Form 10-Q
period 1996-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 1996-08-06
CIK 1000623

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996

                                     OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  --------------------

Commission file number 1-13948

                   SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)


          DELAWARE                                           62-1612879
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


                         100 NORTH POINT CENTER EAST
                                  SUITE 600
                             ALPHARETTA, GEORGIA
                                 30202-8246
                  (Address of principal executive offices)
                                 (Zip Code)

                               1-800-514-0186
            (Registrant's telephone number, including area code)

                                  NO CHANGE
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X   .  No         .
   --------      --------

As of June 30, 1996, 16,051,937 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)

                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     1996            1995
- - - -----------------------------------------------------------------------------------------------------------------------------------

                                                              ASSETS

Current Assets
  Cash and cash equivalents ......................................................  $ 14.8            $  5.9
  Accounts receivable ............................................................    70.6              69.5
  Inventories ....................................................................    51.2              56.0
  Deferred income tax benefits ...................................................     3.2               5.1
  Prepaid expenses ...............................................................     4.0               l.0
                                                                                    ------            ------
    Total Current Assets .........................................................   143.8             137.5
                                                                                    ------            ------

Gross Property ...................................................................   333.3             322.0
  Less accumulated depreciation ..................................................   162.5             155.5
                                                                                    ------            ------
    Net Property .................................................................   170.8             166.5
                                                                                    ------            ------

Noncurrent Deferred Income Tax Benefits ..........................................    35.2              40.1
                                                                                    ------            ------

Deferred Charges and Other Assets ................................................     2.8               2.9
                                                                                    ------            ------

Total Assets .....................................................................  $352.6            $347.0
                                                                                    ======            ======

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Short-term debt ................................................................  $  1.9            $  2.5
  Current portion of long-term debt ..............................................     3.3               2.4
  Accounts payable ...............................................................    38.8              44.3
  Accrued expenses ...............................................................    42.6              43.6
  Income taxes payable ...........................................................     1.5               1.3
                                                                                    ------            ------
    Total Current Liabilities.....................................................    88.1              94.1
                                                                                    ------            ------

Long-Term Debt ...................................................................    87.8              91.6
                                                                                    ------            ------
Deferred Income Taxes ............................................................     8.3              10.1
                                                                                    ------            ------
Other Noncurrent Liabilities .....................................................    20.3              18.3
                                                                                    ------            ------
Minority Interest ................................................................     4.0               3.0
                                                                                    ------            ------
Contingencies (See Notes 4, 5 and 6)
Stockholders' Equity
    Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued ..       -                 -
    Common Stock  -$.10 par value - 100,000,000 shares authorized,
        16,051,937 and 16,051,109  shares issued and outstanding at June 30, 1996
        and December 31, 1995, respectively ......................................     l.6               1.6
    Additional paid-in capital ...................................................    60.0              60.0
    Retained earnings ............................................................    63.8              46.3
    Unrealized currency translation adjustments ..................................    18.7              22.0
                                                                                    ------            ------
        Total Stockholders' Equity ...............................................   144.1             129.9
                                                                                    ------            ------

Total Liabilities and Stockholders' Equity .......................................  $352.6            $347.0
                                                                                    ======            ======

           See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)



                                                     FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                        ENDED JUNE 30,            ENDED JUNE 30,
                                                     --------------------       ------------------
                                                       1996          1995         1996        1995
                                                     ------        ------       ------      ------

Net Sales .........................................  $117.5        $113.4       $237.3      $222.9
  Cost of products sold ...........................    87.7          88.6        178.7       173.6
                                                     ------        ------       ------      ------
Gross Profit ......................................    29.8          24.8         58.6        49.3
  Advertising, promotion and selling expenses .....     4.7           4.4          9.1         8.2
  Research expense ................................     1.1           1.1          3.1         2.1
  General expense .................................     4.2           2.8          8.6         5.7
                                                     ------        ------       ------      ------
Operating Profit ..................................    19.8          16.5         37.8        33.3
  Interest expense ................................    (1.3)         (1.2)        (2.7)       (1.3)
  Interest expense to affiliated companies ........       -          (3.4)           -        (6.2)
  Interest income from affiliated companies .......       -           5.2            -         8.6
  Other income (expense), net .....................     0.1           0.2          0.1        (0.3)
                                                     ------        ------       ------      ------
Income Before Income Taxes and Minority Interest ..    18.6          17.3         35.2        34.1
  Provision for income taxes ......................     6.9           6.2         13.2        12.3
                                                     ------        ------       ------      ------
Income Before Minority Interest ...................    11.7          11.1         22.0        21.8
  Minority interest in earnings of subsidiary .....     1.2           0.8          2.1         1.6
                                                     ------        ------       ------      ------
Net Income ........................................  $ 10.5        $ 10.3       $ 19.9      $ 20.2
                                                     ======        ======       ======      ======

Net Income per Common Share                          $  .65                     $ 1.24
                                                     ======                     ======

Pro Forma Net Income per Common Share (Note 2) ....                $  .46                   $  .95
                                                                   ======                   ======

Cash Dividends Declared per Common Share ..........  $  .15                     $  .15
                                                     ======                     ======









           See Notes to Unaudited Consolidated Financial Statements

                    SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              U.S. $ IN MILLIONS
                                 (UNAUDITED)


                                               COMMON STOCK ISSUED
                                                 AND OUTSTANDING   PREDECESSORS' ADDITIONAL                    UNREALIZED
                                                 ---------------      CAPITAL     PAID-IN   RETAINED  DIVISION  CURRENCY
                                                 SHARES     AMOUNT   STOCK (1)    CAPITAL   EARNINGS   EQUITY  TRANSLATION  TOTAL
                                               ----------   ------   ---------    -------   --------   ------  -----------  -----
BALANCE, DECEMBER 31, 1994 ..................                          $ 37.2      $ 65.7    $ 69.2     $68.0     $ 5.0     $245.1
 Net income for the six months
  ended June 30, 1995 .......................                                                  12.0       8.2                 20.2
 Advances to affiliates .....................                                                            (8.8)                (8.8)
 Dividends declared .........................                                                 (10.3)                         (10.3)
 Adjustments due to translation .............                             -            -         -         -       16.3       16.3
                                                                       ------      ------    ------     -----     -----     ------

BALANCE, JUNE 30, 1995 ......................                            37.2        65.7      70.9      67.4      21.3      262.5
 Net income for the five months
   ended November 30, 1995 ..................                                                  14.5       4.7                 19.2
 Advances from affiliates ...................                                                             6.3                  6.3
 Dividends declared (3) .....................                                                 (36.5)                         (36.5)
 Return of capital (2) (3) ..................                           (37.1)      (56.0)                                   (93.1)
 Adjustments due to translation .............                                                                      (1.2)      (1.2)
 Debt assumed from Kimberly-Clark (3) .......                                                           (25.0)               (25.0)
 Stock distribution to holders of
    Kimberly-Clark stock ....................  16,051,109    $1.6        (0.1)       50.3        -      (53.4)      1.6       -
                                               ----------    ----      ------      ------    ------     -----     -----     ------

BALANCE, DECEMBER 1, 1995 ...................  16,051,109     1.6         -          60.0      48.9        -       21.7      132.2
 Net loss for the month
    ended December 31, 1995 .................                                                  (2.6)                          (2.6)
 Adjustments due to translation .............     -            -          -            -         -         -        0.3        0.3
                                               ----------    ----      ------      ------    ------     -----     -----     ------
BALANCE, DECEMBER 31,  1995 .................  16,051,109     1.6         -          60.0      46.3        -       22.0      129.9
 Net income for the six months ended
    June 30, 1996 ...........................                                                  19.9                           19.9
 Dividends declared .........................                                                  (2.4)                          (2.4)
 Stock issued to directors as compensation ..         828
 Adjustments due to translation .............     -            -          -            -         -         -       (3.3)      (3.3)
                                               ----------    ----      ------      ------    ------     -----     -----     ------

BALANCE, JUNE 30, 1996 ......................  16,051,937    $1.6      $  -        $ 60.0    $ 63.8     $  -      $18.7     $144.1
                                               ==========    ====      ======      ======    ======     =====     =====     ======




(1)  Changes in predecessors' capital stock relate to Schweitzer-Mauduit
     France S.A.R.L. ("SMF"), previously named Kimberly-Clark France S.A.R.L. The issuances of stock of Schweitzer-Mauduit International, Inc. and Schweitzer-Mauduit Canada, Inc. to Kimberly-Clark Corporation ("Kimberly-Clark") and Kimberly-Clark, Inc. (an indirect wholly-owned Canadian subsidiary of Kimberly-Clark), respectively, on August 21, 1995 and August 17, 1995, respectively, solely for the purpose of effecting the Distribution (see Note 1 of Notes to Unaudited Consolidated Financial Statements) were nominal amounts and thus are not reflected in the above statement. Prior to the Distribution, $0.1 of the common stock was attributable to LTR Industries S.A. ("LTRI") and was unchanged during all the periods presented up until November 30, 1995.

(2) Represents contributions to SMF equity by Kimberly-Clark which were, in turn, invested in whole or in part in the French consumer and service products ("C&S") subsidiaries of SMF. The investments in these subsidiaries have been retroactively reflected in the accompanying Unaudited Consolidated Financial Statements as having been distributed to Kimberly-Clark. Accordingly, these additional C&S investments have been shown as return of capital distributions to Kimberly-Clark (or as dividends to the extent the investment exceeded SMF's available common stock amount). See Note 1 of Notes to Unaudited Consolidated Financial Statements.

(3) In connection with the Distribution, the Company paid $56.0 to Kimberly-Clark as a return of capital. This payment was in addition to the debt of Kimberly-Clark, which the Company assumed in the U.S. ($25.0) and retained in France ($10.8), and a cash dividend from LTRI to Kimberly-Clark of $8.2 on the date of the Distribution. The aggregate of these items represented a distribution of $100.0 to Kimberly-Clark in connection with the Distribution.



           See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               U.S. $ IN MILLIONS
                                  (UNAUDITED)


                                                          FOR THE SIX MONTHS
                                                            ENDED JUNE 30,
                                                         --------------------
                                                            1996       1995
                                                         ---------  ---------

Operations
  Net income ..........................................     $19.9      $20.2
  Depreciation ........................................       6.7        6.4
  Deferred income tax provision                               3.2        4.2
  Minority interest in earnings of subsidiary                 2.1        1.6
  Non-cash utilization of restructuring reserve .......       4.5         -
  Other................................................       2.0         -
  Changes in operating working capital ................      (5.6)      (2.8)
                                                            -----      -----
      Cash Provided by Operations .....................      32.8       29.6
                                                            -----      -----
Investing
  Capital spending ....................................     (19.0)      (6.5)
  Advances to affiliates ..............................        -        (8.8)
  Other ...............................................      (0.9)       2.9
                                                            -----      -----
     Cash Used for Investing .........................      (19.9)     (12.4)
                                                            -----      -----
Financing
  Cash dividends paid to SWM stockholders .............      (2.4)        -
  Cash dividends paid to affiliates ...................        -       (10.3)
  Changes in receivables from affiliates ..............        -       (57.9)
  Changes in short-term debt ..........................      (0.6)      24.2
  Changes in debt payable to affiliates within one year        -        28.4
  Proceeds from issuances of  long-term debt ..........       4.5        5.9
  Payments on long-term debt ..........................      (4.6)      (3.3)
  Cash dividends paid to minority owner ...............      (0.9)      (3.9)
  Other ...............................................        -         0.5
                                                            -----      -----
     Cash Used for Financing ..........................      (4.0)     (16.4)
                                                            -----      -----

  Increase in Cash and Cash Equivalents ...............       8.9        0.8

  Cash and Cash Equivalents at beginning of period ....       5.9        0.6
                                                            -----      -----

  Cash and Cash Equivalents at end of period ..........     $14.8      $ 1.4
                                                            =====      =====





           See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


NOTE 1. BACKGROUND

     In April 1995, the Board of Directors of Kimberly-Clark Corporation ("Kimberly-Clark") approved a plan providing for a distribution (the "Distribution") to its stockholders through a tax-free spin-off of its U.S., French and Canadian business operations that manufacture and sell tobacco-related papers and other specialty paper products (the "Businesses") to customers predominately in the United States, Europe and China.

     In order to effectuate the Distribution of the Businesses, on August 21, 1995 and July 31, 1995, respectively, Schweitzer-Mauduit International, Inc. ("SWM" or the "Company") and Schweitzer-Mauduit Canada, Inc. ("SM-Canada") were incorporated and nominally capitalized. Immediately prior to the Distribution, Kimberly-Clark transferred to the Company (the "Transfer") (i) the assets and liabilities of its U.S.-based specialty products business; (ii) all of the issued and outstanding shares of SM-Canada; (iii) all of the issued and outstanding shares of Schweitzer-Mauduit France, S.A.R.L. (previously named Kimberly-Clark France S.A.R.L., or "S.A.R.L."), a French corporation ("SMF"); and (iv) 72 percent of the issued and outstanding shares of LTR Industries, S.A., a French corporation ("LTRI"). At the time of the Distribution, the Company had initial authorized capital of 100,000,000 common shares (par value $.10 per share) and 10,000,000 preferred shares (par value $.10 per share). After the Transfer, the Company consisted of the operating assets and liabilities of Kimberly-Clark's U.S. specialty products business and investments in SM-Canada (100 percent owned), SMF (100 percent owned) and LTRI (72 percent owned). SMF, directly or indirectly, owns 100 percent of two principal French subsidiaries: Papeteries de Mauduit S.A. ("PdM") and Papeteries de Malaucene S.A. ("PdMal"). The Transfer was accounted for at historical cost in a manner similar to a pooling of interests as the entities were all under common control.

     In July 1995, the stockholder of SMF, then a wholly-owned subsidiary of Kimberly-Clark, approved the conversion of $65.4 of receivables from an affiliated company to an equity investment in such company. Such affiliated company was one of two wholly-owned consumer and service products ("C&S") subsidiaries (unrelated to the tobacco-related and specialty papers businesses) which were merged together, and the shares of the merged entity were distributed to Kimberly-Clark prior to the Distribution. The conversion of receivables to an equity investment was recorded as a return of capital to Kimberly-Clark, reducing the par value of common stock of SMF by $37.1, with the excess recorded as a non-cash dividend reducing retained earnings by $28.3. SMF remained part of the Company to permit PdM and PdMal to utilize income tax loss carryforwards previously generated by the French C&S operations.

     On November 1, 1995, Kimberly-Clark announced that its Board of Directors had approved the Distribution of all outstanding shares of common stock of SWM to Kimberly-Clark stockholders. The Distribution was made on November 30, 1995 to stockholders of record on November 13, 1995, at the distribution ratio of one share of SWM common stock for every ten shares of Kimberly-Clark common stock held on the date of record. Effective at the close of business on November 30, 1995 (the "Distribution Date"), the Company became an independent, publicly-owned company as a result of the Distribution.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     In connection with the Distribution, the Company paid $56.0 to Kimberly-Clark as a return of capital. This payment was in addition to the debt of Kimberly-Clark, which the Company assumed in the U.S. ($25.0) and retained in France ($10.8), and a cash dividend from LTRI to Kimberly-Clark of $8.2 on the date of the Distribution. The aggregate of these items represented a distribution of $100.0 to Kimberly-Clark in connection with the Distribution.

     On April 18, 1996 the Board of Directors declared the first quarterly cash dividend of fifteen cents ($.15) per share of common stock. The dividend, totaling $2.4, was paid on June 10, 1996 to stockholders of record on May 13, 1996.

NOTE 2. BASIS OF PRESENTATION AND PRO FORMA INFORMATION

Basis of Presentation

     These financial statements include the accounts of SWM and its majority-owned subsidiaries. All material intercompany and interdivision transactions are eliminated.

     The Balance Sheets as of June 30, 1996 and December 31, 1995 are presented on a consolidated basis. The Statements of Income, Cash Flows and Changes in Stockholders' Equity for all periods prior to the Distribution Date include the combined results of operations and cash flows of the Businesses under Kimberly-Clark as if the Businesses had been operating as a single entity prior to the Distribution. The combined statements include historical information and reflect the assets, liabilities, net income and cash flows of the Businesses. Kimberly-Clark's U.S. business had been reported as a division (not a separate legal entity) of Kimberly-Clark, the Canadian business had been reported as a division of a Canadian subsidiary of Kimberly-Clark, and the French businesses had been reported as consolidated subsidiaries of Kimberly-Clark.

     The French C&S operations have been excluded from the consolidated financial statements of the Company because the Businesses and the French C&S operations had been independently operated and managed, had totally separate facilities, no common sales forces or purchasing functions, no substantive intercompany transactions (except in the ordinary course of managing Kimberly-Clark's intercompany financing activities), and no other commonalities, in substance or in form. The accompanying consolidated financial statements accordingly reflect the distribution of the French C&S subsidiaries to Kimberly-Clark as of the beginning of the earliest period presented.

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and on the same basis as the audited financial statements included in the Company's Annual Report on Form 10-K. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a normal recurring nature. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These financial statements should be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K. Certain reclassifications have been made to conform 1995 data to the 1995 Form 10-K and current period presentation.

     The average number of common shares outstanding used in the calculation of net income per common share for the three and six months ended June 30, 1996 were both approximately 16,052,000.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


Pro Forma Information

     Pro forma net income has been presented based on information prepared under assumptions as to the effects on the Company's financial statements of certain intercompany, stockholders' equity and operating transactions related to the Distribution as though these transactions occurred at the beginning of the periods presented. Pro forma net income per common share has been computed based on the assumption that pro forma average shares outstanding, for all periods prior to December 1, 1995, were the actual number of shares (16,051,109) issued and distributed in the Distribution. The number of shares outstanding from the Distribution Date to December 31, 1995 did not change.
The following summarizes the effects of the pro forma adjustments and the pro forma weighted average common shares outstanding for the three and six months ended June 30, 1995 and for the remaining quarters of 1995:

                                                                      1995
                                            -------------------------------------------------------
                                                                 Second
                                            First      Second     YTD    Third(a)  Fourth(b)  Total
                                            -----      ------    ------  --------  ---------  -----
  Historical net income ..................  $ 9.9      $10.3     $ 20.2   $13.9      $ 2.7     $36.8
  Pro forma adjustments:
   Incremental operating expense (c) .....   (l.4)      (1.4)      (2.8)   (1.3)      (0.4)     (4.5)
   Incremental interest expense (d) ......   (1.4)      (1.3)      (2.7)   (1.4)      (0.8)     (4.9)
   Reversal of net interest income
    from affiliates (e) ..................   (0.5)      (1.8)      (2.3)   (0.7)      (0.3)     (3.3)
   Net tax benefit of adjustments ........    1.3        1.5        2.8     1.5        0.6       4.9
                                            -----      -----     ------   -----      -----     -----

  Pro forma net income ...................  $ 7.9      $ 7.3      $15.2   $12.0      $ 1.8     $29.0
                                            =====      =====     ======   =====      =====     =====

  Pro forma net income per common share ..  $ .49      $ .46     $  .95   $ .75      $ .11     $1.81
                                            =====      =====     ======   =====      =====     =====

  Pro forma weighted average common
   shares outstanding for all periods ....                                                 16,051,109

______________

a) Results for the third quarter 1995 included a $4.5 one-time deferred income tax benefit as a result of the increase in the effective statutory income tax rate enacted in France in July 1995 from 33.33 percent to 36.67 percent. The impact of this item was $.28 per share, which was partially offset by the $0.6 additional income tax expense recorded in the third quarter 1995 for the retroactive effect of the enactment back to January 1, 1995. The net impact of this item on net income for the third quarter 1995 was $3.9, or $.24 per share.
b) Results for the fourth quarter 1995 included a $7.3 pre-tax restructuring charge, the net income impact of which was $4.4, or $.27 per share.
c) Estimated incremental information systems, administration and management expense associated with being a stand-alone publicly-owned entity.
d) Estimated incremental interest expense associated with new debt issued and debt assumed from Kimberly-Clark, and to adjust other interest expense for the estimated effect of the pro forma adjustments.
e) Reversal of intercompany interest income and expense related to intercompany receivables and liabilities attributable to Kimberly-Clark's European cash management program.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


NOTE 3. INVENTORIES

The following schedule details inventories by major class as of June 30, 1996 and December 31, 1995:

                                                                              June 30,                  December 31,
                                                                                1996                       1995
- - - -----------------------------------------------------------------------------------------------------------------------------------
At the lower of cost on the First-In,
  First-Out (FIFO) and weighted average methods or market:
     Raw Materials.....................................................         $18.9                      $25.9
     Work in process...................................................           9.0                        7.4
     Finished goods....................................................          19.7                       22.0
     Supplies and other................................................           9.9                       10.2
                                                                                -----                      -----
                                                                                 57.5                       65.5
Excess of FIFO cost over Last-In,
  First-Out (LIFO) cost................................................          (6.3)                      (9.5)
                                                                                -----                      -----

       Total...........................................................         $51.2                      $56.0
                                                                                =====                      =====

NOTE 4.  INCOME TAXES

     The effective tax rates for the three and six months ended June 30, 1996 increased to 37.1 percent and 37.5 percent, respectively, from 35.8 percent and
36.1 percent for the respective corresponding periods of 1995. The provision for income taxes increased in 1996 primarily as a result of an increase in the effective statutory income tax rate enacted in France in July 1995 from 33.33 percent to 36.67 percent.

     The Company's 1995 French income tax returns filed in April 1996 reflected tax net loss carryforward amounts greater than those which had previously been reflected on the Company's balance sheet. Thus, the Company recorded an amount of additional deferred tax asset in the first quarter. There is uncertainty, however, whether the benefit of these amounts will ultimately be realized by the Company. Accordingly, an additional valuation allowance was recorded in the first quarter to fully offset the additional deferred tax asset related to these tax net loss carryforwards. The amount of the additional deferred tax asset and off-setting valuation allowance was $15 million, resulting in no impact on net income for the three or six month periods ended June 30, 1996.

     Along with numerous other companies and banks in France, PdM is subject to a tax claim with respect to its purchase of certain bonds in 1988 which were represented by the two selling banks as carrying specific tax benefits. The French taxing authority is challenging the use by PdM of those benefits. The tax claim against PdM by the French taxing authority is $1.9 as of June 30, 1996, including late payment penalties. The Company is vigorously defending the claim based on the merits and has filed claims against each bank on the basis of their misrepresentation of certain facts. The Company's claim against one of the banks was rejected by a trial court in May 1996 and the Company is appealing this decision. The other bank filed a claim in 1995 against the mutual funds which were managing this financial product. No reserve has been established for this claim. Based on information currently available, there exists a reasonable possibility of an unfavorable outcome for this claim.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


NOTE 5. ENVIRONMENTAL MATTERS

     Kimberly-Clark was named a potentially responsible party ("PRP") under the provisions of the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), or analogous state statues, at two waste disposal sites utilized by the Company's Spotswood, New Jersey mill and one site used by the Company's former Mt. Holly Springs, Pennsylvania mill. Under the terms of the Distribution, the Company assumed all liabilities associated with each of the following matters:

- - - -    In August 1992, the Spotswood mill received an information request from the New Jersey Department of Environmental Protection and Energy
     ("NJDEPE"), now known as the New Jersey Department of Environmental Protection ("NJDEP"), with respect to the Jones Industrial Service
     Landfill. Neither Kimberly-Clark nor the Company has any internal records indicating that the mill used the site. However, the Spotswood mill received routing sheets completed by a nonhazardous waste disposal transporter used by the mill which indicate that the transporter may have sent three loads of Spotswood mill waste to the site in September 1980.
     The NJDEP issued a draft Record of Decision ("ROD") in June 1995 which evaluated remedial alternatives at the site. The draft ROD included a NJDEP list of PRPs, but Kimberly-Clark was not named on the list.
     Although the amount of the Company's liability, if any, at this site cannot yet be determined, based on the involvement of a number of other
     PRPs and the amount of waste that the Spotswood mill allegedly sent to the Jones Industrial Service Landfill, the Company does not believe that its liability at this site will be material.

- - - -    On February 6, 1991, the NJDEPE identified Kimberly-Clark as a PRP under the provisions of the New Jersey Spill Compensation and Control Act for
     remediation of the Global Sanitary Landfill waste disposal site located in
     Old Bridge Township, New Jersey based on the Spotswood mill's disposal of waste at such site.  The United States Environmental Protection Agency
     ("EPA") has designated the disposal site as a state-led site under CERCLA with the NJDEP acting as lead agency.  In May 1991, Kimberly-Clark signed a PRP agreement and paid an administrative assessment.  In August 1993, a consent decree was executed by the State of New Jersey and the PRPs pursuant to which Kimberly-Clark agreed to pay $0.6 for its share of Phase
     I cleanup costs.  This amount has been reflected in the Company's financial statements.  Although the Spotswood mill's share of Phase II cleanup costs cannot yet be determined, based on the involvement of a number of other PRPs, the volume of waste at the Global Sanitary Landfill waste disposal site allocated to Kimberly-Clark and the expected cost of
     Phase II cleanup, the Company does not believe that its liability at this site will be material.

- - - -    In April 1995, Kimberly-Clark received a letter from the Industrial
     Solvents and Chemical Company ("ISCC") Site PRP Steering Committee stating that it had been identified by the Pennsylvania Department of Environmental Protection as a generator of waste at a nine acre site in Newberry Township, York County, Pennsylvania. The PRP group believes that the Company's former Mt. Holly Springs, Pennsylvania facility sent 825 gallons of waste to the ISCC site. The PRP group has determined that the waste allegedly sent by the Company represents 0.0185 percent of the total amount of waste sent to the ISCC site and, therefore, has assigned to the Company a 0.0185 percent share of the response costs. The PRP Steering Committee has committed to incur

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     up to $13.5 in interim response costs and expects future remedial costs to range from an additional $20 to $40. Considering these cost estimates and the Company's 0.0185 percent share of response costs, the Company does not believe its liability at this site will be material.

     The Company, as part of the Distribution, assumed all liabilities associated with each of the foregoing matters, as well as responsibility for compliance with the New Jersey Industrial Site Recovery Act, as amended, in connection with the transfer of the Spotswood mill to the Company. Based on technical environmental information about the actions needed to comply with this statute, such compliance is not expected to have a material adverse effect on the Company's financial condition or results of operations.

     The Company also assumed responsibility to administer a consent order between Kimberly-Clark and the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee, Massachusetts. The Company will be obligated to maintain the integrity of the cover and sample groundwater monitoring wells, in addition to other long-term maintenance responsibilities for this former non-hazardous waste disposal facility. Pursuant to Massachusetts law, a comprehensive site assessment ("CSA") has been performed and submitted to MDEP in connection with the closure of the Willow Hill Landfill. MDEP approved the CSA in a May 15, 1996 letter to the Company on the condition that a Corrective Action Alternative Assessment ("CAAA") be performed to address certain environmental conditions identified in the CSA. On July 15, 1996, the Company submitted to MDEP a CAAA recommending certain corrective action, the cost of which is not expected to exceed $0.2. In the CAAA, the Company has recommended against certain other corrective actions on the grounds that they would be ineffective and cause undue expense. MDEP is expected to inform the Company in the third quarter of 1996 whether it accepts the Company's recommendations for corrective action. Based on current information, the Company believes that the substance of its recommendation will be accepted and that the cost of corrective action, including on-going maintenance and monitoring activities, will not have a material adverse effect on the Company's financial condition or results of operations.

     Within three to ten years, some or all of the Company's U.S. facilities may be subject to revised air emissions and wastewater discharge standards, the first phase of which were proposed by the EPA in December 1993. These rules are commonly known as the "Cluster Rules". The first phase of the proposed Cluster Rules would affect only wastewater discharges from the Ancram, New York mill and the Lee mills. Because the Spotswood mill discharges its effluent to a publicly-owned treatment works, it is not subject to this initial proposal. If the EPA conforms to its published schedule, this first phase of the Cluster Rules will be finalized in late 1996 and will require compliance by affected facilities in late 1999. Although the actual cost of compliance with the Cluster Rules will depend on the requirements imposed by the final standards, the estimated capital expenditures for compliance with the proposed Cluster Rules at the Ancram mill and the Lee mills is between $8 and $11 in the aggregate. However, because of uncertainty concerning applicable requirements under the final Cluster Rules, the Company can give no assurance that this estimate will accurately reflect the actual cost of compliance.

     In addition, the later phases of the Cluster Rules (and/or Title III of the Clean Air Act Amendments of 1990) may further regulate air emissions and wastewater discharges from the Spotswood mill and require the Company to install additional air pollution controls at its other U.S. facilities sometime after the year 2000. Potential capital expenditures to comply with this subsequent phase of the Cluster Rules and/or Title III of the Clean Air Act Amendments cannot be estimated until after the EPA proposes applicable requirements, if any.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


     The Company anticipates that it will incur total capital expenditures of approximately $2 to $4 annually in 1996 and 1997 and approximately $5 to $10 in 1998 to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States and France. The major projects included in these estimates include upgrading wastewater treatment facilities at various locations and installation of equipment to treat volatile organic compound emissions in France.

NOTE 6. LEGAL PROCEEDINGS

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes, based on advice of legal counsel, that such litigation and claims will be resolved without a material effect on the Company's consolidated financial statements.

NOTE 7. SUBSEQUENT EVENTS

     Effective July 15, 1996, the Board of Directors declared a quarterly cash dividend of fifteen cents ($.15) per share of common stock. The dividend will be payable on September 9, 1996 to stockholders of record on August 12, 1996.

ITEM 2. SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN BACKGROUND INFORMATION

     The Company was incorporated on August 21, 1995 as a wholly-owned subsidiary of Kimberly-Clark, formed to own the assets of Kimberly-Clark's U.S. specialty products business as well as related investments in Canada and France. Through the November 30, 1995 Distribution date, the specialty products operations in the U.S. and Canada were conducted by operating divisions of Kimberly-Clark and one of its Canadian subsidiaries, respectively. The specialty products operations in France were conducted through LTRI, a 72 percent-owned subsidiary of Kimberly-Clark, and two indirect wholly-owned Kimberly-Clark subsidiaries, PdMal and PdM. These latter two companies were owned by Schweitzer-Mauduit France S.A.R.L. ("SMF"), previously named Kimberly-Clark France S.A.R.L., which prior to the Distribution was a wholly-owned subsidiary of Kimberly-Clark.

     Two Kimberly-Clark consumer and service products ("C&S") businesses located in France, which were unrelated to the Company and Businesses, were also subsidiaries of SMF's predecessor. The French C&S subsidiaries were merged together and the shares of the merged entity were distributed to Kimberly-Clark prior to the Distribution. SMF, however, remained part of the Company in order to permit PdM and PdMal to utilize the substantial net operating loss carryforwards previously generated by the French C&S operations.

     The French C&S businesses were operated and managed independently of the Businesses, with totally separate facilities, no common sales forces or purchasing functions, no substantive intercompany transactions (except in the ordinary course of managing Kimberly-Clark's intercompany financing activities) and no other commonalities. Accordingly, the French C&S operations have been excluded from the consolidated financial statements of the Company included elsewhere herein and from the following discussion of results of operations.

     Management believes that the following commentary and tables appropriately discuss and analyze the comparative results of operations and the financial condition of the Company for the periods covered.

OVERVIEW

     The Company operates principally in one industry segment, which consists of cigarette paper, tipping paper and plug wrap paper used to wrap various parts of a cigarette ("Cigarette Papers") and reconstituted tobacco products. The Company's non-tobacco industry products represented approximately six percent of the Company's net sales in 1995.

     Interest expense, interest income and other nonoperating expenses reported for the periods prior to the Distribution relate primarily to financing activities associated with the Kimberly-Clark European cash management program, for which SMF functioned as a cash management and financing entity for other Kimberly-Clark affiliates, primarily in France.

                   SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS  (Continued)

     For purposes of the geographic disclosure in the following tables, the term "United States" includes operations in the U.S. and Canada. The Canadian operations exist primarily to produce flax fiber used as raw material in the U.S. operations and have no material effect on such geographic disclosure.

     Adjustments to net sales set forth in the following tables consist of eliminations of intercompany sales of products between geographic areas. Adjustments to operating profit consist of unallocated overhead expenses not associated with geographic areas and eliminations of intercompany transactions.

     Certain 1995 geographical amounts have been restated from amounts previously reported to more appropriately reflect how management internally manages the geographical businesses. The restatement was to deduct royalties paid by the French operations to the U.S. operations after, rather than before, operating profit, consistent with the way the U.S. operations report such income. The operating profit restatement between "Outside United States" and "Unallocated/Eliminations" amounted to $0.3 and $0.6 for the three and six month periods ended June 30, 1995, respectively. The "United States" and "Consolidated" operating profit amounts were not affected.

RESULTS OF OPERATIONS

       By Geography for the three months ended June 30, 1996 and 1995
                            (U.S. $ in millions)

                                                                                % Change       % of 1996         % of 1995
Net Sales                                                  1996      1995       vs. 1995      Consolidated      Consolidated
- - - ---------                                                  ----      ----       --------      ------------     --------------
United States ......................                      $ 52.7    $ 54.5      -  3.3%            44.9%             48.1%
Outside United States ..............                        65.7      60.8      +  8.1             55.9              53.6
Eliminations .......................                        (0.9)     (1.9)                        (0.8)             (1.7)
                                                          ------    ------                        -----             -----
 Consolidated ......................                      $117.5    $113.4      +  3.6%           100.0%            100.0%
                                                          ======    ======                        =====             =====

                                                                                                     % Return on Sales
                                                                      % Change   % of 1996           -----------------
Operating Profit                             1996          1995       vs. 1995  Consolidated       1996             1995
- - - ----------------                             ----          ----       --------  ------------      ------           ------
United States ......................       $   7.6        $ 6.1      +  24.6%       38.4%         14.4%             11.2%
Outside United States ..............          13.5         10.5      +  28.6%       68.2          20.5              17.3
Unallocated/Eliminations............          (1.3)        (0.1)                    (6.6)
                                           -------        -----                    -----
 Consolidated ......................       $  19.8        $16.5      +  20.0%      100.0%         16.9%             14.6%
                                           =======        =====                    =====



          By Geography for the six months ended June 30, 1996 and 1995
                              (U.S. $ in millions)

                                                                                    % Change     % of 1996        % of 1995
Net Sales                                                   1996     1995           vs. 1995   Consolidated     Consolidated
- - - ---------                                                   ----     ----           --------   ------------    --------------
United States .....................................        $111.0    $110.9         +  0.1%        46.8%             49.8%
Outside United States .............................         129.2     115.7         + 11.7         54.4              51.9
Eliminations ......................................          (2.9)     (3.7)                       (l.2)             (1.7)
                                                           ------    ------                       -----             -----
 Consolidated .....................................        $237.3    $222.9         +  6.5%       100.0%            100.0%
                                                           ======    ======                       =====             =====

                                                                                                     % Return on Sales
                                                                      % Change   % of 1996           -----------------
Operating Profit                             1996          1995       vs. 1995  Consolidated       1996             1995
- - - ----------------                             ----          ----       --------  ------------      ------           ------
United States ..........................   $  15.8         $13.4     +  17.9%        41.8%        14.2%             12.1%
Outside United States ..................      24.9          20.2     +  23.3         65.9         19.3              17.5
Unallocated/Eliminations................      (2.9)         (0.3)                    (7.7)
                                           -------         -----                    -----
 Consolidated ..........................   $  37.8         $33.3     +  13.5%       100.0%        15.9%             14.9%
                                           =======         =====                    =====

                    SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS  (Continued)


Net Sales

     Net sales increased by $4.1 million and $14.4 million in the three and six month periods ended June 30, 1996, respectively, as compared to the corresponding periods of the preceding year as a result of changes in worldwide sales volumes ($4.1 million and $5.7 million, respectively) and changes in selling prices and improved sales mix ($3.2 million and $9.3 million, respectively), partially offset by unfavorable changes in currency exchange rates ($3.2 million and $0.6 million, respectively). Sales volumes declined by one percent overall for the three month period compared to the same period of the preceding year. Sales volumes improved by one percent overall for the six month period compared to the same period of the preceding year. Excluding reconstituted tobacco leaf volumes in the U.S., a product line the Company exited at the beginning of the second quarter of 1996 as previously announced, sales volumes improved by seven percent and six percent for the three and six month periods, respectively, with volumes from the French businesses up six percent for both periods and volumes growing nine percent for the three month period and six percent for the six month period at the U.S. business unit. Average selling prices increased for most major product lines in France because of price increases implemented in prior quarters. Average selling prices declined in the U.S. primarily because of contractual price reductions related to a decline in the per ton cost of wood pulp.


Operating Profit

     Operating profit improved by $3.3 million and $4.5 million in the three and six month periods ended June 30, 1996, respectively, as compared to the corresponding periods of the preceding year primarily as a result of higher selling prices and unit volumes in France and a decline in per ton wood pulp costs, all of which were partially offset by higher selling, research and general expenses, and unfavorable changes in currency exchange rates. Per ton wood pulp cost decreases favorably impacted operating profit by $4.4 million and $3.7 million in the three and six month periods, respectively. Selling expenses were higher in France from commissions on export sales and increased travel expenses. Research expenses were higher for the six month period primarily because of differences in the amount of machine time and other trial costs shared with customers. General expenses increased due to additional administrative costs incurred to operate as an independent company. Changes in currency exchange rates are estimated to have decreased operating profit by $0.6 million and $0.1 million in the three and six month periods ended June 30, 1996, respectively, compared to the preceding year.


NON-OPERATING EXPENSES

     Interest expense in 1996 was primarily associated with the debt incurred in connection with the Distribution (see "Liquidity and Capital Resources"). Overall net interest income (affiliate and non-affiliate) of $0.6 million and $1.1 million for the three and six month periods ended June 30, 1995, respectively, principally resulted from the Company's financing activities in connection with the Kimberly-Clark European cash management program prior to the Distribution.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS  (Continued)

INCOME TAXES

     The effective tax rates for the three and six months ended June 30, 1996 increased to 37.1 percent and 37.5 percent, respectively, from 35.8 percent and
36.1 percent for the respective periods of 1995. The provision for income taxes increased in 1996 primarily as a result of an increase in the effective statutory income tax rate enacted in France in July 1995 from 33.33 percent to
36.67 percent.

     The Company's 1995 French income tax returns filed in April 1996 reflected tax net loss carryforward amounts greater than those which had previously been reflected on the Company's balance sheet. Thus the Company recorded an amount of additional deferred tax asset in the first quarter. There is uncertainty, however, whether the benefit of these amounts will ultimately be realized by the Company. Accordingly, an additional valuation allowance was recorded in the first quarter to fully offset the additional deferred tax asset related to these tax net loss carryforwards. The amount of the additional deferred tax asset and off-setting valuation allowance was $15 million, resulting in no impact on net income for the three or six month periods ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations, that portion attributable to changes in operating working capital, and the amount of cash used for capital expenditures for the six months ended June 30, 1996 and 1995 were as follows:

                                                Six Months Ended June 30,
                                               ----------------------------
                                                   (U.S. $ in millions)
                                                   1996           1995
                                               -------------  -------------
Net cash provided by operations .............     $32.8          $29.6
Increase in operating working capital .......      (5.6)          (2.8)

Capital Expenditures.........................      19.0            6.5


     The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. The Company's net cash provided by operations increased to $32.8 million for the six months ended June 30, 1996 from $29.6 million for the six months ended June 30, 1995. Changes in operating working capital contributed unfavorably to cash flow by $5.6 million in the 1996 period due principally to decreases in accounts payable, primarily associated with payments of spin-off related items and capital expenditures included in accounts payable at December 31, 1995, and increases in prepaid expenses, primarily due to timing of payments related to vacation pay in France and insurance premiums in both the U.S. and France. Changes in operating working capital contributed unfavorably to cash flow by $2.8 million in the 1995 period due principally to higher inventories, associated with higher raw material purchases, and higher trade receivables, due to increased sales volumes, partially offset by increases in accounts payable, associated with increased capital spending and higher raw material purchases, and higher accrued expenses.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS  (Continued)


     The Company's restructuring plan to exit the U.S. reconstituted tobacco leaf product line and to restructure operations at the manufacturing facility in Malaucene, France, announced during the fourth quarter of 1995, is proceeding on schedule. Of the approximate $2.7 million of estimated cash expenses included in the previously recorded $7.3 million charge, the Company paid $1.7 million during the first six months of 1996, primarily for severance related costs in France and the U.S., and costs of mothballing the equipment of the U.S. reconstituted tobacco leaf operations. The Company expects that the remainder of costs will be incurred and the associated restructuring reserve closed out by the end of the third quarter, 1996.

     Cash flow from operations during the first six months of both 1996 and 1995 exceeded the level of capital spending. Capital spending for the six months ended June 30, 1996 included $5.2 million for the new $24 million long fiber paper machine in France, authorized in December 1995, $3.3 million for the installation of new high-speed cigarette paper converting equipment at the Spotswood mill, $2.1 million to furnish the Company's newly leased corporate and U.S. business unit headquarters and U.S. research facilities, $1.3 million at the Quimperle, France mill for a production reorganization project and $0.8 million for new electrical perforating equipment at the mill in Malaucene, France.

     The Company's capital spending program for the full year 1996 is expected to total between $45 and $50 million, focused primarily on internal capacity expansion, cost reduction projects and environmental upgrades (see Note 5 of the Notes to Unaudited Consolidated Financial Statements).

     On April 18, 1996 the Board of Directors declared the first quarterly cash dividend of fifteen cents ($.15) per share of common stock. The dividend, totaling $2.4 million, was paid on June 10, 1996 to stockholders of record on May 13, 1996. Effective July 15, 1996, the Board of Directors declared a quarterly cash dividend of fifteen cents ($.15) per share of common stock. The dividend will be payable on September 9, 1996 to stockholders of record on August 12, 1996.

     The Company's ongoing requirements for cash consist principally of amounts required for capital expenditures, stockholder dividends and working capital. Other than expenditures associated with environmental matters (see Note 5 of the Notes to Unaudited Consolidated Financial Statements) and other capital projects of the aforementioned capital spending program, as of June 30, 1996 the Company had no material outstanding commitments. The principal sources of cash are expected to be cash flow from operations and borrowings from commercial banks.

     The Company believes its cash flow from operations, together with borrowings available under its revolving credit facilities, will be sufficient to fund its ongoing cash requirements.

     On May 20, 1996, the Company announced an odd-lot selling/purchasing program that was completed on July 23, 1996. The voluntary program enabled SWM stockholders with fewer than 100 shares of its common stock as of May 13, 1996 to sell all of their shares or purchase enough additional shares to reach 100 shares. The Company retained an independent service provider to manage the program. All shares traded under the program were traded on the open market, thus not affecting the number of the Company's shares issued and outstanding. As a result of the program, the number of SWM stockholders has been reduced by approximately 21,000, including approximately 7,000 registered stockholders.

                    SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS  (Continued)

NEW ACCOUNTING STANDARD

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company beginning January l, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose in the Company's 1996 Annual Report the required pro forma effect on net income and earnings per share.

OUTLOOK

     During the remainder of 1996, the Company expects to continue to benefit somewhat from increased selling prices in France compared to the average for the prior year. It also expects to continue to benefit from lower per ton wood pulp costs, compared to the prior year, which costs began to decline in late 1995. However, earnings in the third and fourth quarters are not expected to be as strong as in the second quarter since per ton wood pulp costs began to increase in June 1996. Per ton wood pulp costs in the second half of 1996 are expected to be less than per ton costs in the second half of 1995. Additionally, the Company's customers in the U.S. traditionally reduce their operating schedules around the July and December holidays, which could soften the demand for the Company's products during the second half of 1996.

     Sales volumes for the Company's Cigarette Papers and French reconstituted tobacco leaf are expected to strengthen in 1996, reflecting increased demand for the Company's products. The reconstituted tobacco leaf product line in the U.S. was phased out at the beginning of the second quarter 1996 as previously announced.

     The Company will continue incurring costs necessary to operate as an independent, stand-alone organization. These incremental stand-alone costs are expected to total approximately $5.5 million in 1996, primarily attributable to general and administrative expenses, compared to approximately $1.5 million of additional costs incurred in 1995 in connection with the spin-off. The $1.5 million amount included non-recurring costs of approximately $0.9 million. The Company also will continue incurring interest expense at a level comparable to that of the first and second quarters related to bank debt incurred in connection with the Distribution (see "Liquidity and Capital Resources" above).

     The Company expects capital spending to increase during 1996 and 1997 compared to the level of spending in 1995, which was consistent with historical spending levels. The increased capital spending will support capacity increases to accommodate anticipated sales volume growth, cost reduction opportunities and upgrades to environmental treatment facilities. Included in this spending is $24 million for the new paper machine being installed in Quimperle, France and expected to commence production in mid-1997.

                          PART II - OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS


            The Annual Meeting of the Company was held on Thursday, April 18, 1996, at which the following matters were submitted to a vote as had been indicated in the Company's proxy statement mailed on or about March 15, 1996:

            1.  Two nominees, Ms. Claire Lewis Arnold and Mr.
                Laurent G. Chambaz, were elected as Class I Directors to serve a three-year term expiring at the 1999 Annual Meeting of Stockholders. Other Directors continued in office are:

                   Mr. Jean-Pierre Le Hetet, Mr. K. C. Caldabaugh and
                Mr. Richard D. Jackson-Class II Directors whose terms will expire at the 1997 Annual Meeting of Stockholders, and
                   Mr. Wayne H. Deitrich, Mr. Leonard J. Kujawa and
                Mr. Larry B. Stillman-Class III Directors whose terms will expire at the 1998 Annual Meeting of Stockholders.

            2.  The material terms of the Company's Equity
                Participation Plan (the "Plan") were submitted to the Company's public stockholders for approval in order to preserve the Company's tax deduction for certain awards granted under the Plan by complying with the terms of Section 162(m) of the Internal Revenue Code (as amended) and the regulations thereunder. The Plan was approved by the stockholders of the Company.

            3.  The material terms of the Company's Long-Term
                Incentive Plan ("the LTIP") were submitted to the Company's public stockholders for approval to comply with the performance-based compensation exception set forth in Section 162(m) of the Internal Revenue Code (as amended) and the regulations thereunder, so that, to the extent possible, compensation paid under the LTIP will be fully deductible by the Company. The Plan was approved by the stockholders of the Company.



                The results of the voting of stockholders were as follows:

                                                                         Broker
                             For       Against   Withheld  Abstentions  Non-Votes
                          ----------  ---------  --------  -----------  ---------
Director: Ms. Arnold      13,688,875      -       563,832       -           -
Director: Mr. Chambaz     13,580,202      -       672,505       -           -
Approval of the Equity
  Participation Plan       9,754,655  1,866,947     -           61,435  2,569,670
Approval of the Long-
  Term Incentive Plan     13,889,098    295,688     -           67,921      -

ITEM 5. OTHER INFORMATION

            During the second quarter 1996, Kimberly-Clark Corporation received a favorable ruling from the Internal Revenue Service confirming the tax-free nature of the spin-off of the Company to Kimberly-Clark Corporation's stockholders on November 30, 1995.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

      11. The following statement is filed as an exhibit to Part I of this Form 10-Q:

           The net income per common share computation included in the 1996 Consolidated Statement of Income in Part 1, Item 1, of this Form 10-Q is based on the average number of shares of common stock outstanding. The only "common stock equivalents" or other potentially dilutive securities or agreements (as defined in Accounting Principles Board Opinion No. 15) which were contained in the Company's capital structure during the period presented were options outstanding under the Company's Equity Participation Plan.

           Alternative computations of "primary" and "fully diluted" net income per common share amounts for 1996 assume the exercise of outstanding stock options using the "treasury stock method". There is no significant difference between net income per common share presented in Item 1 and net income per common share calculated on a "primary" and "fully diluted" basis for the first six months of 1996.


      15. Independent Accountants' Report, dated July 17, 1996 from Deloitte & Touche LLP to Schweitzer-Mauduit International, Inc.

      23.  Independent Accountants' Consent.

      27.  Financial Data Schedule (for SEC use only).


(b)  Reports on Form 8-K:

      The registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      Schweitzer-Mauduit International, Inc.
                                   (Registrant)





                      By:  /s/  PAUL C. ROBERTS
                           ------------------------------
                           Paul C. Roberts
                           Chief Financial Officer and
                           Treasurer
                           (duly authorized officer and
                           principal financial officer)




                      By:  /s/  WAYNE L. GRUNEWALD
                           ------------------------------
                           Wayne L. Grunewald
                           Controller
                           (principal accounting officer)









August 2, 1996

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                              INDEX TO EXHIBITS
                                                                 SEQUENTIALLY
EXHIBIT                                                            NUMBERED
NUMBER                           DESCRIPTION                         PAGE

11.    ---  The following statement is filed as an exhibit
            to Part I of this Form 10-Q:

            The net income per common share computation included in the 1996 Consolidated Statement of Income in Part 1, Item 1, of this Form 10-Q is based on the average number of shares of common stock outstanding. The only "common stock equivalents" or other potentially dilutive securities or agreements (as defined in Accounting Principles Board Opinion No. 15) which were contained in the Company's capital structure during the period presented were options outstanding under the Company's Equity Participation Plan.

            Alternative computations of "primary" and "fully diluted" net income per common share amounts for 1996 assume the exercise of outstanding stock options using the "treasury stock method". There is no significant difference between net income per common share presented in Item 1 and net income per common share calculated on a "primary" and "fully diluted" basis for the first six months of 1996.

15.    ---  Independent Accountants' Report, dated July 17,
            1996 from Deloitte & Touche LLP to Schweitzer-
            Mauduit International, Inc.

23.    ---  Independent Accountants' Consent.

27.    ---  Financial Data Schedule (for SEC use only).