Form 10-Q
period 1996-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 1996-11-04
CIK 1000623

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from.............to.....................

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

Yes    X  .  No       .
     -----       -----

As of September 30, 1996, 16,052,309 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)




                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        1996              1995
-------------------------------------------------------------------------------------------------------------------
                                                        ASSETS
Current Assets
    Cash and cash equivalents ........................................................  $ 28.8          $  5.9
    Accounts receivable ..............................................................    64.2            69.5
    Inventories ......................................................................    47.6            56.0
    Deferred income tax benefits .....................................................     3.3             5.1
    Prepaid expenses .................................................................     3.1             l.0
                                                                                        ------          ------
        Total Current Assets .........................................................   147.0           137.5
                                                                                        ------          ------

Gross Property .......................................................................   341.6           322.0
    Less accumulated depreciation ....................................................   165.3           155.5
                                                                                        ------          ------
        Net Property .................................................................   176.3           166.5
                                                                                        ------          ------

Noncurrent Deferred Income Tax Benefits ..............................................    32.6            40.1
                                                                                        ------          ------

Deferred Charges and Other Assets ....................................................     2.9             2.9
                                                                                        ------          ------

Total Assets .........................................................................  $358.8          $347.0
                                                                                        ======          ======

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Short-term debt ..................................................................  $  0.4          $  2.5
    Current portion of long-term debt ................................................     3.2             2.4
    Accounts payable .................................................................    34.5            44.3
    Accrued expenses .................................................................    45.9            43.6
    Income taxes payable .............................................................     1.9             1.3
                                                                                        ------          ------
        Total Current Liabilities ....................................................    85.9            94.1
                                                                                        ------          ------

Long-Term Debt .......................................................................    87.7            91.6
                                                                                        ------          ------
Deferred Income Taxes ................................................................     8.2            10.1
                                                                                        ------          ------
Other Noncurrent Liabilities .........................................................    20.6            18.3
                                                                                        ------          ------
Minority Interest ....................................................................     5.3             3.0
                                                                                        ------          ------
Contingencies (See Notes 4, 5 and 6)
Stockholders' Equity
    Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued ......     -               -
    Common Stock  -$.10 par value - 100,000,000 shares authorized,
        16,052,309 and 16,051,109  shares issued and outstanding at September 30, 1996
        and December 31, 1995, respectively ..........................................     l.6             1.6
    Additional paid-in capital .......................................................    60.0            60.0
    Retained earnings ................................................................    71.2            46.3
    Unrealized currency translation adjustments ......................................    18.3            22.0
                                                                                        ------          ------
        Total Stockholders' Equity ...................................................   151.1           129.9
                                                                                        ------          ------

Total Liabilities and Stockholders' Equity ...........................................  $358.8          $347.0
                                                                                        ======          ======


            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)



                                                    FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                    ---------------------  --------------------
                                                      1996        1995        1996     1995
                                                     ------      ------      ------   ------
Net Sales .........................................  $118.5      $121.5      $355.8   $344.4
  Cost of products sold ...........................    89.9        94.7       268.6    268.3
                                                     ------      ------      ------   ------
Gross Profit ......................................    28.6        26.8        87.2     76.1
  Advertising, promotion and selling expenses .....     4.6         4.6        13.7     12.8
  Research expense ................................     1.3         1.2         4.4      3.3
  General expense .................................     3.9         2.9        12.5      8.6
                                                     ------      ------      ------   ------
Operating Profit ..................................    18.8        18.1        56.6     51.4
  Interest expense ................................    (1.4)       (0.7)       (4.1)    (2.0)
  Interest expense to affiliated companies ........       -        (3.1)          -     (9.3)
  Interest income from affiliated companies .......       -         3.7           -     12.3
  Other income (expense), net .....................     0.3           -         0.4     (0.3)
                                                     ------      ------      ------   ------
Income Before Income Taxes and Minority Interest ..    17.7        18.0        52.9     52.1
  Provision for income taxes ......................     6.6         2.9        19.8     15.2
                                                     ------      ------      ------   ------
Income Before Minority Interest ...................    11.1        15.1        33.1     36.9
  Minority interest in earnings of subsidiary .....     1.3         1.2         3.4      2.8
                                                     ------      ------      ------   ------
Net Income ........................................  $  9.8      $ 13.9      $ 29.7   $ 34.1
                                                     ======      ======      ======   ======

Net Income per Common Share                          $  .61                  $ 1.85
                                                     ======                  ======

Pro Forma Net Income per Common Share (Note 2) ....              $  .75               $ 1.70
                                                                 ======               ======

Cash Dividends Declared per Common Share ..........  $  .15        N.A.      $  .30     N.A.
                                                     ======                  ======


N.A. - Not Applicable in 1995.


            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               U.S. $ IN MILLIONS
                                  (UNAUDITED)

                                              COMMON STOCK ISSUED
                                                AND OUTSTANDING   PREDECESSORS'  ADDITIONAL                     UNREALIZED
                                             --------------------    CAPITAL      PAID-IN    RETAINED DIVISION   CURRENCY
                                              SHARES       AMOUNT   STOCK (1)     CAPITAL    EARNINGS  EQUITY   TRANSLATION  TOTAL
                                             --------      ------ -------------  ----------  -------- --------  -----------  -----
BALANCE, DECEMBER 31, 1994 ................                           $37.2         $65.7      $69.2   $68.0      $ 5.0      $245.1
 Net income for the nine months
   ended September 30, 1995 ...............                                                     23.0    11.1                   34.1
 Advances to affiliates ...................                                                            (11.8)                 (11.8)
 Dividends declared .......................                                                    (38.6)                         (38.6)
 Return of capital (2) ....................                           (37.1)                                                  (37.1)
 Adjustments due to translation ...........                              -             -          -       -        17.3        17.3
                                                                      ------        -----      -----   ------     -----      ------

BALANCE, SEPTEMBER 30, 1995 ...............                             0.1          65.7       53.6    67.3       22.3       209.0
 Net income for the two months
   ended November 30, 1995 ................                                                      3.5     1.8                    5.3
 Advances from affiliates .................                                                              9.3                    9.3
 Dividends declared (3) ...................                                                     (8.2)                          (8.2)
 Return of capital (3) ....................                                         (56.0)                                    (56.0)
 Adjustments due to translation ...........                                                                        (2.2)       (2.2)
 Debt assumed from Kimberly-Clark (3) .....                                                            (25.0)                 (25.0)
 Stock distribution to holders of
   Kimberly-Clark stock ...................  16,051,109    $1.6        (0.1)         50.3         -    (53.4)       1.6          -
                                             ----------    ----       ------        -----      -----   ------     -----      ------

BALANCE, DECEMBER 1, 1995 .................  16,051,109     1.6          -           60.0       48.9      -        21.7       132.2
 Net loss for the month
   ended December 31, 1995 ................                                                     (2.6)                          (2.6)
 Adjustments due to translation ...........         -        -           -             -          -       -         0.3         0.3
                                             ----------    ----       ------        -----      -----   ------     -----      ------

BALANCE, DECEMBER 31,  1995 ...............  16,051,109     1.6          -           60.0       46.3      -        22.0       129.9
 Net income for the nine months ended
   September 30, 1996 .....................                                                     29.7                           29.7
 Dividends declared .......................                                                     (4.8)                          (4.8)
 Stock issued to directors as
   compensation ...........................       1,200
 Adjustments due to translation ...........                  -           -             -          -       -        (3.7)       (3.7)
                                             ----------    ----       ------        -----      -----   ------     -----      ------

BALANCE, SEPTEMBER 30, 1996 ...............  16,052,309    $1.6       $  -          $60.0      $71.2   $  -       $18.3      $151.1
                                             ==========    ====       ======        =====      =====   ======     =====      ======

(1)  Changes in predecessors' capital stock relate to Schweitzer-Mauduit
     France S.A.R.L. ("SMF"), previously named Kimberly-Clark France S.A.R.L. The issuances of stock of Schweitzer-Mauduit International, Inc. ("SWM" or the "Company") and Schweitzer-Mauduit Canada, Inc. to Kimberly-Clark Corporation ("Kimberly-Clark") and Kimberly-Clark, Inc. (an indirect wholly-owned Canadian subsidiary of Kimberly-Clark), respectively, on August 21, 1995 and August 17, 1995, respectively, solely for the purpose of effecting the Distribution (see Note 1 of Notes to Unaudited Consolidated Financial Statements) were nominal amounts and thus are not reflected in the above statement. Prior to the Distribution, $0.1 of the common stock was attributable to LTR Industries S.A. ("LTRI") and was unchanged during all the periods presented up until November 30, 1995.

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



           See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               U.S. $ IN MILLIONS
                                  (UNAUDITED)


                                                                    FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,
                                                                    -------------------
                                                                     1996        1995
                                                                     ----        ----
Operations
    Net income ...............................................      $ 29.7      $ 34.1
    Depreciation .............................................        10.0         9.9
    Deferred income tax provision ............................         5.5         4.3
    Minority interest in earnings of subsidiary ..............         3.4         2.8
    Non-cash utilization of restructuring reserve ............         4.7          -
    Other ....................................................         2.2         0.2
    Changes in operating working capital .....................         4.7         3.6
                                                                    ------      ------
        Cash Provided by Operations ..........................        60.2        54.9
                                                                    ------      ------

Investing
    Capital spending .........................................       (28.2)       (9.9)
    Advances to affiliates ...................................          -        (11.8)
    Other ....................................................        (1.3)       (0.6)
                                                                    ------      ------
        Cash Used for Investing ..............................       (29.5)      (22.3)
                                                                    ------      ------

Financing
    Cash dividends paid to SWM stockholders ..................        (4.8)         -
    Cash dividends paid to affiliates ........................          -        (10.3)
    Changes in receivables from affiliates ...................          -        (61.1)
    Changes in short-term debt ...............................        (2.1)       15.9
    Changes in debt payable to affiliates within one year ....          -         24.2
    Proceeds from issuances of long-term debt ................         5.2         6.1
    Payments on long-term debt ...............................        (5.2)       (3.5)
    Cash dividends paid to minority owner ....................        (0.9)       (3.9)
    Other ....................................................          -          0.5
                                                                    ------      ------
        Cash Used for Financing ..............................        (7.8)      (32.1)
                                                                    ------      ------

Increase in Cash and Cash Equivalents ........................        22.9         0.5

Cash and Cash Equivalents at beginning of period .............         5.9         0.6
                                                                    ------      ------

Cash and Cash Equivalents at end of period ...................      $ 28.8      $  1.1
                                                                    ======      ======





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

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     In connection with the Distribution, the Company paid $56.0 to Kimberly-Clark as a return of capital. This payment was in addition to debt of Kimberly-Clark, which the Company assumed in the U.S. ($25.0) and retained in France ($10.8), and a cash dividend from LTRI to Kimberly-Clark of $8.2 on the date of the Distribution. The aggregate of these items represented a distribution of $100.0 to Kimberly-Clark in connection with the Distribution.

     Effective April 18, 1996 and July 15, 1996, the Board of Directors declared the first and second, respectively, quarterly cash dividends each of fifteen cents ($.15) per share of common stock. The dividends, each totaling $2.4, were paid on June 10, 1996 and September 9, 1996 to stockholders of record on May 13, 1996 and August 12, 1996, respectively.

NOTE 2.      BASIS OF PRESENTATION AND PRO FORMA INFORMATION

  Basis of Presentation

     These financial statements include the accounts of SWM and its majority-owned subsidiaries. All material intercompany and interdivision transactions are eliminated.

     The Balance Sheets as of September 30, 1996 and December 31, 1995 are presented on a consolidated basis. The Statements of Income, Cash Flows and Changes in Stockholders' Equity for all periods prior to the Distribution Date include the combined results of operations and cash flows of the Businesses under Kimberly-Clark as if the Businesses had been operating as a single entity prior to the Distribution. The combined statements include historical information and reflect the assets, liabilities, net income and cash flows of the Businesses. Kimberly-Clark's U.S. business had been reported as a division (not a separate legal entity) of Kimberly-Clark, the Canadian business had been reported as a division of a Canadian subsidiary of Kimberly-Clark, and the French businesses had been reported as consolidated subsidiaries of Kimberly-Clark.

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

     The average number of common shares outstanding used in the calculation of net income per common share for both the three and nine months ended September 30, 1996 was approximately 16,052,000.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


  Pro Forma Information

     Pro forma net income has been presented based on information prepared under assumptions as to the effects on the Company's financial statements of certain intercompany, stockholders' equity and operating transactions related to the Distribution as though these transactions occurred at the beginning of the periods presented. Pro forma net income per common share has been computed based on the assumption that pro forma average shares outstanding, for all periods prior to December 1, 1995, were the actual number of shares (16,051,109) issued and distributed in the Distribution. The number of shares outstanding from the Distribution Date to December 31, 1995 did not change.
The following summarizes the effects of the pro forma adjustments and the pro forma weighted average common shares outstanding for the three and nine months ended September 30, 1995 and for the remaining quarter of 1995:

                                                                    1995
                                             -------------------------------------------------------
                                                                      Third
                                             First  Second  Third(a)  YTD(a)  Fourth(b)     Total
                                             -----  ------  --------  ------  ---------     -----
Historical net income .....................  $ 9.9   $10.3   $ 13.9   $ 34.1    $ 2.7    $     36.8
Pro forma adjustments:
 Incremental operating expense (c) ........   (l.4)   (1.4)    (1.3)    (4.1)    (0.4)         (4.5)
 Incremental interest expense (d) .........   (1.4)   (1.3)    (1.4)    (4.1)    (0.8)         (4.9)
 Reversal of net interest income
  from affiliates (e) .....................   (0.5)   (1.8)    (0.7)    (3.0)    (0.3)         (3.3)
 Net tax benefit of adjustments ...........    1.3     1.5      1.5      4.3      0.6           4.9
                                             ------------------------------------------------------

Pro forma net income ......................  $ 7.9   $ 7.3   $ 12.0   $ 27.2    $ 1.8    $     29.0
                                             =====   =====   ======   ======    =====    ==========

Pro forma net income per common share .....  $ .49   $ .46   $  .75   $ 1.70    $ .11    $     1.81
                                             =====   =====   ======   ======    =====    ==========

Pro forma weighted average common
 shares outstanding for all periods .......                                              16,051,109

------------------------

a) Results for the third quarter 1995 included a $4.5 one-time deferred income tax benefit as a result of the increase in the effective statutory income tax rate enacted in France in July 1995 from 33.33 percent to 36.67 percent. The impact of this one-time item was $.28 per share, which was partially offset by the $0.6 additional current income tax expense recorded in the third quarter 1995 for the retroactive effect of the enactment back to January 1, 1995. The net impact of this item on net income for the third quarter 1995 was $3.9, or $.24 per share.
b) Results for the fourth quarter 1995 included a $7.3 one-time pre-tax restructuring charge, the net income impact of which was $4.4, or $.27 per share.
c) Estimated incremental information systems, administration and management expense associated with being a stand-alone publicly-owned entity.
d) Estimated incremental interest expense associated with new debt issued and debt assumed from Kimberly-Clark, and to adjust other interest expense for the estimated effect of the pro forma adjustments.
e) Reversal of intercompany interest income and expense related to intercompany receivables and liabilities attributable to Kimberly-Clark's European cash management program.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 3.      INVENTORIES

     The following schedule details inventories by major class as of September 30, 1996 and December 31, 1995:

                                                           September 30,   December 31,
                                                               1996            1995
At the lower of cost on the First-In,
  First-Out (FIFO) and weighted average methods or market:
    Raw materials .......................................     $ 18.2          $ 25.9
    Work in process .....................................        7.6             7.4
    Finished goods ......................................       19.1            22.0
    Supplies and other ..................................        9.8            10.2
                                                              ------          ------
                                                                54.7            65.5

Excess of FIFO cost over Last-In,
  First-Out (LIFO) cost .................................       (7.1)           (9.5)
                                                              ------          ------

      Total .............................................     $ 47.6          $ 56.0
                                                              ======          ======

NOTE 4.      INCOME TAXES

     The effective income tax rates for the three and nine months ended September 30, 1996 increased to 37.3 percent and 37.4 percent, respectively, from 16.1 percent and 29.2 percent for the respective corresponding periods of 1995. The provision for income taxes increased in 1996 primarily as a result of the impact of an increase in the effective statutory income tax rate enacted in France in July 1995 from 33.33 percent to 36.67 percent, retroactive to January 1, 1995. The net effect of the tax rate increase was favorable for 1995 because it increased the value of the tax benefits recognized from the net operating loss carryforwards retained by the Company's operations in France. The third quarter 1995 impact related to deferred tax assets, net of liabilities, was a favorable one-time effect of $4.5 on the deferred provision for income taxes, partially offset by the unfavorable impact on the current provision for income taxes of $1.0, including a $0.6 retroactive adjustment of the six month period ended June 30, 1995.

     The Company's 1995 French income tax returns filed in April 1996 reflected tax net loss carryforward amounts greater than those which had previously been reflected on the Company's balance sheet. Thus, the Company recorded an amount of additional deferred tax asset in the first quarter. There is uncertainty, however, whether the benefit of these amounts will ultimately be realized by the Company. Accordingly, an additional valuation allowance was recorded in the first quarter to fully offset the additional deferred tax asset related to these tax net loss carryforwards. The amount of the additional deferred tax asset and off-setting valuation allowance was $15, resulting in no impact on net income for the three or nine month periods ended September 30, 1996.

     Along with numerous other companies and banks in France, PdM is subject to a tax claim with respect to its purchase of certain bonds in 1988 which were represented by the two selling banks as carrying specific tax benefits. The French taxing authority is challenging the use by PdM of those benefits. The tax claim against PdM by the French taxing authority is $1.9 as of September 30, 1996, including late payment penalties. The Company is vigorously defending the claim based on the merits and has filed claims against each bank on the basis of their misrepresentation of certain facts. The Company's claim against one of the banks was rejected by a trial court in May 1996 and the Company will appeal this decision. The case against the other bank has been briefed and oral presentations are scheduled for December 1996. No reserve has been established for this claim. Based on information currently available, there exists a reasonable possibility of an unfavorable outcome for this claim.

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

- In April 1995, Kimberly-Clark received a letter from the Industrial Solvents and Chemical Company ("ISCC") Site PRP Steering Committee stating that it had been identified by the Pennsylvania Department of Environmental Protection as a generator of waste at a nine acre site in Newberry Township, York County, Pennsylvania. The PRP group believes that the Company's former Mt. Holly Springs, Pennsylvania facility sent 825 gallons of waste to the ISCC site. The PRP group has determined that the waste allegedly sent by the Company represents 0.0185 percent of the total amount of waste sent to the ISCC site and, therefore, has assigned to the Company a 0.0185 percent share of the response costs. The PRP Steering Committee has committed to incur up to $13.5 in interim response costs and expects future remedial costs to range from an additional $20 to $30. Considering these cost estimates and the Company's 0.0185 percent share of response costs, the Company does not believe its liability at this site will be material.

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

     The Company also assumed responsibility to administer a consent order between Kimberly-Clark and the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee, Massachusetts. The Company is obligated to maintain the integrity of the cover and sample groundwater monitoring wells, in addition to other long-term maintenance responsibilities for this former non-hazardous waste disposal facility. Pursuant to Massachusetts law, a comprehensive site assessment ("CSA") has been performed and submitted to MDEP in connection with the closure of the Willow Hill Landfill. MDEP approved the CSA in a May 15, 1996 letter to the Company on the condition that a Corrective Action Alternative Assessment ("CAAA") be performed to address certain environmental conditions identified in the CSA. On July 15, 1996, the Company submitted to MDEP a CAAA recommending certain corrective action, the cost of which is not expected to exceed $0.1. In the CAAA, the Company recommended against certain other corrective actions on the grounds that they would be ineffective and cause undue expense. Based on current information, the Company believes that MDEP is willing to accept the Company's proposal to proceed with the less costly corrective action plan on the understanding that the site will be in compliance with the applicable standard by mid-1998. If the Company's corrective action plan does not achieve compliance with the applicable standard by November 1, 1997, the Company may be required to implement an alternate corrective action, as necessary, to bring the site into compliance with such standard. The cost of an alternate corrective action could be as much as an additional $1.0.

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

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


     The Company anticipates that it will incur total capital expenditures of approximately $2 to $4 annually in 1996 and 1997 and approximately $5 to $10 in 1998 to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States and France, including the aforementioned estimated capital spending through 1998 associated with the first phase of the proposed Cluster Rules. The major projects included in these estimates include upgrading wastewater treatment facilities at various locations and installation of equipment to treat volatile organic compound emissions in France.

NOTE 6.      LEGAL PROCEEDINGS

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes, based on advice of legal counsel, that such litigation and claims will be resolved without a material effect on the Company's consolidated financial statements.

NOTE 7.      SUBSEQUENT EVENTS

     Effective October 18, 1996, the Board of Directors declared a quarterly cash dividend of fifteen cents ($.15) per share of common stock. The dividend will be payable on December 9, 1996 to stockholders of record on November 12, 1996.

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

     Certain 1995 geographical amounts have been restated from amounts previously reported to more appropriately reflect how management internally manages the geographical businesses and reports its results in 1996. The 1995 restatement was to deduct royalties paid by the French operations to the U.S. operations after, rather than before, operating profit, consistent with the way the U.S. operations report such income, and to charge certain overhead expenses to "Unallocated" rather than the French and U.S. operations. The 1995 "Consolidated" operating profit amounts were not affected.

RESULTS OF OPERATIONS

      By Geography for the three months ended September 30, 1996 and 1995
                              (U.S. $ in millions)

                                                    % Change      % of 1996       % of 1995
Net Sales                         1996      1995    vs. 1995    Consolidated    Consolidated
---------                         ----      ----    --------    ------------    ------------
United States ................   $ 52.3    $ 54.7     - 4.4%        44.1%           45.0%
Outside United States ........     67.1      69.3     - 3.2         56.6            57.0
Eliminations .................     (0.9)     (2.5)                  (0.7)           (2.0)
                                 ------    ------                  -----           -----
  Consolidated ...............   $118.5    $121.5     - 2.5%       100.0%          100.0%
                                 ======    ======                  =====           =====

                                                                                 % Return on  Sales
                                                      % Change     % of 1996     ------------------
Operating Profit                1996       1995       vs. 1995   Consolidated      1996       1995
----------------                ----       ----       --------   ------------      ----       ----
United States ................ $  5.0     $  4.9       +  2.0%       26.6%          9.6%       9.0%
Outside United States ........   15.2       13.5       + 12.6        80.8          22.7       19.5
Unallocated/Eliminations .....   (1.4)      (0.3)                    (7.4)
                               ------     ------                    -----
  Consolidated ............... $ 18.8     $ 18.1       +  3.9%      100.0%         15.9%      14.9%
                               ======     ======                    =====

       By Geography for the nine months ended September 30, 1996 and 1995
                              (U.S. $ in millions)

                                                    % Change      % of 1996       % of 1995
Net Sales                         1996      1995    vs. 1995    Consolidated    Consolidated
---------                         ----      ----    --------    ------------    ------------
United States ................   $163.3    $165.6     - 1.4%        45.9%           48.1%
Outside United States ........    196.3     185.0     + 6.1         55.2            53.7
Eliminations .................     (3.8)     (6.2)                  (l.1)           (1.8)
                                 ------    ------                  -----           -----
  Consolidated ...............   $355.8    $344.4     + 3.3%       100.0%          100.0%
                                 ======    ======                  =====           =====

                                                                                 % Return on  Sales
                                                      % Change     % of 1996     ------------------
Operating Profit                1996       1995       vs. 1995   Consolidated      1996       1995
----------------                ----       ----       --------   ------------      ----       ----
United States ................ $ 20.8     $ 18.3       + 13.7%       36.7%         12.7%      11.1%
Outside United States ........   40.1       33.7       + 19.0        70.8          20.4       18.2
Unallocated/Eliminations .....   (4.3)      (0.6)                    (7.5)
                               ------     ------                    -----
  Consolidated ............... $ 56.6     $ 51.4       + 10.1%      100.0%         15.9%      14.9%
                               ======     ======                    =====

                    SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS (Continued)

Net Sales

     Net sales decreased by $3.0 million in the three month period ended September 30, 1996 compared to the corresponding period of the preceding year, while for the nine month period of 1996 net sales increased $11.4 million as compared to the corresponding period of the preceding year. Both periods were unfavorably affected by reduced sales volumes in the U.S. as a result of exiting the reconstituted tobacco leaf ("RTL") product line in the U.S. at the beginning of the second quarter of 1996 as previously announced ($2.7 million and $6.3 million, respectively) and by unfavorable changes in currency exchange rates ($2.2 million and $2.8 million, respectively). Excluding the U.S. RTL sales volumes, worldwide sales volumes increased in the three and nine month periods ended September 30, 1996 by four and five percent respectively, with these higher worldwide sales volumes contributing to increased net sales by $3.8 million and $13.1 million, respectively. Excluding RTL volumes in the U.S., sales volumes improved at the U.S. business unit by nine percent and seven percent for the three and nine month periods, respectively, with volumes from the French businesses equal to the prior year level for the three month period and up four percent for the nine month period. Changes in selling prices and sales mix had an unfavorable effect of $1.9 million in the three month period compared to the same period of the preceding year, but had a favorable effect of $7.4 million for the nine month period. Average selling prices increased for most major product lines in France compared to the prior year because of price increases implemented in prior quarters. Average selling prices declined in the U.S. compared to the prior year primarily because of contractual price reductions related to a decline in the per ton cost of wood pulp.

Operating Profit

     Operating profit improved by $0.7 million and $5.2 million in the three and nine month periods ended September 30, 1996, respectively, as compared to the corresponding periods of the preceding year. The improvement was primarily a result of increased sales volumes in the U.S. in product lines other than RTL, higher selling prices and improved unit volumes in France and a decline in per ton wood pulp costs, all of which were partially offset by lower selling prices in the U.S., higher selling, research and general expenses, and unfavorable changes in currency exchange rates. Per ton wood pulp cost decreases compared to the prior year favorably impacted operating profit by $5.8 million and $9.5 million in the three and nine month periods, respectively. Selling expenses were higher in France in the nine month period from commissions on export sales and increased travel expenses. Research expenses were higher for the three and nine month periods primarily because of differences in the amount of machine time and other trial costs shared with customers. General expenses increased due to additional administrative costs incurred to operate as an independent company. Changes in currency exchange rates are estimated to have decreased operating profit by $0.4 million and $0.5 million in the three and nine month periods ended September 30, 1996, respectively, compared to the preceding year.


NON-OPERATING EXPENSES

     Interest expense in 1996 was primarily associated with the debt incurred in connection with the Distribution (see "Liquidity and Capital Resources"). Overall net interest income (expense), from affiliates and non-affiliates, of $(0.1) million and $1.0 million for the three and nine month periods ended September 30, 1995, respectively, principally resulted from the Company's financing activities in connection with the Kimberly-Clark European cash management program prior to the Distribution.

                    SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS (Continued)

INCOME TAXES

     The effective income tax rates for the three and nine months ended September 30, 1996 increased to 37.3 percent and 37.4 percent, respectively, from 16.1 percent and 29.2 percent for the respective corresponding periods of 1995. The provision for income taxes increased in 1996 primarily as a result of the impact of an increase in the effective statutory income tax rate enacted in France in July 1995 from 33.33 percent to 36.67 percent, retroactive to January 1, 1995. The net effect of the tax rate increase was favorable for 1995 because it increased the value of the tax benefits recognized from the net operating loss carryforwards retained by the Company's operations in France. The third quarter 1995 impact related to deferred tax assets, net of liabilities, was a favorable one-time effect of $4.5 on the deferred provision for income taxes, partially offset by the unfavorable impact on the current provision for income taxes of $1.0, including a $0.6 retroactive adjustment of the six month period ended June 30, 1995.

     The Company's 1995 French income tax returns filed in April 1996 reflected tax net loss carryforward amounts greater than those which had previously been reflected on the Company's balance sheet. Thus, the Company recorded an amount of additional deferred tax asset in the first quarter. There is uncertainty, however, whether the benefit of these amounts will ultimately be realized by the Company. Accordingly, an additional valuation allowance was recorded in the first quarter to fully offset the additional deferred tax asset related to these tax net loss carryforwards. The amount of the additional deferred tax asset and off-setting valuation allowance was $15 million, resulting in no impact on net income for the three or nine month periods ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations, that portion attributable to changes in operating working capital, and the amount of cash used for capital expenditures for the nine months ended September 30, 1996 and 1995 were as follows:

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                       (U.S. $in millions)
                                                        1996         1995
                                                        ----         ----
Net cash provided by operations ...................    $60.2        $54.9
Decrease in operating working capital .............      4.7          3.6

Capital Expenditures ..............................     28.2          9.9


     The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. The Company's net cash provided by operations increased to $60.2 million for the nine months ended September 30, 1996 from $54.9 million for the nine months ended September 30, 1995. Changes in operating working capital contributed favorably to cash flow by $4.7 million in the 1996 period and by $3.6 million in the 1995 period. Changes in operating working capital in the 1996 period consisted primarily of decreases in inventories, as a result of higher sales and lower per ton wood pulp costs, and decreases in accounts receivable due to the timing of collections from certain customers, partially offset by decreases in accounts payable, primarily associated with payments of spin-off related items and capital expenditures included in accounts payable at December 31, 1995.

                    SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS (Continued)


     The Company's restructuring plan to exit the U.S. RTL product line and to restructure operations at the manufacturing facility in Malaucene, France, announced during the fourth quarter of 1995, has been completed on schedule. Of the previously recorded $7.3 million charge, the Company paid $1.7 million during the first nine months of 1996, primarily for severance related costs in France and costs of mothballing the equipment of the U.S. RTL operations. The Company has incurred all costs of the plan, and the associated restructuring reserve was closed out by the end of the third quarter, 1996.

     Cash flow from operations during the first nine months of both 1996 and 1995 exceeded the level of capital spending. Capital spending for the nine months ended September 30, 1996 included $8.2 million for the new $24 million long fiber paper machine in France, authorized in December 1995, $3.4 million for the installation of new high-speed cigarette paper converting equipment at the Spotswood mill, $2.2 million at the Quimperle, France mill for a production reorganization project, and $2.1 million to furnish the Company's newly leased corporate and U.S. business unit headquarters and U.S. research facilities.

     The Company's capital spending program for the full year 1996 is expected to total between $45 and $50 million, focused primarily on internal capacity expansion, cost reduction projects and environmental upgrades (see Note 5 of the Notes to Unaudited Consolidated Financial Statements).

     Effective April 18, 1996 and July 15, 1996 the Board of Directors declared the first and second, respectively, quarterly cash dividends each of fifteen cents ($.15) per share of common stock. The dividends, each totaling $2.4 million, were paid on June 10, 1996 and September 9, 1996 to stockholders of record on May 13, 1996 and August 12, 1996, respectively. Effective October 18, 1996, the Board of Directors declared a quarterly cash dividend of fifteen cents ($.15) per share of common stock. The dividend will be payable on December 9, 1996 to stockholders of record on November 12, 1996.

     The Company's ongoing requirements for cash consist principally of amounts required for capital expenditures, stockholder dividends and working capital. Other than expenditures associated with environmental matters (see Note 5 of the Notes to Unaudited Consolidated Financial Statements) and other capital projects of the aforementioned capital spending program, as of September 30, 1996 the Company had no material outstanding commitments. The principal sources of cash are expected to be cash flow from operations and borrowings from commercial banks.

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

OUTLOOK

     During the remainder of 1996, the Company expects to continue to benefit somewhat from lower per ton wood pulp costs compared to per ton wood pulp costs in the fourth quarter of 1995. However, compared to the second and third quarters of 1996, earnings in the fourth quarter are expected to be negatively affected by per ton wood pulp costs that began to increase in June 1996, with additional price increases expected to be phased in during the fourth quarter. Additionally, the Company's customers in the U.S. traditionally reduce their operating schedules around the Thanksgiving and Christmas holidays, which could soften the demand for the Company's products and allow for additional maintenance and capital work during the fourth quarter of 1996.

     Sales volumes for the Company's Cigarette Papers and French RTL are expected to remain strong through the remainder of 1996, reflecting increased demand for the Company's products. The RTL product line in the U.S. was phased out at the beginning of the second quarter 1996 as previously announced.

     The Company will continue incurring costs necessary to operate as an independent, stand-alone organization. These incremental stand-alone costs are expected to total approximately $5.5 million in 1996, primarily attributable to general and administrative expenses, compared to approximately $1.5 million of additional costs incurred in 1995 in connection with the spin-off. The $1.5 million amount included non-recurring costs of approximately $0.9 million. The Company also will continue incurring interest expense, at a level essentially comparable to that of the quarter just ended, related to bank debt incurred in connection with the Distribution (see "Liquidity and Capital Resources" above).

     The Company expects capital spending to increase during 1996 and 1997 compared to the level of spending in 1995, which was consistent with historical spending levels. The increased capital spending will support capacity increases to accommodate anticipated sales volume growth, cost reduction opportunities and upgrades to environmental treatment facilities. Included in this spending is $24 million for the new paper machine being installed in Quimperle, France and expected to commence production during the second quarter of 1997.

                          PART II - OTHER INFORMATION

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

           Alternative computations of "primary" and "fully diluted" net income per common share amounts for 1996 assume the exercise of outstanding stock options using the "treasury stock method". There is no significant difference between net income per common share presented in Item 1 and net income per common share calculated on a "primary" and "fully diluted" basis for the first nine months of 1996.


      15. Independent Accountants' Report, dated October 15, 1996 from Deloitte & Touche LLP to Schweitzer-Mauduit International, Inc.

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



                                        Schweitzer-Mauduit International, Inc.
                                                     (Registrant)


                                        By:   /s/  PAUL C. ROBERTS
                                            ------------------------------------
                                              Paul C. Roberts
                                              Chief Financial Officer and
                                              Treasurer
                                              (duly authorized officer and
                                              principal financial officer)



                                        By:   /s/  WAYNE L. GRUNEWALD
                                            ------------------------------
                                              Wayne L. Grunewald
                                              Controller
                                              (principal accounting officer)



November 1, 1996

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                               INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                          DESCRIPTION                             PAGE
-------                         -----------                         ------------
  11.     ---  The following statement is filed as an exhibit to
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

               Alternative computations of "primary" and "fully diluted" net income per common share amounts for 1996 assume the exercise of outstanding stock options using the "treasury stock method". There is no significant difference between net income per common share presented in Item 1 and net income per common share calculated on a "primary" and "fully diluted" basis for the first nine months of 1996.


  15.     ---  Independent Accountants' Report, dated October 15,
               1996 from Deloitte & Touche LLP to
               Schweitzer-Mauduit International, Inc.

  23.     ---  Independent Accountants' Consent.

  27.     ---  Financial Data Schedule (for SEC use only).