Form 10-K
period 1996-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 1997-03-20
CIK 1000623

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    For the fiscal year ended DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from.........to........

                         Commission file number 1-13948
                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                              62-1612879
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

100 NORTH POINT CENTER EAST, SUITE 600                30202-8246
ALPHARETTA, GEORGIA                                   (Zip Code)
(Address of principal executive offices)

(Registrant's telephone number, including area code): 1-800-514-0186


           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS:
--------------------
                                                   NAME OF EACH EXCHANGE ON WHICH REGISTERED:
                                                   -----------------------------------------
Common stock, par value $.10 per share             New York Stock Exchange, Inc.
(together with associated preferred stock
purchase rights)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X No    .
                                      ---  ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

As of December 31, 1996, 16,052,621 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding, and the aggregate market value of the common stock on such date (based on the closing price of these shares on the New York Stock Exchange) held by non-affiliates was approximately $508 million.


                                   (Continued)

FACING SHEET
(Continued)


DOCUMENTS INCORPORATED BY REFERENCE

Schweitzer-Mauduit International, Inc.'s 1996 Annual Report to Stockholders and 1997 Proxy Statement, filed with the Commission dated March 19, 1997, contain much of the information required in this Form 10-K, and portions of those documents are incorporated by reference herein from the applicable sections thereof. The following chart identifies the sections of this Form 10-K which incorporate by reference portions of the Company's 1996 Annual Report to Stockholders and 1997 Proxy Statement. The Items of this Form 10-K, where applicable, specify which portions of such documents are incorporated by reference. The portions of such documents that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.



DOCUMENT OF WHICH PORTIONS                                    ITEMS OF THIS FORM 10-K
ARE INCORPORATED BY REFERENCE                                 IN WHICH INCORPORATED
-----------------------------                                 -----------------------
1996 Annual Report to Stockholders (for                       Part I
     the year ended December 31, 1996)
                                                                  Item 1.  Business

                                                                  Item 3.  Legal Proceedings

                                                              Part II

                                                                  Item 5.  Market for the Registrant's Common Stock
                                                                      and Related Stockholder Matters

                                                                  Item 6.  Selected Financial Data

                                                                  Item 7.  Management's Discussion and Analysis of
                                                                      Financial Condition and Results of Operations

                                                                  Item 8.  Financial Statements and Supplementary Data

                                                              Part IV

                                                                  Item 14.  Exhibits, Financial Statement Schedules,
                                                                      and Reports on Form 8-K


1997 Proxy Statement                                          Part III

                                                                  Item 10.  Directors and Executive Officers of the
                                                                      Registrant

                                                                  Item 11.  Executive Compensation

                                                                  Item 12.  Security Ownership of Certain Beneficial
                                                                      Owners and Management

                                                                  Item 13.  Certain Relationships and Related
                                                                      Transactions

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                                TABLE OF CONTENTS


PART I.

Item 1.           BUSINESS..............................................................          4

Item 2.           PROPERTIES............................................................         10

Item 3.           LEGAL PROCEEDINGS.....................................................         12

Item 4.           SUBMISSION OF MATTERS TO A VOTE
                       OF SECURITY HOLDERS..............................................         15


PART II.

Item 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED STOCKHOLDER MATTERS..................................         16

Item 6.           SELECTED FINANCIAL DATA...............................................         16

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................         16

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................         16

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................         16

PART III.

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................          17

Item 11.          EXECUTIVE COMPENSATION................................................         17

Item 12.          SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS
                       AND MANAGEMENT...................................................         17

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................         17


PART IV.

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                       REPORTS ON FORM 8-K..............................................         18


                  SIGNATURES............................................................         19


                  INDEX TO EXHIBITS.....................................................         20

PART I

--------------------------------------------------------------------------------
ITEM 1.      BUSINESS


BACKGROUND

Schweitzer-Mauduit International, Inc. ("SWM" or the "Company") was incorporated in Delaware on August 21, 1995 as a wholly-owned subsidiary of Kimberly-Clark Corporation ("Kimberly-Clark") for the purpose of effectuating the tax-free spin-off of Kimberly-Clark's U.S., French and Canadian business operations that manufacture and sell tobacco-related papers and other specialty paper products (the "Businesses"). Pursuant to a distribution agreement dated October 23, 1995, Kimberly-Clark agreed to distribute in the form of a dividend to its stockholders all of the common stock of SWM and on November 30, 1995, each Kimberly-Clark stockholder of record on November 13, 1995 received one share of SWM common stock for every ten shares of Kimberly-Clark common stock held on the date of record (the "Distribution"). As a result of the Distribution, SWM became an independent public company.

Financial information about foreign and domestic operations, contained under the caption "Management's Discussion and Analysis - Results of Operations" and in
Note 15 to Consolidated Financial Statements contained in the 1996 Annual Report to Stockholders, are incorporated in this Item 1 by reference.

DESCRIPTION OF THE BUSINESS

GENERAL. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products, which comprised 94 percent of the Company's 1996 net sales, include cigarette, tipping and plug wrap papers used to wrap various parts of a cigarette ("Cigarette Papers"), reconstituted tobacco wrappers and binders for cigars, and reconstituted tobacco leaf for use as filler in cigarettes and cigars. These products are sold directly to the major tobacco companies or their designated converters in North America, Western Europe, China, and elsewhere.

Non-tobacco industry products accounted for six to seven percent of the Company's net sales in 1996, 1995 and 1994. These products included drinking straw wrap, lightweight printing papers, tea bag, coffee and other filter papers, battery separator paper and other specialized papers primarily for the North American and Western European markets. These products are generally sold directly to converters and other end-users. In 1996, the Company phased out its production of tea bag and coffee filter papers to focus on its core market growth opportunities.

PRODUCTS. Each of the three principal types of paper used in cigarettes - cigarette, tipping and plug wrap papers - serves a distinct purpose in the function of a cigarette.

Cigarette paper wraps the column of tobacco in a cigarette. Certain properties of cigarette paper, such as basis weight, porosity, opacity, tensile strength, texture and whiteness must be closely controlled to tight tolerances. Many of these characteristics are critical to meet runnability standards of the high-speed cigarette machines utilized by premium cigarette manufacturers.

Plug wrap paper forms the outer layer of a cigarette filter and is used to hold the filter materials in a cylindrical form. Conventional plug wrap is manufactured on flat wire paper machines using wood pulp. Porous plug wrap, a highly porous paper, is manufactured on inclined wire paper machines from "long fibers", such as abaca and wood pulp. Porosity ranges from a typical level of less than 100 Coresta on conventional plug wrap to 35,000 Coresta on high porosity papers. High porosity plug wrap is sold under the registered trademark POROWRAP(R) and is used on filter ventilated cigarettes. High porosity papers can also be used for such specialty products as battery separator paper.

Tipping paper, produced in white or buff color, joins the cigarette's filter element to the tobacco section of the cigarette. The ability to produce tipping paper which is both printable and glueable at high speeds is critical to producing a cigarette with a distinctive finished appearance.

Reconstituted tobacco is used by manufacturers of cigarettes, cigars and other tobacco products primarily as a filler that is blended with virgin tobacco in order to utilize otherwise wasted parts of the tobacco leaf. The Company currently produces reconstituted tobacco in two forms: leaf in France and wrapper and binder in the U.S. The Company exited the reconstituted tobacco leaf product line in the U.S. at the beginning of the second quarter of 1996. (See "Markets and Customers" below.) The Company's decision to exit the U.S. reconstituted tobacco leaf business did not impact its U.S. wrapper and binder business, its reconstituted tobacco leaf business in France, or the Company's commitment to reconstituted tobacco worldwide.

MARKETS AND CUSTOMERS. The Company's U.S. business primarily supplies customers in North America, but also has substantial sales in South America and Japan. The customer base for the U.S. operations consists of most of the major, and many of the smaller, cigarette manufacturers in North America, several cigar manufacturers and approximately 70 manufacturers in 35 countries outside North America. The Company's French operations rely predominantly on worldwide exports, primarily to Western Europe and China, and, in lesser but substantial amounts, to Asia other than China, Africa, the Middle East, Eastern Europe, and Australia. The customer base for the French operations consists of a diverse group of approximately 180 customers in over 80 countries. Customers of both units include international tobacco companies, regional tobacco manufacturers and government monopolies.

Between the U.S. and France, Philip Morris accounts for approximately 36 percent of the Company's net sales.

Philip Morris and B.A.T. Industries PLC ("B.A.T."), including its U.S. subsidiary Brown & Williamson Tobacco Corporation ("Brown & Williamson"), are the Company's two largest customers of Cigarette Papers.

The Company's French operations are the largest exporter of cigarette paper to China with an estimated 40 percent share of that country's cigarette paper imports.

LTR Industries, S.A. ("LTRI") is a 72-percent owned subsidiary of the Company which manufactures reconstituted tobacco leaf in France. LTRI's three largest customers for reconstituted tobacco leaf are Philip Morris, SEITA (a 28 percent stockholder of LTRI), and Rothmans Companies in Europe, each representing 10 percent or more of LTRI's sales volumes.

In the second half of 1995, the Company learned that it would lose its two largest reconstituted tobacco leaf customers in the U.S., Brown & Williamson and Lorillard, Inc. ("Lorillard"). Brown & Williamson elected to utilize idle internal reconstituted tobacco leaf capacity, which it obtained in B.A.T.'s acquisition of American Tobacco Company. Lorillard advised the Company that it would phase out its purchases of reconstituted tobacco leaf from the Company due to its concern that the Company could not afford to continue producing reconstituted tobacco leaf in the U.S. in the absence of the Brown & Williamson volumes. The loss of Lorillard and Brown & Williamson as customers reduced utilization of the Company's reconstituted tobacco leaf capacity in the U.S. from approximately 70 percent to an unacceptable level. As a result, in December 1995, the Company made the decision to exit the U.S. reconstituted tobacco leaf business and ceased operations early in the second quarter of 1996. (See discussion regarding the financial impact of this decision under the caption "Management's Discussion and Analysis - Results of Operations" appearing in the Company's 1996 Annual Report to Stockholders.)

PHILIP MORRIS SUPPLY AGREEMENT. In 1991 and 1992, Philip Morris decided to form strategic supply arrangements with some of its U.S. suppliers. With respect to Cigarette Papers, the Company's U.S. unit was chosen to be the single source of supply to Philip Morris's U.S. operations. The initial five year term of the governing supply agreement (the "Supply Agreement") would have ended on December 31, 1997, but, as part of the assignment of the Supply Agreement from Kimberly-Clark to SWM, Philip Morris and SWM agreed to extend the initial term of the contract until December 31, 1998. The contract automatically renews for successive terms of three years each unless either party gives notice of non-renewal 24 months before the end of the then current term. On December 20, 1996, the Company announced that Philip Morris and the Company agreed to extend the initial term of the Supply Agreement for an additional six months until June 30, 1999, thereby extending the December 31, 1996 deadline for notice of non-renewal to June 30, 1997. The extension is intended to allow both parties additional time to reach agreement on changes to the Supply Agreement which will make it acceptable to both parties. The Company has no reason to believe that an acceptable agreement will not be negotiated; however, the Company can provide no assurances that the Supply Agreement will be so renewed. While the Company has no reason to believe that it would lose Philip Morris as a customer in the U.S., such loss would have a material adverse effect on the Company.

EMPLOYEE AND LABOR RELATIONS. As of December 31, 1996, the Company had approximately 2,400 regular full-time active employees of whom approximately 785 hourly employees and 305 salaried employees were located in the U.S. and Canada, and approximately 790 hourly employees and 520 salaried employees were located in France.

North American Operations - Hourly employees at the Lee, Massachusetts, Spotswood, New Jersey and Ancram, New York mills are represented by locals of the United Paperworkers International Union. The current five-year collective bargaining agreements expire at the Spotswood mill on June 15, 1997, at the Lee mills on August 1, 1997, and at the Ancram mill on September 30, 1998. There have been no strikes or work stoppages at any of these locations for approximately 17 years and the Company believes employee and union relations are positive.

The Company's fiber operations in Canada are non-union. The Company believes that employee relations are positive.

French Operations - Hourly employees at the Company's mills in Quimperle, Malaucene, and Spay, France are union represented. During 1996, the Company entered into new collective bargaining agreements at Quimperle and Malaucene which expire on December 31, 1997. During February 1997, a new collective bargaining agreement was entered into at Spay which expires on February 24, 1998. Over the years, there have been intermittent work stoppages lasting from a few hours to several days. The Company believes that, overall, employee relations are positive and comparable to similar French manufacturing operations.

RAW MATERIALS. Wood pulp is the primary fiber used by the Company. The Company consumed approximately 65,000 and 68,000 metric tons of wood pulp in 1996 and 1995, respectively, all of which was purchased. The Company also uses other cellulose fibers, the most significant of which are in the form of flax fiber and tobacco stems and scraps, as the primary raw materials for the Company's paper and reconstituted tobacco products. While tobacco stems and scraps are generally the property of the cigarette manufacturer for whom the reconstitution is contracted, the Company does purchase some tobacco materials for use in the production of reconstituted tobacco leaf and wrapper and binder products.

Flax straw is purchased and subsequently processed into flax tow at Company-owned processing facilities in Canada and France. The flax tow is then converted into flax pulp at pulping facilities in the U.S. and France. Flax tow and flax pulp are also purchased externally but these purchases only represent approximately 20 percent of the flax pulp currently consumed by the Company.

Certain specialty papers are manufactured with other cellulose fibers such as abaca and sisal fibers and small amounts of secondary and recycled fibers. The Company purchases all of these secondary and recycled fibers.

To ensure an adequate supply of wood pulp at competitive prices, the Company and Kimberly-Clark agreed that Kimberly-Clark will, for a fee, make available to the Company its pulp sourcing services. The Company continues to utilize these services.

The Company believes that the fibers identified above and the remaining raw materials purchased by the Company are readily available from several sources and that the loss of a single supplier would not have a material adverse effect on the Company's ability to procure needed raw materials.

COMPETITION. The Company is the leading producer of Cigarette Papers in the world. It also is the leading independent producer of reconstituted tobacco leaf for use in cigarettes. The Company does not sell its products directly to consumers or advertise its products in consumer media. The specialized nature of these tobacco-related papers requires research and development capability to develop them and special papermaking equipment and skills to meet exacting customer specifications. These factors have limited the number of competitors in each of the tobacco-related paper categories discussed separately below.

Cigarette Paper - Management believes that the Company has an estimated 56 percent share of the U.S. and Canadian cigarette paper markets. The Ecusta division of P.H. Glatfelter Company ("Ecusta") is the Company's major competitor in the sale of cigarette paper in the U.S. and Canada. European suppliers, such as Miquel y Costas & Miquel S.A., a Spanish corporation ("Miquel y Costas"), also compete in this market but, to-date, have achieved no more than an estimated 10 percent market share. The Company's U.S. operations are in the process of expanding their efforts related to sales of cigarette paper to Asia and Latin America. Management believes that the bases of cigarette paper competition are price, consistent quality, level of technical service, and performance requirements of the customer's cigarette making equipment.

The principal competitors of the Company's French cigarette paper operations are Wattens, Schoeller & Hoesch GmbH ("Schoeller & Hoesch"), Robert Fletcher (Greenfield) Limited, Miquel y Costas, and Julius Glatz GmbH. Papeteries de Mauduit, S.A. ("PdM"), an indirect wholly-owned subsidiary of the Company in France, sells approximately 70 percent of its products (cigarette paper and porous and conventional plug wrap) in Western Europe and China. Management believes that the bases of competition for PdM's products are the same as for the Company's U.S. operations.

Plug Wrap Paper - Management believes that the Company's U.S. operations have a 75 percent share of the North American plug wrap market. The remaining 25 percent is shared by four competitors: Ecusta, Miquel y Costas, Wattens and Schoeller & Hoesch. The Company's French operations hold an estimated 56 percent of the Western European high porosity plug wrap market. Schoeller & Hoesch is the Company's principal competitor in that market.

Management believes that the primary basis of competition for high porosity plug wrap is technical capability with price being a secondary consideration. On the other hand, conventional plug wrap entails less technical capability with the result that price and quality are the primary bases of competition.

Tipping Paper - Management believes that the Company's U.S. operations have an estimated 58 percent share of the U.S. and Canadian markets for base tipping paper which is subsequently printed by converters. Its principal competitors in North America are Ecusta and Tervakoski Oy, a Finnish exporter. Management believes that the bases for competition are consistent quality, price and, most importantly, the ability to meet the runnability and printability requirements of converting equipment and high-speed cigarette making machines.

Papeteries de Malaucene S.A. ("PdMal"), another of the Company's indirect wholly-owned French subsidiaries, operates a tipping paper mill in Malaucene, France, and is among the largest converted tipping paper producers in Europe. PdMal produces printed and unprinted, and laser and electrostatically perforated tipping papers. The Company's principal European competitors are Tann-Papier GmbH (Austria), Benkert GmbH (Germany) and Miquel y Costas. Management believes that the bases of competition for perforated tipping paper in Europe are perforation technology, consistent quality and price.

Reconstituted Tobacco - LTRI is the leading independent producer of reconstituted tobacco leaf. Management believes that the basis of competition in this market is primarily quality, with price being a much less important factor. However, sales volumes are influenced by worldwide virgin tobacco prices (lower prices of virgin tobacco may result in lower reconstituted tobacco sales volumes).

LTRI's principal competitors are (i) B.V. Deli-HTL Tabak Maatschappiji B.V., an independent producer which operates in Holland, (ii) Elets, an affiliate of R.J. Reynolds Tobacco Company which operates in the Commonwealth of Independent States, and (iii) cigarette companies such as Philip Morris, R.J. Reynolds and Brown & Williamson, which produce reconstituted tobacco leaf primarily for internal use.

The Company exited the reconstituted tobacco leaf business in the U.S. at the beginning of the second quarter of 1996 (see "Markets and Customers"), where its operations had previously produced an estimated 10-15 percent of the reconstituted tobacco used in U.S. cigarette production. The remaining 85-90 percent had been produced internally by U.S. cigarette companies for use in U.S. produced cigarettes and for export to their overseas affiliates. After the Company's exit of this business in the U.S., virtually all of the reconstituted tobacco used in U.S. cigarette production is being produced by U.S. cigarette companies.

Management estimates that 85-90 percent of cigar wrapper and binder used in the U.S. market is produced internally by domestic cigar manufacturers. The Company's Ancram Mill and Nuway Microflake Partnership, a cast process manufacturer, produce the balance.

Other Products - As noted above, the Company also produces wrapping paper for drinking straws, filter papers, as well as papers for lightweight printing, business forms and battery separators. Management believes that price is the primary basis of competition for drinking straw wrap and filter papers (collectively, "Filler Papers"), while consistent quality and customer service are believed to be the primary competitive factors for battery separator and business forms papers. The Company does not possess a significant market share in any of the above segments, except for drinking straw wrap, where management estimates the Company holds between 30 and 50 percent of the U.S. market, and battery separator papers, where it holds approximately 20 percent of the worldwide market. The Company continues, to the extent feasible, to convert its production of less profitable Filler Papers to more profitable niche applications.

RESEARCH AND DEVELOPMENT; PATENTS AND TRADEMARKS. The Company has research and laboratory facilities in Spay, France and Alpharetta, Georgia and employs 45 research personnel. The Company is dedicated to developing Cigarette Papers and reconstituted tobacco product innovations and improvements to meet the needs of individual customers. The development of new components for tobacco products is the primary focus of the Company's research and development function, which is working on several development projects for its major customers. The Company's U.S. and French operations spent in the aggregate on product research and development $6.4 million in 1994, $4.5 million in 1995 and $6.0 million in 1996. Research expenses were lower in 1995 due to an increased amount of machine time and other trial expenses shared with customers. The actual staffing for research activity was comparable to the level in the other periods.

The Company believes that its research and product development capabilities are unsurpassed in the industry and have played an important role in establishing the Company's reputation for high quality, superior products. The Company's commitment to research and development has enabled the Company, for example, to
(i) produce high-performance papers designed to run on the high-speed manufacturing machines of its customers, (ii) produce papers to exacting specifications with very high uniformity, (iii) produce cigarette paper with extremely low basis weights, and (iv) have an acceptance rate by its customers in excess of 99 percent. The Company also believes it is in the forefront of the manufacturing process, having invested heavily in modern technology, including laser technology and modern paper slitting equipment. The Company believes that its commitment to research and development, coupled with its investment in new technology, has positioned the Company to take advantage of growth opportunities abroad where the demand for American-style premium cigarettes continues to increase.

As of December 31, 1996, the Company owned approximately 76 patents and had pending 39 patent applications covering a variety of Cigarette Papers, reconstituted tobacco leaf and cigar wrapper and binder products and processes in the United States, Western Europe and several other countries. The Company believes that such patents, together with its papermaking know-how and technical sales support, have been instrumental in establishing it as the leading worldwide supplier of Cigarette Papers, reconstituted tobacco leaf and reconstituted wrapper and binder made by the papermaking process.

Management believes that the Company's POROWRAP(R) trademark, the "PdM" logo and the Papeteries de Mauduit and Schweitzer trade names also have been significant contributors to the marketing of the Company's products.

BACKLOG; SEASONALITY. The Company has historically enjoyed a steady flow of orders. Its mills typically receive and ship orders within a 30-day period, except in the case of reconstituted tobacco leaf where orders are generally placed well in advance of delivery. The Company plans its manufacturing schedules and raw material purchases based on its evaluation of customer forecasts and current market conditions.

The U.S. business does not calculate or maintain records of order backlogs. Philip Morris, its largest customer, provides forecasts of future demand, but actual orders for cigarette paper are typically placed two weeks in advance of shipment. Approximately 5 percent of the U.S. sales are on a consignment basis.

The French business unit does maintain records of order backlogs. For Cigarette Papers, the order backlog was approximately $24.2 million and $11.7 million on December 31, 1996 and December 31, 1995, respectively. This represented between 40 and 50 days of Cigarette Paper sales in 1996 and between 20 and 25 days of Cigarette Paper sales in 1995. The French unit's reconstituted tobacco leaf business operates under a number of annual supply agreements. The order backlog for reconstituted tobacco leaf was approximately $33.0 million and $24.6 million on December 31, 1996 and December 31, 1995, respectively.

Sales of the Company's products are not subject to seasonal fluctuations, except in the U.S. where customer shutdowns of one to two weeks in duration typically occur in July and December.

SALES AND DISTRIBUTION. Essentially all of the Company's tobacco-related products are sold through the Company's marketing, sales and customer service organizations directly to cigarette manufacturers or their designated converters, and to cigar manufacturers, except in China where sales are generally made to trading companies for resale to cigarette producers. Most of the Company's non-tobacco related products are also sold on a direct basis.

ENVIRONMENTAL MATTERS. Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States and France are estimated to be $2 million in 1997 and $5 million to $10 million in 1998. These estimates include amounts associated with the first phase of the proposed Cluster Rules. The 1998 estimate includes amounts previously planned for earlier periods but which have been postponed in order to ensure compliance with final governmental regulations, once issued, and to take advantage of emerging enhanced technologies. These expenditures have been anticipated for several years and are not expected to have a material effect on the Company's total capital expenditures, consolidated earnings or competitive position; however, these estimates could be modified as a result of changes in the Company's plans, changes in legal requirements or other factors.

RISKS FOR FOREIGN OPERATIONS. In addition to its U.S. operations, the Company has manufacturing facilities in France and Canada. Products made in France or in the U.S. are marketed in more than 80 countries. Because these countries are so numerous, it is not feasible to generally characterize the risks involved. Such risks vary from country to country and include such factors as tariffs, trade restrictions, changes in currency value, economic conditions, and international relations. See "Management's Discussion and Analysis - Factors That May Affect Future Results" appearing in the Company's 1996 Annual Report to Stockholders.

INSURANCE. The Company maintains coverage for most insurable risks that are incident to its operations.

PART I

--------------------------------------------------------------------------------
ITEM 2.      PROPERTIES

The Company operates six paper mills (which include two fiber pulping operations) in the U.S. and France. The Company also operates flax fiber processing operations in France and Canada. The Company owns each of these facilities except for a flax tow storage facility in Killarney, Manitoba, which is leased. The Company maintains administrative and sales offices in Alpharetta, Georgia and in Quimperle and Paris, France. The Company's world headquarters are also located in Alpharetta. All of these offices are leased except for the Quimperle office, which is owned by PdM.

Management believes that each of these facilities is well-maintained, suitable for conducting the Company's operations and business, and adequately insured.

The mills are operating at or close to capacity, except for the reconstituted tobacco leaf operations in France and the wrapper and binder operations in the U.S. On December 1, 1995, the Company's Board of Directors took action to approve capital spending of $24 million to install a new paper machine at the Quimperle, France mill which will increase the capacity for production of long fiber products, such as highly porous plug wrap papers, alkaline battery separators, and liners for vacuum cleaner bags. This new paper machine began operation during March 1997. The output of LTRI's reconstituted tobacco leaf operations could be materially increased by operating the second machine to a greater extent.

The following are the locations of the Company's principal facilities as of the date hereof:


Location                             Equipment/Office Space               Products/Function
-------------------------------------------------------------------------------------------
Lee Mills                            4 Paper Machines (plus one idle)     Base Tipping and Specialty Papers,
Lee, Massachusetts                   Pulping Equipment                    Plug Wrap Paper
(4 mill sites)

Spotswood Mill                       6 Paper Machines                     Cigarette Paper, Plug Wrap Paper
Spotswood, New Jersey                1 Reconstituted Tobacco Leaf
                                        Machine (mothballed in 1996)
                                     Pulping Equipment

Ancram Mill                          1 Paper Machine                      Reconstituted Tobacco Wrapper and Binder,
Ancram, New York                     1 Reconstituted Tobacco              Porous Plug Wrap and Specialty Papers
                                        Wrapper and Binder Machine

Fiber Operations                     5 Movable Fiber Mills                Flax Fiber Processing
Manitoba, Canada

Alpharetta, Georgia                  Leased Office Space                  Company World Headquarters,
                                                                          Administration, Sales and
                                                                          Research & Development
                                                                          - U.S. Operations

Papeteries de Mauduit Mill           11 Paper Machines *                  Cigarette Paper, Plug Wrap Paper and
Quimperle, France                    Pulping Equipment                    Long Fiber Specialties

Quimperle, France                    Owned Office Space                   Administrative Offices for
                                                                          French Operations

Papeteries de Malaucene Mill         1 Paper Machine                      Tipping and Specialty Papers
Malaucene, France                    3 Printing Presses
                                     11 Laser Perforating Lines

LTR Industries                       2 Reconstituted Tobacco Leaf         Reconstituted Tobacco Leaf, Flax Fiber
Spay, France                            Machines                          Processing, Research & Development
                                     1 Fiber Mill

Paris, France                        Leased Office Space                  Administrative and Sales Offices
                                                                          for French Operations




* Includes the new paper machine which began operation during March 1997.

PART I

--------------------------------------------------------------------------------
ITEM 3.      LEGAL PROCEEDINGS



The following is a brief description of potentially material legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their properties is subject:


LITIGATION

On January 31, 1997, James E. McCune on behalf of himself and other "nicotine dependent" West Virginia cigarette smokers filed, in the Circuit Court of Kanawha County, West Virginia, a purported class action against several tobacco companies, industry trade associations and consultants, tobacco wholesalers and cigarette component manufacturers, including Kimberly-Clark, seeking equitable relief and compensatory and punitive damages in an unspecified amount for mental suffering and physical injuries allegedly sustained as a result of having smoked cigarettes. Under the terms of the Distribution, the Company assumed liability for and agreed to indemnify Kimberly-Clark in litigation arising out of the operations of the Businesses, including this case. The nine-count complaint sets forth several theories of liability, including intentional and negligent misrepresentation, negligence, product liability, breach of warranty and conspiracy. Among other things, the complaint alleges that nicotine is an addictive substance, that the tobacco companies, by using reconstituted tobacco, are able to control the precise amount of nicotine in their cigarettes and that LTR Industries, a French subsidiary of the Company, specializes in the reconstitution process to help the tobacco companies control nicotine levels. As a component supplier, the Company believes that it has meritorious defenses to this case, but due to the uncertainties of litigation, the Company cannot predict its outcome. The Company is unable to make a meaningful estimate of the amount or range of loss which could result from an unfavorable outcome of this action. This case will be vigorously defended.

Also, the Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without a material effect on the Company's financial statements.

ENVIRONMENTAL MATTERS

The Company's operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of the Company's operations expose it to the risk of claims with respect to environmental matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Based on the Company's experience to date, the Company believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims, will not have a material adverse effect on the Company's financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on the Company's financial condition or results of operations.

Kimberly-Clark was named a potentially responsible party ("PRP") under the provisions of the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), or analogous state statutes, at two waste disposal sites utilized by the Company's Spotswood mill and one site used by the Company's former Mt. Holly Springs, Pennsylvania mill. Under the terms of the Transfer and Assumption Agreement between Kimberly-Clark and the Company (the "Transfer Agreement"), the Company assumed all liabilities associated with each of the following matters:

  - In August 1992, the Spotswood mill received an information request from the New Jersey Department of Environmental Protection and Energy ("NJDEPE"), now known as the New Jersey Department of

     Environmental Protection ("NJDEP"), with respect to the Jones Industrial Service Landfill. Neither Kimberly-Clark nor the Company have any internal records indicating that the mill used the site. However, the Spotswood mill received routing sheets completed by a nonhazardous waste disposal transporter used by the mill which indicate that the transporter may have sent three loads of Spotswood mill waste to the site in September 1980. The NJDEP issued a draft Record of Decision ("ROD") in June 1995 which evaluated remedial alternatives. The draft ROD included a NJDEP list of PRPs, but Kimberly-Clark was not named on the list. Although the amount of the Company's liability, if any, cannot yet be determined, the Company does not believe that it will be material.

    - On February 6, 1991, the NJDEPE identified Kimberly-Clark as a PRP under the provisions of the New Jersey Spill Compensation and Control Act for remediation of the Global Sanitary Landfill waste disposal site located in Old Bridge Township, New Jersey based on the Spotswood mill's disposal of waste at such site. The United States Environmental Protection Agency ("EPA") has designated the disposal site as a state-led site under CERCLA with the NJDEP acting as lead agency. In May 1991, Kimberly-Clark signed a PRP agreement and paid an administrative assessment. In August 1993, a consent decree was executed by the State of New Jersey and the PRPs pursuant to which Kimberly-Clark agreed to pay $0.6 million for its share of Phase I cleanup costs. This amount has been reflected in the Company's financial statements. In December 1996, NJDEP issued a proposed remedial action plan for Phase II cleanup costs. Although the Spotswood mill's share of Phase II cleanup costs cannot yet be determined, the Company does not believe its liability will be material.

    - In April 1995, Kimberly-Clark received a letter from the Industrial Solvents and Chemical Company ("ISCC") Site PRP Steering Committee stating that it had been identified by the Pennsylvania Department of Environmental Protection as a generator of waste at a nine acre site in Newberry Township, York County, Pennsylvania. The PRP group believes that the Company's former Mt. Holly Springs, Pennsylvania facility sent 825 gallons of waste to the ISCC site. The PRP group has determined that the waste allegedly sent by the Company represents 0.0185 percent of the total amount of waste sent to the ISCC site and, therefore, has assigned to the Company a 0.0185 percent share of the response costs. The PRP Steering Committee has committed to incur up to $13.5 million in interim response costs and expects future remedial costs to range from an additional $20 million to $30 million. The Company does not believe its liability will be material.

The Company also assumed responsibility to administer a consent order between Kimberly-Clark and the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee, Massachusetts. The Company is obligated to maintain the integrity of the cover and sample groundwater monitoring wells, in addition to other long-term maintenance responsibilities for this former non-hazardous waste disposal facility. Under the terms of a consent order signed on January 24, 1997 with MDEP resulting from a Comprehensive Site Assessment and a Corrective Action Alternative Assessment ("CAAA") submitted by the Company to MDEP, the Company has until September 10, 1997 to correct a gas migration problem by means of a passive gas venting system, as the Company recommended in its CAAA, at a cost of $0.1 million. If the passive venting system does not bring the site into compliance by September 10, 1997, the Company must submit to MDEP, no later than December 1, 1997, a revised compliance plan which employs technologies other than passive gas venting. If the site is not in full compliance by February 10, 1998, the Company must then implement, subject to MDEP's possible modification, the compliance plan which it would have submitted. The cost of such a plan could range from $0.3 million to $1.5 million in addition to an estimated $0.1 million for annual operating expenses.

The Company, under the Transfer Agreement, became owner of and assumed responsibility from Kimberly-Clark Corporation for the Valley Mill Landfill site in Lee, Massachusetts. The landfill was operated by the Company from 1968 to 1969 and was capped in 1970. On December 23, 1996 the Company received a Notice of Responsibility ("Notice") from MDEP under Section 21E of the Massachusetts Oil and Material Release Prevention and Response Act stating that an electro-magnetic survey ("Survey") performed by a contractor of EPA at the site indicated that buried metallic objects may be present in the subsurface. The Survey was conducted following an anonymous call to MDEP alleging the site contains buried metal drums. The Company will respond to the Notice and will investigate the information reported in the Survey. Based on information currently available, the Company believes the Survey only indicates the presence of crushed drums disposed of at the site in 1968 and 1969 and previously reported to MDEP. Although the Company can give no assurances as to the ultimate cost of addressing this matter, the Company does not believe such costs will be material.

Some or all of the Company's U.S. facilities may be subject to revised air emissions and wastewater discharge standards under rules commonly known as the "Cluster Rules". The first phase of the Cluster Rules, proposed by the EPA in 1993, would affect only wastewater discharges from the Ancram and Lee mills and would require compliance by late 1999. The Spotswood mill discharges its effluent to a publicly-owned treatment works. Although the EPA originally indicated that the proposed rules would be finalized in 1996, final rules have not yet been issued. The estimated capital expenditures for compliance at the Ancram and Lee mills is between $6 million and $9 million in the aggregate. However, due to uncertainty concerning applicable requirements under the final Cluster Rules, the Company can give no assurance that this estimate will accurately reflect the actual cost of compliance.

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

The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States and France, including the aforementioned estimated capital spending through 1998 associated with the first phase of the proposed Cluster Rules. For these purposes, the Company incurred total capital expenditures of $2.5 million in 1996, and anticipates that it will incur approximately $2 million in capital expenditures in 1997 and approximately $5 million to $10 million in 1998. The major projects included in these estimates include upgrading wastewater treatment facilities at various locations and installation of equipment to treat volatile organic compound emissions in France. Approximately $3 million of the total environmental capital spending estimates for 1997 and 1998 relates to projects anticipated as necessary to comply with the wastewater discharge requirements of the proposed Cluster Rules. The balance of expenditures required for compliance with the initial phase of the Cluster Rules is expected to occur in 1999. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in capacity expansion, quality improvements, capital replacements, productivity improvements, or cost containment projects, and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

PART I

--------------------------------------------------------------------------------
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the executive officers of the Company as of March 4, 1997, together with certain biographical information, are as follows:


                         NAME                                POSITION
             -------------------------------------       ---------------------
             Wayne H. Deitrich .......................... Chief Executive Officer

             Jean-Pierre Le Hetet ....................... President - French Operations

             N. Daniel Whitfield ........................ President - U.S. Operations

             Paul C. Roberts ............................ Chief Financial Officer and Treasurer

             William J. Sharkey ......................... General Counsel and Secretary

             Wayne L. Grunewald ......................... Controller

MR. WAYNE H. DEITRICH, 53, has served as Chief Executive Officer of the Company since August 1995 and was elected Chairman of the Board of Directors immediately after the spin-off of the Company from Kimberly-Clark. From June 1995 through August 1995, Mr. Deitrich served as President - Specialty Products Sector of Kimberly-Clark. From 1993 through May 1995, Mr. Deitrich was the President - Paper and Specialty Products Sector of Kimberly-Clark, and from 1992 to 1993, he was President - Paper Sector of Kimberly-Clark. From 1988 through 1992, Mr. Deitrich served as the President of Neenah Paper, a business unit of Kimberly-Clark.

MR. JEAN-PIERRE LE HETET, 53, has served as President - French Operations of the Company since August 1995 and was elected to the Board of Directors immediately after the spin-off of the Company from Kimberly-Clark. From 1991 through August 1995, Mr. Le Hetet was the President of Specialty Products, France, a business unit of Kimberly-Clark. Prior to that time, Mr. Le Hetet served as General Manager of Specialty Products, France.

MR. N. DANIEL WHITFIELD, 49, has served as President - U.S. Operations of the Company since August 1995. From May 1995 through August 1995, Mr. Whitfield served as President - Specialty Products U.S. of Kimberly-Clark. From 1991 through April 1995, he was Director - Business Planning and Analysis, Pulp and Paper Sector of Kimberly-Clark. From 1989 through 1990, Mr. Whitfield was Director - Operations Analysis and Control, Household Products Sector of Kimberly-Clark.

MR. PAUL C. ROBERTS, 48, has served as Chief Financial Officer and Treasurer of the Company since August 1995. From June 1995 through August 1995, he served as Chief Financial Officer - Specialty Products Sector of Kimberly-Clark. From January 1995 through May 1995, he was Director - Corporate Strategic Analysis of Kimberly-Clark, and from 1988 through 1994, Mr. Roberts was Director - Operations Analysis and Control, Pulp and Paper Sector of Kimberly-Clark.

MR. WILLIAM J. SHARKEY, 65, has served as General Counsel and Secretary of the Company since August 1995. Prior to that time, Mr. Sharkey was Senior Counsel for Kimberly-Clark.

MR. WAYNE L. GRUNEWALD, 45, has served as Controller of the Company since August 1995. From July 1995 through August 1995, he served as Controller - Specialty Products Sector of Kimberly-Clark. From December 1989 through June 1995, he was Controller - U.S. Pulp and Newsprint, a business unit of Kimberly-Clark.

PART II

--------------------------------------------------------------------------------
ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS


PRINCIPAL MARKET


Since the Distribution of the Company's Common Stock by Kimberly-Clark on November 30, 1995, the Common Stock has been traded on the New York Stock Exchange ("NYSE") under the trading symbol "SWM".


APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK


As of March 4, 1997, there were 9,702 stockholders of record of the Company's Common Stock. This number does not include shares held in "nominee" or "street" name.



STOCK PRICE AND DIVIDEND INFORMATION


The dividend and market price data included in Note 17 to Consolidated Financial Statements contained in the 1996 Annual Report to Stockholders is incorporated in this Item 5 by reference.



--------------------------------------------------------------------------------
ITEM 6.      SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Financial Data" contained in the 1996 Annual Report to Stockholders is incorporated in this Item 6 by reference.



--------------------------------------------------------------------------------
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis" contained in the 1996 Annual Report to Stockholders is incorporated in this Item 7 by reference.



--------------------------------------------------------------------------------
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related notes thereto of the Company and its consolidated subsidiaries, the independent auditors' report thereon, and management's letter regarding responsibility for financial reporting, contained in the 1996 Annual Report to Stockholders, are incorporated in this Item 8 by reference.



--------------------------------------------------------------------------------
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


--------------------------------------------------------------------------------
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section of the Company's Proxy Statement dated March 19, 1997 (the "1997 Proxy Statement") captioned "Certain Information Regarding Directors and Nominees" under "Proposal 1. Election of Directors" identifies members of the board of directors of the Company and nominees, and is incorporated in this Item 10 by reference.

See also "Executive Officers of the Registrant" appearing in Part I hereof.



--------------------------------------------------------------------------------
ITEM 11.     EXECUTIVE COMPENSATION

The information in the section of the 1997 Proxy Statement captioned "Executive Compensation" under "Proposal 1. Election of Directors" is incorporated in this
Item 11 by reference.



--------------------------------------------------------------------------------
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

The information in the sections of the 1997 Proxy Statement captioned "Security Ownership of Management" and "Security Ownership of Certain Beneficial Holders" under "Proposal 1. Election of Directors" is incorporated in this Item 12 by reference.



--------------------------------------------------------------------------------
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the section captioned "Certain Transactions and Business Relationships" under "Proposal 1. Election of Directors" of the 1997 Proxy Statement is incorporated in this Item 13 by reference.

PART IV

--------------------------------------------------------------------------------
ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)          Documents filed as part of this report.


             (1)         Financial Statements:

                         The Consolidated Balance Sheets as of December 31, 1996 and 1995, the related statements of Consolidated Income and Consolidated Cash Flow for the years ended December 31, 1996, 1995 and 1994, the related Notes thereto, and the Independent Auditors' Report of Deloitte & Touche LLP thereon are incorporated in Part II, Item 8 of this Form 10-K by reference to the financial statements contained in the 1996 Annual Report to Stockholders.



             (2)         Financial Statement Schedules:


                         Schedules have been omitted because they were not applicable or because the required information has been included in the financial statements or notes thereto.



             (3)         Exhibits:



                         See the Index to Exhibits that appears at the end of this document and which is incorporated by reference herein.



(b)          Reports on Form 8-K

             (i) The Company filed a Current Report on Form 8-K dated December 20, 1996, which reported the six month extension of the fine papers Supply Agreement between the Company and Philip Morris - U.S.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

                             By:    /s/    WAYNE H. DEITRICH
                                ----------------------------------
                                           Wayne H. Deitrich
                                       Chairman of the Board and
                                        Chief Executive Officer
Dated: March 19, 1997                (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       NAME                                      POSITION                             DATE
                       ----                                      --------                             ----
                 /s/WAYNE H. DEITRICH                  Chairman of the Board and                   March 19, 1997
-------------------------------------------------         Chief Executive Officer
                   Wayne H. Deitrich                      (principal executive officer)


                  /s/PAUL C. ROBERTS                   Chief Financial Officer                     March 19, 1997
-------------------------------------------------         and Treasurer
                    Paul C. Roberts                       (principal financial officer)


                 /s/WAYNE L. GRUNEWALD                 Controller                                  March 19, 1997
-------------------------------------------------         (principal accounting officer)
                  Wayne L. Grunewald

                           *                           Director                                    March 19, 1997
-------------------------------------------------
                   Claire L. Arnold

                           *                           Director                                    March 19, 1997
-------------------------------------------------
                    K.C. Caldabaugh

                           *                           Director                                    March 19, 1997
-------------------------------------------------
                  Laurent G. Chambaz

                           *                           Director                                    March 19, 1997
-------------------------------------------------
                  Richard D. Jackson

                           *                           Director                                    March 19, 1997
-------------------------------------------------
                   Leonard J. Kujawa

                           *                           Director                                    March 19, 1997
-------------------------------------------------
                 Jean-Pierre Le Hetet

                           *                           Director                                    March 19, 1997
-------------------------------------------------
                   Larry B. Stillman


*By:             /s/WILLIAM J. SHARKEY                                                             March 19, 1997
-------------------------------------------------
                  William J. Sharkey
                   Attorney-In-Fact

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                              INDEX TO EXHIBITS

EXHIBIT NO.                                 DESCRIPTION
-----------              ------------------------------------------------
    2.1                  Distribution Agreement (incorporated by reference to Exhibit 2.1 to Form 10/A  Amendment 2, dated October 27, 1995).

    3.1                  Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10, dated
                         September 12, 1995).

    3.2                  By-Laws, as amended on and through February 27, 1996 (incorporated by reference to Exhibit
                         3.2 to the Company's Form 10-K for the year ended December 31, 1995).

    4.1                  Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form 10/A
                         Amendment 2, dated  October 27, 1995).

    4.2                  Rights Agreement (incorporated by reference to Exhibit 4.2 to Form 10/A Amendment 2, dated
                         October 27, 1995).

   10.1                  Transfer, Contribution and Assumption Agreement (incorporated by reference to Exhibit 10.1 to
                         Form 10/A Amendment 2, dated October 27, 1995).

   10.2                  Corporate Services Agreement (incorporated by reference to Exhibit 10.2 to Form 10/A
                         Amendment 2, dated  October 27, 1995).

   10.3                  Employee Matters Agreement (incorporated by reference to Exhibit 10.3 to Form 10/A Amendment
                         2, dated October 27, 1995).

   10.4                  Tax Sharing Agreement (incorporated by reference to Exhibit 10.4 to Form 10/A Amendment 2, dated October 27, 1995).

   10.5                  Outside Directors' Stock Plan (incorporated by reference to Exhibit 10.5 to Form 10/A
                         Amendment 2, dated October 27, 1995).

   10.6.1                Annual Incentive Plan as Amended and Restated (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 1995).

   10.6.2*               Amendments to the Annual Incentive Plan dated December 5, 1996.

   10.7.1                Equity Participation Plan (incorporated by reference to Exhibit 10.7 to Form 10/A Amendment
                         2, dated October 27, 1995).

   10.7.2                First Amendment to Equity Participation Plan
                         (incorporated by reference to Exhibit 10.7.2 to the Company's Form 10-K for the year ended December 31,
                         1995).

   10.8.1                Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Form 10/A Amendment 2, dated October 27, 1995).

   10.8.2                First Amendment to Long-Term Incentive Plan
                         (incorporated by reference to Exhibit 10.7.2 to the Company's Form 10-K for the year ended December 31,
                         1995).

   10.8.3*               Amendment to Long-Term Incentive Plan dated December 5, 1996.

--------------------------------------------------------------------------------


EXHIBIT NO.                         DESCRIPTION
-----------              -----------------------------------
  10.9.1                 Philip Morris Supply Agreement+ (incorporated by reference to Exhibit 10.9.1 to Form 10/A Amendment 2, dated October 27, 1995).

  10.9.2                 Amendment No. 1 to Philip Morris Supply Agreement (incorporated by reference to Exhibit
                         10.9.2 to Form 10, dated September 12, 1995).

  10.9.3*                Amendment No. 2 to Philip Morris Supply Agreement+.

  10.10.1                Supplemental Benefit Plan (incorporated by reference to Exhibit 10.10 to Form 10/A Amendment
                         2, dated October 27, 1995).

  10.10.2                First Amendment to Supplemental Benefit Plan
                         (incorporated by reference to Exhibit 10.10.2 to the Company's Form 10-K for the year ended December 31,
                         1995).

  10.11*                 Amended and Restated Executive Severance Plan as of February 27, 1997.

  10.12.1 Credit Agreement dated as of November 27, 1995, between the Company, as Borrower and Guarantor, SMF, as Borrower, PdM Industries, as Borrower, the Banks named therein and Societe Generale, as Agent (the "Credit
                         Agreement") (incorporated by reference to Exhibit 4 to the Company's Form 10-Q dated December 13, 1995).

  10.12.2*               Amendment No. 1 to Credit Agreement.

  11.1                   The following statement is filed as an exhibit to Part II of this Form 10-K:

                         The net income per common share computation included in the Selected Financial Data and the Consolidated
                         Statements of Income in the Company's 1996 Annual
                         Report to Stockholders incorporated by reference in
                         Part II, Item 6 and Item 8, respectively, of this Form
                         10-K are based on the average number of shares of common stock outstanding. The only "common stock equivalents" or other potentially dilutive securities or agreements (as defined in Accounting Principles
                         Board Opinion No. 15) which were contained in the Company's capital structure during the periods presented were options outstanding under the Company's
                         Equity Participation Plan.

                         Alternative computations of "primary" and "fully diluted" net income per common share amounts for 1996 and 1995 assume the exercise of outstanding stock options using the "treasury stock method". There is no significant difference between net income per common share presented in the Company's 1996 Annual Report to Stockholders and net income per common share calculated on a "primary" and "fully diluted" basis.

  13.1*                  Portions of the Schweitzer-Mauduit International, Inc. 1996 Annual Report to Stockholders
                         incorporated by reference in this Form 10-K.

  21.1*                  Subsidiaries of the Company.

  23.1*                  Independent Auditors' Consent.

--------------------------------------------------------------------------------


EXHIBIT NO.                         DESCRIPTION
-----------              ------------------------------------------
  24.1*                  Powers of Attorney.

  27.1*                  Financial Data Schedule (for SEC use only).


---------------

* Filed herewith.

+ Exhibit has been redacted pursuant to a Confidentiality Request under Rule

  24(b)-2 of the Securities Exchange Act of 1934.



22