Form 10-Q
period 1997-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 1997-05-12
CIK 1000623

                                   FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

                                     OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---            SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  ---------------

Commission file number 1-13948

                   SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)


              DELAWARE                                    62-1612879
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

As of March 31, 1997, 16,056,491 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)




                                                        FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                        --------------------
                                                            1997    1996
                                                          -------  -------
     Net Sales .........................................  $ 113.0  $ 119.8
       Cost of products sold ...........................     82.2     91.0
                                                           ------  -------
     Gross Profit ......................................     30.8     28.8
       Selling expense .................................      4.2      4.4
       Research expense ................................      1.5      2.0
       General expense .................................      4.1      4.4
                                                           ------  -------
     Operating Profit ..................................     21.0     18.0
       Interest expense ................................     (1.0)    (1.4)
       Other income (expense), net .....................      0.1        -
                                                           ------  -------
     Income Before Income Taxes and Minority Interest ..     20.1     16.6
       Provision for income taxes ......................      7.5      6.3
                                                           ------  -------
     Income Before Minority Interest ...................     12.6     10.3
       Minority interest in earnings of subsidiary .....      1.3      0.9
                                                           ------  -------
     Net Income ........................................   $ 11.3  $   9.4
                                                           ======  =======

     Net Income per Common Share                           $  .70  $   .59
                                                           ======  =======

     Cash Dividends Declared per Common Share ..........   $  .15  $    -
                                                           ======  =======









            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)


                                                                                    MARCH 31,  DECEMBER 31,
                                                                                     1997        1996
--------------------------------------------------------------------------------------------------------------

                                     ASSETS

Current Assets
  Cash and cash equivalents ....................................................... $  18.4    $  30.9
  Accounts receivable .............................................................    70.1       65.1
  Inventories .....................................................................    49.6       49.2
  Deferred income tax benefits ....................................................     3.1        3.3
  Prepaid expenses ................................................................     2.9        2.1
                                                                                    -------    -------
    Total Current Assets ..........................................................   144.1      150.6
                                                                                    -------     -------

Gross Property ....................................................................   352.4      361.0
    Less accumulated depreciation .................................................   163.8      166.8
                                                                                    -------    -------
         Net Property .............................................................   188.6      194.2
                                                                                    -------    -------

Noncurrent Deferred Income Tax Benefits ...........................................    25.9       30.2
                                                                                    -------    -------

Deferred Charges and Other Assets .................................................     7.0        5.6
                                                                                    -------    -------

Total Assets ...................................................................... $ 365.6    $ 380.6
                                                                                    =======    =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Current portion of long-term debt ............................................. $   2.7    $   2.9
    Other short-term debt .........................................................     0.6        1.3
    Accounts payable ..............................................................    39.0       54.5
    Accrued expenses ..............................................................    42.3       42.5
    Income taxes payable ..........................................................     3.4        0.6
                                                                                    -------    -------
        Total Current Liabilities .................................................    88.0      101.8
                                                                                    -------    -------

Long-Term Debt ....................................................................    82.2       86.6
                                                                                    -------    -------
Deferred Income Taxes .............................................................     9.5        9.5
                                                                                    -------    -------
Other Noncurrent Liabilities ......................................................    20.4       19.7
                                                                                    -------    -------
Minority Interest .................................................................     7.8        7.0
                                                                                    -------    -------
Contingencies (See Notes 4, 5 and 6)
Stockholders' Equity
    Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued ...       -         -
    Common Stock  -$.10 par value - 100,000,000 shares authorized,
       16,056,491 and 16,052,621  shares issued and outstanding at March 31, 1997
       and December 31, 1996, respectively ........................................     l.6        1.6
    Additional paid-in capital ....................................................    60.1       60.0
    Retained earnings .............................................................    86.7       77.8
    Unrealized currency translation adjustments ...................................     9.3       16.6
                                                                                    -------    -------
       Total Stockholders' Equity .................................................   157.7      156.0
                                                                                    -------    -------

Total Liabilities and Stockholders' Equity ........................................ $ 365.6    $ 380.6
                                                                                    =======    =======


            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               U.S. $ IN MILLIONS
                                  (UNAUDITED)


                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                                ----------------------
                                                                   1997        1996
                                                                ----------  ----------

Operations

        Net income ........................................     $  11.3     $   9.4
        Depreciation ......................................         3.3         3.6
        Deferred income tax provision                               2.2         1.4
        Minority interest in earnings of subsidiary                 1.3         0.9
        Other                                                       0.8         1.0
        Changes in operating working capital ..............       (19.1)       (7.5)
                                                                -------     -------
                Cash Provided by (Used in) Operations .....        (0.2)        8.8
                                                                -------     -------
Investing
        Capital spending ..................................        (5.7)       (9.0)
        Capitalized software costs ........................        (1.6)          -
        Other .............................................        (2.0)       (0.6)
                                                                -------     -------
                Cash Used for Investing ...................        (9.3)       (9.6)
                                                                -------     -------
Financing

        Cash dividends paid to SWM stockholders ...........        (2.4)          -
        Proceeds from issuances of common stock ...........         0.1           -
        Changes in short-term debt ........................        (0.7)        0.5
        Proceeds from issuances of  long-term debt ........         0.2         0.3
        Payments on long-term debt ........................        (0.2)       (1.8)
                                                                -------     -------
                Cash Used for Financing ...................        (3.0)       (1.0)
                                                                -------     -------

Decrease in Cash and Cash Equivalents .....................       (12.5)       (1.8)

Cash and Cash Equivalents at beginning of period ..........        30.9         5.9
                                                                -------     -------

Cash and Cash Equivalents at end of period ................     $  18.4     $   4.1
                                                                =======     =======





            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


NOTE 1.         NATURE OF THE BUSINESS

     Schweitzer-Mauduit International, Inc. ("SWM" or the "Company") is a diversified producer of premium specialty papers and the world's largest supplier of fine papers to the tobacco industry. The Company was formed as a spin-off from Kimberly-Clark Corporation ("Kimberly-Clark") on December 1, 1995.

NOTE 2.         BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of SWM and all its majority-owned subsidiaries. All material intercompany and interdivision amounts and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and on the same basis as the audited financial statements included in the Company's 1996 Annual Report to Stockholders. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a normal recurring nature. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These financial statements should be read in connection with the financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders.

     The average numbers of common shares outstanding used in the calculations of net income per common share for the three months ended March 31, 1997 and 1996 were approximately 16,054,300 and 16,051,500, respectively.


NOTE 3.         INVENTORIES

     The following schedule details inventories by major class as of March 31, 1997 and December 31, 1996:

                                                           March 31,     December 31,
                                                             1997           1996
                                                           --------        -------
At the lower of cost on the First-In, First-Out (FIFO)
 and weighted average methods or market:
   Raw materials .....................................     $  18.0          $  19.7
   Work in process ...................................         9.0             10.4
   Finished goods ....................................        19.8             16.3
   Supplies and other ................................         9.8             10.0
                                                           -------          -------
                                                              56.6             56.4
Excess of FIFO cost over Last-In,
 First-Out (LIFO) cost ...............................        (7.0)            (7.2)
                                                           -------          -------
    Total ............................................     $  49.6          $  49.2
                                                           =======          =======

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


NOTE 4.         INCOME TAXES

     The effective income tax rates for the three month periods ended March 31, 1997 and 1996 were 37.3 percent and 38.0 percent, respectively.

     Along with numerous other companies and banks in France, Papeteries de Mauduit S.A. ("PdM"), a French subsidiary of the Company, is subject to a tax claim with respect to its purchase of certain bonds in 1988 which were represented by the two selling banks as carrying specific tax benefits. The French taxing authority is challenging the use by PdM of those benefits. The tax claim against PdM by the French taxing authority is approximately $1.9 as of March 31, 1997, including late payment penalties. The Company is vigorously defending the claim based on the merits and has filed claims against each bank on the basis of their misrepresentation of certain facts. The Company's claim against one of the banks was rejected by a trial court in May 1996, and the Company has appealed this decision. The case against the other bank has been briefed, and oral presentations are expected to occur later this year. No reserve has been established for this claim. Based on information currently available, there exists a reasonable possibility of an unfavorable outcome for this claim. Since the claim relates to a period prior to PdM joining the French consolidated tax group, any unfavorable outcome could not be offset with the net operating loss carryforwards of the French consolidated tax group.

NOTE 5.         LEGAL PROCEEDINGS

     On January 31, 1997, James E. McCune on behalf of himself and other "nicotine dependent" West Virginia cigarette smokers filed, in the Circuit Court of Kanawha County, West Virginia, a purported class action against several tobacco companies, industry trade associations and consultants, tobacco wholesalers and cigarette component manufacturers, including Kimberly-Clark, seeking equitable relief and compensatory and punitive damages in an unspecified amount for mental suffering and physical injuries allegedly sustained as a result of having smoked cigarettes. Under the terms of the spin-off agreements with Kimberly-Clark, the Company assumed liability for and agreed to indemnify Kimberly-Clark from litigation arising out of the operations of the Company's businesses, including this case. The nine-count complaint sets forth several theories of liability, including intentional and negligent misrepresentation, negligence, product liability, breach of warranty and conspiracy. Among other things, the complaint alleges that nicotine is an addictive substance, that the tobacco companies, by using reconstituted tobacco, are able to control the precise amount of nicotine in their cigarettes and that LTR Industries, a French subsidiary of the Company, specializes in the reconstitution process to help the tobacco companies control nicotine levels. As a component supplier, the Company believes that it has meritorious defenses to this case, but due to the uncertainties of litigation, the Company cannot predict its outcome. The Company is unable to make a meaningful estimate of the amount or range of loss which could result from an unfavorable outcome of this action. This case will be vigorously defended.

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


NOTE 6.         ENVIRONMENTAL MATTERS

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

     Prior to the spin-off, Kimberly-Clark was named a potentially responsible party under the provisions of the U.S. Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at two waste disposal sites utilized by the Company's Spotswood, New Jersey mill and one site used by the Company's former Mt. Holly Springs, Pennsylvania mill. The Company has assumed Kimberly-Clark's liabilities at these sites but does not believe that any of these proceedings will result in the imposition of monetary sanctions or will have a material adverse effect on the Company's business or financial condition.

     The Company assumed responsibility to administer a consent order between Kimberly-Clark and the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee, Massachusetts. The Company is obligated to maintain the integrity of the cover and sample groundwater monitoring wells, in addition to other long-term maintenance responsibilities for this former non-hazardous waste disposal facility. Under the terms of a consent order signed on January 24, 1997 with MDEP resulting from a Comprehensive Site Assessment and a Corrective Action Alternative Assessment ("CAAA") submitted by the Company to MDEP, the Company has until September 10, 1997 to correct a gas migration problem by means of a passive gas venting system, as the Company recommended in its CAAA, at a cost of $0.1. If the passive venting system does not bring the site into compliance by September 10, 1997, the Company must submit to MDEP, no later than December 1, 1997, a revised compliance plan which employs technologies other than passive gas venting. If the site is not in full compliance by February 10, 1998, the Company must then implement, subject to MDEP's possible modification, the compliance plan which it would have submitted. The cost of such a plan could range from $0.3 to $1.5 in addition to an estimated $0.1 for annual operating expenses.

     The Company also assumed Kimberly-Clark's ownership of and responsibility for the Valley Mill Landfill site in Lee, Massachusetts. The landfill was operated by Kimberly-Clark from 1968 to 1969 and was capped in 1970. On December 23, 1996 the Company received a Notice of Responsibility ("Notice") from MDEP under Section 21E of the Massachusetts Oil and Material Release Prevention and Response Act stating that an electro-magnetic survey ("Survey") performed by a contractor of EPA at the site indicated that buried metallic objects may be present in the subsurface. The Survey was conducted following an anonymous call to MDEP alleging the site contains buried metal drums. The Company will respond to the Notice and will investigate the information reported in the Survey. Based on information currently available, the Company believes the Survey only indicates the presence of crushed drums

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


disposed of at the site in 1968 and 1969 and previously reported to MDEP. Although the Company can give no assurances as to the ultimate cost of addressing this matter, the Company does not believe such costs will be material.

     Some or all of the Company's U.S. facilities may be subject to revised air emissions and wastewater discharge standards under rules commonly known as the "Cluster Rules". The first phase of the Cluster Rules, proposed by the EPA in 1993, would affect only wastewater discharges from the Ancram, New York and Lee, Massachusetts mills and would require compliance by late 1999. The Spotswood mill discharges its effluent to a publicly-owned treatment works. Although the EPA originally indicated that the proposed rules would be finalized in 1996, final rules have not yet been issued. The estimated capital expenditures for compliance with the first phase of the proposed Cluster Rules at the Ancram and Lee mills is between $4 and $7 in the aggregate. However, due to uncertainty concerning applicable requirements under the final Cluster Rules, the Company can give no assurance that this estimate will accurately reflect the actual cost of compliance.

     In addition, the later phases of the Cluster Rules (and/or Title V of the Clean Air Act Amendments of 1990) may further regulate air emissions and wastewater discharges from the Spotswood mill and require the Company to install additional air pollution controls at its other U.S. facilities sometime
after the year 2000.   Potential capital expenditures to comply with this
subsequent phase of the Cluster Rules and/or Title V of the Clean Air Act Amendments cannot be estimated until after the EPA proposes applicable requirements, if any.

     The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France and Canada, including the aforementioned proposed Cluster Rules. For these purposes, the Company anticipates that it will incur approximately $2 in capital expenditures in 1997 and approximately $5 to $10 annually in 1998 and 1999. The major projects included in these estimates include upgrading wastewater treatment facilities at various locations and installation of equipment to treat volatile organic compound emissions in France. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in capacity expansion, quality improvements, capital replacements, productivity improvements, or cost containment projects, and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

NOTE 7.         NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which will be effective for the Company's 1997 annual financial statements, with earlier adoption prohibited. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and makes the computation comparable to international standards. SFAS No. 128 replaces the presentation of "primary" EPS with a presentation of "basic" EPS. The new standard also requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all companies with complex capital structures. The Company will adopt SFAS No. 128 in the Company's 1997 Annual Report to Stockholders and, as required, will restate all previously reported EPS data presented. The Company's computation of "basic" EPS will be the same as EPS previously reported and currently calculated. The Company's "diluted" EPS amounts for current and previously reported periods are not expected to be materially different than "basic" EPS amounts.

ITEM 2.         SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


     Management believes that the following commentary and tables appropriately discuss and analyze the comparative results of operations and the financial condition of the Company for the periods covered.


OVERVIEW

     The Company operates principally in one industry segment, which consists of cigarette paper, tipping paper and plug wrap paper used to wrap various parts of a cigarette and reconstituted tobacco products. The Company's non-tobacco industry products represented approximately six percent of the Company's net sales in 1996.

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


RESULTS OF OPERATIONS

        By Geography for the three months ended March 31, 1997 and 1996
                              (U.S. $ in millions)

                                          % Change   % of 1997     % of 1996
Net Sales                   1997   1996   vs. 1996  Consolidated  Consolidated
---------                   ----   ----   --------  ------------  ------------
United States ..........  $ 49.7  $ 58.3   - 14.8%    44.0%         48.7%
Outside United States ..    63.7    63.5   +  0.3     56.4          53.0
Eliminations ...........    (0.4)   (2.0)             (0.4)         (1.7)
                          ------  ------             -----         -----
 Consolidated ..........  $113.0  $119.8   -  5.7%   100.0%        100.0%
                          ======  ======             =====         =====



                                                                              % Return on  Sales
                                                % Change      % of 1997      --------------------
Operating Profit              1997     1996     vs. 1996     Consolidated      1997       1996
----------------              ----     ----     --------     ------------    ---------  ---------
United States ..........    $ 7.7    $  8.2      - 6.1%         36.7%          15.5%      14.1%
Outside United States ..     14.7      11.4      +28.9          70.0           23.1       18.0
Unallocated/Eliminations     (1.4)     (1.6)                    (6.7)
                            -----    ------                    -----
 Consolidated ..........    $21.0    $ 18.0      +16.7%        100.0%          18.6%      15.0%
                            =====    ======                    =====

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS  (Continued)


Net Sales

     Net sales decreased by $6.8 million in the three month period ended March 31, 1997 compared with the corresponding period of the preceding year. The net sales comparison was unfavorably affected by changes in currency exchange rates ($4.2 million) and by exiting the reconstituted tobacco leaf ("RTL") product line in the U.S. at the beginning of the second quarter of 1996 ($2.9 million). Excluding the U.S. RTL sales volumes, worldwide sales volumes increased in the three month period ended March 31, 1997 by six percent, favorably affecting net sales by $5.0 million. Sales volumes from the French businesses grew by 15 percent while, excluding RTL volumes in the U.S., sales volumes declined at the U.S. business unit by four percent for the three month period. Volume gains were realized in all major product lines in France and in both tipping and plug wrap papers in the U.S. The strongest volume growth in France was in the Company's higher margin products. In the U.S., cigarette paper volumes declined because of the timing of domestic shipments and lower export sales. Changes in selling prices and sales mix had an unfavorable effect of $4.7 million in the three month period compared with the same period of the preceding year. Average selling prices declined in France mainly due to unfavorable sales mix in several product lines. Average selling prices declined in the U.S. primarily because of contractual price reductions related to the decline in the per ton cost of wood pulp.


Operating Profit

     Operating profit improved by $3.0 million in the three month period ended March 31, 1997 compared with the corresponding period of the preceding year. The improvement was primarily a result of the increased sales volumes in France, improved mill operations in both France and the U.S., lower non-manufacturing expenses and a decline in the per ton cost of wood pulp. Non-manufacturing expenses declined due to changes in currency exchange rates and timing differences in spending. Per ton wood pulp cost decreases compared with the prior year favorably impacted operating profit by $4.3 million in the three month period. These favorable effects were partially offset by lower average selling prices in both France and the U.S. Changes in currency exchange rates had a nominal impact on the operating profit change.


NON-OPERATING EXPENSES

     Interest expense decreased by $0.4 million in the three month period ended March 31, 1997 compared with the corresponding period of the preceding year. The decrease was primarily due to lower interest rates in France in the current year period.


INCOME TAXES

     The effective income tax rates for the three month periods ended March 31, 1997 and 1996 were 37.3 percent and 38.0 percent, respectively.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS  (Continued)



LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations, the amount attributable to changes in operating working capital, and the amount of cash used for capital expenditures for the three months ended March 31, 1997 and 1996 were as follows:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       (U.S. $in millions)
                                                         1997        1996
                                                         ----        ----
Net cash provided by (used in) operations ........     $ (0.2)      $ 8.8
Increase in operating working capital ............      (19.1)       (7.5)

Capital expenditures .............................        5.7         9.0


     The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. The Company's net cash provided by operations decreased from $8.8 million for the three months ended March 31, 1996 to a use of cash of $0.2 million for the three months ended March 31, 1997. Changes in operating working capital contributed unfavorably to cash flow in both three month periods, but to a much greater extent in the 1997 period. Changes in operating working capital in the 1997 period consisted primarily of a decrease in accounts payable, mainly associated with payments for capital expenditures and capitalized software costs included in accounts payable at December 31, 1996, and an increase in accounts receivable mainly due to higher March 1997 sales compared with sales in December 1996 and the timing of collections from certain customers.

     More than one-half of the Company's assets and liabilities are outside the United States, substantially all in France. The balance sheets of the Company's foreign subsidiaries are translated at period-end currency exchange rates, and the differences from historical exchange rates are reflected in stockholders' equity as unrealized currency translation adjustments. As a result of the strengthening U.S. dollar during the first three months of 1997 against other currencies, particularly the French franc, the Company's consolidated total assets and liabilities declined by approximately five percent as of March 31, 1997 compared with December 31, 1996.

     Capital spending for the three months ended March 31, 1997 was less than the level of capital spending of the same period of the prior year. Capital spending for the three months ended March 31, 1997 included $1.3 million toward the new $24 million long fiber paper machine in France, $0.9 million toward upgrading the flax pulping operations at the Spotswood mill, and $0.7 million toward upgrades to a paper machine at the Ancram mill. In addition to capital spending, the Company incurred, and deferred on the balance sheet, additional software development costs of $1.6 million in the three month period ended March 31, 1997, toward new company-wide integrated computer systems that will replace the currently used Kimberly-Clark systems.

     During March 1997, the Quimperle, France mill successfully started up the new long fiber paper machine. This machine will add approximately 6,000 metric tons of annual capacity for the production of long fiber products such as highly porous tobacco-related papers, alkaline battery separator paper, liners for vacuum cleaner bags, and overlay papers.

                    SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                          OF OPERATIONS  (Continued)



     On April 24, 1997, the Board of Directors declared a quarterly cash dividend of fifteen cents ($.15) per share of common stock. The dividend will be payable on June 9, 1997 to stockholders of record on May 12, 1997.

     Also on April 24, 1997, the Board of Directors authorized a program to permit the repurchase of the Company's common stock through December 31, 1998 in an aggregate amount not to exceed $20 million. This will provide the Company with flexibility in the event other timely strategic investments are not available.

     The Company's ongoing requirements for cash consist principally of amounts required for capital expenditures, the new company-wide integrated computer systems, stockholder dividends and working capital. Other than expenditures associated with environmental matters (see Note 6 of the Notes to Unaudited Consolidated Financial Statements) and other capital projects mentioned in the Outlook section below, the Company had no material outstanding commitments as of March 31, 1997. The principal sources of cash are expected to be cash flow from operations and borrowings from commercial banks.

     The Company believes its cash flow from operations, together with borrowings available under its revolving credit facilities, will be sufficient to fund its ongoing cash requirements.


NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which will be effective for the Company's 1997 annual financial statements, with earlier adoption prohibited. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and makes the computation comparable to international standards. SFAS No. 128 replaces the presentation of "primary" EPS with a presentation of "basic" EPS. The new standard also requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all companies with complex capital structures. The Company will adopt SFAS No. 128 in the Company's 1997 Annual Report to Stockholders and, as required, will restate all previously reported EPS data presented. The Company's computation of "basic" EPS will be the same as EPS previously reported and currently calculated. The Company's "diluted" EPS amounts for current and previously reported periods are not expected to be materially different than "basic" EPS amounts.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                         OF OPERATIONS  (Continued)



OUTLOOK

     During the remainder of 1997, the Company expects to benefit from growth in sales volumes, reflecting increased demand for the Company's products, and from improved mill operations as a result of capital projects. The per ton cost of wood pulp remained relatively stable through the first quarter of 1997 as it did during the second half of 1996. The Company does not expect significant increases or decreases in the per ton cost of wood pulp during the remainder of 1997. Additionally, the Company's customers in the U.S. traditionally reduce their operating schedules around holidays during the third and fourth quarters, which could soften the demand for the Company's products and allow for additional maintenance and capital work.

     The Company expects capital spending for 1997 to be less than that of 1996, but still higher than the historical average. Capital spending for 1997 is estimated at approximately $35 million, focused primarily on internal capacity expansion, cost reduction opportunities and upgrades to environmental treatment facilities. In addition, the Company expects to incur approximately $10 million of software development costs in 1997, which will be deferred on the balance sheet until such systems are placed in service beginning in 1998.

     Certain comments contained herein concerning the business outlook and anticipated financial results of the Company constitute forward-looking statements and are based upon management's expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the Company's results will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates.

                          PART II - OTHER INFORMATION


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.


(a)  Exhibits:

      11. The following statement is filed as an exhibit to Part I of this Form 10-Q:

           The net income per common share computations included in the Consolidated Statements of Income in Part 1, Item 1, of this Form 10-Q are based on the average number of shares of common stock outstanding. The only "common stock equivalents" or other potentially dilutive securities or agreements (as defined in Accounting Principles Board Opinion No. 15) which were contained in the Company's capital structure during the periods presented were options outstanding under the Company's Equity Participation Plan.

           Alternative computations of "primary" and "fully diluted" net income per common share amounts assume the exercise of outstanding stock options using the "treasury stock method". There is no significant difference between net income per common share presented in Item 1 and net income per common share calculated on a "primary" and "fully diluted" basis for the first three months of 1997 and 1996.

      15. Independent Accountants' Report, dated April 17, 1997 from Deloitte & Touche LLP to Schweitzer-Mauduit International, Inc.

      23.  Independent Accountants' Consent.

      27.  Financial Data Schedule (for SEC use only).


(b)  Reports on Form 8-K:

      (1) The Company filed a Current Report on Form 8-K dated March 10, 1997, which reported the Company's announcement of the start-up of the new long fiber paper machine in Quimperle, France.

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




                             By:  /s/  WAYNE L. GRUNEWALD
                                  ------------------------------
                                  Wayne L. Grunewald
                                  Controller
                                  (principal accounting officer)








May 8, 1997

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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
            to Part I of this Form 10-Q:

            The net income per common share computations included in the Consolidated Statements of Income in Part 1, Item 1, of this Form 10-Q are based on the average number of shares of common stock outstanding. The only "common stock equivalents" or other potentially dilutive securities or agreements (as defined in Accounting Principles Board Opinion No. 15) which were contained in the Company's capital structure during the periods presented were options outstanding under the Company's Equity Participation Plan.

            Alternative computations of "primary" and "fully diluted" net income per common share amounts assume the exercise of outstanding stock options using the "treasury stock method". There is no significant difference between net income per common share presented in Item 1 and net income per common share calculated on a "primary" and "fully diluted" basis for the first three months of 1997 and 1996.

15.    ---  Independent Accountants' Report, dated April 17,
            1997 from Deloitte & Touche LLP to Schweitzer-Mauduit
            International, Inc.

23.    ---  Independent Accountants' Consent.

27.    ---  Financial Data Schedule (for SEC use only).