Form 10-Q
period 1997-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 1997-08-13
CIK 1000623

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from.............to.....................

Commission file number 1-13948

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                  62-1612879
    (State or other jurisdiction of                      (I.R.S.Employer
    incorporation or organization)                       Identification No.)

                           100 NORTH POINT CENTER EAST
                                    SUITE 600
                               ALPHARETTA, GEORGIA
                                   30022-8246
                    (Address of principal executive offices)
                                   (Zip Code)

                                 1-800-514-0186
              (Registrant's telephone number, including area code)

                                     CHANGE
                           FORMER ZIP CODE: 30202-8246

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    ------.     ------.

As of June 30, 1997, 16,056,827 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,              ENDED JUNE 30,
                                                                  --------------------         ------------------
                                                                    1997        1996             1997       1996
                                                                   --------  ---------         --------   --------
Net Sales .....................................................   $   116.3    $ 117.5          $ 229.3    $ 237.3
     Cost of products sold ....................................        82.8       87.7            165.0      178.7
                                                                  ---------    -------          -------    -------
Gross Profit ..................................................        33.5       29.8             64.3       58.6
     Selling expense ..........................................         4.5        4.7              8.7        9.1
     Research expense .........................................         1.6        1.1              3.1        3.1
     General expense ..........................................         4.5        4.2              8.6        8.6
                                                                  ---------    -------          -------    -------
 Operating Profit .............................................        22.9       19.8             43.9       37.8
     Interest expense .........................................        (1.0)      (1.3)            (2.0)      (2.7)
     Other income (expense), net ..............................         0.5        0.1              0.6        0.1
                                                                  ---------    -------          -------    -------
Income Before Income Taxes and Minority Interest ..............        22.4       18.6             42.5       35.2
     Provision for income taxes ...............................         8.3        6.9             15.8       13.2
                                                                  ---------    -------          -------    -------
Income Before Minority Interest ...............................        14.1       11.7             26.7       22.0
     Minority interest in earnings of subsidiary ..............         1.4        1.2              2.7        2.1
                                                                  ---------    -------          -------    -------
Net Income.....................................................   $    12.7    $  10.5          $  24.0    $  19.9
                                                                  =========    =======          =======    =======

Net Income per Common Share ...................................   $     .79    $   .65          $  1.49    $  1.24
                                                                  =========    =======          =======    =======

Cash Dividends Declared per Common Share.......................   $      15    $   .15          $   .30    $   .15
                                                                  =========    =======          =======    =======



            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                                          JUNE 30,         DECEMBER 31,
                                                                                            1997               1996
----------------------------------------------------------------------------------------------------------------------
                                     ASSETS
Current Assets
     Cash and cash equivalents.....................................................    $     22.0            $     30.9
     Accounts receivable...........................................................          60.7                  65.1
     Inventories...................................................................          54.4                  49.2
     Deferred income tax benefits..................................................           3.0                   3.3
     Prepaid expenses..............................................................           4.1                   2.1
                                                                                       ----------            ----------
         Total Current Assets......................................................         144.2                 150.6
                                                                                       ----------            ----------

 Gross Property....................................................................         350.5                 361.0
     Less accumulated depreciation.................................................         164.2                 166.8
                                                                                       ----------            ----------
         Net Property..............................................................         186.3                 194.2
                                                                                       ----------            ----------

Noncurrent Deferred Income Tax Benefits............................................          22.3                  30.2
                                                                                       ----------            ----------

Deferred Charges and Other Assets..................................................           9.5                   5.6
                                                                                       ----------            ----------

Total Assets.......................................................................    $    362.3            $    380.6
                                                                                       ==========            ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Current portion of long-term debt.............................................    $      2.4            $      2.9
     Other short-term debt.........................................................           0.3                   1.3
     Accounts payable..............................................................          35.1                  54.5
     Accrued expenses..............................................................          41.7                  42.5
     Income taxes payable..........................................................           1.0                   0.6
                                                                                       ----------            ----------
         Total Current Liabilities.................................................          80.5                 101.8
                                                                                       ----------            ----------

Long-Term Debt.....................................................................          81.7                  86.6
                                                                                       ----------            ----------
Deferred Income Taxes..............................................................           9.5                   9.5
                                                                                       ----------            ----------
Other Noncurrent Liabilities.......................................................          21.5                  19.7
                                                                                       ----------            ----------
Minority Interest..................................................................           4.4                   7.0
                                                                                       ----------            ----------
Contingencies (See Notes 4, 5 and 6)
Stockholders' Equity
     Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued...            -                     -
        Common Stock -$.10 par value - 100,000,000 shares authorized,
         16,056,827 and 16,052,621 share issued and outstanding at June 30, 1997
         and December 31, 1996, respectively.......................................           l.6                   1.6
     Additional paid-in capital....................................................          60.1                  60.0
     Retained earnings.............................................................          97.0                  77.8
     Unrealized currency translation adjustments...................................           6.0                  16.6
                                                                                       ----------            ----------
         Total Stockholders' Equity................................................         164.7                 156.0
                                                                                       ----------            ----------

Total Liabilities and Stockholders' Equity.........................................    $    362.3            $    380.6
                                                                                       ==========            ==========

            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               U.S. $ IN MILLIONS
                                   (UNAUDITED)

                                                      FOR THE SIX MONTHS
                                                         ENDED JUNE 30,
                                                     -----------------------
                                                        1997           1996
                                                     --------        -------
Operations
     Net income ...................................  $  24.0         $  19.9
     Depreciation .................................      6.9             6.7
     Deferred income tax provision ................      5.0             3.2
     Minority interest in earnings of subsidiary ..      2.7             2.1
     Non-cash utilization of restructuring reserve.       --             4.5
     Other ........................................      1.7             2.0
     Changes in operating working capital .........    (22.6)           (5.6)
                                                     -------         -------
              Cash Provided by Operations .........     17.7            32.8
                                                     -------         -------
Investing
     Capital spending .............................    (11.0)          (19.0)
     Capitalized software costs ...................     (3.2)             -
     Other ........................................     (3.7)           (0.9)
                                                     -------         -------
              Cash Used for Investing .............    (17.9)          (19.9)
                                                     -------         -------
Financing
     Cash dividends paid to SWM stockholders ......     (4.8)           (2.4)
     Cash dividends paid to minority owner ........     (4.5)           (0.9)
     Changes in short-term debt ...................     (1.0)           (0.6)
     Proceeds from issuances of  long-term debt ...      4.8             4.5
     Payments on long-term debt ...................     (3.3)           (4.6)
     Proceeds from issuances of common stock ......      0.1              --
                                                     -------         -------
              Cash Used for Financing .............     (8.7)           (4.0)
                                                     -------         -------

Increase (Decrease) in Cash and Cash Equivalents ..     (8.9)            8.9

Cash and Cash Equivalents at beginning of period ..     30.9             5.9
                                                     -------         -------

Cash and Cash Equivalents at end of period ........  $  22.0         $  14.8
                                                     =======         =======




            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 1.       NATURE OF THE BUSINESS

     Schweitzer-Mauduit International, Inc. ("SWM" or the "Company") is a diversified producer of premium specialty papers and the world's largest supplier of fine papers to the tobacco industry. The Company was formed as a spin-off from Kimberly-Clark Corporation ("Kimberly-Clark") at the close of business on November 30, 1995.

NOTE 2.       BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of SWM and all its majority-owned subsidiaries. All material intercompany and interdivision amounts and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and on the same basis as the audited financial statements included in the Company's 1996 Annual Report to Stockholders. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are generally of a normal recurring nature. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These financial statements should be read in connection with the financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders.

     The average numbers of common shares outstanding used in the calculations of net income per common share for the three and six months ended June 30, 1997 were approximately 16,056,800 and 16,055,600, respectively, and for the three and six months ended June 30, 1996 were approximately 16,051,900 and 16,051,700, respectively.

NOTE 3.       INVENTORIES

     The following schedule details inventories by major class as of June 30, 1997 and December 31, 1996:

                                                              June 30,     December 31,
                                                                1997          1996
                                                              -------      ------------

At the lower of cost on the First-In, First-Out (FIFO)
 and weighted average methods or market:
     Raw materials .......................................    $  18.6        $  19.7
     Work in process .....................................        9.9           10.4
     Finished goods ......................................       23.5           16.3
     Supplies and other ..................................        9.5           10.0
                                                              -------        -------
                                                                 61.5           56.4
Excess of FIFO cost over Last-In,
  First-Out (LIFO) cost ..................................       (7.1)          (7.2)
                                                              -------        -------
       Total .............................................    $  54.4        $  49.2
                                                              =======        =======

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 4.       INCOME TAXES

     The effective income tax rates for the three and six month periods ended June 30, 1997 were 37.1 percent and 37.2 percent, respectively, compared with
37.1 percent and 37.5 percent for the respective corresponding periods of 1996.

     Along with numerous other companies and banks in France, Papeteries de Mauduit S.A. ("PdM"), a French subsidiary of the Company, is subject to a tax claim with respect to its purchase of certain bonds in 1988 which were represented by the two selling banks as carrying specific tax benefits. The French taxing authority is challenging the use by PdM of those benefits. The tax claim against PdM by the French taxing authority is approximately $1.9 as of June 30, 1997, including penalties for "abuse of the law" and late payment. A recent court decision has held that another purchaser of the bonds was not liable for "abuse of the law", thus eliminating that portion of the claim. The amount of penalties related to "abuse of the law" included in the tax claim against PdM is approximately $0.8. If the same decision were applied to the tax claim against PdM, PdM's exposure as of June 30, 1997 would be reduced to approximately $1.1. The Company is vigorously defending the claim based on the merits and has filed claims against each bank on the basis of their misrepresentation of certain facts. The Company's claim against one of the banks was rejected by a trial court in May 1996, and the Company has appealed this decision. The case against the other bank has been briefed, and oral presentations are expected to occur later this year. No reserve has been established for the tax claim against PdM. Based on information currently available, there exists a reasonable possibility of an unfavorable outcome for this claim. Since the claim relates to a period prior to PdM joining the French consolidated tax group, any unfavorable outcome could not be offset with the net operating loss carryforwards of the French consolidated tax group.

NOTE 5.       LEGAL PROCEEDINGS

     On January 31, 1997, James E. McCune on behalf of himself and other "nicotine dependent" West Virginia cigarette smokers filed, in the Circuit Court of Kanawha County, West Virginia, a purported class action against several tobacco companies, industry trade associations and consultants, tobacco wholesalers and cigarette component manufacturers, including Kimberly-Clark, seeking equitable relief and compensatory and punitive damages in an unspecified amount for mental suffering and physical injuries allegedly sustained as a result of having smoked cigarettes. Under the terms of the spin-off agreements with Kimberly-Clark, the Company assumed liability for and agreed to indemnify Kimberly-Clark from litigation arising out of the operations of the Company's businesses, including this case. The nine-count complaint sets forth several theories of liability, including intentional and negligent misrepresentation, negligence, product liability, breach of warranty and conspiracy. Among other things, the complaint alleges that nicotine is an addictive substance, that the tobacco companies, by using reconstituted tobacco, are able to control the precise amount of nicotine in their cigarettes and that LTR Industries, a French subsidiary of the Company, specializes in the reconstitution process to help the tobacco companies control nicotine levels. As a component supplier, the Company believes that it has meritorious defenses to this case, but due to the uncertainties of litigation, the Company cannot predict its outcome. The Company is unable to make a meaningful estimate of the amount or range of loss which could result from an unfavorable outcome of this action. This case has been stayed for at least six months pending consideration of the proposed legislative resolution of pending tobacco litigation announced by the tobacco industry and certain states' Attorneys General. When and if the stay is lifted, the case will be vigorously defended.

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

     Prior to the spin-off, Kimberly-Clark was named a potentially responsible party under the provisions of the U.S. Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, at two waste disposal sites utilized by the Company's Spotswood, New Jersey mill and one site used by the Company's former Mt. Holly Springs, Pennsylvania mill. The Company has assumed Kimberly-Clark's liabilities at these sites but does not believe that any of these proceedings will result in the imposition of monetary sanctions or have a material adverse effect on the Company's business or financial condition.

     The Company assumed responsibility to administer a consent order between Kimberly-Clark and the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee, Massachusetts. The Company is obligated to maintain the integrity of the cover and sample groundwater monitoring wells, in addition to other long-term maintenance responsibilities for this former non-hazardous waste disposal facility. Under the terms of a consent order signed on January 24, 1997 with MDEP resulting from a Comprehensive Site Assessment and a Corrective Action Alternative Assessment ("CAAA") submitted by the Company to MDEP, the Company has until September 10, 1997 to correct a gas migration problem by means of a passive gas venting system, as the Company recommended in its CAAA, at a cost of $0.1. If the passive venting system does not bring the site into compliance by September 10, 1997, the Company must submit to MDEP, no later than December 1, 1997, a revised compliance plan which employs technologies other than passive gas venting. If the site is not in full compliance by February 10, 1998, the Company must then implement, subject to MDEP's possible modification, the compliance plan which it would have submitted. The cost of such a plan could range from $0.3 to $1.5 in addition to an estimated $0.1 for annual operating expenses. No reserve has been established for a revised compliance plan, should such action become necessary.

The Company also assumed Kimberly-Clark's ownership of and responsibility for the Valley Mill Landfill site in Lee, Massachusetts. The landfill was operated by Kimberly-Clark from 1968 to 1969 and was capped in 1970. On December 23, 1996 the Company received a Notice of Responsibility ("Notice") from MDEP under
Section 21E of the Massachusetts Oil and Material Release Prevention and Response Act stating that an electro-magnetic survey ("Survey") performed by a contractor of EPA at the site indicated that buried metallic objects may be present in the subsurface. The Survey was conducted following an anonymous call to MDEP alleging the site contains buried metal drums. The Company has responded preliminarily to the Notice, and has excavated eight test pits which disclosed the presence of general waste and two crushed drums but no hazardous waste. The Company will report the results of its investigation to MDEP. Based on current information, the Company believes that this matter will be closed without the Company incurring any remediation costs.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     Some or all of the Company's U.S. facilities may be subject to revised air emissions and wastewater discharge standards under rules commonly known as the "Cluster Rules". The first phase of the Cluster Rules, proposed by the EPA in 1993, would affect only wastewater discharges from the Ancram, New York and Lee, Massachusetts mills and would require compliance within three years after the issuance of the new rules. The Spotswood mill discharges its effluent to a publicly-owned treatment works. Although the EPA originally indicated that the proposed rules would be finalized in 1996, final rules have not yet been issued. The estimated capital expenditures for compliance with the first phase of the proposed Cluster Rules at the Ancram and Lee mills are between $4 and $7 in the aggregate. However, due to uncertainty concerning applicable requirements under the final Cluster Rules, the Company can give no assurance that this estimate will accurately reflect the actual cost of compliance.

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

     The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France and Canada, including the aforementioned proposed Cluster Rules. For these purposes, the Company anticipates that it will incur approximately $3 in capital expenditures in 1997 and approximately $5 to $7 annually in 1998 and 1999. The major projects included in these estimates include upgrading wastewater treatment facilities at various locations and installation of equipment to treat volatile organic compound emissions in France. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in capacity expansion, quality improvements, capital replacements, productivity improvements, or cost containment projects, and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

NOTE 7.       NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which will be effective for the Company's 1997 annual financial statements. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and makes the computation comparable to international standards. SFAS No. 128 replaces the presentation of "primary" EPS with a presentation of "basic" EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement. The Company will adopt SFAS No. 128 in the Company's 1997 Annual Report to Stockholders and will restate all previously reported EPS data presented. The Company's computation of "basic" EPS will be the same as EPS previously reported and currently calculated. The Company's "diluted" EPS amounts for current and previously reported periods are not expected to be materially different than "basic" EPS amounts.

     In June 1997, the FASB issued two new statements, SFAS No. 130, "Reporting of Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will both be effective no later than for the Company's 1998 Annual Report to Stockholders. These two new statements may affect the Company's financial statement disclosures. The Company is evaluating how and when to implement these new disclosure statements.

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

RESULTS OF OPERATIONS

        By Geography for the three months ended June 30, 1997 and 1996
                             (U.S. $ in millions)

                                                                        % Change      % of Consolidated
                                                                                      -----------------
Net Sales                                     1997         1996     vs. 1996         1997          1996
---------                                    -----         ----     --------         ----          ----
United States ......................      $   51.0     $   52.7        3.2%          43.9%         44.9%
Outside United States...............          66.6         65.7      + 1.4           57.3          55.9
Eliminations........................          (1.3)        (0.9)                     (1.2)         (0.8)
                                          --------     --------                     -----         -----
   Consolidated ....................      $  116.3     $  117.5      - 1.0%         100.0%        100.0%
                                          ========     ========                     =====         =====

                                                       % Change      % of Consolidated     % Return on Sales
                                                                     -----------------     -----------------
Operating Profit                   1997       1996     vs. 1996        1997      1996        1997       1996
----------------                   ----       ----     --------       -----      -----       ----       ----
United States..............    $   8.6     $   7.6     + 13.2%         37.6%      38.4%      16.9%      14.4%
Outside United States......       16.0        13.5     + 18.5          69.9       68.2       24.0       20.5
Unallocated/Eliminations...       (1.7)       (1.3)                    (7.5)      (6.6)
                               -------     -------                    -----      -----
   Consolidated............    $  22.9     $  19.8     + 15.7%        100.0%     100.0%      19.7%      16.9%
                               =======     =======                    =====      =====

                             By Geography for the six months ended June 30, 1997 and 1996
                                                 (U.S. $ in millions)


                                                                                   % of Consolidated
                                                                    % Change      ------------------
Net Sales                                    1997        1996       vs. 1996      1997            1996
---------                                  -------     --------     --------     -----            -----
United States ......................       $ 100.7     $  111.0      - 9.3%       43.9%            46.8%
Outside United States...............         130.3        129.2      + 0.9        56.8             54.4
Eliminations........................          (1.7)        (2.9)                  (0.7)            (1.2)
                                           -------      -------                  -----            -----
   Consolidated ....................       $ 229.3     $  237.3      - 3.4%      100.0%           100.0%
                                           =======      =======                  =====            =====


                                                                     % of Consolidated     % Return on Sales
                                                       % Change      -----------------     -----------------
Operating Profit                1997         1996      vs. 1996       1997        1996       1997       1996
----------------               -------     -------     --------      ------      -----       ----       ----
United States..............    $  16.3     $  15.8     +  3.2%         37.1%      41.8%      16.2%      14.2%
Outside United States......       30.7        24.9     + 23.3          69.9       65.9       23.6       19.3
Unallocated/Eliminations...       (3.1)       (2.9)                    (7.0)      (7.7)
                               -------     -------                   ------      -----
   Consolidated............    $  43.9     $  37.8     + 16.1%        100.0%     100.0%      19.1%      15.9%
                               =======     =======                   ======      =====

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

Net Sales

     Net sales decreased by $1.2 million in the three month period ended June 30, 1997, compared with the corresponding period of the preceding year. The net sales comparison was unfavorably effected $5.8 million by changes in currency exchange rates. Worldwide sales volumes increased by four percent, favorably effecting net sales by $1.7 million. Sales volumes from the French businesses grew by 11 percent for the three month period, primarily due to gains in porous plug wrap and reconstituted tobacco leaf products. Sales volumes declined at the U.S. business unit by five percent for the three month period primarily due to lower export sales by the Company and its domestic customers. Compared with the same three month period of the preceding year, changes in selling prices and sales mix had a favorable effect of $2.9 million. An improved mix of products sold in France resulted in an increased average selling price in France. Average selling prices in the U.S. were essentially unchanged compared with the corresponding period of the preceding year.

     Net sales decreased by $8.0 million in the six month period ended June 30, 1997, compared with the corresponding period of the preceding year. The net sales comparison was unfavorably effected $10.0 million by changes in currency exchange rates. Exiting the reconstituted tobacco leaf ("RTL") product line in the U.S. at the beginning of the second quarter of 1996 also unfavorably effected the net sales comparison for the six month period by $2.9 million. Excluding the U.S. RTL sales volumes of the first quarter of 1996, worldwide sales volumes increased in the six month period by five percent, favorably effecting net sales by $6.7 million. Sales volumes from the French businesses grew by 13 percent for the six month period, primarily due to gains in porous plug wrap and reconstituted tobacco leaf products. Excluding the first quarter of 1996 RTL volumes in the U.S., sales volumes declined at the U.S. business unit by five percent for the six month period primarily due to lower export sales of cigarette paper. Compared with the same six month period of the preceding year, changes in selling prices and sales mix had an unfavorable effect of $1.8 million. Average selling prices in France were essentially unchanged. Average selling prices in the U.S. declined primarily because of contractual price reductions related to the decline in the per ton cost of wood pulp.

Operating Profit

     Operating profit improved by $3.1 million in the three month period ended June 30, 1997, compared with the corresponding period of the preceding year. The improvement was primarily a result of the increased sales volumes and an improved mix of products sold in France, and improved mill operations. These favorable effects were partially offset by somewhat higher non-manufacturing expenses, primarily reflecting timing differences in research spending, and changes in currency exchange rates. Changes in currency exchange rates had an unfavorable impact of $0.5 million on the operating profit change in the three month period.

     Operating profit improved by $6.1 million in the six month period ended June 30, 1997, compared with the corresponding period of the preceding year. The improvement was primarily a result of the increased sales volumes in France, improved mill operations and a decline in the per ton cost of wood pulp. Per ton wood pulp cost decreases compared with the prior year favorably impacted operating profit by $4.8 million in the six month period. These favorable effects were partially offset by the lower average selling prices in the U.S. Changes in currency exchange rates had an unfavorable impact of $0.5 million on the operating profit change in the six month period.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)

NON-OPERATING EXPENSES

     Interest expense decreased by $0.3 million and $0.7 million in the three and six month periods ended June 30, 1997, respectively, compared with the corresponding periods of the preceding year. The decreases were primarily due to lower interest rates in France in the current year periods. Other income (expense) consists primarily of interest income and foreign currency transaction gains and losses.

INCOME TAXES

     The effective income tax rates for the three and six month periods ended June 30, 1997 were 37.1 percent and 37.2 percent, respectively, compared with
37.1 percent and 37.5 percent for the respective corresponding periods of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations, the amount attributable to changes in operating working capital, and the amount of cash used for capital expenditures for the six months ended June 30, 1997 and 1996 were as follows:

                                         Six Months Ended June 30,
                                         -------------------------
                                          (U.S. $ in millions)
                                          1997               1996
                                          ----               ----
Net cash provided by operations ......  $ 17.7              $32.8
Increase in operating working capital.   (22.6)              (5.6)

Capital expenditures .................    11.0               19.0

     The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. The Company's net cash provided by operations decreased from $32.8 million for the six months ended June 30, 1996 to $17.7 million for the six months ended June 30, 1997. Changes in operating working capital contributed unfavorably to cash flow in both six month periods, but to a much greater extent in the 1997 period. Changes in operating working capital in the 1997 period consisted primarily of a decrease in accounts payable, mainly associated with payments for capital expenditures and capitalized software costs included in accounts payable at December 31, 1996, and an increase in finished goods inventories in the U.S. business unit in the quarter ended June 1997.

     More than one-half of the Company's assets and liabilities are outside the United States, substantially all in France. The balance sheets of the Company's foreign subsidiaries are translated at period-end currency exchange rates, and the differences from historical exchange rates are reflected in stockholders' equity as unrealized currency translation adjustments. The strengthening of the U.S. dollar against the French franc during the first six months of 1997 caused the Company's consolidated total assets and liabilities to decline by approximately six percent as of June 30, 1997 compared with December 31, 1996.

     Cash provided by operations exceeded the level of capital spending during the first six months of both 1997 and 1996. Capital spending for the six months ended June 30, 1997 included $3.0 million toward the new long fiber paper machine in France, $1.6 million toward upgrades to a paper machine at the Ancram mill, and $1.0 million toward upgrading the flax pulping operations at the Spotswood mill.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

     In addition to capital spending, the Company incurred, and deferred on the balance sheet, additional software development costs of $3.2 million in the six month period ended June 30, 1997, toward new company-wide integrated computer systems that will replace the currently used Kimberly-Clark systems.

     During March 1997, the Quimperle, France mill successfully started up the new long fiber paper machine. This machine adds approximately 6,000 metric tons of annual capacity for the production of porous plug wrap and other long fiber products. The new machine is operating well and is running at near end-of-curve production rates.

     On April 24, 1997, the Board of Directors authorized a program to permit the repurchase of the Company's common stock through December 31, 1998 in an aggregate amount not to exceed $20 million. This will provide the Company flexibility in the event other timely strategic investments are not available. No repurchases of common stock were made as of June 30, 1997.

     On July 24, 1997, the Board of Directors declared a quarterly cash dividend of fifteen cents ($.15) per share of common stock. The dividend will be payable on September 15, 1997 to stockholders of record on August 11, 1997.

     The Company's ongoing requirements for cash consist principally of amounts required for capital expenditures, the new company-wide integrated computer systems, stockholder dividends and working capital. Other than expenditures associated with environmental matters (see Note 6 of the Notes to Unaudited Consolidated Financial Statements) and other capital projects mentioned in the Outlook section below, the Company had no material outstanding commitments as of June 30, 1997. The principal sources of cash are expected to be cash flow from operations and borrowings from commercial banks.

     The Company believes its cash flow from operations, together with borrowings available under its revolving credit facilities, will be sufficient to fund its ongoing cash requirements.

NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which will be effective for the Company's 1997 annual financial statements. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and makes the computation comparable to international standards. SFAS No. 128 replaces the presentation of "primary" EPS with a presentation of "basic" EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement. The Company will adopt SFAS No. 128 in the Company's 1997 Annual Report to Stockholders and will restate all previously reported EPS data presented. The Company's computation of "basic" EPS will be the same as EPS previously reported and currently calculated. The Company's "diluted" EPS amounts for current and previously reported periods are not expected to be materially different than "basic" EPS amounts.

     In June 1997, the FASB issued two new statements, SFAS No. 130, "Reporting of Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will both be effective no later than for the Company's 1998 Annual Report to Stockholders. These two new statements may affect the Company's financial statement disclosures. The Company is evaluating how and when to implement these new disclosure statements.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)

OUTLOOK

     During the remainder of 1997, the Company expects to continue to benefit from growth in sales volumes of the French business unit, compared to the respective prior year periods, reflecting increased demand for the Company's products, and from improved mill operations as a result of recently implemented capital projects. The per ton cost of wood pulp remained relatively stable through the first half of 1997 as it did during the second half of 1996. The per ton cost of wood pulp may increase in the second half of 1997. The direction of the domestic cigarette market is unclear at this time, given the potential tobacco litigation settlement and the impact of continuing adverse publicity. Additionally, the Company's customers in the U.S. traditionally reduce their operating schedules around holidays during the third and fourth quarters, which could soften the demand for the Company's products and allow for additional maintenance and capital work. As a result, earnings in the third and fourth quarters are not expected to be as strong as in the second quarter.

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

                           PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS

                  The Company's Annual Meeting of Stockholders was held on Thursday, April 24, 1997, at which the following matter was submitted to a vote as had been indicated in the Company's proxy statement mailed on or about March 19, 1997:

                      Three nominees, Mr. K.C. Caldabaugh, Mr. Jean-Pierre
                      Le Hetet and Mr. Richard D. Jackson were elected as Class II Directors to serve a three-year term expiring at the 2000 Annual Meeting of Stockholders. Other Directors continuing in office are:

                           Mr. Wayne H. Deitrich, Mr. Leonard J. Kujawa and
                               Mr. Larry B. Stillman Class III Directors whose terms will expire at the 1998 Annual Meeting of Stockholders, and

                           Ms. Claire L. Arnold and Mr. Laurent G. Chambaz
                               Class I Directors whose terms will expire at the 1999 Annual Meeting of Stockholders.

                      The results of the voting of stockholders were as follows:

                                                                                                  Broker
                                 For            Against         Withheld       Abstentions       Non-Votes
                                 ---            -------         --------       -----------       ---------
Director: Mr. Caldabaugh        13,939,185         -              30,759            -                -

Director: Mr. Le Hetet          13,937,174         -              32,770            -                -

Director: Mr. Jackson           13,939,588         -              30,356            -                -


ITEM 5.           OTHER INFORMATION

                  During the second quarter of 1997, a new five-year labor agreement was concluded at the Spotswood mill, the Company's largest U.S. facility. Wage rate increases will be three percent per year. Several changes were also made to benefits programs and to improve work practices that will help the Company control its total labor-related costs.

                  The labor agreement for the Lee mills was to expire July 31, 1997. The union membership voted to reject the agreement negotiated by union and Company representatives and a strike vote was passed. The existing labor agreement has been extended by mutual written agreement while negotiations continue between the union and the Company. In accordance with the agreement, employees are continuing to work during the extension period.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

         10.  Amendment No. 3 to Philip Morris Supply Agreement.

         11. The following statement is filed as an exhibit to Part I of this Form 10-Q:

              The net income per common share computations included in the Consolidated Statements of Income in Part I, Item 1, of this Form 10-Q are based on the average number of shares of common stock outstanding. The only "common stock equivalents" or other potentially dilutive securities or agreements (as defined in Accounting Principles Board Opinion No. 15) which were contained in the Company's capital structure during the periods presented were options outstanding under the Company's Equity Participation Plan.

              Alternative computations of "primary" and "fully diluted" net income per common share amounts assume the exercise of outstanding stock options using the "treasury stock method". There is no significant difference between net income per common share presented in Item 1 and net income per common share calculated on a "primary" and "fully diluted" basis for the three and six month periods ended June 30, 1997 and 1996.

         15. Independent Accountants' Report, dated July 18, 1997 from Deloitte & Touche LLP to Schweitzer-Mauduit International, Inc.

         23.   Independent Accountants' Consent.

         27.  Financial Data Schedule (for SEC use only).

(b)   Reports on Form 8-K:

         (1) The Company filed a Current Report on Form 8-K dated April 24, 1997, which reported the Company's announcement of the Board of Directors' authorization of the repurchase of shares of the Company's common stock during the period of April 24, 1997 through December 31, 1998 in an amount not to exceed $20 million.

         (2) The Company filed a Current Report on Form 8-K dated June 26, 1997, which reported a six month extension to December 31, 1999 of the fine papers Supply Agreement between the Company and Philip Morris - U.S.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Schweitzer-Mauduit International, Inc.
                                                 (Registrant)


                                      By:   /s/  PAUL C. ROBERTS
                                         --------------------------------------
                                            Paul C. Roberts
                                            Chief Financial Officer and
                                            Treasurer
                                            (duly authorized officer and
                                            principal financial officer)

                                      By:   /s/  WAYNE L. GRUNEWALD
                                         --------------------------------------
                                            Wayne L. Grunewald
                                            Controller
                                            (principal accounting officer)

August 11, 1997

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                INDEX TO EXHIBITS

                                                                                         SEQUENTIALLY
EXHIBIT                                                                                    NUMBERED
NUMBER                                     DESCRIPTION                                       PAGE
------                                     -----------                                       ----
10.            --- Amendment No. 3 to Philip Morris Supply Agreement.

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

                   Alternative computations of "primary" and "fully diluted" net income per common share amounts assume the exercise of outstanding stock options using the "treasury stock method".
                   There is no significant difference between net income per common share presented in Item 1 and net income per common share calculated on a "primary" and "fully diluted" basis for the three and six month periods ended June 30, 1997 and 1996.

15.            --- Independent Accountants' Report, dated July 18, 1997 from
                   Deloitte & Touche LLP to Schweitzer-Mauduit International,
                   Inc.

23.            --- Independent Accountants' Consent.

27.            --- Financial Data Schedule (for SEC use only).