Form 10-Q
period 1997-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 1997-10-23
CIK 1000623

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

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

Yes  X.  No    .
    ----   ----

As of September 30, 1997, 16,065,203 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)


                                                             FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                          ---------------------------  ----------------------------
                                                             1997           1996          1997            1996
                                                            -----          -----          ----            ----
Net Sales.................................................$   113.4      $   118.5      $   342.7       $  355.8
     Cost of products sold................................     83.1           89.9          248.1          268.6
                                                          ---------      ---------      ---------       --------
Gross Profit..............................................     30.3           28.6           94.6           87.2
     Selling expense......................................      4.3            4.6           13.0           13.7
     Research expense.....................................      1.6            1.3            4.7            4.4
     General expense......................................      3.8            3.9           12.4           12.5
                                                          ---------      ---------      ---------       --------
Operating Profit..........................................     20.6           18.8           64.5           56.6
     Interest expense.....................................     (1.1)          (1.4)          (3.1)          (4.1)
     Other income (expense), net..........................      0.6            0.3            1.2            0.4
                                                          ---------      ---------      ---------       --------
Income Before Income Taxes and Minority Interest..........     20.1           17.7           62.6           52.9
     Provision for income taxes...........................      7.4            6.6           23.2           19.8
                                                           --------      ---------      ---------       --------
Income Before Minority Interest...........................     12.7           11.1           39.4           33.1
     Minority interest in earnings of subsidiary..........      1.5            1.3            4.2            3.4
                                                          ---------      ---------      ---------       --------
Net Income................................................$    11.2      $     9.8      $    35.2       $   29.7
                                                          =========      =========      =========       ========

Net Income per Common Share...............................$     .70      $     .61      $    2.19       $   1.85
                                                          =========      =========      =========       ========

Cash Dividends Declared per Common Share..................$     .15      $     .15      $     .45       $    .30
                                                          =========      =========      =========       ========


            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)


                                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                                         1997                   1996

----------------------------------------------------------------------------------------------------------------------------------

                                     ASSETS
Current Assets
     Cash and cash equivalents.....................................................       $  30.6               $  30.9
     Accounts receivable...........................................................          62.4                  65.1
     Inventories...................................................................          59.1                  49.2
     Deferred income tax benefits..................................................           3.0                   3.3
     Prepaid expenses..............................................................           3.8                   2.1
                                                                                          -------               -------
         Total Current Assets......................................................         158.9                 150.6
                                                                                          -------               -------

 Gross Property....................................................................         357.0                 361.0
     Less accumulated depreciation.................................................         166.9                 166.8
                                                                                          -------               -------
         Net Property..............................................................         190.1                 194.2
                                                                                          -------               -------

Noncurrent Deferred Income Tax Benefits............................................          19.0                  30.2
                                                                                          -------               -------

Deferred Charges and Other Assets..................................................          10.9                   5.6
                                                                                          -------               -------

Total Assets.......................................................................       $ 378.9               $ 380.6
                                                                                          =======               =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

     Current portion of long-term debt.............................................       $   2.4               $   2.9
     Other short-term debt.........................................................           0.4                   1.3
     Accounts payable..............................................................          34.3                  54.5
     Accrued expenses..............................................................          46.7                  42.5
     Income taxes payable..........................................................           2.0                   0.6
                                                                                          -------               -------
         Total Current Liabilities.................................................          85.8                 101.8
                                                                                          -------               -------

Long-Term Debt.....................................................................          81.5                  86.6
                                                                                          -------               -------
Deferred Income Taxes..............................................................          10.5                   9.5
                                                                                          -------               -------
Other Noncurrent Liabilities.......................................................          22.0                  19.7
                                                                                          -------               -------
Minority Interest..................................................................           5.9                   7.0
                                                                                          -------               -------
Contingencies (See Notes 4, 5 and 6)
Stockholders' Equity
     Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued...           -                     -
        Common Stock -$.10 par value - 100,000,000 shares authorized,
         16,065,203 and 16,052,621  shares issued and outstanding at September 30,
         1997 and December 31, 1996, respectively..................................           1.6                   l.6
     Additional paid-in capital....................................................          60.3                  60.0
     Retained earnings.............................................................         105.8                  77.8
     Unrealized currency translation adjustments...................................           5.5                  16.6
                                                                                          -------               -------
         Total Stockholders' Equity................................................         173.2                 156.0
                                                                                          -------               -------

Total Liabilities and Stockholders' Equity.........................................       $ 378.9               $ 380.6
                                                                                          =======               =======


            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               U.S. $ IN MILLIONS
                                  (UNAUDITED)

                                                                                 FOR THE NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,
                                                                               ----------------------
                                                                               1997              1996
                                                                               ----              ----
Operations
     Net income..................................................            $  35.2           $  29.7
     Depreciation................................................               10.5              10.0
     Deferred income tax provision...............................                9.0               5.5
     Minority interest in earnings of subsidiary.................                4.2               3.4
     Non-cash utilization of restructuring reserve...............                -                 4.7
     Other.......................................................                2.5               2.2
     Changes in operating working capital........................              (23.5)              4.7
                                                                             -------           -------
              Cash Provided by Operations........................               37.9              60.2
                                                                             -------           -------
Investing
     Capital spending............................................              (19.2)            (28.2)
     Capitalized software costs..................................               (4.8)              -
     Other.......................................................               (3.6)             (1.3)
                                                                             -------           -------
              Cash Used for Investing............................              (27.6)            (29.5)
                                                                             -------           -------
Financing
     Cash dividends paid to SWM stockholders.....................               (7.2)             (4.8)
     Cash dividends paid to minority owner.......................               (4.5)             (0.9)
     Changes in short-term debt..................................               (0.9)             (2.1)
     Proceeds from issuances of  long-term debt..................                5.3               5.2
     Payments on long-term debt..................................               (3.6)             (5.2)
     Proceeds from issuances of common stock.....................                0.3              -
                                                                             -------           -------
              Cash Used for Financing............................              (10.6)             (7.8)
                                                                             -------           -------

Increase (Decrease) in Cash and Cash Equivalents.................               (0.3)             22.9

Cash and Cash Equivalents at beginning of period.................               30.9               5.9
                                                                             -------           -------

Cash and Cash Equivalents at end of period.......................            $  30.6           $  28.8
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

     The average numbers of common shares outstanding used in the calculations of net income per common share for the three and nine months ended September 30, 1997 were approximately 16,062,900 and 16,058,000, respectively, and for the three and nine months ended September 30, 1996 were approximately 16,052,300 and 16,051,900, respectively.

NOTE 3.           INVENTORIES

     The following schedule details inventories by major class as of September 30, 1997 and December 31, 1996:


                                                                     September 30,        December 31,
                                                                         1997                 1996
                                                                     -------------        ------------
At the lower of cost on the First-In, First-Out (FIFO)
  and weighted average methods or market:
     Raw materials ...........................................          $   19.9             $   19.7
     Work in process .........................................               9.9                 10.4
     Finished goods ..........................................              27.0                 16.3
     Supplies and other ......................................               9.9                 10.0
                                                                        --------             --------
                                                                            66.7                 56.4
Excess of FIFO cost over Last-In,
  First-Out (LIFO) cost ......................................              (7.6)                (7.2)
                                                                        --------             --------
       Total .................................................          $   59.1             $   49.2
                                                                        ========             ========

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


NOTE 4.           INCOME TAXES

     The effective income tax rates for the three and nine month periods ended September 30, 1997 were 36.8 percent and 37.1 percent, respectively, compared with 37.3 percent and 37.4 percent for the respective corresponding periods of 1996.

     Along with numerous other companies and banks in France, Papeteries de Mauduit S.A. ("PdM"), a French subsidiary of the Company, is subject to a tax claim with respect to its purchase of certain bonds in 1988 which were represented by the two selling banks as carrying specific tax benefits. The French taxing authority is challenging the use by PdM of those benefits. The tax claim against PdM by the French taxing authority is approximately $1.9 as of September 30, 1997, including penalties for "abuse of the law" and late payment. A recent court decision has held that another purchaser of the bonds was not liable for "abuse of the law", thus eliminating that portion of the claim. The amount of penalties related to "abuse of the law" included in the tax claim against PdM is approximately $0.8. If the same decision were applied to the tax claim against PdM, PdM's exposure as of September 30, 1997 would be reduced to approximately $1.1. The Company is vigorously defending the claim based on the merits and has filed claims against each bank on the basis of their misrepresentation of certain facts. The Company's claim against one of the banks was rejected by a trial court in May 1996, and the Company has appealed this decision. The case against the other bank has been briefed, and oral presentations are expected to occur later this year. No reserve has been established for the tax claim against PdM. Based on information currently available, there exists a reasonable possibility of an unfavorable outcome for this claim. Since the claim relates to a period prior to PdM joining the French consolidated tax group, any unfavorable outcome could not be offset with the net operating loss carryforwards of the French consolidated tax group.

NOTE 5.           LEGAL PROCEEDINGS

     On January 31, 1997, James E. McCune on behalf of himself and other "nicotine dependent" West Virginia cigarette smokers filed, in the Circuit Court of Kanawha County, West Virginia, a purported class action against several tobacco companies, industry trade associations and consultants, tobacco wholesalers and cigarette component manufacturers, including Kimberly-Clark, seeking equitable relief and compensatory and punitive damages in an unspecified amount for mental suffering and physical injuries allegedly sustained as a result of having smoked cigarettes. Under the terms of the spin-off agreements with Kimberly-Clark, the Company assumed liability for and agreed to indemnify Kimberly-Clark from litigation arising out of the operations of the Company's businesses, including this case. The nine-count complaint sets forth several theories of liability, including intentional and negligent misrepresentation, negligence, product liability, breach of warranty and conspiracy. Among other things, the complaint alleges that nicotine is an addictive substance, that the tobacco companies, by using reconstituted tobacco, are able to control the precise amount of nicotine in their cigarettes and that LTR Industries, a French subsidiary of the Company, specializes in the reconstitution process to help the tobacco companies control nicotine levels. As a component supplier, the Company believes that it has meritorious defenses to this case, but due to the uncertainties of litigation, the Company cannot predict its outcome. The Company is unable to make a meaningful estimate of the amount or range of loss which could result from an unfavorable outcome of this action. This case has been stayed (i) for six months from the date of the court's stay in July 1997, (ii) until the proposed legislative resolution of pending tobacco litigation is enacted into law or (iii) until the stay is lifted either for good cause shown or by further order of the court. When and if the stay is lifted, the case will be vigorously defended.

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

     The Company assumed responsibility to administer a consent order between Kimberly-Clark and the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee, Massachusetts. The Company is obligated to maintain the integrity of the cover and sample groundwater monitoring wells, in addition to other long-term maintenance responsibilities for this former non-hazardous waste disposal facility. Under the terms of a consent order signed on January 24, 1997 with MDEP resulting from a Comprehensive Site Assessment and a Corrective Action Alternative Assessment ("CAAA") submitted by the Company to MDEP, the Company had until September 10, 1997 to correct a gas migration problem by means of a passive gas venting system, as the Company recommended in its CAAA. Since the passive venting system did not bring the site into compliance by September 10, 1997, the Company must submit to MDEP, no later than December 1, 1997, a revised compliance plan which employs technologies other than passive gas venting. If the site is not in full compliance by February 10, 1998, the Company must then implement, subject to MDEP's possible modification, the compliance plan which it will have submitted. The estimated total cost of such a plan, including annual operating expenses, is $0.5, which amount has been accrued as of September 30, 1997.

     The Company also assumed Kimberly-Clark's ownership of and responsibility for the Valley Mill Landfill site in Lee, Massachusetts. The landfill was operated by Kimberly-Clark from 1968 to 1969 and was capped in 1970. On December 23, 1996 the Company received a Notice of Responsibility ("Notice") from MDEP under Section 21E of the Massachusetts Oil and Material Release Prevention and Response Act stating that an electro-magnetic survey ("Survey") performed by a contractor of EPA at the site indicated that buried metallic objects may be present in the subsurface. The Survey was conducted following an anonymous call to MDEP alleging the site contains buried metal drums. The Company excavated eight test pits which disclosed the presence of general waste and two crushed drums but no hazardous waste. The Company reported the results of its investigation to MDEP. Based on current information, the Company believes that this matter will be closed without the Company incurring any remediation costs.

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

     The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France and Canada, including the aforementioned proposed Cluster Rules. For these purposes, the Company anticipates that it will incur approximately $3 in capital expenditures in 1997 and approximately $3 to $5 annually in 1998 and 1999. The major projects included in these estimates include upgrading wastewater treatment facilities at various locations and installation of equipment to treat volatile organic compound emissions in France. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in capacity expansion, quality improvements, capital replacements, productivity improvements, or cost containment projects, and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

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

RESULTS OF OPERATIONS

      By Geography for the three months ended September 30, 1997 and 1996
                              (U.S. $ in millions)


                                                                   % Change           % of Consolidated
                                                                                     --------------------
Net Sales                                    1997         1996     vs. 1996          1997            1996
---------                                   -----        -----     --------          ----            ----
United States ......................      $   46.1     $   52.3      - 11.9%         40.7%            44.1%
Outside United States...............          67.0         67.1      -  0.1          59.1             56.6
Eliminations........................           0.3         (0.9)                      0.2             (0.7)
                                          --------     --------                     -----            -----
   Consolidated ....................      $  113.4     $  118.5      -  4.3%        100.0%           100.0%
                                          ========     ========                     =====            =====

                                                        % Change      % of Consolidated     % Return on Sales
Operating Profit                  1997        1996      vs. 1996       1997       1996       1997       1996
----------------                  ----        ----      --------       ----       ----       ----       ----
United States..............   $    4.2     $   5.0     - 16.0%         20.4%      26.6%       9.1%       9.6%
Outside United States......       17.7        15.2     + 16.4          85.9       80.8       26.4       22.7
Unallocated/Eliminations...       (1.3)       (1.4)                    (6.3)      (7.4)
                               -------     -------                    -----      -----
   Consolidated............    $  20.6     $  18.8     +  9.6%        100.0%     100.0%      18.2%      15.9%
                               =======     =======                    =====      =====

                                By Geography for the nine months ended September 30, 1997 and 1996
                                                       (U.S. $ in millions)

                                                                   % Change            % of Consolidated
                                                                                     --------------------
Net Sales                                    1997         1996     vs. 1996          1997            1996
---------                                    ----         ----     --------          ----            ----
United States ......................      $  146.8     $  163.3      - 10.1%         42.8%            45.9%
Outside United States...............         197.3        196.3      +  0.5          57.6             55.2
Eliminations........................          (1.4)        (3.8)                     (0.4)            (1.1)
                                          --------     --------                     -----            -----
   Consolidated ....................      $  342.7     $  355.8      -  3.7%        100.0%           100.0%
                                          ========     ========                     =====            =====
                                                       % Change       % of Consolidated     % Return on Sales
                                                                      -----------------     -----------------
Operating Profit                 1997        1996      vs. 1996        1997       1996       1997       1996
----------------                 ----        ----      --------        ----       ----       ----       ----
United States..............    $  20.5     $  20.8     -  1.4%         31.8%      36.7%      14.0%      12.7%
Outside United States......       48.4        40.1     + 20.7          75.0       70.8       24.5       20.4
Unallocated/Eliminations...       (4.4)       (4.3)                    (6.8)      (7.5)
                               -------     -------                    -----      -----
   Consolidated............    $  64.5     $  56.6     + 14.0%        100.0%     100.0%      18.8%      15.9%
                               =======     =======                    =====      =====


                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

Net Sales

     Net sales decreased by $5.1 million in the three month period ended September 30, 1997, compared with the corresponding period of the preceding year. The net sales comparison was unfavorably effected $8.8 million by changes in currency exchange rates. Worldwide sales volumes increased by three percent, favorably effecting net sales by $2.8 million. Sales volumes from the French businesses grew by 18 percent for the three month period primarily due to gains in porous plug wrap and reconstituted tobacco leaf ("RTL") products. Sales volumes declined at the U.S. business unit by 16 percent for the three month period primarily due to lower export sales by the Company and its domestic customers and inventory reductions by major customers. Compared with the same three month period of the preceding year, changes in selling prices and sales mix had a favorable effect of $0.9 million. An improved mix of products sold in France was more than offset by lower average selling prices in France. Average selling prices in the U.S. improved slightly compared with the corresponding period of the preceding year because of contractual selling price adjustments related to per ton wood pulp costs.

     Net sales decreased by $13.1 million in the nine month period ended September 30, 1997, compared with the corresponding period of the preceding year. The net sales comparison was unfavorably effected $18.8 million by changes in currency exchange rates. Exiting the RTL product line in the U.S. at the beginning of the second quarter of 1996 also unfavorably effected the net sales comparison for the nine month period by $2.9 million. Excluding the U.S. RTL sales volumes of the first quarter of 1996, worldwide sales volumes increased in the nine month period by four percent, favorably effecting net sales by $9.5 million. Sales volumes from the French businesses grew by 14 percent for the nine month period primarily due to gains in porous plug wrap and RTL products. Excluding the first quarter of 1996 RTL volumes in the U.S., sales volumes declined at the U.S. business unit by eight percent for the nine month period primarily due to lower export sales by the Company and its domestic customers and inventory reductions by major customers. Compared with the same nine month period of the preceding year, changes in selling prices and sales mix had an unfavorable effect of $0.9 million. Lower average selling prices more than offset an improved mix of products sold.

Operating Profit

     Operating profit improved by $1.8 million in the three month period ended September 30, 1997, compared with the corresponding period of the preceding year. The improvement was primarily a result of the increased sales volumes in France and improved mill operations. These favorable effects were partially offset by lower U.S. business unit sales volumes and changes in currency exchange rates. Changes in currency exchange rates had an unfavorable impact of $1.1 million on the operating profit change in the three month period.

     Operating profit improved by $7.9 million in the nine month period ended September 30, 1997, compared with the corresponding period of the preceding year. The improvement was primarily a result of the increased sales volumes in France, improved mill operations and a decline in the per ton cost of wood pulp. Per ton wood pulp cost decreases compared with the prior year favorably impacted operating profit by $4.9 million in the nine month period. These favorable effects were partially offset by the lower sales volumes for the U.S business and lower selling prices. Changes in currency exchange rates had an unfavorable impact of $1.6 million on the operating profit change in the nine month period.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

NON-OPERATING EXPENSES

     Interest expense decreased by $0.3 million and $1.0 million in the three and nine month periods ended September 30, 1997, respectively, compared with the corresponding periods of the preceding year. The decreases were primarily due to the impact of currency exchange rates and lower interest rates in France in the current year periods. Other income (expense) consists primarily of interest income and foreign currency transaction gains and losses.

INCOME TAXES

     The effective income tax rates for the three and nine month periods ended September 30, 1997 were 36.8 percent and 37.1 percent, respectively, compared with 37.3 percent and 37.4 percent for the respective corresponding periods of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations, the amount attributable to changes in operating working capital, and the amount of cash used for capital expenditures and capitalized software costs for the nine months ended September 30, 1997 and 1996 were as follows:


                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                       (U.S. $ in millions)

                                                                                      1997               1996
                                                                                      ----               ----
Net cash provided by operations.................................................... $ 37.9              $ 60.2
(Increase) Decrease in operating working capital...................................  (23.5)                4.7

Capital expenditures...............................................................   19.2                28.2
Capitalized software costs.........................................................    4.8                   -


     The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. The Company's net cash provided by operations decreased from $60.2 million for the nine months ended September 30, 1996 to $37.9 million for the nine months ended September 30, 1997, primarily as a result of changes in operating working capital. Changes in operating working capital contributed unfavorably to cash flow in the 1997 period by $23.5 million primarily due to a decrease in accounts payable, mainly associated with 1997 payments for capital expenditures and capitalized software costs included in accounts payable at December 31, 1996, and an increase in finished goods inventories in the U.S. business unit in the second and third quarters of 1997.

     More than one-half of the Company's assets and liabilities are outside the United States, substantially all in France. The balance sheets of the Company's foreign subsidiaries are translated at period-end currency exchange rates, and the differences from historical exchange rates are reflected in stockholders' equity as unrealized currency translation adjustments. The strengthening of the U.S. dollar against the French franc during the first nine months of 1997 caused the Company's consolidated total assets and liabilities to decline by approximately seven percent as of September 30, 1997 compared with December 31, 1996.

     Cash provided by operations exceeded the level of capital spending during the first nine months of both 1997 and 1996. Capital spending for the nine months ended September 30, 1997 included $3.1 million toward the new long fiber paper machine in France, $2.0 million toward upgrades to a paper machine at the Ancram mill, and $1.0 million toward upgrading the flax pulping operations at the Spotswood mill.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

     In addition to capital spending, the Company incurred, and deferred on the balance sheet, additional software development costs of $4.8 million in the nine month period ended September 30, 1997, toward new company-wide integrated computer systems. These computer systems will replace the currently used Kimberly-Clark systems and ensure the Company's computer systems are able to handle the change to the year 2000.

     During March 1997, the Quimperle, France mill successfully started up the new long fiber paper machine. This machine adds approximately 6,000 metric tons of annual capacity for the production of porous plug wrap and other long fiber products. The new machine continues to operate well and is now running at above end-of-curve production rates.

     On April 24, 1997, the Board of Directors authorized a program to permit the repurchase of the Company's common stock through December 31, 1998 in an aggregate amount not to exceed $20 million. This will provide the Company flexibility in the event other timely strategic investments are not available. No repurchases of common stock were made as of September 30, 1997.

     On October 23, 1997, the Board of Directors declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on December 8, 1997 to stockholders of record on November 10, 1997.

     The Company's ongoing requirements for cash consist principally of amounts required for capital expenditures, the new company-wide integrated computer systems, stockholder dividends and working capital. Other than expenditures associated with environmental matters (see Note 6 of the Notes to Unaudited Consolidated Financial Statements) and other capital projects mentioned in the Outlook section below, the Company had no material outstanding commitments as of September 30, 1997. The principal sources of cash are expected to be cash flow from operations and borrowings from commercial banks.

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

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

OUTLOOK

     During the remainder of 1997, the Company expects to continue to benefit from growth in sales volumes of the French business unit, compared to the respective prior year period, reflecting increased demand for the Company's products, and from improved mill operations as a result of recently implemented capital projects. The per ton cost of wood pulp remained relatively stable through the first nine months of 1997 as it did during the second half of 1996. The fourth quarter is not expected to be materially impacted by the year-to-year per ton cost of wood pulp comparison. The direction of the domestic cigarette market is unclear at this time, given the potential tobacco litigation settlement and the impact of continuing adverse publicity. The Company's customers in the U.S. traditionally reduce their operating schedules around holidays in the fourth quarter, which could soften demand for the Company's products and allow for additional maintenance and capital work. Additionally, the Company's U.S. customers indicate weakness in export sales is continuing and that adjustments are being made in their raw material inventory levels. As a result, the U.S. business unit will take selective machine downtime in the fourth quarter to help reduce U.S. inventory levels. Therefore, earnings in the fourth quarter are not expected to be as strong as in the first three quarters of 1997, as was also the case in 1995 and 1996.

     The Company expects capital spending for 1997 to be less than that of 1996, but still higher than the historical average. Capital spending for 1997 is estimated at approximately $35 million, focused primarily on internal capacity expansion, cost reduction opportunities and upgrades to environmental treatment facilities. In addition, the Company expects to incur approximately $8 to $10 million of software development costs in 1997, which will be deferred on the balance sheet until such systems are placed in service, beginning in early 1998 for the U.S. portion and estimated to begin in 1999 for the French portion.

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

                          PART II - OTHER INFORMATION

ITEM 5.           OTHER INFORMATION

                  During the third quarter of 1997, a new five-year labor agreement was concluded at the Lee mills, the Company's second largest U.S. facility. Wage rate increases will be three percent per year. Several changes were also made to benefits programs that will help the Company control its total labor-related costs.

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

         Alternative computations of "primary" and "fully diluted" net income per common share amounts assume the exercise of outstanding stock options using the "treasury stock method". There is no significant difference between net income per common share presented in Item 1 and net income per common share calculated on a "primary" and "fully diluted" basis for the three and nine month periods ended September 30, 1997 and 1996.

    15. Independent Accountants' Report, dated October 17, 1997 from Deloitte & Touche LLP to Schweitzer-Mauduit International, Inc.

    23.  Independent Accountants' Consent.

    27.  Financial Data Schedule (for SEC use only).

(b)   Reports on Form 8-K:

         (1) The Company filed a Current Report on Form 8-K dated July 9, 1997, which reported the Company's announcement, prior to the release of its second quarter earnings, that earnings were expected to exceed analysts' estimates.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Schweitzer-Mauduit International, Inc.
                                         (Registrant)

                             By:  /s/  PAUL C. ROBERTS
                                  ---------------------------------
                                       Paul C. Roberts
                                       Chief Financial Officer and
                                       Treasurer
                                       (duly authorized officer and
                                       principal financial officer)

                             By:  /s/  WAYNE L. GRUNEWALD
                                  -----------------------------------
                                       Wayne L. Grunewald
                                       Controller
                                       (principal accounting officer)

October 23, 1997

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                  Alternative computations of "primary" and "fully diluted" net income per common share amounts assume the exercise of outstanding stock options using the "treasury stock method".
                  There is no significant difference between net income per common share presented in Item 1 and net income per common share calculated on a "primary" and "fully diluted" basis for the three and nine month periods ended September 30, 1997 and 1996.

15.          ---  Independent Accountants' Report, dated October 17, 1997 from
                  Deloitte & Touche LLP to Schweitzer-Mauduit International, Inc.

23.          ---  Independent Accountants' Consent.

27.          ---  Financial Data Schedule (for SEC use only).
