Form 10-K
period 1997-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 1998-03-06
CIK 1000623

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                         OR
   [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                           FOR THE TRANSITION PERIOD FROM     TO


                         COMMISSION FILE NUMBER 1-13948
                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                62-1612879
            (State or other jurisdiction of                                  (I.R.S. Employer
             incorporation or organization)                                Identification No.)

         100 NORTH POINT CENTER EAST, SUITE 600                                 30022-8246
                  ALPHARETTA, GEORGIA                                           (Zip Code)
        (Address of principal executive offices)

                                 1-800-514-0186
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                  TITLE OF EACH CLASS:                          NAME OF EACH EXCHANGE ON WHICH REGISTERED:
                  --------------------                          ------------------------------------------
 Common stock, par value $.10 per share (together with                New York Stock Exchange, Inc.
      associated preferred stock purchase rights)

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
                                              ----     ----
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

    As of December 31, 1997, 16,065,443 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding, and the aggregate market value of the common stock on such date (based on the closing price of these shares on the New York Stock Exchange) held by non-affiliates was approximately $598 million.

                                  (Continued)

                      DOCUMENTS INCORPORATED BY REFERENCE

    Schweitzer-Mauduit International, Inc.'s 1998 Proxy Statement, filed with the Commission dated March 13, 1998, contains certain of the information required in this Form 10-K, and portions of that document are incorporated by reference herein from the applicable sections thereof. The following chart identifies the sections of this Form 10-K which incorporate by reference portions of the Company's 1998 Proxy Statement. The Items of this Form 10-K, where applicable, specify which portions of such document are incorporated by reference. The portions of such document that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.

DOCUMENT OF WHICH PORTIONS                                    ITEMS OF THIS FORM 10-K
ARE INCORPORATED BY REFERENCE                                 IN WHICH INCORPORATED
-----------------------------                                 -----------------------
1998 Proxy Statement                                          Part III
                                                              Item 10. Directors and Executive Officers of the
                                                                       Registrant
                                                              Item 11. Executive Compensation
                                                              Item 12. Security Ownership of Certain Beneficial
                                                                       Owners and Management
                                                              Item 13. Certain Relationships and Related
                                                                       Transactions

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

     Schweitzer-Mauduit International, Inc. ("SWM") was incorporated in Delaware on August 21, 1995 as a wholly-owned subsidiary of Kimberly-Clark Corporation ("Kimberly-Clark") for the purpose of effectuating the tax-free spin-off of Kimberly-Clark's U.S., French and Canadian business operations that manufacture and sell tobacco-related papers and other specialty paper products (the "Businesses"). Pursuant to a distribution agreement dated October 23, 1995, Kimberly-Clark agreed to distribute in the form of a dividend to its stockholders all of the common stock of SWM and on November 30, 1995, each Kimberly-Clark stockholder of record on November 13, 1995 received one share of SWM common stock for every ten shares of Kimberly-Clark common stock held on the date of record (the "Distribution"). As a result of the Distribution, SWM became an independent public company. (As used herein the Company means SWM and/or one or more of its several subsidiaries, as determined by the context.)

     Financial information about foreign and domestic operations, contained under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" appearing in Part II, Item 7 herein and in Note 15 to Consolidated Financial Statements contained in "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" appearing in Part II, Item 8 herein, are incorporated in this Item 1 by reference.

DESCRIPTION OF THE BUSINESS

     GENERAL. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products, which comprised 94 percent of the Company's 1997 net sales, include cigarette, tipping and plug wrap papers used to wrap various parts of a cigarette ("Cigarette Papers"), reconstituted tobacco wrappers and binders for cigars, and reconstituted tobacco leaf ("RTL") for use as filler in cigarettes and cigars. These products are sold directly to the major tobacco companies or their designated converters in North America, Western Europe, China, and elsewhere.

     Non-tobacco industry products accounted for six to seven percent of the Company's net sales in 1997, 1996 and 1995. These products included drinking straw wrap, lightweight printing papers, tea bag, coffee and other filter papers, battery separator paper and other specialized papers primarily for the North American and Western European markets. These products are generally sold directly to converters and other end-users. In 1996, the Company phased out its U.S. production of tea bag and coffee filter papers to focus on its core market growth opportunities.

     PRODUCTS. Each of the three principal types of paper used in cigarettes -- cigarette, tipping and plug wrap papers -- serves a distinct purpose in the function of a cigarette.

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

     Reconstituted tobacco is used by manufacturers of cigarettes, cigars and other tobacco products primarily as a filler that is blended with virgin tobacco in order to utilize otherwise wasted parts of the tobacco leaf. The Company currently produces reconstituted tobacco in two forms: leaf in France and wrapper and binder in the U.S. The Company exited the RTL product line in the U.S. at the beginning of the second quarter of 1996. (See "Markets and Customers" below.) The Company's decision to exit the U.S. RTL business has not impacted its U.S. wrapper and binder business, its RTL business in France, or the Company's commitment to reconstituted tobacco worldwide. During the fourth quarter of 1997, the U.S. RTL production line was restarted for an undetermined period of time to support the growth of the French RTL business while alternatives for additional capacity are being considered.

     MARKETS AND CUSTOMERS. The Company's U.S. business primarily supplies customers in North America, but also has substantial sales in South America and Japan. The customer base for the U.S. operations consists of most of the major, and many of the smaller, cigarette manufacturers in North America, several cigar manufacturers and approximately 70 manufacturers in 30 countries outside North America. The Company's French operations rely predominantly on worldwide exports, primarily to Western Europe, China, Eastern Europe and the Commonwealth of Independent States, and, in lesser but substantial amounts, to Asia other than China, Africa, the Middle East and Australia. The customer base for the French operations consists of a diverse group of approximately 180 customers in 88 countries. Customers of both units include international tobacco companies, regional tobacco manufacturers and government monopolies.

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

     LTR Industries, S.A. ("LTRI") is a 72-percent owned subsidiary of the Company which manufactures RTL in France. LTRI's three largest customers for RTL are Tekel, Philip Morris, and Rothmans Companies in Europe, each representing 10 percent or more of LTRI's sales volumes.

     In December 1995, the Company made the decision to exit the U.S. RTL business because of the loss of its two largest RTL customers in the U.S. and ceased operations early in the second quarter of 1996. (See discussion regarding the financial impact of this decision under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" appearing in Part II, Item 7 herein.)

     PHILIP MORRIS SUPPLY AGREEMENT. In 1992, Philip Morris decided to form strategic supply arrangements with some of its U.S. suppliers. With respect to Cigarette Papers, the Company's U.S. unit was chosen to be the single source of supply to Philip Morris' U.S. operations. The initial five year term of the supply agreement (the "Supply Agreement") would have ended on December 31, 1997, but, as part of the assignment of the Supply Agreement from Kimberly-Clark to SWM, Philip Morris and SWM agreed to extend the initial term of the Supply Agreement until December 31, 1998. By its terms, the Supply Agreement automatically renews for successive terms of three years each unless either party gives notice of non-renewal 24 months before the end of the then current term. On December 20, 1996, the Company announced that Philip Morris and the Company had agreed to extend the initial term of the Supply Agreement for an additional six months until June 30, 1999, and, subsequently, the two companies have twice more agreed to extend the initial term of the Supply Agreement until March 31, 2000, thereby extending the December 31, 1996 deadline for notice of non-renewal to March 31, 1998. The extensions were intended to allow both parties additional time to reach agreement on changes to the Supply Agreement which will make it acceptable to both parties. The Company has no reason to believe that the Supply Agreement will not be renewed but can give no assurances that it will be so renewed. While the Company has no reason to believe that it would lose Philip Morris as a customer in the U.S., such loss would have a material adverse effect on the Company.

     EMPLOYEE AND LABOR RELATIONS. As of December 31, 1997, the Company had approximately 2,465 regular full-time active employees of whom approximately 760 hourly employees and 315 salaried employees were located in the U.S. and Canada, and approximately 855 hourly employees and 535 salaried employees were located in France.

     North American Operations -- Hourly employees at the Lee, Massachusetts, Spotswood, New Jersey and Ancram, New York mills are represented by locals of the United Paperworkers International Union. During 1997, new five-year collective bargaining agreements were reached at the Spotswood and Lee mills. The current five-year collective bargaining agreements expire at the Spotswood mill on June 15, 2002, at the Lee mills on August 1, 2002, and at the Ancram mill on September 30, 1998. There have been no strikes or work stoppages at any of these locations for approximately 18 years and the Company believes employee and union relations are positive.

     The fiber operations of the Company's Canadian subsidiary are non-union. The Company believes that employee relations are positive.

     French Operations -- Hourly employees at the mills of the Company's subsidiaries in Quimperle, Malaucene, and Spay, France are union represented. During 1996, these subsidiaries entered into new collective bargaining agreements at Quimperle and Malaucene which expired on December 31, 1997. During February 1997, a new collective bargaining agreement was entered into at Spay which expired on February 24, 1998. The French subsidiaries are in the process of negotiating new contracts at all three mills. Over the years, there have been intermittent work stoppages lasting from a few hours to several days. The Company believes that, overall, employee relations are positive and comparable to similar French manufacturing operations.

     RAW MATERIALS. Wood pulp is the primary fiber used in the Company's operations. These operations consumed approximately 71,000 and 65,000 metric tons of wood pulp in 1997 and 1996, respectively, all of which was purchased. Company operations also use other cellulose fibers, the most significant of which are in the form of flax fiber and tobacco stems and scraps, as the primary raw materials for the Company's paper and reconstituted tobacco products. While tobacco stems and scraps are generally the property of the cigarette manufacturer for whom the reconstitution is contracted, the Company and LTRI do purchase some tobacco materials for use in the production of RTL and wrapper and binder products.

     Flax straw is purchased and subsequently processed into flax tow at processing facilities in Canada and France. The flax tow is then converted into flax pulp at pulping facilities in the U.S. and France. Flax tow and flax pulp are also purchased externally but these purchases only represent approximately 20 percent of the flax pulp currently consumed by the Company's U.S. and French operations.

     Certain specialty papers are manufactured with other cellulose fibers such as abaca and sisal fibers and small amounts of secondary and recycled fibers. All of these secondary and recycled fibers are purchased.

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

     COMPETITION. The Company, together with its subsidiaries, is the leading producer of Cigarette Papers in the world. It also is the leading independent producer of RTL for use in cigarettes. The Company does not sell its products directly to consumers or advertise its products in consumer media. The specialized nature of these tobacco-related papers requires research and development capability to develop them and special papermaking equipment and skills to meet exacting customer specifications. These factors have limited the number of competitors in each of the tobacco-related paper categories discussed separately below.

     Cigarette Paper -- Management believes that the Company has an estimated 58 percent share of the U.S. and Canadian cigarette paper markets. The Ecusta division of P.H. Glatfelter Company ("Ecusta") is the Company's major competitor in the sale of cigarette paper in the U.S. and Canada. European suppliers, such as Miquel y Costas & Miquel S.A., a Spanish corporation ("Miquel y Costas"), also compete in this market but, to-date, have achieved no more than an estimated 10 percent market share. The Company's U.S. operations are in the process of expanding their efforts related to sales of cigarette paper to Asia. Management believes that the bases of cigarette paper competition are price, consistent quality, level of technical service, and performance requirements of the customer's cigarette making equipment.

     The principal competitors of the Company's French cigarette paper operations are Wattens, Schoeller & Hoesch GmbH ("Schoeller & Hoesch"), acquired by P.H. Glatfelter Company in January, 1998, Robert Fletcher (Greenfield) Limited, Miquel y Costas, and Julius Glatz GmbH. Papeteries de Mauduit, S.A. ("PdM"), an indirect wholly-owned subsidiary of the Company in France, sells approximately 70 percent of its products (cigarette paper and porous and conventional plug wrap) in Western Europe and China. Management believes that the bases of competition for PdM's products are the same as for the Company's U.S. operations.

     Plug Wrap Paper -- Management believes that the Company's U.S. operations have a 75 percent share of the North American plug wrap market. The remaining 25 percent is shared by three competitors: Ecusta (including Schoeller & Hoesch), Miquel y Costas, and Wattens. The Company's French operations hold an estimated 56 percent of the Western European high porosity plug wrap market. Schoeller & Hoesch is the Company's principal competitor in that market.

     Management believes that the primary basis of competition for high porosity plug wrap is technical capability with price being a secondary consideration. On the other hand, conventional plug wrap entails less technical capability with the result that price and quality are the primary bases of competition.

     Tipping Paper -- Management believes that the Company's U.S. operations have an estimated 58 percent share of the U.S. and Canadian markets for base tipping paper which is subsequently printed by converters. Its principal competitors in North America are Ecusta and Tervakoski Oy, a Finnish exporter. Management believes that the bases for competition are consistent quality, price and, most importantly, the ability to meet the runnability and printability requirements of converting equipment and high-speed cigarette making machines.

     Papeteries de Malaucene S.A. ("PdMal"), another of the Company's indirect wholly-owned French subsidiaries, operates a tipping paper mill in Malaucene, France, and is among the largest converted tipping paper producers in Europe. PdMal produces printed and unprinted, and laser and electrostatically perforated tipping papers. PdMal's principal European competitors are Tann-Papier GmbH (Austria), Benkert GmbH (Germany) and Miquel y Costas. Management believes that the bases of competition for perforated tipping paper in Europe are perforation technology, consistent quality and price.

     Reconstituted Tobacco -- LTRI is the leading independent producer of RTL. Management believes that the basis of competition in this market is primarily quality. However, sales volumes are influenced by worldwide virgin tobacco prices (lower prices of virgin tobacco may result in lower reconstituted tobacco sales volumes).

     LTRI's principal competitors are (i) B.V. Deli-HTL Tabak Maatschappiji B.V., an independent producer which operates in Holland, (ii) R.J. Reynolds Tobacco Company, which produces RTL for both internal and external use, (iii) Elets, an affiliate of R.J. Reynolds which operates in the Commonwealth of Independent States, and (iv) cigarette companies such as Philip Morris and Brown & Williamson, which produce RTL primarily for internal use.

     The Company exited the RTL business in the U.S. at the beginning of the second quarter of 1996 (see "Markets and Customers"), where its operations had previously produced an estimated 10-15 percent of the reconstituted tobacco used in U.S. cigarette production. The remaining 85-90 percent had been produced internally by U.S. cigarette companies for use in U.S. produced cigarettes and for export to their overseas affiliates. After the Company's exit of this business in the U.S., virtually all of the reconstituted tobacco used in U.S. cigarette production is being produced by U.S. cigarette companies. In the fourth quarter of 1997, the U.S. operations temporarily restarted operation of the U.S. RTL production line, but only in support of the increased sales volumes of LTRI.

     Management estimates that 85-90 percent of cigar wrapper and binder used in the U.S. market is produced internally by domestic cigar manufacturers. The Company's Ancram Mill and Nuway Microflake Partnership, a cast process manufacturer, produce the balance.

     Other Products -- As noted above, the Company and its French subsidiaries produce wrapping paper for drinking straws, filter papers, as well as papers for lightweight printing, business forms and battery separators. Management believes that price is the primary basis of competition for drinking straw wrap and filter papers (collectively, "Filler Papers"), while consistent quality and customer service are believed to be the primary competitive factors for battery separator and business forms papers. Neither the Company nor its French subsidiaries possess a significant market share in any of the above segments, except for battery separator papers, where they collectively hold approximately 20 percent of the worldwide market. The Company continues, to the extent feasible, to convert its production of less profitable Filler Papers to more profitable niche applications.

     RESEARCH AND DEVELOPMENT; PATENTS AND TRADEMARKS. The Company and its French subsidiaries have research and laboratory facilities in Spay, France and Alpharetta, Georgia and employ 47 research personnel. The Company is dedicated to developing Cigarette Papers and reconstituted tobacco product innovations and improvements to meet the needs of individual customers. The development of new components for tobacco products is the primary focus of these research and development functions, which are working on several development projects for their major customers. The Company's U.S. and French operations spent in the aggregate on product research and development $4.5 million in 1995, $6.0 million in 1996 and $6.4 million in 1997. Research expenses were lower in 1995 due to an increased amount of machine time and other trial expenses shared with customers. The actual staffing for research activity was comparable to the level in the other periods.

     The Company believes that the research and product development capabilities of its U.S. and French operations are unsurpassed in the industry and have played an important role in establishing the Company's reputation for high quality, superior products. The Company's commitment to research and development has enabled the Company, for example, to (i) produce high-performance papers designed to run on the high-speed manufacturing machines of its customers, (ii) produce papers to exacting specifications with very high uniformity, (iii) produce cigarette paper with extremely low basis weights, and (iv) have an acceptance rate by its customers in excess of 99 percent. The Company also believes it is in the forefront of the manufacturing process, having invested heavily in modern technology, including laser technology and modern paper slitting equipment. The Company believes that its commitment to research and development, coupled with its investment in new technology and equipment, has positioned the Company to take advantage of growth opportunities abroad where the demand for American-style premium cigarettes continues to increase.

     As of December 31, 1997, the Company owned approximately 73 patents and had pending 49 patent applications covering a variety of Cigarette Papers, RTL and cigar wrapper and binder products and processes in the United States, Western Europe and several other countries. The Company believes that such patents, together with its papermaking expertise and technical sales support, have been instrumental in establishing it as the leading worldwide supplier of Cigarette Papers, RTL and reconstituted wrapper and binder made by the papermaking process.

     Management believes that the Company's POROWRAP(R) trademark, the "PdM" logo and the Papeteries de Mauduit and Schweitzer trade names also have been significant contributors to the marketing of the Company's products.

     BACKLOG; SEASONALITY. The Company has historically enjoyed a steady flow of orders. Its mills typically receive and ship orders within a 30-day period, except in the case of RTL where orders are generally placed well in advance of delivery. The Company plans its manufacturing schedules and raw material purchases based on its evaluation of customer forecasts and current market conditions.

     The U.S. business does not calculate or maintain records of order backlogs. Philip Morris, its largest customer, provides forecasts of future demand, but actual orders for cigarette paper are typically placed two weeks in advance of shipment. Approximately 5 percent of the U.S. sales are on a consignment basis.

     The French business units do maintain records of order backlogs. For Cigarette Papers, the order backlog was approximately $21 million and $24 million on December 31, 1997 and December 31, 1996, respectively. This represented approximately 50 days of Cigarette Paper sales in 1997 and between 40 and 50 days of Cigarette Paper sales in 1996. LTRI's RTL business operates under a number of annual supply agreements. The order backlog for RTL was approximately $57 million and $33 million on December 31, 1997 and December 31, 1996, respectively.

     Sales of the Company's products are not subject to seasonal fluctuations, except in the U.S. where customer shutdowns of one to two weeks in duration typically occur in July and December.

     SALES AND DISTRIBUTION. Essentially all tobacco-related products are sold by the U.S. and French marketing, sales and customer service organizations directly to cigarette manufacturers or their designated converters, and to cigar manufacturers, except in China where sales are generally made to trading companies for resale to cigarette producers. Most of the Company's non-tobacco related products are also sold on a direct basis.

     ENVIRONMENTAL MATTERS. Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France and Canada are estimated to be approximately $3 million to $5 million annually in 1998 and 1999. These estimates include amounts associated with the first phase of the Cluster Rules. The 1998 and 1999 estimates include amounts previously planned for earlier periods but which have been postponed in order to ensure compliance with final governmental regulations, once published, and to take advantage of emerging enhanced technologies. These expenditures have been anticipated for several years and are not expected to reduce the Company's ability to invest in capacity expansion, quality improvements, capital replacements, productivity improvements or cost containment projects, and are not expected to have a material adverse effect on the Company's financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in the Company's plans, changes in legal requirements or other factors.

     RISKS FOR FOREIGN OPERATIONS. In addition to its U.S. operations, the Company has manufacturing facilities in France and Canada. Products made in France or in the U.S. are marketed in 88 countries. Because these countries are so numerous, it is not feasible to generally characterize the risks involved. Such risks vary from country to country and include such factors as tariffs, trade restrictions, changes in currency value, economic conditions, and international relations. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Factors That May Affect Future Results" appearing in Part II, Item 7 herein.

     INSURANCE. The Company maintains coverage for most insurable risks that are incident to its operations.

     RECENT ACQUISITIONS. On February 2, 1998, Schweitzer-Mauduit Spain, S.L. ("SM-Spain"), a wholly-owned subsidiary of SWM, acquired 99.97 percent of the outstanding shares of Companhia Industrial de Papel Pirahy ("Pirahy"), a specialty paper manufacturer located in Santanesia, Brazil, near Rio de Janeiro. Pirahy provides the Company with a manufacturing facility on a third continent. Pirahy is the largest supplier of tobacco-related papers to the South American market. It also produces printing and writing papers as well as papers for packaging and labeling applications. Pirahy, together with the Company's existing business, will increase the Company's market share of tobacco-related papers in South America to approximately 51 percent. As part of the purchase agreement, Pirahy has exclusive supply agreements with its former owner and its largest customer in Brazil, Souza Cruz S.A. ("Souza Cruz"), to supply all of its needs for papers which Pirahy is capable of producing.

     Additionally, on February 11, 1998, the Company's second tier subsidiary, Schweitzer-Mauduit Enterprises S.A. ("SM-Enterprises"), wholly-owned by Schweitzer-Mauduit France, S.A.R.L. ("SMF"), acquired all of the outstanding shares of Ingefico, S.A. and 97.1 percent of the outstanding shares of its pulp and specialty paper manufacturing subsidiaries, Groupe SAPAM and Papeteries de la Moulasse (collectively referred to hereafter as "Ingefico"), located in St. Girons in the southwestern part of France. Approximately 90 percent of the net sales of Ingefico are of fine papers to the tobacco industry.

ITEM 2.  PROPERTIES

     As of December 31, 1997, the Company operated six mills (which include two fiber pulping operations) in the U.S. and France that produce specialty papers and reconstituted tobacco products. The Company also operates flax fiber processing operations in France and Canada. The Company or one of its subsidiaries owns each of these facilities except for a flax tow storage facility in Killarney, Manitoba, which is leased. The Company and its French subsidiaries respectively maintain administrative and sales offices in Alpharetta, Georgia and in Quimperle and Paris, France. The Company's world headquarters are also located in Alpharetta. All of these offices are leased except for the Quimperle office, which is owned by PdM.

     Management believes that each of these facilities is well-maintained, suitable for conducting the Company's operations and business, and adequately insured.

     The mills are operating at or close to capacity, except for the wrapper and binder operations in the U.S. Additionally, the U.S. operations experienced selective downtime on certain machines during the fourth quarter of 1997 in order to reduce cigarette paper inventories which had built up as a result of reduced demand in the U.S. A new paper machine at the Quimperle, France mill began operation during March 1997, increasing the capacity for production of long fiber products, such as highly porous plug wrap papers, alkaline battery separators, and liners for vacuum cleaner bags. During the fourth quarter of 1997, the U.S. operations temporarily restarted operation of the U.S. RTL production line, previously shut down at the beginning of the second quarter of 1996, in support of increased sales volumes of LTRI.

     The February 2, 1998 acquisition of Pirahy, a second tier subsidiary in Brazil, provides the Company with a manufacturing facility on a third continent. Pirahy has approximately 63,000 metric tons of annual paper capacity. Additionally, the February 11, 1998 acquisition of Ingefico, located in the southwestern part of France, provides approximately 14,000 metric tons of annual paper capacity and approximately 6,000 metric tons of annual pulp capacity, most of which is used internally.

     The following are the locations of the Company's principal facilities as of December 31, 1997:

          LOCATION               EQUIPMENT/OFFICE SPACE              PRODUCTS/FUNCTION
          --------               ----------------------              -----------------
Lee Mills                      4 Paper Machines             Base Tipping and Specialty Papers,
Lee, Massachusetts             Pulping Equipment            Plug Wrap Paper
(4 Mill Sites)
Spotswood Mill                 6 Paper Machines             Cigarette Paper, Plug Wrap Paper,
Spotswood, New Jersey          1 Reconstituted Tobacco      Reconstituted Tobacco Leaf (in
                               Leaf Machine                 support of the French business)
                               Pulping Equipment
Ancram Mill                    1 Paper Machine              Reconstituted Tobacco Wrapper and
Ancram, New York               1 Reconstituted Tobacco      Binder, Porous Plug Wrap and
                               Wrapper and Binder           Specialty Papers
                               Machine
Fiber Operations               5 Movable Fiber Mills        Flax Fiber Processing
Manitoba, Canada
Alpharetta, Georgia            Leased Office Space          Company World Headquarters,
                                                            Administration, Sales and Research
                                                            & Development -- U.S. Operations
Papeteries de Mauduit Mill     11 Paper Machines            Cigarette Paper, Plug Wrap Paper
Quimperle, France              Pulping Equipment            and Long Fiber Specialties
Quimperle, France              Owned Office Space           Administrative Offices for French
                                                            Operations
Papeteries de Malaucene Mill   1 Paper Machine              Tipping and Specialty Papers
Malaucene, France              3 Printing Presses
                               11 Laser Perforating Lines
                               1 Electrostatic Perforating
                               Line
LTR Industries                 2 Reconstituted Tobacco      Reconstituted Tobacco Leaf, Flax
Spay, France                   Leaf Machines                Fiber Processing, Research &
                               1 Fiber Mill                 Development
Paris, France                  Leased Office Space          Administrative and Sales Offices
                                                            for French Operations

     The announced acquisition of Pirahy in Santanesia, Brazil provides the Company with five additional paper machines and a coating machine. Pirahy's products include tobacco-related papers, as well as printing and writing papers and papers for packaging and labeling applications.

     The announced acquisition of Ingefico in St. Girons, France provides the Company with three additional paper machines and pulping equipment. Ingefico's products are primarily tobacco-related papers.

ITEM 3.  LEGAL PROCEEDINGS

     The following is a brief description of potentially material legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their properties is subject:

LITIGATION

     Under the terms of the Distribution, the Company assumed liability for and agreed to indemnify Kimberly-Clark from litigation arising out of the operation of the Businesses, including the following cases:

     - In January 1997, James E. McCune on behalf of himself and other "nicotine dependent" West Virginia cigarette smokers filed, in the Circuit Court of Kanawha County, West Virginia, a purported class action against several tobacco companies, industry trade associations and consultants, tobacco wholesalers and cigarette component manufacturers, including Kimberly-Clark, seeking equitable relief and compensatory and punitive damages in an unspecified amount for mental suffering and physical injuries allegedly sustained as a result of having smoked cigarettes. The nine-count complaint sets forth several theories of liability, including intentional and negligent misrepresentation, negligence, product liability, breach of warranty and conspiracy. Among other things, the complaint alleges that nicotine is an addictive substance, that the tobacco companies, by using reconstituted tobacco, are able to control the precise amount of nicotine in their cigarettes and that LTRI specializes in the reconstitution process to help the tobacco companies control nicotine levels.

     - On February 13, 1998, Cleo Huffman, on behalf of herself and her deceased husband, filed a complaint in the Circuit Court of Kanawha County, West Virginia, against several tobacco companies, industry trade associations and consultants, tobacco wholesalers, Kimberly-Clark, LTRI and others, seeking equitable relief, $2 million in compensatory damages and $3 million in punitive damages allegedly sustained as a result of the death of her husband which plaintiff contends was caused by his "addiction" to smoking Camel cigarettes. The fourteen-count complaint sets forth several theories of liability, including intentional and negligent misrepresentation, breach of express and implied warranties, intentional infliction of emotional distress, product liability, sale of an unreasonably dangerous product and conspiracy.

     As a component supplier, the Company believes that it has meritorious defenses to each of these cases, but due to the uncertainties of litigation, the Company cannot predict their outcome. The Company is unable to make a meaningful estimate of the amount or range of loss which could result from an unfavorable outcome of these actions. These cases will be vigorously defended.

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

     Prior to the Distribution, Kimberly-Clark was named a potentially responsible party ("PRP") under the provisions of the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), or analogous state statutes, in connection with two waste disposal sites utilized by the Company's Spotswood mill and one site used by the Company's former Mt. Holly Springs, Pennsylvania mill. Prior to the

Distribution, the Spotswood mill also responded to an information request by the New Jersey Department of Environmental Protection and Energy with respect to another landfill site allegedly used by the Spotswood mill. The Company has assumed Kimberly-Clark's liabilities at each of these sites but does not believe that any of these proceedings will result in the imposition of monetary sanctions or have a material adverse effect on the Company's business or financial condition.

     In December 1997, the Company received notification from the Environmental Protection Agency ("EPA") that, pursuant to CERCLA, it may be named as a PRP in connection with a 1986 shipment of transformer oil containing polychlorinated biphenyl ("PCB's") for which the Company's Lee mills had contracted to have transported to a disposal site by a transporter. The Company expects to be indemnified by the transporter for any liability connected with such shipment.

     The Company also assumed responsibility to administer a consent order between Kimberly-Clark and the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee, Massachusetts. The Company is obligated to maintain the integrity of the cover and to sample groundwater by means of monitoring wells, in addition to other long-term maintenance responsibilities for this former non-hazardous waste disposal facility. Under the terms of a consent order signed on January 24, 1997 with MDEP resulting from a Comprehensive Site Assessment and a Corrective Action Alternative Assessment ("CAAA") submitted by the Company to MDEP, the Company had until September 10, 1997 to correct a gas migration problem by means of a passive gas venting system. Since the passive venting system did not bring the site into compliance by mid-September 1997, the Company submitted to MDEP a revised compliance plan which employs an active gas collection system. The Company expects that the required permits for such system will be issued in the first quarter of 1998. The Company must activate the system no later than 120 days after issuance of such permits. The estimated total cost of such plan, including annual operating expenses, is $0.5 million, which amount has been accrued as of December 31, 1997.

     All of the Company's U.S. facilities may be affected by revised air emissions and wastewater discharge standards under rules commonly known as the "Cluster Rules". Although the EPA originally indicated that the proposed rules would be finalized in 1996, final rules have just recently been "issued". However the final rules have not yet been published. The first phase of the Cluster Rules would affect only wastewater discharges from the Ancram and Lee mills and would require compliance within three years after the issuance of the new rules. The Spotswood mill discharges its effluent to a publicly-owned treatment works and therefore is not impacted by this first phase of the Cluster Rules. Capital expenditures for compliance with the first phase of the Cluster Rules at the Ancram and Lee mills are estimated to be between $4 million and $7 million in the aggregate. However, due to uncertainty concerning applicable requirements under the final Cluster Rules, the Company can give no assurance that this estimate will accurately reflect the actual cost of compliance. In addition, the later phases of the Cluster Rules (and/or Title V of the Clean Air Act Amendments of 1990) may further regulate air emissions and wastewater discharges from the Spotswood mill and require the Company to install additional air pollution controls at its other U.S. facilities sometime after the year 2000. Potential capital expenditures to comply with this subsequent phase of the Cluster Rules and/or Title V of the Clean Air Act Amendments cannot be estimated until after the EPA proposes applicable requirements, if any.

     The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France and Canada, including the aforementioned Cluster Rules. For these purposes, the Company incurred total capital expenditures of $2.7 million in 1997, and anticipates that it will incur approximately $3 million to $5 million annually in 1998 and 1999. The major projects included in these estimates include upgrading wastewater treatment facilities at various locations and installation of equipment to treat volatile organic compound emissions in France. Approximately $2 million of the total environmental capital spending estimates for 1998 and 1999 relate to projects anticipated as necessary to comply with the wastewater discharge requirements of the initial phase of the Cluster Rules. The balance of expenditures required for compliance with the initial phase of the Cluster Rules is expected to occur in 2000. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in capacity expansion, quality improvements, capital replacements, productivity improvements, or cost containment projects, and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of the executive officers of the Company as of February 26, 1998, together with certain biographical information, are as follows:

                      NAME                                        POSITION
                      ----                                        --------
Wayne H. Deitrich................................  Chief Executive Officer
Jean-Pierre Le Hetet.............................  President -- French Operations
N. Daniel Whitfield..............................  President -- U.S. Operations
Luiz Jose de Saboia e Silva......................  President -- Brazilian Operations
Paul C. Roberts..................................  Chief Financial Officer and Treasurer
William J. Sharkey...............................  General Counsel and Secretary
Wayne L. Grunewald...............................  Controller

     MR. WAYNE H. DEITRICH, 54, has served as Chief Executive Officer of the Company since August 1995 and was elected Chairman of the Board of Directors immediately after the spin-off of the Company from Kimberly-Clark. From June 1995 through August 1995, Mr. Deitrich served as President -- Specialty Products Sector of Kimberly-Clark. From 1993 through May 1995, Mr. Deitrich was the President -- Paper and Specialty Products Sector of Kimberly-Clark, and from 1992 to 1993, he was President -- Paper Sector of Kimberly-Clark. From 1988 through 1992, Mr. Deitrich served as the President of Neenah Paper, a business unit of Kimberly-Clark.

     MR. JEAN-PIERRE LE HETET, 54, has served as President -- French Operations of the Company since August 1995 and was elected to the Board of Directors immediately after the spin-off of the Company from Kimberly-Clark. From 1991 through August 1995, Mr. Le Hetet was the President of Specialty Products, France, a business unit of Kimberly-Clark. Prior to that time, Mr. Le Hetet served as General Manager of Specialty Products, France.

     MR. N. DANIEL WHITFIELD, 50, has served as President -- U.S. Operations of the Company since August 1995. From May 1995 through August 1995, Mr. Whitfield served as President -- Specialty Products U.S. of Kimberly-Clark. From 1991 through April 1995, he was Director -- Business Planning and Analysis, Pulp and Paper Sector of Kimberly-Clark. From 1989 through 1990, Mr. Whitfield was Director -- Operations Analysis and Control, Household Products Sector of Kimberly-Clark.

     MR. LUIZ JOSE DE SABOIA E SILVA, 55, has served as President -- Brazilian Operations of the Company since February 2, 1998, the date of the closing of the Pirahy acquisition. He served as a consultant to the Company effective January 1, 1998 through the closing date. Prior to January 1, 1998, but subsequent to his retirement from Souza Cruz in March 1995, Mr. Saboia worked on various production consultant projects with B.A.T. Before his retirement from Souza Cruz, Mr. Saboia had served as Industrial Director of Souza Cruz from 1991 to 1995, President -- Cigarette Division of Souza Cruz from 1987 to 1991, Production Director of Souza Cruz from 1983 to 1987 and Production
Director -- B.A.T.-Spain from 1980 to 1983.

     MR. PAUL C. ROBERTS, 49, has served as Chief Financial Officer and Treasurer of the Company since August 1995. From June 1995 through August 1995, he served as Chief Financial Officer -- Specialty Products Sector of Kimberly-Clark. From January 1995 through May 1995, he was Director -- Corporate Strategic Analysis of Kimberly-Clark, and from 1988 through 1994, Mr. Roberts was Director -- Operations Analysis and Control, Pulp and Paper Sector of Kimberly-Clark.

     MR. WILLIAM J. SHARKEY, 66, has served as General Counsel and Secretary of the Company since August 1995. Prior to that time, Mr. Sharkey was Senior Counsel for Kimberly-Clark.

     MR. WAYNE L. GRUNEWALD, 46, has served as Controller of the Company since August 1995. From July 1995 through August 1995, he served as
Controller -- Specialty Products Sector of Kimberly-Clark. From December 1989 through June 1995, he was Controller -- U.S. Pulp and Newsprint, a business unit of Kimberly-Clark.

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

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of February 26, 1998, there were 8,487 stockholders of record of the Company's Common Stock. This number does not include shares held in "nominee" or "street" name.

STOCK PRICE AND DIVIDEND INFORMATION

     The dividend and market price data included in Note 18 to Consolidated Financial Statements contained in "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" appearing in Part II, Item 8 herein is incorporated in this Item 5 by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are qualified in their entirety by reference to, and should be read in conjunction with, the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report. The financial statement data as of and for the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1995 are on a consolidated basis. The income statement data for the year ended December 31, 1995 has been derived from historical combined financial statements for the eleven months ended November 30, 1995, and the consolidated results of the Company for the one month ended December 31, 1995, which have been audited by Deloitte & Touche LLP, independent auditors. The income statement data for the years ended December 31, 1994 and 1993 and balance sheet data as of December 31, 1994 and 1993 have been derived from historical combined financial statements audited by Deloitte & Touche LLP. The historical combined financial statements of SWM and predecessors do not reflect the results of operations or financial position that would have been obtained had SWM been a separate, independent company and are not indicative of SWM's future performance as a separate, independent company.

                                                            YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------
                                                  1997      1996      1995      1994      1993
                                                 ------    ------    ------    ------    ------
                                                 (U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Income Statement Data:
  Net Sales....................................  $460.6    $471.3    $462.9    $404.2    $376.2
  Gross Profit.................................   121.9     114.2     101.2      92.1      89.0
  Operating Profit.............................    81.9      74.0      58.7      58.7      57.8
  Interest income (expense) from affiliates,
     net(1)....................................      --        --       3.3       5.1       6.1
  Net Income...................................    45.3      38.7      36.8      35.1      31.9
Per Share Basis
  Net Income:
     Basic.....................................  $ 2.82    $ 2.41
     Diluted...................................  $ 2.77    $ 2.38
  Unaudited Pro Forma Net Income --
     Basic and Diluted(2)......................                        1.81      1.66
  Cash Dividends Declared and Paid.............     .60       .45
Cash Flow and Balance Sheet Data:
  Capital Spending.............................  $ 35.8    $ 51.5    $ 22.5    $ 16.8    $ 30.0
  Depreciation.................................    14.4      13.4      13.4      11.7      10.3
  Cash Provided By Operations..................    67.3      90.4      64.9      53.7      55.5
  Receivables from affiliated
     companies(1)(3)...........................      --        --        --     210.1     161.1
  Payables to affiliated companies(1)..........      --        --        --     157.9     128.2
  Total Assets(3)..............................   391.0     380.6     347.0     527.3     436.6
  Long-Term Debt(3)............................    80.8      86.6      91.6      13.4      13.2
  Equity(3)....................................   179.5     156.0     129.9     245.1     196.9

---------------

(1) Receivables and payables with affiliates and related interest income and expense with affiliates reflect financing activities related to other operations of Kimberly-Clark and certain of its affiliates, primarily in France, up to November 30, 1995, the date of the spin-off, at which time the Company became a separate independent company. See Note 1 of the Notes to Consolidated Financial Statements.
(2) See Note 2 of the Notes to Consolidated Financial Statements.
(3) On July 27, 1995, the stockholders of Schweitzer-Mauduit France S.A.R.L., a wholly-owned subsidiary of Kimberly-Clark, approved the conversion of $65.0 million of receivables due from an affiliated company to an equity investment. Such affiliated company was merged with another Kimberly-Clark wholly-owned consumer and service products subsidiary, and the shares of the merged entity were distributed to Kimberly-Clark prior to the Distribution. Balances at December 31, 1995, reflect this transaction as a reduction of receivables and deduction from owners' equity. Additionally, various payments were made to and debt was assumed from Kimberly-Clark in connection with the Distribution, totaling $89.2 million, that also reduced the amount of equity. See Notes 1 and 5 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN BACKGROUND INFORMATION

     Schweitzer-Mauduit International, Inc. was incorporated on August 21, 1995 as a wholly-owned subsidiary of Kimberly-Clark Corporation for the purpose of effectuating the tax-free spin-off of Kimberly-Clark's U.S., French and Canadian business operations that manufacture and sell tobacco-related papers and other specialty paper products. Through the November 30, 1995 Distribution date, the Businesses in the U.S. and Canada were conducted as operating divisions of Kimberly-Clark and one of its Canadian subsidiaries, respectively. The Businesses in France were conducted by LTRI, a 72 percent-owned subsidiary of Kimberly-Clark, and two indirect wholly-owned Kimberly-Clark subsidiaries, PdM and PdMal. These latter two companies are owned by SMF, previously named Kimberly-Clark France S.A.R.L., which prior to the Distribution was a wholly-owned subsidiary of Kimberly-Clark.

     Two Kimberly-Clark consumer and service products ("C&S") businesses located in France, which were unrelated to the Company and the Businesses, were also subsidiaries of SMF's predecessor. The French C&S subsidiaries were merged together and the shares of the merged entity were distributed to Kimberly-Clark prior to the Distribution. SMF, however, remained part of the Company in order to permit PdM and PdMal to utilize substantial net operating loss carryforwards previously generated by the French C&S operations.

     The French C&S businesses were operated and managed independently of the Businesses, with totally separate facilities, no common sales forces or purchasing functions, no substantive intercompany transactions (except in the ordinary course of managing Kimberly-Clark's intercompany financing activities) and no other commonalities. Accordingly, the French C&S operations have been excluded from the consolidated financial statements of the Company included herein and from the following discussion of results of operations.

     Management believes that the following commentary and tables appropriately discuss and analyze the comparative results of operations and the financial condition of the Company for the periods covered.

OVERVIEW

     The Company operates principally in one industry segment, which consists of papers used in the tobacco industry and reconstituted tobacco products. The Company's non-tobacco industry products represented six percent of the Company's net sales in 1997.

     Interest expense, interest income and other nonoperating expenses reported for the periods prior to the Distribution relate primarily to financing activities associated with the French C&S operations. See Note 10 of the Notes to Consolidated Financial Statements.

     For purposes of the geographic disclosure in the following tables, the term "United States" includes operations in the U.S. and Canada. The Canadian operations exist solely to produce flax fiber used as raw material in the U.S. operations and have no material effect on such geographic disclosure.

     Adjustments to net sales set forth in the following tables consist of eliminations of intercompany sales of products between geographic areas. Adjustments to operating profit consist of unallocated overhead expenses not associated with geographic areas and eliminations of intercompany transactions.

     This section should be read in conjunction with the Company's consolidated financial statements included herein.

RESULTS OF OPERATIONS

1997 Compared to 1996

          By Geography for the Years Ended December 31, 1997 and 1996
                              (U.S. $ in millions)

                                                                                 % OF CONSOLIDATED
                                                                     % CHANGE    ------------------
NET SALES                                         1997      1996     VS. 1996     1997       1996
---------                                        ------    ------    --------    -------    -------
United States................................    $195.5    $212.3      -7.9%       42.4%      45.0%
Outside United States........................     268.8     263.5      +2.0        58.4       55.9
Eliminations.................................      (3.7)     (4.5)                 (0.8)      (0.9)
                                                 ------    ------                 -----      -----
          Consolidated.......................    $460.6    $471.3      -2.3%      100.0%     100.0%
                                                 ======    ======                 =====      =====

                                                                                          % RETURN
                                                                  % OF CONSOLIDATED       ON SALES
                                                      % CHANGE    ------------------    ------------
OPERATING PROFIT                    1997     1996     VS. 1996     1997       1996      1997    1996
----------------                    -----    -----    --------    -------    -------    ----    ----
United States.....................  $21.2    $23.7      -10.5%      25.9%      32.0%    10.8%   11.2%
Outside United States.............   66.4     55.5      +19.6       81.1       75.0     24.7    21.1
Unallocated/Eliminations..........   (5.7)    (5.2)                 (7.0)      (7.0)
                                    -----    -----                 -----      -----
          Consolidated............  $81.9    $74.0      +10.7%     100.0%     100.0%    17.8%   15.7%
                                    =====    =====                 =====      =====

  Net Sales

     Net sales decreased by $10.7 million due primarily to unfavorable changes in currency exchange rates, which decreased net sales by $26.4 million. Exiting the U.S. RTL product line in early 1996 (see "Restructuring Charge" in the following discussion related to the "Results of Operations -- 1996 Compared to 1995" below) had an unfavorable effect of $2.9 million on the net sales comparison. Without these two unfavorable effects, net sales in 1997 would have increased by $18.6 million or four percent. Worldwide sales volumes increased by three percent, adding $8.7 million to net sales. Excluding RTL volumes in the U.S. in the first quarter of 1996, worldwide sales volumes increased by four percent. Sales volumes increased in every major product line in France, with total volumes from the French businesses up 14 percent for the year. Excluding RTL volumes in the U.S. in the first quarter of 1996, sales volumes declined at the U.S. business unit by eight percent primarily as a result of lower domestic shipments, relating to a reduction in the export of cigarettes by U.S. cigarette manufacturers, and changes in the Company's internal sourcing of selected customers from the U.S. to France. Changes in average worldwide selling prices and sales mix had a favorable effect of $7.0 million for the year. Average selling prices increased in the U.S. compared to the prior year as a result of an improved mix of products, offsetting contractual price reductions related to a decline in the per ton cost of wood pulp. Average worldwide selling prices increased in France compared to the prior year because of an improved mix of products, offsetting slight price decreases on certain products.

  Operating Profit

     Operating profit improved by $7.9 million for 1997 compared to 1996. The improvement was primarily a result of the increased French sales volumes, improved sales mix, better mill operations and a decline in per ton wood pulp costs. Decreases in per ton wood pulp costs favorably impacted operating profit by $4.2 million compared to the prior year. Non-manufacturing expenses were $0.2 million less than in 1996.

     The above favorable effects for the year were partially offset by lower U.S. sales volumes, non-recurring U.S. manufacturing costs in 1997 and changes in currency exchange rates. During the fourth quarter of 1997, U.S. operating profit decreased by approximately $1.8 million from reduced operating schedules to reduce inventories. In addition, $0.7 million in start-up costs were incurred to restart operation of the U.S. RTL production line in support of the increased French sales volumes. Changes in currency exchange rates had an unfavorable impact of $2.4 million on the operating profit change.

1996 Compared to 1995

          By Geography for the Years Ended December 31, 1996 and 1995
                              (U.S. $ in millions)

                                                                                 % OF CONSOLIDATED
                                                                     % CHANGE    ------------------
NET SALES                                         1996      1995     VS. 1995     1996       1995
---------                                        ------    ------    --------    -------    -------
United States..................................  $212.3    $219.9     -3.5%        45.0%      47.5%
Outside United States..........................   263.5     251.7      +4.7        55.9       54.4
Eliminations...................................    (4.5)     (8.7)                 (0.9)      (1.9)
                                                 ------    ------                -------    -------
          Consolidated.........................  $471.3    $462.9     +1.8%       100.0%     100.0%
                                                 ======    ======                =======    =======

                                                                                            % RETURN
                                                                    % OF CONSOLIDATED       ON SALES
                                                        % CHANGE    ------------------    ------------
OPERATING PROFIT                        1996    1995    VS. 1995     1996       1995      1996    1995
----------------                        -----   -----   --------    -------    -------    ----    ----
United States.........................  $23.7   $16.1   +47.2%        32.0%      27.4%    11.2%    7.3%
Outside United States.................   55.5    44.3    +25.3        75.0       75.5     21.1    17.6
Unallocated/Eliminations..............   (5.2)   (1.7)                (7.0)      (2.9)
                                        -----   -----               -------    -------
          Consolidated................  $74.0   $58.7   +26.1%       100.0%     100.0%    15.7%   12.7%
                                        =====   =====               =======    =======

  Net Sales

     Net sales increased by $8.4 million due primarily to changes in sales volumes. However, 1996 net sales were unfavorably affected by exiting the RTL product line in the U.S. at the beginning of the second quarter of 1996 ($10.4 million). Excluding the U.S. RTL product line, sales volumes increased in every major product line and worldwide sales volumes increased by seven percent, thereby adding $24.7 million to net sales. Excluding RTL volumes in the U.S., sales volumes improved at the U.S. business unit by six percent, with volumes from the French businesses up seven percent for the year. Changes in currency exchange rates decreased net sales by $4.7 million. Additionally, changes in average worldwide selling prices and sales mix had an unfavorable effect of $1.2 million for the year. Average selling prices declined in the U.S. compared to the prior year primarily because of contractual price reductions related to a decline in the per ton cost of wood pulp. Average worldwide selling prices increased for most major product lines produced in France compared to the prior year because of price increases implemented in late 1995 and the early part of 1996.

  Operating Profit

     Operating profit improved by $15.3 million for 1996 compared to 1995. The improvement was primarily a result of the increased worldwide sales volumes in product lines other than RTL in the U.S., higher selling prices in France, a decline in per ton wood pulp costs and a one-time $7.3 million restructuring charge taken in 1995 (see "Restructuring Charge" below). Decreases in per ton wood pulp costs favorably impacted operating profit by $16.2 million compared to the prior year.

     The above favorable effects for the year were partially offset by lower selling prices in the U.S. and higher research and general expenses. Research expenses were higher primarily because of differences in the amount of machine time and other trial costs shared with customers. General expenses increased due to additional administrative costs incurred to operate as an independent company. These stand-alone costs are primarily reflected in the above table as Unallocated expenses. Changes in currency exchange rates had a nominal impact on the operating profit change.

  Restructuring Charge

     In December 1995, the Company decided to exit the RTL product line in the U.S. The Company's decision was driven by the loss of its two largest RTL customers in the U.S., which represented 85 percent of the U.S. RTL revenues. One of the customers elected to utilize available internal RTL capacity obtained through an acquisition. Due to the other customer's concern over the Company's loss of this RTL volume, the other of its two largest customers decided to phase out its RTL purchases from the Company. A pre-tax charge of $5.9 million and an associated reserve were recorded in 1995 to exit the U.S. RTL product line, of which $4.7 million was utilized for a 1996 non-cash write-down of assets related to the manufacture of this product in the U.S. Annual net sales were reduced by $13.3 million ($10.4 million reduction in 1996 and $2.9 million reduction in 1997).

     The Company also restructured its manufacturing facility at Malaucene, France. This restructuring streamlined operations, improved productivity, reduced manufacturing costs and increased sales volumes. A pre-tax charge of $1.4 million and an associated reserve were recorded in 1995 to implement this restructuring program, which was fully in place by mid-1996. Annual pre-tax savings as a result of this restructuring program are approximately $2.0 million.

     The Company incurred all costs associated with these restructuring plans during 1996, and the associated reserves were closed out.

NON-OPERATING EXPENSES

     Interest expense in 1997 and 1996 was primarily associated with debt incurred in connection with the Distribution (see "Liquidity and Capital Resources"). The decline in interest expense in 1997 as compared to 1996 was primarily due to lower interest rates in France, currency translation rate changes and a lower average amount of debt outstanding. The weighted average effective interest rate on the Company's term loans decreased from approximately
5.2 percent in 1996 to approximately 4.7 percent in 1997. Prior to the Distribution, overall net interest income principally resulted from the Company's financing activities in connection with the Kimberly-Clark European cash management program (see Note 10 of the Notes to Consolidated Financial Statements). Other income, net in 1997 and 1996 consisted primarily of interest income from investment of cash generated by operations of the Company.

INCOME TAXES

     The noncurrent deferred income tax asset is principally due to the previously mentioned net operating loss carryforwards incurred through December 31, 1994 by the C&S operations in France. Under French tax law, these net operating losses were retained by SMF. The SMF consolidated tax group in France has not paid income taxes, except nominal amounts of minimum required income taxes, in the periods presented in the financial statements and is not expected to pay normal income taxes until the net operating loss carryforwards have been fully utilized. Additional information concerning these net operating loss carryforwards is disclosed in Note 6 to the Consolidated Financial Statements.

     The effective tax rates for the years ended December 31, 1997, 1996 and 1995 were 36.0 percent, 37.2 percent and 30.1 percent, respectively.

     The provision for income taxes in 1997 was impacted by an increase in the effective statutory income tax rate enacted in France during November 1997 from
36.67 percent to 41.67 percent for 1997 and 1998, retroactive to January 1, 1997, and to 40.00 percent for 1999. The unfavorable effect on current taxes of the tax rate increase, including a retroactive adjustment for the eleven-month period ended November 30, 1997, was offset by the favorable effect on the deferred provision for income taxes due to the increased value of the tax benefits to be recognized from the net operating loss carryforwards retained by SMF estimated to be realized during 1997, 1998 and 1999, the periods of the higher income tax rates. The impact in 1997 attributable to deferred tax assets, net of liabilities, was a favorable $2.0 million on the deferred provision for income taxes. Also impacting the 1997 provision for income taxes was the enactment in France during December 1997 of a law that eliminated taxation of a "provision for the fluctuating value of raw materials" that had been included in French deferred taxes. Cancellation of this deferred tax liability reduced the provision for income taxes by $2.1 million, which was partially offset by establishment of a $1.0 million reserve for a previously reported tax claim in France.

     The provision for income taxes was higher in 1996 and lower in 1995 primarily due to an increase in the effective statutory income tax rate enacted in France during July 1995 from 33.33 percent to 36.67 percent, retroactive to January 1, 1995. The net effect of the tax rate increase was favorable for 1995 because it increased the value of the tax benefits to be recognized from the net operating loss carryforwards retained by SMF. The impact in 1995 attributable to deferred tax assets, net of liabilities, was a favorable $4.5 million on the deferred provision for income taxes, partially offset by an unfavorable impact on the current provision for income taxes of $1.3 million, including a retroactive adjustment for the six-month period ended June 30, 1995.

     Along with numerous other companies and banks in France, PdM is subject to a tax claim with respect to its purchase of certain bonds in 1988 which were represented by the two selling banks as carrying specific tax benefits. A $1.0 million reserve was established during 1997 for this tax claim. See additional information concerning this claim in Note 6 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations, that portion attributable to changes in operating working capital, and the amount of cash used for capital spending and capitalized software costs for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1997      1996     1995
                                                              -------   ------   ------
                                                                (U.S. $ IN MILLIONS)
Net cash provided by operations.............................  $ 67.3    $90.4    $64.9
Decrease (increase) in operating working capital............   (10.8)    18.5     10.4
Capital spending............................................    35.8     51.5     22.5
Capitalized software costs..................................     7.6      2.7       --

     The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. Impacting the cash flow from operations are changes in operating working capital. In 1997, changes in operating working capital contributed unfavorably to cash flow by $10.8 million due principally to lower accounts payable. Accounts payable were lower in 1997 compared to 1996 as a result of payments in early 1997 for several large capital and purchased software costs included in accounts payable at December 31, 1996. During 1997, the cash flow impact of lower accounts receivable, due to the timing of collections, offset the impact of higher inventory levels. In 1996, changes in operating working capital contributed favorably to cash flow by $18.5 million primarily due to decreases in inventories as a result of lower inventory levels and lower per ton wood pulp costs, decreases in accounts receivable due to the timing of collections, and increases in accounts payable primarily for several large capital expenditures included in accounts payable at December 31, 1996. In 1995, changes in operating working capital contributed favorably to cash flow by $10.4 million due principally to increases in accrued expenses and accounts payable primarily associated with the establishment of a restructuring reserve, spin-off related activities settled after the 1995 year-end, higher raw material purchase costs and increased capital expenditures, partially offset by increases in inventories from reduced December 1995 sales and higher raw material costs, and in accounts receivable.

     Cash flow from operations during these periods exceeded the level of capital spending. Capital spending for 1997 and 1996 were higher than the historical level of 1995 as the Company upgraded equipment to enhance capacity and efficiency at its U.S. and French mills. Capital spending in 1997 included
(i) $3.6 million to complete the new $23 million long fiber paper machine in France, (ii) $2.9 million at the Ancram mill toward upgrading the forming section of a long fiber paper machine, (iii) $2.3 million for equipment necessary to restart operation of the RTL production line at the Spotswood mill,
(iv) $1.5 million toward an effluent biological treatment station at the Quimperle, France mill, (v) $1.0 million to complete upgrading the flax pulping operations at the Spotswood mill, and (vi) $1.0 million toward a paper machine upgrade project at the Spotswood mill. Capital spending in 1996 included (i) $18.8 million for the new long fiber paper machine in France, (ii) $3.6 million at the Quimperle, France mill for the production reorganization project, (iii) $3.4 million to complete the installation of new high-speed cigarette paper converting equipment at the

Spotswood mill, (iv) $2.7 million toward upgrading the flax pulping operations at the Spotswood mill, and (v) $2.1 million to furnish the Company's newly leased corporate and U.S. business unit headquarters and U.S. research facilities. Capital spending in 1995 included (i) $2.5 million toward installation of new high-speed cigarette paper converting equipment at the Spotswood mill, (ii) $1.7 million for upgrades to a tipping paper machine at the Lee mills, (iii) $0.6 million of initial spending for the mill production reorganization project at Quimperle, and (iv) $0.5 million toward the new paper machine in France.

     The Company's ongoing requirements for cash consist principally of amounts required for capital expenditures, stockholder dividends and working capital. The Company has declared and paid quarterly dividends, each amounting to $2.4 million ($0.15 per share), since the second quarter of 1996. Management currently expects to continue this level of quarterly dividend. Other than expenditures associated with environmental matters (see Note 14 of the Notes to Consolidated Financial Statements), as of December 31, 1997 the Company had unrecorded outstanding commitments for capital expenditures of approximately $4.9 million. In addition to capital spending, the Company is incurring software development costs related to a new company-wide integrated computer system that replaced in the U.S. the formerly used Kimberly-Clark systems beginning January 1998. The portion of software development costs which were capitalized totaled $7.6 million in 1997 and, together with $2.7 million capitalized in 1996, were deferred on the balance sheet until such systems are placed in service (see Note 3 of the Notes to Consolidated Financial Statements). In the U.S., where the largest portion of the costs to-date have been incurred, most of the deferred costs will begin amortizing at the beginning of 1998 over a period of seven years using the straight-line method. The Company will continue to incur costs in France and, to a much lesser degree, in the U.S. in 1998 and 1999 as software modules are designed and installed.

     As discussed in greater detail in Note 5 of the Notes to Consolidated Financial Statements, the Company and its subsidiaries, SMF and PdM Industries, entered into a "Credit Agreement" dated November 27, 1995 which provides for term and revolving credit loans then totaling approximately $75 million and $40 million, respectively. On the Distribution date, the Company assumed $25 million of Kimberly-Clark debt, which it repaid with borrowings of the full amount under the U.S. term loan facility. Immediately prior to the Distribution, SMF made a cash payment to Kimberly-Clark of approximately $56 million, principally financed by borrowings of the full amount (approximately $50 million) by SMF under the French term loan facility. Additionally, in connection with the Distribution (i) SMF also retained $10.8 million of debt related to other Kimberly-Clark businesses, and (ii) LTRI paid an $8.2 million cash dividend to Kimberly-Clark.

     On February 2, 1998, SM-Spain, the Company's wholly-owned subsidiary, established in 1997 under the Spanish holding company regime, paid approximately $62.0 million in cash for 99.97 percent ownership interest in Pirahy , a specialty paper manufacturer located near Rio de Janeiro, Brazil. In connection with the acquisition of Pirahy, the Company modified its existing Credit Agreement in order to ensure sufficient funds for the transaction and to retain availability of funds sufficient to meet its ongoing cash requirements. The terms of the amended and restated Credit Agreement entered into on January 30, 1998 are substantially the same as in the prior Credit Agreement, except that it
(i) provides an additional $20.0 million term loan to SM-Spain, (ii) extends the maturities of the term loan facilities by approximately two years, and (iii) extends the expiration date of the revolving credit facilities to January 29, 1999. SM-Spain borrowed the remaining funds for the transaction from SMF, which in turn utilized its existing cash balances and borrowings from its revolving credit facilities.

     Additionally, on February 11, 1998, SM-Enterprises, a wholly-owned subsidiary of SMF, paid approximately $6.1 million for all of the outstanding shares of Ingefico, S.A. and 97.1 percent of the outstanding shares of its pulp and specialty paper manufacturing subsidiaries, Groupe SAPAM and Papeteries de la Moulasse, located in St. Girons in the southwestern part of France. Total net debt of approximately $5.8 million was also retained by the acquired companies. This acquisition, while important to the strategic growth of the Company and its ability to meet the demands of its customers, is not considered material to the consolidated financial statements.

     The Company believes its cash flow from operations, together with borrowings still available under its revolving credit facilities, will be sufficient to fund its ongoing cash requirements.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued two new statements, Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting of Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will both be effective for the Company's 1998 Annual Report to Stockholders. These two new statements will affect the Company's financial statement disclosures. The Company is evaluating how to implement these new disclosure requirements.

OUTLOOK

     During 1998, the Company expects to benefit from continued growth in sales volumes outside the U.S., reflecting increased demand for the Company's products, and from cost savings as a result of recently implemented capital projects. However, the higher corporate income tax rate in France is expected to negatively impact 1998 earnings by $.15 to $.20 per share compared with 1997. Amortization of capitalized software costs related to the new integrated computer systems in the U.S. will begin and is expected to reduce earnings by approximately $.05 per share in 1998 compared to 1997. Additionally, operating expenses for the new computer network in the U.S. over and above the amount previously paid to Kimberly-Clark for utilization of its systems are expected to have an unfavorable effect of approximately $.07 per share in 1998 compared to 1997. Start-up costs in the first quarter of 1998 related to the new U.S. computer systems will further reduce earnings by approximately $.04 per share.

     The Company will be integrating the Brazilian and French acquisitions, which occurred in February 1998, into SWM during 1998 but does not expect either to begin contributing positively to earnings until 1999. Also, the direction of the U.S. cigarette market remains unclear at this time, given the potential tobacco settlement legislation, the effect of lower exports of cigarettes by the Company's customers in the U.S. and the continuing adverse publicity for the tobacco industry.

     The per ton cost of wood pulp was relatively stable throughout 1997, but the wood pulp market is weakening entering 1998. The Company does not expect significant increases or decreases in the per ton cost of wood pulp during 1998 although per ton wood pulp costs may be somewhat lower during the first six months of the year. The Company expects to continue incurring due diligence costs, as it did in 1997, as potential external growth opportunities are explored. These kinds of costs vary significantly and cannot necessarily be predicted. In summary, the Company does not anticipate for 1998 the earnings increases experienced in 1996 and 1997.

     The Company expects capital spending for 1998 to be approximately $35 to $40 million in total. Capital spending for 1998, excluding that of acquired businesses, is estimated at approximately $30 million, focused primarily on internal capacity expansion, cost reduction opportunities and upgrades to environmental treatment facilities (see Note 14 of the Notes to Consolidated Financial Statements). In addition to capital spending, the Company expects to incur approximately $4 million of additional capitalized software costs in 1998 in the U.S., France and Canada.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain sections of this report, particularly the foregoing discussion regarding the "Outlook" of the Company, contain certain forward-looking statements, generally identified by phrases such as "the Company expects" or words of similar effect. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the results of the Company will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates. The following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 1998 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

  Year 2000 Compliance

     The Year 2000 compliance issue creates risk for the Company from unforeseen problems in its own software and hardware systems and from third parties with whom the Company transacts business around the world. Failure of the Company or third parties to effectively handle the Year 2000 issue could have a material impact on the Company's ability to conduct business after December 31, 1999. Although the aforementioned company-wide integrated corporate information systems project was initiated as a result of the Company's need to replace the Kimberly-Clark systems formerly used in the U.S., a benefit of the new systems is that they provide Year 2000 compliance in the area of corporate information systems. The Company is in the process of developing a comprehensive plan to ensure that its manufacturing process systems, administrative systems, interfaces with vendor and customer systems and other areas will be ready for the Year 2000. Other than the costs related to the corporate information systems, management does not expect the costs which the Company will incur to be Year 2000 compliant to be material to the Company's business, operations or financial condition.

  International Business Risks

     The Company's international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks and risks related to the restrictions of repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries.

  Tax and Repatriation Matters

     The Company and its subsidiaries are subject to income tax laws in each of the countries in which it does business through wholly-owned subsidiaries and through affiliates. The Company makes a comprehensive review of the income tax requirements of each of its operations, files appropriate returns and makes appropriate income tax planning analyses directed toward the minimization of its income tax obligations in these countries. Appropriate income tax provisions are determined on an individual subsidiary level and at the corporate level on both an interim and annual basis. These processes are followed using an appropriate combination of internal staff at both the subsidiary and corporate levels as well as independent outside advisors in review of the various tax laws and in compliance reporting for the various operations.

     Dividend distributions are regularly made to the U.S. from certain foreign subsidiaries and are appropriately considered in the provision for U.S. income taxes. The Company intends for the undistributed earnings of certain other foreign subsidiaries to be reinvested indefinitely. These undistributed earnings are not subject to either additional foreign income taxes or U.S. income taxes unless remitted as dividends. Accordingly, no provision has been made for U.S. taxes on those earnings. The Company regularly reviews the status of the accumulated earnings of each of its foreign subsidiaries and reevaluates the aforementioned dividend policy as part of its overall financing plans.

  Hedging Activities and Foreign Currency Exchange Risks

     Management selectively hedges the Company's foreign currency risks, as well as its exposure to interest rate increases on its variable rate long-term debt, when it is practical and economical to do so. The instruments used to hedge foreign currency risks are forward contracts and, to a lesser extent, option contracts. The Company utilizes various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. These instruments are purchased from well-known money center banks, insurance companies or government agencies (counterparties). Usually, the contracts extend for no more than 12 months, although their contractual term has been as long as 18 months. Management believes that credit risks with respect to the counterparties and the foreign currency risks that would not be hedged, were the counterparties to fail to fulfill their obligations under the contracts, are minimal in view of the financial strength of the counterparties.

     In addition to the effect of changes in currency exchange rates on operating profit, foreign currency losses have arisen from the remeasurement of non-local currency denominated monetary assets and liabilities into the currency of the country in which the operation is domiciled. These losses, most of which related to receivables from and payables to affiliated companies unrelated to the Businesses prior to the spin-off, are included in other income (expense) net. These receivables from and payables to such affiliated companies were settled as of the Distribution date.

     Additional information concerning foreign currency related matters is disclosed in Note 11 of the Notes to Consolidated Financial Statements.

  Inflation

     In recent years, inflation has not had a significant impact on the Company's cost structure.

  Effect of Changing Pulp Costs

     Pulp costs tend to be cyclical in nature and are a large component of product costs. The Company consumed approximately 71,000, 65,000 and 68,000 metric tons of wood pulp in 1997, 1996 and 1995, respectively. During the period from January 1995 through December 1997, the U.S. list price of the primary pulp grade used by the Company, northern bleached softwood kraft pulp, ranged from a low of $520 per metric ton to a high of $970 per metric ton. Generally, over time, the Company has been able to increase its selling prices in response to increased pulp costs and has generally reduced them when pulp costs have significantly declined. The Company may or may not be able to fully recover future pulp cost increases, or fully retain future pulp cost decreases, in its sales pricing structure.

  Seasonality

     Sales of the Company's products are not subject to seasonal fluctuations, except in the U.S. where customer shutdowns typically occurring in July and December have resulted in reduced net sales and operating profit during those two months. Additionally, the U.S. mills shut down equipment to perform additional maintenance during these months, resulting in higher product costs and reduced operating profit.

  Environmental Matters

     The Company is subject to federal, state, local and foreign environmental protection laws and regulations with respect to the environmental impact of air and water emissions and noise from its mills as well as its disposal of solid waste generated by its operations. The Company believes it is operating in compliance with, or is taking action aimed at ensuring compliance with, such laws and regulations. While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with these laws and regulations, these costs are not expected to materially affect the Company's business or results of operations. The Company, or its predecessor, has been named as a potentially responsible party at several waste disposal sites, none of which, individually, or in the aggregate, in management's opinion, is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity. However, there can be no assurance that such an effect will not occur at some future time. Additional information concerning environmental matters is disclosed in
Note 14 of the Notes to Consolidated Financial Statements and in Part I, Item 3 "LEGAL PROCEEDINGS" herein.

  Legal Proceedings

     Information concerning legal proceedings is disclosed in Note 13 of the Notes to Consolidated Financial Statements and in Part I, Item 3 "LEGAL PROCEEDINGS" herein. In addition, the Company is involved in legal actions and claims arising in the ordinary course of business. Management believes that such actions and claims will be resolved without a material effect on the Company's financial statements.

  Reliance on Significant Customers

     Most of the Company's customers are manufacturers of tobacco products located in 88 countries around the world. One such customer has accounted for a significant portion of the Company's net sales in each of the last several years, and the loss of such customer, or a significant reduction in that customer's purchases, could, at least temporarily, have a material adverse effect on the Company's results of operations. See Note 17 of the Notes to Consolidated Financial Statements.

  Tobacco Products and Governmental Actions

     In recent years, governmental entities, particularly in the U.S., have taken or have proposed actions that may have the effect of reducing consumption of tobacco products. Reports and speculation with respect to the alleged harmful physical effects of cigarette smoking and use of tobacco products have been publicized for many years and, together with actions to restrict or prohibit advertising and promotion of cigarettes or other tobacco products and to increase taxes on such products, are intended to discourage the consumption of cigarettes and other such products. In addition, litigation is pending against the major manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms. The possibility of a legislative settlement of such litigation in the United States may affect demand for the Company's products. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation may have on the tobacco industry. Nor is it possible to predict what additional legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect the consumer tobacco products industry in general.

     Approximately 94 percent of the Company's net sales are from products used by the tobacco industry in the making of cigarettes or other tobacco products. Management is unable to predict the effects that the above-described legal and governmental actions might have on the Company's results of operations and financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements:

     Consolidated Statements of Income for the years ended
      December 31, 1997, 1996 and 1995......................   29

     Consolidated Balance Sheets as of December 31, 1997 and
      1996..................................................   30

     Consolidated Statements of Cash Flows for the years
      ended December 31, 1997, 1996 and 1995................   31

     Notes to Consolidated Financial Statements.............   32

Report of Independent Auditors..............................   58

Management's Responsibility for Financial Reporting.........   59

     Schedules have been omitted because they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

                      (This page intentionally left blank)

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                              1997              1996              1995
                                                           ----------        ----------        ----------
                                                           (U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net Sales................................................    $460.6            $471.3            $462.9
  Cost of products sold..................................     338.7             357.1             361.7
                                                             ------            ------            ------
Gross Profit.............................................     121.9             114.2             101.2
  Selling expense........................................      17.4              18.2              17.4
  Research expense.......................................       6.4               6.0               4.5
  General expense........................................      16.2              16.0              13.3
  Restructuring charge...................................        --                --               7.3
                                                             ------            ------            ------
Operating Profit.........................................      81.9              74.0              58.7
  Interest expense.......................................      (4.1)             (5.3)             (3.1)
  Interest expense to affiliated companies...............        --                --             (10.4)
  Interest income from affiliated companies..............        --                --              13.7
  Other income (expense), net............................       1.6               1.2              (0.4)
                                                             ------            ------            ------
Income Before Income Taxes and Minority Interest.........      79.4              69.9              58.5
  Provision for income taxes.............................      28.6              26.0              17.6
                                                             ------            ------            ------
Income Before Minority Interest..........................      50.8              43.9              40.9
  Minority interest in earnings of subsidiary............       5.5               5.2               4.1
                                                             ------            ------            ------
Net Income...............................................    $ 45.3            $ 38.7            $ 36.8
                                                             ======            ======            ======
Net Income Per Common Share:
  Basic..................................................    $ 2.82            $ 2.41
                                                             ======            ======
  Diluted................................................    $ 2.77            $ 2.38
                                                             ======            ======
  Unaudited Pro Forma -- Basic and Diluted (See Note
     2)..................................................                                        $ 1.81
                                                                                                 ======

                 See Notes to Consolidated Financial Statements

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                               1997         1996
                                                              -------      -------
                                                              (U.S. $ IN MILLIONS)
                                      ASSETS
Current Assets
  Cash and cash equivalents.................................  $ 37.2       $ 30.9
  Accounts receivable.......................................    57.0         65.1
  Inventories...............................................    56.3         49.2
  Deferred income tax benefits..............................     3.3          3.3
  Prepaid expenses..........................................     3.8          2.1
                                                              ------       ------
          Total Current Assets..............................   157.6        150.6
                                                              ------       ------
Property
  Land and improvements.....................................     5.9          5.4
  Buildings and improvements................................    45.6         42.2
  Machinery and equipment...................................   296.1        272.0
  Construction in progress..................................    22.4         41.4
                                                              ------       ------
     Gross Property.........................................   370.0        361.0
  Less accumulated depreciation.............................   168.9        166.8
                                                              ------       ------
          Net Property......................................   201.1        194.2
                                                              ------       ------
Noncurrent Deferred Income Tax Benefits.....................    18.4         30.2
                                                              ------       ------
Deferred Charges and Other Assets...........................    13.9          5.6
                                                              ------       ------
Total Assets................................................  $391.0       $380.6
                                                              ======       ======

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt.........................  $  2.5       $  2.9
  Other short-term debt.....................................     0.5          1.3
  Accounts payable..........................................    43.4         54.5
  Accrued expenses..........................................    43.0         42.5
  Income taxes payable......................................     1.1          0.6
                                                              ------       ------
          Total Current Liabilities.........................    90.5        101.8
                                                              ------       ------
Long-Term Debt..............................................    80.8         86.6
                                                              ------       ------
Deferred Income Taxes.......................................    11.2          9.5
                                                              ------       ------
Other Noncurrent Liabilities................................    21.9         19.7
                                                              ------       ------
Minority Interest...........................................     7.1          7.0
                                                              ------       ------
Contingencies (See Notes 6, 13 and 14)
Stockholders' Equity
  Preferred Stock -- $.10 par value -- 10,000,000 shares
     authorized, none issued................................      --           --
  Common Stock -- $.10 par value -- 100,000,000 shares
     authorized, 16,065,443 and 16,052,621 shares issued and
     outstanding at December 31, 1997 and 1996,
     respectively...........................................     1.6          1.6
  Additional paid-in capital................................    60.3         60.0
  Retained earnings.........................................   113.5         77.8
  Unrealized currency translation adjustments...............     4.1         16.6
                                                              ------       ------
          Total Stockholders' Equity........................   179.5        156.0
                                                              ------       ------
Total Liabilities and Stockholders' Equity..................  $391.0       $380.6
                                                              ======       ======

                 See Notes to Consolidated Financial Statements

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                               1997     1996     1995
                                                              ------   ------   ------
                                                                (U.S. $ IN MILLIONS)
Operations
  Net income................................................  $ 45.3   $ 38.7   $ 36.8
  Depreciation..............................................    14.4     13.4     13.4
  Deferred income tax provision (benefit)...................     9.9      8.6     (0.1)
  Minority interest in earnings of subsidiary...............     5.5      5.2      4.1
  Non-cash utilization of restructuring reserve.............      --      4.7       --
  Other.....................................................     3.0      1.3      0.3
  Changes in operating working capital:
     Accounts receivable....................................     8.1      4.4     (5.1)
     Inventories............................................    (7.1)     6.8     (7.9)
     Accounts payable.......................................   (11.1)    10.2      8.5
     Accrued expenses.......................................     0.5     (1.1)    12.2
     Prepaid expenses.......................................    (1.7)    (1.1)     1.4
     Income taxes payable...................................     0.5     (0.7)     1.3
                                                              ------   ------   ------
       Net changes in operating working capital.............   (10.8)    18.5     10.4
                                                              ------   ------   ------
          Cash Provided by Operations.......................    67.3     90.4     64.9
                                                              ------   ------   ------
Investing
  Capital spending..........................................   (35.8)   (51.5)   (22.5)
  Capitalized software costs................................    (7.6)    (2.7)      --
  Advances to affiliates....................................      --       --     (2.5)
  Other.....................................................    (4.7)    (1.7)     3.6
                                                              ------   ------   ------
          Cash Used for Investing...........................   (48.1)   (55.9)   (21.4)
                                                              ------   ------   ------
Financing
  Cash dividends paid to SWM stockholders...................    (9.6)    (7.2)      --
  Cash dividends paid to minority owner.....................    (4.5)    (0.9)    (7.2)
  Cash dividends paid to affiliates.........................      --       --    (18.5)
  Return of capital.........................................      --       --    (56.0)
  Changes in receivables from affiliates....................      --       --    144.7
  Changes in short-term debt................................    (0.8)    (1.2)     1.8
  Changes in debt payable to affiliates within one year.....      --       --   (155.7)
  Proceeds from issuances of long-term debt.................     5.6      5.4     81.4
  Payments on long-term debt................................    (3.9)    (5.6)   (28.7)
  Issuance of capital stock.................................     0.3       --       --
                                                              ------   ------   ------
          Cash Used for Financing...........................   (12.9)    (9.5)   (38.2)
                                                              ------   ------   ------
Increase in Cash and Cash Equivalents.......................     6.3     25.0      5.3
Cash and Cash Equivalents at beginning of year..............    30.9      5.9      0.6
                                                              ------   ------   ------
Cash and Cash Equivalents at end of year....................  $ 37.2   $ 30.9   $  5.9
                                                              ======   ======   ======

                 See Notes to Consolidated Financial Statements

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 1.  BACKGROUND

     In April 1995, the Board of Directors of Kimberly-Clark Corporation ("Kimberly-Clark") approved a plan providing for a distribution (the "Distribution") to its stockholders through a tax-free spin-off of its U.S., French and Canadian business operations that manufacture and sell tobacco-related papers and other specialty paper products (the "Businesses").

     In order to effectuate the spin-off of the Businesses, on August 21, 1995 and July 31, 1995, respectively, Schweitzer-Mauduit International, Inc. ("SWM") and Schweitzer-Mauduit Canada, Inc. ("SM-Canada") were incorporated and nominally capitalized. Prior to the Distribution, Kimberly-Clark transferred to SWM (the "Transfer") (i) the assets and liabilities of its U.S.-based specialty products business; (ii) all of the issued and outstanding shares of SM-Canada and of Schweitzer-Mauduit France, S.A.R.L., (previously named Kimberly-Clark France S.A.R.L., or "S.A.R.L.") a French corporation ("SMF"); and (iii) 72 percent of the issued and outstanding shares of LTR Industries, S.A., a French corporation ("LTRI"). After the Transfer, the Company consisted of the operating assets and liabilities of Kimberly-Clark's U.S. specialty products business and investments in SM-Canada (100 percent owned), SMF (100 percent owned) and LTRI (72 percent owned). SMF, directly or indirectly, owns 100 percent of two principal French operating subsidiaries, Papeteries de Mauduit S.A. ("PdM") and Papeteries de Malaucene S.A. ("PdMal"), and a French holding company, Schweitzer-Mauduit Enterprises S.A. ("SM-Enterprises"). The Transfer was accounted for at historical cost in a manner similar to that in pooling of interests accounting as the entities were all under common control. (As used herein, the Company means SWM and/or one or more of its several subsidiaries, as determined by the context.)

     In July 1995, the stockholders of SMF, then a wholly-owned subsidiary of Kimberly-Clark, approved the conversion of $65.4 of receivables from an affiliated company to an equity investment in such company. Such affiliated company was one of two wholly-owned consumer and service products ("C&S") subsidiaries (unrelated to the tobacco-related and specialty papers businesses) which were merged together, and the shares of the merged entity were distributed to Kimberly-Clark prior to the Distribution. The conversion of receivables to an equity investment was recorded as a return of capital to Kimberly-Clark, reducing the par value of common stock of SMF by $37.1, with the $28.3 excess recorded as a non-cash dividend reducing retained earnings. SMF remained part of SWM to permit PdM and PdMal to utilize income tax loss carryforwards previously generated by the French C&S operations.

     On November 1, 1995, Kimberly-Clark announced that its Board of Directors had approved the Distribution of all outstanding shares of common stock of SWM to Kimberly-Clark stockholders. The Distribution was made on November 30, 1995 to stockholders of record on November 13, 1995. Effective at the close of business on November 30, 1995 (the "Distribution Date"), the Company became an independent, publicly owned company as a result of the Distribution.

     Pursuant to a Distribution Agreement, SWM and Kimberly-Clark entered into various agreements that govern certain relationships between them, as well as having provided an orderly transition to the status of two separate companies, including a Tax Sharing Agreement, an Employee Matters Agreement, a Corporate Services Agreement and a Transfer, Contribution and Assumption Agreement ("Transfer Agreement").

     The Distribution Agreement established and provided for the principal corporate transactions necessary to effect the Distribution, including the transfer of assets to the Company and assumption by the Company of liabilities associated with the operation of the Businesses, as well as the cash payments to Kimberly-Clark. Other ancillary agreements continue to govern the relationship between Kimberly-Clark and the Company with respect to or in consequence of the Distribution, including allocation of responsibility for certain pending legal proceedings, indemnities between the two companies and certain post-Distribution covenants.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     The Tax Sharing Agreement provides for, among other things, the treatment of tax matters for periods prior to the Distribution Date and responsibility for adjustments as a result of audits by taxing authorities and is designed to preserve the status of the Distribution as a tax-free distribution.

     Under the Corporate Services Agreement, Kimberly-Clark provided certain administrative, technical, and other services for a limited period of time. It has also provided, and will continue during 1998 to provide, certain limited information systems support. Charges for such services have been equal to or based on the cost of rendering such services. In addition, through January 31, 1996, Kimberly-Clark provided the Company tenancy services with respect to the office and research space which the Company had occupied in Kimberly-Clark's Roswell, Georgia facilities.

     The Employee Matters Agreement provides for the Company's and Kimberly-Clark's respective obligations to employees and former employees who are or were associated with the Businesses and for other employment and employee benefit matters.

     Under the Transfer Agreement, Kimberly-Clark assigned to the Company all intellectual property rights (such as patent and trademark rights, trade secrets and know-how) related to the operations of the Businesses, except for certain rights which were retained by Kimberly-Clark and licensed to the Company on a perpetual, non-exclusive, royalty-free and, in certain cases, non-transferable basis. The Transfer Agreement also established time periods during which the Company has agreed to comply with certain restrictions on its ability to compete with certain Kimberly-Clark foreign affiliates in the countries such affiliates currently sell cigarette paper, tipping paper and plug wrap paper used to wrap various parts of a cigarette ("Cigarette Papers").

     During 1997, the Company established and nominally capitalized Schweitzer-Mauduit Spain, S.L. ("SM-Spain"), a 100 percent owned holding company organized under the Spanish holding company regime. SM-Spain is intended to be used as a holding company for certain of SWM's foreign investments, including foreign investments acquired in the future.

NOTE 2.  BASIS OF PRESENTATION AND PRO FORMA DATA

  Basis of Presentation

     These financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect amounts of assets and liabilities reported, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reported for the periods. Actual results could differ from these estimates. These financial statements include the accounts of SWM and its majority-owned subsidiaries. All material intercompany and interdivisional transactions are eliminated.

     All of the 1997 and 1996 financial statements are presented on a consolidated basis. The Statements of Income and Cash Flow for the year ended December 31, 1995 include the combined results of operations and cash flows of the Businesses under Kimberly-Clark for the eleven months prior to the Distribution Date, as if the Businesses had been operating as a single entity prior to the Distribution, and the consolidated results of operations and cash flows of the Company for the one month period ended December 31, 1995. The combined statements include historical information and reflect the net income and cash flows of the Businesses, of which Kimberly-Clark's U.S. business had been reported as a division (not a separate legal entity) of Kimberly-Clark, the Canadian business had been reported as a division of a Canadian subsidiary of Kimberly-Clark, and the French businesses had been reported as consolidated subsidiaries of Kimberly-Clark.

     The French C&S operations have been excluded from the financial statements of SWM prior to the Distribution because the Businesses and the French C&S operations had been independently operated and

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

managed, had totally separate facilities, no common sales forces or purchasing functions, no substantive intercompany transactions (except in the ordinary course of managing Kimberly-Clark's intercompany financing activities), and no other commonalities, in substance or in form. The accompanying financial statements accordingly reflect the distribution of the French C&S subsidiaries to Kimberly-Clark as of the beginning of the earliest period presented.

  Pro Forma Data (Unaudited)

     Pro forma net income is presented based on data prepared under assumptions as to the effects on the Company's financial statements of certain intercompany, equity and operating transactions related to the Distribution as though these transactions occurred at the beginning of the periods presented. The pro forma financial data is unaudited, is presented for informational purposes only and does not reflect the future earnings or results of operations of the Company or what the earnings or results of operations of the Company would have been had the Businesses been operated as a separate, independent company for the periods presented. Pro forma net income per common share has been computed based on the assumption that pro forma average shares outstanding for all periods prior to the Distribution Date were the actual number of shares issued and distributed in the Distribution. The number of shares outstanding from the Distribution date to December 31, 1995 did not change.

     The following summarizes the effects of the pro forma adjustments and the pro forma weighted average common shares outstanding:

                                                                 1995
                                                              ----------
Historical net income.......................................       $36.8
Pro forma adjustments:
  Incremental operating expense(1)..........................        (4.5)
  Incremental interest expense(2)...........................        (4.9)
  Reversal of interest expense and income to (from)
     affiliates, net(3).....................................        (3.3)
  Net tax benefit of adjustments............................         4.9
                                                                   -----
Pro forma net income........................................       $29.0
                                                                   =====
Pro forma net income per common share -- Basic and
  Diluted...................................................       $1.81
                                                                   =====
Pro forma weighted average common shares outstanding........  16,051,109
                                                              ==========

---------------

(1) Estimated incremental information systems, administration and management expense associated with being a stand-alone publicly-owned entity.
(2) Estimated incremental interest expense associated with new debt issued and debt assumed from Kimberly-Clark, and to adjust other interest expense for the estimated effect of the pro forma adjustments.
(3) Reversal of intercompany interest income and expense related to inter-company receivables and liabilities attributable to Kimberly-Clark's European cash management program.

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

     The Company's accounting policies conform to generally accepted accounting principles. Significant policies followed are described below.

  Revenue Recognition

     Sales are generally recognized upon shipment of the product to the customer.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

  Foreign Currency Translation

     Income and expense items attributable to the operations in Canada and France are translated into U.S. dollars at average exchange rates prevailing during the periods. The balance sheets of these operations are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in stockholders' equity as unrealized currency translation adjustments. Foreign currency gains and losses arising from settlement of transactions in non-local currencies and remeasurement of non-local currency denominated monetary assets and liabilities are included in other income (expense), net.

  Earnings Per Share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which simplifies standards for computing earnings per share ("EPS") information. SFAS No. 128 replaces the presentation of "primary" and, when required, "fully diluted" EPS with a presentation of "basic" and "diluted" EPS. Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average number of common shares used in the calculation of basic net income per common share for 1997 and 1996 were 16,059,900 and 16,052,100, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average number of common and potential common shares used in the calculation of diluted net income per common share for 1997 and 1996 were 16,338,600 and 16,216,900, respectively. The only potential common shares are those related to stock options outstanding during the respective years. All earnings per share information for 1996, and for interim periods of 1997, has been restated to conform to the requirements of SFAS No. 128.

  Cash and Cash Equivalents

     Cash and cash equivalents include cash, time deposits, and readily marketable securities with original maturities of three months or less. The recorded amount reported in the balance sheet approximates fair value.

  Inventories

     Most U.S. inventories are valued at cost on the Last-In, First-Out (LIFO) method. The balance of the U.S. inventories and inventories of operations outside the U.S. are valued at the lower of cost, using the First-In, First-Out
(FIFO) and weighted average methods, or market.

  Property and Depreciation

     Property, plant and equipment are stated at cost. Depreciable property is depreciated on the straight-line method for accounting purposes. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the balance sheet, and any gain or loss on the transaction is included in income. The depreciable lives for the principal asset categories are as follows:

                    ASSET CATEGORY                          DEPRECIABLE LIFE
                    --------------                          ----------------
Machinery and Equipment................................  5 to 20 years
Buildings..............................................  20 to 40 years
Building Improvements..................................  Lesser of 20 years or remaining life of the
                                                         relevant building or
                                                         lease

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

  Capitalized Software Costs

     The Company capitalizes certain purchases of software and software design and installation costs in connection with major projects for software development for internal use. These costs are included in Deferred Charges and Other Assets on the consolidated balance sheet and are amortized on the straight line method for accounting purposes over the estimated useful life not to exceed seven years. Costs associated with business process redesign, end-user training and system start-up are expensed as incurred.

  Impairment of Assets

     The Company periodically assesses the likelihood of recovering the cost of long-lived assets based on its expectation of future profitability and undiscounted cash flow of the related operations. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property and purchased intangibles.

  Income Taxes

     Prior to the Distribution, for United States federal and state income tax return purposes, taxable income of the Businesses' U.S. operations was included in the consolidated income tax returns of Kimberly-Clark. Prior to the Distribution, for Canadian federal and provincial income tax purposes, taxable income of the Businesses' Canadian operations was included in the income tax returns of Canadian subsidiaries of Kimberly-Clark. In France, prior to the Distribution, SMF, PdM, PdMal and SMF's other subsidiaries, the French C&S subsidiaries, were included in the consolidated income tax group of SMF, while LTRI separately filed its own income tax returns. Subsequent to the Distribution, the French C&S subsidiaries are no longer included in the consolidated income tax group of SMF, and LTRI will continue to separately file its own income tax returns. Income tax expense and deferred income tax assets and liabilities attributable to these operations in the consolidated and separate filings are determined under the asset and liability method. Deferred income taxes have been provided on the differences between the financial reporting and tax basis of assets and liabilities by applying enacted tax rates in effect for the years in which the differences are expected to reverse.

  Employee Benefits

     Prior to the Distribution, most U.S. and Canadian employees of the Company participated in employee benefit plans, including pension, savings, medical and dental insurance, disability and other plans administered by Kimberly-Clark and its Canadian subsidiaries. The Company was charged for its portion of the costs of such plans, but Kimberly-Clark generally recorded the associated assets and liabilities, with the exception of postretirement benefits other than pensions, and did not allocate them to the Company. Subsequent to the Distribution, the Company established substantially all the same employee benefit plans as those previously provided by Kimberly-Clark. In connection with the Distribution, Kimberly-Clark retained the employee benefit obligations for the Company's retired participants as of the Distribution Date, and the Company assumed the benefit obligations for its active employees. As a result, certain of the Company's employee benefit liabilities were adjusted as of the Distribution Date. The net amount of such assets and liabilities transferred in connection with the Distribution was not significant.

  Stock Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for stock compensation, including stock options to employees. This statement provides entities a choice of recognizing related compensation expense by adopting the fair value method or to measure compensation using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25. The Company has elected to continue to measure compensation cost for stock options based on the intrinsic

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees" (See Note 8). Payments in the form of shares of the Company made to third parties are recorded at fair value based on the market value of the Company's common stock at the time of payment.

  Environmental Spending

     Environmental spending related to current operations which qualifies as property, plant and equipment, substantially increases the economic value or extends the useful life of an asset is capitalized. All other such spending is expensed as incurred. Environmental spending relating to an existing condition caused by past operations is expensed. Liabilities are recorded when environmental assessments or remedial efforts are probable, and the costs can be reasonably estimated. Generally, timing of these accruals coincides with completion of a feasibility study or commitment to a formal plan of action.

  New Accounting Standards

     In June 1997, the FASB issued two new statements, SFAS No. 130, "Reporting of Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will both be effective for the Company's 1998 Annual Report to Stockholders. These two new statements will affect the Company's financial statement disclosures. The Company is evaluating how to implement these new disclosure requirements.

NOTE 4.  SUPPLEMENTAL DISCLOSURES

Supplemental Balance Sheet Data

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1997        1996
                                                              ------      ------
Summary of Accounts Receivable:
  Trade.....................................................  $45.3       $53.1
  Other.....................................................   12.1        12.5
  Less allowances for doubtful accounts and sales
     discounts..............................................   (0.4)       (0.5)
                                                              -----       -----
          Total.............................................  $57.0       $65.1
                                                              =====       =====

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1997        1996
                                                              ------      ------
Summary of Inventories by Major Class:
  At the lower of cost on the First-In, First-Out (FIFO) and weighted average methods or market:
     Raw materials..........................................  $20.1       $19.7
     Work in process........................................   11.3        10.4
     Finished goods.........................................   21.4        16.3
     Supplies and other.....................................    9.7        10.0
                                                              -----       -----
                                                               62.5        56.4
     Excess of FIFO cost over Last-In, First-Out (LIFO)
      cost..................................................   (6.2)       (7.2)
                                                              -----       -----
          Total.............................................  $56.3       $49.2
                                                              =====       =====

     Total inventories included $31.3 and $27.9 of inventories subject to the LIFO method of valuation at December 31, 1997 and 1996, respectively. If LIFO inventories had been valued at FIFO cost, net income would have been decreased by $0.6 in 1997, decreased by $1.4 in 1996 and increased by $1.3 in 1995.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1997        1996
                                                              ------      ------
Summary of Accrued Expenses:
Accrued salaries, wages and employee benefits...............  $22.2       $22.9
Other accrued expenses......................................   20.8        19.6
                                                              -----       -----
          Total.............................................  $43.0       $42.5
                                                              =====       =====

Analysis of Allowances for Doubtful Accounts and Sales Discounts:

                                                         BALANCE AT                WRITE-OFFS    BALANCE
                                                         BEGINNING    CHARGED TO      AND       AT END OF
                                                         OF PERIOD     EXPENSES    DISCOUNTS      PERIOD
                                                         ----------   ----------   ----------   ----------
AS OF DECEMBER 31, 1997
Allowances for doubtful accounts.......................     $0.5         $ --         $0.1         $0.4
Allowances for sales discounts.........................       --          0.2          0.2           --
                                                            ----         ----         ----         ----
          Total........................................     $0.5         $0.2         $0.3         $0.4
                                                            ====         ====         ====         ====
AS OF DECEMBER 31, 1996
Allowances for doubtful accounts.......................     $0.5         $ --         $ --         $0.5
Allowances for sales discounts.........................       --          0.1          0.1           --
                                                            ----         ----         ----         ----
          Total........................................     $0.5         $0.1         $0.1         $0.5
                                                            ====         ====         ====         ====
AS OF DECEMBER 31, 1995
Allowances for doubtful accounts.......................     $0.3         $0.2         $ --         $0.5
Allowances for sales discounts.........................       --          0.1          0.1           --
                                                            ----         ----         ----         ----
          Total........................................     $0.3         $0.3         $0.1         $0.5
                                                            ====         ====         ====         ====

Supplemental Cash Flow Information

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                               1997         1996         1995
                                                              -------      -------      -------
Interest paid to non-affiliated companies...................   $ 4.2        $ 4.4        $ 2.9
Interest capitalized........................................     0.5          0.4          0.2
Income taxes paid(1)........................................    17.7         17.5          7.1
Increase (decrease) in cash and cash equivalents due to
  exchange rate changes.....................................   $(2.5)       $(0.7)       $ 0.1

---------------

(1) Amounts for 1995 represent income taxes paid by LTRI. In 1995 subsequent to the Distribution, SWM and SM-Canada paid no income taxes. Prior to the Distribution, the Businesses' U.S. and Canadian operations were divisions of U.S. and Canadian corporations, respectively. Income tax payments related to these divisions are not included in the amounts presented, because such payments are not separately identifiable. Had income tax payments been made equivalent to the current portions of the income tax provisions reflected in the accompanying financial statements for these divisions, such payments would have been $6.9 in 1995. The SMF consolidated tax group paid only nominal amounts of minimum required income taxes in all periods presented due to the net operating loss carryforwards retained in the Distribution.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 5.  DEBT

     On November 27, 1995, the Company, SMF and PdM Industries S.N.C. ("PdM Industries"), a subsidiary owned 99 percent by PdM and one percent by SMF, entered into an unsecured credit agreement (the "Credit Agreement") with a group of banks to provide term and revolving loans totaling 375 million French francs (or approximately $63 at December 31, 1997 and $72 at December 31, 1996) to SMF and PdM Industries (the "French Credit Facility") and term and revolving loans totaling $40.0 to the Company (the "U.S. Credit Facility" and, together with the French Credit Facility, the "Credit Facilities"). The French Credit Facility consists of a five-year term loan to SMF in the amount of 250 million French francs (or approximately $42 at December 31, 1997 and $48 at December 31, 1996) (the "French Term Loan Facility") and a renewable 364-day revolving credit facility available to both SMF and PdM Industries in an amount of up to 125 million French francs (or approximately $21 at December 31, 1997 and $24 at December 31, 1996) (the "French Revolving Credit Facility"). Borrowings under the French Credit Facility are guaranteed by the Company. The U.S. Credit Facility consists of a five-year term loan to the Company in the amount of $25.0 (the "U.S. Term Loan Facility", and, together with the French Term Loan Facility, the "Term Loan Facilities") and a renewable 364-day revolving credit facility available to the Company in an amount of up to $15.0 (the "U.S. Revolving Credit Facility" and, together with the French Revolving Credit Facility, the "Revolving Credit Facilities"). The Revolving Credit Facilities were renewed to extend the facilities to November 23, 1998. Loans under each of the Term Loan Facilities are payable in three equal semi-annual installments beginning four years following the making of the term loans thereunder.

     The interest rates under the Term Loan Facilities are based, at the election of the Company, on either (a) the sum of (i) either 0.375 percent per annum or 0.300 percent per annum (the "Applicable Margin"), determined by reference to the Company's Leverage Ratio (as defined in the Credit Agreement) plus (ii) the London interbank offered rate ("LIBOR"), or (b) an alternate base rate. The interest rates under the Revolving Credit Facilities are based, at the election of the Company, on either (a) the sum of (i) 0.200 percent per annum plus (ii) LIBOR, or (b) an alternate base rate.

     The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company maintain certain defined financial ratios (a minimum Tangible Net Worth, a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio, all as defined in the Credit Agreement). Events of default under the Credit Agreement include, among other things, termination of the Company's supply agreement with Philip Morris without entry into one or more suitable replacement agreements.

     On the Distribution date, the Company in the U.S. assumed $25.0 of Kimberly-Clark debt, which it repaid with borrowings of the full amount under the U.S. Term Loan Facility. In France, SMF retained $10.8 of Kimberly-Clark debt outstanding which related to the French C&S operations of Kimberly-Clark. In addition and immediately prior to the Distribution, SMF made a cash payment to Kimberly-Clark of approximately $56, principally financed by borrowings of the full amount by SMF under the French Term Loan Facility.

     In January 1996, the Company entered into a six month interest rate hedge agreement related to its French Term Loan Facility having a total notional principal amount of 250 million French francs to fix the LIBOR rate at 4.4 percent, beginning July 30, 1996 and ending January 30, 1997. In December 1996, the Company entered into a new interest rate hedge agreement to fix the LIBOR rate at approximately 3.5 percent on a notional principal amount of 170 million French francs (or approximately $28 at December 31, 1997 and $32 at December 31,
1996) beginning January 30, 1997 and ending January 30, 1998. In December 1997, the Company entered into a new interest rate hedge agreement to fix the LIBOR rate at approximately 3.9 percent on a notional principal amount of 250 million French francs beginning January 30, 1998 and ending July 30,

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

1998 and at approximately 4.1 percent on the same notional principal amount beginning July 30, 1998 and ending January 30, 1999.

     In January 1996, the Company entered into a six month interest rate hedge agreement related to its U.S. Term Loan Facility having a total notional principal amount of $25.0 to fix the LIBOR rate at 5.0 percent, beginning July 30, 1996 and ending January 30, 1997. In October 1996, the Company entered into a new interest rate hedge agreement for the same notional amount to fix the LIBOR rate at 6.1 percent beginning January 30, 1997 and ending January 30, 1998. In September 1997, the Company entered into a new interest rate hedge agreement for the same notional amount to fix the LIBOR rate at 5.9 percent beginning January 30, 1998 and ending July 30, 1998.

     The effective interest rates on the Term Loan Facilities at December 31, 1997 and 1996 for France were 3.8 percent and 4.8 percent, respectively, and for the U.S. were 6.4 percent and 5.4 percent, respectively.

     At both December 31, 1997 and 1996, long-term debt other than the Term Loans primarily consisted of obligations of the French operations related to government mandated profit sharing. These amounts bear interest at the five year treasury note rate in France (6.0 percent and 5.8 percent as of December 31, 1997 and 1996, respectively) and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

     Following are the balances for these long-term debt obligations as of December 31:

                                                              1997    1996
                                                              -----   -----
French Term Loan............................................  $41.8   $47.7
U.S. Term Loan..............................................   25.0    25.0
French Employee Profit Sharing..............................   15.0    15.5
Other.......................................................    1.5     1.3
                                                              -----   -----
                                                               83.3    89.5
Less current portion........................................   (2.5)   (2.9)
                                                              -----   -----
                                                              $80.8   $86.6
                                                              =====   =====

     Following are the scheduled maturities for these long-term debt obligations as of December 31, 1997:

1998........................................................  $ 2.5
1999........................................................   25.6
2000........................................................   47.6
2001........................................................    3.1
2002........................................................    4.0
Thereafter..................................................    0.5
                                                              -----
                                                              $83.3
                                                              =====

     At December 31, 1997, the French and the U.S. operations of the Company had approximately $21 and $15.0, respectively of Revolving Credit Facilities. These facilities, which were unused at December 31, 1997, permit borrowing at competitive interest rates and are available for general corporate purposes. The Company pays commitment fees on the unused portion of these facilities at an annual rate of .10 percent and may cancel the facilities without penalty at any time prior to their expiration at November 23, 1998.

     The Company also had another bank credit facility available in the U.S. of $5.0, none of which was outstanding at December 31, 1997. Additionally, SMF had approximately $8 of other bank credit facilities available, of which $0.5 was outstanding at December 31, 1997. No commitment fees are paid on the unused portion of these facilities.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     At December 31, 1997 and 1996, the estimated fair value of the Company's long-term debt and short-term debt approximated the carrying amount. These fair values were based on quoted market prices for the same or similar debt or on current rates offered to the Company for obligations with the same maturities.

     In early February 1998, the Company completed two previously announced acquisitions (see Note 16). In anticipation of these, the Company modified its existing Credit Agreement in order to ensure sufficient funds for the transactions and to retain availability of funds sufficient to meet its ongoing cash requirements. The terms of the Amended and Restated Credit Agreement entered into on January 30, 1998 are substantially the same as the prior Credit Agreement, except that it (i) provides an additional $20.0 term loan to SM-Spain, (ii) extends the maturities of the Term Loan Facilities by approximately two years, and (iii) extends the expiration date of the Revolving Credit Facilities to January 29, 1999.

NOTE 6.  INCOME TAXES

     An analysis of the provision (benefit) for income taxes for the years ended December 31, 1997, 1996, and 1995 follows:

                                                               1997    1996    1995
                                                              ------   -----   -----
Current income taxes:
  U.S. Federal..............................................  $  3.8   $ 4.9   $ 5.2
  U.S. State................................................     0.7     0.9     1.2
  Canada and France.........................................    14.2    11.6    11.3
                                                              ------   -----   -----
                                                                18.7    17.4    17.7
                                                              ------   -----   -----
Deferred income taxes:
  U.S. Federal..............................................     1.5     1.2    (1.7)
  U.S. State................................................     0.3     0.2    (0.4)
  Canada and France.........................................     8.1     7.2     2.0
                                                              ------   -----   -----
                                                                 9.9     8.6    (0.1)
                                                              ------   -----   -----
          Total.............................................  $ 28.6   $26.0   $17.6
                                                              ======   =====   =====

     Income before income taxes included income of $63.5 in 1997, $51.8 in 1996, and $43.3 in 1995 from operations outside the U.S.

     A reconciliation of income tax computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows for the years ended December 31, 1997, 1996 and 1995:

                                                        1997               1996               1995
                                                  ----------------   ----------------   ----------------
                                                  AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                                                  ------   -------   ------   -------   ------   -------
Tax at U.S. statutory rate......................  $27.8     35.0%    $24.5     35.0%    $20.5     35.0%
State income taxes, net of federal tax
  benefit.......................................    0.6      0.8       0.7      1.0       0.8      1.4
Statutory rates outside the U.S. (less than) in
  excess of U.S. statutory rate.................    4.2      5.3       0.7      1.0       0.5      0.9
French income tax rate increase -- deferred
  benefit.......................................   (2.0)    (2.6)       --       --      (4.5)    (7.7)
Change in French tax law........................   (2.1)    (2.6)       --       --        --       --
Other -- net....................................    0.1      0.1       0.1      0.2       0.3      0.5
                                                  -----     ----     -----     ----     -----     ----
Provision for income taxes......................  $28.6     36.0%    $26.0     37.2%    $17.6     30.1%
                                                  =====     ====     =====     ====     =====     ====

     The provision for income taxes in 1997 was impacted by an increase in the effective statutory income tax rate enacted in France in November 1997 from
36.67 percent to 41.67 percent for 1997 and 1998, retroactive

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

to January 1, 1997, and to 40.00 percent for 1999. The unfavorable effect on current taxes of the tax rate increase, including a retroactive adjustment for the eleven-month period ended November 30, 1997, was offset by the favorable effect on the deferred provision for income taxes due to the increased value of the tax benefits to be recognized from the net operating loss carryforwards retained by SMF estimated to be realized during 1997, 1998 and 1999, the periods of the higher income tax rates. The impact in 1997 attributable to deferred tax assets, net of liabilities, was a favorable $2.0 on the deferred provision for income taxes. Also impacting the 1997 provision for income taxes was the enactment in France in December 1997 of a law that eliminated taxation of a "provision for the fluctuating value of raw materials" that had been included in French deferred taxes. Cancellation of this deferred tax liability reduced the provision for income taxes by $2.1.

     The provision for income taxes was higher in 1996 and lower in 1995 primarily due to an increase in the effective statutory income tax rate enacted in France in July 1995 from 33.33 percent to 36.67 percent, retroactive to January 1, 1995. The net effect of the tax rate increase was favorable for 1995 because it increased the value of the tax benefits to be recognized from the net operating loss carryforwards retained by SMF. The impact in 1995 attributable to deferred tax assets, net of liabilities, was a favorable $4.5 on the deferred provision for income taxes, partially offset by an unfavorable impact on the current provision for income taxes of $1.3, including a retroactive adjustment for the six-month period ended June 30, 1995.

     The Company considers the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested or plans to repatriate such earnings only when tax effective to do so. Accordingly, no provision for U.S. federal and state income taxes has been made thereon. Upon distribution of those earnings in the form of dividends, loans to the U.S. parent, or otherwise, the Company could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to foreign tax authorities. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with its hypothetical calculation.

     Deferred income tax assets (liabilities) as of December 31, 1997 and 1996 are comprised of the following:

                                                               1997      1996
                                                              ------    ------
Current deferred income tax assets attributable to:
  Inventories...............................................  $ (1.1)   $ (1.0)
  Postretirement and other employee benefits................     2.4       2.3
  Other accrued liabilities.................................     2.3       1.9
  Other.....................................................    (0.3)      0.1
                                                              ------    ------
          Net current deferred income tax asset.............  $  3.3    $  3.3
                                                              ======    ======
Net noncurrent deferred income tax assets attributable to:
  Operating and capital loss carryforwards..................  $ 60.6    $ 73.6
  Accumulated depreciation..................................   (24.7)    (22.0)
  Other.....................................................    (1.1)     (3.3)
  Valuation allowances......................................   (16.4)    (18.1)
                                                              ------    ------
          Net noncurrent deferred income tax asset..........  $ 18.4    $ 30.2
                                                              ======    ======
Net noncurrent deferred income tax liabilities attributable
  to:
  Accumulated depreciation..................................  $(17.2)   $(16.0)
  Postretirement and other employee benefits................     8.0       7.2
  Other.....................................................    (2.0)     (0.7)
                                                              ------    ------
          Net noncurrent deferred income tax liability......  $(11.2)   $ (9.5)
                                                              ======    ======

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     In the above presentation, the net noncurrent deferred income tax assets relate to the French tax jurisdiction, and the net noncurrent deferred income tax liabilities relate to the U.S. and Canadian tax jurisdictions. Total deferred income tax assets were $56.9 and $67.0 at December 31, 1997 and 1996, respectively. Total deferred income tax liabilities were $46.4 and $43.0 at December 31, 1997 and 1996, respectively.

     Under French tax law, the net operating losses incurred through December 31, 1994 by the previously discussed C&S operations in France (see Note 1) were retained by SMF as of January 1, 1995. For the financial statements presented, the tax benefits from these net operating losses were recorded as a noncurrent deferred income tax asset and as a contribution to additional paid-in capital on the balance sheet in the year such losses arose.

     The following summarizes the changes in French net operating loss carryforwards ("NOL's") and the related noncurrent deferred income tax asset and valuation allowance for the years ended December 31, 1997, 1996 and 1995:

                                                                        TOTAL   VALUATION    NET
                                                            NOL'S       ASSET   ALLOWANCE   ASSET
                                                            ------      -----   ---------   -----
    Amount at December 31, 1994...........................  $179.8      $59.9    $   --     $59.9
    French income tax rate increase.......................      --        6.0        --       6.0
    Increase related to spin-off..........................    11.4        4.2      (4.2)       --
    1995 utilization......................................   (19.0)      (7.0)       --      (7.0)
    Currency translation effect...........................    17.8        6.6        --       6.6
                                                            ------      -----    ------     -----
    Amount at December 31, 1995...........................   190.0       69.7      (4.2)     65.5
    Increase related to filing of 1995 French tax
      returns.............................................    40.9       15.0     (15.0)       --
    1996 utilization......................................   (18.6)      (6.8)       --      (6.8)
    Currency translation effect...........................   (11.6)      (4.3)      1.1      (3.2)
                                                            ------      -----    ------     -----
    Amount at December 31, 1996...........................   200.7       73.6     (18.1)     55.5
    Decrease related to filing of 1996 French tax
      returns.............................................    (1.4)      (0.5)       --      (0.5)
    French income tax rate increase.......................      --        2.6      (0.5)      2.1
    1997 utilization......................................   (14.8)      (6.2)       --      (6.2)
    Currency translation effect...........................   (24.3)      (8.9)      2.2      (6.7)
                                                            ------      -----    ------     -----
    Amount at December 31, 1997...........................  $160.2      $60.6    $(16.4)    $44.2
                                                            ======      =====    ======     =====

     The 1995 French income tax rate increase effect of $6.0 on the deferred income tax asset shown above was partially offset by the effect on the French entities' net deferred income tax liabilities related to other items in arriving at the net effect of $4.5 on the deferred provision for income taxes previously mentioned. The valuation allowance of $4.2 was recorded to offset deferred income tax assets arising from additional tax loss carryforwards of $11.4 generated in 1995 related to the Distribution transactions. In addition, the Company's 1995 French income tax returns, filed in April 1996, included tax net loss carryforward amounts which were $40.9 greater than those which had previously been reflected on the Company's balance sheet. Thus, the Company recorded $15.0 of additional deferred tax assets in 1996. There is uncertainty, however, whether the benefit of these additional amounts will ultimately be realized by the Company. Accordingly, an additional valuation allowance of $15.0 was recorded to fully offset the additional deferred tax asset, resulting in no impact on net income for the year ended December 31, 1996.

     In April 1997, upon filing the Company's 1996 French income tax returns, an adjustment was recorded for an additional $1.4 of 1996 NOL utilization. The offset was a reduction to current income taxes payable related to 1996. The 1997 French income tax rate increase effect of $2.1 on the net deferred income tax asset shown above was slightly offset by the effect on the French entities' net deferred income tax liabilities related

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

to other items in arriving at the net effect of $2.0 on the deferred provision for income taxes previously mentioned. The effect of the income tax rate increase on the valuation allowance relates to the increased value of the gross NOL's for which it is more likely than not that such benefits will not be realized. To the extent that the asset related to those NOL's increased, the valuation allowance was increased by the same amount.

     Of the $160.2 of NOL's still available at December 31, 1997, $25.7 and $26.7 will expire in 1998 and 1999, respectively, if not utilized against taxable income. The remaining $107.8 of NOL's have no expiration date. Although not assured, PdM and PdMal are expected to generate taxable income in the future, as they have in the past, in amounts sufficient to permit utilization of most of the NOL's prior to their expiration. In addition, the Company intends to elect to include the newly acquired French entities (see Note 16) in the SMF consolidated tax group, although this will not be effective until January 1, 1999 because of French income tax rules. After the effects of the increased French income tax rates and currency exchange rate changes during the year, valuation allowances totaled $16.4 as of December 31, 1997, reducing the net asset to an amount which is estimated can be realized through utilization of the NOL's by the SMF consolidated income tax group. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. However, that amount could change if, among other considerations, estimates of future taxable income, or income tax regulations or interpretations, change during the carryforward period.

     The SMF consolidated tax group has not paid income taxes, except nominal amounts related to minimum required income taxes, in the periods presented in the financial statements and is not expected to pay income taxes until the NOL's are utilized.

     Along with numerous other companies and banks in France, PdM is subject to a tax claim with respect to its purchase of certain bonds in 1988 which were represented by the two selling banks as carrying specific tax benefits. The French taxing authority is challenging the use by PdM of those benefits. The tax claim against PdM by the French taxing authority is $1.9 as of December 31, 1997, including penalties for "abuse of the law" and late payment. A recent court decision has held that another purchaser of the bonds was not liable for "abuse of the law", thus eliminating that portion of the claim. The amount of penalties related to "abuse of the law" included in the tax claim against PdM is approximately $0.8. If the same decision were applied to the tax claim against PdM, PdM's exposure as of December 31, 1997 would be reduced to approximately $1.1. The Company is vigorously defending the claim based on the merits and has filed claims against each bank on the basis of their misrepresentation of certain facts. The Company's claim against one of the banks was rejected by a trial court in May 1996 and the Company has appealed this decision. In December 1997, the case against the other bank was stayed until the claim filed by the French taxing authority against PdM has been resolved. A reserve of $1.0 was established for this tax claim against PdM during the fourth quarter of 1997. Based on information currently available, there exists a reasonable possibility of an unfavorable outcome for this claim. Since the claim relates to a period prior to PdM joining the consolidated tax group, any unfavorable outcome could not be offset with the NOL's of the SMF consolidated tax group.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 7.  POSTRETIREMENT AND OTHER BENEFITS

  North American Pension Benefits

     Prior to the Distribution, substantially all of the U.S. and Canadian employees of the Company were covered by defined benefit pension plans and participated in pension plans covering employees of Kimberly-Clark and its Canadian subsidiaries at various locations. The portion of Kimberly-Clark's and its Canadian subsidiaries' pension costs attributable to the Company's U.S. and Canadian employees and reflected in the accompanying income statements was $1.5 for the eleven months ended November 30, 1995.

     Subsequent to the Distribution, the Company and its subsidiary in Canada established defined benefit retirement plans covering substantially all full-time employees. Retirees of the Company prior to the Distribution remained participants of their respective Kimberly-Clark plans. Retirement benefits are based on years of service and generally on the average compensation earned in the highest five of the last 15 years of service, essentially the same as the plans in which the employees had participated under Kimberly-Clark. Employees retained credit for prior service while employees of Kimberly-Clark. The Company's funding policy is to contribute assets that, at a minimum, fully fund the accumulated benefit obligation, subject to regulatory and tax deductibility limits. Under the Distribution, Kimberly-Clark was required to transfer a proportionate share of assets of its plans related to the employees who transferred to the Company in the Distribution. The plan assets for the U.S. and Canadian plans were transferred during 1997 from the Kimberly-Clark plans, in which the employees had participated prior to the Distribution, to the Company's plans upon receiving favorable determination letters from the Internal Revenue Service and Revenue Canada, respectively, qualifying the Company's plans. Plan assets are invested in a diversified portfolio consisting primarily of equity and debt securities.

     The components of net pension expense for U.S. employees for the years ended December 31, 1997 and 1996, and for the one month ended December 31, 1995 (subsequent to the Distribution), using estimated amounts related to assets to be transferred to the Company's plans from Kimberly-Clark's plans as well as estimates related to return on plan assets for the respective periods, were as follows:

                                                              1997   1996   1995
                                                              ----   ----   ----
Benefits earned.............................................  $2.1   $2.3   $0.2
Interest on projected benefit obligation....................   3.6    3.4    0.3
Amortizations and other.....................................    --    0.2     --
                                                              ----   ----   ----
                                                               5.7    5.9    0.5
Less expected return on plan assets (actual return on plan
  assets was a gain of $6.1, $5.2 and $0.3 in 1997, 1996 and
  1995, respectively).......................................   3.9    3.2    0.3
                                                              ----   ----   ----
Net pension expense.........................................  $1.8   $2.7   $0.2
                                                              ====   ====   ====

     The assumed long-term rate of return on pension assets for purposes of pension expense recognition for the U.S. employee plans was 10.0 percent for each of the years 1997, 1996 and 1995. Transition adjustments for these plans are being amortized on the straight-line method over 14 to 18 years.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     The funded status of the U.S. employee plans as of December 31, 1997 and 1996 are as follows:

                                              DECEMBER 31, 1997           DECEMBER 31, 1996
                                          -------------------------   -------------------------
                                               PLANS IN WHICH              PLANS IN WHICH
                                          -------------------------   -------------------------
                                            ASSETS      ACCUMULATED     ASSETS      ACCUMULATED
                                            EXCEED       BENEFITS       EXCEED       BENEFITS
                                          ACCUMULATED     EXCEED      ACCUMULATED     EXCEED
                                           BENEFITS       ASSETS       BENEFITS       ASSETS
                                          -----------   -----------   -----------   -----------
  Actuarial present value of benefit
     obligations:
       Vested...........................    $(32.6)        $(1.0)       $(32.1)        $(1.0)
       Nonvested........................      (7.1)         (0.4)         (1.3)           --
                                            ------         -----        ------         -----
          Accumulated benefit
            obligation..................     (39.7)         (1.4)        (33.4)         (1.0)
          Effects of projected future
            compensation levels.........     (12.0)         (1.2)        (10.8)         (0.4)
                                            ------         -----        ------         -----
          Projected benefit
            obligation..................     (51.7)         (2.6)        (44.2)         (1.4)
  Plan assets at fair value.............      45.1            --          39.3            --
                                            ------         -----        ------         -----
  Plan assets less than projected
     benefit obligation.................      (6.6)         (2.6)         (4.9)         (1.4)
  Unrecognized net loss (gain)..........       2.9           0.6           2.8          (0.4)
  Unamortized transition adjustments....       0.1           0.1           0.1           0.1
  Unamortized prior service costs.......        --            --            --           0.1
                                            ------         -----        ------         -----
  Net accrued pension cost..............    $ (3.6)        $(1.9)       $ (2.0)        $(1.6)
                                            ======         =====        ======         =====

     The discount rates used to determine the projected benefit obligation and accumulated benefit obligation for the U.S. employee plans were 7.25 percent and
7.75 percent at December 31, 1997 and 1996, respectively. The assumed long-term rates of compensation increases used to determine the projected benefit obligations for these plans were 4.0 percent for both December 31, 1997 and 1996.

  French Pension Benefits

     In France, employees are covered under a government administered program. In addition, the Company's French operations sponsor retirement indemnity plans which pay a lump sum retirement benefit to employees who retire from the Company. The Company's French operations also sponsor a supplemental executive pension plan which is designed to provide a retirement benefit equal to between 50 and 65 percent of final earnings, depending upon years of service, after considering other government and Company sponsored retirement plans. Plan assets are principally invested in the general asset portfolio of a French insurance company.

     The Company's net pension expense for the French pension plans was $1.1, $1.0 and $0.9 for the years ended December 31, 1997, 1996 and 1995, respectively. The assumed long-term rates of return on pension assets for purposes of pension expense recognition for the French plans were 8.0 percent for each of the years 1997, 1996 and 1995. Transition adjustments for these plans are being amortized on the straight-line method over 19 to 20 years.

     The Company's prepaid pension cost for the French plans whose assets exceeded accumulated benefits was $0.3 and $0.6 at December 31, 1997 and 1996, respectively. The Company's accrued pension cost for the French plans whose accumulated benefits exceeded assets was $2.0 and $1.2 at December 31, 1997 and 1996, respectively. The discount rate used to determine the projected benefit obligation and accumulated benefit obligation for the French plans was 8.0 percent at both December 31, 1997 and 1996. The assumed long-term

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

rates of compensation increases used to determine the projected benefit obligation for these plans were approximately 4.0 percent at both December 31, 1997 and 1996.

  Postretirement Health Care and Life Insurance Benefits

     Prior to the Distribution, substantially all U.S. and Canadian retired employees of the Company were covered by unfunded health care and life insurance benefit plans of Kimberly-Clark or its Canadian subsidiaries. Eligibility for such benefits was based on years of service and age at retirement. The plans were principally noncontributory for current retirees, and were contributory for most future retirees. The portion of Kimberly-Clark's and its Canadian subsidiaries' postretirement health care and life insurance benefits costs attributable to the Company's employees and reflected in the accompanying income statements was $1.5 for the eleven months ended November 30, 1995.

     Subsequent to the Distribution, the Company and its subsidiary in Canada established unfunded health care and life insurance benefit plans which will cover substantially all future retirees of the Company. Retirees of the Businesses prior to the Distribution remained participants of their respective Kimberly-Clark plans. Eligibility for benefits under the Company's plans is based on years of service and age at retirement, essentially the same as the plans in which the employees participated under Kimberly-Clark. Employees retained credit for prior service while employees of Kimberly-Clark. The Company's plans are noncontributory for certain long service employees when they retire, but are contributory for most other future retirees.

     The components of U.S. employee postretirement health care and life insurance benefit costs were as follows for the years ended December 31, 1997 and 1996, and for the one month ended December 31, 1995 (subsequent to the Distribution):

                                                               1997    1996    1995
                                                              ------   -----   -----
Benefits earned.............................................  $  0.3   $ 0.3   $  --
Interest on accumulated postretirement benefit obligation...     0.5     0.7     0.1
Amortizations and other.....................................    (0.4)   (0.1)     --
                                                              ------   -----   -----
Net periodic postretirement benefit cost....................  $  0.4   $ 0.9   $ 0.1
                                                              ======   =====   =====

     The components of the U.S. employee postretirement health care and life insurance benefit obligation included in other noncurrent liabilities as of December 31, 1997 and 1996 are as follows:

                                                              1997     1996
                                                              -----    -----
Accumulated postretirement benefit obligation:
  Retirees..................................................  $  --    $  --
  Fully eligible active plan participants...................    7.1     10.1
  Other active plan participants............................     --       --
                                                              -----    -----
          Total.............................................    7.1     10.1
Unrecognized prior service cost.............................    1.1      0.1
Favorable actuarial experience..............................    6.5      4.2
                                                              -----    -----
Total accrued postretirement benefit liability..............   14.7     14.4
Less current portion........................................     --       --
                                                              -----    -----
Noncurrent portion..........................................  $14.7    $14.4
                                                              =====    =====

     The December 31, 1997 accumulated postretirement benefit obligation for these plans was determined using an assumed health care cost trend rate of 7.75 percent in 1998, declining to 5.5 percent in 2000 and thereafter. The December 31, 1996 accumulated postretirement benefit obligation was determined using an

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

assumed health care cost trend rate of 9.375 percent in 1997, declining to 6.00 percent in 2000 and thereafter. Discount rates of 7.25 percent and 7.75 percent were used to determine the accumulated postretirement benefit obligations at December 31, 1997 and 1996, respectively.

     A one-percentage point increase in the healthcare cost trend rate would increase accumulated postretirement benefit obligations by $0.1 at December 31, 1997 and would have a nominal effect on postretirement benefit expense for 1997.

  Other Benefits

     Prior to the Distribution, voluntary contributory investment plans were provided to substantially all U.S. employees. Under the plans, Kimberly-Clark matched a portion of employee contributions. The portion of Kimberly-Clark's costs under the plans attributable to the Company and reflected in the accompanying income statements was $0.6 for the eleven months ended November 30, 1995.

     Subsequent to the Distribution, substantially all U.S. employees have been given the opportunity to participate in voluntary investment plans. Under the plans, the Company matches a portion of employee contributions. The Company's costs under the plan reflected in the accompanying consolidated income statements for the years ended December 31, 1997 and 1996, and for the one month ended December 31, 1995 (subsequent to the Distribution), were $1.0, $1.0 and less than $0.1, respectively. At December 31, 1997 and 1996, 500,000 shares of the Company's Common Stock were reserved for issuance under these plans, none of which had been issued as of December 31, 1997. The shares may, at the Company's option, be used by the Company to satisfy the Company's liability for its matching contributions.

NOTE 8.  STOCKHOLDERS' EQUITY

     As explained in Note 1, SWM was not capitalized with the net assets of the Businesses until immediately before the Distribution. Stockholders' equity, prior to the Distribution, therefore, consisted of the separately presented Predecessors' Capital Stock (the historical Common Stock amounts of SMF and
LTRI), the historical combined amounts of paid-in capital and retained earnings for these corporations (as adjusted to exclude operations unrelated to the Businesses and to include the benefit of certain French tax net operating loss carryforwards generated by such businesses) and the combined division equity amounts of the U.S. and Canadian tobacco-related and other specialty paper businesses. The latter businesses were part of the operations of Kimberly-Clark and one of its Canadian subsidiaries, and all aspects of cash management for such divisions with respect to intercompany sales, receivables, accounts payable, pensions, taxes, and similar corporate activities were controlled by Kimberly-Clark and one of its Canadian subsidiaries.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     The net interdivisional advances and transfers for the period prior to the Distribution are presented in the "Advances to affiliates" caption in the following summary of changes in stockholders' equity of the Company and its predecessors for the years ended December 31, 1997, 1996 and 1995:

                                       COMMON STOCK       PREDECESSORS'   ADDITIONAL                         UNREALIZED
                                    -------------------      CAPITAL       PAID-IN     RETAINED   DIVISION    CURRENCY
                                      SHARES     AMOUNT     STOCK(1)       CAPITAL     EARNINGS    EQUITY    TRANSLATION   TOTAL
                                    ----------   ------   -------------   ----------   --------   --------   -----------   ------
BALANCE, DECEMBER 31, 1994........                           $ 37.2         $ 65.7      $ 69.2     $ 68.0      $  5.0      $245.1
  Net income for the eleven months
    ended November 30, 1995.......                                                        26.5       12.9                    39.4
  Advances to affiliates..........                                                                   (2.5)                   (2.5)
  Dividends declared(2)...........                                                       (46.8)                             (46.8)
  Return of capital(2)(3).........                            (37.1)         (56.0)                                         (93.1)
  Adjustments due to
    translation...................                                                                               15.1        15.1
  Debt assumed from
    Kimberly-Clark(2).............                                                                  (25.0)                  (25.0)
  Stock distribution to holders of
    Kimberly-Clark stock..........  16,051,109    $1.6         (0.1)          50.3          --      (53.4)        1.6          --
                                    ----------    ----       ------         ------      ------     ------      ------      ------
BALANCE, DECEMBER 1, 1995.........  16,051,109     1.6           --           60.0        48.9         --        21.7       132.2
  Net loss for the month ended
    December 31, 1995.............                                                        (2.6)                              (2.6)
  Adjustments due to
    translation...................                                                                                0.3         0.3
                                    ----------    ----       ------         ------      ------     ------      ------      ------
BALANCE, DECEMBER 31, 1995........  16,051,109     1.6           --           60.0        46.3         --        22.0       129.9
  Net income for the year ended
    December 31, 1996.............                                                        38.7                               38.7
  Dividends declared ($0.45 per
    share)........................                                                        (7.2)                              (7.2)
  Stock issued to directors as
    compensation..................       1,512                                                                                 --
  Adjustments due to
    translation...................                                                                               (5.4)       (5.4)
                                    ----------    ----       ------         ------      ------     ------      ------      ------
BALANCE, DECEMBER 31, 1996........  16,052,621     1.6           --           60.0        77.8         --        16.6       156.0
  Net income for the year ended
    December 31, 1997.............                                                        45.3                               45.3
  Dividends declared ($0.60 per
    share)........................                                                        (9.6)                              (9.6)
  Stock issued to directors as
    compensation..................       1,182                                                                                 --
  Stock issued for options
    exercised.....................      11,640                                 0.3                                            0.3
  Adjustments due to
    translation...................                                                                              (12.5)      (12.5)
                                    ----------    ----       ------         ------      ------     ------      ------      ------
BALANCE, DECEMBER 31, 1997........  16,065,443    $1.6       $   --         $ 60.3      $113.5     $   --      $  4.1      $179.5
                                    ==========    ====       ======         ======      ======     ======      ======      ======

---------------

(1) Changes relate to SMF. The issuances of SWM and SM-Canada stock to Kimberly-Clark and Kimberly-Clark, Inc. (an indirect wholly-owned Canadian subsidiary of Kimberly-Clark), respectively, on August 21, 1995 and August 17, 1995, respectively, solely for the purpose of effecting the Distribution (see Note 1) were nominal amounts and thus are not reflected in the above summary. $0.1 was attributable to LTRI and was unchanged during all the periods presented through November 30, 1995.
(2) In connection with the Distribution, the Company paid $56.0 to Kimberly-Clark as a return of capital, in addition to the debt of Kimberly-Clark which the Company assumed in the US. ($25.0) and retained in France ($10.8), as well as a cash dividend from LTRI to Kimberly-Clark on the Distribution Date of $8.2. The total of these items represents a distribution of $100.0 to Kimberly-Clark in connection with the spin-off.
(3) Represents contributions to SMF equity by Kimberly-Clark which were, in turn invested in whole or in part in the French C&S subsidiaries of SMF. The investments in these subsidiaries have been retroactively reflected in the accompanying Consolidated Financial Statements as having been distributed to Kimberly-Clark. Accordingly, these additional C&S investments have been shown as return of capital distributions to Kimberly-Clark (or as dividends to the extent the investment exceeded SMF's available common stock amount). See Note 1.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     The Company's Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock, par value $.10 per share, and 10,000,000 shares of Preferred Stock, par value $.10 per share. Each share of presently outstanding Common Stock and each share of Common Stock issued after the date of this report will have attached to it, one right to purchase from the Company one one-hundredth (1/100) of a share of a series of Preferred Stock designated as the Series A Junior Participating Preferred Stock (the "Series A Preferred Stock") (a "Right"). Each Right entitles a shareholder to purchase from the Company one one-hundredth (1/100) of a share of the Series A Preferred Stock at a price of $65 per one one-hundredth (1/100) of a share, subject to certain anti-dilution adjustments. The Rights, however, become exercisable only at such time as a person or group acquires, or commences a public tender or exchange offer for, 15 percent or more of the Company's Common Stock. The Rights have certain anti-takeover effects since they may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since they may be redeemed by the Company at $.01 per Right at any time until a person or group has obtained beneficial ownership of 15 percent or more of the voting stock. The Rights will expire at the close of business on October 1, 2005, unless redeemed earlier by the Company.

     The Series A Preferred Stock will be non-redeemable and, unless otherwise provided in connection with the creation of a subsequent series of preferred stock, will be subordinate to any other series of the Company's preferred stock. Each share of Series A Preferred Stock will be entitled to receive when, as and if declared, a quarterly dividend in an amount equal to the greater of $1 per share or 100 times the cash dividends declared on the Company's Common Stock. In addition, the Series A Preferred Stock is entitled to 100 times any non-cash dividends (other than dividends payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock) declared on the Common Stock, in like kind. In the event of a liquidation, the holders of the Series A Preferred Stock will be entitled to receive a liquidation payment in an amount equal to the greater of $100 per share or 100 times the payment made per share of Common Stock. Each share of Series A Preferred Stock will have 100 votes, voting together with the Common Stock. In the event of any merger, consolidation or other transaction in which common shares are exchanged, each share of Series A Preferred Stock will be entitled to receive 100 times the amount received per share of Common Stock. The rights of the Series A Preferred Stock as to dividends, liquidation and voting are protected by antidilution provisions.

     The Company's Equity Participation Plan (the "Plan"), adopted on October 23, 1995 provides that eligible employees may be granted stock options which, when exercised, give the recipient the right to purchase the Company's Common Stock at a price no less than the "fair market value" (as defined in the Plan) of such stock at grant date. Options awarded under the Plan only become exercisable after specified periods of employment after the grant thereof (30 percent after the first year, 30 percent after the second and the remaining 40 percent after the third year). Generally, such options expire ten years subsequent to the date of grant.

     The Company has adopted the expanded disclosures of SFAS No. 123. The Company has elected to continue to apply the intrinsic value method of measuring compensation under APB Opinion No. 25 in accounting for its stock-based compensation awards to employees. No charge is made against earnings in the Company's financial statements for employee stock-based compensation awards under its current Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date consistent with the

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              1997     1996     1995
                                                              -----    -----    -----
Net Income:
  As reported...............................................  $45.3    $38.7    $36.8
  Pro forma.................................................  $44.3    $37.4    $36.7
Basic net income per share:
  As reported...............................................  $2.82    $2.41    $1.81
  Pro forma.................................................  $2.76    $2.33    $1.80
Diluted net income per share:
  As reported...............................................  $2.77    $2.38    $1.81
  Pro forma.................................................  $2.71    $2.31    $1.80

     The valuation under SFAS No. 123 was based on the Black-Scholes option pricing model with the market value of the stock equal to the exercise price, an estimated volatility over the ten year option term of 30 percent for the 1997 awards and 32 percent for the 1996 and 1995 awards, a risk-free rate of return based upon the zero coupon government bond yield, and an assumed quarterly dividend of $0.15 per share. Certain grants awarded after the spin-off in 1995 were considered modifications of Kimberly-Clark stock options previously held by employees of the Company. At both December 31, 1997 and 1996, 1,500,000 shares of the Company's Common Stock were reserved under the Plan. At December 31, 1997 and 1996, there were 724,000 and 800,600 shares available for future awards.

     The following stock options were outstanding as of December 31, 1997, 1996 and 1995:

                                                1997                  1996                  1995
                                         -------------------   -------------------   -------------------
                                                   WEIGHTED-             WEIGHTED-             WEIGHTED-
                                                    AVERAGE               AVERAGE               AVERAGE
                                                   EXERCISE              EXERCISE              EXERCISE
                                         OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS     PRICE
                                         -------   ---------   -------   ---------   -------   ---------
Outstanding at beginning of year.......  699,400   $22.0873    598,800   $21.0625         --
  Granted..............................   76,600    32.5436    100,600    28.1875    598,800   $21.0625
  Exercised............................  (11,640)   23.5110         --                    --
                                         -------               -------               -------
Outstanding at end of year.............  764,360    23.1135    699,400    22.0873    598,800    21.0625
                                         =======               =======               =======

Options exercisable at end of year.....  381,860    21.6032    179,640    21.0625       None
                                         =======               =======               =======
Weighted-average per share fair value
  of options granted during the year...  $ 12.40               $  9.13               $  6.82
                                         =======               =======               =======

     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                                   OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                        -----------------------------------------    --------------------------
                                                        WEIGHTED-
                                                         AVERAGE       WEIGHTED-                     WEIGHTED-
                                                        REMAINING       AVERAGE                       AVERAGE
               RANGE OF                   NUMBER       CONTRACTUAL      EXERCISE        NUMBER        EXERCISE
           EXERCISE PRICES              OUTSTANDING        LIFE          PRICE       EXERCISABLE       PRICE
--------------------------------------  -----------    ------------    ----------    ------------    ----------
$21.0625 to $28.1875..................    687,760      8.0 years        $22.0633        381,860       $21.6032
$32.4375 to $34.0625..................     76,600      9.0               32.5436             --
                                          -------                                      --------
$21.0625 to $34.0625..................    764,360      8.1              $23.1135        381,860       $21.6032
                                          =======                                      ========

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 9.  RESTRUCTURING CHARGE

     In December 1995, the Company announced its decision to exit the U.S. reconstituted tobacco leaf ("RTL") product line and to restructure operations in France, which resulted in a one-time restructuring charge against operating profit in the amount of $7.3 ($5.9 in the U.S. and $1.4 in France). Approximately $4.7 of the reserve was utilized during 1996 for a non-cash write-down of assets. The cash charges were primarily for severance related costs in France and costs of mothballing the equipment of the U.S. RTL operations. The plan was completed on schedule and the associated restructuring reserve was closed out at the end of the third quarter, 1996. The Company's decision to exit the U.S. RTL product line had no impact on the Company's U.S. wrapper and binder business, its RTL business in France, or the Company's commitment to reconstituted tobacco worldwide.

     During the fourth quarter of 1997, the U.S. RTL production line was restarted to support the growth of the French RTL business while alternatives for additional capacity are being considered.

NOTE 10.  RELATED PARTY TRANSACTIONS

     Prior to the Distribution, Kimberly-Clark was a related party and subsidiaries of Kimberly-Clark were affiliates. For all periods presented, Kimberly-Clark and affiliated companies have provided services to and incurred costs on behalf of the Company. The costs of certain services, including, but not limited to, property and casualty insurance coverage under the Kimberly-Clark insurance program, administrative services, management information services, employee benefits administration, environmental consultation and administration, central purchasing, transportation services, tax services, treasury services, accounting and reporting, and the Kimberly-Clark Equity Participation Plan were allocated to the Businesses for the period prior to the Distribution and billed to the Company after the Distribution. The allocations and billings of costs and expenses for these services were based on methods that management believes are reasonable including use of time estimates, headcount and transaction statistics, and similar activity-based data. The actual costs to be incurred by the Company in the future to replace the services still provided by Kimberly-Clark and affiliated companies may increase from currently billed amounts due to differences in scale, organizational structure, management structure and other factors.

     The costs allocated and other intercompany and interdivisional transactions between Kimberly-Clark and affiliated companies and the Company were as follows for the eleven months ended November 30, 1995 (the period prior to the Distribution):

                                                              1995
                                                              -----
Operating expenses (costs for services described above).....  $15.0
Interest expense............................................   10.4
Interest income.............................................   13.7
Purchases of wood pulp......................................   13.9

     Prior to the Distribution, the Company participated in Kimberly-Clark's and certain affiliated companies' cash management programs, under which the Company's cash needs were funded by Kimberly-Clark and certain affiliates thereof, and the Company's excess cash was transferred to Kimberly-Clark and such affiliates. In the U.S. and Canada, such advances and transfers prior to the Distribution are shown as interdivisional transactions and were noninterest bearing. In France, prior to the Distribution, SMF functioned as a cash management and financing entity for other Kimberly-Clark affiliates, primarily in France. The financial statements accordingly reflected affiliate loans, notes payable, interest income and expense and stockholder's equity transactions to accomplish Kimberly-Clark financing objectives for the periods prior to the Distribution.

     The Company had sales to the minority shareholder of LTRI of $14.0, $18.4 and $15.0 in 1997, 1996 and 1995, respectively.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 11.  FOREIGN CURRENCY

     Foreign currency losses have arisen from settlement of transactions in non-local currencies and the remeasurement of non-local currency denominated monetary assets and liabilities into the currency of the country in which the operation is domiciled. Such losses were primarily related to receivables from and payables to affiliated companies unrelated to the Businesses prior to the Distribution. Such losses included in other expense, net were nominal in 1997, 1996 and 1995.

     Foreign currency risks arise from transactions and commitments denominated in non-local currencies. In addition to affiliated company debt, these transactions and commitments may include the purchase of inventories or property, plant and equipment, the sale of products and the repayment of loans.

     Management selectively hedges the Company's foreign currency risks when it is practicable and economical to do so. The instruments are purchased from well-known money center banks, insurance companies or government agencies (counterparties). Usually the contracts extend for no more than 12 months, although their contractual term has been as long as 18 months. Credit risks with respect to the counterparties, and the foreign currency risks that would not be hedged if the counterparties fail to fulfill their obligations under the contracts, are minimal in view of the financial strength of the counterparties.

     Gains and losses on instruments that hedge firm commitments are deferred and included in the basis of the underlying hedged items. Premiums paid for options are amortized ratably over the life of the option. All other gains and losses are included in period income based on the period-end market price of the instrument.

     At December 31, 1997, there were outstanding forward contracts, which were held for purposes other than trading, maturing at various dates in 1998, to purchase $4.1 of various foreign currencies. These contracts have not given rise to any significant net deferred gains or losses as of December 31, 1997.

NOTE 12.  COMMITMENTS

  Operating Leases

     Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 1997 are less than $1 annually over the next five years. Rental expense under operating leases was $4.0, $3.9 and $3.9 for the years ended December 31, 1997, 1996 and 1995, respectively.

  Other Commitments

     The Company has entered into long-term contracts for the purchase of certain raw materials. Minimum purchase commitments, at current prices, are approximately $0.6 in 1998. These purchase commitments are not expected to result in losses.

     The Company has also entered into certain contracts for the purchase of equipment and related costs in connection with its ongoing capital projects. These commitments at December 31, 1997 totaled approximately $4.9.

NOTE 13.  LEGAL PROCEEDINGS

     Under the terms of the Distribution, the Company assumed liability for and agreed to indemnify Kimberly-Clark from litigation arising out of the operation of the Businesses, including the following cases:

     - In January 1997, James E. McCune on behalf of himself and other "nicotine dependent" West Virginia cigarette smokers filed, in the Circuit Court of Kanawha County, West Virginia, a purported class action against several tobacco companies, industry trade associations and consultants, tobacco

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

      wholesalers and cigarette component manufacturers, including Kimberly-Clark, seeking equitable relief and compensatory and punitive damages in an unspecified amount for mental suffering and physical injuries allegedly sustained as a result of having smoked cigarettes. The nine-count complaint sets forth several theories of liability, including intentional and negligent misrepresentation, negligence, product liability, breach of warranty and conspiracy. Among other things, the complaint alleges that nicotine is an addictive substance, that the tobacco companies, by using reconstituted tobacco, are able to control the precise amount of nicotine in their cigarettes and that LTRI specializes in the reconstitution process to help the tobacco companies control nicotine levels.

     - On February 13, 1998, Cleo Huffman, on behalf of herself and her deceased husband, filed a complaint in the Circuit Court of Kanawha County, West Virginia, against several tobacco companies, industry trade associations and consultants, tobacco wholesalers, Kimberly-Clark, LTRI and others, seeking equitable relief, $2.0 in compensatory damages and $3.0 in punitive damages allegedly sustained as a result of the death of her husband which plaintiff contends was caused by his "addiction" to smoking Camel cigarettes. The fourteen-count complaint sets forth several theories of liability, including intentional and negligent misrepresentation, breach of express and implied warranties, intentional infliction of emotional distress, product liability, sale of an unreasonably dangerous product and conspiracy.

     As a component supplier, the Company believes that it has meritorious defenses to each of these cases, but due to the uncertainties of litigation, the Company cannot predict their outcome. The Company is unable to make a meaningful estimate of the amount or range of loss which could result from an unfavorable outcome of these actions. These cases will be vigorously defended.

     Also, the Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without a material effect on the Company's financial statements.

NOTE 14.  ENVIRONMENTAL MATTERS

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

     Prior to the Distribution, Kimberly-Clark was named a potentially responsible party ("PRP") under the provisions of the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), or analogous state statutes, in connection with two waste disposal sites utilized by the Company's Spotswood, New Jersey mill and one site used by the Company's former Mt. Holly Springs, Pennsylvania mill. Prior to the Distribution, the Spotswood mill also responded to an information request by the New Jersey Department of Environmental Protection and Energy with respect to another landfill site allegedly used by the Spotswood mill. The Company has assumed Kimberly-Clark's liabilities at each of these sites but does not believe that any of these proceedings will result in the imposition of monetary sanctions or have a material adverse effect on the Company's business or financial condition.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     In December 1997, the Company received notification from the Environmental Protection Agency ("EPA") that, pursuant to CERCLA, it may be named as a potentially responsible party in connection with a 1986 shipment of transformer oil containing polychlorinated biphenyl ("PCB's") for which the Company's Lee mills had contracted to have transported to a disposal site by a transporter. The Company expects to be indemnified by the transporter for any liability connected with such shipment.

     The Company assumed responsibility to administer a consent order between Kimberly-Clark and the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee, Massachusetts. The Company is obligated to maintain the integrity of the cover and to sample groundwater by means of monitoring wells, in addition to other long-term maintenance responsibilities for this former non-hazardous waste disposal facility. Under the terms of a consent order signed on January 24, 1997 with MDEP resulting from a Comprehensive Site Assessment and a Corrective Action Alternative Assessment ("CAAA") submitted by the Company to MDEP, the Company had until September 10, 1997 to correct a gas migration problem by means of a passive gas venting system. Since the passive venting system did not bring the site into compliance by mid-September 1997, the Company, as required by the consent order, submitted to MDEP a revised compliance plan which employs an active gas collection system. The Company expects that the required permits for such system will be issued in the first quarter of 1998. The Company must activate the system no later than 120 days after issuance of such permits. The estimated total cost of such plan, including annual operating expenses, is $0.5, which amount has been accrued as of December 31, 1997.

     All of the Company's U.S. facilities may be affected by revised air emissions and wastewater discharge standards under rules commonly known as the "Cluster Rules". Although the EPA originally indicated that the proposed rules would be finalized in 1996, final rules have just recently been "issued". However the final rules have not yet been published. The first phase of the Cluster Rules would affect only wastewater discharges from the Ancram, New York mill and the Lee mills and would require compliance within three years after the issuance of the new rules. The Spotswood mill discharges its effluent to a publicly-owned treatment works. Capital expenditures for compliance with the first phase of the Cluster Rules at the Ancram and Lee mills are estimated to be between $4 and $7 in the aggregate. However, due to uncertainty concerning applicable requirements under the final Cluster Rules, the Company can give no assurance that this estimate will accurately reflect the actual cost of compliance. In addition, the later phases of the Cluster Rules (and/or Title V of the Clean Air Act Amendments of 1990) may further regulate air emissions and wastewater discharges from the Spotswood mill and require the Company to install additional air pollution controls at its other U.S. facilities sometime after the year 2000. Potential capital expenditures to comply with this subsequent phase of the Cluster Rules and/or Title V of the Clean Air Act Amendments cannot be estimated until after the EPA proposes applicable requirements, if any.

     The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France and Canada, including the aforementioned Cluster Rules. For these purposes, the Company incurred total capital expenditures of $2.7 in 1997, and anticipates that it will incur approximately $3 to $5 annually in 1998 and 1999. The major projects included in these estimates include upgrading wastewater treatment facilities at various locations and installation of equipment to treat volatile organic compound emissions in France. Approximately $2 of the total environmental capital spending estimates for 1998 and 1999 relate to projects anticipated as necessary to comply with the wastewater discharge requirements of the initial phase of the Cluster Rules. The balance of expenditures required for compliance with the initial phase of the Cluster Rules is expected to occur in 2000. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in capacity expansion, quality improvements, capital replacements, productivity improvements, or cost containment projects, and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 15.  BUSINESS SEGMENTS AND GEOGRAPHY

  Business Segment Reporting

     The Company essentially operates in one business segment, "Tobacco Industry Products", which consists of tobacco-related papers and reconstituted tobacco products. The Company's non-tobacco industry products are less than ten percent of total consolidated net sales.

  Consolidated Operations by Geographic Area

     For purposes of the geographic disclosure in the following tables, the term "United States" includes operations in the U.S. and Canada. The Canadian operations exist solely to produce flax fiber used as raw material in the U.S. operations and have no material effect on such geographic disclosure.

                                            NET SALES             OPERATING PROFIT          ASSETS
                                     ------------------------   ---------------------   ---------------
                                      1997     1996     1995    1997    1996    1995     1997     1996
                                     ------   ------   ------   -----   -----   -----   ------   ------
United States......................  $195.5   $212.3   $219.9   $21.2   $23.7   $16.1   $155.4   $143.7
Outside United States..............   268.8    263.5    251.7    66.4    55.5    44.3    237.6    237.8
                                     ------   ------   ------   -----   -----   -----   ------   ------
  Subtotal.........................   464.3    475.8    471.6    87.6    79.2    60.4    393.0    381.5
Intergeographic items..............    (3.7)    (4.5)    (8.7)     --      --      --     (2.0)    (0.9)
Unallocated items and
  eliminations -- net..............      --       --       --    (5.7)   (5.2)   (1.7)      --       --
                                     ------   ------   ------   -----   -----   -----   ------   ------
          Consolidated.............  $460.6   $471.3   $462.9   $81.9   $74.0   $58.7   $391.0   $380.6
                                     ======   ======   ======   =====   =====   =====   ======   ======

     Intercompany sales of products between geographic areas are made at market prices and are referred to as intergeographic items. Expense amounts not associated with geographic areas are referred to as unallocated items. Assets reported by geographic area represent assets which are directly used and an allocated portion of jointly used assets. These assets include receivables from other geographic areas and are referred to as intergeographic items.

NOTE 16.  ACQUISITIONS

     On February 2, 1998, the Company's wholly-owned subsidiary, SM-Spain, paid approximately $62.0 in cash for 99.97 percent ownership interest in Companhia Industrial de Papel Pirahy ("Pirahy"), a specialty paper manufacturer located near Rio de Janeiro, Brazil. Pirahy provides the Company with a manufacturing facility on a third continent. Pirahy is the largest supplier of tobacco-related papers to South America. It also produces printing and writing papers as well as papers for packaging and labeling applications.

     In connection with the acquisition of Pirahy, the Company entered into a bridge loan arrangement with a bank, which was in place at December 31, 1997, in the amount of $20.0 in order to assure the sellers of its ability to finance the purchase. Subsequent to December 31, 1997, the Company modified its existing Credit Agreement to provide an additional $20.0 term loan to SM-Spain. SM-Spain borrowed the remaining funds for the transaction from SMF, which in turn utilized its existing cash balances and borrowings from the Revolving Credit Facilities.

     Additionally, on February 11, 1998, the Company's second tier subsidiary, SM-Enterprises paid 37.2 million French francs (approximately $6.1) in cash and assumed approximately $5.8 in existing debt for all of the outstanding shares of Ingefico, S.A. and 97.1 percent of the outstanding shares of its pulp and specialty paper manufacturing subsidiaries, Groupe SAPAM and Papeteries de la Moulasse, located in St. Girons in the southwestern part of France. This acquisition, while important to the strategic growth of the Company and its ability to meet the demands of its customers, is not considered material to the consolidated financial statements.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 17.  MAJOR CUSTOMER

     Net sales to Philip Morris Companies, Inc., together with its affiliates and designated converters, accounted for $166.6, $165.6 and $165.6, or 36.2 percent, 35.1 percent and 35.8 percent, of total consolidated net sales for the years ended December 31, 1997, 1996 and 1995, respectively. Accounts receivable includes balances due from Philip Morris Companies, Inc., together with its affiliates and designated converters, of $13.2 and $11.5 at December 31, 1997 and 1996, respectively. The Company performs ongoing credit evaluations on all of its customers' financial condition and generally does not require collateral or other security to support customer receivables.

NOTE 18.  UNAUDITED QUARTERLY FINANCIAL DATA AND COMMON STOCK INFORMATION

     The Company's Common Stock trades on the New York Stock Exchange under the ticker symbol "SWM". As of December 31, 1997, there were 8,673 stockholders of record of the Company's Common Stock. This number does not include shares held in "nominee" or "street" name.

                                                                           1997
                                                        -------------------------------------------
                                                        FIRST    SECOND    THIRD    FOURTH    YEAR
                                                        ------   ------   -------   ------   ------
Net Sales.............................................  $113.0   $116.3   $ 113.4   $117.9   $460.6
Gross Profit..........................................    30.8     33.5      30.3     27.3    121.9
Operating Profit......................................    21.0     22.9      20.6     17.4     81.9
Net Income............................................  $ 11.3   $ 12.7   $  11.2   $ 10.1   $ 45.3
Net Income Per Share:
  Basic...............................................  $  .70   $  .79   $   .70   $  .63   $ 2.82
  Diluted.............................................     .69      .78       .68      .62     2.77
Cash Dividends Declared and Paid Per Share............  $  .15   $  .15   $   .15   $  .15   $  .60
Market Price:
  High................................................  $35 5/8  $40 5/8  $43 21/32 $44 1/2  $44 1/2
  Low.................................................   30 1/4   29 7/8   36  9/16  33       29 7/8
  Close...............................................  $30 1/4  $37 1/2  $42  1/2  $37 1/4  $37 1/4

                                                                              1996
                                                        ------------------------------------------------
                                                        FIRST    SECOND     THIRD      FOURTH      YEAR
                                                        ------   ------     ------     ------     ------
Net Sales.............................................   $119.8    $117.5    $118.5     $115.5     $471.3
Gross Profit..........................................     28.8      29.8      28.6       27.0      114.2
Operating Profit......................................     18.0      19.8      18.8       17.4       74.0
Net Income............................................   $  9.4    $ 10.5    $  9.8     $  9.0     $ 38.7
Net Income Per Share:
  Basic...............................................   $  .59    $  .65    $  .61     $  .56     $ 2.41
  Diluted.............................................      .58       .65       .60        .55       2.38
Cash Dividends Declared and Paid Per Share............   $   --    $  .15    $  .15     $  .15     $  .45
Market Price:
  High................................................   $28 7/8   $28 3/4   $33 1/2    $33 5/8    $33 5/8
  Low.................................................    22 3/4    25 5/8    27 1/2     28 7/8     22 3/4
  Close...............................................   $27 1/2   $28 1/8   $33 1/2    $31 5/8    $31 5/8

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Schweitzer-Mauduit International,
Inc.:

     We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and cash flow for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally-accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

/s/Deloitte & Touche LLP

Atlanta, Georgia
January 23, 1998 (February 11, 1998 as to Note 16 and
February 13, 1998 as to the third paragraph of Note 13)

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

     The management of Schweitzer-Mauduit International, Inc. is responsible for conducting all aspects of the business, including the preparation of the financial statements in this annual report. The financial statements have been prepared using generally accepted accounting principles considered appropriate in the circumstances to present fairly the Company's consolidated financial position, results of operations and cash flows on a consistent basis. Management also has prepared the other information in this annual report and is responsible for its accuracy and consistency with the financial statements.

     As can be expected in a complex and dynamic business environment, some financial statement amounts are based on management's estimates and judgments. Even though estimates and judgments are used, measures have been taken to provide reasonable assurance of the integrity and reliability of the financial information contained in this annual report. These measures include an effective control-oriented environment in which a company-wide internal control program plays an important role, independent audits, and the establishment of an Audit Committee of the Board of Directors which oversees the financial reporting process. As part of that responsibility, the Audit Committee recommended to the Board of Directors the selection of the Company's independent public accountants, Deloitte & Touche LLP.

     One characteristic of a control-oriented environment is a system of internal control over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition, designed to provide reasonable assurance to management and the Board of Directors regarding preparation of reliable published financial statements and such asset safeguarding. The system is supported with written policies and procedures and contains self-monitoring mechanisms. Appropriate actions are taken by management to correct deficiencies as they are identified. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and such asset safeguarding. Management believes the Company's system of internal control maintains an appropriate cost-benefit relationship.

     The Company has also adopted a code of conduct which, among other things, contains policies for conducting business affairs in a lawful and ethical manner in each country in which it does business, for avoiding potential conflicts of interest, and for preserving confidentiality of information and business ideas. Internal controls have been implemented to provide reasonable assurance that the code of conduct is followed.

     The financial statements have been audited by Deloitte & Touche LLP. During their audits, the independent auditors were given unrestricted access to all financial records and related data. Management believes that all representations made to the independent auditors during their audits were valid and appropriate.

     During the audits conducted by the independent auditors, management received minor recommendations to strengthen or modify internal controls in response to developments and changes. Management has adopted, or is in the process of adopting, all recommendations which are cost-effective.

/s/ Wayne H. Deitrich
---------------------
Wayne H. Deitrich
Chairman of the Board and Chief Executive Officer

/s/ Paul C. Roberts
-------------------
Paul C. Roberts
Chief Financial Officer and Treasurer

January 23, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section of the Company's Proxy Statement dated March 13, 1998 (the "1998 Proxy Statement") captioned "Certain Information Regarding Directors and Nominees" under "Proposal 1. Election of Directors" identifies members of the board of directors of the Company and nominees, and is incorporated in this Item 10 by reference.

     See also "Executive Officers of the Registrant" appearing in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     The information in the section of the 1998 Proxy Statement captioned "Executive Compensation" under "Proposal 1. Election of Directors" is incorporated in this Item 11 by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the sections of the 1998 Proxy Statement captioned "Security Ownership of Management" and "Security Ownership of Certain Beneficial Holders" under "Proposal 1. Election of Directors" is incorporated in this Item 12 by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the section captioned "Certain Transactions and Business Relationships" under "Proposal 1. Election of Directors" of the 1998 Proxy Statement is incorporated in this Item 13 by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report.

          (1) and (2) Financial Statements and Financial Statement Schedules:

           See the Index to Financial Statements included in Item 8 of Part II under the caption "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA".

           Schedules have been omitted because they were not applicable or because the required information has been included in the financial statements or notes thereto.

          (3) Exhibits:

           See the Index to Exhibits that appears at the end of this document and which is incorporated by reference herein.

     (b) Reports on Form 8-K

          (i) The Company filed a Current Report on Form 8-K dated November 14, 1997, which reported the impact on the Company of higher corporate income tax rates enacted in France.

          (ii)The Company filed a Current Report on Form 8-K dated December 17, 1997, which reported the Company's agreement to acquire a controlling interest in Companhia Industrial de Papel Pirahy, a Brazilian specialty paper manufacturer.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

                                       By:      /s/ WAYNE H. DIETRICH
                                         ---------------------------------------
                                                    Wayne H. Deitrich
                                                Chairman of the Board and
                                                 Chief Executive Officer
                                              (principal executive officer)

Dated: March 6, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                      POSITION                   DATE
                        ----                                      --------                   ----
                /s/ WAYNE H. DIETRICH                  Chairman of the Board and Chief  March 6, 1998
-----------------------------------------------------    Executive Officer
                  Wayne H. Deitrich                      (principal executive officer)

                 /s/ PAUL C. ROBERTS                   Chief Financial Officer          March 6, 1998
-----------------------------------------------------    and Treasurer
                   Paul C. Roberts                       (principal financial officer)

               /s/ WAYNE L. GRUNEWALD                  Controller                       March 6, 1998
-----------------------------------------------------    (principal accounting
                 Wayne L. Grunewald                      officer)

                          *                            Director                         March 6, 1998
-----------------------------------------------------
                  Claire L. Arnold

                          *                            Director                         March 6, 1998
-----------------------------------------------------
                   K.C. Caldabaugh

                          *                            Director                         March 6, 1998
-----------------------------------------------------
                 Laurent G. Chambaz

                          *                            Director                         March 6, 1998
-----------------------------------------------------
                 Richard D. Jackson

                          *                            Director                         March 6, 1998
-----------------------------------------------------
                  Leonard J. Kujawa

                          *                            Director                         March 6, 1998
-----------------------------------------------------
                Jean-Pierre Le Hetet

                          *                            Director                         March 6, 1998
-----------------------------------------------------
                  Larry B. Stillman

*By: /s/ WILLIAM J. SHARKEY                                                             March 6, 1998
    -------------------------------------------------
                 William J. Sharkey
                  Attorney-In-Fact

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                               INDEX TO EXHIBITS

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
 2.1          --   Distribution Agreement (incorporated by reference to Exhibit
                   2.1 to Form 10/A Amendment 2, dated October 27, 1995).
 2.2          --   Stock Purchase Agreement by and between SWM, Souza Cruz S.A.
                   and Contab Participacoes Ltda. dated December 16, 1997 for the purchase of Companhia Industrial de Papel Pirahy
                   (incorporated by reference to Exhibit 2.1 to Form 8-K, dated
                   February 2, 1998).
 3.1          --   Certificate of Incorporation (incorporated by reference to
                   Exhibit 3.1 to Form 10, dated September 12, 1995).
 3.2          --   By-Laws, as amended on and through February 27, 1996
                   (incorporated by reference to Exhibit 3.2 to the Company's
                   Form 10-K for the year ended December 31, 1995).
 4.1          --   Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form 10/A Amendment 2, dated October 27,
                   1995).
 4.2          --   Rights Agreement (incorporated by reference to Exhibit 4.2 to Form 10/A Amendment 2, dated October 27, 1995).
10.1          --   Transfer, Contribution and Assumption Agreement
                   (incorporated by reference to Exhibit 10.1 to Form 10/A
                   Amendment 2, dated October 27, 1995).
10.2          --   Corporate Services Agreement (incorporated by reference to
                   Exhibit 10.2 to Form 10/A Amendment 2, dated October 27,
                   1995).
10.3          --   Employee Matters Agreement (incorporated by reference to
                   Exhibit 10.3 to Form 10/A Amendment 2, dated October 27,
                   1995).
10.4          --   Tax Sharing Agreement (incorporated by reference to Exhibit
                   10.4 to Form 10/A Amendment 2, dated October 27, 1995).
10.5          --   Outside Directors' Stock Plan (incorporated by reference to
                   Exhibit 10.5 to Form 10/A Amendment 2, dated October 27,
                   1995).
10.6.1        --   Annual Incentive Plan as Amended and Restated (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 1995).
10.6.2        --   Amendments to the Annual Incentive Plan dated December 5,
                   1996 (incorporated by reference to Exhibit 10.6.2 to the
                   Company's Form 10-K for the year ended December 31, 1996).
10.7.1        --   Equity Participation Plan (incorporated by reference to
                   Exhibit 10.7 to Form 10/A Amendment 2, dated October 27,
                   1995).
10.7.2        --   First Amendment to Equity Participation Plan (incorporated by reference to Exhibit 10.7.2 to the Company's Form 10-K
                   for the year ended December 31, 1995).
10.8.1        --   Long-Term Incentive Plan (incorporated by reference to
                   Exhibit 10.8 to Form 10/A Amendment 2, dated October 27,
                   1995).
10.8.2        --   First Amendment to Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7.2 to the Company's Form 10-K for the year ended December 31, 1995).
10.8.3        --   Amendment to Long-Term Incentive Plan dated December 5, 1996
                   (incorporated by reference to Exhibit 10.8.3 to the
                   Company's Form 10-K for the year ended December 31, 1996).

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
10.9.1        --   Philip Morris Supply Agreement+ (incorporated by reference to Exhibit 10.9.1 to Form 10/A Amendment 2, dated October
                   27, 1995).
10.9.2        --   Amendment No. 1 to Philip Morris Supply Agreement
                   (incorporated by reference to Exhibit 10.9.2 to Form 10,
                   dated September 12, 1995).
10.9.3        --   Amendment No. 2 to Philip Morris Supply Agreement+
                   (incorporated by reference to Exhibit 10.9.3 to the
                   Company's Form 10-K for the year ended December 31, 1996).
10.9.4        --   Amendment No. 3 to Philip Morris Supply Agreement
                   (incorporated by reference to Exhibit 10 to the Company's
                   Form 10-Q dated August 11, 1997).
10.9.5*       --   Amendment No. 4 to Philip Morris Supply Agreement.
10.10.1       --   Supplemental Benefit Plan (incorporated by reference to
                   Exhibit 10.10 to Form 10/A Amendment 2, dated October 27,
                   1995).
10.10.2       --   First Amendment to Supplemental Benefit Plan (incorporated by reference to Exhibit 10.10.2 to the Company's Form 10-K for the year ended December 31, 1995).
10.11         --   Amended and Restated Executive Severance Plan as of February
                   27, 1997 (incorporated by reference to Exhibit 10.11 to the
                   Company's Form 10-K for the year ended December 31, 1996).
10.12.1       --   Credit Agreement dated as of November 27, 1995, between the
                   Company, as Borrower and Guarantor, SMF, as Borrower, PdM
                   Industries, as Borrower, the Banks named therein and Societe
                   Generale, as Agent (the "Credit Agreement") (incorporated by reference to Exhibit 4 to the Company's Form 10-Q dated
                   December 13, 1995).
10.12.2       --   Amendment No. 1 to Credit Agreement (incorporated by
                   reference to Exhibit 10.12.2 to the Company's Form 10-Q
                   dated December 13, 1996).
10.12.3*      --   Amendment No. 2 to Credit Agreement dated November 24, 1997.
21.1*         --   Subsidiaries of the Company.
23.1*         --   Independent Auditors' Consent.
24.1*         --   Powers of Attorney.
27.1*         --   Financial Data Schedule (for SEC use only).

---------------

* Filed herewith.
+ Exhibit has been redacted pursuant to a Confidentiality Request under Rule
  24(b)-2 of the Securities Exchange Act of 1934.

BOARD OF DIRECTORS                       OFFICERS
CLAIRE LEWIS ARNOLD(1,2)                 WAYNE H. DEITRICH
Private Investor                         Chairman of the Board and
Former Chief Executive Officer, NCC      Chief Executive Officer
  L.P.                                   WILLIAM R. FOUST
K.C. CALDABAUGH(1,3)                     Vice President -- Administration
Chairman of the Board and                WAYNE L. GRUNEWALD
Chief Executive Officer                  Controller
Brown-Bridge Industries, Inc.            JEAN-PIERRE LE HETET
LAURENT G. CHAMBAZ(3)                    President -- French Operations
Partner                                  RAYMOND NEDELLEC
Chambaz & Suermondt                      Vice President -- Finance
WAYNE H. DEITRICH                        PAUL C. ROBERTS
Chairman of the Board and                Chief Financial Officer and Treasurer
Chief Executive Officer                  LUIZ JOSE DE SABOIA E SILVA
Schweitzer-Mauduit International,        President -- Brazilian Operations
Inc.                                     WILLIAM J. SHARKEY
RICHARD D. JACKSON(2)                    General Counsel and Secretary
Retired Vice Chairman                    N. DANIEL WHITFIELD
First Financial Management               President -- U.S. Operations
Corporation
LEONARD J. KUJAWA(1)
Retired Partner
Arthur Andersen LLP
JEAN-PIERRE LE HETET
President -- French Operations
Schweitzer-Mauduit International,
Inc.
LARRY B. STILLMAN(2,3)
Vice President Northwest Group
xpedex

---------------

(1) Audit Committee
          Chairman -- Leonard J. Kujawa

(2) Compensation Committee
          Chairman -- Richard D. Jackson

(3) Nominating Committee
          Chairman -- Larry B. Stillman

CORPORATE
INFORMATION

CORPORATE HEADQUARTERS
100 North Point Center East
Suite 600
Alpharetta, GA 30022-8246
Phone -- 800-514-0186 or 770-569-4200
Facsimile -- 770-569-4275

STOCK EXCHANGE
The Common Stock of
Schweitzer-Mauduit International, Inc. is listed on the New York Stock Exchange.
The ticker symbol is SWM.

TRANSFER AGENT/REGISTRAR
BankBoston N.A.
c/o Boston EquiServe, L.P.
P.O. Box 8040
Boston, MA 02266-8040
Phone -- 800-730-4001 or 781-575-3170

INDEPENDENT AUDITORS
Deloitte & Touche LLP
100 Peachtree Street, Suite 1700
Atlanta, GA 30303

INFORMATION REQUESTS
Schweitzer-Mauduit International, Inc.
welcomes inquiries from stockholders and other interested parties. Requests for information should be made in writing and sent to the Investor Relations Department at the Corporate Headquarters.

ANNUAL MEETING
The Annual Meeting of Stockholders will
be held on Thursday, April 23, 1998, at
11:00 a.m. at the Holiday Inn Hotel,
1075 Holcomb Bridge Road,
Roswell, Georgia.

                           [SCHWEITZER-MAUDUIT LOGO]

                                                                 SKU# 3990-AR-98