Form 10-Q
period 1998-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 1998-05-15
CIK 1000623

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998

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

As of March 31, 1998, 16,076,459 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)


                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                            ---------------------
                                                             1998           1997
                                                             ----           ----
Net Sales ............................................      $ 134.3       $ 113.0
     Cost of products sold ...........................        103.2          82.2
                                                            -------       -------
Gross Profit .........................................         31.1          30.8
     Selling expense .................................          4.9           4.2
     Research expense ................................          1.3           1.5
     General expense .................................          4.3           4.1
                                                            -------       -------
 Operating Profit ....................................         20.6          21.0
     Interest expense ................................         (1.4)         (1.0)
     Other income (expense), net .....................          0.6           0.1
                                                            -------       -------
Income Before Income Taxes and Minority Interest .....         19.8          20.1
     Provision for income taxes ......................          8.1           7.5
                                                            -------       -------
Income Before Minority Interest ......................         11.7          12.6
     Minority interest in earnings of subsidiaries ...          1.7           1.3
                                                            -------       -------
Net Income ...........................................      $  10.0       $  11.3
                                                            =======       =======

Net Income per Common Share
     Basic ...........................................      $   .62       $   .70
                                                            =======       =======
     Diluted .........................................      $   .61       $   .69
                                                            =======       =======

Cash Dividends Declared per Common Share .............      $   .15       $   .15
                                                            =======       =======




            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)


                                                                                               MARCH 31,   DECEMBER 31,
                                                                                                  1998        1997
-----------------------------------------------------------------------------------------------------------------------
                                     ASSETS
Current Assets
     Cash and cash equivalents ............................................................      $  2.7      $ 37.2
     Accounts receivable ..................................................................        72.1        57.0
     Inventories ..........................................................................        69.1        56.3
     Deferred income tax benefits .........................................................         3.3         3.3
     Prepaid expenses .....................................................................         4.8         3.8
                                                                                                 ------      ------
         Total Current Assets .............................................................       152.0       157.6
                                                                                                 ------      ------

 Gross Property ...........................................................................       432.7       370.0
     Less accumulated depreciation ........................................................       170.8       168.9
                                                                                                 ------      ------
         Net Property .....................................................................       261.9       201.1
                                                                                                 ------      ------

Noncurrent Deferred Income Tax Benefits ...................................................        21.1        18.4
                                                                                                 ------      ------

Deferred Charges and Other Assets .........................................................        13.7        13.9
                                                                                                 ------      ------

Total Assets ..............................................................................      $448.7      $391.0
                                                                                                 ======      ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt ....................................................      $  3.6      $  2.5
     Other short-term debt ................................................................        13.5         0.5
     Accounts payable .....................................................................        47.1        43.4
     Accrued expenses .....................................................................        49.5        43.0
     Income taxes payable .................................................................         4.6         1.1
                                                                                                 ------      ------
         Total Current Liabilities ........................................................       118.3        90.5
                                                                                                 ------      ------

Long-Term Debt ............................................................................       102.9        80.8
                                                                                                 ------      ------
Deferred Income Taxes .....................................................................        12.8        11.2
                                                                                                 ------      ------
Other Noncurrent Liabilities ..............................................................        22.4        21.9
                                                                                                 ------      ------
Minority Interest .........................................................................         8.6         7.1
                                                                                                 ------      ------
Contingencies (See Notes 5 and 6)
Stockholders' Equity
     Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued ..........          --          --
        Common Stock -$.10 par value - 100,000,000 shares authorized,
         16,076,459 and 16,065,443  shares issued and outstanding at March 31, 1998
         and December 31, 1997, respectively ..............................................         l.6         1.6
     Additional paid-in capital ...........................................................        60.6        60.3
     Retained earnings ....................................................................       121.1       113.5
     Accumulated other comprehensive income -
       Unrealized foreign currency translation adjustments ................................         0.4         4.1
                                                                                                 ------      ------
         Total Stockholders' Equity .......................................................       183.7       179.5
                                                                                                 ------      ------

Total Liabilities and Stockholders' Equity ................................................      $448.7      $391.0
                                                                                                 ======      ======

            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               U.S. $ IN MILLIONS
                                   (UNAUDITED)


                                                                  FOR THE THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                  --------------------
                                                                    1998        1997
                                                                    ----        ----
Operations
     Net income .............................................      $10.0       $11.3
     Depreciation and amortization ..........................        5.1         3.3
     Deferred income tax provision ..........................        3.9         2.2
     Minority interest in earnings of subsidiaries ..........        1.7         1.3
     Other ..................................................        0.6         0.8
     Changes in operating working capital ...................      (11.1)      (19.1)
                                                                   -----       -----
              Cash Provided by (Used in) Operations .........       10.2        (0.2)
                                                                   -----       -----
Investing
     Capital spending .......................................       (5.2)       (5.7)
     Capitalized software costs .............................       (0.9)       (1.6)
     Acquisitions, net of cash acquired .....................      (65.4)         --
     Other ..................................................       (2.0)       (2.0)
                                                                   -----       -----
              Cash Used for Investing .......................      (73.5)       (9.3)
                                                                   -----       -----
Financing
     Cash dividends paid to SWM stockholders ................       (2.4)       (2.4)
     Changes in short-term debt .............................       10.6        (0.7)
     Proceeds from issuances of  long-term debt .............       20.5         0.2
     Payments on long-term debt .............................       (0.2)       (0.2)
     Proceeds from issuances of common stock ................        0.3         0.1
                                                                   -----       -----
              Cash Provided by (Used for) Financing .........       28.8        (3.0)
                                                                   -----       -----

Decrease in Cash and Cash Equivalents .......................      (34.5)      (12.5)

Cash and Cash Equivalents at beginning of period ............       37.2        30.9
                                                                   -----       -----

Cash and Cash Equivalents at end of period ..................      $ 2.7       $18.4
                                                                   =====       =====




            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


NOTE 1.           NATURE OF THE BUSINESS

         Schweitzer-Mauduit International, Inc., including its subsidiaries, ("SWM" or the "Company") is a diversified producer of premium specialty papers and the world's largest supplier of fine papers to the tobacco industry. The Company was formed as a spin-off from Kimberly-Clark Corporation
("Kimberly-Clark") at the close of business on November 30, 1995.

NOTE 2.           BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of SWM and all its majority-owned subsidiaries, including two newly-acquired companies since the beginning of February 1998 (see Note 7). All material intercompany and interdivision amounts and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and on the same basis as the audited financial statements included in the Company's 1997 Annual Report on Form 10-K. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are generally of a normal recurring nature. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These financial statements should be read in connection with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

         Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average numbers of common shares used in the calculations of basic net income per common share for the three month periods ended March 31, 1998 and 1997 were 16,068,000 and 16,054,300, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three month periods ended March 31, 1998 and 1997 were 16,329,700 and 16,289,300, respectively. The only potential common shares are those related to stock options outstanding during the respective periods.

NOTE 3.           INVENTORIES

         The following schedule details inventories by major class as of March 31, 1998 and December 31, 1997:

                                                                       March 31,          December 31,
                                                                         1998                 1997
                                                                       ---------          ------------
At the lower of cost on the First-In, First-Out (FIFO)
 and weighted average methods or market:
     Raw materials ...............................................      $ 21.3               $ 20.1
     Work in process .............................................        15.3                 11.3
     Finished goods ..............................................        26.2                 21.4
     Supplies and other ..........................................        12.4                  9.7
                                                                        ------               ------
                                                                          75.2                 62.5
Excess of FIFO cost over Last-In, First-Out (LIFO) cost ..........        (6.1)                (6.2)
                                                                        ------               ------

       Total .....................................................      $ 69.1               $ 56.3
                                                                        ======               ======

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


NOTE 4.           INCOME TAXES

         The effective income tax rate for the three month period ended March 31, 1998 was 40.9 percent compared with 37.3 percent for the corresponding period of 1997. The provision for income taxes increased primarily as a result of an increase in the corporate income tax rate enacted in France in November 1997 from 36.67 percent to 41.67 percent for 1997 and 1998, retroactive to January 1, 1997, and to 40.00 percent for 1999. This higher French income tax rate increased the provision for income taxes by approximately $0.7 for the three month period ended March 31, 1998. The increase applicable to the 1997 period was recorded in the fourth quarter of 1997 when the income tax rate change was enacted.

NOTE 5.           LEGAL PROCEEDINGS

         Under the terms of the spin-off, the Company assumed liability for and agreed to indemnify Kimberly-Clark from litigation arising out of the operation of the Company's predecessor businesses, including the following cases:

- In January 1997, James E. McCune on behalf of himself and other "nicotine dependent" West Virginia cigarette smokers filed, in the Circuit Court of Kanawha County, West Virginia, a purported class action against several tobacco companies, industry trade associations and consultants, tobacco wholesalers and cigarette component manufacturers, including Kimberly-Clark, seeking equitable relief and compensatory and punitive damages in an unspecified amount for mental suffering and physical injuries allegedly sustained as a result of having smoked cigarettes. The nine-count complaint sets forth several theories of liability, including intentional and negligent misrepresentation, negligence, product liability, breach of warranty and conspiracy. Among other things, the complaint alleges that nicotine is an addictive substance, that the tobacco companies, by using reconstituted tobacco, are able to control the precise amount of nicotine in their cigarettes and that LTR Industries, S.A. ("LTRI"), a French subsidiary of the Company, specializes in the reconstitution process to help the tobacco companies control nicotine levels.

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

- On February 27, 1998, Denny L. Parsons, personal representative of the estate of Audrey E. Parsons, on behalf of his wife and other persons having claims for "personal injury arising from the exposure to respirable asbestos fibers and cigarette smoke", filed a purported class action in the Circuit Court of Kanawha County, West Virginia, against 75 defendants including 42 asbestos defendants and 33 tobacco defendants including Kimberly-Clark and LTRI. The plaintiff seeks to recover $3 in compensatory and $3 in punitive damages on behalf of himself and his wife's estate and the same kind of damages for the purported class in an unspecified amount. The "asbestos defendants" are alleged to be liable on several grounds including strict liability, negligence, failure to warn, breach of warranty, conspiracy to conceal the carcinogenic effects of asbestos, fraudulent misrepresentation, and creation of false medical literature about the dangers of asbestos exposure. The "tobacco defendants" are alleged to

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


         be liable on essentially the same theories of liability and, additionally, fraudulent concealment, misrepresentations about the addictive nature of nicotine, unjust enrichment, and intentional infliction of emotional distress. The complaint further alleges that the "asbestos" and "tobacco" defendants encouraged and assisted each other in their wrongful conduct and that the inhalation of asbestos fibers and tobacco smoke create a greater risk of lung cancer than inhaling asbestos fibers or cigarette smoke alone.

- On March 13, 1998, Linda Morris, representative of the estate of Clifford Morris, filed a complaint in the Circuit Court of Kanawha County, West Virginia, against several tobacco companies, industry trade associations and consultants, Kimberly-Clark and LTRI seeking $2 in compensatory and $3 in punitive damages allegedly sustained as a result of the death of her husband, which plaintiff contends was caused by his addiction to cigarettes. The fourteen count complaint alleges several theories of liability including intentional and negligent misrepresentation, breach of warranty, intentional infliction of emotional distress, product liability, sale of an unreasonably dangerous product and conspiracy.

         As a component supplier, the Company believes that Kimberly-Clark and LTRI have meritorious defenses to each of these cases, but due to the uncertainties of litigation, the Company cannot predict their outcome. The Company is unable to make a meaningful estimate of the amount or range of loss which could result from an unfavorable outcome of these actions. These cases will be vigorously defended.

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

         Prior to the spin-off, Kimberly-Clark was named a potentially responsible party ("PRP") under the provisions of the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), or analogous state statutes, in connection with two waste disposal sites utilized by the Company's Spotswood, New Jersey mill and one site used by the Company's former Mt. Holly Springs, Pennsylvania mill. Prior to the spin-off, the Spotswood mill also responded to an information request by the New Jersey Department of Environmental Protection ("NJDEP") with respect to another landfill site allegedly used by the Spotswood mill. The Company has assumed Kimberly-Clark's liabilities at each of these sites but does not believe that any of these proceedings will result in the imposition of monetary sanctions or have a material adverse effect on the Company's business or financial condition.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


         In December 1997, the Company received notification from the Environmental Protection Agency ("EPA") that, pursuant to CERCLA, it may be named as a PRP in connection with a 1986 shipment of transformer oil containing polychlorinated biphenyl ("PCB's") which the Company's Lee, Massachusetts mills had contracted to have transported to a disposal site by a transporter. The transporter has agreed to indemnify the Company for any liability connected with such shipment.

         The Company assumed responsibility to administer a consent order between Kimberly-Clark and the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee. The Company is obligated to maintain the integrity of the cover and to sample groundwater by means of monitoring wells, in addition to other long-term maintenance responsibilities for this former non-hazardous waste disposal facility. Under the terms of a January 24, 1997 consent order with MDEP, as amended, resulting from a Comprehensive Site Assessment and a Corrective Action Alternative Assessment submitted by the Company to MDEP, the Company is also required to correct a gas migration problem at the landfill property line. Under the terms of the amended order, the deadline for reducing gas concentrations to specified levels at the landfill property line has been extended to September 15, 1998. The estimated total cost of such corrective action, including annual operating expenses, is $0.5, which amount has been accrued as of March 31, 1998.

         The Company recently entered into an agreement with NJDEP to monitor chloroform emissions at its Spotswood mill. Depending on the results of current monitoring, it may be necessary to install chloroform emissions controls at the mill in order to comply with air emissions limits under the New Jersey Air Pollution Control Act. The need for such controls and their cost, if any, is presently undetermined.

         All of the Company's U.S. facilities may be affected by revised air emissions and wastewater discharge standards under rules commonly known as the "Cluster Rules". Although the EPA originally indicated that the proposed rules would be finalized in 1996, the first set of rules was not published until April 1998. The EPA is currently engaged in further rule making. Based on a preliminary analysis, the first phase of the Cluster Rules governing wastewater discharges do not appear to affect the Company's three U.S. mills, as had previously been anticipated. However, the later phases of the Cluster Rules (and/or Title V of the Clean Air Act Amendments of 1990) and National Pollutant Discharge Elimination System permit renewals may require the Company to install air and water pollution controls at its U.S. facilities sometime after the year 2000. Due to uncertainty concerning applicable requirements under the above-mentioned and other possible regulations, potential capital expenditures which may become necessary for compliance cannot be estimated until after such requirements, if any, are known.

The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada, including the aforementioned matters. For these purposes, the Company anticipates that it will incur capital expenditures of approximately $3 annually in 1998 and 1999. The major projects included in these estimates include upgrading wastewater treatment facilities at various locations and installation of equipment to treat volatile organic compound emissions in France. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in capacity expansion, quality improvements, capital replacements, productivity improvements, or cost containment projects, and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


NOTE 7.           ACQUISITIONS

         On February 2, 1998, the Company's wholly-owned subsidiary, Schweitzer-Mauduit Spain, S.L. ("SM-Spain"), paid approximately $62.0 in cash for 99.97 percent ownership interest in Companhia Industrial de Papel Pirahy ("Pirahy"), a specialty paper manufacturer located near Rio de Janeiro, Brazil. In connection with the acquisition of Pirahy, the Company modified its existing credit agreement to provide a $20.0 term loan to SM-Spain. SM-Spain borrowed the remaining funds for the transaction from Schweitzer-Mauduit France, S.A.R.L. ("SM-France"), a French subsidiary of the Company, which in turn utilized its existing cash balances and borrowings from its revolving credit facilities.

         Additionally, on February 11, 1998, the Company's second tier subsidiary, Schweitzer-Mauduit Enterprises ("SM-Enterprises") paid 37.2 million French francs (approximately $6.1) in cash and assumed approximately $5.8 in existing net debt for all of the outstanding shares of Ingefico, S.A. and 97.1 percent of the outstanding shares of its pulp and specialty paper manufacturing subsidiaries, Groupe SAPAM and Papeteries de la Moulasse, located in St. Girons, France. Subsequently, SM-Enterprises acquired all the remaining shares of the minority interest for $0.2 in cash.

         The above acquisitions have been accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the respective dates of the acquisitions. In conjunction with the acquisitions, liabilities were assumed as follows:

                  Fair value of assets acquired                $ 95.7
                  Less: Cash paid for the stock                 (68.3)
                        Direct costs incurred                    (2.0)
                                                               ------
                  Liabilities assumed                          $ 25.4
                                                               ======

         The operating results of the newly-acquired companies are included in the Consolidated Statement of Income beginning February 1, 1998. The following summarizes unaudited consolidated pro forma results of operations, assuming the acquisitions had occurred at the beginning of each of the following periods:

                                                         Three Months Ended       Three Months Ended    Full Year Ended
                                                           March 31, 1998           March 31, 1997     December 31, 1997
                                                           --------------           --------------     -----------------
         Pro Forma Net Sales...........................        $ 143.5                  $140.4               $570.4
         Pro Forma Net Income..........................        $  10.1                  $ 11.1               $ 44.2
         Pro Forma Diluted Earnings Per Share..........        $   .62                  $  .68               $ 2.71


NOTE 8.           SUBSEQUENT EVENT

         On April 15, 1998, the Company announced that it has reached an agreement with the labor union at its Spotswood mill to modify work rules and eliminate 67 hourly positions. The cost of a related voluntary retirement program is expected to be approximately $2 and is anticipated to be expensed in the upcoming second quarter. Cost savings should begin to be realized during the same quarter. On an ongoing basis, this program is expected to provide annual net cost savings of approximately $5.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


NOTE 9.           NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting of Comprehensive Income" which became effective in the current quarter. Currently, the only item of comprehensive income not included in the Company's determination of net income is the change in unrealized foreign currency translation adjustments, as shown below for the three month periods ended March 31, 1998 and 1997:

                                                                                  1998         1997
                                                                                 ------       ------
         Net Income........................................................      $ 10.0       $ 11.3
              Other comprehensive income, net of taxes:
                  Unrealized foreign currency translation adjustments......        (3.7)        (7.3)
                                                                                 ------       ------
         Comprehensive Income..............................................      $  6.3       $  4.0
                                                                                 ======       ======

         More than 60 percent of the Company's assets and liabilities are outside the United States, substantially all in France and Brazil. The balance sheets of the Company's foreign subsidiaries are translated at period-end currency exchange rates, and the differences from historical exchange rates are reflected in accumulated other comprehensive income as unrealized foreign currency translation adjustments. Unrealized foreign currency translation adjustments for the three month periods ended March 31, 1998 and 1997 are substantially all due to the strengthening of the U.S. dollar against the French franc during the first three months of 1998 and 1997 and the strengthening of the U.S. dollar against the Brazilian real from the date of the acquisition of the Brazilian subsidiary through the end of the first quarter of 1998.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will be effective no later than for the Company's 1998 Annual Report on Form 10-K. This new statement may affect the Company's financial statement disclosures. The Company is evaluating how to implement the new disclosure requirements.

ITEM 2.           SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management believes that the following commentary and tables appropriately discuss and analyze the comparative results of operations and the financial condition of the Company for the periods covered.

OVERVIEW

         The Company operates principally in one industry segment, which consists of cigarette paper, tipping paper and plug wrap paper used to wrap various parts of a cigarette and reconstituted tobacco products. The Company's non-tobacco industry products represented approximately six percent of the Company's net sales in 1997. Due to the non-tobacco related net sales of the newly-acquired companies, the Company's non-tobacco industry products increased to approximately ten percent of the Company's net sales during the first quarter of 1998. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

         For purposes of the geographic disclosure in the following tables, the term "United States" includes operations in the U.S. and Canada. The Canadian operations exist primarily to produce flax fiber used as raw material in the U.S. operations and have no material effect on such geographic disclosure. The Company's Brazilian operations were acquired on February 2, 1998. Accordingly, the results of its operations are included in SWM's consolidated financial statements since the beginning of February 1998.

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

RESULTS OF OPERATIONS

         By Geography for the three months ended March 31, 1998 and 1997
                              (U.S. $ in millions)

                                                                                   % of Consolidated
                                                                    % Change       -----------------
Net Sales                                  1998         1997        vs. 1997      1998             1997
---------                                  ----         ----        --------      ----             ----
United States ......................      $ 48.5       $ 49.7        - 2.4%       36.1%            44.0%
France..............................        79.3         63.7        +24.5        59.1             56.4
Brazil..............................        10.8         N.A.                      8.0
Eliminations........................        (4.3)        (0.4)                    (3.2)            (0.4)
                                          ------       ------                    -----            -----
   Consolidated ....................      $134.3       $113.0        +18.8%      100.0%           100.0%
                                          ======       ======                    =====            =====

                                                                   % of Consolidated     % Return on Sales
                                                     % Change      -----------------     -----------------
Operating Profit                1998        1997     vs. 1997       1998       1997       1998       1997
----------------                ----        ----     --------       ----       ----       ----       ----
United States..............    $ 4.3       $ 7.7       -44.2%       20.9%      36.7%       8.9%      15.5%
France.....................     18.1        14.7       +23.1        87.8       70.0       22.8       23.1
Brazil.....................     (0.4)       N.A.                    (1.9)                 (3.7)
Unallocated/Eliminations...     (1.4)       (1.4)                   (6.8)      (6.7)
                               -----       -----                    -----     -----
   Consolidated............    $20.6       $21.0       - 1.9%       100.0%    100.0%      15.3%      18.6%
                               =====       =====                    =====     =====

         N.A. - Not applicable

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


         Primarily as a result of the recent acquisitions, total assets by geographical area have changed as follows:

                                                                                        % of Consolidated
                                            March 31,          December 31,             -----------------
         Total Assets                         1998                 1997              1998              1997
         ------------                         ----                 ----              ----              ----
         United States..................     $159.8               $155.4             35.6%             39.7%
         France.........................      222.7                237.6             49.6              60.8
         Brazil.........................       70.0                 N.A.             15.6
         Intergeographic items..........       (3.8)                (2.0)            (0.8)             (0.5)
                                             ------               ------            -----             -----
            Consolidated................     $448.7               $391.0            100.0%            100.0%
                                             ======               ======            =====             =====

                  N.A. - Not applicable

Net Sales

         Net sales increased by $21.3 million in the three month period ended March 31, 1998, compared with the corresponding period of the preceding year. This increase was primarily attributable to sales at the two newly-acquired companies, whose results are included in the Company's consolidated results beginning in February 1998, and stronger sales volumes in France. Net sales of the newly-acquired Brazilian and French companies totaled $18.2 million in the quarter. Excluding the acquisitions, worldwide sales volumes increased by nine percent, favorably effecting net sales by $8.2 million. Sales volumes from the French businesses grew by 24 percent for the three month period, excluding the French acquisition, primarily due to gains in porous plug wrap, tipping paper and reconstituted tobacco leaf products. Sales volumes declined at the U.S. business unit by 11 percent for the three month period apparently due to reduced domestic cigarette production by the Company's customers. Sales volumes in the U.S. declined in all major product lines. Compared with the same three month period of the preceding year, changes in selling prices and sales mix had a favorable effect of $0.8 million. The net sales comparison was unfavorably effected $5.9 million by changes in currency exchange rates, primarily related to a strengthened U.S. dollar versus the French franc.

Operating Profit

         Operating profit decreased by $0.4 million in the three month period ended March 31, 1998, compared with the corresponding period of the preceding year. The decrease was primarily the result of new computer systems expenses in the U.S., lower U.S. business unit sales volumes, one-time costs in the Brazilian business unit and changes in currency exchange rates, which more than offset the benefit of higher French sales volumes. Amortization of capitalized software costs related to the new integrated computer systems in the U.S. and associated incremental operating expenses began in January 1998. Additionally, start-up costs were incurred in the first quarter related to the new U.S. computer systems. These U.S. computer systems costs totaled approximately $2.1 million, of which approximately $1.2 million represented start-up costs which will not be continuing. In Brazil, one-time costs associated with purchase accounting for inventories unfavorably effected operating profit by $0.6 million. Non-manufacturing expenses increased by $0.7 million during the quarter. This increase was solely caused by expenses at the two newly-acquired companies. Excluding expenses of the newly-acquired companies, non-manufacturing expenses were four percent lower than in the corresponding period of the prior year. Per ton wood pulp cost decreases compared with the prior year favorably impacted operating profit by $0.5 million in the three month period, although this benefit was offset in part by changes in selling prices. Changes in currency exchange rates had an unfavorable impact of approximately $1.0 million on the operating profit change in the three month period.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)

NON-OPERATING EXPENSES

         Interest expense increased by $0.4 million in the three month period ended March 31, 1998, compared with the corresponding period of the preceding year. The increase was primarily a result of increased debt related to acquisitions in Brazil and France and higher interest rates in France, partially offset by changes in currency exchange rates. Other income (expense) consists primarily of interest income and foreign currency transaction gains and losses in the 1998 and 1997 periods and a one-time favorable litigation recovery in France in the first quarter, 1998.

INCOME TAXES

         The effective income tax rate for the three month period ended March 31, 1998 was 40.9 percent compared with 37.3 percent for the corresponding period of 1997. The provision for income taxes increased primarily as a result of an increase in the corporate income tax rate enacted in France in November 1997 from 36.67 percent to 41.67 percent for 1997 and 1998, retroactive to January 1, 1997, and to 40.00 percent for 1999. This higher French income tax rate increased the provision for income taxes by approximately $0.7 million for the three month period ended March 31, 1998. The increase applicable to the 1997 period was recorded in the fourth quarter of 1997 when the income tax rate change was enacted.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations, the amount attributable to changes in operating working capital, and the amount of cash used for capital expenditures and capitalized software costs for the three months ended March 31, 1998 and 1997 were as follows:

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                   (U.S. $ in millions)
                                                                    1998           1997
                                                                    ----           ----
Net cash provided by (used in) operations..................        $ 10.2         $ (0.2)
Increase in operating working capital......................         (11.1)         (19.1)

Capital expenditures........................................          5.2            5.7
Capitalized software costs..................................          0.9            1.6

         The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. The Company's net cash provided by operations increased from $(0.2) million for the three months ended March 31, 1997 to $10.2 million for the three months ended March 31, 1998, primarily as a result of changes in operating working capital, excluding the added working capital obtained with the two recent acquisitions. Changes in operating working capital contributed unfavorably to cash flow in both periods, by $11.1 million and $19.1 million in the three month periods ended March 31, 1998 and 1997, respectively. Excluding working capital of the two acquisitions, the 1998 increase in working capital was primarily due to a decrease in accounts payable, mainly associated with 1998 payments for capital expenditures included in accounts payable at December 31, 1997. The 1997 increase in working capital was primarily due to a decrease in accounts payable, mainly associated with 1997 payments for capital expenditures and capitalized software costs included in accounts payable at December 31, 1996, and an increase in accounts receivable mainly due to higher March 1997 sales compared with sales in December 1996 and the timing of collections from certain customers.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)

         Cash provided by operations exceeded the level of capital spending during the first three months of 1998. Capital spending for the three months ended March 31, 1998 included $1.8 million toward upgrades to a paper machine at the Ancram mill.

         In addition to capital spending, the Company incurred, and deferred on the balance sheet, additional software development costs of $0.9 million in the three month period ended March 31, 1998, toward new company-wide integrated computer systems. Most of this spending occurred in France. These computer systems are replacing the previously used Kimberly-Clark systems and ensure the Company's computer systems are able to handle the change to the year 2000.

         In February 1998, two acquisitions were completed. On February 2, 1998, SM-Spain paid approximately $62.0 million in cash for 99.97 percent ownership interest in Pirahy. In connection with the acquisition of Pirahy, the Company modified its existing credit agreement to provide a $20.0 million term loan to SM-Spain. SM-Spain borrowed the remaining funds for the transaction from SM-France, which in turn utilized its existing cash balances and borrowings from its revolving credit facilities. Additionally, on February 11, 1998, SM-Enterprises paid 37.2 million French francs (approximately $6.1 million) in cash and assumed approximately $5.8 million in existing net debt for all of the outstanding shares of Ingefico, S.A. and 97.1 percent of the outstanding shares of its pulp and specialty paper manufacturing subsidiaries, Groupe SAPAM and Papeteries de la Moulasse. Subsequently, SM-Enterprises acquired all the remaining shares of the minority interest for $0.2 million in cash.

         During the first quarter of 1998, the Ancram mill successfully completed a rebuild of the wet end of a long fiber paper machine. During March 1997, the Quimperle, France mill successfully started up its new long fiber paper machine. This machine continues to operate well. During the first quarter of 1998, the Quimperle mill initiated a speed-up program for this machine. By late 1998, this speed-up program and the completed Ancram project will, together, increase the Company's annual long fiber production capacity by 10 to 12 percent.

         On April 24, 1997, the Board of Directors authorized a program to permit the repurchase of the Company's common stock through December 31, 1998 in an aggregate amount not to exceed $20 million. This was to provide the Company flexibility in the event other timely strategic investments were not available. No repurchases of common stock had been made as of March 31, 1998.

         On April 23, 1998, the Board of Directors declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on June 8, 1998 to stockholders of record on May 11, 1998.

         The Company's ongoing requirements for cash consist principally of amounts required for capital expenditures, the new company-wide integrated computer systems, stockholder dividends and working capital. Other than expenditures associated with environmental matters (see Note 6 of the Notes to Unaudited Consolidated Financial Statements) and other capital projects mentioned in the Outlook section below, the Company had no material outstanding commitments as of March 31, 1998. The principal sources of cash are expected to be cash flow from operations and borrowings from commercial banks.

         The Company believes its cash flow from operations, together with borrowings available under its revolving credit facilities, will be sufficient to fund its ongoing cash requirements.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)


NEW ACCOUNTING STANDARD

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will be effective no later than for the Company's 1998 Annual Report on Form 10-K. This new statement may affect the Company's financial statement disclosures. The Company is evaluating how to implement the new disclosure requirements.

OUTLOOK

         During the remainder of 1998, the Company expects to benefit from continued growth in sales volumes outside the United States, reflecting increased demand for the Company's products and sales from recently acquired companies in Brazil and France. Cost savings are expected to continue from recently implemented capital projects. The higher corporate income tax rate in France is expected to negatively impact full year 1998 earnings by $.15 to $.20 per share compared with 1997. Amortization of capitalized software costs related to the new integrated computer systems in the U.S. began in January and is expected to reduce full year 1998 earnings by approximately $.05 per share compared with 1997. Additionally, operating expenses for the new computer network in the U.S. over and above the amount previously paid to Kimberly-Clark for utilization of its systems are expected to have an unfavorable full year effect of approximately $.08 per share in 1998 compared with 1997. The per ton cost of wood pulp declined somewhat in the first quarter, although a small increase in per ton wood pulp costs is expected later this year.

         The Company has begun to integrate the Brazilian and French acquisitions, which occurred in February 1998, but does not expect them to begin contributing positively to earnings until later in 1998. The Company's customers in the U.S. traditionally reduce their operating schedules around holidays during the third and fourth quarters, which could soften the demand for the Company's products and allow for additional maintenance and capital work. Also, the direction of the U.S. cigarette market remains unclear at this time, given the potential tobacco settlement legislation, the effect of lower exports of cigarettes by the Company's customers in the U.S. and the continuing adverse publicity for the tobacco industry.

         The Company expects capital spending for 1998 to be approximately $35 to $40 million in total, focused primarily on internal capacity expansion, product quality improvements and cost reduction opportunities. In addition to capital spending, the Company expects to incur approximately $4 to $5 million of additional capitalized software costs in 1998, primarily in France. Start-up of the new systems in France is expected to begin in mid-1999.

         Certain comments contained herein concerning the business outlook and anticipated financial results of the Company constitute forward-looking statements and are based upon management's expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the Company's results will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates. Certain such factors that could cause the Company's future results to differ materially from those expressed in any such forward-looking statements are discussed in the Company's Annual Report on Form 10-K, Part I, Item 7, under the heading "Factors That May Affect Future Results".

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS.

         Under the terms of the spin-off, the Company assumed liability for and agreed to indemnify Kimberly-Clark from litigation arising out of the operation of the Company's predecessor businesses, including the following two new cases:


- On February 27, 1998, Denny L. Parsons, personal representative of the estate of Audrey E. Parsons, on behalf of his wife and other persons having claims for "personal injury arising from the exposure to respirable asbestos fibers and cigarette smoke", filed a purported class action in the Circuit Court of Kanawha County, West Virginia, against 75 defendants including 42 asbestos defendants and 33 tobacco defendants including Kimberly-Clark and LTRI. The plaintiff seeks to recover $3 in compensatory and $3 in punitive damages on behalf of himself and his wife's estate and the same kind of damages for the purported class in an unspecified amount. The "asbestos defendants" are alleged to be liable on several grounds including strict liability, negligence, failure to warn, breach of warranty, conspiracy to conceal the carcinogenic effects of asbestos, fraudulent misrepresentation, and creation of false medical literature about the dangers of asbestos exposure. The "tobacco defendants" are alleged to be liable on essentially the same theories of liability and, additionally, fraudulent concealment, misrepresentations about the addictive nature of nicotine, unjust enrichment, and intentional infliction of emotional distress. The complaint further alleges that the "asbestos" and "tobacco" defendants encouraged and assisted each other in their wrongful conduct and that the inhalation of asbestos fibers and tobacco smoke create a greater risk of lung cancer than inhaling asbestos fibers or cigarette smoke alone.

- On March 13, 1998, Linda Morris, representative of the estate of Clifford Morris, filed a complaint in the Circuit Court of Kanawha County, West Virginia, against several tobacco companies, industry trade associations and consultants, Kimberly-Clark and LTRI seeking $2 in compensatory and $3 in punitive damages allegedly sustained as a result of the death of her husband, which plaintiff contends was caused by his addiction to cigarettes. The fourteen count complaint alleges several theories of liability including intentional and negligent misrepresentation, breach of warranty, intentional infliction of emotional distress, product liability, sale of an unreasonably dangerous product and conspiracy.

         As a component supplier, the Company believes that Kimberly-Clark and LTRI have meritorious defenses to each of these cases, but due to the uncertainties of litigation, the Company cannot predict their outcome. The Company is unable to make a meaningful estimate of the amount or range of loss which could result from an unfavorable outcome of these actions. These cases will be vigorously defended.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.


(a) Exhibits:

         10. Amended and Restated Credit Agreement dated as of January 30, 1998, between Schweitzer-Mauduit International, Inc., as Borrower and Guarantor, Schweitzer-Mauduit France, S.A.R.L., as Borrower, PDM Industries S.N.C., as Borrower, and Schweitzer-Mauduit Spain, S.L., as Borrower, the Banks named therein and Societe Generale, as Agent.

         15. Independent Accountants' Report, dated April 28, 1998 from Deloitte & Touche LLP to Schweitzer-Mauduit International, Inc.

         23.  Independent Accountants' Consent.

         27.  Financial Data Schedule (for SEC use only).


(b) Reports on Form 8-K:

         (1) On January 26, 1998, the Company filed a Current Report on Form 8-K dated January 13, 1998, which reported the Company's announcement that an agreement had been reached to acquire Ingefico, S.A. and its pulp and specialty paper manufacturing subsidiaries located in St. Girons in the southwestern part of France.
         (2) On February 19, 1998, the Company filed a Current Report on Form 8-K dated February 2, 1998, which reported that the Company closed on two previously announced acquisitions. The closing occurred on February 2, 1998 to acquire Companhia Industrial de Papel Pirahy, a specialty paper manufacturer located near Rio de Janeiro, Brazil. The closing occurred on February 11, 1998 to acquire Ingefico, S.A. and its pulp and specialty paper manufacturing subsidiaries.
         (3) On April 6, 1998, the Company filed a Current Report on Form 8-K dated March 30, 1998, which reported: (a) the Company's announcement on March 30, 1998 that first quarter diluted earnings per share were expected to be $.55 to $.60, (b) the Company's announcement on March 31, 1998 of a 45 day extension to the Supply Agreement with Philip Morris, and (c) the Company's announcement on April 1, 1998 that Jean-Pierre Le Hetet was elected to the newly created position of Chief Operating Officer.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Schweitzer-Mauduit International, Inc.
                                                  (Registrant)




                                    By:     /s/  PAUL C. ROBERTS
                                       -----------------------------------------
                                             Paul C. Roberts
                                             Chief Financial Officer and
                                             Treasurer
                                             (duly authorized officer and
                                             principal financial officer)




                                    By:      /s/  WAYNE L. GRUNEWALD
                                       -----------------------------------------
                                             Wayne L. Grunewald
                                             Controller
                                             (principal accounting officer)






May 14, 1998

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                                INDEX TO EXHIBITS

                                                                                      SEQUENTIALLY
EXHIBIT                                                                                 NUMBERED
NUMBER                                   DESCRIPTION                                      PAGE
-------                              -------------------                              ------------
10.           --- Amended and Restated Credit Agreement dated as of January
                  30, 1998, between Schweitzer-Mauduit International, Inc., as
                  Borrower and Guarantor, Schweitzer-Mauduit France, S.A.R.L.,
                  as Borrower, PDM Industries S.N.C., as Borrower, and
                  Schweitzer-Mauduit Spain, S.L., as Borrower, the Banks named therein and Societe Generale, as Agent.

15.           --- Independent Accountants' Report, dated April 28, 1998 from
                  Deloitte & Touche LLP to Schweitzer-Mauduit International,
                  Inc.

23.           --- Independent Accountants' Consent.

27.           --- Financial Data Schedule (for SEC use only).