Form 10-Q
period 1998-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 1998-08-11
CIK 1000623

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1998

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

Yes    X     No       .
    ------      ------

As of June 30, 1998, 16,077,965 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                        FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                            ENDED JUNE 30,            ENDED JUNE 30,
                                                        --------------------      ---------------------
                                                          1998         1997        1998           1997
                                                        -------      -------      -------       -------
Net Sales ........................................      $ 144.0      $ 116.3      $ 278.3       $ 229.3
     Cost of products sold .......................        116.3         82.8        219.5         165.0
                                                        -------      -------      -------       -------
Gross Profit .....................................         27.7         33.5         58.8          64.3
     Selling expense .............................          5.3          4.5         10.2           8.7
     Research expense ............................          1.7          1.6          3.0           3.1
     General expense .............................          5.1          4.5          9.4           8.6
                                                        -------      -------      -------       -------
 Operating Profit ................................         15.6         22.9         36.2          43.9
     Interest expense ............................         (1.8)        (1.0)        (3.2)         (2.0)
     Other income (expense), net .................          0.1          0.5          0.7           0.6
                                                        -------      -------      -------       -------
Income Before Income Taxes and Minority Interest .         13.9         22.4         33.7          42.5
     Provision for income taxes ..................          0.6          8.3          8.7          15.8
                                                        -------      -------      -------       -------
Income Before Minority Interest ..................         13.3         14.1         25.0          26.7
     Minority interest in earnings of subsidiaries          1.1          1.4          2.8           2.7
                                                        -------      -------      -------       -------
Net Income .......................................      $  12.2      $  12.7      $  22.2       $  24.0
                                                        =======      =======      =======       =======

Net Income per Common Share
     Basic .......................................      $   .76      $   .79      $  1.38       $  1.49
                                                        =======      =======      =======       =======
     Diluted .....................................      $   .75      $   .78      $  1.36       $  1.47
                                                        =======      =======      =======       =======

Cash Dividends Declared per Common Share .........      $   .15      $   .15      $   .30       $   .30
                                                        =======      =======      =======       =======








            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                                        JUNE 30,  DECEMBER 31,
                                                                                          1998         1997
--------------------------------------------------------------------------------------------------------------
                                                      ASSETS
Current Assets
     Cash and cash equivalents ...................................................      $  1.0      $ 37.2
     Accounts receivable .........................................................        71.4        57.0
     Inventories .................................................................        68.9        56.3
     Deferred income tax benefits ................................................         3.8         3.3
     Prepaid expenses ............................................................         5.2         3.8
                                                                                        ------      ------
         Total Current Assets ....................................................       150.3       157.6
                                                                                        ------      ------

 Gross Property ..................................................................       442.2       370.0
     Less accumulated depreciation ...............................................       177.2       168.9
                                                                                        ------      ------
         Net Property ............................................................       265.0       201.1
                                                                                        ------      ------

Noncurrent Deferred Income Tax Benefits ..........................................        23.3        18.4
                                                                                        ------      ------

Deferred Charges and Other Assets ................................................        14.4        13.9
                                                                                        ------      ------

Total Assets .....................................................................      $453.0      $391.0
                                                                                        ======      ======

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt ...........................................      $  4.2      $  2.5
     Other short-term debt .......................................................        10.2         0.5
     Accounts payable ............................................................        45.2        43.4
     Accrued expenses ............................................................        53.5        43.0
     Income taxes payable ........................................................         1.3         1.1
                                                                                        ------      ------
         Total Current Liabilities ...............................................       114.4        90.5
                                                                                        ------      ------

Long-Term Debt ...................................................................       104.0        80.8
                                                                                        ------      ------
Deferred Income Taxes ............................................................        12.6        11.2
                                                                                        ------      ------
Other Noncurrent Liabilities .....................................................        24.0        21.9
                                                                                        ------      ------
Minority Interest ................................................................         4.7         7.1
                                                                                        ------      ------
Contingencies (See Notes 5 and 6)
Stockholders' Equity
     Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued .          --          --
        Common Stock -$.10 par value - 100,000,000 shares authorized,
         16,077,965 and 16,065,443  shares issued and outstanding at
         June 30, 1998 and December 31, 1997, respectively .......................         l.6         1.6
     Additional paid-in capital ..................................................        60.6        60.3
     Retained earnings ...........................................................       130.9       113.5
     Accumulated other comprehensive income -
       Unrealized foreign currency translation adjustments .......................         0.2         4.1
                                                                                        ------      ------
         Total Stockholders' Equity ..............................................       193.3       179.5
                                                                                        ------      ------

Total Liabilities and Stockholders' Equity .......................................      $453.0      $391.0
                                                                                        ======      ======

            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               U.S. $ IN MILLIONS
                                   (UNAUDITED)

                                                                      FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                      -------------------
                                                                      1998           1997
                                                                      ----           ----
Operations
     Net income ...................................                  $22.2          $24.0
     Depreciation and amortization ................                   10.7            6.9
     Deferred income tax provision ................                    1.3            5.0
     Minority interest in earnings of subsidiaries                     2.8            2.7
     Other ........................................                    2.5            1.7
     Changes in operating working capital .........                  (11.8)         (22.6)
                                                                     -----          -----
              Cash Provided by Operations .........                   27.7           17.7
                                                                     -----          -----
Investing
     Capital spending .............................                  (12.5)         (11.0)
     Capitalized software costs ...................                   (1.9)          (3.2)
     Acquisitions, net of cash acquired ...........                  (65.4)            --
     Other ........................................                   (2.3)          (3.7)
                                                                     -----          -----
              Cash Used for Investing .............                  (82.1)         (17.9)
                                                                     -----          -----
Financing
     Cash dividends paid to SWM stockholders ......                   (4.8)          (4.8)
     Cash dividends paid to minority owner ........                   (5.3)          (4.5)
     Changes in short-term debt ...................                    7.3           (1.0)
     Proceeds from issuances of  long-term debt ...                   24.2            4.8
     Payments on long-term debt ...................                   (3.5)          (3.3)
     Proceeds from issuances of common stock ......                    0.3            0.1
                                                                     -----          -----
              Cash Provided by (Used for) Financing                   18.2           (8.7)
                                                                     -----          -----

Decrease in Cash and Cash Equivalents .............                  (36.2)          (8.9)

Cash and Cash Equivalents at beginning of period ..                   37.2           30.9
                                                                     -----          -----

Cash and Cash Equivalents at end of period ........                  $ 1.0          $22.0
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

     Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average numbers of common shares used in the calculations of basic net income per common share for the three and six month periods ended June 30, 1998 were approximately 16,077,900 and 16,073,000, respectively, and for the three and six month periods ended June 30, 1997 were 16,056,800 and 16,055,600, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three and six month periods ended June 30, 1998 were approximately 16,297,200 and 16,311,600, respectively, and for the three and six month periods ended June 30, 1997 were 16,306,400 and 16,297,900, respectively. The only potential common shares are those related to stock options outstanding during the respective periods.

NOTE 3.           INVENTORIES

     The following schedule details inventories by major class as of June 30, 1998 and December 31, 1997:

                                                                       JUNE 30,          DECEMBER 31,
                                                                         1998                1997
                                                                      ---------          -------------
At the lower of cost on the First-In, First-Out (FIFO)
  and weighted average methods or market:
     Raw materials ...............................................    $   22.2             $   20.1
     Work in process .............................................        13.0                 11.3
     Finished goods ..............................................        26.8                 21.4
     Supplies and other ..........................................        13.7                  9.7
                                                                      --------             --------
                                                                          75.7                 62.5
Excess of FIFO cost over Last-In, First-Out (LIFO) cost ..........        (6.8)                (6.2)
                                                                      --------             --------

       Total .....................................................    $   68.9             $   56.3
                                                                      ========             ========

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


NOTE 4.           INCOME TAXES

     The effective income tax rates for the three and six month periods ended June 30, 1998 were 4.3 percent and 25.8 percent, respectively, compared with
37.1 percent and 37.2 percent for the respective corresponding periods of 1997. The 1998 periods reflect the benefit of a reduction in the valuation allowance recorded against certain French deferred income tax assets arising from net operating loss carryforwards ("NOLs"). This adjustment reduced the provision for income taxes by $5.2 in the second quarter of 1998. The reduction in the valuation allowance was recorded because of continued strong earnings and projected future earnings at the French businesses that utilize the NOLs, reducing the uncertainty that these NOLs will be fully utilized in the future. Excluding the impact of this adjustment, the effective income tax rates for the three and six month periods ended June 30, 1998 would have been 41.7 percent and
41.2 percent, respectively. These higher effective income tax rates compared with the corresponding periods of 1997 were primarily the result of an increase in the corporate income tax rate enacted in France in November 1997 from 36.67 percent to 41.67 percent for 1997 and 1998, retroactive to January 1, 1997, and to 40.00 percent for 1999. The increase applicable to the 1997 period was recorded in the fourth quarter of 1997 when the income tax rate change was enacted.

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

- In February 1998, Cleo Huffman, on behalf of herself and her deceased husband, filed a complaint in the Circuit Court of Kanawha County, West Virginia, against several tobacco companies, industry trade associations and consultants, tobacco wholesalers, Kimberly-Clark, LTRI and others, seeking equitable relief, $2.0 in compensatory damages and $3.0 in punitive damages allegedly sustained as a result of the death of her husband which plaintiff contends was caused by his "addiction" to smoking Camel cigarettes. The fourteen-count complaint sets forth several theories of liability, including intentional and negligent misrepresentation, breach of express and implied warranties, intentional infliction of emotional distress, product liability, sale of an unreasonably dangerous product and conspiracy.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


- In February 1998, Denny L. Parsons, personal representative of the estate of Audrey E. Parsons, on behalf of his wife and other persons having claims for "personal injury arising from the exposure to respirable asbestos fibers and cigarette smoke", filed a purported class action in the Circuit Court of Kanawha County, West Virginia, against 75 defendants including 42 asbestos defendants and 33 tobacco defendants including Kimberly-Clark and LTRI. The plaintiff seeks to recover $3 in compensatory and $3 in punitive damages on behalf of himself and his wife's estate and the same type of damages for the purported class in an unspecified amount. The "asbestos defendants" are alleged to be liable on several grounds including strict liability, negligence, failure to warn, breach of warranty, conspiracy to conceal the carcinogenic effects of asbestos, fraudulent misrepresentation, and creation of false medical literature about the dangers of asbestos exposure. The "tobacco defendants" are alleged to be liable on essentially the same theories of liability and, additionally, fraudulent concealment, misrepresentations about the addictive nature of nicotine, unjust enrichment, and intentional infliction of emotional distress. The complaint further alleges that the "asbestos" and "tobacco" defendants encouraged and assisted each other in their wrongful conduct and that the inhalation of asbestos fibers and tobacco smoke create a greater risk of lung cancer than inhaling asbestos fibers or cigarette smoke alone.

- In March 1998, Linda Morris, representative of the estate of Clifford Morris, filed a complaint in the Circuit Court of Kanawha County, West Virginia, against several tobacco companies, industry trade associations and consultants, Kimberly-Clark and LTRI seeking $2 in compensatory and $3 in punitive damages allegedly sustained as a result of the death of her husband, which plaintiff contends was caused by his addiction to cigarettes. The fourteen count complaint alleges several theories of liability including intentional and negligent misrepresentation, breach of warranty, intentional infliction of emotional distress, product liability, sale of an unreasonably dangerous product and conspiracy.

- In June 1998, three union health and welfare funds on behalf of themselves and "all labor-management multi-employer health and welfare trust funds operating in the State of Utah", instituted a purported class action in the U.S. District Court for the District of Utah, Central Division, against several tobacco companies, tobacco industry trade associations, law firms and component suppliers including Kimberly-Clark and LTRI, seeking to recover compensatory and punitive damages in an unspecified amount for health care expenditures caused by tobacco use, treble damages and attorneys' fees, declaratory, injunctive and other equitable relief. The 21 count complaint sets forth several theories of liability including violations of federal and Utah Racketeer Influenced and Corrupt Organizations ("RICO") statutes, the Sherman Act, fraud and misrepresentation, breach of express and implied warranties, negligence, strict liability, aiding and abetting and conspiracy. Among other things, the complaint alleges that the tobacco companies used the reconstituted process "to triple or even quadruple the nicotine content of the reconstituted tobacco in their cigarettes" and, further, that Kimberly-Clark manufactured and sold reconstituted tobacco knowing that it would be used by cigarette companies to manipulate the level of nicotine, a substance known to be addictive, in their cigarettes.

     As component suppliers, the Company believes that Kimberly-Clark and LTRI have meritorious defenses to each of these cases. LTRI has or will seek to be dismissed from these actions on the grounds that it is not subject to the personal jurisdiction of the West Virginia and Utah courts, respectively. Due to the uncertainties of litigation, the Company cannot predict the outcome of these cases, and is unable to make a meaningful estimate of the amount or range of loss which could result from an unfavorable outcome of these actions. These cases will be vigorously defended.

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

     The Company assumed responsibility to administer a consent order between Kimberly-Clark and the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee, Massachusetts. The Company is obligated to maintain the integrity of the cover and to sample groundwater by means of monitoring wells, in addition to other long-term maintenance responsibilities for this former non-hazardous waste disposal facility. Under the terms of a January 24, 1997 consent order with MDEP, as amended, resulting from a Comprehensive Site Assessment and a Corrective Action Alternative Assessment submitted by the Company to MDEP, the Company is also required to correct a gas migration problem at the landfill property line. Under the terms of the amended order, the deadline for reducing gas concentrations to specified levels at the landfill property line has been extended to September 15, 1998. The estimated total cost of such corrective action, including annual operating expenses, is $0.5, which amount has been accrued as of June 30, 1998.

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

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     All of the Company's U.S. facilities may be affected by revised air emissions and wastewater discharge standards under rules commonly known as the "Cluster Rules". Although the Environmental Protection Agency ("EPA") originally indicated that the proposed rules would be finalized in 1996, the first set of rules was not published until April 1998. The EPA is currently engaged in further rule-making. Based on a preliminary analysis, the first phase of the Cluster Rules governing wastewater discharges does not appear to affect the Company's three U.S. mills, as had previously been anticipated. However, the later phases of the Cluster Rules (and/or Title V of the Clean Air Act Amendments of 1990) and National Pollutant Discharge Elimination System permit renewals may require the Company to install air and water pollution controls at its U.S. facilities sometime after the year 2000. Due to uncertainty concerning applicable requirements under the above-mentioned and other possible regulations, potential capital expenditures which may become necessary for compliance cannot be estimated until after such requirements, if any, are known.

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

     The above acquisitions have been accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the respective dates of the acquisitions. In conjunction with the acquisitions, liabilities were assumed as follows:

              Fair value of assets acquired                     $  95.7
              Less:  Cash paid for the stock                      (68.3)
                     Direct costs incurred                         (2.0)
                                                                -------
              Liabilities assumed                               $  25.4
                                                                =======

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


     The operating results of the newly-acquired companies are included in the Consolidated Statements of Income beginning February 1, 1998. The following summarizes unaudited consolidated pro forma results of operations, assuming the acquisitions had occurred at the beginning of each of the following periods:

                                                    FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                       ENDED JUNE 30,          ENDED JUNE 30,
                                                    --------------------    -------------------    FOR THE FULL YEAR ENDED
                                                       1998      1997         1998       1997         DECEMBER 31, 1997
                                                       ----      ----         ----       ----     ------------------------
     Pro Forma Net Sales...........................  $144.0     $143.3       $287.5    $ 283.7           $570.4
     Pro Forma Net Income..........................  $ 12.2     $ 12.4       $ 22.3    $  23.5           $ 44.2
     Pro Forma Diluted Earnings Per Share..........  $  .75     $  .76       $ 1.37    $  1.44           $ 2.71

NOTE 8.           RESTRUCTURING ACCRUAL

     On April 15, 1998, the Company announced that it reached an agreement with the labor union at its Spotswood mill to modify work rules and eliminate 67 hourly positions. The Company recorded a pre-tax charge of $1.7 in cost of products sold for the cost of a related voluntary retirement program, reducing second quarter 1998 earnings. Cost savings should begin to be realized in the third quarter of 1998. On an ongoing basis, this program is expected to provide annual net pre-tax cost savings of approximately $5.

NOTE 9.           NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting of Comprehensive Income" which became effective in the first quarter of 1998. Currently, the only item of comprehensive income not included in the Company's determination of net income is the change in unrealized foreign currency translation adjustments, as shown below for the three and six month periods ended June 30, 1998 and 1997:


                                                             FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,               ENDED JUNE 30,
                                                            ---------------------         ---------------------
                                                              1998          1997           1998           1997
                                                              ----          ----           ----           ----

         Net Income.......................................  $ 12.2         $ 12.7         $ 22.2        $  24.0
              Other comprehensive income, net of taxes:
                  Unrealized foreign currency
                           translation adjustments........    (0.2)          (3.3)          (3.9)         (10.6)
                                                            ------         ------         ------        -------
         Comprehensive Income.............................  $ 12.0         $  9.4         $ 18.3        $  13.4
                                                            ======         ======         ======        =======

     More than 60 percent of the Company's assets and liabilities are outside the United States, substantially all in France and Brazil. The balance sheets of the Company's foreign subsidiaries are translated at period-end currency exchange rates, and the differences from historical exchange rates are reflected in accumulated other comprehensive income as unrealized foreign currency translation adjustments. Unrealized foreign currency translation adjustments for the three and six month periods ended June 30, 1998 and 1997 are substantially all due to the strengthening of the U.S. dollar against the French franc during the first three months of 1998 and the first six months of 1997 and the strengthening of the U.S. dollar against the Brazilian real from the date of the acquisition of the Brazilian subsidiary through the end of the second quarter of 1998.

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

     Also, in June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133 will be effective no later than for the Company's first quarter of 2000. The Company is evaluating the effects of this new statement and when to implement the new requirements.

ITEM 2.  SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Management believes that the following commentary and tables appropriately discuss and analyze the comparative results of operations and the financial condition of the Company for the periods covered.

OVERVIEW

     The Company operates principally in one industry segment, which consists of cigarette paper, tipping paper and plug wrap paper used to wrap various parts of a cigarette and reconstituted tobacco products. The Company's non-tobacco industry products represented approximately six percent of the Company's net sales in 1997. Due to the non-tobacco related net sales of the newly-acquired companies, the Company's non-tobacco industry products increased to approximately eleven percent of the Company's net sales during the first six months of 1998. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

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

RESULTS OF OPERATIONS


         By Geography for the three months ended June 30, 1998 and 1997
                              (U.S. $ in millions)

                                                                               % OF CONSOLIDATED
                                                                 % CHANGE      -----------------
NET SALES                                  1998        1997      VS. 1997       1998       1997
---------                                 ------      ------     --------      -----      -----
United States ......................      $ 50.3      $ 51.0      - 1.4%        34.9%      43.9%
France..............................        80.7        66.6      +21.2         56.1       57.3
Brazil..............................        15.7         N.A.                   10.9
Eliminations........................        (2.7)       (1.3)                   (1.9)      (1.2)
                                          ------      ------                   -----      -----
   Consolidated ....................      $144.0      $116.3      +23.8%       100.0%     100.0%
                                          ======      ======                   =====      =====



                                                                  % OF CONSOLIDATED    % RETURN ON SALES
                                                    % CHANGE      -----------------    -----------------
OPERATING PROFIT               1998       1997      VS. 1997      1998       1997       1998       1997
----------------              ------     -----      --------      ----       ----       ----       ----
United States..............   $  1.6     $ 8.6       -81.4%       10.3%      37.6%       3.2%      16.9%
France.....................     17.3      16.0       + 8.1       110.9       69.9       21.4       24.0
Brazil.....................     (1.7)     N.A.                   (10.9)                (10.8)
Unallocated/Eliminations...     (1.6)     (1.7)                  (10.3)      (7.5)
                              ------     -----                   -----      -----
   Consolidated............   $ 15.6     $22.9       -31.9%      100.0%     100.0%      10.8%      19.7%
                              ======     =====                   =====      =====

N.A. - Not applicable

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)


          BY GEOGRAPHY FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                              (U.S. $ IN MILLIONS)

                                                                              % OF CONSOLIDATED
                                                                 % CHANGE     -----------------
NET SALES                                  1998         1997      VS. 1997    1998        1997
---------                                 ------       -----     ---------    -----       ----
United States ......................      $ 98.8       $100.7      - 1.9%      35.5%      43.9%
France..............................       160.0        130.3      +22.8       57.5       56.8
Brazil..............................        26.5         N.A.                   9.5
Eliminations........................        (7.0)        (1.7)                 (2.5)      (0.7)
                                          ------       ------                 -----      -----
   Consolidated ....................      $278.3       $229.3      +21.4%     100.0%     100.0%
                                          ======       ======                 =====      =====


                                                                    % OF CONSOLIDATED      % RETURN ON SALES
                                                     % CHANGE       -----------------      -----------------
OPERATING PROFIT               1998        1997      VS. 1997       1998         1997        1998       1997
----------------              ------      ------     --------       ----         ----        ----       ----
United States ..........      $  5.9      $ 16.3      -63.8%        16.3%        37.1%         6.0%     16.2%
France .................        35.4        30.7      +15.3         97.8         69.9         22.1      23.6
Brazil .................        (2.1)       N.A.                    (5.8)                     (7.9)
Unallocated/Eliminations        (3.0)       (3.1)                   (8.3)        (7.0)
                              ------      ------                   -----        -----
   Consolidated ........      $ 36.2      $ 43.9      -17.5%       100.0%       100.0%        13.0%     19.1%
                              ======      ======                   =====        ====

         N.A. - Not applicable

   Primarily as a result of the recent acquisitions, total assets by geographical area have changed as follows:

                                                                                    % OF CONSOLIDATED
                                          JUNE 30,           DECEMBER 31,           -----------------
       TOTAL ASSETS                         1998                 1997               1998          1997
       ------------                       -------            -----------            -----         ----
       United States..................     $155.9               $155.4              34.4%         39.7%
       France.........................      229.9                237.6              50.8          60.8
       Brazil.........................       68.4                 N.A.              15.1
       Intergeographic items..........       (1.2)                (2.0)             (0.3)         (0.5)
                                           ------               ------             -----         -----
          Consolidated................     $453.0               $391.0             100.0%        100.0%
                                           ======               ======             =====         =====

             N.A. - Not applicable


Net Sales

     Net sales increased by $27.7 million in the three month period ended June 30, 1998, compared with the corresponding period of the preceding year. This increase was primarily attributable to sales at the two newly-acquired companies and stronger sales volumes in France. Net sales of the newly-acquired Brazilian and French companies totaled $25.3 million in the quarter. Excluding the acquisitions, worldwide sales volumes increased by nine percent, favorably affecting net sales by $8.8 million. Sales volumes from the French businesses grew by 18 percent for the three month period, excluding the French acquisition, with growth in all major product lines. Sales volumes declined at the U.S. business unit by 4 percent for the three month period due to reduced domestic cigarette production by the Company's customers. Compared with the same three month period of the preceding year, changes in average selling prices and sales mix had an unfavorable effect of $3.3 million, primarily as a result of changes in the mix of products sold in France. The net sales comparison was unfavorably affected $3.1 million by changes in currency exchange rates, primarily related to a strengthened U.S. dollar versus the French franc.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


     Net sales increased by $49.0 million in the six month period ended June 30, 1998, compared with the corresponding period of the preceding year. This increase was primarily attributable to sales at the two newly-acquired companies, whose results are included in the Company's consolidated results beginning in February 1998, and stronger sales volumes in France. Net sales of the newly-acquired Brazilian and French companies totaled $43.5 million in the period. Excluding the acquisitions, worldwide sales volumes increased by nine percent, favorably affecting net sales by $17.0 million. Sales volumes from the French businesses grew by 21 percent for the six month period, excluding the French acquisition, with gains in all major product lines. Sales volumes declined at the U.S. business unit by 8 percent for the six month period, due to reduced domestic cigarette production by the Company's customers. Sales volumes in the U.S. declined in all major product lines. Compared with the same six month period of the preceding year, changes in average selling prices and sales mix had an unfavorable effect of $2.5 million, primarily as a result of changes in the mix of products sold in France. The net sales comparison was unfavorably affected $9.0 million by changes in currency exchange rates, primarily related to a strengthened U.S. dollar versus the French franc.

Operating Profit

     Operating profit decreased by $7.3 million in the three month period ended June 30, 1998, compared with the corresponding period of the preceding year, as lower operating profit in the U.S. and an operating loss in Brazil were partially offset by improved operating profit in France. The U.S. business unit's operating profit was unfavorably impacted by a restructuring charge related to its Spotswood, New Jersey mill, new computer systems expenses, lower sales volumes, unfavorable fixed cost absorption due to lower mill production volumes and lower mill productivity. The restructuring charge related to the Spotswood mill reduced operating profit in the period by $1.7 million (see Note 8 of the Notes to Unaudited Consolidated Financial Statements). Amortization of capitalized software costs related to the new integrated computer systems in the U.S. and associated incremental operating expenses began in January 1998 and negatively impacted the current three month period by $0.9 million. In Brazil, a decline in sales of tobacco-related papers contributed to unfavorable mill operations and an operating loss of $1.7 million in the quarter. In France, operating profit improved as a result of higher French sales volumes, but this improvement was partially offset by unfavorable changes in average selling prices and sales mix, and changes in currency exchange rates. Changes in currency exchange rates had an unfavorable impact of approximately $0.5 million. Non-manufacturing expenses increased by $1.5 million during the quarter. This increase was solely caused by expenses at the two newly-acquired companies. Excluding expenses of the newly-acquired companies, non-manufacturing expenses were six percent lower than in the corresponding period of the prior year. Changes in per ton wood pulp costs compared with the prior year had a nominal effect on operating profit in the three month period.

     Operating profit decreased by $7.7 million in the six month period ended June 30, 1998, compared with the corresponding period of the preceding year, as lower operating profit in the U.S. and an operating loss in Brazil were partially offset by improved operating profit in France. The U.S. business unit's operating profit was unfavorably impacted by the restructuring charge, new computer systems expenses, unfavorable fixed cost absorption, and lower sales volumes. Amortization of capitalized software costs related to the new integrated computer systems in the U.S. and associated incremental operating expenses began in January 1998 and totaled $1.8 million for the first six months. Additionally, start-up costs of $1.2 million were incurred in the first quarter related to the new U.S. computer systems. The Brazilian operations had an operating loss of $2.1 million in the year-to-date period. In France, operating profit improved as a result of higher French sales and production volumes, but this improvement was partially offset by unfavorable changes in average selling prices and sales mix, and changes in currency exchange rates.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

Changes in currency exchange rates had an unfavorable impact of approximately $1.5 million. Non-manufacturing expenses increased by $2.2 million during the six month period. This increase was solely caused by expenses at the two newly-acquired companies. Excluding expenses of the newly-acquired companies, non-manufacturing expenses were five percent lower than in the corresponding period of the prior year. Per ton wood pulp cost decreases compared with the prior year favorably impacted operating profit by $0.6 million in the six month period, although this benefit was offset in part by changes in selling prices.

NON-OPERATING EXPENSES

     Interest expense increased by $0.8 million and $1.2 million in the three and six month periods ended June 30, 1998, respectively, compared with the corresponding periods of the preceding year. The increases were primarily a result of increased debt related to acquisitions in Brazil and France and higher interest rates in France, partially offset by changes in currency exchange rates. Other income (expense) consists primarily of interest income and foreign currency transaction gains and losses in the 1998 and 1997 periods and a one-time favorable litigation recovery in France in the first quarter, 1998.

INCOME TAXES


     The effective income tax rates for the three and six month periods ended June 30, 1998 were 4.3 percent and 25.8 percent, respectively, compared with
37.1 percent and 37.2 percent for the respective corresponding periods of 1997. The 1998 periods reflect the benefit of a reduction in the valuation allowance recorded against certain French deferred income tax assets arising from net operating loss carryforwards ("NOLs"). This adjustment reduced the provision for income taxes by $5.2 million in the second quarter of 1998. The reduction in the valuation allowance was recorded because of continued strong earnings and projected future earnings at the French businesses that utilize the NOLs, reducing the uncertainty that these NOLs will be fully utilized in the future. Excluding the impact of this adjustment, the effective income tax rates for the three and six month periods ended June 30, 1998 would have been 41.7 percent and
41.2 percent, respectively. These higher effective income tax rates compared with the corresponding periods of 1997 were primarily the result of an increase in the corporate income tax rate enacted in France in November 1997 from 36.67 percent to 41.67 percent for 1997 and 1998, retroactive to January 1, 1997, and to 40.00 percent for 1999. This higher French income tax rate increased the provision for income taxes by approximately $0.8 million and $1.7 million, and reduced net income by approximately $0.7 million and $1.4 million, for the three and six month periods ended June 30, 1998, respectively. The increase applicable to the 1997 period was recorded in the fourth quarter of 1997 when the income tax rate change was enacted.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations, the amount attributable to changes in operating working capital, and the amount of cash used for capital expenditures and capitalized software costs for the six months ended June 30, 1998 and 1997 were as follows:

                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                        (U.S. $ IN MILLIONS)
                                                         1998        1997
                                                        -------     -------
Net cash provided by operations....................     $ 27.7      $ 17.7
Increase in operating working capital..............      (11.8)      (22.6)
Capital expenditures...............................       12.5        11.0
Capitalized software costs.........................        1.9         3.2

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)


     The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. The Company's net cash provided by operations increased from $17.7 million for the six months ended June 30, 1997 to $27.7 million for the six months ended June 30, 1998, primarily as a result of changes in operating working capital, excluding the added working capital obtained with the two recent acquisitions. Changes in operating working capital contributed unfavorably to cash flow in both periods, by $11.8 million and $22.6 million in the six month periods ended June 30, 1998 and 1997, respectively. Excluding working capital of the two acquisitions, the 1998 increase in working capital was primarily due to a decrease in accounts payable, mainly associated with 1998 payments for capital expenditures included in accounts payable at December 31, 1997, and an increase in accounts receivable mainly due to higher June 1998 sales compared with sales in December 1997. The 1997 increase in working capital was primarily due to a decrease in accounts payable, mainly associated with 1997 payments for capital expenditures and capitalized software costs included in accounts payable at December 31, 1996, and an increase in finished goods inventories in the U.S. business unit in the quarter ended June 1997.

     Cash provided by operations exceeded the level of capital spending during the first six months of 1998. Capital spending for the six months ended June 30, 1998 included $1.3 million toward the expansion of the Malaucene, France mill, $1.0 million toward upgrades to a paper machine at the Spotswood mill, and $0.7 million to complete an upgrade to a paper machine at the Ancram mill.

     In addition to capital spending, the Company incurred, and deferred on the balance sheet, additional software development costs of $1.9 million in the six month period ended June 30, 1998, toward new company-wide integrated computer systems. These computer systems are replacing the previously used Kimberly-Clark systems and ensure the Company's computer systems are able to handle the change to the year 2000.

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

     During the first quarter of 1998, the Ancram mill successfully completed a rebuild of the wet end of a long fiber paper machine. During March 1997, the Quimperle, France mill successfully started up its new long fiber paper machine. This machine continues to operate well. During the first quarter of 1998, the Quimperle mill initiated a speed-up program for this machine. By late 1998, this speed-up program and the completed Ancram project will, together, increase the Company's annual long fiber production capacity by 10 to 12 percent. In the second quarter of 1998, the Company initiated an expansion of the Malaucene mill. The expansion plan is expected to increase the mill's capacity for finished tipping paper by approximately 45 percent. The plan includes spending for increased printing and slitting capabilities and should be completed in the second half of 1999.

                   SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)


     On April 24, 1997, the Board of Directors authorized a program to permit the repurchase of the Company's common stock through December 31, 1998 in an aggregate amount not to exceed $20 million. No repurchases of common stock had been made as of June 30, 1998. In the third quarter of 1998, the Company has begun repurchasing some of its common stock under this program.

     On July 30, 1998, the Board of Directors declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on September 14, 1998 to stockholders of record on August 10, 1998.

     The Company's ongoing requirements for cash consist principally of amounts required for capital expenditures, the new company-wide integrated computer systems, stockholder dividends and working capital. Other than expenditures associated with environmental matters (see Note 6 of the Notes to Unaudited Consolidated Financial Statements) and other capital projects mentioned in the Outlook section below, the Company had no material outstanding commitments as of June 30, 1998. The principal sources of cash are expected to be cash flow from operations and borrowings from commercial banks.

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

     Also, in June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133 will be effective no later than for the Company's first quarter of 2000. The Company is evaluating the effects of this new statement and when to implement the new requirements.

OUTLOOK

     During the remainder of 1998, the Company expects to benefit from continued growth in sales volumes outside the United States, reflecting increased demand for the Company's products and sales from recently acquired companies in Brazil and France. Cost savings are expected to continue from recently implemented capital projects and will begin to be realized from the Spotswood mill restructuring program. The higher corporate income tax rate in France is expected to negatively impact full year 1998 earnings by $.15 to $.20 per share compared with 1997. Amortization of capitalized software costs related to the new integrated computer systems in the U.S. began in January and is expected to reduce full year 1998 earnings by approximately $.05 per share compared with 1997. Additionally, operating expenses for the new computer network in the U.S. over and above the amount previously paid to Kimberly-Clark for utilization of its systems are expected to have an unfavorable full year effect of approximately $.08 per share in 1998 compared with 1997. The per ton cost of wood pulp had declined somewhat in the first quarter of 1998, but increased slightly in June 1998. The Company does not expect significant changes in the per ton cost of wood pulp during the remainder of this year.

                   SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)


     The Company has begun to integrate the Brazilian and French acquisitions, which occurred in February 1998. Earnings of the Company's Brazilian operations are currently under pressure as a result of weakness in the Brazilian cigarette and paper markets. Some improvement is expected during the balance of the year in the Company's Brazilian operations compared with second quarter performance, although an operating loss is expected in Brazil for the balance of 1998. The Company's customers in the U.S. traditionally reduce their operating schedules around holidays during the third and fourth quarters, which could soften the demand for the Company's products and allow for additional maintenance and capital work. However, order entry for tobacco-related papers in the U.S. is stronger at the beginning of the third quarter than it was during the second quarter. The direction of the U.S. cigarette market remains unclear at this time, given potential tobacco settlement legislation, the effect of lower exports of cigarettes by the Company's customers in the U.S. and the continuing adverse publicity for the tobacco industry.

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

     Certain comments contained herein concerning the business outlook and anticipated financial results of the Company constitute forward-looking statements and are based upon management's expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the Company's results will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates. Certain such factors that could cause the Company's future results to differ materially from those expressed in any such forward-looking statements are discussed in the Company's 1997 Annual Report on Form 10-K, Part I, Item 7, under the heading "Factors That May Affect Future Results".

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

     Under the terms of the spin-off, the Company assumed liability for and agreed to indemnify Kimberly-Clark from litigation arising out of the operation of the Company's predecessor businesses, including the following new case:

      In June 1998, three union health and welfare funds on behalf of themselves and "all labor-management multi-employer health and welfare trust funds operating in the State of Utah", instituted a purported class action in the U.S. District Court for the District of Utah, Central Division, against several tobacco companies, tobacco industry trade associations, law firms and component suppliers including Kimberly-Clark and LTRI, seeking to recover compensatory and punitive damages in an unspecified amount for health care expenditures caused by tobacco use, treble damages and attorneys' fees and declaratory, injunctive and other equitable relief. The 21 count complaint sets forth several theories of liability including violations of federal and Utah RICO statutes, the Sherman Act, fraud and misrepresentation, breach of express and implied warranties, negligence, strict liability, aiding and abetting and conspiracy. Among other things, the complaint alleges that the tobacco companies used the reconstituted process "to triple or even quadruple the nicotine content of the reconstituted tobacco in their cigarettes" and, further, that Kimberly-Clark manufactured and sold reconstituted tobacco knowing that it would be used by cigarette companies to manipulate the level of nicotine, a substance known to be addictive, in their cigarettes.

     As component suppliers, the Company believes that Kimberly-Clark and LTRI have meritorious defenses to this case. LTRI will seek to be dismissed from this action on the grounds that it is not subject to the personal jurisdiction of the Utah court. Due to the uncertainties of litigation, the Company cannot predict its outcome and is unable to make a meaningful estimate of the amount or range of loss which could result from an unfavorable outcome of this action. This case will be vigorously defended.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS

                  The Company's Annual Meeting of Stockholders was held on Thursday, April 23, 1998, at which the following matter was submitted to a vote as had been indicated in the Company's proxy statement mailed on or about March 13, 1998:

                           Three nominees, Mr. Wayne H. Deitrich, Mr. Leonard J. Kujawa and Mr. Larry B. Stillman were elected as Class III Directors to serve a three-year term expiring at the 2001 Annual Meeting of Stockholders. Other Directors continuing in office are:
                                 Ms. Claire L. Arnold and Mr. Laurent G.
                                    Chambaz Class I Directors whose terms will expire at the 1999 Annual Meeting of Stockholders, and
                                 Mr. K.C. Caldabaugh, Mr. Jean-Pierre Le
                                    Hetet and Mr. Richard D. Jackson Class II
                                    Directors whose terms will expire at the 2000 Annual Meeting of Stockholders.

                           The results of the voting of stockholders were as follows:

                                                                                                          BROKER
                                         FOR            AGAINST         WITHHELD       ABSTENTIONS       NON-VOTES
                                         ---            -------         --------       -----------       ---------
Director: Mr. Deitrich                 13,803,585         -             125,289            -                -
Director: Mr. Kujawa                   13,802,908         -             125,966            -                -
Director: Mr. Stillman                 13,804,393         -             124,481            -                -


ITEM 5.           OTHER INFORMATION

On July 14, 1998, the Company announced that it reached agreement with Philip Morris Incorporated on an amendment of the domestic supply agreement for fine papers. The term of the revised agreement is from April 1, 1998 to June 30, 2002. The two companies had been operating under an extension to their original supply agreement. The amended strategic supply agreement continues the Company's ongoing supply of tobacco-related papers to Philip Morris' U.S. operations. The amended agreement gives Philip Morris the right to purchase five percent of its requirements from other suppliers in 1998 and ten percent in future years. The Company expects that as long as it has sufficient capacity and continues to meet Philip Morris' requirements, Philip Morris will have no incentive to access other sources of supply. A supplement to the agreement creates the potential for a seven-year exclusive supply arrangement with Philip Morris U.S.A. for an experimental new product currently being jointly developed. The two companies have also entered into a licensing and royalty agreement covering future commercialization of this potential new paper product. Similar to arrangements in the original strategic supply agreement, there is a right to extend or terminate the amended strategic supply agreement by either party giving notice 24 months before the end of the then-current contract term. If the decision were to terminate, the amended contract provides for a two-year phase-out.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits:

         15. Independent Accountants' Report, dated July 23, 1998 from Deloitte & Touche LLP to Schweitzer-Mauduit International, Inc.

         23.  Independent Accountants' Consent.

         27.  Financial Data Schedule (for SEC use only).


(b) Reports on Form 8-K:

         (1) On April 20, 1998, the Company filed a Current Report on Form 8-K dated April 15, 1998, which reported the Company's announcement of a job elimination and early retirement program at its Spotswood, New Jersey mill.
         (2) On July 7, 1998, the Company filed a Current Report on Form 8-K dated July 7, 1998, which reported the Company's expected second quarter earnings.
         (3) On July 14, 1998, the Company filed a Current Report on Form 8-K dated July 14, 1998, which reported that the Company had signed a new Supply Agreement with Philip Morris Incorporated.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         Schweitzer-Mauduit International, Inc.
                                                     (Registrant)




                                         By:      /s/  PAUL C. ROBERTS
                                            -----------------------------------
                                                  Paul C. Roberts
                                                  Chief Financial Officer and
                                                  Treasurer
                                                  (duly authorized officer and
                                                  principal financial officer)




                                         By:      /s/  WAYNE L. GRUNEWALD
                                            -----------------------------------
                                                  Wayne L. Grunewald
                                                  Controller
                                                  (principal accounting officer)





August 10, 1998

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                                INDEX TO EXHIBITS

                                                                                          SEQUENTIALLY
EXHIBIT                                                                                     NUMBERED
NUMBER                               DESCRIPTION                                              PAGE
------                               -----------                                          ------------
15.            ---  Independent Accountants' Report, dated July 23, 1998 from
                    Deloitte & Touche LLP to Schweitzer-Mauduit International,
                    Inc.

23.            ---  Independent Accountants' Consent.

27.            ---  Financial Data Schedule (for SEC use only).
