Form 10-Q
period 1998-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 1998-11-12
CIK 1000623

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from.............to.................

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

As of September 30, 1998, 15,923,033 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)


                                                              FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                            -------------------------           -------------------------
                                                              1998              1997              1998              1997
                                                            -------           -------           -------           -------
Net Sales ........................................          $ 134.4           $ 113.4           $ 412.7           $ 342.7
     Cost of products sold .......................            107.7              83.1             327.2             248.1
                                                            -------           -------           -------           -------
Gross Profit .....................................             26.7              30.3              85.5              94.6
     Selling expense .............................              5.1               4.3              15.3              13.0
     Research expense ............................              1.7               1.6               4.7               4.7
     General expense .............................              4.7               3.8              14.1              12.4
                                                            -------           -------           -------           -------
 Operating Profit ................................             15.2              20.6              51.4              64.5
     Interest expense ............................             (1.6)             (1.1)             (4.8)             (3.1)
     Other income (expense), net .................              0.2               0.6               0.9               1.2
                                                            -------           -------           -------           -------
Income Before Income Taxes and Minority Interest .             13.8              20.1              47.5              62.6
     Provision for income taxes ..................              5.6               7.4              14.3              23.2
                                                            -------           -------           -------           -------
Income Before Minority Interest ..................              8.2              12.7              33.2              39.4
     Minority interest in earnings of subsidiaries              1.4               1.5               4.2               4.2
                                                            -------           -------           -------           -------
Net Income .......................................          $   6.8           $  11.2           $  29.0           $  35.2
                                                            =======           =======           =======           =======

Net Income per Common Share
     Basic .......................................          $   .43           $   .70           $  1.81           $  2.19
                                                            =======           =======           =======           =======
     Diluted .....................................          $   .43           $   .68           $  1.79           $  2.15
                                                            =======           =======           =======           =======

Cash Dividends Declared per Common Share .........          $   .15           $   .15           $   .45           $   .45
                                                            =======           =======           =======           =======




            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)


                                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                                          1998              1997
--------------------------------------------------------------------------------------------------------------------
                                     ASSETS
Current Assets
     Cash and cash equivalents .................................................          $  2.4           $ 37.2
     Accounts receivable .......................................................            77.3             57.0
     Inventories ...............................................................            74.7             56.3
     Deferred income tax benefits ..............................................             4.0              3.3
     Prepaid expenses ..........................................................             3.1              3.8
                                                                                          ------           ------
         Total Current Assets ..................................................           161.5            157.6
                                                                                          ------           ------

 Gross Property ................................................................           468.0            370.0
     Less accumulated depreciation .............................................           189.2            168.9
                                                                                          ------           ------
         Net Property ..........................................................           278.8            201.1
                                                                                          ------           ------

Noncurrent Deferred Income Tax Benefits ........................................            22.1             18.4
                                                                                          ------           ------

Deferred Charges and Other Assets ..............................................            15.1             13.9
                                                                                          ------           ------

Total Assets ...................................................................          $477.5           $391.0
                                                                                          ======           ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt .........................................          $  4.6           $  2.5
     Other short-term debt .....................................................            11.3              0.5
     Accounts payable ..........................................................            51.4             43.4
     Accrued expenses ..........................................................            56.6             43.0
     Income taxes payable ......................................................            (0.4)             1.1
                                                                                          ------           ------
         Total Current Liabilities .............................................           123.5             90.5
                                                                                          ------           ------

Long-Term Debt .................................................................           108.6             80.8
                                                                                          ------           ------
Deferred Income Taxes ..........................................................            14.1             11.2
                                                                                          ------           ------
Other Noncurrent Liabilities ...................................................            26.5             21.9
                                                                                          ------           ------
Minority Interest ..............................................................             6.5              7.1
                                                                                          ------           ------
Contingencies (See Notes 5 and 6)
Stockholders' Equity
     Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued              --               --
     Common Stock -$.10 par value - 100,000,000 shares authorized,
       16,078,733 and 16,065,443 shares issued at September 30, 1998
       and December 31, 1997, respectively .....................................             l.6              1.6
     Additional paid-in capital ................................................            60.6             60.3
     Common stock in treasury, at cost - 155,700 shares at September 30, 1998 ..            (3.8)              --
     Retained earnings .........................................................           135.3            113.5
     Accumulated other comprehensive income -
       Unrealized foreign currency translation adjustments .....................             4.6              4.1
                                                                                          ------           ------
         Total Stockholders' Equity ............................................           198.3            179.5
                                                                                          ------           ------

Total Liabilities and Stockholders' Equity .....................................          $477.5           $391.0
                                                                                          ======           ======


            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               U.S. $ IN MILLIONS
                                   (UNAUDITED)


                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                            ---------------------
                                                             1998            1997
                                                            -----          ------
Operations
     Net income ...................................         $ 29.0          $ 35.2
     Depreciation and amortization ................           16.7            10.5
     Deferred income tax provision ................            5.3             9.0
     Minority interest in earnings of subsidiaries             4.2             4.2
     Other ........................................            5.0             2.5
     Changes in operating working capital .........          (13.8)          (23.5)
                                                            ------          ------
              Cash Provided by Operations .........           46.4            37.9
                                                            ------          ------
Investing
     Capital spending .............................          (23.3)          (19.2)
     Capitalized software costs ...................           (3.0)           (4.8)
     Acquisitions, net of cash acquired ...........          (65.4)             --
     Other ........................................           (2.2)           (3.6)
                                                            ------          ------
              Cash Used for Investing .............          (93.9)          (27.6)
                                                            ------          ------
Financing
     Cash dividends paid to SWM stockholders ......           (7.2)           (7.2)
     Cash dividends paid to minority owner ........           (5.3)           (4.5)
     Changes in short-term debt ...................            8.4            (0.9)
     Proceeds from issuances of long-term debt ....           24.5             5.3
     Payments on long-term debt ...................           (4.2)           (3.6)
     Purchases of treasury stock ..................           (3.8)             --
     Proceeds from issuances of common stock ......            0.3             0.3
                                                            ------          ------
              Cash Provided by (Used for) Financing           12.7           (10.6)
                                                            ------          ------

Decrease in Cash and Cash Equivalents .............          (34.8)           (0.3)

Cash and Cash Equivalents at beginning of period ..           37.2            30.9
                                                            ------          ------

Cash and Cash Equivalents at end of period ........         $  2.4          $ 30.6
                                                            ======          ======




            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   U.S.$ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

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

         Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average numbers of common shares used in the calculations of basic net income per common share for the three and nine month periods ended September 30, 1998 were approximately 16,006,600 and 16,050,600, respectively, and for the three and nine month periods ended September 30, 1997 were 16,062,900 and 16,058,000, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three and nine month periods ended September 30, 1998 were approximately 16,099,600 and 16,240,700, respectively, and for the three and nine month periods ended September 30, 1997 were 16,383,800 and 16,326,500, respectively. The only potential common shares are those related to stock options outstanding during the respective periods.

NOTE 3.           INVENTORIES

         The following schedule details inventories by major class as of September 30, 1998 and December 31, 1997:

                                                                      September 30,         December 31,
                                                                           1998                 1997
                                                                      -------------         ------------
At the lower of cost on the First-In, First-Out (FIFO)
  and weighted average methods or market:
     Raw materials ...............................................        $ 22.5               $ 20.1
     Work in process .............................................          12.7                 11.3
     Finished goods ..............................................          32.6                 21.4
     Supplies and other ..........................................          13.6                  9.7
                                                                          ------               ------
                                                                            81.4                 62.5
Excess of FIFO cost over Last-In, First-Out (LIFO) cost ..........          (6.7)                (6.2)
                                                                          ------               ------

       Total .....................................................        $ 74.7               $ 56.3
                                                                          ======               ======

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 4.           INCOME TAXES

         The effective income tax rates for the three and nine month periods ended September 30, 1998 were 40.6 percent and 30.1 percent, respectively, compared with 36.8 percent and 37.1 percent for the respective corresponding periods of 1997. The nine month period of 1998 reflects the benefit of a reduction in the valuation allowance recorded against certain French deferred income tax assets arising from net operating loss carryforwards ("NOLs"). This adjustment reduced the deferred provision for income taxes by $5.2 in the second quarter of 1998. The reduction in the valuation allowance was recorded because of continued strong earnings and projected future earnings at the French businesses that utilize the NOLs, reducing the uncertainty that these NOLs will be fully utilized in the future. Excluding the impact of this adjustment, the effective income tax rate for the nine month period ended September 30, 1998 would have been 41.1 percent. The higher 1998 effective income tax rates compared with the corresponding periods of 1997 were primarily the result of an increase in the corporate income tax rate enacted in France in November 1997 from 36.67 percent to 41.67 percent for 1997 and 1998, retroactive to January 1, 1997, and to 40.00 percent for 1999. The increase applicable to the 1997 period was recorded in the fourth quarter of 1997 when the income tax rate change was enacted.

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

         Prior to the spin-off, Kimberly-Clark was named a potentially responsible party ("PRP") under the provisions of the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), or analogous state statutes, in connection with two waste disposal sites, one used by the Company's Spotswood, New Jersey mill and the other site used by the Company's former Mt. Holly Springs, Pennsylvania mill. Prior to the spin-off, the Spotswood mill also responded to an information request by the New Jersey Department of Environmental Protection ("NJDEP") with respect to another landfill site allegedly used by the Spotswood mill. The Company has assumed Kimberly-Clark's liabilities at each of these sites but does not believe that any of these proceedings will result in the imposition of monetary sanctions or have a material adverse effect on the Company's business or financial condition.

         The Company assumed responsibility to administer a consent order between Kimberly-Clark and the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee, Massachusetts. The Company is obligated to maintain the integrity of the cover and to sample groundwater by means of monitoring wells, in addition to other long-term maintenance responsibilities for this former non-hazardous waste disposal facility. Under the terms of a January 24, 1997 Administrative Consent Order with MDEP, as amended ("Consent Order"), the Company was required to correct a landfill gas migration problem at the landfill property line. The Consent Order required the Company to reduce concentrations of landfill gases at the property line to specified levels by September 15, 1998. The Company met the specified levels at 22 of 26 gas monitoring wells. Four

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


monitoring wells were not in compliance at 30 feet below ground level, but such non-compliance does not create a safety risk. Nonetheless, the Company must continue to monitor gas concentrations at the property line until the specified gas concentration levels have been attained for four consecutive weeks. Although the literal terms of the Consent Order would subject the Company to penalties for failing to meet the September 15, 1998 deadline, no penalties are expected based on current progress toward full compliance. The estimated cost of the remaining corrective action and annual operating expenses expected to be incurred under the Consent Order is $0.3, which amount has been accrued as of September 30, 1998.

         Although the Company had previously entered into an agreement with NJDEP to monitor chloroform emissions at its Spotswood mill, actual monitoring results make it unnecessary to install chloroform emissions controls at the mill.

         All of the Company's U.S. facilities may be affected by revised air emissions and wastewater discharge standards under rules commonly known as the "Cluster Rules". Although the Environmental Protection Agency ("EPA") originally indicated that the proposed rules would be finalized in 1996, the first set of rules was not published until April 1998. The EPA is currently engaged in further rule-making. Based on a preliminary analysis, the first phase of the Cluster Rules governing wastewater discharges does not appear to affect the Company's three U.S. mills. However, the later phases of the Cluster Rules (and/or Title V of the Clean Air Act Amendments of 1990) and National Pollutant Discharge Elimination System permit renewals may require the Company to install air and water pollution controls at its U.S. facilities sometime after the year 2000. Due to uncertainty concerning applicable requirements under the above-mentioned and other possible regulations, potential capital expenditures which may become necessary for compliance cannot be estimated until after such requirements, if any, are known.

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

NOTE 6.           LEGAL PROCEEDINGS

         Under the terms of the spin-off, the Company assumed liability for and agreed to indemnify Kimberly-Clark from litigation arising out of the operation of the Company's predecessor businesses, including the following cases:

- Three purported class actions, defining several different classes of plaintiffs who allegedly sustained injuries as a result of smoking or being exposed to tobacco smoke, and two individual actions were filed in the Circuit Court of Kanawha County, West Virginia in 1997 and 1998 against several tobacco companies, tobacco industry trade associations, tobacco wholesalers and others, including Kimberly-Clark and, in four of the five cases, LTR Industries, S.A. ("LTRI"), a French subsidiary of the Company. Each class representative in two of the class actions and each individual plaintiff, respectively, seek compensatory damages of $2 to $3, punitive damages of $3 and, for class members in each class action, compensatory and punitive damages in an unspecified amount. In certain cases, equitable relief is also sought. The five complaints allege several theories of liability against the

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


         defendants including negligence, product liability, misrepresentation, breach of warranty, conspiracy and other theories of liability.

- In June 1998, three union health and welfare funds on behalf of themselves and "all labor-management multi-employer health and welfare trust funds operating in the State of Utah" instituted a purported class action in the U.S. District Court for the District of Utah, Central Division, against several tobacco companies, tobacco industry trade associations, law firms and component suppliers including Kimberly-Clark, seeking to recover compensatory and punitive damages in an unspecified amount for health care expenditures caused by tobacco use, treble damages and attorneys' fees, declaratory, injunctive and other equitable relief. The 21 count complaint sets forth several theories of liability including violations of federal and Utah Racketeer Influenced and Corrupt Organizations statutes, the Sherman Act, fraud and misrepresentation, breach of express and implied warranties, negligence, strict liability, aiding and abetting and conspiracy. Among other things, the complaint alleges that the tobacco companies used the reconstituted process "to triple or even quadruple the nicotine content of the reconstituted tobacco in their cigarettes" and, further, that Kimberly-Clark manufactured and sold reconstituted tobacco knowing that it would be used by cigarette companies to manipulate the level of nicotine, a substance known to be addictive, in their cigarettes.

-        In October 1998, Edward J. Sweeney, Stephen R. Micarek and Lisa A.
         Figura filed, in the Court of Common Pleas of Allegheny County, Pennsylvania, on behalf of themselves and certain residents of Pennsylvania, a purported class action against several tobacco companies, industry trade associations and consultants, tobacco wholesalers and retailers and cigarette component manufacturers, including Kimberly-Clark, seeking equitable relief and punitive damages for the class in an unspecified amount. The class consists of those Pennsylvania residents who, "commencing before age 18...purchased, smoked...and continue to smoke cigarettes manufactured, marketed and sold by defendants". The five coUNT complaint alleges that defendants are liable to plaintiffs for product liability, consumer fraud, breach of special duty, negligence and civil conspiracy. Among other things, the complaint alleges that nicotine is an addictive substance, that the tobacco companies, by using reconstituted tobacco and other additives, are able to control the precise amount and/or the bioavailability of nicotine in their cigarettes and that LTRI, formerly a subsidiary of Kimberly-Clark, specializes in the tobacco reconstitution process and in helping tobacco companies control the nicotine in their cigarettes.

         As a component supplier, the Company believes that Kimberly-Clark has meritorious defenses to each of these cases. LTRI also has meritorious defenses to each of the cases in which it has been named as a defendant and will seek to be dismissed from such actions on the grounds that it is not subject to the personal jurisdiction of the West Virginia courts and also on the grounds that it did not sell its products in the United States. Due to the uncertainties of litigation, the Company cannot predict the outcome of these cases and is unable to make a meaningful estimate of the amount or range of loss which could result from an unfavorable outcome of these actions. These cases will be vigorously defended.

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

         Additionally, on February 11, 1998, the Company's second tier subsidiary, Schweitzer-Mauduit Enterprises ("SM-Enterprises") paid 37.2 million French francs (approximately $6.1) in cash and assumed approximately $5.8 in existing net debt for all of the outstanding shares of Ingefico, S.A. and 97.1 percent of the outstanding shares of its pulp and specialty paper manufacturing subsidiaries, Groupe SAPAM and Papeteries de la Moulasse, located in St. Girons, France. Subsequently, SM-Enterprises acquired all the remaining shares of the minority interest for $0.2 in cash and Papeteries de la Moulasse was renamed Papeteries de St. Girons. In the third quarter of 1998, SM-Enterprises and Ingefico, S.A. were merged into Groupe SAPAM.

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
                                                                   ======

         The operating results of the newly-acquired companies are included in the Consolidated Statements of Income beginning February 1, 1998. The following summarizes unaudited consolidated pro forma results of operations, assuming the acquisitions had occurred at the beginning of each of the following periods:

                                                   For the three months    For the nine months
                                                    ended September 30,     ended September 30,
                                                   --------------------    --------------------    For the full year ended
                                                      1998       1997        1998       1997        December 31, 1997
                                                      ----       ----       ------     ------        -----------------
         Pro Forma Net Sales.....................    $134.4     $141.7       $421.9     $425.4               $570.4
         Pro Forma Net Income....................    $  6.8     $ 10.9       $ 29.1     $ 34.4               $ 44.2
         Pro Forma Diluted Earnings Per Share....    $  .43     $  .67       $ 1.80     $ 2.11               $ 2.71

NOTE 8.           RESTRUCTURING ACCRUAL

         On April 15, 1998, the Company announced that it reached an agreement with the labor union at its Spotswood mill to modify work rules and eliminate 67 hourly positions. The Company recorded a pre-tax charge of $1.7 in cost of products sold for the cost of a related voluntary retirement program, reducing second quarter 1998 earnings. The Company began realizing cost savings in the third quarter of 1998. On an ongoing basis, this program is expected to provide annual net pre-tax cost savings of approximately $5.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


NOTE 9.           NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting of Comprehensive Income" which became effective in the first quarter of 1998. Currently, the only item of comprehensive income not included in the Company's determination of net income is the change in unrealized foreign currency translation adjustments, as shown below for the three and nine month periods ended September 30, 1998 and 1997:


                                                              For the three months             For the nine months
                                                               ended September 30,              ended September 30,
                                                             -----------------------          ----------------------
                                                              1998             1997            1998            1997
                                                             ------           ------          ------          ------
         Net Income.......................................   $  6.8           $ 11.2          $ 29.0          $ 35.2
              Other comprehensive income, net of taxes:
                  Unrealized foreign currency
                           translation adjustments........      4.4             (0.5)            0.5           (11.1)
                                                             ------           ------          ------          ------
         Comprehensive Income.............................   $ 11.2           $ 10.7          $ 29.5          $ 24.1
                                                             ======           ======          ======          ======

         More than 60 percent of the Company's assets and liabilities are outside the United States, substantially all of which are in France or Brazil. The balance sheets of the Company's foreign subsidiaries are translated at period-end currency exchange rates, and the differences from historical exchange rates are reflected in accumulated other comprehensive income as unrealized foreign currency translation adjustments. Unrealized foreign currency translation adjustments for the three and nine month periods ended September 30, 1998 are substantially all due to the strengthening of the French franc against the U.S. dollar, partially offset by the strengthening of the U.S. dollar against the Brazilian real from the date of the acquisition of the Brazilian subsidiary through the end of the third quarter of 1998. Unrealized foreign currency translation adjustments for the three and nine month periods ended September 30, 1997 are substantially all due to the strengthening of the U.S. dollar against the French franc.

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

OVERVIEW

         The Company operates principally in one industry segment, which consists of cigarette paper, tipping paper and plug wrap paper used to wrap various parts of a cigarette, paper products used in cigarette packaging and reconstituted tobacco products. The Company's non-tobacco industry products represented approximately six percent of the Company's net sales in 1997. Due to the non-tobacco related net sales of the newly-acquired companies, the Company's non-tobacco industry products increased to approximately ten percent of the Company's net sales during the first nine months of 1998. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

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

RESULTS OF OPERATIONS

       By Geography for the three months ended September 30, 1998 and 1997
                              (U.S. $ IN millions)

                                                                                       % of Consolidated
                                                                   % Change            -----------------
Net Sales                                    1998         1997     vs. 1997          1998             1997
---------                                    ----         ----     --------          ----             ----
United States ......................       $  47.4      $  46.1      + 2.8%          35.3%            40.7%
France..............................          72.4         67.0      + 8.1           53.9             59.1
Brazil..............................          16.9         N.A.                      12.5
Eliminations........................          (2.3)         0.3                      (1.7)             0.2
                                           -------      -------                     -----            -----
   Consolidated ....................       $ 134.4      $ 113.4      +18.5%         100.0%           100.0%
                                           =======      =======                     =====            =====


                                                                      % of Consolidated      % Return on Sales
                                                      % Change        -----------------      -----------------
Operating Profit                 1998        1997     vs. 1997        1998        1997        1998       1997
----------------                 ----        ----     --------        ----        ----        ----       ----
United States..............     $  1.4      $  4.2     - 66.7%          9.2 %      20.4%       3.0%       9.1%
France.....................       14.7        17.7     - 16.9          96.7        85.9       20.3       26.4
Brazil.....................        0.4        N.A.                      2.6                    2.4
Unallocated/Eliminations...       (1.3)       (1.3)                    (8.5)       (6.3)
                                ------      ------                    -----       -----
   Consolidated............     $ 15.2      $ 20.6     - 26.2%        100.0 %     100.0%      11.3%      18.2%
                                ======      ======                    =====       =====

N.A. - Not applicable

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)

       By Geography for the nine months ended September 30, 1998 and 1997
                              (U.S. $ IN millions)

                                                                                 % of Consolidated
                                                           % Change              -----------------
Net Sales                    1998             1997          vs. 1997            1998             1997
---------                    ----             ----          --------            ----             ----
United States ....          $146.2           $146.8           - 0.4%            35.4%            42.8%
France ...........           232.4            197.3           +17.8             56.3             57.6
Brazil ...........            43.4             N.A.                             10.5
Eliminations .....            (9.3)            (1.4)                            (2.2)            (0.4)
                            ------           ------                            -----            -----
   Consolidated...          $412.7           $342.7           +20.4%           100.0%           100.0%
                            ======           ======                            =====            =====


                                                                      % of Consolidated     % Return on Sales
                                                      % Change        -----------------     -----------------
Operating Profit                  1998        1997    vs. 1997         1998       1997       1998       1997
----------------                  ----        ----    --------         ----       ----       ----       ----
United States..............      $ 7.3       $20.5     - 64.4%         14.2%      31.8%       5.0%      14.0%
France.....................       50.1        48.4     +  3.5          97.5       75.0       21.6       24.5
Brazil.....................       (1.7)       N.A.                     (3.3)                 (3.9)
Unallocated/Eliminations...       (4.3)       (4.4)                    (8.4)      (6.8)
                                 -----       -----                    -----      -----
   Consolidated............      $51.4       $64.5     - 20.3%        100.0%     100.0%      12.5%      18.8%
                                 =====       =====                    =====      =====

             N.A. - Not applicable

         Primarily as a result of the recent acquisitions, total assets by geographical area have changed as follows:

                                                                                            % of Consolidated
                                              September 30,        December 31,             -----------------
           Total Assets                           1998                 1997               1998              1997
           ------------                           ----                 ----               ----              ----
           United States..................       $155.4               $155.4              32.5%             39.7%
           France.........................        255.3                237.6              53.5              60.8
           Brazil.........................         68.3                 N.A.              14.3
           Intergeographic items..........         (1.5)                (2.0)             (0.3)             (0.5)
                                                 ------               ------             -----             -----
              Consolidated................       $477.5               $391.0             100.0%            100.0%
                                                 ======               ======             =====             =====

             N.A. - Not applicable

Net Sales

         Net sales increased by $21.0 million in the three month period ended September 30, 1998, compared with the corresponding period of the preceding year. This increase was attributable to net sales by the two newly-acquired Brazilian and French companies which totaled $24.2 million in the quarter. Net sales from the Company's other operations decreased by $3.2 million in the quarter due to unfavorable sales mix and lower selling prices. Changes in both currency exchange rates and unit sales volumes, excluding the two acquisitions, had a nominal impact on net sales in the quarter compared with the same quarter of the prior year. Excluding the acquisitions, worldwide sales volumes were essentially at the prior year level. Sales volumes from the French businesses declined by 2 percent for the three month period compared with the same period of the prior year, excluding the French acquisition, with lower paper sales volumes partially offset by higher reconstituted tobacco sales volumes. The lower sales volumes by the French paper businesses were primarily a result of decreased shipments to China, Russia and southeast Asia. Sales volumes increased for the quarter at the U.S. business unit by 4 percent compared with the same three month period of 1997. In Brazil, unit sales volumes improved somewhat during the third quarter compared with the second quarter of this year. This improvement was in part due to a one-time increase in unit sales associated with the introduction of a new product by a major customer.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)


         Net sales increased by $70.0 million in the nine month period ended September 30, 1998, compared with the corresponding period of the preceding year. This increase was primarily attributable to sales at the two newly-acquired companies, whose results are included in the Company's consolidated results beginning in February 1998, and stronger sales volumes in France. Net sales of the newly-acquired companies totaled $67.7 million in the period. Excluding the acquisitions, worldwide sales volumes increased by 6 percent, favorably affecting net sales by $16.8 million. Sales volumes from the French businesses grew by 13 percent for the nine month period, excluding the French acquisition, with gains in the plug wrap, tipping paper and reconstituted tobacco leaf product lines. Sales volumes declined at the U.S. business unit by 4 percent for the nine month period, due to reduced domestic cigarette production by the Company's customers. Sales volumes in the U.S. declined in all major product lines. Compared with the same nine month period of the preceding year, changes in average selling prices and sales mix had an unfavorable effect of $5.6 million. The net sales comparison was unfavorably affected $8.9 million by changes in currency exchange rates, primarily related to a strengthened U.S. dollar versus the French franc.

Operating Profit

         Operating profit decreased by $5.4 million in the three month period ended September 30, 1998, compared with the corresponding period of the preceding year. Operating profit from the French business unit was $3.0 million lower than in the same quarter a year ago due to the lower sales volumes of the French paper businesses, lower average selling prices, and the impact of a planned mill-wide maintenance down at the newly-acquired St. Girons mill. Operating profit in the U.S. declined by $2.8 million compared with the same prior year quarter. The favorable affects of higher volumes in the U.S. business were more than offset by poor start-up operations associated with a planned mill-wide maintenance down at the Spotswood mill, new computer systems expenses, unfavorable sales mix and lower average selling prices. Amortization of capitalized software costs related to the new integrated computer systems in the U.S. and associated incremental operating expenses began in January 1998 and negatively impacted the current three month period by $0.9 million. In Brazil, improved mill operations compared with the second quarter of this year and a one-time increase in volume related to the introduction of a new product by a major customer resulted in operating profit for the three-month period of $0.4 million. Changes in currency exchange rates had a nominal impact in the quarter. Non-manufacturing expenses increased by $1.8 million during the quarter. This increase was solely caused by expenses at the two newly-acquired companies. Excluding expenses of the newly-acquired companies, non-manufacturing expenses were at the same level as the corresponding period of the prior year. Changes in per ton wood pulp costs compared with the prior year favorably affected operating profit by $0.9 million in the three month period, although this benefit was offset by changes in selling prices.

         Operating profit decreased by $13.1 million in the nine month period ended September 30, 1998, compared with the corresponding period of the preceding year, as lower operating profit in the U.S. and an operating loss in Brazil were partially offset by improved operating profit in France. The U.S. business unit's operating profit declined by $13.2 million primarily as a result of lower sales and production volumes, increased computer systems expenses, unfavorable sales mix, lower selling prices and a one-time second quarter pre-tax restructuring charge of $1.7 million related to the Spotswood mill (see
Note 8 of the Notes to Unaudited Consolidated Financial Statements). Amortization of capitalized software costs related to the new integrated computer systems in the U.S. and associated incremental operating expenses began in January 1998 and totaled $2.7 million for the first nine months. Additionally, start-up costs of $1.2 million were incurred in the first quarter related to the new U.S. computer systems. The Brazilian operations had an operating loss of $1.7 million in the year-to-date period primarily because of unfavorable second quarter

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)


results. In France, operating profit improved by $1.7 million as a result of higher French sales and production volumes, partially offset by unfavorable changes in average selling prices and sales mix, and changes in currency exchange rates. Changes in currency exchange rates had an unfavorable impact of approximately $1.6 million. Non-manufacturing expenses increased by $4.0 million during the nine month period. This increase was solely caused by expenses at the two newly-acquired companies. Excluding expenses of the newly-acquired companies, non-manufacturing expenses were 3 percent lower than in the corresponding period of the prior year. Per ton wood pulp cost decreases compared with the prior year favorably impacted operating profit by $1.5 million in the nine month period, although this benefit was offset by changes in selling prices.

NON-OPERATING EXPENSES

         Interest expense increased by $0.5 million and $1.7 million in the three and nine month periods ended September 30, 1998, respectively, compared with the corresponding periods of the preceding year. The increases were primarily a result of increased debt related to acquisitions in Brazil and France, partially offset by changes in currency exchange rates for the nine month period. Other income (expense) consists primarily of interest income and foreign currency transaction gains and losses in the 1998 and 1997 periods and a one-time favorable litigation recovery in France in the first quarter of 1998.

INCOME TAXES

         The effective income tax rates for the three and nine month periods ended September 30, 1998 were 40.6 percent and 30.1 percent, respectively, compared with 36.8 percent and 37.1 percent for the respective corresponding periods of 1997. The nine month period of 1998 reflects the benefit of a reduction in the valuation allowance recorded against certain French deferred income tax assets arising from net operating loss carryforwards ("NOLs"). This adjustment reduced the deferred provision for income taxes by $5.2 million in the second quarter of 1998. The reduction in the valuation allowance was recorded because of continued strong earnings and projected future earnings at the French businesses that utilize the NOLs, reducing the uncertainty that these NOLs will be fully utilized in the future. Excluding the impact of this adjustment, the effective income tax rate for the nine month period ended September 30, 1998 would have been 41.1 percent. The higher 1998 effective income tax rates compared with the corresponding periods of 1997 were primarily the result of an increase in the corporate income tax rate enacted in France in November 1997 from 36.67 percent to 41.67 percent for 1997 and 1998, retroactive to January 1, 1997, and to 40.00 percent for 1999. This higher French income tax rate increased the provision for income taxes by approximately $0.7 million and $2.4 million, and reduced net income by approximately $0.6 million and $2.0 million, for the three and nine month periods ended September 30, 1998, respectively. The increase applicable to the 1997 period was recorded in the fourth quarter of 1997 when the income tax rate change was enacted.

LIQUIDITY AND CAPITAL RESOURCES

                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                             (U.S. $ IN millions)
Cash Provided by (Used for):                                1998               1997
----------------------------                                ----               ----
Changes in operating working capital..................    $(13.8)             $(23.5)
Operations............................................      46.4                37.9
Capital spending......................................     (23.3)              (19.2)
Capitalized software costs............................      (3.0)               (4.8)

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)


         The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. The Company's net cash provided by operations increased from $37.9 million for the nine months ended September 30, 1997 to $46.4 million for the nine months ended September 30, 1998, primarily as a result of changes in operating working capital, excluding the added working capital obtained with the two recent acquisitions. Changes in operating working capital contributed unfavorably to cash flow in both periods, by $13.8 million and $23.5 million in the nine month periods ended September 30, 1998 and 1997, respectively. Excluding working capital of the two acquisitions, the 1998 increase in working capital was primarily due to an increase in accounts receivable and an increase in finished goods inventories in the French businesses in the third quarter of 1998, primarily for the Chinese market. The 1997 increase in working capital was primarily due to a decrease in accounts payable, mainly associated with 1997 payments for capital expenditures and capitalized software costs included in accounts payable at December 31, 1996, and an increase in finished goods inventories in the U.S. business unit in the second and third quarters of 1997.

         Cash provided by operations exceeded the level of capital spending during the first nine months of 1998. Capital spending for the nine months ended September 30, 1998 included $2.5 million toward the expansion of the Malaucene, France mill, $1.4 million to modify a paper machine at the newly-acquired St. Girons mill, $1.2 million toward upgrades to a paper machine at the Spotswood mill, and $1.1 million toward speed-ups of two machines in the French mills. During the first quarter of 1998, the Ancram, New York mill successfully completed a rebuild of the wet end of a long fiber paper machine. The Quimperle, France mill successfully started up a new long fiber paper machine in March 1997. During the first quarter of 1998, the Quimperle mill initiated a speed-up program for this machine. By late 1998, this speed-up program and the completed Ancram project will, together, increase the Company's annual long fiber production capacity by 10 to 12 percent.

         In addition to capital spending, the Company incurred, and deferred on the balance sheet, additional software development costs of $3.0 million in the nine month period ended September 30, 1998, toward new company-wide integrated computer systems. These computer systems are replacing the previously used Kimberly-Clark systems and are expected to provide Year 2000 compliance for the Company's computer systems.

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

         On April 24, 1997, the Board of Directors authorized a program to permit the repurchase of the Company's common stock through December 31, 1998 in an aggregate amount not to exceed $20 million. Through September 30, 1998, the Company has repurchased a total of 155,700 shares of its common stock for $3.8 million under this program. All of these repurchases took place in the third quarter of 1998.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)


         On October 29, 1998, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on December 14, 1998 to stockholders of record on November 9, 1998.

         The Company's ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, the new company-wide integrated computer systems, stockholder dividends and working capital. Other than expenditures associated with environmental matters (see Note 5 of the Notes to Unaudited Consolidated Financial Statements) and other capital projects mentioned in the Outlook section below, the Company had no material outstanding commitments as of September 30, 1998. The principal sources of cash are expected to be cash flow from operations and borrowings from commercial banks.

         The Company believes its cash flow from operations, together with borrowings available under its revolving credit facilities, will be sufficient to fund its ongoing cash requirements.

YEAR 2000 COMPLIANCE

         Historically, many computer systems and other equipment with embedded chips or processors utilize computer programs written using two digits to represent the year rather than four digits. These programs may not properly recognize a year "20XX". As a result, these programs may be unable to accurately process certain data before, during or after the year 2000 and could result in major governmental and business systems failures or miscalculations causing disruptions in operations after December 31, 1999. This problem is commonly referred to as the "Year 2000" issue.

         Because of the numerous information systems, mill process controls and operating systems, and vendors and service providers that the Company uses, as well as the Company's many customers and customer locations around the world, the Company anticipates that there may be some disruption in its business due to the Year 2000 issue. Due to the interdependent nature of the Company and its systems with those of so many customers, vendors and service providers, as well as domestic and foreign governmental agencies, the Company and its operating subsidiaries are exposed to many possible systems failures or processing errors. As a result, the Company and its operating subsidiaries could be materially adversely affected if utilities, private businesses and governmental agencies with which they do business or that provide essential materials or services are not Year 2000 compliant. The Company believes that the most reasonably likely worst case scenarios would be temporary mill closings, delays in the receipt of supplies, delays in the delivery of its products, delays in collection of amounts due the Company, delays in payment of amounts owed by the Company to others, and delays in receipt of needed services. As a consequence of one or more of these scenarios, the Company's results of operations could be materially adversely impacted by a temporary inability to conduct its business in the ordinary course for some period of time. However, the Company believes that its plans, including its contingency planning discussed below should minimize the adverse effect of any such business disruptions if they occur.

         Each of the Company's business units has inventoried its business operations, assessed its susceptibility to system failures or processing errors as a result of Year 2000 issues and developed a plan to address those issues, focusing on three elements: information systems software and hardware, mill process controls and operating systems, and vendors and service providers. Each element is being subdivided according to risk potential of high, medium and low. High risk is defined as being critical to uninterrupted operation of the business. Medium risk is defined as being necessary to support the business but temporary work-arounds can be accomplished. Low risk is defined as being minor inconveniences that should not impact the Company's business. Those issues which are considered most critical to continuing operations are being given the highest priority.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)


         On January 1, 1998, the Company's U.S. operations, including the research and headquarters areas, began utilizing new integrated information systems to replace the Kimberly-Clark systems formerly used in the U.S. A benefit of the new systems is that they are expected to provide Year 2000 compliance in the area of information systems. In the U.S., mill process controls and operating systems have been reviewed for nearly 3,000 pieces of equipment and systems. Only six high risk equipment or systems issues have been identified. For these issues, modification requirements and a schedule for compliance are being developed with the applicable equipment and systems vendors.

         The Company's French businesses have inventoried and evaluated all their information systems. Approximately one-fourth of these information systems are believed to be Year 2000 compliant. Upon implementation in mid-1999 of certain new integrated computer systems in France, substantially all of the French businesses' information systems are expected to be Year 2000 compliant. Less than three percent of the approximately 2,000 pieces of mill process control equipment and operating systems will require modification or replacement. Such corrective action is expected to be completed by the end of the first quarter of 1999.

         The Company's Brazilian business has inventoried and evaluated all of its information systems. Nine of its systems will require modifications to become Year 2000 compliant. Of these, upgrades have already been developed for eight systems. Upgrades for all nine systems are expected to be developed and implemented by the end of the second quarter of 1999. Of its mill process control equipment and operating systems, ten will require modification. The required modifications have already been developed for nine of the systems and all ten are expected to be developed and implemented by the end of the second quarter of 1999.

         Inquiries have been mailed to all vendors and service providers for the Company's U.S., French and Brazilian operations as to the status of their Year 2000 compliance. Thus far, approximately one-third have responded. Second requests have been sent to those vendors and service providers that had not yet responded to the first inquiry and to those whose responses were incomplete or inadequate. Critical vendors and suppliers are being contacted either by phone or in person to review the status of their Year 2000 compliance plans.

         Coincident with the actions described above, the Company and its operating subsidiaries are developing and evaluating contingency plans to further mitigate the effects of possible disruptions that may occur and are developing and evaluating related cost estimates for such plans. All of the Company's operations are assessing the need for alternative supply arrangements and increased inventory levels of raw materials, supplies and finished goods, as well as other possible measures based on the responses from vendors and service providers. Contingency plans will be developed to try to reasonably ensure that operations are not interrupted and unexpected costs are minimized. However, there can be no assurances that all possible negative consequences can be identified and avoided. The Company presently plans to address each of its systems which are critical to its operations by the end of the second quarter of 1999.

         The Company currently estimates that the total cost of implementing its Year 2000 compliance plans will be in the range of $1 million to $2 million, substantially all to be incurred in 1999, excluding the costs of the new integrated computer systems. Approximately two-thirds of this amount is expected to be expensed and one-third included in capital projects. These preliminary estimates are subject to change, since they are based on presently available information, and will be updated as the Company continues its assessments, proceeds with implementation of modifications and replacements necessary to become compliant, receives further feedback from vendors and service providers and formulates reasonable and necessary contingency plans.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)


EURO CURRENCY CONVERSION

         On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies ("legal currencies") and one common currency - the euro. The euro will then trade on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legal currencies will be withdrawn from circulation. The Company established a committee to identify and implement changes necessary to address the systems and business issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions, competitive implications of increased price transparency within European Union countries, changes in currency exchange costs and rate exposures, continuity of contracts that require payment in a legal currency, and tax implications of the conversion. The Company's French subsidiaries currently utilize multi-currency software that will be capable of euro-denominated sales and purchase transactions on January 1, 1999. Consideration has also been given to other potential issues in connection with the conversion, including those mentioned above. The Company does not anticipate any significant negative consequences of these issues and does not anticipate that the euro conversion will have a material adverse impact on its financial condition or results of operations.

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

OUTLOOK

         The difficult market conditions experienced in the third quarter of 1998 are continuing. U.S. cigarette consumption is being impacted by adverse publicity and by increases in the retail selling price of cigarettes. U.S. cigarette consumption in 1998 is approximately 4 percent under the 1997 level. Year-to-date, the export of cigarettes from the United States is approximately at the prior year level. Although the Company's shipments to China have improved during the beginning of the fourth quarter, these shipments have not returned to the levels experienced during the first six months of 1998. Continued lower sales to Russia and southeast Asia are also expected for the foreseeable future. The weakness in shipments to China, Russia and southeast Asia are related to import controls, currency convertibility and decreased demand. With weakness in demand, pricing has come under pressure in some markets. The uncertain pricing environment for the Company's paper products is expected to continue into 1999 due to market conditions and the results of global pricing negotiations with multi-national cigarette manufacturers.

         With weakening demand for the Company's paper products, some production downtime is likely to be taken during the fourth quarter in France, the United States and Brazil to manage inventory levels. The Company's customers in the U.S. traditionally reduce their operating schedules around holidays during the

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)


fourth quarter, which could further soften the demand for the Company's products and allow for additional maintenance and capital work.

         Compared with the prior year, the Company's net sales will benefit in the fourth quarter from sales by companies acquired in Brazil and France during the first quarter of 1998. The Company continues to integrate these acquisitions. Earnings of the Company's Brazilian operations improved during the third quarter. However, operating results in Brazil in the fourth quarter may not be as strong as in the third quarter, due to the absence of a one-time third quarter increase in volume related to the introduction of a new product by a major customer and possible production downtime during the fourth quarter. On October 28, 1998, the Brazilian government announced its plans to reduce its spending deficit. The proposed plan includes measures that, if implemented, would increase both the social security tax on companies and the tax on financial transactions. If implemented as proposed, these two tax changes would reduce the full year 1999 pre-tax operating profit of the Brazilian operations by an estimated $0.9 million.

         The amortization of capitalized software costs related to the new integrated computer systems in the U.S. began in January and is expected to reduce full-year 1998 earnings by approximately $.05 per share compared with 1997. Additionally, operating expenses for the new computer network in the U.S. over and above the amount previously paid to Kimberly-Clark for utilization of its systems are expected to have an unfavorable full year effect of approximately $.08 per share in 1998 compared with 1997. These increased computer-related pre-tax expenses will total approximately $0.9 million during the fourth quarter. The Company expects to incur approximately $4 to $5 million of capitalized software costs in 1998, primarily in France, and an additional $3 to $4 million of capitalized software costs in 1999. Start-up of the new systems in France will occur in phases, commencing in mid-1999.

         Cost savings are expected to continue from recently implemented capital projects and from the Spotswood mill restructuring program that was announced in the second quarter of 1998. The per ton cost of wood pulp declined during the third quarter of 1998, with an additional decrease expected in the fourth quarter of the year. The expected lower per ton wood pulp cost should offset some of the possible pricing weakness.

         The higher corporate income tax rate in France is expected to negatively impact full year 1998 earnings by $.15 to $.20 per share compared with 1997. The French corporate income tax rate is scheduled to decline from 41 2/3 percent in 1998 to 40 percent in 1999. Such a reduction would improve 1999 earnings compared with 1998 by approximately $.05 per share.

         The company expects capital spending for 1998 to be approximately $35 to $40 million in total, focused primarily on internal capacity expansion, product quality improvements and cost reduction opportunities. As a result of recent changes in market conditions, the Company is in the process of reassessing its capital spending plans for 1999. In the second quarter of 1998, the Company initiated an expansion of the Malaucene mill, which is expected to increase the mill's capacity for finished tipping paper by approximately 45 percent. This project includes spending for increased printing and slitting capabilities and should be completed in the second half of 1999. Capital spending in 1999 will also include spending for a $9.9 million project authorized to increase reconstituted tobacco leaf ("RTL") production capacity at the Spay, France mill by approximately 10 percent. With the authorization of this project, current inventory levels and customer order patterns, the decision was made to cease production of RTL products at the Spotswood mill in the fourth quarter of 1998. The Spotswood RTL production line had been temporarily restarted during the fourth quarter of 1997 to support the French RTL operation until a plan for adding permanent RTL capacity was developed.

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


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         Under the terms of the spin-off, the Company assumed liability for and agreed to indemnify Kimberly-Clark from litigation arising out of the operation of the Company's predecessor businesses, including the following new cases:

- In September 1998, Sinette Newkirk, personal representative of the estate of Delbert Newkirk, filed a complaint in the Circuit Court of Kanawha County, West Virginia, against several tobacco companies, industry trade associations and consultants, Kimberly-Clark and LTRI seeking $2 million in compensatory and $3 million in punitive damages allegedly sustained as a result of the death of her husband, which plaintiff contends was caused by smoking Kool cigarettes during the period 1966 to 1993. The fourteen count complaint alleges several theories of liability including intentional and negligent misrepresentation, breach of warranty, intentional infliction of emotional distress, product liability, sale of an unreasonably dangerous product and conspiracy.

-        In October 1998, Edward J. Sweeney, Stephen R. Micarek and Lisa A.
         Figura filed, in the Court of Common Pleas of Allegheny County, Pennsylvania, on behalf of themselves and certain residents of Pennsylvania, a purported class action against several tobacco companies, industry trade associations and consultants, tobacco wholesalers and retailers and cigarette component manufacturers, including Kimberly-Clark, seeking equitable relief and punitive damages for the class in an unspecified amount. The class consists of those Pennsylvania residents who, "commencing before age 18...purchased, smoked...and continue to smoke cigarettes manufactured, marketed and sold by defendants". The five coUNT complaint alleges that defendants are liable to plaintiffs for product liability, consumer fraud, breach of special duty, negligence and civil conspiracy. Among other things, the complaint alleges that nicotine is an addictive substance, that the tobacco companies, by using reconstituted tobacco and other additives, are able to control the precise amount and/or the bioavailability of nicotine in their cigarettes and that LTRI, formerly a subsidiary of Kimberly-Clark, specializes in the tobacco reconstitution process and in helping tobacco companies control the nicotine in their cigarettes.

         The Company believes that Kimberly-Clark, as a component supplier, has meritorious defenses to each of these cases. LTRI also has meritorious defenses to the Newkirk case in which it has been named as a defendant and will seek to be dismissed from such action on the grounds that it is not subject to the personal jurisdiction of the West Virginia courts and also on the grounds that it did not sell its products in the United States. Due to the uncertainties of litigation, the Company cannot predict the outcome of these cases and is unable to make a meaningful estimate of the amount or range of loss which could result from an unfavorable outcome of these actions. These cases will be vigorously defended.

ITEM 5.           OTHER INFORMATION

         During the third quarter of 1998, a new three-year labor agreement was ratified at the Ancram mill. This mill employs approximately 100 employees. The settlement included a lump sum payment of four percent of affected employees'1997 earnings in the first year of the agreement and a general wage rate increase of three percent per year in years two and three.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         10.1 Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective April 1, 1998.*

         10.2 Technology Ownership, Technical Assistance and Technology License Agreement among Philip Morris Incorporated, Philip Morris Products, Inc. and Schweitzer-Mauduit International, Inc., effective April 1, 1998.*

         15. Independent Accountants' Report, dated October 21, 1998 from Deloitte & Touche LLP to Schweitzer-Mauduit International, Inc.

         23.      Independent Accountants' Consent.

         27.      Financial Data Schedule (for SEC use only).

   * Exhibit has been redacted pursuant to a Confidentiality Request under Rule 24(b)-2 of the Securities Exchange Act of 1934.

(b) Reports on Form 8-K:

         (1) On July 7, 1998, the Company filed a Current Report on Form 8-K dated July 7, 1998, which reported the Company's expected second quarter earnings.

         (2) On July 14, 1998, the Company filed a Current Report on Form 8-K dated July 14, 1998, which reported that the Company had signed a new Supply Agreement with Philip Morris Incorporated.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Schweitzer-Mauduit International, Inc.
                     (Registrant)



By:  /s/  PAUL C. ROBERTS                 By:  /s/  WAYNE L. GRUNEWALD
   --------------------------------          ---------------------------
     Paul C. Roberts                           Wayne L. Grunewald
     Chief Financial Officer and               Controller
     Treasurer                                 (principal accounting officer)
     (duly authorized officer and
     principal financial officer)

November 10, 1998                         November 10, 1998

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                                INDEX TO EXHIBITS

                                                                                      SEQUENTIALLY
EXHIBIT                                                                                 NUMBERED
NUMBER                               DESCRIPTION                                          PAGE
-------                          -------------------                                  ------------
10.1     ---      Amended and Restated Agreement between Philip Morris
                  Incorporated and Schweitzer-Mauduit International, Inc. for
                  Fine Paper Supply, effective April 1, 1998.*

10.2     ---      Technology Ownership, Technical Assistance and Technology
                  License Agreement among Philip Morris Incorporated, Philip
                  Morris Products, Inc. and Schweitzer-Mauduit International,
                  Inc., effective April 1, 1998.*

15.      ---      Independent Accountants' Report, dated October 21, 1998 from
                  Deloitte & Touche LLP to Schweitzer-Mauduit International,
                  Inc.

23.      ---      Independent Accountants' Consent.

27.      ---      Financial Data Schedule (for SEC use only).


   * Exhibit has been redacted pursuant to a Confidentiality Request under Rule 24(b)-2 of the Securities Exchange Act of 1934.