Form 10-K
period 1998-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 1999-03-05
CIK 1000623

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                         OR
   [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE TRANSITION PERIOD FROM
                                         TO

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No  ___ .

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

    As of December 31, 1998, 15,924,065 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding, and the aggregate market value of the common stock on such date (based on the closing price of these shares on the New York Stock Exchange) held by non-affiliates was approximately $246 million.

                                  (Continued)

                      DOCUMENTS INCORPORATED BY REFERENCE

    Schweitzer-Mauduit International, Inc.'s 1999 Proxy Statement, filed with the Commission dated March 12, 1999, contains certain of the information required in this Form 10-K, and portions of that document are incorporated by reference herein from the applicable sections thereof. The following chart identifies the sections of this Form 10-K which incorporate by reference portions of the Company's 1999 Proxy Statement. The Items of this Form 10-K, where applicable, specify which portions of such document are incorporated by reference. The portions of such document that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.

DOCUMENT OF WHICH PORTIONS                               ITEMS OF THIS FORM 10-K
ARE INCORPORATED BY REFERENCE                            IN WHICH INCORPORATED
-----------------------------                            -----------------------
1999 Proxy Statement                                     Part III
                                                         Item 10. Directors and Executive Officers of
                                                         the Registrant
                                                         Item 11. Executive Compensation
                                                         Item 12. Security Ownership of Certain
                                                         Beneficial Owners and Management
                                                         Item 13. Certain Relationships and Related
                                                                  Transactions

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

     Schweitzer-Mauduit International, Inc. ("SWM") was incorporated in Delaware on August 21, 1995 as a wholly-owned subsidiary of Kimberly-Clark Corporation ("Kimberly-Clark") for the purpose of effectuating the tax-free spin-off of Kimberly-Clark's U.S., French and Canadian business operations that manufacture and sell tobacco-related papers and other specialty paper products (the "Businesses"). Pursuant to a distribution agreement dated October 23, 1995, Kimberly-Clark agreed to distribute in the form of a dividend to its stockholders all of the common stock of SWM and on November 30, 1995, each Kimberly-Clark stockholder of record on November 13, 1995 received one share of SWM common stock for every ten shares of Kimberly-Clark common stock held on the date of record (the "Distribution"). As a result of the Distribution, SWM became an independent public company. (As used herein, the Company means SWM, SWM and its several subsidiaries or, as determined by the context, one or more of its several subsidiaries.)

     On February 2, 1998, Schweitzer-Mauduit Spain, S.L. ("SM-Spain"), a wholly-owned subsidiary of SWM, acquired 99.97 percent of the outstanding shares of Companhia Industrial de Papel Pirahy ("Pirahy"), a specialty paper manufacturer located in Santanesia, Brazil, near Rio de Janeiro. Pirahy, subsequently renamed Schweitzer-Mauduit do Brasil, S.A. ("SWM-B"), is the largest supplier of tobacco-related papers to the South American market. It also produces printing and writing papers as well as papers for packaging and labeling applications.

     Additionally, on February 11, 1998, the Company's second-tier subsidiary, Schweitzer-Mauduit Enterprises S.A. ("SM-Enterprises"), wholly-owned by Schweitzer-Mauduit France, S.A.R.L. ("SMF"), acquired all of the outstanding shares of Ingefico, S.A. and 97.1 percent of the outstanding shares of its pulp and specialty paper manufacturing subsidiaries, Groupe SAPAM S.A. ("Groupe SAPAM") and Papeteries de la Moulasse S.A., located in St. Girons in the southwestern part of France. Subsequently, SM-Enterprises acquired all the remaining shares of Groupe SAPAM. SM-Enterprises and Ingefico, S.A. were then merged into Groupe SAPAM. Papeteries de la Moulasse S.A. was renamed Papeteries de St. Girons S.A. ("PdStG"). Approximately 90 percent of the net sales of PdStG are of fine papers to the tobacco industry.

     Financial information about foreign and domestic operations, contained under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" appearing in Part II, Item 7 herein and in Note 13 to Consolidated Financial Statements contained in "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" appearing in Part II, Item 8 herein, are incorporated in this Item 1 by reference.

DESCRIPTION OF THE BUSINESS

     GENERAL. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products, which comprised 90 percent of the Company's 1998 consolidated net sales, include cigarette, tipping and plug wrap papers used to wrap various parts of a cigarette ("Cigarette Papers"), reconstituted tobacco leaf ("RTL") for use as filler in cigarettes and cigars, reconstituted tobacco wrappers and binders for cigars, and paper products used in cigarette packaging. These products are sold directly to the major tobacco companies or their designated converters in North and South America, Eastern and Western Europe, China and elsewhere.

     Non-tobacco industry products include drinking straw wrap, lightweight printing and writing papers, papers for packaging and labeling applications, tea bag, coffee and other filter papers, battery separator paper and other specialized papers primarily for the North American, Western European and Brazilian markets. These products are generally sold directly to converters and other end-users in North America and Western Europe and through brokers in Brazil. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

     PRODUCTS. Each of the three principal types of paper used in cigarettes -- cigarette, tipping and plug wrap papers -- serves a distinct purpose in the function of a cigarette.

     Cigarette paper wraps the column of tobacco in a cigarette. Certain properties of cigarette paper, such as basis weight, porosity, opacity, tensile strength, texture and whiteness must be closely controlled to tight tolerances. Many of these characteristics are critical to meet runnability standards of the high-speed production processes utilized by premium cigarette manufacturers.

     Plug wrap paper forms the outer layer of a cigarette filter and is used to hold the filter materials in a cylindrical form. Conventional plug wrap is manufactured on flat wire paper machines using wood pulp. Porous plug wrap, a highly porous paper, is manufactured on inclined wire paper machines using a furnish consisting of "long fibers", such as abaca, and wood pulp. Porosity, a measure of air permeability, ranges from a typical level of less than 100 Coresta on conventional plug wrap to 35,000 Coresta on high porosity papers. High porosity plug wrap is sold under the registered trademark POROWRAP(R) and is used on filter-ventilated cigarettes. High porosity papers can also be used for such specialty products as battery separator paper.

     Tipping paper, produced in white or buff color, joins the filter element to the tobacco section of the cigarette. The ability to produce tipping paper which is both printable and glueable at high speeds is critical to producing a cigarette with a distinctive finished appearance.

     Reconstituted tobacco is used by manufacturers of cigarettes, cigars and other tobacco products primarily as a filler that is blended with virgin tobacco in order to utilize otherwise wasted parts of the tobacco leaf. The Company currently produces reconstituted tobacco in two forms: leaf in France and wrapper and binder in the U.S.

     BUSINESS SEGMENTS. The Company is operated and managed based on the geographical location of its manufacturing operations: the U.S., France and Brazil. While the products are comparable in each segment, they vary based on the technological capabilities of each of the manufacturing operations and the respective markets and customers served. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost effectively met by the manufacturing operations in that segment.

     MARKETS AND CUSTOMERS. The Company's U.S. business primarily supplies customers in North America, but also has significant sales in South America and Japan. The customer base for the U.S. operations consists of the major, and many of the smaller, cigarette manufacturers in North America, several cigar manufacturers and more than 50 manufacturers in approximately 30 countries outside North America. The Company's French businesses rely predominantly on worldwide exports, primarily to Western Europe, China, Eastern Europe and the former Commonwealth of Independent States, and, in lesser but substantial amounts, to Asia (excluding China), Africa, the Middle East and Australia. The customer base for the French operations consists of a diverse group of approximately 180 customers in approximately 80 countries. The Company's Brazilian business primarily supplies customers in Brazil, with some sales to other South American countries. The current customer base of the Brazilian operations consists of the cigarette manufacturers in Brazil, as well as customers in approximately ten countries outside Brazil. Customers of all three units include international tobacco companies, regional tobacco manufacturers and government monopolies.

     Philip Morris Incorporated ("Philip Morris"), including its subsidiaries, and B.A.T. Industries PLC ("BAT"), including its U.S. subsidiary Brown & Williamson Tobacco Corporation ("Brown & Williamson"), its Brazilian subsidiary Souza Cruz S.A. ("Souza Cruz") and its other subsidiaries, are the Company's two largest customers. Philip Morris and BAT, together with their respective affiliates and designated converters, accounted for approximately 28 percent and 14 percent, respectively, of the Company's 1998 consolidated net sales.

     The Company's French paper businesses, together, are the largest exporter of cigarette paper to China with an estimated 40 percent share of that country's cigarette paper imports.

     LTR Industries, S.A. ("LTRI") is a 72-percent owned second-tier subsidiary of the Company which manufactures RTL in France. LTRI has many customers, consisting primarily of the large cigarette manufacturers in Eastern and Western Europe. A small number of these large customers account for a substantial portion of LTRI's net sales. The loss of any one or more of these large customers could have a significant adverse effect on LTRI's and the Company's results of operations.

     The Company exited the RTL business in the U.S. at the beginning of the second quarter of 1996. In the fourth quarter of 1997, the U.S. business temporarily restarted operation of the U.S. RTL production line, but only to support the growth of the French RTL business while alternatives for additional capacity were being considered. The U.S. RTL production line ceased operation in the fourth quarter of 1998.

     PHILIP MORRIS SUPPLY AGREEMENT. In 1992, the Company's U.S. unit was chosen to be the single source of supply of Cigarette Papers to Philip Morris' U.S. operations. The initial five-year term of the supply agreement (the "Supply Agreement") was extended by mutual agreement. In July 1998, Philip Morris and the Company signed an Amended and Restated Supply Agreement for Fine Paper Supply ("Amended Supply Agreement"). The Amended Supply Agreement extends the Company's position as the supplier of Cigarette Papers to Philip Morris' U.S. operations until June 30, 2002, except that Philip Morris can exercise its right, commencing in 1999 and continuing thereafter, to acquire up to ten percent of its prior year purchases of Cigarette Papers from other parties. Philip Morris had the right to purchase up to five percent of its direct purchases of Cigarette Papers from other suppliers in 1998, but chose not to do so. By its terms, the Amended Supply Agreement automatically renews for three successive terms of two years each unless either party gives notice of non-renewal 24 months before the end of the then current term. A supplement to the Amended Supply Agreement creates the potential for a seven-year exclusive supply arrangement with Philip Morris U.S.A. for an experimental new paper product currently being jointly developed. Philip Morris and the Company also have entered into a licensing and royalty agreement covering future commercialization of this potential new paper product, the commercial viability of which has not yet been tested.

     SOUZA CRUZ SUPPLY AGREEMENT. On February 2, 1998, as part of the Company's agreement to purchase Pirahy, the Brazilian operations entered into two exclusive supply agreements with its former owner and largest customer, Souza Cruz, to supply all of Souza Cruz's needs for papers which SWM-B is capable of producing. The supply agreement for tobacco-related papers has an initial term of three years and automatically renews for additional three-year terms unless either party provides notice of phase-out prior to the date of expiration. The supply agreement for coated paper used in the packaging of cigarette products has an initial term of three years, with extensions to be negotiated prior to the date of expiration.

     EMPLOYEE AND LABOR RELATIONS. As of December 31, 1998, the Company had approximately 3,475 regular full-time active employees of whom approximately 670 hourly employees and 325 salaried employees were located in the U.S. and Canada, approximately 1,067 hourly employees and 622 salaried employees were located in France, and approximately 750 hourly employees and 41 salaried employees were located in Brazil.

     North American Operations -- Hourly employees at the Lee, Massachusetts, Spotswood, New Jersey and Ancram, New York mills are represented by locals of the PACE International Union. During 1998, a new three-year collective bargaining agreement was reached at the Ancram mill, which will expire on September 30, 2001. The current collective bargaining agreements expire at the Spotswood mill on June 15, 2002 and at the Lee mills on August 1, 2002. There have been no strikes or work stoppages at any of these locations for approximately 19 years, and the Company believes employee and union relations are positive.

     The fiber operations of the Company's Canadian subsidiary are non-union. The Company believes that employee relations are positive.

     French Operations -- Hourly employees at the Company's mills in Quimperle, Malaucene, St. Girons and Spay, France are union represented. During 1998, new two-year collective bargaining agreements were entered into at each of these mills. The current agreements for each of the mills will expire on December 31, 1999. Over the years, there have been intermittent work stoppages lasting from a few hours to several days. The Company believes that, overall, employee relations are positive and comparable to similar French manufacturing operations.

     Brazilian Operations -- Hourly employees at the Pirahy mill are represented by a union. The current collective bargaining agreement expires on May 31, 1999. The Company believes that, overall, employee relations are positive and comparable to similar Brazilian manufacturing operations.

     RAW MATERIALS. Wood pulp is the primary fiber used in the Company's operations. These operations consumed approximately 112,000 metric tons of wood pulp in 1998, including requirements of the newly-acquired companies, and 71,000 metric tons of wood pulp in 1997, all of which was purchased. Company operations also use other cellulose fibers, the most significant of which are in the form of flax fiber and tobacco stems and scraps, as the primary raw materials for the Company's paper and reconstituted tobacco products, respectively. While tobacco stems and scraps are generally the property of the cigarette manufacturer for whom the reconstitution is contracted, the Company and LTRI purchase some tobacco materials for use in the production of RTL and wrapper and binder products.

     Flax straw is purchased and subsequently processed into flax tow at processing facilities in Canada and France. The flax tow is then converted into flax pulp at pulping facilities in the U.S. and France. Flax tow and flax pulp are also purchased externally, but these purchases only represent approximately 27 percent of the flax pulp currently consumed by the Company's U.S. and French operations.

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

     COMPETITION. The Company is the leading producer of Cigarette Papers in the world. LTRI is the leading independent producer of RTL for use in cigarettes. The Company does not sell its products directly to consumers or advertise its products in consumer media. The specialized nature of these tobacco-related papers requires research and development capability to develop them and special papermaking equipment and skills to meet exacting customer specifications. These factors have limited the number of competitors in each of the tobacco-related paper categories discussed separately below.

     Cigarette Paper -- Management believes that the Company has an estimated 57 percent share of the North American cigarette paper market. The Ecusta division of P.H. Glatfelter Company ("Ecusta") is the Company's major competitor in the sale of cigarette paper in North America. European suppliers, such as Miquel y Costas & Miquel S.A., a Spanish corporation ("Miquel y Costas"), also compete in this market but, to date, have achieved no more than an estimated 10 percent market share. Management believes that the bases of cigarette paper competition are price, consistent quality, level of technical service and performance requirements of the customer's cigarette-making equipment.

     The principal competitors of the Company's French cigarette paper businesses are Wattens, Schoeller & Hoesch GmbH ("Schoeller & Hoesch"), a German company acquired by P.H. Glatfelter Company in January 1998, Robert Fletcher (Greenfield) Limited, Miquel y Costas, and Julius Glatz GmbH. Papeteries de Mauduit, S.A. ("PdM"), an indirect wholly-owned subsidiary of the Company in France, sells approximately 66 percent of its products (cigarette paper and porous and conventional plug wrap) in Western Europe and China. Management believes that the bases of competition for PdM's products are the same as for the Company's U.S. operations.

     The principal competitors of the Company's Brazilian cigarette paper business are Ecusta (including Schoeller & Hoesch), Miquel y Costas and Wattens. SWM-B has an estimated 65 percent market share of cigarette paper in Brazil and an estimated 44 percent market share of cigarette paper in South America. Management believes that the bases of cigarette paper competition for SWM-B are the same as for the Company's U.S. business.

     Plug Wrap Paper -- Management believes that the Company's U.S. business has a 78 percent share of the North American plug wrap market. The remaining 22 percent is shared by three competitors: Ecusta (including Schoeller & Hoesch), Miquel y Costas, and Wattens. The Company's French businesses hold an estimated 65 percent of the Western European high porosity plug wrap market. Schoeller & Hoesch is the Company's principal competitor in that market. Through the Brazilian business' supply of conventional plug wrap papers and the U.S. business' supply of porous plug wrap papers, the Company has an estimated 61 percent share of the South American plug wrap market. Ecusta (including Schoeller & Hoesch), Miquel y Costas and Wattens are the Company's principal competitors in that market.

     Management believes that the primary basis of competition for high porosity plug wrap is technical capability with price being a less important consideration. On the other hand, conventional plug wrap entails less technical capability with the result that price and quality are the primary bases of competition.

     Tipping Paper -- Management believes that the Company's U.S. business has an estimated 59 percent share of the North American market for base tipping paper which is subsequently printed by converters. Its principal competitors in these markets are Ecusta and Tervakoski Oy, a Finnish exporter. Management believes that the bases for competition are consistent quality, price and, most importantly, the ability to meet the runnability and printability requirements of converting equipment and high-speed cigarette-making machines.

     Papeteries de Malaucene S.A. ("PdMal"), another of the Company's indirect wholly-owned French subsidiaries, operates a tipping paper mill in Malaucene, France, and ranks among the largest converted tipping paper producers in Western Europe, with an estimated 13 percent market share. PdMal produces printed and unprinted, and laser and electrostatically perforated tipping papers. PdMal's principal European competitors are Tann-Papier GmbH (Austria), Benkert GmbH (Germany) and Miquel y Costas. Management believes that the bases of competition for perforated tipping paper in Europe are perforation technology, consistent quality and price.

     The Company's Brazilian business has an estimated 58 percent share of the South American market for base tipping paper which is subsequently printed by converters. The Company's principal competitors in South America are Ecusta (including Schoeller & Hoesch) and Miquel y Costas. Management believes that the bases of cigarette paper competition for SWM-B are the same as for the Company's U.S. business.

     Reconstituted Tobacco -- LTRI is the leading independent producer of RTL. Management believes that the basis of competition in this market is primarily quality. However, sales volumes are influenced by worldwide virgin tobacco prices (lower prices of virgin tobacco may result in lower reconstituted tobacco sales volumes).

     LTRI's principal competitors are (i) R.J. Reynolds Tobacco Company, which produces RTL for both internal and external use, (ii) Yelets, an affiliate of R.J. Reynolds which operates in Russia, (iii) B.V. Deli-HTL Tabak Maatschappiji B.V., an independent producer which operates in Holland, and (iv) cigarette companies such as Philip Morris and BAT, which produce RTL primarily for internal use.

     Management estimates that 85-90 percent of cigar wrapper and binder used in the U.S. market is produced internally by domestic cigar manufacturers. The Company's Ancram mill and Nuway Microflake Partnership, a cast process manufacturer, produce the balance.

     Other Products -- The Company and its subsidiaries produce wrapping paper for drinking straws, filter papers, as well as papers for lightweight printing and writing, papers for packaging and labeling applications, business forms and battery separators. Management believes that price is the primary basis of competition for drinking straw wrap and filter papers (collectively, "Filler Papers"), while consistent quality and customer service are believed to be the primary competitive factors for battery separator and business forms papers. The Company does not possess a significant market share in any of the above segments, except for battery separator papers, where it holds approximately 25 percent of the worldwide market. The Company continues, to the extent feasible, to convert its production of less profitable Filler Papers to more profitable niche applications.

     RESEARCH AND DEVELOPMENT; PATENTS AND TRADEMARKS. The Company has research and laboratory facilities in Spay, France and Alpharetta, Georgia and employs more than 40 research personnel. The Company is dedicated to developing Cigarette Papers and reconstituted tobacco product innovations and improvements to meet the needs of individual customers. The development of new components for tobacco products is the primary focus of these research and development functions, which are working on several development projects for the Company's major customers. The Company spent in the aggregate on product research and development $6.5 million, $6.4 million and $6.0 million in 1998, 1997 and 1996, respectively.

     The Company believes that the research and product development capabilities of its U.S. and French operations are unsurpassed in the industry and have played an important role in establishing the Company's reputation for high quality, superior products. The Company's commitment to research and development has enabled the Company, for example, to (i) produce high-performance papers designed to run on the high-speed manufacturing machines of its customers, (ii) produce papers to exacting specifications with very high uniformity, (iii) produce cigarette paper with extremely low basis weights, and (iv) have an acceptance rate by its customers in excess of 99 percent. The Company also believes it is in the forefront of the manufacturing process, having invested heavily in modern technology, including laser technology and modern paper-slitting equipment. The Company believes that its commitment to research and development, coupled with its investment in new technology and equipment, has positioned the Company to take advantage of growth opportunities abroad for American-style premium cigarettes.

     As of December 31, 1998, the Company and its subsidiaries collectively owned approximately 72 patents and had pending 70 patent applications covering a variety of Cigarette Papers, RTL and cigar wrapper and binder products and processes in the United States, Western Europe and several other countries. The Company believes that such patents, together with its papermaking expertise and technical sales support, have been instrumental in establishing it as the leading worldwide supplier of Cigarette Papers, RTL and reconstituted wrapper and binder made by the papermaking process.

     Management believes that the Company's POROWRAP(R) trademark, the "PdM" logo, the "Job papier a cigarette," Papeteries de Mauduit and Schweitzer trade names also have been significant contributors to the marketing of the Company's products.

     BACKLOG; SEASONALITY. The Company has historically experienced a steady flow of orders. Its mills typically receive and ship orders within a 30-day period, except in the case of RTL where orders are generally placed well in advance of delivery. The Company plans its manufacturing schedules and raw material purchases based on its evaluation of customer forecasts and current market conditions.

     The U.S. business does not calculate or maintain records of order backlogs. Philip Morris, its largest customer, provides forecasts of future demand, but actual orders for Cigarette Papers are typically placed two weeks in advance of shipment.

     The French businesses do maintain records of order backlogs. For Cigarette Papers, the order backlog was approximately $24 and $21 million on December 31, 1998 and 1997, respectively. This represented approximately 44 and 50 days of Cigarette Paper sales in 1998 and 1997, respectively. LTRI's RTL business operates under a number of annual supply agreements. The order backlog for RTL was approximately $56 and $57 million on December 31, 1998 and 1997, respectively.

     The Brazilian business does not calculate or maintain records of order backlogs. Approximately one-half of its sales are on a consignment basis with Souza Cruz, its largest customer. Souza Cruz also provides forecasts of future demand in order for the Brazilian operations to manage levels of consignment inventories.

     Sales of the Company's products are not subject to seasonal fluctuations, except in the U.S. where customer shutdowns of one to two weeks in duration typically occur in July and December, and in Brazil where customer orders are typically lower in December due to a January and February holiday season.

     SALES AND DISTRIBUTION. Essentially all sales of tobacco-related products by the U.S. and French businesses are sold by the Company's marketing, sales and customer service organizations directly to cigarette manufacturers or their designated converters, and to cigar manufacturers, except in China where sales are generally made to trading companies for resale to cigarette producers. The Brazilian business' tobacco-related products are sold by the Brazilian marketing and sales organization directly to cigarette manufacturers, and through brokers for non-tobacco related products. Most of the Company's U.S. and French businesses' non-tobacco related products are sold on a direct basis.

     ENVIRONMENTAL MATTERS. Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada are estimated to be approximately $2 to $4 million annually in 1999 and 2000. Based on the Company's analysis, the first phase of the Cluster Rules governing wastewater discharges promulgated by the U.S. Environmental Protection Agency ("EPA"), as published in April 1998, does not affect the Company's three U.S. mills. The EPA is currently engaged in further rule-making. The later phases of the Cluster Rules and National Pollutant Discharge Elimination System Permit renewals may require the Company to install water pollution controls at its U.S. facilities sometime after the year 2000. The 1999 and 2000 estimates include amounts previously planned for earlier periods, but which have been postponed in order to ensure compliance with final governmental regulations, when published, and to take advantage of emerging enhanced technologies. These expenditures have been anticipated for several years and are not expected to have a material adverse effect on the Company's financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in the Company's plans, changes in legal requirements or other factors.

     RISKS FOR FOREIGN OPERATIONS. In addition to its U.S. operations, the Company has manufacturing facilities in France, Brazil and Canada. Products made in France, Brazil or in the U.S. are marketed in approximately 90 countries. Because these countries are so numerous, it is not feasible to generally characterize the risks involved. Such risks vary from country to country and include such factors as tariffs, trade restrictions, changes in currency value, economic conditions, and international relations. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Factors That May Affect Future Results" appearing in Part II, Item 7 herein.

     INSURANCE. The Company maintains coverage for most insurable risks that are incident to its operations.

ITEM 2.  PROPERTIES

     As of December 31, 1998, the Company operated eight mills (which include four fiber pulping operations) in the U.S., France and Brazil that produce specialty papers and/or reconstituted tobacco products. The Company also operates flax fiber processing operations in France and Canada. The Company or one of its subsidiaries owns each of these facilities except for a flax tow storage facility in Killarney, Manitoba, which is leased. The Company and its subsidiaries maintain administrative and sales offices in Alpharetta, Georgia, in Quimperle and Paris, France, in Hong Kong, in Santanesia and Rio de Janeiro, Brazil, and in Madrid, Spain. The Company's world headquarters are also located in Alpharetta. All of these offices are leased except for the Quimperle and Santanesia offices, which are owned by PdM and SWM-B, respectively.

     Management believes that each of these facilities is well-maintained, suitable for conducting the Company's operations and business, and adequately insured.

     Only the mill in Spay, France is currently operating at or close to capacity. The Company's U.S., French and Brazilian paper operations all experienced downtime on certain machines during the fourth quarter of 1998 because of reduced demand and to reduce inventories of Cigarette Papers. The U.S. RTL production line had been temporarily restarted during the fourth quarter of 1997, in support of increased sales volumes of LTRI while alternatives for additional capacity were considered. During the fourth quarter of 1998, the Company announced an expansion project for the French RTL business, and the U.S. RTL production line ceased operation.

     In addition to the operating equipment listed on the following page, the Company and its subsidiaries have additional equipment which has been taken out of service. These pieces of equipment are in various states of condition and may or may not be usable should the Company need additional capacity. Further, it may not be cost-effective to make upgrades which may be necessary to bring this equipment back into service.

     The following are locations of the Company's principal facilities and operating equipment as of December 31, 1998:

    PRODUCTION LOCATIONS                EQUIPMENT                        PRODUCTS
    --------------------                ---------                        --------
Lee Mills                      4 Paper Machines             Base Tipping and Specialty Papers,
Lee, Massachusetts             Pulping Equipment            Plug Wrap Paper
(4 mill sites)
Spotswood Mill                 5 Paper Machines             Cigarette Paper, Plug Wrap Paper
Spotswood, New Jersey          Pulping Equipment
Ancram Mill                    1 Paper Machine              Reconstituted Tobacco Wrapper and
Ancram, New York               1 Reconstituted Tobacco      Binder, Porous Plug Wrap and
                               Wrapper and Binder           Specialty Papers
                                 Machine
Fiber Operations               5 Movable Fiber Mills        Flax Fiber Processing
Manitoba, Canada
Papeteries de Mauduit Mill     10 Paper Machines            Cigarette Paper, Plug Wrap Paper
Quimperle, France              Pulping Equipment            and Long Fiber Specialties
Papeteries de Malaucene Mill   1 Paper Machine              Tipping and Specialty Papers
Malaucene, France              3 Printing Presses
                               11 Laser Perforating Lines
                               1 Electrostatic Perforating
                               Line
Papeteries de St. Girons Mill  3 Paper Machines             Cigarette Paper, Plug Wrap Paper,
St. Girons, France             Pulping Equipment            Base Tipping and Specialty Papers,
                                                            Flax Pulp
LTR Industries Mill            2 Reconstituted Tobacco      Reconstituted Tobacco Leaf, Flax
Spay, France                   Leaf   Machines              Fiber Processing, Research &
                               1 Fiber Mill                 Development
Pirahy Mill                    4 Paper Machines             Cigarette Paper, Plug Wrap Paper,
Santanesia, Brazil             1 Coating Machine            Base Tipping and Specialty Papers

  ADMINISTRATIVE LOCATIONS            OFFICE SPACE                       FUNCTIONS
  ------------------------            ------------                       ---------
Alpharetta, Georgia            Leased Office Space          Company World Headquarters,
                                                            Administration, Sales and Research
                                                            & Development -- U.S. Business
Madrid, Spain                  Leased Office Space          Administrative Office for
                                                            International Investments
Quimperle, France              Owned Office Space           Administrative Offices for French
                                                            Businesses
Paris, France                  Leased Office Space          Administrative and Sales Offices
                                                            for French Businesses
Hong Kong                      Leased Office Space          Sales Office for French Businesses
Santanesia, Brazil             Owned Office Space           Administrative Offices for
                                                            Brazilian Business
Rio de Janeiro, Brazil         Leased Office Space          Sales Office for Brazilian Business

ITEM 3.  LEGAL PROCEEDINGS

     The following is a brief description of potentially material legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their properties is subject:

LITIGATION

     Under the terms of the Distribution, the Company assumed liability for and agreed to indemnify Kimberly-Clark from litigation arising out of the operation of the Businesses, including the following cases:

     - A purported class action, defining a class of plaintiffs who allegedly sustained injuries as a result of being exposed to tobacco smoke and respirable asbestos fibers, and three individual actions have been filed in the Circuit Court of Kanawha County, West Virginia in 1998 against several tobacco companies, tobacco industry trade associations and consultants, tobacco wholesalers and cigarette component manufacturers, including Kimberly-Clark and LTRI. The class representative and each individual plaintiff, respectively, seek compensatory damages of $2 to $3 million, punitive damages of $3 million and, for class members, compensatory and punitive damages in an unspecified amount. Cleo Huffman, Denny L. Parsons, Linda Morris and Sinette Newkirk, the named plaintiffs in these actions, filed their respective complaints on February 13, 1998, February 27, 1998, March 13, 1998 and July 22, 1998. The complaints allege several theories of liability against the defendants including negligence, product liability, misrepresentation, breach of warranty, conspiracy and other theories of liability. The Company has filed motions to dismiss that are currently pending in each of these cases.

     - In September 1998, Luanne Jividen and Jerry Jividen filed a complaint in the Circuit Court of Mason County, West Virginia against several tobacco companies, industry trade associations and consultants, tobacco wholesalers and cigarette component manufacturers, including Kimberly-Clark and LTRI, seeking equitable relief, $1 million in compensatory damages and $3 million in punitive damages for mental suffering, physical injury and loss of consortium allegedly sustained as a result of Ms. Jividen's contracting breast cancer as a result of her addiction to smoking Marlboro and other brands of cigarettes. The fourteen count complaint sets forth several theories of liability including willful and negligent misrepresentation, violations of state consumer protection laws, breach of express and implied warranties, intentional infliction of emotional distress, product liability, conspiracy, sale of an unreasonably dangerous product and accomplice liability.

     - In October 1998, Edward J. Sweeney, Stephen R. Micarek and Lisa A. Figura filed, in the Court of Common Pleas of Allegheny County, Pennsylvania, on behalf of themselves and certain residents of Pennsylvania, a purported class action against several tobacco companies, industry trade associations and consultants, tobacco wholesalers and retailers and cigarette component manufacturers, including Kimberly-Clark, seeking equitable relief and punitive damages for the class in an unspecified amount. The class consists of those Pennsylvania residents who, "commencing before age 18 . . . purchased, smoked . . . and continue to smoke cigarettes manufactured, marketed and sold by defendants". The five count complaint alleges that the defendants are liable to the plaintiffs under a number of theories, including product liability, consumer fraud, breach of special duty, negligence and civil conspiracy. Among other things, the complaint alleges that nicotine is an addictive substance, that the tobacco companies, by using reconstituted tobacco and other additives, are able to control the precise amount and/or the bioavailability of nicotine in their cigarettes and that LTRI, formerly a subsidiary of Kimberly-Clark, specializes in the tobacco reconstitution process and in helping tobacco companies control the nicotine in their cigarettes. The defendants have sought to remove the case to the U.S. District Court for the Western District of Pennsylvania. Plaintiff's motion to remand the case to state court is pending.

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

     During 1998, Kimberly-Clark was voluntarily dismissed, with prejudice, from a purported tobacco class action brought by James E. McCune in 1997 in the Circuit Court of Kanawha County, West Virginia, and, in December 1998, the federal district court in Utah dismissed Kimberly-Clark, with prejudice, from a tobacco class action brought by three union health and welfare funds.

     Also, the Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without a material adverse effect on the Company's consolidated financial statements.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of the Company's operations expose it to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Based on the Company's experience to date, the Company believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims, will not have a material adverse effect on the Company's financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on the Company's financial condition or results of operations.

     Prior to the Distribution, Kimberly-Clark was named a potentially responsible party ("PRP") under the provisions of the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), or analogous state statutes, in connection with two waste disposal sites utilized by the Company's Spotswood mill. Prior to the Distribution, the Spotswood mill also responded to an information request by the New Jersey Department of Environmental Protection and Energy ("NJDEP") with respect to another landfill site allegedly used by the Spotswood mill. The Company has assumed Kimberly-Clark's liabilities at each of these sites but does not believe that any of these proceedings will result in the imposition of monetary sanctions or have a material adverse effect on the Company's business or financial condition.

     In December 1997, the Company received notification from the EPA that, pursuant to CERCLA, it may be named as a PRP in connection with a 1986 shipment of transformer oil containing polychlorinated biphenyl which the Company's Lee mills had contracted to have transported to a disposal site by a transporter. The transporter has agreed to indemnify the Company for any liability connected with such shipment.

     The Company also assumed responsibility to administer a consent order between Kimberly-Clark and the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee, Massachusetts. The Company is obligated to maintain the integrity of the cover and to sample groundwater by means of monitoring wells, in addition to other long-term maintenance responsibilities for this former non-hazardous waste disposal facility. Under the terms of a January 24, 1997 Administrative Consent Order with MDEP, as amended ("Consent Order"), the Company was required to reduce concentrations of landfill gases at the landfill property line to specified levels by September 15, 1998. The Company has met the specified levels at 22 of 26 gas monitoring wells, but four monitoring wells have not yet attained such levels at 30 feet below ground level. Since such noncompliance does not create a safety risk, the Company has applied to MDEP to modify the Consent Order so that gas concentration measurements are restricted to 20 feet below ground level and monitoring frequency is reduced to twice per month. Pending a decision on the Company's request to modify the Consent Order, the Company must continue to monitor gas concentrations at the property line as specified in the Consent Order. Although the literal terms of the Consent Order could subject the Company to penalties for failing to meet the September 15, 1998 deadline, the Company does not expect the imposition of penalties based on the absence of a safety risk and current progress toward full compliance. The estimated cost of the remaining corrective action and annual operating expenses expected to be incurred under the Consent Order, without the modifications requested by the Company, is $0.2 million, which amount has been accrued as of December 31, 1998.

     On December 7, 1998, the Company's Lee mills received a Notice of Enforcement Conference concerning self-reported exceedances of its National Pollutant Discharge Elimination System Permit limit on biological oxygen demand ("BOD") for four consecutive months (June 1998 through September 1998). Company representatives presented an action plan to MDEP that the Company believes will prevent future exceedances of its BOD limits. MDEP proposed that the Company enter into an Administrative Consent Order With Penalty that would detail the corrective actions to be taken, a timeline for implementation and stipulated penalties for any future, as well as past, violations. MDEP has proposed a total penalty of $15,000 for past exceedances of the BOD limits. The Company does not believe that the cost of any corrective action or the amount of any administrative penalties will have a material adverse effect on the Company's business or financial condition.

     Certain of the Company's facilities comprising the Lee mills and the Spotswood mill were subject to Title V of the Clean Air Act Amendments of 1990 and were, therefore, required to apply for Operating Permits under that title. The Columbia mill and the Niagara mill (portions of the Lee mills) received final Title V Operating Permits on April 21, 1998 and May 4, 1998, respectively. On February 4, 1999, the Spotswood mill filed an amended Operating Permit Application in response to NJDEP's Notice of Administrative Incompleteness issued to the mill. No material capital expenditures or operating expenses are expected to be incurred by the U.S. business as a result of this permitting process.

     The Company's U.S. operations were not impacted by the first phase of the revised Cluster Rules. Subsequent phases of the Cluster Rules could impact the Company's U.S. facilities; however, the potential impact cannot be estimated until after the EPA proposes applicable requirements, if any.

     The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada. For these purposes, the Company incurred total capital expenditures of $1.7 million in 1998, and anticipates that it will incur approximately $2 to $4 million annually in 1999 and 2000. The major projects included in these estimates include upgrading wastewater treatment facilities at various locations and installation of ink solvent treatment equipment in France. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in capacity expansion, quality improvements, capital replacements, productivity improvements, or cost containment projects, and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of the executive officers of the Company as of February 25, 1999, together with certain biographical information, are as follows:

                       NAME                                       POSITION
                       ----                                       --------
Wayne H. Deitrich.................................  Chief Executive Officer
Jean-Pierre Le Hetet..............................  Chief Operating Officer and
                                                    President - French Operations
Peter J. Thompson.................................  President - U.S. Operations
Luiz Jose de Saboia e Silva.......................  President - Brazilian Operations
Paul C. Roberts...................................  Chief Financial Officer and Treasurer
William J. Sharkey................................  General Counsel and Secretary
Wayne L. Grunewald................................  Controller

     MR. WAYNE H. DEITRICH, 55, has served as Chief Executive Officer of the Company since August 1995 and was elected Chairman of the Board of Directors immediately after the Distribution. From June 1995 through August 1995, Mr. Deitrich served as President - Specialty Products Sector of Kimberly-Clark. From 1993 through May 1995, Mr. Deitrich was the President - Paper and Specialty Products Sector of Kimberly-Clark, and from 1992 to 1993, he was President - Paper Sector of Kimberly-Clark. From 1988 through 1992, Mr. Deitrich served as the President of Neenah Paper, a business unit of Kimberly-Clark.

     MR. JEAN-PIERRE LE HETET, 55, has served as Chief Operating Officer of the Company since April 1998 in addition to having served as President - French Operations of the Company since August 1995. Mr. Le Hetet was elected to the Board of Directors immediately after the Distribution. From 1991 through August 1995, Mr. Le Hetet was the President of Specialty Products, France, a business unit of Kimberly-Clark. Prior to that time, Mr. Le Hetet served as General Manager of Specialty Products, France.

     MR. PETER J. THOMPSON, 36, has served as President - U.S. Operations of the Company since November 1998. From April 1998 through November 1998, Mr. Thompson was Director - Sales and Marketing for the U.S. Operations of the Company. Mr. Thompson joined the Company in January 1997 as a Marketing Manager in the U.S. Operations. Prior to joining the Company, he was employed by Tape, Inc. from May 1995 through January 1997, where he held several senior management positions in marketing, sales and finance. Mr. Thompson was employed by Kimberly-Clark from June 1984 through May 1995 in a variety of financial positions.

     MR. LUIZ JOSE DE SABOIA E SILVA, 56, has served as President - Brazilian Operations of the Company since February 2, 1998, the date of the closing of the Pirahy acquisition. He served as a consultant to the Company effective January 1, 1998 through the closing date. Prior to January 1, 1998, but subsequent to his retirement from Souza Cruz in March 1995, Mr. Saboia worked on various production consultant projects with BAT. Before his retirement from Souza Cruz, Mr. Saboia had served as Industrial Director of Souza Cruz from 1991 to 1995, President - Cigarette Division of Souza Cruz from 1987 to 1991, Production Director of Souza Cruz from 1983 to 1987 and Production Director - BAT - Spain from 1980 to 1983.

     MR. PAUL C. ROBERTS, 50, has served as Chief Financial Officer and Treasurer of the Company since August 1995. From June 1995 through August 1995, he served as Chief Financial Officer - Specialty Products Sector of Kimberly-Clark. From January 1995 through May 1995, he was Director - Corporate Strategic Analysis of Kimberly-Clark, and from 1988 through 1994, Mr. Roberts was Director - Operations Analysis and Control, Pulp and Paper Sector of Kimberly-Clark.

     MR. WILLIAM J. SHARKEY, 67, has served as General Counsel and Secretary of the Company since August 1995. Prior to that time, Mr. Sharkey was Senior Counsel for Kimberly-Clark.

     MR. WAYNE L. GRUNEWALD, 47, has served as Controller of the Company since August 1995. From July 1995 through August 1995, he served as
Controller - Specialty Products Sector of Kimberly-Clark. From December 1989 through June 1995, he was Controller - U.S. Pulp and Newsprint, a business unit of Kimberly-Clark.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

PRINCIPAL MARKET

     Since the Distribution of the Company's Common Stock by Kimberly-Clark on November 30, 1995, the Common Stock has been listed on the New York Stock Exchange under the trading symbol "SWM".

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of February 25, 1999, there were 7,492 stockholders of record of the Company's Common Stock. This number does not include shares held in "nominee" or "street" name.

STOCK PRICE AND DIVIDEND INFORMATION

     The dividend and market price data included in Note 15 to Consolidated Financial Statements contained in "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" appearing in Part II, Item 8 herein is incorporated in this Item 5 by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are qualified in their entirety by reference to, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Annual Report. The financial statement data as of and for the years ended December 31, 1998, 1997 and 1996 and the balance sheet data as of December 31, 1995 are on a consolidated basis. The income statement data for the year ended December 31, 1995 has been derived from historical combined financial statements for the eleven months ended November 30, 1995, and the consolidated results of the Company for the one month ended December 31, 1995, which have been audited by Deloitte & Touche LLP, independent auditors. The financial statement data as of and for the year ended December 31, 1994 has been derived from historical combined financial statements audited by Deloitte & Touche LLP. The historical combined financial statements of SWM and its predecessors for 1995 and 1994 do not reflect the results of operations or financial position that would have been obtained had SWM been a separate, independent company and are not indicative of SWM's future performance as a separate, independent company.

                                                                    YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------
                                                         1998      1997      1996      1995      1994
                                                        -------   -------   -------   -------   -------
                                                        (U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
  Net Sales...........................................  $546.7    $460.6    $471.3    $462.9    $404.2
  Gross Profit........................................   106.1     121.9     114.2     101.2      92.1
  Operating Profit....................................    59.1      81.9      74.0      58.7      58.7
  Interest income from affiliates, net(1).............      --        --        --       3.3       5.1
  Net Income..........................................    31.0      45.3      38.7      36.8      35.1
  Net Income Per Share:
     Basic............................................  $ 1.94    $ 2.82    $ 2.41
     Diluted..........................................  $ 1.92    $ 2.77    $ 2.38
  Unaudited Pro Forma Basic and Diluted
     Net Income Per Share(2)..........................                                $ 1.81    $ 1.66
  Cash Dividends Declared and Paid Per Share..........  $  .60    $  .60    $  .45
CASH FLOW AND BALANCE SHEET DATA:
  Capital Spending....................................  $ 36.7    $ 35.8    $ 51.5    $ 22.5    $ 16.8
  Depreciation and amortization.......................    24.8      14.4      13.4      13.4      11.7
  Cash Provided By Operations.........................    67.1      67.3      90.4      64.9      53.7
  Receivables from affiliated companies(1)(3).........      --        --        --        --     210.1
  Payables to affiliated companies(1).................      --        --        --        --     157.9
  Total Assets(3).....................................   474.7     391.0     380.6     347.0     527.3
  Long-Term Debt(3)...................................   108.4      80.8      86.6      91.6      13.4
  Equity(3)...........................................   197.0     179.5     156.0     129.9     245.1

---------------

(1) Prior to the Distribution, SMF acted as the financing entity in connection with the Kimberly-Clark European cash management program. Receivables and payables with affiliates and related interest income and expense with affiliates reflect financing activities related to other operations of Kimberly-Clark and certain of its affiliates until November 30, 1995, the date of the Distribution, at which time the Company became a separate independent company.
(2) Pro forma net income per share is presented based on data prepared under assumptions as to the effects on the Company's financial statements of certain intercompany, equity and operating transactions related to the Distribution as though those transactions occurred at the beginning of the periods presented. The pro forma financial data is unaudited, is presented for informational purposes only and does not reflect the future earnings or results of operations of the Company or what the earnings or results of operations of the Company would have been had the Businesses been operated as a separate, independent company for the periods prior to the Distribution. Pro forma net income per share has been computed based on the assumption that pro forma average shares outstanding for all periods prior to the Distribution Date were the actual number of shares issued and distributed in the Distribution.
(3) During 1995, the stockholders of SMF approved the conversion of $65.0 million of receivables due from an affiliated company to an equity investment. Such affiliated company was merged with another Kimberly-Clark wholly-owned subsidiary unrelated to the Businesses, and the shares of the merged entity were distributed to Kimberly-Clark prior to the Distribution. This transaction reduced receivables from affiliated companies and equity. Additionally, various payments were made to, and debt assumed from, Kimberly-Clark in connection with the Distribution, totaling $89.2 million, that also reduced the amount of total assets and equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN BACKGROUND INFORMATION

     Schweitzer-Mauduit International, Inc. was incorporated on August 21, 1995 as a wholly-owned subsidiary of Kimberly-Clark Corporation for the purpose of effectuating the tax-free spin-off of Kimberly-Clark's U.S., French and Canadian business operations that manufacture and sell tobacco-related papers and other specialty paper products. Through the November 30, 1995 Distribution date, the Businesses in the U.S. and Canada were conducted as operating divisions of Kimberly-Clark and one of its Canadian subsidiaries, respectively. The Businesses in France were conducted by LTRI, a 72 percent-owned subsidiary of Kimberly-Clark, and two indirect wholly-owned Kimberly-Clark subsidiaries, PdM and PdMal. These latter two companies are owned by SMF, which prior to the Distribution was a wholly-owned subsidiary of Kimberly-Clark.

     On February 2, 1998, SM-Spain, a wholly-owned Spanish holding company established in 1997, acquired Pirahy, a Brazilian specialty paper manufacturer. On February 11, 1998, SM-Enterprises, a second-tier French subsidiary of the Company, acquired a French business named Ingefico, S.A. and its pulp and specialty paper manufacturing subsidiaries.

     Management believes that the following commentary and tables appropriately discuss and analyze the comparative results of operations and the financial condition of the Company for the periods covered.

OVERVIEW

     The Company operates principally in the tobacco industry, manufacturing and selling papers used in the manufacturing of cigarettes, paper products used in cigarette packaging and reconstituted tobacco products. The Company's non-tobacco industry products represented ten percent of the Company's net sales in 1998. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

     The Company is operated and managed based on the geographical location of its manufacturing operations: the U.S., France and Brazil. While the products are comparable in each segment, they vary based on the technological capabilities of each of the manufacturing operations and the respective markets and customers served. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost effectively met by the manufacturing operations in that segment.

     For purposes of the segment disclosure in the following tables, the term "United States" includes operations in the U.S. and Canada. The Canadian operations only produce flax fiber used as raw material in the U.S. operations. The Company's Brazilian operations, acquired on February 2, 1998, and the operations of the French business acquired on February 11, 1998, are included in the Company's Consolidated Financial Statements since the beginning of February 1998.

     Adjustments to net sales set forth in the following tables consist of eliminations of intercompany sales of products between segments. Adjustments to operating profit consist of unallocated overhead expenses not associated with a segment and eliminations of inter-segment transactions.

     This section should be read in conjunction with the Company's Consolidated Financial Statements included herein.

RESULTS OF OPERATIONS

1998 Compared to 1997

           By Segment for the Years Ended December 31, 1998 and 1997
                              (U.S. $ in millions)

                                                                                 % OF CONSOLIDATED
                                                                     % CHANGE    ------------------
NET SALES                                         1998      1997     VS. 1997     1998       1997
---------                                        ------    ------    --------    -------    -------
United States................................    $186.0    $195.5      -4.9%       34.0%      42.4%
France.......................................     312.0     268.8     +16.1        57.1       58.4
Brazil.......................................      57.9      N.A.                  10.6
Eliminations.................................      (9.2)     (3.7)                 (1.7)      (0.8)
                                                 ------    ------                 -----      -----
          Consolidated.......................    $546.7    $460.6     +18.7%      100.0%     100.0%
                                                 ======    ======                 =====      =====

                                                                                          % RETURN
                                                                  % OF CONSOLIDATED       ON SALES
                                                      % CHANGE    ------------------    ------------
OPERATING PROFIT                    1998     1997     VS. 1997     1998       1997      1998    1997
----------------                    -----    -----    --------    -------    -------    ----    ----
United States.....................  $ 6.2    $21.2     -70.8%       10.5%      25.9%     3.3%   10.8%
France............................   60.3     66.4      -9.2       102.0       81.1     19.3    24.7
Brazil............................   (2.3)    N.A.                  (3.9)               (4.0)
Unallocated/Eliminations..........   (5.1)    (5.7)                 (8.6)      (7.0)
                                    -----    -----                 -----      -----
          Consolidated............  $59.1    $81.9     -27.8%      100.0%     100.0%    10.8%   17.8%
                                    =====    =====                 =====      =====

---------------

N.A. -- Not applicable

  Net Sales

     Net sales increased by $86.1 million due primarily to sales at the two newly-acquired companies, whose results are included in the Company's consolidated results beginning in February 1998, and stronger sales volumes in France. Net sales of the newly-acquired companies contributed $90.9 million in the period. Excluding the acquisitions, worldwide sales volumes increased by three percent, favorably affecting net sales by $11.7 million. Sales volumes from the French businesses grew by nine percent, excluding the French acquisition. Although unit sales volumes at the French paper operations increased during the year, excluding the French acquisition, sales volumes over the second half of the year for those operations were lower compared with the prior year period. This second semester decline in French paper unit sales was primarily due to reduced shipments to China, Russia and southeast Asia because of import controls, currency convertibility and decreased demand as a result of economic conditions in those countries. RTL volumes in France improved versus the prior year, supported in part by production from the U.S. business unit's RTL operation at its Spotswood mill, which ceased operation in the fourth quarter of 1998. Sales volumes at the U.S. business unit, excluding its RTL production for the French business, declined by a total of six percent due to reduced domestic cigarette production by the Company's customers. Changes in average world-wide selling prices and sales mix had an unfavorable effect of $10.2 million. The net sales comparison was unfavorably affected by $6.3 million from changes in currency exchange rates, primarily related to a strengthened U.S. dollar versus the French franc.

  Operating Profit

     Operating profit decreased by $22.8 million, with lower operating profit in the U.S. and France and an operating loss in Brazil. Operating profit in 1998 included pre-tax charges of $1.7 million and $4.2 million in the second and fourth quarters, respectively. The second quarter 1998 charge was for a voluntary retirement program in connection with an agreement with the labor union at the Company's Spotswood mill to modify work rules and eliminate 67 hourly positions. The fourth quarter 1998 pre-tax charge consisted of non-cash write-downs of assets related primarily to idled equipment that is no longer expected to be used due to changed market conditions and one-time labor payments, the majority of which related to operational changes in Brazil. Additionally, production downtime was taken in the U.S., France and Brazil to control inventory levels.

     The U.S. business unit's operating profit declined by $15.0 million primarily as a result of the one-time charges, lower sales and production volumes, increased computer systems expenses, unfavorable sales mix and lower selling prices. Amortization of capitalized software costs related to the new integrated computer systems in the U.S. and associated incremental operating expenses began in January 1998 and totaled $3.6 million for the year. Additionally, start-up costs of $1.2 million were incurred in the first quarter related to the new U.S. computer systems.

     In France, operating profit declined by $6.1 million as a result of its portion of the fourth quarter one-time charge, machine downtime at its paper operations to control inventory levels, unfavorable changes in average selling prices and sales mix, higher cost of RTL manufactured at and shipped from the Spotswood mill and changes in currency exchange rates, partially offset by higher sales volumes. Changes in currency exchange rates had an unfavorable impact of approximately $1.1 million.

     The Brazilian operations had an operating loss of $2.3 million for the year primarily because of unfavorable second quarter results and the one-time labor payments.

     Non-manufacturing expenses increased by $7.0 million solely caused by expenses at the two acquired companies. Excluding expenses of the acquired companies, non-manufacturing expenses were the same as the prior year. Per ton wood pulp cost decreases compared with the prior year favorably impacted operating profit by $2.8 million, although this benefit was offset by changes in selling prices.

1997 Compared to 1996

           By Segment for the Years Ended December 31, 1997 and 1996
                              (U.S. $ in millions)

                                                                                 % OF CONSOLIDATED
                                                                      % CHANGE   ------------------
NET SALES                                            1997     1996    VS. 1996    1997       1996
---------                                           ------   ------   --------   -------    -------
United States.....................................  $195.5   $212.3     -7.9%      42.4%      45.0%
France............................................   268.8    263.5     +2.0       58.4       55.9
Eliminations......................................    (3.7)    (4.5)               (0.8)      (0.9)
                                                    ------   ------               -----      -----
          Consolidated............................  $460.6   $471.3     -2.3%     100.0%     100.0%
                                                    ======   ======               =====      =====

                                                                                          % RETURN
                                                                   % OF CONSOLIDATED      ON SALES
                                                       % CHANGE    ------------------    -----------
OPERATING PROFIT                       1997    1996    VS. 1996     1997       1996      1997   1996
----------------                       -----   -----   --------    -------    -------    ----   ----
United States........................  $21.2   $23.7    -10.5%       25.9%      32.0%    10.8%  11.2%
France...............................   66.4    55.5    +19.6        81.1       75.0     24.7   21.1
Unallocated/Eliminations.............   (5.7)   (5.2)                (7.0)      (7.0)
                                       -----   -----                -----      -----
          Consolidated...............  $81.9   $74.0    +10.7%      100.0%     100.0%    17.8%  15.7%
                                       =====   =====                =====      =====

  Net Sales

     Net sales decreased by $10.7 million due primarily to unfavorable changes in currency exchange rates, which decreased net sales by $26.4 million. The Company's U.S. business exited the U.S. RTL product line in early 1996, which resulted in an unfavorable effect of $2.9 million on the net sales comparison versus 1997. Without these two unfavorable effects, net sales in 1997 would have increased by $18.6 million or four percent. Worldwide sales volumes increased by three percent, adding $8.7 million to net sales. Excluding RTL volumes in the U.S. in the first quarter of 1996, worldwide sales volumes increased by four percent. Sales volumes increased in every major product line in France, with total volumes from the French businesses up 14 percent for the year. Excluding RTL volumes in the U.S. in the first quarter of 1996, sales volumes declined at the

U.S. business unit by eight percent primarily as a result of lower domestic shipments, relating to a reduction in the export of cigarettes by U.S. cigarette manufacturers and changes in the Company's internal sourcing of selected customers from the U.S. to France. Changes in average worldwide selling prices and sales mix had a favorable effect of $7.0 million for the year. Average selling prices increased in the U.S. compared to the prior year as a result of an improved mix of products, offsetting contractual price reductions related to a decline in the per ton cost of wood pulp. Average worldwide selling prices increased in France compared to the prior year because of an improved mix of products, offsetting slight price decreases on certain products.

  Operating Profit

     Operating profit improved by $7.9 million for 1997 compared to 1996. The improvement was primarily a result of the increased French sales volumes, improved sales mix, better mill operations and a decline in per ton wood pulp costs. Decreases in per ton wood pulp costs favorably impacted operating profit by $4.2 million compared to the prior year, although this benefit was offset by changes in selling prices. Non-manufacturing expenses were $0.2 million less than in 1996.

     The above favorable effects for the year were partially offset by lower U.S. sales volumes, higher U.S. manufacturing costs in 1997 and changes in currency exchange rates. During the fourth quarter of 1997, U.S. operating profit decreased by approximately $1.8 million from reduced operating schedules to reduce inventories. In addition, $0.7 million in start-up costs were incurred during the fourth quarter of 1997 to restart operation of the U.S. RTL production line in support of increased French sales volumes. Changes in currency exchange rates had an unfavorable impact of $2.4 million on the operating profit change.

NON-OPERATING EXPENSES

     The increase in interest expense in 1998 compared to 1997 was primarily a result of increased debt related to acquisitions in Brazil and France in February 1998 and higher interest rates. Interest expense in 1997 and 1996 was primarily associated with debt incurred in connection with the Distribution (see "Liquidity and Capital Resources"). The decline in interest expense in 1997 as compared to 1996 was primarily due to lower interest rates, currency translation rate changes and a lower average amount of debt outstanding. The weighted average effective interest rate on the Company's term loans was approximately
5.1 percent in 1998, 4.7 percent in 1997 and 5.2 percent in 1996. Other income, net in 1998, 1997 and 1996 consisted primarily of interest income from investment of cash generated by operations of the Company and royalty income.

INCOME TAXES

     The noncurrent deferred income tax asset is primarily due to net operating loss carryforwards ("NOLs") incurred through December 31, 1994 by other businesses of Kimberly-Clark in France previously owned by SMF. Prior to the spin-off, those other Kimberly-Clark businesses were merged and distributed to Kimberly-Clark. Under French tax law, the NOLs of those other businesses were retained by SMF. The SMF consolidated tax group in France has not paid income taxes, except nominal amounts of minimum required income taxes, in the periods presented in the financial statements and is not expected to pay normal income taxes until the NOLs have been fully utilized. Additionally, the noncurrent deferred income tax asset as of December 31, 1998 includes amounts related to NOLs of SWM-B, some of which were obtained in the acquisition of this Brazilian business. Additional information concerning these NOLs is disclosed in Note 6 to the Consolidated Financial Statements.

     The effective income tax rates for the years ended December 31, 1998, 1997 and 1996 were 32.1 percent, 36.0 percent and 37.2 percent, respectively.

     The provision for income taxes in 1998 included the benefit of a reduction in the valuation allowance recorded against certain French deferred income tax assets arising from NOLs. This adjustment reduced the deferred provision for income taxes by $5.2 million in the second quarter of 1998. The reduction in the valuation allowance was recorded because of continued earnings and projected future earnings at the French businesses that utilize the NOLs, reducing the uncertainty that these NOLs will be fully utilized in the future.

Excluding the impact of this adjustment, the effective income tax rate for the year ended December 31, 1998 would have been 41.7 percent.

     The provision for income taxes in 1997 was impacted by an increase in the effective statutory income tax rate enacted in France during November 1997 from
36.67 percent to 41.67 percent for 1997 and 1998, retroactive to January 1, 1997, and to 40.0 percent for 1999. The unfavorable effect on current taxes of the tax rate increase, including a retroactive adjustment for the eleven-month period ended November 30, 1997, was offset by the favorable effect on the deferred provision for income taxes due to the increased value of the tax benefits to be recognized from the NOLs retained by SMF estimated to be realized during 1997, 1998 and 1999, the periods of the higher income tax rates. The impact in 1997 attributable to deferred tax assets, net of liabilities, was a favorable $2.0 million on the deferred provision for income taxes. Also impacting the 1997 provision for income taxes was the enactment in France during December 1997 of a law that eliminated taxation of a "provision for the fluctuating value of raw materials" that had been included in French deferred taxes. Cancellation of this deferred tax liability reduced the provision for income taxes by $2.1 million, which was partially offset by establishment of a $1.0 million reserve for a previously reported tax claim in France. (See additional information concerning this tax claim in Note 6 to the Consolidated Financial Statements.) Including the effect of the change in French income tax rates on the 1997 current provision for income taxes, but excluding the effect on the deferred provision for income taxes, and excluding the effect of the elimination of taxation of a "provision for fluctuating value of raw materials" and the reserve for the tax claim, the effective 1997 income tax rate would have been 39.9 percent. The increase from this adjusted 1997 rate of 39.9 percent to the above-adjusted 41.7 percent 1998 effective income tax rate is due to a greater proportion of the Company's 1998 earnings being in France which has higher income tax rates than other countries in which the Company operates.

LIQUIDITY AND CAPITAL RESOURCES

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               1998     1997    1996
                                                              ------   ------   -----
                                                                (U.S.$ IN MILLIONS)
Cash Provided by (Used for):
  Changes in operating working capital......................  $ (1.9)  $(10.8)  $18.5
  Operations................................................    67.1     67.3    90.4
  Capital spending..........................................   (36.7)   (35.8)  (51.5)
  Capitalized software costs................................    (4.0)    (7.6)   (2.7)

     The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. Impacting the cash flow from operations are changes in operating working capital. In 1998, changes in operating working capital contributed unfavorably to cash flow by $1.9 million, excluding the acquired working capital balances of the Brazilian and French businesses acquired in 1998. In 1997, changes in operating working capital contributed unfavorably to cash flow by $10.8 million due principally to lower accounts payable. Accounts payable were lower in 1997 compared to 1996 as a result of payments in early 1997 for several large capital project and purchased software costs included in accounts payable at December 31, 1996. During 1997, the cash flow impact of lower accounts receivable, due to the timing of collections, offset the impact of higher inventory levels. In 1996, changes in operating working capital contributed favorably to cash flow by $18.5 million primarily due to decreases in inventories as a result of lower inventory levels and lower per ton wood pulp costs, decreases in accounts receivable due to the timing of collections, and increases in accounts payable primarily for several large capital expenditures included in accounts payable at December 31, 1996.

     Cash flow from operations during these periods exceeded the level of capital spending. Capital spending in 1998 included (i) $3.9 million toward the expansion of converted tipping paper capacity at the Malaucene, France mill,
(ii) $3.0 million toward speed-ups of both RTL machines and replacement of a yankee dryer hood at the Spay, France mill, (iii) $2.3 million for speed-up of a paper machine at the Quimperle, France mill, (iv) $1.4 million to modify a paper machine at the newly-acquired St. Girons mill, (v) $1.2 million toward upgrades to a paper machine at the Spotswood mill, (vi) $1.0 million to upgrade a coating machine at the newly-acquired Pirahy mill, and (vii) $1.0 million toward improvements at the Quimperle pulping facility. Capital spending in 1997 included (i) $3.6 million to complete the new long fiber paper machine at the Quimperle mill, (ii) $2.9 million at the Ancram mill toward upgrading the forming section of a long fiber paper machine, (iii) $2.3 million for equipment necessary to temporarily restart operation of the RTL production line at the Spotswood mill, (iv) $1.5 million toward an effluent biological treatment station at the Quimperle mill,
(v) $1.0 million to complete upgrading the flax pulping operations at the Spotswood mill, and (vi) $1.0 million toward a paper machine upgrade project at the Spotswood mill. Capital spending in 1996 included (i) $18.8 million for the new long fiber paper machine at the Quimperle mill, (ii) $3.6 million at the Quimperle mill for a production reorganization project, (iii) $3.4 million to complete the installation of new high-speed cigarette paper converting equipment at the Spotswood mill, (iv) $2.7 million toward upgrading the flax pulping operations at the Spotswood mill, and (v) $2.1 million to furnish the Company's newly leased corporate and U.S. business unit headquarters and U.S. research facilities.

     In addition to capital spending, the Company incurred, and deferred on the balance sheet, additional software development costs of $4.0 million in 1998, related to new integrated information systems in France and the U.S. These systems replaced the Kimberly-Clark systems formerly used in the U.S.

     In February 1998, two acquisitions of tobacco-related paper suppliers were completed. On February 2, 1998, SM-Spain paid approximately $62.0 million in cash for 99.97 percent ownership interest in Pirahy. In connection with the acquisition of Pirahy, the Company modified its existing credit agreement to provide a $20.0 million term loan to SM-Spain. SM-Spain borrowed the remaining funds for the transaction from SMF, which in turn utilized its existing cash balances and borrowings from its revolving credit facilities. Additionally, on February 11, 1998, SM-Enterprises paid 37.2 million French francs (approximately $6.1 million) in cash and assumed approximately $5.8 million in existing net debt for all of the outstanding shares of Ingefico, S.A. and 97.1 percent of the outstanding shares of its pulp and specialty paper manufacturing subsidiaries, Groupe SAPAM and Papeteries de la Moulasse S.A. Subsequently, SM-Enterprises acquired all the remaining shares of Groupe SAPAM for $0.2 million in cash.

     In December 1998, the Company announced that the Board of Directors had authorized the repurchase of shares of the Company's common stock during the period January 1, 1999 through December 31, 2000 in an amount not to exceed $20 million. The Company repurchased a total of 155,700 shares of its common stock in the third quarter of 1998 for $3.8 million under a previous program which was effective through December 31, 1998.

     On January 28, 1999, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on March 8, 1999 to stockholders of record on February 8, 1999.

     The Company's ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, stockholder dividends and working capital. The Company has declared and paid quarterly dividends, each amounting to $2.4 million ($0.15 per share), since the second quarter of 1996. Management currently expects to continue this level of quarterly dividend. Other than expenditures associated with environmental matters (see Note 12 of the Notes to Consolidated Financial Statements), as of December 31, 1998 the Company had unrecorded outstanding commitments for capital expenditures of approximately $8.6 million. In addition to capital spending, the Company is incurring software development costs related to new integrated computer systems that replaced in the U.S. the formerly used Kimberly-Clark systems beginning January 1998. The portion of software development costs which were capitalized beginning in 1996 totaled $14.3 million through 1998 and were deferred on the balance sheet until such systems are placed in service (see Note 3 of the Notes to Consolidated Financial Statements). In the U.S., where the largest portion of the costs to-date have been incurred, most of the deferred costs began amortizing at the beginning of 1998 over a period of seven years using the straight-line method. The Company will continue to incur costs in France in 1999 and 2000 as software modules are purchased, designed and installed.

     As of December 31, 1998, the Company had approximately $26 million still available under its revolving credit facilities in the U.S. and France, and on January 29, 1999, the Company renewed these facilities to January 28, 2000. The Company also has other bank credit facilities available in the U.S., France and Brazil.

     The Company believes its cash flow from operations, together with borrowings still available under its revolving and other credit facilities, will be sufficient to fund its ongoing cash requirements.

NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133 will be effective no later than for the Company's first quarter of 2000. The Company is evaluating the effects of this new statement and when to implement the new requirements.

OUTLOOK

     The difficult market conditions experienced in the second half of 1998 are continuing. U.S. cigarette consumption is being impacted by adverse publicity and by increases in the retail selling price of cigarettes. U.S. cigarette consumption and the export of cigarettes manufactured in the United States declined in 1998 from prior year levels. Continued lower sales to China, Russia and southeast Asia are expected for the foreseeable future due to import controls, currency convertibility and decreased demand. With weakness in demand, pricing has come under pressure in some markets. The uncertain pricing environment for the Company's paper products is expected to continue into 1999 due to market conditions and the results of global pricing negotiations with multi-national cigarette manufacturers.

     With weakening demand for the Company's paper products, some production downtime was taken during the fourth quarter of 1998 in France, the United States and Brazil to manage inventory levels. The Company entered 1999 with what management believes is an appropriate level of inventories and expects less production downtime and improved operations in the first half of 1999 compared with the fourth quarter of 1998.

     Compared with the prior year, the Company's net sales will benefit in the first quarter of 1999 from sales by companies acquired in Brazil and France in February of 1998. The Company continues to integrate these acquisitions. Earnings of the Company's Brazilian operations are expected to improve during 1999. The Company's objective is to achieve at least break-even operating profit at that business unit. The recent devaluation of the Brazilian real is expected to have a positive impact on the Company's Brazilian operations since some of its sales in Brazil are tied to U.S. dollar selling prices. The ultimate impact the currency devaluation will have on the economy of Brazil remains uncertain. Changes in both inflation rates and economic growth rates could have a future impact on the Brazilian business.

     Cost savings are expected to continue from recently implemented capital projects and from various cost savings programs, including the Spotswood mill restructuring program that was announced in the second quarter of 1998 and the recent change in the Brazilian operations. With the uncertain market conditions, the Company is making cost improvement a major priority in each of its business units.

     The per ton cost of wood pulp declined during 1998. The Company does not expect significant increases or decreases in the per ton cost of wood pulp during 1999, although per ton wood pulp costs may be somewhat lower during the first half of the year compared to the levels during the first half of 1998.

     The French corporate income tax rate will decline from 41.67 percent in 1998 to 40.0 percent in 1999.

     The amortization of capitalized software costs and operating expenses related to the new integrated computer systems in the U.S. will continue in 1999 at approximately the same level as in 1998. The Company expects to incur $3 to $4 million of capitalized software costs in 1999, primarily in France, and an additional $1 to $2 million of capitalized software costs in 2000. Start-up of the new systems in France will occur in phases, commencing in mid-1999.

     The company expects capital spending for 1999 to be approximately $35 million, focused primarily on internal capacity expansion, product quality improvements and cost reduction opportunities. In the second quarter of 1998, the Company initiated an expansion of the Malaucene mill, which is expected to increase the mill's capacity for finished tipping paper by approximately 45 percent and should be completed in the second half of 1999. Capital spending in 1999 will also include spending for a $9.9 million project authorized to increase reconstituted tobacco leaf ("RTL") production capacity at the Spay, France mill by approximately 10 percent. With the authorization of this project, current inventory levels and customer order patterns, the decision was made to cease production of RTL products at the Spotswood mill in the fourth quarter of 1998. The Spotswood RTL production line had been temporarily restarted during the fourth quarter of 1997 to support the French RTL operation until a plan for adding permanent RTL capacity was developed.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Many factors outside the control of the Company could impact the Company's results. The following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 1999 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

  Year 2000 Compliance

     Historically, many computer systems and other equipment with embedded chips or processors utilize computer programs written using two digits to represent the year rather than four digits. These programs may not properly recognize a year "20XX". As a result, these programs may be unable to accurately process certain data before, during or after the year 2000 and could result in major governmental and business systems failures or miscalculations causing disruptions in operations. This problem is commonly referred to as the "Year 2000" issue.

     Because of the numerous information systems, mill process controls and operating systems, and vendors and service providers that the Company uses, as well as the Company's many customers and customer locations around the world, the Company anticipates that there may be some disruption in its business due to the Year 2000 issue. Due to the interdependent nature of the Company and its systems with those of so many customers, vendors and service providers, such as fuel oil suppliers and electric utilities, as well as domestic and foreign governmental agencies, the Company and its operating subsidiaries are exposed to many possible systems failures or processing errors. As a result, the Company and its operating subsidiaries could be materially adversely affected if utilities, private businesses and governmental agencies with which they do business or that provide essential materials or services are not Year 2000 compliant. The Company believes that the most reasonably likely worst case scenarios would be temporary mill closings, delays in the receipt of supplies, delays in the delivery of its products, delays in collection of amounts due the Company, delays in payment of amounts owed by the Company to others, and delays in receipt of needed services. As a consequence of one or more of these scenarios, the Company's results of operations could be materially adversely impacted by a temporary inability to conduct its business in the ordinary course for some period of time. However, the Company believes that its plans, including its contingency planning discussed below should minimize the adverse effect of any such business disruptions if they should occur.

     Each of the Company's business segments has inventoried its business operations, assessed its susceptibility to system failures or processing errors as a result of Year 2000 issues and developed a plan to address those issues, focusing on three elements: information systems software and hardware, mill process controls and operating systems, and vendors and service providers. Each element is being subdivided according to risk potential of high, medium and low. High risk is defined as being critical to uninterrupted operation of the business. Medium risk is defined as being necessary to support the business but temporary work-arounds can be accomplished. Low risk is defined as being minor inconveniences that should not impact the Company's business. Those issues which are considered most critical to continuing operations are being given the highest priority.

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

For these issues, modification requirements and a schedule for compliance have been developed with the applicable equipment and systems vendors. Such corrective action is expected to be completed during the third quarter of 1999.

     The Company's French businesses have inventoried and evaluated all their information systems. Approximately one-fourth of these information systems are believed to be Year 2000 compliant. Upon implementation in mid-1999 of certain new integrated computer systems in France, substantially all of the French businesses' information systems are expected to be Year 2000 compliant. Less than three percent of the approximately 2,000 pieces of mill process control equipment and operating systems will require modification or replacement. Adequate progress has occurred to-date, with several modifications and replacements already completed. Such corrective action is expected to be completed by the end of the second quarter of 1999.

     The Company's Brazilian business has inventoried and evaluated all of its information systems. Nine of its systems will require modifications to become Year 2000 compliant. Upgrades for all nine systems have been developed and are expected to be implemented by the end of the second quarter of 1999. Of its mill process control equipment and operating systems, ten will require modification and upgrades for these systems have been developed. The required modifications for nine of the ten systems have already been implemented, and the required modifications for the remaining system are expected to be implemented by the end of the second quarter of 1999.

     Inquiries have been mailed to vendors and service providers for the Company's U.S., French and Brazilian operations as to the status of their Year 2000 compliance. Thus far, approximately one-half have responded. Second requests have been sent to those vendors and service providers that had not yet responded to the first inquiry and to those whose responses were incomplete or inadequate. Critical vendors and suppliers are being contacted either by phone or in person to review the status of their Year 2000 compliance plans.

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

     The Company currently estimates that the total cost of implementing its Year 2000 compliance plans will be in the range of $1 to $2 million, substantially all to be incurred in 1999, excluding the costs of the new integrated computer systems. Approximately two-thirds of this amount is expected to be expensed and one-third included in capital projects. These preliminary estimates are subject to change, since they are based on presently available information, and will be updated as the Company continues its assessments, proceeds with implementation of modifications and replacements necessary to become compliant, receives further feedback from vendors and service providers and formulates reasonable and necessary contingency plans.

  Euro Currency Conversion

     On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legal currencies") and one common currency -- the euro. The euro now trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legal currencies will be withdrawn from circulation. The Company established a committee to identify and implement changes necessary to address the systems and business issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions, competitive implications of increased price transparency within European Union countries, changes in currency exchange costs and rate exposures, continuity of contracts that require payment in a legal currency, and tax implications of the conversion. The Company's French subsidiaries currently utilize multi-currency software that was capable of euro-denominated sales and purchase transactions on January 1, 1999. Consideration has also been given to other potential issues in connection with the conversion, including those mentioned above. The Company does not anticipate any significant negative consequences of these issues and does not anticipate that the euro conversion will have a material adverse impact on its financial condition or results of operations.

  International Business Risks

     The Company's international operations are subject to international business risks, including unsettled political and economic conditions, expropriation, import and export controls and restrictions, exchange controls, inflationary economies, currency risks and risks related to the restrictions of repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries.

  Tax and Repatriation Matters

     The Company is subject to income tax laws in each of the countries in which it does business through wholly-owned subsidiaries and through affiliates. The Company makes a comprehensive review of the income tax requirements of each of its operations, files appropriate returns and makes appropriate income tax planning analyses directed toward the minimization of its income tax obligations in these countries. Appropriate income tax provisions are determined on an individual subsidiary level and at the corporate level on both an interim and annual basis. These processes are followed using an appropriate combination of internal staff at both the subsidiary and corporate levels as well as independent outside advisors in review of the various tax laws and in compliance reporting for the various operations.

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

  Hedging Activities and Foreign Currency Exchange Risks

     Management selectively hedges the Company's foreign currency risks, as well as its exposure to interest rate increases on its variable rate long-term debt, when it is practical and cost effective to do so. The instruments used to hedge foreign currency risks are forward contracts and, to a lesser extent, option contracts. The Company utilizes various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. These instruments are purchased from well-known money center banks, insurance companies or government agencies (counterparties). Usually, the contracts extend for no more than 12 months, although their contractual term has been as long as 18 months. Management believes that credit risks with respect to the counterparties and the foreign currency risks that would not be hedged, were the counterparties to fail to fulfill their obligations under the contracts, are minimal in view of the financial strength of the counterparties.

     In addition to the effect of changes in currency exchange rates on operating profit, foreign currency gains and losses have arisen from the remeasurement of non-local currency denominated monetary assets and liabilities into the currency of the country in which the operation is domiciled. These gains and losses, related primarily to trade receivable and payable balances, are included in other income, net.

     Additional information concerning foreign currency related matters is disclosed in Note 9 of the Notes to Consolidated Financial Statements.

  Inflation

     In recent years, inflation has not had a significant impact on the Company's cost structure.

  Effect of Changing Pulp Costs

     Per ton pulp costs tend to be cyclical in nature and are a large component of product costs. The Company consumed approximately 112,000 metric tons of wood pulp in 1998, including requirements of the newly-acquired companies, and 71,000 and 65,000 metric tons of wood pulp in 1997 and 1996, respectively. During the period from January 1996 through December 1998, the U.S. list price of the primary pulp grade used by the Company, northern bleached softwood kraft pulp, ranged from a low of $500 per metric ton to a high of $860 per metric ton. Generally, over time, the Company has been able to increase its selling prices in response to increased per ton pulp costs and has generally reduced them when pulp costs have significantly declined. The Company may or may not be able to fully recover future pulp cost increases, or fully retain future pulp cost decreases, in its sales pricing structure.

  Seasonality

     Sales of the Company's products are not subject to seasonal fluctuations, except in the U.S. and Brazil. In the U.S., customer shutdowns typically occur in July and December and typically have resulted in reduced net sales and operating profit during those two months. Additionally, the U.S. mills shut down equipment to perform additional maintenance during these months, resulting in higher product costs and reduced operating profit. In Brazil, customer orders are typically lower in December due to a holiday season through much of January and February.

  Environmental Matters

     The Company is subject to federal, state, local and foreign environmental protection laws and regulations with respect to the environmental impact of air, water and other emissions from its mills as well as its disposal of solid waste generated by its operations. The Company believes it is operating in compliance with, or is taking action aimed at ensuring compliance with, such laws and regulations. While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with these laws and regulations, these costs are not expected to materially affect the Company's business or results of operations. The Company, or its predecessor, has been named as a potentially responsible party at several waste disposal sites, none of which, individually, or in the aggregate, in management's opinion, is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity. However, there can be no assurance that such an effect will not occur at some future time. Additional information concerning environmental matters is disclosed in
Note 12 of the Notes to Consolidated Financial Statements and in Part I, Item 3 "LEGAL PROCEEDINGS" herein.

  Legal Proceedings

     Information concerning legal proceedings is disclosed in Note 11 of the Notes to Consolidated Financial Statements and in Part I, Item 3 "LEGAL PROCEEDINGS" herein. In addition, the Company is involved in legal actions and claims arising in the ordinary course of business. Litigation is subject to many uncertainties and, while it is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries, management believes that such actions and claims will be resolved without a material adverse effect on the Company's financial statements.

  Reliance on Significant Customers

     Most of the Company's customers are manufacturers of tobacco products located in approximately 90 countries around the world. Two such customers have accounted for a significant portion of the Company's net sales in each of the last several years, and the loss of one or both such customers, or a significant reduction in one or both of these customers' purchases, could have a material adverse effect on the Company's results of operations. See Note 14 of the Notes to Consolidated Financial Statements.

  Tobacco Products and Governmental Actions

     In recent years, governmental entities, particularly in the U.S., have taken or have proposed actions that may have the effect of reducing consumption of tobacco products. Reports and speculation with respect to the alleged harmful physical effects of cigarette smoking and use of tobacco products have been publicized for many years and, together with actions to restrict or prohibit advertising and promotion of cigarettes or other tobacco products and to increase taxes on such products, are intended to discourage the consumption of cigarettes and other such products. In the fourth quarter of 1998, the major U.S. cigarette manufacturers reached agreement with all 50 U.S. states and several commonwealths and territories to settle health care cost recovery and other claims. In anticipation of these settlements and as a direct result of these settlements, most of the U.S. cigarette manufacturers have increased prices of cigarettes significantly over the course of the last approximately 18 months. Domestic cigarette consumption has declined, in part due to these price increases which, in turn, decreases demand for the Company's products. In addition, litigation is pending against the major manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation may have on the tobacco industry. Nor is it possible to predict what additional legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect the consumer tobacco products industry in general.

     Approximately 90 percent of the Company's net sales are from products used by the tobacco industry in the making and packaging of cigarettes or other tobacco products. Management is unable to predict the effects that the above-described legal and governmental actions might have on the Company's results of operations and financial condition.

FORWARD-LOOKING STATEMENTS

     Certain sections of this report, particularly the foregoing discussion regarding the "Outlook" of the Company and "Factors That May Affect Future Results", contain certain forward-looking statements, generally identified by phrases such as "the Company expects" or words of similar effect. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the results of the Company will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates. The above-mentioned important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 1999 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Consolidated Financial Statements:

     Consolidated Statements of Income for the years ended
      December 31, 1998, 1997 and 1996......................     31

     Consolidated Balance Sheets as of December 31, 1998 and
      1997..................................................     32

     Consolidated Statements of Changes in Stockholders'
      Equity for the years ended December 31, 1998, 1997 and
      1996..................................................     33

     Consolidated Statements of Cash Flow for the years
      ended December 31, 1998, 1997 and 1996................     34

     Notes to Consolidated Financial Statements.............     35

Report of Independent Auditors..............................     59

Management's Responsibility for Financial Reporting.........     60

     Schedules have been omitted because they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                              1998              1997              1996
                                                           ----------        ----------        ----------
                                                           (U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net Sales................................................    $546.7            $460.6            $471.3

  Cost of products sold..................................     440.6             338.7             357.1
                                                             ------            ------            ------

Gross Profit.............................................     106.1             121.9             114.2

  Selling expense........................................      21.0              17.4              18.2

  Research expense.......................................       6.5               6.4               6.0

  General expense........................................      19.5              16.2              16.0
                                                             ------            ------            ------

Operating Profit.........................................      59.1              81.9              74.0

  Interest expense.......................................      (6.4)             (4.1)             (5.3)

  Other income, net......................................       1.2               1.6               1.2
                                                             ------            ------            ------

Income Before Income Taxes and Minority Interest.........      53.9              79.4              69.9

  Provision for income taxes.............................      17.3              28.6              26.0
                                                             ------            ------            ------

Income Before Minority Interest..........................      36.6              50.8              43.9

  Minority interest in earnings of subsidiaries..........       5.6               5.5               5.2
                                                             ------            ------            ------

Net Income...............................................    $ 31.0            $ 45.3            $ 38.7
                                                             ======            ======            ======

Net Income Per Common Share:

  Basic..................................................    $ 1.94            $ 2.82            $ 2.41
                                                             ======            ======            ======

  Diluted................................................    $ 1.92            $ 2.77            $ 2.38
                                                             ======            ======            ======

                 See Notes to Consolidated Financial Statements

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 AS OF DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                                (U.S. $ IN MILLIONS)
                                        ASSETS
Current Assets
  Cash and cash equivalents.................................    $  6.7        $ 37.2
  Accounts receivable.......................................      69.5          57.0
  Inventories...............................................      69.4          56.3
  Current income tax refunds receivable.....................       2.8            --
  Deferred income tax benefits..............................       5.2           3.3
  Prepaid expenses..........................................       2.7           3.8
                                                                ------        ------
         Total Current Assets...............................     156.3         157.6
                                                                ------        ------
Property
  Land and improvements.....................................       7.2           5.9
  Buildings and improvements................................      69.0          45.6
  Machinery and equipment...................................     379.6         296.1
  Construction in progress..................................      23.5          22.4
                                                                ------        ------
    Gross Property..........................................     479.3         370.0
  Less accumulated depreciation.............................     196.1         168.9
                                                                ------        ------
         Net Property.......................................     283.2         201.1
                                                                ------        ------
Noncurrent Deferred Income Tax Benefits.....................      19.7          18.4
                                                                ------        ------
Deferred Charges and Other Assets...........................      15.5          13.9
                                                                ------        ------
         Total Assets.......................................    $474.7        $391.0
                                                                ======        ======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt.........................    $  4.4        $  2.5
  Other short-term debt.....................................      11.3           0.5
  Accounts payable..........................................      58.1          43.4
  Accrued expenses..........................................      50.7          43.0
  Income taxes payable......................................        --           1.1
                                                                ------        ------
         Total Current Liabilities..........................     124.5          90.5
                                                                ------        ------
Long-Term Debt..............................................     108.4          80.8
                                                                ------        ------
Deferred Income Taxes.......................................      12.7          11.2
                                                                ------        ------
Other Noncurrent Liabilities................................      24.1          21.9
                                                                ------        ------
Minority Interest...........................................       8.0           7.1
                                                                ------        ------
Contingencies (See Notes 6, 10, 11 and 12)
Stockholders' Equity
  Preferred Stock -- $.10 par value -- 10,000,000 shares
    authorized, none issued.................................        --            --
  Common Stock -- $.10 par value -- 100,000,000 shares
    authorized, 16,078,733 and 16,065,443 shares issued at
    December 31, 1998 and 1997, respectively................       1.6           1.6
  Additional paid-in capital................................      60.7          60.3
  Common stock in treasury, at cost -- 154,668 shares at
    December 31, 1998.......................................      (3.8)           --
  Retained earnings.........................................     134.8         113.5
  Accumulated other comprehensive income --
    Unrealized foreign currency translation adjustments.....       3.7           4.1
                                                                ------        ------
         Total Stockholders' Equity.........................     197.0         179.5
                                                                ------        ------
  Total Liabilities and Stockholders' Equity................    $474.7        $391.0
                                                                ======        ======

                 See Notes to Consolidated Financial Statements

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                          FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                        -----------------------------------------------------------------------------------------
                                                                                                            ACCUMULATED
                                         COMMON STOCK ISSUED     TREASURY STOCK    ADDITIONAL                  OTHER
                                        ---------------------   ----------------    PAID-IN     RETAINED   COMPREHENSIVE
                                          SHARES      AMOUNT    SHARES    AMOUNT    CAPITAL     EARNINGS      INCOME       TOTAL
                                        ----------   --------   -------   ------   ----------   --------   -------------   ------
                                                                          (U.S. $ IN MILLIONS)
BALANCE, DECEMBER 31, 1995............  16,051,109    $  1.6                         $ 60.0      $ 46.3        $22.0       $129.9
  Net income..........................                                                             38.7                      38.7
  Adjustments to unrealized foreign
    currency translation..............                                                                          (5.4)        (5.4)
                                                                                                                           ------
  Comprehensive income................                                                                                       33.3
  Dividends declared ($0.45 per
    share)............................                                                             (7.2)                     (7.2)
  Stock issued to directors as
    compensation......................       1,512                                                                             --
                                        ----------    ------                         ------      ------        -----       ------
BALANCE, DECEMBER 31, 1996............  16,052,621       1.6                           60.0        77.8         16.6        156.0
  Net income..........................                                                             45.3                      45.3
  Adjustments to unrealized foreign
    currency translation..............                                                                         (12.5)       (12.5)
                                                                                                                           ------
  Comprehensive income................                                                                                       32.8
  Dividends declared ($0.60 per
    share)............................                                                             (9.6)                     (9.6)
  Stock issued to directors as
    compensation......................       1,182                                                                             --
  Stock issued for options
    exercised.........................      11,640                                      0.3                                   0.3
                                        ----------    ------                         ------      ------        -----       ------
BALANCE, DECEMBER 31, 1997............  16,065,443       1.6                           60.3       113.5          4.1        179.5
  Net income..........................                                                             31.0                      31.0
  Adjustments to unrealized foreign
    currency translation..............                                                                          (0.4)        (0.4)
                                                                                                                           ------
  Comprehensive income................                                                                                       30.6
  Dividends declared ($0.60 per
    share)............................                                                             (9.6)                     (9.6)
  Purchases of treasury stock.........                          155,700   $(3.8)                                             (3.8)
  Stock issued to directors as
    compensation......................       1,350               (1,032)                                                       --
  Stock issued for options
    exercised.........................      11,940                                      0.3                                   0.3
  Adjustments due to rounding.........                                                  0.1        (0.1)                       --
                                        ----------    ------    -------   ------     ------      ------        -----       ------
BALANCE, DECEMBER 31, 1998............  16,078,733    $  1.6    154,668   $(3.8)     $ 60.7      $134.8        $ 3.7       $197.0
                                        ==========    ======    =======   ======     ======      ======        =====       ======

                 See Notes to Consolidated Financial Statements

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                               1998     1997    1996
                                                              -------   -----   -----
                                                               (U.S. $ IN MILLIONS)
Operations
  Net income................................................  $  31.0   $45.3   $38.7
  Depreciation and amortization.............................     24.8    14.4    13.4
  Deferred income tax provision.............................      5.0     9.9     8.6
  Minority interest in earnings of subsidiaries.............      5.6     5.5     5.2
  Non-cash utilization of restructuring reserve.............       --      --     4.7
  Other.....................................................      2.6     3.0     1.3
  Changes in operating working capital, excluding effects of acquisitions:
     Accounts receivable....................................     (1.2)    8.1     4.4
     Inventories............................................     (1.4)   (7.1)    6.8
     Accounts payable.......................................      2.4   (11.1)   10.2
     Accrued expenses.......................................      0.3     0.5    (1.1)
     Prepaid expenses.......................................      1.2    (1.7)   (1.1)
     Accrued income taxes...................................     (3.2)    0.5    (0.7)
                                                              -------   -----   -----
       Net changes in operating working capital.............     (1.9)  (10.8)   18.5
                                                              -------   -----   -----
          Cash Provided by Operations.......................     67.1    67.3    90.4
                                                              -------   -----   -----
Investing
  Capital spending..........................................    (36.7)  (35.8)  (51.5)
  Capitalized software costs................................     (4.0)   (7.6)   (2.7)
  Acquisitions, net of cash acquired........................    (65.4)     --      --
  Other.....................................................     (1.3)   (4.7)   (1.7)
                                                              -------   -----   -----
          Cash Used for Investing...........................   (107.4)  (48.1)  (55.9)
                                                              -------   -----   -----
Financing
  Cash dividends paid to SWM stockholders...................     (9.6)   (9.6)   (7.2)
  Cash dividends paid to minority owner.....................     (5.3)   (4.5)   (0.9)
  Changes in short-term debt................................      8.4    (0.8)   (1.2)
  Proceeds from issuances of long-term debt.................     24.8     5.6     5.4
  Payments on long-term debt................................     (5.0)   (3.9)   (5.6)
  Purchases of treasury stock...............................     (3.8)     --      --
  Issuances of capital stock................................      0.3     0.3      --
                                                              -------   -----   -----
          Cash Provided by (Used for) Financing.............      9.8   (12.9)   (9.5)
                                                              -------   -----   -----

Increase (Decrease) in Cash and Cash Equivalents............    (30.5)    6.3    25.0
Cash and Cash Equivalents at beginning of year..............     37.2    30.9     5.9
                                                              -------   -----   -----
Cash and Cash Equivalents at end of year....................  $   6.7   $37.2   $30.9
                                                              =======   =====   =====

                 See Notes to Consolidated Financial Statements

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 1.  BACKGROUND

     On November 30, 1995, Kimberly-Clark Corporation ("Kimberly-Clark") distributed all of the outstanding common stock of Schweitzer-Mauduit International, Inc. (the "Distribution") to its stockholders, through a tax-free spin-off of its U.S., French and Canadian business operations that manufacture and sell tobacco-related papers and other specialty paper products (the "Businesses"). Effective at the close of business on November 30, 1995, the Company became an independent, publicly owned company as a result of the Distribution.

     In order to effectuate the spin-off of the Businesses, on August 21, 1995 and July 31, 1995, respectively, Schweitzer-Mauduit International, Inc. ("SWM") and Schweitzer-Mauduit Canada, Inc. ("SM-Canada") were incorporated and nominally capitalized. Prior to the Distribution, Kimberly-Clark transferred to SWM (the "Transfer") (i) the assets and liabilities of its U.S.-based specialty products business; (ii) all of the issued and outstanding shares of SM-Canada and of Schweitzer-Mauduit France, S.A.R.L., a French corporation ("SMF"); and
(iii) 72 percent of the issued and outstanding shares of LTR Industries, S.A., a French corporation ("LTRI"). After the Transfer, the Company consisted of the operating assets and liabilities of Kimberly-Clark's U.S. specialty products business and investments in SM-Canada (100 percent owned), SMF (100 percent owned) and LTRI (72 percent owned). SMF, directly or indirectly, then owned 100 percent of two principal French operating subsidiaries, Papeteries de Mauduit S.A. ("PdM") and Papeteries de Malaucene S.A. ("PdMal"), and a French holding company, Schweitzer-Mauduit Enterprises S.A. ("SM-Enterprises"). The Transfer was accounted for at historical cost in a manner similar to that in pooling of interests accounting as the entities were all under common control. (As used herein, the Company means SWM, SWM and its several subsidiaries or, as determined by the context, one or more or its several subsidiaries.)

     During 1997, the Company established and nominally capitalized Schweitzer-Mauduit Spain, S.L. ("SM-Spain"), a 100 percent owned holding company organized under the Spanish holding company regime.

NOTE 2.  ACQUISITIONS

     On February 2, 1998, SM-Spain paid approximately $62.0 in cash for 99.97 percent ownership interest in Companhia Industrial de Papel Pirahy ("Pirahy"), a specialty paper manufacturer located near Rio de Janeiro, Brazil. In connection with the acquisition of Pirahy, the Company modified its existing credit agreement to provide a $20.0 term loan to SM-Spain. SM-Spain borrowed the remaining funds for the transaction from SMF, which in turn utilized its existing cash balances and borrowings from its revolving credit facilities. Subsequently, Pirahy was renamed Schweitzer-Mauduit do Brasil, S.A. ("SWM-B").

     On February 11, 1998, SM-Enterprises paid 37.2 million French francs (approximately $6.1) in cash and assumed approximately $5.8 in existing net debt for all of the outstanding shares of Ingefico, S.A. and 97.1 percent of the outstanding shares of its pulp and specialty paper manufacturing subsidiaries, Groupe SAPAM S.A. ("Groupe SAPAM") and Papeteries de la Moulasse S.A., located in St. Girons, France. Subsequently, SM-Enterprises acquired all the remaining shares of Groupe SAPAM for $0.2 in cash. SM-Enterprises and Ingefico, S.A. were then merged into Groupe SAPAM. Papeteries de la Moulasse S.A. was renamed Papeteries de St. Girons S.A. ("PdStG").

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     The above acquisitions were accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the respective dates of the acquisitions. In conjunction with the acquisitions, liabilities were assumed as follows:

Fair value of assets acquired...............................  $ 95.7
Less: Cash paid for the stock...............................   (68.3)
      Direct costs incurred.................................    (2.0)
                                                              ------
  Liabilities assumed.......................................  $ 25.4
                                                              ======

     The operating results of the newly-acquired companies are included in the Consolidated Statements of Income beginning February 1, 1998. Unaudited consolidated pro forma net sales, net income, basic earnings per share and diluted earnings per share, assuming the acquisitions had occurred at the beginning of 1997, would have been $570.4, $44.2, $2.76 and $2.71, respectively. Unaudited consolidated pro forma net sales and net income for 1998 would have been $555.9 and $31.1, respectively. Unaudited consolidated pro forma basic and diluted earnings per share for 1998 would have been $1.94 and $1.92, the same as the Company's audited consolidated basic and diluted earnings per share.

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     These financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect amounts of assets and liabilities reported, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reported for the periods. Actual results could differ from these estimates. These financial statements are presented on a consolidated basis and include the accounts of SWM and all its majority-owned subsidiaries. All material intercompany and interdivisional transactions are eliminated.

  Revenue Recognition

     Sales are generally recognized upon shipment of the product to the customer.

  Foreign Currency Translation

     The income statements of foreign entities are translated into U.S. dollars at average exchange rates prevailing during the periods. The balance sheets of these entities are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in a separate component of accumulated other comprehensive income as unrealized foreign currency translation adjustments. Foreign currency gains and losses arising from settlement of transactions in non-local currencies and remeasurement of non-local currency denominated monetary assets and liabilities are included in other income, net.

  Earnings Per Share

     Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average number of common shares used in the calculation of basic net income per common share for 1998, 1997 and 1996 were 16,018,700, 16,059,900 and 16,052,100, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average number of common and potential common shares used in the calculation of diluted net income per common share for 1998, 1997 and 1996 were 16,161,300, 16,338,600 and 16,216,900, respectively. The only potential common shares are those related to stock options outstanding during the respective years.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

  Cash and Cash Equivalents

     Cash and cash equivalents include cash, time deposits, and readily marketable securities with original maturities of three months or less. The recorded amount reported in the balance sheet approximates fair value.

  Inventories

     Most U.S. inventories are valued at cost on the Last-In, First-Out ("LIFO") method. The balance of the U.S. inventories and inventories of entities outside the U.S. are valued at the lower of cost, using the First-In, First-Out ("FIFO") and weighted average methods, or market.

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

  Capitalized Software Costs

     The Company accounts for costs incurred in connection with software developed for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" issued in March 1998 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The Company capitalizes certain purchases of software and software design and installation costs in connection with major projects for software development for internal use. These costs are included in Deferred Charges and Other Assets on the consolidated balance sheet and are amortized on the straight line method for accounting purposes over the estimated useful life not to exceed seven years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred.

  Environmental Spending

     Environmental spending is capitalized if such spending qualifies as property, plant and equipment, substantially increases the economic value or extends the useful life of an asset. All other such spending is expensed as incurred. Environmental spending relating to an existing condition caused by past operations is expensed. Liabilities are accrued when environmental assessments or remedial efforts are probable, and the costs can be reasonably estimated. Generally, timing of these accruals coincides with completion of a feasibility study or commitment to a formal plan of action.

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

  Income Taxes

     Income tax expense and deferred income tax assets and liabilities are determined under the asset and liability method. Deferred income taxes have been provided on the differences between the financial reporting and tax basis of assets and liabilities by applying enacted tax rates in effect for the years in which the differences are expected to reverse.

     In France, prior to the Distribution, SMF, PdM, PdMal and SMF's other French subsidiaries unrelated to the tobacco-related and specialty papers businesses were included in the consolidated income tax group of SMF, while LTRI separately filed its own income tax returns. Those other SMF subsidiaries were merged together, and the shares of the merged entity were distributed to Kimberly-Clark prior to the Distribution. SMF remained part of SWM to permit PdM and PdMal to utilize income tax loss carryforwards previously generated by those other French operations. Subsequent to the Distribution, those other French subsidiaries were no longer included in the consolidated income tax group of SMF, and LTRI continues to separately file its own income tax returns.

  Stock Compensation

     Compensation cost for stock options is measured based on the intrinsic value method under APB No. 25, "Accounting for Stock Issued to Employees" (See
Note 8). Payments in the form of shares of the Company made to third parties, including the Company's outside Directors, are recorded at fair value based on the market value of the Company's common stock at the time of payment.

  New Accounting Standard

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133 will be effective no later than for the Company's first quarter of 2000. The Company is evaluating the effects of this new statement and when to implement the new requirements.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 4.  SUPPLEMENTAL DISCLOSURES

Supplemental Balance Sheet Data

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1998        1997
                                                              ------      ------
Summary of Accounts Receivable:
  Trade.....................................................  $57.4       $45.3
  Other.....................................................   14.0        12.1
  Less allowances for doubtful accounts and sales
     discounts..............................................   (1.9)       (0.4)
                                                              -----       -----
          Total.............................................  $69.5       $57.0
                                                              =====       =====
Summary of Inventories by Major Class:
  At the lower of cost on the FIFO and weighted average
     methods or market:
     Raw materials..........................................  $25.9       $20.1
     Work in process........................................    9.3        11.3
     Finished goods.........................................   26.6        21.4
     Supplies and other.....................................   13.2         9.7
                                                              -----       -----
                                                               75.0        62.5
     Excess of FIFO cost over LIFO cost.....................   (5.6)       (6.2)
                                                              -----       -----
          Total.............................................  $69.4       $56.3
                                                              =====       =====

     Total inventories included $30.8 and $31.3 of inventories subject to the LIFO method of valuation at December 31, 1998 and 1997, respectively. If LIFO inventories had been valued at FIFO cost, net income would have been decreased by $0.4, $0.6 and $1.4 in 1998, 1997 and 1996, respectively.

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1998        1997
                                                              ------      ------
Summary of Accrued Expenses:
  Accrued salaries, wages and employee benefits.............  $26.8       $22.2
  Other accrued expenses....................................   23.9        20.8
                                                              -----       -----
          Total.............................................  $50.7       $43.0
                                                              =====       =====

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

Analysis of Allowances for Doubtful Accounts and Sales Discounts:

                                       BALANCE AT                           WRITE-OFFS                  BALANCE
                                       BEGINNING    BALANCES   CHARGED TO      AND        CURRENCY     AT END OF
                                       OF PERIOD    ACQUIRED    EXPENSE     DISCOUNTS    TRANSLATION    PERIOD
                                       ----------   --------   ----------   ----------   -----------   ---------
AS OF DECEMBER 31, 1998
Allowance for doubtful accounts......     $0.4        $1.5        $0.3        $(0.1)        $(0.2)       $1.9
Allowance for sales discounts........       --          --         0.2         (0.2)           --          --
                                          ----        ----        ----        -----         -----        ----
          Total......................     $0.4        $1.5        $0.5        $(0.3)        $(0.2)       $1.9
                                          ====        ====        ====        =====         =====        ====
AS OF DECEMBER 31, 1997
Allowance for doubtful accounts......     $0.5                    $ --        $(0.1)        $  --        $0.4
Allowance for sales discounts........       --                     0.2         (0.2)           --          --
                                          ----                    ----        -----         -----        ----
          Total......................     $0.5                    $0.2        $(0.3)        $  --        $0.4
                                          ====                    ====        =====         =====        ====
AS OF DECEMBER 31, 1996
Allowance for doubtful accounts......     $0.5                    $ --           --         $  --        $0.5
Allowance for sales discounts........       --                     0.1         (0.1)           --          --
                                          ----                    ----        -----         -----        ----
          Total......................     $0.5                    $0.1        $(0.1)        $  --        $0.5
                                          ====                    ====        =====         =====        ====

Supplemental Cash Flow Information

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                               1998         1997         1996
                                                              -------      -------      -------
Interest paid...............................................   $ 6.2        $ 4.2        $ 4.4
Interest capitalized........................................     0.1          0.5          0.4
Income taxes paid (1).......................................    15.6         17.7         17.5
Decrease in cash and cash equivalents due to exchange rate
  changes...................................................   $(1.0)       $(2.5)       $(0.7)

---------------

(1) The SMF consolidated tax group paid only nominal amounts of minimum required income taxes in all periods presented due to the net operating loss carryforwards retained in the Distribution.

NOTE 5.  DEBT

     In 1995, the Company, SMF and PdM Industries S.N.C. ("PdM Industries"), a subsidiary owned 99 percent by PdM and one percent by SMF, entered into an unsecured credit agreement (the "Credit Agreement") with a group of banks to provide term and revolving loans totaling 375 million French francs (or approximately $67 at December 31, 1998 and $63 at December 31, 1997) to SMF and PdM Industries (the "French Credit Facility") and term and revolving loans totaling $40.0 to the Company (the "U.S. Credit Facility" and, together with the French Credit Facility, the "Credit Facilities"). The French Credit Facility consists of a term loan to SMF in the amount of 250 million French francs (or approximately $45 at December 31, 1998 and $42 at December 31, 1997) (the "French Term Loan Facility") and a renewable 364-day revolving credit facility available to both SMF and PdM Industries in an amount of up to 125 million French francs (or approximately $22 at December 31, 1998 and $21 at December 31,
1997) (the "French Revolving Credit Facility"). Borrowings under the French Credit Facility are guaranteed by the Company. The U.S. Credit Facility consists of a term loan to the Company in the amount of $25.0 (the "U.S. Term Loan Facility", and, together with the French Term Loan Facility, the "Term Loan Facilities") and a renewable 364-day revolving credit facility available to the Company in an amount of up to $15.0 (the "U.S. Revolving Credit Facility" and, together with the French Revolving Credit Facility, the "Revolving Credit Facilities"). In connection with the Distribution, the Company made cash distributions to Kimberly-Clark

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

principally financed by borrowings of the full amounts by SWM and SMF under the U.S. and French Term Loan Facilities, respectively.

     In February 1998, the Company completed the Brazilian and French acquisitions (see Note 2). In anticipation of these acquisitions, the Company modified its then existing Credit Agreement. The terms of the "Amended and Restated Credit Agreement" entered into on January 30, 1998 were substantially the same as the prior Credit Agreement, except that it (i) provided an additional $20.0 term loan to SM-Spain (adding it to the Term Loan Facilities),
(ii) extended the maturities of the Term Loan Facilities by approximately two years, and (iii) renewed the Revolving Credit Facilities. During January 1999, the Revolving Credit Facilities were renewed with an expiration date of January 28, 2000. Loans under each of the Term Loan Facilities are payable in three equal semi-annual installments beginning in January 2002.

     The interest rates under the Term Loan Facilities are based, at the election of the Company, on either (a) the sum of (i) either 0.375 percent per annum or 0.300 percent per annum (the "Applicable Margin"), determined by reference to the Company's Leverage Ratio (as defined in the Amended and Restated Credit Agreement) plus (ii) the London interbank offered rate ("LIBOR"), or (b) an alternate base rate. Beginning January 29, 1999, the interest rates under the Revolving Credit Facilities are based, at the election of the Company, on either (a) the sum of (i) 0.45 percent per annum plus (ii) LIBOR, or (b) an alternate base rate.

     The Amended and Restated Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company maintain certain defined financial ratios (a minimum Tangible Net Worth, a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio, all as defined in the Amended and Restated Credit Agreement). Events of default under the Amended and Restated Credit Agreement include, among other things, termination of the Company's supply agreement with Philip Morris without entry into one or more suitable replacement agreements.

     The Company selectively enters into interest rate hedge agreements with respect to its variable rate long-term borrowings under the Credit Facilities to manage its exposure to interest rate increases when it is practical and cost effective to do so. The weighted average effective interest rates on the Term Loan Facilities for the years ended December 31, 1998, 1997 and 1996 were 5.1 percent, 4.7 percent and 5.2 percent, respectively.

     At both December 31, 1998 and 1997, long-term debt other than the Term Loan Facilities primarily consisted of obligations of the French operations related to government mandated profit sharing. These amounts bear interest at the five year treasury note rate in France (6.0 percent at both December 31, 1998 and 1997) and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

     Following are the balances of long-term debt obligations as of December 31:

                                                               1998    1997
                                                              ------   -----
French Term Loan............................................  $ 44.7   $41.8
U.S. Term Loan..............................................    25.0    25.0
Spanish Term Loan...........................................    20.0      --
French Employee Profit Sharing..............................    17.4    15.0
Other.......................................................     5.7     1.5
                                                              ------   -----
                                                               112.8    83.3
Less current portion........................................    (4.4)   (2.5)
                                                              ------   -----
                                                              $108.4   $80.8
                                                              ======   =====

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     Following are the scheduled maturities for these long-term debt obligations as of December 31, 1998:

  1999......................................................  $  4.4
  2000......................................................     3.8
  2001......................................................     3.9
  2002......................................................    64.7
  2003......................................................    34.4
  Thereafter................................................     1.6
                                                              ------
                                                              $112.8
                                                              ======

     At December 31, 1998, the U.S. and the French operations of the Company together had approximately $37 of Revolving Credit Facilities available, of which approximately $26 was unused. These facilities permit borrowing at competitive interest rates and are available for general corporate purposes. Beginning January 29, 1999, the Company pays commitment fees on the unused portion of these Revolving Credit Facilities at an annual rate of .15 percent and may cancel the facilities without penalty at any time prior to their expiration at January 28, 2000.

     The Company also had other bank credit facilities available totaling approximately $19, of which $0.3 was outstanding at December 31, 1998. No commitment fees are paid on the unused portion of these facilities.

     At December 31, 1998 and 1997, the estimated fair value of the Company's long-term debt and short-term debt approximated the carrying amount. These fair values were based on quoted market prices for the same or similar debt or on current rates offered to the Company for obligations with the same maturities.

NOTE 6.  INCOME TAXES

     An analysis of the provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996 follows:

                                                              1998    1997    1996
                                                              -----   -----   -----
Current income taxes:
  U.S. Federal..............................................  $(1.7)  $ 3.8   $ 4.9
  U.S. State................................................   (0.3)    0.7     0.9
  Foreign...................................................   14.3    14.2    11.6
                                                              -----   -----   -----
                                                               12.3    18.7    17.4
                                                              -----   -----   -----
Deferred income taxes:
  U.S. Federal..............................................    1.9     1.5     1.2
  U.S. State................................................   (0.1)    0.3     0.2
  Foreign...................................................    3.2     8.1     7.2
                                                              -----   -----   -----
                                                                5.0     9.9     8.6
                                                              -----   -----   -----
          Total.............................................  $17.3   $28.6   $26.0
                                                              =====   =====   =====

     Income before income taxes included income of $52.6 in 1998, $63.5 in 1997, and $51.8 in 1996 from operations outside the U.S.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     A reconciliation of income tax computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows for the years ended December 31, 1998, 1997 and 1996:

                                                        1998               1997               1996
                                                  ----------------   ----------------   ----------------
                                                  AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                                                  ------   -------   ------   -------   ------   -------
Tax at U.S. statutory rate......................  $18.9     35.0%    $27.8     35.0%    $24.5     35.0%
State income taxes, net of federal tax
  benefit.......................................   (0.3)    (0.5)      0.6      0.8       0.7      1.0
Statutory rates outside the U.S in excess of
  U.S. statutory rate, net......................    3.9      7.2       4.2      5.3       0.7      1.0
French income tax rate increase -- deferred
  benefit.......................................     --       --      (2.0)    (2.6)       --       --
Change in French tax law........................     --       --      (2.1)    (2.6)       --       --
Adjustment of French valuation allowances.......   (5.2)    (9.6)       --       --        --       --
Other, net......................................     --       --       0.1      0.1       0.1      0.2
                                                  -----     ----     -----     ----     -----     ----
Provision for income taxes......................  $17.3     32.1%    $28.6     36.0%    $26.0     37.2%
                                                  =====     ====     =====     ====     =====     ====

     The provision for income taxes in 1998 included the benefit of a reduction in the valuation allowance recorded against certain French deferred income tax assets arising from net operating loss carryforwards ("NOLs"). This adjustment reduced the deferred provision for income taxes by $5.2. The reduction in the valuation allowance was recorded because of continued earnings and projected future earnings at the French businesses that utilize the NOLs, reducing the uncertainty that these NOLs will be fully utilized in the future.

     The provision for income taxes in 1997 was impacted by an increase in the effective statutory income tax rate enacted in France in November 1997 from
36.67 percent to 41.67 percent for 1997 and 1998, retroactive to January 1, 1997, and to 40.0 percent for 1999. The unfavorable effect on current taxes of the tax rate increase, including a retroactive adjustment for the eleven-month period ended November 30, 1997, was offset by the favorable effect on the deferred provision for income taxes due to the increased value of the tax benefits to be recognized from the NOLs retained by SMF estimated to be realized during 1997, 1998 and 1999, the periods of the higher income tax rates. The impact in 1997 attributable to deferred tax assets, net of liabilities, was a favorable $2.0 on the deferred provision for income taxes. Also impacting the 1997 provision for income taxes was the enactment in France in 1997 of a law that eliminated taxation of a "provision for the fluctuating value of raw materials" that had been included in French deferred taxes. Cancellation of this deferred tax liability reduced the provision for income taxes by $2.1.

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

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     Deferred income tax assets (liabilities) as of December 31, 1998 and 1997 are comprised of the following:

                                                               1998      1997
                                                              ------    ------
Current deferred income tax assets attributable to:
  Inventories...............................................  $ (0.8)   $ (1.1)
  Postretirement and other employee benefits................     3.5       2.4
  Other accrued liabilities.................................     1.8       2.3
  Other.....................................................     0.7      (0.3)
                                                              ------    ------
          Net current deferred income tax asset.............  $  5.2    $  3.3
                                                              ======    ======
Net noncurrent deferred income tax assets attributable to:
  Operating and capital loss carryforwards..................  $ 60.9    $ 60.6
  Accumulated depreciation and amortization.................   (28.2)    (24.7)
  Other.....................................................    (0.2)     (1.1)
  Valuation allowances......................................   (12.8)    (16.4)
                                                              ------    ------
          Net noncurrent deferred income tax asset..........  $ 19.7    $ 18.4
                                                              ======    ======
Net noncurrent deferred income tax liabilities attributable
  to:
  Accumulated depreciation and amortization.................  $(19.8)   $(17.2)
  Postretirement and other employee benefits................     7.9       8.0
  Other.....................................................    (0.8)     (2.0)
                                                              ------    ------
          Net noncurrent deferred income tax liability......  $(12.7)   $(11.2)
                                                              ======    ======

     In the above presentation, the net noncurrent deferred income tax asset relates to the French, Brazilian and Spanish tax jurisdictions, and the net noncurrent deferred income tax liability relates to the U.S. and Canadian tax jurisdictions. Total deferred income tax assets were $62.0 and $56.9 at December 31, 1998 and 1997, respectively. Total deferred income tax liabilities were $49.8 and $46.4 at December 31, 1998 and 1997, respectively.

     Under French tax law, the NOLs incurred through December 31, 1994 by the SMF subsidiaries unrelated to the Businesses, which were distributed to Kimberly-Clark prior to the Distribution, were retained by SMF as of January 1, 1995. In addition to SMF's remaining NOLs, NOLs were obtained in the acquisition of Pirahy and have been generated during 1998 by SWM-B and SM-Spain.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     The following summarizes the changes in the Company's NOLs and the related noncurrent deferred income tax asset and valuation allowance for the years ended December 31, 1998, 1997 and 1996:

                                                                TOTAL   VALUATION    NET
                                                     NOLS       ASSET   ALLOWANCE   ASSET
                                                    ------      -----   ---------   -----
Amount at December 31, 1995.......................  $190.0      $69.7    $ (4.2)    $65.5
Increase related to filing of 1995 French tax
  returns.........................................    40.9       15.0     (15.0)       --
1996 utilization..................................   (18.6)      (6.8)       --      (6.8)
Currency translation effect.......................   (11.6)      (4.3)      1.1      (3.2)
                                                    ------      -----    ------     -----
Amount at December 31, 1996.......................   200.7       73.6     (18.1)     55.5
Decrease related to filing of 1996 French tax
  returns.........................................    (1.4)      (0.5)       --      (0.5)
French income tax rate increase...................      --        2.6      (0.5)      2.1
1997 utilization..................................   (14.8)      (6.2)       --      (6.2)
Currency translation effect.......................   (24.3)      (8.9)      2.2      (6.7)
                                                    ------      -----    ------     -----
Amount at December 31, 1997.......................   160.2       60.6     (16.4)     44.2
Obtained in acquisition...........................    10.3        3.2        --       3.2
French valuation allowance adjustment.............      --         --       5.2       5.2
1998 utilization, net of generated................   (13.9)      (6.3)     (0.8)     (7.1)
Currency translation effect.......................     9.2        3.4      (0.8)      2.6
                                                    ------      -----    ------     -----
Amount at December 31, 1998.......................  $165.8      $60.9    $(12.8)    $48.1
                                                    ======      =====    ======     =====

     Under current tax laws governing the tax jurisdictions in which the Company has NOLs, certain NOLs in France expire five years subsequent to the year generated while others carry forward indefinitely, NOLs in Brazil carry forward indefinitely and NOLs in Spain expire seven years subsequent to the year generated. Of the $165.8 of NOLs still available at December 31, 1998, $28.6 and $2.5 will expire in 1999 and 2005, respectively, if not utilized against taxable income of the respective jurisdiction. The remaining $134.7 of NOLs have no expiration date. The Company intends to elect to include newly-acquired PdStG in the SMF consolidated tax group beginning January 1, 1999. After the 1998 adjustment of the French valuation allowance, establishment of a valuation allowance to reduce the noncurrent deferred income tax asset related to the Spanish NOLs and currency exchange rate changes during the year, valuation allowances totaled $12.8 as of December 31, 1998, reducing the related net deferred tax asset to an amount which is estimated to be realized through utilization of the NOLs prior to their expiration. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. However, that amount could change if, among other considerations, estimates of future taxable income, or income tax regulations or interpretations, change during the carryforward periods.

     Along with numerous other companies and banks in France, PdM is subject to a tax claim with respect to its purchase of certain bonds in 1988 which were represented by the two selling banks as carrying specific tax benefits. The French taxing authority is challenging the use by PdM of those benefits. The tax claim against PdM by the French taxing authority is $1.9 as of December 31, 1998, including penalties for "abuse of the law" and late payment. A court decision has held that another purchaser of the bonds was not liable for "abuse of the law", thus eliminating the "abuse of law" portion of the claim. The amount of penalties related to "abuse of the law" included in the tax claim against PdM is approximately $0.8. If the same decision were applied to the tax claim against PdM, PdM's exposure as of December 31, 1998 would be reduced to approximately $1.1. The Company is vigorously defending the claim based on the merits and has filed claims against each bank on the basis of their misrepresentation of certain facts. The Company's claim against one of the banks was rejected by a trial court in 1996 and the Company appealed this decision. In 1997, the case against the other bank was stayed until the claim filed by the French taxing authority against PdM has been resolved. A reserve of $1.0 was established for this tax claim against PdM during 1997. Based on information

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

currently available, there exists a reasonable possibility of an unfavorable outcome for this claim. Since the claim relates to a period prior to PdM joining the consolidated tax group, any unfavorable outcome could not be offset with the NOLs of the SMF consolidated tax group.

NOTE 7.  POSTRETIREMENT AND OTHER BENEFITS

  North American Pension Benefits

     In connection with the Distribution, retirees of the Company's U.S. and Canadian businesses prior to the Distribution remained participants of their respective Kimberly-Clark plans. Subsequent to the Distribution, the Company and its subsidiary in Canada established defined benefit retirement plans covering substantially all full-time employees. Retirement benefits are based on years of service and generally on the average compensation earned in the highest five of the last 15 years of service. Employees as of the date of the Distribution retained credit for prior service while employees of Kimberly-Clark. The Company's funding policy is to contribute assets that, at a minimum, fully fund the accumulated benefit obligation, subject to regulatory and tax deductibility limits. Under the Distribution, Kimberly-Clark was required to transfer a proportionate share of assets of its plans related to the employees who transferred to the Company in the Distribution. The plan assets for the U.S. and Canadian plans were transferred during 1997 from the Kimberly-Clark plans, in which the employees had participated prior to the Distribution, to the Company's plans upon receiving favorable determination letters from the Internal Revenue Service and Revenue Canada, respectively, qualifying the Company's plans. Plan assets are invested in a diversified portfolio consisting primarily of equity and debt securities.

     The components of net pension expense for U.S. employees for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                              1998    1997    1996
                                                              -----   -----   -----
Service cost................................................  $ 2.3   $ 2.1   $ 2.3
Interest cost...............................................    4.4     3.6     3.4
Expected return on plan assets..............................   (4.3)   (3.9)   (3.2)
Amortizations and other.....................................    0.1      --     0.2
                                                              -----   -----   -----
Net periodic pension cost...................................    2.5     1.8     2.7
Special termination benefits charge.........................    1.1      --      --
                                                              -----   -----   -----
Total pension cost..........................................  $ 3.6   $ 1.8   $ 2.7
                                                              =====   =====   =====

     The assumed long-term rate of return on pension assets for purposes of pension expense recognition for the U.S. employee plans was 10.0 percent for each of the years 1998, 1997, and 1996. Transition adjustments for these plans are being amortized on the straight-line method over 14 to 18 years. The discount rates used to determine the projected benefit obligation and accumulated benefit obligation for the U.S. employee pension plans were 6.75 percent and 7.25 percent at December 31, 1998 and 1997, respectively. The assumed long-term rates of compensation increases used to determine the projected benefit obligations for these plans were 4.0 percent for both December 31, 1998 and 1997.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     The funded status of the U.S. employee pension plans as of December 31, 1998 and 1997 were as follows:

                                                              1998    1997
                                                              -----   -----
Change in Projected Benefit Obligation:
  Projected benefit obligation at beginning of year.........  $54.4   $45.6
     Service cost...........................................    2.3     2.1
     Interest cost..........................................    4.4     3.6
     Actuarial (gains) losses...............................    8.4     3.4
     Special termination benefits...........................    1.1      --
     Gross benefits paid....................................   (1.3)   (0.3)
                                                              -----   -----
  Projected benefit obligation at end of year...............   69.3    54.4
                                                              -----   -----
Change in Plan Assets:
  Fair value of plan assets at beginning of year............   45.1    39.3
     Actual return on plan assets...........................   10.3     6.1
     Employer contributions.................................    3.1      --
     Gross benefits paid....................................   (1.3)   (0.3)
                                                              -----   -----
  Fair value of plan assets at end of year..................   57.2    45.1
                                                              -----   -----
Funded status at end of year................................  (12.1)   (9.3)
Unrecognized actuarial (gains) losses.......................    6.0     3.6
Unrecognized prior service cost and net transition
  obligation................................................    0.2     0.2
                                                              -----   -----
Net accrued pension liability...............................  $(5.9)  $(5.5)
                                                              =====   =====

     The projected benefit obligation and accumulated benefit obligation for a U.S. supplemental executive pension plan with accumulated benefit obligations in excess of plan assets were $2.4 and $0.9, respectively, as of December 31, 1998, and $2.6 and $1.4, respectively, as of December 31, 1997. This particular plan is unfunded and therefore has no plan assets.

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

     The Company's net pension expense for the French pension plans was $1.6, $1.1 and $1.0 for the years ended December 31, 1998, 1997 and 1996, respectively. The assumed long-term rates of return on pension assets for purposes of pension expense recognition for the French plans were 7.0 percent for 1998 and 8.0 percent for 1997 and 1996. Transition adjustments for these plans are being amortized on the straight-line method over 19 to 20 years. The discount rates used to determine the projected benefit obligation and accumulated benefit obligation for the French plans were 6.0 percent and 8.0 percent at December 31, 1998 and 1997, respectively. The assumed long-term rates of compensation increases used to determine the projected benefit obligation for these plans were approximately 2.5 percent and 4.0 percent at December 31, 1998 and 1997, respectively.

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the French pension plans were $15.4, $8.0 and $4.0, respectively, as of December 31, 1998, and $10.3, $4.4 and

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

$3.8, respectively, as of December 31, 1997. The Company's net accrued pension liability for the French plans was $4.5 and $1.7 at December 31, 1998 and 1997, respectively.

  Brazilian Pension Benefits

     In Brazil, employees are covered under a government administered program.

  Postretirement Health Care and Life Insurance Benefits

     In connection with the Distribution, retirees of the Company's U.S. and Canadian businesses prior to the Distribution remained participants of their respective Kimberly-Clark plans. Subsequent to the Distribution, the Company and its subsidiary in Canada established unfunded health care and life insurance benefit plans which will cover substantially all future retirees of the Company. Eligibility for benefits under the Company's plans is based on years of service and age at retirement. Employees as of the date of the Distribution retained credit for prior service while employees of Kimberly-Clark. The Company's plans are noncontributory for certain long service employees when they retire, but are contributory for most other future retirees.

     The components of U.S. employee postretirement health care and life insurance benefit costs were as follows for the years ended December 31, 1998, 1997 and 1996:

                                                              1998   1997   1996
                                                              ----   ----   ----
Service cost................................................  $0.3   $0.3   $0.3
Interest cost...............................................   0.5    0.5    0.7
Amortizations and other.....................................  (0.5)  (0.4)  (0.1)
                                                              ----   ----   ----
Net periodic postretirement benefit cost....................   0.3    0.4    0.9
Special termination benefits charge.........................   0.3     --     --
                                                              ----   ----   ----
Total postretirement benefit cost...........................  $0.6   $0.4   $0.9
                                                              ====   ====   ====

     The components of the unfunded U.S. employee postretirement health care and life insurance benefit obligation included in other noncurrent liabilities as of December 31, 1998 and 1997 were as follows:

                                                               1998     1997
                                                              ------   ------
Change in Benefit Obligation:
  Benefit obligation at beginning of year...................  $  7.1   $ 10.1
     Service cost...........................................     0.3      0.3
     Interest cost..........................................     0.5      0.5
     Actuarial (gains) losses...............................     0.8     (3.4)
     Plan amendments........................................    (0.3)    (0.4)
     Special termination benefits...........................     0.3       --
     Gross benefits paid by the Company.....................    (0.6)      --
                                                              ------   ------
  Benefit obligation at end of year.........................     8.1      7.1
                                                              ------   ------
Funded status at end of year................................    (8.1)    (7.1)
Unrecognized actuarial (gains) losses.......................    (5.3)    (6.5)
Unrecognized prior service cost.............................    (1.3)    (1.1)
                                                              ------   ------
Net accrued postretirement benefit liability................  $(14.7)  $(14.7)
                                                              ======   ======

     For purposes of measuring the benefit obligation at December 31, 1998, a
6.125 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease to 5.0 percent for 2000 and remain at that level thereafter. For purposes of measuring the benefit

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

obligation at December 31, 1997, a 7.75 percent annual increase in the per capita cost of health care benefits was assumed for 1998. The rate was assumed to decrease to 5.5 percent in 2000 and remain at that level thereafter. Discount rates of 6.75 percent and 7.25 percent were used to determine the postretirement benefit obligations at December 31, 1998 and 1997, respectively.

     A one-percentage point increase or decrease in the healthcare cost trend rate would have a nominal effect on the total of the service and interest cost components of the postretirement benefit obligation at December 31, 1998. A one percentage point increase in the healthcare cost trend rate would increase the total postretirement benefit obligation by $0.1 at December 31, 1998. Likewise, a one percentage point decrease in the healthcare cost trend rate would decrease the total postretirement benefit obligation by $0.1 at December 31, 1998.

  Other Benefits

     Substantially all U.S. employees have been given the opportunity to participate in voluntary investment plans. Under the plans, the Company matches a portion of employee contributions. The Company's cost under the plans reflected in each of the accompanying consolidated income statements for the years ended December 31, 1998, 1997 and 1996 was $1.0. At December 31, 1998, 1997 and 1996, 500,000 shares of the Company's Common Stock were reserved for issuance under these plans, none of which had been issued as of December 31, 1998. The shares may, at the Company's option, be used by the Company to satisfy the Company's liability for its matching contributions.

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

     The Company's Equity Participation Plan (the "Plan") provides that eligible employees may be granted stock options which, when exercised, give the recipient the right to purchase the Company's Common Stock at a price no less than the "fair market value" (as defined in the Plan) of such stock at grant date. Options awarded under the Plan only become exercisable after specified periods of employment after the grant thereof (30 percent after the first year, 30 percent after the second year and the remaining 40 percent after the third year). Generally, such options expire ten years subsequent to the date of grant.

     SFAS No. 123 "Accounting for Stock Based Compensation" defines a fair value based method of accounting for stock compensation, including stock options, to employees. This statement provides entities a choice of recognizing related compensation expense by adopting the fair value method or to measure compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 ("APB No. 25"). The Company has elected to continue to measure compensation cost for stock options based on the intrinsic value method under APB No. 25, "Accounting for Stock Issued to Employees". Payments in the form of shares of the Company made to third parties, including the Company's outside Directors, are recorded at fair value based on the market value of the Company's common stock at the time of payment. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that statement. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                                              1998    1997    1996
                                                              -----   -----   -----
Net Income:
  As reported...............................................  $31.0   $45.3   $38.7
  Pro forma.................................................  $29.8   $44.3   $37.4
Basic net income per share:
  As reported...............................................  $1.94   $2.82   $2.41
  Pro forma.................................................  $1.86   $2.76   $2.33
Diluted net income per share:
  As reported...............................................  $1.92   $2.77   $2.38
  Pro forma.................................................  $1.84   $2.71   $2.31

     The valuation under SFAS No. 123 was based on the Black-Scholes option pricing model with the market value of the stock equal to the exercise price, an estimated volatility over the ten year option term of 24 percent for the 1998 awards, 30 percent for the 1997 awards and 32 percent for the 1996 awards, a risk-free rate of return based upon the zero coupon government bond yield, and an assumed quarterly dividend of $0.15 per share. At both December 31, 1998 and 1997, 1,500,000 shares of the Company's Common Stock were reserved under the Plan. At December 31, 1998 and 1997, there were 608,040 and 724,000 shares available for future awards.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     The following stock options were outstanding as of December 31, 1998, 1997 and 1996:

                                              1998                   1997                   1996
                                      --------------------   --------------------   --------------------
                                                 WEIGHTED-              WEIGHTED-              WEIGHTED-
                                                  AVERAGE                AVERAGE                AVERAGE
                                                 EXERCISE               EXERCISE               EXERCISE
                                      OPTIONS      PRICE     OPTIONS      PRICE     OPTIONS      PRICE
                                      --------   ---------   --------   ---------   --------   ---------
Outstanding at beginning of year....   764,360    $23.11      699,400    $22.09      598,800    $21.06
  Granted...........................   135,900     36.22       76,600     32.54      100,600     28.19
  Forfeited.........................   (19,940)    32.81           --                     --
  Exercised.........................   (11,940)    23.93      (11,640)    23.51           --
                                      --------               --------               --------
Outstanding at end of year..........   868,380     24.93      764,360     23.11      699,400     22.09
                                      ========               ========               ========
Options exercisable at year-end.....   655,200    $21.99      381,860    $21.60      179,640    $21.06
                                      ========               ========               ========
Weighted-average per share fair
  value of options granted during
  the year..........................  $  15.00               $  12.40               $   9.13
                                      ========               ========               ========

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                       --------------------------------------    ------------------------
                                                      WEIGHTED-
                                                       AVERAGE      WEIGHTED-                   WEIGHTED-
                                                      REMAINING      AVERAGE                     AVERAGE
              RANGE OF                   NUMBER      CONTRACTUAL    EXERCISE       NUMBER       EXERCISE
           EXERCISE PRICES             OUTSTANDING      LIFE          PRICE      EXERCISABLE      PRICE
-------------------------------------  -----------   -----------    ---------    -----------    ---------
$21.06 to $28.19.....................    671,380      6.9 years      $22.00        634,020       $21.64
$32.43 to $34.07.....................     92,700      8.3             32.88         21,180        32.55
$34.62 to $37.38.....................    104,300      9.1             36.72             --
                                         -------                                   -------
$21.06 to $37.38.....................    868,380      7.3 years      $24.93        655,200       $21.99
                                         =======                                   =======

NOTE 9.  FOREIGN CURRENCY

     Foreign currency losses have arisen from settlement of transactions in non-local currencies and the remeasurement of non-local currency denominated monetary assets and liabilities into the currency of the country in which the operation is domiciled. Such losses included in other income, net were nominal in 1998, 1997 and 1996.

     Foreign currency risks arise from transactions and commitments denominated in non-local currencies. These transactions and commitments may include the purchase of inventories or property, plant and equipment, the sale of products and the repayment of loans.

     Management selectively hedges the Company's foreign currency risks when it is practical and cost effective to do so. The instruments are purchased from well-known money center banks, insurance companies or government agencies (counterparties). Usually the contracts extend for no more than 12 months, although their contractual term has been as long as 18 months. Credit risks with respect to the counterparties, and the foreign currency risks that would not be hedged if the counterparties fail to fulfill their obligations under the contracts, are minimal in view of the financial strength of the counterparties.

     Gains and losses on instruments that hedge firm commitments are deferred and included in the basis of the underlying hedged items. Premiums paid for options are amortized ratably over the life of the option. All other gains and losses are included in period income or expense based on the period-end market price of the instrument.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     At December 31, 1998, there were outstanding forward contracts, which were held for purposes other than trading, maturing at various dates in 1999, to purchase $4.0 of various foreign currencies. These contracts have not given rise to any significant net deferred gains or losses as of December 31, 1998.

NOTE 10.  COMMITMENTS

  Operating Leases

     Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 1998 are less than $1 annually over the next five years. Rental expense under operating leases was $5.1, $4.0 and $3.9 for the years ended December 31, 1998, 1997 and 1996, respectively.

  Other Commitments

     During 1998, PdM entered into a ten year agreement with one of its vendors in connection with PdM's purchases of calcium carbonate, a raw material used in the manufacturing of some paper products. The vendor has agreed to construct and operate an on-site plant at the Quimperle, France mill. The cost to construct the necessary building and equipment will be approximately $7. PdM has agreed to annual minimum purchase commitments at prices which will vary according to quantities consumed. If PdM buys less than the minimum purchase commitments, the vendor can terminate the contract and require PdM to pay to the vendor the then net book value of the building and equipment, determined using a straight-line method of depreciation over the life of the agreement.

     Similarly, a vendor of SWM-B operates a calcium carbonate plant on-site at the Pirahy, Brazil mill. Under that agreement, which will expire in 2006, the net raw material prices vary according to the quantities produced, however, SWM-B is committed to pay at least the monthly fixed costs of the calcium carbonate plant which are less than $0.1 per month.

     Under each of the above agreements, the net raw material prices expected to be paid are less than the net prices at which the raw material could otherwise be purchased, and thus the commitments are not expected to result in losses. Additionally, PdM's and SWM-B's current levels of calcium carbonate usage far exceed their respective contractual minimum commitments.

     The Company has entered into certain other contracts for the purchase of certain raw materials. Minimum purchase commitments, at current prices, are approximately $0.7 in 1999. These purchase commitments are not expected to result in losses.

     The Company has also entered into certain contracts for the purchase of equipment and related costs in connection with its ongoing capital projects. These commitments at December 31, 1998 totaled approximately $8.6.

     SWM-B has arrangements with local financial institutions through which certain customers selected by SWM-B that desire extended payment terms can obtain financing directly with such financial institutions. SWM-B negotiates the terms of the financing and, upon agreement by all parties, SWM-B receives immediate payment from the financial institution upon the sale of the related product. Under these arrangements, SWM-B retains an unrecorded commitment to the financial institutions in the event the customer defaults. SWM-B has total arrangements available as of December 31, 1998 of approximately $9.1, of which approximately $2.7 was being utilized.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 11.  LEGAL PROCEEDINGS

     Under the terms of the Distribution, the Company assumed liability for and agreed to indemnify Kimberly-Clark from litigation arising out of the operation of the Businesses, including the following cases:

     - A purported class action, defining a class of plaintiffs who allegedly sustained injuries as a result of being exposed to tobacco smoke and respirable asbestos fibers, and three individual actions have been filed in the Circuit Court of Kanawha County, West Virginia in 1998 against several tobacco companies, tobacco industry trade associations and consultants, tobacco wholesalers and cigarette component manufacturers, including Kimberly-Clark and LTRI. The class representative and each individual plaintiff, respectively, seek compensatory damages of $2 to $3, punitive damages of $3 and, for class members, compensatory and punitive damages in an unspecified amount. Cleo Huffman, Denny L. Parsons, Linda Morris and Sinette Newkirk, the named plaintiffs in these actions, filed their respective complaints on February 13, 1998, February 27, 1998, March 13, 1998 and July 22, 1998. The complaints allege several theories of liability against the defendants including negligence, product liability, misrepresentation, breach of warranty, conspiracy and other theories of liability. The Company has filed motions to dismiss that are currently pending in each of these cases.

     - In September 1998, Luanne Jividen and Jerry Jividen filed a complaint in the Circuit Court of Mason County, West Virginia against several tobacco companies, industry trade associations and consultants, tobacco wholesalers and cigarette component manufacturers, including Kimberly-Clark and LTRI, seeking equitable relief, $1 in compensatory damages and $3 in punitive damages for mental suffering, physical injury and loss of consortium allegedly sustained as a result of Ms. Jividen's contracting breast cancer as a result of her addiction to smoking Marlboro and other brands of cigarettes. The fourteen count complaint sets forth several theories of liability including willful and negligent misrepresentation, violations of state consumer protection laws, breach of express and implied warranties, intentional infliction of emotional distress, product liability, conspiracy, sale of an unreasonably dangerous product and accomplice liability.

     - In October 1998, Edward J. Sweeney, Stephen R. Micarek and Lisa A. Figura filed, in the Court of Common Pleas of Allegheny County, Pennsylvania, on behalf of themselves and certain residents of Pennsylvania, a purported class action against several tobacco companies, industry trade associations and consultants, tobacco wholesalers and retailers and cigarette component manufacturers, including Kimberly-Clark, seeking equitable relief and punitive damages for the class in an unspecified amount. The class consists of those Pennsylvania residents who, "commencing before age 18 . . . purchased, smoked . . . and continue to smoke cigarettes manufactured, marketed and sold by defendants". The five count complaint alleges that the defendants are liable to the plaintiffs under a number of theories, including product liability, consumer fraud, breach of special duty, negligence and civil conspiracy. Among other things, the complaint alleges that nicotine is an addictive substance, that the tobacco companies, by using reconstituted tobacco and other additives, are able to control the precise amount and/or the bioavailability of nicotine in their cigarettes and that LTRI, formerly a subsidiary of Kimberly-Clark, specializes in the tobacco reconstitution process and in helping tobacco companies control the nicotine in their cigarettes. The defendants have sought to remove the case to the U.S. District Court for the Western District of Pennsylvania. Plaintiff's motion to remand the case to state court is pending.

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

     During 1998, Kimberly-Clark was voluntarily dismissed, with prejudice, from a purported tobacco class action brought by James E. McCune in 1997 in the Circuit Court of Kanawha County, West Virginia, and, in December 1998, the federal district court in Utah dismissed Kimberly-Clark, with prejudice, from a tobacco class action brought by three union health and welfare funds.

     Also, the Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without a material effect on the Company's consolidated financial statements.

NOTE 12.  ENVIRONMENTAL MATTERS

     The Company's operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of the Company's operations expose it to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Based on the Company's experience to date, the Company believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims, will not have a material adverse effect on the Company's financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on the Company's financial condition or results of operations.

     Prior to the Distribution, Kimberly-Clark was named a potentially responsible party ("PRP") under the provisions of the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), or analogous state statutes, in connection with two waste disposal sites utilized by the Company's Spotswood, New Jersey mill. Prior to the Distribution, the Spotswood mill also responded to an information request by the New Jersey Department of Environmental Protection and Energy ("NJDEP") with respect to another landfill site allegedly used by the Spotswood mill. The Company has assumed Kimberly-Clark's liabilities at each of these sites but does not believe that any of these proceedings will result in the imposition of monetary sanctions or have a material adverse effect on the Company's business or financial condition.

     The Company also assumed responsibility to administer a consent order between Kimberly-Clark and the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee, Massachusetts. The Company is obligated to maintain the integrity of the cover and to sample groundwater by means of monitoring wells, in addition to other long-term maintenance responsibilities for this former non-hazardous waste disposal facility. Under the terms of a January 24, 1997 Administrative Consent Order with MDEP, as amended ("Consent Order"), the Company was required to reduce concentrations of landfill gases at the landfill property line to specified levels by September 15, 1998. The Company has met the specified levels at 22 of 26 gas monitoring wells, but four monitoring wells have not yet attained such levels at 30 feet below ground level. Since such noncompliance does not create a safety risk, the Company has applied to MDEP to modify the Consent Order so that gas concentration measurements are restricted to 20 feet below ground level and monitoring frequency is reduced to twice per month. Pending a decision on the Company's request to modify the Consent Order, the Company must continue to monitor gas concentrations at the property line as specified in the Consent Order. Although the literal terms of the Consent Order could subject the Company to penalties for failing to meet the September 15, 1998 deadline, the Company does not expect the imposition of penalties based on the absence of a safety risk and current progress toward full compliance. The estimated cost of the remaining corrective action and annual operating expenses

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

expected to be incurred under the Consent Order, without the modifications requested by the Company, is $0.2, which amount has been accrued as of December 31, 1998.

     On December 7, 1998, the Company's Lee mills received a Notice of Enforcement Conference concerning self-reported exceedances of its National Pollutant Discharge Elimination System Permit limit on biological oxygen demand ("BOD") for four consecutive months (June 1998 through September 1998). Company representatives presented an action plan to MDEP that the Company believes will prevent future exceedances of its BOD limits. MDEP proposed that the Company enter into an Administrative Consent Order With Penalty that would detail the corrective actions to be taken, a timeline for implementation and stipulated penalties for any future, as well as past, violations. MDEP has proposed a total penalty of fifteen thousand dollars for past exceedances of the BOD limits. The Company does not believe that the cost of any corrective action or the amount of any administrative penalties will have a material adverse effect on the Company's business or financial condition.

     Certain of the Company's facilities comprising the Lee mills and the Spotswood mill were subject to Title V of the Clean Air Act Amendments of 1990 and were, therefore, required to apply for Operating Permits under that title. The Columbia mill and the Niagara mill (portions of the Lee mills) received final Title V Operating Permits on April 21, 1998 and May 4, 1998, respectively. On February 4, 1999, the Spotswood mill filed an amended Operating Permit Application in response to NJDEP's Notice of Administrative Incompleteness issued to the mill. No material capital expenditures or operating expenses are expected to be incurred by the U.S. business as a result of this permitting process.

     The Company's U.S. operations were not impacted by the first phase of the revised U.S. Environmental Protection Agency's ("EPA's") "Cluster Rules". Subsequent phases of the Cluster Rules could impact the Company's U.S. facilities; however, the potential impact cannot be estimated until after the EPA proposes applicable requirements, if any.

     The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada. For these purposes, the Company incurred total capital expenditures of $1.7 in 1998, and anticipates that it will incur approximately $2 to $4 annually in 1999 and 2000. The major projects included in these estimates include upgrading wastewater treatment facilities at various locations and installation of ink solvent treatment equipment in France. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in capacity expansion, quality improvements, capital replacements, productivity improvements, or cost containment projects, and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

NOTE 13.  BUSINESS SEGMENTS AND GEOGRAPHY

  Business Segment Reporting

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Information presented herein is in accordance with this new disclosure standard and closely aligns with geographic information presented by the Company in previous years.

     The Company is operated and managed based on the geographical location of its manufacturing operations: the U.S., France and Brazil. These business segments manufacture and sell cigarette, tipping and plug wrap papers, used to wrap various parts of a cigarette, reconstituted tobacco products, and paper products used in cigarette packaging, primarily to the tobacco industry. While the products are comparable in each segment, they vary based on the technological capabilities of each of the manufacturing operations and the respective markets and customers served. Sales by a segment into markets primarily served by a different

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

segment occur where specific product needs cannot be cost effectively met by the manufacturing operations in that segment.

     Tobacco industry products comprised 90 percent of the Company's consolidated net sales in 1998, and 94 percent in 1997 and 1996. The Company's non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

  Consolidated Operations by Segment

     For purposes of the segment disclosure in the following tables, the term "United States" includes operations in the U.S. and Canada. The Canadian operations only produce flax fiber used as raw material in the U.S. operations. The Company's Brazilian operations acquired on February 2, 1998 and the operations of the French business acquired on February 11, 1998 are included in the Company's consolidated financial statements since the beginning of February 1998.

     Intercompany sales of products between segments are made at market prices and are referred to as intersegment items. Expense amounts not associated with segments are referred to as unallocated items. Assets reported by segment represent assets which are directly used and an allocated portion of jointly used assets. These assets include receivables from other segments and are included in eliminations.

                                                      NET SALES             OPERATING PROFIT       TOTAL ASSETS
                                               ------------------------   ---------------------   ---------------
                                                1998     1997     1996    1998    1997    1996     1998     1997
                                               ------   ------   ------   -----   -----   -----   ------   ------
United States................................  $186.0   $195.5   $212.3   $ 6.2   $21.2   $23.7   $156.3   $155.4
France.......................................   312.0    268.8    263.5    60.3    66.4    55.5    254.5    237.6
Brazil.......................................    57.9     N.A.     N.A.    (2.3)   N.A.    N.A.     67.3     N.A.
                                               ------   ------   ------   -----   -----   -----   ------   ------
         Subtotal............................   555.9    464.3    475.8    64.2    87.6    79.2    478.1    393.0
                                               ------   ------   ------
Intersegment sales by:
  United States..............................    (7.1)    (1.2)    (2.6)
  France.....................................    (2.1)    (2.5)    (1.9)
  Brazil.....................................      --     N.A.     N.A.
                                               ------   ------   ------
         Subtotal............................    (9.2)    (3.7)    (4.5)
                                               ------   ------   ------
Unallocated items and eliminations, net......      --       --       --    (5.1)   (5.7)   (5.2)    (3.4)    (2.0)
                                               ------   ------   ------   -----   -----   -----   ------   ------
              Consolidated...................  $546.7   $460.6   $471.3   $59.1   $81.9   $74.0   $474.7   $391.0
                                               ======   ======   ======   =====   =====   =====   ======   ======

                                            CAPITAL SPENDING           DEPRECIATION AND AMORTIZATION
                                        -------------------------     -------------------------------
                                        1998      1997      1996       1998        1997        1996
                                        -----     -----     -----     -------     -------     -------
United States........................   $ 9.2     $16.3     $18.5      $11.6       $ 6.8       $ 5.9
France...............................    25.3      19.5      33.0        9.5         7.6         7.5
Brazil...............................     2.2      N.A.      N.A.        3.7        N.A.        N.A.
                                        -----     -----     -----      -----       -----       -----
              Consolidated...........   $36.7     $35.8     $51.5      $24.8       $14.4       $13.4
                                        =====     =====     =====      =====       =====       =====

---------------

N.A. -- Not Applicable

  Consolidated Operations by Geographic Area

     Long-lived assets, excluding deferred income tax assets and certain other deferred charges, were $102.9, $144.4 and $49.1 in the U.S., France and Brazil, respectively, as of December 31, 1998, and $104.9 and $106.5 in the U.S. and France, respectively at December 31, 1997.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     For purposes of the geographic disclosure in the following table, net sales are attributed to geographic locations based on the location of the Company's direct customers.

                                                                     NET SALES
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
United States...............................................  $156.2   $169.3   $180.9
Europe and the former Commonwealth of Independent States....   224.7    192.7    190.5
Asia/Pacific (including China)..............................    76.8     68.3     68.1
Latin America(1)............................................    67.4     10.5      7.5
Other foreign countries.....................................    21.6     19.8     24.3
                                                              ------   ------   ------
          Consolidated......................................  $546.7   $460.6   $471.3
                                                              ======   ======   ======

---------------

(1) Substantially all of the Company's net sales to Latin America were to customers in Brazil in each of the periods presented.

NOTE 14.  MAJOR CUSTOMERS

     Two of the Company's customers have accounted for a significant portion of the Company's net sales in one or more of the last several years, and the loss of one or both such customers, or a significant reduction in one or both of these customers' purchases, could have a material adverse effect on the Company's results of operations. Net sales to Philip Morris Incorporated ("Philip Morris"), together with its affiliates and designated converters, accounted for approximately 28 percent, 36 percent and 35 percent, of total consolidated net sales for the years ended December 31, 1998, 1997 and 1996, respectively. As a result of the acquisition of the Brazilian business in 1998, a substantial portion of whose sales are to a subsidiary of B.A.T. Industries PLC ("BAT"), net sales to BAT, together with its affiliates and designated converters, increased to approximately 14 percent of consolidated net sales for the year ended December 31, 1998. For periods prior to 1998, BAT was a significant customer, but accounted for less than ten percent of the Company's consolidated net sales. Each of the Company's segments reported sales to these customers for each of the respective periods reported above.

     The Company had sales to the minority shareholder of LTRI of $16.8, $14.0 and $18.4 in 1998, 1997 and 1996, respectively.

     The Company's consolidated accounts receivable at December 31, 1998 and 1997 included balances from Philip Morris and BAT, together with their respective affiliates and designated converters. The percentage of these customers' balances of consolidated accounts receivable is approximately the same as their respective percentages of consolidated net sales. The Company performs ongoing credit evaluations on all of its customers' financial condition and generally does not require collateral or other security to support customer receivables.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 15.  UNAUDITED QUARTERLY FINANCIAL DATA AND COMMON STOCK INFORMATION

     The Company's Common Stock is listed on the New York Stock Exchange under the ticker symbol "SWM". As of December 31, 1998, there were 7,690 stockholders of record of the Company's Common Stock. This number does not include shares held in "nominee" or "street" name.

                                                                           1998
                                                     ------------------------------------------------
                                                     FIRST    SECOND(1)   THIRD    FOURTH(2)    YEAR
                                                     ------   ---------   ------   ---------   ------
Net Sales..........................................  $134.3    $144.0     $134.4    $134.0     $546.7
Gross Profit.......................................    31.1      27.7       26.7      20.6      106.1
Operating Profit...................................    20.6      15.6       15.2       7.7       59.1
Net Income.........................................  $ 10.0    $ 12.2     $  6.8    $  2.0     $ 31.0
Net Income Per Share:
  Basic............................................  $  .62    $  .76     $  .43    $  .13     $ 1.94
  Diluted..........................................     .61       .75        .43       .13       1.92
Cash Dividends Declared and Paid Per Share.........  $  .15    $  .15     $  .15    $  .15     $  .60
Market Price Per Share:
  High.............................................  $38.63    $35.38     $29.19    $22.19     $38.63
  Low..............................................   32.25     27.94      21.31     13.00      13.00
  Close............................................  $34.50    $29.00     $21.75    $15.44     $15.44

                                                                           1997
                                                     ------------------------------------------------
                                                     FIRST     SECOND     THIRD     FOURTH      YEAR
                                                     ------   ---------   ------   ---------   ------
Net Sales..........................................  $113.0    $116.3     $113.4    $117.9     $460.6
Gross Profit.......................................    30.8      33.5       30.3      27.3      121.9
Operating Profit...................................    21.0      22.9       20.6      17.4       81.9
Net Income.........................................  $ 11.3    $ 12.7     $ 11.2    $ 10.1     $ 45.3
Net Income Per Share:
  Basic............................................  $  .70    $  .79     $  .70    $  .63     $ 2.82
  Diluted..........................................     .69       .78        .68       .62       2.77
Cash Dividends Declared and Paid Per Share.........  $  .15    $  .15     $  .15    $  .15     $  .60
Market Price Per Share:
  High.............................................  $35.63    $40.63     $43.66    $44.50     $44.50
  Low..............................................   30.25     29.88      36.56     33.00      29.88
  Close............................................  $30.25    $37.50     $42.50    $37.25     $37.25

---------------

(1) Results for the second quarter 1998 included a deferred income tax benefit as a result of an adjustment of valuation allowances against French NOLs of $5.2, or $.32 per share, partially offset by a $1.7 pre-tax charge related to a restructuring of the Spotswood mill workforce, the net income effect of which was $(1.0), or $(.06) per share.
(2) Results for the fourth quarter 1998 included a $4.2 pre-tax charge, the net income effect of which was $(2.2), or $(.14) per share, related to write-downs of idled equipment and one-time labor payments.

             SCHWEITZER-MAUDUIT INTERNATIONAL INC. AND SUBSIDIARIES

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Schweitzer-Mauduit International,
Inc.:

     We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flow for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
January 22, 1999

             SCHWEITZER-MAUDUIT INTERNATIONAL INC. AND SUBSIDIARIES

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

     As can be expected in a complex and dynamic business environment, some financial statement amounts are based on management's estimates and judgments. Even though estimates and judgments are used, measures have been taken to provide reasonable assurance of the integrity and reliability of the financial information contained in this Annual Report. These measures include an effective control-oriented environment in which a company-wide internal control program plays an important role, an Audit Committee of the Board of Directors which oversees the financial reporting process, and independent audits. As part of that responsibility, the Audit Committee recommended to the Board of Directors the selection of the Company's independent public accountants, Deloitte & Touche LLP.

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

/s/ Wayne H. Dietrich
Wayne H. Deitrich
Chairman of the Board and Chief Executive Officer

/s/ Paul C. Roberts
Paul C. Roberts
Chief Financial Officer and Treasurer

January 22, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section of the Company's Proxy Statement dated March 12, 1999 (the "1999 Proxy Statement") captioned "Certain Information Regarding Directors and Nominees" under "Proposal 1. Election of Directors" identifies members of the Board of Directors of the Company and nominees, and is incorporated in this Item 10 by reference.

     See also "Executive Officers of the Registrant" appearing in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     The information in the section of the 1999 Proxy Statement captioned "Executive Compensation" under "Proposal 1. Election of Directors" is incorporated in this Item 11 by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information in the sections of the 1999 Proxy Statement captioned "Security Ownership of Management" and "Security Ownership of Certain Beneficial Holders" under "Proposal 1. Election of Directors" is incorporated in this Item 12 by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the section captioned "Certain Transactions and Business Relationships" under "Proposal 1. Election of Directors" of the 1999 Proxy Statement is incorporated in this Item 13 by reference.

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

     (b) Reports on Form 8-K

          (i) The Company filed a Current Report on Form 8-K dated October 8, 1998, which reported the Company's expected third quarter 1998 earnings.

          (ii) The Company filed a Current Report on Form 8-K dated December 3, 1998, which reported that the Company's Board of Directors authorized the repurchase of the Company's common stock during the period January 1, 1999 through December 31, 2000 in an aggregate amount not to exceed $20 million.

          (iii) The Company filed a Current Report on Form 8-K dated December 18, 1998, which reported the Company's announcement of a fourth quarter 1998 charge to earnings and expected fourth quarter 1998 earnings, and reiterated the share repurchase program reported on Form 8-K dated December 3, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

                                       By:      /s/ WAYNE H. DEITRICH
                                         ---------------------------------------
                                                    Wayne H. Deitrich
                                                Chairman of the Board and
                                                 Chief Executive Officer
                                              (principal executive officer)

Dated: March 4, 1999

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

                        NAME                                      POSITION                   DATE
                        ----                                      --------                   ----

                /s/ WAYNE H. DEITRICH                  Chairman of the Board and        March 4, 1999
-----------------------------------------------------    Chief Executive Officer
                  Wayne H. Deitrich                      (principal executive officer)

                 /s/ PAUL C. ROBERTS                   Chief Financial Officer          March 4, 1999
-----------------------------------------------------    and Treasurer
                   Paul C. Roberts                       (principal financial officer)

               /s/ WAYNE L. GRUNEWALD                  Controller                       March 4, 1999
-----------------------------------------------------    (principal accounting
                 Wayne L. Grunewald                      officer)

                          *                            Director                         March 4, 1999
-----------------------------------------------------
                  Claire L. Arnold

                          *                            Director                         March 4, 1999
-----------------------------------------------------
                   K.C. Caldabaugh

                          *                            Director                         March 4, 1999
-----------------------------------------------------
                 Laurent G. Chambaz

                          *                            Director                         March 4, 1999
-----------------------------------------------------
                 Richard D. Jackson

                          *                            Director                         March 4, 1999
-----------------------------------------------------
                  Leonard J. Kujawa

                          *                            Director                         March 4, 1999
-----------------------------------------------------
                Jean-Pierre Le Hetet

                          *                            Director                         March 4, 1999
-----------------------------------------------------
                  Larry B. Stillman

             *By: /s/ WILLIAM J. SHARKEY                                                March 4, 1999
  -------------------------------------------------
                 William J. Sharkey
                  Attorney-In-Fact

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                               INDEX TO EXHIBITS

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
 2.1          --   Distribution Agreement (incorporated by reference to Exhibit
                   2.1 to Form 10/A Amendment 2, dated October 27, 1995).
 2.2          --   Stock Purchase Agreement by and between SWM, Souza Cruz S.A.
                   and Contab Participacoes Ltda. dated December 16, 1997 for the purchase of Companhia Industrial de Papel Pirahy
                   (incorporated by reference to Exhibit 2.1 to Form 8-K, dated
                   February 2, 1998).
 3.1          --   Certificate of Incorporation (incorporated by reference to
                   Exhibit 3.1 to Form 10, dated September 12, 1995).
 3.2          --   By-Laws, as amended on and through February 27, 1996
                   (incorporated by reference to Exhibit 3.2 to the Company's
                   Form 10-K for the year ended December 31, 1995).
 4.1          --   Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form 10/A Amendment 2, dated October 27,
                   1995).
 4.2          --   Rights Agreement (incorporated by reference to Exhibit 4.2 to Form 10/A Amendment 2, dated October 27, 1995).
 10.1         --   Transfer, Contribution and Assumption Agreement
                   (incorporated by reference to Exhibit 10.1 to Form 10/A
                   Amendment 2, dated October 27, 1995).
 10.2         --   Corporate Services Agreement (incorporated by reference to
                   Exhibit 10.2 to Form 10/A Amendment 2, dated October 27,
                   1995).
 10.3         --   Employee Matters Agreement (incorporated by reference to
                   Exhibit 10.3 to Form 10/A Amendment 2, dated October 27,
                   1995).
 10.4         --   Tax Sharing Agreement (incorporated by reference to Exhibit
                   10.4 to Form 10/A Amendment 2, dated October 27, 1995).
 10.5         --   Outside Directors' Stock Plan (incorporated by reference to
                   Exhibit 10.5 to Form 10/A Amendment 2, dated October 27,
                   1995).
 10.6*        --   Annual Incentive Plan Amended and Restated as of February
                   25, 1999.
 10.7*        --   Equity Participation Plan Amended and Restated as of
                   February 25, 1999.
 10.8*        --   Long-Term Incentive Plan Amended and Restated as of February
                   25, 1999.
 10.9.1       --   Amended and Restated Agreement between Philip Morris
                   Incorporated and Schweitzer-Mauduit International, Inc. for
                   Fine Paper Supply, effective April 1, 1998+ (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998).
 10.9.2       --   Technology Ownership, Technical Assistance and Technology
                   License Agreement by and among Philip Morris Incorporated,
                   Philip Morris Products, Inc. and Schweitzer-Mauduit
                   International, Inc., effective April 1, 1998+ (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998).
 10.10.1*     --   Supply Agreement between Companhia Industrial de Papel
                   Pirahy and Souza Cruz S.A. dated as of February 2, 1998+.
 10.11*       --   Supplemental Benefit Plan Amended and Restated as of
                   February 25, 1999.
 10.12*       --   Executive Severance Plan Amended and Restated as of February
                   25, 1999.

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
 10.13.1      --   Amended and Restated Credit Agreement dated January 29, 1998 between the Company, as Borrower and Guarantor, SMF, as
                   Borrower, PdM Industries, as Borrower, SM-Spain, as
                   Borrower, the Banks named therein and Societe Generale, as
                   Agent (the "Amended and Restated Credit Agreement")
                   (incorporated by reference to Exhibit 10 to the Company's
                   Form 10-Q for the quarter ended March 31, 1998).
 10.13.2*     --   Amendment No. 1, dated January 29, 1999, to the Amended and
                   Restated Credit Agreement.
 21.1*        --   Subsidiaries of the Company.
 23.1*        --   Independent Auditors' Consent.
 24.1*        --   Powers of Attorney.
 27.1*        --   Financial Data Schedule (for SEC use only).

---------------

* Filed herewith.
+ Exhibit has been redacted pursuant to a Confidentiality Request under Rule
  24(b)-2 of the Securities Exchange Act of 1934.