Form 10-Q
period 1999-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 1999-05-07
CIK 1000623

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1999

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

Yes    X   .  No         .
   --------     ---------

As of March 31, 1999, 15,925,541 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                           --------------------
                                                            1999           1998
                                                           ------         ------
Net Sales ...........................................      $128.6         $134.3
     Cost of products sold ..........................        99.2          103.2
                                                           ------         ------
Gross Profit ........................................        29.4           31.1
     Selling expense ................................         4.7            4.9
     Research expense ...............................         1.8            1.3
     General expense ................................         4.9            4.3
                                                           ------         ------
Operating Profit ....................................        18.0           20.6
     Interest expense ...............................        (1.5)          (1.4)
     Other income, net ..............................         1.0            0.6
                                                           ------         ------
Income Before Income Taxes and Minority Interest.....        17.5           19.8
     Provision for income taxes .....................         6.8            8.1
                                                           ------         ------
Income Before Minority Interest .....................        10.7           11.7
     Minority interest in earnings of subsidiaries...         1.6            1.7
                                                           ------         ------
Net Income ..........................................      $  9.1         $ 10.0
                                                           ======         ======

Net Income per Common Share:
     Basic ..........................................      $  .57         $  .62
                                                           ======         ======
     Diluted ........................................      $  .57         $  .61
                                                           ======         ======

Cash Dividends Declared per Common Share ............      $  .15         $  .15
                                                           ======         ======

            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                                          MARCH 31,   DECEMBER 31,
                                                                                            1999          1998
                                                                                           ------        ------
                                     ASSETS
Current Assets
     Cash and cash equivalents ......................................................      $  6.6        $  6.7
     Accounts receivable ............................................................        73.8          69.5
     Inventories ....................................................................        65.6          69.4
     Current income tax refunds receivable ..........................................          --           2.8
     Deferred income tax benefits ...................................................         4.4           5.2
     Prepaid expenses ...............................................................         4.0           2.7
                                                                                           ------        ------
         Total Current Assets .......................................................       154.4         156.3
                                                                                           ------        ------

 Gross Property .....................................................................       448.8         479.3
     Less accumulated depreciation ..................................................       191.9         196.1
                                                                                           ------        ------
         Net Property ...............................................................       256.9         283.2
                                                                                           ------        ------

Noncurrent Deferred Income Tax Benefits .............................................        15.5          19.7
                                                                                           ------        ------

Deferred Charges and Other Assets ...................................................        16.5          15.5
                                                                                           ------        ------

Total Assets ........................................................................      $443.3        $474.7
                                                                                           ======        ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt ..............................................      $  3.9        $  4.4
     Other short-term debt ..........................................................        16.5          11.3
     Accounts payable ...............................................................        40.2          58.1
     Accrued expenses ...............................................................        52.2          50.7
                                                                                           ------        ------
     Total Current Liabilities ......................................................       112.8         124.5
                                                                                           ------        ------

Long-Term Debt ......................................................................       103.6         108.4
                                                                                           ------        ------
Deferred Income Taxes ...............................................................        12.8          12.7
                                                                                           ------        ------
Other Noncurrent Liabilities ........................................................        24.7          24.1
                                                                                           ------        ------
Minority Interest ...................................................................         8.9           8.0
                                                                                           ------        ------
Contingencies (See Notes 5 and 6)
Stockholders' Equity
     Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued ....          --            --
        Common Stock -$.10 par value - 100,000,000 shares authorized,
         16,078,733 shares issued at both March 31, 1999 and December 31, 1998 ......         l.6           1.6
     Additional paid-in capital .....................................................        60.7          60.7
     Common stock in treasury, at cost - 153,192 and 154,668 shares at March 31, 1999
         and December 31, 1998, respectively ........................................        (3.8)         (3.8)
     Retained earnings ..............................................................       141.5         134.8
     Accumulated other comprehensive income (loss) -
       Unrealized foreign currency translation adjustments ..........................       (19.5)          3.7
                                                                                           ------        ------
         Total Stockholders' Equity .................................................       180.5         197.0
                                                                                           ------        ------

Total Liabilities and Stockholders' Equity ..........................................      $443.3        $474.7
                                                                                           ======        ======

            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               U.S. $ IN MILLIONS
                                   (UNAUDITED)

                                                                                                              ACCUMULATED
                                                 COMMON STOCK ISSUED   TREASURY STOCK   ADDITIONAL              OTHER
                                                 -------------------   --------------    PAID-IN   RETAINED  COMPREHENSIVE
                                                 SHARES      AMOUNT   SHARES     AMOUNT  CAPITAL   EARNINGS   INCOME (LOSS)  TOTAL
                                                 ------      ------   ------     ------  -------   --------   -------------  -----
BALANCE, DECEMBER 31, 1997 ..............      16,065,443     $1.6                         $60.3    $113.5       $ 4.1      $179.5

Net income for the three months
     ended March 31, 1998 ...............                                                             10.0                    10.0
Adjustments to unrealized foreign
     currency translation ...............                                                                         (3.7)       (3.7)
                                                                                                                            ------
Comprehensive income ....................                                                                                      6.3

Dividends declared ($0.15 per share) ....                                                             (2.4)                   (2.4)
Stock issued to directors as compensation             276                                                                       --
Stock issued for options exercised ......          10,740       --                           0.3        --          --         0.3
                                               ----------    -----                         -----    ------      ------      ------
BALANCE, MARCH 31, 1998 .................      16,076,459      1.6                          60.6     121.1         0.4       183.7

Net income for the nine months
     ended December 31, 1998 ............                                                             21.0                    21.0
Adjustments to unrealized foreign
     currency translation ...............                                                                          3.3         3.3
                                                                                                                            ------
Comprehensive income ....................                                                                                     24.3

Dividends declared ($0.45 per share) ....                                                             (7.2)                   (7.2)
Purchases of treasury stock .............                            155,700     $(3.8)                                       (3.8)
Stock issued to directors as compensation           1,074             (1,032)                                                   --
Stock issued for options exercised ......           1,200                                                                       --
Adjustments due to rounding .............              --       --        --        --       0.1      (0.1)         --          --
                                               ----------    -----   -------     -----     -----    ------      ------      ------
BALANCE, DECEMBER 31, 1998 ..............      16,078,733      1.6   154,668      (3.8)     60.7     134.8         3.7       197.0

Net income for the three months
     ended March 31, 1999 ...............                                                              9.1                     9.1
Adjustments to unrealized foreign
     currency translation ...............                                                                        (23.2)      (23.2)
                                                                                                                            ------
Comprehensive loss ......................                                                                                    (14.1)

Dividends declared ($0.15 per share) ....                                                             (2.4)                   (2.4)
Stock issued to directors as compensation              --       --    (1,476)       --        --        --          --          --
                                               ----------    -----   -------     -----     -----    ------      ------      ------
BALANCE, MARCH 31, 1999 .................      16,078,733    $ 1.6   153,192     $(3.8)    $60.7    $141.5      $(19.5)     $180.5
                                               ==========    =====   =======     =====     =====    ======      ======      ======

            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               U.S. $ IN MILLIONS
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                          --------------------
                                                           1999          1998
                                                          ------        ------
Operations
     Net income ....................................      $  9.1        $ 10.0
     Depreciation and amortization .................         5.6           5.1
     Deferred income tax provision .................         1.7           3.9
     Minority interest in earnings of subsidiaries..         1.6           1.7
     Other .........................................         0.7           0.6
     Changes in operating working capital, excluding
          effects of acquisitions ..................       (15.4)        (11.1)
                                                          ------        ------
              Cash Provided by Operations ..........         3.3          10.2
                                                          ------        ------
Investing
     Capital spending ..............................        (5.3)         (5.2)
     Capitalized software costs ....................        (1.0)         (0.9)
     Acquisitions, net of cash acquired ............          --         (65.4)
     Other .........................................        (0.3)         (2.0)
                                                          ------        ------
              Cash Used for Investing ..............        (6.6)        (73.5)
                                                          ------        ------
Financing
     Cash dividends paid to SWM stockholders .......        (2.4)         (2.4)
     Changes in short-term debt ....................         5.2          10.6
     Proceeds from issuances of long-term debt .....         0.7          20.5
     Payments on long-term debt ....................        (0.3)         (0.2)
     Proceeds from issuances of common stock .......          --           0.3
                                                          ------        ------
              Cash Provided by Financing ...........         3.2          28.8
                                                          ------        ------

Decrease in Cash and Cash Equivalents ..............        (0.1)        (34.5)

Cash and Cash Equivalents at Beginning of Period ...         6.7          37.2
                                                          ------        ------

Cash and Cash Equivalents at End of Period .........      $  6.6        $  2.7
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

NOTE 2.  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of SWM and all of its majority-owned subsidiaries, including the results, since the beginning of February 1998, of two companies acquired during February 1998 (see
Note 7). All material intercompany and interdivisional amounts and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and on the same basis as the audited financial statements included in the Company's 1998 Annual Report on Form 10-K. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are generally of a normal recurring nature. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These financial statements should be read in connection with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

         Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average numbers of common shares used in the calculations of basic net income per common share for the three month periods ended March 31, 1999 and 1998 were 15,925,500 and 16,068,000, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three month periods ended March 31, 1999 and 1998 were 15,925,500 and 16,325,900, respectively. The only potential common shares are those related to stock options outstanding during the respective periods.

NOTE 3.  INVENTORIES

         The following schedule details inventories by major class as of March 31, 1999 and December 31, 1998:

                                                                             March 31,     December 31,
                                                                                1999          1998
                                                                                ----          ----
At the lower of cost on the First-In, First-Out (FIFO)
  and weighted average methods or market:
     Raw materials .......................................................      $24.0         $25.9
     Work in process .....................................................        9.9           9.3
     Finished goods ......................................................       24.4          26.6
     Supplies and other ..................................................       13.0          13.2
                                                                                -----         -----
                                                                                 71.3          75.0
Excess of FIFO cost over Last-In, First-Out (LIFO) cost ..................       (5.7)         (5.6)
                                                                                -----         -----

       Total .............................................................      $65.6         $69.4
                                                                                =====         =====

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 4.  INCOME TAXES

         The effective income tax rate for the three month period ended March 31, 1999 was 38.9 percent compared with 40.9 percent for the corresponding period of 1998. The lower 1999 effective income tax rate was primarily the result of a decrease in the French corporate income tax rate from 41.67 percent for 1998 to 40.00 percent for 1999.

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

         Prior to the spin-off, Kimberly-Clark was named a potentially responsible party under the provisions of the U.S. Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, in connection with two waste disposal sites utilized by the Company's Spotswood, New Jersey mill. Prior to the spin-off, the Spotswood mill also responded to an information request by the New Jersey Department of Environmental Protection ("NJDEP") with respect to another landfill site allegedly used by the Spotswood mill. The Company has assumed Kimberly-Clark's liabilities at each of these sites but does not believe that any of these proceedings will result in the imposition of monetary sanctions or have a material adverse effect on the Company's business or financial condition.

         The Company assumed responsibility to administer a consent order between Kimberly-Clark and the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee, Massachusetts. The Company is obligated to maintain the integrity of the cover and to sample groundwater by means of monitoring wells, in addition to other long-term maintenance responsibilities for this former non-hazardous waste disposal facility. Under the terms of a January 24, 1997 Administrative Consent Order with MDEP, as amended ("Consent Order"), the Company was required to reduce concentrations of landfill gases at the landfill property line to specified levels by September 15, 1998. The Company has met the specified levels at 22 of 26 gas monitoring wells, but four monitoring wells have not yet attained such levels at 30 feet below ground level. Since such non-compliance does not create a safety risk, the Company has applied to MDEP to modify the Consent Order so that gas concentration measurements are restricted to 20 feet below ground level and monitoring frequency is reduced to twice per month. MDEP has agreed to modify the monitoring frequency. Pending a decision on the balance of the Company's request to modify the Consent Order, the Company must continue to monitor gas concentrations at the property line in accordance with the revised schedule, and as otherwise currently specified in the Consent Order. Although the literal terms of the Consent Order could subject the Company to penalties for failing to meet the September 15, 1998 deadline, the Company does not expect the imposition of penalties based on the absence of a safety risk and current progress toward full compliance. The estimated cost of the remaining corrective action and annual operating expenses expected

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

to be incurred under the Consent Order, without the modifications requested by the Company, is $0.2, which amount has been accrued as of March 31, 1999.

         On February 4, 1999, the Spotswood mill filed an amended Operating Permit Application under Title V of the Clean Air Act Amendments of 1990 in response to a Notice of Administrative Incompleteness received from NJDEP. The Company and its consultants believe the amended Operating Permit Application has addressed adequately all of the issues noted in the Notice of Administrative Incompleteness. No material capital expenditures or operating expenses are expected to be incurred by the Spotswood mill as a result of this permitting process.

         The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada. For these purposes, the Company anticipates that it will incur capital expenditures of approximately $2 to $4 annually in 1999 and 2000. The major projects included in these estimates include upgrading wastewater treatment facilities at various locations and installation of ink solvent treatment equipment in France. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in capacity expansion, quality improvements, capital replacements, productivity improvements, or cost containment projects, and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

NOTE 6.  LEGAL PROCEEDINGS

         Under the terms of the spin-off, the Company assumed liability for and agreed to indemnify Kimberly-Clark from litigation arising out of the operation of the Company's predecessor businesses, including the following cases:

-        In October 1998, Edward J. Sweeney, Stephen R. Micarek and Lisa A.
         Figura filed, in the Court of Common Pleas of Allegheny County, Pennsylvania, on behalf of themselves and certain residents of Pennsylvania, a purported class action against several tobacco companies, industry trade associations and consultants, tobacco wholesalers and retailers and cigarette component manufacturers, including Kimberly-Clark, seeking equitable relief and punitive damages for the class in an unspecified amount. The class consists of those Pennsylvania residents who, "commencing before age 18...purchased, smoked...and continue to smoke cigarettes manufactured, marketed and sold by defendants". The five count complaint alleges that the defendants are liable to the plaintiffs under a number of theories, including product liability, consumer fraud, breach of special duty, negligence and civil conspiracy. Among other things, the complaint alleges that nicotine is an addictive substance, that the tobacco companies, by using reconstituted tobacco and other additives, are able to control the precise amount and/or the bioavailability of nicotine in their cigarettes and that LTR Industries, S.A. ("LTRI"), formerly a subsidiary of Kimberly-Clark, specializes in the tobacco reconstitution process and in helping tobacco companies control the nicotine in their cigarettes. As a component supplier, the Company believes that Kimberly-Clark has meritorious defenses to this case. However, due to the uncertainties of litigation, the Company cannot predict the outcome of this case and is unable to make a meaningful estimate of the amount or range of loss which could result from an unfavorable outcome. The case will be vigorously defended.

- Kimberly-Clark and LTRI have been dismissed, with prejudice, from all five cases that were pending in the West Virginia courts against several tobacco companies and others as of December 31, 1998.

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

         The above acquisitions were accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the respective dates of the acquisitions. In conjunction with the acquisitions, liabilities were assumed as follows:

              Fair value of assets acquired                       $ 95.7
              Less:  Cash paid for the stock                       (68.3)
                     Direct costs incurred                          (2.0)
                                                                  ------
              Liabilities assumed                                 $ 25.4
                                                                  ======

         The operating results of the newly-acquired companies are included in the Consolidated Statements of Income beginning February 1, 1998. Unaudited consolidated pro forma net sales, net income and diluted earnings per share, assuming the acquisitions had occurred at the beginning of 1998, would have been $143.5, $10.1 and $0.62, respectively for the three month period ended March 31, 1998.

NOTE 8.  BUSINESS SEGMENT REPORTING

         The Company is operated and managed based on the geographical location of its manufacturing operations: the U.S., France and Brazil. These business segments manufacture and sell cigarette, tipping and plug wrap papers used to wrap various parts of a cigarette, reconstituted tobacco products and paper products used in cigarette packaging. While the products are comparable in each segment, they vary based on the technological capabilities of each of the manufacturing operations and the respective markets and customers served. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost effectively met by the manufacturing operations in that segment.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

         Tobacco industry products comprised greater than 90 percent of the Company's consolidated net sales in the periods presented. The Company's non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

         For purposes of the segment disclosure in the following tables, the term "United States" includes operations in the U.S. and Canada. The Canadian operations produce flax fiber used as raw material in the U.S. operations. The Company's Brazilian operations, acquired on February 2, 1998, and the operations of the French business acquired on February 11, 1998 are included in the Company's consolidated financial statements since the beginning of February 1998.

         Intercompany sales of products between segments are made at market prices and are referred to as intersegment sales. Expense amounts not associated with segments are referred to as unallocated expenses. Assets reported by segment represent assets which are directly used and an allocated portion of jointly used assets. These assets include receivables from other segments, which are referred to as intersegment eliminations.


                                      FOR THE THREE MONTHS ENDED
                                      --------------------------                  % OF CONSOLIDATED
                                      MARCH 31,     MARCH 31,    % CHANGE       -------------------
NET SALES                              1999          1998        VS. 1998       1999           1998
---------                              ----          ----        --------       ----           ----
United States ......................  $ 45.5        $ 48.5       - 6.2%         35.4%          36.1%
France..............................    71.5          79.3       - 9.8          55.6           59.1
Brazil..............................    11.7          10.8       + 8.3          9.1             8.0
                                      ------        ------
         Subtotal...................   128.7         138.6
                                      ------        ------
Intersegment sales by:
     United States..................      --          (3.2)                       --           (2.4)
     France.........................    (0.1)         (1.1)                     (0.1)          (0.8)
     Brazil.........................      --            --                        --             --
                                      ------        ------                     -----          -----
         Consolidated ..............  $128.6        $134.3        - 4.2%       100.0%         100.0%
                                      ======        ======                     =====          =====


                          FOR THE THREE MONTHS ENDED
                          --------------------------           % OF CONSOLIDATED           % RETURN ON SALES
                          MARCH 31,   MARCH 31,   % CHANGE     ------------------          -----------------
OPERATING PROFIT            1999        1998      VS. 1998     1999          1998          1999         1998
---------------------       ----        ----      --------     ----          ----          ----         ----
United States .......      $ 4.1       $ 4.3      -  4.7%      22.8%         20.9%          9.0%         8.9%
France ..............       13.6        18.1      - 24.9       75.6          87.8          19.0         22.8
Brazil ..............        2.0        (0.4)       N.M.       11.1          (1.9)         17.1         (3.7)
Unallocated expenses        (1.7)       (1.4)                  (9.5)         (6.8)
                           -----       -----                  -----         -----
         Consolidated      $18.0       $20.6      - 12.6%     100.0%        100.0%         14.0%        15.3%
                           =====       =====                  =====         =====

              N.M. - Not meaningful.

                                                               % OF CONSOLIDATED
                               MARCH 31,    DECEMBER 31,       ------------------
TOTAL ASSETS                     1999          1998            1999          1998
------------                     ----         ----             ----          ----
United States ...........      $ 156.8      $ 156.3            35.4%         32.9%
France ..................        237.9        254.5            53.7          53.6
Brazil ..................         50.3         67.3            11.3          14.2
Intersegment eliminations         (1.7)        (3.4)           (0.4)         (0.7)
                               -------      -------           -----         -----
         Consolidated ...      $ 443.3      $ 474.7           100.0%        100.0%
                               =======      =======           =====         =====

         More than 60 percent of the Company's assets and liabilities are outside of the United States, substantially all of which are in France or Brazil. The balance sheets of the Company's foreign subsidiaries are translated at period-end currency exchange rates, and the differences from historical exchange rates are

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


reflected in accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments. In January 1999, the Brazilian government allowed the Brazilian real to float freely versus the U.S. dollar, which resulted in an immediate and substantial devaluation of the Brazilian real against the U.S. dollar. Negative unrealized foreign currency translation adjustments, as well as the above-indicated total asset reductions, for the three month period ended March 31, 1999 are substantially all due to this devaluation of the Brazilian real and a stronger U.S. dollar against the French franc at March 31, 1999 versus December 31, 1998.

NOTE 9.  NEW ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133 will be effective no later than for the Company's first quarter of 2000. The Company is evaluating the effects of this new statement and when to implement the new requirements.

ITEM 2.  SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Management believes that the following commentary and the tables presented in Note 8 to the Notes to Unaudited Consolidated Financial Statements appropriately discuss and analyze the comparative results of operations and the financial condition of the Company for the periods covered.

RESULTS OF OPERATIONS

Net Sales

         Net sales decreased by $5.7 million in the three month period ended March 31, 1999, compared with the corresponding period of the preceding year. This decrease was due to lower average selling prices in each of the business segments and lower sales volumes in France and Brazil, excluding the additional month of sales in the current year quarter from the two businesses acquired in February 1998. The additional month of sales by the acquired Brazilian and French companies contributed favorably to the net sales comparison by $7.2 million in the quarter, partially offsetting other negative factors. Excluding the additional month of net sales for the acquired entities, net sales decreased by $8.2 million in the quarter due to reduced sales volumes. Excluding the additional month in the current year quarter for the acquisitions, worldwide sales volumes declined by seven percent. Sales volumes from the French businesses declined by 12 percent for the three month period compared with the same period of the prior year, excluding the additional month in the current year quarter for the French acquisition, primarily as a result of decreased shipments to China and Eastern Europe. In Brazil, excluding the additional month in the current year quarter, sales volumes were down by nine percent, primarily due to lower cigarette production in Brazil and a decline in printing and writing paper sales related to weak economic conditions in that country. Sales volumes increased for the quarter at the U.S. business unit by six percent compared with the same three month period of 1998, primarily due to the timing of shipments and increased export sales. Unfavorable sales mix and lower selling prices compared with the same quarter of the prior year resulted in a reduction in net sales of $4.6 million. Changes in currency exchange rates had a nominal impact on the net sales comparison, as the unfavorable effect of a currency devaluation in Brazil on net sales in local currency was offset by a stronger French franc versus the U.S. dollar compared with the same quarter of the prior year.

Operating Profit

         Operating profit decreased by $2.6 million in the three month period ended March 31, 1999, compared with the corresponding period of the preceding year. Operating profit from the French business unit declined by $4.5 million due to the lower sales volumes and lower average selling prices, partially offset by reduced manufacturing costs. In the U.S., the favorable effects of higher sales volumes, the benefits of cost reduction programs and improved mill operations and the absence of $1.2 million in computer systems start-up expenses incurred in the first quarter of 1998 essentially offset the effect of lower average selling prices in 1999. In Brazil, improved mill operations, benefits of cost reduction programs and the positive impact of the Brazilian currency devaluation resulted in an increase in operating profit of $2.4 million for the three-month period. Brazilian margins have improved somewhat since some of its sales are tied to U.S. dollar selling prices. Non-manufacturing expenses increased by $0.9 million during the quarter, primarily due to an additional month of expenses for the two acquired companies in the current year quarter and the timing of certain research expenses. Changes in per ton wood pulp costs compared with the same period of the prior year favorably impacted operating profit by $1.5 million, although this benefit was offset by changes in selling prices.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)


NON-OPERATING EXPENSES

         Interest expense increased by $0.1 million in the three month period ended March 31, 1999 compared with the corresponding period of the preceding year. This increase was primarily the result of an additional month of interest expense related to debt associated with the acquisitions in Brazil and France in February 1998, partially offset by lower average interest rates in 1999. Other income, net consisted primarily of interest income and foreign currency transaction gains and losses in the 1999 and 1998 periods, recovery of prior period business taxes in 1999 and a favorable litigation recovery in 1998.

INCOME TAXES

         The effective income tax rate for the three month period ended March 31, 1999 was 38.9 percent compared with 40.9 percent for the corresponding period of 1998. The lower 1999 effective income tax rate was primarily the result of a decrease in the French corporate income tax rate from 41.67 percent for 1998 to 40.00 percent for 1999.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                        (U.S. $ in millions)
Cash Provided by (Used for):                                                          1999                1998
----------------------------                                                          ----                ----

Changes in operating working capital..............................................  $(15.4)             $(11.1)
Operations........................................................................     3.3                10.2
Capital spending..................................................................    (5.3)               (5.2)
Capitalized software costs........................................................    (1.0)               (0.9)

         The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. The Company's net cash provided by operations decreased from $10.2 million for the three months ended March 31, 1998 to $3.3 million for the three months ended March 31, 1999, primarily as a result of changes in operating working capital, excluding the added working capital obtained with the two acquisitions in 1998. Changes in operating working capital contributed unfavorably to cash flow in both periods, by $15.4 million and $11.1 million in the three month periods ended March 31, 1999 and 1998, respectively. The 1999 increase in working capital was primarily due to a decrease in accounts payable, mainly associated with 1999 payments for capital expenditures and inventory purchases included in accounts payable at December 31, 1998. Excluding working capital of the two acquisitions, the 1998 increase in working capital was primarily due to a decrease in accounts payable, mainly associated with 1998 payments for capital expenditures included in accounts payable at December 31, 1997.

         Capital spending for the three months ended March 31, 1999 included $1.3 million toward the speed-up of two machines in the French mills and $1.1 million toward the expansion of the Malaucene, France mill. During the first quarter of 1998, capital spending included $0.8 million toward upgrades to a paper machine at the Ancram, New York mill.

         In addition to capital spending, in the three month period ended March 31, 1999, the Company incurred and deferred on the balance sheet additional software development costs of $1.0 million toward new integrated computer systems, primarily in France, with the start-up of the French systems to occur in phases commencing in the middle of 1999.

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

         In December 1998, the Company announced that the Board of Directors had authorized the repurchase of shares of the Company's common stock for the period January 1, 1999 through December 31, 2000 in an amount not to exceed $20 million. No repurchases of common stock were made during the first quarter of 1999. In the second quarter of 1999, the Company has begun repurchasing common stock under this program.

         On April 22, 1999, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on June 14, 1999 to stockholders of record on May 10, 1999.

         The Company's ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, stockholder dividends and working capital. Other than expenditures associated with environmental matters (see Note 5 of the Notes to Unaudited Consolidated Financial Statements) and other capital projects mentioned in the Outlook section below, the Company had no material outstanding commitments as of March 31, 1999. The principal sources of cash are expected to be cash flow from operations and borrowings from commercial banks.

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

OUTLOOK

         The difficult market conditions experienced during 1998 are continuing. Sales volumes of the U.S. business are expected to be unfavorably affected by lower U.S. cigarette consumption, due to continuing adverse publicity and increases in the retail selling price of cigarettes, as well as by a decline in the export of cigarettes manufactured in the U.S. Although the Company's shipments to China improved late in the first quarter, these shipments have not returned to the levels experienced during the first six months of 1998. Continued lower sales to Eastern Europe and southeast Asia are expected. Sales volumes in Brazil are also expected to be affected by weak economic conditions in that country. The uncertain pricing environment for the Company's paper products is expected to continue through 1999 due to market conditions and global pricing negotiations with multinational cigarette manufacturers.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)


         With weakened demand for the Company's paper products, certain machines were shut down during 1998 and early 1999 and machine operating schedules were adjusted in order to operate the mills efficiently. The Company's customers in the U.S. traditionally reduce their operating schedules around holidays during the third and fourth quarters, which softens the demand for the Company's products and allows for additional maintenance and capital work. Also, in Brazil, customer orders are typically lower in December due to a January and February holiday season.

         Cost savings are expected to continue from recently implemented and currently planned capital projects and from various cost reduction programs, including the Spotswood mill restructuring program, changes in the Brazilian operations and a current salaried workforce reduction program in the U.S. The per ton cost of wood pulp is expected to increase somewhat in the second quarter of 1999 compared to the first quarter.

         The Company's Brazilian business is expected to achieve positive operating profit for the remainder of 1999 due to improved mill operations and savings from cost reduction programs. The devaluation of the Brazilian currency during the first quarter of 1999 is also expected to have some continuing positive impact on the Company's Brazilian operations. However, changes in both inflation and economic growth rates could have a future impact on the Brazilian business.

         The company expects capital spending for 1999 to be approximately $35 million in total, focused primarily on capacity expansion, product quality improvements and cost reduction opportunities. In the second quarter of 1998, the Company initiated an expansion of the Malaucene mill, which is expected to increase the mill's capacity for finished tipping paper by approximately 45 percent. This project includes spending for increased printing and slitting capabilities and should be completed in the second half of 1999. Capital spending in 1999 will also include spending for a $9.9 million project to increase reconstituted tobacco leaf production capacity at the Spay, France mill by approximately 10 percent.

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

         Because of the numerous information systems, mill process controls and operating systems, and vendors and service providers that the Company uses, as well as the Company's many customers and customer locations around the world, the Company cannot exclude the possibility that there may be some disruption in its business due to the Year 2000 issue. Due to the interdependent nature of the Company and its systems with those of so many customers, vendors and service providers, such as fuel oil suppliers and electric utilities, as well as domestic and foreign governmental agencies, the Company and its operating subsidiaries are exposed to many possible systems failures or processing errors. As a result, the Company

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


and its operating subsidiaries could be materially adversely affected if utilities, private businesses and governmental agencies with which they do business or that provide essential materials or services are not Year 2000 compliant. The Company believes that the most reasonably likely worst case scenarios would be temporary mill closings, delays in the receipt of supplies, delays in the delivery of its products, delays in collection of amounts due the Company, delays in payment of amounts owed by the Company to others, and delays in receipt of needed services. As a consequence of one or more of these scenarios, the Company's results of operations could be materially adversely impacted by a temporary inability to conduct its business in the ordinary course for some period of time. However, the Company believes that its plans, including its contingency planning discussed below, should minimize the adverse effect of any such business disruptions if they should occur.

         Each of the Company's business segments has inventoried its business operations, assessed its susceptibility to system failures or processing errors as a result of Year 2000 issues and developed a plan to address those issues. The plans focus on three elements: information systems software and hardware, mill process controls and operating systems, and vendors and service providers. Each element has been subdivided according to risk potential of high, medium and low. High risk is defined as being critical to uninterrupted operation of the business. Medium risk is defined as being necessary to support the business but temporary work-arounds can be accomplished. Low risk is defined as being minor inconveniences that should not impact the Company's business. Those issues which are considered most critical to continuing operations have been given the highest priority.

         On January 1, 1998, the Company's U.S. operations, including the research and headquarters areas, began utilizing new integrated information systems to replace the Kimberly-Clark systems formerly used in the U.S. A benefit of the new systems is that they are expected to provide Year 2000 compliance in the area of information systems. In the U.S., mill process controls and operating systems have been reviewed for nearly 3,000 pieces of equipment and systems. Nine high risk equipment or systems issues were identified. For these issues, modification requirements and a schedule for compliance have been developed with the applicable equipment and systems vendors. Such corrective action is expected to be completed during the third quarter of 1999.

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

         The Company's Brazilian business has inventoried and evaluated all of its information systems. Nine of its systems required modifications to become Year 2000 compliant. Upgrades for all nine systems have been developed and are expected to be implemented by the end of the second quarter of 1999. Of its mill process control equipment and operating systems, ten required modification and upgrades for these systems have been developed. The required modifications for nine of the ten systems have already been implemented, and the required modifications for the remaining system are expected to be implemented by the end of the second quarter of 1999.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)


         Inquiries have been mailed to key vendors and service providers for the Company's U.S., French and Brazilian operations as to the status of their Year 2000 compliance. Thus far, approximately 70 percent have responded. Follow-up requests have been sent to those vendors and service providers that had not responded and to those whose responses were incomplete or inadequate. Critical vendors and suppliers are being contacted either by phone or in person to review the status of their Year 2000 compliance plans.

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

         The Company currently estimates that the total cost of implementing its Year 2000 compliance plans will be approximately $1.5 million, substantially all to be incurred in 1999, excluding the costs of the new integrated computer systems. Approximately two-thirds of this amount is expected to be expensed and one-third included in capital projects. These preliminary estimates are subject to change, since they are based on presently available information, and will be updated as the Company continues its assessments, proceeds with implementation of modifications and replacements necessary to become compliant, receives further feedback from vendors and service providers and formulates reasonable and necessary contingency plans.

Euro Currency Conversion

         On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legal currencies") and one common currency - the euro. The euro now trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legal currencies will be withdrawn from circulation. The Company established a committee to identify and implement changes necessary to address the systems and business issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions, competitive implications of increased price transparency within European Union countries, changes in currency exchange costs and rate exposures, continuity of contracts that require payment in a legal currency, and tax implications of the conversion. The Company's French subsidiaries currently utilize multi-currency software that was capable of euro-denominated sales and purchase transactions on January 1, 1999. Consideration has also been given to other potential issues in connection with the conversion, including those mentioned above. The Company does not anticipate any significant negative consequences of these issues and does not anticipate that the euro conversion will have a material adverse impact on its financial condition or results of operations.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


FORWARD-LOOKING STATEMENTS

         Certain sections of this report, particularly the foregoing discussion regarding the "Outlook" of the Company and "Factors That May Affect Future Results", contain certain forward-looking statements, generally identified by phrases such as "the Company expects" or words of similar effect. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the results of the Company will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates. The above-mentioned important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 1999 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain factors that could cause the Company's future results to differ materially from those expressed in any such forward-looking statements are discussed in the Company's 1998 Annual Report on Form 10-K, Part II, Item 7, under the heading "Factors That May Affect Future Results".

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         Under the terms of the spin-off, the Company assumed liability for and agreed to indemnify Kimberly-Clark from litigation arising out of the operation of the Company's predecessor businesses. Kimberly-Clark and LTRI have been dismissed, with prejudice, from all five cases that were pending in the West Virginia courts against several tobacco companies and others as of December 31, 1998.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         15. Independent Accountants' Report, dated April 20, 1999 from Deloitte & Touche LLP to Schweitzer-Mauduit International, Inc.
         23.    Independent Accountants' Consent.
         27.    Financial Data Schedule (for SEC use only).


(b)  Reports on Form 8-K:

         (1) On January 26, 1999, the Company filed a Current Report on Form 8-K dated January 25, 1999, to report that an unsolicited tender offer had been made to purchase up to two percent of the Company's outstanding common stock.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Schweitzer-Mauduit International, Inc.
                      (Registrant)



By:     /s/  PAUL C. ROBERTS               By:    /s/  WAYNE L. GRUNEWALD
   --------------------------------           ----------------------------------
        Paul C. Roberts                           Wayne L. Grunewald
        Chief Financial Officer and               Controller
        Treasurer                                 (principal accounting officer)
        (duly authorized officer and
        principal financial officer)

May 7, 1999                                May 7, 1999

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

15.            ---  Independent Accountants' Report, dated April 20, 1999 from
                    Deloitte & Touche LLP to Schweitzer-Mauduit International,
                    Inc.

23.            ---  Independent Accountants' Consent.

27.            ---  Financial Data Schedule (for SEC use only).