Form 10-Q
period 1999-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 1999-08-06
CIK 1000623

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from...........to..............

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

As of June 30, 1999, 15,800,356 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)


                                                        FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                           ENDED JUNE 30,            ENDED JUNE 30,
                                                       ----------------------    ----------------------
                                                           1999         1998         1999         1998
                                                           ----         ----         ----         ----

Net Sales ...........................................  $   119.7    $   144.0    $   248.3    $   278.3
     Cost of products sold ..........................       95.0        116.3        194.2        219.5
                                                       ---------    ---------    ---------    ---------
Gross Profit ........................................       24.7         27.7         54.1         58.8
     Selling expense ................................        4.5          5.3          9.2         10.2
     Research expense ...............................        1.6          1.7          3.4          3.0
     General expense ................................        5.0          5.1          9.9          9.4
                                                       ---------    ---------    ---------    ---------
 Operating Profit ...................................       13.6         15.6         31.6         36.2
     Interest expense ...............................       (1.4)        (1.8)        (2.9)        (3.2)
     Other income, net ..............................        0.9          0.1          1.9          0.7
                                                       ---------    ---------    ---------    ---------
Income Before Income Taxes and Minority Interest ....       13.1         13.9         30.6         33.7
     Provision for income taxes .....................        4.9          0.6         11.7          8.7
                                                       ---------    ---------    ---------    ---------
Income Before Minority Interest .....................        8.2         13.3         18.9         25.0
     Minority interest in earnings of subsidiaries...        1.1          1.1          2.7          2.8
                                                       ---------    ---------    ---------    ---------
Net Income ..........................................  $     7.1    $    12.2    $    16.2    $    22.2
                                                       =========    =========    =========    =========

Net Income per Common Share:
     Basic ..........................................  $     .45    $     .76   $     1.02   $     1.38
                                                       =========    =========    =========    =========
     Diluted ........................................  $     .45    $     .75   $     1.02   $     1.36
                                                       =========    =========    =========    =========

Cash Dividends Declared per Common Share ............  $     .15   $      .15   $      .30   $      .30
                                                       =========    =========    =========    =========



            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                                             JUNE 30,    DECEMBER 31,
                                                                                               1999           1998
---------------------------------------------------------------------------------------------------------------------

                                              ASSETS
Current Assets
     Cash and cash equivalents .......................................................       $    3.2        $    6.7
     Accounts receivable .............................................................           74.6            69.5
     Inventories .....................................................................           64.8            69.4
     Current income tax refunds receivable ...........................................            1.2             2.8
     Deferred income tax benefits ....................................................            3.5             5.2
     Prepaid expenses ................................................................            4.6             2.7
                                                                                             --------        --------
         Total Current Assets ........................................................          151.9           156.3
                                                                                             --------        --------

 Gross Property ......................................................................          448.4           479.3
     Less accumulated depreciation ...................................................          192.8           196.1
                                                                                             --------        --------
         Net Property ................................................................          255.6           283.2
                                                                                             --------        --------

Noncurrent Deferred Income Tax Benefits ..............................................           13.0            19.7
                                                                                             --------        --------

Deferred Charges and Other Assets ....................................................           16.5            15.5
                                                                                             --------        --------

Total Assets .........................................................................       $  437.0        $  474.7
                                                                                             ========        ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt ...............................................       $    3.4        $    4.4
     Other short-term debt ...........................................................           12.6            11.3
     Accounts payable ................................................................           41.4            58.1
     Accrued expenses ................................................................           56.3            50.7
                                                                                             --------        --------
     Total Current Liabilities .......................................................          113.7           124.5
                                                                                             --------        --------

Long-Term Debt .......................................................................          102.2           108.4
                                                                                             --------        --------
Deferred Income Taxes ................................................................           12.5            12.7
                                                                                             --------        --------
Other Noncurrent Liabilities .........................................................           25.3            24.1
                                                                                             --------        --------
Minority Interest ....................................................................            4.4             8.0
                                                                                             --------        --------
Contingencies (See Notes 5 and 6)
Stockholders' Equity
     Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued .....             --              --
     Common Stock -$.10 par value - 100,000,000 shares authorized,
         16,078,733 shares issued at both June 30, 1999 and December 31, 1998 ........            l.6             1.6
     Additional paid-in capital ......................................................           60.7            60.7
     Common stock in treasury, at cost - 278,377 and 154,668 shares at June 30, 1999
         and December 31, 1998, respectively .........................................           (5.8)           (3.8)
     Retained earnings ...............................................................          146.2           134.8
     Accumulated other comprehensive income (loss) -
       Unrealized foreign currency translation adjustments ...........................          (23.8)            3.7
                                                                                             --------        --------
         Total Stockholders' Equity ..................................................          178.9           197.0
                                                                                             --------        --------

Total Liabilities and Stockholders' Equity ...........................................       $  437.0        $  474.7
                                                                                             ========        ========



            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               U.S. $ IN MILLIONS
                                   (UNAUDITED)


                                                                                                                ACCUMULATED
                                                COMMON STOCK ISSUED      TREASURY STOCK    ADDITIONAL              OTHER
                                                -------------------     ----------------    PAID-IN   RETAINED COMPREHENSIVE
                                                 SHARES      AMOUNT     SHARES    AMOUNT    CAPITAL   EARNINGS INCOME (LOSS)  TOTAL
                                                 ------      ------     ------    ------    -------   -------- -------------  -----

BALANCE, DECEMBER 31, 1997..................   16,065,443    $ 1.6                           $ 60.3    $ 113.5    $  4.1     $179.5

Net income for the six months
     ended June 30, 1998....................                                                              22.2                 22.2
Adjustments to unrealized foreign
     currency translation...................                                                                        (3.9)      (3.9)
                                                                                                                             ------
Comprehensive income........................                                                                                   18.3

Dividends declared ($0.30 per share)........                                                              (4.8)                (4.8)
Stock issued to directors as compensation...          582                                                                        --
Stock issued for options exercised..........       11,940       --                              0.3         --        --        0.3
                                               ----------    -----                           ------    -------    ------     ------

BALANCE, JUNE 30, 1998......................   16,077,965      1.6                             60.6      130.9       0.2      193.3

Net income for the six months
     ended December 31, 1998................                                                               8.8                  8.8
Adjustments to unrealized foreign
     currency translation...................                                                                         3.5        3.5
                                                                                                                             ------
Comprehensive income........................                                                                                   12.3

Dividends declared ($0.30 per share)........                                                              (4.8)                (4.8)
Purchases of treasury stock.................                           155,700    $ (3.8)                                      (3.8)
Stock issued to directors as compensation...          768               (1,032)                                                  --
Adjustments due to rounding.................           --       --          --        --        0.1       (0.1)       --         --
                                               ----------    -----     -------    ------     ------    -------    ------     ------

BALANCE, DECEMBER 31, 1998..................   16,078,733      1.6     154,668      (3.8)      60.7      134.8       3.7      197.0

Net income for the six months
     ended June 30, 1999....................                                                              16.2                 16.2
Adjustments to unrealized foreign
     currency translation...................                                                                       (27.5)     (27.5)
                                                                                                                             ------
Comprehensive loss..........................                                                                                  (11.3)

Dividends declared ($0.30 per share)........                                                              (4.8)                (4.8)
Purchases of treasury stock.................                           127,200      (2.0)                                      (2.0)
Stock issued to directors as compensation...           --       --      (3,491)       --         --         --        --         --
                                               ----------    -----     -------    ------     ------    -------     -----     ------

BALANCE, JUNE 30, 1999......................   16,078,733    $ 1.6     278,377    $ (5.8)    $ 60.7    $ 146.2    $(23.8)    $178.9
                                               ==========    =====     =======    ======     ======    =======    ======     ======




            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               U.S. $ IN MILLIONS
                                   (UNAUDITED)

                                                                                         FOR THE SIX MONTHS
                                                                                            ENDED JUNE 30,
                                                                                       ----------------------
                                                                                       1999              1998
                                                                                       ----              ----

Operations
     Net income........................................................              $  16.2           $  22.2
     Depreciation and amortization.....................................                 10.9              10.7
     Deferred income tax provision.....................................                  4.2               1.3
     Minority interest in earnings of subsidiaries.....................                  2.7               2.8
     Other.............................................................                  1.2               2.5
     Changes in operating working capital, excluding
          effects of acquisitions......................................                (11.9)            (11.8)
                                                                                     -------           -------
              Cash Provided by Operations..............................                 23.3              27.7
                                                                                     -------           -------
Investing
     Capital spending..................................................                (15.5)            (12.5)
     Capitalized software costs........................................                 (2.2)             (1.9)
     Acquisitions, net of cash acquired................................                   --             (65.4)
     Other.............................................................                  0.5              (2.3)
                                                                                     -------           -------
              Cash Used for Investing..................................                (17.2)            (82.1)
                                                                                     -------           -------
Financing
     Cash dividends paid to SWM stockholders...........................                 (4.8)             (4.8)
     Cash dividends paid to minority owner.............................                 (5.2)             (5.3)
     Changes in short-term debt........................................                  1.3               7.3
     Proceeds from issuances of long-term debt.........................                  5.2              24.2
     Payments on long-term debt........................................                 (4.1)             (3.5)
     Proceeds from issuances of common stock...........................                   --               0.3
     Purchases of treasury stock.......................................                 (2.0)               --
                                                                                     -------           -------
              Cash Provided by (Used for) Financing....................                 (9.6)             18.2
                                                                                     -------           -------

Decrease in Cash and Cash Equivalents..................................                 (3.5)            (36.2)

Cash and Cash Equivalents at Beginning of Period.......................                  6.7              37.2
                                                                                     -------           -------

Cash and Cash Equivalents at End of Period.............................              $   3.2           $   1.0
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

         Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average numbers of common shares used in the calculations of basic net income per common share for the three and six month periods ended June 30, 1999 were approximately 15,867,200 and 15,896,200, respectively, and for the three and six month periods ended June 30, 1998 were 16,077,900 and 16,073,000, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three and six month periods ended June 30, 1999 were approximately 15,870,100 and 15,897,600, respectively, and for the three and six month periods ended June 30, 1998 were 16,297,200 and 16,311,600, respectively. The only potential common shares are those related to stock options outstanding during the respective periods.

NOTE 3.           INVENTORIES

         The following schedule details inventories by major class:

                                                                         June 30,           December 31,
                                                                           1999                 1998
                                                                        ---------           ------------

At the lower of cost on the First-In, First-Out (FIFO)
 and weighted average methods or market:
     Raw materials ...............................................      $   24.0             $   25.9
     Work in process .............................................           8.9                  9.3
     Finished goods ..............................................          25.5                 26.6
     Supplies and other ..........................................          12.3                 13.2
                                                                        --------             --------
                                                                            70.1                 75.0
Excess of FIFO cost over Last-In, First-Out (LIFO) cost ..........          (5.3)                (5.6)
                                                                        --------             --------

       Total .....................................................      $   64.8             $   69.4
                                                                        ========             ========

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


NOTE 4.           INCOME TAXES

         The effective income tax rates for the three and six month periods ended June 30, 1999 were 37.4 percent and 38.2 percent, respectively, compared with 4.3 percent and 25.8 percent for the respective corresponding periods of 1998. The effective income tax rates for the three and six month periods of 1998 reflected the benefit of a reduction in the valuation allowance recorded against certain French deferred income tax assets arising from net operating loss carryforwards. This adjustment reduced the deferred provision for income taxes by $5.2 in the second quarter of 1998. Excluding the impact of this adjustment, the effective income tax rates for the three and six month periods ended June 30, 1998 would have been 41.7 percent and 41.2 percent, respectively. The lower 1999 effective income tax rates compared with the corresponding periods of 1998, excluding the 1998 income tax adjustment, were primarily due to a decrease in the French corporate income tax rate from 41.7 percent for 1998 to 40.0 percent for 1999 and a greater portion of 1999 earnings generated in Brazil and the United States, which have lower income tax rates than France.

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

         Prior to the spin-off, Kimberly-Clark was named a potentially responsible party under the provisions of the U.S. Comprehensive Environmental Response, Compensation and Liability Act, or analogous state statutes, in connection with two waste disposal sites utilized by the Company's Spotswood, New Jersey mill. The Company has assumed Kimberly-Clark's liabilities at each of these sites. The Company's liability at one of these sites, the Industrial Solvents Chemical Company site in Newberry Township, Pennsylvania, has now been fully resolved with nominal payments made under a 1997 consent decree with the state of Pennsylvania. The Company continues to participate in the remediation of the other site, the Global Landfill Reclaiming Corporation site in Old Bridge, New Jersey, as a member of a group of potentially responsible parties that entered into a consent decree with the state of New Jersey in 1993.

         In 1992, the Company's Spotswood mill received an information request from the New Jersey Department of Environmental Protection and Energy with respect to another landfill site allegedly used by the Spotswood mill. The Company responded and there has been no further inquiry regarding this site.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


         The Company also assumed responsibility to administer a consent order between Kimberly-Clark and the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee, Massachusetts. The Company has taken all practical steps to comply with the consent order and has reduced the concentration of landfill gases to the levels specified in the consent order at 30 feet below ground level in 24 out of 26 gas monitoring wells. Based on discussions with MDEP, the Company does not expect that any penalties or fines will be assessed against the Company as a result of its failure to achieve full compliance with the consent order at 30 feet below ground level at all of the gas monitoring wells. The Company will continue its current remediation activities on a reduced monitoring schedule at this landfill pending receipt of a final decision from MDEP on a request by the Company to amend the consent order to modify the requirement for compliance at 30 feet below ground level.

         The Company does not believe that any of these proceedings will result in the imposition of monetary sanctions or have a material adverse effect on the Company's business or financial condition.

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

NOTE 6.           LEGAL PROCEEDINGS

         Under the terms of the spin-off, the Company assumed liability for and agreed to indemnify Kimberly-Clark from litigation arising out of the operation of the Company's predecessor businesses, including a case captioned Edward J. Sweeney, et. al. v. American Tobacco Company, et. al. (Court of Common Pleas of Allegheny County, Pennsylvania). In June 1999, an oral agreement was reached with the plaintiffs to dismiss, without prejudice, Kimberly-Clark. The Company expects that the parties will shortly finalize and file with the court a stipulated order dismissing Kimberly-Clark from the case.

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

         The operating results of the newly-acquired companies are included in the Consolidated Statements of Income beginning February 1, 1998. Unaudited consolidated pro forma net sales, net income and diluted earnings per share, assuming the acquisitions had occurred at the beginning of 1998, would have been $287.5, $22.3 and $1.37, respectively for the six month period ended June 30, 1998.

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

         Tobacco industry products comprised at least 90 percent of the Company's consolidated net sales in the periods presented. The Company's non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

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

                               FOR THE THREE MONTHS ENDED
                               --------------------------                % OF CONSOLIDATED
                                  JUNE 30,     JUNE 30,     % CHANGE     -----------------
NET SALES                           1999         1998       VS. 1998      1999        1998
---------                           ----         ----       --------      ----        ----


United States .............       $   39.5     $   50.3     - 21.5%       33.0%       34.9%
France ....................           68.3         80.7     - 15.4        57.1        56.1
Brazil ....................           11.9         15.7     - 24.2         9.9        10.9
                                  --------     --------
         Subtotal .........          119.7        146.7
Intersegment sales by:
     United States ........             --         (2.1)                    --        (1.5)
     France ...............             --         (0.6)                    --        (0.4)
     Brazil ...............             --           --                     --          --
                                  --------     --------                  -----       -----
         Consolidated......       $  119.7     $  144.0     - 16.9%      100.0%      100.0%
                                  ========     ========                  =====       =====


                            FOR THE THREE MONTHS ENDED
                            --------------------------                 % OF CONSOLIDATED     % RETURN ON SALES
                              JUNE 30,      JUNE 30,     % CHANGE      -----------------     -----------------
OPERATING PROFIT                1999          1998       VS. 1998       1999       1998       1999       1998
----------------                ----          ----       --------       ----       ----       ----       ----

United States..............   $   1.7       $   1.6       +  6.2%       12.5%      10.3%       4.3%       3.2%
France.....................      12.5          17.3       - 27.7        91.9      110.9       18.3       21.4
Brazil.....................       0.5          (1.7)         N.M.        3.7      (10.9)       4.2      (10.8)
Unallocated expenses.......      (1.1)         (1.6)                    (8.1)     (10.3)
                              -------       -------                    -----      -----
         Consolidated......   $  13.6       $  15.6       - 12.8%      100.0%     100.0%      11.4%      10.8%
                              =======       =======                    =====      =====

            N.M. - Not meaningful.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


                                       FOR THE SIX MONTHS ENDED
                                       ------------------------                      % OF CONSOLIDATED
                                        JUNE 30,       JUNE 30,      % CHANGE       -------------------
NET SALES                                 1999           1998        VS. 1998       1999           1998
---------                                 ----           ----        --------       ----           ----

United States ......................    $  85.0        $  98.8        - 14.0%       34.2%          35.5%
France..............................      139.8          160.0        - 12.6        56.3           57.5
Brazil..............................       23.6           26.5        - 10.9         9.5            9.5
                                        -------        -------
         Subtotal...................      248.4          285.3
Intersegment sales by:
     United States..................         --           (5.3)                       --           (1.9)
     France.........................       (0.1)          (1.7)                       --           (0.6)
     Brazil.........................         --             --                        --             --
                                        -------        -------                     -----          -----
         Consolidated ..............    $ 248.3        $ 278.3        - 10.8%      100.0%         100.0%
                                        =======        =======                     =====          =====


                             FOR THE SIX MONTHS ENDED
                             ------------------------                  % OF CONSOLIDATED     % RETURN ON SALES
                              JUNE 30,      JUNE 30,     % CHANGE      -----------------     -----------------
OPERATING PROFIT                1999          1998       VS. 1998       1999       1998       1999       1998
----------------                ----          ----       --------       ----       ----       ----       ----

United States..............   $   5.8       $   5.9       -  1.7%       18.4%      16.3%       6.8%       6.0%
France.....................      26.1          35.4       - 26.3        82.6       97.8       18.7       22.1
Brazil.....................       2.5          (2.1)         N.M.        7.9       (5.8)      10.6       (7.9)
Unallocated expenses.......      (2.8)         (3.0)                    (8.9)      (8.3)
                              -------       -------                    -----      -----
         Consolidated......   $  31.6       $  36.2       - 12.7%      100.0%     100.0%      12.7%      13.0%
                              =======       =======                    =====      =====

            N.M. - Not meaningful.

                                                                                        % OF CONSOLIDATED
                                           JUNE 30,           DECEMBER 31,              -----------------
 TOTAL ASSETS                                1999                 1998                1999              1998
 ------------                                ----                 ----                ----              ----

United States.........................     $  153.7             $  156.3              35.2%             32.9%
France................................        234.0                254.5              53.5              53.6
Brazil................................         50.7                 67.3              11.6              14.2
Intersegment eliminations.............         (1.4)                (3.4)             (0.3)             (0.7)
                                            -------             --------             -----             -----
         Consolidated.................     $  437.0             $  474.7             100.0%            100.0%
                                           ========             ========             =====             =====


         More than 60 percent of the Company's assets and liabilities are outside of the United States, substantially all of which are in France or Brazil. The balance sheets of the Company's foreign subsidiaries are translated at period-end currency exchange rates, and the differences from historical exchange rates are reflected in accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments. In January 1999, the Brazilian government allowed the Brazilian real to float freely versus the U.S. dollar, which resulted in an immediate and substantial devaluation of the Brazilian real against the U.S. dollar. Negative unrealized foreign currency translation adjustments, as well as the total asset reductions shown above, for the six month period ended June 30, 1999 are substantially all due to this devaluation of the Brazilian real and a stronger U.S. dollar against the French franc at June 30, 1999 versus December 31, 1998.

NOTE 9.           NEW ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet. In July 1999, the FASB issued SFAS No. 137, which delays the effective date for the new requirements of SFAS No. 133 by one year. As a result, SFAS No. 133 will be effective no later than for the Company's first quarter of 2001. The Company is evaluating the effects of this new statement and when to implement the new requirements.

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

RESULTS OF OPERATIONS

Net Sales

         Net sales decreased by $24.3 million in the three month period ended June 30, 1999, compared with the corresponding period of the preceding year. This decrease was due primarily to lower sales volumes and reduced average selling prices in each of the business segments. Net sales decreased by $17.3 million in the quarter due to a 13 percent decline in sales volumes. Sales volumes decreased for the quarter at the U.S. business unit by 18 percent compared with the same three month period of 1998, primarily due to lower domestic cigarette shipments, a decline in the export of cigarettes by U.S. cigarette manufacturers and the timing of the U.S. business unit's shipments. Sales volumes from the French businesses declined by 10 percent, primarily as a result of decreased shipments to China and Eastern Europe. In Brazil, sales volumes were down by 15 percent, primarily due to lower cigarette production in Brazil and a decline in printing and writing paper sales related to weak economic conditions in that country. Unfavorable sales mix and lower selling prices compared with the same quarter of the prior year resulted in a reduction in net sales of $4.7 million. Changes in currency exchange rates had an unfavorable impact of $2.3 million on the net sales comparison, as a result of the unfavorable effect of a currency devaluation in Brazil and a weaker French franc versus the U.S. dollar compared with the same quarter of the prior year.

         Net sales decreased by $30.0 million in the six month period ended June 30, 1999, compared with the corresponding period of the preceding year. This decrease was essentially due to the same factors as discussed above for the three month period. An additional month of sales in the six month period of 1999 by the Brazilian and French companies acquired in February 1998 contributed favorably to the net sales comparison by $7.2 million in the period, partially offsetting the negative factors. Excluding the additional month of net sales for the acquired entities, net sales decreased by $25.5 million in the period due to a 10 percent decline in sales volumes. Excluding the additional month of sales for the acquired entities in the six month period comparison, sales volumes declined by 11 percent in France, 13 percent in Brazil and seven percent in the U.S. Unfavorable sales mix and lower selling prices compared with the same period of the prior year resulted in a reduction in net sales of $9.3 million. Changes in currency exchange rates had an unfavorable impact of $2.4 million on the net sales comparison, as a result of the unfavorable effect of the currency devaluation in Brazil.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

Operating Profit

         Operating profit decreased by $2.0 million in the three month period ended June 30, 1999, compared with the corresponding period of the preceding year. Operating profit from the French business unit declined by $4.8 million due to lower sales volumes, lower average selling prices and start-up costs related to two capital projects, partially offset by reduced manufacturing costs and lower selling expense. In the U.S., the benefits of cost reduction programs, improved mill operations and the absence of a one-time pre-tax charge of $1.7 million in the 1998 period related to a voluntary retirement program for certain hourly employees at the Spotswood mill offset the effect of lower sales volumes and lower average selling prices in 1999. In Brazil, improved mill operations, cost reduction programs and the positive impact of the Brazilian currency devaluation resulted in an increase in operating profit of $2.2 million for the three-month period. Brazilian margins improved over the comparable period of the prior year since some of its sales are tied to U.S. dollar selling prices. Non-manufacturing expenses decreased by $1.0 million during the quarter primarily as a result of reduced selling expense. Changes in per ton wood pulp costs compared with the same period of the prior year favorably impacted operating profit by $1.1 million, although this benefit was offset by changes in selling prices.

         Operating profit decreased by $4.6 million in the six month period ended June 30, 1999, compared with the corresponding period of the preceding year. Operating profit from the French business unit declined by $9.3 million due to lower sales volumes and lower average selling prices, partially offset by reduced manufacturing costs. In the U.S., the benefits of cost reduction programs and improved mill operations, the absence of the one-time pre-tax charge of $1.7 million in the 1998 period related to the voluntary retirement program for certain hourly employees and the absence of $1.2 million in computer systems start-up expenses in the 1998 period offset the effect of lower average selling prices and lower sales volumes in 1999. In Brazil, improved mill operations, cost reduction programs and the positive impact of the Brazilian currency devaluation resulted in an increase in operating profit of $4.6 million for the six-month period. Changes in per ton wood pulp costs compared with the same period of the prior year favorably impacted operating profit by $2.6 million, although this benefit was offset by changes in selling prices.

NON-OPERATING EXPENSES

         Interest expense decreased by $0.4 million and $0.3 million in the three and six month periods ended June 30, 1999, respectively, compared with the corresponding periods of the preceding year. These decreases were primarily the result of lower average interest rates in 1999. The favorable effect of the lower average interest rates in the six month period were partially offset by an additional month of interest expense related to debt associated with the acquisitions in Brazil and France in February 1998. Other income, net consisted primarily of interest income, royalties and foreign currency transaction gains and losses in the 1999 and 1998 periods, recovery of prior period business taxes in 1999 and a favorable litigation recovery in the first quarter of 1998.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


INCOME TAXES

         The effective income tax rates for the three and six month periods ended June 30, 1999 were 37.4 percent and 38.2 percent, respectively, compared with 4.3 percent and 25.8 percent for the respective corresponding periods of 1998. The effective income tax rates for the three and six month periods of 1998 reflected the benefit of a reduction in the valuation allowance recorded against certain French deferred income tax assets arising from net operating loss carryforwards. This adjustment reduced the deferred provision for income taxes by $5.2 million in the second quarter of 1998. Excluding the impact of this adjustment, the effective income tax rates for the three and six month periods ended June 30, 1998 would have been 41.7 percent and 41.2 percent, respectively. The lower 1999 effective income tax rates compared with the corresponding periods of 1998, excluding the 1998 income tax adjustment, were primarily due to a decrease in the French corporate income tax rate from 41.7 percent for 1998 to
40.0 percent for 1999 and a greater portion of 1999 earnings generated in Brazil and the United States, which have lower income tax rates than France.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                       (U.S. $ in millions)
Cash Provided by (Used for):                                                         1999                1998
----------------------------                                                         ----                ----

Changes in operating working capital.............................................. $ (11.9)            $ (11.8)
Operations........................................................................    23.3                27.7
Capital spending..................................................................   (15.5)              (12.5)
Capitalized software costs........................................................    (2.2)               (1.9)

         The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. The Company's net cash provided by operations decreased from $27.7 million for the six months ended June 30, 1998 to $23.3 million for the six months ended June 30, 1999, primarily as a result of a decrease in net income. Changes in operating working capital contributed unfavorably to cash flow in both periods, by $11.9 million and $11.8 million in the six month periods ended June 30, 1999 and 1998, respectively. The 1999 increase in working capital was primarily due to a decrease in accounts payable, mainly associated with 1999 payments for capital expenditures and inventory purchases included in accounts payable at December 31, 1998. Excluding working capital of the two acquisitions, the 1998 increase in working capital was primarily due to a decrease in accounts payable, mainly associated with 1998 payments for capital expenditures included in accounts payable at December 31, 1997.

         In the second quarter of 1998, the Company initiated a $7.1 million expansion of the Malaucene, France mill, which is expected to increase the mill's capacity for finished tipping paper by approximately 45 percent. This project includes spending for increased printing and slitting capabilities. In the fourth quarter of 1998, the Company initiated a $9.9 million capital project to increase reconstituted tobacco leaf production capacity at the Spay, France mill by approximately 10 percent. Both of these capital projects began operation during the second quarter of 1999.

         During the second quarter of 1999, after reaching mutual agreement on certain contractual labor changes with the labor union, a $5.0 million capital project was authorized to install a new high-speed slitter at the Spotswood mill. This project is expected to support further improvement in the manufacturing of cigarette paper, with improved product quality and reduced costs. This project is expected to begin operation in the second half of 2000.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


         Capital spending for the six months ended June 30, 1999 included $6.4 million toward the speed-up of two machines in the French mills and $2.4 million toward the expansion of the Malaucene mill. During the first six months of 1998, capital spending included $1.3 million toward the expansion of the Malaucene mill, $1.0 million toward upgrades to a paper machine at the Spotswood mill, and $0.7 million to complete an upgrade to a paper machine at the Ancram, New York mill.

         In addition to capital spending, in the six month period ended June 30, 1999, the Company incurred and deferred on the balance sheet additional software development costs of $2.2 million toward new integrated computer systems, primarily in France. Several modules successfully began operation in France during the second quarter of 1999 without significant start-up expenses. Increased operating costs and amortization expense for the software placed in service were incurred during the quarter, although these incremental costs were not significant. Other phases of the software development project in France are scheduled to be placed in operation during the second half of 1999 and during 2000.

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

         In December 1998, the Company announced that the Board of Directors had authorized the repurchase of shares of the Company's common stock for the period January 1, 1999 through December 31, 2000 in an amount not to exceed $20 million. Through June 30, 1999, the Company has repurchased a total of 127,200 shares of its common stock for $2.0 million under this program. All of these repurchases took place in the second quarter of 1999. The Company anticipates repurchasing additional common stock under this program during the third quarter of 1999.

         On July 29, 1999, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on September 13, 1999 to stockholders of record on August 9, 1999.

         The Company's ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, stockholder dividends and working capital. Other than expenditures associated with environmental matters (see Note 5 of the Notes to Unaudited Consolidated Financial Statements) and other capital projects mentioned in the Outlook section below, the Company had no material outstanding commitments as of June 30, 1999. The principal sources of cash are expected to be cash flow from operations and borrowings from commercial banks.

         The Company believes its cash flow from operations, together with borrowings available under its revolving credit facilities, will be sufficient to fund its ongoing cash requirements.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


NEW ACCOUNTING STANDARD

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet. In July 1999, the FASB issued SFAS No. 137, which delays the effective date for the new requirements of SFAS No. 133 by one year. As a result, SFAS No. 133 will be effective no later than for the Company's first quarter of 2001. The Company is evaluating the effects of this new statement and when to implement the new requirements.

OUTLOOK

         Difficult market conditions are expected to continue through the remainder of 1999. Sales volumes of the U.S. business are expected to continue to be unfavorably affected by lower U.S. cigarette consumption and production in the U.S., due to continuing adverse publicity and increases in the retail selling price of cigarettes, as well as by a decline in the export of cigarettes manufactured in the U.S. The Company's French business unit's shipments to China have not returned to the levels experienced during the first six months of 1998, and lower sales to Eastern Europe and southeast Asia are also expected to continue. Sales volumes in Brazil are expected to continue to be unfavorably affected by lower cigarette consumption and production in Brazil due to economic conditions in that country, as well as by a decline in the export of cigarettes manufactured in Brazil following recently enacted taxes on exports of cigarettes from Brazil. The uncertain pricing environment for the Company's paper products is expected to continue through 1999 due to weak market conditions and global pricing negotiations with multinational cigarette manufacturers.

         With weakened demand for the Company's paper products, certain machines were shut down to manage inventory levels, and machine operating schedules were adjusted in order to operate the mills efficiently. The Company's customers in the U.S. traditionally reduce their operating schedules around holidays during the third and fourth quarters, which softens demand for the Company's products and allows for additional maintenance and capital work. Also, in Brazil, customer orders are typically lower in December due to a January and February holiday season. Further machine downtime will be taken by the Company during the second half of 1999 as needed in order to control inventories.

         Cost savings are expected to continue from recently implemented and currently planned capital projects and from various cost reduction programs, including the Spotswood mill retirement program, changes in the Brazilian operations and a salaried workforce reduction program in the U.S. Earnings will also benefit from the two major capital projects that began operation in Spay and Malaucene during the second quarter of 1999.

         Although still below that of the comparable periods of the prior year, the per ton cost of wood pulp increased somewhat during the second quarter of 1999 compared with the first quarter of 1999. The per ton cost of wood pulp is expected to increase further during the balance of 1999, and the average cost during the second half of 1999 may exceed that of the comparable prior year period.

         The Company's Brazilian business is expected to achieve positive operating profit for the remainder of 1999 due to improved mill operations and savings from cost reduction programs, although not at the levels achieved in the first two quarters of 1999. The devaluation of the Brazilian currency during the first quarter of 1999 is expected to have some continuing positive impact on the Company's Brazilian operations during the balance of 1999, but not to the extent that it had in the first half of the year.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


         The Company expects capital spending to total between $30 and $35 million in 1999 and between $20 and $25 million in 2000, focused primarily on capacity expansion, product quality improvements and cost reduction opportunities. Capitalized software costs are expected to total approximately $4 million for the full year of 1999 and approximately $2 million in 2000.

         With the objective of largely offsetting the adverse effect of market conditions by achieving improved mill operations and cost reduction programs, management's current expectation is that diluted earnings per share for full year 1999 will exceed the $1.80 per share achieved in 1998, excluding one-time items recorded in 1998.

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

         On January 1, 1998, the Company's U.S. operations, including the research and headquarters areas, began utilizing new integrated information systems to replace the Kimberly-Clark systems formerly used in the U.S. A benefit of the new systems is that they are expected to provide Year 2000 compliance in the area of information systems. In the U.S., mill process controls and operating systems have been reviewed for nearly 3,000 pieces of equipment and systems. Nine high risk equipment or systems issues were identified. For these issues, modification requirements and a schedule for compliance have been developed with the applicable equipment and systems vendors. Approximately 80 percent of these corrective action plans are complete with the balance expected to be completed during the third quarter of 1999.

         The Company's French businesses have inventoried and evaluated all their information systems. Approximately one-fourth of these information systems are believed to be Year 2000 compliant. Upon implementation in mid-1999 of certain new integrated computer systems in France, substantially all of the French businesses' information systems are expected to be Year 2000 compliant. Less than three percent of the approximately 2,000 pieces of mill process control equipment and operating systems will require modification or replacement. Approximately 85 percent of these corrective action plans are complete with the balance expected to be completed by the end of the third quarter of 1999.

         The Company's Brazilian business has inventoried and evaluated all of its information systems. Nine of its systems required modifications to become Year 2000 compliant. Upgrades for all nine systems were developed and implemented by the end of the second quarter of 1999. Of its mill process control equipment and operating systems, ten required modification and upgrades for these systems have been completed.

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

         Coincident with the actions described above, the Company and its operating subsidiaries are developing and evaluating contingency plans to further mitigate the effects of possible disruptions that may occur and are developing and evaluating related cost estimates for such plans. All of the Company's operations are assessing the need for alternative supply arrangements and increased inventory levels of raw materials, supplies and finished goods, as well as other possible measures based on the responses from vendors and service providers. Contingency plans are being developed to try to reasonably ensure that operations are not interrupted and unexpected costs are minimized. However, there can be no assurances that all possible negative consequences can be identified and avoided.

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

Euro Currency Conversion

         On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legal currencies") and one common currency - the euro. The euro now trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legal currencies will be withdrawn from circulation. The Company established a committee to identify and implement changes necessary to address the systems and business issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions, competitive implications of increased price transparency within European Union countries, changes in currency exchange costs and rate exposures, continuity of contracts that require payment in a legal currency and tax implications of the conversion. The Company's French subsidiaries currently utilize multi-currency software that was capable of euro-denominated sales and purchase transactions on January 1, 1999. Consideration has also been given to other potential issues in connection with the conversion, including those mentioned above. The Company does not anticipate any significant negative consequences of these issues and does not anticipate that the euro conversion will have a material adverse impact on its financial condition or results of operations.

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

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company assumed liability for and agreed to indemnify Kimberly-Clark against its costs and liabilities in a case captioned Edward J. Sweeney, et. al. v. American Tobacco Company, et. al. filed in the Court of Common Pleas, Allegheny County, Pennsylvania. In June 1999, an oral agreement was reached with the plaintiffs to dismiss, without prejudice, Kimberly-Clark. The Company expects that the parties will shortly finalize and file with the court a stipulated order dismissing Kimberly-Clark from the case.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on Thursday, April 22, 1999, at which the following matter was submitted to a vote, as had been indicated in the Company's proxy statement mailed on or about March 12, 1999:

         Two nominees, Ms. Claire L. Arnold and Mr. Laurent G. Chambaz were elected as Class I Directors to serve a three-year term expiring at the 2002 Annual Meeting of Stockholders. The results of the voting of stockholders were as follows:

                                                                                                          Broker
                                              For        Against         Withheld      Abstentions       Non-Votes
                                              ---        -------         --------      -----------       ---------

         Director: Ms. Arnold              13,022,285       --            135,571           --               --
         Director: Mr. Chambaz             12,819,035       --            338,821           --               --

         Other Directors continuing in office are (i) Mr. K.C. Caldabaugh, Mr. Jean-Pierre Le Hetet and Mr. Richard D. Jackson, Class II Directors, whose terms will expire at the 2000 Annual Meeting of Stockholders and (ii) Mr. Wayne H. Deitrich, Mr. Leonard J. Kujawa and Mr. Larry B. Stillman, Class III Directors, whose terms will expire at the 2001 Annual Meeting of Stockholders.


ITEM 5.           OTHER INFORMATION

         During the second quarter of 1999, the Board of Directors established a ninth Director position and elected Alan R. Batkin as a Director effective May 1, 1999. Mr. Batkin is Vice-Chairman of Kissinger Associates, Inc., a geopolitical consulting firm and a Director of Hasbro, Inc. and PEC Corporation. He will stand for election at the Annual Meeting of Stockholders in April 2000.

         Also during the second quarter of 1999, a new labor agreement was approved at the Pirahy mill in Brazil. This new collective bargaining agreement expires on May 31, 2000.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

         10. Amendment No. 2, dated May 6, 1999, to the Amended and Restated Credit Agreement.
         15. Independent Accountants' Report, dated July 21, 1999 from Deloitte & Touche LLP to Schweitzer-Mauduit International, Inc.
         23.      Independent Accountants' Consent.
         27.      Financial Data Schedule (for SEC use only).


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

August 6, 1999                             August 6, 1999

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

10.            --  Amendment No. 2, dated May 6, 1999, to the Amended and Restated Credit Agreement.

15.            --  Independent Accountants' Report, dated July 21, 1999 from Deloitte & Touche LLP to
                   Schweitzer-Mauduit International, Inc.

23.            --  Independent Accountants' Consent.

27.            --  Financial Data Schedule (for SEC use only).