Form 10-Q
period 1999-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 1999-11-09
CIK 1000623

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

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

Yes  [X] No  [ ].

As of September 30, 1999, 15,702,808 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)

                                                             FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                          -------------------------         -------------------------
                                                            1999             1998             1999             1998
                                                            ----             ----             ----             ----

Net Sales ........................................        $  125.5         $  134.4         $  373.8         $  412.7
     Cost of products sold .......................            98.3            107.7            292.5            327.2
                                                          --------         --------         --------         --------
Gross Profit .....................................            27.2             26.7             81.3             85.5
     Selling expense .............................             4.7              5.1             13.9             15.3
     Research expense ............................             1.6              1.7              5.0              4.7
     General expense .............................             4.7              4.7             14.6             14.1
                                                          --------         --------         --------         --------
Operating Profit .................................            16.2             15.2             47.8             51.4
     Interest expense ............................            (1.4)            (1.6)            (4.3)            (4.8)
     Other income, net ...........................              --              0.2              1.9              0.9
                                                          --------         --------         --------         --------
Income Before Income Taxes and Minority Interest .            14.8             13.8             45.4             47.5
     Provision for income taxes ..................             5.8              5.6             17.5             14.3
                                                          --------         --------         --------         --------
Income Before Minority Interest ..................             9.0              8.2             27.9             33.2
     Minority interest in earnings of subsidiaries             1.4              1.4              4.1              4.2
                                                          --------         --------         --------         --------
Net Income .......................................        $    7.6         $    6.8         $   23.8         $   29.0
                                                          ========         ========         ========         ========

Net Income per Common Share:
     Basic .......................................        $    .48         $    .43         $   1.50         $   1.81
                                                          ========         ========         ========         ========
     Diluted .....................................        $    .48         $    .43         $   1.50         $   1.79
                                                          ========         ========         ========         ========

Cash Dividends Declared per Common Share .........        $    .15         $    .15         $    .45         $    .45
                                                          ========         ========         ========         ========


            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)

                                                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                                1999                1998
---------------------------------------------------------------------------------------------------------------------------
                                     ASSETS
Current Assets
     Cash and cash equivalents ..........................................................      $   5.6            $   6.7
     Accounts receivable ................................................................         78.5               69.5
     Inventories ........................................................................         62.8               69.4
     Current income tax refunds receivable ..............................................          0.8                2.8
     Deferred income tax benefits .......................................................          3.6                5.2
     Prepaid expenses ...................................................................          3.8                2.7
                                                                                               -------            -------
         Total Current Assets ...........................................................        155.1              156.3
                                                                                               -------            -------

 Gross Property .........................................................................        458.5              479.3
     Less accumulated depreciation ......................................................        200.7              196.1
                                                                                               -------            -------
         Net Property ...................................................................        257.8              283.2
                                                                                               -------            -------

Noncurrent Deferred Income Tax Benefits .................................................         10.7               19.7
                                                                                               -------            -------

Deferred Charges and Other Assets .......................................................         16.5               15.5
                                                                                               -------            -------

Total Assets ............................................................................      $ 440.1            $ 474.7
                                                                                               =======            =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt ..................................................      $   3.5            $   4.4
     Other short-term debt ..............................................................          8.7               11.3
     Accounts payable ...................................................................         41.0               58.1
     Accrued expenses ...................................................................         57.9               50.7
                                                                                               -------            -------
         Total Current Liabilities.......................................................        111.1              124.5
                                                                                               -------            -------

Long-Term Debt ..........................................................................        104.7              108.4
                                                                                               -------            -------
Deferred Income Taxes ...................................................................         12.8               12.7
                                                                                               -------            -------
Other Noncurrent Liabilities ............................................................         23.0               24.1
                                                                                               -------            -------
Minority Interest .......................................................................          6.0                8.0
                                                                                               -------            -------
Contingencies (See Notes 5 and 6)
Stockholders' Equity
     Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued ........           --                 --
     Common Stock -$.10 par value - 100,000,000 shares authorized,
         16,078,733 shares issued at both September 30, 1999 and December 31, 1998 ......          1.6                1.6
     Additional paid-in capital .........................................................         60.7               60.7
     Common stock in treasury, at cost - 375,925 and 154,668 shares at September 30, 1999
         and December 31, 1998, respectively ............................................         (7.1)              (3.8)
     Retained earnings ..................................................................        151.4              134.8
     Accumulated other comprehensive income (loss) -
       Unrealized foreign currency translation adjustments ..............................        (24.1)               3.7
                                                                                               -------            -------
         Total Stockholders' Equity .....................................................        182.5              197.0
                                                                                               -------            -------

Total Liabilities and Stockholders' Equity ..............................................      $ 440.1            $ 474.7
                                                                                               =======            =======

            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               U.S. $ IN MILLIONS
                                  (UNAUDITED)

                                                                                                                ACCUMULATED
                                                 COMMON STOCK ISSUED   TREASURY STOCK    ADDITIONAL                OTHER
                                                 -------------------   --------------      PAID-IN   RETAINED  COMPREHENSIVE
                                                 SHARES       AMOUNT  SHARES     AMOUNT    CAPITAL   EARNINGS  INCOME (LOSS)  TOTAL
                                                 ------       ------  ------     ------    -------   --------  -------------  -----

BALANCE, DECEMBER 31, 1997 .................   16,065,443     $  1.6                         $ 60.3     $113.5   $  4.1      $179.5

Net income for the nine months
 ended September 30, 1998 ..................                                                              29.0                 29.0
Adjustments to unrealized foreign
 currency translation ......................                                                                        0.5         0.5
                                                                                                                             ------
Comprehensive income........................                                                                                   29.5

Dividends declared ($0.45 per share)  ......                                                              (7.2)                (7.2)
Purchases of treasury stock ................                           155,700    $ (3.8)                                      (3.8)
Stock issued to directors as compensation           1,350                                                                        --
Stock issued for options exercised .........       11,940         --        --        --         0.3        --       --         0.3
                                               ----------     ------   -------    ------     -------    ------   ------      ------

BALANCE, SEPTEMBER 30, 1998 ................   16,078,733        1.6   155,700      (3.8)       60.6     135.3      4.6       198.3


Net income for the three months
 ended December 31, 1998 ...................                                                               2.0                  2.0
Adjustments to unrealized foreign
 currency translation ......................                                                                       (0.9)       (0.9)
                                                                                                                             ------
Comprehensive income........................                                                                                    1.1

Dividends declared ($0.15 per share)  ......                                                              (2.4)                (2.4)
Stock issued to directors as compensation                               (1,032)                                                  --
Adjustments due to rounding ................           --         --        --         --        0.1      (0.1)       --         --
                                               ----------     ------   -------     ------    -------    ------    ------     ------

BALANCE, DECEMBER 31, 1998 ..................  16,078,733        1.6   154,668       (3.8)      60.7     134.8       3.7      197.0

Net income for the nine months
 ended September 30, 1999 ...................                                                             23.8                 23.8
Adjustments to unrealized foreign
 currency translation .......................                                                                      (27.8)     (27.8)
                                                                                                                              ------
Comprehensive loss...........................                                                                                  (4.0)

Dividends declared ($0.45 per share)  .......                                                             (7.2)                (7.2)
Purchases of treasury stock .................                          226,400       (3.4)                                     (3.4)
Stock issued to directors as compensation ...          --         --    (5,143)       0.1         --        --        --        0.1
                                               ----------     ------   -------     ------    -------    ------    ------     ------

BALANCE, SEPTEMBER 30, 1999 .................  16,078,733     $  1.6   375,925     $ (7.1)   $  60.7    $151.4    $(24.1)    $182.5
                                               ==========     ======   =======     ======    =======    ======    ======     ======


            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               U.S. $ IN MILLIONS
                                  (UNAUDITED)

                                                                        FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                        --------------------
                                                                        1999            1998
                                                                        ----            ----

Operations
     Net income ..............................................         $ 23.8          $ 29.0
     Depreciation and amortization ...........................           16.5            16.7
     Deferred income tax provision ...........................            7.2             5.3
     Minority interest in earnings of subsidiaries ...........            4.1             4.2
     Other ...................................................           (0.7)            5.0
     Changes in operating working capital, excluding
          effects of acquisitions ............................          (11.4)          (13.8)
                                                                       ------          ------
              Cash Provided by Operations ....................           39.5            46.4
                                                                       ------          ------
Investing
     Capital spending ........................................          (20.3)          (23.3)
     Capitalized software costs ..............................           (2.7)           (3.0)
     Acquisitions, net of cash acquired ......................             --           (65.4)
     Other ...................................................           (0.7)           (2.2)
                                                                       ------          ------
              Cash Used for Investing ........................          (23.7)          (93.9)
                                                                       ------          ------
Financing
     Cash dividends paid to SWM stockholders .................           (7.2)           (7.2)
     Cash dividends paid to minority owner ...................           (5.2)           (5.3)
     Changes in short-term debt ..............................           (2.6)            8.4
     Proceeds from issuances of long-term debt ...............            6.1            24.5
     Payments on long-term debt ..............................           (4.6)           (4.2)
     Purchases of treasury stock .............................           (3.4)           (3.8)
     Proceeds from issuances of common stock .................             --             0.3
                                                                       ------          ------
              Cash Provided by (Used for) Financing ..........          (16.9)           12.7
                                                                       ------          ------

Decrease in Cash and Cash Equivalents ........................           (1.1)          (34.8)

Cash and Cash Equivalents at Beginning of Period .............            6.7            37.2
                                                                       ------          ------

Cash and Cash Equivalents at End of Period ...................         $  5.6          $  2.4
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

     Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average numbers of common shares used in the calculations of basic net income per common share for the three and nine month periods ended September 30, 1999 were approximately 15,756,600 and 15,849,200, respectively, and for the three and nine month periods ended September 30, 1998 were 16,006,600 and 16,050,600, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three and nine month periods ended September 30, 1999 were approximately 15,759,400 and 15,851,000, respectively, and for the three and nine month periods ended September 30, 1998 were 16,099,600 and 16,240,700, respectively. The only potential common shares are those related to stock options outstanding during the respective periods.

NOTE 3.         INVENTORIES

     The following schedule details inventories by major class:

                                                                     September 30,   December 31,
                                                                          1999           1998
                                                                          ----           ----
At the lower of cost on the First-In, First-Out (FIFO)
  and weighted average methods or market:
     Raw materials ...........................................         $  23.7         $  25.9
     Work in process .........................................             9.1             9.3
     Finished goods ..........................................            23.9            26.6
     Supplies and other ......................................            12.2            13.2
                                                                       -------         -------
                                                                          68.9            75.0
Excess of FIFO cost over Last-In, First-Out (LIFO) cost ......            (6.1)           (5.6)
                                                                       -------         -------

       Total .................................................         $  62.8         $  69.4
                                                                       =======         =======

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


NOTE 4.         INCOME TAXES

     The effective income tax rates for the three and nine month periods ended September 30, 1999 were 39.2 percent and 38.5 percent, respectively, compared with 40.6 percent and 30.1 percent for the respective corresponding periods of 1998. The effective income tax rate for the nine month period of 1998 reflected the benefit of a reduction in the valuation allowance recorded against certain French deferred income tax assets arising from net operating loss carryforwards. This adjustment reduced the deferred provision for income taxes by $5.2 in the second quarter of 1998. Excluding the impact of this adjustment, the effective income tax rate for the nine month period ended September 30, 1998 would have been 41.1 percent. The lower 1999 effective income tax rates compared with the corresponding periods of 1998, excluding the 1998 income tax adjustment, were primarily due to a decrease in the French corporate income tax rate from 41.7 percent for 1998 to 40.0 percent for 1999 and a greater portion of 1999 earnings generated in Brazil, which has a lower income tax rate than the Company's average rate.

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

     Prior to the spin-off, Kimberly-Clark was named a potentially responsible party ("PRP") under the provisions of the U.S. Comprehensive Environmental Response, Compensation and Liability Act, and analogous New Jersey statutes, in connection with the Global Landfill Reclaiming Corporation ("Global Landfill") waste disposal site in Old Bridge, New Jersey. The Global Landfill was utilized by Kimberly-Clark's Spotswood, New Jersey mill. The Company has assumed Kimberly-Clark's liabilities for the Global Landfill site. The Company continues to participate in the remediation of the Global Landfill as a member of a group of PRP's that entered into a consent decree with the state of New Jersey in 1993.

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

NOTE 6.         LEGAL PROCEEDINGS

     Under the terms of the spin-off, the Company assumed liability for and agreed to indemnify Kimberly-Clark from litigation arising out of the operation of the Company's predecessor businesses, including a case captioned Edward J. Sweeney, et. al. v. American Tobacco Company, et. al. (Court of Common Pleas of Allegheny County, Pennsylvania). On October 6, 1999, the court entered an order dismissing, without prejudice, Kimberly-Clark from the case.

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

     The operating results of the newly-acquired companies are included in the Consolidated Statements of Income beginning February 1, 1998. Unaudited consolidated pro forma net sales, net income and diluted earnings per share, assuming the acquisitions had occurred at the beginning of 1998, would have been $421.9, $29.1 and $1.80, respectively, for the nine month period ended September 30, 1998.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 8.         BUSINESS SEGMENT REPORTING

     The Company is operated and managed based on the geographical location of its manufacturing operations: the United States, France and Brazil. These business segments manufacture and sell cigarette, tipping and plug wrap papers used to wrap various parts of a cigarette, reconstituted tobacco products and paper products used in cigarette packaging. While the products are comparable in each segment, they vary based on the technological capabilities of each of the manufacturing operations and the respective markets and customers served. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost effectively met by the manufacturing operations in that segment.

     Tobacco industry products comprised approximately 90 percent of the Company's consolidated net sales in the periods presented. The Company's non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

     For purposes of the segment disclosure in the following tables, the term "United States" includes operations in the United States and Canada. The Canadian operations produce flax fiber used as raw material in the U.S. operations. The Company's Brazilian operations, acquired on February 2, 1998, and the operations of the French business acquired on February 11, 1998 are included in the Company's consolidated financial statements since the beginning of February 1998.

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

                                 FOR THE THREE MONTHS ENDED
                                 --------------------------                      % OF CONSOLIDATED
                               SEPTEMBER 30,    SEPTEMBER 30,     % CHANGE       -----------------
NET SALES                           1999             1998         VS. 1998       1999         1998
---------                           ----             ----         --------       ----         ----
United States .........          $  39.1          $  47.4            -17.5%      31.2%        35.3%
France ................             72.5             72.4             +0.1       57.8         53.9
Brazil ................             14.2             16.9            -16.0       11.3         12.5
                                 -------          -------
     Subtotal .........            125.8            136.7

Intersegment sales by:
     United States ....             (0.1)            (2.0)                       (0.1)        (1.5)
     France ...........             (0.2)            (0.3)                       (0.2)        (0.2)
     Brazil ...........               --               --                          --           --
                                 -------          -------           ------      -----        -----
       Consolidated ...          $ 125.5          $ 134.4             -6.6%     100.0%       100.0%
                                 =======          =======           ======      =====        =====


                             FOR THE THREE MONTHS ENDED
                             --------------------------                     % OF CONSOLIDATED      % RETURN ON SALES
                            SEPTEMBER 30,   SEPTEMBER 30,     % CHANGE      -----------------      -----------------
OPERATING PROFIT                1999            1998          VS. 1998       1999      1998         1999       1998
----------------                ----            ----          --------       ----      ----         ----       ----
United States ..........      $  1.1           $  1.4          - 21.4%        6.8%      9.2%         2.8%       3.0%
France .................        15.2             14.7          +  3.4        93.8      96.7         21.0       20.3
Brazil .................         0.8              0.4          +100.0         4.9       2.6          5.6        2.4
Unallocated expenses ...        (0.9)            (1.3)                       (5.5)     (8.5)
                              ------           ------                       -----     -----
      Consolidated......      $ 16.2           $ 15.2          +  6.6%      100.0%    100.0%        12.9%      11.3%
                              ======           ======                       =====     =====

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


                               FOR THE NINE MONTHS ENDED
                               -------------------------                       % OF CONSOLIDATED
                             SEPTEMBER 30,    SEPTEMBER 30,      % CHANGE      -----------------
NET SALES                       1999             1998            VS. 1998      1999         1998
---------                       ----             ----            --------      ----         ----
United States .........        $ 124.1          $  146.2           -15.1%      33.2%        35.4%
France ................          212.3             232.4            -8.6       56.8         56.3
Brazil ................           37.8              43.4           -12.9       10.1         10.5
                               -------           -------
      Subtotal.........          374.2             422.0
Intersegment sales by:
  United States........           (0.1)             (7.3)                        --         (1.7)
  France...............           (0.3)             (2.0)                      (0.1)        (0.5)
  Brazil...............             --                --                         --           --
                               -------          --------                      -----        -----
    Consolidated ......        $ 373.8          $  412.7            -9.4%     100.0%       100.0%
                               =======          ========                      =====        =====


                              FOR THE NINE MONTHS ENDED
                              -------------------------                      % OF CONSOLIDATED        % RETURN ON SALES
                            SEPTEMBER 30,    SEPTEMBER 30,    % CHANGE       ------------------        ----------------
OPERATING PROFIT               1999              1998          VS. 1998       1999         1998        1999       1998
----------------               ----              ----          --------       ----         ----        ----       ----

United States ...........    $   6.9          $   7.3            -5.5%        14.4%        14.2%        5.6%       5.0%
France ..................       41.3             50.1           -17.6         86.4         97.5        19.5       21.6
Brazil ..................        3.3             (1.7)            N.M.         6.9         (3.3)        8.7       (3.9)
Unallocated expenses ....       (3.7)            (4.3)                        (7.7)        (8.4)
                             -------          -------                        ------       -----
       Consolidated......    $  47.8          $  51.4            -7.0%       100.0%       100.0%       12.8%      12.5%
                             =======          =======                        =====        =====

              N.M. - Not meaningful.

                                                                                            % OF CONSOLIDATED
                                             SEPTEMBER 30,        DECEMBER 31,              -----------------
 TOTAL ASSETS                                    1999                 1998                1999              1998
 ------------                                    ----                 ----                ----              ----
United States.........................         $  150.4             $  156.3              34.2%             32.9%
France................................            243.2                254.5              55.2              53.6
Brazil................................             48.3                 67.3              11.0              14.2
Intersegment eliminations.............             (1.8)                (3.4)             (0.4)             (0.7)
                                                -------             --------             -----             -----
         Consolidated.................         $  440.1             $  474.7             100.0%            100.0%
                                               ========             ========             =====             =====

     More than 65 percent of the Company's assets and liabilities are outside of the United States, substantially all of which are in France or Brazil. The balance sheets of the Company's foreign subsidiaries are translated at period-end currency exchange rates, and the differences from historical exchange rates are reflected in accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments. In January 1999, the Brazilian government allowed the Brazilian real to float freely versus the U.S. dollar, which resulted in an immediate and substantial devaluation of the Brazilian real against the U.S. dollar. Negative unrealized foreign currency translation adjustments, as well as the total asset reductions shown above, for the nine month period ended September 30, 1999 are substantially all due to this devaluation of the Brazilian real and a stronger U.S. dollar against the French franc at September 30, 1999 versus December 31, 1998.

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

RESULTS OF OPERATIONS

Net Sales

     Net sales decreased by $8.9 million in the three month period ended September 30, 1999, compared with the corresponding period of the preceding year. This decrease was a result of unfavorable currency exchange rates, lower average selling prices and changes in sales volumes. Changes in currency exchange rates had an unfavorable impact of $3.9 million on the net sales comparison, as a result of a weaker French franc versus the U.S. dollar compared with the same quarter of the prior year and the unfavorable effect of the currency devaluation in Brazil earlier this year. Unfavorable sales mix and lower selling prices compared with the same quarter of the prior year resulted in a reduction in net sales of $3.0 million. Net sales decreased by $2.0 million in the quarter due to changes in sales volumes, although on a consolidated basis sales volumes were essentially the same as the comparable period of the prior year. Sales volumes decreased for the quarter at the U.S. business unit by 12 percent compared with the same three month period of 1998, primarily due to lower domestic cigarette shipments and a decline in the export of cigarettes by U.S. cigarette manufacturers. In Brazil, sales volumes were unchanged from the prior year level, with sales outside of Brazil essentially offsetting weakness within the Brazilian market. Sales volumes from the French businesses improved by seven percent, primarily as a result of increased shipments to Western Europe, Russia and Eastern Europe.

     Net sales decreased by $38.9 million in the nine month period ended September 30, 1999, compared with the corresponding period of the preceding year. This decrease was essentially due to the same factors as discussed above for the three month period. An additional month of sales in the nine month period of 1999 by the Brazilian and French companies acquired in February 1998 contributed favorably to the net sales comparison by $7.2 million in the period, partially offsetting the negative factors. Excluding the additional month of sales for the acquired entities, net sales decreased by $27.5 million in the period due to changes in sales volumes. Excluding the additional month of sales for the acquired entities, total sales volumes declined by seven percent, with declines of nine percent in the United States, eight percent in Brazil and five percent in France. Unfavorable sales mix and lower selling prices compared with the same period of the prior year resulted in a reduction in net sales of $12.3 million. Changes in currency exchange rates had an unfavorable impact of $6.3 million on the net sales comparison, as a result of the unfavorable effect of the currency devaluation in Brazil and the weaker French franc versus the U.S. dollar.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

Operating Profit

     Operating profit increased by $1.0 million in the three month period ended September 30, 1999, compared with the corresponding period of the preceding year, as a result of improvements in the French and Brazilian businesses, partially offset by reduced profitability in the United States. Operating profit from the French business unit improved by $0.5 million due to increased sales volumes, reduced manufacturing costs and lower selling expenses, partially offset by lower average selling prices. Operating profit in Brazil improved by $0.4 million as a result of better mill operations, cost reduction programs and the positive impact of the Brazilian currency devaluation, partially offset by lower average selling prices. Operating profit in the U.S. declined by $0.3 million, with the benefits of cost savings programs and improved mill operations partially offsetting the effect of lower production and sales volumes. Non-manufacturing expenses decreased by $0.5 million during the quarter primarily as a result of reduced selling expense. Changes in per ton wood pulp costs compared with the same period of the prior year favorably impacted operating expenses by $0.2 million, although this benefit was offset by changes in selling prices.

     Operating profit decreased by $3.6 million in the nine month period ended September 30, 1999, compared with the corresponding period of the preceding year. Operating profit from the French business unit declined by $8.8 million due to lower sales volumes and lower average selling prices, partially offset by reduced manufacturing costs. Operating profit in the United States declined by $0.4 million, with the benefits of cost reduction programs and improved mill operations, the absence of a one-time pre-tax charge of $1.7 million in the 1998 period related to a voluntary retirement program for certain hourly employees at the Spotswood, New Jersey mill and the absence of $1.2 million in 1998 computer systems start-up expenses essentially offsetting the effect of lower average selling prices and lower production and sales volumes in 1999. In Brazil, improved mill operations, cost reduction programs and the positive impact of the Brazilian currency devaluation resulted in an increase in operating profit of $5.0 million for the nine-month period. Changes in per ton wood pulp costs compared with the same period of the prior year favorably impacted operating expenses by $2.8 million, although this benefit was offset by changes in selling prices.

NON-OPERATING EXPENSES

     Interest expense decreased by $0.2 million and $0.5 million in the three and nine month periods ended September 30, 1999, respectively, compared with the corresponding periods of the preceding year. These decreases were primarily the result of lower average interest rates in 1999. The favorable effect of the lower average interest rates in the nine month period were partially offset by an additional month of interest expense related to debt associated with the February 1998 acquisitions in Brazil and France. Other income, net consisted primarily of interest income, royalties and foreign currency transaction gains and losses in all of the 1999 and 1998 periods, recovery of prior period business taxes in the year-to-date 1999 period and a favorable litigation recovery in the year-to-date 1998 period.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

INCOME TAXES

     The effective income tax rates for the three and nine month periods ended September 30, 1999 were 39.2 percent and 38.5 percent, respectively, compared with 40.6 percent and 30.1 percent for the respective corresponding periods of 1998. The effective income tax rate for the nine month period of 1998 reflected the benefit of a reduction in the valuation allowance recorded against certain French deferred income tax assets arising from net operating loss carryforwards. This adjustment reduced the deferred provision for income taxes by $5.2 million in the second quarter of 1998. Excluding the impact of this adjustment, the effective income tax rate for the nine month period ended September 30, 1998 would have been 41.1 percent. The lower 1999 effective income tax rates compared with the corresponding periods of 1998, excluding the 1998 income tax adjustment, were primarily due to a decrease in the French corporate income tax rate from 41.7 percent for 1998 to 40.0 percent for 1999 and a greater portion of 1999 earnings generated in Brazil, which has a lower income tax rate than the Company's average rate.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                       (U.S. $ in millions)
Cash Provided by (Used for):                                                          1999               1998
----------------------------                                                          ----               ----
Changes in operating working capital...........................................   $ (11.4)             $ (13.8)
Operations.....................................................................      39.5                 46.4
Capital spending...............................................................     (20.3)               (23.3)
Capitalized software costs.....................................................      (2.7)                (3.0)

     The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. The Company's net cash provided by operations decreased from $46.4 million for the nine months ended September 30, 1998 to $39.5 million for the nine months ended September 30, 1999, primarily as a result of a decrease in net income. Changes in operating working capital contributed unfavorably to cash flow in both periods, by $11.4 million and $13.8 million in the nine month periods ended September 30, 1999 and 1998, respectively. The 1999 increase in working capital was primarily due to a decrease in accounts payable, mainly associated with 1999 payments for capital expenditures and inventory purchases included in accounts payable at December 31, 1998. Additionally, accounts receivable as of September 30, 1999 increased from the year-end 1998 amount because of increased export sales having longer payment terms and higher quarter-end sales volumes. Excluding working capital of the two acquisitions, the 1998 increase in working capital was primarily due to a decrease in accounts payable, mainly associated with 1998 payments for capital expenditures included in accounts payable at December 31, 1997.

     Capital spending for the nine months ended September 30, 1999 included $7.2 million toward the speed-up of two machines in the French mills, $3.1 million toward the expansion of the Malaucene, France mill and $1.1 million toward replacement of a yankee dryer in the Spay, France mill. During the first nine months of 1998, capital spending included $2.5 million toward the expansion of the Malaucene mill, $1.4 million to modify a paper machine at the St. Girons, France mill, $1.2 million toward upgrades to a paper machine at the Spotswood mill and $1.1 million toward speed-ups of two machines in the French mills.

     In addition to capital spending, in the nine month period ended September 30, 1999, the Company incurred and deferred on the balance sheet additional software development costs of $2.7 million toward new integrated computer systems, primarily in France. Additional modules successfully began operation in France during the third quarter of 1999 without significant start-up expenses. Other phases of the software development project in France are scheduled to be placed in operation during the remainder of 1999 and during 2000, although a large portion of the installation of the new French systems has been completed.

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

     In December 1998, the Company announced that the Board of Directors had authorized the repurchase of shares of the Company's common stock for the period January 1, 1999 through December 31, 2000 in an amount not to exceed $20 million. Through September 30, 1999, the Company has repurchased a total of 226,400 shares of its common stock for $3.4 million under this program. The Company anticipates repurchasing additional common stock under this program during the fourth quarter of 1999.

     On October 28, 1999, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on December 13, 1999 to stockholders of record on November 8, 1999.

     The Company's ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, stockholder dividends and working capital. Other than expenditures associated with environmental matters (see Note 5 of the Notes to Unaudited Consolidated Financial Statements) and other capital projects mentioned in the Outlook section below, the Company had no material outstanding commitments as of September 30, 1999. The principal sources of cash are expected to be cash flow from operations and borrowings from commercial banks.

     The Company believes its cash flow from operations, together with borrowings available under its revolving credit and overdraft facilities, will be sufficient to fund its ongoing cash requirements.


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


OUTLOOK

     Difficult market conditions are expected to continue through the remainder of 1999. Despite recent stability in the Company's selling prices, the generally weak pricing environment for the Company's paper products is expected to continue due to excess worldwide production capacity for tobacco-related papers and the result of global pricing negotiations with multinational cigarette manufacturers.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


     Although sales volumes in the third quarter of 1999 were flat compared with the same quarter of the prior year, they increased from the second quarter of 1999 in each of the Company's business units. The Company's French business unit's sales to Western and Eastern Europe and Russia have improved and are expected to continue to improve compared with the prior year period. Sales volumes in Brazil are expected to continue to be unfavorably affected by lower cigarette consumption and production in Brazil due to economic conditions in that country, as well as by a decline in the export of cigarettes manufactured in Brazil as a result of taxes enacted on exports of cigarettes from Brazil. However, the Company's increased sales efforts in other parts of Latin America, together with improved product quality at our Brazilian mill, are resulting in increased sales outside of Brazil by our Brazilian business. Sales volumes of the U.S. business are expected to continue to be unfavorably affected by lower U.S. cigarette consumption and production in the United States, due to continuing adverse publicity and increases in the retail selling price of cigarettes, as well as by a decline in the export of cigarettes manufactured in the United States.

     Production downtime was taken on certain machines in the United States, France and Brazil during the most recent quarter to manage inventory levels, and machine operating schedules were adjusted in order to operate the mills efficiently. Further machine downtime is expected to be taken by the Company during the fourth quarter of 1999 as needed in order to control inventories. The Company's customers in the U.S. traditionally reduce their operating schedules around holidays during the fourth quarter, which softens demand for the Company's products and allows for additional maintenance and capital work. Also, in Brazil, customer orders are typically lower in December due to a January and February holiday season. However, this year, certain customers may increase their year-end inventories as part of their contingency planning for possible Year 2000 disruptions. As a result, the Company's fourth quarter results in 1999 may be favorably impacted, which may offset some of the softness in the Company's business normally experienced during the fourth quarter.

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

     The per ton cost of wood pulp increased during the second and third quarters of 1999. The per ton cost of wood pulp is expected to increase further during the fourth quarter of 1999, and the average cost during the fourth quarter of 1999 is expected to exceed that of the comparable prior year period.

     The Company's Brazilian business is expected to achieve positive operating profit for the remainder of 1999 due to improved mill operations and savings from cost reduction programs. The devaluation of the Brazilian currency during the first quarter of 1999 is expected to have some continuing positive impact on the Company's Brazilian operations, but not to the extent that it had earlier in the year.

     The Company expects capital spending to total approximately $30 million in 1999. The Company expects capital spending to total approximately $20 million in 2000, focused primarily on product quality improvements and cost reduction opportunities. Capitalized software costs are expected to total approximately $3.5 million for the full year of 1999 and approximately $2 million in 2000.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


     With the objective of continuing to offset the adverse effect of market conditions by achieving improved mill operations and cost reduction programs, management's current expectation is that diluted earnings per share for full year 1999 will exceed the $1.80 per share achieved in 1998, excluding one-time items recorded in 1998. Fourth quarter 1999 diluted earnings per share is expected to be an improvement over the comparable prior year quarter, excluding one-time items.

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

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


     Each of the Company's business segments inventoried its business operations, assessed its susceptibility to system failures or processing errors as a result of Year 2000 issues and developed plans to address those issues. The plans focused on three elements: information systems software and hardware, mill process controls and operating systems, and vendors and service providers. Each element was subdivided according to risk potential of high, medium and low. High risk was defined as being critical to uninterrupted operation of the business. Medium risk was defined as being necessary to support the business but temporary work-arounds can be accomplished. Low risk was defined as being minor inconveniences that should not impact the Company's business. Those issues which were considered most critical to continuing operations were given the highest priority.

     Plans were implemented and, where necessary, modifications or corrective actions have now been completed in each of the Company's businesses for all high risk issues identified, as well as most of the medium risk issues identified. Further testing of certain information systems and mill processes has been performed with no significant issues identified. Additional testing is being conducted in the fourth quarter. The Company continues to work with certain customers and key vendors and suppliers to evaluate contingency plans in order to further mitigate the effects of possible disruptions that may occur and is continuing to evaluate related cost estimates for such plans. All of the Company's operations have assessed the need for alternative supply arrangements and will likely increase inventory levels of raw materials, supplies and finished goods to try to reasonably ensure that operations are not interrupted and unexpected costs are minimized. However, there can be no assurances that all possible negative consequences can be identified and avoided.

     In addition to the costs of new integrated computer systems which were necessary irrespective of the approach of Year 2000, the Company currently estimates that the cost of implementing its Year 2000 compliance plans will total approximately $1.5 million. Approximately $1.3 million of the total has been incurred through September 30, 1999, with the remainder expected to be incurred during the fourth quarter of 1999. Approximately two-thirds of the total cost is expected to have been expensed and one-third included in capital projects. These estimates are subject to change, since they are based on presently available information.

Euro Currency Conversion

     On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legal currencies") and one common currency - the euro. The euro now trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legal currencies will be withdrawn from circulation by no later than June 2002. The Company established a committee to identify and implement changes necessary to address the systems and business issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions, competitive implications of increased price transparency within European Union countries, changes in currency exchange costs and rate exposures, continuity of contracts that require payment in a legal currency and tax implications of the conversion. The Company's French subsidiaries currently utilize multi-currency software that was capable of euro-denominated sales and purchase transactions on January 1, 1999. Consideration has also been given to other potential issues in connection with the conversion, including those mentioned above. The Company does not anticipate any significant negative consequences of these issues and does not anticipate that the euro conversion will have a material adverse impact on its financial condition or results of operations.

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

                          PART II - OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

     As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company assumed liability for and agreed to indemnify Kimberly-Clark against its costs and liabilities in a case captioned Edward J. Sweeney, et. al. v. American Tobacco Company, et. al. filed in the Court of Common Pleas, Allegheny County, Pennsylvania. On October 6, 1999, the court entered an order dismissing, without prejudice, Kimberly-Clark from the case.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


         15.    Independent Accountants' Report, dated October 20, 1999 from Deloitte & Touche LLP to
                Schweitzer-Mauduit International, Inc.
         23.    Independent Accountants' Consent.
         27.    Financial Data Schedule (for SEC use only).


(b)      Reports on Form 8-K:

         The registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Schweitzer-Mauduit International, Inc.
                  (Registrant)



By:   /s/  PAUL C. ROBERTS                  By:   /s/  WAYNE L. GRUNEWALD
    -------------------------------             ---------------------------
      Paul C. Roberts                           Wayne L. Grunewald
      Chief Financial Officer and               Controller
      Treasurer                                 (principal accounting officer)
      (duly authorized officer and
      principal financial officer)

November 8, 1999                                November 8, 1999

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

15.       ---  Independent Accountants' Report, dated October 20, 1999 from
               Deloitte & Touche LLP to Schweitzer-Mauduit International, Inc.

23.       ---  Independent Accountants' Consent.

27.       ---  Financial Data Schedule (for SEC use only).