Form 10-K
period 1999-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2000-03-03
CIK 1000623

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                         OR
   [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE TRANSITION PERIOD FROM
                                         TO

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]       No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 31, 1999, 15,636,888 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding, and the aggregate market value of the common stock on such date (based on the closing price of these shares on the New York Stock Exchange) held by non-affiliates was approximately $210 million.

                                  (Continued)

                      DOCUMENTS INCORPORATED BY REFERENCE

    Schweitzer-Mauduit International, Inc.'s 2000 Proxy Statement, filed with the Commission dated March 14, 2000, contains certain of the information required in this Form 10-K, and portions of that document are incorporated by reference herein from the applicable sections thereof. The following chart identifies the sections of this Form 10-K which incorporate by reference portions of the Company's 2000 Proxy Statement. The Items of this Form 10-K, where applicable, specify which portions of such document are incorporated by reference. The portions of such document that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.

DOCUMENT OF WHICH PORTIONS                          ITEMS OF THIS FORM 10-K
ARE INCORPORATED BY REFERENCE                       IN WHICH INCORPORATED
-----------------------------                       -----------------------
2000 Proxy Statement                                Part III
                                                      Item 10. Directors and Executive Officers of the
                                                               Registrant
                                                      Item 11. Executive Compensation
                                                      Item 12. Security Ownership of Certain Beneficial
                                                               Owners and Management
                                                      Item 13. Certain Relationships and Related
                                                               Transactions

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

     Additionally, on February 11, 1998, the Company's second tier subsidiary, Schweitzer-Mauduit Enterprises S.A. ("SM-Enterprises"), wholly-owned by Schweitzer-Mauduit France, S.A.R.L. ("SMF"), acquired all of the outstanding shares of Ingefico, S.A. and 97.1 percent of the outstanding shares of its pulp and specialty paper manufacturing subsidiaries, Groupe SAPAM S.A. ("Groupe SAPAM") and Papeteries de la Moulasse S.A., located in Saint-Girons in the southwestern part of France. Subsequently, SM-Enterprises acquired all the remaining shares of Groupe SAPAM. SM-Enterprises and Ingefico, S.A. were then merged into Groupe SAPAM. Papeteries de la Moulasse S.A. was renamed Papeteries de Saint-Girons S.A. ("PdStG"). Approximately 90 percent of the net sales of PdStG are of fine papers to the tobacco industry.

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

DESCRIPTION OF THE BUSINESS

     GENERAL. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products, which comprised 89 percent of the Company's 1999 consolidated net sales, include cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette ("Cigarette Papers"), reconstituted tobacco leaf ("RTL") for use as filler in cigarettes and cigars, reconstituted tobacco wrappers and binders for cigars, and paper products used in cigarette packaging. These products are sold directly to the major tobacco companies or their designated converters in North and South America, Eastern and Western Europe, China and elsewhere.

     Non-tobacco industry products include drinking straw wrap, filter papers, lightweight printing and writing papers, coated papers for packaging and labeling applications, business forms, furniture laminates, battery separator paper and other specialized papers primarily for the North American, Western European and Brazilian markets. These products are generally sold directly to converters and other end-users in North America and Western Europe and through brokers in Brazil. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

     PRODUCTS. Each of the three principal types of paper used in cigarettes -- cigarette, plug wrap and tipping papers -- serves a distinct purpose in the function of a cigarette.

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

     Reconstituted tobacco is used by manufacturers of cigarettes, cigars and other tobacco products primarily as a filler that is blended with virgin tobacco in order to utilize otherwise wasted parts of the tobacco leaf. The Company currently produces reconstituted tobacco in two forms: leaf in France and wrapper and binder in the United States.

     BUSINESS SEGMENTS. The Company is operated and managed based on the geographical location of its manufacturing operations: the United States, France and Brazil. As such, these geographical operations also represent the Company's business segments for reporting purposes. While the products are comparable in each segment, they vary based on the technological capabilities of each of the manufacturing operations and the respective markets and customers served. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

     MARKETS AND CUSTOMERS. The Company's U.S. business primarily supplies the major, and many of the smaller, cigarette manufacturers in North America, and also has significant sales in South America and Japan. The customer base for the U.S. operations consists of approximately 60 customers in approximately 30 countries. The Company's French businesses rely predominantly on worldwide exports, primarily to Western Europe, China, Eastern Europe and the former Commonwealth of Independent States, and, in lesser but substantial amounts, to Asia (excluding China), Africa, the Middle East and Australia. The customer base for the French operations consists of a diverse group of over 200 customers in more than 80 countries. The Company's Brazilian business primarily supplies customers in Brazil, but with increasing sales to other South American countries. The current customer base of the Brazilian operations consists of the cigarette manufacturers in Brazil, as well as approximately 20 customers in approximately ten countries outside Brazil. Customers of all three units include international tobacco companies, regional tobacco manufacturers and government monopolies.

     Philip Morris Incorporated ("Philip Morris"), including its subsidiaries, and B.A.T. Industries PLC ("BAT"), including its U.S. subsidiary Brown & Williamson Tobacco Corporation, its Brazilian subsidiary Souza Cruz S.A. ("Souza Cruz") and its other subsidiaries, are the Company's two largest customers. Philip Morris and BAT, together with their respective affiliates and designated converters, accounted for approximately 30 percent and 18 percent, respectively, of the Company's 1999 consolidated net sales.

     The Company's French paper businesses, together, are the largest exporter of cigarette paper to China with an estimated 45 to 50 percent share of that country's cigarette paper imports. However, as cigarette paper manufacturers in China continue to increase capacity, the total volume of cigarette paper imports into China is expected to continue to decline.

     LTR Industries, S.A. ("LTRI") is a 72-percent owned second tier subsidiary of the Company which manufactures RTL in France. LTRI has many customers, consisting primarily of the large cigarette manufacturers in Eastern and Western Europe. A small number of these large customers account for a substantial portion of LTRI's net sales. The loss of any one or more of these large customers could have a significant adverse effect on LTRI's and the Company's results of operations.

     The Company exited the RTL business in the United States in the second quarter of 1996. In the fourth quarter of 1997, the U.S. business temporarily restarted operation of the U.S. RTL production line, but only to support the growth of the French RTL business while alternatives for additional capacity were being considered. The U.S. RTL production line ceased operations in the fourth quarter of 1998.

     PHILIP MORRIS SUPPLY AGREEMENT. In 1992, the Company's U.S. unit was chosen to be the single source of supply of Cigarette Papers to Philip Morris' U.S. operations. The initial five-year term of the supply agreement (the "Supply Agreement") was extended by mutual agreement. In July 1998, Philip Morris and the Company signed an Amended and Restated Supply Agreement for Fine Paper Supply ("Amended Supply Agreement"). The Amended Supply Agreement extends the Company's position as the supplier of Cigarette Papers to Philip Morris' U.S. operations until June 30, 2002, except that Philip Morris has the right, commencing in 1999 and continuing thereafter, to acquire up to ten percent of its prior year purchases of Cigarette Papers from other suppliers, although to-date it has chosen not to do so. By its terms, the Amended Supply Agreement automatically renews for three successive terms of two years each unless either party gives notice of non-renewal 24 months before the end of the then current term. A supplement to the Amended Supply Agreement creates the potential for a seven-year exclusive supply arrangement with Philip Morris U.S.A. for an experimental new paper product currently being jointly developed. In January 2000, Philip Morris announced that it would conduct consumer testing of this new product, a new type of cigarette paper that may make a cigarette less likely to ignite certain fabrics. Philip Morris and the Company also have entered into a licensing and royalty agreement covering future commercialization of this new paper product, the commercial viability of which has not yet been determined.

     SOUZA CRUZ SUPPLY AGREEMENT. On February 2, 1998, as part of the Company's agreement to purchase Pirahy, the Brazilian operations entered into two exclusive supply agreements with its former owner and its largest customer, Souza Cruz, to supply all of Souza Cruz's needs for papers which SWM-B is capable of producing. The supply agreement for tobacco-related papers, as amended in February 2000, has an initial term of six years until February 2, 2004 and automatically renews for additional three-year terms unless either party provides notice of phase-out prior to the date of expiration. The supply agreement for coated paper used in the packaging of cigarette products, as amended in February 2000, has an initial term of six years until February 2, 2004, with extensions to be negotiated prior to the date of expiration.

     EMPLOYEE AND LABOR RELATIONS. As of December 31, 1999, the Company had 3,402 regular full-time active employees of whom 611 hourly employees and 281 salaried employees were located in the United States and Canada, 1,096 hourly employees and 643 salaried employees were located in France and 728 hourly employees and 43 salaried employees were located in Brazil.

     North American Operations -- Hourly employees at the Lee, Massachusetts, Spotswood, New Jersey and Ancram, New York mills are represented by locals of the PACE International Union. During 1999, the Spotswood bargaining agreement was modified to provide for lump sum payments in lieu of general wage increases for 1999 through 2001. The current collective bargaining agreements expire at the Ancram mill on September 30, 2001, at the Spotswood mill on June 15, 2002 and at the Lee mills on August 1, 2002. There have been no strikes or work stoppages at any of these locations for approximately 20 years, and the Company believes employee and union relations are positive.

     The fiber operations of the Company's Canadian subsidiary are non-union. The Company believes that employee relations are positive.

     French Operations -- Hourly employees at the Company's mills in Quimperle, Malaucene, Saint-Girons and Spay, France are union represented. The most recent two-year collective bargaining agreements for each of the mills expired on December 31, 1999. The French subsidiaries are in the process of negotiating new contracts at all of the mills. Over the years, there have been intermittent work stoppages lasting from a few hours to several days. The Company believes that, overall, employee relations are positive and comparable to similar French manufacturing operations.

     Brazilian Operations -- Hourly employees at the Pirahy mill are represented by a union. The current collective bargaining agreement expires on May 31, 2000. The Company believes that, overall, employee relations are positive and comparable to similar Brazilian manufacturing operations.

     RAW MATERIALS. Wood pulp is the primary fiber used in the Company's operations. These operations consumed approximately 107,000 and 112,000 metric tons of wood pulp in 1999 and 1998, respectively, all of which was purchased. Company operations also use other cellulose fibers, the most significant of which are in the form of flax fiber and tobacco stems and scraps, as the primary raw materials for the Company's paper and reconstituted tobacco products, respectively. While tobacco stems and scraps are generally the property of the cigarette manufacturer for whom the reconstitution is contracted, the Company and LTRI purchase some tobacco materials for use in the production of RTL and wrapper and binder products.

     Flax straw is purchased and subsequently processed into flax tow at processing facilities in Canada and France. The flax tow is then converted into flax pulp at pulping facilities in the United States and France. Flax tow and flax pulp are also purchased externally, but these purchases only represent approximately 30 percent of the flax pulp currently consumed by the Company's U.S. and French operations.

     Certain specialty papers are manufactured with other cellulose fibers, such as abaca, and small amounts of secondary and recycled fibers. All of these secondary and recycled fibers are purchased.

     The Company believes that the raw materials purchased by the Company are readily available from several sources and that the loss of a single supplier would not have a material adverse effect on the Company's ability to procure needed raw materials.

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

     Cigarette Paper -- Management believes that the Company has between 55 and 60 percent share of the North American cigarette paper market. The Ecusta division of P.H. Glatfelter Company ("Ecusta") is the Company's major competitor in the sale of cigarette paper in North America. European suppliers, such as Miquel y Costas & Miquel S.A., a Spanish corporation ("Miquel y Costas"), also compete in this market but, to date, have achieved no more than an estimated 10 percent market share. Management believes that the bases of cigarette paper competition are price, consistent quality, level of technical service and performance requirements of the customer's cigarette-making equipment.

     The principal competitors of the Company's French cigarette paper businesses are Wattens GmbH ("Wattens"), an Austrian subsidiary of Trierenberg Holding ("Trierenberg"), Schoeller & Hoesch GmbH ("Schoeller & Hoesch"), a German company acquired by P.H. Glatfelter Company in January 1998, Robert Fletcher (Greenfield) Limited, Miquel y Costas and Julius Glatz GmbH. Papeteries de Mauduit, S.A. ("PdM"), an indirect wholly-owned subsidiary of the Company in France, sells approximately 65 to 70 percent of its products (cigarette paper and porous and conventional plug wrap) in Western Europe and China. Management believes that the bases of competition for PdM's products are the same as for the Company's U.S. business.

     The principal competitors of the Company's Brazilian cigarette paper business are Ecusta (including Schoeller & Hoesch), Miquel y Costas and Wattens. SWM-B has an estimated 75 percent market share of cigarette paper in Brazil and an estimated 50 percent market share of cigarette paper in South America. Management believes that the bases of cigarette paper competition for SWM-B are the same as for the Company's U.S. business.

     Plug Wrap Paper -- Management believes that the Company's U.S. business has between 70 and 75 percent share of the North American market for plug wrap papers. The remainder of the North American market is shared by three competitors: Ecusta (including Schoeller & Hoesch), Miquel y Costas and Wattens. The Company's French businesses hold an estimated 65 percent of the Western European high porosity plug wrap market. Schoeller & Hoesch is the Company's principal competitor in that market along with Wattens. Through the Brazilian business' supply of conventional plug wrap papers and the U.S. business' supply of porous plug wrap papers, the Company has an estimated 75 percent share of the South American market for plug wrap papers. Ecusta (including Schoeller & Hoesch), Miquel y Costas and Wattens are the Company's principal competitors in that market.

     Management believes that the primary basis of competition for high porosity plug wrap is technical capability with price being a less important consideration. On the other hand, conventional plug wrap entails less technical capability with the result that price and quality are the primary bases of competition.

     Tipping Paper -- Management believes that the Company's U.S. business has between 60 and 65 percent share of the North American market for base tipping paper which is subsequently printed by converters. Its principal competitors in these markets are Ecusta and Tervakoski Oy, a Finnish subsidiary of Trierenberg. Management believes that the bases for competition are consistent quality, price and, most importantly, the ability to meet the runnability and printability requirements of converting equipment and high-speed cigarette-making machines.

     Papeteries de Malaucene S.A. ("PdMal"), another of the Company's indirect wholly-owned French subsidiaries, operates a tipping paper mill in Malaucene, France, and ranks among the largest converted tipping paper producers in Western Europe, with an estimated 15 percent market share. PdMal produces printed and unprinted, and laser and electrostatically perforated tipping papers. PdMal's principal European competitors are Tann-Papier GmbH, an Austrian subsidiary of Trierenberg, Benkert GmbH (Germany) and Miquel y Costas. Management believes that the bases of competition for perforated tipping paper in Europe are perforation technology, consistent quality and price.

     The Company's Brazilian business has between 55 and 60 percent share of the South American market for base tipping paper which is subsequently printed by converters. The Company's principal competitors in Latin America are Ecusta (including Schoeller & Hoesch) and Miquel y Costas. Management believes that the bases of tipping paper competition for SWM-B are the same as for the Company's U.S. business.

     Reconstituted Tobacco -- LTRI is the leading independent producer of RTL. Management believes that the basis of competition in this market is primarily quality. However, sales volumes are influenced by worldwide virgin tobacco prices (lower prices of virgin tobacco may result in lower reconstituted tobacco sales volumes).

     LTRI's principal competitors are (i) R.J. Reynolds Tobacco Company, which produces RTL for both internal and external use, (ii) Yelets, an affiliate of Japan Tobacco Inc. which operates in Russia, (iii) B.V. Deli-HTL Tabak Maatschappiji B.V., an independent producer which operates in Holland, and (iv) cigarette companies such as Philip Morris and BAT, which produce RTL primarily for internal use.

     Management estimates that approximately 50 percent of reconstituted cigar wrapper and binder used in the U.S. market is produced internally by domestic cigar manufacturers. The Company's Ancram mill and Nuway Microflake Partnership, a cast process manufacturer, produce the balance.

     Other Products -- As noted above, the Company and its subsidiaries produce wrapping paper for drinking straws, filter papers, as well as papers for lightweight printing and writing, coated papers for packaging and labeling applications, business forms, furniture laminates and battery separators. Management believes that price is the primary basis of competition for drinking straw wrap, printing and writing and filter papers (collectively, "Filler Papers"), while consistent quality and customer service are believed to be the primary competitive factors for battery separator and business forms papers. The Company does not possess a significant market share in any of the above segments, except for battery separator papers, where it holds approximately 25 percent of the worldwide market. The Company continues, to the extent feasible, to convert its production of less profitable Filler Papers to more profitable niche applications.

     RESEARCH AND DEVELOPMENT; PATENTS AND TRADEMARKS. The Company has research and laboratory facilities in Spay, France, Santanesia, Brazil and Alpharetta, Georgia and employs more than 40 research personnel. The Company is dedicated to developing Cigarette Papers and reconstituted tobacco product innovations and improvements to meet the needs of individual customers. The development of new components for tobacco products is the primary focus of these research and development functions, which are working on several development projects for the Company's major customers. The Company spent in the aggregate on product research and development $6.7 million, $6.5 million and $6.4 million in 1999, 1998 and 1997, respectively.

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

     As of December 31, 1999, the Company and its subsidiaries collectively owned 82 patents and had pending 52 patent applications covering a variety of Cigarette Papers, RTL and cigar wrapper and binder products and processes in the United States, Western Europe and several other countries. The Company believes that such patents, together with its papermaking expertise and technical sales support, have been instrumental in establishing it as the leading worldwide supplier of Cigarette Papers, RTL and reconstituted wrapper and binder made by the papermaking process.

     Management believes that the Company's "POROWRAP(R)" trademark for highly porous plug wrap paper, the "PDM" logo and the "JOB PAPIER A CIGARETTES", "PAPETERIES DE MAUDUIT" and "SCHWEITZER" trade names also have been significant contributors to the marketing of the Company's products.

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

     The French businesses do maintain records of order backlogs. For Cigarette Papers, the order backlog was approximately $22 million and $24 million on December 31, 1999 and 1998, respectively. This represented approximately 40 and 44 days of Cigarette Paper sales for the French businesses in 1999 and 1998, respectively. LTRI's RTL business operates under a number of annual supply agreements. The order backlog for RTL was approximately $44 million and $56 million on December 31, 1999 and 1998, respectively.

     The Brazilian business does not calculate or maintain records of order backlogs. Approximately 40 percent of its sales are on a consignment basis with Souza Cruz, its largest customer. Souza Cruz also provides forecasts of future demand in order for the Brazilian operations to manage levels of consignment inventories.

     Sales of the Company's products are not subject to seasonal fluctuations, except in the United States where customer shutdowns of one to two weeks in duration typically occur in July and December, and in Brazil where customer orders are typically lower in December due to a January and February holiday season.

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

     ENVIRONMENTAL MATTERS. Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada are estimated to be approximately $2 million to $4 million annually in 2000 and 2001. These expenditures are not expected to have a material adverse effect on the Company's financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in the Company's plans, changes in legal requirements or other factors.

     RISKS FOR FOREIGN OPERATIONS. In addition to its U.S. operations, the Company has manufacturing facilities in France, Brazil and Canada. Products made in France, Brazil or in the United States are marketed in more than 90 countries. Because these countries are so numerous, it is not feasible to generally characterize the risks involved. Such risks vary from country to country and include such factors as tariffs, trade restrictions, monetary exchange controls, changes in currency value, economic conditions and international relations. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Factors That May Affect Future Results" appearing in Part II, Item 7 herein.

     INSURANCE. The Company maintains coverage for most insurable risks that are incident to its operations.

ITEM 2.  PROPERTIES

     As of December 31, 1999, the Company operated eight mills (which include four fiber pulping operations) in the United States, France and Brazil that produce specialty papers or reconstituted tobacco products. The Company also operates flax fiber processing operations in France and Canada. The Company or one of its subsidiaries owns each of these facilities except for a flax tow storage facility in Killarney, Manitoba, which is leased. The Company and its subsidiaries maintain administrative and sales offices in Alpharetta, Georgia, in Quimperle and Paris, France, in Hong Kong, China, in Santanesia and Rio de Janeiro, Brazil, and in Madrid, Spain. The Company's world headquarters are also located in Alpharetta. All of these offices are leased except for the Quimperle and Santanesia offices, which are owned by PdM and SWM-B, respectively.

     Management believes that each of these facilities is well-maintained, suitable for conducting the Company's operations and business, and adequately insured.

     The Company's U.S., French and Brazilian paper operations experienced downtime on certain machines during 1999 because of reduced demand. Additional paper production downtime is likely to be taken in 2000 in each of the Company's three operations but to a lesser extent than in 1999. The U.S. RTL production line had been temporarily restarted during the fourth quarter of 1997, in support of increased sales volumes of LTRI while alternatives for additional capacity were considered. During the fourth quarter of 1998, the Company announced an expansion project for the French RTL business, and the U.S. RTL production line ceased operations.

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

     The following are locations of the Company's principal facilities and operating equipment as of December 31, 1999:

PRODUCTION LOCATIONS             EQUIPMENT                    PRODUCTS
--------------------             ---------                    --------
Lee Mills                        4 Paper Machines             Base Tipping and Specialty Papers
Lee, Massachusetts               Pulping Equipment            Plug Wrap Paper
(4 mill sites)
Spotswood Mill                   4 Paper Machines             Cigarette Paper, Straw Wrap Paper
Spotswood, New Jersey            Pulping Equipment
Ancram Mill                      1 Paper Machine              Reconstituted Tobacco Wrapper and
Ancram, New York                 1 Reconstituted Tobacco      Binder and Porous Plug Wrap Paper
                                 Wrapper and Binder
                                 Machine
Fiber Operations                 5 Movable Fiber Mills        Flax Fiber Processing
Manitoba, Canada
Papeteries de Mauduit Mill       10 Paper Machines            Cigarette Paper, Plug Wrap Paper
Quimperle, France                Pulping Equipment            and Long Fiber Specialties
Papeteries de Malaucene Mill     1 Paper Machine              Tipping and Specialty Papers
Malaucene, France                4 Printing Presses
                                 11 Laser Perforating Lines
                                 1 Electrostatic Perforating
                                 Line
Papeteries de Saint-Girons Mill  3 Paper Machines             Cigarette Paper, Plug Wrap Paper,
Saint-Girons, France             Pulping Equipment            Base Tipping and Specialty
                                                              Papers, Flax Pulp
LTR Industries Mill              2 Reconstituted Tobacco      Reconstituted Tobacco Leaf, Flax
Spay, France                     Leaf Machines                Fiber Processing, Research &
                                 1 Fiber Mill                 Development
Pirahy Mill                      4 Paper Machines             Cigarette Paper, Plug Wrap Paper,
Santanesia, Brazil               1 Coating Machine            Base Tipping and Specialty Papers

ADMINISTRATIVE LOCATIONS         OFFICE SPACE                 FUNCTION
------------------------         ------------                 --------
Alpharetta, Georgia              Leased Office Space          Company World Headquarters,
                                                              Research & Development, and
                                                              Administrative and Sales
                                                              -- U.S. Business
Madrid, Spain                    Leased Office Space          Administrative Office for
                                                              International Investments
Quimperle, France                Owned Office Space           Administrative Offices for
                                                              French Businesses
Paris, France                    Leased Office Space          Administrative and Sales Offices
                                                              for French Businesses
Hong Kong, China                 Leased Office Space          Sales Office for French
                                                              Businesses
Santanesia, Brazil               Owned Office Space           Administrative Offices for
                                                              Brazilian Business, Research &
                                                              Development
Rio de Janeiro, Brazil           Leased Office Space          Administrative and Sales Offices
                                                              for Brazilian Business

ITEM 3.  LEGAL PROCEEDINGS

     The following is a brief description of potentially material legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their properties is subject:

LITIGATION

     Under the terms of the Distribution, the Company assumed liability for and agreed to indemnify Kimberly-Clark from litigation arising out of the operation of the Businesses, including certain tobacco industry class action and individual lawsuits in which certain component suppliers to the tobacco industry were named, including Kimberly Clark and in some cases LTRI. During 1999, Kimberly-Clark and LTRI were dismissed from all tobacco-related litigation pending against them.

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

     Prior to the Distribution, Kimberly-Clark was named a potentially responsible party ("PRP") under the provisions of the U.S. Comprehensive Environmental Response, Compensation and Liability Act and analogous New Jersey statutes in connection with the Global Landfill Reclaiming Corporation ("Global Landfill") waste disposal site in Old Bridge, New Jersey. The Global Landfill was utilized by Kimberly-Clark's Spotswood mill. The Company has assumed Kimberly-Clark's liabilities for the Global Landfill site. The Company continues to participate in the remediation of the Global Landfill as a member of a group of PRP's that entered into a consent decree with the state of New Jersey in 1993. The Company previously recorded its pro-rata portion of the estimated liability for remediation of this site, the remainder of which is not material.

     The Company also assumed responsibility to administer a consent order between Kimberly-Clark and the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee, Massachusetts. Recent test results show that the Company has achieved compliance with the consent order and has reduced the concentration of landfill gases to the levels specified in the consent order at 30 feet below ground level in all of the gas monitoring wells. The Company will continue its current remediation activities on a reduced monitoring schedule approved by MDEP for this landfill, the remaining cost of which was previously accrued and is not material.

     The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada. For these purposes, the Company incurred total capital expenditures of $0.5 million in 1999, and anticipates that it will incur approximately $2 million to $4 million annually in 2000 and 2001. The major projects included in these estimates include upgrading wastewater treatment facilities at various locations and installation of ink solvent treatment equipment in France. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in capacity expansion, quality improvements, capital replacements, productivity improvements, or cost containment projects, and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of the executive officers of the Company as of March 1, 2000, together with certain biographical information, are as follows:

                    NAME                                         POSITION
                    ----                                         --------
Wayne H. Deitrich............................  Chief Executive Officer
Jean-Pierre Le Hetet.........................  Chief Operating Officer and
                                               President -- French Operations
Peter J. Thompson............................  President -- U.S. Operations
Otto R. Herbst...............................  President -- Brazilian Operations
Paul C. Roberts..............................  Chief Financial Officer and Treasurer
John W. Rumely, Jr...........................  General Counsel and Secretary
Wayne L. Grunewald...........................  Controller

     MR. WAYNE H. DEITRICH, 56, has served as Chief Executive Officer of the Company since August 1995 and was elected Chairman of the Board of Directors immediately after the Distribution. From June 1995 through August 1995, Mr. Deitrich served as President -- Specialty Products Sector of Kimberly-Clark. From 1993 through May 1995, Mr. Deitrich was the President -- Paper and Specialty Products Sector of Kimberly-Clark, and from 1992 to 1993, he was President -- Paper Sector of Kimberly-Clark. From 1988 through 1992, Mr. Deitrich served as the President of Neenah Paper, a business unit of Kimberly-Clark.

     MR. JEAN-PIERRE LE HETET, 56, has served as Chief Operating Officer of the Company since April 1998 in addition to having served as President -- French Operations of the Company since August 1995. Mr. Le Hetet was elected to the Board of Directors immediately after the Distribution. From 1991 through August 1995, Mr. Le Hetet was the President of Specialty Products, France, a business unit of Kimberly-Clark. Prior to that time, Mr. Le Hetet served as General Manager of Specialty Products, France.

     MR. PETER J. THOMPSON, 37, has served as President -- U.S. Operations of the Company since November 1998. From April 1998 through November 1998, Mr. Thompson was Director -- Sales and Marketing for the U.S. Operations of the Company. Mr. Thompson joined the Company in January 1997 as a Marketing Manager in the U.S. Operations. Prior to joining the Company, he was employed by Tape, Inc. from May 1995 through January 1997, where he held several senior management positions in marketing, sales and finance. Mr. Thompson was employed by Kimberly-Clark from June 1984 through May 1995 in a variety of financial positions.

     MR. OTTO R. HERBST, 40, has served as President -- Brazilian Operations of the Company since April 1999. Prior to April 1999, he served as General Manager for New Business and Services from 1997 through March 1999 for Interprint, a manufacturer of security documents, telephone cards and business forms. From 1990 through 1997, Mr. Herbst served as Director of Agaprint, a manufacturer of packaging materials, business forms, commercial printing papers, personalized documents and envelopes.

     MR. PAUL C. ROBERTS, 51, has served as Chief Financial Officer and Treasurer of the Company since August 1995. From June 1995 through August 1995, he served as Chief Financial Officer -- Specialty Products Sector of Kimberly-Clark. From January 1995 through May 1995, he was Director -- Corporate Strategic Analysis of Kimberly-Clark, and from 1988 through 1994, Mr. Roberts was Director -- Operations Analysis and Control, Pulp and Paper Sector of Kimberly-Clark.

     MR. JOHN W. RUMELY, JR., 46, has served as General Counsel and Secretary of the Company since January 1, 2000. From March 1998 through December 31, 1999, he served as Associate General Counsel of the Company. From May 1989 through February 1998, Mr. Rumely was Assistant General Counsel of Alumax Inc.

     MR. WAYNE L. GRUNEWALD, 48, has served as Controller of the Company since August 1995. From July 1995 through August 1995, he served as
Controller -- Specialty Products Sector of Kimberly-Clark. From December 1989 through June 1995, he was Controller -- U.S. Pulp and Newsprint, a business unit of Kimberly-Clark.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

PRINCIPAL MARKET

     Since the Distribution of the Company's Common Stock by Kimberly-Clark on November 30, 1995, the Common Stock has been listed on the New York Stock Exchange under the trading symbol "SWM".

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of March 1, 2000, there were 6,561 stockholders of record of the Company's Common Stock. This number does not include shares held in "nominee" or "street" name.

STOCK PRICE AND DIVIDEND INFORMATION

     The dividend and market price data included in Note 15 to Consolidated Financial Statements contained in "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" appearing in Part II, Item 8 herein is incorporated in this Item 5 by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are qualified in their entirety by reference to, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Annual Report. The financial statement data as of and for the years ended December 31, 1999, 1998, 1997 and 1996 and the balance sheet data as of December 31, 1995 are on a consolidated basis. The income statement data for the year ended December 31, 1995, which has been audited by Deloitte & Touche LLP, independent auditors, has been derived from historical combined financial statements for the eleven months ended November 30, 1995, and the consolidated results of the Company for the one month ended December 31, 1995. The historical combined financial statements of SWM and its predecessors for 1995 do not reflect the results of operations or financial position that would have been obtained had SWM been a separate, independent company and are not indicative of SWM's future performance as a separate, independent company.

                                                                    YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------
                                                         1999      1998      1997      1996      1995
                                                        -------   -------   -------   -------   -------
                                                        (U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
  Net Sales...........................................  $504.4    $546.7    $460.6    $471.3    $462.9
  Gross Profit........................................   110.4     106.1     121.9     114.2     101.2
  Operating Profit....................................    64.6      59.1      81.9      74.0      58.7
  Interest income from affiliates, net(1).............      --        --        --        --       3.3
  Net Income..........................................    31.4      31.0      45.3      38.7      36.8
  Net Income Per Share:
     Basic............................................  $ 1.99    $ 1.94    $ 2.82    $ 2.41
     Diluted..........................................  $ 1.99    $ 1.92    $ 2.77    $ 2.38
  Unaudited Pro Forma Basic and Diluted
     Net Income Per Share(2)..........................                                          $ 1.81
  Cash Dividends Declared and Paid Per Share..........  $  .60    $  .60    $  .60    $  .45
CASH FLOW AND BALANCE SHEET DATA:
  Capital Spending....................................  $ 26.3    $ 36.7    $ 35.8    $ 51.5    $ 22.5
  Depreciation and amortization.......................    22.2      24.8      14.4      13.4      13.4
  Cash Provided By Operations.........................    60.7      67.1      67.3      90.4      64.9
  Total Assets........................................   436.6     474.7     391.0     380.6     347.0
  Long-Term Debt......................................   100.9     108.4      80.8      86.6      91.6
  Equity..............................................   184.2     197.0     179.5     156.0     129.9

---------------

(1) Prior to the Distribution, SMF acted as the financing entity in connection with the Kimberly-Clark European cash management program. Interest income from affiliates reflects financing activities related to other operations of Kimberly-Clark and certain of its affiliates until November 30, 1995, the date of the Distribution, at which time the Company became a separate independent company.

(2) Pro forma net income per share is presented based on data prepared under assumptions as to the effects on the Company's financial statements of certain intercompany, equity and operating transactions related to the Distribution as though those transactions occurred at the beginning of 1995. The pro forma financial data is unaudited, is presented for informational purposes only and does not reflect the future earnings or results of operations of the Company or what the earnings or results of operations of the Company would have been had the Businesses been operated as a separate, independent company for 1995. Pro forma net income per common share has been computed based on the assumption that pro forma average shares outstanding for all periods prior to the Distribution Date were the actual number of shares issued and distributed in the Distribution.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN BACKGROUND INFORMATION

     Schweitzer-Mauduit International, Inc. was incorporated on August 21, 1995 as a wholly-owned subsidiary of Kimberly-Clark Corporation for the purpose of effectuating the tax-free spin-off of Kimberly-Clark's U.S., French and Canadian business operations that manufactured and sold tobacco-related papers and other specialty paper products. Through the November 30, 1995 Distribution date, the Businesses in the United States and Canada were conducted as operating divisions of Kimberly-Clark and one of its Canadian subsidiaries, respectively. The Businesses in France were conducted by LTRI, a 72 percent-owned subsidiary of Kimberly-Clark, and two indirect wholly-owned Kimberly-Clark subsidiaries, PdM and PdMal. These latter two companies are owned by SMF, which prior to the Distribution was a wholly-owned subsidiary of Kimberly-Clark.

     On February 2, 1998, Schweitzer-Mauduit Spain, S.L., a wholly-owned Spanish holding company established in 1997, acquired Companhia Industrial de Papel Pirahy, a Brazilian specialty paper manufacturer. On February 11, 1998, Schweitzer-Mauduit Enterprises, a second-tier French subsidiary of the Company, acquired a French business named Ingefico, S.A. and its pulp and specialty paper manufacturing subsidiaries.

     Management believes that the following commentary and tables appropriately discuss and analyze the comparative results of operations and the financial condition of the Company for the periods covered.

OVERVIEW

     The Company operates principally in the tobacco industry, manufacturing and selling papers used in the manufacturing of cigarettes, paper products used in cigarette packaging and reconstituted tobacco products. The Company's non-tobacco industry products represented eleven percent of the Company's net sales in 1999. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

     The Company is operated and managed based on the geographical location of its manufacturing operations: the United States, France and Brazil. While the products are comparable in each segment, they vary based on the technological capabilities of each of the manufacturing operations and the respective markets and customers served. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

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

RESULTS OF OPERATIONS

1999 Compared to 1998

           By Segment for the Years Ended December 31, 1999 and 1998
                              (U.S. $ in millions)

                                                                                 % OF CONSOLIDATED
                                                                     % CHANGE    ------------------
NET SALES                                         1999      1998     VS. 1998     1999       1998
---------                                        ------    ------    --------    -------    -------
United States................................    $166.3    $186.0     -10.6%       33.0%      34.0%
France.......................................     284.6     312.0      -8.8        56.4       57.1
Brazil.......................................      54.0      57.9      -6.7        10.7       10.6
Eliminations.................................      (0.5)     (9.2)                 (0.1)      (1.7)
                                                 ------    ------                 -----      -----
          Consolidated.......................    $504.4    $546.7      -7.7%      100.0%     100.0%
                                                 ======    ======                 =====      =====

                                                                                          % RETURN
                                                                  % OF CONSOLIDATED       ON SALES
                                                      % CHANGE    ------------------    ------------
OPERATING PROFIT                    1999     1998     VS. 1998     1999       1998      1999    1998
----------------                    -----    -----    --------    -------    -------    ----    ----
United States.....................  $ 9.3    $ 6.2     +50.0%      14.4%       10.5%     5.6%    3.3%
France............................   55.2     60.3      -8.5        85.4      102.0     19.4    19.3
Brazil............................    5.2     (2.3)     N.M.         8.1       (3.9)     9.6    (4.0)
Unallocated/Eliminations..........   (5.1)    (5.1)                 (7.9)      (8.6)
                                    -----    -----                 -----      -----
          Consolidated............  $64.6    $59.1      +9.3%      100.0%     100.0%    12.8%   10.8%
                                    =====    =====                 =====      =====

---------------

N.M. -- Not meaningful

  Net Sales

     Net sales decreased by $42.3 million as a result of lower average selling prices, unfavorable currency exchange rates and reduced sales volumes. Lower world-wide selling prices and unfavorable sales mix had an unfavorable effect of $18.4 million. The net sales comparison was unfavorably affected by $12.6 million from changes in currency exchange rates, primarily related to a strengthened U.S. dollar versus the French franc and the Brazilian real. Worldwide sales volumes declined by one percent, which unfavorably affected net sales by $11.3 million. Sales volumes from the U.S. and French business units declined by seven and two percent, respectively, while sales volumes of the Brazilian business unit improved by eight percent. U.S. and French business unit volumes declined in most major product lines. The improvement in the Brazilian business' sales volumes was primarily in nontobacco-related papers and sales outside Brazil. Sales volumes in 1999 benefited in each of the three business units from sales related to Year 2000 concerns as certain customers increased their year-end inventories.

  Operating Profit

     Despite lower net sales, operating profit increased by $5.5 million, with higher operating profit in Brazil and the United States more than offsetting a decline in France. The impact of sales volumes related to customers' Year 2000 concerns may have benefited 1999 operating profit by as much as $1.3 million to $1.8 million. Operating profit in 1998 was negatively affected by one-time pre-tax charges of $1.7 million and $4.2 million in the second and fourth quarters, respectively.

     In Brazil, operating profit improved by $7.5 million for the year as a result of cost reduction activities, improved mill operations, increased sales volumes, the lack of its portion of the fourth quarter 1998 charge and the positive impact of the Brazilian currency devaluation which occurred in the first quarter of 1999. These favorable items were partially offset by lower average selling prices. The currency devaluation was a positive impact for the Brazilian business unit since a portion of its sales are tied to the U.S. dollar.

     The U.S. business unit's operating profit improved by $3.1 million as a result of the benefits of cost savings programs and the lack of its portion of the 1998 charges, which more than offset the effects of lower selling prices, unfavorable sales mix and lower sales and production volumes.

     In France, operating profit declined by $5.1 million as a result of lower selling prices, unfavorable sales mix and lower sales and production volumes. These negative effects were partially offset by the benefits of the French business unit's cost reduction activities, improved mill operations and the lack of its portion of the fourth quarter 1998 charge.

     Non-manufacturing expenses decreased by $1.2 million, primarily due to a reduction in selling expenses of the French business unit. Changes in the average per ton wood pulp costs compared with the prior year favorably impacted operating expenses by $2.7 million, although this benefit was offset by changes in selling prices.

1998 Compared to 1997
           By Segment for the Years Ended December 31, 1998 and 1997
                              (U.S. $ in millions)

                                                                                 % OF CONSOLIDATED
                                                                     % CHANGE    ------------------
NET SALES                                         1998      1997     VS. 1997     1998       1997
---------                                        ------    ------    --------    -------    -------
United States................................    $186.0    $195.5      -4.9%       34.0%      42.4%
France.......................................     312.0     268.8     +16.1        57.1       58.4
Brazil.......................................      57.9    N.A.                    10.6
Eliminations.................................      (9.2)     (3.7)                 (1.7)      (0.8)
                                                 ------    ------                 -----      -----
          Consolidated.......................    $546.7    $460.6     +18.7%      100.0%     100.0%
                                                 ======    ======                 =====      =====

                                                                                          % RETURN
                                                                  % OF CONSOLIDATED       ON SALES
                                                      % CHANGE    ------------------    ------------
OPERATING PROFIT                    1998     1997     VS. 1997     1998       1997      1998    1997
----------------                    -----    -----    --------    -------    -------    ----    ----
United States...................    $ 6.2    $21.2     -70.8%       10.5%      25.9%     3.3%   10.8%
France..........................     60.3     66.4      -9.2       102.0       81.1     19.3    24.7
Brazil..........................     (2.3)   N.A.                   (3.9)               (4.0)
Unallocated/Eliminations........     (5.1)    (5.7)                 (8.6)      (7.0)
                                    -----    -----                 -----      -----
          Consolidated..........    $59.1    $81.9     -27.8%     100.0%     100.0%     10.8%   17.8%
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

  Operating Profit

     Operating profit decreased by $22.8 million, with lower operating profit in the United States and France and an operating loss in Brazil. Operating profit in 1998 included pre-tax charges of $1.7 million and $4.2 million in the second and fourth quarters, respectively. The second quarter 1998 charge was for a voluntary retirement program in connection with an agreement with the labor union at the Company's Spotswood mill to modify work rules and eliminate 67 hourly positions. The fourth quarter 1998 pre-tax charge consisted of non-cash write-downs of assets related primarily to idled equipment that was no longer expected to be used due to changed market conditions and one-time labor payments, the majority of which related to operational changes. Additionally, production downtime was taken in the United States, France and Brazil to control inventory levels.

     The U.S. business unit's operating profit declined by $15.0 million primarily as a result of the one-time charges, lower sales and production volumes, increased computer systems expenses, unfavorable sales mix and lower selling prices. Amortization of capitalized software costs related to the new integrated computer systems in the United States and associated incremental operating expenses began in January 1998 and totaled $3.6 million for the year. Additionally, start-up costs of $1.2 million were incurred in the first quarter related to the new U.S. computer systems.

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

     The Brazilian operations had an operating loss of $2.3 million for the year primarily because of unfavorable second quarter results and one-time labor payments.

     Non-manufacturing expenses increased by $7.0 million solely caused by expenses at the two acquired companies. Excluding expenses of the acquired companies, non-manufacturing expenses were the same as the prior year. Per ton wood pulp cost decreases compared with the prior year favorably impacted operating expenses by $2.8 million, although this benefit was offset by changes in selling prices.

NON-OPERATING EXPENSES

     The decline in interest expense in 1999 compared to 1998 was primarily due to lower average interest rates, changes in currency exchange rates and a lower average amount of debt outstanding. The increase in interest expense in 1998 compared to 1997 was primarily a result of increased debt related to acquisitions in Brazil and France in February 1998 and higher interest rates. Interest expense in 1997 was primarily associated with debt incurred in connection with the Distribution (see "Liquidity and Capital Resources"). The weighted average effective interest rate on the Company's term loans was approximately 4.5 percent in 1999, 5.1 percent in 1998 and 4.7 percent in 1997. Other income, net consisted primarily of interest income, royalty income and foreign currency transaction gains and losses in each of the years presented and recovery of prior period business taxes in 1999.

INCOME TAXES

     The noncurrent deferred income tax asset is primarily due to net operating loss carryforwards ("NOLs") incurred through December 31, 1994 by other businesses of Kimberly-Clark in France previously owned by SMF. Prior to the spin-off, those other Kimberly-Clark businesses were merged and dividended to Kimberly-Clark. Under French tax law, the NOLs of those other businesses were retained by SMF. The SMF consolidated tax group in France has not paid income taxes, except nominal amounts of minimum required income taxes, in the periods presented in the financial statements and is not expected to pay normal income taxes until the NOLs have been fully utilized. Additionally, the noncurrent deferred income tax asset beginning in 1998 includes amounts related to NOLs of SWM-B, some of which were obtained in the 1998 acquisition of this Brazilian business. Additional information concerning these NOLs is disclosed in Note 6 to the Consolidated Financial Statements.

     The effective tax rates for the years ended December 31, 1999, 1998 and 1997 were 39.0 percent, 32.1 percent and 36.0 percent, respectively.

     The provision for income taxes in 1998 included the benefit of a reduction in the valuation allowance recorded against certain French deferred income tax assets arising from NOLs. This adjustment reduced the deferred provision for income taxes by $5.2 million. The reduction in the valuation allowance was recorded because of continued earnings and projected future earnings at the French businesses that utilize the NOLs, reducing the uncertainty that these NOLs will be fully utilized in the future. Excluding the impact of this adjustment, the effective income tax rate for the year ended December 31, 1998 would have been 41.7 percent. The decrease from this adjusted 1998 effective income tax rate of 41.7 percent to 39.0 percent in 1999 was due to the reduction in the French statutory income tax rate from 41.7 percent in 1998 to 40.0 percent in 1999 and due to a greater proportion of the Company's 1999 earnings being in Brazil and the United States, which had lower income tax rates than France.

     The provision for income taxes in 1997 was impacted by an increase in the effective statutory income tax rate enacted in France during November 1997 from
36.7 percent to 41.7 percent for 1997 and 1998, retroactive to January 1, 1997, and to 40.0 percent for 1999. The unfavorable effect on current taxes of the tax rate increase, including a retroactive adjustment for the eleven-month period ended November 30, 1997, was offset by the favorable effect on the deferred provision for income taxes due to the increased value of the tax benefits to be recognized from the NOLs retained by SMF estimated to be realized during 1997, 1998 and 1999, the periods of the higher income tax rates. The impact in 1997 attributable to deferred tax assets, net of liabilities, was a favorable $2.0 million on the deferred provision for income taxes. Also impacting the 1997 provision for income taxes was the enactment in France during December 1997 of a law that eliminated taxation of a "provision for the fluctuating value of raw materials" that had been included in French deferred taxes. Cancellation of this deferred tax liability reduced the provision for income taxes by $2.1 million, which was partially offset by establishment of a $1.0 million reserve for a previously reported tax claim in France. (See additional information concerning this tax claim in Note 6 to the Consolidated Financial Statements.) Including the effect of the change in French income tax rates on the 1997 current provision for income taxes, but excluding the effect on the deferred provision for income taxes, and excluding the effect of the elimination of taxation of a "provision for fluctuating value of raw materials" and the reserve for the tax claim, the effective 1997 income tax rate would have been 39.9 percent. The increase from this adjusted 1997 rate of 39.9 percent to the above-adjusted 41.7 percent 1998 effective income tax rate was due to a greater proportion of the Company's 1998 earnings being in France, which had higher income tax rates than other countries in which the Company operates.

LIQUIDITY AND CAPITAL RESOURCES

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1999     1998     1997
                                                              ------   ------   -------
                                                                (U.S. $ IN MILLIONS)
Cash Provided by (Used for):
  Changes in operating working capital......................  $(9.0)   $(1.9)   $(10.8)
  Operations................................................   60.7     67.1      67.3
  Capital spending..........................................  (26.3)   (36.7)    (35.8)
  Capitalized software costs................................   (3.1)    (4.0)     (7.6)

     The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. Impacting the cash flow from operations are changes in operating working capital. In 1999, changes in operating working capital contributed unfavorably to cash flow by $9.0 million due primarily to lower accounts payable. Accounts payable were lower in 1999 compared to 1998 as a result of payments in early 1999 for several large capital costs included in accounts payable at December 31, 1998. In 1998, changes in operating working capital contributed unfavorably to cash flow by $1.9 million, excluding the acquired working capital balances of the Brazilian and French businesses acquired in 1998. In 1997, changes in operating working capital contributed unfavorably to cash flow by $10.8 million due principally to lower accounts payable. Accounts payable were lower in 1997 compared to 1996 as a result of payments in early 1997 for several large capital and purchased software costs included in accounts payable at December 31, 1996. During 1997, the cash flow impact of lower accounts receivable, due to the timing of collections, offset the impact of higher inventory levels.

     Cash flow from operations during these periods exceeded the level of capital spending. Capital spending in 1999 included (i) $8.1 million toward the speed-up of two machines in the French mills, (ii) $3.2 million toward the expansion of converted tipping paper capacity at the Malaucene, France mill, and
(iii) $1.1 million toward replacement of a yankee dryer in the Spay, France mill. Capital spending in 1998 included (i) $3.9 million toward the expansion of the Malaucene mill, (ii) $3.0 million toward speed-ups of both RTL machines and replacement of a yankee dryer hood at the Spay mill, (iii) $2.3 million for speed-up of a paper machine at the Quimperle, France mill, (iv) $1.4 million to modify a paper machine at the newly-acquired Saint-Girons mill, (v) $1.2 million toward upgrades to a paper machine at the Spotswood mill, (vi) $1.0 million to upgrade a coating machine at the newly-acquired Pirahy mill, and (vii) $1.0 million toward improvements at the Quimperle pulping facility. Capital spending in 1997 included (i) $3.6 million to complete the new long fiber paper machine at the Quimperle mill, (ii) $2.9 million at the Ancram mill toward upgrading the forming section of a long fiber paper machine, (iii) $2.3 million for equipment necessary to temporarily restart operation of the RTL production line at the Spotswood mill, (iv) $1.5 million toward an effluent biological treatment station at the Quimperle mill, (v) $1.0 million to complete upgrading the flax pulping operations at the Spotswood mill, and (vi) $1.0 million toward a paper machine upgrade project at the Spotswood mill.

     In addition to capital spending, the Company incurred, and deferred on the balance sheet, additional software development costs of $3.1 million in 1999. These costs were incurred primarily in France, related to new integrated information systems, and in Brazil to replace certain modules of its integrated computer systems used by its former Brazilian parent company.

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

     In December 1998, the Company announced that the Board of Directors had authorized the repurchase of shares of the Company's common stock during the period January 1, 1999 through December 31, 2000 in an amount not to exceed $20 million. The Company repurchased a total of 294,350 shares of its common stock during 1999 for $4.3 million. The Company repurchased 155,700 shares of its common stock during 1998 for $3.8 million under a previous program which was effective through December 31, 1998.

     On January 27, 2000, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on March 13, 2000 to stockholders of record on February 14, 2000.

     The Company's ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, stockholder dividends and working capital. The Company has declared and paid quarterly dividends of fifteen cents per share since the second quarter of 1996. Management currently expects to continue this level of quarterly dividend. Other than expenditures associated with environmental matters

(see Note 12 of the Notes to Consolidated Financial Statements), as of December 31, 1999 the Company had unrecorded outstanding commitments for capital expenditures of approximately $0.6 million. In addition to capital spending, the Company is incurring software development costs related to new integrated computer systems. The portion of software development costs which were capitalized beginning in 1996 totaled $17.4 million through 1999 and were deferred on the balance sheet until such systems are placed in service (see Note 3 of the Notes to Consolidated Financial Statements). In the United States, where the largest portion of the costs to-date have been incurred, most of the deferred costs began amortizing at the beginning of 1998 over a period of seven years using the straight-line method. In France, a large portion of the installation of its new systems has been completed and successfully began operation during 1999 without significant start-up expenses. The Company will continue to incur costs in 2000, but to a lesser extent, primarily in France and Brazil, as additional software modules are purchased, designed and installed.

     As of December 31, 1999, the Company had approximately $27 million still available under its revolving credit facilities in the United States and France, and on January 7, 2000, the Company renewed these facilities to January 26, 2001. The Company also has other bank credit facilities available in the United States, France and Brazil.

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

OUTLOOK

     Cigarette consumption and production in both the United States and Brazil were lower in 1999 than in the prior year. U.S. cigarette consumption was impacted by adverse publicity and by increases in the retail selling price of cigarettes. The export of cigarettes manufactured in the United States also declined in 1999 from prior year levels. These trends are expected to continue in 2000. There appear to be signs of recovery in the Russian, Eastern European and Asian cigarette markets as these economies are improving. The Company's Brazilian business also expects to continue to increase its sales to Latin American countries outside of Brazil. Worldwide cigarette production is expected to increase approximately one percent in 2000, driven by growth in emerging markets as well as growth in the ventilated and blended cigarette segments.

     There continues to be excess worldwide manufacturing capacity for tobacco-related papers, however, the amount of excess capacity is decreasing as paper manufacturers, including the Company, are shutting down unneeded and less efficient capacity. Pricing appears to be stabilizing in most key markets and there may be opportunities for price increases as pulp prices rise.

     Some production downtime was experienced on certain machines during 1999 in the Company's U.S., French and Brazilian paper operations because of reduced demand. Additional paper production downtime is likely to be taken in 2000 in each of the Company's three operations but to a lesser extent than in 1999. Fourth quarter 1999 sales benefited in each of the Company's three business units from sales to certain customers that increased their year-end inventories related to concerns of possible Year 2000 issues. This may have improved the Company's consolidated fourth quarter operating profit by as much as $1.3 to $1.8 million. Sales and operating results in the first quarter of 2000 are expected to be negatively impacted by the positive timing impact experienced in the fourth quarter of 1999.

     Cost savings are expected to continue from recently implemented capital projects and from various cost savings programs, including the Company's headcount reductions in the United States during 1999. With current market conditions, cost reduction continues to be a priority in each of the Company's business units.

     The per ton costs of wood pulp have steadily increased during the latter half of 1999 and a further increase was effective at the beginning of 2000. The Company expects further increases in the per ton cost of wood pulp during 2000.

     The French corporate income tax rate was scheduled to decline from 40.0 percent for 1999 to 36.7 percent for 2000. However, as a result of a tax law enacted in December 1999, the rate applicable to the Company's French businesses will be approximately 37.7 percent effective beginning January 1, 2000.

     The company expects capital spending for 2000 to be approximately $20 to $25 million, focused primarily on product quality improvements and cost reduction opportunities. Capitalized software costs in 2000 are expected to total approximately $2 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Many factors outside the control of the Company could impact the Company's results. The following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 2000 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

  Year 2000 Compliance

     Historically, many computer systems and other equipment with embedded chips or processors utilized computer programs written using two digits to represent the year rather than four digits. These programs may not properly recognize a year "20XX". As a result, these programs may be unable to accurately process certain data before, during or after the year 2000 and could result in governmental and business systems failures or miscalculations causing disruptions in operations. This problem has been commonly referred to as the "Year 2000" issue.

     Because of the numerous information systems, mill process controls and operating systems, and vendors and service providers that the Company uses, as well as the Company's many customers and customer locations around the world, the Company could not exclude the possibility that some disruption in its business due to the Year 2000 issue could occur. Therefore, the Company developed and implemented plans to minimize the adverse effect of any such potential business disruptions.

     Prior to the end of 1999, each of the Company's business segments inventoried its business operations, assessed its susceptibility to system failures or processing errors as a result of Year 2000 issues and developed plans to address those issues. The plans focused on three elements: information systems software and hardware, mill process controls and operating systems, and vendors and service providers. Each element was subdivided according to risk potential. Those issues which were considered most critical to continuing operations were given the highest priority. Plans were implemented and, where necessary, modifications or corrective actions were completed in each of the Company's businesses for all high risk issues identified, as well as most of the medium risk issues identified.

     In addition to the costs of new integrated computer systems which were necessary irrespective of the approach to Year 2000, the Company's cost of implementing its Year 2000 compliance plans totaled approximately $1.5 million. Approximately two-thirds of the total cost was expensed and one-third included in capital projects.

     The Company has not experienced any business disruptions related to the Year 2000 issue to-date. The Company is also not aware of any such issues with respect to its information systems, mill process controls or operating systems. Furthermore, the Company is not aware of any such issues at its many customers, vendors and service providers. However, until the potential for such issues arising has been eliminated by the passage of time, it is not possible to state with certainty that the Company's operations will not be disrupted by Year 2000 issues.

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

     The Company's French subsidiaries currently utilize multi-currency software that was capable of euro-denominated sales and purchase transactions on January 1, 1999. Consideration has also been given to other potential issues in connection with the conversion, including those mentioned above. The Company's French subsidiaries are in the process of implementing already-purchased software capable of translating current and historical data into euro currency data, which implementation will be fully completed no later than January 1, 2002, at which time the euro will become the functional currency of the French subsidiaries. The Company does not anticipate any significant negative consequences of these issues and does not anticipate that the euro conversion will have a material adverse impact on its financial condition or results of operations.

  International Business Risks

     The Company and its subsidiaries are subject to international business risks, including unsettled political and economic conditions, expropriation, import and export controls and restrictions, exchange controls, inflationary economies, currency risks and risks related to the restrictions of repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries.

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

     Dividend distributions are regularly made to the United States from certain foreign subsidiaries and are appropriately considered in the provision for U.S. income taxes. The Company intends for the undistributed earnings of certain other foreign subsidiaries to be reinvested indefinitely. These undistributed earnings are not subject to either additional foreign income taxes or U.S. income taxes unless remitted as dividends. Accordingly, no provision has been made for U.S. taxes on those earnings. The Company regularly reviews the status of the accumulated earnings of each of its foreign subsidiaries and reevaluates the aforementioned dividend policy as part of its overall financing plans.

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

  Effect of Changing Pulp Costs

     Per ton pulp costs tend to be cyclical in nature and are a large component of product costs. The Company consumed approximately 107,000 and 112,000 metric tons of wood pulp in 1999 and 1998, respectively, including requirements of the two companies acquired in 1998, and 71,000 metric tons of wood pulp in 1997. During the period from January 1997 through December 1999, the U.S. list price of the primary pulp grade used by the Company, northern bleached softwood kraft pulp, ranged from a low of $500 per metric ton to a high of $610 per metric ton, and increased to $640 per metric ton in January 2000. Generally, over time, the Company has been able to increase its selling prices in response to increased per ton pulp costs and has generally reduced them when pulp costs have significantly declined. The Company may or may not be able to fully recover future pulp cost increases, or fully retain future pulp cost decreases, in its sales pricing structure.

  Seasonality

     Sales of the Company's products are not subject to seasonal fluctuations, except in the United States and Brazil. In the United States, customer shutdowns typically occur in July and December and typically have resulted in reduced net sales and operating profit during those two months. Additionally, the U.S. mills shut down equipment to perform additional maintenance during these months, resulting in higher product costs and reduced operating profit. In Brazil, customer orders are typically lower in December due to a holiday season through much of January and February.

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

  Legal Proceedings

     Information concerning legal proceedings is disclosed in Note 11 of the Notes to Consolidated Financial Statements and in Part I, Item 3 "LEGAL PROCEEDINGS" herein. In addition, the Company and its subsidiaries are involved in legal actions and claims arising in the ordinary course of business. Litigation is subject to many uncertainties and, while it is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries, management believes that such actions and claims will be resolved without a material adverse effect on the Company's financial statements.

  Reliance on Significant Customers

     Most of the Company's customers are manufacturers of tobacco products located in more than 90 countries around the world. Two such customers have accounted for a significant portion of the Company's net sales in each of the last several years, and the loss of one or both such customers, or a significant reduction in one or both of these customers' purchases, could have a material adverse effect on the Company's results of operations. See Note 14 of the Notes to Consolidated Financial Statements.

  Tobacco Products and Governmental Actions

     In recent years, governmental entities, particularly in the United States, have taken or have proposed actions that may have the effect of reducing consumption of tobacco products. Reports and speculation with respect to the alleged harmful physical effects of cigarette smoking and use of tobacco products have been publicized for many years and, together with actions to restrict or prohibit advertising and promotion of cigarettes or other tobacco products and to increase taxes on such products, are intended to discourage the consumption of cigarettes and other such products. In the fourth quarter of 1998, the major U.S. cigarette manufacturers reached agreement with all 50 U.S. states and several commonwealths and territories to settle health care cost recovery and other claims. In anticipation of these settlements and as a direct result of these settlements, most of the U.S. cigarette manufacturers have increased prices of cigarettes significantly. Domestic cigarette consumption has declined, in part due to these price increases which, in turn, decreases demand for the Company's products. During 1999, the U.S. Department of Justice filed a multi-billion dollar civil suit against the tobacco industry. In addition, litigation is pending against the major manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms and for alleged violations of antitrust laws. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation may have on the tobacco industry, its financial liquidity or relationships with its suppliers. Nor is it possible to predict what additional legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect the consumer tobacco products industry in general.

     Approximately 89 to 90 percent of the Company's net sales are from products used by the tobacco industry in the making and packaging of cigarettes or other tobacco products. Management is unable to predict the effects that the above-described legal and governmental actions might have on the Company's results of operations and financial condition.

FORWARD-LOOKING STATEMENTS

     Certain sections of this report, particularly the foregoing discussion regarding the "Outlook" of the Company and "Factors That May Affect Future Results", contain certain forward-looking statements, generally identified by phrases such as "the Company expects" or words of similar effect. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the results of the Company will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates. The above-mentioned important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 2000 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Consolidated Financial Statements:

     Consolidated Statements of Income for the years ended
      December 31, 1999, 1998 and 1997......................     27

     Consolidated Balance Sheets as of December 31, 1999 and
      1998..................................................     28

     Consolidated Statements of Changes in Stockholders'
      Equity for the years ended December 31, 1999, 1998
      and 1997..............................................     29

     Consolidated Statements of Cash Flow for the years
      ended December 31, 1999, 1998 and 1997................     30

     Notes to Consolidated Financial Statements.............     31

Report of Independent Auditors..............................     54

Management's Responsibility for Financial Reporting.........     55

     Schedules have been omitted because they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------
                                                         1999               1998               1997
                                                       ---------          ---------          ---------
                                                       (U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net Sales....................................           $504.4             $546.7             $460.6

  Cost of products sold......................            394.0              440.6              338.7
                                                        ------             ------             ------

Gross Profit.................................            110.4              106.1              121.9

  Selling expense............................             19.5               21.0               17.4

  Research expense...........................              6.7                6.5                6.4

  General expense............................             19.6               19.5               16.2
                                                        ------             ------             ------

Operating Profit.............................             64.6               59.1               81.9

  Interest expense...........................             (5.8)              (6.4)              (4.1)

  Other income, net..........................              1.9                1.2                1.6
                                                        ------             ------             ------

Income Before Income Taxes and Minority
  Interest...................................             60.7               53.9               79.4

  Provision for income taxes.................             23.7               17.3               28.6
                                                        ------             ------             ------

Income Before Minority Interest..............             37.0               36.6               50.8

  Minority interest in earnings of
     subsidiaries............................              5.6                5.6                5.5
                                                        ------             ------             ------

Net Income...................................           $ 31.4             $ 31.0             $ 45.3
                                                        ======             ======             ======

Net Income Per Common Share:

  Basic......................................           $ 1.99             $ 1.94             $ 2.82
                                                        ======             ======             ======

  Diluted....................................           $ 1.99             $ 1.92             $ 2.77
                                                        ======             ======             ======

                 See Notes to Consolidated Financial Statements

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                               1999         1998
                                                              -------      -------
                                                              (U.S. $ IN MILLIONS)
                                      ASSETS
Current Assets
  Cash and cash equivalents.................................  $ 15.1       $  6.7
  Accounts receivable.......................................    72.1         69.5
  Inventories...............................................    62.9         69.4
  Current income tax refunds receivable.....................     2.2          2.8
  Deferred income tax benefits..............................     4.1          5.2
  Prepaid expenses..........................................     2.8          2.7
                                                              ------       ------
         Total Current Assets...............................   159.2        156.3
                                                              ------       ------
Property
  Land and improvements.....................................     7.0          7.2
  Buildings and improvements................................    63.4         69.0
  Machinery and equipment...................................   370.9        379.6
  Construction in progress..................................    10.6         23.5
                                                              ------       ------
    Gross Property..........................................   451.9        479.3
  Less accumulated depreciation.............................   199.8        196.1
                                                              ------       ------
         Net Property.......................................   252.1        283.2
                                                              ------       ------
Noncurrent Deferred Income Tax Benefits.....................     6.9         19.7
                                                              ------       ------
Deferred Charges and Other Assets...........................    18.4         15.5
                                                              ------       ------
         Total Assets.......................................  $436.6       $474.7
                                                              ======       ======

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt.........................  $  3.2       $  4.4
  Other short-term debt.....................................     8.8         11.3
  Accounts payable..........................................    46.3         58.1
  Accrued expenses..........................................    49.1         50.7
                                                              ------       ------
         Total Current Liabilities..........................   107.4        124.5
                                                              ------       ------
Long-Term Debt..............................................   100.9        108.4
                                                              ------       ------
Deferred Income Taxes.......................................    13.1         12.7
                                                              ------       ------
Other Noncurrent Liabilities................................    23.9         24.1
                                                              ------       ------
Minority Interest...........................................     7.1          8.0
                                                              ------       ------
Contingencies (See Notes 6, 10, 11 and 12)
Stockholders' Equity
  Preferred Stock -- $.10 par value -- 10,000,000 shares
    authorized, none issued.................................      --           --
  Common Stock -- $.10 par value -- 100,000,000 shares
    authorized, 16,078,733 shares issued at both December
    31, 1999 and 1998, respectively.........................     1.6          1.6
  Additional paid-in capital................................    60.7         60.7
  Common stock in treasury, at cost -- 441,845 and 154,668
    shares at December 31, 1999 and 1998, respectively......    (8.0)        (3.8)
  Retained earnings.........................................   156.7        134.8
  Accumulated other comprehensive income (loss) --
    Unrealized foreign currency translation adjustments.....   (26.8)         3.7
                                                              ------       ------
         Total Stockholders' Equity.........................   184.2        197.0
                                                              ------       ------
  Total Liabilities and Stockholders' Equity................  $436.6       $474.7
                                                              ======       ======

                 See Notes to Consolidated Financial Statements

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                          ---------------------------------------------------------------------------------------
                                                                                                            ACCUMULATED
                                          COMMON STOCK ISSUED    TREASURY STOCK    ADDITIONAL                  OTHER
                                          -------------------   ----------------    PAID-IN     RETAINED   COMPREHENSIVE
                                            SHARES     AMOUNT   SHARES    AMOUNT    CAPITAL     EARNINGS   INCOME (LOSS)   TOTAL
                                          ----------   ------   -------   ------   ----------   --------   -------------   ------
                                                                           (U.S. $ IN MILLIONS)

BALANCE, DECEMBER 31, 1996..............  16,052,621    $1.6                         $60.0       $ 77.8       $ 16.6       $156.0

  Net income............................                                                           45.3                      45.3
  Adjustments to unrealized foreign
    currency translation................                                                                       (12.5)       (12.5)
                                                                                                                           ------
  Comprehensive income..................                                                                                     32.8
                                                                                                                           ------
  Dividends declared ($0.60 per
    share)..............................                                                           (9.6)                     (9.6)
  Stock issued to directors as
    compensation........................       1,182                                                                           --
  Stock issued for options exercised....      11,640                                   0.3                                    0.3
                                          ----------    ----                         -----       ------       ------       ------
BALANCE, DECEMBER 31, 1997..............  16,065,443     1.6                          60.3        113.5          4.1        179.5

  Net income............................                                                           31.0                      31.0
  Adjustments to unrealized foreign
    currency translation................                                                                        (0.4)        (0.4)
                                                                                                                           ------
  Comprehensive income..................                                                                                     30.6
                                                                                                                           ------
  Dividends declared ($0.60 per
    share)..............................                                                           (9.6)                     (9.6)
  Purchases of treasury stock...........                        155,700   $(3.8)                                             (3.8)
  Stock issued to directors as
    compensation........................       1,350             (1,032)                                                       --
  Stock issued for options exercised....      11,940                                   0.3                                    0.3
  Adjustments due to rounding...........                                               0.1         (0.1)                       --
                                          ----------    ----    -------   -----      -----       ------       ------       ------
BALANCE, DECEMBER 31, 1998..............  16,078,733     1.6    154,668    (3.8)      60.7        134.8          3.7        197.0

  Net income............................                                                           31.4                      31.4
  Adjustments to unrealized foreign
    currency translation................                                                                       (30.5)       (30.5)
                                                                                                                           ------
  Comprehensive income..................                                                                                      0.9
                                                                                                                           ------
  Dividends declared ($0.60 per
    share)..............................                                                           (9.5)                     (9.5)
  Purchases of treasury stock...........                        294,350    (4.3)                                             (4.3)
  Stock issued to directors as
    compensation........................                         (7,173)    0.1                                               0.1
                                          ----------    ----    -------   -----      -----       ------       ------       ------
BALANCE, DECEMBER 31, 1999..............  16,078,733    $1.6    441,845   $(8.0)     $60.7       $156.7       $(26.8)      $184.2
                                          ==========    ====    =======   =====      =====       ======       ======       ======

                 See Notes to Consolidated Financial Statements

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                 FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                               1999     1998      1997
                                                              ------   -------   ------
                                                                (U.S. $ IN MILLIONS)
Operations
  Net income................................................  $ 31.4   $  31.0   $ 45.3
  Depreciation and amortization.............................    22.2      24.8     14.4
  Deferred income tax provision.............................    10.4       5.0      9.9
  Minority interest in earnings of subsidiaries.............     5.6       5.6      5.5
  Other.....................................................     0.1       2.6      3.0
  Changes in operating working capital, excluding effects of acquisitions:
     Accounts receivable....................................    (2.6)     (1.2)     8.1
     Inventories............................................     6.5      (1.4)    (7.1)
     Accounts payable.......................................   (11.8)      2.4    (11.1)
     Accrued expenses.......................................    (1.6)      0.3      0.5
     Prepaid expenses.......................................    (0.1)      1.2     (1.7)
     Accrued income taxes...................................     0.6      (3.2)     0.5
                                                              ------   -------   ------
       Net changes in operating working capital.............    (9.0)     (1.9)   (10.8)
                                                              ------   -------   ------
          Cash Provided by Operations.......................    60.7      67.1     67.3
                                                              ------   -------   ------
Investing
  Capital spending..........................................   (26.3)    (36.7)   (35.8)
  Capitalized software costs................................    (3.1)     (4.0)    (7.6)
  Acquisitions, net of cash acquired........................      --     (65.4)      --
  Other.....................................................    (2.5)     (1.3)    (4.7)
                                                              ------   -------   ------
          Cash Used for Investing...........................   (31.9)   (107.4)   (48.1)
                                                              ------   -------   ------
Financing
  Cash dividends paid to SWM stockholders...................    (9.5)     (9.6)    (9.6)
  Cash dividends paid to minority owner.....................    (5.2)     (5.3)    (4.5)
  Changes in short-term debt................................    (2.5)      8.4     (0.8)
  Proceeds from issuances of long-term debt.................     6.5      24.8      5.6
  Payments on long-term debt................................    (5.4)     (5.0)    (3.9)
  Purchases of treasury stock...............................    (4.3)     (3.8)      --
  Issuances of capital stock................................      --       0.3      0.3
                                                              ------   -------   ------
          Cash Provided by (Used for) Financing.............   (20.4)      9.8    (12.9)
                                                              ------   -------   ------
Increase (Decrease) in Cash and Cash Equivalents............     8.4     (30.5)     6.3
Cash and Cash Equivalents at beginning of year..............     6.7      37.2     30.9
                                                              ------   -------   ------
Cash and Cash Equivalents at end of year....................  $ 15.1   $   6.7   $ 37.2
                                                              ======   =======   ======

                 See Notes to Consolidated Financial Statements

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 1.  BACKGROUND

     On November 30, 1995, Kimberly-Clark Corporation ("Kimberly-Clark") distributed all of the outstanding common stock of Schweitzer-Mauduit International, Inc. (the "Distribution") to its stockholders, through a tax-free spin-off of its U.S., French and Canadian business operations that manufactured and sold tobacco-related papers and other specialty paper products (the "Businesses"). Effective at the close of business on November 30, 1995, the Company became an independent, publicly owned company as a result of the Distribution.

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

     On February 11, 1998, SM-Enterprises paid 37.2 million French francs (approximately $6.1) in cash and assumed approximately $5.8 in existing net debt for all of the outstanding shares of Ingefico, S.A. and 97.1 percent of the outstanding shares of its pulp and specialty paper manufacturing subsidiaries, Groupe SAPAM S.A. ("Groupe SAPAM") and Papeteries de la Moulasse S.A., located in Saint-Girons, France. Subsequently, SM-Enterprises acquired all the remaining shares of Groupe SAPAM for $0.2 in cash. SM-Enterprises and Ingefico, S.A. were then merged into Groupe SAPAM. Papeteries de la Moulasse S.A. was renamed Papeteries de Saint-Girons S.A. ("PdStG").

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     The above acquisitions were accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the respective dates of the acquisitions. In conjunction with the acquisitions, liabilities were assumed as follows:

Fair value of assets acquired...............................  $95.7
Less: Cash paid for the stock...............................  (68.3)
      Direct costs incurred.................................   (2.0)
                                                              -----
  Liabilities assumed.......................................  $25.4
                                                              =====

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

  Foreign Currency Translation

     The income statements of foreign entities are translated into U.S. dollars at average exchange rates prevailing during the periods. The balance sheets of these entities are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in a separate component of accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments. Foreign currency gains and losses arising from settlement of transactions in non-local currencies and remeasurement of non-local currency denominated monetary assets and liabilities are included in other income, net.

  Earnings Per Share

     Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average number of common shares used in the calculation of basic net income per common share for 1999, 1998 and 1997 were 15,805,700, 16,018,700 and 16,059,900, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average number of common and potential common shares used in the calculation of diluted net income per common share for 1999, 1998 and 1997 were 15,807,200, 16,161,300 and 16,338,600, respectively. The only potential common shares are those related to stock options outstanding during the respective years.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

  Cash and Cash Equivalents

     Cash and cash equivalents include cash, time deposits and readily marketable securities with original maturities of three months or less. The recorded amount reported in the balance sheet approximates fair value.

  Inventories

     Most U.S. inventories are valued at cost on the Last-In, First-Out ("LIFO") method. The balance of the U.S. inventories and inventories of entities outside the United States are valued at the lower of cost, using the First-In, First-Out ("FIFO") and weighted average methods, or market.

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

             ASSET CATEGORY                DEPRECIABLE LIFE
             --------------                ----------------
Machinery and Equipment..................  5 to 20 years
Buildings................................  20 to 40 years
Building Improvements....................  Lesser of 20 years or remaining life of the relevant building or lease

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

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 4.  SUPPLEMENTAL DISCLOSURES

Supplemental Balance Sheet Data

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                               1999        1998
                                                              -------     -------
Summary of Accounts Receivable:
  Trade.....................................................   $56.8       $57.4
  Other.....................................................    17.2        14.0
  Less allowances for doubtful accounts and sales
     discounts..............................................    (1.9)       (1.9)
                                                               -----       -----
          Total.............................................   $72.1       $69.5
                                                               =====       =====
Summary of Inventories by Major Class:
  At the lower of cost on the FIFO and weighted average
     methods or market:
     Raw materials..........................................   $29.0       $28.1
     Work in process........................................     5.6         7.1
     Finished goods.........................................    21.1        26.6
     Supplies and other.....................................    12.0        13.2
                                                               -----       -----
                                                                67.7        75.0
     Excess of FIFO cost over LIFO cost.....................    (4.8)       (5.6)
                                                               -----       -----
          Total.............................................   $62.9       $69.4
                                                               =====       =====

     Total inventories included $25.5 and $30.8 of inventories subject to the LIFO method of valuation at December 31, 1999 and 1998, respectively. If LIFO inventories had been valued at FIFO cost, net income would have been decreased by $0.5, $0.4 and $0.6 in 1999, 1998 and 1997, respectively.

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                               1999        1998
                                                              -------     -------
Summary of Accrued Expenses:
  Accrued salaries, wages and employee benefits.............   $29.2       $26.8
  Other accrued expenses....................................    19.9        23.9
                                                               -----       -----
          Total.............................................   $49.1       $50.7
                                                               =====       =====

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

Analysis of Allowances for Doubtful Accounts and Sales Discounts:

                                       BALANCE AT                           WRITE-OFFS                  BALANCE
                                       BEGINNING    BALANCES   CHARGED TO      AND        CURRENCY     AT END OF
                                       OF PERIOD    ACQUIRED    EXPENSE     DISCOUNTS    TRANSLATION    PERIOD
                                       ----------   --------   ----------   ----------   -----------   ---------
AS OF DECEMBER 31, 1999
Allowance for doubtful accounts......     $1.9                    $0.6        $(0.1)        $(0.5)       $1.9
Allowance for sales discounts........       --                     0.1         (0.1)           --          --
                                          ----                    ----        -----         -----        ----
          Total......................     $1.9                    $0.7        $(0.2)        $(0.5)       $1.9
                                          ====                    ====        =====         =====        ====
AS OF DECEMBER 31, 1998
Allowance for doubtful accounts......     $0.4        $1.5        $0.3        $(0.1)        $(0.2)       $1.9
Allowance for sales discounts........       --          --         0.2         (0.2)           --          --
                                          ----        ----        ----        -----         -----        ----
          Total......................     $0.4        $1.5        $0.5        $(0.3)        $(0.2)       $1.9
                                          ====        ====        ====        =====         =====        ====
AS OF DECEMBER 31, 1997
Allowance for doubtful accounts......     $0.5                    $ --        $(0.1)        $  --        $0.4
Allowance for sales discounts........       --                     0.2         (0.2)           --          --
                                          ----                    ----        -----         -----        ----
          Total......................     $0.5                    $0.2        $(0.3)        $  --        $0.4
                                          ====                    ====        =====         =====        ====

Supplemental Cash Flow Information

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                 1999         1998         1997
                                                                -------      -------      -------
Interest paid...............................................     $ 6.4        $ 6.2        $ 4.2
Interest capitalized........................................       0.2          0.1          0.5
Income taxes paid (1).......................................      12.3         15.6         17.7
Decrease in cash and cash equivalents due to exchange rate
  changes...................................................     $ 0.9        $ 1.0        $ 2.5

---------------

(1) The SMF consolidated tax group paid only nominal amounts of minimum required income taxes in all periods presented due to the net operating loss carryforwards retained in the Distribution.

NOTE 5.  DEBT

     In 1995, the Company, SMF and PdM Industries S.N.C. ("PdM Industries"), a subsidiary owned 99 percent by PdM and one percent by SMF, entered into an unsecured credit agreement (the "Credit Agreement") with a group of banks to provide term and revolving loans totaling 375 million French francs (or approximately $57 at December 31, 1999 and $67 at December 31, 1998) to SMF and PdM Industries (the "French Credit Facility") and term and revolving loans totaling $40.0 to the Company (the "U.S. Credit Facility" and, together with the French Credit Facility, the "Credit Facilities"). The French Credit Facility consists of a term loan to SMF in the amount of 250 million French francs (or approximately $38 at December 31, 1999 and $45 at December 31, 1998) (the "French Term Loan Facility") and a renewable 364-day revolving credit facility available to both SMF and PdM Industries in an amount of up to 125 million French francs (or approximately $19 at December 31, 1999 and $22 at December 31,
1998) (the "French Revolving Credit Facility"). Borrowings under the French Credit Facility are guaranteed by the Company. The U.S. Credit Facility consists of a term loan to the Company in the amount of $25.0 (the "U.S. Term Loan Facility", and, together with the French Term Loan Facility, the "Term Loan Facilities") and a renewable 364-day revolving credit facility available to the Company in an amount of up to $15.0 (the "U.S. Revolving Credit Facility" and, together with the French Revolving Credit Facility, the "Revolving Credit

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

Facilities"). In connection with the Distribution, the Company made cash distributions to Kimberly-Clark principally financed by borrowings of the full amounts by SWM and SMF under the Term Loan Facilities.

     In February 1998, the Company completed the Brazilian and French acquisitions (see Note 2). In anticipation of these acquisitions, the Company modified its then existing Credit Agreement. The terms of the "Amended and Restated Credit Agreement" entered into on January 30, 1998 were substantially the same as the prior Credit Agreement, except that it (i) provided an additional $20.0 term loan to SM-Spain (adding it to the Term Loan Facilities),
(ii) extended the maturities of the Term Loan Facilities by approximately two years, and (iii) renewed the Revolving Credit Facilities. During January 1999, the Revolving Credit Facilities were renewed with an expiration date of January 28, 2000 and in January 2000, the Revolving Credit Facilities were renewed again with an expiration date of January 26, 2001. Loans under each of the Term Loan Facilities are payable in three equal semi-annual installments beginning in January 2002.

     The interest rates under the Term Loan Facilities are based, at the election of the Company, on either (a) the sum of (i) either 0.375 percent per annum or 0.300 percent per annum (the "Applicable Margin"), determined by reference to the Company's Leverage Ratio (as defined in the Amended and Restated Credit Agreement) plus (ii) the London interbank offered rate ("LIBOR"), or (b) an alternate base rate. Beginning January 28, 2000, the interest rates under the Revolving Credit Facilities are based, at the election of the Company, on either (a) the sum of (i) 0.75 percent per annum plus (ii) LIBOR, or (b) an alternate base rate.

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

     The Company selectively enters into interest rate hedge agreements with respect to its variable rate long-term borrowings under the Credit Facilities to manage its exposure to interest rate increases when it is practicable and cost-effective to do so. The weighted average effective interest rates on the Term Loan Facilities for the years ended December 31, 1999, 1998 and 1997 were
4.5 percent, 5.1 percent and 4.7 percent, respectively.

     At both December 31, 1999 and 1998, long-term debt other than the Term Loan Facilities primarily consisted of obligations of the French operations related to government-mandated profit sharing. These amounts bear interest at the five year treasury note rate in France (6.0 percent at both December 31, 1999 and 1998) and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     Following are the balances of long-term debt obligations as of December 31:

                                                               1999     1998
                                                              ------   ------
French Term Loan............................................  $ 38.4   $ 44.7
U.S. Term Loan..............................................    25.0     25.0
Spanish Term Loan...........................................    20.0     20.0
French Employee Profit Sharing..............................    16.1     17.4
Other.......................................................     4.6      5.7
                                                              ------   ------
                                                               104.1    112.8
Less current portion........................................    (3.2)    (4.4)
                                                              ------   ------
                                                              $100.9   $108.4
                                                              ======   ======

     Following are the scheduled maturities for these long-term debt obligations as of December 31, 1999:

2000........................................................  $  3.2
2001........................................................     3.9
2002........................................................    59.8
2003........................................................    31.6
2004........................................................     4.4
Thereafter..................................................     1.2
                                                              ------
                                                              $104.1
                                                              ======

     At December 31, 1999, the U.S. and French operations of the Company together had approximately $34 of Revolving Credit Facilities available, of which approximately $27 was unused. These facilities permit borrowing at competitive interest rates and are available for general corporate purposes. The Company pays commitment fees on the unused portion of these Revolving Credit Facilities at an annual rate of .20 percent and may cancel the facilities without penalty at any time prior to their expiration at January 26, 2001.

     The Company also had other bank credit facilities available totaling approximately $23, of which $1.8 was outstanding at December 31, 1999. No commitment fees are paid on the unused portion of these facilities.

     At December 31, 1999 and 1998, the estimated fair value of the Company's long-term debt and short-term debt approximated the carrying amount. These fair values were based on quoted market prices for the same or similar debt or on current rates offered to the Company for obligations with the same maturities.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 6.  INCOME TAXES

     An analysis of the provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 follows:

                                                              1999    1998    1997
                                                              -----   -----   -----
Current income taxes:
  U.S. Federal..............................................  $ 0.4   $(1.7)  $ 3.8
  U.S. State................................................    0.1    (0.3)    0.7
  Foreign...................................................   12.8    14.3    14.2
                                                              -----   -----   -----
                                                               13.3    12.3    18.7
                                                              -----   -----   -----
Deferred income taxes:
  U.S. Federal..............................................    0.6     1.9     1.5
  U.S. State................................................    0.1    (0.1)    0.3
  Foreign...................................................    9.7     3.2     8.1
                                                              -----   -----   -----
                                                               10.4     5.0     9.9
                                                              -----   -----   -----
          Total.............................................  $23.7   $17.3   $28.6
                                                              =====   =====   =====

     Income before income taxes included income of $56.9 in 1999, $52.6 in 1998, and $63.5 in 1997 from operations outside the United States.

     A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows for the years ended December 31, 1999, 1998 and 1997:

                                                        1999               1998               1997
                                                  ----------------   ----------------   ----------------
                                                  AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                                                  ------   -------   ------   -------   ------   -------
Tax at U.S. statutory rate......................  $21.2     35.0%    $18.9     35.0%    $27.8     35.0%
State income taxes, net of federal tax
  benefit.......................................    0.1      0.1      (0.3)    (0.5)      0.6      0.8
Statutory rates outside the United States in
  excess of U.S. statutory rate, net............    2.7      4.4       3.9      7.2       4.2      5.3
French income tax rate increase -- deferred
  benefit.......................................   (0.2)    (0.3)       --       --      (2.0)    (2.6)
Change in French tax law........................     --       --        --       --      (2.1)    (2.6)
Adjustment of French valuation allowances.......     --       --      (5.2)    (9.6)       --       --
Other, net......................................   (0.1)    (0.2)       --       --       0.1      0.1
                                                  -----     ----     -----     ----     -----     ----
Provision for income taxes......................  $23.7     39.0%    $17.3     32.1%    $28.6     36.0%
                                                  =====     ====     =====     ====     =====     ====

     The provision for income taxes in 1999 was impacted by an increase in the effective statutory income tax rate enacted in France in December 1999 for years beginning in 2000 from the scheduled rate of 36.7 percent to 37.7 percent. The favorable effect of $0.2 on the deferred provision for income taxes was due to the increased value of deferred tax assets, primarily attributable to the tax benefits from net operating loss carryforwards ("NOLs") of the SMF tax group estimated to be realizable in future years, net of the increased value of deferred tax liabilities.

     The provision for income taxes in 1998 included the benefit of a reduction in the valuation allowance recorded against certain French deferred income tax assets arising from NOLs. This adjustment reduced the deferred provision for income taxes by $5.2. The reduction in the valuation allowance was recorded because of continued earnings and projected future earnings at the French businesses that utilize the NOLs, reducing the uncertainty that these NOLs would be fully utilized in the future.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     The provision for income taxes in 1997 was impacted by an increase in the effective statutory income tax rate enacted in France in November 1997 from 36.7 percent to 41.7 percent for 1997 and 1998, retroactive to January 1, 1997, and to 40.0 percent for 1999. The unfavorable effect on current taxes of the tax rate increase, including a retroactive adjustment for the eleven-month period ended November 30, 1997, was offset by the favorable effect on the deferred provision for income taxes due to the increased value of the tax benefits to be recognized from the NOLs retained by SMF estimated to be realized during 1997, 1998 and 1999, the periods of the higher income tax rates. The impact in 1997 attributable to deferred tax assets, net of liabilities, was a favorable $2.0 on the deferred provision for income taxes. Also impacting the 1997 provision for income taxes was the enactment in France in 1997 of a law that eliminated taxation of a "provision for the fluctuating value of raw materials" that had been included in French deferred taxes. Cancellation of this deferred tax liability reduced the provision for income taxes by $2.1.

     The Company considers the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested or plans to repatriate such earnings only when tax-effective to do so. Accordingly, no provision for U.S. federal and state income taxes has been made thereon. Upon distribution of those earnings in the form of dividends, loans to the U.S. parent, or otherwise, the Company could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to foreign tax authorities. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with its hypothetical calculation.

     Deferred income tax assets (liabilities) as of December 31, 1999 and 1998 were comprised of the following:

                                                               1999     1998
                                                              ------   ------
Current deferred income tax assets attributable to:
  Inventories...............................................  $ (0.8)  $ (0.8)
  Postretirement and other employee benefits................     3.4      3.5
  Other accrued liabilities.................................     1.6      1.8
  Other.....................................................    (0.1)     0.7
                                                              ------   ------
          Net current deferred income tax asset.............  $  4.1   $  5.2
                                                              ======   ======
Net noncurrent deferred income tax assets attributable to:
  Operating and capital loss carryforwards..................  $ 44.9   $ 60.9
  Accumulated depreciation and amortization.................   (26.6)   (28.2)
  Other.....................................................     0.6     (0.2)
  Valuation allowances......................................   (12.0)   (12.8)
                                                              ------   ------
          Net noncurrent deferred income tax asset..........  $  6.9   $ 19.7
                                                              ======   ======
Net noncurrent deferred income tax liabilities attributable
  to:
  Accumulated depreciation and amortization.................  $(21.3)  $(19.8)
  Postretirement and other employee benefits................     7.9      7.9
  Other.....................................................     0.3     (0.8)
                                                              ------   ------
          Net noncurrent deferred income tax liability......  $(13.1)  $(12.7)
                                                              ======   ======

     In the above presentation, the net noncurrent deferred income tax asset relates to the French, Brazilian and Spanish tax jurisdictions, and the net noncurrent deferred income tax liability relates to the U.S. and Canadian tax jurisdictions. Total deferred income tax assets were $46.7 and $62.0 at December 31, 1999 and 1998, respectively. Total deferred income tax liabilities were $48.8 and $49.8 at December 31, 1999 and 1998, respectively.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     Under French tax law, the NOLs incurred through December 31, 1994 by the SMF subsidiaries unrelated to the Businesses, which were distributed to Kimberly-Clark prior to the Distribution, were retained by SMF as of January 1, 1995. In addition to SMF's remaining NOLs, NOLs were obtained in the acquisition of Pirahy and were generated during 1998 by SWM-B and during 1998 and 1999 by SM-Spain.

     The following summarizes the changes in the Company's NOLs and the related noncurrent deferred income tax asset and valuation allowance for the years ended December 31, 1999, 1998 and 1997:

                                                                TOTAL   VALUATION    NET
                                                     NOL'S      ASSET   ALLOWANCE   ASSET
                                                     ------     -----   ---------   -----
Amount at December 31, 1996........................  $200.7     $73.6    $(18.1)    $55.5
Decrease related to filing of 1996 French tax
  returns..........................................    (1.4)     (0.5)       --      (0.5)
French income tax rate increase....................      --       2.6      (0.5)      2.1
1997 utilization...................................   (14.8)     (6.2)       --      (6.2)
Currency translation effect........................   (24.3)     (8.9)      2.2      (6.7)
                                                     ------     -----    ------     -----
Amount at December 31, 1997........................   160.2      60.6     (16.4)     44.2
Obtained in acquisition............................    10.3       3.2        --       3.2
French valuation allowance adjustment..............      --        --       5.2       5.2
1998 utilization, net of generated.................   (13.9)     (6.3)     (0.8)     (7.1)
Currency translation effect........................     9.2       3.4      (0.8)      2.6
                                                     ------     -----    ------     -----
Amount at December 31, 1998........................   165.8      60.9     (12.8)     48.1
French income tax rate increase....................      --       1.1      (0.3)      0.8
1999 utilization, net of generated.................   (21.5)     (8.3)     (0.6)     (8.9)
Currency translation effect........................   (24.2)     (8.8)      1.7      (7.1)
                                                     ------     -----    ------     -----
Amount at December 31, 1999........................  $120.1     $44.9    $(12.0)    $32.9
                                                     ======     =====    ======     =====

     Under current tax laws governing the tax jurisdictions in which the Company has NOLs, remaining NOLs in France and Brazil carry forward indefinitely and NOLs in Spain expire the later of ten years subsequent to the year generated or ten years subsequent to the first year of taxable income in Spain. Of the $120.1 of NOLs still available at December 31, 1999, $3.8 will expire in 2009 or later if not utilized against taxable income in Spain. The remaining $116.3 of NOLs have no expiration date. The Company elected to include PdStG, acquired in February 1998, in the SMF consolidated tax group beginning January 1, 1999. Valuation allowances totaled $12.0 as of December 31, 1999, reducing the related net deferred tax asset to an amount which is estimated to be realizable through utilization of the NOLs. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. However, that amount could change if, among other considerations, estimates of future taxable income or income tax regulations or interpretations change during the carryforward periods.

     Along with numerous other companies and banks in France, PdM is subject to a tax claim with respect to its purchase of certain bonds in 1988 which were represented by the two selling banks as carrying specific tax benefits. The French taxing authority is challenging the use by PdM of those benefits. In 1999, the French taxing authority reduced its claim against PdM to exclude an "abuse of law" penalty and to include instead a "bad faith" penalty. The total claim by the French taxing authority is now $0.9 as of December 31, 1999, including penalties and interest. The amount of penalties and interest related to "bad faith" included in the tax claim against PdM is approximately $0.2. PdM's adjusted accrual related to this exposure as of December 31, 1999 is $0.7. The Company is vigorously defending the claim based on the merits and has filed claims against each bank on the basis of their misrepresentation of certain facts. The Company's claim against one of the banks was rejected by a trial court in 1996 and the Company appealed this decision. In 1997, the case against the other bank was stayed until the claim filed by the French taxing authority against PdM has been resolved.

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

     The components of net pension expense for U.S. employees for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                              1999    1998    1997
                                                              -----   -----   -----
  Service cost..............................................  $ 2.4   $ 2.3   $ 2.1
  Interest cost.............................................    4.8     4.4     3.6
  Expected return on plan assets............................   (5.1)   (4.3)   (3.9)
  Amortizations and other...................................    0.3     0.1      --
                                                              -----   -----   -----
  Net periodic pension cost.................................    2.4     2.5     1.8
  Special termination benefits charge.......................    0.4     1.1      --
                                                              -----   -----   -----
  Total pension cost........................................  $ 2.8   $ 3.6   $ 1.8
                                                              =====   =====   =====

     The assumed long-term rate of return on pension assets for purposes of pension expense recognition for the U.S. employee plans was 10.0 percent for each of the years 1999, 1998, and 1997. Transition adjustments for these plans are being amortized on the straight-line method over 14 to 18 years. The discount rates used to determine the projected benefit obligation and accumulated benefit obligation for the U.S. employee pension plans were 8.00 percent and 6.75 percent at December 31, 1999 and 1998, respectively. The assumed long-term rates of compensation increases used to determine the projected benefit obligations for these plans were 4.0 percent for both December 31, 1999 and 1998.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     The funded status of the U.S. employee pension plans as of December 31, 1999 and 1998 were as follows:

                                                               1999    1998
                                                              ------   -----
Change in Projected Benefit Obligation:
  Projected benefit obligation at beginning of year.........  $ 69.3   $54.4
     Service cost...........................................     2.4     2.3
     Interest cost..........................................     4.8     4.4
     Actuarial (gains) losses...............................   (11.1)    8.4
     Special termination benefits...........................     0.4     1.1
     Gross benefits paid....................................    (1.8)   (1.3)
                                                              ------   -----
  Projected benefit obligation at end of year...............    64.0    69.3
                                                              ------   -----
Change in Plan Assets:
  Fair value of plan assets at beginning of year............    57.2    45.1
     Actual return on plan assets...........................     7.4    10.3
     Employer contributions.................................     2.6     3.1
     Gross benefits paid....................................    (1.8)   (1.3)
                                                              ------   -----
  Fair value of plan assets at end of year..................    65.4    57.2
                                                              ------   -----

Funded status at end of year................................     1.4   (12.1)
Unrecognized actuarial (gains) losses.......................    (7.6)    6.0
Unrecognized prior service cost and net transition
  obligation................................................     0.1     0.2
                                                              ------   -----
Net accrued pension liability...............................  $ (6.1)  $(5.9)
                                                              ======   =====

     The projected benefit obligation and accumulated benefit obligation for a U.S. supplemental executive pension plan with accumulated benefit obligations in excess of plan assets were $1.7 and $1.4, respectively, as of December 31, 1999, and $2.4 and $0.9, respectively, as of December 31, 1998. This particular plan is unfunded and therefore has no plan assets.

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

     The Company's net pension expense for the French pension plans was $1.5, $1.6 and $1.1 for the years ended December 31, 1999, 1998 and 1997, respectively. The assumed long-term rates of return on pension assets for purposes of pension expense recognition for the French plans were 6.5 percent for 1999, 7.0 percent for 1998 and 8.0 percent for 1997. Transition adjustments for these plans are being amortized on the straight-line method over 19 to 20 years. The discount rates used to determine the projected benefit obligation and accumulated benefit obligation for the French plans were 5.5 percent and 6.0 percent at December 31, 1999 and 1998, respectively. The assumed long-term rates of compensation increases used to determine the projected benefit obligation for these plans were 2.5 percent at both December 31, 1999 and 1998.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the French pension plans were $14.3, $7.2 and $3.5, respectively, as of December 31, 1999, and $15.4, $8.0 and $4.0, respectively, as of December 31, 1998. The Company's net accrued pension liability for the French plans was $5.3 and $4.5 at December 31, 1999 and 1998, respectively.

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

     The components of U.S. employee postretirement health care and life insurance benefit costs were as follows for the years ended December 31, 1999, 1998 and 1997:

                                                              1999    1998    1997
                                                              -----   -----   -----
Service cost................................................  $ 0.3   $ 0.3   $ 0.3
Interest cost...............................................    0.6     0.5     0.5
Amortizations and other.....................................   (0.3)   (0.5)   (0.4)
                                                              -----   -----   -----
Net periodic postretirement benefit cost....................    0.6     0.3     0.4
Special termination benefits charge.........................     --     0.3      --
                                                              -----   -----   -----
Total postretirement benefit cost...........................  $ 0.6   $ 0.6   $ 0.4
                                                              =====   =====   =====

     The components of the unfunded U.S. employee postretirement health care and life insurance benefit obligation included in other noncurrent liabilities as of December 31, 1999 and 1998 were as follows:

                                                               1999     1998
                                                              ------   ------
Change in Benefit Obligation:
  Benefit obligation at beginning of year...................  $  8.1   $  7.1
     Service cost...........................................     0.3      0.3
     Interest cost..........................................     0.6      0.5
     Actuarial (gains) losses...............................     0.6      0.8
     Plan amendments........................................      --     (0.3)
     Special termination benefits...........................      --      0.3
     Gross benefits paid by the Company.....................    (0.7)    (0.6)
                                                              ------   ------
  Benefit obligation at end of year.........................     8.9      8.1
                                                              ------   ------
Funded status at end of year................................    (8.9)    (8.1)
Unrecognized actuarial (gains) losses.......................    (4.7)    (5.3)
Unrecognized prior service cost.............................    (1.1)    (1.3)
                                                              ------   ------
Net accrued postretirement benefit liability................  $(14.7)  $(14.7)
                                                              ======   ======

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     For purposes of measuring the benefit obligation at December 31, 1999, a
5.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000 and thereafter. For purposes of measuring the benefit obligation at December 31, 1998, a 6.125 percent annual increase in the per capita cost of health care benefits was assumed for 1999. The rate was assumed to decrease to 5.0 percent for 2000 and remain at that level thereafter. Discount rates of 8.00 percent and 6.75 percent were used to determine the postretirement benefit obligations at December 31, 1999 and 1998, respectively.

     A one-percentage point increase or decrease in the healthcare cost trend rate would have a nominal effect on the total of the service and interest cost components of the postretirement benefit obligation at December 31, 1999. A one percentage point increase in the healthcare cost trend rate would increase the total postretirement benefit obligation by $0.1 at December 31, 1999. Likewise, a one percentage point decrease in the healthcare cost trend rate would decrease the total postretirement benefit obligation by $0.1 at December 31, 1999.

  Other Benefits

     Substantially all U.S. employees have been given the opportunity to participate in voluntary investment plans. Under the plans, the Company matches a portion of employee contributions. The Company's cost under the plans reflected in the accompanying consolidated income statements was $0.9 for 1999 and $1.0 for 1998 and 1997. At December 31, 1999, 1998 and 1997, 500,000 shares of the Company's Common Stock were reserved for issuance under these plans, none of which had been issued as of December 31, 1999. The shares may, at the Company's option, be used by the Company to satisfy the Company's liability for its matching contributions.

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

     The Company's Equity Participation Plan provides that eligible employees may be granted stock options which, when exercised, give the recipient the right to purchase the Company's Common Stock at a price no less than the "fair market value" (as defined in the Equity Participation Plan) of such stock at grant date. Options awarded under the Equity Participation Plan only become exercisable after specified periods of employment after the grant thereof (30 percent after the first year, 30 percent after the second year and the remaining 40 percent after the third year). Generally, such options expire ten years subsequent to the date of grant.

     SFAS No. 123 "Accounting for Stock Based Compensation" defines a fair value based method of accounting for stock compensation, including stock options, to employees. This statement provides entities a choice of recognizing related compensation expense by adopting the fair value method or to measure compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 ("APB No. 25"). The Company has elected to continue to measure compensation cost for stock compensation based on the intrinsic value method under APB No. 25, "Accounting for Stock Issued to Employees". Payments in the form of shares of the Company made to third parties, including the Company's outside Directors, are recorded at fair value based on the market value of the Company's common stock at the time of payment. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock compensation under the fair value method of that statement. For purposes of the pro forma disclosures, the estimated fair value of the stock compensation is amortized to expense over the vesting period. Under the fair value method, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                                              1999    1998    1997
                                                              -----   -----   -----
Net Income:
  As reported...............................................  $31.4   $31.0   $45.3
  Pro forma.................................................  $29.8   $29.8   $44.3
Basic net income per share:
  As reported...............................................  $1.99   $1.94   $2.82
  Pro forma.................................................  $1.89   $1.86   $2.76
Diluted net income per share:
  As reported...............................................  $1.99   $1.92   $2.77
  Pro forma.................................................  $1.89   $1.84   $2.71

     The valuation under SFAS No. 123 was based on the Black-Scholes option pricing model with the market value of the stock equal to the exercise price, an estimated volatility over the ten year option term of 27 percent for the 1999 awards, 24 percent for the 1998 awards and 30 percent for the 1997 awards, a risk-free rate of return based upon the zero coupon government bond yield and an assumed quarterly dividend of $0.15 per share. At both December 31, 1999 and 1998, 1,500,000 shares of the Company's Common Stock were reserved under the Equity Participation Plan. At December 31, 1999 and 1998, there were 70,410 and 607,040 shares, respectively, available for future awards.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     The following stock options were outstanding as of December 31, 1999, 1998 and 1997:

                                             1999                    1998                   1997
                                    ----------------------   --------------------   --------------------
                                                 WEIGHTED-              WEIGHTED-              WEIGHTED-
                                                  AVERAGE                AVERAGE                AVERAGE
                                                 EXERCISE               EXERCISE               EXERCISE
                                     OPTIONS       PRICE     OPTIONS      PRICE     OPTIONS      PRICE
                                    ----------   ---------   --------   ---------   --------   ---------
Outstanding at beginning of
  year............................     869,380    $24.95      764,360    $23.11      699,400    $22.09
  Granted.........................     562,300     15.60      136,900     36.23       76,600     32.54
  Forfeited.......................     (17,170)    21.27      (19,940)    32.81           --
  Cancelled.......................      (8,500)    35.05           --                     --
  Exercised.......................          --                (11,940)    23.93      (11,640)    23.51
                                    ----------               --------               --------
Outstanding at end of year........   1,406,010     21.19      869,380     24.95      764,360     23.11
                                    ==========               ========               ========
Options exercisable at year-end...     793,590    $22.83      655,200    $21.60      381,860    $21.60
                                    ==========               ========               ========
Weighted-average per share fair
  value of options granted during
  the year........................  $     6.57               $  15.00               $  12.40
                                    ==========               ========               ========

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                     OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                            -------------------------------------   -----------------------
                                                           WEIGHTED-
                                                            AVERAGE     WEIGHTED-                 WEIGHTED-
                                                           REMAINING     AVERAGE                   AVERAGE
                 RANGE OF                     NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
             EXERCISE PRICES                OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
             ---------------                -----------   -----------   ---------   -----------   ---------
$12.15 to $15.91..........................     552,800     9.0 years     $15.60        48,500      $15.69
$21.06 to $28.19..........................     665,360           6.0      21.97       665,360       21.97
$32.43 to $34.07..........................      88,100           7.3      32.91        47,390       32.75
$34.62 to $37.38..........................      99,750           8.1      36.69        32,340       36.74
                                            ----------                               --------
$12.15 to $37.38..........................   1,406,010     7.4 years     $21.19       793,590      $22.83
                                            ==========                               ========

     Effective December 2, 1999, the Company established a Restricted Stock Plan which is intended to promote the long-term financial success of the Company by attracting to the Company and retaining outstanding executive personnel and to motivate such personnel by means of restricted stock grants. The Compensation Committee of the Company's Board of Directors selects participants and establishes the terms of any grant of restricted stock. The Company's Restricted Stock Plan provides that such a grant immediately transfers ownership rights in shares of the Company's Common Stock to the recipient of the grant, including the right to vote the shares and to receive dividends thereon, at a share price established by the Compensation Committee in its discretion. The recipient's continued ownership of and right to freely transfer the restricted stock is subject to such conditions on transferability and to such risks of forfeiture as are established by the Compensation Committee at the time of grant, which may include continued employment with the Company for a defined period, achievement of specified management performance objectives or other conditions established by the Compensation Committee. The number of shares which may be issued under this Restricted Stock Plan is limited to the lesser of 200,000 shares or the number of treasury shares held by the Company as of the date of any grant. No single participant may be awarded, in the aggregate, more than 50 percent of the shares authorized to be issued under the Restricted Stock plan. As of December 31, 1999, no restricted shares had been issued under the Restricted Stock Plan.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 9.  FOREIGN CURRENCY

     Foreign currency losses have arisen from settlement of transactions in non-local currencies and the remeasurement of non-local currency denominated monetary assets and liabilities into the currency of the country in which the operation is domiciled. Such losses included in other income, net were nominal in 1999, 1998 and 1997.

     Foreign currency risks arise from transactions and commitments denominated in non-local currencies. These transactions and commitments may include the purchase of inventories or property, plant and equipment, the sale of products and the repayment of loans.

     Management selectively hedges the Company's foreign currency risks when it is practicable and cost effective to do so. The instruments are purchased from well-known money center banks, insurance companies or government agencies (counterparties). Usually the contracts extend for no more than 12 months, although their contractual term has been as long as 18 months. Credit risks with respect to the counterparties, and the foreign currency risks that would not be hedged if the counterparties fail to fulfill their obligations under the contracts, are minimal in view of the financial strength of the counterparties.

     Gains and losses on instruments that hedge firm commitments are deferred and included in the basis of the underlying hedged items. Premiums paid for options are amortized ratably over the life of the option. All other gains and losses are included in period income or expense based on the period-end market price of the instrument.

     At December 31, 1999, there were outstanding forward contracts, which were held for purposes other than trading, maturing at various dates in 2000, to purchase $7.6 of various foreign currencies. These contracts have not given rise to any significant net deferred gains or losses as of December 31, 1999.

NOTE 10.  COMMITMENTS

  Operating Leases

     Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 1999 are less than $1 annually over the next five years. Rental expense under operating leases was $4.3, $5.1 and $4.0 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Other Commitments

     During 1998, PdM entered into a 10 year agreement with one of its vendors in connection with PdM's purchases of calcium carbonate, a raw material used in the manufacturing of some paper products. The vendor agreed to construct and operate an on-site plant at the Quimperle, France mill. The cost to construct the necessary building and equipment was approximately $7. PdM agreed to annual minimum purchase commitments at prices which will vary according to quantities consumed. If PdM buys less than the minimum purchase commitments, the vendor can terminate the contract and require PdM to pay to the vendor the then net book value of the building and equipment, determined using a straight-line method of depreciation over the life of the agreement.

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

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     Under each of the above agreements, the net raw material prices expected to be paid are less than the net prices at which the raw material could otherwise be purchased, and thus the commitments are not expected to result in losses. Additionally, PdM's and SWM-B's current levels of calcium carbonate usage exceed their respective contractual minimum commitments.

     The Company enters into certain other immaterial contracts from time to time for the purchase of certain raw materials. The Company also enters into certain contracts for the purchase of equipment and related costs in connection with its ongoing capital projects which, at December 31, 1999, totaled approximately $0.6.

     SWM-B has arrangements with local financial institutions through which certain customers selected by SWM-B that desire extended payment terms can obtain financing directly with such financial institutions. SWM-B negotiates the terms of the financing and, upon agreement by all parties, SWM-B receives immediate payment from the financial institution upon the sale of the related product. Under these arrangements, SWM-B retains an unrecorded commitment to the financial institutions in the event the customer defaults. SWM-B has total arrangements available as of December 31, 1999 of approximately $4.5, of which approximately $1.9 was being utilized.

NOTE 11.  LEGAL PROCEEDINGS

     Under the terms of the Distribution, the Company assumed liability for and agreed to indemnify Kimberly-Clark from litigation arising out of the operation of the Businesses, including certain tobacco industry class action and individual lawsuits in which certain component suppliers to the tobacco industry were named, including Kimberly Clark and, in some cases, LTRI. During 1999, Kimberly-Clark and LTRI were dismissed from all tobacco-related litigation pending against them.

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

     Prior to the Distribution, Kimberly-Clark was named a potentially responsible party ("PRP") under the provisions of the U.S. Comprehensive Environmental Response, Compensation and Liability Act and analogous New Jersey statutes in connection with the Global Landfill Reclaiming Corporation ("Global Landfill") waste disposal site in Old Bridge, New Jersey. The Global Landfill was utilized by Kimberly-Clark's Spotswood mill. The Company has assumed Kimberly-Clark's liabilities for the Global Landfill site. The Company continues to participate in the remediation of the Global Landfill as a member of a group of PRP's that entered into a consent decree with the state of New Jersey in 1993. The Company previously recorded its pro-rata portion of the estimated liability for remediation of this site, the remainder of which is not material.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     The Company also assumed responsibility to administer a consent order between Kimberly-Clark and the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee, Massachusetts. Recent test results show that the Company has achieved compliance with the consent order and has reduced the concentration of landfill gases to the levels specified in the consent order at 30 feet below ground level in all of the gas monitoring wells. The Company will continue its current remediation activities on a reduced monitoring schedule approved by MDEP for this landfill, the remaining cost of which was previously accrued and is not material.

     The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada. For these purposes, the Company incurred total capital expenditures of $0.5 in 1999, and anticipates that it will incur approximately $2 to $4 annually in 2000 and 2001. The major projects included in these estimates include upgrading wastewater treatment facilities at various locations and installation of ink solvent treatment equipment in France. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in capacity expansion, quality improvements, capital replacements, productivity improvements or cost containment projects, and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

NOTE 13.  BUSINESS SEGMENTS AND GEOGRAPHY

  Business Segment Reporting

     The Company is operated and managed based on the geographical location of its manufacturing operations: the United States, France and Brazil. These business segments manufacture and sell cigarette, plug wrap and tipping papers, used to wrap various parts of a cigarette, reconstituted tobacco products, and paper products used in cigarette packaging, primarily to the tobacco industry. While the products are comparable in each segment, they vary based on the technological capabilities of each of the manufacturing operations and the respective markets and customers served. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

     Tobacco industry products comprised 89 to 90 percent of the Company's consolidated net sales in 1999 and 1998, and 94 percent in 1997. The Company's non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

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

                                                      NET SALES             OPERATING PROFIT       TOTAL ASSETS
                                               ------------------------   ---------------------   ---------------
                                                1999     1998     1997    1999    1998    1997     1999     1998
                                               ------   ------   ------   -----   -----   -----   ------   ------
United States................................  $166.3   $186.0   $195.5   $ 9.3   $ 6.2   $21.2   $147.6   $156.3
France.......................................   284.6    312.0    268.8    55.2    60.3    66.4    237.7    254.5
Brazil.......................................    54.0     57.9     N.A.     5.2    (2.3)   N.A.     53.0     67.3
                                               ------   ------   ------   -----   -----   -----   ------   ------
         Subtotal............................   504.9    555.9    464.3    69.7    64.2    87.6    438.3    478.1
                                               ------   ------   ------
Intersegment sales by:
  United States..............................    (0.2)    (7.1)    (1.2)
  France.....................................    (0.3)    (2.1)    (2.5)
  Brazil.....................................      --       --     N.A.
                                               ------   ------   ------
         Subtotal............................    (0.5)    (9.2)    (3.7)
                                               ------   ------   ------
Unallocated items and eliminations, net......      --       --       --    (5.1)   (5.1)   (5.7)    (1.7)    (3.4)
                                               ------   ------   ------   -----   -----   -----   ------   ------
              Consolidated...................  $504.4   $546.7   $460.6   $64.6   $59.1   $81.9   $436.6   $474.7
                                               ======   ======   ======   =====   =====   =====   ======   ======

                                            CAPITAL SPENDING           DEPRECIATION AND AMORTIZATION
                                        -------------------------     -------------------------------
                                        1999      1998      1997       1999        1998        1997
                                        -----     -----     -----     -------     -------     -------
United States........................   $ 5.0     $ 9.2     $16.3      $ 8.9       $11.6       $ 6.8
France...............................    18.9      25.3      19.5       10.7         9.5         7.6
Brazil...............................     2.4       2.2      N.A.        2.6         3.7        N.A.
                                        -----     -----     -----      -----       -----       -----
              Consolidated...........   $26.3     $36.7     $35.8      $22.2       $24.8       $14.4
                                        =====     =====     =====      =====       =====       =====

---------------

N.A. -- Not Applicable

  Consolidated Operations by Geographic Area

     Long-lived assets, excluding deferred income tax assets and certain other deferred charges, were $99.1, $134.3 and $32.3 in the United States, France and Brazil, respectively, as of December 31, 1999, and $102.9, $144.4 and $49.1 in the United States, France and Brazil, respectively, at December 31, 1998.

     For purposes of the geographic disclosure in the following table, net sales are attributed to geographic locations based on the location of the Company's direct customers.

                                                                     NET SALES
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
United States...............................................  $142.9   $156.2   $169.3
Europe and the former Commonwealth of Independent States....   214.4    224.7    192.7
Asia/Pacific (including China)..............................    66.4     76.8     68.3
Latin America(1)............................................    60.2     67.4     10.5
Other foreign countries.....................................    20.5     21.6     19.8
                                                              ------   ------   ------
              Consolidated..................................  $504.4   $546.7   $460.6
                                                              ======   ======   ======

---------------

(1) Substantially all of the Company's net sales to Latin America were to customers in Brazil in each of the periods presented.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 14.  MAJOR CUSTOMERS

     Two of the Company's customers have accounted for a significant portion of the Company's net sales in the periods presented in the financial statements, and the loss of one or both such customers, or a significant reduction in one or both of these customers' purchases, could have a material adverse effect on the Company's results of operations. Net sales to Philip Morris Companies, Inc. ("Philip Morris"), together with its affiliates and designated converters, accounted for approximately 30 percent, 28 percent and 36 percent of total consolidated net sales for the years ended December 31, 1999, 1998 and 1997, respectively. As a result of the acquisition of the Brazilian business in 1998, a substantial portion of whose sales are to subsidiaries of B.A.T. Industries PLC ("BAT"), net sales to BAT, together with its affiliates and designated converters, increased to approximately 18 percent and 14 percent of consolidated net sales for the years ended December 31, 1999 and 1998, respectively. Prior to 1998, BAT was a significant customer, but accounted for less than ten percent of the Company's consolidated net sales. Each of the Company's segments reported sales to these customers for each of the respective periods reported above.

     The Company had sales to the minority shareholder of LTRI of $24.2, $16.8 and $14.0 in 1999, 1998 and 1997, respectively.

     The Company's consolidated accounts receivable at December 31, 1999 and 1998 included balances from Philip Morris and BAT, together with their respective affiliates and designated converters. The percentage of these customers' balances of consolidated accounts receivable is less than each of their respective percentages of consolidated net sales.

     The Company performs ongoing credit evaluations on all of its customers' financial condition and generally does not require collateral or other security to support customer receivables. A substantial portion of the Company's consolidated accounts receivable are due from companies in the tobacco industry which has been and continues to be under substantial pressure from legal, regulatory and tax developments. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation, regulatory actions and additional taxes may have on the tobacco industry, its financial liquidity or relationships with its suppliers. Nor is it possible to predict what additional legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect the tobacco products industry in general.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 15.  UNAUDITED QUARTERLY FINANCIAL DATA AND COMMON STOCK INFORMATION

     The Company's Common Stock is listed on the New York Stock Exchange under the ticker symbol "SWM". As of December 31, 1999, there were 6,712 stockholders of record of the Company's Common Stock. This number does not include shares held in "nominee" or "street" name.

                                                                           1999
                                                        ------------------------------------------
                                                        FIRST    SECOND   THIRD    FOURTH    YEAR
                                                        ------   ------   ------   ------   ------
Net Sales.............................................  $128.6   $119.7   $125.5   $130.6   $504.4
Gross Profit..........................................    29.4     24.7     27.2     29.1    110.4
Operating Profit......................................    18.0     13.6     16.2     16.8     64.6
Net Income............................................  $  9.1   $  7.1   $  7.6   $  7.6   $ 31.4
Net Income Per Share:
  Basic...............................................  $  .57   $  .45   $  .48   $  .49   $ 1.99
  Diluted.............................................     .57      .45      .48      .49     1.99
Cash Dividends Declared and Paid Per Share............  $  .15   $  .15   $  .15   $  .15   $  .60
Market Price Per Share:
  High................................................  $16.50   $17.50   $17.50   $13.88   $17.50
  Low.................................................   11.50    11.50    12.81    11.69    11.50
  Close...............................................  $11.50   $15.00   $12.94   $13.44   $13.44

                                                                           1998
                                                     ------------------------------------------------
                                                     FIRST    SECOND(1)   THIRD    FOURTH(2)    YEAR
                                                     ------   ---------   ------   ---------   ------
Net Sales..........................................  $134.3    $144.0     $134.4    $134.0     $546.7
Gross Profit.......................................    31.1      27.7       26.7      20.6      106.1
Operating Profit...................................    20.6      15.6       15.2       7.7       59.1
Net Income.........................................  $ 10.0    $ 12.2     $  6.8    $  2.0     $ 31.0
Net Income Per Share:
  Basic............................................  $  .62    $  .76     $  .43    $  .13     $ 1.94
  Diluted..........................................     .61       .75        .43       .13       1.92
Cash Dividends Declared and Paid Per Share.........  $  .15    $  .15     $  .15    $  .15     $  .60
Market Price Per Share:
  High.............................................  $38.63    $35.38     $29.19    $22.19     $38.63
  Low..............................................   32.25     27.94      21.31     13.00      13.00
  Close............................................  $34.50    $29.00     $21.75    $15.44     $15.44

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

             SCHWEITZER-MAUDUIT INTERNATIONAL INC. AND SUBSIDIARIES

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Schweitzer-Mauduit International,
Inc.:

     We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

/s/Deloitte & Touche LLP

Atlanta, Georgia
January 21, 2000

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

/s/Wayne H. Dietrich
Wayne H. Deitrich
Chairman of the Board and Chief Executive Officer

/s/Paul C. Roberts
Paul C. Roberts
Chief Financial Officer and Treasurer

January 21, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section of the Company's Proxy Statement dated March 14, 2000 (the "2000 Proxy Statement") captioned "Certain Information Regarding Directors and Nominees" under "Proposal 1. Election of Directors" identifies members of the Board of Directors of the Company and nominees, and is incorporated in this Item 10 by reference.

     See also "Executive Officers of the Registrant" appearing in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     The information in the section of the 2000 Proxy Statement captioned "Executive Compensation" under "Proposal 1. Election of Directors" is incorporated in this Item 11 by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information in the sections of the 2000 Proxy Statement captioned "Security Ownership of Management" and "Security Ownership of Certain Beneficial Holders" under "Proposal 1. Election of Directors" is incorporated in this Item 12 by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the section captioned "Certain Transactions and Business Relationships" under "Proposal 1. Election of Directors" of the 2000 Proxy Statement is incorporated in this Item 13 by reference.

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

     (b) Reports on Form 8-K

           The registrant did not file any reports on Form 8-K during the fourth quarter of 1999.

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

Dated: March 3, 2000

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

                        NAME                                      POSITION                   DATE
                        ----                                      --------                   ----

                /s/ WAYNE H. DEITRICH                  Chairman of the Board and        March 3, 2000
-----------------------------------------------------    Chief Executive Officer
                  Wayne H. Deitrich                      (principal executive officer)

                 /s/ PAUL C. ROBERTS                   Chief Financial Officer          March 3, 2000
-----------------------------------------------------    and Treasurer
                   Paul C. Roberts                       (principal financial officer)

               /s/ WAYNE L. GRUNEWALD                  Controller                       March 3, 2000
-----------------------------------------------------    (principal accounting
                 Wayne L. Grunewald                      officer)

                          *                            Director                         March 3, 2000
-----------------------------------------------------
                  Claire L. Arnold

                          *                            Director                         March 3, 2000
-----------------------------------------------------
                   Alan R. Batkin

                          *                            Director                         March 3, 2000
-----------------------------------------------------
                   K.C. Caldabaugh

                          *                            Director                         March 3, 2000
-----------------------------------------------------
                 Laurent G. Chambaz

                          *                            Director                         March 3, 2000
-----------------------------------------------------
                 Richard D. Jackson

                          *                            Director                         March 3, 2000
-----------------------------------------------------
                  Leonard J. Kujawa

                          *                            Director                         March 3, 2000
-----------------------------------------------------
                Jean-Pierre Le Hetet

                          *                            Director                         March 3, 2000
-----------------------------------------------------
                  Larry B. Stillman

            *By: /s/ JOHN W. RUMELY, JR.                                                March 3, 2000
  ------------------------------------------------
                 John W. Rumely, Jr.
                  Attorney-In-Fact

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

                           ANNUAL REPORT ON FORM 10-K
                          FOR THE YEAR ENDED DECEMBER 31, 1999

                                   INDEX TO EXHIBITS

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
 2.1          --   Distribution Agreement (incorporated by reference to Exhibit
                   2.1 to Form 10/A Amendment 2, dated October 27, 1995).
 2.2          --   Stock Purchase Agreement by and between SWM, Souza Cruz S.A.
                   and Contab Participacoes Ltda. dated December 16, 1997 for the purchase of Companhia Industrial de Papel Pirahy
                   (incorporated by reference to Exhibit 2.1 to Form 8-K, dated
                   February 2, 1998).
 3.1          --   Certificate of Incorporation (incorporated by reference to
                   Exhibit 3.1 to Form 10, dated September 12, 1995).
 3.2          --   By-Laws, as amended on and through February 27, 1996
                   (incorporated by reference to Exhibit 3.2 to the Company's
                   Form 10-K for the year ended December 31, 1995).
 4.1          --   Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form 10/A Amendment 2, dated October 27,
                   1995).
 4.2*         --   Rights Agreement Amended and Restated as of April 22, 1999.
 10.1         --   Transfer, Contribution and Assumption Agreement
                   (incorporated by reference to Exhibit 10.1 to Form 10/A
                   Amendment 2, dated October 27, 1995).
 10.2         --   Employee Matters Agreement (incorporated by reference to
                   Exhibit 10.3 to Form 10/A Amendment 2, dated October 27,
                   1995).
 10.3         --   Tax Sharing Agreement (incorporated by reference to Exhibit
                   10.4 to Form 10/A Amendment 2, dated October 27, 1995).
 10.4         --   Outside Directors' Stock Plan (incorporated by reference to
                   Exhibit 10.5 to Form 10/A Amendment 2, dated October 27,
                   1995).
 10.5         --   Annual Incentive Plan Amended and Restated as of February
                   25, 1999 (incorporated by reference to Exhibit 10.6 to the
                   Company's Form 10-K for the year ended December 31, 1998).
 10.6         --   Equity Participation Plan Amended and Restated as of
                   February 25, 1999 (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31,
                   1998).
 10.7         --   Long-Term Incentive Plan Amended and Restated as of February
                   25, 1999 (incorporated by reference to Exhibit 10.8 to the
                   Company's Form 10-K for the year ended December 31, 1998).
 10.9*        --   Restricted Stock Plan effective as of December 2, 1999.

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
 10.10        --   Supplemental Benefit Plan Amended and Restated as of
                   February 25, 1999 (incorporated by reference to Exhibit
                   10.11 to the Company's Form 10-K for the year ended December
                   31, 1998).
 10.11        --   Executive Severance Plan Amended and Restated as of February
                   25, 1999 (incorporated by reference to Exhibit 10.12 to the
                   Company's Form 10-K for the year ended December 31, 1998).
 10.12.1      --   Amended and Restated Agreement between Philip Morris
                   Incorporated and Schweitzer-Mauduit International, Inc. for
                   Fine Paper Supply, effective April 1, 1998+ (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998).
 10.12.2      --   Technology Ownership, Technical Assistance and Technology
                   License Agreement by and among Philip Morris Incorporated,
                   Philip Morris Products, Inc. and Schweitzer-Mauduit
                   International, Inc., effective April 1, 1998+ (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998).
 10.13        --   Supply Agreement between Companhia Industrial de Papel
                   Pirahy and Souza Cruz S.A. dated as of February 2, 1998+
                   (incorporated by reference to Exhibit 10.10.1 to the
                   Company's Form 10-K for the year ended December 31, 1998).
 10.14.1      --   Amended and Restated Credit Agreement dated January 29, 1998 between the Company, as Borrower and Guarantor, SMF, as
                   Borrower, PdM Industries, as Borrower, SM-Spain, as
                   Borrower, the Banks named therein and Societe Generale, as
                   Agent (the "Amended and Restated Credit Agreement")
                   (incorporated by reference to Exhibit 10 to the Company's
                   Form 10-Q for the quarter ended March 31, 1998).
 10.14.2      --   Amendment No. 1, dated January 29, 1999, to the Amended and
                   Restated Credit Agreement (incorporated by reference to
                   Exhibit 10.13.2 to the Company's Form 10-K for the year
                   ended December 31, 1998).
 10.14.3      --   Amendment No. 2, dated May 6, 1999, to the Amended and
                   Restated Credit Agreement (incorporated by reference to
                   Exhibit 10 to the Company's Form 10-Q for the quarter ended
                   June 30, 1999).
 10.14.4*     --   Amendment No. 3, dated January 7, 2000, to the Amended and
                   Restated Credit Agreement.
 21.1*        --   Subsidiaries of the Company.
 23.1*        --   Independent Auditors' Consent.
 24.1*        --   Powers of Attorney.
 27.1*        --   Financial Data Schedule (for SEC use only).

---------------

* Filed herewith.
+ Exhibit has been redacted pursuant to a Confidentiality Request under Rule
  24(b)-2 of the Securities Exchange Act of 1934.