Form 10-Q
period 2000-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2000-05-05
CIK 1000623

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

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

Yes [X]   No  [ ]

As of March 31, 2000, 15,462,455 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                   FOR THE THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                  ---------------------
                                                                    2000          1999
                                                                    ----          ----
Net Sales ..................................................      $ 118.0       $ 128.6
     Cost of products sold .................................         96.0          99.2
                                                                  -------       -------
Gross Profit ...............................................         22.0          29.4
     Selling expense .......................................          4.4           4.7
     Research expense ......................................          1.7           1.8
     General expense .......................................          4.5           4.9
                                                                  -------       -------
 Operating Profit ..........................................         11.4          18.0
     Interest expense ......................................         (1.5)         (1.5)
     Other income, net .....................................          1.6           1.0
                                                                  -------       -------
Income Before Income Taxes and Minority Interest ...........         11.5          17.5
     Provision for income taxes ............................          3.9           6.8
                                                                  -------       -------
Income Before Minority Interest ............................          7.6          10.7
     Minority interest in earnings of subsidiaries .........          0.8           1.6
                                                                  -------       -------
Net Income .................................................      $   6.8       $   9.1
                                                                  =======       =======

Net Income per Common Share:
     Basic .................................................      $   .44       $   .57
                                                                  =======       =======
     Diluted ...............................................      $   .44       $   .57
                                                                  =======       =======

Cash Dividends Declared per Common Share ...................      $   .15       $   .15
                                                                  =======       =======

            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                                                MARCH 31,       DECEMBER 31,
                                                                                                  2000              1999
----------------------------------------------------------------------------------------------------------------------------

                                                       ASSETS
Current Assets
     Cash and cash equivalents ...........................................................       $  9.3           $ 15.1
     Accounts receivable .................................................................         69.9             72.1
     Inventories .........................................................................         64.2             62.9
     Current income tax refunds receivable ...............................................          3.3              2.2
     Deferred income tax benefits ........................................................          4.2              4.1
     Prepaid expenses ....................................................................          3.4              2.8
                                                                                                 ------           ------
         Total Current Assets ............................................................        154.3            159.2
                                                                                                 ------           ------

 Gross Property ..........................................................................        443.7            451.9
     Less accumulated depreciation .......................................................        200.1            199.8
                                                                                                 ------           ------
         Net Property ....................................................................        243.6            252.1
                                                                                                 ------           ------

Noncurrent Deferred Income Tax Benefits ..................................................          4.5              6.9
                                                                                                 ------           ------

Deferred Charges and Other Assets ........................................................         17.8             18.4
                                                                                                 ------           ------

Total Assets .............................................................................       $420.2           $436.6
                                                                                                 ======           ======

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt ...................................................       $  3.0           $  3.2
     Other short-term debt ...............................................................          2.6              8.8
     Accounts payable ....................................................................         39.0             46.3
     Accrued expenses ....................................................................         50.5             49.1
                                                                                                 ------           ------
         Total Current Liabilities .......................................................         95.1            107.4
                                                                                                 ------           ------

Long-Term Debt ...........................................................................         98.0            100.9
                                                                                                 ------           ------
Deferred Income Taxes ....................................................................         13.7             13.1
                                                                                                 ------           ------
Other Noncurrent Liabilities .............................................................         23.9             23.9
                                                                                                 ------           ------
Minority Interest ........................................................................          7.5              7.1
                                                                                                 ------           ------
Contingencies (See Notes 5 and 6)
Stockholders' Equity
     Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued .........           --               --
     Common Stock -$.10 par value - 100,000,000 shares authorized,
         16,078,733 shares issued at both March 31, 2000 and December 31, 1999 ...........          l.6              1.6
     Additional paid-in capital ..........................................................         60.5             60.7
     Common stock in treasury, at cost - 616,278 and 441,845 shares at March 31, 2000
         and December 31, 1999, respectively .............................................        (10.3)            (8.0)
     Retained earnings ...................................................................        161.2            156.7
     Unearned compensation ...............................................................         (0.4)              --
     Accumulated other comprehensive income (loss) -
       Unrealized foreign currency translation adjustments ...............................        (30.6)           (26.8)
                                                                                                 ------           ------
         Total Stockholders' Equity ......................................................        182.0            184.2
                                                                                                 ------           ------

Total Liabilities and Stockholders' Equity ...............................................       $420.2           $436.6
                                                                                                 ======           ======

            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               U.S. $ IN MILLIONS
                                   (UNAUDITED)


                                                                                                          ACCUMULATED
                                     COMMON STOCK ISSUED  TREASURY STOCK  ADDITIONAL                         OTHER
                                     -------------------  ---------------  PAID-IN  RETAINED   UNEARNED   COMPREHENSIVE
                                       SHARES    AMOUNT   SHARES   AMOUNT  CAPITAL  EARNINGS COMPENSATION INCOME (LOSS)   TOTAL
                                       ------    ------   ------   ------  -------  -------- ------------ -------------   -----

BALANCE, DECEMBER 31, 1998........... 16,078,733  $1.6    154,668 $ (3.8)  $ 60.7   $ 134.8               $  3.7         $197.0

Net income for the three months
  ended March 31, 1999...............                                                   9.1                                 9.1
Adjustments to unrealized foreign
  currency translation...............                                                                      (23.2)         (23.2)
                                                                                                                         ------
Comprehensive loss...................                                                                                     (14.1)

Dividends declared ($0.15 per share)                                                   (2.4)                               (2.4)
Stock issued to directors as
  compensation.......................         --    --     (1,476)    --       --        --                   --             --
                                      ---------- -----    ------- ------   ------   -------      -----    ------         ------
BALANCE, MARCH 31, 1999.............. 16,078,733   1.6    153,192   (3.8)    60.7     141.5                (19.5)         180.5

Net income for the nine months
  ended December 31, 1999............                                                  22.3                                22.3
Adjustments to unrealized foreign
  currency translation...............                                                                       (7.3)          (7.3)
                                                                                                                         ------
Comprehensive income.................                                                                                      15.0

Dividends declared ($0.45 per share)                                                   (7.1)                               (7.1)
Purchases of treasury stock..........                     294,350   (4.3)                                                  (4.3)
Stock issued to directors as
  compensation.......................         --    --     (5,697)   0.1       --        --                   --            0.1
                                      ---------- -----    ------- ------   ------   -------      -----    ------         ------
BALANCE, DECEMBER 31, 1999........... 16,078,733   1.6    441,845   (8.0)    60.7     156.7                (26.8)         184.2

Net income for the three months
  ended March 31, 2000...............                                                   6.8                                 6.8
Adjustments to unrealized foreign
   currency translation..............                                                                       (3.8)          (3.8)
                                                                                                                         ------
Comprehensive income.................                                                                                       3.0

Dividends declared ($0.15 per share)                                                   (2.3)                               (2.3)
Purchases of treasury stock..........                     206,400   (2.9)                                                  (2.9)
Restricted stock issuances...........                     (30,000)   0.6     (0.2)               $(0.4)                      --
Stock issued to directors as
  compensation.......................         --    --     (1,967)    --       --        --         --        --             --
                                      ---------- -----    ------- ------   ------   -------      -----    ------         ------
BALANCE, MARCH 31, 2000.............. 16,078,733 $ 1.6    616,278 $(10.3)  $ 60.5   $ 161.2      $(0.4)   $(30.6)        $182.0
                                      ========== =====    ======= ======   ======   =======      =====    ======         ======


           See Notes to Unaudited Consolidated Financial Statements.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               U.S. $ in millions
                                   (Unaudited)

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                                   ---------------
                                                                 2000          1999
                                                                 ----          ----
Operations
     Net income ............................................    $ 6.8         $  9.1
     Depreciation and amortization .........................      5.7            5.6
     Deferred income tax provision .........................      2.4            1.7
     Minority interest in earnings of subsidiaries .........      0.8            1.6
     Other .................................................      0.1            0.7
     Changes in operating working capital ..................     (6.7)         (15.4)
                                                                -----         ------
              Cash Provided by Operations ..................      9.1            3.3
                                                                -----         ------
Investing
     Capital spending ......................................     (3.3)          (5.3)
     Capitalized software costs ............................     (0.4)          (1.0)
     Other .................................................      0.3           (0.3)
                                                                -----         ------
              Cash Used for Investing ......................     (3.4)          (6.6)
                                                                -----         ------
Financing
     Cash dividends paid to SWM stockholders ...............     (2.3)          (2.4)
     Purchases of treasury stock ...........................     (2.9)            --
     Changes in short-term debt ............................     (6.2)           5.2
     Proceeds from issuances of long-term debt .............      0.2            0.7
     Payments on long-term debt ............................     (0.3)          (0.3)
                                                                -----         ------
              Cash Provided by (Used for) Financing ........    (11.5)           3.2
                                                                -----         ------
Decrease in Cash and Cash Equivalents ......................     (5.8)          (0.1)

Cash and Cash Equivalents at Beginning of Period ...........     15.1            6.7
                                                                -----         ------
Cash and Cash Equivalents at End of Period .................    $ 9.3         $  6.6
                                                                =====         ======

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

NOTE 2.           BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of SWM and all of its majority-owned subsidiaries. All material intercompany and interdivisional amounts and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and on the same basis as the audited financial statements included in the Company's 1999 Annual Report on Form 10-K. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are generally of a normal recurring nature. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These financial statements should be read in connection with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

     Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average numbers of common shares used in the calculations of basic net income per common share for the three month periods ended March 31, 2000 and 1999 were approximately 15,551,400 and 15,925,500, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three month periods ended March 31, 2000 and 1999 were approximately 15,587,000 and 15,925,500, respectively. Potential common shares are those related to stock options and restricted stock outstanding during the respective periods.

NOTE 3.           INVENTORIES

     The following schedule details inventories by major class:

                                                                    March 31,          December 31,
                                                                      2000                 1999
                                                                    ---------          ------------
At the lower of cost on the First-In, First-Out (FIFO)
  and weighted average methods or market:
     Raw materials .........................................         $27.1               $29.0
     Work in process .......................................           6.5                 5.6
     Finished goods ........................................          23.1                21.1
     Supplies and other ....................................          12.3                12.0
                                                                     -----               -----
                                                                      69.0                67.7
Excess of FIFO cost over Last-In, First-Out (LIFO) cost ....          (4.8)               (4.8)
                                                                     -----               -----
       Total ...............................................         $64.2               $62.9
                                                                     =====               =====


                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  U.S. $ in millions, except per share amounts

NOTE 4.           INCOME TAXES

     The effective income tax rate for the three month period ended March 31, 2000 was 33.9 percent compared with 38.9 percent for the corresponding period of 1999. The lower effective income tax rate for the three month period of 2000 was in part due to a decrease in the French corporate income tax rate from 40.0 percent for 1999 to 37.7 percent for 2000 and favorable tax treatment of a settlement related to a prior period claim.

NOTE 5.           ENVIRONMENTAL MATTERS

     The Company's operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of the Company's operations expose it to the risk of claims with respect to environmental matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Based on the Company's experience to date, the Company believes that its future cost of compliance with environmental laws, regulations and ordinances, its exposure to liability for environmental claims and its obligation to participate in the remediation of certain hazardous waste disposal sites will not have a material adverse effect on the Company's financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on the Company's financial condition or results of operations.

     The Company has continuing responsibility to administer a consent order between Kimberly-Clark and the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee, Massachusetts. Results of tests conducted in February 2000 showed that the Company had achieved compliance with the consent order and reduced the concentration of landfill gases to the levels specified in the consent order at 30 feet below ground level in all of the gas monitoring wells. However, more recent tests again showed gas levels in a few of the monitoring wells were above the consent order limits. The Company is undertaking additional steps to address this issue and will continue its remediation activities on a reduced monitoring schedule approved by MDEP for this landfill, the remaining cost of which was previously accrued and is not material.

     The Company does not believe that these proceedings will result in the imposition of monetary sanctions or will have a material adverse effect on the Company's business or financial condition.

     The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada. For these purposes, the Company anticipates that it will incur capital expenditures of approximately $2 to $4 annually in 2000 and 2001. The major projects included in these estimates include upgrading wastewater treatment facilities at various locations and installation of ink solvent treatment equipment in France. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in capacity expansion, quality improvements, capital replacements, productivity improvements or cost containment projects, and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

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

NOTE 7.           BUSINESS SEGMENT REPORTING

     The Company is operated and managed based on the geographical location of its manufacturing operations: the United States, France and Brazil. These business segments manufacture and sell cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette, reconstituted tobacco products and paper products used in cigarette packaging. While the products are comparable in each segment, they vary based on the technological capabilities of each of the manufacturing operations and the respective markets and customers served. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

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

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  U.S. $ in millions, except per share amounts




                                        FOR THE THREE MONTHS ENDED
                                        --------------------------                    % OF CONSOLIDATED
                                         MARCH 31,      MARCH 31,     % CHANGE        -----------------
NET SALES                                  2000            1999       VS. 1999       2000            1999
---------                                  ----            ----       --------       ----            ----
United States ......................    $  38.1        $   45.5        -16.3%        32.3%          35.4%
France..............................       64.0            71.5        -10.5         54.2           55.6
Brazil..............................       15.9            11.7        +35.9         13.5            9.1
                                        -------        --------
         Subtotal...................      118.0           128.7
Intersegment sales by:
     United States..................         --              --                        --             --
     France.........................         --            (0.1)                       --           (0.1)
     Brazil.........................         --              --                        --             --
                                        -------        --------        -----        -----          -----
         Consolidated ..............    $ 118.0        $  128.6        - 8.2%       100.0%         100.0%
                                        =======        ========        =====        =====          =====


                            FOR THE THREE MONTHS ENDED
                            --------------------------                  % OF CONSOLIDATED     % RETURN ON SALES
                              MARCH 31,       MARCH 31,  % CHANGE       -----------------     -----------------
OPERATING PROFIT                2000            1999     vs. 1999       2000       1999       2000       1999
----------------                ----            ----     --------       ----       ----       ----       ----
United States..............   $   1.7         $  4.1      - 58.5%       14.9%      22.8%       4.5%       9.0%
France.....................       9.7           13.6      - 28.7        85.1       75.6       15.2       19.0
Brazil.....................       1.3            2.0      - 35.0        11.4       11.1        8.2       17.1
Unallocated expenses.......      (1.3)          (1.7)                  (11.4)      (9.5)
                              -------         ------                   -----      -----                  ----
         Consolidated......   $  11.4         $ 18.0      - 36.7%      100.0%     100.0%       9.7%      14.0%
                              =======         ======                   =====      =====                  ====


                                                                                         % OF CONSOLIDATED
                                            MARCH 31,          DECEMBER 31,              -----------------
TOTAL ASSETS                                  2000                 1999               2000              1999
------------                                  ----                 ----               ----              ----
United States.........................     $  147.4             $  147.6              35.1%             33.8%
France................................        220.3                237.7              52.4              54.4
Brazil................................         53.7                 53.0              12.8              12.1
Intersegment eliminations.............         (1.2)                (1.7)             (0.3)             (0.3)
                                           --------             --------             -----             -----
         Consolidated.................     $  420.2             $  436.6             100.0%            100.0%
                                           ========             ========             =====             =====

     Approximately 65 percent of the Company's assets and liabilities are outside of the United States, substantially all of which are in France or Brazil. The balance sheets of the Company's foreign subsidiaries are translated at period-end currency exchange rates, and the differences from historical exchange rates are reflected in accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments. Negative unrealized foreign currency translation adjustments, as well as the total asset reductions shown above, for the three month period ended March 31, 2000 are primarily due to a stronger U.S. dollar against the French franc at March 31, 2000 versus December 31, 1999.

NOTE 8.           NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet. In July 1999, the FASB issued SFAS No. 137, which delays the effective date for the new requirements of SFAS No. 133 by one year. As a result, SFAS No. 133 will be effective no later than for the Company's first quarter of 2001. The Company is evaluating the effects of this new statement.

     ITEM 2.      SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management believes that the following commentary and the tables presented in Note 7 to the Notes to Unaudited Consolidated Financial Statements appropriately discuss and analyze the comparative results of operations and the financial condition of the Company for the periods covered.

RESULTS OF OPERATIONS

Net Sales

     Net sales decreased by $10.6 million in the three month period ended March 31, 2000 compared with the corresponding period of the preceding year. This decrease was a result of unfavorable currency exchange rates, lower average selling prices and a decline in sales volumes. Changes in currency exchange rates had an unfavorable impact of $6.9 million on the net sales comparison, primarily as a result of a weaker French franc versus the U.S. dollar compared with the same quarter of the prior year. Lower average selling prices reduced net sales by $2.3 million as a result of an unfavorable mix of products sold and the effects of certain price reductions that occurred in the first half of 1999. Net sales decreased by $1.4 million in the quarter due to changes in sales volumes which declined in total by two percent compared with the same quarter of the prior year. Sales volumes for the quarter decreased at the U.S. business unit by 18 percent primarily due to lower domestic cigarette shipments and a decline in the export of cigarettes by U.S. cigarette manufacturers. In France, sales volumes declined by three percent with a decline in reconstituted tobacco leaf sales volumes largely offset by increased sales volumes of tobacco-related papers. The decline in French reconstituted tobacco leaf products was caused by the timing of certain customers' purchases and inventory adjustments taken by certain customers. In Brazil, sales volumes improved by 21 percent, with improvements in non-tobacco related papers and sales of tobacco-related papers to Latin American countries other than Brazil more than offsetting weakness in tobacco-related paper sales within the Brazilian market. Sales volumes of all three business segments were unfavorably impacted in the first quarter of 2000 by a shift of sales volumes related to Year 2000 concerns of certain customers which increased their year-end 1999 inventories.

Operating Profit

     Operating profit decreased by $6.6 million in the three month period ended March 31, 2000 compared with the corresponding period of the preceding year, with declines in each of the three business segments. Operating profit was unfavorably impacted in all three business segments by higher per ton wood pulp costs and increased energy prices, as well as by lower sales and production volumes in the United States and for French reconstituted tobacco leaf products. Changes in per ton wood pulp costs and increased energy prices compared with the same period of the prior year unfavorably impacted operating expenses by $4.7 million and $1.8 million, respectively. The Year 2000 sales volume shift unfavorably impacted first quarter 2000 operating profit by approximately $1.8 million. Operating profit for the French business unit decreased by $3.9 million as a result of the changes in sales and production volumes, unfavorable sales mix, lower average selling prices and higher wood pulp and energy prices, partially offset by improved mill operations and reduced manufacturing costs. Operating profit in the U.S. declined by $2.4 million, with the benefits of cost savings programs and improved mill operations partially offsetting the effect of lower production and sales volumes and higher wood pulp and energy prices. Operating profit in Brazil decreased by $0.7 million, with the benefits of increased sales volumes, improved mill operations and cost reduction programs more than offset by higher wood pulp and energy prices. Non-manufacturing expenses decreased by $0.8 million during the quarter as a result of lower selling, research and general expenses, in part due to cost reduction efforts and changes in currency exchange rates.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

NON-OPERATING EXPENSES

     Interest expense was the same for the three month period ended March 31, 2000 compared with the corresponding period of the preceding year. The unfavorable effect of higher average interest rates in 2000 was offset by lower average debt outstanding and the effects of currency exchange rates. Other income, net consisted primarily of interest income, royalty income and foreign currency transaction gains and losses in each of the periods presented, a favorable settlement in the 2000 period related to a prior period claim and recovery in the 1999 period of prior period business taxes.

INCOME TAXES

     The effective income tax rate for the three month period ended March 31, 2000 was 33.9 percent compared with 38.9 percent for the corresponding period of 1999. The lower effective income tax rate for the three month period of 2000 was in part due to a decrease in the French corporate income tax rate from 40.0 percent for 1999 to 37.7 percent for 2000 and favorable tax treatment of a settlement related to a prior period claim.

LIQUIDITY AND CAPITAL RESOURCES


                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                         (U.S. $ in millions)
Cash Provided by (Used for):                                                          2000                1999
----------------------------                                                          ----                ----
Changes in operating working capital.............................................. $  (6.7)            $ (15.4)
Operations........................................................................     9.1                 3.3
Capital spending..................................................................    (3.3)               (5.3)
Capitalized software costs........................................................    (0.4)               (1.0)
Purchases of treasury stock.......................................................    (2.9)                 --

     The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. The Company's net cash provided by operations increased from $3.3 million to $9.1 million for the three months ended March 31, 1999 and March 31, 2000, respectively, primarily due to less cash used for operating working capital. Changes in operating working capital contributed unfavorably to cash flow by $6.7 million and $15.4 million in the three month periods ended March 31, 2000 and 1999, respectively. The 2000 increase in working capital was primarily due to a decrease in accounts payable associated with 2000 payments for capital expenditures and purchases of inventory and maintenance services included in accounts payable at December 31, 1999. The 1999 increase in working capital was primarily due to a decrease in accounts payable associated with 1999 payments for capital expenditures and inventory purchases included in accounts payable at December 31, 1998.

     Capital spending for the three months ended March 31, 2000 included $1.2 million toward two projects at the Spotswood, New Jersey mill, one of which is a new high-speed slitter and the other is a project for mill effluent solids removal. During the first three months of 1999, capital spending included $1.3 million toward the speed-up of two machines in the French mills and $1.1 million toward the expansion of the Malaucene, France mill.

     In addition to capital spending, in the three month period ended March 31, 2000, the Company incurred and deferred on the balance sheet software development costs of $0.4 million toward additional software modules of new integrated computer systems, primarily in France. Additional modules of the software development project in France are scheduled to be placed in operation during the remainder of 2000, although a large portion of the installation of the new French systems has been completed.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


     In December 1998, the Company announced that the Board of Directors had authorized the repurchase of shares of the Company's common stock during the period January 1, 1999 through December 31, 2000 in an amount not to exceed $20 million. Through March 31, 2000, the Company has repurchased a total of 500,750 shares of its common stock for $7.2 million under this program, of which 206,400 shares have been purchased thus far in 2000 for $2.9 million. The Company anticipates repurchasing additional common stock under this program during the remainder of 2000.

     On April 27, 2000, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on June 12, 2000 to stockholders of record on May 8, 2000.

     The Company's ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, purchases of treasury stock, stockholder dividends and working capital. Other than expenditures associated with capital projects, the Company had no material outstanding commitments as of March 31, 2000. The principal sources of cash are expected to be cash flow from operations and borrowings from commercial banks.

     The Company believes its cash flow from operations, together with borrowings available under its revolving credit and overdraft facilities, will be sufficient to fund its ongoing cash requirements.

NEW ACCOUNTING STANDARD

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet. In July 1999, the FASB issued SFAS No. 137, which delays the effective date for the new requirements of SFAS No. 133 by one year. As a result, SFAS No. 133 will be effective no later than for the Company's first quarter of 2001. The Company is evaluating the effects of this new statement.

OUTLOOK

     Cigarette production in the United States was lower in the first quarter of 2000 compared with the comparable period of the prior year as a result of declines in domestic cigarette consumption and exports of cigarettes manufactured in the United States. These trends are expected to continue. Improvements in the Company's sales volumes to several key markets, including Eastern and Western Europe, Russia and Asia, excluding China, are expected to continue. Full year French reconstituted tobacco leaf sales volumes are expected to exceed the 1999 level. The Company's Brazilian business also expects to continue to increase its non-tobacco paper sales and sales to Latin American countries outside of Brazil, offsetting weakness in the sale of tobacco-related papers within the Brazilian market.

     There continues to be excess worldwide manufacturing capacity for tobacco-related papers, however, the amount of excess capacity is decreasing as paper manufacturers, including the Company, are shutting down unneeded and less efficient capacity. Selling prices appear to have stabilized in most key markets and there may be opportunities for selling price increases as pulp prices rise.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


     Some production downtime continues to be experienced on certain machines in the Company's U.S. and French paper operations because of reduced demand. Additional paper production downtime is likely to be taken in 2000 in each of the Company's three business segments but to a lesser extent than in 1999. The Company's customers in the U.S. traditionally reduce their operating schedules around holidays during the third and fourth quarters, which softens demand for the Company's products and allows for additional maintenance and capital work. Also, in Brazil, customer orders are typically lower in December due to a January and February holiday season.

     Cost savings are expected to continue from recently implemented capital projects and from various cost savings programs, including the Company's headcount reductions in the United States during 1999. With current market conditions, cost reduction continues to be a priority in each of the Company's business segments.

     The per ton cost of wood pulp has steadily increased during the latter half of 1999 and first quarter of 2000. The Company expects further increases in the per ton cost of wood pulp during 2000. Additionally, higher energy prices were experienced in the first quarter of 2000 in each of the Company's business segments. The Company is experiencing a lag in its ability to offset these cost increases with higher selling prices. Although selling price increases are anticipated, the higher costs will not be fully offset by increased selling prices until the per ton cost of wood pulp stabilizes.

     The French corporate income tax rate declined from 40.0 percent for 1999 to
37.7 percent effective beginning January 1, 2000. The Brazilian corporate income tax rate declined from 37.0 percent to 34.0 percent effective beginning February 1, 2000.

     The company expects to control its capital spending for 2000 and 2001 to approximately $20 to $25 million, focused primarily on product quality improvements and cost reduction opportunities. Capitalized software costs in 2000 are expected to total approximately $2 million and diminish to less than $1 million in 2001.

     During the first quarter of 2000, the Company repurchased 206,400 shares of its common stock for $2.9 million. For full year 2000, the Company anticipates repurchasing common stock totaling $10 to $15 million, although future purchases will be dependent upon various factors including the stock price and cash availability.

     The Company's current expectation is that earnings per share for the full year 2000 will exceed those of 1999.

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

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


Year 2000 Compliance

     The Company did not experience any business disruptions related to the Year 2000 issue. The Company is also not aware of any such issues with respect to its information systems, mill process controls or operating systems. Furthermore, the Company is not aware of any such issues at its customers, vendors or service providers.

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


FORWARD-LOOKING STATEMENTS

     Certain sections of this report, particularly the foregoing discussion regarding the "Outlook" of the Company and "Factors That May Affect Future Results", contain certain forward-looking statements, generally identified by phrases such as "the Company expects" or words of similar effect. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the results of the Company will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates. The above-mentioned important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 2000 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain factors that could cause the Company's future results to differ materially from those expressed in any such forward-looking statements are discussed in the Company's 1999 Annual Report on Form 10-K, Part II, Item 7, under the heading "Factors That May Affect Future Results".

                           PART II - OTHER INFORMATION


ITEM 5.           OTHER INFORMATION

     On February 23, 2000, the Company reached agreement with Souza Cruz S.A. to extend by three years, to February 2, 2004, the initial terms of the supply agreements under which Schweitzer-Mauduit do Brasil S.A. supplies tobacco-related and coated papers to Souza Cruz in Brazil.

     New labor agreements were signed in France with the hourly employees at the Company's mills in Quimperle, Malaucene and Spay. The agreements in Quimperle and Spay are two-year agreements expiring December 31, 2001 and February 28, 2002, respectively, while the agreement in Malaucene is for a one-year term expiring December 31, 2000. Each of these agreements awards annual base salary increases between 1.5 and 2 percent and total annual compensation increases ranging from approximately 2 to 4 percent. Negotiations for a new contract are expected to take place at the Company's other French mill in Saint-Girons in May 2000 when the current contract is due to expire.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:


     10.8.1       Deferred Compensation Plan, Amended and Restated as of April
                  21, 2000.

     10.8.2 Deferred Compensation Plan for Non-Employee Directors, effective April 1, 2000.

     10.11        Executive Severance Plan, Amended and Restated as of February
                  24, 2000.

     10.13.1      Amendment No. 1, dated February 23, 2000, to the Supply
                  Agreement between Schweitzer-Mauduit do Brasil, S.A. (formerly known as Companhia Industrial de Papel Pirahy) and Souza Cruz
                  S.A.

     10.13.2      Amendment No. 1, dated February 23, 2000, to the Art-Coated
                  Supply Agreement between Schweitzer-Mauduit do Brasil, S.A.
                  (formerly known as Companhia Industrial de Papel Pirahy) and
                  Souza Cruz S.A.

     15.          Independent Accountants' Report, dated April 19, 2000 from
                  Deloitte & Touche LLP to Schweitzer-Mauduit International,
                  Inc.

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


         Schweitzer-Mauduit International, Inc.
                     (Registrant)



By:  /s/  PAUL C. ROBERTS                 By:  /s/  WAYNE L. GRUNEWALD
     ----------------------------              ------------------------------
     Paul C. Roberts                           Wayne L. Grunewald
     Chief Financial Officer and               Controller
     Treasurer                                 (principal accounting officer)
     (duly authorized officer and
     principal financial officer)


May 5, 2000                               May 5, 2000

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                          Quarterly Report on Form 10-Q
                  for the Quarterly Period Ended March 31, 2000



                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                               DESCRIPTION
-------                                              -----------

10.8.1   --   Deferred Compensation Plan, Amended and Restated as of April
              21, 2000.

10.8.2   --   Deferred Compensation Plan for Non-Employee Directors,
              effective April 1, 2000.

10.11    --   Executive Severance Plan, Amended and Restated as of February 24,
              2000.

10.13.1  --   Amendment No. 1, dated February 23, 2000, to the Supply
              Agreement between Schweitzer-Mauduit do Brasil, S.A. (formerly known as Companhia Industrial de Papel Pirahy) and Souza Cruz
              S.A.

10.13.2  --   Amendment No. 1, dated February 23, 2000, to the Art-Coated
              Supply Agreement between Schweitzer-Mauduit do Brasil, S.A.
              (formerly known as Companhia Industrial de Papel Pirahy) and
              Souza Cruz S.A.

15.      --   Independent Accountants' Report, dated April 19, 2000 from
              Deloitte & Touche LLP to Schweitzer-Mauduit International,
              Inc.

23.      --   Independent Accountants' Consent.

27.      --   Financial Data Schedule (for SEC use only).