Form 10-Q
period 2000-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2000-08-07
CIK 1000623

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               ---------   --------------

Commission file number 1-13948

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                          62-1612879
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

Yes [X] No [ ]

As of June 30, 2000, 15,294,807 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                         FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                            ENDED JUNE 30,          ENDED JUNE 30,
                                                         --------------------    --------------------
                                                           2000        1999        2000        1999
                                                         --------    --------    --------    --------

Net Sales ...........................................    $  121.7    $  119.7    $  239.7    $  248.3
   Cost of products sold ............................        99.8        95.0       195.8       194.2
                                                         --------    --------    --------    --------
Gross Profit ........................................        21.9        24.7        43.9        54.1
   Selling expense ..................................         4.7         4.5         9.1         9.2
   Research expense .................................         1.5         1.6         3.2         3.4
   General expense ..................................         4.6         5.0         9.1         9.9
                                                         --------    --------    --------    --------
Operating Profit ....................................        11.1        13.6        22.5        31.6
   Interest expense .................................        (1.6)       (1.4)       (3.1)       (2.9)
   Other income, net ................................         0.5         0.9         2.1         1.9
                                                         --------    --------    --------    --------
Income Before Income Taxes and Minority Interest ....        10.0        13.1        21.5        30.6
   Provision for income taxes .......................         2.5         4.9         6.4        11.7
                                                         --------    --------    --------    --------
Income Before Minority Interest .....................         7.5         8.2        15.1        18.9
   Minority interest in earnings of subsidiaries ....         1.1         1.1         1.9         2.7
                                                         --------    --------    --------    --------
Net Income ..........................................    $    6.4    $    7.1    $   13.2    $   16.2
                                                         ========    ========    ========    ========

Net Income per Common Share:
   Basic ............................................    $    .41    $    .45    $    .85    $   1.02
                                                         ========    ========    ========    ========
   Diluted ..........................................    $    .41    $    .45    $    .85    $   1.02
                                                         ========    ========    ========    ========

Cash Dividends Declared per Common Share ............    $    .15    $    .15    $    .30    $    .30
                                                         ========    ========    ========    ========

            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                                           JUNE 30,   DECEMBER 31,
                                                                                             2000         1999
                                                                                           --------   ------------

                                        ASSETS
Current Assets
    Cash and cash equivalents ........................................................      $  9.9       $ 15.1
    Accounts receivable ..............................................................        77.7         72.1
    Inventories ......................................................................        63.0         62.9
    Current income tax refunds receivable ............................................         3.2          2.2
    Deferred income tax benefits .....................................................         4.1          4.1
    Prepaid expenses .................................................................         4.4          2.8
                                                                                            ------       ------
        Total Current Assets .........................................................       162.3        159.2
                                                                                            ------       ------

 Gross Property ......................................................................       445.9        451.9
    Less accumulated depreciation ....................................................       204.5        199.8
                                                                                            ------       ------
        Net Property .................................................................       241.4        252.1
                                                                                            ------       ------

Noncurrent Deferred Income Tax Benefits ..............................................         3.6          6.9
                                                                                            ------       ------

Deferred Charges and Other Assets ....................................................        17.3         18.4
                                                                                            ------       ------

Total Assets .........................................................................      $424.6       $436.6
                                                                                            ======       ======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Current portion of long-term debt ................................................      $  3.7       $  3.2
    Other short-term debt ............................................................         7.0          8.8
    Accounts payable .................................................................        41.3         46.3
    Accrued expenses .................................................................        49.8         49.1
                                                                                            ------       ------
        Total Current Liabilities ....................................................       101.8        107.4
                                                                                            ------       ------

Long-Term Debt .......................................................................        98.8        100.9
                                                                                            ------       ------
Deferred Income Taxes ................................................................        13.8         13.1
                                                                                            ------       ------
Other Noncurrent Liabilities .........................................................        24.1         23.9
                                                                                            ------       ------
Minority Interest ....................................................................         3.9          7.1
                                                                                            ------       ------
Contingencies (See Notes 5 and 6)
Stockholders' Equity
    Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued ......          --           --
    Common Stock -$.10 par value - 100,000,000 shares authorized,
       16,078,733 shares issued at both June 30, 2000 and December 31, 1999 ..........         l.6          1.6
    Additional paid-in capital .......................................................        60.5         60.7
    Common stock in treasury, at cost - 783,926 and 441,845 shares at June 30, 2000
       and December 31, 1999, respectively ...........................................       (12.8)        (8.0)
    Retained earnings ................................................................       165.3        156.7
    Unearned compensation ............................................................        (0.4)          --
    Accumulated other comprehensive income (loss)-
      Unrealized foreign currency translation adjustments ............................       (32.0)       (26.8)
                                                                                            ------       ------
        Total Stockholders' Equity ...................................................       182.2        184.2
                                                                                            ------       ------

Total Liabilities and Stockholders' Equity ...........................................      $424.6       $436.6
                                                                                            ======       ======

            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               U.S. $ IN MILLIONS
                                   (UNAUDITED)

                                                    COMMON STOCK ISSUED         TREASURY STOCK        ADDITIONAL
                                                   ---------------------     --------------------      PAID-IN     RETAINED
                                                     SHARES       AMOUNT      SHARES       AMOUNT      CAPITAL     EARNINGS
                                                   ----------     ------     --------      ------     ----------   --------

BALANCE, DECEMBER 31, 1998 ..................      16,078,733      $1.6       154,668      $ (3.8)      $ 60.7      $134.8

Net income for the six months
     ended June 30, 1999 ....................                                                                         16.2

Adjustments to unrealized foreign
     currency translation ...................

Comprehensive loss ..........................

Dividends declared ($0.30 per share) ........                                                                         (4.8)
Purchases of treasury stock .................                                 127,200        (2.0)

Stock issued to directors as compensation ...              --        --        (3,491)         --           --          --
                                                   ----------      ----      --------      ------       ------      ------

BALANCE, JUNE 30, 1999 ......................      16,078,733       1.6       278,377        (5.8)        60.7       146.2

Net income for the six months
     ended December 31, 1999 ................                                                                         15.2
Adjustments to unrealized foreign
     currency translation ...................

Comprehensive income ........................

Dividends declared ($0.30 per share) ........                                                                         (4.7)
Purchases of treasury stock .................                                 167,150        (2.3)

Stock issued to directors as compensation ...              --        --        (3,682)        0.1           --          --
                                                   ----------      ----      --------      ------       ------      ------

BALANCE, DECEMBER 31, 1999 ..................      16,078,733       1.6       441,845        (8.0)        60.7       156.7

Net income for the six months
     ended June 30, 2000 ....................                                                                         13.2
Adjustments to unrealized foreign
     currency translation ...................

Comprehensive income ........................

Dividends declared ($0.30 per share) ........                                                                         (4.6)
Purchases of treasury stock .................                                 375,200        (5.4)
Restricted stock issuances ..................                                 (30,000)        0.6         (0.2)

Stock issued to directors as compensation ...              --        --        (3,119)         --           --          --
                                                   ----------      ----      --------      ------       ------      ------

BALANCE, JUNE 30, 2000 ......................      16,078,733      $1.6       783,926      $(12.8)      $ 60.5      $165.3
                                                   ==========      ====      ========      ======       ======      ======

                                                                 ACCUMULATED
                                                                    OTHER
                                                   UNEARNED     COMPREHENSIVE
                                                 COMPENSATION   INCOME (LOSS)   TOTAL
                                                 ------------   -------------   ------

BALANCE, DECEMBER 31, 1998 ..................                     $    3.7      $197.0


Net income for the six months
     ended June 30, 1999 ....................                                     16.2

Adjustments to unrealized foreign
     currency translation ...................                        (27.5)      (27.5)
                                                                                ------
Comprehensive loss ..........................                                    (11.3)

Dividends declared ($0.30 per share) ........                                     (4.8)
Purchases of treasury stock .................                                     (2.0)

Stock issued to directors as compensation ...                           --          --
                                                                  --------      ------

BALANCE, JUNE 30, 1999 ......................                        (23.8)      178.9

Net income for the six months
     ended December 31, 1999 ................                                     15.2
Adjustments to unrealized foreign
     currency translation ...................                         (3.0)       (3.0)
                                                                                ------
Comprehensive income ........................                                     12.2

Dividends declared ($0.30 per share) ........                                     (4.7)
Purchases of treasury stock .................                                     (2.3)

Stock issued to directors as compensation ...                           --         0.1
                                                                  --------      ------

BALANCE, DECEMBER 31, 1999 ..................                        (26.8)      184.2

Net income for the six months
     ended June 30, 2000 ....................                                     13.2
Adjustments to unrealized foreign
     currency translation ...................                         (5.2)       (5.2)
                                                                                ------
Comprehensive income ........................                                      8.0

Dividends declared ($0.30 per share) ........                                     (4.6)
Purchases of treasury stock .................                                     (5.4)
Restricted stock issuances ..................       $ (0.4)                         --

Stock issued to directors as compensation ...           --              --          --
                                                    ------        --------      ------

BALANCE, JUNE 30, 2000 ......................       $ (0.4)       $  (32.0)     $182.2
                                                    ======        ========      ======

            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               U.S. $ IN MILLIONS
                                   (UNAUDITED)

                                                        FOR THE SIX MONTHS
                                                          ENDED JUNE 30,
                                                        ------------------
                                                         2000       1999
                                                        ------     ------

Operations
   Net income .......................................   $ 13.2     $ 16.2
   Depreciation and amortization ....................     11.2       10.9
   Deferred income tax provision ....................      3.5        4.2
   Minority interest in earnings of subsidiaries ....      1.9        2.7
   Other ............................................      0.4        1.2
   Changes in operating working capital .............    (12.6)     (11.9)
                                                        ------     ------
            Cash Provided by Operations .............     17.6       23.3
                                                        ------     ------
Investing
   Capital spending .................................     (7.5)     (15.5)
   Capitalized software costs .......................     (0.8)      (2.2)
   Other ............................................      0.5        0.5
                                                        ------     ------
            Cash Used for Investing .................     (7.8)     (17.2)
                                                        ------     ------
Financing
   Cash dividends paid to SWM stockholders ..........     (4.6)      (4.8)
   Cash dividends paid to minority owner ............     (4.6)      (5.2)
   Purchases of treasury stock ......................     (5.4)      (2.0)
   Changes in short-term debt .......................     (1.8)       1.3
   Proceeds from issuances of long-term debt ........      4.5        5.2
   Payments on long-term debt .......................     (3.1)      (4.1)
                                                        ------     ------
            Cash Used for Financing .................    (15.0)      (9.6)
                                                        ------     ------

Decrease in Cash and Cash Equivalents ...............     (5.2)      (3.5)

Cash and Cash Equivalents at Beginning of Period ....     15.1        6.7
                                                        ------     ------

Cash and Cash Equivalents at End of Period ..........   $  9.9     $  3.2
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

         Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average numbers of common shares used in the calculations of basic net income per common share for the three and six month periods ended June 30, 2000 were approximately 15,352,400 and 15,451,900, respectively, and for the three and six month periods ended June 30, 1999 were approximately 15,867,200 and 15,896,200, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three and six month periods ended June 30, 2000 were approximately 15,389,300 and 15,488,100, respectively, and for the three and six month periods ended June 30, 1999 were approximately 15,870,100 and 15,897,600, respectively. Potential common shares are those related to stock options and restricted stock outstanding during the respective periods.

NOTE 3.           INVENTORIES

         The following schedule details inventories by major class:

                                                                 June 30,   December 31,
                                                                   2000         1999
                                                                  ------       ------

At the lower of cost on the First-In, First-Out (FIFO)
  and weighted average methods or market:
     Raw materials .........................................      $ 25.3       $ 29.0
     Work in process .......................................         7.6          5.6
     Finished goods ........................................        23.2         21.1
     Supplies and other ....................................        12.4         12.0
                                                                  ------       ------
                                                                    68.5         67.7
Excess of FIFO cost over Last-In, First-Out (LIFO) cost ....        (5.5)        (4.8)
                                                                  ------       ------

      Total ................................................      $ 63.0       $ 62.9
                                                                  ======       ======

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 4.           INCOME TAXES

         The effective income tax rates for the three and six month periods ended June 30, 2000 were 25.0 percent and 29.8 percent, respectively, compared with 37.4 percent and 38.2 percent for the respective corresponding periods of 1999. The lower effective income tax rates for the three and six month periods of 2000 were in part due to a decrease in the French corporate income tax rate from 40.0 percent for 1999 to 37.7 percent for 2000, a decline in the Brazilian corporate income tax rate from an average of 35.7 percent in the second quarter of 1999 to 34.0 percent in the current year, as well as a $1.0 favorable adjustment to reduce Spanish deferred income tax valuation allowances in the second quarter of 2000 and favorable tax treatment of a settlement in the six month period of 2000 related to a prior-period claim.

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

         The Company has continuing responsibility to administer a consent order between Kimberly-Clark and the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee, Massachusetts. Results of tests conducted in February 2000 showed that the Company had achieved compliance with the consent order and reduced the concentration of landfill gases to the levels specified in the consent order at 30 feet below ground level in all of the gas monitoring wells. However, more recent tests again showed gas levels in a few of the monitoring wells were above the consent order limits. The Company is undertaking additional steps to address this issue and will continue its remediation activities on a reduced monitoring schedule approved by MDEP for this landfill, the remaining cost of which was previously accrued and is not material. The Company does not believe that this proceeding will result in the imposition of monetary sanctions or will have a material adverse effect on the Company's business or financial condition.

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

                                      FOR THE THREE MONTHS ENDED
                                      --------------------------                     % OF CONSOLIDATED
                                        JUNE 30,        JUNE 30,      % CHANGE      ------------------
NET SALES                                 2000            1999        VS. 1999       2000          1999
---------                               -------         -------       --------      ------        ------
United States ......................    $  39.8         $  39.5        + 0.8%        32.7%          33.0%
France..............................       64.7            68.3        - 5.3         53.2           57.1
Brazil..............................       17.2            11.9        +44.5         14.1            9.9
                                        -------         -------
         Subtotal...................      121.7           119.7
Intersegment sales by:
     United States..................          -               -                         -              -
     France.........................          -               -                         -              -
     Brazil.........................          -               -                         -              -
                                        -------         -------                     -----          -----
         Consolidated ..............    $ 121.7         $ 119.7        + 1.7%       100.0%         100.0%
                                        =======         =======                     =====          =====

                            FOR THE THREE MONTHS ENDED
                            --------------------------                % OF CONSOLIDATED     % RETURN ON SALES
                              JUNE 30,       JUNE 30,     % CHANGE    -----------------     -----------------
OPERATING PROFIT                2000           1999       VS. 1999     2000       1999       2000       1999
----------------              -------        --------     --------    ------     ------     ------     ------
United States..............   $   0.1         $  1.7       - 94.1%      0.9%      12.5%       0.3%       4.3%
France.....................      10.8           12.5       - 13.6      97.3       91.9       16.7       18.3
Brazil.....................       1.5            0.5         N.M.      13.5        3.7        8.7        4.2
Unallocated expenses.......      (1.3)          (1.1)                 (11.7)      (8.1)
                              -------         ------                  -----      -----
         Consolidated......   $  11.1         $ 13.6       - 18.4%    100.0%     100.0%       9.1%      11.4%
                              =======         ======                  =====      =====

         N.M. - Not Meaningful.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


                                        FOR THE SIX MONTHS ENDED
                                        ------------------------                      % OF CONSOLIDATED
                                        JUNE 30,       JUNE 30,      % CHANGE         -----------------
NET SALES                                 2000           1999        VS. 1999        2000           1999
---------                               -------        --------      --------        ----           ----
United States ......................    $  77.9        $   85.0        - 8.4%        32.5%          34.2%
France..............................      128.7           139.8        - 7.9         53.7           56.3
Brazil..............................       33.1            23.6        +40.3         13.8            9.5
                                        -------         -------
         Subtotal...................      239.7           248.4
Intersegment sales by:
     United States..................          -               -                         -              -
     France.........................          -            (0.1)                        -              -
     Brazil.........................          -               -                         -              -
                                        -------        --------                     -----          -----
         Consolidated ..............    $ 239.7        $  248.3        - 3.5%       100.0%         100.0%
                                        =======        ========                     =====          =====

                            FOR THE SIX MONTHS ENDED
                            ------------------------                   % OF CONSOLIDATED    % RETURN ON SALES
                              JUNE 30,       JUNE 30,    % CHANGE      -----------------    -----------------
OPERATING PROFIT                2000           1999      VS. 1999       2000       1999       2000       1999
----------------              -------         ------     --------       ----       ----       ----       ----
United States..............   $   1.8         $  5.8      - 69.0%        8.0%      18.4%       2.3%       6.8%
France.....................      20.5           26.1      - 21.5        91.1       82.6       15.9       18.7
Brazil.....................       2.8            2.5      + 12.0        12.4        7.9        8.5       10.6
Unallocated expenses.......      (2.6)          (2.8)                  (11.5)      (8.9)
                              -------        -------                   -----      -----
         Consolidated......   $  22.5         $ 31.6      - 28.8%      100.0%     100.0%       9.4%      12.7%
                              =======         ======                   =====      =====


                                                                                       % OF CONSOLIDATED
                                           JUNE 30,           DECEMBER 31,             -----------------
TOTAL ASSETS                                 2000                1999               2000              1999
------------                               --------           -----------           ----              ----
United States.........................     $  146.2             $ 147.6              34.4%             33.8%
France................................        223.6               237.7              52.7              54.4
Brazil................................         54.8                53.0              12.9              12.1
Intersegment eliminations.............            -                (1.7)                -              (0.3)
                                           --------             -------             -----             -----
         Consolidated.................     $  424.6             $ 436.6             100.0%            100.0%
                                           ========             =======             =====             =====


         Approximately 65 percent of the Company's assets and liabilities are outside of the United States, substantially all of which are in France or Brazil. The balance sheets of the Company's foreign subsidiaries are translated at period-end currency exchange rates, and the differences from historical exchange rates are reflected in accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments. Negative unrealized foreign currency translation adjustments for the six month period ended June 30, 2000 are primarily due to a stronger U.S. dollar against the French franc at June 30, 2000 versus December 31, 1999.

NOTE 8.           NEW ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet. In July 1999, the FASB issued SFAS No. 137, which delays the effective date for the new requirements of SFAS No. 133 by one year. As a result, SFAS No. 133 will be effective no later than for the Company's first quarter of 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends and clarifies certain requirements of SFAS No. 133. The Company is evaluating the effects of these new accounting rules, which the Company will adopt in the first quarter of 2001.

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

RESULTS OF OPERATIONS

Net Sales

         Net sales increased by $2.0 million in the three month period ended June 30, 2000 compared with the corresponding period of the preceding year. This increase was a result of higher sales volumes, largely offset by unfavorable changes in currency exchange rates. Net sales increased by $8.9 million in the quarter as a result of a seven percent increase in total sales volumes compared with the same quarter of the prior year. For the Brazilian business segment, sales volumes improved by 20 percent, with improvements in non-tobacco related papers and sales of tobacco-related papers to Latin American countries other than Brazil more than offsetting weakness in tobacco-related paper sales within the Brazilian market. For the French business segment, sales volumes increased by four percent with increases in both reconstituted tobacco leaf and tobacco-related paper products. Sales volumes for the quarter were approximately at the prior-year level at the U.S. business segment. Changes in currency exchange rates had an unfavorable impact of $7.1 million on the net sales comparison, primarily as a result of a weaker French franc versus the U.S. dollar compared with the same quarter of the prior year. Additionally, changes in average selling prices and the mix of products sold favorably affected the net sales comparison by $0.2 million.

         Net sales decreased by $8.6 million in the six month period ended June 30, 2000 compared with the corresponding period of the preceding year. This decrease was a result of unfavorable changes in currency exchange rates and lower average selling prices, partially offset by an increase in sales volumes. Changes in currency exchange rates had an unfavorable impact of $14.0 million on the net sales comparison, primarily as a result of a weaker French franc versus the U.S. dollar compared with the same period of the prior year. Lower average selling prices reduced net sales by $2.1 million as a result of an unfavorable mix of products sold and the effects of certain price reductions that occurred during the first half of 1999. Net sales increased by $7.5 million as a result of a two percent increase in total sales volumes compared with the same period of the prior year. For the Brazilian business segment, sales volumes improved by 20 percent, with improvements in non-tobacco related papers and sales of tobacco-related papers to Latin American countries other than Brazil more than offsetting weakness in tobacco-related paper sales within the Brazilian market. Sales volumes for the six month period were approximately at the prior-year level at the French business segment. Sales volumes for the period decreased at the U.S. business segment by 10 percent primarily due to lower domestic cigarette shipments and a decline in the export of cigarettes by U.S. cigarette manufacturers. Sales volumes of all three business segments were unfavorably impacted in the first quarter of 2000 by a shift of sales volumes related to Year 2000 concerns of certain customers which increased their year-end 1999 inventories.

Operating Profit

         Operating profit decreased by $2.5 million in the three month period ended June 30, 2000 compared with the corresponding period of the preceding year, with declines in the French and U.S. business segments partially offset by improved operating profit in the Brazilian business segment. Operating profit was unfavorably impacted in all three business segments by higher per ton wood pulp costs and increased energy costs of $4.6 million and $1.1 million, respectively. Operating profit for the French business segment decreased by $1.7 million as a result of lower average selling prices and higher wood pulp and energy costs, partially offset by increased sales and production volumes and improved mill operations. For

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


the U.S. business segment, operating profit declined by $1.6 million, with the benefits of cost savings programs and higher average selling prices partially offsetting unfavorable effects of higher wood pulp, energy and health care costs. Operating profit for the Brazilian business segment increased by $1.0 million, with the benefits of increased sales volumes, higher average selling prices, improved mill operations and cost reduction programs partially offset by higher costs of wood pulp, energy and other materials. Non-manufacturing expenses decreased by $0.3 million during the quarter, primarily as a result of lower general expenses due to cost reduction efforts and changes in currency exchange rates.

         Operating profit decreased by $9.1 million in the six month period ended June 30, 2000 compared with the corresponding period of the preceding year, with declines in the French and U.S. business segments partially offset by improved operating profit at the Brazilian business segment. Operating profit was unfavorably impacted in all three business segments by higher per ton wood pulp costs and increased energy costs of $9.3 million and $2.9 million, respectively. The Year 2000 sales volume shift unfavorably impacted first quarter 2000 operating profit by approximately $1.8 million. Operating profit for the French business segment decreased by $5.6 million as a result of lower average selling prices and higher wood pulp and energy costs, partially offset by improved mill operations and reduced manufacturing costs. Operating profit for the U.S. business segment declined by $4.0 million, with the benefits of cost savings programs and higher average selling prices partially offsetting the effects of lower production and sales volumes and higher wood pulp and energy costs. Operating profit for the Brazilian business segment increased by $0.3 million, with the benefits of increased sales volumes, higher average selling prices, improved mill operations and cost reduction programs partially offset by higher costs of wood pulp, energy and other materials. Non-manufacturing expenses decreased by $1.1 million during the period as a result of lower selling, research and general expenses, in part due to cost reduction efforts and changes in currency exchange rates.

NON-OPERATING EXPENSES

         Interest expense was higher for the three and six month periods ended June 30, 2000 compared with the corresponding periods of the preceding year as a result of higher average interest rates in 2000. Other income, net consisted primarily of interest income, royalty income and foreign currency transaction gains and losses in each of the periods presented, a favorable settlement in the six month 2000 period related to a prior-period claim and recovery in the 1999 periods of prior-period business taxes.

INCOME TAXES

         The effective income tax rates for the three and six month periods ended June 30, 2000 were 25.0 percent and 29.8 percent, respectively, compared with 37.4 percent and 38.2 percent for the respective corresponding periods of 1999. The lower effective income tax rates for the three and six month periods of 2000 were in part due to a decrease in the French corporate income tax rate from 40.0 percent for 1999 to 37.7 percent for 2000, a decline in the Brazilian corporate income tax rate from an average of 35.7 percent in the second quarter of 1999 to 34.0 percent in the current year, as well as a $1.0 million favorable adjustment to reduce Spanish deferred income tax valuation allowances in the second quarter of 2000 and favorable tax treatment of a settlement in the six month period of 2000 related to a prior-period claim.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES                     Six Months Ended June 30,
                                                    -------------------------
                                                      (U.S. $ in millions)
Cash Provided by (Used for):                         2000               1999
----------------------------                         ----               ----
Changes in operating working capital.............  $(12.6)             $(11.9)
Operations.......................................    17.6                23.3
Capital spending.................................    (7.5)              (15.5)
Capitalized software costs.......................    (0.8)               (2.2)
Purchases of treasury stock......................    (5.4)               (2.0)

         The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. The Company's net cash provided by operations decreased from $23.3 million to $17.6 million for the six months ended June 30, 1999 and June 30, 2000, respectively, primarily due to lower net income. Changes in operating working capital contributed unfavorably to cash flow by $12.6 million and $11.9 million in the six month periods ended June 30, 2000 and 1999, respectively. The 2000 increase in working capital was primarily due to a decrease in accounts payable associated with 2000 payments for capital expenditures and purchases of inventory and maintenance services included in accounts payable at December 31, 1999 and an increase in accounts receivable associated with increased sales late in the second quarter of 2000. The 1999 increase in working capital was primarily due to a decrease in accounts payable associated with 1999 payments for capital expenditures and inventory purchases included in accounts payable at December 31, 1998.

         Capital spending for the six months ended June 30, 2000 included $2.3 million toward two projects at the Spotswood, New Jersey mill, one of which is a new high-speed slitter and the other is a project for mill effluent solids removal, and $0.9 million toward improvement of a reconstituted tobacco leaf machine in the Spay, France mill. During the first six months of 1999, capital spending included $6.4 million toward the speed-up of two machines in the French mills and $2.4 million toward the expansion of the Malaucene, France mill.

         In addition to capital spending, in the six month period ended June 30, 2000, the Company incurred and deferred on the balance sheet software development costs of $0.8 million toward additional software modules of new integrated computer systems, primarily in France. Additional modules of the software development project in France are scheduled to be placed in operation during the remainder of 2000, although a large portion of the installation of the new French systems has been completed.

         In December 1998, the Company announced that the Board of Directors had authorized the repurchase of shares of the Company's common stock during the period January 1, 1999 through December 31, 2000 in an amount not to exceed $20 million. Through June 30, 2000, the Company has repurchased a total of 669,550 shares of its common stock for $9.7 million under this program, of which 375,200 shares have been purchased thus far in 2000 for $5.4 million. The Company anticipates repurchasing additional common stock under this program during the remainder of 2000.

         On July 27, 2000, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on September 11, 2000 to stockholders of record on August 14, 2000.

         The Company's ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, purchases of treasury stock, stockholder dividends and working capital. Other than expenditures associated with capital projects, the Company had no material outstanding commitments as of June 30, 2000. The principal sources of cash are expected to be cash flow from operations and borrowings from commercial banks.

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

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)

NEW ACCOUNTING STANDARD

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet. In July 1999, the FASB issued SFAS No. 137, which delays the effective date for the new requirements of SFAS No. 133 by one year. As a result, SFAS No. 133 will be effective no later than for the Company's first quarter of 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends and clarifies certain requirements of SFAS No. 133. The Company is evaluating the effects of these new accounting rules, which the Company will adopt in the first quarter of 2001.

OUTLOOK

         Although cigarette production in the United States was lower in the first six months of 2000 compared with the comparable period of the prior year as a result of declines in domestic cigarette consumption and exports of cigarettes manufactured in the United States, sales volumes of the Company's U.S. business segment appear to be stabilizing. The negative impact of lower U.S. cigarette production is being partially offset by the Company's increased market share within the U.S. market. Outside the United States, improvements in the Company's sales volumes to several key markets, including Eastern and Western Europe, Russia and Asia, excluding China, are expected to continue. The Company's Brazilian business also expects to continue to increase its non-tobacco paper sales and sales to Latin American countries outside of Brazil, offsetting weakness in the sale of tobacco-related papers within the Brazilian market.

         There continues to be excess worldwide manufacturing capacity for tobacco-related papers, however, the amount of excess capacity continues to decline as paper manufacturers, including the Company, have shut down unneeded and less efficient capacity or converted machines to production of different types of papers. Selling prices appear to have stabilized in most key markets, with somewhat higher average selling prices anticipated in the third quarter of 2000.

         The Company's customers in the United States traditionally reduce their operating schedules around holidays during the third and fourth quarters, which typically softens demand for the Company's products and allows for additional maintenance and capital work. Similarly, in Brazil, customer orders are typically lower in December due to a January and February holiday season.

         Cost reduction continues to be a priority in each of the Company's business segments. Future periods will continue to benefit from various cost savings programs and certain past and future capital projects.

         The per ton cost of wood pulp has steadily increased during the latter half of 1999 and first half of 2000. The Company expects further increases in the per ton cost of wood pulp during the remainder of 2000 and in 2001. Additionally, higher energy costs were experienced in the first six months of 2000 in each of the Company's business segments. The Company is experiencing a lag in its ability to offset these cost increases with higher selling prices. Although selling price increases are anticipated, the higher costs will not be fully offset by increased selling prices until the per ton cost of wood pulp and energy costs stabilize.

         The French corporate income tax rate declined from 40.0 percent for 1999 to 37.7 percent effective beginning January 1, 2000. The Brazilian corporate income tax rate declined from 37.0 percent to 34.0 percent effective beginning February 1, 2000. The Company expects its consolidated effective income tax rate to be approximately 37 percent for the remainder of 2000.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)


         During the quarter just ended, the Company reached agreement with Philip Morris to extend to December 31, 2004 the strategic supply agreement for fine papers under which the Company supplies tobacco-related papers to Philip Morris' U.S. operations. Also during the quarter, the Company and Philip Morris reached agreement to proceed with the modification of certain paper machines and related manufacturing equipment at the Company's Spotswood mill to produce commercial quantities of a new proprietary banded cigarette paper for Philip Morris. This new cigarette paper was jointly developed by the Company and Philip Morris and may make a cigarette less likely to ignite certain fabrics.

         Philip Morris recently announced that this new banded cigarette paper will be used nationwide in the United States in Philip Morris' Merit brand of cigarettes by September 2000. Philip Morris has publicly commented that it plans to evaluate for a few months how the paper works on the Merit brand before a decision is made whether to use it on other brands of cigarettes. The Company cannot currently make any projections concerning the impact this new paper product may have on its operations and financial results. The timing and pace at which equipment will be converted to produce this new product are in the process of being finalized. The total capital cost to implement the banded cigarette paper project will be dependent upon the equipment conversion plan which, if fully implemented at the Spotswood mill, could result in capital investments in excess of $40 million. The Company does not expect this project to impair its ability to pursue other appropriate business opportunities. Funding for the Spotswood mill conversion and increased working capital requirements will come from internal sources and from advance payments by Philip Morris against future product purchases.

         Excluding capital spending associated with the banded cigarette paper project, the Company expects to control its capital spending for 2000 and 2001 to approximately $20 to $25 million per year, focused primarily on product quality improvements and cost reduction opportunities. Capitalized software costs in 2000 are expected to total approximately $2 million and diminish to less than $1 million in 2001.

         During the first half of 2000, the Company repurchased 375,200 shares of its common stock for $5.4 million. For full year 2000, the Company anticipates repurchasing common stock totaling $10 to $15 million, although future purchases will be dependent upon various factors including the stock price and cash availability.

         The Company's current expectation is that earnings per share for the full year 2000 will be somewhat below 1999 results, although earnings per share for the second half of 2000 are expected to exceed those of the first half of this year.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Many factors outside the control of the Company could impact the Company's results. The following important factor and others in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 2000 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

FORWARD-LOOKING STATEMENTS

     Certain sections of this report, particularly the foregoing discussion regarding the "Outlook" of the Company and "Factors That May Affect Future Results", contain certain forward-looking statements, generally identified by phrases such as "the Company expects" or words of similar effect. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the results of the Company will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates. The above-mentioned important factor and others in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 2000 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Certain factors that could cause the Company's future results to differ materially from those expressed in any such forward-looking statements are discussed in the Company's 1999 Annual Report on Form 10-K, Part II, Item 7, under the heading "Factors That May Affect Future Results".

                           PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on Thursday, April 27, 2000, at which the following matter was submitted to a vote, as had been indicated in the Company's proxy statement mailed on or about March 14, 2000:

         Three nominees, Mr. K.C. Caldabaugh, Mr. Jean-Pierre Le Hetet and Mr. Richard D. Jackson, were elected as Class II Directors to serve a three-year term expiring at the 2003 Annual Meeting of Stockholders and one nominee, Mr. Alan R. Batkin, was elected as a Class I Director to serve a two-year term expiring at the 2002 Annual Meeting of Stockholders. The results of the voting of stockholders were as follows:

                                                                                                         Broker
                                             For          Against        Withheld      Abstentions      Non-Votes
                                             ---          -------        --------      -----------      ---------
         Director: Mr. Batkin              13,405,658        -            79,740            -               -
         Director: Mr. Caldabaugh          13,404,477        -            80,921            -               -
         Director: Mr. Le Hetet            13,401,878        -            83,519            -               -
         Director: Mr. Jackson             13,404,495        -            80,903            -               -

         Other Directors continuing in office are (i) Mr. Wayne H. Deitrich, Mr. Leonard J. Kujawa and Mr. Larry B. Stillman, Class III Directors, whose terms will expire at the 2001 Annual Meeting of Stockholders and (ii) Ms. Claire L. Arnold and Mr. Laurent G. Chambaz, Class I Directors, whose terms will expire at the 2002 Annual Meeting of Stockholders.

ITEM 5.           OTHER INFORMATION

         On May 31, 2000, the Company reached agreement with Philip Morris Incorporated on an amendment of their strategic supply agreement for fine papers and related agreements. The amendment extends the term of the Company's supply of tobacco-related papers to Philip Morris' U.S. operations through December 31, 2004. Similar to arrangements in the original strategic supply agreement, there is a right to extend or terminate the amended strategic supply agreement by giving notice 24 months before the end of the then-current contract term. If the decision were to terminate the agreement, the amended contract provides for a two-year phase-out period.

         On June 16, 2000, the Company reached agreement with Philip Morris to proceed with the modification of some paper machines and related manufacturing equipment at the Company's Spotswood mill to produce commercial quantities of a proprietary banded cigarette paper for Philip Morris. This new cigarette paper was jointly developed by Philip Morris and the Company and may make a cigarette less likely to ignite certain fabrics. The Company has made no public projections concerning the impact this new product may have on its operations and financial results. The timing and pace at which equipment will be converted to produce this new product are in the process of being finalized. The capital cost to implement the banded cigarette paper project will depend upon the equipment conversion plan which, if fully implemented at Spotswood, could result in a capital investment in excess of $40 million. The Company does not expect the banded cigarette paper project to impair its ability to pursue other appropriate business opportunities. Funding for the Spotswood mill conversion and increased working capital requirements will come from internal sources and from advance payments by Philip Morris against future product purchases.

         New labor agreements were signed in Brazil and France at the Company's mills in Santanesia and Saint-Girons, respectively. The agreement in Santanesia is a one-year agreement expiring May 31, 2001, and includes annual base salary increases of approximately 4.5 percent. The agreement in Saint-Girons is a two-year agreement expiring April 30, 2002, with base salary increases totaling approximately 3.1 percent.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.1     Second Amended and Restated Agreement between Philip Morris
                  Incorporated and Schweitzer-Mauduit International, Inc. for
                  Fine Paper Supply effective as of July 1, 2000*.
         10.2     Amended and Restated Technology Ownership, Technical
                  Assistance and Technology License Agreement by and among Philip Morris Incorporated, Philip Morris Products, Inc. and
                  Schweitzer-Mauduit International, Inc. effective as of July 1,
                  2000*.
         10.3     Amended and Restated Addendum to Second Amended and Restated
                  Agreement between Philip Morris Incorporated and
                  Schweitzer-Mauduit International, Inc. for Fine Paper Supply effective as of July 1, 2000*.
         15.      Independent Accountants' Report, dated July 20, 2000 from
                  Deloitte & Touche LLP to Schweitzer-Mauduit International,
                  Inc.
         23.      Independent Accountants' Consent.
         27.      Financial Data Schedule (for SEC use only).

      *Exhibit has been redacted pursuant to a Confidentiality Request under Rule 24(b)-2 of the Securities Exchange Act of 1934.

(b)      Reports on Form 8-K:

         (1) On May 31, 2000, the Company filed a Current Report on Form 8-K to report the extension of its supply agreement with Philip Morris Incorporated.
         (2) On June 19, 2000, the Company filed a Current Report on Form 8-K dated June 16, 2000, to report its agreement with Philip Morris to proceed with the modification of some of its paper machines and related manufacturing equipment to produce commercial quantities of a proprietary banded cigarette paper for Philip Morris.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Schweitzer-Mauduit International, Inc.
                (Registrant)



By:  /s/  PAUL C. ROBERTS                   By:   /s/  WAYNE L. GRUNEWALD
    ----------------------------                 ------------------------
     Paul C. Roberts                              Wayne L. Grunewald
     Chief Financial Officer and                  Controller
     Treasurer                                    (principal accounting officer)
     (duly authorized officer and
     principal financial officer)

August 4, 2000                              August 4, 2000

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                   DESCRIPTION
------                                   -----------
10.1         ---  Second Amended and Restated Agreement between Philip Morris
                  Incorporated and Schweitzer-Mauduit International, Inc. for
                  Fine Paper Supply effective as of July 1, 2000*.

10.2         ---  Amended and Restated Technology Ownership, Technical
                  Assistance and Technology License Agreement by and among Philip Morris Incorporated, Philip Morris Products, Inc. and
                  Schweitzer-Mauduit International, Inc. effective as of July 1,
                  2000*.

10.3         ---  Amended and Restated Addendum to Second Amended and Restated
                  Agreement between Philip Morris Incorporated and
                  Schweitzer-Mauduit International, Inc. for Fine Paper Supply effective as of July 1, 2000*.

15.          ---  Independent Accountants' Report, dated July 20, 2000 from
                  Deloitte & Touche LLP to Schweitzer-Mauduit International,
                  Inc.

23.          ---  Independent Accountants' Consent.

27.          ---  Financial Data Schedule (for SEC use only).


      *Exhibit has been redacted pursuant to a Confidentiality Request under Rule 24(b)-2 of the Securities Exchange Act of 1934.