Form 10-Q
period 2000-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2000-11-14
CIK 1000623

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ---------------   ---------------

Commission file number 1-13948

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                                         62-1612879
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

Yes   [X]      No   [ ]


As of September 30, 2000, 14,964,971 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)


                                                          FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                        -----------------------     -----------------------
                                                           2000          1999          2000         1999
                                                        ---------     ---------     ---------     ---------

Net Sales ........................................      $   126.8     $   125.5     $   366.5     $   373.8
     Cost of products sold .......................          102.3          98.3         298.1         292.5
                                                        ---------     ---------     ---------     ---------
Gross Profit .....................................           24.5          27.2          68.4          81.3
     Selling expense .............................            4.4           4.7          13.5          13.9
     Research expense ............................            1.6           1.6           4.8           5.0
     General expense .............................            4.2           4.7          13.3          14.6
                                                        ---------     ---------     ---------     ---------
 Operating Profit ................................           14.3          16.2          36.8          47.8
     Interest expense ............................           (1.6)         (1.4)         (4.7)         (4.3)
     Other income, net ...........................            0.5            --           2.6           1.9
                                                        ---------     ---------     ---------     ---------
Income Before Income Taxes and Minority Interest .           13.2          14.8          34.7          45.4
     Provision for income taxes ..................            4.2           5.8          10.6          17.5
                                                        ---------     ---------     ---------     ---------
Income Before Minority Interest ..................            9.0           9.0          24.1          27.9
     Minority interest in earnings of subsidiaries            1.0           1.4           2.9           4.1
                                                        ---------     ---------     ---------     ---------
Net Income .......................................      $     8.0     $     7.6     $    21.2     $    23.8
                                                        =========     =========     =========     =========

Net Income per Common Share:
     Basic .......................................      $     .53     $     .48     $    1.38     $    1.50
                                                        =========     =========     =========     =========
     Diluted .....................................      $     .53     $     .48     $    1.38     $    1.50
                                                        =========     =========     =========     =========

Cash Dividends Declared per Common Share .........      $     .15     $     .15     $     .45     $     .45
                                                        =========     =========     =========     =========


            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)


                                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                                       2000             1999
--------------------------------------------------------------------------------------------------------------------------------

                                          ASSETS
Current Assets
     Cash and cash equivalents ............................................................          $   12.8         $   15.1
     Accounts receivable ..................................................................              80.6             72.1
     Inventories ..........................................................................              61.3             62.9
     Current income tax refunds receivable ................................................               3.4              2.2
     Deferred income tax benefits .........................................................               3.9              4.1
     Prepaid expenses .....................................................................               2.6              2.8
                                                                                                     --------         --------
         Total Current Assets .............................................................             164.6            159.2
                                                                                                     --------         --------

 Gross Property ...........................................................................             435.6            451.9
     Less accumulated depreciation ........................................................             202.3            199.8
                                                                                                     --------         --------
         Net Property .....................................................................             233.3            252.1
                                                                                                     --------         --------

Noncurrent Deferred Income Tax Benefits ...................................................               1.2              6.9
                                                                                                     --------         --------

Deferred Charges and Other Assets .........................................................              17.0             18.4
                                                                                                     --------         --------

Total Assets ..............................................................................          $  416.1         $  436.6
                                                                                                     ========         ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt ....................................................          $    3.4         $    3.2
     Other short-term debt ................................................................               1.5              8.8
     Accounts payable .....................................................................              39.8             46.3
     Accrued expenses .....................................................................              56.6             49.1
                                                                                                     --------         --------
         Total Current Liabilities ........................................................             101.3            107.4
                                                                                                     --------         --------

Long-Term Debt ............................................................................              94.5            100.9
                                                                                                     --------         --------
Deferred Income Taxes .....................................................................              12.9             13.1
                                                                                                     --------         --------
Other Noncurrent Liabilities ..............................................................              28.3             23.9
                                                                                                     --------         --------
Minority Interest .........................................................................               4.5              7.1
                                                                                                     --------         --------
Contingencies (See Notes 5 and 6)
Stockholders' Equity
     Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued ..........                --               --
     Common Stock -$.10 par value - 100,000,000 shares authorized,
         16,078,733 shares issued at both September 30, 2000 and December 31, 1999  .......               l.6              1.6
     Additional paid-in capital ...........................................................              60.5             60.7
     Common stock in treasury, at cost - 1,113,762 and 441,845 shares at September 30, 2000
         and December 31, 1999, respectively ..............................................             (17.4)            (8.0)
     Retained earnings ....................................................................             171.0            156.7
     Unearned compensation ................................................................              (0.3)              --
     Accumulated other comprehensive income (loss) -
       Unrealized foreign currency translation adjustments ................................             (40.8)           (26.8)
                                                                                                     --------         --------
         Total Stockholders' Equity .......................................................             174.6            184.2
                                                                                                     --------         --------

Total Liabilities and Stockholders' Equity ................................................          $  416.1         $  436.6
                                                                                                     ========         ========


            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)



                                                                                    ADDI-                      ACCUMULATED
                                          COMMON STOCK ISSUED    TREASURY STOCK     TIONAL            UNEARNED OTHER COM-
                                          -------------------  ------------------  PAID-IN  RETAINED  COMPEN-  PREHENSIVE
                                           SHARES     AMOUNT    SHARES     AMOUNT  CAPITAL  EARNINGS  SATION   INCOME (LOSS)  TOTAL
                                          --------    ------   ---------   ------  -------  --------  -------- -------------  -----

BALANCE, DECEMBER 31, 1998 .............. 16,078,733   $1.6     154,668   $ (3.8)  $ 60.7   $134.8                $  3.7     $197.0

Net income for the nine months
     ended September 30, 1999 ...........                                                     23.8                             23.8
Adjustments to unrealized foreign
     currency translation ...............                                                                          (27.8)     (27.8)
                                                                                                                             ------
Comprehensive loss ......................                                                                                      (4.0)

Dividends declared ($0.45 per share) ....                                                     (7.2)                            (7.2)
Purchases of treasury stock .............                       226,400     (3.4)                                              (3.4)
Stock issued to directors as compensation         --     --      (5,143)     0.1       --       --                    --        0.1
                                           ----------  ----   ---------   ------   ------   ------                ------     ------

BALANCE, SEPTEMBER 30, 1999 .............  16,078,733   1.6     375,925     (7.1)    60.7    151.4                 (24.1)     182.5

Net income for the three months
     ended December 31, 1999 ............                                                      7.6                              7.6
Adjustments to unrealized foreign
     currency translation ...............                                                                           (2.7)      (2.7)
                                                                                                                             ------
Comprehensive income ....................                                                                                       4.9

Dividends declared ($0.15 per share) ....                                                     (2.3)                            (2.3)
Purchases of treasury stock .............                        67,950     (0.9)                                              (0.9)
Stock issued to directors as compensation          --    --      (2,030)      --       --       --                    --         --
                                           ----------  ----   ---------   ------   ------   ------                ------     ------

BALANCE, DECEMBER 31, 1999 ..............  16,078,733   1.6     441,845     (8.0)    60.7    156.7                 (26.8)     184.2

Net income for the nine months
     ended September 30, 2000 ...........                                                     21.2                             21.2
Adjustments to unrealized foreign
     currency translation ...............                                                                          (14.0)     (14.0)
                                                                                                                             ------
Comprehensive income ....................                                                                                       7.2

Dividends declared ($0.45 per share) ....                                                     (6.9)                            (6.9)
Purchases of treasury stock .............                       706,200    (10.1)                                             (10.1)
Restricted stock issuances ..............                       (30,000)     0.6     (0.2)            $(0.4)                     --
Amortization of unearned compensation ...                                                               0.1                     0.1
Stock issued to directors as compensation          --    --      (4,283)     0.1       --       --       --           --        0.1
                                           ----------  ----   ---------   ------   ------   ------    -----       ------     ------

BALANCE, SEPTEMBER 30, 2000 .............  16,078,733  $1.6   1,113,762   $(17.4)  $ 60.5   $171.0    $(0.3)      $(40.8)    $174.6
                                           ==========  ====   =========   ======   ======   ======    =====       ======     ======


            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               U.S. $ IN MILLIONS
                                  (UNAUDITED)


                                                                  FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,
                                                              -------------------------
                                                                2000              1999
                                                              -------           -------

Operations
     Net income ..................................            $  21.2           $  23.8
     Depreciation and amortization ...............               16.7              16.5
     Deferred income tax provision ...............                4.8               7.2
     Minority interest in earnings of subsidiaries                2.9               4.1
     Other .......................................                4.6              (0.7)
     Changes in operating working capital ........               (6.9)            (11.4)
                                                              -------           -------
              Cash Provided by Operations ........               43.3              39.5
                                                              -------           -------
Investing
     Capital spending ............................              (14.0)            (20.3)
     Capitalized software costs ..................               (1.1)             (2.7)
     Other .......................................               (2.9)             (0.7)
                                                              -------           -------
              Cash Used for Investing ............              (18.0)            (23.7)
                                                              -------           -------
Financing
     Cash dividends paid to SWM stockholders .....               (6.9)             (7.2)
     Cash dividends paid to minority owner .......               (4.6)             (5.2)
     Purchases of treasury stock .................              (10.1)             (3.4)
     Changes in short-term debt ..................               (7.3)             (2.6)
     Proceeds from issuances of long-term debt ...                4.9               6.1
     Payments on long-term debt ..................               (3.6)             (4.6)
                                                              -------           -------
              Cash Used for Financing ............              (27.6)            (16.9)
                                                              -------           -------

Decrease in Cash and Cash Equivalents ............               (2.3)             (1.1)

Cash and Cash Equivalents at Beginning of Period .               15.1               6.7
                                                              -------           -------

Cash and Cash Equivalents at End of Period .......            $  12.8           $   5.6
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

         Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average numbers of common shares used in the calculations of basic net income per common share for the three and nine month periods ended September 30, 2000 were approximately 15,132,200 and 15,344,600, respectively, and for the three and nine month periods ended September 30, 1999 were approximately 15,756,600 and 15,849,200, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three and nine month periods ended September 30, 2000 were approximately 15,168,900 and 15,380,900, respectively, and for the three and nine month periods ended September 30, 1999 were approximately 15,759,400 and 15,851,000, respectively. Potential common shares are those related to stock options and restricted stock outstanding and directors' deferred stock compensation during the respective periods.

NOTE 3.  INVENTORIES

         The following schedule details inventories by major class:


                                                                                    September 30,      December 31,
                                                                                         2000             1999
                                                                                    -------------      ------------

At the lower of cost on the First-In, First-Out (FIFO)
  and weighted average methods or market:
     Raw materials ........................................................            $  25.1           $  29.0
     Work in process ......................................................                8.2               5.6
     Finished goods .......................................................               21.1              21.1
     Supplies and other ...................................................               12.1              12.0
                                                                                       -------           -------
                                                                                          66.5              67.7
Excess of FIFO cost over Last-In, First-Out (LIFO) cost ...................               (5.2)             (4.8)
                                                                                       -------           -------

       Total ..............................................................            $  61.3           $  62.9
                                                                                       =======           =======

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 4.  INCOME TAXES

         The effective income tax rates for the three and nine month periods ended September 30, 2000 were 31.8 percent and 30.5 percent, respectively, compared with 39.2 percent and 38.5 percent for the respective corresponding periods of 1999. The lower effective income tax rates for the three and nine month periods of 2000 were in part due to a decrease in the French corporate income tax rate from 40.0 percent for 1999 to 37.7 percent for 2000, a decline in the Brazilian corporate income tax rate from 37.0 percent in the third quarter of 1999 to 34.0 percent in the corresponding current year period, as well as a favorable income tax adjustment in the third quarter of 2000 that, along with associated entries, increased net income by $0.7. Additionally, a $1.0 favorable adjustment to reduce Spanish deferred income tax valuation allowances and favorable tax treatment of a settlement related to a prior-period claim were reflected in the nine month period of 2000.

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

         The Company is a party to an administrative consent order with the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of Kimberly-Clark's former operation of the Willow Hill Landfill in Lee, Massachusetts. The consent order required the Company to perform certain remedial measures and to reduce the concentration of landfill gases to specified levels at all monitoring points by September 15, 1998, or the Company would be liable for stipulated penalties. Although all tests have consistently shown low or undetectable levels of gases at most monitoring points, and some previous tests have shown full compliance at all points, concentrations of methane at two or three points persisted at higher than stipulated levels. However, results of the most recent tests conducted in October 2000 show that the Company has achieved full compliance with the consent order and reduced the concentration of landfill gases at all monitoring points to the levels specified in the consent order. MDEP previously advised the Company informally that penalties would not be assessed because of the Company's ongoing efforts to resolve the issue and no monetary sanctions have been imposed to date. The Company must continue bimonthly monitoring and remain in compliance at all monitoring points for twelve months. Costs of these measures were previously accrued and are not material. The Company does not believe that this matter will result in the imposition of monetary sanctions or have a material adverse effect on the Company's business or financial condition.

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

         Tobacco industry products comprised between 87 and 90 percent of the Company's consolidated net sales in the periods presented. The Company's non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

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

                                        FOR THE THREE MONTHS ENDED
                                      -----------------------------                 % OF CONSOLIDATED
                                      SEPTEMBER 30,   SEPTEMBER 30,   % CHANGE   ----------------------
NET SALES                                 2000            1999        VS. 1999    2000           1999
---------                             -------------   -------------   --------   ------         -------
United States ......................    $  41.9            39.1         + 7.2%    33.0%            31.2%
France..............................       67.2            72.5         - 7.3     53.0             57.8
Brazil..............................       18.6            14.2         +31.0     14.7             11.3
                                        -------         -------
         Subtotal...................      127.7           125.8
Intersegment sales by:
     United States..................       (0.1)           (0.1)                  (0.1)            (0.1)
     France.........................       (0.1)           (0.2)                  (0.1)            (0.2)
     Brazil.........................       (0.7)             --                   (0.5)              --
                                        -------        --------                  -----            -----
         Consolidated ..............    $ 126.8        $  125.5         + 1.0%   100.0%           100.0%
                                        =======        ========                  =====            =====

                              FOR THE THREE MONTHS ENDED
                             ----------------------------              % OF CONSOLIDATED     % RETURN ON SALES
                             SEPTEMBER 30,  SEPTEMBER 30,   % CHANGE   -----------------     -----------------
OPERATING PROFIT                 2000            1999       VS. 1999   2000         1999     2000         1999
----------------             -------------  -------------   --------   ----         ----     ----         ----
United States..............   $   1.3         $  1.1        + 18.2%      9.1%        6.8%     3.1%         2.8%
France.....................      12.7           15.2        - 16.4      88.8        93.8     18.9         21.0
Brazil.....................       1.4            0.8        + 75.0       9.8         4.9      7.5          5.6
Unallocated expenses.......      (1.1)          (0.9)                   (7.7)       (5.5)
                              -------         ------                   -----       -----
         Consolidated......   $  14.3         $ 16.2        - 11.7%    100.0%      100.0%    11.3%        12.9%
                              =======         ======                   =====       =====

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


                                       FOR THE NINE MONTHS ENDED
                                      -----------------------------              % OF CONSOLIDATED
                                      SEPTEMBER 30,   SEPTEMBER 30,   % CHANGE   ------------------
NET SALES                                 2000            1999        VS. 1999   2000          1999
---------                             -------------   -------------   --------   -----        -----
United States ......................    $ 119.8        $  124.1        - 3.5%     32.7%        33.2%
France..............................      195.9           212.3        - 7.7      53.4         56.8
Brazil..............................       51.7            37.8        +36.8      14.1         10.1
                                        -------        --------
         Subtotal...................      367.4           374.2
Intersegment sales by:
     United States..................       (0.1)           (0.1)                   --            --
     France.........................       (0.1)           (0.3)                   --          (0.1)
     Brazil.........................       (0.7)             --                  (0.2)           --
                                        -------        --------                  -----        ------
         Consolidated ..............    $ 366.5        $  373.8        - 2.0%    100.0%       100.0%
                                        =======        ========                  =====        ======


                              FOR THE NINE MONTHS ENDED
                             ---------------------------               % OF CONSOLIDATED     % RETURN ON SALES
                             SEPTEMBER 30, SEPTEMBER 30,  % CHANGE     -----------------     -----------------
OPERATING PROFIT                  2000         1999       VS. 1999     2000        1999      2000         1999
----------------             ------------- -------------  --------     ----        ----      ----         ----
United States..............   $   3.1         $  6.9      - 55.1%        8.4%      14.4%      2.6%         5.6%
France.....................      33.2           41.3      - 19.6        90.2       86.4      16.9         19.5
Brazil.....................       4.2            3.3      + 27.3        11.4        6.9       8.1          8.7
Unallocated expenses.......      (3.7)          (3.7)                  (10.0)      (7.7)
                              -------        -------                   -----      -----
         Consolidated......   $  36.8         $ 47.8      - 23.0%      100.0%     100.0%     10.0%        12.8%
                              =======         ======                   =====      =====


                                                                                         % OF CONSOLIDATED
                                              SEPTEMBER 30,      DECEMBER 31,          ----------------------
TOTAL ASSETS                                       2000              1999               2000             1999
------------                                  -------------      ------------           ----             ----
United States................................   $ 146.0           $  147.6              35.1%            33.8%
France.......................................     213.5              237.7              51.3             54.4
Brazil.......................................      55.7               53.0              13.4             12.1
Unallocated and intersegment eliminations....       0.9               (1.7)              0.2             (0.3)
                                               --------           --------             -----            -----
         Consolidated........................   $ 416.1           $  436.6             100.0%           100.0%
                                                =======           ========             =====            =====

         Approximately 65 percent of the Company's assets and liabilities are outside of the United States, substantially all of which are in France or Brazil. The balance sheets of the Company's foreign subsidiaries are translated at period-end currency exchange rates, and the differences from historical exchange rates are reflected in accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments. Negative unrealized foreign currency translation adjustments for the nine month period ended September 30, 2000 are primarily due to a stronger U.S. dollar against the French franc at September 30, 2000 versus December 31, 1999.

NOTE 8.  NEW ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet. In July 1999, the FASB issued SFAS No. 137, which delays the effective date for the new requirements of SFAS No. 133 by one year. As a result, SFAS No. 133 will be effective no later than for the Company's first quarter of 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends and clarifies certain requirements of SFAS No. 133. The Company continues to evaluate the effects of these new accounting rules, which the Company will adopt in the first quarter of 2001. Based on preliminary evaluation, the Company currently does not expect these new accounting rules to have a material effect on the Company's financial condition or results of operations.

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

RESULTS OF OPERATIONS

Net Sales

         Net sales increased by $1.3 million in the three month period ended September 30, 2000 compared with the corresponding period of the preceding year. This increase was a result of higher sales volumes, largely offset by unfavorable changes in currency exchange rates. Net sales increased by $7.4 million in the quarter as a result of a 1.5 percent increase in total sales volumes compared with the same quarter of the prior year. For the Brazilian business segment, sales volumes improved by 14 percent, with improvements in non-tobacco related papers and sales of tobacco-related papers to Latin American countries other than Brazil. Sales of tobacco-related papers within the Brazilian market were approximately at the prior-year level, reflecting relative stability in that market. The implementation of an export tax on some raw materials used in the manufacturing of cigarettes that was enacted in Brazil during the third quarter had a small unfavorable impact on the Company's Brazilian business segment during the quarter. For the U.S. business segment, sales volumes increased by four percent, with higher sales of tobacco-related papers partially offset by lower sales of non-tobacco related papers. The improvement in tobacco-related papers was achieved in all major product lines, reflecting increased market share in North America for tobacco-related papers. For the French business segment, sales volumes decreased by five percent, with lower sales of both reconstituted tobacco leaf and tobacco-related paper products. Changes in currency exchange rates had an unfavorable impact of $6.7 million on the net sales comparison, primarily as a result of a weaker French franc versus the U.S. dollar compared with the same quarter of the prior year. Additionally, changes in average selling prices and the mix of products sold favorably affected the net sales comparison by $0.6 million, with favorable effects at the Brazilian and U.S. business segments partially offset by unfavorable effects at the French business segment.

         Net sales decreased by $7.3 million in the nine month period ended September 30, 2000 compared with the corresponding period of the preceding year. This decrease was a result of unfavorable changes in currency exchange rates and lower average selling prices, partially offset by an increase in sales volumes. Changes in currency exchange rates had an unfavorable impact of $20.7 million on the net sales comparison, primarily as a result of a weaker French franc versus the U.S. dollar compared with the same period of the prior year. Lower average selling prices reduced net sales by $1.5 million as a result of an unfavorable mix of products sold and the effects of certain price reductions that occurred during 1999, primarily at the French business segment. Net sales increased by $14.9 million as a result of a two percent increase in total sales volumes compared with the same period of the prior year. For the Brazilian business segment, sales volumes improved by 18 percent, with improvements in non-tobacco related papers and sales of tobacco-related papers to Latin American countries other than Brazil more than offsetting weakness in tobacco-related paper sales within the Brazilian market. Sales volumes for the nine month period declined by one percent compared to the prior-year period at the French business segment. Sales volumes for the period decreased at the U.S. business segment by five percent primarily due to lower domestic cigarette shipments and a decline in the export of cigarettes by U.S. cigarette manufacturers. Sales volumes of all three business segments were unfavorably impacted in the first quarter of 2000 by a shift of sales volumes related to Year 2000 concerns of certain customers which increased their year-end 1999 inventories.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


Operating Profit

         Operating profit decreased by $1.9 million in the three month period ended September 30, 2000 compared with the corresponding period of the preceding year, with improved operating profit in the Brazilian and U.S. business segments more than offset by a decline in operating profit in the French business segment. Operating profit was unfavorably impacted in all three business segments by higher per ton wood pulp costs and increased energy costs of $4.3 million and $0.9 million, respectively. Operating profit for the French business segment decreased by $2.5 million as a result of higher wood pulp and energy costs, lower average selling prices, a decline in reconstituted tobacco leaf sales and production volumes and the unfavorable effects of changes in currency exchange rates, partially offset by improved mill operations. For the U.S. business segment, operating profit improved by $0.2 million, as a result of increased sales volumes, higher average selling prices and the benefits of cost reduction programs, partially offset by increased wood pulp and energy costs. Operating profit for the Brazilian business segment increased by $0.6 million, with the benefits of increased sales volumes, higher average selling prices and improved mill operations more than offsetting the impact of increased wood pulp and other material costs. Nonmanufacturing expenses decreased by $0.8 million during the quarter, as a result of lower general and selling expenses due to cost reduction efforts and the effects of changes in currency exchange rates.

         Operating profit decreased by $11.0 million in the nine month period ended September 30, 2000 compared with the corresponding period of the preceding year, with declines in the French and U.S. business segments partially offset by improved operating profit at the Brazilian business segment. Operating profit was unfavorably impacted in all three business segments by higher per ton wood pulp costs and increased energy costs of $13.6 million and $3.8 million, respectively. The Year 2000 sales volume shift unfavorably impacted first quarter 2000 operating profit by approximately $1.8 million. Operating profit for the French business segment decreased by $8.1 million as a result of lower average selling prices, higher wood pulp and energy costs and the unfavorable impact of changes in currency exchange rates, partially offset by improved mill operations. Operating profit for the U.S. business segment declined by $3.8 million, with the benefits of cost savings programs and higher average selling prices partially offsetting the effects of lower production and sales volumes and higher wood pulp and energy costs. Operating profit for the Brazilian business segment increased by $0.9 million, with the benefits of increased sales volumes, higher average selling prices, improved mill operations and cost reduction programs partially offset by higher costs of wood pulp, energy and other materials. Nonmanufacturing expenses decreased by $1.9 million during the period as a result of lower selling, research and general expenses, in part due to cost reduction efforts and changes in currency exchange rates.

NON-OPERATING EXPENSES

         Interest expense was higher for the three and nine month periods ended September 30, 2000 compared with the corresponding periods of the preceding year as a result of higher average interest rates in 2000. Other income, net consisted primarily of interest income, royalty income and foreign currency transaction gains and losses in each of the periods presented, as well as a favorable settlement related to a prior-period claim reflected in the nine month period of 2000 and recovery of prior-period business taxes reflected in the nine month period of 1999.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


INCOME TAXES

         The effective income tax rates for the three and nine month periods ended September 30, 2000 were 31.8 percent and 30.5 percent, respectively, compared with 39.2 percent and 38.5 percent for the respective corresponding periods of 1999. The lower effective income tax rates for the three and nine month periods of 2000 were in part due to a decrease in the French corporate income tax rate from 40.0 percent for 1999 to 37.7 percent for 2000, a decline in the Brazilian corporate income tax rate from 37.0 percent in the third quarter of 1999 to 34.0 percent in the corresponding current year period, as well as a favorable income tax adjustment in the third quarter of 2000 that, along with associated entries, increased net income by $0.7 million. Additionally, a $1.0 million favorable adjustment to reduce Spanish deferred income tax valuation allowances and favorable tax treatment of a settlement related to a prior-period claim were reflected in the nine month period of 2000.


LIQUIDITY AND CAPITAL RESOURCES                                                   Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                       (U.S. $ in millions)
Cash Provided by (Used for):                                                          2000               1999
----------------------------                                                          ----               ----
Changes in operating working capital.............................................. $  (6.9)            $ (11.4)
Operations........................................................................    43.3                39.5
Capital spending..................................................................   (14.0)              (20.3)
Purchases of treasury stock.......................................................   (10.1)               (3.4)

         The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. The Company's net cash provided by operations increased from $39.5 million to $43.3 million for the nine months ended September 30, 1999 and September 30, 2000, respectively, primarily due to less cash used for changes in operating working capital. Changes in operating working capital contributed unfavorably to cash flow by $6.9 million and $11.4 million in the nine month periods ended September 30, 2000 and 1999, respectively. The 2000 increase in working capital was primarily due to an increase in accounts receivable associated with higher quarter-end sales. The 1999 increase in working capital was primarily due to a decrease in accounts payable associated with 1999 payments for capital expenditures and inventory purchases included in accounts payable at December 31, 1998. Additionally, accounts receivable as of September 30, 1999 increased from the December 31, 1998 amount because of increased export sales having longer payment terms and higher quarter-end sales.

         During the second quarter of 2000, the Company and Philip Morris Incorporated ("Philip Morris") reached agreement to proceed with the modification of paper machines and related manufacturing equipment at the Company's Spotswood, New Jersey mill to produce commercial quantities of a new proprietary banded cigarette paper for Philip Morris. Capital spending to implement the banded cigarette paper project is currently expected to total approximately $10 million in 2000 and $40 million in 2001. The Company does not expect this project to impair its ability to pursue other appropriate business opportunities. Funding for the Spotswood mill conversion and increased working capital requirements will come from internal sources and from advance payments by Philip Morris against future product purchases.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


         Capital spending for the nine months ended September 30, 2000 included $6.7 million toward three projects at the Spotswood mill, one of which is the new banded cigarette paper project, another is a new high-speed slitter and the other is a project for mill effluent solids removal. Also included in the total capital spending for the nine months ended September 30, 2000 is $1.3 million toward improvement of a reconstituted tobacco leaf machine in the Spay, France mill. During the first nine months of 1999, capital spending included $7.2 million toward the speed-up of two machines in the French mills, $3.1 million toward the expansion of the Malaucene, France mill and $1.1 million toward replacement of a yankee dryer in the Spay mill.

         In December 1998, the Company announced that the Board of Directors had authorized the repurchase of shares of the Company's common stock during the period January 1, 1999 through December 31, 2000 in an amount not to exceed $20 million. Through September 30, 2000, the Company has repurchased a total of 1,000,550 shares of its common stock for $14.4 million under this program, of which 706,200 shares have been purchased thus far in 2000 for $10.1 million. For full year 2000, the Company anticipates repurchasing common stock totaling in the range of $12 to $15 million, although future purchases will be dependent upon various factors including the stock price and cash availability. The Company's Board of Directors recently authorized the repurchase of shares of the Company's common stock during the period January 1, 2001 through December 31, 2002 in an amount not to exceed $20 million.

         On October 26, 2000, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on December 11, 2000 to stockholders of record on November 13, 2000.

         The Company's ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, including the banded cigarette paper project, purchases of treasury stock, stockholder dividends and working capital. Other than expenditures associated with capital projects, the Company had no material outstanding commitments as of September 30, 2000. The principal sources of cash are expected to be cash flow from operations, including advance payments from Philip Morris for future product purchases, and borrowings from commercial banks.

         The Company believes its cash flow from operations, together with borrowings available under its revolving credit and overdraft facilities, will be sufficient to fund its ongoing cash requirements.

NEW ACCOUNTING STANDARD

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet. In July 1999, the FASB issued SFAS No. 137, which delays the effective date for the new requirements of SFAS No. 133 by one year. As a result, SFAS No. 133 will be effective no later than for the Company's first quarter of 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends and clarifies certain requirements of SFAS No. 133. The Company continues to evaluate the effects of these new accounting rules, which the Company will adopt in the first quarter of 2001. Based on preliminary evaluation, the Company currently does not expect these new accounting rules to have a material effect on the Company's financial condition or results of operations.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

OUTLOOK

         Although cigarette production in the United States was lower in the first nine months of 2000 compared with the comparable period of the prior year as a result of declines in domestic cigarette consumption and exports of cigarettes manufactured in the United States, sales volumes of the Company's U.S. business segment appear to be stabilizing. The negative impact of lower U.S. cigarette production is being partially offset by the Company's increased market share within the U.S. market and this trend is expected to continue. Outside the United States, recent improvements in the Company's sales volumes to several key markets compared with prior-year levels, including Eastern Europe and Russia, are expected to continue. Sales of tobacco-related papers within the Brazilian market appear to be stabilizing. The Company's Brazilian business continues to benefit from increased sales of its non-tobacco papers and sales to Latin American countries outside of Brazil, although the level of these exports is being unfavorably impacted because of the implementation of an export tax on some raw materials used in the manufacturing of cigarettes.

         The new Brazilian export tax, which was enacted late in the third quarter, is a 150 percent tax which applies to tobacco-related papers manufactured by the Company's Brazilian business and exported from Brazil to other Latin American countries. This new tax was apparently enacted by the Brazilian government in an attempt to reduce the quantity of contraband or smuggled cigarettes being sold in Brazil. The Company has been working with the Brazilian government concerning the impact of this new export tax on the Company's Brazilian business and asked the government to explore other methods to address the contraband cigarette issue in Brazil. Modifications to the new export tax were recently enacted during the fourth quarter and should reduce the negative impact on our Brazilian operation's exports from Brazil; however, even as modified, the new tax could unfavorably impact the Company's financial results by approximately $.01 to $.02 per share per quarter beginning in this fourth quarter.

         Worldwide demand for tobacco-related papers remains below worldwide capacity for such papers despite actions by suppliers, including the Company, to shut-down less efficient machines. Although weaker foreign currencies in relation to the U.S. dollar have caused pressure to reduce selling prices, particularly in countries served by the Company's French businesses, selling prices appear to have stabilized in most key markets with somewhat higher average selling prices anticipated in the fourth quarter of 2000.

         The Company's customers in the United States traditionally reduce their operating schedules around holidays during the fourth quarter, which typically softens demand for the Company's products and allows for additional maintenance and capital work. Similarly, in Brazil, customer orders are typically lower in December due to a January and February holiday season.

         Cost reduction continues to be a priority in each of the Company's business segments. Future periods are expected to benefit from various cost savings programs and certain past and future capital projects.

         The per ton cost of wood pulp has steadily increased during the latter half of 1999 and the first three quarters of 2000, although it now appears that the cost of wood pulp may have stabilized. The Company believes that further increases in the per ton cost of wood pulp are unlikely in the fourth quarter of 2000 and that the per ton cost of wood pulp will only increase moderately, if at all, in 2001 from its current level. Additionally, higher energy costs were experienced in the first nine months of 2000 in each of the Company's business segments. The Company is experiencing a lag in its ability to offset these cost increases with higher selling prices. Although selling price increases are anticipated, the higher costs are not expected to be fully offset by increased selling prices. The continuing strong U.S. dollar is limiting the

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


Company's ability to raise selling prices since several competitors have cost structures that are based upon currencies that have weakened versus the U.S. dollar.

         The French corporate income tax rate declined from 40.0 percent for 1999 to 37.7 percent effective beginning January 1, 2000. The Brazilian corporate income tax rate declined from 37.0 percent to 34.0 percent effective beginning February 1, 2000. The Company expects its consolidated effective income tax rate to be approximately 37 percent for the fourth quarter of 2000. This effective income tax rate could decline from 37 percent in 2001 and in subsequent years if a plan that the French government recently proposed to reduce the French corporate income tax rate is implemented. This proposal includes the phase-out of the current 10 percent income tax surcharge on the base income tax rate of 33.3 percent over the next three years. If implemented as proposed, this would reduce the Company's French corporate income tax rate by approximately one percentage point in each of the next three years.

         During the second quarter of 2000, the Company and Philip Morris reached agreement to proceed with the modification of paper machines and related manufacturing equipment at the Company's Spotswood mill to produce commercial quantities of a new proprietary banded cigarette paper for Philip Morris. This new cigarette paper was jointly developed by the Company and Philip Morris and may make a cigarette less likely to ignite certain fabrics.

         During the quarter just ended, Philip Morris announced that this new banded cigarette paper would be used nationwide in the United States in Philip Morris' Merit brand of cigarettes. Philip Morris has publicly commented that it plans to evaluate for a few months how the paper works on the Merit brand before a decision is made whether to use it on other brands of cigarettes. Capital spending to implement the banded cigarette paper project is currently expected to total approximately $10 million in 2000 and $40 million in 2001. The Company does not expect this project to impair its ability to pursue other appropriate business opportunities. Funding for the Spotswood mill conversion and increased working capital requirements will come from internal sources and from advance payments by Philip Morris against future product purchases. The banded cigarette paper operations are expected to have a positive, but small, impact on 2001 financial results since 2001 will be a phase-in year for the new product.

         Excluding capital spending associated with the banded cigarette paper project, the Company expects to control its capital spending to approximately $20 million for 2000 and $20 to $25 million for 2001, focused primarily on product quality improvements and cost reduction opportunities. Capitalized software costs in 2000 are expected to total approximately $2 million and decline to approximately $1 million in 2001.

         During the first nine months of 2000, the Company repurchased 706,200 shares of its common stock for $10.1 million. For full year 2000, the Company anticipates repurchasing common stock totaling in the range of $12 to $15 million, although future purchases will be dependent upon various factors including the stock price and cash availability.

         The Company's current expectation is that diluted earnings per share for the fourth quarter of 2000 will be in the range of the 1999 fourth quarter results of $.49, even though the fourth quarter of last year did benefit from a Year 2000 sales volume shift that improved fourth quarter 1999 results by approximately $.07 per share. Furthermore, as a result of expected negative impacts of the Brazilian export tax and the challenging pricing environment, it is likely that operating profit for the Company in 2001 will only show a small improvement compared with 2000 despite anticipated volume gains.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

         Certain matters discussed in this report, particularly in the foregoing discussion regarding the "Outlook" of the Company, constitute forward-looking statements, generally identified by phrases such as "the Company expects" or "the Company anticipates", as well as by use of words of similar effect, such as "appears", "could", "should", "may" and "typically". This report contains many such forward-looking statements, including statements regarding management's expectations of future selling prices for the Company's products, future market prices for wood pulp used by the Company, expected sales volumes trends, new product introductions, anticipated cost savings, anticipated financial and operational results, anticipated capital spending, anticipated tax and other governmental actions, contingencies, anticipated common stock share repurchases and other expected transactions of the Company. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the results of the Company will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates. Certain factors in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 2000 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. In addition to those mentioned above, certain factors that could cause the Company's future results to differ materially from those expressed in any such forward-looking statements are discussed in the Company's 1999 Annual Report on Form 10-K, Part II, Item 7, under the heading "Factors That May Affect Future Results".

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

          4.1     Form of Common Stock Certificate as of October 1, 2000.
          4.2     Rights Agreement Amended and Restated as of October 1, 2000.
         15.      Independent Accountants' Report, dated October 19, 2000 from Deloitte & Touche LLP to Schweitzer-Mauduit International, Inc.
         23.      Consent of Deloitte & Touche LLP.
         27.      Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K:

         (1)      On July 19, 2000, the Company filed a Current Report on Form 8-K to report its expected earnings for the second quarter of 2000.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Schweitzer-Mauduit International, Inc.
                     (Registrant)



By:      /s/  PAUL C. ROBERTS              By:   /s/  WAYNE L. GRUNEWALD
    --------------------------------          ---------------------------------
         Paul C. Roberts                         Wayne L. Grunewald
         Chief Financial Officer and             Controller
         Treasurer                               (principal accounting officer)
         (duly authorized officer and
         principal financial officer)

November 13, 2000                                November 13, 2000

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                               DESCRIPTION

 4.1     --    Form of Common Stock Certificate as of October 1, 2000.
 4.2     --    Rights Agreement Amended and Restated as of October 1, 2000.
15.      --    Independent Accountants' Report, dated October 19, 2000 from
               Deloitte & Touche LLP to Schweitzer-Mauduit International, Inc.

23.      --    Consent of Deloitte & Touche LLP.

27.      --    Financial Data Schedule (for SEC use only).