Form 10-K
period 2000-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2001-03-02
CIK 1000623

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                         OR
   [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE TRANSITION PERIOD FROM
                                         TO

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 31, 2000, 14,790,262 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding, and the aggregate market value of the common stock on such date (based on the closing price of these shares on the New York Stock Exchange) held by non-affiliates was approximately $283 million.

                                  (Continued)

                      DOCUMENTS INCORPORATED BY REFERENCE

    Schweitzer-Mauduit International, Inc.'s 2001 Proxy Statement, filed with the Commission dated March 13, 2001, contains certain of the information required in this Form 10-K, and portions of that document are incorporated by reference herein from the applicable sections thereof. The following chart identifies the sections of this Form 10-K which incorporate by reference portions of the Company's 2001 Proxy Statement. The Items of this Form 10-K, where applicable, specify which portions of such document are incorporated by reference. The portions of such document that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.

DOCUMENT OF WHICH PORTIONS                          ITEMS OF THIS FORM 10-K
ARE INCORPORATED BY REFERENCE                       IN WHICH INCORPORATED
-----------------------------                       -----------------------
2001 Proxy Statement                                Part III
                                                    Item 10. Directors and Executive Officers of the
                                                             Registrant
                                                    Item 11. Executive Compensation
                                                    Item 12. Security Ownership of Certain Beneficial
                                                             Owners and Management
                                                    Item 13. Certain Relationships and Related
                                                             Transactions

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

     Schweitzer-Mauduit International, Inc. ("SWM") was incorporated in Delaware on August 21, 1995 as a wholly-owned subsidiary of Kimberly-Clark Corporation ("Kimberly-Clark") for the purpose of effectuating the tax-free spin-off of Kimberly-Clark's U.S., French and Canadian business operations that manufacture and sell tobacco-related papers and other specialty paper products (the "Businesses"). Pursuant to a distribution agreement dated October 23, 1995, Kimberly-Clark agreed to distribute in the form of a dividend to its stockholders all of the common stock of SWM and on November 30, 1995, each Kimberly-Clark stockholder of record on November 13, 1995 received one share of SWM common stock for every ten shares of Kimberly-Clark common stock held on the date of record (the "Distribution"). As a result of the Distribution, SWM became an independent public company. As used herein, the "Company" means SWM, SWM and its several subsidiaries or, as determined by the context, one or more of its several subsidiaries.

     On February 2, 1998, Schweitzer-Mauduit Spain, S.L. ("SM-Spain"), a wholly-owned subsidiary of SWM, acquired 99.97 percent of the outstanding shares of Companhia Industrial de Papel Pirahy ("Pirahy"), a specialty paper manufacturer located in Santanesia, Brazil, near Rio de Janeiro. Pirahy, subsequently renamed Schweitzer-Mauduit do Brasil, S.A. ("SWM-B"), is the largest supplier of tobacco-related papers to the South American market. It also produces printing and writing papers as well as papers for packaging and labeling applications. As a result of cumulative purchases of outstanding minority shares, SM-Spain now owns 99.99 percent of the outstanding shares of SWM-B.

     Additionally, on February 11, 1998, Schweitzer-Mauduit Enterprises S.A. ("SM-Enterprises"), a wholly-owned subsidiary of Schweitzer-Mauduit France, S.A.R.L. ("SMF"), acquired all of the outstanding shares of Ingefico, S.A. and
97.1 percent of the outstanding shares of its pulp and specialty paper manufacturing subsidiaries, Groupe SAPAM S.A. ("Groupe SAPAM") and Papeteries de la Moulasse S.A., located in Saint-Girons in the southwestern part of France. Subsequently, SM-Enterprises acquired all the remaining shares of Groupe SAPAM. SM-Enterprises and Ingefico, S.A. were then merged into Groupe SAPAM. Papeteries de la Moulasse S.A. was renamed Papeteries de Saint-Girons S.A. ("PdStG") and Groupe SAPAM was then merged into PdStG. Approximately 90 percent of the net sales of PdStG are of fine papers to the tobacco industry.

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

DESCRIPTION OF THE BUSINESS

     GENERAL. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products, which comprised 88 percent of the Company's 2000 consolidated net sales, include cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette ("Cigarette Papers"), reconstituted tobacco leaf ("RTL") for use as filler in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging. These products are sold directly to the major tobacco companies or their designated converters in North and South America, Western and Eastern Europe, China and elsewhere.

     Non-tobacco industry products include lightweight printing and writing papers, coated papers for packaging and labeling applications, business forms, furniture laminates, battery separator paper, drinking straw wrap, filter papers and other specialized papers primarily for the North American, Western European and Brazilian markets. These products are generally sold directly to converters and other end-users in North America and Western Europe and through brokers in Brazil. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine utilization.

     PRODUCTS. Each of the three principal types of paper used in cigarettes -- cigarette, plug wrap and tipping papers -- serves a distinct purpose in the function of a cigarette.

     Cigarette paper wraps the column of tobacco in a cigarette. Certain properties of cigarette paper, such as basis weight, porosity, opacity, tensile strength, texture and whiteness must be closely controlled to tight tolerances. Many of these characteristics are critical to meet runnability standards of the high-speed production processes utilized by cigarette manufacturers.

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

     Reconstituted tobacco is used by manufacturers of cigarettes, cigars and other tobacco products. The Company currently produces reconstituted tobacco in two forms: leaf in France and wrapper and binder in the United States. Reconstituted tobacco leaf is used by manufacturers of cigarettes primarily as a filler that is blended with virgin tobacco in order to cost-effectively utilize tobacco leaf by-products. Wrapper and binder are reconstituted tobacco products used by manufacturers of machine-made cigars. Binder is used to hold the tobacco leaves in a cylindrical shape during the production process. Wrapper is used to wrap around the outside of the cigar, providing a uniform, finished appearance.

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

     MARKETS AND CUSTOMERS. The Company's U.S. business primarily supplies the major, and many of the smaller, cigarette manufacturers in North America, and also has significant sales in South America and Japan. The customer base for the U.S. operations consists of more than 60 customers in approximately 30 countries. The Company's French businesses rely predominantly on worldwide exports, primarily to Western Europe, China, Eastern Europe and the former Commonwealth of Independent States, and, in lesser but substantial amounts, to Asia (excluding China), Africa, the Middle East and Australia. The customer base for the French operations consists of a diverse group of over 200 customers in more than 80 countries. The Company's Brazilian business primarily supplies customers in Brazil, but with increasing sales to other South American countries. The current customer base of the Brazilian operations consists of the cigarette manufacturers in Brazil, as well as approximately 20 customers in approximately ten countries outside Brazil. Customers of all three business units include international tobacco companies, regional tobacco manufacturers and government monopolies.

     Philip Morris Incorporated ("Philip Morris"), including its subsidiaries, and B.A.T. Industries PLC ("BAT"), including its U.S. subsidiary Brown & Williamson Tobacco Corporation, its Brazilian subsidiary Souza Cruz S.A. ("Souza Cruz") and its other subsidiaries, are the Company's two largest customers. Philip Morris and BAT, together with their respective affiliates and designated converters, accounted for approximately 30 percent and 17 percent, respectively, of the Company's 2000 consolidated net sales.

     The Company's French paper businesses, together, are the largest exporter of cigarette paper to China with an estimated 45 to 50 percent share of that country's cigarette paper imports. However, as cigarette paper manufacturers in China have continued to increase capacity, the total volume of cigarette paper imports into China has declined.

     LTR Industries, S.A. ("LTRI") is a 72 percent owned second tier subsidiary of the Company which manufactures RTL in France. LTRI has many customers, consisting primarily of the large cigarette manufacturers in Western and Eastern Europe. A small number of these large customers account for a substantial portion of LTRI's net sales. The loss of any one or more of these large customers could have a significant adverse effect on LTRI's and the Company's results of operations.

     PHILIP MORRIS SUPPLY AGREEMENT. Since 1992, the Company's U.S. unit has been the single source of supply of Cigarette Papers to Philip Morris' U.S. operations. In May 2000, Philip Morris and the Company reached agreement on a Second Amended and Restated Supply Agreement for Fine Paper Supply ("Second Amended Supply Agreement"). The Second Amended Supply Agreement extends the Company's position as the supplier of Cigarette Papers to Philip Morris' U.S. operations through December 31, 2004, except that Philip Morris has the continuing right to acquire up to ten percent of its prior year purchases of Cigarette Papers from other suppliers, although to-date it has chosen not to do so. By its terms, the Second Amended Supply Agreement automatically renews for three successive terms of two years each unless either party gives notice of non-renewal 24 months before the end of the then-current contract term. Further, a June 2000 notice to proceed, given in accordance with the terms of an addendum to the Second Amended Supply Agreement, initiated a seven-year exclusive supply arrangement with Philip Morris U.S.A. for a new jointly developed banded cigarette paper that may make a cigarette less likely to ignite certain fabrics. In January 2000, Philip Morris began consumer testing of cigarettes made with this new paper. Philip Morris and the Company also have entered into a licensing and royalty agreement covering future commercialization of this new paper, the commercial viability of which has not yet been determined.

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

     EMPLOYEE AND LABOR RELATIONS. As of December 31, 2000, the Company had 3,490 regular full-time active employees of whom 650 hourly employees and 288 salaried employees were located in the United States and Canada, 1,097 hourly employees and 642 salaried employees were located in France and 768 hourly employees and 45 salaried employees were located in Brazil.

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

     French Operations -- Hourly employees at the Company's mills in Quimperle, Malaucene, Saint-Girons and Spay, France are union represented. New labor agreements were signed during 2000 for each of these mills. The new agreements in Quimperle, Spay and Saint-Girons are two-year agreements expiring on December 31, 2001, February 28, 2002 and April 30, 2002, respectively, while the new agreement in Malaucene was for a one-year term which expired on December 31, 2000. The Company's French management is in the process of negotiating a new contract at the Malaucene mill and expects to reach agreement during the first quarter of 2001. Over the years, there have been intermittent work stoppages lasting from a few hours to several days. The Company believes that, overall, employee relations are positive and comparable to similar French manufacturing operations.

     Brazilian Operations -- Hourly employees at the Pirahy mill are represented by a union. The current annual collective bargaining agreement expires on May 31, 2001. The Company believes that, overall, employee relations are positive and comparable to similar Brazilian manufacturing operations.

     RAW MATERIALS. Wood pulp is the primary fiber used in the Company's operations. These operations consumed approximately 116,000 and 107,000 metric tons of wood pulp in 2000 and 1999, respectively, all of which was purchased. Company operations also use other cellulose fibers, the most significant of which are in the form of flax fiber and tobacco leaf by-products, as the primary raw materials for the Company's Cigarette Papers and reconstituted tobacco products, respectively. While tobacco leaf by-products are generally the property of the cigarette manufacturer for whom the reconstitution is contracted, the Company and LTRI purchase some tobacco leaf by-products for use in the production of RTL and wrapper and binder products.

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

     Cigarette Paper -- Management believes that the Company has an estimated 60 to 65 percent share of the North American cigarette paper market. The Ecusta division of P.H. Glatfelter Company ("Ecusta") is the Company's major domestic competitor in the sale of cigarette paper in North America. European suppliers, such as Wattens GmbH ("Wattens"), an Austrian subsidiary of Trierenberg Holding ("Trierenberg"), and Miquel y Costas & Miquel S.A., a Spanish corporation ("Miquel y Costas"), also compete in this market but, to date, their market share has not exceeded an estimated 10 percent. Management believes that the bases of cigarette paper competition are price, consistent quality, level of technical service and performance requirements of the customer's cigarette-making equipment.

     The principal competitors of the Company's French cigarette paper businesses are Wattens, Schoeller & Hoesch GmbH ("Schoeller & Hoesch"), a German subsidiary of P.H. Glatfelter Company, Robert Fletcher (Greenfield) Limited, Miquel y Costas and Julius Glatz GmbH. Papeteries de Mauduit, S.A. ("PdM") and PdStG, indirect wholly-owned subsidiaries of the Company in France, sell approximately 65 to 70 percent of their products (cigarette paper and porous and conventional plug wrap) in Western Europe and China. Management believes that the bases of competition for PdM's and PdStG's products are the same as for the Company's U.S. business.

     The principal competitors of the Company's Brazilian cigarette paper business are Ecusta (including Schoeller & Hoesch), Miquel y Costas and Wattens. SWM-B has an estimated 75 percent share of the cigarette paper market in Brazil and an estimated 60 percent share of the cigarette paper market in South America. Management believes that the bases of cigarette paper competition for SWM-B are the same as for the Company's U.S. business.

     Plug Wrap Paper -- Management believes that the Company's U.S. business has an estimated 70 to 75 percent share of the North American market for plug wrap papers. The remainder of the North American market is shared by three competitors: Ecusta (including Schoeller & Hoesch), Miquel y Costas and Wattens. The Company's French businesses hold an estimated 65 percent of the Western European high porosity plug wrap market. Schoeller & Hoesch is the Company's principal competitor in that market along with Wattens. Through the Brazilian business' supply of conventional plug wrap papers and the U.S. business' supply of porous plug wrap papers, the Company has an estimated 75 percent share of the South American market for plug wrap papers. Ecusta (including Schoeller & Hoesch), Miquel y Costas and Wattens are the Company's principal competitors in that market.

     Management believes that the primary basis of competition for high porosity plug wrap is technical capability with price being a less important consideration. On the other hand, conventional plug wrap entails less technical capability with the result that price and quality are the primary bases of competition.

     Tipping Paper -- Management believes that the Company's U.S. business has an estimated 60 to 65 percent share of the North American market for base tipping paper which is subsequently printed by converters. Its principal competitors in this market are Ecusta and Tervakoski Oy, a Finnish subsidiary of Trierenberg. Management believes that the bases for competition are consistent quality, price and, most importantly, the ability to meet the runnability and printability requirements of converting equipment and high-speed cigarette-making machines.

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

     The Company's Brazilian business has an estimated 60 to 65 percent share of the South American market for base tipping paper which is subsequently printed by converters. The Company's principal competitors in Latin America are Ecusta (including Schoeller & Hoesch) and Miquel y Costas. Management believes that the bases of tipping paper competition for SWM-B are the same as for the Company's U.S. business.

     Reconstituted Tobacco -- LTRI is the leading independent producer of RTL. Management believes that the basis of competition in this market is primarily quality. However, sales volumes are influenced by worldwide virgin tobacco prices as lower prices of virgin tobacco may result in lower reconstituted tobacco sales volumes.

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

     Other Products -- As noted above, the Company and its subsidiaries produce papers for lightweight printing and writing, coated papers for packaging and labeling applications, business forms, furniture laminates, battery separator papers, wrapping paper for drinking straws, filter papers and other specialized papers. Management believes that price is the primary basis of competition for drinking straw wrap, printing and writing and filter papers (collectively, "Filler Papers"), while consistent quality and customer service are believed to be the primary competitive factors for battery separator and business forms papers. The Company does not possess a significant market share in any of the above segments, except for battery separator papers, where it holds approximately 25 percent of the worldwide market. The Company continues, to the extent feasible, to convert its production of less profitable Filler Papers to more profitable niche applications.

     RESEARCH AND DEVELOPMENT; PATENTS AND TRADEMARKS. The Company has research and laboratory facilities in Spay, France, Santanesia, Brazil and Alpharetta, Georgia and employs more than 50 research personnel. The Company is dedicated to developing Cigarette Papers, reconstituted tobacco and non-tobacco paper product innovations and improvements to meet the needs of individual customers. The development of new components for tobacco products and the development of new non-tobacco paper products are the primary focuses of these research and development functions, including several development projects for the Company's major customers. The Company expensed $6.3 million, $6.7 million and $6.5 million in 2000, 1999 and 1998, respectively, on product research and development.

     The Company believes that its research and product development capabilities are unsurpassed in the industry and have played an important role in establishing the Company's reputation for high quality, superior products. The Company's commitment to research and development has enabled the Company, for example, to (i) produce high-performance papers designed to run on the high-speed manufacturing machines of its customers, (ii) produce papers to exacting specifications with very high uniformity, (iii) produce cigarette paper with extremely low basis weights, and (iv) have an acceptance rate by its customers in excess of 99 percent. The Company also believes it is in the forefront of the specialty paper manufacturing process, having invested heavily in modern technology, including laser technology and modern paper-slitting equipment. The Company believes that its commitment to research and development, coupled with its investment in new technology and equipment, has positioned the Company to take advantage of growth opportunities abroad where the demand for American-style premium cigarettes continues to increase.

     As of December 31, 2000, the Company and its subsidiaries collectively owned 85 patents and had pending 68 patent applications covering a variety of Cigarette Papers, RTL and cigar wrapper and binder products and processes in the United States, Western Europe and several other countries. The Company believes that such patents, together with its papermaking expertise and technical sales support, have been instrumental in establishing it as the leading worldwide supplier of Cigarette Papers, RTL and reconstituted wrapper and binder made by the papermaking process.

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

     The French businesses do maintain records of order backlogs. For Cigarette Papers, the order backlog was approximately $31 million and $22 million on December 31, 2000 and 1999, respectively. This represented approximately 50 and 40 days of Cigarette Paper sales for the French businesses in 2000 and 1999, respectively. LTRI's RTL business operates under a number of annual supply agreements. The order backlog for RTL was approximately $48 million and $44 million on December 31, 2000 and 1999, respectively.

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

     ENVIRONMENTAL MATTERS. Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada are estimated to be approximately $2 million to $3 million annually in 2001 and 2002. These expenditures are not expected to have a material adverse effect on the Company's financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in the Company's plans, changes in legal requirements or other factors.

     RISKS FOR FOREIGN OPERATIONS. In addition to its U.S. operations, the Company has manufacturing facilities in France, Brazil and Canada. Products made in France, Brazil or in the United States are marketed in more than 90 countries. Because these countries are so numerous, it is not feasible to generally characterize the risks involved. Such risks vary from country to country and include such factors as tariffs, trade restrictions, monetary exchange controls, changes in business and income taxes, changes in currency value, economic conditions and international relations. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS -- Factors That May Affect Future Results" appearing in Part II, Item 7 herein.

     INSURANCE. The Company maintains coverage for most insurable risks that are incident to its operations.

ITEM 2.  PROPERTIES

     As of December 31, 2000, the Company operated eight mills (which include four fiber pulping operations) in the United States, France and Brazil that produce specialty papers or reconstituted tobacco products. The Company also operates flax fiber processing operations in France and Canada. The Company or one of its subsidiaries owns each of these facilities except for a flax tow storage facility in Killarney, Manitoba, which is leased. The Company and its subsidiaries maintain administrative and sales offices in Alpharetta, Georgia, in Quimperle and Paris, France, in Hong Kong, China, in Santanesia and Rio de Janeiro, Brazil and in Madrid, Spain. The Company's world headquarters are also located in Alpharetta. All of these offices are leased except for the Quimperle and Santanesia offices, which are owned by PdM and SWM-B, respectively.

     Management believes that each of these facilities is well-maintained, suitable for conducting the Company's operations and business, and adequately insured.

     The Company's U.S. and French paper operations experienced limited downtime on certain machines during 2000 because of reduced demand. In the latter half of 2000, machine schedules at all locations were at or near capacity. Currently no market-related production downtime is expected in 2001.

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

     The following are locations of the Company's principal facilities and operating equipment as of December 31, 2000:

PRODUCTION LOCATIONS             EQUIPMENT                    PRODUCTS
--------------------             ---------                    --------
Lee Mills                        4 Paper Machines             Base Tipping and Specialty
Lee, Massachusetts               Pulping Equipment            Papers,
(4 mill sites)                                                Plug Wrap Paper and Straw Wrap
                                                              Paper
Spotswood Mill                   5 Paper Machines             Cigarette Paper and Straw Wrap
Spotswood, New Jersey            Pulping Equipment            Paper
Ancram Mill                      1 Paper Machine              Reconstituted Tobacco Wrapper and
Ancram, New York                 1 Reconstituted Tobacco      Binder and Porous Plug Wrap Paper
                                 Wrapper and Binder
                                 Machine
Fiber Operations                 5 Movable Fiber Mills        Flax Fiber Processing
Manitoba, Canada
Papeteries de Mauduit Mill       11 Paper Machines            Cigarette Paper, Plug Wrap Paper
Quimperle, France                Pulping Equipment            and
                                                              Long Fiber Specialties
Papeteries de Malaucene Mill     1 Paper Machine              Tipping and Specialty Papers
Malaucene, France                4 Printing Presses
                                 11 Laser Perforating Lines
                                 1 Electrostatic Perforating
                                 Line
Papeteries de Saint-Girons Mill  3 Paper Machines             Cigarette Paper, Plug Wrap Paper,
Saint-Girons, France             Pulping Equipment            Base Tipping and Specialty Papers
                                                              and Flax Pulp
LTR Industries Mill              2 Reconstituted Tobacco      Reconstituted Tobacco Leaf, Flax
Spay, France                     Leaf                         Fiber Processing and Research &
                                 Machines                     Development
                                 1 Fiber Mill
Pirahy Mill                      4 Paper Machines             Cigarette Paper, Plug Wrap Paper,
Santanesia, Brazil               1 Coating Machine            Base Tipping and Specialty Papers

ADMINISTRATIVE LOCATIONS         OFFICE SPACE                 FUNCTION
------------------------         ------------                 --------
Alpharetta, Georgia              Leased Office Space          Company World Headquarters,
                                                              Research & Development, and
                                                              Administrative and Sales
                                                              - U.S. Business
Madrid, Spain                    Leased Office Space          Administrative Office for
                                                              International Investments
Quimperle, France                Owned Office Space           Administrative Offices for French
                                                              Businesses
Paris, France                    Leased Office Space          Administrative and Sales Offices
                                                              for French Businesses
Hong Kong, China                 Leased Office Space          Sales Office for French
                                                              Businesses
Santanesia, Brazil               Owned Office Space           Administrative Offices for
                                                              Brazilian Business and Research &
                                                              Development
Rio de Janeiro, Brazil           Leased Office Space          Administrative and Sales Offices
                                                              for
                                                              Brazilian Business

ITEM 3.  LEGAL PROCEEDINGS

     The following is a brief description of potentially material legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their properties is subject:

LITIGATION

     On December 27, 2000, SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro, Brazil concerning Imposto sobre Circulacao de Mercadorias e Servicos ("ICMS"), a form of value-added tax, consisting of unpaid ICMS taxes from January 1995 through November 2000, together with interest and penalties in the total amount of approximately $13.6 million, based on the foreign currency exchange rate at December 31, 2000 (the "Assessment"). The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. A portion of the Assessment, estimated at approximately $6.9 million, relates to tax periods that predate the Company's acquisition of Pirahy, the predecessor in name to SWM-B, and is covered by an indemnification from the sellers of Pirahy. SWM-B is vigorously contesting the Assessment on both procedural and constitutional grounds and believes that the Assessment will ultimately be resolved in its favor. However, the final resolution of this matter will most likely entail both administrative and judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years. No liability has been recorded in the Company's financial statements for the Assessment. Pending final resolution of this matter, beginning in December 2000, SWM-B suspended the further accrual and application of ICMS tax credits generated on immune products to reduce its possible exposure to future ICMS tax assessments. A reserve of $1.1 million was recorded for the entire asset balance of unused ICMS tax credits as of December 31, 2000.

     The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without a material adverse effect on the Company's consolidated financial statements.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of the Company's operations expose it to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Based on the Company's experience to date, the Company believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation or the monitoring of certain hazardous waste disposal sites, will not have a material adverse effect on the Company's financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on the Company's financial condition or results of operations.

     The Company is a party to an administrative consent order with the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee, Massachusetts. The consent order required the Company to perform certain remedial measures and to reduce the concentration of landfill gases to specified levels at all monitoring points by September 15, 1998, or the Company could be liable for stipulated penalties. Results of monitoring tests conducted in October 2000 and thereafter show that the Company has reduced the concentration of landfill gases at all monitoring points to the levels specified in the consent order. MDEP previously advised the Company informally that stipulated penalties would not be assessed based on a delay in complying with the consent order because of the Company's ongoing efforts to resolve the issue and no sanctions have been imposed to date. The Company must continue bimonthly monitoring and remain in compliance at all monitoring points for twelve months.

Costs of these measures were previously accrued and are not material. The Company does not believe that this matter will have a material adverse effect on the Company's business or financial condition.

     At Distribution, the Company assumed Kimberly-Clark's liabilities as a potentially responsible party ("PRP") under the provisions of the U.S. Comprehensive Environmental Response, Compensation and Liability Act and analogous New Jersey statutes in connection with the Global Landfill Reclaiming Corporation ("Global Landfill") waste disposal site in Old Bridge, New Jersey. The Company continues to participate in the remediation of the Global Landfill as a member of a group of PRPs that entered into a consent decree with the state of New Jersey in 1993. The Company previously recorded its pro-rata portion of the estimated liability for remediation of this site, the remainder of which is not material.

     The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada. For these purposes, the Company incurred total capital expenditures of $1.2 million in 2000, and anticipates that it will incur approximately $2 million to $3 million annually in 2001 and 2002. The major projects included in these estimates include upgrading wastewater treatment facilities at various locations and installation of ink solvent treatment equipment in France. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in capacity expansion, quality improvements, capital replacements, productivity improvements or cost containment projects, and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of the executive officers of the Company as of February 27, 2001, together with certain biographical information, are as follows:

NAME                                           POSITION
----                                           --------
Wayne H. Deitrich............................  Chief Executive Officer
Jean-Pierre Le Hetet.........................  Chief Operating Officer and
                                               President - French Operations
Peter J. Thompson............................  President - U.S. Operations
Otto R. Herbst...............................  President - Brazilian Operations
Paul C. Roberts..............................  Chief Financial Officer and Treasurer
John W. Rumely, Jr. .........................  General Counsel and Secretary
Wayne L. Grunewald...........................  Controller

     MR. WAYNE H. DEITRICH, 57, has served as Chief Executive Officer of the Company since August 1995 and was elected Chairman of the Board of Directors immediately after the Distribution. From June 1995 through August 1995, Mr. Deitrich served as President - Specialty Products Sector of Kimberly-Clark. From 1993 through May 1995, Mr. Deitrich was the President - Paper and Specialty Products Sector of Kimberly-Clark, and from 1992 to 1993, he was President - Paper Sector of Kimberly-Clark. From 1988 through 1992, Mr. Deitrich served as the President of Neenah Paper, a business unit of Kimberly-Clark.

     MR. JEAN-PIERRE LE HETET, 57, has served as Chief Operating Officer of the Company since April 1998 in addition to having served as President - French Operations of the Company since August 1995. Mr. Le Hetet was elected to the Board of Directors immediately after the Distribution. From 1991 through August 1995, Mr. Le Hetet was the President of Specialty Products, France, a business unit of Kimberly-Clark. Prior to that time, Mr. Le Hetet served as General Manager of Specialty Products, France.

     MR. PETER J. THOMPSON, 38, has served as President - U.S. Operations of the Company since November 1998. From April 1998 through November 1998, Mr. Thompson was Director - Sales and Marketing for the U.S. Operations of the Company. Mr. Thompson joined the Company in January 1997 as a Marketing Manager in the U.S. Operations. Prior to joining the Company, he was employed by Tape, Inc. from May 1995 through January 1997, where he held several senior management positions in marketing, sales and finance. Mr. Thompson was employed by Kimberly-Clark from June 1984 through May 1995 in a variety of financial positions.

     MR. OTTO R. HERBST, 41, has served as President - Brazilian Operations of the Company since April 1999. Prior to April 1999, he served as General Manager for New Business and Services from 1997 through March 1999 for Interprint, a manufacturer of security documents, telephone cards and business forms. From 1990 through 1997, Mr. Herbst served as Director of Agaprint, a manufacturer of packaging materials, business forms, commercial printing papers, personalized documents and envelopes.

     MR. PAUL C. ROBERTS, 52, has served as Chief Financial Officer and Treasurer of the Company since August 1995. From June 1995 through August 1995, he served as Chief Financial Officer - Specialty Products Sector of Kimberly-Clark. From January 1995 through May 1995, he was Director - Corporate Strategic Analysis of Kimberly-Clark, and from 1988 through 1994, Mr. Roberts was Director - Operations Analysis and Control, Pulp and Paper Sector of Kimberly-Clark.

     MR. JOHN W. RUMELY, JR., 47, has served as General Counsel and Secretary of the Company since January 1, 2000. From March 1998 through December 31, 1999, he served as Associate General Counsel of the Company. From May 1989 through February 1998, Mr. Rumely was Assistant General Counsel of Alumax Inc.

     MR. WAYNE L. GRUNEWALD, 49, has served as Controller of the Company since August 1995. From July 1995 through August 1995, he served as
Controller - Specialty Products Sector of Kimberly-Clark. From December 1989 through June 1995, he was Controller - U.S. Pulp and Newsprint, a business unit of Kimberly-Clark.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

PRINCIPAL MARKET

     Since the Distribution of the Company's Common Stock by Kimberly-Clark on November 30, 1995, the Common Stock has been listed on the New York Stock Exchange under the trading symbol "SWM".

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of February 27, 2001, there were 5,834 stockholders of record of the Company's Common Stock. This number does not include shares held in "nominee" or "street" name.

STOCK PRICE AND DIVIDEND INFORMATION

     The dividend and market price data included in Note 15 to Consolidated Financial Statements contained in "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" appearing in Part II, Item 8 herein is incorporated in this Item 5 by reference.

COMPANY WEB SITE

     The Company currently has a web site under development and anticipates that it will be operational approximately April 1, 2001. The web site address is http://www.schweitzer-mauduit.com. The web site will provide background information about the Company, including information on the Company's history, products, locations and employment opportunities. The web site will also allow access to the Company's historical financial information, press releases and quarterly earnings conference calls. The Company's quarterly earnings conference calls will be available via a webcast accessible through the Company's web site. The tentative dates for the Company's quarterly earnings conference calls related to 2001 financial results are April 26, 2001, July 26, 2001, October 25, 2001 and January 31, 2002. These dates are subject to change. When the web site is available, instructions on how to listen to the webcasts and updated information on times and actual dates will be available through the web site.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are qualified in their entirety by reference to, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Annual Report. The financial statement data is presented on a consolidated basis.

                                                                    YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------
                                                         2000      1999      1998      1997      1996
                                                        -------   -------   -------   -------   -------
                                                        (U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
  Net Sales...........................................  $496.8    $504.4    $546.7    $460.6    $471.3
  Gross Profit........................................    91.9     110.4     106.1     121.9     114.2
  Operating Profit....................................    49.7      64.6      59.1      81.9      74.0
  Net Income..........................................    27.8      31.4      31.0      45.3      38.7
  Net Income Per Share:
     Basic............................................  $ 1.82    $ 1.99    $ 1.94    $ 2.82    $ 2.41
     Diluted..........................................  $ 1.82    $ 1.99    $ 1.92    $ 2.77    $ 2.38
  Cash Dividends Declared and Paid Per Share..........  $  .60    $  .60    $  .60    $  .60    $  .45

CASH FLOW AND BALANCE SHEET DATA:
  Capital Spending....................................  $ 29.4    $ 26.3    $ 36.7    $ 35.8    $ 51.5
  Depreciation and amortization.......................    22.1      22.2      24.8      14.4      13.4
  Cash Provided By Operations.........................    71.7      60.7      67.1      67.3      90.4
  Total Assets........................................   441.7     436.6     474.7     391.0     380.6
  Long-Term Debt......................................    97.7     100.9     108.4      80.8      86.6
  Equity..............................................   179.9     184.2     197.0     179.5     156.0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Schweitzer-Mauduit International, Inc. was incorporated on August 21, 1995 as a wholly-owned subsidiary of Kimberly-Clark Corporation for the purpose of effectuating the tax-free spin-off of Kimberly-Clark's U.S., French and Canadian business operations that manufactured and sold tobacco-related papers and other specialty paper products, which occurred effective at the close of business on November 30, 1995.

     The Company operates principally in the tobacco industry, manufacturing and selling papers used in the manufacturing of cigarettes, paper products used in cigarette packaging and reconstituted tobacco products. The Company's non-tobacco industry products represented 12 percent of the Company's net sales in 2000. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine utilization.

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

RESULTS OF OPERATIONS

  2000 Compared to 1999

           By Segment for the Years Ended December 31, 2000 and 1999
                              (U.S. $ in millions)

                                                                                 % OF CONSOLIDATED
                                                                     % CHANGE    ------------------
NET SALES                                         2000      1999     VS. 1999     2000       1999
---------                                        ------    ------    --------    -------    -------
United States................................    $163.7    $166.3      -1.6%       33.0%      33.0%
France.......................................     264.9     284.6      -6.9        53.3       56.4
Brazil.......................................      70.0      54.0     +29.6        14.1       10.7
Eliminations.................................      (1.8)     (0.5)                 (0.4)      (0.1)
                                                 ------    ------                 -----      -----
          Consolidated.......................    $496.8    $504.4      -1.5%      100.0%     100.0%
                                                 ======    ======                 =====      =====

                                                                                          % RETURN
                                                                  % OF CONSOLIDATED       ON SALES
                                                      % CHANGE    ------------------    ------------
        OPERATING PROFIT            2000     1999     VS. 1999     2000       1999      2000    1999
        ----------------            -----    -----    --------    -------    -------    ----    ----
United States...................    $ 2.6    $ 9.3     -72.0%        5.2%      14.4%     1.6%    5.6%
France..........................     47.2     55.2     -14.5        95.0       85.4     17.8    19.4
Brazil..........................      4.5      5.2     -13.5         9.1        8.1      6.4     9.6
Unallocated/Eliminations........     (4.6)    (5.1)                 (9.3)      (7.9)
                                    -----    -----                 -----      -----
          Consolidated..........    $49.7    $64.6     -23.1%      100.0%     100.0%    10.0%   12.8%
                                    =====    =====                 =====      =====

  Net Sales

     Net sales decreased by $7.6 million as a result of unfavorable currency exchange rates and lower average selling prices, partially offset by higher sales volumes. The net sales comparison was unfavorably affected by $31.0 million from changes in currency exchange rates, primarily related to a strengthened U.S. dollar versus the French franc. Lower average selling prices and changes in sales mix had an unfavorable effect of $3.9 million, as the impact of increased average selling prices of the Brazilian business was more than offset by the effects of lower average selling prices of the French businesses. Worldwide sales volumes increased by three percent, which favorably affected net sales by $27.3 million. Sales volumes of the Brazilian business increased by 15 percent, primarily as a result of increased sales of nontobacco-related papers and sales outside Brazil. Sales volumes of the French businesses increased by one percent. Sales volumes of the U.S. business unit declined by three percent.

  Operating Profit

     Operating profit decreased by $14.9 million, with lower operating profit in all three business segments, primarily as a result of higher wood pulp and energy costs, which in total increased operating expenses by $22.1 million. Changes in the average per ton wood pulp costs compared with the prior year unfavorably impacted operating expenses by $17.5 million. Partially offsetting these higher operating expenses were the favorable effects of increased sales volumes, improved mill operations and lower nonmanufacturing expenses.

     In France, operating profit declined by $8.0 million primarily as a result of higher wood pulp and energy costs and lower average selling prices. These negative effects were partially offset by the benefits of the French business unit's increased sales volumes, cost reduction activities and improved mill operations.

     The U.S. business unit's operating profit declined by $6.7 million primarily due to the higher wood pulp and energy costs and additional expenses associated with implementation of the banded cigarette paper project at the Spotswood, New Jersey mill. The effects of the decline in sales volumes were offset by cost reduction activities and lower nonmanufacturing expenses.

     In Brazil, operating profit declined by $0.7 million for the year as a result of higher wood pulp, energy and other material costs and increased business taxes. These negative factors were partially offset by the effects of increased sales volumes, higher average selling prices, cost reduction activities and improved mill operations.

     Nonmanufacturing expenses decreased by $3.6 million, primarily due to a reduction in selling expenses of the French business unit and lower general expenses, in part from personnel reductions implemented during 1999.

  1999 Compared to 1998

           By Segment for the Years Ended December 31, 1999 and 1998
                              (U.S. $ in millions)

                                                                                         % OF
                                                                                     CONSOLIDATED
                                                                        % CHANGE    --------------
NET SALES                                            1999      1998     VS. 1998    1999     1998
---------                                           ------    ------    --------    -----    -----
United States...................................    $166.3    $186.0     -10.6%      33.0%    34.0%
France..........................................     284.6     312.0      -8.8       56.4     57.1
Brazil..........................................      54.0      57.9      -6.7       10.7     10.6
Eliminations....................................      (0.5)     (9.2)                (0.1)    (1.7)
                                                    ------    ------                -----    -----
         Consolidated...........................    $504.4    $546.7      -7.7%     100.0%   100.0%
                                                    ======    ======                =====    =====

                                                                          % OF           % RETURN
                                                                      CONSOLIDATED       ON SALES
                                                         % CHANGE    --------------    ------------
OPERATING PROFIT                       1999     1998     VS. 1998    1999     1998     1999    1998
----------------                       -----    -----    --------    -----    -----    ----    ----
United States......................    $ 9.3    $ 6.2     +50.0%      14.4%    10.5%    5.6%    3.3%
France.............................     55.2     60.3      -8.5       85.4    102.0    19.4    19.3
Brazil.............................      5.2     (2.3)     N.M.        8.1     (3.9)    9.6    (4.0)
Unallocated/Eliminations...........     (5.1)    (5.1)                (7.9)    (8.6)
                                       -----    -----                -----    -----
         Consolidated..............    $64.6    $59.1      +9.3%     100.0%   100.0%   12.8%   10.8%
                                       =====    =====                =====    =====

---------------

N.M. -- Not meaningful

  Net Sales

     Net sales decreased by $42.3 million as a result of lower average selling prices, unfavorable currency exchange rates and reduced sales volumes. Lower worldwide selling prices and unfavorable sales mix had an unfavorable effect of $18.4 million. The net sales comparison was unfavorably affected by $12.6 million from changes in currency exchange rates, primarily related to a strengthened U.S. dollar versus the French franc and the Brazilian real. Worldwide sales volumes declined by one percent, which unfavorably affected net sales by $11.3 million. Sales volumes from the U.S. and French business units declined by seven and two percent, respectively, while sales volumes of the Brazilian business unit improved by eight percent. U.S. and French business unit volumes declined in most major product lines. The improvement in the Brazilian business' sales volumes was primarily in nontobacco-related papers and sales outside Brazil. Sales volumes in 1999 benefited in each of the three business units from sales related to Year 2000 concerns as certain customers increased their year-end inventories.

  Operating Profit

     Despite lower net sales, operating profit increased by $5.5 million, with higher operating profit in Brazil and the United States more than offsetting a decline in France. The impact of sales volumes related to customers' Year 2000 concerns may have benefited 1999 operating profit by as much as $1.3 to $1.8 million. Changes in the average per ton wood pulp costs compared with the prior year favorably impacted operating expenses by $2.7 million, although this benefit was offset by changes in selling prices. Operating profit in 1998 was negatively affected by one-time pre-tax charges totaling $5.9 million related to a voluntary retirement program at the Company's Spotswood mill which eliminated 67 hourly positions, non-cash write-downs of assets related primarily to idled equipment that was no longer expected to be used due to changed market conditions and one-time labor payments, the majority of which related to operational changes.

     In Brazil, operating profit improved by $7.5 million for the year as a result of cost reduction activities, improved mill operations, increased sales volumes, the lack of its portion of the 1998 charges and the positive impact of the Brazilian currency devaluation which occurred in the first quarter of 1999. These favorable items were partially offset by lower average selling prices. The currency devaluation was a positive impact for the Brazilian business unit since a portion of its sales are tied to the U.S. dollar.

     The U.S. business unit's operating profit improved by $3.1 million as a result of the benefits of cost savings programs and the lack of its portion of the 1998 charges, which more than offset the effects of lower selling prices, unfavorable sales mix and lower sales and production volumes.

     In France, operating profit declined by $5.1 million as a result of lower selling prices, unfavorable sales mix and lower sales and production volumes. These negative effects were partially offset by the benefits of the French business unit's cost reduction activities, improved mill operations and the lack of its portion of the 1998 charges.

     Nonmanufacturing expenses decreased by $1.2 million, primarily due to a reduction in selling expenses of the French business unit.

NON-OPERATING EXPENSES

     The increase in interest expense in 2000 compared with 1999 was primarily due to higher average interest rates, partially offset by a lower average amount of debt outstanding and the effects of changes in currency exchange rates. The decline in interest expense in 1999 compared with 1998 was primarily due to lower average interest rates, changes in currency exchange rates and a lower average amount of debt outstanding. The weighted average effective interest rate on the Company's term loans was approximately 5.7 percent in 2000, 4.5 percent in 1999 and 5.1 percent in 1998. Other income, net consisted primarily of interest income, royalty income and foreign currency transaction gains and losses in each of the years presented, as well as a favorable settlement related to a prior-period claim in 2000 and recovery of prior-period business taxes in 1999.

INCOME TAXES

     The effective income tax rates for the years ended December 31, 2000, 1999 and 1998 were 31.4 percent, 39.0 percent and 32.1 percent, respectively.

     The lower effective income tax rate in 2000 compared with 1999 was in part a result of a decrease in the French corporate income tax rate from 40.0 percent for 1999 to 37.7 percent for 2000 and a decline in the Brazilian corporate income tax rate from 37.0 percent for most of 1999 to 34.0 percent for most of 2000. Additionally, the lower effective income tax rate in 2000 was due to several items, including a $1.0 million favorable adjustment to reduce Spanish deferred income tax valuation allowances, favorable income tax treatment of a settlement related to a prior-period claim and an equity-related payment from Brazil and income tax benefits associated with treatment of certain repatriations during the year. Excluding the effects of these four items, the effective income tax rate for 2000 would have been 37.0 percent.

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

LIQUIDITY AND CAPITAL RESOURCES

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
                                                                (U.S. $ IN MILLIONS)
Cash Provided by (Used for):
  Changes in operating working capital......................  $  2.6   $ (9.0)  $ (1.9)
  Operations................................................    71.7     60.7     67.1
  Capital spending..........................................   (29.4)   (26.3)   (36.7)
  Purchases of treasury stock...............................   (13.2)    (4.3)    (3.8)

     The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. Impacting the cash flow from operations are changes in operating working capital. In 2000, changes in operating working capital contributed favorably to cash flow by $2.6 million due primarily to higher accounts payable and accrued expenses, partially offset by higher accounts receivable. Accounts payable and accrued expenses were higher in 2000 compared with 1999 as a result of recorded liabilities associated with capital projects and maintenance costs at December 31, 2000. Accounts receivable was higher in 2000 compared with 1999 primarily because of increased French business unit export sales having longer payment terms. In 1999, changes in operating working capital contributed unfavorably to cash flow by $9.0 million due primarily to lower accounts payable. Accounts payable was lower in 1999 compared with 1998 as a result of payments in early 1999 for capital projects included in accounts payable at December 31, 1998. In 1998, changes in operating working capital contributed unfavorably to cash flow by $1.9 million, excluding the acquired working capital balances of the Brazilian and French businesses acquired in 1998.

     During 2000, the Company and Philip Morris reached agreement to proceed with the modification of paper machines and related manufacturing equipment at the Company's Spotswood mill to produce commercial quantities of a new proprietary banded cigarette paper for Philip Morris. Capital spending to implement the banded cigarette paper project was $12.7 million in 2000 and is currently expected to be approximately $40 million in 2001. The Company does not expect this project to impair its ability to pursue other appropriate business opportunities. Funding for the Spotswood mill conversion and increased working capital requirements is coming from internal sources and from advance payments by Philip Morris against future product purchases.

     Capital spending in 2000 included $16.5 million toward three projects at the Spotswood mill: the banded cigarette paper project, a high-speed slitter and a project for mill effluent solids removal. Also included in the total capital spending for 2000 was $1.3 million toward improvement of a reconstituted tobacco leaf machine in the Spay mill. Capital spending in 1999 included (i) $8.1 million toward the speed-up of two machines in the French mills, (ii) $3.2 million toward the expansion of converted tipping paper capacity at the Malaucene mill, and (iii) $1.1 million toward replacement of a yankee dryer in the Spay mill. Capital spending in 1998 included (i) $3.9 million toward the expansion of the Malaucene mill, (ii) $3.0 million toward speed-ups of both RTL machines and replacement of a yankee dryer hood at the Spay mill, (iii) $2.3 million for speed-up of a paper machine at the Quimperle mill, (iv) $1.4 million to modify a paper machine at the Saint-Girons mill, (v) $1.2 million toward upgrades to a paper machine at the Spotswood mill, (vi) $1.0 million to upgrade a coating machine at the Pirahy mill, and (vii) $1.0 million toward improvements at the Quimperle pulping facility.

     In December 1998, the Company announced that the Board of Directors had authorized the repurchase of shares of the Company's common stock during the period January 1, 1999 through December 31, 2000 in an amount not to exceed $20 million. Under this program the Company repurchased a total of 1,177,050 shares of its common stock for $17.5 million, of which 882,700 shares were purchased during 2000 for $13.2 million. The Company repurchased 155,700 shares of its common stock during 1998 for $3.8 million under a previous program which was effective through December 31, 1998.

     During 2000, the Company's Board of Directors authorized the further repurchase of shares of the Company's common stock during the period January 1, 2001 through December 31, 2002 in an amount not to exceed $20 million.

     On January 25, 2001, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on March 12, 2001 to stockholders of record on February 12, 2001.

     The Company's ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, including the banded cigarette paper project, stockholder dividends, purchases of Company stock and working capital. The Company has declared and paid quarterly dividends of fifteen cents per share since the second quarter of 1996. Management currently expects to continue this level of quarterly dividend. Other than expenditures associated with environmental matters (see Note 12 of the Notes to Consolidated Financial Statements), as of December 31, 2000 the Company had unrecorded outstanding commitments for capital expenditures of approximately $13.9 million.

     As of December 31, 2000, the Company had approximately $33 million available under its revolving credit facilities in the United States and France, and on January 19, 2001, the Company renewed these facilities to January 25, 2002. The Company also has other bank credit facilities available in the United States, France and Brazil.

     The Company believes its cash flow from operations, including advance payments from customers for future product purchases, together with borrowings still available under its revolving and other credit facilities, will be sufficient to fund its ongoing cash requirements.

NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet. In July 1999, the FASB issued SFAS No. 137, which delays the effective date for the new requirements of SFAS No. 133 by one year. As a result, SFAS No. 133 will be effective for the Company's first quarter of 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends and clarifies certain requirements of SFAS No. 133. The Company's adoption of these new accounting rules is not expected to have a material effect on the Company's financial condition or results of operations.

OUTLOOK

     Although cigarette consumption and production in the United States were lower in 2000 than in the prior year as a result of declines in domestic cigarette consumption and exports of cigarettes manufactured in the United States, the declines were less than in 1998 and 1999 and sales volumes of the Company's U.S. business segment appear to be stabilizing. The negative impact of lower U.S. cigarette production is being partially offset by the Company's increased market share within the North American market and this trend is expected to continue. Outside the United States, recent improvements in the Company's sales volumes to several key markets compared with prior-year levels, including Eastern Europe and Russia, are also expected to continue. Growth in French reconstituted tobacco leaf volumes is anticipated in 2001 compared with 2000. Sales of tobacco-related papers within the Brazilian market appear to be stabilizing. The Company's Brazilian business continues to benefit from increased sales to Latin American countries outside of Brazil, although the level of these exports is being unfavorably impacted by the implementation of an export tax on some raw materials used in the manufacturing of cigarettes.

     The new Brazilian export tax, which was enacted in the third quarter of 2000, is a 150 percent tax which applies to tobacco-related papers manufactured by the Company's Brazilian business and exported from Brazil to other Latin American countries. This new tax was apparently enacted by the Brazilian government in an attempt to reduce the quantity of contraband or smuggled cigarettes being sold in Brazil. Modifications to the new export tax were enacted during the fourth quarter of 2000 and are expected to reduce the negative impact on our Brazilian operation's exports from Brazil; however, even as modified, the new tax is expected to unfavorably impact the Company's financial results by approximately $.01 to $.02 per share per quarter, as it did beginning in the fourth quarter of 2000. Cost of sales of certain products in Brazil are also being unfavorably impacted by a recent change in the treatment of ICMS taxes (see "Litigation" under the caption "LEGAL PROCEEDINGS" in Part I,
Item 3), which may reduce earnings by up to $.05 per share per quarter, as it did during the fourth quarter of 2000. SWM-B is evaluating possible changes in its business, including a possible change in its product mix, to minimize the impact of this matter on its financial results.

     Worldwide demand for tobacco-related papers remains below worldwide capacity for such papers despite actions by suppliers to shut-down less efficient machines. The combination of this continuing excess worldwide capacity for tobacco-related papers and the strong U.S. dollar versus European and other foreign currencies is making it difficult to increase selling prices to offset the Company's negative cost pressures since several competitors have cost structures that are based upon currencies that have weakened versus the U.S. dollar.

     Cost reduction continues to be a priority in each of the Company's business segments. Future periods are expected to benefit from various cost savings programs and certain past and future capital projects.

     The per ton cost of wood pulp steadily increased during the latter half of 1999 and the first three quarters of 2000. Additionally, higher energy costs were experienced throughout 2000 in each of the Company's business segments. The Company has not been able to offset these cost increases with higher selling prices. However, it appears that the cost of wood pulp has stabilized. The Company expects the per ton cost of wood pulp to decline in the first half of 2001 from its level at the end of 2000 which could provide an opportunity to regain some of the loss in gross profit margin experienced during 2000.

     In December 2000, the French government enacted a reduction in the French corporate income tax rate from 37.7 percent for 2000 to 36.3 percent for 2001 and 35.3 percent for 2002 and beyond. Considering this recent change, the Company expects its consolidated effective income tax rate to be approximately 35 to 36 percent for 2001 and to decline to approximately 34 to 35 percent for 2002.

     During the second quarter of 2000, the Company and Philip Morris reached agreement to proceed with the modification of paper machines and related manufacturing equipment at the Spotswood mill to produce commercial quantities of a new proprietary banded cigarette paper for Philip Morris. This new cigarette paper was jointly developed by the Company and Philip Morris and may make a cigarette less likely to ignite certain fabrics. Capital spending to implement the banded cigarette paper project is currently expected to total approximately $40 million in 2001, in addition to amounts already incurred by the Company as of December 31, 2000. The Company does not expect this project to impair its ability to pursue other appropriate business opportunities. The banded cigarette paper operations are expected to have a negative impact on 2001 financial results because of additional expenses associated with implementation.

     Excluding capital spending associated with the banded cigarette paper project, the Company expects to control its capital spending to approximately $20 to $25 million for 2001, focused primarily on product quality improvements and cost reduction opportunities.

     During 2000, the Company's Board of Directors authorized the repurchase of shares of the Company's common stock during the period January 1, 2001 through December 31, 2002 in an amount not to exceed $20 million. Common stock repurchases in 2001 will be dependent upon various factors, including cash availability, the stock price and strategic opportunities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Many factors outside the control of the Company could impact the Company's results. The following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 2001 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

  International Business Risks

     The Company and its subsidiaries are subject to international business risks, including unsettled political and economic conditions, expropriation, import and export controls and restrictions, exchange controls, inflationary economies, currency risks, changes in business and income tax regulations and risks related to the restrictions of repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries.

  Euro Currency Conversion

     On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legal currencies") and one common currency - the euro. The euro now trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legal currencies will be withdrawn from circulation by no later than February 15, 2002. The Company established a committee to identify and implement changes necessary to address the systems and business issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions, competitive implications of increased price transparency within European Union countries, changes in currency exchange costs and rate exposures, continuity of contracts that require payment in a legal currency and tax implications of the conversion.

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

  Tax and Repatriation Matters

     The Company and its subsidiaries are subject to various business and income tax laws in each of the countries in which it does business through wholly-owned subsidiaries and through affiliates. The Company makes a comprehensive review of the business and income tax requirements of each of its operations, files appropriate returns and makes appropriate tax planning analyses directed toward the minimization of its tax obligations in these countries. Appropriate business and income tax provisions are determined on an individual subsidiary level and at the corporate level on both an interim and annual basis. These processes are followed using a combination of internal staff at both the subsidiary and corporate levels as well as independent outside advisors in review of the various tax laws and in compliance reporting for the various operations.

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

  Hedging Activities and Foreign Currency Exchange Risks

     Management selectively hedges the Company's foreign currency risks, as well as its exposure to interest rate increases on its variable rate long-term debt, when it is practical and economical to do so. The instruments used to hedge foreign currency risks are forward contracts and, to a lesser extent, option contracts. The Company utilizes various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. These instruments are purchased from well-known money center banks, insurance companies or government agencies ("counterparties"). Usually, the contracts extend for no more than 12 months, although their contractual term has been as long as 24 months. Management believes that credit risks with respect to the counterparties and the foreign currency risks that would not be hedged, were the counterparties to fail to fulfill their obligations under the contracts, are minimal in view of the financial strength of the counterparties.

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

  Effect of Changing Pulp Costs

     Per ton pulp costs tend to be cyclical in nature and are a large component of product costs. The Company consumed approximately 116,000, 107,000 and 112,000 metric tons of wood pulp in 2000, 1999 and 1998, respectively. During the period from January 1998 through December 2000, the U.S. list price of northern bleached softwood kraft pulp, a representative pulp grade used by the Company, ranged from a low of $500 per metric ton to a high of $710 per metric ton in the third and fourth quarters of 2000. Generally, over time, the Company has been able to increase its selling prices in response to increased per ton pulp costs, although this was not the case in 2000 as a result of other marketplace factors, and has generally reduced its selling prices when pulp costs have significantly declined. The Company may or may not be able to fully recover future pulp cost increases, or fully retain future pulp cost decreases, in its sales pricing structure.

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

  Environmental Matters

     The Company is subject to federal, state, local and foreign environmental protection laws and regulations with respect to the environmental impact of air, water and other emissions from its mills as well as its disposal of solid waste generated by its operations. The Company believes it is operating in compliance with, or is taking action aimed at ensuring compliance with, such laws and regulations. While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with these laws and regulations, these costs are not expected to materially affect the Company's business or results of operations. The Company, or its predecessor, is currently named as a potentially responsible party at two waste disposal sites, neither of which, individually, or in the aggregate, in management's opinion, is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity. However, there can be no assurance that such an effect will not occur at some future time. Additional information concerning environmental matters is disclosed in
Note 12 of the Notes to Consolidated Financial Statements and in Part I, Item 3 "LEGAL PROCEEDINGS" herein.

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

  Tobacco Products and Governmental Actions

     In recent years, governmental entities around the world, particularly in the United States, have taken or have proposed actions that may have the effect of reducing consumption of tobacco products. Reports and speculation with respect to the alleged harmful physical effects of cigarette smoking and use of tobacco products have been publicized for many years and, together with actions to restrict or prohibit advertising and promotion of cigarettes or other tobacco products and to increase taxes on such products, are intended to discourage the consumption of cigarettes and other such products. In the fourth quarter of 1998, the major U.S. cigarette manufacturers reached agreement with all 50 U.S. states and several commonwealths and territories to settle health care cost recovery and other claims. In anticipation of these settlements and as a direct result of these settlements, most of the U.S. cigarette manufacturers have increased prices of cigarettes significantly. Domestic cigarette consumption has declined, in part due to these price increases which, in turn, decreases demand for the Company's products. During 1999, the U.S. Department of Justice filed a multi-billion dollar civil suit against the tobacco industry. In addition, litigation is pending against the major manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms and for alleged violations of antitrust laws. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation may have on the tobacco industry, its financial liquidity or relationships with its suppliers.

     Also in recent years, certain governmental entities, particularly in the United States, have considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked. The state of New York has enacted such a set of requirements scheduled to take effect beginning in 2003. Cigarette manufacturers are in varying stages of development of cigarettes with such characteristics. Philip Morris and the Company previously announced the joint development of a banded cigarette paper that may make a cigarette less likely to ignite certain fabrics and have entered into a licensing and royalty agreement covering future commercialization of this new paper, the commercial viability of which has not yet been determined. The Company also continues to work on other possible innovations with other customers and on its own as the cigarette industry faces these evolving requirements.

     It is not possible to predict what additional legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect the consumer tobacco products industry in general.

     During 2000, 88 percent of the Company's net sales were from products used by the tobacco industry in the making and packaging of cigarettes or other tobacco products. Management is unable to predict the effects that the above-described legal and governmental actions might have on the Company's results of operations and financial condition.

FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this report, particularly in the foregoing discussion regarding the "Outlook" of the Company and "Factors That May Affect Future Results", constitute forward-looking statements, generally identified by, but not limited to, phrases such as "the Company expects" or "the Company anticipates", as well as by use of words of similar effect, such as "appears", "could", "should", "may" and "typically". This report contains many such forward-looking statements, including statements regarding management's expectations of future selling prices for the Company's products, the Company's anticipated market shares, future market prices for wood pulp used by the Company, expected sales volumes trends, new product introductions, anticipated cost savings, anticipated financial and operational results, anticipated capital spending, anticipated tax and other governmental actions, contingencies, anticipated common stock share repurchases and other expected transactions of the Company. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the results of the Company will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates. The above-mentioned important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 2001 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements:

     Consolidated Statements of Income for the years ended
       December 31, 2000, 1999 and 1998.....................   26

     Consolidated Balance Sheets as of December 31, 2000 and
      1999..................................................   27

     Consolidated Statements of Changes in Stockholders'
      Equity for the years ended December 31, 2000, 1999 and
      1998..................................................   28

     Consolidated Statements of Cash Flow for the years
      ended December 31, 2000, 1999 and 1998................   29

     Notes to Consolidated Financial Statements.............   30

Report of Independent Auditors..............................   54

Management's Responsibility for Financial Reporting.........   55

     Schedules have been omitted because they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------
                                                         2000               1999               1998
                                                       ---------          ---------          ---------
                                                       (U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Net Sales....................................           $496.8             $504.4             $546.7

  Cost of products sold......................            404.9              394.0              440.6
                                                        ------             ------             ------

Gross Profit.................................             91.9              110.4              106.1

  Selling expense............................             18.5               19.5               21.0

  Research expense...........................              6.3                6.7                6.5

  General expense............................             17.4               19.6               19.5
                                                        ------             ------             ------

Operating Profit.............................             49.7               64.6               59.1

  Interest expense...........................             (6.1)              (5.8)              (6.4)

  Other income, net..........................              3.2                1.9                1.2
                                                        ------             ------             ------

Income Before Income Taxes and Minority
  Interest...................................             46.8               60.7               53.9

  Provision for income taxes.................             14.7               23.7               17.3
                                                        ------             ------             ------

Income Before Minority Interest..............             32.1               37.0               36.6

  Minority interest in earnings of
     subsidiaries............................              4.3                5.6                5.6
                                                        ------             ------             ------

Net Income...................................           $ 27.8             $ 31.4             $ 31.0
                                                        ======             ======             ======

Net Income Per Common Share:

  Basic......................................           $ 1.82             $ 1.99             $ 1.94
                                                        ======             ======             ======

  Diluted....................................           $ 1.82             $ 1.99             $ 1.92
                                                        ======             ======             ======

                 See Notes to Consolidated Financial Statements

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                               2000         1999
                                                              -------      -------
                                                              (U.S. $ IN MILLIONS)
                                      ASSETS
Current Assets
  Cash and cash equivalents.................................  $ 23.6       $ 15.1
  Accounts receivable.......................................    77.7         72.1
  Inventories...............................................    64.5         62.9
  Current income tax refunds receivable.....................     2.9          2.2
  Deferred income tax benefits..............................     4.8          4.1
  Prepaid expenses..........................................     1.7          2.8
                                                              ------       ------
         Total Current Assets...............................   175.2        159.2
                                                              ------       ------
Property
  Land and improvements.....................................     7.0          7.0
  Buildings and improvements................................    61.5         63.4
  Machinery and equipment...................................   368.7        370.9
  Construction in progress..................................    24.8         10.6
                                                              ------       ------
    Gross Property..........................................   462.0        451.9
  Less accumulated depreciation.............................   212.5        199.8
                                                              ------       ------
         Net Property.......................................   249.5        252.1
                                                              ------       ------
Noncurrent Deferred Income Tax Benefits.....................     1.0          6.9
                                                              ------       ------
Deferred Charges and Other Assets...........................    16.0         18.4
                                                              ------       ------
               Total Assets.................................  $441.7       $436.6
                                                              ======       ======

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt.........................  $  3.6       $  3.2
  Other short-term debt.....................................     2.0          8.8
  Accounts payable..........................................    52.7         46.3
  Accrued expenses..........................................    52.1         49.1
                                                              ------       ------
         Total Current Liabilities..........................   110.4        107.4
                                                              ------       ------
Long-Term Debt..............................................    97.7        100.9
                                                              ------       ------
Noncurrent Deferred Income Tax Liabilities..................    14.9         13.1
                                                              ------       ------
Noncurrent Deferred Revenue.................................    10.0          2.0
                                                              ------       ------
Other Noncurrent Liabilities................................    22.4         21.9
                                                              ------       ------
Minority Interest...........................................     6.4          7.1
                                                              ------       ------
Contingencies (See Notes 6, 10, 11 and 12)
Stockholders' Equity
  Preferred Stock - $.10 par value - 10,000,000 shares
    authorized, none issued.................................      --           --
  Common Stock - $.10 par value - 100,000,000 shares
    authorized, 16,078,733 shares issued at both
    December 31, 2000 and 1999, respectively................     1.6          1.6
  Additional paid-in capital................................    60.5         60.7
  Common stock in treasury, at cost - 1,288,471 and 441,845
    shares at December 31, 2000 and 1999, respectively......   (20.5)        (8.0)
  Retained earnings.........................................   175.3        156.7
  Unearned compensation.....................................    (0.3)          --
  Accumulated other comprehensive income (loss) -
    Unrealized foreign currency translation adjustments.....   (36.7)       (26.8)
                                                              ------       ------
         Total Stockholders' Equity.........................   179.9        184.2
                                                              ------       ------
               Total Liabilities and Stockholders' Equity...  $441.7       $436.6
                                                              ======       ======

                 See Notes to Consolidated Financial Statements

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                            --------------------------------------------------------------------------------------------------------
                                                                                                               ACCUMULATED
                            COMMON STOCK ISSUED     TREASURY STOCK     ADDITIONAL                                 OTHER
                            -------------------   ------------------    PAID-IN     RETAINED     UNEARNED     COMPREHENSIVE
                              SHARES     AMOUNT    SHARES     AMOUNT    CAPITAL     EARNINGS   COMPENSATION   INCOME (LOSS)  TOTAL
                            ----------   ------   ---------   ------   ----------   --------   ------------   -------------  ------
                                                                      (U.S. $ IN MILLIONS)

BALANCE, DECEMBER 31,
  1997....................  16,065,443    $1.6                           $60.3       $113.5                      $  4.1      $179.5

  Net income..............                                                             31.0                                    31.0
  Adjustments to
    unrealized foreign
    currency
    translation...........                                                                                         (0.4)       (0.4)
                                                                                                                             ------
  Comprehensive income....                                                                                                     30.6
                                                                                                                             ------
  Dividends declared
    ($0.60 per share).....                                                             (9.6)                                   (9.6)
  Purchases of treasury
    stock.................                          155,700   $(3.8)                                                           (3.8)
  Stock issued to
    directors as
    compensation..........       1,350               (1,032)                                                                     --
  Stock issued for options
    exercised.............      11,940                                     0.3                                                  0.3
  Adjustments due to
    rounding..............                                                 0.1         (0.1)                                     --
                            ----------    ----    ---------   ------     -----       ------                      ------      ------
BALANCE, DECEMBER 31,
  1998....................  16,078,733     1.6      154,668    (3.8)      60.7        134.8                         3.7       197.0

  Net income..............                                                             31.4                                    31.4
  Adjustments to
    unrealized foreign
    currency
    translation...........                                                                                        (30.5)      (30.5)
                                                                                                                             ------
  Comprehensive income....                                                                                                      0.9
                                                                                                                             ------
  Dividends declared
    ($0.60 per share).....                                                             (9.5)                                   (9.5)
  Purchases of treasury
    stock.................                          294,350    (4.3)                                                           (4.3)
  Stock issued to
    directors as
    compensation..........                           (7,173)    0.1                                                             0.1
                            ----------    ----    ---------   ------     -----       ------                      ------      ------
BALANCE, DECEMBER 31,
  1999....................  16,078,733     1.6      441,845    (8.0)      60.7        156.7                       (26.8)      184.2

  Net income..............                                                             27.8                                    27.8
  Adjustments to
    unrealized foreign
    currency
    translation...........                                                                                         (9.9)       (9.9)
                                                                                                                             ------
  Comprehensive income....                                                                                                     17.9
                                                                                                                             ------
  Dividends declared
    ($0.60 per share).....                                                             (9.2)                                   (9.2)
  Purchases of treasury
    stock.................                          882,700   (13.2)                                                          (13.2)
  Restricted stock
    issuances.............                          (30,000)    0.6       (0.2)                   $(0.4)                         --
  Amortization of unearned
    compensation..........                                                                          0.1                         0.1
  Stock issued to
    directors as
    compensation..........                           (5,474)    0.1                                                             0.1
  Issuance of shares for
    options exercised.....                             (600)                                                                     --
                            ----------    ----    ---------   ------     -----       ------       -----          ------      ------
BALANCE, DECEMBER 31,
  2000....................  16,078,733    $1.6    1,288,471   $(20.5)    $60.5       $175.3       $(0.3)         $(36.7)     $179.9
                            ==========    ====    =========   ======     =====       ======       =====          ======      ======

                 See Notes to Consolidated Financial Statements

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                 FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                               2000     1999     1998
                                                              ------   ------   -------
                                                                (U.S. $ IN MILLIONS)
Operations
  Net income................................................  $ 27.8   $ 31.4   $  31.0
  Non-cash items included in income:
     Depreciation and amortization..........................    22.1     22.2      24.8
     Deferred income tax provision..........................     6.1     10.4       5.0
     Minority interest in earnings of subsidiaries..........     4.3      5.6       5.6
     Other..................................................     0.8      0.1       0.6
  Advance payments from customers...........................     8.0       --       2.0
  Changes in operating working capital, excluding effects of acquisitions:
     Accounts receivable....................................    (5.6)    (2.6)     (1.2)
     Inventories............................................    (1.6)     6.5      (1.4)
     Accounts payable.......................................     6.4    (11.8)      2.4
     Accrued expenses.......................................     3.0     (1.6)      0.3
     Prepaid expenses.......................................     1.1     (0.1)      1.2
     Accrued income taxes...................................    (0.7)     0.6      (3.2)
                                                              ------   ------   -------
       Net changes in operating working capital.............     2.6     (9.0)     (1.9)
                                                              ------   ------   -------
          Cash Provided by Operations.......................    71.7     60.7      67.1
                                                              ------   ------   -------
Investing
  Capital spending..........................................   (29.4)   (26.3)    (36.7)
  Capitalized software costs................................    (1.4)    (3.1)     (4.0)
  Acquisitions, net of cash acquired........................      --       --     (65.4)
  Other.....................................................     0.3     (2.5)     (1.3)
                                                              ------   ------   -------
          Cash Used for Investing...........................   (30.5)   (31.9)   (107.4)
                                                              ------   ------   -------
Financing
  Cash dividends paid to SWM stockholders...................    (9.2)    (9.5)     (9.6)
  Cash dividends paid to minority owners....................    (4.6)    (5.2)     (5.3)
  Changes in short-term debt................................    (6.8)    (2.5)      8.4
  Proceeds from issuances of long-term debt.................     5.1      6.5      24.8
  Payments on long-term debt................................    (4.0)    (5.4)     (5.0)
  Purchases of treasury stock...............................   (13.2)    (4.3)     (3.8)
  Issuances of capital stock................................      --       --       0.3
                                                              ------   ------   -------
          Cash Provided by (Used for) Financing.............   (32.7)   (20.4)      9.8
                                                              ------   ------   -------
Increase (Decrease) in Cash and Cash Equivalents............     8.5      8.4     (30.5)
Cash and Cash Equivalents at beginning of year..............    15.1      6.7      37.2
                                                              ------   ------   -------
Cash and Cash Equivalents at end of year....................  $ 23.6   $ 15.1   $   6.7
                                                              ======   ======   =======

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

     In order to effectuate the spin-off of the Businesses, on August 21, 1995 and July 31, 1995, respectively, Schweitzer-Mauduit International, Inc. ("SWM") and Schweitzer-Mauduit Canada, Inc. ("SM-Canada") were incorporated and nominally capitalized. Prior to the Distribution, Kimberly-Clark transferred to SWM (the "Transfer") (i) the assets and liabilities of its U.S.-based specialty products business; (ii) all of the issued and outstanding shares of SM-Canada and of Schweitzer-Mauduit France, S.A.R.L., a French corporation ("SMF"); and
(iii) 72 percent of the issued and outstanding shares of LTR Industries, S.A., a French corporation ("LTRI"). After the Transfer, the Company consisted of the operating assets and liabilities of Kimberly-Clark's U.S. specialty products business and investments in SM-Canada (100 percent owned), SMF (100 percent owned) and LTRI (72 percent owned). SMF, directly or indirectly, then owned 100 percent of two principal French operating subsidiaries, Papeteries de Mauduit S.A. ("PdM") and Papeteries de Malaucene S.A. ("PdMal"), and a French holding company, Schweitzer-Mauduit Enterprises S.A. ("SM-Enterprises"). The Transfer was accounted for at historical cost in a manner similar to that in pooling of interests accounting as the entities were all under common control. As used herein, the Company means SWM, SWM and its several subsidiaries or, as determined by the context, one or more or its several subsidiaries.

     During 1997, the Company established and nominally capitalized Schweitzer-Mauduit Spain, S.L. ("SM-Spain"), a 100 percent owned holding company organized under the Spanish holding company regime. During 1998, the Company transferred its 72 percent interest in LTRI to SM-Spain. During 2000, the Company transferred its 100 percent interest in SMF to SM-Spain. SM-Spain is the primary foreign investment holding company for SWM.

NOTE 2.  ACQUISITIONS

     On February 2, 1998, SM-Spain paid approximately $62.0 in cash for 99.97 percent ownership interest in Companhia Industrial de Papel Pirahy ("Pirahy"), a specialty paper manufacturer located near Rio de Janeiro, Brazil. In connection with this acquisition, the Company modified its existing credit agreement to provide a $20.0 term loan to SM-Spain. SM-Spain borrowed the remaining funds for the transaction from SMF, which in turn utilized its existing cash balances and borrowings from its revolving credit facilities. Subsequently, Pirahy was renamed Schweitzer-Mauduit do Brasil, S.A. ("SWM-B"). As a result of cumulative purchases of outstanding minority shares, SM-Spain now owns 99.99 percent of the outstanding shares of SWM-B.

     On February 11, 1998, SM-Enterprises paid 37.2 million French francs (then approximately $6.1) in cash and assumed approximately $5.8 in existing net debt for all of the outstanding shares of Ingefico, S.A. and 97.1 percent of the outstanding shares of its pulp and specialty paper manufacturing subsidiaries, Groupe SAPAM S.A. ("Groupe SAPAM") and Papeteries de la Moulasse S.A., located in Saint-Girons, France. Subsequently, SM-Enterprises acquired all the remaining shares of Groupe SAPAM for $0.2 in cash. SM-Enterprises and Ingefico, S.A. were then merged into Groupe SAPAM. Papeteries de la Moulasse S.A. was renamed Papeteries de Saint-Girons S.A. ("PdStG") and Groupe SAPAM was then merged into PdStG.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     The above acquisitions were accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the respective dates of the acquisitions. In conjunction with the acquisitions, liabilities were assumed as follows:

Fair value of assets acquired...............................  $ 95.7
Less:  Cash paid for the stock..............................   (68.3)
       Direct costs incurred................................    (2.0)
                                                              ------
  Liabilities assumed.......................................  $ 25.4
                                                              ======

     The operating results of these acquired companies are included in the Consolidated Statements of Income beginning February 1, 1998. Unaudited consolidated pro forma net sales and net income for 1998, assuming the acquisitions had occurred as of the beginning of 1998, would have been $555.9 and $31.1, respectively. Unaudited consolidated pro forma basic and diluted earnings per share for 1998 would have been $1.94 and $1.92, the same as the Company's audited consolidated basic and diluted earnings per share.

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect amounts of assets and liabilities reported, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reported for the periods. Actual results could differ from these estimates. These financial statements are presented on a consolidated basis and include the accounts of SWM and all its majority-owned subsidiaries. All material intercompany and interdivisional transactions are eliminated.

  Revenue Recognition

     Sales are generally recognized upon shipment of the product to the customer. Deferred revenue represents advance payments from customers which are earned based upon a mutually agreed-upon amount per unit of future product sales.

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

  Earnings Per Share

     Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average number of common shares used in the calculation of basic net income per common share for 2000, 1999 and 1998 were 15,224,100, 15,805,700 and 16,018,700, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average number of common and potential common shares used in the calculation of diluted net income per common share for 2000, 1999 and 1998 were 15,272,400, 15,807,200 and 16,161,300, respectively. Potential common shares are those related to

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

stock options and restricted stock outstanding and directors' deferred stock compensation during the respective years.

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

  Capitalized Software Costs

     The Company accounts for costs incurred in connection with software developed for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" issued in March 1998 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The Company capitalizes certain purchases of software and software design and installation costs in connection with major projects for software development for internal use. These costs are included in Deferred Charges and Other Assets on the consolidated balance sheet and are amortized on the straight-line method for accounting purposes over the estimated useful life not to exceed seven years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred.

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

     In France, SMF and its subsidiaries form a consolidated income tax group, while LTRI separately files its own income tax returns. PdStG joined the consolidated income tax group of SMF effective January 1, 1999.

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

  New Accounting Standard

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet. In July 1999, the FASB issued SFAS No. 137, which delays the effective date for the new requirements of SFAS No. 133 by one year. As a result, SFAS No. 133 will be effective for the Company's first quarter of 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends and clarifies certain requirements of SFAS No. 133. The Company's adoption of these new accounting rules is not expected to have a material effect on the Company's financial condition or results of operations.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 4.  SUPPLEMENTAL DISCLOSURES

  Supplemental Balance Sheet Data

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                               2000        1999
                                                              -------     -------
Summary of Accounts Receivable:
  Trade.....................................................   $64.2       $56.8
  Other.....................................................    15.3        17.2
  Less allowances for doubtful accounts and sales
     discounts..............................................    (1.8)       (1.9)
                                                               -----       -----
          Total.............................................   $77.7       $72.1
                                                               =====       =====
Summary of Inventories by Major Class:
  At the lower of cost on the FIFO and weighted average
     methods or market:
     Raw materials..........................................   $28.7       $29.0
     Work in process........................................     6.1         5.6
     Finished goods.........................................    23.7        21.1
     Supplies and other.....................................    12.2        12.0
                                                               -----       -----
                                                                70.7        67.7
     Excess of FIFO cost over LIFO cost.....................    (6.2)       (4.8)
                                                               -----       -----
          Total.............................................   $64.5       $62.9
                                                               =====       =====

     Total inventories included $23.7 and $25.5 of inventories subject to the LIFO method of valuation at December 31, 2000 and 1999, respectively. If LIFO inventories had been valued at FIFO cost, net income would have been increased by $0.9 in 2000 and would have been decreased by $0.5 and $0.4 in 1999 and 1998, respectively.

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                               2000        1999
                                                              -------     -------
Summary of Accrued Expenses:
  Accrued salaries, wages and employee benefits.............   $24.4       $29.2
  Other accrued expenses....................................    27.7        19.9
                                                               -----       -----
          Total.............................................   $52.1       $49.1
                                                               =====       =====

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

Analysis of Allowances for Doubtful Accounts and Sales Discounts:

                                       BALANCE AT                           WRITE-OFFS                 BALANCE
                                       BEGINNING    BALANCES   CHARGED TO     AND        CURRENCY      AT END OF
                                       OF PERIOD    ACQUIRED   EXPENSE      DISCOUNTS    TRANSLATION   PERIOD
                                          ----        ----        ----        -----         -----        -----
AS OF DECEMBER 31, 2000
Allowance for doubtful accounts......     $1.9                    $0.3        $(0.3)        $(0.1)       $ 1.8
Allowance for sales discounts........       --                     0.1         (0.1)           --           --
                                          ----                    ----        -----         -----        -----
          Total......................     $1.9                    $0.4        $(0.4)        $(0.1)       $ 1.8
                                          ====                    ====        =====         =====        =====
AS OF DECEMBER 31, 1999
Allowance for doubtful accounts......     $1.9                    $0.6        $(0.1)        $(0.5)       $ 1.9
Allowance for sales discounts........       --                     0.1         (0.1)           --           --
                                          ----                    ----        -----         -----        -----
          Total......................     $1.9                    $0.7        $(0.2)        $(0.5)       $ 1.9
                                          ====                    ====        =====         =====        =====
AS OF DECEMBER 31, 1998
Allowance for doubtful accounts......     $0.4        $1.5        $0.3        $(0.1)        $(0.2)       $ 1.9
Allowance for sales discounts........       --          --         0.2         (0.2)           --           --
                                          ----        ----        ----        -----         -----        -----
          Total......................     $0.4        $1.5        $0.5        $(0.3)        $(0.2)       $ 1.9
                                          ====        ====        ====        =====         =====        =====

  Supplemental Cash Flow Information

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                 2000        1999         1998
                                                                ------      -------      -------
Interest paid...............................................     $6.7        $ 6.4        $ 6.2
Interest capitalized........................................      0.2          0.2          0.1
Income taxes paid(1)........................................      8.8         12.3         15.6
Decrease in cash and cash equivalents due to exchange rate
  changes...................................................      0.1          0.9          1.0

---------------

(1) The SMF consolidated tax group paid only nominal amounts of minimum required income taxes in all periods presented due to net operating loss carryforwards retained in the Distribution.

NOTE 5.  DEBT

     In 1995, the Company, SMF and PdM Industries S.N.C. ("PdM Industries"), a subsidiary owned 99 percent by PdM and one percent by SMF, entered into an unsecured credit agreement (the "Credit Agreement") with a group of banks to provide term and revolving loans totaling 375 million French francs (or approximately $54 at December 31, 2000 and $57 at December 31, 1999) to SMF and PdM Industries (the "French Credit Facility") and term and revolving loans totaling $40.0 to the Company (the "U.S. Credit Facility" and, together with the French Credit Facility, the "Credit Facilities"). The French Credit Facility consists of a term loan to SMF in the amount of 250 million French francs (or approximately $36 at December 31, 2000 and $38 at December 31, 1999) (the "French Term Loan Facility") and a renewable 364-day revolving credit facility available to both SMF and PdM Industries in an amount of up to 125 million French francs (or approximately $18 at December 31, 2000 and $19 at December 31,
1999) (the "French Revolving Credit Facility"). Borrowings under the French Credit Facility are guaranteed by the Company. The U.S. Credit Facility consists of a term loan to the Company in the amount of $25.0 (the "U.S. Term Loan Facility", and, together with the French Term Loan Facility, the "Term Loan Facilities") and a renewable 364-day revolving credit facility available to the Company in an amount of up to $15.0 (the "U.S. Revolving Credit Facility" and, together with the French Revolving Credit Facility, the "Revolving Credit

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

Facilities"). In connection with the Distribution, the Company made cash distributions to Kimberly-Clark principally financed by borrowings of the full amounts by SWM and SMF under the Term Loan Facilities.

     In February 1998, the Company completed the Brazilian and French acquisitions (see Note 2). In anticipation of these acquisitions, the Company modified its then existing Credit Agreement. The terms of the "Amended and Restated Credit Agreement" entered into on January 30, 1998 were substantially the same as the prior Credit Agreement, except that it (i) provided an additional $20.0 term loan to SM-Spain (adding it to the Term Loan Facilities), which has subsequently been transferred to SWM in the United States, (ii) extended the maturities of the Term Loan Facilities by approximately two years, and (iii) renewed the Revolving Credit Facilities. The Revolving Credit Facilities have subsequently been renewed annually, most recently in January 2001, now with an expiration date of January 25, 2002. Loans under each of the Term Loan Facilities are payable in three equal semi-annual installments beginning in January 2002, however the Company currently intends to refinance such loans prior to the semiannual installment payment dates.

     The interest rate under the U.S. Term Loan Facility is based, at the election of the Company, on either (a) the sum of (i) either 0.375 percent per annum or 0.300 percent per annum (the "Applicable Margin"), determined by reference to the Company's Leverage Ratio (as defined in the Amended and Restated Credit Agreement) plus (ii) the London interbank offered rate for U.S. dollar deposits ("LIBOR"), or (b) an alternate base rate. After the most recent amendment to the Credit Facilities in January 2001, the interest rate under the French Term Loan Facility is based on the sum of the Applicable Margin plus the euro zone interbank offered rate for euro deposits ("EURIBOR"). Beginning January 26, 2001, the interest rates under the U.S. and French Revolving Credit Facilities are determined using the same formula for the respective Term Loan Facility except that the Applicable Margin is 0.900 percent per annum.

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

     The Company selectively enters into interest rate hedge agreements with respect to its variable rate long-term borrowings under the Credit Facilities to manage its exposure to interest rate increases when it is practicable and cost-effective to do so. The weighted average effective interest rates on the Term Loan Facilities for the years ended December 31, 2000, 1999 and 1998 were
5.7 percent, 4.5 percent and 5.1 percent, respectively.

     At both December 31, 2000 and 1999, long-term debt other than the Term Loan Facilities primarily consisted of obligations of the French operations related to government-mandated profit sharing. These amounts bear interest at the five-year treasury note rate in France (6.0 percent at both December 31, 2000 and 1999) and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     Following are the balances of long-term debt obligations as of December 31:

                                                               2000     1999
                                                              ------   ------
French Term Loan............................................  $ 35.9   $ 38.4
U.S. Term Loan..............................................    25.0     25.0
Spanish Term Loan...........................................    20.0     20.0
French Employee Profit Sharing..............................    16.7     16.1
Other.......................................................     3.7      4.6
                                                              ------   ------
                                                               101.3    104.1
Less current portion........................................    (3.6)    (3.2)
                                                              ------   ------
                                                              $ 97.7   $100.9
                                                              ======   ======

     Following are the scheduled maturities for these long-term debt obligations as of December 31, 2000:

2001........................................................  $  3.6
2002........................................................    57.9
2003........................................................    30.5
2004........................................................     4.1
2005........................................................     4.3
Thereafter..................................................     0.9
                                                              ------
                                                              $101.3
                                                              ======

     At December 31, 2000, the U.S. and French operations of the Company together had approximately $33 of Revolving Credit Facilities available, all of which was unused. These facilities permit borrowing at competitive interest rates and are available for general corporate purposes. The Company pays commitment fees on the unused portion of these Revolving Credit Facilities at an annual rate of .200 percent and may cancel the facilities without penalty at any time prior to their expiration at January 25, 2002.

     The Company also had other bank credit facilities available totaling approximately $27, of which $2.0 was outstanding at December 31, 2000. No commitment fees are paid on the unused portion of these facilities.

     At December 31, 2000 and 1999, the estimated fair value of the Company's long-term debt and short-term debt approximated the carrying amount. These fair values were based on quoted market prices for the same or similar debt or on current rates offered to the Company for obligations with the same maturities.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 6.  INCOME TAXES

     An analysis of the provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 follows:

                                                              2000    1999    1998
                                                              -----   -----   -----
Current income taxes:
  U.S. Federal..............................................  $(0.2)  $ 0.4   $(1.7)
  U.S. State................................................     --     0.1    (0.3)
  Foreign...................................................    8.8    12.8    14.3
                                                              -----   -----   -----
                                                                8.6    13.3    12.3
                                                              -----   -----   -----
Deferred income taxes:
  U.S. Federal..............................................   (1.3)    0.6     1.9
  U.S. State................................................   (0.2)    0.1    (0.1)
  Foreign...................................................    7.6     9.7     3.2
                                                              -----   -----   -----
                                                                6.1    10.4     5.0
                                                              -----   -----   -----
          Total.............................................  $14.7   $23.7   $17.3
                                                              =====   =====   =====

     Income before income taxes included income of $49.2 in 2000, $56.9 in 1999 and $52.6 in 1998 from operations outside the United States.

     A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows for the years ended December 31, 2000, 1999 and 1998:

                                                        2000               1999               1998
                                                  ----------------   ----------------   ----------------
                                                  AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                                                  ------   -------   ------   -------   ------   -------
Tax at U.S. statutory rate......................  $16.4    35.0%     $21.2    35.0%     $18.9    35.0%
State income taxes, net of federal tax
  benefit.......................................   (0.1)    (0.2)      0.1      0.1      (0.3)    (0.5)
Statutory rates outside the United States in
  excess of U.S. statutory rate, net............    1.1      2.4       2.7      4.4       3.9      7.2
French income tax rate change - deferred
  benefit.......................................   (0.1)    (0.2)     (0.2)    (0.3)       --       --
Net benefit of Brazilian equity - related
  payment.......................................   (0.4)    (0.9)       --       --        --       --
Adjustment of valuation allowances..............   (1.0)    (2.1)       --       --      (5.2)    (9.6)
Claim settlement not taxable....................   (0.4)    (0.9)       --       --        --       --
Benefit of currency losses in connection with
  certain repatriations.........................   (0.8)    (1.7)       --       --        --       --
Other, net......................................     --       --      (0.1)    (0.2)       --       --
                                                  -----     ----     -----     ----     -----     ----
Provision for income taxes......................  $14.7    31.4%     $23.7    39.0%     $17.3    32.1%
                                                  =====     ====     =====     ====     =====     ====

     The provision for income taxes in 2000 was impacted by a decrease in the French corporate income tax rate from 40.0 percent for 1999 to 37.7 percent for 2000 and a decline in the Brazilian corporate income tax rate from 37.0 percent for most of 1999 to 34.0 percent for most of 2000. Changes in French tax law enacted in December 2000 will reduce the French corporate income tax rate from
37.7 percent for 2000 to 36.3 percent for 2001 and 35.3 percent for 2002 and thereafter. The effect of this enacted change in the French corporate income tax rate had a nominal favorable effect on the deferred income tax provision in 2000 related to the net balances of deferred income tax assets and liabilities. Additionally, the provision for income taxes in 2000 was impacted by several items, including a favorable adjustment to reduce Spanish deferred income tax valuation allowances, favorable income tax treatment of a settlement related to a prior-period claim and an equity-related payment from Brazil and income tax benefits associated with treatment of certain repatriations during

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

the year. Excluding the effects of these four items, the effective income tax rate for 2000 would have been 37.0 percent.

     The provision for income taxes in 1999 was impacted by an increase in the effective statutory income tax rate enacted in France in December 1999 for years beginning in 2000 from the scheduled rate of 36.7 percent to 37.7 percent. The favorable effect of $0.2 on the deferred provision for income taxes was due to the increased value of deferred income tax assets, primarily attributable to the tax benefits from net operating loss carryforwards ("NOLs") of the SMF tax group estimated to be realizable in future years, net of the increased value of deferred income tax liabilities.

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

     Deferred income tax assets (liabilities) as of December 31, 2000 and 1999 were comprised of the following:

                                                               2000     1999
                                                              ------   ------
Current deferred income tax assets attributable to:
  Inventories...............................................  $ (0.9)  $ (0.8)
  Postretirement and other employee benefits................     2.8      3.4
  Other accrued liabilities.................................     2.1      1.6
  Other.....................................................     0.8     (0.1)
                                                              ------   ------
          Net current deferred income tax asset.............  $  4.8   $  4.1
                                                              ======   ======
Net noncurrent deferred income tax assets attributable to:
  Operating and capital loss carryforwards..................  $  1.9   $ 44.9
  Accumulated depreciation and amortization.................      --    (26.6)
  Valuation allowances......................................    (0.9)   (12.0)
  Other.....................................................      --      0.6
                                                              ------   ------
          Net noncurrent deferred income tax asset..........  $  1.0   $  6.9
                                                              ======   ======
Net noncurrent deferred income tax liabilities attributable
  to:
  Accumulated depreciation and amortization.................  $(47.9)  $(21.3)
  Operating loss, capital loss and tax credit
     carryforwards..........................................    37.0       --
  Postretirement and other employee benefits................     8.1      7.9
  Valuation allowances......................................   (10.9)      --
  Other.....................................................    (1.2)     0.3
                                                              ------   ------
          Net noncurrent deferred income tax liability......  $(14.9)  $(13.1)
                                                              ======   ======

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     In the above presentation, for 2000, the net noncurrent deferred income tax asset relates to the Spanish tax jurisdiction and the net noncurrent deferred income tax liability relates to the U.S., Canadian, French and Brazilian tax jurisdictions. In the above presentation, for 1999, the net noncurrent deferred income tax asset relates to the French, Brazilian and Spanish tax jurisdictions, and the net noncurrent deferred income tax liability relates to the U.S. and Canadian tax jurisdictions. Total deferred income tax assets were $44.0 and $46.7 at December 31, 2000 and 1999, respectively. Total deferred income tax liabilities were $53.1 and $48.8 at December 31, 2000 and 1999, respectively.

     Under French tax law, NOLs incurred through December 31, 1994 by SMF subsidiaries unrelated to the Businesses, which were distributed to Kimberly-Clark prior to the Distribution, were retained by SMF as of January 1, 1995. In addition to SMF's remaining NOLs, NOLs were obtained in the acquisition of Pirahy and were generated during 1998 by SWM-B, during 1998 through 2000 by SM-Spain and during 2000 in the United States. The Company elected to include PdStG, acquired in February 1998, in the SMF consolidated tax group beginning January 1, 1999.

     The following summarizes the changes in the Company's NOLs and the related noncurrent deferred income tax asset and valuation allowance for the years ended December 31, 2000, 1999 and 1998:

                                                                 TOTAL   VALUATION    NET
                                                         NOLS    ASSET   ALLOWANCE   ASSET
                                                        ------   -----   ---------   -----
Amount at December 31, 1997...........................  $160.2   $60.6    $(16.4)    $44.2
  Obtained in acquisition.............................    10.3     3.2        --       3.2
  French valuation allowance adjustment...............      --      --       5.2       5.2
  1998 utilization, net of generated..................   (13.9)   (6.3)     (0.8)     (7.1)
  Currency translation effect.........................     9.2     3.4      (0.8)      2.6
                                                        ------   -----    ------     -----
Amount at December 31, 1998...........................   165.8    60.9     (12.8)     48.1
  French income tax rate increase.....................      --     1.1      (0.3)      0.8
  1999 utilization, net of generated..................   (21.5)   (8.3)     (0.6)     (8.9)
  Currency translation effect.........................   (24.2)   (8.8)      1.7      (7.1)
                                                        ------   -----    ------     -----
Amount at December 31, 1999...........................   120.1    44.9     (12.0)     32.9
  French income tax rate decreases....................      --    (2.0)      0.6      (1.4)
  Spanish valuation allowance adjustment..............      --      --       1.0       1.0
  2000 utilization, net of generated..................    (5.8)   (2.2)     (0.5)     (2.7)
  Currency translation effect.........................    (8.2)   (3.0)      0.7      (2.3)
                                                        ------   -----    ------     -----
Amount at December 31, 2000...........................  $106.1   $37.7    $(10.2)    $27.5
                                                        ======   =====    ======     =====

     Under current tax laws governing the tax jurisdictions in which the Company has NOLs, remaining NOLs in France and Brazil carry forward indefinitely, NOLs in Spain expire the later of ten years subsequent to the year generated or ten years subsequent to the first year of taxable income in Spain (which was 2000), and NOLs in the United States carry forward 20 years. Of the $106.1 of NOLs still available at December 31, 2000, $4.8 will expire in 2010 if not utilized against taxable income in Spain and $5.1 will expire in 2020 if not utilized against taxable income in the United States. The remaining $96.2 of NOLs have no expiration date. Valuation allowances totaled $10.2 as of December 31, 2000, reducing the related net deferred tax asset to an amount which is estimated to be realizable through utilization of the NOLs. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. However, that amount could change if, among other considerations, estimates of future taxable income or income tax regulations or interpretations change during the carryforward periods.

     In addition to the NOLs above, the Company has generated foreign tax credits in excess of the amount of foreign tax credits utilized in its U.S. federal income tax returns and federal alternative minimum tax

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

("AMT") credits. The amount of cumulative excess foreign tax credits through its U.S. federal income tax return for the year ended December 31, 1999, the most recent year filed, totaled $1.6. These credits carry forward five years from the date generated, however, because the Company does not currently foresee being able to realize the benefit of these credits prior to their expiration, the assets are fully reserved with a valuation allowance of $1.6. The Company's federal AMT credits, related to its filed 1999 and prior year tax returns, carry forward indefinitely and totaled $0.5 at December 31, 2000.

     Along with numerous other companies and banks in France, PdM is subject to a tax claim with respect to its purchase of certain bonds in 1988 which were represented by the two selling banks as carrying specific tax benefits. The French taxing authority is challenging the use by PdM of those benefits. In 1999, the French taxing authority reduced its claim against PdM to exclude an "abuse of law" penalty and to include instead a "bad faith" penalty. In November 2000, the Administrative Court of Rennes rendered a decision granting PdM relief of the "bad faith" penalty but maintaining the principal and interest portions of the claim. The total claim by the French taxing authority, excluding the "bad faith" penalty was $0.6 as of December 31, 2000, including interest. PdM's adjusted accrued liability related to this exposure as of December 31, 2000 was $0.6. PdM will appeal this most recent decision with respect to its maintaining the principal and interest portions of the claim. The Company will continue to vigorously defend the claim based on the merits and has filed claims against each selling bank on the basis of their misrepresentation of certain facts. The Company's claim against one of the banks was rejected by a trial court in 1996 and the Company appealed this decision. In 1997, the case against the other bank was stayed until the claim filed by the French taxing authority against PdM has been resolved. Since the claim against PdM by the French taxing authority relates to a period prior to PdM joining the consolidated tax group, any unfavorable outcome could not be offset with the NOLs of the SMF consolidated tax group. Based on information currently available, there exists a reasonable possibility of an unfavorable outcome for this claim, however PdM's negative exposure is now fully reserved.

NOTE 7.  POSTRETIREMENT AND OTHER BENEFITS

  North American Pension Benefits

     In connection with the Distribution, retirees of the Company's U.S. and Canadian businesses prior to the Distribution remained participants of their respective Kimberly-Clark plans. Subsequent to the Distribution, the Company and its subsidiary in Canada established defined benefit retirement plans covering substantially all full-time employees. Retirement benefits were based on years of service and generally on the average compensation earned in the highest five of the last 15 years of service. Employees as of the date of the Distribution retained credit for prior service while employees of Kimberly-Clark.

     Effective July 1, 2000, the Company amended its defined benefit retirement plan for U.S. employees to include a cash balance benefit formula that covers all salaried employees hired on or after July 1, 2000 and all salaried employees as of July 1, 2000, except those salaried employees who were "grandfathered" and chose to retain retirement benefits under the terms of the plan prior to this amendment. Salaried employees who, as of July 1, 2000, had either attained the sum of their age plus years of vesting service equal to 65 or more, or attained the sum of their age plus years of vesting service equal to 60 or more and had at least 15 years of vesting service were grandfathered under the plan and could elect either the new cash balance benefit formula or to retain retirement benefits under the terms of the plan prior to this amendment. For employees under the cash balance formula, the Company will annually credit to the employee's account balance a retirement contribution credit, which is a percentage of the employee's earnings with the percentage varying based on the years of vesting service in the plan, and an interest credit, based on the average yield for 30-year treasury bills.

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

     The components of net pension expense for U.S. employees for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                              2000    1999    1998
                                                              -----   -----   -----
Service cost................................................  $ 1.9   $ 2.4   $ 2.3
Interest cost...............................................    5.0     4.8     4.4
Expected return on plan assets..............................   (5.9)   (5.1)   (4.3)
Amortizations and other.....................................   (0.1)    0.3     0.1
                                                              -----   -----   -----
Net periodic pension cost...................................    0.9     2.4     2.5
Special termination benefits charge.........................     --     0.4     1.1
                                                              -----   -----   -----
Total pension cost..........................................  $ 0.9   $ 2.8   $ 3.6
                                                              =====   =====   =====

     The assumed long-term rate of return on pension assets for purposes of pension expense recognition for the U.S. employee plans was 10.0 percent for each of the years 2000, 1999, and 1998. Transition adjustments for these plans are being amortized on the straight-line method over 14 to 18 years. The discount rates used to determine the projected benefit obligation and accumulated benefit obligation for the U.S. employee pension plans were 7.5 percent and 8.0 percent at December 31, 2000 and 1999, respectively. The assumed long-term rates of compensation increases used to determine the projected benefit obligations for these plans were 3.5 percent and 4.0 percent for December 31, 2000 and 1999, respectively.

     The funded status of the U.S. employee pension plans as of December 31, 2000 and 1999 were as follows:

                                                              2000     1999
                                                              -----   ------
Change in Projected Benefit Obligation:
  Projected benefit obligation at beginning of year.........  $64.0   $ 69.3
     Service cost...........................................    1.9      2.4
     Interest cost..........................................    5.0      4.8
     Actuarial (gains) losses...............................    1.1    (11.1)
     Plan amendments........................................   (1.9)      --
     Special termination benefits...........................     --      0.4
     Gross benefits paid....................................   (2.7)    (1.8)
                                                              -----   ------
  Projected benefit obligation at end of year...............   67.4     64.0
                                                              -----   ------
Change in Plan Assets:
  Fair value of plan assets at beginning of year............   65.4     57.2
     Actual return on plan assets...........................   (1.9)     7.4
     Employer contributions.................................     --      2.6
     Gross benefits paid....................................   (2.7)    (1.8)
                                                              -----   ------
  Fair value of plan assets at end of year..................   60.8     65.4
                                                              -----   ------
Funded status at end of year................................   (6.6)     1.4
Unrecognized actuarial (gains) losses.......................    1.3     (7.6)
Unrecognized prior service cost and net transition
  obligation................................................   (1.7)     0.1
                                                              -----   ------
Net accrued pension liability...............................  $(7.0)  $ (6.1)
                                                              =====   ======

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     The projected benefit obligation and accumulated benefit obligation for a U.S. supplemental executive pension plan with accumulated benefit obligations in excess of plan assets were $1.9 and $1.7, respectively, as of December 31, 2000, and $1.7 and $1.4, respectively, as of December 31, 1999. This particular plan is unfunded and therefore has no plan assets.

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

     The Company's net pension expense for the French pension plans was $1.7, $1.5 and $1.6 for the years ended December 31, 2000, 1999 and 1998, respectively. The assumed long-term rates of return on pension assets for purposes of pension expense recognition for the French plans were 4.5 percent for 2000, 6.5 percent for 1999 and 7.0 percent for 1998. Transition adjustments for these plans are being amortized on the straight-line method over 19 to 20 years. The discount rates used to determine the projected benefit obligation and accumulated benefit obligation for the French plans were 6.0 percent and 5.5 percent at December 31, 2000 and 1999, respectively. The assumed long-term rates of compensation increases used to determine the projected benefit obligation for these plans were 2.5 percent at both December 31, 2000 and 1999.

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the French pension plans were $16.3, $8.6 and $5.7, respectively, as of December 31, 2000, and $14.3, $7.2 and $3.5, respectively, as of December 31, 1999. The Company's net accrued pension liability for the French plans was $3.9 and $5.3 at December 31, 2000 and 1999, respectively.

  Brazilian Pension Benefits

     In Brazil, employees are covered under a government administered program.

  Postretirement Healthcare and Life Insurance Benefits

     In connection with the Distribution, retirees of the Company's U.S. and Canadian businesses prior to the Distribution remained participants of their respective Kimberly-Clark plans. Subsequent to the Distribution, the Company and its subsidiary in Canada established unfunded healthcare and life insurance benefit plans which will cover substantially all future retirees of the Company. Eligibility for benefits under the Company's plans is based on years of service and age at retirement. Employees as of the date of the Distribution retained credit for prior service while employees of Kimberly-Clark. The Company's plans are noncontributory for certain long service employees when they retire, but are contributory for most other future retirees.

     Effective July 1, 2000, the Company amended its postretirement healthcare and group life insurance coverages for U.S. salaried employees, except certain grandfathered employees. Grandfathered employees will continue to receive retiree healthcare coverage and life insurance coverage at rates subsidized by the Company. For all other U.S. salaried employees, future retiree healthcare coverage access will be offered at full cost to the retiree.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     The components of U.S. employee postretirement healthcare and life insurance benefit costs were as follows for the years ended December 31, 2000, 1999 and 1998:

                                                              2000    1999    1998
                                                              -----   -----   -----
Service cost................................................  $ 0.2   $ 0.3   $ 0.3
Interest cost...............................................    0.8     0.6     0.5
Amortizations and other.....................................   (0.3)   (0.3)   (0.5)
                                                              -----   -----   -----
Net periodic postretirement benefit cost....................    0.7     0.6     0.3
Curtailment credits.........................................   (0.5)     --      --
Special termination benefits charge.........................     --      --     0.3
                                                              -----   -----   -----
Total postretirement benefit cost...........................  $ 0.2   $ 0.6   $ 0.6
                                                              =====   =====   =====

     The components of the unfunded U.S. employee postretirement healthcare and life insurance benefit obligation included in other noncurrent liabilities as of December 31, 2000 and 1999 were as follows:

                                                               2000     1999
                                                              ------   ------
Change in Benefit Obligation:
  Benefit obligation at beginning of year...................  $  8.9   $  8.1
     Service cost...........................................     0.2      0.3
     Interest cost..........................................     0.8      0.6
     Actuarial (gains) losses...............................     1.9      0.6
     Plan amendments........................................    (0.1)      --
     Curtailment credits....................................    (0.3)      --
     Gross benefits paid by the Company.....................    (0.9)    (0.7)
                                                              ------   ------
  Benefit obligation at end of year.........................    10.5      8.9
                                                              ------   ------
Funded status at end of year................................   (10.5)    (8.9)
Unrecognized actuarial (gains) losses.......................    (2.5)    (4.7)
Unrecognized prior service cost.............................    (0.9)    (1.1)
                                                              ------   ------
Net accrued postretirement benefit liability................  $(13.9)  $(14.7)
                                                              ======   ======

     For purposes of measuring the benefit obligation at December 31, 2000, a
6.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease to 5.0 percent for 2002 and remain at that level thereafter. For purposes of measuring the benefit obligation at December 31, 1999, a 5.5 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2000 and thereafter. Discount rates of 7.5 percent and 8.0 percent were used to determine the postretirement benefit obligations at December 31, 2000 and 1999, respectively.

     A one-percentage point increase or decrease in the healthcare cost trend rate would have a nominal effect on the total of the service and interest cost components of the postretirement benefit obligation at December 31, 2000. A one percentage point increase in the healthcare cost trend rate would increase the total postretirement benefit obligation by $0.1 at December 31, 2000. Likewise, a one percentage point decrease in the healthcare cost trend rate would decrease the total postretirement benefit obligation by $0.1 at December 31, 2000.

  Other Benefits

     Substantially all U.S. employees have been given the opportunity to participate in a voluntary retirement savings plan. Under the plan, the Company matches a portion of employee contributions. The Company's cost

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

under the plan reflected in the accompanying consolidated income statements was $0.9 for both 2000 and 1999, and $1.0 for 1998. At December 31, 2000, 1999 and
1998, 500,000 shares of the Company's Common Stock were reserved for issuance under the plan, none of which had been issued as of December 31, 2000. The shares may, at the Company's option, be used to satisfy the Company's liability for its matching contributions.

     Beginning in 2000, the Company also provides U.S. executives, certain other key personnel and its directors the opportunity to participate in deferred compensation plans. Those participating employees can elect to defer a portion of their salaries and certain other compensation. Those participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as deferred stock unit credits. The Company's liability under these plans totaled approximately $0.5 at December 31, 2000, which is included on the consolidated balance sheet in Other Noncurrent Liabilities. In connection with these plans, as well as the Company's supplemental executive retirement and executive severance plans, the Company also established a grantor trust during 2000 into which the Company contributed funds toward its future obligations under the various plans. Grantor trust investments are primarily in company-owned life insurance policies. Grantor trust assets totaled $0.5 at December 31, 2000, which are included in Other Assets on the consolidated balance sheet.

NOTE 8.  STOCKHOLDERS' EQUITY

     The Company's Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock, par value $.10 per share, and 10,000,000 shares of Preferred Stock, par value $.10 per share. Each share of presently outstanding Common Stock and each share of Common Stock issued after the date of this report will have attached to it, one right to purchase from the Company one one-hundredth (1/100) of a share of a series of Preferred Stock designated as the Series A Junior Participating Preferred Stock (the "Series A Preferred Stock") (a "Right"). Each Right entitles a shareholder to purchase from the Company one one-hundredth (1/100) of a share of the Series A Preferred Stock at a price of $65 per one one-hundredth (1/100) of a share, subject to certain anti-dilution adjustments. The Rights, however, become exercisable only at such time as a person or group acquires, or commences a public tender or exchange offer for, 15 percent or more of the Company's Common Stock. The Rights have certain anti-takeover effects since they may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since they may be redeemed by the Company at $.01 per Right at any time until a person or group has obtained beneficial ownership of 15 percent or more of the voting stock. The Rights will expire at the close of business on October 1, 2010, unless redeemed earlier by the Company.

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

                                                              2000    1999    1998
                                                              -----   -----   -----
Net Income:
  As reported...............................................  $27.8   $31.4   $31.0
  Pro forma.................................................  $27.1   $29.8   $29.8
Basic net income per share:
  As reported...............................................  $1.82   $1.99   $1.94
  Pro forma.................................................  $1.78   $1.89   $1.86
Diluted net income per share:
  As reported...............................................  $1.82   $1.99   $1.92
  Pro forma.................................................  $1.78   $1.89   $1.84

     The valuation under SFAS No. 123 was based on the Black-Scholes option pricing model with the market value of the stock equal to the exercise price, an estimated volatility over the ten year option term of 30 percent for the 2000 awards, 27 percent for the 1999 awards and 24 percent for the 1998 awards, a risk-free rate of return based upon the zero coupon government bond yield and an assumed quarterly dividend of $0.15 per share. At both December 31, 2000 and 1999, 1,500,000 shares of the Company's Common Stock were reserved under the Equity Participation Plan. At December 31, 2000 and 1999, there were 261,360 and 70,410 shares, respectively, available for future awards.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     The following stock options were outstanding as of December 31, 2000, 1999 and 1998:

                                            2000                     1999                    1998
                                   ----------------------   ----------------------   --------------------
                                                WEIGHTED-                WEIGHTED-              WEIGHTED-
                                                 AVERAGE                  AVERAGE                AVERAGE
                                                EXERCISE                 EXERCISE               EXERCISE
                                    OPTIONS       PRICE      OPTIONS       PRICE     OPTIONS      PRICE
                                   ----------   ---------   ----------   ---------   --------   ---------
Outstanding at beginning of
  year...........................   1,406,010    $21.19        869,380    $24.95      764,360    $23.11
  Granted........................      50,000     13.00        562,300     15.60      136,900     36.23
  Forfeited......................    (112,950)    23.07        (17,170)    21.27      (19,940)    32.81
  Cancelled......................    (128,000)    30.13         (8,500)    35.05           --
  Exercised......................        (600)    15.69             --                (11,940)    23.93
                                   ----------               ----------               --------
Outstanding at end of year.......   1,214,460     19.74      1,406,010     21.19      869,380     24.95
                                   ==========               ==========               ========
Options exercisable at
  year-end.......................     772,400    $21.10        793,590    $22.83      655,200    $21.60
                                   ==========               ==========               ========
Weighted-average per share fair
  value of options granted during
  the year.......................  $     4.92               $     6.57               $  15.00
                                   ==========               ==========               ========

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                     OPTIONS OUTSTANDING
                                            -------------------------------------     OPTIONS EXERCISABLE
                                                           WEIGHTED-                -----------------------
                                                            AVERAGE     WEIGHTED-                 WEIGHTED-
                                                           REMAINING     AVERAGE                   AVERAGE
                 RANGE OF                     NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
             EXERCISE PRICES                OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
------------------------------------------  -----------   -----------   ---------   -----------   ---------
$12.15 to $15.91..........................     595,800      8.1 years    $15.39       198,140      $15.61
$21.06 to $28.19..........................     502,660            4.9     21.14       502,660       21.14
$32.43 to $37.38..........................     116,000            7.1     36.04        71,600       36.03
                                             ---------                                -------
$12.15 to $37.38..........................   1,214,460      6.7 years    $19.74       772,400      $21.10
                                             =========                                =======

     Effective December 2, 1999, the Company established a Restricted Stock Plan which is intended to promote the long-term financial success of the Company by attracting to the Company and retaining outstanding executive personnel and to motivate such personnel by means of restricted stock grants. The Compensation Committee of the Company's Board of Directors selects participants and establishes the terms of any grant of restricted stock. The Company's Restricted Stock Plan provides that such a grant immediately transfers ownership rights in shares of the Company's Common Stock to the recipient of the grant, including the right to vote the shares and to receive dividends thereon, at a share price established by the Compensation Committee in its discretion. The recipient's continued ownership of and right to freely transfer the restricted stock is subject to such conditions on transferability and to such risks of forfeiture as are established by the Compensation Committee at the time of grant, which may include continued employment with the Company for a defined period, achievement of specified management performance objectives or other conditions established by the Compensation Committee. The number of shares which may be issued under this Restricted Stock Plan is limited to the lesser of 200,000 shares or the number of treasury shares held by the Company as of the date of any grant. No single participant may be awarded, in the aggregate, more than 50 percent of the shares authorized to be issued under the Restricted Stock Plan. As of December 31, 2000, 30,000 restricted shares had been issued under the Restricted Stock Plan which will not vest until four years of service from the date of the grant. The number of shares available for future awards is limited, as of December 31, 2000, to 170,000.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 9.  FOREIGN CURRENCY

     Foreign currency losses have arisen from settlement of transactions in non-local currencies and the remeasurement of non-local currency denominated monetary assets and liabilities into the currency of the country in which the operation is domiciled. Such losses included in other income, net were $0.6 in 2000 and were nominal in 1999 and 1998.

     Foreign currency risks arise from transactions and commitments denominated in non-local currencies. These transactions and commitments may include the purchase of inventories or property, plant and equipment, the sale of products and the repayment of loans.

     Management selectively hedges the Company's foreign currency risks when it is practicable and cost effective to do so. The instruments are purchased from well-known money center banks, insurance companies or government agencies (counterparties). Usually the contracts extend for no more than 12 months, although their contractual term has been as long as 24 months. Credit risks with respect to the counterparties, and the foreign currency risks that would not be hedged if the counterparties fail to fulfill their obligations under the contracts, are minimal in view of the financial strength of the counterparties.

     Gains and losses on instruments that hedge firm commitments are deferred and included in the basis of the underlying hedged items. Premiums paid for options are amortized ratably over the life of the option. All other gains and losses are included in period income or expense based on the period-end market price of the instrument.

     At December 31, 2000, there were outstanding forward contracts, which were held for purposes other than trading, maturing at various dates in 2001, to purchase $9.2 of various foreign currencies. These contracts have not given rise to any significant net deferred gains or losses as of December 31, 2000.

NOTE 10.  COMMITMENTS

  Operating Leases

     Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2000 are less than $1 annually over the next five years. Rental expense under operating leases was $4.0, $4.3 and $5.1 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

     The Company enters into certain other immaterial contracts from time to time for the purchase of certain raw materials. The Company also enters into certain contracts for the purchase of equipment and related costs in connection with its ongoing capital projects which, at December 31, 2000, totaled approximately $13.9.

NOTE 11.  LEGAL PROCEEDINGS

     On December 27, 2000, SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro, Brazil concerning Imposto sobre Circulacao de Mercadorias e Servicos ("ICMS"), a form of value-added tax, consisting of unpaid ICMS taxes from January 1995 through November 2000, together with interest and penalties in the total amount of approximately $13.6, based on the foreign currency exchange rate at December 31, 2000 (the "Assessment"). The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. A portion of the Assessment, estimated at approximately $6.9, relates to tax periods that predate the Company's acquisition of Pirahy, the predecessor in name to SWM-B, and is covered by an indemnification from the sellers of Pirahy. SWM-B is vigorously contesting the Assessment on both procedural and constitutional grounds and believes that the Assessment will ultimately be resolved in its favor. However, the final resolution of this matter will most likely entail both administrative and judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years. No liability has been recorded in the Company's financial statements for the Assessment. Pending final resolution of this matter, beginning in December 2000, SWM-B suspended the further accrual and application of ICMS tax credits generated on immune products to reduce its possible exposure to future ICMS tax assessments. A reserve of $1.1 was recorded for the entire asset balance of unused ICMS tax credits as of December 31, 2000.

     The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without a material adverse effect on the Company's consolidated financial statements.

NOTE 12.  ENVIRONMENTAL MATTERS

     The Company's operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of the Company's operations expose it to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Based on the Company's experience to date, the Company believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation or the monitoring of certain hazardous waste disposal sites, will not have a material adverse effect on the Company's financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on the Company's financial condition or results of operations.

     The Company is a party to an administrative consent order with the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee,

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

Massachusetts. The consent order required the Company to perform certain remedial measures and to reduce the concentration of landfill gases to specified levels at all monitoring points by September 15, 1998, or the Company could be liable for stipulated penalties. Results of monitoring tests conducted in October 2000 and thereafter show that the Company has reduced the concentration of landfill gases at all monitoring points to the levels specified in the consent order. MDEP previously advised the Company informally that stipulated penalties would not be assessed based on a delay in complying with the consent order because of the Company's ongoing efforts to resolve the issue and no sanctions have been imposed to date. The Company must continue bimonthly monitoring and remain in compliance at all monitoring points for twelve months. Costs of these measures were previously accrued and are not material. The Company does not believe that this matter will have a material adverse effect on the Company's business or financial condition.

     At Distribution, the Company assumed Kimberly-Clark's liabilities as a potentially responsible party ("PRP") under the provisions of the U.S. Comprehensive Environmental Response, Compensation and Liability Act and analogous New Jersey statutes in connection with the Global Landfill Reclaiming Corporation ("Global Landfill") waste disposal site in Old Bridge, New Jersey. The Company continues to participate in the remediation of the Global Landfill as a member of a group of PRPs that entered into a consent decree with the state of New Jersey in 1993. The Company previously recorded its pro-rata portion of the estimated liability for remediation of this site, the remainder of which is not material.

     The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada. For these purposes, the Company incurred total capital expenditures of $1.2 in 2000, and anticipates that it will incur approximately $2 to $3 annually in 2001 and 2002. The major projects included in these estimates include upgrading wastewater treatment facilities at various locations and installation of ink solvent treatment equipment in France. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in capacity expansion, quality improvements, capital replacements, productivity improvements or cost containment projects, and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

NOTE 13.  BUSINESS SEGMENTS AND GEOGRAPHY

  Business Segment Reporting

     The Company is operated and managed based on the geographical location of its manufacturing operations: the United States, France and Brazil. These business segments manufacture and sell cigarette, plug wrap and tipping papers, used to wrap various parts of a cigarette, reconstituted tobacco products and paper products used in cigarette packaging, primarily to the tobacco industry. While the products are comparable in each segment, they vary based on the technological capabilities of each of the manufacturing operations and the respective markets and customers served. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

     Tobacco industry products comprised 88 to 90 percent of the Company's consolidated net sales in each of the years 2000, 1999 and 1998. The Company's non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine utilization.

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

                                                      NET SALES             OPERATING PROFIT       TOTAL ASSETS
                                               ------------------------   ---------------------   ---------------
                                                2000     1999     1998    2000    1999    1998     2000     1999
                                               ------   ------   ------   -----   -----   -----   ------   ------
United States................................  $163.7   $166.3   $186.0   $ 2.6   $ 9.3   $ 6.2   $155.4   $147.6
France.......................................   264.9    284.6    312.0    47.2    55.2    60.3    232.6    237.7
Brazil.......................................    70.0     54.0     57.9     4.5     5.2    (2.3)    53.9     53.0
                                               ------   ------   ------   -----   -----   -----   ------   ------
         Subtotal............................   498.6    504.9    555.9    54.3    69.7    64.2    441.9    438.3
                                               ------   ------   ------
Intersegment sales by:
  United States..............................    (0.2)    (0.2)    (7.1)
  France.....................................    (0.3)    (0.3)    (2.1)
  Brazil.....................................    (1.3)      --       --
                                               ------   ------   ------
         Subtotal............................    (1.8)    (0.5)    (9.2)
                                               ------   ------   ------
Unallocated items and eliminations, net......      --       --       --    (4.6)   (5.1)   (5.1)    (0.2)    (1.7)
                                               ------   ------   ------   -----   -----   -----   ------   ------
              Consolidated...................  $496.8   $504.4   $546.7   $49.7   $64.6   $59.1   $441.7   $436.6
                                               ======   ======   ======   =====   =====   =====   ======   ======

                                            CAPITAL SPENDING           DEPRECIATION AND AMORTIZATION
                                        -------------------------     -------------------------------
                                        2000      1999      1998       2000        1999        1998
                                        -----     -----     -----     -------     -------     -------
United States.....................      $19.7     $ 5.0     $ 9.2      $ 9.0       $ 8.9       $11.6
France............................        7.3      18.9      25.3       10.3        10.7         9.5
Brazil............................        2.4       2.4       2.2        2.8         2.6         3.7
                                        -----     -----     -----      -----       -----       -----
              Consolidated........      $29.4     $26.3     $36.7      $22.1       $22.2       $24.8
                                        =====     =====     =====      =====       =====       =====

  Consolidated Operations by Geographic Area

     Long-lived assets, excluding deferred income tax assets and certain other deferred charges, were $108.8 $123.9 and $29.3 in the United States, France and Brazil, respectively, as of December 31, 2000, and $99.1, $134.3 and $32.3 in the United States, France and Brazil, respectively, at December 31, 1999.

     For purposes of the geographic disclosure in the following table, net sales are attributed to geographic locations based on the location of the Company's direct customers.

                                                                     NET SALES
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
United States...............................................  $143.0   $142.9   $156.2
Europe and the former Commonwealth of Independent States....   194.9    214.4    224.7
Asia/Pacific (including China)..............................    65.8     66.4     76.8
Latin America...............................................    75.7     60.2     67.4
Other foreign countries.....................................    17.4     20.5     21.6
                                                              ------   ------   ------
              Consolidated..................................  $496.8   $504.4   $546.7
                                                              ======   ======   ======

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 14.  MAJOR CUSTOMERS

     Two of the Company's customers have accounted for a significant portion of the Company's net sales in the periods presented in the financial statements, and the loss of one or both such customers, or a significant reduction in one or both of these customers' purchases, could have a material adverse effect on the Company's results of operations. Net sales to Philip Morris Incorporated ("Philip Morris"), together with its affiliates and designated converters, accounted for approximately 30 percent of total consolidated net sales for the years ended December 31, 2000 and 1999, and approximately 28 percent for 1998. Net sales to B.A.T. Industries PLC ("BAT"), together with its affiliates and designated converters, accounted for approximately 17 percent, 18 percent and 14 percent of consolidated net sales for the years ended December 31, 2000, 1999 and 1998, respectively. Each of the Company's segments reported sales to these customers for each of the respective periods reported above.

     The Company had sales to the minority shareholder of LTRI of $19.1, $24.2 and $16.8 in 2000, 1999 and 1998, respectively.

     The Company's consolidated accounts receivable at December 31, 2000 and 1999 included balances from Philip Morris and BAT, together with their respective affiliates and designated converters. The percentage of these customers' balances of consolidated accounts receivable is less than each of their respective percentages of consolidated net sales.

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

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 15.  UNAUDITED QUARTERLY FINANCIAL DATA AND COMMON STOCK INFORMATION

     The Company's Common Stock is listed on the New York Stock Exchange under the ticker symbol "SWM". As of December 31, 2000, there were 5,930 stockholders of record of the Company's Common Stock. This number does not include shares held in "nominee" or "street" name.

                                                                           2000
                                                        ------------------------------------------
                                                        FIRST    SECOND   THIRD    FOURTH    YEAR
                                                        ------   ------   ------   ------   ------
Net Sales.............................................  $118.0   $121.7   $126.8   $130.3   $496.8
Gross Profit..........................................    22.0     21.9     24.5     23.5     91.9
Operating Profit......................................    11.4     11.1     14.3     12.9     49.7
Net Income............................................  $  6.8   $  6.4   $  8.0   $  6.6   $ 27.8
Net Income Per Share:
  Basic...............................................  $  .44   $  .41   $  .53   $  .44   $ 1.82
  Diluted.............................................     .44      .41      .53      .44     1.82
Cash Dividends Declared and Paid Per Share............  $  .15   $  .15   $  .15   $  .15   $  .60
Market Price Per Share:
  High................................................  $16.94   $15.69   $15.19   $19.64   $19.64
  Low.................................................   12.38    12.48    11.81    12.88    11.81
  Close...............................................  $12.94   $12.52   $13.38   $19.15   $19.15

                                                                           1999
                                                        ------------------------------------------
                                                        FIRST    SECOND   THIRD    FOURTH    YEAR
                                                        ------   ------   ------   ------   ------
Net Sales.............................................  $128.6   $119.7   $125.5   $130.6   $504.4
Gross Profit..........................................    29.4     24.7     27.2     29.1    110.4
Operating Profit......................................    18.0     13.6     16.2     16.8     64.6
Net Income............................................  $  9.1   $  7.1   $  7.6   $  7.6   $ 31.4
Net Income Per Share:
  Basic...............................................  $  .57   $  .45   $  .48   $  .49   $ 1.99
  Diluted.............................................     .57      .45      .48      .49     1.99
Cash Dividends Declared and Paid Per Share............  $  .15   $  .15   $  .15   $  .15   $  .60
Market Price Per Share:
  High................................................  $16.50   $17.50   $17.50   $13.88   $17.50
  Low.................................................   11.50    11.50    12.81    11.69    11.50
  Close...............................................  $11.50   $15.00   $12.94   $13.44   $13.44

             SCHWEITZER-MAUDUIT INTERNATIONAL INC. AND SUBSIDIARIES

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Schweitzer-Mauduit International,
Inc.:

     We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
January 19, 2001

             SCHWEITZER-MAUDUIT INTERNATIONAL INC. AND SUBSIDIARIES

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

     The management of Schweitzer-Mauduit International, Inc. is responsible for conducting all aspects of the business, including the preparation of the financial statements in this Annual Report. The financial statements have been prepared using accounting principles generally accepted in the United States of America considered appropriate in the circumstances to present fairly the Company's consolidated financial position, results of operations and cash flows on a consistent basis. Management also has prepared the other information in this Annual Report and is responsible for its accuracy and consistency with the financial statements.

     As can be expected in a complex and dynamic business environment, some financial statement amounts are based on management's estimates and judgments. Even though estimates and judgments are used, measures have been taken to provide reasonable assurance of the integrity and reliability of the financial information contained in this Annual Report. These measures include an effective control-oriented environment in which a company-wide internal control program plays an important role, an Audit Committee of the Board of Directors which oversees the financial reporting process, and independent audits. As part of that responsibility, the Audit Committee recommended to the Board of Directors the selection of the Company's independent auditors, Deloitte & Touche LLP.

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

/s/ Wayne H. Deitrich
Wayne H. Deitrich
Chairman of the Board and Chief Executive Officer

/s/ Paul C. Roberts
Paul C. Roberts
Chief Financial Officer and Treasurer

January 19, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section of the Company's Proxy Statement dated March 13, 2001 (the "2001 Proxy Statement") captioned "Certain Information Regarding Directors and Nominees" under "Proposal 1. Election of Directors" identifies members of the Board of Directors of the Company and nominees, and is incorporated in this Item 10 by reference.

     See also "Executive Officers of the Registrant" appearing in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     The information in the section of the 2001 Proxy Statement captioned "Executive Compensation" is incorporated in this Item 11 by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the sections of the 2001 Proxy Statement captioned "Security Ownership of Management" and "Security Ownership of Certain Beneficial Holders" is incorporated in this Item 12 by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the section of the 2001 Proxy Statement captioned "Certain Transactions and Business Relationships" is incorporated in this Item 13 by reference.

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

     (b) Reports on Form 8-K

           The registrant did not file any reports on Form 8-K during the fourth quarter of 2000.

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

Dated: March 2, 2001

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

                        NAME                                       POSITION                  DATE
                        ----                                       --------                  ----

                /s/ WAYNE H. DEITRICH                  Chairman of the Board and Chief   March 2, 2001
-----------------------------------------------------    Executive Officer
                  Wayne H. Deitrich                      (principal executive officer)

                 /s/ PAUL C. ROBERTS                   Chief Financial Officer           March 2, 2001
-----------------------------------------------------    and Treasurer
                   Paul C. Roberts                       (principal financial officer)

               /s/ WAYNE L. GRUNEWALD                  Controller                        March 2, 2001
-----------------------------------------------------    (principal accounting officer)
                 Wayne L. Grunewald

                          *                            Director                          March 2, 2001
-----------------------------------------------------
                  Claire L. Arnold

                          *                            Director                          March 2, 2001
-----------------------------------------------------
                   Alan R. Batkin

                          *                            Director                          March 2, 2001
-----------------------------------------------------
                   K.C. Caldabaugh

                          *                            Director                          March 2, 2001
-----------------------------------------------------
                 Laurent G. Chambaz

                          *                            Director                          March 2, 2001
-----------------------------------------------------
                 Richard D. Jackson

                          *                            Director                          March 2, 2001
-----------------------------------------------------
                  Leonard J. Kujawa

                          *                            Director                          March 2, 2001
-----------------------------------------------------
                Jean-Pierre Le Hetet

                          *                            Director                          March 2, 2001
-----------------------------------------------------
                  Larry B. Stillman

            *By: /s/ JOHN W. RUMELY, JR.                                                 March 2, 2001
  ------------------------------------------------
                 John W. Rumely, Jr.
                  Attorney-In-Fact

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               INDEX TO EXHIBITS

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
2.1           --   Distribution Agreement (incorporated by reference to Exhibit
                   2.1 to Form 10/A Amendment 2, dated October 27, 1995).
2.2           --   Stock Purchase Agreement by and between SWM, Souza Cruz S.A.
                   and Contab Participacoes Ltda. dated December 16, 1997 for the purchase of Companhia Industrial de Papel Pirahy
                   (incorporated by reference to Exhibit 2.1 to Form 8-K, dated
                   February 2, 1998).
3.1           --   Certificate of Incorporation (incorporated by reference to
                   Exhibit 3.1 to Form 10, dated September 12, 1995).
3.2           --   By-Laws, as amended on and through February 27, 1996
                   (incorporated by reference to Exhibit 3.2 to the Company's
                   Form 10-K for the year ended December 31, 1995).
4.1           --   Form of Common Stock Certificate as of October 1, 2000
                   (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000).
4.2           --   Rights Agreement Amended and Restated as of October 1, 2000
                   (incorporated by reference to Exhibit 4.2 to the Company's
                   Form 10-Q for the quarter ended September 30, 2000).
10.1          --   Transfer, Contribution and Assumption Agreement
                   (incorporated by reference to Exhibit 10.1 to Form 10/A
                   Amendment 2, dated October 27, 1995).
10.2          --   Employee Matters Agreement (incorporated by reference to
                   Exhibit 10.3 to Form 10/A Amendment 2, dated October 27,
                   1995).
10.3          --   Tax Sharing Agreement (incorporated by reference to Exhibit
                   10.4 to Form 10/A Amendment 2, dated October 27, 1995).
10.4          --   Outside Directors' Stock Plan (incorporated by reference to
                   Exhibit 10.5 to Form 10/A Amendment 2, dated October 27,
                   1995).
10.5          --   Annual Incentive Plan Amended and Restated as of February
                   25, 1999 (incorporated by reference to Exhibit 10.6 to the
                   Company's Form 10-K for the year ended December 31, 1998).
10.6*         --   Equity Participation Plan Amended and Restated as of April
                   26, 2001.
10.7          --   Long-Term Incentive Plan Amended and Restated as of February
                   25, 1999 (incorporated by reference to Exhibit 10.8 to the
                   Company's Form 10-K for the year ended December 31, 1998).
10.8.1        --   Deferred Compensation Plan, Amended and Restated as of April
                   21, 2000 (incorporated by reference to Exhibit 10.8.1 to the
                   Company's Form 10-Q for the quarter ended March 31, 2000).
10.8.2        --   Deferred Compensation Plan for Non-Employee Directors,
                   effective April 1, 2000 (incorporated by reference to
                   Exhibit 10.8.2 to the Company's Form 10-Q for the quarter
                   ended March 31, 2000).
10.9          --   Restricted Stock Plan effective as of December 2, 1999
                   (incorporated by reference to Exhibit 10.9 to the Company's
                   Form 10-K for the year ended December 31, 1999).
10.10         --   Supplemental Benefit Plan Amended and Restated as of
                   February 25, 1999 (incorporated by reference to Exhibit
                   10.11 to the Company's Form 10-K for the year ended December
                   31, 1998).
10.11         --   Executive Severance Plan Amended and Restated as of February
                   24, 2000 (incorporated by reference to Exhibit 10.11 to the
                   Company's Form 10-Q for the quarter ended March 31, 2000).
10.12.1       --   Amended and Restated Agreement between Philip Morris
                   Incorporated and Schweitzer-Mauduit International, Inc. for
                   Fine Paper Supply, effective as of July 1, 2000+
                   (incorporated by reference to Exhibit 10.1 to the Company's
                   Form 10-Q for the quarter ended June 30, 2000).

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
10.12.2       --   Amended and Restated Technology Ownership, Technical
                   Assistance and Technology License Agreement by and among
                   Philip Morris Incorporated, Philip Morris Products, Inc. and
                   Schweitzer-Mauduit International, Inc., effective as of July
                   1, 2000+ (incorporated by reference to Exhibit 10.2 to the
                   Company's Form 10-Q for the quarter ended June 30, 2000).
10.12.3       --   Amended and Restated Addendum to Second Amended and Restated
                   Agreement between Philip Morris Incorporated and
                   Schweitzer-Mauduit International, Inc. for Fine Paper Supply
                   effective as of July 1, 2000+ (incorporated by reference to
                   Exhibit 10.3 to the Company's Form 10-Q for the quarter
                   ended June 30, 2000).
10.13         --   Supply Agreement between Companhia Industrial de Papel
                   Pirahy and Souza Cruz S.A. dated as of February 2, 1998+
                   (incorporated by reference to Exhibit 10.10.1 to the
                   Company's Form 10-K for the year ended December 31, 1998).
10.13.1       --   Amendment No. 1, dated February 23, 2000, to the Supply
                   Agreement between Schweitzer-Mauduit do Brasil, S.A.
                   (formerly known as Companhia Industrial de Papel Pirahy) and
                   Souza Cruz S.A.+ (incorporated by reference to Exhibit
                   10.13.1 to the Company's Form 10-Q for the quarter ended
                   March 31, 2000).
10.13.2       --   Amendment No. 1, dated February 23, 2000, to the Art-Coated
                   Supply Agreement between Schweitzer-Mauduit do Brasil, S.A.
                   (formerly known as Companhia Industrial de Papel Pirahy) and
                   Souza Cruz S.A.+ (incorporated by reference to Exhibit
                   10.13.2 to the Company's Form 10-Q for the quarter ended
                   March 31, 2000).
10.14.1       --   Amended and Restated Credit Agreement dated January 29, 1998 between the Company, as Borrower and Guarantor, SMF, as
                   Borrower, PdM Industries, as Borrower, SM-Spain, as
                   Borrower, the Banks named therein and Societe Generale, as
                   Agent (the "Amended and Restated Credit Agreement")
                   (incorporated by reference to Exhibit 10 to the Company's
                   Form 10-Q for the quarter ended March 31, 1998).
10.14.2       --   Amendment No. 1, dated January 29, 1999, to the Amended and
                   Restated Credit Agreement (incorporated by reference to
                   Exhibit 10.13.2 to the Company's Form 10-K for the year
                   ended December 31, 1998).
10.14.3       --   Amendment No. 2, dated May 6, 1999, to the Amended and
                   Restated Credit Agreement (incorporated by reference to
                   Exhibit 10 to the Company's Form 10-Q for the quarter ended
                   June 30, 1999).
10.14.4       --   Amendment No. 3, dated January 7, 2000, to the Amended and
                   Restated Credit Agreement (incorporated by reference to
                   Exhibit 10.14.4 to the Company's Form 10-K for the year
                   ended December 31, 1999).
10.14.5*      --   Amendment No. 4, dated January 19, 2001, to the Amended and
                   Restated Credit Agreement.
21.1*         --   Subsidiaries of the Company.
23.1*         --   Independent Auditors' Consent.
24.1*         --   Powers of Attorney.

---------------

* Filed herewith.
+ Exhibit has been redacted pursuant to a Confidentiality Request under Rule
  24(b)-2 of the Securities Exchange Act of 1934.

BOARD OF DIRECTORS                           OFFICERS
CLAIRE L. ARNOLD(1,2)                        WAYNE H. DEITRICH
Chief Executive Officer                      Chairman of the Board and
Leapfrog Services, Inc.                      Chief Executive Officer
ALAN R. BATKIN(1)                            WILLIAM R. FOUST
Vice Chairman                                Vice President - Administration
Kissinger Associates, Inc.
                                             WAYNE L. GRUNEWALD
K.C. CALDABAUGH(1,3)                         Controller
Chairman of the Board and
Chief Executive Officer                      OTTO R. HERBST
Spinnaker Coating, Inc.                      President - Brazilian Operations
LAURENT G. CHAMBAZ(3)                        JEAN-PIERRE LE HETET
Partner                                      Chief Operating Officer and
UGGC & Associes                              President - French Operations
WAYNE H. DEITRICH                            RAYMOND NEDELLEC
Chairman of the Board and                    Vice President - Finance
Chief Executive Officer
Schweitzer-Mauduit International, Inc.       PAUL C. ROBERTS
                                             Chief Financial Officer and Treasurer
RICHARD D. JACKSON(2)
Chairman of the Board                        JOHN W. RUMELY, JR.
ebank.com                                    General Counsel and Secretary
LEONARD J. KUJAWA(1)                         PETER J. THOMPSON
Retired Partner                              President - U.S. Operations
Arthur Andersen LLP
JEAN-PIERRE LE HETET
Chief Operating Officer and
President - French Operations
Schweitzer-Mauduit International, Inc.
LARRY B. STILLMAN(2,3)
Vice President, Northwest Group
xpedx

---------------

(1) Audit Committee
          (Chairman - Leonard J. Kujawa)

(2) Compensation Committee
          (Chairman - Richard D. Jackson)

(3) Nominating Committee
          (Chairman - Larry B. Stillman)

CORPORATE
INFORMATION

CORPORATE HEADQUARTERS
100 North Point Center East
Suite 600
Alpharetta, GA 30022-8246
Phone -- 800-514-0186 or 770-569-4200
Facsimile -- 770-569-4275
http://www.schweitzer-mauduit.com

STOCK EXCHANGE
The Common Stock of
Schweitzer-Mauduit International, Inc. is listed on the New York Stock Exchange.
The ticker symbol is SWM.

TRANSFER AGENT/REGISTRAR
American Stock Transfer
& Trust Company
59 Maiden Lane
New York, NY 10038
Phone -- 800-937-5449 or 718-921-8200
http://www.amstock.com
INDEPENDENT AUDITORS
Deloitte & Touche LLP
191 Peachtree Street, Suite 1500
Atlanta, GA 30303
INFORMATION REQUESTS
Schweitzer-Mauduit International, Inc. welcomes inquiries from stockholders and other interested parties. Requests for information should be made in writing and sent to the Investor Relations Department at the Corporate Headquarters.
ANNUAL MEETING
The Annual Meeting of Stockholders will be held on Thursday, April 26, 2001, at 11:00 a.m. at the Company's Corporate Headquarters located at 100 North Point Center East, Suite 600, Alpharetta, Georgia.
                                        61