Form 10-Q
period 2001-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2001-05-09
CIK 1000623

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2001

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

Yes [X] No [ ]

As of March 31, 2001, 14,811,033 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                      -------------------------
                                                                       2001              2000
                                                                      -------           -------
Net Sales ..................................................          $ 124.1           $ 118.0
     Cost of products sold .................................            104.6              96.0
                                                                      -------           -------
Gross Profit ...............................................             19.5              22.0
     Selling expense .......................................              4.6               4.4
     Research expense ......................................              2.0               1.7
     General expense .......................................              5.1               4.5
                                                                      -------           -------
 Operating Profit ..........................................              7.8              11.4
     Interest expense ......................................             (1.3)             (1.5)
     Other income, net .....................................              0.6               1.6
                                                                      -------           -------
Income Before Income Taxes and Minority Interest ...........              7.1              11.5
     Provision for income taxes ............................              2.6               3.9
                                                                      -------           -------
Income Before Minority Interest ............................              4.5               7.6
     Minority interest in earnings of subsidiaries .........              0.7               0.8
                                                                      -------           -------
Net Income .................................................          $   3.8           $   6.8
                                                                      =======           =======

Net Income per Common Share:
     Basic .................................................          $   .25           $   .44
                                                                      =======           =======
     Diluted ...............................................          $   .25           $   .44
                                                                      =======           =======

Cash Dividends Declared per Common Share ...................          $   .15           $   .15
                                                                      =======           =======


            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                                            MARCH 31,        DECEMBER 31,
                                                                                              2001              2000
---------------------------------------------------------------------------------------------------------------------------

                                                        ASSETS
Current Assets
     Cash and cash equivalents ......................................................        $  21.5          $  23.6
     Accounts receivable ............................................................           77.5             77.7
     Inventories ....................................................................           66.6             64.5
     Current income tax refunds receivable ..........................................            3.5              2.9
     Deferred income tax benefits ...................................................            4.3              4.8
     Prepaid expenses ...............................................................            2.8              1.7
                                                                                             -------          -------
         Total Current Assets .......................................................          176.2            175.2
                                                                                             -------          -------

 Gross Property .....................................................................          463.2            462.0
     Less accumulated depreciation ..................................................          209.9            212.5
                                                                                             -------          -------
         Net Property ...............................................................          253.3            249.5
                                                                                             -------          -------

Noncurrent Deferred Income Tax Benefits .............................................            1.0              1.0
                                                                                             -------          -------

Deferred Charges and Other Assets ...................................................           16.3             16.0
                                                                                             -------          -------

Total Assets ........................................................................        $ 446.8          $ 441.7
                                                                                             =======          =======

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt ..............................................        $  29.6          $   3.6
     Other short-term debt ..........................................................            2.5              2.0
     Accounts payable ...............................................................           48.0             52.7
     Accrued expenses ...............................................................           52.0             52.1
                                                                                             -------          -------
         Total Current Liabilities ..................................................          132.1            110.4
                                                                                             -------          -------

Long-Term Debt ......................................................................           67.9             97.7
                                                                                             -------          -------
Noncurrent Deferred Income Tax Liabilities ..........................................           15.7             14.9
                                                                                             -------          -------
Noncurrent Deferred Revenue .........................................................           31.0             10.0
                                                                                             -------          -------
Other Noncurrent Liabilities ........................................................           23.8             22.4
                                                                                             -------          -------
Minority Interest ...................................................................            6.6              6.4
                                                                                             -------          -------
Contingencies (See Notes 5 and 6)
Stockholders' Equity
     Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued ....             --               --
     Common Stock -$.10 par value - 100,000,000 shares authorized,
         16,078,733 shares issued at both March 31, 2001 and December 31, 2000 ......            l.6              1.6
     Additional paid-in capital .....................................................           60.6             60.5
     Common stock in treasury, at cost - 1,267,700 and 1,288,471 shares at
         March 31, 2001 and December 31, 2000, respectively .........................          (20.2)           (20.5)
     Retained earnings ..............................................................          176.8            175.3
     Unearned compensation ..........................................................           (0.6)            (0.3)
     Accumulated other comprehensive loss ...........................................          (48.5)           (36.7)
                                                                                             -------          -------
         Total Stockholders' Equity .................................................          169.7            179.9
                                                                                             -------          -------

Total Liabilities and Stockholders' Equity ..........................................        $ 446.8          $ 441.7
                                                                                             =======          =======

            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               U.S. $ IN MILLIONS
                                   (UNAUDITED)


                                                 COMMON STOCK ISSUED        TREASURY STOCK       ADDITIONAL
                                                 --------------------    ---------------------     PAID-IN   RETAINED    UNEARNED
                                                   SHARES      AMOUNT     SHARES       AMOUNT      CAPITAL   EARNINGS  COMPENSATION
                                                 ----------    ------    ---------    --------   ----------  --------  ------------

BALANCE, DECEMBER 31, 1999 ..................    16,078,733    $  1.6      441,845    $   (8.0)    $ 60.7    $  156.7

Net income for the three months
     ended March 31, 2001 ...................                                                                     6.8
Adjustments to unrealized foreign
     currency translation ...................

     Comprehensive income ...................

Dividends declared ($0.15 per share) ........                                                                    (2.3)
Purchases of treasury stock .................                              206,400        (2.9)
Restricted stock issuances ..................                              (30,000)        0.6       (0.2)                $ (0.4)
Stock issued to directors as compensation ...            --        --       (1,967)         --         --          --         --
                                                 ----------    ------    ---------    --------     ------    --------     ------
BALANCE, MARCH 31, 2000 .....................    16,078,733       1.6      616,278       (10.3)      60.5       161.2       (0.4)

Net income for the nine months
     ended December 31, 2000 ................                                                                    21.0
Adjustments to unrealized foreign
     currency translation ...................

     Comprehensive income ...................

Dividends declared ($0.45 per share) ........                                                                    (6.9)
Purchases of treasury stock .................                              676,300       (10.3)
Amortization of unearned compensation .......                                                                                0.1
Stock issued to directors as compensation ...                               (3,507)        0.1
Issuance of shares for options exercised ....            --        --         (600)         --         --          --         --
                                                 ----------    ------    ---------    --------     ------    --------     ------

BALANCE, DECEMBER 31, 2000 ..................    16,078,733       1.6    1,288,471       (20.5)      60.5       175.3       (0.3)

Net income for the three months
     ended March 31, 2001 ...................                                                                     3.8
Change in unrealized fair value
     of derivative instruments ..............
Adjustments to unrealized foreign
     currency translation ...................

     Comprehensive loss .....................

Dividends declared ($0.15 per share) ........                                                                    (2.3)
Restricted stock issuances ..................                              (20,000)        0.3        0.1                   (0.4)
Amortization of unearned compensation .......                                                                                0.1
Stock issued to directors as compensation ...            --        --         (771)         --         --          --         --
                                                 ----------    ------    ---------    --------     ------    --------     ------

BALANCE, MARCH 31, 2001 .....................    16,078,733    $  1.6    1,267,700    $  (20.2)    $ 60.6    $  176.8     $ (0.6)
                                                 ==========    ======    =========    ========     ======    ========     ======

                                                    ACCUMULATED
                                                       OTHER
                                                   COMPREHENSIVE
                                                        LOSS       TOTAL
                                                   -------------   ------

BALANCE, DECEMBER 31, 1999 ..................         $  (26.8)    $184.2

Net income for the three months
     ended March 31, 2001 ...................                         6.8
Adjustments to unrealized foreign
     currency translation ...................             (3.8)      (3.8)
                                                                   ------
     Comprehensive income ...................                         3.0

Dividends declared ($0.15 per share) ........                        (2.3)
Purchases of treasury stock .................                        (2.9)
Restricted stock issuances ..................                          --
Stock issued to directors as compensation ...               --         --
                                                      --------     ------
BALANCE, MARCH 31, 2000 .....................            (30.6)     182.0

Net income for the nine months
     ended December 31, 2000 ................                        21.0
Adjustments to unrealized foreign
     currency translation ...................             (6.1)      (6.1)
                                                                   ------
     Comprehensive income ...................                        14.9

Dividends declared ($0.45 per share) ........                        (6.9)
Purchases of treasury stock .................                       (10.3)
Amortization of unearned compensation .......                         0.1
Stock issued to directors as compensation ...                         0.1
Issuance of shares for options exercised ....               --         --
                                                      --------     ------

BALANCE, DECEMBER 31, 2000 ..................            (36.7)     179.9

Net income for the three months
     ended March 31, 2001 ...................                         3.8
Change in unrealized fair value
     of derivative instruments ..............             (0.4)      (0.4)
Adjustments to unrealized foreign
     currency translation ...................            (11.4)     (11.4)
                                                                   ------
     Comprehensive loss .....................                        (8.0)

Dividends declared ($0.15 per share) ........                        (2.3)
Restricted stock issuances ..................                          --
Amortization of unearned compensation .......                         0.1
Stock issued to directors as compensation ...               --         --
                                                      --------     ------

BALANCE, MARCH 31, 2001 .....................         $  (48.5)    $169.7
                                                      ========     ======

            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               U.S. $ IN MILLIONS
                                   (UNAUDITED)

                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                                 --------------------
                                                                   2001        2000
                                                                  ------      ------

Operations
     Net income ............................................      $  3.8      $  6.8
     Non-cash items included in net income:
         Depreciation and amortization .....................         5.4         5.7
         Deferred income tax provision .....................         1.2         2.4
         Minority interest in earnings of subsidiaries .....         0.7         0.8
         Other .............................................         0.9         0.1
     Advance payments from customers .......................        21.0          --
     Changes in operating working capital ..................        (8.4)       (6.7)
                                                                  ------      ------
              Cash Provided by Operations ..................        24.6         9.1
                                                                  ------      ------
Investing
     Capital spending ......................................       (19.4)       (3.3)
     Capitalized software costs ............................        (0.3)       (0.4)
     Other .................................................        (5.3)        0.3
                                                                  ------      ------
              Cash Used for Investing ......................       (25.0)       (3.4)
                                                                  ------      ------
Financing
     Cash dividends paid to SWM stockholders ...............        (2.3)       (2.3)
     Purchases of treasury stock ...........................          --        (2.9)
     Changes in short-term debt ............................         0.5        (6.2)
     Proceeds from issuances of long-term debt .............         0.3         0.2
     Payments on long-term debt ............................        (0.2)       (0.3)
                                                                  ------      ------
              Cash Used for Financing ......................        (1.7)      (11.5)
                                                                  ------      ------

Decrease in Cash and Cash Equivalents ......................        (2.1)       (5.8)

Cash and Cash Equivalents at Beginning of Period ...........        23.6        15.1
                                                                  ------      ------

Cash and Cash Equivalents at End of Period .................      $ 21.5      $  9.3
                                                                  ======      ======

            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 1.           NATURE OF THE BUSINESS

         Schweitzer-Mauduit International, Inc., including its subsidiaries, ("SWM" or the "Company") is a diversified producer of premium specialty papers and the world's largest supplier of fine papers to the tobacco industry. The Company was formed as a spin-off from Kimberly-Clark Corporation at the close of business on November 30, 1995.

NOTE 2.           BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of SWM and all of its majority-owned subsidiaries. All material intercompany and interdivisional amounts and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and on the same basis as the audited financial statements included in the Company's 2000 Annual Report on Form 10-K. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are generally of a normal recurring nature. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These financial statements should be read in connection with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

         Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average numbers of common shares used in the calculations of basic net income per common share for the three month periods ended March 31, 2001 and 2000 were approximately 14,761,000 and 15,551,400, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three month periods ended March 31, 2001 and 2000 were approximately 14,956,200 and 15,587,000, respectively. Potential common shares are those related to stock options and restricted stock outstanding and directors' accumulated deferred stock compensation during the respective periods.

NOTE 3.           INVENTORIES

         The following schedule details inventories by major class:

                                                                 March 31,    December 31,
                                                                   2001           2000
                                                                 ---------    ------------

At the lower of cost on the First-In, First-Out (FIFO)
  and weighted average methods or market:
     Raw materials .........................................      $ 27.0         $ 28.7
     Work in process .......................................         6.8            6.1
     Finished goods ........................................        26.4           23.7
     Supplies and other ....................................        12.2           12.2
                                                                  ------         ------
                                                                    72.4           70.7
Excess of FIFO cost over Last-In, First-Out (LIFO) cost ....        (5.8)          (6.2)
                                                                  ------         ------

       Total ...............................................      $ 66.6         $ 64.5
                                                                  ======         ======

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 4.           INCOME TAXES

         The effective income tax rate for the three month period ended March 31, 2001 was 36.6 percent compared with 33.9 percent for the corresponding period of 2000. The three month period ended March 31, 2000 benefited from favorable tax treatment of a settlement related to a prior-period claim. The effective income tax rate for the three month period of 2001 benefited from a decrease in the French corporate income tax rate from 37.7 percent for 2000 to
36.3 percent for 2001.

NOTE 5.           ENVIRONMENTAL MATTERS

         The Company's operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of the Company's operations expose it to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Based on the Company's experience to date, the Company believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation or monitoring of certain hazardous waste disposal sites (see additional information in Note 12 to the Notes to Consolidated Financial Statements included in the Company's 2000 Annual Report on Form 10-K), will not have a material adverse effect on the Company's financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on the Company's financial condition or results of operations.

         The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada. For these purposes, the Company anticipates that it will incur capital expenditures of approximately $2 to $3 annually in 2001 and 2002. The major projects included in these estimates include upgrading wastewater treatment facilities at various locations and installation of ink solvent treatment equipment in France. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

NOTE 6.           LEGAL PROCEEDINGS

         On December 27, 2000, the Company's subsidiary in Brazil, Schweitzer-Mauduit do Brasil, S.A. ("SWM-B") received two assessments from the tax authorities of the State of Rio de Janeiro, Brazil concerning Imposto sobre Circulacao de Mercadorias e Servicos ("ICMS"), a form of value-added tax, consisting of unpaid ICMS taxes from January 1995 through November 2000, together with interest and penalties in the total amount of approximately $13.6, based on the foreign currency exchange rate at December 31, 2000 (the "Assessment"). The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. A portion of the Assessment, estimated at approximately $6.9, relates to tax periods that predate the Company's acquisition of Companhia Industrial de Papel Pirahy ("Pirahy"), the predecessor in name to SWM-B, and is covered by an indemnification from the sellers of Pirahy. SWM-B is vigorously contesting the Assessment on both procedural and constitutional grounds and believes that the Assessment will ultimately be resolved in its favor. However, the final resolution of this matter will most likely entail both administrative and judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years. No liability has been

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

recorded in the Company's financial statements for the Assessment. Pending final resolution of this matter, beginning in December 2000, SWM-B suspended the further accrual and application of ICMS tax credits generated on immune products to reduce its possible exposure to future ICMS tax assessments. A reserve of $1.1 was recorded for the entire asset balance of unused ICMS tax credits as of December 31, 2000.

         Following closure of the ICMS tax audit of SWM-B discussed above, during February 2001, SWM-B revised its prior-period ICMS treatment related to consignment pulp purchases. As a result, the Company decreased the asset and corresponding reserve on its books associated with these ICMS tax credits from $1.1 to $0.2, still fully reserving this remaining asset balance of unused ICMS tax credits. The Company took this action to eliminate the risk of a new ICMS tax assessment while it awaited the final outcome of its challenge to the Assessment that was issued in December 2000.

         In April 2001, SWM-B received a third ICMS tax assessment for penalty only in the amount of approximately $0.3 related to its revised treatment of the ICMS tax credits relating to consignment pulp. The State of Rio de Janeiro tax authorities contend that the Company revised its position on the credits associated with consignment pulp in response to an open tax audit and is therefore subject to penalties. The Company believes this assessment is without basis as the ICMS audit was closed prior to February 2001 and no ongoing inquiry was active at the time the Company adjusted these ICMS credits. The Company intends to vigorously challenge this assessment.

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

         Tobacco industry products comprised approximately 87 to 90 percent of the Company's consolidated net sales in the periods presented. The Company's non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

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

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


                                 FOR THE THREE MONTHS ENDED
                                 --------------------------               % OF CONSOLIDATED
                                   MARCH 31,    MARCH 31,    % CHANGE    --------------------
NET SALES                            2001         2000       VS. 2000     2001          2000
---------                          ---------    ---------    --------    ------        ------

United States ................      $ 44.7       $ 38.1        +17.3%      36.0%         32.3%
France .......................        65.3         64.0         +2.0       52.6          54.2
Brazil .......................        15.0         15.9         -5.7       12.1          13.5
                                    ------       ------
         Subtotal ............       125.0        118.0
Intersegment sales by:
     United States ...........          --           --                      --            --
     France ..................        (0.1)          --                    (0.1)           --
     Brazil ..................        (0.8)          --                    (0.6)           --
                                    ------       ------                  ------        ------
         Consolidated ........      $124.1       $118.0         +5.2%     100.0%        100.0%
                                    ======       ======                  ======        ======

                             FOR THE THREE MONTHS ENDED
                             --------------------------                % OF CONSOLIDATED        % RETURN ON SALES
                                MARCH 31,   MARCH 31,     % CHANGE     ------------------      -------------------
OPERATING PROFIT                  2001        2000        VS. 2000      2001        2000        2001         2000
----------------                ---------   ---------     --------     ------      ------      ------       ------

United States .............      $  0.1      $  1.7         -94.1%        1.3%       14.9%        0.2%         4.5%
France ....................         9.1         9.7          -6.2       116.6        85.1        13.9         15.2
Brazil ....................         0.1         1.3         -92.3         1.3        11.4         0.7          8.2
Unallocated expenses ......        (1.5)       (1.3)                    (19.2)      (11.4)
                                 ------      ------                    ------      ------
         Consolidated .....      $  7.8      $ 11.4         -31.6%      100.0%      100.0%        6.3%         9.7%
                                 ======      ======                    ======      ======

                                                              % OF CONSOLIDATED
                                   MARCH 31,   DECEMBER 31,   -----------------
TOTAL ASSETS                         2001          2000        2001        2000
------------                       ---------   ------------   ------      ------

United States ................      $174.7        $155.4        39.1%       35.2%
France .......................       225.0         232.6        50.4        52.7
Brazil .......................        47.4          53.9        10.6        12.2
Intersegment eliminations ....        (0.3)         (0.2)       (0.1)       (0.1)
                                    ------        ------      ------      ------
         Consolidated ........      $446.8        $441.7       100.0%      100.0%
                                    ======        ======      ======      ======

         More than 60 percent of the Company's assets and liabilities are outside of the United States, substantially all of which are in France or Brazil. The balance sheets of the Company's foreign subsidiaries are translated at period-end currency exchange rates, and the differences from historical exchange rates are reflected in accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments. Negative unrealized foreign currency translation adjustments, as well as the asset reductions for France and Brazil shown above, are primarily due to a stronger U.S. dollar against the euro and the Brazilian real at March 31, 2001 versus December 31, 2000.

NOTE 8.           DERIVATIVE FINANCIAL INSTRUMENTS

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The statement requires that all derivative financial instruments, whether designated in hedging relationships or not, be recognized as either assets or liabilities on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in current period earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives not designated as hedging instruments or that do not qualify for hedge treatment, as well as the ineffective portion of a particular derivative instrument designated and qualifying as a hedge, must be recognized currently in the income statement.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

         The Company selectively hedges its interest rate and foreign currency exposures when it is practicable and cost-effective to do so, on a non-speculative basis. The Company also enters into contracts with certain customers and vendors in which prices for the Company's normal sales and purchases may be fixed for periods of time, or may have automatic price adjustment features related to changes in costs of raw materials or other components. Based on the terms of these contracts, which provide for sale or purchase of items, other than a financial instrument or derivative instrument, that will result in physical delivery of such items in quantities expected to be sold or used by the Company over a reasonable period in the normal course of business, such contracts are deemed to meet the normal purchases and normal sales exception of SFAS No. 133 and, therefore, are neither considered to be nor accounted for as derivative financial instruments.

         The Company had no outstanding derivative financial instruments designated as hedges as of January 1, 2001. The Company recorded no cumulative effect of adopting SFAS 133. During the first quarter of 2001, the Company entered into interest rate swap agreements to fix the variable rate component of certain of its variable rate long-term debt. These interest rate swap contracts were designated as cash flow hedges and qualified for short-cut method treatment under SFAS No 133. As such, the Company assumed there was no ineffectiveness of these hedge contracts, and accordingly, no gain or loss was recorded in the income statement relative to the changes in fair value of these interest rate swap contracts, but instead the changes in fair value of the contracts were reflected in other comprehensive income (loss).

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

RESULTS OF OPERATIONS

Net Sales

         Net sales increased by $6.1 million in the three month period ended March 31, 2001 compared with the corresponding period of the preceding year. This increase was a result of an increase in sales volumes and somewhat higher average selling prices, partially offset by unfavorable changes in currency exchange rates. Net sales increased by $8.6 million in the quarter due to changes in sales volumes which increased in total by two percent compared with the same quarter of the prior year. Sales volumes for the quarter increased at the U.S. business unit by 14 percent as a result of higher sales of tobacco-related papers, partially offset by lower sales of commercial and industrial papers. For the French business unit, sales volumes increased by three percent, with higher sales of both tobacco-related papers and reconstituted tobacco leaf products. For the Brazilian business unit, sales volumes declined by 11 percent, with lower sales of commercial and industrial papers more than offsetting improvements in tobacco-related papers. Sales volumes of all three business segments had been unfavorably impacted in the first quarter of 2000 by a shift of sales volumes related to Year 2000 concerns of certain customers which increased their year-end 1999 inventories. Higher average selling prices had a positive $0.9 million impact on the net sales comparison. Changes in currency exchange rates had an unfavorable impact of $3.4 million on the net sales comparison, as a result of a stronger U.S. dollar versus the euro and the Brazilian real compared with the same quarter of the prior year.

Operating Profit

         Operating profit decreased by $3.6 million in the three month period ended March 31, 2001 compared with the corresponding period of the preceding year, with declines in each of the three business segments. Operating profit was unfavorably impacted in all three business segments by higher per ton wood pulp costs and increased energy prices of $2.3 million each, or together by $4.6 million. Operating profit in the United States declined by $1.6 million as a result of higher operating expenses of $2.0 million compared with the prior year at the Spotswood, New Jersey mill, along with increased energy, wood pulp, pension and other benefit costs and higher nonmanufacturing expenses. These negative factors were partially offset by the benefits in the United States of increased production and sales volumes and improved mill operations other than at Spotswood. Operating profit in Brazil decreased by $1.2 million as higher wood pulp and energy costs, increased local business taxes and a decline in sales of printing and writing grades of papers more than offset the benefits of increased tobacco-related paper sales volumes and higher average selling prices. Operating profit for the French business unit decreased by $0.6 million as a result of higher wood pulp and energy costs and increased nonmanufacturing expenses, partially offset by increased sales volumes and higher average selling prices. Nonmanufacturing expenses increased by $1.1 million during the quarter as a result of higher general, research and selling expenses. Higher general expenses were caused by increased pension and other benefit costs in the United States and outside consulting expenses in France associated with cost reduction activities. Research expenses increased in the United States and Brazil in support of new product development activities. Increased selling expenses were incurred in France.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

NON-OPERATING EXPENSES

         Interest expense was lower by $0.2 million for the three month period ended March 31, 2001 compared with the corresponding period of the preceding year. In 2001, a larger amount of interest was capitalized to capital projects than during the comparable period of 2000. The favorable effect of lower average interest rates in the United States during 2001 was offset by higher average interest rates in France. Other income, net consisted primarily of interest income, royalty income and foreign currency transaction gains and losses in each of the periods presented, and a favorable settlement in the 2000 period related to a prior-period claim.

INCOME TAXES

         The effective income tax rate for the three month period ended March 31, 2001 was 36.6 percent compared with 33.9 percent for the corresponding period of 2000. The three month period ended March 31, 2000 benefited from favorable tax treatment of a settlement related to a prior-period claim. The effective income tax rate for the three month period of 2001 benefited from a decrease in the French corporate income tax rate from 37.7 percent for 2000 to
36.3 percent for 2001.

LIQUIDITY AND CAPITAL RESOURCES

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  (U.S. $ in millions)
Cash Provided by (Used for):                        2001        2000
----------------------------                       ------      ------

Changes in operating working capital ........      $ (8.4)     $ (6.7)
Advance payments from customers .............        21.0          --
Operations ..................................        24.6         9.1
Capital spending ............................       (19.4)       (3.3)
Purchases of treasury stock .................          --        (2.9)

         The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. The Company's net cash provided by operations increased from $9.1 million to $24.6 million for the three months ended March 31, 2000 compared with March 31, 2001, primarily due to $21.0 million obtained in the 2001 period from advance payments from customers for future product purchases for which the Company has recorded Noncurrent Deferred Revenue, which will be amortized into Net Sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of future product sales. Changes in operating working capital contributed unfavorably to cash flow by $8.4 million and $6.7 million in the three month periods ended March 31, 2001 and 2000, respectively, due in each period primarily to a decrease in accounts payable.

         Capital spending in the three month period ended March 31, 2001 included $15.3 million toward the implementation of the banded cigarette paper project at the Spotswood mill. During the first three months of 2000, capital spending included $1.2 million toward two projects at the Spotswood mill for a new high-speed slitter and for a mill effluent solids removal system.

         During the quarter ended March 31, 2000, the Company repurchased a total of 206,400 shares of its common stock for $2.9 million. During 2000, the Company's Board of Directors authorized the repurchase of additional shares of the Company's common stock during the period January 1, 2001 through December 31, 2002 in an amount not to exceed $20 million. During the first quarter of 2001, the Company did not repurchase any shares of its common stock. Common stock repurchases in 2001 will be dependent upon various factors, including cash availability, the stock price and strategic opportunities.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

         On April 26, 2001, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on June 11, 2001 to stockholders of record on May 14, 2001.

         The Company's ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, including the banded cigarette paper project, stockholder dividends, purchases of Company stock and working capital. Other than expenditures associated with capital projects, the Company had no material outstanding commitments as of March 31, 2001.

         The Company believes its cash flow from operations, including advance payments from customers for future product purchases, together with borrowings available under its revolving credit and other credit facilities, will be sufficient to fund its ongoing cash requirements.

         Outstanding term loans under the Company's current bank Credit Agreement are payable in three equal semiannual installments beginning in January 2002 based on existing terms. The Company has reflected the first installment payment totaling approximately $26.2 million in Current Liabilities rather than in Long-Term Debt on its consolidated balance sheet as of March 31, 2001. However the Company intends to refinance such loans with long-term financing prior to the first installment payment date.

         Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of these new accounting standards had no material effect on the Company's consolidated financial position or results of operations.

OUTLOOK

         Cigarette consumption and production in the United States continue to decline as a result of declines in domestic cigarette consumption and exports of cigarettes manufactured in the United States, however the decline in 2000 and thus far in 2001 is at a lower rate than in 1998 and 1999. Sales volumes of the Company's U.S. business segment appear to have stabilized. The negative impact of lower U.S. cigarette production is being more than offset by the Company's increased market share within the North American market and this trend is expected to continue. Outside the United States, trends of improvement are expected to continue in tobacco-related paper sales in Eastern and Western Europe and Latin America. Growth in full year French reconstituted tobacco leaf sales volumes is anticipated for 2001 compared with 2000.

         Although the Company's Brazilian business experienced improvement in its sales of tobacco-related papers in the first quarter of 2001 compared with the comparable period of the prior year both within Brazil and in Latin American countries outside of Brazil, that increase was more than offset by a significant decline in its sales of printing and writing papers as a result of both a slowdown in the Brazilian printing and writing papers market as well as by a decision by the Company to reduce its sales of certain grades of these papers that are being negatively impacted by ICMS, a form of value-added business tax. Beginning in December 2000, the Company's Brazilian business changed the treatment of ICMS tax credits as a result of the Assessment received that month (see Legal Proceedings in Note 6 to the Notes to Unaudited Consolidated Financial Statements). This resulting increase in local business taxes unfavorably impacted cost of sales for these products and necessitated implementation of a plan to change the mix of commercial and industrial papers sold within Brazil to minimize the ongoing negative impact of this change in local business taxes on the financial results. This transition in the mix of products sold in Brazil is expected to require several quarters to be completed.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

         Production downtime was taken during the first quarter of 2001 at the Company's Brazilian business as a result of the decline in printing and writing paper sales. Additional downtime may be necessary during the remainder of 2001 while the Company continues to change its commercial and industrial papers product mix to transition away from those printing and writing grades affected by the increased local business taxes.

         The implementation of an export tax on some components and raw materials used in the manufacturing of cigarettes that was enacted in Brazil during the third quarter of 2000 has had an unfavorable impact on the financial results of the Company's Brazilian operations, which unfavorable impact is expected to continue.

         During 2000, the Company and Philip Morris reached agreement to proceed with the modification of paper machines and related manufacturing equipment at the Company's Spotswood mill to produce commercial quantities of a new proprietary banded cigarette paper for Philip Morris. Capital spending for the implementation of the banded cigarette paper project is currently expected to total approximately $40 million for the full year 2001. The Company does not expect this project to impair its ability to pursue other appropriate business opportunities. Funding for the Spotswood mill conversion and increased working capital requirements will come from internal sources and from advance payments by Philip Morris against future product purchases. Spotswood mill operating expenses are expected to continue being a negative factor for the balance of 2001 due to the unfavorable impact of the capital project on mill operations, although improvement is anticipated in subsequent quarters.

         The Company experienced higher energy and pulp costs in the first quarter of 2001 compared with the comparable period of the prior year. Higher energy costs may persist throughout 2001. However, the per ton cost of wood pulp declined during the first quarter of 2001 compared with the last half of 2000 and should provide a positive quarter-to-quarter comparison in the second quarter of 2001.

         Worldwide demand for tobacco-related papers remains below worldwide capacity for such papers despite actions by suppliers to shut-down less efficient machines. The combination of this continuing excess worldwide capacity for tobacco-related papers and the strong U.S. dollar versus European and other foreign currencies is making it difficult to increase selling prices to offset the Company's negative cost pressures.

         Cost reduction continues to be a priority in each of the Company's business segments. Future periods are expected to benefit from various cost savings programs and certain past and future capital projects.

         The French corporate income tax rate declined from 37.7 percent for 2000 to 36.3 percent for 2001. The Company expects its consolidated effective income tax rate to be approximately 35 to 36 percent for the balance of 2001.

         Excluding capital spending associated with the banded cigarette paper project, the Company expects to control its capital spending to approximately $20 to $25 million for 2001, approximately the level of depreciation.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this report, particularly in the foregoing discussion regarding the "Outlook" of the Company, constitute forward-looking statements, generally identified by phrases such as "the Company expects" or "the Company anticipates", as well as by use of words of similar effect, such as "appears", "could", "should", "may" and "typically." This report contains many such forward-looking statements, including statements regarding management's expectations of future selling prices for the Company's products, future market prices for wood pulp used by the Company, expected sales volumes trends, new product introductions, anticipated cost savings, anticipated financial and operational results, anticipated capital spending, anticipated tax and other governmental actions, contingencies, anticipated common stock share repurchases and other expected transactions of the Company. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the results of the Company will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates. Certain factors in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 2001 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. In addition to those mentioned above, certain factors that could cause the Company's future results to differ materially from those expressed in any such forward-looking statements are discussed in the Company's 2000 Annual Report on Form 10-K, Part II, Item 7, under the heading "Factors That May Affect Future Results."

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         15.      Independent Accountants' Report, dated April 18, 2001 from
                  Deloitte & Touche LLP to Schweitzer-Mauduit International,
                  Inc.

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

  Schweitzer-Mauduit International, Inc.
               (Registrant)


By:      /s/ PAUL C. ROBERTS               By:    /s/  WAYNE L. GRUNEWALD
    --------------------------------           --------------------------------
         Paul C. Roberts                         Wayne L. Grunewald
         Chief Financial Officer and             Controller
         Treasurer                               (principal accounting officer)
         (duly authorized officer and
         principal financial officer)

May 8, 2001                                May 8, 2001

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

15.            ---  Independent Accountants' Report, dated April 18, 2001 from
                    Deloitte & Touche LLP to Schweitzer-Mauduit International, Inc.

23.            ---  Independent Accountants' Consent.