Form 10-Q
period 2001-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2001-08-02
CIK 1000623

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001

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

Yes [X].  No [ ].

As of June 30, 2001, 14,834,709 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                     FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,                 ENDED JUNE 30,
                                                                   -----------------------         -----------------------
                                                                     2001            2000            2001            2000
                                                                   -------         -------         -------         -------
Net Sales .................................................        $ 125.3         $ 121.7         $ 249.4         $ 239.7
     Cost of products sold ................................           98.3            99.8           202.9           195.8
                                                                   -------         -------         -------         -------
Gross Profit ..............................................           27.0            21.9            46.5            43.9
     Selling expense ......................................            5.4             4.7            10.0             9.1
     Research expense .....................................            1.9             1.5             3.9             3.2
     General expense ......................................            5.2             4.6            10.3             9.1
     Restructuring Charge (See Note 8) ....................            4.6              --             4.6              --
                                                                   -------         -------         -------         -------
 Operating Profit .........................................            9.9            11.1            17.7            22.5
     Interest expense .....................................           (1.1)           (1.6)           (2.4)           (3.1)
     Other income, net ....................................            0.5             0.5             1.1             2.1
                                                                   -------         -------         -------         -------
Income Before Income Taxes and Minority Interest ..........            9.3            10.0            16.4            21.5
     Provision for income taxes ...........................            3.6             2.5             6.2             6.4
                                                                   -------         -------         -------         -------
Income Before Minority Interest ...........................            5.7             7.5            10.2            15.1
     Minority interest in earnings of subsidiaries ........            1.0             1.1             1.7             1.9
                                                                   -------         -------         -------         -------
Net Income................................................         $   4.7         $   6.4         $   8.5         $  13.2
                                                                   =======         =======         =======         =======

Net Income per Common Share:
     Basic................................................         $   .33         $   .41         $   .58         $   .85
                                                                   =======         =======         =======         =======
     Diluted..............................................         $   .32         $   .41         $   .57         $   .85
                                                                   =======         =======         =======         =======

Cash Dividends Declared per Common Share..................         $   .15         $   .15         $   .30         $   .30
                                                                   =======         =======         =======         =======


            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                                               JUNE 30,     DECEMBER 31,
                                                                                                 2001          2000
------------------------------------------------------------------------------------------------------------------------------------

                                     ASSETS
Current Assets
     Cash and cash equivalents .........................................................        $ 21.8         $ 23.6
     Accounts receivable ...............................................................          78.7           77.7
     Inventories .......................................................................          67.2           64.5
     Current income tax refunds receivable .............................................           3.2            2.9
     Deferred income tax benefits ......................................................           4.1            4.8
     Prepaid expenses ..................................................................           3.5            1.7
                                                                                                ------         ------
         Total Current Assets ..........................................................         178.5          175.2
                                                                                                ------         ------

 Gross Property ........................................................................         477.0          462.0
     Less accumulated depreciation .....................................................         211.2          212.5
                                                                                                ------         ------
         Net Property ..................................................................         265.8          249.5
                                                                                                ------         ------

Noncurrent Deferred Income Tax Benefits ................................................           1.8            1.0
                                                                                                ------         ------

Deferred Charges and Other Assets ......................................................          15.5           16.0
                                                                                                ------         ------

Total Assets ...........................................................................        $461.6         $441.7
                                                                                                ======         ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt .................................................        $ 29.3         $  3.6
     Other short-term debt .............................................................           4.6            2.0
     Accounts payable ..................................................................          47.0           52.7
     Accrued expenses ..................................................................          52.9           52.1
                                                                                                ------         ------
         Total Current Liabilities .....................................................         133.8          110.4
                                                                                                ------         ------

Long-Term Debt .........................................................................          66.4           97.7
                                                                                                ------         ------
Noncurrent Deferred Income Tax Liabilities .............................................          17.0           14.9
                                                                                                ------         ------
Noncurrent Deferred Revenue ............................................................          46.0           10.0
                                                                                                ------         ------
Other Noncurrent Liabilities ...........................................................          27.7           22.4
                                                                                                ------         ------
Minority Interest ......................................................................           3.9            6.4
                                                                                                ------         ------
Contingencies (See Notes 5 and 6)
Stockholders' Equity
     Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued .......            --             --
     Common Stock -$.10 par value - 100,000,000 shares authorized,
         16,078,733 shares issued ......................................................           l.6            1.6
     Additional paid-in capital ........................................................          60.6           60.5
     Common stock in treasury, at cost - 1,244,024 and 1,288,471 shares at June 30, 2001
         and December 31, 2000, respectively ...........................................         (19.8)         (20.5)
     Retained earnings .................................................................         179.3          175.3
     Unearned compensation .............................................................          (0.6)          (0.3)
     Accumulated other comprehensive loss ..............................................         (54.3)         (36.7)
                                                                                                ------         ------
         Total Stockholders' Equity ....................................................         166.8          179.9
                                                                                                ------         ------

Total Liabilities and Stockholders' Equity .............................................        $461.6         $441.7
                                                                                                ======         ======


            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               U.S. $ IN MILLIONS
                                   (UNAUDITED)


                                                             COMMON STOCK ISSUED                TREASURY STOCK            ADDITIONAL
                                                      -------------------------------      --------------------------      PAID-IN
                                                         SHARES             AMOUNT           SHARES         AMOUNT          CAPITAL
                                                      -------------      ------------      ------------  ------------     ----------
BALANCE, DECEMBER 31, 1999 .......................       16,078,733      $        1.6           441,845  $       (8.0)    $   60.7

Net income for the six months
     ended June 30, 2000 .........................
Adjustments to unrealized foreign
     currency translation ........................

     Comprehensive income ........................

Dividends declared ($0.30 per share) .............
Purchases of treasury stock ......................                                              375,200          (5.4)
Restricted stock issuances .......................                                              (30,000)          0.6         (0.2)
Stock issued to directors as compensation ........               --                --            (3,119)           --           --
                                                      -------------      ------------      ------------  ------------     --------
BALANCE, JUNE 30, 2000 ...........................       16,078,733               1.6           783,926         (12.8)        60.5

Net income for the six months
     ended December 31, 2000 .....................
Adjustments to unrealized foreign
     currency translation ........................
       Comprehensive income ......................

Dividends declared ($0.30 per share) .............
Purchases of treasury stock ......................                                              507,500          (7.8)
Amortization of unearned compensation ............
Stock issued to directors as compensation ........                                               (2,355)          0.1
Issuance of shares for options exercised .........               --                --              (600)           --           --
                                                       ------------      ------------      ------------      --------     --------

BALANCE, DECEMBER 31, 2000 .......................       16,078,733               1.6         1,288,471         (20.5)        60.5

Net income for the six months
     ended June 30, 2001 .........................
Change in unrealized fair value
     of derivative instruments ...................
Adjustments to unrealized foreign
     currency translation ........................

     Comprehensive loss ..........................

Dividends declared ($0.30 per share) .............
Restricted stock issuances .......................                                              (20,000)          0.3          0.1
Amortization of unearned compensation ............
Stock issued to directors as compensation ........                                               (1,647)          0.1
Issuance of shares for options exercised .........               --                --           (22,800)          0.3           --
                                                       ------------      ------------      ------------      --------     --------

BALANCE, JUNE 30, 2001 ...........................       16,078,733      $        1.6         1,244,024      $  (19.8)    $     60
                                                       ============      ============      ============      ========     ========

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                           RETAINED        UNEARNED          COMPREHENSIVE
                                                           EARNINGS      COMPENSATION             LOSS                  TOTAL
                                                       ------------      ------------        ------------            ------------
BALANCE, DECEMBER 31, 1999 .......................     $      156.7                          $      (26.8)           $     184.2

Net income for the six months
     ended June 30, 2000 .........................             13.2                                                         13.2
Adjustments to unrealized foreign
     currency translation ........................                                                   (5.2)                  (5.2)
                                                                                                                     -----------
     Comprehensive income ........................                                                                           8.0

Dividends declared ($0.30 per share) .............             (4.6)                                                        (4.6)
Purchases of treasury stock ......................                                                                          (5.4)
Restricted stock issuances .......................                       $       (0.4)
Stock issued to directors as compensation ........               --                --                  --                     --
                                                       ------------      ------------        ------------            -----------
BALANCE, JUNE 30, 2000 ...........................            165.3              (0.4)              (32.0)                 182.2

Net income for the six months
     ended December 31, 2000 .....................             14.6                                                         14.6
Adjustments to unrealized foreign
     currency translation ........................                                                   (4.7)                  (4.7)
                                                                                                                     -----------
     Comprehensive income ........................                                                                           9.9

Dividends declared ($0.30 per share) .............             (4.6)                                                        (4.6)
Purchases of treasury stock ......................                                                                          (7.8)
Amortization of unearned compensation ............                                0.1                                        0.1
Stock issued to directors as compensation ........                                                                           0.1
Issuance of shares for options exercised .........               --                --                  --                     --
                                                       ------------      ------------        ------------            -----------

BALANCE, DECEMBER 31, 2000 .......................            175.3              (0.3)              (36.7)                 179.9

Net income for the six months
     ended June 30, 2001 .........................              8.5                                                          8.5
Change in unrealized fair value
     of derivative instruments ...................                                                   (0.6)                  (0.6)
Adjustments to unrealized foreign
     currency translation ........................                                                  (17.0)                 (17.0)
                                                                                                                      ----------
     Comprehensive loss ..........................                                                                          (9.1)

Dividends declared ($0.30 per share) .............             (4.5)                                                        (4.5)
Restricted stock issuances .......................                               (0.4)                                        --
Amortization of unearned compensation ............                                0.1                                        0.1
Stock issued to directors as compensation ........                                                                           0.1
Issuance of shares for options exercised .........               --                --                  --                    0.3
                                                       ------------      ------------        ------------            ------------
BALANCE, JUNE 30, 2001 ...........................     $      179.3      $       (0.6)       $      (54.3)           $     166.8
                                                       ============      ============        ============            ===========

            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               U.S. $ IN MILLIONS
                                   (UNAUDITED)

                                                                                                  FOR THE SIX MONTHS
                                                                                                     ENDED JUNE 30,
                                                                                                ---------------------
                                                                                                 2001           2000
                                                                                                ------         ------
Operations
     Net income ........................................................................        $  8.5         $ 13.2
     Non-cash items included in net income:
         Depreciation and amortization .................................................          10.8           11.2
         Deferred income tax provision .................................................           2.0            3.5
         Minority interest in earnings of subsidiaries .................................           1.7            1.9
         Other .........................................................................           1.6            0.4
     Advance payments from customers ...................................................          36.0             --
     Changes in operating working capital ..............................................         (10.7)         (12.6)
                                                                                                ------         ------
              Cash Provided by Operations ..............................................          49.9           17.6
                                                                                                ------         ------
Investing
     Capital spending ..................................................................         (41.9)          (7.5)
     Capitalized software costs ........................................................          (0.4)          (0.8)
     Other .............................................................................          (4.4)           0.5
                                                                                                ------         ------
              Cash Used for Investing ..................................................         (46.7)          (7.8)
                                                                                                ------         ------
Financing
     Cash dividends paid to SWM stockholders ...........................................          (4.5)          (4.6)
     Cash dividends paid to minority owner .............................................          (3.4)          (4.6)
     Changes in short-term debt ........................................................           2.6           (1.8)
     Proceeds from issuances of long-term debt .........................................           3.5            4.5
     Payments on long-term debt ........................................................          (3.5)          (3.1)
     Purchases of treasury stock .......................................................            --           (5.4)
     Proceeds from exercise of stock options ...........................................           0.3             --
                                                                                                ------         ------
              Cash Used for Financing ..................................................          (5.0)         (15.0)
                                                                                                ------         ------

Decrease in Cash and Cash Equivalents ..................................................          (1.8)          (5.2)

Cash and Cash Equivalents at Beginning of Period .......................................          23.6           15.1
                                                                                                ------         ------

Cash and Cash Equivalents at End of Period .............................................        $ 21.8         $  9.9
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

     Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average numbers of common shares used in the calculations of basic net income per common share for the three and six month periods ended June 30, 2001 were 14,776,000 and 14,768,600, respectively, and for the three and six month periods ended June 30, 2000 were approximately 15,352,400 and 15,451,900, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three and six month periods ended June 30, 2001 were 14,993,800 and 14,975,000, respectively, and for the three and six month periods ended June 30, 2000 were approximately 15,389,300 and 15,488,100, respectively. Potential common shares are those related to stock options and restricted stock outstanding and directors' accumulated deferred stock compensation balances during the respective periods.

NOTE 3.           INVENTORIES

     The following schedule details inventories by major class:

                                                                       June 30,         December 31,
                                                                         2001               2000
                                                                      ---------         ------------
At the lower of cost on the First-In, First-Out
  (FIFO) and weighted average methods or market:
     Raw materials ...............................................      $   25.1          $   28.7
     Work in process .............................................           7.2               6.1
     Finished goods ..............................................          28.4              23.7
     Supplies and other ..........................................          11.9              12.2
                                                                        --------          --------
                                                                            72.6              70.7
Excess of FIFO cost over Last-In, First-Out (LIFO) cost ..........          (5.4)             (6.2)
                                                                       ---------          ---------

       Total .....................................................      $   67.2          $   64.5
                                                                        ========          ========

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 4.           INCOME TAXES

     The effective income tax rates for the three and six month periods ended June 30, 2001 were 38.7 percent and 37.8 percent, respectively, compared with
25.0 percent and 29.8 percent for the respective corresponding periods of 2000. The three and six month periods ended June 30, 2000 benefited from a $1.0 favorable adjustment to reduce Spanish deferred income tax valuation allowances. The six month period ended June 30, 2000 also benefited from favorable tax treatment of a settlement related to a prior-period claim. The effective income tax rates for the three and six month periods of 2001 benefited from a decrease in the French corporate income tax rate from 37.7 percent for 2000 to 36.3 percent for 2001.

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

NOTE 6.           LEGAL PROCEEDINGS

     On December 27, 2000, the Company's subsidiary in Brazil, Schweitzer-Mauduit do Brasil, S.A. ("SWM-B") received two assessments from the tax authorities of the State of Rio de Janeiro, Brazil concerning Imposto sobre Circulacao de Mercadorias e Servicos ("ICMS"), a form of value-added tax, consisting of unpaid ICMS taxes from January 1995 through November 2000, together with interest and penalties in the total amount of approximately $13.6, based on the foreign currency exchange rate at December 31, 2000 (the "Assessment"). The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. A portion of the Assessment, estimated at December 31, 2000 at approximately $6.9, relates to tax periods that predate the Company's acquisition of Companhia Industrial de Papel Pirahy ("Pirahy"), the predecessor in name to SWM-B, and is covered by an indemnification from the sellers of Pirahy. Administrative appeals were filed and in April 2001 an adverse ruling was received as to the portion of the Assessment that covered primarily the period of the Company's ownership

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


of SWM-B. The balance of the Assessment is still under administrative review. Following the adverse decision at the administrative level, a judicial action was filed in Rio de Janeiro and SWM-B was recently advised that enforcement of the affected portion of the Assessment was enjoined by the court, without any requirement for a deposit, pending final determination of SWM-B's action to annul the tax debt. SWM-B continues to vigorously contest the Assessment on both procedural and constitutional grounds and believes that the Assessment will ultimately be resolved in its favor. However, the final resolution of this matter will most likely entail both administrative and judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years. No liability has been recorded in the Company's financial statements for the Assessment. In December 2000, SWM-B suspended the further accrual and application of ICMS tax credits generated on immune products to reduce its possible exposure to future ICMS tax assessments. A reserve of $1.1 was recorded for the entire asset balance of unused ICMS tax credits as of December 31, 2000.

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

     In April 2001, SWM-B received a third ICMS tax assessment for penalty only in the amount of approximately $0.3 related to its revised treatment of the ICMS tax credits relating to consignment pulp. The State of Rio de Janeiro tax authorities contend that the Company revised its position on the credits associated with consignment pulp in response to an open tax audit and is therefore subject to penalties. The Company believes this assessment is without basis as the ICMS audit was closed prior to February 2001 and no ongoing inquiry was active at the time the Company adjusted these ICMS credits. The Company is vigorously challenging this assessment.

     The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without a material adverse effect on the Company's consolidated financial statements.

NOTE 7.           BUSINESS SEGMENT REPORTING

     The Company is operated and managed based on the geographical location of its manufacturing operations: the United States, France and Brazil. These business segments manufacture and sell cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette, reconstituted tobacco products and paper products used in cigarette packaging. While the products are similar in each segment, they vary based on the technological capabilities of each of the manufacturing operations and the respective markets and customers served. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

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

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     Intercompany sales of products between segments are made at market prices and are referred to as intersegment sales. Expense amounts not associated with segments are referred to as unallocated expenses. Eliminations and unallocated assets include receivables from other segments and immaterial balances of the Company's international holding company in Spain.


                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------                        % OF CONSOLIDATED
                                                   JUNE 30,           JUNE 30,      % CHANGE        -------------------
NET SALES                                            2001               2000        VS. 2000         2001         2000
                                                   --------           --------      --------        ------       ------
United States .................................     $  42.5            $ 39.8         + 6.8%         33.9%         32.7%
France ........................................        71.0              64.7         + 9.7          56.7          53.2
Brazil ........................................        14.6              17.2         -15.1          11.7          14.1
                                                    -------           -------
         Subtotal .............................       128.1             121.7
Intersegment sales by:
     United States ............................          --                --                          --            --
     France ...................................        (1.7)               --                        (1.4)           --
     Brazil ...................................        (1.1)               --                        (0.9)           --
                                                    -------           -------                       -----         -----
         Consolidated .........................     $ 125.3           $ 121.7         + 3.0%        100.0%        100.0%
                                                    =======           =======                       =====         =====

                              FOR THE THREE MONTHS ENDED
                              --------------------------              % OF CONSOLIDATED     % RETURN ON SALES
                              JUNE 30,          JUNE 30,  % CHANGE    -----------------     -----------------
OPERATING PROFIT                2001              2000    VS. 2000     2001       2000       2001       2000
----------------              --------          --------  --------    ------     ------     ------     ------
United States..............    $   2.0           $  0.1       N.M.      20.2%      0.9%       4.7%       0.3%
France.....................       12.8             10.8    + 18.5%     129.3      97.3       18.0       16.7
Brazil.....................       (3.0)             1.5       N.M.     (30.3)     13.5      (20.5)       8.7
Unallocated expenses.......       (1.9)            (1.3)               (19.2)    (11.7)
                               -------           ------                -----     -----
         Consolidated......    $   9.9           $ 11.1    - 10.8%     100.0%    100.0%       7.9%       9.1%
                               =======           ======                =====     =====

                                                      FOR THE SIX MONTHS ENDED
                                                      ------------------------                       % OF CONSOLIDATED
                                                      JUNE 30,        JUNE 30,     % CHANGE         --------------------
NET SALES                                               2001            2000       VS. 2000          2001          2000
                                                      --------        --------     --------         ------        ------
United States .................................        $ 87.2         $ 77.9         +11.9%          35.0%          32.5%
France ........................................         136.3          128.7         + 5.9           54.6           53.7
Brazil ........................................          29.6           33.1         -10.6           11.9           13.8
                                                       ------         ------
         Subtotal .............................         253.1          239.7
Intersegment sales by:
     United States ............................            --             --                           --             --
     France ...................................          (1.8)            --                         (0.7)            --
     Brazil ...................................          (1.9)            --                         (0.8)            --
                                                      -------         ------                        -----          -----
         Consolidated .........................       $ 249.4         $239.7        + 4.0%          100.0%         100.0%
                                                      =======         ======                        =====          =====

                                     FOR THE SIX MONTHS ENDED
                                     ------------------------                   % OF CONSOLIDATED     % RETURN ON SALES
                                     JUNE 30,        JUNE 30,    % CHANGE       -----------------     -----------------
OPERATING PROFIT                       2001            2000      VS. 2000        2001       2000       2001       2000
                                     --------        --------    --------       ------     ------     ------     ------
United States ....................   $   2.1         $   1.8     + 16.7%         11.9%        8.0%      2.4%       2.3%
France ...........................      21.9            20.5     +  6.8         123.7        91.1      16.1       15.9
Brazil ...........................      (2.9)            2.8        N.M.        (16.4)       12.4      (9.8)       8.5
Unallocated expenses .............      (3.4)           (2.6)                   (19.2)      (11.5)
                                     -------         -------                    -----       -----
         Consolidated ............   $  17.7         $  22.5     - 21.3         100.0%      100.0%      7.1%       9.4%
                                     =======         =======                    =====       =====


N.M. - Not Meaningful

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

                                                                                        % OF CONSOLIDATED
                                             JUNE 30,          DECEMBER 31,           ----------------------
TOTAL ASSETS                                  2001                 2000               2001              2000
                                           --------             --------              ----              ----
United States.........................     $  201.4             $  155.4              43.6%             35.2%
France................................        213.6                232.6              46.3              52.7
Brazil................................         46.2                 53.9              10.0              12.2
Eliminations and unallocated assets...          0.4                 (0.2)              0.1              (0.1)
                                           --------             --------             -----             -----
         Consolidated.................     $  461.6             $  441.7             100.0%            100.0%
                                           ========             ========             =====             =====


     Approximately 60 percent of the Company's assets and liabilities are outside of the United States, substantially all of which are in France or Brazil. The balance sheets of the Company's foreign subsidiaries are translated at period-end currency exchange rates, and the differences from historical exchange rates are reflected in accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments. Negative unrealized foreign currency translation adjustments, as well as the asset reductions for France and Brazil shown above, are primarily due to a stronger U.S. dollar against the euro and the Brazilian real at June 30, 2001 versus December 31, 2000.

NOTE 8.           RESTRUCTURING CHARGE

     In the second quarter of 2001, the Company recorded a pre-tax charge of $4.6 related to changes in business conditions of the Company's Brazilian business and the resulting decision to exit the printing and writing uncoated papers market and shut down one of its paper machines and associated equipment. Non-cash write-downs of equipment represented $4.1 of the second quarter pre-tax charge. The balance of the second quarter charge was primarily for write-downs of related inventories, spare parts and machine clothing.

     In addition, a further pre-tax charge of approximately $0.5 to $0.7 will be recorded by the Company's Brazilian business in the third quarter of 2001, primarily related to employee termination and severance costs as a result of the decisions to exit the printing and writing uncoated papers market and to shut down one of its paper machines.

NOTE 9.           DERIVATIVE FINANCIAL INSTRUMENTS

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

     The Company had no outstanding derivative financial instruments designated as hedges as of January 1, 2001. The Company recorded no cumulative effect of adopting SFAS 133. During the first quarter of 2001, the Company entered into interest rate swap agreements to fix the variable rate component of certain of its variable rate long-term debt. These interest rate swap contracts were designated as cash flow hedges and qualified for short-cut method treatment under SFAS No 133. As such, the Company assumed there was no ineffectiveness of these hedge contracts, and accordingly, no gain or loss was recorded in the income statement relative to the changes in fair value of these interest rate swap contracts, but instead the changes in fair value of the contracts were reflected in other comprehensive income (loss). There were no new derivative contract agreements entered into by the Company during the second quarter of 2001.

NOTE 10.          NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method of accounting. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which will be effective for the Company beginning January 1, 2002. The Company is evaluating the effects of these new accounting standards, however the Company does not anticipate any material effect on its financial statements.

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

RESULTS OF OPERATIONS

Net Sales

     Net sales increased by $3.6 million in the three month period ended June 30, 2001 compared with the corresponding period of the preceding year. This increase was a result of changes in sales volumes and higher average selling prices, partially offset by unfavorable changes in currency exchange rates. Although sales volumes for the quarter decreased in total by one percent compared with the same quarter of the prior year, changes in sales volumes contributed favorably to the net sales comparison by $5.3 million in the quarter. Sales volumes for the quarter increased by eight percent for the French business unit, with higher sales of both tobacco-related papers and reconstituted tobacco leaf products. For the U.S. business unit, sales volumes decreased by five percent with declines in sales of both commercial and industrial and tobacco-related papers. For the Brazilian business unit, sales volumes declined by 15 percent, with lower sales of commercial and industrial papers more than offsetting improvements in tobacco-related papers. This tobacco-related papers sales volume improvement was primarily within the Brazilian market due, in part, to an increase in inventories by a major customer. Lower sales of commercial and industrial papers in Brazil were caused by a decline in printing and writing uncoated grades of paper due to a slowdown in the Brazilian printing and writing papers market as well as by a decision by the Company to reduce its sales of certain grades of these papers that had been negatively impacted by ICMS, a form of value-added business tax. In addition, an electricity rationing program in Brazil resulted in reduced production of printing and writing grades of papers. Higher average selling prices had a positive $3.6 million impact on the net sales comparison. Higher average selling prices were experienced in the French, U.S. and Brazilian businesses. The improvement in average selling prices in the quarter included the benefit of certain retroactive price increases in the United States of approximately $1.3 million related to prior periods, primarily the first quarter of 2001. Changes in currency exchange rates had an unfavorable impact of $5.3 million on the net sales comparison, as a result of a stronger U.S. dollar versus the euro and the Brazilian real compared with the same quarter of the prior year.

     Net sales increased by $9.7 million in the six month period ended June 30, 2001 compared with the corresponding period of the preceding year. This increase was a result of changes in sales volumes and higher average selling prices, partially offset by unfavorable changes in currency exchange rates. Net sales increased by $13.9 million in the period due to changes in sales volumes which increased in total by one percent compared with the same six month period of the prior year. Sales volumes increased at the French business unit by six percent, with higher sales of both tobacco-related papers and reconstituted tobacco leaf products. Sales volumes of the U.S. business unit increased by four percent, primarily as a result of higher sales of tobacco-related papers. For the Brazilian business unit, sales volumes declined by 13 percent, with lower sales of commercial and industrial papers more than offsetting improvements in tobacco-related papers (see further comments regarding the mix of sales by the Company's Brazilian business in the previous paragraph). Sales volumes of all three business segments had been unfavorably impacted in the first quarter of 2000 by a shift of sales volumes related to Year 2000 concerns of certain customers which increased their year-end 1999 inventories. Higher average selling prices had a positive $4.5 million impact on the net sales comparison. Changes in currency exchange rates had an unfavorable impact of $8.7 million on the net sales comparison, as a result of a stronger U.S. dollar versus the euro and the Brazilian real compared with the same period of the prior year.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


Operating Profit

     Operating profit decreased by $1.2 million in the three month period ended June 30, 2001 compared with the corresponding period of the preceding year. Excluding a $4.6 million pre-tax charge recorded by the Company's Brazilian business (see "Brazilian Restructuring" below), operating profit for the quarter improved by $3.4 million, with improvement in each of the three business segments. All three business segments experienced lower per ton wood pulp costs, favorably impacting operating profit by $2.3 million in total. Higher costs of purchased energy in all three business segments unfavorably impacted operating profit in total by $1.3 million. Operating profit for the French business unit increased by $2.0 million as a result of higher sales volumes, higher average selling prices and lower per ton wood pulp costs, partially offset by increased selling expense. Operating profit in the United States increased by $1.9 million as a result of higher average selling prices, lower per ton wood pulp costs and improved mill operations other than at the Spotswood, New Jersey mill. These favorable factors in the United States were partially offset by increased operating expenses of $1.4 million at the Spotswood mill and higher purchased energy costs. Operating profit in Brazil, excluding the restructuring charge, increased by $0.1 million as the favorable effects of higher sales of tobacco-related papers, higher average selling prices and lower per ton wood pulp costs more than offset the unfavorable effects of lower production and sales of printing and writing papers and increased research expense in support of new product development activities. Nonmanufacturing expenses increased by $1.7 million during the quarter as a result of higher selling expense in France, higher research expense, primarily in Brazil, and higher general expense, primarily due to increased benefit costs in the United States.

     Operating profit decreased by $4.8 million in the six month period ended June 30, 2001 compared with the corresponding period of the preceding year. Excluding the $4.6 million pre-tax charge recorded by the Company's Brazilian business (see "Brazilian Restructuring" below), operating profit decreased by $0.2 million, with a decrease in the Brazilian business segment more than offsetting improvements in the French and U.S. business segments. The favorable effects of lower per ton wood pulp costs in the second quarter comparison offset the unfavorable effects of higher per ton wood pulp costs in the first quarter comparison. Operating profit was unfavorably impacted in all three business segments by increased energy prices having a $3.6 million effect in total. Excluding the restructuring charge, operating profit in Brazil decreased by $1.1 million primarily as a result of increased local business taxes, a decline in the production and sales of printing and writing grades of papers, higher energy costs and increased research expense more than offsetting the benefits of increased tobacco-related paper sales volumes and higher average selling prices. Operating profit for the French business unit increased by $1.4 million as a result of higher sales volumes and higher average selling prices partially offset by increased per ton wood pulp and energy costs and nonmanufacturing expenses. Operating profit in the United States improved by $0.3 million as a result of increased sales volumes, higher average selling prices and improved mill operations other than at the Spotswood mill, partially offset by increased operating expenses of $3.4 million at the Spotswood mill and higher purchased energy and nonmanufacturing expenses. Nonmanufacturing expenses increased by $2.8 million for the six month period comparison as a result of higher general, research and selling expenses. Higher general expense was caused primarily by increased benefit costs in the United States. Research expense increased in the United States and Brazil in support of new product development activities. Higher selling expense was incurred in France.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Brazilian Restructuring

     The Brazilian printing and writing uncoated papers market has shown weakness over the past six months resulting in pressure on operating margins. Beginning in January 2001, the Company also reduced its sales of certain grades of these papers that had been negatively impacted by ICMS, a form of value-added business tax. In addition, in late May 2001, the Brazilian government enacted an electricity rationing program which has an overall objective of a 20 percent reduction in electricity consumption in Brazil and mandates a 25 percent reduction in electricity consumption by the paper industry in the most populated and industrialized regions of Brazil. In response to the Brazilian government's electricity reduction directive, the Company's Brazilian business implemented an electricity reduction program; however, to achieve the 25 percent reduction, it was necessary to institute production curtailments. Machine downtime was taken to reduce production of the Company's least profitable products. The printing and writing uncoated papers business has been the least profitable product line in Brazil while also being the largest energy user. The duration of the government's electricity reduction directive is uncertain although it is expected to last at least six months, through the traditional "dry period" in Brazil. The Brazilian government's forced electricity reduction program is in response to unusually low water levels in the lakes and reservoirs supplying Brazil's hydroelectric facilities that provide 90 percent of that country's electricity.

     As a result of these business conditions, the Company made a decision to exit the printing and writing uncoated papers business in Brazil which will permit the Company's Brazilian operations to comply with the government's electricity rationing program and to better focus on and service its other more profitable product lines. This plan to restructure its Brazilian operations resulted in the Company recording a pre-tax charge in the second quarter of 2001 of $4.6 million, primarily for the non-cash write-down of assets related to the printing and writing uncoated papers business. An additional pre-tax charge of $0.5 to $0.7 million will be recorded in the third quarter of 2001, primarily related to employee termination and severance costs.

NON-OPERATING EXPENSES

     Interest expense was lower by $0.5 million and $0.7 million for the three and six month periods ended June 30, 2001, respectively, compared with the corresponding periods of the preceding year. In 2001, a larger amount of interest was capitalized to capital projects than during the comparable periods of 2000. The favorable effect of lower average interest rates in the United States during 2001 was largely offset by higher average interest rates in France. Other income, net consisted primarily of interest income, royalty income and foreign currency transaction gains and losses in each of the periods presented, and a favorable settlement reflected in the six month period of 2000 related to a prior-period claim.

INCOME TAXES

     The effective income tax rates for the three and six month periods ended June 30, 2001 were 38.7 percent and 37.8 percent, respectively, compared with
25.0 percent and 29.8 percent for the respective corresponding periods of 2000. The three and six month periods ended June 30, 2000 benefited from a $1.0 million favorable adjustment to reduce Spanish deferred income tax valuation allowances. The six month period ended June 30, 2000 also benefited from favorable tax treatment of a settlement related to a prior-period claim. The effective income tax rates for the three and six month periods of 2001 benefited from a decrease in the French corporate income tax rate from 37.7 percent for 2000 to 36.3 percent for 2001.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                       (U.S. $ in millions)
Cash Provided by (Used for):                                                          2001               2000
                                                                                      ----               ----
Changes in operating working capital.............................................. $ (10.7)            $ (12.6)
Advance payments from customers...................................................    36.0                 -
Operations........................................................................    49.9                17.6
Capital spending..................................................................   (41.9)               (7.5)
Purchases of treasury stock.......................................................      --                (5.4)

     The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. The Company's net cash provided by operations increased from $17.6 million to $49.9 million for the six month periods ended June 30, 2000 and June 30, 2001, respectively, primarily due to $36.0 million obtained in the 2001 period from advance payments from customers. These advance payments are for future product purchases for which the Company has recorded Noncurrent Deferred Revenue, which will be amortized into Net Sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of future product sales. Changes in operating working capital contributed unfavorably to cash flow by $10.7 million and $12.6 million in the six month periods ended June 30, 2001 and 2000, respectively. The 2001 increase in working capital was primarily due to a decrease in accounts payable and an increase in inventories, both in part due to the banded cigarette paper capital project at the Spotswood mill. The 2000 increase in working capital was primarily due to a decrease in accounts payable and an increase in accounts receivable.

     Capital spending in the six month period ended June 30, 2001 included $35.0 million toward the implementation of the banded cigarette paper project at the Spotswood mill. During the first six months of 2000, capital spending included $2.3 million toward two projects at the Spotswood mill for a new high-speed slitter and a mill effluent solids removal system and $0.9 million toward improvement of a reconstituted tobacco leaf machine in the Spay, France mill.

     During the six month period ended June 30, 2000, the Company repurchased a total of 375,200 shares of its common stock for $5.4 million. During 2000, the Company's Board of Directors authorized the repurchase of additional shares of the Company's common stock during the period January 1, 2001 through December 31, 2002 in an amount not to exceed $20 million. During the first six months of 2001, the Company did not repurchase any shares of its common stock. Common stock repurchases in 2001 will be dependent upon various factors, including cash availability, the stock price and strategic opportunities.

     On July 26, 2001, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on September 10, 2001 to stockholders of record on August 13, 2001.

     The Company's ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, including the banded cigarette paper project, stockholder dividends, purchases of Company stock and working capital. Other than expenditures associated with capital projects, the Company had no material outstanding commitments as of June 30, 2001.

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

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

     Outstanding term loans under the Company's current bank Credit Agreement are payable in three equal semiannual installments beginning in January 2002 based on existing terms. The Company has reflected the first installment payment totaling approximately $25.7 million in Current Liabilities rather than in Long-Term Debt on its consolidated balance sheet as of June 30, 2001. However, the Company intends to refinance such loans with long-term financing prior to the first installment payment date.

NEW ACCOUNTING STANDARDS

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of these new accounting standards had no material effect on the Company's consolidated financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method of accounting. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which will be effective for the Company beginning January 1, 2002. The Company is evaluating the effects of these new accounting standards, however the Company does not anticipate any material effect on its financial statements.

OUTLOOK

     Cigarette consumption and production in the United States continue to decline as a result of declines in domestic cigarette consumption and exports of cigarettes manufactured in the United States, however the decline in 2000 and thus far in 2001 is at a lower rate than in 1998 and 1999. Sales volumes of tobacco-related papers of the Company's U.S. business segment appear to have stabilized. The negative impact of lower U.S. cigarette production is being more than offset by the Company's increased market share within the North American market. Outside the United States, trends of improvement are expected to continue in tobacco-related paper sales in Eastern and Western Europe and Latin America. Growth in full year French reconstituted tobacco leaf sales volumes is anticipated for 2001 compared with 2000.

     Although the Company's Brazilian business experienced improvement in its sales of tobacco-related papers in the first six months of 2001 compared with the comparable period of the prior year both within Brazil and in Latin American countries outside of Brazil, that increase was more than offset by a significant decline in its sales of printing and writing papers as a result of business conditions in Brazil (see "Brazilian Restructuring" above). The Company's Brazilian business segment's net sales of printing and writing uncoated papers totaled approximately $25 million in the full year of 2000. With the restructuring in the Brazilian operations, the Brazilian government's electricity rationing program is not expected to significantly affect the demand for the Company's tobacco-related papers nor the Company's ability to produce such papers. The Company does not expect the availability of major raw materials such as wood pulp, chemicals and chalk and the ability to receive raw materials and ship finished product to be materially impacted by the electricity rationing program. Exiting the printing and writing uncoated papers market will permit the Company's Brazilian business to better focus on and service its other more profitable product lines. Cost reduction activities to be implemented as part of the restructuring will be fully completed by the end of 2001, after which time the restructuring in Brazil is not expected to have a material impact on ongoing financial results. However, the third and fourth quarters of 2001 are likely to be negatively impacted by the restructuring program until the related cost reduction activities in Brazil are fully implemented. An additional pre-tax charge of $0.5 to $0.7 million will be recorded in the third quarter of 2001 in Brazil, primarily related to employee termination and severance costs.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


     During 2000, the Company and Philip Morris reached agreement to proceed with the modification of paper machines and related manufacturing equipment at the Company's Spotswood mill to produce commercial quantities of a new proprietary banded cigarette paper for Philip Morris. Capital spending for the implementation of the banded cigarette paper project is currently expected to total approximately $40 to $45 million for the full year 2001. The Company does not expect this project to impair its ability to pursue other appropriate business opportunities. Funding for the Spotswood mill conversion and increased working capital requirements will come from internal sources and from advance payments by Philip Morris against future product purchases. Spotswood mill operating expenses are expected to continue being a negative factor for the balance of 2001 due to the unfavorable impact of the capital project on mill operations, although improvement is anticipated in subsequent quarters.

     The Company experienced higher energy costs in the first half of 2001 compared with the comparable period of the prior year. Higher energy costs may persist throughout 2001. However, the per ton cost of wood pulp has declined during the first half of 2001 compared with the last half of 2000 and is expected to provide a positive quarter-to-quarter comparison in the second half of 2001. This could provide an opportunity for the Company to retain the improvement in gross profit margin experienced during the second quarter.

     Worldwide demand for tobacco-related papers remains below worldwide capacity for such papers despite actions by suppliers to shut-down less efficient machines. The combination of this continuing excess worldwide capacity for tobacco-related papers and the strong U.S. dollar versus European and other foreign currencies continues to make it difficult to increase selling prices. However, some improvement is expected in selling prices during the second half of 2001 compared with the comparable period of the prior year, although the year-to-year comparison is not expected to be as strong as during the second quarter. The average selling prices for the second quarter comparison benefited from certain retroactive price increases in the United States. The decline in per ton wood pulp costs is expected to exert pressure on selling prices.

     Cost reduction continues to be a priority in each of the Company's business segments. Future periods are expected to benefit from various cost savings programs and certain past and future capital projects.

     The French corporate income tax rate declined from 37.7 percent for 2000 to
36.3 percent for 2001. The Company expects its consolidated effective income tax rate to be approximately 36 percent for the balance of 2001.

     Excluding capital spending associated with the banded cigarette paper project, the Company expects to control its capital spending to approximately $25 million for 2001.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this report, particularly in the foregoing discussion regarding the "Outlook" of the Company, constitute forward-looking statements, generally identified by phrases such as the Company "expects" or "anticipates", as well as by use of words of similar effect, such as "appears", "could", "should", "may" and "typically," within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by that Act. This report contains many such forward-looking statements, including statements regarding management's expectations and beliefs concerning future events and factors impacting the Company, including future selling prices for the Company's products, future market prices for wood pulp used by the Company, future consumption and rates of purchased energy, expected sales volumes trends, new product introductions, future banded cigarette paper implementation costs, expected Brazilian restructuring implementation and costs, anticipated cost savings, anticipated financial and operational results, anticipated capital spending, anticipated effective income tax rates and tax and other governmental actions, contingencies, anticipated common stock share repurchases and other expected transactions of the Company. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the results of the Company will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates. Certain factors in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 2001 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. In addition to those mentioned above, certain factors that could cause the Company's future results to differ materially from those expressed in any such forward-looking statements are discussed in the Company's 2000 Annual Report on Form 10-K, Part II, Item 7, under the heading "Factors That May Affect Future Results."

                           PART II - OTHER INFORMATION


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on Thursday, April 26, 2001, at which the following matters were submitted to a vote, as had been indicated in the Company's proxy statement mailed on or about March 13, 2001:

     Three nominees, Mr. Wayne H. Deitrich, Mr. Leonard J. Kujawa and Mr. Larry B. Stillman, were elected as Class III Directors to serve a three-year term expiring at the 2004 Annual Meeting of Stockholders. The results of the voting of stockholders were as follows:

                                                 For             Against         Abstentions
                                                 ---             -------         -----------
         Director: Mr. Deitrich                  13,092,377     1,335,706             -
         Director: Mr. Kujawa                    13,095,024     1,333,059             -
         Director: Mr. Stillman                  12,561,200     1,866,883             -

     Other Directors continuing in office are (i) Ms. Claire L. Arnold, Mr. Alan R. Batkin and Mr. Laurent G. Chambaz, Class I Directors, whose terms will expire at the 2002 Annual Meeting of Stockholders and (ii) Mr. K.C. Caldabaugh, Mr. Jean-Pierre Le Hetet and Mr. Richard D. Jackson, Class II Directors, whose terms will expire at the 2003 Annual Meeting of Stockholders.

     An amendment to the Company's Equity Participation Plan (the "Plan") was approved to incorporate a definition of the term "Total and Permanent Disability" and to increase the number of shares of common stock authorized for use in granting stock options to key employees who participate in the Plan. The results of the voting of stockholders on this proposed amendment were as follows:

                                                 For             Against         Abstentions
                                                 ---             -------         -----------
                                                 11,983,538     2,416,106          28,412


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

         15. Independent Accountants' Report, dated July 18, 2001 from Deloitte & Touche LLP to Schweitzer-Mauduit International, Inc.
         23.        Independent Accountants' Consent.


(b)      Reports on Form 8-K:

         The registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Schweitzer-Mauduit International, Inc.
                    (Registrant)



By:    /s/  PAUL C. ROBERTS                 By:   /s/  WAYNE L. GRUNEWALD
    ---------------------------------           ---------------------------
       Paul C. Roberts                            Wayne L. Grunewald
       Chief Financial Officer and                Controller
       Treasurer                                  (principal accounting officer)
       (duly authorized officer and
       principal financial officer)


August 2, 2001                              August 2, 2001

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                       --------------------------


15.            ---  Independent Accountants' Report, dated July 18, 2001 from Deloitte & Touche LLP to Schweitzer-Mauduit
                    International, Inc.

23.            ---  Independent Accountants' Consent.