Form 10-Q
period 2001-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2001-11-13
CIK 1000623

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2001

                                      OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ------------   ---------------------
Commission file number 1-13948

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                    62-1612879
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

Yes [ X ]    No  [  ]

As of September 30, 2001, 14,835,330 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                                     -------------------------           -------------------------
                                                                       2001              2000             2001               2000
                                                                     -------           -------           -------           -------
Net Sales .................................................          $ 123.4           $ 126.8           $ 372.8           $ 366.5
     Cost of products sold ................................             97.3             102.3             300.2             298.1
                                                                     -------           -------           -------           -------
Gross Profit ..............................................             26.1              24.5              72.6              68.4
     Selling expense ......................................              4.5               4.4              14.5              13.5
     Research expense .....................................              2.1               1.6               6.0               4.8
     General expense ......................................              4.3               4.2              14.6              13.3
     Restructuring Charge (See Note 8) ....................              0.5                --               5.1                --
                                                                     -------           -------           -------           -------
 Operating Profit .........................................             14.7              14.3              32.4              36.8
     Interest expense .....................................             (1.2)             (1.6)             (3.6)             (4.7)
     Other income, net ....................................              1.0               0.5               2.1               2.6
                                                                     -------           -------           -------           -------
Income Before Income Taxes and Minority Interest ..........             14.5              13.2              30.9              34.7
     Provision for income taxes ...........................              5.1               4.2              11.3              10.6
                                                                     -------           -------           -------           -------
Income Before Minority Interest ...........................              9.4               9.0              19.6              24.1
     Minority interest in earnings of subsidiaries ........              1.2               1.0               2.9               2.9
                                                                     -------           -------           -------           -------
Net Income................................................           $   8.2           $   8.0           $  16.7           $  21.2
                                                                     =======           =======           =======           =======

Net Income per Common Share:
     Basic................................................           $   .55           $   .53           $  1.13           $  1.38
                                                                     =======           =======           =======           =======
     Diluted..............................................           $   .54           $   .53           $  1.11           $  1.38
                                                                     =======           =======           =======           =======

Cash Dividends Declared per Common Share..................           $   .15           $   .15           $   .45           $   .45
                                                                     =======           =======           =======           =======


            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                           2001             2000
                                                                                       -------------    ------------
                                     ASSETS
Current Assets
     Cash and cash equivalents .................................................          $ 33.0           $ 23.6
     Accounts receivable .......................................................            75.9             77.7
     Inventories ...............................................................            65.1             64.5
     Current income tax refunds receivable .....................................             1.8              2.9
     Deferred income tax benefits ..............................................             4.5              4.8
     Prepaid expenses ..........................................................             2.4              1.7
                                                                                          ------           ------
         Total Current Assets ..................................................           182.7            175.2
                                                                                          ------           ------

 Gross Property ................................................................           499.3            462.0
     Less accumulated depreciation .............................................           220.0            212.5
                                                                                          ------           ------
         Net Property ..........................................................           279.3            249.5
                                                                                          ------           ------

Noncurrent Deferred Income Tax Benefits ........................................             1.5              1.0
                                                                                          ------           ------

Deferred Charges and Other Assets ..............................................            14.8             16.0
                                                                                          ------           ------

Total Assets ...................................................................          $478.3           $441.7
                                                                                          ======           ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt .........................................          $ 56.9           $  3.6
     Other short-term debt .....................................................             0.4              2.0
     Accounts payable ..........................................................            37.1             52.7
     Accrued expenses ..........................................................            56.7             52.1
     Current deferred revenue ..................................................             8.7               --
                                                                                          ------           ------
         Total Current Liabilities .............................................           159.8            110.4
                                                                                          ------           ------

Long-Term Debt .................................................................            42.2             97.7
                                                                                          ------           ------
Noncurrent Deferred Income Tax Liabilities .....................................            19.4             14.9
                                                                                          ------           ------
Noncurrent Deferred Revenue ....................................................            44.3             10.0
                                                                                          ------           ------
Other Noncurrent Liabilities ...................................................            32.8             22.4
                                                                                          ------           ------
Minority Interest ..............................................................             5.4              6.4
                                                                                          ------           ------
Contingencies (See Notes 5 and 6)
Stockholders' Equity
     Preferred Stock -$.10 par value - 10,000,000 shares authorized, none
         issued .................. .............................................              --               --
     Common Stock -$.10 par value - 100,000,000 shares authorized,
         16,078,733 shares issued ..............................................             l.6              1.6
     Additional paid-in capital ................................................            60.6             60.5
     Common stock in treasury, at cost - 1,243,403 and 1,288,471 shares at
         September 30, 2001 and December 31, 2000, respectively ................           (19.8)           (20.5)
     Retained earnings .........................................................           185.3            175.3
     Unearned compensation .....................................................            (0.6)            (0.3)
     Accumulated other comprehensive loss ......................................           (52.7)           (36.7)
                                                                                          ------           ------
         Total Stockholders' Equity ............................................           174.4            179.9
                                                                                          ------           ------

Total Liabilities and Stockholders' Equity .....................................          $478.3           $441.7
                                                                                          ======           ======

            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               U.S. $ IN MILLIONS
                                   (UNAUDITED)


                                                   COMMON STOCK ISSUED                           ADDITIONAL
                                                   -------------------      TREASURY STOCK        PAID-IN     RETAINED   UNEARNED
                                                     SHARES   AMOUNT      SHARES       AMOUNT     CAPITAL     EARNINGS  COMPENSATION
                                                     ------   ------      ------       ------    ----------   --------  ------------
BALANCE, DECEMBER 31, 1999.....................    16,078,733   $ 1.6     441,845     $  (8.0)    $ 60.7    $  156.7

Net income for the nine months
     ended September 30, 2000..................                                                                 21.2
Adjustments to unrealized foreign
     currency translation......................

     Comprehensive income......................

Dividends declared ($0.45 per share)...........                                                                 (6.9)
Purchases of treasury stock....................                           706,200       (10.1)
Restricted stock issuances.....................                           (30,000)        0.6       (0.2)                $    (0.4)
Amortization of unearned compensation                                                                                          0.1
Stock issued to directors as compensation......            --      --      (4,283)        0.1         --          --            --
                                                   ----------   -----   ---------      ------     ------      ------     ---------
BALANCE, SEPTEMBER 30, 2000....................    16,078,733     1.6   1,113,762       (17.4)      60.5       171.0          (0.3)

Net income for the three months
     ended December 31, 2000...................                                                                  6.6
Adjustments to unrealized foreign
     currency translation......................

     Comprehensive income......................

Dividends declared ($0.15 per share)...........                                                                 (2.3)
Purchases of treasury stock....................                           176,500        (3.1)
Stock issued to directors as compensation                                  (1,191)
Issuance of shares for options exercised                   --      --        (600)         --         --          --            --
                                                   ----------   -----   ---------      ------     ------      ------       -------
BALANCE, DECEMBER 31, 2000.....................    16,078,733     1.6   1,288,471       (20.5)      60.5       175.3          (0.3)

Net income for the nine months
     ended September 30, 2001..................                                                                 16.7
Change in unrealized fair value
     of derivative instruments.................
Adjustments to unrealized foreign
     currency translation......................

     Comprehensive income......................

Dividends declared ($0.45 per share)...........                                                                 (6.7)
Restricted stock issuances.....................                           (20,000)        0.3        0.1                      (0.4)
Amortization of unearned compensation                                                                                          0.1
Stock issued to directors as compensation                                  (2,268)        0.1
Issuance of shares for options exercised                   --      --     (22,800)        0.3         --          --            --
                                                   ----------   -----   ---------      ------     ------      ------       -------


BALANCE, SEPTEMBER 30, 2001....................    16,078,733   $ 1.6   1,243,403      $(19.8)    $ 60.6      $185.3       $  (0.6)
                                                   ==========   =====   =========      ======     ======      ======       =======


                                                     ACCUMULATED
                                                        OTHER
                                                    COMPREHENSIVE
                                                        LOSS      TOTAL
                                                        ----      -----
BALANCE, DECEMBER 31, 1999.....................      $  (26.8)     $184.2

Net income for the nine months
     ended September 30, 2000..................                      21.2
Adjustments to unrealized foreign
     currency translation......................         (14.0)      (14.0)
                                                                  -------
     Comprehensive income......................                       7.2

Dividends declared ($0.45 per share)...........                      (6.9)
Purchases of treasury stock....................                     (10.1)
Restricted stock issuances.....................                        --
Amortization of unearned compensation                                 0.1
Stock issued to directors as compensation......            --         0.1
                                                      -------     -------

BALANCE, SEPTEMBER 30, 2000....................         (40.8)      174.6

Net income for the three months
     ended December 31, 2000...................                       6.6
Adjustments to unrealized foreign
     currency translation......................           4.1         4.1
                                                                  -------
     Comprehensive income......................                      10.7

Dividends declared ($0.15 per share)...........                      (2.3)
Purchases of treasury stock....................                      (3.1)
Stock issued to directors as compensation                              --
Issuance of shares for options exercised                   --          --
                                                      -------     -------

BALANCE, DECEMBER 31, 2000.....................         (36.7)      179.9

Net income for the nine months
     ended September 30, 2001..................                      16.7
Change in unrealized fair value
     of derivative instruments.................          (1.1)       (1.1)
Adjustments to unrealized foreign
     currency translation......................         (14.9)      (14.9)
                                                                  -------
     Comprehensive income......................                       0.7

Dividends declared ($0.45 per share)...........                      (6.7)
Restricted stock issuances.....................                        --
Amortization of unearned compensation                                 0.1
Stock issued to directors as compensation                             0.1
Issuance of shares for options exercised                   --         0.3
                                                      -------     -------


BALANCE, SEPTEMBER 30, 2001....................       $ (52.7)     $174.4
                                                      =======      ======

            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               U.S. $ IN MILLIONS
                                   (UNAUDITED)

                                                                            FOR THE NINE MONTHS
                                                                             ENDED SEPTEMBER 30,
                                                                           ----------------------
                                                                           2001            2000
                                                                           -----           -----
Operations
     Net income .................................................          $16.7           $21.2
     Non-cash items included in net income:
         Depreciation and amortization ..........................           16.0            16.7
         Deferred income tax provision ..........................            3.8             4.8
         Minority interest in earnings of subsidiaries ..........            2.9             2.9
         Other ..................................................            1.9             0.6
     Advance payments from customers ............................           43.0             4.0
     Changes in operating working capital .......................           (9.4)           (6.9)
                                                                           -----           -----
              Cash Provided by Operations .......................           74.9            43.3
                                                                           -----           -----
Investing
     Capital spending ...........................................          (55.9)          (14.0)
     Capitalized software costs .................................           (0.6)           (1.1)
     Other ......................................................            2.6            (2.9)
                                                                           -----           -----
              Cash Used for Investing ...........................          (53.9)          (18.0)
                                                                           -----           -----
Financing
     Cash dividends paid to SWM stockholders ....................           (6.7)           (6.9)
     Cash dividends paid to minority owner ......................           (3.4)           (4.6)
     Changes in short-term debt .................................           (1.6)           (7.3)
     Proceeds from issuances of long-term debt ..................            3.8             4.9
     Payments on long-term debt .................................           (4.0)           (3.6)
     Purchases of treasury stock ................................             --           (10.1)
     Proceeds from exercise of stock options ....................            0.3              --
                                                                           -----           -----
              Cash Used for Financing ...........................          (11.6)          (27.6)
                                                                           -----           -----

Increase (Decrease) in Cash and Cash Equivalents ................            9.4            (2.3)

Cash and Cash Equivalents at Beginning of Period ................           23.6            15.1
                                                                           -----           -----

Cash and Cash Equivalents at End of Period ......................          $33.0           $12.8
                                                                           =====           =====


            See Notes to Unaudited Consolidated Financial Statements

                    SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 1.           NATURE OF THE BUSINESS

         Schweitzer-Mauduit International, Inc., including its subsidiaries, ("SWM" or the "Company") is a diversified producer of premium specialty papers and the world's largest supplier of fine papers to the tobacco industry. The Company's principal products include cigarette, tipping and plug wrap papers used to wrap various parts of a cigarette, reconstituted tobacco leaf for use as filler in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging. The Company was formed as a spin-off from Kimberly-Clark Corporation at the close of business on November 30, 1995.

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

         Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average numbers of common shares used in the calculations of basic net income per common share for the three and nine month periods ended September 30, 2001 were 14,785,300 and 14,774,200, respectively, and for the three and nine month periods ended September 30, 2000 were 15,132,200 and 15,344,600, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three and nine month periods ended September 30, 2001 were 15,106,300 and 15,018,800, respectively, and for the three and nine month periods ended September 30, 2000 were 15,168,900 and 15,380,900, respectively. Potential common shares are those related to stock options and restricted stock outstanding and directors' accumulated deferred stock compensation balances during the respective periods.

NOTE 3.           INVENTORIES

     The following schedule details inventories by major class:


                                                                       September 30,        December 31,
                                                                         2001                 2000
                                                                      -----------         ------------
At the lower of cost on the First-In, First-Out (FIFO)
  and weighted average methods or market:
     Raw materials ...............................................      $   24.5             $   28.7
     Work in process .............................................           7.6                  6.1
     Finished goods ..............................................          25.7                 23.7
     Supplies and other ..........................................          12.5                 12.2
                                                                        --------             --------
                                                                            70.3                 70.7
Excess of FIFO cost over Last-In, First-Out (LIFO) cost ..........          (5.2)                (6.2)
                                                                       ---------            ---------

       Total .....................................................      $   65.1             $   64.5
                                                                        ========             ========

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 4.           INCOME TAXES

         The effective income tax rates for the three and nine month periods ended September 30, 2001 were 35.2 percent and 36.6 percent, respectively, compared with 31.8 percent and 30.5 percent for the respective corresponding periods of 2000. The three and nine month periods ended September 30, 2000 benefited from a favorable $0.8 income tax adjustment associated with repatriations from Schweitzer-Mauduit Spain, S.L., a wholly-owned subsidiary of the Company, to the parent. The nine month period ended September 30, 2000 also benefited from a $1.0 favorable adjustment to reduce Spanish deferred income tax valuation allowances and a favorable tax benefit of $0.4 related to settlement of a prior-period claim. The effective income tax rates for the three and nine month periods of 2001 benefited from a decrease in the French corporate income tax rate from 37.7 percent for 2000 to 36.3 percent for 2001.

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

         The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada. For these purposes, the Company anticipates that it will incur capital expenditures of approximately $2 for full-year 2001 and approximately $4 in 2002, none of which is the result of environmental violations. The major projects included in these estimates include upgrading wastewater treatment facilities and installation of ink solvent treatment equipment in France. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

NOTE 6.           LEGAL PROCEEDINGS

         On December 27, 2000, the Company's subsidiary in Brazil, Schweitzer-Mauduit do Brasil, S.A. ("SWM-B") received two assessments from the tax authorities of the State of Rio de Janeiro, Brazil concerning Imposto sobre Circulacao de Mercadorias e Servicos ("ICMS"), a form of value-added tax, consisting of unpaid ICMS taxes from January 1995 through November 2000, together with interest and penalties in the total amount of approximately $13.6, based on the foreign currency exchange rate at December 31, 2000 (collectively, the "Assessment"). The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. A portion of the Assessment, estimated at December 31, 2000 at approximately $6.9, relates to tax periods that predate the Company's acquisition of Companhia Industrial de Papel Pirahy ("Pirahy"), the predecessor in name to SWM-B, and is covered by an indemnification

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

from the sellers of Pirahy ("Assessment 1"). The second assessment pertains exclusively to periods that SWM-B owned the Pirahy mill ("Assessment 2"). Administrative appeals were filed on the Assessment, and in April 2001 and August 2001 decisions were rendered on these administrative appeals. The State of Rio de Janeiro tax authorities denied the appeal of Assessment 2 in its entirety and reduced the original amount of Assessment 1 by approximately $1.6 million based on the Company's argument that Assessment 1 covered periods barred by the applicable statute of limitations. Following these decisions at the administrative level, judicial actions to annul the tax and to enjoin enforcement of the Assessment pending adjudication were filed in Rio de Janeiro on behalf of SWM-B. The courts issued injunctions against enforcement of the Assessment without the requirement for any bond or posting of other collateral by SWM-B, pending final determination of SWM-B's action to annul the tax debts. SWM-B continues to vigorously contest the Assessment on both procedural and constitutional grounds and believes that the Assessment will ultimately be resolved in its favor. However, the final resolution of this matter will most likely entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years. No liability has been recorded in the Company's financial statements for the Assessment based on the Company's evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

         In December 2000, SWM-B suspended the further accrual and application of ICMS tax credits generated on immune products to reduce its possible exposure to future ICMS tax assessments due to the punitive nature of penalties associated with such assessments and SWM-B's plans to transition from immune products to other non-immune products. A reserve of $1.1 was recorded for the entire asset balance of unused ICMS tax credits as of December 31, 2000.

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

NOTE 7.           BUSINESS SEGMENT REPORTING

         The Company is operated and managed based on the geographical location of its manufacturing operations: the United States, France and Brazil. These business segments manufacture and sell cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette, reconstituted tobacco products and paper products used in cigarette packaging. While the products are similar in each segment, they vary based on customer requirements and the manufacturing capabilities of each of the operations. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

         Tobacco industry products comprised approximately 87 to 92 percent of the Company's consolidated net sales in the periods presented. The Company's non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

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


                                       FOR THE THREE MONTHS ENDED
                                       -----------------------------
                                                                                        % OF CONSOLIDATED
                                       SEPTEMBER 30,   SEPTEMBER 30,   % CHANGE      ----------------------
NET SALES                                 2001             2000        VS. 2000      2001             2000
                                       ------------    -------------   ---------     ----             -----
United States ......................    $  41.3        $   41.9        - 1.4%        33.5%            33.0%
France..............................       70.5            67.2        + 4.9         57.1             53.0
Brazil..............................       12.1            18.6        -34.9          9.8             14.7
                                        -------        --------
         Subtotal...................      123.9           127.7
Intersegment sales by:
     United States..................         --            (0.1)                       --               (0.1)
     France.........................         --            (0.1)                       --               (0.1)
     Brazil.........................       (0.5)           (0.7)                     (0.4)            (0.5)
                                       --------        --------                    ------           ------
         Consolidated ..............    $ 123.4        $  126.8        - 2.7%       100.0%           100.0%
                                        =======        ========                     =====            =====

                              FOR THE THREE MONTHS ENDED
                            -----------------------------
                             SEPTEMBER 30,   SEPTEMBER 30,   % CHANGE    % OF CONSOLIDATED     % RETURN ON SALES
OPERATING PROFIT                2001             2000        VS. 2000      2001       2000       2001       2000
                                ----             ----        --------      ----       ----       ----       ----
United States..............   $  (0.3)        $  1.3            N.M.       (2.0)%      9.1%      (0.7)%      3.1%
France.....................      14.7           12.7          + 15.7%     100.0       88.8       20.9       18.9
Brazil.....................       1.7            1.4          + 21.4       11.5        9.8       14.0        7.5
Unallocated expenses.......      (1.4)          (1.1)                      (9.5)      (7.7)
                              -------        -------                     ------     -----
         Consolidated......   $  14.7         $ 14.3          +  2.8%    100.0%      100.0%      11.9%      11.3%
                              =======         ======                     =====      =====


                                          FOR THE NINE MONTHS ENDED
                                        ----------------------------                   % OF CONSOLIDATED
                                        SEPTEMBER 30,   SEPTEMBER 30,  % CHANGE        -------------------
NET SALES                                 2001            2000         VS. 2000        2001           2000
                                        -------        ---------       --------        ----           ----
United States ......................    $ 128.5        $  119.8         + 7.3%         34.5%          32.7%
France..............................      206.8           195.9         + 5.6          55.5           53.4
Brazil..............................       41.7            51.7         -19.3          11.2           14.1
                                        -------         -------
         Subtotal...................      377.0           367.4
Intersegment sales by:
     United States..................         --            (0.1)                         --             --
     France.........................       (1.8)           (0.1)                       (0.5)            --
     Brazil.........................       (2.4)           (0.7)                       (0.7)          (0.2)
                                        -------        --------                       -----          -----
         Consolidated ..............    $ 372.8        $  366.5        + 1.7%         100.0%          100.0%
                                        =======        ========                       =====          ======

                             FOR THE NINE MONTHS ENDED                    % OF CONSOLIDATED      % RETURN ON SALES
                             SEPTEMBER 30,   SEPTEMBER 30,   % CHANGE     ----------------------------------------
OPERATING PROFIT                2001            2000         VS. 2000      2001       2000        2001       2000
                                ----            ----         --------      ----       ----        ----       ----
United States..............   $   1.8         $  3.1          - 41.9%       5.5%       8.4%        1.4%       2.6%
France.....................      36.6           33.2          + 10.2       113.0       90.2       17.7       16.9
Brazil.....................      (1.2)           4.2            N.M.        (3.7)      11.4       (2.9)       8.1
Unallocated expenses.......      (4.8)          (3.7)                      (14.8)     (10.0)
                              -------         ------                       -----     ------
         Consolidated......   $  32.4         $ 36.8          - 12.0%      100.0%     100.0%       8.7%      10.0%
                              =======         ======                       =====     ======

N.M. - Not Meaningful

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


                                                                                        % OF CONSOLIDATED
                                                                                    -------------------------
TOTAL ASSETS                                  2001                 2000               2001              2000
                                           --------             --------            ------            ------
United States.........................     $  201.1             $  155.4              42.0%             35.2%
France................................        235.4                232.6              49.2              52.7
Brazil................................         40.0                 53.9               8.4              12.2
Eliminations and unallocated assets...          1.8                 (0.2)              0.4              (0.1)
                                           --------             --------            ------            ------
         Consolidated.................     $  478.3             $  441.7             100.0%            100.0%
                                           ========             ========             =====             =====


         As of September 30, 2001, 58 percent of the Company's assets and liabilities were outside of the United States, substantially all of which are in France or Brazil. The balance sheets of the Company's foreign subsidiaries are translated at period-end currency exchange rates, and the differences from historical exchange rates are reflected in accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments. Negative unrealized foreign currency translation adjustments have been recorded during 2001, primarily due to a stronger U.S. dollar against the euro and the Brazilian real at September 30, 2001 versus December 31, 2000.

NOTE 8.           RESTRUCTURING CHARGE

         In the second quarter of 2001, the Company recorded a pre-tax charge of $4.6 related to changes in business conditions of the Company's Brazilian business and the resulting decision to exit the printing and writing uncoated papers market in Brazil and shut down one of its paper machines and associated equipment. Non-cash write-downs of equipment represented $4.1 of the second quarter pre-tax charge. The balance of the second quarter charge was primarily for write-downs of related spare parts and machine clothing.

         In addition, after determining which employees would be affected and providing notice to such affected employees, the Company recorded a further pre-tax charge of $0.5 in the third quarter of 2001, primarily related to employee termination and severance costs incurred by the Company's Brazilian business as a result of the decisions to exit the printing and writing uncoated papers market in Brazil and to shut down one of its paper machines.

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

         The Company had no outstanding derivative financial instruments designated as hedges as of January 1, 2001. The Company recorded no cumulative effect of adopting SFAS 133. During the first quarter of 2001, the Company entered into interest rate swap agreements to fix the variable rate component of certain of its variable rate long-term debt. The combination of these interest rate swap agreements began with a notional amount of $45, declining to $30 effective January 31, 2002, and declining again to $15 effective July 31, 2002 through the remainder of the contract terms ending January 31, 2003. These interest rate swap agreements fix the London interbank offered rate for U.S. dollar deposits at 5.42 percent, thus fixing the Company's interest rate including margin at 5.72 percent through the maturity dates of its U.S. dollar denominated term loans. These interest rate swap contracts were designated as cash flow hedges and qualified for short-cut method treatment under SFAS No 133. As such, the Company assumed there was no ineffectiveness of these hedge contracts, and accordingly, no gain or loss was recorded in the income statement relative to the changes in fair value of these interest rate swap contracts, but instead the changes in fair value of the contracts were reflected in other comprehensive income (loss). There were no new derivative contract agreements entered into by the Company during the second or third quarters of 2001.

NOTE 10.          NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method of accounting. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which will be effective for the Company beginning January 1, 2002. The Company is evaluating the effects of these new accounting standards, however the Company does not anticipate any material effect on its financial statements.

         Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company's financial statements for the period beginning January 1, 2003, with earlier application encouraged. The Company is evaluating the effects of this new accounting standard, however the Company does not anticipate any material effect on its financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Although SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains most of the concepts of that standard, except that it eliminates the requirement to allocate goodwill to long-lived assets for impairment testing purposes and it requires that a long-lived asset to be abandoned or exchanged for a similar asset be considered held and used until it is disposed, i.e. the depreciable life should be revised until the asset is actually abandoned or exchanged. Also, the new standard includes the basic provisions of Accounting

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS


Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business, where that component can be clearly distinguished from the rest of the entity. This statement is effective for the Company's financial statements for the period beginning January 1, 2002, with earlier application encouraged. The provisions of this new statement generally are to be applied prospectively. The Company is evaluating the effects of this new accounting standard, however the Company does not anticipate any material effect on its financial statements.

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

RESULTS OF OPERATIONS

Net Sales

         Net sales decreased by $3.4 million in the three month period ended September 30, 2001 compared with the corresponding period of the preceding year. This decrease was a result of unfavorable changes in currency exchange rates and lower average selling prices, partially offset by the net favorable effects of changes in sales volumes. Changes in currency exchange rates had an unfavorable impact of $3.7 million on the net sales comparison, as a result of a stronger U.S. dollar versus the euro and the Brazilian real compared with the same quarter of the prior year. Lower average selling prices unfavorably impacted the net sales comparison by $2.5 million. Lower average selling prices were experienced in the French and U.S. businesses, while the Brazilian business experienced slightly higher average selling prices. Although sales volumes for the quarter decreased in total by five percent compared with the same quarter of the prior year, changes in the mix of sales volumes contributed favorably to the net sales comparison by $2.8 million in the quarter. Sales volumes for the quarter increased by 15 percent for the French business unit, with higher sales of both tobacco-related papers and reconstituted tobacco leaf products. Sales volumes decreased by four percent for the U.S. business unit and by 40 percent for the Brazilian business unit, both primarily as a result of declines in sales of commercial and industrial papers. Lower sales of commercial and industrial papers in Brazil were the result of decisions made in the second quarter of 2001 to exit the Brazilian printing and writing uncoated papers market and to shut down one of its paper machines.

     Net sales increased by $6.3 million in the nine month period ended September 30, 2001 compared with the corresponding period of the preceding year. This increase was a result of changes in sales volumes and higher average selling prices, partially offset by unfavorable changes in currency exchange rates. Although sales volumes for the nine month period decreased in total by one percent compared with the same period of the prior year, changes in the mix of sales volumes contributed favorably to the net sales comparison by $16.7 million. Sales volumes increased at the French business unit by nine percent, with higher sales of both tobacco-related papers and reconstituted tobacco leaf products. Sales volumes of the U.S. business unit increased by one percent. For the Brazilian business unit, sales volumes declined by 23 percent, with lower sales of commercial and industrial papers (see further comments regarding the decline in sales of Brazilian commercial and industrial papers in the previous paragraph) more than offsetting improvements in tobacco-related papers. Sales volumes of all three business segments had been unfavorably impacted in the first quarter of 2000 by a shift of sales volumes related to Year 2000 concerns of certain customers which increased their year-end 1999 inventories. Higher average selling prices had a positive $2.0 million impact on the net sales comparison. Changes in currency exchange rates had an unfavorable impact of $12.4 million on the net sales comparison, as a result of a stronger U.S. dollar versus the euro and the Brazilian real compared with the same period of the prior year.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


Operating Profit

         Operating profit increased by $0.4 million in the three month period ended September 30, 2001 compared with the corresponding period of the preceding year. Excluding a $0.5 million pre-tax restructuring charge recorded by the Company's Brazilian business (see "Brazilian Restructuring" below), operating profit for the quarter improved by $0.9 million, with improvements in the French and Brazilian business segments more than offsetting a decline in the U.S. business segment. All three business segments experienced lower per ton wood pulp costs, favorably impacting operating profit by $5.1 million in total. Operating profit for the French business unit increased by $2.0 million as a result of higher sales volumes and lower per ton wood pulp costs, partially offset by lower average selling prices, higher chemical prices and increased selling expense. Operating profit in Brazil, excluding the $0.5 million restructuring charge, increased by $0.8 million as the favorable effects of lower per ton wood pulp costs and somewhat higher average selling prices more than offset the unfavorable effects of lower sales volumes. Operating profit in the United States decreased by $1.6 million primarily as a result of increased operating expenses at the Spotswood, New Jersey mill. The banded cigarette paper project continued to have significant unfavorable impacts on mill operations at Spotswood, where operating costs were $2.0 million unfavorable for the quarter compared with the comparable quarter of the prior year. Additionally, the U.S. business unit experienced lower sales volumes, lower average selling prices, higher purchased energy costs and increased research expenses in support of new product development efforts. These unfavorable factors in the United States were partially offset by lower per ton wood pulp costs. Total nonmanufacturing expenses increased by $0.7 million during the quarter as a result of higher selling expense in France, higher research expense, primarily in the United States, and higher general expense, primarily due to increased benefit costs.

         Operating profit decreased by $4.4 million in the nine month period ended September 30, 2001 compared with the corresponding period of the preceding year. Excluding the total $5.1 million of pre-tax restructuring charges recorded by the Company's Brazilian business (see "Brazilian Restructuring" below), operating profit increased by $0.7 million, with an improvement in the French business segment more than offsetting decreases in the Brazilian and U.S. business segments. Lower per ton wood pulp costs in all three business segments favorably impacted operating profit by $5.1 million. Operating profit was unfavorably impacted in all three business segments by increased energy prices having a $4.0 million effect in total. Operating profit for the French business unit increased by $3.4 million as a result of higher sales volumes, higher average selling prices and lower per ton wood pulp costs partially offset by increased costs of energy and other materials, as well as increased nonmanufacturing expenses. Excluding the $5.1 million restructuring charge, operating profit in Brazil decreased by $0.3 million primarily as a result of increased local business taxes, a decline in the production and sales of printing and writing grades of papers, higher energy costs and increased research expense more than offsetting the benefits of increased tobacco-related paper sales volumes, higher average selling prices and lower per ton wood pulp costs. Operating profit in the United States declined by $1.3 million as a result of increased operating expenses at the Spotswood mill, which have been unfavorable by $5.4 million for the year-to-date period compared with the same period of the prior year, and higher purchased energy and nonmanufacturing expenses. These unfavorable effects were partially offset by the effects of lower per ton wood pulp costs, increased sales volumes, somewhat higher average selling prices and improved mill operations other than at the Spotswood mill. Total nonmanufacturing expenses increased by $3.5 million for the nine month period comparison as a result of higher general, research and selling expenses. Higher general expense was caused primarily by increased benefit costs. Research expense increased in the United States and Brazil in support of new product development activities. Higher selling expense was incurred in France as a result of increased employee and agent compensation.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)

Brazilian Restructuring

         The Brazilian printing and writing uncoated papers market had shown weakness at the end of 2000 and through the first half of 2001 resulting in pressure on operating margins. Beginning in January 2001, the Company also reduced its sales of certain grades of these papers that had been negatively impacted by ICMS, a form of value-added business tax. In addition, in late May 2001, the Brazilian government enacted an electricity rationing program which has an overall objective of a 20 percent reduction in electricity consumption in Brazil and mandates a 25 percent reduction in electricity consumption by the paper industry in the most populated and industrialized regions of Brazil. In response to the Brazilian government's electricity reduction directive, the Company's Brazilian business implemented an electricity reduction program; however, to achieve the 25 percent reduction, it was necessary to institute production curtailments. Machine downtime was taken to reduce production of the Company's least profitable products. The printing and writing uncoated papers business had been the least profitable product line in Brazil while also being the largest energy user. The duration of the government's electricity reduction directive was, and still is, uncertain, although it was expected to initially last at least six months through the traditional "dry period" in Brazil. The Brazilian government's forced electricity reduction program is in response to unusually low water levels in the lakes and reservoirs supplying Brazil's hydroelectric facilities that provide 90 percent of that country's electricity.

         As a result of these business conditions, the Company made a decision during the second quarter of 2001 to exit the printing and writing uncoated papers business in Brazil, which permits the Company's Brazilian operations to comply with the government's electricity rationing program and to better focus on and service its other more profitable product lines. This plan to restructure its Brazilian operations resulted in the Company recording a pre-tax charge in the second quarter of 2001 of $4.6 million, primarily for the non-cash write-down of assets related to the printing and writing uncoated papers business. An additional pre-tax charge of $0.5 million was recorded in the third quarter of 2001, primarily related to employee termination and severance costs, after determining which employees would be affected and providing notice to such affected employees.

NON-OPERATING EXPENSES

         Interest expense was lower by $0.4 million and $1.1 million for the three and nine month periods ended September 30, 2001, respectively, compared with the corresponding periods of the preceding year. In 2001, a larger amount of interest was capitalized to capital projects than during the comparable periods of 2000. The favorable effect of lower average interest rates in the United States during 2001 was largely offset by higher average interest rates in France. Other income, net consisted primarily of interest income, royalty income and foreign currency transaction gains and losses in each of the periods presented, and a favorable settlement reflected in the nine month period of 2000 related to a prior-period claim.

INCOME TAXES

         The effective income tax rates for the three and nine month periods ended September 30, 2001 were 35.2 percent and 36.6 percent, respectively, compared with 31.8 percent and 30.5 percent for the respective corresponding periods of 2000. The three and nine month periods ended September 30, 2000 benefited from a favorable $0.8 million income tax adjustment associated with repatriations from Schweitzer-Mauduit Spain, S.L., a wholly-owned subsidiary of the Company, to the parent. The nine month period ended September 30, 2000 also benefited from a $1.0 million favorable adjustment to reduce Spanish deferred income tax valuation allowances and a favorable tax benefit of $0.4 million related to settlement of a prior-period claim. The effective income tax rates for the three and nine month periods of 2001 benefited from a decrease in the French corporate income tax rate from 37.7 percent for 2000 to 36.3 percent for 2001.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                       (U.S. $ in millions)
Cash Provided by (Used for):                                                          2001               2000
Changes in operating working capital.............................................. $  (9.4)            $  (6.9)
Advance payments from customers...................................................    43.0                 4.0
Operations........................................................................    74.9                43.3
Capital spending..................................................................   (55.9)              (14.0)
Purchases of treasury stock.......................................................     -                 (10.1)

         The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. The Company's net cash provided by operations increased from $43.3 million to $74.9 million for the nine month periods ended September 30, 2000 and September 30, 2001, respectively, primarily due to $43.0 million obtained in the 2001 period from advance payments from customers compared with $4.0 million of advance payments in the corresponding period of 2000. These advance payments are for future product purchases for which the Company has recorded Deferred Revenue, which will be amortized into Net Sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of future product sales. The Company estimates that approximately $8.7 million of the Deferred Revenue will be amortized to Net Sales during the next 12 months and thus has classified such amount in Current Liabilities. Changes in operating working capital contributed unfavorably to cash flow by $9.4 million and $6.9 million in the nine month periods ended September 30, 2001 and 2000, respectively. The 2001 increase in working capital was primarily due to a decrease in accounts payable, mainly due to the banded cigarette paper capital project at the Spotswood mill. The 2000 increase in working capital was primarily due to an increase in accounts receivable.

         Capital spending in the nine month period ended September 30, 2001 included $45.1 million toward the implementation of the banded cigarette paper project at the Spotswood mill. During the first nine months of 2000, capital spending included $3.0 million toward the banded cigarette paper project and $2.9 million toward a new high-speed slitter, both at the Spotswood mill. Also included in the total capital spending for the nine months ended September 30, 2000 was $1.3 million toward improvement of a reconstituted tobacco leaf machine in the Spay, France mill.

         During the nine month period ended September 30, 2000, the Company repurchased a total of 706,200 shares of its common stock for $10.1 million. During 2000, the Company's Board of Directors authorized the repurchase of additional shares of the Company's common stock for the period January 1, 2001 through December 31, 2002 in an amount not to exceed $20 million. During the first nine months of 2001, the Company did not repurchase any shares of its common stock. Common stock repurchases in 2001 will be dependent upon various factors, including cash availability, the stock price and strategic opportunities.

         On October 25, 2001, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on December 10, 2001 to stockholders of record on November 12, 2001.

         The Company's ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, stockholder dividends, purchases of Company stock and working capital. Other than expenditures associated with capital projects, the Company had no material outstanding commitments as of September 30, 2001.

         The Company believes its cash flow from operations, together with borrowings available under its revolving credit and other credit facilities, will be sufficient to fund its ongoing cash requirements.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

         Outstanding term loans under the Company's current bank credit agreement are payable in three equal semiannual installments beginning in January 2002 based on existing terms. The Company has reflected the first two installment payments totaling $53.1 million in Current Liabilities on its consolidated balance sheet as of September 30, 2001. However, the Company intends, and is currently engaged in activities, to refinance such loans with long-term bank financing prior to the first installment payment date.

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

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method of accounting. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which will be effective for the Company beginning January 1, 2002. The Company is evaluating the effects of these new accounting standards, however the Company does not anticipate any material effect on its financial statements.

         Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company's financial statements for the period beginning January 1, 2003, with earlier application encouraged. The Company is evaluating the effects of this new accounting standard, however the Company does not anticipate any material effect on its financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Although SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains most of the concepts of that standard, except that it eliminates the requirement to allocate goodwill to long-lived assets for impairment testing purposes and it requires that a long-lived asset to be abandoned or exchanged for a similar asset be considered held and used until it is disposed, i.e. the depreciable life should be revised until the asset is actually abandoned or exchanged. Also, the new standard includes the basic provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business, where that component can be clearly distinguished from the rest of the entity. This statement is effective for the Company's financial statements for the period beginning January 1, 2002, with earlier application encouraged. The provisions of this new statement generally are to be applied prospectively. The Company is evaluating the effects of this new accounting standard, however the Company does not anticipate any material effect on its financial statements.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

OUTLOOK

         Cigarette consumption and production in the United States continue to decline as a result of declines in domestic cigarette consumption and exports of cigarettes manufactured in the United States, however the decline in 2000 and thus far in 2001 has been at a lower rate than in 1998 and 1999. Sales volumes of tobacco-related papers of the Company's U.S. business segment appear to have stabilized. The negative impact of lower U.S. cigarette production is being more than offset by the Company's increased market share within the North American market. Outside the United States, trends of improvement are expected to continue in tobacco-related paper sales in Eastern and Western Europe and Latin America. Growth in full-year French reconstituted tobacco leaf sales volumes is anticipated for 2001 compared with 2000.

         The Company's Brazilian business is expected to experience a significant decline in its net sales in the fourth quarter of 2001 compared with the comparable period of the prior year as a result of a decision to exit the Brazilian printing and writing uncoated papers market (see "Brazilian Restructuring" above). The Company's Brazilian business segment's net sales of printing and writing uncoated papers totaled approximately $25 million in the full year of 2000. The Brazilian government's electricity rationing program is not expected to significantly affect the demand for the Company's tobacco-related papers nor the Company's ability to produce such papers following the Company's decision to shut down one of its paper machines (see "Brazilian Restructuring" above). The Company does not expect the availability of major raw materials such as wood pulp, chemicals and chalk and the ability to receive raw materials and ship finished product to be materially impacted by the electricity rationing program. Exiting the printing and writing uncoated papers market will permit the Company's Brazilian business to better focus on and service its other more profitable product lines. Cost reduction activities implemented as part of the restructuring have proceeded as expected and the exit of the Brazilian printing and writing uncoated papers market and resulting restructuring of the Brazilian business is expected to have a favorable impact on the ongoing financial results of the Company.

         The fourth quarter of 2001 is expected to be unfavorably affected by typical seasonal fluctuations in customer orders in the United States and Brazil and by maintenance work that was delayed from earlier in the year. Tobacco-related paper volumes could be favorably impacted in the fourth quarter by a strike at the Company's sole domestic competitor, RFS Ecusta Inc. The union workforce of Ecusta's paper mill went on strike on October 15, 2001, but it is too soon to determine what impact, if any, this strike might have on the Company's business.

         During 2000, the Company and Philip Morris reached agreement to proceed with the modification of paper machines and related manufacturing equipment at the Company's Spotswood mill to produce commercial quantities of a new proprietary banded cigarette paper for Philip Morris. Capital spending for the implementation of the banded cigarette paper project will essentially be completed in the fourth quarter and is currently expected to total approximately $48 million for the full year 2001. Process checkouts, machine trials and product qualifications will be occurring in future quarters. Spotswood mill operating expenses are expected to continue being a negative factor for the balance of 2001 due to the unfavorable impact of the capital project on mill operations, although improvement is anticipated in subsequent quarters.

         Excluding capital spending associated with the banded cigarette paper project, the Company expects to control its capital spending to approximately $25 million for 2001.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)


         The Company experienced higher energy costs in the first nine months of 2001 compared with the comparable period of the prior year. Higher energy costs may persist through the balance of 2001. However, the per ton cost of wood pulp declined during the first nine months of 2001 compared with the comparable period of 2000. Per ton wood pulp costs appear to have stabilized and are expected to provide a positive quarter-to-quarter comparison in the fourth quarter of 2001.

         Worldwide demand for tobacco-related papers remains below worldwide capacity for such papers despite actions by suppliers to shut-down less efficient machines. Continuing excess worldwide capacity for tobacco-related papers, declining per ton wood pulp costs and the strong U.S. dollar versus European and other foreign currencies continue to make it difficult to increase selling prices. Somewhat lower average selling prices are anticipated during the fourth quarter of 2001 compared with the comparable period of the prior year.

         The French corporate income tax rate declined from 37.7 percent for 2000 to 36.3 percent for 2001. The Company expects its consolidated effective income tax rate to be approximately 36 percent for the balance of 2001.


FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this report, particularly in the foregoing discussion regarding the "Outlook" of the Company, constitute forward-looking statements, generally identified by phrases such as the Company "expects" or "anticipates", as well as by use of words of similar effect, such as "appears", "could", "should", "may" and "typically," within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by that Act. This report contains many such forward-looking statements, including statements regarding management's expectations and beliefs concerning future events and factors impacting the Company, including future selling prices for the Company's products, future market prices for wood pulp used by the Company, future consumption and rates of purchased energy, expected sales volumes trends, new product introductions, future banded cigarette paper implementation costs, expected Brazilian restructuring impacts, anticipated effects of the RFS Ecusta Inc. paper mill strike, anticipated financial and operational results, anticipated capital spending, anticipated effective income tax rates and tax and other governmental actions, contingencies, and other expected transactions of the Company. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the results of the Company will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates. Certain factors in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 2001 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. In addition to those mentioned above, certain factors that could cause the Company's future results to differ materially from those expressed in any such forward-looking statements are discussed in the Company's 2000 Annual Report on Form 10-K, Part II, Item 7, under the heading "Factors That May Affect Future Results."

                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         15. Independent Accountants' Report, dated October 19, 2001 from Deloitte & Touche LLP to Schweitzer-Mauduit International, Inc.

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


November 13, 2001                                             November 13, 2001

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
15.      ---  Independent Accountants' Report, dated October 19, 2001 from
              Deloitte & Touche LLP to Schweitzer-Mauduit International, Inc.

23.      ---  Independent Accountants' Consent.