Form 10-K
period 2001-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2002-03-08
CIK 1000623

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

   [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                         OR
   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM           TO

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

                                 1-800-514-0186
             (Registrant's telephone number, including area code):

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 2002, 14,851,935 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding, and the aggregate market value of the common stock on such date (based on the closing price of these shares on the New York Stock Exchange) held by non-affiliates was approximately $338 million.

                                  (Continued)

                      DOCUMENTS INCORPORATED BY REFERENCE

    Schweitzer-Mauduit International, Inc.'s 2002 Proxy Statement, filed with the Commission dated March 14, 2002, contains certain of the information required in this Form 10-K, and portions of that document are incorporated by reference herein from the applicable sections thereof. The following chart identifies the sections of this Form 10-K which incorporate by reference portions of the Company's 2002 Proxy Statement. The Items of this Form 10-K, where applicable, specify which portions of such document are incorporated by reference. The portions of such document that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.

DOCUMENT OF WHICH PORTIONS                          ITEMS OF THIS FORM 10-K
ARE INCORPORATED BY REFERENCE                       IN WHICH INCORPORATED
-----------------------------                       -----------------------
2002 Proxy Statement                                Part III
                                                    Item 10. Directors and Executive Officers of the
                                                             Registrant
                                                    Item 11. Executive Compensation
                                                    Item 12. Security Ownership of Certain Beneficial
                                                             Owners and Management
                                                    Item 13. Certain Relationships and Related
                                                             Transactions

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

     Schweitzer-Mauduit International, Inc. ("SWM"), headquartered in the United States of America ("United States" or U.S."), was incorporated in Delaware on August 21, 1995 as a wholly-owned subsidiary of Kimberly-Clark Corporation ("Kimberly-Clark") for the purpose of effectuating the tax-free spin-off of Kimberly-Clark's U.S., French and Canadian business operations that manufacture and sell tobacco-related papers and other specialty paper products. Pursuant to a distribution agreement dated October 23, 1995, Kimberly-Clark distributed to its stockholders all of the common stock of SWM on November 30, 1995 (the "Distribution"). As a result of the Distribution, SWM became an independent public company. As used herein, the "Company" means SWM, SWM and its several subsidiaries or, as determined by the context, one or more of its several subsidiaries.

     The Company's wholly-owned direct subsidiaries are Schweitzer-Mauduit Canada, Inc. ("SM-Canada") and Schweitzer-Mauduit Spain, S.L. ("SM-Spain"), a holding company organized under the Spanish holding company regime and the primary foreign investment holding company for SWM. The Company indirectly through SM-Spain has subsidiaries in France and Brazil. SM-Spain owns directly 100 percent of Schweitzer-Mauduit France S.A.R.L., a French corporation ("SMF"), and 72 percent of the issued and outstanding shares of LTR Industries S.A., a French corporation ("LTRI"). SMF, directly or indirectly, owns 100 percent of three principal French operating subsidiaries, Papeteries de Mauduit S.A.S. ("PdM"), Papeteries de Malaucene S.A.S. ("PdMal") and Papeteries de Saint-Girons S.A.S. ("PdStG"). SM-Spain also owns directly 99.99 percent of the issued and outstanding shares of Schweitzer-Mauduit do Brasil S.A., a Brazilian corporation ("SWM-B"). The Company does not have any unconsolidated subsidiaries, joint ventures or special purpose entities.

     Financial information about foreign and domestic operations, contained under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" appearing in Part II, Item 7 herein and in Notes 5, 6 and 13 ("Debt", "Income Taxes" and "Business Segments and Geography," respectively,) to Consolidated Financial Statements contained in "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" appearing in Part II, Item 8 herein, are incorporated in this Item 1 by reference.

DESCRIPTION OF THE BUSINESS

     GENERAL. Schweitzer-Mauduit International, Inc. is a diversified producer of premium specialty papers and the world's largest supplier of fine papers to the tobacco industry. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products, which comprised 91 percent, 88 percent and 89 percent of the Company's 2001, 2000 and 1999 consolidated net sales, respectively, include cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette ("Cigarette Papers"), reconstituted tobacco leaf ("RTL") for use as filler in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging. These products are sold directly to the major tobacco companies or their designated converters in North and South America, Western and Eastern Europe, Asia and elsewhere.

     Non-tobacco industry products include lightweight printing and writing papers, coated papers for packaging and labeling applications, business forms, furniture laminates, battery separator paper, drinking straw wrap, filter papers and other specialized papers primarily for the North American, Western European and Brazilian markets. These products are generally sold directly to converters and other end-users. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine utilization.

     PRODUCTS. Each of the three principal types of paper used in cigarettes -- cigarette, plug wrap and tipping papers -- serves a distinct purpose in the function of a cigarette.

     Cigarette paper wraps the column of tobacco in a cigarette. Certain properties of cigarette paper, such as basis weight, porosity, opacity, tensile strength, texture and burn rate must be controlled to tight tolerances. Many of these characteristics are critical to meet the requirements of high-speed production processes utilized by cigarette manufacturers as well as their desired attributes of finished cigarettes such as reduced fire risk or reduced deliveries of tobacco-related smoke constituents.

     Plug wrap paper forms the outer layer of a cigarette filter and is used to hold the filter materials in a cylindrical form. Conventional plug wrap is manufactured on flat wire paper machines using wood pulp. Porous plug wrap, a highly air permeable paper, is manufactured on inclined wire paper machines using a furnish consisting of "long fibers," such as abaca, and wood pulp. Porosity, a measure of air flow permeability, ranges from a typical level of less than 100 Coresta on conventional plug wrap to 35,000 Coresta on high porosity papers. High porosity plug wrap is sold under the registered trademark POROWRAP(R) and is used on filter-ventilated cigarettes. High porosity papers can also be used for such specialty products as battery separator paper.

     Tipping paper, produced in white or buff color, joins the filter element to the tobacco-filled column of the cigarette. The ability to produce tipping paper which is both printable and glueable at high speeds is critical to producing a cigarette with a distinctive finished appearance.

     Reconstituted tobacco is used by manufacturers of cigarettes, cigars and other tobacco products. The Company currently produces reconstituted tobacco in two forms: leaf in France, which is manufactured by LTRI, and wrapper and binder in the United States. Reconstituted tobacco leaf is used by manufacturers of cigarettes primarily as a filler that is blended with virgin tobacco as a design aid to achieve certain attributes of finished cigarettes, such as taste characteristics and reduced deliveries of tobacco-related smoke constituents, and to cost-effectively utilize tobacco leaf by-products. Wrapper and binder are reconstituted tobacco products used by manufacturers of machine-made cigars. Binder is used to hold the tobacco leaves in a cylindrical shape during the production process. Wrapper is used to cover the outside of the cigar, providing a uniform, finished appearance.

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

     MARKETS AND CUSTOMERS. The Company's U.S. business primarily supplies the major, and many of the smaller, cigarette manufacturers in North America, and also has significant sales in South America and Japan. The customer base for the U.S. operations consists of more than 100 customers in approximately 30 countries. The Company's French businesses rely predominantly on worldwide exports, primarily to Western Europe, Asia, Eastern Europe and the former Commonwealth of Independent States, and, in lesser but substantial amounts, to Africa, the Middle East and Australia. The customer base for the French operations consists of a diverse group of over 200 customers in more than 80 countries. The Company's Brazilian business primarily supplies customers in Brazil, but with increasing sales to other South American countries. The current customer base of the Brazilian operations consists of the cigarette manufacturers in Brazil, as well as approximately 20 customers in approximately ten countries outside Brazil. Customers of all three business units include international tobacco companies, regional tobacco manufacturers and government monopolies.

     Philip Morris Incorporated ("Philip Morris"), including its subsidiaries, and B.A.T. Industries PLC ("BAT"), including its U.S. subsidiary Brown & Williamson Tobacco Corporation, its Brazilian subsidiary Souza Cruz S.A. ("Souza Cruz") and its other subsidiaries, are the Company's two largest customers. Philip

Morris and BAT, together with their respective affiliates and designated converters, accounted for approximately 32 percent and 18 percent, respectively, of the Company's 2001 consolidated net sales. Although the loss of one or both of these large customers could have a material adverse effect on the Company's results of operations, this is not considered likely given the significant share that SWM's capacity represents of the total world-wide supply available to meet the demand for cigarette-related fine papers.

     PHILIP MORRIS SUPPLY AGREEMENT. Since 1992, the Company's U.S. unit has been the single source of supply of Cigarette Papers to Philip Morris' U.S. operations. In May 2000, Philip Morris and the Company reached agreement on a Second Amended and Restated Supply Agreement for Fine Paper Supply ("Second Amended Supply Agreement"). The Second Amended Supply Agreement extends the Company's position as the supplier of Cigarette Papers to Philip Morris' U.S. operations through December 31, 2004, except that Philip Morris has the continuing right to acquire up to ten percent of its prior year purchases of Cigarette Papers from other suppliers, although to-date it has chosen not to do so. By its terms, the Second Amended Supply Agreement automatically renews for three successive terms of two years each unless either party gives notice of non-renewal 24 months before the end of the then-current contract term. Further, a June 2000 notice to proceed, given in accordance with the terms of an addendum to the Second Amended Supply Agreement, initiated an exclusive supply arrangement with Philip Morris U.S.A. for a new jointly developed banded cigarette paper that may make a cigarette less likely to ignite certain fabrics. In January 2000, Philip Morris began consumer testing of cigarettes made with this new paper and in 2001 began limited commercial sales of cigarettes made with banded cigarette paper. Philip Morris and the Company also have entered into a licensing and royalty agreement covering future commercialization of this new paper.

     SOUZA CRUZ SUPPLY AGREEMENT. On February 2, 1998, as part of the Company's agreement to purchase a Brazilian specialty paper manufacturer named Companhia Industrial de Papel Pirahy ("Pirahy"), the predecessor of the Company's Brazilian operations, SWM-B entered into two exclusive supply agreements with its former owner and its largest customer, Souza Cruz, to supply all of Souza Cruz's needs for papers which SWM-B is capable of producing. The supply agreement for tobacco-related papers, as amended in February 2000, has an initial term of six years until February 2, 2004 and automatically renews for additional three-year terms unless either party provides notice of phase-out prior to the date of expiration. The supply agreement for coated paper used in the packaging of cigarette products, as amended in February 2000, has an initial term of six years until February 2, 2004, with extensions to be negotiated prior to the date of expiration.

     EMPLOYEE AND LABOR RELATIONS. As of December 31, 2001, the Company had 3,359 regular full-time active employees of whom 643 hourly employees and 302 salaried employees were located in the United States and Canada, 1,140 hourly employees and 638 salaried employees were located in France and 591 hourly employees and 45 salaried employees were located in Brazil.

     North American Operations -- Hourly employees at the Lee, Massachusetts, Spotswood, New Jersey and Ancram, New York mills are represented by locals of the Paper, Allied-Industrial, Chemical and Energy Workers International Union ("PACE"). A new three-year collective bargaining agreement was signed during 2001 for the Ancram mill expiring on September 30, 2004. The current collective bargaining agreements expire at the Spotswood mill on June 15, 2002 and at the Lee mills on August 1, 2002. There have been no strikes or work stoppages at any of these locations for approximately 20 years, and the Company believes employee and union relations are positive.

     The fiber operations of the Company's Canadian subsidiary are non-union. The Company believes that employee relations are positive.

     French Operations -- Hourly employees at the Company's mills in Quimperle, Malaucene, Saint-Girons and Spay, France are union represented. A new one-year collective bargaining agreement has been signed in 2002 in Spay expiring February 28, 2003. New two-year collective bargaining agreements have been signed in 2002 in Malaucene and Quimperle expiring December 31, 2003. The current agreement in Saint-Girons is scheduled to expire on April 30, 2002. The Company's French management expects to reach agreement on a new contract at the Saint-Girons mill in 2002 without any significant work stoppages. Over the years, there have been intermittent work stoppages lasting from a few hours to several days. The Company believes that, overall, employee relations are positive and comparable to similar French manufacturing operations.

     Brazilian Operations -- Hourly employees at the Pirahy mill are represented by a union. The current annual collective bargaining agreement expires on May 31, 2002. The Company believes that, overall, employee relations are positive and comparable to similar Brazilian manufacturing operations.

     RAW MATERIALS AND ENERGY. Wood pulp is the primary fiber used in the Company's operations. These operations consumed approximately 105,000 and 116,000 metric tons of wood pulp in 2001 and 2000, respectively, all of which was purchased. Company operations also use other cellulose fibers, the most significant of which are in the form of flax fiber and tobacco leaf by-products, as the primary raw materials for the Company's Cigarette Papers and reconstituted tobacco products, respectively. While tobacco leaf by-products are generally the property of the cigarette manufacturer for whom the reconstitution is contracted, the Company and LTRI purchase some tobacco leaf by-products for use in the production of RTL and wrapper and binder products.

     Flax straw is purchased and subsequently processed into flax tow at processing facilities in Canada and France. The flax tow is then converted into flax pulp at pulping facilities in the United States and France. Flax tow and flax pulp are also purchased externally, but these purchases only represent approximately 30 percent of the flax pulp currently consumed by the Company's operations in the United States, France and Brazil.

     Certain specialty papers are manufactured by the Company's operations in France with other cellulose fibers, such as abaca, and small amounts of secondary and recycled fibers. All of these secondary and recycled fibers are purchased.

     The Company believes that the raw materials purchased by the Company are readily available from several sources and that the loss of a single supplier would not have a material adverse effect on the Company's ability to procure needed raw materials from other suppliers.

     The papermaking processes use significant amounts of energy, primarily electricity and natural gas, to run the paper machines and other equipment used in the manufacture of pulp and paper. In France and in the United States, availability of energy is generally not expected to be an issue, although prices can fluctuate significantly based on variations in demand. In Brazil, where that country's production of electricity is heavily reliant upon hydroelectric plants, availability of electricity has been affected in the past by weather variations. The Company's Brazilian business currently has a sufficient supply of energy to continue its current level of operation.

     WORKING CAPITAL. The Company normally maintains approximately 30 to 60 days of inventories to support its operations. The Company's sales terms average between 30 and 60 days for payment by its customers, dependent upon the products and markets served. For a portion of the Company's business, particularly the Company's French businesses' export sales, extended terms are provided. With respect to the Company's accounts payable, the Company typically carries approximately a 30 to 60 day level, in accordance with its purchasing terms, which vary by business segment. The accounts payable balance varies in relationship to changes in the Company's manufacturing operations, particularly due to changes in prices of wood pulp and the level and timing of capital expenditures related to projects in progress.

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

     Cigarette Paper -- Management believes that the Company has an estimated 60 to 65 percent share of the North American cigarette paper market. RFS Ecusta Inc. ("Ecusta"), a subsidiary of Purico (IOM) Ltd., is the Company's sole domestic competitor in the sale of cigarette paper in North America. Ecusta's hourly workforce effected a work stoppage of one month duration commencing in October 2001 which reduced its sales of paper to the cigarette industry. Subsequently, the Company along with European suppliers, such as Wattens GmbH ("Wattens"), an Austrian subsidiary of Trierenberg Holding ("Trierenberg"), and Miquel y Costas & Miquel S.A., a Spanish corporation ("Miquel y Costas"), increased their shares of the North American market. Management believes that the bases of cigarette paper competition are security of supply, price, consistent quality, level of technical service and performance requirements of the customer's cigarette-making equipment.

     The principal competitors of the Company's French cigarette paper businesses are Wattens, Miquel y Costas and Julius Glatz GmbH. PdM and PdStG, indirect wholly-owned subsidiaries of the Company in France, sell approximately 60 percent of their products in Western Europe and Asia. Management believes that the bases of competition for PdM's and PdStG's products are the same as for the Company's U.S. business.

     The principal competitors of the Company's Brazilian cigarette paper business are Wattens, Miquel y Costas and Cartieira Del Maglio S.p.A. SWM-B has an estimated 80 percent share of the cigarette paper market in Brazil and an estimated 60 to 65 percent share of the cigarette paper market in South America. Management believes that the bases of cigarette paper competition for SWM-B are the same as for the Company's U.S. business.

     Plug Wrap Paper -- Management believes that the Company's U.S. business has an estimated 70 to 75 percent share of the North American market for plug wrap papers. The remainder of the North American market is shared by two competitors:
Miquel y Costas and Wattens. The Company's French businesses hold an estimated 60 percent of the Western European high porosity plug wrap market. Wattens is the Company's principal competitor in that market. Through the Brazilian business' supply of conventional plug wrap papers and the U.S. business' supply of porous plug wrap papers, the Company has an estimated 70 percent share of the South American market for plug wrap papers. Miquel y Costas and Wattens are the Company's principal competitors in that market.

     Management believes that the primary basis of competition for high porosity plug wrap is technical capability with price being a less important consideration. On the other hand, conventional plug wrap entails less technical capability with the result that price and quality are the primary bases of competition.

     Tipping Paper -- Management believes that the Company's U.S. business has an estimated 60 to 65 percent share of the North American market for base tipping paper which is subsequently printed by converters. Its principal competitors in this market are Ecusta and Tervakoski Oy, a Finnish subsidiary of Trierenberg. Ecusta's sales of tipping paper have declined in recent months (see comment under "Cigarette Paper" above). Management believes that the bases for competition are consistent quality, price and, most importantly, the ability to meet the runnability and printability requirements of converting equipment and high-speed cigarette-making machines.

     PdMal, another of the Company's indirect wholly-owned French subsidiaries, operates a tipping paper mill in Malaucene, France, and ranks among the largest converted tipping paper producers in Western Europe, with an estimated 15 percent market share. PdMal produces printed and unprinted, and laser and electrostatically perforated tipping papers. PdMal's principal European competitors are Tann-Papier GmbH, an Austrian subsidiary of Trierenberg, Benkert GmbH (Germany) and Miquel y Costas. Management believes that the bases of competition for perforated tipping paper in Europe are perforation technology, consistent quality and price.

     The Company's Brazilian business has an estimated 65 to 70 percent share of the South American market for base tipping paper which is subsequently printed by converters. The Company's principal competitor in Latin America is Miquel y Costas. Management believes that the bases of tipping paper competition for SWM-B are the same as for the Company's U.S. business.

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

     Other Products -- As noted above, the Company and its subsidiaries produce papers for lightweight printing and writing, coated papers for packaging and labeling applications, business forms, furniture laminates, battery separator papers, wrapping paper for drinking straws, filter papers and other specialized papers. Management believes that price is the primary basis of competition for drinking straw wrap, printing and writing and filter papers, while consistent quality and customer service are believed to be the primary competitive factors for battery separator and business forms papers. The Company does not possess a significant market share in any of the above segments, except for battery separator papers, where it holds approximately 25 percent of the worldwide market. The Company continues, to the extent feasible, to convert its production of less profitable papers to more profitable niche applications.

     RESEARCH AND DEVELOPMENT; PATENTS AND TRADEMARKS. The Company has research and laboratory facilities in Spay, France, Santanesia, Brazil and Alpharetta, Georgia and employs more than 50 research personnel. The Company is dedicated to developing Cigarette Papers, reconstituted tobacco and non-tobacco paper product innovations and improvements to meet the needs of individual customers. The development of new components for tobacco products and the development of new non-tobacco paper products are the primary focuses of these research and development functions, including several development projects for the Company's major customers. The Company expensed $7.6 million, $6.3 million and $6.7 million in 2001, 2000 and 1999, respectively, on product research and development.

     The Company believes that its research and product development capabilities are unsurpassed in the industry and have played an important role in establishing the Company's reputation for high quality, superior products. The Company's commitment to research and development has enabled the Company, for example, to (i) produce high-performance papers designed to run on the high-speed manufacturing machines of its customers, (ii) produce papers to exacting specifications with very high uniformity, (iii) produce cigarette paper with extremely low basis weights, and (iv) produce papers with specifically engineered properties required for end-product performance attributes. The Company also believes it is in the forefront of the specialty paper manufacturing process, having invested heavily in modern technology, including on-line banding capabilities for reduced fire risk papers, laser technology and modern paper-slitting equipment. The Company believes that its commitment to research and development, coupled with its investment in new technology and equipment, has positioned the Company to take advantage of growth opportunities abroad where the demand for American-style premium cigarettes continues to increase.

     As of December 31, 2001, the Company and its subsidiaries collectively owned 95 patents and had pending 73 patent applications covering a variety of Cigarette Papers, RTL and cigar wrapper and binder products and processes in the United States, Western Europe and several other countries. The Company believes that such patents, together with its papermaking expertise and technical sales support, have been instrumental in establishing it as the leading worldwide supplier of Cigarette Papers, RTL and reconstituted wrapper and binder made by the papermaking process.

     Management believes that the Company's "POROWRAP(R)" trademark for highly porous plug wrap paper, the "PDM" logo and the "JOB PAPIER A CIGARETTES", "PAPETERIES DE MAUDUIT" and "SCHWEITZER" trade names also have been important contributors to the marketing of the Company's products.

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

     The French businesses do maintain records of order backlogs. For Cigarette Papers, the order backlog was approximately $30 million and $31 million on December 31, 2001 and 2000, respectively. This represented approximately 48 and 50 days of Cigarette Paper sales for the French businesses in 2001 and 2000, respectively. LTRI's RTL business operates under a number of annual supply agreements. The order backlog for RTL was approximately $59 million and $48 million on December 31, 2001 and 2000, respectively.

     The Brazilian business does not calculate or maintain records of order backlogs. After exiting the printing and writing uncoated papers business during 2001, approximately one-half of its sales are to Souza Cruz, its largest customer. Souza Cruz provides forecasts of its future demand, typically eight weeks in advance, in order for the Brazilian operations to manage production and ensure a sufficient supply to meet Souza Cruz's anticipated requirements.

     Sales of the Company's products are not subject to seasonal fluctuations, except in the United States where customer shutdowns of one to two weeks in duration typically occur in July and December, and in Brazil where customer orders are typically lower in December due to a January and February holiday season.

     SALES AND DISTRIBUTION. Essentially all sales of tobacco-related products by the U.S. and French businesses are sold by the Company's marketing, sales and customer service organizations directly to cigarette manufacturers or their designated converters, and to cigar manufacturers, except in China where sales are generally made to trading companies for resale to cigarette producers. Most of the Company's U.S. and French businesses' non-tobacco related products, which represent approximately five percent of each of their respective net sales, are sold on a direct basis. The Brazilian business' tobacco-related products are sold by the Brazilian marketing and sales organization directly to cigarette manufacturers, and its non-tobacco related products are sold through brokers.

     ENVIRONMENTAL MATTERS. Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada are estimated to be approximately $4 to $5 million in 2002 and $1 to $2 million in 2003, none of which is the result of environmental violations. These expenditures are not expected to have a material adverse effect on the Company's financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in the Company's plans, changes in legal requirements or other factors.

     RISKS FOR FOREIGN OPERATIONS. In addition to its U.S. operations, the Company has manufacturing facilities in France, Brazil and Canada. The Company, principally through its French and Brazilian subsidiaries, markets and sells products in over 90 countries, many of which are third world markets. While not an exhaustive list of the various risks that may impact its foreign operations, and while the level of risk varies amongst countries, the Company's operations in foreign countries are subject to possible material international business risks, including unsettled political and economic conditions; expropriation; import and export tariffs, controls and restrictions; monetary exchange controls; inflationary economies; changes in currency value; changes in business and income tax regulations and risks related to restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries.

     INSURANCE. The Company maintains insurance coverage with reputable insurers in such amounts and against such risks as is customarily maintained by companies of similar size and engaged in similar businesses.

ITEM 2.  PROPERTIES

     As of December 31, 2001, the Company operated eight mills (which include four fiber pulping operations) in the United States, France and Brazil that produce specialty papers or reconstituted tobacco products. The Company also operates flax fiber processing operations in France and Canada. The Company or one of its subsidiaries owns each of these facilities and the associated operating equipment except for a flax tow storage facility in Killarney, Manitoba, which is leased. The Company and its subsidiaries maintain administrative and sales offices in Alpharetta, Georgia, in Quimperle and Paris, France, in Hong Kong, China, in Santanesia and Rio de Janeiro, Brazil and in Madrid, Spain. The Company's world headquarters are also located in Alpharetta. All of these offices are leased except for the Quimperle and Santanesia offices, which are owned by PdM and SWM-B, respectively.

     Management believes that each of these facilities is well-maintained, suitable for conducting the Company's operations and business, and adequately insured.

     Following the shut-down of a paper machine in Brazil in mid-2001, as a result of the Company's Brazilian business exiting the printing and writing uncoated papers market in Brazil, machine schedules during 2001 at all the Company's locations were at or near capacity. Currently no market-related production downtime is expected in 2002.

     In addition to the operating equipment listed on the following page, the Company and its subsidiaries have additional equipment which has been taken out of service, has been fully written off and for which there are no current or anticipated plans to operate or replace this equipment in the future. These pieces of equipment are in various states of condition and may or may not be usable should the Company need additional capacity. Further, it may not be cost-effective to make upgrades which may be necessary to bring this equipment back into service.

     The following are locations of the Company's principal facilities and operating equipment as of December 31, 2001, which are owned by the Company except as noted otherwise:

PRODUCTION LOCATIONS             EQUIPMENT                          PRODUCTS
--------------------             ---------                          --------
Lee Mills (four mill sites)      4 Paper Machines                   Base Tipping and Specialty
Lee, Massachusetts               Pulping Equipment                  Papers, Plug Wrap Paper
                                                                    and Straw Wrap Paper

Spotswood Mill                   6 Paper Machines                   Cigarette Paper and Straw Wrap
Spotswood, New Jersey            Pulping Equipment                  Paper

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

Fiber Operations                 5 Movable Fiber Mills              Flax Fiber Processing
Manitoba, Canada

Papeteries de Mauduit Mill       11 Paper Machines                  Cigarette Paper, Plug Wrap Paper
Quimperle, France                Pulping Equipment                  and Long Fiber Specialties

Papeteries de Malaucene Mill     1 Paper Machine                    Tipping and Specialty Papers
Malaucene, France                4 Printing Presses
                                 11 Laser Perforating Lines
                                 3 Electrostatic Perforating Lines

Papeteries de Saint-Girons Mill  3 Paper Machines                   Cigarette Paper, Plug Wrap Paper,
Saint-Girons, France             Pulping Equipment                  Base Tipping and Specialty Papers
                                                                    and Flax Pulp

LTR Industries Mill              2 Reconstituted Tobacco Leaf       Reconstituted Tobacco Leaf, Flax
Spay, France                     Machines                           Fiber Processing and Research &
                                 1 Fiber Mill                       Development

Pirahy Mill                      3 Paper Machines                   Cigarette Paper, Plug Wrap Paper,
Santanesia, Brazil               1 Coating Machine                  Base Tipping, Specialty and
                                                                    Coated Papers

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

Santanesia, Brazil               Owned Office Space                 Administrative Offices for
                                                                    Brazilian Business and Research &
                                                                    Development

Rio de Janeiro, Brazil           Leased Office Space                Sales Office for Brazilian
                                                                    Business

ITEM 3.  LEGAL PROCEEDINGS

     The following is a brief description of potentially material legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their properties is subject:

LITIGATION

     On December 27, 2000, SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro, Brazil concerning Imposto sobre Circulacao de Mercadorias e Servicos ("ICMS"), a form of value-added tax, consisting of unpaid ICMS taxes from January 1995 through November 2000, together with interest and penalties in the total amount of approximately $13.6 million, based on the foreign currency exchange rate at December 31, 2000 (collectively, the "Assessment"). The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. A portion of the Assessment, estimated at December 31, 2000 at approximately $6.9 million, related to tax periods that predated the Company's acquisition of Pirahy and is covered by an indemnification from the sellers of Pirahy ("Assessment 1"). The second assessment pertains exclusively to periods that SWM-B owned the Pirahy mill ("Assessment 2"). While SWM-B is primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owner under the indemnification.

     SWM-B contests the Assessment based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers used in the production of books, newspapers and periodicals ("immune papers") and the raw material inputs used to produce immune papers. SWM-B further contends that the statutory provision relied on by the State of Rio de Janeiro to argue that ICMS tax credits generated in the course of the production of immune papers must be reversed rather than applied to other ICMS taxes owed violates the Brazilian Federal Constitution and the legal principle of "non-cumulativity" for ICMS tax set forth in Article 155, Section 2, II, of the Brazilian Federal Constitution of 1988. Additionally, SWM-B contends that the statutory provisions relied on by the government do not address "immunity" from the incidence of the ICMS tax, but are addressed to "exception" from the tax. This distinction is central to SWM-B's further contention that the only exceptions permitted to the constitutionally mandated principle of non-cumulativity are for exemptions from tax and no exceptions from this principle are permitted in cases of immunity from tax.

     Administrative appeals were filed on the Assessment, and in April 2001 and August 2001 decisions were rendered on these administrative appeals. The State of Rio de Janeiro tax authorities denied the appeal of Assessment 2 in its entirety and reduced the original amount of Assessment 1 by approximately $1.6 million based on SWM-B's argument that Assessment 1 covered periods barred by the applicable statute of limitations. Following these decisions at the administrative level, judicial actions to annul the tax and to enjoin enforcement of the Assessment pending adjudication were filed in Rio de Janeiro on behalf of SWM-B. The courts issued injunctions, which were upheld on appeal, against enforcement of the Assessment without the requirement for any bond or posting of other collateral by SWM-B, pending final determination of SWM-B's action to annul the tax debts. SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, the final resolution of this matter will most likely entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years. Based on the foreign currency exchange rate at December 31, 2001, the Assessment, as reduced in August 2001, totaled approximately $10.8 million as of December 31, 2001, of which approximately $4.7 million is covered by the above discussed indemnification. No liability has been recorded in the Company's consolidated financial statements for the Assessment based on the Company's evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

     In December 2000, SWM-B suspended the further accrual and application of ICMS tax credits generated on immune products to reduce its possible exposure to future ICMS tax assessments due to the punitive nature of penalties associated with such assessments and SWM-B's plans to transition from immune products to other non-immune products. A reserve of $1.1 million was recorded for the entire asset balance of unused ICMS tax credits as of December 31, 2000. Subsequently during 2001, SWM-B exited the Brazilian market for printing and writing uncoated papers, which includes the immune papers.

     Under the belief that the ICMS tax audit of SWM-B discussed above was closed, during February 2001, SWM-B revised its prior-period ICMS treatment related to consignment pulp purchases. As a result, SWM-B decreased the asset and corresponding reserve on its books associated with these ICMS tax credits from $1.1 million to $0.2 million, still fully reserving this remaining asset balance of unused ICMS tax credits. SWM-B took this action to eliminate the risk of a new ICMS tax assessment while it awaited the final outcome of its challenge to the Assessment.

     In April 2001, SWM-B received a third ICMS tax assessment for penalty only in the amount of approximately $0.2 million related to its revised treatment of the ICMS tax credits relating to consignment pulp. The State of Rio de Janeiro tax authorities informed SWM-B that its February 2001 action revised its position on the credits associated with consignment pulp in response to an open tax audit and was therefore subject to penalties. This assessment was paid in December 2001.

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

     At Distribution, the Company assumed responsibility to administer a July 25, 1994 landfill closure permit between Kimberly-Clark and the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee, Massachusetts. Pursuant to an amended Comprehensive Site Assessment Landfill Post-Closure Maintenance and Monitoring Permit issued to the Company by MDEP dated May 15, 1996 (the "Permit"), groundwater and landfill gas monitoring tests were conducted from which it was determined that landfill gas levels at and beyond the property boundary exceeded the statutory maximum of 25 percent of the lower explosive limit ("LEL"). Based on these findings, on January 24, 1997, the Company and MDEP entered into an Administrative Consent Order ("ACO") pursuant to which the Company was required to reduce concentrations of landfill gases at the landfill property line to specified levels by September 15, 1998. Compliance with the ACO was predicated on the Company demonstrating that landfill gases were at or below the LEL for one full year at 26 gas monitoring wells. The Company achieved full compliance with the ACO effective October 2, 2001. The ACO is now closed and the Company will henceforth perform its continuing obligations for the post-closure care of the landfill as set forth in the terms of the Permit. The Permit incorporates standard statutory requirements for the ongoing maintenance and care of closed non-hazardous landfills. The Company does not believe that this matter will have a material adverse effect on the Company's business or financial condition.

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

     The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada. For these purposes, the Company incurred total capital expenditures of $1.6 million in 2001, and anticipates that it will incur approximately $4 to $5 million in 2002 and $1 to $2 million in 2003, none of which is the result of environmental violations. The major projects included in these estimates are $2.7 million toward upgrading wastewater treatment facilities and $1.1 million for installation of ink solvent treatment equipment in France. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of the executive officers of the Company as of February 28, 2002, together with certain biographical information, are as follows:

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

     MR. WAYNE H. DEITRICH, 58, has served as Chief Executive Officer of the Company since August 1995 and was elected Chairman of the Board of Directors immediately after the Distribution on November 30, 1995, and has served continuously in that capacity since that date. From June 1995 through August 1995, Mr. Deitrich served as President - Specialty Products Sector of Kimberly-Clark. From 1993 through May 1995, Mr. Deitrich was the
President - Paper and Specialty Products Sector of Kimberly-Clark, and from 1992 to 1993, he was President - Paper Sector of Kimberly-Clark. From 1988 through 1992, Mr. Deitrich served as the President of Neenah Paper, a business unit of Kimberly-Clark.

     MR. JEAN-PIERRE LE HETET, 58, has served as Chief Operating Officer of the Company since April 1998 in addition to having served as President - French Operations of the Company since August 1995. Mr. Le Hetet was elected to the Board of Directors immediately after the Distribution on November 30, 1995, and has served continuously since that date. From 1991 through August 1995, Mr. Le Hetet was the President of Specialty Products, France, a business unit of Kimberly-Clark. Prior to that time, Mr. Le Hetet served as General Manager of Specialty Products, France.

     MR. PETER J. THOMPSON, 39, has served as President - U.S. Operations of the Company since November 1998. From April 1998 through November 1998, Mr. Thompson was Director - Sales and Marketing for the U.S. Operations of the Company. Mr. Thompson joined the Company in January 1997 as a Marketing Manager in the U.S. Operations. Prior to joining the Company, he was employed by Tape, Inc. from May 1995 through January 1997, where he held several senior management positions in marketing, sales and finance. Mr. Thompson was employed by Kimberly-Clark from June 1984 through May 1995 in a variety of financial positions.

     MR. OTTO R. HERBST, 42, has served as President - Brazilian Operations of the Company since April 1999. Prior to April 1999, he served as General Manager for New Business and Services from 1997 through March 1999 for Interprint, a manufacturer of security documents, telephone cards and business forms. From 1990 through 1997, Mr. Herbst served as Director of Agaprint, a manufacturer of packaging materials, business forms, commercial printing papers, personalized documents and envelopes.

     MR. PAUL C. ROBERTS, 53, has served as Chief Financial Officer and Treasurer of the Company since August 1995. From June 1995 through August 1995, he served as Chief Financial Officer - Specialty Products Sector of Kimberly-Clark. From January 1995 through May 1995, he was Director - Corporate Strategic Analysis of Kimberly-Clark, and from 1988 through 1994, Mr. Roberts was Director - Operations Analysis and Control, Pulp and Paper Sector of Kimberly-Clark.

     MR. JOHN W. RUMELY, JR., 48, has served as General Counsel and Secretary of the Company since January 1, 2000. From March 1998 through December 31, 1999, he served as Associate General Counsel of the Company. From May 1989 through February 1998, Mr. Rumely was Assistant General Counsel of Alumax Inc., an international integrated producer of aluminum products that was subsequently acquired by Alcoa Inc.

     MR. WAYNE L. GRUNEWALD, 50, has served as Controller of the Company since August 1995. From July 1995 through August 1995, he served as
Controller - Specialty Products Sector of Kimberly-Clark. From December 1989 through June 1995, he was Controller - U.S. Pulp and Newsprint, a business unit of Kimberly-Clark.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

PRINCIPAL MARKET

     Since the Distribution of the Company's Common Stock by Kimberly-Clark on November 30, 1995, the Common Stock has been listed on the New York Stock Exchange under the trading symbol "SWM".

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of February 28, 2002, there were 5,404 stockholders of record of the Company's Common Stock. This number does not include shares held in "nominee" or "street" name.

STOCK PRICE AND DIVIDEND INFORMATION

     The dividend and market price data included in Note 15 to Consolidated Financial Statements contained in "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" appearing in Part II, Item 8 herein is incorporated in this Item 5 by reference.

     The Company has declared and paid quarterly dividends of fifteen cents per share since the second quarter of 1996. Management currently expects to continue this level of quarterly dividend. The Company has credit agreement covenants that require the Company to maintain certain financial ratios, as disclosed in
Note 5 to the Consolidated Financial Statements, none of which under normal business conditions materially limit the Company's ability to pay such dividends, and the Company does not currently anticipate any change in business conditions of a nature that would cause future restrictions on dividend payments as a result of its need to maintain these financial ratios.

COMPANY WEB SITE

     The Company's Web site address is http://www.schweitzer-mauduit.com. The Web site provides background information about the Company, including information on the Company's history, products, locations and employment opportunities. The Web site also allows access to the Company's historical financial information, press releases and quarterly earnings conference calls. The Company's quarterly earnings conference calls are available via a webcast accessible through the Company's Web site. The tentative dates for the Company's quarterly earnings conference calls related to 2002 financial results are April 25, 2002, July 25, 2002, October 31, 2002 and January 30, 2003. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through the Web site.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are qualified in their entirety by reference to, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Annual Report. The financial statement data is presented on a consolidated basis.

                                                                    YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------
                                                         2001      2000      1999      1998      1997
                                                        -------   -------   -------   -------   -------
                                                        (U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
  Net Sales...........................................  $499.5    $496.8    $504.4    $546.7    $460.6
  Gross Profit........................................    98.7      91.9     110.4     106.1     121.9
  Operating Profit(1)(2)..............................    47.3      49.7      64.6      59.1      81.9
  Net Income(1)(2)(3).................................    24.5      27.8      31.4      31.0      45.3
  Net Income Per Share:
     Basic(1)(2)(3)...................................  $ 1.66    $ 1.82    $ 1.99    $ 1.94    $ 2.82
     Diluted(1)(2)(3).................................  $ 1.63    $ 1.82    $ 1.99    $ 1.92    $ 2.77
  Cash Dividends Declared and Paid Per Share..........  $  .60    $  .60    $  .60    $  .60    $  .60
CASH FLOW AND BALANCE SHEET DATA:
  Capital Spending(4).................................  $ 73.8    $ 29.4    $ 26.3    $ 36.7    $ 35.8
  Depreciation and amortization.......................    22.8      22.1      22.2      24.8      14.4
  Cash Provided By Operations(5)......................   106.8      71.7      60.7      67.1      67.3
  Total Assets........................................   497.9     441.7     436.6     474.7     391.0
  Long-Term Debt(6)...................................    56.4      97.7     100.9     108.4      80.8
  Equity..............................................   179.5     179.9     184.2     197.0     179.5

---------------

(1) 2001 operating profit included a $5.1 million pre-tax restructuring charge related to the Company's Brazilian business exiting the Brazilian market for printing and writing uncoated papers and the resulting shutdown of one of its paper machines. This restructuring charge reduced net income by $3.4 million, or $.23 per share.

(2) 1998 operating profit included a $4.2 million pre-tax charge, the net income effect of which was $2.2 million, or $.14 per share, related to write-downs of idled equipment and one-time labor payments, and a $1.7 million pre-tax charge related to a restructuring of the Spotswood mill workforce, the net income effect of which was $1.0 million, or $.06 per share.

(3) 1998 net income included a deferred income tax benefit as a result of an adjustment of valuation allowances against French net operating loss carryforwards of $5.2 million, or $.32 per share.

(4) Capital spending for 2001 included $50.1 million for the banded cigarette paper capital project at the Company's Spotswood mill.

(5) Cash provided by operations included advance payments from customers for future product sales amounting to $50.6 million in 2001, $8.0 million in 2000 and $2.0 million in 1998.

(6) As of December 31, 2001, $37.6 million of the Company's term loan maturities were classified as current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a diversified producer of premium specialty papers and the world's largest supplier of fine papers to the tobacco industry. The Company operates principally in the tobacco industry, manufacturing and selling papers used in the manufacturing of cigarettes, paper products used in cigarette packaging and reconstituted tobacco products.

     The Company's principal products include cigarette, tipping and plug wrap papers used to wrap various parts of a cigarette, reconstituted tobacco leaf for use as filler in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging. The Company's non-tobacco industry products comprised 9 to 12 percent of the Company's consolidated net sales in the periods presented. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine utilization.

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

     For purposes of the segment disclosure in the following tables, the term "United States" includes operations in the United States and Canada. The Canadian operations only produce flax fiber used as raw material in the U.S. operations. Elimination of intercompany sales of products between segments are referred to in the following tables as intersegment sales. Expense amounts not associated with segments are referred to as unallocated expenses.

     Management believes that the following commentary and tables appropriately discuss and analyze the comparative results of operations and the financial condition of the Company for the periods covered. This section should be read in conjunction with the Company's Consolidated Financial Statements included herein.

RESULTS OF OPERATIONS

  2001 Compared to 2000

           By Segment for the Years Ended December 31, 2001 and 2000
                              (U.S. $ in millions)

                                                                                 % OF CONSOLIDATED
                                                                     % CHANGE    ------------------
                  NET SALES                       2001      2000     VS. 2000     2001       2000
                  ---------                      ------    ------    --------    -------    -------
United States................................    $172.0    $163.7      +5.1%       34.4%      33.0%
France.......................................     280.1     264.9      +5.7        56.1       53.3
Brazil.......................................      53.4      70.0     -23.7        10.7       14.1
Eliminations.................................      (6.0)     (1.8)                 (1.2)      (0.4)
                                                 ------    ------                 -----      -----
          Consolidated.......................    $499.5    $496.8      +0.5%      100.0%     100.0%
                                                 ======    ======                 =====      =====

                                                                                          % RETURN
                                                                  % OF CONSOLIDATED       ON SALES
                                                      % CHANGE    ------------------    ------------
        OPERATING PROFIT            2001     2000     VS. 2000     2001       2000      2001    2000
        ----------------            -----    -----    --------    -------    -------    ----    ----
United States...................    $ 1.8    $ 2.6     -30.8%        3.8%       5.2%     1.0%    1.6%
France..........................     50.1     47.2      +6.1       105.9       95.0     17.9    17.8
Brazil..........................      1.8      4.5     -60.0         3.8        9.1      3.4     6.4
Unallocated/Eliminations........     (6.4)    (4.6)                (13.5)      (9.3)
                                    -----    -----                 -----      -----             ----
          Consolidated..........    $47.3    $49.7      -4.8%      100.0%     100.0%     9.5%   10.0%
                                    =====    =====                 =====      =====             ====

  Net Sales

     Net sales increased by $2.7 million in 2001 compared with the prior year. This increase was a result of the net favorable effects of changes in sales volumes and higher average selling prices, partially offset by unfavorable currency exchange rate changes. Although worldwide sales volumes decreased in total by four percent, changes in the mix of sales volumes by segment contributed favorably to the net sales comparison by $11.3 million. Sales volumes of the French businesses increased by six percent. Sales volumes of the U.S. business unit were essentially unchanged. Sales volumes of the Brazilian business decreased by 29 percent, primarily as a result of decisions made during 2001 to exit the Brazilian printing and writing uncoated papers market and to shut down one of its paper machines. Higher average selling prices had a favorable effect of $3.2 million. The net sales comparison was unfavorably affected by $11.8 million from changes in currency exchange rates, primarily related to a strengthened U.S. dollar versus the French franc and the Brazilian real.

  Operating Profit

     Operating profit decreased by $2.4 million in 2001 compared with the prior year, with an improvement in the French business segment more than offset by decreases in the Brazilian and U.S. business segments. Excluding a $5.1 million pre-tax restructuring charge recorded by the Company's Brazilian business (see "Brazilian Restructuring" below), operating profit increased by $2.7 million. Lower per ton wood pulp costs in all three business segments favorably impacted operating profit by $10.5 million. Operating profit was unfavorably impacted in all three business segments by increased energy prices having a total $4.2 million effect.

     Operating profit for the French businesses increased by $2.9 million as a result of higher sales volumes, higher average selling prices and lower per ton wood pulp costs partially offset by increased costs of energy and other materials, as well as increased nonmanufacturing expenses.

     Excluding the $5.1 million restructuring charge, operating profit in Brazil increased by $2.4 million primarily as a result of lower per ton wood pulp costs, higher average selling prices and the benefits of increased tobacco-related paper sales volumes.

     Operating profit in the United States declined by $0.8 million as a result of increased operating expenses at the Spotswood mill, which were unfavorable by $6.3 million for 2001 compared with the prior year, and higher purchased energy and nonmanufacturing expenses. These unfavorable factors were partially offset by the effects of lower per ton wood pulp costs, higher average selling prices and improved mill operations other than at the Spotswood mill.

     Total nonmanufacturing expenses increased by $4.1 million as a result of higher general, research and selling expenses. Higher general expense was caused primarily by increased compensation and benefit costs. Research expense increased in the United States and Brazil in support of new product development activities. Higher selling expense was incurred in France as a result of increased employee and agent compensation.

  Brazilian Restructuring

     The Brazilian printing and writing uncoated papers market experienced weakness in late 2000 and through the first half of 2001, resulting in pressure on the Company's operating margins for these products. Beginning in January 2001, the Company also reduced its sales of certain grades of these papers that had been negatively impacted by ICMS, a form of value-added business tax. In addition, in May 2001, the Brazilian government enacted an electricity rationing program which had an overall objective of a 20 percent reduction in electricity consumption in Brazil and mandated a 25 percent reduction in electricity consumption by the paper industry in the most populated and industrialized regions of Brazil. In response to the Brazilian government's electricity reduction directive, the Company's Brazilian business implemented an electricity reduction program; however, to achieve the required 25 percent reduction, it was necessary to institute production curtailments. Machine downtime was taken to reduce production of the Company's least profitable products. The printing and writing uncoated papers business had been the Company's least profitable product line in Brazil while also being its largest electricity user. The duration of the government's electricity reduction directive was uncertain, although it was expected to initially last at least six months through the traditional "dry period" in Brazil. The Brazilian government's forced electricity reduction program was in response to unusually low water levels in the lakes and reservoirs supplying Brazil's hydroelectric facilities that provide 90 percent of that country's electricity.

     As a result of these business conditions, the Company decided during the second quarter of 2001 to exit the printing and writing uncoated papers business in Brazil, which permitted the Company's Brazilian operations to comply with the government's electricity rationing program and to better focus on and service its other more profitable product lines. This plan to restructure its Brazilian operations resulted in the Company recording a pre-tax charge in 2001 of $5.1 million, primarily for the non-cash write-down of assets related to the printing and writing uncoated papers business and employee termination and severance costs.

  2000 Compared to 1999

           By Segment for the Years Ended December 31, 2000 and 1999
                              (U.S. $ in millions)

                                                                                         % OF
                                                                                     CONSOLIDATED
                                                                        % CHANGE    --------------
NET SALES                                            2000      1999     VS. 1999    2000     1999
---------                                           ------    ------    --------    -----    -----
United States...................................    $163.7    $166.3      -1.6%      33.0%    33.0%
France..........................................     264.9     284.6      -6.9       53.3     56.4
Brazil..........................................      70.0      54.0     +29.6       14.1     10.7
Eliminations....................................      (1.8)     (0.5)                (0.4)    (0.1)
                                                    ------    ------                -----    -----
         Consolidated...........................    $496.8    $504.4      -1.5%     100.0%   100.0%
                                                    ======    ======                =====    =====

                                                                                  % OF         % RETURN
                                                                              CONSOLIDATED     ON SALES
                                                                   % CHANGE   -------------   -----------
OPERATING PROFIT                                   2000    1999    VS. 1999   2000    1999    2000   1999
----------------                                   -----   -----   --------   -----   -----   ----   ----
United States....................................  $ 2.6   $ 9.3    -72.0%      5.2%   14.4%   1.6%   5.6%
France...........................................   47.2    55.2    -14.5      95.0    85.4   17.8   19.4
Brazil...........................................    4.5     5.2    -13.5       9.1     8.1    6.4    9.6
Unallocated/Eliminations.........................   (4.6)   (5.1)              (9.3)   (7.9)
                                                   -----   -----              -----   -----
         Consolidated............................  $49.7   $64.6    -23.1%    100.0%  100.0%  10.0%  12.8%
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

  Operating Profit

     Operating profit decreased by $14.9 million, with lower operating profit in all three business segments, primarily as a result of higher wood pulp and energy costs, which in total increased operating expenses by $22.1 million. Changes in the average per ton wood pulp costs compared with the prior year unfavorably impacted operating expenses by $17.5 million, with energy costs increasing by $4.6 million. Partially offsetting these higher operating expenses were the favorable effects of increased sales volumes, improved mill operations and lower nonmanufacturing expenses.

     In France, operating profit declined by $8.0 million primarily as a result of higher wood pulp and energy costs and lower average selling prices. These negative effects were partially offset by the benefits of the French business unit's increased sales volumes, cost reduction activities and improved mill operations.

     The U.S. business unit's operating profit declined by $6.7 million primarily due to the higher wood pulp and energy costs and additional expenses associated with implementation of the banded cigarette paper project at the Spotswood mill. The effects of the decline in sales volumes were offset by cost reduction activities and lower nonmanufacturing expenses.

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

NON-OPERATING EXPENSES

     The decline in interest expense in 2001 compared with 2000 was primarily due to a larger amount of interest capitalized to capital projects as well as lower average interest rates. The increase in interest expense in 2000 compared with 1999 was primarily due to higher average interest rates, partially offset by a lower average amount of debt outstanding and the effects of changes in currency exchange rates. The weighted average effective interest rate on the Company's term loans was approximately 5.2 percent in 2001, 5.7 percent in 2000 and 4.5 percent in 1999. Other income, net consisted primarily of interest income, royalty income and foreign currency transaction gains and losses in each of the years presented, as well as a favorable settlement related to a prior-period claim in 2000 and recovery of prior-period business taxes in 1999.

INCOME TAXES

     The effective income tax rates for the years ended December 31, 2001, 2000 and 1999 were 36.4 percent, 31.4 percent and 39.0 percent, respectively.

     The effective income tax rate in 2001 compared with 2000 was impacted by a decrease in the French corporate income tax rate from 37.7 percent for 2000 to
36.3 percent for 2001, which had been enacted in December 2000. The lower effective income tax rate in 2000 was due to several items, including a $1.0 million favorable adjustment to reduce Spanish deferred income tax valuation allowances, a favorable $0.4 million tax benefit related to settlement of a prior-period claim, a favorable $0.4 million tax benefit related to an equity-related payment from Brazil and $0.8 million of income tax benefits associated with treatment of certain repatriations during the year. Excluding the effects of these four items, the effective income tax rate for 2000 would have been 37.0 percent.

     In addition to the several items mentioned above, the effective income tax rate for 2000 compared with 1999 was in part a result of a decrease in the French corporate income tax rate from 40.0 percent for 1999 to 37.7 percent for 2000 and a decline in the Brazilian corporate income tax rate from 37.0 percent for most of 1999 to 34.0 percent for most of 2000.

LIQUIDITY AND CAPITAL RESOURCES

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
                                                                (U.S. $ IN MILLIONS)
Cash Provided by (Used for):
  Operations................................................  $106.8   $ 71.7   $ 60.7
  Changes in operating working capital......................    (4.9)     2.6     (9.0)
  Advance payments from customers...........................    50.6      8.0       --
  Capital spending..........................................   (73.8)   (29.4)   (26.3)
  Purchases of treasury stock...............................      --    (13.2)    (4.3)

     The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. The Company's cash flow from operations has been relatively stable historically, reflecting typically consistent demand for its products. Since the Distribution, the Company's cash flow from operations has exceeded the Company's requirements for capital spending and dividends to stockholders by at least $15 million each year.

     Impacting the cash flow from operations are changes in operating working capital. In 2001, changes in operating working capital contributed unfavorably to cash flow by $4.9 million due primarily to lower accounts payable and accrued expenses. Accounts payable and accrued expenses were lower in 2001 compared with 2000 as a result of decreased liabilities at year-end 2001 associated with capital projects and maintenance costs. In 2000, changes in operating working capital contributed favorably to cash flow by $2.6 million due primarily to higher accounts payable and accrued expenses, partially offset by higher accounts receivable.

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

     During 2000, the Company and Philip Morris reached agreement to proceed with the modification of paper machines and related manufacturing equipment at the Company's Spotswood mill to produce commercial quantities of a new proprietary banded cigarette paper for Philip Morris. Capital spending to implement the banded cigarette paper project was $50.1 million in 2001 and $12.7 million in 2000. The construction phase of this project has been completed. Pursuant to the terms of the Company's agreement with Philip Morris related to the modification of paper machines and related equipment at the Spotswood mill, the Company was solely responsible for obtaining any financing necessary to support this project. Funding for the Spotswood mill conversion and increased working capital requirements came from internal sources and from advance payments by Philip Morris against future product purchases.

     Capital spending in 2001 included (i) $50.1 million toward the banded cigarette paper project, (ii) $2.6 million to bring back into service a cigarette paper machine that had previously been shut down at the Spotswood mill and (iii) $1.1 million toward a wastewater treatment facility upgrade at the Spay, France mill. Capital spending in 2000 included (i) $12.7 million toward the banded cigarette paper project, (ii) $3.0 million toward a high-speed slitter at the Spotswood mill, and (iii) $1.3 million toward improvement of a reconstituted tobacco leaf machine in the Spay mill. Capital spending in 1999 included (i) $8.1 million toward the speed-up of two machines in the French mills, (ii) $3.2 million toward the expansion of converted tipping paper capacity at the Malaucene mill, and (iii) $1.1 million toward replacement of a yankee dryer in the Spay mill.

     In December 1998, the Company announced that the Board of Directors had authorized the repurchase of shares of the Company's common stock during the period January 1, 1999 through December 31, 2000 in an amount not to exceed $20 million. Under this authorization the Company repurchased a total of 1,177,050 shares of its common stock for $17.5 million, of which 882,700 shares were purchased during 2000 for $13.2 million.

     During 2000, the Company's Board of Directors authorized the further repurchase of shares of the Company's common stock during the period January 1, 2001 through December 31, 2002 in an amount not to exceed $20 million. Through December 31, 2001, no repurchases had been made by the Company under this authorization.

     The Company's ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, stockholder dividends, purchases of the Company's common stock and working capital.

     The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada. For these purposes, the Company incurred total capital expenditures of $1.6 million in 2001, and anticipates that it will incur approximately $4 to $5 million in 2002 and $1 to $2 million in 2003, none of which is the result of environmental violations. The major projects included in these estimates are $2.7 million toward upgrading wastewater treatment facilities and $1.1 million for installation of ink solvent treatment equipment in France. Including expenditures associated with environmental matters, as of December 31, 2001 the Company had unrecorded outstanding commitments for capital expenditures of approximately $6.6 million.

     The Company's mills in Quimperle, France and in Brazil each have minimum annual commitments for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which together total approximately $2.5 million per year. The Company's prior and expected future purchases at these mills are at levels that exceed such minimum levels. The current calcium carbonate contracts expire in 2009 for the operations in France and in 2006 for the operations in Brazil. In addition, the Company's total future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2001 are less than $1.5 million annually over the next five years.

     The Company has declared and paid quarterly dividends of fifteen cents per share since the second quarter of 1996. Management currently expects to continue this level of quarterly dividend. The Company has credit agreement covenants that require the Company to maintain certain financial ratios, as disclosed in
Note 5 to the Consolidated Financial Statements, none of which under normal business conditions materially limit the Company's ability to pay such dividends, and the Company does not currently anticipate any change in business conditions of a nature that would cause future restrictions on dividend payments as a result of its need to maintain these financial ratios.

     On January 31, 2002, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on March 18, 2002 to stockholders of record on February 19, 2002.

     As of December 31, 2001, the Company had approximately $32 million available under its short-term revolving credit facilities in the United States and France, and on January 31, 2002, the Company renewed these short-term facilities to January 30, 2003. Coincident with renewal of these short-term facilities, the Company entered into new five-year revolving credit facilities which do not require any principal payments until their maturity on January 31, 2007, unless the Company were to violate its covenants under the new credit agreement. The Company does not currently anticipate any change in business conditions of a nature that would cause the Company to violate its covenants under the new credit agreement. Interest rates under these short-term and long-term credit facilities are at market rates. The Company also has other bank credit facilities available in the United States, France and Brazil. The Company's credit facilities are more fully described in Note 5 of the Notes to Consolidated Financial Statements.

     During the first quarter of 2001, the Company entered into interest rate swap agreements to fix the variable rate component of certain of its variable rate long-term debt. The combination of these interest rate swap agreements began with a notional amount of $45 million, declining to $30 million effective January 31, 2002, and declining again to $15 million effective July 31, 2002 through the remainder of the contract terms ending January 31, 2003. These interest rate swap agreements fix the London interbank offered rate for U.S. dollar deposits at 5.42 percent. This had the effect of fixing the Company's interest rate including margin at 5.72 percent on $45 million of its debt through January 31, 2002, the effective date of new credit facilities, 6.12 percent on $30 million of its debt from February 1, 2002 through July 31, 2002, and 6.12 percent on $15 million of its debt from August 1, 2002 through January 31, 2003. These interest rate swap contracts were designated as cash flow hedges and the Company applied the short-cut method treatment under Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." As such, the Company assumed there was no ineffectiveness of these hedge contracts, and accordingly, no gain or loss was recorded in the income statement relative to the changes in fair value of these interest rate swap contracts, but instead the changes in fair value of the contracts were reflected in other comprehensive income (loss). There were no other interest rate-related derivative contract agreements entered into by the Company during 2001.

     The Company believes its cash flow from operations, together with borrowings still available under its revolving and other credit facilities, will be sufficient to fund its ongoing cash requirements.

NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method of accounting. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which will be effective for the Company beginning January 1, 2002. The Company expects no material effect on its financial statements as a result of these new accounting standards.

     Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company's financial statements for the period beginning January 1, 2003, with earlier application encouraged. The Company expects no material effect on its financial statements as a result of this new accounting standard.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Although SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains most of the concepts of that standard, except that it eliminates the requirement to allocate goodwill to long-lived assets for impairment testing purposes and it requires that a long-lived asset to be abandoned or exchanged for a similar asset be considered held and used until it is disposed, i.e. the depreciable life should be revised until the asset is actually abandoned or exchanged. Also, the new standard includes the basic provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business, where that component can be clearly distinguished from the rest of the entity. This statement is effective for the Company's financial statements for the period beginning January 1, 2002, with earlier application encouraged. The provisions of this new statement generally are to be applied prospectively. The Company expects no material effect on its financial statements as a result of this new accounting standard.

OUTLOOK

     The markets for the Company's products are expected to be relatively stable during 2002. Cigarette production in the United States continues to decline as a result of declines in domestic cigarette consumption and exports of cigarettes manufactured in the United States, however the declines in 2000 and 2001 were at a lower rate than in 1998 and 1999. Sales volumes of tobacco-related papers of the Company's U.S. business segment appear to have stabilized. The negative impact of lower U.S. cigarette production is being partially offset by the Company's increased market share within the North American market. Outside the United States, trends of improvement are expected to continue in tobacco-related paper sales in Eastern Europe and Russia. Sales of tobacco-related papers within the Brazilian market appear to have stabilized, and the Company's Brazilian business continues to benefit from increased sales to Latin American countries outside of Brazil.

     The Company's Brazilian business is expected to experience a decline in its net sales in the first half of 2002 compared with the comparable period of 2001 as a result of a decision in the second quarter of 2001 to exit the Brazilian printing and writing uncoated papers market (see "Brazilian Restructuring" above). The Company's Brazilian business segment's net sales of printing and writing uncoated papers totaled approximately $8 million during 2001, with most of those sales occurring in the first half of 2001. Without the sale of the marginally profitable printing and writing uncoated papers, an improved mix of products sold and better operating results are expected in 2002 as a result of the restructuring of the Brazilian operations.

     Selling prices for the Company's tobacco-related products are expected to be fairly stable during 2002, although the current level of wood pulp costs and the strong U.S. dollar versus the euro and other foreign currencies continue to exert some pressure on the Company's selling prices, limiting the Company's ability to implement price increases since several competitors have cost structures that are based upon those weaker currencies.

     The per ton cost of wood pulp appears to be near the bottom of the pulp price cycle. Cost of products sold for the first half of 2002 is expected to benefit from lower per ton wood pulp costs compared with comparable periods of the prior year. During the second half of 2002, per ton wood pulp costs are expected to be approximately the same as or slightly above the level of the comparable period of the prior year.

     The Company expects its energy costs to be lower in 2002 than in 2001, although this benefit is expected to be largely offset by higher insurance expenses, primarily property insurance, and increased compensation and benefit costs, mainly due to medical and pension expenses.

     During 2000, the Company and Philip Morris reached agreement to proceed with the modification of paper machines and related manufacturing equipment at the Company's Spotswood mill to produce commercial quantities of a new proprietary banded cigarette paper for Philip Morris. The construction phase of the banded cigarette paper project was completed during the fourth quarter of 2001. The banded cigarette paper project had a negative impact on 2001 financial results because of additional expenses associated with its implementation. Additional expenses will be incurred during 2002 related to additional process checkouts, machine trials and product qualification, however Spotswood mill operating costs are expected to improve in 2002 compared with 2001. The banded cigarette paper project is expected to benefit future periods although it is not expected to result in a significant increase in the production and sale of banded cigarette paper during 2002. Cigarette manufacturers have not finalized their plans for the use of this new product.

     The Company expects its consolidated effective income tax rate to be approximately 35 percent for 2002 primarily as a result of a decline in the French corporate income tax rate from 36.3 percent for 2001 to 35.3 percent for 2002.

     The Company currently expects its capital spending to be in the range of $25 to $30 million for 2002, focused primarily on product quality improvements and cost reduction opportunities.

     During 2000, the Company's Board of Directors authorized the repurchase of shares of the Company's common stock during the period January 1, 2001 through December 31, 2002 in an amount not to exceed $20 million. The Company did not repurchase any of its common stock during 2001 under this program. Common stock repurchases in 2002 will be dependent upon various factors, including cash availability, the stock price and strategic opportunities.

CRITICAL ACCOUNTING POLICIES

     The Company's accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported and disclosure of contingencies. Following are four critical accounting matters which are both very important to the portrayal of the Company's financial condition and results and required management's most difficult, subjective or complex judgements. The accounting for these matters was based on current facts and circumstances which, in management's judgement, hold potential for change which could affect management's future estimates such that future financial results could differ materially from financial results based on management's current estimates.

  Income Tax Valuation Allowances

     The Company records and maintains income tax valuation allowances as necessary to reduce deferred tax assets to an amount which is estimated more likely than not to be realizable in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company has available net operating loss carryforwards, excess foreign tax credit carryforwards, alternative minimum tax credit carryforwards and other various tax credits in the jurisdictions in which it operates. Certain of these potential future benefits are not expected to be utilized in a favorable manner prior to their expiration. As a result, the Company has valuation allowances against certain of the above-mentioned assets which totaled $15.7 million as of December 31, 2001, reducing the related net deferred tax asset to an amount which is estimated to be realizable. Although realization of reserved amounts is possible, management currently believes it is more likely than not that the reserved amounts will not be realized in a favorable way prior to their expiration or review by taxing authorities. However, the Company continues to evaluate possible methods to favorably utilize those assets that are reserved, and the facts and circumstances on which the Company's estimates and judgements are based could change. Therefore, it is possible the Company could benefit in the future by some or all of the $15.7 million of deferred tax assets reserved as of December 31, 2001.

     For additional information regarding income taxes and valuation allowances, see Note 6 of the Notes to Consolidated Financial Statements.

  ICMS Litigation

     The Company evaluates contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." Accordingly, when a material loss contingency exists, the Company accrues an estimated loss when the likelihood that the future event or events will confirm the loss or impairment of an asset or the incurrence of a liability is probable and the amount of loss can be reasonably estimated. If no accrual is made for a material loss contingency because both of the above conditions are not met, or if an exposure to loss exists materially in excess of an accrual that is made, disclosure regarding the contingency is made when there is at least a reasonable possibility that a loss or additional loss may have been incurred. As described in detail under "Litigation" in Part I,
Item 3, "Legal Proceedings", SWM-B received assessments from the taxing authorities of the State of Rio de Janeiro, Brazil related to ICMS taxes. As of December 31, 2001, the Assessment totaled approximately $10.8 million, of which approximately $4.7 million is covered by an indemnification agreement with the former owner of the predecessor of SWM-B, for a net exposure to the Company of approximately $6.1 million. The courts granted SWM-B relief from having to bond the potential tax liability while it challenges the Assessment. This matter is not currently expected to be resolved for several years. SWM-B continues to vigorously contest the Assessment and believes the matter will ultimately be resolved in its favor. The Company's current evaluation of the matter is that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood. However, there is a reasonable possibility that SWM-B will ultimately be required to pay all or a portion of this contingent liability, which would adversely impact the Company's future financial statements.

  Property, Plant and Equipment Valuation

     Paper manufacturing, which is the Company's primary manufacturing process, is a mature and capital intensive process. As a result, the Company makes substantial investments in property, plant and equipment which are recorded at cost. The cost of depreciable property, plant and equipment is depreciated on the straight-line method for accounting purposes over the depreciable lives of the assets. Depreciable lives are based on the Company's estimates of the useful lives of the assets, that is the period over which the Company expects to benefit from the use of the asset. Paper machines and related equipment are not readily obsoleted and are generally depreciated over estimated useful lives of 20 years. Banded cigarette paper production assets are generally depreciated over estimated useful lives of 10 years. The Company periodically assesses the likelihood of recovering the cost of long-lived assets based on its expectation of future profitability and undiscounted cash flow of the related operations. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Facts and circumstances upon which management's estimates and plans are based could change, thus the possibility exists of a material adjustment to the Company's financial statements in the future.

  Pension Accounting Estimates

     The Company recognizes the estimated compensation cost of employees' pension benefits over their approximate period of service to the Company in accordance with SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The Company's earnings are impacted by amounts of expense recorded related to pension benefits, which primarily consist of U.S. and French pension benefits. Each year's recorded expense is an estimate based on actuarial calculations of the Company's accumulated and projected benefit obligations for its various plans. These actuarial calculations utilize several key actuarial assumptions which require management judgement, the most significant of which are the discount rate, used to determine the present value of estimated future retirement benefit payments, and the long-term rate of return on plan assets, which is the expected average rate of return on plan assets which are expected to pay future benefits. The Company believes that its selections for these key actuarial assumptions are reasonable estimates for its plans and experience. The discount rates used for the Company's determination of projected benefit obligations and accumulated benefit obligations for its U.S. employee pension plans were 7.25 percent and 7.5 percent at December 31, 2001 and 2000, respectively. The discount rate fluctuates from year to year based on current market interest rates for high-quality fixed-income investments. The Company's assumed annual long-term rate of return on plan assets for its U.S. employee pension plan was 10 percent in both 2000 and 2001 and was lowered to 9.5 percent for 2002. Although the investment performance experience of the Company's plans during the last two years has been negative, directionally the same as a similarly weighted composite of the major U.S. equity and fixed income market indices, the plan achieved strong positive investment returns the three years prior to that such that the average rate of return on the Company's plan assets over the last five years has approximated the estimated long-term rate. Despite how reasonable the Company believes its estimates are for these key actuarial assumptions, future actual results will likely differ from the Company's estimates, and these differences could materially affect the Company's future financial statements either unfavorably or favorably. Additionally, it is possible that assets of the Company's plans could decline as a result of negative investment returns, which combined with increasing amounts of accumulated benefit obligations, could result in the Company being required to make significant cash contributions to its plans in future periods.

     For additional information regarding pension plan assets, benefit obligations and accounting assumptions, see Note 7 of the Notes to Consolidated Financial Statements.

  Summary

     While a material impact to its future financial results or financial condition related to one or more of the above matters is possible, the Company does not currently believe it is likely. The Company continually updates and assesses the facts and circumstances regarding these critical accounting matters and other significant accounting matters affecting estimates in its financial statements. In addition to these accounting matters, other factors may affect the Company's results, as described below.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Many factors outside the control of the Company could impact the Company's results. While not an exhaustive list, the following important factors could cause the Company's actual results for 2002 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

  International Business Risks

     In addition to its U.S. operations, the Company has manufacturing facilities in France, Brazil and Canada. The Company, principally through its French and Brazilian subsidiaries, markets and sells products in over 90 countries, many of which are third-world markets which are subject to international business risks, including unsettled political and economic conditions; expropriation; import and export tariffs, controls and restrictions; monetary exchange controls; inflationary economies; changes in currency value; changes in business and income tax regulations and risks related to restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries.

  Euro Currency Conversion

     On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legal currencies") and one common currency -- the euro. The euro now trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins were issued, and legal currencies are being withdrawn from circulation. The Company established a committee to identify and implement changes necessary to address the systems and business issues raised by the euro currency conversion. These issues included the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions, competitive implications of increased price transparency within European Union countries, changes in currency exchange costs and rate exposures, continuity of contracts that required payment in a legal currency and tax implications of the conversion.

     The Company's French subsidiaries utilize multi-currency software that was capable of euro-denominated sales and purchase transactions on January 1, 1999. Consideration was also given to other potential issues in connection with the conversion, including those mentioned above. The Company's French subsidiaries purchased software for translating current and historical data into euro currency data, which was fully implemented by mid-January 2002. The Company did not experience any significant negative consequences of these issues, the euro has become the functional currency of the Company's European subsidiaries and the euro conversion had no material adverse impact on the Company's financial condition or results of operations.

  Tax and Repatriation Matters

     The Company and its subsidiaries are subject to various business and income tax laws in each of the countries in which it does business through wholly-owned subsidiaries and through affiliates. Although the Company believes it complies with the many business and income tax requirements of each of its operations, the Company is exposed to the possibility of changes in enacted laws and interpretations of laws which could have a material adverse impact on its financial condition or results of operations. Also, the Company evaluates its overall financing plans in the various jurisdictions in which it operates and manages international movements of cash from and amongst its foreign subsidiaries in a tax-efficient manner; however, an unanticipated international movement of funds due to unexpected changes in the Company's business or in needs of the business could result in a material adverse impact on the Company's financial condition or results of operations.

  Market Risk

     As a multinational entity, the Company is exposed to changes in foreign currency exchange rates, interest rates and commodity prices. The Company utilizes a variety of practices to manage these market risks, including operating and financing activities and, where considered appropriate, utilizing derivative instruments. The Company uses derivative instruments only for risk management purposes and not for trading or speculation. All derivative instruments used by the Company are either exchange traded or are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties.

     Foreign Currency Risk -- The Company has subsidiaries located in France, Brazil, Canada and Spain. The Company, together with its subsidiaries, conducts business in over 90 countries worldwide transacting some of its business in foreign currencies.

     Changes in foreign currency exchange rates may have an impact on the Company's operating profit. Since the Company and its subsidiaries transact business in many other countries, some of those sale and purchase transactions are denominated in a currency other than the local currency of the Company's operations. As a result, changes in exchange rates between the currency in which the transaction is denominated versus the local currency of the Company's operations into which the transaction is being recorded can impact the amount of local currency recorded for such transaction. This can result in more or less local currency revenue or cost related to such transaction, and thus have an effect on operating profit of the Company.

     Additionally, changes in foreign currency exchange rates may have an impact on the amount reported in other income (expense), net. Once the above-indicated receivables and payables from the sale and purchase transactions have been recorded, to the extent currency exchange rates change prior to settlement of the balance, a gain or loss on the non-local currency denominated asset or liability balance may be experienced, in which case such gain or loss is included in other income (expense), net.

     The Company utilizes forward and swap contracts and, to a lesser extent, option contracts to selectively hedge its exposure to foreign currency risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with well-known money center banks, insurance companies or government agencies ("counterparties"). Usually these contracts extend for no more than 12 months. The Company believes that the foreign currency risks that would not be hedged were the counterparties to fail to fulfill their obligations under the contracts are minimal in view of the financial strength of the counterparties. Management of foreign currency transactional exposures was not changed during 2001, and the Company does not expect any significant change in such exposures or in the strategies it uses to manage such exposures in the near future. As of December 31, 2001, a ten percent unfavorable change in the exchange rate of the functional currencies of the Company and its subsidiaries against the prevailing market rates of non-local currencies involving the Company's transactional exposures would have resulted in a net pre-tax loss of approximately $2 million. These hypothetical gains or losses on foreign currency contracts and transactional exposures are defined as the difference between the contract rates and the hypothetical exchange rates. While the Company believes the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates would be material to the Company's results of operations, the Company reduces this risk by selectively hedging its exposure when it is practical and economical to do so.

     Interest Rate Risk -- The Company holds a combination of variable- and fixed-rate debt consisting of short and long term instruments. The Company selectively hedges its exposure to interest rate increases on its variable rate long term debt when it is practical and economical to do so. The Company utilizes various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. Most often the Company utilizes variable-to-fixed interest rate swap agreements, typically with contractual terms no longer than 24 months. The Company's strategy to manage exposure to interest rate changes did not change during 2001, and management does not expect any significant changes in its exposure to interest rate changes or in how such exposure is managed in the near future. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in fair market value of fixed-rate debt due to differences between current market interest rates and the rates governing these instruments. With respect to the Company's fixed-rate debt outstanding at December 31, 2001, a ten percent change in interest rates would not result in a material change in the fair market value of such debt. With respect to the Company's variable-rate debt, a ten percent change in interest rates would impact the Company's future annual pre-tax earnings by approximately $0.4 million.

     Commodity Price Risk -- The Company is subject to commodity price risk, the most significant of which relates to the price of wood pulp, which is the Company's largest single component of cost. The per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. The Company consumed approximately 105,000, 116,000 and 107,000 metric tons of wood pulp in 2001, 2000 and 1999, respectively. During the period from January 1999 through December 2001, the U.S. list price of northern bleached softwood kraft pulp, a representative pulp grade used by the Company, ranged from a low of $470 per metric ton in September 2001 to a high of $710 per metric ton in the latter half of 2000 and in January 2001. Selling prices of the Company's paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, the Company has been able to increase its selling prices in response to increased per ton wood pulp costs and has generally reduced its selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact the Company's earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. Derivative instruments have not been utilized by the Company to manage this risk. With respect to the Company's commodity price risk, a hypothetical ten percent change in per ton wood pulp prices would impact the Company's future annual pre-tax earnings by approximately $5 million, assuming no compensating change in the Company's selling prices. The Company believes that, while its exposure to commodity price risk is material to its results of operations, such risk is understood by its customers and over time changes in the price of wood pulp are typically reflected in selling prices.

  General Inflation

     Due to competitive pressures, the Company is not always able to pass along its cost increases through increased selling prices. The Company's main costs impacted by general inflation are wages and salaries, energy, chemicals, employee benefit costs, primarily medical and pension expenses, and costs of insurance, particularly property insurance.

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

  Environmental Matters

     The Company is subject to federal, state, local and foreign environmental protection laws and regulations with respect to the environmental impact of air, water and other emissions from its mills as well as its disposal of solid waste generated by its operations. The Company believes it is operating in compliance with, or is taking action aimed at ensuring compliance with, such laws and regulations. While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with these laws and regulations, these costs are not expected to materially affect the Company's business or results of operations. The Company, or its predecessor, is currently named as a potentially responsible party at one hazardous waste disposal site, the liability for which was previously recorded and the remainder of which is not material. However, there can be no assurance that a material adverse effect on the Company's financial statements will not occur at some future time as a result of environmental matters. Additional information concerning environmental matters is disclosed in Note 12 of the Notes to Consolidated Financial Statements and in Part I, Item 3 "LEGAL PROCEEDINGS" herein.

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

  Tobacco Products and Governmental Actions

     In recent years, governmental entities around the world, particularly in the United States, have taken or have proposed actions that may have the effect of reducing consumption of tobacco products. Reports and speculation with respect to the alleged harmful physical effects of cigarette smoking and use of tobacco products have been publicized for many years and, together with actions to restrict or prohibit advertising and promotion of cigarettes or other tobacco products and to increase taxes on such products, are intended to discourage the consumption of cigarettes and other such products. In the fourth quarter of 1998, the major U.S. cigarette manufacturers reached agreement with all 50 U.S. states and several commonwealths and territories to settle health care cost recovery and other claims. In anticipation of these settlements and as a direct result of these settlements, most of the U.S. cigarette manufacturers increased prices of cigarettes significantly. Domestic cigarette consumption has declined, in part due to these price increases which, in turn, decreases demand for the Company's products. During 1999, the U.S. Department of Justice filed a multi-billion dollar civil suit against the tobacco industry. In addition, litigation is pending against the major manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms and for alleged violations of antitrust laws. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation may have on the tobacco industry, its financial liquidity or relationships with its suppliers.

     Also in recent years, certain governmental entities, particularly in the United States, have considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked. The state of New York has enacted a law directing that such a set of requirements be implemented and scheduled to take effect beginning in mid-2003. Cigarette manufacturers are in varying stages of development of cigarettes with such characteristics. Philip Morris and the Company previously announced the joint development of a banded cigarette paper that may make a cigarette less likely to ignite certain fabrics and have entered into a licensing and royalty agreement covering future commercialization of this new paper. While the joint development effort with Philip Morris was undertaken in advance of legislative initiatives in certain states to make cigarettes less likely to ignite certain fabrics when left unattended, the banded cigarette paper product that resulted from the joint development program, marketed under the name "Paper Select" by Philip Morris, is directed toward the same objective as the legislation. This joint development effort is also discussed in Part I,
Item 1 herein under the caption "Philip Morris Supply Agreement." The Company also has patents related to alternative means for addressing ignition control and continues to work on other possible innovations with other customers and on its own as the cigarette industry faces these evolving requirements.

     It is not possible to predict what additional legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect the consumer tobacco products industry in general.

     During 2001, 91 percent of the Company's net sales were from products used by the tobacco industry in the making and packaging of cigarettes or other tobacco products. Management is unable to predict the effects that the above-described legal and governmental actions might have on the Company's results of operations and financial condition.

FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this report, particularly in the foregoing discussion regarding the "Outlook" of the Company, "Critical Accounting Policies" and "Factors That May Affect Future Results", constitute forward-looking statements, generally identified by, but not limited to, phrases such as "the Company expects" or "the Company anticipates", as well as by use of words of similar effect, such as "appears", "could", "should", "may" and "typically". This report contains many such forward-looking statements, including statements regarding management's expectations of future selling prices for the Company's products, the Company's anticipated market shares, future market prices for wood pulp used by the Company, expected sales volumes trends, new product introductions, anticipated energy, compensation, benefit and insurance costs, anticipated financial and operational results, anticipated capital spending, anticipated tax and other governmental actions, contingencies, anticipated common stock share repurchases and other expected transactions of the Company. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the results of the Company will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates. The above-mentioned important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 2002 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements:

     Consolidated Statements of Income for the years ended
      December 31, 2001, 2000 and 1999......................   34

     Consolidated Balance Sheets as of December 31, 2001 and
      2000..................................................   35

     Consolidated Statements of Changes in Stockholders'
      Equity for the years ended December 31, 2001, 2000 and
      1999..................................................   36

     Consolidated Statements of Cash Flow for the years
      ended December 31, 2001, 2000 and 1999................   37

     Notes to Consolidated Financial Statements.............   38

Report of Independent Auditors..............................   66

Management's Responsibility for Financial Reporting.........   67

     Schedules have been omitted because they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------
                                                         2001               2000               1999
                                                       ---------          ---------          ---------
                                                       (U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Net Sales....................................           $499.5             $496.8             $504.4

  Cost of products sold......................            400.8              404.9              394.0
                                                        ------             ------             ------

Gross Profit.................................             98.7               91.9              110.4

  Selling expense............................             19.2               18.5               19.5

  Research expense...........................              7.6                6.3                6.7

  General expense............................             19.5               17.4               19.6

  Restructuring charge.......................              5.1                 --                 --
                                                        ------             ------             ------

Operating Profit.............................             47.3               49.7               64.6

  Interest expense...........................             (4.9)              (6.1)              (5.8)

  Other income, net..........................              2.9                3.2                1.9
                                                        ------             ------             ------

Income Before Income Taxes and Minority
  Interest...................................             45.3               46.8               60.7

  Provision for income taxes.................             16.5               14.7               23.7
                                                        ------             ------             ------

Income Before Minority Interest..............             28.8               32.1               37.0

  Minority interest in earnings of
     subsidiaries............................              4.3                4.3                5.6
                                                        ------             ------             ------

Net Income...................................           $ 24.5             $ 27.8             $ 31.4
                                                        ======             ======             ======

Net Income Per Common Share:

  Basic......................................           $ 1.66             $ 1.82             $ 1.99
                                                        ======             ======             ======

  Diluted....................................           $ 1.63             $ 1.82             $ 1.99
                                                        ======             ======             ======

                 See Notes to Consolidated Financial Statements

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                               2001          2000
                                                              -------       -------
                                                              (U.S. $ IN MILLIONS)
                                      ASSETS
Current Assets
  Cash and cash equivalents.................................  $ 50.9        $ 23.6
  Accounts receivable.......................................    74.5          77.7
  Inventories...............................................    62.7          64.5
  Current income tax refunds receivable.....................     0.3           2.9
  Deferred income tax benefits..............................     3.0           4.8
  Prepaid expenses..........................................     2.3           1.7
                                                              ------        ------
        Total Current Assets................................   193.7         175.2
                                                              ------        ------
Property
  Land and improvements.....................................     6.9           7.0
  Buildings and improvements................................    62.3          61.5
  Machinery and equipment...................................   428.8         368.7
  Construction in progress..................................    11.5          24.8
                                                              ------        ------
    Gross Property..........................................   509.5         462.0
  Less accumulated depreciation.............................   221.9         212.5
                                                              ------        ------
        Net Property........................................   287.6         249.5
                                                              ------        ------
Noncurrent Deferred Income Tax Benefits.....................     1.3           1.0
                                                              ------        ------
Deferred Charges and Other Assets...........................    15.3          16.0
                                                              ------        ------
              Total Assets..................................  $497.9        $441.7
                                                              ======        ======

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt.........................  $ 41.4        $  3.6
  Other short-term debt.....................................     5.1           2.0
  Accounts payable..........................................    44.1          52.7
  Accrued expenses..........................................    48.8          52.1
  Current deferred revenue..................................     6.1            --
                                                              ------        ------
        Total Current Liabilities...........................   145.5         110.4
                                                              ------        ------
Long-Term Debt..............................................    56.4          97.7
                                                              ------        ------
Noncurrent Deferred Income Tax Liabilities..................    15.4          14.9
                                                              ------        ------
Noncurrent Deferred Revenue.................................    53.1          10.0
                                                              ------        ------
Other Noncurrent Liabilities................................    41.5          22.4
                                                              ------        ------
Minority Interest...........................................     6.5           6.4
                                                              ------        ------
Contingencies (See Notes 6, 10, 11 and 12)
Stockholders' Equity
  Preferred Stock - $.10 par value - 10,000,000 shares
    authorized, none issued.................................      --            --
  Common Stock - $.10 par value - 100,000,000 shares
    authorized, 16,078,733 shares issued at both December
    31, 2001 and 2000, respectively (14,835,984 and
    14,790,262 shares outstanding at December 31, 2001 and
    2000, respectively).....................................     1.6           1.6
  Additional paid-in capital................................    60.6          60.5
  Common stock in treasury, at cost - 1,242,749 and
    1,288,471 shares at December 31, 2001 and 2000,
    respectively............................................   (19.8)        (20.5)
  Retained earnings.........................................   190.9         175.3
  Unearned compensation on restricted stock.................    (0.5)         (0.3)
  Accumulated other comprehensive income (loss), net of
    tax -
    Minimum pension liability adjustments...................    (3.8)           --
    Unrealized fair value of derivative instruments.........    (0.7)           --
    Unrealized foreign currency translation adjustments.....   (48.8)        (36.7)
                                                              ------        ------
        Total Stockholders' Equity..........................   179.5         179.9
                                                              ------        ------
              Total Liabilities and Stockholders' Equity....  $497.9        $441.7
                                                              ======        ======

                 See Notes to Consolidated Financial Statements

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                    FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                            ---------------------------------------------------------------------
                               COMMON STOCK
                                  ISSUED          ADDITIONAL       TREASURY STOCK
                            -------------------     PAID-IN     ---------------------   RETAINED
                              SHARES     AMOUNT     CAPITAL       SHARES      AMOUNT    EARNINGS
                            ----------   ------   -----------   -----------   -------   ---------
                                                   (U.S. $ IN MILLIONS, EXCEPT NUMBER OF SHARES)

BALANCE, DECEMBER 31,
  1998....................  16,078,733    $1.6       $60.7         154,668    $ (3.8)    $134.8

  Net income..............                                                                 31.4
  Adjustments to
    unrealized foreign
    currency
    translation...........
  Comprehensive income....
  Dividends declared
    ($0.60 per share).....                                                                 (9.5)
  Purchases of treasury
    stock.................                                         294,350      (4.3)
  Stock issued to
    directors as
    compensation..........                                          (7,173)      0.1
                            ----------    ----       -----      ----------    ------     ------
BALANCE, DECEMBER 31,
  1999....................  16,078,733     1.6        60.7         441,845      (8.0)     156.7

  Net income..............                                                                 27.8
  Adjustments to
    unrealized foreign
    currency
    translation...........
  Comprehensive income....
  Dividends declared
    ($0.60 per share).....                                                                 (9.2)
  Purchases of treasury
    stock.................                                         882,700     (13.2)
  Restricted stock
    issuances.............                            (0.2)        (30,000)      0.6
  Amortization of unearned
    compensation..........
  Stock issued to
    directors as
    compensation..........                                          (5,474)      0.1
  Issuance of shares for
    options exercised.....                                            (600)
                            ----------    ----       -----      ----------    ------     ------
BALANCE, DECEMBER 31,
  2000....................  16,078,733     1.6        60.5       1,288,471     (20.5)     175.3

  Net income..............                                                                 24.5
  Adjustments to minimum
    pension liability.....
  Changes in fair value of
    derivative
    instruments...........
  Adjustments to
    unrealized foreign
    currency
    translation...........
  Comprehensive income....
  Dividends declared
    ($0.60 per share).....                                                                 (8.9)
  Restricted stock
    issuances.............                             0.1         (20,000)      0.3
  Amortization of unearned
    compensation..........
  Stock issued to
    directors as
    compensation..........                                          (2,922)      0.1
  Issuance of shares for
    options exercised.....                                         (22,800)      0.3
                            ----------    ----       -----      ----------    ------     ------
BALANCE, DECEMBER 31,
  2001....................  16,078,733    $1.6       $60.6       1,242,749    $(19.8)    $190.9
                            ==========    ====       =====      ==========    ======     ======

                            FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                            -------------------------------------
                                            ACCUMULATED
                                               OTHER
                              UNEARNED     COMPREHENSIVE
                            COMPENSATION   INCOME (LOSS)   TOTAL
                            ------------   -------------   ------

BALANCE, DECEMBER 31,
  1998....................                    $  3.7       $197.0
  Net income..............                                   31.4
  Adjustments to
    unrealized foreign
    currency
    translation...........                     (30.5)       (30.5)
                                                           ------
  Comprehensive income....                                    0.9
                                                           ------
  Dividends declared
    ($0.60 per share).....                                   (9.5)
  Purchases of treasury
    stock.................                                   (4.3)
  Stock issued to
    directors as
    compensation..........                                    0.1
                                              ------       ------
BALANCE, DECEMBER 31,
  1999....................                     (26.8)       184.2
  Net income..............                                   27.8
  Adjustments to
    unrealized foreign
    currency
    translation...........                      (9.9)        (9.9)
                                                           ------
  Comprehensive income....                                   17.9
                                                           ------
  Dividends declared
    ($0.60 per share).....                                   (9.2)
  Purchases of treasury
    stock.................                                  (13.2)
  Restricted stock
    issuances.............     $(0.4)                          --
  Amortization of unearned
    compensation..........       0.1                          0.1
  Stock issued to
    directors as
    compensation..........                                    0.1
  Issuance of shares for
    options exercised.....                                     --
                               -----          ------       ------
BALANCE, DECEMBER 31,
  2000....................      (0.3)          (36.7)       179.9
  Net income..............                                   24.5
  Adjustments to minimum
    pension liability.....                      (3.8)        (3.8)
  Changes in fair value of
    derivative
    instruments...........                      (0.7)        (0.7)
  Adjustments to
    unrealized foreign
    currency
    translation...........                     (12.1)       (12.1)
                                                           ------
  Comprehensive income....                                    7.9
                                                           ------
  Dividends declared
    ($0.60 per share).....                                   (8.9)
  Restricted stock
    issuances.............      (0.4)                          --
  Amortization of unearned
    compensation..........       0.2                          0.2
  Stock issued to
    directors as
    compensation..........                                    0.1
  Issuance of shares for
    options exercised.....                                    0.3
                               -----          ------       ------
BALANCE, DECEMBER 31,
  2001....................     $(0.5)         $(53.3)      $179.5
                               =====          ======       ======

                 See Notes to Consolidated Financial Statements

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
                                                                (U.S. $ IN MILLIONS)
Operations
  Net income................................................  $ 24.5   $ 27.8   $ 31.4
  Non-cash items included in net income:
     Depreciation and amortization..........................    22.8     22.1     22.2
     Amortization of deferred revenue.......................    (1.4)      --       --
     Deferred income tax provision..........................     4.6      6.1     10.4
     Minority interest in earnings of subsidiaries..........     4.3      4.3      5.6
     Non-cash utilization of restructuring reserve..........     4.1       --       --
     Other..................................................     2.2      0.8      0.1
  Advance payments from customers...........................    50.6      8.0       --
  Changes in operating working capital:
     Accounts receivable....................................     3.2     (5.6)    (2.6)
     Inventories............................................     1.8     (1.6)     6.5
     Accounts payable.......................................    (8.6)     6.4    (11.8)
     Accrued expenses.......................................    (3.3)     3.0     (1.6)
     Prepaid expenses.......................................    (0.6)     1.1     (0.1)
     Accrued income taxes...................................     2.6     (0.7)     0.6
                                                              ------   ------   ------
       Net changes in operating working capital.............    (4.9)     2.6     (9.0)
                                                              ------   ------   ------
          Cash Provided by Operations.......................   106.8     71.7     60.7
                                                              ------   ------   ------
Investing
  Capital spending..........................................   (73.8)   (29.4)   (26.3)
  Capitalized software costs................................    (1.0)    (1.4)    (3.1)
  Other.....................................................     4.6      0.3     (2.5)
                                                              ------   ------   ------
          Cash Used for Investing...........................   (70.2)   (30.5)   (31.9)
                                                              ------   ------   ------
Financing
  Cash dividends paid to SWM stockholders...................    (8.9)    (9.2)    (9.5)
  Cash dividends paid to minority owners....................    (3.4)    (4.6)    (5.2)
  Changes in short-term debt................................     3.1     (6.8)    (2.5)
  Proceeds from issuances of long-term debt.................     4.0      5.1      6.5
  Payments on long-term debt................................    (4.4)    (4.0)    (5.4)
  Purchases of treasury stock...............................      --    (13.2)    (4.3)
  Proceeds from exercise of stock options...................     0.3       --       --
                                                              ------   ------   ------
          Cash Used for Financing...........................    (9.3)   (32.7)   (20.4)
                                                              ------   ------   ------
Increase in Cash and Cash Equivalents.......................    27.3      8.5      8.4
Cash and Cash Equivalents at beginning of year..............    23.6     15.1      6.7
                                                              ------   ------   ------
Cash and Cash Equivalents at end of year....................  $ 50.9   $ 23.6   $ 15.1
                                                              ======   ======   ======

                 See Notes to Consolidated Financial Statements

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 1.  BACKGROUND

     Schweitzer-Mauduit International, Inc. is headquartered in the United States of America ("United States" or "U.S."), and together with its subsidiaries ("SWM" or the "Company") is a diversified producer of premium specialty papers and the world's largest supplier of fine papers to the tobacco industry. The Company's principal products include cigarette, tipping and plug wrap papers used to wrap various parts of a cigarette, reconstituted tobacco leaf for use as filler in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging. The Company was formed as a result of a tax-free spin-off from Kimberly-Clark Corporation ("Kimberly-Clark") at the close of business on November 30, 1995 by distribution of all the outstanding common stock of SWM (the "Distribution") to Kimberly-Clark stockholders. Effective at the close of business on November 30, 1995, the Company became an independent, publicly owned company as a result of the Distribution. As used herein, the Company means SWM, SWM and its several subsidiaries or, as determined by the context, one or more or its several subsidiaries.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities reported, disclosure of contingencies at the date of the financial statements and amounts of revenues and expenses reported for the periods. Actual results could differ from these estimates.

     These financial statements are presented on a consolidated basis and include the accounts of SWM and all its majority-owned subsidiaries. The Company's wholly-owned direct subsidiaries are Schweitzer-Mauduit Canada, Inc. ("SM-Canada") and Schweitzer-Mauduit Spain, S.L. ("SM-Spain"), a holding company organized under the Spanish holding company regime and the primary foreign investment holding company for SWM. The Company indirectly through SM-Spain has subsidiaries in France and Brazil. SM-Spain owns directly 100 percent of Schweitzer-Mauduit France S.A.R.L., a French corporation ("SMF"), and 72 percent of the issued and outstanding shares of LTR Industries S.A., a French corporation ("LTRI"). SMF, directly or indirectly, owns 100 percent of three principal French operating subsidiaries, Papeteries de Mauduit S.A.S. ("PdM"), Papeteries de Malaucene S.A.S. ("PdMal") and Papeteries de Saint-Girons S.A.S. ("PdStG"). SM-Spain also owns directly 99.99 percent of the issued and outstanding shares of Schweitzer-Mauduit do Brasil S.A., a Brazilian corporation ("SWM-B"). All material intercompany transactions and balances are eliminated. The Company does not have any unconsolidated subsidiaries, joint ventures or special purpose entities.

  Revenue Recognition

     Sales are recognized when ownership of the product and all risk of loss are transferred to the customer. Deferred revenue represents advance payments from customers which are earned based upon a mutually agreed-upon amount per unit of future product sales.

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

  Earnings Per Share

     Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average number of common shares outstanding used in the calculation of basic net income per common share for 2001, 2000 and 1999 were 14,777,200, 15,224,100 and 15,805,700, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average number of common and potential common shares outstanding used in the calculation of diluted net income per common share for 2001, 2000 and 1999 were 15,038,300, 15,272,400 and 15,807,200, respectively.
Potential common shares are those related to stock options and restricted stock outstanding and directors' accumulated deferred stock compensation during the respective years. See Note 8 for a reconciliation of the average number of common shares outstanding used in the calculation of basic net income per share to the average number of common and potential common shares outstanding used in the calculation of diluted net income per common share.

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

  Capitalized Software Costs

     The Company accounts for costs incurred in connection with software developed for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" issued in March 1998 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The Company capitalizes certain purchases of software and software design and installation costs in connection with major projects for software development for internal use. These costs are included in Deferred Charges and Other Assets on the consolidated balance sheet and are amortized on the straight-line method for accounting purposes over the estimated useful life not to

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

exceed seven years. The balances of unamortized capitalized software costs on the Company's consolidated balance sheet were $10.5 and $12.6 as of December 31, 2001 and 2000, respectively. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred.

  Environmental Spending

     Environmental spending is capitalized if such spending qualifies as property, plant and equipment, substantially increases the economic value or extends the useful life of an asset. All other such spending is expensed as incurred, including fines and penalties incurred in connection with environmental violations. Environmental spending relating to an existing condition caused by past operations is expensed. Liabilities are accrued when environmental assessments or remedial efforts are probable, and the costs can be reasonably estimated. Generally, timing of these accruals coincides with completion of a feasibility study or commitment to a formal plan of action.

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

  Stock Compensation

     Compensation cost for stock options is measured based on the intrinsic value method under Accounting Principles Bulletin ("APB") No. 25, "Accounting for Stock Issued to Employees" (see Note 8). Payments in the form of shares of the Company made to third parties, including the Company's outside directors, are recorded at fair value based on the market value of the Company's common stock at the time of payment.

  Derivative Financial Instruments and Hedging Activities

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

     The Company selectively hedges its interest rate and foreign currency exposures when it is practicable and cost-effective to do so. The Company uses derivative instruments only for risk management purposes and not for trading or speculation. All derivative instruments used by the Company are either exchange traded or are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. The Company also enters into contracts with certain customers and vendors in which prices for the Company's normal sales and purchases may be fixed for periods of time, or may have automatic price adjustment features related to changes in costs of raw materials or other components. Based on the terms of these contracts, which provide for sale or purchase of items, other than a financial instrument or derivative instrument, that will result in physical delivery of such items in quantities expected to be sold or used by the Company over a reasonable period in the normal course of business, such contracts are deemed to meet the normal purchases and normal sales exceptions of SFAS No. 133 and, therefore, are neither considered to be nor accounted for as derivative financial instruments.

     The Company's only outstanding derivative financial instruments designated as hedges as of January 1, 2001, were foreign currency forward rate contracts, with fair values approximately equal to their carrying value. As a result, the Company recorded no cumulative effect of adopting SFAS 133. During the first quarter of 2001, the Company entered into interest rate swap agreements to fix the variable rate component of certain of its variable rate long-term debt (see
Note 5). There were no other new derivative contract agreements entered into by the Company during 2001 other than foreign currency forward rate contracts which are summarized in Note 9.

  New Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method of accounting. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which will be effective for the Company beginning January 1, 2002. The Company expects no material effect on its financial statements as a result of these new accounting standards.

     Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company's financial statements for the period beginning January 1, 2003, with earlier application encouraged. The Company expects no material effect on its financial statements as a result of this new accounting standard.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Although SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains most of the concepts of that standard, except that it eliminates the requirement to allocate goodwill to long-lived assets for impairment testing purposes and it requires that a long-lived asset to be abandoned or exchanged for a similar asset be considered held and used until it is disposed, i.e. the depreciable life should be revised until the asset is actually abandoned or exchanged. Also, the new standard includes the basic provisions of Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for presentation of discontinued operations in the income statement but broadens that

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

presentation to include a component of an entity rather than a segment of a business, where that component can be clearly distinguished from the rest of the entity. This statement is effective for the Company's financial statements for the period beginning January 1, 2002, with earlier application encouraged. The provisions of this new statement generally are to be applied prospectively. The Company expects no material effect on its financial statements as a result of this new accounting standard.

NOTE 3.  RESTRUCTURING CHARGE

     In 2001, the Company recorded a pre-tax charge of $5.1 related to changes in business conditions of the Company's Brazilian business and the resulting decision to exit the printing and writing uncoated papers market in Brazil and shut down one of its paper machines and associated equipment. Non-cash write-downs of equipment represented $4.1 of the pre-tax charge. The balance of the charge was primarily for employee termination and severance costs and write-downs of related spare parts and machine clothing. Substantially all of the costs were incurred by December 31, 2001, leaving less than $0.1 of reserve as of that date.

NOTE 4.  SUPPLEMENTAL DISCLOSURES

  Supplemental Balance Sheet Data

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                               2001        2000
                                                              -------     -------
Summary of Accounts Receivable:
  Trade.....................................................   $61.5       $64.2
  Other.....................................................    14.5        15.3
  Less allowances for doubtful accounts and sales
     discounts..............................................    (1.5)       (1.8)
                                                               -----       -----
          Total.............................................   $74.5       $77.7
                                                               =====       =====

Analysis of Allowances for Doubtful Accounts and Sales Discounts:

                                               BALANCE AT                WRITE-OFFS                  BALANCE
                                               BEGINNING    CHARGED TO      AND        CURRENCY     AT END OF
                                               OF PERIOD     EXPENSE     DISCOUNTS    TRANSLATION    PERIOD
                                               ----------   ----------   ----------   -----------   ---------
AS OF DECEMBER 31, 2001
Allowance for doubtful accounts..............     $1.8         $0.2        $(0.4)        $(0.1)       $1.5
Allowance for sales discounts................       --          0.1         (0.1)           --          --
                                                  ----         ----        -----         -----        ----
          Total..............................     $1.8         $0.3        $(0.5)        $(0.1)       $1.5
                                                  ====         ====        =====         =====        ====
AS OF DECEMBER 31, 2000
Allowance for doubtful accounts..............     $1.9         $0.3        $(0.3)        $(0.1)       $1.8
Allowance for sales discounts................       --          0.1         (0.1)           --          --
                                                  ----         ----        -----         -----        ----
          Total..............................     $1.9         $0.4        $(0.4)        $(0.1)       $1.8
                                                  ====         ====        =====         =====        ====
AS OF DECEMBER 31, 1999
Allowance for doubtful accounts..............     $1.9         $0.6        $(0.1)        $(0.5)       $1.9
Allowance for sales discounts................       --          0.1         (0.1)           --          --
                                                  ----         ----        -----         -----        ----
          Total..............................     $1.9         $0.7        $(0.2)        $(0.5)       $1.9
                                                  ====         ====        =====         =====        ====

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                               2001        2000
                                                              -------     -------
Summary of Inventories by Major Class:
  At the lower of cost on the FIFO and weighted average
     methods or market:
     Raw materials..........................................   $26.9       $28.7
     Work in process........................................     7.2         6.1
     Finished goods.........................................    22.6        23.7
     Supplies and other.....................................    11.7        12.2
                                                               -----       -----
                                                                68.4        70.7
     Excess of FIFO cost over LIFO cost.....................    (5.7)       (6.2)
                                                               -----       -----
          Total.............................................   $62.7       $64.5
                                                               =====       =====

     Total inventories included $25.6 and $23.7 of inventories subject to the LIFO method of valuation at December 31, 2001 and 2000, respectively. If LIFO inventories had been valued at FIFO cost, net income would have been decreased by $0.3 in 2001, would have been increased by $0.9 in 2000 and would have been decreased by $0.5 in 1999.

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                               2001        2000
                                                              -------     -------
Summary of Accrued Expenses:
  Accrued salaries, wages and employee benefits.............   $24.2       $24.4
  Other accrued expenses....................................    24.6        27.7
                                                               -----       -----
          Total.............................................   $48.8       $52.1
                                                               =====       =====

  Supplemental Cash Flow Information

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                 2001         2000         1999
                                                                ------       ------       -------
Interest paid...............................................     $5.3         $6.7         $ 6.4
Interest capitalized........................................      1.0          0.2           0.2
Income taxes paid(1)........................................      9.2          8.8          12.3
Decrease in cash and cash equivalents due to exchange rate
  changes...................................................      0.2          0.1           0.9

---------------

(1) The SMF consolidated tax group paid only nominal amounts of minimum required income taxes in all periods presented due to net operating loss carryforwards retained in the Distribution.

NOTE 5.  DEBT

     As of December 31, 2001, the Company had an unsecured credit agreement (the "Credit Agreement") with a group of banks which provided term and revolving loans totaling 57.2 million euros (or approximately $51 at December 31, 2001 and $54 at December 31, 2000) to SMF and PdM Industries S.N.C., a subsidiary owned 99 percent by PdM and one percent by SMF, (the "French Credit Facility") and term and revolving loans totaling $60 to the Company (the "U.S. Credit Facility" and, together with the French Credit Facility, the "Credit Facilities"). The French Credit Facility consisted of a term loan to SMF in the amount of 38.1 million euros (or approximately $34 at December 31, 2001 and $36 at December 31,
2000) (the "French Term Loan Facility") and a renewable 364-day revolving credit facility available to both SMF and PdM Industries in an amount of up to 19.1 million euros (or approximately $17 at December 31, 2001 and $18 at December 31,
2000) (the "French Revolving Credit Facility"). Borrowings under the French Credit Facility

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

were guaranteed by the Company. The U.S. Credit Facility consisted of a term loan to the Company in the amount of $45 (the "U.S. Term Loan Facility", and, together with the French Term Loan Facility, the "Term Loan Facilities") and a renewable 364-day revolving credit facility available to the Company in an amount of up to $15 (the "U.S. Revolving Credit Facility" and, together with the French Revolving Credit Facility, the "Revolving Credit Facilities"). Loans under the Term Loan Facilities were payable in three equal semi-annual installments on January 31, 2002, July 31, 2002 and January 31, 2003, however the Company has refinanced the Credit Agreement effective January 31, 2002.

     Effective January 31, 2002, the Company entered into new unsecured credit facilities with a group of banks ("New Credit Agreement") refinancing the amounts outstanding under the Term Loan Facilities and extinguishing its obligations under the Credit Agreement. The terms of the New Credit Agreement are similar to the prior Credit Agreement, except that it (i) provides for five-year revolving loans in place of the Term Loan Facilities, which gives the Company the flexibility to utilize cash balances to pay down the five-year revolving loans and subsequently draw on those facilities again when needed,
(ii) provides somewhat higher available amounts for the euro facilities, (iii) extends the maturities of the five-year revolvers to January 31, 2007 and (iv) renews the Company's short-term revolving loans to January 30, 2003.

     As a result of the New Credit Agreement, SMF has five-year and 364-day revolving loan facilities available totaling up to 70 million euros (or approximately $62 using the December 31, 2001 currency exchange rate) (the "Euro Credit Facility") and the Company has five-year and 364-day revolving loan facilities available totaling up to $60 (the "New U.S. Credit Facility" and, together with the Euro Credit Facility, the "New Credit Facilities"). The Euro Credit Facility consists of a five-year revolving credit facility available to SMF in the amount of up to 50 million euros (or approximately $44 using the December 31, 2001 currency exchange rate) (the "Five-Year Euro Revolver") and a renewable 364-day revolving credit facility available to SMF in an amount of up to 20 million euros (or approximately $18 using the December 31, 2001 currency exchange rate) (the "364-Day Euro Revolver"). Borrowings by SMF under the Euro Credit Facility are guaranteed by the Company. The Company also has the ability to borrow under the Euro Credit Facility although it does not currently anticipate doing so. The New U.S. Credit Facility consists of a five-year revolving credit facility to the Company in the amount of up to $45 (the "Five-Year U.S. Revolver", and, together with the Five-Year Euro Revolver, the "Five-Year Revolvers") and a renewable 364-day revolving credit facility available to the Company in an amount of up to $15 (the "364-Day U.S. Revolver" and, together with the 364-Day Euro Revolver, the "364-Day Revolvers").

     As of December 31, 2001, the Company included the first $15 scheduled installment of its U.S. Term Loan Facility in Current Portion of Long-Term Debt on its consolidated balance sheet, with the remainder classified as Long-Term Debt, since the remainder was subsequently refinanced under the New Credit Agreement. As of December 31, 2001, the Company classified the first two scheduled installments of the French Term Loan Facility totaling 25.4 million euros (approximately $22.6 using the December 31, 2001 currency exchange rate) in Current Portion of Long-Term Debt on its consolidated balance sheet, in accordance with the terms of the existing French Term Loan Facility, with the remaining 12.7 million euros (approximately $11.3 using the December 31, 2001 currency exchange rate) installment classified as Long-Term Debt, since the remainder was subsequently refinanced under the New Credit Agreement.

     On January 31, 2002, the Company retired the full amount outstanding under its U.S. Term Loan Facility and borrowed $30 under the Five-Year U.S. Revolver. Also on January 31, 2002, SMF drew 15 million euros under the Five-Year Euro Revolver and repaid the entire 38.1 million euros of its obligations under the French Term Loan Facility. Under the Five-Year Revolvers, the Company and SMF are not required to repay any portion of the balances outstanding prior to January 31, 2007, however, the Company and SMF have the flexibility to make earlier repayments of all or a portion of the outstanding balances. While

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

such plans may change, the Company and SMF do not currently plan to repay the outstanding balances under the Five-Year Revolvers prior to the January 31, 2007 maturity date.

     Under the New Credit Agreement, the interest rate under the Five-Year U.S. Revolver is the sum of (a) either 0.70 percent per annum or 0.80 percent per annum (the "Applicable Margin"), determined by reference to the Company's Net Debt to Equity Ratio (as defined in the New Credit Agreement) plus (b) the London interbank offered rate for U.S. dollar deposits ("LIBOR"). Under the New Credit Agreement, the interest rate under the Five-Year Euro Revolver is the sum of the Applicable Margin plus the euro zone interbank offered rate for euro deposits ("EURIBOR"). The interest rates under the U.S. and Euro 364-Day Revolvers are determined using the same formula for the respective Five-Year Revolvers except that the Applicable Margin is either 0.65 percent per annum or
0.75 percent per annum, determined by reference to the Company's Net Debt to Equity Ratio (as defined in the New Credit Agreement).

     The New Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company maintain certain defined financial ratios (a minimum Tangible Net Worth, a maximum Net Debt to Equity Ratio and a maximum Net Debt to Adjusted EBITDA Ratio, all as defined in the New Credit Agreement). At December 31, 2001, the Company's Tangible Net Worth was approximately $30 above the minimum permitted amount while Net Debt was approximately $93 less than the maximum permitted amount under the most restrictive covenant. The Company does not currently anticipate any change in business conditions of a nature that would cause the Company to violate its covenants under the New Credit Agreement.

     The Company selectively enters into interest rate hedge agreements with respect to its variable rate long-term borrowings under its credit facilities to manage its exposure to interest rate increases when it is practicable and cost-effective to do so. During the first quarter of 2001, the Company entered into interest rate swap agreements to fix the variable rate component of certain of its variable rate long-term debt. The combination of these interest rate swap agreements began with a notional amount of $45, declining to $30 effective January 31, 2002, and declining again to $15 effective July 31, 2002 through the remainder of the contract terms ending January 31, 2003. These interest rate swap agreements fix the London interbank offered rate for U.S. dollar deposits at 5.42 percent. This had the effect of fixing the Company's interest rate including margin at 5.72 percent on $45 of its debt through January 31, 2002, the effective date of the New Credit Facilities, 6.12 percent on $30 of its debt from February 1, 2002 through July 31, 2002, and 6.12 percent on $15 of its debt from August 1, 2002 through January 31, 2003. These interest rate swap contracts were designated as cash flow hedges and the Company applied the short-cut method treatment under SFAS No. 133. As such, the Company assumed there was no ineffectiveness of these hedge contracts, and accordingly, no gain or loss was recorded in the income statement relative to the changes in fair value of these interest rate swap contracts, but instead the changes in fair value of the contracts were reflected in other comprehensive income (loss). There were no other interest rate-related derivative contract agreements entered into by the Company during 2001. The weighted average effective interest rates on the Term Loan Facilities for the years ended December 31, 2001, 2000 and 1999 were 5.2 percent, 5.7 percent and 4.5 percent, respectively.

     At both December 31, 2001 and 2000, long-term debt other than the Term Loan Facilities primarily consisted of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended as to whether to invest the funds in a financial institution or to invest the funds with their respective employer. To the extent that funds are invested with the Company, these amounts bear interest at the five-year treasury note rate in France (5.85 percent and 6.0 percent at December 31, 2001 and 2000, respectively) and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     Following are the balances of long-term debt obligations as of December 31:

                                                               2001     2000
                                                              ------   ------
U.S. Term Loan..............................................  $ 45.0   $ 45.0
French Term Loan............................................    33.9     35.9
French Employee Profit Sharing..............................    15.9     16.7
Other.......................................................     3.0      3.7
                                                              ------   ------
                                                                97.8    101.3
Less current portion........................................   (41.4)    (3.6)
                                                              ------   ------
                                                              $ 56.4   $ 97.7
                                                              ======   ======

     Following are the scheduled maturities for these long-term debt obligations as of December 31, 2001, except that the scheduled $15 maturity of the U.S. Term Loan Facility has been reflected as maturing in 2007 as a result of the Company's refinancing of that balance with the Five Year U.S. Revolver under the New Credit Agreement effective January 31, 2002:

2002........................................................  $41.4
2003........................................................    3.4
2004........................................................    3.9
2005........................................................    4.0
2006........................................................    3.2
Thereafter..................................................   41.9
                                                              -----
                                                              $97.8
                                                              =====

     Under the New Credit Agreement, the Company pays commitment fees on the unused portion of its Five-Year Revolvers at an annual rate of .35 percent and may cancel all or a portion of the unused facilities without penalty at any time prior to their expiration.

     At December 31, 2001, the U.S. and French operations of the Company together had approximately $32 of 364-day Revolving Credit Facilities available, all of which was unused. These facilities permit borrowing at competitive interest rates and are available for general corporate purposes. The facilities available at December 31, 2001 were scheduled to expire January 25, 2002 and following their expiration were renewed to January 30, 2003 (see 364-Day Revolvers above). The Company pays commitment fees on the unused portion of these 364-Day Revolvers at an annual rate of .25 percent and may cancel all or a portion of the unused facilities without penalty at any time prior to their expiration.

     The Company also had other bank credit facilities available totaling approximately $26, of which $5.1 was outstanding at December 31, 2001. No commitment fees are paid on the unused portion of these facilities.

     At December 31, 2001 and 2000, the estimated fair value of the Company's long-term debt and short-term debt approximated the carrying amount. These fair values were based on quoted market prices for the same or similar debt or on current rates offered to the Company for obligations with the same maturities.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 6.  INCOME TAXES

     An analysis of the provision (benefit) for income taxes for the years ended December 31, 2001, 2000 and 1999 follows:

                                                              2001    2000    1999
                                                              -----   -----   -----
Current income taxes:
  U.S. Federal..............................................  $ 1.5   $(0.2)  $ 0.4
  U.S. State................................................    0.2      --     0.1
  Foreign...................................................   10.2     8.8    12.8
                                                              -----   -----   -----
                                                               11.9     8.6    13.3
                                                              -----   -----   -----
Deferred income taxes:
  U.S. Federal..............................................   (2.7)   (1.3)    0.6
  U.S. State................................................   (0.3)   (0.2)    0.1
  Foreign...................................................    7.6     7.6     9.7
                                                              -----   -----   -----
                                                                4.6     6.1    10.4
                                                              -----   -----   -----
          Total.............................................  $16.5   $14.7   $23.7
                                                              =====   =====   =====

     Income before income taxes included income of $49.6 in 2001, $49.2 in 2000 and $56.9 in 1999 from operations outside the United States.

     A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows for the years ended December 31, 2001, 2000 and 1999:

                                                        2001               2000               1999
                                                  ----------------   ----------------   ----------------
                                                  AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                                                  ------   -------   ------   -------   ------   -------
Tax at U.S. statutory rate......................  $15.9     35.0%    $16.4     35.0%    $21.2     35.0%
State income taxes, net of federal tax
  benefit.......................................   (0.1)    (0.2)     (0.1)    (0.2)      0.1      0.1
Statutory rates outside the United States in
  excess of U.S. statutory rate, net............    0.6      1.3       1.1      2.4       2.7      4.4
French income tax rate change - deferred
  benefit.......................................     --       --      (0.1)    (0.2)     (0.2)    (0.2)
Net benefit of Brazilian equity - related
  payment.......................................   (0.2)    (0.4)     (0.4)    (0.9)       --       --
Adjustment of valuation allowances..............     --       --      (1.0)    (2.1)       --       --
Claim settlement not taxable....................     --       --      (0.4)    (0.9)       --       --
Benefit of currency losses in connection with
  certain repatriations.........................     --       --      (0.8)    (1.7)       --       --
Other, net......................................    0.3      0.7        --       --      (0.1)    (0.2)
                                                  -----     ----     -----     ----     -----     ----
Provision for income taxes......................  $16.5     36.4%    $14.7     31.4%    $23.7     39.0%
                                                  =====     ====     =====     ====     =====     ====

     The provision for income taxes in 2001 compared with 2000 was impacted by a decrease in the French statutory corporate income tax rate from 37.7 percent for 2000 to 36.3 percent for 2001, which had been enacted in December 2000. The provision for income taxes in 2000 was impacted by several items, including a $1.0 favorable adjustment to reduce Spanish deferred income tax valuation allowances, a favorable $0.4 tax benefit related to settlement of a prior-period claim, a favorable $0.4 tax benefit related to an equity-related payment from Brazil and $0.8 of income tax benefits associated with treatment of certain repatriations during the year. Excluding the effects of these four items, the effective income tax rate for 2000 would have been 37.0 percent.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     In addition to the several items mentioned above, the provision for income taxes in 2000 compared with 1999 was impacted by a decrease in the French corporate income tax rate from 40.0 percent for 1999 to 37.7 percent for 2000 and a decline in the Brazilian corporate income tax rate from 37.0 percent for most of 1999 to 34.0 percent for most of 2000. The effect of the changes in the French corporate income tax rate enacted in 2000 had a nominal favorable effect on the deferred income tax provision in 2000 related to the net balances of deferred income tax assets and liabilities.

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

     Deferred income tax assets (liabilities) as of December 31, 2001 and 2000 were comprised of the following:

                                                               2001     2000
                                                              ------   ------
Current deferred income tax assets (liabilities)
  attributable to:
  Inventories...............................................  $ (0.6)  $ (0.9)
  Postretirement and other employee benefits................     1.5      2.8
  Other accrued liabilities.................................     2.2      2.1
  Other.....................................................    (0.1)     0.8
                                                              ------   ------
          Net current deferred income tax asset.............  $  3.0   $  4.8
                                                              ======   ======
Noncurrent deferred income tax assets (liabilities)
  attributable to:
  Operating and capital loss carryforwards..................  $  2.4   $  1.9
  Accumulated depreciation and amortization.................    (0.5)      --
  Valuation allowances......................................    (0.6)    (0.9)
                                                              ------   ------
          Net noncurrent deferred income tax asset..........  $  1.3   $  1.0
                                                              ======   ======
Noncurrent deferred income tax assets (liabilities)
  attributable to:
  Accumulated depreciation and amortization.................  $(45.8)  $(47.9)
  Operating loss, capital loss and tax credit
     carryforwards..........................................    33.6     37.0
  Postretirement and other employee benefits................    11.4      8.1
  Valuation allowances......................................   (15.1)   (10.9)
  Other.....................................................     0.5     (1.2)
                                                              ------   ------
          Net noncurrent deferred income tax liability......  $(15.4)  $(14.9)
                                                              ======   ======

     In the 2001 presentation, the net noncurrent deferred income tax asset relates to the Spanish and Brazilian tax jurisdictions and the net noncurrent deferred income tax liability relates to the U.S., Canadian and French tax jurisdictions. In the 2000 presentation, the net noncurrent deferred income tax asset relates to

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

the Spanish tax jurisdiction and the net noncurrent deferred income tax liability relates to the U.S., Canadian, French and Brazilian tax jurisdictions. Total deferred income tax assets were $39.1 and $44.0 at December 31, 2001 and 2000, respectively. Total deferred income tax liabilities were $50.2 and $53.1 at December 31, 2001 and 2000, respectively.

     Under French tax law, NOLs incurred through December 31, 1994 by SMF subsidiaries unrelated to the businesses distributed to the Company, which were distributed to Kimberly-Clark prior to the Distribution, were retained by SMF as of January 1, 1995. In addition to SMF's remaining NOLs, NOLs were obtained in the acquisition of the predecessor of SWM-B and were generated during 1998 by SWM-B, and during 1998 through 2000 by SM-Spain.

     The following summarizes the changes in the Company's NOLs and the related noncurrent deferred income tax asset and valuation allowance for the years ended December 31, 2001, 2000 and 1999:

                                                                 TOTAL   VALUATION    NET
                                                         NOLS    ASSET   ALLOWANCE   ASSET
                                                        ------   -----   ---------   -----
Amount at December 31, 1998...........................  $165.8   $60.9    $(12.8)    $48.1
  French income tax rate increase.....................      --     1.1      (0.3)      0.8
  1999 utilization, net of generated..................   (21.5)   (8.3)     (0.6)     (8.9)
  Currency translation effect.........................   (24.2)   (8.8)      1.7      (7.1)
                                                        ------   -----    ------     -----
Amount at December 31, 1999...........................   120.1    44.9     (12.0)     32.9
  French income tax rate decreases....................      --    (2.0)      0.6      (1.4)
  Spanish valuation allowance adjustment..............      --      --       1.0       1.0
  2000 utilization, net of generated..................    (5.8)   (2.2)     (0.5)     (2.7)
  Currency translation effect.........................    (8.2)   (3.0)      0.7      (2.3)
                                                        ------   -----    ------     -----
Amount at December 31, 2000...........................   106.1    37.7     (10.2)     27.5
  2001 utilization....................................   (22.3)   (7.9)       --      (7.9)
  Currency translation effect.........................    (6.0)   (2.3)      0.9      (1.4)
                                                        ------   -----    ------     -----
Amount at December 31, 2001...........................  $ 77.8   $27.5    $ (9.3)    $18.2
                                                        ======   =====    ======     =====

     Under current tax laws governing the tax jurisdictions in which the Company has NOLs, remaining NOLs in France and Brazil carry forward indefinitely, NOLs in Spain expire the later of ten years subsequent to the year generated or ten years subsequent to the first year of taxable income in Spain (which was 2000). Of the $77.8 of NOLs still available at December 31, 2001, $4.2 will expire in 2010 if not utilized against taxable income in Spain. The remaining $73.6 of NOLs have no expiration date. Valuation allowances totaled $9.3 as of December 31, 2001, reducing the related net deferred tax asset to an amount which is estimated to be realizable through utilization of the NOLs. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. However, that amount could change if, among other considerations, estimates of future taxable income or income tax regulations or interpretations change during the carryforward periods.

     In addition to the NOLs above, the Company has generated foreign tax credits in excess of the amount of foreign tax credits utilized in its U.S. federal income tax returns, as well as federal research credits, certain state credits, primarily for investments in fixed assets in those states, and federal alternative minimum tax ("AMT") credits. The amount of cumulative excess foreign tax credits through the Company's U.S. federal income tax return for the year ended December 31, 2000, the most recent year filed, and including estimated excess credits expected to be generated in 2001, totaled $5.4. These credits carry forward five years from the date generated, however, because the Company does not currently foresee being able to realize the benefit of these credits prior to their expiration, the assets are fully reserved with a valuation allowance of $5.4. The federal research credits and various state tax credits are estimated to total $1.9 as of December 31, 2001, of

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

which the Company has estimated that approximately $0.9 of these credits will be realized prior to their expiration and thus has a valuation allowance of $1.0 at December 31, 2001. The Company's federal AMT credits, related to its filed 2000 and prior year tax returns, and including estimated federal AMT expected to be paid related to its 2001 tax return, totaled $1.2 at December 31, 2001. These federal AMT credits carry forward indefinitely.

     Along with numerous other companies and banks in France, PdM was subject to a tax claim with respect to its purchase of certain bonds in 1988 which were represented by the two selling banks as carrying specific tax benefits. The French taxing authority challenged the use by PdM of those benefits. In 1999, the French taxing authority reduced its claim against PdM to exclude an "abuse of law" penalty and to include instead a "bad faith" penalty. In November 2000, the Administrative Court of Rennes rendered a decision granting PdM relief of the "bad faith" penalty but maintaining the principal and interest portions of the claim. The total claim by the French taxing authority, excluding the "bad faith" penalty and including interest was $0.6 as of December 31, 2000, which was fully reserved by PdM. PdM appealed this most recent decision with respect to its maintaining the principal and interest portions of the claim, however in 2001, PdM was required to pay the $0.6 balance of the assessment. Since the claim against PdM by the French taxing authority related to a period prior to PdM joining the SMF consolidated tax group, the unfavorable outcome could not be offset with the NOLs of the consolidated tax group. PdM had filed claims against each selling bank on the basis of their misrepresentation of certain facts. The Company's claim against one of the banks was rejected by a trial court in 1996 and the Company appealed this decision. In 1997, the case against the other bank was stayed until the claim filed by the French taxing authority against PdM was resolved. PdM will continue to appeal the decisions of the courts, however, there is no remaining risk of loss.

NOTE 7.  POSTRETIREMENT AND OTHER BENEFITS

  North American Pension Benefits

     The Company and its subsidiary in Canada have defined benefit retirement plans which cover substantially all full-time employees. Retirement benefits are based on years of service and generally on the average compensation earned in the highest five of the last 15 years of service. Retirees as of the Distribution remained participants of their respective Kimberly-Clark plans. Employees as of the date of the Distribution retained credit for prior service while employees of Kimberly-Clark.

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

     The Company's funding policy is generally to contribute assets that, at a minimum, fully fund the accumulated benefit obligation, subject to regulatory and tax deductibility limits. Plan assets are invested in a diversified portfolio consisting primarily of equity and debt securities.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     The components of net pension expense for U.S. employees for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                              2001    2000    1999
                                                              -----   -----   -----
Service cost................................................  $ 2.1   $ 1.9   $ 2.4
Interest cost...............................................    5.0     5.0     4.8
Expected return on plan assets..............................   (6.2)   (5.9)   (5.1)
Amortizations and other.....................................   (0.1)   (0.1)    0.3
                                                              -----   -----   -----
Net periodic pension cost...................................    0.8     0.9     2.4
Special termination benefits charge.........................     --      --     0.4
                                                              -----   -----   -----
Total pension cost..........................................  $ 0.8   $ 0.9   $ 2.8
                                                              =====   =====   =====

     The assumed long-term rate of return on pension assets for purposes of pension expense recognition for the U.S. employee plans was 10.0 percent for each of the years 2001, 2000 and 1999. Transition adjustments for these plans are being amortized on the straight-line method over 14 to 18 years. The discount rates used to determine the projected benefit obligation and accumulated benefit obligation for the U.S. employee pension plans were 7.25 percent and 7.5 percent at December 31, 2001 and 2000, respectively. The assumed long-term rate of compensation increases used to determine the projected benefit obligations for these plans was 3.5 percent for both December 31, 2001 and 2000.

     The funded status of the U.S. employee pension plans as of December 31, 2001 and 2000 were as follows:

                                                               2001    2000
                                                              ------   -----
Change in Projected Benefit Obligation:
  Projected benefit obligation at beginning of year.........  $ 67.4   $64.0
     Service cost...........................................     2.1     1.9
     Interest cost..........................................     5.0     5.0
     Actuarial losses.......................................     1.1     1.1
     Plan amendments........................................      --    (1.9)
     Gross benefits paid....................................    (3.1)   (2.7)
                                                              ------   -----
  Projected benefit obligation at end of year...............    72.5    67.4
                                                              ------   -----
Change in Plan Assets:
  Fair value of plan assets at beginning of year............    60.8    65.4
     Actual return on plan assets...........................    (3.6)   (1.9)
     Gross benefits paid....................................    (3.1)   (2.7)
                                                              ------   -----
  Fair value of plan assets at end of year..................    54.1    60.8
                                                              ------   -----
Funded status at end of year................................   (18.4)   (6.6)
Unrecognized actuarial losses...............................    12.3     1.3
Unrecognized prior service cost and net transition
  obligation................................................    (1.6)   (1.7)
                                                              ------   -----
Net accrued pension liability...............................  $ (7.7)  $(7.0)
                                                              ======   =====
Amounts recognized in the balance sheet consist of:
  Accrued pension liability.................................  $ (7.7)  $(7.0)
  Additional minimum liability..............................    (2.3)     --
  Accumulated other comprehensive loss......................     2.3      --
                                                              ------   -----
Net amount recognized in the balance sheet..................  $ (7.7)  $(7.0)
                                                              ======   =====

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     The projected benefit obligation and accumulated benefit obligation for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $72.5 and $63.6, respectively, as of December 31, 2001, and $1.9 and $1.7, respectively, as of December 31, 2000. As of December 31, 2000, the supplemental executive plan, which is unfunded and therefore has no plan assets, was the only U.S. plan for which the accumulated benefit obligation exceeded plan assets.

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

     The Company's net pension expense for the French pension plans was $1.4, $1.7 and $1.5 for the years ended December 31, 2001, 2000 and 1999, respectively. The assumed long-term rates of return on pension assets for purposes of pension expense recognition for the French plans were 5.0 percent for 2001, 4.5 percent for 2000, and 6.5 percent for 1999. Transition adjustments for these plans are being amortized on the straight-line method over 19 to 20 years. The discount rates used to determine the projected benefit obligation and accumulated benefit obligation for the French plans were 5.75 percent and 6.0 percent at December 31, 2001 and 2000, respectively. The assumed long-term rates of compensation increases used to determine the projected benefit obligation for these plans were 3.0 percent and 2.5 percent at December 31, 2001 and 2000, respectively.

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the French pension plans were $18.4, $12.5 and $7.0, respectively, as of December 31, 2001, and $16.3, $8.6 and $5.7, respectively, as of December 31, 2000. The Company's net accrued pension liability for the French plans was $6.8 and $3.9 at December 31, 2001 and 2000, respectively. At December 31, 2001, the net accrued pension liability balance included an additional minimum pension liability of $3.7 million, which balance is also reflected net of tax in the balance of accumulated other comprehensive income
(loss) on the consolidated balance sheet.

  Brazilian Pension Benefits

     In Brazil, employees are covered under a government-administered program.

  Postretirement Healthcare and Life Insurance Benefits

     The Company and its subsidiary in Canada have unfunded healthcare and life insurance benefit plans which cover substantially all retirees of the Company. Eligibility for benefits under the Company's plans is based on years of service and age at retirement. Retirees as of the Distribution remained participants of their respective Kimberly-Clark plans. Employees as of the date of the Distribution retained credit for prior service while employees of Kimberly-Clark. The Company's plans are noncontributory for certain long service employees when they retire, but are contributory for most other future retirees.

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

     The components of U.S. employee postretirement healthcare and life insurance benefit costs were as follows for the years ended December 31, 2001, 2000 and 1999:

                                                              2001    2000    1999
                                                              -----   -----   -----
Service cost................................................  $ 0.2   $ 0.2   $ 0.3
Interest cost...............................................    0.8     0.8     0.6
Amortizations and other.....................................   (0.1)   (0.3)   (0.3)
                                                              -----   -----   -----
Net periodic postretirement benefit cost....................    0.9     0.7     0.6
Curtailment credits.........................................     --    (0.5)     --
                                                              -----   -----   -----
Total postretirement benefit cost...........................  $ 0.9   $ 0.2   $ 0.6
                                                              =====   =====   =====

     The components of the unfunded U.S. employee postretirement healthcare and life insurance benefit obligation included in other noncurrent liabilities as of December 31, 2001 and 2000 were as follows:

                                                               2001     2000
                                                              ------   ------
Change in Benefit Obligation:
  Benefit obligation at beginning of year...................  $ 10.5   $  8.9
     Service cost...........................................     0.2      0.2
     Interest cost..........................................     0.8      0.8
     Actuarial (gains) losses...............................     0.9      1.9
     Plan amendments........................................      --     (0.1)
     Curtailment credits....................................      --     (0.3)
     Gross benefits paid by the Company.....................    (0.9)    (0.9)
                                                              ------   ------
  Benefit obligation at end of year.........................    11.5     10.5
                                                              ------   ------
Funded status at end of year................................   (11.5)   (10.5)
Unrecognized actuarial (gains) losses.......................    (1.7)    (2.5)
Unrecognized prior service cost.............................    (0.8)    (0.9)
                                                              ------   ------
Net accrued postretirement benefit liability................  $(14.0)  $(13.9)
                                                              ======   ======

     For purposes of measuring the benefit obligation at December 31, 2001, a
6.0 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease to 5.0 percent for 2003 and remain at that level thereafter. For purposes of measuring the benefit obligation at December 31, 2000, a 6.5 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2001, with the annual rate declining to 5.0 percent for 2002 and thereafter. Discount rates of 7.25 percent and 7.5 percent were used to determine the postretirement benefit obligations at December 31, 2001 and 2000, respectively.

     A one-percentage point increase or decrease in the healthcare cost trend rate would have a nominal effect on the total of the service and interest cost components of the postretirement benefit obligation at December 31, 2001. A one percentage point increase in the healthcare cost trend rate would increase the total postretirement benefit obligation by $0.1 at December 31, 2001. Likewise, a one percentage point decrease in the healthcare cost trend rate would decrease the total postretirement benefit obligation by $0.1 at December 31, 2001.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

  Other Benefits

     Substantially all of the Company's U.S. employees have been given the opportunity to participate in a voluntary retirement savings plan. Under the plan, the Company matches a portion of employee contributions. Employees may reallocate their respective account balances, including any balances in the Company's common stock, amongst any number of the available investment choices under the plan provisions once each calendar quarter. The Company's cost under the plan reflected in the accompanying consolidated income statements was $0.9 for each of the years 2001, 2000 and 1999. At December 31, 2001 and 2000, 500,000 shares of the Company's Common Stock were reserved for issuance under the plan, none of which had been issued as of December 31, 2001. The shares may, at the Company's option, be used to satisfy the Company's liability for its matching contributions.

     Beginning in 2000, the Company also provides U.S. executives, certain other key personnel and its directors the opportunity to participate in deferred compensation plans. Those participating employees can elect to defer a portion of their salaries and certain other compensation. Those participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as deferred stock unit credits. The Company's liability balance under these plans totaled $0.9 and $0.5 at December 31, 2001 and 2000, respectively, which is included on the consolidated balance sheet in Other Noncurrent Liabilities. In connection with these plans, as well as the Company's supplemental executive retirement and executive severance plans, the Company also established a grantor trust during 2000 into which the Company contributed funds toward its future obligations under the various plans. Grantor trust investments are primarily in company-owned life insurance policies. The balance of grantor trust assets totaled $0.8 and $0.5 at December 31, 2001 and 2000, respectively, which is included in Other Assets on the consolidated balance sheet.

     In accordance with French law, certain salaried employees in France may accumulate unused regular vacation and supplemental hours of paid leave that can be credited to an individual's Compte Epargne Temps ("CET"). The CET account may grow over an individual's career and the hours accumulated may be withdrawn upon retirement or under other special circumstances at the individual's then current rate of pay. The balance of the Company's liability for this program reflected in the accompanying consolidated balance sheets was $2.6 and $2.5 at December 31, 2001 and 2000, respectively.

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

     Changes in the components of other comprehensive income (loss) are as follows for the years ended December 31, 2001, 2000 and 1999:

                                          2001                       2000                        1999
                                ------------------------   -------------------------   -------------------------
                                                   NET                         NET                         NET
                                PRE-TAX    TAX    OF TAX   PRE-TAX    TAX     OF TAX   PRE-TAX    TAX     OF TAX
                                -------   -----   ------   -------   ------   ------   -------   ------   ------
Minimum pension liability
  adjustment..................  $ (6.0)   $(2.2)  $ (3.8)   $  --    $   --   $  --    $   --    $   --   $   --
Unrealized fair value of
  derivative instruments......    (1.1)    (0.4)    (0.7)      --        --      --        --        --       --
Unrealized translation
  adjustments.................   (12.1)      --    (12.1)    (9.9)       --    (9.9)    (30.5)       --    (30.5)
                                ------    -----   ------    -----    ------   -----    ------    ------   ------
  Other comprehensive loss....  $(19.2)   $(2.6)  $(16.6)   $(9.9)   $   --   $(9.9)   $(30.5)   $   --   $(30.5)
                                ======    =====   ======    =====    ======   =====    ======    ======   ======

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

     SFAS No. 123 "Accounting for Stock Based Compensation" defines a fair value based method of accounting for stock compensation, including stock options, to employees. This statement provides entities a choice of recognizing related compensation expense by adopting the fair value method or to measure compensation using the intrinsic value method under APB No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue to measure compensation cost for stock compensation based on the intrinsic value method under APB No. 25. Payments in the form of shares of the Company made to third parties, including the Company's outside Directors, are recorded at fair value based on the market value of the Company's common stock at the time of payment. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock compensation under the fair value method of that statement. For purposes of the pro forma disclosures, the estimated fair value of the stock

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

compensation is amortized to expense over the vesting period. Under the fair value method, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                                              2001    2000    1999
                                                              -----   -----   -----
Net Income:
  As reported...............................................  $24.5   $27.8   $31.4
  Pro forma.................................................   23.6    27.1    29.8
Basic net income per share:
  As reported...............................................   1.66    1.82    1.99
  Pro forma.................................................   1.59    1.78    1.89
Diluted net income per share:
  As reported...............................................   1.63    1.82    1.99
  Pro forma.................................................  $1.57   $1.78   $1.89

     The valuation under SFAS No. 123 was based on the Black-Scholes option pricing model with the market value of the stock equal to the exercise price, an estimated volatility over the ten year option term of 33 percent for the 2001 awards, 30 percent for the 2000 awards and 27 percent for the 1999 awards, a risk-free rate of return based upon the zero coupon government bond yield and an assumed quarterly dividend of $0.15 per share. At both December 31, 2001 and 2000, 1,500,000 shares of the Company's Common Stock were reserved under the Equity Participation Plan. At December 31, 2001 and 2000, there were 172,960 and 261,360 shares, respectively, available for future awards.

     The following stock options were outstanding as of December 31, 2001, 2000 and 1999:

                                            2001                     2000                     1999
                                   ----------------------   ----------------------   ----------------------
                                                WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                 AVERAGE                  AVERAGE                  AVERAGE
                                                EXERCISE                 EXERCISE                 EXERCISE
                                    OPTIONS       PRICE      OPTIONS       PRICE      OPTIONS       PRICE
                                   ----------   ---------   ----------   ---------   ----------   ---------
Outstanding at beginning of
  year...........................   1,214,460    $19.74      1,406,010    $21.19        869,380    $24.95
  Granted........................     195,900     19.34         50,000     13.00        562,300     15.60
  Forfeited......................          --                 (112,950)    23.07        (17,170)    21.27
  Cancelled......................    (107,500)    36.14       (128,000)    30.13         (8,500)    35.05
  Exercised......................     (22,800)    15.65           (600)    15.69             --
                                   ----------               ----------               ----------
Outstanding at end of year.......   1,280,060     18.37      1,214,460     19.74      1,406,010     21.19
                                   ==========               ==========               ==========
Options exercisable at
  year-end.......................     853,950    $19.01        772,400    $21.10        793,590    $22.83
                                   ==========               ==========               ==========
Weighted-average per share fair
  value of options granted during
  the year.......................  $     6.07               $     4.92               $     6.57
                                   ==========               ==========               ==========

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                              OPTIONS OUTSTANDING
                                     -------------------------------------     OPTIONS EXERCISABLE
                                                    WEIGHTED-                -----------------------
                                                     AVERAGE     WEIGHTED-                 WEIGHTED-
                                                    REMAINING     AVERAGE                   AVERAGE
             RANGE OF                  NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
          EXERCISE PRICES            OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
-----------------------------------  -----------   -----------   ---------   -----------   ---------
$12.15 to $15.91...................     573,000    7.1 years      $15.38       342,790      $15.49
$18.15 to $20.90...................     193,400    9.0             19.40            --
$21.06 to $28.19...................     505,160    4.0             21.15       502,660       21.14
$32.43 to $37.38...................       8,500    5.8             34.82         8,500       34.82
                                      ---------                                -------
$12.15 to $37.38...................   1,280,060    6.2 years      $18.39       853,950      $19.01
                                      =========                                =======

     Effective December 2, 1999, the Company established a Restricted Stock Plan which is intended to promote the long-term financial success of the Company by attracting to the Company and retaining outstanding executive personnel and to motivate such personnel by means of restricted stock grants. The Compensation Committee of the Company's Board of Directors selects participants and establishes the terms of any grant of restricted stock. The Company's Restricted Stock Plan provides that such a grant immediately transfers ownership rights in shares of the Company's Common Stock to the recipient of the grant, including the right to vote the shares and to receive dividends thereon, at a share price established by the Compensation Committee in its discretion. The recipient's continued ownership of and right to freely transfer the restricted stock is subject to such conditions on transferability and to such risks of forfeiture as are established by the Compensation Committee at the time of grant, which may include continued employment with the Company for a defined period, achievement of specified management performance objectives or other conditions established by the Compensation Committee. The number of shares which may be issued under this Restricted Stock Plan is limited to the lesser of 200,000 shares or the number of treasury shares held by the Company as of the date of any grant. No single participant may be awarded, in the aggregate, more than 50 percent of the shares authorized to be issued under the Restricted Stock Plan. As of December 31, 2001, 50,000 restricted shares had been issued under the Restricted Stock Plan which will not vest until four years of service from the date of the grant. The number of shares available for future awards is limited, as of December 31, 2001, to 150,000.

     A reconciliation of the average number of common shares outstanding used in the calculations of basic and diluted net income per share follows (in 000's):

                                                             2001       2000       1999
                                                           --------   --------   --------
Average number of common shares outstanding..............  14,777.2   15,224.1   15,805.7
  Dilutive effect of:
     -- stock options....................................     203.7       15.9        1.5
     -- restricted stock.................................      50.0       30.0         --
     -- directors' deferred stock compensation...........       7.4        2.4         --
                                                           --------   --------   --------
Average number of common and potential common shares
  outstanding............................................  15,038.3   15,272.4   15,807.2
                                                           ========   ========   ========

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

     There were stock options outstanding that were not included in the calculation of diluted net income per share because their exercise price was greater than the average market price of the Company's common stock during the respective periods, as summarized below(shares in 000's and $ are per share amounts):

                                                            2001       2000       1999
                                                          --------   --------   --------
Average number of share equivalents not included........     318.8    1,160.1    1,420.0
Weighted-average option price...........................  $  24.10   $  21.37   $  21.48
Expiration date of options..............................      2006       2005       2005
                                                           to 2011    to 2008    to 2009
Options outstanding at year-end not included............      16.4      618.7    1,391.0

NOTE 9.  FOREIGN CURRENCY

     Foreign currency losses have arisen from settlement of transactions in non-local currencies and the remeasurement of non-local currency denominated monetary assets and liabilities into the currency of the country in which the operation is domiciled. Such gains (losses) included in other income (expense), net were $0.6 in 2001, ($0.6) in 2000 and were nominal in 1999.

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

     At December 31, 2001, there were outstanding forward contracts, which were held for purposes other than trading, maturing at various dates in 2002, to purchase $16 of various foreign currencies. At December 31, 2000, there were outstanding forward contracts, which were held for purposes other than trading, maturing at various dates in 2001, to purchase $9.2 of various foreign currencies. These contracts were designated as cash flow hedges of foreign currency transactions to fix the Company's local currency cash flow. These contracts had not given rise to any significant net deferred gains or losses as of December 31, 2001 and December 31, 2000, and their fair values approximately equaled their carrying value.

NOTE 10.  COMMITMENTS

  Operating Leases

     Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2001 are less than $1.5 annually over the next five years. Rental expense under operating leases was $4 for each of the years ended December 31, 2001 and 2000, and $4.3 for the year ended December 31, 1999.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

  Other Commitments

     During 1998, PdM entered into an agreement with one of its vendors in connection with PdM's purchases of calcium carbonate, a raw material used in the manufacturing of some paper products. The vendor agreed to construct and operate an on-site plant at the Quimperle, France mill. The cost to construct the necessary building and equipment was approximately 40 million French franc ($5.4 at December 31, 2001 exchange rate). PdM agreed to annual minimum purchase commitments at prices which will vary according to quantities consumed. Under the terms of the agreement, which is currently scheduled to expire at the end of 2009, the annual minimum contractual commitment is at a quantity and price which would require $1.8 of calcium carbonate purchases. If PdM buys less than the minimum purchase commitments, the vendor can terminate the contract and require PdM to pay to the vendor the then net book value of the building and equipment, determined using a straight-line method of depreciation over the life of the agreement, which amount was approximately $4.3 at December 31, 2001.

     Similarly, a vendor of SWM-B operates a calcium carbonate plant on-site at the Pirahy, Brazil mill. Under that agreement, which will expire in 2006, the net raw material prices vary according to the quantities produced, however, SWM-B is committed to pay at least the monthly fixed costs of the calcium carbonate plant which are less than $0.1 per month.

     Under each of the above agreements, the net raw material prices expected to be paid are less than the net prices at which the raw material could otherwise be purchased, and thus the commitments are not expected to result in losses. Additionally, PdM's and SWM-B's current annual levels of calcium carbonate usage exceed their respective annual contractual minimum commitments.

     The Company enters into certain other immaterial contracts from time to time for the purchase of certain raw materials. The Company also enters into certain contracts for the purchase of equipment and related costs in connection with its ongoing capital projects which, at December 31, 2001, totaled approximately $6.6.

NOTE 11.  LEGAL PROCEEDINGS

     On December 27, 2000, SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro, Brazil concerning Imposto sobre Circulacao de Mercadorias e Servicos ("ICMS"), a form of value-added tax, consisting of unpaid ICMS taxes from January 1995 through November 2000, together with interest and penalties in the total amount of approximately $13.6, based on the foreign currency exchange rate at December 31, 2000 (collectively, the "Assessment"). The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. A portion of the Assessment, estimated at December 31, 2000 at approximately $6.9, related to tax periods that predated the Company's acquisition of Pirahy and is covered by an indemnification from the sellers of Pirahy ("Assessment 1"). The second assessment pertains exclusively to periods that SWM-B owned the Pirahy mill ("Assessment 2"). While SWM-B is primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owner under the indemnification.

     SWM-B contests the Assessment based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers used in the production of books, newspapers and periodicals ("immune papers") and the raw material inputs used to produce immune papers. SWM-B further contends that the statutory provision relied on by the State of Rio de Janeiro to argue that ICMS tax credits generated in the course of the production of immune papers must be reversed rather than applied to other ICMS taxes owed violates the Brazilian Federal Constitution and the legal principle of "non-cumulativity" for

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

ICMS tax set forth in Article 155, Section 2, II, of the Brazilian Federal Constitution of 1988. Additionally, SWM-B contends that the statutory provisions relied on by the government do not address "immunity" from the incidence of the ICMS tax, but are addressed to "exception" from the tax. This distinction is central to SWM-B's further contention that the only exceptions permitted to the constitutionally mandated principle of non-cumulativity are for exemptions from tax and no exceptions from this principle are permitted in cases of immunity from tax.

     Administrative appeals were filed on the Assessment, and in April 2001 and August 2001 decisions were rendered on these administrative appeals. The State of Rio de Janeiro tax authorities denied the appeal of Assessment 2 in its entirety and reduced the original amount of Assessment 1 by approximately $1.6 based on SWM-B's argument that Assessment 1 covered periods barred by the applicable statute of limitations. Following these decisions at the administrative level, judicial actions to annul the tax and to enjoin enforcement of the Assessment pending adjudication were filed in Rio de Janeiro on behalf of SWM-B. The courts issued injunctions, which were upheld on appeal, against enforcement of the Assessment without the requirement for any bond or posting of other collateral by SWM-B, pending final determination of SWM-B's action to annul the tax debts. SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, the final resolution of this matter will most likely entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years. Based on the foreign currency exchange rate at December 31, 2001, the Assessment, as reduced in August 2001, totaled $10.8 as of December 31, 2001, of which approximately $4.7 is covered by the above discussed indemnification. No liability has been recorded in the Company's consolidated financial statements for the Assessment based on the Company's evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

     In December 2000, SWM-B suspended the further accrual and application of ICMS tax credits generated on immune products to reduce its possible exposure to future ICMS tax assessments due to the punitive nature of penalties associated with such assessments and SWM-B's plans to transition from immune products to other non-immune products. A reserve of $1.1 was recorded for the entire asset balance of unused ICMS tax credits as of December 31, 2000. Subsequently during 2001, SWM-B exited the Brazilian market for printing and writing uncoated papers, which includes the immune papers.

     Under the belief that the ICMS tax audit of SWM-B discussed above was closed, during February 2001, SWM-B revised its prior-period ICMS treatment related to consignment pulp purchases. As a result, SWM-B decreased the asset and corresponding reserve on its books associated with these ICMS tax credits from $1.1 to $0.2, still fully reserving this remaining asset balance of unused ICMS tax credits. SWM-B took this action to eliminate the risk of a new ICMS tax assessment while it awaited the final outcome of its challenge to the Assessment.

     In April 2001, SWM-B received a third ICMS tax assessment for penalty only in the amount of approximately $0.2 related to its revised treatment of the ICMS tax credits relating to consignment pulp. The State of Rio de Janeiro tax authorities informed SWM-B that its February 2001 action revised its position on the credits associated with consignment pulp in response to an open tax audit and was therefore subject to penalties. This assessment was paid in December 2001.

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

     The Company assumed responsibility to administer a July 25, 1994 landfill closure permit between Kimberly-Clark and the Massachusetts Department of Environmental Protection ("MDEP") governing the post-closure care of the Willow Hill Landfill in Lee, Massachusetts. Pursuant to an amended Comprehensive Site Assessment Landfill Post-Closure Maintenance and Monitoring Permit issued to the Company by MDEP dated May 15, 1996 (the "Permit"), groundwater and landfill gas monitoring tests were conducted from which it was determined that landfill gas levels at and beyond the property boundary exceeded the statutory maximum of 25 percent of the lower explosive limit ("LEL"). Based on these findings, on January 24, 1997, the Company and MDEP entered into an Administrative Consent Order ("ACO") pursuant to which the Company was required to reduce concentrations of landfill gases at the landfill property line to specified levels by September 15, 1998. Compliance with the ACO was predicated on the Company demonstrating that landfill gases were at or below the LEL for one full year at 26 gas monitoring wells. The Company achieved full compliance with the ACO effective October 2, 2001. The ACO is now closed and the Company will henceforth perform its continuing obligations for the post-closure care of the landfill set forth in the terms of the Permit. The Permit incorporates standard statutory requirements for the ongoing maintenance and care of closed non-hazardous landfills. The Company does not believe that this matter will have a material adverse effect on the Company's business or financial condition.

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

     The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada. For these purposes, the Company incurred total capital expenditures of $1.6 in 2001, and anticipates that it will incur approximately $4 to $5 in 2002 and $1 to $2 in 2003, none of which is the result of environmental violations. The major projects included in these estimates are $2.7 toward upgrading wastewater treatment facilities and $1.1 for installation of ink solvent treatment equipment in France. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 13.  BUSINESS SEGMENTS AND GEOGRAPHY

  Business Segment Reporting

     The Company is operated and managed based on the geographical location of its manufacturing operations: the United States, France and Brazil. These business segments manufacture and sell cigarette, plug wrap and tipping papers, used to wrap various parts of a cigarette, reconstituted tobacco products and paper products used in cigarette packaging. While the products are similar in each segment, they vary based on customer requirements and the manufacturing capabilities of each location. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

     Tobacco industry products comprised 88 to 91 percent of the Company's consolidated net sales in each of the years 2001, 2000 and 1999. The Company's non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

  Consolidated Operations by Segment

     For purposes of the segment disclosure in the following tables, the term "United States" includes operations in the United States and Canada. The Canadian operations only produce flax fiber used as raw material in the U.S. operations. Elimination of intercompany sales of products between segments are referred to in the following table as intersegment sales. Expense amounts not associated with segments are referred to as unallocated items. Assets reported by segment represent assets which are directly used by that segment. Eliminations and unallocated items include receivables from other segments and immaterial balances of the Company's international holding company in Spain.

                                                             NET SALES
                                     ----------------------------------------------------------
                                           2001                 2000                 1999
                                     ----------------     ----------------     ----------------
United States..................      $172.0      34.4%    $163.7      33.0%    $166.3      33.0%
France.........................       280.1      56.1      264.9      53.3      284.6      56.4
Brazil.........................        53.4      10.7       70.0      14.1       54.0      10.7
                                     ------     -----     ------     -----     ------     -----
          Subtotal.............       505.5     101.2      498.6     100.4      504.9     100.1
                                     ------     -----     ------     -----     ------     -----
Intersegment sales by:
  United States................          --        --       (0.2)       --       (0.2)       --
  France.......................        (2.6)     (0.5)      (0.3)     (0.1)      (0.3)     (0.1)
  Brazil.......................        (3.4)     (0.7)      (1.3)     (0.3)        --        --
                                     ------     -----     ------     -----     ------     -----
          Subtotal.............        (6.0)     (1.2)      (1.8)     (0.4)      (0.5)     (0.1)
                                     ------     -----     ------     -----     ------     -----
                Consolidated...      $499.5     100.0%    $496.8     100.0%    $504.4     100.0%
                                     ======     =====     ======     =====     ======     =====

                                              OPERATING PROFIT                           TOTAL ASSETS
                                ---------------------------------------------   -------------------------------
                                    2001            2000            1999             2001             2000
                                -------------   -------------   -------------   --------------   --------------
United States.................  $ 1.8     3.8%  $ 2.6     5.2%  $ 9.3    14.4%  $246.5    49.5%  $155.4    35.2%
France........................   50.1   105.9    47.2    95.0    55.2    85.4    209.5    42.1    232.6    52.7
Brazil........................    1.8     3.8     4.5     9.1     5.2     8.1     42.4     8.5     53.9    12.2
                                -----   -----   -----   -----   -----   -----   ------   -----   ------   -----
         Subtotal.............   53.7   113.5    54.3   109.3    69.7   107.9    498.4   100.1    441.9   100.1
Unallocated items and
  eliminations, net...........   (6.4)  (13.5)   (4.6)   (9.3)   (5.1)   (7.9)    (0.5)   (0.1)    (0.2)   (0.1)
                                -----   -----   -----   -----   -----   -----   ------   -----   ------   -----
               Consolidated...  $47.3   100.0%  $49.7   100.0%  $64.6   100.0%  $497.9   100.0%  $441.7   100.0%
                                =====   =====   =====   =====   =====   =====   ======   =====   ======   =====

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

                                        CAPITAL SPENDING                          DEPRECIATION AND AMORTIZATION
                          ---------------------------------------------   ---------------------------------------------
                              2001            2000            1999            2001            2000            1999
                          -------------   -------------   -------------   -------------   -------------   -------------
United States...........  $58.5    79.3%  $19.7    67.0%  $ 5.0    19.0%  $10.3    45.2%  $ 9.0    40.7%  $ 8.9    40.1%
France..................   13.4    18.2     7.3    24.8    18.9    71.9    10.5    46.0    10.3    46.6    10.7    48.2
Brazil..................    1.9     2.5     2.4     8.2     2.4     9.1     2.0     8.8     2.8    12.7     2.6    11.7
                          -----   -----   -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
         Consolidated...  $73.8   100.0%  $29.4   100.0%  $26.3   100.0%  $22.8   100.0%  $22.1   100.0%  $22.2   100.0%
                          =====   =====   =====   =====   =====   =====   =====   =====   =====   =====   =====   =====

  Consolidated Operations by Geographic Area

     Long-lived assets, excluding deferred income tax assets and certain other deferred charges, were $157.1 $120.3 and $20.7 in the United States, France and Brazil, respectively, as of December 31, 2001, and $108.8, $123.9 and $29.3 in the United States, France and Brazil, respectively, at December 31, 2000.

     For purposes of the geographic disclosure in the following table, net sales are attributed to geographic locations based on the location of the Company's direct customers.

                                                                     NET SALES
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
United States...............................................  $146.5   $143.0   $142.9
Europe and the former Commonwealth of Independent States....   199.6    194.9    214.4
Asia/Pacific (including China)..............................    70.7     65.8     66.4
Latin America...............................................    60.5     75.7     60.2
Other foreign countries.....................................    22.2     17.4     20.5
                                                              ------   ------   ------
                Consolidated................................  $499.5   $496.8   $504.4
                                                              ======   ======   ======

NOTE 14.  MAJOR CUSTOMERS

     Two of the Company's customers have accounted for a significant portion of the Company's net sales in the periods presented in the financial statements, and the loss of one or both such customers, or a significant reduction in one or both of these customers' purchases, could have a material adverse effect on the Company's results of operations. Net sales to Philip Morris Incorporated ("Philip Morris"), together with its affiliates and designated converters, accounted for approximately 32 percent of total consolidated net sales for the year ended December 31, 2001 and approximately 30 percent in each of the years ended December 31, 2000 and 1999. Net sales to B.A.T. Industries PLC ("BAT"), together with its affiliates and designated converters, accounted for approximately 18 percent, 17 percent and 18 percent of consolidated net sales for the years ended December 31, 2001, 2000 and 1999, respectively. Each of the Company's segments reported sales to these customers for each of the respective periods reported above.

     The Company had sales to the minority shareholder of LTRI of $18.7, $19.1 and $24.2 in 2001, 2000 and 1999, respectively.

     The Company's consolidated accounts receivable at December 31, 2001 and 2000 included balances from Philip Morris and BAT, together with their respective affiliates and designated converters. The percentage of these customers' balances of consolidated accounts receivable is less than each of their respective percentages of consolidated net sales.

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

            SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 15.  UNAUDITED QUARTERLY FINANCIAL DATA AND COMMON STOCK INFORMATION

     The Company's Common Stock is listed on the New York Stock Exchange under the ticker symbol "SWM". As of December 31, 2001, there were 5,472 stockholders of record of the Company's Common Stock. This number does not include shares held in "nominee" or "street" name.

                                                                           2001
                                                      -----------------------------------------------
                                                      FIRST    SECOND(1)   THIRD(1)   FOURTH    YEAR
                                                      ------   ---------   --------   ------   ------
Net Sales...........................................  $124.1    $125.3      $123.4    $126.7   $499.5
Gross Profit........................................    19.5      27.0        26.1      26.1     98.7
Operating Profit....................................     7.8       9.9        14.7      14.9     47.3
Net Income..........................................  $  3.8    $  4.7      $  8.2    $  7.8   $ 24.5
Net Income Per Share:
  Basic.............................................  $  .25    $  .33      $  .55    $  .53   $ 1.66
  Diluted...........................................     .25       .32         .54       .52     1.63
Cash Dividends Declared and Paid Per Share..........  $  .15    $  .15      $  .15    $  .15   $  .60
Market Price Per Share:
  High..............................................  $21.71    $24.50      $25.20    $25.54   $25.54
  Low...............................................   15.50     15.19       18.50     20.50    15.19
  Close.............................................  $17.65    $23.60      $23.72    $23.75   $23.75

                                                                           2000
                                                        ------------------------------------------
                                                        FIRST    SECOND   THIRD    FOURTH    YEAR
                                                        ------   ------   ------   ------   ------
Net Sales.............................................  $118.0   $121.7   $126.8   $130.3   $496.8
Gross Profit..........................................    22.0     21.9     24.5     23.5     91.9
Operating Profit......................................    11.4     11.1     14.3     12.9     49.7
Net Income............................................  $  6.8   $  6.4   $  8.0   $  6.6   $ 27.8
Net Income Per Share:
  Basic...............................................  $  .44   $  .41   $  .53   $  .44   $ 1.82
  Diluted.............................................     .44      .41      .53      .44     1.82
Cash Dividends Declared and Paid Per Share............  $  .15   $  .15   $  .15   $  .15   $  .60
Market Price Per Share:
  High................................................  $16.94   $15.69   $15.19   $19.64   $19.64
  Low.................................................   12.38    12.48    11.81    12.88    11.81
  Close...............................................  $12.94   $12.52   $13.38   $19.15   $19.15

---------------

(1) 2001 results included pretax restructuring charges of $4.6 and $0.5 in the second and third quarters, respectively, in connection with the Company's exit of the Brazilian printing and writing uncoated papers market and the resulting shutdown of a paper machine in the Company's Brazilian operations. The net income effect of these charges were ($3.1) and ($0.3), or ($.21) and ($.02) per share, respectively, in the second and third quarters.

             SCHWEITZER-MAUDUIT INTERNATIONAL INC. AND SUBSIDIARIES

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Schweitzer-Mauduit International,
Inc.:

     We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
January 25, 2002 (January 31, 2002 as to Note 5)

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

     As can be expected in a complex and dynamic business environment, some financial statement amounts are based on management's estimates and judgments. Even though estimates and judgments are used, measures have been taken to provide reasonable assurance of the integrity and reliability of the financial information contained in this Annual Report. These measures include an effective control-oriented environment in which a company-wide internal control program plays an important role, an Audit Committee of the Board of Directors which oversees the financial reporting process, and independent audits. As part of that responsibility, the Audit Committee recommended to the Board of Directors the selection of the Company's independent public auditors, Deloitte & Touche LLP.

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

January 25, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section of the Company's Proxy Statement dated March 14, 2002 (the "2002 Proxy Statement") captioned "Certain Information Regarding Directors and Nominees" under "Proposal 1. Election of Directors" identifies members of the Board of Directors of the Company and nominees, and is incorporated in this Item 10 by reference.

     See also "Executive Officers of the Registrant" appearing in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     The information in the section of the 2002 Proxy Statement captioned "Executive Compensation" is incorporated in this Item 11 by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information in the sections of the 2002 Proxy Statement captioned "Security Ownership of Management" and "Security Ownership of Certain Beneficial Holders" is incorporated in this Item 12 by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the section of the 2002 Proxy Statement captioned "Certain Transactions and Business Relationships" is incorporated in this Item 13 by reference.

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

     (b) Reports on Form 8-K

           The registrant did not file any reports on Form 8-K during the fourth quarter of 2001.

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

Dated: March 7, 2002

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

                        NAME                                       POSITION                  DATE
                        ----                                       --------                  ----

                /s/ WAYNE H. DEITRICH                  Chairman of the Board and Chief   March 7, 2002
-----------------------------------------------------    Executive Officer
                  Wayne H. Deitrich                      (principal executive officer)

                 /s/ PAUL C. ROBERTS                   Chief Financial Officer and       March 7, 2002
-----------------------------------------------------    Treasurer
                   Paul C. Roberts                       (principal financial officer)

               /s/ WAYNE L. GRUNEWALD                  Controller                        March 7, 2002
-----------------------------------------------------    (principal accounting officer)
                 Wayne L. Grunewald

                          *                            Director                          March 7, 2002
-----------------------------------------------------
                  Claire L. Arnold

                          *                            Director                          March 7, 2002
-----------------------------------------------------
                   Alan R. Batkin

                          *                            Director                          March 7, 2002
-----------------------------------------------------
                   K.C. Caldabaugh

                          *                            Director                          March 7, 2002
-----------------------------------------------------
                 Laurent G. Chambaz

                          *                            Director                          March 7, 2002
-----------------------------------------------------
                 Richard D. Jackson

                          *                            Director                          March 7, 2002
-----------------------------------------------------
                  Leonard J. Kujawa

                          *                            Director                          March 7, 2002
-----------------------------------------------------
                Jean-Pierre Le Hetet

                          *                            Director                          March 7, 2002
-----------------------------------------------------
                  Larry B. Stillman

            *By: /s/ JOHN W. RUMELY, JR.                                                 March 7, 2002
  ------------------------------------------------
                 John W. Rumely, Jr.
                  Attorney-In-Fact

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                               INDEX TO EXHIBITS

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
2.1           --   Distribution Agreement (incorporated by reference to Exhibit
                   2.1 to Form 10/A Amendment 2, dated October 27, 1995).
2.2           --   Stock Purchase Agreement by and between SWM, Souza Cruz S.A.
                   and Contab Participacoes Ltda. dated December 16, 1997 for the purchase of Companhia Industrial de Papel Pirahy
                   (incorporated by reference to Exhibit 2.1 to Form 8-K, dated
                   February 2, 1998).
3.1           --   Certificate of Incorporation (incorporated by reference to
                   Exhibit 3.1 to Form 10, dated September 12, 1995).
3.2           --   By-Laws, as amended on and through February 27, 1996
                   (incorporated by reference to Exhibit 3.2 to the Company's
                   Form 10-K for the year ended December 31, 1995).
4.1           --   Form of Common Stock Certificate as of October 1, 2000
                   (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000).
4.2           --   Rights Agreement Amended and Restated as of October 1, 2000
                   (incorporated by reference to Exhibit 4.2 to the Company's
                   Form 10-Q for the quarter ended September 30, 2000).
10.1          --   Transfer, Contribution and Assumption Agreement
                   (incorporated by reference to Exhibit 10.1 to Form 10/A
                   Amendment 2, dated October 27, 1995).
10.2          --   Employee Matters Agreement (incorporated by reference to
                   Exhibit 10.3 to Form 10/A Amendment 2, dated October 27,
                   1995).
10.3          --   Tax Sharing Agreement (incorporated by reference to Exhibit
                   10.4 to Form 10/A Amendment 2, dated October 27, 1995).
10.4          --   Outside Directors' Stock Plan (incorporated by reference to
                   Exhibit 10.5 to Form 10/A Amendment 2, dated October 27,
                   1995).
10.5          --   Annual Incentive Plan Amended and Restated as of February
                   25, 1999 (incorporated by reference to Exhibit 10.6 to the
                   Company's Form 10-K for the year ended December 31, 1998).
10.6          --   Equity Participation Plan Amended and Restated as of April
                   26, 2001 (incorporated by reference to Exhibit 10.6 to the
                   Company's Form 10-K for the year ended December 31, 2000).
10.7*         --   Long-Term Incentive Plan effective as of January 1, 2001.
10.8.1        --   Deferred Compensation Plan, Amended and Restated as of April
                   21, 2000 (incorporated by reference to Exhibit 10.8.1 to the
                   Company's Form 10-Q for the quarter ended March 31, 2000).
10.8.2        --   Deferred Compensation Plan for Non-Employee Directors,
                   effective April 1, 2000 (incorporated by reference to
                   Exhibit 10.8.2 to the Company's Form 10-Q for the quarter
                   ended March 31, 2000).
10.9          --   Restricted Stock Plan effective as of December 2, 1999
                   (incorporated by reference to Exhibit 10.9 to the Company's
                   Form 10-K for the year ended December 31, 1999).
10.10         --   Supplemental Benefit Plan Amended and Restated as of
                   February 25, 1999 (incorporated by reference to Exhibit
                   10.11 to the Company's Form 10-K for the year ended December
                   31, 1998).
10.11         --   Executive Severance Plan Amended and Restated as of February
                   24, 2000 (incorporated by reference to Exhibit 10.11 to the
                   Company's Form 10-Q for the quarter ended March 31, 2000).
10.12.1       --   Second Amended and Restated Agreement between Philip Morris
                   Incorporated and Schweitzer-Mauduit International, Inc. for
                   Fine Paper Supply, effective as of July 1, 2000+
                   (incorporated by reference to Exhibit 10.1 to the Company's
                   Form 10-Q for the quarter ended June 30, 2000).

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
10.12.2       --   Amended and Restated Technology Ownership, Technical
                   Assistance and Technology License Agreement by and among
                   Philip Morris Incorporated, Philip Morris Products, Inc. and
                   Schweitzer-Mauduit International, Inc., effective as of July
                   1, 2000+ (incorporated by reference to Exhibit 10.2 to the
                   Company's Form 10-Q for the quarter ended June 30, 2000).
10.12.3       --   Amended and Restated Addendum to Second Amended and Restated
                   Agreement between Philip Morris Incorporated and
                   Schweitzer-Mauduit International, Inc. for Fine Paper Supply
                   effective as of July 1, 2000+ (incorporated by reference to
                   Exhibit 10.3 to the Company's Form 10-Q for the quarter
                   ended June 30, 2000).
10.13         --   Supply Agreement between Companhia Industrial de Papel
                   Pirahy and Souza Cruz S.A. dated as of February 2, 1998+
                   (incorporated by reference to Exhibit 10.10.1 to the
                   Company's Form 10-K for the year ended December 31, 1998).
10.13.1       --   Amendment No. 1, dated February 23, 2000, to the Supply
                   Agreement between Schweitzer-Mauduit do Brasil, S.A.
                   (formerly known as Companhia Industrial de Papel Pirahy) and
                   Souza Cruz S.A.+ (incorporated by reference to Exhibit
                   10.13.1 to the Company's Form 10-Q for the quarter ended
                   March 31, 2000).
10.13.2       --   Amendment No. 1, dated February 23, 2000, to the Art-Coated
                   Supply Agreement between Schweitzer-Mauduit do Brasil, S.A.
                   (formerly known as Companhia Industrial de Papel Pirahy) and
                   Souza Cruz S.A.+ (incorporated by reference to Exhibit
                   10.13.2 to the Company's Form 10-Q for the quarter ended
                   March 31, 2000).
10.14.1       --   Amended and Restated Credit Agreement dated January 29, 1998 between the Company, as Borrower and Guarantor, SMF, as
                   Borrower, PdM Industries, as Borrower, SM-Spain, as
                   Borrower, the Banks named therein and Societe Generale, as
                   Agent (the "Amended and Restated Credit Agreement")
                   (incorporated by reference to Exhibit 10 to the Company's
                   Form 10-Q for the quarter ended March 31, 1998).
10.14.2       --   Amendment No. 1, dated January 29, 1999, to the Amended and
                   Restated Credit Agreement (incorporated by reference to
                   Exhibit 10.13.2 to the Company's Form 10-K for the year
                   ended December 31, 1998).
10.14.3       --   Amendment No. 2, dated May 6, 1999, to the Amended and
                   Restated Credit Agreement (incorporated by reference to
                   Exhibit 10 to the Company's Form 10-Q for the quarter ended
                   June 30, 1999).
10.14.4       --   Amendment No. 3, dated January 7, 2000, to the Amended and
                   Restated Credit Agreement (incorporated by reference to
                   Exhibit 10.14.4 to the Company's Form 10-K for the year
                   ended December 31, 1999).
10.14.5       --   Amendment No. 4, dated January 19, 2001, to the Amended and
                   Restated Credit Agreement (incorporated by reference to
                   Exhibit 10.14.5 to the Company's Form 10-K for the year
                   ended December 31, 2000).
10.14.6*      --   Credit Agreement dated January 31, 2002 between the Company, as Borrower and Guarantor, SMF, as Borrower, the Banks named therein and Societe Generale, as Agent.
21.1*         --   Subsidiaries of the Company.
23.1*         --   Independent Auditors' Consent.
24.1*         --   Powers of Attorney.

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

ALAN R. BATKIN(1)                            WILLIAM R. FOUST
Vice Chairman                                Vice President - Administration
Kissinger Associates, Inc.
                                             WAYNE L. GRUNEWALD
K.C. CALDABAUGH(1,3)                         Controller
Principal
Heritage Capital Group                       OTTO R. HERBST
                                             President - Brazilian Operations
LAURENT G. CHAMBAZ(3)
Partner                                      JEAN-PIERRE LE HETET
UGGC & Associes                              Chief Operating Officer and
                                             President - French Operations
WAYNE H. DEITRICH
Chairman of the Board and                    RAYMOND NEDELLEC
Chief Executive Officer                      Vice President - Finance
Schweitzer-Mauduit International, Inc.
                                             PAUL C. ROBERTS
RICHARD D. JACKSON(2)                        Chief Financial Officer and
Chairman of the Board                        Treasurer
ebank.com
                                             JOHN W. RUMELY, JR.
LEONARD J. KUJAWA(1)                         General Counsel and Secretary
Retired Partner
Arthur Andersen LLP                          PETER J. THOMPSON
                                             President - U.S. Operations
JEAN-PIERRE LE HETET
Chief Operating Officer and
President - French Operations
Schweitzer-Mauduit International, Inc.

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

ANNUAL MEETING
The Annual Meeting of Stockholders will be held on Thursday, April 25, 2002, at 11:00 a.m. at the Company's Corporate Headquarters located at 100 North Point Center East, Suite 600, Alpharetta, Georgia.