Form 10-Q
period 2002-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2002-05-10
CIK 1000623

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-13948

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1612879 (I.R.S. Employer Identification No.)

100 North Point Center East
Suite 600
Alpharetta, Georgia
30022-8246
(Address of principal executive offices)
(Zip Code)

1-800-514-0186
(Registrant’s telephone number, including area code)

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

Yes [X]. No [   ].

As of April 30, 2002, 14,881,995 shares of the Corporation’s common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
U.S. $ in millions, except per share amounts
(Unaudited)

	For the three months
	ended March 31,

	2002	2001

Net Sales	$122.4	$124.1

Cost of products sold	95.2	104.6

Gross Profit	27.2	19.5

Selling expense	4.8	4.6

Research expense	1.9	2.0

General expense	5.3	5.1

Operating Profit	15.2	7.8

Interest expense	(1.1)	(1.3)

Other income, net	0.5	0.6

Income Before Income Taxes and Minority Interest	14.6	7.1

Provision for income taxes	5.0	2.6

Income Before Minority Interest	9.6	4.5

Minority interest in earnings of subsidiaries	1.0	0.7

Net Income	$8.6	$3.8

Net Income per Common Share:

Basic	$.58	$.25

Diluted	$.57	$.25

Cash Dividends Declared per Common Share	$.15	$.15

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
U.S. $ in millions, except per share amounts
(Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$11.1	$50.9
Accounts receivable	70.8	74.5
Inventories	65.9	62.7
Current income tax refunds receivable	—	0.3
Deferred income tax benefits	3.8	3.0
Prepaid expenses	3.9	2.3

Total Current Assets	155.5	193.7

Gross Property	507.7	509.5
Less accumulated depreciation	225.5	221.9

Net Property	282.2	287.6

Noncurrent Deferred Income Tax Benefits	0.9	1.3

Deferred Charges and Other Assets	15.6	15.3

Total Assets	$454.2	$497.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$3.7	$41.4
Other short-term debt	6.4	5.1
Accounts payable	39.3	44.1
Accrued expenses	46.0	48.8
Income taxes payable	0.6	—
Current deferred revenue	5.7	6.1

Total Current Liabilities	101.7	145.5

Long-Term Debt	49.1	56.4

Noncurrent Deferred Income Tax Liabilities	17.5	15.4

Noncurrent Deferred Revenue	52.1	53.1

Other Noncurrent Liabilities	41.6	41.5

Minority Interest	7.3	6.5

Contingencies (See Notes 4 and 5)
Stockholders’ Equity
Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued	—	—
Common Stock -$.10 par value - 100,000,000 shares authorized, 16,078,733 shares issued at both March 31, 2002 and December 31, 2001 (14,854,135 and 14,835,984 shares outstanding at March 31, 2002 and December 31, 2001, respectively)	l.6	1.6
Additional paid-in capital	60.6	60.6
Common stock in treasury, at cost – 1,224,598 and 1,242,749 shares at March 31, 2002 and December 31, 2001, respectively	(19.5)	(19.8)
Retained earnings	197.2	190.9
Unearned compensation	(0.6)	(0.5)
Accumulated other comprehensive loss	(54.4)	(53.3)

Total Stockholders’ Equity	184.9	179.5

Total Liabilities and Stockholders’ Equity	$454.2	$497.9

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. $ in millions, except per share amounts
(Unaudited)

								Accumulated
	Common Stock Issued		Additional	Treasury Stock				Other
			Paid-In			Retained	Unearned	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Compensation	Income (Loss)	Total

Balance, December 31, 2000	16,078,733	$1.6	$60.5	1,288,471	$(20.5)	$175.3	$(0.3)	$(36.7)	$179.9

Net income for the three months ended March 31, 2001						3.8			3.8
Change in unrealized fair value of derivative instruments								(0.4)	(0.4)
Adjustments to unrealized foreign currency translation								(11.4)	(11.4)

Comprehensive loss									(8.0)

Dividends declared ($0.15 per share)						(2.3)			(2.3)
Restricted stock issuances			0.1	(20,000)	0.3		(0.4)		—
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation	—	—	—	(771)	—	—	—	—	—

Balance, March 31, 2001	16,078,733	1.6	60.6	1,267,700	(20.2)	176.8	(0.6)	(48.5)	169.7

Net income for the nine months ended December 31, 2001						20.7			20.7
Adjustments to minimum pension liability								(3.8)	(3.8)
Change in unrealized fair value of derivative instruments								(0.3)	(0.3)
Adjustments to unrealized foreign currency translation								(0.7)	(0.7)

Comprehensive income									15.9

Dividends declared ($0.45 per share)						(6.6)			(6.6)
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(2,151)	0.1				0.1
Issuance of shares for options exercised	—	—	—	(22,800)	0.3	—	—	—	0.3

Balance, December 31, 2001	16,078,733	1.6	60.6	1,242,749	(19.8)	190.9	(0.5)	(53.3)	179.5

Net income for the three months ended March 31, 2002						8.6			8.6
Change in unrealized fair value of derivative instruments								0.3	0.3
Adjustments to unrealized foreign currency translation								(1.4)	(1.4)

Comprehensive income									7.5

Dividends declared ($0.15 per share)						(2.3)			(2.3)
Restricted stock issuances				(10,000)	0.2		(0.2)		—
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(651)	—				—
Issuance of shares for options exercised	—	—	—	(7,500)	0.1	—	—	—	0.1

Balance, March 31, 2002	16,078,733	$1.6	$60.6	1,224,598	$(19.5)	$197.2	$(0.6)	$(54.4)	$184.9

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
U.S. $ in millions
(Unaudited)

	For the three months
	ended March 31,

	2002	2001

Operations

Net income	$8.6	$3.8

Non-cash items included in net income:

Depreciation and amortization	6.4	5.4

Amortization of deferred revenue	(1.4)	—

Deferred income tax provision	1.7	1.2

Minority interest in earnings of subsidiaries	1.0	0.7

Other	0.8	0.9

Advance payments from customers	—	21.0

Changes in operating working capital	(7.8)	(8.4)

Cash Provided by Operations	9.3	24.6

Investing

Capital spending	(2.9)	(19.4)

Capitalized software costs	(0.3)	(0.3)

Other	(0.8)	(5.3)

Cash Used for Investing	(4.0)	(25.0)

Financing

Cash dividends paid to SWM stockholders	(2.3)	(2.3)

Changes in short-term debt	1.3	0.5

Proceeds from issuances of long-term debt	43.6	0.3

Payments on long-term debt	(87.8)	(0.2)

Proceeds from exercise of stock options	0.1	—

Cash Used for Financing	(45.1)	(1.7)

Decrease in Cash and Cash Equivalents	(39.8)	(2.1)

Cash and Cash Equivalents at Beginning of Period	50.9	23.6

Cash and Cash Equivalents at End of Period	$11.1	$21.5

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
U.S. $ in millions, except per share amounts

Note 1. Nature of the Business

     Schweitzer-Mauduit International, Inc., including its subsidiaries, (“SWM” or the “Company”) is a diversified producer of premium specialty papers and the world’s largest supplier of fine papers to the tobacco industry. The Company’s principal products include cigarette, tipping and plug wrap papers used to wrap various parts of a cigarette, reconstituted tobacco leaf for use as filler in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging. The Company was formed as a spin-off from Kimberly-Clark Corporation at the close of business on November 30, 1995.

Note 2. Basis of Presentation

     The consolidated financial statements include the accounts of SWM and all of its majority-owned subsidiaries. All material intercompany and interdivisional amounts and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and on the same basis as the audited financial statements included in the Company’s 2001 Annual Report on Form 10-K. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are generally of a normal recurring nature. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These financial statements should be read in connection with the financial statements and notes thereto included in the Company’s 2001 Annual Report on
Form 10-K.

     Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average numbers of common shares used in the calculations of basic net income per common share for the three month periods ended March 31, 2002 and 2001 were approximately 14,790,400 and 14,761,000, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three month periods ended March 31, 2002 and 2001 were approximately 15,129,200 and 14,956,200, respectively. Potential common shares are those related to stock options and restricted stock outstanding and directors’ accumulated deferred stock compensation during the respective periods. A reconciliation of the average number of common shares outstanding used in the calculations of basic and diluted net income per share follows (in 000’s):

	For the three months
	ended March 31,

	2002	2001

Average number of common shares outstanding	14,790.4	14,761.0
Dilutive effect of:
-stock options	269.1	139.4
-restricted stock	60.0	50.0
-directors’ deferred stock compensation	9.7	5.8

Average number of common and potential common shares outstanding	15,129.2	14,956.2

     Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods. The average number of share equivalents resulting from these anti-dilutive stock options not included in the computations of diluted net income per share for the three month periods ended March 31, 2002 and 2001 were approximately 43,400 and 618,700, respectively.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. $ in millions, except per share amounts

Note 3. Inventories

     The following schedule details inventories by major class:

	March 31,	December 31,
	2002	2001

At the lower of cost on the First-In, First-Out (FIFO) and weighted average methods or market:
Raw materials	$24.4	$26.9
Work in process	6.6	7.2
Finished goods	28.8	22.6
Supplies and other	11.8	11.7

	71.6	68.4
Excess of FIFO cost over Last-In, First-Out (LIFO) cost	(5.7)	(5.7)

Total	$65.9	$62.7

Note 4. Environmental Matters

     The Company’s operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of the Company’s operations expose it to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Based on the Company’s experience to date, the Company believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation or monitoring of certain hazardous waste disposal sites (see additional information in Note 12 to the Notes to Consolidated Financial Statements included in the Company’s 2001 Annual Report on Form 10-K), will not have a material adverse effect on the Company’s financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on the Company’s financial condition or results of operations.

     The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company’s facilities in the United States, France, Brazil and Canada. For these purposes, the Company anticipates that it will incur capital expenditures of approximately $4 to $5 for full-year 2002 and approximately $2 to $3 in 2003, none of which is the result of environmental violations. The major projects included in these estimates are $3.1 to upgrade wastewater treatment facilities and $1.2 for installation of ink solvent treatment equipment, both in France. The foregoing capital expenditures are not expected to reduce the Company’s ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. $ in millions, except per share amounts

Note 5. Legal Proceedings

     On December 27, 2000, the Company’s subsidiary in Brazil, Schweitzer-Mauduit do Brasil, S.A. (“SWM-B”) received two assessments from the tax authorities of the State of Rio de Janeiro, Brazil concerning Imposto sobre Circulação de Mercadorias e Serviços (“ICMS”), a form of value-added tax, consisting of unpaid ICMS taxes from January 1995 through November 2000, together with interest and penalties in the total amount of approximately $13.6, based on the foreign currency exchange rate at December 31, 2000 (collectively, the “Assessment”). The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. A portion of the Assessment, estimated at December 31, 2000 at approximately $6.9, related to tax periods that predated the Company’s acquisition of Companhia Industrial de Papel Pirahy (“Pirahy”), the predecessor in name to SWM-B, and is covered by an indemnification from the sellers of Pirahy (“Assessment 1”). The remainder of the Assessment pertains exclusively to periods that SWM-B owned the Pirahy mill (“Assessment 2”). While SWM-B is primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owner under the indemnification.

     SWM-B contests the Assessment based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers used in the production of books, newspapers and periodicals (“immune papers”) and the raw material inputs used to produce immune papers. SWM-B further contends that the statutory provision relied on by the State of Rio de Janeiro to argue that ICMS tax credits generated in the course of the production of immune papers must be reversed rather than applied to other ICMS taxes owed violates the Brazilian Federal Constitution and the legal principle of “non-cumulativity” for ICMS tax set forth in Article 155, Section 2, II, of the Brazilian Federal Constitution of 1988. Additionally, SWM-B contends that the statutory provisions relied on by the government do not address “immunity” from the incidence of the ICMS tax, but are addressed to “exception” from the tax. This distinction is central to SWM-B’s further contention that the only exceptions permitted to the constitutionally mandated principle of non-cumulativity are for exemptions from tax and no exceptions from this principle are permitted in cases of immunity from tax.

     Administrative appeals were filed on the Assessment, and in April 2001 and August 2001 decisions were rendered on these administrative appeals. The State of Rio de Janeiro tax authorities denied the appeal of Assessment 2 in its entirety and reduced the original amount of Assessment 1 by approximately $1.6 million based on SWM-B’s argument that Assessment 1 covered periods barred by the applicable statute of limitations. Following these decisions at the administrative level, judicial actions to annul the tax and to enjoin enforcement of the Assessment pending adjudication were filed in Rio de Janeiro on behalf of SWM-B. The courts issued injunctions, which were upheld on appeal, against enforcement of the Assessment without the requirement for any bond or posting of other collateral by SWM-B, pending final determination of SWM-B’s action to annul the tax debts. SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, the final resolution of this matter will most likely entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years. Based on the foreign currency exchange rate at December 31, 2001, the Assessment totaled approximately $10.8 as of December 31, 2001, of which approximately $4.7 is covered by the above discussed indemnification. No liability has been recorded in the Company’s consolidated financial statements for the Assessment based on the Company’s evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. $ in millions, except per share amounts

     The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without a material adverse effect on the Company’s consolidated financial statements.

Note 6. Business Segment Reporting

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

     Tobacco industry products comprised approximately 90 to 93 percent of the Company’s consolidated net sales in the periods presented. The Company’s non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

     For purposes of the segment disclosure in the following tables, the term “United States” includes operations in the United States and Canada. The Canadian operations only produce flax fiber used as raw material in the U.S. operations. Sales of products between segments are made at market prices and elimination of these sales are referred to in the following tables as intersegment sales. Expense amounts not associated with segments are referred to as unallocated expenses. Assets reported by segment represent assets which are directly used by that segment. Unallocated items and eliminations, net include immaterial balances of the Company’s holding company in Spain.

	For the three months ended

					% of Consolidated
	March 31,	March 31,	% Change
Net Sales	2002	2001	vs. 2001		2002	2001

United States	$45.5	$44.7		+1.8%	37.2%	36.0%
France	66.4	65.3		+1.7	54.2	52.6
Brazil	12.2	15.0	-	18.7	10.0	12.1

Subtotal	124.1	125.0
Intersegment sales by:
France	(0.7)	(0.1)			(0.6)	(0.1)
Brazil	(1.0)	(0.8)			(0.8)	(0.6)

Consolidated	$122.4	$124.1		-1.4%	100.0%	100.0%

	For the three months ended
					% of Consolidated		% Return on Sales

	March 31,	March 31,	% Change
Operating Profit	2002	2001	vs. 2001		2002	2001	2002	2001

United States	$2.0	$0.1		N.M	13.1%	1.3%	4.4%	0.2%
France	12.2	9.1	+	34.1%	80.3	116.6	18.4	13.9
Brazil	2.6	0.1		N.M	17.1	1.3	21.3	0.7
Unallocated expenses	(1.6)	(1.5)			(10.5)	(19.2)

Consolidated	$15.2	$7.8	+	94.9%	100.0%	100.0%	12.4%	6.3%

N.M. – Not Meaningful.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. $ in millions, except per share amounts

			% of Consolidated
	March 31,	December 31,
Total Assets	2002	2001	2002	2001

United States	$204.1	$246.5	44.9%	49.5%
France	206.1	209.5	45.4	42.1
Brazil	44.7	42.4	9.8	8.5
Unallocated items and eliminations, net	(0.7)	(0.5)	(0.1)	(0.1)

Consolidated	$454.2	$497.9	100.0%	100.0%

     More than 50 percent of the Company’s assets and liabilities were outside of the United States, substantially all of which were in France or Brazil. The balance sheets of the Company’s foreign subsidiaries are translated at period-end currency exchange rates, and the differences from historical exchange rates are reflected in accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments. Negative unrealized foreign currency translation adjustments during the three month period ended March 31, 2002 were primarily due to a stronger U.S. dollar against the euro at March 31, 2002 versus December 31, 2001. Total assets in the United States were lower at March 31, 2002 versus December 31, 2001 primarily due to reduced cash from repayment of bank debt.

Note 7. New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method of accounting. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations ceases upon adoption of SFAS No. 142. The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of these new accounting standards had no material effect on the Company’s financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Although SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, it retains most of the concepts of that standard, except that it eliminates the requirement to allocate goodwill to long-lived assets for impairment testing purposes and it requires that a long-lived asset to be abandoned or exchanged for a similar asset be considered held and used until it is disposed, i.e. the depreciable life should be revised until the asset is actually abandoned or exchanged. Also, the new standard includes the basic provisions of Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business, where that component can be clearly distinguished from the rest of the entity. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of this new accounting standard had no material effect on the Company’s financial statements.

ITEM 2. SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Management believes that the following commentary and the tables presented in Note 6 to the Notes to Unaudited Consolidated Financial Statements appropriately discuss and analyze the comparative results of operations and the financial condition of the Company for the periods covered.

Results of Operations

Net Sales

     Net sales decreased by $1.7 million in the three month period ended March 31, 2002 compared with the corresponding period of the preceding year. This decrease was a result of unfavorable changes in currency exchange rates, partially offset by changes in sales volumes and somewhat higher average selling prices. Effects of changes in currency exchange rates reduced net sales by $4.3 million as a result of a stronger U.S. dollar versus the euro and the Brazilian real compared with the same quarter of the prior year. The Company’s total worldwide sales volumes declined by three percent in the quarter compared with the same quarter of the prior year. Changes in sales volumes, however, had a positive $1.4 million impact on the net sales comparison as increased sales of tobacco-related papers more than offset the unfavorable impact of lower sales of commercial and industrial papers. For the French business unit, sales volumes increased by nine percent, with higher sales of both tobacco-related papers and reconstituted tobacco leaf products. Sales volumes for the quarter decreased at the U.S. business unit by five percent as a result of lower sales of both tobacco-related papers and commercial and industrial papers. Sales volumes of the U.S. business unit in the first quarter of the prior year had increased by 14 percent over the comparable period of 2000 as the 2001 first quarter benefited from an inventory build by a major domestic customer. For the Brazilian business unit, sales volumes declined by 31 percent, with lower sales of commercial and industrial papers more than offsetting improvements in tobacco-related papers. The lower sales of commercial and industrial papers in Brazil were the result of a decision in mid-2001 to exit the printing and writing uncoated papers market in Brazil. Higher average selling prices, experienced in each of the three business units, had a positive $1.2 million impact on the net sales comparison.

Operating Profit

     Operating profit increased by $7.4 million in the three month period ended March 31, 2002 compared with the corresponding period of the preceding year, with improvement in each of the three business segments. Operating profit for the French business unit increased by $3.1 million as a result of higher sales volumes and lower per ton wood pulp and energy costs. Operating profit in Brazil increased by $2.5 million as a result of an improved mix of products sold, lower local business taxes, lower per ton wood pulp costs and somewhat higher average selling prices. Operating profit in the United States increased by $1.9 million as a result of improved mill operations and lower per ton wood pulp and purchased energy costs, partially offset by lower sales volumes. Operating costs at the U.S. mills were approximately $2.0 million favorable compared with the same quarter of the prior year, as the construction phase of the banded cigarette paper project at the Spotswood, New Jersey mill was completed at the end of 2001, enabling the mill to focus on improving operations. Improvements were also realized at the Lee, Massachusetts and Ancram, New York mills. Lower per ton wood pulp costs in all three business segments lowered operating expenses by a total of $5.3 million, although this benefit was partially offset by certain contractual selling price reductions related to the decline in per ton wood pulp costs. Purchased energy costs improved by approximately $0.4 million in the quarter compared with the same period of the prior year as the effects of lower energy rates in France and in the United States were partially offset by increased electricity rates in Brazil. Nonmanufacturing expenses increased by $0.3 million during the quarter as a result of increased selling expense in France and higher general expense caused primarily by increased compensation and benefit costs.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Non-Operating Expenses

     Interest expense was lower by $0.2 million for the three month period ended March 31, 2002 compared with the corresponding period of the preceding year. Favorable effects of lower average interest rates and lower average amounts of debt outstanding were partially offset by a lesser amount of interest capitalized to capital projects in the 2002 period than during the comparable period of 2001. Other income, net consisted primarily of interest income, royalty income and foreign currency transaction gains and losses in each of the periods presented.

Income Taxes

     The effective income tax rate for the three month period ended March 31, 2002 was 34.2 percent compared with 36.6 percent for the corresponding period of 2001. The effective income tax rate for the three month period of 2002 benefited from a decrease in the French corporate income tax rate from 36.3 percent for 2001 to 35.3 percent for 2002 and from increased profitability in Brazil which has the Company’s lowest income tax rate.

Liquidity and Capital Resources

	Three Months Ended March 31,

	(U.S. $ in millions)
Cash Provided by (Used for):	2002	2001

Operations	$9.3	$24.6
Changes in operating working capital	(7.8)	(8.4)
Advance payments from customers	—	21.0
Capital spending	(2.9)	(19.4)
Changes in debt	(42.9)	0.6

     The Company’s primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. While quarterly fluctuations occur, the Company’s annual cash flow from operations has been relatively stable historically, reflecting typically consistent demand for its products. The Company’s annual cash flow from operations in each of the last five years has exceeded its requirements for capital spending and dividends to stockholders by at least $15 million.

     The Company’s net cash provided by operations decreased from $24.6 million to $9.3 million for the three months ended March 31, 2001 compared with March 31, 2002, primarily due to $21.0 million obtained in the 2001 period from advance payments from customers for future product purchases for which the Company recorded deferred revenue, which is being amortized into net sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of future product sales. Changes in operating working capital contributed unfavorably to cash flow by $7.8 million and $8.4 million in the three month periods ended March 31, 2002 and 2001, respectively, due in each period primarily to a decrease in accounts payable, as well as an increase in inventories in the 2002 period.

     During the first three months of 2002, no single capital project accounted for more than $0.3 million of capital spending. Capital spending in the three month period ended March 31, 2001 included $15.3 million toward the implementation of the banded cigarette paper project at the Spotswood mill.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

     Effective January 31, 2002, the Company entered into a new unsecured credit facility with a group of banks (“Credit Agreement”) refinancing the amounts outstanding under its former credit agreement that consisted of term loan and 364-day revolver facilities. The Credit Agreement includes five-year revolving loan facilities totaling up to $45 million and 50 million euros and 364-day revolving loan facilities totaling up to $15 million and 20 million euros. The terms of the Credit Agreement are similar to the former credit agreement, except that it (i) provides for five-year revolving loans in place of term loan facilities, which gives the Company the flexibility to utilize cash balances to pay down the five-year revolving loans and subsequently draw on those facilities again when needed, (ii) provides somewhat higher available amounts for euro borrowings, (iii) extends the maturities of the five-year revolvers to January 31, 2007 and (iv) renews the Company’s 364-day revolving loan facilities to January 30, 2003.

     Under the Credit Agreement, interest rates are based on the London interbank offered rate for U.S. dollar deposits (“LIBOR”) for the U.S. dollar borrowings and the euro zone interbank offered rate for euro deposits (“EURIBOR”) for the euro borrowings plus either (a) for 364-day revolver borrowings, applicable margin of either 0.65 percent per annum or 0.75 percent per annum, or (b) for five-year revolver borrowings, applicable margin of either 0.70 percent per annum or 0.80 percent per annum. The applicable margin is determined in each instance by reference to the Company’s Net Debt to Equity Ratio (as defined in the Credit Agreement).

     The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company maintain certain defined financial ratios (as disclosed in Note 5 to the Company’s Consolidated Financial Statements in its 2001 Annual Report on Form 10-K, wherein the Credit Agreement is more fully described). The Company does not currently anticipate any change in business conditions of a nature that would cause the Company to violate its covenants under the Credit Agreement.

     On January 31, 2002, the Company repaid the full amounts outstanding under its old credit agreement which consisted of U.S. and French term loan facilities ($45 million and 38.1 million euros, respectively) and borrowed $30 million under the Credit Agreement utilizing a five-year U.S. dollar revolver and 15 million euros under a five-year euro revolver. Prior to March 31, 2002, the Company repaid 10 million euros under the five-year revolvers, leaving balances of $30 million and 5 million euros as of March 31, 2002.

     During the first quarter of 2001, the Company entered into interest rate swap agreements to fix the variable rate component of certain of its variable rate long-term debt. The combination of these interest rate swap agreements began with a notional amount of $45 million, which declined to $30 million effective January 31, 2002, and declines again to $15 million effective July 31, 2002 through the remainder of the contract terms ending January 31, 2003. These interest rate swap agreements fix the LIBOR at 5.42 percent. This had the effect of fixing the Company’s interest rate including margin at 5.72 percent on $45 million of its debt through January 31, 2002, the effective date of its new credit facilities, 6.12 percent on $30 million of its debt from February 1, 2002 through July 31, 2002, and 6.12 percent on $15 million of its debt from August 1, 2002 through January 31, 2003. These interest rate swap contracts were designated as cash flow hedges and qualified for short-cut method treatment under SFAS No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” As such, the Company assumed there was no ineffectiveness of these hedge contracts, and accordingly, no gain or loss was recorded in the income statement relative to the changes in fair value of these interest rate swap contracts, but instead the changes in fair value of the contracts were reflected in other comprehensive income (loss). There were no other interest rate-related derivative contract agreements entered into by the Company during 2001 or to-date in 2002.

     On April 25, 2002, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on June 10, 2002 to stockholders of record on May 13, 2002.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

     The Company has declared and paid quarterly dividends of fifteen cents per share since the second quarter of 1996. Management currently expects to continue this level of quarterly dividend. None of the Credit Agreement covenants, under normal business conditions, materially limit the Company’s ability to pay such dividends, and the Company does not currently anticipate any change in business conditions of a nature that would cause future restrictions on dividend payments as a result of its need to maintain these financial ratios.

     Also on April 25, 2002, the Company announced that a project was authorized to install a new reconstituted tobacco leaf (“RTL”) production line at the Spay, France mill of LTR Industries, S.A. (“LTRI”), the Company’s 72 percent indirectly owned French subsidiary. The project is subject to required routine French administrative approvals. This capital project, expected to total approximately $59 million, will provide for a third RTL production line and supporting equipment with anticipated annual production capacity of approximately 33,000 metric tons, which will increase the total annual production capacity at the Spay mill to approximately 80,000 metric tons. Construction of the new production line is expected to commence during the third quarter of 2002, with start-up anticipated during the first quarter of 2004. Capital spending for the project is currently expected to total approximately $15 million in 2002, $40 million in 2003 and $4 million in 2004. Funding for the project is expected to come from the Company’s internally generated funds and existing bank credit facilities.

     The Company’s ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, stockholder dividends and working capital. Other than expenditures associated with capital projects, the Company had no material outstanding commitments as of March 31, 2002.

     The Company believes its cash flow from operations, together with borrowings available under its revolving credit and other credit facilities, will be sufficient to fund its ongoing cash requirements.

New Accounting Standards

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method of accounting. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations ceases upon adoption of SFAS No. 142. The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of these new accounting standards had no material effect on the Company’s financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Although SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, it retains most of the concepts of that standard, except that it eliminates the requirement to allocate goodwill to long-lived assets for impairment testing purposes and it requires that a long-lived asset to be abandoned or exchanged for a similar asset be considered held and used until it is disposed, i.e. the depreciable life should be revised until the asset is actually abandoned or exchanged. Also, the new standard includes the basic provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business, where that component can be clearly distinguished from the rest of the entity. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of this new accounting standard had no material effect on the Company’s financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)

Outlook

     The markets for the Company’s products are expected to remain relatively stable through the remainder of 2002. Cigarette production in the United States is expected to continue to decline as a result of declines in domestic cigarette consumption and exports of cigarettes manufactured in the United States. Sales volumes of tobacco-related papers of the Company’s U.S. business segment appear to have somewhat stabilized as the negative impact of lower U.S. cigarette production is being partially offset by the Company’s increased market share within the North American market. For the French business segment, trends of improvement are expected to continue in tobacco-related paper sales in several key markets. Sales of tobacco-related papers within the Brazilian market appear to be relatively stable, and the Company’s Brazilian business continues to benefit from increased sales to Latin American countries outside of Brazil.

     The Company’s Brazilian business is expected to experience a decline in its net sales in the second quarter of 2002, as it did in the first quarter, compared with the comparable period of 2001 as a result of a decision in mid-2001 to exit the Brazilian printing and writing uncoated papers market. Without the sale of the marginally profitable printing and writing uncoated papers, an improved mix of products sold and better operating results are expected in 2002 as a result of the restructuring of the Brazilian operations.

     The Company’s average selling prices were somewhat higher in the first quarter of 2002 compared with the comparable period of 2001 and are expected to be fairly stable during the remainder of 2002, although the current level of per ton wood pulp costs and the strong U.S. dollar versus the euro and other foreign currencies continue to exert some pressure on the Company’s selling prices, limiting the Company’s ability to implement price increases since several competitors have cost structures that are based upon those weaker currencies.

     The per ton cost of wood pulp appears to be near the bottom of the pulp price cycle. Cost of products sold in the second quarter of 2002 is expected to benefit from lower per ton wood pulp costs compared with the comparable period of the prior year. During the second half of 2002, per ton wood pulp costs are expected to be approximately the same as or slightly above the level of the comparable period of the prior year.

     In the first quarter of 2002, the Company’s energy costs in France and in the United States were lower than in the comparable period of 2001, while electricity rates were higher in Brazil. The Company expects this trend to continue for the remainder of 2002. The Company expects its energy costs overall to be lower in 2002 than in 2001, although this benefit is expected to be largely offset by higher insurance expenses, primarily property insurance, and increased compensation and benefit costs, including higher medical and pension expenses.

     During the fourth quarter of 2001, the Company completed the construction phase of the banded cigarette paper project to modify certain of the Company’s paper machines and related manufacturing equipment at the Company’s Spotswood mill to produce commercial quantities of a new proprietary banded cigarette paper for Philip Morris. The banded cigarette paper project had a negative impact on 2001 financial results because of additional expenses associated with its implementation. Additional expenses are being incurred during 2002 related to additional process checkouts, machine trials and product qualification, however, Spotswood mill operating costs are expected to improve in 2002 compared with 2001.

     In recent years, certain governmental entities in the United States have considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when cigarettes are not being actively smoked. The State of New York enacted a law directing that such a set of requirements be implemented beginning in mid-2003. Legislation was proposed in the U.S. Congress

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

during April 2002 for the development of a national standard for reduced ignition propensity cigarettes. Cigarette manufacturers are in varying stages of development of cigarettes having such characteristics and have not finalized their plans. While the joint development effort by the Company and Philip Morris of banded cigarette paper was undertaken in advance of legislative initiatives, this product may make a cigarette less likely to ignite certain fabrics. The Company’s banded cigarette paper project is expected to benefit future periods, although it is not expected to result in a significant increase in the production and sale of banded cigarette paper during 2002. In addition to banded cigarette paper, the Company is actively involved in the development of a print-banded reduced fire risk technology based on a number of patents it holds or sublicenses concerning that technology and has taken steps to make limited commercial capacity available for this product.

     The Company’s current collective bargaining agreements expire at the Spotswood mill on June 15, 2002 and at the Lee mills on August 1, 2002. Finished product inventories are being increased as part of contingency planning requested by customers in advance of labor negotiations at these mills.

     The Company expects its consolidated effective income tax rate to be in the range of 34 to 35 percent for 2002 primarily as a result of a decline in the French corporate income tax rate from 36.3 percent for 2001 to 35.3 percent for 2002 and from increased profitability in Brazil which has the Company’s lowest income tax rate.

     Including capital spending associated with the RTL production expansion project at LTRI, the Company expects its capital spending to total approximately $40 million for full-year 2002 and approximately $60 million in 2003.

     During 2000, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock during the period January 1, 2001 through December 31, 2002 in an amount not to exceed $20 million. Through March 31, 2002, the Company had made no repurchases of its common stock under this program. As a result of the authorization of the RTL production line expansion at the Spay mill discussed above, purchases of the Company’s common stock are not likely during the remainder of 2002. However, to the extent that funds are available, the Company may consider purchases of Company stock during this period dependent upon various factors, including cash availability, the stock price and strategic opportunities.

Forward-Looking Statements

     Certain matters discussed in this report, particularly in the foregoing discussion regarding the “Outlook” of the Company, constitute forward-looking statements, generally identified by, but not limited to, phrases such as “the Company expects” or “the Company anticipates”, as well as by use of words of similar effect, such as “appears”, “could”, “should”, “may” and “typically”. This report contains many such forward-looking statements, including statements regarding management’s expectations of future selling prices for the Company’s products, the Company’s anticipated market shares, future market prices for wood pulp used by the Company, expected sales volumes trends, expected banded cigarette paper sales volumes, new product introductions, mill operations, anticipated energy, compensation, benefit and insurance costs, anticipated financial and operational results, anticipated capital spending, RTL production capacity, amount of internally generated funds, available bank credit facility borrowing capacity, anticipated effective tax rate, anticipated tax and other governmental actions, contingencies, anticipated common stock share repurchases and other expected transactions of the Company. Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the results of the Company will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates. The above-mentioned important factors, among others, in

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual results for 2002 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. In addition to those mentioned above, certain factors that could cause the Company’s future results to differ materially from those expressed in any such forward-looking statements are discussed in the Company’s 2001 Annual Report on Form 10-K, Part II, Item 7, under the headings “Critical Accounting Policies” and “Factors That May Affect Future Results.”

PART II — OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

15.	Independent Accountants' Report, dated April 17, 2002 from
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

Schweitzer-Mauduit International, Inc. (Registrant)

By: /s/ PAUL C. ROBERTS	By: /s/ WAYNE L. GRUNEWALD

Paul C. Roberts Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)	Wayne L. Grunewald Controller (principal accounting officer)

May 10, 2002	May 10, 2002

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended March 31, 2002

INDEX TO EXHIBITS

Exhibit Number		Description

15.	—	Independent Accountants' Report, dated April 17, 2002 from Deloitte & Touche LLP to Schweitzer-Mauduit International, Inc.

23.	—	Independent Accountants' Consent.