Form 10-Q
period 2002-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2002-08-09
CIK 1000623

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ............. to .....................

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

As of July 31, 2002, 14,939,531 shares of the Corporation’s common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
U.S. $ in millions, except per share amounts
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2002	2001	2002	2001

Net Sales	$125.5	$125.3	$247.9	$249.4
Cost of products sold	98.3	98.3	193.5	202.9

Gross Profit	27.2	27.0	54.4	46.5
Selling expense	5.1	5.4	9.9	10.0
Research expense	1.6	1.9	3.5	3.9
General expense	5.6	5.2	10.9	10.3
Restructuring Charge (See Note 8)	—	4.6	—	4.6

Operating Profit	14.9	9.9	30.1	17.7
Interest expense	(1.0)	(1.1)	(2.1)	(2.4)
Other income, net	0.4	0.5	0.9	1.1

Income Before Income Taxes and Minority Interest	14.3	9.3	28.9	16.4
Provision for income taxes	4.9	3.6	9.9	6.2

Income Before Minority Interest	9.4	5.7	19.0	10.2
Minority interest in earnings of subsidiaries	1.1	1.0	2.1	1.7

Net Income	$8.3	$4.7	$16.9	$8.5

Net Income per Common Share:
Basic	$.56	$.33	$1.14	$.58

Diluted	$.54	$.32	$1.11	$.57

Cash Dividends Declared per Common Share	$.15	$.15	$.30	$.30

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
U.S. $ in millions, except per share amounts
(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$5.8	$50.9
Accounts receivable	81.6	74.5
Inventories	72.3	62.7
Current income tax refunds receivable	1.6	0.3
Deferred income tax benefits	4.1	3.0
Prepaid expenses	4.0	2.3

Total Current Assets	169.4	193.7

Gross Property	534.3	509.5
Less accumulated depreciation	241.4	221.9

Net Property	292.9	287.6

Noncurrent Deferred Income Tax Benefits	0.9	1.3

Deferred Charges and Other Assets	14.8	15.3

Total Assets	$478.0	$497.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$3.8	$41.4
Other short-term debt	7.5	5.1
Accounts payable	40.8	44.1
Accrued expenses	49.2	48.8
Current deferred revenue	5.7	6.1

Total Current Liabilities	107.0	145.5

Long-Term Debt	47.1	56.4

Noncurrent Deferred Income Tax Liabilities	23.1	15.4

Noncurrent Deferred Revenue	50.8	53.1

Other Noncurrent Liabilities	43.8	41.5

Minority Interest	9.5	6.5

Contingencies (See Notes 4 and 5)
Stockholders’ Equity
Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued	—	—
Common Stock -$.10 par value - 100,000,000 shares authorized, 16,078,733 shares issued at both June 30, 2002 and December 31, 2001 (14,938,895 and 14,835,984 shares outstanding at June 30, 2002 and December 31, 2001, respectively)	1.6	1.6
Additional paid-in capital	60.9	60.6
Common stock in treasury, at cost - 1,139,838 and 1,242,749 shares at June 30, 2002 and December 31, 2001, respectively	(18.1)	(19.8)
Retained earnings	203.3	190.9
Unearned compensation	(0.6)	(0.5)
Accumulated other comprehensive loss	(50.4)	(53.3)

Total Stockholders’ Equity	196.7	179.5

Total Liabilities and Stockholders’ Equity	$478.0	$497.9

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. $ in millions, except per share amounts
(Unaudited)

								Accumulated
	Common Stock Issued		Additional	Treasury Stock				Other
			Paid-In			Retained	Unearned	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Compensation	Income (Loss)	Total

Balance, December 31, 2000	16,078,733	$1.6	$60.5	1,288,471	$(20.5)	$175.3	$(0.3)	$(36.7)	$179.9
Net income for the six months ended June 30, 2001						8.5			8.5
Change in unrealized fair value of derivative instruments								(0.6)	(0.6)
Adjustments to unrealized foreign currency translation								(17.0)	(17.0)

Comprehensive loss									(9.1)
Dividends declared ($0.30 per share)						(4.5)			(4.5)
Restricted stock issuances			0.1	(20,000)	0.3		(0.4)		—
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(1,647)	0.1				0.1
Issuance of shares for options exercised	—	—	—	(22,800)	0.3	—	—	—	0.3

Balance, June 30, 2001	16,078,733	1.6	60.6	1,244,024	(19.8)	179.3	(0.6)	(54.3)	166.8
Net income for the six months ended December 31, 2001						16.0			16.0
Adjustments to minimum pension liability								(3.8)	(3.8)
Change in unrealized fair value of derivative instruments								(0.1)	(0.1)
Adjustments to unrealized foreign currency translation								4.9	4.9

Comprehensive income									17.0
Dividends declared ($0.30 per share)						(4.4)			(4.4)
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation	—	—	—	(1,275)	—	—	—	—	—

Balance, December 31, 2001	16,078,733	1.6	60.6	1,242,749	(19.8)	190.9	(0.5)	(53.3)	179.5
Net income for the six months ended June 30, 2002						16.9			16.9
Change in unrealized fair value of derivative instruments								0.4	0.4
Adjustments to unrealized foreign currency translation								2.5	2.5

Comprehensive income									19.8
Dividends declared ($0.30 per share)						(4.5)			(4.5)
Restricted stock issuances				(10,000)	0.2		(0.2)		—
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(1,311)	—				—
Issuance of shares for options exercised	—	—	0.3	(91,600)	1.5	—	—	—	1.8

Balance, June 30, 2002	16,078,733	$1.6	$60.9	1,139,838	$(18.1)	$203.3	$(0.6)	$(50.4)	$196.7

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
U.S. $ in millions
(Unaudited)

	For the six months
	ended June 30,

	2002	2001

Operations
Net income	$16.9	$8.5
Non-cash items included in net income:
Depreciation and amortization	13.0	10.8
Amortization of deferred revenue	(2.7)	—
Deferred income tax provision	5.5	2.0
Minority interest in earnings of subsidiaries	2.1	1.7
Other	1.3	1.6
Advance payments from customers	—	36.0
Changes in operating working capital	(22.6)	(10.7)

Cash Provided by Operations	13.5	49.9

Investing
Capital spending	(8.1)	(41.9)
Capitalized software costs	(0.6)	(0.4)
Other	(1.0)	(4.4)

Cash Used for Investing	(9.7)	(46.7)

Financing
Cash dividends paid to SWM stockholders	(4.5)	(4.5)
Cash dividends paid to minority owner	—	(3.4)
Changes in short-term debt	2.4	2.6
Proceeds from issuances of long-term debt	47.1	3.5
Payments on long-term debt	(95.7)	(3.5)
Proceeds from exercise of stock options	1.8	0.3

Cash Used for Financing	(48.9)	(5.0)

Decrease in Cash and Cash Equivalents	(45.1)	(1.8)
Cash and Cash Equivalents at Beginning of Period	50.9	23.6

Cash and Cash Equivalents at End of Period	$5.8	$21.8

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

     Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average numbers of common shares used in the calculations of basic net income per common share for the three and six month periods ended June 30, 2002 were approximately 14,850,200 and 14,820,500, respectively, and for the three and six month periods ended June 30, 2001 were approximately 14,776,000 and 14,768,600, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three and six month periods ended June 30, 2002 were approximately 15,357,500 and 15,243,500, respectively, and for the three and six month periods ended June 30, 2001 were approximately 14,993,800 and 14,975,000, respectively. Potential common shares are those related to stock options and restricted stock outstanding and directors’ accumulated deferred stock compensation during the respective periods. A reconciliation of the average number of common shares outstanding used in the calculations of basic and diluted net income per share follows (in 000’s):

	For the three months		For the six months
	ended June 30,		ended June 30,

	2002	2001	2002	2001

Average number of common shares outstanding	14,850.2	14,776.0	14,820.5	14,768.6
Dilutive effect of:
- stock options	436.6	160.8	352.8	150.0
- restricted stock	60.0	50.0	60.0	50.0
- directors’ deferred stock compensation	10.7	7.0	10.2	6.4

Average number of common and potential common shares outstanding	15,357.5	14,993.8	15,243.5	14,975.0

     Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods. The average number of share equivalents

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. $ in millions, except per share amounts

resulting from these anti-dilutive stock options not included in the computations of diluted net income per share for the three and six month periods ended June 30, 2002 were approximately 11,800 and 27,600, respectively, and for the three and six month periods ended June 30, 2001 were approximately 626,100 and 622,400, respectively.

Note 3.	Inventories

     The following schedule details inventories by major class:

	June 30,	December 31,
	2002	2001

At the lower of cost on the First-In, First-Out (FIFO) and weighted average methods or market:
Raw materials	$26.1	$26.9
Work in process	7.7	7.2
Finished goods	32.1	22.6
Supplies and other	12.3	11.7

	78.2	68.4
Excess of FIFO cost over Last-In, First-Out (LIFO) cost	(5.9)	(5.7)

Total	$72.3	$62.7

Note 4.	Environmental Matters

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

     The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company’s facilities in the United States, France, Brazil and Canada. For these purposes, the Company anticipates that it will incur capital expenditures of approximately $4 for full-year 2002 and approximately $2 in 2003, none of which is the result of environmental violations. The major projects included in these estimates are $3.2 to upgrade wastewater treatment facilities and $1.2 for installation of ink solvent treatment equipment, both in France. The foregoing capital expenditures are not expected to reduce the Company’s ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. $ in millions, except per share amounts

Note 5.	Legal Proceedings

     On December 27, 2000, the Company’s subsidiary in Brazil, Schweitzer-Mauduit do Brasil, S.A. (“SWM-B”), received two assessments from the tax authorities of the State of Rio de Janeiro, Brazil concerning Imposto sobre Circulação de Mercadorias e Serviços (“ICMS”), a form of value-added tax, consisting of unpaid ICMS taxes from January 1995 through November 2000, together with interest and penalties in the total amount of approximately $13.6, based on the foreign currency exchange rate at December 31, 2000 (collectively, the “Assessment”). The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. A portion of the Assessment, estimated at December 31, 2000 at approximately $6.9, related to tax periods that predated the Company’s acquisition of Companhia Industrial de Papel Pirahy (“Pirahy”), the predecessor in name to SWM-B, and is covered by an indemnification from the sellers of Pirahy (“Assessment 1”). The remainder of the Assessment pertains exclusively to periods that SWM-B owned the Pirahy mill (“Assessment 2”). While SWM-B is primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owner under the indemnification.

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

     Administrative appeals were filed on the Assessment, and in April 2001 and August 2001 decisions were rendered on these administrative appeals. The State of Rio de Janeiro tax authorities denied the appeal of Assessment 2 in its entirety and reduced the original amount of Assessment 1 by approximately $1.6 based on SWM-B’s argument that Assessment 1 covered periods barred by the applicable statute of limitations. Following these decisions at the administrative level, judicial actions to annul the tax and to enjoin enforcement of the Assessment pending adjudication were filed in Rio de Janeiro on behalf of SWM-B. The courts issued injunctions, which were upheld on appeal, against enforcement of the Assessment without the requirement for any bond or posting of other collateral by SWM-B, pending final determination of SWM-B’s action to annul the tax debts. SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, the final resolution of this matter will most likely entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years. Based on the foreign currency exchange rate at December 31, 2001, the Assessment totaled approximately $10.8 as of December 31, 2001, of which approximately $4.7 is covered by the above discussed indemnification. No liability has been recorded in the Company’s consolidated financial statements for the Assessment based on the Company’s evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

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

	For the three months ended
				% of Consolidated
	June 30,	June 30,	% Change
Net Sales	2002	2001	vs. 2001	2002	2001

United States	$44.3	$42.5	+4.2%	35.3%	33.9%
France	70.5	71.0	-0.7	56.2	56.7
Brazil	11.4	14.6	-21.9	9.1	11.7

Subtotal	126.2	128.1
Intersegment sales by:
France	(0.2)	(1.7)		(0.2)	(1.4)
Brazil	(0.5)	(1.1)		(0.4)	(0.9)

Consolidated	$125.5	$125.3	+0.2%	100.0%	100.0%

	For the three months ended
				% of Consolidated		% Return on Sales
	June 30,	June 30,	% Change
Operating Profit	2002	2001	vs. 2001	2002	2001	2002	2001

United States	$1.2	$2.0	-40.0%	8.1%	20.2%	2.7%	4.7%
France	13.4	12.8	+4.7	89.9	129.3	19.0	18.0
Brazil	2.1	(3.0)	N.M.	14.1	(30.3)	18.4	(20.5)
Unallocated expenses	(1.8)	(1.9)		(12.1)	(19.2)

Consolidated	$14.9	$9.9	+50.5%	100.0%	100.0%	11.9%	7.9%

N.M.	—	Not Meaningful.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. $ in millions, except per share amounts

	For the six months ended
				% of Consolidated
	June 30,	June 30,	% Change
Net Sales	2002	2001	vs. 2001	2002	2001

United States	$89.8	$87.2	+3.0%	36.2%	35.0%
France	136.9	136.3	+0.4	55.2	54.6
Brazil	23.6	29.6	-20.3	9.5	11.9

Subtotal	250.3	253.1
Intersegment sales by:
France	(0.9)	(1.8)		(0.3)	(0.7)
Brazil	(1.5)	(1.9)		(0.6)	(0.8)

Consolidated	$247.9	$249.4	-0.6%	100.0%	100.0%

	For the six months ended
				% of Consolidated		% Return on Sales
	June 30,	June 30,	% Change
Operating Profit	2002	2001	vs. 2001	2002	2001	2002	2001

United States	$3.2	$2.1	+52.4%	10.6%	11.9%	3.6%	2.4%
France	25.6	21.9	+16.9	85.1	123.7	18.7	16.1
Brazil	4.7	(2.9)	N.M.	15.6	(16.4)	19.9	(9.8)
Unallocated expenses	(3.4)	(3.4)		(11.3)	(19.2)

Consolidated	$30.1	$17.7	+70.1%	100.0%	100.0%	12.1%	7.1%

N.M.	—	Not Meaningful

			% of Consolidated
	June 30,	December 31,
Total Assets	2002	2001	2002	2001

United States	$205.8	$246.5	43.1%	49.5%
France	237.7	209.5	49.7	42.1
Brazil	35.2	42.4	7.4	8.5
Unallocated items and eliminations, net	(0.7)	(0.5)	(0.2)	(0.1)

Consolidated	$478.0	$497.9	100.0%	100.0%

     More than 50 percent of the Company’s assets and liabilities were outside of the United States, substantially all of which were in France or Brazil. The balance sheets of the Company’s foreign subsidiaries are translated at period-end currency exchange rates, and the differences from historical exchange rates are reflected in accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments. Favorable unrealized foreign currency translation adjustments during the six month period ended June 30, 2002 were primarily due to a stronger euro against the U.S. dollar, tempered by a stronger U.S. dollar against the Brazilian real, at June 30, 2002 versus December 31, 2001, which increased total assets in France and decreased total assets in Brazil at June 30, 2002. Total assets in the United States were lower at June 30, 2002 versus December 31, 2001 primarily due to reduced cash from repayment of bank debt.

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

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company’s financial statements for the period beginning January 1, 2003, with earlier application encouraged. The Company expects no material effect on its financial statements as a result of this new accounting standard.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Although SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, it retains most of the concepts of that standard, except that it eliminates the requirement to allocate goodwill to long-lived assets for impairment testing purposes and it requires that a long-lived asset to be abandoned or exchanged for a similar asset be considered held and used until it is disposed, i.e. the depreciable life should be revised until the asset is actually abandoned or exchanged. Also, the new standard includes the basic provisions of Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business, where that component can be clearly distinguished from the rest of the entity. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of this new accounting standard had no material effect on the Company’s financial statements.

Note 8.	Restructuring Charge

     In the second quarter of 2001, the Company recorded a pre-tax charge of $4.6 related to changes in business conditions of the Company’s Brazilian business and the resulting decision to exit the printing and writing uncoated papers market in Brazil and shut down one of its paper machines and associated equipment. Non-cash write-downs of equipment represented $4.1 of the second quarter 2001 pre-tax charge. The balance of the second quarter 2001 charge was primarily for write-downs of related spare parts and machine clothing.

     In addition, after determining which employees would be affected and providing notice to such affected employees, the Company recorded a further pre-tax charge of $0.5 in the third quarter of 2001, primarily related to employee termination and severance costs incurred by the Company’s Brazilian business as a result of the decisions to exit the printing and writing uncoated papers market in Brazil and to shut down one of its paper machines.

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

Results of Operations

Net Sales

     Net sales increased by $0.2 million in the three month period ended June 30, 2002 compared with the corresponding period of the preceding year. This increase was a result of favorable changes in currency exchange rates, largely offset by reduced sales volumes and lower average selling prices. Effects of changes in currency exchange rates increased net sales by $1.6 million as a result of a weaker U.S. dollar versus the euro, partially offset by a stronger U.S. dollar versus the Brazilian real, compared with the same quarter of the prior year. The Company’s total worldwide sales volumes declined by five percent in the quarter compared with the same quarter of the prior year. Reduced sales volumes had an unfavorable $0.8 million impact on the net sales comparison as the unfavorable impact of lower sales of commercial and industrial papers more than offset the favorable impact of increased sales of tobacco-related papers. For the Brazilian business unit, sales volumes declined by 33 percent, primarily due to lower sales of commercial and industrial papers as the result of a decision in mid-2001 to exit the printing and writing uncoated papers market in Brazil. For the French business unit, sales volumes were essentially unchanged. Sales volumes for the quarter increased at the U.S. business unit by 10 percent, with increased sales of tobacco-related papers partially offset by lower sales of commercial and industrial papers. Lower average selling prices in the quarter unfavorably impacted the net sales comparison by $0.6 million, primarily attributable to selling price reductions in the Company’s U.S. business unit related to the decline in per ton wood pulp costs.

     Net sales decreased by $1.5 million in the six month period ended June 30, 2002 compared with the corresponding period of the preceding year. This decrease was a result of unfavorable changes in currency exchange rates, partially offset by changes in sales volumes and somewhat higher average selling prices. Effects of changes in currency exchange rates reduced net sales by $2.7 million as a result of a stronger U.S. dollar versus the euro and the Brazilian real compared with the same period of the prior year. The Company’s total worldwide sales volumes declined by four percent in the six month period compared with the same period of the prior year. Changes in sales volumes, however, had a positive $0.6 million impact on the net sales comparison as increased sales of tobacco-related papers more than offset the unfavorable impact of lower sales of commercial and industrial papers. For the French business unit, sales volumes increased by four percent, with higher sales of both tobacco-related papers and reconstituted tobacco leaf products. Sales volumes for the six month period increased at the U.S. business unit by two percent as a result of increased sales of tobacco-related papers. For the Brazilian business unit, sales volumes declined by 32 percent, primarily as a result of lower sales of commercial and industrial papers. The lower sales of commercial and industrial papers in Brazil were the result of a decision in mid-2001 to exit the printing and writing uncoated papers market in Brazil. Somewhat higher average selling prices in the French and Brazilian business units more than offset lower average selling prices experienced in the U.S. business unit, having a positive $0.6 million impact on the net sales comparison. Lower average selling prices were experienced in the Company’s U.S. business unit, primarily attributable to selling price reductions related to the decline in per ton wood pulp costs.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Operating Profit

     Operating profit increased by $5.0 million in the three month period ended June 30, 2002 compared with the corresponding period of the preceding year. The second quarter of 2001 included a restructuring charge of $4.6 million recorded by the Company’s Brazilian business (see “Brazilian Restructuring” below). In addition to the favorable impact of the prior-year restructuring charge on the operating profit comparison, the improvement in operating profit was attributable to increased U.S. sales volumes, an improved mix of products sold in Brazil, a decline in the per ton cost of wood pulp and lower purchased energy costs, largely offset by inflationary cost increases and expenses incurred related to a strike at the Company’s Spotswood, New Jersey mill.

     The hourly employees at the Spotswood mill initiated a strike on June 24, 2002 following the expiration of their previous five-year collective bargaining agreement on June 15, 2002. The Company utilized salary employees from its various U.S. locations as well as some replacement employees to start-up the mill during the strike and operated the mill successfully under a reduced machine schedule. A new collective bargaining agreement was ratified by the Spotswood hourly employees on July 26, 2002. Utilizing finished product inventories, which had been increased above normal levels as part of contingency planning in advance of the labor negotiations, and product produced during the strike, as well as the ability to source product for the North American market from both its French and Brazilian operations, the Company was able to satisfy all of its customers’ requirements during the strike. Due primarily to unabsorbed fixed costs and initially lower productivity following start-up of the mill by the team of salary and replacement employees, the strike had an unfavorable pre-tax impact of approximately $1 million during June 2002.

     Operating profit in Brazil increased by $5.1 million, with the prior-year restructuring charge accounting for $4.6 million of the improvement. Operating profit in Brazil also benefited from an improved mix of products sold, higher average selling prices, lower per ton wood pulp costs and a decline in nonmanufacturing expenses. Operating profit for the French business unit increased by $0.6 million as a result of lower per ton wood pulp and purchased energy costs, partially offset by a less favorable sales mix and inflationary cost increases. Operating profit in the United States decreased by $0.8 million as a result of lower average selling prices and the impact of the strike at the Spotswood mill, partially offset by the favorable effects of higher production and sales volumes, improved mill operations and lower per ton wood pulp and purchased energy costs.

     Lower per ton wood pulp costs in all three business segments reduced operating expenses by a total of $2.9 million, although this benefit was partially offset by certain contractual selling price reductions related to the decline in per ton wood pulp costs. Purchased energy costs declined by approximately $1.2 million in the quarter compared with the same period of the prior year as lower energy rates were experienced in both France and the United States. Nonmanufacturing expenses decreased by $0.2 million during the quarter primarily as a result of a decline in selling expense in France and lower research expense in Brazil.

     Operating profit increased by $12.4 million in the six month period ended June 30, 2002 compared with the corresponding period of the preceding year, with improvement in each of the three business segments. Operating profit in Brazil increased by $7.6 million as a result of the prior-year restructuring charge, lower per ton wood pulp costs, an improved mix of products sold, lower local business taxes and somewhat higher average selling prices. Operating profit for the French business unit increased by $3.7 million as a result of higher sales volumes, lower per ton wood pulp and energy costs and slightly higher average selling prices, partially offset by inflationary cost increases. Operating profit in the United States increased by $1.1 million as a result of higher sales volumes, lower per ton wood pulp and purchased energy costs and improved mill operations, partially offset by the impact of the Spotswood strike. Lower per ton wood pulp costs in all three business segments reduced operating expenses by a total of $8.2 million, although this benefit was partially offset by certain contractual selling price reductions related to the decline in per ton wood pulp costs. Purchased energy costs declined by approximately $1.6 million in the six month period as the effects of

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

     lower energy rates in France and the United States were partially offset by increased electricity rates in Brazil. Nonmanufacturing expenses increased by $0.1 million during the six month period primarily as a result of increased general expense in France.

Brazilian Restructuring

     The Brazilian printing and writing uncoated papers market had shown weakness in late 2000 and through the first half of 2001 resulting in pressure on operating margins. Beginning in January 2001, the Company also reduced its sales of certain grades of these papers that had been negatively impacted by ICMS, a form of value-added business tax. In addition, in late May 2001, the Brazilian government enacted an electricity rationing program which mandated a 25 percent reduction in electricity consumption by the paper industry in the most populated and industrialized regions of Brazil. In response to the Brazilian government’s electricity reduction directive, the Company’s Brazilian business implemented an electricity reduction program; however, to achieve the 25 percent reduction, it was necessary to institute production curtailments. Machine downtime was taken to reduce production of the Company’s least profitable products. The printing and writing uncoated papers business had been the least profitable product line in Brazil while also being the largest energy user.

     As a result of these business conditions, the Company made a decision during the second quarter of 2001 to exit the printing and writing uncoated papers business in Brazil, which permitted the Company’s Brazilian operations to comply with the government’s electricity rationing program and to better focus on and service its other more profitable product lines. This plan to restructure its Brazilian operations resulted in the Company recording a pre-tax charge in the second quarter of 2001 of $4.6 million, primarily for the non-cash write-down of assets related to the printing and writing uncoated papers business. An additional pre-tax charge of $0.5 million was recorded in the third quarter of 2001, primarily related to employee termination and severance costs, after determining which employees would be affected and providing notice to such affected employees.

Non-Operating Expenses

     Interest expense was lower by $0.1 million and $0.3 million for the three and six month periods ended June 30, 2002, respectively, compared with the corresponding periods of the preceding year. Favorable effects of lower average interest rates and lower average amounts of debt outstanding were partially offset by a lesser amount of interest capitalized to capital projects in the 2002 periods than during the comparable periods of 2001. Other income, net consisted primarily of interest income, royalty income and foreign currency transaction gains and losses in each of the periods presented.

Income Taxes

     The effective income tax rates for the three and six month periods ended June 30, 2002 were both 34.3 percent compared with 38.7 percent and 37.8 percent for the respective corresponding periods of 2001. The effective income tax rates for the three and six month periods of 2002 benefited from a decrease in the French corporate income tax rate from 36.3 percent for 2001 to 35.3 percent for 2002 and from increased profitability in Brazil which has the Company’s lowest income tax rate.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

	Six Months Ended June 30,

	(U.S. $ in millions)
Cash Provided by (Used for):	2002	2001

Operations	$13.5	$49.9
Changes in operating working capital	(22.6)	(10.7)
Advance payments from customers	—	36.0
Capital spending	(8.1)	(41.9)
Changes in debt	(46.2)	2.6

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

     The Company’s net cash provided by operations decreased from $49.9 million for the six months ended June 30, 2001 to $13.5 million for the six months ended June 30, 2002, primarily due to $36.0 million obtained in the 2001 period from advance payments from customers for future product purchases for which the Company recorded deferred revenue, which is being amortized into net sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of future product sales. Changes in operating working capital contributed unfavorably to cash flow by $22.6 million and $10.7 million in the six month periods ended June 30, 2002 and 2001, respectively, due in each period primarily to a decrease in accounts payable and an increase in inventories, as well as an increase in accounts receivable in the 2002 period. The Company typically experiences seasonal variations such that operating working capital increases during the first half of each year and decreases in the latter half of each year. The increase in working capital in the 2002 period was exacerbated by the Company’s building of inventory in the United States in advance of labor negotiations as well as a higher than normal level of capital project activity in the latter months of the prior year, part of which was reflected in the December 31, 2001 accounts payable balance.

     Following a strike that began June 24, 2002, hourly employees at the Company’s Spotswood cigarette paper mill ratified a new collective bargaining agreement on July 26, 2002. Hourly employees began to return to work on July 28, 2002 and the mill was fully operational by the end of July. The term of the new agreement is through July 28, 2004.

     The collective bargaining agreement at the Company’s Lee, Massachusetts mills expired July 31, 2002; however, the Company and the union’s bargaining committee continue to negotiate a new agreement and no notice of strike has been given. The Company believes that employee and union relations are positive, although there is no certainty as to the outcome of these negotiations.

     Additionally, during the second quarter of 2002, new collective bargaining agreements were signed at the Company’s Saint-Girons, France mill and at the Company’s Pirahy mill in Santanesia, Brazil, effective through April 30, 2004 and May 31, 2003, respectively.

     Except for the Lee mills discussed above, collective bargaining agreements are now in place effective at least through the remainder of 2002 at all of the Company’s mills, with respective agreements scheduled to expire on February 28, 2003 in Spay, France, on December 31, 2003 in both Malaucene and Quimperle, France and on September 30, 2004 in Ancram, New York.

     During the first six months of 2002, no single capital project accounted for more than $0.6 million of capital spending. Capital spending in the six month period ended June 30, 2001 included $35.0 million toward the implementation of the banded cigarette paper project at the Spotswood mill.

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

     On January 31, 2002, the Company repaid the full amounts outstanding under its old credit agreement which consisted of U.S. and French term loan facilities ($45 million and 38.1 million euros, respectively) and borrowed $30 million under the Credit Agreement utilizing a five-year U.S. dollar revolver and 15 million euros under a five-year euro revolver. Through June 30, 2002, the Company repaid 15 million euros under the five-year revolvers, leaving no outstanding balance under the five-year euro revolver and a balance of $30 million as of June 30, 2002 under the five-year U.S. dollar revolver.

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

     On July 25, 2002, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on September 9, 2002 to stockholders of record on August 12, 2002.

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

     On April 25, 2002, the Company announced that a project was authorized to install a new reconstituted tobacco leaf (“RTL”) production line at the Spay, France mill of LTR Industries, S.A. (“LTRI”), the Company’s 72 percent indirectly owned French subsidiary. This capital project, expected to total approximately $59 million, will provide for a third RTL production line and supporting equipment with anticipated annual production capacity of approximately 33,000 metric tons, which will increase the total annual production capacity at the Spay mill to approximately 80,000 metric tons. Work began on the project during the second quarter, with start-up of the new production line anticipated during the first quarter of 2004. Capital spending for the project is currently expected to total approximately $10 million in 2002, $40 million in 2003 and the remainder in 2004. Funding for the project is expected to come from the Company’s internally generated funds and existing bank credit facilities.

     During 1998, Papeteries de Mauduit S.A.S. (“PdM”), a wholly-owned indirect French subsidiary of the Company, entered into an agreement with one of its vendors in connection with PdM’s purchases of calcium carbonate, a raw material used in the manufacturing of some paper products. The vendor agreed to construct and operate an on-site plant at the Quimperle, France mill at a capital cost of approximately 40 million French franc ($6.0 million at the June 30, 2002 exchange rate). If PdM buys less than the minimum purchase commitments under the agreement, for reasons not permitted under the agreement, the vendor can terminate the contract and require PdM to pay the vendor the then net book value of the building and equipment, determined using a straight-line method of depreciation over the life of the agreement, which amount was approximately $4.5 million at June 30, 2002, as well as costs to dismantle the mill and severance pay for the employees, together estimated at approximately $0.4 million. During the first six months of 2002, PdM determined that the slurry form calcium carbonate produced by the on-site plant was causing variations in some of its products. The agreement provides generally that use of the slurry-form calcium carbonate will not have a notable effect on PdM’s products compared to their production using the dry form of calcium carbonate provided by the same vendor. As a result of the product variation it was detecting, PdM purchased less than the minimum purchase commitments of slurry-form calcium carbonate produced by the on-site plant and substituted dry form calcium carbonate from the same vendor in its place. The on-site plant continues to operate and supply a portion of PdM’s calcium carbonate requirements and PdM is working with the vendor to develop alternative solutions to address the quality issues associated with calcium carbonate produced by the on-site plant. While the outcome is uncertain, the Company currently expects an amicable resolution to this matter.

     The Company’s ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, stockholder dividends and working capital. Other than expenditures associated with capital projects, the Company had no material outstanding commitments as of June 30, 2002.

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

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company’s financial statements for the period beginning January 1, 2003, with earlier application encouraged. The Company expects no material effect on its financial statements as a result of this new accounting standard.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Although SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, it retains most of the concepts of that standard, except that it eliminates the requirement to allocate goodwill to long-lived assets for impairment testing purposes and it requires that a long-lived asset to be abandoned or exchanged for a similar asset be considered held and used until it is disposed, i.e. the depreciable life should be revised until the asset is actually abandoned or exchanged. Also, the new standard includes the basic provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business, where that component can be clearly distinguished from the rest of the entity. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of this new accounting standard had no material effect on the Company’s financial statements.

Outlook

     The markets for the Company’s products are expected to remain relatively stable through the remainder of 2002. Cigarette production in the United States is expected to continue to decline as a result of lower domestic cigarette consumption. Sales volumes of tobacco-related papers of the Company’s U.S. business segment appear to have somewhat stabilized as the negative impact of lower U.S. cigarette production is being partially offset by the Company’s increased market share within the North American market. For the French business segment, trends of improvement are expected to continue in tobacco-related paper sales in several key markets. Sales of tobacco-related papers within the Brazilian market appear to be relatively stable, and the Company’s Brazilian business continues to benefit from increased sales to Latin American countries outside of Brazil.

     Net sales of the Company’s Brazilian business are expected to be relatively stable in the second half of 2002 compared with the comparable period of 2001, although an unfavorable impact is still expected in the third quarter as a result of exiting the printing and writing uncoated papers market in Brazil in mid-2001. Without the sale of the marginally profitable printing and writing uncoated papers, an improved mix of products sold and better operating results are expected for full-year 2002 compared with 2001 as a result of the restructuring of the Brazilian operations.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

     In July 2002, the Company was advised by Souza Cruz S.A., SWM-B’s largest customer, that the exclusive supply agreements for tobacco-related papers and for coated papers will not be renewed under their existing terms. The current agreements are scheduled to expire in February 2004, at which point, in accordance with the terms of the respective contracts, phase-out periods would commence. Although this notification was necessary in order for the tobacco-related papers agreement to not automatically renew for an additional three-year term, the Company believes it is the expectation of both parties to maintain a mutually beneficial commercial relationship.

     The recent strengthening of the euro versus the U.S. dollar should have a positive impact on the Company’s reported net sales in future periods but is not expected to have an immediate impact on the Company’s profitability. The benefits of translating the Company’s French business unit’s financial results into U.S. dollars at a more favorable exchange rate are offset by the decline in profit margin in France for sales that are denominated in U.S. dollars. Continued strengthening of the euro should, however, support a firming of industry sales pricing in the future.

     The per ton cost of wood pulp appears to have reached the bottom of the pulp price cycle, and during the second half of 2002, per ton wood pulp costs are expected to be somewhat above the level of the comparable period of the prior year.

     In the first half of 2002, the Company’s energy costs in France and in the United States were lower than in the comparable period of 2001, while electricity rates were somewhat higher in Brazil. The Company expects this trend to continue for the remainder of 2002. The Company expects its energy costs overall to be lower in 2002 than in 2001, although this benefit is expected to be largely offset by higher insurance expenses, primarily property insurance, and increased compensation and benefit costs, including higher medical and pension expenses.

     The strike at the Company’s Spotswood mill unfavorably impacted second quarter 2002 pre-tax results by approximately $1 million, or $.04 per share. By the end of July 2002 a new collective bargaining agreement had been signed and the mill was again fully operational. The unfavorable pre-tax impact of the strike in the third quarter of 2002 is expected to be approximately $2 million, which would reduce net income by approximately $1.2 million, or approximately $.08 per share.

     As discussed above, the collective bargaining agreement at the Company’s Lee mills expired July 31, 2002; however, the Company and the union’s bargaining committee continue to negotiate a new collective bargaining agreement and no notice of strike has been given. The Company believes that employee and union relations are positive, although there is no certainty as to the outcome of these negotiations. Finished product inventories were increased above normal levels as part of contingency planning in advance of these labor negotiations.

     During the fourth quarter of 2001, the Company completed the construction phase of the banded cigarette paper project to modify certain of the Company’s paper machines and related manufacturing equipment at the Spotswood mill to produce commercial quantities of a new proprietary banded cigarette paper for Philip Morris. The banded cigarette paper project had a negative impact on 2001 financial results because of additional expenses associated with its implementation. Some additional expenses are being incurred during 2002 related to additional process checkouts, machine trials and product qualification, however, except for costs incurred in connection with the strike, Spotswood mill operating costs are expected to improve in 2002 compared with 2001.

     In recent years, certain governmental entities in the United States have considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when cigarettes are not being actively smoked. The State of New York enacted a law directing that such a set of requirements be implemented beginning in mid-2003. Legislation was proposed in the U.S. Congress during April 2002 for the development of a national standard for reduced ignition propensity cigarettes. Cigarette

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

     manufacturers are in varying stages of development of cigarettes having such characteristics and have not finalized their plans. While the joint development effort by the Company and Philip Morris of banded cigarette paper was undertaken in advance of legislative initiatives, this product may make a cigarette less likely to ignite certain fabrics. The Company’s banded cigarette paper project is expected to benefit future periods, although it is not expected to result in a significant increase in the production and sale of banded cigarette paper during 2002. In addition to banded cigarette paper, the Company is actively involved in the development of a print-banded reduced fire risk technology based on a number of patents it holds or sublicenses concerning that technology and has taken steps to make limited commercial capacity available for this product.

     The Company expects its consolidated effective income tax rate to be in the range of 34 to 35 percent for 2002 primarily as a result of a decline in the French corporate income tax rate from 36.3 percent for 2001 to 35.3 percent for 2002 and from increased profitability in Brazil which has the Company’s lowest income tax rate.

     Including capital spending associated with the RTL production expansion project at LTRI, the Company expects its capital spending to total approximately $35 million for full-year 2002 and approximately $60 million in 2003.

     During 2000, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock during the period January 1, 2001 through December 31, 2002 in an amount not to exceed $20 million. Through June 30, 2002, the Company had made no repurchases of its common stock under this program. As a result of the authorization of the RTL production line expansion at the Spay mill discussed above, purchases of the Company’s common stock are not likely during the remainder of 2002. However, to the extent that funds are available, the Company may consider purchases of Company stock during this period dependent upon various factors, including cash availability, the stock price and strategic opportunities.

Forward-Looking Statements

     Certain matters discussed in this report, particularly in the foregoing discussion regarding the “Outlook” of the Company, constitute forward-looking statements, generally identified by, but not limited to, phrases such as “the Company expects” or “the Company anticipates”, as well as by use of words of similar effect, such as “appears”, “could”, “should”, “may” and “typically”. This report contains many such forward-looking statements, including statements regarding management’s expectations of future selling prices for the Company’s products, the Company’s anticipated market shares, future market prices for wood pulp used by the Company, expected sales volumes trends, expected banded cigarette paper sales volumes, new product introductions, mill operations, expected impact of the Spotswood strike, anticipated energy, compensation, benefit and insurance costs, anticipated financial and operational results, anticipated capital spending, RTL production capacity, amount of internally generated funds, available bank credit facility borrowing capacity, anticipated effective tax rate, anticipated tax and other governmental actions, contingencies, anticipated common stock share repurchases and other expected transactions of the Company. Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the results of the Company will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates. The above-mentioned important factors, among others, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual results for 2002 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. In addition to those mentioned above, certain factors that could cause the Company’s future results to differ materially from those expressed in any such forward-looking statements are discussed in the Company’s 2001 Annual Report on Form 10-K, Part II, Item 7, under the headings “Critical Accounting Policies” and “Factors That May Affect Future Results.”

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc.
Alpharetta, Georgia

We have reviewed the accompanying consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries as of June 30, 2002, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and 2001, and the related statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2002 (January 31, 2002 as to Note 5), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
July 19, 2002

PART II — OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s Annual Meeting of Stockholders was held on Thursday, April 25, 2002, at which the following matter was submitted to a vote, as had been indicated in the Company’s proxy statement mailed on or about March 14, 2002:

     Three nominees, Ms. Claire L. Arnold, Mr. Alan R. Batkin and Mr. Laurent G. Chambaz, were elected as Class I Directors to serve a three-year term expiring at the 2005 Annual Meeting of Stockholders. The results of the voting of stockholders were as follows:

	For	Withheld

Director: Ms. Arnold	13,624,726	185,022
Director: Mr. Batkin	13,624,734	185,014
Director: Mr. Chambaz	13,570,459	239,289

     Other Directors continuing in office are (i) Mr. K.C. Caldabaugh, Mr. Jean-Pierre Le Hétêt and Mr. Richard D. Jackson, Class II Directors, whose terms will expire at the 2003 Annual Meeting of Stockholders and (ii) Mr. Wayne H. Deitrich, Mr. Leonard J. Kujawa and Mr. Larry B. Stillman, Class III Directors, whose terms will expire at the 2004 Annual Meeting of Stockholders.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.	Amendment No. 1 to the Second Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of May 23, 2002†.

15.	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

†	Exhibit has been redacted pursuant to a Confidentiality Request under Rule 24(b)-2 of the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K:

     The registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc. (Registrant)

By:	/s/ PAUL C. ROBERTS Paul C. Roberts Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)	By:	/s/ WAYNE L. GRUNEWALD Wayne L. Grunewald Controller (principal accounting officer)

August 9, 2002		August 9, 2002

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended June 30, 2002

INDEX TO EXHIBITS

Exhibit
Number		Description

10.	—	Amendment No. 1 to the Second Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of May 23, 2002†
15.	—	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

†	Exhibit has been redacted pursuant to a Confidentiality Request under Rule 24(b)-2 of the Securities Exchange Act of 1934.