Form 10-Q
period 2002-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2002-11-14
CIK 1000623

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ------------   --------------

Commission file number 1-13948

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   62-1612879
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

Yes [X].    No [ ].

As of October 31, 2002, 14,940,314 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)

                                                                         FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                        ----------------------        ----------------------
                                                                         2002            2001           2002           2001
                                                                        -------        -------        -------        -------

Net Sales ......................................................        $ 132.7        $ 123.4        $ 380.6        $ 372.8
     Cost of products sold .....................................          105.4           97.3          298.9          300.2
                                                                        -------        -------        -------        -------
Gross Profit ...................................................           27.3           26.1           81.7           72.6
     Selling expense ...........................................            4.9            4.5           14.8           14.5
     Research expense ..........................................            2.0            2.1            5.5            6.0
     General expense ...........................................            5.1            4.3           16.0           14.6
     Restructuring Charge (See Note 8) .........................             --            0.5             --            5.1
                                                                        -------        -------        -------        -------
 Operating Profit ..............................................           15.3           14.7           45.4           32.4
     Interest expense ..........................................            0.8            1.2            2.9            3.6
     Other income, net .........................................            1.0            1.0            1.9            2.1
                                                                        -------        -------        -------        -------
Income Before Income Taxes and Minority Interest ...............           15.5           14.5           44.4           30.9
     Provision for income taxes ................................            5.3            5.1           15.2           11.3
                                                                        -------        -------        -------        -------
Income Before Minority Interest ................................           10.2            9.4           29.2           19.6
     Minority interest in earnings of subsidiaries .............            1.5            1.2            3.6            2.9
                                                                        -------        -------        -------        -------
Net Income......................................................        $   8.7        $   8.2        $  25.6        $  16.7
                                                                        =======        =======        =======        =======

Net Income per Common Share:
     Basic......................................................        $   .58        $   .55        $  1.72        $  1.13
                                                                        =======        =======        =======        =======
     Diluted....................................................        $   .57        $   .54        $  1.68        $  1.11
                                                                        =======        =======        =======        =======

Cash Dividends Declared per Common Share........................        $   .15        $   .15        $   .45        $   .45
                                                                        =======        =======        =======        =======

            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)

                                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                                      2002           2001
-------------------------------------------------------------------------------------------------------------------------------
                                             ASSETS
Current Assets

     Cash and cash equivalents ..............................................................        $ 16.7         $ 50.9
     Accounts receivable ....................................................................          73.2           74.5
     Inventories ............................................................................          67.6           62.7
     Current income tax refunds receivable ..................................................           0.2            0.3
     Deferred income tax benefits ...........................................................           3.7            3.0
     Prepaid expenses .......................................................................           2.6            2.3
                                                                                                     ------         ------
         Total Current Assets ...............................................................         164.0          193.7
                                                                                                     ------         ------

 Gross Property .............................................................................         534.7          509.5
     Less accumulated depreciation ..........................................................         244.0          221.9
                                                                                                     ------         ------
         Net Property .......................................................................         290.7          287.6
                                                                                                     ------         ------

Noncurrent Deferred Income Tax Benefits .....................................................           0.9            1.3
                                                                                                     ------         ------

Deferred Charges and Other Assets ...........................................................          15.0           15.3
                                                                                                     ------         ------

Total Assets ................................................................................        $470.6         $497.9
                                                                                                     ======         ======

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt ......................................................        $ 13.8         $ 41.4
     Other short-term debt ..................................................................           2.3            5.1
     Accounts payable .......................................................................          39.4           44.1
     Accrued expenses .......................................................................          53.7           48.8
     Current deferred revenue ...............................................................           5.6            6.1
                                                                                                     ------         ------
         Total Current Liabilities ..........................................................         114.8          145.5
                                                                                                     ------         ------

Long-Term Debt ..............................................................................          36.6           56.4
                                                                                                     ------         ------
Noncurrent Deferred Income Tax Liabilities ..................................................          23.8           15.4
                                                                                                     ------         ------
Noncurrent Deferred Revenue .................................................................          48.9           53.1
                                                                                                     ------         ------
Other Noncurrent Liabilities ................................................................          40.3           41.5
                                                                                                     ------         ------
Minority Interest ...........................................................................          11.1            6.5
                                                                                                     ------         ------
Contingencies (See Notes 4 and 5)
Stockholders' Equity
     Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued ............            --             --
     Common Stock -$.10 par value - 100,000,000 shares authorized,
         16,078,733 shares issued at both September 30, 2002 and December 31,
         2001 (14,939,531 and 14,835,984 shares outstanding at September 30,
         2002 and
         December 31, 2001, respectively) ...................................................           l.6            1.6
     Additional paid-in capital .............................................................          60.9           60.6
     Common stock in treasury, at cost - 1,139,202 and 1,242,749 shares at
         September 30, 2002 and December 31, 2001, respectively .............................         (18.1)         (19.8)
     Retained earnings ......................................................................         209.8          190.9
     Unearned compensation ..................................................................          (0.5)          (0.5)
     Accumulated other comprehensive loss ...................................................         (58.6)         (53.3)
                                                                                                     ------         ------
         Total Stockholders' Equity .........................................................         195.1          179.5
                                                                                                     ------         ------

Total Liabilities and Stockholders' Equity ..................................................        $470.6         $497.9
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


                                                   COMMON STOCK ISSUED  ADDITIONAL     TREASURY STOCK
                                                  --------------------   PAID-IN    --------------------     RETAINED    UNEARNED
                                                    SHARES      AMOUNT   CAPITAL      SHARES      AMOUNT     EARNINGS  COMPENSATION
                                                  ----------    ------  ----------  ---------     ------     --------  ------------
BALANCE, DECEMBER 31, 2000 ..................      16,078,73     $1.6     $60.5     1,288,471     $(20.5)     $175.3      $(0.3)

Net income for the nine months
   ended September 30, 2001 .................                                                                   16.7
Change in unrealized fair value
   of derivative instruments ................
Adjustments to unrealized foreign
   currency translation .....................

Comprehensive income ........................

Dividends declared ($0.45 per share) ........                                                                   (6.7)
Restricted stock issuances ..................                               0.1       (20,000)       0.3                   (0.4)
Amortization of unearned compensation .......                                                                               0.1
Stock issued to directors as compensation ...                                          (2,268)       0.1
Issuance of shares for options exercised ....             --       --        --       (22,800)       0.3          --         --
                                                   ---------     ----     -----     ---------     ------      ------      -----

BALANCE, SEPTEMBER 30, 2001 .................      16,078,73      1.6      60.6     1,243,403      (19.8)      185.3       (0.6)

Net income for the three months
   ended December 31, 2001 ..................                                                                    7.8
Adjustments to minimum
   pension liability ........................
Change in unrealized fair value
   of derivative instruments ................
Adjustments to unrealized foreign
   currency translation .....................

Comprehensive income ........................

Dividends declared ($0.15 per share) ........                                                                   (2.2)
Amortization of unearned compensation .......                                                                               0.1
Stock issued to directors as compensation ...             --       --        --          (654)        --          --         --
                                                   ---------     ----     -----     ---------     ------      ------      -----

BALANCE, DECEMBER 31, 2001 ..................      16,078,73      1.6      60.6     1,242,749      (19.8)      190.9       (0.5)

Net income for the nine months
   ended September 30, 2002 .................                                                                   25.6
Change in unrealized fair value
   of derivative instruments ................
Adjustments to unrealized foreign
   currency translation .....................

Comprehensive income ........................

Dividends declared ($0.45 per share) ........                                                                   (6.7)
Restricted stock issuances ..................                                         (10,000)       0.2                   (0.2)
Amortization of unearned compensation .......                                                                               0.2
Stock issued to directors as compensation ...                                          (1,947)
Issuance of shares for options exercised ....             --       --       0.3       (91,600)       1.5          --         --
                                                   ---------     ----     -----     ---------     ------      ------      -----

BALANCE, SEPTEMBER 30, 2002 .................      16,078,73     $1.6     $60.9     1,139,202     $(18.1)     $209.8      $(0.5)
                                                   =========     ====     =====     =========     ======      ======      =====

                                                     ACCUMULATED
                                                        OTHER
                                                    COMPREHENSIVE
                                                    INCOME (LOSS)    TOTAL
                                                    -------------    ------

BALANCE, DECEMBER 31, 2000 ..................           $(36.7)      $179.9

Net income for the nine months
   ended September 30, 2001 .................                          16.7
Change in unrealized fair value
   of derivative instruments ................             (1.1)        (1.1)
Adjustments to unrealized foreign
   currency translation .....................            (14.9)       (14.9)
                                                                     ------
Comprehensive income ........................                           0.7

Dividends declared ($0.45 per share) ........                          (6.7)
Restricted stock issuances ..................                            --
Amortization of unearned compensation .......                           0.1
Stock issued to directors as compensation ...                           0.1
Issuance of shares for options exercised ....               --          0.3
                                                        ------       ------

BALANCE, SEPTEMBER 30, 2001 .................            (52.7)       174.4

Net income for the three months
   ended December 31, 2001 ..................                           7.8
Adjustments to minimum
   pension liability ........................             (3.8)        (3.8)
Change in unrealized fair value
   of derivative instruments ................              0.4          0.4
Adjustments to unrealized foreign
   currency translation .....................              2.8          2.8
                                                                     ------
Comprehensive income ........................                           7.2

Dividends declared ($0.15 per share) ........                          (2.2)
Amortization of unearned compensation .......                           0.1
Stock issued to directors as compensation ...               --           --
                                                        ------       ------

BALANCE, DECEMBER 31, 2001 ..................            (53.3)       179.5

Net income for the nine months
   ended September 30, 2002 .................                          25.6
Change in unrealized fair value
   of derivative instruments ................              0.5          0.5
Adjustments to unrealized foreign
   currency translation .....................             (5.8)        (5.8)
                                                                     ------
Comprehensive income ........................                          20.3

Dividends declared ($0.45 per share) ........                          (6.7)
Restricted stock issuances ..................                            --
Amortization of unearned compensation .......                           0.2
Stock issued to directors as compensation ...                            --
Issuance of shares for options exercised ....               --          1.8
                                                        ------       ------

BALANCE, SEPTEMBER 30, 2002 .................           $(58.6)      $195.1
                                                        ======       ======

            See Notes to Unaudited Consolidated Financial Statements

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               U.S. $ IN MILLIONS
                                  (UNAUDITED)

                                                                   FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,
                                                                  ---------------------
                                                                   2002           2001
                                                                  ------         ------

Operations
     Net income                                                   $ 25.6         $ 16.7
     Non-cash items included in net income:
         Depreciation and amortization                              19.8           16.0
         Amortization of deferred revenue                           (4.2)            --
         Deferred income tax provision                               6.5            3.8
         Minority interest in earnings of subsidiaries               3.6            2.9
     Other items                                                    (2.3)           1.9
     Advance payments from customers                                  --           43.0
     Changes in operating working capital                           (3.6)          (9.4)
                                                                  ------         ------
              Cash Provided by Operations                           45.4           74.9
                                                                  ------         ------
Investing
     Capital spending                                              (17.3)         (55.9)
     Capitalized software costs                                     (0.8)          (0.6)
     Other                                                          (4.7)           2.6
                                                                  ------         ------
              Cash Used for Investing                              (22.8)         (53.9)
                                                                  ------         ------
Financing
     Cash dividends paid to SWM stockholders                        (6.7)          (6.7)
     Cash dividends paid to minority owner                            --           (3.4)
     Changes in short-term debt                                     (2.8)          (1.6)
     Proceeds from issuances of long-term debt                      47.3            3.8
     Payments on long-term debt                                    (96.4)          (4.0)
     Proceeds from exercise of stock options                         1.8            0.3
                                                                  ------         ------
              Cash Used for Financing                              (56.8)         (11.6)
                                                                  ------         ------

Increase (Decrease) in Cash and Cash Equivalents                   (34.2)           9.4

Cash and Cash Equivalents at Beginning of Period                    50.9           23.6
                                                                  ------         ------

Cash and Cash Equivalents at End of Period                        $ 16.7         $ 33.0
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

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and on the same basis as the audited financial statements included in the Company's 2001 Annual Report on Form 10-K. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are generally of a normal recurring nature. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These financial statements should be read in connection with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

         Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average numbers of common shares used in the calculations of basic net income per common share for the three and nine month periods ended September 30, 2002 were approximately 14,879,500 and 14,840,400, respectively, and for the three and nine month periods ended September 30, 2001 were approximately 14,785,300 and 14,774,200, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three and nine month periods ended September 30, 2002 were approximately 15,196,600 and 15,228,100, respectively, and for the three and nine month periods ended September 30, 2001 were approximately 15,106,300 and 15,018,800, respectively. Potential common shares are those related to stock options and restricted stock outstanding and directors' accumulated deferred stock compensation during the respective periods. A reconciliation of the average number of common shares outstanding used in the calculations of basic and diluted net income per share follows (in 000's):

                                                                 FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                 ---------------------       ----------------------
                                                                   2002         2001           2002          2001
                                                                 --------     --------       --------      --------
    Average number of common shares outstanding...............   14,879.5     14,785.3       14,840.4      14,774.2
         Dilutive effect of:
              - stock options.................................      245.5        263.1          317.0         187.7
              - restricted stock..............................       60.0         50.0           60.0          50.0
              - directors' deferred stock compensation........       11.6          7.9           10.7           6.9
                                                                 --------     --------       --------      --------
    Average number of common and potential
            common shares outstanding.........................   15,196.6     15,106.3       15,228.1      15,018.8
                                                                 ========     ========       ========      ========

         Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods. The average number of share equivalents

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

resulting from these anti-dilutive stock options not included in the computations of diluted net income per share for the three and nine month periods ended September 30, 2002 were approximately 255,600 and 103,600, respectively, and for the three and nine month periods ended September 30, 2001 were approximately 13,900 and 419,600, respectively.

NOTE 3.  INVENTORIES

         The following schedule details inventories by major class:

                                                                      September 30,        December 31,
                                                                          2002                 2001
                                                                      -------------        ------------
At the lower of cost on the First-In, First-Out (FIFO)
  and weighted average methods or market:
     Raw materials ...............................................      $   26.4             $   26.9
     Work in process .............................................           8.2                  7.2
     Finished goods ..............................................          27.2                 22.6
     Supplies and other ..........................................          12.3                 11.7
                                                                        --------             --------
                                                                            74.1                 68.4
Excess of FIFO cost over Last-In, First-Out (LIFO) cost ..........          (6.5)                (5.7)
                                                                        --------             --------

       Total .....................................................      $   67.6             $   62.7
                                                                        ========             ========

NOTE 4.  ENVIRONMENTAL MATTERS

         The Company's operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of the Company's operations expose it to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Based on the Company's experience to date, the Company believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation or monitoring of certain hazardous waste disposal sites (see additional information in Note 12 to the Notes to Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K), will not have a material adverse effect on the Company's financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on the Company's financial condition or results of operations.

         The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada. For these purposes, the Company anticipates that it will incur capital expenditures of approximately $5 to $6 in each of the full-years 2002 and 2003 and approximately $3 in 2004, of which no material amount is the result of environmental fines or settlements. The major projects included in these estimates are $3.3 to upgrade wastewater treatment facilities and $1.3 for installation of ink solvent treatment equipment, both in France, and wastewater treatment facility upgrade projects in connection with capacity expansions, one each in France and the United States of $3.8 and $3.0, respectively. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

NOTE 5.  LEGAL PROCEEDINGS

         On December 27, 2000, the Company's subsidiary in Brazil, Schweitzer-Mauduit do Brasil, S.A. ("SWM-B"), received two assessments from the tax authorities of the State of Rio de Janeiro, Brazil concerning Imposto sobre Circulacao de Mercadorias e Servicos ("ICMS"), a form of value-added tax, consisting of unpaid ICMS taxes from January 1995 through November 2000, together with interest and penalties in the total amount of approximately $13.6, based on the foreign currency exchange rate at December 31, 2000 (collectively, the "Assessment"). The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. A portion of the Assessment, estimated at December 31, 2000 at approximately $6.9, related to tax periods that predated the Company's acquisition of Companhia Industrial de Papel Pirahy ("Pirahy"), the predecessor in name to SWM-B, and is covered by an indemnification from the sellers of Pirahy ("Assessment 1"). The remainder of the Assessment pertains exclusively to periods that SWM-B owned the Pirahy mill ("Assessment 2"). While SWM-B is primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owner under the indemnification.

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

         Tobacco industry products comprised approximately 90 to 93 percent of the Company's consolidated net sales in the periods presented. The Company's non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

         For purposes of the segment disclosure in the following tables, the term "United States" includes operations in the United States and Canada. The Canadian operations only produce flax fiber used as raw material in the U.S. operations. Sales of products between segments are made at market prices and elimination of these sales are referred to in the following tables as intersegment sales. Expense amounts not associated with segments are referred to as unallocated expenses. Assets reported by segment represent assets which are directly used by that segment. Unallocated items and eliminations, net include immaterial balances of the Company's holding company in Spain.

                                FOR THE THREE MONTHS ENDED
                               ----------------------------                    % OF CONSOLIDATED
                               SEPTEMBER 30,  SEPTEMBER 30,   % CHANGE        -------------------
NET SALES                          2002           2001        VS. 2001        2002           2001
---------                      -------------  -------------   --------        ----           ----
United States ............        $ 46.5         $ 41.3         +12.6%        35.0%          33.5%
France ...................          78.4           70.5         +11.2         59.1           57.1
Brazil ...................          11.1           12.1         - 8.3          8.4            9.8
                                  ------         ------
         Subtotal ........         136.0          123.9
Intersegment sales by:
     France ..............          (1.7)                                     (1.3)            --
     Brazil ..............          (1.6)          (0.5)                      (1.2)          (0.4)
                                  ------         ------         -----        -----          -----
         Consolidated ....        $132.7         $123.4         + 7.5%       100.0%         100.0%
                                  ======         ======         =====        =====          =====

                                FOR THE THREE MONTHS ENDED
                               ----------------------------                    % OF CONSOLIDATED             % RETURN ON SALES
                               SEPTEMBER 30,  SEPTEMBER 30,   % CHANGE        -------------------           -------------------
OPERATING PROFIT                   2002           2001        VS. 2001        2002           2001           2002           2001
----------------               -------------  -------------   --------        ----           ----           ----           ----
United States.............        $ (0.9)        $ (0.3)          N.M.        (5.9)%         (2.0)%         (1.9)%         (0.7)%
France....................          14.9           14.7         + 1.4%        97.4          100.0           19.0           20.9
Brazil....................           2.9            1.7         +70.6         19.0           11.5           26.1           14.0
Unallocated expenses......          (1.6)          (1.4)                     (10.5)          (9.5)
                                  ------         ------                      -----          -----
         Consolidated.....       $  15.3         $ 14.7         + 4.1%       100.0%         100.0%          11.5%          11.9%
                                 =======         ======                      =====          =====

N.M. - Not Meaningful.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  U.S. $ IN MILLIONS, EXCEPT PER SHARE AMOUNTS

                                 FOR THE NINE MONTHS ENDED
                                ----------------------------                  % OF CONSOLIDATED
                                SEPTEMBER 30,  SEPTEMBER 30,  % CHANGE       --------------------
NET SALES                          2002           2001        VS. 2001        2002          2001
---------                       -------------  -------------  -------        -----          -----
United States ............        $136.3         $128.5         + 6.1%        35.8%          34.5%
France ...................         215.3          206.8         + 4.1         56.6           55.5
Brazil ...................          34.7           41.7         -16.8          9.1           11.2
                                  ------         ------
         Subtotal ........         386.3          377.0
Intersegment sales by:
     France ..............          (2.6)          (1.8)                      (0.7)          (0.5)
     Brazil ..............          (3.1)          (2.4)                      (0.8)          (0.7)
                                  ------         ------                      -----          -----
         Consolidated ....        $380.6         $372.8         + 2.1%       100.0%         100.0%
                                  ======         ======                      =====          =====

                             FOR THE NINE MONTHS ENDED
                            -----------------------------               %OF CONSOLIDATED           % RETURN ON SALES
                            SEPTEMBER 30,   SEPTEMBER 30,   % CHANGE    ------------------         -----------------
OPERATING PROFIT               2002            2001         VS. 2001    2002          2001         2002        2001
----------------            -------------   -------------   --------    -----        -----         ----        -----
United States ...........      $ 2.3          $ 1.8           +27.8%      5.1%         5.5%         1.7%         1.4%
France ..................       40.5           36.6           +10.7      89.2        113.0         18.8         17.7
Brazil ..................        7.6           (1.2)            N.M.     16.7         (3.7)        21.9         (2.9)
Unallocated expenses ....       (5.0)          (4.8)                    (11.0)       (14.8)
                               -----          -----                     -----        -----
         Consolidated ...      $45.4          $32.4           +40.1%    100.0%       100.0%        11.9%         8.7%
                               =====          =====                     =====        =====

N.M. - Not Meaningful

                                                                                     % OF CONSOLIDATED
                                                 SEPTEMBER 30,   DECEMBER 31,      --------------------
 TOTAL ASSETS                                        2002            2001           2002           2001
                                                 -------------   ------------      -----          -----
United States ...............................       $203.9        $246.5          43.3%          49.5%
France ......................................        239.2         209.5          50.8           42.1
Brazil ......................................         28.3          42.4           6.0            8.5
Unallocated items and eliminations, net .....         (0.8)         (0.5)         (0.1)          (0.1)
                                                    ------        ------        ------         ------
         Consolidated .......................       $470.6        $497.9         100.0%         100.0%
                                                    ======        ======        ======         ======

         More than 50 percent of the Company's assets and liabilities were outside of the United States, substantially all of which were in France or Brazil. The balance sheets of the Company's foreign subsidiaries are translated at period-end currency exchange rates, and the differences from historical exchange rates are reflected in accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments. Unfavorable unrealized foreign currency translation adjustments during the nine month period ended September 30, 2002 were due to a weaker Brazilian real against the U.S. dollar, partially offset by a stronger euro against the U.S. dollar, at September 30, 2002 versus December 31, 2001, which decreased total assets in Brazil and increased total assets in France at September 30, 2002. Total assets in the United States were lower at September 30, 2002 versus December 31, 2001 primarily due to reduced cash from repayment of bank debt.

NOTE 7.  NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method of accounting. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations ceases upon adoption of SFAS No. 142. The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of these new accounting standards had no material effect on the Company's financial statements.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Although SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains most of the concepts of that standard, except that it eliminates the requirement to allocate goodwill to long-lived assets for impairment testing purposes and it requires that a long-lived asset to be abandoned or exchanged for a similar asset be considered held and used until it is disposed, i.e. the depreciable life should be revised until the asset is actually abandoned or exchanged. Also, the new standard includes the basic provisions of Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business, where that component can be clearly distinguished from the rest of the entity. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of this new accounting standard had no material effect on the Company's financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and the amendments of SFAS No. 13, "Accounting for Leases" are all changes in accounting standards with no current implications on the Company's accounting and reporting.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for such activities initiated after December 31, 2002. SFAS No. 146 bases accrual of an exit or disposal cost on the existence of a liability that constitutes an "obligation" as defined in FASB Concept Statement No. 6, "Elements of Financial Statements", which is different from the concept of an expected cost that was the underpinning of Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146, which is effective for the Company beginning January 1, 2003, will be used to establish the timing of recognition of costs in connection with exit or disposal activities, if any, initiated after December 31, 2002.

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

RESULTS OF OPERATIONS

Net Sales

         Net sales increased by $9.3 million in the three month period ended September 30, 2002 compared with the corresponding period of the preceding year. This increase was a result of favorable effects of changes in currency exchange rates and sales volumes, partially offset by lower average selling prices. Effects of changes in currency exchange rates increased net sales by $5.8 million as a result of a stronger euro versus the U.S. dollar, partially offset by a weaker Brazilian real versus the U.S. dollar, compared with the same quarter of the prior year. Although the Company's total worldwide sales volumes declined by two percent in the quarter compared with the same quarter of the prior year, changes in sales volumes had a favorable $4.8 million impact on the net sales comparison, as the favorable impact of increased sales of tobacco-related papers more than offset the unfavorable impact of lower sales of commercial and industrial papers. For the Brazilian business unit, sales volumes declined by six percent, primarily due to lower sales of commercial and industrial papers as a result of a decision in mid-2001 to exit the printing and writing uncoated papers market in Brazil. Sales volumes for the quarter decreased at the U.S. business unit by four percent, with increased sales of tobacco-related papers more than offset by lower sales of commercial and industrial papers. For the French business unit, sales volumes were essentially unchanged. Lower average selling prices in the quarter unfavorably impacted the net sales comparison by $1.3 million, with lower average selling prices in the Company's French and Brazilian businesses.

         Net sales increased by $7.8 million in the nine month period ended September 30, 2002 compared with the corresponding period of the preceding year. This increase was a result of favorable effects of changes in sales volumes and currency exchange rates, partially offset by lower average selling prices. Although the Company's total worldwide sales volumes declined by three percent in the nine month period compared with the corresponding period of the prior year, changes in sales volumes had a favorable $5.4 million impact on the net sales comparison, as the favorable impact of increased sales of tobacco-related papers more than offset the unfavorable impact of lower sales of commercial and industrial papers. For the Brazilian business unit, sales volumes declined by 25 percent, primarily due to lower sales of commercial and industrial papers as a result of exiting the printing and writing uncoated papers market in Brazil in mid-2001. For the French business unit, sales volumes increased by three percent, with higher sales of both tobacco-related papers and reconstituted tobacco leaf products. For the U.S. business unit, sales volumes for the nine month period were essentially unchanged. Effects of changes in currency exchange rates increased net sales by $3.1 million as a result of a stronger euro versus the U.S. dollar, partially offset by a weaker Brazilian real versus the U.S. dollar, compared with the same period of the prior year. Somewhat lower average selling prices, primarily in the French business unit, had a $0.7 million unfavorable impact on the net sales comparison.

Operating Profit

         Operating profit increased by $0.6 million in the three month period ended September 30, 2002 compared with the corresponding period of the preceding year. Operating profit in the third quarter of 2002 was unfavorably affected by approximately $2 million related to a strike at the Company's Spotswood, New Jersey mill. The third quarter of 2001 included a restructuring charge of $0.5 million recorded by the Company's Brazilian business (see "Brazilian Restructuring" below). Excluding the impacts of the current-year Spotswood strike and the prior-year restructuring charge on the operating profit comparison, the improvement of approximately $2.1 million in operating profit was primarily attributable to an improved mix of products sold in each business unit, better mill operations in the United States and favorable effects of

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

exchange rate changes in Brazil and France, partially offset by inflationary cost increases and higher nonmanufacturing expenses. Nonmanufacturing expenses were $1.1 million higher than in the comparable period of the prior year, primarily due to increased general and selling expenses in France.

         The hourly employees at the Spotswood mill initiated a strike on June 24, 2002 following the expiration of their previous five-year collective bargaining agreement on June 15, 2002. The Company utilized salary employees from its various U.S. locations as well as some replacement workers to start-up the mill during the strike and operated the mill successfully under a reduced machine schedule. A new collective bargaining agreement was ratified by the Spotswood hourly employees on July 26, 2002. Utilizing finished product inventories, which had been increased above normal levels as part of contingency planning in advance of the labor negotiations, and product produced during the strike, as well as the ability to source product for the North American market from both its French and Brazilian operations, the Company was able to satisfy all of its customers' requirements during the strike. Due primarily to unabsorbed fixed costs and initially lower productivity following start-up of the mill by the team of salary employees and replacement workers, the strike had an unfavorable pre-tax impact of approximately $1 million during the second quarter of 2002 and an additional approximately $2 million during the third quarter of 2002.

         Operating profit in Brazil increased by $1.2 million in the three month period ended September 30, 2002 compared with the corresponding period of the prior year, with the prior-year restructuring charge accounting for $0.5 million of the improvement. Operating profit in Brazil also benefited from an improved mix of products sold and favorable impacts of changes in currency exchange rates. Operating profit for the French business unit increased by $0.2 million as a result of an improved mix of products sold, lower purchased energy costs and favorable effects of exchange rate changes, partially offset by inflationary cost increases and higher nonmanufacturing expenses. Operating profit in the United States decreased by $0.6 million as a result of the strike at the Spotswood mill and inflationary cost increases. Excluding the strike impact, operating profit in the United States improved by approximately $1.4 million as a result of an improved mix of products sold, better mill operations and lower purchased energy costs.

         Operating profit increased by $13.0 million in the nine month period ended September 30, 2002 compared with the corresponding period of the preceding year, with improvement in each of the three business segments. Operating profit in Brazil increased by $8.8 million. Excluding the total $5.1 million of second and third quarter 2001 restructuring charges, operating profit in Brazil improved by $3.7 million as a result of an improved mix of products sold, lower per ton wood pulp costs, lower local business taxes and somewhat higher average selling prices. Operating profit for the French business unit increased by $3.9 million as a result of higher sales volumes, lower per ton wood pulp and energy costs and an improved mix of products sold, partially offset by inflationary cost increases and higher nonmanufacturing expenses. Operating profit in the United States increased by $0.5 million as a result of an improved mix of products sold, lower per ton wood pulp and purchased energy costs and improved mill operations, partially offset by the approximately $3 million impact of the Spotswood strike and inflationary cost increases. Lower per ton wood pulp costs in all three business segments reduced operating expenses by a total of $8.1 million, although this benefit was partially offset by certain contractual selling price reductions related to the decline in per ton wood pulp costs. Purchased energy costs declined by $1.8 million as the effects of lower energy rates in France and the United States were partially offset by increased electricity rates in Brazil. Nonmanufacturing expenses increased by $1.2 million primarily as a result of increased general expense in France.

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

NON-OPERATING EXPENSES

         Interest expense was lower by $0.4 million and $0.7 million for the three and nine month periods ended September 30, 2002, respectively, compared with the corresponding periods of the preceding year, as a result of favorable effects of lower average interest rates and lower average amounts of debt outstanding. These favorable effects were partially offset by a lesser amount of interest capitalized to capital projects in the 2002 periods than during the comparable periods of 2001. Other income, net consisted primarily of interest income, royalty income and foreign currency transaction gains and losses in each of the periods presented.

INCOME TAXES

         The effective income tax rates for the three and nine month periods ended September 30, 2002 were both 34.2 percent compared with 35.2 percent and
36.6 percent for the respective corresponding periods of 2001. The effective income tax rates for the three and nine month periods of 2002 benefited from a decrease in the French corporate income tax rate from 36.3 percent for 2001 to
35.3 percent for 2002 and from increased profitability in Brazil which has the Company's lowest income tax rate.

         During 2002, the United States Internal Revenue Service ("IRS") conducted a review of the Company's U.S. federal income tax returns for the years 1996 through 1998. No adjustments were proposed by the IRS auditors as a result of their review. Additionally, the French tax authorities are in the process of auditing the Company's consolidated French tax group for the years 1990 through 2000, including companies formerly part of that consolidated French tax group prior to the Company's 1995 spin-off from Kimberly-Clark Corporation. The French tax authorities have completed most of their work at certain entities while work at other entities is still to be conducted. As a result of the work conducted to date, the Company has received certain notifications of preliminary findings, to which the Company has responded to the French tax authorities in disagreement over most of the preliminary findings. While the outcome of the French tax audits is uncertain, the Company believes that any resulting adjustments would not likely result in any material cash payments, but rather would likely reduce the French tax group's net operating loss carryforwards. The Company continues to believe that its net deferred income tax balances, including those of its French tax group, are appropriately stated in its accompanying consolidated balance sheets.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

                                           Nine Months Ended September 30,
                                           -------------------------------
                                                 (U.S. $ in millions)
Cash Provided by (Used for):                     2002           2001
----------------------------                    ------         ------
Operations .............................        $ 45.4         $ 74.9
Changes in operating working capital ...          (3.6)          (9.4)
Advance payments from customers ........            --           43.0
Capital spending .......................         (17.3)         (55.9)
Changes in debt ........................         (51.9)          (1.8)
Dividends to SWM stockholders ..........          (6.7)          (6.7)

         The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. While quarterly fluctuations occur, the Company's annual cash flow from operations has been relatively stable historically, reflecting typically consistent demand for its products. The Company's annual cash flow from operations in each of the last five years has exceeded its requirements for capital spending and dividends to stockholders by at least $15 million.

         The Company's net cash provided by operations decreased from $74.9 million for the nine months ended September 30, 2001 to $45.4 million for the nine months ended September 30, 2002, due to $43.0 million obtained in the 2001 period from advance payments from customers for future product purchases for which the Company recorded deferred revenue, which is being amortized into net sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of future product sales. Changes in operating working capital contributed unfavorably to cash flow by $3.6 million and $9.4 million in the nine month periods ended September 30, 2002 and 2001, respectively, due primarily to a decrease in accounts payable in the 2002 and 2001 periods and an increase in inventories in the 2002 period. The Company typically experiences seasonal variations such that operating working capital increases during the first half of each year and decreases in the latter half of each year. The increase in inventories in the 2002 period was primarily attributable to the Company's building of inventories in the United States in advance of labor negotiations. The decrease in accounts payable in each period was primarily due to payments of accounts payable balances related to higher than normal levels of capital project activity in the latter months of each of the respective prior years, part of which was reflected in the December 31, 2001 and December 31, 2000 accounts payable balances.

         Following a strike that began June 24, 2002, hourly employees at the Company's Spotswood cigarette paper mill ratified a new collective bargaining agreement on July 26, 2002. Hourly employees began to return to work on July 28, 2002 and the mill was fully operational by the end of July. The term of the new two-year agreement is through July 28, 2004.

         During the third quarter, a new collective bargaining agreement was ratified at the Company's Lee, Massachusetts mills without incurring a work stoppage. The term of the new three-year agreement is through July 31, 2005.

         Collective bargaining agreements are now in place effective at least through the remainder of 2002 at each of the Company's mills. Existing labor agreements subject to negotiation in 2003 are scheduled to expire on February 28, 2003 in Spay, France, on May 31, 2003 in Santanesia, Brazil and on December 31, 2003 in both Malaucene and Quimperle, France. Other labor agreements are scheduled to expire on April 30, 2004 in Saint-Girons, France, on July 28, 2004 in Spotswood, New Jersey, on September 30, 2004 in Ancram, New York and on July 31, 2005 in Lee, Massachusetts.

         On April 25, 2002, the Company announced that a project was authorized to install a new reconstituted tobacco leaf ("RTL") production line at the Spay, France mill of LTR Industries, S.A. ("LTRI"), the Company's 72 percent indirectly owned French subsidiary. This capital project, originally authorized in an amount of $59 million, is now expected to total approximately $65 million due to the strengthening of the euro versus the U.S. dollar. This project will provide for a third RTL production line and supporting

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

equipment with anticipated annual production capacity of approximately 33,000 metric tons, which will increase the total annual production capacity at the Spay mill to approximately 80,000 metric tons. Work began on the project during the second quarter of 2002, with start-up of the new production line anticipated during the first quarter of 2004. Capital spending for the project is currently expected to total approximately $7 million in 2002, $40 million in 2003 and the remainder in 2004. Funding for the project is expected to come from the Company's internally generated funds and existing bank credit facilities.

         Capital spending in the nine month period ended September 30, 2002 included $4.3 million toward the new reconstituted tobacco leaf production line at the Spay mill, $1.3 million toward a permanent flax decortication facility in Canada and $1.0 million toward a wastewater treatment station upgrade at the Spay mill. Capital spending in the nine month period ended September 30, 2001 included $45.1 million toward the implementation of the banded cigarette paper project at the Spotswood mill.

         Effective January 31, 2002, the Company entered into a new unsecured credit facility with a group of banks ("Credit Agreement") refinancing the amounts outstanding under its former credit agreement that consisted of term loan and 364-day revolver facilities. The Credit Agreement includes five-year revolving loan facilities totaling up to $45 million and 50 million euros and 364-day revolving loan facilities totaling up to $15 million and 20 million euros. The terms of the Credit Agreement are similar to the former credit agreement, except that it (i) provides for five-year revolving loans in place of term loan facilities, which gives the Company the flexibility to utilize cash balances to pay down the five-year revolving loans and subsequently draw on those facilities again when needed, (ii) provides somewhat higher available amounts for euro borrowings, (iii) extends the maturities of the five-year revolvers to January 31, 2007 and (iv) renews the Company's 364-day revolving loan facilities to January 30, 2003.

         Under the Credit Agreement, interest rates are based on the London interbank offered rate for U.S. dollar deposits ("LIBOR") for the U.S. dollar borrowings and the euro zone interbank offered rate for euro deposits ("EURIBOR") for the euro borrowings plus either (a) for 364-day revolver borrowings, applicable margin of either 0.65 percent per annum or 0.75 percent per annum, or (b) for five-year revolver borrowings, applicable margin of either 0.70 percent per annum or 0.80 percent per annum. The applicable margin is determined in each instance by reference to the Company's Net Debt to Equity Ratio, as defined in the Credit Agreement.

         The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company maintain certain defined financial ratios (as disclosed in Note 5 to the Company's Consolidated Financial Statements in its 2001 Annual Report on Form 10-K, wherein the Credit Agreement is more fully described). The Company does not currently anticipate any change in business conditions of a nature that would cause the Company to violate its covenants under the Credit Agreement.

         On January 31, 2002, the Company repaid the full amounts outstanding under its old credit agreement which consisted of U.S. and French term loan facilities ($45 million and 38.1 million euros, respectively) and borrowed $30 million under the Credit Agreement utilizing a five-year U.S. dollar revolver and 15 million euros under a five-year euro revolver. Through September 30, 2002, the Company repaid 15 million euros under the five-year revolvers, leaving no outstanding balance under the five-year euro revolver and a balance of $30 million as of September 30, 2002 under the five-year U.S. dollar revolver. During October 2002, the Company repaid $10 million under the five-year U.S. dollar revolver, which amount was included in Current Portion of Long-Term Debt on the Company's consolidated balance sheet as of September 30, 2002.

         During the first quarter of 2001, the Company entered into interest rate swap agreements to fix the variable rate component of certain of its variable rate long-term debt. The combination of these interest rate swap agreements began with a notional amount of $45 million, which declined to $30 million effective January 31, 2002, and declined again to $15 million effective July 31, 2002 through the remainder of the contract terms ending January 31, 2003. These interest rate swap agreements fix the LIBOR at 5.42 percent. This had the

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

effect of fixing the Company's interest rate including margin at 5.72 percent on $45 million of its debt through January 31, 2002, the effective date of its new credit facilities, 6.12 percent on $30 million of its debt from February 1, 2002 through July 31, 2002, and 6.12 percent on $15 million of its debt from August 1, 2002 through January 31, 2003. These interest rate swap contracts were designated as cash flow hedges and qualified for short-cut method treatment under SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." As such, the Company assumed there was no ineffectiveness of these hedge contracts, and accordingly, no gain or loss was recorded in the income statement relative to the changes in fair value of these interest rate swap contracts, but instead the changes in fair value of the contracts were reflected in other comprehensive income (loss). There were no other interest rate-related derivative contract agreements entered into by the Company during 2001 or to-date in 2002.

         On October 31, 2002, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on December 16, 2002 to stockholders of record on November 18, 2002.

         The Company has declared and paid quarterly dividends of fifteen cents per share since the second quarter of 1996. Management currently expects to continue this level of quarterly dividend. None of the Credit Agreement covenants, under normal business conditions, materially limit the Company's ability to pay such dividends, and the Company does not currently anticipate any change in business conditions of a nature that would cause future restrictions on dividend payments as a result of its need to maintain these financial ratios.

         During 1998, Papeteries de Mauduit S.A.S. ("PdM"), a wholly-owned indirect French subsidiary of the Company, entered into an agreement with one of its vendors in connection with PdM's purchases of calcium carbonate, a raw material used in the manufacturing of some paper products. The vendor agreed to construct and operate an on-site plant at the Quimperle, France mill at a capital cost of approximately 40 million French franc ($6.0 million at the September 30, 2002 exchange rate). If PdM buys less than the minimum purchase commitments under the agreement, for reasons not permitted under the agreement, the vendor can terminate the contract and require PdM to pay the vendor the then net book value of the building and equipment, determined using a straight-line method of depreciation over the life of the agreement, which amount was approximately $4.4 million at September 30, 2002, as well as costs to dismantle the mill and severance pay for the employees, together estimated at approximately $0.4 million. During the first six months of 2002, PdM determined that the slurry form calcium carbonate produced by the on-site plant was causing variations in some of its products. The agreement provides generally that use of the slurry-form calcium carbonate will not have a notable effect on PdM's products compared to their production using the dry form of calcium carbonate provided by the same vendor. As a result of the product variation it was detecting, PdM purchased less than the minimum purchase commitments of slurry-form calcium carbonate produced by the on-site plant during the first six months of 2002 and substituted dry form calcium carbonate from the same vendor in its place. The on-site plant continues to operate and supply a portion of PdM's calcium carbonate requirements and PdM is working to develop alternative solutions to address the quality issues associated with calcium carbonate produced by the on-site plant. The quality problems with the slurry form calcium carbonate continued in the third quarter, but PdM has undertaken efforts to mitigate the issues associated with use of the slurry, which may allow it to increase its consumption of the slurry. As a result of these efforts, during the third quarter, PdM purchased more than the minimum purchase commitments under the contract and also expects to do so during the fourth quarter, but PdM may be under the minimum purchase commitments for the full year 2002. Since the amount of slurry form calcium carbonate purchased from the vendor has been less than the original amount contemplated, the vendor has requested payment for a reduction in the contractual quantity discounts that had been provided to PdM, to which PdM disagrees. While the outcome is uncertain, the Company currently expects this matter to be resolved without any material impact on the results and financial position of the Company on a consolidated basis and of the French business segment.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

         Primarily as a result of reduced market values of the Company's U.S. pension plan assets, the Company contributed $3.9 million to its U.S. pension plan trust during the third quarter of 2002. The Company currently anticipates that additional funds may be contributed over the next year or more in order to restore the plan to an improved funded status as it relates to the associated pension benefit obligations.

         The Company's ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, stockholder dividends, pension plan contributions and working capital. Other than expenditures associated with capital projects, the Company had no material outstanding commitments as of September 30, 2002.

         The Company believes its cash flow from operations, together with borrowings available under its revolving credit and other credit facilities, will be sufficient to fund its ongoing cash requirements.

NEW ACCOUNTING STANDARDS

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method of accounting. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations ceases upon adoption of SFAS No. 142. The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of these new accounting standards had no material effect on the Company's financial statements.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Although SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains most of the concepts of that standard, except that it eliminates the requirement to allocate goodwill to long-lived assets for impairment testing purposes and it requires that a long-lived asset to be abandoned or exchanged for a similar asset be considered held and used until it is disposed, i.e. the depreciable life should be revised until the asset is actually abandoned or exchanged. Also, the new standard includes the basic provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business, where that component can be clearly distinguished from the rest of the entity. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of this new accounting standard had no material effect on the Company's financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and the amendments of SFAS No. 13, "Accounting for Leases" are all changes in accounting standards with no current implications on the Company's accounting and reporting.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for such activities initiated after December 31, 2002. SFAS No. 146 bases accrual of an exit or disposal cost on the existence of a liability that constitutes an "obligation" as defined in FASB Concept Statement No. 6, "Elements of Financial Statements", which is different from the concept of an expected cost that was the underpinning of Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146, which is effective for the Company beginning January 1, 2003, will be used to establish the timing of recognition of costs in connection with exit or disposal activities, if any, initiated after December 31, 2002.

OUTLOOK

         The markets for the Company's products are expected to remain relatively stable through the remainder of 2002. Cigarette production in the United States is expected to continue to decline as a result of lower domestic cigarette consumption and expected declines in exports of cigarettes manufactured in the United States. Sales volumes of tobacco-related papers of the Company's U.S. business segment appear to have somewhat stabilized as the negative impact of lower U.S. cigarette production is being partially offset by the Company's increased market share within the North American market. For the French business segment, trends of improvement are expected to continue in tobacco-related paper sales in several key markets. Sales of tobacco-related papers within the Brazilian market appear to be relatively stable, and the Company's Brazilian business continues to benefit from increased sales to Latin American countries outside of Brazil.

         Total sales volumes of the Company's Brazilian business are expected to be relatively stable in the fourth quarter of 2002 compared with the comparable period of 2001 following the exit of the printing and writing uncoated papers market in Brazil in mid-2001. Without the sale of the marginally profitable printing and writing uncoated papers, an improved mix of products sold and better operating results are expected for full-year 2002 compared with 2001 as a result of the restructuring of the Brazilian operations.

         In July 2002, the Company was advised by Souza Cruz S.A., SWM-B's largest customer, that the exclusive supply agreements for tobacco-related papers and for coated papers will not be renewed under their existing terms. The current agreements are scheduled to expire in February 2004, at which point, in accordance with the terms of the respective contracts, phase-out periods would commence. Although this notification was necessary in order for the tobacco-related papers agreement to not automatically renew for an additional three-year term, the Company believes it is the expectation of both parties to maintain a mutually beneficial commercial relationship for both tobacco-related and coated papers.

         If the strengthening of the euro versus the U.S. dollar, which occurred during the first half of 2002, is maintained or continues, there should be a positive impact on the Company's reported net sales in future periods, however, this is not expected to have an immediate material impact on the Company's profitability. The benefits of translating the Company's French business unit's financial results into U.S. dollars at a more favorable exchange rate are essentially offset by the decline in profit margin in France for sales that are denominated in U.S. dollars. Continued strengthening of the euro could, however, support a firming of industry sales pricing in the future.

         The per ton cost of wood pulp appears to have reached the bottom of the pulp price cycle and, during the fourth quarter of 2002, per ton wood pulp costs are expected to be somewhat above the level of the comparable period of the prior year.

         In the first nine months of 2002, the Company's energy costs in France and in the United States were lower than in the comparable period of 2001, while electricity rates were somewhat higher in Brazil. The Company expects this trend to continue for the remainder of 2002, although the positive benefit in the fourth quarter is expected to be less than in the prior quarters of the year. The Company expects its energy costs

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

overall to be lower in 2002 than in 2001, although this benefit is expected to be largely offset by higher insurance expenses, primarily property insurance, and increased compensation and benefit costs, including higher medical and pension expenses.

         During the fourth quarter of 2001, the Company completed the construction phase of the banded cigarette paper project to modify certain of the Company's paper machines and related manufacturing equipment at the Spotswood mill to produce commercial quantities of a new proprietary banded cigarette paper for Philip Morris. The banded cigarette paper project had a negative impact on 2001 financial results because of additional expenses associated with its implementation. Except for costs incurred in connection with the strike, Spotswood mill operating costs are expected to continue to improve in 2002 compared with 2001.

         In recent years, certain governmental entities in the United States have considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when cigarettes are not being actively smoked. The State of New York enacted a law directing that such a set of requirements be implemented beginning in mid-2003. Legislation was proposed in the U.S. Congress during April 2002 for the development of a national standard for reduced ignition propensity cigarettes. Cigarette manufacturers are in varying stages of development of cigarettes having such characteristics and have not finalized their plans. While the joint development effort by the Company and Philip Morris of banded cigarette paper was undertaken in advance of legislative initiatives, this product may make a cigarette less likely to ignite certain fabrics. The Company's banded cigarette paper project is expected to benefit future periods, although it is not expected to result in a significant increase in the production and sale of banded cigarette paper during 2002. In addition to banded cigarette paper, the Company is actively involved in the development of a print-banded reduced fire risk technology based on a number of patents it holds or sublicenses concerning that technology and has taken steps to make limited commercial capacity available for this product.

         The Company expects its consolidated effective income tax rate to be approximately 34 percent during the fourth quarter of 2002 and in 2003, primarily as a result of a decline in the French corporate income tax rate from
36.3 percent for 2001 to 35.3 percent for 2002 and from increased profitability in Brazil which has the Company's lowest income tax rate.

         Including capital spending associated with the RTL production expansion project at LTRI, the Company expects its capital spending to total approximately $32 million for full-year 2002 and approximately $60 million in 2003.

         During 2000, the Company's Board of Directors authorized the repurchase of shares of the Company's common stock during the period January 1, 2001 through December 31, 2002 in an amount not to exceed $20 million. Through September 30, 2002, the Company had made no repurchases of its common stock under this program. However, to the extent that funds are available, the Company may consider purchases of Company stock during the fourth quarter of 2002 dependent upon various factors, including cash availability, the stock price and strategic opportunities.

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this report, particularly in the foregoing discussion regarding the "Outlook" of the Company, constitute forward-looking statements, generally identified by, but not limited to, phrases such as "the Company expects" or "the Company anticipates", as well as by use of words of similar effect, such as "appears", "could", "should", "may" and "typically". This report contains many such forward-looking statements, including statements regarding management's expectations of future selling prices for the Company's products, the Company's anticipated market shares, future market prices for wood pulp used by the Company, expected sales volumes trends, expected declines in export sales by domestic cigarette manufacturers, expected banded cigarette paper sales volumes, new product introductions, mill operations, pension plan contributions, anticipated energy, compensation, benefit and insurance costs, anticipated financial and operational results, anticipated capital spending, RTL production capacity, amount of internally generated funds, available bank credit facility borrowing capacity, anticipated effective income tax rate, anticipated tax and other governmental actions, foreign currency exchange impacts, contingencies, anticipated common stock share repurchases and other expected transactions of the Company. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the results of the Company will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates. The above-mentioned important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 2002 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. In addition to those mentioned above, certain factors that could cause the Company's future results to differ materially from those expressed in any such forward-looking statements are discussed in the Company's 2001 Annual Report on Form 10-K, Part II, Item 7, under the headings "Critical Accounting Policies" and "Factors That May Affect Future Results."

ITEM 4.  SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
         CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chairman of the Board and Chief Executive Officer and its Chief Financial Officer and Treasurer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) within 90 days prior to the filing of this report. Based on this evaluation, they have concluded that the Company's disclosure controls system is functioning effectively to provide reasonable assurance that the information required to be disclosed is accumulated and communicated to management, including the Company's Chairman of the Board and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding disclosure. The Company's disclosure controls system is based upon a chain of financial and general business reporting lines that converge in the headquarters of the Company. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports it files or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies or material weaknesses.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc.
Alpharetta, Georgia

We have reviewed the accompanying consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries as of September 30, 2002, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001, and the related statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2002 (January 31, 2002 as to Note 5), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ DELOITTE & TOUCHE LLP


Atlanta, Georgia
October 28, 2002

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         Effective November 1, 2002, Mr. Thierry Bellanger was appointed President, French Operations for the Company, reporting to Mr. Jean-Pierre Le Hetet, Chief Operating Officer. Formerly, both of these positions were held by Mr. Le Hetet. Mr. Bellanger was formerly Director of Paper Operations for the French business unit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    15. Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

(b) Reports on Form 8-K:

    The registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Schweitzer-Mauduit International, Inc.
                        (Registrant)



By: /s/ PAUL C. ROBERTS                      By: /s/ WAYNE L. GRUNEWALD
   --------------------------------             -------------------------------
    Paul C. Roberts                              Wayne L. Grunewald
    Chief Financial Officer and                  Controller
    Treasurer                                    (principal accounting officer)
    (duly authorized officer and
    principal financial officer)

November 13, 2002                                November 13, 2002

                                 CERTIFICATIONS

I, Wayne H. Deitrich, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Schweitzer-Mauduit International, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002



                                       /s/ WAYNE H. DEITRICH
                                       ----------------------------
                                       Wayne H. Deitrich
                                       Chairman of the Board and
                                       Chief Executive Officer

I, Paul C. Roberts, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Schweitzer-Mauduit International, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002



                                       /s/ PAUL C. ROBERTS
                                       ---------------------------
                                       Paul C. Roberts
                                       Chief Financial Officer and
                                       Treasurer

                     SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                               DESCRIPTION
-------                                              -----------

15.            ---  Letter from Deloitte & Touche LLP regarding unaudited interim financial information.