Form 10-K
period 2002-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2003-03-07
CIK 1000623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-13948

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1612879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 North Point Center East, Suite 600 Alpharetta, Georgia (Address of principal executive offices)	30022-8246 (Zip Code)

1-800-514-0186

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common stock, par value $.10 per share (together with associated preferred stock purchase rights)	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒               No     ☐.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes     ☒               No     ☐.

      As of February 28, 2003, 14,922,357 shares of the Corporation’s common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding, and the aggregate market value of the common stock on such date (based on the closing price of these shares on the New York Stock Exchange) held by non-affiliates was approximately $343 million.

(Continued)

Documents Incorporated by Reference

     Schweitzer-Mauduit International, Inc.’s 2003 Proxy Statement, filed with the Commission dated March 13, 2003, contains certain of the information required in this Form 10-K, and portions of that document are incorporated by reference herein from the applicable sections thereof. The following chart identifies the sections of this Form 10-K which incorporate by reference portions of the Company’s 2003 Proxy Statement. The Items of this Form 10-K, where applicable, specify which portions of such document are incorporated by reference. The portions of such document that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.

Document of Which Portions	Items of this Form 10-K
are Incorporated by Reference	in Which Incorporated

2003 Proxy Statement	Part III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

PART I

ITEM 1.     BUSINESS

Background

      Schweitzer-Mauduit International, Inc. (“SWM”), headquartered in the United States of America (“United States” or “U.S.”), was incorporated in Delaware on August 21, 1995 as a wholly-owned subsidiary of Kimberly-Clark Corporation (“Kimberly-Clark”) in the tax-free spin-off of Kimberly-Clark’s U.S., French and Canadian business operations that manufacture and sell tobacco-related papers and other specialty paper products. Pursuant to a distribution agreement dated October 23, 1995, Kimberly-Clark distributed to its stockholders all of the common stock of SWM on November 30, 1995. As a result of the spin-off, SWM became an independent public company, with its common stock listed on the New York Stock Exchange. As used herein, the “Company” means SWM, SWM and its several subsidiaries or, as determined by the context, one or more of its several subsidiaries.

      The Company’s wholly-owned direct subsidiaries are Schweitzer-Mauduit Canada, Inc. (“SM-Canada”) and Schweitzer-Mauduit Spain, S.L. (“SM-Spain”), a holding company organized under the Spanish holding company regime and the primary foreign investment holding company for SWM, and together SWM and SM-Canada wholly-own Schweitzer-Mauduit International China, Limited, a currently inactive holding company incorporated in Hong Kong. The Company indirectly through SM-Spain has subsidiaries in France and Brazil. SM-Spain owns directly 100 percent of Schweitzer-Mauduit France S.A.R.L., a French corporation (“SMF”), 72 percent of the issued and outstanding shares of LTR Industries S.A., a French corporation (“LTRI”), and 100 percent of Schweitzer-Mauduit Holding S.A.R.L., a French corporation (“SMH”), which in turn owns 100 percent of Schweitzer-Mauduit Industries S.A.R.L., a French corporation (“SMI”). SMH and SMI are currently inactive holding companies. SMF, directly or indirectly, owns 100 percent of three principal French operating subsidiaries, Papeteries de Mauduit S.A.S. (“PdM”), Papeteries de Malaucène S.A.S. (“PdMal”) and Papeteries de Saint-Girons S.A.S. (“PdStG”). SM-Spain also owns directly 99.99 percent of the issued and outstanding shares of Schweitzer-Mauduit do Brasil S.A., a Brazilian corporation (“SWM-B”). The Company does not have any unconsolidated subsidiaries, joint ventures or special purpose entities.

      Financial information about foreign and domestic operations, contained under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” appearing in Part II, Item 7 herein and in Notes 5, 6 and 13 (“Debt”, “Income Taxes” and “Business Segments and Geography,” respectively,) to Consolidated Financial Statements contained in “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” appearing in Part II, Item 8 herein, are incorporated in this Item 1 by reference.

Description of the Business

      General. Schweitzer-Mauduit International, Inc. is a diversified producer of premium specialty papers and the world’s largest supplier of fine papers to the tobacco industry. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products, which comprised 93 percent, 91 percent and 88 percent of the Company’s 2002, 2001 and 2000 consolidated net sales, respectively, include cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette (“Cigarette Papers”), reconstituted tobacco leaf (“RTL”) for use as filler in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging. These products are sold directly to the major tobacco companies or their designated converters in North and South America, Western and Eastern Europe, Asia and elsewhere.

      Products. Each of the three principal types of paper used in cigarettes — cigarette, plug wrap and tipping papers — serves a distinct purpose in the function of a cigarette.

      Cigarette paper wraps the column of tobacco in a cigarette. Certain properties of cigarette paper, such as basis weight, porosity, opacity, tensile strength, texture and burn rate must be controlled to tight tolerances.

Many of these characteristics are critical to meet the requirements of high-speed production processes utilized by cigarette manufacturers as well as their desired attributes of finished cigarettes such as reduced ignition propensity or reduced deliveries of tobacco-related smoke constituents.

      Plug wrap paper forms the outer layer of a cigarette filter and is used to hold the filter materials in a cylindrical form. Conventional plug wrap is manufactured on flat wire paper machines using wood pulp. Porous plug wrap, a highly air permeable paper, is manufactured on inclined wire paper machines using a furnish consisting of “long fibers,” such as abaca, and wood pulp. Porosity, a measure of air flow permeability, ranges from a typical level of less than 100 Coresta on conventional plug wrap to 35,000 Coresta on high porosity papers. High porosity plug wrap is sold under the registered trademark POROWRAP® and is used on filter-ventilated cigarettes. High porosity papers can also be used for such specialty products as battery separator paper.

      Tipping paper, produced in white or buff color, joins the filter element to the tobacco-filled column of the cigarette. The ability to produce tipping paper which is both printable and glueable at high speeds is critical to producing a cigarette with a distinctive finished appearance.

      Reconstituted tobacco is used by manufacturers of cigarettes, cigars and other tobacco products. The Company currently produces reconstituted tobacco in two forms: leaf or “RTL” in France, which is manufactured by LTRI, and wrapper and binder in the United States. RTL is used by manufacturers of cigarettes primarily as a filler that is blended with virgin tobacco as a design aid to achieve certain attributes of finished cigarettes, such as taste characteristics and reduced deliveries of tobacco-related smoke constituents, and to cost-effectively utilize tobacco leaf by-products. Wrapper and binder are reconstituted tobacco products used by manufacturers of machine-made cigars. Binder is used to hold the tobacco leaves in a cylindrical shape during the production process. Wrapper is used to cover the outside of the cigar, providing a uniform, finished appearance.

      The Company’s non-tobacco industry products include lightweight printing and writing papers, coated papers for packaging and labeling applications, business forms, furniture laminates, battery separator paper, drinking straw wrap, filter papers and other specialized papers primarily for the North American, Western European and Brazilian markets. Like porous plug wrap, certain of these non-tobacco industry products use a furnish consisting of long fibers. These products are generally sold directly to converters and other end-users. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine utilization.

      Business Segments. The Company is operated and managed based on the geographical location of its manufacturing operations: the United States, France and Brazil. As such, these geographical operations also represent the Company’s business segments for reporting purposes. These business segments manufacture and sell cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette, reconstituted tobacco products and paper products used in cigarette packaging. While the products are similar in each segment, they vary based on customer requirements and the manufacturing capabilities of each of the operations. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

      Markets and Customers. The Company’s U.S. business primarily supplies the major, and many of the smaller, cigarette manufacturers in North America, and also has significant sales in South America and Japan. The customer base for the U.S. operations consists of more than 100 customers in approximately 30 countries. The Company’s French businesses rely predominantly on worldwide exports, primarily to Western Europe, Asia, Eastern Europe and the former Commonwealth of Independent States, and, in lesser but substantial amounts, to Africa, the Middle East and Australia. The customer base for the French operations consists of a diverse group of over 200 customers in more than 80 countries. The Company’s Brazilian business primarily supplies customers in Brazil, but with increasing sales to other South American countries. The current customer base of the Brazilian operations consists of the cigarette manufacturers in Brazil, as well as approximately 20 customers in approximately five countries outside Brazil. Customers of all three business units include international tobacco companies, regional tobacco manufacturers and government monopolies.

      Philip Morris Incorporated (“Philip Morris”), including its subsidiaries, and B.A.T. Industries PLC (“BAT”), including its U.S. subsidiary Brown & Williamson Tobacco Corporation, its Brazilian subsidiary Souza Cruz S.A. (“Souza Cruz”) and its other subsidiaries, are the Company’s two largest customers. Philip Morris and BAT, together with their respective affiliates and designated converters, accounted for approximately 28 percent and 19 percent, respectively, of the Company’s 2002 consolidated net sales. Although the loss of one or both of these large customers could have a material adverse effect on the Company’s results of operations, this is not considered likely given the significant share that SWM’s capacity represents of the total world-wide supply available to meet the demand for cigarette-related fine papers.

      Philip Morris Supply Agreement. Since January 1, 1993, the Company’s U.S. unit has been the single source of supply of Cigarette Papers to Philip Morris’ U.S. operations. In December 2002, Philip Morris and the Company reached agreement to extend the Second Amended and Restated Supply Agreement for Fine Paper Supply (“Second Amended Supply Agreement”). This agreement extends the Company’s position as the supplier of Cigarette Papers to Philip Morris’ U.S. operations through December 31, 2006, except that Philip Morris has the continuing right to acquire up to ten percent of its prior-year purchases of Cigarette Papers from other suppliers, although to-date it has chosen not to do so. By its terms, the current extension to the Second Amended Supply Agreement automatically renews for two additional successive terms of two years each unless either party gives notice of non-renewal 24 months before the end of the then-current contract term. If a decision is made to terminate, the agreement provides for a two-year phase-out period during the last 24 months of the then-current contract term. Further, a June 2000 notice to proceed, given in accordance with the terms of an addendum to the Second Amended Supply Agreement, initiated an exclusive supply arrangement with Philip Morris U.S.A. for a new jointly developed banded cigarette paper that may make a cigarette less likely to ignite certain fabrics. In May 2000, the Company began to produce small quantities of banded cigarette paper to support Philip Morris’ limited commercial sales of cigarettes made with such paper. Philip Morris and the Company also have entered into a licensing and royalty agreement covering future commercialization of this new paper.

      Souza Cruz Supply Agreements. On February 2, 1998, as part of the Company’s agreement to purchase a Brazilian specialty paper manufacturer named Companhia Industrial de Papel Pirahy (“Pirahy”), the predecessor of the Company’s Brazilian operations, SWM-B entered into two exclusive supply agreements with its former owner and its largest customer, Souza Cruz, to supply all of Souza Cruz’s needs for papers which SWM-B is capable of producing. The supply agreements for tobacco-related papers and coated paper used in the packaging of cigarette products, as amended in February 2000, have initial terms of six years through February 1, 2004 and phase-out periods of 18 months and 12 months, respectively. In July 2002, the Company was advised by Souza Cruz that these exclusive supply agreements will not be renewed under their existing terms. Although this notification was necessary in order for the tobacco-related papers agreement to not automatically renew for an additional three-year term, the Company believes it is the expectation of both parties to maintain a mutually beneficial commercial relationship following the expiration of the current supply agreements.

      Employee and Labor Relations. As of December 31, 2002, the Company had 3,337 regular full-time active employees of whom 587 hourly employees and 292 salaried employees were located in the United States and Canada, 1,146 hourly employees and 671 salaried employees were located in France and 596 hourly employees and 45 salaried employees were located in Brazil.

      North American Operations — Hourly employees at the Lee, Massachusetts, Spotswood, New Jersey and Ancram, New York mills are represented by locals of the Paper, Allied-Industrial, Chemical and Energy Workers International Union (“PACE”). Following a five-week strike in the summer of 2002 during which the mill continued to operate, a new two-year collective bargaining agreement was ratified for the Spotswood mill expiring on July 28, 2004. Also during 2002, a new three-year collective bargaining agreement was reached for the Lee mills expiring on July 31, 2005. A three-year collective bargaining agreement was signed during 2001 for the Ancram mill expiring on September 30, 2004. The strike at the Spotswood mill was the first such work stoppage at any of these locations for approximately 25 years. The Company believes employee and union relations continue to be positive.

      The fiber operations of the Company’s Canadian subsidiary are non-union. The Company believes that employee relations are positive.

      French Operations — Hourly employees at the Company’s mills in Quimperlé, Malaucène, Saint-Girons and Spay, France are union represented. A new one-year collective bargaining agreement has been signed in 2003 in Spay expiring February 29, 2004. New two-year collective bargaining agreements were signed in 2002 in Malaucène and Quimperlé expiring December 31, 2003 and in Saint-Girons expiring April 30, 2004. Over the years, there have been intermittent work stoppages lasting from a few hours to several days. The Company believes that, overall, employee relations are positive and comparable to similar French manufacturing operations.

      Brazilian Operations — Hourly employees at the Pirahy mill are represented by a union. The current annual collective bargaining agreement expires on May 31, 2003. The Company believes that, overall, employee relations are positive and comparable to similar Brazilian manufacturing operations.

      Raw Materials and Energy. Wood pulp is the primary fiber used in the Company’s operations. These operations consumed approximately 96,000 and 105,000 metric tons of wood pulp in 2002 and 2001, respectively, all of which was purchased. Company operations also use other cellulose fibers, the most significant of which are in the form of flax fiber and tobacco leaf by-products, as the primary raw materials for the Company’s Cigarette Papers and reconstituted tobacco products, respectively. While tobacco leaf by-products are generally the property of the cigarette manufacturer for whom the reconstitution is contracted, the Company and LTRI purchase some tobacco leaf by-products for use in the production of RTL and wrapper and binder products. In addition to cellulose fibers, the Company’s operations use calcium carbonate as another significant raw material in the production of many of its paper products. Calcium carbonate, or chalk, is used in the production of Cigarette Papers, as well as in certain other of the Company’s paper products, to provide certain qualities and characteristics, as well as end-product performance attributes.

      Flax straw is purchased and subsequently processed into flax tow at processing facilities in Canada and France. The flax tow is then converted into flax pulp at pulping facilities in the United States and France. Flax tow and flax pulp are also purchased externally, but these purchases only represent approximately 30 percent of the flax pulp currently consumed by the Company’s operations in the United States, France and Brazil. Certain specialty papers are manufactured by the Company’s operations in France, requiring small amounts of other cellulose fibers, all of which are purchased.

      All of the Company’s needs for calcium carbonate are purchased. The Company’s Quimperlé mill in France and Pirahy mill in Brazil have third-party vendor-operated calcium carbonate plants on-site which supply significant quantities toward the needs of those mills. In addition, the Company’s mills also purchase calcium carbonate produced by vendors at plants not on-site at the Company’s mills.

      The Company believes that the raw materials purchased by the Company are readily available from several sources and that the loss of a single supplier would not have a material adverse effect on the Company’s ability to procure needed raw materials from other suppliers.

      The papermaking processes use significant amounts of energy, primarily electricity and natural gas, to run the paper machines and other equipment used in the manufacture of pulp and paper. In France and in the United States, availability of energy is generally not expected to be an issue, although prices can fluctuate significantly based on variations in demand. In Brazil, where that country’s production of electricity is heavily reliant upon hydroelectric plants, availability of electricity has been affected in the past by weather and rain variations. The Company’s Brazilian business currently has a sufficient supply of energy to continue its current level of operation.

      Working Capital. The Company normally maintains approximately 30 to 60 days of inventories to support its operations. The Company’s sales terms average between 30 and 60 days for payment by its customers, dependent upon the products and markets served. For a portion of the Company’s business, particularly the Company’s French businesses’ export sales, extended terms are provided. With respect to the Company’s accounts payable, the Company typically carries approximately a 30 to 60 day level, in accordance with its purchasing terms, which vary by business segment. The accounts payable balance varies in relationship to changes in the Company’s manufacturing operations, particularly due to changes in prices of wood pulp and the level and timing of capital expenditures related to projects in progress.

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

      Cigarette Paper — Management believes that the Company has an estimated 65 to 70 percent share of the North American cigarette paper market. RFS Ecusta Inc. (“Ecusta”), a subsidiary of Purico (IOM) Ltd., was the Company’s sole domestic competitor in the sale of cigarette paper in North America until it ceased operations in the third quarter of 2002 and subsequently declared bankruptcy. With the deteriorating condition of Ecusta’s business during 2002, the Company along with European suppliers, such as Wattens GmbH (“Wattens”), an Austrian subsidiary of Trierenberg Holding (“Trierenberg”), and Miquel y Costas & Miquel S.A., a Spanish corporation (“Miquel y Costas”), increased their shares of the North American market. Management believes that the bases of cigarette paper competition are security of supply, price, consistent quality, level of technical service and performance requirements of the customer’s cigarette-making equipment.

      The principal competitors of the Company’s French cigarette paper businesses are Wattens, Miquel y Costas and Julius Glatz GmbH, an independent German company. PdM and PdStG, indirect wholly-owned subsidiaries of the Company in France, sell approximately 70 percent of their products in Western Europe and Asia. Management believes that the bases of competition for PdM’s and PdStG’s products are the same as for the Company’s U.S. business.

      The principal competitors of the Company’s Brazilian cigarette paper business are Wattens, Miquel y Costas and Cartieira Del Maglio S.p.A, an independent Italian company. SWM-B has an estimated 80 percent share of the cigarette paper market in Brazil and an estimated 60 to 65 percent share of the cigarette paper market in South America. Management believes that the bases of cigarette paper competition for SWM-B are the same as for the Company’s U.S. business.

      Plug Wrap Paper — Management believes that the Company’s U.S. business has an estimated 75 to 80 percent share of the North American market for plug wrap papers. The remainder of the North American market is shared by two competitors: Miquel y Costas and Wattens. The Company’s French businesses hold an estimated 60 percent of the Western European high porosity plug wrap market. Wattens is the Company’s principal competitor in that market. Through the Brazilian business’ supply of conventional plug wrap papers and the U.S. business’ supply of porous plug wrap papers, the Company has an estimated 70 percent share of the South American market for plug wrap papers. Miquel y Costas and Wattens are the Company’s principal competitors in that market.

      Management believes that the primary basis of competition for high porosity plug wrap is technical capability with price being a less important consideration. On the other hand, conventional plug wrap entails less technical capability with the result that price and quality are the primary bases of competition.

      Tipping Paper — Management believes that the Company’s U.S. business has an estimated 60 to 65 percent share of the North American market for base tipping paper which is subsequently printed by converters. Its principal competitor in this market is Tervakoski Oy, a Finnish subsidiary of Trierenberg. Sales of tipping paper by Ecusta, which was previously a major competitor of the Company in the tipping paper market, declined and eventually ceased during 2002 (see comment under “Cigarette Paper” above). Management believes that the bases for competition are consistent quality, price and, most importantly, the ability to meet the runnability and printability requirements of converting equipment and high-speed cigarette-making machines.

      PdMal, another of the Company’s indirect wholly-owned French subsidiaries, operates a tipping paper mill in Malaucène, France, and ranks among the largest converted tipping paper producers in Western Europe, with an estimated 15 percent market share. PdMal produces printed and unprinted, and laser and electrostatically perforated tipping papers. PdMal’s principal European competitors are Tann-Papier GmbH, an Austrian subsidiary of Trierenberg, Benkert GmbH (Germany) and Miquel y Costas. Management believes that the bases of competition for perforated tipping paper in Europe are perforation technology, consistent quality and price.

      The Company’s Brazilian business has an estimated 65 to 70 percent share of the South American market for base tipping paper which is subsequently printed by converters. The Company’s principal competitor in Latin America is Miquel y Costas. Management believes that the bases of tipping paper competition for SWM-B are the same as for the Company’s U.S. business.

      Reconstituted Tobacco — LTRI is the leading independent producer of RTL. Management believes that the basis of competition in this market is primarily quality. However, sales volumes are influenced by worldwide virgin tobacco prices as lower prices of virgin tobacco may result in lower reconstituted tobacco sales volumes.

      LTRI’s principal competitors are (i) R.J. Reynolds Tobacco Company, which produces RTL for both internal and external use, (ii) Yelets, an affiliate of Japan Tobacco Inc. which operates in Russia, (iii) B.V. Deli-HTL Tabak Maatschappiji B.V., an independent producer which operates in Holland, and (iv) cigarette companies such as Philip Morris and BAT, which produce RTL primarily for internal use.

      Management estimates that approximately 50 percent of reconstituted cigar wrapper and binder used in the U.S. market is produced internally by domestic cigar manufacturers. The Company’s Ancram mill and Nuway Tobacco, a cast process manufacturer, produce the balance.

      Other Products — As noted above, the Company and its subsidiaries produce papers for lightweight printing and writing, coated papers for packaging and labeling applications, business forms, furniture laminates, battery separator papers, wrapping paper for drinking straws, filter papers and other specialized papers. Management believes that price is the primary basis of competition for drinking straw wrap, printing and writing and filter papers, while consistent quality and customer service are believed to be the primary competitive factors for battery separator and business forms papers. The Company does not possess a significant market share in any of the above segments, except for battery separator papers, where it holds approximately 25 percent of the worldwide market. The Company continues, to the extent feasible, to convert its production of less profitable papers to more profitable niche applications.

      Research and Development; Patents and Trademarks. The Company has research and laboratory facilities in Spay, France, Santanésia, Brazil and Alpharetta, Georgia and employs more than 50 research personnel. The Company is dedicated to developing Cigarette Papers, reconstituted tobacco and non-tobacco paper product innovations and improvements to meet the needs of individual customers. The development of new components for tobacco products and the development of new non-tobacco paper products are the primary focuses of these research and development functions, including several development projects for the Company’s major customers. The Company expensed $7.6 million in both 2002 and 2001 and $6.3 million in 2000 on product research and development.

      The Company believes that its research and product development capabilities are unsurpassed in the industry and have played an important role in establishing the Company’s reputation for high quality, superior products. The Company’s commitment to research and development has enabled the Company, for example, to (i) produce high-performance papers designed to run on the high-speed manufacturing machines of its customers, (ii) produce papers to exacting specifications with very high uniformity, (iii) produce cigarette paper with extremely low basis weights, (iv) produce highly porous cigarette and plug wrap papers, and (v) produce papers with other specifically engineered properties required for end-product performance attributes. The Company also believes it is in the forefront of the specialty paper manufacturing process, having invested heavily in modern technology, including on-line banding capabilities for reduced ignition propensity cigarette papers, laser technology and modern paper-slitting equipment. The Company believes that its commitment to research and development, coupled with its investment in new technology and equipment, has positioned the Company to take advantage of growth opportunities abroad where the demand for American-style premium cigarettes continues to increase.

      As of December 31, 2002, the Company and its subsidiaries collectively owned 154 patents and had pending 59 patent applications covering a variety of Cigarette Papers, RTL and cigar wrapper and binder products and processes in the United States, Western Europe and several other countries. The Company believes that such patents, together with its papermaking expertise and technical sales support, have been instrumental in establishing it as the leading worldwide supplier of Cigarette Papers, RTL and reconstituted wrapper and binder made by the papermaking process.

      Management believes that the Company’s “POROWRAP®” trademark for highly porous plug wrap paper, the “PDM” logo and the “JOB PAPIER A CIGARETTES”, “PAPETERIES DE MAUDUIT” and “SCHWEITZER” trade names also have been important contributors to the marketing of the Company’s products.

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

      The French businesses do maintain records of order backlogs. For Cigarette Papers, the order backlog was approximately $45 million and $30 million on December 31, 2002 and 2001, respectively. This represented approximately 64 and 48 days of Cigarette Paper sales for the French businesses in 2002 and 2001, respectively. LTRI’s RTL business operates under a number of annual supply agreements. The order backlog for RTL was approximately $85 million and $59 million on December 31, 2002 and 2001, respectively.

      The Brazilian business does not calculate or maintain records of order backlogs. Approximately one-half of its sales are to Souza Cruz, its largest customer. Souza Cruz provides forecasts of its future demand, typically eight weeks in advance, in order for the Brazilian operations to manage production and ensure a sufficient supply to meet Souza Cruz’s anticipated requirements.

      Sales of the Company’s products are not subject to seasonal fluctuations, except in the United States where customer shutdowns of one to two weeks in duration typically occur in July and December, and in Brazil where customer orders are typically lower in December due to a January and February holiday season.

      Sales and Distribution. Essentially all sales of tobacco-related products by the U.S., French and Brazilian businesses are sold by the Company’s marketing, sales and customer service organizations directly to cigarette manufacturers or their designated converters, and to cigar manufacturers, except in China where sales are generally made to trading companies for resale to cigarette producers. Most of the Company’s U.S. and French businesses’ non-tobacco related products, which represent approximately five percent of each of their respective net sales, are sold on a direct basis. The Brazilian business’ non-tobacco related products comprise approximately 20 percent of its net sales, substantially all of which are channeled through agents.

      Environmental Matters. Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at the Company’s facilities in the United States, France, Brazil and Canada are estimated to be approximately $5 to $6 million in 2003 and approximately $2 to $4 million in 2004, of which no material amount is the result of environmental fines or settlements. These expenditures are not expected to have a material adverse effect on the Company’s financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in the Company’s plans, changes in legal requirements or other factors.

      Risks for Foreign Operations. In addition to its U.S. operations, the Company has manufacturing facilities in France, Brazil and Canada. The Company, principally through its French and Brazilian subsidiaries, markets and sells products in over 90 countries, many of which are third world markets. While not an exhaustive list of the various risks that may impact its foreign operations, and while the level of risk varies amongst countries, the Company’s operations in foreign countries are subject to possible material international business risks, including unsettled political and economic conditions; expropriation; import and export tariffs, controls and restrictions; monetary exchange controls; inflationary economies; changes in currency value; changes in business and income tax regulations and risks related to restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries.

      Insurance. The Company maintains insurance coverage with reputable insurers in such amounts and against such risks as is customarily maintained by companies of similar size and engaged in similar businesses.

      Available Information. The Company maintains an Internet Web site address at http://www.schweitzer-mauduit.com. The Web site provides background information about the Company, including information on the Company’s history, products, locations and employment opportunities. The Company’s periodic reports on Forms 3, 4 and 5, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as the annual report to stockholders and other information, are available free of charge on or through this Web site as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission. The Company’s Code of Conduct, which applies to all U.S. employees and officers, including the Chief Executive Officer, Chief Financial Officer and Treasurer, and Controller (the principal executive officer, principal financial officer and principal accounting officer, respectively), will be published on the Company’s Web site. Any amendment to or waivers of the Code of Conduct granted to any of the aforementioned officers will also be disclosed on the Company’s Web site. The Company’s Internet Web site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K.

ITEM 2.     PROPERTIES

      As of December 31, 2002, the Company operated eight mills (which include four fiber pulping operations) in the United States, France and Brazil that produce tobacco-related and other specialty papers or reconstituted tobacco products. The Company also operates flax fiber processing operations in France and Canada. The Company or one of its subsidiaries owns each of these facilities and the associated operating equipment except for a flax tow storage facility in Killarney, Manitoba, which is leased. The Company and its subsidiaries maintain administrative and sales offices in Alpharetta, Georgia, in Quimperlé and Paris, France, in Hong Kong, China, in Santanésia and Rio de Janeiro, Brazil and in Madrid, Spain. The Company’s world headquarters are also located in Alpharetta. All of these offices are leased except for the Quimperlé and Santanésia offices, which are owned by PdM and SWM-B, respectively.

      Management believes that each of these facilities is well-maintained, suitable for conducting the Company’s operations and business, and adequately insured.

      Machine operating schedules at all of the Company’s locations are currently at or near capacity, except that the Company has more capacity than is currently being used for long fiber products in France and for all product lines in the United States. Capital projects are in process or planned to increase capacity for cigarette paper on existing equipment in France and Brazil and to increase capacity for RTL in France.

      In addition to the operating equipment listed on the following page, the Company and its subsidiaries have additional equipment which has been taken out of service, has been fully written off and, although the Company continues to evaluate the potential use of idled equipment, there are no current plans to operate or replace this equipment in the future. These pieces of equipment are in various states of condition and may or may not be usable should the Company need additional capacity. Further, it may not be cost-effective to make upgrades that may be necessary to bring this equipment back into service.

      The Company operates at its Lee Mills facility a machine that is owned by Kimberly-Clark. Ownership of the machine was retained by Kimberly-Clark in the 1995 spin-off of the Company as it operates solely for the purpose of producing a proprietary product used as an in-process material by Kimberly-Clark. Under the contract for its continued operation, the current term of which is scheduled to expire in December 2009, the

Company essentially bills Kimberly-Clark the actual costs of operating the machine, including allocations of indirect and fixed overhead costs. While certain of such costs could be eliminated if the contract is not renewed or is otherwise terminated, the Company may be unable to eliminate a portion of the approximately $2 million of indirect and fixed overhead costs that are currently absorbed by that operation.

      The following are locations of the Company’s principal facilities and operating equipment as of December 31, 2002, which are owned by the Company except as noted otherwise:

Production Locations	Equipment	Products

Lee Mills (four mill sites) Lee, Massachusetts	4 Paper Machines Pulping Equipment	Base Tipping and Specialty Papers, Plug Wrap Paper and Straw Wrap Paper
Spotswood Mill Spotswood, New Jersey	6 Paper Machines Pulping Equipment	Cigarette Paper and Straw Wrap Paper
Ancram Mill Ancram, New York	1 Paper Machine 1 Reconstituted Tobacco Wrapper and Binder Machine	Reconstituted Tobacco Wrapper and Binder and Porous Plug Wrap Paper
Fiber Operations Manitoba, Canada	1 Movable Fiber Mill 1 Permanent Fiber Mill	Flax Fiber Processing
Papeteries de Mauduit Mill Quimperlé, France	11 Paper Machines Pulping Equipment	Cigarette Paper, Plug Wrap Paper and Long Fiber Specialties
Papeteries de Malaucène Mill Malaucène, France	1 Paper Machine 4 Printing Presses 11 Laser Perforating Lines 3 Electrostatic Perforating Lines	Tipping and Specialty Papers
Papeteries de Saint-Girons Mill Saint-Girons, France	3 Paper Machines Pulping Equipment 1 Electrostatic Perforating Line	Cigarette Paper, Plug Wrap Paper, Base Tipping and Specialty Papers and Flax Pulp
LTR Industries Mill Spay, France	2 Reconstituted Tobacco Leaf Machines 1 Fiber Mill	Reconstituted Tobacco Leaf, Flax Fiber Processing and Research & Development
Pirahy Mill Santanésia, Brazil	3 Paper Machines 1 Coating Machine	Cigarette Paper, Plug Wrap Paper, Base Tipping, Specialty and Coated Papers

Administrative Locations	Office Space	Function

Alpharetta, Georgia	Leased Office Space	Company World Headquarters, Research & Development, and Administrative and Sales — U.S. Business
Madrid, Spain	Leased Office Space	Administrative Office for International Investments
Quimperlé, France	Owned Office Space	Administrative Office for French Businesses
Paris, France	Leased Office Space	Administrative and Sales Offices for French Businesses
Hong Kong, China	Leased Office Space	Sales Office for French Businesses
Santanésia, Brazil	Owned Office Space	Administrative Offices for Brazilian Business and Research & Development
Rio de Janeiro, Brazil	Leased Office Space	Sales Office for Brazilian Business

ITEM 3.     LEGAL PROCEEDINGS

      The following is a brief description of potentially material legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their properties is subject:

Litigation

     ICMS Matter

      On December 27, 2000, SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro, Brazil concerning Imposto sobre Circulação de Mercadorias e Serviços (“ICMS”), a form of value-added tax, consisting of unpaid ICMS taxes from January 1995 through November 2000, together with interest and penalties in the total amount of approximately $13.6 million, based on the foreign currency exchange rate at December 31, 2000 (collectively, the “Assessment”). The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. A portion of the Assessment, estimated at December 31, 2000 at approximately $6.9 million, related to tax periods that predated the Company’s acquisition of Pirahy and is covered by an indemnification from the sellers of Pirahy (“Assessment 1”). The second assessment pertains exclusively to periods that SWM-B owned the Pirahy mill (“Assessment 2”). While SWM-B is primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owner under the indemnification.

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

      Administrative appeals were filed on the Assessment, and in April 2001 and August 2001 decisions were rendered on these administrative appeals. The State of Rio de Janeiro tax authorities denied the appeal of Assessment 2 in its entirety and reduced the original amount of Assessment 1 by approximately $1.6 million based on SWM-B’s argument that Assessment 1 covered periods barred by the applicable statute of limitations. Following these decisions at the administrative level, judicial actions to annul the tax and to enjoin enforcement of the Assessment pending adjudication were filed in Rio de Janeiro on behalf of SWM-B. The courts issued injunctions, which were upheld on appeal, against enforcement of the Assessment without the requirement for any bond or posting of other collateral by SWM-B, pending final determination of SWM-B’s action to annul the tax debts. SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, the final resolution of this matter will most likely entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years. Based on the foreign currency exchange rate at December 31, 2002, the Assessment, as reduced in August 2001, totaled approximately $8.4 million as of December 31, 2002, of which approximately $3.7 million is covered by the above-discussed indemnification. No liability has been recorded in the Company’s consolidated financial statements for the Assessment based on the Company’s evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

     Solvay Matter

      During 1998, PdM, a wholly-owned indirect French subsidiary of the Company, entered into an agreement with one of its vendors, Solvay Specialties France S.A. (“Solvay”), in connection with PdM’s purchases of calcium carbonate. Solvay agreed to construct and operate an on-site plant at the Quimperle, France mill at a capital cost of approximately 40 million French franc ($6.4 million at the December 31, 2002 exchange rate). If PdM buys less than the minimum purchase commitments under the agreement, for reasons not permitted under the agreement, Solvay can terminate the contract and require PdM to pay Solvay the then net book value of the building and equipment, determined using a straight-line method of depreciation over the life of the agreement, which amount was approximately $4.5 million at December 31, 2002, as well as costs to dismantle the mill and severance pay for the employees, together estimated at approximately $0.4 million. During the first six months of 2002, PdM determined that the slurry-form calcium carbonate produced by the on-site plant was causing variations in some of its products. The agreement provides generally that use of the slurry-form calcium carbonate will not have a notable effect on PdM’s products compared to their production using the dry-form of calcium carbonate provided by Solvay. Because of the product variations it was detecting and in order to comply with customers’ specifications for its products, PdM reduced its consumption of slurry-form calcium carbonate and subsequently purchased less than the minimum annual purchase commitment of slurry-form calcium carbonate produced by the on-site plant during 2002, substituting dry-form calcium carbonate from Solvay in its place. The on-site plant continues to operate and supply a portion of PdM’s calcium carbonate requirements and Solvay continues to work to develop alternative solutions to address the quality issues associated with calcium carbonate produced by the on-site plant. The quality problems with the slurry-form calcium carbonate continued in the third and fourth quarters, but PdM has undertaken efforts to mitigate the issues associated with use of the slurry, which may allow it to increase its consumption of the slurry. Since the amount of slurry-form calcium carbonate purchased from Solvay has been less than the original amount contemplated, Solvay has requested payment corresponding to a reduction in the contractual quantity discounts that had been provided to PdM in 2002 and prior years, to which PdM disagrees.

      On November 22, 2002, PdM received service of process concerning an action filed by Solvay in the Tribunal de Commerce court sitting in Paris, France. The principal parties to this action are Solvay and PdM. The action petitions the court to appoint an expert for the purpose of determining the rights and obligations under the contract concerning the satellite precipitated calcium carbonate plant installed at the PdM mill by Solvay, which has not, according to PdM, produced product in accordance with the contract terms. The action, the factual basis of which is described above, asks the court to adjudicate the price level that should apply under the contract to deliveries of product from the satellite plant and from other Solvay production facilities. The dispute over the applicable price arises due to contractual price provisions that are based upon levels of consumption of product from the satellite plant that PdM contends it cannot consume due to the plant’s inability to deliver product of a quality contemplated by the contract. PdM has good and meritorious defenses to Solvay’s claims and, based on the Company’s current understanding of the facts and law and the expected outcome if fully litigated, this matter is not expected to have a material adverse effect on the Company’s operations or financial results. The Company believes that the matter will be resolved short of a full and final adjudication by the court, and PdM has established an accounting reserve in an amount it considers reasonable to achieve a settlement that would be less than the estimated cost and associated uncertainty inherent in fully litigating the matter.

     Indemnification Matter

      In connection with the Company’s spin-off from Kimberly-Clark and pursuant to the resulting Transfer, Contribution and Assumption Agreement and the related Distribution Agreement between Kimberly-Clark and the Company dated October 23, 1995, the Company undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to the Company that were not identified as excluded liabilities in the above-mentioned agreements. To date, no claims which the Company deems material to its financial condition or results of operations have been tendered to the Company under this indemnification that have not been previously disclosed. As of the date of these financial statements, there are no claims pending under this indemnification that the Company deems to be material.

     General Matters

      The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without a material adverse effect on the Company’s consolidated financial statements.

Environmental Matters

      The Company’s operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of the Company’s operations expose it to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. The Company, or its predecessor, is currently named as a potentially responsible party at one hazardous waste disposal site, for which the Company previously recorded a liability for its pro-rata share of the estimated remediation cost; the remainder of this accrued liability at December 31, 2002 is not material. Also, the Company has a continuing responsibility for the post-closure care of a landfill site, the estimated cost of which the Company also has recorded a liability and the remainder of which is not material. While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental laws and regulations, the Company believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation or the monitoring of certain hazardous waste disposal sites, will not have a material adverse effect on the Company’s financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on the Company’s financial condition or results of operations.

      The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company’s facilities in the United States, France, Brazil and Canada. For these purposes, the Company incurred total capital expenditures of $6.0 million in 2002, and anticipates that it will incur approximately $5 to $6 million in 2003 and approximately $2 to $4 million in 2004, of which no material amount is the result of environmental fines or settlements. The major projects included in these estimates are $3.3 million to upgrade wastewater treatment facilities and $1.3 million for installation of ink solvent treatment equipment, both in France, and wastewater treatment facility upgrade projects in connection with capacity expansions, one each in France and the United States of $3.8 million and $3.0 million, respectively. The foregoing capital expenditures are not expected to reduce the Company’s ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The names and ages of the executive officers of the Company as of February 27, 2003, together with certain biographical information, are as follows:

Name	Position

Wayne H. Deitrich	Chief Executive Officer
Jean-Pierre Le Hétêt	Chief Operating Officer
Thierry E. Bellanger	President — French Operations
Peter J. Thompson	President — U.S. Operations
Otto R. Herbst	President — Brazilian Operations
Paul C. Roberts	Chief Financial Officer and Treasurer
John W. Rumely, Jr.	General Counsel and Secretary
Wayne L. Grunewald	Controller

      Wayne H. Deitrich, 59, has served as Chief Executive Officer of the Company since August 1995 and was elected Chairman of the Board of Directors immediately after the spin-off on November 30, 1995, and has served continuously in that capacity since that date. From June 1995 through August 1995, Mr. Deitrich served as President – Specialty Products Sector of Kimberly-Clark. From 1993 through May 1995, Mr. Deitrich was the President – Paper and Specialty Products Sector of Kimberly-Clark, and from 1992 to 1993, he was President – Paper Sector of Kimberly-Clark. From 1988 through 1992, Mr. Deitrich served as the President of Neenah Paper, a business unit of Kimberly-Clark.

      Jean-Pierre Le Hétêt, 59, has served as Chief Operating Officer of the Company since April 1998 in addition to having served as President – French Operations of the Company from August 1995 through October 2002. Mr. Le Hétêt was elected to the Board of Directors immediately after the spin-off on November 30, 1995, and has served continuously since that date. From 1991 through August 1995, Mr. Le Hétêt was the President of Specialty Products, France, a business unit of Kimberly-Clark. Prior to that time, Mr. Le Hétêt served as General Manager of Specialty Products, France.

      Thierry E. Bellanger, 50, has served as President – French Operations of the Company since November 2002. From July 1999 through October 2002, Mr. Bellanger was Director of Operations for the Company’s Paper Sector in France. From March 1997 through June 1999, he served as Director of Operations for the Company’s Tobacco Sector in France. Prior to March 1997, Mr. Bellanger served in various positions at PdM and LTRI.

      Peter J. Thompson, 40, has served as President – U.S. Operations of the Company since November 1998. From April 1998 through November 1998, Mr. Thompson was Director – Sales and Marketing for the U.S. Operations of the Company. Mr. Thompson joined the Company in January 1997 as a Marketing Manager in the U.S. Operations. Prior to joining the Company, he was employed by Tape, Inc. from May 1995 through January 1997, where he held several senior management positions in marketing, sales and finance. Mr. Thompson was employed by Kimberly-Clark from June 1984 through May 1995 in a variety of financial positions.

      Otto R. Herbst, 43, has served as President – Brazilian Operations of the Company since April 1999. Prior to April 1999, he served as General Manager for New Business and Services from 1997 through March 1999 for Interprint, a manufacturer of security documents, telephone cards and business forms. From 1990 through 1997, Mr. Herbst served as Director of Agaprint, a manufacturer of packaging materials, business forms, commercial printing papers, personalized documents and envelopes.

      Paul C. Roberts, 54, has served as Chief Financial Officer and Treasurer of the Company since August 1995. From June 1995 through August 1995, he served as Chief Financial Officer – Specialty Products Sector of Kimberly-Clark. From January 1995 through May 1995, he was Director – Corporate Strategic Analysis of

Kimberly-Clark, and from 1988 through 1994, Mr. Roberts was Director – Operations Analysis and Control, Pulp and Paper Sector of Kimberly-Clark.

      John W. Rumely, Jr., 49, has served as General Counsel and Secretary of the Company since January 2000. From March 1998 through December 1999, he served as Associate General Counsel of the Company. From May 1989 through February 1998, Mr. Rumely was Assistant General Counsel of Alumax Inc., an international integrated producer of aluminum products that was subsequently acquired by Alcoa Inc.

      Wayne L. Grunewald, 51, has served as Controller of the Company since August 1995. From July 1995 through August 1995, he served as Controller – Specialty Products Sector of Kimberly-Clark. From December 1989 through June 1995, he was Controller – U.S. Pulp and Newsprint, a business unit of Kimberly-Clark.

      There are no family relationships, as defined, between any of the above executive officers. No officer of the Company was selected pursuant to any arrangement or understanding between the officer and any person other than the Company. All executive officers are elected annually by the Company’s Board of Directors.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

Principal Market

      Since its spin-off from Kimberly-Clark on November 30, 1995, the Company’s common stock has been listed on the New York Stock Exchange under the trading symbol “SWM”.

Approximate Number of Holders of Common Stock

      As of February 27, 2003, there were 4,994 stockholders of record of the Company’s common stock. This number does not include shares held in “nominee” or “street” name.

Stock Price and Dividend Information

      The following table sets forth the high, low and closing sales price of the Company’s common stock on the New York Stock Exchange – Composite Transactions reporting system during each of the respective periods of the years ended December 31, 2002 and 2001:

	2002			2001

Fiscal Periods	High	Low	Close	High	Low	Close

First Quarter	$25.30	$21.72	$24.85	$21.71	$15.50	$17.65
Second Quarter	29.85	23.85	24.60	24.50	15.19	23.60
Third Quarter	25.50	19.95	21.35	25.20	18.50	23.72
Fourth Quarter	27.00	21.03	24.50	25.54	20.50	23.75
Full Year	$29.85	$19.95	$24.50	$25.54	$15.19	$23.75

      The Company has declared and paid annual cash dividends of $0.60 per share of the Company’s common stock during each of the last three fiscal years. The Company has declared and paid quarterly dividends of $0.15 per share since the second quarter of 1996. Management currently expects to continue this level of quarterly dividend. The Company has credit agreement covenants that require the Company to maintain certain financial ratios, as disclosed in Note 5 to the Consolidated Financial Statements, none of which under normal business conditions materially limit the Company’s ability to pay such dividends, and the Company does not currently anticipate any change in business conditions of a nature that would cause future restrictions on dividend payments as a result of its need to maintain these financial ratios.

Equity Compensation Plan Information

      The following table provides information, as of December 31, 2002, with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	To be Issued	Weighted-Average	Equity Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding securities
Plan Category	Outstanding Options	Outstanding Options	reflected in the first column)

Equity Compensation Plans approved by stockholders:
Equity Participation Plan(1)	1,418,506	$19.20	649,010
Outside Directors Stock Plan(2)	N/A	N/A	6,625

Total approved by stockholders			655,635
Equity Compensation Plans not approved by stockholders(3)	N/A	N/A	140,000

Grand Total	N/A	N/A	795,635

N/A – Not applicable.

(1)	The Equity Participation Plan is described in Note 8 of the Notes to Consolidated Financial Statements appearing in Part II, Item 8 herein.

(2)	The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to the Company’s outside Directors for payment of their retainer fees quarterly in advance. Directors retainer fees are currently $5,500 quarterly, which are payable in the Company’s common stock. The number of shares issued each quarter is determined based on the then fair value of the shares, which is determined in accordance with the plan as the average of the high and low price of the Company’s common stock on the last business day preceding the date of issuance. Certain Directors have elected to defer receipt of quarterly retainer fees under the terms of the Company’s Deferred Compensation Plan for Non-Employee Directors, resulting in an accumulation of stock unit credits. The Director has the option, upon retirement or earlier termination from the Board of Directors, to have these stock unit credits distributed in the form of the Company’s common stock or in the form of cash. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as common stock, although declared dividends create additional stock unit credits. As of December 31, 2002, deferred retainer fees have resulted in 12,240 accumulated stock unit credits, excluding credited dividends.

(3)	Consists of the Restricted Stock Plan, which is described in Note 8 of the Notes to Consolidated Financial Statements appearing in Part II, Item 8 herein. Shares awarded under the terms of this plan are both subject to forfeiture and cannot be sold or otherwise transferred until fully vested or such restrictions are otherwise lifted. Such shares are deemed by the Company to be issued and outstanding and are subject to all other financial interests, including dividends declared by the Company. As of December 31, 2002, 60,000 shares issued under this plan remained restricted.

Company Web Site and Quarterly Earnings Release Dates

      The Company’s Web site address is http://www.schweitzer-mauduit.com. The Web site provides background information about the Company, including information on the Company’s history, products, locations and employment opportunities. The Web site also allows access to the Company’s Securities and Exchange Commission filings, historical financial information, press releases and quarterly earnings conference calls, as well as disclosure of any amendment to or waivers of the Company’s Code of Conduct granted to any of the principal executive officer, principal financial officer or principal accounting officer. Quarterly earnings press releases are posted immediately to the Company’s Web site, making them available to the Company’s stockholders and other interested parties.

      The Company’s quarterly earnings conference calls are typically held on the same dates as the Company’s quarterly earnings releases and are likewise available through the Company’s Web site via a webcast. The tentative dates for the Company’s quarterly earnings conference calls related to 2003 financial results are April 24, 2003, July 31, 2003, October 30, 2003 and January 29, 2004. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through the Company’s Web site.

ITEM 6.     SELECTED FINANCIAL DATA

      The following selected financial data are qualified in their entirety by reference to, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(U.S. $ in millions, except per share amounts)
Income Statement Data:
Net Sales	$501.4	$499.5	$496.8	$504.4	$546.7
Gross Profit	104.5	98.7	91.9	110.4	106.1
Operating Profit(1)(2)	55.4	47.3	49.7	64.6	59.1
Net Income(1)(2)(3)	32.6	24.5	27.8	31.4	31.0
Net Income Per Share:
Basic(1)(2)(3)	$2.19	$1.66	$1.82	$1.99	$1.94
Diluted(1)(2)(3)	$2.14	$1.63	$1.82	$1.99	$1.92
Cash Dividends Declared and Paid Per Share	$.60	$.60	$.60	$.60	$.60
Cash Flow and Balance Sheet Data:
Capital Spending(4)	$30.3	$73.8	$29.4	$26.3	$36.7
Depreciation and amortization	26.6	22.8	22.1	22.2	24.8
Cash Provided By Operations(5)	63.9	106.8	71.7	60.7	67.1
Total Assets	491.2	497.9	441.7	436.6	474.7
Long-Term Debt(6)	37.4	56.4	97.7	100.9	108.4
Stockholders’ Equity	197.5	179.5	179.9	184.2	197.0

(1)	2001 operating profit included a $5.1 million pre-tax restructuring charge related to the Company’s Brazilian business exiting the Brazilian market for printing and writing uncoated papers and the resulting shutdown of one of its paper machines. This restructuring charge reduced net income by $3.4 million, or $.23 per share.

(2)	1998 operating profit included a $4.2 million pre-tax charge, the net income effect of which was $2.2 million, or $.14 per share, related to write-downs of idled equipment and one-time labor payments, and a $1.7 million pre-tax charge related to a restructuring of the Spotswood mill workforce, the net income effect of which was $1.0 million, or $.06 per share.

(3)	1998 net income included a deferred income tax benefit as a result of an adjustment of valuation allowances against French net operating loss carryforwards of $5.2 million, or $.32 per share.

(4)	Capital spending for 2001 included $50.1 million for the banded cigarette paper capital project at the Company’s Spotswood mill.

(5)	Cash provided by operations included advance payments from customers for future product sales amounting to $50.6 million in 2001, $8.0 million in 2000 and $2.0 million in 1998.

(6)	As of December 31, 2001, $37.6 million of the Company’s term loan maturities were classified as current liabilities. Effective January 31, 2002, the Company replaced its term loan facilities with five-year revolving loan facilities, which provide the Company with the flexibility to utilize cash balances to pay down the five-year revolving loans and subsequently draw on those facilities again when needed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company is a diversified producer of premium specialty papers and the world’s largest supplier of fine papers to the tobacco industry. The Company operates principally in the tobacco industry, manufacturing and selling papers used in the manufacturing of cigarettes, paper products used in cigarette packaging and reconstituted tobacco products.

      The Company’s principal products include cigarette, tipping and plug wrap papers used to wrap various parts of a cigarette, reconstituted tobacco leaf for use as filler in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging. The Company’s non-tobacco industry products comprised 7 to 12 percent of the Company’s consolidated net sales in the periods presented. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine utilization.

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

      For purposes of the segment disclosure in the following tables, the term “United States” includes operations in the United States and Canada. The Canadian operations only produce flax fiber used as raw material in the U.S. operations. Eliminations of intercompany sales of products between segments are referred to in the following tables as intersegment sales. Expense amounts not associated with segments are referred to as unallocated expenses.

      Management believes that the following commentary and tables appropriately discuss and analyze the comparative results of operations and the financial condition of the Company for the periods covered. This section should be read in conjunction with the Company’s Consolidated Financial Statements included herein.

Results of Operations

     2002 Compared to 2001

By Segment for the Years Ended December 31, 2002 and 2001

(U.S. $ in millions)

				% of Consolidated
			% Change
Net Sales	2002	2001	vs. 2001	2002	2001

United States	$172.5	$172.0	+0.3%	34.4%	34.4%
France	292.1	280.1	+4.3	58.3	56.1
Brazil	44.2	53.4	-17.2	8.8	10.7
Eliminations	(7.4)	(6.0)		(1.5)	(1.2)

Consolidated	$501.4	$499.5	+0.4%	100.0%	100.0%

						% Return
				% of Consolidated		on Sales
			% Change
Operating Profit	2002	2001	vs. 2001	2002	2001	2002	2001

United States	$(1.3)	$1.8	N.M. %	(2.3)%	3.8%	(0.8)%	1.0%
France	53.4	50.1	+6.6	96.4	105.9	18.3	17.9
Brazil	10.1	1.8	N.M.	18.2	3.8	22.9	3.4
Unallocated/Eliminations	(6.8)	(6.4)		(12.3)	(13.5)

Consolidated	$55.4	$47.3	+17.1%	100.0%	100.0%	11.0%	9.5%

     Net Sales

      Net sales increased by $1.9 million in 2002 compared with the prior year as a result of favorable changes in currency exchange rates, partially offset by the effects of lower average selling prices and lower sales volumes. Currency exchange rate changes favorably impacted the net sales comparison by $6.7 million, primarily related to the strengthened euro versus the U.S. dollar. Lower average selling prices unfavorably impacted the net sales comparison by $3.8 million. Worldwide sales volumes decreased in total by four percent, resulting in an unfavorable $1.0 million impact on the net sales comparison. Sales volumes of the French businesses increased by two percent, while sales volumes of the U.S. business unit decreased by four percent and sales volumes of the Brazilian business decreased by 22 percent. The decline in Brazilian sales volumes was related to reduced sales of printing and writing papers as a result of exiting that market in Brazil during mid-2001 (see “Brazilian Restructuring” below). Excluding the impact of exiting the Brazilian printing and writing uncoated papers business, the Company’s total sales volumes increased by one percent in 2002 compared with 2001, and sales volumes of the Brazilian business increased by six percent.

     Operating Profit

      Operating profit increased by $8.1 million in 2002 compared with the prior year. Operating profit in 2002 was unfavorably affected by approximately $3 million related to a strike at the Company’s Spotswood, New Jersey mill. The results of 2001 included a $5.1 million pre-tax restructuring charge recorded by the Company’s Brazilian business (see “Brazilian Restructuring” below). Excluding the impacts of the current-year Spotswood strike and the prior-year restructuring charge, operating profit improved by approximately $6 million. Operating profit in 2002 benefited from changes in sales volumes, lower per ton wood pulp and purchased energy costs and favorable effects of exchange rate changes in Brazil. Lower per ton wood pulp costs in all three business segments favorably impacted operating expenses by $7.5 million, although this benefit was partially offset by certain contractual selling price reductions related to the decline in per ton wood pulp costs. The effects of lower purchased energy costs in the U.S. and French business segments were partially offset by higher purchased energy costs in Brazil. In total, net lower purchased energy costs favorably impacted operating profit by $1.7 million. These favorable factors were partially offset by inflationary cost increases, higher nonmanufacturing expenses, strike-related costs and unplanned downtime at the Company’s U.S. mills in the latter part of the fourth quarter of 2002 as a result of reduced orders from North American customers in response to their market and inventory positions.

      Operating profit for the French businesses increased by $3.3 million as a result of increased sales volumes and lower per ton wood pulp and purchased energy costs partially offset by inflationary cost increases and increased nonmanufacturing expenses.

      Excluding the prior year $5.1 million restructuring charge, operating profit in Brazil increased by $3.2 million primarily as a result of increased tobacco-related paper sales volumes, favorable changes in the mix of products sold, lower per ton wood pulp costs and favorable currency impacts partially offset by higher purchased energy costs and inflationary cost increases.

      Operating profit in the United States declined by $3.1 million primarily as a result of the approximately $3 million of strike-related costs, the unplanned downtime late in 2002 and higher nonmanufacturing expenses. These unfavorable factors were partially offset by the effects of lower per ton wood pulp and purchased energy costs.

      Total nonmanufacturing expenses increased by $2.8 million as a result of higher general and selling expenses. Higher general expense was caused primarily by increased compensation and benefit costs. Higher selling expense was incurred in France.

  2001 Compared to 2000

By Segment for the Years Ended December 31, 2001 and 2000

(U.S. $ in millions)

				% of
				Consolidated
			% Change
Net Sales	2001	2000	vs. 2000	2001	2000

United States	$172.0	$163.7	+5.1%	34.4%	33.0%
France	280.1	264.9	+5.7	56.1	53.3
Brazil	53.4	70.0	-23.7	10.7	14.1
Eliminations	(6.0)	(1.8)		(1.2)	(0.4)

Consolidated	$499.5	$496.8	+0.5%	100.0%	100.0%

				% of		% Return
				Consolidated		on Sales
			% Change
Operating Profit	2001	2000	vs. 2000	2001	2000	2001	2000

United States	$1.8	$2.6	-30.8%	3.8%	5.2%	1.0%	1.6%
France	50.1	47.2	+6.1	105.9	95.0	17.9	17.8
Brazil	1.8	4.5	-60.0	3.8	9.1	3.4	6.4
Unallocated/Eliminations	(6.4)	(4.6)		(13.5)	(9.3)

Consolidated	$47.3	$49.7	-4.8%	100.0%	100.0%	9.5%	10.0%

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

  Operating Profit

      Operating profit decreased by $2.4 million in 2001 compared with the prior year, with an improvement in the French business segment more than offset by decreases in the Brazilian and U.S. business segments. Excluding a $5.1 million pre-tax restructuring charge recorded by the Company’s Brazilian business (see “Brazilian Restructuring” below), operating profit increased by $2.7 million. Lower per ton wood pulp costs in all three business segments favorably impacted operating profit by $10.5 million. Operating profit was unfavorably impacted in all three business segments by increased energy prices having a total $4.2 million effect.

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

  Brazilian Restructuring

      The Brazilian printing and writing uncoated papers market experienced weakness in late 2000 and through the first half of 2001, resulting in pressure on the Company’s operating margins for these products. Beginning in January 2001, the Company also reduced its sales of certain grades of these papers that had been negatively impacted by ICMS, a form of value-added business tax. In addition, in May 2001, the Brazilian government enacted an electricity rationing program which had an overall objective of a 20 percent reduction in electricity consumption in Brazil and mandated a 25 percent reduction in electricity consumption by the paper industry in the most populated and industrialized regions of Brazil. In response to the Brazilian government’s electricity reduction directive, the Company’s Brazilian business implemented an electricity reduction program; however, to achieve the required 25 percent reduction, it was necessary to institute production curtailments. Machine downtime was taken to reduce production of the Company’s least profitable products. The printing and writing uncoated papers business had been the Company’s least profitable product line in Brazil while also being its largest electricity user. The duration of the government’s electricity reduction directive was uncertain, although it was expected to initially last at least six months through the traditional “dry period” in Brazil. The Brazilian government’s forced electricity reduction program was in response to unusually low water levels in the lakes and reservoirs supplying Brazil’s hydroelectric facilities that provide 90 percent of that country’s electricity.

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

Non-Operating Expenses

      The decline in interest expense in 2002 compared with 2001 was due to a lower average amount of debt outstanding partially offset by a lower amount of interest capitalized to capital projects. The decline in interest expense in 2001 compared with 2000 was primarily due to a larger amount of interest capitalized to capital projects as well as lower average interest rates. The weighted average effective interest rates on the Company’s long-term revolving debt facilities, and term loans for the periods prior to January 31, 2002, were approximately 5.3 percent in 2002, 5.4 percent in 2001 and 5.7 percent in 2000. Other income, net consisted primarily of interest income, royalty income and foreign currency transaction gains and losses in each of the years presented, as well as a favorable settlement related to a prior-period claim in 2000.

Income Taxes

      The effective income tax rates for the years ended December 31, 2002, 2001 and 2000 were 30.8 percent, 36.4 percent and 31.4 percent, respectively.

      The effective income tax rate in 2002 compared with 2001 was impacted by a decrease in the French corporate income tax rate from 36.3 percent for 2001 to 35.3 percent for 2002 and net favorable deferred income tax adjustments of $1.6 million. The deferred income tax adjustments were recorded primarily as a result of changes in the Company’s expectations as to the realization of certain of these tax assets due to the results of recent income tax audits in foreign jurisdictions and changes in the Company’s estimates of future taxable income in each taxing jurisdiction. These changes resulted in a net reduction in valuation allowances related to deferred income tax assets. Excluding this net favorable income tax adjustment of $1.6 million, the effective income tax rate for 2002 would have been 33.7 percent which was lower than 2001 due to the reduction in the French corporate income tax rate and due to decreased profitability in the United States which has the Company’s highest corporate income tax rate and increased profitability in Brazil which has the Company’s lowest corporate income tax rate.

      During 2002, the United States Internal Revenue Service (“IRS”) conducted a review of the Company’s U.S. federal income tax returns for the years 1996 through 1998. No adjustments were proposed by the IRS auditors as a result of their review. Additionally, French tax authorities are in the process of auditing the Company’s consolidated French tax group for the years 1990 through 2000, including companies formerly part of that tax group prior to the Company’s 1995 spin-off from Kimberly-Clark. The French tax authorities have completed their work at most entities while work at other entities is still to be completed. As a result of the work conducted to date, the Company has received certain assessments and notifications of findings, to which the Company has responded to the French tax authorities. The Company believes that any resulting adjustments related to the remaining audit work by the French tax authorities will not be material.

      The effective income tax rate in 2001 compared with 2000 was impacted by a decrease in the French corporate income tax rate from 37.7 percent for 2000 to 36.3 percent for 2001, which had been enacted in December 2000. The lower effective income tax rate in 2000 was due to several items, including a $1.0 million favorable adjustment to reduce Spanish deferred income tax valuation allowances, a favorable $0.4 million tax benefit related to settlement of a prior-period claim and $0.8 million of income tax benefits associated with treatment of certain repatriations during the year. Excluding the effects of these three items, the effective income tax rate for 2000 would have been 36.1 percent. Further affecting the comparison was a decrease in profitability in Brazil which has the Company’s lowest corporate income tax rate.

Liquidity and Capital Resources

	Year Ended December 31,

	2002	2001	2000

	(U.S. $ in millions)
Cash Provided by (Used for):
Operations	$63.9	$106.8	$71.7
Changes in operating working capital	2.1	(4.9)	2.6
Advance payments from customers	—	50.6	8.0
Capital spending	(30.3)	(73.8)	(29.4)
Changes in debt	(58.7)	2.7	(5.7)
Dividends to SWM stockholders	(8.9)	(8.9)	(9.2)
Purchases of treasury stock	(0.5)	—	(13.2)

      The Company’s primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. While quarterly fluctuations occur, the Company’s annual cash flow from operations has been relatively stable historically, reflecting typically consistent demand for its products. Since the Company’s spin-off from Kimberly-Clark in 1995, the Company’s annual cash flow from operations has exceeded its requirements for capital spending and dividends to stockholders by at least $15 million each year.

      The Company’s cash provided by operations decreased from $71.7 million in 2000 and $106.8 million in 2001 to $63.9 million in 2002 due to $50.6 million and $8.0 million obtained in 2001 and 2000, respectively, from advance payments from customers for future product purchases. The Company recorded these advance payments as deferred revenue, which is being amortized into net sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of product sales.

      Also impacting cash flow from operations are changes in operating working capital. In 2002, changes in operating working capital contributed favorably to cash flow by $2.1 million due primarily to higher accrued expenses and lower accounts receivable, partially offset by higher inventories. Accrued expenses were higher in 2002 compared with 2001 as a result of increased liabilities at year-end 2002 associated with employee compensation and benefit costs. Accounts receivable was lower at year-end 2002 compared with 2001 primarily due to lower sales at the end of 2002. Inventories were higher in 2002 due primarily to a significant reduction in customer orders in the latter part of 2002. In 2001, changes in operating working capital contributed unfavorably to cash flow by $4.9 million due primarily to lower accounts payable and accrued expenses. Accounts payable and accrued expenses were lower in 2001 compared with 2000 as a result of decreased liabilities at year-end 2001 associated with capital projects and maintenance costs. In 2000, changes in operating working capital contributed favorably to cash flow by $2.6 million due primarily to higher accounts payable and accrued expenses, partially offset by higher accounts receivable. Accounts payable and accrued expenses were higher in 2000 compared with 1999 as a result of recorded liabilities associated with capital projects and maintenance costs at December 31, 2000. Accounts receivable was higher in 2000 compared with 1999 primarily because of increased French business unit export sales having longer payment terms.

      During 2000, the Company and Philip Morris reached agreement to proceed with the modification of paper machines and related manufacturing equipment at the Company’s Spotswood mill to produce commercial quantities of a new proprietary banded cigarette paper for Philip Morris. Capital spending to implement the banded cigarette paper project was $50.1 million in 2001 and $12.7 million in 2000. The construction phase of this project was completed in 2001. Pursuant to the terms of the Company’s agreement with Philip Morris related to the modification of paper machines and related equipment at the Spotswood mill, the Company was solely responsible for obtaining any financing necessary to support this project. Funding for the Spotswood mill conversion and increased working capital requirements came from internal sources and from advance payments by Philip Morris against future product purchases.

      In April 2002, the Company announced that a project was authorized to install a new RTL production line at the Spay, France mill of LTRI, the Company’s 72 percent indirectly owned French subsidiary. This capital project, originally authorized in an amount of $59 million, is now expected to total approximately $65 million due to the strengthened euro versus the U.S. dollar. This project will provide for a third RTL production line and supporting equipment with anticipated annual production capacity of approximately 33,000 metric tons, which will increase the total annual production capacity at the Spay mill to approximately 80,000 metric tons. Work began on the project during the second quarter of 2002, with start-up of the new production line anticipated during the first quarter of 2004. Capital spending for the project totaled $8.9 million in 2002 and is currently expected to total approximately $40 million in 2003, with the remainder in 2004. Funding for the project is expected to come from the Company’s internally generated funds and existing bank credit facilities.

      Capital spending in 2002 included (i) $8.9 million toward the new reconstituted tobacco leaf production line at the Spay mill, (ii) $2.8 million toward a wastewater treatment facility upgrade at the Spay mill, (iii) $1.7 million toward a permanent flax decortication facility in Canada, (iv) $1.7 million toward a paper machine speed-up project at the Pirahy mill in Brazil and (v) $1.2 million for an ink solvent treatment project at the Malaucène, France mill. Capital spending in 2001 included (i) $50.1 million toward the banded cigarette paper project at the Spotswood mill, (ii) $2.6 million to bring back into service a cigarette paper machine that had previously been shut down at the Spotswood mill and (iii) $1.1 million toward the wastewater treatment facility upgrade at the Spay mill. Capital spending in 2000 included (i) $12.7 million toward the banded cigarette paper project, (ii) $3.0 million toward a high-speed slitter at the Spotswood mill and (iii) $1.3 million toward improvement of a reconstituted tobacco leaf machine in the Spay mill.

      The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company’s facilities in the United States, France, Brazil and Canada. For these purposes, the Company incurred total capital expenditures of $6.0 million in 2002, and anticipates that it will incur approximately $5 to $6 million in 2003 and approximately $2 to $4 million in 2004, of which no material amount is the result of environmental fines or settlements. The major projects included in these estimates are $3.3 million to upgrade wastewater treatment facilities and $1.3 million for installation of ink solvent treatment equipment, both in France, and wastewater treatment facility upgrade projects in connection with capacity expansions, one each in France and the United States of $3.8 million and $3.0 million, respectively. Including expenditures associated with environmental matters, as of December 31, 2002 the Company had unrecorded outstanding commitments for capital expenditures of approximately $23.4 million, primarily related to the new RTL production line project.

      On January 31, 2002, the Company repaid the full amounts outstanding under its old credit agreement, which consisted of U.S. and French term loan facilities ($45 million and 38.1 million euros, respectively), and entered into a new unsecured credit facility with a group of banks (“Credit Agreement”). The Credit Agreement included five-year revolving loan facilities totaling up to $45 million and 50 million euros and 364-day revolving loan facilities, originally totaling up to $15 million and 20 million euros. Under the Credit Agreement, on January 31, 2002, the Company borrowed $30 million utilizing the five-year U.S. dollar revolver and 15 million euros under the five-year euro revolver. The terms of the Credit Agreement were similar to the former credit agreement, except that they (i) provided for five-year revolving loans in place of term loan facilities, which gives the Company the flexibility to utilize cash balances to pay down the five-year revolving loans and subsequently draw on those facilities again when needed, (ii) provided somewhat higher available amounts for euro borrowings, (iii) extended the maturities of the five-year revolvers, thus requiring no principal payments until maturity on January 31, 2007, provided the Company does not violate its covenants under the Credit Agreement, and (iv) originally renewed the Company’s 364-day revolving loan facilities to January 30, 2003. In January 2003, the Company renewed its 364-day revolving loan facilities to January 29, 2004 with reduced amounts available to the Company. The 364-day U.S. dollar revolving loan facility was reduced from $15 million to $10 million, and the 364-day euro revolving loan facility was reduced from 20 million euros to 12 million euros.

      Through December 31, 2002, the Company repaid 15 million euros and $10 million under the five-year euro and U.S. dollar revolvers, respectively, leaving no outstanding balance under the five-year euro revolver and a balance of $20 million as of December 31, 2002 under the five-year U.S. dollar revolver.

      Under the Credit Agreement, interest rates are at market rates, based on the London interbank offered rate for U.S. dollar deposits (“LIBOR”) for the U.S. dollar borrowings and the euro zone interbank offered rate for euro deposits (“EURIBOR”) for the euro borrowings plus either (a) for 364-day revolver borrowings, applicable margin of either 0.65 percent per annum or 0.75 percent per annum, or (b) for five-year revolver borrowings, applicable margin of either 0.70 percent per annum or 0.80 percent per annum. The applicable margin is determined in each instance by reference to the Company’s Net Debt to Equity Ratio, as defined in the Credit Agreement.

      The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company maintain certain defined financial ratios (as disclosed in Note 5 of the Notes to Consolidated Financial Statements wherein the Credit Agreement is more fully described). The Company does not currently anticipate any change in business conditions of a nature that would cause the Company to violate its covenants under the Credit Agreement.

      During the first quarter of 2001, the Company entered into interest rate swap agreements to fix the variable rate component of certain of its variable rate long-term debt. The combination of these interest rate swap agreements began with a notional amount of $45 million, which declined to $30 million effective January 31, 2002, and declined again to $15 million effective July 31, 2002 through the remainder of the contract terms ending January 31, 2003. These interest rate swap agreements fixed the LIBOR at 5.42 percent for those notional amounts for those periods, which had the effect of fixing the Company’s interest rate, including margin, at 5.72 percent on $45 million of its debt through January 31, 2002, the effective date of its new credit facilities, 6.12 percent on $30 million of its debt from February 1, 2002 through July 31, 2002, and 6.12 percent on $15 million of its debt from August 1, 2002 through January 31, 2003. There were no other interest rate-related derivative contract agreements entered into by the Company during 2001 or 2002.

      These 2001 interest rate swap contracts were designated as cash flow hedges and qualified for short-cut method treatment under the Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” As such, the Company assumed there was no ineffectiveness of these hedge contracts, and accordingly, no gain or loss was recorded in the income statement relative to the changes in fair value of these interest rate swap contracts, but instead the changes in fair value of the contracts were reflected in other comprehensive income (loss).

      Effective January 31, 2003, the Company entered into a two-year interest rate swap agreement to fix the LIBOR rate component of $15 million of its variable rate U.S. dollar long-term debt at 2.05 percent, which had the effect of fixing the Company’s interest rate, including margin, at 2.75 percent on $15 million of its debt through January 31, 2005.

      As of December 31, 2002, the Company had approximately $36 million available for borrowing under its 364-day revolving Credit Agreement facilities in the Unites States and France. Effective January 30, 2003, the Company renewed these short-term facilities to January 29, 2004 at reduced amounts, such that approximately $23 million was available for borrowing under these facilities beginning January 30, 2003. Additionally, as of December 31, 2002, the Company had approximately $77 million still available under its five-year revolving Credit Agreement facilities in the United States and France, for which no principal payments would be required until maturity on January 31, 2007. The Company also has other bank credit facilities available in the United States, France and Brazil. The Company’s credit facilities are more fully described in Note 5 of the Notes to Consolidated Financial Statements.

      The Company has declared and paid quarterly dividends of fifteen cents per share since the second quarter of 1996. Management currently expects to continue this level of quarterly dividend. The Company has Credit Agreement covenants that require the Company to maintain certain financial ratios, as disclosed in Note 5 to the Consolidated Financial Statements, none of which under normal business conditions materially limit the Company’s ability to pay such dividends, and the Company does not currently anticipate any change in business conditions of a nature that would cause future restrictions on dividend payments as a result of its need to maintain these financial ratios.

      On January 30, 2003, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on March 17, 2003 to stockholders of record on February 18, 2003.

      During 1998, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock during the period January 1, 1999 through December 31, 2000 in an amount not to exceed $20 million. Under this authorization, the Company repurchased a total of 1,177,050 shares of its common stock for $17.5 million, of which 882,700 shares were purchased during 2000 for $13.2 million.

      During 2000, the Company’s Board of Directors authorized a new program for the repurchase of shares of the Company’s common stock during the period January 1, 2001 through December 31, 2002 in an amount not to exceed $20 million. Under this authorization, the Company repurchased a total of 21,900 shares of its common stock for $0.5 million, all of which occurred in the fourth quarter of 2002.

      During 2002, the Company’s Board of Directors authorized the further repurchase of shares of the Company’s common stock during the period January 1, 2003 through December 31, 2004 in an amount not to exceed $20 million. A three-month corporate 10b5-1 plan was established so that future share repurchases will be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. The Company expects to file a new three-month 10b5-1 plan each quarter during an open window period.

      After being in a net overfunded position in 2000 and prior years, the Company’s U.S. and French pension plans changed to an underfunded status in 2001 as a result of the poor performance of the equities markets and lower interest rates that caused estimated future pension liabilities to increase because of the necessity to use a lower discount rate. The underfunded pension status worsened during 2002 as still lower equities markets and interest rates more than offset the Company’s $6.5 million of pension contributions, including $3.9 million to its U.S. pension plan trust (see additional disclosure regarding the Company’s pension plans in Note 7 of the Notes to Consolidated Financial Statements). As of December 31, 2002, these plans were underfunded by $31.7 million as it relates to the associated accumulated pension benefit obligations. The Company currently expects to make additional pension contributions over the next year or more in order to improve the funded status of these plans. However, further negative returns in the equities markets or even lower interest rates could further negatively impact the funded status of these plans.

      The Company’s mills in Quimperle, France and in Brazil each have minimum annual commitments for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which together total approximately $2.5 million per year. The Company’s purchases for the mill in Quimperle were less than the minimum annual commitment level during 2002. This matter is discussed further under the caption “LEGAL PROCEEDINGS — Litigation — Solvay Matter” appearing in Part I, Item 3 herein and in Note 11 (“Legal Proceedings — Solvay Matter”) to Consolidated Financial Statements contained in “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” appearing in Part II, Item 8 herein. The on-site calcium carbonate plant in Quimperle continues to operate and supply a portion of the Company’s calcium carbonate requirements in France, and the vendor continues to work to develop alternative solutions to address associated quality issues. The Company’s expected future purchases at the mill in Brazil are at levels that exceed such minimum level under that contract. The current calcium carbonate contracts expire in 2009 for the operations in France and in 2006 for the operations in Brazil. In addition, the Company’s total future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2002 are less than $1.5 million annually over the next five years and thereafter.

      The Company’s ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, stockholder dividends, pension plan contributions, purchases of the Company’s common stock and working capital.

      The Company believes its cash flow from operations, together with borrowings available under its revolving and other credit facilities, will be sufficient to fund its ongoing cash requirements.

New Accounting Standards

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method of accounting. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142. The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of these new accounting standards had no material effect on the Company’s financial statements.

      Also in June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company’s financial statements for the period beginning January 1, 2003. The Company expects no material effect on its financial statements as a result of this new accounting standard.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Although SFAS No. 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retained most of the concepts of that standard, except that it eliminated the requirement to allocate goodwill to long-lived assets for impairment testing purposes and it required that a long-lived asset to be abandoned or exchanged for a similar asset be considered held and used until it is disposed, i.e. the depreciable life should be revised until the asset is actually abandoned or exchanged. Also, the new standard included the basic provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for presentation of discontinued operations in the income statement but broadened that presentation to include a component of an entity rather than a segment of a business, where that component can be clearly distinguished from the rest of the entity. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of this new accounting standard had no material effect on the Company’s financial statements.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for such activities initiated after December 31, 2002. SFAS No. 146 bases accrual of an exit or disposal cost on the existence of a liability that constitutes an “obligation” as defined in FASB Concept Statement No. 6, “Elements of Financial Statements,” which is different from the concept of an expected cost that was the underpinning of Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146, which is effective for the Company beginning January 1, 2003, will be used to establish the timing of recognition of costs in connection with exit or disposal activities, if any, initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for companies that voluntarily elect to adopt the fair value recognition and measurement methodology prescribed by SFAS No. 123. Regardless of the method with which a company elects to account for stock-based compensation arrangements, all companies are now required to provide certain disclosures in both interim and annual financial statements regarding the method the company uses to account for its stock-based compensation arrangements and the effect of such method on the company’s reported results. The new disclosure requirements are effective for the Company beginning with this Annual Report on Form 10-K, and thus are included in the Company’s Notes to Consolidated Financial Statements included herein.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), which requires footnote disclosure of the guarantee or indemnification agreements a company issues. With certain exceptions, such agreements will also require prospective recognition of an initial liability for the fair value, or market value, of the obligations assumed under that guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 effective with this Annual Report on Form 10-K as required. The Company expects no material effect on its financial statements as a result of this new accounting interpretation.

Outlook

      Except for North America, the markets for the Company’s products are expected to remain relatively stable during 2003. Outside North America, trends of improvement are expected to continue in tobacco-related paper sales in several key markets. The restructuring program implemented in Brazil in mid-2001 is expected to continue to support strong performance in the Company’s Brazilian operations. Incremental cigarette paper capacity is being added by the Company in its Brazilian operations on existing equipment. In addition to the new RTL production line being added at the Company’s Spay, France mill for start-up in early 2004, the Company is also adding incremental cigarette paper production capacity in France on existing equipment to support anticipated market requirements.

      Cigarette production in the United States continues to decline as a result of declines in domestic cigarette consumption and exports of cigarettes manufactured in the United States. Sales volumes of tobacco-related papers of the Company’s U.S. business segment appeared to have stabilized, with increased market share, until unplanned downtime became necessary late in 2002 as a result of reduced customer orders. Reduced orders by most of the Company’s North American customers reflected weakened demand for cigarettes and a reduction in inventory positions. Recent growth in the discount cigarette segment at the expense of the premium segment makes it unlikely there will be a cigarette price increase in the near-term, removing an incentive for retailers to hold higher levels of cigarette inventory. The unplanned downtime in the U.S. operations extended through the first week of January 2003, although in mid-January, U.S. sales returned to more normal levels.

      The Company did not have significant production or sale of banded or print banded cigarette papers during 2002. Cigarette manufacturers have not yet finalized their plans for use of these products. The Company continues to work with its customers in their development of papers for reduced ignition propensity cigarettes. The construction phase of the banded cigarette paper project at the Company’s Spotswood mill has been completed and commercial capacity for producing print banded cigarette paper is being added. The Company currently expects that increased sales of banded and print-banded cigarette papers for reduced ignition propensity cigarettes may occur in the latter part of 2003, although there is a high degree of uncertainty as to the timing and volume requirements the Company’s customers will have for such paper.

      Selling prices for the Company’s tobacco-related products are expected to be fairly stable during 2003. Although there has been recent weakening of the U.S. dollar versus the euro and certain other foreign currencies, the U.S. dollar is still strong from an historical perspective, and the current level of wood pulp costs continues to exert some pressure on the Company’s selling prices, limiting the Company’s ability to implement price increases since several competitors have cost structures that are based upon those weaker currencies.

      The per ton cost of wood pulp appeared to be near the bottom of the pulp price cycle in late 2002 and some market pulp producers announced price increases in February 2003. Cost of products sold for the first half of 2003 is expected to be unfavorably impacted by higher per ton wood pulp costs compared with the first half of 2002.

      Although the Company’s purchased energy costs were lower for the full year 2002 compared with 2001, such costs increased during the fourth quarter of 2002. The Company expects its energy costs to be higher in 2003 than in 2002. Additionally, the Company expects higher insurance expenses and increased compensation and benefit costs, mainly due to higher medical and pension expenses.

      The Company expects its consolidated effective income tax rate to be approximately 34 percent for 2003.

      The Company currently expects its capital spending to be approximately $60 million for 2003, with approximately $40 million of this total expected to be spent on the RTL expansion project.

      During 2002, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock during the period January 1, 2003 through December 31, 2004 in an amount not to exceed $20 million. Through February 2003, the Company has repurchased 39,400 shares of its common stock under this authorization for $1.0 million. Additional common stock repurchases in 2003 and 2004 will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Critical Accounting Policies and Estimates

      The Company’s accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported and disclosure of contingencies. Following are four critical accounting matters which are both very important to the portrayal of the Company’s financial condition and results and required management’s most difficult, subjective or complex judgements. The Company’s management discussed with the Audit Committee of its Board of Directors the estimates and judgments made for each of these items and the Company’s accounting for and presentation of these items in the accompanying financial statements. The accounting for these matters was based on current facts and circumstances which, in management’s judgement, hold potential for change which could affect management’s future estimates such that future financial results could differ materially from financial results based on management’s current estimates.

     Pension Accounting Estimates

      The Company recognizes the estimated compensation cost of employees’ pension benefits over their approximate period of service to the Company in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The Company’s earnings are impacted by amounts of expense recorded related to pension benefits, which primarily consist of U.S. and French pension benefits. Each year’s recorded expense is an estimate based on actuarial calculations of the Company’s accumulated and projected benefit obligations for its various plans. These actuarial calculations utilize several key actuarial assumptions which require management judgement, the most significant of which are the discount rate, used to determine the present value of estimated future retirement benefit payments, and the long-term rate of return on plan assets, which is the expected average rate of return on plan assets which are expected to pay future benefits. The Company believes that its selections for these key actuarial assumptions are reasonable estimates for its plans and experience.

      The Company’s U.S. employee pension plans accounted for approximately 80 percent of both the Company’s total pension plan assets and total accumulated benefit obligation as of December 31, 2002. The discount rates used for the Company’s determination of projected benefit obligations and accumulated benefit obligations for its U.S. employee pension plans were 6.5 percent and 7.25 percent at December 31, 2002 and 2001, respectively. The discount rate fluctuates from year to year based on current market interest rates for high-quality fixed-income investments. The Company also evaluates the expected average duration of its pension obligations in determining its discount rate. A change in the discount rate assumption of 0.25 percent would change the Company’s estimated 2003 U.S. pension expense by approximately $0.25 million. The Company’s assumed annual long-term rate of return on plan assets for its U.S. employee pension plan was 10 percent in 2001, was lowered to 9.5 percent for 2002 and will be lowered again to 8.75 percent for 2003, reflecting lower expected returns on plan assets. The assumed long-term rate of return is determined by evaluating historical and projected returns for benchmark equity and fixed income market indices as well as the projected investment mix of the Company’s pension assets. The asset allocation policy of the Company’s U.S. employee pension plan targets an allocation of 65 percent in equity securities and 35 percent in fixed income securities. A change in the long-term rate of return assumption of 0.50 percent would change the Company’s estimated 2003 U.S. pension expense by approximately $0.25 million.

      Despite the Company’s belief that its estimates are reasonable for these key actuarial assumptions, future actual results will likely differ from the Company’s estimates, and these differences could materially affect the Company’s future financial statements either unfavorably or favorably. Additionally, it is possible that assets of the Company’s plans could decline as a result of negative investment returns, which combined with increasing amounts of accumulated benefit obligations, could result in the Company being required to make significant cash contributions to its plans in future periods.

      For additional information regarding pension plan assets, benefit obligations and accounting assumptions, see Note 7 of the Notes to Consolidated Financial Statements.

     Income Tax Valuation Allowances

      The Company records and maintains income tax valuation allowances as necessary to reduce deferred tax assets to an amount which is estimated more likely than not to be realizable in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company has available net operating loss carryforwards, excess foreign tax credit carryforwards, alternative minimum tax credit carryforwards and other various tax credits in the jurisdictions in which it operates, for which the Company has recorded gross assets totaling $32.8 million as of December 31, 2002. Certain of these potential future benefits are not expected to be utilized in a manner beneficial to the Company’s financial results prior to their expiration or review by tax courts. As a result, the Company has valuation allowances against certain of the above-mentioned assets which totaled $14.8 million as of December 31, 2002, reducing the related net deferred tax asset to $18.0 million, an amount which is estimated to be realizable. While the Company believes it is more likely than not that it will be able to realize this amount of estimated net deferred income tax benefits, it is possible that the facts and circumstances on which the Company’s estimates and judgements are based could change, which could result in additional income tax expense in the future to increase the associated valuation allowances. However, the Company continues to evaluate possible methods to favorably utilize those assets that are reserved and, therefore, it is also possible that changes in the facts and circumstances on which the Company’s estimates and judgements are based could benefit the Company in the future by some of the $14.8 million of deferred tax assets reserved as of December 31, 2002.

      For additional information regarding income taxes and valuation allowances, see Note 6 of the Notes to Consolidated Financial Statements.

     Property, Plant and Equipment Valuation

      Paper manufacturing, which is the Company’s primary manufacturing process, is a mature and capital intensive process. As a result, the Company makes substantial investments in property, plant and equipment which are recorded at cost. The cost of depreciable property, plant and equipment is depreciated on the straight-line method for accounting purposes over the depreciable lives of the assets. Depreciable lives are based on the Company’s estimates of the useful lives of the assets, that is the period over which the Company expects to benefit from the use of the asset. Paper machines and related equipment are not readily obsoleted and are generally depreciated over estimated useful lives of 20 years. Banded cigarette paper production assets in the United States are generally depreciated over estimated useful lives of 10 years, although that product has not yet been widely commercialized. The Company periodically assesses the likelihood of recovering the cost of long-lived assets based on its expectation of future profitability and undiscounted cash flow of the related operations. These factors, along with management’s plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Facts and circumstances upon which management’s estimates and plans are based could change, thus the possibility exists of a material adjustment to the Company’s financial statements in the future.

     ICMS Litigation

      The Company evaluates contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” Accordingly, when a material loss contingency exists, the Company accrues an estimated loss when the likelihood that the future event or events will confirm the loss or impairment of an asset or the incurrence of a liability is probable and the amount of loss can be reasonably estimated. If no accrual is made for a material loss contingency because both of the above conditions are not met, or if an exposure to loss exists materially in excess of an accrual that is made, disclosure regarding the contingency is made when there is at least a reasonable possibility that a loss or additional loss may have been incurred. As described in detail under “Litigation” in Part I, Item 3, “LEGAL PROCEEDINGS”, SWM-B received assessments from the taxing authorities of the State of Rio de Janeiro, Brazil related to ICMS taxes. As of December 31, 2002, the Assessment totaled approximately $8.4 million, of which approximately $3.7 million is covered by an indemnification agreement with the former owner of the predecessor of SWM-B, for a net exposure to the Company of approximately $4.7 million. The courts granted SWM-B relief from having to bond the potential tax liability while it challenges the Assessment. This matter is not currently expected to be resolved for several years. SWM-B continues to vigorously contest the Assessment and believes the matter will ultimately be resolved in its favor. The Company’s current evaluation of the matter is that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood. However, there is a reasonable possibility that SWM-B will ultimately be required to pay all or a portion of this contingent liability, which could adversely impact the Company’s future financial results or financial condition.

     Summary

      While a material impact to its future financial results or financial condition related to one or more of the above matters is possible, the Company does not currently believe it is likely. The Company continually updates and assesses the facts and circumstances regarding these critical accounting matters and other significant accounting matters affecting estimates in its financial statements. In addition to these accounting matters, other factors may affect the Company’s results, as described below.

Factors That May Affect Future Results

      Many factors outside the control of the Company could impact the Company’s results. While not an exhaustive list, the following important factors could cause the Company’s actual results for 2003 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

     Tax and Repatriation Matters

      The Company and its subsidiaries are subject to various business and income tax laws in each of the countries in which it does business through wholly-owned subsidiaries and through affiliates. Although the Company believes it complies with the many business and income tax requirements of each of its operations, the Company is exposed to the possibility of changes in enacted laws and interpretations of laws which could have a material adverse impact on its financial condition or results of operations. Also, the Company evaluates its overall financing plans in the various jurisdictions in which it operates and manages international movements of cash from and amongst its foreign subsidiaries in a tax-efficient manner; however, an unanticipated international movement of funds due to unexpected changes in the Company’s business or in needs of the business could result in a material adverse impact on the Company’s financial condition or results of operations.

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

      Foreign Currency Risk — The Company has subsidiaries located in France, Brazil, Canada and Spain. The Company, together with its subsidiaries, conducts business in over 90 countries worldwide transacting some of its business in foreign currencies.

      Changes in foreign currency exchange rates may have an impact on the Company’s operating profit. Since the Company and its subsidiaries transact business in many other countries, some of those sale and purchase transactions are denominated in a currency other than the local currency of the Company’s operations. As a result, changes in exchange rates between the currency in which the transaction is denominated versus the local currency of the Company’s operations into which the transaction is being recorded can impact the amount of local currency recorded for such transaction. This can result in more or less local currency revenue or cost related to such transaction, and thus have an effect on the operating profit of the Company.

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

      The Company utilizes forward and swap contracts and, to a lesser extent, option contracts to selectively hedge its exposure to foreign currency risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with well-known money center banks, insurance companies or government agencies (“counterparties”). Usually these contracts extend for no more than 12 months. The Company believes that the foreign currency risks that would not be hedged were the counterparties to fail to fulfill their obligations under the contracts are minimal in view of the financial strength of the counterparties. Management of foreign currency transactional exposures was not changed during 2002, and the Company does not expect any significant change in such exposures or in the strategies it uses to manage such exposures in the near future. As of December 31, 2002, a ten percent unfavorable change in the exchange rate of the functional currencies of the Company and its subsidiaries against the prevailing market rates of non-local currencies involving the Company’s transactional exposures would have resulted in a net pre-tax loss of approximately $2 million. These hypothetical gains or losses on foreign currency contracts and transactional exposures are defined as the difference between the contract rates and the hypothetical exchange rates. While the Company believes the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates would be material to the Company’s results of operations, the Company reduces this risk by selectively hedging its exposure when it is practical and economical to do so.

      Interest Rate Risk — The Company holds a combination of variable- and fixed-rate debt consisting of short and long term instruments. The Company selectively hedges its exposure to interest rate increases on its variable rate long term debt when it is practical and economical to do so. The Company utilizes various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. Most often the Company utilizes variable-to-fixed interest rate swap agreements, typically with contractual terms no longer than 24 months. The Company’s strategy to manage exposure to interest rate changes did not change during 2002, and management does not expect any significant changes in its exposure to interest rate changes or in how such exposure is managed in the near future. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in fair market value of fixed-rate debt due to differences between current market interest rates and the rates governing these instruments. With respect to the Company’s fixed-rate debt outstanding at December 31, 2002, a ten percent change in interest rates would not result in a material change in the fair market value of such debt and with respect to the Company’s variable-rate debt outstanding at December 31, 2002, a ten percent change in interest rates would not result in a material impact to the Company’s future annual pre-tax earnings.

      Commodity Price Risk — The Company is subject to commodity price risk, the most significant of which relates to the price of wood pulp, which is the Company’s largest single component of cost. The per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. The Company consumed approximately 96,000, 105,000 and 116,000 metric tons of wood pulp in 2002, 2001 and 2000, respectively. During the period from January 2000 through December 2002, the U.S. list price of northern bleached softwood kraft pulp, a representative pulp grade used by the Company, ranged from a low of $460 per metric ton in March and April of 2002 to a high of $710 per metric ton in the latter half of 2000 and in January 2001. Selling prices of the Company’s paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, the Company has been able to increase its selling prices in response to increased per ton wood pulp costs and has generally reduced its selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact the Company’s earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. Derivative instruments have not been utilized by the Company to manage this risk. With respect to the Company’s commodity price risk, a hypothetical ten percent change in per ton wood pulp prices would impact the Company’s future annual pre-tax earnings by approximately $5 million, assuming no compensating change in the Company’s selling prices. The Company believes that, while its exposure to commodity price risk is material to its results of operations, such risk is understood by its customers and over time changes in the price of wood pulp are typically reflected in selling prices.

     General Inflation

      Due to competitive pressures, the Company is not always able to pass along its cost increases through increased selling prices. The Company’s main costs impacted by general inflation are wages and salaries, energy, chemicals, employee benefit costs, primarily medical and pension expenses, and costs of insurance.

     Seasonality

      Sales of the Company’s products are not subject to seasonal fluctuations, except in the United States and Brazil. In the United States, customer shutdowns typically occur in July and December and typically have resulted in reduced net sales and operating profit during those two months. Additionally, the U.S. mills shut down equipment to perform additional maintenance during these months, resulting in higher product costs and reduced operating profit. In Brazil, customer orders are typically lower in December due to a holiday season through much of January and February.

     Environmental Matters

      The Company is subject to federal, state, local and foreign environmental protection laws and regulations with respect to the environmental impact of air, water and other emissions from its mills as well as its disposal of solid waste generated by its operations. The Company believes it is operating in compliance with, or is taking action aimed at ensuring compliance with, such laws and regulations. While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with these laws and regulations, these costs are not expected to materially affect the Company’s business or results of operations. However, there can be no assurance that a material adverse effect on the Company’s financial statements will not occur at some future time as a result of environmental matters. Additional information concerning environmental matters is disclosed in Note 12 of the Notes to Consolidated Financial Statements and in Part I, Item 3 “LEGAL PROCEEDINGS — Environmental Matters” herein.

     Legal Proceedings

      Information concerning legal proceedings is disclosed in Note 11 of the Notes to Consolidated Financial Statements and in Part I, Item 3 “LEGAL PROCEEDINGS” herein. In addition, the Company and its subsidiaries are involved in legal actions and claims arising in the ordinary course of business. Litigation is subject to many uncertainties and, while it is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries, management believes that such actions and claims will be resolved without a material adverse effect on the Company’s financial statements.

     Reliance on Significant Customers

      Most of the Company’s customers are manufacturers of tobacco products located in more than 90 countries around the world. Two such customers have accounted for a significant portion of the Company’s net sales in each of the last several years, and the loss of one or both such customers, or a significant reduction in one or both of these customers’ purchases, could have a material adverse effect on the Company’s results of operations. See Note 14 of the Notes to Consolidated Financial Statements.

     Tobacco Products and Governmental Actions

      In recent years, governmental entities around the world, particularly in the United States, have taken or have proposed actions that may have the effect of reducing consumption of tobacco products. Reports and speculation with respect to the alleged harmful physical effects of cigarette smoking and use of tobacco products have been publicized for many years and, together with actions to restrict or prohibit advertising and promotion of cigarettes or other tobacco products, to limit smoking in public places and to increase taxes on such products, are intended to discourage the consumption of cigarettes and other such products. In the fourth quarter of 1998, the major U.S. cigarette manufacturers reached agreement with all 50 U.S. states and several commonwealths and territories to settle health care cost recovery and other claims. In anticipation of these settlements and as a direct result of these settlements, most of the U.S. cigarette manufacturers increased prices of cigarettes significantly. Domestic cigarette consumption has declined, in part due to these price increases which, in turn, decreases demand for the Company’s products. During 1999, the U.S. Department of Justice filed a multi-billion dollar civil suit against the tobacco industry. In addition, litigation is pending against the major manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms and for alleged violations of antitrust laws. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation may have on the tobacco industry, its financial liquidity or relationships with its suppliers.

      Also in recent years, certain governmental entities, particularly in the United States, have considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked. The state of New York has enacted a law directing that such a set of requirements be implemented which could take effect beginning as early as the fourth quarter of 2003. In December 2002, the state of New York issued a proposed set of requirements for reduced ignition propensity cigarettes, which were subject to a 45-day comment period. Subsequently, the comment period was extended an additional 60 days through April 15, 2003. Regulations are scheduled to be implemented 180 days after final requirements are adopted. Cigarette manufacturers are in varying stages of development of cigarettes with such characteristics. Philip Morris and the Company previously announced the joint development of a banded cigarette paper that may make a cigarette less likely to ignite certain fabrics and have entered into a licensing and royalty agreement covering future commercialization of this new paper. While the joint development effort with Philip Morris was undertaken in advance of legislative initiatives in certain states to make cigarettes less likely to ignite certain fabrics when left unattended, the banded cigarette paper product that resulted from the joint development program, marketed under the name “Paper Select” by Philip Morris, is directed toward the same objective as the legislation. This joint development effort is also discussed in Part I, Item 1 herein under the caption “Philip Morris Supply Agreement.” The Company also has patents related to alternative means, including print banded cigarette paper, for addressing ignition control and continues to work on other possible innovations with other customers and on its own as the cigarette industry faces these evolving requirements. The fire safety standards currently proposed by the state of New York include a reference to banded cigarettes performing well in that state’s testing. The actual implementation of these new standards in New York will be dependent upon how quickly the standards are adopted following the comment period. Comments received during the comment period could possibly delay the adoption of these standards.

      In December 2002, Health Canada also indicated that it would evaluate the implementation of new standards that would require cigarette manufacturers to market reduced ignition propensity cigarettes in that country. Proposed fire safety standards were included in a consultation paper that is open for comment. A potential implementation schedule for the new fire safety standards in Canada was not provided in the proposal.

      In January 2003, the states of Rhode Island and Massachusetts introduced bills in their respective legislative committees concerning cigarette fire safety standards.

      There appears to be momentum building for reduced ignition propensity products, and the Company currently anticipates that cigarette manufacturers will use banded and print banded cigarette papers to meet these regulatory requirements, however there is a high degree of uncertainty as to the timing and volume requirements the Company’s customers will have for such papers. Furthermore, it is not possible to predict what additional legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect the consumer tobacco products industry in general.

      During 2002, 93 percent of the Company’s net sales were from products used by the tobacco industry in the making and packaging of cigarettes or other tobacco products. Management is unable to predict the effects that the above-described legal and governmental actions might have on the Company’s results of operations and financial condition.

Forward-Looking Statements

      Certain matters discussed in this report, particularly in the foregoing discussion regarding the “Outlook” of the Company, “Critical Accounting Policies and Estimates” and “Factors That May Affect Future Results,” constitute “forward-looking statements,” generally identified by, but not limited to, phrases such as “the Company expects” or “the Company anticipates,” as well as by use of words of similar effect, such as “appears,” “could,” “should,” “may” and “typically,” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by that Act. This report contains many such forward-looking statements, including statements regarding management’s expectations of future selling prices for the Company’s products, the Company’s anticipated market shares, future market prices for wood pulp used by the Company, expected sales volumes trends, new product introductions, anticipated energy, compensation, benefit and insurance costs, anticipated financial and operational results, anticipated capital spending, anticipated tax and other governmental actions, contingencies, anticipated common stock share repurchases and other expected transactions of the Company. Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the results of the Company will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates. The above-mentioned important factors, among others, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual results for 2003 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information with respect to the Company’s market risk is contained under the caption “Market Risk” in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” appearing in Part II, Item 7 herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Schedules have been omitted because they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,

	2002	2001	2000

	(U.S. $ in millions, except per share amounts)
Net Sales	$501.4	$499.5	$496.8

Cost of products sold	396.9	400.8	404.9

Gross Profit	104.5	98.7	91.9

Selling expense	20.2	19.2	18.5

Research expense	7.6	7.6	6.3

General expense	21.3	19.5	17.4

Restructuring charge	—	5.1	—

Operating Profit	55.4	47.3	49.7

Interest expense	3.6	4.9	6.1

Other income, net	2.5	2.9	3.2

Income Before Income Taxes and Minority Interest	54.3	45.3	46.8

Provision for income taxes	16.7	16.5	14.7

Income Before Minority Interest	37.6	28.8	32.1

Minority interest in earnings of subsidiaries	5.0	4.3	4.3

Net Income	$32.6	$24.5	$27.8

Net Income Per Common Share:

Basic	$2.19	$1.66	$1.82

Diluted	$2.14	$1.63	$1.82

See Notes to Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2002	2001

	(U.S. $ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$15.3	$50.9
Accounts receivable	69.4	74.5
Inventories	74.1	62.7
Current income tax refunds receivable	—	0.3
Deferred income tax benefits	3.7	3.0
Prepaid expenses	3.8	2.3

Total Current Assets	166.3	193.7

Property, at cost
Land and improvements	7.4	6.9
Buildings and improvements	68.8	62.3
Machinery and equipment	463.9	428.8
Construction in progress	22.8	11.5

Gross Property	562.9	509.5
Less accumulated depreciation	255.6	221.9

Net Property	307.3	287.6

Noncurrent Deferred Income Tax Benefits	2.6	1.3

Deferred Charges and Other Assets	15.0	15.3

Total Assets	$491.2	$497.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$4.0	$41.4
Other short-term debt	5.9	5.1
Accounts payable	45.9	44.1
Accrued expenses	55.4	48.8
Income taxes payable	1.2	—
Current deferred revenue	5.6	6.1

Total Current Liabilities	118.0	145.5

Long-Term Debt	37.4	56.4

Noncurrent Deferred Income Tax Liabilities	17.0	15.4

Noncurrent Deferred Revenue	48.0	53.1

Noncurrent Pension and Other Postretirement Benefits	47.3	31.0

Other Noncurrent Liabilities	12.6	10.5

Minority Interest	13.4	6.5

Contingencies (See Notes 6, 10, 11 and 12)
Stockholders’ Equity
Preferred Stock – $.10 par value – 10,000,000 shares authorized, none issued	—	—
Common Stock – $.10 par value – 100,000,000 shares authorized, 16,078,733 shares issued at both December 31, 2002 and 2001 (14,947,318 and 14,835,984 shares outstanding at December 31, 2002 and 2001, respectively)	1.6	1.6
Additional paid-in capital	61.1	60.6
Common stock in treasury, at cost – 1,131,415 and 1,242,749 shares at December 31, 2002 and 2001, respectively	(18.2)	(19.8)
Retained earnings	214.6	190.9
Unearned compensation on restricted stock	(0.5)	(0.5)
Accumulated other comprehensive income (loss), net of tax –
Minimum pension liability adjustments	(15.6)	(3.8)
Unrealized fair value of derivative instruments	(0.1)	(0.7)
Unrealized foreign currency translation adjustments	(45.4)	(48.8)

Total Stockholders’ Equity	197.5	179.5

Total Liabilities and Stockholders’ Equity	$491.2	$497.9

See Notes to Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock							Accumulated
	Issued		Additional	Treasury Stock				Other
			Paid-In			Retained	Unearned	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Compensation	Income (Loss)	Total

			(U.S. $ in millions, except number of shares)
Balance, December 31, 1999	16,078,733	$1.6	$60.7	441,845	$(8.0)	$156.7		$(26.8)	$184.2

Net income						27.8			27.8
Adjustments to unrealized foreign currency translation								(9.9)	(9.9)

Comprehensive income									17.9

Dividends declared ($0.60 per share)						(9.2)			(9.2)
Purchases of treasury stock				882,700	(13.2)				(13.2)
Restricted stock issuances			(0.2)	(30,000)	0.6		$(0.4)		—
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(5,474)	0.1				0.1
Issuance of shares for options exercised				(600)					—

Balance, December 31, 2000	16,078,733	1.6	60.5	1,288,471	(20.5)	175.3	(0.3)	(36.7)	179.9

Net income						24.5			24.5
Adjustments to minimum pension liability								(3.8)	(3.8)
Changes in fair value of derivative instruments								(0.7)	(0.7)
Adjustments to unrealized foreign currency translation								(12.1)	(12.1)

Comprehensive income									7.9

Dividends declared ($0.60 per share)						(8.9)			(8.9)
Restricted stock issuances			0.1	(20,000)	0.3		(0.4)		—
Amortization of unearned compensation							0.2		0.2
Stock issued to directors as compensation				(2,922)	0.1				0.1
Issuance of shares for options exercised				(22,800)	0.3				0.3

Balance, December 31, 2001	16,078,733	1.6	60.6	1,242,749	(19.8)	190.9	(0.5)	(53.3)	179.5

Net income						32.6			32.6
Adjustments to minimum pension liability								(11.8)	(11.8)
Changes in fair value of derivative instruments								0.6	0.6
Adjustments to unrealized foreign currency translation								3.4	3.4

Comprehensive income									24.8

Dividends declared ($0.60 per share)						(8.9)			(8.9)
Purchases of treasury stock				21,900	(0.5)				(0.5)
Restricted stock issuances				(10,000)	0.2		(0.2)		—
Amortization of unearned compensation							0.2		0.2
Stock issued to directors as compensation				(2,730)					—
Tax benefit of options exercised			0.2						0.2
Issuance of shares for options exercised			0.3	(120,504)	1.9				2.2

Balance, December 31, 2002	16,078,733	$1.6	$61.1	1,131,415	$(18.2)	$214.6	$(0.5)	$(61.1)	$197.5

See Notes to Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended
	December 31,

	2002	2001	2000

	(U.S. $ in millions)
Operations
Net income	$32.6	$24.5	$27.8
Non-cash items included in net income:
Depreciation and amortization	26.6	22.8	22.1
Amortization of deferred revenue	(5.1)	(1.4)	—
Deferred income tax provision	4.4	4.6	6.1
Minority interest in earnings of subsidiaries	5.0	4.3	4.3
Non-cash utilization of restructuring reserve	—	4.1	—
Other items	(1.7)	2.2	0.8
Advance payments from customers	—	50.6	8.0
Changes in operating working capital:
Accounts receivable	5.1	3.2	(5.6)
Inventories	(11.4)	1.8	(1.6)
Prepaid expenses	(1.5)	(0.6)	1.1
Accounts payable	1.8	(8.6)	6.4
Accrued expenses	6.6	(3.3)	3.0
Accrued income taxes	1.5	2.6	(0.7)

Net changes in operating working capital	2.1	(4.9)	2.6

Cash Provided by Operations	63.9	106.8	71.7

Investing
Capital spending	(30.3)	(73.8)	(29.4)
Capitalized software costs	(1.2)	(1.0)	(1.4)
Other	(2.1)	4.6	0.3

Cash Used for Investing	(33.6)	(70.2)	(30.5)

Financing
Cash dividends paid to SWM stockholders	(8.9)	(8.9)	(9.2)
Cash dividends paid to minority owners	—	(3.4)	(4.6)
Changes in short-term debt	0.8	3.1	(6.8)
Proceeds from issuances of long-term debt	47.5	4.0	5.1
Payments on long-term debt	(107.0)	(4.4)	(4.0)
Purchases of treasury stock	(0.5)	—	(13.2)
Proceeds from exercise of stock options	2.2	0.3	—

Cash Used for Financing	(65.9)	(9.3)	(32.7)

Increase (Decrease) in Cash and Cash Equivalents	(35.6)	27.3	8.5
Cash and Cash Equivalents at beginning of year	50.9	23.6	15.1

Cash and Cash Equivalents at end of year	$15.3	$50.9	$23.6

See Notes to Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. $ in millions, except per share amounts

Note 1.     Background

      Schweitzer-Mauduit International, Inc. is headquartered in the United States of America (“United States” or “U.S.”), and together with its subsidiaries (“SWM” or the “Company”) is a diversified producer of premium specialty papers and the world’s largest supplier of fine papers to the tobacco industry. The Company’s principal products include cigarette, tipping and plug wrap papers used to wrap various parts of a cigarette, reconstituted tobacco leaf for use as filler in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging. The Company was formed as a result of a tax-free spin-off from Kimberly-Clark Corporation (“Kimberly-Clark”) on November 30, 1995. As used herein, the Company means SWM, SWM and its several subsidiaries or, as determined by the context, one or more or its several subsidiaries.

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

      These financial statements are presented on a consolidated basis and include the accounts of SWM and all its majority-owned subsidiaries. The Company’s wholly-owned direct subsidiaries are Schweitzer-Mauduit Canada, Inc. (“SM-Canada”) and Schweitzer-Mauduit Spain, S.L. (“SM-Spain”), a holding company organized under the Spanish holding company regime and the primary foreign investment holding company for SWM, and together SWM and SM-Canada wholly-own Schweitzer-Mauduit International China, Limited, a currently inactive holding company incorporated in Hong Kong. The Company indirectly through SM-Spain has subsidiaries in France and Brazil. SM-Spain owns directly 100 percent of Schweitzer-Mauduit France S.A.R.L., a French corporation (“SMF”), 72 percent of the issued and outstanding shares of LTR Industries S.A., a French corporation (“LTRI”), and 100 percent of Schweitzer-Mauduit Holding S.A.R.L., a French corporation (“SMH”), which in turn owns 100 percent of Schweitzer-Mauduit Industries S.A.R.L., a French corporation (“SMI”). SMH and SMI are currently inactive holding companies. SMF, directly or indirectly, owns 100 percent of three principal French operating subsidiaries, Papeteries de Mauduit S.A.S. (“PdM”), Papeteries de Malaucène S.A.S. (“PdMal”) and Papeteries de Saint-Girons S.A.S. (“PdStG”). SM-Spain also owns directly 99.99 percent of the issued and outstanding shares of Schweitzer-Mauduit do Brasil S.A., a Brazilian corporation (“SWM-B”). All material intercompany transactions and balances are eliminated. The Company does not have any unconsolidated subsidiaries, joint ventures or special purpose entities.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

comprehensive income (loss) as unrealized foreign currency translation adjustments. Foreign currency gains and losses arising from settlement of transactions in non-local currencies and remeasurement of non-local currency denominated monetary assets and liabilities are included in other income, net.

     Earnings Per Share

      Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average number of common shares outstanding used in the calculation of basic net income per common share for 2002, 2001 and 2000 were 14,853,500, 14,777,200 and 15,224,100, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average number of common and potential common shares outstanding used in the calculation of diluted net income per common share for 2002, 2001 and 2000 were 15,242,600, 15,038,300 and 15,272,400, respectively. Potential common shares are those related to stock options, restricted stock outstanding and directors’ accumulated deferred stock compensation during the respective years. See Note 8 for a reconciliation of the average number of common shares outstanding used in the calculation of basic net income per share to the average number of common and potential common shares outstanding used in the calculation of diluted net income per common share.

     Cash and Cash Equivalents

      Cash and cash equivalents include cash, time deposits and readily marketable securities with original maturities of three months or less. The recorded amount reported in the balance sheet approximates fair value.

     Inventories

      Most U.S. inventories are valued at cost on the Last-In, First-Out (“LIFO”) method. The balance of the U.S. inventories and inventories of entities outside the United States are valued at the lower of cost, using the First-In, First-Out (“FIFO”) and weighted average methods, or market.

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

Asset Category	Depreciable Life

Machinery and Equipment	5 to 20 years
Buildings	20 to 40 years
Building Improvements	Lesser of 20 years or remaining life of the relevant building or lease

     Capitalized Software Costs

      The Company capitalizes certain purchases of software and software design and installation costs in connection with major projects of software development for internal use. These costs are included in Deferred Charges and Other Assets on the consolidated balance sheet and are amortized on the straight-line method for accounting purposes over the estimated useful life not to exceed seven years. The balances of unamortized capitalized software costs on the Company’s consolidated balance sheet were $9.6 and $10.5 as of

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

December 31, 2002 and 2001, respectively. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred.

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

     Impairment of Assets

      The Company periodically assesses the likelihood of recovering the cost of long-lived assets based on its expectation of future profitability and undiscounted cash flow of the related operations. These factors, along with management’s plans with respect to the operations, are considered in assessing the recoverability of property and purchased intangibles.

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

     Stock Compensation

      Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation” defines a fair value based method of accounting for stock compensation, including stock options, to employees. This statement provides entities a choice of recognizing related compensation expense by adopting the fair value method or to measure compensation using the intrinsic value method under Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees”. The Company has elected to continue to measure compensation cost for stock compensation based on the intrinsic value method under APB No. 25. Payments in the form of shares of the Company made to third parties, including the Company’s outside directors, are recorded at fair value based on the market value of the Company’s common stock at the time of payment. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock compensation under the fair value method of that statement. For purposes of the pro forma disclosures, the estimated fair value of the stock

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

compensation is amortized to expense over the vesting period. Under the fair value method, the Company’s net income and earnings per share would have been the pro forma amounts indicated below:

	2002	2001	2000

Net Income:
As reported	$32.6	$24.5	$27.8
Pro forma	31.7	23.9	27.5
Basic net income per share:
As reported	2.19	1.66	1.82
Pro forma	2.14	1.62	1.81
Diluted net income per share:
As reported	2.14	1.63	1.82
Pro forma	2.08	1.59	1.80

      The valuation under SFAS No. 123 was based on the Black-Scholes option pricing model with the market value of the stock equal to the exercise price, an estimated volatility over the ten year option term of 32 percent for the 2002 awards, 33 percent for the 2001 awards and 30 percent for the 2000 awards, a risk-free rate of return based upon the zero coupon government bond yield and an assumed quarterly dividend of $0.15 per share.

     Derivative Financial Instruments and Hedging Activities

      Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The statement requires that all derivative financial instruments, whether designated in hedging relationships or not, be recognized as either assets or liabilities on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in current period earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives not designated as hedging instruments or that do not qualify for hedge treatment, as well as the ineffective portion of a particular derivative instrument designated and qualifying as a hedge, must be recognized currently in the income statement.

      The Company selectively hedges its interest rate and foreign currency exposures when it is practicable and cost-effective to do so. The Company uses derivative instruments only for risk management purposes and not for trading or speculation. All derivative instruments used by the Company are either exchange traded or are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. The Company also enters into contracts with certain customers and vendors in which prices for the Company’s normal sales and purchases may be fixed for periods of time, or may have automatic price adjustment features related to changes in costs of raw materials or other components. Based on the terms of these contracts, which provide for sale or purchase of items, other than a financial instrument or derivative instrument, that will result in physical delivery of such items in quantities expected to be sold or used by the Company over a reasonable period in the normal course of business, such contracts are deemed to meet the normal purchases and normal sales exceptions of SFAS No. 133 and, therefore, are neither considered to be nor accounted for as derivative financial instruments.

      The Company’s only outstanding derivative financial instruments designated as hedges as of January 1, 2001, were foreign currency forward rate contracts, with fair values approximately equal to their carrying value. As a result, the Company recorded no cumulative effect of adopting SFAS 133. During the first quarter

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

of 2001, the Company entered into interest rate swap agreements to fix the variable rate component of certain of its variable rate long-term debt (see Note 5). There were no other new derivative contract agreements entered into by the Company during 2001 or 2002 other than foreign currency forward rate contracts which are summarized in Note 9.

     New Accounting Standards

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method of accounting. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142. The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of these new accounting standards had no material effect on the Company’s financial statements.

      Also in June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company’s financial statements for the period beginning January 1, 2003. The Company expects no material effect on its financial statements as a result of this new accounting standard.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Although SFAS No. 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retained most of the concepts of that standard, except that it eliminated the requirement to allocate goodwill to long-lived assets for impairment testing purposes and it required that a long-lived asset to be abandoned or exchanged for a similar asset be considered held and used until it is disposed, i.e. the depreciable life should be revised until the asset is actually abandoned or exchanged. Also, the new standard included the basic provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for presentation of discontinued operations in the income statement but broadened that presentation to include a component of an entity rather than a segment of a business, where that component can be clearly distinguished from the rest of the entity. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of this new accounting standard had no material effect on the Company’s financial statements.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for such activities initiated after December 31, 2002. SFAS No. 146 bases accrual of an exit or disposal cost on the existence of a liability that constitutes an “obligation” as defined in FASB Concept Statement No. 6, “Elements of Financial Statements,” which is different from the concept of an expected cost that was the underpinning of Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146, which is effective for the Company beginning January 1, 2003, will be used to establish the timing of recognition of costs in connection with exit or disposal activities, if any, initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for companies that voluntarily elect to adopt the fair value recognition and measurement methodology prescribed by SFAS No. 123. Regardless of the method with which a company elects to account for stock-based compensation arrangements, all companies are now

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

required to provide certain disclosures in both interim and annual financial statements regarding the method the company uses to account for its stock-based compensation arrangements and the effect of such method on the company’s reported results. The new disclosure requirements are effective for the Company beginning in 2002 (See “Stock Compensation” above.).

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), which requires footnote disclosure of the guarantee or indemnification agreements a company issues. With certain exceptions, such agreements will also require prospective recognition of an initial liability for the fair value, or market value, of the obligations assumed under that guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 effective with this Annual Report on Form 10-K as required. The Company expects no material effect on its financial statements as a result of this new accounting interpretation.

Note 3.     Restructuring Charge

      In 2001, the Company recorded a pre-tax charge of $5.1 related to changes in business conditions of the Company’s Brazilian business and the resulting decision to exit the printing and writing uncoated papers market in Brazil and shut down one of its paper machines and associated equipment. Non-cash write-downs of equipment represented $4.1 of the pre-tax charge. The balance of the charge was primarily for employee termination and severance costs and write-downs of related spare parts and machine clothing. Substantially all of the costs were incurred by December 31, 2001, leaving less than $0.1 of reserve as of that date. The remaining costs were incurred during 2002 with no reserve remaining at December 31, 2002.

Note 4.     Supplemental Disclosures

     Supplemental Balance Sheet Data

	As of
	December 31,

	2002	2001

Summary of Accounts Receivable:
Trade	$55.1	$61.5
Other	14.8	14.5
Less allowances for doubtful accounts and sales discounts	(0.5)	(1.5)

Total	$69.4	$74.5

Analysis of Allowances for Doubtful Accounts and Sales Discounts:

	Balance at		Write-offs		Balance
	Beginning	Charged to	and	Currency	at End of
	of Period	Expense	Discounts	Translation	Period

As of December 31, 2002
Allowance for doubtful accounts	$1.5	$(0.1)	$(0.6)	$(0.3)	$0.5
Allowance for sales discounts	—	—	—	—	—

Total	$1.5	$(0.1)	$(0.6)	$(0.3)	$0.5

As of December 31, 2001
Allowance for doubtful accounts	$1.8	$0.2	$(0.4)	$(0.1)	$1.5
Allowance for sales discounts	—	0.1	(0.1)	—	—

Total	$1.8	$0.3	$(0.5)	$(0.1)	$1.5

As of December 31, 2000
Allowance for doubtful accounts	$1.9	$0.3	$(0.3)	$(0.1)	$1.8
Allowance for sales discounts	—	0.1	(0.1)	—	—

Total	$1.9	$0.4	$(0.4)	$(0.1)	$1.8

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

	As of
	December 31,

	2002	2001

Summary of Inventories by Major Class:
At the lower of cost on the FIFO and weighted average methods or market:
Raw materials	$28.3	$26.9
Work in process	9.1	7.2
Finished goods	30.0	22.6
Supplies and other	13.3	11.7

	80.7	68.4
Excess of FIFO cost over LIFO cost	(6.6)	(5.7)

Total	$74.1	$62.7

      Total inventories included $30.8 and $25.6 of inventories subject to the LIFO method of valuation at December 31, 2002 and 2001, respectively. If LIFO inventories had been valued at FIFO cost, net income would have been increased by $0.6 in 2002, would have been decreased by $0.3 in 2001 and would have been increased by $0.9 in 2000.

	As of
	December 31,

	2002	2001

Summary of Accrued Expenses:
Accrued salaries, wages and employee benefits	$30.9	$24.2
Other accrued expenses	24.5	24.6

Total	$55.4	$48.8

     Supplemental Cash Flow Information

	For the Years Ended December 31,

	2002	2001	2000

Interest paid	$4.3	$5.3	$6.7
Interest capitalized	0.2	1.0	0.2
Income taxes paid (1)	10.6	9.2	8.8
Decrease in cash and cash equivalents due to exchange rate changes	0.2	0.2	0.1

(1)	The SMF consolidated tax group paid only nominal amounts of minimum required income taxes in all periods presented due to net operating loss carryforwards retained in the 1995 spin-off.

Note 5.     Debt

      As of December 31, 2001, the Company had an unsecured credit agreement with a group of banks which provided term and revolving loans totaling 57.2 million euros (or approximately $51 at December 31, 2001) to SMF and PdM Industries S.N.C., a subsidiary owned 99 percent by PdM and one percent by SMF, and term and revolving loans totaling $60 to the Company. The French credit facilities included in the credit agreement consisted of a term loan to SMF in the amount of 38.1 million euros (or approximately $34 at December 31, 2001) and a 364-day revolving credit facility available to both SMF and PdM Industries in an amount of up to 19.1 million euros (or approximately $17 at December 31, 2001). The U.S. credit facilities included in the credit agreement consisted of a term loan to the Company in the amount of $45 and a renewable 364-day revolving credit facility available to the Company in an amount of up to $15. Loans under the term loan

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

facilities were scheduled for payment in three equal semi-annual installments on January 31, 2002, July 31, 2002 and January 31, 2003, however the Company refinanced the credit agreement effective January 31, 2002.

      Effective January 31, 2002, the Company repaid the full amounts outstanding under its prior credit agreement which consisted of U.S. and French term loan facilities (“Term Loans” of $45 and 38.1 million euros, respectively) and entered into a new unsecured credit facility with a group of banks (“Credit Agreement”). The Credit Agreement included five-year revolving loan facilities totaling up to $45 and 50 million euros and 364-day revolving loan facilities, originally totaling up to $15 and 20 million euros. Under the Credit Agreement, on January 31, 2002, the Company borrowed $30 utilizing the five-year U.S. dollar revolver and 15 million euros under the five-year euro revolver. Through December 31, 2002, the Company repaid 15 million euros and $10 under the five-year euro and U.S. dollar revolvers, respectively, leaving no outstanding balance under the five-year euro revolver and a balance of $20 as of December 31, 2002 under the five-year U.S. dollar revolver. While such plans may change, the Company does not currently plan to repay the outstanding balance under the five-year U.S. dollar revolver prior to the January 31, 2007 maturity date.

      The terms of the Credit Agreement were similar to the prior credit agreement, except that it (i) provided for five-year revolving loans in place of the Term Loans, which gives the Company the flexibility to utilize cash balances to pay down the five-year revolving loans and subsequently draw on those facilities again when needed, (ii) provided somewhat higher available amounts for euro borrowings, (iii) extended the maturities of the five-year revolvers, thus requiring no principal payments until maturity on January 31, 2007, provided the Company does not violate its covenants under the Credit Agreement, and (iv) originally renewed the Company’s 364-day revolving loan facilities to January 30, 2003. In January 2003, the Company renewed its 364-day revolving loan facilities to January 29, 2004 with reduced amounts available to the Company. The 364-day U.S. dollar revolving loan facility was reduced from $15 to $10, and the 364-day euro revolving loan facility was reduced from 20 million euros to 12 million euros.

      As a result of the Credit Agreement, and considering the reduced amounts available under the 364-day revolving loan facilities effective January 30, 2003, SMF has five-year and 364-day revolving loan facilities available totaling up to 62 million euros (or approximately $65 using the December 31, 2002 currency exchange rate) (the “Euro Credit Facility”) and the Company has five-year and 364-day revolving loan facilities available totaling up to $55 (the “U.S. Credit Facility” and, together with the Euro Credit Facility, the “Credit Facilities”). The Euro Credit Facility consists of a five-year revolving credit facility available to SMF in the amount of up to 50 million euros (or approximately $52.5 using the December 31, 2002 currency exchange rate) (the “Five-Year Euro Revolver”) and a renewable 364-day revolving credit facility available to SMF in an amount of up to 12 million euros (or approximately $12.5 using the December 31, 2002 currency exchange rate) (the “364-Day Euro Revolver”). Borrowings by SMF under the Euro Credit Facility are guaranteed by the Company. The Company also has the ability to borrow under the Euro Credit Facility although it does not currently anticipate doing so. The U.S. Credit Facility consists of a five-year revolving credit facility to the Company in the amount of up to $45 (the “Five-Year U.S. Revolver”, and, together with the Five-Year Euro Revolver, the “Five-Year Revolvers”) and a renewable 364-day revolving credit facility available to the Company in an amount of up to $10 (the “364-Day U.S. Revolver” and, together with the 364-Day Euro Revolver, the “364-Day Revolvers”).

      As of December 31, 2001, the Company included a $15 scheduled installment of its U.S. term loan facility in Current Portion of Long-Term Debt on its consolidated balance sheet, with the $30 remainder classified as Long-Term Debt, since the remainder was subsequently refinanced under the Credit Agreement. As of December 31, 2001, the Company classified the first two scheduled installments of the French term loan facility totaling 25.4 million euros (approximately $22.6 using the December 31, 2001 currency exchange rate) in Current Portion of Long-Term Debt on its consolidated balance sheet, in accordance with the terms of the existing French term loan facility, with the remaining 12.7 million euros (approximately $11.3 using the

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

December 31, 2001 currency exchange rate) installment classified as Long-Term Debt, since the remainder was subsequently refinanced under the Credit Agreement.

      Under the Credit Agreement, the interest rate under the Five-Year U.S. Revolver is the sum of (a) either 0.70 percent per annum or 0.80 percent per annum (the “Applicable Margin”), determined by reference to the Company’s Net Debt to Equity Ratio (as defined in the Credit Agreement) plus (b) the London interbank offered rate for U.S. dollar deposits (“LIBOR”). Under the Credit Agreement, the interest rate under the Five-Year Euro Revolver is the sum of the Applicable Margin plus the euro zone interbank offered rate for euro deposits (“EURIBOR”). The interest rates under the U.S. and Euro 364-Day Revolvers are determined using the same formula for the respective Five-Year Revolvers except that the Applicable Margin is either 0.65 percent per annum or 0.75 percent per annum, determined by reference to the Company’s Net Debt to Equity Ratio (as defined in the Credit Agreement).

      The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company maintain certain defined financial ratios (a minimum Tangible Net Worth, a maximum Net Debt to Equity Ratio and a maximum Net Debt to Adjusted EBITDA Ratio, all as defined in the Credit Agreement). At December 31, 2002, the Company’s Tangible Net Worth was approximately $40 above the minimum permitted amount while Net Debt was approximately $116 less than the maximum permitted amount under the most restrictive covenant. The Company does not currently anticipate any change in business conditions of a nature that would cause the Company to violate its covenants under the Credit Agreement.

      The Company selectively enters into interest rate hedge agreements with respect to its variable rate long-term borrowings under its credit facilities to manage its exposure to interest rate increases when it is practicable and cost-effective to do so. During the first quarter of 2001, the Company entered into interest rate swap agreements to fix the variable rate component of certain of its variable rate long-term debt. The combination of these interest rate swap agreements began with a notional amount of $45, declining to $30 effective January 31, 2002, and declining again to $15 effective July 31, 2002 through the remainder of the contract terms ending January 31, 2003. These interest rate swap agreements fixed the London interbank offered rate for U.S. dollar deposits at 5.42 percent. This had the effect of fixing the Company’s interest rate including margin at 5.72 percent on $45 of its debt through January 31, 2002, the effective date of the new Credit Agreement, 6.12 percent on $30 of its debt from February 1, 2002 through July 31, 2002, and 6.12 percent on $15 of its debt from August 1, 2002 through January 31, 2003. These interest rate swap contracts were designated as cash flow hedges and the Company applied the short-cut method treatment under SFAS No. 133. As such, the Company assumed there was no ineffectiveness of these hedge contracts, and accordingly, no gain or loss was recorded in the income statement relative to the changes in fair value of these interest rate swap contracts, but instead the changes in fair value of the contracts were reflected in other comprehensive income (loss). The fair value balances were $(0.2) and $(1.1) as of December 31, 2002 and 2001, respectively, and were included in accumulated other comprehensive income (loss), net of tax, on the Company’s consolidated balance sheet. There were no other interest rate-related derivative contract agreements entered into by the Company during 2001 or 2002. The weighted average effective interest rates on the Company’s long-term credit agreement facilities (the Company’s Five-Year Revolvers, and Term Loan Facilities for the periods prior to January 31, 2002) were 5.3 percent, 5.4 percent and 5.7 percent for the years ended December 31, 2002, 2001 and 2000, respectively.

      Effective January 31, 2003, the Company entered into a two-year interest rate swap agreement to fix the LIBOR rate component of $15 of its variable rate U.S. dollar long-term debt at 2.05 percent, which had the effect of fixing the Company’s interest rate, including margin, at 2.75 percent on $15 of its debt through January 31, 2005.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

      At both December 31, 2002 and 2001, long-term debt other than the Five-Year Revolvers and Term Loan Facilities primarily consisted of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended as to whether to invest the funds in a financial institution or to invest the funds with their respective employer. To the extent that funds are invested with the Company, these amounts bear interest at the five-year treasury note rate in France (5.37 percent and 5.85 percent at December 31, 2002 and 2001, respectively) and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

      Following are the balances of long-term debt obligations as of December 31:

	2002	2001

U.S. Term Loan	$—	$45.0
U.S. Five-Year Revolving Loan	20.0	—
French Term Loan	—	33.9
French Employee Profit Sharing	18.6	15.9
Other	2.8	3.0

	41.4	97.8
Less current portion	(4.0)	(41.4)

	$37.4	$56.4

      Following are the scheduled maturities for these long-term debt obligations as of December 31, 2002 (the scheduled $20 maturity of the U.S. Five-Year Revolver has been reflected as maturing in 2007 since that amount is not required to be repaid until 2007 under the Credit Agreement and the Company has no current intent to repay the borrowing until required):

2003	$4.0
2004	4.5
2005	4.7
2006	3.7
2007	24.1
Thereafter	0.4

$41.4

      At December 31, 2002, the Company had $97.5 of its Five-Year Revolvers available in the United States and France under the Credit Agreement, of which $20.0 was outstanding at December 31, 2002. These facilities permit borrowing at competitive interest rates and are available for general corporate purposes. The Company pays commitment fees on the unused portion of these Five-Year Revolvers at an annual rate of .35 percent and may cancel all or a portion of the unused facilities without penalty at any time prior to their expiration.

      At December 31, 2002, the Company had $36.0 of its 364-Day Revolvers available in the United States and France under the Credit Agreement, all of which was unused. These facilities permit borrowing at competitive interest rates and are available for general corporate purposes. Effective January 30, 2003, the Company renewed these short-term facilities to January 29, 2004 at reduced amounts, such that approximately $22.6 million was available for borrowing under these facilities beginning January 30, 2003 (see 364-Day Revolvers above). The Company pays commitment fees on the unused portion of these 364-Day Revolvers at an annual rate of .25 percent and may cancel all or a portion of the unused facilities without penalty at any time prior to their expiration.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

      The Company also had other bank credit facilities available totaling approximately $31.6, of which $5.9 was outstanding at December 31, 2002. No commitment fees are paid on the unused portion of these facilities.

      At December 31, 2002 and 2001, the estimated fair value of the Company’s long-term debt and short-term debt approximated the carrying amount. These fair values were based on quoted market prices for the same or similar debt or on current rates offered to the Company for obligations with the same maturities.

Note 6.     Income Taxes

      An analysis of the provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000 follows:

	2002	2001	2000

Current income taxes:
U.S. Federal	$0.1	$1.5	$(0.2)
U.S. State	—	0.2	—
Foreign	12.2	10.2	8.8

	12.3	11.9	8.6

Deferred income taxes:
U.S. Federal	(2.0)	(2.7)	(1.3)
U.S. State	(0.3)	(0.3)	(0.2)
Foreign	6.7	7.6	7.6

	4.4	4.6	6.1

Total	$16.7	$16.5	$14.7

      Income before income taxes included income of $61.9 in 2002, $49.6 in 2001 and $49.2 in 2000 from operations outside the United States.

      A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent

Tax at U.S. statutory rate	$19.0	35.0%	$15.9	35.0%	$16.4	35.0%
State income taxes, net of federal tax benefit	(0.2)	(0.4)	(0.1)	(0.2)	(0.1)	(0.2)
Statutory rates outside the United States in excess of U.S. statutory rate, net	0.1	0.2	0.6	1.3	1.1	2.4
French income tax rate change-deferred benefit	—	—	—	—	(0.1)	(0.2)
Net benefit of Brazilian equity-related payments	(0.4)	(0.7)	(0.2)	(0.4)	(0.4)	(0.9)
Adjustment of valuation allowances	(2.3)	(4.2)	—	—	(1.0)	(2.1)
Claim settlement not taxable	—	—	—	—	(0.4)	(0.9)
Benefit of currency losses in connection with certain repatriations	—	—	—	—	(0.8)	(1.7)
Other, net	0.5	0.9	0.3	0.7	—	—

Provision for income taxes	$16.7	30.8%	$16.5	36.4%	$14.7	31.4%

      The Company’s effective income tax rate in 2002 compared with 2001 was impacted by a decrease in the French corporate income tax rate from 36.3 percent for 2001 to 35.3 percent for 2002 and net favorable deferred income tax adjustments of $1.6. The deferred income tax adjustments were recorded primarily as a

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

result of changes in the Company’s expectations as to the realization of certain of these tax assets due to the results of recent income tax audits in foreign jurisdictions and changes in the Company’s estimates of future taxable income in each taxing jurisdiction. These changes resulted in a net reduction in valuation allowances related to deferred income tax assets. Excluding this net favorable income tax adjustment of $1.6, the effective income tax rate for 2002 would have been 33.7 percent which was lower than 2001 due to the reduction in the French corporate income tax rate and due to decreased profitability in the United States which has the Company’s highest corporate income tax rate and increased profitability in Brazil which has the Company’s lowest corporate income tax rate.

      During 2002, the United States Internal Revenue Service (“IRS”) conducted a review of the Company’s U.S. federal income tax returns for the years 1996 through 1998. No adjustments were proposed by the IRS auditors as a result of their review. Additionally, French tax authorities are in the process of auditing the Company’s consolidated French tax group for the years 1990 through 2000, including companies formerly part of that tax group prior to the Company’s 1995 spin-off from Kimberly-Clark. The French tax authorities have completed their work at most entities while work at other entities is still to be completed. As a result of the work conducted to date, the Company has received certain assessments and notifications of findings, to which the Company has responded to the French tax authorities. The Company believes that any resulting adjustments related to the remaining audit work by the French tax authorities will not be material.

      The Company’s provision for income taxes in 2001 compared with 2000 was impacted by a decrease in the French statutory corporate income tax rate from 37.7 percent for 2000 to 36.3 percent for 2001, which had been enacted in December 2000. The effect of the changes in the French corporate income tax rate enacted in 2000 had a nominal favorable effect on the deferred income tax provision in 2000 related to the net balances of deferred income tax assets and liabilities. The provision for income taxes in 2000 was impacted by several items, including a $1.0 favorable adjustment to reduce Spanish deferred income tax valuation allowances, a favorable $0.4 tax benefit related to settlement of a prior-period claim and $0.8 of income tax benefits associated with treatment of certain repatriations during the year. Excluding the effects of these three items, the effective income tax rate for 2000 would have been 36.1 percent. Further affecting the comparison was a decrease in profitability in Brazil which has the Company’s lowest corporate income tax rate.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

      Deferred income tax assets (liabilities) as of December 31, 2002 and 2001 were comprised of the following:

	2002	2001

Current deferred income tax assets (liabilities) attributable to:
Inventories	$(0.7)	$(0.6)
Postretirement and other employee benefits	2.2	1.5
Other accrued liabilities	2.2	2.2
Other	—	(0.1)

Net current deferred income tax asset	$3.7	$3.0

Noncurrent deferred income tax assets (liabilities) attributable to:
Operating loss, capital loss and tax credit carryforwards	$11.1	$2.4
Postretirement and other employee benefits	17.1	—
Accumulated depreciation and amortization	(20.3)	(0.5)
Valuation allowances	(8.6)	(0.6)
Other	3.3	—

Net noncurrent deferred income tax asset	$2.6	$1.3

Noncurrent deferred income tax assets (liabilities) attributable to:
Accumulated depreciation and amortization	$(31.1)	$(45.8)
Operating loss, capital loss and tax credit carryforwards	21.7	33.6
Postretirement and other employee benefits	1.6	11.4
Valuation allowances	(6.2)	(15.1)
Other	(3.0)	0.5

Net noncurrent deferred income tax liability	$(17.0)	$(15.4)

      In the 2002 presentation, the net noncurrent deferred income tax asset relates to the U.S. and Spanish tax jurisdictions and the net noncurrent deferred income tax liability relates to the French, Brazilian and Canadian tax jurisdictions. In the 2001 presentation, the net noncurrent deferred income tax asset relates to the Spanish and Brazilian tax jurisdictions and the net noncurrent deferred income tax liability relates to the U.S., Canadian and French tax jurisdictions. Total deferred income tax assets were $46.9 and $39.1 at December 31, 2002 and 2001, respectively. Total deferred income tax liabilities were $57.6 and $50.2 at December 31, 2002 and 2001, respectively.

      Under French tax law, NOLs incurred through December 31, 1994 by SMF subsidiaries unrelated to the businesses distributed to the Company, which were distributed to Kimberly-Clark prior to the spin-off, were retained by SMF as of January 1, 1995. In addition to SMF’s remaining NOLs, NOLs were obtained in the acquisition of the predecessor of SWM-B and were generated by SWM-B during 1998, and by SM-Spain during 1998 through 2000 and again in 2002.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

      The following summarizes the changes in the Company’s NOLs and the related noncurrent deferred income tax asset and valuation allowance for the years ended December 31, 2002, 2001 and 2000:

		Total	Valuation	Net
	NOLs	Asset	Allowance	Asset

Amount at December 31, 1999	$120.1	$44.9	$(12.0)	$32.9
French income tax rate decreases	—	(2.0)	0.6	(1.4)
Spanish valuation allowance adjustment	—	—	1.0	1.0
2000 utilization, net of generated	(5.8)	(2.2)	(0.5)	(2.7)
Currency translation effect	(8.2)	(3.0)	0.7	(2.3)

Amount at December 31, 2000	106.1	37.7	(10.2)	27.5
2001 utilization	(22.3)	(7.9)	—	(7.9)
Currency translation effect	(6.0)	(2.3)	0.9	(1.4)

Amount at December 31, 2001	77.8	27.5	(9.3)	18.2
French and Spanish valuation allowance adjustments, net	—	—	2.9	2.9
2002 utilization, net of generated	(21.5)	(7.5)	(0.3)	(7.8)
Currency translation effect	10.7	3.7	(1.5)	2.2

Amount at December 31, 2002	$67.0	$23.7	$(8.2)	$15.5

      Under current tax laws governing the tax jurisdictions in which the Company has NOLs, remaining NOLs in France carry forward indefinitely and NOLs in Spain expire the later of ten years subsequent to the year generated or ten years subsequent to the first year of taxable income in Spain (which was 2000). NOL carryforwards in Brazil were fully utilized during 2002. Of the $67.0 of NOLs still available at December 31, 2002, $4.9 and $0.8 will expire in 2010 and 2012, respectively, if not utilized against taxable income in Spain. The remaining $61.3 of NOLs in France have no expiration date. Valuation allowances related to NOLs totaled $8.2 as of December 31, 2002, reducing the related net deferred tax asset to an amount which is estimated to be realizable through utilization of the NOLs. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. However, that amount could change if, among other considerations, estimates of future taxable income or income tax regulations or interpretations change during the carryforward periods.

      In addition to the NOLs above, the Company has generated foreign tax credits in excess of the amount of foreign tax credits utilized in its U.S. federal income tax returns, as well as federal research credits, certain state credits, primarily for investments in fixed assets in those states, and federal alternative minimum tax (“AMT”) credits. The amount of cumulative excess foreign tax credits, including an estimate of credits expected to be utilized in 2002 against incremental tax liabilities as a result of cash repatriations, totaled $5.1 at December 31, 2002. These credits carry forward five years from the date generated, however, because the Company does not currently foresee being able to realize a financial benefit from these credits prior to their expiration, the assets were fully reserved at December 31, 2002 with a valuation allowance of $5.1. The federal research credits and various state tax credits are estimated to total $2.3 as of December 31, 2002, of which the Company has estimated that $0.8 of these credits will be realized prior to their expiration and thus has a valuation allowance of $1.5 at December 31, 2002. The Company’s federal AMT credits, related to its filed 2001 and prior year tax returns, totaled $1.7 at December 31, 2002. These federal AMT credits carry forward indefinitely, for which no valuation allowance has been recorded.

      Along with numerous other companies and banks in France, PdM was subject to a tax claim with respect to its purchase of certain bonds in 1988 which were represented by the two selling banks as carrying specific tax benefits. The French taxing authority challenged the use by PdM of those benefits. In 1997, PdM fully accrued the assessed principal and interest following a court decision and, while appealing the court decision,

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

subsequently paid the $0.6 final assessment in 2001 so that there is no remaining risk of loss. Since the claim against PdM by the French taxing authority related to a period prior to PdM joining the SMF consolidated tax group, the unfavorable outcome could not be offset with the NOLs of the consolidated tax group. PdM had filed claims against each selling bank on the basis of their misrepresentation of certain facts. The Company’s claim against one of the banks was rejected by a trial court in 1996 and the Company appealed this decision. In 1997, the case against the other bank was stayed until the claim filed by the French taxing authority against PdM was resolved. In 2002, the French court reached a decision that companies such as PdM could pursue claims against the banks that sold the purportedly tax-advantaged bonds. PdM has submitted the necessary information to the court to pursue its claims against the selling banks. PdM will continue to pursue such claims in hopes of recovering against the selling banks. As of December 31, 2002, no asset has been recorded for this potential recovery.

Note 7.     Postretirement and Other Benefits

     North American Pension Benefits

      The Company and its subsidiary in Canada have defined benefit retirement plans which cover substantially all full-time employees. Retirement benefits are based on years of service and generally on the average compensation earned in the highest five of the last 15 years of service. Retirees as of the date of the Company’s spin-off from Kimberly-Clark remained participants of their respective Kimberly-Clark plans. Employees as of the date of the spin-off retained credit for prior service while employees of Kimberly-Clark. The Company’s Canadian retirement benefit plan assets and liabilities are immaterial and therefore are not included in the following disclosures.

      Effective July 1, 2000, the Company amended its defined benefit retirement plan for U.S. employees to include a cash balance benefit formula that covers all salaried employees hired on or after July 1, 2000 and all salaried employees as of July 1, 2000, except those salaried employees who were “grandfathered” and chose to retain retirement benefits under the terms of the plan prior to this amendment, a final average pay formula benefit. Salaried employees who, as of July 1, 2000, had either attained the sum of their age plus years of vesting service equal to 65 or more, or attained the sum of their age plus years of vesting service equal to 60 or more and had at least 15 years of vesting service were grandfathered under the plan and could elect either the new cash balance benefit formula or the final average pay benefit formula. For employees under the cash balance formula, the Company will annually credit to the employee’s account balance a retirement contribution credit, which is a percentage of the employee’s earnings with the percentage varying based on the years of vesting service in the plan, and an interest credit, based on the average yield for 30-year treasury bills. During 2001 and 2002, the Company amended its defined benefit plan for U.S. employees to include a similar cash balance formula that covers all hourly employees at its Ancram, New York and Spotswood, New Jersey mills. The retirement benefit for all new hourly employees at those mills will be based on the new cash balance benefit formula. All existing hourly employees at the Ancram mill, and all hourly employees with five or more years of service at the Spotswood mill, elected either the new cash balance benefit formula or to retain the final average pay benefit formula. As of December 31, 2002, there were a total of 598 salaried and hourly active employees covered by the plan’s final average pay benefit formula and 228 salaried and hourly active employees covered by the plan’s cash balance benefit formula. There were also a total of 206 plan participants collecting monthly benefits under the plan’s final average pay benefit formula.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

      The components of net pension expense for U.S. employees for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Service cost	$2.2	$2.1	$1.9
Interest cost	5.5	5.0	5.0
Expected return on plan assets	(6.2)	(6.2)	(5.9)
Amortizations and other	(0.1)	(0.1)	(0.1)

Net periodic pension cost	$1.4	$0.8	$0.9

      The assumed long-term rate of return on pension assets for purposes of pension expense recognition for the U.S. employee plans was 9.5 percent for 2002 and 10.0 percent for both 2001 and 2000. The assumed long-term rate of return is determined by evaluating historical and projected returns for benchmark equity and fixed income market indices as well as the projected investment mix of the Company’s pension assets. The asset allocation policy of the Company’s U.S. employee pension plan targets an allocation of 65 percent in equity securities and 35 percent in fixed income securities. A change in the long-term rate of return assumption of 0.50 percent would change the Company’s estimated 2003 U.S. pension expense by approximately $0.25. Transition adjustments for these plans are being amortized on the straight-line method over 14 to 18 years. The discount rates used to determine the projected benefit obligation and accumulated benefit obligation for the U.S. employee pension plans were 6.5 percent and 7.25 percent at December 31, 2002 and 2001, respectively. The discount rate fluctuates from year to year based on current market interest rates for high-quality fixed-income investments. The Company also evaluates the expected average duration of its pension obligations in determining its discount rate. A change in the discount rate assumption of 0.25 percent would change the Company’s estimated 2003 U.S. pension expense by approximately $0.25. The assumed long-term rate of compensation increases used to determine the projected benefit obligations for these plans was 3.5 percent for both December 31, 2002 and 2001.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

      The Company’s funding policy is generally over time to contribute assets that, at a minimum, fully fund the accumulated benefit obligation, subject to regulatory and tax deductibility limits. The funded status of the U.S. employee pension plans as of December 31, 2002 and 2001 was as follows:

	2002	2001

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$72.5	$67.4
Service cost	2.2	2.1
Interest cost	5.5	5.0
Actuarial losses	9.8	1.1
Gross benefits paid	(2.6)	(3.1)

Projected benefit obligation at end of year	87.4	72.5

Change in Plan Assets:
Fair value of plan assets at beginning of year	54.1	60.8
Actual return on plan assets	(5.5)	(3.6)
Employer contributions	3.9	—
Gross benefits paid	(2.6)	(3.1)

Fair value of plan assets at end of year	49.9	54.1

Funded status at end of year	(37.5)	(18.4)
Unrecognized actuarial losses	33.8	12.3
Unrecognized prior service cost and net transition obligation	(1.5)	(1.6)

Net accrued pension liability	$(5.2)	$(7.7)

Amounts recognized in the balance sheet consist of:
Accrued pension liability	$(5.2)	$(7.7)
Additional minimum liability	(23.4)	(2.3)
Accumulated other comprehensive loss	23.4	2.3

Net amount recognized in the balance sheet	$(5.2)	$(7.7)

      The projected benefit obligation and accumulated benefit obligation for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $87.4 and $77.8, respectively, as of December 31, 2002, and $72.5 and $63.6, respectively, as of December 31, 2001.

     French Pension Benefits

      In France, employees are covered under a government administered program. In addition, the Company’s French operations sponsor retirement indemnity plans which pay a lump sum retirement benefit to all permanent employees who retire from the Company. The Company’s French operations also sponsor a supplemental executive pension plan which is designed to provide a retirement benefit equal to between 50 and 65 percent of final earnings, depending upon years of service, after considering other government and Company sponsored retirement plans. As of December 31, 2002, there were a total of 161 active and 10 retired employees in the supplemental executive pension plan. Plan assets are principally invested in the general asset portfolio of a French insurance company.

      The Company’s net pension expense for the French pension plans was $2.3, $1.4 and $1.7 for the years ended December 31, 2002, 2001 and 2000, respectively. The assumed long-term rates of return on pension assets for purposes of pension expense recognition for the French plans were 5.0 percent for 2002 and 2001, and 4.5 percent for 2000. Transition adjustments for these plans are being amortized on the straight-line method over 19 to 20 years. The discount rates used to determine the projected benefit obligation and

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

accumulated benefit obligation for the French plans were 5.37 percent and 5.75 percent at December 31, 2002 and 2001, respectively. The assumed long-term rates of compensation increases used to determine the projected benefit obligation for these plans were 3.5 percent and 3.0 percent at December 31, 2002 and 2001, respectively.

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the French pension plans were $24.4, $14.6 and $10.8, respectively, as of December 31, 2002, and $18.4, $12.5 and $7.0, respectively, as of December 31, 2001. The Company’s net accrued pension liability for the French plans was $5.2 and $6.8 at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the net accrued pension liability balances included additional minimum pension liabilities of $1.7 and $3.7, respectively, which balances were also reflected net of tax in the balance of accumulated other comprehensive income (loss) on the consolidated balance sheet.

     Brazilian Pension Benefits

      In Brazil, employees are covered under a government-administered program.

     Postretirement Healthcare and Life Insurance Benefits

      The Company and its subsidiary in Canada have unfunded healthcare and life insurance benefit plans which cover substantially all retirees of the Company. Eligibility for benefits under the Company’s plans is based on years of service and age at retirement. Retirees as of the date of the spin-off remained participants of their respective Kimberly-Clark plans. Employees as of the date of the spin-off retained credit for prior service while employees of Kimberly-Clark. The Company’s plans are noncontributory for certain long service employees when they retire, but are contributory for most other future retirees. The Company’s Canadian postretirement benefits liability is immaterial and therefore is not included in the following disclosures.

      Effective July 1, 2000, the Company amended its postretirement healthcare and group life insurance coverages for U.S. salaried employees, except certain grandfathered employees. Grandfathered employees will continue to receive retiree healthcare coverage and life insurance coverage at rates subsidized by the Company. For all other U.S. salaried employees, future retiree healthcare coverage access will be offered at full cost to the retiree. During 2001 and 2002, the Company similarly amended its U.S. postretirement and group life insurance coverages for hourly employees at its Spotswood and Ancram mills.

      The components of U.S. employee postretirement healthcare and life insurance benefit costs were as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Service cost	$0.2	$0.2	$0.2
Interest cost	0.9	0.8	0.8
Amortizations and other	(0.1)	(0.1)	(0.3)

Net periodic postretirement benefit cost	1.0	0.9	0.7
Curtailment credits	—	—	(0.5)

Total postretirement benefit cost	$1.0	$0.9	$0.2

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

      The components of the unfunded U.S. employee postretirement healthcare and life insurance benefit obligation included in noncurrent pension and other postretirement benefits as of December 31, 2002 and 2001 were as follows:

	2002	2001

Change in Benefit Obligation:
Benefit obligation at beginning of year	$11.5	$10.5
Service cost	0.2	0.2
Interest cost	0.9	0.8
Actuarial (gains) losses	1.8	0.9
Participant contributions	0.1	—
Gross benefits paid by the Company	(1.4)	(0.9)

Benefit obligation at end of year	13.1	11.5

Funded status at end of year	(13.1)	(11.5)
Unrecognized actuarial (gains) losses	0.1	(1.7)
Unrecognized prior service cost	(0.7)	(0.8)

Net accrued postretirement benefit liability	$(13.7)	$(14.0)

      For purposes of measuring the benefit obligation at December 31, 2002, a 9.0 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003 and 2004. The rate was assumed to decrease to 8.0 percent in 2005, 7.0 percent in 2006, 6.0 percent in 2007 and 5.0 percent for 2008 and thereafter. For purposes of measuring the benefit obligation at December 31, 2001, a 6.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2002, with the annual rate declining to 5.0 percent for 2003 and thereafter. Discount rates of 6.5 percent and 7.25 percent were used to determine the postretirement benefit obligations at December 31, 2002 and 2001, respectively.

      A one-percentage point increase or decrease in the healthcare cost trend rate would have a nominal effect on the total of the service and interest cost components of the postretirement benefit obligation, as well as the total postretirement benefit obligation, at December 31, 2002.

     Other Benefits

      Substantially all of the Company’s U.S. employees have been given the opportunity to participate in a voluntary retirement savings plan. Under the plan, the Company matches a portion of employee contributions. Employees may reallocate their respective account balances, including any balances in the Company’s common stock, amongst any number of the available investment choices under the plan provisions once each calendar quarter. The Company’s cost under the plan reflected in the accompanying consolidated income statements was $0.9 for each of the years 2002, 2001 and 2000. At December 31, 2002 and 2001, 500,000 shares of the Company’s common stock were reserved for issuance under the plan, none of which had been issued as of December 31, 2002. The shares may, at the Company’s option, be used to satisfy the Company’s liability for its matching contributions.

      Beginning in 2000, the Company also provides U.S. executives, certain other key personnel and its directors the opportunity to participate in deferred compensation plans. Those participating employees can elect to defer a portion of their salaries and certain other compensation. Those participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as deferred stock unit credits. The Company’s liability balance under these plans totaled $1.3 and $0.9 at December 31, 2002 and 2001, respectively, which is included on the consolidated balance sheet in Other Noncurrent Liabilities. In connection with these plans, as well as the Company’s supplemental executive retirement and executive

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

severance plans, the Company also established a grantor trust during 2000 into which the Company contributed funds toward its future obligations under the various plans. Grantor trust investments are primarily in company-owned life insurance policies. The balance of grantor trust assets totaled $1.1 and $0.8 at December 31, 2002 and 2001, respectively, which is included in Other Assets on the consolidated balance sheet.

      In accordance with French law, certain salaried employees in France may accumulate unused regular vacation and supplemental hours of paid leave that can be credited to an individual’s Compte Epargne Temps (“CET”). The CET account may grow over an individual’s career and the hours accumulated may be withdrawn upon retirement or under other special circumstances at the individual’s then current rate of pay. The balance of the Company’s liability for this program reflected in the accompanying consolidated balance sheet was $3.4 and $2.6 at December 31, 2002 and 2001, respectively.

Note 8.     Stockholders’ Equity

      The Company’s Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.10 per share, and 10,000,000 shares of preferred stock, par value $.10 per share. Each share of outstanding common stock and common stock issued after the date of this report will have attached to it, one right to purchase from the Company one one-hundredth (1/100) of a share of a series of preferred stock designated as the Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”) (a “Right”). Each Right entitles a shareholder to purchase from the Company one one-hundredth (1/100) of a share of the Series A Preferred Stock at a price of $65 per one one-hundredth (1/100) of a share, subject to certain anti-dilution adjustments. The Rights, however, become exercisable only at such time as a person or group acquires, or commences a public tender or exchange offer for, 15 percent or more of the Company’s common stock. The Rights have certain anti-takeover effects since they may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company’s Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since they may be redeemed by the Company at $.01 per Right at any time until a person or group has obtained beneficial ownership of 15 percent or more of the voting stock. The Rights will expire October 1, 2010, unless redeemed earlier by the Company.

      The Series A Preferred Stock will be non-redeemable and, unless otherwise provided in connection with the creation of a subsequent series of preferred stock, will be subordinate to any other series of the Company’s preferred stock. Each share of Series A Preferred Stock will be entitled to receive when, as and if declared, a quarterly dividend in an amount equal to the greater of $1 per share or 100 times the cash dividends declared on the Company’s common stock. In addition, the Series A Preferred Stock is entitled to 100 times any non-cash dividends (other than dividends payable in shares of common stock or a subdivision of the outstanding shares of common stock) declared on the common stock, in like kind. In the event of a liquidation, the holders of the Series A Preferred Stock will be entitled to receive a liquidation payment in an amount equal to the greater of $100 per share or 100 times the payment made per share of common stock. Each share of Series A Preferred Stock will have 100 votes, voting together with the common stock. In the event of any merger, consolidation or other transaction in which common shares are exchanged, each share of Series A Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. The rights of the Series A Preferred Stock as to dividends, liquidation and voting are protected by antidilution provisions.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

      Changes in the components of other comprehensive income (loss) are as follows for the years ended December 31, 2002, 2001 and 2000:

	2002			2001			2000

			Net			Net			Net
	Pre-tax	Tax	of Tax	Pre-tax	Tax	of Tax	Pre-tax	Tax	of Tax

Minimum pension liability adjustment	$(19.1)	$(7.3)	$(11.8)	$(6.0)	$(2.2)	$(3.8)	$—	$—	$—
Unrealized fair value of derivative instruments	0.9	0.3	0.6	(1.1)	(0.4)	(0.7)	—	—	—
Unrealized translation adjustments	3.4	—	3.4	(12.1)	—	(12.1)	(9.9)	—	(9.9)

Other comprehensive loss	$(14.8)	$(7.0)	$(7.8)	$(19.2)	$(2.6)	$(16.6)	$(9.9)	$—	$(9.9)

      The Company’s Equity Participation Plan provides that eligible employees may be granted stock options which, when exercised, give the recipient the right to purchase the Company’s common stock at a price no less than the “fair market value” (as defined in the Equity Participation Plan) of such stock at grant date. Options awarded under the Equity Participation Plan only become exercisable after specified periods of employment after the grant thereof (30 percent after the first year, 30 percent after the second year and the remaining 40 percent after the third year). Generally, such options expire ten years subsequent to the date of grant. At December 31, 2002, 2,235,000 shares of the Company’s common stock were reserved under the Equity Participation Plan. At December 31, 2002, there were 649,010 shares available for future awards.

      The following table presents stock option activity for the years 2002, 2001 and 2000:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	1,280,060	$18.37	1,214,460	$19.74	1,406,010	$21.19
Granted	277,150	23.03	195,900	19.34	50,000	13.00
Forfeited	(18,200)	26.57	—		(112,950)	23.07
Cancelled	—		(107,500)	36.14	(128,000)	30.13
Exercised	(120,504)	18.29	(22,800)	15.65	(600)	15.69

Outstanding at end of year	1,418,506	19.20	1,280,060	18.37	1,214,460	19.74

Options exercisable at year-end	995,625	$18.25	853,950	$19.01	772,400	$21.10

Weighted-average per share fair value of options granted during the year	$6.95		$6.07		$4.92

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$13.00 to $15.91	524,126	6.1 years	$15.49	505,526	$15.58
$18.15 to $20.90	190,670	8.0	19.40	55,289	19.41
$21.06 to $25.04	697,210	5.3	21.83	428,310	21.07
$28.19 to $34.00	6,500	4.2	31.32	6,500	31.32

$13.00 to $34.00	1,418,506	6.0 years	$19.20	995,625	$18.25

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

      Effective December 1999, the Company established a Restricted Stock Plan which is intended to promote the long-term financial success of the Company by attracting to the Company and retaining outstanding executive personnel and to motivate such personnel by means of restricted stock grants. The Compensation Committee of the Company’s Board of Directors selects participants and establishes the terms of any grant of restricted stock. The Company’s Restricted Stock Plan provides that such a grant immediately transfers ownership rights in shares of the Company’s common stock to the recipient of the grant, including the right to vote the shares and to receive dividends thereon, at a share price established by the Compensation Committee in its discretion. The recipient’s continued ownership of and right to freely transfer the restricted stock is subject to such conditions on transferability and to such risks of forfeiture as are established by the Compensation Committee at the time of grant, which may include continued employment with the Company for a defined period, achievement of specified management performance objectives or other conditions established by the Compensation Committee. The number of shares which may be issued under this Restricted Stock Plan is limited to the lesser of 200,000 shares or the number of treasury shares held by the Company as of the date of any grant. No single participant may be awarded, in the aggregate, more than 50 percent of the shares authorized to be issued under the Restricted Stock Plan. As of December 31, 2002, 60,000 restricted shares had been issued under the Restricted Stock Plan which will not vest until four years of service from the date of the grant. The number of shares available for future awards is limited, as of December 31, 2002, to 140,000.

      A reconciliation of the average number of common shares outstanding used in the calculations of basic and diluted net income per share follows (in 000’s):

	2002	2001	2000

Average number of common shares outstanding	14,853.5	14,777.2	15,224.1
Dilutive effect of:
— stock options	317.9	203.7	15.9
— restricted stock	60.0	50.0	30.0
— directors’ deferred stock compensation	11.2	7.4	2.4

Average number of common and potential common shares outstanding	15,242.6	15,038.3	15,272.4

      There were stock options outstanding that were not included in the calculation of diluted net income per share because their exercise price was greater than the average market price of the Company’s common stock during the respective periods, as summarized below (shares in 000’s):

	2002	2001	2000

Average number of share equivalents not included	79.8	318.8	1,160.1
Weighted-average option price per share	$24.18	$24.10	$21.37
Expiration date of options	2006	2006	2005
	to 2012	to 2011	to 2008
Options outstanding at year-end not included	8.5	16.4	618.7

Note 9.     Foreign Currency

      Foreign currency gains (losses) have arisen from settlement of transactions in non-local currencies and the remeasurement of non-local currency denominated monetary assets and liabilities into the currency of the country in which the operation is domiciled. Such gains (losses) included in other income (expense), net were $0.9 in 2002, $0.6 in 2001 and ($0.6) in 2000.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

      Foreign currency risks arise from transactions and commitments denominated in non-local currencies. These transactions and commitments may include the purchase of inventories or property, plant and equipment, the sale of products and the repayment of loans.

      Management selectively hedges the Company’s foreign currency risks when it is practicable and cost effective to do so. The instruments are purchased from well-known money center banks, insurance companies or government agencies (counterparties). Usually the contracts extend for no more than 12 months, although their contractual term has been as long as 24 months. Credit risks with respect to the counterparties, and the foreign currency risks that would not be hedged if the counterparties fail to fulfill their obligations under the contracts, are minimal in view of the financial strength of the counterparties.

      Gains and losses on instruments that hedge firm commitments are deferred and included in the basis of the underlying hedged items. Premiums paid for options are amortized ratably over the life of the option. All other gains and losses are included in period income or expense based on the period-end market price of the instrument.

      At December 31, 2002, there were outstanding forward contracts, which were held for purposes other than trading, maturing at various dates in 2003, to purchase approximately $5 of various foreign currencies. At December 31, 2001, there were outstanding forward contracts, which were held for purposes other than trading, maturing at various dates in 2002, to purchase approximately $16 of various foreign currencies. These contracts were designated as cash flow hedges of foreign currency transactions to fix the Company’s local currency cash flow. These contracts had not given rise to any significant net deferred gains or losses as of December 31, 2002 and December 31, 2001, and their fair values approximated their carrying value.

Note 10.     Commitments

     Operating Leases

      Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2002 are less than $1.5 annually over the next five years and thereafter. Rental expense under operating leases was $4.3, $4.1 and $4.0 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Other Commitments

      A vendor of PdM operates a calcium carbonate plant on-site at the Quimperle, France mill. Under the terms of the agreement, which is currently scheduled to expire at the end of 2009, the annual minimum contractual commitment is at a quantity and price which would require $2.1 of calcium carbonate purchases. Under this agreement, the net raw material price expected to be paid is less than the net price at which the raw material could otherwise be purchased, and thus the commitment is not expected to result in a loss. The Company’s purchases for the mill in Quimperle were less than the minimum annual commitment level during 2002. This matter is discussed further under the caption “Solvay Matter” in Note 11. The on-site calcium carbonate plant in Quimperle continues to operate and supply a portion of the Company’s calcium carbonate requirements in France, and the vendor continues to work to develop alternative solutions to address associated quality issues.

      Similarly, a vendor of SWM-B operates a calcium carbonate plant on-site at the Pirahy, Brazil mill. Under that agreement, which will expire in 2006, the net raw material prices vary according to the quantities produced, however, SWM-B is committed to pay at least the monthly fixed costs of the calcium carbonate plant which are less than $0.1 per month. Under this agreement, the net raw material price expected to be paid is less than the net price at which the raw material could otherwise be purchased, and thus the commitment is

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

not expected to result in a loss. Additionally, SWM-B’s current annual level of calcium carbonate usage exceeds its annual contractual minimum commitments.

      The Company enters into certain other immaterial contracts from time to time for the purchase of certain raw materials. The Company also enters into certain contracts for the purchase of equipment and related costs in connection with its ongoing capital projects which, at December 31, 2002, totaled approximately $23.4, primarily related to a new reconstituted tobacco leaf production line project in Spay, France.

      The Company operates at its Lee Mills facility a machine that is owned by Kimberly-Clark. Ownership of the machine was retained by Kimberly-Clark in the 1995 spin-off of the Company as it operates solely for the purpose of producing a proprietary product used as an in-process material by Kimberly-Clark. Under the contract for its continued operation, the current term of which is scheduled to expire in December 2009, the Company essentially bills Kimberly-Clark the actual costs of operating the machine, including allocations of indirect and fixed overhead costs. While certain of such costs could be eliminated if the contract is not renewed or is otherwise terminated, the Company may be unable to eliminate a portion of the approximately $2 of indirect and fixed overhead costs that are currently absorbed by that operation.

      As of December 31, 2002, the Company had issued guarantee instruments in connection with certain agreements and as required by regulatory agencies in connection with certain of the Company’s ongoing obligations, as follows: (i) The Company issued a surety bond to the State of Massachusetts beginning in 1998 in the principal amount of $1.5 related to the Company’s ongoing obligation for post-closure monitoring and maintenance of a landfill site. This surety bond is scheduled for annual renewal in April 2003. The Company has a liability recorded at December 31, 2002 of $0.4 based on its current estimate of the remaining costs to perform such post-closure care. (ii) Since 1995, the Company has issued an annual letter of credit to an insurance company, the current principal amount of which was $0.9 as of December 31, 2002, in connection with its administration of the Company’s workers compensation claims in the United States, for which the Company has recorded a liability of $1.0 at December 31, 2002. (iii) The Company began issuing a letter of credit to the Township of East Brunswick, New Jersey beginning in 1988, the current principal amount of which was $0.7 as of December 31, 2002, in connection with the Company’s long-term obligation related to the municipality’s recovery of the cost of installation of a water line to the Company’s Spotswood mill, for which the Company has recorded the liability of $.07 at December 31, 2002. (iv) The Company has certain other letters of credit and surety bonds outstanding at December 31, 2002, which are not material either individually or in the aggregate.

Note 11.     Legal Proceedings

     ICMS Matter

      On December 27, 2000, SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro, Brazil concerning Imposto sobre Circulação de Mercadorias e Serviços (“ICMS”), a form of value-added tax, consisting of unpaid ICMS taxes from January 1995 through November 2000, together with interest and penalties in the total amount of approximately $13.6, based on the foreign currency exchange rate at December 31, 2000 (collectively, the “Assessment”). The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. A portion of the Assessment, estimated at December 31, 2000 at approximately $6.9, related to tax periods that predated the Company’s acquisition of Pirahy and is covered by an indemnification from the sellers of Pirahy (“Assessment 1”). The second assessment pertains exclusively to periods that SWM-B owned the Pirahy mill (“Assessment 2”). While SWM-B is primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owner under the indemnification.

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

      Administrative appeals were filed on the Assessment, and in April 2001 and August 2001 decisions were rendered on these administrative appeals. The State of Rio de Janeiro tax authorities denied the appeal of Assessment 2 in its entirety and reduced the original amount of Assessment 1 by approximately $1.6 based on SWM-B’s argument that Assessment 1 covered periods barred by the applicable statute of limitations. Following these decisions at the administrative level, judicial actions to annul the tax and to enjoin enforcement of the Assessment pending adjudication were filed in Rio de Janeiro on behalf of SWM-B. The courts issued injunctions, which were upheld on appeal, against enforcement of the Assessment without the requirement for any bond or posting of other collateral by SWM-B, pending final determination of SWM-B’s action to annul the tax debts. SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, the final resolution of this matter will most likely entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years. Based on the foreign currency exchange rate at December 31, 2002, the Assessment, as reduced in August 2001, totaled approximately $8.4 as of December 31, 2002, of which approximately $3.7 is covered by the above-discussed indemnification. No liability has been recorded in the Company’s consolidated financial statements for the Assessment based on the Company’s evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

     Solvay Matter

      During 1998, PdM, a wholly-owned indirect French subsidiary of the Company, entered into an agreement with one of its vendors, Solvay Specialties France S.A. (“Solvay”), in connection with PdM’s purchases of calcium carbonate. Solvay agreed to construct and operate an on-site plant at the Quimperle, France mill at a capital cost of approximately 40 million French franc ($6.4 at the December 31, 2002 exchange rate). If PdM buys less than the minimum purchase commitments under the agreement, for reasons not permitted under the agreement, Solvay can terminate the contract and require PdM to pay Solvay the then net book value of the building and equipment, determined using a straight-line method of depreciation over the life of the agreement, which amount was approximately $4.5 at December 31, 2002, as well as costs to dismantle the mill and severance pay for the employees, together estimated at approximately $0.4. During the first six months of 2002, PdM determined that the slurry-form calcium carbonate produced by the on-site plant was causing variations in some of its products. The agreement provides generally that use of the slurry-form calcium carbonate will not have a notable effect on PdM’s products compared to their production using the dry-form of calcium carbonate provided by Solvay. Because of the product variations it was detecting and in order to comply with customers’ specifications for its products, PdM reduced its consumption of slurry-form

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

calcium carbonate and subsequently purchased less than the minimum annual purchase commitment of slurry-form calcium carbonate produced by the on-site plant during 2002, substituting dry-form calcium carbonate from Solvay in its place. The on-site plant continues to operate and supply a portion of PdM’s calcium carbonate requirements and Solvay continues to work to develop alternative solutions to address the quality issues associated with calcium carbonate produced by the on-site plant. The quality problems with the slurry-form calcium carbonate continued in the third and fourth quarters, but PdM has undertaken efforts to mitigate the issues associated with use of the slurry, which may allow it to increase its consumption of the slurry. Since the amount of slurry-form calcium carbonate purchased from Solvay has been less than the original amount contemplated, Solvay has requested payment corresponding to a reduction in the contractual quantity discounts that had been provided to PdM in 2002 and prior years, to which PdM disagrees.

      On November 22, 2002, PdM received service of process concerning an action filed by Solvay in the Tribunal de Commerce court sitting in Paris, France. The principal parties to this action are Solvay and PdM. The action petitions the court to appoint an expert for the purpose of determining the rights and obligations under the contract concerning the satellite precipitated calcium carbonate plant installed at the PdM mill by Solvay, which has not, according to PdM, produced product in accordance with the contract terms. The action, the factual basis of which is described above, asks the court to adjudicate the price level that should apply under the contract to deliveries of product from the satellite plant and from other Solvay production facilities. The dispute over the applicable price arises due to contractual price provisions that are based upon levels of consumption of product from the satellite plant that PdM contends it cannot consume due to the plant’s inability to deliver product of a quality contemplated by the contract. PdM has good and meritorious defenses to Solvay’s claims and, based on the Company’s current understanding of the facts and law and the expected outcome if fully litigated, this matter is not expected to have a material adverse effect on the Company’s operations or financial results. The Company believes that the matter will be resolved short of a full and final adjudication by the court, and PdM has established an accounting reserve in an amount it considers reasonable to achieve a settlement that would be less than the estimated cost and associated uncertainty inherent in fully litigating the matter.

     Indemnification Matter

      In connection with the Company’s spin-off from Kimberly-Clark and pursuant to the resulting Transfer, Contribution and Assumption Agreement and the related Distribution Agreement between Kimberly-Clark and the Company dated October 23, 1995, the Company undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to the Company that were not identified as excluded liabilities in the above-mentioned agreements. To date, no claims which the Company deems material to its financial condition or results of operations have been tendered to the Company under this indemnification that have not been previously disclosed. As of the date of these financial statements, there are no claims pending under this indemnification that the Company deems to be material.

     General Matters

      The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without a material adverse effect on the Company’s consolidated financial statements.

Note 12.     Environmental Matters

      The Company’s operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of the Company’s operations expose it to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

incurred in connection with such claims. The Company, or its predecessor, is currently named as a potentially responsible party at one hazardous waste disposal site, for which the Company previously recorded a liability for its pro-rata share of the estimated remediation cost; the remainder of this accrued liability at December 31, 2002 is not material. Also, the Company has a continuing responsibility for the post-closure care of a landfill site, the estimated cost of which the Company also has recorded a liability and the remainder of which is not material. While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental laws and regulations, the Company believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation or the monitoring of certain hazardous waste disposal sites, will not have a material adverse effect on the Company’s financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on the Company’s financial condition or results of operations.

      The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company’s facilities in the United States, France, Brazil and Canada. For these purposes, the Company incurred total capital expenditures of $6.0 in 2002, and anticipates that it will incur approximately $5 to $6 in 2003 and approximately $2 to $4 in 2004, of which no material amount is the result of environmental fines or settlements. The major projects included in these estimates are $3.3 to upgrade wastewater treatment facilities and $1.3 for installation of ink solvent treatment equipment, both in France, and wastewater treatment facility upgrade projects in connection with capacity expansions, one each in France and the United States of $3.8 and $3.0, respectively. The foregoing capital expenditures are not expected to reduce the Company’s ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

      Tobacco industry products comprised 88 to 93 percent of the Company’s consolidated net sales in each of the years 2002, 2001 and 2000. The Company’s non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

     Consolidated Operations by Segment

      For purposes of the segment disclosure in the following tables, the term “United States” includes operations in the United States and Canada. The Canadian operations only produce flax fiber used as raw material in the U.S. operations. Eliminations of intercompany sales of products between segments are referred to in the following table as intersegment sales. Expense amounts not associated with segments are referred to as unallocated items. Assets reported by segment represent assets which are directly used by that segment.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

Unallocated items and eliminations, net include receivables from other segments and immaterial balances of the Company’s international holding company in Spain.

	Net Sales

	2002		2001		2000

United States	$172.5	34.4%	$172.0	34.4%	$163.7	33.0%
France	292.1	58.3	280.1	56.1	264.9	53.3
Brazil	44.2	8.8	53.4	10.7	70.0	14.1

Subtotal	508.8	101.5	505.5	101.2	498.6	100.4

Intersegment sales by:
United States	(0.1)	—	—	—	(0.2)	—
France	(3.4)	(0.7)	(2.6)	(0.5)	(0.3)	(0.1)
Brazil	(3.9)	(0.8)	(3.4)	(0.7)	(1.3)	(0.3)

Subtotal	(7.4)	(1.5)	(6.0)	(1.2)	(1.8)	(0.4)

Consolidated	$501.4	100.0%	$499.5	100.0%	$496.8	100.0%

	Operating Profit						Total Assets

	2002		2001		2000		2002		2001

United States	$(1.3)	(2.3)%	$1.8	3.8%	$2.6	5.2%	$209.1	42.6%	$246.5	49.5%
France	53.4	96.4	50.1	105.9	47.2	95.0	249.7	50.8	209.5	42.1
Brazil	10.1	18.2	1.8	3.8	4.5	9.1	33.6	6.8	42.4	8.5

Subtotal	62.2	112.3	53.7	113.5	54.3	109.3	492.4	100.2	498.4	100.1
Unallocated items and eliminations, net	(6.8)	(12.3)	(6.4)	(13.5)	(4.6)	(9.3)	(1.2)	(0.2)	(0.5)	(0.1)

Consolidated	$55.4	100.0%	$47.3	100.0%	$49.7	100.0%	$491.2	100.0%	$497.9	100.0%

	Capital Spending						Depreciation and Amortization

	2002		2001		2000		2002		2001		2000

United States	$5.5	18.1%	$58.5	79.3%	$19.7	67.0%	$13.8	51.9%	$10.3	45.2%	$9.0	40.7%
France	20.9	69.0	13.4	18.2	7.3	24.8	11.3	42.5	10.5	46.0	10.3	46.6
Brazil	3.9	12.9	1.9	2.5	2.4	8.2	1.5	5.6	2.0	8.8	2.8	12.7

Consolidated	$30.3	100.0%	$73.8	100.0%	$29.4	100.0%	$26.6	100.0%	$22.8	100.0%	$22.1	100.0%

  Consolidated Operations by Geographic Area

      Long-lived assets, excluding deferred income tax assets and certain other deferred charges, were $148.7, $151.7 and $16.4 in the United States, France and Brazil, respectively, as of December 31, 2002, and $157.1, $120.3 and $20.7 in the United States, France and Brazil, respectively, at December 31, 2001.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

      For purposes of the geographic disclosure in the following table, net sales are attributed to geographic locations based on the location of the Company’s direct customers.

	Net Sales

	2002	2001	2000

United States	$141.6	$146.5	$143.0
Europe and the former Commonwealth of Independent States	216.0	199.6	194.9
Asia/Pacific (including China)	70.6	70.7	65.8
Latin America	49.8	60.5	75.7
Other foreign countries	23.4	22.2	17.4

Consolidated	$501.4	$499.5	$496.8

Note 14.     Major Customers

      Two of the Company’s customers have accounted for a significant portion of the Company’s net sales in the periods presented in the financial statements, and the loss of one or both such customers, or a significant reduction in one or both of these customers’ purchases, could have a material adverse effect on the Company’s results of operations. Net sales to Philip Morris Incorporated (“Philip Morris”), together with its affiliates and designated converters, accounted for approximately 28 percent, 32 percent and 30 percent of total consolidated net sales for the years ended December 31, 2002, 2001 and 2000, respectively. Net sales to B.A.T. Industries PLC (“BAT”), together with its affiliates and designated converters, accounted for approximately 19 percent, 18 percent and 17 percent of consolidated net sales for the years ended December 31, 2002, 2001 and 2000, respectively. Each of the Company’s segments reported sales to these customers for each of the respective periods reported above.

      The Company had sales to the minority shareholder of LTRI of $18.0, $18.7 and $19.1 in 2002, 2001 and 2000, respectively.

      The Company’s consolidated accounts receivable at December 31, 2002 and 2001 included balances from Philip Morris and BAT, together with their respective affiliates and designated converters. The percentage of these customers’ balances of consolidated accounts receivable is less than each of their respective percentages of consolidated net sales.

      The Company performs ongoing credit evaluations on all of its customers’ financial condition and generally does not require collateral or other security to support customer receivables. A substantial portion of the Company’s consolidated accounts receivable are due from companies in the tobacco industry which has been and continues to be under substantial pressure from legal, regulatory and tax developments. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation, regulatory actions and additional taxes may have on the tobacco industry, its financial liquidity or relationships with its suppliers. Nor is it possible to predict what additional legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect the tobacco products industry in general.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. $ in millions, except per share amounts

Note 15.     Unaudited Quarterly Financial Data

      The following table summarizes unaudited quarterly financial data of the Company for fiscal years 2002 and 2001:

	2002

	First	Second	Third	Fourth	Year

Net Sales	$122.4	$125.5	$132.7	$120.8	$501.4
Gross Profit	27.2	27.2	27.3	22.8	104.5
Operating Profit	15.2	14.9	15.3	10.0	55.4
Net Income	$8.6	$8.3	$8.7	$7.0	$32.6
Net Income Per Share:
Basic	$.58	$.56	$.58	$.47	$2.19
Diluted	$.57	$.54	$.57	$.46	$2.14

	2001

	First	Second(1)	Third (1)	Fourth	Year

Net Sales	$124.1	$125.3	$123.4	$126.7	$499.5
Gross Profit	19.5	27.0	26.1	26.1	98.7
Operating Profit	7.8	9.9	14.7	14.9	47.3
Net Income	$3.8	$4.7	$8.2	$7.8	$24.5
Net Income Per Share:
Basic	$.25	$.33	$.55	$.53	$1.66
Diluted	$.25	$.32	$.54	$.52	$1.63

(1)	2001 results included pretax restructuring charges of $4.6 and $0.5 in the second and third quarters, respectively, in connection with the Company’s exit of the Brazilian printing and writing uncoated papers market and the resulting shutdown of a paper machine in the Company’s Brazilian operations. The net income effect of these charges was ($3.1) and ($0.3), or ($.21) and ($.02) per share, respectively, in the second and third quarters.

SCHWEITZER-MAUDUIT INTERNATIONAL INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Schweitzer-Mauduit International, Inc.:

      We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia
January 27, 2003 (January 31, 2003 as to Note 5)

SCHWEITZER-MAUDUIT INTERNATIONAL INC. AND SUBSIDIARIES

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

      The management of Schweitzer-Mauduit International, Inc. is responsible for conducting all aspects of the business, including the preparation of the financial statements in this Annual Report. The financial statements have been prepared using accounting principles generally accepted in the United States of America considered appropriate in the circumstances to present fairly the Company’s consolidated financial position, results of operations and cash flows on a consistent basis. Management also has prepared the other information in this Annual Report and is responsible for its accuracy and consistency with the financial statements.

      As can be expected in a complex and dynamic business environment, some financial statement amounts are based on management’s estimates and judgments. Even though estimates and judgments are used, measures have been taken to provide reasonable assurance of the integrity and reliability of the financial information contained in this Annual Report. These measures include an effective control-oriented environment in which a company-wide internal control program plays an important role, an Audit Committee of the Board of Directors which oversees the financial reporting and disclosure processes, and independent audits. As part of that responsibility, the Audit Committee recommended to the Board of Directors the selection of the Company’s independent public auditors, Deloitte & Touche LLP.

      One characteristic of a control-oriented environment is a system of internal control over financial reporting and disclosures and over safeguarding of assets against unauthorized acquisition, use or disposition, designed to provide reasonable assurance to management and the Board of Directors regarding preparation of reliable published financial statements and such asset safeguarding. The system is supported with written policies and procedures and contains self-monitoring mechanisms. Appropriate actions are taken by management to correct deficiencies as they are identified. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and such asset safeguarding. Management believes the Company’s system of internal control maintains an appropriate cost-benefit relationship.

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

Wayne H. Deitrich
Chairman of the Board and Chief Executive Officer

Paul C. Roberts
Chief Financial Officer and Treasurer

January 27, 2003

PART II, Continued

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The section of the Company’s Proxy Statement dated March 13, 2003 (the “2003 Proxy Statement”) captioned “Certain Information Regarding Directors and Nominees” under “Proposal 1. Election of Directors” identifies members of the Board of Directors of the Company and nominees, and is incorporated in this Item 10 by reference.

      See also “Executive Officers of the Registrant” appearing in Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

      The information in the section of the 2003 Proxy Statement captioned “Executive Compensation” is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information in the sections of the 2003 Proxy Statement captioned “Security Ownership of Management” and “Security Ownership of Certain Beneficial Holders” is incorporated in this Item 12 by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information in the section of the 2003 Proxy Statement captioned “Certain Transactions and Business Relationships” is incorporated in this Item 13 by reference.

ITEM 14.	CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. The Company’s Chairman of the Board and Chief Executive Officer and its Chief Financial Officer and Treasurer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) within 90 days prior to the filing of this report. Based on this evaluation, they have concluded that the Company’s disclosure controls system is functioning effectively to provide reasonable assurance that the information required to be disclosed is accumulated and communicated to management, including the Company’s Chairman of the Board and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding disclosure. The Company’s disclosure controls system is based upon a chain of financial and general business reporting lines that converge in the headquarters of the Company. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports it files or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

      (b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) Documents filed as part of this report.

           (1) and (2) Financial Statements and Financial Statement Schedules:

See the Index to Financial Statements included in Item 8 of Part II under the caption “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”.

Schedules have been omitted because they were not applicable or because the required information has been included in the financial statements or notes thereto.

           (3) Exhibits:

See the Index to Exhibits that appears at the end of this document and which is incorporated by reference herein.

      (b) Reports on Form 8-K

           The registrant did not file any reports on Form 8-K during the fourth quarter of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

By:	/s/ WAYNE H. DEITRICH

Wayne H. Deitrich
Chairman of the Board and
Chief Executive Officer
(principal executive officer)

Dated: March 6, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ WAYNE H. DEITRICH Wayne H. Deitrich	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 6, 2003

/s/ PAUL C. ROBERTS Paul C. Roberts	Chief Financial Officer and Treasurer (principal financial officer)	March 6, 2003

/s/ WAYNE L. GRUNEWALD Wayne L. Grunewald	Controller (principal accounting officer)	March 6, 2003
* Claire L. Arnold	Director	March 6, 2003
* Alan R. Batkin	Director	March 6, 2003
* K.C. Caldabaugh	Director	March 6, 2003
* Laurent G. Chambaz	Director	March 6, 2003
* Richard D. Jackson	Director	March 6, 2003
* Leonard J. Kujawa	Director	March 6, 2003
* Jean-Pierre Le Hétêt	Director	March 6, 2003
* Larry B. Stillman	Director	March 6, 2003
*By: /s/ JOHN W. RUMELY, JR. John W. Rumely, Jr. Attorney-In-Fact		March 6, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

      I, Wayne H. Deitrich, Chairman of the Board and Chief Executive Officer of Schweitzer-Mauduit International, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Schweitzer-Mauduit International, Inc. (the “Registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WAYNE H. DEITRICH

Wayne H. Deitrich
Chairman of the Board and
Chief Executive Officer

Date: March 6, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

      I, Paul C. Roberts, Chief Financial Officer and Treasurer of Schweitzer-Mauduit International, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Schweitzer-Mauduit International, Inc. (the “Registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PAUL C. ROBERTS

Paul C. Roberts
Chief Financial Officer and
Treasurer

Date: March 6, 2003

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

Annual Report on Form 10-K
For the Year Ended December 31, 2002

INDEX TO EXHIBITS

Exhibit No.		Description

2.1	—	Distribution Agreement between Kimberly-Clark Corporation and SWM dated October 23, 1995 (incorporated by reference to Exhibit 2.1 to Form 10/A Amendment 2, dated October 27, 1995).
2.2	—	Stock Purchase Agreement by and between SWM, Souza Cruz S.A. and Contab Participações Ltda. dated December 16, 1997 for the purchase of Companhia Industrial de Papel Pirahy (incorporated by reference to Exhibit 2.1 to Form 8-K, dated February 2, 1998).
3.1	—	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10, dated September 12, 1995).
3.2	—	By-Laws, as amended on and through February 27, 1996 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 1995).
4.1	—	Form of Common Stock Certificate as of October 1, 2000 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000).
4.2	—	Rights Agreement Amended and Restated as of October 1, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended September 30, 2000).
10.1	—	Transfer, Contribution and Assumption Agreement (incorporated by reference to Exhibit 10.1 to Form 10/A Amendment 2, dated October 27, 1995).
10.2	—	Employee Matters Agreement (incorporated by reference to Exhibit 10.3 to Form 10/A Amendment 2, dated October 27, 1995).
10.3	—	Tax Sharing Agreement (incorporated by reference to Exhibit 10.4 to Form 10/A Amendment 2, dated October 27, 1995).
10.4	—	Outside Directors’ Stock Plan (incorporated by reference to Exhibit 10.5 to Form 10/A Amendment 2, dated October 27, 1995).
10.5	—	Annual Incentive Plan Amended and Restated as of February 25, 1999 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 1998).
10.6	—	Equity Participation Plan Amended and Restated as of April 26, 2001 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2000).
10.7	—	Long-Term Incentive Plan effective as of January 1, 2001 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2001).
10.8.1	—	Deferred Compensation Plan, Amended and Restated as of April 21, 2000 (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-Q for the quarter ended March 31, 2000).
10.8.2	—	Deferred Compensation Plan for Non-Employee Directors, effective April 1, 2000 (incorporated by reference to Exhibit 10.8.2 to the Company’s Form 10-Q for the quarter ended March 31, 2000).
10.9	—	Restricted Stock Plan effective as of December 2, 1999 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 1999).
10.10	—	Supplemental Benefit Plan Amended and Restated as of February 25, 1999 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1998).
10.11	—	Executive Severance Plan Amended and Restated as of February 24, 2000 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended March 31, 2000).
10.12.1	—	Second Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of July 1, 2000† (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2000).

INDEX TO EXHIBITS — Continued

Exhibit No.		Description

10.12.2	—	Amended and Restated Technology Ownership, Technical Assistance and Technology License Agreement by and among Philip Morris Incorporated, Philip Morris Products, Inc. and Schweitzer-Mauduit International, Inc., effective as of July 1, 2000† (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2000).
10.12.3	—	Amended and Restated Addendum to Second Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer-Mauduit International, Inc. for Fine Paper Supply effective as of July 1, 2000† (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2000).
10.12.4	—	Amendment No. 1 to the Second Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of May 23, 2002† (incorporated by reference to Exhibit 10 to the Company’s Form 10-Q for the quarter ended June 30, 2002).
10.13	—	Supply Agreement between Companhia Industrial de Papel Pirahy and Souza Cruz S.A. dated as of February 2, 1998† (incorporated by reference to Exhibit 10.10.1 to the Company’s Form 10-K for the year ended December 31, 1998).
10.13.1	—	Amendment No. 1, dated February 23, 2000, to the Supply Agreement between Schweitzer-Mauduit do Brasil, S.A. (formerly known as Companhia Industrial de Papel Pirahy) and Souza Cruz S.A.† (incorporated by reference to Exhibit 10.13.1 to the Company’s Form 10-Q for the quarter ended March 31, 2000).
10.13.2	—	Amendment No. 1, dated February 23, 2000, to the Art-Coated Supply Agreement between Schweitzer-Mauduit do Brasil, S.A. (formerly known as Companhia Industrial de Papel Pirahy) and Souza Cruz S.A.† (incorporated by reference to Exhibit 10.13.2 to the Company’s Form 10-Q for the quarter ended March 31, 2000).
10.14.1	—	Credit Agreement dated January 31, 2002 between the Company, as Borrower and Guarantor, SMF, as Borrower, the Banks named therein and Société Générale, as Agent (incorporated by reference to Exhibit 10.14.6 to the Company’s Form 10-K for the year ended December 31, 2001).
10.14.2*	—	Amendment No. 1, dated January 30, 2003, to the Credit Agreement.
21.1*	—	Subsidiaries of the Company.
23.1*	—	Independent Auditors’ Consent.
24.1*	—	Powers of Attorney.

*	Filed herewith.

†	Exhibit has been redacted pursuant to a Confidentiality Request under Rule 24(b)-2 of the Securities Exchange Act of 1934.