Form 10-Q
period 2003-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2003-05-05
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes	X	.	No	.

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	X	.	No	.

As of April 30, 2003, 14,789,166 shares of the Corporation’s common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

ITEM 1. FINANCIAL STATEMENTS
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOW
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. SCHWEITZER-MAUDUIT INTERNATIONAL, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
INDEPENDENT ACCOUNTANTS’ REPORT
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS
EX-10.9 Restricted Stock Plan
EX-15 Letter from Deloitte & Touche LLP
EX-99.1 Certification pursuant to Section 906
EX-99.2 Certification pursuant to Section 906

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
U.S. $ in millions, except per share amounts
(Unaudited)

	For the three months
	ended March 31,

	2003	2002

Net Sales	$135.7	$122.4
Cost of products sold	110.3	95.2

Gross Profit	25.4	27.2
Selling expense	5.4	4.8
Research expense	2.0	1.9
General expense	5.9	5.3

Operating Profit	12.1	15.2
Interest expense	0.7	1.1
Other income, net	0.3	0.5

Income Before Income Taxes and Minority Interest	11.7	14.6
Provision for income taxes	3.9	5.0

Income Before Minority Interest	7.8	9.6
Minority interest in earnings of subsidiaries	1.3	1.0

Net Income	$6.5	$8.6

Net Income per Common Share:
Basic	$.44	$.58

Diluted	$.43	$.57

Cash Dividends Declared per Common Share	$.15	$.15

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

U.S. $ in millions, except per share amounts (Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$7.6	$15.3
Accounts receivable	80.1	69.4
Inventories	74.0	74.1
Deferred income tax benefits	4.4	3.7
Prepaid expenses	5.3	3.8

Total Current Assets	171.4	166.3

Gross Property, at cost	585.8	562.9
Less accumulated depreciation	266.7	255.6

Net Property	319.1	307.3

Noncurrent Deferred Income Tax Benefits	2.9	2.6

Deferred Charges and Other Assets	15.5	15.0

Total Assets	$508.9	$491.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$4.2	$4.0
Other short-term debt	10.8	5.9
Accounts payable	47.1	45.9
Accrued expenses	62.0	55.4
Income taxes payable	1.0	1.2
Current deferred revenue	5.6	5.6

Total Current Liabilities	130.7	118.0

Long-Term Debt	38.7	37.4

Noncurrent Deferred Income Tax Liabilities	20.1	17.0

Noncurrent Deferred Revenue	46.6	48.0

Noncurrent Pension and Other Postretirement Benefits	45.1	47.3

Other Noncurrent Liabilities	12.3	12.6

Minority Interest	10.4	13.4

Contingencies (See Notes 4 and 5)
Stockholders’ Equity
Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued	—	—
Common Stock -$.10 par value - 100,000,000 shares authorized, 16,078,733 shares issued at both March 31, 2003 and December 31, 2002 (14,848,857 and 14,947,318 shares outstanding at March 31, 2003 and December 31, 2002, respectively)	l.6	1.6
Additional paid-in capital	61.1	61.1
Common stock in treasury, at cost – 1,229,876 and 1,131,415 shares at March 31, 2003 and December 31, 2002, respectively	(20.6)	(18.2)
Retained earnings	218.8	214.6
Unearned compensation on restricted stock	(0.5)	(0.5)
Accumulated other comprehensive loss, net of tax	(55.4)	(61.1)

Total Stockholders’ Equity	205.0	197.5

Total Liabilities and Stockholders’ Equity	$508.9	$491.2

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. $ in millions, except per share amounts (Unaudited)

								Accumulated
	Common Stock Issued		Additional	Treasury Stock				Other
			Paid-In			Retained	Unearned	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Compensation	Income (Loss)	Total

Balance, December 31, 2001	16,078,733	$1.6	$60.6	1,242,749	$(19.8)	$190.9	$(0.5)	$(53.3)	$179.5
Net income for the three months ended March 31, 2002						8.6			8.6
Change in unrealized fair value of derivative instruments								0.3	0.3
Adjustments to unrealized foreign currency translation								(1.4)	(1.4)

Comprehensive income									7.5

Dividends declared ($0.15 per share)						(2.3)			(2.3)
Restricted stock issuances				(10,000)	0.2		(0.2)		—
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(651)	—				—
Issuance of shares for options exercised	—	—	—	(7,500)	0.1	—	—	—	0.1

Balance, March 31, 2002	16,078,733	1.6	60.6	1,224,598	(19.5)	197.2	(0.6)	(54.4)	184.9
Net income for the nine months ended December 31, 2002						24.0			24.0
Adjustments to minimum pension liability								(11.8)	(11.8)
Change in unrealized fair value of derivative instruments								0.3	0.3
Adjustments to unrealized foreign currency translation								4.8	4.8

Comprehensive income									17.3

Dividends declared ($0.45 per share)						(6.6)			(6.6)
Purchases of treasury stock				21,900	(0.5)				(0.5)
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(2,079)	—				—
Tax benefit of options exercised			0.2						0.2
Issuance of shares for options exercised	—	—	0.3	(113,004)	1.8	—	—	—	2.1

Balance, December 31, 2002	16,078,733	1.6	61.1	1,131,415	(18.2)	214.6	(0.5)	(61.1)	197.5
Net income for the three months ended March 31, 2003						6.5			6.5
Adjustments to unrealized foreign currency translation								5.7	5.7

Comprehensive income									12.2

Dividends declared ($0.15 per share)						(2.3)			(2.3)
Restricted stock issuances				(2,500)	0.1		(0.1)		—
Purchases of treasury stock				114,100	(2.7)				(2.7)
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(672)					—
Issuance of shares for options exercised	—	—	—	(12,467)	0.2	—	—	—	0.2

Balance, March 31, 2003	16,078,733	$1.6	$61.1	1,229,876	$(20.6)	$218.8	$(0.5)	$(55.4)	$205.0

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

U.S. $ in millions (Unaudited)

	For the three months
	ended March 31,

	2003	2002

Operations
Net income	$6.5	$8.6
Non-cash items included in net income:
Depreciation and amortization	7.1	6.4
Amortization of deferred revenue	(1.4)	(1.4)
Deferred income tax provision	1.5	1.7
Minority interest in earnings of subsidiaries	1.3	1.0
Other items	1.3	0.8
Net changes in operating working capital	(4.5)	(7.8)

Cash Provided by Operations	11.8	9.3

Investing
Capital spending	(11.4)	(2.9)
Capitalized software costs	(0.7)	(0.3)
Other	(3.6)	(0.8)

Cash Used for Investing	(15.7)	(4.0)

Financing
Cash dividends paid to SWM stockholders	(2.3)	(2.3)
Cash dividends paid to minority owners	(4.6)	—
Changes in short-term debt	4.9	1.3
Proceeds from issuances of long-term debt	0.9	43.6
Payments on long-term debt	(0.2)	(87.8)
Purchases of treasury stock	(2.7)	—
Proceeds from exercise of stock options	0.2	0.1

Cash Used for Financing	(3.8)	(45.1)

Decrease in Cash and Cash Equivalents	(7.7)	(39.8)
Cash and Cash Equivalents at Beginning of Period	15.3	50.9

Cash and Cash Equivalents at End of Period	$7.6	$11.1

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

U.S. $ in millions, except per share amounts

Note 1. Nature of the Business

     Schweitzer-Mauduit International, Inc., including its subsidiaries, (“SWM” or the “Company”) is a diversified producer of premium specialty papers and the world’s largest supplier of fine papers to the tobacco industry. The Company’s principal products include cigarette, tipping and plug wrap papers used to wrap various parts of a cigarette, reconstituted tobacco leaf for use as filler in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging. The Company was formed as a spin-off from Kimberly-Clark Corporation (“Kimberly-Clark”) at the close of business on November 30, 1995.

Note 2. Basis of Presentation

     The consolidated financial statements include the accounts of SWM and all of its majority-owned subsidiaries. All material intercompany and interdivisional amounts and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and on the same basis as the audited financial statements included in the Company’s 2002 Annual Report on Form 10-K. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are generally of a normal recurring nature. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These financial statements should be read in connection with the financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

     Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average numbers of common shares used in the calculations of basic net income per common share for the three month periods ended March 31, 2003 and 2002 were approximately 14,848,500 and 14,790,400, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three month periods ended March 31, 2003 and 2002 were approximately 15,196,900 and 15,129,200, respectively. Potential common shares are those related to stock options and restricted stock outstanding and directors’ accumulated deferred stock compensation during the respective periods. A reconciliation of the average number of common shares outstanding used in the calculations of basic and diluted net income per share follows (in 000’s):

	For the three months
	ended March 31,

	2003	2002

Average number of common shares outstanding	14,848.5	14,790.4
Dilutive effect of:
-stock options	272.2	269.1
-restricted stock	62.5	60.0
-directors’ deferred stock compensation	13.7	9.7

Average number of common and potential common shares outstanding	15,196.9	15,129.2

     Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods. The average number of share equivalents resulting from these anti-dilutive stock options not included in the computations of diluted net income per share for the three month periods ended March 31, 2003 and 2002 were approximately 221,800 and 43,400, respectively.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. $ in millions, except per share amounts

     Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation” defines a fair value based method of accounting for stock compensation, including stock options, to employees. This statement provides entities a choice of recognizing related compensation expense by adopting the fair value method or to measure compensation using the intrinsic value method under Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees”. The Company has elected to continue to measure compensation cost for stock compensation based on the intrinsic value method under APB No. 25. Payments in the form of shares of the Company made to third parties, including the Company’s outside directors, are recorded at fair value based on the market value of the Company’s common stock at the time of payment. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock compensation under the fair value method of that statement. For purposes of the pro forma disclosures, the estimated fair value of the stock compensation is amortized to expense over the vesting period. Under the fair value method, the Company’s net income and earnings per share would have been the pro forma amounts indicated below:

	For the three months ended

	March 31,	March 31,
	2003	2002

Net income, as reported	$6.5	$8.6
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	0.2	0.2

Net income, pro forma	$6.3	$8.4

Earnings per share:
Basic – as reported	$0.44	$0.58
Basic – pro forma	$0.42	$0.57
Diluted – as reported	$0.43	$0.57
Diluted – pro forma	$0.41	$0.56

     The valuation under SFAS No. 123 was based on the Black-Scholes option pricing model with the market value of the stock equal to the exercise price, an estimated volatility over the ten year option term of 33 percent for the 2003 awards, 32 percent for the 2002 awards and 33 percent for the 2001 awards, a risk-free rate of return based upon the zero coupon government bond yield and an assumed quarterly dividend of $0.15 per share.

Note 3. Inventories

     The following schedule details inventories by major class:

	March 31,	December 31,
	2003	2002

At the lower of cost on the First-In, First-Out (FIFO) and weighted average methods or market:
Raw materials	$28.9	$28.3
Work in process	9.4	9.1
Finished goods	28.8	30.0
Supplies and other	14.0	13.3

	81.1	80.7
Excess of FIFO cost over Last-In, First-Out (LIFO) cost	(7.1)	(6.6)

Total	$74.0	$74.1

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. $ in millions, except per share amounts

Note 4. Environmental Matters

     The Company’s operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of the Company’s operations expose it to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. The Company, or its predecessor, is currently named as a potentially responsible party at one hazardous waste disposal site, for which the Company previously recorded a liability for its pro-rata share of the estimated remediation cost; the remainder of this accrued liability at March 31, 2003 is not material. Also, the Company has a continuing responsibility for the post-closure care of a landfill site, the estimated cost of which the Company also has recorded a liability and the remainder of which is not material. While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental laws and regulations, the Company believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation and monitoring of certain hazardous waste disposal sites, will not have a material adverse effect on the Company’s financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on the Company’s financial condition or results of operations.

     The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company’s facilities in the United States, France, Brazil and Canada. For these purposes, the Company anticipates that it will incur capital expenditures of approximately $5 to $6 in the full-year 2003 and approximately $2 to $4 in 2004, of which no material amount is the result of environmental fines or settlements. The major projects included in these estimates are wastewater treatment facility upgrade projects in connection with capacity expansions, one each in France and the United States with spending of approximately $3 for each during these periods. The foregoing capital expenditures are not expected to reduce the Company’s ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Note 5. Legal Proceedings

     ICMS Matter

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

     SWM-B contests the Assessment based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers used in the production of books, newspapers and period-

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. $ in millions, except per share amounts

cals (“immune papers”) and the raw material inputs used to produce immune papers. SWM-B further contends that the statutory provision relied on by the State of Rio de Janeiro to argue that ICMS tax credits generated in the course of the production of immune papers must be reversed rather than applied to other ICMS taxes owed violates the Brazilian Federal Constitution and the legal principle of “non-cumulativity” for ICMS tax set forth in Article 155, Section 2, II, of the Brazilian Federal Constitution of 1988. Additionally, SWM-B contends that the statutory provisions relied on by the government do not address “immunity” from the incidence of the ICMS tax, but are addressed to “exception” from the tax. This distinction is central to SWM-B’s further contention that the only exceptions permitted to the constitutionally mandated principle of non-cumulativity are for exemptions from tax and no exceptions from this principle are permitted in cases of immunity from tax.

     Administrative appeals were filed on the Assessment, and in April 2001 and August 2001 decisions were rendered on these administrative appeals. The State of Rio de Janeiro tax authorities denied the appeal of Assessment 2 in its entirety and reduced the original amount of Assessment 1 by approximately $1.6 based on SWM-B’s argument that Assessment 1 covered periods barred by the applicable statute of limitations. Following these decisions at the administrative level, judicial actions to annul the tax and to enjoin enforcement of the Assessment pending adjudication were filed in Rio de Janeiro on behalf of SWM-B. The courts issued injunctions, which were upheld on appeal, against enforcement of the Assessment without the requirement for any bond or posting of other collateral by SWM-B, pending final determination of SWM-B’s action to annul the tax debts. SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, the final resolution of this matter will most likely entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years. Based on the foreign currency exchange rate at March 31, 2003, the Assessment, as reduced in August 2001, totaled approximately $9.3 as of March 31, 2003, of which approximately $4.1 is covered by the above-discussed indemnification. No liability has been recorded in the Company’s consolidated financial statements for the Assessment based on the Company’s evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

     Solvay Matter

     During 1998, Papeteries de Mauduit S.A.S. (“PdM”), a wholly-owned indirect French subsidiary of the Company, entered into an agreement with one of its vendors, Solvay Specialties France S.A. (“Solvay”), in connection with PdM’s purchases of calcium carbonate. Solvay agreed to construct and operate an on-site plant at the Quimperle, France mill at a capital cost of approximately 40 million French franc ($6.6 at the March 31, 2003 exchange rate). If PdM buys less than the minimum purchase commitments under the agreement, for reasons not permitted under the agreement, Solvay can terminate the contract and require PdM to pay Solvay the then net book value of the building and equipment, determined using a straight-line method of depreciation over the life of the agreement, which amount was approximately $4.5 at March 31, 2003, as well as costs to dismantle the mill and severance pay for the employees, together estimated at approximately $0.4. During the first six months of 2002, PdM determined that the slurry-form calcium carbonate produced by the on-site plant was causing variations in some of its products. The agreement provides generally that use of the slurry-form calcium carbonate will not have a notable effect on PdM’s products compared to their production using the dry-form of calcium carbonate provided by Solvay. Because of the product variations it was detecting and in order to comply with customers’ specifications for its products, PdM reduced its consumption of slurry-form calcium carbonate and subsequently purchased less than the minimum annual purchase commitment of slurry-form calcium carbonate produced by the on-site plant during 2002, substituting dry-form calcium carbonate from Solvay in its place. The on-site plant continues to operate and supply a portion of PdM’s calcium carbonate requirements and Solvay continues to work to develop alternative solutions to address the quality issues associated with calcium carbonate produced by the on-site plant. The quality problems with the slurry-form calcium carbonate continued in the latter half of 2002 and

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. $ in millions, except per share amounts

first quarter of 2003, but PdM has undertaken efforts to mitigate the issues associated with use of the slurry, which may allow it to increase its consumption of the slurry. Since the amount of slurry-form calcium carbonate purchased from Solvay has been less than the original amount contemplated, Solvay has requested payment corresponding to a reduction in the contractual quantity discounts that had been provided to PdM in 2002 and prior years, to which PdM disagrees.

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

     Tobacco industry products comprised approximately 92 to 93 percent of the Company’s consolidated net sales in the periods presented. The Company’s non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

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

	For the three months ended
				% of Consolidated
	March 31,	March 31,	% Change
Net Sales	2003	2002	vs. 2002	2003	2002

United States	$45.2	$45.5	-0.7%	33.3%	37.2%
France	83.4	66.4	+25.6	61.5	54.2
Brazil	10.3	12.2	-15.6	7.6	10.0

Subtotal	138.9	124.1
Intersegment sales by:
France	(2.6)	(0.7)		(1.9)	(0.6)
Brazil	(0.6)	(1.0)		(0.5)	(0.8)

Consolidated	$135.7	$122.4	+10.9%	100.0%	100.0%

	For the three months ended
				% of Consolidated		% Return on Sales
	March 31,	March 31,	% Change
Operating Profit	2003	2002	vs. 2002	2003	2002	2003	2002

United States	$(1.5)	$2.0	N.M	(12.4)%	13.1%	(3.3)%	4.4%
France	13.4	12.2	+9.8%	110.7	80.3	16.1	18.4
Brazil	2.0	2.6	-23.1	16.5	17.1	19.4	21.3
Unallocated expenses	(1.8)	(1.6)		(14.8)	(10.5)

Consolidated	$12.1	$15.2	-20.4%	100.0%	100.0%	8.9%	12.4%

N.M. – Not Meaningful

			% of Consolidated
	March 31,	December 31,
Total Assets	2003	2002	2003	2002

United States	$204.2	$209.1	40.1%	42.6%
France	269.7	249.7	53.0	50.8
Brazil	36.4	33.6	7.2	6.8
Unallocated items and eliminations, net	(1.4)	(1.2)	(0.3)	(0.2)

Consolidated	$508.9	$491.2	100.0%	100.0%

     More than 55 percent of the Company’s assets were outside of the United States, substantially all of which were in France or Brazil. The balance sheets of the Company’s foreign subsidiaries are translated at period-end currency exchange rates, and the differences from historical exchange rates are reflected in accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments. Favorable unrealized foreign currency translation adjustments during the three month period ended March 31, 2003 were due to a stronger euro and Brazilian real against the U.S. dollar at March 31, 2003 versus December 31, 2002, which increased total assets in France and Brazil at March 31, 2003.

Note 7. Guarantee Instruments

     As of March 31, 2003, the Company had issued guarantee instruments in connection with certain agreements and as required by regulatory agencies in connection with certain of the Company’s ongoing obligations, as follows: (i) The Company issued a surety bond to the State of Massachusetts beginning in 1998 in the principal amount of $1.5 related to the Company’s ongoing obligation for post-closure monitoring and maintenance of a landfill site. This surety bond has been replaced with a letter of credit for

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. $ in millions, except per share amounts

the same principal amount effective in April 2003. The Company has a liability recorded at March 31, 2003 of $0.5 based on its current estimate of the remaining costs to perform such post-closure care. (ii) Since 1995, the Company has issued an annual letter of credit to an insurance company, the current principal amount of which was $0.9 as of March 31, 2003, in connection with its administration of the Company’s workers compensation claims in the United States, for which the Company has recorded a liability of $1.0 at March 31, 2003. (iii) The Company began issuing a letter of credit to the Township of East Brunswick, New Jersey beginning in 1988, the current principal amount of which was $0.7 as of March 31, 2003, in connection with the Company’s long-term obligation related to the municipality’s recovery of the cost of installation of a water line to the Company’s Spotswood mill, for which the Company has recorded liability of $0.6 at March 31, 2003. (iv) The Company has certain other letters of credit and surety bonds outstanding at March 31, 2003, which are not material either individually or in the aggregate.

Note 8. New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of this new accounting standard had no material effect on the Company’s financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for such activities initiated after December 31, 2002. SFAS No. 146 bases accrual of an exit or disposal cost on the existence of a liability that constitutes an “obligation” as defined in FASB Concept Statement No. 6, “Elements of Financial Statements”, which is different from the concept of an expected cost that was the underpinning of Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146, which became effective for the Company beginning January 1, 2003, will be used to establish the timing of recognition of costs in connection with exit or disposal activities, if any, initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for companies that voluntarily elect to adopt the fair value recognition and measurement methodology prescribed by SFAS No. 123. Regardless of the method with which a company elects to account for stock-based compensation arrangements, all companies are now required to provide certain disclosures in both interim and annual financial statements regarding the method the company uses to account for its stock-based compensation arrangements and the effect of such method on the company’s reported results. The new disclosure requirements were adopted by the Company beginning with its 2002 Annual Report on Form 10-K, and the new interim disclosure requirements are included in this Quarterly Report on Form 10-Q (see Note 2).

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), which requires footnote disclosure of the guarantee or indemnification agreements a company issues. With certain exceptions, such agreements also require prospective recognition of an initial liability for the fair value, or market value, of the obligations assumed under that guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 effective with its 2002 Annual Report on Form 10-K. The recognition provisions of FIN 45 became effective for the Company beginning January 1, 2003 and will be applied by the Company to any new guarantees or modifications of prior existing guarantees. The adoption of this new accounting interpretation had no material effect on the Company’s financial statements.

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

Results of Operations

Net Sales

     Net sales increased by $13.3 million in the three month period ended March 31, 2003 compared with the corresponding period of the preceding year. This increase was a result of favorable effects of changes in currency exchange rates and increased sales volumes, partially offset by lower average selling prices. Changes in currency exchange rates increased net sales by $10.2 million as a result of a stronger euro versus the U.S. dollar, partially offset by a weaker Brazilian real versus the U.S. dollar, compared with the same quarter of the prior year. The Company’s total worldwide sales volumes increased by three percent in the quarter compared with the same quarter of the prior year, having a favorable $3.4 million impact on the net sales comparison. Sales volumes for the French business unit increased by four percent, with increased sales volumes in all major grades of tobacco-related papers as well as in reconstituted tobacco leaf. Sales volumes for the quarter increased by two percent at the U.S. business unit, where an increase in sales of commercial and industrial papers was partially offset by lower sales volumes of tobacco-related papers. For the Brazilian business unit, sales volumes decreased by three percent, reflecting a decline in all major grades of tobacco-related papers, partially offset by higher sales of commercial and industrial papers during the quarter. Lower average selling prices in the quarter unfavorably impacted the net sales comparison by $0.3 million as lower average selling prices in the United States more than offset higher average selling prices in France and Brazil.

Operating Profit

     Operating profit decreased by $3.1 million in the three month period ended March 31, 2003 compared with the corresponding period of the preceding year. This decrease in operating profit was primarily due to increases in wood pulp, purchased energy, labor and nonmanufacturing costs, as well as unfavorable effects of machine downtime and unfavorable fixed cost absorption in the U.S. operations and downtime and start-up costs in Brazil related to capital improvements on a cigarette paper machine. These unfavorable factors were partially offset by increased sales and production volumes in France. Purchased energy costs increased by $1.1 million compared with the prior-year quarter, related primarily to higher natural gas and fuel oil costs. An increase in the per ton wood pulp cost increased operating expenses by $0.9 million compared with the prior-year quarter. Nonmanufacturing expenses were $1.3 million higher than in the comparable period of the prior year, primarily attributable to an unfavorable translation impact on expenses in the French business unit as a result of a stronger euro versus the U.S. dollar.

     Operating profit for the French business unit increased by $1.2 million as a result of increased sales and production volumes and somewhat higher average selling prices, partially offset by increases in purchased energy, wood pulp, labor and nonmanufacturing expenses. Operating profit in Brazil decreased by $0.6 million in the three month period ended March 31, 2003 compared with the corresponding period of the prior year due to lower sales volumes and higher wood pulp and purchased energy costs. In addition, downtime and start-up costs related to capital improvements on a cigarette paper machine in Brazil unfavorably impacted first quarter results by approximately $0.3 million. Operating profit in the United States was $3.5 million lower than the prior-year quarter. Machine downtime during the quarter in the United States resulted in an unfavorable fixed cost absorption impact of $1.8 million. In addition, lower average selling prices and higher purchased energy and wood pulp costs contributed to the decline in U.S. operating results.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Non-Operating Expenses

     Interest expense was lower by $0.4 million for the three month period ended March 31, 2003 compared with the corresponding period of the preceding year, as a result of lower average interest rates and lower average amounts of debt outstanding. Also contributing to the lower interest expense was an increase in the amount of interest capitalized to capital projects in the 2003 period compared to the corresponding period of the prior year. Other income, net consisted primarily of interest income, royalty income and foreign currency transaction gains and losses in each of the periods presented.

Income Taxes

     The effective income tax rate for the three month period ended March 31, 2003 was 33.3 percent compared with 34.2 percent for the corresponding period of 2002. The effective income tax rate for the three month period of 2003 benefited from a decrease in the Brazilian income tax rate from 34 percent for 2002 to 33 percent for 2003. The comparison was also favorably affected by reduced profitability in the Company’s U.S. business which has the Company’s highest effective income tax rate.

     During the first quarter of 2003, the French tax authorities completed their audits of the Company’s consolidated French tax group for the years 1990 through 2000, including companies formerly part of that consolidated French tax group prior to the Company’s 1995 spin-off from Kimberly-Clark. These audits were largely completed at the end of 2002 and adjustments were recorded by the Company’s French businesses in 2002 to the extent deemed necessary. As a result of the completion of the audits, further adjustments were recorded in the first quarter of 2003, although none were material. The Company disagrees with and will appeal certain of the resulting tax assessments, however all such assessments have been recorded.

Liquidity and Capital Resources

	Three Months Ended March 31,

	(U.S. $in millions)
Cash Provided by (Used for):	2003	2002

Operations	$11.8	$9.3
Changes in operating working capital	(4.5)	(7.8)
Capital spending	(11.4)	(2.9)
Changes in debt	5.6	(42.9)
Dividends to SWM stockholders	(2.3)	(2.3)
Dividends to minority owners	(4.6)	—
Purchases of treasury stock	(2.7)	—

     The Company’s primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. While quarterly fluctuations occur, the Company’s annual cash flow from operations has been relatively stable historically, reflecting typically consistent demand for its products. Since the Company’s spin-off from Kimberly-Clark in 1995 through 2002, the Company’s annual cash flow from operations has exceeded its requirements for capital spending and dividends to stockholders by at least $15 million each year; however, this is not expected to be the case in 2003 due to an expected record high level of capital spending in 2003.

     The Company’s cash provided by operations increased from $9.3 million for the three months ended March 31, 2002 to $11.8 million for the three months ended March 31, 2003. Changes in operating working capital contributed unfavorably to cash flow by $4.5 million and $7.8 million in the three month periods ended March 31, 2003 and 2002, respectively, due primarily to an increase in accounts receivable in the 2003 period partially offset by an increase in accrued expenses, and due primarily to an increase in inventories in the 2002 period together with a decrease in accounts payable. The Company typically experiences seasonal variations such that operating working capital increases during the first half of each year and decreases in the latter half of each year. The increase in accounts receivable in the 2003 period was due to increased sales in the 2003 months versus sales in November and December of 2002 which were lower than normal as a result

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

of weak market conditions. Accrued expenses increased in the 2003 period primarily due to a transfer from non-current to current liabilities for certain compensation and benefit costs, including a $3.4 million pension plan payment made in the United States during April 2003. The increase in inventories in the 2002 period was primarily attributable to the Company’s building of inventories in the United States in advance of labor negotiations. The decrease in accounts payable in the 2002 period was primarily due to payments of accounts payable balances related to capital project activity in the latter months of 2001, part of which was reflected in the December 31, 2001 accounts payable balance.

     In April 2002, the Company announced that a project was authorized to install a new reconstituted tobacco leaf (“RTL”) production line at the Spay, France mill of LTR Industries, S.A. (“LTRI”), the Company’s 72 percent indirectly owned French subsidiary. This project will provide for a third RTL production line and supporting equipment with anticipated annual production capacity of approximately 33,000 metric tons, which will increase the total annual production capacity at the Spay mill to approximately 80,000 metric tons. Work began on the project during the second quarter of 2002, with start-up of the new production line initially anticipated during the first quarter of 2004. However, in response to market requirements, this project has been accelerated and start-up is now anticipated in the fourth quarter of 2003. With the acceleration of capital spending for this project and the strengthened euro versus the U.S. dollar, capital spending for this project is now expected to total approximately $60 million in 2003, with a total capital cost for the project of approximately $70 million. Funding for the project is expected to come from the Company’s internally generated funds and existing bank credit facilities.

     On April 24, 2003, the Company announced a capital investment of approximately $15 million in connection with a new tobacco papers manufacturing strategy. This capital spending will be incurred by the Company by the end of 2004 to upgrade cigarette paper manufacturing capabilities in the Company’s operations, primarily in Brazil. Funding for this capital spending is expected to come from the Company’s internally generated funds and existing bank credit facilities. The plan will result in improved product quality and productivity and will facilitate the Company’s global sourcing of customers’ requirements in order to take better advantage of its low-cost production capabilities, thereby improving the Company’s overall profitability.

     Capital spending in the three month period ended March 31, 2003 included $6.8 million toward the new RTL production line at the Spay mill. No other single capital project accounted for more than $0.4 million of capital spending during the quarter. During the first three months of 2002, no single project accounted for more than $0.3 million of capital spending.

     The Company maintains short-term and long-term credit facilities. In addition to uncommitted bank overdrafts and lines of credit totaling approximately $32 million in the United States, France and Brazil, of which approximately $30 million was still available for borrowing as of March 31, 2003, the Company has credit facilities with a group of banks which include 364-day and five-year committed revolving credit facilities in the United States and France (the “Credit Agreement”). At March 31, 2003, the Company had approximately $15 million still available for borrowing under its 364-day revolving Credit Agreement facilities, which are scheduled to expire January 29, 2004. Additionally, at March 31, 2003, the Company had approximately $80 million still available for borrowing under its five-year revolving Credit Agreement facilities, for which no principal payments are required until maturity on January 31, 2007.

     Under the Company’s Credit Agreement, interest rates are at market rates, based on the London interbank offered rate for U.S. dollar deposits (“LIBOR”) for the U.S. dollar borrowings and the euro zone interbank offered rate for euro deposits (“EURIBOR”) for the euro borrowings plus either (a) for 364-day revolver borrowings, applicable margin of either 0.65 percent per annum or 0.75 percent per annum, or (b) for five-year revolver borrowings, applicable margin of either 0.70 percent per annum or 0.80 percent per annum. The applicable margin is determined in each instance by reference to the Company’s Net Debt to Equity Ratio, as defined in the Credit Agreement.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

     The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company maintain certain defined financial ratios (as disclosed in Note 5 to the Company’s Consolidated Financial Statements in its 2002 Annual Report on Form 10-K, wherein the Credit Agreement is more fully described). The Company does not currently anticipate any change in business conditions of a nature that would cause the Company to violate its covenants under the Credit Agreement.

     Effective January 31, 2003, the Company entered into a two-year interest rate swap agreement to fix the LIBOR rate component of $15 million of its variable rate U.S. dollar long-term debt at 2.05 percent, which had the effect of fixing the Company’s interest rate, including margin, at 2.75 percent on $15 million of its debt through January 31, 2005. This interest rate swap contract was designated as a cash flow hedge and qualified for short-cut method treatment under SFAS No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” As such, the Company assumed there was no ineffectiveness of this hedge contract, and accordingly, no gain or loss was recorded in the income statement relative to the changes in fair value of this interest rate swap contract, but instead the changes in fair value of the contract was reflected in other comprehensive income (loss). As of March 31, 2003, no other interest rate-related derivative contract agreements had been entered into by the Company.

     On April 24, 2003, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on June 9, 2003 to stockholders of record on May 12, 2003.

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

     During 2002, the Company’s Board of Directors authorized a new program for the repurchase of shares of the Company’s common stock during the period January 1, 2003 through December 31, 2004 in an amount not to exceed $20 million. Under this authorization, the Company repurchased a total of 114,100 shares of its common stock during the first quarter of 2003 for $2.7 million. A three-month corporate 10b5-1 plan was established so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. The Company expects to file a new three-month 10b5-1 plan each quarter during an open window period.

     After being in a net overfunded position in 2000 and prior years, the Company’s U.S. and French pension plans changed to an underfunded status in 2001 as a result of the poor performance of the equities markets and lower interest rates that caused estimated future pension liabilities to increase because of the necessity to use a lower discount rate. The underfunded pension status worsened during 2002 as still lower equities markets and interest rates more than offset the Company’s pension contributions (see additional disclosure regarding the Company’s pension plans in Note 7 to the Company’s Consolidated Financial Statements in its 2002 Annual Report on Form 10-K). As of December 31, 2002, these plans were underfunded by $31.7 million as it relates to the associated accumulated pension benefit obligations. The Company currently expects to make additional pension contributions in 2003 and beyond in order to restore these plans to an improved funded status. However, further negative returns of the equities markets or even lower interest rates could further negatively impact the funded status of these plans.

     The Company’s mills in Quimperle, France and in Brazil each have minimum annual commitments for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which together total approximately $3 million per year. The Company’s purchases for the mill in Quimperle were less than the minimum annual commitment level during 2002. This matter is discussed further under the

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

caption “Solvay Matter” appearing in Note 5 to Unaudited Consolidated Financial Statements in Part I, Item 1 herein. The on-site calcium carbonate plant in Quimperle continues to operate and supply a portion of the Company’s calcium carbonate requirements in France, and the vendor continues to work to develop alternative solutions to address associated quality issues. The Company’s expected future purchases at the mill in Brazil are at levels that exceed such minimum level under that contract. The current calcium carbonate contracts expire in 2009 for the operations in France and in 2006 for the operations in Brazil.

     The Company’s ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, stockholder dividends, pension plan contributions, purchases of the Company’s common stock and working capital. Other than expenditures associated with capital projects, the Company had no material outstanding commitments as of March 31, 2003.

     The Company believes its cash flow from operations, together with borrowings available under its revolving credit and other credit facilities, will be sufficient to fund its ongoing cash requirements.

New Accounting Standards

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of this new accounting standard had no material effect on the Company’s financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for such activities initiated after December 31, 2002. SFAS No. 146 bases accrual of an exit or disposal cost on the existence of a liability that constitutes an “obligation” as defined in FASB Concept Statement No. 6, “Elements of Financial Statements”, which is different from the concept of an expected cost that was the underpinning of Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146, which became effective for the Company beginning January 1, 2003, will be used to establish the timing of recognition of costs in connection with exit or disposal activities, if any, initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for companies that voluntarily elect to adopt the fair value recognition and measurement methodology prescribed by SFAS No. 123. Regardless of the method with which a company elects to account for stock-based compensation arrangements, all companies are now required to provide certain disclosures in both interim and annual financial statements regarding the method the company uses to account for its stock-based compensation arrangements and the effect of such method on the company’s reported results. The new disclosure requirements were adopted by the Company beginning with its 2002 Annual Report on Form 10-K, and the new interim disclosure requirements are included in this Quarterly Report on Form 10-Q (see Note 2).

     In November 2002, the FASB issued FIN 45, which requires footnote disclosure of the guarantee or indemnification agreements a company issues. With certain exceptions, such agreements also require prospective recognition of an initial liability for the fair value, or market value, of the obligations assumed under that guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 effective with its 2002 Annual Report on Form 10-K. The recognition provisions of FIN 45 became effective for the Company beginning January 1, 2003 and will be applied by the Company to any new guarantees or modifications of prior existing guarantees. The adoption of this new accounting interpretation had no material effect on the Company’s financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Outlook

     Except for North America, the markets for the Company’s products are expected to remain relatively stable during 2003. Cigarette production in the United States continues to decline as a result of declines in domestic cigarette consumption and exports of cigarettes manufactured in the United States. Outside North America, trends of improvement are expected to continue in tobacco-related paper sales in several key markets. Incremental cigarette paper capacity is being added by the Company in its Brazilian operations on existing equipment. In addition to the new RTL production line being added at the Company’s Spay, France mill for start-up in late 2003, the Company is also adding incremental cigarette paper production capacity in France on existing equipment to support anticipated market requirements.

     The Company did not have significant production or sale of banded or print banded cigarette papers during the first quarter of 2003 as cigarette manufacturers have not yet finalized their plans for use of these products. The Company continues to work with its customers in their development of papers for reduced ignition propensity cigarettes. The comment period for the State of New York proposed fire safety standards ended in mid-April. These standards will be implemented 180 days after final cigarette fire safety standards are issued. The actual implementation date of these new standards in New York will be dependent upon how quickly the standards are issued following the comment period. Comments received could possibly delay the issuance of the New York State standards. The Company currently expects that increased sales of reduced ignition propensity cigarette papers may occur during the latter part of 2003 and in subsequent years, although there is a high degree of uncertainty as to the timing and volume requirements the Company’s customers will have for such papers.

     As expected, the per ton cost of wood pulp increased during the first quarter of 2003 and is expected to continue to increase during the second quarter. The per ton cost of wood pulp is expected to be above the comparable prior-year period levels throughout 2003. Selling prices for the Company’s tobacco-related products are expected to increase somewhat during the remainder of 2003, recovering a portion of the increased wood pulp costs. Additionally, the Company expects higher insurance, pension, compensation and other benefit costs to continue throughout 2003.

     The Company expects its consolidated ongoing effective income tax rate to be approximately 30 to 31 percent beginning in the third quarter of 2003. The Company’s effective income tax rate in 2003 is expected to reflect the benefit of a decrease in the income tax rate in Brazil, a change in the mix of earnings by tax jurisdiction and the effects of a new organizational structure in the Company’s foreign operations.

     Including capital spending associated with both the RTL production expansion project at LTRI and the capital spending to implement a recently announced new tobacco papers manufacturing strategy, the Company expects its capital spending to total approximately $90 million for full-year 2003 and approximately $30 million in 2004.

     During 2002, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock during the period January 1, 2003 through December 31, 2004 in an amount not to exceed $20 million. A three-month corporate 10b5-1 plan was established so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. The Company expects to file a new three-month 10b5-1 plan each quarter during an open window period and additional share repurchases are expected in the second quarter. However, further common stock repurchases during the remainder of 2003 and in 2004 will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Forward-Looking Statements

     Certain matters discussed in this report, particularly in the foregoing discussion regarding the “Outlook” of the Company, constitute forward-looking statements, generally identified by, but not limited to, phrases such as “the Company expects” or “the Company anticipates”, as well as by use of words of similar effect, such as “appears”, “could”, “should”, “may” and “typically” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by that Act. This report contains many such forward-looking statements, including statements regarding management’s expectations of future selling prices for the Company’s products, future market prices for wood pulp used by the Company, expected sales volumes trends, new product introductions, mill operations, pension plan contributions, anticipated pension, compensation, benefit and insurance costs, anticipated financial and operational results, anticipated capital spending, RTL production capacity, amount of internally generated funds, available bank credit facility borrowing capacity, anticipated effective income tax rate, anticipated tax and other governmental actions, foreign currency exchange impacts, contingencies, anticipated common stock share repurchases and other expected transactions of the Company. Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the results of the Company will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates. The above-mentioned important factors, among others, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual results for 2003 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. In addition to those mentioned above, certain factors that could cause the Company’s future results to differ materially from those expressed in any such forward-looking statements are discussed in the Company’s 2002 Annual Report on Form 10-K, Part II, Item 7, under the headings “Critical Accounting Policies and Estimates” and “Factors That May Affect Future Results.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s market risk exposure at March 31, 2003 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part II, Item 7 of the Company’s 2002 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

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

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc.
Alpharetta, Georgia

     We have reviewed the accompanying consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries as of March 31, 2003, the related consolidated statements of income for the three-month periods ended March 31, 2003 and 2002, and the related statements of changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 27, 2003 (January 31, 2003 as to Note 5), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
April 21, 2003

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company’s description of legal proceedings in Part I, Item 3 of its 2002 Annual Report on Form 10-K and in Note 5 to the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q are incorporated herein by reference. As of March 31, 2003, no material change has occurred with respect to the matters discussed therein and there are no material new matters to report.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.9	Restricted Stock Plan Amended and Restated as of January 17, 2003.

15.	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filedwith the Securities and Exchange Commission.

(b) Reports on Form 8-K:

               The registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc. (Registrant)

By:	/s/ PAUL C. ROBERTS	By:	/s/ WAYNE L. GRUNEWALD

	Paul C. Roberts Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)		Wayne L. Grunewald Controller (principal accounting officer)

May 2, 2003			May 2, 2003

CERTIFICATIONS

I, Wayne H. Deitrich, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Schweitzer-Mauduit International, Inc. (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003
/s/ WAYNE H. DEITRICH

Wayne H. Deitrich Chairman of the Board and Chief Executive Officer

CERTIFICATIONS (Continued)

I, Paul C. Roberts, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Schweitzer-Mauduit International, Inc. (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

/s/ PAUL C. ROBERTS

Paul C. Roberts Chief Financial Officer and Treasurer

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended March 31, 2003

INDEX TO EXHIBITS

Exhibit
Number		Description

10.9	—	Restricted Stock Plan Amended and Restated as of January 17, 2003.
15.	—	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.
99.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.