Form 10-Q
period 2003-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2003-08-08
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Yes [X].   No [   ].

As of July 31, 2003, 14,748,817 shares of the Corporation’s common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
U.S. $ in millions, except per share amounts
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2003	2002	2003	2002

Net Sales	$141.7	$125.5	$277.4	$247.9
Cost of products sold	116.8	98.3	227.1	193.5

Gross Profit	24.9	27.2	50.3	54.4
Selling expense	5.7	5.1	11.1	9.9
Research expense	2.2	1.6	4.2	3.5
General expense	6.2	5.6	12.1	10.9

Operating Profit	10.8	14.9	22.9	30.1
Interest expense	0.6	1.0	1.3	2.1
Other income (expense), net	(1.0)	0.4	(0.7)	0.9

Income Before Income Taxes and Minority Interest	9.2	14.3	20.9	28.9
Provision for income taxes	1.1	4.9	5.0	9.9

Income Before Minority Interest	8.1	9.4	15.9	19.0
Minority interest in earnings of subsidiaries	1.0	1.1	2.3	2.1

Net Income	$7.1	$8.3	$13.6	$16.9

Net Income per Common Share:
Basic	$.48	$.56	$.92	$1.14

Diluted	$.47	$.54	$.90	$1.11

Cash Dividends Declared per Common Share	$.15	$.15	$.30	$.30

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
U.S. $ in millions, except per share amounts
(Unaudited)

	June 30,	December 31,
	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$6.7	$15.3
Accounts receivable	83.0	69.4
Inventories	75.3	74.1
Current income tax refunds receivable	2.2	—
Deferred income tax benefits	4.3	3.7
Prepaid expenses	5.9	3.8

Total Current Assets	177.4	166.3

Gross Property, at cost	616.9	562.9
Less accumulated depreciation	277.6	255.6

Net Property	339.3	307.3

Noncurrent Deferred Income Tax Benefits	3.6	2.6

Deferred Charges and Other Assets	16.8	15.0

Total Assets	$537.1	$491.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$5.1	$4.0
Other short-term debt	14.6	5.9
Accounts payable	47.8	45.9
Accrued expenses	60.1	55.4
Income taxes payable	—	1.2
Current deferred revenue	5.5	5.6

Total Current Liabilities	133.1	118.0

Long-Term Debt	52.8	37.4

Noncurrent Deferred Income Tax Liabilities	21.2	17.0

Noncurrent Deferred Revenue	45.3	48.0

Noncurrent Pension and Other Postretirement Benefits	45.2	47.3

Other Noncurrent Liabilities	13.8	12.6

Minority Interest	6.4	13.4

Contingencies (See Notes 5 and 6)
Stockholders’ Equity
Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued	—	—
Common Stock -$.10 par value - 100,000,000 shares authorized, 16,078,733 shares issued at both June 30, 2003 and December 31, 2002 (14,746,992 and 14,947,318 shares outstanding at June 30, 2003 and December 31, 2002, respectively)	l.6	1.6
Additional paid-in capital	61.1	61.1
Common stock in treasury, at cost – 1,331,741 and 1,131,415 shares at June 30, 2003 and December 31, 2002, respectively	(22.8)	(18.2)
Retained earnings	223.7	214.6
Unearned compensation on restricted stock	(0.4)	(0.5)
Accumulated other comprehensive loss, net of tax	(43.9)	(61.1)

Total Stockholders’ Equity	219.3	197.5

Total Liabilities and Stockholders’ Equity	$537.1	$491.2

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. $ in millions, except per share amounts
(Unaudited)

								Accumulated
	Common Stock Issued		Additional	Treasury Stock				Other
			Paid-In			Retained	Unearned	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Compensation	Income (Loss)	Total

Balance, December 31, 2001	16,078,733	$1.6	$60.6	1,242,749	$(19.8)	$190.9	$(0.5)	$(53.3)	$179.5
Net income for the six months ended June 30, 2002						16.9			16.9
Change in unrealized fair value of derivative instruments								0.4	0.4
Adjustments to unrealized foreign currency translation								2.5	2.5

Comprehensive income									19.8

Dividends declared ($0.30 per share)						(4.5)			(4.5)
Restricted stock issuances				(10,000)	0.2		(0.2)		—
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(1,311)	—				—
Issuance of shares for options exercised	—	—	0.3	(91,600)	1.5	—	—	—	1.8

Balance, June 30, 2002	16,078,733	1.6	60.9	1,139,838	(18.1)	203.3	(0.6)	(50.4)	196.7
Net income for the six months ended December 31, 2002						15.7			15.7
Adjustments to minimum pension liability								(11.8)	(11.8)
Change in unrealized fair value of derivative instruments								0.2	0.2
Adjustments to unrealized foreign currency translation								0.9	0.9

Comprehensive income									5.0

Dividends declared ($0.30 per share)						(4.4)			(4.4)
Purchases of treasury stock				21,900	(0.5)				(0.5)
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(1,419)	—				—
Tax benefit of options exercised			0.2						0.2
Issuance of shares for options exercised	—	—	—	(28,904)	0.4	—	—	—	0.4

Balance, December 31, 2002	16,078,733	1.6	61.1	1,131,415	(18.2)	214.6	(0.5)	(61.1)	197.5
Net income for the six months ended June 30, 2003						13.6			13.6
Adjustments to unrealized foreign currency translation								17.2	17.2

Comprehensive income									30.8

Dividends declared ($0.30 per share)						(4.5)			(4.5)
Restricted stock issuances				(2,500)	0.1		(0.1)		—
Purchases of treasury stock				221,691	(5.1)				(5.1)
Amortization of unearned compensation							0.2		0.2
Stock issued to directors as compensation				(1,398)	0.1				0.1
Issuance of shares for options exercised	—	—	—	(17,467)	0.3	—	—	—	0.3

Balance, June 30, 2003	16,078,733	$1.6	$61.1	1,331,741	$(22.8)	$223.7	$(0.4)	$(43.9)	$219.3

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
U.S. $ in millions
(Unaudited)

	For the six months
	ended June 30,

	2003	2002

Operations
Net income	$13.6	$16.9
Non-cash items included in net income:
Depreciation and amortization	14.6	13.0
Amortization of deferred revenue	(2.8)	(2.7)
Deferred income tax provision	0.9	5.5
Minority interest in earnings of subsidiaries	2.3	2.1
Other items	(1.5)	1.3
Net changes in operating working capital	(13.7)	(22.6)

Cash Provided by Operations	13.4	13.5

Investing
Capital spending	(27.0)	(8.1)
Capitalized software costs	(1.7)	(0.6)
Other	3.3	(1.0)

Cash Used for Investing	(25.4)	(9.7)

Financing
Cash dividends paid to SWM stockholders	(4.5)	(4.5)
Cash dividends paid to minority owners	(10.4)	—
Changes in short-term debt	8.7	2.4
Proceeds from issuances of long-term debt	24.0	47.1
Payments on long-term debt	(9.6)	(95.7)
Purchases of treasury stock	(5.1)	—
Proceeds from exercise of stock options	0.3	1.8

Cash Provided by (Used for) Financing	3.4	(48.9)

Decrease in Cash and Cash Equivalents	(8.6)	(45.1)
Cash and Cash Equivalents at Beginning of Period	15.3	50.9

Cash and Cash Equivalents at End of Period	$6.7	$5.8

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

     Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average numbers of common shares used in the calculations of basic net income per common share for the three and six month periods ended June 30, 2003 were approximately 14,721,300 and 14,784,500, respectively, and for the three and six month periods ended June 30, 2002 were approximately 14,850,200 and 14,820,500, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three and six month periods ended June 30, 2003 were approximately 15,035,500 and 15,115,800, respectively, and for the three and six month periods ended June 30, 2002 were approximately 15,357,500 and 15,243,500, respectively. Potential common shares are those related to stock options and restricted stock outstanding and directors’ accumulated deferred stock compensation during the respective periods. A reconciliation of the average number of common shares outstanding used in the calculations of basic and diluted net income per share follows (in 000’s):

	For the three months		For the six months
	ended June 30,		ended June 30,

	2003	2002	2003	2002

Average number of common shares outstanding	14,721.3	14,850.2	14,784.5	14,820.5
Dilutive effect of:
- stock options	236.9	436.6	254.5	352.8
- restricted stock	62.5	60.0	62.5	60.0
- directors’ deferred stock compensation	14.8	10.7	14.3	10.2

Average number of common and potential common shares outstanding	15,035.5	15,357.5	15,115.8	15,243.5

     Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods. The average number of share equivalents

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. $ in millions, except per share amounts

resulting from these anti-dilutive stock options not included in the computations of diluted net income per share for the three and six month periods ended June 30, 2003 were approximately 222,800 and 222,300, respectively, and for the three and six month periods ended June 30, 2002 were approximately 11,800 and 27,600, respectively.

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

	For the three months		For the six months
	ended June 30,		ended June 30,

	2003	2002	2003	2002

Net income, as reported	$7.1	$8.3	$13.6	$16.9
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	0.3	0.2	0.5	0.4

Net income, pro forma	$6.8	$8.1	$13.1	$16.5

Earnings per share:
Basic — as reported	$0.48	$0.56	$0.92	$1.14
Basic — pro forma	$0.47	$0.54	$0.89	$1.11
Diluted — as reported	$0.47	$0.54	$0.90	$1.11
Diluted — pro forma	$0.46	$0.52	$0.87	$1.08

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. $ in millions, except per share amounts

Note 3.	Inventories

     The following schedule details inventories by major class:

	June 30,	December 31,
	2003	2002

At the lower of cost on the First-In, First-Out (FIFO) and weighted average methods or market:
Raw materials	$28.4	$28.3
Work in process	10.3	9.1
Finished goods	29.3	30.0
Supplies and other	15.4	13.3

	83.4	80.7
Excess of FIFO cost over Last-In, First-Out (LIFO) cost	(8.1)	(6.6)

Total	$75.3	$74.1

Note 4.	Income Taxes

     The effective income tax rates for the three and six month periods ended June 30, 2003 were 12.0 percent and 23.9 percent, respectively, compared with 34.3 percent for the both of the corresponding periods of 2002. The effective income tax rates for the three and six month periods of 2003 benefited from a $1.7 net reduction in valuation allowances related to deferred income tax assets. This net adjustment resulted from a final settlement in the second quarter of prior-period tax audit assessments in the Company’s French operations partially offset by changes in estimates of its U.S. income tax situation. Excluding this net second quarter adjustment, the effective income tax rates for the three and six month periods ended June 30, 2003 would have been 30.4 percent and 32.1 percent, respectively. The effective income tax rates for the three and six month periods ended June 30, 2003 also reflected reduced profitability in the Company’s U.S. business which has the Company’s highest effective income tax rate.

     During 2002, the French tax authorities began audits of the Company’s French tax group for the years 1990 through 2000. These audits were largely completed at the end of 2002 and adjustments were recorded by the Company’s French businesses in the fourth quarter of 2002 based on the assessments and findings at that time. After completion of the audits, a settlement of the assessments was concluded in the second quarter of 2003 resulting in a favorable adjustment for the Company by means of a reduction in valuation allowances related to deferred income tax assets.

     As a result of reduced profitability in the Company’s U.S. business and lower estimates of the expected 2003 U.S. results, the Company estimates that it will likely experience a domestic tax loss in its 2003 U.S. income tax returns. This would result in the generation of excess foreign tax credit carryforwards which the Company estimates will more likely than not expire before the Company could utilize them in a favorable manner. Therefore, the Company recorded an unfavorable U.S. income tax adjustment in the second quarter of 2003 for valuation allowances necessary to reduce deferred income tax assets as of June 30, 2003. The Company’s estimates of the amount of excess credits that may be generated in 2003 and the amount for which valuation allowances would be necessary may change as the year progresses.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. $ in millions, except per share amounts

Note 5.	Environmental Matters

     The Company’s operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of the Company’s operations expose it to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. The Company, or its predecessor, is currently named as a potentially responsible party at one hazardous waste disposal site, for which the Company previously recorded a liability for its pro-rata share of the estimated remediation cost; the remainder of this accrued liability at June 30, 2003 is not material. Also, the Company has a continuing responsibility for the post-closure care of a landfill site, the estimated cost of which the Company also has recorded a liability and the remainder of which is not material. While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental laws and regulations, the Company believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation and monitoring of certain hazardous waste disposal sites, will not have a material adverse effect on the Company’s financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on the Company’s financial condition or results of operations.

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

Note 6.	Legal Proceedings

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

     Administrative appeals were filed on the Assessment, and in April 2001 and August 2001 decisions were rendered on these administrative appeals. The State of Rio de Janeiro tax authorities denied the appeal of Assessment 2 in its entirety and reduced the original amount of Assessment 1 by approximately $1.6 based on SWM-B’s argument that Assessment 1 covered periods barred by the applicable statute of limitations. Following these decisions at the administrative level, judicial actions to annul the tax and to enjoin enforcement of the Assessment pending adjudication were filed in Rio de Janeiro on behalf of SWM-B. The courts issued injunctions, which were upheld on appeal, against enforcement of the Assessment without the requirement for any bond or posting of other collateral by SWM-B, pending final determination of SWM-B’s action to annul the tax debts. SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, the final resolution of this matter will most likely entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years. Based on the foreign currency exchange rate at June 30, 2003, the Assessment, as reduced in August 2001, totaled approximately $11.2 as of June 30, 2003, of which approximately $5.0 is covered by the above-discussed indemnification. No liability has been recorded in the Company’s consolidated financial statements for the Assessment based on the Company’s evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

     Solvay Matter

     During 1998, Papeteries de Mauduit S.A.S. (“PdM”), a wholly-owned indirect French subsidiary of the Company, entered into an agreement with one of its vendors, Solvay Specialties France S.A. (“Solvay”), in connection with PdM’s purchases of calcium carbonate. Solvay agreed to construct and operate an on-site plant at the Quimperle, France mill at a capital cost of approximately 40 million French franc ($7.0 at the June 30, 2003 exchange rate). If PdM buys less than the minimum purchase commitments under the agreement, for reasons not permitted under the agreement, Solvay can terminate the contract and require PdM to pay Solvay the then net book value of the building and equipment, determined using a straight-line method of depreciation over the life of the agreement, which amount was approximately $4.6 at June 30, 2003, as well as costs to dismantle the mill and severance pay for the employees, together estimated at approximately $0.4. During the first six months of 2002, PdM determined that the slurry-form calcium carbonate produced by the on-site plant was causing variations in some of its products. The agreement provides generally that use of the slurry-form calcium carbonate will not have a notable effect on PdM’s products compared to their production using the dry-form of calcium carbonate provided by Solvay. Because of the product variations it was detecting and in order to comply with customers’ specifications for its products, PdM reduced its consumption of slurry-form calcium carbonate and subsequently purchased less than the minimum annual purchase commitment of slurry-form calcium carbonate produced by the on-site plant during 2002, substituting dry-form calcium carbonate from Solvay in its place. The on-site plant continues to operate and supply a portion of PdM’s calcium carbonate requirements and Solvay continues to work to develop alternative solutions to address the quality issues associated with calcium carbonate produced by the on-site

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. $ in millions, except per share amounts

plant. The quality problems with the slurry-form calcium carbonate continued in the latter half of 2002 and the first half of 2003, but PdM has undertaken efforts to mitigate the issues associated with use of the slurry, which may allow it to increase its consumption of the slurry. Since the amount of slurry-form calcium carbonate purchased from Solvay has been less than the original amount contemplated, Solvay has requested payment corresponding to a reduction in the contractual quantity discounts that had been provided to PdM in 2002 and prior years, to which PdM disagrees.

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

	For the three months ended
				% of Consolidated
	June 30,	June 30,	% Change
	2003	2002	vs. 2002	2003	2002

Net Sales
United States	$47.5	$44.3	+7.2%	33.5%	35.3%
France	86.6	70.5	+22.8	61.1	56.2
Brazil	11.1	11.4	-2.6	7.8	9.1

Subtotal	145.2	126.2
Intersegment sales by:
United States	(0.2)	—		(0.1)	—
France	(2.9)	(0.2)		(2.0)	(0.2)
Brazil	(0.4)	(0.5)		(0.3)	(0.4)

Consolidated	$141.7	$125.5	+12.9%	100.0%	100.0%

	For the three months ended
				% of Consolidated		% Return on Sales
	June 30,	June 30,	% Change
	2003	2002	vs. 2002	2003	2002	2003	2002

Operating Profit
United States	$0.3	$1.2	-75.0%	2.8%	8.1%	0.6%	2.7%
France	11.6	13.4	-13.4	107.4	89.9	13.4	19.0
Brazil	0.8	2.1	-61.9	7.4	14.1	7.2	18.4
Unallocated expenses	(1.9)	(1.8)		(17.6)	(12.1)

Consolidated	$10.8	$14.9	-27.5%	100.0%	100.0%	7.6%	11.9%

	For the six months ended
				% of Consolidated
	June 30,	June 30,	% Change
	2003	2002	vs. 2002	2003	2002

Net Sales
United States	$92.7	$89.8	+3.2%	33.4%	36.2%
France	170.0	136.9	+24.2	61.3	55.2
Brazil	21.4	23.6	-9.3	7.7	9.5

Subtotal	284.1	250.3
Intersegment sales by:
United States	(0.2)	—		(0.1)	—
France	(5.5)	(0.9)		(2.0)	(0.3)
Brazil	(1.0)	(1.5)		(0.3)	(0.6)

Consolidated	$277.4	$247.9	+11.9%	100.0%	100.0%

	For the six months ended
				% of Consolidated		% Return on Sales
	June 30,	June 30,	% Change
	2003	2002	vs. 2002	2003	2002	2003	2002

Operating Profit
United States	$(1.2)	$3.2	N.M	(5.2)%	10.6%	(1.3)%	3.6%
France	25.0	25.6	-2.3%	109.2	85.1	14.7	18.7
Brazil	2.8	4.7	-40.4	12.2	15.6	13.1	19.9
Unallocated expenses	(3.7)	(3.4)		(16.2)	(11.3)

Consolidated	$22.9	$30.1	-23.9%	100.0%	100.0%	8.3%	12.1%

N.M. – Not Meaningful.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. $ in millions, except per share amounts

			% of Consolidated
	June 30,	December 31,
	2003	2002	2003	2002

Total Assets
United States	$200.8	$209.1	37.4%	42.6%
France	296.1	249.7	55.1	50.8
Brazil	42.1	33.6	7.8	6.8
Unallocated items and eliminations, net	(1.9)	(1.2)	(0.3)	(0.2)

Consolidated	$537.1	$491.2	100.0%	100.0%

     Approximately 60 percent of the Company’s assets were outside of the United States, substantially all of which were in France or Brazil. The balance sheets of the Company’s foreign subsidiaries are translated at period-end currency exchange rates, and the differences from historical exchange rates are reflected in accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments. Favorable unrealized foreign currency translation adjustments during the six month period ended June 30, 2003 were due to a stronger euro and Brazilian real against the U.S. dollar at June 30, 2003 versus December 31, 2002, which increased total assets in France and Brazil at June 30, 2003.

Note 8.	Guarantee Instruments

     As of June 30, 2003, the Company had issued guarantee instruments in connection with certain agreements and as required by regulatory agencies in connection with certain of the Company’s ongoing obligations, as follows: (i) The Company issued a surety bond to the State of Massachusetts beginning in 1998 in the principal amount of $1.5 related to the Company’s ongoing obligation for post-closure monitoring and maintenance of a landfill site. This surety bond has been replaced with a letter of credit for the same principal amount effective in April 2003. The Company has a liability recorded at June 30, 2003 of $0.5 based on its current estimate of the remaining costs to perform such post-closure care. (ii) Since 1995, the Company has issued an annual letter of credit to an insurance company, the current principal amount of which was $1.2 as of June 30, 2003, in connection with its administration of the Company’s workers compensation claims in the United States, for which the Company has recorded a liability of $1.0 at June 30, 2003. (iii) The Company began issuing a letter of credit to the Township of East Brunswick, New Jersey beginning in 1988, the current principal amount of which was $0.7 as of June 30, 2003, in connection with the Company’s long-term obligation related to the municipality’s recovery of the cost of installation of a water line to the Company’s Spotswood mill, for which the Company has recorded liability of $0.6 at June 30, 2003. (iv) The Company has certain other letters of credit and surety bonds outstanding at June 30, 2003, which are not material either individually or in the aggregate.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), which requires footnote disclosure of the guarantee or indemnification agreements a company issues. With certain exceptions, such agreements also require prospective recognition of an initial liability for the fair value, or market value, of the obligations assumed under that guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 effective with its 2002 Annual Report on Form 10-K and interim disclosure is included in this Quarterly Report on Form 10-Q (see Note 8). The recognition provisions of FIN 45 became effective for the Company beginning January 1, 2003 and will be applied by the Company to any new guarantees or modifications of prior existing guarantees. The adoption of this new accounting interpretation had no material effect on the Company’s financial statements.

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

Results of Operations

Net Sales

     Net sales increased by $16.2 million in the three month period ended June 30, 2003 compared with the corresponding period of the preceding year. This increase was a result of favorable effects of changes in currency exchange rates, increased sales volumes and higher average selling prices. Changes in currency exchange rates increased net sales by $11.5 million as a result of a stronger euro versus the U.S. dollar, partially offset by a weaker Brazilian real versus the U.S. dollar, compared with the same quarter of the prior year. The Company’s total worldwide sales volumes increased by two percent in the quarter compared with the same quarter of the prior year, having a favorable $3.0 million impact on the net sales comparison. Sales volumes for the French business unit increased by three percent, with increased sales volumes in all major grades of tobacco-related papers as well as in reconstituted tobacco leaf products. Sales volumes for the quarter increased by two percent at the U.S. business unit, where an increase in sales of commercial and industrial papers was partially offset by lower sales volumes of tobacco-related papers. For the Brazilian business unit, sales volumes decreased by four percent, reflecting a decline in all major grades of tobacco-related papers, partially offset by higher sales of commercial and industrial papers during the quarter. Higher average selling prices in the quarter favorably impacted the net sales comparison by $1.7 million. Higher average selling prices were experienced in France and Brazil, with average selling prices in the United States approximately at the same level as in the prior-year quarter.

     Net sales increased by $29.5 million in the six month period ended June 30, 2003 compared with the corresponding period of the preceding year. This increase was a result of favorable effects of changes in currency exchange rates, increased sales volumes and higher average selling prices. Changes in currency exchange rates increased net sales by $21.7 million as a result of a stronger euro versus the U.S. dollar, partially offset by a weaker Brazilian real versus the U.S. dollar, compared with the first half of the prior year. The Company’s total worldwide sales volumes increased by two percent in the six month period compared with the same period of the prior year, having a favorable $6.4 million impact on the net sales comparison. Sales volumes for the French business unit increased by four percent, with increased sales volumes in all major grades of tobacco-related papers as well as in reconstituted tobacco leaf products. Sales volumes for the period increased by two percent at the U.S. business unit, where an increase in sales of commercial and industrial papers was partially offset by lower sales volumes of tobacco-related papers. For the Brazilian business unit, sales volumes decreased by three percent, reflecting a decline in all major grades of tobacco-related papers, partially offset by higher sales of commercial and industrial papers during the period. Higher average selling prices in the period favorably impacted the net sales comparison by $1.4 million. Higher average selling prices were experienced in France and Brazil, partially offset by the effects of lower average selling prices in the United States for the six month period.

Operating Profit

     Operating profit decreased by $4.1 million in the three month period ended June 30, 2003 compared with the corresponding period of the preceding year. This decrease in operating profit was primarily due to increases in wood pulp, purchased energy, labor and nonmanufacturing costs, as well as unfavorable effects of work stoppages in France and changes in currency exchange rates. These unfavorable factors were partially offset by increased sales and production volumes in France and higher average selling prices. Also, the 2002 period was unfavorably impacted by approximately $1 million related to a Spotswood, New Jersey mill strike. An increase in the per ton wood pulp cost increased operating expenses by $2.4 million compared with the prior-year quarter. Purchased energy costs increased by $1.1 million compared with the

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)

prior-year quarter, related primarily to higher natural gas and fuel oil costs. Work stoppages occurred in France, primarily as hourly workers demonstrated sympathy with general strikes over the national pension issues in that country. The work stoppages in France had an unfavorable impact of approximately $1.4 million on the Company’s second quarter 2003 operating profit. Nonmanufacturing expenses were $1.8 million higher than in the comparable period of the prior year, primarily attributable to an unfavorable translation impact on expenses in the French business unit as a result of a stronger euro versus the U.S. dollar and inflationary cost increases.

     Operating profit for the French business unit decreased by $1.8 million as a result of increased wood pulp, purchased energy and labor expenses, the unfavorable effects of the labor stoppages in France, increased nonmanufacturing costs and effects of currency exchange rate changes. These unfavorable factors were partially offset by increased sales and production volumes and higher average selling prices. Operating profit in Brazil declined by $1.3 million in the three month period ended June 30, 2003 compared with the corresponding period of the prior year due to lower production and sales volumes and higher wood pulp, purchased energy and nonmanufacturing costs, partially offset by higher average selling prices. Operating profit in the United States was $0.9 million lower than the prior-year quarter due to increased wood pulp, purchased energy and labor expenses more than offsetting the prior-year Spotswood strike costs.

     Operating profit decreased by $7.2 million in the six month period ended June 30, 2003 compared with the corresponding period of the preceding year. This decrease in operating profit was primarily due to increases in wood pulp, purchased energy, labor and nonmanufacturing costs, the unfavorable effects of machine downtime and unfavorable fixed cost absorption in the U.S. operations in the first quarter, downtime and start-up costs in the first quarter in Brazil related to capital improvements on a cigarette paper machine and the unfavorable effects of the work stoppages in France in the second quarter. These unfavorable factors were partially offset by increased sales and production volumes in France and somewhat higher average selling prices. Also, the 2002 period was unfavorably impacted by approximately $1 million related to the Spotswood mill strike. An increase in the per ton wood pulp cost increased operating expenses by $3.3 million compared with the prior-year period. Purchased energy costs increased by $2.2 million compared with the prior year, related primarily to higher natural gas and fuel oil costs. Nonmanufacturing expenses were $3.1 million higher than in the comparable period of the prior year, primarily attributable to an unfavorable translation impact on expenses in the French business unit as a result of a stronger euro versus the U.S. dollar and inflationary cost increases.

     Operating profit in the United States was $4.4 million lower than the prior-year period due to lower average selling prices and higher purchased energy, wood pulp and labor costs. Additionally, machine downtime during the first quarter in the United States resulted in an unfavorable fixed cost absorption impact of $1.8 million. Also, the 2002 period was unfavorably impacted by approximately $1 million related to the Spotswood mill strike. Operating profit in Brazil decreased by $1.9 million in the six month period ended June 30, 2003 compared with the corresponding period of the prior year due to lower production and sales volumes and higher wood pulp, purchased energy and nonmanufacturing costs, partially offset by higher average selling prices. In addition, downtime and start-up costs in the first quarter related to capital improvements on a cigarette paper machine in Brazil unfavorably impacted first quarter results by approximately $0.3 million. Operating profit for the French business unit decreased by $0.6 million as a result of increased wood pulp, purchased energy and labor expenses, the unfavorable effects of the labor stoppages in France, increased nonmanufacturing costs and effects of currency exchange rate changes. These unfavorable factors were partially offset by increased sales and production volumes and higher average selling prices in France.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)

Non-Operating Expenses

     Interest expense was lower by $0.4 million and $0.8 million for the three and six month periods ended June 30, 2003, respectively, compared with the corresponding periods of the preceding year, as a result of lower average interest rates and increased capitalized interest related to major capital projects. Other income (expense), net consisted primarily of foreign currency transaction gains and losses, interest income and royalty income in each of the periods presented. Other income (expense), net was expense of $1.0 million and $0.7 million during the three and six month periods ended June 30, 2003, respectively, compared with income of $0.4 million and $0.9 million during the comparable periods of the prior year. These differences were primarily attributable to foreign currency losses in the 2003 periods related to the impact of changes in the euro and the Brazilian real versus the U.S. dollar on non-local currency denominated assets and liabilities in foreign subsidiaries of the Company as compared to foreign currency gains in the respective 2002 periods.

Income Taxes

     The effective income tax rates for the three and six month periods ended June 30, 2003 were 12.0 percent and 23.9 percent, respectively, compared with 34.3 percent for the both of the corresponding periods of 2002. The effective income tax rates for the three and six month periods of 2003 benefited from a $1.7 million net reduction in valuation allowances related to deferred income tax assets. This net adjustment resulted from a final settlement in the second quarter of prior-period tax audit assessments in the Company’s French operations partially offset by changes in estimates of its U.S. income tax situation. Excluding this net second quarter adjustment, the effective income tax rates for the three and six month periods ended June 30, 2003 would have been 30.4 percent and 32.1 percent, respectively. The effective income tax rates for the three and six month periods ended June 30, 2003 also reflected reduced profitability in the Company’s U.S. business which has the Company’s highest effective income tax rate.

     During 2002, the French tax authorities began audits of the Company’s French tax group for the years 1990 through 2000. These audits were largely completed at the end of 2002 and adjustments were recorded by the Company’s French businesses in the fourth quarter of 2002 based on the assessments and findings at that time. After completion of the audits, a settlement of the assessments was concluded in the second quarter of 2003 resulting in a favorable adjustment for the Company by means of a reduction in valuation allowances related to deferred income tax assets.

     As a result of reduced profitability in the Company’s U.S. business and lower estimates of the expected 2003 U.S. results, the Company estimates that it will likely experience a domestic tax loss in its 2003 U.S. income tax returns. This would result in the generation of excess foreign tax credit carryforwards which the Company estimates will more likely than not expire before the Company could utilize them in a favorable manner. Therefore, the Company recorded an unfavorable U.S. income tax adjustment in the second quarter of 2003 for valuation allowances necessary to reduce deferred income tax assets as of June 30, 2003. The Company’s estimates of the amount of excess credits that may be generated in 2003 and the amount for which valuation allowances would be necessary may change as the year progresses.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)

Liquidity and Capital Resources

	Six Months Ended June 30,

	2003	2002

	(U.S. $in millions)
Cash Provided by (Used for):
Operations	$13.4	$13.5
Changes in operating working capital	(13.7)	(22.6)
Capital spending	(27.0)	(8.1)
Changes in debt	23.1	(46.2)
Dividends to SWM stockholders	(4.5)	(4.5)
Dividends to minority owners	(10.4)	—
Purchases of treasury stock	(5.1)	—

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

     The Company’s cash provided by operations decreased by $0.1 million, from $13.5 million for the six months ended June 30, 2002 to $13.4 million for the six months ended June 30, 2003. Changes in operating working capital contributed unfavorably to cash flow by $13.7 million and $22.6 million in the six month periods ended June 30, 2003 and 2002, respectively, due primarily to an increase in accounts receivable in the 2003 period, and due primarily to an increase in inventories and accounts receivable in the 2002 period together with a decrease in accounts payable. The Company typically experiences seasonal variations such that operating working capital increases during the first half of each year and decreases in the latter half of each year. The increase in accounts receivable in both periods was due to increased sales in May and June versus sales in the prior November and December. Sales in November and December of 2002 were lower than normal as a result of weak market conditions. The increase in inventories in the 2002 period was primarily attributable to the Company’s building of inventories in the United States in advance of labor negotiations. The decrease in accounts payable in the 2002 period was primarily due to payments of accounts payable balances related to capital project activity in the latter months of 2001, part of which was reflected in the December 31, 2001 accounts payable balance.

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

     On April 24, 2003, the Company announced a capital investment of approximately $15 million in connection with a new tobacco papers manufacturing strategy. This capital spending will be incurred by the end of 2004 to upgrade cigarette paper manufacturing capabilities at the Brazil and Spotswood paper mills.

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

     Capital spending in the six month period ended June 30, 2003 included $17.0 million toward the new RTL production line at the Spay mill. No other single capital project accounted for more than $0.7 million of capital spending during the period. During the first six months of 2002, no single project accounted for more than $0.6 million of capital spending.

     The Company maintains short-term and long-term credit facilities. In addition to uncommitted bank overdrafts and lines of credit totaling approximately $34 million in the United States, France and Brazil, of which approximately $22 million was still available for borrowing as of June 30, 2003, the Company has credit facilities with a group of banks which include 364-day and five-year committed revolving credit facilities in the United States and France (the “Credit Agreement”). At June 30, 2003, the Company had approximately $21 million still available for borrowing under its 364-day revolving Credit Agreement facilities, which are scheduled to expire January 29, 2004. Additionally, at June 30, 2003, the Company had approximately $69 million still available for borrowing under its five-year revolving Credit Agreement facilities, for which no principal payments are required until maturity on January 31, 2007.

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

     Effective January 31, 2003, the Company entered into a two-year interest rate swap agreement to fix the LIBOR rate component of $15 million of its variable rate U.S. dollar long-term debt at 2.05 percent, which had the effect of fixing the Company’s interest rate, including margin, at 2.75 percent on $15 million of its debt through January 31, 2005. This interest rate swap contract was designated as a cash flow hedge and qualified for short-cut method treatment under SFAS No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” As such, the Company assumed there was no ineffectiveness of this hedge contract, and accordingly, no gain or loss was recorded in the income statement relative to the changes in fair value of this interest rate swap contract, but instead the changes in fair value of the contract was reflected in other comprehensive income (loss). As of June 30, 2003, no other interest rate-related derivative contract agreements had been entered into by the Company.

     During 2002, the Company’s Board of Directors authorized a new program for the repurchase of shares of the Company’s common stock during the period January 1, 2003 through December 31, 2004 in an amount not to exceed $20 million. Under this authorization, the Company repurchased a total of 221,691 shares of its common stock during the first six months of 2003 for $5.1 million. Corporate 10b5-1 plans have been used by the Company so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)

     On July 31, 2003, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on September 15, 2003 to stockholders of record on August 18, 2003.

     The Company has declared and paid quarterly dividends of fifteen cents per share since the second quarter of 1996. Management currently expects to continue to pay quarterly dividends at least at this level. None of the Credit Agreement covenants, under normal business conditions, materially limit the Company’s ability to pay such dividends, and the Company does not currently anticipate any change in business conditions of a nature that would cause future restrictions on dividend payments as a result of its need to maintain these financial ratios.

     In light of the new tax law that provides more favorable income tax treatment for U.S. corporate dividends received by individuals, the Company is currently reviewing its share repurchase and dividend strategies.

     Cash dividends paid to minority owners in 2003 relate to the minority owners’ share of dividends paid by LTRI, the Company’s 72 percent indirectly owned French subsidiary. In the first six months of 2003, two dividends have been paid by LTRI, one in each of the first two quarters, while no dividend was paid by LTRI in 2002. LTRI does not currently expect to pay any further dividends during the remainder of 2003.

     After being in a net overfunded position in 2000 and prior years, the Company’s U.S. and French pension plans changed to an underfunded status in 2001 as a result of the poor performance of the equities markets and lower interest rates that caused estimated future pension liabilities to increase because of the necessity to use a lower discount rate. The underfunded pension status worsened during 2002 as still lower equities markets and interest rates more than offset the Company’s pension contributions (see additional disclosure regarding the Company’s pension plans in Note 7 to the Company’s Consolidated Financial Statements in its 2002 Annual Report on Form 10-K). As of December 31, 2002, these plans were underfunded by $31.7 million as it relates to the associated accumulated pension benefit obligations. The Company currently expects to make additional pension contributions in 2003 and beyond in order to improve the funded status of these plans.

     The Company’s mills in Quimperle, France and in Brazil each have minimum annual commitments for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which together total approximately $3 million per year. The Company’s purchases for the mill in Quimperle were less than the minimum annual commitment level during 2002. This matter is discussed further under the caption “Solvay Matter” appearing in Note 6 to Unaudited Consolidated Financial Statements in Part I, Item 1 herein. The on-site calcium carbonate plant in Quimperle continues to operate and supply a portion of the Company’s calcium carbonate requirements in France, and the vendor continues to work to develop alternative solutions to address associated quality issues. The Company’s expected future purchases at the mill in Brazil are at levels that exceed such minimum level under that contract. The current calcium carbonate contracts expire in 2009 for the operations in France and in 2006 for the operations in Brazil.

     The Company’s ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, stockholder dividends, pension plan contributions, purchases of the Company’s common stock and working capital. Other than expenditures associated with capital projects, the Company had no material outstanding commitments as of June 30, 2003.

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

     In November 2002, the FASB issued FIN 45, which requires footnote disclosure of the guarantee or indemnification agreements a company issues. With certain exceptions, such agreements also require prospective recognition of an initial liability for the fair value, or market value, of the obligations assumed under that guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 effective with its 2002 Annual Report on Form 10-K and interim disclosure is included in this Quarterly Report on Form 10-Q (see Note 8). The recognition provisions of FIN 45 became effective for the Company beginning January 1, 2003 and will be applied by the Company to any new guarantees or modifications of prior existing guarantees. The adoption of this new accounting interpretation had no material effect on the Company’s financial statements.

Outlook

     Except for North America, the markets for the Company’s products are expected to remain relatively stable during 2003. Cigarette production in the United States continues to decline as a result of declines in domestic cigarette consumption and exports of cigarettes manufactured in the United States. Outside North America, trends of improvement are expected to continue in tobacco-related paper sales in several key markets. Incremental cigarette paper capacity is being added by the Company in its Brazilian operations. In addition to the new RTL production line being added at the Company’s Spay mill for start-up in the fourth quarter of 2003, the Company is also adding incremental cigarette paper production capacity in France on existing equipment to support anticipated market requirements.

     The Company did not have significant production or sale of banded or print banded cigarette papers during the first six months of 2003 as cigarette manufacturers have not yet finalized their plans for use of

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)

these products. The Company continues to work with its customers in their development of papers for reduced ignition propensity cigarettes. The comment period for the State of New York proposed fire safety standards ended in mid-April. The State of New York has been in the process of reviewing comments received and, on June 30, the State of New York filed a Notice of Continuation to delay action for up to six months. The actual implementation date of new cigarette fire safety standards in New York will be dependent upon how quickly they are issued. New standards are currently expected to be issued prior to the end of 2003. These standards will be implemented 180 days after they are issued. As a result, the Company currently expects that increased sales of reduced ignition propensity cigarette papers may occur in the second or third quarter of 2004, although there is still a high degree of uncertainty as to the timing and volume requirements the Company’s customers will have for such papers.

     The per ton cost of wood pulp increased during the first two quarters of 2003. Although the per ton cost of wood pulp is expected to decline in the third quarter of 2003 from the second quarter 2003 level, the per ton cost of wood pulp is expected to be remain above the comparable prior-year period levels throughout the remainder of 2003. The Company also expects its purchased energy costs to continue to be higher in the remainder of 2003 than in the comparable periods of 2002. Significant increases have also been experienced in the Company’s pension and insurance expenses.

     Despite these continuing cost pressures, the Company expects its financial results in the second half of 2003 to improve compared with the Company’s first half results. Selective price increases are being implemented in the third quarter and improved mill operations are expected. The work stoppages experienced in France during the second quarter are not expected to reoccur. Lower per ton wood pulp costs are expected in the third quarter compared with the second quarter. Although pre-operating and start-up costs will be incurred on the new RTL production line in France during the third and fourth quarters of 2003, these costs are expected to be more than offset by the profit contribution projected from additional production and sales volumes from the new production line during the fourth quarter.

     The Company expects its consolidated ongoing effective income tax rate to be approximately 30 to 32 percent beginning in the third quarter of 2003. The Company’s effective income tax rate in 2003 is expected to reflect the benefit of a change in the mix of earnings by tax jurisdiction and the effects of a new organizational structure in the Company’s foreign operations, potentially offset somewhat by the unfavorable effects of the Company’s U.S. domestic taxable income position.

     Including capital spending associated with both the RTL production expansion project at LTRI and the capital spending to implement the new tobacco papers manufacturing strategy, the Company expects its capital spending to total approximately $90 million for full-year 2003 and approximately $35 million in 2004.

     During 2002, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock during the period January 1, 2003 through December 31, 2004 in an amount not to exceed $20 million. Corporate 10b5-1 plans have been established so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. However, further common stock repurchases during the remainder of 2003 and in 2004 will be dependent upon various factors, including the stock price, strategic opportunities and cash availability. Furthermore, as a result of the new tax law that provides more favorable income tax treatment for U.S. corporate dividends received by individuals, the Company is currently reviewing its share repurchase and dividend strategies.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)

Forward-Looking Statements

     Certain matters discussed in this report, particularly in the foregoing discussion regarding the “Outlook” of the Company, constitute forward-looking statements, generally identified by, but not limited to, phrases such as “the Company expects” or “the Company anticipates”, as well as by use of words of similar effect, such as “appears”, “could”, “should”, “may” and “typically” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by that Act. This report contains many such forward-looking statements, including statements regarding management’s expectations of future selling prices for the Company’s products, future market prices for wood pulp used by the Company, expected sales volumes trends, new product introductions, mill operations, pension plan contributions, anticipated energy, pension, compensation, benefit and insurance costs, anticipated financial and operational results, anticipated capital spending, RTL production capacity, amount of internally generated funds, available bank credit facility borrowing capacity, anticipated effective income tax rate, anticipated tax and other governmental actions, foreign currency exchange impacts, contingencies, anticipated common stock share repurchases, stockholder dividends and other expected transactions of the Company. Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the results of the Company will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates. The above-mentioned important factors, among others, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual results for 2003 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. In addition to those mentioned above, certain factors that could cause the Company’s future results to differ materially from those expressed in any such forward-looking statements are discussed in the Company’s 2002 Annual Report on Form 10-K, Part II, Item 7, under the headings “Critical Accounting Policies and Estimates” and “Factors That May Affect Future Results.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s market risk exposure at June 30, 2003 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part II, Item 7 of the Company’s 2002 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. The Company’s Chairman of the Board and Chief Executive Officer and its Chief Financial Officer and Treasurer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on this evaluation, they have concluded that there have been no changes in the Company’s internal control during the period that have materially affected, or are reasonably likely to materially affect, the Company’s disclosure controls and procedures as described in Part III, Item 14(a) of the Company’s 2002 Annual Report on Form 10-K.

(b)  Changes in Internal Controls. There were no significant changes in the Company’s internal controls during the period covered by this quarterly report that could significantly affect internal controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies or material weaknesses.

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc.
Alpharetta, Georgia

We have reviewed the accompanying consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries as of June 30, 2003, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002, and the related statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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
July 28, 2003

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

     The Company’s description of legal proceedings in Part I, Item 3 of its 2002 Annual Report on Form 10-K and in Note 6 to the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q are incorporated herein by reference. As of June 30, 2003, no material change has occurred with respect to the matters discussed therein and there are no material new matters to report.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s Annual Meeting of Stockholders was held on Thursday, April 24, 2003, at which the following matter was submitted to a vote, as had been indicated in the Company’s proxy statement mailed on or about March 13, 2003:

     Three nominees, Mr. K.C. Caldabaugh, Mr. Jean-Pierre Le Hétêt and Mr. Richard D. Jackson were elected as Class II Directors to serve a three-year term expiring at the 2006 Annual Meeting of Stockholders. The results of the voting of stockholders were as follows:

	For	Withheld

Director: Mr. Caldabaugh	13,519,569	251,771
Director: Mr. Le Hétêt	13,512,586	258,754
Director: Mr. Jackson	13,524,914	246,426

     Other Directors continuing in office are (i) Mr. Wayne H. Deitrich, Mr. Leonard J. Kujawa and Mr. Larry B. Stillman, Class III Directors, whose terms will expire at the 2004 Annual Meeting of Stockholders, and (ii) Ms. Claire L. Arnold, Mr. Alan R. Batkin and Mr. Laurent G. Chambaz, Class I Directors, whose terms will expire at the 2005 Annual Meeting of Stockholders.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

3.2	By-Laws, as amended on and through April 24, 2003.

10.4	Outside Directors’ Stock Plan Amended and Restated as of April 24, 2003.

10.12.5	Amendment No. 2 to the Second Amended and Restated Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of April 28, 2003†.

15.	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

†	Exhibit has been redacted pursuant to a Confidentiality Request under Rule 24(b)-2 of the Securities Exchange Act of 1934.

*	These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

(b)  Reports on Form 8-K:

     On April 24, 2003, the Company filed a Current Report on Form 8-K dated April 24, 2003 which reported its first quarter 2003 earnings release on that same date. The registrant did not file any other reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ PAUL C. ROBERTS	By:	/s/ WAYNE L. GRUNEWALD

	Paul C. Roberts		Wayne L. Grunewald
	Chief Financial Officer and		Controller
	Treasurer		(principal accounting officer)
(duly authorized officer and
principal financial officer)

August 8, 2003		August 8, 2003

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended June 30, 2003

INDEX TO EXHIBITS

Exhibit
Number		Description

3.2	—	By-Laws, as amended on and through April 24, 2003.

10.4	—	Outside Directors’ Stock Plan Amended and Restated as of April 24, 2003.

10.12.5	—	Amendment No. 2 to the Second Amended and Restated Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of April 28, 2003†.

15.	—	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

†	Exhibit has been redacted pursuant to a Confidentiality Request under Rule 24(b)-2 of the Securities Exchange Act of 1934.

*	These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.