Form 10-K
period 2003-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2004-03-11
CIK 1000623

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        The aggregate market value of the registrant's voting stock held by non-affiliates of registrant on June 30, 2003 was approximately $356 million.

        As of February 29, 2004, 14,964,266 shares of the Corporation's common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding, and the aggregate market value of the common stock on such date (based on the closing price of these shares on the New York Stock Exchange) held by non-affiliates was approximately $499 million.

(Continued)

Documents Incorporated by Reference

        Schweitzer-Mauduit International, Inc.'s 2004 Proxy Statement, filed with the Commission dated March 18, 2004, contains certain of the information required in this Form 10-K, and portions of that document are incorporated by reference herein from the applicable sections thereof. The following chart identifies the sections of this Form 10-K which incorporate by reference portions of the Company's 2004 Proxy Statement. The Items of this Form 10-K, where applicable, specify which portions of such document are incorporated by reference. The portions of such document that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.

Document of Which Portions are Incorporated by Reference	Items of this Form 10-K in Which Incorporated
2004 Proxy Statement	Part III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

PART I

ITEM 1. BUSINESS

Background

        Schweitzer-Mauduit International, Inc. ("SWM"), headquartered in the United States of America ("United States" or "U.S."), was incorporated in Delaware on August 21, 1995 as a wholly-owned subsidiary of Kimberly-Clark Corporation ("Kimberly-Clark") in the tax-free spin-off of Kimberly-Clark's U.S., French and Canadian business operations that manufacture and sell tobacco-related papers and other specialty paper products. Pursuant to a distribution agreement dated October 23, 1995, Kimberly-Clark distributed to its stockholders all of the common stock of SWM on November 30, 1995. As a result of the spin-off, SWM became an independent public company, with its common stock listed on the New York Stock Exchange. As used herein, the "Company" means SWM, SWM and its several subsidiaries or, as determined by the context, one or more of its several subsidiaries.

        The Company's wholly-owned direct subsidiaries are Schweitzer-Mauduit Canada, Inc. ("SM-Canada") and Schweitzer-Mauduit Spain, S.L. ("SM-Spain"), a holding company organized under the Spanish holding company regime and the primary foreign investment holding company for SWM, and together SWM and SM-Canada wholly-own Schweitzer-Mauduit International China, Limited, a currently inactive holding company incorporated in Hong Kong. The Company indirectly through SM-Spain has subsidiaries in France and Brazil. SM-Spain owns directly 100 percent of Schweitzer-Mauduit Holding S.A.R.L., a French holding company ("SMH"), and together SM-Spain and SMH own 100 percent of two holding companies, Schweitzer-Mauduit Industries S.A.R.L., a French corporation ("SMI") which holds the Company's investment in its French reconstituted tobacco operations, and Schweitzer-Mauduit France S.A.R.L., a French corporation ("SMF") which holds the Company's French paper operations. SMI owns directly 72 percent of the issued and outstanding shares of LTR Industries S.A., a French corporation ("LTRI"). SMF, directly or indirectly, owns 100 percent of three principal French operating subsidiaries, Papeteries de Mauduit S.A.S. ("PdM"), Papeteries de Malaucène S.A.S. ("PdMal") and Papeteries de Saint-Girons S.A.S. ("PdStG"). SM-Spain also owns directly 99.99 percent of the issued and outstanding shares of Schweitzer-Mauduit do Brasil S.A., a Brazilian corporation ("SWM-B"). The Company did not have any unconsolidated subsidiaries, joint ventures or special purpose entities as of December 31, 2003.

        Financial information about foreign and domestic operations, contained under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" appearing in Part II, Item 7 herein and in Notes 6, 7 and 14 ("Debt", "Income Taxes" and "Business Segments and Geography," respectively,) to Consolidated Financial Statements contained in "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" appearing in Part II, Item 8 herein, are incorporated in this Item 1 by reference.

Description of the Business

        General.    Schweitzer-Mauduit International, Inc. is a diversified producer of premium specialty papers and the world's largest supplier of fine papers to the tobacco industry. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products, which comprised 93 percent, 93 percent and 91 percent of the Company's 2003, 2002 and 2001 consolidated net sales, respectively, include cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette ("Cigarette Papers"), reconstituted tobacco leaf ("RTL") for use as filler in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging. These products are sold directly to the major tobacco companies or their designated converters in North and South America, Western and Eastern Europe, Asia and elsewhere.

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

        Reconstituted tobacco is used by manufacturers of cigarettes, cigars and other tobacco products. The Company currently produces reconstituted tobacco in two forms: leaf or "RTL" in France, which is manufactured by LTRI, and wrapper and binder in the United States. RTL is used by manufacturers of cigarettes primarily as a filler that is blended with virgin tobacco as a design aid to achieve certain attributes of finished cigarettes, such as taste characteristics and reduced deliveries of tobacco-related smoke constituents, and to cost-effectively utilize tobacco leaf by-products. Wrapper and binder are reconstituted tobacco products used by manufacturers of machine-made cigars. Binder is used to hold the tobacco leaves in a cylindrical shape during the production process. Wrapper is used to cover the outside of the cigar, providing a uniform, finished appearance.

        The Company's non-tobacco industry products include lightweight printing and writing papers, coated papers for packaging and labeling applications, business forms, furniture laminates, battery separator paper, drinking straw wrap, filter papers and other specialized papers primarily for the North American, Western European and Brazilian markets. Like porous plug wrap, certain of these non-tobacco industry products use a furnish consisting of long fibers. These products are generally sold directly to converters and other end-users. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine utilization.

        Business Segments.    The Company is operated and managed based on the geographical location of its manufacturing operations: the United States, France and Brazil. As such, these geographical operations also represent the Company's business segments for reporting purposes. These business segments manufacture and sell cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette, reconstituted tobacco products and paper products used in cigarette packaging, as well as certain non-tobacco industry products. While the products are similar in each segment, they vary based on customer requirements and the manufacturing capabilities of each of the operations. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

        Markets and Customers.    The Company's U.S. business primarily supplies the major, and many of the smaller, cigarette manufacturers in North America, and also has significant sales in South America and Japan. The customer base for the U.S. operations consists of more than 150 customers in approximately 30 countries. The Company's French businesses rely predominantly on worldwide exports, primarily to Western Europe, Asia, Eastern Europe and the former Commonwealth of Independent States, and, in lesser but substantial amounts, to Africa, the Middle East and Australia. The customer base for the French operations consists of a diverse group of over 200 customers in more than 80 countries. The Company's Brazilian business primarily supplies customers in Brazil, but with increasing sales to other South American countries. The current customer base of the Brazilian operations consists of the cigarette manufacturers in Brazil, as well as approximately 20 customers in approximately five countries outside Brazil. Customers of all three business units include international tobacco companies, regional tobacco manufacturers and government monopolies.

        Philip Morris Incorporated ("Philip Morris"), including its subsidiaries, and B.A.T. Industries PLC ("BAT"), including its U.S. subsidiary Brown & Williamson Tobacco Corporation, its Brazilian subsidiary Souza Cruz S.A. ("Souza Cruz") and its other subsidiaries, are the Company's two largest customers. Philip Morris and BAT, together with their respective affiliates and designated converters, accounted for approximately 30 percent and 19 percent, respectively, of the Company's 2003 consolidated net sales. Although the loss of one or both of these large customers could have a material adverse effect on the Company's results of operations, this is not considered likely given the significant share that SWM's capacity represents of the total world-wide supply available to meet the demand for cigarette-related fine papers.

        Philip Morris Supply Agreement.    Since January 1, 1993, the Company's U.S. unit has been the single source of supply of Cigarette Papers to Philip Morris' U.S. operations. In December 2002, Philip Morris and the Company reached agreement to extend the Second Amended and Restated Supply Agreement for Fine Paper Supply ("Second Amended Supply Agreement"). This agreement extends the Company's position as the supplier of Cigarette Papers to Philip Morris' U.S. operations through December 31, 2006, except that Philip Morris has the continuing right to acquire up to ten percent of its prior-year purchases of Cigarette Papers from other suppliers, although to-date it has chosen not to do so. By its terms, the current extension to the Second Amended Supply Agreement automatically renews for two additional successive terms of two years each unless either party gives notice of non-renewal 24 months before the end of the then-current contract term. If a decision is made to terminate, the agreement provides for a two-year phase-out period during the last 24 months of the then-current contract term. Further, pursuant to an addendum to the Second Amended Supply Agreement, the Company has an exclusive supply arrangement with Philip Morris U.S.A. for a jointly developed banded cigarette paper that may make a cigarette less likely to ignite certain fabrics. The Company produces banded cigarette paper in sufficient quantities to support Philip Morris' commercial sales of cigarettes in the State of New York and limited commercial sales nationally. Philip Morris and the Company also have entered into a licensing and royalty agreement covering this new paper.

        Souza Cruz Supply Agreements.    On February 2, 1998, as part of the Company's agreement to purchase a Brazilian specialty paper manufacturer named Companhia Industrial de Papel Pirahy ("Pirahy"), the predecessor of the Company's Brazilian operations, SWM-B entered into two exclusive supply agreements with its former owner and its largest customer, Souza Cruz, to supply all of Souza Cruz's needs for papers which SWM-B is capable of producing. The supply agreements for tobacco-related papers and coated paper used in the packaging of cigarette products, as amended in February 2000, have initial terms of six years through February 1, 2004 and phase-out periods of 18 months and 12 months, respectively. In July 2002, the Company was advised by Souza Cruz that these exclusive supply agreements will not be renewed under their existing terms. Although this notification was necessary in order for the tobacco-related papers agreement to not automatically renew for an additional three-year term, the Company believes it is the expectation of both parties to maintain a mutually beneficial commercial relationship following the expiration of the current supply agreements. In December 2003, SWM-B and Souza Cruz agreed to an extension of SWM-B's exclusive supply of Souza Cruz's tobacco-related paper requirements through February 1, 2005 concurrent with the first twelve months of the phase-out period.

        Employee and Labor Relations.    As of December 31, 2003, the Company had 3,357 regular full-time active employees of whom 611 hourly employees and 274 salaried employees were located in the United States and Canada, 1,142 hourly employees and 685 salaried employees were located in France and 598 hourly employees and 47 salaried employees were located in Brazil.

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

        French Operations — Hourly employees at the Company's mills in Quimperlé, Malaucène, Saint- Girons and Spay, France are union represented. New collective bargaining agreements have been signed in 2004 in Malaucène and Spay expiring December 31, 2004 and February 28, 2005, respectively, and two of the three unions representing employees in Quimperlé have signed a new bargaining agreement expiring December 31, 2005. The current collective bargaining agreement in Saint-Girons is scheduled to expire April 30, 2004. Over the years, there have been intermittent work stoppages at the French operations lasting from a few hours to several days. The Company believes that, overall, employee relations are positive and comparable to similar French manufacturing operations.

        Brazilian Operations — Hourly employees at the Pirahy mill are represented by a union. The current annual collective bargaining agreement expires on May 31, 2004. The Company believes that, overall, employee relations are positive and comparable to similar Brazilian manufacturing operations.

        Raw Materials and Energy.    Wood pulp is the primary fiber used in the Company's operations. These operations consumed approximately 97,000 and 96,000 metric tons of wood pulp in 2003 and 2002, respectively, all of which was purchased. Company operations also use other cellulose fibers, the most significant of which are in the form of flax fiber and tobacco leaf by-products, as the primary raw materials for the Company's Cigarette Papers and reconstituted tobacco products, respectively. While tobacco leaf by-products are generally the property of the cigarette manufacturer for whom the reconstitution is contracted, the Company and LTRI purchase some tobacco leaf by-products for use in the production of RTL and wrapper and binder products. In addition to cellulose fibers, the Company's operations use calcium carbonate as another significant raw material in the production of many of its paper products. Calcium carbonate, or chalk, is used in the production of Cigarette Papers, as well as in certain of the Company's other paper products, to provide desired qualities and characteristics, such as opacity, as well as end-product performance attributes.

        Flax straw is purchased and subsequently processed into flax tow at processing facilities in Canada and France. The flax tow is then converted into flax pulp at pulping facilities in the United States and France. Flax tow and flax pulp are also purchased externally, but these purchases only represent approximately 35 percent of the flax pulp currently consumed by the Company's operations in the United States, France and Brazil. Certain specialty papers are manufactured by the Company's operations in France, requiring small amounts of other cellulose fibers, all of which are purchased.

        All of the Company's needs for calcium carbonate are purchased. The Company's Quimperlé mill in France and Pirahy mill in Brazil have third-party vendor-operated calcium carbonate plants on-site which supply significant quantities toward the needs of those mills. In addition, the Company's mills also purchase calcium carbonate produced by vendors at plants not on-site at the Company's mills.

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

        Cigarette Paper — Management believes that the Company has an estimated 70 to 75 percent share of the North American cigarette paper market. RFS Ecusta Inc. ("Ecusta"), a former subsidiary of Purico (IOM) Ltd., was the Company's sole domestic competitor in the sale of cigarette paper in North America until it ceased operations in the third quarter of 2002 and subsequently declared bankruptcy. With the deteriorating condition of Ecusta's business during 2002, the Company along with European suppliers, such as Wattens GmbH ("Wattens"), an Austrian subsidiary of Trierenberg Holding ("Trierenberg"), and Miquel y Costas & Miquel S.A., a Spanish corporation ("Miquel y Costas"), increased their shares of the North American market. Management believes that the bases of cigarette paper competition are security of supply, price, consistent quality, level of technical service and performance requirements of the customer's cigarette-making equipment.

        The Company has developed two technologies to address the potential market for cigarette paper for reduced ignition propensity cigarettes in the United States and Canada — banded cigarette paper and print banded cigarette paper. The Company is not aware of any commercially proven technology for competitive cigarette paper for reduced ignition propensity cigarettes developed by its competitors.

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

        In recent years, the number of cigarette paper manufacturers has declined worldwide. In addition to the bankruptcy of Ecusta in the United States, smaller cigarette paper manufacturers in the United Kingdom, Argentina, Mexico and Colombia have either ceased or significantly reduced their production of cigarette paper, reflecting the competitive nature of this product and efforts by the world's major cigarette manufacturers to consolidate their suppliers. This reduction of worldwide cigarette paper production capacity has been partially offset by cigarette paper production capacity added by SWM, Wattens and in China.

        Plug Wrap Paper — Management believes that the Company's U.S. business has an estimated 85 to 90 percent share of the North American market for plug wrap papers. The remainder of the North American market is shared by two competitors: Miquel y Costas and Wattens. The Company's French businesses hold an estimated 60 percent of the Western European high porosity plug wrap market. Wattens is the Company's principal competitor in that market. Through the Brazilian business' supply of conventional plug wrap papers and the U.S. business' supply of porous plug wrap papers, the Company has an estimated 70 percent share of the South American market for plug wrap papers. Miquel y Costas and Wattens are the Company's principal competitors in that market.

        Management believes that the primary basis of competition for high porosity plug wrap is technical capability with price being a less important consideration. On the other hand, conventional plug wrap entails less technical capability with the result that price and quality are the primary bases of competition.

        Tipping Paper — Management believes that the Company's U.S. business has an estimated 60 to 65 percent share of the North American market for base tipping paper which is subsequently printed by converters. Its principal competitor in this market is Tervakoski Oy, a Finnish subsidiary of Trierenberg. Sales of tipping paper by Ecusta, which was previously a major competitor of the Company in the tipping paper market, declined and eventually ceased during 2002 (see comment under "Cigarette Paper" above). Management believes that the bases for competition are consistent quality, price and, most importantly, the ability to meet the runnability and printability requirements of converting equipment and high-speed cigarette-making machines.

        PdMal, another of the Company's indirect wholly-owned French subsidiaries, operates a base paper and finished tipping paper mill in Malaucène, France, and ranks among the largest converted tipping paper producers in Western Europe, with an estimated 15 percent market share. PdMal produces printed and unprinted, and laser and electrostatically perforated tipping papers. PdStG and SWM-B also produce base tipping paper that is converted and sold by PdMal. PdMal's principal European competitors are Tann-Papier GmbH, an Austrian subsidiary of Trierenberg, Benkert GmbH (Germany) and Miquel y Costas. Management

believes that the bases of competition for perforated tipping paper in Europe are perforation technology, consistent quality and price.

        The Company's Brazilian business has an estimated 65 to 70 percent share of the South American market for base tipping paper which is subsequently printed by converters. The Company's principal competitor in Latin America is Miquel y Costas. Management believes that the bases of tipping paper competition for SWM-B are the same as for the Company's U.S. business.

        Reconstituted Tobacco — LTRI is the leading independent producer of RTL in the world. Management believes that the basis of competition in this market is primarily quality. However, sales volumes are influenced by worldwide virgin tobacco prices as lower prices of virgin tobacco may result in lower reconstituted tobacco sales volumes.

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

        Management estimates that approximately 50 percent of reconstituted cigar wrapper and binder used in the U.S. market is produced internally by domestic cigar manufacturers. The Company's Ancram mill and Nuway Tobacco, a cast process manufacturer, produce the balance.

        Other Products — As noted above, the Company and its subsidiaries produce papers for lightweight printing and writing, coated papers for packaging and labeling applications, business forms, furniture laminates, battery separator papers, wrapping paper for drinking straws, filter papers and other specialized papers. Management believes that price is the primary basis of competition for drinking straw wrap, printing and writing and filter papers, while consistent quality and customer service are believed to be the primary competitive factors for battery separator and business forms papers. The Company does not possess a significant market share in any of the above segments, except for battery separator papers, where it holds approximately 30 percent of the worldwide market. The Company continues, to the extent feasible, to convert its production of less profitable papers to more profitable niche applications.

        Research and Development; Patents and Trademarks.    The Company has research and laboratory facilities in Spay, France, Santanésia, Brazil and Alpharetta, Georgia and employs more than 55 research personnel. The Company is dedicated to developing Cigarette Papers, reconstituted tobacco and non-tobacco paper product innovations and improvements to meet the needs of individual customers. The development of new components for tobacco products and the development of new non-tobacco paper products are the primary focuses of these research and development functions, including several development projects for the Company's major customers. The Company expensed $8.3 million in 2003 and $7.6 million in both 2002 and 2001 on product research and development.

        The Company believes that its research and product development capabilities are unsurpassed in the industry and have played an important role in establishing the Company's reputation for high quality, superior products. The Company's commitment to research and development has enabled the Company, for example, to (i) produce high-performance papers designed to run on the high-speed manufacturing machines of its customers, (ii) produce papers to exacting specifications with very high uniformity, (iii) produce cigarette paper with extremely low basis weights, (iv) develop cigarette paper for reduced ignition propensity cigarettes, (v) produce highly porous cigarette and plug wrap papers, and (vi) produce papers with other specifically engineered properties required for end-product performance attributes. The Company believes it is in the forefront of the specialty paper manufacturing process, having invested heavily in modern technology, including on-line banding and off-line printing capabilities for reduced ignition propensity cigarette papers, laser technology and modern paper-slitting equipment. The Company believes that its commitment to research and development, coupled with its investment in new technology and equipment, has positioned the Company to take advantage of growth opportunities abroad where the demand for American-style premium cigarettes continues to increase.

        As of December 31, 2003, the Company and its subsidiaries collectively owned 138 patents and had pending 69 patent applications covering a variety of Cigarette Papers, RTL and cigar wrapper and binder products and processes in the United States, Western Europe and several other countries. The Company believes that such patents, together with its papermaking expertise and technical sales support, have been instrumental in establishing it as the leading worldwide supplier of Cigarette Papers, RTL and reconstituted wrapper and binder made by the papermaking process.

        Management believes that the Company's "POROWRAP®" trademark for highly porous plug wrap paper, the "PDM" logo and the "JOB PAPIER A CIGARETTES", "PAPETERIES DE MAUDUIT" and "SCHWEITZER" trade names also have been important contributors to the marketing of the Company's products.

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

        The French businesses do maintain records of order backlogs. For Cigarette Papers, the order backlog was approximately $54 million and $45 million on December 31, 2003 and 2002, respectively. This represented approximately 69 and 64 days of Cigarette Paper sales for the French businesses in 2003 and 2002, respectively. LTRI's RTL business operates under a number of annual supply agreements. The order backlog for RTL was approximately $106 million and $85 million on December 31, 2003 and 2002, respectively.

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

        Sales and Distribution.    Essentially all sales of tobacco-related products by the U.S., French and Brazilian businesses are sold by the Company's marketing, sales and customer service organizations directly to cigarette manufacturers or their designated converters, and to cigar manufacturers, except in China where sales are generally made to trading companies for resale to cigarette producers. Most of the Company's U.S. and French businesses' non-tobacco related products, which represent approximately five percent of each of their respective net sales, are sold on a direct basis. The Brazilian business' non-tobacco related products comprise approximately 25 percent of its net sales, substantially all of which are channeled through agents.

        Environmental Matters.    Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada are estimated to be approximately $2 to $3 million in 2004 and approximately $1 million in 2005, of which no material amount is the result of environmental fines or settlements. These expenditures are not expected to have a material adverse effect on the Company's financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in the Company's plans, changes in legal requirements or other factors.

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

        Information Available on the Company's Web Site.    The Company maintains an Internet Web site address at http://www.schweitzer-mauduit.com. The Web site provides background information about the Company, including information on the Company's history, products, locations and employment opportunities. The Company's periodic reports on Forms 3, 4 and 5, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as the annual report to stockholders and other information, are available free of charge on or through this Web site as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission. The Company's Code of Conduct, which applies to all U.S. employees and officers, including the Chief Executive Officer, Chief Financial Officer and Treasurer, and Controller (the principal executive officer, principal financial officer and principal accounting officer, respectively), the Company's corporate governance guidelines, and the Company's Board of Directors committee charters are also provided on the Company's Web site. Any amendment to or waivers of the Code of Conduct granted to any of the aforementioned officers will also be disclosed on the Company's Web site. The Company's Internet Web site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K. Copies of the Code of Conduct will be provided free of charge upon request made to the Company's Corporate Secretary.

ITEM 2. PROPERTIES

        As of December 31, 2003, the Company operated eight mills (which include four fiber pulping operations) in the United States, France and Brazil that produce tobacco-related and other specialty papers or reconstituted tobacco products. The Company has approximately 178,000 metric tons of annual paper production capacity and approximately 83,000 metric tons of annual reconstituted tobacco products production capacity. The Company also operates flax fiber processing operations in France and Canada. The Company or one of its subsidiaries owns each of these facilities and the associated operating equipment except for a flax tow storage facility in Killarney, Manitoba, which is leased.

        The Company and its subsidiaries maintain administrative and sales offices in Alpharetta, Georgia, in Quimperlé, Spay and Paris, France, in Hong Kong, China, in Santanésia and Rio de Janeiro, Brazil and in Madrid, Spain. The Company's world headquarters are also located in Alpharetta. All of these offices are leased except for the Quimperlé, Spay and Santanésia offices, which are owned by PdM, LTRI and SWM-B, respectively. The administrative and sales office in Paris, France is being closed during the first quarter of 2004.

        In February 2004, the Company completed the acquisition of a tobacco-related papers manufacturer located in Medan, Indonesia. This acquisition provides the Company with a manufacturing location on a fourth continent. The mill consists of one paper machine, having annual production capacity of approximately 3,200 metric tons, and associated finishing equipment which manufactures cigarette paper and conventional plug wrap for sale to cigarette manufacturers.

        Management believes that each of these facilities is well-maintained, suitable for conducting the Company's operations and business, and adequately insured.

        Machine operating schedules at all of the Company's locations are currently at or near capacity, except that the Company has more capacity than is currently being used for long fiber products in France, for RTL in France as the result of new RTL capacity added in 2003 and for all product lines in the United States. Capital projects are in process to increase capacity for cigarette paper in France and Brazil. During 2003, the Company sold 157,000 metric tons of paper products and 50,000 metric tons of reconstituted tobacco products.

        In addition to the operating equipment listed on the following page, the Company's Brazilian subsidiary has a paper machine which was taken out of service in 2001 and was fully written off. There are no plans to operate this equipment in the future.

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

        The following are locations of the Company's principal facilities and operating equipment as of December 31, 2003, which are owned by the Company except as noted otherwise:

Production Locations	Equipment	Products
Lee Mills (four mill sites)	4 Paper Machines	Base Tipping and Specialty Papers, Plug Wrap
Lee, Massachusetts	Pulping Equipment	Paper and Straw Wrap Paper
Spotswood Mill	6 Paper Machines	Cigarette Paper and Straw Wrap Paper
Spotswood, New Jersey	Pulping Equipment
Ancram Mill	1 Paper Machine	Reconstituted Tobacco Wrapper and Binder and
Ancram, New York	1 Reconstituted Tobacco Wrapper and Binder Machine	Porous Plug Wrap Paper
Fiber Operations	1 Movable Fiber Mill	Flax Fiber Processing
Manitoba, Canada	1 Permanent Fiber Mill
Papeteries de Mauduit Mill	11 Paper Machines	Cigarette Paper, Plug Wrap Paper and
Quimperlé, France	Pulping Equipment	Long Fiber Specialties
Papeteries de Malaucène Mill	1 Paper Machine	Tipping and Specialty Papers
Malaucène, France	4 Printing Presses
11 Laser Perforating Lines
3 Electrostatic Perforating Lines
Papeteries de Saint-Girons Mill	3 Paper Machines	Cigarette Paper, Plug Wrap Paper, Base Tipping
Saint-Girons, France	Pulping Equipment	and Specialty Papers and Flax Pulp
1 Electrostatic Perforating Line
LTR Industries Mill Spay, France	3 Reconstituted Tobacco Leaf Machines	Reconstituted Tobacco Leaf, Flax Fiber Processing and Research & Development
1 Fiber Mill
Pirahy Mill	3 Paper Machines	Cigarette Paper, Plug Wrap Paper, Base Tipping,
Santanésia, Brazil	1 Coating Machine	Specialty and Coated Papers
Administrative Locations	Office Space	Function
Alpharetta, Georgia	Leased Office Space	Company World Headquarters, Research & Development, and Administrative and Sales — U.S. Business
Madrid, Spain	Leased Office Space	Administrative Office for International Investments
Quimperlé, France	Owned Office Space	Administrative Office for French Businesses
Spay, France	Owned Office Space	Administrative and Sales Offices for French Businesses
Paris, France	Leased Office Space	Administrative and Sales Offices for French Businesses
Hong Kong, China	Leased Office Space	Sales Office for French Businesses
Santanésia, Brazil	Owned Office Space	Administrative Offices for Brazilian Business and Research & Development
Rio de Janeiro, Brazil	Leased Office Space	Sales Office for Brazilian Business

ITEM 3. LEGAL PROCEEDINGS

        The following is a brief description of potentially material legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their properties is subject:

Litigation

  ICMS Matter

        On December 27, 2000, SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro, Brazil concerning Imposto sobre Circulação de Mercadorias e Serviços ("ICMS"), a form of value-added tax, consisting of unpaid ICMS taxes from January 1995 through November 2000, together with interest and penalties in the total amount of approximately $13.6 million, based on the foreign currency exchange rate at December 31, 2000 (collectively, the "Assessment"). The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. One of the two assessments, estimated at December 31, 2000 at approximately $9.1 million, related in part to tax periods that predated the Company's acquisition of Pirahy and is covered in part by an indemnification from the sellers of Pirahy ("Assessment 1"). The second assessment pertains exclusively to periods that SWM-B owned the Pirahy mill ("Assessment 2"). While SWM-B is primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owner under the indemnification.

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

        Administrative appeals were filed on the Assessment, and in April 2001 and August 2001 decisions were rendered on these administrative appeals. The State of Rio de Janeiro tax authorities denied the appeal of Assessment 2 in its entirety and reduced the original amount of Assessment 1 by approximately $1.6 million based on SWM-B's argument that Assessment 1 in part covered periods barred by the applicable statute of limitations. Following these decisions at the administrative level, judicial actions captioned Schweitzer-Mauduit do Brasil S.A. vs State of Rio de Janeiro were filed in the Judiciary Branch of the 11th Public Treasury Court of the State of Rio de Janeiro to annul the tax and to enjoin enforcement pending final adjudication of the Assessment. The courts issued injunctions, which were upheld on appeal, against enforcement of the Assessment without the requirement for any bond or posting of other collateral by SWM-B, pending final determination of SWM-B's action to annul the tax debts. In August and November 2003, the court hearing the challenges in the State of Rio de Janeiro ruled in SWM-B's favor in its suits to vacate Assessment 2 and Assessment 1, respectively, affirming the bases of SWM-B's legal challenges of the Assessment, and ruled that the government should pay the Company's legal and court fees in the cases. While the favorable decisions by the court with respect to the Assessment provide further support for SWM-B's positions, these decisions will be automatically appealed, as provided for under Brazilian legislation for cases involving an adverse financial outcome for the government in lower courts. SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, the final resolution of this matter may still entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years. Based on the foreign currency exchange rate at December 31, 2003, the Assessment, as reduced in August 2001, totaled approximately $11.6 million as of December 31, 2003, of which approximately $5.2 million is covered by the above-discussed indemnification. No liability has been recorded in the Company's consolidated financial statements for the Assessment based on the Company's evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

        In February 2004, SWM-B filed suit against the State of Rio de Janeiro to recover ICMS credits previously reversed in 2000 following receipt of the Assessment. After the Assessment was filed against the Company, SWM-B changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of having received the August and November 2003 favorable lower court rulings to the above Assessment 2 and Assessment 1, respectively, SWM-B has petitioned the court for permission to offset overpaid ICMS taxes against current tax liabilities. SWM-B believes it has a reasonable chance of success in this case. The amount of the claim totals approximately $1.3 million, based on the foreign currency exchange rate at December 31, 2003. As of December 31, 2003, no asset has been recorded for this potential recovery.

  Solvay Matter

        During 1998, PdM, a wholly-owned indirect French subsidiary of the Company, entered into an agreement with one of its vendors, Solvay Specialties France S.A. ("Solvay"), in connection with PdM's purchases of calcium carbonate. Solvay agreed to construct and operate an on-site plant at the Quimperlé, France mill at a capital cost of approximately 40 million French franc ($7.7 million at the December 31, 2003 exchange rate). If PdM buys less than the minimum purchase commitments under the agreement, for reasons not permitted under the agreement, Solvay can terminate the contract and require PdM to pay Solvay the then net book value of the building and equipment, determined using a straight-line method of depreciation over the life of the agreement, which amount was approximately $4.6 million at December 31, 2003, as well as costs to dismantle the mill and severance pay for the employees, together estimated at approximately $0.4 million. During the first six months of 2002, PdM determined that the slurry-form calcium carbonate produced by the on-site plant was causing variations in some of its products. The agreement provides generally that use of the slurry-form calcium carbonate will not have a notable effect on PdM's products compared to their production using the dry-form of calcium carbonate provided by Solvay. Because of the product variations it was detecting and in order to comply with customers' specifications for its products, PdM reduced its consumption of slurry-form calcium carbonate and subsequently purchased less than the minimum annual purchase commitment of slurry-form calcium carbonate produced by the on-site plant during 2002, substituting dry-form calcium carbonate from Solvay in its place. The on-site plant continues to operate and supply a portion of PdM's calcium carbonate requirements. The quality problems with the slurry-form calcium carbonate continued in the latter half of 2002 and in 2003, but PdM undertook efforts to mitigate the issues associated with use of the slurry, which allowed it to increase its consumption of the slurry such that the minimum annual commitment of slurry-form calcium carbonate was purchased by PdM in 2003. Since the amount of slurry-form calcium carbonate purchased from Solvay prior to 2003 had been less than the original amount contemplated, Solvay has requested payment corresponding to a reduction in the contractual quantity discounts that had been provided to PdM in 2002 and prior years, to which PdM disagrees. Additionally, PdM has continued to apply the contractual quantity discounts against subsequent invoices, to which Solvay disagrees.

        On November 22, 2002, PdM received service of process concerning an action filed by Solvay in the Tribunal de Commerce court sitting in Paris, France. The principal parties to this action are Solvay and PdM. The action petitions the court to appoint an expert for the purpose of determining the rights and obligations under the contract concerning the satellite precipitated calcium carbonate plant installed at the PdM mill by Solvay, which had not, according to PdM, produced product in accordance with the contract terms. The action, the factual basis of which is described above, asks the court to adjudicate the price level that should apply under the contract to deliveries of product from the satellite plant and from other Solvay production facilities. The dispute over the applicable price arises due to contractual price provisions that are based upon levels of consumption of product from the satellite plant that PdM contends it could not consume due to the plant's inability to deliver product of a quality contemplated by the contract. PdM has good and meritorious defenses to Solvay's claims and, based on the Company's current understanding of the facts and law and the expected outcome if fully litigated, this matter is not expected to have a material adverse effect on the Company's operations or financial results. The Company believes that the matter will be resolved short of a full and final adjudication by the court, and PdM has established an accounting reserve in an amount it considers reasonable to achieve a settlement that would be less than the estimated cost and associated uncertainty inherent in fully litigating the matter.

  Indemnification Matter

        In connection with the Company's spin-off from Kimberly-Clark and pursuant to the resulting Transfer, Contribution and Assumption Agreement and the related Distribution Agreement between Kimberly-Clark and the Company dated October 23, 1995, the Company undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to the Company that were not identified as excluded liabilities in the above-mentioned agreements. To date, no claims which the Company deems material to its financial condition or results of operations have been tendered to the Company under this indemnification that have not been previously disclosed. As of the date of these financial statements, there are no claims pending under this indemnification that the Company deems to be material.

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

        The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada. For these purposes, the Company incurred total capital expenditures of $5.8 million in 2003, and anticipates that it will incur approximately $2 to $3 million in 2004 and approximately $1 million in 2005, of which no material amount is the result of environmental fines or settlements. The major projects included in these amounts are wastewater treatment facility upgrade projects in conjunction with capacity expansions, one each in France and the United States with spending of approximately $3 million for each during these periods. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The names and ages of the executive officers of the Company as of March 4, 2004, together with certain biographical information, are as follows:

Name	Position
Wayne H. Deitrich	Chief Executive Officer
Jean-Pierre Le Hétêt	Chief Operating Officer
Thierry E. Bellanger	President — French Operations
Peter J. Thompson	President — U.S. Operations
Otto R. Herbst	President — Brazilian Operations
Paul C. Roberts	Chief Financial Officer and Treasurer
John W. Rumely, Jr.	General Counsel and Secretary
Wayne L. Grunewald	Controller

        Wayne H. Deitrich, 60, has served as Chief Executive Officer of the Company since August 1995 and was elected Chairman of the Board of Directors immediately after the spin-off on November 30, 1995, and has served continuously in that capacity since that date. From June 1995 through August 1995, Mr. Deitrich served as President — Specialty Products Sector of Kimberly-Clark. From 1993 through May 1995, Mr. Deitrich was the President — Paper and Specialty Products Sector of Kimberly-Clark, and from 1992 to 1993, he was President — Paper Sector of Kimberly-Clark. From 1988 through 1992, Mr. Deitrich served as the President of Neenah Paper, a business unit of Kimberly-Clark.

        Jean-Pierre Le Hétêt, 60, has served as Chief Operating Officer of the Company since April 1998 in addition to having served as President — French Operations of the Company from August 1995 through October 2002. Mr. Le Hétêt was elected to the Board of Directors immediately after the spin-off on November 30, 1995, and has served continuously since that date. From 1991 through August 1995, Mr. Le Hétêt was the President of Specialty Products, France, a business unit of Kimberly-Clark. Prior to that time, Mr. Le Hétêt served as General Manager of Specialty Products, France.

        Thierry E. Bellanger, 51, has served as President — French Operations of the Company since November 2002. From July 1999 through October 2002, Mr. Bellanger was Director of Operations for the Company's Paper Sector in France. From March 1997 through June 1999, he served as Director of Operations for the Company's Tobacco Sector in France. Prior to March 1997, Mr. Bellanger served in various positions at PdM and LTRI.

        Peter J. Thompson, 41, has served as President — U.S. Operations of the Company since November 1998. From April 1998 through November 1998, Mr. Thompson was Director — Sales and Marketing for the U.S. Operations of the Company. Mr. Thompson joined the Company in January 1997 as a Marketing Manager in the U.S. Operations. Prior to joining the Company, he was employed by Tape, Inc. from May 1995 through January 1997, where he held several senior management positions in marketing, sales and finance. Mr. Thompson was employed by Kimberly-Clark from June 1984 through May 1995 in a variety of financial positions.

        Otto R. Herbst, 44, has served as President — Brazilian Operations of the Company since April 1999. Prior to April 1999, he served as General Manager for New Business and Services from 1997 through March 1999 for Interprint, a manufacturer of security documents, telephone cards and business forms. From 1990 through 1997, Mr. Herbst served as Director of Agaprint, a manufacturer of packaging materials, business forms, commercial printing papers, personalized documents and envelopes.

        Paul C. Roberts, 55, has served as Chief Financial Officer and Treasurer of the Company since August 1995. From June 1995 through August 1995, he served as Chief Financial Officer — Specialty Products Sector of Kimberly-Clark. From January 1995 through May 1995, he was Director — Corporate Strategic Analysis of Kimberly-Clark, and from 1988 through 1994, Mr. Roberts was Director — Operations Analysis and Control, Pulp and Paper Sector of Kimberly-Clark.

        John W. Rumely, Jr., 50, has served as General Counsel and Secretary of the Company since January 2000. From March 1998 through December 1999, he served as Associate General Counsel of the Company. From May 1989 through February 1998, Mr. Rumely was Assistant General Counsel of Alumax Inc., an international integrated producer of aluminum products that was subsequently acquired by Alcoa Inc.

        Wayne L. Grunewald, 52, has served as Controller of the Company since August 1995. From July 1995 through August 1995, he served as Controller — Specialty Products Sector of Kimberly-Clark. From December 1989 through June 1995, he was Controller — U.S. Pulp and Newsprint, a business unit of Kimberly-Clark.

        There are no family relationships, as defined, between any of the above executive officers. No officer of the Company was selected pursuant to any arrangement or understanding between the officer and any person other than the Company. All executive officers are elected annually by the Company's Board of Directors.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

        Since its spin-off from Kimberly-Clark on November 30, 1995, the Company's common stock has been listed on the New York Stock Exchange under the trading symbol "SWM".

Approximate Number of Holders of Common Stock

        As of March 4, 2004, there were 4,664 stockholders of record of the Company's common stock. This number does not include shares held in "nominee" or "street" name.

Stock Price and Dividend Information

        The following table sets forth the high, low and closing sales price of the Company's common stock on the New York Stock Exchange — Composite Transactions reporting system during each of the respective periods of the years ended December 31, 2003 and 2002:

	2003			2002
Fiscal Periods
	High	Low	Close	High	Low	Close
First Quarter	$25.76	$22.07	$22.50	$25.30	$21.72	$24.85
Second Quarter	25.10	20.96	24.14	29.85	23.85	24.60
Third Quarter	26.75	23.26	25.25	25.50	19.95	21.35
Fourth Quarter	30.55	25.05	29.78	27.00	21.03	24.50
Full Year	$30.55	$20.96	$29.78	$29.85	$19.95	$24.50

        The Company has declared and paid annual cash dividends of $0.60 per share of the Company's common stock during each of the last three fiscal years. The Company has declared and paid quarterly dividends of $0.15 per share since the second quarter of 1996. Management currently expects to continue this level of quarterly dividend. The Company has credit agreement covenants that require the Company to maintain certain financial ratios, as disclosed in Note 6 to the Consolidated Financial Statements, none of which under normal business conditions materially limit the Company's ability to pay such dividends, and the Company does not currently anticipate any change in business conditions of a nature that would cause future restrictions on dividend payments as a result of its need to maintain these financial ratios.

Equity Compensation Plan Information

        The following table provides information, as of December 31, 2003, with respect to the shares of the Company's common stock that may be issued under the Company's existing equity compensation plans:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in the first column)
Equity Compensation Plans approved by stockholders:
Equity Participation Plan (1)	1,585,639	$19.99	424,960

Total approved by stockholders			424,960

Equity Compensation Plans not approved by stockholders:
Outside Directors Stock Plan (2)	N/A	N/A	103,901
Restricted Stock Plan (3)	N/A	N/A	922,000

Total not approved by stockholders			1,025,901

Grand Total	N/A	N/A	1,450,861

N/A — Not applicable.

(1)
The Equity Participation Plan is described in Note 9 of the Notes to Consolidated Financial Statements appearing in Part II, Item 8 herein.

(2)
The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to the Company's outside Directors for payment of their retainer fees quarterly in advance. Directors retainer fees are $6,750 quarterly effective January 1, 2004 (previously $5,500 quarterly), which are payable in the Company's common stock. The number of shares issued each quarter is determined based on the then fair value of the shares, which is determined in accordance with the plan as the average of the high and low price of the Company's common stock on the last business day preceding the date of issuance. Certain Directors have elected to defer receipt of quarterly retainer fees under the terms of the Company's Deferred Compensation Plan for Non-Employee Directors, resulting in an accumulation of stock unit credits. The Director has the option, upon retirement or earlier termination from the Board of Directors, to have these stock unit credits distributed in the form of the Company's common stock or in the form of cash. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as common stock, although declared dividends create additional stock unit credits. As of December 31, 2003, deferred retainer fees have resulted in 15,880 accumulated stock unit credits, excluding credited dividends (16,816 accumulated stock unit credits including credited dividends).

(3)
The Restricted Stock Plan is described in Note 9 of the Notes to Consolidated Financial Statements appearing in Part II, Item 8 herein. Shares awarded under the terms of this plan are both subject to forfeiture and cannot be sold or otherwise transferred until fully vested or such restrictions are otherwise lifted. Such shares are deemed by the Company to be issued and outstanding and are subject to all other financial interests, including dividends declared by the Company. As of December 31, 2003, 78,000 shares issued under this plan remained restricted.

Repurchases of Equity Securities

        The Company did not repurchase any shares of its Common Stock during the fourth quarter of 2003. The following table indicates the remaining amount of share repurchases currently authorized by the Company's Board of Directors:

Total Number of Shares Repurchased As Part of Publicly Announced Programs
Maximum Amount Of Shares that May Yet be Repurchased Under the Program
	Total Number Of Shares Repurchased	Average Price Paid Per Share		($ in millions)
			(# Shares)		($ in millions)
October	—	—	—	—
November	—	—	—	—
December	—	—	—	—
Fourth Quarter	—	—	—	—
Full Year 2003	221,691	$22.92	221,691	$5.1	$14.9*

*  As announced in the Company's press release dated January 30, 2003, the Company's Board of Directors authorized the repurchase of shares of the Company's Common Stock during the period January 1, 2003 through December 31, 2004 in an amount not to exceed $20 million. Corporate 10b5-1 plans have been used by the Company so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. However, further common stock repurchases during 2004 will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Company Web Site and Quarterly Earnings Release Dates

        The Company's Web site address is http://www.schweitzer-mauduit.com. The Web site provides background information about the Company, including information on the Company's history, products, locations and employment opportunities. The Web site also allows access to the Company's Securities and Exchange Commission filings, historical financial information, press releases and quarterly earnings conference calls, the Company's Code of Conduct, corporate governance guidelines, Board of Directors committee charters, as well as disclosure of any amendment to or waivers of the Company's Code of Conduct granted to any of the principal executive officer, principal financial officer or principal accounting officer. Quarterly earnings press releases are posted immediately to the Company's Web site, making them available to the Company's stockholders and other interested parties.

        The Company's quarterly earnings conference calls are typically held on the same dates as the Company's quarterly earnings releases and are likewise available through the Company's Web site via a webcast. The tentative dates for the Company's quarterly earnings conference calls related to 2004 financial results are April 29, 2004, July 29, 2004, October 28, 2004 and January 27, 2005. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through the Company's Web site.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data are qualified in their entirety by reference to, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Annual Report. Data for 2002 and prior years reflect restated financial information as a result of the Company's U.S. business segment's change in inventory accounting method during 2003 for financial reporting purposes from Last-In, First-Out to First-In, First-Out. See Note 3 of the Notes to Consolidated Financial Statements for more information concerning this change in accounting method.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(U.S. $ in millions, except per share amounts)
Income Statement Data:
Net Sales	$566.9	$501.4	$499.5	$496.8	$504.4
Gross Profit	108.9	105.3	98.1	93.2	109.5
Operating Profit (1)	53.9	56.2	46.7	51.0	63.7
Net Income (1)	34.5	33.0	24.1	28.6	30.8
Net Income Per Share:
Basic (1)	$2.34	$2.22	$1.63	$1.88	$1.95
Diluted (1)	$2.28	$2.17	$1.61	$1.87	$1.95
Cash Dividends Declared and Paid Per Share	$.60	$.60	$.60	$.60	$.60
Cash Flow and Balance Sheet Data:
Capital Spending (2)(3)	$92.0	$30.3	$73.8	$29.4	$26.3
Depreciation and amortization	30.7	26.6	22.8	22.1	22.2
Cash Provided By Operations (4)	64.8	63.9	106.8	71.7	60.7
Total Assets	635.9	495.0	503.3	447.7	441.3
Long-Term Debt	66.2	37.4	56.4	97.7	100.9
Stockholders' Equity	250.2	201.3	182.9	183.7	187.2

(1)
2001 operating profit included a $5.1 million pre-tax restructuring charge related to the Company's Brazilian business exiting the Brazilian market for printing and writing uncoated papers and the resulting shutdown of one of its paper machines. This restructuring charge reduced net income by $3.4 million, or $.23 per share.

(2)
Capital spending for 2002, 2001 and 2000 included $0.4 million, $50.1 million and $12.7 million, respectively, for the banded cigarette paper capital project at the Company's Spotswood mill.

(3)
Capital spending for 2003 and 2002 included $63.0 million and $8.9 million, respectively, for the new reconstituted tobacco leaf production line at the Company's mill in Spay, France.

(4)
Cash provided by operations included advance payments from customers for future product sales amounting to $50.6 million in 2001 and $8.0 million in 2000.

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

        The Company's principal products include cigarette, tipping and plug wrap papers used to wrap various parts of a cigarette, reconstituted tobacco leaf for use as filler in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging. The Company's non-tobacco industry products comprised 7 to 9 percent of the Company's consolidated net sales in the periods presented. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine utilization.

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

        Data for 2002 and prior years reflect restated financial information as a result of the Company's U.S. business segment's change in inventory accounting method during 2003 for financial reporting purposes from Last-In, First-Out ("LIFO") to First-In, First-Out ("FIFO"). See Note 3 of the Notes to Consolidated Financial Statements for more information concerning this change in accounting method.

        Management believes that the following commentary and tables appropriately discuss and analyze the comparative results of operations and the financial condition of the Company for the periods covered. This section should be read in conjunction with the Company's Consolidated Financial Statements included herein.

Results of Operations

  2003 Compared with 2002

By Segment for the Years Ended December 31, 2003 and 2002
(U.S. $ in millions)

				% of Consolidated
Net Sales			% Change vs. 2002
	2003	2002		2003	2002
United States	$183.1	$172.5	+6.1%	32.3%	34.4%
France	352.9	292.1	+20.8	62.3	58.3
Brazil	44.9	44.2	+1.6	7.9	8.8
Eliminations	(14.0)	(7.4)		(2.5)	(1.5)

Consolidated	$566.9	$501.4	+13.1%	100.0%	100.0%

							% Return on Sales
					% of Consolidated
Operating Profit			% Change vs. 2002
	2003	2002			2003	2002	2003	2002
United States	$2.0	$(0.5)	N.M.	%	3.7%	(0.9)%	1.1%	(0.3)%
France	53.6	53.4	+0.4		99.4	95.0	15.2	18.3
Brazil	5.2	10.1	–48.5		9.7	18.0	11.6	22.9
Unallocated/Eliminations	(6.9)	(6.8)			(12.8)	(12.1)

Consolidated	$53.9	$56.2	–4.1%		100.0%	100.0%	9.5%	11.2%

N.M. — Not Meaningful

  Net Sales

        Net sales increased by $65.5 million in 2003 compared with the prior year as a result of favorable changes in currency exchange rates, the effects of increased sales volumes and higher average selling prices. Currency exchange rate changes favorably impacted the net sales comparison by $43.1 million, as a result of a strengthened euro versus the U.S. dollar, partially offset by a weaker Brazilian real versus the U.S. dollar. Worldwide sales volumes increased in total by three percent, resulting in a favorable $13.0 million impact on the net sales comparison. Sales volumes in the United States increased by five percent, with increases in sales of both tobacco-related papers and commercial and industrial papers. Sales volumes in France increased by three percent, with increased sales volumes in most major grades of tobacco-related papers as well as reconstituted tobacco leaf products. Sales volumes of the Brazilian business were approximately at the 2002 level, with declines in all major grades of tobacco-related papers, mostly offset by increased sales of commercial and industrial papers. Higher average selling prices in all three business segments favorably impacted the net sales comparison by $9.4 million.

  Operating Profit

        Operating profit decreased by $2.3 million in 2003 compared with the prior year. Operating profit in 2003 was unfavorably affected by increased wood pulp, purchased energy, labor and nonmanufacturing expenses. In addition, pre-operating and start-up costs totaling $2.3 million were incurred in France related to the new reconstituted tobacco leaf production line, and $0.7 million in costs were incurred in the United States related to the removal of underground storage tanks. These unfavorable factors were partially offset by the impacts of increased sales and production volumes, higher average selling prices and the absence of approximately $3 million in strike-related costs incurred at the Company's Spotswood, New Jersey mill in 2002. Higher per ton wood pulp and purchased energy costs in all three business segments unfavorably impacted operating expenses by $5.8 million and $3.3 million, respectively. Total nonmanufacturing expenses were higher in 2003 compared with the prior year by $5.9 million, with higher expenses experienced in both France and Brazil as a result of changes in currency exchange rates and higher compensation and benefit expenses.

        Operating profit in Brazil declined by $4.9 million primarily as a result of higher wood pulp, purchased energy, materials and nonmanufacturing expenses and unfavorable currency impacts. These unfavorable factors were partially offset by the effects of higher average selling prices.

        Operating profit for the French businesses increased by $0.2 million as a result of increased production and sales volumes and higher average selling prices, mostly offset by higher wood pulp, purchased energy, labor and nonmanufacturing expenses and the pre-operating and start-up costs incurred in 2003 related to the new reconstituted tobacco leaf production line.

        Operating profit in the United States increased by $2.5 million as a result of increased production and sales volumes, higher average selling prices and the absence of the strike-related costs incurred in 2002. These favorable factors were partially offset by the effects of higher wood pulp, purchased energy, materials and labor costs, as well as the costs incurred in 2003 related to the removal of underground storage tanks.

Results of Operations

  2002 Compared with 2001

By Segment for the Years Ended December 31, 2002 and 2001
(U.S. $ in millions)

				% of Consolidated
Net Sales			% Change vs. 2001
	2002	2001		2002	2001
United States	$172.5	$172.0	+0.3%	34.4%	34.4%
France	292.1	280.1	+4.3	58.3	56.1
Brazil	44.2	53.4	–17.2	8.8	10.7
Eliminations	(7.4)	(6.0)		(1.5)	(1.2)

Consolidated	$501.4	$499.5	+0.4%	100.0%	100.0%

							% Return on Sales
					% of Consolidated
Operating Profit			% Change vs. 2001
	2002	2001			2002	2001	2002	2001
United States	$(0.5)	$1.2	N.M.	%	(0.9)%	2.6%	(0.3)%	0.7%
France	53.4	50.1	+6.6		95.0	107.3	18.3	17.9
Brazil	10.1	1.8	N.M.		18.0	3.8	22.9	3.4
Unallocated/Eliminations	(6.8)	(6.4)			(12.1)	(13.7)

Consolidated	$56.2	$46.7	+20.3%		100.0%	100.0%	11.2%	9.3%

N.M. — Not Meaningful

  Net Sales

        Net sales increased by $1.9 million in 2002 compared with the prior year as a result of favorable changes in currency exchange rates, partially offset by the effects of lower average selling prices and lower sales volumes. Currency exchange rate changes favorably impacted the net sales comparison by $6.7 million, primarily related to the strengthened euro versus the U.S. dollar. Lower average selling prices unfavorably impacted the net sales comparison by $3.8 million. Worldwide sales volumes decreased in total by four percent, resulting in an unfavorable $1.0 million impact on the net sales comparison. Sales volumes of the French businesses increased by two percent, while sales volumes of the U.S. business unit decreased by four percent and sales volumes of the Brazilian business decreased by 22 percent. The decline in Brazilian sales volumes was related to reduced sales of printing and writing papers as a result of exiting that market in Brazil during mid-2001 (see "Brazilian Restructuring" below). Excluding the impact of exiting the Brazilian printing and writing uncoated papers business, the Company's total sales volumes increased by one percent in 2002 compared with 2001, and sales volumes of the Brazilian business increased by six percent.

  Operating Profit

        Operating profit increased by $9.5 million in 2002 compared with the prior year. Operating profit in 2002 was unfavorably affected by approximately $3 million related to a strike at the Company's Spotswood, New Jersey mill. The results of 2001 included a $5.1 million pre-tax restructuring charge recorded by the Company's Brazilian business (see "Brazilian Restructuring" below). Excluding the impacts of the current-year Spotswood strike and the prior-year restructuring charge, operating profit improved by approximately $7.4 million. Operating profit in 2002 benefited from changes in sales volumes, lower per ton wood pulp and purchased energy costs and favorable effects of exchange rate changes in Brazil. Lower per ton wood pulp costs in all three business segments favorably impacted operating expenses by $7.5 million, although this benefit was partially offset by certain contractual selling price reductions related to the decline in per ton wood pulp costs. The effects of lower purchased energy costs in the U.S. and French business segments were partially offset by higher purchased energy costs in Brazil. In total, net lower purchased energy costs favorably impacted operating profit by $1.7 million. These favorable factors were partially offset by inflationary cost increases, higher nonmanufacturing expenses, strike-related costs and unplanned downtime at the Company's U.S. mills in the latter part of the fourth quarter of 2002 as a result of reduced orders from North American customers in response to their market and inventory positions.

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

        Operating profit in the United States declined by $1.7 million primarily as a result of the approximately $3 million of strike-related costs, the unplanned downtime late in 2002 and higher nonmanufacturing expenses. These unfavorable factors were partially offset by the effects of lower per ton wood pulp and purchased energy costs.

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

Results of Operations

  Supplemental Information

        The following table summarizes the amount and percent of change by component in the Company's net sales for the year ended December 31, 2003 compared with 2002 and for the year ended December 31, 2002 compared with 2001, as discussed above (US$ in millions):

	2003 versus 2002		2002 versus 2001
	Amount	Percent	Amount	Percent
Changes in sales volumes (internal growth)	$13.0	2.6%	$(1.0)	(0.2)%
Changes in selling price and product mix	9.4	1.9	(3.8)	(0.7)
Changes in currency exchange rates	43.1	8.6	6.7	1.3

Total Net Change	$65.5	13.1%	$1.9	0.4%

        Following is a summary of the Company's consolidated operating results as a percentage of consolidated net sales for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	80.8	79.0	80.4
Gross Profit	19.2	21.0	19.6
Nonmanufacturing expenses	9.7	9.8	9.3
Restructuring charge	—	—	1.0
Operating Profit	9.5%	11.2%	9.3%

        The improvement in the Company's gross profit margin in 2002 compared with 2001 was the result of lower wood pulp and purchased energy costs, favorable effects of currency exchange rate changes in Brazil and the benefit of changes in sales volumes, partially offset by inflationary cost increases and strike-related costs and unplanned downtime in the United States in 2002. The decline in the Company's gross profit margin in 2003 reflected increased wood pulp, purchased energy and labor expenses as well as pre-operating and start-up costs in France, underground storage tank removal costs in the United States and unfavorable currency impacts in Brazil. These unfavorable factors in 2003 were partially offset by the impacts of increased sales and production volumes, higher average selling prices and the absence of the 2002 strike-related costs.

        Nonmanufacturing expenses increased as a percentage of net sales in 2002 compared with 2001 due primarily to higher compensation and benefit costs.

        The year-to-year changes in operating profit return on net sales generally reflect the changes in gross profit margin.

Non-Operating Expenses

        The decline in interest expense in 2003 compared with 2002 was due to lower average interest rates and a larger amount of interest capitalized to capital projects, partially offset by higher average debt outstanding. The decline in interest expense in 2002 compared with 2001 was due to a lower average amount of debt outstanding, partially offset by a lower amount of interest capitalized to capital projects. The weighted average effective interest rates on the Company's long-term revolving debt facilities, and term loans for the periods prior to January 31, 2002, were approximately 2.5 percent in 2003, 5.3 percent in 2002 and 5.4 percent in 2001.

        Other income (expense), net consisted primarily of interest income, royalty income and foreign currency transaction gains and losses in each of the years presented. Interest income was lower in 2003 than in 2002 as a result of lower interest rates and a decline in average cash balances. Net foreign currency transaction losses occurred in 2003 due to unfavorable changes in currency exchange rates compared with net foreign currency transactions gains in 2002 and 2001.

Income Taxes

        The effective income tax rates for the years ended December 31, 2003, 2002 and 2001 were 23.3 percent, 31.0 percent and 36.5 percent, respectively.

        The effective income tax rate in 2003 compared with 2002 was impacted by net favorable valuation allowance adjustments of $3.2 million in 2003 and $2.3 million in 2002. The valuation allowance adjustments in 2002 were recorded primarily as a result of partial resolution of tax audits in the Company's French operations, while the valuation allowance adjustments in 2003 were recorded as a result of the final settlement of tax audit assessments in France and by the Company's improved ability to utilize foreign tax credits in the United States. The Company's U.S. income tax situation changed, in part, due to the effects of the Company having implemented certain tax elections, including the conversion from LIFO to FIFO inventory valuation for income tax purposes. Additionally, 2003 reflected a $1.6 million net income tax benefit from a restructuring of the Company's foreign operations implemented in the second quarter of 2003, which provides net foreign tax deductions for which an income tax benefit has been recognized.

        The Company's effective income tax rate in 2002 compared with 2001 was impacted by the net favorable valuation allowance adjustments of $2.3 million in 2002, as well as by a decrease in the French corporate income tax rate from 36.3 percent for 2001 to 35.3 percent for 2002 and subsequent years.

Liquidity and Capital Resources

	Year Ended December 31,
	2003	2002	2001
	(U.S. $ in millions)
Cash Provided by (Used for):
Operations	$64.8	$63.9	$106.8
Advance payments from customers	—	—	50.6
Changes in operating working capital	0.8	1.3	(4.3)
Capital spending	(92.0)	(30.3)	(73.8)
Changes in debt	44.4	(58.7)	2.7
Dividends to SWM stockholders	(8.9)	(8.9)	(8.9)
Dividends to minority owners	(10.4)	—	(3.4)
Purchases of treasury stock	(5.1)	(0.5)	—

        The Company's primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings. While quarterly fluctuations occur, the Company's annual cash flow from operations has been relatively stable historically, reflecting typically consistent demand for its products. Since the Company's spin-off from Kimberly-Clark in 1995 through 2002, the Company's annual cash flow from operations exceeded its requirements for capital spending and dividends to stockholders by at least $15 million each year; however, this was not the case in 2003 due to a record high level of capital spending in 2003.

        The Company's cash provided by operations was stable in 2003 compared with 2002, increasing by $0.9 million. The Company's cash provided by operations decreased from $106.8 million in 2001 to $63.9 million in 2002 due to $50.6 million obtained in 2001 from advance payments from customers for future product purchases. The Company recorded these advance payments as deferred revenue, which is being amortized into net sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of product sales. No advance payments from customers for future product purchases were received subsequent to 2001.

        Also impacting cash flow from operations are changes in operating working capital. In 2003, changes in operating working capital contributed favorably to cash flow by $0.8 million due to higher accounts payable and accrued expenses, largely offset by higher accounts receivable and inventories. Accounts payable and accrued expenses were higher in 2003 compared with 2002 as a result of recorded liabilities primarily associated with capital projects and employee compensation and benefit costs at December 31, 2003. Accounts receivable and inventories were higher at year-end 2003 compared with 2002 primarily due to increased production and sales levels in late 2003. Sales in November and December of 2002 were lower than normal as a result of weak market conditions. In 2002, changes in operating working capital contributed favorably to cash flow by $1.3 million due primarily to higher accrued expenses and lower accounts receivable, partially offset by higher inventories. Accrued expenses were higher in 2002 compared with 2001 as a result of increased liabilities at year-end 2002 associated with employee compensation and benefit costs. Accounts receivable was lower at year-end 2002 compared with 2001 primarily due to lower sales at the end of 2002. Inventories were higher in 2002 due primarily to a significant reduction in customer orders in the latter part of 2002. In 2001, changes in operating working capital contributed unfavorably to cash flow by $4.3 million due primarily to lower accounts payable and accrued expenses. Accounts payable and accrued expenses were lower in 2001 compared with 2000 as a result of decreased liabilities at year-end 2001 associated with capital projects and maintenance costs.

        During 2000, the Company proceeded with the modification of paper machines and related manufacturing equipment at the Company's Spotswood mill to produce commercial quantities of a new proprietary banded cigarette paper for Philip Morris. Capital spending to implement the banded cigarette paper project was $50.1 million in 2001. The construction phase of this project was completed in 2001. Funding for the Spotswood mill conversion and increased working capital requirements came from internally generated funds and from advance payments by Philip Morris against future product purchases.

        In April 2002, the Company announced that a project was authorized to install a new RTL production line at the Spay, France mill of LTRI, the Company's 72 percent indirectly-owned French subsidiary. This project provided for a third RTL production line and supporting equipment with anticipated annual production capacity of approximately 33,000 metric tons, which increases the total annual production capacity at the Spay mill to approximately 80,000 metric tons. Work began on the project during the second quarter of 2002 and the new production line began operation during the fourth quarter of 2003. End of curve production rates are expected to be achieved by the end of the second quarter of 2004. The Company expects to cease operation of the smallest of the three RTL production lines during the second quarter as the new line ramps up production and until it is required by future increased demand. Capital spending for the project totaled $63.0 million in 2003 and $8.9 million in 2002, with approximately $6 million still expected to be incurred in the first half of 2004 to finalize the project. Funding for the project came from the Company's internally generated funds and existing bank credit facilities.

        In April 2003, the Company announced a new cigarette paper manufacturing strategy. In support of this strategy, approximately $11.5 million of capital is being spent to add cigarette paper manufacturing capacity at the Company's mill in Brazil and $4.3 million of capital spending is being incurred to rebuild a cigarette paper machine at the Company's Spotswood mill. These capital projects are expected to be completed by the end of 2004. Funding for this capital spending is expected to come from the Company's internally generated funds and existing bank credit facilities. This plan will result in improved product quality and productivity and will facilitate the Company's global sourcing of customers' requirements in order to take better advantage of its low-cost production capabilities, thereby improving the Company's overall profitability. Capital spending of $2.9 million was incurred during 2003 related to these two projects.

        Capital spending in 2003 included (i) $63.0 million toward the new RTL production line at the Spay mill, (ii) $2.9 million toward the new cigarette paper manufacturing strategy, (iii) $1.8 million toward upgrades of processes and equipment at the Lee, Massachusetts mills in order to expand the Company's commercial and industrial papers capabilities in its U.S. business unit, (iv) $1.7 million toward a wastewater treatment facility upgrade project at the Ancram, New York mill and (v) $1.1 million toward improvements at the pulp mill in Quimperlé, France. Capital spending in 2002 included (i) $8.9 million toward the new RTL production line at the Spay mill, (ii) $2.8 million toward a wastewater treatment facility upgrade at the Spay mill, (iii) $1.7 million toward a permanent flax decortication facility in Canada, (iv) $1.7 million toward a paper machine speed-up project at the Pirahy mill in Brazil and (v) $1.2 million for an ink solvent treatment project at the Malaucène, France mill. Capital spending in 2001 included (i) $50.1 million toward the banded cigarette paper project at the Spotswood mill, (ii) $2.6 million to bring back into service a cigarette paper machine that had previously been shut down at the Spotswood mill and (iii) $1.1 million toward the wastewater treatment facility upgrade at the Spay mill.

        The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada. For these purposes, the Company incurred total capital expenditures of $5.8 million in 2003, and anticipates that it will incur approximately $2 to $3 million in 2004 and approximately $1 million in 2005, of which no material amount is the result of environmental fines or settlements. The major projects included in these amounts are wastewater treatment facility upgrade projects in conjunction with capacity expansions, one each in France and the United States with spending of approximately $3 million for each during these periods. Including expenditures associated with environmental matters, as of December 31, 2003, the Company had unrecorded outstanding commitments for capital expenditures of $5.8 million. The Company currently expects its capital spending to be approximately $42 million for 2004 and approximately $30 million in 2005.

        In October 2003, agreement was reached whereby a wholly-owned foreign subsidiary of the Company would acquire a tobacco-related papers manufacturer located in Medan, Indonesia subject to approval by the

Indonesian government. Governmental approval was obtained and the acquisition was completed in February 2004 for a cash price of $8.5 million. This acquisition was financed using existing bank credit facilities.

        Effective January 31, 2002, the Company entered into an unsecured credit agreement with a group of banks ("Credit Agreement"), providing five-year and 364-day revolving loan facilities. Under the Credit Agreement, on January 31, 2002, the Company utilized portions of both the U.S. dollar and euro five-year revolvers and repaid the full amounts outstanding under a prior credit agreement.

        Under the Credit Agreement, the Company and SMF have five-year and 364-day revolving loan facilities available totaling up to 62 million euros (or $78.0 million using the December 31, 2003 currency exchange rate) (the "Euro Credit Facility") and the Company has five-year and 364-day revolving loan facilities available totaling up to $55.0 million (the "U.S. Credit Facility" and, together with the Euro Credit Facility, the "Credit Facilities"). The Euro Credit Facility consists of a five-year revolving credit facility in the amount of up to 50 million euros (or $62.9 million using the December 31, 2003 currency exchange rate) (the "Five-Year Euro Revolver") and a renewable 364-day revolving credit facility in an amount of up to 12 million euros (or $15.1 million using the December 31, 2003 currency exchange rate) (the "364-Day Euro Revolver"). Borrowings by SMF under the Euro Credit Facility are guaranteed by the Company. The Company also has the ability to borrow under the Euro Credit Facility although it does not currently anticipate doing so. The U.S. Credit Facility consists of a five-year revolving credit facility to the Company in the amount of up to $45.0 million (the "Five-Year U.S. Revolver", and, together with the Five-Year Euro Revolver, the "Five-Year Revolvers") and a renewable 364-day revolving credit facility available to the Company in an amount of up to $10.0 million (the "364-Day U.S. Revolver" and, together with the 364-Day Euro Revolver, the "364-Day Revolvers"). The terms of the Credit Agreement provide the Company with flexibility to utilize cash balances to pay down the Five-Year Revolvers and subsequently draw on those facilities again when needed.

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

        The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company maintain certain defined financial ratios (as disclosed in Note 6 of the Notes to Consolidated Financial Statements wherein the Credit Agreement is more fully described). The Company does not currently anticipate any change in business conditions of a nature that would cause the Company to violate its covenants under the Credit Agreement.

        During 2002, the Company repaid $58.7 million toward its total debt outstanding primarily because of a $35.6 million decrease in cash balances and the use of cash provided by operations to reduce long-term debt, as permitted under the Credit Agreement effective January 31, 2002. The Company borrowed $44.4 million during 2003 to support the Company's record high level of capital spending in 2003. The Company's total debt outstanding was $96.9 million at December 31, 2003. The Company's total debt to capital ratios at December 31, 2003 and 2002 were 27.2 percent and 18.1 percent, respectively, both below the Company's target range of 30 to 40 percent.

        During the first quarter of 2001, the Company entered into interest rate swap agreements to fix the variable rate component of certain of its variable rate long-term debt. The combination of these interest rate swap agreements began with a notional amount of $45 million, which declined to $30 million effective January 31, 2002, and declined again to $15 million effective July 31, 2002 through the remainder of the contract terms ending January 31, 2003. These interest rate swap agreements fixed the LIBOR at 5.42 percent. This had the effect of fixing the Company's interest rate, including margin, at 5.72 percent on $45 million of its debt through January 31, 2002, the effective date of its new credit facilities, 6.12 percent on $30 million of its debt from February 1, 2002 through July 31, 2002, and 6.12 percent on $15 million of its debt from August 1, 2002 through January 31, 2003. Effective January 31, 2003, the Company entered into a two-year interest rate swap agreement to fix the LIBOR rate component of $15 million of its variable rate U.S. dollar long-term debt at 2.05 percent, which had the effect of fixing the Company's interest rate, including margin, at 2.75 percent on $15 million of its debt through January 31, 2005. There have been no other interest rate-related derivative contract agreements entered into by the Company during the years 2001 through 2003.

        As of December 31, 2003, the Company had $25.1 million available for borrowing under its 364-Day Revolvers in the Unites States and France. Effective January 29, 2004, the Company renewed these short-term facilities to January 27, 2005. Additionally, as of December 31, 2003, the Company had $56.6 million still available under its Five-Year Revolvers, all of which was in the Five-Year Euro Revolver, for which no principal payments would be required until maturity on January 31, 2007. The Company also has other bank credit facilities available in the United States, France and Brazil. The Company's credit facilities are more fully described in Note 6 of the Notes to Consolidated Financial Statements.

        The Company has declared and paid quarterly dividends of fifteen cents per share since the second quarter of 1996. Management currently expects to continue this level of quarterly dividend. The Company has Credit Agreement covenants that require the Company to maintain certain financial ratios, as disclosed in Note 6 to the Consolidated Financial Statements, none of which under normal business conditions materially limit the Company's ability to pay such dividends, and the Company does not currently anticipate any change in business conditions of a nature that would cause future restrictions on dividend payments as a result of its need to maintain these financial ratios.

        On January 29, 2004, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock. The dividend will be payable on March 15, 2004 to stockholders of record on February 17, 2004.

        Dividends to minority owners primarily reflect dividend payments to the minority owner of LTRI. Although annual dividend payments are typically made, a dividend payment was not made in 2002 and two such dividend payments were made in 2003.

        During 2000, the Company's Board of Directors authorized a program for the repurchase of shares of the Company's common stock during the period January 1, 2001 through December 31, 2002 in an amount not to exceed $20 million. Under this authorization, the Company repurchased a total of 21,900 shares of its common stock for $0.5 million, all of which occurred in 2002.

        During 2002, the Company's Board of Directors authorized the further repurchase of shares of the Company's common stock during the period January 1, 2003 through December 31, 2004 in an amount not to exceed $20 million. Under this authorization, the Company repurchased a total of 221,691 shares of its common stock during 2003 for $5.1 million. Corporate 10b5-1 plans have been used by the Company for share repurchases so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. The Company expects to continue to file new 10b5-1 plans during open window periods. Additional common stock repurchases in 2004 will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

        After being in a net overfunded position in 2000 and prior years, the Company's U.S. and French pension plans changed to an underfunded status in 2001 as a result of the poor performance of the equities markets and lower interest rates that caused estimated future pension liabilities to increase because of the necessity to use a lower discount rate. The underfunded pension status worsened during 2002 as still lower equities markets and interest rates more than offset the Company's $6.5 million of pension contributions (see additional disclosure regarding the Company's pension plans in Note 8 of the Notes to Consolidated Financial Statements). During 2003, interest rates continued to decline, but the equities markets improved and the Company made pension contributions of $10.7 million in the United States and France. As of December 31, 2003, these plans were still underfunded by $36.8 million as it relates to the associated accumulated pension benefit obligations. The Company currently expects to make additional pension contributions in 2004 of approximately $10 million and additional amounts in future years in the United States and France in order to help improve the funded status of these plans. However, negative returns in the equities markets or even lower interest rates could further negatively impact the funded status of these plans.

        The Company's mills in Quimperle, France and in Brazil each have minimum annual commitments for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which together total approximately $3.1 million per year. The Company's purchases for the mill in Quimperle were less than the minimum annual commitment level during 2002. This matter is discussed further under the caption "LEGAL PROCEEDINGS — Litigation — Solvay Matter" appearing in Part I, Item 3 herein and in Note 12 ("Legal Proceedings — Solvay Matter") to Consolidated Financial Statements contained in "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" appearing in Part II, Item 8 herein. The on-site calcium carbonate plant in Quimperle continues to operate and supply a portion of the Company's calcium carbonate requirements in France, and PdM undertook efforts to mitigate the issues associated with the use of the slurry-form calcium carbonate which is produced at the plant such that the minimum annual commitment was purchased by PdM in 2003. The Company's future purchases at each of these mills are expected to be at levels that exceed such minimum levels under the respective contracts. The current calcium carbonate contracts expire in 2009 for the operations in France and in 2006 for the operations in Brazil. In addition, the Company's total future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2003 are less than $1.5 million annually over the next five years and thereafter.

        Certain of the Company's contractual cash obligations at December 31, 2003 are summarized as follows:

	Payments due for the periods ended
	Total	2004	2005	2006	2007	2008	Thereafter
Contractual Obligations (U.S. $ in millions):
Short-term debt (1)	$19.0	$19.0	$—	$—	$—	$—	$—
Long-term debt (2)	77.9	11.7	5.6	4.4	49.9	5.6	0.7
Capital lease obligations (3)	—	—	—	—	—	—	—
Minimum operating lease payments (4)	4.6	1.3	1.3	1.2	0.7	0.1	—
Purchase obligations —capital projects (5)	5.8	5.8	—	—	—	—	—
Purchase obligations — raw materials (6)	16.8	3.1	3.1	2.8	2.6	2.6	2.6
Other long-term liabilities (7)	—	—	—	—	—	—	—

Total	$124.1	$40.9	$10.0	$8.4	$53.2	$8.3	$3.3

(1)
Short-term debt consists of borrowings against uncommitted bank credit facilities.

(2)
See additional information regarding long-term debt in Note 6 to Consolidated Financial Statements.

(3)
The Company had no capital leases as of December 31, 2003.

(4)
Minimum operating lease payments relate to the Company's future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2003.

(5)
Purchase obligations for capital projects relate to legally binding purchases entered into by the Company related to its capital projects and for which delivery of equipment or services has not yet occurred as of December 31, 2003.

(6)
Purchase obligations for raw materials include the Company's calcium carbonate purchase agreements at its mills in Quimperle, France and in Brazil, in which the vendors operate on-site calcium carbonate plants and the Company's mills have minimum purchase quantities (see Note 11 to Consolidated Financial Statements for additional information regarding these obligations).

(7)
The Company had no "other long-term liabilities" as defined for purposes of this disclosure by the Securities and Exchange Commission as of December 31, 2003.

        The Company's ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, stockholder dividends, pension plan contributions, acquisition of the mill in Indonesia, purchases of the Company's common stock, working capital and debt repayments.

        The Company believes its cash flow from operations, together with borrowings available under its Credit Agreement and other credit facilities, will be sufficient to fund its ongoing cash requirements.

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

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), which requires footnote disclosure of the guarantee or indemnification agreements a company issues. With certain exceptions, such agreements also require prospective recognition of an initial liability for the fair value, or market value, of the obligations assumed under that guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 effective with its 2002 Annual Report on Form 10-K. The recognition provisions of FIN 45 became effective for the Company beginning January 1, 2003 and have been applied by the Company to any new guarantees or modifications of prior existing guarantees. The adoption of this new accounting interpretation had no material effect on the Company's financial statements.

Outlook

        The markets for the Company's products are expected to remain relatively stable during 2004. Trends of improvement are expected to continue in tobacco-related paper sales in several key markets. Cigarette production in the United States continues to decline as a result of declines in domestic cigarette consumption and exports of cigarettes manufactured in the United States.The anticipated decline in the production of cigarettes in developed countries is expected to be more than offset by increased cigarette production in developing countries.

        The new RTL production line added at the Company's Spay, France mill, which started up in the fourth quarter of 2003, is expected to be a major contributor to increased operating profit in 2004 compared with 2003. The new RTL production line is expected to achieve end of curve production rates by the end of the second quarter of 2004. The acquisition of a tobacco-related papers manufacturer in Indonesia that was completed in February 2004 is also expected to have a favorable impact on operating profit in 2004.

        The Company did not have significant production or sale of banded or print banded cigarette papers during 2003. The Company continues to work with its customers in their development of papers for reduced ignition propensity cigarettes. In December 2003, the State of New York announced the adoption of final regulations for reduced ignition propensity cigarettes. The cigarette fire safety standard requires that all cigarettes sold in the State of New York as of June 28, 2004 have reduced ignition propensity properties. The regulations do contain a provision that allows wholesalers and retailers to transition their existing inventories. As a result of the new fire safety standards in the State of New York, the Company expects increased sales of reduced ignition propensity cigarette papers during 2004. These reduced ignition propensity papers sell for a higher price than the conventional cigarette papers they replace and are expected to have a positive impact on the Company's financial results. Since the State of New York only represents approximately ten percent of U.S. cigarette consumption and the regulations will only be in effect for one-half of 2004, the favorable impact on the Company's financial results is not expected to be significant in 2004.

        Selling prices for the Company's tobacco-related products are expected to remain relatively stable during 2004. The recent weakening of the U.S. dollar versus the euro and certain other foreign currencies and higher wood pulp costs could enable the Company to implement selective selling price increases.

        Several of the Company's mills have historically operated under annual labor contracts. In addition, certain of the Company's mills have operated under labor contracts with terms of more than one year but whose current labor contract is scheduled to expire during 2004. During the 2004 period to-date, new labor contracts have been signed at the Company's mills in Malaucène and Spay, France, and a new labor contract has been signed at the Company's mill in Quimperlé, France by two of the three unions representing its employees, while new contracts at the Company's mills in Saint-Girons, France, Santanésia, Brazil, Ancram, New York and Spotswood, New Jersey are still subject to negotiation and renewal during the remainder of 2004. The Company believes that employee relations are generally positive overall. Although the outcome of such negotiations are uncertain at this time, for those remaining mills with labor contracts still scheduled to expire during 2004, the Company currently expects that new contracts will be entered into during 2004 without material adverse impact on the Company's operations and financial results.

        Schweitzer-Mauduit expects to continue to experience various cost pressures. The per ton cost of wood pulp is expected to be higher in 2004 than during 2003, unfavorably impacting cost of products sold. The Company expects higher labor rates and employee benefit costs in 2004 and depreciation expense will increase as a result of recent capital projects. The strengthened euro versus the U.S. dollar is also expected to increase both manufacturing and nonmanufacturing expenses in 2004. Interest expense will increase in 2004 versus 2003 due to higher 2004 debt levels resulting from the record level of capital spending in 2003.

        The Company expects its consolidated effective income tax rate to be approximately 30 percent for 2004.

        The Company currently expects its capital spending to be approximately $42 million for 2004 and approximately $30 million in 2005.

Critical Accounting Policies and Estimates

        The Company's accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported and disclosure of contingencies. Following are four critical accounting matters which are both very important to the portrayal of the Company's financial condition and results and required management's most difficult, subjective or complex judgements. The Company's management discussed with the Audit Committee of its Board of Directors the estimates and judgments made for each of these items and the Company's accounting for and presentation of these items in the accompanying financial statements. The accounting for these matters was based on current facts and circumstances which, in management's judgement, hold potential for change which could affect management's future estimates such that future financial results could differ materially from financial results based on management's current estimates.

  Pension Accounting Estimates

        The Company recognizes the estimated compensation cost of employees' pension benefits over their approximate period of service to the Company in accordance with SFAS No. 87, "Employers' Accounting for Pensions." The Company's earnings are impacted by amounts of expense recorded related to pension benefits, which primarily consist of U.S. and French pension benefits. Each year's recorded expense is an estimate based on actuarial calculations of the Company's accumulated and projected benefit obligations for its various plans. These actuarial calculations utilize several key actuarial assumptions which require management judgement, the most significant of which are the discount rate, used to determine the present value of estimated future retirement benefit payments, and the long-term rate of return on plan assets, which is the expected average rate of return on plan assets which are expected to pay future benefits. The Company believes that its selections for these key actuarial assumptions are reasonable estimates for its plans and experience.

        The Company's U.S. employee pension plans accounted for approximately 80 percent and 70 percent of the Company's total pension plan assets and total accumulated benefit obligation, respectively, as of December 31, 2003. The discount rates used for the Company's determination of projected benefit obligations and accumulated benefit obligations for its U.S. employee pension plans were 6.0 percent and 6.5 percent at December 31, 2003 and 2002, respectively. The discount rate fluctuates from year to year based on current market interest rates for high-quality fixed-income investments. The Company also evaluates the expected average duration of its pension obligations in determining its discount rate. A change in the discount rate assumption of 0.25 percent would change the Company's estimated 2004 U.S. pension expense by approximately $0.25 million. The Company's assumed annual long-term rate of return on plan assets for its U.S. employee pension plan was 9.5 percent for 2002 and was lowered to 8.75 percent for 2003, reflecting lower expected returns on plan assets. The assumed long-term rate of return is determined by evaluating historical and projected returns for benchmark equity and fixed income market indices as well as the projected investment mix of the Company's pension assets. The Company changed its target U.S. pension asset investment mix during 2003 and increased its expected return on plan assets to 9.0 percent for 2004. The Company utilized a Monte Carlo simulation analysis on the target U.S. pension asset investment mix to determine its expected return on plan assets for 2004. The current asset allocation policy of the Company's U.S. employee pension plan targets an allocation of 65 percent in equity securities, 25 percent in fixed income securities and 10 percent in other investments. A change in the long-term rate of return assumption of 0.50 percent would change the Company's estimated 2004 U.S. pension expense by approximately $0.3 million.

        Despite the Company's belief that its estimates are reasonable for these key actuarial assumptions, future actual results will likely differ from the Company's estimates, and these differences could materially affect the Company's future financial statements either favorably or unfavorably. Additionally, it is possible that assets of the Company's plans could decline as a result of negative investment returns, which combined with increasing amounts of accumulated benefit obligations, could result in the Company being required to make significant cash contributions to its plans in future periods.

        For additional information regarding pension plan assets, benefit obligations and accounting assumptions, see Note 8 of the Notes to Consolidated Financial Statements.

  Income Tax Valuation Allowances

        The Company records and maintains income tax valuation allowances as necessary to reduce deferred tax assets to an amount which is estimated more likely than not to be realizable in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company has available net operating loss carryforwards, excess foreign tax credit carryforwards, alternative minimum tax credit carryforwards and other various tax credits in the jurisdictions in which it operates, for which the Company has recorded gross assets totaling $28.9 million as of December 31, 2003. Certain of these potential future benefits are not expected to be utilized in a manner beneficial to the Company's financial results prior to their expiration. As a result, the Company has valuation allowances against certain of the above-mentioned assets which totaled $10.0 million as of December 31, 2003, reducing the related net deferred tax asset to $18.9 million, an amount which is estimated to be realizable. While the Company believes it is more likely than not that it will be able to realize this amount of estimated net deferred income tax benefits, it is possible that the facts and circumstances on which the Company's estimates and judgements are based could change, which could result in additional income tax expense in the future to increase the associated valuation allowances. However, the Company continues to evaluate possible methods to favorably utilize those assets that are reserved and, therefore, it is also possible that changes in the facts and circumstances on which the Company's estimates and judgements are based could benefit the Company in the future by some of the $10.0 million of deferred tax assets reserved as of December 31, 2003.

        For additional information regarding income taxes and valuation allowances, see Note 7 of the Notes to Consolidated Financial Statements.

  Property, Plant and Equipment Valuation

        Paper manufacturing, which is the Company's primary manufacturing process, is a mature and capital intensive process. As a result, the Company makes substantial investments in property, plant and equipment which are recorded at cost. The cost of depreciable property, plant and equipment is depreciated on the straight-line method for financial reporting purposes over the depreciable lives of the assets. Depreciable lives are based on the Company's estimates of the useful lives of the assets, that is the period over which the Company expects to benefit from the use of the asset. Paper machines and related equipment are not readily obsoleted and are generally depreciated over estimated useful lives of 20 years. Banded cigarette paper production assets in the United States are generally depreciated over estimated useful lives of 10 years, although that product has not yet been widely commercialized. The Company periodically assesses the likelihood of recovering the cost of long-lived assets based on its expectation of future profitability and undiscounted cash flow of the related operations. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Facts and circumstances upon which management's estimates and plans are based could change, thus the possibility exists of a material adjustment to the Company's financial statements in the future.

  ICMS Litigation

        The Company evaluates contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." Accordingly, when a material loss contingency exists, the Company accrues an estimated loss when the likelihood that the future event or events will confirm the loss or impairment of an asset or the incurrence of a liability is probable and the amount of loss can be reasonably estimated. If no accrual is made for a material loss contingency because both of the above conditions are not met, or if an exposure to loss exists materially in excess of an accrual that is made, disclosure regarding the contingency is made when there is at least a reasonable possibility that a loss or additional loss may have been incurred. As described in detail under "Litigation" in Part I, Item 3, "LEGAL PROCEEDINGS", SWM-B received assessments from the taxing authorities of the State of Rio de Janeiro, Brazil related to ICMS taxes. As of December 31, 2003, the Assessment totaled approximately $11.6 million, of which approximately $5.2 million is covered by an indemnification agreement with the former owner of the predecessor of SWM-B, for a net exposure to the Company of approximately $6.4 million. In 2001, the courts granted SWM-B relief from having to bond the potential tax liability while it challenges the Assessment. In August and November 2003, the court hearing the challenges in the State of Rio de Janeiro ruled in SWM-B's favor in its suits to vacate the Assessment, affirming the bases of SWM-B's legal challenges of the Assessment, and ruled that the government should pay the Company's legal and court fees in the cases. While the favorable decisions by the court with respect to the Assessment provide further support for SWM-B's positions, these decisions will be automatically appealed, as provided for under Brazilian legislation for cases involving an adverse financial outcome for the government in lower courts. SWM-B continues to vigorously contest the Assessment and believes the final resolution of this matter may still entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years. The Company's current evaluation of the matter is that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood and no reserve has been provided for this contingent liability. However, there is a reasonable possibility that SWM-B will ultimately be required to pay all or a portion of this contingent liability, which could adversely impact the Company's future financial results or financial condition.

        In February 2004, SWM-B filed suit against the State of Rio de Janeiro to recover ICMS credits previously reversed in 2000 following receipt of the Assessment. After the Assessment was filed against the Company, SWM-B changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of the developments mentioned above with respect to the Assessment, SWM-B has petitioned the court for permission to offset approximately $1.3 million of overpaid ICMS taxes against current tax liabilities. Although SWM-B believes it has a reasonable chance of success in this case, no asset has been recorded for this potential recovery.

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

Factors That May Affect Future Results

        Many factors outside the control of the Company could impact the Company's results. While not an exhaustive list, the following important factors could cause the Company's actual results for 2004 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

        Changes in foreign currency exchange rates may have an impact on the Company's operating profit. Since the Company and its subsidiaries transact business in many other countries, some of those sale and purchase transactions are denominated in a currency other than the local currency of the Company's operations. As a result, changes in exchange rates between the currency in which the transaction is denominated versus the local currency of the Company's operations into which the transaction is being recorded can impact the amount of local currency recorded for such transaction. This can result in more or less local currency revenue or cost related to such transaction, and thus have an effect on the operating profit of the Company. This "currency transaction risk" is mitigated, in part, since some of the revenue and expense transactions of the Company's foreign subsidiaries are denominated in U.S. dollars, providing a degree of natural hedging.

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

        The Company utilizes forward and swap contracts and, to a lesser extent, option contracts to selectively hedge its exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with well-known money center banks, insurance companies or government agencies ("counterparties"). Usually these contracts extend for no more than 12 months. The Company believes that the foreign currency risks that would not be hedged were the counterparties to fail to fulfill their obligations under the contracts are minimal in view of the financial strength of the counterparties. Management of foreign currency transactional exposures was not changed during 2003, and the Company does not expect any significant change in such exposures or in the strategies it uses to manage such exposures in the near future. As of December 31, 2003, a ten percent unfavorable change in the exchange rate of the functional currencies of the Company and its subsidiaries against the prevailing market rates of non-local currencies involving the Company's transactional exposures would have resulted in a net pre-tax loss of approximately $2 million. These hypothetical gains or losses on foreign currency contracts and transactional exposures are defined as the difference between the contract rates and the hypothetical exchange rates. While the Company believes the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates would be material to the Company's results of operations, the Company reduces this risk by selectively hedging its exposure when it is practical and economical to do so.

        In addition to currency transaction risks, the Company is also exposed to "currency translation risk." Since the financial results of the Company's foreign subsidiaries are determined in the local currency of each foreign subsidiary, these financial results are translated into U.S. dollars on a monthly basis in order to determine the Company's consolidated financial results. A weakening of the U.S. dollar versus the local currency of the foreign subsidiary will have a favorable currency translation impact when positive financial results of that foreign subsidiary are translated to U.S. dollars. The Company's foreign currency translation effects typically offset to a significant degree the foreign currency transaction impacts in the Company's operating results.

        Interest Rate Risk — The Company holds a combination of variable- and fixed-rate debt consisting of short and long term instruments. The Company selectively hedges its exposure to interest rate increases on its variable rate long term debt when it is practical and economical to do so. The Company utilizes various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. Most often the Company utilizes variable-to-fixed interest rate swap agreements, typically with contractual terms no longer than 24 months. The Company's strategy to manage exposure to interest rate changes did not change during 2003, and management does not expect any significant changes in its exposure to interest rate changes or in how such exposure is managed in the near future. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in fair market value of fixed-rate debt due to differences between current market interest rates and the rates governing these instruments. With respect to the Company's fixed-rate debt outstanding at December 31, 2003, a ten percent change in interest rates would not result in a material change in the fair market value of such debt and with respect to the Company's variable-rate debt outstanding at December 31, 2003, a ten percent change in interest rates would not result in a material impact to the Company's future annual pre-tax earnings.

        Commodity Price Risk — The Company is subject to commodity price risk, the most significant of which relates to the price of wood pulp, which is the Company's largest single component of cost. The per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. The Company consumed approximately 97,000, 96,000 and 105,000 metric tons of wood pulp in 2003, 2002 and 2001, respectively. During the period from January 2001 through December 2003, the U.S. list price of northern bleached softwood kraft pulp, a representative pulp grade used by the Company, ranged from a low of $460 per metric ton in March and April of 2002 to a high of $710 per metric ton in January 2001. Selling prices of the Company's paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, the Company has been able to increase its selling prices in response to increased per ton wood pulp costs and has generally reduced its selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact the Company's earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. Derivative instruments have not been utilized by the Company to manage this risk. With respect to the Company's commodity price risk, a hypothetical ten percent change in per ton wood pulp prices would impact the Company's future annual pre-tax earnings by approximately $6 million, assuming no compensating change in the Company's selling prices. The Company believes that, while its exposure to commodity price risk is material to its results of operations, such risk is understood by its customers and over time changes in the price of wood pulp are typically reflected in selling prices.

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

  Environmental Matters

        The Company is subject to federal, state, local and foreign environmental protection laws and regulations with respect to the environmental impact of air, water and other emissions from its mills as well as its disposal of solid waste generated by its operations. The Company believes it is operating in compliance with, or is taking action aimed at ensuring compliance with, such laws and regulations. While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with these laws and regulations, these costs are not expected to materially affect the Company's business or results of operations. However, there can be no assurance that a material adverse effect on the Company's financial statements will not occur at some future time as a result of environmental matters. Additional information concerning environmental matters is disclosed in Note 13 of the Notes to Consolidated Financial Statements and in Part I, Item 3 "LEGAL PROCEEDINGS — Environmental Matters" herein.

  Legal Proceedings

        Information concerning legal proceedings is disclosed in Note 12 of the Notes to Consolidated Financial Statements and in Part I, Item 3 "LEGAL PROCEEDINGS" herein. In addition, the Company and its subsidiaries are involved in legal actions and claims arising in the ordinary course of business. Litigation is subject to many uncertainties and, while it is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries, management believes that such actions and claims will be resolved without a material adverse effect on the Company's financial statements.

  Reliance on Significant Customers

        Most of the Company's customers are manufacturers of tobacco products located in more than 90 countries around the world. Two such customers have accounted for a significant portion of the Company's net sales in each of the last several years, and the loss of one or both such customers, or a significant reduction in one or both of these customers' purchases, could have a material adverse effect on the Company's results of operations. See Note 15 of the Notes to Consolidated Financial Statements.

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

        Also in recent years, certain governmental entities, particularly in the United States, have considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked. The State of New York enacted a law directing that such a set of requirements be implemented. On December 31, 2003, the State of New York announced the adoption of final regulations for reduced ignition propensity cigarettes. The fire safety standard requires that all cigarettes sold in the State of New York as of June 28, 2004 have reduced ignition propensity properties. The regulations do contain a provision that allows wholesalers and retailers to transition their existing inventories. Cigarette manufacturers are in varying stages of development of cigarettes with such characteristics. Philip Morris and the Company previously announced the joint development of a banded cigarette paper that may make a cigarette less likely to ignite certain fabrics and have entered into a licensing and royalty agreement covering future commercialization of this new paper. While the joint development effort with Philip Morris was undertaken in advance of legislative initiatives in certain states to make cigarettes less likely to ignite certain fabrics when left unattended, the banded cigarette paper product that resulted from the joint development program, marketed under the name "Paper Select" by Philip Morris, is directed toward the same objective as the legislation. This joint development effort is also discussed in Part I, Item 1 herein under the caption "Philip Morris Supply Agreement." The Company also has patents related to alternative means, including print banded cigarette paper, for addressing ignition control and continues to work on other possible innovations with other customers and on its own as the cigarette industry faces meeting these requirements.

        In addition to the State of New York, several other states have introduced bills in their respective legislative committees concerning cigarette fire safety standards. Health Canada has also indicated that it would evaluate the implementation of new standards that would require cigarette manufacturers to market reduced ignition propensity cigarettes in that country.

        There appears to be momentum building for reduced ignition propensity products, and the Company currently anticipates that cigarette manufacturers will use banded and print banded cigarette papers to meet these regulatory requirements, however there is a high degree of uncertainty as to the timing and volume requirements the Company's customers will have for such papers. Furthermore, it is not possible to predict what additional legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect the consumer tobacco products industry in general.

        During 2003, 93 percent of the Company's net sales were from products used by the tobacco industry in the making and packaging of cigarettes or other tobacco products. Management is unable to predict the effects that the above-described legal and governmental actions might have on the Company's results of operations and financial condition.

Forward-Looking Statements

        Certain matters discussed in this report, particularly in the foregoing discussion regarding the "Outlook" of the Company, "Critical Accounting Policies and Estimates" and "Factors That May Affect Future Results," constitute "forward-looking statements," generally identified by, but not limited to, phrases such as "the Company expects" or "the Company anticipates," as well as by use of words of similar effect, such as "appears," "could," "should," "may" and "typically," within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by that Act. This report contains many such forward-looking statements, including statements regarding management's expectations of future selling prices for the Company's products, the Company's anticipated market shares, future market prices for wood pulp used by the Company, expected sales volumes trends, new product introductions, expected outcome of labor negotiations, anticipated compensation, benefit, insurance, depreciation, nonmanufacturing and interest costs, anticipated financial and operational results, anticipated capital spending, anticipated tax and other governmental actions, contingencies, anticipated common stock share repurchases and other expected transactions of the Company. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. There can be no assurances that such events will occur or that the results of the Company will be as estimated. Many factors outside the control of the Company also could impact the realization of such estimates. The above-mentioned important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 2004 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information with respect to the Company's market risk is contained under the caption "Market Risk" in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" appearing in Part II, Item 7 herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Schedules have been omitted because they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2003	2002	2001
	(U.S. $ in millions, except per share amounts)
Net Sales	$566.9	$501.4	$499.5
Cost of products sold	458.0	396.1	401.4

Gross Profit	108.9	105.3	98.1
Selling expense	23.1	20.2	19.2
Research expense	8.3	7.6	7.6
General expense	23.6	21.3	19.5
Restructuring charge	—	—	5.1

Operating Profit	53.9	56.2	46.7
Interest expense	2.3	3.6	4.9
Other income (expense), net	(0.2)	2.5	2.9

Income Before Income Taxes and Minority Interest	51.4	55.1	44.7
Provision for income taxes	12.0	17.1	16.3

Income Before Minority Interest	39.4	38.0	28.4
Minority interest in earnings of subsidiaries	4.9	5.0	4.3

Net Income	$34.5	$33.0	$24.1

Net Income Per Common Share:
Basic	$2.34	$2.22	$1.63

Diluted	$2.28	$2.17	$1.61

See Notes to Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2003	2002
	(U.S. $ in millions)
Assets
Current Assets
Cash and cash equivalents	$3.7	$15.3
Accounts receivable	91.9	69.4
Inventories	97.5	80.3
Current income tax refunds receivable	0.8	—
Deferred income tax benefits	5.5	3.7
Prepaid expenses	2.9	3.8

Total Current Assets	202.3	172.5

Property, at cost
Land and improvements	10.8	7.4
Buildings and improvements	113.9	68.8
Machinery and equipment	571.3	463.9
Construction in progress	16.9	22.8

Gross Property	712.9	562.9
Less accumulated depreciation	301.4	255.6

Net Property	411.5	307.3

Noncurrent Deferred Income Tax Benefits	2.3	0.2

Deferred Charges and Other Assets	19.8	15.0

Total Assets	$635.9	$495.0

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long-term debt	$11.7	$4.0
Other short-term debt	19.0	5.9
Accounts payable	68.8	45.9
Accrued expenses	74.1	55.4
Income taxes payable	—	1.2
Current deferred revenue	6.0	5.6

Total Current Liabilities	179.6	118.0

Long-Term Debt	66.2	37.4

Noncurrent Deferred Income Tax Liabilities	26.3	17.0

Noncurrent Deferred Revenue	41.6	48.0

Noncurrent Pension and Other Postretirement Benefits	47.9	47.3

Other Noncurrent Liabilities	14.6	12.6

Minority Interest	9.5	13.4

Contingencies (See Notes 7, 11, 12 and 13)
Stockholders' Equity
Preferred Stock — $.10 par value — 10,000,000 shares authorized, none issued	—	—
Common Stock — $.10 par value — 100,000,000 shares authorized, 16,078,733 shares issued at both December 31, 2003 and 2002 (14,803,268 and 14,947,318 shares outstanding at December 31, 2003 and 2002, respectively)	1.6	1.6
Additional paid-in capital	61.5	61.1
Common stock in treasury, at cost — 1,275,465 and 1,131,415 shares at December 31, 2003 and 2002, respectively	(21.9)	(18.2)
Retained earnings	244.0	218.4
Unearned compensation on restricted stock	(0.7)	(0.5)
Accumulated other comprehensive income (loss) —
Minimum pension liability adjustments, net of income tax of $11.7 and $9.5 at December 31, 2003 and 2002, respectively	(19.5)	(15.6)
Unrealized fair value of derivative instruments, net of income tax of $0.1 at December 31, 2002	(0.1)	(0.1)
Unrealized foreign currency translation adjustments	(14.7)	(45.4)

Total Stockholders' Equity	250.2	201.3

Total Liabilities and Stockholders' Equity	$635.9	$495.0

See Notes to Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	For the years ended December 31, 2003, 2002 and 2001
	Common Stock Issued			Treasury Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital			Retained Earnings	Unearned Compensation
	Shares	Amount		Shares	Amount				Total
	(U.S. $ in millions, except number of shares)
Balance, December 31, 2000, as previously reported	16,078,733	$1.6	$60.5	1,288,471	$(20.5)	$175.3	$(0.3)	$(36.7)	$179.9
Adjustment for the cumulative effect of change in accounting principle (see Note 3)						3.8			3.8

Balance, December 31, 2000, as restated	16,078,733	1.6	60.5	1,288,471	(20.5)	179.1	(0.3)	(36.7)	183.7
Net income						24.1			24.1
Adjustments to minimum pension liability								(3.8)	(3.8)
Changes in fair value of derivative instruments								(0.7)	(0.7)
Adjustments to unrealized foreign currency translation								(12.1)	(12.1)

Comprehensive income									7.5

Dividends declared ($0.60 per share)						(8.9)			(8.9)
Restricted stock issuances			0.1	(20,000)	0.3		(0.4)		—
Amortization of unearned compensation							0.2		0.2
Stock issued to directors as compensation				(2,922)	0.1				0.1
Issuance of shares for options exercised				(22,800)	0.3				0.3

Balance, December 31, 2001	16,078,733	1.6	60.6	1,242,749	(19.8)	194.3	(0.5)	(53.3)	182.9
Net income						33.0			33.0
Adjustments to minimum pension liability								(11.8)	(11.8)
Changes in fair value of derivative instruments								0.6	0.6
Adjustments to unrealized foreign currency translation								3.4	3.4

Comprehensive income									25.2

Dividends declared ($0.60 per share)						(8.9)			(8.9)
Purchases of treasury stock				21,900	(0.5)				(0.5)
Restricted stock issuances				(10,000)	0.2		(0.2)		—
Amortization of unearned compensation							0.2		0.2
Stock issued to directors as compensation				(2,730)					—
Tax benefit of options exercised			0.2						0.2
Issuance of shares for options exercised			0.3	(120,504)	1.9				2.2

Balance, December 31, 2002	16,078,733	1.6	61.1	1,131,415	(18.2)	218.4	(0.5)	(61.1)	201.3
Net income						34.5			34.5
Adjustments to minimum pension liability								(3.9)	(3.9)
Adjustments to unrealized foreign currency translation								30.7	30.7

Comprehensive income									61.3

Dividends declared ($0.60 per share)						(8.9)			(8.9)
Purchases of treasury stock				221,691	(5.1)				(5.1)
Restricted stock issuances			0.2	(18,000)	0.3		(0.5)		—
Amortization of unearned compensation							0.3		0.3
Stock issued to directors as compensation				(2,724)	0.1				0.1
Tax benefit of options exercised			0.1						0.1
Issuance of shares for options exercised			0.1	(56,917)	1.0				1.1

Balance, December 31, 2003	16,078,733	$1.6	$61.5	1,275,465	$(21.9)	$244.0	$(0.7)	$(34.3)	$250.2

See Notes to Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the years ended December 31,
	2003	2002	2001
	(U.S. $ in millions)
Operations
Net income	$34.5	$33.0	$24.1
Non-cash items included in net income:
Depreciation and amortization	30.7	26.6	22.8
Amortization of deferred revenue	(6.0)	(5.1)	(1.4)
Deferred income tax provision	4.2	4.8	4.4
Minority interest in earnings of subsidiaries	4.9	5.0	4.3
Non-cash utilization of restructuring reserve	—	—	4.1
Other items	(4.3)	(1.7)	2.2
Advance payments from customers	—	—	50.6
Changes in operating working capital:
Accounts receivable	(22.5)	5.1	3.2
Inventories	(17.2)	(12.2)	2.4
Prepaid expenses	0.9	(1.5)	(0.6)
Accounts payable	22.9	1.8	(8.6)
Accrued expenses	18.7	6.6	(3.3)
Accrued income taxes	(2.0)	1.5	2.6

Net changes in operating working capital	0.8	1.3	(4.3)

Cash Provided by Operations	64.8	63.9	106.8

Investing
Capital spending	(92.0)	(30.3)	(73.8)
Capitalized software costs	(3.9)	(1.2)	(1.0)
Other	(1.6)	(2.1)	4.6

Cash Used for Investing	(97.5)	(33.6)	(70.2)

Financing
Cash dividends paid to SWM stockholders	(8.9)	(8.9)	(8.9)
Cash dividends paid to minority owners	(10.4)	—	(3.4)
Changes in short-term debt	13.1	0.8	3.1
Proceeds from issuances of long-term debt	48.0	47.5	4.0
Payments on long-term debt	(16.7)	(107.0)	(4.4)
Purchases of treasury stock	(5.1)	(0.5)	—
Proceeds from exercise of stock options	1.1	2.2	0.3

Cash Provided by (Used for) Financing	21.1	(65.9)	(9.3)

Increase (Decrease) in Cash and Cash Equivalents	(11.6)	(35.6)	27.3
Cash and Cash Equivalents at beginning of year	15.3	50.9	23.6

Cash and Cash Equivalents at end of year	$3.7	$15.3	$50.9

See Notes to Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. $ in millions, except per share amounts

Note 1. Background

        Schweitzer-Mauduit International, Inc. is headquartered in the United States of America ("United States" or "U.S."), and together with its subsidiaries ("SWM" or the "Company") is a diversified producer of premium specialty papers and the world's largest supplier of fine papers to the tobacco industry. The Company's principal products include cigarette, tipping and plug wrap papers used to wrap various parts of a cigarette, reconstituted tobacco leaf for use as filler in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging. The Company was formed as a result of a tax-free spin-off from Kimberly-Clark Corporation ("Kimberly-Clark") on November 30, 1995. As used herein, the Company means SWM, SWM and its several subsidiaries or, as determined by the context, one or more or its several subsidiaries.

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

        These financial statements are presented on a consolidated basis and include the accounts of SWM and all its majority-owned subsidiaries. The Company's wholly-owned direct subsidiaries are Schweitzer-Mauduit Canada, Inc. ("SM-Canada") and Schweitzer-Mauduit Spain, S.L. ("SM-Spain"), a holding company organized under the Spanish holding company regime and the primary foreign investment holding company for SWM, and together SWM and SM-Canada wholly-own Schweitzer-Mauduit International China, Limited, a currently inactive holding company incorporated in Hong Kong. The Company indirectly through SM-Spain has subsidiaries in France and Brazil. SM-Spain owns directly 100 percent of Schweitzer-Mauduit Holding S.A.R.L., a French holding company ("SMH"), and together SM-Spain and SMH own 100 percent of two holding companies, Schweitzer-Mauduit Industries S.A.R.L., a French corporation ("SMI") which holds the Company's investment in its French reconstituted tobacco operations, and Schweitzer-Mauduit France S.A.R.L., a French corporation ("SMF") which holds the Company's French paper operations. SMI owns directly 72 percent of the issued and outstanding shares of LTR Industries S.A., a French corporation ("LTRI"). SMF, directly or indirectly, owns 100 percent of three principal French operating subsidiaries, Papeteries de Mauduit S.A.S. ("PdM"), Papeteries de Malaucène S.A.S. ("PdMal") and Papeteries de Saint-Girons S.A.S. ("PdStG"). SM-Spain also owns directly 99.99 percent of the issued and outstanding shares of Schweitzer-Mauduit do Brasil S.A., a Brazilian corporation ("SWM-B"). All material intercompany transactions and balances are eliminated. The Company did not have any unconsolidated subsidiaries, joint ventures or special purpose entities as of December 31, 2003.

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

  Earnings Per Share

        Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average number of common shares outstanding used in the calculation of basic net income per common share for 2003, 2002 and 2001 were 14,738,300, 14,853,500 and 14,777,200, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average number of common and potential common shares outstanding used in the calculation of diluted net income per common share for 2003, 2002 and 2001 were 15,138,300, 15,242,600 and 15,038,300, respectively. Potential common shares are those related to stock options, restricted stock outstanding and directors' accumulated deferred stock compensation during the respective years. See Note 9 for a reconciliation of the average number of common shares outstanding used in the calculation of basic net income per share to the average number of common and potential common shares outstanding used in the calculation of diluted net income per common share.

  Cash and Cash Equivalents

        Cash and cash equivalents include cash, time deposits and readily marketable securities with original maturities of three months or less. The recorded amount reported in the balance sheet approximates fair value.

  Inventories

        Inventories are valued at the lower of cost, using the First-In, First-Out ("FIFO") and weighted average methods, or market. Prior to 2003, most U.S. inventories were valued at cost on the Last-In, First-Out ("LIFO") method, however during 2003 the Company's U.S. business unit changed its inventory accounting method for financial reporting purposes from LIFO to FIFO. See Note 3 for more information regarding this change in accounting principle and the effects of the change.

  Property and Depreciation

        Property, plant and equipment are stated at cost. Depreciable property is depreciated on the straight-line method for financial reporting purposes. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the balance sheet, and any gain or loss on the transaction is included in cost of products sold. The depreciable lives for the principal asset categories are as follows:

Asset Category	Depreciable Life
Machinery and Equipment	5 to 20 years
Buildings	20 to 40 years
Building Improvements	Lesser of 20 years or remaining life of the relevant building or lease

  Capitalized Software Costs

        The Company capitalizes certain purchases of software and software design and installation costs in connection with major projects of software development for internal use. These costs are included in Deferred Charges and Other Assets on the consolidated balance sheet and are amortized on the straight-line method for financial reporting purposes over the estimated useful life not to exceed seven years. The balances of unamortized capitalized software costs on the Company's consolidated balance sheet were $11.3 and $9.6 as of December 31, 2003 and 2002, respectively. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred.

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

        In France, SMF and its subsidiaries form a consolidated income tax group, SMH and SMI form a separate consolidated income tax group, while LTRI separately files its own income tax returns.

  Stock Compensation

        Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation" defines a fair value based method of accounting for stock compensation, including stock options, to employees. This statement provides entities a choice of recognizing related compensation expense by adopting the fair value method or to measure compensation using the intrinsic value method under Accounting Principles Bulletin ("APB") No. 25, "Accounting for Stock Issued to Employees". The Company has elected to continue to measure compensation cost for stock compensation based on the intrinsic value method under APB No. 25. Payments in the form of shares of the Company made to third parties, including the Company's outside directors, are recorded at fair value based on the market value of the Company's common stock at the time of payment. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure," requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock compensation under the fair value method of that statement. For purposes of the pro forma disclosures, the estimated fair value of the stock compensation is amortized to expense over the vesting period. Under the fair value method, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

	2003	2002	2001
Net Income:
As reported	$34.5	$33.0	$24.1
Pro forma	33.4	32.2	23.5
Basic net income per share:
As reported	2.34	2.22	1.63
Pro forma	2.27	2.17	1.59
Diluted net income per share:
As reported	2.28	2.17	1.61
Pro forma	2.21	2.11	1.57

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

        The Company's only outstanding derivative financial instruments designated as hedges as of January 1, 2001, were foreign currency forward rate contracts, with fair values approximately equal to their carrying value. As a result, the Company recorded no cumulative effect of adopting SFAS 133. During the first quarter of 2001 and again during the first quarter of 2003, the Company entered into interest rate swap agreements to fix the variable rate component of certain of its variable rate long-term debt (see Note 6). There have been no other derivative contract agreements entered into by the Company during the years covered by these financial statements other than foreign currency forward rate contracts which are summarized in Note 10.

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

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), which requires footnote disclosure of the guarantee or indemnification agreements a company issues. With certain exceptions, such agreements also require prospective recognition of an initial liability for the fair value, or market value, of the obligations assumed under that guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 effective with its 2002 Annual Report on Form 10-K. The recognition provisions of FIN 45 became effective for the Company beginning January 1, 2003 and have been applied by the Company to any new guarantees or modifications of prior existing guarantees. The adoption of this new accounting interpretation had no material effect on the Company's financial statements.

Note 3. Accounting Change

        In the fourth quarter of 2003, the Company's U.S. business segment changed its method of accounting for inventories for financial reporting purposes from the LIFO method to the FIFO method. Management of the Company believes the FIFO method is preferable to the LIFO method. Due to recent low inflationary trends and because inventory physical movement is on a FIFO basis, management of the Company believes that FIFO accounting provides a better matching of costs and revenues. The implementation of FIFO inventory valuation for financial reporting purposes reduces the required administrative burden while reflecting the economic substance of the Company's transactions. This change provides consistency between tax and financial reporting in the United States and is also more consistent with the majority of the Company's inventory accounting since the Company's foreign subsidiaries do not utilize LIFO inventory valuation.

        As required, this change in accounting method has been retroactively applied by restating the accompanying 2002 and 2001 financial statements. The cumulative net income effect of this change in accounting method of $3.8 as of December 31, 2000, the earliest date included in the accompanying financial statements, is reflected as an adjustment to increase previously reported retained earnings in the Consolidated Statements of Changes in Stockholders' Equity. Assuming the Company's U.S. business segment had remained on the LIFO method of inventory valuation for financial reporting purposes, the Company estimates that full year 2003 operating profit would have been unfavorably impacted by approximately $2, and net income, therefore, would have been lower by approximately $1.2, or a reduction in both basic and diluted net income per share of approximately $0.08. Below is a summary of the effects of the restatements on selected financial data for the years ended December 31, 2002 and 2001:

  Effect on Selected Statements of Income Data:

	2002	2001
Operating Profit previously reported	$55.4	$47.3
Effect of change on Cost of products sold	0.8	(0.6)

Operating Profit Restated	$56.2	$46.7

Net Income previously reported	$32.6	$24.5

Effect of change on Cost of products sold	0.8	(0.6)
Effect of change on Provision for income taxes	(0.4)	0.2

Net income effect of change	0.4	(0.4)

Net income Restated	$33.0	$24.1

Basic Net Income Per Share previously reported	$2.19	$1.66
Effect of change in inventory method, net of tax	.03	(.03)

Basic Net Income Per Share Restated	$2.22	$1.63

Diluted Net Income Per Share previously reported	$2.14	$1.63
Effect of change in inventory method, net of tax	.03	(.02)

Diluted Net Income Per Share Restated	$2.17	$1.61

  Effect on Selected Balance Sheet Data:

	As of December 31,
	2002	2001
Inventories previously reported	$74.1	$62.7
Effect of change on Inventories	6.2	5.4

Inventories Restated	$80.3	$68.1

Noncurrent Deferred Income Tax Benefits
(Liabilities) previously reported	$2.6	$(15.4)
Effect of change on Noncurrent Deferred
Income Taxes	(2.4)	(2.0)

Noncurrent Deferred Income Tax Benefits
(Liabilities) Restated	$0.2	$(17.4)

Total Assets previously reported	$491.2	$497.9
Effect of change on Inventories	6.2	5.4
Effect of change on Noncurrent Deferred
Income Tax Benefits	(2.4)	—

Total Assets Restated	$495.0	$503.3

Retained Earnings previously reported	$214.6	$190.9
Effect of change on Retained Earnings	3.8	3.4

Retained Earnings Restated	$218.4	$194.3

Total Stockholders' Equity previously reported	$197.5	$179.5
Effect of change on Retained Earnings	3.8	3.4

Total Stockholders' Equity Restated	$201.3	$182.9

Total Liabilities and Stockholders' Equity previously reported	$491.2	$497.9
Effect of change on Noncurrent Deferred
Income Tax Liabilities	—	2.0
Effect of change on Retained Earnings	3.8	3.4

Total Liabilities and Stockholders' Equity Restated	$495.0	$503.3

Note 4. Restructuring Charge

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

Note 5. Supplemental Disclosures

  Supplemental Balance Sheet Data

	As of December 31,
	2003	2002
Summary of Accounts Receivable:
Trade	$70.6	$55.1
Other.	21.8	14.8
Less allowances for doubtful accounts and sales discounts	(0.5)	(0.5)

Total	$91.9	$69.4

Analysis of Allowances for Doubtful Accounts and Sales Discounts:

	Balance at Beginning of Period	Charged to Expense	Write-offs and Discounts	Currency Translation	Balance at End of Period
As of December 31, 2003
Allowance for doubtful accounts.	$0.5	$0.1	$(0.2)	$0.1	$0.5
Allowance for sales discounts	—	0.1	(0.1)	—	—

Total	$0.5	$0.2	$(0.3)	$0.1	$0.5

As of December 31, 2002
Allowance for doubtful accounts.	$1.5	$(0.1)	$(0.6)	$(0.3)	$0.5
Allowance for sales discounts	—	—	—	—	—

Total	$1.5	$(0.1)	$(0.6)	$(0.3)	$0.5

As of December 31, 2001
Allowance for doubtful accounts	$1.8	$0.2	$(0.4)	$(0.1)	$1.5
Allowance for sales discounts	—	0.1	(0.1)	—	—

Total	$1.8	$0.3	$(0.5)	$(0.1)	$1.5

	As of December 31,
	2003	2002
Summary of Inventories by Major Class:
At the lower of cost on the FIFO and weighted average methods or market:
Raw materials	$34.2	$28.3
Work in process	9.6	9.1
Finished goods	36.8	29.6
Supplies and other	16.9	13.3

Total	$97.5	$80.3

	As of December 31,
	2003	2002
Summary of Accrued Expenses:
Accrued salaries, wages and employee benefits	$40.2	$30.9
Other accrued expenses	33.9	24.5

Total	$74.1	$55.4

  Supplemental Cash Flow Information

	For the years ended December 31,
	2003	2002	2001
Interest paid	$3.0	$4.3	$5.3
Interest capitalized	0.7	0.2	1.0
Income taxes paid (1)	9.8	10.6	9.2
Increase (Decrease) in cash and cash equivalents due to exchange rate changes	1.2	(0.2)	(0.2)

(1)
The SMF consolidated tax group paid only nominal amounts of minimum required income taxes in all periods presented due to net operating loss carryforwards retained in the 1995 spin-off.

Note 6. Debt

        Effective January 31, 2002, the Company entered into an unsecured credit agreement with a group of banks ("Credit Agreement"), providing five-year and 364-day revolving loan facilities. Under the Credit Agreement, on January 31, 2002, the Company utilized portions of both the U.S. dollar and euro five-year revolvers and repaid the full amounts outstanding under a prior credit agreement.

        Under the Credit Agreement, the Company and SMF have five-year and 364-day revolving loan facilities available totaling up to 62 million euros (or $78.0 using the December 31, 2003 currency exchange rate) (the "Euro Credit Facility") and the Company has five-year and 364-day revolving loan facilities available totaling up to $55.0 (the "U.S. Credit Facility" and, together with the Euro Credit Facility, the "Credit Facilities"). The Euro Credit Facility consists of a five-year revolving credit facility in the amount of up to 50 million euros (or $62.9 using the December 31, 2003 currency exchange rate) (the "Five-Year Euro Revolver") and a renewable 364-day revolving credit facility in an amount of up to 12 million euros (or $15.1 using the December 31, 2003 currency exchange rate) (the "364-Day Euro Revolver"). Borrowings by SMF under the Euro Credit Facility are guaranteed by the Company. The Company also has the ability to borrow under the Euro Credit Facility although it does not currently anticipate doing so. The U.S. Credit Facility consists of a five-year revolving credit facility to the Company in the amount of up to $45.0 (the "Five-Year U.S. Revolver", and, together with the Five-Year Euro Revolver, the "Five-Year Revolvers") and a renewable 364-day revolving credit facility available to the Company in an amount of up to $10.0 (the "364-Day U.S. Revolver" and, together with the 364-Day Euro Revolver, the "364-Day Revolvers"). The terms of the Credit Agreement provide the Company with flexibility to utilize cash balances to pay down the Five-Year Revolvers and subsequently draw on those facilities again when needed.

        Under the Credit Agreement, the interest rate under the Five-Year U.S. Revolver is the sum of (a) either 0.70 percent per annum or 0.80 percent per annum (the "Applicable Margin"), determined by reference to the Company's Net Debt to Equity Ratio (as defined in the Credit Agreement) plus (b) the London interbank offered rate for U.S. dollar deposits ("LIBOR"). Under the Credit Agreement, the interest rate under the Five-Year Euro Revolver is the sum of the Applicable Margin plus the euro zone interbank offered rate for euro deposits ("EURIBOR"). The interest rates under the U.S. and Euro 364-Day Revolvers are determined using the same formula for the respective Five-Year Revolvers except that the Applicable Margin is either 0.65 percent per annum or 0.75 percent per annum, determined by reference to the Company's Net Debt to Equity Ratio (as defined in the Credit Agreement).

        The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company maintain certain defined financial ratios (a minimum Tangible Net Worth, a maximum Net Debt to Equity Ratio and a maximum Net Debt to Adjusted EBITDA Ratio, all as defined in the Credit Agreement). At December 31, 2003, the Company's Tangible Net Worth was $46.9 above the minimum permitted amount while Net Debt was $53.7 less than the maximum permitted amount under the most restrictive covenant. The Company does not currently anticipate any change in business conditions of a nature that would cause the Company to violate its covenants under the Credit Agreement.

        The Company selectively enters into interest rate hedge agreements with respect to its variable rate long-term borrowings under its credit facilities to manage its exposure to interest rate increases when it is practicable and cost-effective to do so. During the first quarter of 2001, the Company entered into interest rate swap agreements to fix the variable rate component of certain of its variable rate long-term debt. The combination of these interest rate swap agreements began with a notional amount of $45, declining to $30 effective January 31, 2002, and declining again to $15 effective July 31, 2002 through the remainder of the contract terms ending January 31, 2003. These interest rate swap agreements fixed the London interbank offered rate for U.S. dollar deposits at 5.42 percent. This had the effect of fixing the Company's interest rate including margin at 5.72 percent on $45 of its debt through January 31, 2002, the effective date of the new Credit Agreement, 6.12 percent on $30 of its debt from February 1, 2002 through July 31, 2002, and 6.12 percent on $15 of its debt from August 1, 2002 through January 31, 2003. Effective January 31, 2003, the Company entered into a two-year interest rate swap agreement to fix the LIBOR rate component of $15 of its variable rate U.S. dollar long-term debt at 2.05 percent, which had the effect of fixing the Company's interest rate, including margin, at 2.75 percent on $15 of its debt through January 31, 2005. These interest rate swap contracts were designated as cash flow hedges and the Company applied the short-cut method treatment under SFAS No. 133. As such, the Company assumed there was no ineffectiveness of these hedge contracts, and accordingly, no gain or loss was recorded in the income statement relative to the changes in fair value of these interest rate swap contracts, but instead the changes in fair value of the contracts were reflected in other comprehensive income (loss). The fair value balances were $(0.1) and $(0.2) as of December 31, 2003 and 2002, respectively, and were included in accumulated other comprehensive income (loss), net of tax, on the Company's consolidated balance sheet. There have been no other interest rate-related derivative contract agreements entered into by the Company during the years covered by these financial statements. The weighted average effective interest rates on the Company's Five-Year Revolvers and term loan facilities (for periods prior to January 31, 2002) were 2.5 percent, 5.3 percent and 5.4 percent for the years ended December 31, 2003, 2002 and 2001, respectively.

        At both December 31, 2003 and 2002, long-term debt other than the Five-Year Revolvers primarily consisted of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended as to whether to invest the funds in a financial institution or to invest the funds with their respective employer. To the extent that funds are invested with the Company, these amounts bear interest at the five-year treasury note rate in France (4.41 percent and 5.37 percent at December 31, 2003 and 2002, respectively) and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

        Following are the balances of long-term debt obligations as of December 31:

	2003	2002
Five-Year U.S. Revolver	$45.0	$20.0
Five-Year Euro Revolver	6.3	—
French Employee Profit Sharing	23.4	18.6
Other	3.2	2.8

	77.9	41.4
Less current portion	(11.7)	(4.0)

	$66.2	$37.4

        While such plans may change, the Company does not currently expect to repay any principal amounts outstanding under the Five-Year U.S. Revolver in the next 12 months and is not required to repay such amounts prior to the January 31, 2007 maturity date; therefore for purposes of the following table, the Company has reflected such amounts as maturing in 2007. Although the Company is also not required to repay any principal amounts outstanding under the Five-Year Euro Revolver prior to the January 31, 2007 maturity date, the

Company does currently plan to repay the full amount outstanding under the Five-Year Euro Revolver during 2004 and therefore that amount is reflected in the following table as maturing in 2004. Following are the scheduled maturities for the Company's long-term debt obligations as of December 31, 2003:

2004	$11.7
2005	5.6
2006	4.4
2007	49.9
2008	5.6
Thereafter	0.7

$77.9

        At December 31, 2003, the Company had $107.9 of its Five-Year Revolvers available in the United States and France under the Credit Agreement, of which $51.3 was outstanding at December 31, 2003. These facilities permit borrowing at competitive interest rates and are available for general corporate purposes. The Company pays commitment fees on the unused portion of these Five-Year Revolvers at an annual rate of .35 percent and may cancel all or a portion of the unused facilities without penalty at any time prior to their expiration.

        At December 31, 2003, the Company had $25.1 of its 364-Day Revolvers available in the United States and France under the Credit Agreement, all of which was unused. These facilities permit borrowing at competitive interest rates and are available for general corporate purposes. Effective January 29, 2004, the Company renewed these short-term facilities to January 27, 2005. The Company pays commitment fees on the unused portion of these 364-Day Revolvers at an annual rate of .25 percent and may cancel all or a portion of the unused facilities without penalty at any time prior to their expiration.

        The Company also had other uncommitted bank credit facilities available totaling $36.5, of which $19.0 was outstanding at December 31, 2003 and reported as other short-term debt on the consolidated balance sheet. No commitment fees are paid on the unused portion of these facilities.

        At December 31, 2003 and 2002, the estimated fair value of the Company's long-term debt and short-term debt approximated the carrying amount. These fair values were based on quoted market prices for the same or similar debt or on current rates offered to the Company for obligations with the same maturities.

Note 7. Income Taxes

        An analysis of the provision (benefit) for income taxes for the years ended December 31, 2003, 2002 and 2001 follows:

	2003	2002	2001
Current income taxes:
U.S. Federal	$1.2	$0.1	$1.5
U.S. State	0.2	—	0.2
Foreign	6.4	12.2	10.2

	7.8	12.3	11.9

Deferred income taxes:
U.S. Federal	(3.2)	(1.6)	(2.9)
U.S. State	(0.4)	(0.3)	(0.3)
Foreign	7.8	6.7	7.6

	4.2	4.8	4.4

Total	$12.0	$17.1	$16.3

        Income before income taxes included income of $54.8 in 2003, $61.9 in 2002 and $49.6 in 2001 from operations outside the United States.

        A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rate	$18.0	35.0%	$19.3	35.0%	$15.6	35.0%
Valuation allowance adjustments	(3.2)	(6.2)	(2.3)	(4.2)	—	—
Other foreign taxes, net	(2.4)	(4.7)	(0.3)	(0.5)	0.5	1.1
Other, net	(0.4)	(0.8)	0.4	0.7	0.2	0.4

Provision for income taxes	$12.0	23.3%	$17.1	31.0%	$16.3	36.5%

        The comparison of the Company's effective income tax rate in 2003 compared with 2002 was impacted by net favorable valuation allowance adjustments of $3.2 in 2003 and $2.3 in 2002. The valuation allowance adjustments in 2002 were recorded primarily as a result of partial resolution of tax audits in the Company's French operations, while the valuation allowance adjustments in 2003 were recorded as a result of the final settlement of tax audit assessments in France and by the Company's improved ability to utilize foreign tax credits in the United States. The Company's U.S. income tax situation changed, in part, due to the effects of the Company having implemented certain tax elections, including the conversion from LIFO to FIFO inventory valuation for income tax purposes. Included in the $2.4 favorable effect of other foreign taxes, net in 2003 is a $1.6 net benefit from restructuring of the Company's foreign operations implemented in the second quarter of 2003, which provides net foreign tax deductions for which an income tax benefit has been recognized.

        The Company's effective income tax rate in 2002 compared with 2001 was impacted by the net favorable valuation allowance adjustments of $2.3 in 2002, as well as by a decrease in the French corporate income tax rate from 36.3 percent for 2001 to 35.3 percent for 2002 and subsequent years.

        The Company considers the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested or plans to repatriate such earnings only when tax-effective to do so. Accordingly, no provision for U.S. federal and state income taxes has been made thereon. Upon distribution of those earnings in the form of dividends, loans to the U.S. parent, or otherwise, the Company could be liable for both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to foreign tax authorities. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with its hypothetical calculation.

        Deferred income tax assets (liabilities) as of December 31, 2003 and 2002 were comprised of the following:

	2003	2002
Current deferred income tax assets attributable to:
Inventories	$(0.9)	$(0.7)
Postretirement and other employee benefits.	2.0	2.2
Other accrued liabilities	4.0	2.2
Other	0.4	—

Net current deferred income tax asset	$5.5	$3.7

Noncurrent deferred income tax assets attributable to:
Operating loss and tax credit carryforwards	$13.5	$11.1
Postretirement and other employee benefits	14.0	17.1
Accumulated depreciation and amortization	(16.9)	(20.3)
Valuation allowances	(10.0)	(8.6)
Other	1.7	0.9

Net noncurrent deferred income tax asset	$2.3	$0.2

Noncurrent deferred income tax liabilities attributable to:
Accumulated depreciation and amortization	$(45.1)	$(31.1)
Operating loss and tax credit carryforwards	15.4	21.7
Postretirement and other employee benefits	4.5	1.6
Valuation allowances	—	(6.2)
Other	(1.1)	(3.0)

Net noncurrent deferred income tax liability	$(26.3)	$(17.0)

        The net noncurrent deferred income tax asset relates to the U.S. and Spanish tax jurisdictions and the net noncurrent deferred income tax liability relates to the French, Brazilian and Canadian tax jurisdictions. Total deferred income tax assets were $49.4 and $44.5 at December 31, 2003 and 2002, respectively. Total deferred income tax liabilities were $67.9 and $57.6 at December 31, 2003 and 2002, respectively.

        Under French tax law, net operating loss carryforwards ("NOLs") incurred through December 31, 1994 by SMF subsidiaries unrelated to the Company's businesses were retained by SMF as of January 1, 1995 following SMF's distribution of those subsidiaries to Kimberly-Clark in connection with the spin-off. In addition to SMF's remaining NOLs, NOLs were generated during 2003 by the SMH tax group in France and by SM-Spain since its formation in 1997.

        The following summarizes the changes in the Company's NOLs and the related noncurrent deferred income tax asset and valuation allowance for the years ended December 31, 2003, 2002 and 2001:

	NOLs	Total Asset	Valuation Allowance	Net Asset
Amount at December 31, 2000	$106.1	$37.7	$(10.2)	$27.5
2001 utilization	(22.3)	(7.9)	—	(7.9)
Currency translation effect	(6.0)	(2.3)	0.9	(1.4)

Amount at December 31, 2001	77.8	27.5	(9.3)	18.2
French and Spanish valuation allowance adjustments, net	—	—	2.9	2.9
2002 utilization, net of generated	(21.5)	(7.5)	(0.3)	(7.8)
Currency translation effect	10.7	3.7	(1.5)	2.2

Amount at December 31, 2002	67.0	23.7	(8.2)	15.5
French valuation allowance adjustments, net	(13.1)	(4.6)	6.9	2.3
2003 utilization, net of generated	(14.5)	(5.2)	—	(5.2)
Currency translation effect	11.0	3.8	(1.1)	2.7

Amount at December 31, 2003	$50.4	$17.7	$(2.4)	$15.3

        Under current tax laws governing the tax jurisdictions in which the Company has NOLs, remaining NOLs in France carry forward indefinitely and NOLs in Spain expire the later of ten years subsequent to the year generated or ten years subsequent to the first year of taxable income in Spain (which was 2000). Of the $50.4 of NOLs still available at December 31, 2003, $6.0 and $1.0 will expire in 2010 and 2012, respectively, if not utilized against taxable income in Spain. The remaining $43.4 of NOLs are in France and have no expiration date. Valuation allowances related to NOLs in Spain totaled $2.4 as of December 31, 2003, fully reserving the related net deferred tax asset in Spain and reducing it to zero, the amount which is estimated to be realizable through utilization of the NOLs. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset of $15.3, all of which is in France, will be realized. However, that amount could change if, among other considerations, estimates of future taxable income or income tax regulations or interpretations change during the carryforward periods.

        In addition to the NOLs above, the Company has generated foreign tax credits in excess of the amount of foreign tax credits utilized in its U.S. federal income tax returns, as well as federal research credits, certain state credits, primarily for investments in fixed assets in those states, and federal alternative minimum tax ("AMT") credits. The amount of cumulative excess foreign tax credits, including an estimate of credits expected to be generated in 2003, totaled $6.0 at December 31, 2003. These credits carry forward five years from the date generated, however, because the Company does not currently foresee being able to realize a financial benefit from these credits prior to their expiration, these assets were fully reserved at December 31, 2003 with a valuation allowance of $6.0. The federal research credits and various U.S. state and Canadian provincial tax credits are estimated to total $2.5 as of December 31, 2003, of which the Company has estimated that $0.9 of these credits will be realized prior to their expiration and thus has a valuation allowance of $1.6 at December 31, 2003. The Company's federal AMT credits, related to its filed 2002 and prior year tax returns and the Company's estimated 2003 AMT, totaled $2.7 at December 31, 2003. These federal AMT credits carry forward indefinitely, for which no valuation allowance has been recorded.

        The following table summarizes the deferred income tax assets related to operating loss and tax credit carryforwards and associated valuation allowances discussed above as of December 31, 2003:

	Total Asset	Valuation Allowance	Net Asset
Net operating loss carryforwards	$17.7	$(2.4)	$15.3
Foreign tax credit carryforwards	6.0	(6.0)	—
Federal research, U.S. states and Canadian provincial tax credit carryforwards	2.5	(1.6)	0.9
Federal AMT credit carryforwards	2.7	—	2.7

	$28.9	$(10.0)	$18.9

        Along with numerous other companies and banks in France, PdM was subject to a tax claim with respect to its purchase of certain bonds in 1988 which were represented by the two selling banks as carrying specific tax benefits. The French taxing authority challenged the use by PdM of those benefits. In 1997, PdM fully accrued the assessed principal and interest following a court decision and, while appealing the court decision, subsequently paid the $0.6 final assessment in 2001 so that there is no remaining risk of loss. Since the claim against PdM by the French taxing authority related to a period prior to PdM joining the SMF consolidated tax group, the unfavorable outcome could not be offset with the NOLs of the consolidated tax group. PdM had filed claims against each selling bank on the basis of their misrepresentation of certain facts. The Company's claim against one of the banks was rejected by a trial court in 1996 and the Company appealed this decision. In 1997, the case against the other bank was stayed until the claim filed by the French taxing authority against PdM was resolved. In 2002, the French court reached a decision that companies such as PdM could pursue claims against the banks that sold the purportedly tax-advantaged bonds. PdM has submitted the necessary information to the court to pursue its claims against the selling banks. PdM will continue to pursue such claims in hopes of recovering against the selling banks. As of December 31, 2003, no asset has been recorded for this potential recovery.

Note 8. Postretirement and Other Benefits

  North American Pension and Postretirement Healthcare and Life Insurance Benefits

        The Company and its subsidiary in Canada have defined benefit retirement plans that cover substantially all full-time employees. Retirement benefits are based on either a cash balance benefit formula or a final average pay formula for certain employees who were "grandfathered" and retained retirement benefits under the terms of the plan prior to amendment of the plan to include a cash balance benefit formula. For employees under the cash balance formula, the Company annually credits to the employee's account balance a retirement contribution credit, which is a percentage of the employee's earnings based on age and years of vesting service in the plan, and an interest credit, based on the average yield for 30-year treasury bills. For employees under the final average pay formula, retirement benefits are based on years of service and generally on the average compensation earned in the highest five of the last 15 years of service. The Company's Canadian retirement benefit plan assets and liabilities are immaterial and therefore are not included in the following disclosures. The Company's U.S. employee pension plans accounted for approximately 80 percent and 70 percent of the Company's total pension plan assets and total accumulated benefit obligation, respectively, as of December 31, 2003.

        As of December 31, 2003, there were a total of 610 active employees covered by the plan's final average pay benefit formula and 220 active employees covered by the plan's cash balance benefit formula. There were also a total of 225 plan participants collecting monthly benefits under the plan's final average pay benefit formula.

        The Company and its subsidiary in Canada also have unfunded healthcare and life insurance benefit plans which cover substantially all retirees of the Company. Certain employees, who were "grandfathered" and retained benefits under the terms of the Company's plans prior to certain past amendments, receive retiree healthcare coverage at rates subsidized by the Company. For other eligible employees, future retiree healthcare coverage access will be offered at full cost to the retiree. The postretirement healthcare plans include a limit on the Company's share of costs for current and future retirees. The Company's retiree life insurance plans are noncontributory. The Company's Canadian postretirement benefits liability is immaterial and therefore is not included in the following disclosures.

        The Company uses a measurement date of December 31 for its pension and other postretirement healthcare and life insurance benefit plans. The funded status of these U.S. plans as of December 31, 2003 and 2002 was as follows (the Company's postretirement healthcare and life insurance benefit plans are unfunded):

	Pension Benefits		Healthcare and Life Insurance Benefits
	2003	2002	2003	2002
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$87.4	$72.5	$13.1	$11.5
Service cost	2.4	2.2	0.2	0.2
Interest cost	5.6	5.5	0.9	0.9
Actuarial losses	4.2	9.8	1.2	1.8
Participant contributions	—	—	0.1	0.1
Gross benefits paid	(3.9)	(2.6)	(1.3)	(1.4)

Projected benefit obligation at end of year	$95.7	$87.4	$14.2	$13.1

Change in Plan Assets:
Fair value of plan assets at beginning of year	$49.9	$54.1	$—	$—
Actual return on plan assets	9.7	(5.5)	—	—
Employer contributions	7.1	3.9	1.2	1.3
Participant contributions	—	—	0.1	0.1
Gross benefits paid	(3.9)	(2.6)	(1.3)	(1.4)

Fair value of plan assets at end of year	$62.8	$49.9	$—	$—

Funded status at end of year	$(32.9)	$(37.5)	$(14.2)	$(13.1)
Unrecognized actuarial losses	33.7	33.8	1.3	0.1
Unrecognized prior service cost and net transition obligation	(1.4)	(1.5)	(0.6)	(0.7)

Net accrued liability	$(0.6)	$(5.2)	$(13.5)	$(13.7)

Amounts recognized in the balance sheet consist of:
Accrued liability	$(0.6)	$(5.2)	$(13.5)	$(13.7)
Additional minimum liability	(23.9)	(23.4)	—	—
Accumulated other comprehensive loss	23.9	23.4	—	—

Net amount recognized in the balance sheet	$(0.6)	$(5.2)	$(13.5)	$(13.7)

        The projected and accumulated pension benefit obligations exceeded the fair value of pension plan assets for all of the Company's U.S. defined benefit pension plans as of December 31, 2003 and 2002, as follows:

	2003	2002
Projected benefit obligation	$95.7	$87.4
Accumulated benefit obligation	86.4	77.6
Fair value of plan assets	62.8	49.9

        Assumptions are used to determine the Company's benefit obligations. The rate used to discount the Company's projected future benefit obligations back to a present value is called the discount rate. The discount rate fluctuates from year to year based on current market interest rates for high-quality fixed-income investments. The Company also evaluates the expected average duration of its pension obligations in determining its discount rate. A change in the discount rate assumption of 0.25 percent would change the Company's estimated 2004 U.S. pension expense by approximately $0.25. An assumed long-term rate of compensation increase is also used to determine the projected benefit obligations. The weighted average assumptions used to determine benefit obligations as of December 31, 2003 and 2002 were as follows:

	Pension Benefits		Healthcare and Life Insurance Benefits
	2003	2002	2003	2002
Discount rate	6.00%	6.50%	6.00%	6.50%
Rate of compensation increase	3.50%	3.50%	—	—

        For purposes of measuring the postretirement healthcare benefit obligation, the following assumptions were used at December 31, 2003 and 2002:

	2003	2002
Health care cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2008	2008

        A one-percentage point increase or decrease in the healthcare cost trend rate would have a nominal effect on the total of the service and interest cost components of the postretirement benefit obligation, as well as the total postretirement benefit obligation, at December 31, 2003.

        The Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed December 8, 2003 to make additional voluntary benefits available through Medicare. The Company has elected not to recognize the effects of the Act in these financial statements. The Company will be evaluating the implications of the Act during 2004 and will recognize expected financial effects as prescribed by accounting standards in effect for subsequent reporting periods.

        The components of net pension and postretirement healthcare and life insurance benefit costs for U.S. employees for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Pension Benefits			Healthcare and Life Insurance Benefits
	2003	2002	2001	2003	2002	2001
Service cost	$2.4	$2.2	$2.1	$0.2	$0.2	$0.2
Interest cost	5.6	5.5	5.0	0.9	0.9	0.8
Expected return on plan assets	(6.0)	(6.2)	(6.2)	—	—	—
Amortizations and other	0.5	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)

Net periodic benefit cost	$2.5	$1.4	$0.8	$1.0	$1.0	$0.9

        Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The expected long-term rate of return on plan assets is used to reduce the expected gross periodic cost of the Company's benefits by that amount expected to be earned on assets of the plan. The expected long-term target rate of return on plan assets is based upon the Company's projected investment mix of plan assets, the assumption that future returns will be close to the historical long-term rate of return experienced for equity and fixed income securities and a ten to fifteen year investment horizon, so that fluctuations in the interim should be viewed with appropriate perspective. A change in the long-term rate of return assumption of 0.50 percent would change the Company's estimated 2004 U.S. pension expense by approximately $0.3. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Pension Benefits			Healthcare and Life Insurance Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	6.50%	7.25%	7.50%	6.50%	7.25%	7.50%
Expected long-term rate of return on plan assets	8.75%	9.50%	10.00%	—	—	—
Rate of compensation increase	3.50%	3.50%	3.50%	—	—	—

        The Company's investment strategy with respect to its U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure the plans' fiscal health. The primary goal of the Company's pension plans is to maintain the highest probability of assuring future benefit payments to participants while providing growth of capital in real terms. To achieve this goal, the investment philosophy is to protect plan assets from large investment losses, particularly over time, while growing the assets as fast as prudently possible. While there cannot be complete assurance that the objectives will be realized, the Company believes that the likelihood of realizing the objectives is reasonably high based upon this investment philosophy. The Company has an investment committee that meets formally on a periodic basis to review the portfolio returns and to determine asset mix targets. U.S. pension plan assets target allocation by asset category for 2004 and actual allocation by asset category at December 31, 2003 and 2002 were as follows:

Asset Category	2004 Target	at December 31, 2003	at December 31, 2002
Cash and cash equivalents	0%	2%	3%
Equity securities*	65	65	62
Fixed income securities	25	24	35
Other	10	9	0

Total	100%	100%	100%

* Target allocation for equity securities for 2004 includes 10% in international equity securities and 10% in domestic small company equity securities with the balance of the allocation in domestic large company equity securities. None of the Company's pension plan assets are targeted for investment in SWM stock, except that it is possible that one or more mutual funds held by the plan could hold shares of SWM.

        The Company expects the following estimated undiscounted future pension and postretirement healthcare and life insurance benefit payments, which are to be made from both pension plan and employer assets, net of amounts that will be funded from retiree contributions, and which reflect expected future service, as appropriate:

	Pension Benefits	Healthcare and Life Insurance Benefits
2004	$4.1	$1.3
2005	4.3	1.3
2006	4.7	1.3
2007	5.1	1.3
2008	5.5	1.2
2009-2013	34.2	5.8

        Although the Company will not be required to make cash contributions to its U.S. pension plan trust in 2004, the Company currently expects to contribute approximately $5 during 2004 in order to help improve the funded status of these plans. The Company also expects to pay approximately $1.3 during 2004 to cover its U.S. postretirement healthcare and life insurance benefit payments during the year.

  French Pension Benefits

        In France, employees are covered under a government-administered program. In addition, the Company's French operations sponsor retirement indemnity plans which pay a lump sum retirement benefit to all permanent employees who retire from the Company. The Company's French operations also sponsor a supplemental executive pension plan which is designed to provide a retirement benefit equal to between 50 and 65 percent of final earnings, depending upon years of service, after considering other government and Company sponsored retirement plans. As of December 31, 2003, there were a total of 166 active and 10 retired employees in the supplemental executive pension plan. Plan assets are principally invested in the general asset portfolio of a French insurance company. The Company currently expects to contribute approximately $5 to its French pension plans during 2004 in order to help improve the funded status of these plans.

        The Company uses a measurement date of December 31 for its French pension plans. The funded status of these plans as of December 31, 2003 and 2002 was as follows:

	Pension Benefits
	2003	2002
Projected benefit obligation at end of year	$38.5	$24.4
Fair value of plan assets at end of year	16.0	10.8

Funded status at end of year	$(22.5)	$(13.6)
Unrecognized actuarial losses	4.1	6.7
Unrecognized prior service cost and net transition obligation	5.6	1.7

Net accrued liability	$(12.8)	$(5.2)

Amounts recognized in the balance sheet consist of:
Accrued liability	$(12.8)	$(5.2)
Additional minimum liability	(9.5)	(2.1)
Intangible asset	0.5	—
Accumulated other comprehensive loss	9.5	2.1

Net amount recognized in the balance sheet	$(12.3)	$(5.2)

        The projected and accumulated pension benefit obligations exceeded the fair value of pension plan assets for all of the Company's French defined benefit pension plans as of December 31, 2003 and 2002, as follows:

	2003	2002
Projected benefit obligation	$38.5	$24.4
Accumulated benefit obligation	29.2	14.6
Fair value of plan assets	16.0	10.8

        The weighted average assumptions used to determine the Company's French pension benefit obligations as of December 31, 2003 and 2002 were as follows:

	2003	2002
Discount rate	5.25%	5.37%
Rate of compensation increase	3.50%	3.50%

        The components of net periodic pension costs for French employees for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Pension Benefits
	2003	2002	2001
Service cost	$1.5	$1.1	$0.7
Interest cost	1.7	1.2	0.8
Expected return on plan assets	(0.8)	(0.5)	(0.4)
Amortizations and other	0.8	0.5	0.3

Net periodic pension cost	$3.2	$2.3	$1.4

        The weighted average assumptions used to determine net periodic benefit costs for the French pension plans for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Discount rate	5.37%	5.75%	6.00%
Expected long-term rate of return on plan assets	5.25%	5.00%	5.00%
Rate of compensation increase	3.50%	3.00%	2.50%

  Brazilian Pension Benefits

        In Brazil, employees are covered under a government-administered program.

  Other Benefits

        Substantially all of the Company's U.S. employees have been given the opportunity to participate in a voluntary retirement savings plan. Under the plan, the Company matches a portion of employee contributions. Employees may reallocate their respective account balances, including any balances in the Company's common stock, amongst any number of the available investment choices under the plan provisions on a daily basis. The Company's cost under the plan reflected in the accompanying consolidated income statements was $1.0 for 2003 and $0.9 for each of the years 2002 and 2001. At December 31, 2003 and 2002, 500,000 shares of the Company's common stock were reserved for issuance under the plan, none of which had been issued as of December 31, 2003. The shares may, at the Company's option, be used to satisfy the Company's liability for its matching contributions.

        The Company also provides U.S. executives, certain other key personnel and its directors the opportunity to participate in deferred compensation plans. Those participating employees can elect to defer a portion of their salaries and certain other compensation. Those participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as deferred stock unit credits. The Company's liability balance under these plans totaled $2.4 and $1.3 at December 31, 2003 and 2002, respectively, which is included on the consolidated balance sheet in Other Noncurrent Liabilities. In connection with these plans, as well as the Company's supplemental executive retirement and executive severance plans, the Company has a grantor trust into which the Company has contributed funds toward its future obligations under the various plans. Grantor trust investments are primarily in company-owned life insurance policies. The balance of grantor trust assets totaled $2.2 and $1.1 at December 31, 2003 and 2002, respectively, which is included in Other Assets on the consolidated balance sheet.

        In accordance with French law, certain salaried employees in France may accumulate unused regular vacation and supplemental hours of paid leave that can be credited to an individual's Compte Epargne Temps ("CET"). The CET account may grow over an individual's career and the hours accumulated may be withdrawn upon retirement or under other special circumstances at the individual's then current rate of pay. The balance of the Company's liability for this program reflected in the accompanying consolidated balance sheet in Other Noncurrent Liabilities was $4.5 and $3.4 at December 31, 2003 and 2002, respectively.

Note 9. Stockholders' Equity

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

        Changes in the components of accumulated other comprehensive income (loss) are as follows for the years ended December 31, 2003, 2002 and 2001:

	2003			2002			2001
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Minimum pension liability adjustment	$(6.1)	$2.2	$(3.9)	$(19.1)	$7.3	$(11.8)	$(6.0)	$2.2	$(3.8)
Unrealized fair value of derivative instruments	0.1	(0.1)	—	0.9	(0.3)	0.6	(1.1)	0.4	(0.7)
Unrealized foreign currency translation adjustments	30.7	—	30.7	3.4	—	3.4	(12.1)	—	(12.1)

Total	$24.7	$2.1	$26.8	$(14.8)	$7.0	$(7.8)	$(19.2)	$2.6	$(16.6)

        The Company's Equity Participation Plan provides that eligible employees may be granted stock options which, when exercised, give the recipient the right to purchase the Company's common stock at a price no less than the "fair market value" (as defined in the Equity Participation Plan) of such stock at grant date. Options awarded under the Equity Participation Plan only become exercisable after specified periods of employment after the grant thereof (30 percent after the first year, 30 percent after the second year and the remaining 40 percent after the third year). Generally, such options expire ten years subsequent to the date of grant. At December 31, 2003, 2,235,000 shares of the Company's common stock were reserved under the Equity Participation Plan. At December 31, 2003, there were 424,960 shares available for future awards.

        The following table presents stock option activity for the years 2003, 2002 and 2001:

	2003		2002		2001
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	1,418,506	$19.20	1,280,060	$18.37	1,214,460	$19.74
Granted	228,200	24.60	277,150	23.03	195,900	19.34
Forfeited	(4,150)	19.05	(18,200)	26.57	—
Cancelled	—		—		(107,500)	36.14
Exercised	(56,917)	19.03	(120,504)	18.29	(22,800)	15.65

Outstanding at end of year	1,585,639	19.99	1,418,506	19.20	1,280,060	18.37

Options exercisable at year-end	1,087,874	$18.52	995,625	$18.25	853,950	$19.01

Weighted-average per share fair value of options granted during the year	$7.83		$6.95		$6.07

        The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$13.00 to $15.91	505,426	5.1 years	$15.51	505,426	$15.51
$19.35 to $20.90	184,103	7.0	19.41	107,543	19.41
$21.06 to $25.97	889,610	5.6	22.56	468,405	21.38
$28.19 to $34.00	6,500	3.2	31.32	6,500	31.32

$13.00 to $34.00	1,585,639	5.6 years	$19.99	1,087,874	$18.52

        Effective December 1999, the Company established a Restricted Stock Plan which is intended to promote the long-term financial success of the Company by attracting to the Company and retaining outstanding executive personnel and to motivate such personnel by means of restricted stock grants. The Compensation Committee of the Company's Board of Directors selects participants and establishes the terms of any grant of restricted stock. The Company's Restricted Stock Plan provides that such a grant immediately transfers ownership rights in shares of the Company's common stock to the recipient of the grant, including the right to vote the shares and to receive dividends thereon, at a share price established by the Compensation Committee in its discretion. The recipient's continued ownership of and right to freely transfer the restricted stock is subject to such conditions on transferability and to such risks of forfeiture as are established by the Compensation Committee at the time of grant, which may include continued employment with the Company for a defined period, achievement of specified management performance objectives or other conditions established by the Compensation Committee. The number of shares which may be issued under this Restricted Stock Plan is limited to the lesser of 1,000,000 shares or the number of treasury shares held by the Company as of the date of any grant. No single participant may be awarded, in the aggregate, more than 50 percent of the shares authorized to be issued under the Restricted Stock Plan. As of December 31, 2003, 78,000 restricted shares had been issued under the Restricted Stock Plan most of which will not vest until four years of service from the date of the grant. The number of shares available for future awards is limited, as of December 31, 2003, to 922,000.

        A reconciliation of the average number of common shares outstanding used in the calculations of basic and diluted net income per share follows (in 000's):

	2003	2002	2001
Average number of common shares outstanding	14,738.3	14,853.5	14,777.2
Dilutive effect of:
— stock options	318.1	317.9	203.7
— restricted stock	66.6	60.0	50.0
— directors' deferred stock compensation	15.3	11.2	7.4

Average number of common and potential common shares outstanding	15,138.3	15,242.6	15,038.3

        There were stock options outstanding that were not included in the calculation of diluted net income per share because their exercise price was greater than the average market price of the Company's common stock during the respective periods, as summarized below (shares in 000's):

	2003	2002	2001
Average number of share equivalents not included	115.1	79.8	318.8
Weighted-average option price per share	$24.91	$24.18	$24.10
Expiration date of options	2006 to 2013	2006 to 2012	2006 to 2011
Options outstanding at year-end not included	6.5	8.5	16.4

Note 10. Foreign Currency

        Foreign currency gains (losses) have arisen from settlement of transactions in non-local currencies and the remeasurement of non-local currency denominated monetary assets and liabilities into the currency of the country in which the operation is domiciled. Such gains (losses) included in other income (expense), net were ($1.0) in 2003, $0.9 in 2002 and $0.6 in 2001.

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

        At December 31, 2003, there were outstanding forward contracts, which were held for purposes other than trading, maturing at various dates in 2004, to purchase approximately $24 of various foreign currencies. At December 31, 2002, there were outstanding forward contracts, which were held for purposes other than trading, maturing at various dates in 2003, to purchase approximately $5 of various foreign currencies. These contracts were designated as cash flow hedges of foreign currency transactions to fix the Company's local currency cash flow. These contracts had not given rise to any significant net deferred gains or losses as of December 31, 2003 and December 31, 2002, and their fair values approximated their carrying value. The higher volume of such contracts at December 31, 2003 compared with December 31, 2002 was due to a higher level of sales at the end of 2003 compared with the end of 2002 as well as increased notional amounts related to loan balances denominated in currencies other than the local currency of the respective entity.

Note 11. Commitments

  Operating Leases

        Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2003 are less than $1.5 annually over the next five years and thereafter. Rental expense under operating leases was $4.3 for both 2003 and 2002 and $4.1 in 2001.

  Other Commitments

        A vendor of PdM operates a calcium carbonate plant on-site at the Quimperle, France mill. Under the terms of the agreement, which is currently scheduled to expire at the end of 2009, the annual minimum contractual commitment is at a quantity and price which would require $2.6 of calcium carbonate purchases. Under this agreement, the net raw material price expected to be paid is less than the net price at which the raw material could otherwise be purchased, and thus the commitment is not expected to result in a loss. The Company's purchases for the mill in Quimperle were less than the minimum annual commitment level during 2002. This matter is discussed further under the caption "Solvay Matter" in Note 12. The on-site calcium carbonate plant in Quimperle continues to operate and supply a portion of the Company's calcium carbonate requirements in France, and PdM undertook efforts to mitigate the issues associated with the use of the slurry-form calcium carbonate which is produced at the plant such that the minimum annual commitment was purchased by PdM in 2003.

        Similarly, a vendor of SWM-B operates a calcium carbonate plant on-site at the Pirahy, Brazil mill. Under that agreement, which will expire in 2006, the net raw material prices vary according to the quantities produced, however, SWM-B is committed to pay at least the monthly fixed costs of the calcium carbonate plant which are less than $0.1 per month. Under this agreement, the net raw material price expected to be paid is less than the net price at which the raw material could otherwise be purchased, and thus the commitment is not expected to result in a loss. Additionally, SWM-B's current annual level of calcium carbonate usage exceeds its annual contractual minimum commitments.

        The Company enters into certain other immaterial contracts from time to time for the purchase of certain raw materials. The Company also enters into certain contracts for the purchase of equipment and related costs in connection with its ongoing capital projects which, at December 31, 2003, totaled approximately $5.8.

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

        As of December 31, 2003, the Company had issued guarantee instruments in connection with certain agreements and as required by regulatory agencies in connection with certain of the Company's ongoing obligations, as follows: (i) The Company issued a surety bond to the State of Massachusetts beginning in 1998 in the principal amount of $1.5 related to the Company's ongoing obligation for post-closure monitoring and maintenance of a landfill site. This surety bond has been replaced with a letter of credit for the same principal amount effective April 2003. The Company has a liability recorded at December 31, 2003 of $0.5 based on its current estimate of the remaining costs to perform such post-closure care. (ii) Since 1995, the Company has issued an annual letter of credit to an insurance company, the current principal amount of which was $1.2 as of December 31, 2003, in connection with its administration of the Company's workers compensation claims in the United States, for which the Company has recorded a liability of $1.2 at December 31, 2003. (iii) The Company began issuing a letter of credit to the Township of East Brunswick, New Jersey beginning in 1988, the current principal amount of which was $0.7 as of December 31, 2003, in connection with the Company's long-term obligation related to the municipality's recovery of the cost of installation of a water line to the Company's Spotswood mill, for which the Company has a recorded liability of $0.6 at December 31, 2003. (iv) The Company has certain other letters of credit and surety bonds outstanding at December 31, 2003, which are not material either individually or in the aggregate.

Note 12. Legal Proceedings

  ICMS Matter

        On December 27, 2000, SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro, Brazil concerning Imposto sobre Circulação de Mercadorias e Serviços ("ICMS"), a form of value-added tax, consisting of unpaid ICMS taxes from January 1995 through November 2000, together with interest and penalties in the total amount of approximately $13.6, based on the foreign currency exchange rate at December 31, 2000 (collectively, the "Assessment"). The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. One of the two assessments, estimated at December 31, 2000 at approximately $9.1, related in part to tax periods that predated the Company's acquisition of Pirahy and is covered in part by an indemnification from the sellers of Pirahy ("Assessment 1"). The second assessment pertains exclusively to periods that SWM-B owned the Pirahy mill ("Assessment 2"). While SWM-B is primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owner under the indemnification.

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

        Administrative appeals were filed on the Assessment, and in April 2001 and August 2001 decisions were rendered on these administrative appeals. The State of Rio de Janeiro tax authorities denied the appeal of Assessment 2 in its entirety and reduced the original amount of Assessment 1 by approximately $1.6 based on SWM-B's argument that Assessment 1 in part covered periods barred by the applicable statute of limitations. Following these decisions at the administrative level, judicial actions captioned Schweitzer-Mauduit do Brasil S.A. vs State of Rio de Janeiro were filed in the Judiciary Branch of the 11th Public Treasury Court for the State of Rio de Janeiro to annul the tax and to enjoin enforcement pending final adjudication of the Assessment. The courts issued injunctions, which were upheld on appeal, against enforcement of the Assessment without the requirement for any bond or posting of other collateral by SWM-B, pending final determination of SWM-B's action to annul the tax debts. In August and November 2003, the court hearing the challenges in the State of Rio de Janeiro ruled in SWM-B's favor in its suits to vacate Assessment 2 and Assessment 1, respectively, affirming the bases of SWM-B's legal challenges of the Assessment, and ruled that the government should pay the Company's legal and court fees in the cases. While the favorable decisions by the court with respect to the Assessment provide further support for SWM-B's positions, these decisions will be automatically appealed, as provided for under Brazilian legislation for cases involving an adverse financial outcome for the government in lower courts. SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, the final resolution of this matter may still entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years. Based on the foreign currency exchange rate at December 31, 2003, the Assessment, as reduced in August 2001, totaled approximately $11.6 as of December 31, 2003, of which approximately $5.2 is covered by the above-discussed indemnification. No liability has been recorded in the Company's consolidated financial statements for the Assessment based on the Company's evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

        In February 2004, SWM-B filed suit against the State of Rio de Janeiro to recover ICMS credits previously reversed in 2000 following receipt of the Assessment. After the Assessment was filed against the Company, SWM-B changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of having received the August and November 2003 favorable lower court rulings to the above Assessment 2 and Assessment 1, respectively, SWM-B has petitioned the court for permission to offset overpaid ICMS taxes against current tax liabilities. SWM-B believes it has a reasonable chance of success in this case. The amount of the claim totals approximately $1.3, based on the foreign currency exchange rate at December 31, 2003. As of December 31, 2003, no asset has been recorded for this potential recovery.

  Solvay Matter

        During 1998, PdM, a wholly-owned indirect French subsidiary of the Company, entered into an agreement with one of its vendors, Solvay Specialties France S.A. ("Solvay"), in connection with PdM's purchases of calcium carbonate. Solvay agreed to construct and operate an on-site plant at the Quimperle, France mill at a capital cost of approximately 40 million French franc ($7.7 at the December 31, 2003 exchange rate). If PdM buys less than the minimum purchase commitments under the agreement, for reasons not permitted under the agreement, Solvay can terminate the contract and require PdM to pay Solvay the then net book value of the building and equipment, determined using a straight-line method of depreciation over the life of the agreement, which amount was approximately $4.6 at December 31, 2003, as well as costs to dismantle the mill and severance pay for the employees, together estimated at approximately $0.4. During the first six months of 2002, PdM determined that the slurry-form calcium carbonate produced by the on-site plant was causing variations in some of its products. The agreement provides generally that use of the slurry-form calcium carbonate will not have a notable effect on PdM's products compared to their production using the dry-form of calcium carbonate provided by Solvay. Because of the product variations it was detecting and in order to comply with customers' specifications for its products, PdM reduced its consumption of slurry-form calcium carbonate and subsequently purchased less than the minimum annual purchase commitment of slurry-form calcium carbonate produced by the on-site plant during 2002, substituting dry-form calcium carbonate from Solvay in its place. The on-site plant continues to operate and supply a portion of PdM's calcium carbonate requirements. The quality problems with the slurry-form calcium carbonate continued in the latter half of 2002 and in 2003, but PdM undertook efforts to mitigate the issues associated with use of the slurry, which allowed it to increase its consumption of the slurry such that the minimum annual commitment of slurry-form calcium carbonate was purchased by PdM in 2003. Since the amount of slurry-form calcium carbonate purchased from Solvay prior to 2003 had been less than the original amount contemplated, Solvay has requested payment corresponding to a reduction in the contractual quantity discounts that had been provided to PdM in 2002 and prior years, to which PdM disagrees. Additionally, PdM has continued to apply the contractual quantity discounts against subsequent invoices, to which Solvay disagrees.

        On November 22, 2002, PdM received service of process concerning an action filed by Solvay in the Tribunal de Commerce court sitting in Paris, France. The principal parties to this action are Solvay and PdM. The action petitions the court to appoint an expert for the purpose of determining the rights and obligations under the contract concerning the satellite precipitated calcium carbonate plant installed at the PdM mill by Solvay, which had not, according to PdM, produced product in accordance with the contract terms. The action, the factual basis of which is described above, asks the court to adjudicate the price level that should apply under the contract to deliveries of product from the satellite plant and from other Solvay production facilities. The dispute over the applicable price arises due to contractual price provisions that are based upon levels of consumption of product from the satellite plant that PdM contends it could not consume due to the plant's inability to deliver product of a quality contemplated by the contract. PdM has good and meritorious defenses to Solvay's claims and, based on the Company's current understanding of the facts and law and the expected outcome if fully litigated, this matter is not expected to have a material adverse effect on the Company's operations or financial results. The Company believes that the matter will be resolved short of a full and final adjudication by the court, and PdM has established an accounting reserve in an amount it considers reasonable to achieve a settlement that would be less than the estimated cost and associated uncertainty inherent in fully litigating the matter.

  Indemnification Matter

        In connection with the Company's spin-off from Kimberly-Clark and pursuant to the resulting Transfer, Contribution and Assumption Agreement and the related Distribution Agreement between Kimberly-Clark and the Company dated October 23, 1995, the Company undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to the Company that were not identified as excluded liabilities in the above-mentioned agreements. To date, no claims which the Company deems material to its financial condition or results of operations have been tendered to the Company under this indemnification that have not been previously disclosed. As of the date of these financial statements, there are no claims pending under this indemnification that the Company deems to be material.

  General Matters

        The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without a material adverse effect on the Company's consolidated financial statements.

Note 13. Environmental Matters

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

        The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company's facilities in the United States, France, Brazil and Canada. For these purposes, the Company incurred total capital expenditures of $5.8 in 2003, and anticipates that it will incur approximately $2 to $3 in 2004 and approximately $1 in 2005, of which no material amount is the result of environmental fines or settlements. The major projects included in these amounts are wastewater treatment facility upgrade projects in conjunction with capacity expansions, one each in France and the United States with spending of approximately $3 for each during these periods. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on the Company's financial condition or results of operations.

Note 14. Business Segments and Geography

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

        Tobacco industry products comprised 91 to 93 percent of the Company's consolidated net sales in each of the years 2003, 2002 and 2001. The Company's non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

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

Unallocated items and eliminations, net include receivables from other segments and immaterial balances of the Company's international holding company in Spain.

	Net Sales
	2003		2002		2001
United States	$183.1	32.3%	$172.5	34.4%	$172.0	34.4%
France	352.9	62.3	292.1	58.3	280.1	56.1
Brazil	44.9	7.9	44.2	8.8	53.4	10.7

Subtotal	580.9	102.5	508.8	101.5	505.5	101.2

Intersegment sales by:
United States	(0.7)	(0.1)	(0.1)	—	—	—
France	(11.2)	(2.0)	(3.4)	(0.7)	(2.6)	(0.5)
Brazil	(2.1)	(0.4)	(3.9)	(0.8)	(3.4)	(0.7)

Subtotal	(14.0)	(2.5)	(7.4)	(1.5)	(6.0)	(1.2)

Consolidated	$566.9	100.0%	$501.4	100.0%	$499.5	100.0%

	Operating Profit						Total Assets
	2003		2002		2001		2003		2002
United States	$2.0	3.7%	$(0.5)	(0.9)%	$1.2	2.6%	$211.5	33.3%	$212.9	43.0%
France	53.6	99.4	53.4	95.0	50.1	107.3	382.0	60.1	249.7	50.4
Brazil	5.2	9.7	10.1	18.0	1.8	3.8	44.2	6.9	33.6	6.8

Subtotal	60.8	112.8	63.0	112.1	53.1	113.7	637.7	100.3	496.2	100.2
Unallocated items and eliminations, net	(6.9)	(12.8)	(6.8)	(12.1)	(6.4)	(13.7)	(1.8)	(0.3)	(1.2)	(0.2)

Consolidated	$53.9	100.0%	$56.2	100.0%	$46.7	100.0%	$635.9	100.0%	$495.0	100.0%

	Capital Spending						Depreciation and Amortization
	2003		2002		2001		2003		2002		2001
United States	$8.3	9.0%	$5.5	18.1%	$58.5	79.3%	$14.2	46.2%	$13.8	51.9%	$10.3	45.2%
France	77.8	84.6	20.9	69.0	13.4	18.2	14.7	47.9	11.3	42.5	10.5	46.0
Brazil	5.9	6.4	3.9	12.9	1.9	2.5	1.8	5.9	1.5	5.6	2.0	8.8

Consolidated	$92.0	100.0%	$30.3	100.0%	$73.8	100.0%	$30.7	100.0%	$26.6	100.0%	$22.8	100.0%

  Consolidated Operations by Geographic Area

        Long-lived assets, excluding deferred income tax assets and certain other deferred charges, were $144.6, $252.4 and $25.8 in the United States, France and Brazil, respectively, as of December 31, 2003, and $148.7, $151.7 and $16.4 in the United States, France and Brazil, respectively, at December 31, 2002.

        For purposes of the geographic disclosure in the following table, net sales are attributed to geographic locations based on the location of the Company's direct customers.

	Net Sales
	2003	2002	2001
United States	$147.7	$141.6	$146.5
Europe and the former Commonwealth of Independent States	257.7	216.0	199.6
Asia/Pacific (including China)	81.3	70.6	70.7
Latin America	52.9	49.8	60.5
Other foreign countries	27.3	23.4	22.2

Consolidated	$566.9	$501.4	$499.5

Note 15. Major Customers

        Two of the Company's customers have accounted for a significant portion of the Company's net sales in the periods presented in the financial statements, and the loss of one or both such customers, or a significant reduction in one or both of these customers' purchases, could have a material adverse effect on the Company's results of operations. Net sales to Philip Morris Incorporated ("Philip Morris"), together with its affiliates and designated converters, accounted for approximately 30 percent, 28 percent and 32 percent of total consolidated net sales for the years ended December 31, 2003, 2002 and 2001, respectively. Net sales to B.A.T. Industries PLC ("BAT"), together with its affiliates and designated converters, accounted for approximately 19 percent of consolidated net sales for the years ended December 31, 2003 and 2002 and 18 percent for the year ended December 31, 2001. Each of the Company's segments reported sales to these customers for each of the respective periods reported above.

        The Company had sales to the minority shareholder of LTRI of $23.3, $18.0 and $18.7 in 2003, 2002 and 2001, respectively.

        The Company's consolidated accounts receivable at December 31, 2003 and 2002 included balances from Philip Morris and BAT, together with their respective affiliates and designated converters. The percentage of these customers' balances of consolidated accounts receivable is less than each of their respective percentages of consolidated net sales.

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

Note 16. Unaudited Quarterly Financial Data

        The following table summarizes unaudited quarterly financial data of the Company for fiscal years 2003 and 2002:

	2003
	First	Second	Third	Fourth	Year
Net Sales	$135.7	$141.7	$142.1	$147.4	$566.9
Gross Profit	25.9	25.6	27.9	29.5	108.9
Operating Profit	12.6	11.5	15.8	14.0	53.9
Net Income	$6.9	$7.5	$10.8	$9.3	$34.5
Net Income Per Share:
Basic	$.46	$.52	$.73	$.63	$2.34
Diluted	$.45	$.50	$.72	$.61	$2.28
	2002
	First	Second	Third	Fourth	Year
Net Sales	$122.4	$125.5	$132.7	$120.8	$501.4
Gross Profit	27.1	27.4	27.8	23.0	105.3
Operating Profit	15.1	15.1	15.8	10.2	56.2
Net Income	$8.6	$8.4	$9.0	$7.0	$33.0
Net Income Per Share:
Basic	$.58	$.57	$.60	$.47	$2.22
Diluted	$.57	$.55	$.58	$.47	$2.17

        Data in the above table related to periods prior to the fourth quarter of 2003 has been retroactively restated, as required, for the effects of the Company's change in inventory accounting method during the fourth quarter of 2003 as discussed in Note 3. Below is a summary of the effects of the restatements on selected quarterly financial data for the previously reported first three quarters of 2003 and for each of the quarters for the year ended December 31, 2002:

	2003
	First		Second		Third		Third Quarter Year-to-Date
Operating Profit previously reported		$12.1		$10.8		$15.2	$38.1
Effect of change on Cost of products sold		0.5		0.7		0.6	1.8

Operating Profit Restated		$12.6		$11.5		$15.8	$39.9

Net Income previously reported		$6.5		$7.1		$10.5	$24.1

Effect of change on Cost of products sold		0.5		0.7		0.6	1.8
Effect of change on Provision for income taxes		(0.1)		(0.3)		(0.3)	(0.7)

Net income effect of change		0.4		0.4		0.3	1.1

Net income Restated		$6.9		$7.5		$10.8	$25.2

Basic Net Income Per Share previously reported	$	..44	$	..48	$	..71	$1.63
Effect of change in inventory method, net of tax		.02		.04		.02	.08

Basic Net Income Per Share Restated		$.46		$.52		$.73	$1.71

Diluted Net Income Per Share previously reported	$	..43	$	..47	$	..70	$1.60
Effect of change in inventory method, net of tax		.02		.03		.02	.07

Diluted Net Income Per Share Restated		$.45		$.50		$.72	$1.67

	2002
	First		Second		Third		Fourth		Year
Operating Profit previously reported		$15.2		$14.9		$15.3		$10.0	$55.4
Effect of change on Cost of products sold		(0.1)		0.2		0.5		0.2	0.8

Operating Profit Restated		$15.1		$15.1		$15.8		$10.2	$56.2

Net Income previously reported		$8.6		$8.3		$8.7		$7.0	$32.6

Effect of change on Cost of products sold		(0.1)		0.2		0.5		0.2	0.8
Effect of change on Provision for income taxes		0.1		(0.1)		(0.2)		(0.2)	(0.4)

Net income effect of change		—		0.1		0.3		—	0.4

Net income Restated		$8.6		$8.4		$9.0		$7.0	$33.0

Basic Net Income Per Share previously reported	$	..58	$	..56	$	..58	$	..47	$2.19
Effect of change in inventory method, net of tax		—		.01		.02		—	.03

Basic Net Income Per Share Restated		$.58		$.57		$.60		$.47	$2.22

Diluted Net Income Per Share previously reported	$	..57	$	..54	$	..57	$	..46	$2.14
Effect of change in inventory method, net of tax		—		.01		.01		.01	.03

Diluted Net Income Per Share Restated		$.57		$.55		$.58		$.47	$2.17

SCHWEITZER-MAUDUIT INTERNATIONAL INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Schweitzer-Mauduit International, Inc.:

        We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 3 to the consolidated financial statements, in 2003 the Company's U.S. business segment changed its method of accounting for inventories for financial reporting purposes from the last-in, first-out method to the first-in, first-out method and restated the 2002 and 2001 consolidated financial statements for the change.

Atlanta, Georgia
March 11, 2004

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

March 11, 2004

PART II, Continued

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The sections of the Company's Proxy Statement dated March 18, 2004 (the "2004 Proxy Statement") captioned: (i) "Certain Information Regarding Directors and Nominees" under "Proposal 1. Election of Directors" identifies members of the Board of Directors of the Company and nominees; and (ii) "Board and Committee Governance" discloses the Board of Directors independence and financial expert determinations and are incorporated in this Item 10 by reference.

        See also "Executive Officers of the Registrant" appearing in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

        The information in the section of the 2004 Proxy Statement captioned "Executive Compensation" is incorporated in this Item 11 by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information in the sections of the 2004 Proxy Statement captioned "Security Ownership of Management" and "Security Ownership of Certain Beneficial Holders" is incorporated in this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information in the section of the 2004 Proxy Statement captioned "Board and Committee Governance" is incorporated in this Item 13 by reference.

PART III, Continued

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table summarizes the aggregate fees relating to amounts billed to the Company by its outside auditor, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates, for the fiscal years ended December 31, 2003 and 2002:

	2003	2002
Audit Fees (1)	$513,609	$411,600
Audit-Related Fees (2)	60,561	35,653
Tax Fees (3)	384,166	128,874
All Other fees (4)	—	—

Total Fees	$958,336	$576,127

(1)
Includes fees billed for 2003 and 2002 for professional services rendered in connection with the audit of the annual financial statements, review of financial statements included in the Form 10-Q filings and for services provided for statutory and regulatory filings or engagements. Includes fees incurred for 2003 for services provided for compliance with a new French financial security law passed in August 2003.

(2)
Includes fees incurred for 2003 and 2002 for assurance and related services, the audit of employee benefit plans and consultation on regulatory matters or accounting standards. Includes fees incurred for 2003 for consultation concerning Sarbanes-Oxley Act of 2002, Section 404 readiness.

(3)
Includes fees incurred for 2003 and 2002 for tax return preparation and compliance, tax advice and tax planning and tax due diligence of a potential acquisition. Includes fees incurred for 2003 for tax consultation regarding a legal restructuring in the Company's international operations to better align the legal structure with the business purposes. Includes fees incurred for 2002 for tax consultation regarding a possible joint venture and related legal structure.

(4)
Includes other fees not included in the above categories.

        The services performed by the Company's outside auditor in 2003 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Company's Audit Committee. These procedures describe the permitted audit, audit-related, tax and other services that the outside auditor may perform. These procedures require that prior to the beginning of each fiscal year, a description of the services expected to be performed by the outside auditor in each of the above-listed categories in the following year be presented to and approved by the Audit Committee. Any requests for audit, audit-related, tax and other services not contemplated on the prior approved list of services must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval between meetings.

        In addition, although not required by the rules and regulations of the Securities and Exchange Commission, the Audit Committee is provided a range of fees associated with each proposed service submitted for approval. Providing a range of fees for a service incorporates appropriate oversight and control of the outside auditor relationship, while permitting the Company to receive immediate assistance from the outside auditor when time is of the essence. The policy does not contain a de minimis provision that would provide retroactive approval for permissible non-audit services under certain circumstances. On a periodic basis, the Audit Committee reviews the status of services and fees incurred year-to-date against the list of services approved to-date and the forecast of remaining services and fees for the current fiscal year.

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

(b)
Reports on Form 8-K

  On November 3, 2003, the Company filed a Current Report on Form 8-K dated October 30, 2003 which reported its third quarter 2003 earnings release on that same date. The registrant did not file any other reports on Form 8-K during the fourth quarter of 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
By:	/s/ WAYNE H. DEITRICH Wayne H. Deitrich Chairman of the Board and Chief Executive Officer (principal executive officer)

Dated: March 11, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ WAYNE H. DEITRICH Wayne H. Deitrich	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 11, 2004
/s/ PAUL C. ROBERTS Paul C. Roberts	Chief Financial Officer and Treasurer (principal financial officer)	March 11, 2004
/s/ WAYNE L. GRUNEWALD Wayne L. Grunewald	Controller (principal accounting officer)	March 11, 2004
* Claire L. Arnold	Director	March 11, 2004
* K.C. Caldabaugh	Director	March 11, 2004
* Laurent G. Chambaz	Director	March 11, 2004
* Richard D. Jackson	Director	March 11, 2004
* Leonard J. Kujawa	Director	March 11, 2004
* Jean-Pierre Le Hétêt	Director	March 11, 2004
* Larry B. Stillman	Director	March 11, 2004
*By:	/s/ JOHN W. RUMELY, JR. John W. Rumely, Jr. Attorney-In-Fact	March 11, 2004

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2003

         INDEX TO EXHIBITS

Exhibit No.		Description
2.1	—	Distribution Agreement between Kimberly-Clark Corporation and SWM dated October 23, 1995 (incorporated by reference to Exhibit 2.1 to Form 10/A Amendment 2, dated October 27, 1995).
2.2	—	Stock Purchase Agreement by and between SWM, Souza Cruz S.A. and Contab Participações Ltda. dated December 16, 1997 for the purchase of Companhia Industrial de Papel Pirahy (incorporated by reference to Exhibit 2.1 to Form 8-K, dated February 2, 1998).
3.1	—	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10, dated September 12, 1995).
3.2	—	By-Laws, as amended on and through April 24, 2003 (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2003).
4.1	—	Form of Common Stock Certificate as of October 1, 2000 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000).
4.2	—	Rights Agreement Amended and Restated as of October 1, 2000 (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2000).
10.1	—	Transfer, Contribution and Assumption Agreement (incorporated by reference to Exhibit 10.1 to Form 10/A Amendment 2, dated October 27, 1995).
10.2	—	Employee Matters Agreement (incorporated by reference to Exhibit 10.3 to Form 10/A Amendment 2, dated October 27, 1995).
10.3	—	Tax Sharing Agreement (incorporated by reference to Exhibit 10.4 to Form 10/A Amendment 2, dated October 27, 1995).
10.4	—	Outside Directors' Stock Plan Amended and Restated as of April 24, 2003 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2003).
10.5	—	Annual Incentive Plan Amended and Restated as of February 25, 1999 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 1998).
10.6	—	Equity Participation Plan Amended and Restated as of April 26, 2001 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2000).
10.7	—	Long-Term Incentive Plan effective as of January 1, 2001 (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2001).
10.8.1	—	Deferred Compensation Plan, Amended and Restated as of April 21, 2000 (incorporated by reference to Exhibit 10.8.1 to Form 10-Q for the quarter ended March 31, 2000).
10.8.2	—	Deferred Compensation Plan for Non-Employee Directors, effective April 1, 2000 (incorporated by reference to Exhibit 10.8.2 to Form 10-Q for the quarter ended March 31, 2000).
10.9	—	Restricted Stock Plan Amended and Restated as of January 17, 2003 (incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2003).
10.10	—	Supplemental Benefit Plan Amended and Restated as of February 25, 1999 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 1998).
10.11	—	Executive Severance Plan Amended and Restated as of February 24, 2000 (incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2000).
10.12.1	—	Second Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of July 1, 2000† (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000).
10.12.2	—	Amended and Restated Technology Ownership, Technical Assistance and Technology License Agreement by and among Philip Morris Incorporated, Philip Morris Products, Inc. and Schweitzer-Mauduit International, Inc., effective as of July 1, 2000† (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000).

10.12.3	—	Amended and Restated Addendum to Second Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer-Mauduit International, Inc. for Fine Paper Supply effective as of July 1, 2000† (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2000).
10.12.4	—	Amendment No. 1 to the Second Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of May 23, 2002† (incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2002).
10.12.5	—	Amendment No. 2 to the Second Amended and Restated Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of April 28, 2003† (incorporated by reference to Exhibit 10.12.5 to Form 10-Q for the quarter ended June 30, 2003).
10.12.6*	—	Amendment No. 3 to the Second Amended and Restated Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of August 11, 2003†.
10.13	—	Supply Agreement between Companhia Industrial de Papel Pirahy and Souza Cruz S.A. dated as of February 2, 1998† (incorporated by reference to Exhibit 10.10.1 to Form 10-K for the year ended December 31, 1998).
10.13.1	—	Amendment No. 1, dated February 23, 2000, to the Supply Agreement between Schweitzer-Mauduit do Brasil, S.A. (formerly known as Companhia Industrial de Papel Pirahy) and Souza Cruz S.A.† (incorporated by reference to Exhibit 10.13.1 to Form 10-Q for the quarter ended March 31, 2000).
10.13.2	—	Amendment No. 1, dated February 23, 2000, to the Art-Coated Supply Agreement between Schweitzer-Mauduit do Brasil, S.A. (formerly known as Companhia Industrial de Papel Pirahy) and Souza Cruz S.A.† (incorporated by reference to Exhibit 10.13.2 to Form 10-Q for the quarter ended March 31, 2000).
10.14.1	—	Credit Agreement dated January 31, 2002 between the Company, as Borrower and Guarantor, SMF, as Borrower, the Banks named therein and Société Générale, as Agent (incorporated by reference to Exhibit 10.14.6 to Form 10-K for the year ended December 31, 2001).
10.14.2	—	Amendment No. 1, dated January 30, 2003, to the Credit Agreement (incorporated by reference to Exhibit 10.14.2 to Form 10-K for the year ended December 31, 2002).
10.14.3*	—	Amendment No. 2, dated January 29, 2004, to the Credit Agreement.
14.1*	—	Code of Conduct.
18.1*	—	Letter Regarding Change in Accounting Principle.
21.1*	—	Subsidiaries of the Company.
23.1*	—	Independent Auditors' Consent.
24.1*	—	Powers of Attorney.
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡.

*
Filed herewith.
†
Exhibit has been redacted pursuant to a Confidentiality Request under Rule 24(b)-2 of the Securities Exchange Act of 1934.
‡
These Section 906 certifications are not being incorporated by reference into the Form 10-K filing or otherwise deemed to be filed with the Securities and Exchange Commission.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K