Form 10-Q
period 2004-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2004-05-07
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒.  No ☐.

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒.  No ☐.

As of April 30, 2004, 15,019,496 shares of the Corporation’s common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

U.S. $ in millions, except per share amounts

(Unaudited)

	For the three months ended March 31,
	2004	2003

Net Sales	$159.9	$135.7
Cost of products sold	130.8	109.8
Gross Profit	29.1	25.9
Selling expense	7.3	5.4
Research expense	2.4	2.0
General expense	7.2	5.9
Operating Profit	12.2	12.6
Interest expense	1.0	0.7
Other income, net	—	0.3
Income Before Income Taxes and Minority Interest	11.2	12.2
Provision for income taxes	2.9	4.0
Income Before Minority Interest	8.3	8.2
Minority interest in earnings of subsidiaries	1.8	1.3
Net Income	$6.5	$6.9

Net Income per Common Share:
Basic	$.44	$.46
Diluted	$.42	$.45

Cash Dividends Declared per Common Share	$.15	$.15

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

U.S. $ in millions, except per share amounts

(Unaudited)

	March 31, 2004	December 31, 2003

ASSETS
Current Assets
Cash and cash equivalents	$2.8	$3.7
Accounts receivable	100.9	91.9
Inventories	98.7	97.5
Current income tax refunds receivable	1.0	0.8
Deferred income tax benefits	4.9	5.5
Prepaid expenses	5.2	2.9
Total Current Assets	213.5	202.3

Gross Property, at cost	716.1	712.9
Less accumulated depreciation	304.5	301.4
Net Property	411.6	411.5

Noncurrent Deferred Income Tax Benefits	4.4	2.3

Deferred Charges and Other Assets	21.7	19.8

Total Assets	$651.2	$635.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$17.5	$11.7
Other short-term debt	42.4	19.0
Accounts payable	55.3	68.8
Accrued expenses	70.4	74.1
Current deferred revenue	6.0	6.0
Total Current Liabilities	191.6	179.6

Long-Term Debt	65.9	66.2
Noncurrent Deferred Income Tax Liabilities	29.7	26.3
Noncurrent Deferred Revenue	40.3	41.6
Noncurrent Pension and Other Postretirement Benefits	41.8	47.9
Other Noncurrent Liabilities	15.6	14.6
Minority Interest	11.1	9.5
Contingencies (See Notes 5 and 6)
Stockholders’ Equity
Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued	—	—
Common Stock -$.10 par value - 100,000,000 shares authorized, 16,078,733 shares issued at both March 31, 2004 and December 31, 2003 (14,994,766 and 14,803,268 shares outstanding at March 31, 2004 and December 31, 2003, respectively)	l.6	1.6
Additional paid-in capital	62.5	61.5
Common stock in treasury, at cost — 1,083,967 and 1,275,465 shares at March 31, 2004 and December 31, 2003, respectively	(18.6)	(21.9)
Retained earnings	248.3	244.0
Unearned compensation on restricted stock	(0.7)	(0.7)
Accumulated other comprehensive loss, net of income tax of $11.7 at both March 31, 2004 and December 31, 2003	(37.9)	(34.3)
Total Stockholders’ Equity	255.2	250.2

Total Liabilities and Stockholders’ Equity	$651.2	$635.9

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. $ in millions, except per share amounts

(Unaudited)

								Accumulated
			Additional					Other
	Common Stock Issued		Paid-In	Treasury Stock		Retained	Unearned	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Compensation	Income (Loss)	Total

Balance, December 31, 2002	16,078,733	$1.6	$61.1	1,131,415	$(18.2)	$218.4	$(0.5)	$(61.1)	$201.3

Net income for the three months ended March 31, 2003						6.9			6.9
Adjustments to unrealized foreign currency translation								5.7	5.7
Comprehensive income									12.6

Dividends declared ($0.15 per share)						(2.3)			(2.3)
Purchases of treasury stock				114,100	(2.7)				(2.7)
Restricted stock issuances				(2,500)	0.1		(0.1)		—
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(672)	—				—
Issuance of shares for options exercised	—	—	—	(12,467)	0.2	—	—	—	0.2

Balance, March 31, 2003	16,078,733	1.6	61.1	1,229,876	(20.6)	223.0	(0.5)	(55.4)	209.2

Net income for the nine months ended December 31, 2003						27.6			27.6
Adjustments to minimum pension liability								(3.9)	(3.9)
Adjustments to unrealized foreign currency translation								25.0	25.0
Comprehensive income									48.7

Dividends declared ($0.45 per share)						(6.6)			(6.6)
Purchases of treasury stock				107,591	(2.4)				(2.4)
Restricted stock issuances			0.2	(15,500)	0.2		(0.4)		—
Amortization of unearned compensation							0.2		0.2
Stock issued to directors as compensation				(2,052)	0.1				0.1
Tax benefit of options exercised			0.1						0.1
Issuance of shares for options exercised	—	—	0.1	(44,450)	0.8	—	—	—	0.9

Balance, December 31, 2003	16,078,733	1.6	61.5	1,275,465	(21.9)	244.0	(0.7)	(34.3)	250.2

Net income for the three months ended March 31, 2004						6.5			6.5
Adjustments to unrealized foreign currency translation								(3.6)	(3.6)
Comprehensive income									2.9

Dividends declared ($0.15 per share)						(2.2)			(2.2)
Restricted stock issuances			0.1	(7,000)	0.1		(0.1)		0.1
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(672)	—				—
Tax benefit of options exercised			0.3						0.3
Issuance of shares for options exercised	—	—	0.6	(183,826)	3.2	—	—	—	3.8

Balance, March 31, 2004	16,078,733	$1.6	$62.5	1,083,967	$(18.6)	$248.3	$(0.7)	$(37.9)	$255.2

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

U.S. $ in millions

(Unaudited)

	For the three months ended March 31,
	2004	2003

Operations
Net income	$6.5	$6.9
Non-cash items included in net income:
Depreciation and amortization	8.8	7.1
Amortization of deferred revenue	(1.3)	(1.4)
Deferred income tax provision	0.8	1.6
Minority interest in earnings of subsidiaries	1.8	1.3
Other items	(3.8)	1.3
Net changes in operating working capital, excluding effects of acquisition	(27.3)	(5.0)
Cash Provided by (Used for) Operations	(14.5)	11.8
Investing
Capital spending	(8.0)	(11.4)
Capitalized software costs	(0.9)	(0.7)
Acquisition, net of cash acquired	(8.4)	—
Other	(0.4)	(3.6)
Cash Used for Investing	(17.7)	(15.7)
Financing
Cash dividends paid to SWM stockholders	(2.2)	(2.3)
Cash dividends paid to minority owners	—	(4.6)
Changes in short-term debt	23.4	4.9
Proceeds from issuances of long-term debt	6.7	0.9
Payments on long-term debt	(0.4)	(0.2)
Purchases of treasury stock	—	(2.7)
Proceeds from exercise of stock options	3.8	0.2
Cash Provided by (Used for) Financing	31.3	(3.8)

Decrease in Cash and Cash Equivalents	(0.9)	(7.7)

Cash and Cash Equivalents at Beginning of Period	3.7	15.3

Cash and Cash Equivalents at End of Period	$2.8	$7.6

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

Note 2.                                                          Basis of Presentation

The consolidated financial statements include the accounts of SWM and all of its majority-owned subsidiaries, including a newly-acquired Indonesian business since the beginning of February 2004 (see Note 3).  All material intercompany and interdivisional amounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and on the same basis as the audited financial statements included in the Company’s 2003 Annual Report on Form 10-K.  All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are generally of a normal recurring nature.  Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.  These financial statements should be read in connection with the financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding.  The average numbers of common shares used in the calculations of basic net income per common share for the three month periods ended March 31, 2004 and 2003 were approximately 14,823,300 and 14,848,500, respectively.  Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding.  The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three month periods ended March 31, 2004 and 2003 were approximately 15,484,400 and 15,196,900, respectively.  Potential common shares during the respective periods are those related to stock options and restricted stock outstanding and directors’ accumulated deferred stock compensation, which may be received by the directors in the form of stock or cash.  A reconciliation of the average number of common shares outstanding used in the calculations of basic and diluted net income per share follows (in 000’s):

	For the three months ended March 31,
	2004	2003
Average number of common shares outstanding	14,823.3	14,848.5
Dilutive effect of:
• stock options	565.6	272.2
• restricted stock	77.8	62.5
• directors’ deferred stock compensation	17.7	13.7
Average number of common and potential common shares outstanding	15,484.4	15,196.9

Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods.  The average number of share equivalents resulting from these anti-dilutive stock options not included in the computations of diluted net income per share for the three month periods ended March 31, 2004 and 2003 were approximately 3,500 and 221,800, respectively.

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

	For the three months ended
	March 31, 2004	March 31, 2003
Net income, as reported	$6.5	$6.9
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	0.3	0.3
Net income, pro forma	$6.2	$6.6

Earnings per share:
Basic – as reported	$0.44	$0.46
Basic – pro forma	$0.42	$0.44

Diluted – as reported	$0.42	$0.45
Diluted – pro forma	$0.40	$0.43

The valuation under SFAS No. 123 was based on the Black-Scholes option pricing model with the market value of the stock equal to the exercise price, an estimated volatility over the ten year option term of 29 percent for the 2004 awards, 33 percent for the 2003 awards and 32 percent for the 2002 awards, a risk-free rate of return based upon the zero coupon government bond yield and an assumed quarterly dividend of $0.15 per share.

Note 3.                                                          Acquisition

On February 12, 2004, one of the Company’s subsidiaries, Schweitzer-Mauduit France S.A.R.L. (“SMF”), acquired the outstanding stock of P.T. Kimsari Paper Indonesia (“Kimsari”), a specialty paper manufacturer located in Medan, Sumatra, Indonesia.  SMF paid $8.4, net of cash acquired, for the outstanding shares of Kimsari, funded through existing bank lines of credit.  A preliminary purchase price allocation indicates that the purchase price exceeds the fair value of net assets acquired by $1.8, which has been recorded as goodwill.  The impact of this acquisition on the accompanying consolidated financial statements was not significant.

Kimsari’s products include cigarette paper and conventional plug wrap for the cigarette industry.  It has one paper machine, with an annual capacity of approximately 3,200 metric tons, and has approximately 200 employees.  Net sales for the fiscal year ended December 31, 2003 totaled $6.7.  One of SMF’s French subsidiaries, Papeteries de Mauduit S.A.S. (“PdM”), was involved in the design and construction of the

Kimsari mill in the mid-1980’s, has provided intermittent technical support and licenses Kimsari to utilize the PDM trademark in the marketing of Kimsari’s products in Indonesia.  The marketing and sales of Kimsari’s products will be coordinated with the efforts of the Company’s French operations in the southeast Asian market.  In recognition of the affiliation with PdM and the continued use of the PDM trademark, the name of Kimsari was changed to P.T. PDM Indonesia.

Note 4.                                                          Inventories

The following schedule details inventories by major class:

	March 31, 2004	December 31, 2003
At the lower of cost on the First-In, First-Out (FIFO) and weighted average methods or market:
Raw materials	$34.0	$34.2
Work in process	9.5	9.6
Finished goods	37.5	36.8
Supplies and other	17.7	16.9
Total	$98.7	$97.5

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

The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company’s facilities in the United States, France, Brazil, Indonesia and Canada.  For these purposes, the Company anticipates that it will incur capital expenditures of approximately $2 to $3 in full-year 2004 and approximately $1 in 2005, of which no material amount is the result of environmental fines or settlements.  The major project included in these estimates is a wastewater treatment facility upgrade project in connection with a capacity expansion in the United States with spending of approximately $1.2 for that project expected during 2004.  The foregoing capital expenditures are not expected to reduce the Company’s ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Note 6.                                                          Legal Proceedings

ICMS Matter

On December 27, 2000, the Company’s subsidiary in Brazil, Schweitzer-Mauduit do Brasil, S.A. (“SWM-B”), received two assessments from the tax authorities of the State of Rio de Janeiro, Brazil concerning Imposto sobre Circulação de Mercadorias e Serviços (“ICMS”), a form of value-added tax, consisting of unpaid ICMS taxes from January 1995 through November 2000, together with interest and penalties in the total amount of approximately $13.6, based on the foreign currency exchange rate at December 31, 2000 (collectively, the “Assessment”).  The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune.  One of the two assessments, estimated at December 31, 2000 at approximately $9.1, related in part to tax periods that predated the Company’s acquisition of Companhia Industrial de Papel Pirahy (“Pirahy”) and is covered in part by an indemnification from the sellers of Pirahy (“Assessment 1”).  The second assessment pertains exclusively to periods that SWM-B owned the Pirahy mill (“Assessment 2”).  While SWM-B is primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owner under the indemnification.

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

Administrative appeals were filed on the Assessment, and in April 2001 and August 2001 decisions were rendered on these administrative appeals.  The State of Rio de Janeiro tax authorities denied the appeal of Assessment 2 in its entirety and reduced the original amount of Assessment 1 by approximately $1.6 based on SWM-B’s argument that Assessment 1 in part covered periods barred by the applicable statute of limitations.  Following these decisions at the administrative level, judicial actions captioned Schweitzer-Mauduit do Brasil S.A. vs State of Rio de Janeiro were filed in the Judiciary Branch of the 11th Public Treasury Court of the State of Rio de Janeiro to annul the tax and to enjoin enforcement pending final adjudication of the Assessment.  The courts issued injunctions, which were upheld on appeal, against enforcement of the Assessment without the requirement for any bond or posting of other collateral by SWM-B, pending final determination of SWM-B’s action to annul the tax debts.  In August and November 2003, the court hearing the challenges in the State of Rio de Janeiro ruled in SWM-B’s favor in its suits to vacate Assessment 2 and Assessment 1, respectively, affirming the bases of SWM-B’s legal challenges of the Assessment, and ruled that the government should pay the Company’s legal and court fees in the cases.  While the favorable decisions by the court with respect to the Assessment provide further support for SWM-B’s positions, these decisions will be automatically appealed, as provided for under Brazilian legislation for cases involving an adverse financial outcome for the government in lower courts.  SWM-B continues to vigorously contest the

Assessment and believes that the Assessment will ultimately be resolved in its favor.  However, the final resolution of this matter may still entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years.  Based on the foreign currency exchange rate at March 31, 2004, the Assessment, as reduced in August 2001, totaled approximately $11.9 as of March 31, 2004, of which approximately $5.4 is covered by the above-discussed indemnification.  No liability has been recorded in the Company’s consolidated financial statements for the Assessment based on the Company’s evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

In February 2004, SWM-B filed suit against the State of Rio de Janeiro to recover ICMS credits previously reversed in 2000 following receipt of the Assessment.  After the Assessment was filed against the Company, SWM-B changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of having received the August and November 2003 favorable lower court rulings to the above Assessment 2 and Assessment 1, respectively, SWM-B petitioned the court for permission to offset overpaid ICMS taxes against current tax liabilities.  The amount of the claim totaled approximately $1.3, based on the foreign currency exchange rate at March 31, 2004.  During March 2004, the court rejected SWM-B’s claim, which decision SWM-B has appealed.  As of March 31, 2004, no asset has been recorded for this potential recovery.

Solvay Matter

During 1998, PdM, a wholly-owned indirect French subsidiary of the Company, entered into an agreement with one of its vendors, Solvay Specialties France S.A. (“Solvay”), in connection with PdM’s purchases of calcium carbonate.  Solvay agreed to construct and operate an on-site plant at the Quimperle, France mill at a capital cost of approximately 40 million French franc ($7.5 at the March 31, 2004 exchange rate).  If PdM buys less than the minimum purchase commitments under the agreement, for reasons not permitted under the agreement, Solvay can terminate the contract and require PdM to pay Solvay the then net book value of the building and equipment, determined using a straight-line method of depreciation over the life of the agreement, which amount was approximately $4.3 at March 31, 2004, as well as costs to dismantle the mill and severance pay for the employees, together estimated at approximately $0.4.  During the first six months of 2002, PdM determined that the slurry-form calcium carbonate produced by the on-site plant was causing variations in some of its products.  The agreement provides generally that use of the slurry-form calcium carbonate will not have a notable effect on PdM’s products compared to their production using the dry-form of calcium carbonate provided by Solvay.  Because of the product variations it was detecting and in order to comply with customers’ specifications for its products, PdM reduced its consumption of slurry-form calcium carbonate and subsequently purchased less than the minimum annual purchase commitment of slurry-form calcium carbonate produced by the on-site plant during 2002, substituting dry-form calcium carbonate from Solvay in its place.  The on-site plant continues to operate and supply a portion of PdM’s calcium carbonate requirements.  The quality problems with the slurry-form calcium carbonate continued in the latter half of 2002 and in 2003, but PdM undertook efforts to mitigate the issues associated with use of the slurry, which allowed it to increase its consumption of the slurry such that the minimum annual commitment of slurry-form calcium carbonate was purchased by PdM in 2003.  Since the amount of slurry-form calcium carbonate purchased from Solvay prior to 2003 had been less than the original amount contemplated, Solvay has requested payment corresponding to a reduction in the contractual quantity discounts that had been provided to PdM in 2002 and prior years, to which PdM disagrees.  Additionally, PdM continued to apply the contractual quantity discounts against subsequent invoices through the end of 2003, to which Solvay disagreed.

On November 22, 2002, PdM received service of process concerning an action filed by Solvay in the Tribunal de Commerce court sitting in Paris, France.  The principal parties to this action are Solvay and PdM.  The action petitions the court to appoint an expert for the purpose of determining the rights and obligations under the contract concerning the satellite precipitated calcium carbonate plant installed at the PdM mill by Solvay, which had not, according to PdM, produced product in accordance with the contract terms.  The action, the factual basis of which is described above, asks the court to adjudicate the price level that should apply under the contract to deliveries of product from the satellite plant and from other Solvay production facilities.  The dispute over the applicable price arises due to contractual price provisions that are based upon levels of consumption of product from the satellite plant that PdM contends it could not consume due to the plant’s inability to deliver product of a quality contemplated by the contract.  PdM has good and meritorious defenses to Solvay’s claims and, based on the Company’s current understanding of the facts and law and the expected outcome if fully litigated, this matter is not expected to have a material adverse effect on the Company’s operations or financial results.  The Company believes that the matter will be resolved short of a full and final adjudication by the court, and PdM has established an accounting reserve in an amount it considers reasonable to achieve a settlement that would be less than the estimated cost and associated uncertainty inherent in fully litigating the matter.

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

For purposes of the segment disclosure in the following tables, the term “United States” includes operations in the United States and Canada.  The Canadian operations only produce flax fiber used as a raw material in the U.S. operations.  The term “France” includes operations in France and Indonesia beginning in 2004 because the results of the Indonesian operation, which was acquired in February 2004, are not material for segment reporting purposes and since sales of the Indonesian business are primarily of product sold under a trademark of one of the Company’s French businesses and are coordinated with sales of the Company’s French operations in southeast Asia.  Sales of products between segments are made at market prices and elimination of these sales are referred to in the following tables as intersegment sales.  Expense amounts not associated with segments are referred to as unallocated expenses.  Assets reported by segment represent assets which are directly used by that segment.  Unallocated items and eliminations, net include immaterial balances of the Company’s holding company in Spain.

	For the three months ended
	March 31,	March 31,	% Change	% of Consolidated
Net Sales	2004	2003	vs. 2003	2004	2003
United States	$46.0	$45.2	+1.8%	28.8%	33.3%
France	104.8	83.4	+25.7	65.5	61.5
Brazil	11.9	10.3	+15.5	7.4	7.6
Subtotal	162.7	138.9
Intersegment sales by:
United States	(0.1)	—		—	—
France	(2.4)	(2.6)		(1.5)	(1.9)
Brazil	(0.3)	(0.6)		(0.2)	(0.5)
Consolidated	$159.9	$135.7	+17.8%	100.0%	100.0%

	For the three months ended
	March 31,	March 31,	% Change	% of Consolidated		% Return on Sales
Operating Profit	2004	2003	vs. 2003	2004	2003	2004	2003
United States	$(1.1)	$(1.0)	-10.0%	(9.0)%	(7.9)%	(2.4)%	(2.2)%
France	13.9	13.4	+3.7	113.9	106.3	13.3	16.1
Brazil	1.2	2.0	-40.0	9.8	15.9	10.1	19.4
Unallocated expenses	(1.8)	(1.8)		(14.7)	(14.3)
Consolidated	$12.2	$12.6	-3.2%	100.0%	100.0%	7.6%	9.3%

	March 31,	December 31,	% of Consolidated
Total Assets	2004	2003	2004	2003
United States	$216.7	$211.5	33.3%	33.3%
France	392.9	382.0	60.3	60.1
Brazil	44.4	44.2	6.8	6.9
Unallocated items and eliminations, net	(2.8)	(1.8)	(0.4)	(0.3)
Consolidated	$651.2	$635.9	100.0%	100.0%

Approximately 67 percent of the Company’s assets were outside of the United States, substantially all of which were in France, Brazil or Indonesia (included in France above).  The balance sheets of the Company’s foreign subsidiaries were translated at period-end currency exchange rates, and the differences from historical exchange rates were reflected in accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments.  Unfavorable unrealized foreign currency translation adjustments during the three month period ended March 31, 2004, due primarily to a weaker euro and Brazilian real against the U.S. dollar at March 31, 2004 versus December 31, 2003, were more than offset by increased assets in those segments.

Note 8.                                                          Guarantee Instruments

As of March 31, 2004, the Company had issued guarantee instruments in connection with certain agreements and as required by regulatory agencies in connection with certain of the Company’s ongoing obligations, as follows: (i) The Company issued a surety bond to the State of Massachusetts beginning in 1998 in the principal amount of $1.5 related to the Company’s ongoing obligation for post-closure monitoring and maintenance of a landfill site.  This surety bond was replaced with a letter of credit effective April 2003, the principal amount of which was $1.5 as of March 31, 2004.  The Company has a liability recorded at March 31, 2004 of $0.5 based on its current estimate of the remaining costs to perform such post-closure care.  (ii) Since 1995, the Company has issued an annual letter of credit to an insurance company, the principal amount of which was $1.2 as of March 31, 2004, in connection with its administration of the Company’s workers compensation claims in the United States, for which the Company has recorded a liability of $1.2 at March 31, 2004.  (iii) The Company began issuing a letter of credit to the Township of East Brunswick, New Jersey beginning in 1988, the principal amount of which was $0.6 as of March 31, 2004, in connection with the Company’s long-term obligation related to the municipality’s recovery of the cost of installation of a water line to the Company’s Spotswood mill, for which the Company has a recorded liability of $0.5 at March 31, 2004.  (iv) The Company has certain other letters of credit and surety bonds outstanding at March 31, 2004, which are not material either individually or in the aggregate.

Note 9.                                                          Postretirement Benefits

The Company sponsors pension benefits in the Unites States, France and Canada and postretirement healthcare and life insurance benefits in the United States and Canada.  The Company’s Canadian pension and postretirement benefits are not significant and therefore are not included in the following disclosures.  The components of net pension and postretirement healthcare and life insurance benefit costs for U.S. employees for the three month periods ended March 31, 2004 and 2003 were as follows:

	Pension Benefits		Healthcare and Life Insurance Benefits
	2004	2003	2004	2003
Service cost	$0.8	$0.6	$0.1	$0.1
Interest cost	1.4	1.4	0.2	0.2
Expected return on plan assets	(1.6)	(1.4)	—	—
Amortizations and other	0.2	0.1	—	—
Net periodic benefit cost	$0.8	$0.7	$0.3	$0.3

The Company’s net periodic pension cost in France for the three month periods ended March 31, 2004 and 2003 were $0.8 and $0.7, respectively.  The Company does not currently have the components of French net periodic pension cost for these interim periods.

The Company made a total of $5.0 of pension contributions to its pension plans through the first three months of 2004 and currently expects to make additional pension contributions during the remainder of 2004 of approximately $2 to $5 in order to help improve the funded status of these plans.  The Company also made a total of $0.4 of payments in the first three months of 2004, and expects to make additional payments during the remainder of 2004 of approximately $0.9, related to its U.S. postretirement healthcare and life insurance benefits.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management believes that the following commentary and the tables presented in Note 7 to the Notes to Unaudited Consolidated Financial Statements appropriately discuss and analyze the comparative results of operations and the financial condition of the Company for the periods covered.

Results of Operations

Net Sales

Net sales were $159.9 million, an increase of $24.2 million in the three month period ended March 31, 2004 compared with the corresponding period of the preceding year.  This increase was a result of favorable effects of changes in currency exchange rates, increased sales volumes and higher average selling prices.  Changes in currency exchange rates increased net sales by $12.1 million as a result of a stronger euro and Brazilian real versus the U.S. dollar compared with the same quarter of the prior year.  The Company’s total worldwide sales volumes increased by nine percent in the quarter compared with the same quarter of the prior year, having a favorable $7.1 million impact on the net sales comparison.  Excluding sales of the recently-acquired Indonesian operation, total sales volumes increased by seven percent.  Sales volumes for the French business segment increased by 14 percent, primarily as a result of increased sales volumes of reconstituted tobacco leaf (RTL) associated with the new RTL production line in France that began operation during the fourth quarter of 2003.  Excluding sales of the Indonesian operation, the increase in French sales volumes was 11 percent for the quarter.  Sales volumes for the quarter increased by seven percent at the Brazilian business unit, attributable to increased sales of both tobacco-related and commercial and industrial papers.  For the U.S. business unit, sales volumes decreased by three percent, reflecting a decline in sales of both tobacco-related and commercial and industrial papers.  Higher average selling prices in the quarter favorably impacted the net sales comparison by $5.0 million.  Higher average selling prices were experienced in France and the United States, with average selling prices in Brazil essentially unchanged.

Operating Profit

Operating profit was $12.2 million, a decrease of $0.4 million in the three month period ended March 31, 2004 compared with the corresponding period of the preceding year.  This decrease in operating profit was due to unfavorable mill operations, increased wood pulp, labor and nonmanufacturing expenses, costs incurred to close an administrative and sales office in Paris, France and unfavorable currency exchange rate effects compared with the same quarter of the prior year.  These unfavorable factors were largely offset by the favorable effects of increased production and sales volumes and higher average selling prices.  The higher per ton wood pulp costs increased the Company’s operating expenses by $1.3 million compared with the prior-year quarter.

Operating profit in Brazil was $1.2 million, a decline of $0.8 million for the quarter compared with the first quarter of 2003, primarily due to unfavorable impacts of changes in currency exchange rates which unfavorably impacted operating profit by $0.8 million.  The benefits of increased production and sales volumes were offset by higher purchased energy and labor costs.

The U.S. business segment had an operating loss of $1.1 million during the quarter, $0.1 million worse than the operating loss incurred in the first quarter of 2003.  The benefits of higher average selling prices and an improved mix of products sold were offset by unfavorable mill operations and increased wood pulp, purchased energy, labor and employee benefit expenses.  Mill operations were significantly unfavorable compared with the prior-year quarter as a result of operating inefficiencies following the downsizing of the Spotswood, New Jersey mill from a four paper machine to a three paper machine operation, which was implemented as part of the cigarette paper manufacturing strategy that was announced in 2003.  In addition, mill operating expenses during the first quarter of 2004 were unfavorably impacted by adverse weather conditions at the northeastern U.S. production facilities that resulted in unplanned production downtime and increased machine waste.

Operating profit for the French business segment increased by $0.5 million, to $13.9 million, primarily as a result of increased production and sales volumes and somewhat higher average selling prices, partially offset by increased wood pulp, labor and nonmanufacturing expenses.  During the first quarter of 2004, $0.9 million of expenses were incurred in connection with closing an administrative and sales office in Paris, with an additional $0.3 million of closure-related expenses expected in the second quarter.  The Paris office closure is expected to benefit nonmanufacturing costs beginning in the second half of 2004.  Increased selling expenses were also incurred in France in support of increased sales volumes, and start-up expenses of $0.4 million were incurred during the quarter related to the new RTL production line.  Unfavorable impacts of changes in currency exchange rates reduced French operating profit by $0.4 million.

Non-Operating Expenses

Interest expense of $1.0 million was higher by $0.3 million for the three month period ended March 31, 2004 compared with the corresponding period of the preceding year, as a result of increased borrowings which have supported the Company’s recent capital spending and working capital needs.  Other income, net consisted primarily of interest income, foreign currency transaction gains and losses and royalty income in each of the periods presented.  Other income, net decreased by $0.3 million during the three month period ended March 31, 2004 compared with the corresponding period of the prior year primarily as a result of a lower average cash balance that resulted in lower interest income.

Income Taxes

The effective income tax rate for the three month period ended March 31, 2004 was 25.9 percent compared with 32.8 percent for the corresponding period of 2003.  The lower effective income tax rate in 2004 reflects a change in mix of earnings by business and the impact of a restructuring of the Company’s foreign operations implemented in the second quarter of 2003.  Also, the provision for income taxes during the 2004 period includes a benefit of $0.3 million due to a favorable adjustment of valuation allowances related to changes in estimates of foreign tax credit carryforwards expected to be utilized in the Company’s 2003 U.S. Federal income tax return.

Liquidity and Capital Resources

	Three Months Ended March 31,
	(U.S. $in millions)
Cash Provided by (Used for):	2004	2003
Operations	$(14.5)	$11.8
Changes in operating working capital	(27.3)	(5.0)
Capital spending	(8.0)	(11.4)
Acquisition, net of cash acquired	(8.4)	—
Changes in debt	29.7	5.6
Dividends to SWM stockholders	(2.2)	(2.3)
Dividends to minority owners	—	(4.6)
Purchases of treasury stock	—	(2.7)
Proceeds from exercise of stock options	3.8	0.2

The Company’s primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings.  While quarterly fluctuations occur, the Company’s annual cash flow from operations has been relatively stable historically, reflecting typically consistent demand for its products.  Since the Company’s spin-off from Kimberly-Clark in 1995 through 2002, the Company’s annual cash flow from operations exceeded its requirements for capital spending and dividends to stockholders by at least $15 million each year; however, this was not the case in 2003 due to a record high level of capital spending in

2003.  Also, this may not be the case in 2004 due to an expected continued high level of capital spending coupled with an expected increase in operating working capital, although the full-year 2004 operating working capital increase is not expected to be as much as was experienced in the first quarter.

The Company’s operating activities used cash of $14.5 million in the three months ended March 31, 2004 compared with cash provided by operations of $11.8 million for the same period of 2003.  This difference was primarily due to net changes in operating working capital.

Changes in operating working capital contributed unfavorably to cash flow by $27.3 million in the three month period ended March 31, 2004, due primarily to a decrease in accounts payable and an increase in accounts receivable.  Changes in operating working capital contributed unfavorably to cash flow by $5.0 million in the three month period ended March 31, 2003, due primarily to an increase in accounts receivable, partially offset by an increase in accrued expenses.  The decrease in accounts payable in the 2004 period was primarily due to payments of accounts payable balances related to capital project activity in the latter months of 2003, part of which was reflected in the December 31, 2003 accounts payable balance.  The increase in accounts receivable in both the 2004 and 2003 periods was due to increased sales levels in the respective first quarter of each year versus sales in the prior November and December.  Accrued expenses increased in the 2003 period primarily due to a transfer from non-current to current liabilities for certain compensation and benefit costs.

In April 2002, the Company announced that a project was authorized to install a new RTL production line at the Spay, France mill of LTR Industries, S.A. (“LTRI”), the Company’s 72 percent indirectly-owned French subsidiary.  This project provided for a third RTL production line and supporting equipment with anticipated annual production capacity of approximately 33,000 metric tons, which increases the total annual production capacity at the Spay mill to approximately 80,000 metric tons.  Work began on the project during the second quarter of 2002 and the new production line began operation during the fourth quarter of 2003.  End of curve production rates are expected to be achieved by the middle of 2004.  Capital spending has totaled $74 million for the project to date, with approximately $5 million still expected to be incurred in the balance of 2004 to finalize this project.  Funding for the project has come from the Company’s internally generated funds and existing bank credit facilities.

In April 2003, the Company announced a new cigarette paper manufacturing strategy.  In support of this strategy, approximately $12.3 million of capital is being spent to add cigarette paper manufacturing capacity at the Company’s mill in Brazil and $4.3 million of capital spending is being incurred to rebuild a cigarette paper machine at the Company’s Spotswood mill.  These capital projects are expected to be completed by the end of 2004.  Funding for this capital spending is expected to come from the Company’s internally generated funds and existing bank credit facilities.  The plan will result in improved product quality and productivity and will facilitate the Company’s global sourcing of customers’ requirements in order to take better advantage of its low-cost production capabilities, thereby improving the Company’s overall profitability.

Capital spending in the three month period ended March 31, 2004 included $2.0 million toward completion of the new RTL production line at the Spay mill and $1.8 million toward the new cigarette paper manufacturing strategy.  No other single capital project accounted for more than $0.6 million of capital spending during the period.  Capital spending in the three month period ended March 31, 2003 included $6.8 million toward the new RTL production line at the Spay mill, with no other single project accounting for more than $0.4 million of capital spending.

The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at the Company’s facilities in the United States, France, Brazil, Indonesia and Canada.  For these purposes, the Company anticipates that it will incur capital expenditures of approximately $2 to $3 million in full-year 2004 and approximately $1 million in 2005, of which no material amount is the result of environmental fines or settlements.  The major project included in these estimates is a wastewater treatment facility upgrade project in connection with a capacity expansion in the United States with spending of approximately $1.2 million for that project expected during 2004.  The foregoing capital expenditures are not expected to reduce the Company’s ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

In February 2004, the Company, through one of its French subsidiaries, Schweitzer-Mauduit France S.A.R.L., acquired a tobacco-related papers manufacturer located in Medan, Indonesia for a cash purchase price of $8.4 million, net of cash acquired.  The Indonesian business produces cigarette paper and conventional plug wrap for the cigarette industry and had net sales in 2003 of $6.7 million.  It has one paper machine with annual capacity of approximately 3,200 metric tons.  This acquisition was financed using existing bank credit facilities.

The Company maintains short-term and long-term credit facilities.  In addition to uncommitted bank overdrafts and lines of credit totaling approximately $36 million in the United States, France and Brazil, of which approximately $13 million was still available for borrowing as of March 31, 2004, the Company has credit facilities with a group of banks which include 364-day and five-year committed revolving credit facilities in the United States and France (the “Credit Agreement”).  At March 31, 2004, the Company had approximately $5 million still available for borrowing under its 364-day revolving Credit Agreement facilities, which are scheduled to expire January 27, 2005.  Additionally, at March 31, 2004, the Company had approximately $49 million still available for borrowing under its five-year revolving Credit Agreement facilities, for which no principal payments are required until maturity on January 31, 2007.

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

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company maintain certain defined financial ratios (as disclosed in Note 6 to the Company’s Consolidated Financial Statements in its 2003 Annual Report on Form 10-K, wherein the Credit Agreement is more fully described).  The Company does not currently anticipate any change in business conditions of a nature that would cause the Company to violate its covenants under the Credit Agreement.

In the first three months of 2004, the Company borrowed a net $29.7 million to support its capital spending and working capital requirements.  In the first three months of 2003, the Company borrowed a net $5.6 million to support its capital spending needs.  The Company’s total debt to capital ratios at March 31, 2004 and December 31, 2003 were 32.1 percent and 27.2 percent, respectively, both near the low end of the Company’s target range of 30 to 40 percent.

Effective January 31, 2003, the Company entered into a two-year interest rate swap agreement to fix the LIBOR rate component of $15 million of its variable rate U.S. dollar long-term debt at 2.05 percent, which had the effect of fixing the Company’s interest rate, including margin, at 2.75 percent on $15 million of its debt through January 31, 2005.  This interest rate swap contract was designated as a cash flow hedge and qualified for short-cut method treatment under SFAS No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  As such, the Company assumed there was no ineffectiveness of this hedge contract, and accordingly, no gain or loss was recorded in the income statement relative to the changes in fair value of this interest rate swap contract, but instead the changes in fair value of the contract were reflected in other comprehensive income (loss).  As of March 31, 2004, no other interest rate-related derivative contract agreements had been entered into by the Company.

On April 29, 2004, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock.  The dividend will be payable on June 14, 2004 to stockholders of record on May 17, 2004.

The Company has declared and paid quarterly dividends of fifteen cents per share since the second quarter of 1996.  Management currently expects to continue to pay quarterly dividends of at least this amount.  None of the Credit Agreement covenants, under normal business conditions, materially limit the Company’s ability to pay such dividends, and the Company does not currently anticipate any change in business conditions of a nature that would cause future restrictions on dividend payments as a result of its need to maintain these financial ratios.

Cash dividends paid to minority owners in 2003 relate to the minority owners’ share of dividends paid by LTRI, the Company’s 72 percent indirectly owned French subsidiary.  This 2003 dividend of $4.6 million was the first of two such dividends paid by LTRI in 2003, since no dividend was paid by LTRI in 2002.  LTRI currently expect to pay an annual dividend during the second quarter of 2004.

During 2002, the Company’s Board of Directors authorized a program for the repurchase of shares of the Company’s common stock during the period January 1, 2003 through December 31, 2004 in an amount not to exceed $20 million.  Under this authorization, the Company repurchased a total of 221,691 shares of its common stock during 2003 for $5.1 million, of which $2.7 million occurred in the first quarter of 2003.  No such repurchases occurred during the first quarter of 2004.  Corporate 10b5-1 plans have been used by the Company so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.

During the first three months of 2004, the Company received $3.8 million in proceeds from the exercise of stock options by employees, an increase of $3.6 million over the same period of the prior year.  Most of the options exercised were granted in 1995, would have expired in 2005 and were exercised by officers of the Company in accordance with previously filed 10b5-1 plans.  As part of the Company’s corporate governance activities, a policy was implemented in 2002 requiring that the Company’s Exchange Act Rule 16 reporting officers, and certain other officers that could be exposed to material non-public information by virtue of their positions, exercise their stock options through Exchange Act Rule 10b5-1 plans for transactions in Company stock that involve a market transaction.  Additional stock option exercises are likely to occur in the remaining quarters of 2004 and in 2005 as a result of such officers’ 10b5-1 plans.

After being in a net overfunded position in 2000 and prior years, the Company’s U.S. and French pension plans changed to an underfunded status in 2001 as a result of the poor performance of the equities markets and lower interest rates that caused estimated future pension liabilities to increase because of the necessity to use a lower discount rate.  The underfunded pension status worsened during 2002 as still lower equities markets and interest rates more than offset the Company’s pension contributions, and during 2003, as interest rates continued to decline partially offset by improved equities markets and the Company’s additional pension contributions (see additional disclosure regarding the Company’s pension plans in Note 8 to the Company’s Consolidated Financial Statements in its 2003 Annual Report on Form 10-K).  As of December 31, 2003, these plans were still underfunded by $36.8 million as it relates to the associated accumulated pension benefit obligations.  The Company made $5.0 million of pension contributions to these plans through the first three months of 2004 and currently expects to make additional pension contributions during the remainder of 2004 of approximately $2 to $5 million and additional amounts in future years in the United States and France in order to help improve the funded status of these plans.  However, negative returns in the equities markets or even lower interest rates could further negatively impact the funded status of these plans.

The Company’s mills in Quimperle, France and in Brazil each have minimum annual commitments for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which together total approximately $3.1 million per year.  The Company’s purchases for the mill in Quimperle were less than the minimum annual commitment level during 2002.  This matter is discussed further under the caption “Solvay Matter” appearing in Note 6 to Unaudited Consolidated Financial Statements in Part I, Item 1 herein.  The on-site calcium carbonate plant in Quimperle continues to operate and supply a portion of the Company’s calcium carbonate requirements in France.  The Company’s expected future purchases at the mills in France and Brazil are at levels that exceed the minimum levels under the respective contracts.  The current calcium carbonate contracts expire in 2009 for the operations in France and in 2006 for the operations in Brazil.

In March 2004, LTRI, the Company’s 72 percent indirectly owned subsidiary in France, entered into an agreement with an energy cogeneration supplier whereby the supplier will construct and operate a cogeneration facility at the LTRI mill and supply steam which will be used in the operation of the mill.  In April 2004, a similar agreement was entered into with the same supplier to install and operate a cogeneration facility at PdM.  These agreements are expected to reduce the energy cost of these mills.  The construction phase of each of these cogeneration facilities is expected to be completed late in 2005, with the supplier bearing the capital cost of both projects.  Following start-up of these facilities, LTRI and PdM will be committed to purchasing minimum annual amounts of steam generated by each of these facilities for a period of 15 years under the agreements.  These minimum annual commitments together will total approximately $2.6 million.  LTRI’s and PdM’s current and expected requirements for steam are at levels that exceed the minimum levels under the respective contracts.

The Company’s ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, stockholder dividends, pension plan contributions, purchases of the Company’s common stock and working capital.  Other than expenditures associated with capital projects, the Company had no material outstanding commitments as of March 31, 2004.

The Company believes its cash flow from operations, together with borrowings available under its revolving credit and other credit facilities, will be sufficient to fund its ongoing cash requirements.

Outlook

The markets for the Company’s products are expected to remain relatively stable for the balance of 2004.  Trends of improvement are expected to continue in tobacco-related paper sales in several key markets.  Cigarette production in the United States continues to decline as a result of declines in domestic cigarette consumption and exports of cigarettes manufactured in the United States.  The anticipated decline in the production of cigarettes in developed countries is expected to be more than offset by increased cigarette production in developing countries.

The new RTL production line added at the Company’s Spay, France mill, which started up in the fourth quarter of 2003, is expected to be the major contributor to increased operating profit in 2004 compared with 2003.  The new RTL production line is expected to achieve end of curve production rates by the middle of 2004.  The acquisition of a tobacco-related papers manufacturer in Indonesia, that was completed in February 2004 is also expected to have a favorable impact on operating profit in 2004.

The Company began limited production and sales of banded or print banded cigarette papers during the first three months of 2004.  The Company continues to work with its customers in their development of papers for lower ignition propensity cigarettes.  In December 2003, the State of New York announced the adoption of a final fire safety standard for cigarettes that requires that all cigarettes sold in the State of New York after June 28, 2004 to have lower ignition propensity properties.

As a result of the implementation of this new fire safety standard in the State of New York, the Company expects to have increased sales of lower ignition propensity cigarette papers this year.  These lower ignition propensity papers sell for a higher price than the conventional cigarette papers they replace and are expected to have a positive impact on the Company’s financial results.  Since the State of New York only represents approximately 10 percent of U.S. cigarette consumption and the regulations will only be in effect for one-half of this year, the positive impact on the Company’s financial results is not expected to be significant in 2004.

Momentum does appear to be building for the implementation of fire safety standards for cigarettes.  On March 31, 2004, Canada passed a bill that amends its Hazardous Products Act to allow the regulation of cigarette ignition propensity under that act.  In addition, on April 2, 2004, a bill was introduced in the U.S. House of Representatives that would provide for fire safety standards for all cigarettes sold in the United States.

The Company will continue to face various cost pressures during the balance of 2004.  The per ton cost of wood pulp is expected to be above prior-year levels throughout 2004, unfavorably impacting cost of products sold.  The Company also expects its purchased energy costs to be higher during the remainder of 2004 compared with the same period of 2003.  Increases have also been experienced in the Company’s employee benefit costs and labor rates.  The Company typically experiences a lag in its ability to offset such cost increases in its product pricing.

These unfavorable cost factors are expected to be more than offset by the contribution of increased production and sales volumes, primarily from the new RTL production line in France.  Accordingly, operating profit for full-year 2004 is expected to be above that of 2003.  The higher full-year operating profit is expected to be offset, however, by increased net interest expense and minority earnings and a higher effective income tax rate compared with 2003.

The Company expects its consolidated effective income tax rate to be approximately 29 percent during the remainder of 2004, with a consolidated full-year 2004 effective income tax rate of approximately 28 percent.

Including capital spending associated with the completion of the new RTL production line at LTRI and capital spending to implement the new cigarette paper manufacturing strategy, the Company expects its capital spending to total approximately $42 million for full-year 2004 and approximately $30 million in 2005.

During 2002, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock during the period January 1, 2003 through December 31, 2004 in an amount not to exceed $20 million, of which $14.9 million has not been utilized as of March 31, 2004.   Corporate 10b5-1 plans have been established so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  However, further common stock repurchases during the remainder of 2004 will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Forward-Looking Statements

Certain matters discussed in this report, particularly in the foregoing discussion regarding the “Outlook” of the Company, constitute forward-looking statements, generally identified by, but not limited to, phrases such as “the Company expects” or “the Company anticipates”, as well as by use of words of similar effect, such as “appears”, “could”, “should”, “may” and “typically” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by that Act.  This report contains many such forward-looking statements, including statements regarding management’s expectations of future selling prices for the Company’s products, future market prices for wood pulp used by the Company, expected sales volumes trends, lower ignition propensity cigarette paper sales volumes, mill operations, pension plan contributions, anticipated energy, pension, compensation, employee benefit, nonmanufacturing and interest expenses, anticipated financial and operational results, anticipated capital spending, the new RTL production line in France, amount of internally generated funds, available bank credit facility borrowing capacity, anticipated effective income tax rate, foreign currency exchange rate impacts, contingencies, anticipated common stock share repurchases, stockholder dividends and other expected transactions of the Company.  Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company.  There can be no assurances that such events will occur or that the results of the Company will be as estimated.  Many factors outside the control of the Company also could impact the realization of such estimates.  The above-mentioned important factors, among others, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual results for 2004 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  In addition to those mentioned above, certain factors that could cause the Company’s future results to differ materially from those expressed in any such forward-looking statements are discussed in the Company’s 2003 Annual Report on Form 10-K, Part II, Item 7, under the headings “Critical Accounting Policies and Estimates” and “Factors That May Affect Future Results.”

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk exposure at March 31, 2004 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part II, Item 7 of the Company’s 2003 Annual Report on Form 10-K.

ITEM 4.                                                     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  The Company’s Chairman of the Board and Chief Executive Officer and its Chief Financial Officer and Treasurer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report.  Based on this evaluation, they have concluded that there have been no changes in the Company’s internal control during the period that have materially affected, or are reasonably likely to materially affect, the Company’s disclosure controls and procedures as described in Part II, Item 9A(a) of the Company’s 2003 Annual Report on Form 10-K.

(b) Changes in Internal Controls.  There were no significant changes in the Company’s internal controls during the period covered by this quarterly report that could significantly affect internal controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies or material weaknesses.

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc.
Alpharetta, Georgia

We have reviewed the accompanying consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries as of March 31, 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 11, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning the Company’s U.S. business segment change in its method of accounting for inventories for financial reporting purposes from the last-in, first out method to the first-in, first-out method, appearing in the Annual Report on Form 10-K of Schweitzer-Mauduit International, Inc. and subsidiaries for the year ended December 31, 2003.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
May 7, 2004

PART II - OTHER INFORMATION

Item 1.                                                           LEGAL PROCEEDINGS

The Company’s description of legal proceedings in Part I, Item 3 of its 2003 Annual Report on Form 10-K and in Note 6 to the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q are incorporated herein by reference.  As of March 31, 2004, no material change has occurred with respect to the matters discussed therein and there are no material new matters to report.

Item 2.                    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its Common Stock during the first quarter of 2004.  The following table indicates the remaining amount of share repurchases currently authorized by the Company’s Board of Directors:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased As Part of Publicly Announced Programs		Maximum Amount Of Shares that May Yet be Repurchased Under the Program
			(# Shares)	($ in millions)	($ in millions)

January	—	—	—	—
February	—	—	—	—
March	—	—	—	—
First Quarter	—	—	—	—
Year-to-Date 2004	—	—	—	—	$14.9	*

* As announced in the Company’s press release dated January 30, 2003, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common Stock during the period January 1, 2003 through December 31, 2004 in an amount not to exceed $20 million.  Corporate 10b5-1 plans have been used by the Company so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  However, further common stock repurchases during 2004 will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

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

(b)         Reports on Form 8-K:

On January 29, 2004, the Company filed a Current Report on Form 8-K dated January 29, 2004 which reported its fourth quarter 2004 earnings release on that same date.  The registrant did not file any other reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ PAUL C. ROBERTS	By:	/s/ WAYNE L. GRUNEWALD
	Paul C. Roberts		Wayne L. Grunewald
	Chief Financial Officer and		Controller
	Treasurer		(principal accounting officer)
(duly authorized officer and
principal financial officer)

May 7, 2004			May 7, 2004

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended March 31, 2004

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