Form 10-Q
period 2004-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2004-08-06
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒.  No ☐.

As of July 31, 2004, 14,877,116 shares of the Corporation’s common stock, par value $.10 per share, together with preferred stock purchase rights associated therewith, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
U.S. $ in millions, except per share amounts
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Net Sales	$161.6	$141.7	$321.5	$277.4
Cost of products sold	132.0	116.1	262.8	225.9
Gross Profit	29.6	25.6	58.7	51.5
Selling expense	6.8	5.7	14.1	11.1
Research expense	2.2	2.2	4.6	4.2
General expense	6.6	6.2	13.8	12.1
Operating Profit	14.0	11.5	26.2	24.1
Interest expense	1.0	0.6	2.0	1.3
Other income (expense), net	0.3	(1.0)	0.3	(0.7)
Income Before Income Taxes and Minority Interest	13.3	9.9	24.5	22.1
Provision for income taxes	3.5	1.4	6.4	5.4
Income Before Minority Interest	9.8	8.5	18.1	16.7
Minority interest in earnings of subsidiaries	1.1	1.0	2.9	2.3
Net Income	$8.7	$7.5	$15.2	$14.4

Net Income per Common Share:
Basic	$.58	$.52	$1.02	$.98
Diluted	$.56	$.50	$.98	$.95

Cash Dividends Declared per Common Share	$.15	$.15	$.30	$.30

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
U.S. $ in millions, except per share amounts
(Unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Current Assets
Cash and cash equivalents	$11.1	$3.7
Accounts receivable	94.6	91.9
Inventories	101.3	97.5
Current income tax refunds receivable	2.1	0.8
Deferred income tax benefits	4.2	5.5
Prepaid expenses	5.5	2.9
Total Current Assets	218.8	202.3

Gross Property, at cost	723.3	712.9
Less accumulated depreciation	309.8	301.4
Net Property	413.5	411.5

Noncurrent Deferred Income Tax Benefits	5.5	2.3

Deferred Charges and Other Assets	21.4	19.8

Total Assets	$659.2	$635.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$29.8	$11.7
Other short-term debt	36.3	19.0
Accounts payable	60.7	68.8
Accrued expenses	69.0	74.1
Current deferred revenue	6.0	6.0
Total Current Liabilities	201.8	179.6

Long-Term Debt	64.8	66.2
Noncurrent Deferred Income Tax Liabilities	32.1	26.3
Noncurrent Deferred Revenue	38.7	41.6
Noncurrent Pension and Other Postretirement Benefits	42.5	47.9
Other Noncurrent Liabilities	16.0	14.6
Minority Interest	8.2	9.5
Contingencies (See Notes 5 and 6)
Stockholders’ Equity
Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued	—	—
Common Stock -$.10 par value - 100,000,000 shares authorized, 16,078,733 shares issued at both June 30, 2004 and December 31, 2003 (14,933,056 and 14,803,268 shares outstanding at June 30, 2004 and December 31, 2003, respectively)	l.6	1.6
Additional paid-in capital	62.8	61.5
Common stock in treasury, at cost - 1,145,677 and 1,275,465 shares at June 30, 2004 and December 31, 2003, respectively	(21.1)	(21.9)
Retained earnings	254.7	244.0
Unearned compensation on restricted stock	(0.6)	(0.7)
Accumulated other comprehensive loss, net of income tax of $11.7 at both June 30, 2004 and December 31, 2003	(42.3)	(34.3)
Total Stockholders’ Equity	255.1	250.2

Total Liabilities and Stockholders’ Equity	$659.2	$635.9

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. $ in millions, except per share amounts
(Unaudited)

								Accumulated
			Additional					Other
	Common Stock Issued		Paid-In	Treasury Stock		Retained	Unearned	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Compensation	Income (Loss)	Total

Balance, December 31, 2002	16,078,733	$1.6	$61.1	1,131,415	$(18.2)	$218.4	$(0.5)	$(61.1)	$201.3

Net income for the six months ended June 30, 2003						14.4			14.4
Adjustments to unrealized foreign currency translation								17.2	17.2
Comprehensive income									31.6

Dividends declared ($0.30 per share)						(4.5)			(4.5)
Purchases of treasury stock				221,691	(5.1)				(5.1)
Restricted stock issuances				(2,500)	0.1		(0.1)		—
Amortization of unearned compensation							0.2		0.2
Stock issued to directors as compensation				(1,398)	0.1				0.1
Issuance of shares for options exercised	—	—	—	(17,467)	0.3	—	—	—	0.3

Balance, June 30, 2003	16,078,733	1.6	61.1	1,331,741	(22.8)	228.3	(0.4)	(43.9)	223.9

Net income for the six months ended December 31, 2003						20.1			20.1
Adjustments to minimum pension liability								(3.9)	(3.9)
Adjustments to unrealized foreign currency translation								13.5	13.5
Comprehensive income									29.7

Dividends declared ($0.30 per share)						(4.4)			(4.4)
Restricted stock issuances			0.2	(15,500)	0.2		(0.4)		—
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(1,326)	—				—
Tax benefit of options exercised			0.1						0.1
Issuance of shares for options exercised	—	—	0.1	(39,450)	0.7	—	—	—	0.8

Balance, December 31, 2003	16,078,733	1.6	61.5	1,275,465	(21.9)	244.0	(0.7)	(34.3)	250.2

Net income for the six months ended June 30, 2004						15.2			15.2
Adjustments to unrealized foreign currency translation								(8.0)	(8.0)
Comprehensive income									7.2

Dividends declared ($0.30 per share)						(4.5)			(4.5)
Purchases of treasury stock				122,900	(3.5)				(3.5)
Restricted stock issuances			0.1	(7,000)	0.1		(0.1)		0.1
Amortization of unearned compensation							0.2		0.2
Stock issued to directors as compensation				(1,302)	—				—
Tax benefit of options exercised			0.4						0.4
Issuance of shares for options exercised	—	—	0.8	(244,386)	4.2	—	—	—	5.0

Balance, June 30, 2004	16,078,733	$1.6	$62.8	1,145,677	$(21.1)	$254.7	$(0.6)	$(42.3)	$255.1

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
U.S. $ in millions

(Unaudited)

	For the six months ended June 30,
	2004	2003

Operations
Net income	$15.2	$14.4
Non-cash items included in net income:
Depreciation and amortization	17.8	14.6
Amortization of deferred revenue	(2.9)	(2.8)
Deferred income tax provision	3.3	1.3
Minority interest in earnings of subsidiaries	2.9	2.3
Other items	(1.5)	(1.5)
Net changes in operating working capital, excluding effects of acquisition	(21.0)	(14.9)
Cash Provided by Operations	13.8	13.4
Investing
Capital spending	(23.1)	(27.0)
Capitalized software costs	(1.4)	(1.7)
Acquisition, net of cash acquired	(8.4)	—
Other	(1.9)	3.3
Cash Used for Investing	(34.8)	(25.4)
Financing
Cash dividends paid to SWM stockholders	(4.5)	(4.5)
Cash dividends paid to minority owners	(3.8)	(10.4)
Changes in short-term debt	17.3	8.7
Proceeds from issuances of long-term debt	23.8	24.0
Payments on long-term debt	(5.9)	(9.6)
Purchases of treasury stock	(3.5)	(5.1)
Proceeds from exercise of stock options	5.0	0.3
Cash Provided by Financing	28.4	3.4

Increase (Decrease) in Cash and Cash Equivalents	7.4	(8.6)

Cash and Cash Equivalents at Beginning of Period	3.7	15.3

Cash and Cash Equivalents at End of Period	$11.1	$6.7

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

Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding.  The average numbers of common shares used in the calculations of basic net income per common share for the three and six month periods ended June 30, 2004 were approximately 14,932,100 and 14,877,700, respectively, and for the three and six month periods ended June 30, 2003 were approximately 14,721,300 and 14,784,500, respectively.  Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding.  The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three and six month periods ended June 30, 2004 were approximately 15,476,100 and 15,480,200, respectively, and for the three and six month periods ended June 30, 2003 were approximately 15,035,500 and 15,115,800, respectively.  Potential common shares during the respective periods are those related to stock options and restricted stock outstanding and directors’ accumulated deferred stock compensation, which may be received by the directors in the form of stock or cash.  A reconciliation of the average number of common shares outstanding used in the calculations of basic and diluted net income per share follows (in 000’s):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Average number of common shares outstanding	14,932.1	14,721.3	14,877.7	14,784.5
Dilutive effect of:
- stock options	465.9	236.9	515.7	254.5
- restricted stock	59.7	62.5	68.7	62.5
- directors’ deferred stock compensation	18.4	14.8	18.1	14.3
Average number of common and potential common shares outstanding	15,476.1	15,035.5	15,480.2	15,115.8

Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods.  The average number of share equivalents resulting from these anti-dilutive stock options not included in the computations of diluted net income per share for the three and six month periods ended June 30, 2004 were both approximately 3,500, and for the three and six month periods ended June 30, 2003 were approximately 222,800 and 222,300, respectively.

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

		For the three months ended June 30,		For the six months ended June 30,
		2004	2003	2004	2003

Net income, as reported		$8.7	$7.5	$15.2	$14.4
Deduct:	Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	0.3	0.2	0.6	0.5
Net income, pro forma		$8.4	$7.3	$14.6	$13.9
Earnings per share:
	Basic – as reported	$0.58	$0.52	$1.02	$0.98
	Basic – pro forma	$0.56	$0.50	$0.98	$0.94

	Diluted – as reported	$0.56	$0.50	$0.98	$0.95
	Diluted – pro forma	$0.54	$0.49	$0.94	$0.92

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

Kimsari’s products include cigarette paper and conventional plug wrap for the cigarette industry.  It has one paper machine, with an annual capacity of approximately 3,200 metric tons, and has approximately 200 employees.  Net sales for the fiscal year ended December 31, 2003 totaled $6.7.  One of SMF’s French subsidiaries, Papeteries de Mauduit S.A.S. (“PdM”), was involved in the design and construction of the Kimsari mill in the mid-1980’s, has provided intermittent technical support and licenses Kimsari to utilize the PDM trademark in the marketing of Kimsari’s products in Indonesia.  The marketing and sales of Kimsari’s products are being coordinated with the efforts of the Company’s French operations in the southeast Asian market.  In recognition of the affiliation with PdM and the continued use of the PDM trademark, the name of Kimsari was changed to P.T. PDM Indonesia.

Note 4.                   Inventories

The following schedule details inventories by major class:

	June 30, 2004	December 31, 2003
At the lower of cost on the First-In, First-Out (FIFO) and weighted average methods or market:
Raw materials	$36.8	$34.2
Work in process	10.9	9.6
Finished goods	36.3	36.8
Supplies and other	17.3	16.9

Total	$101.3	$97.5

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

Administrative appeals were filed on the Assessment, and in April 2001 and August 2001 decisions were rendered on these administrative appeals.  The State of Rio de Janeiro tax authorities denied the appeal of Assessment 2 in its entirety and reduced the original amount of Assessment 1 by approximately $1.6 based on SWM-B’s argument that Assessment 1 in part covered periods barred by the applicable statute of limitations.  Following these decisions at the administrative level, judicial actions captioned Schweitzer-Mauduit do Brasil S.A. vs State of Rio de Janeiro were filed in the Judiciary Branch of the 11th Public Treasury Court of the State of Rio de Janeiro to annul the tax and to enjoin enforcement pending final adjudication of the Assessment.  The courts issued injunctions, which were upheld on appeal, against enforcement of the Assessment without the requirement for any bond or posting of other collateral by SWM-B, pending final determination of SWM-B’s action to annul the tax debts.  In August and November 2003, the court hearing the challenges in the State of Rio de Janeiro ruled in SWM-B’s favor in its suits to vacate Assessment 2 and Assessment 1, respectively, affirming the bases of SWM-B’s legal challenges of the Assessment, and ruled that the government should pay the Company’s legal and court fees in the cases.  These favorable decisions were automatically appealed by the State of Rio de Janeiro.  On May 4, 2004, the 1st Civil Chamber of the Court of Appeals of the State of Rio de Janeiro entered an order, published on June 7, 2004, granting the State of Rio de Janeiro’s appeal of the lower court’s decision annulling Assessment 2 against SWM-B.  The appellate court reached its decision based on a majority vote of the three-judge panel, with one judge issuing a written dissenting opinion.  In June 2004, SWM-B filed a motion and supporting brief with the appellate court for a rehearing en banc.

SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor.  However the final resolution of this matter may entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years.  Based on the foreign currency exchange rate at June 30, 2004, the Assessment, as reduced in August 2001, totaled approximately $11.3 as of June 30, 2004, of which approximately $5.1 is covered by the above-discussed indemnification.  No liability has been recorded in the Company’s consolidated financial statements for the Assessment based on the Company’s evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

In February 2004, SWM-B filed suit against the State of Rio de Janeiro to recover ICMS credits previously reversed in 2000 following receipt of the Assessment.  After the Assessment was filed against the Company, SWM-B changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of having received the August and November 2003 favorable lower court rulings to the above Assessment 2 and Assessment 1, respectively, SWM-B petitioned the court for permission to offset overpaid ICMS taxes against current tax liabilities.  The amount of the claim totaled approximately $1.3, based on the foreign currency exchange rate at June 30, 2004.  During March 2004, the court rejected SWM-B’s claim, which decision SWM-B has appealed.  As of June 30, 2004, no asset has been recorded for this potential recovery.

Solvay Matter

During 1998, PdM, a wholly-owned indirect French subsidiary of the Company, entered into an agreement with one of its vendors, Solvay Specialties France S.A. (“Solvay”), in connection with PdM’s purchases of calcium carbonate.  Solvay agreed to construct and operate an on-site plant at the Quimperle, France mill at a capital cost of approximately 40 million French franc ($7.4 at the June 30, 2004 exchange rate).

During 2002, PdM determined that the slurry-form calcium carbonate produced by the on-site plant was causing variations in some of its products.  The agreement provides generally that use of the slurry-form calcium carbonate will not have a notable effect on PdM’s products compared to their production using the dry-form of calcium carbonate provided by Solvay.  Because of the product variations it was detecting and in order to comply with customers’ specifications for its products, PdM reduced its consumption of slurry-form calcium carbonate and subsequently purchased less than the minimum annual purchase commitment of slurry-form calcium carbonate produced by the on-site plant during 2002, substituting dry-form calcium carbonate from Solvay in its place.  The on-site plant continues to operate and supply a portion of PdM’s calcium carbonate requirements.  The quality problems with the slurry-form calcium carbonate continued in the latter half of 2002 and in 2003, but PdM undertook efforts to mitigate the issues associated with use of the slurry, which allowed it to increase its consumption of the slurry such that the minimum annual commitment of slurry-form calcium carbonate was purchased by PdM in 2003.  Since the amount of slurry-form calcium carbonate purchased from Solvay prior to 2003 had been less than the original amount contemplated, Solvay has requested payment corresponding to a reduction in the contractual quantity discounts that had been provided to PdM in 2002 and prior years, to which PdM disagrees.  Additionally, PdM continued to apply the contractual quantity discounts against subsequent invoices through the end of 2003, to which Solvay disagreed.

On November 22, 2002, PdM received service of process concerning a petition filed by Solvay in the Tribunal de Commerce court sitting in Paris, France asking that court to appoint an expert for the purpose of determining whether the slurry form calcium carbonate produced by the satellite plant satisfied the contractual specifications.  The court appointed expert filed his report with the court in June 2004.  The expert’s report was inconclusive.  The report noted that the slurry form calcium carbonate did not produce products equal to the dry form calcium carbonate when run on the paper machines without change in their operation.  However, the expert could not reach any conclusion on the issue of whether or not the calcium carbonate slurry produced by the satellite plant might be able to produce paper that conformed to the contract specifications absent further guidance to the expert on the contractually permitted range of paper making process modifications that could be made to accommodate the slurry form calcium carbonate.  The delivery of the expert’s report concluded the pending inquiry and no other court actions concerning this matter are presently pending.  Following submission of the expert’s report, Solvay requested PdM to engage in further settlement negotiations and PdM agreed to Solvay’s request.

The Company believes that the quantity discount matter will be resolved by the parties through a commercial settlement of their respective positions on the calcium carbonate slurry quality and the pricing that should apply to the actual levels of the slurry and dry form calcium carbonate consumed by PdM.  PdM has accrued an amount related to the approximately $8 of disputed invoices that reflects its assessment of the most reasonably likely level of pricing that will apply to reach a commercial resolution of the quality and pricing issues.  The resolution of this dispute is not expected to have a material adverse effect on the Company’s operations or financial results.

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

	For the three months ended
	June 30,	June 30,	% Change	% of Consolidated
Net Sales	2004	2003	vs. 2003	2004	2003
United States	$52.0	$47.5	+9.5%	32.2%	33.5%
France	102.5	86.6	+18.4	63.4	61.1
Brazil	11.8	11.1	+6.3	7.3	7.8
Subtotal	166.3	145.2
Intersegment sales by:
United States	(0.2)	(0.2)		(0.1)	(0.1)
France	(3.7)	(2.9)		(2.3)	(2.0)
Brazil	(0.8)	(0.4)		(0.5)	(0.3)
Consolidated	$161.6	$141.7	+14.0%	100.0%	100.0%

	For the three months ended
	June 30,	June 30,	% Change	% of Consolidated		% Return on Sales
Operating Profit	2004	2003	vs. 2003	2004	2003	2004	2003
United States	$2.1	$1.0	N.M.	15.0%	8.7%	4.0%	2.1%
France	12.7	11.6	+9.5%	90.7	100.9	12.4	13.4
Brazil	1.1	0.8	+37.5	7.9	6.9	9.3	7.2
Unallocated expenses	(1.9)	(1.9)		(13.6)	(16.5)
Consolidated	$14.0	$11.5	+21.7%	100.0%	100.0%	8.7%	8.1%

	For the six months ended
	June 30,	June 30,	% Change	% of Consolidated
Net Sales	2004	2003	vs. 2003	2004	2003
United States	$98.0	$92.7	+5.7%	30.5%	33.4%
France	207.3	170.0	+21.9	64.5	61.3
Brazil	23.7	21.4	+10.7	7.4	7.7
Subtotal	329.0	284.1
Intersegment sales by:
United States	(0.3)	(0.2)		(0.1)	(0.1)
France	(6.1)	(5.5)		(1.9)	(2.0)
Brazil	(1.1)	(1.0)		(0.4)	(0.3)
Consolidated	$321.5	$277.4	+15.9%	100.0%	100.0%

	For the six months ended
	June 30,	June 30,	% Change	% of Consolidated		% Return on Sales
Operating Profit	2004	2003	vs. 2003	2004	2003	2004	2003
United States	$1.0	$—	N.M.	3.8%	—%	1.0%	—%
France	26.6	25.0	+6.4%	101.5	103.7	12.8	14.7
Brazil	2.3	2.8	-17.9	8.8	11.6	9.7	13.1
Unallocated expenses	(3.7)	(3.7)		(14.1)	(15.3)
Consolidated	$26.2	$24.1	+8.7%	100.0%	100.0%	8.1%	8.7%

N.M. – Not Meaningful.

	June 30,	December 31,	% of Consolidated
Total Assets	2004	2003	2004	2003
United States	$224.9	$211.5	34.1%	33.3%
France	390.4	382.0	59.2	60.1
Brazil	47.0	44.2	7.1	6.9
Unallocated items and eliminations, net	(3.1)	(1.8)	(0.4)	(0.3)
Consolidated	$659.2	$635.9	100.0%	100.0%

Approximately 66 percent of the Company’s assets were outside of the United States, substantially all of which were in France, Brazil or Indonesia (included in France above).  The balance sheets of the Company’s foreign subsidiaries were translated at period-end currency exchange rates, and the differences from historical exchange rates were reflected in accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments.  Unfavorable unrealized foreign currency translation adjustments during the six month period ended June 30, 2004, due primarily to a weaker euro and Brazilian real against the U.S. dollar at June 30, 2004 versus December 31, 2003, were more than offset by increased assets in those segments.

Note 8.                   Guarantee Instruments

As of June 30, 2004, the Company had issued guarantee instruments in connection with certain agreements and as required by regulatory agencies in connection with certain of the Company’s ongoing obligations, as follows: (i) The Company issued a surety bond to the State of Massachusetts beginning in 1998 in the principal amount of $1.5 related to the Company’s ongoing obligation for post-closure monitoring and maintenance of a landfill site.  This surety bond was replaced with a letter of credit effective April 2003, the principal amount of which was $1.5 as of June 30, 2004.  The Company has a liability recorded at June 30, 2004 of $0.5 based on its current estimate of the remaining costs to perform such post-closure care.  (ii) Since 1995, the Company has issued an annual letter of credit to an insurance company, the principal amount of which was $1.2 as of June 30, 2004, in connection with its administration of the Company’s workers compensation claims in the United States, for which the Company has recorded a liability of $1.3 at June 30, 2004.  (iii) The Company began issuing a letter of credit to the Township of East Brunswick, New Jersey beginning in 1988, the principal amount of which was $0.6 as of June 30, 2004, in connection with the Company’s long-term obligation related to the municipality’s recovery of the cost of installation of a water line to the Company’s Spotswood mill, for which the Company has a recorded liability of $0.5 at June 30, 2004.  (iv) The Company has certain other letters of credit and surety bonds outstanding at June 30, 2004, which are not material either individually or in the aggregate.

Note 9.                   Postretirement Benefits

The Company sponsors pension benefits in the Unites States, France and Canada and postretirement healthcare and life insurance benefits in the United States and Canada.  The Company’s Canadian pension and postretirement benefits are not significant and therefore are not included in the following disclosures.

The components of net pension and postretirement healthcare and life insurance benefit costs for U.S. employees for the three and six month periods ended June 30, 2004 and 2003 were as follows:

For the three months ended June 30:

	Pension Benefits		Healthcare and Life Insurance Benefits
	2004	2003	2004	2003
Service cost	$0.8	$0.6	$—	$—
Interest cost	1.4	1.4	0.2	0.2
Expected return on plan assets	(1.6)	(1.5)	—	—
Amortizations and other	0.5	0.1	—	—
Net periodic benefit cost	$1.1	$0.6	$0.2	$0.2

For the six months ended June 30:

	Pension Benefits		Healthcare and Life Insurance Benefits
	2004	2003	2004	2003
Service cost	$1.6	$1.2	$0.1	$0.1
Interest cost	2.8	2.8	0.4	0.4
Expected return on plan assets	(3.2)	(2.9)	—	—
Amortizations and other	0.7	0.2	—	—
Net periodic benefit cost	$1.9	$1.3	$0.5	$0.5

The Company has determined that any federal subsidy payments the Company receives as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) will revert to retirees in the form of reduced participant contributions under the current provisions of its postretirement healthcare plan, and therefore the Act will not affect the Company’s associated accumulated benefit obligation or net periodic benefit cost.

The components of net pension costs in France for the three and six month periods ended June 30, 2004 and 2003 were as follows:

	For the three months ended June 30:		For the six months ended June 30:
	2004	2003	2004	2003
Service cost	$0.4	$0.4	$0.8	$0.8
Interest cost	0.4	0.4	0.8	0.8
Expected return on plan assets	(0.2)	(0.2)	(0.4)	(0.4)
Amortizations and other	0.2	0.2	0.4	0.4
Net periodic benefit cost	$0.8	$0.8	$1.6	$1.6

The Company made a total of $6.1 of pension contributions to its pension plans through the first six months of 2004 and currently expects to make additional pension contributions during the remainder of 2004 of approximately $1 to $4 in order to help improve the funded status of these plans.  The Company also made a total of $0.7 of payments in the first six months of 2004, and expects to make additional payments during the remainder of 2004 of approximately $0.6, related to its U.S. postretirement healthcare and life insurance benefits.

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

Results of Operations

Net Sales

The following table summarizes the amount and percent of change by component in the Company’s net sales for the three and six month periods ended June 30, 2004 compared with the corresponding periods of 2003 (US$ in millions):

	Three months		Six months
	Amount	Percent	Amount	Percent
Changes in sales volumes (internal growth)	$2.6	1.8%	$8.3	3.0%
Changes in sales volumes (acquisition)	1.8	1.3	3.2	1.2
Changes in selling price and product mix	9.5	6.7	14.5	5.2
Changes in currency exchange rates	6.0	4.2	18.1	6.5
Total Net Change	$19.9	14.0%	$44.1	15.9%

Net sales were $161.6 million, an increase of $19.9 million, or 14.0 percent, in the three month period ended June 30, 2004 compared with the corresponding period of the preceding year.  This increase was a result of favorable effects of higher average selling prices, changes in currency exchange rates and increased sales volumes.  Higher average selling prices were experienced in France and the United States, which favorably impacted the net sales comparison by $9.5 million.  Changes in currency exchange rates increased net sales by $6.0 million as a result of a stronger euro versus the U.S. dollar compared with the same quarter of the prior year.  The Company’s total worldwide sales volumes increased by six percent in the quarter compared with the same quarter of the prior year, having a favorable $4.4 million impact on the net sales comparison.  Excluding sales of the Indonesian operation, which was acquired in February 2004, total sales volumes increased by four percent.  Sales volumes for the quarter increased by 14 percent at the Brazilian business unit, attributable to increased sales of both tobacco-related papers and commercial and industrial papers.  Sales volumes for the French business segment increased by eight percent, primarily as a result of increased sales volumes of reconstituted tobacco leaf (“RTL”) associated with the new RTL production line in France that began operation during the fourth quarter of 2003.  Excluding sales of the Indonesian operation, the increase in French sales volumes was five percent for the quarter.  For the U.S. business unit, sales volumes decreased by four percent, reflecting a decline in sales of tobacco-related papers.

Net sales were $321.5 million, an increase of $44.1 million, or 15.9 percent, in the six month period ended June 30, 2004 compared with the corresponding period of the preceding year.  This increase was a result of favorable effects of changes in currency exchange rates, higher average selling prices and increased sales volumes.  Changes in currency exchange rates increased net sales by $18.1 million primarily as a result of a stronger euro versus the U.S. dollar compared with the same quarter of the prior year.  Higher average selling prices were experienced in France and the United States, which favorably impacted the net sales comparison by $14.5 million.  The Company’s total worldwide sales volumes increased by seven percent in the six month period compared with the same period of the prior year, having a favorable $11.5 million impact on the net sales comparison.  Excluding sales of the Indonesian operation, total sales volumes increased by six percent.  Sales volumes for the French business segment increased by 11 percent, primarily as a result of increased sales volumes of RTL associated with the new production line.  Excluding sales of the Indonesian operation, the increase in French sales volumes was eight percent for the period.  Sales volumes for the period increased by ten percent at the Brazilian business unit, attributable to increased sales of both tobacco-related and commercial and industrial papers.  For the U.S. business unit, sales volumes decreased by three percent, reflecting a decline in sales of both tobacco-related and commercial and industrial papers.

Operating Profit

Following is a summary of the Company’s consolidated operating results as a percentage of consolidated net sales for the three and six month periods ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	81.7	81.9	81.7	81.4
Gross Profit	18.3%	18.1%	18.3%	18.6%
Nonmanufacturing expenses	9.6	10.0	10.2	9.9
Operating Profit	8.7%	8.1%	8.1%	8.7%

On a consolidated basis, the Company’s gross profit margin in the three and six month periods ended June 30, 2004 and 2003 remained reasonably stable.  The unfavorable effects of higher wood pulp, purchased energy, labor and benefit costs, together with machine start-up costs in the 2004 periods, largely offset the benefits of higher average selling prices, an improved mix of products sold and increased production and sales volumes.

Nonmanufacturing expenses also remained relatively stable as a percentage of consolidated net sales.  The 2004 amounts included higher compensation and benefit costs, increased selling expenses associated with increased sales volumes and costs incurred in the closure of an administrative and sales office in Paris, France.

The year-to-year changes in operating profit return on net sales generally reflected the changes in gross profit margin.

Operating profit was $14.0 million, an increase of $2.5 million in the three month period ended June 30, 2004 compared with the corresponding period of the preceding year.  This increase in operating profit was due to increased production and sales volumes, an improved mix of products sold and higher average selling prices.  These positive factors were partially offset by increased wood pulp, labor and employee benefit expenses as well as higher nonmanufacturing expenses.  Additionally, machine start-up expenses were incurred in the United States and France totaling $1.1 million in the quarter, and $0.2 million was incurred in France to complete the closure of an administrative and sales office in Paris.  The higher per ton wood pulp costs increased the Company’s operating expenses by $0.8 million compared with the prior-year quarter.

Operating profit for the French business segment increased by $1.1 million, to $12.7 million for the quarter, primarily as a result of increased production and sales volumes and higher average selling prices, partially offset by increased wood pulp, labor and nonmanufacturing expenses.  During the second quarter of 2004, start-up expenses of $0.2 million were incurred related to the new RTL production line and $0.2 million of expenses were incurred to complete the closure of the office in Paris.  Increased selling expenses were also incurred in France in support of increased sales volumes.

The U.S. business segment had operating profit of $2.1 million during the quarter, $1.1 million better than the second quarter of 2003.  The benefits of higher average selling prices, an improved mix of products sold and increased production and sales of lower ignition propensity cigarette papers were partially offset by increased wood pulp, purchased energy, labor and employee benefit expenses, as well as $0.9 million of start-up expenses incurred related to a cigarette paper machine at the Spotswood, New Jersey mill that was rebuilt as part of the Company’s cigarette paper manufacturing strategy that was announced in 2003.

Operating profit in Brazil improved by $0.3 million, to $1.1 million for the quarter, primarily due to increased production and sales volumes and lower labor and raw material costs, partially offset by lower average selling prices.

Operating profit was $26.2 million in the six month period ended June 30, 2004, an increase of $2.1 million compared with the corresponding period of the preceding year.  This increase in operating profit was due to the favorable effects of increased production and sales volumes, an improved mix of products sold and higher average selling prices.  These positive factors were partially offset by increased wood pulp, labor, employee benefit and nonmanufacturing expenses, costs incurred to close the administrative and sales office in Paris, machine start-up expenses and unfavorable currency exchange rate effects compared with the same period of the prior year.  The higher per ton wood pulp costs increased the Company’s operating expenses by $2.2 million compared with the prior-year quarter.  Start-up expenses totaling $1.5 million were incurred, $0.6 million of which was related to the start-up of the new RTL production line in France and $0.9 million of which was related to the start-up of the rebuilt paper machine in the Company’s Spotswood mill.  The higher nonmanufacturing expenses included $1.1 million incurred to close the Paris administrative and sales office.

Operating profit for the French business segment increased by $1.6 million, to $26.6 million, primarily as a result of increased production and sales volumes and higher average selling prices, partially offset by increased wood pulp, labor and nonmanufacturing expenses.  During the first six months of 2004, $1.1 million of expenses were incurred to close an administrative and sales office in Paris.  The Paris office closure is expected to benefit nonmanufacturing costs beginning in the second half of 2004.  Increased selling expenses were also incurred in France in support of increased sales volumes, and start-up expenses of $0.6 million were incurred during the quarter related to the new RTL production line.  Unfavorable impacts of changes in currency exchange rates reduced French operating profit by $0.7 million.

The U.S. business segment had operating profit of $1.0 million during the first six months of 2004, an improvement of $1.0 million over the comparable period of the prior year.  The benefits of higher average selling prices, an improved mix of products sold and increased production and sales of lower ignition propensity cigarette papers were partially offset by Spotswood machine start-up expenses of $0.9 million and increased wood pulp, purchased energy, labor and employee benefit expenses.

Operating profit in Brazil was $2.3 million, a decline of $0.5 million for the first six months of 2004 compared with the corresponding period of 2003, primarily due to lower average selling prices, as well as unfavorable impacts of changes in currency exchange rates which reduced operating profit by $0.7 million.  These unfavorable factors were partially offset by the benefits of increased production and sales volumes.

Non-Operating Expenses

Interest expense of $1.0 million was higher by $0.4 million for the three month period ended June 30, 2004 compared with the corresponding period of the preceding year.  Interest expense of $2.0 million was higher by $0.7 million for the six month period ended June 30, 2004 compared with the corresponding period of the preceding year.   These increases in interest expense were the result of increased borrowings which have supported the Company’s recent capital additions and working capital needs.  Other income (expense), net consisted primarily of interest income, foreign currency transaction gains and losses and royalty income in each of the periods presented.  Other income, net of $0.3 million in both the three and six month periods ended June 30, 2004 was favorable compared with the corresponding periods of the prior year by $1.3 million and $1.0 million, respectively, primarily attributable to foreign currency transaction losses in 2003 caused by exchange rate changes on non-local currency denominated assets and liabilities in the Company’s foreign subsidiaries.

Income Taxes

The effective income tax rate for the three and six month periods ended June 30, 2004 was 26 percent compared with 14 percent and 24 percent for the respective corresponding periods of 2003.  The lower effective income tax rates in 2003 reflected a net favorable $1.7 million adjustment of valuation allowances primarily related to the final settlement of prior-period tax audit assessments in the Company’s French operations.  Also, the provision for income taxes during the three and six month periods ended June 30, 2004 included benefits of $0.4 million and $0.7 million, respectively, related to changes in estimates of foreign tax credit carryforwards expected to be utilized in the Company’s 2003 U.S. federal income tax return.

Liquidity and Capital Resources

	Six Months Ended June 30,
	(U.S. $in millions)
Cash Provided by (Used for):	2004	2003
Operations	$13.8	$13.4
Changes in operating working capital	(21.0)	(14.9)
Capital spending	(23.1)	(27.0)
Acquisition, net of cash acquired	(8.4)	—
Changes in debt	35.2	23.1
Dividends to SWM stockholders	(4.5)	(4.5)
Dividends to minority owners	(3.8)	(10.4)
Purchases of treasury stock	(3.5)	(5.1)
Proceeds from exercise of stock options	5.0	0.3

The Company’s primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings.  While quarterly fluctuations occur, the Company’s annual cash flow from operations has been relatively stable historically, reflecting typically consistent demand for its products.  Since the Company’s spin-off from Kimberly-Clark in 1995 through 2002, the Company’s annual cash flow from operations exceeded its requirements for capital spending and dividends to stockholders by at least $15 million each year; however, this was not the case in 2003 due to a record high level of capital spending in 2003.  Also, the Company’s cash flow from operations may not exceed its cash requirements in 2004 due to an expected continued high level of capital spending coupled with an expected increase in operating working capital, although the full-year 2004 operating working capital increase is not expected to be as much as was experienced in the first half of the year.

The Company’s cash provided by operations increased by $0.4 million, from $13.4 million for the six months ended June 30, 2003 to $13.8 million for the six months ended June 30, 2004.

Changes in operating working capital contributed unfavorably to cash flow by $21.0 million in the six month period ended June 30, 2004, due primarily to decreases in accounts payable and accrued expenses and increases in inventories, accounts receivable and prepaid expenses.  Changes in operating working capital contributed unfavorably to cash flow by $14.9 million in the six month period ended June 30, 2003, due primarily to an increase in accounts receivable.  The Company typically experiences seasonal variations such that operating working capital generally increases during the first half of each year and decreases in the latter half of each year.  The decrease in accounts payable in the 2004 period was primarily due to payments of accounts payable balances related to capital project activity in the latter months of 2003, part of which was reflected in the December 31, 2003 accounts payable balance.  The decrease in accrued expenses in the 2004 period was primarily due to payments in 2004 of compensation accrued as of December 31, 2003.  The increases in inventories and accounts receivable in the 2004 period were primarily due to increased levels of 2004 production and sales.  The increase in prepaid expenses in the 2004 period was primarily due to the timing of payments by the Company for certain of its insurance policies.  The increase in accounts receivable in the 2003 period was due to increased sales levels in the first half of 2003 versus sales in the prior November and December.

In April 2002, the Company announced that a project was authorized to install a new RTL production line at the Spay, France mill of LTR Industries, S.A. (“LTRI”), the Company’s 72 percent indirectly-owned French subsidiary.  This project provided for a third RTL production line and supporting equipment with anticipated annual production capacity of approximately 33,000 metric tons, which increases the total annual production capacity at the Spay mill to approximately 80,000 metric tons.  Work began on the project during the second quarter of 2002 and the new production line began operation during the fourth quarter of 2003.  As of the end of the second quarter of 2004, the new production line had nearly reached end of curve production rates, or the end of the start-up period of the machine at which time normal waste levels and production rates have been attained.  The Company incurred $4.8 million of capital spending in the first six months of 2004 toward completion of this project.  Capital spending has totaled approximately $77 million for the project to date, with approximately $2 million still expected to be incurred in the balance of 2004 to finalize this project.  Funding for the project has come from the Company’s internally generated funds and existing bank credit facilities.

In April 2003, the Company announced a new cigarette paper manufacturing strategy.  In support of this strategy, approximately $12.4 million of capital is being spent to add cigarette paper manufacturing capacity at the Company’s mill in Brazil and $4.4 million of capital spending is being incurred to rebuild a cigarette paper machine at the Company’s Spotswood mill.  These capital projects are expected to be completed by the end of 2004.  The Company incurred $7.4 million of capital spending toward these projects in the first six months of 2004.  Capital spending has totaled approximately $10 million for the projects to-date, with approximately $7 million still expected to be incurred during the balance of 2004 to finalize these projects.  Funding for this capital spending is expected to come from the Company’s internally generated funds and existing bank credit facilities.  These projects will result in improved product quality and productivity and will facilitate the Company’s global sourcing of customers’ requirements in order to take better advantage of its low-cost production capabilities, thereby improving the Company’s overall profitability.

Capital spending in the six month period ended June 30, 2004 also included $1.3 million toward the construction of additional office space at the Spay mill and $1.0 million toward the speed-up of a paper machine at the Lee, Massachusetts mill.  No other single capital project accounted for more than $0.6 million of capital spending during the first six months of 2004.  Capital spending in the six month period ended June 30, 2003 included $17.0 million toward the new RTL production line at the Spay mill, with no other single project accounting for more than $0.7 million of capital spending during the period.

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

The Company maintains short-term and long-term credit facilities.  In addition to uncommitted bank overdrafts and lines of credit totaling approximately $31 million in the United States, France and Brazil, of which approximately $5 million was still available for borrowing as of June 30, 2004, the Company has credit facilities with a group of banks which include 364-day and five-year committed revolving credit facilities in the United States and France (the “Credit Agreement”).  At June 30, 2004, the Company had approximately $15 million still available for borrowing under its 364-day revolving Credit Agreement facilities, which are scheduled to expire January 27, 2005.  Additionally, at June 30, 2004, the Company had approximately $37 million still available for borrowing under its five-year revolving Credit Agreement facilities, for which repayment of borrowings can be extended until maturity of the facility on January 31, 2007.

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

In the first six months of 2004, the Company borrowed a net $35.2 million to support its capital spending and working capital requirements.  In the first six months of 2003, the Company borrowed a net $23.1 million to support its capital spending and working capital needs.  The Company’s total debt to capital ratios at June 30, 2004 and December 31, 2003 were 33 percent and 27 percent, respectively, both near the low end of the Company’s target range of 30 to 40 percent.

Effective January 31, 2003, the Company entered into a two-year interest rate swap agreement to fix the LIBOR rate component of $15 million of its variable rate U.S. dollar long-term debt at 2.05 percent, which had the effect of fixing the Company’s interest rate, including margin, at 2.75 percent on $15 million of its debt through January 31, 2005.  This interest rate swap contract was designated as a cash flow hedge and qualified for short-cut method treatment under SFAS No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  As such, the Company assumed there was no ineffectiveness of this hedge contract, and accordingly, no gain or loss was recorded in the income statement relative to the changes in fair value of this interest rate swap contract, but instead the changes in fair value of the contract were reflected in other comprehensive income (loss).  As of June 30, 2004, no other interest rate-related derivative contract agreements had been entered into by the Company.

On July 29, 2004, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock.  The dividend will be payable on September 13, 2004 to stockholders of record on August 16, 2004.

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

Cash dividends paid to minority owners relate to the minority owners’ share of dividends paid by LTRI, the Company’s 72 percent indirectly-owned French subsidiary.  The 2003 amount of $10.4 million was the total of two such dividends paid by LTRI in 2003, since no dividend was paid by LTRI in 2002.  The 2004 amount of $3.8 million was paid by LTRI in the second quarter.

During 2002, the Company’s Board of Directors authorized a program for the repurchase of shares of the Company’s common stock during the period January 1, 2003 through December 31, 2004 in an amount not to exceed $20 million.  Under this authorization, the Company repurchased a total of 221,691 shares of its common stock during 2003 for $5.1 million, of which $2.4 million occurred in the second quarter of 2003.  Through June 30, 2004, the Company repurchased an additional 122,900 shares of its common stock under this authorization for $3.5 million, all of which occurred in the second quarter.  Corporate 10b5-1 plans have been used by the Company so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.

During the first six months of 2004, the Company received $5.0 million in proceeds from the exercise of stock options by employees, an increase of $4.7 million over the same period of the prior year.  Most of the options exercised were granted in 1995, would have expired in 2005 and were exercised by officers of the Company in accordance with previously filed 10b5-1 plans.  As part of the Company’s corporate governance activities, a policy was implemented in 2002 requiring that the Company’s Exchange Act Rule 16 reporting officers, and certain other officers that could be exposed to material non-public information by virtue of their positions, exercise their stock options through Exchange Act Rule 10b5-1 plans for transactions in Company stock that involve a market transaction.  Additional stock option exercises are likely to occur in the remaining quarters of 2004 and in 2005 as a result of such officers’ 10b5-1 plans.

After being in a net overfunded position in 2000 and prior years, the Company’s U.S. and French pension plans changed to an underfunded status in 2001 as a result of the poor performance of the equities markets and lower interest rates that caused estimated future pension liabilities to increase because of the use of a lower discount rate.  The underfunded pension status worsened during 2002, as still lower equities markets and interest rates more than offset the Company’s pension contributions, and again during 2003, as interest rates continued to decline partially offset by improved equities markets and the Company’s additional pension contributions (see additional disclosure regarding the Company’s pension plans in Note 8 to the Company’s Consolidated Financial Statements in its 2003 Annual Report on Form 10-K).  As of December 31, 2003, these plans were underfunded by $36.8 million as it relates to the associated accumulated pension benefit obligations.  The Company made pension contributions in the U.S. and France totaling $3.4 million through the first six months of 2003 and $10.7 million during all of 2003.  The Company made $6.1 million of pension contributions to these plans through the first six months of 2004 and currently expects to make additional pension contributions during the remainder of 2004 of approximately $1 to $4 million and additional amounts in future years in the United States and France in order to help improve the funded status of these plans.  However, negative returns in the equities markets or even lower interest rates could further adversely impact the funded status of these plans.

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

The Company’s ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, stockholder dividends, pension plan contributions, purchases of the Company’s common stock and working capital.  Other than future repayments of short-term and long-term debt and related interest, minimum operating lease obligations, expenditures associated with capital projects and the Company’s above-mentioned minimum annual commitments for purchases of calcium carbonate and steam, the Company had no material outstanding commitments as of June 30, 2004.

The Company believes its cash flow from operations, together with borrowings available under its revolving credit and other credit facilities, will be sufficient to fund its ongoing cash requirements.

Outlook

Consistent with recent historical trends, worldwide cigarette consumption is expected to increase at a rate of approximately one-half percent per year.  The anticipated decline in the production of cigarettes in developed countries is expected to be more than offset by increased cigarette production in developing countries, that currently represent approximately 70 percent of worldwide cigarette production.  Age demographics and expected increases in disposable income will support the increased consumption of cigarettes in developing countries.  In addition, the litigation environment is much different in most foreign countries compared with the United States, having less of an impact on the pricing of cigarettes which, in turn, affects cigarette consumption.  Cigarette production in the United States is expected to continue to decline as a result of declines in domestic cigarette consumption caused by increased cigarette prices, health concerns and public perceptions.

In developing countries, there is also a trend toward consumption of more sophisticated cigarettes, which utilize higher quality tobacco-related papers, such as those produced by the Company, and reconstituted tobacco leaf.  This trend toward more sophisticated cigarettes reflects increased governmental regulations concerning tar delivery levels and increased competition from multinational cigarette manufacturers.

Based on these trends, the Company expects worldwide demand for its products to continue to increase, but to also shift from developed countries to developing countries.

The new RTL production line added at the Company’s Spay, France mill, which started up in the fourth quarter of 2003, is expected to be the major contributor to increased operating profit in 2004 compared with 2003.

The Company began limited production and sales of banded or print banded cigarette papers during the first half of 2004.  As a result of the implementation of a new fire safety standard in the State of New York effective June 28, 2004, the Company expects to have increased sales of lower ignition propensity cigarette papers this year.  These lower ignition propensity papers sell for a higher price than the conventional cigarette papers they replace and are expected to have a positive impact on the Company’s financial results.

Momentum does appear to be building for the implementation of fire safety standards for cigarettes.  On March 31, 2004, Canada passed a bill that that provides for the regulation of cigarette ignition propensity properties.  This new law calls for the development of regulations which were subsequently published on May 1, 2004.  The proposed regulations mandate an ignition propensity standard for all cigarettes manufactured or imported into Canada on or after October 1, 2005.  A 75 day public comment phase concerning these regulations ended on July 14, 2004.  The final standard and the actual implementation date are still subject to change.

The Company continues to work with its customers in their development of lower ignition propensity cigarettes in anticipation of the pending Canadian regulations and also to improve the performance of lower ignition propensity cigarette papers that are already being sold.  As additional experience is gained, cost improvements are being achieved in the production of these products.

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

The Company expects its consolidated effective income tax rate to be 28 to 29 percent during the remainder of 2004.

The term of the collective bargaining agreement between the Company and its hourly employees at the Spotswood mill expired July 28, 2004.  The union voted to reject the Company’s initial contract proposal and to authorize a strike, but subsequently the union leadership agreed to take a revised contract proposal to a vote of the union members which is scheduled to be held on Friday, August 6, 2004.  Results of that vote will not be known until late that night.  The hourly employees continue to work under the terms of the expired agreement.  The Company remains hopeful that a new labor agreement can be concluded without a work stoppage, however contingency plans have been implemented to operate the mill and minimize the adverse impacts if a strike does occur.  During the second quarter of 2004, new collective bargaining agreements were signed at the Company’s Saint-Girons, France mill and at the Company’s Pirahy mill in Santanesia, Brazil, effective through May 31, 2006 and May 31, 2005, respectively.  A new collective bargaining agreement is still subject to negotiation and renewal at the Company’s Ancram, New York mill, as the current contract is scheduled to expire September 30, 2004.

Including capital spending associated with the completion of the new RTL production line at LTRI and capital spending to implement the new cigarette paper manufacturing strategy, the Company expects its capital spending to total approximately $45 million for full-year 2004 and approximately $30 million in 2005.

During 2002, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock during the period January 1, 2003 through December 31, 2004 in an amount not to exceed $20 million, of which $11.4 million has not been utilized as of June 30, 2004.   Corporate 10b5-1 plans have been established so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Additional common stock repurchases are expected during the remainder of 2004, however they will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk exposure at June 30, 2004 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part II, Item 7 of the Company’s 2003 Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Schweitzer-Mauduit International, Inc.

Alpharetta, Georgia

We have reviewed the accompanying condensed consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries as of June 30, 2004, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2004 and 2003.  These condensed consolidated interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 11, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning the Company’s United States business segment change in its method of accounting for inventories for financial reporting purposes from the last-in, first out method to the first-in, first-out method, appearing in the Annual Report on Form 10-K of Schweitzer-Mauduit International, Inc. and subsidiaries for the year ended December 31, 2003.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

August 6, 2004

PART II - OTHER INFORMATION

Item 1.                    LEGAL PROCEEDINGS

The Company’s description of legal proceedings in Part I, Item 3 of its 2003 Annual Report on Form 10-K and in Note 6 to the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q are incorporated herein by reference.  As of June 30, 2004, no material change has occurred with respect to the matters discussed therein and there are no material new matters to report.

Item 2.                                                           CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company repurchased shares of its Common Stock during the second quarter of 2004.  The following table indicates the amount of shares of its Common Stock the Company has repurchased during 2004 and the remaining amount of share repurchases currently authorized by the Company’s Board of Directors as of June 30, 2004:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased As Part of Publicly Announced Programs		Maximum Amount Of Shares that May Yet be Repurchased Under the Program
			(# Shares)	($ in millions)	($ in millions)
First Quarter	—	—	—	—
April	—	—	—	—
May	67,500	$28.66	67,500	$1.9
June	55,400	$28.88	55,400	1.6
Second Quarter	122,900	$28.76	122,900	$3.5
Year-to-Date 2004	122,900	$28.76	122,900	$3.5	$11.4*

* As announced in the Company’s press release dated January 30, 2003, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common Stock during the period January 1, 2003 through December 31, 2004 in an amount not to exceed $20 million.  Corporate 10b5-1 plans have been used by the Company so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Additional common stock repurchases are expected during the remainder of 2004, however they will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Item 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on Thursday, April 29, 2004, at which the following matters were submitted to a vote, as had been indicated in the Company’s proxy statement mailed on or about March 18, 2004:

(a)          Three nominees, Mr. Wayne H. Deitrich, Mr. Leonard J. Kujawa and Mr. Larry B. Stillman were elected as Class III Directors to serve a three-year term expiring at the 2007 Annual Meeting of Stockholders.  The results of the voting of stockholders were as follows:

	For	Withheld
Director: Mr. Deitrich	13,263,300	489,530
Director: Mr. Kujawa	13,261,919	490,911
Director: Mr. Stillman	13,195,938	556,892

Other Directors continuing in office are (i) Ms. Claire L. Arnold and Mr. Laurent G. Chambaz, Class I Directors, whose terms will expire at the 2005 Annual Meeting of Stockholders, and (ii) Mr. K.C. Caldabaugh, Mr. Jean-Pierre Le Hétêt and Mr. Richard D. Jackson, Class II Directors, whose terms will expire at the 2006 Annual Meeting of Stockholders.

(b)         The Company’s Annual Incentive Plan and Long-Term Incentive Plan were approved in order for the Company to comply with the performance-based compensation exception set forth in Section 162(m) of the Internal Revenue Code and the regulations thereunder, so that, to the extent possible, compensation paid under these plans will be fully deductible by the Company.  The results of the voting of stockholders were as follows:

	For	Against	Abstentions
Annual Incentive Plan	11,908,670	964,812	879,346
Long-Term Incentive Plan	11,844,982	1,026,863	880,982

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

(b)       Reports on Form 8-K:

On April 19, 2004, the Company filed a Current Report on Form 8-K dated April 16, 2004, which reported the Company’s expected first quarter 2004 financial results.  On April 30, 2004, the Company filed a Current Report on Form 8-K dated April 29, 2004 which reported its first quarter 2004 earnings release on that same date.  The registrant did not file any other reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ PAUL C. ROBERTS	By:	/s/ WAYNE L. GRUNEWALD
	Paul C. Roberts		Wayne L. Grunewald
	Chief Financial Officer and		Controller
	Treasurer		(principal accounting officer)
(duly authorized officer and
principal financial officer)

August 6, 2004			August 6, 2004

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended June 30, 2004

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