Form 10-Q
period 2004-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2004-11-05
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

1-13948
(Commission file number)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	62-1612879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 North Point Center East, Suite 600 Atlanta, Georgia	30022
(Address of principal executive offices)	(Zip code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 14,834,750 shares of Common Stock, par value $0.10 per share of the registrant outstanding as of November 1, 2004.

TABLE OF CONTENTS

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Report of Independent Registered Accounting Firm

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

EX 15	Letter from Deloitte & Touch LLP regarding unaudited interim financial information

EX 31.1	Section 302 Certification of CEO

EX 31.2	Section 302 Certification of CFO

EX 32.1	Section 906 Certification of CEO

EX 32.2	Section 906 Certification of CFO

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

U.S. $ in millions, except per share amounts

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Net Sales	$164.1	$142.1	$485.6	$419.5
Cost of products sold	132.5	114.2	395.3	340.1
Gross Profit	31.6	27.9	90.3	79.4
Selling expense	6.2	5.5	20.3	16.6
Research expense	2.2	1.7	6.8	5.9
General expense	6.5	4.9	20.3	17.0
Operating Profit	16.7	15.8	42.9	39.9
Interest expense	1.1	0.3	3.1	1.6
Other income (expense), net	0.4	0.5	0.7	(0.2)
Income Before Income Taxes and Minority Interest	16.0	16.0	40.5	38.1
Provision for income taxes	4.2	3.8	10.6	9.2
Income Before Minority Interest	11.8	12.2	29.9	28.9
Minority interest in earnings of subsidiaries	1.5	1.4	4.4	3.7
Net Income	$10.3	$10.8	$25.5	$25.2

Net Income per Common Share:
Basic	$.69	$.73	$1.71	$1.71
Diluted	$.67	$.72	$1.65	$1.67

Cash Dividends Declared per Common Share	$.15	$.15	$.45	$.45

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

U.S. $ in millions, except per share amounts

(Unaudited)

	September 30, 2004	December 31, 2003

ASSETS
Current Assets
Cash and cash equivalents	$6.7	$3.7
Accounts receivable	103.5	91.9
Inventories	107.5	97.5
Current income tax refunds receivable	2.6	0.8
Deferred income tax benefits	4.9	5.5
Prepaid expenses	4.2	2.9
Total Current Assets	229.4	202.3

Gross Property, at cost	743.7	712.9
Less accumulated depreciation	319.5	301.4
Net Property	424.2	411.5

Noncurrent Deferred Income Tax Benefits	6.0	2.3

Deferred Charges and Other Assets	21.2	19.8

Total Assets	$680.8	$635.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$29.9	$11.7
Other short-term debt	35.3	19.0
Accounts payable	58.9	68.8
Accrued expenses	76.7	74.1
Current deferred revenue	6.0	6.0
Total Current Liabilities	206.8	179.6

Long-Term Debt	63.7	66.2
Noncurrent Deferred Income Tax Liabilities	36.4	26.3
Noncurrent Deferred Revenue	37.4	41.6
Noncurrent Pension and Other Postretirement Benefits	43.8	47.9
Other Noncurrent Liabilities	16.3	14.6
Minority Interest	10.0	9.5
Contingencies (See Notes 5 and 6)
Stockholders’ Equity
Preferred Stock -$.10 par value - 10,000,000 shares authorized, none issued	—	—
Common Stock -$.10 par value - 100,000,000 shares authorized, 16,078,733 shares issued at both September 30, 2004 and December 31, 2003 (14,822,666 and 14,803,268 shares outstanding at September 30, 2004 and December 31, 2003, respectively)	l.6	1.6
Additional paid-in capital	62.8	61.5
Common stock in treasury, at cost – 1,256,067 and 1,275,465 shares at September 30, 2004 and December 31, 2003, respectively	(24.6)	(21.9)
Retained earnings	262.8	244.0
Unearned compensation on restricted stock	(0.6)	(0.7)
Accumulated other comprehensive loss, net of income tax of $11.7 at both September 30, 2004 and December 31, 2003	(35.6)	(34.3)
Total Stockholders’ Equity	266.4	250.2

Total Liabilities and Stockholders’ Equity	$680.8	$635.9

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. $ in millions, except per share amounts

(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount		Shares	Amount

Balance, December 31, 2002	16,078,733	$1.6	$61.1	1,131,415	$(18.2)	$218.4	$(0.5)	$(61.1)	$201.3

Net income for the nine months ended September 30, 2003						25.2			25.2
Adjustments to unrealized foreign currency translation								18.6	18.6
Comprehensive income									43.8

Dividends declared ($0.45 per share)						(6.7)			(6.7)
Purchases of treasury stock				221,691	(5.1)				(5.1)
Restricted stock issuances			0.2	(18,000)	0.3		(0.5)		—
Amortization of unearned compensation							0.2		0.2
Stock issued to directors as compensation				(2,073)	0.1				0.1
Issuance of shares for options exercised	—	—		(23,617)	0.4	—	—	—	0.4

Balance, September 30, 2003	16,078,733	1.6	61.3	1,309,416	(22.5)	236.9	(0.8)	(42.5)	234.0

Net income for the three months ended December 31, 2003						9.3			9.3
Adjustments to minimum pension liability								(3.9)	(3.9)
Adjustments to unrealized foreign currency translation								12.1	12.1
Comprehensive income									17.5

Dividends declared ($0.15 per share)						(2.2)			(2.2)
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(651)	—				—
Tax benefit of options exercised			0.1						0.1
Issuance of shares for options exercised	—	—	0.1	(33,300)	0.6	—	—	—	0.7

Balance, December 31, 2003	16,078,733	1.6	61.5	1,275,465	(21.9)	244.0	(0.7)	(34.3)	250.2

Net income for the nine months ended September 30, 2004						25.5			25.5
Change in fair value of derivative instruments								0.1	0.1
Adjustments to unrealized foreign currency translation								(1.4)	(1.4)
Comprehensive income									24.2

Dividends declared ($0.45 per share)						(6.7)			(6.7)
Restricted stock issuances			0.1	(7,000)	0.1		(0.1)		0.1
Purchases of treasury stock				257,556	(7.5)				(7.5)
Amortization of unearned compensation							0.2		0.2
Stock issued to directors as compensation				(1,968)	0.1				0.1
Tax benefit of options exercised			0.4						0.4
Issuance of shares for options exercised	—	—	0.8	(267,986)	4.6	—	—	—	5.4

Balance, September 30, 2004	16,078,733	$1.6	$62.8	1,256,067	$(24.6)	$262.8	$(0.6)	$(35.6)	$266.4

See Notes to Unaudited Consolidated Financial Statements

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

U.S. $ in millions

(Unaudited)

	For the nine months ended September 30,
	2004	2003

Operations
Net income	$25.5	$25.2
Non-cash items included in net income:
Depreciation and amortization	26.9	22.2
Amortization of deferred revenue	(4.2)	(4.1)
Deferred income tax provision	5.7	2.0
Minority interest in earnings of subsidiaries	4.4	3.7
Other items	—	(3.8)
Net changes in operating working capital, excluding effects of acquisition	(29.4)	(0.5)
Cash Provided by Operations	28.9	44.7

Investing
Capital spending	(33.9)	(61.2)
Capitalized software costs	(1.9)	(2.9)
Acquisition, net of cash acquired	(8.4)	—
Other	(1.3)	2.7
Cash Used for Investing	(45.5)	(61.4)

Financing
Cash dividends paid to SWM stockholders	(6.7)	(6.7)
Cash dividends paid to minority owners	(3.8)	(10.4)
Changes in short-term debt	16.3	9.0
Proceeds from issuances of long-term debt	24.0	31.8
Payments on long-term debt	(8.1)	(10.1)
Purchases of treasury stock	(7.5)	(5.1)
Proceeds from exercise of stock options	5.4	0.4
Cash Provided by Financing	19.6	8.9

Increase (Decrease) in Cash and Cash Equivalents	3.0	(7.8)

Cash and Cash Equivalents at Beginning of Period	3.7	15.3

Cash and Cash Equivalents at End of Period	$6.7	$7.5

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

Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding.  The average numbers of common shares used in the calculations of basic net income per common share for the three and nine month periods ended September 30, 2004 were approximately 14,797,700 and 14,850,900, respectively, and for the three and nine month periods ended September 30, 2003 were approximately 14,688,100 and 14,752,000, respectively.  Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding.  The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three and nine month periods ended September 30, 2004 were approximately 15,321,800 and 15,427,200, respectively, and for the three and nine month periods ended September 30, 2003 were approximately 15,090,600 and 15,107,100, respectively.  Potential common shares during the respective periods are those related to stock options and restricted stock outstanding and directors’ accumulated deferred stock compensation, which may be received by the directors in the form of stock or cash.  A reconciliation of the average number of common shares outstanding used in the calculations of basic and diluted net income per share follows (in 000’s):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Average number of common shares outstanding	14,797.7	14,688.1	14,850.9	14,752.0
Dilutive effect of:
- stock options	449.9	323.2	493.8	277.5
- restricted stock	55.0	63.5	64.1	62.8
- directors’ deferred stock compensation	19.2	15.8	18.4	14.8
Average number of common and potential common shares outstanding	15,321.8	15,090.6	15,427.2	15,107.1

Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods.  The average number of share equivalents resulting from these anti-dilutive stock options not included in the computations of diluted net income per share for the three and nine month periods ended September 30, 2004 were both approximately 8,500, and for the three and nine month periods ended September 30, 2003 were approximately 9,300 and 151,300, respectively.

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

		For the three months ended September 30,		For the nine months ended September 30,
		2004	2003	2004	2003

Net income, as reported		$10.3	$10.8	$25.5	$25.2
Deduct:	Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	0.3	0.3	0.9	0.8
Net income, pro forma		$10.0	$10.5	$24.6	$24.4

Earnings per share:
	Basic – as reported	$0.69	$0.73	$1.71	$1.71
	Basic – pro forma	$0.68	$0.71	$1.66	$1.65

	Diluted – as reported	$0.67	$0.72	$1.65	$1.67
	Diluted – pro forma	$0.65	$0.70	$1.59	$1.62

The valuation under SFAS No. 123 was based on the Black-Scholes option pricing model with the market value of the stock equal to the exercise price, an estimated volatility over the ten year option term of 29 percent for the 2004 awards, 33 percent for the 2003 awards, and 32 percent for the 2002 awards, a risk-free rate of return based upon the zero coupon government bond yield and an assumed quarterly dividend of $0.15 per share.

Note 3.                                       Acquisition

On February 12, 2004, one of the Company’s subsidiaries, Schweitzer-Mauduit France S.A.R.L. (“SMF”), acquired the outstanding stock of P.T. Kimsari Paper Indonesia (“Kimsari”), a specialty paper manufacturer located in Medan, Sumatra, Indonesia.  SMF paid $8.4, net of cash acquired, for the outstanding shares of Kimsari, funded through existing bank lines of credit.  The purchase price allocation indicated that the purchase price exceeded the fair value of net assets acquired by $1.8, which has been recorded as goodwill.  The impact of this acquisition on the accompanying consolidated financial statements was not significant.

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

Note 4.                                       Inventories

The following schedule details inventories by major class:

	September 30, 2004	December 31, 2003
At the lower of cost on the First-In, First-Out (FIFO) and weighted average methods or market:
Raw materials	$38.0	$34.2
Work in process	12.7	9.6
Finished goods	38.4	36.8
Supplies and other	18.4	16.9

Total	$107.5	$97.5

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

SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor.  However the final resolution of this matter may entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years.  Based on the foreign currency exchange rate at September 30, 2004, the Assessment, as reduced in August 2001, totaled approximately $12.6 as of September 30, 2004, of which approximately $5.7 is covered by the above-discussed indemnification.  No liability has been recorded in the Company’s consolidated financial statements for the Assessment based on the Company’s evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

In February 2004, SWM-B filed suit against the State of Rio de Janeiro to recover ICMS credits previously reversed in 2000 following receipt of the Assessment.  After the Assessment was filed against the Company, SWM-B changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of having received the August and November 2003 favorable lower court rulings to the above Assessment 2 and Assessment 1, respectively, SWM-B petitioned the court for permission to offset overpaid ICMS taxes against current tax liabilities.  The amount of the claim totaled approximately $1.4, based on the foreign currency exchange rate at September 30, 2004.  During March 2004, the court rejected SWM-B’s claim, which decision SWM-B has appealed.  As of September 30, 2004, no asset has been recorded for this potential recovery.

Solvay Matter

During 1998, PdM, a wholly-owned indirect French subsidiary of the Company, entered into an agreement with one of its vendors, Solvay Specialties France S.A. (“Solvay”), in connection with PdM’s purchases of calcium carbonate.  Solvay agreed to construct and operate an on-site plant at the Quimperle, France mill.

During 2002, PdM determined that the slurry-form calcium carbonate produced by the on-site plant was causing variations in some of its products.  The agreement provides generally that use of the slurry-form calcium carbonate will not have a notable effect on PdM’s products compared to their production using the dry-form of calcium carbonate provided by Solvay.  Because of the product variations it was detecting and in order to comply with customers’ specifications for its products, PdM reduced its consumption of slurry-form calcium carbonate produced by the on-site plant during 2002, substituting dry-form calcium carbonate from Solvay in its place.  The on-site plant continues to operate and supply a portion of PdM’s calcium carbonate requirements.  The quality problems with the slurry-form calcium carbonate continued in the latter half of 2002 and in 2003, but PdM undertook efforts to mitigate the issues associated with use of the slurry, which allowed it to increase its consumption of the slurry.  Since the amount of slurry-form calcium carbonate purchased from Solvay prior to 2003 had been less than the original amount contemplated, Solvay has requested payment corresponding to a reduction in the contractual quantity discounts that had been provided to PdM in 2002 and prior years, to which PdM disagrees.  Additionally, PdM continued to apply the contractual quantity discounts against subsequent invoices through the end of 2003, to which Solvay disagreed.  Due to increased levels of slurry consumption in 2004, ongoing quantity discounts are no longer in dispute.

Solvay requested PdM to engage in settlement negotiations and the Company believes that the quantity discount matter will be resolved by the parties through a commercial settlement of their respective positions on the calcium carbonate slurry quality and the pricing that should apply to the actual levels of the slurry and dry form calcium carbonate consumed by PdM.  PdM has accrued an amount related to the approximately $8 of disputed invoices that reflects its assessment of the most reasonably likely level of pricing that will apply to reach a commercial resolution of the quality and pricing issues.  The resolution of this dispute is not expected to have a material adverse effect on the Company’s operations or financial results.

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

Net Sales	For the three months ended		% Change vs. 2003
	September 30, 2004	September 30, 2003		% of Consolidated
				2004	2003
United States	$49.2	$46.7	+5.4%	30.0%	32.9%
France	106.4	88.3	+20.5	64.8	62.1
Brazil	13.2	12.0	+10.0	8.0	8.4
Subtotal	168.8	147.0
Intersegment sales by:
United States	(0.4)	(0.2)		(0.2)	(0.1)
France	(3.3)	(3.8)		(2.0)	(2.7)
Brazil	(1.0)	(0.9)		(0.6)	(0.6)
Consolidated	$164.1	$142.1	+15.5%	100.0%	100.0%

	For the three months ended		% Change vs. 2003
	September 30,	September 30,		% of Consolidated		% Return on Sales
Operating Profit	2004	2003		2004	2003	2004	2003
United States	$0.8	$0.1	N.M.	4.8%	0.6%	1.6%	0.2%
France	16.4	15.2	+ 7.9%	98.2	96.2	15.4	17.2
Brazil	1.4	1.7	- 17.6	8.4	10.8	10.6	14.2
Unallocated expenses	(1.9)	(1.2)		(11.4)	(7.6)
Consolidated	$16.7	$15.8	+ 5.7%	100.0%	100.0%	10.2%	11.1%

	For the nine months ended			% of Consolidated
	September 30,	September 30,	% Change vs. 2003
Net Sales	2004	2003		2004	2003
United States	$147.2	$139.4	+5.6%	30.3%	33.2%
France	313.5	258.3	+21.4	64.6	61.6
Brazil	36.9	33.4	+10.5	7.6	8.0
Subtotal	497.6	431.1
Intersegment sales by:
United States	(0.7)	(0.4)		(0.2)	(0.1)
France	(9.2)	(9.3)		(1.9)	(2.2)
Brazil	(2.1)	(1.9)		(0.4)	(0.5)
Consolidated	$485.6	$419.5	+15.8%	100.0%	100.0%

	For the nine months ended		% Change vs. 2003	% of Consolidated		% Return on Sales
	September 30,	September 30,
Operating Profit	2004	2003		2004	2003	2004	2003
United States	$1.8	$0.1	N.M.	4.2%	0.2%	1.2%	0.1%
France	43.0	40.2	+7.0%	100.2	100.8	13.7	15.6
Brazil	3.7	4.5	-17.8	8.6	11.3	10.0	13.5
Unallocated expenses	(5.6)	(4.9)		(13.0)	(12.3)
Consolidated	$42.9	$39.9	+7.5%	100.0%	100.0%	8.8%	9.5%

N.M. – Not Meaningful.

	September 30,	December 31,	% of Consolidated
Total Assets	2004	2003	2004	2003
United States	$218.5	$211.5	32.1%	33.3%
France	404.3	382.0	59.4	60.1
Brazil	57.8	44.2	8.5	6.9
Unallocated items and eliminations, net	0.2	(1.8)	—	(0.3)
Consolidated	$680.8	$635.9	100.0%	100.0%

Approximately 68 percent of the Company’s assets were outside of the United States, substantially all of which were in France, Brazil or Indonesia (included in France above).  The balance sheets of the Company’s foreign subsidiaries were translated at period-end currency exchange rates, and the differences from historical exchange rates were reflected in accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments.

Note 8.                                       Guarantee Instruments

As of September 30, 2004, the Company had issued guarantee instruments in connection with certain agreements and as required by regulatory agencies in connection with certain of the Company’s ongoing obligations, as follows: (i) The Company issued a surety bond to the State of Massachusetts beginning in 1998 in the principal amount of $1.5 related to the Company’s ongoing obligation for post-closure monitoring and maintenance of a landfill site.  This surety bond was replaced with a letter of credit effective April 2003, the principal amount of which was $1.5 as of September 30, 2004.  The Company has a liability recorded at September 30, 2004 of $0.4 based on its current estimate of the remaining costs to perform such post-closure care.  (ii) Since 1995, the Company has issued an annual letter of credit to an insurance company, the principal amount of which was $1.2 as of September 30, 2004, in connection with its administration of the Company’s workers compensation claims in the United States, for which the Company has recorded a liability of $1.3 at September 30, 2004.  (iii) The Company began issuing a letter of credit to the Township of East Brunswick, New Jersey beginning in 1988, the principal amount of which was $0.6 as of September 30, 2004, in connection with the Company’s long-term obligation related to the municipality’s recovery of the cost of installation of a water line to the Company’s Spotswood mill, for which the Company has a recorded liability of $0.5 at September 30, 2004.  (iv) The Company has certain other letters of credit and surety bonds outstanding at September 30, 2004, which are not material either individually or in the aggregate.

Note 9.                                       Postretirement Benefits

The Company sponsors pension benefits in the United States, France and Canada and postretirement healthcare and life insurance benefits in the United States and Canada.  The Company’s Canadian pension and postretirement benefits are not significant and therefore are not included in the following disclosures.

The components of net pension and postretirement healthcare and life insurance benefit costs for U.S. employees for the three and nine month periods ended September 30, 2004 and 2003 were as follows:

For the three months ended September 30:

	Pension Benefits		Healthcare and Life Insurance Benefits
	2004	2003	2004	2003
Service cost	$0.9	$0.6	$—	$—
Interest cost	1.5	1.4	0.3	0.2
Expected return on plan assets	(1.6)	(1.5)	—	—
Amortizations and other	0.4	0.1	—	—
Net periodic benefit cost	$1.2	$0.6	$0.3	$0.2

For the nine months ended September 30:

	Pension Benefits		Healthcare and Life Insurance Benefits
	2004	2003	2004	2003
Service cost	$2.5	$1.8	$0.1	$0.1
Interest cost	4.3	4.2	0.7	0.6
Expected return on plan assets	(4.8)	(4.4)	—	—
Amortizations and other	1.1	0.3	—	—
Net periodic benefit cost	$3.1	$1.9	$0.8	$0.7

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

The components of net pension costs in France for the three and nine month periods ended September 30, 2004 and 2003 were as follows:

	For the three months ended September 30:		For the nine months ended September 30:
	2004	2003	2004	2003
Service cost	$0.4	$0.4	$1.2	$1.2
Interest cost	0.4	0.4	1.2	1.2
Expected return on plan assets	(0.2)	(0.2)	(0.6)	(0.6)
Amortizations and other	0.2	0.2	0.6	0.6
Net periodic benefit cost	$0.8	$0.8	$2.4	$2.4

The Company made a total of $6.9 of pension contributions to its pension plans through the first nine months of 2004 and currently expects to make additional pension contributions during the remainder of 2004 of approximately $2 to $4.  The Company also made a total of $1.1 of payments in the first nine months of 2004, and expects to make additional payments during the remainder of 2004 of less than $1, related to its U.S. postretirement healthcare and life insurance benefits.

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

Results of Operations

Net Sales

The following table summarizes the amount and percent of change by component in the Company’s net sales for the three and nine month periods ended September 30, 2004 compared with the corresponding periods of 2003 (US$ in millions):

	Three months		Nine months
	Amount	Percent	Amount	Percent
Changes in sales volumes (internal growth)	$6.7	4.7%	$15.0	3.6%
Changes in sales volumes (acquisition)	2.0	1.4	5.2	1.2
Changes in selling price and product mix	8.0	5.6	22.5	5.4
Changes in currency exchange rates	5.3	3.8	23.4	5.6

Total Net Change	$22.0	15.5%	$66.1	15.8%

Net sales were $164.1 million, an increase of $22.0 million, or 15.5 percent, in the three month period ended September 30, 2004 compared with the corresponding period of the preceding year.  This increase was a result of favorable effects of increased sales volumes, higher average selling prices and changes in currency exchange rates.  The Company’s total worldwide sales volumes increased by nine percent in the quarter compared with the same quarter of the prior year, having a favorable $8.7 million impact on the net sales comparison.  Excluding sales of the Indonesian operation, which was acquired in February 2004, total sales volumes increased by seven percent.  Sales volumes for the French business segment increased by 13 percent, primarily as a result of increased sales volumes of reconstituted tobacco leaf (“RTL”) associated with the new RTL production line in France that began operation during the fourth quarter of 2003.  Excluding sales volumes of the Indonesian operation, the increase in French sales volumes was 10 percent for the quarter.  Sales volumes for the quarter increased by nine percent at the Brazilian business unit, primarily attributable to increased sales of tobacco-related papers.  For the U.S. business unit, sales volumes decreased by two percent, reflecting a decline in sales of both tobacco-related and commercial and industrial papers.  Higher average selling prices were experienced in France and the United States, which favorably impacted the net sales comparison by $8.0 million.  Changes in currency exchange rates increased net sales by $5.3 million as a result of a stronger euro versus the U.S. dollar compared with the same quarter of the prior year.

Net sales were $485.6 million, an increase of $66.1 million, or 15.8 percent, in the nine month period ended September 30, 2004 compared with the corresponding period of the preceding year.  This increase was a result of favorable effects of changes in currency exchange rates, higher average selling prices and increased sales volumes.  Changes in currency exchange rates, primarily related to a stronger euro versus the U.S. dollar, increased net sales by $23.4 million.  Higher average selling prices increased net sales by $22.5 million, reflecting in part an improved mix of products sold.  The Company’s total worldwide sales volumes increased by eight percent in the nine month period compared with the same period of the prior year, having a favorable $20.2 million impact on the net sales comparison.  Excluding sales of the Indonesian operation, total sales volumes increased by six percent.  Sales volumes for the French business segment increased by 12 percent, primarily as a result of increased sales volumes of RTL associated with the new production line.  Excluding sales of the Indonesian operation, the increase in French sales volumes was nine percent for the period.  Sales volumes for the period increased by 10 percent at the Brazilian business unit, attributable to increased sales of both tobacco-related and commercial and industrial papers.  For the U.S. business unit, sales volumes decreased by three percent, reflecting a decline in sales of both tobacco-related and commercial and industrial papers.

Operating Profit

Following is a summary of the Company’s consolidated operating results as a percentage of consolidated net sales for the three and nine month periods ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	80.7	80.4	81.4	81.1
Gross Profit	19.3%	19.6%	18.6%	18.9%
Nonmanufacturing expenses	9.1	8.5	9.8	9.4
Operating Profit	10.2%	11.1%	8.8%	9.5%

On a consolidated basis, the Company’s gross profit margin declined in the three and nine month periods ended September 30, 2004.  The unfavorable effects of higher wood pulp, purchased energy, labor and benefit costs, together with machine start-up costs in the 2004 periods, more than offset the benefits of higher average selling prices, an improved mix of products sold and increased production and sales volumes.

Nonmanufacturing expenses increased as a percentage of consolidated net sales and were $2.8 million higher than in the prior-year quarter, with increased selling, research and general expenses.  The increase in selling expense was largely the result of higher sales commissions associated with increased sales volumes.  Higher general expense included increased costs for employee compensation and outside services, related in part to Sarbanes-Oxley Act Section 404 compliance activities. Changes in currency exchange rates contributed to higher nonmanufacturing expenses in France.

The year-to-year reduction in operating profit return on net sales reflected both the reductions in gross profit margin and increased nonmanufacturing expense.

Operating profit was $16.7 million, an increase of $0.9 million, or six percent, in the three month period ended September 30, 2004 compared with the corresponding period of the preceding year.  This increase in operating profit was due to increased production and sales volumes, an improved mix of products sold and higher average selling prices.  These positive factors were partially offset by increased wood pulp, purchased energy, labor and employee benefit expenses as well as higher nonmanufacturing expenses.  Additionally, machine start-up expenses were incurred in the United States and Brazil totaling $1.0 million in the quarter, and $0.1 million was incurred in France to complete the closure of an administrative and sales office in Paris.  The higher per ton wood pulp costs increased the Company’s operating expenses by $1.7 million compared with the prior-year quarter.  Purchased energy costs increased by $0.9 million compared with the third quarter of 2003, with higher energy costs experienced in the French and U. S. business units, primarily related to higher natural gas and electricity costs.

Operating profit for the French business segment increased by $1.2 million, to $16.4 million for the quarter, primarily as a result of increased production and sales volumes, partially offset by increased wood pulp, labor, purchased energy and nonmanufacturing expenses.  Increased selling expenses were also incurred in France in support of increased sales volumes.

The U.S. business segment had operating profit of $0.8 million during the quarter, $0.7 million better than the third quarter of 2003.  The benefits of higher average selling prices and an improved mix of products sold were partially offset by increased wood pulp, purchased energy, labor, nonmanufacturing and employee benefit expenses, as well as $0.9 million of start-up expenses incurred related to a cigarette paper machine at the Spotswood, New Jersey mill that was rebuilt as part of the Company’s cigarette paper manufacturing strategy that was announced in 2003.

Operating profit in Brazil decreased by $0.3 million, to $1.4 million for the quarter.  Increased production and sales volumes were more than offset by higher cost of sales, including pre-operating costs of $0.1 million related to installation of a new cigarette paper machine, and higher nonmanufacturing expenses.

Operating profit was $42.9 million in the nine month period ended September 30, 2004, an increase of $3.0 million, or eight percent, compared with the corresponding period of the preceding year.  This increase in operating profit was due to the favorable effects of increased sales volumes, an improved mix of products sold and higher average selling prices.  These positive factors were partially offset by increased wood pulp, labor, employee benefit, purchased energy and nonmanufacturing expenses.  The higher per ton wood pulp costs increased the Company’s operating expenses by $3.9 million compared with the prior-year quarter.  Start-up expenses totaling $2.5 million were incurred, including $1.8 million of which was related to the start-up of the rebuilt paper machine in the Spotswood mill and $0.6 million of which was related to the start-up of the new RTL production line in France.  The higher nonmanufacturing expenses included $1.2 million incurred to close the Paris administrative and sales office.

Operating profit for the French business segment increased by $2.8 million, to $43.0 million, primarily as a result of increased production and sales volumes and higher average selling prices, partially offset by increased wood pulp, labor and nonmanufacturing expenses.  During the first nine months of 2004, $1.2 million of expenses were incurred to close an administrative and sales office in Paris.  Increased selling expenses were also incurred in France in support of increased sales volumes, and start-up expenses of $0.6 million were incurred related to the new RTL production line.  Unfavorable impacts of changes in currency exchange rates reduced French operating profit by $1.0 million.

The U.S. business segment had operating profit of $1.8 million during the first nine months of 2004, an improvement of $1.7 million over the comparable period of the prior year.  The benefits of higher average selling prices, an improved mix of products sold and increased production and sales of cigarette papers for lower ignition propensity cigarettes were partially offset by Spotswood machine start-up expenses of $1.8 million and increased wood pulp, purchased energy, labor and employee benefit expenses.

Operating profit in Brazil was $3.7 million, a decline of $0.8 million for the first nine months of 2004 compared with the corresponding period of 2003, primarily due to lower average selling prices, as well as unfavorable impacts of changes in currency exchange rates which reduced operating profit by $0.7 million.  These unfavorable factors were partially offset by the benefits of increased production and sales volumes.

Non-Operating Expenses

Interest expense of $1.1 million was higher by $0.8 million for the three month period ended September 30, 2004 compared with the corresponding period of the preceding year.  Interest expense of $3.1 million was higher by $1.5 million for the nine month period ended September 30, 2004 compared with the corresponding period of the preceding year.  These increases in interest expense were the result of increased borrowings which have supported the Company’s recent capital additions and working capital needs.  During the 2003 periods, interest costs associated with the construction of the RTL production line were capitalized.

Other income (expense), net consisted primarily of interest income, foreign currency transaction gains and losses and royalty income in each of the periods presented.  Other income (expense), net was favorable during the first nine months compared with the prior-year period by $0.9 million, primarily as a result of foreign currency gains in 2004 compared with foreign currency losses in 2003.

Income Taxes

The effective income tax rate for the three and nine month periods ended September 30, 2004 was 26 percent compared with 24 percent for the corresponding periods of 2003.  The lower effective income tax rates in 2003 reflected a $1.0 million benefit during the third quarter from changes in estimates to utilize foreign tax credit carryforwards in the Company’s 2002 U.S. federal income tax return as a result of implementing certain tax elections.  The nine month period ended September 30, 2003 also benefited from a net favorable $1.7 million adjustment of valuation allowances primarily related to the final settlement of prior-period tax audit assessments in the Company’s French operations.  The provision for income taxes during the nine month period ended September 30, 2004 included a benefit of $0.7 million, related to changes in estimates of foreign tax credit carryforwards utilized in the Company’s 2003 U.S. federal income tax return.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	(U.S. $ in millions)
Cash Provided by (Used for):	2004	2003
Operations	$28.9	$44.7
Changes in operating working capital	(29.4)	(0.5)
Capital spending	(33.9)	(61.2)
Acquisition, net of cash acquired	(8.4)	—
Changes in debt	32.2	30.7
Dividends to SWM stockholders	(6.7)	(6.7)
Dividends to minority owners	(3.8)	(10.4)
Purchases of treasury stock	(7.5)	(5.1)
Proceeds from exercise of stock options	5.4	0.4

The Company’s primary source of liquidity is cash flow from operations, which is principally obtained through operating earnings.  The Company’s cash provided by operations decreased by $15.8 million, from $44.7 million for the nine months ended September 30, 2003 to $28.9 million for the nine months ended September 30, 2004.

While quarterly fluctuations occur, the Company’s annual cash flow from operations has been relatively stable historically, reflecting typically consistent demand for its products.  Since the Company’s spin-off from Kimberly-Clark in 1995 through 2002, the Company’s annual cash flow from operations exceeded its requirements for capital spending and dividends to stockholders by at least $15 million each year; however, this was not the case in 2003 due to a record high level of capital spending in 2003.  Also, the Company’s cash flow from operations is not expected to exceed its cash requirements in 2004 due to an expected continued high level of capital spending coupled with an expected increase in operating working capital.

Prior to 2002, the Company’s cash provided by operations included advance payments from customers for future product purchases.  The Company recorded these advance payments as deferred revenue, which is being amortized into net sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of product sales.  At the current level of expected volumes, amortization of the deferred revenue balance is expected to be approximately $6 million annually.  At this rate of amortization, the total deferred revenue balance of $43.4 million is currently expected to be fully amortized by December 31, 2011.

The Company’s ongoing requirements for cash are expected to consist principally of amounts required for capital expenditures, stockholder dividends, pension plan contributions, purchases of the Company’s common stock and working capital.  Other than future repayments of short-term and long-term debt and related interest, minimum operating lease obligations, expenditures associated with capital projects and minimum annual commitments for purchases of calcium carbonate and steam, the Company had no material outstanding commitments as of September 30, 2004.

The Company believes its cash flow from operations, together with borrowings available under its revolving credit and other credit facilities will be sufficient to fund its ongoing cash requirements.

Other Factors Affecting Liquidity and Capital Resources

Operating Working Capital

Changes in operating working capital contributed unfavorably to cash flow by $29.4 million in the nine month period ended September 30, 2004, due primarily to decreases in accounts payable and increases in inventories and accounts receivable.  Changes in operating working capital contributed unfavorably to cash flow by $0.5 million in the nine month period ended September 30, 2003.  The decrease in accounts payable in the 2004 period was primarily due to payments of accounts payable balances related to capital project activity in the latter months of 2003, part of which was reflected in the December 31, 2003 accounts payable balance.  The increases in inventories and accounts receivable in the 2004 period were primarily due to increased levels of 2004 production and sales and increased raw material costs.

Capital Spending

Capital spending was $10.8 million during the third quarter of 2004 compared with $34.2 million during the prior-year quarter.  Year-to-date 2004 capital spending was $33.9 million, compared with $61.2 million for the first nine months of 2003. The Company’s capital spending is currently expected to be approximately $47 million for full-year 2004 and $30 million in 2005.

RTL Expansion.  In April 2002, the Company announced that a project was authorized to install a new RTL production line at the Spay, France mill of LTR Industries, S.A. (“LTRI”), the Company’s 72 percent indirectly-owned French subsidiary.  This project provided for a third RTL production line and supporting equipment with anticipated annual production capacity of approximately 33,000 metric tons, which increased the total annual production capacity at the Spay mill to approximately 80,000 metric tons.  Work began on the project during the second quarter of 2002 and the new production line began operation during the fourth quarter of 2003.  The new production line is now operating at normal production rates.  The Company incurred $6.7 million of capital spending in the first nine months of 2004 toward completion of this project and $45.2 million in the nine month period ended September 30, 2003.  Capital spending has totaled approximately $79 million for the project to date, with less than $1 million still expected to be incurred in the balance of 2004 to finalize this project.  Funding for the project has come from the Company’s internally generated funds and existing bank credit facilities.

Cigarette Paper Manufacturing Strategy.  In April 2003, the Company announced a new cigarette paper manufacturing strategy.  In support of this strategy, approximately $12.7 million of capital is being spent to add cigarette paper manufacturing capacity at the Company’s mill in Brazil and $4.4 million of capital spending is being incurred to rebuild a cigarette paper machine at the Company’s Spotswood mill.  These capital projects are expected to be largely completed by the end of 2004.  The Company incurred $3.3 million of capital spending toward these projects in the third quarter of 2004 and $10.7 million during the first nine months of 2004.  Capital spending related to these projects totaled $0.4 million during the third quarter of 2003 and $0.5 million during the first nine months of last year.  Capital spending has totaled approximately $13 million for the projects to-date, with approximately $4 million still expected to be incurred during the balance of 2004.  Funding for this capital spending is expected to come from the Company’s internally generated funds and existing bank credit facilities.  These projects will result in improved product quality and productivity and will facilitate the Company’s global sourcing of customers’ requirements in order to take better advantage of its low-cost production capabilities, thereby improving the Company’s overall profitability.

Other.  Capital spending in the nine month period ended September 30, 2004 also included $1.9 million toward the speed-up of a paper machine at the Lee, Massachusetts mill and $1.3 million toward the construction of additional office space at the Spay mill.  No other single capital project accounted for more than $0.9 million of capital spending during the first nine months of 2004.  Capital spending in the nine month period ended September 30, 2003 included the capital spending on the RTL project in France, as discussed above, and $1.3 million toward upgrades of processes and equipment at the Lee mill in order to expand the Company’s commercial and industrial papers capabilities in its U.S. business unit.  No other single project accounted for more than $0.8 million of capital spending during the 2003 period.

Acquisition

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

Debt

The Company maintains short-term and long-term credit facilities.  In addition to uncommitted bank overdrafts and lines of credit totaling approximately $31 million in the United States, France and Brazil, of which approximately $12 million was still available for borrowing as of September 30, 2004, the Company has credit facilities with a group of banks which include 364-day and five-year committed revolving credit facilities in the United States and France (the “Credit Agreement”).  At September 30, 2004, the Company had approximately $9 million still available for borrowing under its 364-day revolving Credit Agreement facilities, which are scheduled to expire January 27, 2005.  Additionally, at September 30, 2004, the Company had approximately $37 million still available for borrowing under its five-year revolving Credit Agreement facilities, for which repayment of borrowings can be extended until maturity of the facility on January 31, 2007.

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

In the first nine months of 2004, the Company borrowed a net $32.2 million to support its capital spending, working capital and other requirements.  In the first nine months of 2003, the Company borrowed a net $30.7 million to support its capital spending and working capital needs.  The Company’s total debt to capital ratios at September 30, 2004 and December 31, 2003 were 32 percent and 27 percent, respectively, both near the low end of the Company’s target range of 30 to 40 percent.

Interest Rate Swap.  Effective January 31, 2003, the Company entered into a two-year interest rate swap agreement to fix the LIBOR rate component of $15 million of its variable rate U.S. dollar long-term debt at 2.05 percent, which had the effect of fixing the Company’s interest rate, including margin, at 2.75 percent on $15 million of its debt through January 31, 2005.  This interest rate swap contract was designated as a cash flow hedge and qualified for short-cut method treatment under SFAS No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  As such, the Company assumed there was no ineffectiveness of this hedge contract, and accordingly, no gain or loss was recorded in the income statement relative to the changes in fair value of this interest rate swap contract, but instead the changes in fair value of the contract were reflected in other comprehensive income (loss).  As of September 30, 2004, no other interest rate-related derivative contract agreements had been entered into by the Company.

Dividend Payments

Common Stock Cash Dividends.  On October 28, 2004, the Company announced that the Board of Directors had declared a quarterly cash dividend of fifteen cents per share of common stock.  The dividend will be payable on December 13, 2004 to stockholders of record on November 15, 2004.

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

Minority owners received cash dividends related to their ownership share in LTRI, the Company’s 72 percent indirectly-owned French subsidiary.  The 2003 amount of $10.4 million was the total of two such dividends paid by LTRI in 2003, since no dividend was paid by LTRI in 2002.  The 2004 amount of $3.8 million was paid by LTRI in the second quarter.

Share Repurchases

During 2002, the Company’s Board of Directors authorized a program for the repurchase of shares of the Company’s common stock during the period January 1, 2003 through December 31, 2004 in an amount not to exceed $20 million.  Under this authorization, the Company repurchased a total of 221,691 shares of its common stock during 2003 for $5.1 million, none of which occurred in the third quarter of 2003.  Through September 30, 2004, the Company repurchased an additional 257,556 shares of its common stock under this authorization for $7.5 million, of which 134,656 shares were repurchased in the third quarter at a cost of $4.0 million.  Corporate 10b5-1 plans have been used by the Company so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.

Stock Option Exercises

During the first nine months of 2004, the Company received $5.4 million in proceeds from the exercise of stock options by employees, an increase of $5.0 million over the same period of the prior year.  Most of the options exercised were granted in 1995, would have expired in 2005 and were exercised by officers of the Company in accordance with previously filed 10b5-1 plans.  As part of the Company’s corporate governance activities, a policy was implemented in 2002 requiring that the Company’s Exchange Act Rule 16 reporting officers, and certain other officers that could be exposed to material non-public information by virtue of their positions, exercise their stock options through Exchange Act Rule 10b5-1 plans for transactions in Company stock that involve a market transaction.  Additional stock option exercises are likely to occur in the fourth quarter of 2004 and in 2005 as a result of such officers’ 10b5-1 plans.

Postretirement Benefits

After being in a net overfunded position in 2000 and prior years, the Company’s U.S. and French pension plans changed to an underfunded status in 2001 as a result of the poor performance of the equities markets and lower interest rates that caused estimated future pension liabilities to increase because of the use of a lower discount rate.  The underfunded pension status worsened during 2002, as still lower equities markets and interest rates more than offset the Company’s pension contributions, and again during 2003, as interest rates continued to decline partially offset by improved equities markets and the Company’s additional pension contributions (see additional disclosure regarding the Company’s pension plans in Note 8 to the Company’s Consolidated Financial Statements in its 2003 Annual Report on Form 10-K).  As of December 31, 2003, these plans were underfunded by $36.8 million as it relates to the associated accumulated pension benefit obligations.  The Company made pension contributions in the U.S. and France totaling $6.1 million through the first nine months of 2003 and $10.7 million during all of 2003.  The Company made $6.9 million of pension contributions to these plans through the first nine months of 2004 and currently expects to make additional pension contributions during the remainder of 2004 of approximately $2 to $4 million and additional amounts in future years in the United States and France in order to help improve the funded status of these plans.  However, negative returns in the equities markets or even lower interest rates could further adversely impact the funded status of these plans.

Other Commitments

The Company’s mills in Quimperle, France and in Brazil each have minimum annual commitments for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which together total approximately $3 million per year.  The Company’s expected future purchases at the mills in France and Brazil are at levels that exceed the minimum levels under the respective contracts.  The current calcium carbonate contracts expire in 2009 for the operations in France and in 2011 for the operations in Brazil.

In March 2004, LTRI, the Company’s 72 percent indirectly owned subsidiary in France, entered into an agreement with an energy cogeneration supplier whereby the supplier will construct and operate a cogeneration facility at the LTRI mill and supply steam which will be used in the operation of the mill.  In April 2004, a similar agreement was entered into with the same supplier to install and operate a cogeneration facility at PdM.  These agreements are expected to reduce the energy cost of these mills.  The construction phase of each of these cogeneration facilities is expected to be completed late in 2005, with the supplier bearing the capital cost of both projects.  Following start-up of these facilities, LTRI and PdM will be committed to purchasing minimum annual amounts of steam generated by each of these facilities for a period of 15 years under the agreements.  These minimum annual commitments together will total approximately $3 million.  LTRI’s and PdM’s current and expected requirements for steam are at levels that exceed the minimum levels under the respective contracts.

Outlook

Consistent with recent historical trends, worldwide cigarette consumption is expected to increase at a rate of approximately one-half percent per year.  The anticipated decline in the production of cigarettes in developed countries is expected to be more than offset by increased cigarette production in developing countries, that currently represent approximately 70 percent of worldwide cigarette production.  Age demographics and expected increases in disposable income will support the increased consumption of cigarettes in developing countries.  In addition, the litigation environment is different in most foreign countries compared with the United States, having less of an impact on the pricing of cigarettes which, in turn, affects cigarette consumption.  Cigarette production in the United States is expected to continue to decline as a result of declines in domestic cigarette consumption caused by increased cigarette prices, health concerns and public perceptions.

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

The new RTL production line added at the Company’s Spay, France mill, which started up in the fourth quarter of 2003, is expected to continue to be a contributor to increased operating profit in 2004 compared with 2003.

The Company began limited production and sales of banded or print banded cigarette papers during the first nine months of 2004.  As a result of the implementation of a new fire safety standard in the State of New York effective June 28, 2004, the Company has experienced increased sales of cigarette papers for lower ignition propensity cigarettes in 2004 compared with 2003.  These papers sell for a higher price than the conventional cigarette papers they replace and are expected to have a positive impact on the Company’s financial results.

Regulations are still being developed in Canada that would require lower cigarette ignition propensity properties.  The proposed regulations mandate an ignition propensity standard for all cigarettes manufactured or imported into Canada on or after October 1, 2005.  The final standard and the actual implementation date are still subject to change, although the Company expects Canada to implement the proposed requirements effective in the fourth quarter of next year.

The Company continues to work with our customers in their development of lower ignition propensity cigarettes in anticipation of the pending Canadian regulations and to also improve the performance of cigarette papers for lower ignition propensity cigarettes that are already being sold.  As additional experience is gained, cost improvements are being achieved in the production of these products.

The Company will continue to face various cost pressures during the balance of 2004.  The per ton cost of wood pulp is expected to be above prior-year levels, unfavorably impacting cost of products sold.  The Company also expects its purchased energy costs to be higher during the remainder of 2004 compared with the same period of 2003.  Increases have also been experienced in the Company’s employee benefit costs and labor rates.  The Company typically experiences a lag in its ability to offset such cost increases in its product pricing.

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

During the third quarter of 2004, a new collective bargaining agreement was signed at the Company’s Spotswood mill, effective through August 28, 2007.  A new collective bargaining agreement is still subject to negotiation and renewal at the Company’s Ancram, New York mill, as the current contract expired September 30, 2004.  The hourly employees continue to work under the terms of the expired agreement.

Including capital spending associated with the completion of the new RTL production line at LTRI and capital spending to implement the new cigarette paper manufacturing strategy, the Company expects its capital spending to total approximately $47 million for full-year 2004 and approximately $30 million in 2005.

During 2002, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock during the period January 1, 2003 through December 31, 2004 in an amount not to exceed $20 million, of which $7.4 million has not been utilized as of September 30, 2004.  Corporate 10b5-1 plans have been established so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Additional common stock repurchases are expected during the remainder of 2004, however they will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Forward-Looking Statements

Certain matters discussed in this report, particularly in the foregoing discussion regarding the “Outlook” of the Company, constitute forward-looking statements, generally identified by, but not limited to, phrases such as “the Company expects” or “the Company anticipates”, as well as by use of words of similar effect, such as “appears”, “could”, “should”, “may” and “typically” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by that Act.  This report contains many such forward-looking statements, including statements regarding management’s expectations of future selling prices for the Company’s products, future market prices for wood pulp used by the Company, expected sales volumes trends, cigarette paper sales volumes, mill operations, pension plan contributions, anticipated energy, pension, compensation, employee benefit, nonmanufacturing and interest expenses, minority earnings, effective income tax rates, anticipated financial and operational results, anticipated capital spending, the new RTL production line in France, amount of internally generated funds, available bank credit facility borrowing capacity, foreign currency exchange rate impacts, contingencies, anticipated common stock share repurchases, stockholder dividends and other expected transactions of the Company.  Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company.  There can be no assurances that such events will occur or that the results of the Company will be as estimated.  Many factors outside the control of the Company also could impact the realization of such estimates.  The above-mentioned important factors, among others, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual results for 2004 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  In addition to those mentioned above, certain factors that could cause the Company’s future results to differ materially from those expressed in any such forward-looking statements are discussed in the Company’s 2003 Annual Report on Form 10-K, Part II, Item 7, under the headings “Critical Accounting Policies and Estimates” and “Factors That May Affect Future Results.”

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk exposure at September 30, 2004 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part II, Item 7 of the Company’s 2003 Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Schweitzer-Mauduit International, Inc.

Alpharetta, Georgia

We have reviewed the accompanying condensed consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries as of September 30, 2004, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2004 and 2003.  These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
November 5, 2004

PART II - OTHER INFORMATION

Item 1.                                                           LEGAL PROCEEDINGS

The Company’s description of legal proceedings in Part I, Item 3 of its 2003 Annual Report on Form 10-K and in Note 6 to the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q are incorporated herein by reference.  As of September 30, 2004, no material change has occurred with respect to the matters discussed therein and there are no material new matters to report.

Item 2.                                                           UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased shares of its Common Stock during the third quarter of 2004.  The following table indicates the amount of shares of its Common Stock the Company has repurchased during 2004 and the remaining amount of share repurchases currently authorized by the Company’s Board of Directors as of September 30, 2004:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased As Part of Publicly Announced Programs		Maximum Amount Of Shares that May Yet be Repurchased Under the Program
			(# Shares)	($ in millions)	($ in millions)
First Quarter	—	—	—	—
Second Quarter	122,900	$28.76	122,900	$3.5
July	58,406	$29.79	58,406	$1.8
August	60,200	$28.72	60,200	$1.7
September	16,050	$31.14	16,050	$0.5
Third Quarter	134,656	$29.47	134,656	$4.0
Year-to-Date 2004	257,556	$29.13	257,556	$7.5	$7.4	*

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

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ PAUL C. ROBERTS	By:	/s/ WAYNE L. GRUNEWALD
	Paul C. Roberts		Wayne L. Grunewald
	Chief Financial Officer and		Controller
	Treasurer		(principal accounting officer)
(duly authorized officer and
principal financial officer)

November 5, 2004			November 5, 2004

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended September 30, 2004

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