Form 10-K
period 2004-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2005-03-07
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

1-13948

(Commission file number)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	62-1612879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Northpoint Center East, Suite 600 Alpharetta, Georgia	30022-8246
(Address of principal executive offices)	(Zip Code)

1-800-514-0186

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, par value $0.10 per share (together with associated preferred stock purchase rights)	New York Stock Exchange, Inc.

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the outstanding common stock, par value $0.10 per share (the “Common Stock”), held by non-affiliates of the registrant as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was $450.8 million, based on the last sale price for the Common Stock of $30.63 per share as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 15,125,623 shares of Common Stock issued and outstanding as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2005 Annual Meeting of Stockholders (“the Proxy Statement”) and filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.   Business

As used in this 2004 Annual report on Form 10-K, unless the context indicates otherwise, references to “we,” “us,” “our,” “SWM,” “Schweitzer-Mauduit” or similar terms include Schweitzer-Mauduit International, Inc. and its consolidated subsidiaries.

Our Securities and Exchange Commission, or SEC, filings, which include this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments, are available free of charge, on our Web site at www.schweitzer-mauduit.com, Investor Relations, SEC filings. These reports are available soon after they are filed electronically with the SEC. The Web site also allows access to historical financial information, press releases and quarterly earnings conference calls, our Code of Conduct, corporate governance guidelines, Board of Directors’ committee charters, as well as disclosure of any amendment to or waivers of our Code of Conduct granted to any of the principal executive officer, principal financial officer or principal accounting officer. Quarterly earnings press releases are posted immediately to our Web site, making them available to stockholders and other interested parties. The Web site provides additional background information about us including further information on our history, products and locations.

Our quarterly earnings conference calls are typically held on the same dates as our quarterly earnings releases and are likewise available through our Web site via a webcast. The tentative dates for our quarterly earnings conference calls related to 2005 financial results are April 28, 2005, July 28, 2005, October 27, 2005 and January 26, 2006. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through our Web site.

Our wholly-owned direct subsidiaries are Schweitzer-Mauduit Canada, Inc., or SM-Canada, Schweitzer-Mauduit Spain, S.L., or SM-Spain, a holding company organized under the Spanish holding company regime and the primary foreign investment holding company for SWM, and Schweitzer-Mauduit International China, Limited, a currently inactive holding company incorporated in Hong Kong. We indirectly through SM-Spain have subsidiaries in France, Brazil and Indonesia. SM-Spain owns directly 100 percent of Schweitzer-Mauduit Holding S.A.R.L., a French holding company, or SMH, and together SM-Spain and SMH own 100 percent of 2 holding companies, Schweitzer-Mauduit Industries S.A.R.L., a French corporation, or SMI, which holds our investment in the French reconstituted tobacco operations, and Schweitzer-Mauduit France S.A.R.L., a French corporation, or SMF, which holds our French and Indonesian paper operations. SMI owns directly 72 percent of the issued and outstanding shares of LTR Industries S.A., a French corporation, or LTRI. SMF, directly or indirectly, owns 100 percent of 3 principal French operating subsidiaries, Papeteries de Mauduit S.A.S., or PdM, Papeteries de Malaucène S.A.S., or PdMal, and Papeteries de Saint-Girons S.A.S., or PdStG, and 100 percent of our Indonesian paper operations, P.T. PDM Indonesia. SMF also owns 100 percent of PDM Philippines Industries, Inc., or PPI, which was established in 2004 to acquire the operating assets in conjunction with a pending Philippines acquisition. SM-Spain also owns directly 99.99 percent of the issued and outstanding shares of Schweitzer-Mauduit do Brasil S.A., a Brazilian corporation, or SWM-B. We did not have any unconsolidated subsidiaries, joint ventures or special purpose entities as of December 31, 2004.

Our principal executive office is located at 100 North Point Center East, Suite 600, Alpharetta, Georgia 30022-8246 and our telephone number at that address is 1-800-514-0186. Our stock is traded on the New York Stock Exchange, or NYSE, under the symbol “SWM.”

GENERAL

We are a multinational diversified producer of premium specialty papers headquartered in the United States of America and are the world’s largest supplier of fine papers to the tobacco industry. We manufacture and sell paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised 93 percent of our consolidated net sales in each of the years 2004, 2003 and 2002. The primary products in the group include cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette, or Cigarette Papers, and reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging. These products are sold directly to the major tobacco companies or their designated converters in North and South America, western and eastern Europe, Asia and elsewhere.

We are the premier manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, and the leading independent producer of reconstituted tobacco leaf used in producing blended cigarettes. We conduct business in over 90 countries and currently operate 10 production locations worldwide, with mills in the United States, France, Brazil and Indonesia.

Our manufacturing facilities have a long history of producing paper dating back to 1545. Our domestic mills led the development of the North American tobacco-related papers manufacturing industry, which was originated by Peter J. Schweitzer, Inc. that began as an importer of cigarette papers from France in 1908.

The manufacturing facilities include:

United States

•        Lee Mills complex, consisting of the Columbia, Eagle, Greylock and Niagara mills, located in Lee, Massachusetts

•        Ancram Mill located in Ancram, New York

•        Spotswood Mill located in Spotswood, New Jersey

Canada

•        Fiber Operations located in Winkler, Manitoba

France

•        Papeteries de Mauduit Mill located in Quimperlé, France

•        Papereries de Malaucène Mill located in Malaucène, France

•        Papeteries de Saint-Girons Mill located in Saint-Girons, France (acquired 1998)

•        LTR Industries Mill located in Spay, France

Brazil

•        Schweitzer-Mauduit do Brasil Mill located in Santanésia Pirai, Brazil (acquired 1998)

Indonesia

•        PT PDM Indonesia Mill located in Medan, Indonesia (acquired 2004)

We are in the process of acquiring tobacco-related paper manufacturing assets in the Philippines. The assets to be acquired include land, buildings, production equipment and related utilities and support assets. The production equipment being acquired includes 2 paper machines, with annual production capacity of approximately 8,500 metric tons, and related converting equipment. The acquisition is expected to be completed in the second quarter of 2005, subject to governmental permitting.

DESCRIPTION OF BUSINESS

Financial Information About Segments.   We operate and manage 3 reportable segments: United States, or U.S., France and Brazil. These segments are based on the geographical location of our manufacturing operations. These business segments manufacture and sell cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette, reconstituted tobacco products and paper products used in cigarette packaging, as well as certain non-tobacco industry products. While the products are similar in each segment, they vary based on customer requirements and the manufacturing capabilities of each of the operations. The Indonesian financial results are included in the French business segment because the results of the Indonesian operation are not material for segment reporting purposes and since the products of the Indonesian business are primarily sold under a French trademark and are coordinated with sales of our French operations in southeast Asia. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

Additional information regarding “Segment Performance” is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, of this Annual Report on Form 10-K. In addition, selected financial data for our segments is available in Note 8, Segment Information, of the Notes to Consolidated Financial Statements. Reference is also made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of this Annual Report on Form 10-K for a discussion regarding the risks associated with foreign operations.

Financial information about foreign and domestic operations, contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing in Part II, Item 7 herein and in Notes 3, 4 and 8 (“Debt,” “Income Taxes” and “Segment Information,” respectively,) to Consolidated Financial Statements contained in “Financial Statements and Supplementary Data” appearing in Part II, Item 8 herein, are incorporated in this Item 1 by reference.

PRODUCTS

We manufacture and sell paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications.

Tobacco industry products include cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette; reconstituted tobacco leaf used as a tobacco blend with virgin tobacco in cigarettes; reconstituted tobacco wrappers and binders for cigars; and paper products used in cigarette packaging. These products are sold directly to tobacco companies or their designated converters in North and South America, western and eastern Europe, Asia and elsewhere.

Each of the 3 principal types of paper used in cigarettes—cigarette, plug wrap and tipping papers—serves a distinct purpose in the function of a cigarette.

Cigarette paper wraps the column of tobacco in a cigarette. Certain properties of cigarette paper, such as basis weight, porosity, opacity, tensile strength, texture and burn rate must be controlled to tight tolerances. Many of these characteristics are critical to meet the requirements of high-speed production processes utilized by cigarette manufacturers as well as their desired attributes of finished cigarettes such as lower ignition propensity or reduced deliveries of tobacco-related smoke constituents.

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

Tipping paper, produced in white or buff color, joins the filter element to the tobacco-filled column of the cigarette. The ability to produce tipping paper, which is both printable and glueable at high speeds, is critical to producing a cigarette with a distinctive finished appearance.

Reconstituted tobacco is used by manufacturers of cigarettes, cigars and other tobacco products. We currently produce reconstituted tobacco in 2 forms: leaf, or RTL, in France, which is manufactured by LTRI, and wrapper and binder in the United States. RTL is used by manufacturers of cigarettes primarily to blend with virgin tobacco as a design aid to achieve certain attributes of finished cigarettes, such as taste characteristics and reduced deliveries of tobacco-related smoke constituents, and to cost-effectively utilize tobacco leaf by-products. Wrapper and binder are reconstituted tobacco products used by manufacturers of machine-made cigars. Binder is used to hold the tobacco leaves in a cylindrical shape during the production process. Wrapper is used to cover the outside of the cigar, providing a uniform, finished appearance.

Commercial and industrial products include lightweight printing and writing papers, coated papers for packaging and labeling applications, business forms, furniture laminates, battery separator paper, drinking straw wrap, filter papers and other specialized papers primarily for the North American, western European and Brazilian markets. Like porous plug wrap, certain of these non-tobacco industry products use a fiber blend consisting of long fibers. These products are generally sold directly to converters and other end-users in North America and western Europe and through brokers in Brazil. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine utilization.

MARKETS AND CUSTOMERS

Our U.S. segment primarily supplies the major, and many of the smaller, cigarette manufacturers in North America, and also has significant sales in South America and Japan. The customer base for the U.S. operations consists of more than 175 customers in approximately 33 countries. Our French segment relies predominantly on worldwide exports, primarily to western Europe, Asia (in part through our Indonesian manufacturing facility), eastern Europe and the former Commonwealth of Independent States, and, in lesser but substantial amounts, to Africa, the Middle East and Australia. The customer base for the French operations consists of a diverse group of over 200 customers in more than 80 countries. Our Brazilian segment primarily supplies customers in Brazil, but with increasing sales to other South American countries. The current customer base of the Brazilian operations consists of the cigarette manufacturers in Brazil, as well as approximately 20 customers in approximately 5 countries outside Brazil. Customers of all 3 business segments include international tobacco companies, regional tobacco manufacturers and government monopolies.

Philip Morris Incorporated, or Philip Morris, including its subsidiaries, and B.A.T. Industries PLC, or BAT, including its Brazilian subsidiary Souza Cruz S.A., or Souza Cruz, and its other subsidiaries, are our 2 largest customers. Philip Morris and BAT, together with their respective affiliates and designated converters, accounted for 30 percent and 18 percent, respectively, of our 2004 consolidated net sales. Although the total loss of one or both of these large customers could have a material adverse effect on our results of operations, this is not considered likely given the significant share that our capacity represents of the total world-wide supply available to meet the demand for cigarette-related fine papers. A material variation in demand from one of these customers or due to external factors such as government legislation and changes in consumer behavior however could result in a decline in demand for our products.

Philip Morris Supply Agreement.   Since January 1, 1993, we have been the single source of supply of Cigarette Papers to Philip Morris’ U.S. operations. In December 2004, we reached an agreement with

Philip Morris to extend the Second Amended and Restated Agreement for Fine Paper Supply, or Second Amended Supply Agreement. This agreement extends our position as the supplier of Cigarette Papers to Philip Morris’ U.S. operations through December 31, 2007, except that Philip Morris has the continuing right to acquire up to 10 percent of its prior-year purchases of Cigarette Papers from other suppliers, although to-date it has chosen not to do so. By its terms, the current extension to the Second Amended Supply Agreement automatically renews for 2 additional successive terms of 2 years each unless either party gives notice of non-renewal 24 months before the end of the then-current contract term. If a decision is made to terminate, the agreement provides for a 2-year phase-out period during the last 24 months of the then-current contract term. Further, pursuant to an addendum to the Second Amended Supply Agreement, we have an exclusive supply arrangement with Philip Morris U.S.A. for a jointly developed banded cigarette paper that is used in lower ignition propensity cigarettes. We produce banded cigarette paper in sufficient quantities to support Philip Morris’ commercial sales of lower ignition propensity cigarettes, which are currently in the State of New York and limited commercial sales nationally. We have entered into a licensing and royalty agreement covering this new paper with Philip Morris.

Souza Cruz Supply Agreements.   On February 2, 1998, as part of our agreement to purchase a Brazilian specialty paper manufacturer named Companhia Industrial de Papel Pirahy, or Pirahy, the predecessor of our Brazilian operations, SWM-B entered into 2 exclusive supply agreements with its former owner and its largest customer, Souza Cruz, to supply all of Souza Cruz’s needs for papers which SWM-B is capable of producing. The supply agreements for tobacco-related papers and coated paper used in the packaging of cigarette products, as amended in February 2000, had initial terms of 6 years through February 1, 2004 and phase-out periods of 18 months and 12 months, respectively. In July 2002, Souza Cruz advised us that these exclusive supply agreements would not be renewed. In December 2003, SWM-B and Souza Cruz agreed to an extension of SWM-B’s exclusive supply of Souza Cruz’s tobacco-related paper requirements through February 1, 2005 concurrent with the first 12 months of the phase-out period. Subsequent to February 1, 2005, Souza Cruz’s tobacco-related paper requirements are expected to be included in BAT’s global sourcing and a separate supply agreement will not be negotiated between SWM-B and Souza Cruz, although we believe it is the expectation of both parties to maintain a mutually beneficial commercial relationship.

SALES AND DISTRIBUTION

Essentially all sales of tobacco-related products by the U.S., French and Brazilian segments are sold by our marketing, sales and customer service organizations directly to cigarette manufacturers or their designated converters, and to cigar manufacturers, except in China where sales are generally made to trading companies for resale to cigarette producers. Most of our U.S. and French segments’ non-tobacco related products, which represent approximately 5 percent of each of their respective net sales, are sold on a direct basis. The Brazilian segments’ non-tobacco related products comprise 39 percent of its net sales, substantially all of which are channeled through agents.

The typical modes of transportation we utilize in the delivery of product to our customers include truck, rail and ocean-going vessels. As is typical in our industry, ownership of the product generally transfers to our customer upon shipment from the mills, except for certain export sales where ownership typically transfers at the foreign port or customer facility.

COMPETITION

We are the leading producer of Cigarette Papers in the world. LTRI is the leading independent producer of RTL for use in cigarettes. We do not sell our products directly to consumers or advertise our products in consumer media. The specialized nature of these tobacco-related papers requires research and development capability to develop them and special papermaking equipment and skills to meet exacting customer specifications. These factors have limited the number of competitors in each of the tobacco-related paper categories discussed separately below.

Cigarette Paper—As the sole domestic producer of Cigarette Papers in North America, we believe that we have the majority supply position, estimated at 70 to 75 percent of the North American cigarette paper market. European suppliers, such as Wattens GmbH, or Wattens, an Austrian subsidiary of Trierenberg Holding, or Trierenberg, and Miquel y Costas & Miquel S.A., a Spanish corporation, or Miquel y Costas, supply the balance of the North American market. We believe that the bases of cigarette paper competition are security of supply, price, consistent quality, level of technical service and performance requirements of the customer’s cigarette-making equipment.

We have developed 2 technologies to address the emerging market for cigarette paper for lower ignition propensity cigarettes in the United States and Canada—banded cigarette paper and print banded cigarette paper. We are the leading producer of commercially proven cigarette paper for lower ignition propensity cigarettes. Only limited competitive cigarette papers for lower ignition propensity cigarettes have been offered for sale by our competitors.

The principal competitors of our French cigarette paper businesses are Wattens, Miquel y Costas and Julius Glatz GmbH, or Glatz, an independent German company. PdM and PdStG, indirect wholly owned subsidiaries in France, sell approximately 70 percent of their products in western Europe and Asia. We believe that the bases of competition for PdM’s and PdStG’s products are the same as for our U.S. segment. The principal competitors of our Indonesian cigarette paper business are PT Surya Zig Zag and PT BMJ, which are owned by Indonesian cigarette production companies and account for 60 to 65 percent of the cigarette paper market in Indonesia.

The principal competitors of our Brazilian cigarette paper business are Wattens, Miquel y Costas and Cartieira Del Maglio S.p.A, an independent Italian company. SWM-B has an estimated 80 percent share of the cigarette paper market in Brazil and an estimated 60 to 65 percent share of the cigarette paper market in South America. We believe that the bases of cigarette paper competition for SWM-B are the same as for our U.S. segment.

In recent years, the number of cigarette paper manufacturers has declined worldwide. In addition to the bankruptcy of RFS Ecusta Inc. in the United States during 2002, smaller cigarette paper manufacturers in the United Kingdom, Argentina, Mexico and Colombia have either ceased or significantly reduced their production of cigarette paper, reflecting the competitive nature of this product and efforts by the world’s major cigarette manufacturers to consolidate their suppliers. This reduction of worldwide cigarette paper production capacity has been offset, however, by cigarette paper production capacity added by SWM, Wattens, Glatz and in China. New capacity added in western Europe by Wattens and Glatz in 2003 and 2004, respectively, has contributed to recent pricing and demand pressures for cigarette papers in western Europe.

Plug Wrap Paper—We believe that our U.S. segment has an estimated 85 to 90 percent share of the North American market for plug wrap papers. The remainder of the North American market is shared by 2 competitors: Miquel y Costas and Wattens. Our French businesses hold an estimated 60 percent of the western European high porosity plug wrap market. Wattens is our principal competitor in that market. Through the Brazilian business’ supply of conventional plug wrap papers and the U.S. business’ supply of porous plug wrap papers, we have an estimated 70 percent share of the South American market for plug wrap papers. Miquel y Costas and Wattens are our principal competitors in that market.

We believe that the primary basis of competition for high porosity plug wrap is technical capability with price being a less important consideration. On the other hand, conventional plug wrap entails less technical capability with the result that price and quality are the primary bases of competition.

Tipping Paper—We believe that our U.S. segment has an estimated 60 to 65 percent share of the North American market for base tipping paper, which is subsequently printed by converters. Our principal competitor in this market is Tervakoski Oy, a Finnish subsidiary of Trierenberg. We believe that the bases for competition are consistent quality, price and, most importantly, the ability to meet the runnability and printability requirements of converting equipment and high-speed cigarette-making machines.

PdMal, another of our indirect wholly-owned French subsidiaries, operates a base paper and finished tipping paper mill in Malaucène, France, and ranks among the largest converted tipping paper producers in western Europe, with an estimated 15 percent market share. PdMal produces printed and unprinted, and laser and electrostatically perforated tipping papers. PdStG and SWM-B also produce base tipping paper that is converted and sold by PdMal. PdMal’s principal European competitors are Tann-Papier GmbH, an Austrian subsidiary of Trierenberg, Benkert GmbH (Germany) and Miquel y Costas. We believe that the bases of competition for perforated tipping paper in Europe are perforation technology, consistent quality and price.

Our Brazilian segment has an estimated 65 to 70 percent share of the South American market for base tipping paper, which is subsequently printed by converters. Our principal competitor in Latin America is Miquel y Costas. We believe that the bases of tipping paper competition for SWM-B are the same as for our U.S. segment.

Reconstituted Tobacco—LTRI is the leading independent producer of RTL in the world. We believe that the basis of competition in this market is primarily quality. However, sales volumes are influenced by worldwide virgin tobacco prices as lower prices of virgin tobacco may result in lower reconstituted tobacco sales volumes.

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

We estimate that approximately 50 percent of reconstituted cigar wrapper and binder used in the U.S. market is produced internally by domestic cigar manufacturers. Our U.S. segment’s Ancram mill and Nuway Tobacco, a cast process manufacturer, produce the balance.

Other Products—As noted above, we produce papers for lightweight printing and writing, coated papers for packaging and labeling applications, business forms, furniture laminates, battery separator papers, wrapping paper for drinking straws, filter papers and other specialized papers. We believe that price is the primary basis of competition for drinking straw wrap, printing and writing and filter papers, while consistent quality and customer service are believed to be the primary competitive factors for battery separator and business forms papers. We do not possess a significant market share in any of the above segments, except for battery separator papers, where we hold approximately 30 percent of the worldwide market. We continue, to the extent feasible, to convert our production of less profitable papers to more profitable niche applications.

RAW MATERIALS AND ENERGY

Wood pulp is the primary fiber used in our operations. Our operations consumed 105,100 and 97,000 metric tons of wood pulp in 2004 and 2003, respectively, all of which was purchased. Our operations also use other cellulose fibers, the most significant of which are in the form of flax fiber and tobacco leaf by-products, as the primary raw materials for Cigarette Papers and reconstituted tobacco products, respectively. While tobacco leaf by-products are generally the property of the cigarette manufacturer for whom the reconstitution is contracted, we and our subsidiary LTRI purchase some tobacco leaf by-products for use in the production of RTL and wrapper and binder products. In addition to cellulose fibers, our operations use calcium carbonate as another significant raw material in the production of many of our paper products. Calcium carbonate, or chalk, is used in the production of Cigarette Papers, as well as in certain of our other paper products, to provide desired qualities and characteristics, such as opacity, as well as end-product performance attributes.

Flax straw is purchased and subsequently processed into flax tow at processing facilities in Canada and France. The flax tow is then converted into flax pulp at pulping facilities in the United States and France. Flax tow and flax pulp are also purchased externally, but these purchases only represent approximately 35 percent of the flax pulp currently consumed by our operations in the United States, France and Brazil. Certain specialty papers are manufactured by our operations in France, requiring small amounts of other cellulose fibers, all of which are purchased.

All of our needs for calcium carbonate are purchased. Our Quimperlé mill in France and Pirahy mill in Brazil have third-party vendor-operated calcium carbonate plants on-site which supply significant quantities toward the needs of those mills. In addition, our mills also purchase calcium carbonate produced by vendors at plants which are not on-site at our mills.

We believe that our purchased raw materials are readily available from several sources and that the loss of a single supplier would not have a material adverse effect on our ability to procure needed raw materials from other suppliers.

The papermaking processes use significant amounts of energy, primarily electricity and natural gas, to run the paper machines and other equipment used in the manufacture of pulp and paper. In France and in the United States, availability of energy is generally not expected to be an issue, although prices can fluctuate significantly based on variations in demand. In France, we have entered into agreements with an energy cogeneration supplier whereby the supplier will construct and operate cogeneration facilities at our Spay and Quimperlé Mills and supply steam, which will be used in the operation of our mills. When completed in 2005, these cogeneration facilities are expected to provide energy cost savings and improved security of supply beginning in 2006. In Brazil, where that country’s production of electricity is heavily reliant upon hydroelectric plants, availability of electricity has been affected in the past by weather and rain variations. Our Brazilian business currently has a sufficient supply of energy to continue its current level of operation.

BACKLOG AND SEASONALITY

We have historically experienced a steady flow of orders. Our mills typically receive and ship orders within a 30-day period, except in the case of RTL where orders are generally placed well in advance of delivery. We plan our manufacturing schedules and raw material purchases based on our evaluation of customer forecasts and current market conditions.

The U.S. segment does not calculate or maintain records of order backlogs. Philip Morris, our largest customer, provides forecasts of future demand, but actual orders for Cigarette Papers are typically placed 2 weeks in advance of shipment.

Our French segment does maintain records of order backlogs. For Cigarette Papers, the order backlog was $39 million and $54 million on December 31, 2004 and 2003, respectively. This represented approximately 47 and 69 days of Cigarette Paper sales for the French segment in 2004 and 2003, respectively. LTRI’s RTL business operates under a number of annual supply agreements. The order backlog for RTL was $62 million and $106 million on December 31, 2004 and 2003, respectively.

The Brazilian segment does not calculate or maintain records of order backlogs. Approximately 40 percent of its sales are to Souza Cruz, its largest customer. Souza Cruz provides forecasts of its future demand, typically 8 weeks in advance, in order for the Brazilian operations to manage production and ensure a sufficient supply to meet Souza Cruz’s anticipated requirements.

Sales of our products are not subject to seasonal fluctuations, except in the United States where customer shutdowns of 1 to 2 weeks in duration typically occur in July and December, and in Brazil where customer orders are typically lower in December due to a January and February holiday season.

RESEARCH AND DEVELOPMENT

We have research and laboratory facilities in Spay, France, Santanésia, Brazil and Alpharetta, Georgia and employ approximately 60 research personnel. We are dedicated to developing Cigarette Papers, reconstituted tobacco and non-tobacco paper product innovations and improvements to meet the needs of individual customers. The development of new components for tobacco products and the development of new non-tobacco paper products are the primary focuses of these research and development functions, including several development projects for our major customers. We expensed $9.3 million in 2004, $8.3 million in 2003 and $7.6 million in 2002 on research and development.

We believe that our research and product development capabilities are unsurpassed in the industry and have played an important role in establishing our reputation for high quality, superior products. Our commitment to research and development has enabled us, for example, to (i) produce high-performance papers designed to run on the high-speed manufacturing machines of our customers, (ii) produce papers to exacting specifications with very high uniformity, (iii) produce cigarette paper with extremely low basis weights, (iv) develop cigarette paper for lower ignition propensity cigarettes, (v) produce highly porous cigarette and plug wrap papers, and (vi) produce papers with other specifically engineered properties required for end-product performance attributes. We believe we are in the forefront of the specialty paper manufacturing process, having invested heavily in modern technology, including on-line banding and off-line printing capabilities for lower ignition propensity cigarette papers, laser technology and modern paper-slitting equipment. We believe that our commitment to research and development, coupled with our investment in new technology and equipment, has positioned us to take advantage of growth opportunities abroad where the demand for American-style premium cigarettes continues to increase.

PATENTS AND TRADEMARKS

As of December 31, 2004, we owned 125 patents and had pending 77 patent applications covering a variety of Cigarette Papers, RTL and cigar wrapper and binder products and processes in the United States, western Europe and several other countries. We believe that such patents, together with our papermaking expertise and technical sales support, have been instrumental in establishing us as the leading worldwide supplier of Cigarette Papers, RTL and reconstituted wrapper and binder made by the papermaking process.

Management believes that our “POROWRAP®” trademark for highly porous plug wrap paper, the “PDM” logo and the “JOB PAPIER A CIGARETTES”, “PAPETERIES DE MAUDUIT” and “SCHWEITZER” trade names also have been important contributors to the marketing of our products.

EMPLOYEES

As of December 31, 2004, we had 3,744 regular full-time active employees of whom 619 hourly employees and 271 salaried employees were located in the United States and Canada, 1,173 hourly employees and 718 salaried employees were located in France, 149 hourly employees and 56 salaried employees were located in Indonesia, 707 hourly employees and 48 salaried employees were located in Brazil and 3 salaried employees were located in the Philippines.

North American Operations—Hourly employees at the Lee, Massachusetts, Spotswood, New Jersey and Ancram, New York mills are represented by locals of the Paper, Allied-Industrial, Chemical and Energy Workers International Union (“PACE”). During 2002, a 3-year collective bargaining agreement was reached for the Lee Mills expiring on July 31, 2005. In 2004, a new collective bargaining agreement was signed at our Spotswood mill, effective through August 28, 2007. In 2004, we also reached a 4-year collective bargaining agreement for the Ancram mill effective through September 30, 2008. We believe employee and union relations continue to be positive.

The fiber operations of our Canadian subsidiary are non-union. We believe that employee relations are positive.

French Operations—Hourly employees at our mills in Quimperlé, Malaucène, Saint-Girons and Spay, France are union represented. New collective bargaining agreements were signed in 2004 in Malaucène and Spay, expiring December 31, 2004 and February 28, 2005, respectively, and 2 of the 3 unions representing employees in Quimperlé signed a new bargaining agreement expiring December 31, 2005. A new collective bargaining agreement was signed in 2004 for the mill in Saint-Girons and is scheduled to expire May 31, 2006. We are currently in discussions with the unions representing employees at our Malaucène and Spay mills concerning renewal of those labor contracts. Over the years, there have been intermittent work stoppages at the French operations lasting from a few hours to several days. We believe that, overall, employee relations are positive and comparable to similar French manufacturing operations.

Hourly employees of our Medan, Indonesia mill are union represented. The current collective bargaining agreement has been extended to April 1, 2005. We believe that employee relations are positive and our acquisition of the mill was well received by the workforce.

Brazilian Operations—Hourly employees at the Pirahy mill are represented by a union. The current annual collective bargaining agreement expires on May 31, 2005. We believe that, overall, employee relations are positive and comparable to similar Brazilian manufacturing operations.

ENVIRONMENTAL MATTERS

Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, Brazil, Indonesia and Canada are estimated to be approximately $1 million in both 2005 and 2006, of which no material amount is the result of environmental fines or settlements. These expenditures are not expected to have a material adverse effect on our financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in our plans, changes in legal requirements or other factors.

WORKING CAPITAL

We normally maintain approximately 30 to 60 days of inventories to support our operations. Our sales terms average between 30 and 60 days for payment by our customers, dependent upon the products and markets served. For a portion of our business, particularly our French businesses’ export sales, extended terms are provided. With respect to our accounts payable, we typically carry approximately a 30 to 60 day level, in accordance with our purchasing terms, which vary by business segment. The accounts payable balance varies in relationship to changes in our manufacturing operations, particularly due to changes in prices of wood pulp and the level and timing of capital expenditures related to projects in progress.

RISKS FOR FOREIGN OPERATIONS

In addition to our U.S. operations, we have manufacturing facilities in France, Brazil, Indonesia and Canada. Collectively we market and sell products in over 90 countries, many of which are third world markets. While not an exhaustive list of the various risks that may impact our foreign operations, and while the level of risk varies amongst countries, our operations in foreign countries are subject to possible material international business risks, including unsettled political and economic conditions; expropriation; import and export tariffs, controls and restrictions; monetary exchange controls; inflationary economies; changes in currency value; changes in business and income tax regulations and risks related to restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries.

EXECUTIVE OFFICERS

The names and ages of the executive officers as of March 3, 2005, together with certain biographical information, are as follows:

Name	Age	Position
Wayne H. Deitrich	61	Chairman of the Board and Chief Executive Officer
Jean-Pierre Le Hétêt	61	Chief Operating Officer
Thierry E. Bellanger	52	President—French Operations
Peter J. Thompson	42	President—U.S. Operations
Otto R. Herbst	45	President—Brazilian Operations
Paul C. Roberts	56	Chief Financial Officer and Treasurer
John W. Rumely, Jr.	51	General Counsel and Secretary
Wayne L. Grunewald	53	Controller

There are no family relationships between any of the directors, or any of our executive officers. None of our officers were selected pursuant to any arrangement or understanding between the officer and any person other than the Company. Our executive officers serve at the discretion of the Board of Directors and are elected annually by the Board. Detailed information about our executive officers is provided below.

Wayne H. Deitrich has served as our Chief Executive Officer since August 1995 and was elected Chairman of the Board of Directors immediately after our spin-off from Kimberly-Clark Corporation, or Kimberly-Clark, on November 30, 1995, and has served continuously in that capacity since that date. From June 1995 through August 1995, Mr. Deitrich served as President—Specialty Products Sector of Kimberly-Clark. From 1993 through May 1995, Mr. Deitrich was the President—Paper and Specialty Products Sector of Kimberly-Clark, and from 1992 to 1993, he was President—Paper Sector of Kimberly-Clark. From 1988 through 1992, Mr. Deitrich served as the President of Neenah Paper, a business unit of Kimberly-Clark.

Jean-Pierre Le Hétêt has served as our Chief Operating Officer since April 1998 in addition to having served as President—French Operations from August 1995 through October 2002. Mr. Le Hétêt was elected to the Board of Directors immediately after the spin-off on November 30, 1995, and has served continuously since that date. From 1991 through August 1995, Mr. Le Hétêt was the President of Specialty Products, France, a business unit of Kimberly-Clark. Prior to that time, Mr. Le Hétêt served as General Manager of Specialty Products, France.

Thierry E. Bellanger has served as our President—French Operations since November 2002. From July 1999 through October 2002, Mr. Bellanger was Director of Operations for the Paper Sector in France. From March 1997 through June 1999, he served as Director of Operations for our Tobacco Sector in France. Prior to March 1997, Mr. Bellanger served in various positions at PdM and LTRI.

Peter J. Thompson has served as our President—U.S. Operations since November 1998. From April 1998 through November 1998, Mr. Thompson was Director—Sales and Marketing for the U.S. Operations. Mr. Thompson joined us in January 1997 as a Marketing Manager in the U.S. Operations. Prior to joining us, he was employed by Tape, Inc. from May 1995 through January 1997, where he held several senior management positions in marketing, sales and finance. Mr. Thompson was employed by Kimberly-Clark from June 1984 through May 1995 in a variety of financial positions.

Otto R. Herbst has served as our President—Brazilian Operations since April 1999. Prior to April 1999, he served as General Manager for New Business and Services from 1997 through March 1999 for Interprint, a manufacturer of security documents, telephone cards and business forms. From 1990 through 1997, Mr. Herbst served as Director of Agaprint, a manufacturer of packaging materials, business forms, commercial printing papers, personalized documents and envelopes.

Paul C. Roberts has served as our Chief Financial Officer and Treasurer since August 1995. From June 1995 through August 1995, he served as Chief Financial Officer—Specialty Products Sector of Kimberly-Clark. From January 1995 through May 1995, he was Director—Corporate Strategic Analysis of Kimberly-Clark, and from 1988 through 1994, Mr. Roberts was Director—Operations Analysis and Control, Pulp and Paper Sector of Kimberly-Clark.

John W. Rumely, Jr. has served as our General Counsel and Secretary since January 2000. From March 1998 through December 1999, he served as Associate General Counsel. From May 1989 through February 1998, Mr. Rumely was Assistant General Counsel of Alumax Inc., an international integrated producer of aluminum products that was subsequently acquired by Alcoa Inc.

Wayne L. Grunewald has served as our Controller since August 1995. From July 1995 through August 1995, he served as Controller—Specialty Products Sector of Kimberly-Clark. From December 1989 through June 1995, he was Controller—U.S. Pulp and Newsprint, a business unit of Kimberly-Clark.

Item 2.   Properties

As of December 31, 2004, we operated 9 paper mills (which include 4 fiber pulping operations) on 4 continents. We operate these mills in 3 business segments based on the geographic locations of the manufacturing operations: the United States, France (which includes the Indonesian operations acquired in February 2004), and Brazil.

We have approximately 193,000 metric tons of annual paper production capacity and approximately 80,000 metric tons of annual reconstituted tobacco products production capacity, dependent upon the production mix. We also operate flax fiber processing operations in France and Canada. We own each of these facilities and the associated operating equipment except for a flax tow storage facility in Winkler, Manitoba, which is leased.

Machine operating schedules at all of our locations were at or near capacity during 2004, except that we have more capacity than is currently being used for long fiber products in France, for RTL in France as the result of the RTL capacity added in 2003 and for all product lines in the United States. New cigarette paper capacity is being added in our Brazilian operations, which may not be fully utilized in 2005. In addition, the French paper operations are likely to operate at less than full capacity in 2005 as a result of less demand for tobacco-related papers in western Europe due to excise tax increases on cigarettes and the impact of increased paper production capacity added by competitors in western Europe in 2003 and 2004. During 2004, we sold 163,000 metric tons of paper products and 64,000 metric tons of reconstituted tobacco products, representing 84 percent and 80 percent, respectively, of the above-indicated approximate annual capacities.

We maintain administrative and sales offices in Alpharetta, Georgia, in Quimperlé and Spay, France, in Hong Kong, China, in Santanésia and Rio de Janeiro, Brazil, in Madrid, Spain, in Medan, Indonesia and in Moscow, Russia. Our world headquarters are also located in Alpharetta. All of these offices are owned except for those located in Alpharetta, Hong Kong, Rio de Janeiro, Madrid and Moscow.

We are in the process of acquiring tobacco-related paper manufacturing assets in the Philippines. The assets to be acquired include land, buildings, production equipment and related utilities and support assets. The production equipment being acquired includes 2 paper machines, with annual production capacity of approximately 8,500 metric tons, and related converting equipment. The acquisition is expected to be completed in the second quarter of 2005, subject to governmental permitting.

We consider all of our facilities to be well-maintained, suitable for conducting our operations and business, and adequately insured.

In addition to the operating equipment listed below, our Brazilian subsidiary has a paper machine which was taken out of service in 2001 and was fully written off. There are no plans to operate this equipment in the future.

At our U.S. segment’s Lee Mills facility, we operate a machine that is owned by Kimberly-Clark. Ownership of the machine was retained by Kimberly-Clark in the 1995 spin-off of the Company and is operated solely for the purpose of producing a proprietary product used as an in-process material by Kimberly-Clark. Under the contract for its continued operation, the current term of which is scheduled to expire in December 2009, we essentially invoice Kimberly-Clark the actual costs of operating the machine, including allocations of indirect and fixed overhead costs. While certain of such costs could be eliminated if the contract is not renewed or is otherwise terminated, we may be unable to eliminate a portion of the approximately $2 million of indirect and fixed overhead costs that are currently absorbed by that operation.

The following are locations of our principal production facilities, all of which are owned, and operating equipment as of December 31, 2004:

French Segment

Production Locations	Equipment	Products
Papeteries de Mauduit Mill	11 Paper Machines	Cigarette Paper, Plug Wrap Paper
Quimperlé, France	Pulping Equipment	and Long Fiber Specialties
Papeteries de Malaucène Mill	1 Paper Machine	Tipping and Specialty Papers
Malaucène, France	4 Printing Presses
11 Laser Perforating Lines
3 Electrostatic Perforating Lines
Papeteries de Saint-Girons Mill	3 Paper Machines	Cigarette Paper, Plug Wrap Paper,
Saint-Girons, France	Pulping Equipment	Base Tipping and Specialty Papers
	1 Electrostatic Perforating Line	and Flax Pulp
LTR Industries Mill	3 Reconstituted Tobacco Leaf	Reconstituted Tobacco Leaf, Flax
Spay, France	Machines	Fiber Processing
1 Fiber Mill
P.T. PDM Indonesia	1 Paper Machine	Cigarette Paper and Plug Wrap Paper
Medan, Indonesia

U. S. Segment

Production Locations	Equipment	Products
Lee Mills (4 mill sites)	4 Paper Machines	Base Tipping and Specialty Papers,
Lee, Massachusetts	Pulping Equipment	Plug Wrap Paper and Straw Wrap Paper
Spotswood Mill	6 Paper Machines	Cigarette Paper and Straw Wrap Paper
Spotswood, New Jersey	Pulping Equipment
Ancram Mill	1 Paper Machine	Reconstituted Tobacco Wrapper and
Ancram, New York	1 Reconstituted Tobacco	Binder and Porous Plug Wrap Paper
Wrapper and Binder Machine
Fiber Operations	1 Movable Fiber Mill	Flax Fiber Processing
Manitoba, Canada	1 Permanent Fiber Mill

Brazilian Segment

Production Locations	Equipment	Products
Pirahy Mill	4 Paper Machines	Cigarette Paper, Plug Wrap Paper, Base
Santanésia, Brazil	1 Coating Machine	Tipping, Specialty and Coated Papers

Item 3.   Legal Proceedings

General

We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims, product liability and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on the results of operations in a given quarter or year. Below is a summary of our major outstanding litigation.

Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, a form of value-added tax in Brazil, was assessed to SWM-B in December of 2000. SWM-B received 2 assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS taxes from January 1995 through November 2000, which together with interest and penalties totaled approximately $13.6 million based on the foreign currency exchange rate at December 31, 2000, collectively the Assessment.

The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. One of the 2 assessments, estimated at December 31, 2000 at approximately $9.1 million, related in part to tax periods that predated our acquisition of Pirahy and is covered in part by an indemnification from the sellers of Pirahy, or Assessment 1. The second assessment pertains exclusively to periods that SWM-B owned the Pirahy mill, or Assessment 2. While SWM-B is primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owner under the indemnification.

SWM-B contests the Assessment based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers used in the production of books, newspapers and periodicals, or immune papers, and the raw material inputs used to produce immune papers. SWM-B further contends that the statutory provision relied on by the State of Rio de Janeiro to argue that ICMS tax credits generated in the course of the production of immune papers must be reversed rather than applied to other ICMS taxes owed violates the Brazilian Federal Constitution and the legal principle of “non-cumulativity” for ICMS tax set forth in Article 155, Section 2, II, of the Brazilian Federal Constitution of 1988. Additionally, SWM-B contends that the statutory provisions relied on by the government do not address “immunity” from the incidence of the ICMS tax, but are addressed to “exception” from the tax. This distinction is central to SWM-B’s further contention that the only exceptions permitted to the constitutionally mandated principle of non-cumulativity are for exemptions from tax and no exceptions from this principle are permitted in cases of immunity from tax.

The State of Rio de Janeiro tax authorities, based on appeals of the Assessment, reduced the original amount of Assessment 1 by approximately $1.6 million and denied our appeal of Assessment 2. Following these decisions at the administrative level, judicial actions captioned Schweitzer-Mauduit do Brasil S.A. vs State of Rio de Janeiro were filed in the Judiciary Branch of the 11th Public Treasury Court of the State of Rio de Janeiro to annul the tax and to enjoin enforcement pending final adjudication of the Assessment. The courts issued injunctions, which were upheld on appeal, against enforcement of the Assessment without the requirement for any bond or posting of other collateral by SWM-B, pending final determination of SWM-B’s action to annul the tax debits.

In August and November 2003, the judges hearing the challenges in the State of Rio de Janeiro ruled in SWM-B’s favor in its suits to vacate Assessment 2 and Assessment 1, respectively, affirming the bases of SWM-B’s legal challenges of the Assessment. The State of Rio de Janeiro automatically appealed these favorable decisions. On May 4, 2004, the 1st Civil Chamber of the Court of Appeals of the State of Rio de Janeiro entered an order, published on June 7, 2004, granting the State of Rio de Janeiro’s appeal of the lower court’s decision annulling Assessment 2 against SWM-B. The appellate court reached its decision based on a majority vote of the 3-judge panel, with 1 judge issuing a written dissenting opinion. In June 2004, SWM-B filed a motion and supporting brief with the appellate court for a rehearing en banc. On August 24 2004, the 9th Civil Chamber of the Court of Appeals of the State of Rio de Janeiro entered an order, published on October 29, 2004, denying the State of Rio de Janeiro’s appeal of the lower court’s decision annulling Assessment 1 against SWM-B. The State of Rio de Janeiro automatically appealed this favorable decision.

SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, the final resolution of this matter may entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years. Based on the foreign currency exchange rate at December 31, 2004, the Assessment, as reduced in August 2001, totaled approximately $14.0 million as of December 31, 2004, of which approximately $6.4 million is covered by the above-discussed indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

In February 2004, SWM-B filed suit against the State of Rio de Janeiro to recover ICMS credits previously reversed in 2000 following receipt of the Assessment. After the Assessment was filed against us, SWM-B changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of having received the August and November 2003 favorable lower court rulings to the above Assessment 2 and Assessment 1, respectively, SWM-B petitioned the court for permission to offset overpaid ICMS taxes against current tax liabilities. SWM-B believes it has a reasonable chance of success in this case. The amount of the claim totals approximately $1.5 million, based on the foreign currency exchange rate at December 31, 2004. During March 2004, the court rejected SWM-B’s claim, which decision SWM-B has appealed. As of December 31, 2004, no asset has been recorded for this potential recovery.

Indemnification Matters

In connection with our spin-off from Kimberly-Clark and pursuant to the resulting Transfer, Contribution and Assumption Agreement and the related Distribution Agreement between Kimberly-Clark and us dated October 23, 1995, we undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to us that were not identified as excluded liabilities in the above-mentioned agreements. To date, no claims which we deem material to our financial condition or results of operations have been tendered to us under this indemnification that have not been previously disclosed. As of the date of these financial statements, there are no claims pending under this indemnification that we deem to be material.

Environmental Matters

Our operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of our operations expose us to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. While we have incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental laws and regulations, we believe that our future cost of compliance with environmental laws, regulations and ordinances, and our exposure to liability for environmental claims and our obligation to participate in the remediation and monitoring of certain hazardous waste disposal sites, will not have a material adverse effect on our financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by us (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on our financial condition or results of operations.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, Brazil, Indonesia and Canada. For these purposes, we incurred total capital expenditures of $2.1 million in 2004, and anticipate that we will incur approximately $1 million in both 2005 and 2006, of which no material amount is the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable. There were no matters submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since November 30, 1995, our common stock, $0.10 par value, or Common Stock, has been listed on the New York Stock Exchange, trading under the symbol “SWM.” On February 28, 2005, our stock closed at $34.05 per share.

The table below presents the high and low sales prices of our Common Stock on the New York Stock Exchange—Composite Transactions reporting system during the periods indicated.

	High	Low
2005
First Quarter (through March 3, 2005)	$ 35.00	$ 31.08

	High	Low
2004
First Quarter	$ 34.26	$ 29.40
Second Quarter	$ 34.12	$ 27.70
Third Quarter	$ 32.98	$ 27.80
Fourth Quarter	$ 35.87	$ 30.96

	High	Low
2003
First Quarter	$ 25.76	$ 22.07
Second Quarter	$ 25.10	$ 20.96
Third Quarter	$ 26.75	$ 23.26
Fourth Quarter	$ 30.55	$ 25.05

Holders

As of March 3, 2005, there were 4,355 stockholders of record.

Dividends

We have declared and paid cash dividends of $0.15 per share of our Common Stock every fiscal quarter since the second quarter of 1996. We currently expect to continue this level of quarterly dividend. We have credit agreement covenants that require us to maintain certain financial ratios, as disclosed in Note 3 of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends, and we do not currently anticipate any change in business conditions of a nature that would cause future restrictions on dividend payments as a result of our need to maintain these financial ratios.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2004, with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in the first column)
Equity Compensation Plans approved by stockholders:
Equity Participation Plan(1)	1,360,393	$ 21.51	242,060
Total approved by stockholders			242,060
Equity Compensation Plans not approved by stockholders:
Outside Directors Stock Plan(2)	N/A	N/A	101,309
Restricted Stock Plan(3)	N/A	N/A	916,000
Total not approved by stockholders			1,017,309
Grand Total	N/A	N/A	1,259,369

N/A—Not applicable.

(1)          The Equity Participation Plan is described in Note 6 of the Notes to Consolidated Financial Statements appearing in Part II, Item 8 herein.

(2)          The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to our outside Directors for payment of their retainer fees quarterly in advance. Directors retainer fees are $6,750 quarterly, which are payable in our common stock. The number of shares issued each quarter is determined based on the then fair market value of the shares, which is determined in accordance with the plan as the average of the high and low price of our common stock on the last business day preceding the date of issuance. Certain Directors have elected to defer receipt of quarterly retainer fees under the terms of our Deferred Compensation Plan for Non-Employee Directors, resulting in an accumulation of stock unit credits. The Director has the option, upon retirement or earlier termination from the Board of Directors, to have these stock unit credits distributed in the form of our common stock or in the form of cash. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as common stock, although declared dividends create additional stock unit credits. As of December 31, 2004, deferred retainer fees have resulted in 18,701 accumulated stock unit credits, excluding credited dividends (19,988 accumulated stock unit credits including credited dividends).

(3)          The Restricted Stock Plan is described in Note 6 of the Notes to Consolidated Financial Statements appearing in Part II, Item 8 herein. Shares awarded under the terms of this plan are both subject to forfeiture and cannot be sold or otherwise transferred until fully vested or such restrictions are otherwise lifted. Such shares are deemed by us to be issued and outstanding and are subject to all other financial interests, including our declared dividends. As of December 31, 2004, 54,000 shares issued under this plan remained restricted.

Recent Sales of Unregistered Securities

We have had no unregistered sales of equity securities during the fiscal year ended December 31, 2004.

Repurchases of Equity Securities

During fiscal 2003 and 2004, we repurchased 495,047 shares of our Common Stock having a value of $13.1 million pursuant to authorizations to purchase up to $20.0 million approved by the Board of Directors. The number and average price of Common Stock shares purchased in each month of the fourth quarter of fiscal 2004 are set forth in the table below:

			Total Number of		Maximum Amount
	Total Number	Average	Shares Repurchased		Of Shares that May
	Of Shares	Price Paid	As Part of Publicly		Yet be Repurchased
	Repurchased	Per Share	Announced Programs		Under the Program
			(# Shares)	($ in millions)	($ in millions)
October	15,800	$ 31.37	15,800	$ 0.5
November	—	—	—	—
December	—	—	—	—
Fourth Quarter	15,800	$ 31.37	15,800	$ 0.5
Full Year 2004	273,356	$ 29.26	273,356	$ 8.0	$ 0.0 *

*                    As announced in our press release dated January 30, 2003, the Board of Directors authorized the repurchase of shares of our Common Stock during the period January 1, 2003 through December 31, 2004 in an amount not to exceed $20.0 million. This repurchase of equity securities program expired on December 31, 2004.

On December 2, 2004, our Board of Directors authorized us to repurchase up to an additional $20.0 million of our Common Stock during the period January 1, 2005 to December 31, 2006. Corporate 10b5-1 plans have been used by us so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Item 6.                        Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following selected financial data was prepared using the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

All dollar amounts are in millions except per share amounts, statistical data and ratios.

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
Results of Operations
Net Sales	$ 657.5	$ 566.9	$ 501.4	$ 499.5	$ 496.8
Cost of products sold	535.4	458.0	396.1	401.4	403.6
Gross Profit	122.1	108.9	105.3	98.1	93.2
Nonmanufacturing expenses	64.4	55.0	49.1	46.3	42.2
Operating Profit(1)	57.7	53.9	56.2	46.7	51.0
Net Income(1)	36.4	34.5	33.0	24.1	28.6
Net Income Per Share:
Basic(1)	$ 2.45	$ 2.34	$ 2.22	$ 1.63	$ 1.88
Diluted(1)	$ 2.36	$ 2.28	$ 2.17	$ 1.61	$ 1.87
Cash Dividends Declared and Paid Per Share	$ 0.60	$ 0.60	$ 0.60	$ 0.60	$ 0.60
Percent of Net Sales
Cost of products sold	81.4%	80.8%	79.0%	80.4%	81.2%
Gross Profit	18.6	19.2	21.0	19.6	18.8
Nonmanufacturing expenses	9.8	9.7	9.8	9.3	8.5
Operating Profit(1)	8.8	9.5	11.2	9.3	10.3
Net Income(1)	5.5%	6.1%	6.6%	4.8%	5.8%
Financial Position
Capital Spending(2)(3)	$ 46.7	$ 92.0	$ 30.3	$ 73.8	$ 29.4
Depreciation and amortization	36.5	30.7	26.6	22.8	22.1
Cash Provided By Operations(4)	57.3	64.8	63.9	106.8	71.7
Net operating working capital	69.3	46.5	48.4	49.7	43.4
Total Assets	717.1	635.9	495.0	503.3	447.7
Total Debt	113.9	96.9	47.3	102.9	103.3
Stockholders’ Equity	$ 292.6	$ 250.2	$ 201.3	$ 182.9	$ 183.7
Common Stock Prices
High	$ 35.87	$ 30.55	$ 29.85	$ 25.54	$ 19.64
Low	27.70	20.96	19.95	15.19	11.81
Year-end	$ 33.95	$ 29.78	$ 24.50	$ 23.75	$ 19.15
Financial Ratios
Current ratio	1.1:1.0	1.1:1.0	1.5:1.0	1.5:1.0	1.4:1.0
Total debt to capital ratio	27.1%	27.2%	18.1%	35.2%	35.2%
Net income return on equity	13.4%	15.3%	17.2%	13.1%	15.4%
Operating profit return on assets	8.5%	9.5%	11.3%	9.8%	11.5%
Number of Employees	3,744	3,357	3,337	3,359	3,490
Average Common Shares Outstanding (in thousands)
Basic	14,842.0	14,738.3	14,853.5	14,777.2	15,224.1
Diluted	15,422.3	15,138.3	15,242.6	15,038.3	15,272.4

Footnotes to Selected Financial Data

(1)          2001 operating profit included a $5.1 million pre-tax restructuring charge related to our Brazilian business exiting the Brazilian market for printing and writing uncoated papers and the resulting shutdown of one of its paper machines. This restructuring charge reduced net income by $3.4 million, or $0.23 per share.

(2)          Capital spending for 2004, 2003 and 2002 included $7.2 million, $63.0 million and $8.9 million, respectively, for the new reconstituted tobacco leaf production line at our mill in Spay, France.

(3)          Capital spending for 2002, 2001 and 2000 included $0.4 million, $50.1 million and $12.7 million, respectively, for the banded cigarette paper capital project at our Spotswood mill.

(4)          Cash provided by operations included advance payments from customers for future product sales amounting to $50.6 million in 2001 and $8.0 million in 2000 related to the banded cigarette paper project.

Financial Glossary

Net operating working capital—accounts receivable and inventory less accounts payable and accrued liabilities

Current ratio—current assets divided by current liabilities

Total debt to capital ratio—current debt and long-term debt divided by current debt, long-term debt, minority interest and total stockholders’ equity

Net income return on equity—net income divided by average stockholders’ equity

Operating profit return on assets—operating profit divided by average total assets

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is a discussion of our results of operations and current financial condition. This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and the selected financial data included in Item 6. The discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and our future prospects. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled “Factors That May Affect Future Results,” beginning on page 50.

The Management’s Discussion and Analysis of Financial Condition and Results of Operation is designed to provide a reader of our financial statements with an understanding of our recent performance, our financial condition and our prospects. The following will be discussed and analyzed:

•       Operations

•       Chief Executive Officer’s Summary

•       Recent Developments

•       Industry Trends

•       Critical Accounting Policies and Estimates

•       Recent Accounting Pronouncements

•       Results of Operations

•       Liquidity and Capital Resources

•       Other Factors Affecting Liquidity and Capital Resources

•       Outlook

•       Factors That May Affect Future Results

•       Forward-Looking Statements

Operations

We are a multinational diversified producer of premium specialty papers and the world’s largest supplier of fine papers to the tobacco industry. We are the premier manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, and the leading independent producer of reconstituted tobacco leaf used in producing blended cigarettes. We conduct business in over 90 countries and currently operate 10 production locations worldwide, with mills in the United States, France, Brazil, Indonesia and Canada.

We manufacture and sell paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products, which comprised 93 percent of our net sales for the years ended December 31, 2004 and 2003, include cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette; reconstituted tobacco leaf for use as filler in cigarettes; reconstituted tobacco wrappers and binders for cigars; and paper products used in cigarette packaging. These products are sold directly to tobacco companies or their designated converters in North and South America, western and eastern Europe, Asia and elsewhere.

Non-tobacco industry products include lightweight printing and writing papers, coated papers for packaging and labeling applications, business forms, furniture laminates, battery separator paper, drinking straw wrap, filter papers and other specialized papers, primarily for the North American, western European and Brazilian markets. These products are generally sold directly to converters and other end-users in North America and western Europe and through brokers in Brazil.

We maintain an Internet Web site address at www.schweitzer-mauduit.com. The Web site provides additional background information including further information on our history, products, and locations.

Chief Executive Officer’s Summary

I am pleased to report that in 2004 Schweitzer-Mauduit’s diluted earnings per share increased by 4 percent to $2.36. During the year, our common stock price increased by 14 percent. Including the common stock dividend, stockholders realized a gain of 16 percent.

Our capital expansion projects are progressing. The new reconstituted tobacco leaf (RTL) production line in Spay, France achieved end-of-startup-curve operation mid-2004 and contributed to a 29 percent increase in RTL unit sales for 2004. Capital spending to implement the cigarette paper manufacturing strategy is nearly completed with the mid-year start-up of a rebuilt cigarette paper machine at our Spotswood, New Jersey mill and the January 2005 start-up of a new cigarette paper machine at our mill in Santanesia, Brazil. All of these projects are expected to contribute positively to financial results in 2005. After higher levels of capital spending of $92.0 million in 2003 and $46.7 million in 2004, spending in 2005 will be in the range of $30 million.

Acquisitions

Consistent with our long-term Asian manufacturing strategy, in February 2004 one of the Company’s subsidiaries, Schweitzer-Mauduit France S.A.R.L, acquired the outstanding stock of P.T. Kimsari Paper Indonesia (Kimsari), a specialty paper manufacturer located in Medan, Sumatra, Indonesia. Schweitzer-Mauduit France paid $8.4 million for the outstanding shares of Kimsari, funded through existing bank lines of credit.

Kimsari was formed in 1984 and began production of cigarette paper in 1985. Schweitzer-Mauduit’s French subsidiary, Papeteries de Mauduit, or PDM, was involved in the design and construction of the Kimsari mill in the mid-1980’s, has provided intermittent technical support and licensed Kimsari to utilize the PDM trademark in the marketing of Kimsari’s products in Indonesia. Since the acquisition, the marketing and sales of products are being coordinated with the efforts of Schweitzer-Mauduit’s French operations in the southeast Asian market. In recognition of the affiliation with PDM and the continued use of the PDM trademark, the name of Kimsari was changed to P.T. PDM Indonesia. P.T. PDM Indonesia was accretive to consolidated earnings in its first year as part of our Company.

In November, we reached agreement to acquire the tobacco-related paper manufacturing assets of a business in the Philippines for $11.3 million, subject to working capital adjustments. This acquisition is expected to be completed in the second quarter of 2005, after all applicable operating and environmental permits are transferred. This acquisition, combined with our Indonesian operation, will give us the ability to significantly expand market share in the southeast Asian market.

China Joint Venture

Our discussions with the Chinese State Tobacco Monopoly Administration have progressed. We are optimistic that a joint venture to construct and operate a paper mill to produce tobacco-related papers will be approved by the appropriate Chinese government agencies in 2005.

Market Assessment

During 2004, Schweitzer-Mauduit maintained its position as the world’s leading supplier of tobacco-related papers and expanded its position as the leading independent producer of reconstituted tobacco leaf used in manufacturing blended cigarettes.

Worldwide cigarette production continued its long-term trend of increasing about 1 percent per year, and worldwide production of ventilated and blended cigarettes continued to grow by estimated annual rates of 4 and 2 percent, respectively. The ventilated and blended segments continue to be faster growing segments of the worldwide cigarette market. The increase in demand for these types of cigarettes is a factor in providing growth for the Company’s tobacco-related products. Ventilated and blended cigarettes require the type of higher quality tobacco-related papers and reconstituted tobacco leaf made by the Company.

Cigarette production in both North America and western Europe declined by approximately 1.5 percent in 2004. Production increased in Asia, eastern Europe and Latin America, areas where our business strategy has us well positioned to participate.

Sale of lower ignition propensity cigarettes began in New York State in June, and nationwide sale in Canada is possible in the fourth quarter of 2005. Some news articles refer to these cigarettes as “reduced fire risk” cigarettes. Our company is supplying cigarette manufacturers with patent-protected “banded” cigarette paper for this application. Growth in sales of lower ignition propensity cigarettes is a positive dynamic for the Company.

The addition of 2 new cigarette paper machines by competitors in western Europe in 2003 and 2004 has resulted in excess capacity in that region which may result in a near term decline in cigarette paper sales from our French business unit. Continued weakness of the U.S. dollar versus the euro could support future selling price increases.

Financial Results

The Company’s sales totaled $657.5 million, a 16 percent improvement compared to 2003. The improvement was the result of increased sales volumes, changes in currency exchange rates, an improved mix of products sold and higher average selling prices.

Compared to 2003, total sales volumes increased 9 percent. Sales volumes for the French businesses increased by 11 percent and sales volumes for the Brazilian business increased 9 percent while U.S. sales volumes decreased 2 percent. The Indonesian business sales volumes were up 24 percent year-over-year, although 2003 and January 2004 sales are not included in our financial results.

Operating profit was $57.7 million, a 7 percent improvement. Operating profit was favorably affected by increased sales volumes and higher average selling prices, partially offset by increased wood pulp, labor, energy, employee benefit and nonmanufacturing expenses. Additionally, pre-operating and start-up costs totaling $3.7 million related to rebuilt and new machines were incurred in the United States, Brazil and France, as well as $1.2 million of Paris, France office closure expenses. Sarbanes-Oxley Section 404 compliance costs for the year were about $1.3 million. These various cost items, in addition to inflationary cost increases and the impact of currency exchange rate changes, caused operating profit return on net sales to decline from 9.5 percent in 2003 to 8.8 percent in 2004.

The effective income tax rate was 22 percent compared to 23 percent for 2003. Minority interest was higher by $2.1 million due to improved earnings at LTR Industries.

Net income was $36.4 million, a 6 percent increase compared to 2003. Diluted earnings per share were $2.36 compared to $2.28 in 2003.

During 2004, 273,356 shares of the Company’s common stock were repurchased at a total cost of $8.0 million. Our Board of Directors authorized the further repurchase of shares during the period January 1, 2005 through December 31, 2006 in an amount not to exceed $20.0 million.

Recent Developments

Phillip Morris Supply Agreement

On December 20, 2004, we announced that we had reached an agreement with Philip Morris USA Inc. to continue our strategic supply agreement for fine papers. The term of the agreement is from January 1, 2005 to December 31, 2007. The strategic supply agreement continues our ongoing supply of tobacco-related papers to Philip Morris USA Inc. The two companies have been operating under a strategic supply agreement since January 1, 1993.

Philippines Acquisition

On November 15, 2004, we announced that an agreement had been finalized whereby one of our subsidiaries will acquire the tobacco-related paper manufacturing assets of KCPI, a Philippines company. The assets to be acquired include land, buildings, production equipment and related utilities and support assets. The purchase price will be $11.3 million, subject to working capital adjustments. This acquisition is expected to be completed in the second quarter of 2005, after all applicable operating and environmental permits are transferred.

KCPI has engaged in the manufacturing of tobacco-related paper products for the Philippines cigarette industry since 1967 and currently has approximately a 60 percent market share of the Philippines cigarette paper market. Products include cigarette paper, conventional plug wrap and both base and printed tipping paper. All of the tobacco-related paper sales are currently within the Filipino market. The production equipment being acquired includes 2 paper machines, with annual production capacity of approximately 8,500 metric tons, and related converting equipment. Net sales for the tobacco-related papers business for the fiscal year ended December 31, 2004 were $11 million. The business currently employs approximately 100 people.

The acquisition of the tobacco-related paper manufacturing assets in the Philippines is consistent with our long-term strategy for operations in Asia. This purchase will improve our ability to address the needs of our customers in both the Philippines and the southeast Asian market. We plan to upgrade the production capabilities of the manufacturing equipment and the quality of the products being produced to better support the demand for tobacco-related papers in the region.

Lower Ignition Propensity Cigarettes

Regulations are being developed in Canada that would require lower cigarette ignition propensity properties. The proposed regulations mandate an ignition propensity standard for all cigarettes manufactured or imported into Canada on or after October 1, 2005. The final standard and the actual implementation date are still subject to change, although we expect Canada to implement the proposed requirements effective in the fourth quarter of 2005.

Credit Agreement

On January 26, 2005, we entered into Amendment No. 3 to the Credit Agreement dated as of January 31, 2002, or the Amendment (see Note 3 of the Notes to Consolidated Financial Statements). This Amendment is among Schweitzer-Mauduit International, Inc., Schweitzer-Mauduit France S.A.R.L, a French corporation, and a group of banks led by Société Générale as agent for the banks. Under the Amendment, we renewed our 364-day revolving credit facility under the Credit Agreement, extending these facilities from January 27, 2005 to January 26, 2006. This Amendment also increased the amount available to us under the 364-day revolving credit facility in U.S. dollars from $10.0 million to $15.0 million and reduced the amount available to us in euros from €12.0 million to €8.0 million.

Indonesia Tsunami

Although our Indonesian operation, which was acquired in February 2004, is located in Medan on the island of Sumatra, its operations and sales were fortunately not affected by the earthquake and tsunami that struck Indonesia in late December.

Industry Trends

Consistent with recent historical trends, worldwide cigarette consumption is expected to increase at a rate of approximately one-half to one percent per year. The anticipated decline in the production of cigarettes in developed countries is expected to be more than offset by increased cigarette production in developing countries that currently represent approximately 70 percent of worldwide cigarette production. Age demographics and expected increases in disposable income will support the increased consumption of cigarettes in developing countries. In addition, the litigation environment is different in most foreign countries compared with the United States, having less of an impact on the pricing of cigarettes, which, in turn, affects cigarette consumption. Cigarette production in the United States is expected to continue to decline as a result of a decline in domestic cigarette consumption caused by increased cigarette prices, health concerns and public perceptions. As well, cigarette consumption has declined in France and Germany following recent tax increases on cigarette sales in those countries.

The cigarette paper market in western Europe has recently become more competitive, with pressure on both sales volumes and selling prices, caused by reduced cigarette consumption in several large European markets and new cigarette paper manufacturing capacity that was added in western Europe in mid-2004.

In developing countries, there is a trend toward consumption of more sophisticated cigarettes, which utilize higher quality tobacco-related papers, such as those we produce, and reconstituted tobacco leaf. This trend toward more sophisticated cigarettes reflects increased governmental regulations concerning tar delivery levels and increased competition from multinational cigarette manufacturers.

Based on these trends, we expect worldwide demand for our products to continue to increase, with a shift from developed countries to developing countries. As a result, we are increasing some of our production capacity in developing countries such as Brazil, Indonesia and the Philippines.

Critical Accounting Policies and Estimates

Our accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported and disclosure of contingencies. Following are 3 critical accounting matters, which are very important to the portrayal of our financial condition and results and required management’s most difficult, subjective or complex judgments. We discussed with the Audit Committee of the Board of Directors the estimates and judgments made for each of these items and our accounting for and presentation of these items in the accompanying financial statements. The accounting for these matters was based on current facts and circumstances which, in our judgment, hold potential for change which could affect our future estimates such that future financial results could differ materially from financial results based on management’s current estimates.

Our critical accounting policies and estimates arise in conjunction with the following:

•       income tax expense and accruals

•       pension benefits expense and accruals

•       litigation contingencies

Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.

We record and maintain income tax valuation allowances as necessary to reduce deferred tax assets to an amount which is estimated more likely than not to be realizable in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” We have available net operating loss carryforwards, excess foreign tax credit carryforwards, alternative minimum tax credit carryforwards and other various tax credits in the jurisdictions in which we operate, for which we have recorded deferred tax assets totaling $26.3 million as of December 31, 2004. Certain of these potential future benefits are not expected to be utilized in a manner beneficial to our financial results prior to their expiration. As a result, as of December 31, 2004, we have $5.8 million of valuation allowances against certain of the deferred tax assets, as follows (dollars in millions):

	Total Asset	Valuation Allowance	Net Asset
Net operating loss carryforwards	$ 18.3	$ (2.8)	$ 15.5
Foreign tax credit carryforwards	2.4	(1.8)	0.6
Federal research, U.S. states and Canadian provincial tax credit carryforwards	2.4	(1.2)	1.2
Federal AMT credit carryforwards	3.2	—	3.2
	$ 26.3	$ (5.8)	$ 20.5

Under current tax laws governing jurisdictions in which we have net operating loss carryforwards, or NOLs, remaining NOLs in France carry forward indefinitely and NOLs in Spain expire 10 years subsequent to the year generated. We expect sufficient future taxable income in France to fully utilize the French NOLs, which carry forward indefinitely and for which no valuation allowances have been recorded as of December 31, 2004. The remaining NOLs at December 31, 2004 in Spain will fully expire in 2014 if not utilized against taxable income in Spain. Valuation allowances related to NOLs in Spain totaled $2.8 million as of December 31, 2004, fully reserving the related deferred tax asset in Spain, since we believe that it is reasonably likely that we will not generate taxable income in Spain prior to the expiration of these NOLs, as SM-Spain only functions as the primary foreign investment holding company for us.

We receive credits in our U.S. federal income tax return for income taxes paid in foreign jurisdictions. Income from foreign sources, including dividend income paid from foreign subsidiaries, is included in taxable income of the U.S. parent. In some cases, the amount of credits realized in the tax return is more or less than the tax owed on the foreign source income. When the amount of credits exceeds the amount of taxes owed on that foreign source income, foreign tax credit carryforwards are generated. When the credits are less than the tax owed, unexpired credit carryforwards from prior years can be utilized in certain circumstances. These circumstances are dependent upon both foreign source and domestic taxable income. Due to the recent low level of the U.S. business unit’s profitability, we have implemented certain income tax elections to accelerate taxable income or to delay deductions in order to maintain positive domestic taxable income (e.g. our election to capitalize research costs in the year incurred for U.S. income tax purposes and amortize over a 10 year life, as opposed to taking the income tax deduction in the year incurred). However, many such actions cannot be repeated in future years and certain of those elections may make it more difficult to have positive domestic taxable income in future periods. The profitability of our U.S. business operations must improve to provide us an opportunity to utilize foreign tax credit carryforwards in the future in a manner that will be beneficial to our financial results. However, the American Jobs Creation Act of 2004, enacted during October 2004, increased the carryforward period of foreign tax credits from 5 to 10 years. Based on this extension of the carryforward period, together with the current and forecasted profitability of our U.S. business operations and the requirements of the foreign source income and credit calculations, we currently believe that we will partially utilize the foreign tax credit carryforwards in an earnings beneficial manner prior to their expiration and, therefore, we have partially reserved these deferred tax assets as of December 31, 2004 with $1.8 million of valuation allowances, reducing the net deferred tax asset to an amount that we estimate we will be able to realize. We regularly update our estimates of domestic taxable income in order to evaluate whether the facts and circumstances have changed such that we must change our valuation allowances on these deferred tax assets.

Likewise, our carryforwards of federal research credits, U.S. state tax credits and Canadian provincial tax credits require applicable taxable income in the respective tax returns in order to be utilized prior to their expirations. We expect that we will be able to fully utilize our federal research credits, which have a 20 year carryforward period, and Canadian provincial tax credits prior to their expiration. However, we do not currently expect sufficient future taxable income in our U.S. state income tax returns to be able to utilize all of our state tax credits prior to their expiration, primarily in New York and New Jersey, where the carryforward periods are 15 and 7 years, respectively, and credit utilization is limited to 50 percent of the income tax liability. As a result, we have $1.2 million of valuation allowances reducing our deferred tax assets to amounts that we estimate we will be able to realize. We regularly update these estimates in order to evaluate whether the facts and circumstances have changed such that we must change our valuation allowances on these deferred tax assets.

Under current U.S. tax law, federal alternative minimum tax, or AMT, credit carryforwards have no expiration. We believe that profitability will improve in our U.S. operations in future years. Since the federal AMT credit carryforwards have no expiration, we believe it is more likely than not that we will be able to realize the full benefit of these credits in future years, and thus we do not believe any valuation allowance against these deferred tax assets is appropriate as of December 31, 2004.

In summary, of our valuation allowances at December 31, 2004, $2.8 million relates to NOLs in Spain, $1.8 million relates to foreign tax credit carryforwards for purposes of U.S. federal income taxes and $1.2 million relates to U.S. state credits. We do not expect to generate taxable income in Spain prior to expiration of NOLs in that jurisdiction. The $1.8 million related to foreign tax credits and the $1.2 million related to state tax credits are dependent upon taxable income in the United States. We do anticipate increased profitability in the United States in the future, but not in sufficient enough amounts to fully realize these deferred tax assets in a beneficial manner prior to the expiration of the underlying credits. It is possible that our estimates of future profitability in the United States could change from our current estimates based on business results or actions taken by us which effect taxable income. While we do not currently believe it is likely that a material change will occur, it is possible that changes in these factors, changes in the level of foreign source income or a change in the likelihood of foreign tax credit utilization in an earnings beneficial manner, could result in an adjustment of our valuation allowances in future periods. Due to the number of uncertain factors and the complexities of the calculations, it is not possible to reasonably estimate what future impact could occur.

While we believe it is more likely than not that we will be able to realize the $20.5 million of estimated net deferred income tax benefits, it is possible that the facts and circumstances on which our estimates and judgments are based could change, which could result in additional income tax expense in the future to increase the associated valuation allowances. However, we continue to evaluate possible methods to favorably utilize those assets that are reserved and, therefore, it is also possible that changes in the facts and circumstances on which our estimates and judgments are based could benefit us in the future by some of the $5.8 million of deferred tax assets reserved as of December 31, 2004.

For additional information regarding income taxes and valuation allowances, see Note 4 of the Notes to Consolidated Financial Statements.

Pension Accounting

We recognize the estimated compensation cost of employees’ pension benefits over their approximate period of service to us in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” Our earnings are impacted by amounts of expense recorded related to pension benefits, which primarily consist of U.S. and French pension benefits. Each year’s recorded expense is an estimate based on actuarial calculations of our accumulated and projected benefit obligations for our various plans.

The calculations of pension benefit obligations and expenses require decisions about a number of key assumptions that can significantly affect liability and expense amounts, including the discount rate used to calculate plan liabilities, the expected long-term rate of return on plan assets and the projected rate of future compensation increases. We evaluate these assumptions at least once each year, or as facts and circumstances dictate, and make changes as conditions warrant. We determine these actuarial assumptions, after consultation with our actuaries, on December 31 of each year to calculate liability information as of that date and pension expense for the following year. Changes to these assumptions will increase or decrease our reported income, which will result in changes to the recorded benefit plan assets and liabilities. We believe that our selections for these key actuarial assumptions are reasonable estimates for our plans and experience.

Our U.S. employee pension plans accounted for approximately 70 percent of our total pension plan assets and total accumulated benefit obligations, as of December 31, 2004.

The table below shows the assumptions that we used and will use to calculate U.S. pension expenses for the years shown:

	2005	2004	2003	2002
Discount rate	5.75%	6.00%	6.50%	7.25%
Expected long-term rate of return on plan assets	9.00	9.00	8.75	9.50
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%

The discount rates used for our determination of projected benefit obligations and accumulated benefit obligations for our U.S. employee pension plans fluctuate from year to year based on current market interest rates for high-quality fixed-income investments. We also evaluate the expected average duration of our pension obligations in determining our discount rate. The discount rate assumption is determined based on the internal rate of return for a portfolio of high quality bonds (Moody’s Aa Corporate bonds) with maturities that are consistent with projected future plan cash flows. A change in the discount rate assumption of 0.25 percent would change our estimated 2005 U.S. pension expense by approximately $0.3 million.

The assumed long-term rate of return on plan assets is determined by evaluating historical and projected returns for benchmark equity and fixed income market indices as well as the projected investment mix of our pension assets. Actual rates of return (loss) earned on U.S. pension plan assets, net of expense, for each of the last 7 years, the period of time we have managed our pension assets were:

Year	Return	Year	Return
2004	11.7%	2000	(1.9)%
2003	18.3%	1999	14.4%
2002	(8.0)%	1998	20.4%
2001	(4.9)%

We changed our target U.S. pension asset investment mix during 2003 and increased our expected return on plan assets to 9.0 percent for 2004. We utilized a Monte Carlo simulation analysis on the target U.S. pension asset investment mix to determine our expected return on plan assets for both 2004 and 2005. For 2005, we will maintain the expected rate of return on plan assets at 9.0 percent, the same as for 2004. The current asset allocation policy of our U.S. employee pension plan targets an allocation of 65 percent in equity securities, 25 percent in fixed income securities and 10 percent in other investments. A change in the long-term rate of return on plan assets assumption of 0.50 percent would change the estimated 2005 U.S. pension expense by approximately $0.3 million.

The rate of annual compensation increase is directly related to negotiated union contracts for our U.S. hourly employees and wage adjustment guidelines for our U.S. salary employees.

Despite our belief that the estimates are reasonable for these key actuarial assumptions, future actual results will likely differ from our estimates, and these differences could materially affect the future financial statements either favorably or unfavorably. Additionally, it is possible that assets of our plans could decline as a result of negative investment returns, which combined with increasing amounts of accumulated benefit obligations, could result in us being required to make significant cash contributions to the plans in future periods.

For additional information regarding pension plan assets, benefit obligations and accounting assumptions, see Note 5 of the Notes to Consolidated Financial Statements.

Litigation Contingencies

We evaluate contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” Accordingly, when a material loss contingency exists, we accrue an estimated loss when the likelihood that the future event or events will confirm the loss or impairment of an asset or the incurrence of a liability is probable and the amount of loss can be reasonably estimated. If no accrual is made for a material loss contingency because both of the above conditions are not met, or if an exposure to loss exists materially in excess of an accrual that is made, disclosure regarding the contingency is made when there is at least a reasonable possibility that a loss or additional loss may have been incurred.

As described in detail under “Litigation” in Part I, Item 3, “Legal Proceedings”, SWM-B received 2 assessments from the taxing authorities of the State of Rio de Janeiro, Brazil related to ICMS taxes, or the Assessment. As of December 31, 2004, the Assessment totaled approximately $14.0 million, of which approximately $6.4 million is covered by an indemnification agreement with the former owner of the predecessor of SWM-B, for a net exposure of approximately $7.6 million. In 2001, the courts granted SWM-B relief from having to bond the potential tax liability while we challenge the Assessment. In August and November 2003, the court hearing the challenges in the State of Rio de Janeiro ruled in SWM-B’s favor in its suits to vacate the Assessment, affirming the bases of SWM-B’s legal challenges of the Assessment. While the favorable decisions by the court with respect to the Assessment provide further support for SWM-B’s positions, these decisions were automatically appealed, as provided for under Brazilian legislation for cases involving an adverse financial outcome for the government in lower courts. In June 2004, the 1st Civil Chamber of the Court of Appeals of the State of Rio de Janeiro granted the appeal of the lower court’s decision annulling 1 of the Assessments against SWM-B. The appellate court reached its decision based on a majority vote of the 3-judge panel, with 1 judge issuing a written dissenting opinion. In June 2004, SWM-B filed a motion and supporting brief with the appellate court for a rehearing en banc. In August 2004, the 9th Civil Chamber of the Court of Appeals of the State of Rio de Janeiro denied the State of Rio de Janeiro’s appeal of the lower court’s decision annulling the other assessment against SWM-B. The State of Rio de Janeiro automatically appealed this favorable decision.

SWM-B continues to vigorously contest the Assessment and believes the final resolution of this matter may entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years. Our current evaluation of the matter is that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood and no reserve has been provided for this contingent liability. However, there is a reasonable possibility that SWM-B will ultimately be required to pay all or a portion of this contingent liability, which could adversely impact our future financial results or financial condition.

In February 2004, SWM-B filed suit against the State of Rio de Janeiro to recover ICMS credits previously reversed in 2000 following receipt of the Assessment. After the Assessment was filed against us, SWM-B changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of the favorable developments during 2003 mentioned above with respect to the Assessment, SWM-B petitioned the court for permission to offset approximately $1.5 million of overpaid ICMS taxes against current tax liabilities. During March 2004, the court rejected SWM-B’s claim, which decision SWM-B has appealed. Although SWM-B believes it has a reasonable chance of success in this case, no asset has been recorded for this potential recovery.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. This statement requires companies to calculate the fair value of stock options granted to employees, and amortize that amount over the option’s vesting period as an expense through the income statement. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 2 of the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts for fiscal 2002 through fiscal 2004, where we used a fair-value-based method under SFAS 123 to measure compensation expense for employee stock incentive awards. We are evaluating the requirements under SFAS 123R and expect to begin expensing stock options in the third quarter of 2005, which is expected to increase 2005 non-cash operating expenses by approximately $1 million, using similar assumptions and methodology as disclosed in Note 2 of the Notes to the Consolidated Financial Statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, or FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, or AJCA, introduced a special 9 percent tax deduction on qualified production activities. FAS 109-1 clarified that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109 and not as a tax rate change. We do not expect the adoption of this new tax provision to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduced a limited time 85 percent dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, or Repatriation Provision, provided certain criteria are met. FAS109-2 provides accounting and disclosure guidance for the Repatriation Provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the Repatriation Provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We expect to complete our evaluation of the effects of the Repatriation Provision during the second quarter of 2005. The range of possible amounts that we are considering for repatriation under this provision is between $0 and $30 million. While we estimate that the related potential range of additional income tax is between $0 and $2 million, this estimate is subject to change following technical correction legislation that we believe is forthcoming from Congress.

Results of Operations

(dollars in millions, except per share amounts)

	For the Years Ended December 31,
	2004	2003	2002
Net Sales	$ 657.5	$ 566.9	$ 501.4
Cost of products sold	535.4	458.0	396.1
Gross Profit	122.1	108.9	105.3
Selling expense	27.1	23.1	20.2
Research expense	9.3	8.3	7.6
General expense	28.0	23.6	21.3
Total nonmanufacturing expenses	64.4	55.0	49.1
Operating Profit	57.7	53.9	56.2
Interest expense	(3.7)	(2.3)	(3.6)
Other income (expense), net	1.5	(0.2)	2.5
Income Before Income Taxes and Minority Interest	55.5	51.4	55.1
Provision for income taxes	12.1	12.0	17.1
Income Before Minority Interest	43.4	39.4	38.0
Minority interest in earnings of subsidiaries	7.0	4.9	5.0
Net Income	$ 36.4	$ 34.5	$ 33.0
Net Income Per Share
Basic	$ 2.45	$ 2.34	$ 2.22
Diluted	$ 2.36	$ 2.28	$ 2.17

Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

Net Sales

(dollars in millions)

	2004	2003	Percent Change	Sales Volume Change
France	$ 427.0	$ 352.9	21.0%	14.0%
United States	196.5	183.1	7.3	(2.1)
Brazil	50.2	44.9	11.8	9.5
Subtotal	673.7	580.9
Intersegment	(16.2)	(14.0)
Total	$ 657.5	$ 566.9	16.0%	9.5%

We reported net sales of $657.5 million in 2004 compared with $566.9 million in 2003. The increase of $90.6 million, or 16 percent, consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$ 30.1	5.3%
Changes in sales volumes (internal growth)	27.2	4.8
Changes in selling price and product mix	26.1	4.6
Changes in sales volumes (acquisition)	7.2	1.3
Total	$ 90.6	16.0%

•       An increase of $30.1 million, or 5 percent, in net sales relating to changes in currency exchange rates. This was a direct result of a stronger euro versus the U.S. dollar. The euro was approximately 10 percent stronger against the U.S. dollar, averaging 1.25 euros per dollar in 2004 as compared with 1.14 during 2003. The Brazilian real was on average approximately 5 percent stronger versus the dollar.

•       An increase of $27.2 million, or 5 percent, relating to increased sales volumes resulting from internal sales growth. Sales volumes increased by 8 percent, excluding sales of the acquired Indonesian operation.

•        Sales volumes of the French segment, excluding Indonesia, increased 11 percent, primarily as a result of increased RTL sales associated with the new RTL production line that began operation during the fourth quarter of 2003.

•        Brazil experienced increased sales volumes of 9 percent, attributable to increased sales of tobacco-related papers.

•        Sales volumes in the United States declined by 2 percent due to lower North American market demand and changes in the product mix produced in the U.S. mills.

•       Higher average selling prices and improved product mix contributed $26.1 million, or 5 percent. New products developed for the United States, including papers for lower ignition propensity cigarettes, allowed for sales growth due to product mix and pricing. Higher average selling prices were in part related to recovery of inflationary cost increases.

•       Acquisition of the Indonesian operation in February 2004 contributed $7.2 million, or 1 percent.

Sales of tobacco-related products accounted for 93 percent of net sales for the year ended December 31, 2004, consistent with the prior year.

French segment net sales increased $74.1 million, or 21 percent, from 2003 to 2004. The increase in sales volumes, in large part due to increased capacity in the Spay, France mill of LTR Industries, provided the majority of this increase. This project provided for a third RTL production line and supporting equipment with annual production capacity of approximately 33,000 metric tons, which increased the total annual production capacity at the Spay mill to approximately 80,000 metric tons. Additional increased net sales resulted from favorable currency exchange rates, a direct result of a stronger euro versus the U.S. dollar, and improved average selling prices.

The U.S. segment realized increased net sales of $13.4 million, or 7 percent, compared with 2003. Net sales of the U.S. segment increased as a result of increased selling prices, due to a partial recovery of inflationary cost increases, and a more favorable mix of products. In the Spotswood, New Jersey mill, the U.S. business continued to produce and sell cigarette paper for lower ignition propensity cigarettes. A law that implemented fire safety standards for cigarettes in the State of New York took effect on June 28, 2004. Since that date, all cigarettes sold in New York are required to be capable of meeting a test standard of self-extinguishing at least 75 percent of the time when they are not being smoked. This new law positively impacted the sales volume of cigarette paper for lower ignition propensity cigarettes.

Brazil realized an increase in net sales of $5.3 million, or 12 percent, compared with 2003. The Brazilian segment’s sales increase was primarily due to increased sales volumes of tobacco-related papers, partially offset by decreased sales volumes of commercial and industrial papers.

Operating Expenses

(dollars in millions)

				Percent	Percent of Net Sales
	2004	2003	Change	Change	2004	2003
Net Sales	$ 657.5	$ 566.9	$ 90.6	16.0%
Cost of products sold	535.4	458.0	77.4	16.9	81.4%	80.8%
Gross Profit	$ 122.1	$ 108.9	$ 13.2	12.1%	18.6%	19.2%

The decline in our gross profit margin was related to increased wood pulp, purchased energy and labor expenses as well as a higher amount of pre-operating and start-up costs in 2004. The U.S. list price of northern bleached softwood kraft pulp, a bell-weather pulp grade, increased from an average market list price of $555 per metric ton in 2003 to $640 per metric ton in 2004, a 15 percent increase. Year-over-year, higher per ton wood pulp costs had an unfavorable impact of $4.7 million. Purchased energy costs increased $2.0 million compared with full year 2003. Higher energy costs were experienced in the U.S. business segment related to higher natural gas, fuel oil and electricity costs. Additionally, the stronger euro compared with the U.S. dollar put pressure on the gross profit margin since most of the costs in the French operations are incurred in euros while approximately 25 percent of the sales of the French operations are in U.S. dollars.

In 2004, pre-operating and start-up costs totaling $3.1 million were incurred in the United States and Brazil related to rebuilt paper machines in support of our global sourcing strategy for cigarette papers and an additional $0.6 million of start-up costs were incurred in France related to the new RTL production line. $2.3 million of pre-operating and start-up costs were incurred in 2003 associated with the new RTL production line.

Nonmanufacturing Expenses

(dollars in millions)

				Percent	Percent of Net Sales
	2004	2003	Change	Change	2004	2003
Selling expense	$ 27.1	$ 23.1	$ 4.0	17.3%	4.1%	4.1%
Research expense	9.3	8.3	1.0	12.0	1.4	1.4
General expense	28.0	23.6	4.4	18.6	4.3	4.2
Nonmanufacturing expenses	$ 64.4	$ 55.0	$ 9.4	17.1%	9.8%	9.7%

Nonmanufacturing expenses were $9.4 million, or 17 percent, higher than in 2003, primarily due to increases in general and selling expenses. Higher general expenses of $4.4 million included increased costs for employee compensation, benefits and outside services, related in part to Sarbanes-Oxley Act Section 404 compliance activities, which totaled $1.3 million in 2004, in addition to $1.2 million of Paris, France office closure expenses. The $4.0 million increase in selling expense was largely associated with increased sales volumes in France. Changes in exchange rates contributed to higher nonmanufacturing expenses in France.

Operating Profit

(dollars in millions)

			Percent	Return on Net Sales
	2004	2003	Change	2004	2003
France	$ 60.1	$ 53.6	12.1%	14.1%	15.2%
United States	0.9	2.0	(55.0)	0.5	1.1
Brazil	4.5	5.2	(13.5)	9.0	11.6
Subtotal	65.5	60.8
Unallocated expenses	(7.8)	(6.9)
Total	$ 57.7	$ 53.9	7.1%	8.8%	9.5%

Operating profit was $57.7 million for 2004, a $3.8 million, or 7 percent, increase from $53.9 million in 2003. Increased sales volumes, an improved mix of products sold and higher average selling prices favorably affected operating profit in 2004. These favorable factors were partially offset by increased wood pulp, labor, purchased energy, employee benefit and nonmanufacturing expenses. In addition, pre-operating and start-up costs totaling $3.1 million related to rebuilt paper machines were incurred in the United States and Brazil in 2004, as well as $1.2 million of Paris, France office closure expenses and $0.6 million of RTL production line start-up costs in France. Pre-operating and start-up costs of $2.3 million were incurred in 2003, all related to the new RTL production line in France. Sarbanes-Oxley Section 404 compliance costs of $1.3 million were also incurred during 2004.

The French segment’s operating profit was $60.1 million in 2004, which was an increase of $6.5 million, or 12 percent, over the $53.6 million realized in 2003. The increase was primarily due to:

•       Increased production and sales volumes, largely attributable to the new RTL production line.

•       Lower pre-operating and start-up expenses related to the new RTL production line in Spay, France of $1.7 million.

•       Increased selling prices in combination with a more favorable mix of products sold.

•       Acquisition of the Indonesian operation in February 2004.

These gains were partially offset by:

•       Increased manufacturing expenses, including higher wood pulp and employee benefit and labor expenses.

•       Increased nonmanufacturing costs, including $1.2 million of Paris, France office closure expenses.

U.S. operating profit decreased $1.1 million from $2.0 million in 2003 to $0.9 million in 2004. This decrease was related to:

•       Increased wood pulp prices, higher purchased energy costs and increased employee benefit and labor expenses.

•       Pre-operating and start-up costs totaling $2.9 million related to the operation of a rebuilt cigarette paper machine at the Spotswood, New Jersey mill and a rebuilt tipping paper machine at the Lee, Massachusetts mill.

•       Lower production and sales volumes.

These unfavorable items were partially offset by:

•       Higher average selling prices and an improved mix of products sold.

Brazil’s operating profit decreased by $0.7 million, or 13 percent, from $5.2 million in 2003 to $4.5 million in 2004. This decrease was related to:

•       Increased cost of sales, including higher employee benefit and labor expenses.

•       Pre-operating costs of $0.2 million related to a rebuilt cigarette paper machine, which began operation in January of 2005.

•       Unfavorable currency impacts.

These unfavorable items were partially offset by:

•       Higher production and sales volumes.

•       Lower nonmanufacturing expenses.

Non-Operating Expenses

Interest expense was $1.4 million higher during 2004 compared with the prior year because of increased debt levels, which have supported our recent capital projects and increased working capital requirements. The weighted average effective interest rates on our long-term revolving debt facilities, were approximately 2.5 percent in both 2004 and 2003.

Other income (expense), net in both 2004 and 2003 consisted primarily of interest income, royalty income and foreign currency transaction gains and losses. Other income of $1.5 million in 2004 was favorable compared with other expense of $0.2 million in 2003. This difference was primarily a result of foreign currency transaction gains in 2004 compared with foreign currency transaction losses in 2003.

Income Taxes

Provision for income taxes reflected an effective income tax rate of 22 percent for 2004 compared with 23 percent for 2003. In 2004, we made favorable adjustments to valuation allowances recorded against deferred income tax assets as a result of realization of foreign tax credit carryforwards utilized in our 2003 U.S. federal income tax return and changes in our expectations as to the realization of such assets in 2004 and beyond due to changes in estimates of our U.S. income tax situation and an increase in the carryforward period of foreign tax credits from 5 years to 10 years provided in the American Jobs Creation Act of 2004. Additionally, we recorded income tax benefits from a decrease in the French statutory corporate income tax rate enacted in December 2004, which decreased from 35.3 percent for 2004 to 34.8 percent in 2005 and 34.3 percent in 2006 and beyond, that reduced the net deferred income tax liability and from the recovery of prior-year taxes in France related to a favorable November 2004 court ruling. The total of these items reduced the provision for income taxes, benefiting 2004 net income by $3.2 million.

In 2003, we recorded favorable adjustments to valuation allowances recorded against deferred income tax assets. These adjustments were largely a result of the final settlement of prior-year tax audit assessments in the French operations and changes in estimates of our U.S. income tax situation, improving our ability to utilize foreign tax credits in the United States. Our U.S. income tax situation changed, in part, due to the effects of having implemented certain U.S. tax elections, including the conversion from Last-In, First-Out, or LIFO, to First-In, First-Out, or FIFO, inventory valuation for tax purposes. The net of these valuation allowance adjustments reduced the provision for income taxes, benefiting 2003 net income by $3.2 million.

Minority Interest

Minority interest increased to $7.0 million from $4.9 million in 2003. This $2.1 million, or 43 percent, increase was directly related to increased profitability at LTRI, a French subsidiary, which produces reconstituted tobacco leaf products and has a 28 percent minority owner.

Net Income and Earnings Per Share

Net income for 2004 was $36.4 million, a 6 percent increase compared with net income of $34.5 million in 2003. Diluted earnings per share increased by 4 percent to $2.36 compared with diluted earnings per share of $2.28 for the prior year.

Year Ended December 31, 2003 Compared with the Year Ended December 31, 2002

Net Sales

(dollars in millions)

	2003	2002	Percent Change	Sales Volume Change
France	$ 352.9	$ 292.1	20.8%	2.6%
United States	183.1	172.5	6.1	5.3
Brazil	44.9	44.2	1.6	(0.5)
Subtotal	580.9	508.8
Intersegment	(14.0)	(7.4)
Total	$ 566.9	$ 501.4	13.1%	2.8%

We reported net sales of $566.9 million in 2003 compared with $501.4 million in 2002. The increase of $65.5 million, or 13 percent, consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$ 43.1	8.6%
Changes in sales volumes (internal growth)	13.0	2.6
Changes in selling price and product mix	9.4	1.9
Total	$ 65.5	13.1%

•       An increase of $43.1 million, or 9 percent, in net sales relating to changes in currency exchange rates. This was a direct result of a stronger euro versus the U.S. dollar, partially offset by a weaker Brazilian real versus the U.S. dollar.

•       An increase of $13.0 million, or 3 percent, in net sales relating to increased sales volumes resulting from internal sales growth. Sales volumes increased by 3 percent.

•        Sales volumes in the United States increased by 5 percent due to increased sales of both tobacco-related papers and commercial and industrial papers.

•        Sales volumes of the French segment increased 3 percent, with increased sales volumes in most major grades of tobacco-related papers as well as RTL products.

•        Brazil experienced sales volumes that were essentially at the 2002 level, with declines in all major grades of tobacco-related papers, mostly offset by increased sales of commercial and industrial papers.

•       Higher average selling prices and an improved product mix contributed $9.4 million, or 2 percent.

Sales of tobacco-related products accounted for 93 percent of net sales for the year ended December 31, 2003, consistent with the prior year.

French segment net sales increased 21 percent, or $60.8 million, from 2002 to 2003. The increase in net sales resulted from favorable currency exchange rates, as a result of a stronger euro versus the U.S. dollar, increased sales volumes and improved average selling prices.

The U.S. segment realized increased net sales of $10.6 million, or 6 percent, compared with 2002. Net sales in the U.S. segment increased due to increased sales volumes and higher average selling prices.

Brazil realized an increase in net sales of $0.7 million, or 2 percent, compared with 2002. The Brazilian segment’s net sales increase was due to higher average selling prices partially offset by a weakened Brazilian real versus the U.S. dollar.

Operating Expenses

(dollars in millions)

				Percent	Percent of Net Sales
	2003	2002	Change	Change	2003	2002
Net Sales	$ 566.9	$ 501.4	$ 65.5	13.1%
Cost of products sold	458.0	396.1	61.9	15.6	80.8%	79.0%
Gross Profit	$ 108.9	$ 105.3	$ 3.6	3.4%	19.2%	21.0%

The decline in our gross profit margin from 21 percent in 2002 to 19 percent in 2003 was related to increased wood pulp, purchased energy and labor expenses as well as pre-operating and start-up costs. The U.S. list price of northern bleached softwood kraft pulp, a bell-weather pulp grade, increased from an average market list price of $490 per metric ton in 2002 to $555 per metric ton in 2003, a 13 percent increase. Year-over-year, higher per ton wood pulp costs had an unfavorable impact of $5.8 million. Purchased energy costs increased $3.3 million compared with full year 2002. Additionally, the stronger euro compared with the U.S. dollar put pressure on the gross profit margin since most of the costs in the French operations are incurred in euros while approximately 25 percent of the sales of the French operations are in U.S. dollars.

In 2003, pre-operating and start-up costs totaling $2.3 million were incurred in France related to the new RTL production line. In 2002, approximately $3 million of strike-related costs were incurred at the Spotswood, New Jersey mill.

Nonmanufacturing Expenses

(dollars in millions)

				Percent	Percent of Net Sales
	2003	2002	Change	Change	2003	2002
Selling expense	$ 23.1	$ 20.2	$ 2.9	14.4%	4.1%	4.1%
Research expense	8.3	7.6	0.7	9.2	1.4	1.5
General expense	23.6	21.3	2.3	10.8	4.2	4.2
Nonmanufacturing expenses	$ 55.0	$ 49.1	$ 5.9	12.0%	9.7%	9.8%

Nonmanufacturing expenses were $5.9 million, or 12 percent, higher than in 2002, primarily due to increases in selling and general expenses. Higher selling expenses were incurred in France in support of the higher sales volumes. Higher general expenses of $2.3 million included increased costs for employee compensation and benefits. Changes in currency exchange rates also contributed to higher nonmanufacturing expenses in France.

Operating Profit

(dollars in millions)

			Percent	Return on Net Sales
	2003	2002	Change	2003	2002
France	$ 53.6	$ 53.4	0.4%	15.2%	18.3%
United States	2.0	(0.5)	N.M.	1.1	(0.3)
Brazil	5.2	10.1	(48.5)	11.6	33.9
Subtotal	60.8	63.0
Unallocated expenses	(6.9)	(6.8)
Total	$ 53.9	$ 56.2	(4.1)%	9.5%	11.2%

N.M.                    Not Meaningful

Operating profit was $53.9 million for 2003, a $2.3 million, or 4 percent, decline from $56.2 million in 2002. Operating profit in 2003 was unfavorably affected by increased wood pulp, purchased energy, labor and nonmanufacturing expenses. In addition, pre-operating and start-up costs totaling $2.3 million were incurred in France related to the new RTL production line, and $0.7 million in costs were incurred in the United States related to the removal of underground storage tanks. These unfavorable factors were partially offset by the impacts of increased sales and production volumes, higher average selling prices and the absence of approximately $3 million in strike-related costs incurred at our Spotswood mill in 2002.

The French segment’s operating profit was $53.6 million in 2003, $0.2 million more than the $53.4 million realized in 2002. The increase was primarily due to:

•       Increased production and sales volumes.

•       Higher average selling prices and a more favorable product mix.

These gains were largely offset by:

•       Higher wood pulp, purchased energy, labor and nonmanufacturing expenses.

•       Pre-operating and start-up costs incurred in 2003 related to the new RTL production line.

U.S. operating profit increased $2.5 million from a loss of $0.5 million in 2002 to profit of $2.0 million in 2003. This increase was related to:

•       Increased production and sales volumes.

•       Higher average selling prices.

•       The absence of strike-related costs incurred in 2002.

These favorable factors were partially offset by:

•       Higher wood pulp, purchased energy, materials and labor costs.

•       Underground storage tank removal costs incurred in 2003.

Brazil’s operating profit decreased $4.9 million, from $10.1 million in 2002 to $5.2 million in 2003. This decrease was primarily as a result of higher wood pulp, purchased energy, materials and nonmanufacturing expenses and unfavorable currency impacts. These unfavorable factors were partially offset by the effects of higher average selling prices.

Non-Operating Expenses

Interest expense was $1.3 million lower during 2003 compared with the prior year because of lower average interest rates and a larger amount of interest capitalized to capital projects, partially offset by higher average debt outstanding. The weighted average effective interest rates on our long-term revolving debt facilities, and term loans for the periods prior to January 31, 2002, were approximately 2.5 percent in 2003 and 5.3 percent in 2002.

Other income (expense), net consisted primarily of interest income, royalty income and foreign currency transaction gains and losses in each of the years. Other expense of $0.2 million in 2003 was unfavorable compared with other income of $2.5 million in 2002. This difference was primarily as a result of lower interest income in 2003 than in 2002 due to lower interest rates and a decline in average cash balances. Additionally, net foreign currency transaction losses occurred in 2003 due to unfavorable changes in currency exchange rates compared with net foreign currency transaction gains in 2002.

Income Taxes

Provision for income taxes reflected an effective income tax rate of 23 percent for 2003 compared with 31 percent for 2002. The effective income tax rate in 2003 compared with 2002 was impacted by net favorable valuation allowance adjustments of $3.2 million in 2003 and $2.3 million in 2002. The valuation allowance adjustments in 2002 were recorded primarily as a result of partial resolution of tax audits in our French operations, while the valuation allowance adjustments in 2003 were recorded as a result of the final settlement of tax audit assessments in France and by our improved ability to utilize foreign tax credits in the United States. Our U.S. income tax situation changed, in part, due to the effects of our having implemented certain tax elections, including the conversion from LIFO to FIFO inventory valuation for income tax purposes. Additionally, 2003 reflected a $1.6 million net income tax benefit from a restructuring of our foreign operations implemented in the second quarter of 2003, which provides net foreign tax deductions for which an income tax benefit has been recognized.

Net Income and Earnings Per Share

Net income for 2003 was $34.5 million, a 5 percent increase compared with net income of $33.0 million in 2002. Diluted earnings per share also increased by 5 percent to $2.28 compared with $2.17 for the prior year.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the pricing for our products, cost increases and changes in working capital. While quarterly fluctuations occur, our annual cash flow from operations has been relatively stable historically, reflecting typically consistent demand for our products. Our annual cash flow from operations has historically exceeded our requirements for capital spending and dividends to stockholders by at least $15 million each year, however, this was not the case in 2003 and 2004 due to a record high level of capital spending during these 2 years and increased working capital in 2004.

Cash Requirements

At December 31, 2004, we had net operating working capital of $69.3 million and cash and cash equivalents of $4.5 million, compared with net operating working capital of $46.5 million and cash and cash equivalents of $3.7 million at December 31, 2003. The increase in net operating working capital was primarily a result of increased inventories and the impact of the stronger euro and Brazilian real versus the U.S. dollar. Based upon our existing cash and operating working capital levels, expected operating cash flows and capital spending, and availability of borrowings under our Credit Agreement and other credit facilities, we believe we have the necessary financial resources to satisfy our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities

(dollars in millions)

	For the Years Ended December 31,
	2004	2003	2002
Net income	$36.4	$34.5	$33.0
Non-cash items included in net income
Depreciation and amortization	36.5	30.7	26.6
Amortization of deferred revenue	(5.7)	(6.0)	(5.1)
Deferred income tax provision	2.1	4.2	4.8
Minority interest in earnings of subsidiaries	7.0	4.9	5.0
Other items	1.6	(4.3)	(1.7)
Net changes in operating working capital	(20.6)	0.8	1.3
Cash Provided by Operations	$57.3	$64.8	$63.9

Net cash provided by operations was $57.3 million, $64.8 million and $63.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our cash provided by operations decreased $7.5 million during the year ended December 31, 2004 as compared with the year ended December 31, 2003. This decrease was primarily due to unfavorable net changes in operating working capital. Our cash provided by operations was relatively stable in 2003 compared with 2002, increasing by $0.9 million. Depreciation and amortization increased $5.8 million during the year ended December 31, 2004 as compared with the year ended December 31, 2003 due to increased capital expenditures and the stronger euro and Brazilian real versus the U.S. dollar. Other items changed $5.9 million due to net favorable changes in pension funding, compensation payments and tax benefits of stock option and restricted stock deductions.

Prior to 2002, our cash provided by operations included advanced payments from customers for future product purchases. We recorded these advance payments as deferred revenue, which is being amortized into net sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of product sales. At the current level of expected volumes, the deferred revenue balance is expected to be fully amortized by December 31, 2011.

Operating Working Capital

(dollars in millions)

	For the Years Ended December 31,
	2004	2003	2002
Changes in operating working capital
Accounts receivable	$(4.0)	$(22.5)	$5.1
Inventories	(20.9)	(17.2)	(12.2)
Prepaid expenses	0.1	0.9	(1.5)
Accounts payable	2.2	22.9	1.8
Accrued expenses	2.5	18.7	6.6
Accrued income taxes	(0.5)	(2.0)	1.5
Net changes in operating working capital	$(20.6)	$0.8	$1.3

In 2004, changes in operating working capital contributed unfavorably to cash flow by $20.6 million due to higher inventories and accounts receivable, partially offset by higher accrued expenses and accounts payable. Accounts receivable and inventories were directly impacted by the stronger euro and Brazilian real versus the US dollar and inventories were also higher at year-end 2004 compared with 2003 due to increasing raw material inventory levels and prices. Accounts payable and accrued expenses were higher in 2004 compared with 2003 as a result of recorded liabilities primarily associated with employee compensation and benefit costs at December 31, 2004. In 2003, changes in operating working capital contributed favorably to cash flow by $0.8 million due primarily to higher accounts payable and accrued expenses, largely offset by higher accounts receivable and inventories. Accounts payable and accrued expenses were higher in 2003 compared with 2002 as a result of recorded liabilities primarily associated with capital projects and employee compensation and benefit costs at December 31, 2003. Accounts receivable and inventories were higher at year-end 2003 compared with 2002 primarily due to increased production and sales levels in 2003. Sales levels in November and December 2002 were lower than normal as a result of weak market conditions. In 2002, changes in operating working capital contributed favorably to cash flow by $1.3 million due primarily to higher accrued expenses and lower accounts receivable, partially offset by higher inventories. Inventories were higher and accounts receivable were lower in 2002 due primarily to a reduction in customer orders in the latter part of 2002.

Cash Flows from Investing Activities

(dollars in millions)

	For the Years Ended December 31,
	2004	2003	2002
Capital spending	$(46.7)	$(92.0)	$(30.3)
Capitalized software costs	(2.2)	(3.9)	(1.2)
Acquisitions, net of cash acquired	(8.4)	—	—
Other	0.6	(1.6)	(2.1)
Cash Used for Investing	$(56.7)	$(97.5)	$(33.6)

Cash used for investing activities in 2003 and 2004 was above prior-year levels and reflected higher capital spending for the new French RTL production line and to support the cigarette paper manufacturing strategy announced in April 2003. Our operations also require capital expenditures for improvements to existing facilities in order to continue to meet customer requirements. In 2004, $8.4 million was spent to acquire a tobacco-related paper manufacturer in Indonesia.

Capital Spending

The following table summarizes capital spending by major project and year (dollars in millions):

	For the Years Ended December 31,
	2004	2003	2002
RTL expansion project	$7.2	$63.0	$8.9
Cigarette paper manufacturing strategy	13.6	2.9	—
Subtotal	20.8	65.9	8.9
Other capital projects	25.9	26.1	21.4
Total capital spending	$46.7	$92.0	$30.3

RTL expansion project.   In April 2002, we announced that a project was authorized to install a new RTL production line at the Spay, France mill of LTRI, our 72 percent indirectly-owned French subsidiary. This project provided for a third RTL production line and supporting equipment with anticipated annual production capacity of approximately 33,000 metric tons, which increases the total annual production capacity at the Spay mill to approximately 80,000 metric tons, dependent upon the production mix. Work began on the project during the second quarter of 2002 and the new production line began operation during the fourth quarter of 2003. Capital spending for the project totaled $7.2 million in 2004, $63.0 million in 2003 and $8.9 million in 2002. Funding for the project came from internally generated funds and existing bank credit facilities.

Cigarette paper manufacturing strategy.   In April 2003, we announced a new cigarette paper manufacturing strategy. In support of this strategy, approximately $12.7 million of capital is being spent to add cigarette paper manufacturing capacity at our mill in Brazil and $4.4 million of capital spending has been incurred to rebuild a cigarette paper machine at our Spotswood mill. These capital projects are expected to be completed in early 2005. Funding for this capital spending came from our internally generated funds and existing bank credit facilities. This plan will result in improved product quality and productivity and will facilitate our global sourcing of customers’ requirements in order to take better advantage of our low-cost production capabilities, thereby improving our overall profitability.

Other capital spending.   In addition to the RTL expansion project and the cigarette paper manufacturing strategy, capital spending in 2004 included:

•       $4.1 million toward upgrades of processes and equipment at the Lee, Massachusetts mills in order to expand our commercial and industrial papers capabilities in our U.S. business unit.

•       $1.1 million toward a new French sales office located in Spay, France.

•       $1.2 million toward a wastewater treatment facility upgrade project at the Ancram, New York mill.

Other capital spending in 2003 included:

•       $1.8 million toward upgrades of processes and equipment at the Lee, Massachusetts mills in order to expand our commercial and industrial papers capabilities in the U.S. business unit.

•       $1.7 million toward a wastewater treatment facility upgrade project at the Ancram, New York mill.

•       $1.1 million toward improvements at the pulp mill in Quimperlé, France.

Other capital spending in 2002 included:

•       $2.8 million toward a wastewater treatment facility upgrade at the Spay mill.

•       $1.7 million toward a permanent flax decortication facility in Canada.

•       $1.7 million toward a paper machine speed-up project at the Pirahy mill in Brazil.

•       $1.2 million for an ink solvent treatment project at the Malaucène, France mill.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, Brazil, Indonesia and Canada. For these purposes, we incurred total capital expenditures of $2.1 million in 2004, and anticipate that we will spend approximately $1 million in both 2005 and 2006, of which no material amount is the result of environmental fines or settlements. Including expenditures associated with environmental matters, as of December 31, 2004, we had unrecorded outstanding commitments for capital expenditures of $1.9 million.

We currently expect our capital spending to be approximately $30 million in both 2005 and 2006. We expect to finance these capital expenditures with internally generated funds.

Acquisitions

In February 2004, one of our subsidiaries, Schweitzer-Mauduit France S.A.R.L, acquired the outstanding stock of P.T. Kimsari Paper Indonesia, or Kimsari, a specialty paper manufacturer located in Medan, Sumatra, Indonesia. Schweitzer-Mauduit France paid $8.4 million, net of cash acquired, for the outstanding shares of Kimsari, funded through existing bank lines of credit. This acquisition was accounted for using the purchase method. The operating results of this acquisition have been included in the consolidated statement of earnings since the beginning of February 2004.

In November 2004, we reached agreement to acquire the tobacco-related paper manufacturing assets of a business in the Philippines for $11.3 million, subject to working capital adjustments. This acquisition is expected to be completed in the second quarter of 2005, after all applicable operating and environmental permits are transferred. This acquisition, combined with our Indonesian operation, will give us the ability to expand market share in the southeast Asian market.

Cash Flows from Financing Activities

(dollars in millions)

	For the Years Ended December 31,
	2004	2003	2002
Cash dividends paid to SWM stockholders	$(8.9)	$(8.9)	$(8.9)
Cash dividends paid to minority owners	(3.8)	(10.4)	—
Net changes in debt	13.0	44.4	(58.7)
Purchases of treasury stock	(8.0)	(5.1)	(0.5)
Proceeds from exercise of stock options	7.9	1.1	2.2
Cash Provided by (Used for) Financing	$0.2	$21.1	$(65.9)

Financing activities during 2004 included borrowings of $24.6 million and repayments totaling $11.6 million for a net increase in debt of $13.0 million. The increased debt was used to fund capital expenditures and the acquisition of the Indonesian business. Other 2004 financing activities included dividends paid to SWM stockholders and minority owners. Purchases of treasury stock were largely offset by proceeds from stock option exercises.

Financing activities during 2003 included borrowings of $61.1 million and repayments totaling $16.7 million for a net increase in debt of $44.4 million. The increase was used to fund capital expenditures primarily related to the RTL expansion in Spay, France. 2003 financing activities included dividend payments to the minority owner of LTRI. Although annual minority owner dividend payments are typically made, a dividend payment was not made in 2002 and two such dividend payments were made in 2003. Additionally, we had payments of cash dividends to our stockholders, purchases of treasury stock and proceeds from stock option exercises.

Financing activities during 2002 included long-term debt borrowings of $47.5 million and repayments totaling $107.0 million which contributed to a net decrease in debt of $58.7 million. Other 2002 financing activities included dividends paid to SWM stockholders, purchases of treasury stock and proceeds from stock option exercises.

Dividend Payments

We have declared and paid quarterly dividends of $0.15 per share since the second quarter of 1996. We currently expect to continue this level of quarterly dividend. Our Credit Agreement covenants require us to maintain certain financial ratios, as disclosed in Note 3 of the Notes to the Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends, and we do not currently anticipate any change in business conditions of a nature that would cause future restrictions on dividend payments as a result of our need to maintain these financial ratios.

On January 27, 2005, we announced that the Board of Directors had declared a quarterly cash dividend of $0.15 per share of common stock. The dividend will be payable on March 14, 2005 to stockholders of record on February 14, 2005.

Cash dividends paid to minority owners primarily relate to the minority owners’ share of dividends paid by LTRI, our 72 percent indirectly-owned French subsidiary. The 2003 amount of $10.4 million was the total of two such dividends paid by LTRI in 2003, since no dividend was paid by LTRI in 2002. The 2004 amount of $3.8 million was paid by LTRI in the second quarter.

Debt Instruments and Related Covenants

(dollars in millions)

	For the Years Ended December 31,
	2004	2003	2002
Changes in short-term debt	$—	$13.1	$0.8
Proceeds from issuances of long-term debt	24.6	48.0	47.5
Payments on long-term debt	(11.6)	(16.7)	(107.0)
Net changes in debt	$13.0	$44.4	$(58.7)

Bank credit facilities.   On January 31, 2002, we entered into an unsecured credit agreement with a group of banks, or the Credit Agreement, providing 5-year and 364-day revolving loan facilities. Under the Credit Agreement, as of December 31, 2004, the U.S. parent and SMF, had 5-year and 364-day revolving loan facilities available totaling up to 62 million euros (or $84.1 million using the December 31, 2004 currency exchange rate), or the Euro Credit Facility, and we had 5-year and 364-day revolving loan facilities available totaling up to $55.0 million, or the U.S. Credit Facility and, together with the Euro Credit Facility, the Credit Facilities.

As of December 31, 2004, the Euro Credit Facility consisted of a 5-year revolving credit facility in the amount of up to 50 million euros (or $67.8 million using the December 31, 2004 currency exchange rate), or the 5-Year Euro Revolver, and a renewable 364-day revolving credit facility in an amount of up to 12 million euros (or $16.3 million using the December 31, 2004 currency exchange rate), or the 364-Day Euro Revolver. The U.S. parent guarantees borrowings by SMF under the Euro Credit Facility. The U.S. parent also has the ability to borrow under the Euro Credit Facility, although we do not currently anticipate doing so.

As of December 31, 2004, the U.S. Credit Facility consisted of a 5-year revolving credit facility in the amount of up to $45.0 million, or the 5-Year U.S. Revolver, and, together with the 5-Year Euro Revolver, the 5-Year Revolvers, and a renewable 364-day revolving credit facility available to us in an amount of up to $10.0 million, or the 364-Day U.S. Revolver and, together with the 364-Day Euro Revolver, the 364-Day Revolvers. The terms of the Credit Agreement provide us with flexibility to utilize cash balances to pay down the 5-Year Revolvers and subsequently draw on those facilities again when needed.

As of December 31, 2004, we had $16.3 million available for additional borrowing under our 364-Day Revolvers in the United States and France. Additionally, as of December 31, 2004, we had $40.7 million still available under our 5-Year Revolvers, all of which was in the 5-Year Euro Revolver, for which no principal payments would be required until maturity on January 31, 2007. We also have other bank credit facilities available in the United States, France and Brazil. Our credit facilities are more fully described in Note 3 of the Notes to Consolidated Financial Statements.

On January 26, 2005, we entered into Amendment No. 3 to the Credit Agreement (see Note 3 of the Notes to Consolidated Financial Statements). Under the Amendment, we renewed our 364-Day Revolver, extending these facilities from January 27, 2005 to January 26, 2006. This Amendment also increased the amounts available to us under the 364-Day U.S. Revolver from $10.0 million to $15.0 million and reduced the amount available to us under the 364-Day Euro Revolver from €12.0 million to €8.0 million.

Interest rates.   Under the Credit Agreement, interest rates are at market rates, based on the London interbank offered rate for U.S. dollar deposits, or LIBOR, for the U.S. dollar borrowings and the euro zone interbank offered rate for euro deposits, or EURIBOR, for the euro borrowings plus either (a) for 364-day revolver borrowings, an applicable margin of either 0.65 percent per annum or 0.75 percent per annum, or (b) for 5-year revolver borrowings, an applicable margin of either 0.70 percent per annum or 0.80 percent per annum. The applicable margin is determined in each instance by reference to our Net Debt to Equity Ratio, as defined in the Credit Agreement.

During the first quarter of 2001, we entered into interest rate swap agreements to fix the variable rate component of certain of our variable rate long-term debt. The combination of these interest rate swap agreements began with a notional amount of $45 million, which declined to $30 million effective January 31, 2002, and declined again to $15 million effective July 31, 2002 through the remainder of the contract terms ending January 31, 2003. These interest rate swap agreements fixed the LIBOR at 5.42 percent. This had the effect of fixing our interest rate, including margin, at 5.72 percent on $45 million of our debt through January 31, 2002, 6.12 percent on $30 million of our debt from February 1, 2002 through July 31, 2002, and 6.12 percent on $15 million of our debt from August 1, 2002 through January 31, 2003. Effective January 31, 2003, we entered into a 2-year interest rate swap agreement to fix the LIBOR rate component of $15 million of our variable rate U.S. dollar long-term debt at 2.05 percent, which had the effect of fixing our interest rate, including margin, at 2.75 percent on $15 million of our debt through January 31, 2005. We have not entered into any other interest rate-related derivative contract agreements during the years 2002 through 2004.

Covenants.   The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require us to maintain certain defined financial ratios (as disclosed in Note 3 of the Notes to Consolidated Financial Statements wherein the Credit Agreement is more fully described). We do not currently anticipate any change in business conditions of a nature that would cause us to violate our covenants under the Credit Agreement.

Payments.   During 2002, we net repaid $58.7 million toward our total debt outstanding primarily through utilization of excess cash balances, as permitted under the Credit Agreement effective January 31, 2002. We net borrowed $44.4 million during 2003 primarily to support our record high level of capital spending in 2003. In 2004, we net borrowed an additional $13.0 million primarily to support our capital spending, working capital and Indonesian acquisition. Our total debt outstanding was $113.9 million at December 31, 2004. Our total debt to capital ratios at December 31, 2004 and 2003 were 27.1 percent and 27.2 percent, respectively, both below our target range of 30 to 40 percent.

While the principal amounts outstanding under the 5-Year Revolvers are currently due within 12 months under the terms of each specific borrowing, we have the ability under the existing facilities to extend these borrowings beyond their current rollover dates and could extend them through the expiration of those facilities on January 31, 2007. The 5-Year U.S. Revolver is currently fully drawn and no principal payments are expected to be made during 2005. However, the 5-Year Euro Revolver is expected to be repaid during 2005 in amounts totaling $27.1 million, as reflected in current debt on the Consolidated Balance Sheet and in the contractual obligations table below. Expected draws in the range of 20 million to 30 million euros are anticipated for the pending Philippines acquisition and to support working capital needs throughout the year. In addition, both the U.S. and French segments expect to utilize our bank overdraft facilities to meet short-term funding requirements.

Share Repurchases

We repurchased a total of 273,356 and 221,691 shares of our common stock during 2004 and 2003, respectively, at a cost of $8.0 million and $5.1 million, respectively. These share repurchases were made under a Board of Directors’ authorization covering the period January 1, 2003 through December 31, 2004 in an amount not to exceed $20.0 million. We repurchased a total of 21,900 shares of our common stock for $0.5 million in 2002 under a prior Board of Directors’ authorization.

On December 2, 2004, our Board of Directors authorized us to repurchase up to an additional $20.0 million of our common stock during the period January 1, 2005 through December 31, 2006. Corporate

10b5-1 plans are used by us so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability. We expect to continue to file new 10b5-1 plans during open window periods.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits.   After being in a net overfunded position in 2000 and prior years, our U.S. and French pension plans changed to an underfunded status in 2001 as a result of the poor performance of the equities markets and lower interest rates that caused estimated future pension liabilities to increase because of the necessity to use a lower discount rate. The underfunded pension status worsened during 2002 as still lower equities markets and interest rates more than offset our $6.5 million of pension contributions (see additional disclosure regarding our pension plans in Note 5 of the Notes to Consolidated Financial Statements). During 2003, interest rates continued to decline, but the equities markets improved and we made pension contributions of $10.7 million in the United States and France. During 2004, long-term interest rates declined further, equities markets improved and we made pension contributions of $10.8 million in the United States and France. As of December 31, 2004, these plans were still underfunded by $40 million as it relates to the associated accumulated pension benefit obligations. We currently expect to make additional pension contributions in 2005 of approximately $15 million and additional amounts in future years in the United States and France in order to help improve the funded status of these plans. However, negative returns in the equities markets or even lower interest rates could further negatively impact the funded status of these plans.

Other Commitments.   Our mill in Quimperle, France has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals $3.2 million per year. Our future purchases at this mill are expected to be at levels that exceed such minimum levels under the contract. The current calcium carbonate contract expires in 2009, although a tentative agreement has been reached to extend the purchase agreement by an additional 5 years.

In March 2004, LTRI, our 72 percent indirectly owned subsidiary in France, entered into an agreement with an energy cogeneration supplier whereby the supplier will construct and operate a cogeneration facility at the LTRI mill and supply steam which will be used in the operation of the mill. In April 2004, a similar agreement was entered into with the same supplier to install and operate a cogeneration facility at PdM. These agreements are expected to reduce the energy cost of these mills. The construction phase of each of these cogeneration facilities is expected to be completed late in 2005, with the supplier bearing the capital cost of both projects. Following start-up of these facilities, LTRI and PdM will be committed to purchasing minimum annual amounts of steam generated by each of these facilities for a period of 15 years under the agreements. These minimum annual commitments together will total approximately $3 million. LTRI’s and PdM’s current and expected requirements for steam are at levels that exceed the minimum levels under the respective contracts.

In addition, our total future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of 1 year as of December 31, 2004 are less than $1.5 million annually over the next 5 years and thereafter.

The following table represents our future contractual cash requirements for the next 5 years and thereafter for our long-term debt obligations and other commitments (dollars in millions):

	Payments due for the periods ended
	Total	2005	2006	2007	2008	2009	Thereafter
Contractual Obligations
Short-term debt(1)	$19.0	$19.0	$—	$—	$—	$—	$—
Long-term debt(2)	94.9	31.9	3.8	49.3	4.9	4.2	0.8
Debt interest(3)	7.3	3.4	1.9	1.7	0.3	—	—
Capital lease obligations(4)	—	—	—	—	—	—	—
Minimum operating lease payments(5)	3.5	1.3	1.2	0.7	0.2	0.1	—
Purchase obligations—capital projects(6)	1.9	1.9	—	—	—	—	—
Purchase obligations—raw materials(7)	16.0	3.2	3.2	3.2	3.2	3.2	—
Purchase obligations—steam(8)	45.0	—	3.0	3.0	3.0	3.0	33.0
Other long-term liabilities(9)(10)(11)	—	—	—	—	—	—	—
Total	$187.6	$60.7	$13.1	$57.9	$11.6	$10.5	$33.8

(1)    Short-term debt consists of borrowings against 364-Day Revolvers and bank overdraft facilities; see Note 3 to the Notes to the Consolidated Financial Statements.

(2)    See additional information regarding long-term debt in Note 3 of the Notes to Consolidated Financial Statements.

(3)    The amounts reflected in debt interest are based upon the short-term and long-term scheduled principal maturities and interest rates in effect as of December 31, 2004. Where specific maturities are not stated, such as for an overdraft line-of-credit, a repayment date coinciding with the end of the year was used for purposes of these calculations. Since our debt is largely variable interest rate debt, applicable market interest rates were assumed to be the same as at December 31, 2004 for purposes of these calculations. With respect to our variable-rate debt outstanding at December 31, 2004, a 1 percentage point increase in interest rates would increase our debt interest obligation by $0.8 million in 2005. For more information regarding our outstanding debt and associated interest rates, see Note 3 to the Notes to the Consolidated Financial Statements.

(4)    We had no capital leases as of December 31, 2004.

(5)    Minimum operating lease payments relate to our future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of 1 year as of December 31, 2004.

(6)    Purchase obligations for capital projects relate to legally binding purchases entered into by us related to our capital projects and for which delivery of equipment or services has not yet occurred as of December 31, 2004.

(7)    Purchase obligations for raw materials include our calcium carbonate purchase agreement at our mill in Quimperle, France, in which a vendor operates an on-site calcium carbonate plant and our mill has minimum purchase quantities (see Note 7 to the Notes to the Consolidated Financial Statements for additional information regarding this obligation).

(8)    Purchase obligations for steam include our obligations under agreements with an energy cogeneration supplier at our mills in Quimperle and Spay, France, in which the vendor will supply steam and our mills have minimum purchase commitments.

(9)    We had no “Other long-term liabilities” as defined for purposes of this disclosure by the Securities and Exchange Commission as of December 31, 2004.

(10)  The amounts reflected in Other long-term liabilities do not include any amounts for our pension obligations. The pension obligations are funded by our separate pension trusts, which held $93.8 million in assets at December 31, 2004. We make discretionary contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We currently expect to contribute approximately $15 million during 2005 in order to help improve the funded status of these plans. Supplemental employee retirement plan payments, which are immaterial, are not included in this line item. For more information regarding our long-term pension obligations and trust assets, including our supplemental employee retirement plan, see Note 5 to the Notes to the Consolidated Financial Statements.

(11)  The amounts reflected in Other long-term liabilities do not include any amounts for our postretirement healthcare and life insurance benefits. Such payments are dependent upon the incurrence of costs and filing of claims by our retirees and thus the amounts of such future payments are uncertain. Our net payments under these plans were $1.5 million and $1.2 million in the years ended December 31, 2004 and 2003, respectively. Based on this past experience, we currently expect our share of the payments to be approximately $1 to $2 million during 2005 for these benefits. For more information regarding our retiree healthcare and life insurance benefit obligations, see Note 5 to the Notes to the Consolidated Financial Statements.

Outlook

Consistent with recent historical trends, worldwide cigarette consumption is expected to increase at a rate of approximately one-half to one percent per year. The anticipated decline in the production of cigarettes in developed countries is expected to be more than offset by increased cigarette production in developing countries that currently represent approximately 70 percent of worldwide cigarette production. Age demographics and expected increases in disposable income are expected to support the increased consumption of cigarettes in developing countries. In addition, the litigation environment is different in most foreign countries compared with the United States, having less of an impact on the pricing of cigarettes, which, in turn, affects cigarette consumption. Cigarette production in the United States is expected to continue to decline as a result of a decline in domestic cigarette consumption caused by increased cigarette prices, health concerns and public perceptions. As well, cigarette consumption has declined in France and Germany following recent tax increases on cigarette sales in those countries.

We are experiencing weakness in our tobacco-related paper sales in western Europe caused by reduced cigarette consumption in several large European markets and new cigarette paper manufacturing capacity that was added in western Europe in mid-2004. This is expected to result in increased cigarette paper machine downtime in France in 2005.

In developing countries, there is a trend toward consumption of more sophisticated cigarettes, which utilize higher quality tobacco-related papers, such as those we produce, and reconstituted tobacco leaf. This trend toward more sophisticated cigarettes reflects increased governmental regulations concerning tar delivery levels and increased competition from multinational cigarette manufacturers.

Based on these trends, we expect worldwide demand for our products to continue to increase, with a shift from developed countries to developing countries. As a result, we are increasing some of our production capacity in developing countries such as Brazil, Indonesia and the Philippines.

The new RTL production line added at our Spay, France mill, which started up in the fourth quarter of 2003, is expected to continue to contribute positively to sales volumes and operating profit in 2005.

Sales of cigarette papers for lower ignition propensity cigarettes, of which we had limited production and sales during 2004, are expected to continue during 2005. Increased sales of these products are expected in mid-2005 in support of the anticipated requirement for lower ignition propensity properties for all cigarettes manufactured or imported into Canada on or after October 1, 2005. These papers sell for a higher price than the conventional cigarette papers they replace and are expected to have a positive impact on our financial results.

We continue to work with our customers in their development of lower ignition propensity cigarettes in anticipation of the pending Canadian regulations and to also improve the performance of cigarette papers for lower ignition propensity cigarettes that are already being sold. As additional experience is gained, cost improvements are being achieved in the production of these products.

A new cigarette paper machine began operation at our mill in Brazil in January 2005, which will support our cigarette paper manufacturing strategy announced in April 2003. Increased cigarette paper volumes in Brazil and improved manufacturing operations in the United States are expected to benefit our financial results in 2005. However, start-up costs related to the upgraded paper machines in both the United States and Brazil are expected to continue into 2005, and could total approximately $1 million during the first quarter.

We expect to face other cost pressures during 2005. The per ton cost of wood pulp is expected to be above the 2004 level, unfavorably impacting cost of products sold. Purchased energy costs are also expected to be unfavorable, given the current cost of oil. Increases have also been experienced in our employee benefit costs and labor rates which will continue in 2005. We typically experience a lag in our ability to offset such cost increases in our product pricing.

We also expect to begin expensing stock options in the third quarter of 2005, which is expected to increase our 2005 non-cash operating expenses by approximately $1 million, using similar assumptions and methodology as disclosed in Note 2 of the Notes to the Consolidated Financial Statements.

Our effective income tax rate is expected to be approximately 28 to 29 percent in 2005.

We currently expect our capital spending for 2005 and 2006 to total approximately $30 million in each year.

During November 2004, we announced that an agreement has been finalized whereby one of our subsidiaries will acquire the tobacco-related paper manufacturing assets of a company in the Philippines for a purchase price of $11.3 million, subject to working capital adjustments. The transaction is subject to various governmental permitting and authorizations and is expected to close in the second quarter of 2005. This acquisition is not expected to have a material impact on our financial results in 2005.

Factors That May Affect Future Results

Many factors outside of our control could impact future financial results. While not an exhaustive list, the following important factors could cause our actual results for 2005 and beyond to differ materially from those expressed in any forward-looking statements we have made, or that have been made on our behalf.

International Business Risks

In addition to our U.S. operations, we have manufacturing facilities in France, Brazil, Indonesia and Canada. Principally through our French, Brazilian and Indonesian subsidiaries, we market and sell products in over 90 countries, many of which are third-world markets which are subject to international business risks, including unsettled political and economic conditions; expropriation; import and export tariffs, regulatory controls and restrictions; monetary exchange controls; inflationary economies; changes in currency value; changes in business and income tax regulations and risks related to restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries.

Tax and Repatriation Matters

We are subject to various business and income tax laws in each of the countries in which we do business through wholly-owned subsidiaries and through affiliates. Although we believe we comply with the many business and income tax requirements of each of our operations, we are exposed to the possibility of changes in enacted laws and interpretations of laws which could have a material adverse impact on our financial condition or results of operations. Also, we evaluate our overall financing plans in the various jurisdictions in which we operate and manage international movements of cash from and amongst our foreign subsidiaries in a tax-efficient manner; however, an unanticipated international movement of funds due to unexpected changes in our business or in needs of the business could result in a material adverse impact on our financial condition or results of operations.

Market Risk

As a multinational entity, we are exposed to changes in foreign currency exchange rates, interest rates and commodity prices. We utilize a variety of practices to manage these market risks, including operating and financing activities and, where considered appropriate, utilizing derivative instruments. We use derivative instruments only for risk management purposes and not for trading or speculation. All derivative instruments we use are either exchange traded or are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties.

Foreign Currency Risk—We have subsidiaries located in France, Brazil, Indonesia, Canada, Hong Kong, the Philippines and Spain. Together with our subsidiaries, we conduct business in over 90 countries worldwide transacting much of our business in foreign currencies.

Changes in foreign currency exchange rates may have an impact on our operating profit. Since we transact business in many other countries, some of those sale and purchase transactions are denominated in a currency other than the local currency of our operations. As a result, changes in exchange rates between the currency in which the transaction is denominated versus the local currency of our operation into which the transaction is being recorded can impact the amount of local currency recorded for such transaction. This can result in more or less local currency revenue or cost related to such transaction, and thus have an effect on our operating profit. This “currency transaction risk” is mitigated, in part, since some of the revenue and expense transactions of our foreign subsidiaries are denominated in U.S. dollars, providing a degree of natural hedging.

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

We utilize forward and swap contracts and, to a lesser extent, option contracts to selectively hedge our exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with well-known money center banks, insurance companies or government agencies (“counterparties”). Usually these contracts extend for no more than 12 months. We believe that the foreign currency risks that would not be hedged were the counterparties to fail to fulfill their obligations under the contracts are minimal in view of the financial strength of the counterparties. Management of foreign currency transactional exposures was not changed during 2004, and we do not expect any significant change in such exposures or in the strategies we use to manage such exposures in the near future. As of December 31, 2004, a 10 percent unfavorable change in the exchange rate of our functional currencies and those of our subsidiaries against the prevailing market rates of non-local currencies involving our transactional exposures would have resulted in a net pre-tax loss of approximately $2 million. These hypothetical gains or losses on foreign currency contracts and transactional exposures are defined as the difference between the contract rates and the hypothetical exchange rates. While we believe the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates would be material to our results of operations, we reduce this risk by selectively hedging our exposure when it is practical and economical to do so.

In addition to currency transaction risks, we are also exposed to “currency translation risk.” Since the financial results of our foreign subsidiaries are determined in the local currency of each foreign subsidiary, these financial results are translated into U.S. dollars on a monthly basis in order to determine our consolidated financial results. A weakening of the U.S. dollar versus the local currency of the foreign subsidiary will have a favorable currency translation impact when positive financial results of that foreign subsidiary are translated to U.S. dollars. Our foreign currency translation effects typically offset to a significant degree the foreign currency transaction impacts in our operating results.

Interest Rate Risk—We hold a combination of variable- and fixed-rate debt consisting of short and long term instruments. We selectively hedge our exposure to interest rate increases on our variable rate long-term debt when it is practical and economical to do so. We utilize various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. Most often we utilize variable-to-fixed interest rate swap agreements, typically with contractual terms no longer than 24 months. Our strategy to manage exposure to interest rate changes did not change during 2004, and we do not expect any significant changes in our exposure to interest rate changes or in how such exposure is managed in the near future. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in fair market value of fixed-rate debt due to differences between current market interest rates and the rates governing these instruments. With respect to our fixed-rate debt outstanding at December 31, 2004, a 10 percent change in interest rates would not result in a material change in the fair market value of such debt and with respect to our variable-rate debt outstanding at December 31, 2004, a 10 percent change in interest rates would not result in a material impact to our future annual pre-tax earnings.

Commodity Price Risk—We are subject to commodity price risks, the most significant of which relates to the price of wood pulp, which is our largest single component of cost. The per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. We consumed 105,100, 97,000 and 96,500 metric tons of wood pulp in 2004, 2003 and 2002, respectively. During the period from January 2002 through December 2004, the U.S. list price of northern bleached softwood kraft pulp, a representative pulp grade that we use, ranged from a low of $460 per metric ton in March and April of 2002 to a high of $680 per metric ton in June through August 2004. We normally maintain approximately 30 to 60 days of inventories to support our operations. As a result, there is a lag in the impact of changes in the per ton list price of wood pulp on our cost of products sold. Selling prices of our paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, we have been able to increase our selling prices in response to increased per ton wood pulp costs and have generally reduced our selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact our earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. We have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10 percent change in per ton wood pulp prices would impact our future annual pre-tax earnings by approximately $7 million, assuming no compensating change in our selling prices. We believe that, while our exposure to commodity price risk is material to our results of operations, our customers understand such risk and over time changes in the price of wood pulp are typically reflected in selling prices.

General Inflation

Due to competitive pressures, we are not always able to pass along our cost increases through increased selling prices. Our main costs impacted by general inflation are wages and salaries, energy, chemicals, employee benefit costs, primarily medical and pension expenses, and costs of insurance.

Seasonality

Sales of our products are not subject to seasonal fluctuations, except in the United States and Brazil. In the United States, customer shutdowns typically occur in July and December and typically have resulted in reduced net sales and operating profit during those two months. Additionally, the U.S. mills shut down equipment to perform additional maintenance during these months, resulting in higher product costs and reduced operating profit. In Brazil, customer orders are typically lower in December due to a holiday season during much of January and February.

Environmental Matters

We are subject to federal, state, local and foreign environmental protection laws and regulations with respect to the environmental impact of air, water and other emissions from our mills as well as the disposal of solid waste generated by our operations. We believe we are operating in compliance with, or are taking action aimed at ensuring compliance with, such laws and regulations. While we have incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with these laws and regulations, such costs are not expected to materially affect our business or results of operations. However, there can be no assurance that a material adverse effect on our financial statements will not occur at some future time as a result of environmental matters. Additional information concerning environmental matters is disclosed in Note 7 of the Notes to Consolidated Financial Statements and in Part I, Item 3 “Legal Proceedings—Environmental Matters.”

Legal Proceedings

Information concerning legal proceedings is disclosed in Note 7 of the Notes to Consolidated Financial Statements and in Part I, Item 3 “Legal Proceedings.” In addition, we are involved in legal actions and claims arising in the ordinary course of business. Litigation is subject to many uncertainties and, while it is not possible to predict the outcome of the litigation pending against us, management believes that such actions and claims will be resolved without a material adverse effect on our financial statements.

Reliance on Significant Customers

Most of our customers are manufacturers of tobacco products located in more than 90 countries around the world. Two such customers have accounted for a significant portion of our net sales in each of the last several years, and the loss of one or both such customers, or a significant reduction in one or both of these customers’ purchases, could have a material adverse effect on our results of operations. See Note 9 of the Notes to Consolidated Financial Statements.

Tobacco Products and Governmental Actions

In recent years, governmental entities around the world, particularly in the United States, have taken or have proposed actions that may have the effect of reducing consumption of tobacco products. Reports and speculation with respect to the possible harmful physical effects of cigarette smoking and use of tobacco products have been publicized for many years and, together with actions to restrict or prohibit advertising and promotion of cigarettes or other tobacco products, to limit smoking in public places and to increase taxes on such products, are intended to discourage the consumption of cigarettes and other such products. In the fourth quarter of 1998, the major U.S. cigarette manufacturers reached agreement with all 50 U.S.

states and several commonwealths and territories to settle health care cost recovery and other claims. In anticipation of these settlements and as a direct result of these settlements, most of the U.S. cigarette manufacturers increased prices of cigarettes significantly. Domestic cigarette consumption has declined, in part due to these price increases, which, in turn, decreases demand for our products. During 1999, the U.S. Department of Justice filed a multi-billion dollar civil suit against the tobacco industry. In addition, litigation is pending against the major manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms and for alleged violations of antitrust laws. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation may have on the tobacco industry, our financial liquidity or relationships with our suppliers.

Also in recent years, certain governmental entities, particularly in North America, have considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked. The State of New York enacted such a law and as of June 28, 2004 requires that all cigarettes sold in the State of New York have lower ignition propensity properties.

In addition to the State of New York, several other states have introduced bills in their respective legislative committees concerning cigarette fire safety standards. Also, Canada is in the process of enacting legislation that would require lower cigarette ignition propensity properties for all cigarettes manufactured or imported into Canada on or after October 1, 2005.

There appears to be momentum building for lower ignition propensity products, and we currently anticipate that cigarette manufacturers are likely to use our banded and print banded cigarette papers to meet these regulatory requirements, however there is a high degree of uncertainty as to the timing and volume requirements our customers would have for such papers. Furthermore, it is not possible to predict what additional legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect the consumer tobacco products industry in general.

During 2004, 93 percent of our net sales were from products used by the tobacco industry in the making and packaging of cigarettes or other tobacco products. We are unable to predict the effects that the above-described legal and governmental actions might have on our results of operations and financial condition.

Forward-Looking Statements

Certain matters discussed in this report, particularly in the foregoing discussion regarding our “Critical Accounting Policies and Estimates,” “Outlook” and “Factors That May Affect Future Results,” constitute “forward-looking statements,” generally identified by, but not limited to, phrases such as “we expect” or “we anticipate,” as well as by use of words of similar effect, such as “appears,” “could,” “should,” “may” and “typically,” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by that Act. This report contains many such forward-looking statements, including statements regarding management’s expectations of future selling prices for our products, our anticipated market shares, future market prices for wood pulp used by us, expected sales volumes trends, new product introductions, paper machine start-up expenses, paper machine operating schedules and downtime, expected outcome of labor negotiations, anticipated energy, pension, compensation, employee benefit, insurance, depreciation, nonmanufacturing and interest costs, currency exchange rates, anticipated financial and operational results, anticipated capital spending, anticipated tax and other governmental actions, effective income tax rates, contingencies, anticipated common stock share repurchases, stockholder dividends, stock option accounting and other expected transactions. Forward-looking statements are made based upon our expectations and beliefs concerning future events impacting our business. There can be no assurances that such events will occur or that our results will be as estimated. Many factors outside our control also could impact the realization of such estimates. The above-mentioned important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results for 2005 and beyond, to differ materially from those expressed in any forward-looking statements we have made, or that have been made on our behalf.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

The information with respect to our market risk is contained under the caption “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing in Part II, Item 7.

Item 8.                        Financial Statements and Supplementary Data

Schedules have been omitted because they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)

	For the Years Ended December 31,
	2004	2003	2002
Net Sales	$657.5	$566.9	$501.4
Cost of products sold	535.4	458.0	396.1
Gross Profit	122.1	108.9	105.3
Selling expense	27.1	23.1	20.2
Research expense	9.3	8.3	7.6
General expense	28.0	23.6	21.3
Total nonmanufacturing expenses	64.4	55.0	49.1
Operating Profit	57.7	53.9	56.2
Interest expense	(3.7)	(2.3)	(3.6)
Other income (expense), net	1.5	(0.2)	2.5
Income Before Income Taxes and Minority Interest	55.5	51.4	55.1
Provision for income taxes	12.1	12.0	17.1
Income Before Minority Interest	43.4	39.4	38.0
Minority interest in earnings of subsidiaries	7.0	4.9	5.0
Net Income	$36.4	$34.5	$33.0
Net Income Per Share
Basic	$2.45	$2.34	$2.22
Diluted	$2.36	$2.28	$2.17
Weighted Average Shares Outstanding
Basic	14,842,000	14,738,300	14,853,500
Diluted	15,422,300	15,138,300	15,242,600

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	December 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$ 4.5	$ 3.7
Accounts receivable	97.7	91.9
Inventories	119.6	97.5
Other current assets	9.9	9.2
Total Current Assets	231.7	202.3
Property, Plant and Equipment, net	453.2	411.5
Other Assets	32.2	22.1
Total Assets	$ 717.1	$ 635.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$ 50.9	$ 30.7
Accounts payable	71.3	68.8
Accrued expenses	76.7	74.1
Current deferred revenue	7.5	6.0
Total Current Liabilities	206.4	179.6
Long-Term Debt	63.0	66.2
Pension and Other Postretirement Benefits	47.8	47.9
Deferred Income Tax Liabilities	39.3	26.3
Deferred Revenue	35.9	41.6
Other Liabilities	18.7	14.6
Minority Interest	13.4	9.5
Total Liabilities	424.5	385.7
Stockholders’ Equity
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 16,078,733 shares issued; 14,946,650 and 14,803,268 shares outstanding at December 31, 2004 and 2003, respectively	1.6	1.6
Additional paid-in-capital	63.3	61.5
Common stock in treasury, at cost, 1,132,083 and 1,275,465 shares at December 31, 2004 and 2003, respectively	(22.3)	(21.9)
Retained earnings	271.5	244.0
Unearned compensation on restricted stock	(0.5)	(0.7)
Accumulated other comprehensive loss, net of tax	(21.0)	(34.3)
Total Stockholders’ Equity	292.6	250.2
Total Liabilities and Stockholders’ Equity	$ 717.1	$ 635.9

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(dollars in millions, except per share amounts)

	For the Years Ended December 31, 2004, 2003 and 2002
								Accumulated
	Common Stock		Additional					Other
	Issued		Paid-In	Treasury Stock		Retained	Unearned	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance, December 31, 2001	16,078,733	$1.6	$60.6	1,242,749	$(19.8)	$194.3	$(0.5)	$(53.3)	$182.9
Net income						33.0			33.0
Adjustments to minimum pension liability								(11.8)	(11.8)
Changes in fair value of derivative instruments								0.6	0.6
Adjustments to unrealized foreign currency translation								3.4	3.4
Comprehensive income									25.2
Dividends declared ($0.60 per share)						(8.9)			(8.9)
Purchases of treasury stock				21,900	(0.5)				(0.5)
Restricted stock issuances				(10,000)	0.2		(0.2)		—
Amortization of unearned compensation							0.2		0.2
Stock issued to directors as compensation				(2,730)					—
Tax benefit of options exercised			0.2						0.2
Issuance of shares for options exercised	—	—	0.3	(120,504)	1.9	—	—	—	2.2
Balance, December 31, 2002	16,078,733	1.6	61.1	1,131,415	(18.2)	218.4	(0.5)	(61.1)	201.3
Net income						34.5			34.5
Adjustments to minimum pension liability								(3.9)	(3.9)
Adjustments to unrealized foreign currency translation								30.7	30.7
Comprehensive income									61.3
Dividends declared ($0.60 per share)						(8.9)			(8.9)
Purchases of treasury stock				221,691	(5.1)				(5.1)
Restricted stock issuances			0.2	(18,000)	0.3		(0.5)		—
Amortization of unearned compensation							0.3		0.3
Stock issued to directors as compensation				(2,724)	0.1				0.1
Tax benefit of options exercised			0.1						0.1
Issuance of shares for options exercised	—	—	0.1	(56,917)	1.0	—	—	—	1.1
Balance, December 31, 2003	16,078,733	1.6	61.5	1,275,465	(21.9)	244.0	(0.7)	(34.3)	250.2
Net income						36.4			36.4
Adjustments to minimum pension liability								(3.1)	(3.1)
Changes in fair value of derivative instruments								0.1	0.1
Adjustments to unrealized foreign currency translation								16.3	16.3
Comprehensive income									49.7
Dividends declared ($0.60 per share)						(8.9)			(8.9)
Purchases of treasury stock				273,356	(8.0)				(8.0)
Restricted stock issuances			0.1	(6,000)	0.1		(0.1)		0.1
Amortization of unearned compensation							0.3		0.3
Stock issued to directors as compensation				(2,592)	0.1				0.1
Tax benefit of options exercised			1.0						1.0
Tax benefit of restricted stock vesting			0.2						0.2
Issuance of shares for options exercised	—	—	0.5	(408,146)	7.4	—	—	—	7.9
Balance, December 31, 2004	16,078,733	$1.6	$63.3	1,132,083	$(22.3)	$271.5	$(0.5)	$(21.0)	$292.6

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)

	For the Years Ended December 31,
	2004	2003	2002
Operations
Net income	$ 36.4	$ 34.5	$ 33.0
Non-cash items included in net income
Depreciation and amortization	36.5	30.7	26.6
Amortization of deferred revenue	(5.7)	(6.0)	(5.1)
Deferred income tax provision	2.1	4.2	4.8
Minority interest in earnings of subsidiaries	7.0	4.9	5.0
Other items	1.6	(4.3)	(1.7)
Changes in operating working capital
Accounts receivable	(4.0)	(22.5)	5.1
Inventories	(20.9)	(17.2)	(12.2)
Prepaid expenses	0.1	0.9	(1.5)
Accounts payable	2.2	22.9	1.8
Accrued expenses	2.5	18.7	6.6
Accrued income taxes	(0.5)	(2.0)	1.5
Net changes in operating working capital	(20.6)	0.8	1.3
Cash Provided by Operations	57.3	64.8	63.9
Investing
Capital spending	(46.7)	(92.0)	(30.3)
Capitalized software costs	(2.2)	(3.9)	(1.2)
Acquisitions, net of cash acquired	(8.4)	—	—
Other	0.6	(1.6)	(2.1)
Cash Used for Investing	(56.7)	(97.5)	(33.6)
Financing
Cash dividends paid to SWM stockholders	(8.9)	(8.9)	(8.9)
Cash dividends paid to minority owners	(3.8)	(10.4)	—
Changes in short-term debt	—	13.1	0.8
Proceeds from issuances of long-term debt	24.6	48.0	47.5
Payments on long-term debt	(11.6)	(16.7)	(107.0)
Purchases of treasury stock	(8.0)	(5.1)	(0.5)
Proceeds from exercise of stock options	7.9	1.1	2.2
Cash Provided by (Used for) Financing	0.2	21.1	(65.9)
Increase (Decrease) in Cash and Cash Equivalents	0.8	(11.6)	(35.6)
Cash and Cash Equivalents at beginning of year	3.7	15.3	50.9
Cash and Cash Equivalents at end of year	$ 4.5	$ 3.7	$ 15.3

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Nature of Business

We are a multinational diversified producer of premium specialty papers headquartered in the United States of America. We manufacture and sell paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised 93 percent of our 2004, 2003 and 2002 consolidated net sales. The primary products in this group include cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging. These products are sold directly to the major tobacco companies or their designated converters in North and South America, western and eastern Europe, Asia and elsewhere.

We are the premier manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, and the leading independent producer of reconstituted tobacco leaf used in producing blended cigarettes. We conduct business in over 90 countries and currently operate 10 production locations worldwide, with paper mills in the United States, France, Brazil and Indonesia.

Our manufacturing facilities have a long history of producing paper dating back to 1545. Our domestic mills led the development of the North American tobacco-related papers manufacturing industry, which was originated by Peter J. Schweitzer, Inc. that began as an importer of cigarette papers from France in 1908.

As used in this 2004 Annual report on Form 10-K, unless the context indicates otherwise, references to “we,” “us,” “our,” “SWM,” “Schweitzer-Mauduit” or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. We believe the estimates and assumptions used in the preparation of these consolidated financial statements are reasonable, based upon currently available facts and known circumstances, but recognize that actual results may differ from those estimates and assumptions as a result of a number of factors, including those discussed elsewhere in this report and in our other public filings from time to time.

Our wholly-owned direct subsidiaries are Schweitzer-Mauduit Canada, Inc., or SM-Canada, Schweitzer-Mauduit Spain, S.L., or SM-Spain, a holding company organized under the Spanish holding company regime and the primary foreign investment holding company for SWM, and Schweitzer-Mauduit International China, Limited, a currently inactive holding company incorporated in Hong Kong. We indirectly through SM-Spain have subsidiaries in France, Brazil and Indonesia. SM-Spain owns directly 100 percent of Schweitzer-Mauduit Holding S.A.R.L., a French holding company, or SMH, and together SM-Spain and SMH own 100 percent of 2 holding companies, Schweitzer-Mauduit Industries S.A.R.L., a French corporation, or SMI, which holds our investment in the French reconstituted tobacco operations, and Schweitzer-Mauduit France S.A.R.L., a French corporation, or SMF, which holds our French and

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indonesian paper operations. SMI owns directly 72 percent of the issued and outstanding shares of LTR Industries S.A., a French corporation, or LTRI. SMF, directly or indirectly, owns 100 percent of 3 principal French operating subsidiaries, Papeteries de Mauduit S.A.S., or PdM, Papeteries de Malaucène S.A.S., or PdMal, and Papeteries de Saint-Girons S.A.S., or PdStG, and 100 percent of our Indonesian paper operations, P.T. PDM Indonesia. SMF also owns 100 percent of PDM Philippines Industries, Inc., or PPI, which was established in 2004 to acquire the operating assets in conjunction with a pending Philippines acquisition. SM-Spain also owns directly 99.99 percent of the issued and outstanding shares of Schweitzer-Mauduit do Brasil S.A., a Brazilian corporation, or SWM-B. We did not have any unconsolidated subsidiaries, joint ventures or special purpose entities as of December 31, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of Schweitzer-Mauduit International, Inc. and our wholly owned, controlled majority-owned and financially controlled subsidiaries. Minority interest represents minority stockholders’ proportionate share of the equity in our Brazilian and LTRI operations. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

Revenue Recognition

We recognize revenue and the related accounts receivable when the following 4 criteria are met: (1) persuasive evidence of an arrangement exists; (2) ownership has transferred to the customer; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on our judgment regarding the collectibility of our accounts receivable. Generally, we recognize revenue when we ship our manufactured product and title and risk of loss passes to our customer in accordance with the terms of sale of the product. Revenue is recorded at the time of shipment for terms designated f.o.b., or free on board, shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site, at which time title and risk of loss are transferred. Provisions for discounts, returns, allowances, customer rebates and other adjustments are provided for in the same period the related revenue is recorded. Deferred revenue represents advance payments from customers which are earned based upon a mutually agreed-upon amount per unit of future product sales.

Freight Costs

The cost of delivering finished goods to our customers is recorded as a component of cost of sales. Those costs include the amounts paid to a third party to deliver the finished goods. Any freight costs billed to and paid by a customer are included in revenue.

Foreign Currency Translation

The income statements of foreign entities are translated into U.S. dollars at average exchange rates prevailing during the periods in accordance with Statement of Financial Accounting Standards, or SFAS, No. 52 “Foreign Currency Translation.” The balance sheets of these entities are translated at period-end

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exchange rates, and the differences from historical exchange rates are reflected in a separate component of accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments. Foreign currency gains and losses arising from settlement of transactions in non-local currencies and remeasurement of non-local currency denominated monetary assets and liabilities are included in other income (expense), net.

Foreign currency risks arise from transactions and commitments denominated in non-local currencies. These transactions and commitments may include the purchase of inventories or property, plant and equipment, the sale of products and the repayment of loans. Such gains (losses) included in other income (expense), net were $1.1 million in 2004, ($1.0) million in 2003 and $0.9 million in 2002.

We selectively hedge our foreign currency risks when it is practicable and cost effective to do so. The instruments are purchased from well-known money center banks, insurance companies or government agencies (counterparties). Usually the contracts extend for no more than 12 months, although their contractual term has been as long as 24 months. Credit risks with respect to the counterparties, and the foreign currency risks that would not be hedged if the counterparties fail to fulfill their obligations under the contracts, are minimal in view of the financial strength of the counterparties.

Gains and losses on instruments that hedge firm commitments are deferred and included in the basis of the underlying hedged items. Premiums paid for options are amortized ratably over the life of the option. All other gains and losses are included in period income or expense based on the period-end market price of the instrument.

At December 31, 2004, there were outstanding forward contracts, which were held for purposes other than trading, maturing at various dates in 2005, to purchase approximately $26 million of various foreign currencies. At December 31, 2003, there were outstanding forward contracts, which were held for purposes other than trading, maturing at various dates in 2004, to purchase approximately $24 million of various foreign currencies. These contracts were designated as cash flow hedges of foreign currency transactions to fix our local currency cash flow. These contracts had not given rise to any significant net deferred gains or losses as of December 31, 2004 and December 31, 2003, and their fair values approximated their carrying value.

Cash and Cash Equivalents

We consider all highly liquid, unrestricted investments with remaining maturities of 3 months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is summarized as follows (dollars in millions):

	December 31,
	2004	2003
Trade	$ 74.6	$ 70.6
Other	23.6	21.8
Less allowance for doubtful accounts and sales discounts	(0.5)	(0.5)
Total	$ 97.7	$ 91.9

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are valued at the lower of cost, using the First-In, First-Out, or FIFO, and weighted average methods, or market. Our inventoriable costs primarily include pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of mill overhead costs. Machine start-up costs or abnormal machine shut downs are expensed in the period incurred and are not inventoried. Market, with respect to all inventories, is replacement cost or net realizable value. We review inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsaleable inventory. We estimate reserves for inventory obsolescence and shrinkage based on our judgment of future realization. These reviews require us to assess customer and market demand.

The following schedule details inventories by major class (dollars in millions):

	December 31,
	2004	2003
Raw materials	$ 47.8	$ 34.2
Work in process	12.9	9.6
Finished goods	40.1	36.8
Supplies and other	18.8	16.9
Total	$ 119.6	$ 97.5

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Expenditures for betterments are capitalized whereas normal repairs and maintenance are expensed as incurred. Depreciable property is depreciated on the straight-line method for financial reporting purposes. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the balance sheet, and any gain or loss on the transaction is normally included in cost of products sold. The depreciable lives for the principal asset categories are as follows:

Asset Category	Depreciable Life
Machinery and Equipment	5 to 20 years
Buildings	20 to 40 years
Building and Leasehold Improvements	Lesser of 20 years or remaining life of the relevant building or lease

Property, plant and equipment consisted of the following (dollars in millions):

	December 31,
	2004	2003
Land and improvements	$ 14.5	$ 10.8
Buildings and improvements	129.9	113.9
Machinery and equipment	625.8	571.3
Construction in progress	24.2	16.9
Gross Property	794.4	712.9
Less: Accumulated Depreciation	341.2	301.4
Property, Plant and Equipment, net	$ 453.2	$ 411.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $32.4 million, $27.1 million and $23.8 million for the years ended December 31, 2004, 2003 and 2002.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill with an indefinite useful life, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The carrying value of long-lived assets is reviewed periodically to determine if events or circumstances have changed which may indicate that the assets may be impaired or the useful life may need to be changed. We consider internal and external factors relating to each asset, including expectation of future profitability, undiscounted cash flow and our plans with respect to the operations. SFAS No. 144 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ net carrying amounts. The impairment loss is measured by comparing the estimated fair value of the asset, usually based on discounted cash flows, to its net carrying amount.

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

Other Assets

Other assets consisted of the following (dollars in millions):

	December 31
	2004	2003
Deferred income tax benefits	$ 10.3	$ 2.3
Capitalized software	10.1	11.3
Goodwill	2.8	1.1
Other assets	9.0	7.4
Total	$ 32.2	$ 22.1

Capitalized Software Costs

We capitalize certain purchases of software and software design and installation costs in connection with major projects of software development for internal use. These costs are included in Other Assets on the consolidated balance sheet and are amortized on the straight-line method for financial reporting purposes over the estimated useful life not to exceed 7 years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred. Amortization of capitalized software was $4.1 million, $3.6 million and $2.8 million for the years ended December 31, 2004, 2003 and 2002.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted SFAS, No. 142, “Goodwill and Other Intangible Assets,” eliminating the periodic charge to earnings for goodwill amortization for 2002 and future years. In addition, as required by SFAS No. 142, we are required to perform a goodwill impairment test at least annually. Our most recent impairment test was performed during the fourth quarter of 2004 and did not result in an impairment charge. Goodwill is included in Other Assets on the consolidated balance sheet for our 1998 acquisition in Brazil and our 2004 acquisition in Indonesia and consisted of the following (dollars in millions):

	December 31
	2004	2003
Schweitzer-Mauduit do Brasil S.A. (Brazilian Segment)	$ 1.1	$ 1.1
P.T. PDM Indonesia (French Segment)	1.7	—
Total Goodwill	$ 2.8	$ 1.1

Other Assets

Other assets consist of various non-current assets including water rights, deferred pension costs, business tax receivables in Brazil and rabbi trust investments in conjunction with our U.S. deferred compensation plan.

Accrued Expenses

Accrued expenses consisted of the following (dollars in millions):

	December 31
	2004	2003
Accrued salaries, wages and employee benefits	$ 41.9	$ 40.2
Other accrued expenses	34.8	33.9
Total	$ 76.7	$ 74.1

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. In accordance with SFAS No. 109, deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, we consider estimates of future taxable income.

In France, SMF and its subsidiaries form a consolidated income tax group, SMH and SMI form a separate consolidated income tax group, while LTRI separately files its own income tax return.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

We account for comprehensive income according to the provisions of SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes net income, as well as charges and credits directly to stockholders’ equity, which are excluded from net income. We have presented comprehensive income in the consolidated statements of changes in stockholders’ equity and comprehensive income.

Components of accumulated other comprehensive income (loss) are as follows (dollars in millions):

	December 31,
	2004	2003
Minimum pension liability adjustments, net of income tax of $13.5 and $11.7 million at December 31, 2004 and 2003, respectively	$ (22.6)	$ (19.5)
Unrealized fair value of derivative instruments	—	(0.1)
Unrealized foreign currency translation adjustments	1.6	(14.7)
Accumulated other comprehensive loss	$ (21.0)	$ (34.3)

Changes in the components of accumulated other comprehensive income (loss) are as follows (dollars in millions):

	December 31,
	2004			2003			2002
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Minimum pension liability adjustments	$ (4.9)	$ 1.8	$ (3.1)	$ (6.1)	$ 2.2	$ (3.9)	$ (19.1)	$ 7.3	$ (11.8)
Unrealized fair value of derivative instruments	0.1	—	0.1	0.1	(0.1)	—	0.9	(0.3)	(0.6)
Unrealized foreign currency translation adjustments	16.3	—	16.3	30.7	—	30.7	3.4	—	3.4
Total	$ 11.5	$ 1.8	$ 13.3	$ 24.7	$ 2.1	$ 26.8	$ (14.8)	$ 7.0	$ (7.8)

Treasury Stock

Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the weighted-average cost basis.

Share-Based Incentive Compensation

SFAS No. 123 “Accounting for Stock Based Compensation” defines a fair value based method of accounting for stock compensation, including stock options, to employees. This statement provides entities a choice of recognizing related compensation expense by adopting the fair value method or to measure compensation using the intrinsic value method under Accounting Principles Bulletin, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”. We have elected to continue to measure compensation cost for stock compensation based on the intrinsic value method under APB Opinion No. 25. Payments in the form of our shares made to third parties, including our outside directors, are recorded at fair value based on the

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market value of our common stock at the time of payment. Under APB Opinion No. 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” requires presentation of pro forma net income and earnings per share as if we had accounted for our employee stock compensation under the fair value method of that statement.

Fair values of options granted are estimated as of the grant date using a Black-Scholes option pricing model. The following assumptions were used for valuing options granted:

	For the Years Ended December 31,
	2004	2003	2002
Risk-free interest rate	4.58%	4.23%	5.24%
Expected dividend yield	2.54%	3.10%	3.68%
Expected option lives	10 year	10 year	10 year
Expected volatility	29%	33%	32%

For purposes of the pro forma disclosures, the estimated fair value of the stock compensation is amortized to expense over the vesting period. Under the fair value method, our net income and earnings per share would have been the pro forma amounts indicated below (dollars in millions):

For the Years Ended December 31,
	2004	2003	2002
Net Income
As reported	$ 36.4	$ 34.5	$ 33.0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	1.2	1.1	0.8
Pro forma	$ 35.2	$ 33.4	$ 32.2
Basic net income per share
As reported	$ 2.45	$ 2.34	$ 2.22
Pro forma	$ 2.37	$ 2.27	$ 2.17
Diluted net income per share
As reported	$ 2.36	$ 2.28	$ 2.17
Pro forma	$ 2.28	$ 2.21	$ 2.11

Recent Accounting Pronouncements

In December 2004, Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. This statement requires companies to calculate the fair value of stock options granted to employees, and amortize that amount over the option’s vesting period as an expense through the income statement. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See “Share-Based Incentive Compensation” above for the pro forma net income and net income per share amounts for fiscal 2002 through fiscal 2004, where we used a fair-value-based method under SFAS 123 to measure compensation expense for employee stock incentive awards. We are evaluating the requirements under SFAS 123R and expect to begin expensing stock options in the third quarter of 2005, which is expected to increase 2005 non-cash operating expenses by approximately $1 million, using similar assumptions and methodology as disclosed above in Share-Based Incentive Compensation.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, or FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, or AJCA, introduced a special 9 percent tax deduction on qualified production activities. FAS 109-1 clarified that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109 and not as a tax rate change. We do not expect the adoption of this new tax provision to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduced a limited time 85 percent dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, or Repatriation Provision, provided certain criteria are met. FAS109-2 provides accounting and disclosure guidance for the Repatriation Provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the Repatriation Provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We expect to complete our evaluation of the effects of the Repatriation Provision during the second quarter of 2005. The range of possible amounts that we are considering for repatriation under this provision is between $0 and $30 million. While we estimate that the related potential range of additional income tax is between $0 and $2 million, this estimate is subject to change following technical correction legislation that we believe is forthcoming from Congress.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 Debt

Total debt is summarized in the following table (dollars in millions):

	December 31,
	2004	2003
Credit Agreement
5-Year Revolver
U. S. Dollar Revolver	$ 45.0	$ 45.0
Euro Revolver	27.1	6.3
364-Day Revolver
U. S. Dollar Revolver	10.0	—
Euro Revolver	—	—
French Employee Profit Sharing	19.8	23.4
Bank Overdrafts	9.0	19.0
Other	3.0	3.2
Total Debt	113.9	96.9
Less: Current debt	50.9	30.7
Long-Term Debt	$ 63.0	$ 66.2

Credit Agreement

On January 31, 2002, we entered into an unsecured credit agreement with a group of banks, or the Credit Agreement, providing 5-year and 364-day revolving loan facilities. Under the Credit Agreement, we and SMF as of December 31, 2004 had 5-year and 364-day revolving loan facilities available totaling up to 62 million euros (or $84.1 million using the December 31, 2004 currency exchange rate), or the Euro Credit Facility, and we had 5-year and 364-day revolving loan facilities available totaling up to $55.0 million, or the U.S. Credit Facility, and, together with the Euro Credit Facility, the Credit Facilities.

As of December 31, 2004, the Euro Credit Facility consisted of a 5-year revolving credit facility in the amount of up to 50 million euros (or $67.8 million using the December 31, 2004 currency exchange rate), or the 5-Year Euro Revolver, and a renewable 364-day revolving credit facility in an amount of up to 12 million euros (or $16.3 million using the December 31, 2004 currency exchange rate), or the 364-Day Euro Revolver. We guarantee borrowings by SMF under the Euro Credit Facility. We also have the ability to borrow under the Euro Credit Facility although we do not currently anticipate doing so.

As of December 31, 2004, the U.S. Credit Facility consisted of a 5-year revolving credit facility in the amount of up to $45.0 million, or the 5-Year U.S. Revolver, and, together with the 5-Year Euro Revolver, the 5-Year Revolvers, and a renewable 364-day revolving credit facility available to us in an amount of up to $10.0 million, or the 364-Day U.S. Revolver, and, together with the 364-Day Euro Revolver, the 364-Day Revolvers. The terms of the Credit Agreement provide us with flexibility to utilize cash balances to pay down the 5-Year Revolvers and subsequently draw on those facilities again when needed.

On January 26, 2005, we entered into Amendment No. 3 to the Credit Agreement. Under the Amendment, we renewed our 364-Day Revolver, extending these facilities from January 27, 2005 to January 26, 2006. This Amendment also increased the amounts available to us under the 364-Day U.S. Revolver from $10.0 million to $15.0 million and reduced the amount available to us under the 364-Day Euro Revolver from €12.0 million to € 8.0 million.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Credit Agreement, the interest rate under the 5-Year U.S. Revolver is the sum of (a) either 0.70 percent per annum or 0.80 percent per annum, or the Applicable Margin, determined by reference to our Net Debt to Equity Ratio, as defined in the Credit Agreement, plus (b) the London interbank offered rate for U.S. dollar deposits, or LIBOR. Under the Credit Agreement, the interest rate under the 5-Year Euro Revolver is the sum of the Applicable Margin plus the euro zone interbank offered rate for euro deposits, or EURIBOR. The interest rates under the U.S. and Euro 364-Day Revolvers are determined using the same formula for the respective 5-Year Revolvers except that the Applicable Margin is either 0.65 percent per annum or 0.75 percent per annum, determined by reference to our Net Debt to Equity Ratio, as defined in the Credit Agreement.

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require us to maintain certain defined financial ratios (a minimum Tangible Net Worth, a maximum Net Debt to Equity Ratio and a maximum Net Debt to Adjusted EBITDA Ratio, all as defined in the Credit Agreement). At December 31, 2004, our Tangible Net Worth was $57.2 million above the minimum permitted amount while Net Debt was $56.7 million less than the maximum permitted amount under the most restrictive covenant. We do not currently anticipate any change in business conditions of a nature that would cause us to violate our covenants under the Credit Agreement.

Interest Rate Hedge Agreements.   We selectively enter into interest rate hedge agreements with respect to our variable rate long-term borrowings under our credit facilities to manage our exposure to interest rate increases when it is practicable and cost-effective to do so. During the first quarter of 2001, we entered into interest rate swap agreements to fix the variable rate component of certain of our variable rate long-term debt. The combination of these interest rate swap agreements began with a notional amount of $45 million, declining to $30 million effective January 31, 2002, and declining again to $15 million effective July 31, 2002 through the remainder of the contract terms ending January 31, 2003. These interest rate swap agreements fixed the LIBOR at 5.42 percent. This had the effect of fixing our interest rate, including margin, at 5.72 percent on $45 million of our debt through January 31, 2002, 6.12 percent on $30 million of our debt from February 1, 2002 through July 31, 2002, and 6.12 percent on $15 million of our debt from August 1, 2002 through January 31, 2003. Effective January 31, 2003, we entered into a 2-year interest rate swap agreement to fix the LIBOR rate component of $15 million of our variable rate U.S. dollar long-term debt at 2.05 percent, which had the effect of fixing our interest rate, including margin, at 2.75 percent on $15 million of our debt through January 31, 2005. These interest rate swap contracts were designated as cash flow hedges and we applied the short-cut method treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, we assumed there was no ineffectiveness of these hedge contracts, and accordingly, no gain or loss was recorded in the income statement relative to the changes in fair value of these interest rate swap contracts, but instead the changes in fair value of the contracts were reflected in other comprehensive income (loss). The fair value balance was $0 and $(0.1) million as of December 31, 2004 and 2003, respectively, and was included in accumulated other comprehensive loss, net of tax, on our consolidated balance sheet. We have not entered into any other interest rate-related derivative contract agreements during the years covered by these financial statements. The weighted average effective interest rates on our 5-Year Revolvers were 2.4 percent, 2.5 percent and 5.3 percent for the years ended December 31, 2004, 2003 and 2002, respectively.

5-Year Revolvers.   At December 31, 2004, we had $112.8 million available on our 5-Year Revolvers in the United States and France under the Credit Agreement, of which $72.1 million was outstanding at December 31, 2004. These facilities permit borrowing at competitive interest rates and are available for

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

general corporate purposes. We pay commitment fees on the unused portion of these 5-Year Revolvers at an annual rate of 0.35 percent and may cancel all or a portion of the unused facilities without penalty at any time prior to their expiration.

364-Day Revolvers.   At December 31, 2004, we had $26.3 million available on our 364-Day Revolvers in the United States and France under the Credit Agreement, of which $16.3 million was unused. These facilities permit borrowing at competitive interest rates and are available for general corporate purposes. Effective January 27, 2005, we renewed these short-term facilities to January 26, 2006. We pay commitment fees on the unused portion of these 364-Day Revolvers at an annual rate of 0.25 percent and may cancel all or a portion of the unused facilities without penalty at any time prior to their expiration.

French Employee Profit Sharing

At both December 31, 2004 and 2003, long-term debt other than the 5-Year Revolvers primarily consisted of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended as to whether to invest the funds in a financial institution or to invest the funds with their respective employer. To the extent that funds are invested with us, these amounts bear interest at the 5-year treasury note rate in France, 4.47 percent and 4.41 percent at December 31, 2004 and 2003, respectively, and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

Bank Overdraft and Other

We also had other uncommitted bank credit facilities, or bank overdrafts, available totaling $33.6 million, of which $9.0 million was outstanding at December 31, 2004 and reported as current debt on the consolidated balance sheet. No commitment fees are paid on the unused portion of these facilities.

Other credit facilities consist of French segment debt from governmental and professional institutions primarily related to environmental capital improvements. This debt has deferred capital repayment terms and interest rates of zero percent.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal Repayment

Under our Credit Agreement, we select an “interest period” for each of our borrowings under our 5-Year Revolvers. Being a revolving credit arrangement, we can repay such borrowings and borrow again at a subsequent date if we choose to do so, providing us more flexibility and more efficient use of any excess cash than was possible under our previous term loan arrangements. At year-end 2004, we believed that we will repay the full amounts outstanding under our 5-Year Euro Revolver during 2005 and therefore appropriately reflected those amounts as current debt. While we have the ability to extend those borrowings beyond 2005 by filing notices of continuation, we do not expect to do so and therefore expect the amounts to be due and payable during 2005 and expect to make such repayments. By contrast, we expect to continue to file notices of continuation related to our 5-Year U.S. Revolver borrowings outstanding at December 31, 2004 such that those amounts are not expected to be repaid prior to the January 31, 2007 expiration date of the Credit Agreement, and therefore presented those obligations as expected to be repaid in 2007. Following are the expected maturities for our debt obligations as of December 31, 2004 (dollars in millions):

2005	$ 50.9
2006	3.8
2007	49.3
2008	4.9
2009	4.2
Thereafter	0.8
$ 113.9

Fair Value of Debt

At December 31, 2004 and 2003, the estimated fair value of our current and long-term debt approximated the carrying amount. These fair values were based on quoted market prices for the same or similar debt or on current rates offered to us for obligations with the same maturities.

Note 4 Income Taxes

An analysis of the provision (benefit) for income taxes follows (dollars in millions):

	For the Years Ended December 31,
	2004	2003	2002
Current income taxes
U.S. Federal	$ 2.1	$ 1.2	$ 0.1
U.S. State	0.3	0.2	—
Foreign	7.6	6.4	12.2
	10.0	7.8	12.3
Deferred income taxes:
U.S. Federal	(5.8)	(3.2)	(1.6)
U.S. State	(0.8)	(0.4)	(0.3)
Foreign	8.7	7.8	6.7
	2.1	4.2	4.8
Total	$ 12.1	$ 12.0	$ 17.1

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income before income taxes included income of $60.8 million in 2004, $54.8 million in 2003 and $61.9 million in 2002 from operations outside the United States.

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows (dollars in millions):

	For the Years Ended December 31,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rate	$ 19.4	35.0%	$ 18.0	35.0%	$ 19.3	35.0%
Valuation allowance adjustments	(1.5)	(2.7)	(3.2)	(6.2)	(2.3)	(4.2)
Decreased French tax rate for 2005 and beyond	(1.0)	(1.8)	—	—	—	—
Favorable court decision in French tax bond case	(0.7)	(1.3)	—	—	—	—
Other foreign taxes, net	(3.5)	(6.3)	(2.4)	(4.7)	(0.3)	(0.5)
Other, net	(0.6)	(1.1)	(0.4)	(0.8)	0.4	0.7
Provision for income taxes	$ 12.1	21.8%	$ 12.0	23.3%	$ 17.1	31.0%

The comparison of our effective income tax rate in 2004 compared with 2003 was impacted by adjustments in 2004 to valuation allowances recorded against deferred income tax assets as a result of realization of foreign tax credit carryforwards utilized in our 2003 U.S. federal income tax return and changes in our expectations as to the realization of such assets due to changes in estimates of our U.S. income tax situation and an increase in the carryforward period of foreign tax credits from 5 years to 10 years provided in the American Jobs Creation Act of 2004. Additionally, we recorded income tax benefits from a decrease in the French statutory corporate income tax rate enacted in December 2004, which decreased from 35.3 percent for 2004 to 34.8 percent in 2005 and to 34.3 percent in 2006 and beyond, that reduced the net deferred income tax liability and from the recovery of prior year taxes in France related to a favorable November 2004 court ruling, which is described further on page 77.

The comparison of our effective income tax rate in 2003 compared with 2002 was impacted by net favorable deferred income tax valuation allowance adjustments of $3.2 million in 2003 and $2.3 million in 2002. The valuation allowance adjustments in 2002 were recorded primarily as a result of partial resolution of tax audits in our French operations, while the valuation allowance adjustments in 2003 were recorded as a result of the final settlement of tax audit assessments in France and by our improved ability to utilize foreign tax credits in the United States. Our U.S. income tax situation changed, in part, due to the effects of our having implemented certain tax elections, including the conversion from LIFO to FIFO inventory valuation for income tax purposes.

Included in the $3.5 million and $2.4 million favorable effects of other foreign taxes, net in 2004 and 2003, respectively, were net benefits of $3.0 million and $1.6 million, respectively, from restructuring of our foreign operations implemented in the second quarter of 2003, which provides net foreign tax deductions for which income tax benefits have been recognized.

We consider the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested or plan to repatriate such earnings only when tax-effective to do so. Accordingly, no provision for U.S. federal and state income taxes has been made thereon. Upon distribution of those earnings in the form of dividends,

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loans to the U.S. parent, or otherwise, we could be liable for both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to foreign tax authorities. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Deferred income tax assets (liabilities) were comprised of the following (dollars in millions):

	December 31,
	2004	2003
Current deferred income tax assets attributable to:
Inventories	$ 0.1	$ (0.9)
Postretirement and other employee benefits	1.7	2.0
Other accrued liabilities	3.0	4.0
Other	1.0	0.4
Net current deferred income tax assets	$ 5.8	$ 5.5
Noncurrent deferred income tax assets attributable to:
Operating loss and tax credit carryforwards	$ 10.8	$ 13.5
Postretirement and other employee benefits	16.6	14.0
Accumulated depreciation and amortization	(14.8)	(16.9)
Valuation allowances	(5.8)	(10.0)
Other	3.5	1.7
Net noncurrent deferred income tax assets	$ 10.3	$ 2.3
Noncurrent deferred income tax liabilities attributable to:
Accumulated depreciation and amortization	$ (55.7)	$ (45.1)
Operating loss and tax credit carryforwards	15.5	15.4
Postretirement and other employee benefits	3.4	4.5
Other	(2.5)	(1.1)
Net noncurrent deferred income tax liabilities	$ (39.3)	$ (26.3)

The net noncurrent deferred income tax assets relate to the U.S. and Spanish tax jurisdictions and the net noncurrent deferred income tax liabilities relate to the French, Brazilian, Indonesian and Canadian tax jurisdictions. Total deferred income tax assets were $54.7 million and $49.4 million at December 31, 2004 and 2003, respectively. Total deferred income tax liabilities were $77.9 million and $67.9 million at December 31, 2004 and 2003, respectively.

Under French tax law, net operating loss carryforwards, or NOLs, incurred through December 31, 1994 by SMF subsidiaries unrelated to our businesses were retained by SMF as of January 1, 1995 following SMF’s distribution of those subsidiaries to Kimberly-Clark in connection with the spin-off. In addition to SMF’s remaining NOLs, NOLs were generated during 2003 and 2004 by the SMH tax group in France and by SM-Spain since its formation in 1997.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the changes in our NOLs and the related noncurrent deferred income tax asset and valuation allowance for the years ended December 31, 2004, 2003 and 2002 (dollars in millions):

		Total	Valuation	Net
	NOLs	Asset	Allowance	Asset
Amount at December 31, 2001	$ 77.8	$ 27.5	$ (9.3)	$ 18.2
French and Spanish valuation allowance adjustments, net	—	—	2.9	2.9
2002 utilization, net of generated	(21.5)	(7.5)	(0.3)	(7.8)
Currency translation effect	10.7	3.7	(1.5)	2.2
Amount at December 31, 2002	67.0	23.7	(8.2)	15.5
French valuation allowance adjustments, net	(13.1)	(4.6)	6.9	2.3
2003 utilization, net of generated	(14.5)	(5.2)	—	(5.2)
Currency translation effect	11.0	3.8	(1.1)	2.7
Amount at December 31, 2003	50.4	17.7	(2.4)	15.3
2004 utilization, net of generated	(1.3)	(0.5)	(0.1)	(0.6)
Decrease in French income tax rate	—	(0.4)	—	(0.4)
Currency translation effect	4.0	1.5	(0.3)	1.2
Amount at December 31, 2004	$ 53.1	$ 18.3	$ (2.8)	$ 15.5

Under current tax laws governing the tax jurisdictions in which we have NOLs, remaining NOLs in France carry forward indefinitely and NOLs in Spain expire the later of 10 years subsequent to the year generated or 10 years subsequent to the first year of taxable income in Spain (which was 2000). Of the $53.1 million of NOLs still available at December 31, 2004, $6.5 million, $1.1 million and $0.3 million will expire in 2010, 2012 and 2014, respectively, if not utilized against taxable income in Spain. The remaining $45.2 million of NOLs are in France and have no expiration date. Valuation allowances related to NOLs in Spain totaled $2.8 million as of December 31, 2004, fully reserving the related deferred tax asset in Spain and reducing the net assets to zero, the amount which is estimated to be realizable through utilization of the NOLs. Although realization is not assured, we believe it is more likely than not that the net deferred tax asset of $15.5 million, all of which relates to the NOLs in France, will be realized. However, that amount could change if, among other considerations, estimates of future taxable income or income tax regulations or interpretations change during the carryforward periods.

The following table summarizes the deferred income tax assets related to operating loss (shown above) and tax credit carryforwards and associated valuation allowances as of December 31, 2004 (dollars in millions):

	Total	Valuation	Net
	Asset	Allowance	Asset
Net operating loss carryforwards	$ 18.3	$ (2.8)	$ 15.5
Foreign tax credit carryforwards	2.4	(1.8)	0.6
Federal research, U.S. states and Canadian provincial tax credit carryforwards	2.4	(1.2)	1.2
Federal AMT credit carryforwards	3.2	—	3.2
	$ 26.3	$ (5.8)	$ 20.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the NOLs above, we have generated foreign tax credits in excess of the amount of foreign tax credits utilized in our U.S. federal income tax returns, as well as federal research credits, certain state credits, primarily for investments in fixed assets in those states, and federal alternative minimum tax, or AMT, credits. The amount of cumulative excess foreign tax credits, including estimates of credits expected to be generated and utilized in 2004, totaled $2.4 million at December 31, 2004. These credits now carryforward 10 years from the date generated based on provisions of the American Jobs Creation Act of 2004, and because of this extended carryforward period, from the previous 5 year limit, and the current and forecasted profitability of our U.S. business operations, we currently foresee being able to realize a financial benefit from a portion of these foreign tax credits prior to their expiration. These assets were partially reserved at December 31, 2004 with a valuation allowance of $1.8 million. The federal research credits and various U.S. state and Canadian provincial tax credits are estimated to total $2.4 million as of December 31, 2004, of which we have estimated that $1.2 million of these credits will be realized prior to their expiration and thus have a valuation allowance of $1.2 million at December 31, 2004. Our federal AMT credits, related to our filed 2003 and prior year tax returns and our estimated 2004 AMT, totaled $3.2 million at December 31, 2004. These federal AMT credits carry forward indefinitely and no valuation allowance has been recorded.

Along with numerous other companies and banks in France, PdM was subject to a tax claim with respect to its purchase of certain bonds in 1988 which were represented by 2 selling banks as carrying specific tax benefits. The French taxing authority challenged the use by PdM of those benefits. In 1997, PdM fully accrued the assessed principal and interest following an unfavorable court decision and, while appealing the court decision, subsequently paid the $0.6 million final assessment in 2001 so that there was no remaining risk of penalties. In 2002, the French court reached a decision that companies such as PdM could pursue claims against the banks that sold the purportedly tax-advantaged bonds and subsequently PdM submitted the necessary information to the court to pursue claims against the selling banks, pending the outcome of PdM’s appeal against the French taxing authority. In November 2004, the Cour Administrative d’Appel de Nantes rendered a favorable decision to PdM overturning the 2001 final assessment and requiring refund of the principal and interest payments to PdM. Based on these favorable decisions, during the fourth quarter of 2004, we recorded an asset of $1.0 million for the refund of taxes and interest awarded by the court.

Note 5 Postretirement and Other Benefits

North American Pension and Postretirement Healthcare and Life Insurance Benefits

The U.S. segment has defined benefit retirement plans that cover substantially all full-time employees. Retirement benefits are based on either a cash balance benefit formula or a final average pay formula for certain employees who were “grandfathered” and retained retirement benefits under the terms of the plan prior to amendment of the plan to include a cash balance benefit formula. For employees under the cash balance formula, we annually credit to the employee’s account balance a retirement contribution credit, which is a percentage of the employee’s earnings based on age and years of vesting service in the plan, and an interest credit, based on the average yield for 30-year treasury bills. For employees under the final average pay formula, retirement benefits are based on years of service and generally on the average compensation earned in the highest 5 of the last 15 years of service. Our Canadian retirement benefit plan assets and liabilities are immaterial and therefore are not included in the following disclosures. Our U.S. employee pension plans accounted for approximately 70 percent of our total pension plan assets and total accumulated benefit obligations, as of December 31, 2004.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004, there were a total of 588 active employees covered by the plan’s final average pay benefit formula and 228 active employees covered by the plan’s cash balance benefit formula. There were also a total of 240 plan participants collecting monthly benefits under the plan’s final average pay benefit formula.

The. U.S. segment also has unfunded healthcare and life insurance benefit plans which cover substantially all of our retirees. Certain employees, who were “grandfathered” and retained benefits under the terms of our plans prior to certain past amendments, receive retiree healthcare coverage at rates we subsidize. For other eligible employees, retiree healthcare coverage access is offered at full cost to the retiree. The postretirement healthcare plans include a limit on our share of costs for current and future retirees. Our retiree life insurance plans are noncontributory. Our Canadian postretirement benefits liability is immaterial and therefore is not included in the following disclosures.

We use a measurement date of December 31 for our pension and other postretirement healthcare and life insurance benefit plans. The funded status of these U.S. plans as of December 31, 2004 and 2003 was as follows (our postretirement healthcare and life insurance benefit plans are unfunded) (dollars in millions):

	Pension Benefits		Healthcare and Life Insurance Benefits
	2004	2003	2004	2003
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$ 95.7	$ 87.4	$ 14.2	$ 13.1
Service cost	2.7	2.4	0.3	0.2
Interest cost	6.0	5.6	0.9	0.9
Actuarial losses	7.1	4.2	0.8	1.2
Participant contributions	—	—	0.2	0.1
Gross benefits paid	(4.0)	(3.9)	(1.7)	(1.3)
Projected benefit obligation at end of year	$ 107.5	$ 95.7	$ 14.7	$ 14.2
Change in Plan Assets:
Fair value of plan assets at beginning of year	$ 62.8	$ 49.9	$ —	$ —
Actual return on plan assets	6.9	9.7	—	—
Employer contributions	1.8	7.1	1.5	1.2
Participant contributions	—	—	0.2	0.1
Gross benefits paid	(4.0)	(3.9)	(1.7)	(1.3)
Fair value of plan assets at end of year	$ 67.5	$ 62.8	$ —	$ —
Funded status at end of year	$ (40.0)	$ (32.9)	$ (14.7)	$ (14.2)
Unrecognized actuarial losses	38.1	33.7	2.1	1.3
Unrecognized prior service cost and net transition obligation	(1.1)	(1.4)	(0.6)	(0.6)
Net accrued liability	$ (3.0)	$ (0.6)	$ (13.2)	$ (13.5)
Amounts recognized in the balance sheet consist of:
Accrued liability	$ (3.0)	$ (0.6)	$ (13.2)	$ (13.5)
Additional minimum liability	(27.5)	(23.9)	—	—
Accumulated other comprehensive loss	27.5	23.9	—	—
Net amount recognized in the balance sheet	$ (3.0)	$ (0.6)	$ (13.2)	$ (13.5)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The projected and accumulated pension benefit obligations exceeded the fair value of pension plan assets for all of our U.S. defined benefit pension plans as of December 31, 2004 and 2003, as follows (dollars in millions):

	2004	2003
Projected benefit obligation	$ 107.5	$ 95.7
Accumulated benefit obligation	97.6	86.4
Fair value of plan assets	67.5	62.8

Assumptions are used to determine our benefit obligations. The rate used to discount our projected future benefit obligations back to a present value is called the discount rate. The discount rate fluctuates from year to year based on current market interest rates for high-quality fixed-income investments. We also evaluate the expected average duration of our pension obligations in determining our discount rate. A change in the discount rate assumption of 0.25 percent would change our estimated 2005 U.S. pension expense by approximately $0.3 million. An assumed long-term rate of compensation increase is also used to determine the projected benefit obligations. The weighted average assumptions used to determine benefit obligations as of December 31, 2004 and 2003 were as follows:

	Pension Benefits		Healthcare and Life Insurance Benefits
	2004	2003	2004	2003
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	3.50%	3.50%	—	—

For purposes of measuring the postretirement healthcare benefit obligation, the following assumptions were used at December 31, 2004 and 2003:

	2004	2003
Health care cost trend rate assumed for next year	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2008	2008

A 1-percentage point increase or decrease in the healthcare cost trend rate would have a nominal effect on the total of the service and interest cost components of the postretirement benefit obligation, as well as the total postretirement benefit obligation, at December 31, 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Act, was enacted. The Act established a prescription drug benefit under Medicare, known as Medicare Part D, and a federal subsidy for sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We have concluded that the Act will not have a significant effect on the cost of our postretirement medical plans.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net pension and postretirement healthcare and life insurance benefit costs for U.S. employees for the years ended December 31, 2004, 2003 and 2002 were as follows (dollars in millions):

	Pension Benefits			Healthcare and Life Insurance Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$ 2.7	$ 2.4	$ 2.2	$ 0.3	$ 0.2	$ 0.2
Interest cost	6.0	5.6	5.5	0.9	0.9	0.9
Expected return on plan assets	(6.2)	(6.0)	(6.2)	—	—	—
Amortizations and other	1.8	0.5	(0.1)	(0.1)	(0.1)	(0.1)
Net periodic benefit cost	$ 4.3	$ 2.5	$ 1.4	$ 1.1	$ 1.0	$ 1.0

Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The expected long-term rate of return on plan assets is used to reduce the expected gross periodic cost of our benefits by that amount expected to be earned on assets of the plan. The expected long-term target rate of return on plan assets is based upon our projected investment mix of plan assets, the assumption that future returns will be close to the historical long-term rate of return experienced for equity and fixed income securities and a 10 to 15 year investment horizon, so that fluctuations in the interim should be viewed with appropriate perspective. A change in the long-term rate of return assumption of 0.50 percent would change our estimated 2005 U.S. pension expense by approximately $0.3 million. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Pension Benefits			Healthcare and Life Insurance Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.00%	6.50%	7.25%	6.00%	6.50%	7.25%
Expected long-term rate of return on plan assets	9.00%	8.75%	9.50%	—	—	—
Rate of compensation increase	3.50%	3.50%	3.50%	—	—	—

Our investment strategy with respect to our U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure the plans’ fiscal health. The primary goal of our pension plans is to maintain the highest probability of assuring future benefit payments to participants while providing growth of capital in real terms. To achieve this goal, the investment philosophy is to protect plan assets from large investment losses, particularly over time, while growing the assets as fast as prudently possible. While there cannot be complete assurance that the objectives will be realized, we believe that the likelihood of realizing the objectives is reasonably high based upon this investment philosophy. We have an investment committee that meets formally on a periodic basis to review the

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

portfolio returns and to determine asset mix targets. U.S. pension plan assets target allocation by asset category for 2005 and actual allocation by asset category at December 31, 2004 and 2003 were as follows:

Asset Category	2005 Target	at December 31, 2004	at December 31, 2003
Cash and cash equivalents	0%	0%	2%
Equity securities*	65	65	65
Fixed income securities	25	25	24
Other	10	10	9
Total	100%	100%	100%

*                    Target allocation for equity securities for 2005 includes 10 percent in international equity securities and 10 percent in domestic small company equity securities with the balance of the allocation in domestic large company equity securities. None of our pension plan assets are targeted for investment in SWM stock, except that it is possible that one or more mutual funds held by the plan could hold shares of SWM.

We expect the following estimated undiscounted future pension and postretirement healthcare and life insurance benefit payments, which are to be made from both pension plan and employer assets, net of amounts that will be funded from retiree contributions, and which reflect expected future service, as appropriate (dollars in millions):

	Pension Benefits	Healthcare and Life Insurance Benefits
2005	$ 4.5	$ 1.4
2006	4.9	1.4
2007	5.3	1.4
2008	5.6	1.3
2009	6.1	1.2
2010-2014	37.5	5.9

Although we will not be required to make cash contributions to our U.S. pension plan trust in 2005, we currently expect to contribute approximately $8 million during 2005 in order to help improve the funded status of these plans. We also expect to pay approximately $1.4 million during 2005 to cover our U.S. postretirement healthcare and life insurance benefit payments, as well as $0.1 million during 2005 to cover our supplemental employee retirement plan during the year.

French Pension Benefits

In France, employees are covered under a government-administered program. Also, our French operations sponsor retirement indemnity plans, which pay a lump sum retirement benefit to all of our permanent employees who retire. In addition, our French operations sponsor a supplemental executive pension plan, which is designed to provide a retirement benefit up to 65 percent of final earnings, depending upon years of service, and the formula for which the employee is eligible. As of December 31, 2004, there were a total of 178 active and 9 retired employees in the supplemental executive pension plan. Plan assets are principally invested in the general asset portfolio of a French insurance company. We currently expect to contribute approximately $7 million to our French pension plans during 2005 in order to help improve the funded status of these plans.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We use a measurement date of December 31 for our French pension plans. The funded status of these plans as of December 31, 2004 and 2003 was as follows (dollars in millions):

	2004	2003
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$ 38.5	$ 24.4
Service cost	1.8	1.5
Interest cost	1.9	1.7
Actuarial losses	1.7	6.4
Participant contributions	—	—
Gross benefits paid	(1.6)	(1.0)
Currency translation effect	3.3	5.5
Projected benefit obligation at end of year	$ 45.6	$ 38.5
Change in Plan Assets:
Fair value of plan assets at beginning of year	$ 16.0	$ 10.8
Actual return on plan assets	0.9	0.6
Employer contributions	9.0	3.6
Participant contributions	—	—
Gross benefits paid	(1.6)	(1.0)
Currency translation effect	2.0	2.0
Fair value of plan assets at end of year	$ 26.3	$ 16.0
Funded status at end of year	$ (19.3)	$ (22.5)
Unrecognized actuarial losses	20.6	18.2
Unrecognized prior service cost and net transition obligation	1.0	1.0
Net accrued liability	$ 2.3	$ (3.3)
Amounts recognized in the balance sheet consist of:
Accrued liability	$ (2.3)	$ (3.3)
Additional minimum liability	(12.5)	(9.5)
Intangible asset	0.9	0.5
Accumulated other comprehensive loss	8.5	7.2
Net amount recognized in the balance sheet	$ (0.8)	$ (5.1)

The projected and accumulated pension benefit obligations exceeded the fair value of pension plan assets for all of our French defined benefit pension plans as of December 31, 2004 and 2003, as follows (dollars in millions):

	2004	2003
Projected benefit obligation	$ 45.6	$ 38.5
Accumulated benefit obligation	36.4	29.2
Fair value of plan assets	26.3	16.0

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine our French pension benefit obligations as of December 31, 2004 and 2003 were as follows:

	2004	2003
Discount rate	5.75%	5.25%
Rate of compensation increase	3.50%	3.50%

The components of net periodic pension costs for French employees for the years ended December 31, 2004, 2003 and 2002 were as follows (dollars in millions):

	2004	2003	2002
Service cost	$ 1.8	$ 1.5	$ 1.1
Interest cost	1.9	1.7	1.2
Expected return on plan assets	(1.0)	(0.8)	(0.5)
Amortizations and other	1.0	0.8	0.5
Net periodic pension cost	$ 3.7	$ 3.2	$ 2.3

The weighted average assumptions used to determine net periodic benefit costs for the French pension plans for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Discount rate	5.25%	5.37%	5.75%
Expected long-term rate of return on plan assets	5.50%	5.25%	5.00%
Rate of compensation increase	3.50%	3.50%	3.00%

Brazilian Pension Benefits

In Brazil, employees are covered under a government-administered program.

Other Benefits

Substantially all of our U.S. employees have been given the opportunity to participate in a voluntary retirement savings plan. Under the plan, we match a portion of employee contributions. Employees may reallocate their respective account balances, including any balances in our common stock, amongst any number of the available investment choices under the plan provisions on a daily basis. Our cost under the plan reflected in the accompanying consolidated income statements was $1.0 million for 2004 and 2003 and $0.9 million for 2002. At December 31, 2004 and 2003, 500,000 shares of our common stock were reserved for issuance under the plan, none of which had been issued as of December 31, 2004. The shares may, at our option, be used to satisfy our liability for matching contributions.

We also provide U.S. executives, certain other key personnel and our directors the opportunity to participate in deferred compensation plans. Those participating employees can elect to defer a portion of their salaries and certain other compensation. Those participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as deferred stock unit credits. Our liability balance under these plans totaled $3.5 million and $2.4 million at December 31, 2004 and 2003, respectively, which is included on the consolidated balance sheet in Other Liabilities. In connection with these plans, as well as our supplemental retirement and severance plans, we have a grantor trust into which

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

we have contributed funds toward our future obligations under the various plans. Grantor trust investments are primarily in company-owned life insurance policies. The balance of grantor trust assets totaled $3.2 million and $2.2 million at December 31, 2004 and 2003, respectively, which is included in Other Assets on the consolidated balance sheet.

In accordance with French law, certain salaried employees in France may accumulate unused regular vacation and supplemental hours of paid leave that can be credited to an individual’s Compte Epargne Temps, or CET. The CET account may grow over an individual’s career and the hours accumulated may be withdrawn upon retirement or under other special circumstances at the individual’s then current rate of pay. The balance of our liability for this program reflected in the accompanying consolidated balance sheet in Other Liabilities was $5.1 million and $4.5 million at December 31, 2004 and 2003, respectively.

Note 6 Stockholders’ Equity

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.10 per share, and 10,000,000 shares of preferred stock, par value $0.10 per share. Each share of outstanding common stock and common stock issued after the date of this report will have attached to it, 1 right to purchase from us one one-hundredth (1/100) of a share of a series of preferred stock designated as the Series A Junior Participating Preferred Stock, or the Series A Preferred Stock, or a Right. Each Right entitles a shareholder to purchase from us one one-hundredth (1/100) of a share of the Series A Preferred Stock at a price of $65 per one one-hundredth (1/100) of a share, subject to certain anti-dilution adjustments. The Rights, however, become exercisable only at such time as a person or group acquires, or commences a public tender or exchange offer for, 15 percent or more of our common stock. The Rights have certain anti-takeover effects since they may cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since we may redeem them at $0.01 per Right at any time until a person or group has obtained beneficial ownership of 15 percent or more of the voting stock. The Rights will expire October 1, 2010, unless redeemed earlier by us.

The Series A Preferred Stock will be non-redeemable and, unless otherwise provided in connection with the creation of a subsequent series of preferred stock, will be subordinate to any other series of our preferred stock. Each share of Series A Preferred Stock will be entitled to receive when, as and if declared, a quarterly dividend in an amount equal to the greater of $1 per share or 100 times the cash dividends declared on our common stock. In addition, the Series A Preferred Stock is entitled to 100 times any non-cash dividends (other than dividends payable in shares of common stock or a subdivision of the outstanding shares of common stock) declared on the common stock, in like kind. In the event of liquidation, the holders of the Series A Preferred Stock will be entitled to receive a liquidation payment in an amount equal to the greater of $100 per share or 100 times the payment made per share of common stock. Each share of Series A Preferred Stock will have 100 votes, voting together with the common stock. In the event of any merger, consolidation or other transaction in which common shares are exchanged, each share of Series A Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. The rights of the Series A Preferred Stock as to dividends, liquidation and voting are protected by antidilution provisions.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Participation Plan

Our Equity Participation Plan provides that eligible employees may be granted stock options which, when exercised, give the recipient the right to purchase our common stock at a price no less than the “fair market value” (as defined in the Equity Participation Plan) of such stock at grant date. Options awarded under the Equity Participation Plan only become exercisable after specified periods of employment after the grant thereof (30 percent after the first year, 30 percent after the second year and the remaining 40 percent after the third year). Generally, such options expire 10 years subsequent to the date of grant. At December 31, 2004, 2,235,000 shares of our common stock were reserved under the Equity Participation Plan. At December 31, 2004, there were 242,060 shares available for future awards.

The following table presents stock option activity for the years 2004, 2003 and 2002:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	1,585,639	$ 19.99	1,418,506	$ 19.20	1,280,060	$ 18.37
Granted	187,900	30.24	228,200	24.60	277,150	23.03
Forfeited	(5,000)	23.19	(4,150)	19.05	(18,200)	26.57
Exercised	(408,146)	19.49	(56,917)	19.03	(120,504)	18.29
Outstanding at end of year	1,360,393	21.54	1,585,639	19.99	1,418,506	19.20
Options exercisable at year-end	904,943	$ 19.02	1,087,874	$ 18.52	995,625	$ 18.25
Weighted-average per share fair value of options granted during the year	$ 9.86		$ 7.83		$ 6.95

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted-		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$13.00 to $15.91	387,077	4.1 years	$ 15.52	387,077	$ 15.52
$19.35 to $20.90	172,466	6.0	19.38	172,466	19.38
$21.06 to $25.97	609,450	6.2	23.22	341,900	22.64
$28.19 to $34.00	191,400	8.9	30.31	3,500	34.00
$13.00 to $34.00	1,360,393	6.0 years	$ 21.54	904,943	$ 19.02

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Plan

Effective December 1999, we established a Restricted Stock Plan which is intended to promote our long-term financial success by attracting and retaining outstanding executive personnel and to motivate such personnel by means of restricted stock grants. The Compensation Committee of our Board of Directors selects participants and establishes the terms of any grant of restricted stock. Our Restricted Stock Plan provides that such a grant immediately transfers ownership rights in shares of our common stock to the recipient of the grant, including the right to vote the shares and to receive dividends thereon, at a share price established by the Compensation Committee in its discretion. The recipient’s continued ownership of and right to freely transfer the restricted stock is subject to such conditions on transferability and to such risks of forfeiture as are established by the Compensation Committee at the time of grant, which may include continued employment with us for a defined period, achievement of specified management performance objectives or other conditions established by the Compensation Committee. The number of shares, which may be issued under this Restricted Stock Plan, is limited to the lesser of 1,000,000 shares or the number of treasury shares held by us as of the date of any grant. No single participant may be awarded, in the aggregate, more than 50 percent of the shares authorized to be issued under the Restricted Stock Plan. As of December 31, 2004, 84,000 restricted shares had been issued under the Restricted Stock Plan most of which do not vest until 4 years of service from the date of the grant. As of December 31, 2004, 54,000 shares of issued restricted stock were not yet vested. The number of shares available for future awards is limited, as of December 31, 2004, to 916,000.

Basic and Diluted Shares Reconciliation

A reconciliation of the average number of common shares outstanding used in the calculations of basic and diluted net income per share follows (in thousand’s):

	December 31,
	2004	2003	2002
Average number of common shares outstanding	14,842.0	14,738.3	14,853.5
Dilutive effect of:
—stock options	499.9	318.1	317.9
—restricted stock	61.6	66.6	60.0
—directors’ deferred stock compensation	18.8	15.3	11.2
Average number of common and potential common shares outstanding	15,422.3	15,138.3	15,242.6

There were stock options outstanding that were not included in the calculation of diluted net income per share because their exercise price was greater than the average market price of the Company’s common stock during the respective periods, as summarized below (shares in thousand’s):

	December 31,
	2004	2003	2002
Average number of share equivalents not included	9.5	115.1	79.8
Weighted-average option price per share	$33.78	$24.91	$24.18
Expiration date of options	2008 to 2014	2006 to 2013	2006 to 2012
Options outstanding at year-end not included	3.5	6.5	8.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 Commitments and Contingencies

Leases

Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2004 are less than $1.4 million annually over the next 5 years and thereafter. Rental expense under operating leases was $4.9 million for 2004 and $4.3 million for both 2003 and 2002.

Other Commitments

A vendor of PdM operates a calcium carbonate plant on-site at the Quimperle, France mill. Under the terms of the agreement, which is currently scheduled to expire at the end of 2009, the annual minimum contractual commitment is at a quantity and price which would require $3.2 million of calcium carbonate purchases. Under this agreement, the net raw material price expected to be paid is less than the net price at which the raw material could otherwise be purchased, and thus the commitment is not expected to result in a loss. Our purchases for the mill in Quimperle were less than the minimum annual commitment level during 2002, which resulted in a dispute over invoice prices. PdM undertook efforts to mitigate the issues associated with the use of the slurry-form calcium carbonate, which is produced at the plant, such that PdM purchased the minimum annual commitment in 2003 and 2004. During the fourth quarter of 2004, a tentative agreement was reached with this vendor. This tentative agreement resolves disputed invoices regarding prior year per unit prices of calcium carbonate and extends the current agreement for an additional 5 years beyond the current 2009 expiration.

We enter into certain other immaterial contracts from time to time for the purchase of certain raw materials. We also enter into certain contracts for the purchase of equipment and related costs in connection with our ongoing capital projects, which, at December 31, 2004, totaled $1.9 million.

We operate at our Lee Mills facility a machine that is owned by Kimberly-Clark. Ownership of the machine was retained by Kimberly-Clark in the 1995 spin-off of Schweitzer-Mauduit, International, Inc. as it operates solely for the purpose of producing a proprietary product used as an in-process material by Kimberly-Clark. Under the contract for our continued operation, the current term of which is scheduled to expire in December 2009, we essentially invoice Kimberly-Clark the actual costs of operating the machine, including allocations of indirect and fixed overhead costs. While certain of such costs could be eliminated if the contract is not renewed or is otherwise terminated, we may be unable to eliminate a portion of the approximately $2 million of indirect and fixed overhead costs that are currently absorbed by that operation.

As of December 31, 2004, we had issued guarantee instruments in connection with certain agreements and as required by regulatory agencies in connection with certain of our ongoing obligations, as follows: (i) We issued a surety bond to the State of Massachusetts beginning in 1998 in the principal amount of $1.5 million related to our ongoing obligation for post-closure monitoring and maintenance of a landfill site. This surety bond has been replaced with a letter of credit for the same principal amount effective April 2003. We have a liability recorded at December 31, 2004 of $0.4 million based on our current estimate of the remaining costs to perform such post-closure care. (ii) Since 1995, we have issued an annual letter of credit to an insurance company, the current principal amount of which was $1.2 million as of December 31, 2004, in connection with our administration of our workers compensation claims in the United States, for which we have recorded a liability of $1.2 million at December 31, 2004. (iii) We began issuing a letter of credit to the Township of East Brunswick, New Jersey beginning in 1988, the current

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

principal amount of which was $0.5 million as of December 31, 2004, in connection with our long-term obligation related to the municipality’s recovery of the cost of installation of a water line to our Spotswood mill, for which we have a recorded liability of $0.5 million at December 31, 2004. (iv) We have certain other letters of credit and surety bonds outstanding at December 31, 2004, which are not material either individually or in the aggregate.

Litigation

Imposto sobre Circulação de Mercadorias e Serviços Matter

Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, a form of value-added tax in Brazil, was assessed to SWM-B in December of 2000. SWM-B received 2 assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS taxes from January 1995 through November 2000, which together with interest and penalties totaled approximately $13.6 million based on the foreign currency exchange rate at December 31, 2000, collectively the Assessment.

The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. One of the 2 assessments, estimated at December 31, 2000 at approximately $9.1 million, related in part to tax periods that predated our acquisition of Pirahy and is covered in part by an indemnification from the sellers of Pirahy, or Assessment 1. The second assessment pertains exclusively to periods that SWM-B owned the Pirahy mill, or Assessment 2. While SWM-B is primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owner under the indemnification.

SWM-B contests the Assessment based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers used in the production of books, newspapers and periodicals, or immune papers, and the raw material inputs used to produce immune papers. SWM-B further contends that the statutory provision relied on by the State of Rio de Janeiro to argue that ICMS tax credits generated in the course of the production of immune papers must be reversed rather than applied to other ICMS taxes owed violates the Brazilian Federal Constitution and the legal principle of “non-cumulativity” for ICMS tax set forth in Article 155, Section 2, II, of the Brazilian Federal Constitution of 1988. Additionally, SWM-B contends that the statutory provisions relied on by the government do not address “immunity” from the incidence of the ICMS tax, but are addressed to “exception” from the tax. This distinction is central to SWM-B’s further contention that the only exceptions permitted to the constitutionally mandated principle of non-cumulativity are for exemptions from tax and no exceptions from this principle are permitted in cases of immunity from tax.

The State of Rio de Janeiro tax authorities, based on appeals of the Assessment, reduced the original amount of Assessment 1 by approximately $1.6 million and denied our appeal of Assessment 2. Following these decisions at the administrative level, judicial actions captioned Schweitzer-Mauduit do Brasil S.A. vs State of Rio de Janeiro were filed in the Judiciary Branch of the 11th Public Treasury Court of the State of Rio de Janeiro to annul the tax and to enjoin enforcement pending final adjudication of the Assessment. The courts issued injunctions, which were upheld on appeal, against enforcement of the Assessment without the requirement for any bond or posting of other collateral by SWM-B, pending final determination of SWM-B’s action to annul the tax debits.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August and November 2003, the judges hearing the challenges in the State of Rio de Janeiro ruled in SWM-B’s favor in its suits to vacate Assessment 2 and Assessment 1, respectively, affirming the bases of SWM-B’s legal challenges of the Assessment. The State of Rio de Janeiro automatically appealed these favorable decisions. On May 4, 2004, the 1st Civil Chamber of the Court of Appeals of the State of Rio de Janeiro entered an order, published on June 7, 2004, granting the State of Rio de Janeiro’s appeal of the lower court’s decision annulling Assessment 2 against SWM-B. The appellate court reached its decision based on a majority vote of the 3-judge panel, with 1 judge issuing a written dissenting opinion. In June 2004, SWM-B filed a motion and supporting brief with the appellate court for a rehearing en banc. On August 24 2004, the 9th Civil Chamber of the Court of Appeals of the State of Rio de Janeiro entered an order, published on October 29, 2004, denying the State of Rio de Janeiro’s appeal of the lower court’s decision annulling Assessment 1 against SWM-B. The State of Rio de Janeiro automatically appealed this favorable decision.

SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, the final resolution of this matter may entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years. Based on the foreign currency exchange rate at December 31, 2004, the Assessment, as reduced in August 2001, totaled approximately $14.0 million as of December 31, 2004, of which approximately $6.4 million is covered by the above-discussed indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

In February 2004, SWM-B filed suit against the State of Rio de Janeiro to recover ICMS credits previously reversed in 2000 following receipt of the Assessment. After the Assessment was filed against us, SWM-B changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of having received the August and November 2003 favorable lower court rulings to the above Assessment 2 and Assessment 1, respectively, SWM-B petitioned the court for permission to offset overpaid ICMS taxes against current tax liabilities. SWM-B believes it has a reasonable chance of success in this case. The amount of the claim totals approximately $1.5 million, based on the foreign currency exchange rate at December 31, 2004. During March 2004, the court rejected SWM-B’s claim, which decision SWM-B has appealed. As of December 31, 2004, no asset has been recorded for this potential recovery.

Indemnification Matters

In connection with our spin-off from Kimberly-Clark in 1995 and pursuant to the resulting Transfer, Contribution and Assumption Agreement and the related Distribution Agreement between us and Kimberly-Clark dated October 23, 1995, we undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to us that were not identified as excluded liabilities in the above-mentioned agreements. To date, no claims which we deem material to our financial condition or results of operations have been tendered to us under this indemnification that have not been previously disclosed. As of the date of these financial statements, there are no claims pending under this indemnification that we deem to be material.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General Matters

We are involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without a material adverse effect on our consolidated financial statements.

Environmental Matters

Our operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of our operations expose us to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. While we have incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental laws and regulations, we believe that our future cost of compliance with environmental laws, regulations and ordinances, and our exposure to liability for environmental claims and our obligation to participate in the remediation and monitoring of certain hazardous waste disposal sites, will not have a material adverse effect on our financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by us (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on our financial condition or results of operations.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, Brazil, Indonesia and Canada. For these purposes, we incurred total capital expenditures of $2.1 million in 2004, and anticipate that we will incur approximately $1 million in both 2005 and 2006, of which no material amount is the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

Note 8 Segment Information

General Information

We operate and manage our business based on the geographical location of our primary manufacturing operations: the United States, France and Brazil. These business segments manufacture and sell cigarette, plug wrap and tipping papers, used to wrap various parts of a cigarette, reconstituted tobacco products and paper products used in cigarette packaging. While the products are similar in each segment, they vary based on customer requirements and the manufacturing capabilities of each location. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

Tobacco industry products comprised 93 percent of our consolidated net sales in the periods presented. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

Information about Sales, Profit and Assets

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). We primarily evaluate segment performance and allocate

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

resources based on operating profit (loss) that represents revenue less operating and nonmanufacturing expenses.

For purposes of the segment disclosure in the following tables, the term “United States” includes operations in the United States and Canada. The Canadian operations only produce flax fiber used as a raw material in the U.S. operations. The term “France” includes operations in France and Indonesia beginning in 2004 because the results of the Indonesian operation, which was acquired in February 2004, are not material for segment reporting purposes and since sales of the Indonesian business are primarily of product sold under a trademark of one of our French businesses and are coordinated with sales of our French operations in southeast Asia. Sales of products between segments are made at market prices and elimination of these sales are referred to in the following tables as intersegment sales. Expense amounts not associated with segments are referred to as unallocated expenses. Assets reported by segment represent assets which are directly used by that segment. Unallocated items and eliminations, net include immaterial balances of our holding company in Spain.

(dollars in millions)

	Net Sales
	2004		2003		2002
France	$ 427.0	65.0%	$ 352.9	62.3%	$ 292.1	58.3%
United States	196.5	29.9	183.1	32.3	172.5	34.4
Brazil	50.2	7.6	44.9	7.9	44.2	8.8
Subtotal	673.7	102.5	580.9	102.5	508.8	101.5
Intersegment sales by
France	(11.2)	(1.7)	(11.2)	(2.0)	(3.4)	(0.7)
United States	(1.1)	(0.2)	(0.7)	(0.1)	(0.1)	—
Brazil	(3.9)	(0.6)	(2.1)	(0.4)	(3.9)	(0.8)
Subtotal	(16.2)	(2.5)	(14.0)	(2.5)	(7.4)	(1.5)
Consolidated	$ 657.5	100.0%	$ 566.9	100.0%	$ 501.4	100.0%

	Operating Profit						Total Assets
	2004		2003		2002		2004		2003
France	$60.1	104.1%	$53.6	99.4%	$53.4	95.0%	$425.1	59.3%	$382.0	60.1%
United States	0.9	1.6	2.0	3.7	(0.5)	(0.9)	229.0	31.9	211.5	33.3
Brazil	4.5	7.8	5.2	9.7	10.1	18.0	63.0	8.8	44.2	6.9
Subtotal	65.5	113.5	60.8	112.8	63.0	112.1	717.1	100.0	637.7	100.3
Unallocated items and eliminations, net	(7.8)	(13.5)	(6.9)	(12.8)	(6.8)	(12.1)	—	—	(1.8)	(0.3)
Consolidated	$57.7	100.0%	$53.9	100.0%	$56.2	100.0%	$717.1	100.0%	$635.9	100.0%

	Capital Spending						Depreciation and Amortization
	2004		2003		2002		2004		2003		2002
France	$21.2	45.4%	$ 7.8	84.6%	$20.9	69.0%	$20.0	54.8%	$14.7	47.9%	$11.3	42.5%
United States	12.7	27.2	8.3	9.0	5.5	18.1	14.4	39.5	14.2	46.2	13.8	51.9
Brazil	12.8	27.4	5.9	6.4	3.9	12.9	2.1	5.7	1.8	5.9	1.5	5.6
Consolidated	$46.7	100.0%	$92.0	100.0%	$30.3	100.0%	$36.5	100.0%	$30.7	100.0%	$26.6	100.0%

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about Geographic Areas

Long-lived assets, excluding deferred income tax assets and certain other deferred charges, were $278.8 million, $144.0 million and $40.5 million in France, the United States and Brazil, respectively, as of December 31, 2004, and $252.4 million, $144.6 million and $25.8 million in France, the United States and Brazil, respectively, at December 31, 2003.

For purposes of the geographic disclosure in the following table, net sales are attributed to geographic locations based on the location of our direct customers (dollars in millions).

	Net Sales
	2004	2003	2002
Europe and the former Commonwealth of Independent States	$ 288.4	$ 257.7	$ 216.0
United States	161.0	147.7	141.6
Asia/Pacific (including China)	117.6	81.3	70.6
Latin America	55.9	52.9	49.8
Other foreign countries	34.6	27.3	23.4
Consolidated	$ 657.5	$ 566.9	$ 501.4

Note 9 Major Customers

Two of our customers have accounted for a significant portion of our net sales in the periods presented in the financial statements, and the loss of one or both such customers, or a significant reduction in one or both of these customers’ purchases, could have a material adverse effect on our results of operations. Net sales to Philip Morris Incorporated, or Philip Morris, together with its affiliates and designated converters, accounted for 30 percent of total consolidated net sales for the years ended December 31, 2004 and 2003 and 28 percent for the year ended December 31, 2002. Net sales to B.A.T. Industries PLC, or BAT, together with its affiliates and designated converters, accounted for 18 percent of consolidated net sales for the year ended December 31, 2004 and 19 percent for each of the years ended December 31, 2003 and 2002. Each of our segments reported sales to these customers for each of the respective periods reported above.

We had sales to the minority shareholder of LTRI of $28.6 million, $23.3 million and $18.0 million in 2004, 2003 and 2002, respectively.

Our consolidated accounts receivable at December 31, 2004 and 2003 included balances from Philip Morris and BAT, together with their respective affiliates and designated converters. The percentage of these customers’ balances of consolidated accounts receivable is less than each of their respective percentages of consolidated net sales.

We perform ongoing credit evaluations on all of our customers’ financial condition and generally do not require collateral or other security to support customer receivables. A substantial portion of our consolidated accounts receivable are due from companies in the tobacco industry which has been and continues to be under substantial pressure from legal, regulatory and tax developments. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation, regulatory actions and additional taxes may have on the tobacco industry, its financial liquidity or relationships with its suppliers. Nor is it possible to predict what additional legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect the tobacco products industry in general.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 Supplemental Disclosures

Analysis of Allowances for Doubtful Accounts and Sales Discounts:
(dollars in millions)

	Balance at Beginning of Period	Charged to Expense	Write-offs and Discounts	Currency Translation	Balance at End of Period
As of December 31, 2004
Allowance for doubtful accounts	$ 0.5	$ 0.1	$ (0.1)	$ —	$ 0.5
Allowance for sales discounts	—	0.1	(0.1)	—	—
Total	$ 0.5	$ 0.2	$ (0.2)	$ —	$ 0.5
As of December 31, 2003
Allowance for doubtful accounts	$ 0.5	$ 0.1	$ (0.2)	$ 0.1	$ 0.5
Allowance for sales discounts	—	0.1	(0.1)	—	—
Total	$ 0.5	$ 0.2	$ (0.3)	$ 0.1	$ 0.5
As of December 31, 2002
Allowance for doubtful accounts	$ 1.5	$ (0.1)	$ (0.6)	$ (0.3)	$ 0.5
Allowance for sales discounts	—	—	—	—	—
Total	$ 1.5	$ (0.1)	$ (0.6)	$ (0.3)	$ 0.5

Supplemental Cash Flow Information
(dollars in millions)

	For the Years Ended December 31,
	2004	2003	2002
Interest paid	$ 3.6	$ 3.0	$ 4.3
Interest capitalized	0.2	0.7	0.2
Income taxes paid(1)	9.8	9.8	10.6
Increase (Decrease) in cash and cash equivalents due to exchange rate changes	0.2	1.2	(0.2)

(1)          The SMF consolidated tax group paid only nominal amounts of minimum required income taxes in all periods presented due to net operating loss carryforwards retained in the 1995 spin-off.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 Quarterly Financial Information (Unaudited)

The following tables summarize our unaudited quarterly financial data for the years ended December 31, 2004 and 2003 (dollars in millions, except per share amounts):

2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$ 159.9	$ 161.6	$ 164.1	$ 171.9	$ 657.5
Gross Profit	29.1	29.6	31.6	31.8	122.1
Operating Profit	12.2	14.0	16.7	14.8	57.7
Net Income	$ 6.5	$ 8.7	$ 10.3	$ 10.9	$ 36.4
Net Income Per Share
Basic	$ 0.44	$ 0.58	$ 0.69	$ 0.74	$ 2.45
Diluted	$ 0.42	$ 0.56	$ 0.67	$ 0.71	$ 2.36

2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$ 135.7	$ 141.7	$ 142.1	$ 147.4	$ 566.9
Gross Profit	25.9	25.6	27.9	29.5	108.9
Operating Profit	12.6	11.5	15.8	14.0	53.9
Net Income	$ 6.9	$ 7.5	$ 10.8	$ 9.3	$ 34.5
Net Income Per Share
Basic	$ 0.46	$ 0.52	$ 0.73	$ 0.63	$ 2.34
Diluted	$ 0.45	$ 0.50	$ 0.72	$ 0.61	$ 2.28

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schweitzer-Mauduit International, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Atlanta, Georgia
March 7, 2005

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Last year the Chief Executive Officer submitted a Section 12(a) CEO certification to the NYSE and the Chief Executive Officer and Chief Financial Officer submitted the certification required under Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to the Form 10-K filed on March 11, 2004.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Schweitzer-Mauduit International, Inc. have been detected. As of December 31, 2004, we had no material weaknesses and no significant deficiencies based on our tests using the criteria set forth in Internal Control—Integrated `Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche, LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that Schweitzer-Mauduit International, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2004, 2003 and 2002 of the Company and our report dated March 7, 2005 expressed an unqualified opinion on those financial statements.

Atlanta, Georgia
March 7, 2005

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Directors and Executive Officers

Information concerning our directors is hereby incorporated by reference to our Proxy Statement, dated March 17, 2005. Information with respect to our executive officers is set forth on pages 10 and 11 in Part I of this Form 10-K under the caption, “Executive Officers.” Executive officers of Schweitzer-Mauduit are elected to hold office until the next annual meeting of the Board of Directors following the annual meeting of stockholders and until election of successors, subject to removal by the Board. There are no family relationships between any of the directors, or any of our executive officers.

Audit Committee Financial Expert

We have a standing audit committee, or the Audit Committee, in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of Messrs. Kujawa (Chairman), Caldabaugh and Jackson. The Board of Directors has determined that Messrs. Kujawa, Caldabaugh and Jackson are “independent” as defined under Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act and by the NYSE Independence Standards. The Board of Directors has also determined that Messrs. Kujawa, Caldabaugh and Jackson each qualify as an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10 percent of a registered class of our equity securities to file reports with the Securities and Exchange Commission regarding beneficial ownership of Common Stock and other equity securities of the Corporation. Officers, directors and greater than 10 percent stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a).

To our knowledge, based solely on a review of copies of such reports filed during the fiscal year ended December 31, 2004, all officers and directors timely complied with Rule 16(a). One greater than 10 percent beneficial owner, Mr. Thomas A. Russo, did not timely file a Form 3 reporting his acquisition of a 10 percent beneficial ownership interest and 25 Form 4 reports relating to 29 transactions in our Common Stock.

Code of Conduct

We have adopted a code of conduct, or the Code of Conduct, that applies to all of our directors, officers and U.S. employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Conduct is posted on our Web site at www.schweitzer-mauduit.com. Any waivers of, or changes to, the Code of Conduct will be posted on our Web site.

Item 11.   Executive Compensation

The information in the section of the 2005 Proxy Statement captioned “Executive Compensation,” except the item captioned “Compensation Committee Report,” is incorporated in this Item 11 by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the sections of the 2005 Proxy Statement captioned “Security Ownership of Management” and “Security Ownership of Certain Beneficial Holders” is incorporated in this Item 12 by reference.

Item 13.   Certain Relationships and Related Transactions

The information in the section of the 2005 Proxy Statement captioned “Certain Transactions and Business Relationships” is incorporated in this Item 13 by reference.

Item 14.   Principal Accountant Fees and Services

The information in the section of the 2005 Proxy Statement captioned “Audit Committee Report” is incorporated in this Item 14 by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)   Documents filed as part of this report:

1.   Consolidated Financial Statements

The following reports and financial statements are filed herewith on the pages indicated:

2.   Financial Statement Schedule

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

3.   Exhibits

Exhibit Number	Exhibit
2.1	Distribution Agreement between Kimberly-Clark Corporation and SWM dated October 23, 1995 (incorporated by reference to Exhibit 2.1 to Form 10/A Amendment 2, dated October 27, 1995).
2.2

Stock Purchase Agreement by and between SWM, Souza Cruz S.A. and Contab Participações Ltda. dated December 16, 1997 for the purchase of Companhia Industrial de Papel Pirahy (incorporated by reference to Exhibit 2.1 to Form 8-K, dated February 2, 1998).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10, dated September 12, 1995).
3.2	By-Laws, as amended on and through April 24, 2003 (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2003).
4.1	Form of Common Stock Certificate as of October 1, 2000 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000).
4.2	Rights Agreement Amended and Restated as of October 1, 2000 (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2000).
10.1	Transfer, Contribution and Assumption Agreement (incorporated by reference to Exhibit 10.1 to Form 10/A Amendment 2, dated October 27, 1995).
10.2	Employee Matters Agreement (incorporated by reference to Exhibit 10.3 to Form 10/A Amendment 2, dated October 27, 1995).
10.3	Tax Sharing Agreement (incorporated by reference to Exhibit 10.4 to Form 10/A Amendment 2, dated October 27, 1995).
10.4	Outside Directors’ Stock Plan Amended and Restated as of April 24, 2003 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2003).

10.5	Annual Incentive Plan Amended and Restated as of February 25, 1999 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 1998).
10.6	Equity Participation Plan Amended and Restated as of April 26, 2001 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2000).
10.7	Long-Term Incentive Plan effective as of January 1, 2001 (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2001).
10.8.1	Deferred Compensation Plan, Amended and Restated as of April 21, 2000 (incorporated by reference to Exhibit 10.8.1 to Form 10-Q for the quarter ended March 31, 2000).
10.8.2	Deferred Compensation Plan for Non-Employee Directors, effective April 1, 2000 (incorporated by reference to Exhibit 10.8.2 to Form 10-Q for the quarter ended March 31, 2000).
10.9	Restricted Stock Plan Amended and Restated as of January 17, 2003 (incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2003).
10.10	Supplemental Benefit Plan Amended and Restated as of February 25, 1999 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 1998).
10.11	Executive Severance Plan Amended and Restated as of February 24, 2000 (incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2000).
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

10.12.6

Amendment No. 3 to the Second Amended and Restated Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of August 11, 2003† (incorporated by reference to Exhibit 10.12.6 to Form 10-K for the year ended December 31, 2003).

* 10.12.7	Amendment No. 6 to the Second Amended and Restated Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of December 31, 2004.
* 10.12.8	Amendment No. 5 to the Amended and Restated Addendum to Fine Papers Supply Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc., effective as of December 31, 2004.

10.13

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

10.14.2	Amendment No. 1, dated January 30, 2003, to the Credit Agreement (incorporated by reference to Exhibit 10.14.2 to Form 10-K for the year ended December 31, 2002).
10.14.3	Amendment No. 2, dated January 29, 2004, to the Credit Agreement. (incorporated by reference to Exhibit 10.14.3 to Form 10-K for the year ended December 31, 2003).
* 10.14.4	Amendment No. 3, dated January 27, 2005, to the Credit Agreement.
* 10.15	Deferred Compensation Plan No. 2 for Non-Employee Directors
* 10.16	Deferred Compensation Plan No. 2, effective January 1, 2005
* 10.17	Summary of Non-Management Director Compensation
* 10.18	Summary of Executive Officer Compensation
* 10.19	Schweitzer-Mauduit International, Inc. Incentive Stock Option Agreement
* 10.20	Schweitzer-Mauduit International, Inc. Nonqualified Stock Option Agreement
* 10.21	Schweitzer-Mauduit International, Inc. Stock Option Agreement
* 10.22	Schweitzer-Mauduit International, Inc. Restricted Stock Agreement
14.1	Code of Conduct.
* 21	Subsidiaries of the Company.
* 23	Consent of Independent Registered Public Accounting Firm.
* 24	Powers of Attorney.
* 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.F

*                    Filed herewith.

†                    Exhibit has been redacted pursuant to a Confidentiality Request under Rule 24(b)-2 of the Securities Exchange Act of 1934.

F                 These Section 906 certifications are not being incorporated by reference into the Form 10-K filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
	By:	/s/ WAYNE H. DEITRICH
Wayne H. Deitrich
Chairman of the Board and
Chief Executive Officer
Dated: March 7, 2005		(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Position	Date
	/s/ WAYNE H. DEITRICH	Chairman of the Board and Chief Executive	March 7, 2005
	Wayne H. Deitrich	Officer (principal executive officer)
	/s/ PAUL C. ROBERTS	Chief Financial Officer and Treasurer	March 7, 2005
	Paul C. Roberts	(principal financial officer)
	/s/ WAYNE L. GRUNEWALD	Controller	March 7, 2005
	Wayne L. Grunewald	(principal accounting officer)
	*	Director	March 7, 2005
Claire L. Arnold
	*	Director	March 7, 2005
K.C. Caldabaugh
	*	Director	March 7, 2005
Laurent G. Chambaz
	*	Director	March 7, 2005
Richard D. Jackson
	*	Director	March 7, 2005
Leonard J. Kujawa
	*	Director	March 7, 2005
Jean-Pierre Le Hétêt
	*	Director	March 7, 2005
Larry B. Stillman
*By:	/s/ JOHN W. RUMELY, JR.		March 7, 2005
John W. Rumely, Jr.
Attorney-In-Fact