Form 10-Q
period 2005-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2005-05-06
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 15,191,257 shares of Common Stock, par value $0.10 per share, of the registrant outstanding as of May 2, 2005.

TABLE OF CONTENTS

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Report of Independent Registered Public Accounting Firm

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX
EX 15	Letter from Deloitte & Touch LLP regarding unaudited interim financial information
EX 31.1	Section 302 Certification of CEO
EX 31.2	Section 302 Certification of CFO
EX 32	Section 906 Certification of CEO and CFO

PART I

ITEM 1.     FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004

Net Sales	$160.6	$159.9
Cost of products sold	136.5	130.8

Gross Profit	24.1	29.1

Selling expense	6.2	7.3
Research expense	2.5	2.4
General expense	5.8	7.2
Total nonmanufacturing expenses	14.5	16.9

Operating Profit	9.6	12.2

Interest expense	1.3	1.0
Other income, net	0.6	—

Income Before Income Taxes and Minority Interest	8.9	11.2

Provision for income taxes	2.6	2.9

Income Before Minority Interest	6.3	8.3

Minority interest in earnings of subsidiaries	1.3	1.8

Net Income	$5.0	$6.5

Net Income Per Share

Basic	$0.33	$0.44

Diluted	$0.32	$0.42

Cash Dividends Declared Per Share	$0.15	$0.15

Weighted Average Shares Outstanding

Basic	15,010,100	14,823,300

Diluted	15,503,600	15,484,400

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2.0	$4.5
Accounts receivable	95.1	97.7
Inventories	134.7	119.6
Other current assets	11.4	9.9
Total Current Assets	243.2	231.7

Property, Plant and Equipment, net	435.4	453.2
Other Assets	32.1	32.2

Total Assets	$710.7	$717.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current debt	$67.0	$50.9
Accounts payable	57.7	71.3
Accrued expenses	76.5	76.7
Current deferred revenue	7.1	7.5
Total Current Liabilities	208.3	206.4

Long-Term Debt	62.0	63.0
Pension and Other Postretirement Benefits	44.5	47.8
Deferred Income Tax Liabilities	39.4	39.3
Deferred Revenue	34.2	35.9
Other Liabilities	16.8	18.7
Minority Interest	14.1	13.4

Total Liabilities	419.3	424.5

Stockholders’ Equity
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 16,078,733 shares issued; 15,161,953 and 14,946,650 shares outstanding at March 31, 2005 and December 31, 2004, respectively)	1.6	1.6
Additional paid-in-capital	63.7	63.3
Common stock in treasury, at cost, 916,780 and 1,132,083 shares at March 31, 2005 and December 31, 2004, respectively	(18.5)	(22.3)
Retained earnings	274.2	271.5
Unearned compensation on restricted stock	(0.4)	(0.5)
Accumulated other comprehensive loss, net of tax	(29.2)	(21.0)

Total Stockholders’ Equity	291.4	292.6

Total Liabilities and Stockholders’ Equity	$710.7	$717.1

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME (LOSS)

(dollars in millions, except per share amounts)

(Unaudited)

								Accumulated
			Additional					Other
	Common Stock Issued		Paid-In	Treasury Stock		Retained	Unearned	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Compensation	Income (Loss)	Total

Balance, December 31, 2003	16,078,733	$1.6	$61.5	1,275,465	$(21.9)	$244.0	$(0.7)	$(34.3)	$250.2

Net income for the three months ended March 31, 2004						6.5			6.5
Adjustments to unrealized foreign currency translation								(3.6)	(3.6)
Comprehensive income									2.9

Dividends declared ($0.15 per share)						(2.2)			(2.2)
Restricted stock issuances			0.1	(7,000)	0.1		(0.1)		0.1
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(672)	—				—
Tax benefit of options exercised			0.3						0.3
Issuance of shares for options exercised	—	—	0.6	(183,826)	3.2	—	—	—	3.8

Balance, March 31, 2004	16,078,733	1.6	62.5	1,083,967	(18.6)	248.3	(0.7)	(37.9)	255.2

Net income for the nine months ended December 31, 2004						29.9			29.9
Adjustments to minimum pension liability								(3.1)	(3.1)
Changes in fair value of derivative instruments								0.1	0.1
Adjustments to unrealized foreign currency translation								19.9	19.9
Comprehensive income									46.8

Dividends declared ($0.45 per share)						(6.7)			(6.7)
Purchases of treasury stock				273,356	(8.0)				(8.0)
Restricted stock issuances				1,000					—
Amortization of unearned compensation							0.2		0.2
Stock issued to directors as compensation				(1,920)	0.1				0.1
Tax benefit of options exercised			0.7						0.7
Tax benefit of restricted stock vesting			0.2						0.2
Issuance of shares for options exercised	—	—	(0.1)	(224,320)	4.2	—	—	—	4.1

Balance, December 31, 2004	16,078,733	1.6	63.3	1,132,083	(22.3)	271.5	(0.5)	(21.0)	292.6

Net income for the three months ended March 31, 2005						5.0			5.0
Adjustments to unrealized foreign currency translation								(8.2)	(8.2)
Comprehensive (loss)									(3.2)

Dividends declared ($0.15 per share)						(2.3)			(2.3)
Purchases of treasury stock				29,270	(1.0)				(1.0)
Restricted stock issuances				(3,500)	0.1				0.1
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(792)	—				—
Stock issued to directors from deferred compensation			0.1	(4,511)	0.1				0.2
Tax benefit of options exercised			0.5						0.5
Tax benefit of restricted stock vesting			0.1						0.1
Issuance of shares for options exercised	—	—	(0.3)	(235,770)	4.6	—	—	—	4.3

Balance, March 31, 2005	16,078,733	$1.6	$63.7	916,780	$(18.5)	$274.2	$(0.4)	$(29.2)	$291.4

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in millions)

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Operations
Net income	$5.0	$6.5
Non-cash items included in net income
Depreciation and amortization	9.8	8.8
Amortization of deferred revenue	(2.1)	(1.3)
Deferred income tax provision	(0.5)	0.8
Minority interest in earnings of subsidiaries	1.3	1.8
Other items	(0.7)	(3.8)
Net changes in operating working capital, excluding effects of acquisition	(27.0)	(27.3)

Cash Used for Operations	(14.2)	(14.5)

Investing
Capital spending	(3.5)	(8.0)
Capitalized software costs	—	(0.9)
Acquisitions, net of cash acquired	—	(8.4)
Other	(3.4)	(0.4)
Cash Used for Investing	(6.9)	(17.7)

Financing
Cash dividends paid to SWM stockholders	(2.3)	(2.2)
Changes in short-term debt	11.0	23.4
Proceeds from issuances of long-term debt	7.0	6.7
Payments on long-term debt	(0.4)	(0.4)
Purchases of treasury stock	(1.0)	—
Proceeds from exercise of stock options	4.3	3.8
Cash Provided by Financing	18.6	31.3

Decrease in Cash and Cash Equivalents	(2.5)	(0.9)

Cash and Cash Equivalents at beginning of period	4.5	3.7

Cash and Cash Equivalents at end of period	$2.0	$2.8

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.       GENERAL

Nature of Business

We are a multinational diversified producer of premium specialty papers headquartered in the United States of America and are the world’s largest supplier of fine papers to the tobacco industry. We manufacture and sell paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications.  The primary products include cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette, and reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging.  These products are sold directly to the major tobacco companies or their designated converters in North and South America, western and eastern Europe, Asia and elsewhere.

We are the premier manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, and the leading independent producer of RTL used in producing blended cigarettes.  We conduct business in over 90 countries and currently operate 10 production locations worldwide, with mills in the United States, France, Brazil and Indonesia.

Our manufacturing facilities have a long history of producing paper, which dates back to 1545. Our domestic mills led the development of the North American tobacco-related papers manufacturing industry, which was originated by Peter J. Schweitzer, Inc. and began as an importer of cigarette papers from France in 1908.

As used in this Quarterly Report on Form 10-Q, unless the context indicates otherwise, references to “we,” “us,” “our,” “SWM,” “Schweitzer-Mauduit” or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Schweitzer-Mauduit International, Inc. and our financial statements, we recommend reading these interim financial statements in conjunction with the audited financial statements for the year ended December 31, 2004, which are included in our 2004 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

Basis of Presentation

The accompanying unaudited consolidated financial statements and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission, or the SEC, and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.  However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.  The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 7, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of Schweitzer-Mauduit International, Inc. and our wholly owned, controlled majority-owned and financially controlled subsidiaries.  Minority interest represents minority stockholders’ proportionate share of the equity in LTRI Industries, or LTRI, and Schweitzer-Mauduit do Brasil S.A., or SWM-B.  All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, depreciable lives, sales returns, receivables valuation, pension, postretirement and other benefits, taxes and contingencies. Actual results could differ materially from those estimates.

Share-Based Incentive Compensation

Statement of Financial Accounting Standards, or SFAS, No. 123 “Accounting for Stock Based Compensation” defines a fair value based method of accounting for stock compensation, including stock options, to employees.  This statement provides entities a choice of recognizing related compensation expense by adopting the fair value method or to measure compensation using the intrinsic value method under Accounting Principles Bulletin, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”.  We have elected to continue to measure compensation cost for stock compensation based on the intrinsic value method under APB Opinion No. 25.  Payments in the form of our shares made to third parties, including our outside directors, are recorded at fair value based on the market value of our common stock at the time of payment.  Under APB Opinion No. 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.  SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires presentation of pro forma net income and earnings per share as if we had accounted for our employee stock compensation under the fair value method of that statement.

For purposes of the pro forma disclosures, the estimated fair value of the stock compensation is amortized to expense over the vesting period.  Under the fair value method, our net income and earnings per share would have been the pro forma amounts indicated below (dollars in millions):

	Three Months Ended,
	March 31, 2005	March 31, 2004
Net Income
As reported	$5.0	$6.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	0.3	0.3
Pro forma	$4.7	$6.2
Basic net income per share
As reported	$0.33	$0.44
Pro forma	$0.31	$0.42
Diluted net income per share
As reported	$0.32	$0.42
Pro forma	$0.30	$0.40

Recent Accounting Pronouncements

In December 2004, Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which revises SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income.  SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005.  See “Share-Based Incentive Compensation” above for the pro forma net income and net income per share amounts for the three months ended March 31, 2005 and 2004, where we used a fair-value-based method under SFAS 123 to measure compensation expense for employee stock incentive awards.  We are evaluating the requirements under SFAS 123R and expect to begin expensing stock options in 2006.

NOTE 2.  EARNINGS PER SHARE

Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding.  The average numbers of common shares used in the calculations of basic net income per common share for the three month periods ended March 31, 2005 and 2004 were approximately 15,010,100 and 14,823,300, respectively.  Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding.  The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three month periods ended March 31, 2005 and 2004 were approximately 15,503,600 and 15,484,400, respectively.  Potential common shares during the respective periods are those related to stock options and restricted stock outstanding and directors’ accumulated deferred stock compensation, which may be received by the directors in the form of stock or cash.  A reconciliation of the average number of common shares outstanding used in the calculations of basic and diluted net income per share follows (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Average number of common shares outstanding	15,010.1	14,823.3
Dilutive effect of:
- stock options	429.4	565.6
- restricted stock	48.2	77.8
- directors’ deferred stock compensation	15.9	17.7
Average number of common and potential common shares	15,503.6	15,484.4

Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods.  The average number of share equivalents resulting from these anti-dilutive stock options not included in the computations of diluted net income per share for the three month periods ended March 31, 2005 and 2004 were approximately 183,600 and 3,500, respectively.

NOTE 3.    INVENTORIES

The following schedule details inventories by major class (dollars in millions):

	March 31, 2005	December 31, 2004
Raw materials	$45.5	$47.8
Work in process	14.7	12.9
Finished goods	54.2	40.1
Supplies and other	20.3	18.8
Total	$134.7	$119.6

NOTE 4.    COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in various legal proceedings and disputes (see Note 7, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004).  There have been no material developments to these matters as described in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, Brazil, Indonesia and Canada.  For these purposes, we anticipate that we will incur capital expenditures of approximately $1 million in both 2005 and 2006, of which no material amount is the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

NOTE 5.    POSTRETIREMENT AND OTHER BENEFITS

We sponsor pension benefits in the United States, France and Canada and postretirement healthcare and life insurance benefits in the United States and Canada.  Our Canadian pension and postretirement benefits are not significant and therefore are not included in the following disclosures.

The components of net pension and postretirement healthcare and life insurance benefit costs for U.S. employees for the three month periods ended March 31, 2005 and 2004 were as follows (dollars in millions):

	Pension Benefits		Healthcare and Life Insurance Benefits
	2005	2004	2005	2004
Service cost	$0.7	$0.8	$0.1	$0.1
Interest cost	1.5	1.4	0.2	0.2
Expected return on plan assets	(1.6)	(1.6)	—	—
Amortizations and other	0.6	0.2	—	—
Net periodic benefit cost	$1.2	$0.8	$0.3	$0.3

The components of net pension costs in France for the three month periods ended March 31, 2005 and 2004 were as follows (dollars in millions):

	2005	2004
Service cost	$0.4	$0.4
Interest cost	0.4	0.4
Expected return on plan assets	(0.2)	(0.2)
Amortizations and other	0.2	0.2
Net periodic benefit cost	$0.8	$0.8

We made a total of $3.0 million of contributions to our pension plans through the first three months of 2005 and currently expect to make additional pension contributions during the remainder of 2005 of approximately $12 million.  We also made a total of $0.5 million of payments in the first three months of 2005 related to our U.S. postretirement healthcare and life insurance benefits, and expect to make additional payments during the remainder of 2005 of approximately $1 million.

NOTE 6.  SEGMENT INFORMATION

We operate and manage our businesses based on the geographical location of our primary manufacturing operations: the United States, France and Brazil.  These business segments manufacture and sell cigarette, plug wrap and tipping papers, used to wrap various parts of a cigarette, reconstituted tobacco products and paper products used in cigarette packaging.  While the products are similar in each segment, they vary based on customer requirements and the manufacturing capabilities of each location.  Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

Tobacco industry products comprised 91 and 93 percent of our consolidated net sales for the periods ended March 31, 2005 and 2004, respectively.  The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

For purposes of the segment disclosure in the following tables, the term “United States” includes operations in the United States and Canada.  The Canadian operation only produces flax fiber used as raw material in the U.S. operations.  The term “France” includes operations in France and Indonesia because the results of the Indonesian operation are not material for segment reporting purposes and since sales of the Indonesian business are primarily of products sold under a trademark of one of our French businesses and are coordinated with sales of our French operations in southeast Asia.  Sales of products between segments are made at market prices and elimination of these sales is referred to in the following tables as intersegment sales.  Expense amounts not associated with segments are referred to as unallocated expenses.

Net Sales

(dollars in millions)

	Three Months Ended
	March 31, 2005		March 31, 2004
France	$102.1	63.6%	$104.8	65.5%
United States	51.9	32.3	46.0	28.8
Brazil	13.5	8.4	11.9	7.4
Subtotal	167.5	104.3	162.7	101.7

Intersegment sales by
France	(5.5)	(3.4)	(2.4)	(1.5)
United States	(0.3)	(0.2)	(0.1)	—
Brazil	(1.1)	(0.7)	(0.3)	(0.2)
Subtotal	(6.9)	(4.3)	(2.8)	(1.7)
Consolidated	$160.6	100.0%	$159.9	100.0%

Operating Profit

(dollars in millions)

	Three Months Ended
	March 31, 2005		March 31, 2004
France	$10.8	112.5%	$13.9	113.9%
United States	(0.4)	(4.2)	(1.1)	(9.0)
Brazil	0.3	3.1	1.2	9.8
Unallocated	(1.1)	(11.4)	(1.8)	(14.7)
Consolidated	$9.6	100.0%	$12.2	100.0%

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2004. Our discussion of our results of operations and financial position includes various forward-looking statements about our markets, the demand for our products, and our future results. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to our business and our company, you should read the section entitled “Factors That May Effect Future Results” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying unaudited consolidated financial statements set forth certain information with respect to our financial position, results of operations and cash flows which should be read in conjunction with the following discussion and analysis.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide you with an understanding of our recent performance, our financial condition and our prospects.  The following will be discussed and analyzed:

•                  Executive Summary

•                  Recent Developments

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Other Factors Affecting Liquidity and Capital Resources

•                  Outlook

•                  Forward-Looking Statements

Executive Summary

Our first quarter 2005 net income was $5.0 million compared with net income of $6.5 million in the first quarter of 2004, a decline of 23 percent.  Diluted earnings per share were $0.32 compared with diluted earnings per share of $0.42 in the prior-year quarter, a 24 percent decrease.

Operating profit was $9.6 million, a decline of $2.6 million, or 21 percent, from the prior-year quarter.

Our gross profit margin was 15.0 percent compared with 18.2 percent in the prior-year quarter.

The decline in earnings compared with the first quarter of 2004 was the result of lower sales volumes, primarily related to the timing of reconstituted tobacco leaf sales, the inability to fully offset inflationary cost increases through either improved mill operations or higher selling prices, unfavorable currency impacts and a higher effective income tax rate.

Net sales totaled $160.6 million, essentially unchanged from the prior-year quarter.  The positive net sales impacts of currency exchange rates and changes in average selling prices were largely offset by the effects of lower sales volumes.

Capital spending totaled $3.5 million, compared with $8.0 million spent during the prior-year quarter.  Capital spending to implement our new cigarette paper manufacturing strategy has been completed.

Recent Developments

Philippines Acquisition

In November 2004, we announced that an agreement had been finalized whereby one of our subsidiaries will acquire the tobacco-related paper manufacturing assets of KCPI, a Philippines company.  The assets to be acquired include land, buildings, production equipment and related utilities and support assets.  The purchase price will be $11.3 million, subject to working capital adjustments. This transaction is subject to various governmental permitting and authorizations and is expected to close during the second quarter of 2005.

The acquisition of the tobacco-related paper manufacturing assets in the Philippines is consistent with our long-term strategy for operations in Asia.  This purchase will improve our ability to address the needs of our customers in both the Philippines and the southeast Asian market.  We plan to upgrade the production capabilities of the manufacturing equipment and the quality of the products being produced to better support the demand for tobacco-related papers in the region.  This acquisition is not expected to have a material impact on our financial results this year.

Lower Ignition Propensity Cigarettes

Regulations are being implemented in Canada that would require lower cigarette ignition propensity properties similar to regulations enacted last year in New York and proposed in several other states.  Canada’s regulations mandate an ignition propensity standard for all cigarettes manufactured or imported into Canada on or after October 1, 2005.  As a result, sales of cigarette papers for lower ignition propensity cigarettes are expected to increase mid-year in support of the Canadian introduction.

Jobs Creation Act

The American Jobs Creation Act of 2004, or AJCA, introduced a limited time 85 percent dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, or Repatriation Provision, provided certain criteria are met.  We do not expect to be able to complete our evaluation of the Repatriation Provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision.  In January 2005, the Treasury Department issued the first of a series of clarifying guidance documents related to this provision.  The range of possible amounts that we are considering for repatriation under this provision is between $0 and $30 million.  While we estimate that the related potential range of additional income tax is between $0 and $2 million, this estimate is subject to change following technical correction legislation that we believe is forthcoming from Congress.

Share-Based Payment

In December 2004, FASB, issued SFAS 123R, which revises SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income.  SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005.  See “Share-Based Incentive Compensation” above for the pro forma net income and net income per share amounts for the three months ended March 31, 2005 and 2004, where we used a fair-value-based method under SFAS 123 to measure compensation expense for employee stock incentive awards.  We are evaluating the requirements under SFAS 123R and expect to begin expensing stock options in 2006.

Results of Operations

This section presents a discussion and analysis of our first quarter 2005 net sales, operating profit and other information relevant to an understanding of the results of operations.  The following table represents the unaudited consolidated statements of operations for the periods indicated (dollars in millions)

	Three Months Ended
	March 31, 2005	March 31, 2004

Net Sales	$160.6	$159.9
Cost of products sold	136.5	130.8

Gross Profit	24.1	29.1

Selling expense	6.2	7.3
Research expense	2.5	2.4
General expense	5.8	7.2
Total nonmanufacturing expenses	14.5	16.9

Operating Profit	9.6	12.2

Interest expense	1.3	1.0
Other income, net	0.6	—

Income Before Income Taxes and Minority Interest	8.9	11.2
Provision for income taxes	2.6	2.9

Income Before Minority Interest	6.3	8.3
Minority interest in earnings of subsidiaries	1.3	1.8

Net Income	$5.0	$6.5

Net Income Per Share
Basic	$0.33	$0.44
Diluted	$0.32	$0.42

Three Months Ended March 31, 2005 Compared with the Three Months Ended March 31, 2004

	Three Months Ended			Consolidated
Net Sales (dollars in millions)	March 31, 2005	March 31, 2004	Percent Change	Sales Volume Change

France	$102.1	$104.8	(2.6)%	(12.1)%
United States	51.9	46.0	12.8	4.0
Brazil	13.5	11.9	13.4	6.7
Subtotal	167.5	162.7
Intersegment	(6.9)	(2.8)
Total	$160.6	$159.9	0.4%	(5.8)%

We reported net sales of $160.6 million in 2005 compared with $159.9 million in 2004.  The increase of $0.7 million consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$5.2	3.3%
Changes in selling prices and product mix	1.2	0.7
Changes in sales volumes (acquisition)	0.6	0.4
Changes in sales volumes (internal growth)	(6.3)	(4.0)
Total	$0.7	0.4%

•      An increase of $5.2 million, or 3 percent, in net sales relating to changes in currency exchange rates.  This was a direct result of a stronger euro versus the U.S. dollar.  The euro was approximately 5 percent stronger against the U.S. dollar, averaging 1.31 dollars per euro in 2005 as compared with 1.24 during 2004.  The Brazilian real was on average approximately 9 percent stronger versus the dollar.

•      Higher average selling prices had a favorable $1.2 million, or 1 percent, impact on the net sales comparison.  The improvement in average selling prices was primarily due to the mix of products sold, which more than offset lower individual product selling prices, primarily in our French operations.

•      Unit sales volumes declined by 6 percent compared with last year, having an unfavorable $5.7 million, or 4 percent, impact on the net sales comparison.

•      Sales volumes of the French segment declined 12 percent year-over-year, primarily as a result of lower sales of RTL products.  The decline in RTL sales volumes was caused by differences in the timing of customer orders.  First quarter of 2004 volumes included, in-part, a restocking of customer RTL inventories following start-up of new RTL production capacity at the end of 2003.

•      Brazil experienced increased sales volumes of 7 percent, compared with the first quarter of 2004.  This improvement was the result of increased sales of both tobacco-related and commercial and industrial papers.  Higher sales volumes were achieved in both the domestic Brazilian market and in exports.

•      Sales volumes in the United States increased by 4 percent due to increased sales volumes of commercial and industrial papers.  Sales of cigarette paper for lower ignition propensity cigarettes continued during the quarter.

Sales of tobacco-related products accounted for 91 percent of net sales for the quarter ended March 31, 2005, compared with the 93 percent for the prior-year quarter.

French segment net sales declined $2.7 million, or 3 percent, from 2004 to 2005.  The decline in sales volumes, in large part due to lower sales of RTL products, provided the majority of this decline.  The decline in RTL sales volumes was caused by differences in the timing of customer orders.  Lower sales volumes and lower product selling prices were partially offset by favorable currency exchange rates, a direct result of a stronger euro versus the U.S. dollar.

The U.S. segment realized increased net sales of $5.9 million, or 13 percent, compared with 2004.  Net sales of the U.S. segment increased as a result of increased sales volumes and higher selling prices, due to a partial recovery of inflationary cost increases and a more favorable mix of products sold.

Brazil realized an increase in net sales of $1.6 million, or 13 percent, compared with 2004.  The Brazilian segment’s sales increase was primarily due to increased sales volumes of tobacco-related and commercial and industrial papers.

Operating Expenses

(dollars in millions)

	Three Months Ended				Percent of Net Sales
	March 31, 2005	March 31, 2004	Change	Percent Change	2005	2004
Net Sales	$160.6	$159.9	$0.7	0.4%
Cost of products sold	136.5	130.8	5.7	4.3	85.0%	81.8%
Gross Profit	$24.1	$29.1	$(5.0)	(17.2)%	15.0%	18.2%

Gross profit was $24.1 million, a decrease of $5.0 million, or 17 percent, from the prior-year quarter.  The gross profit margin was 15.0 percent, declining from 18.2 percent in the first quarter of 2004.  The decline in both gross profit and gross profit margin was attributable to the decrease in sales volumes and significant inflationary cost increases.  Higher costs were incurred for purchased energy, wood pulp, purchased materials, labor rate and employee benefit expenses.  The weaker U.S. dollar versus both the euro and the Brazilian real also put pressure on the gross profit margin, since costs in both France and Brazil are primarily incurred in local currencies while selling prices are often linked to the U.S. dollar.

Higher purchased energy and increased wood pulp costs had an unfavorable $2.9 million impact during the quarter.  Purchased energy costs increased by $1.8 million compared with the first quarter of 2004, with higher energy costs experienced in all business units, primarily related to higher electricity, fuel oil and natural gas costs.  The U.S. list price of northern bleached softwood kraft pulp, a bell-weather pulp grade, increased from an average market list price of $600 per metric ton in the first quarter of 2004 to $670 per metric ton in the first quarter of 2005, a 12 percent increase.  The increase in per ton wood pulp costs increased our operating expenses by $1.1 million compared with the prior-year quarter.

percent increase.  The increase in per ton wood pulp costs increased our operating expenses by $1.1 million compared with the prior-year quarter.

Start-up costs totaling $0.6 million were incurred in the United States and Brazil related to rebuilt paper machines in support of our global sourcing strategy for cigarette papers compared with $0.4 million of start-up costs incurred in France during the prior-year quarter associated with a new RTL production line.

Nonmanufacturing Expenses

(dollars in millions)

	Three Months Ended				Percent of Net Sales
	March 31, 2005	March 31, 2004	Change	Percent Change	2005	2004
Selling expense	$6.2	$7.3	$(1.1)	(15.1)%	3.8%	4.6%
Research expense	2.5	2.4	0.1	4.2	1.6	1.5
General expense	5.8	7.2	(1.4)	(19.4)	3.6	4.5
Nonmanufacturing expenses	$14.5	$16.9	$(2.4)	(14.2)%	9.0%	10.6%

Nonmanufacturing costs declined by $2.4 million, or 14 percent, with lower general and selling expenses.  Nonmanufacturing expenses declined from 10.6 percent of net sales in the first quarter of 2004 to 9.0 percent in the current year quarter.  General expense was $1.4 million lower compared with the first quarter of 2004 as a result of decreases in compensation costs.  Selling expense declined by $1.1 million as a result of lower sales commissions in France associated with the drop in sales volumes and $0.9 million of expenses incurred in the prior-year quarter to close an administrative and sales office in Paris, France.

Operating Profit

(dollars in millions)

	Three Months Ended			Return on Net Sales
	March 31, 2005	March 31, 2004	Percent Change	2005	2004

France	$10.8	$13.9	(22.3)%	10.6%	13.3%
United States	(0.4)	(1.1)	N.M.	N.M.	N.M.
Brazil	0.3	1.2	(75.0)	2.2	10.1
Subtotal	10.7	14.0
Unallocated expenses	(1.1)	(1.8)
Total	$9.6	$12.2	(21.3)%	6.0%	7.6%

N.M.       Not Meaningful

Operating profit was $9.6 million for the quarter, a decline of $2.6 million, or 21 percent, from $12.2 million operating profit for the first quarter of 2004.  Operating profit return on sales was 6.0 percent compared with 7.6 percent in the first quarter of last year.  During the quarter, improved profitability in our U.S. operations was more than offset by lower operating profit in the French and Brazilian segments.

The French segment’s operating profit was $10.8 million for the quarter, $3.1 million, or 22 percent, less than the $13.9 million realized in the first quarter of 2004.  The decline was primarily due to:

•      Lower sales volumes, primarily related to the timing of RTL shipments.

•      Lower product selling prices and a less favorable sales mix.

•      Increased wood pulp, purchased energy, labor and purchased materials expenses.

•      Unfavorable currency impacts.

These factors were partially offset by:

•      Improved mill operations, including the absence of $0.4 million in start-up expense in the first quarter of 2004 associated with the RTL production line.

•      Lower nonmanufacturing costs, including the absence of $0.9 million in expense incurred in the first quarter of 2004 to close an administrative and sales office in Paris.

The U.S. business unit had a $0.4 million operating loss during the quarter, a $0.7 million improvement over the first quarter of 2004.  This improvement was related to:

•      Improved mill operations.

•      A better mix of products sold.

These gains were partially offset by:

•      Higher purchased energy, wood pulp, labor and employee benefit expenses.

•      Start-up expenses totaling $0.3 million incurred related to the operation of a cigarette paper machine at the Spotswood, New Jersey Mill that was rebuilt as part of our new cigarette paper manufacturing strategy and a rebuilt tipping paper machine at the Lee, Massachusetts mill that recommenced operations during the fourth quarter of 2004.

Brazil’s operating profit was $0.3 million during the quarter, a decline of $0.9 million from the first quarter of 2004.  This decrease was related to:

•                  Unfavorable currency impacts.

•                  Increased cost of sales, including increased purchased energy and labor expenses.

•                  Start-up costs of $0.3 million related to a rebuilt cigarette paper machine, which began operation in January of 2005.

These unfavorable items were partially offset by:

•                  Higher production and sales volumes.

•                  Lower nonmanufacturing expenses.

Non-Operating Expenses

Interest expense was $0.3 million higher during 2005 compared with the prior-year quarter because of higher interest rates and a higher average balance of debt outstanding.  The weighted average effective interest rates on our long-term revolving debt facilities were approximately 3.2 and 2.3 percent on March 31, 2005 and 2004, respectively.

Other income, net in 2005 consisted primarily of a gain on the sale of property to the Indonesian government, interest income, royalty income and foreign currency transaction gains and losses.

Income Taxes

Provision for income taxes reflected an effective income tax rate of 29 percent for the first quarter of 2005 compared with 26 percent for the first quarter of 2004.  The prior-year quarter benefited from utilization of foreign tax credits in the United States.

Minority Interest

Minority interest declined to $1.3 million from $1.8 million in 2004.  This $0.5 million, or 28 percent, decrease reflected lower earnings at LTRI, due to differences in the timing of customer orders.  LTRI is a French subsidiary which produces reconstituted tobacco leaf products and has a 28 percent minority owner.

Net Income and Earnings Per Share

Net income for 2005 was $5.0 million, a decline of $1.5 million, or 23 percent, from net income of $6.5 million in the first quarter of 2004.  Diluted earnings per share decreased by 24 percent to $0.32 compared with diluted earnings per share of $0.42 for the prior-year quarter.  The decline in both net income and diluted earnings per share was caused primarily by the lower operating profit and the higher effective income tax rate, partially offset by lower minority interest.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the pricing for our products, cost increases and changes in working capital.  While quarterly fluctuations occur, our annual cash flow from operations has been relatively stable historically, reflecting typically consistent demand for our products.  Our annual cash flow from operations has historically exceeded our requirements for capital spending and dividends to stockholders by at least $15 million each year, however, this was not the case in 2003 and 2004 due to capital spending and working capital requirements.

Cash Requirements

At March 31, 2005, we had net operating working capital of $100.3 million and cash and cash equivalents of $2.0 million, compared with net operating working capital of $73.3 million and cash and cash equivalents of $4.5 million at December 31, 2004. The increase in net operating working capital was primarily a result of increased inventories and decreased accounts payable. Based upon our existing cash and operating working capital levels, expected operating cash flows and capital spending, and availability of borrowings under our Credit Agreement and other credit facilities, we believe we have the necessary financial resources to satisfy our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities

(dollars in millions)

	Three Months Ended
	March 31, 2005	March 31, 2004

Net income	$5.0	$6.5
Non-cash items included in net income
Depreciation and amortization	9.8	8.8
Amortization of deferred revenue	(2.1)	(1.3)
Deferred income tax provision	(0.5)	0.8
Minority interest in earnings of subsidiaries	1.3	1.8
Other items	(0.7)	(3.8)
Net changes in operating working capital	(27.0)	(27.3)

Cash Used for Operations	$(14.2)	$(14.5)

Net cash used for operations was $14.2 million and $14.5 million for the quarters ended March 31, 2005 and 2004, respectively, a change of $0.3 million.  Depreciation and amortization increased $1.0 million during the quarter ended March 31, 2005 as compared with the quarter ended March 31, 2004 due to increased capital expenditures during 2004 and the stronger euro and Brazilian real versus the U.S. dollar.  Other items changed $3.1 million due to changes in pension funding, compensation payments and tax benefits of stock option and restricted stock deductions.

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

Operating Working Capital

(dollars in millions)

	Three Months Ended
	March 31, 2005	March 31, 2004
Changes in operating working capital
Accounts receivable	$2.6	$(7.2)
Inventories	(15.1)	—
Prepaid expenses	(1.8)	(2.2)
Accounts payable	(13.6)	(13.8)
Accrued expenses	(0.2)	(3.8)
Accrued income taxes	1.1	(0.3)
Net changes in operating working capital	$(27.0)	$(27.3)

In the first three months of 2005, changes in operating working capital contributed unfavorably to cash flow by $27.0 million due to higher inventories and lower accounts payable, partially offset by lower accounts receivable.  Inventories were higher at quarter-end 2005 compared with 2004 year-end due to increasing finished goods inventory levels and higher prices.  Accounts payable was lower at quarter-end 2005 compared with 2004 year-end as a result of payment of accounts payable in 2005 related to capital project and maintenance activity in the latter months of 2004, part of which was reflected in the December 31, 2004 accounts payable balance.  Accounts payable was lower at quarter-end 2004 compared with 2003 year-end as a result of payment of accounts payable in quarter-end 2004 related to capital project activity in the latter months of 2003, part of which was reflected in the December 31, 2003 accounts payable balance.

Cash Flows from Investing Activities

(dollars in millions)

	Three Months Ended
	March 31, 2005	March 31, 2004

Capital spending	$(3.5)	$(8.0)
Capitalized software costs	—	(0.9)
Acquisitions, net of cash acquired	—	(8.4)
Other	(3.4)	(0.4)
Cash Used for Investing	$(6.9)	$(17.7)

Cash used for investing activities in 2005 was below the prior-year quarter level and reflected lower capital spending and acquisitions.   In 2004, $8.4 million was spent to acquire a tobacco-related paper manufacturer in Indonesia.

Capital Spending

The following table summarizes capital spending by major project and year (dollars in millions):

	Three Months Ended
	March 31, 2005	March 31, 2004
RTL expansion project	$—	$2.0
Cigarette paper manufacturing strategy	0.4	1.8
Subtotal	0.4	3.8
Other capital projects	3.1	4.2
Total capital spending	$3.5	$8.0

Cigarette paper manufacturing strategy.  In April 2003, we announced a new cigarette paper manufacturing strategy.  In support of this strategy, $12.5 million of capital was spent to add cigarette paper manufacturing capacity at our mill in Brazil and $4.4 million of capital spending was incurred to rebuild a cigarette paper machine at our Spotswood mill.  These capital projects were completed during the first quarter of 2005.  Funding for this capital spending came from our internally generated funds and existing bank credit facilities.  This strategy is expected to result in improved product quality and productivity and will facilitate our global sourcing of customers’ requirements in order to take better advantage of our low-cost production capabilities, thereby improving our overall profitability.

Other capital projects.  In addition to the RTL expansion project and the cigarette paper manufacturing strategy, capital spending in the first quarter of 2004 included $0.6 million toward a new French sales office located in Spay, France.  No other single project accounted for more than $0.5 million of capital spending in the first three months of either 2004 or 2005.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, Brazil, Indonesia and Canada.  For these purposes, we anticipate that we will incur capital expenditures of approximately $1 million in both 2005 and 2006, of which no material amount is the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

We currently expect our annual capital spending to be approximately $30 million in both 2005 and 2006. We expect to finance these capital expenditures with internally generated funds.

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

In November 2004, we reached agreement to acquire the tobacco-related paper manufacturing assets of a business in the Philippines for $11.3 million, subject to working capital adjustments.  This acquisition is expected to be completed in the second quarter of 2005, after receipt of various governmental permits and authorizations.  This acquisition, combined with our Indonesian operation, will give us the ability to expand market share in the southeast Asian market.

Cash Flows from Financing Activities

(dollars in millions)

	Three Months Ended
	March 31, 2005	March 31, 2004

Cash dividends paid to SWM stockholders	$(2.3)	$(2.2)
Net changes in debt	17.6	29.7
Purchases of treasury stock	(1.0)	—
Proceeds from exercise of stock options	4.3	3.8
Cash Provided by Financing	$18.6	$31.3

Financing activities during the first three months of 2005 included borrowings of $18.0 million and repayments totaling $0.4 million for a net increase in debt of $17.6 million.  The proceeds from the increased debt were used to fund working capital requirements.  Other 2005 financing requirements included dividends paid to SWM stockholders and purchases of treasury stock.

Financing activities during the first three months of 2004 included borrowings of $30.1 million and repayments totaling $0.4 million for a net increase in debt of $29.7 million.  The proceeds from the increased debt were used to fund working capital, capital expenditures and the acquisition of the Indonesian business.

Dividend Payments

On April 28, 2005, we announced that the Board of Directors had declared a quarterly cash dividend of $0.15 per share of common stock.  The dividend will be payable on June 13, 2005 to stockholders of record on May 16, 2005.

We have declared and paid quarterly dividends of $0.15 per share since the second quarter of 1996.  We currently expect to continue this level of quarterly dividend.  Our Credit Agreement covenants require us to maintain certain financial ratios, none of which under normal business conditions materially limit our ability to pay such dividends, and we do not currently anticipate any change in business conditions of a nature that would cause future restrictions on dividend payments as a result of our need to maintain these financial ratios.

Debt Instruments and Related Covenants

(dollars in millions)

	Three Months Ended
	March 31, 2005	March 31, 2004
Changes in short-term debt	$11.0	$23.4
Proceeds from issuances of long-term debt	7.0	6.7
Payments on long-term debt	(0.4)	(0.4)
Net changes in debt	$17.6	$29.7

We maintain short-term and long-term credit facilities.  In addition to uncommitted bank overdrafts and lines of credit totaling approximately $39 million in the United States, France and Brazil, of which approximately $25 million was still available for borrowing as of March 31, 2005, we have credit facilities with a group of banks which include 364-day and 5-year committed revolving credit facilities in the United States and France, or the Credit Agreement.  At March 31, 2005, we had approximately $10 million still available for borrowing under our 364-day revolving Credit Agreement facilities, which are scheduled to expire January 26, 2006.  Additionally, at March 31, 2005, we had approximately $32 million still available for borrowing under our 5-year revolving Credit Agreement facilities, for which repayment of borrowings can be extended until maturity of the facility on January 31, 2007.

Under our Credit Agreement, interest rates are at market rates, based on the London interbank offered rate for U.S. dollar deposits, or LIBOR, for the U.S. dollar borrowings and the euro zone interbank offered rate for euro deposits, or EURIBOR, for the euro borrowings plus either (a) for 364-day revolver borrowings, applicable margin of either 0.65 percent per annum or 0.75 percent per annum, or (b) for five-year revolver borrowings, applicable margin of either 0.70 percent per annum or 0.80 percent per annum.  The applicable margin is determined in each instance by reference to our Net Debt to Equity Ratio, as defined in the Credit Agreement.

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require us to maintain certain defined financial ratios (as disclosed in Note 3 to our Consolidated Financial Statements in our 2004 Annual Report on Form 10-K, wherein the Credit Agreement is more fully described).  We do not currently anticipate any change in business conditions of a nature that would cause us to violate our covenants under the Credit Agreement.

Our total debt to capital ratios at March 31, 2005 and December 31, 2004 were 30 percent and 27 percent, respectively, both within our target range of 25 to 35 percent.

Interest Rate Swap.  Effective January 31, 2003, we entered into a 2-year interest rate swap agreement to fix the LIBOR rate component of $15 million of our variable rate U.S. dollar long-term debt at 2.05 percent, which had the effect of fixing our interest rate, including margin, at 2.75 percent on $15 million of our debt through January 31, 2005.  This interest rate swap contract was designated as a cash flow hedge and qualified for short-cut method treatment under SFAS No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  As such, we assumed there was no ineffectiveness of this hedge contract, and accordingly, no gain or loss was recorded in the income statement relative to the changes in fair value of this interest rate swap contract, but instead the changes in fair value of the contract were reflected in other comprehensive income (loss).  As of March 31, 2005, no interest rate-related derivative contract agreements had been entered into.

Share Repurchases

We repurchased a total of 29,270 shares of our common stock during the first quarter of 2005 at a cost of $1.0 million.  These share repurchases were made under a Board of Directors’ authorization covering the period January 1, 2005 through December 31, 2006 in an amount not to exceed $20.0 million.  Corporate 10b5-1 plans are used by us so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Stock Option Exercises

During the first three months of 2005, we received $4.3 million in proceeds from the exercise of stock options by employees, an increase of $0.5 million over $3.8 million in stock option exercise proceeds in the same period of the prior year.  Most of the options exercised were exercised by officers in accordance with previously filed 10b5-1 plans.  As part of our corporate governance activities, a policy was implemented in 2002 requiring that our Exchange Act Rule 16 reporting officers, and certain other officers that could be exposed to material non-public information by virtue of their positions, exercise their stock options through Exchange Act Rule 10b5-1 plans for transactions in stock that involve a market transaction.  Additional stock option exercises are likely to occur in the remaining nine months of 2005 and in 2006 as a result of such officers’ 10b5-1 plans.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits.  After being in a net overfunded position in 2000 and prior years, our U.S. and French pension plans changed to an underfunded status in 2001 as a result of the poor performance of the equities markets and lower interest rates that caused estimated future pension liabilities to increase because of the necessity to use a lower discount rate.  The underfunded pension status worsened during 2002 as still lower equities markets and interest rates more than offset our $6.5 million of pension contributions (see additional disclosure regarding our pension plans in Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004).  During 2003, interest rates continued to decline, but the equities markets improved and we made pension contributions of $10.7 million in the United States and France.  During 2004, long-term interest rates declined further, equities markets improved and we made pension contributions of $10.8 million in the United States and France.  As of December 31, 2004, these plans were still underfunded by $40 million as it relates to the associated accumulated pension benefit obligations.  We made pension contributions in the first quarter of 2005 of $3 million and in April 2005 we made an additional $2 million contribution.  We currently expect to make additional pension contributions during the remainder of 2005 of approximately $10 million and additional amounts in future years in the United States and France in order to help improve the funded status of these plans.  However, negative returns in the equities markets or even lower interest rates could further negatively impact the funded status of these plans.

Other Commitments Our mill in Quimperle, France has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals $3.2 million per year.  Our future purchases at this mill are expected to be at levels that exceed such minimum levels under the contract.  The current calcium carbonate contract expires in 2009, although a tentative agreement has been reached to extend the purchase agreement by an additional 5 years.

In March 2004, LTRI, our 72 percent indirectly owned subsidiary in France, entered into an agreement with an energy cogeneration supplier whereby the supplier will construct and operate a cogeneration facility at the LTRI mill and supply steam which will be used in the operation of the mill.  In April 2004, a similar agreement was entered into with the same supplier to install and operate a cogeneration facility at Papeteries de Mauduit S.A.S., or PdM.  These agreements are expected to reduce the energy cost of these mills.  The construction phase of each of these cogeneration facilities is expected to be completed late in 2005, with the supplier bearing the capital cost of both projects.  Following start-up of these facilities, LTRI and PdM will be committed to purchasing minimum annual amounts of steam generated by each of these facilities for a period of 15 years under the agreements.  These minimum annual commitments together will total approximately $3 million.  LTRI’s and PdM’s current and expected requirements for steam are at levels that exceed the minimum levels under the respective contracts.

Outlook

Consistent with recent historical trends, worldwide cigarette consumption is expected to increase at a rate of approximately one-half to one percent per year.  The anticipated decline in the production of cigarettes in developed countries is expected to be more than offset by increased cigarette production in developing countries that currently represent approximately 70 percent of worldwide cigarette production.  Age demographics and expected increases in disposable income are expected to support the increased consumption of cigarettes in developing countries.  In addition, the litigation environment is different in most foreign countries compared with the United States, having less of an impact on the pricing of cigarettes, which, in turn, affects cigarette consumption.  Cigarette production in the United States is expected to continue to decline as a result of a decline in domestic cigarette consumption caused by increased cigarette prices, health concerns and public perceptions.  As well, cigarette consumption has recently declined in France and Germany following recent tax increases on cigarette sales in those countries.

In developing countries, there is a trend toward consumption of more sophisticated cigarettes, which utilize higher quality tobacco-related papers, such as those we produce, and reconstituted tobacco leaf.  This trend toward more sophisticated cigarettes reflects, in part, increased governmental regulations concerning tar delivery levels and increased competition from multinational cigarette manufacturers.

Based on these trends, we expect worldwide demand for our products to continue to increase, with a shift from developed countries to developing countries.  As a result, we are increasing some of our production capacity in developing countries such as Brazil, Indonesia and the Philippines.

We have recently been experiencing weakness in our tobacco-related paper sales in western Europe.  This weakness is expected to continue in both sales volumes and selling prices as the result of reduced cigarette consumption in several western European countries, in part due to increased taxes, and new cigarette paper manufacturing capacity that was added by European competitors in 2003 and 2004.  In addition, one of our largest customers has advised us that as a result of declining European sales volumes and a rebalancing of supplier allocations, it plans to reduce its purchases from our French paper operations during the remainder of 2005.  We continue to evaluate opportunities to replace that sales volume with sales to other customers or with other products, as well as different operating alternatives.  We do anticipate, however, that as a result of this market weakness, paper machine operating schedules in France for the balance of the year will be less than during the first quarter of 2005 and the prior-year.

During the balance of 2005, we expect to have a significant increase in the sales volume of reconstituted tobacco leaf products compared with the first quarter of 2005.  For the full year, RTL sales volumes are expected to be above the full-year 2004 level.

Sales of cigarette papers for lower ignition propensity cigarettes, of which we had limited production and sales during 2004, are expected to continue during 2005.  Increased sales of these products are expected in mid-2005 in support of the requirement for lower ignition propensity properties for all cigarettes manufactured or imported into Canada on or after October 1, 2005.  These papers sell for a higher price than the conventional cigarette papers they replace and are expected to have a positive impact on our financial results.

Start-up costs related to upgraded paper machines in both the United States and Brazil are largely behind us.  The rebuilt paper machines in the United States are now running at end of curve production rates, or the end of the start-up period of the machine at which time normal waste levels and production rates have been attained.  Start-up costs in Brazil are expected to total approximately $0.2 million during the second quarter.  With the upgraded production equipment in place, improved mill operations are expected during the balance of the year, especially in the United States.

We expect to face significant cost pressures during 2005.  The per ton cost of wood pulp is expected to be above the 2004 level, unfavorably impacting cost of products sold.  Purchased energy costs are also expected to be significantly above the prior-year.  Increases have also been experienced in our employee benefit costs and labor rates which will continue the balance of the year.

The weakened U.S. dollar versus the euro and the Brazilian real is also expected to put pressure on our financial results.  In both France and Brazil, costs are primarily based on local currencies while selling prices are often linked to the U.S. dollar.  For the full year 2005, the unfavorable currency impacts in Brazil are expected to roughly offset the benefits of new cigarette paper production capacity in that country.  Based upon current product mix, levels of operations and net balance sheet exposures, we estimate that a 10 percent change in value of the euro versus the U.S. dollar would impact our annual earnings per share by approximately $0.16, and a 10 percent change in value of the Brazilian real versus the U.S. dollar would impact annual earnings per share by approximately $0.08.

Our 2005 effective income tax rate is expected to be approximately 6 to 7 percentage points higher than the effective income tax rate in 2004, in the range of 28 to 29 percent, as the prior-year effective income tax rate benefited from utilization of foreign tax credits and other non-recurring tax items.

As a result of the higher than previously anticipated cost increases, especially for purchased energy, anticipated weakness in the western European tobacco-related papers market and greater than expected unfavorable currency exchange rate impacts, we are currently expecting earnings per share for full-year 2005 to be less than 2004 results.

We currently expect our annual capital spending for 2005 and 2006 to total approximately $30 million in each year.

During November 2004, we announced that an agreement had been finalized whereby one of our subsidiaries will acquire the tobacco-related paper manufacturing assets of a company in the Philippines for a purchase price of $11.3 million, subject to working capital adjustments.  The transaction is subject to various governmental permitting and authorizations and is expected to close in the second quarter of 2005.  This acquisition is not expected to have a material impact on our financial results in 2005.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by that Act.  These statements include those in the “Outlook” section and our expectations elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operation.  They also include statements introduced containing “expect,” “anticipate,” “project,” “appears,” “should,” “could,” may,” typically” and similar words.  Actual results may differ materially from the results suggested by these statements for a number of reasons, including the following:

•                  We have manufacturing facilities in 5 countries and sell products in over 90 countries.  As a result, we are subject to a variety of import/export, tax, foreign currency, labor and other regulations within these countries.  Changes in these regulations, or adverse interpretations or applications, as well as changes in currency exchange rates, could adversely impact our business in a variety of ways, including increasing expenses, decreasing sales, limiting our ability to repatriate funds and limiting our ability to conduct business generally.

•                  Our financial performance is dependent upon the cost of raw materials, particularly wood pulp, purchased energy and chemicals.  Recently the cost of these items has been increasing, and the nature of our agreements with our customers makes it difficult to pass changes in these on to our customers through in a timely and effective manner.

•                  Our sales are concentrated to a limited number of customers.  In 2004, 48 percent of our sales were to our 2 largest customers.  The loss of one or both such customers, or a significant reduction in one or both of these customers’ purchases, could have a material adverse effect on our results of operations.

•                  In recent years, governmental entities around the world, particularly in the United States, have taken or have proposed actions that may have the effect of reducing consumption of tobacco products.  Reports with respect to the possible harmful physical effects of cigarette smoking and use of tobacco products have been publicized for many years and, together with actions to restrict or prohibit advertising and promotion of cigarettes or other tobacco products, to limit smoking in public places and to increase taxes on such products, are intended to discourage the consumption of cigarettes and other such products.  Also in recent years, certain governmental entities, particularly in North America, have enacted or considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked.  Furthermore, it is not possible to predict what additional legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect our business.

For additional factors and further discussion of these factors, please see our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at March 31, 2005 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2005. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc.
Atlanta, Georgia

We have reviewed the accompanying consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries as of March 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
May 6, 2005

PART II

ITEM 1. LEGAL PROCEEDINGS

Our description of legal proceedings is in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC and in Note 4 in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  As of March 31, 2005, no material change has occurred with respect to the matters discussed therein and there are no material new matters to report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased shares of our Common Stock during the first quarter of 2005.  The following table indicates the amount of shares of our Common Stock we have repurchased during 2005 and the remaining amount of share repurchases currently authorized by our Board of Directors as of March 31, 2005:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased As Part of Publicly Announced Programs		Maximum Amount Of Shares that May Yet be Repurchased Under the Program

			(# Shares)	($ in millions)	($ in millions)
January	—	—	—	—
February	—	—	—	—
March	29,270	$34.00	29,270	$1.0
First Quarter	29,270	$34.00	29,270	$1.0
Year-To-Date 2005	29,270	$34.00	29,270	$1.0	$19.0	*

* On December 2, 2004, our Board of Directors authorized us to repurchase up to an additional $20.0 million of our Common Stock during the period January 1, 2005 to December 31, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Appointment of Director

Effective May 4, 2005, Mr. Manuel J. Iraola was elected to the Board of Directors.  Mr. Iraola will serve as an unclassified director until he stands for election by stockholders at the next annual meeting of stockholders in April 2006.

There is no arrangement or understanding between Mr. Iraola and any other person pursuant to which Mr. Iraola was appointed as a director of Schweitzer-Mauduit International, Inc.  There were no transactions or series of transactions since the beginning of Schweitzer-Mauduit’s last fiscal year or any currently proposed transactions or series of transactions to which Schweitzer-Mauduit was a party in which the amount exceeds $60,000 and in which Mr. Iraola has a direct or indirect material interest.

Mr. Iraola is an independent director under applicable New York Stock Exchange listing standards and our guidelines.  Mr. Iraola has not been appointed to serve on any committees of the Board at this time.

ITEM 6.          EXHIBITS

(a) Exhibits:

15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

* These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ PAUL C. ROBERTS	By:	/s/ WAYNE L. GRUNEWALD
	Paul C. Roberts		Wayne L. Grunewald
	Chief Financial Officer and Treasurer		Controller (principal accounting officer)
(duly authorized officer and principal financial officer)

May 6, 2005			May 6, 2005

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended March 31, 2005

INDEX TO EXHIBITS

Exhibit Number	Description

15	—	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*           These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.