Form 10-Q
period 2005-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2005-08-05
CIK 1000623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

There were 15,191,113 shares of Common Stock, par value $0.10 per share, of the registrant outstanding as of August 2, 2005.

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

CONSOLIDATED STATEMENTS OF INCOME

 (dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net Sales	$168.2	$161.6	$328.8	$321.5
Cost of products sold	142.0	132.0	278.5	262.8

Gross Profit	26.2	29.6	50.3	58.7

Selling expense	6.1	6.8	12.3	14.1
Research expense	2.5	2.2	5.0	4.6
General expense	6.9	6.6	12.7	13.8
Total nonmanufacturing expenses	15.5	15.6	30.0	32.5

Operating Profit	10.7	14.0	20.3	26.2

Interest expense	1.5	1.0	2.8	2.0
Other income, net	0.9	0.3	1.5	0.3

Income Before Income Taxes and Minority Interest	10.1	13.3	19.0	24.5

Provision for income taxes	2.9	3.5	5.5	6.4

Income Before Minority Interest	7.2	9.8	13.5	18.1

Minority interest in earnings of subsidiaries	1.4	1.1	2.7	2.9

Net Income	$5.8	$8.7	$10.8	$15.2

Net Income Per Share

Basic	$0.39	$0.58	$0.72	$1.02

Diluted	$0.38	$0.56	$0.70	$0.98

Cash Dividends Declared Per Share	$0.15	$0.15	$0.30	$0.30

Weighted Average Shares Outstanding

Basic	15,156,200	14,932,100	15,083,600	14,877,700

Diluted	15,499,000	15,476,100	15,501,700	15,480,200

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2.2	$4.5
Accounts receivable	94.6	97.7
Inventories	139.9	119.6
Other current assets	13.8	9.9
Total Current Assets	250.5	231.7

Property, Plant and Equipment, net	426.4	453.2
Other Assets	32.0	32.2

Total Assets	$708.9	$717.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current debt	$41.6	$50.9
Accounts payable	57.6	71.3
Accrued expenses	70.5	76.7
Current deferred revenue	6.7	7.5
Minority interest dividend payable	3.6	—
Total Current Liabilities	180.0	206.4

Long-Term Debt	97.3	63.0
Pension and Other Postretirement Benefits	44.2	47.8
Deferred Income Tax Liabilities	37.9	39.3
Deferred Revenue	32.8	35.9
Other Liabilities	17.4	18.7
Minority Interest	10.8	13.4

Total Liabilities	420.4	424.5

Stockholders’ Equity
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 16,078,733 shares issued; 15,192,257 and 14,946,650 shares outstanding at June 30, 2005 and December 31, 2004, respectively)	1.6	1.6
Additional paid-in-capital	63.9	63.3
Common stock in treasury, at cost, 886,476 and 1,132,083 shares at June 30, 2005 and December 31, 2004, respectively	(17.9)	(22.3)
Retained earnings	277.7	271.5
Unearned compensation on restricted stock	(0.4)	(0.5)
Accumulated other comprehensive loss, net of tax	(36.4)	(21.0)

Total Stockholders’ Equity	288.5	292.6

Total Liabilities and Stockholders’ Equity	$708.9	$717.1

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME (LOSS)

(dollars in millions, except per share amounts)

(Unaudited)

								Accumulated
			Additional					Other
	Common Stock Issued		Paid-In	Treasury Stock		Retained	Unearned	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance, December 31, 2003	16,078,733	$1.6	$61.5	1,275,465	$(21.9)	$244.0	$(0.7)	$(34.3)	$250.2

Net income for the six months ended June 30, 2004						15.2			15.2
Adjustments to unrealized foreign currency translation								(8.0)	(8.0)
Comprehensive income									7.2

Dividends declared ($0.30 per share)						(4.5)			(4.5)
Purchases of treasury stock				122,900	(3.5)				(3.5)
Restricted stock issuances			0.1	(7,000)	0.1		(0.1)		0.1
Amortization of unearned compensation							0.2		0.2
Stock issued to directors as compensation				(1,302)	—				—
Tax benefit of options exercised			0.4						0.4
Issuance of shares for options exercised	—	—	0.8	(244,386)	4.2	—	—	—	5.0
Balance, June 30, 2004	16,078,733	1.6	62.8	1,145,677	(21.1)	254.7	(0.6)	(42.3)	255.1

Net income for the six months ended December 31, 2004						21.2			21.2
Adjustments to minimum pension liability								(3.1)	(3.1)
Changes in fair value of derivative instruments								0.1	0.1
Adjustments to unrealized foreign currency translation								24.3	24.3
Comprehensive income									42.5

Dividends declared ($0.30 per share)						(4.4)			(4.4)
Purchases of treasury stock				150,456	(4.5)				(4.5)
Restricted stock issuances				1,000					—
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(1,290)	0.1				0.1
Tax benefit of options exercised			0.6						0.6
Tax benefit of restricted stock vesting			0.2						0.2
Issuance of shares for options exercised	—	—	(0.3)	(163,760)	3.2	—	—	—	2.9

Balance, December 31, 2004	16,078,733	1.6	63.3	1,132,083	(22.3)	271.5	(0.5)	(21.0)	292.6

Net income for the six months ended June 30, 2005						10.8			10.8
Adjustments to unrealized foreign currency translation								(14.9)	(14.9)
Changes in fair value of derivative instruments								(0.5)	(0.5)
Comprehensive (loss)									(4.6)

Dividends declared ($0.30 per share)						(4.6)			(4.6)
Purchases of treasury stock				29,270	(1.0)				(1.0)
Restricted stock issuances			0.1	(4,500)	0.1				0.2
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(1,596)	—				—
Stock issued to directors from deferred compensation			0.1	(4,511)	0.1				0.2
Tax benefit of options exercised			0.7						0.7
Tax benefit of restricted stock vesting			0.1						0.1
Issuance of shares for options exercised	—	—	(0.4)	(264,270)	5.2	—	—	—	4.8

Balance, June 30, 2005	16,078,733	$1.6	$63.9	886,476	$(17.9)	$277.7	$(0.4)	$(36.4)	$288.5

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in millions)

(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Operations
Net income	$10.8	$15.2
Non-cash items included in net income
Depreciation and amortization	19.3	17.8
Amortization of deferred revenue	(3.9)	(2.9)
Deferred income tax provision	0.3	3.3
Minority interest in earnings of subsidiaries	2.7	2.9
Other items	(0.8)	(1.5)
Net changes in operating working capital, excluding effects of acquisitions	(35.5)	(21.0)

Cash (Used for) Provided by Operations	(7.1)	13.8

Investing
Capital spending	(8.2)	(23.1)
Capitalized software costs	(0.2)	(1.4)
Acquisitions, net of cash acquired	(11.9)	(8.4)
Other	(5.6)	(1.9)
Cash Used for Investing	(25.9)	(34.8)

Financing
Cash dividends paid to SWM stockholders	(4.6)	(4.5)
Cash dividends paid to minority interest	—	(3.8)
Changes in short-term debt	19.2	17.3
Proceeds from issuances of long-term debt	17.2	23.8
Payments on long-term debt	(4.9)	(5.9)
Purchases of treasury stock	(1.0)	(3.5)
Proceeds from exercise of stock options	4.8	5.0
Cash Provided by Financing	30.7	28.4

(Decrease) Increase in Cash and Cash Equivalents	(2.3)	7.4

Cash and Cash Equivalents at beginning of period	4.5	3.7

Cash and Cash Equivalents at end of period	$2.2	$11.1

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

We are the premier manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, and the leading independent producer of RTL used in producing blended cigarettes.  We conduct business in over 90 countries and currently operate 10 production locations worldwide, with mills in the United States, France, Brazil, Indonesia and the Philippines.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission, or the SEC, and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America, or GAAP.  However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.  The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 7, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of Schweitzer-Mauduit International, Inc. and our wholly owned, controlled majority-owned and financially controlled subsidiaries.  Minority interest represents minority stockholders’ proportionate share of the equity in LTR Industries S.A., or LTRI, and Schweitzer-Mauduit do Brasil S.A., or SWM-B.  All significant intercompany balances and transactions have been eliminated.

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

For purposes of the pro forma disclosures, the estimated fair value of the stock compensation is amortized to expense over the vesting period.  Under the fair value method, our net income and earnings per share would have been the pro forma amounts indicated below (dollars in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Income
As reported	$5.8	$8.7	$10.8	$15.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	0.2	0.3	0.5	0.6
Pro forma	$5.6	$8.4	$10.3	$14.6
Basic net income per share
As reported	$0.39	$0.58	$0.72	$1.02
Pro forma	$0.37	$0.56	$0.68	$0.98
Diluted net income per share
As reported	$0.38	$0.56	$0.70	$0.98
Pro forma	$0.36	$0.54	$0.66	$0.94

Recent Accounting Pronouncements

In May 2005, Financial Accounting Standards Board, or FASB, issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements, an amendment of APB Opinion No. 28” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so.  Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used.  This retrospective application requirement replaces APB No. 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, we will adopt the provisions of SFAS No. 154 for our 2006 fiscal year.  We currently believe that adoption of the provisions of SFAS No. 154 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2005, FASB issued FASB Interpretation, or FIN, No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.  We are required to adopt the provisions of FIN No. 47 no later than the end of our 2005 fiscal year. We do not believe that the adoption of this Interpretation will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which revises SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income.  SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005.  See “Share-Based Incentive Compensation” above for the pro forma net income and net income per share amounts for the three and six months ended June 30, 2005 and 2004, where we used a fair-value-based method under SFAS No. 123 to measure compensation expense for employee stock incentive awards.  We are evaluating the requirements under SFAS 123R and expect to begin expensing stock options in 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We currently believe that the adoption of the provisions of SFAS No. 151 will not have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2.  EARNINGS PER SHARE

Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding.  The average numbers of common shares used in the calculations of basic net income per common share for the three and six month periods ended June 30, 2005 were approximately 15,156,200 and 15,083,600, respectively, and for the three and six month periods ended June 30, 2004 were approximately 14,932,100 and 14,877,700, respectively.  Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding.  The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three and six month periods ended June 30, 2005 were approximately 15,499,000 and 15,501,700, respectively, and for the three and six month periods ended June 30, 2004 were approximately 15,476,100 and 15,480,200, respectively.  Potential common shares during the respective periods are those related to stock options and restricted stock outstanding and directors’ accumulated deferred stock compensation, which may be received by the directors in the form of stock or cash.  A reconciliation of the average number of common shares outstanding used in the calculations of basic and diluted net income per share follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Average number of common shares outstanding	15,156.2	14,932.1	15,083.6	14,877.7
Dilutive effect of:
• stock options	293.8	465.9	361.6	515.7
• restricted stock	32.5	59.7	40.3	68.7
• directors’ deferred stock compensation	16.5	18.4	16.2	18.1
Average number of common and potential common shares	15,499.0	15,476.1	15,501.7	15,480.2

Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods.  The average number of share equivalents resulting from these anti-dilutive stock options not included in the computations of diluted net income per share for the three and six month periods ended June 30, 2005 were approximately 188,600 and 186,100, respectively, and for the three and six month periods ended June 30, 2004 were both approximately 3,500.

NOTE 3.  ACQUISITION AND JOINT VENTURE

On June 30, 2005, PDM Philippines Industries, Inc., or PPI, a wholly-owned indirect subsidiary and an affiliated company, acquired the tobacco-related paper manufacturing assets of KCPI, a Philippines company and associated land and water rights.  The acquired assets included buildings, production equipment and related utilities, support assets and inventories.  The total acquisition cost was $11.9 million, funded through existing bank lines of credit.  The impact of this acquisition on the accompanying consolidated financial statements was not significant.

The production equipment included 2 paper machines, with annual production capacity of approximately 8,500 metric tons, and related converting equipment.  Product produced at the mill includes cigarette paper, conventional plug wrap and both base and printed tipping paper.  KCPI had engaged in the manufacturing of tobacco-related paper products for the Philippines cigarette industry since 1967 and had an estimated 60 percent market share of the Philippines cigarette paper market.  The marketing and sales of PPI products are being integrated with the efforts of our French operations in the southeast Asian market.

In July 2005, we announced execution of an agreement to form a joint venture to produce tobacco-related papers in China.  The joint venture would produce both cigarette papers and porous plug wrap in partnership with the China National Tobacco Corporation, or CNTC, which is the principal operating company under China’s State Tobacco Monopoly Administration.  CNTC and a wholly-owned subsidiary of Schweitzer-Mauduit will each own 50 percent of the joint venture.  The joint venture is subject to obtaining project financing and various governmental approvals.

The joint venture would build a new state-of-the-art paper mill, with 2 paper machines having a total annual production capacity of approximately 18,000 metric tons.  Construction is expected to take approximately 2 years, following receipt of governmental approvals.  Project spending, including both capital expenditures and working capital requirements, is expected to total approximately $100 million.  The joint venture is expected to have a capital structure of approximately one third equity and two thirds debt, with project financing being obtained by the joint venture itself.

NOTE 4.  INVENTORIES

The following schedule details inventories by major class (dollars in millions):

	June 30, 2005	December 31, 2004
Raw materials	$43.4	$47.8
Work in process	14.5	12.9
Finished goods	61.0	40.1
Supplies and other	21.0	18.8
Total	$139.9	$119.6

NOTE 5.  COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in various legal proceedings and disputes (see Note 7, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004).

Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, a form of value-added tax in Brazil, was assessed to SWM-B in December of 2000.  SWM-B received 2 assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS taxes from January 1995 through November 2000, interest and penalties, collectively the Assessment.  One of the 2 assessments related in part to tax periods that predated our Brazilian acquisition and is covered in part by an indemnification from the sellers, or Assessment 1 (number 01121532-4).  The second assessment pertains exclusively to periods that SWM-B owned the mill, or Assessment 2 (number 01121533-2).

With respect to Assessment 1, on November 6, 2003, SWM-B received a favorable decision at the first judicial level (case number 2001.001.115144-5).  The decision, which was rendered by the 11th Public Treasury Court of the State of Rio de Janeiro, ruled in SWM-B’s favor in its suit to vacate Assessment 1 and affirmed the bases of SWM-B’s legal challenge of the Assessment.  The State of Rio de Janeiro appealed this favorable decision.  On August 24, 2004, the 9th Civil Chamber of the Court of Appeals of the State of Rio de Janeiro entered an order, published on October 29, 2004, denying the State of Rio de Janeiro’s appeal of the lower court’s decision annulling Assessment 1 against SWM-B.  The State of Rio de Janeiro appealed this favorable decision.

With respect to Assessment 2, on August 19, 2003, SWM-B received a favorable decision from the 11th Public Treasury Court of the State of Rio de Janeiro (case number 2001.001.064544-6) annulling Assessment 2.  The State of Rio de Janeiro appealed this decision.  On May 4, 2004, the 1st Civil Chamber of the Court of Appeals of the State of Rio de Janeiro entered an order, published on June 8, 2004, granting the State of Rio de Janeiro’s appeal of the lower court’s decision annulling Assessment 2 against SWM-B.  The appellate court reached its decision by a majority of the 3-judge panel, with 1 judge issuing a written dissenting opinion.  On June 22, 2004, SWM-B filed a motion and supporting brief with the appellate court for a rehearing en banc.  On May 19, 2005, the appellate court sitting en banc issued a written majority opinion upholding the lower court ruling against SWM-B on Assessment 2.  On June 2, 2005, SWM-B filed two appeals, one directly with the Supreme Court of Brazil and another one with the Superior Court of Justice and a request for an injunction suspending the execution of Assessment 2 with the Tribunal of Justice.

SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor.  However, the final resolution of this matter will entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years.  Based on the foreign currency exchange rate at June 30, 2005, the Assessment totaled approximately $16.6 million as of June 30, 2005, of which approximately $7.6 million is covered by an indemnification.  No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

The Social Contribution for the Program of Social Integration, or PIS Semestralidade — Currently pending as the matter of Schweitzer-Mauduit do Brasil v. Federal Union in the Federal Regional Tribunal sitting in Rio de Janeiro, Case Number 2000.51.001617-8  (October 2, 2002).

SWM-B filed a declaratory action in the 15th Federal Court sitting in Rio de Janeiro in January 2000 seeking recovery of tax credits for payments of PIS during the period March 1989 through September 1995.  SWM-B’s claim to these credits arose from the abrogation of Decree Laws 2,445/88 and 2,449/88 on October 9, 1995 by Federal Senate Resolution No. 49.  As a result of the abrogation of the two Decree Laws, taxpayers who paid PIS on the basis of such laws were entitled both to register credits for the amounts of such PIS payments and to recover the amount of the credits against similar current tax liabilities.  When the subject lawsuit was filed, the method recognized under Brazilian law for the recovery of a tax credit was either to file a refund application with the appropriate tax authority or to offset the amount of the tax credit against current obligations relating to the same type of tax. SWM-B offset the amount of PIS it paid in the period March 1989 through September 1995 with the PIS due between April 1999 and April 2003. SWM-B filed the subject declaratory action to (i) declare its right to recover the PIS contribution it paid based on a calculation made in accordance with Complementary Law 07/70 (in force before the abrogated Decree Laws) concerning the time frame and rate of recovery; (ii) avoid any tax assessment due to the credits SWM-B had already recovered through offset; and (iii) to request recognition of inflation losses suffered by SWM-B in the calculation of the credit amount, which also involves the various rates of inflation that should apply.

SWM-B received a favorable decision on its request for a preliminary injunction in July 2002.  This decision was confirmed on appeal in December 2004.  In June 2005, the Government filed a motion to amend the decision rendered in the appeal, which remains pending.  It is expected that the Federal Union will also file appeals to the Superior Court of Justice and ultimately to the Supreme Court of Brazil.  The total amount of potential unrecorded income, depending upon several contested factors, ranges up to approximately $3 million, which amount we consider a gain contingency and have not recorded in our consolidated financial statements.  We believe that we have a good chance of success on the merits.  However, the final resolution of this matter may entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years.

Imposto sobre Produtos Industrializados, or IPI, a form of federal value-added tax in Brazil. Schweitzer-Mauduit do Brasil v. Federal Union, Federal Regional Tribunal sitting in Rio de Janeiro, Case number 2004.512.04.000502-4 (March 5, 2005).

SWM-B instituted this action in order to recover credits on past and future purchases of raw materials that are exempt from IPI taxes or that carry an IPI tax rate of “0”. The recovery would be in the form of presumed credits that could be applied to offset other IPI tax liabilities.  The action for recovery is based on the principle in Brazilian law of non-cumulative taxes. Decisions of the Brazilian Supreme Court decided that IPI on products exempt from IPI generate presumed credits and that presumed credits may also be generated for materials carrying an IPI tax rate of “0” in 1998 and 2002, respectively.

Independent of SWM-B’s action, the Brazilian Department of Justice has prepared a brief contesting the Supreme Court’s decisions on IPI credits, arguing for reversal on the grounds that the Supreme Court’s decisions on the IPI presumed tax credits effectively fashioned new law concerning the application of the principle of the non-cumulation of taxes and did not interpret existing law, such action being outside the jurisdiction of the court.  While the government’s arguments may be well founded, it is considered unlikely that the Supreme Court will reverse itself on these recent rulings which passed with a strong majority vote of the justices.  However, a number of new justices have joined the Supreme Court and there are significant social implications to the potential lost revenue for the government.

SWM-B received a favorable ruling on the merits of its claim.  The only unfavorable aspect of the decision was a denial of SWM-B’s claim to include purchases of electricity and natural gas as raw materials on which it could generate credits. SWM-B petitioned the court to amend its ruling in this regard and the court denied SWM-B’s petition.  SWM-B appealed this decision to the Federal Tribunal, where the case is presently pending.  The potential recovery of IPI credits, depending upon several contested factors, could be in the range of $10 million to $20 million, which amounts we consider a gain contingency and have not recorded in our consolidated financial statements.  We believe that we have a good chance of recovery.  However, the final resolution of this matter may entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years.

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

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, Brazil, Indonesia, the Philippines and Canada.  For these purposes, we anticipate that we will incur capital expenditures of approximately $1 million in both 2005 and 2006, of which no material amount is the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

NOTE 6.  POSTRETIREMENT AND OTHER BENEFITS

We sponsor pension benefits in the United States, France, Canada and the Philippines and postretirement healthcare and life insurance benefits in the United States and Canada.  Our Canadian and Philippine pension and postretirement benefits are not significant and therefore are not included in the following disclosures.

The components of net pension and postretirement healthcare and life insurance benefit costs for U.S. employees for the three and six month periods ended June 30, 2005 and 2004 were as follows (dollars in millions):

U.S. Pension Benefits

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Service cost	$0.8	$0.8	$1.5	$1.6
Interest cost	1.6	1.4	3.1	2.8
Expected return on plan assets	(1.6)	(1.6)	(3.2)	(3.2)
Amortization and other	0.5	0.5	1.1	0.7
Net periodic benefit cost	$1.3	$1.1	$2.5	$1.9

U.S. Healthcare and Life Insurance Benefits

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Service cost	$—	$—	$0.1	$0.1
Interest cost	0.2	0.2	0.4	0.4
Net periodic benefit cost	$0.2	$0.2	$0.5	$0.5

French Pension Benefits  The components of net pension costs in France for the three and six month periods ended June 30, 2005 and 2004 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Service cost	$0.4	$0.4	$0.8	$0.8
Interest cost	0.4	0.4	0.8	0.8
Expected return on plan assets	(0.2)	(0.2)	(0.4)	(0.4)
Amortization and other	0.1	0.2	0.3	0.4
Net periodic benefit cost	$0.7	$0.8	$1.5	$1.6

We made a total of $5.0 million of contributions to our pension plans through the first six months of 2005 and currently expect to make additional pension contributions during the remainder of 2005 of approximately $10 million.  We also made a total of $0.8 million of payments in the first six months of 2005 related to our U.S. postretirement healthcare and life insurance benefits, and expect to make additional payments during the remainder of 2005 of approximately $1 million.

In July 2005, the decision was made and communicated to all affected U.S. salaried employees that benefits related to our defined benefit pension plan in the United States will be frozen as of December 31, 2005.  This action is expected to reduce our annual pension expense and pension fund contribution requirements.  The plan has not been terminated and benefits accrued as of December 31, 2005 will continue to be paid in accordance with the plan terms.  Allowable contributions and our matching percentage for our defined contribution, or 401(k) plan, are being modified to partially offset the employee benefit reduction.

NOTE 7.  SEGMENT INFORMATION

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

Tobacco industry products comprised 91 to 93 percent of our consolidated net sales in the three and six months ended June 30, 2005 and 2004.  The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

For purposes of the segment disclosure in the following tables, the term “United States” includes operations in the United States and Canada.  The Canadian operation only produces flax fiber used as raw material in the U.S. operations.  The term “France” includes operations in France, Indonesia and the Philippines because the results of the Indonesian and Philippine operations are not material for segment reporting purposes and their sales are integrated with sales of our French operations in southeast Asia.  Sales of products between segments are made at market prices and elimination of these sales is referred to in the following tables as intersegment sales.  Expense amounts not associated with segments are referred to as unallocated expenses.

Net Sales

(dollars in millions)

	Three Months Ended				Six Months Ended
	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
France	$104.8	62.3%	$102.5	63.4%	$206.9	62.9%	$207.3	64.5%
United States	54.8	32.6	52.0	32.2	106.7	32.5	98.0	30.5
Brazil	14.2	8.4	11.8	7.3	27.7	8.4	23.7	7.4
Subtotal	173.8	103.3	166.3	102.9	341.3	103.8	329.0	102.4

Intersegment sales by
France	(3.5)	(2.1)	(3.7)	(2.3)	(9.0)	(2.7)	(6.1)	(1.9)
United States	(0.5)	(0.3)	(0.2)	(0.1)	(0.8)	(0.3)	(0.3)	(0.1)
Brazil	(1.6)	(0.9)	(0.8)	(0.5)	(2.7)	(0.8)	(1.1)	(0.4)
Subtotal	(5.6)	(3.3)	(4.7)	(2.9)	(12.5)	(3.8)	(7.5)	(2.4)
Consolidated	$168.2	100.0%	$161.6	100.0%	$328.8	100.0%	$321.5	100.0%

Operating Profit

(dollars in millions)

	Three Months Ended				Six Months Ended
	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
France	$11.5	107.5%	$12.7	90.7%	$22.3	109.9%	$26.6	101.5%
United States	—	—	2.1	15.0	(0.4)	(2.0)	1.0	3.8
Brazil	1.0	9.3	1.1	7.9	1.3	6.4	2.3	8.8
Unallocated	(1.8)	(16.8)	(1.9)	(13.6)	(2.9)	(14.3)	(3.7)	(14.1)
Consolidated	$10.7	100.0%	$14.0	100.0%	$20.3	100.0%	$26.2	100.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2004. Our discussion of our results of operations and financial position includes various forward-looking statements about our markets, the demand for our products and our future results. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to our business and our company, you should read the section entitled “Factors That May Effect Future Results” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

•                  Recent Developments

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Other Factors Affecting Liquidity and Capital Resources

•                  Outlook

•                  Forward-Looking Statements

Executive Summary

Second Quarter.  Our second quarter 2005 net income was $5.8 million compared with net income of $8.7 million in the second quarter of 2004, a decline of 33 percent.  Diluted earnings per share were $0.38 compared with diluted earnings per share of $0.56 in the second quarter of 2004, a decline of 32 percent.

Operating profit was $10.7 million, a decline of $3.3 million, or 24 percent, from the prior-year quarter.

Our gross profit margin was 15.6 percent compared with 18.3 percent in the prior-year quarter.

The decline in profitability compared with the second quarter of 2004 was the result of the inability to fully offset inflationary cost increases through either improved mill operations or higher selling prices.  The financial results were also unfavorably impacted by currency exchange rates, interest expense and a higher effective income tax rate.  These unfavorable factors were partially offset by improved mill operations and increased sales volumes.

Net sales totaled $168.2 million, 4 percent above the prior-year quarter.  The positive net sales impacts of increased sales volumes and currency exchange rates were partially offset by lower average selling prices.

First Six Months.  Net income was $10.8 million for the first six months of 2005 compared with net income of $15.2 million in the first six months of 2004, a decline of 29 percent.  Diluted earnings per share were $0.70 compared with diluted earnings per share of $0.98 in the prior-year first six months, also a 29 percent decrease.

In the first six months of 2005, operating profit was $20.3 million, a decline of $5.9 million, or 23 percent.

Our gross profit margin was 15.3 percent compared with 18.3 percent in the prior-year first six months.

The decline in earnings compared with the first six months of 2004 was the result of lower sales volumes, the inability to fully offset inflationary cost increases through either improved mill operations or higher selling prices, unfavorable currency impacts, higher interest expense and a higher effective income tax rate.  These factors were partially offset by improved mill operations in each business unit, lower nonmanufacturing expenses and an increase in other income.

Net sales were $328.8 million for the first six months of 2005, a 2 percent increase compared with 2004.  The positive net sales impact of currency exchange rates was partially offset by lower average selling prices.

Capital spending was $4.7 million during the second quarter of 2005, compared with $15.1 million during the prior-year quarter.  Year-to-date 2005 capital spending totaled $8.2 million, compared with $23.1 million for the first six months of 2004.  Spending for our new cigarette paper manufacturing strategy, which included rebuilt or new cigarette paper manufacturing equipment in both the United States and Brazil, has been completed.

Recent Developments

Asian Strategy

Philippines.  In June 2005, PPI completed the acquisition of tobacco-related paper manufacturing assets in the Philippines and an affiliated company acquired associated land and water rights.  The total acquisition cost was $11.9 million, funded through existing bank lines of credit.  The acquired assets included buildings, 2 paper machines, various converting equipment and related utilities, support assets and inventories.  The mill that was acquired is the only domestic producer of tobacco-related papers in the Philippines and had an estimated 60 percent market share of the Philippines cigarette paper market in 2004.  This acquisition, combined with our Indonesian operation, gives us the ability to expand market share in the southeast Asian market.

The marketing and sales of the new operation are integrated with the efforts of our French operations in the southeast Asian market and the financial results are included in the French business segment because the results of the Philippine operations are not be material for segment reporting purposes.

The acquisition of the tobacco-related paper manufacturing assets in the Philippines is consistent with our long-term strategy for operations in Asia.  This purchase will improve our ability to address the needs of our customers in both the Philippines and the southeast Asian market.  We plan to upgrade the production capabilities of the manufacturing equipment and the quality of the products being produced to better support the demand for tobacco-related papers in the region.  This acquisition is not expected to have a material impact on our financial results during 2005, but should be a positive contributor to future earnings improvement.

China.  In July 2005, we announced execution of an agreement to form a joint venture to produce tobacco-related papers in China.  The joint venture would produce both cigarette papers and porous plug wrap in partnership with CNTC, which is the principal operating company under China’s State Tobacco Monopoly Administration.  CNTC and a wholly-owned subsidiary of Schweitzer-Mauduit will each own 50 percent of the joint venture.  The joint venture is subject to obtaining project financing and various governmental approvals.

The joint venture would build a new state-of-the-art paper mill, with 2 paper machines having a total annual production capacity of approximately 18,000 metric tons.  Construction is expected to take approximately 2 years, following receipt of governmental approvals.  Project spending, including both capital expenditures and working capital requirements, is expected to total approximately $100 million.  The joint venture is expected to have a capital structure of approximately one third equity and two thirds debt, with project financing being obtained by the joint venture itself.

We have been selling tobacco-related papers in China for approximately 20 years.  This joint venture would allow us to increase our service to the Chinese cigarette market, which represents roughly 30 percent of the world’s cigarette consumption.  The new mill is expected to quickly establish its position as a premier supplier of papers to the Chinese tobacco industry.

Management.  In the second quarter, in a continued effort to strengthen our operations in the Asian market, we created the position and appointed Mr. Widjaja Jiemy as an executive officer with the title of President – Southeast Asian Operations.  Mr. Jiemy brings over 25 years of paper industry experience, most recently in a role of business development in China.

Lower Ignition Propensity Cigarette Papers

Although we had limited production and sales of cigarette paper for lower ignition propensity cigarettes during the second quarter, momentum seems to be building for this product.  During June, regulations were finalized in Canada that require lower cigarette ignition propensity properties.  The final regulations mandate an ignition propensity standard for all cigarettes manufactured or imported into Canada on or after October 1 of this year.

During June, the state of Vermont also passed legislation that requires all cigarettes sold in Vermont as of May, 2006 to have lower ignition propensity properties.  Thus far in 2005, in addition to the state of Vermont, 14 other states have introduced bills that provide for lower ignition propensity properties for cigarettes.  There have reportedly also been discussions about ignition propensity standards in several foreign countries, including Australia, New Zealand, South Africa and the United Kingdom.

We continue to work with our customers in their development of lower ignition propensity cigarettes in anticipation of the new Canadian regulations and to also improve the performance of cigarette papers for lower ignition propensity cigarettes that are already being sold.  Increased sales of these cigarette papers are expected during the second half of 2005 in support of the Canadian regulations.  These papers sell for a higher price and a better margin than the conventional cigarette papers they replace.

Inflationary Cost Increases and Market Conditions

Various cost pressures are expected to continue, reflected in higher purchased energy, purchased materials, labor and employee benefit expenses.  Higher purchased energy costs are expected to have an unfavorable impact on the full year of approximately $10 million.  The weakened U.S. dollar continues to put pressure on our financial results in both Brazil and France, where costs are primarily tied to the local currencies while selling prices are often linked to the U.S. dollar.  For the full year, the unfavorable currency impact in Brazil is expected to more than offset the benefits of the new cigarette paper production capacity.

In addition to these negative factors experienced during the first six months of 2005, continued weakness is expected in our sales of tobacco-related papers in western Europe.  Weakness is expected in both sales volumes and in product selling prices as a result of reduced cigarette consumption in several western European countries and new cigarette paper manufacturing capacity that was added by European competitors in 2003 and 2004.  This market weakness is expected to result in continuing paper machine downtime in France.

Start-up costs related to upgraded paper machines in both the United States and Brazil are behind us, as the rebuilt paper machines are now running at end of curve production rates, or the end of the start-up period of the machine at which time normal waste levels and production rates have been attained.  With the upgraded production equipment in place, improved mill operations are expected during the balance of the year, especially in the United States.  Sales of cigarette papers for lower ignition propensity cigarettes are also expected to contribute positively to reported operating results during the second half of 2005.  Sales of these higher margin cigarette papers are expected to increase in support of the requirement for lower cigarette ignition propensity properties for all cigarettes manufactured or imported into Canada on or after October 1, 2005.  Increased sales of RTL products are also anticipated during the second half of 2005.  RTL sales volumes during the second quarter were above both the prior-year quarter and the first quarter of 2005.  Although year-to-date RTL volumes still lag the prior year, full-year 2005 RTL sales volumes are expected to be above the 2004 level.

Results of Operations

This section presents a discussion and analysis of our second quarter and year-to-date 2005 net sales, operating profit and other information relevant to an understanding of the results of operations.  The following table represents the unaudited consolidated statements of operations for the periods indicated (dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net Sales	$168.2	$161.6	$328.8	$321.5
Cost of products sold	142.0	132.0	278.5	262.8

Gross Profit	26.2	29.6	50.3	58.7

Selling expense	6.1	6.8	12.3	14.1
Research expense	2.5	2.2	5.0	4.6
General expense	6.9	6.6	12.7	13.8
Total nonmanufacturing expenses	15.5	15.6	30.0	32.5

Operating Profit	10.7	14.0	20.3	26.2

Interest expense	1.5	1.0	2.8	2.0
Other income, net	0.9	0.3	1.5	0.3

Income Before Income Taxes And Minority Interest	10.1	13.3	19.0	24.5
Provision for income taxes	2.9	3.5	5.5	6.4

Income Before Minority Interest	7.2	9.8	13.5	18.1
Minority interest in earnings of subsidiaries	1.4	1.1	2.7	2.9

Net Income	$5.8	$8.7	$10.8	$15.2

Net Income Per Share
Basic	$0.39	$0.58	$0.72	$1.02

Diluted	$0.38	$0.56	$0.70	$0.98

Three Months Ended June 30, 2005 Compared with the Three Months Ended June 30, 2004

Net Sales

(dollars in millions)

				Consolidated
	Three Months Ended			Sales
	June 30,	June 30,	Percent	Volume
	2005	2004	Change	Change

France	$104.8	$102.5	2.2%	(0.5)%
United States	54.8	52.0	5.4	13.6
Brazil	14.2	11.8	20.3	3.0
Subtotal	173.8	166.3
Intersegment	(5.6)	(4.7)
Total	$168.2	$161.6	4.1%	3.1%

We reported net sales of $168.2 million in the quarter compared with $161.6 million in the same period a year ago.  The increase of $6.6 million, or 4 percent, consisted of the following (dollars in millions):

	Amount	Percent
Changes in sales volumes	$6.1	3.8%
Changes in currency exchange rates	4.3	2.7
Changes in selling prices and product mix	(3.8)	(2.4)
Total	$6.6	4.1%

•                  Unit sales volumes increased by 3 percent compared with the second quarter of 2004, having a favorable $6.1 million, or 4 percent, impact on the net sales comparison.

•                  Sales volumes in the United States increased by 14 percent.  Although increased sales of tobacco-related papers were realized, the volume improvement in the United Sates was primarily due to increased sales volumes of commercial and industrial papers.  Sales volumes of cigarette paper for lower ignition propensity cigarettes were significantly lower during the quarter due to strong sales in the second quarter of 2004, prior to the introduction of lower propensity cigarettes in the state of New York last June.

•                  Brazil experienced increased sales volumes of 3 percent, compared with the second quarter of 2004.  This improvement was the result of increased sales of tobacco-related papers that more than offset a decline in commercial and industrial papers.  The increased sales volumes of tobacco-related papers were primarily due to increased export sales.

•                  Sales volumes of the French segment were essentially unchanged from the prior-year quarter.  Increased sales of reconstituted tobacco leaf products offset lower sales volumes in the tobacco-related papers business.

•                  Changes in currency exchange rates increased net sales by $4.3 million, or 3 percent, compared with the prior-year quarter.  The Brazilian real was approximately 22 percent stronger versus the U.S. dollar while the euro was approximately 4 percent stronger versus the dollar.  Although changes in currency exchange rates had a positive impact on net sales, they had a $1.5 million unfavorable impact on our operating profit during the quarter.

•                  Lower average selling prices had an unfavorable $3.8 million, or 2 percent, impact on the net sales comparison.  Lower average selling prices were experienced in our French and U.S. operations as a result of both a less favorable mix of products sold and lower individual product selling prices in France.

Sales of tobacco-related products accounted for 91 percent of net sales for the quarter ended June 30, 2005, compared with 93 percent for the prior-year quarter.

French segment net sales increased $2.3 million, or 2 percent, from 2004 to 2005.  Favorable currency exchange rates, a direct result of a stronger euro versus the U.S. dollar, and essentially unchanged sales volumes were partially offset by lower average product selling prices.

The U.S. segment realized increased net sales of $2.8 million, or 5 percent, compared with 2004.  Net sales of the U.S. segment increased as a result of higher sales volumes partially offset by lower average selling prices.

Brazil realized an increase in net sales of $2.4 million, or 20 percent, compared with 2004.  The Brazilian segment’s sales increase was primarily due to increased sales volumes of tobacco-related papers that more than offset a decline in sales of commercial and industrial papers.  The increased sales of tobacco-related papers were primarily due to increased export sales.  The Brazilian real was approximately 22 percent stronger versus the U.S. dollar, benefiting the net sales comparison.

Operating Expenses

(dollars in millions)

	Three Months Ended
	June 30,	June 30,		Percent	Percent of Net Sales
	2005	2004	Change	Change	2005	2004
Net Sales	$168.2	$161.6	$6.6	4.1%
Cost of products sold	142.0	132.0	10.0	7.6	84.4%	81.7%
Gross Profit	$26.2	$29.6	$(3.4)	(11.5)%	15.6%	18.3%

Gross profit was $26.2 million, a decrease of $3.4 million, or 11 percent, from the prior-year quarter.  The gross profit margin was 15.6 percent, declining from 18.3 percent in the second quarter of 2004.  The decline in both gross profit and gross profit margin was attributable to lower average selling prices and significant inflationary cost increases.  Labor, employee benefits, wood pulp, purchased energy and chemicals represent roughly two-thirds of our total manufacturing costs.  We have been experiencing double digit increases in the cost of our purchased energy and chemicals.  Wood pulp cost increases have been in the high single digits.  Although labor rates have been increasing in the low to mid single digit range, employee benefits, primarily pension and medical expenses, have been increasing at double-digit rates.  The weaker U.S. dollar versus both the euro and the Brazilian real also put pressure on the gross profit margin, since costs in both France and Brazil are primarily incurred in local currencies while selling prices are often linked to the U.S. dollar.

Inflationary cost increases unfavorably impacted operating results by $6.3 million in the quarter, with purchased energy having the most significant unfavorable impact.  Purchased energy costs increased by $2.7 million compared with the second quarter of 2004.  Higher energy costs were experienced in all business units, related to higher electricity, fuel oil and natural gas costs.  Changes in per ton wood pulp costs increased our operating expenses by $1.3 million compared with the prior-year quarter.  The average per ton list price of northern bleached softwood kraft pulp, or NBSK, averaged $655 per metric ton in the United States during the second quarter of 2005 compared with $660 per metric ton in the second quarter of 2004.  Although the NBSK pulp list price was essentially the same as during the prior-year quarter, higher pulp costs were experienced due to other pulp grade increases and lags in the implementation of the NBSK pulp list price changes, as NBSK pulp list prices decreased during the current-year quarter but increased during the prior-year quarter.  Inflationary increases for other purchased materials had an unfavorable impact on operating results of $1.5 million, driven largely by increased chemical costs.  Higher labor rates increased manufacturing expenses by $0.8 million during the quarter.

Start-up costs totaling $1.1 million in 2004 were incurred in the United States and France related to the rebuilt paper machines in support of our global sourcing strategy for cigarette papers and for the new RTL production line in France.  In 2005, $0.1 million of start-up costs were incurred in Brazil during the current quarter associated with a new paper machine.

Nonmanufacturing Expenses

(dollars in millions)

	Three Months Ended
	June 30,	June 30,		Percent	Percent of Net Sales
	2005	2004	Change	Change	2005	2004
Selling expense	$6.1	$6.8	$(0.7)	(10.3)%	3.6%	4.2%
Research expense	2.5	2.2	0.3	13.6	1.5	1.4
General expense	6.9	6.6	0.3	4.5	4.1	4.1
Nonmanufacturing expenses	$15.5	$15.6	$(0.1)	(0.6)%	9.2%	9.7%

Nonmanufacturing costs were essentially at the prior-year level.  Lower selling expenses were largely offset by increased research and general expenses.  Nonmanufacturing expenses declined from 9.7 percent of net sales in the second quarter of 2004 to 9.2 percent in the current-year quarter.  Selling expense declined by $0.7 million as a result of lower sales commissions in France associated with the drop in sales volumes.  General expense was $0.3 million higher compared with the second quarter of 2004 as a result of increases in employee wage and benefit expenses.

Operating Profit

(dollars in millions)

	Three Months Ended
	June 30,	June 30,	Percent	Return on Net Sales
	2005	2004	Change	2005	2004

France	$11.5	$12.7	(9.4)%	11.0%	12.4%
United States	—	2.1	N.M.	N.M.	4.0.
Brazil	1.0	1.1	(9.1)	7.0	9.3
Subtotal	12.5	15.9
Unallocated expenses	(1.8)	(1.9)
Total	$10.7	$14.0	(23.6)%	6.4%	8.7%

N.M.                   Not Meaningful

Operating profit was $10.7 million, a decline of $3.3 million, or 24 percent, from $14.0 million for the second quarter of 2004.  Operating profit return on sales was 6.4 percent compared with 8.7 percent in the second quarter of last year.  Operating profit was lower in each of our business segments.

The French segment’s operating profit was $11.5 million for the quarter, $1.2 million, or 9 percent, less than the $12.7 million realized in the second quarter of 2004.  The decline was primarily due to:

•                  Lower product selling prices and a less favorable sales mix.

•                  Increased purchased energy, purchased materials and labor expenses.

•                  Unfavorable currency impacts.

These factors were partially offset by:

•                  Improved mill operations, including the absence of $0.2 million in start-up expense in the second quarter of 2004 associated with the RTL production line.

•                  Lower nonmanufacturing costs, including the absence of $0.2 million in expense incurred in the second quarter of 2004 to close an administrative and sales office in Paris.

The U.S. business unit had a breakeven operating profit for the quarter, a decline of $2.1 million compared with the second quarter of 2004.  This decline was related to:

•                  Lower average selling prices due to a less favorable sales mix.  This unfavorable mix of products sold resulted from reduced sales of lower ignition propensity cigarette papers.  Sales volumes for these products were higher in the prior-year quarter due to strong sales prior to the introduction of lower ignition propensity cigarettes in the state of New York in June 2004.

•                  Increased purchased energy, wood pulp, labor and employee benefit expenses.

These declines were partially offset by:

•                  Improved mill operations, including the absence of $0.9 million of start-up expense in the second quarter of 2004 associated with a rebuilt cigarette paper machine at the Spotswood, New Jersey mill.

•                  Higher production and sales volumes.

Brazil’s operating profit was $1.0 million during the quarter, a decline of $0.1 million from the second quarter of 2004.  This decrease was related to:

•                  Unfavorable currency impacts.  The strengthening of the Brazilian real versus the U.S. dollar during the quarter had an unfavorable impact of $1.3 million.

•                  Increased cost of sales, including increased costs for wood pulp, purchased energy and labor expenses.

•                  Start-up costs of $0.1 million related to the new cigarette paper machine.

These unfavorable items were partially offset by:

•                  Higher production and sales volumes.

•                  Improved mill operations.

Non-Operating Expenses

Interest expense was $0.5 million higher during 2005 compared with the prior-year quarter because of higher interest rates and a higher average balance of debt outstanding.  The weighted average effective interest rates on our long-term revolving debt facilities were approximately 3.4 and 2.3 percent on June 30, 2005 and 2004, respectively.

Other income, net was $0.6 million higher during 2005 primarily due to currency exchange rate gains in Brazil.

Income Taxes

Provision for income taxes reflected an effective income tax rate of 29 percent for the second quarter of 2005 compared with 26 percent for the second quarter of 2004.  The prior-year quarter benefited from changes in estimates of foreign tax credit carryforwards to be utilized in the United States.

Minority Interest

Minority interest increased to $1.4 million from $1.1 million in 2004.  This $0.3 million, or 27 percent, increase reflected higher earnings at LTRI.  LTRI is a French subsidiary which produces reconstituted tobacco leaf products and has a 28 percent minority owner.

Net Income and Earnings Per Share

Net income for 2005 totaled $5.8 million, a decline of $2.9 million, or 33 percent, from net income of $8.7 million.  Diluted earnings per share were $0.38 compared with diluted earnings per share of $0.56 during the second quarter of 2004, a 32 percent decline.  The decline in both net income and diluted earnings per share was caused primarily by the lower operating profit, increased interest expense and minority interest and the higher effective income tax rate, partially offset by an increase in other income.

Six Months Ended June 30, 2005 Compared with the Six Months Ended June 30, 2004

Net Sales

(dollars in millions)

				Consolidated
	Six Months Ended			Sales
	June 30,	June 30,	Percent	Volume
	2005	2004	Change	Change

France	$206.9	$207.3	(0.2)%	(6.4)%
United States	106.7	98.0	8.9	8.7
Brazil	27.7	23.7	16.9	4.8
Subtotal	341.3	329.0
Intersegment	(12.5)	(7.5)
Total	$328.8	$321.5	2.3%	(1.4)%

We reported net sales of $328.8 million in the first six months of 2005, a 2 percent increase compared with $321.5 million in the first six months of 2004.  The increase of $7.3 million consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$9.5	3.0%
Changes in sales volumes	0.4	0.1
Changes in selling prices and product mix	(2.6)	(0.8)
Total	$7.3	2.3%

•                  An increase of $9.5 million, or 3 percent, in net sales related to changes in currency exchange rates.  This was a direct result of a stronger euro versus the U.S. dollar.  The euro was approximately 5 percent stronger against the U.S. dollar, averaging 1.23 dollars per euro in the first six months of 2004 compared with 1.30 during the first six months of 2005.  The Brazilian real was on average approximately 16 percent stronger versus the dollar.

•                  Unit sales volumes decreased by 1 percent compared with the first six months of last year, but as a result of a change in product sales mix, volume changes contributed $0.4 million to the net sales improvement.

•                  Sales volumes of the French segment declined 6 percent year-over-year.  RTL sales volumes were 11 percent below the prior year and tobacco-related papers sales declined 3 percent from the prior-year comparable period.  Increased sales of RTL products are anticipated during the second half of 2005.

•                  Brazil experienced increased sales volumes of 5 percent, compared with the first six months of 2004.  This improvement was the result of increased sales of tobacco-related papers.  Higher sales volumes were achieved in both the domestic Brazilian market and in exports.

•                  Sales volumes in the United States increased by 9 percent due to increased sales volumes of both tobacco-related and commercial and industrial papers.

•                  Lower average selling prices had an unfavorable $2.6 million impact on net sales during the first half of 2005.  The decline in average selling prices was primarily due to lower individual product selling prices, primarily in our French operations.

Sales of tobacco-related products accounted for 91 percent of net sales for the six months ended June 30, 2005, compared with 93 percent for the prior-year six months.

French segment net sales declined $0.4 million from 2004 to 2005.  The decline in sales volumes, in large part due to lower sales of RTL products, provided the majority of this decline.  Lower sales volumes and lower product selling prices were partially offset by favorable currency exchange rates, a direct result of a stronger euro versus the U.S. dollar.

The U.S. segment realized increased net sales of $8.7 million, or 9 percent, compared with 2004.  Net sales of the U.S. segment increased as a result of increased sales volumes.  Although increased sales of tobacco-related papers were realized, the volume improvement in the United States was primarily due to increased sales volumes of commercial and industrial papers.

Brazil realized an increase in net sales of $4.0 million, or 17 percent, compared with 2004.  The Brazilian segment’s sales increase was primarily due to increased sales volumes of tobacco-related papers.

Operating Expenses

(dollars in millions)

	Six Months Ended
	June 30,	June 30,		Percent	Percent of Net Sales
	2005	2004	Change	Change	2005	2004
Net Sales	$328.8	$321.5	$7.3	2.3%
Cost of products sold	278.5	262.8	15.7	6.0	84.7%	81.7%
Gross Profit	$50.3	$58.7	$(8.4)	(14.3)%	15.3%	18.3%

Gross profit was $50.3 million, a decrease of $8.4 million, or 14 percent, from the prior-year six months.  The gross profit margin was 15.3 percent, declining from 18.3 percent in the first six months of 2004.  The decline in both gross profit and gross profit margin was attributable to the mix of products sold, lower average selling prices, decreased sales volumes, unfavorable currency impacts and significant inflationary cost increases partially offset by improved mill operations in each business unit.  Higher costs were incurred for purchased energy, wood pulp, purchased materials and labor and employee benefit expenses.  The weaker U.S. dollar versus both the euro and the Brazilian real also put pressure on the gross profit margin, since costs in both France and Brazil are primarily incurred in local currencies while selling prices are often linked to the U.S. dollar.

Inflationary cost increases negatively impacted our gross profit by $10.8 million during the first half of 2005.  Higher purchased energy and increased wood pulp costs had an unfavorable $6.9 million impact during the first six months.  Purchased energy costs increased by $4.5 million compared with the first six months of 2004, with higher energy costs experienced in all business units, primarily related to higher electricity, fuel oil and natural gas costs.  The increase in per ton wood pulp costs increased our operating expenses by $2.4 million compared with the prior-year quarter.

Start-up costs totaling $0.7 million were incurred in the United States and Brazil related to rebuilt paper machines in support of our global sourcing strategy for cigarette papers compared with $1.5 million of start-up costs incurred during the prior-year period, $0.9 million of which was related to the start-up of the rebuilt paper machine at our Spotswood mill and $0.6 million of which was related to the start-up of the new RTL production line in France.

Nonmanufacturing Expenses

(dollars in millions)

	Six Months Ended
	June 30,	June 30,		Percent	Percent of Net Sales
	2005	2004	Change	Change	2005	2004
Selling expense	$12.3	$14.1	$(1.8)	(12.8)%	3.7%	4.4%
Research expense	5.0	4.6	0.4	8.7	1.5	1.4
General expense	12.7	13.8	(1.1)	(8.0)	3.9	4.3
Nonmanufacturing expenses	$30.0	$32.5	$(2.5)	(7.7)%	9.1%	10.1%

Nonmanufacturing costs declined by $2.5 million, or 8 percent, with lower selling and general expenses.  Nonmanufacturing expenses declined from 10.1 percent of net sales in the first six months of 2004 to 9.1 percent in the current year first six months.  Selling expense declined by $1.8 million as a result of lower sales commissions in France associated with the drop in sales volumes and $1.1 million of expenses incurred in the prior-year to close an administrative and sales office in Paris.  General expense was $1.1 million lower compared with the first six months of 2004 as a result of decreases in compensation costs.

Operating Profit

(dollars in millions)

	Six Months Ended
	June 30,	June 30,	Percent	Return on Net Sales
	2005	2004	Change	2005	2004

France	$22.3	$26.6	(16.2)%	10.8%	12.8%
United States	(0.4)	1.0	N.M.	N.M.	1.0
Brazil	1.3	2.3	(43.5)	4.7	9.7
Subtotal	23.2	29.9
Unallocated expenses	(2.9)	(3.7)
Total	$20.3	$26.2	(22.5)%	6.2%	8.1%

N.M.                             Not Meaningful

Operating profit was $20.3 million for the first six months, a decline of $5.9 million, or 23 percent, from $26.2 million in operating profit for the first six months of 2004.  Operating profit return on sales was 6.2 percent compared with 8.1 percent in the first six months of last year.

The French segment’s operating profit was $22.3 million for the first six months of 2005, $4.3 million, or 16 percent, less than the $26.6 million realized in the first half of 2004.  The decline was primarily due to:

•                  Lower product selling prices and a less favorable sales mix.

•                  Lower sales volumes.

•                  Increased purchased materials, purchased energy, labor and wood pulp expenses.

•                  Unfavorable currency impacts.

These factors were partially offset by:

•                  Improved mill operations, including the absence of $0.6 million in start-up expense in the first six months of 2004 associated with the RTL production line.

•                  Lower nonmanufacturing costs, including the absence of $1.1 million in expense incurred in the first half of 2004 to close an administrative and sales office in Paris.

The U.S. business unit had a $0.4 million operating loss during the first half of 2005, a decline of $1.4 million from the first half of 2004.  This decline was related to:

•                  Higher purchased energy, purchased materials, wood pulp, labor and employee benefit expenses.

•                  Higher nonmanufacturing costs.

These declines were partially offset by:

•                  Improved mill operations, including the absence of $0.9 million in start-up expenses in the first six months of 2004 associated with the rebuilt paper machines at Spotswood, partially offset by 2005 start-up expenses totaling $0.3 million incurred at the Spotswood and Lee, Massachusetts mills.

Brazil’s operating profit was $1.3 million during the first six months, a decline of $1.0 million from the first half of 2004.  This decrease was related to:

•                  Unfavorable currency impacts.

•                  Increased cost of sales, including increased purchased energy, wood pulp and labor expenses.

•                  Start-up costs of $0.4 million related to a new cigarette paper machine, which began operation in January of 2005.

These unfavorable items were partially offset by:

•                  Higher production and sales volumes.

•                  Lower nonmanufacturing expenses.

Non-Operating Expenses

Interest expense was $0.8 million higher during 2005 compared with the prior-year period because of higher interest rates and a higher average balance of debt outstanding.

Other income was $1.2 million favorable during the first six months compared with the prior-year period as a result of currency exchange rate gains in Brazil and a gain on the sale of property in Indonesia.

Income Taxes

Provision for income taxes reflected an effective income tax rate of 29 percent for the first half of 2005 compared with 26 percent for the first six months of 2004.  The prior-year period benefited from utilization of foreign tax credits in the United States.

Minority Interest

Minority interest declined to $2.7 million from $2.9 million in 2004.  This $0.2 million, or 7 percent, decrease reflected lower earnings at LTRI.  LTRI is a French subsidiary which produces reconstituted tobacco leaf products and has a 28 percent minority owner.

Net Income and Earnings Per Share

Net income for 2005 was $10.8 million, a decline of $4.4 million, or 29 percent, from net income of $15.2 million in the first half of 2004.  Diluted earnings per share decreased by 29 percent to $0.70 compared with diluted earnings per share of $0.98 for the prior-year period.  The decline in both net income and diluted earnings per share was caused primarily by the lower operating profit, increased interest expense and the higher effective income tax rate, partially offset by an increase in other income and lower minority interest.

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

Cash Requirements

At June 30, 2005, we had net operating working capital of $113.9 million and cash and cash equivalents of $2.2 million, compared with net operating working capital of $73.3 million and cash and cash equivalents of $4.5 million at December 31, 2004. The increase in net operating working capital was primarily a result of increased inventories and decreased accounts payable. Based upon our existing cash and operating working capital levels, expected operating cash flows and capital spending, and availability of borrowings under our Credit Agreement and other credit facilities, we believe we will have the necessary financial resources to satisfy our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities

(dollars in millions)

	Six Months Ended
	June 30, 2005	June 30, 2004

Net income	$10.8	$15.2
Non-cash items included in net income
Depreciation and amortization	19.3	17.8
Amortization of deferred revenue	(3.9)	(2.9)
Deferred income tax provision	0.3	3.3
Minority interest in earnings of subsidiaries	2.7	2.9
Other items	(0.8)	(1.5)
Net changes in operating working capital, excluding effects of acquisitions	(35.5)	(21.0)

Cash (Used for) Provided by Operations	$(7.1)	$13.8

Net cash used for operations was $7.1 million for the six months ended June 30, 2005, with cash provided by operations of $13.8 million for the six months ended June 30, 2004, a change of $20.9 million.  Net changes in operating working capital accounted for $14.5 million of the change.  Depreciation and amortization increased $1.5 million during the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 due to capital expenditures during 2004 and the stronger euro and Brazilian real versus the U.S. dollar.  The deferred income tax provision decreased $3.0 million, primarily due to changes in earnings.

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

Operating Working Capital

(dollars in millions)

	Six Months Ended
	June 30, 2005	June 30, 2004
Changes in operating working capital, excluding effects of acquisitions
Accounts receivable	$3.1	$(0.9)
Inventories	(15.2)	(2.6)
Prepaid expenses	(4.5)	(2.5)
Accounts payable	(13.7)	(8.4)
Accrued expenses	(6.2)	(5.2)
Accrued income taxes	1.0	(1.4)
Net changes in operating working capital, excluding effects of acquisitions	(35.5)	(21.0)

In the first six months of 2005, changes in operating working capital, excluding effects of acquisitions, contributed unfavorably to cash flow by $35.5 million due to higher inventories and lower accounts payable and accrued expenses, partially offset by lower accounts receivable.  Inventories were higher at June 30, 2005 compared with 2004 year-end due to increasing finished goods inventory levels and higher prices.  Accounts payable was lower at quarter-end 2005 compared with 2004 year-end as a result of payment of accounts payable in 2005 related to maintenance activity in the latter months of 2004, part of which was reflected in the December 31, 2004 accounts payable balance.

Cash Flows from Investing Activities

(dollars in millions)

	Six Months Ended
	June 30, 2005	June 30, 2004

Capital spending	$(8.2)	$(23.1)
Capitalized software costs	(0.2)	(1.4)
Acquisitions, net of cash acquired	(11.9)	(8.4)
Other	(5.6)	(1.9)
Cash Used for Investing	$(25.9)	$(34.8)

Cash used for investing activities in 2005 was below the prior-year level and primarily reflected lower capital spending.  In 2005, $11.9 million was spent to acquire tobacco-related paper manufacturing assets in the Philippines.  In 2004, $8.4 million was spent to acquire a tobacco-related paper manufacturer in Indonesia.

Capital Spending

Capital spending was $4.7 million during the second quarter of 2005 compared with $15.1 million during the prior-year quarter.  Year-to-date 2005 capital spending was $8.2 million, compared with $23.1 million for the first six months of 2004.

Capital spending for a new reconstituted tobacco leaf production line in France totaled $2.8 million during the second quarter of 2004 and $4.8 million during the first half of 2004.  In Brazil and the United States, $5.6 million was spent during the second quarter of 2004 related to our new cigarette paper manufacturing strategy, with $7.4 million spent during the first six months of last year.  During the second quarter of 2005, $0.4 million was spent in Brazil to complete installation of the new cigarette paper machine, with $0.8 million spent year-to-date.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, Brazil, Indonesia, the Philippines and Canada.  For these purposes, we anticipate that we will incur capital expenditures of approximately $1 million in both 2005 and 2006, of which no material amount is the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

We currently expect our annual capital spending to be approximately $25 million in both 2005 and 2006. We expect to finance these capital expenditures with internally generated funds and existing credit facilities.

Acquisitions

In June, we completed the acquisition of tobacco-related paper manufacturing assets in the Philippines.  The total acquisition cost was $11.9 million, funded through existing bank lines of credit.  The assets acquired included buildings, 2 paper machines, various converting equipment, related utilities, support assets, land, water rights and inventory.  The mill that was acquired is the only domestic producer of tobacco-related papers in the Philippines and had an estimated 60 percent market share of the Philippines cigarette paper market in 2004.  The acquisition is not expected to have a significant impact on our 2005 financial results, but should be a positive contributor to future earnings improvement. This acquisition, combined with our Indonesian operation, will give us the ability to expand market share in the southeast Asian market.

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

Cash Flows from Financing Activities

(dollars in millions)

	Six Months Ended
	June 30, 2005	June 30, 2004

Cash dividends paid to SWM stockholders	$(4.6)	$(4.5)
Cash dividends paid to minority interest	—	(3.8)
Net changes in debt	31.5	35.2
Purchases of treasury stock	(1.0)	(3.5)
Proceeds from exercise of stock options	4.8	5.0
Cash Provided by Financing	$30.7	$28.4

Financing activities during the first six months of 2005 included borrowings of $36.4 million and repayments totaling $4.9 million for a net increase in debt of $31.5 million.  The proceeds from the increased debt were used to fund working capital requirements and to purchase tobacco-related paper manufacturing assets in the Philippines.  Other 2005 financing requirements included dividends paid to SWM stockholders, consistent with the prior year, and purchases of treasury stock.

Financing activities during the first six months of 2004 included borrowings of $41.1 million and repayments totaling $5.9 million for a net increase in debt of $35.2 million.  The proceeds from the increased debt were used to fund working capital, capital expenditures and the acquisition of the Indonesian business.

Dividend Payments

On July 28, 2005, we announced that the Board of Directors had declared a quarterly cash dividend of $0.15 per share of common stock.  The dividend will be payable on September 12, 2005 to stockholders of record on August 15, 2005.

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

Debt Instruments and Related Covenants

(dollars in millions)

	Six Months Ended
	June 30, 2005	June 30, 2004
Changes in short-term debt	$19.2	$17.3
Proceeds from issuances of long-term debt	17.2	23.8
Payments on long-term debt	(4.9)	(5.9)
Net changes in debt	$31.5	$35.2

We maintain short-term and long-term credit facilities.  In addition to uncommitted bank overdrafts and lines of credit totaling approximately $42 million in the United States, France and Brazil, of which approximately $20 million was still available for borrowing as of June 30, 2005, we have credit facilities with a group of banks which include 364-day and 5-year committed revolving credit facilities in the United States and France, or the Credit Agreement.  At June 30, 2005, we had approximately $10 million still available for borrowing under our 364-day revolving Credit Agreement facilities, which are scheduled to expire January 26, 2006.  Additionally, at June 30, 2005, we had approximately $24 million still available for borrowing under our 5-year revolving Credit Agreement facilities, for which repayment of borrowings can be extended until maturity of the facility on January 31, 2007.

Under our Credit Agreement, interest rates are at market rates, based on the London interbank offered rate for U.S. dollar deposits, or LIBOR, for the U.S. dollar borrowings and the euro zone interbank offered rate for euro deposits, or EURIBOR, for the euro borrowings plus either (a) for 364-day revolver borrowings, applicable margin of either 0.65 percent per annum or 0.75 percent per annum, or (b) for 5-year revolver borrowings, applicable margin of either 0.70 percent per annum or 0.80 percent per annum.  The applicable margin is determined in each instance by reference to our Net Debt to Equity Ratio, as defined in the Credit Agreement.

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

Payments.  During the first half of 2005, we net borrowed $31.5 million primarily to support our working capital increases and the Philippines acquisition.  During the first half of 2004, we net borrowed $35.2 million primarily to support our working capital increases, capital spending and the Indonesian acquisition.  Our total debt outstanding was $138.9 million at June 30, 2005 and $113.9 million at December 31, 2004.  Our total debt to capital ratios at June 30, 2005 and December 31, 2004 were 32 percent and 27 percent, respectively, both within our target range of 25 to 35 percent.

While the principal amounts outstanding under the 5-Year Revolvers are currently due within 12 months under the terms of each specific borrowing, we have the ability under the existing facilities to extend these borrowings beyond their current rollover dates and could extend them through the expiration of those facilities on January 31, 2007.  During the second quarter of 2005, based upon current business conditions, we have reclassified the 5-Year Euro Revolver to Long-Term Debt.  Based upon the current business environment and market conditions, we expect to remain near current debt levels, however this may fluctuate and additional borrowings in amounts not to exceed 10 million euros may be necessary to meet cash needs during the remainder of 2005.  In addition, both the U.S. and French segments expect to utilize our bank overdraft facilities to meet short-term funding requirements.

Interest Rate Swap.  Effective January 31, 2003, we entered into a 2-year interest rate swap agreement to fix the LIBOR rate component of $15 million of our variable rate U.S. dollar long-term debt at 2.05 percent, which had the effect of fixing our interest rate, including margin, at 2.75 percent on $15 million of our debt through January 31, 2005.  This interest rate swap contract was designated as a cash flow hedge and qualified for short-cut method treatment under SFAS No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  As such, we assumed there was no ineffectiveness of this hedge contract, and accordingly, no gain or loss was recorded in the income statement relative to the changes in fair value of this interest rate swap contract, but instead the changes in fair value of the contract were reflected in other comprehensive income (loss).  As of June 30, 2005, no interest rate-related derivative contract agreements had been entered into.

Share Repurchases

We repurchased a total of 29,270 shares of our common stock during the first six months of 2005 at a cost of $1.0 million.  These share repurchases were made under a Board of Directors’ authorization covering the period January 1, 2005 through December 31, 2006 in an amount not to exceed $20.0 million.  Corporate 10b5-1 plans are used by us so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Stock Option Exercises

During the first six months of 2005, we received $4.8 million in proceeds from the exercise of stock options by employees, a decrease of $0.2 million from $5.0 million in stock option exercise proceeds in the same period of the prior year.  Most of the options exercised were exercised by officers in accordance with 10b5-1 plans.  As part of our corporate governance activities, a policy was implemented in 2002 requiring that our Exchange Act Rule 16 reporting officers, and certain other officers that could be exposed to material non-public information by virtue of their positions, exercise their stock options through Exchange Act Rule 10b5-1 plans for transactions in stock that involve a market transaction.  Additional stock option exercises are likely to occur in the remaining six months of 2005 and in 2006 as a result of such officers’ 10b5-1 plans.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits.  After being in a net overfunded position in 2000 and prior years, our U.S. and French pension plans changed to an underfunded status in 2001 as a result of the poor performance of the equities markets and lower interest rates that caused estimated future pension liabilities to increase because of the necessity to use a lower discount rate.  The underfunded pension status worsened during 2002 as still lower equities markets and interest rates more than offset our $6.5 million of pension contributions.  During 2003, interest rates continued to decline, but the equities markets improved and we made pension contributions of $10.7 million in the United States and France.  During 2004, long-term interest rates declined further, equities markets improved and we made pension contributions of $10.8 million in the United States and France.  As of December 31, 2004, these plans were still underfunded by $40 million as it relates to the associated accumulated pension benefit obligations (see additional disclosure regarding our pension plans in Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004).  We made pension contributions in the first quarter of 2005 of $3 million and in April 2005 we made an additional $2 million contribution.  We currently expect to make additional pension contributions during the remainder of 2005 of approximately $10 million and additional amounts in future years in the United States and France in order to help improve the funded status of these plans.  However, negative returns in the equities markets or even lower interest rates could further negatively impact the funded status of these plans.

In July 2005, the decision was made and communicated to all affected U.S. salaried employees that benefits related to our defined benefit pension plan in the United States will be frozen as of December 31, 2005.  This action is expected to reduce our annual pension expense and pension fund contribution requirements.  The plan has not been terminated and benefits accrued as of December 31, 2005 will continue to be paid in accordance with the plan terms.  Allowable contributions and our matching percentage for our defined contribution, or 401(k) plan, are being modified to partially offset the employee benefit reduction.

Cash Flow Hedge Agreements.  In an effort to mitigate risk of foreign currency exposure, we selectively hedge our foreign currency exposure when we believe it is practicable and cost-effective to do so.  These agreements are accounted for in accordance with FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – An Amendment of FASB Statement 133.”  All derivatives are recorded on the balance sheet at fair value.  To the extent that the hedge is determined to be effective, changes in the fair value of derivatives for qualifying cash flow hedges are recorded each period in other comprehensive income.  Our derivatives have been designated as cash flow hedge transactions in which we hedge the variability of cash flows related to future net sales.  The changes in the fair value of these derivative instruments have been reported in other comprehensive income because the highly effective test was met, and have been reclassified to earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  On June 30, 2005, we had forward contracts, entered into by our French operations during the second quarter, to hedge $6.2 million U.S. dollars per month, for each of the next 6 months, at a strike price of 1.26 dollars per euro.  Reclassifications from accumulated comprehensive income (loss) into the Statements of Income during the quarter ended June 30, 2005 were not material.  Reclassification during the remainder of 2005 is not expected to be material.

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

Employees.  The collective bargaining agreement at our Lee, Massachusetts mills expired on July 31, 2005; however, we have continued negotiations with the union’s bargaining committee to negotiate a new agreement.  The mill is currently working pursuant to an extension of the current labor agreement, pending resolution of a new agreement.  We believe that employee and union relations are positive, although there is no certainty as to the outcome of these negotiations.

Additionally, during the second quarter of 2005, a new collective bargaining agreement was signed at our Pirahy mill in Santanesia, Brazil, effective through May 31, 2006.  Our Indonesian operation is currently working under an expired contract and we expect no work stoppages.

Outlook

Consistent with recent historical trends, worldwide cigarette consumption is expected to increase at a rate of approximately one-half to one percent per year.  The anticipated decline in the production of cigarettes in developed countries is expected to be more than offset by increased cigarette production in developing countries that currently represent approximately 70 percent of worldwide cigarette production.  Age demographics and expected increases in disposable income are expected to support the increased consumption of cigarettes in developing countries.  In addition, the litigation environment is different in most foreign countries compared with the United States, having less of an impact on the pricing of cigarettes, which, in turn, affects cigarette consumption.  Cigarette production in the United States is expected to continue to decline as a result of a decline in domestic cigarette consumption caused by increased cigarette prices, health concerns and public perceptions.  As well, cigarette consumption has recently declined in western Europe following tax increases on cigarette sales in those countries.

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

We have recently been experiencing weakness in our tobacco-related paper sales in western Europe.  This weakness is expected to continue in both sales volumes and selling prices as the result of reduced cigarette consumption in several western European countries, in part due to increased taxes, and new cigarette paper manufacturing capacity that was added by European competitors in 2003 and 2004.  In addition, one of our largest customers has advised us that as a result of declining European sales volumes and a rebalancing of supplier allocations, it plans to reduce its purchases from our French paper operations during the remainder of 2005.  We continue to evaluate opportunities to replace that sales volume with sales to other customers or with other products, as well as different operating alternatives.  We do anticipate, however, that as a result of this market weakness there will be continuing paper machine downtime in France.

During the balance of 2005, we expect to have an increase in the sales volume of reconstituted tobacco leaf products compared with the first half of 2005.  For the full year, RTL sales volumes are expected to be above the full-year 2004 level.

Sales of cigarette papers for lower ignition propensity cigarettes, of which we had limited production and sales during 2004, are expected to continue during 2005.  Increased sales of these products are expected in the second half of 2005 in support of the requirement for lower ignition propensity properties for all cigarettes manufactured or imported into Canada on or after October 1, 2005.  These papers sell for a higher price than the conventional cigarette papers they replace and are expected to have a positive impact on our financial results.

Start-up costs related to upgraded paper machines in both the United States and Brazil are now behind us, as the rebuilt paper machines are now running at end of curve production rates, or the end of the start-up period of the machine at which time normal waste levels and production rates have been attained.  With the upgraded production equipment in place, improved mill operations are expected during the balance of the year, especially in the United States.

We expect to face significant cost pressures during 2005.  Purchased energy costs are expected to be significantly above the prior-year.  Increases have also been experienced in our employee benefit costs and labor rates which will continue the balance of the year.

The weakened U.S. dollar versus the euro and the Brazilian real is also expected to put pressure on our financial results.  In both France and Brazil, costs are primarily based on local currencies while selling prices are often linked to the U.S. dollar.  For the full year 2005, the unfavorable currency impacts in Brazil are expected to more than offset the benefits of new cigarette paper production capacity in that country.  Based upon current product mix, levels of operations and net balance sheet exposures, we estimate that a 10 percent change in value of the euro versus the U.S. dollar would impact our annual earnings per share by approximately $0.16, and a 10 percent change in value of the Brazilian real versus the U.S. dollar would impact annual earnings per share by approximately $0.08.

Our 2005 effective income tax rate is expected to be approximately 6 to 7 percentage points higher than the effective income tax rate in 2004, in the range of 28 to 29 percent, as the prior-year effective income tax rate benefited from utilization of foreign tax credits and other non-recurring tax items.

As a result of the higher than previously anticipated cost increases, especially for purchased energy, anticipated weakness in the western European tobacco-related papers market and greater than expected unfavorable currency exchange rate impacts, we are expecting earnings per share for full-year 2005 to be less than 2004 results.

We currently expect our annual capital spending for 2005 and 2006 to total approximately $25 million in each year.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by that Act.  These statements include those in the “Outlook” section and our expectations elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operation.  They also include statements containing “expect,” “anticipate,” “project,” “appears,” “should,” “could,” may,” typically” and similar words.  Actual results may differ materially from the results suggested by these statements for a number of reasons, including the following:

•                  We have manufacturing facilities in 6 countries and sell products in over 90 countries.  As a result, we are subject to a variety of import and export, tax, foreign currency, labor and other regulations within these countries.  Changes in these regulations, or adverse interpretations or applications, as well as changes in currency exchange rates, could adversely impact our business in a variety of ways, including increasing expenses, decreasing sales, limiting our ability to repatriate funds and generally limiting our ability to conduct business.

•                  Our financial performance is dependent upon the cost of raw materials, particularly wood pulp, purchased energy and chemicals.  Recently the cost of these items has been increasing, and the nature of our agreements with our customers may make it difficult to pass changes in these costs on to our customers in a timely and effective manner.

•                  Our sales are concentrated to a limited number of customers.  In 2004, 48 percent of our sales were to our 2 largest customers.  The loss of one or both such customers, or a significant reduction in one or both of these customers’ purchases, could have a material adverse effect on our results of operations.

•                  Our financial performance is materially impacted by sales of both reconstituted tobacco leaf products and lower ignition propensity cigarette papers.  A significant change in the sales of these higher margin products could have a material impact on future financial results.

•                  In recent years, governmental entities around the world, particularly in the United States, have taken or have proposed actions that may have the effect of reducing consumption of tobacco products.  Reports with respect to the possible harmful physical effects of cigarette smoking and use of tobacco products have been publicized for many years and, together with actions to restrict or prohibit advertising and promotion of cigarettes or other tobacco products, to limit smoking in public places and to increase taxes on such products, are intended to discourage the consumption of cigarettes and other such products.  Also in recent years, certain governmental entities, particularly in North America, have enacted, considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked.  Furthermore, it is not possible to predict what additional legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect our business.

For additional factors and further discussion of these factors, please see our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at June 30, 2005 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2005. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc.
Atlanta, Georgia

We have reviewed the accompanying consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries as of June 30, 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three-month and six-month periods ended June 30, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
August 5, 2005

PART II

ITEM 1. LEGAL PROCEEDINGS

Our description of legal proceedings is in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC and in Note 5 in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase shares of our Common Stock during the second quarter of 2005.  The following table indicates the amount of shares of our Common Stock we have repurchased during 2005 and the remaining amount of share repurchases currently authorized by our Board of Directors as of June 30, 2005:

Total Number of
			Shares Repurchased		Maximum Amount
	Total Number	Average	As Part of Publicly		Of Shares that May
	Of Shares	Price Paid	Announced Programs		Yet be Repurchased
	Repurchased	Per Share	(# Shares)	($ in millions)	Under the Program
($ in millions)
First Quarter	29,270	$34.00	29,270	$1.0
April	—	—	—	—
May	—	—	—	—
June	—	—	—	—
Second Quarter	—	—	—	—
Year-To-Date 2005	29,270	$34.00	29,270	$1.0	$19.0	*

* On December 2, 2004, our Board of Directors authorized us to repurchase up to an additional $20.0 million of our Common Stock during the period January 1, 2005 to December 31, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on Thursday, April 28, 2005, at which the following matters were submitted to a vote, as had been indicated in our proxy statement mailed on or about March 17, 2005:

(a)          Two nominees, Ms. Claire L. Arnold and Mr. Laurent G. Chambaz were elected as Class I Directors to serve a three-year term expiring at the 2008 Annual Meeting of Stockholders.  The results of the voting of stockholders were as follows:

	For	Withheld
Director: Ms. Arnold	13,572,703	179,880
Director: Mr. Chambaz	12,995,167	757,416

Other Directors continuing in office are (i) Mr. K.C. Caldabaugh, Mr. Jean-Pierre Le Hétêt and Mr. Richard D. Jackson, Class II Directors, whose terms will expire at the 2006 Annual Meeting of Stockholders, (ii) Mr. Wayne H. Deitrich, Mr. Leonard J. Kujawa and Mr. Larry B. Stillman, Class III Directors, whose terms will expire at the 2007 Annual Meeting of Stockholders, and (iii) Mr. Manuel J. Iraola who was elected to the Board of Directors effective May 4, 2005, and will serve as an unclassified director until he stands for election by stockholders at the April 2005 annual meeting of stockholders.

ITEM 5. OTHER INFORMATION

None

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

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ PAUL C. ROBERTS	By:	/s/ WAYNE L. GRUNEWALD
	Paul C. Roberts	Wayne L. Grunewald
	Chief Financial Officer and	Controller
	Treasurer	(principal accounting officer)
(duly authorized officer and
principal financial officer)

August 5, 2005		August 5, 2005

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended June 30, 2005

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