Form 10-Q
period 2005-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2005-11-04
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

There were 15,246,556 shares of Common Stock, par value $0.10 per share, of the registrant outstanding as of October 31, 2005.

TABLE OF CONTENTS

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Report of Independent Registered Public Accounting Firm

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

EX 3.2	By-Laws, as amended on and through November 3, 2005

EX 10.11	Executive Severance Plan Amended and Restated as of November 3, 2005

EX 15	Letter from Deloitte & Touch LLP regarding unaudited interim financial information

EX 31.1	Section 302 Certification of CEO

EX 31.2	Section 302 Certification of CFO

EX 32	Section 906 Certification of CEO and CFO

PART I

ITEM 1.               FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (dollars in millions, except per share amounts)

(Unaudited)

Three Months Ended		Nine Months Ended
September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net Sales	$165.7	$164.1	$494.5	$485.6
Cost of products sold	141.3	132.5	419.8	395.3

Gross Profit	24.4	31.6	74.7	90.3

Selling expense	5.5	6.2	17.8	20.3
Research expense	2.0	2.2	7.0	6.8
General expense	6.2	6.5	18.9	20.3
Total nonmanufacturing expenses	13.7	14.9	43.7	47.4

Operating Profit	10.7	16.7	31.0	42.9

Interest expense	1.7	1.1	4.5	3.1
Other income, net	0.6	0.4	2.1	0.7

Income Before Income Taxes and Minority Interest	9.6	16.0	28.6	40.5

Provision for income taxes	2.3	4.2	7.8	10.6

Income Before Minority Interest	7.3	11.8	20.8	29.9

Minority interest in earnings of subsidiaries	1.5	1.5	4.2	4.4

Net Income	$5.8	$10.3	$16.6	$25.5

Net Income Per Share

Basic	$0.38	$0.69	$1.10	$1.71

Diluted	$0.37	$0.67	$1.07	$1.65

Cash Dividends Declared Per Share	$0.15	$0.15	$0.45	$0.45

Weighted Average Shares Outstanding

Basic	15,188,000	14,797,700	15,118,700	14,850,900

Diluted	15,390,100	15,321,800	15,464,900	15,427,200

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6.2	$4.5
Accounts receivable	100.1	97.7
Inventories	137.1	119.6
Other current assets	13.6	9.9
Total Current Assets	257.0	231.7

Property, Plant and Equipment, net	423.0	453.2
Other Assets	33.3	32.2

Total Assets	$713.3	$717.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current debt	$30.4	$50.9
Accounts payable	59.0	71.3
Accrued expenses	76.3	76.7
Current deferred revenue	6.3	7.5
Total Current Liabilities	172.0	206.4

Long-Term Debt	102.8	63.0
Pension and Other Postretirement Benefits	40.8	47.8
Deferred Income Tax Liabilities	39.8	39.3
Deferred Revenue	31.4	35.9
Other Liabilities	19.7	18.7
Minority Interest	12.3	13.4

Total Liabilities	418.8	424.5

Stockholders’ Equity
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 16,078,733 shares issued; 15,245,344 and 14,946,650 shares outstanding at September 30, 2005 and December 31, 2004, respectively)	1.6	1.6
Additional paid-in-capital	63.9	63.3
Common stock in treasury, at cost, 833,389 and 1,132,083 shares at September 30, 2005 and December 31, 2004, respectively	(16.8)	(22.3)
Retained earnings	281.3	271.5
Unearned compensation on restricted stock	(0.4)	(0.5)
Accumulated other comprehensive loss, net of tax	(35.1)	(21.0)

Total Stockholders’ Equity	294.5	292.6

Total Liabilities and Stockholders’ Equity	$713.3	$717.1

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME (LOSS)

 (dollars in millions, except per share amounts)

(Unaudited)

								Accumulated
			Additional					Other
	Common Stock Issued		Paid-In	Treasury Stock		Retained	Unearned	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Compensation	Income (Loss)	Total

Balance, December 31, 2003	16,078,733	$1.6	$61.5	1,275,465	$(21.9)	$244.0	$(0.7)	$(34.3)	$250.2

Net income for the nine months ended September 30, 2004						25.5			25.5
Changes in fair value of derivative instruments								0.1	0.1
Adjustments to unrealized foreign currency translation								(1.4)	(1.4)
Comprehensive income									24.2

Dividends declared ($0.45 per share)						(6.7)			(6.7)
Purchases of treasury stock				257,556	(7.5)				(7.5)
Restricted stock issuances			0.1	(7,000)	0.1		(0.1)		0.1
Amortization of unearned compensation							0.2		0.2
Stock issued to directors as compensation				(1,968)	0.1				0.1
Tax benefit of options exercised			0.4						0.4
Issuance of shares for options exercised	—	—	0.8	(267,986)	4.6	—	—	—	5.4
Balance, September 30, 2004	16,078,733	1.6	62.8	1,256,067	(24.6)	262.8	(0.6)	(35.6)	266.4

Net income for the three months ended December 31, 2004						10.9			10.9
Adjustments to minimum pension liability								(3.1)	(3.1)
Adjustments to unrealized foreign currency translation								17.7	17.7
Comprehensive income									25.5

Dividends declared ($0.15 per share)						(2.2)			(2.2)
Purchases of treasury stock				15,800	(0.5)				(0.5)
Restricted stock issuances				1,000				—
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(624)	—				—
Tax benefit of options exercised			0.6						0.6
Tax benefit of restricted stock vesting			0.2						0.2
Issuance of shares for options exercised	—	—	(0.3)	(140,160)	2.8	—	—	—	2.5

Balance, December 31, 2004	16,078,733	1.6	63.3	1,132,083	(22.3)	271.5	(0.5)	(21.0)	292.6

Net income for the nine months ended September 30, 2005						16.6			16.6
Adjustments to unrealized foreign currency translation								(13.8)	(13.8)
Changes in fair value of derivative instruments								(0.3)	(0.3)
Comprehensive income									2.5

Dividends declared ($0.45 per share)						(6.8)			(6.8)
Purchases of treasury stock				29,270	(1.0)				(1.0)
Restricted stock issuances				(2,500)					—
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation			0.1	(2,452)	0.1				0.2
Stock issued to directors from deferred compensation			0.1	(4,511)	0.1				0.2
Tax benefit of options exercised			0.7						0.7
Tax benefit of restricted stock vesting			0.1						0.1
Issuance of shares for options exercised	—	—	(0.4)	(318,501)	6.3	—	—	—	5.9

Balance, September 30, 2005	16,078,733	$1.6	$63.9	833,389	$(16.8)	$281.3	$(0.4)	$(35.1)	$294.5

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in millions)

(Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Operations
Net income	$16.6	$25.5
Non-cash items included in net income
Depreciation and amortization	29.6	26.9
Amortization of deferred revenue	(5.7)	(4.2)
Deferred income tax provision	0.9	5.7
Minority interest in earnings of subsidiaries	4.2	4.4
Other items	(4.1)	—
Net changes in operating working capital, excluding effects of acquisitions	(29.2)	(29.4)

Cash Provided by Operations	12.3	28.9

Investing
Capital spending	(13.4)	(33.9)
Capitalized software costs	(0.5)	(1.9)
Acquisitions, net of cash acquired	(11.9)	(8.4)
Other	(5.4)	(1.3)
Cash Used for Investing	(31.2)	(45.5)

Financing
Cash dividends paid to SWM stockholders	(6.8)	(6.7)
Cash dividends paid to minority interest	(3.6)	(3.8)
Changes in short-term debt	8.0	16.3
Proceeds from issuances of long-term debt	23.4	24.0
Payments on long-term debt	(5.3)	(8.1)
Purchases of treasury stock	(1.0)	(7.5)
Proceeds from exercise of stock options	5.9	5.4
Cash Provided by Financing	20.6	19.6

Increase in Cash and Cash Equivalents	1.7	3.0

Cash and Cash Equivalents at beginning of period	4.5	3.7

Cash and Cash Equivalents at end of period	$6.2	$6.7

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

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.  The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 7, 2005.

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

For purposes of the pro forma disclosures, the estimated fair value of the stock compensation is amortized to expense over the vesting period.  Under the fair value method, our net income and earnings per share would have been the pro forma amounts indicated below (dollars in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net Income
As reported	$5.8	$10.3	$16.6	$25.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	0.3	0.3	0.8	0.9
Pro forma	$5.5	$10.0	$15.8	$24.6
Basic net income per share
As reported	$0.38	$0.69	$1.10	$1.71
Pro forma	$0.37	$0.68	$1.05	$1.66
Diluted net income per share
As reported	$0.37	$0.67	$1.07	$1.65
Pro forma	$0.36	$0.65	$1.02	$1.59

Recent Accounting Pronouncements

In December 2004, Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which revises SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income.  SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005.  See “Share-Based Incentive Compensation” above for the pro forma net income and net income per share amounts for the three and nine months ended September 30, 2005 and 2004, where we used a fair-value-based method under SFAS No. 123 to measure compensation expense for employee stock incentive awards.  We are evaluating the requirements under SFAS 123R and expect to begin expensing stock options in 2006.

NOTE 2.  EARNINGS PER SHARE

Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding.  The average numbers of common shares used in the calculations of basic net income per common share for the three and nine month periods ended September 30, 2005 were approximately 15,188,000 and 15,118,700, respectively, and for the three and nine month periods ended September 30, 2004 were approximately 14,797,700 and 14,850,900, respectively.  Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding.  The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three and nine month periods ended September 30, 2005 were approximately 15,390,100 and 15,464,900, respectively, and for the three and nine month periods ended September 30, 2004 were approximately 15,321,800 and 15,427,200, respectively.  Potential common shares during the respective periods are those related to stock options and restricted stock outstanding and directors’ accumulated deferred stock compensation, which may be received by the directors in the form of stock or cash.  A reconciliation of the average number of common shares outstanding used in the calculations of basic and diluted net income per share follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Average number of common shares outstanding	15,188.0	14,797.7	15,118.7	14,850.9
Dilutive effect of:
- stock options	155.0	449.9	292.8	493.8
- restricted stock	29.9	55.0	36.9	64.1
- directors’ deferred stock compensation	17.2	19.2	16.5	18.4
Average number of common and potential common shares	15,390.1	15,321.8	15,464.9	15,427.2

Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods.  The average number of share equivalents resulting from these anti-dilutive stock options not included in the computations of diluted net income per share for the three and nine month periods ended September 30, 2005 were approximately 381,000 and 251,100, respectively, and for the three and nine month periods ended September 30, 2004 were both approximately 8,500.

NOTE 3.  ACQUISITIONS AND JOINT VENTURE

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

NOTE 4.  INVENTORIES

The following schedule details inventories by major class (dollars in millions):

	September 30, 2005	December 31, 2004
Raw materials	$41.2	$47.8
Work in process	18.0	12.9
Finished goods	57.1	40.1
Supplies and other	20.8	18.8
Total	$137.1	$119.6

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

SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor.  However, the final resolution of this matter will entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years.  Based on the foreign currency exchange rate at September 30, 2005, the Assessment totaled approximately $17.6 million as of September 30, 2005, of which approximately $8.1 million is covered by an indemnification.  No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

The Social Contribution for the Program of Social Integration, or PIS Semestralidade – Currently pending as the matter of Schweitzer-Mauduit do Brasil v. Federal Union in the Federal Regional Tribunal sitting in Rio de Janeiro, Case Number 2000.51.001617-8  (October 2, 2002).

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

SWM-B received a favorable decision on its request for a preliminary injunction in July 2002.  This decision was confirmed on appeal in December 2004.  In June 2005, the Government filed a motion to amend the decision rendered in the appeal, which was denied.  It is expected that the Federal Union will also file appeals to the Superior Court of Justice and ultimately to the Supreme Court of Brazil.  The total amount of potential unrecorded income, depending upon several contested factors, ranges up to approximately $3 million, which amount we consider a gain contingency and have not recorded in our consolidated financial statements.  We believe that we have a good chance of success on the merits.  However, the final resolution of this matter may entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years.

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

In July 2005, the decision was made and communicated to all affected U.S. salaried employees that benefits related to our defined benefit pension plan in the United States will be frozen as of December 31, 2005.  This action is expected to reduce our annual pension expense and pension fund contribution requirements.  The plan has not been terminated and benefits accrued as of December 31, 2005 will continue to be paid in accordance with the plan terms.  Allowable contributions and our matching percentage for our defined contribution, or 401(k), plan are being modified to partially offset the employee benefit reduction.

The action included suspending the plan so U.S. salaried employees do not earn additional benefits for future service (years or earnings) beginning January 1, 2006.  This suspension of additional benefits for future service qualified this action for curtailment under SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

This action necessitated a remeasurement of our accumulated benefit obligation under our U.S. pension plan and resulted in a curtailment gain in the third quarter of 2005 of $0.8 million ($0.6 million after tax).  As part of our remeasurement, we decreased our discount rate assumption from 5.75 percent to 5.25 percent to reflect recent changes in the market interest rates.  Turnover and retirement assumptions were modified to reflect a recently completed demographic assumption study of SWM.  Additionally, the mortality table assumption was also reviewed and updated to a more current mortality table.  Annual rate of return and wage rate increase assumptions remained consistent with those previously disclosed.

In accordance with GAAP, we calculated our curtailment gain by first remeasuring our plan assets and projected benefit obligation, or PBO, as of the date of the curtailment, excluding the effects of the curtailment, but including the effects of the changes in assumptions.  We then had the plan assets and the PBO remeasured using the effects of the curtailment.  This enabled us to isolate the effect of the curtailment on the PBO, without affecting the measurement for any change in the actuarial assumptions since the prior measurement date.

The components of net pension and postretirement healthcare and life insurance benefit costs for U.S. employees for the three and nine month periods ended September 30, 2005 and 2004 were as follows (dollars in millions):

U.S. Pension Benefits

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Service cost	$0.6	$0.9	$2.1	$2.5
Interest cost	1.7	1.5	4.8	4.3
Expected return on plan assets	(1.7)	(1.6)	(4.9)	(4.8)
Amortization and other	1.0	0.4	2.1	1.1
Curtailment credit	(0.8)	—	(0.8)	—
Net periodic benefit cost	$0.8	$1.2	$3.3	$3.1

U.S. Healthcare and Life Insurance Benefits

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Service cost	$0.1	$—	$0.2	$0.1
Interest cost	0.2	0.3	0.6	0.7
Amortization and other	(0.1)	—	(0.1)	—
Net periodic benefit cost	$0.2	$0.3	$0.7	$0.8

French Pension Benefits  The components of net pension costs in France for the three and nine month periods ended September 30, 2005 and 2004 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Service cost	$0.4	$0.4	$1.2	$1.2
Interest cost	0.4	0.4	1.2	1.2
Expected return on plan assets	(0.2)	(0.2)	(0.6)	(0.6)
Amortization and other	0.4	0.2	0.7	0.6
Net periodic benefit cost	$1.0	$0.8	$2.5	$2.4

We made a total of $9.4 million of contributions to our pension plans through the first nine months of 2005 and currently expect to make additional pension contributions during the remainder of 2005 in the range of $4 to $6 million.  We also made a total of $1.1 million of payments in the first nine months of 2005 related to our U.S. postretirement healthcare and life insurance benefits, and expect to make additional payments during the remainder of 2005 of less than $1 million.

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

Tobacco industry products comprised 92 to 93 percent of our consolidated net sales in the three and nine months ended September 30, 2005 and 2004.  The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

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

Net Sales

(dollars in millions)

	Three Months Ended				Nine Months Ended
	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004
France	$102.0	61.6%	$106.4	64.8%	$308.9	62.5%	$313.5	64.6%
United States	54.1	32.7	49.2	30.0	160.8	32.5	147.2	30.3
Brazil	15.3	9.2	13.2	8.0	43.0	8.7	36.9	7.6
Subtotal	171.4	103.5	168.8	102.8	512.7	103.7	497.6	102.5

Intersegment sales by
France	(3.3)	(2.0)	(3.3)	(2.0)	(12.3)	(2.5)	(9.2)	(1.9)
United States	(0.3)	(0.2)	(0.4)	(0.2)	(1.1)	(0.2)	(0.7)	(0.2)
Brazil	(2.1)	(1.3)	(1.0)	(0.6)	(4.8)	(1.0)	(2.1)	(0.4)
Subtotal	(5.7)	(3.5)	(4.7)	(2.8)	(18.2)	(3.7)	(12.0)	(2.5)
Consolidated	$165.7	100.0%	$164.1	100.0%	$494.5	100.0%	$485.6	100.0%

Operating Profit

(dollars in millions)

	Three Months Ended				Nine Months Ended
	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004
France	$11.7	109.4%	$16.4	98.2%	$34.0	109.7%	$43.0	100.2%
United States	0.8	7.5	0.8	4.8	0.4	1.3	1.8	4.2
Brazil	(0.2)	(1.9)	1.4	8.4	1.1	3.5	3.7	8.6
Unallocated	(1.6)	(15.0)	(1.9)	(11.4)	(4.5)	(14.5)	(5.6)	(13.0)
Consolidated	$10.7	100.0%	$16.7	100.0%	$31.0	100.0%	$42.9	100.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•                  Recent Developments

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Other Factors Affecting Liquidity and Capital Resources

•                  Outlook

•                  Forward-Looking Statements

Executive Summary

Third Quarter.  Our third quarter 2005 net income was $5.8 million compared with net income of $10.3 million in the third quarter of 2004, a decline of 44 percent.  Diluted earnings per share were $0.37 compared with diluted earnings per share of $0.67 in the third quarter of 2004, a decline of 45 percent.

Operating profit was $10.7 million, a decline of $6.0 million, or 36 percent, from the prior-year quarter.

Our gross profit margin was 14.7 percent compared with 19.3 percent in the prior-year quarter.

The decline in profitability compared with the third quarter of 2004 was largely the result of the inability to fully offset inflationary cost increases through either improved mill operations or higher selling prices.  Inflationary cost increases unfavorably impacted operating results by $4.0 million in the quarter.  The financial results were also unfavorably impacted by lower paper production volumes, currency exchange rates and higher interest expense.  These unfavorable factors were partially offset by lower nonmanufacturing expenses.

Net sales totaled $165.7 million, 1 percent above the prior-year quarter, primarily due to the positive net sales impacts of currency exchange rates.  The net sales impact of somewhat higher average selling prices was essentially offset by changes in sales volumes.

First Nine Months.  Net income was $16.6 million for the first nine months of 2005 compared with net income of $25.5 million in the first nine months of 2004, a decline of 35 percent.  Diluted earnings per share were $1.07 compared with diluted earnings per share of $1.65 in the prior-year first nine months, also a 35 percent decrease.

In the first nine months of 2005, operating profit was $31.0 million, a decline of $11.9 million, or 28 percent.

Our gross profit margin was 15.1 percent compared with 18.6 percent in the prior-year first nine months.

The decline in earnings compared with the first nine months of 2004 was the result of an unfavorable mix of products sold, lower average selling prices, decreased sales and production volumes, unfavorable currency impacts, inflationary cost increases of $14.8 million and higher interest expense.  These factors were partially offset by improved mill operations in each business unit, lower start-up costs, $3.7 million of lower nonmanufacturing expenses and higher other income.

Net sales were $494.5 million for the first nine months of 2005, a 2 percent increase compared with 2004.  The positive net sales impact of currency exchange rates was partially offset by lower average selling prices.

Capital spending was $5.2 million during the third quarter of 2005, compared with $10.8 million during the prior-year quarter.  Year-to-date 2005 capital spending totaled $13.4 million, compared with $33.9 million for the first nine months of 2004.  Spending for our new cigarette paper manufacturing strategy, which included rebuilt or new cigarette paper manufacturing equipment in both the United States and Brazil, has been completed.  Our capital spending is expected to total approximately $20 million each year in 2005 and 2006.

Recent Developments

Lower Ignition Propensity Cigarette Papers

Momentum continues to build for lower ignition propensity cigarettes in North America.  As of October 1, 2005, all cigarettes manufactured or imported into Canada must meet lower cigarette ignition propensity requirements.  In October, the State of California passed legislation that requires all cigarettes sold in California as of January 2007 to have lower ignition propensity properties.  California joins the State of New York, which already requires lower ignition propensity properties, and the State of Vermont, which requires cigarettes to have these properties as of May 2006.  In addition to Vermont and California, 13 other states introduced bills in 2005 that provided for lower ignition propensity properties for cigarettes.  It is likely that other states may take action on cigarette ignition propensity legislation in 2006.  There have reportedly also been discussions about ignition propensity standards in several foreign countries, including Australia, New Zealand, South Africa and the United Kingdom.

We had increased production and sales of cigarette paper for lower ignition propensity cigarettes during the third quarter, in support of the new regulations in Canada.  Sales of cigarette papers for lower ignition propensity cigarettes are expected to contribute positively to operating results in future quarters.  These papers sell for a higher price and a better margin than the conventional cigarette papers they replace.

Inflationary Cost Increases and Market Conditions

Cost pressures are expected to continue, reflected in higher purchased energy, purchased materials, labor and employee benefit expenses.  These inflationary cost increases are expected to have an unfavorable impact on the full 2005 year of approximately $20 million versus 2004, with purchased energy accounting for roughly one-half of this amount.  The weakened U.S. dollar continues to put pressure on our operating profit, especially in Brazil, where costs are largely tied to the local currency while selling prices are often linked to the U.S. dollar.  The Brazilian real has continued to strengthen versus the U.S. dollar, and, for the full year of 2005, the unfavorable currency impact on operating profit in Brazil is expected to be approximately $4 million versus 2004.

In addition to these negative factors experienced during the first nine months of 2005, further weakness is expected in our sales of tobacco-related papers from our French operations.  This anticipated weakness in both sales volumes and selling prices is the result of reduced cigarette consumption in several western European countries, in part due to increased taxes, and new cigarette paper manufacturing capacity that was added by European competitors in 2003 and 2004.  As a result of this market weakness, we will continue to incur paper machine down time in France.  In addition, it is likely that increased paper machine down time will be required in the United States and Brazil during the fourth quarter, reflecting weakness in tobacco-related papers sales and to achieve lower inventory levels.

Sales of cigarette papers for lower ignition propensity cigarettes are expected to contribute positively to operating results during the fourth quarter.  Sales of these higher margin cigarette papers are expected to increase in support of the requirement for lower cigarette ignition propensity properties for all cigarettes manufactured or imported into Canada on or after October 1, 2005.

Although sales volumes of reconstituted tobacco leaf products were above the comparable prior-year quarter during the second and third quarters of 2005, it now appears that for full-year 2005, RTL sales volumes will be slightly below the 2004 sales level.  The lower than previously anticipated RTL sales volumes in the fourth quarter are the result, in part, of a recent delay from 2005 to 2006 in the requested shipment dates for a significant RTL order and inventory adjustments by some customers.

U.S. Defined Benefit Pension Plan

In July 2005, the decision was made and communicated to all affected U.S. salaried employees that benefits related to our defined benefit pension plan in the United States will be frozen as of December 31, 2005.  This action is expected to reduce our annual pension expense and pension fund contribution requirements.  The plan has not been terminated and benefits accrued as of December 31, 2005 will continue to be paid in accordance with the plan terms.  Allowable contributions and our matching percentage for our defined contribution, or 401(k), plan are being modified to partially offset the employee benefit reduction.

This action necessitated a remeasurement of our accumulated benefit obligation under the U.S. plan and resulted in a decrease in the accumulated postretirement benefit obligation.  As part of our remeasurement, we decreased our discount rate assumption from 5.75 percent to 5.25 percent to reflect recent changes in the market interest rates.  Turnover and retirement assumptions were modified to reflect a recently completed demographic assumption study of SWM.  Additionally, the mortality table assumption was also reviewed and updated to a more current mortality table.  Other actuarial assumptions (primarily asset returns, wage rate increases, plan population and cash balance crediting rate) remained consistent with those previously disclosed.

Results of Operations

This section presents a discussion and analysis of our third quarter and year-to-date 2005 net sales, operating profit and other information relevant to an understanding of the results of operations.  The following table represents the unaudited consolidated statements of operations for the periods indicated (dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net Sales	$165.7	$164.1	$494.5	$485.6
Cost of products sold	141.3	132.5	419.8	395.3

Gross Profit	24.4	31.6	74.7	90.3

Selling expense	5.5	6.2	17.8	20.3
Research expense	2.0	2.2	7.0	6.8
General expense	6.2	6.5	18.9	20.3
Total nonmanufacturing expenses	13.7	14.9	43.7	47.4

Operating Profit	10.7	16.7	31.0	42.9

Interest expense	1.7	1.1	4.5	3.1
Other income, net	0.6	0.4	2.1	0.7

Income Before Income Taxes And Minority Interest	9.6	16.0	28.6	40.5
Provision for income taxes	2.3	4.2	7.8	10.6

Income Before Minority Interest	7.3	11.8	20.8	29.9
Minority interest in earnings of subsidiaries	1.5	1.5	4.2	4.4

Net Income	$5.8	$10.3	$16.6	$25.5

Net Income Per Share
Basic	$0.38	$0.69	$1.10	$1.71

Diluted	$0.37	$0.67	$1.07	$1.65

Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004

Net Sales

(dollars in millions)

	Three Months Ended			Consolidated Sales Volume Change
	September 30, 2005	September 30, 2004	Percent Change
France	$102.0	$106.4	(4.1)%	0.4%
United States	54.1	49.2	10.0	(0.8)
Brazil	15.3	13.2	15.9	6.1
Subtotal	171.4	168.8
Intersegment	(5.7)	(4.7)
Total	$165.7	$164.1	1.0%	1.0%

We reported net sales of $165.7 million in the quarter compared with $164.1 million in the same period a year ago.  The increase of $1.6 million, or 1 percent, consisted of the following (dollars in millions):

	Amount	Percent
Changes in sales volumes (acquisition)	$3.5	2.1%
Changes in currency exchange rates	1.6	1.0
Changes in selling prices and product mix	0.4	0.2
Changes in sales volumes (internal growth)	(3.9)	(2.3)
Total	$1.6	1.0%

•                  Changes in currency exchange rates increased net sales by $1.6 million, or 1 percent, compared with the prior-year quarter.  The Brazilian real was approximately 27 percent stronger versus the U.S. dollar while the euro was roughly 1 percent stronger versus the dollar.  Although changes in currency exchange rates had a positive impact on net sales, they had a $1.0 million unfavorable impact on our operating profit during the quarter.

•                  Higher average selling prices had a favorable $0.4 million impact on the net sales comparison.  Higher average selling prices in the United States more than offset lower average selling prices in our French and Brazilian operations.

•                  Unit sales volumes increased by 1 percent in total, compared with the third quarter of 2004, but had an unfavorable $0.4 million, impact on the net sales comparison due to changes in the mix of products sold.  Sales volumes from our operation in the Philippines, which began commercial activity during the third quarter of 2005, had a $3.5 million impact on the net sales comparison.  Excluding sales volumes from our operations in the Philippines, unit sales volumes would have declined 2 percent.

•                  Brazil experienced increased sales volumes of 6 percent, compared with the third quarter of 2004.  This improvement was the result of increased sales of tobacco-related papers that more than offset a decline in commercial and industrial papers.  The increased sales volumes of tobacco-related papers were primarily due to export sales.

•                  Sales volumes of the French segment were essentially unchanged from the prior-year quarter.  RTL sales volumes were 5 percent above the prior-year quarter.  The increased sales of RTL products offset lower sales volumes in the tobacco-related papers business.  Excluding sales volumes of our recently acquired tobacco-related paper manufacturing facility in the Philippines, French segment sales volumes declined 4 percent.

•                  Sales volumes in the United States decreased by 1 percent.  Increased sales of commercial and industrial products were more than offset by lower sales of tobacco-related papers.  Sales volumes of cigarette paper for lower ignition propensity cigarettes were above the prior-year quarter in support of the introduction of lower ignition propensity cigarettes in Canada, in advance of the October 1, 2005 compliance date.

Sales of tobacco-related products accounted for 92 percent of net sales for the quarter ended September 30, 2005 compared with 93 percent for the prior-year quarter.

French segment net sales decreased $4.4 million, or 4 percent, from 2004 to 2005, due primarily to lower average selling prices.  Currency exchange rates and sales volumes were essentially unchanged.  Excluding sales from the Philippines operation, French segment sales decreased $7.9 million, or 7 percent, from 2004 to 2005.

The U.S. segment realized increased net sales of $4.9 million, or 10 percent, compared with 2004.  Net sales of the U.S. segment increased as a result of higher average selling prices and increased sales volumes of cigarette paper for lower ignition propensity cigarettes.

Brazil realized an increase in net sales of $2.1 million, or 16 percent, compared with 2004.  The Brazilian segment’s sales increase was primarily due to increased sales volumes of tobacco-related papers that more than offset a decline in sales of commercial and industrial papers.  The increased sales of tobacco-related papers were primarily due to increased export sales.  The Brazilian real was approximately 27 percent stronger versus the U.S. dollar, also benefiting the net sales comparison.

Operating Expenses

(dollars in millions)

	Three Months Ended				Percent of Net Sales
	September 30, 2005	September 30, 2004	Change	Percent Change	2005	2004
Net Sales	$165.7	$164.1	$1.6	1.0%
Cost of products sold	141.3	132.5	8.8	6.6	85.3%	80.7%
Gross Profit	$24.4	$31.6	$(7.2)	(22.8)%	14.7%	19.3%

Gross profit was $24.4 million, a decrease of $7.2 million, or 23 percent, from the prior-year quarter.  The gross profit margin was 14.7 percent, declining from 19.3 percent in the third quarter of 2004.  The decline in both gross profit and gross profit margin was largely attributable to significant inflationary cost increases, with no significant change in net selling prices.  Higher costs were incurred for purchased energy, purchased materials and employee labor rates.  The weaker U.S. dollar versus the Brazilian real also put pressure on the gross profit margin, since costs in Brazil are primarily incurred in the local currency while selling prices are often linked to the U.S. dollar.

Inflationary cost increases unfavorably impacted operating results by $4.0 million in the quarter.  Purchased energy costs increased by $2.0 million compared with the third quarter of 2004.  Higher energy costs were experienced in all business units, related to higher electricity, fuel oil and natural gas costs. Inflationary increases for purchased materials other than wood pulp had an unfavorable impact on operating results of $2.1 million, driven largely by increased chemical costs.  Higher labor rates increased manufacturing expenses by $0.8 million during the quarter.

Cigarette paper booklets in the United States had an unfavorable impact of $1.1 million during the third quarter, including accelerated depreciation on the related production assets due to our decision to exit this unprofitable business in the United States.  Unfavorable fixed cost absorption also contributed to the declines in gross profit and gross profit margin.

Changes in per ton wood pulp costs lowered our operating expenses by $0.9 million compared with the prior-year quarter.  The average per ton list price of northern bleached softwood kraft pulp, averaged $625 per metric ton in the United States during the third quarter of 2005 compared with $670 per metric ton in the third quarter of 2004.

Nonmanufacturing Expenses

(dollars in millions)

	Three Months Ended				Percent of Net Sales
	September 30, 2005	September 30, 2004	Change	Percent Change	2005	2004
Selling expense	$5.5	$6.2	$(0.7)	(11.3)%	3.3%	3.8%
Research expense	2.0	2.2	(0.2)	(9.1)	1.2	1.3
General expense	6.2	6.5	(0.3)	(4.6)	3.8	4.0
Nonmanufacturing expenses	$13.7	$14.9	$(1.2)	(8.1)%	8.3%	9.1%

Nonmanufacturing costs were $13.7 million, a decrease of $1.2 million, or 8 percent, from the prior-year quarter.  Lower selling, general and research expenses were incurred, with a decline in compensation and sales commission expenses.  Nonmanufacturing expenses declined from 9.1 percent of net sales in the third quarter of 2004 to 8.3 percent in the current-year quarter.

Operating Profit

(dollars in millions)

	Three Months Ended			Return on Net Sales
	September 30, 2005	September 30, 2004	Percent Change	2005	2004

France	$11.7	$16.4	(28.7)%	11.5%	15.4%
United States	0.8	0.8	—	1.5	1.6
Brazil	(0.2)	1.4	N.M.	(1.3)	10.6
Subtotal	12.3	18.6
Unallocated expenses	(1.6)	(1.9)
Total	$10.7	$16.7	(35.9)%	6.5%	10.2%

N.M.                     Not Meaningful

Operating profit was $10.7 million, a decline of $6.0 million, or 36 percent, from $16.7 million for the third quarter of 2004.  Operating profit return on sales was 6.5 percent compared with 10.2 percent in the third quarter of last year.

The French segment’s operating profit was $11.7 million for the quarter, $4.7 million, or 29 percent, less than the $16.4 million realized in the third quarter of 2004.  The decline was primarily due to:

•                  Lower product selling prices and a less favorable sales mix.

•                  Increased purchased energy, purchased materials and labor expenses.

•                  Unfavorable impacts of volume changes.

These factors were partially offset by:

•                  Lower nonmanufacturing costs.

The French segment results included the operating profit impact of our recently acquired tobacco-related paper manufacturing facility in the Philippines.  Our Philippines operation had an unfavorable $0.4 million impact on operating profit during the quarter primarily as a result of purchase accounting requirements, which dictate valuing inventories on hand as of the acquisition date at anticipated sales value less incremental selling expenses.  As a result, no profit contribution was generated from the sale of these products during the third quarter.

The U.S. business unit had an operating profit of $0.8 million for the quarter, unchanged from the prior year.  Positive factors during the quarter included:

•                  Improved mill operations, including the absence of $0.9 million of start-up expense in the third quarter of 2004 associated with a rebuilt cigarette paper machine at the Spotswood, New Jersey mill.

•                  Somewhat higher average selling prices.

•                  A favorable pension expense adjustment due to the freezing of benefits for salaried employees.

•                  Lower nonmanufacturing expenses.

These factors were partially offset by:

•                  Increased purchased energy, purchased materials and labor expenses.

•                  Unfavorable fixed cost absorption due to lower paper production.

In addition, the decision was made during the quarter to exit the unprofitable cigarette paper booklets business in the United States.  The booklets operation had an unfavorable impact of $1.1 million during the quarter, including accelerated depreciation on the related production assets.

Brazil’s operating profit declined by $1.6 million from the third quarter of 2004 to a loss of $0.2 million.  This decrease was related to:

•                  Unfavorable currency impacts of $1.1 million due to the strengthening of the Brazilian real versus the U.S. dollar.

•                  Lower average selling prices for commercial and industrial papers.

•                  Increased costs for wood pulp and purchased energy.

These unfavorable items were partially offset by:

•                  Higher production and sales volumes.

•                  Improved mill operations.

Non-Operating Expenses

Interest expense was $0.6 million higher during 2005 compared with the prior-year quarter because of higher interest rates and a higher average balance of debt outstanding.  The weighted average effective interest rates on our long-term revolving debt facilities were approximately 3.8 and 2.6 percent on September 30, 2005 and 2004, respectively.

Other income, net was $0.2 million higher during 2005 primarily due to currency exchange rate gains in Brazil.

Income Taxes

Provision for income taxes reflected an effective income tax rate of 24 percent for the third quarter of 2005 compared with 26 percent for the third quarter of 2004.  The current-year quarter benefited from changes in estimates of foreign tax credit carryforward utilization in the United States.

Net Income and Earnings Per Share

Net income for 2005 totaled $5.8 million, a decline of $4.5 million, or 44 percent, from net income of $10.3 million.  Diluted earnings per share were $0.37 compared with diluted earnings per share of $0.67 during the third quarter of 2004, a 45 percent decline.  The decline in both net income and diluted earnings per share was caused by the lower operating profit and increased interest expense.

Nine Months Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2004

	Nine Months Ended			Consolidated
Net Sales (dollars in millions)	September 30, 2005	September 30, 2004	Percent Change	Sales Volume Change

France	$308.9	$313.5	(1.5)%	(4.1)%
United States	160.8	147.2	9.2	5.6
Brazil	43.0	36.9	16.5	5.3
Subtotal	512.7	497.6
Intersegment	(18.2)	(12.0)
Total	$494.5	$485.6	1.8%	(0.6)%

We reported net sales of $494.5 million in the first nine months of 2005, a 2 percent increase compared with $485.6 million in the first nine months of 2004.  The increase of $8.9 million consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$11.1	2.3%
Changes in sales volumes (acquisition)	3.5	0.7
Changes in selling prices and product mix	(2.2)	(0.5)
Changes in sales volumes (internal growth)	(3.5)	(0.7)
Total	$8.9	1.8%

•                  An increase of $11.1 million, or 2 percent, in net sales related to changes in currency exchange rates.  This was a direct result of the weakening of the U.S. dollar.  The euro was approximately 4 percent stronger against the U.S. dollar, averaging 1.23 dollars per euro in the first nine months of 2004 compared with 1.27 during the first nine months of 2005.  The Brazilian real was on average approximately 20 percent stronger versus the dollar.

•                  Lower average selling prices had an unfavorable $2.2 million impact on net sales during the first nine months of 2005.  The decline in average selling prices was primarily due to lower individual product selling prices, in our French operations.

•                  Unit sales volumes decreased by 1 percent compared with the first nine months of last year, but as a result of a change in product sales mix, volume changes in total did not impact the net sales comparison.

•                  Sales volumes of the French segment declined 4 percent year-over-year.  RTL sales volumes were 6 percent below the prior year and tobacco-related papers sales declined 3 percent from the prior-year comparable period.  Excluding sales volumes of our recently acquired tobacco-related paper manufacturing facility in the Philippines, which contributed $3.5 million in net sales, French segment sales volumes declined 6 percent.

•                  Brazil experienced increased sales volumes of 5 percent, compared with the first nine months of 2004.  This improvement was the result of increased sales of tobacco-related papers.  Higher sales volumes were achieved in both the domestic Brazilian market and in exports.

•                  Sales volumes in the United States increased by 6 percent due to increased sales volumes of both tobacco-related and commercial and industrial papers.

Sales of tobacco-related products accounted for 92 percent of net sales for the nine months ended September 30, 2005, compared with 93 percent for the prior-year nine months.

French segment net sales declined $4.6 million from 2004 to 2005.  The decline in sales volumes, provided the majority of this decline.  Lower sales volumes and lower product selling prices were partially offset by favorable currency exchange rates, a direct result of a stronger euro versus the U.S. dollar.  Excluding sales in the Philippines, French segment sales decreased $8.1 million, or 3 percent, from 2004 to 2005.

The U.S. segment realized increased net sales of $13.6 million, or 9 percent, compared with 2004.  Net sales of the U.S. segment increased as a result of increased sales volumes and the mix of products sold.  Although increased sales of tobacco-related papers were realized, the volume improvement in the United States was primarily due to increased sales volumes of commercial and industrial papers.

Brazil realized an increase in net sales of $6.1 million, or 17 percent, compared with 2004.  The Brazilian segment’s sales increase was primarily due to increased sales volumes of tobacco-related papers and the impact of the stronger Brazilian real versus the U.S. dollar.

Operating Expenses

(dollars in millions)

	Nine Months Ended				Percent of Net Sales
	September 30, 2005	September 30, 2004	Change	Percent Change	2005	2004
Net Sales	$494.5	$485.6	$8.9	1.8%
Cost of products sold	419.8	395.3	24.5	6.2	84.9%	81.4%
Gross Profit	$74.7	$90.3	$(15.6)	(17.3)%	15.1%	18.6%

Gross profit was $74.7 million, a decrease of $15.6 million, or 17 percent, from the prior-year nine months.  The gross profit margin was 15.1 percent, declining from 18.6 percent in the first nine months of 2004.  The decline in both gross profit and gross profit margin was attributable to an unfavorable mix of products sold, lower average selling prices, decreased sales and production volumes, unfavorable currency impacts and significant inflationary cost increases partially offset by improved mill operations.

Inflationary cost increases negatively impacted our gross profit by $14.8 million during the first nine months of 2005.  Higher purchased energy and increased wood pulp costs had an unfavorable impact during the first nine months.  Purchased energy costs increased by $6.5 million and were experienced in all business units, primarily related to higher electricity, fuel oil and natural gas costs.  The increase in per ton wood pulp costs increased our operating expenses by $1.5 million compared with the prior-year quarter.  Inflationary increases for purchased materials other than wood pulp had an unfavorable impact on operating results of $4.3 million, driven largely by chemical costs.  Higher labor rates increased manufacturing expenses by $2.5 million during the nine months ended September 30, 2005.

Start-up costs totaling $0.8 million were incurred in the United States and Brazil during 2005 related to rebuilt paper machines in support of our global sourcing strategy for cigarette papers compared with $2.5 million of start-up costs incurred during the prior-year period, $1.8 million of which was related to the start-up of the rebuilt paper machine at our Spotswood mill and $0.6 million of which was related to the start-up of the new RTL production line in France.

The weaker U.S. dollar versus both the euro and the Brazilian real also put pressure on the gross profit margin, since costs in both France and Brazil are primarily incurred in local currencies while selling prices are often linked to the U.S. dollar.

Nonmanufacturing Expenses

(dollars in millions)

	Nine Months Ended				Percent of Net Sales
	September 30, 2005	September 30, 2004	Change	Percent Change	2005	2004
Selling expense	$17.8	$20.3	$(2.5)	(12.3)%	3.6%	4.2%
Research expense	7.0	6.8	0.2	2.9	1.4	1.4
General expense	18.9	20.3	(1.4)	(6.9)	3.8	4.2
Nonmanufacturing expenses	$43.7	$47.4	$(3.7)	(7.8)%	8.8%	9.8%

Nonmanufacturing costs declined by $3.7 million, or 8 percent, with lower selling and general expenses.  Nonmanufacturing expenses declined from 9.8 percent of net sales in the first nine months of 2004 to 8.8 percent in the current year first nine months.  Selling expense declined by $2.5 million as a result of lower sales commissions in France associated with the drop in sales volumes and $1.2 million of expenses incurred in the prior-year to close an administrative and sales office in Paris.  General expense was $1.4 million lower compared with the first nine months of 2004 as a result of decreases in compensation costs.

Operating Profit

(dollars in millions)

	Nine Months Ended			Return on Net Sales
	September 30, 2005	September 30, 2004	Percent Change	2005	2004

France	$34.0	$43.0	(20.9)%	11.0%	13.7%
United States	0.4	1.8	(77.8)	0.2	1.2
Brazil	1.1	3.7	(70.3)	2.6	10.0
Subtotal	35.5	48.5
Unallocated expenses	(4.5)	(5.6)
Total	$31.0	$42.9	(27.7)%	6.3%	8.8%

Operating profit was $31.0 million for the first nine months, a decline of $11.9 million, or 28 percent, from $42.9 million in operating profit for the first nine months of 2004.  Operating profit return on sales was 6.3 percent compared with 8.8 percent in the first nine months of last year.

The French segment’s operating profit was $34.0 million for the first nine months of 2005, $9.0 million, or 21 percent, less than the $43.0 million realized in the first nine months of 2004.  The decline was primarily due to:

•                  Lower product selling prices and a less favorable sales mix.

•                  Lower sales volumes.

•                  Increased purchased energy, purchased materials, labor and wood pulp expenses.

•                  Unfavorable currency impacts.

These factors were partially offset by:

•                  Improved mill operations, including the absence of $0.6 million in start-up expense in the first nine months of 2004 associated with the RTL production line.

•                  Lower nonmanufacturing costs, including the absence of $1.2 million in expense incurred in the first nine months of 2004 to close an administrative and sales office in Paris.

The U.S. business unit had a $0.4 million operating profit during the first nine months of 2005, a decline of $1.4 million from the first nine months of 2004.  This decline was related to:

•                  Higher purchased energy, purchased materials, wood pulp and labor expenses.

•                  Unfavorable cigarette paper booklets operations of $1.6 million.

These declines were partially offset by:

•                  Improved mill operations, including the absence of $1.8 million in start-up expenses in the first nine months of 2004 associated with the rebuilt paper machines at Spotswood, partially offset by 2005 start-up expenses totaling $0.4 million incurred at the Spotswood and Lee, Massachusetts mills.

•                  Higher sales volumes

Brazil’s operating profit was $1.1 million during the first nine months, a decline of $2.6 million from the first nine months of 2004.  This decrease was related to:

•                  Unfavorable currency impacts of $2.9 million.

•                  Increased cost of sales, including increased purchased energy, wood pulp and labor expenses.

•                  Start-up costs of $0.4 million related to a new cigarette paper machine, which began operation in January of 2005.

These unfavorable items were partially offset by:

•                  Higher production and sales volumes.

•                  Lower nonmanufacturing expenses.

Non-Operating Expenses

Interest expense was $1.4 million higher during 2005 compared with the prior-year period because of higher interest rates and a higher average balance of debt outstanding.

Other income was $1.4 million favorable during the first nine months compared with the prior-year period as a result of currency exchange rate gains in Brazil and a gain on the sale of property in Indonesia.

Income Taxes

Provision for income taxes reflected an effective income tax rate of 27 percent for the first nine months of 2005 compared with 26 percent for the first nine months of 2004.  The provision for income taxes during the nine month period ended September 30, 2004 included a benefit related to changes in estimates of foreign tax credit carryforwards utilized in our 2003 U.S. federal income tax return.

Minority Interest

Minority interest declined to $4.2 million from $4.4 million in 2004.  This $0.2 million, or 5 percent, decrease reflected lower earnings at LTRI.  LTRI is a French subsidiary which produces reconstituted tobacco leaf products and has a 28 percent minority owner.

Net Income and Earnings Per Share

Net income for 2005 was $16.6 million, a decline of $8.9 million, or 35 percent, from net income of $25.5 million in the first nine months of 2004.  Diluted earnings per share decreased by 35 percent to $1.07 compared with diluted earnings per share of $1.65 for the prior-year period.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the pricing for our products, sales volumes, cost increases and changes in working capital.  While quarterly fluctuations occur, our annual cash flow from operations has been relatively stable historically, reflecting typically consistent demand for our products.  Decreased earnings and increased working capital in 2005 have reduced our cash flow from operations.

Cash Requirements

At September 30, 2005, we had net operating working capital of $101.9 million and cash and cash equivalents of $6.2 million, compared with net operating working capital of $69.3 million and cash and cash equivalents of $4.5 million at December 31, 2004. The increase in net operating working capital in 2005 was primarily a result of increased inventories and decreased accounts payable. Based upon our existing cash and operating working capital levels, expected operating cash flows and capital spending, and availability of borrowings under our Credit Agreement and other credit facilities, we believe we will have the necessary financial resources to satisfy our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities

(dollars in millions)

	Nine Months Ended
	September 30, 2005	September 30, 2004	Change

Net income	$16.6	$25.5	$(8.9)
Non-cash items included in net income
Depreciation and amortization	29.6	26.9	2.7
Amortization of deferred revenue	(5.7)	(4.2)	(1.5)
Deferred income tax provision	0.9	5.7	(4.8)
Minority interest in earnings of subsidiaries	4.2	4.4	(0.2)
Other items	(4.1)	—	(4.1)
Net changes in operating working capital, excluding effects of acquisitions	(29.2)	(29.4)	(0.2)

Cash Provided by Operations	$12.3	$28.9	$(16.6)

Net cash provided by operations was $12.3 million for the nine months ended September 30, 2005, with cash provided by operations of $28.9 million for the nine months ended September 30, 2004, an unfavorable change of $16.6 million.  The decline in net income caused $8.9 million of this change.  The deferred income tax provision decreased $4.8 million, primarily due to changes in earnings.  The decline in other items, accounting for $4.1 million of the change, was primarily due to pension plan contributions in the United States during the first nine months of 2005.  Depreciation and amortization increased $2.7 million during the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004 due to capital expenditures during 2004 and the stronger euro and Brazilian real versus the U.S. dollar.

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

Operating Working Capital

(dollars in millions)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Changes in operating working capital, excluding effects of acquisitions
Accounts receivable	$(2.4)	$(9.8)
Inventories	(12.4)	(8.8)
Prepaid expenses	(2.3)	(1.2)
Accounts payable	(12.3)	(10.2)
Accrued expenses	(0.4)	2.5
Accrued income taxes	0.6	(1.9)
Net changes in operating working capital, excluding effects of acquisitions	$(29.2)	$(29.4)

In the first nine months of 2005, changes in operating working capital, excluding effects of acquisitions, contributed unfavorably to cash flow by $29.2 million due primarily to higher inventories and lower accounts payable.  Inventories were higher at September 30, 2005 compared with 2004 year-end due to increasing work in process and finished goods inventory levels and higher costs.  Accounts payable was lower at quarter-end 2005 compared with 2004 year-end as a result of payment of accounts payable in 2005 related to maintenance activity in the latter months of 2004, part of which was reflected in the December 31, 2004 accounts payable balance.

Cash Flows from Investing Activities

(dollars in millions)

	Nine Months Ended
	September 30, 2005	September 30, 2004

Capital spending	$(13.4)	$(33.9)
Capitalized software costs	(0.5)	(1.9)
Acquisitions, net of cash acquired	(11.9)	(8.4)
Other	(5.4)	(1.3)
Cash Used for Investing	$(31.2)	$(45.5)

Cash used for investing activities in 2005 was below the prior-year level by $14.3 million and primarily reflected a decrease in capital spending of $20.5 million.  In 2005, $11.9 million was spent to acquire tobacco-related paper manufacturing assets in the Philippines.  In 2004, $8.4 million was spent to acquire a tobacco-related paper manufacturer in Indonesia.

Capital Spending

Capital spending was $5.2 million during the third quarter of 2005 compared with $10.8 million during the prior-year quarter.  Year-to-date 2005 capital spending was $13.4 million, compared with $33.9 million for the first nine months of 2004.

Capital spending for a new reconstituted tobacco leaf production line in France totaled $1.9 million during the third quarter of 2004 and $6.7 million during the first nine months of 2004.  In Brazil and the United States, $3.3 million was spent during the third quarter of 2004 related to our new cigarette paper manufacturing strategy, with $10.7 million spent during the first nine months of last year.  During the first nine months of 2005, $0.8 million was spent in Brazil to complete the installation of a new cigarette paper machine.

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

We currently expect our annual capital spending to be approximately $20 million each year in 2005 and 2006. We expect to finance these capital expenditures with internally generated funds and existing credit facilities.

Acquisitions

In June 2005, we completed the acquisition of tobacco-related paper manufacturing assets in the Philippines.  The total acquisition cost was $11.9 million, funded through existing bank lines of credit.  The assets acquired included buildings, 2 paper machines, various converting equipment, related utilities, support assets, land, water rights and inventory.  The mill that was acquired is the only domestic producer of tobacco-related papers in the Philippines and had an estimated 60 percent market share of the Philippines cigarette paper market in 2004.  The acquisition is not expected to have a significant impact on our 2005 financial results, but should be a positive contributor to future earnings improvement. This acquisition, combined with our Indonesian operation, will give us the ability to expand market share in the southeast Asian market.

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

Cash Flows from Financing Activities

(dollars in millions)

	Nine Months Ended
	September 30, 2005	September 30, 2004

Cash dividends paid to SWM stockholders	$(6.8)	$(6.7)
Cash dividends paid to minority interest	(3.6)	(3.8)
Net changes in debt	26.1	32.2
Purchases of treasury stock	(1.0)	(7.5)
Proceeds from exercise of stock options	5.9	5.4
Cash Provided by Financing	$20.6	$19.6

Financing activities during the first nine months of 2005 included borrowings of $31.4 million and repayments totaling $5.3 million for a net increase in debt of $26.1 million.  The proceeds from the increased debt were used to fund working capital requirements and to purchase tobacco-related paper manufacturing assets in the Philippines.  Other 2005 financing requirements included dividends paid to SWM stockholders and a minority owner, consistent with the prior year.

Financing activities during the first nine months of 2004 included borrowings of $40.3 million and repayments totaling $8.1 million for a net increase in debt of $32.2 million.  The proceeds from the increased debt were used to fund working capital, capital expenditures and the acquisition of the Indonesian business.

Dividend Payments

On October 27, 2005, we announced that the Board of Directors had declared a quarterly cash dividend of $0.15 per share of common stock.  The dividend will be payable on December 12, 2005 to stockholders of record on November 14, 2005.

We have declared and paid quarterly dividends of $0.15 per share since the second quarter of 1996.  We currently expect to continue this level of quarterly dividend.  Our Credit Agreement covenants require us to maintain certain financial ratios, none of which under normal business conditions materially limit our ability to pay such dividends, and we do not currently anticipate a change in business conditions of a nature that would cause future restrictions on dividend payments as a result of our need to maintain these financial ratios.

Debt Instruments and Related Covenants

(dollars in millions)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Changes in short-term debt	$8.0	$16.3
Proceeds from issuances of long-term debt	23.4	24.0
Payments on long-term debt	(5.3)	(8.1)
Net changes in debt	$26.1	$32.2

We maintain short-term and long-term credit facilities.  In addition to uncommitted bank overdrafts and lines of credit totaling approximately $43 million in the United States, France and Brazil, of which approximately $32 million was still available for borrowing as of September 30, 2005, we have credit facilities with a group of banks which include 364-day and 5-year committed revolving credit facilities in the United States and France, or the Credit Agreement.  At September 30, 2005, we had approximately $10 million still available for borrowing under our 364-day revolving Credit Agreement facilities, which are scheduled to expire January 26, 2006.  Additionally, at September 30, 2005, we had approximately $18 million still available for borrowing under our
5-year revolving Credit Agreement facilities, for which repayment of borrowings can be extended until maturity of the facility on January 31, 2007.

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

Covenants.  The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require us to maintain certain defined financial ratios (as disclosed in Note 3 to our Consolidated Financial Statements in our 2004 Annual Report on Form 10-K, wherein the Credit Agreement is more fully described).  Under the most restrictive financial ratio, Net Debt to Adjusted EBITDA, our Net Debt was $20.8 million less than the maximum permitted amount as of September 30, 2005.  We do not currently anticipate any change in business conditions of a nature that would cause us to violate our covenants under the Credit Agreement.

Payments.  During the first nine months of 2005, we net borrowed $26.1 million primarily to support our working capital increases and the Philippines acquisition.  During the first nine months of 2004, we net borrowed $32.2 million primarily to support our working capital increases, capital spending and the Indonesian acquisition.  Our total debt outstanding was $133.2 million at September 30, 2005 and $113.9 million at December 31, 2004.  Our total debt to capital ratios at September 30, 2005 and December 31, 2004 were 30 percent and 27 percent, respectively, both within our target range of 25 to 35 percent.

While the principal amounts outstanding under the 5-Year Revolvers are currently due within 12 months under the terms of each specific borrowing, we have the ability under the existing facilities to extend these borrowings beyond their current rollover dates and could extend them through the expiration of those facilities on January 31, 2007.  During 2005, based upon current business conditions, we have reclassified the 5-Year Euro Revolver to Long-Term Debt.  Based upon the current business environment and market conditions, we expect to remain near current debt levelsfor the balance of 2005.

Interest Rate Swap.  Effective January 31, 2003, we entered into a 2-year interest rate swap agreement to fix the LIBOR rate component of $15 million of our variable rate U.S. dollar long-term debt at 2.05 percent, which had the effect of fixing our interest rate, including margin, at 2.75 percent on $15 million of our debt through January 31, 2005.  This interest rate swap contract was designated as a cash flow hedge and qualified for short-cut method treatment under SFAS No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  As such, we assumed there was no ineffectiveness of this hedge contract, and accordingly, no gain or loss was recorded in the income statement relative to the changes in fair value of this interest rate swap contract, but instead the changes in fair value of the contract were reflected in other comprehensive income (loss).  As of September 30, 2005, no interest rate-related derivative contract agreements had been entered into.

Share Repurchases

We repurchased a total of 29,270 shares of our common stock during the first nine months of 2005 at a cost of $1.0 million.  These share repurchases were made under a Board of Directors’ authorization covering the period January 1, 2005 through December 31, 2006 in an amount not to exceed $20.0 million.  Corporate 10b5-1 plans are used by us so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Stock Option Exercises

During the first nine months of 2005, we received $5.9 million in proceeds from the exercise of stock options by employees, an increase of $0.5 million from $5.4 million in stock option exercise proceeds in the same period of the prior year.  Most of the options exercised were exercised by officers in accordance with 10b5-1 plans.  As part of our corporate governance activities, a policy was implemented in 2002 requiring that our Exchange Act Rule 16 reporting officers, and certain other officers that could be exposed to material non-public information by virtue of their positions, exercise their stock options through Exchange Act Rule 10b5-1 plans for transactions in stock that involve a market transaction.  Additional stock option exercises may occur in the remaining three months of 2005 and in 2006 as a result of such officers’ 10b5-1 plans.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits.  After being in a net overfunded position in 2000 and prior years, our U.S. and French pension plans changed to an underfunded status in 2001 as a result of the poor performance of the equities markets and lower interest rates that caused estimated future pension liabilities to increase because of the necessity to use a lower discount rate.  The underfunded pension status worsened during 2002 as still lower equities markets and interest rates more than offset our $6.5 million of pension contributions.  During 2003, interest rates continued to decline, but the equities markets improved and we made pension contributions of $10.7 million in the United States and France.  During 2004, long-term interest rates declined further, equities markets improved and we made pension contributions of $10.8 million in the United States and France.  As of December 31, 2004, these plans were still underfunded by $40 million as it relates to the associated accumulated pension benefit obligations (see additional disclosure regarding our pension plans in Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004).  We made pension contributions in the first six months of 2005 of $5.0 million and in September 2005 we made an additional $4.4 million contribution.  We currently expect to make additional pension contributions during the remainder of 2005 in the range of $4 to $6 million. and additional amounts in future years in the United States and France in order to help improve the funded status of these plans.  However, negative returns in the equities markets or even lower interest rates could further negatively impact the funded status of these plans.

In July 2005, the decision was made and communicated to all affected U.S. salaried employees that benefits related to our defined benefit pension plan in the United States will be frozen as of December 31, 2005.  This action is expected to reduce our annual pension expense and pension fund contribution requirements.  The plan has not been terminated and benefits accrued as of December 31, 2005 will continue to be paid in accordance with the plan terms.  Allowable contributions and our matching percentage for our defined contribution, or 401(k), plan are being modified to partially offset the employee benefit reduction.

Cash Flow Hedge Agreements.  In an effort to mitigate risk of foreign currency exposure, we selectively hedge our foreign currency exposure when we believe it is practicable and cost-effective to do so.  These agreements are accounted for in accordance with FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – An Amendment of FASB Statement 133.”  All derivatives are recorded on the balance sheet at fair value.  To the extent that the hedge is determined to be effective, changes in the fair value of derivatives for qualifying cash flow hedges are recorded each period in other comprehensive income.  Our derivatives have been designated as cash flow hedge transactions in which we hedge the variability of cash flows related to future net sales.  The changes in the fair value of these derivative instruments have been reported in other comprehensive income because the highly effective test was met, and have been reclassified to earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  On September 30, 2005, we had forward contracts, entered into by our French operations during the second quarter, to hedge $6.2 million U.S. dollars per month, for each of the next 3 months, at a strike price of 1.26 dollars per euro.  Reclassifications from accumulated comprehensive income (loss) into the Statements of Income during the quarter ended September 30, 2005 were not material.  Reclassification during the remainder of 2005 is not expected to be material.

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

Additionally, our Indonesian operation is currently working under an expired contract and we expect no work stoppages.

Outlook

Consistent with recent historical trends, worldwide cigarette consumption is expected to increase at a rate of approximately one-half to one percent per year.  The anticipated decline in the production of cigarettes in developed countries is expected to be more than offset by increased cigarette production in developing countries that currently represents approximately 70 percent of worldwide cigarette production.  Age demographics and expected increases in disposable income are expected to support the increased consumption of cigarettes in developing countries.  In addition, the litigation environment is different in most foreign countries compared with the United States, having less of an impact on the pricing of cigarettes, which, in turn, affects cigarette consumption.  Cigarette production in the United States is expected to continue to decline as a result of a decline in domestic cigarette consumption caused by increased cigarette prices, health concerns and public perceptions.  As well, cigarette consumption is declining in western Europe following smoking restrictions and tax increases on cigarette sales in those countries.

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

Based on these trends, we expect worldwide demand for high quality tobacco-related papers to continue to increase, with a shift from developed countries to developing countries.  As a result, we have been increasing some of our production capacity in developing countries such as Brazil, Indonesia and the Philippines.

We have recently been experiencing weakness in our tobacco-related paper sales in western Europe.  This weakness is expected to continue in both sales volumes and selling prices as the result of reduced cigarette consumption in several western European countries, in part due to increased taxes, and new cigarette paper manufacturing capacity that was added by European competitors in 2003 and 2004.  In addition, one of our largest customers has advised us that as a result of declining European sales volumes and a rebalancing of supplier allocations, it is reducing its purchases from our French paper operations during 2005.  We continue to evaluate opportunities to replace that sales volume with sales to other customers or with other products, as well as different operating alternatives.  We do anticipate, however, that as a result of this market weakness there will be continuing paper machine down time in France.  In addition, it is likely that increased paper machine down time will be required in the United States and Brazil during the fourth quarter, reflecting weakness in tobacco-related paper sales and to achieve lower inventory levels.

Although sales volumes of reconstituted tobacco leaf products were above the comparable prior-year quarter during the second and third quarters of 2005, it now appears that for full-year 2005, RTL sales volumes will be slightly below the 2004 sales level.  The lower than previously anticipated RTL sales volumes in the fourth quarter are the result, in part, of a recent delay from 2005 to 2006 in the requested shipment dates for a significant RTL order and inventory adjustments by some customers.

Sales of cigarette papers for lower ignition propensity cigarettes are expected to contribute positively to operating results during the fourth quarter.  Sales of these higher margin cigarette papers are expected to increase in support of the requirement for lower cigarette ignition propensity properties for all cigarettes manufactured or imported into Canada on or after October 1, 2005.  Earlier this month, the State of California enacted legislation that requires lower ignition propensity properties for all cigarettes sold in California beginning in January 2007.

We expect to continue facing significant cost pressures during the balance of 2005.  Purchased energy costs are expected to be significantly above the prior year, having an unfavorable impact on the full year of approximately $10 million.  The cost of chemicals and other purchased materials has increased more than previously expected.  Although the hurricanes that struck the southeastern United States during the third quarter of 2005 contributed to the higher purchased energy and chemical costs, the availability of purchased energy or chemicals is not expected to be a problem for our U.S. operations.  Higher labor rates and employee benefits are also expected to continue.  In total, inflationary cost increases are expected to have an unfavorable impact on full-year 2005 operating costs of approximately $20 million.

The weakened U.S. dollar versus the euro and the Brazilian real is also expected to continue putting pressure on our financial results.  The Brazilian real has continued to strengthen versus the U.S. dollar, with the unfavorable currency impact on operating profit in Brazil expected to be approximately $4 million for the full year.  In both France and Brazil, costs are primarily based on local currencies while selling prices are often linked to the U.S. dollar.

Our 2005 effective income tax rate is expected to be approximately 5 to 6 percentage points higher than the effective income tax rate in 2004, in the range of 27 to 28 percent, as the prior-year effective income tax rate benefited from utilization of foreign tax credits and other non-recurring tax items.

We currently expect our annual capital spending for 2005 and 2006 to total approximately $20 million in each year.

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

•                  Our financial performance is dependent upon the cost of raw materials, particularly wood pulp, purchased energy, chemicals and labor.  Recently the cost of these items has been increasing, and the nature of our agreements with our customers may make it difficult to pass changes in these costs on to our customers in a timely and effective manner.

•                  Our sales are concentrated to a limited number of customers.  In 2004, 48 percent of our sales were to our 2 largest customers.  The loss of one or both such customers, or a significant reduction in one or both of these customers’ purchases, could have a material adverse effect on our results of operations.

•                  Our financial performance is materially impacted by sales of both reconstituted tobacco leaf products and lower ignition propensity cigarette papers.  A significant change in the sales or pricing of these higher margin products could have a material impact on future financial results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at September 30, 2005 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2005. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc.
Atlanta, Georgia

We have reviewed the accompanying consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries (“the Company”) as of September 30, 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three-month and nine-month periods ended September 30, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
November 4, 2005

PART II

ITEM 1. LEGAL PROCEEDINGS

Our description of legal proceedings is in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC and in Note 5 in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase shares of our Common Stock during the third quarter of 2005.  The following table indicates the amount of shares of our Common Stock we have repurchased during 2005 and the remaining amount of share repurchases currently authorized by our Board of Directors as of September 30, 2005:

			Total Number of		Maximum Amount
	Total Number	Average	Shares Repurchased		Of Shares that May
	Of Shares	Price Paid	As Part of Publicly		Yet be Repurchased
	Repurchased	Per Share	Announced Programs		Under the Program
			(# Shares)	($ in millions)	($ in millions)

First Quarter	29,270	$34.00	29,270	$1.0
Second Quarter	—	—	—	—

July	—	—	—	—
August	—	—	—	—
September	—	—	—	—
Third Quarter	—	—	—	—

Year-To-Date 2005	29,270	$34.00	29,270	$1.0	$19.0	*

* On December 2, 2004, our Board of Directors authorized us to repurchase up to an additional $20.0 million of our Common Stock during the period January 1, 2005 to December 31, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Entry into a Material Definitive Agreement.  On November 3, 2005, the Board of Directors amended the Executive Severance Plan to restore a retirement benefit provision for U.S. based participants and add two additional participants.  A copy of the amended Executive Severance Plan is attached as Exhibit 10.11 and is incorporated herein by reference.

Amendments to By-Laws.  On November 3, 2005, the Board of Directors approved the Amended and Restated By-Laws of the Company, or the Restated By-Laws.  The Restated By-Laws amend and restate in their entirety the Company’s By-Laws and include clarifications of provisions governing notice of annual stockholders meetings and stockholder proposals, organization and conduct of meetings, quorum, number of authorized directors, director nomination procedures and vacancies on the board of directors and classification of newly elected directors.  A copy of the Restated By-Laws of the Company is attached as Exhibit 3.2 and is incorporated herein by reference.

Board of Director Appointment.  Since Mr. Manuel J. Iraola was elected to the Board of Directors on May 4, 2005, an event which was previously disclosed in the Form 10-Q for the period ended March 31, 2005, he has served as an unclassified director.  On September 22, 2005, Mr. Iraola was appointed to serve on the Audit Committee and as of November 3, 2005, has been classified as a Class I Director and is to stand for election at the 2008 Annual Meeting of Stockholders.

ITEM 6.     EXHIBITS

(a)          Exhibits:

3.2	By-Laws, as amended on and through November 3, 2005
10.11	Executive Severance Plan Amended and Restated as of November 3, 2005
15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*                 These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ PAUL C. ROBERTS	By:	/s/ WAYNE L. GRUNEWALD
	Paul C. Roberts		Wayne L. Grunewald
	Chief Financial Officer and		Controller
	Treasurer		(principal accounting officer)
(duly authorized officer and
principal financial officer)

November 4, 2005		November 4, 2005

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended September 30, 2005

INDEX TO EXHIBITS

Exhibit Number	Description
3.2	By-Laws, as amended on and through November 3, 2005
10.11	Executive Severance Plan Amended and Restated as of November 3, 2005
15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*                 These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.