Form 10-K
period 2005-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2006-03-07
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

1-13948

(Commission file number)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	62-1612879
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
100 Northpoint Center East, Suite 600
Alpharetta, Georgia	30022-8246
(Address of principal executive offices)	(Zip Code)

1-800- 514-0186

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, par value $0.10 per share	New York Stock Exchange, Inc.
(together with associated preferred stock purchase rights)

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding common stock, par value $0.10 per share (the “Common Stock”), held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $469.1 million, based on the last sale price for the Common Stock of $31.13 per share as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 15,413,132 shares of Common Stock issued and outstanding as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2006 Annual Meeting of Stockholders (“the Proxy Statement”) and filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.                        Business

As used in this 2005 Annual report on Form 10-K, unless the context indicates otherwise, references to “we,” “us,” “our,” “SWM,” “Schweitzer-Mauduit” or similar terms include Schweitzer-Mauduit International, Inc. and its consolidated subsidiaries.

Our Securities and Exchange Commission, or SEC, filings, which include this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments, are available free of charge, on our Web site at www.schweitzer-mauduit.com, Investor Relations, SEC filings. These reports are available soon after they are filed electronically with the SEC. The Web site also allows access to historical financial information, press releases and quarterly earnings conference calls, our Code of Conduct, corporate governance guidelines, Board of Directors’ committee charters, as well as disclosure of any amendment to or waivers of our Code of Conduct granted to any of the principal executive officer, principal financial officer or principal accounting officer. Quarterly earnings press releases are posted immediately to our Web site, making them available to stockholders and other interested parties. The Web site provides additional background information about us including further information on our history, products and locations. Requests for information can be made in writing and sent to the Investor Relations Department at our principal executive office address listed below.

Our quarterly earnings conference calls are typically held on the same dates as our quarterly earnings releases and are likewise available through our Web site via a webcast. The tentative dates for our quarterly earnings conference calls related to 2006 financial results are April 27, 2006, July 27, 2006, October 26, 2006 and January 25, 2007. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through our Web site.

Our wholly-owned direct subsidiaries are Schweitzer-Mauduit Canada, Inc., or SM-Canada, Schweitzer-Mauduit Spain, S.L., or SM-Spain, a holding company organized under the Spanish holding company regime and the primary foreign investment holding company for SWM, and Schweitzer-Mauduit International China, Limited, or SM-China, a holding company incorporated in Hong Kong. We indirectly through SM-Spain have subsidiaries in France, the Philippines, Indonesia and Brazil. SM-Spain owns directly 100 percent of Schweitzer-Mauduit Holding S.A.R.L., a French holding company, or SMH, and together SM-Spain and SMH own 100 percent of 2 holding companies, Schweitzer-Mauduit Industries S.A.R.L., a French corporation, or SMI, which holds our investment in the French reconstituted tobacco operations, and Schweitzer-Mauduit France S.A.R.L., a French corporation, or SMF, which holds our French, Philippine and Indonesian paper operations. SMI owns directly 72 percent of the issued and outstanding shares of LTR Industries S.A., a French corporation, or LTRI. SMF, directly or indirectly, owns 100 percent of 3 principal French operating subsidiaries, Papeteries de Mauduit S.A.S., or PdM, Papeteries de Malaucène S.A.S., or PdMal, and Papeteries de Saint-Girons S.A.S., or PdStG, 100 percent of PDM Philippines Industries, Inc., or PPI, and 100 percent of P.T. PDM Indonesia, or PT PDM. SM-Spain also owns directly 99.99 percent of the issued and outstanding shares of Schweitzer-Mauduit do Brasil S.A., our Brazilian paper operations, or SWM-B. We did not have any unconsolidated subsidiaries, joint ventures or special purpose entities as of December 31, 2005.

Our principal executive office is located at 100 North Point Center East, Suite 600, Alpharetta, Georgia 30022-8246 and our telephone number at that address is 1-800-514-0186. Our stock is traded on the New York Stock Exchange, or NYSE, under the symbol “SWM.”

GENERAL

We are a multinational diversified producer of premium specialty papers headquartered in the United States of America and are the world’s largest supplier of fine papers to the tobacco industry. We manufacture and sell paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised 92 to 93 percent of our consolidated net sales in each of the years 2005, 2004 and 2003. The primary products in the group include cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette, or Cigarette Papers, and reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging. These products are sold directly to the major tobacco companies or their designated converters in North and South America, western and eastern Europe, Asia and elsewhere.

We are the premier manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, and the leading independent producer of reconstituted tobacco leaf used in producing blended cigarettes. We conduct business in over 90 countries and currently operate 11 production locations worldwide, with mills in the United States, France, the Philippines, Indonesia and Brazil.

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

•        Papeteries de Mauduit Mill located in Quimperlé, France

•        Papereries de Malaucène Mill located in Malaucène, France

•        Papeteries de Saint-Girons Mill located in Saint-Girons, France (acquired 1998)

•        LTR Industries Mill located in Spay, France

Philippines

•        PDM Philippines Industries Mill located in San Pedro, Philippines (acquired 2005)

Indonesia

•        PT PDM Indonesia Mill located in Medan, Indonesia (acquired 2004)

Brazil

•        Schweitzer-Mauduit do Brasil Mill located in Santanésia Pirai, Brazil (acquired 1998)

In July 2005, we announced execution of an agreement to form a joint venture to produce tobacco-related papers in China. The joint venture would build a new state-of-the-art paper mill, with 2 paper machines producing cigarette paper and porous plug wrap in partnership with the China National Tobacco Corporation, or CNTC, which is the principal operating company under China’s State Tobacco Monopoly Administration, or STMA. CNTC and SM-China would each own 50 percent of the joint venture.

The new mill would have an annual capacity of approximately 18,000 metric tons and will be located near Jiangmen, in the Guangdong province. A 2 year construction period is anticipated, with the mill expected to begin production in the first quarter of 2008. Project spending, including capital expenditures and working capital requirements, is expected to total approximately $100 million, with each joint venture participant sharing equally in the investment. PdM would provide technical support and project management. The joint venture is subject to obtaining project financing and various governmental approvals.

DESCRIPTION OF BUSINESS

Financial Information About Segments.   We operate and manage 3 reportable segments: United States, or U.S., France and Brazil. These segments are based on the geographical location of our manufacturing operations. These business segments manufacture and sell cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette, reconstituted tobacco products and paper products used in cigarette packaging, as well as certain non-tobacco industry products. While the products are similar in each segment, they vary based on customer requirements and the manufacturing capabilities of each of the operations. The Philippine and Indonesian financial results are included in the French business segment because the results of the Philippine and Indonesian operations are not material for segment reporting purposes and since the products of the Philippine and Indonesian businesses are coordinated with sales of our French operations in southeast Asia. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

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

MARKETS AND CUSTOMERS

Our U.S. segment primarily supplies the major, and many of the smaller, cigarette manufacturers in North America, and also has significant sales in South America and Japan. The customer base for the U.S. operations consists of more than 175 customers in approximately 36 countries. Our French segment relies predominantly on worldwide exports, primarily to western Europe, Asia (in part through our Philippine and Indonesian manufacturing facilities), eastern Europe and the former Commonwealth of Independent States, and, in lesser but substantial amounts, to Africa, the Middle East and Australia. The customer base for the French operations consists of a diverse group of over 200 customers in more than 80 countries. Our Brazilian segment primarily supplies customers in Brazil, but with increasing sales to other Latin and South American countries. The current customer base of the Brazilian operations consists of the cigarette manufacturers in Brazil, as well as approximately 8 customers in approximately 10 countries outside Brazil. Customers of all 3 business segments include international tobacco companies, regional tobacco manufacturers and government monopolies.

Altria Group, Inc., including Philip Morris USA Inc. and Philip Morris International Inc., or collectively Philip Morris, including its subsidiaries, and British American Tobacco p.l.c., or BAT, including its Brazilian subsidiary Souza Cruz S.A., or Souza Cruz, and its other subsidiaries, are our 2 largest customers. Philip Morris and BAT, together with their respective affiliates and designated converters, accounted for 33 percent and 16 percent, respectively, of our 2005 consolidated net sales. Although the total loss of one or both of these large customers could have a material adverse effect on our results of operations, this is not considered likely given the significant share that our capacity represents of the total world-wide supply available to meet the demand for cigarette-related fine papers. A material variation in demand from one of these customers or due to external factors such as government legislation and changes in consumer behavior however could result in a significant decline in demand for our products.

Philip Morris Supply Agreement.   Since January 1, 1993, we have been the single source of supply of Cigarette Papers to Philip Morris’ U.S. operations. In December 2005, we reached an agreement with Philip Morris to renew the Second Amended and Restated Agreement for Fine Paper Supply, or Second Amended Supply Agreement. This agreement continues our position as the supplier of Cigarette Papers to Philip Morris’ U.S. operations through December 31, 2008, except that Philip Morris has the continuing right to acquire up to 10 percent of its prior-year purchases of Cigarette Papers from other suppliers, although to date it has chosen not to do so. By its terms, the current renewal of the Second Amended Supply Agreement automatically again renews for an additional successive term of 2 years unless either party gives notice of non-renewal 24 months before the end of the then-current contract term. If a decision is made to terminate, the agreement provides for a 2-year phase-out period during the last 24 months of the then-current contract term. Further, pursuant to an addendum to the Second Amended Supply Agreement, we have an exclusive supply arrangement with Philip Morris U.S.A. for a jointly-developed banded cigarette paper that is used in lower ignition propensity cigarettes. We produce banded cigarette paper in sufficient quantities to support Philip Morris’ commercial sales of lower ignition propensity cigarettes, which are currently in the State of New York and limited commercial sales nationally. We have entered into a licensing and royalty agreement covering this new paper with Philip Morris.

SALES AND DISTRIBUTION

Essentially all sales of tobacco-related products by the U.S., French and Brazilian segments are sold by our marketing, sales and customer service organizations directly to cigarette manufacturers or their designated converters, and to cigar manufacturers, except in China where sales are generally made to trading companies for resale to cigarette producers. Most of our U.S. and French segments’ non-tobacco related products, which represent approximately 6 percent of each of their respective net sales, are sold on a direct basis. The Brazilian segments’ non-tobacco related products comprise 40 percent of its net sales, substantially all of which are channeled through agents.

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

Cigarette Paper—As the sole domestic producer of Cigarette Papers in North America, we believe that we have the majority supply position, estimated at 70 to 75 percent of the North American cigarette paper market. European suppliers, such as Wattens GmbH, or Wattens, an Austrian subsidiary of Trierenberg Holding, or Trierenberg, and Miquel y Costas & Miquel S.A., a Spanish corporation, or Miquel y Costas, supply the balance of the North American market. We believe that the bases of cigarette paper competition are price, consistent quality, security of supply, level of technical service and performance requirements of the customer’s cigarette-making equipment.

In partnership with cigarette companies, we have developed 2 technologies to address the emerging market for cigarette paper for lower ignition propensity cigarettes in the United States and Canada—banded cigarette paper and print banded cigarette paper. We are the leading producer of commercially proven cigarette paper for lower ignition propensity cigarettes. Only limited competitive cigarette papers for lower ignition propensity cigarettes have been offered for sale by our competitors.

The principal competitors of our French cigarette paper businesses are Wattens, Miquel y Costas and Julius Glatz GmbH, or Glatz, an independent German company. PdM and PdStG, indirect wholly owned subsidiaries in France, sell approximately 70 percent of their products in western Europe and Asia. We believe that the bases of competition for PdM’s and PdStG’s products are the same as for our U.S. segment. The principal competitor of our Philippine cigarette paper business is Tann-Philippines, a subsidiary of Trierenberg. The principal competitors of our Indonesian cigarette paper business are PT Surya Zig Zag and PT BMJ, which are owned by Indonesian cigarette production companies and account for 60 to 65 percent of the cigarette paper market in Indonesia.

The principal competitors of our Brazilian cigarette paper business are Wattens, Miquel y Costas and Cartiera Del Maglio S.p.A, an independent Italian company. SWM-B has essentially 100 percent of the cigarette paper market in Brazil and an estimated 75 to 80 percent share of the cigarette paper market in South America. We believe that the bases of cigarette paper competition for SWM-B are the same as for our U.S. segment.

In recent years, the number of cigarette paper manufacturers has declined worldwide. In addition to the bankruptcy of RFS Ecusta Inc. in the United States during 2002, smaller cigarette paper manufacturers in the United Kingdom, Argentina, Mexico and Colombia have either ceased or significantly reduced their production of cigarette paper, reflecting the competitive nature of this product and efforts by the world’s major cigarette manufacturers to consolidate their suppliers. This reduction of cigarette paper production capacity has been offset, however, by cigarette paper production capacity added by SWM, Wattens, Glatz and in China. New capacity added in western Europe by Wattens and Glatz in 2003 and 2004, respectively, has contributed to pricing and supply pressures for cigarette papers in recent years.

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

Tipping Paper—We believe that our U.S. segment has an estimated 65 to 70 percent share of the North American market for base tipping paper, which is subsequently printed by converters. Our principal competitor in this market is Tervakoski Oy, a Finnish subsidiary of Trierenberg. We believe that the bases for competition are consistent quality, price and, most importantly, the ability to meet the runnability and printability requirements of converting equipment and high-speed cigarette-making machines.

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

LTRI’s principal competitors are (i) Reynolds American, Inc., which produces RTL for both internal and external use, (ii) Yelets, an affiliate of Japan Tobacco Inc. which operates in Russia, (iii) B.V. Deli-HTL Tabak Maatschappiji B.V., an independent producer which operates in Holland, and (iv) cigarette companies such as Philip Morris and BAT, which produce RTL primarily for internal use.

We estimate that approximately 50 percent of reconstituted cigar wrapper and binder used in the U.S. market is produced internally by domestic cigar manufacturers. Our U.S. segment’s Ancram mill and Nuway Tobacco, a cast process manufacturer, produce the balance.

Other Products—As noted above, we produce papers for lightweight printing and writing, coated papers for packaging and labeling applications, business forms, furniture laminates, battery separator papers, wrapping paper for drinking straws, filter papers and other specialized papers. We believe that price is the primary basis of competition for drinking straw wrap, printing and writing and filter papers, while consistent quality and customer service are believed to be the primary competitive factors for battery separator paper, business forms and papers for furniture laminates including overlay. We continue, to the extent feasible, to convert our production of less profitable papers to more profitable niche applications.

RAW MATERIALS AND ENERGY

Wood pulp is the primary fiber used in our operations. Our operations consumed 109,400 and 105,100 metric tons of wood pulp in 2005 and 2004, respectively, all of which was purchased. Our operations also use other cellulose fibers, the most significant of which are in the form of flax fiber and tobacco leaf by-products, as the primary raw materials for Cigarette Papers and reconstituted tobacco products, respectively. While tobacco leaf by-products are generally the property of the cigarette manufacturer for whom the reconstitution is contracted, we and our subsidiary LTRI purchase some tobacco leaf by-products for use in the production of RTL and wrapper and binder products. In addition to cellulose fibers, our operations use calcium carbonate as another significant raw material in the production of many of our paper products. Calcium carbonate, or chalk, is used in the production of Cigarette Papers, as well as in certain of our other paper products, to provide desired qualities and characteristics, such as opacity, as well as end-product performance attributes.

Flax straw is purchased and subsequently processed into flax tow at processing facilities in Canada and France. The flax tow is then converted into flax pulp at pulping facilities in the United States and France. Flax tow and flax pulp are also purchased externally, and these purchases represent approximately 55 percent of the flax pulp currently consumed by our operations in the United States, France and Brazil. Certain specialty papers are manufactured by our operations in France, requiring small amounts of other cellulose fibers, all of which are purchased.

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

The papermaking processes use significant amounts of energy, primarily electricity, natural gas and fuel oil, to run the paper machines and other equipment used in the manufacture of pulp and paper. In France and in the United States, availability of energy is generally not expected to be an issue, although prices can fluctuate significantly based on variations in demand. Periodically, when we believe it is appropriate to do so, we enter into agreements to procure energy for future periods in order to reduce the uncertainty of future energy costs. In France, we have entered into agreements with an energy cogeneration supplier whereby the supplier will construct and operate cogeneration facilities at our Spay and Quimperlé Mills and supply steam, which will be used in the operation of our mills. The Spay cogeneration facility was completed in late 2005 and the Quimperlé cogeneration facility will be completed in 2006. These cogeneration facilities are expected to provide energy cost savings and improved security of supply. In Brazil, where that country’s production of electricity is heavily reliant upon hydroelectric plants, availability of electricity has been affected in the past by weather and rain variations. Our Brazilian business currently has a sufficient supply of energy to continue its current level of operation.

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

Our French segment does maintain records of order backlogs. For Cigarette Papers, the order backlog was $40 million and $39 million on December 31, 2005 and 2004, respectively. This represented approximately 54 and 47 days of Cigarette Paper sales for the French segment in 2005 and 2004, respectively. LTRI’s RTL business operates under a number of annual supply agreements. The order backlog for RTL was $50 million and $62 million on December 31, 2005 and 2004, respectively.

The Brazilian segment does not calculate or maintain records of order backlogs. Approximately 25 percent of its sales are to Souza Cruz, its largest customer. Souza Cruz provides forecasts of its future demand, typically 8 weeks in advance, in order for the Brazilian operations to manage production and ensure a sufficient supply to meet Souza Cruz’s anticipated requirements.

Sales of our products are not subject to seasonal fluctuations, except in the United States where customer shutdowns of 1 to 2 weeks in duration typically occur in July and December, and in Brazil where customer orders are typically lower in December due to a January and February holiday season.

RESEARCH AND DEVELOPMENT

We have research and laboratory facilities in Spay, France, Santanésia, Brazil and Alpharetta, Georgia and employ approximately 60 research personnel. We are dedicated to developing Cigarette Papers, reconstituted tobacco and non-tobacco paper product innovations and improvements to meet the needs of individual customers. The development of new components for tobacco products and the development of new non-tobacco paper products are the primary focuses of these research and development functions, including several development projects for our major customers. We expensed $9.0 million in 2005, $9.3 million in 2004 and $8.3 million in 2003 on research and development.

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

PATENTS AND TRADEMARKS

As of December 31, 2005, we owned 143 patents and had pending 78 patent applications covering a variety of Cigarette Papers, RTL and cigar wrapper and binder products and processes in the United States, western Europe and several other countries. We believe that such patents, together with our papermaking expertise and technical sales support, have been instrumental in establishing us as the leading worldwide supplier of Cigarette Papers, RTL and reconstituted wrapper and binder made by the papermaking process.

Management believes that our “POROWRAP®” trademark for highly porous plug wrap paper, the “PDM” logo and the “JOB PAPIER A CIGARETTES”, “PAPETERIES DE MAUDUIT” and “SCHWEITZER” trade names also have been important contributors to the marketing of our products.

EMPLOYEES

As of December 31, 2005, we had 3,695 regular full-time active employees of whom 590 hourly employees and 254 salaried employees were located in the United States and Canada, 1,161 hourly employees and 712 salaried employees were located in France, 34 salaried employees were located in the Philippines, 151 hourly employees and 48 salaried employees were located in Indonesia and 697 hourly employees and 48 salaried employees were located in Brazil. In addition, the operations in the Philippines utilize approximately 130 contract employees.

North American Operations—Hourly employees at the Lee, Massachusetts, Spotswood, New Jersey and Ancram, New York mills are represented by locals of the United Steel, Paper and Foresty, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union (“USW”). The

collective bargaining agreement at our Lee mills expired on July 31, 2005. These mills are currently operating under most of the terms of the expired labor agreement. In 2004, a collective bargaining agreement was signed at our Spotswood mill, effective through August 28, 2007. In 2004, we also reached a 4-year collective bargaining agreement for the Ancram mill effective through September 30, 2008. We believe employee and union relations continue to be positive.

The fiber operations of our Canadian subsidiary are non-union. We believe that employee relations are positive.

French Operations—Hourly employees at our mills in Quimperlé, Malaucène, Saint-Girons and Spay, France are union represented. A new collective bargaining agreement was signed in 2005 in Spay, expiring February 28, 2006. The collective bargaining agreement signed in 2004 in Saint-Girons is scheduled to expire on May 31, 2006. Although the collective bargaining agreement in Quimperlé expired on December 31, 2005, mill operations continue. Malaucène is currently operating under a collective bargaining agreement which expired on December 31, 2004 and was extended through December 31, 2005. No work stoppages have been experienced as a result of this action. We are currently in discussions with the unions representing employees at our Quimperlé and Malaucène mills concerning renewal of those labor contracts. Over the years, there have been intermittent work stoppages at the French operations lasting from a few hours to several days. We believe that, overall, employee relations are positive and comparable to similar French manufacturing operations.

Employees of our Philippine operations are non-union. We believe that employee relations are positive.

Hourly employees of our Medan, Indonesia mill are union represented and are currently working under an expired contract. We believe that employee relations are positive and we expect no work stoppages.

Brazilian Operations—Hourly employees at the Pirahy mill are represented by a union. The current annual collective bargaining agreement expires on May 31, 2006. We believe that, overall, employee relations are positive and comparable to similar Brazilian manufacturing operations.

ENVIRONMENTAL MATTERS

Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada are estimated to be approximately $1 million in 2006 and approximately $2 million in 2007, of which no material amount is the result of environmental fines or settlements. These expenditures are not expected to have a material adverse effect on our financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in our plans, changes in legal requirements or other factors.

WORKING CAPITAL

We normally maintain approximately 30 to 60 days of inventories to support our operations. Our sales terms average between 15 and 60 days for payment by our customers, dependent upon the products and markets served. For a portion of our business, particularly our French segment export sales, extended terms are provided. With respect to our accounts payable, we typically carry approximately a 30 to 60 day level, in accordance with our purchasing terms, which vary by business segment. The accounts payable balance varies in relationship to changes in our manufacturing operations, particularly due to changes in prices of wood pulp and purchased energy and the level and timing of capital expenditures related to projects in progress.

RISKS FOR FOREIGN OPERATIONS

In addition to our U.S. operations, we have manufacturing facilities in France, the Philippines, Indonesia, Brazil and Canada. Collectively, we market and sell products in over 90 countries, many of which are third world markets. While not an exhaustive list of the various risks that may impact our foreign operations, and while the level of risk varies amongst countries, our operations in foreign countries are subject to possible material international business risks, including unsettled political and economic conditions; expropriation; import and export tariffs, controls and restrictions; monetary exchange controls; inflationary economies; changes in currency value; changes in business and income tax regulations and risks related to restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries.

EXECUTIVE OFFICERS

The names and ages of the executive officers as of March 3, 2006, together with certain biographical information, are as follows:

Name	Age	Position
Wayne H. Deitrich	62	Chairman of the Board and Chief Executive Officer
Frédéric P. Villoutreix	41	Chief Operating Officer
Thierry E. Bellanger	53	President—French Operations
Peter J. Thompson	43	President—U.S. Operations
Otto R. Herbst	46	President—Brazilian Operations
Widjaja Jiemy	47	President—Southeast Asian Operations
Paul C. Roberts	57	Chief Financial Officer and Treasurer
John W. Rumely, Jr.	52	General Counsel and Secretary
Wayne L. Grunewald	54	Controller

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

Frédéric P. Villoutreix has served as our Chief Operating Officer since February 2006. Mr. Villoutreix joined us in December 2005 from Compagnie de Saint-Gobain, a leading French multi-national manufacturer of engineered materials and products, where he worked since 1990. He held key manufacturing positions in Europe and the United States with Saint-Gobain, including General Manager, World Construction Products and Stone, Luxemburg (2001-2004), and most recently Vice President, Abrasives Europe and Coated Abrasives World (2004-2005) with 33 operating locations.

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

Widjaja Jiemy has served as our President—Southeast Asian Operations since May 2005. Prior to May 2005, he served as General Manager of business development of April Fine Paper (Guang Ding) Co., Ltd., in China to build a greenfield paper mill in Jiangmen, Guangdong province. Previously, Mr. Jiemy served as General Manager of P.T. Riau Andalan Kertas, a pan-Asian paper company, and as General Manager of P.T. Sampoerna Percetakan Nusantara, an Indonesian corrugated box making and printing company. From 1990 to 1997, Mr. Jiemy was the General Manager of P.T. Kimsari Paper Indonesia, the predecessor company of P.T. PDM Indonesia.

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

Item 1A.                Risk Factors

Factors That May Affect Future Results

Many factors outside of our control could impact future financial results. While not an exhaustive list, the following important factors could cause our actual results for 2006 and beyond to differ materially from those expressed in any forward-looking statements we have made, or that have been made on our behalf.

International Business Risks

In addition to our U.S. operations, we have manufacturing facilities in France, the Philippines, Indonesia, Brazil and Canada. Principally through our French, Philippine, Indonesian and Brazilian subsidiaries, we market and sell products in over 90 countries, many of which are third-world markets which are subject to international business risks, including unsettled political and economic conditions; expropriation; import and export tariffs, regulatory controls and restrictions; monetary exchange controls; inflationary economies; changes in currency value; changes in business and income tax regulations and risks related to restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries.

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

Foreign Currency Risk—We have subsidiaries located in France, the Philippines, Indonesia, Brazil, Canada, Hong Kong and Spain. Together with our subsidiaries, we conduct business in over 90 countries worldwide transacting much of our business in foreign currencies.

Changes in foreign currency exchange rates may have an impact on our operating profit. Since we transact business in many other countries, some of those sale and purchase transactions are denominated in a currency other than the local currency of our operations. As a result, changes in exchange rates between the currency in which the transaction is denominated versus the local currency of our operation into which the transaction is being recorded can impact the amount of local currency recorded for such transaction. This can result in more or less local currency revenue or cost related to such transaction, and thus have an effect on our operating profit. This “currency transaction risk” is mitigated partially in France since some of the revenue and expense transactions of our French subsidiaries are denominated in U.S. dollars, providing a degree of natural hedging. Our Brazilian operations are more fully exposed to this “currency transaction risk.”

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

We utilize forward and swap contracts and, to a lesser extent, option contracts to selectively hedge our exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with well-known money center banks, insurance companies or government agencies (“counterparties”). Usually these contracts extend for no more than 12 months. We believe that the foreign currency risks that would not be hedged were the counterparties to fail to fulfill their obligations under the contracts are minimal in view of the financial strength of the counterparties. Management of foreign currency transactional exposures was not changed during 2005, and we do not expect any significant change in such exposures or in the strategies we use to manage such exposures in the near future. As of December 31, 2005, a 10 percent unfavorable change in the exchange rate of our functional currencies and those of our subsidiaries against the prevailing market rates of non-local currencies involving our transactional exposures would have resulted in a net pre-tax loss of approximately $2 million. These hypothetical gains or losses on foreign currency contracts and transactional exposures are defined as the difference between the contract rates and the hypothetical exchange rates. While we believe the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates would be material to our results of operations, we reduce this risk by selectively hedging our exposure when it is practical and economical to do so.

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

Interest Rate Risk—We hold a combination of variable- and fixed-rate debt consisting of short and long term instruments. We selectively hedge our exposure to interest rate increases on our variable rate long-term debt when it is practical and economical to do so. We utilize various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. Most often we utilize variable-to-fixed interest rate swap agreements, typically with contractual terms no longer than 24 months. Our strategy to manage exposure to interest rate changes did not change during 2005, and we do not expect any significant changes in our exposure to interest rate changes or in how such exposure is managed in the near future. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in fair market value of fixed-rate debt due to differences between current market interest rates and the rates governing these instruments. With respect to our fixed-rate debt outstanding at December 31, 2005, a 10 percent change in interest rates would not result in a material change in the fair market value of such debt and with respect to our variable-rate debt outstanding at December 31, 2005, a 10 percent change in interest rates would not result in a material impact to our future annual pre-tax earnings.

Commodity Price Risk—We are subject to commodity price risks, the most significant of which relates to the price of wood pulp, which is our largest single component of cost. The per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. We consumed 109,400, 105,100 and 97,000 metric tons of wood pulp in 2005, 2004 and 2003, respectively. During the period from January 2003 through December 2005, the U.S. list price of northern bleached softwood kraft pulp, a representative pulp grade that we use, ranged from a low of $480 per metric ton in January 2003 to a high of $680 per metric ton in June through August 2004 and in February through April 2005. We normally maintain approximately 30 to 60 days of inventories to support our operations. As a result, there is a lag in the impact of changes in the per ton list price of wood pulp on our cost of products sold. Selling prices of our paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, we have been able to increase our selling prices in response to increased per ton wood pulp costs and have generally reduced our selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact our earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. We have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10 percent change in per ton wood pulp prices would impact our future annual pre-tax earnings by approximately $7 million, assuming no compensating change in our selling prices. We believe that, while our exposure to commodity price risk is material to our results of operations, our customers understand such risk and over time changes in the price of wood pulp are typically reflected in selling prices.

Energy Supply and Cost Volatility

The papermaking processes use significant amounts of energy, primarily electricity, natural gas and fuel oil, to run the paper machines and other equipment used in the manufacture of pulp and paper. In France and in the United States, availability of energy is generally not expected to be an issue, although prices can fluctuate significantly based on variations in demand. In Brazil, where that country’s production of electricity is heavily reliant upon hydroelectric plants, availability of electricity has been affected in the past by weather and rain variations. Our Brazilian business currently has a sufficient supply of energy to continue its current level of operation.

Like many other manufacturing businesses, we experienced significant increases in energy costs in 2005. With little ability to reduce our per unit consumption of energy, our per unit cost to make product increased significantly. Due to the competitive pricing in the markets for most of our products, we have been unable to fully pass through these higher energy costs to our customers. With respect to our purchased energy price risk, a hypothetical 10 percent change in per unit prices would impact our future annual pre-tax earnings by approximately $7 million, assuming no compensating change in our selling prices.

Periodically, when we believe it is appropriate to do so, we enter into agreements to procure energy for future periods in order to reduce the uncertainty of future energy costs. However, in recent years this has only marginally slowed the increase in energy costs due to the volatile changes in energy prices we have experienced.

In France, we have entered into agreements with an energy cogeneration supplier whereby the supplier will construct and operate cogeneration facilities at our Spay and Quimperlé Mills and supply steam, which will be used in the operation of our mills. The Spay cogeneration facility was completed in late 2005 and the Quimperlé cogeneration facility will be completed in 2006. These cogeneration facilities are expected to provide energy cost savings and improved security of supply at those mills.

General Inflation and Selling Prices

In addition to changes in wood pulp and energy costs discussed above, costs of our operations are also impacted by general inflation. Our main costs impacted by general inflation are wages and salaries, chemicals, employee benefit costs, primarily medical and pension expenses, and costs of insurance. Due to competitive pressures, we are not always able to pass along our cost increases through increased selling prices.

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

Reliance on Significant Customers

Most of our customers are manufacturers of tobacco products located in more than 90 countries around the world. Two such customers have accounted for a significant portion of our net sales in each of the last several years, and the loss of one or both such customers, or a significant reduction in one or both of these customers’ purchases, could have a material adverse effect on our results of operations. During periods of excess supply in our industry, a significant loss of business is an increased risk. Our largest customer, Philip Morris, is reportedly considering a restructuring, which would effectively separate its domestic and international cigarette businesses. This action could result in a change in Philip Morris’ raw material sourcing strategies. See Note 9 of the Notes to Consolidated Financial Statements.

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

Also in recent years, certain governmental entities, particularly in North America, have considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked. The State of New York enacted such a law and as of June 28, 2004 requires that all cigarettes sold in the State of New York have lower ignition propensity properties. Canada implemented a requirement for lower cigarette ignition propensity cigarettes manufactured or imported into Canada on or after October 1, 2005. In addition, the States of Vermont and California enacted legislation that requires lower ignition propensity cigarettes for all cigarettes sold in Vermont and California beginning in May 2006 and January 2007, respectively. In addition, several other states have introduced bills in their respective legislative committees concerning cigarette fire safety standards.

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

During 2005, approximately 92 percent of our net sales were from products used by the tobacco industry in the making and packaging of cigarettes or other tobacco products. We are unable to predict the effects that the above-described legal and governmental actions might have on our results of operations and financial condition.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

As of December 31, 2005, we operated 10 paper mills (which include 4 fiber pulping operations) on 4 continents. We operate these mills in 3 business segments based on the geographic locations of the manufacturing operations: the United States, France (which includes the Philippine and Indonesian operations acquired in June 2005 and February 2004, respectively), and Brazil.

We have approximately 201,500 metric tons of annual paper production capacity and approximately 80,000 metric tons of annual reconstituted tobacco products production capacity, dependent upon the production mix. We also operate flax fiber processing operations in France and Canada. We own each of these facilities and the associated operating equipment except for a flax tow storage facility in Winkler, Manitoba, which is leased.

As a result of reduced demand for tobacco-related papers in western Europe due to excise tax increases on cigarettes and lower cigarette consumption and the impact of increased paper production capacity added by competitors in western Europe in 2003 and 2004, we experienced increased paper machine down time at all of our segments during 2005. In addition, we have more capacity than is currently being fully used for long fiber products and for RTL in France. During 2005, we sold 167,000 metric tons of paper products and 62,000 metric tons of reconstituted tobacco products, representing 83 percent and 78 percent, respectively, of the above-indicated approximate annual capacities.

We maintain administrative and sales offices in Alpharetta, Georgia, in Quimperlé and Spay, France, in Hong Kong, China, in Piraí and Rio de Janeiro, Brazil, in Madrid, Spain, in San Pedro, Philippines, in Medan, Indonesia and in Moscow, Russia. Our world headquarters are also located in Alpharetta. All of these offices are owned except for those located in Alpharetta, Hong Kong, Rio de Janeiro, Madrid and Moscow.

We consider all of our facilities to be well-maintained, suitable for conducting our operations and business, and adequately insured.

In addition to the operating equipment listed below, our Brazilian subsidiary has a paper machine which was taken out of service in 2001 and was fully written off. There are no plans to operate this equipment in the future.

At our U.S. segment’s Lee Mills facility, we operate a machine that is owned by Kimberly-Clark. Ownership of the machine was retained by Kimberly-Clark in the 1995 spin-off of the Company and is operated solely for the purpose of producing a proprietary product used as an in-process material by Kimberly-Clark. Under the contract for its continued operation, we essentially invoice Kimberly-Clark the actual costs of operating the machine, including allocations of indirect and fixed overhead costs. While the current term of the contract was scheduled to expire in December 2009, Kimberly-Clark gave notice of early termination on January 27, 2006, which under the contract began an 18 month termination period for the contract now ending in August 2007.

In July 2005, we announced execution of an agreement to form a joint venture to produce tobacco-related papers in China. The joint venture would build a new state-of-the-art paper mill, with 2 paper machines producing cigarette paper and porous plug wrap and having total annual production capacity of approximately 18,000 metric tons. The new mill would be located near Jiangmen, Guangdong province. A 2 year construction period is anticipated, with the mill expected to begin production in the first quarter of 2008. Project spending, including capital expenditures and working capital requirements, is expected to total approximately $100 million. The joint venture is subject to obtaining project financing and various governmental approvals.

The following are locations of our principal production facilities, all of which are owned, and operating equipment as of December 31, 2005:

French Segment

Production Locations	Equipment	Products
Papeteries de Mauduit Mill	11 Paper Machines	Cigarette Paper, Plug Wrap Paper
Quimperlé, France	Pulping Equipment	and Long Fiber Specialties
Papeteries de Malaucène Mill	1 Paper Machine	Tipping and Specialty Papers
Malaucène, France	4 Printing Presses
11 Laser Perforating Lines
1 Electrostatic Perforating Line
Papeteries de Saint-Girons Mill	3 Paper Machines	Cigarette Paper, Plug Wrap
Saint-Girons, France	Pulping Equipment	Paper, Base Tipping and
	2 Electrostatic Perforating Lines	Specialty Papers and Flax Pulp
LTR Industries Mill	3 Reconstituted Tobacco Leaf	Reconstituted Tobacco Leaf,
Spay, France	Machines	Flax Fiber Processing
1 Fiber Mill
PDM Philippines Industries	2 Paper Machines	Cigarette Paper, Tipping Paper
San Pedro, Philippines		and Plug Wrap Paper
P.T. PDM Indonesia	1 Paper Machine	Cigarette Paper and Plug Wrap
Medan, Indonesia		Paper

U. S. Segment

Production Locations	Equipment	Products
Lee Mills (4 mill sites)	4 Paper Machines	Base Tipping and Specialty
Lee, Massachusetts	Pulping Equipment	Papers, Plug Wrap Paper and Straw Wrap Paper
Spotswood Mill	6 Paper Machines	Cigarette Paper and Straw Wrap
Spotswood, New Jersey	Pulping Equipment	Paper
Ancram Mill	1 Paper Machine	Reconstituted Tobacco Wrapper
Ancram, New York	1 Reconstituted Tobacco	and Binder and Porous Plug
	Wrapper and Binder Machine	Wrap Paper
Fiber Operations	1 Movable Fiber Mill	Flax Fiber Processing
Manitoba, Canada	1 Permanent Fiber Mill

Brazilian Segment

Production Location	Equipment	Products
Pirahy Mill Piraí, Brazil	4 Paper Machines	Cigarette Paper, Plug Wrap Paper, Base
	1 Coating Machine	Tipping, Specialty and Coated Papers

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

The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. One of the 2 assessments, estimated at December 31, 2000 at approximately $9.1 million, related in part to tax periods that predated our acquisition of Pirahy and is covered in part by an indemnification from the sellers of Pirahy, or Assessment 1 (case number 01121532-4). The second assessment pertains exclusively to periods that SWM-B owned the Pirahy mill, or Assessment 2 (case number 01121533-2). While SWM-B is primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owner under the indemnification.

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

In August and November 2003, the judges hearing the challenges in the State of Rio de Janeiro ruled in SWM-B’s favor in its suits to vacate Assessment 2 and Assessment 1, respectively (and case numbers 2001.001.064544-6 and 2001.001.115144-5, respectively), affirming the bases of SWM-B’s legal challenges of the Assessment. The State of Rio de Janeiro automatically appealed these favorable decisions. With regard to Assessment 2, in May 2004, the 1st Civil Chamber of the Court of Appeals of the State of Rio de Janeiro entered an order, published in June 2004, granting the State of Rio de Janeiro’s appeal of the lower court’s decision annulling Assessment 2 against SWM-B. The appellate court reached its decision based on a majority vote of the 3-judge panel, with 1 judge issuing a written dissenting opinion. Based on this dissenting opinion, in June 2004, SWM-B appealed to a different civil chamber. In March 2005, the 11th Civil Chamber of the Court of Appeals of the State of Rio de Janeiro also denied SWM-B’s appeal based on a majority vote. In June 2005, SWM-B appealed to the Superior Court of Justice and the Federal Supreme Court of Brazil. In November 2005, SWM-B filed a preliminary injunction at the Superior Court of Justice in order to prevent the enforcement of Assessment 2. The Superior Court of Justice granted SWM-B an order to suspend the enforcement of Assessment 2 until the ruling of the case by the Court. With regard to Assessment 1, in August 2004, the 9th Civil Chamber of the Court of Appeals of the State of Rio de Janeiro entered an order, published in October 2004, denying the State of Rio de Janeiro’s appeal of the lower court’s decision annulling Assessment 1 against SWM-B. The State of Rio de Janeiro appealed this favorable decision to the Superior Court of Justice, which denied the appeal in August 2005. The State of Rio de Janeiro is now expected to appeal to the Federal Supreme Court of Brazil.

SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, since the final resolution involves presentation of the matter to the Supreme Court of Brazil, it is not likely to be finally resolved for several years. Based on the foreign currency exchange rate at December 31, 2005, the Assessment, as reduced in August 2001, totaled approximately $17.1 million as of December 31, 2005, of which approximately $7.9 million is covered by the above-discussed indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

In February 2004, SWM-B filed suit against the State of Rio de Janeiro in the 11th Court of Public sitting in Rio de Janeiro, Case No. 2004.001.02206-6, to recover ICMS credits previously reversed in 2000 following receipt of the Assessment. After the Assessment was filed against us, SWM-B changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of having received the August and November 2003 favorable lower court rulings to the above Assessment 2 and Assessment 1, respectively, SWM-B petitioned the court for permission to offset overpaid ICMS taxes against current tax liabilities. The amount of the claim totals approximately $1.7 million, based on the foreign currency exchange rate at December 31, 2005. During March 2004, the court rejected SWM-B’s claim, which decision SWM-B has appealed. As of December 31, 2005, no asset has been recorded for this potential recovery.

The Social Contribution for the Program of Social Integration, or PIS Semestralidade—the matter of Schweitzer-Mauduit do Brasil v. Federal Union in the Federal Regional Tribunal sitting in Rio de Janeiro, Case Number 2000.51.001617-8 (October 2, 2002).

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

SWM-B received a favorable decision on its request for a preliminary injunction in July 2002. This decision was confirmed on appeal in December 2004. In June 2005, the government filed a motion to amend the decision rendered in the appeal, which was denied. It was expected that the Federal Union would also file appeals to the Superior Court of Justice and ultimately to the Supreme Court of Brazil. In November 2005, the ruling in SWMB’s favor was confirmed and this litigation was transited in “rem judicatam” and was sent back to the 15th Federal Court sitting in Rio de Janeiro to be filed. There is no other possibility for any further appeal by the government, therefore SWM-B recorded a net gain of $1.3 million in the fourth quarter of 2005.

Imposto sobre Produtos Industrializados, or IPI, a form of federal value-added tax in Brazil. Schweitzer-Mauduit do Brasil v. Federal Union, Federal Regional Tribunal sitting in Rio de Janeiro, Case number 2004.51.04.000502-4 (March 5, 2004).

SWM-B instituted this action in order to recover credits on past and future purchases of raw materials that are exempt from IPI taxes or that carry an IPI tax rate of “0”. The recovery would be in the form of presumed credits that could be applied to offset other IPI tax liabilities. The action for recovery is based on the principle in Brazilian law of non-cumulative taxes. The Brazilian Supreme Court decided favorably in the case of materials with tax exemption. They considered that the acquisition of exempt material generated the right to the credit as if there was no exemption. The legal thesis would be the same for non-taxed materials and “0” taxed materials.

Independent of SWM-B’s action, the Brazilian Department of Justice has prepared a brief contesting the Supreme Court’s decisions on IPI credits, arguing for reversal on the grounds that the Supreme Court’s decisions on the IPI presumed tax credits effectively fashioned new law concerning the application of the principle of the non-cumulation of taxes and did not interpret existing law, such action being outside the jurisdiction of the court. While the government’s arguments may be well founded, it is considered unlikely that the Supreme Court will reverse itself on these recent rulings which passed with a strong majority vote of the judges. However, a number of new judges have joined the Supreme Court and there are significant social implications to the potential lost revenue for the government.

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

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada. For these purposes, we incurred total capital expenditures of $1.0 million in 2005, and anticipate that we will incur approximately $1 million in 2006 and approximately $2 million in 2007, of which no material amount is the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

Not applicable. There were no matters submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since November 30, 1995, our common stock, $0.10 par value, or Common Stock, has been listed on the New York Stock Exchange, trading under the symbol “SWM.”  On February 28, 2006, our stock closed at $25.70 per share.

The table below presents the high and low sales prices of our Common Stock on the New York Stock Exchange—Composite Transactions reporting system during the periods indicated.

	High	Low
2006
First Quarter (through March 2, 2006)	$27.73	$24.31

	High	Low
2005
First Quarter	$35.18	$31.08
Second Quarter	$33.60	$27.70
Third Quarter	$32.45	$20.80
Fourth Quarter	$25.93	$21.58

	High	Low
2004
First Quarter	$34.26	$29.40
Second Quarter	$34.12	$27.70
Third Quarter	$32.98	$27.80
Fourth Quarter	$35.87	$30.96

Holders

As of March 2, 2006, there were 4,057 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2005, with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in the first column)
Equity Compensation Plans approved by stockholders:
Equity Participation Plan(1)	1,162,592	$24.48	—
Total approved by stockholders			—
Equity Compensation Plans not approved by stockholders:
Outside Directors Stock Plan(2)	N/A	N/A	93,134
Restricted Stock Plan(3)	N/A	N/A	913,500
Total not approved by stockholders			1,006,634
Grand Total	N/A	N/A	1,006,634

N/A—Not applicable.

(1)          The Equity Participation Plan is described in Note 6 of the Notes to Consolidated Financial Statements appearing in Part II, Item 8 herein.

(2)          The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to our outside Directors for payment of their retainer fees quarterly in advance. Directors retainer fees in 2005 were $6,750 quarterly, which are payable in our common stock. The number of shares issued each quarter is determined based on the then fair market value of the shares, which is determined in accordance with the plan as the average of the high and low price of our common stock on the last business day preceding the date of issuance. Certain Directors have elected to defer receipt of quarterly retainer fees under the terms of our Deferred Compensation Plan for Non-Employee Directors, resulting in an accumulation of stock unit credits. The Director has the option, upon retirement or earlier termination from the Board of Directors, to have these stock unit credits distributed in the form of our common stock or in the form of cash. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as common stock, although declared dividends create additional stock unit credits. As of December 31, 2005, deferred retainer fees have resulted in 17,013 accumulated stock unit credits, excluding credited dividends (18,358 accumulated stock unit credits including credited dividends).

(3)          The Restricted Stock Plan is described in Note 6 of the Notes to Consolidated Financial Statements appearing in Part II, Item 8 herein. Shares awarded under the terms of this plan are both subject to forfeiture and cannot be sold or otherwise transferred until fully vested or such restrictions are otherwise lifted. Such shares are deemed by us to be issued and outstanding and are subject to all other financial interests, including our declared dividends. As of December 31, 2005, 28,500 shares issued under this plan remained restricted.

Recent Sales of Unregistered Securities

We have had no unregistered sales of equity securities during the fiscal year ended December 31, 2005.

Repurchases of Equity Securities

During fiscal 2005, we repurchased 29,270 shares of our Common Stock having a value of $1.0 million pursuant to authorizations to purchase up to $20.0 million approved by the Board of Directors. The number and average price of Common Stock shares purchased in each month of the fourth quarter of fiscal 2005 are set forth in the table below:

			Total Number of		Maximum Amount
	Total Number	Average	Shares Repurchased		Of Shares that May
	Of Shares	Price Paid	As Part of Publicly		Yet be Repurchased
	Repurchased	Per Share	Announced Programs		Under the Program
			(# Shares)	($ in millions)	($ in millions)
October	—	$—	—	$—
November	—	—	—	—
December	—	—	—	—
Fourth Quarter	—	$—	—	$—
Full Year 2005	29,270	$34.00	29,270	$1.0	$19.0 *

*                    On December 2, 2004, our Board of Directors authorized the repurchase of shares of our Common Stock during the period January 1, 2005 to December 31, 2006 in an amount not to exceed $20.0 million.

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

All dollar amounts are in millions except per share amounts, statistical data and ratios.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
Results of Operations
Net Sales	$669.8	$657.5	$566.9	$501.4	$499.5
Cost of products sold	572.5	535.4	458.0	396.1	401.4
Gross Profit	97.3	122.1	108.9	105.3	98.1
Nonmanufacturing expenses	58.0	64.4	55.0	49.1	46.3
Operating Profit(1)	39.3	57.7	53.9	56.2	46.7
Net Income(1)	19.4	36.4	34.5	33.0	24.1
Net Income Per Share:
Basic(1)	$1.28	$2.45	$2.34	$2.22	$1.63
Diluted(1)	$1.26	$2.36	$2.28	$2.17	$1.61
Cash Dividends Declared and Paid Per Share	$0.60	$0.60	$0.60	$0.60	$0.60
Percent of Net Sales
Cost of products sold	85.5%	81.4%	80.8%	79.0%	80.4%
Gross Profit	14.5	18.6	19.2	21.0	19.6
Nonmanufacturing expenses	8.7	9.8	9.7	9.8	9.3
Operating Profit(1)	5.9	8.8	9.5	11.2	9.3
Net Income(1)	2.9%	5.5%	6.1%	6.6%	4.8%
Financial Position
Capital Spending(2)(3)	$18.8	$46.7	$92.0	$30.3	$73.8
Depreciation and amortization	39.5	36.5	30.7	26.6	22.8
Cash Provided By Operations(4)	38.1	56.7	65.6	63.2	103.6
Net operating working capital	94.3	73.4	50.2	51.0	52.3
Total Assets	690.8	717.1	635.9	495.0	503.3
Total Debt	113.7	113.9	96.9	47.3	102.9
Stockholders’ Equity	$292.9	$292.6	$250.2	$201.3	$182.9
Common Stock Prices
High	$35.18	$35.87	$30.55	$29.85	$25.54
Low	20.80	27.70	20.96	19.95	15.19
Year-end	$24.78	$33.95	$29.78	$24.50	$23.75
Financial Ratios
Current ratio	1.4:1.0	1.1:1.0	1.1:1.0	1.5:1.0	1.5:1.0
Total debt to capital ratio	27.0%	27.1%	27.2%	18.1%	35.2%
Net income return on equity	6.6%	13.4%	15.3%	17.2%	13.1%
Operating profit return on assets	5.6%	8.5%	9.5%	11.3%	9.8%
Number of Employees	3,695	3,744	3,357	3,337	3,359
Average Common Shares Outstanding (in thousands)
Basic	15,150.1	14,842.0	14,738.3	14,853.5	14,777.2
Diluted	15,450.4	15,422.3	15,138.3	15,242.6	15,038.3

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

(3)    Capital spending for 2002 and 2001 included $0.4 million and $50.1 million, respectively, for the banded cigarette paper capital project at our Spotswood mill.

(4)    Cash provided by operations included advance payments from customers for future product sales amounting to $50.6 million in 2001 related to the banded cigarette paper project.

Financial Glossary

Net operating working capital—accounts receivable, inventory, current income tax refunds receivable and prepaid expense less accounts payable, accrued liabilities and accrued income taxes payable

Current ratio—current assets divided by current liabilities

Total debt to capital ratio—current debt and long-term debt divided by current debt, long-term debt, minority interest and total stockholders’ equity

Net income return on equity—net income divided by average stockholders’ equity

Operating profit return on assets—operating profit divided by average total assets

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is a discussion of our results of operations and current financial condition. This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and the selected financial data included in Item 6. The discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and our future prospects. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled “Factors That May Affect Future Results,” beginning on page 12.

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

•       Recent Accounting Pronouncements

•       Results of Operations

•       Liquidity and Capital Resources

•       Other Factors Affecting Liquidity and Capital Resources

•       Outlook

•       Forward-Looking Statements

Operations

We are a multinational diversified producer of premium specialty papers and the world’s largest supplier of fine papers to the tobacco industry. We are the premier manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, and the leading independent producer of reconstituted tobacco leaf used in producing blended cigarettes. We conduct business in over 90 countries and currently operate 11 production locations worldwide, with mills in the United States, France, the Philippines, Indonesia, Brazil and Canada.

We manufacture and sell paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products, which comprised 92 percent and 93 percent of our net sales for the years ended December 31, 2005 and 2004, respectively, include cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette; reconstituted tobacco leaf for use as filler in cigarettes; reconstituted tobacco wrappers and binders for cigars; and paper products used in cigarette packaging. These products are sold directly to tobacco companies or their designated converters in North and South America, western and eastern Europe, Asia and elsewhere.

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

Chief Executive Officer’s Summary

2005 Financial Results

The Company’s net sales totaled $669.8 million, a 2 percent increase compared to 2004. The increase was the result of changes in currency exchange rates, primarily related to the stronger euro and Brazilian real versus the U.S. dollar, increased sales volumes and somewhat higher average selling prices.

Compared to 2004, total sales volume increased 1 percent. Sales volumes for the French businesses decreased 2 percent and sales volumes for the Brazilian business increased 12 percent while U.S. sales volumes increased 3 percent.

Operating profit was $39.3 million, a 32 percent decline. Operating profit was unfavorably affected by mix of products sold and higher costs for purchased energy, wood pulp, chemicals, employee benefits, labor expenses and currency rates partially offset by improved operating efficiencies and lower nonmanufacturing costs.

The effective income tax rate was 29 percent compared to 22 percent for 2004. Minority interest decreased by $1.2 million from 2004 because of decreased profitability at LTR Industries.

Net income was $19.4 million, a 47 percent decrease compared to 2004. Diluted earnings per share declined by $1.10, or 47 percent, to $1.26.

Four factors had a significant impact on our 2005 financial results, with a negative effect of $1.50 per share.

•       Inflationary cost increases had an unfavorable impact of $1.05 per share, approximately one-half of which was related to the increased cost of purchased energy. As a result of difficult market conditions, we were unable to offset these inflationary cost increases through higher selling prices and reduced costs.

•       Throughout 2005, the strengthening Brazilian currency had an unfavorable impact of $0.18 per share. A higher effective income tax rate had a negative impact of $0.16 per share compared to 2004. Interest expense was higher due to increased interest rates and slightly higher average debt due primarily to increased working capital. Higher interest expense reduced earnings by $0.11 per share.

Improvements in operating efficiency and a reduction in non-manufacturing expense offset about one-quarter of these negative impacts on earnings.

2005 Strategic Initiatives

During the year, several strategic initiatives were accomplished which are expected to enhance our market position and benefit our future performance.

•       In Brazil, a new cigarette paper machine was started up and quickly exceeded end-of-curve projections for production rate and quality. This new machine gives us the ability to expand market share in Latin America and increase export sales.

•       In North America, the demand for cigarette paper for lower ignition propensity cigarettes continues to grow, with national introduction of these cigarettes in Canada in October. Additional states will be requiring the sale of these cigarettes in 2006 and 2007.

•       We acquired tobacco-related paper manufacturing assets in the Philippines for $11.9 million, including working capital. This acquisition, combined with our Indonesian operation, gives us the ability to grow our business in the southeast Asian market.

•       An agreement was reached with the China State Tobacco Monopoly Administration to form a joint venture to construct and operate a two-machine paper mill to manufacture tobacco-related papers. Start-up is expected in 2008.

2006 Opportunities and Challenges

The challenge we have is to resume the previous trend of earnings growth accomplished during the period 2001-2004. The following are our areas of focus:

•       Increased sales of reconstituted tobacco leaf (RTL) products. We expanded our capacity for manufacturing this product with the start-up of a new production line in Spay, France during the fourth quarter of 2003. With the added capacity, our RTL sales volume grew 29 percent in 2004, but declined 4 percent in 2005. Our goal for 2006 is to increase RTL sales volume 6 to 8 percent while retaining sales margins.

•       The increasing demand for lower ignition propensity cigarette papers offers our Company a significant opportunity to expand sales of higher margin cigarette papers in North America. Our company has 2 technologies that are commercially proven to meet the test protocol for the extinguishing of unattended cigarettes. In 2007, California will join New York (June 2004), Canada (October 2005) and Vermont (May 2006) in requiring that all cigarettes sold be lower ignition propensity cigarettes. In 2006, we have set aggressive goals for improving our manufacturing efficiency in producing these papers.

•       Continue upgrading and expanding our operations in southeast Asia. In June 2005, we completed the acquisition of a mill in the Philippines with two tobacco-related papers machines. This acquisition complements the 2004 acquisition of PT PDM Indonesia. Capacity of the tobacco-related papers machines at both mills is being expanded, quality improved and costs reduced to better serve the southeast Asian markets. We are targeting significant profit growth from these 2 operations as a 2006-2007 objective.

•       Manage French and U.S. paper operations to better respond to declining consumption and excess capacity in the Western European and North American markets. Our operations in France and the U.S. are affected by reduced utilization of capacity. We are studying alternatives to improve the cost structure in both operations and to operate more effectively. Capital spending and working capital levels are being adjusted to reflect the business needs.

•       Implement the joint venture in China. Construction of the two-machine mill will begin during the first half of 2006. The project and management teams are being assembled with start-up expected in early 2008. The quality of the teams we install will influence the degree of success of the joint venture. We have nominated Widjaja Jiemy, President—Southeast Asian Operations to manage the construction and start-up of the joint venture. Mr. Jiemy has experience in managing the start-up of a new paper mill in Indonesia. He was leading a greenfield paper mill project in southeast China prior to joining our Company. Mr. Jiemy also has extensive experience in managing tobacco-related paper operations.

Recent Developments

Lee Mills Operational Changes

At the Lee Mills facility, we operate a machine that is owned by Kimberly-Clark. Ownership of the machine was retained by Kimberly-Clark in the 1995 spin-off of the Company and is operated solely for the purpose of producing a proprietary product used as an in-process material by Kimberly-Clark. Under the contract for its continued operation, we essentially invoice Kimberly-Clark the actual costs of operating the machine, including allocations of indirect and fixed overhead costs. While the current term of the contract was scheduled to expire in December 2009, Kimberly-Clark gave notice of early termination on January 27, 2006, which under the contract began an 18 month termination period for the contract now ending in August 2007. While certain of the costs currently invoiced to Kimberly-Clark can be eliminated, we may be unable to eliminate a portion of the approximately $2 million of indirect and fixed overhead costs that are currently absorbed by that operation. As a result, we have begun to evaluate the operational and financial impact that the Kimberly-Clark contract termination, as well as recent changes in tobacco-related paper customer sales volume forecasts and lack of profitability for certain commercial and industrial paper grades produced at the Lee Mills might have on its operations. While we are still evaluating broader restructuring options, we decided in late February 2006 to transfer the production volume from one plug wrap paper machine to another currently under-utilized Lee Mills plug wrap paper machine and to commence accelerated depreciation on the affected equipment. For more information regarding the Lee Mills operational changes and the potential ramifications, see Property, Plant and Equipment Valuation in the Critical Accounting Policies and Estimates section below.

Credit Agreement

On January 26, 2006, we entered into Amendment No. 4 to the Credit Agreement dated as of January 31, 2002, or the Amendment (see Note 3 of the Notes to Consolidated Financial Statements). This Amendment is among Schweitzer-Mauduit International, Inc., Schweitzer-Mauduit France S.A.R.L, a French corporation, and a group of banks led by Société Générale as agent for the banks. Under the Amendment, we renewed our 364-day revolving credit facility under the Credit Agreement, extending these facilities from January 26, 2006 to January 25, 2007. This Amendment also decreased the applicable margin with respect to certain amounts available to us under the 364-Day Revolvers.

Phillip Morris Supply Agreement

On December 22, 2005, we announced that we had reached an agreement with Philip Morris USA Inc. to continue our strategic supply agreement for fine papers. The term of the agreement is from January 1, 2006 to December 31, 2008. The strategic supply agreement continues our ongoing supply of tobacco-related papers to Philip Morris USA Inc. Our 2 companies have been operating under a strategic supply agreement since January 1, 1993.

China Joint Venture

In July 2005, we announced execution of an agreement to form a joint venture to produce tobacco-related papers in China. The joint venture would build a new state-of-the-art paper mill, with 2 paper machines producing cigarette paper and porous plug wrap in partnership with the CNTC, which is the principal operating company under China’s STMA. CNTC and SM-China would each own 50 percent of the joint venture.

The new mill would have an annual capacity of approximately 18,000 metric tons and will be located near Jiangmen, in the Guangdong province. A 2 year construction period is anticipated, with the mill expected to begin production in the first quarter of 2008. Project spending, including capital expenditures and working capital requirements, is expected to total approximately $100 million, with each joint venture participant sharing equally in the investment. PdM would provide technical support and project management. The joint venture is subject to obtaining project financing and various governmental approvals.

Philippines Acquisition

On June 30, 2005, PDM Philippines Industries, Inc., a wholly-owned indirect subsidiary and an affiliated company, acquired the tobacco-related paper manufacturing assets of KCPI, a Philippines company and associated land and water rights. The acquired assets included buildings, production equipment and related utilities, support assets and inventories. The total acquisition cost was $11.9 million, funded through existing bank lines of credit. The impact of this acquisition on the accompanying consolidated financial statements was not significant.

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

Lower Ignition Propensity Cigarettes

During 2005, Canada implemented a requirement for lower cigarette ignition propensity properties for all cigarettes manufactured or imported into Canada on or after October 1, 2005. Accordingly, a full year of sales of these products in Canada is expected during 2006. In addition, the States of Vermont and California enacted legislation that requires the sale of lower ignition propensity cigarettes effective in May 2006 and January 2007, respectively. We expect to begin supporting the Vermont and California requirements during the second and fourth quarters of 2006, respectively.

Industry Trends

Consistent with recent historical trends, worldwide cigarette consumption is expected to increase at a rate of approximately one-half to one percent per year. The anticipated decline in the production of cigarettes in developed countries is expected to be more than offset by increased cigarette production in developing countries that currently represent approximately 70 percent of worldwide cigarette production. Age demographics and expected increases in disposable income will support the increased consumption of cigarettes in developing countries. In addition, the litigation environment is different in most foreign countries compared with the United States, having less of an impact on the pricing of cigarettes, which, in turn, affects cigarette consumption. Cigarette production in the United States is expected to continue to decline as a result of lower cigarette exports and a decline in domestic cigarette consumption caused by increased cigarette prices, health concerns and public perceptions. As well, cigarette consumption has declined in western Europe following recent tax increases on cigarette sales.

The cigarette paper market in western Europe has become more competitive, with pressure on both sales volumes and selling prices, caused by reduced cigarette consumption in several large European markets and new cigarette paper manufacturing capacity that was added in western Europe in mid-2004.

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

Based on these trends, we expect worldwide demand for tobacco-related papers and reconstituted tobacco leaf products to continue to increase, with a shift from developed countries to developing countries. As a result, we are increasing some of our production capacity in developing countries such as Brazil, the Philippines and Indonesia.

Critical Accounting Policies and Estimates

Our accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported and disclosure of contingencies. Following are 4 critical accounting matters, which are very important to the portrayal of our financial condition and results and required management’s most difficult, subjective or complex judgments. We discussed with the Audit Committee of the Board of Directors the estimates and judgments made for each of these items and our accounting for and presentation of these items in the accompanying financial statements. The accounting for these matters was based on current facts and circumstances which, in our judgment, hold potential for change which could affect our future estimates such that future financial results could differ materially from financial results based on management’s current estimates.

Our critical accounting policies and estimates arise in conjunction with the following:

•       income tax expense and accruals

•       pension benefits expense and accruals

•       litigation contingencies

•       property, plant and equipment valuation

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

We record and maintain income tax valuation allowances as necessary to reduce deferred tax assets to an amount which is estimated more likely than not to be realizable in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” We have available net operating loss carryforwards, excess foreign tax credit carryforwards, alternative minimum tax credit carryforwards and other various tax credits in the jurisdictions in which we operate, for which we have recorded deferred tax assets totaling $27.1 million as of December 31, 2005. Certain of these potential future benefits are not expected to be utilized in a manner beneficial to our financial results prior to their expiration. As a result, as of December 31, 2005, we have $5.3 million of valuation allowances against certain of the deferred tax assets, as follows (dollars in millions):

	Total Asset	Valuation Allowance	Net Asset
Net operating loss carryforwards	$18.4	$(2.5)	$15.9
Foreign tax credit carryforwards	3.1	(1.5)	1.6
Federal research and U.S. states tax credit carryforwards	2.7	(1.3)	1.4
Federal AMT credit carryforwards	2.9	—	2.9
	$27.1	$(5.3)	$21.8

Under current tax laws governing jurisdictions in which we have net operating loss carryforwards, or NOLs, remaining NOLs in France and Brazil carry forward indefinitely and NOLs in Spain expire 10 years subsequent to the year generated. We expect sufficient future taxable income in France and Brazil to fully utilize the respective French and Brazilian NOLs, which carry forward indefinitely and for which no valuation allowances have been recorded as of December 31, 2005. The remaining NOLs at December 31, 2005 in Spain will fully expire in 2015 if not utilized against taxable income in Spain. Valuation allowances related to NOLs in Spain totaled $2.5 million as of December 31, 2005, fully reserving the related deferred tax asset in Spain, since we believe that it is reasonably likely that we will not generate taxable income in Spain prior to the expiration of these NOLs, as SM-Spain only functions as the primary foreign investment holding company for us.

We receive credits in our U.S. federal income tax return for income taxes paid in foreign jurisdictions. Income from foreign sources, including dividend income paid from foreign subsidiaries, is included in taxable income of the U.S. parent. In some cases, the amount of credits realized in the tax return is more or less than the tax owed on the foreign source income. When the amount of credits exceeds the amount of taxes owed on that foreign source income, foreign tax credit carryforwards are generated. When the credits are less than the tax owed, unexpired credit carryforwards from prior years can be utilized in certain circumstances. These circumstances are dependent upon both foreign source and domestic taxable income. Due to the recent low level of the U.S. business unit’s profitability, we have implemented certain income tax elections to accelerate taxable income or to delay deductions in order to maintain positive domestic taxable income or to minimize a domestic taxable loss (e.g. our election to capitalize research costs in the year incurred for U.S. income tax purposes and amortize over a 10 year life, as opposed to taking the income tax deduction in the year incurred). However, many such actions cannot be repeated in future years and certain of those elections may make it more difficult to have positive domestic taxable income in future periods. The profitability of our U.S. business operations must improve to provide us an opportunity to utilize foreign tax credit carryforwards in the future in a manner that will be beneficial to our financial results. However, the American Jobs Creation Act of 2004 increased the carryforward period of foreign tax credits from 5 to 10 years. Based on this extension of the carryforward period, together with the current and forecasted profitability of our U.S. business operations and the requirements of the foreign source income and credit calculations, we currently believe that we will partially utilize the foreign tax credit carryforwards in an earnings beneficial manner prior to their expiration and, therefore, we have partially reserved these deferred tax assets as of December 31, 2005 with $1.5 million of valuation allowances, reducing the net deferred tax asset to an amount that we estimate we will be able to realize. We regularly update our estimates of domestic taxable income in order to evaluate whether the facts and circumstances have changed such that we must change our valuation allowances on these deferred tax assets.

Likewise, our carryforwards of federal research credits and U.S. state tax credits require applicable taxable income in the respective tax returns in order to be utilized prior to their expirations. We expect that we will be able to fully utilize our federal research credits, which have a 20 year carryforward period, prior to their expiration. However, we do not currently expect sufficient future taxable income in our U.S. state income tax returns to be able to utilize all of our state tax credits prior to their expiration, primarily in New York and New Jersey, where the carryforward periods are 15 and 7 years, respectively, and credit utilization is limited to 50 percent of the income tax liability. As a result, we have $1.3 million of valuation allowances reducing our deferred tax assets to amounts that we estimate we will be able to realize. We regularly update these estimates in order to evaluate whether the facts and circumstances have changed such that we must change our valuation allowances on these deferred tax assets.

Under current U.S. tax law, federal alternative minimum tax, or AMT, credit carryforwards have no expiration. We believe that profitability will improve in our U.S. operations in future years. Since the federal AMT credit carryforwards have no expiration, we believe it is more likely than not that we will be able to realize the full benefit of these credits in future years, and thus we do not believe any valuation allowance against these deferred tax assets is appropriate as of December 31, 2005.

In summary, of our valuation allowances at December 31, 2005, $2.5 million relates to NOLs in Spain, $1.5 million relates to foreign tax credit carryforwards for purposes of U.S. federal income taxes and $1.3 million relates to U.S. state credits. We do not expect to generate taxable income in Spain prior to expiration of NOLs in that jurisdiction. The $1.5 million related to foreign tax credits and the $1.3 million related to state tax credits are dependent upon taxable income in the United States. We do anticipate increased profitability in the United States in the future, but not in sufficient enough amounts to fully realize these deferred tax assets in a beneficial manner prior to the expiration of the underlying credits. It is possible that our estimates of future profitability in the United States could change from our current estimates based on business results or actions taken by us which effect taxable income. While we do not currently believe it is likely that a material change will occur, it is possible that changes in these factors, changes in the level of foreign source income or a change in the likelihood of foreign tax credit utilization in an earnings beneficial manner, could result in an adjustment of our valuation allowances in future periods. Due to the number of uncertain factors and the complexities of the calculations, it is not possible to reasonably estimate what future impact could occur.

While we believe it is more likely than not that we will be able to realize the $21.8 million of estimated net deferred income tax benefits, it is possible that the facts and circumstances on which our estimates and judgments are based could change, which could result in additional income tax expense in the future to increase the associated valuation allowances. However, we continue to evaluate possible methods to favorably utilize those assets that are reserved and, therefore, it is also possible that changes in the facts and circumstances on which our estimates and judgments are based could benefit us in the future by some of the $5.3 million of deferred tax assets reserved as of December 31, 2005.

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

In July 2005, the decision was made and communicated to all affected U.S. salaried employees that benefits related to our defined benefit pension plan in the United States will be frozen as of December 31, 2005. This action is expected to reduce our annual pension expense and pension fund contribution requirements. The plan has not been terminated and benefits accrued as of December 31, 2005 will continue to be paid in accordance with the plan terms. Allowable employee contributions and our employer matching percentage for our defined contribution, or 401(k), plan are being modified to partially offset the resulting salaried employee pension benefit reduction.

Our U.S. employee pension plans accounted for approximately 70 percent of our total pension plan assets and total accumulated benefit obligations, as of December 31, 2005.

The table below shows the assumptions that we used and will use to calculate U.S. pension expenses for the years shown:

	2006	2005	2004	2003
Discount rate	5.75%	5.75%	6.00%	6.50%
Expected long-term rate of return on plan assets	9.00	9.00	9.00	8.75
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%

The discount rates used for our determination of projected benefit obligations and accumulated benefit obligations for our U.S. employee pension plans fluctuate from year to year based on current market interest rates for high-quality fixed-income investments. We also evaluate the expected average duration of our pension obligations in determining our discount rate. The discount rate assumption is determined based on the internal rate of return for a portfolio of high quality bonds with maturities that are consistent with projected future plan cash flows. A change in the discount rate assumption of 0.25 percent would change our estimated 2006 U.S. pension expense by approximately $0.2 million.

The assumed long-term rate of return on plan assets is determined by evaluating historical and projected returns for benchmark equity and fixed income market indices as well as the projected investment mix of our pension assets. Actual rates of return (loss) earned on U.S. pension plan assets, net of expense, for each of the last 8 years, the period of time we have managed our pension assets were:

Year	Return
2005	6.4%
2004	11.7%
2003	18.3%
2002	(8.0)%
2001	(4.9)%
2000	(1.9)%
1999	14.4%
1998	20.4%

We utilized a Monte Carlo simulation analysis on the target U.S. pension asset investment mix to determine our expected return on plan assets for 2004, 2005 and 2006. For 2006, we will maintain the expected rate of return on plan assets at 9.0 percent, the same as for 2005. The current asset allocation policy of our U.S. employee pension plan targets an allocation of 65 percent in equity securities, 25 percent in fixed income securities and 10 percent in other investments. A change in the long-term rate of return on plan assets assumption of 0.25 percent would change the estimated 2006 U.S. pension expense by approximately $0.2 million.

The rate of annual compensation increase is directly related to negotiated union contracts for our U.S. hourly employees. U.S. salaried employees will not earn additional benefits for future service beginning January 1, 2006.

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

Litigation Contingencies

We evaluate contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” Accordingly, when a material loss contingency exists, we accrue an estimated loss when the likelihood that the future event or events will confirm the loss or impairment of an asset or the incurrence of a liability is probable and the amount of loss can be reasonably estimated. If no accrual is made for a material loss contingency because both of the above conditions are not met, or if an exposure to loss exists materially in excess of an accrual that is made, disclosure regarding the contingency is made when there is at least a reasonable possibility that a loss or additional loss may have been incurred. Gains that might result from resolution of contingencies are not recorded until all contingencies have been resolved, although disclosure is generally made regarding material gain contingencies.

Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, a form of value-added tax in Brazil, was assessed to SWM-B in December of 2000, or the Assessment. As of December 31, 2005, the Assessment, comprised of 2 separate assessments, totaled approximately $17.1 million, of which approximately $7.9 million is covered by an indemnification agreement with the former owner of the predecessor of

SWM-B, for a net exposure of approximately $9.2 million. In 2001, the courts granted SWM-B relief from having to bond the potential tax liability while we challenge the Assessment. In August and November 2003, the judges hearing the challenges in the State of Rio de Janeiro ruled in SWM-B’s favor in its suits to vacate the Assessment, affirming the bases of SWM-B’s legal challenges of the Assessment. While the favorable decisions by the judges with respect to the Assessment provided further support for SWM-B’s positions, these decisions were automatically appealed, as provided for under Brazilian legislation for cases involving an adverse financial outcome for the government in lower courts. In June 2004, the 1st Civil Chamber of the Court of Appeals of the State of Rio de Janeiro granted the appeal of the lower court’s decision annulling one of the assessments against SWM-B. The appellate court reached its decision based on a majority vote of the 3-judge panel, with 1 judge issuing a written dissenting opinion. Based on this dissenting opinion, in June 2004, SWM-B appealed to a different civil chamber. In March 2005, the 11th Civil Chamber of the Court of Appeals of the State of Rio de Janeiro also denied SWM-B’s appeal based on a majority vote. In June 2005, SWM-B appealed to the Superior Court of Justice and the Federal Supreme Court of Brazil. In November 2005, SWM-B filed a preliminary injunction at the Superior Court of Justice in order to prevent the enforcement of this assessment. The Superior Court of Justice granted SWM-B an order to suspend the enforcement of this assessment until the ruling of the case by the Court. With regard to the other assessment, in August 2004, the 9th Civil Chamber of the Court of Appeals of the State of Rio de Janeiro entered an order denying the State of Rio de Janeiro’s appeal of the lower court’s decision annulling this assessment against SWM-B. The State of Rio de Janeiro appealed this favorable decision to the Superior Court of Justice, which denied the appeal in August 2005. The State of Rio de Janeiro is now expected to appeal to the Federal Supreme Court of Brazil.

SWM-B continues to vigorously contest the Assessment and believes the final resolution of this matter will entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years. Our current evaluation of the matter is that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood and no reserve has been provided for this contingent liability. However, there is a reasonable possibility that SWM-B will ultimately be required to pay all or a portion of this contingent liability, which could adversely impact our future financial results or financial condition.

In February 2004, SWM-B filed suit against the State of Rio de Janeiro to recover ICMS credits previously reversed in 2000 following receipt of the Assessment. After the Assessment was filed against us, SWM-B changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of the favorable developments during 2003 mentioned above with respect to the Assessment, SWM-B petitioned the court for permission to offset approximately $1.7 million of overpaid ICMS taxes against current tax liabilities. During March 2004, the court rejected SWM-B’s claim, which decision SWM-B has appealed. Although SWM-B believes it has a reasonable chance of success in this case, no asset has been recorded for this potential recovery.

Imposto sobre Produtos Industrializados, or IPI, a form of federal value-added tax in Brazil. Schweitzer-Mauduit do Brasil v. Federal Union, Federal Regional Tribunal sitting in Rio de Janeiro, Case number 2004.51.04.000502-4 (March 5, 2004).

SWM-B instituted this action in order to recover credits on past and future purchases of raw materials that are exempt from IPI taxes or that carry an IPI tax rate of “0”. The recovery would be in the form of presumed credits that could be applied to offset other IPI tax liabilities. The action for recovery is based on the principle in Brazilian law of non-cumulative taxes. The Brazilian Supreme Court decided favorably in the case of materials with tax exemption. They considered that the acquisition of exempt material generated the right to the credit as if there was no exemption. The legal thesis would be the same for non-taxed materials and “0” taxed materials.

Independent of SWM-B’s action, the Brazilian Department of Justice has prepared a brief contesting the Supreme Court’s decisions on IPI credits, arguing for reversal on the grounds that the Supreme Court’s decisions on the IPI presumed tax credits effectively fashioned new law concerning the application of the principle of the non-cumulation of taxes and did not interpret existing law, such action being outside the jurisdiction of the court. While the government’s arguments may be well founded, it is considered unlikely that the Supreme Court will reverse itself on these recent rulings which passed with a strong majority vote of the judges. However, a number of new judges have joined the Supreme Court and there are significant social implications to the potential lost revenue for the government.

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

For further information please see “Litigation” in Part I, Item 3, “Legal Proceedings.”

Property, Plant and Equipment Valuation

Paper manufacturing, which is our primary manufacturing process, is a mature and capital intensive process. As a result, we make substantial investments in property, plant and equipment which are recorded at cost. The cost of depreciable property, plant and equipment is depreciated on the straight-line method for financial reporting purposes over the depreciable lives of the assets. Depreciable lives are based on estimates of the useful lives of the assets, that is the period over which we expect to benefit from the use of the asset. Paper machines and related equipment are not readily obsoleted and are generally depreciated over estimated useful lives of 20 years. We periodically assess the likelihood of recovering the cost of long-lived assets based on our expectation of future profitability and undiscounted cash flow of the related operations. These factors, along with management’s plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Facts and circumstances upon which management’s estimates and plans are based could change, thus the possibility exists of a material adjustment to our financial statements in the future.

As a result of current excess capacity in the tobacco-related papers industry and increased operating costs experienced in the last 12 to 24 months, particularly related to purchased energy, competitive levels of selling prices for certain of our products are not sufficient to cover those costs with a margin that we consider reasonable. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation of certain equipment. Management is evaluating how to operate our production facilities more effectively with reduced tobacco-related papers volumes. Changes are possible that might require write-offs or accelerated depreciation of some equipment and could possibly include charges for employee-related costs associated with possible downsizing activities, particularly in the United States or France.

In the United States, banded cigarette paper production assets at the Spotswood Mill are generally depreciated over estimated useful lives of 10 years, although that product, utilized in lower ignition propensity cigarettes, has not yet been widely commercialized. Certain of these assets remain underutilized and likely would otherwise be shut down except that we have a contractual commitment to stand ready to produce commercial quantities of that product for our customer. Partially offsetting the net book value of these assets is an unamortized deferred revenue which is being amortized to revenue as product is being purchased by that customer. Further, certain of the infrastructure improvements and other assets installed to be able to produce commercial quantities of banded cigarette paper would still be used by a scaled down operation even if we stopped manufacture of that product. As of December 31, 2005, the net book value of Spotswood Mill property, plant and equipment was $87 million, of which $19 million related to 10 year life banded cigarette paper specific assets and $11 million related to 3 paper machines capable of producing banded cigarette paper, but not currently in operation. As of December 31, 2005, unamortized deferred revenue was $36 million.

With the current competitive levels of selling prices for tobacco-related and other fine papers, we are evaluating to which of these products we want to continue to commit our resources. A significant portion of the products manufactured at the Lee Mills are commercial and industrial papers. Our machines that make these papers are smaller machines than those of some of our competitors in those markets. As a result, our cost of manufacture for those products can be higher than those of competitors and thus our margins lower than we desire. Due to significant inflationary cost increases during 2004 and 2005, primarily from purchased energy, labor and employee benefit costs, the Lee Mills incurred operating losses. At the Lee Mills facility, we also operate a machine that is owned by Kimberly-Clark. Ownership of the machine was retained by Kimberly-Clark in the 1995 spin-off of the Company and is operated solely for the purpose of producing a proprietary product used as an in-process material by Kimberly-Clark. Under the contract for its continued operation, we essentially invoice Kimberly-Clark the actual costs of operating the machine, including allocations of indirect and fixed overhead costs. While the current term of the contract was scheduled to expire in December 2009, Kimberly-Clark gave notice of early termination on January 27, 2006, which under the contract began an 18 month termination period for the contract now ending in August 2007. While certain of the costs currently invoiced to Kimberly-Clark can be eliminated, we may be unable to eliminate a portion of the approximately $2 million of indirect and fixed overhead costs that are currently absorbed by that operation. Management has begun to evaluate the impact that the Kimberly-Clark contract termination in August 2007, recent changes in tobacco-related paper customer sales volume forecasts and lack of profitability for certain commercial and industrial papers may have on the operations of the Lee Mills. While we are still evaluating broader restructuring options, we decided in late February 2006 to transfer the production volume from one plug wrap paper machine, currently carried at $3 million and for which accelerated depreciation of approximately $1 million will be taken during each of the next 3 years, to another currently under-utilized Lee Mills plug wrap paper machine. Additional changes are possible at Lee Mills that might require further accelerated depreciation or write-offs of some equipment and could possibly include charges for employee-related costs associated with downsizing activities. As of December 31, 2005, the net book value of Lee Mills property, plant and equipment was $25 million.

In France, a recent downturn in demand for some of our tobacco-related products has resulted from a decrease in consumption of cigarettes in certain countries as a result of increased taxes and regulations on the cigarette industry and new tobacco-related papers capacity that began operation in Europe in 2003 and 2004. This has created a very competitive pricing environment during a time of high inflationary cost increases. This downturn in demand for our products has caused us to have excess capacity and increased machine downtime at the present time. Based on these current competitive circumstances, as well as possible future implications to our existing operations, management is evaluating how to operate our production facilities in France more effectively. Although no decisions have been made, changes are possible that might require write-offs or accelerated depreciation of some equipment and could possibly include charges for employee-related costs associated with possible downsizing activities. Three small, less efficient paper machines and supporting assets currently operating at PdM have a net book value of $3 million as of December 31, 2005.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4 (“FAS 151”),” or SFAS 151. SFAS 151 amends the guidance in Accounting Research Bulletin, or ARB, No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect this new standard to have a material effect on our consolidated financial position or results of operations.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, and supersedes APB Opinion No. 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005. This statement requires companies to calculate the fair value of stock options granted to employees, and amortize that amount over the option’s vesting period as an expense through the income statement. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Share-Based Incentive Compensation” in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts for fiscal 2003 through fiscal 2005, where we used a fair-value-based method under SFAS 123 to measure compensation expense for employee stock incentive awards. The implementation of this statement will be effective beginning with our first quarter of fiscal 2006. We do not expect the impact of this new pronouncement to be significant to our results of operations.

In March 2005, the FASB issued FASB Interpretation, or FIN, No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We were required to adopt the provisions of FIN No. 47 no later than the end of our 2005 fiscal year. The adoption of this Interpretation did not have any material impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” or SFAS 154, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS 154 as of the beginning of fiscal 2006 and do not expect that the adoption of SFAS 154 will have a material impact on our consolidated financial position or results of operations.

Results of Operations

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in millions, except per share amounts)
Net Sales	$669.8	$657.5	$566.9
Cost of products sold	572.5	535.4	458.0
Gross Profit	97.3	122.1	108.9
Selling expense	24.4	27.1	23.1
Research expense	9.0	9.3	8.3
General expense	24.6	28.0	23.6
Total nonmanufacturing expenses	58.0	64.4	55.0
Operating Profit	39.3	57.7	53.9
Interest expense	6.2	3.7	2.3
Other income (expense), net	2.5	1.5	(0.2)
Income Before Income Taxes and Minority Interest	35.6	55.5	51.4
Provision for income taxes	10.4	12.1	12.0
Income Before Minority Interest	25.2	43.4	39.4
Minority interest in earnings of subsidiaries	5.8	7.0	4.9
Net Income	$19.4	$36.4	$34.5
Net Income Per Share
Basic	$1.28	$2.45	$2.34
Diluted	$1.26	$2.36	$2.28

Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

Net Sales

	2005	2004	Percent Change	Sales Volume Change
	(dollars in millions)
France	$416.0	$427.0	(2.6)%	(2.4)%
United States	215.2	196.5	9.5	3.4
Brazil	60.2	50.2	19.9	11.6
Subtotal	691.4	673.7
Intersegment	(21.6)	(16.2)
Total	$669.8	$657.5	1.9%	0.9%

We reported net sales of $669.8 million in 2005 compared with $657.5 million in 2004. The increase of $12.3 million, or 2 percent, consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$7.4	1.1%
Changes in sales volumes (acquisition)	5.9	0.9
Changes in selling price and product mix	2.3	0.4
Changes in sales volumes (internal growth)	(3.3)	(0.5)
Total	$12.3	1.9%

•       An increase of $7.4 million, or 1 percent, in net sales relating to changes in currency exchange rates. This was a direct result of a stronger Brazilian real and euro versus the U.S. dollar. The real was 21 percent stronger against the U.S. dollar, averaging 0.41 reais per dollar in 2005 as compared with 0.34 during 2004. The euro was on average 1 percent stronger versus the dollar.

•       Acquisition of the Philippine operation in June 2005 contributed $5.9 million, or 1 percent.

•       Higher average selling prices and improved product mix contributed $2.3 million. New products developed for the United States, including papers for lower ignition propensity cigarettes, allowed for net sales growth due to product mix and pricing.

•       A decrease of $3.3 million, or 1 percent, relating to changes in sales volumes. Sales volumes were flat, excluding sales of the acquired Philippine tobacco-related paper manufacturing assets.

•        Brazil experienced increased sales volumes of 12 percent, attributable largely to increased sales of both tobacco-related and commercial and industrial papers.

•        Sales volumes in the United States increased by 3 percent, with improvement in most product catagories.

•        Sales volumes of the French segment, excluding the Philippines, decreased 4 percent, primarily as a result of lower tobacco-related paper and RTL sales in France.

Sales of tobacco-related products accounted for 92 percent of net sales for the year ended December 31, 2005, compared with 93 percent in the prior year.

The U.S. segment realized increased net sales of $18.7 million, or 10 percent, compared with 2004. Net sales of the U.S. segment increased as a result of increased volumes and higher average selling prices, due to a more favorable mix of products sold and a partial recovery of inflationary cost increases. The U.S. business continued to produce and sell cigarette paper for lower ignition propensity cigarettes. A law that implemented fire safety standards for cigarettes sold in the State of New York took effect in June 2004 and a similar law became effective in Canada on October 1, 2005.

Brazil realized an increase in net sales of $10.0 million, or 20 percent, compared with 2004. The Brazilian segment’s sales increase was primarily due to increased sales volumes of tobacco-related and commercial and industrial papers and favorable currency exchange rate impacts.

French segment net sales declined $11.0 million, or 3 percent, from 2004 to 2005. The impact of the decrease in existing business sales volumes and lower average selling prices were partially offset by sales from the acquired Philippine tobacco-related paper manufacturing assets and favorable currency exchange rate impacts.

Operating Expenses

				Percent	Percent of Net Sales
	2005	2004	Change	Change	2005	2004
	(dollars in millions)
Net Sales	$669.8	$657.5	$12.3	1.9%
Cost of products sold	572.5	535.4	37.1	6.9	85.5%	81.4%
Gross Profit	$97.3	$122.1	$(24.8)	(20.3)%	14.5%	18.6%

The decline in our gross profit margin was largely related to increased purchased energy, purchased materials, wood pulp, employee benefits and labor expenses, with minimal compensating increases in selling prices. Inflationary cost increases unfavorably impacted operating expenses by $24.9 million during the year. Purchased energy costs increased $12.3 million compared with full year 2004, with higher costs experienced in all business units. Inflationary increases for purchased materials other than wood pulp had an unfavorable impact of $7.5 million, driven largely by increased chemical costs. Higher labor rates increased manufacturing expenses by $3.1 million. The U.S. list price of northern bleached softwood kraft pulp, a bell-weather pulp grade, increased from an average market list price of $640 per metric ton in 2004 to $650 per metric ton in 2005, a 2 percent increase. Year-over-year, higher per ton wood pulp costs had an unfavorable impact of $2.0 million. Inflationary cost increases were partially offset by improved mill operations and lower start-up expenses. Start-up costs totaling $0.8 million were incurred during 2005 related to the start-up of paper manufacturing equipment in Brazil and the United States, while pre-operating and  start-up costs of $3.7 million were incurred related to rebuilt or new paper machines in the United States, Brazil and France in 2004.

Nonmanufacturing Expenses

				Percent	Percent of Net Sales
	2005	2004	Change	Change	2005	2004
	(dollars in millions)
Selling expense	$24.4	$27.1	$(2.7)	(10.0)%	3.6%	4.1%
Research expense	9.0	9.3	(0.3)	(3.2)	1.4	1.4
General expense	24.6	28.0	(3.4)	(12.1)	3.7	4.3
Nonmanufacturing expenses	$58.0	$64.4	$(6.4)	(9.9)%	8.7%	9.8%

Nonmanufacturing expenses were $6.4 million, or 10 percent, lower than in 2004, primarily due to decreases in general and selling expenses. Lower general expenses of $3.4 million included lower salaried employee compensation expenses. The $2.7 million decrease in selling expense was largely associated with lower sales volumes in France. Nonmanufacturing expenses in 2004 included $1.2 million of Paris, France office closure expenses.

Operating Profit

			Percent	Return on Net Sales
	2005	2004	Change	2005	2004
	(dollars in millions)

France	$44.6	$60.1	(25.8)%	10.7%	14.1%
United States	(0.7)	0.9	N.M.	(0.3)	0.5
Brazil	0.6	4.5	(86.7)	1.0	9.0
Subtotal	44.5	65.5
Unallocated expenses	(5.2)	(7.8)
Total	$39.3	$57.7	(31.9)%	5.9%	8.8%

N.M.       Not Meaningful

Operating profit was $39.3 million for 2005, an $18.4 million, or 32 percent, decrease from $57.7 million in 2004. Operating profit in 2005 was unfavorably affected by the mix of products sold, unfavorable currency impacts of $3.6 million and increased purchased energy, wood pulp, purchased materials, employee benefits and labor expenses. Inflationary cost increases unfavorably impacted operating expenses by $24.9 million during the year. These negative factors were partially offset by improved mill operations and $6.4 million of lower nonmanufacturing expenses. During 2004, $1.2 million of Paris, France office closure expenses were incurred in addition to $3.7 million of pre-operating and start-up costs related to rebuilt or new paper machines in the United States, Brazil and France. Start-up costs totaling $0.8 million were incurred during 2005 related to the start-up of paper manufacturing equipment in Brazil and the United States.

The French segment’s operating profit was $44.6 million in 2005, which was a decrease of $15.5 million, or 26 percent, from the $60.1 million realized in 2004. The decrease was primarily due to:

•       Inflationary cost increases accounting for $12.7 million, with increased purchased energy, purchased materials and labor expenses

•       Lower average selling prices, reflecting challenging market conditions.

•       Lower production and sales volumes, for both tobacco-related papers and reconstituted tobacco leaf products.

These declines were partially offset by:

•       Improved mill operations.

•       Lower nonmanufacturing expenses, including the absence of $1.2 million of Paris, France office closure expenses.

The U.S. business unit had a $0.7 million operating loss during 2005, $1.6 million worse than the $0.9 million operating profit in 2004. This decrease was related to:

•       Increased purchased energy, purchased materials, wood pulp, employee benefit and labor expenses. Inflationary cost increases totaled $10.1 million.

•       Losses of $3.5 million associated with the cigarette paper booklets operation which was shut down in the fourth quarter, 2005.

These unfavorable items were partially offset by:

•       Higher average selling prices and an improved mix of products sold.

•       Reduced pre-operating and start-up costs that totaled $2.9 million in 2004 versus $0.4 million in 2005 related to the operation of a rebuilt cigarette paper machine at the Spotswood mill and a rebuilt tipping paper machine at the Lee mill.

•       Lower nonmanufacturing expenses.

Brazil’s operating profit decreased by $3.9 million, or 87 percent, from $4.5 million in 2004 to $0.6 million in 2005. This decrease was related to:

•       The stronger Brazilian real versus the U.S. dollar, which had an unfavorable currency impact of $4.1 million.

•       Inflationary cost increases including purchased energy, chemicals and wood pulp.

•       Lower average selling prices.

These unfavorable items were partially offset by:

•       Higher production and sales volumes.

Non-Operating Expenses

Interest expense was $2.5 million higher during 2005 compared with the prior year because of increased debt levels and higher interest rates. The weighted average effective interest rates on our long-term revolving debt facilities were 3.7 percent in 2005 and 2.4 percent in 2004.

Other income (expense), net in both 2005 and 2004, included interest income, royalty income and foreign currency transaction gains and losses. Other income of $2.5 million in 2005 was favorable compared with other income of $1.5 million in 2004. This difference was primarily a result of a favorable business tax case settlement in Brazil and a gain on the sale of property in Indonesia.

Income Taxes

Provision for income taxes reflected an effective income tax rate of 29 percent for 2005 compared with 22 percent for 2004. The comparison was impacted by adjustments in 2005 and 2004 to valuation allowances against deferred income tax assets. Additional 2005 income tax provision of $1.6 million resulted from the effects of a domestic loss in 2005 on foreign tax credit carryforwards, the benefit of which is not currently expected to be fully realized prior to expiration of the tax credits. In 2004, we made favorable adjustments to valuation allowances recorded against deferred income tax assets as a result of realization of foreign tax credit carryforwards utilized in our 2003 U.S. federal income tax return and changes in our expectations as to the realization of such assets in 2004 and beyond due to changes in estimates of our U.S. income tax situation and an increase in the carryforward period of foreign tax credits from 5 years to 10 years provided in the American Jobs Creation Act of 2004. Additionally, we recorded income tax benefits from a decrease in the French statutory corporate income tax rate enacted in 2004, which decreased from 35.3 percent for 2004 to 34.8 percent in 2005 and 34.3 percent in 2006 and beyond, that reduced the net deferred income tax liability, and from the recovery of prior-year taxes in France related to a favorable court ruling. The total of these items reduced the provision for income taxes, benefiting 2004 net income by $3.2 million.

Minority Interest

Minority interest decreased to $5.8 million from $7.0 million in 2004. This $1.2 million, or 17 percent, decrease was directly related to lower profitability at LTRI, a French subsidiary, which produces reconstituted tobacco leaf products and has a 28 percent minority owner.

Net Income and Earnings Per Share

Net income for 2005 was $19.4 million, a 47 percent decrease compared with net income of $36.4 million in 2004. Diluted earnings per share also decreased by 47 percent to $1.26 compared with diluted earnings per share of $2.36 for the prior year.

Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

Net Sales

	2004	2003	Percent Change	Sales Volume Change
	(dollars in millions)
France	$427.0	$352.9	21.0%	14.0%
United States	196.5	183.1	7.3	(2.1)
Brazil	50.2	44.9	11.8	9.5
Subtotal	673.7	580.9
Intersegment	(16.2)	(14.0)
Total	$657.5	$566.9	16.0%	9.5%

We reported net sales of $657.5 million in 2004 compared with $566.9 million in 2003. The increase of $90.6 million, or 16 percent, consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$30.1	5.3%
Changes in sales volumes (internal growth)	27.2	4.8
Changes in selling price and product mix	26.1	4.6
Changes in sales volumes (acquisition)	7.2	1.3
Total	$90.6	16.0%

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

The U.S. segment realized increased net sales of $13.4 million, or 7 percent, compared with 2003. Net sales of the U.S. segment increased as a result of increased selling prices, due to a partial recovery of inflationary cost increases, and a more favorable mix of products. In the Spotswood mill, the U.S. business continued to produce and sell cigarette paper for lower ignition propensity cigarettes. A law that implemented fire safety standards for cigarettes in the State of New York took effect on June 28, 2004. Since that date, all cigarettes sold in New York are required to be capable of meeting a test standard of self-extinguishing at least 75 percent of the time when they are not being smoked. This new law positively impacted the sales volume of cigarette paper for lower ignition propensity cigarettes.

Brazil realized an increase in net sales of $5.3 million, or 12 percent, compared with 2003. The Brazilian segment’s sales increase was primarily due to increased sales volumes of tobacco-related papers, partially offset by decreased sales volumes of commercial and industrial papers.

Operating Expenses

				Percent	Percent of Net Sales
	2004	2003	Change	Change	2004	2003
	(dollars in millions)
Net Sales	$657.5	$566.9	$90.6	16.0%
Cost of products sold	535.4	458.0	77.4	16.9	81.4%	80.8%
Gross Profit	$122.1	$108.9	$13.2	12.1%	18.6%	19.2%

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

Nonmanufacturing Expenses

				Percent	Percent of Net Sales
	2004	2003	Change	Change	2004	2003
	(dollars in millions)
Selling expense	$27.1	$23.1	$4.0	17.3%	4.1%	4.1%
Research expense	9.3	8.3	1.0	12.0	1.4	1.4
General expense	28.0	23.6	4.4	18.6	4.3	4.2
Nonmanufacturing expenses	$64.4	$55.0	$9.4	17.1%	9.8%	9.7%

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

Operating Profit

			Percent	Return on Net Sales
	2004	2003	Change	2004	2003
	(dollars in millions)
France	$60.1	$53.6	12.1%	14.1%	15.2%
United States	0.9	2.0	(55.0)	0.5	1.1
Brazil	4.5	5.2	(13.5)	9.0	11.6
Subtotal	65.5	60.8
Unallocated expenses	(7.8)	(6.9)
Total	$57.7	$53.9	7.1%	8.8%	9.5%

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

These unfavorable items were partially offset by:

•       Higher production and sales volumes.

•       Lower nonmanufacturing expenses.

Non-Operating Expenses

Interest expense was $1.4 million higher during 2004 compared with the prior year because of increased debt levels, which have supported our recent capital projects and increased working capital requirements. The weighted average effective interest rates on our long-term revolving debt facilities were approximately 2.5 percent in both 2004 and 2003.

Other income (expense), net in both 2004 and 2003, consisted primarily of interest income, royalty income and foreign currency transaction gains and losses. Other income of $1.5 million in 2004 was favorable compared with other expense of $0.2 million in 2003. This difference was primarily a result of foreign currency transaction gains in 2004 compared with foreign currency transaction losses in 2003.

Income Taxes

Provision for income taxes reflected an effective income tax rate of 22 percent for 2004 compared with 23 percent for 2003. In 2004, we made favorable adjustments to valuation allowances recorded against deferred income tax assets as a result of realization of foreign tax credit carryforwards utilized in our 2003 U.S. federal income tax return and changes in our expectations as to the realization of such assets in 2004 and beyond due to changes in estimates of our U.S. income tax situation and an increase in the carryforward period of foreign tax credits from 5 years to 10 years provided in the American Jobs Creation Act of 2004. Additionally, we recorded income tax benefits from a decrease in the French statutory corporate income tax rate enacted in December 2004, which decreased from 35.3 percent for 2004 to 34.8 percent in 2005 and 34.3 percent in 2006 and beyond, that reduced the net deferred income tax liability, and from the recovery of prior-year taxes in France related to a favorable November 2004 court ruling. The total of these items reduced the provision for income taxes, benefiting 2004 net income by $3.2 million.

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

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the pricing for our products, mix of products sold, cost increases and changes in working capital.

Cash Requirements

At December 31, 2005, we had net operating working capital of $94.3 million and cash and cash equivalents of $5.1 million, compared with net operating working capital of $73.4 million and cash and cash equivalents of $4.5 million at December 31, 2004. Changes in these amounts include the impacts of changes in currency exchange rates which are not included in the changes in operating working capital presented on the Consolidated Statements of Cash Flow. The increase in net operating working capital was primarily a result of decreased accounts payable and accrued expenses, higher inventories and accounts receivable and the impact of currency exchange rate changes. Based upon our existing cash and operating working capital levels, expected operating cash flows and capital spending, and availability of borrowings under our Credit Agreement and other credit facilities, we believe we have the necessary financial resources to satisfy our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in millions)
Net income	$19.4	$36.4	$34.5
Non-cash items included in net income
Depreciation and amortization	39.5	36.5	30.7
Amortization of deferred revenue	(7.4)	(5.7)	(6.0)
Deferred income tax provision	1.9	2.1	4.2
Minority interest in earnings of subsidiaries	5.8	7.0	4.9
Other items	(6.5)	1.6	(4.3)
Net changes in operating working capital	(14.6)	(21.2)	1.6
Cash Provided by Operations	$38.1	$56.7	$65.6

Net cash provided by operations was $38.1 million, $56.7 million and $65.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our cash provided by operations decreased $18.6 million during the year ended December 31, 2005 as compared with the year ended December 31, 2004. This decrease was primarily due to a decline in net income of $17.0 million. Our cash provided by operations decreased $8.9 million during the year ended December 31, 2004 as compared with the year ended December 31, 2003. This decrease was primarily due to unfavorable net changes in operating working capital. Depreciation and amortization increased $3.0 million during the year ended December 31, 2005 as compared with the year ended December 31, 2004 due to capital expenditures and accelerated depreciation on cigarette paper booklet assets in the United States and paper machine assets in France. Other items changed by $8.1 million due to increased pension funding during 2005 versus 2004.

Prior to 2003, our cash provided by operations included advanced payments from customers for future product purchases. We recorded these advance payments as deferred revenue, which is being amortized into net sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of product sales. At the current level of expected volumes, the deferred revenue balance is expected to be fully amortized by December 31, 2011.

Operating Working Capital

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in millions)
Changes in operating working capital
Accounts receivable	$(11.8)	$2.3	$(9.7)
Inventories	(5.5)	(15.4)	(7.8)
Prepaid expenses	(4.0)	0.2	1.2
Accounts payable	(2.1)	(1.6)	14.5
Accrued expenses	3.4	(3.0)	9.2
Accrued income taxes	5.4	(3.7)	(5.8)
Net changes in operating working capital	$(14.6)	$(21.2)	$1.6

In 2005, changes in operating working capital contributed unfavorably to cash flow by $14.6 million due to higher accounts receivable and inventories, partially offset by higher accrued income taxes. The higher accounts receivable were due to increased sales, in part related to the Philippines acquisition and a change in customer mix in France and Brazil. Inventories were higher at year-end 2005 compared with 2004 due to increased finished goods in France. During 2005, we occasionally sold receivables without recourse to improve liquidity and shorten the collection cycle when it was economical to do so.

In 2004, changes in operating working capital contributed unfavorably to cash flow by $21.2 million due primarily to higher inventories and accrued liabilities. Inventories were higher at year-end 2004 compared with 2003 due to increased raw material inventory levels and prices. In 2003, changes in operating working capital contributed favorably to cash flow by $1.6 million due primarily to higher accounts payable and accrued expenses, largely offset by higher accounts receivable and inventories.

Cash Flows from Investing Activities

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in millions)
Capital spending	$(18.8)	$(46.7)	$(92.0)
Capitalized software costs	(1.0)	(2.2)	(3.9)
Acquisitions, net of cash acquired	(11.9)	(8.4)	—
Other	(5.0)	1.0	(3.6)
Cash Used for Investing	$(36.7)	$(56.3)	$(99.5)

Cash used for investing activities in 2005 was below prior-year levels and reflected lower capital spending due to the completion of the new cigarette paper machine in Brazil, paper machine modifications in the

United States and a new reconstituted tobacco leaf production line in France that accounted for the higher capital spending in 2003 and 2004. Our operations also require capital expenditures for improvements to existing facilities in order to continue to meet customer requirements. In 2005 and 2004, $11.9 million and $8.4 million were spent to acquire tobacco-related paper manufacturing assets in the Philippines and a tobacco-related paper manufacturer in Indonesia, respectively.

Capital Spending

The following table summarizes capital spending by major project and year (dollars in millions):

	For the Years Ended December 31,
	2005	2004	2003
RTL expansion project	$—	$7.2	$63.0
Cigarette paper manufacturing strategy	0.8	13.6	2.9
Subtotal	0.8	20.8	65.9
Other capital projects	18.0	25.9	26.1
Total capital spending	$18.8	$46.7	$92.0

Capital spending for our major strategic projects is behind us. Spending for the new cigarette paper manufacturing strategy, which included rebuilt or new cigarette paper manufacturing equipment in both the United States and Brazil, was completed in 2005.

RTL expansion project.   In April 2002, we announced that a project was authorized to install a new RTL production line at the Spay, France mill of LTRI, our 72 percent indirectly-owned French subsidiary. This project required $79.1 million of capital expenditures and provided for a third RTL production line and supporting equipment with annual production capacity of approximately 33,000 metric tons, which increased the total annual production capacity at the Spay mill to approximately 80,000 metric tons, dependent upon the production mix. Work began on the project during the second quarter of 2002 and the new production line began operation during the fourth quarter of 2003. Capital spending for the project totaled $7.2 million in 2004 and $63.0 million in 2003. Funding for the project came from internally generated funds and existing bank credit facilities.

Cigarette paper manufacturing strategy.   In April 2003, we announced a new cigarette paper manufacturing strategy. In support of this strategy, $12.7 million of capital was spent to add cigarette paper manufacturing capacity at our mill in Brazil and $4.6 million of capital spending was incurred to rebuild a cigarette paper machine at our Spotswood mill. These capital projects were completed in 2005. Funding for this capital spending came from our internally generated funds and existing bank credit facilities. These projects are providing improved product quality and productivity and will facilitate our global sourcing of customers’ requirements in order to take better advantage of our low-cost production capabilities, thereby improving our overall profitability.

Other capital spending.   In addition to the cigarette paper manufacturing strategy, capital spending in 2005 included:

•       $1.5 million toward a second electrical perforator for cigarette paper in Saint-Girons, France.

Other capital spending in 2004 included:

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

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada. For these purposes, we incurred total capital expenditures of $1 million in 2005, and anticipate that we will spend approximately $1 million in 2006 and $2 million 2007, of which no material amount is the result of environmental fines or settlements. Including expenditures associated with environmental matters, as of December 31, 2005, we had unrecorded outstanding commitments for capital expenditures of $0.4 million.

We currently expect our capital spending to be approximately $20 to $25 million in 2006. We expect to finance these capital expenditures with internally generated funds.

Acquisitions

In July 2005, we announced execution of an agreement to form a joint venture to produce tobacco-related papers in China. The joint venture would build a new state-of-the-art paper mill, with 2 paper machines producing cigarette paper and porous plug wrap in partnership with CNTC, which is the principal operating company under China’s STMA. CNTC and SM-China would each own 50 percent of the joint venture.

The new mill would have an annual capacity of approximately 18,000 metric tons and will be located near Jiangmen, in the Guangdong province. A 2 year construction period is anticipated, with the mill expected to begin production in the first quarter of 2008. Project spending, including capital expenditures and working capital requirements, is expected to total approximately $100 million. The joint venture is expected to have a capital structure of roughly one-third equity and two-thirds debt and will obtain its own debt through local bank financing. Each joint venture participant will share equally in the equity contributions. PdM will provide technical support and project management. The joint venture is subject to obtaining project financing and various governmental approvals. The joint venture was authorized by the government, incorporated and obtained its business license in December 2005.

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

Cash Flows from Financing Activities

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in millions)
Cash dividends paid to SWM stockholders	$(9.1)	$(8.9)	$(8.9)
Cash dividends paid to minority owners	(3.6)	(3.8)	(10.4)
Net changes in debt	6.0	13.0	44.4
Purchases of treasury stock	(1.0)	(8.0)	(5.1)
Proceeds from exercise of stock options	6.9	7.9	1.1
Cash Provided by (Used for) Financing	$(0.8)	$0.2	$21.1

Financing activities during 2005 included borrowings of $11.9 million and repayments totaling $5.9 million for a net increase in debt of $6.0 million. The increased debt was used to fund capital expenditures and the acquisition of the Philippines tobacco-related paper manufacturing assets. Other 2005 financing activities included dividends paid to SWM stockholders and minority owners. Purchases of treasury stock declined due to various factors, including stock price, strategic opportunities and cash availability. Proceeds from stock option exercises declined from the prior-year level.

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

On January 26, 2006, we announced that the Board of Directors had declared a quarterly cash dividend of $0.15 per share of common stock. The dividend will be payable on March 13, 2006 to stockholders of record on February 13, 2006.

Cash dividends paid to minority owners primarily relate to the minority owners’ share of dividends paid by LTRI, our 72 percent indirectly-owned French subsidiary. The 2003 amount of $10.4 million was the total of two such dividends paid by LTRI in 2003, since no dividend was paid by LTRI in 2002. The 2005 and

2004 amounts of $3.6 million and $3.8 million, respectively, were paid by LTRI in the second quarter of each year.

Debt Instruments and Related Covenants

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in millions)
Changes in short-term debt	$7.7	$—	$13.1
Proceeds from issuances of long-term debt	4.2	24.6	48.0
Payments on long-term debt	(5.9)	(11.6)	(16.7)
Net changes in debt	$6.0	$13.0	$44.4

Bank credit facilities.   On January 31, 2002, we entered into an unsecured credit agreement with a group of banks, or the Credit Agreement, providing 5-year and 364-day revolving loan facilities. Under the Credit Agreement, as of December 31, 2005, the U.S. parent and SMF, had 5-year and 364-day revolving loan facilities available totaling up to 58 million euros (or $68.7 million using the December 31, 2005 currency exchange rate), or the Euro Credit Facility, and we had 5-year and 364-day revolving loan facilities available totaling up to $60.0 million, or the U.S. Credit Facility and, together with the Euro Credit Facility, the Credit Facilities.

As of December 31, 2005, the Euro Credit Facility consisted of a 5-year revolving credit facility in the amount of up to 50 million euros (or $59.2 million using the December 31, 2005 currency exchange rate), or the 5-Year Euro Revolver, and a renewable 364-day revolving credit facility in an amount of up to 8 million euros (or $9.5 million using the December 31, 2005 currency exchange rate), or the 364-Day Euro Revolver. The U.S. parent guarantees borrowings by SMF under the Euro Credit Facility. The U.S. parent also has the ability to borrow under the Euro Credit Facility, although we do not currently anticipate doing so.

As of December 31, 2005, the U.S. Credit Facility consisted of a 5-year revolving credit facility in the amount of up to $45.0 million, or the 5-Year U.S. Revolver, and, together with the 5-Year Euro Revolver, the 5-Year Revolvers, and a renewable 364-day revolving credit facility available to us in an amount of up to $15.0 million, or the 364-Day U.S. Revolver and, together with the 364-Day Euro Revolver, the 364-Day Revolvers. The terms of the Credit Agreement provide us with flexibility to utilize cash balances to pay down the 5-Year Revolvers and subsequently draw on those facilities again when needed.

As of December 31, 2005, we had $14.5 million available for additional borrowing under our 364-Day Revolvers in the United States and France. Additionally, as of December 31, 2005, we had $35.5 million still available under our 5-Year Revolvers, all of which was in the 5-Year Euro Revolver, for which no principal payments would be required until maturity on January 31, 2007. We also have other bank credit facilities available in the United States, France and Brazil. Our credit facilities are more fully described in Note 3 of the Notes to Consolidated Financial Statements.

On January 26, 2006, we entered into Amendment No. 4 to the Credit Agreement (see Note 3 of the Notes to Consolidated Financial Statements). Under the Amendment, we renewed our 364-Day Revolver, extending these facilities from January 26, 2006 to January 25, 2007. This Amendment also decreased the applicable margin with respect to certain amounts available to us under the 364-Day Revolvers.

We expect to arrange new unsecured financing during 2006 that would replace the existing Credit Agreement.

Interest rates.   Under the Credit Agreement, interest rates are at market rates, based on the London interbank offered rate for U.S. dollar deposits, or LIBOR, for the U.S. dollar borrowings and the euro zone interbank offered rate for euro deposits, or EURIBOR, for the euro borrowings plus either (a) for 364-Day Revolver borrowings, an applicable margin of either 0.45 percent per annum or 0.55 percent per annum, or (b) for 5-Year Revolver borrowings, an applicable margin of either 0.70 percent per annum or 0.80 percent per annum. The applicable margin is determined in each instance by reference to our Net Debt to Equity Ratio, as defined in the Credit Agreement.

In the past, we have entered into interest rate swap agreements to fix the variable component of certain of our variable rate long-term debt when economical to do so. We did not enter into any interest rate-related derivative contract agreements during the years 2004 through 2005 and as of December 31, 2005 we did not have any interest rate swap agreements in place.

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

Payments.   During 2003, we net borrowed $44.4 million primarily to support our record high level of capital spending in 2003. In 2004, we net borrowed an additional $13.0 million primarily to support our capital spending, working capital and Indonesian acquisition. During 2005, we net borrowed $6.0 million, primarily to support working capital and our Philippine asset acquisition. Our total debt outstanding was $113.7 million at December 31, 2005. Our total debt to capital ratios at December 31, 2005 and 2004 were 27.0 percent and 27.1 percent, respectively, both below our target range of 30 to 40 percent.

While the principal amounts outstanding under the 5-Year Revolvers are currently due within 12 months under the terms of each specific borrowing, we have the ability under the existing facilities to extend these borrowings beyond their current rollover dates and could extend them through the expiration of those facilities on January 31, 2007. The 5-Year U.S. Revolver is currently fully drawn and no principal payments are expected to be made during 2006. The 5-Year Euro Revolver is not fully drawn and no principal payments are expected to be made during 2006. Expected draws in the range of 20 million to 30 million euros are anticipated for the pending Chinese Joint Venture and to support working capital needs throughout the year. In addition, both the U.S. and French segments expect to utilize our bank overdraft facilities to meet short-term funding requirements.

Share Repurchases

We repurchased a total of 29,270 and 273,356 shares of our common stock during 2005 and 2004, respectively, at a cost of $1.0 million and $8.0 million, respectively. The 2005 share repurchases were made under a Board of Directors’ authorization covering the period January 1, 2005 through December 31, 2006 in an amount not to exceed $20.0 million. The 2004 share repurchases were made under a prior Board of Directors’ authorization. Corporate 10b5-1 plans are used by us so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits.   After being in a net overfunded position in 2000 and prior years, our U.S. and French pension plans changed to an underfunded status in 2001 as a result of the poor performance of the equities markets and lower interest rates that caused estimated future pension liabilities to increase because of the necessity to use a lower discount rate. The underfunded pension status has continued since 2001 (see additional disclosure regarding our pension plans in Note 5 of the Notes to Consolidated Financial Statements). During 2003, interest rates continued to decline, but the equities markets improved and we made pension contributions of $10.7 million in the United States and France. During 2004 and 2005, long-term interest rates declined further, equities markets improved and we made pension contributions of $10.8 million and $13.7 million, respectively. As of December 31, 2005, these plans were still underfunded by $33.4 million as it relates to the associated accumulated pension benefit obligations. We currently expect to make additional pension contributions in 2006 of approximately $10 to $15 million and additional amounts in future years in the United States and France in order to help improve the funded status of these plans. However, negative returns in the equities markets or even lower interest rates could further negatively impact the funded status of these plans.

In July 2005, the decision was made and communicated to all affected U.S. salaried employees that benefits related to our defined benefit pension plan in the United States will be frozen as of December 31, 2005. This action is expected to reduce our annual pension expense and pension fund contribution requirements. The plan has not been terminated and benefits accrued as of December 31, 2005 will continue to be paid in accordance with the plan terms. The action included suspending the plan so U.S. salaried employees do not earn additional benefits for future service (years or earnings) beginning January 1, 2006. Allowable employee contributions and our employer matching percentage for our defined contribution, or 401(k), plan are being modified to partially offset the resulting salaried employee pension benefit reduction.

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

In March 2004, LTRI, our 72 percent indirectly owned subsidiary in France, entered into an agreement with an energy cogeneration supplier whereby the supplier will construct and operate a cogeneration facility at the LTRI mill and supply steam which will be used in the operation of the mill. In April 2004, a similar agreement was entered into with the same supplier to install and operate a cogeneration facility at PdM. These agreements are expected to reduce the energy cost of these mills. The construction phase of the LTRI cogeneration facility was completed late in 2005 and the construction of the PdM cogeneration facility should be completed in late 2006, with the supplier bearing the capital cost of both projects. Following start-up of these facilities, LTRI and PdM will be committed to purchasing minimum annual amounts of steam generated by each of these facilities for a period of 15 years under the agreements. These minimum annual commitments together will total approximately $3 million. LTRI’s and PdM’s current and expected requirements for steam are at levels that exceed the minimum levels under the respective contracts.

In addition, our total future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of 1 year as of December 31, 2005 are less than $1.2 million annually over the next 5 years and thereafter.

The following table represents our future contractual cash requirements for the next 5 years and thereafter for our long-term debt obligations and other commitments (dollars in millions):

	Payments due for the periods ended
	Total	2006	2007	2008	2009	2010	Thereafter
Contractual Obligations
Current debt(1)	$30.0	$30.0	$—	$—	$—	$—	$—
Long-term debt(2)	83.7	—	72.4	4.2	3.6	3.0	0.5
Debt interest(3)	5.9	4.6	0.7	0.3	0.2	0.1	—
Capital lease obligations(4)	—	—	—	—	—	—	—
Minimum operating lease payments(5)	4.6	0.9	1.1	0.9	0.9	0.8	—
Purchase obligations—capital projects(6)	0.4	0.4	—	—	—	—	—
Purchase obligations—raw materials(7)	12.8	3.2	3.2	3.2	3.2	—	—
Purchase obligations—steam(8)	45.0	3.0	3.0	3.0	3.0	3.0	30.0
Joint venture funding obligation(9)	—	—	—	—	—	—	—
Other long-term liabilities(10)(11)(12)	—	—	—	—	—	—	—
Total	$182.4	$42.1	$80.4	$11.6	$10.9	$6.9	$30.5

(1)          Current debt includes borrowings against 364-Day Revolvers, bank overdraft facilities and current maturities of long-term debt; see Note 3 to the Notes to the Consolidated Financial Statements.

(2)          See additional information regarding long-term debt in Note 3 of the Notes to Consolidated Financial Statements.

(3)          The amounts reflected in debt interest are based upon the short-term and long-term scheduled principal maturities and interest rates in effect as of December 31, 2005. Where specific maturities are not stated, such as for an overdraft line-of-credit, a repayment date coinciding with the end of the year was used for purposes of these calculations. Since our debt is largely variable interest rate debt, applicable market interest rates were assumed to be the same as at December 31, 2005 for purposes of these calculations. With respect to our variable-rate debt outstanding at December 31, 2005, a 1 percentage point increase in interest rates would increase our debt interest obligation by $1.1 million in 2006. For more information regarding our outstanding debt and associated interest rates, see Note 3 to the Notes to the Consolidated Financial Statements.

(4)          We had no capital leases as of December 31, 2005.

(5)          Minimum operating lease payments relate to our future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of 1 year as of December 31, 2005.

(6)          Purchase obligations for capital projects relate to legally binding purchases entered into by us related to our capital projects and for which delivery of equipment or services has not yet occurred as of December 31, 2005.

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

(9)          During 2005, we reached agreement with CNTC to form a joint venture to build a new state-of-the-art tobacco-related papers mill near Jiangmen, China. Project spending of the joint venture, including capital expenditures and working capital requirements, is expected to total approximately $100 million, with SWM and CNTC each sharing equally in the equity investment in the joint venture. The joint venture is expected to have a capital structure of approximately one-third equity and two-thirds debt, with project financing being obtained by the joint venture itself. As of December 31, 2005, the joint venture was still subject to obtaining project financing and various governmental approvals and, therefore, no funding obligations existed at that date. However, subject to the joint venture obtaining the project financing and governmental approvals without significant delay, we currently expect our total equity funding of $17 million to be approximately $3 million, $12 million and $2 million in 2006, 2007 and 2008, respectively.

(10)   We had no “Other long-term liabilities” as defined for purposes of this disclosure by the Securities and Exchange Commission as of December 31, 2005.

(11)   The amounts reflected in Other long-term liabilities do not include any amounts for our pension obligations. The pension obligations are funded by our separate pension trusts, which held $104.9 million in assets at December 31, 2005. We make discretionary contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We currently expect to contribute approximately $10 to $15 million during 2006 in order to help improve the funded status of these plans. Supplemental employee retirement plan payments, which are immaterial, are not included in this line item. For more information regarding our long-term pension obligations and trust assets, including our supplemental employee retirement plan, see Note 5 to the Notes to the Consolidated Financial Statements.

(12)   The amounts reflected in Other long-term liabilities do not include any amounts for our postretirement healthcare and life insurance benefits. Such payments are dependent upon the incurrence of costs and filing of claims by our retirees and thus the amounts of such future payments are uncertain. Our net payments under these plans were $1.2 million and $1.5 million in the years ended December 31, 2005 and 2004, respectively. Based on this past experience, we currently expect our share of the payments to be approximately $1 to $2 million during 2006 for these benefits. For more information regarding our retiree healthcare and life insurance benefit obligations, see Note 5 to the Notes to the Consolidated Financial Statements.

Outlook

Consistent with recent historical trends, worldwide cigarette consumption is expected to increase at a rate of approximately one-half to one percent per year. The anticipated decline in the production of cigarettes in developed countries is expected to be more than offset by increased cigarette production in developing countries that currently represent approximately 70 percent of worldwide cigarette production. Age demographics and expected increases in disposable income are expected to support the increased consumption of cigarettes in developing countries. In addition, the litigation environment is different in most foreign countries compared with the United States, having less of an impact on the pricing of cigarettes, which, in turn, affects cigarette consumption. Cigarette production in the United States is expected to continue to decline as a result of reduced cigarette exports and a decline in domestic cigarette consumption caused by increased cigarette prices, health concerns and public perceptions. As well, cigarette consumption has declined in western Europe following recent tax increases on cigarette sales.

We are experiencing weakness in our tobacco-related paper sales in our French and U.S. operations. This anticipated weakness in both sales volumes and selling prices is the result of reduced cigarette consumption, in part due to increased taxes, and a surplus of cigarette paper manufacturing capacity as a result of capacity additions by European competitors in 2003 and 2004. As a result of this market weakness, we will continue to incur paper machine downtime in each of our business segments. The weakness in tobacco-related paper sales is expected to be partially offset by increased sales of reconstituted tobacco leaf products. Management is evaluating how to operate our production facilities more effectively with the reduced tobacco-related papers volumes. During late February 2006, we decided to transfer the production volume from one plug wrap paper machine, currently carried at $3 million and for which accelerated depreciation of approximately $1 million will be taken during each of the next 3 years, to another currently under-utilized Lee mills paper machine. Additional changes are possible that might require further accelerated depreciation or write-offs of some equipment and could possibly include charges for employee-related costs associated with possible downsizing activities, particularly in the United States or France.

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

Based on these trends, we expect worldwide demand for tobacco-related papers and reconstituted tobacco leaf products to continue to increase, with a shift from developed countries to developing countries. As a result, we have increased our production capacity in developing countries such as Brazil, the Philippines and Indonesia.

Sales of cigarette papers for lower ignition propensity cigarettes are expected to contribute positively to operating results in 2006, as momentum continues to build for these products. Canada implemented a requirement for lower cigarette ignition propensity properties for all cigarettes manufactured or imported into Canada on or after October 1, 2005. Accordingly, a full year of sales of these products in Canada is expected during 2006. In addition, the States of Vermont and California enacted legislation that requires lower ignition propensity cigarettes for all cigarettes sold in those states beginning in May 2006 and January 2007, respectively. We expect to begin supporting the Vermont and California requirements during the second and fourth quarters of this year, respectively. These papers sell for a higher price than the conventional cigarette papers they replace and are expected to have a positive impact on our financial results.

During 2006, we will continue to upgrade, expand and integrate the operations that we acquired during the past 2 years in the Philippines and Indonesia. We will also embark upon the construction of our tobacco-related papers joint venture mill in China. Governmental approval for the Chinese joint venture was obtained in late 2005 and we are in the process of finalizing project financing and obtaining various governmental permits. The mill is expected to begin operations in early 2008.

Cost pressures are expected to continue in 2006, reflected in higher purchased energy, purchased materials, labor and employee benefit expenses. A portion of these cost increases will be offset through cost reduction efforts in our operations and through somewhat higher selling prices. The weakened dollar is expected to continue to put pressure on our profitability in Brazil, similar to 2005. Our effective income tax rate is expected to be 27 to 29 percent in 2006, approximately at the 2005 level. Interest expense is expected to be marginally higher in 2006 than in 2005, reflecting higher average interest rates.

With the current market conditions and inflationary cost increases, it is difficult to project how successful we will be in improving our operating margins during 2006. We are pursuing selling price increases and opportunities for increased sales volumes. We are evaluating how to operate our production facilities more effectively with reduced tobacco-related papers volume, while lowering the manufacturing cost of cigarette paper for lower ignition propensity cigarettes. We are also controlling nonmanufacturing and operating expenses to partially offset the inflationary cost increases. Our capital spending is being managed at a reduced level, with an emphasis on projects that will most immediately contribute to improved earnings. We currently expect our capital spending for 2006 to be approximately $20 to $25 million.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by that Act. These statements include those in the “Outlook” and “Critical Accounting Policies and Estimates” sections and our expectations elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operation, and in “Factors That May Affect Future Results” under “Risk Factors” in Item 1A. They also include statements containing “expect,” “anticipate,” “project,” “appears,” “should,” “could,” may,” typically” and similar words. Actual results may differ materially from the results suggested by these statements for a number of reasons, including the following:

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

•       Our financial performance is dependent upon the cost of raw materials, particularly wood pulp, purchased energy, chemicals and labor. Recently the cost of these items has increased significantly, and the nature of our agreements with our customers may make it difficult to pass changes in these costs on to our customers in a timely and effective manner.

•       Our sales are concentrated to a limited number of customers. In 2005, 49 percent of our sales were to our 2 largest customers. The loss of one or both such customers, or a significant reduction in one or both of these customers’ purchases, could have a material adverse effect on our results of operations.

•       Our financial performance is materially impacted by sales of both reconstituted tobacco leaf products and lower ignition propensity cigarette papers. A significant change in the sales volumes, pricing or manufacturing costs of these products could have a material impact on future financial results.

•       As a result of current excess capacity in the tobacco-related papers industry and increased operating costs experienced in the last 12 to 24 months, particularly related to purchased energy, competitive levels of selling prices for certain of our products are not sufficient to cover those costs with a margin that we consider reasonable. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation of certain equipment. Management is evaluating how to operate our production facilities more effectively with reduced tobacco-related papers volumes. Changes are possible that might require accelerated depreciation or write-offs of some equipment and could possibly include charges for employee-related costs associated with possible downsizing activities, particularly in the United States or France.

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

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

The information with respect to our market risk is contained under the caption “Market Risk” in “Risk Factors” appearing in Part I, Item 1A.

Item 8.                        Financial Statements and Supplementary Data

Schedules have been omitted because they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)

	For the Years Ended December 31,
	2005	2004	2003
Net Sales	$669.8	$657.5	$566.9
Cost of products sold	572.5	535.4	458.0
Gross Profit	97.3	122.1	108.9
Selling expense	24.4	27.1	23.1
Research expense	9.0	9.3	8.3
General expense	24.6	28.0	23.6
Total nonmanufacturing expenses	58.0	64.4	55.0
Operating Profit	39.3	57.7	53.9
Interest expense	6.2	3.7	2.3
Other income (expense), net	2.5	1.5	(0.2)
Income Before Income Taxes and Minority Interest	35.6	55.5	51.4
Provision for income taxes	10.4	12.1	12.0
Income Before Minority Interest	25.2	43.4	39.4
Minority interest in earnings of subsidiaries	5.8	7.0	4.9
Net Income	$19.4	$36.4	$34.5
Net Income Per Share
Basic	$1.28	$2.45	$2.34
Diluted	$1.26	$2.36	$2.28
Weighted Average Shares Outstanding
Basic	15,150,100	14,842,000	14,738,300
Diluted	15,450,400	15,422,300	15,138,300

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	December 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$5.1	$4.5
Accounts receivable	99.8	97.7
Inventories	123.0	119.6
Other current assets	14.8	9.9
Total Current Assets	242.7	231.7
Property, Plant and Equipment, net	414.0	453.2
Other Assets	34.1	32.2
Total Assets	$690.8	$717.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$30.0	$50.9
Accounts payable	64.3	71.3
Accrued expenses	71.7	76.7
Current deferred revenue	6.0	7.5
Total Current Liabilities	172.0	206.4
Long-Term Debt	83.7	63.0
Deferred Income Tax Liabilities	40.2	39.3
Pension and Other Postretirement Benefits	38.1	47.8
Deferred Revenue	30.0	35.9
Other Liabilities	20.1	18.7
Minority Interest	13.8	13.4
Total Liabilities	397.9	424.5
Stockholders’ Equity
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 16,078,733 shares issued; 15,307,756 and 14,946,650 shares outstanding at December 31, 2005 and 2004, respectively	1.6	1.6
Additional paid-in-capital	63.8	63.3
Common stock in treasury, at cost, 770,977 and 1,132,083 shares at December 31, 2005 and 2004, respectively	(15.6)	(22.3)
Retained earnings	281.8	271.5
Unearned compensation on restricted stock	(0.3)	(0.5)
Accumulated other comprehensive loss, net of tax	(38.4)	(21.0)
Total Stockholders’ Equity	292.9	292.6
Total Liabilities and Stockholders’ Equity	$690.8	$717.1

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in millions, except per share amounts)

	For the Years Ended December 31, 2005, 2004 and 2003
								Accumulated
			Additional					Other
	Common Stock Issued		Paid-In	Treasury Stock		Retained	Unearned	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance, December 31, 2002	16,078,733	$1.6	$61.1	1,131,415	$(18.2)	$218.4	$(0.5)	$(61.1)	$201.3
Net income						34.5			34.5
Adjustments to minimum pension liability								(3.9)	(3.9)
Adjustments to unrealized foreign currency translation								30.7	30.7
Comprehensive income									61.3
Dividends declared ($0.60 per share)						(8.9)			(8.9)
Purchases of treasury stock				221,691	(5.1)				(5.1)
Restricted stock issuances			0.2	(18,000)	0.3		(0.5)		—
Amortization of unearned compensation							0.3		0.3
Stock issued to directors as compensation				(2,724)	0.1				0.1
Tax benefit of options exercised			0.1						0.1
Issuance of shares for options exercised	—	—	0.1	(56,917)	1.0	—	—	—	1.1
Balance, December 31, 2003	16,078,733	1.6	61.5	1,275,465	(21.9)	244.0	(0.7)	(34.3)	250.2
Net income						36.4			36.4
Adjustments to minimum pension liability								(3.1)	(3.1)
Changes in fair value of derivative instruments								0.1	0.1
Adjustments to unrealized foreign currency translation								16.3	16.3
Comprehensive income									49.7
Dividends declared ($0.60 per share)						(8.9)			(8.9)
Purchases of treasury stock				273,356	(8.0)				(8.0)
Restricted stock issuances			0.1	(6,000)	0.1		(0.1)		0.1
Amortization of unearned compensation							0.3		0.3
Stock issued to directors as compensation				(2,592)	0.1				0.1
Tax benefit of options exercised			1.0						1.0
Tax benefit of restricted stock vesting			0.2						0.2
Issuance of shares for options exercised	—	—	0.5	(408,146)	7.4	—	—	—	7.9
Balance, December 31, 2004	16,078,735	1.6	63.3	1,132,083	(22.3)	271.5	(0.5)	(21.0)	292.6
Net income						19.4			19.4
Adjustments to minimum pension liability								(0.2)	(0.2)
Adjustments to unrealized foreign currency translation								(17.2)	(17.2)
Comprehensive income									2.0
Dividends declared ($0.60 per share)						(9.1)			(9.1)
Purchases of treasury stock				29,270	(1.0)				(1.0)
Restricted stock issuances				(2,500)					—
Amortization of unearned compensation							0.2		0.2
Stock issued to directors as compensation			0.1	(8,175)	0.2				0.3
Tax benefit of options exercised			0.9						0.9
Tax benefit of restricted stock vesting			0.1						0.1
Issuance of shares for options exercised	—	—	(0.6)	(379,701)	7.5	—	—	—	6.9
Balance, December 31, 2005	16,078,733	$ 1.6	$ 63.8	770,977	$ (15.6)	$ 281.8	$ (0.3)	$ (38.4)	$ 292.9

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)

	For the Years Ended December 31,
	2005	2004	2003
Operations
Net income	$19.4	$36.4	$34.5
Non-cash items included in net income
Depreciation and amortization	39.5	36.5	30.7
Amortization of deferred revenue	(7.4)	(5.7)	(6.0)
Deferred income tax provision	1.9	2.1	4.2
Minority interest in earnings of subsidiaries	5.8	7.0	4.9
Other items	(6.5)	1.6	(4.3)
Changes in operating working capital
Accounts receivable	(11.8)	2.3	(9.7)
Inventories	(5.5)	(15.4)	(7.8)
Prepaid expenses	(4.0)	0.2	1.2
Accounts payable	(2.1)	(1.6)	14.5
Accrued expenses	3.4	(3.0)	9.2
Accrued income taxes	5.4	(3.7)	(5.8)
Net changes in operating working capital	(14.6)	(21.2)	1.6
Cash Provided by Operations	38.1	56.7	65.6
Investing
Capital spending	(18.8)	(46.7)	(92.0)
Capitalized software costs	(1.0)	(2.2)	(3.9)
Acquisitions, net of cash acquired	(11.9)	(8.4)	—
Other	(5.0)	1.0	(3.6)
Cash Used for Investing	(36.7)	(56.3)	(99.5)
Financing
Cash dividends paid to SWM stockholders	(9.1)	(8.9)	(8.9)
Cash dividends paid to minority owners	(3.6)	(3.8)	(10.4)
Changes in short-term debt	7.7	—	13.1
Proceeds from issuances of long-term debt	4.2	24.6	48.0
Payments on long-term debt	(5.9)	(11.6)	(16.7)
Purchases of treasury stock	(1.0)	(8.0)	(5.1)
Proceeds from exercise of stock options	6.9	7.9	1.1
Cash Provided by (Used for) Financing	(0.8)	0.2	21.1
Effect of Exchange Rate Changes on Cash	—	0.2	1.2
Increase (Decrease) in Cash and Cash Equivalents	0.6	0.8	(11.6)
Cash and Cash Equivalents at beginning of year	4.5	3.7	15.3
Cash and Cash Equivalents at end of year	$5.1	$4.5	$3.7

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business

We are a multinational diversified producer of premium specialty papers headquartered in the United States of America and are the world’s largest supplier of fine papers to the tobacco industry. We manufacture and sell paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised approximately 92 to 93 percent of our consolidated net sales in each of the years 2005, 2004 and 2003. The primary products in the group include cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette, or Cigarette Papers, and reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging. These products are sold directly to the major tobacco companies or their designated converters in North and South America, western and eastern Europe, Asia and elsewhere.

We are the premier manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, and the leading independent producer of reconstituted tobacco leaf used in producing blended cigarettes. We conduct business in over 90 countries and currently operate 11 production locations worldwide, with mills in the United States, France, the Philippines, Indonesia and Brazil.

Our manufacturing facilities have a long history of producing paper dating back to 1545. Our domestic mills led the development of the North American tobacco-related papers manufacturing industry, which was originated by Peter J. Schweitzer, Inc. that began as an importer of cigarette papers from France in 1908.

As used in this 2005 Annual report on Form 10-K, unless the context indicates otherwise, references to “we,” “us,” “our,” “SWM,” “Schweitzer-Mauduit” or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

Note 2. Summary of Significant Accounting Policies

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

Our wholly-owned direct subsidiaries are Schweitzer-Mauduit Canada, Inc., or SM-Canada, Schweitzer-Mauduit Spain, S.L., or SM-Spain, a holding company organized under the Spanish holding company regime and the primary foreign investment holding company for SWM, and Schweitzer-Mauduit International China, Limited, or SM-China, a holding company incorporated in Hong Kong. We indirectly through SM-Spain have subsidiaries in France, the Philippines, Indonesia and Brazil. SM-Spain owns directly 100 percent of Schweitzer-Mauduit Holding S.A.R.L., a French holding company, or SMH, and together SM-Spain and SMH own 100 percent of 2 holding companies, Schweitzer-Mauduit Industries S.A.R.L., a French corporation, or SMI, which holds our investment in the French reconstituted tobacco

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operations, and Schweitzer-Mauduit France S.A.R.L., a French corporation, or SMF, which holds our French, Philippine and Indonesian paper operations. SMI owns directly 72 percent of the issued and outstanding shares of LTR Industries S.A., a French corporation, or LTRI. SMF, directly or indirectly, owns 100 percent of 3 principal French operating subsidiaries, Papeteries de Mauduit S.A.S., or PdM, Papeteries de Malaucène S.A.S., or PdMal, and Papeteries de Saint-Girons S.A.S., or PdStG, 100 percent of PDM Philippines Industries, Inc., or PPI, and 100 percent of P.T. PDM Indonesia, or PT PDM. SM-Spain also owns directly 99.99 percent of the issued and outstanding shares of Schweitzer-Mauduit do Brasil S.A., our Brazilian paper operations, or SWM-B. We did not have any unconsolidated subsidiaries, joint ventures or special purpose entities as of December 31, 2005.

On June 30, 2005, PDM Philippines Industries, Inc., a wholly-owned indirect subsidiary and an affiliated company, acquired the tobacco-related paper manufacturing assets of KCPI, a Philippines company, and associated land and water rights. The acquired assets included buildings, production equipment and related utilities, support assets and inventories. The total acquisition cost was $11.9 million, attributable to property, plant and equipment and inventories in the amounts of $6.8 million and $5.1 million, respectively. No goodwill or other intangible assets were recorded as a result of this acquisition. PPI began production and sales as a part of SWM in July 2005. The impact of this acquisition on the accompanying consolidated financial statements was not material.

During 2005, we announced execution of an agreement to form a joint venture to build a new state-of-the-art paper mill to produce tobacco-related papers in China. Construction is expected to take approximately 2 years, and the mill is expected to begin operations in early 2008. The joint venture would produce both cigarette papers and porous plug wrap in partnership with the China National Tobacco Corporation, or CNTC, which is the principal operating company under China’s State Tobacco Monopoly Administration. CNTC and a wholly-owned subsidiary of Schweitzer-Mauduit will each own 50 percent of the joint venture. Governmental approval for the Chinese joint venture was obtained in late 2005 and we are in the process of finalizing financing and obtaining various governmental permits. Project spending, including both capital expenditures and working capital requirements, is expected to total approximately $100 million. The joint venture is expected to have a capital structure of approximately one-third equity and two-thirds debt, with project financing being obtained by the joint venture itself.

In February 2004, SMF acquired the outstanding stock of P.T. Kimsari Paper Indonesia, or Kimsari, a specialty paper manufacturer located in Medan, Sumatra, Indonesia. SMF paid $8.4 million, net of cash acquired, for the outstanding shares of Kimsari and renamed the business P.T. PDM Indonesia. Property, plant and equipment and goodwill were recorded as a result of this acquisition in the amounts of $6.0 million and $1.7 million, respectively, with the remainder of the purchase price being for working capital. The operating results of P.T. PDM Indonesia were included in the Consolidated Statements of Income since the beginning of February 2004. The impact of this acquisition on the accompanying consolidated financial statements was not material.

Principles of Consolidation

The consolidated financial statements include the accounts of Schweitzer-Mauduit International, Inc. and our wholly owned, controlled majority-owned and financially controlled subsidiaries. Minority interest represents minority stockholders’ proportionate share of the equity in SWM-B and LTRI. All significant intercompany balances and transactions have been eliminated.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. In the Consolidated Statements of Cash Flow, amounts relating to currency translation have been excluded from changes in operating working capital. Historically these amounts have not been significant when aggregated, however, recent increases in working capital and fluctuations in foreign currency exchange rates have increased the value related to each category of working capital. The net effects of the reclassifications on the Consolidated Statement of Cash Flow for the year ended December 31, 2004 were to reduce Cash Provided by Operations by $0.6 million, reduce Cash Used for Investing by $0.4 million, and on a separate line report the Effect of Exchange Rate Changes on Cash of $0.2 million. The net effects of the reclassifications on the Consolidated Statement of Cash Flow for the year ended December 31, 2003 were to increase Cash Provided by Operations by $0.8 million, increase Cash Used for Investing by $2.0 million, and on a separate line report the Effect of Exchange Rate Changes on Cash of $1.2 million.

Revenue Recognition

We recognize revenue and the related accounts receivable when the following 4 criteria are met: (1) persuasive evidence of an arrangement exists; (2) ownership has transferred to the customer; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on our judgment regarding the collectibility of our accounts receivable. Generally, we recognize revenue when we ship our manufactured product and title and risk of loss passes to our customer in accordance with the terms of sale of the product. Revenue is recorded at the time of shipment for terms designated f.o.b., or free on board, shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site, at which time title and risk of loss are transferred. Provisions for discounts, returns, allowances, customer rebates and other adjustments are provided for in the same period the related revenue is recorded. Deferred revenue represents advance payments from customers which are earned based upon a mutually agreed-upon amount per unit of future product sales.

Freight Costs

The cost of delivering finished goods to our customers is recorded as a component of cost of sales. Those costs include the amounts paid to a third party to deliver the finished goods. Any freight costs billed to and paid by a customer are included in revenue.

Foreign Currency Translation

The income statements of foreign entities are translated into U.S. dollars at average exchange rates prevailing during the periods in accordance with Statement of Financial Accounting Standards, or SFAS, No. 52 “Foreign Currency Translation.” The balance sheets of these entities are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in a separate component of accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments. Foreign currency gains and losses arising from settlement of transactions in non-local currencies and remeasurement of non-local currency denominated monetary assets and liabilities are included in other income (expense), net.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign currency risks arise from transactions and commitments denominated in non-local currencies. These transactions and commitments may include the purchase of inventories or property, plant and equipment, the sale of products and the repayment of loans. Such gains (losses) included in other income (expense), net were $1.0 million, $1.1 million and ($1.0) million in 2005, 2004 and 2003, respectively.

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

There were outstanding forward contracts, which were held for purposes other than trading, maturing at various dates in 2006 and 2005, to purchase approximately $29 million and $26 million of various foreign currencies at December 31, 2005 and December 31, 2004, respectively. These contracts were designated as cash flow hedges of foreign currency transactions to fix our local currency cash flow. These contracts had not given rise to any significant net deferred gains or losses as of December 31, 2005 and December 31, 2004, and their fair values approximated their carrying value.

Cash and Cash Equivalents

We consider all highly liquid, unrestricted investments with remaining maturities of 3 months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are summarized as follows (dollars in millions):

	December 31,
	2005	2004
Trade	$77.1	$74.6
Other	23.2	23.6
Less allowance for doubtful accounts and sales discounts	(0.5)	(0.5)
Total	$99.8	$97.7

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimate reserves for inventory obsolescence and shrinkage based on our judgment of future realization. These reviews require us to assess customer and market demand.

The following schedule details inventories by major class (dollars in millions):

	December 31,
	2005	2004
Raw materials	$40.9	$47.8
Work in process	17.0	12.9
Finished goods	45.1	40.1
Supplies and other	20.0	18.8
Total	$123.0	$119.6

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Interest is capitalized as a component of the cost of construction for large projects. Expenditures for betterments are capitalized whereas normal repairs and maintenance are expensed as incurred. Depreciable property is depreciated on the straight-line method for financial reporting purposes. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the balance sheet, and any gain or loss on the transaction is normally included in cost of products sold. The depreciable lives for the principal asset categories are as follows:

Asset Category	Depreciable Life
Machinery and Equipment	5 to 20 years
Buildings	20 to 40 years
Building and Leasehold
Improvements	Lesser of 20 years or remaining life of the relevant building or lease

Property, plant and equipment consisted of the following (dollars in millions):

	December 31,
	2005	2004
Land and improvements	$16.7	$14.5
Buildings and improvements	121.2	129.9
Machinery and equipment	618.7	625.8
Construction in progress	6.1	24.2
Gross Property	762.7	794.4
Less: Accumulated Depreciation	348.7	341.2
Property, Plant and Equipment, net	$414.0	$453.2

Depreciation expense was $35.8 million, $32.4 million and $27.1 million for the years ended December 31, 2005, 2004 and 2003.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill with an indefinite useful life, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Other Assets

Other assets consisted of the following (dollars in millions):

	December 31
	2005	2004
Deferred income tax benefits	$12.0	$10.3
Capitalized software	7.2	10.1
Goodwill	2.8	2.8
Other assets	12.1	9.0
Total	$34.1	$32.2

Capitalized Software Costs

We capitalize certain purchases of software and software design and installation costs in connection with major projects of software development for internal use. These costs are included in Other Assets on the consolidated balance sheet and are amortized on the straight-line method for financial reporting purposes over the estimated useful life not to exceed 7 years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred. Amortization of capitalized software was $3.6 million, $4.1 million and $3.6 million for the years ended December 31, 2005, 2004 and 2003.

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted SFAS, No. 142, “Goodwill and Other Intangible Assets,” eliminating the periodic charge to earnings for goodwill amortization for 2002 and future years. In addition, as required by SFAS No. 142, we are required to perform a goodwill impairment test at least annually. Our most recent impairment test was performed during the fourth quarter of 2005 and did not result in an impairment charge. Goodwill is included in Other Assets on the consolidated balance sheet for our 1998

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquisition in Brazil and our 2004 acquisition in Indonesia and consisted of the following (dollars in millions):

	December 31
	2005	2004
Schweitzer-Mauduit do Brasil S.A. (Brazilian Segment)	$1.1	$1.1
P.T. PDM Indonesia (French Segment)	1.7	1.7
Total Goodwill	$2.8	$2.8

Other Assets

Other assets consist of various non-current assets including water rights, deferred pension costs, business tax receivables in Brazil and rabbi trust investments in conjunction with our U.S. deferred compensation plan.

Accrued Expenses

Accrued expenses consisted of the following (dollars in millions):

	December 31
	2005	2004
Accrued salaries, wages and employee benefits	$38.9	$41.9
Other accrued expenses	32.8	34.8
Total	$71.7	$76.7

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income. We have presented comprehensive income in the consolidated statements of changes in stockholders’ equity and comprehensive income.

Components of accumulated other comprehensive income (loss) are as follows (dollars in millions):

	December 31,
	2005	2004
Minimum pension liability adjustments, net of income tax of $13.6 and $13.5 million at December 31, 2005 and 2004, respectively	$(22.8)	$(22.6)
Unrealized foreign currency translation adjustments	(15.6)	1.6
Accumulated other comprehensive loss	$(38.4)	$(21.0)

Changes in the components of accumulated other comprehensive income (loss) are as follows (dollars in millions):

	December 31,
	2005			2004			2003
			Net			Net			Net
	Pre-tax	Tax	of Tax	Pre-tax	Tax	of Tax	Pre-tax	Tax	of Tax
Minimum pension liability adjustments	$(0.3)	$0.1	$(0.2)	$(4.9)	$1.8	$(3.1)	$(6.1)	$2.2	$(3.9)
Unrealized fair value of derivative instruments	—	—	—	0.1	—	0.1	0.1	(0.1)	—
Unrealized foreign currency translation adjustments	(17.2)	—	(17.2)	16.3	—	16.3	30.7	—	30.7
Total	$(17.5)	$0.1	$(17.4)	$11.5	$1.8	$13.3	$24.7	$2.1	$26.8

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair values of options granted are estimated as of the grant date using a Black-Scholes option pricing model. The following assumptions were used for valuing options granted:

	For the Years Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.50%	4.58%	4.23%
Expected dividend yield	2.12%	2.54%	3.10%
Expected option lives	10 year	10 year	10 year
Expected volatility	20%	29%	33%

On December 9, 2005, the Board of Directors accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that have exercise prices above $30.00 per share. As a result, options to purchase approximately 300,000 shares of our common stock vested immediately, but no underlying shares will be transferable by officers prior to the original vesting schedule. In order to prevent unintended personal benefits to the company’s officers, restrictions will be imposed on any shares received through the exercise of accelerated options held by those individuals. These restrictions will prevent the sale of any shares received from the exercise of an accelerated stock option prior to the earlier of the original vesting date of the option or the individual’s termination of employment. Accelerated stock options held by the company’s officers represent approximately 90 percent of the total accelerated options.

For purposes of the pro forma disclosures, the estimated fair value of the stock compensation is amortized to expense over the vesting period. Under the fair value method, our net income and earnings per share would have been the pro forma amounts indicated below (dollars in millions):

	For the Years Ended December 31,
	2005	2004	2003
Net Income
As reported	$19.4	$36.4	$34.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	1.5	1.2	1.1
Pro forma	$17.9	$35.2	$33.4
Basic net income per share
As reported	$1.28	$2.45	$2.34
Pro forma	$1.18	$2.37	$2.27
Diluted net income per share
As reported	$1.26	$2.36	$2.28
Pro forma	$1.16	$2.28	$2.21

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4 (“FAS 151”),” or SFAS 151. SFAS 151 amends the guidance in Accounting Research Bulletin, or ARB, No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these costs be recognized as current period charges regardless of whether they are

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect this new standard to have a material effect on our consolidated financial position or results of operations.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, and supersedes APB Opinion No. 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005. This statement requires companies to calculate the fair value of stock options granted to employees, and amortize that amount over the option’s vesting period as an expense through the income statement. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Share-Based Incentive Compensation” above for the pro forma net income and net income per share amounts for fiscal 2003 through fiscal 2005, where we used a fair-value-based method under SFAS 123 to measure compensation expense for employee stock incentive awards. The implementation of this statement will be effective beginning with our first quarter of fiscal 2006. We do not expect the impact of this new pronouncement to be significant to our results of operations.

In March 2005, the FASB issued FASB Interpretation, or FIN, No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We were required to adopt the provisions of FIN No. 47 no later than the end of our 2005 fiscal year. The adoption of this Interpretation did not have any material impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 as of the beginning of fiscal 2006 and do not expect that the adoption of SFAS No. 154 will have a material impact on our consolidated financial position or results of operations.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Debt

Total debt is summarized in the following table (dollars in millions):

	December 31,
	2005	2004
Credit Agreement
5-Year Revolver
U. S. Dollar Revolver	$45.0	$45.0
Euro Revolver	23.7	27.1
364-Day Revolver
U. S. Dollar Revolver	10.0	10.0
Euro Revolver	—	—
French Employee Profit Sharing	16.3	19.8
Bank Overdrafts	12.3	9.0
Other	6.4	3.0
Total Debt	113.7	113.9
Less: Current debt	30.0	50.9
Long-Term Debt	$83.7	$63.0

Credit Agreement

On January 31, 2002, we entered into an unsecured credit agreement with a group of banks, or the Credit Agreement, providing 5-year and 364-day revolving loan facilities. Under the Credit Agreement, we and SMF as of December 31, 2005 had 5-year and 364-day revolving loan facilities available totaling up to 58 million euros (or $68.7 million using the December 31, 2005 currency exchange rate), or the Euro Credit Facility, and we had 5-year and 364-day revolving loan facilities available totaling up to $60.0 million, or the U.S. Credit Facility, and, together with the Euro Credit Facility, the Credit Facilities.

As of December 31, 2005, the Euro Credit Facility consisted of a 5-year revolving credit facility in the amount of up to 50 million euros (or $59.2 million using the December 31, 2005 currency exchange rate), or the 5-Year Euro Revolver, and a renewable 364-day revolving credit facility in an amount of up to 8 million euros (or $9.5 million using the December 31, 2005 currency exchange rate), or the 364-Day Euro Revolver. We guarantee borrowings by SMF under the Euro Credit Facility. We also have the ability to borrow under the Euro Credit Facility although we do not currently anticipate doing so.

As of December 31, 2005, the U.S. Credit Facility consisted of a 5-year revolving credit facility in the amount of up to $45.0 million, or the 5-Year U.S. Revolver, and, together with the 5-Year Euro Revolver, the 5-Year Revolvers, and a renewable 364-day revolving credit facility available to us in an amount of up to $15.0 million, or the 364-Day U.S. Revolver, and, together with the 364-Day Euro Revolver, the 364-Day Revolvers. The terms of the Credit Agreement provide us with flexibility to utilize cash balances to pay down the 5-Year Revolvers and subsequently draw on those facilities again when needed.

On January 26, 2006, we entered into Amendment No. 4 to the Credit Agreement. Under the Amendment, we renewed our 364-Day Revolver, extending these facilities from January 26, 2006 to January 25, 2007. This Amendment also decreased the applicable margin with respect to certain amounts available to us under the 364-Day Revolvers.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the Credit Agreement, the interest rate under the 5-Year U.S. Revolver is the sum of (a) either 0.70 percent per annum or 0.80 percent per annum, or the Applicable Margin, determined by reference to our Net Debt to Equity Ratio, as defined in the Credit Agreement, plus (b) the London interbank offered rate for U.S. dollar deposits, or LIBOR. Under the Credit Agreement, the interest rate under the 5-Year Euro Revolver is the sum of the Applicable Margin plus the euro zone interbank offered rate for euro deposits, or EURIBOR. The interest rates under the 364-Day Revolvers are determined using the same formula for the respective 5-Year Revolvers except that the Applicable Margin is either 0.45 percent per annum or 0.55 percent per annum, determined by reference to our Net Debt to Equity Ratio, as defined in the Credit Agreement. The weighted average effective interest rates on our 5-Year Revolvers were 3.7 percent, 2.4 percent and 2.5 percent for the years ended December 31, 2005, 2004 and 2003, respectively.

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require us to maintain certain defined financial ratios (a minimum Tangible Net Worth, a maximum Net Debt to Equity Ratio and a maximum Net Debt to Adjusted EBITDA Ratio, all as defined in the Credit Agreement). At December 31, 2005, our Tangible Net Worth was $68.9 million above the minimum permitted amount while Net Debt was $27.6 million less than the maximum permitted amount under the most restrictive covenant. We do not currently anticipate any change in business conditions of a nature that would cause us to violate our covenants under the Credit Agreement.

5-Year Revolvers.   At December 31, 2005, we had $104.2 million available on our 5-Year Revolvers in the United States and France under the Credit Agreement, of which $68.7 million was outstanding at December 31, 2005. These facilities permit borrowing at competitive interest rates and are available for general corporate purposes. We pay commitment fees on the unused portion of these 5-Year Revolvers at an annual rate of 0.35 percent and may cancel all or a portion of the unused facilities without penalty at any time prior to their expiration date of January 31, 2007.

364-Day Revolvers.   At December 31, 2005, we had $24.5 million available on our 364-Day Revolvers in the United States and France under the Credit Agreement, of which $10.0 million was outstanding at December 31, 2005. These facilities permit borrowing at competitive interest rates and are available for general corporate purposes. Effective January 26, 2006, we renewed these short-term facilities to January 25, 2007. We pay commitment fees on the unused portion of these 364-Day Revolvers at an annual rate of 0.25 percent and may cancel all or a portion of the unused facilities without penalty at any time prior to their expiration.

French Employee Profit Sharing

At both December 31, 2005 and 2004, long-term debt other than the 5-Year Revolvers primarily consisted of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended as to whether to invest the funds in a financial institution or to invest the funds with their respective employer. To the extent that funds are invested with us, these amounts bear interest at the 5-year treasury note rate in France, 3.79 percent and 4.47 percent at December 31, 2005 and 2004, respectively, and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bank Overdraft and Other

We also had other uncommitted bank credit facilities, or bank overdrafts, available totaling $33.1 million, of which $12.3 million was outstanding at December 31, 2005 and reported as current debt on the consolidated balance sheet. No commitment fees are paid on the unused portion of these facilities.

Other credit facilities consist of French segment debt from governmental and professional institutions primarily related to environmental capital improvements and in Brazil from governmental financing programs and bank institutions advancement on secured receivables. The French segment debt has deferred capital repayment terms and interest rates of zero percent. The Brazilian segment debt has interest rates ranging from 4 to 20 percent.

Principal Repayment

Under our Credit Agreement, we select an “interest period” for each of our borrowings under our 5-Year Revolvers. Being a revolving credit arrangement, we can repay such borrowings and borrow again at a subsequent date if we choose to do so, providing us flexibility and efficient use of any excess cash. We expect to continue to file notices of continuation related to our 5-Year Revolvers borrowings outstanding at December 31, 2005 such that those amounts are not expected to be repaid prior to the January 31, 2007 expiration date of the Credit Agreement, and therefore presented those obligations as expected to be repaid in 2007. Following are the expected maturities for our debt obligations as of December 31, 2005 (dollars in millions):

2006	$30.0
2007	72.4
2008	4.2
2009	3.6
2010	3.0
Thereafter	0.5
$113.7

Fair Value of Debt

At December 31, 2005 and 2004, the estimated fair value of our current and long-term debt approximated the carrying amount. These fair values were based on quoted market prices for the same or similar debt or on current rates offered to us for obligations with the same maturities.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Income Taxes

An analysis of the provision (benefit) for income taxes follows (dollars in millions):

	For the Years Ended December 31,
	2005	2004	2003
Current income taxes
U.S. Federal	$0.4	$2.1	$1.2
U.S. State	0.1	0.3	0.2
Foreign	8.0	7.6	6.4
	8.5	10.0	7.8
Deferred income taxes:
U.S. Federal	(1.1)	(5.8)	(3.2)
U.S. State	(0.2)	(0.8)	(0.4)
Foreign	3.2	8.7	7.8
	1.9	2.1	4.2
Total	$10.4	$12.1	$12.0

Income before income taxes included income of $40.7 million in 2005, $60.8 million in 2004 and $54.8 million in 2003 from operations outside the United States.

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows (dollars in millions):

	For the Years Ended December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rate	$12.5	35.0%	$19.4	35.0%	$18.0	35.0%
Adjustments of U.S. foreign tax credits and corresponding valuation allowances	1.6	3.4	(1.5)	(2.7)	(3.2)	(6.2)
Decreased French tax rate for 2005 and beyond	—	—	(1.0)	(1.8)	—	—
Favorable court decision in French tax bond case	—	—	(0.7)	(1.3)	—	—
Other foreign taxes, net	(3.2)	(9.0)	(3.5)	(6.3)	(2.4)	(4.7)
Other, net	(0.5)	(0.2)	(0.6)	(1.1)	(0.4)	(0.8)
Provision for income taxes	$10.4	29.2%	$12.1	21.8%	$12.0	23.3%

The comparison of our effective income tax rate in 2005 compared with 2004 was impacted by adjustments in 2005 and 2004 to valuation allowances recorded against deferred income tax assets. The 2005 provision resulted from the effects of a domestic loss in 2005 on foreign tax credit carryforwards, the benefit of which is not currently expected to be fully realized prior to expiration of the credits. The comparison was also impacted by the adjustments to 2004 related to the change in French statutory tax rate enacted in 2004 and a benefit related to a favorable court decision in a French tax bond case.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The comparison of our effective income tax rate in 2004 compared with 2003 was impacted by adjustments in 2004 to valuation allowances recorded against deferred income tax assets as a result of realization of foreign tax credit carryforwards utilized in our 2003 U.S. federal income tax return and changes in our expectations as to the realization of such assets due to changes in estimates of our U.S. income tax situation and an increase in the carryforward period of foreign tax credits from 5 years to 10 years provided in the American Jobs Creation Act of 2004. Additionally, we recorded income tax benefits from a decrease in the French statutory corporate income tax rate enacted in December 2004, which decreased from 35.3 percent for 2004 to 34.8 percent in 2005 and to 34.3 percent in 2006 and beyond, that reduced the net deferred income tax liability and from the recovery of prior year taxes in France related to a favorable November 2004 court ruling.

Included in the $3.2 million, $3.5 million and $2.4 million favorable effects of other foreign taxes, net in 2005, 2004 and 2003, respectively, were net benefits of $2.5 million, $3.0 million and $1.6 million, respectively, from restructuring of our foreign operations implemented in the second quarter of 2003, which provides net foreign tax deductions for which income tax benefits have been recognized.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax assets (liabilities) were comprised of the following (dollars in millions):

	December 31,
	2005	2004
Current deferred income tax assets attributable to:
Inventories	$1.3	$0.1
Postretirement and other employee benefits	1.3	1.7
Other accrued liabilities	2.7	3.0
Other	2.0	1.0
Net current deferred income tax assets	$7.3	$5.8
Noncurrent deferred income tax assets attributable to:
Operating loss and tax credit carryforwards	$11.2	$10.8
Postretirement and other employee benefits	16.5	16.6
Accumulated depreciation and amortization	(12.8)	(14.8)
Valuation allowances	(5.3)	(5.8)
Other	2.4	3.5
Net noncurrent deferred income tax assets	$12.0	$10.3
Noncurrent deferred income tax liabilities attributable to:
Accumulated depreciation and amortization	$(54.0)	$(55.7)
Operating loss and tax credit carryforwards	15.9	15.5
Postretirement and other employee benefits	2.2	3.4
Other	(4.3)	(2.5)
Net noncurrent deferred income tax liabilities	$(40.2)	$(39.3)

The net noncurrent deferred income tax assets relate to the U.S., Philippines and Spanish tax jurisdictions and the net noncurrent deferred income tax liabilities relate to the French, Brazilian, Indonesian and Canadian tax jurisdictions. Total deferred income tax assets were $59.5 million and $54.7 million at December 31, 2005 and 2004, respectively. Total deferred income tax liabilities were $80.4 million and $77.9 million at December 31, 2005 and 2004, respectively.

Under French tax law, net operating loss carryforwards, or NOLs, incurred through December 31, 1994 by SMF subsidiaries unrelated to our businesses were retained by SMF as of January 1, 1995 following SMF’s distribution of those subsidiaries to Kimberly-Clark in the 1995 spin-off of Schweitzer-Mauduit. In addition to SMF’s remaining NOLs, NOLs were generated during 2003, 2004 and 2005 by the SMH tax group in France, by SWM-B in 2005 and by SM-Spain since its formation in 1997.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the changes in our NOLs and the related noncurrent deferred income tax asset and valuation allowance for the years ended December 31, 2005, 2004 and 2003 (dollars in millions):

		Total	Valuation	Net
	NOLs	Asset	Allowance	Asset
Amount at December 31, 2002	$67.0	$23.7	$(8.2)	$15.5
French valuation allowance adjustments, net	(13.1)	(4.6)	6.9	2.3
2003 utilization, net of generated	(14.5)	(5.2)	—	(5.2)
Currency translation effect	11.0	3.8	(1.1)	2.7
Amount at December 31, 2003	50.4	17.7	(2.4)	15.3
2004 utilization, net of generated	(1.3)	(0.5)	(0.1)	(0.6)
Decrease in French income tax rate	—	(0.4)	—	(0.4)
Currency translation effect	4.0	1.5	(0.3)	1.2
Amount at December 31, 2004	53.1	18.3	(2.8)	15.5
2005 generated, net of utilization	7.9	2.6	(0.1)	2.5
Currency translation effect	(6.8)	(2.5)	0.4	(2.1)
Amount at December 31, 2005	$54.2	$18.4	$(2.5)	$15.9

Under current tax laws governing the tax jurisdictions in which we have NOLs, remaining NOLs in France and Brazil carry forward indefinitely and NOLs in Spain expire the later of 10 years subsequent to the year generated or 10 years subsequent to the first year of taxable income in Spain (which was 2000). Of the $54.2 million of NOLs still available at December 31, 2005, $5.7 million, $0.9 million, $0.2 million and $0.4 million will expire in 2010, 2012, 2014 and 2015, respectively, if not utilized against taxable income in Spain. The remaining $47.0 million of NOLs are in France and Brazil and have no expiration date. Valuation allowances related to NOLs in Spain totaled $2.5 million as of December 31, 2005, fully reserving the related deferred tax asset in Spain and reducing the net assets to zero, the amount which is estimated to be realizable through utilization of the NOLs. Although realization is not assured, we believe it is more likely than not that the net deferred tax asset of $15.9 million, all of which relates to the NOLs in France and Brazil, will be realized. However, that amount could change if, among other considerations, estimates of future taxable income or income tax regulations or interpretations change during the carryforward periods.

The following table summarizes the deferred income tax assets related to operating loss (shown above) and tax credit carryforwards and associated valuation allowances as of December 31, 2005 (dollars in millions):

	Total	Valuation	Net
	Asset	Allowance	Asset
Net operating loss carryforwards	$18.4	$(2.5)	$15.9
Foreign tax credit carryforwards	3.1	(1.5)	1.6
Federal research and U.S. states tax credit carryforwards	2.7	(1.3)	1.4
Federal AMT credit carryforwards	2.9	—	2.9
	$27.1	$(5.3)	$21.8

In addition to the NOLs above, we have generated foreign tax credits in excess of the amount of foreign tax credits utilized in our U.S. federal income tax returns, as well as federal research credits, certain state credits, primarily for investments in fixed assets in those states, and federal alternative minimum tax, or

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AMT, credits. The amount of cumulative excess foreign tax credits, including estimates of credits expected to be generated and utilized in 2005, totaled $3.1 million at December 31, 2005. These credits carryforward 10 years from the date generated based on provisions of the American Jobs Creation Act of 2004, and because of this extended carryforward period, and the current and forecasted profitability of our U.S. business operations, we currently foresee being able to realize a financial benefit from a portion of these foreign tax credits prior to their expiration. These assets were partially reserved at December 31, 2005 with a valuation allowance of $1.5 million. The federal research credits and various U.S. state credits are estimated to total $2.7 million as of December 31, 2005, of which we have estimated that $1.4 million of these credits will be realized prior to their expiration and thus have a valuation allowance of $1.3 million at December 31, 2005. Our federal AMT credits, related to our filed 2004 and prior year tax returns, totaled $2.9 million at December 31, 2005. These federal AMT credits carry forward indefinitely and no valuation allowance has been recorded.

Note 5. Postretirement and Other Benefits

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

In July 2005, the decision was made and communicated to all affected U.S. salaried employees that benefits related to our defined benefit pension plan in the United States would be frozen as of December 31, 2005. This action is expected to reduce our annual pension expense and pension fund contribution requirements. The plan has not been terminated and benefits accrued as of December 31, 2005 will continue to be paid in accordance with the plan terms. Allowable employee contributions and our employer matching percentage for our defined contribution, or 401(k), plan were modified to partially offset the resulting salaried employee pension benefit reduction.

The action included suspending the plan so U.S. salaried employees do not earn additional benefits for future service (years or earnings) beginning January 1, 2006. This suspension of additional benefits for future service qualified this action for curtailment under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

This action necessitated a remeasurement of our accumulated benefit obligation under our U.S. pension plan and resulted in a curtailment gain in 2005. As part of this interim remeasurement, we decreased our discount rate assumption from 5.75 percent to 5.25 percent to reflect recent changes in the market interest rates. Turnover and retirement assumptions were modified to reflect a recently completed demographic assumption study of SWM. Additionally, the mortality table assumption was also reviewed and updated to a more current mortality table. Annual investment rate of return and wage rate increase assumptions remained consistent with those previously disclosed.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Our Canadian retirement benefit plan assets and liabilities are immaterial and therefore are not included in the following disclosures. Our U.S. employee pension plans accounted for approximately 70 percent of our total pension plan assets and total accumulated benefit obligations, as of December 31, 2005.

As of December 31, 2005, there were a total of 537 active employees covered by the plan’s final average pay benefit formula and 223 active employees covered by the plan’s cash balance benefit formula. There were also a total of 261 plan participants collecting monthly benefits under the plan’s final average pay benefit formula.

The U.S. segment also has unfunded healthcare and life insurance benefit plans which cover substantially all of our retirees. Certain employees, who were “grandfathered” and retained benefits under the terms of our plans prior to certain past amendments, receive retiree healthcare coverage at rates we subsidize. For other eligible employees, retiree healthcare coverage access is offered at full cost to the retiree. The postretirement healthcare plans include a limit on our share of costs for current and future retirees. Our retiree life insurance plans are noncontributory. Our Canadian postretirement benefits liability is immaterial and therefore is not included in the following disclosures.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use a measurement date of December 31 for our pension and other postretirement healthcare and life insurance benefit plans. The funded status of these U.S. plans as of December 31, 2005 and 2004 was as follows (our postretirement healthcare and life insurance benefit plans are unfunded) (dollars in millions):

			Healthcare and
	Pension Benefits		Life Insurance Benefits
	2005	2004	2005	2004
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$107.5	$95.7	$14.7	$14.2
Service cost	2.7	2.7	0.3	0.3
Interest cost	6.4	6.0	0.8	0.9
Actuarial losses	4.6	7.1	0.1	0.8
Plan amendments	—	—	(0.6)	—
Participant contributions	—	—	0.3	0.2
Curtailment benefit	(4.3)	—	—	—
Gross benefits paid	(4.2)	(4.0)	(1.9)	(1.7)
Projected benefit obligation at end of year	$112.7	$107.5	$13.7	$14.7
Change in Plan Assets:
Fair value of plan assets at beginning of year	$67.5	$62.8	$—	$—
Actual return on plan assets	4.7	6.9	—	—
Employer contributions	9.4	1.8	1.6	1.5
Participant contributions	—	—	0.3	0.2
Gross benefits paid	(4.2)	(4.0)	(1.9)	(1.7)
Fair value of plan assets at end of year	$77.4	$67.5	$—	$—
Funded status at end of year	$(35.3)	$(40.0)	$(13.7)	$(14.7)
Unrecognized actuarial losses	37.4	38.1	2.2	2.1
Unrecognized prior service cost and net transition obligation	(0.2)	(1.1)	(0.9)	(0.6)
Net accrued asset (liability)	$1.9	$(3.0)	$(12.4)	$(13.2)
Amounts recognized in the balance sheet consist of:
Accrued asset (liability)	$1.9	$(3.0)	$(12.4)	$(13.2)
Additional minimum liability	(29.1)	(27.5)	—	—
Accumulated other comprehensive loss	29.1	27.5	—	—
Net asset (liability) recognized in the balance sheet	$1.9	$(3.0)	$(12.4)	$(13.2)

The projected and accumulated pension benefit obligations exceeded the fair value of pension plan assets for all of our U.S. defined benefit pension plans as of December 31, 2005 and 2004, as follows (dollars in millions):

	2005	2004
Projected benefit obligation	$112.7	$107.5
Accumulated benefit obligation	104.6	97.6
Fair value of plan assets	77.4	67.5

Assumptions are used to determine our benefit obligations. The rate used to discount our projected future benefit obligations back to a present value is called the discount rate. The discount rate fluctuates from

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

year to year based on current market interest rates for high-quality fixed-income investments. We also evaluate the expected average duration of our pension obligations in determining our discount rate. A change in the discount rate assumption of 0.25 percent would change our estimated 2006 U.S. pension expense by approximately $0.2 million. An assumed long-term rate of compensation increase is also used to determine the projected benefit obligations. The weighted average assumptions used to determine benefit obligations as of December 31, 2005 and 2004 were as follows:

			Healthcare and
	Pension Benefits		Life Insurance Benefits
	2005	2004	2005	2004
Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	3.50%	3.50%	—	—

For purposes of measuring the postretirement healthcare benefit obligation, the following assumptions were used at December 31, 2005 and 2004:

	2005	2004
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2009	2008

A 1-percentage point increase or decrease in the healthcare cost trend rate would have a nominal effect on the total of the service and interest cost components of the postretirement benefit obligation, as well as the total postretirement benefit obligation, at December 31, 2005.

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

The components of net pension and postretirement healthcare and life insurance benefit costs for U.S. employees for the years ended December 31, 2005, 2004 and 2003 were as follows (dollars in millions):

	Pension Benefits			Healthcare and Life Insurance Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$2.7	$2.7	$2.4	$0.3	$0.3	$0.2
Interest cost	6.4	6.0	5.6	0.7	0.9	0.9
Expected return on plan assets	(6.7)	(6.2)	(6.0)	—	—	—
Amortizations and other	2.9	1.8	0.5	(0.1)	(0.1)	(0.1)
Curtailment credit	(0.8)	—	—	—	—	—
Net periodic benefit cost	$4.5	$4.3	$2.5	$0.9	$1.1	$1.0

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The expected long-term rate of return on plan assets is used to reduce the expected gross periodic cost of our benefits by that amount expected to be earned on assets of the plan. The expected long-term target rate of return on plan assets is based upon our projected investment mix of plan assets, the assumption that future returns will be close to the historical long-term rate of return experienced for equity and fixed income securities and a 10 to 15 year investment horizon, so that fluctuations in the interim should be viewed with appropriate perspective. A change in the long-term rate of return assumption of 0.25 percent would change our estimated 2006 U.S. pension expense by approximately $0.2 million. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Pension Benefits			Healthcare and Life Insurance Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.00%	6.50%	5.75%	6.00%	6.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	8.75%	—	—	—
Rate of compensation increase	3.50%	3.50%	3.50%	—	—	—

Our investment strategy with respect to our U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure the plans’ fiscal health. The primary goal of our pension plans is to maintain the highest probability of assuring future benefit payments to participants while providing growth of capital in real terms. To achieve this goal, the investment philosophy is to protect plan assets from large investment losses, particularly over time, while growing the assets as fast as prudently possible. While there cannot be complete assurance that the objectives will be realized, we believe that the likelihood of realizing the objectives is reasonably high based upon this investment philosophy. We have an investment committee that meets formally on a periodic basis to review the portfolio returns and to determine asset mix targets. U.S. pension plan assets target allocation by asset category for 2006 and actual allocation by asset category at December 31, 2005 and 2004 were as follows:

Asset Category	2006 Target	at December 31, 2005	at December 31, 2004
Cash and cash equivalents	0%	3%	0%
Equity securities*	65	66	65
Fixed income securities	25	21	25
Other	10	10	10
Total	100%	100%	100%

*                    Target allocation for equity securities for 2006 includes 10 percent in international equity securities and 10 percent in domestic small company equity securities with the balance of the allocation in domestic large company equity securities. None of our pension plan assets are targeted for investment in SWM stock, except that it is possible that one or more mutual funds held by the plan could hold shares of SWM.

We expect the following estimated undiscounted future pension and postretirement healthcare and life insurance benefit payments, which are to be made from pension plan and employer assets, net of amounts

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that will be funded from retiree contributions, and which reflect expected future service, as appropriate (dollars in millions):

		Healthcare and
	Pension Benefits	Life Insurance Benefits
2006	$5.1	$1.3
2007	5.5	1.2
2008	5.9	1.2
2009	6.5	1.2
2010	6.7	1.1
2011-2015	43.4	5.5

Although we will not be required to make cash contributions to our U.S. pension plan trust in 2006, we currently expect to contribute approximately $5 to $8 million during 2006 in order to help improve the funded status of these U.S. plans. We also expect to pay approximately $1.3 million during 2006 to cover our U.S. postretirement healthcare and life insurance benefit payments.

French Pension Benefits

In France, employees are covered under a government-administered program. Also, our French operations sponsor retirement indemnity plans, which pay a lump sum retirement benefit to all of our permanent employees who retire. In addition, our French operations sponsor a supplemental executive pension plan, which is designed to provide a retirement benefit up to 65 percent of final earnings, depending upon years of service, and the formula for which the employee is eligible. As of December 31, 2005, there were a total of 174 active and 9 retired employees in the supplemental executive pension plan. Plan assets are principally invested in the general asset portfolio of a French insurance company. We currently expect to contribute approximately $5 to $7 million to our French pension plans during 2006 in order to help improve the funded status of these plans.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use a measurement date of December 31 for our French pension plans. The funded status of these plans as of December 31, 2005 and 2004 was as follows (dollars in millions):

	2005	2004
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$45.6	$38.5
Service cost	1.7	1.8
Interest cost	1.9	1.9
Actuarial losses	0.1	1.7
Participant contributions	—	—
Gross benefits paid	(0.9)	(1.6)
Currency translation effect	(5.8)	3.3
Projected benefit obligation at end of year	$42.6	$45.6
Change in Plan Assets:
Fair value of plan assets at beginning of year	$26.3	$16.0
Actual return on plan assets	1.3	0.9
Employer contributions	4.3	9.0
Participant contributions	—	—
Gross benefits paid	(0.9)	(1.6)
Currency translation effect	(3.5)	2.0
Fair value of plan assets at end of year	$27.5	$26.3
Funded status at end of year	$(15.1)	$(19.3)
Unrecognized actuarial losses	17.6	20.6
Unrecognized prior service cost and net transition obligation	0.7	1.0
Net accrued asset	$3.2	$2.3
Amounts recognized in the balance sheet consist of:
Accrued asset	$3.2	$2.3
Additional minimum liability	(9.4)	(12.5)
Intangible asset	0.6	0.9
Accumulated other comprehensive loss	8.2	8.5
Net asset (liability) recognized in the balance sheet	$2.6	$(0.8)

The projected and accumulated pension benefit obligations exceeded the fair value of pension plan assets for all of our French defined benefit pension plans as of December 31, 2005 and 2004, as follows (dollars in millions):

	2005	2004
Projected benefit obligation	$42.6	$45.6
Accumulated benefit obligation	33.7	36.4
Fair value of plan assets	27.5	26.3

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average assumptions used to determine our French pension benefit obligations as of December 31, 2005 and 2004 were as follows:

	2005	2004
Discount rate	4.30%	5.75%
Rate of compensation increase	3.00%	3.50%

The components of net periodic pension costs for French employees for the years ended December 31, 2005, 2004 and 2003 were as follows (dollars in millions):

	2005	2004	2003
Service cost	$1.7	$1.8	$1.5
Interest cost	1.9	1.9	1.7
Expected return on plan assets	(1.4)	(1.0)	(0.8)
Amortizations and other	0.9	1.0	0.8
Net periodic pension cost	$3.1	$3.7	$3.2

The weighted average assumptions used to determine net periodic benefit costs for the French pension plans for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Discount rate	5.75%	5.25%	5.37%
Expected long-term rate of return on plan assets	4.75%	5.50%	5.25%
Rate of compensation increase	3.50%	3.50%	3.50%

Other Foreign Pension Benefits

In Brazil and Indonesia, employees are covered under a government-administered program. In the Philippines, the employee pension and postretirement benefits are not significant and therefore are not included.

Other Benefits

Substantially all of our U.S. employees have been given the opportunity to participate in a voluntary retirement savings plan. Under the plan, we match a portion of employee contributions. Employees may reallocate their respective account balances, including any balances in our common stock, amongst any number of the available investment choices under the plan provisions on a daily basis. Our cost under the plan reflected in the accompanying consolidated income statements was $1.0 million for 2005, 2004 and 2003. At December 31, 2005 and 2004, 500,000 shares of our common stock were reserved for issuance under the plan, none of which had been issued as of December 31, 2005. The shares may, at our option, be used to satisfy our liability for matching contributions.

We also provide U.S. executives, certain other key personnel and our directors the opportunity to participate in deferred compensation plans. Those participating employees can elect to defer a portion of their salaries and certain other compensation. Those participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as deferred stock unit credits. Our liability balance under these plans totaled $3.7 million and $3.5 million at December 31, 2005 and 2004, respectively, which is included on the consolidated balance sheet in Other Liabilities. In connection with

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

these plans, as well as our supplemental retirement and severance plans, we have a grantor trust into which we have contributed funds toward our future obligations under the various plans. Grantor trust investments are primarily in company-owned life insurance policies. The balance of grantor trust assets totaled $3.9 million and $3.2 million at December 31, 2005 and 2004, respectively, which is included in Other Assets on the consolidated balance sheet.

In accordance with French law, certain salaried employees in France may accumulate unused regular vacation and supplemental hours of paid leave that can be credited to an individual’s Compte Epargne Temps, or CET. The CET account may grow over an individual’s career and the hours accumulated may be withdrawn upon retirement or under other special circumstances at the individual’s then current rate of pay. The balance of our liability for this program reflected in the accompanying consolidated balance sheet in Other Liabilities was $5.1 million at December 31, 2005 and 2004.

Note 6. Stockholders’ Equity

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On December 9, 2005, the Board of Directors accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that have exercise prices above $30.00 per share. As a result, options to purchase approximately 300,000 shares of our common stock vested immediately, but no underlying shares will be transferable by officers prior to the original vesting schedule. In order to prevent unintended personal benefits to the company’s officers, restrictions will be imposed on any shares received through the exercise of accelerated options held by those individuals. These restrictions will prevent the sale of any shares received from the exercise of an accelerated stock option prior to the earlier of the original vesting date of the option or the individual’s termination of employment. Accelerated stock options held by the company’s officers represent approximately 90 percent of the total accelerated options. The Equity Participation Plan expired in 2005 and was not renewed. Stock options are not expected to be granted after 2005.

The following table presents stock option activity for the years 2005, 2004 and 2003:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	1,360,393	$21.54	1,585,639	$19.99	1,418,506	$19.20
Granted	200,100	32.79	187,900	30.24	228,200	24.60
Forfeited	(18,200)	29.10	(5,000)	23.19	(4,150)	19.05
Exercised	(379,701)	18.12	(408,146)	19.49	(56,917)	19.03
Outstanding at end of year	1,162,592	24.48	1,360,393	21.54	1,585,639	19.99
Options exercisable at year-end	1,054,312	$24.44	904,943	$19.02	1,087,874	$18.52
Weighted-average per share fair value of options granted during the year	$8.64		$9.86		$7.83

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted-		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$13.00 to $15.91	195,027	3.1 years	$15.57	195,027	$15.57
$19.35 to $20.90	122,644	5.0	19.39	122,644	19.39
$22.70 to $28.02	486,121	6.6	23.86	377,841	23.58
$30.17 to $34.55	358,800	8.4	31.89	358,800	31.89
$13.00 to $34.55	1,162,592	6.4 years	$24.48	1,054,312	$24.44

Restricted Stock Plan

Effective December 1999, we established a Restricted Stock Plan which is intended to promote our long-term financial success by attracting and retaining outstanding executive personnel and to motivate such personnel by means of restricted stock grants. The Compensation Committee of our Board of Directors selects participants and establishes the terms of any grant of restricted stock. Our Restricted Stock Plan provides that such a grant immediately transfers ownership rights in shares of our common stock to the recipient of the grant, including the right to vote the shares and to receive dividends thereon, at a share price established by the Compensation Committee in its discretion. The recipient’s continued ownership of and right to freely transfer the restricted stock is subject to such conditions on transferability and to such risks of forfeiture as are established by the Compensation Committee at the time of grant, which may include continued employment with us for a defined period, achievement of specified management performance objectives or other conditions established by the Compensation Committee. The number of shares, which may be issued under this Restricted Stock Plan, is limited to the lesser of 1,000,000 shares or the number of treasury shares held by us as of the date of any grant. No single participant may be awarded, in the aggregate, more than 50 percent of the shares authorized to be issued under the Restricted Stock Plan. As of December 31, 2005, 86,500 restricted shares had been issued under the Restricted Stock Plan most of which do not vest until 4 years of service from the date of the grant. As of December 31, 2005, 28,500 shares of issued restricted stock were not yet vested. The number of shares available for future awards is limited, as of December 31, 2005, to 913,500.

Basic and Diluted Shares Reconciliation

A reconciliation of the average number of common shares outstanding used in the calculations of basic and diluted net income per share follows (in thousands):

	December 31,
	2005	2004	2003
Average number of common shares outstanding	15,150.1	14,842.0	14,738.3
Dilutive effect of:
—stock options	248.6	499.9	318.1
—restricted stock	34.7	61.6	66.6
—directors’ deferred stock compensation	17.0	18.8	15.3
Average number of common and potential common shares outstanding	15,450.4	15,422.3	15,138.3

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were stock options outstanding that were not included in the calculation of diluted net income per share because their exercise price was greater than the average market price of the Company’s common stock during the respective periods, as summarized below (shares in thousands):

	December 31,
	2005	2004	2003
Average number of share equivalents not included	336.1	4.8	115.1
Weighted-average option price per share	$31.04	$33.78	$24.91
Expiration date of options	2008 to 2015	2008 to 2014	2006 to 2013
Options outstanding at year-end not included	590.0	3.5	6.5

Note 7. Commitments and Contingencies

Leases

Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2005 are less than $1.1 million annually over the next 5 years and thereafter. Rental expense under operating leases was $6.4 million for 2005, $4.9 million for 2004 and $4.3 million for 2003.

Other Commitments

A vendor of PdM operates a calcium carbonate plant on-site at the Quimperle, France mill. Under the terms of the agreement, which is currently scheduled to expire at the end of 2009, the annual minimum contractual commitment is at a quantity and price which would require $3.2 million of calcium carbonate purchases. Under this agreement, the net raw material price expected to be paid is less than the net price at which the raw material could otherwise be purchased, and thus the commitment is not expected to result in a loss. Our purchases for the mill in Quimperle were less than the minimum annual commitment level during 2002, which resulted in a dispute over invoice prices. PdM undertook efforts to mitigate the issues associated with the use of the slurry-form calcium carbonate, which is produced at the plant, such that PdM purchased the minimum annual commitment in 2003, 2004 and 2005. During 2004, a tentative agreement was reached with this vendor. This tentative agreement resolves disputed invoices regarding prior year per unit prices of calcium carbonate and extends the current agreement for an additional 5 years beyond the current 2009 expiration. During 2005, PdM paid the agreed upon amount to settle the disputed invoices, however the contract extension is still under negotiation at December 31, 2005.

In March 2004, LTRI, our 72 percent indirectly owned subsidiary in France, entered into an agreement with an energy cogeneration supplier whereby the supplier will construct and operate a cogeneration facility at the LTRI mill and supply steam which will be used in the operation of the mill. In April 2004, a similar agreement was entered into with the same supplier to install and operate a cogeneration facility at PdM. These agreements are expected to reduce the energy cost of these mills. The construction phase of the LTRI cogeneration facility was completed late in 2005 and the construction of the PdM cogeneration facility should be completed in late 2006, with the supplier bearing the capital cost of both projects. Following start-up of these facilities, LTRI and PdM will be committed to purchasing minimum annual amounts of steam generated by each of these facilities for a period of 15 years under the agreements. These minimum annual commitments together will total approximately $3 million. LTRI’s and PdM’s

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

current and expected requirements for steam are at levels that exceed the minimum levels under the respective contracts.

We enter into certain other immaterial contracts from time to time for the purchase of certain raw materials. We also enter into certain contracts for the purchase of equipment and related costs in connection with our ongoing capital projects, which, at December 31, 2005, totaled $0.4 million.

At our U.S. segment’s Lee Mills facility, we operate a machine that is owned by Kimberly-Clark. Ownership of the machine was retained by Kimberly-Clark in the 1995 spin-off of Schweitzer-Mauduit, International, Inc. as it is operated solely for the purpose of producing a proprietary product used as an in-process material by Kimberly-Clark. Under the contract for its continued operation, we essentially invoice Kimberly-Clark the actual costs of operating the machine, including allocations of indirect and fixed overhead costs. While the current term of the contract was scheduled to expire in December 2009, Kimberly-Clark gave notice of early termination on January 27, 2006, which under the contract began an 18 month termination period for the contract now ending in August 2007. While certain of the costs currently invoiced to Kimberly-Clark can be eliminated, we may be unable to eliminate a portion of the approximately $2 million of indirect and fixed overhead costs that are currently absorbed by that operation.

As of December 31, 2005, we had issued guarantee instruments in connection with certain agreements and as required by regulatory agencies in connection with certain of our ongoing obligations, as follows: (i) We issued a surety bond to the State of Massachusetts beginning in 1998 in the principal amount of $1.5 million related to our ongoing obligation for post-closure monitoring and maintenance of a landfill site. This surety bond has been replaced with a letter of credit for the same principal amount effective April 2003. We have a liability recorded at December 31, 2005 of $0.4 million based on our current estimate of the remaining costs to perform such post-closure care. (ii) Since 1995, we have issued an annual letter of credit to an insurance company, the current principal amount of which was $1.7 million as of December 31, 2005, in connection with our administration of our workers compensation claims in the United States, for which we have recorded a liability of $1.7 million at December 31, 2005. (iii) We began issuing a letter of credit to the Township of East Brunswick, New Jersey beginning in 1988, the current principal amount of which was $0.5 million as of December 31, 2005, in connection with our long-term obligation related to the municipality’s recovery of the cost of installation of a water line to our Spotswood mill, for which we have a recorded liability of $0.4 million at December 31, 2005. (iv) We have certain other letters of credit and surety bonds outstanding at December 31, 2005, which are not material either individually or in the aggregate.

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

The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. One of the 2 assessments, estimated at December 31, 2000 at approximately $9.1 million, related in part to tax periods that predated our acquisition of Pirahy and is covered in part by an indemnification from the sellers of

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pirahy, or Assessment 1 (case number 01121532-4). The second assessment pertains exclusively to periods that SWM-B owned the Pirahy mill, or Assessment 2 (case number 01121533-2). While SWM-B is primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owner under the indemnification.

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

In August and November 2003, the judges hearing the challenges in the State of Rio de Janeiro ruled in SWM-B’s favor in its suits to vacate Assessment 2 and Assessment 1, respectively (and case numbers 2001.001.064544-6 and 2001.001.115144-5, respectively), affirming the bases of SWM-B’s legal challenges of the Assessment. The State of Rio de Janeiro automatically appealed these favorable decisions. With regard to Assessment 2, in May 2004, the 1st Civil Chamber of the Court of Appeals of the State of Rio de Janeiro entered an order, published in June 2004, granting the State of Rio de Janeiro’s appeal of the lower court’s decision annulling Assessment 2 against SWM-B. The appellate court reached its decision based on a majority vote of the 3-judge panel, with 1 judge issuing a written dissenting opinion. Based on this dissenting opinion, in June 2004, SWM-B appealed to a different civil chamber. In March 2005, the 11th Civil Chamber of the Court of Appeals of the State of Rio de Janeiro also denied SWM-B’s appeal based on a majority vote. In June 2005, SWM-B appealed to the Superior Court of Justice and the Federal Supreme Court of Brazil. In November 2005, SWM-B filed a preliminary injunction at the Superior Court of Justice in order to prevent the enforcement of Assessment 2. The Superior Court of Justice granted SWM-B an order to suspend the enforcement of Assessment 2 until the ruling of the case by the Court. With regard to Assessment 1, in August 2004, the 9th Civil Chamber of the Court of Appeals of the State of Rio de Janeiro entered an order, published in October 2004, denying the State of Rio de Janeiro’s appeal of the lower court’s decision annulling Assessment 1 against SWM-B. The State of Rio de Janeiro

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

appealed this favorable decision to the Superior Court of Justice, which denied the appeal in August 2005. The State of Rio de Janeiro is now expected to appeal to the Federal Supreme Court of Brazil.

SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, since the final resolution involves presentation of the matter to the Supreme Court of Brazil, it is not likely to be finally resolved for several years. Based on the foreign currency exchange rate at December 31, 2005, the Assessment, as reduced in August 2001, totaled approximately $17.1 million as of December 31, 2005, of which approximately $7.9 million is covered by the above-discussed indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

In February 2004, SWM-B filed suit against the State of Rio de Janeiro in the 11th Court of Public sitting in Rio de Janeiro, Case No. 2004.001.02206-6, to recover ICMS credits previously reversed in 2000 following receipt of the Assessment. After the Assessment was filed against us, SWM-B changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of having received the August and November 2003 favorable lower court rulings to the above Assessment 2 and Assessment 1, respectively, SWM-B petitioned the court for permission to offset overpaid ICMS taxes against current tax liabilities. The amount of the claim totals approximately $1.7 million, based on the foreign currency exchange rate at December 31, 2005. During March 2004, the court rejected SWM-B’s claim, which decision SWM-B has appealed. As of December 31, 2005, no asset has been recorded for this potential recovery.

The Social Contribution for the Program of Social Integration, or PIS Semestralidade—the matter of Schweitzer-Mauduit do Brasil v. Federal Union in the Federal Regional Tribunal sitting in Rio de Janeiro, Case Number 2000.51.001617-8 (October 2, 2002).

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

SWM-B received a favorable decision on its request for a preliminary injunction in July 2002. This decision was confirmed on appeal in December 2004. In June 2005, the government filed a motion to amend the decision rendered in the appeal, which was denied. It was expected that the Federal Union would also file appeals to the Superior Court of Justice and ultimately to the Supreme Court of Brazil. In November 2005,

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the ruling in SWMB’s favor was confirmed and this litigation was transited in “rem judicatam” and was sent back to the 15th Federal Court sitting in Rio de Janeiro to be filed. There is no other possibility for any further appeal by the government, therefore SWM-B recorded a net gain of $1.3 million in the fourth quarter of 2005.

Imposto sobre Produtos Industrializados, or IPI, a form of federal value-added tax in Brazil. Schweitzer-Mauduit do Brasil v. Federal Union, Federal Regional Tribunal sitting in Rio de Janeiro, Case number 2004.51.04.000502-4 (March 5, 2004).

SWM-B instituted this action in order to recover credits on past and future purchases of raw materials that are exempt from IPI taxes or that carry an IPI tax rate of “0”. The recovery would be in the form of presumed credits that could be applied to offset other IPI tax liabilities. The action for recovery is based on the principle in Brazilian law of non-cumulative taxes. The Brazilian Supreme Court decided favorably in the case of materials with tax exemption. They considered that the acquisition of exempt material generated the right to the credit as if there was no exemption. The legal thesis would be the same for non-taxed materials and “0” taxed materials.

Independent of SWM-B’s action, the Brazilian Department of Justice has prepared a brief contesting the Supreme Court’s decisions on IPI credits, arguing for reversal on the grounds that the Supreme Court’s decisions on the IPI presumed tax credits effectively fashioned new law concerning the application of the principle of the non-cumulation of taxes and did not interpret existing law, such action being outside the jurisdiction of the court. While the government’s arguments may be well founded, it is considered unlikely that the Supreme Court will reverse itself on these recent rulings which passed with a strong majority vote of the judges. However, a number of new judges have joined the Supreme Court and there are significant social implications to the potential lost revenue for the government.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada. For these purposes, we incurred total capital expenditures of $1.0 million in 2005, and anticipate that we will incur approximately $1 million in 2006 and approximately $2 million in 2007, of which no material amount is the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

Note 8. Segment Information

General Information

We operate and manage 3 reportable segments: United States, or U.S., France and Brazil. These segments are based on the geographical location of our manufacturing operations. These business segments manufacture and sell cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette, reconstituted tobacco products and paper products used in cigarette packaging, as well as certain non-tobacco industry products. While the products are similar in each segment, they vary based on customer requirements and the manufacturing capabilities of each of the operations. The Philippine and Indonesian financial results are included in the French business segment because the results of the Philippine and Indonesian operations are not material for segment reporting purposes and since the products of the Philippine and Indonesian businesses are coordinated with sales of our French operations in southeast Asia. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

Tobacco industry products comprised 92 to 93 percent of our consolidated net sales in the periods presented. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information about Sales, Profit and Assets

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). We primarily evaluate segment performance and allocate resources based on operating profit (loss), that represents revenue less operating and nonmanufacturing expenses, and cashflow.

For purposes of the segment disclosure in the following tables, the term “United States” includes operations in the United States and Canada. The Canadian operations only produce flax fiber used as a raw material in the U.S. operations. The term “France” includes operations in France, the Philippines beginning in 2005 and Indonesia beginning in 2004 because the results of the Philippine and Indonesian operations, which were acquired in June 2005 and February 2004, respectively, are not material for segment reporting purposes and their sales are integrated with sales of our French operations in southeast Asia. Sales of products between segments are made at market prices and elimination of these sales is referred to in the following tables as intersegment sales. Expense amounts not associated with segments are referred to as unallocated expenses. Assets reported by segment represent assets which are directly used by that segment. Unallocated items and eliminations, net include immaterial balances of our holding company in Spain.

(dollars in millions)	Net Sales
	2005		2004		2003
France	$416.0	62.1%	$427.0	65.0%	$352.9	62.3%
United States	215.2	32.1	196.5	29.9	183.1	32.3
Brazil	60.2	9.0	50.2	7.6	44.9	7.9
Subtotal	691.4	103.2	673.7	102.5	580.9	102.5
Intersegment sales by
France	(13.6)	(2.0)	(11.2)	(1.7)	(11.2)	(2.0)
United States	(1.1)	(0.2)	(1.1)	(0.2)	(0.7)	(0.1)
Brazil	(6.9)	(1.0)	(3.9)	(0.6)	(2.1)	(0.4)
Subtotal	(21.6)	(3.2)	(16.2)	(2.5)	(14.0)	(2.5)
Consolidated	$669.8	100.0%	$657.5	100.0%	$566.9	100.0%

	Operating Profit						Total Assets
	2005		2004		2003		2005		2004
France	$44.6	113.5%	$60.1	104.1%	$53.6	99.4%	$388.3	56.2%	$425.1	59.3%
United States	(0.7)	(1.8)	0.9	1.6	2.0	3.7	230.0	33.3	229.0	31.9
Brazil	0.6	1.5	4.5	7.8	5.2	9.7	72.5	10.5	63.0	8.8
Subtotal	44.5	113.2	65.5	113.5	60.8	112.8	690.8	100.0	717.1	100.0
Unallocated items and eliminations, net	(5.2)	(13.2)	(7.8)	(13.5)	(6.9)	(12.8)	—	—	—	—
Consolidated	$39.3	100.0%	$57.7	100.0%	$53.9	100.0%	$690.8	100.0%	$717.1	100.0%

	Capital Spending						Depreciation and Amortization
	2005		2004		2003		2005		2004		2003
France	$11.6	61.7%	$21.2	45.4%	$77.8	84.6%	$21.2	53.7%	$20.0	54.8%	$14.7	47.9%
United States	4.6	24.5	12.7	27.2	8.3	9.0	14.6	37.0	14.4	39.5	14.2	46.2
Brazil	2.6	13.8	12.8	27.4	5.9	6.4	3.7	9.3	2.1	5.7	1.8	5.9
Consolidated	$18.8	100.0%	$46.7	100.0%	$92.0	100.0%	$39.5	100.0%	$36.5	100.0%	$30.7	100.0%

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information about Geographic Areas

Long-lived assets, excluding deferred income tax assets and certain other deferred charges, were $242.3 million, $134.0 million and $44.9 million in France, the United States and Brazil, respectively, as of December 31, 2005, and $278.8 million, $144.0 million and $40.5 million in France, the United States and Brazil, respectively, at December 31, 2004.

For purposes of the geographic disclosure in the following table, net sales are attributed to geographic locations based on the location of our direct customers (dollars in millions).

	Net Sales
	2005	2004	2003
Europe and the former Commonwealth of Independent States	$286.4	$288.4	$257.7
United States	163.9	161.0	147.7
Asia/Pacific (including China)	109.2	117.6	81.3
Latin America	67.4	55.9	52.9
Other foreign countries	42.9	34.6	27.3
Consolidated	$669.8	$657.5	$566.9

Note 9. Major Customers

Two of our customers have accounted for a significant portion of our net sales in the periods presented in the financial statements, and the loss of one or both such customers, or a significant reduction in one or both of these customers’ purchases, could have a material adverse effect on our results of operations. Net sales to Altria Group, Inc., or AGL, including Philip Morris USA Inc. and Philip Morris International Inc., or collectively Philip Morris, together with its affiliates and designated converters, accounted for 33 percent of total consolidated net sales for the year ended December 31, 2005 and 30 percent in each of the years ended December 31, 2004 and 2003. Net sales to British American Tobacco p.l.c., or BAT, including its Brazilian subsidiary Souza Cruz S.A., or Souza Cruz, together with its affiliates and designated converters, accounted for 16, 18 and 19 percent of consolidated net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Each of our segments reported sales to these customers for each of the respective periods reported above.

We had sales to the minority shareholder of LTRI of $27.9 million, $28.6 million and $23.3 million in 2005, 2004 and 2003, respectively.

Our consolidated accounts receivable at December 31, 2005 and 2004 included balances from AGL and BAT, together with their respective affiliates and designated converters. The percentage of these customers’ balances of consolidated accounts receivable is less than each of their respective percentages of consolidated net sales.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect the tobacco products industry in general.

Note 10. Supplemental Disclosures

Analysis of Allowances for Doubtful Accounts and Sales Discounts:

	Balance at Beginning of Period	Charged to Expense	Write-offs and Discounts	Currency Translation	Balance at End of Period
	(dollars in millions)
As of December 31, 2005
Allowance for doubtful accounts	$0.5	$0.1	$(0.1)	$—	$0.5
Allowance for sales discounts	—	0.1	(0.1)	—	—
Total	$0.5	$0.2	$(0.2)	$—	$0.5
As of December 31, 2004
Allowance for doubtful accounts	$0.5	$0.1	$(0.1)	$—	$0.5
Allowance for sales discounts	—	0.1	(0.1)	—	—
Total	$0.5	$0.2	$(0.2)	$—	$0.5
As of December 31, 2003
Allowance for doubtful accounts.	$0.5	$0.1	$(0.2)	$0.1	$0.5
Allowance for sales discounts	—	0.1	(0.1)	—	—
Total	$0.5	$0.2	$(0.3)	$0.1	$0.5

Supplemental Cash Flow Information

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in millions)
Interest paid	$5.7	$3.6	$3.0
Interest capitalized	—	0.2	0.7
Income taxes paid(1)	7.1	9.8	9.8

(1)          The SMF consolidated tax group paid only nominal amounts of minimum required income taxes in all periods presented due to net operating loss carryforwards retained in the 1995 spin-off.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Quarterly Financial Information (Unaudited)

The following tables summarize our unaudited quarterly financial data for the years ended December 31, 2005 and 2004 (dollars in millions, except per share amounts):

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$160.6	$168.2	$165.7	$175.3	$669.8
Gross Profit	24.1	26.2	24.4	22.6	97.3
Operating Profit	9.6	10.7	10.7	8.3	39.3
Net Income	$5.0	$5.8	$5.8	$2.8	$19.4
Net Income Per Share
Basic	$0.33	$0.39	$0.38	$0.18	$1.28
Diluted	$0.32	$0.38	$0.37	$0.19	$1.26

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$159.9	$161.6	$164.1	$171.9	$657.5
Gross Profit	29.1	29.6	31.6	31.8	122.1
Operating Profit	12.2	14.0	16.7	14.8	57.7
Net Income	$6.5	$8.7	$10.3	$10.9	$36.4
Net Income Per Share
Basic	$0.44	$0.58	$0.69	$0.74	$2.45
Diluted	$0.42	$0.56	$0.67	$0.71	$2.36

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations, their changes in stockholders’ equity and their cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Atlanta, Georgia
March 3, 2006

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

Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Last year the Chief Executive Officer submitted a Section 12(a) CEO Certification to the NYSE and the Chief Executive Officer and Chief Financial Officer submitted the certification required under Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to the Form 10-K filed on March 7, 2005.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Schweitzer-Mauduit International, Inc. have been detected.  As of December 31, 2005, we had no material weaknesses based on our tests using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche, LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that Schweitzer-Mauduit International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flow for the year ended December 31, 2005 of the Company and our report dated March 3, 2006 expressed an unqualified opinion on those financial statements.

Atlanta, Georgia
March 3, 2006

Item 9B.               Other Information

Not applicable.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Directors and Executive Officers

Information concerning our directors is hereby incorporated by reference to our Proxy Statement, dated March 16, 2006. Information with respect to our executive officers is set forth in Part I of this Form 10-K under the caption, “Executive Officers.” Executive officers of Schweitzer-Mauduit are elected to hold office until the next annual meeting of the Board of Directors following the annual meeting of stockholders and until election of successors, subject to removal by the Board. There are no family relationships between any of the directors, or any of our executive officers.

Audit Committee Financial Expert

We have a standing audit committee, or the Audit Committee, in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of Messrs. Kujawa (Chairman), Caldabaugh and Iraola. The Board of Directors has determined that Messrs. Kujawa, Caldabaugh and Iraola are “independent” as defined under Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act and by the NYSE Independence Standards. The Board of Directors has also determined that Messrs. Kujawa, Caldabaugh and Iraola each qualify as an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10 percent of a registered class of our equity securities to file reports with the Securities and Exchange Commission regarding beneficial ownership of Common Stock and other equity securities of the Corporation. Officers, directors and greater than 10 percent stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Information concerning Section 16(a) beneficial ownership reporting is hereby incorporated by reference to our Proxy Statement, dated March 16, 2006.

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

Corporate Governance Documents

We make available free of charge on our Internet Web site at www.schweitzer-mauduit.com, and in print to any shareholder who requests, our Code of Conduct, Corporate Governance Guidelines, Independence Standards for Directors, Nominating and Corporate Governance Committee Charter, Audit Committee Charter and Compensation Committee Charter. Requests for copies may be directed to the Investor Relations Department at our corporate headquarters.

Item 11.      Executive Compensation

The information in the section of the 2006 Proxy Statement captioned “Executive Compensation,” except the item captioned “Compensation Committee Report,” is incorporated in this Item 11 by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the sections of the 2006 Proxy Statement captioned “Security Ownership of Management” and “Security Ownership of Certain Beneficial Holders” is incorporated in this Item 12 by reference.

Item 13.                 Certain Relationships and Related Transactions

The information in the section of the 2006 Proxy Statement captioned “Certain Transactions and Business Relationships” is incorporated in this Item 13 by reference.

Item 14.                 Principal Accountant Fees and Services

The information in the section of the 2006 Proxy Statement captioned “Audit Committee Report” is incorporated in this Item 14 by reference.

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

10.12.7

Amendment No. 6 to the Second Amended and Restated Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of December 31, 2004† (incorporated by reference to Exhibit 10.12.7 to Form 10-K for the year ended December 31, 2004).

10.12.8

Amendment No. 5 to the Amended and Restated Addendum to Fine Papers Supply Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc., effective as of December 31, 2004† (incorporated by reference to Exhibit 10.12.8 to Form 10-K for the year ended December 31, 2004).

* 10.12.9	Amendment No. 7 to the Second Amended and Restated Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of December 31, 2005†.
*10.12.10	Amendment No. 6 to the Amended and Restated Addendum to Fine Papers Supply Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc., effective as of December 31, 2005†.
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

10.14.2	Amendment No. 1, dated January 30, 2003, to the Credit Agreement (incorporated by reference to Exhibit 10.14.2 to Form 10-K for the year ended December 31, 2002).
10.14.3	Amendment No. 2, dated January 29, 2004, to the Credit Agreement (incorporated by reference to Exhibit 10.14.3 to Form 10-K for the year ended December 31, 2003).

10.14.4	Amendment No. 3, dated January 27, 2005, to the Credit Agreement (incorporated by reference to Exhibit 10.14.4 to Form 10-K for the year ended December 31, 2004).
* 10.14.5	Amendment No. 4, dated January 26, 2006, to the Credit Agreement.
10.15	Deferred Compensation Plan No. 2 for Non-Employee Directors (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2004).
10.16	Deferred Compensation Plan No. 2, effective January 1, 2005 (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2004).
* 10.17	Summary of Non-Management Director Compensation.
* 10.18	Summary of Executive Officer Compensation.
10.19	Schweitzer-Mauduit International, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2004).
10.20	Schweitzer-Mauduit International, Inc. Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2004).
10.21	Schweitzer-Mauduit International, Inc. Stock Option Agreement (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2004).
10.22	Schweitzer-Mauduit International, Inc. Restricted Stock Option Agreement (incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended December 31, 2004).
14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended December 31, 2003).
* 21	Subsidiaries of the Company.
* 23	Consent of Independent Registered Public Accounting Firm.
* 24.1	Powers of Attorney.
* 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. F

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
	By:	/s/ WAYNE H. DEITRICH
Wayne H. Deitrich Chairman of the Board and Chief Executive Officer
Dated: March 3, 2006		(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ WAYNE H. DEITRICH	Chairman of the Board and	March 3, 2006
Wayne H. Deitrich	Chief Executive Officer (principal executive officer)
/s/ PAUL C. ROBERTS	Chief Financial Officer	March 3, 2006
Paul C. Roberts	and Treasurer (principal financial officer)
/s/ WAYNE L. GRUNEWALD	Controller	March 3, 2006
Wayne L. Grunewald	(principal accounting officer)
*	Director	March 3, 2006
Claire L. Arnold
*	Director	March 3, 2006
K.C. Caldabaugh
*	Director	March 3, 2006
Laurent G. Chambaz
*	Director	March 3, 2006
Manuel J. Iraola
*	Director	March 3, 2006
Richard D. Jackson
*	Director	March 3, 2006
Leonard J. Kujawa
*	Director	March 3, 2006
Larry B. Stillman

*By:	/s/ JOHN W. RUMELY, JR.	March 3, 2006
John W. Rumely, Jr. Attorney-In-Fact