Form 10-K/A
period 2005-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2006-03-22
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

There were 15,433,132 shares of Common Stock issued and outstanding as of March 20, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE—AMENDMENT

This Amendment on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2006.  This Form 10-K/A is a technical amendment to add the conformed signature of our independent registered public accounting firm to their audit reports which appear in Items 8 and 9A.  The conformed signatures were previously inadvertently omitted from the electronically filed document.  The additions of these conformed signatures are the only changes to these Items 8 and 9A, which are filed herein in their entirety in accordance with the SEC’s rules and regulations.

Except as described above, no other changes have been made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as initially filed with the SEC on March 6, 2006, and except as described above, this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

/s/ DELOITTE & TOUCHE LLP

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

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 3, 2006

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

10.14.2	Amendment No. 1, dated January 30, 2003, to the Credit Agreement (incorporated by reference to Exhibit 10.14.2 to Form 10-K for the year ended December 31, 2002).
10.14.3	Amendment No. 2, dated January 29, 2004, to the Credit Agreement (incorporated by reference to Exhibit 10.14.3 to Form 10-K for the year ended December 31, 2003).
10.14.4	Amendment No. 3, dated January 27, 2005, to the Credit Agreement (incorporated by reference to Exhibit 10.14.4 to Form 10-K for the year ended December 31, 2004).
* 10.14.5	Amendment No. 4, dated January 26, 2006, to the Credit Agreement.
10.15	Deferred Compensation Plan No. 2 for Non-Employee Directors (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2004).
10.16	Deferred Compensation Plan No. 2, effective January 1, 2005 (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2004).
* 10.17	Summary of Non-Management Director Compensation.
* 10.18	Summary of Executive Officer Compensation.
10.19	Schweitzer-Mauduit International, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2004).
10.20	Schweitzer-Mauduit International, Inc. Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2004).
10.21	Schweitzer-Mauduit International, Inc. Stock Option Agreement (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2004).
10.22	Schweitzer-Mauduit International, Inc. Restricted Stock Option Agreement (incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended December 31, 2004).
14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended December 31, 2003).
* 21	Subsidiaries of the Company.
** 23	Consent of Independent Registered Public Accounting Firm.
* 24.1	Powers of Attorney.
** 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
** 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
** 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. F

*       Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission on March 6, 2006.

**             Filed herewith.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
	By:	/s/ WAYNE H. DEITRICH
Wayne H. Deitrich Chairman of the Board and Chief Executive Officer
Dated: March 22, 2006		(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ WAYNE H. DEITRICH	Chairman of the Board and	March 22, 2006
Wayne H. Deitrich	Chief Executive Officer (principal executive officer)
/s/ PAUL C. ROBERTS	Chief Financial Officer	March 22, 2006
Paul C. Roberts	and Treasurer (principal financial officer)
/s/ WAYNE L. GRUNEWALD	Controller	March 22, 2006
Wayne L. Grunewald	(principal accounting officer)
*	Director	March 22, 2006
Claire L. Arnold
*	Director	March 22, 2006
K.C. Caldabaugh
*	Director	March 22, 2006
Laurent G. Chambaz
*	Director	March 22, 2006
Manuel J. Iraola
*	Director	March 22, 2006
Richard D. Jackson
*	Director	March 22, 2006
Leonard J. Kujawa
*	Director	March 22, 2006
Larry B. Stillman

*By:	/s/ JOHN W. RUMELY, JR.	March 22, 2006
John W. Rumely, Jr. Attorney-In-Fact