Form 10-Q
period 2006-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2006-05-10
CIK 1000623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 15,437,163 shares of Common Stock, par value $0.10 per share, of the registrant outstanding as of May 8, 2006.

TABLE OF CONTENTS

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Report of Independent Registered Public Accounting Firm

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

EX 15	Letter from Deloitte & Touch LLP regarding unaudited interim financial information

EX 31.1	Section 302 Certification of CEO

EX 31.2	Section 302 Certification of CFO

EX 32	Section 906 Certification of CEO and CFO

PART I

ITEM 1.               FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005

Net Sales	$165.4	$160.6
Cost of products sold	141.3	136.5

Gross Profit	24.1	24.1

Selling expense	5.6	6.2
Research expense	1.8	2.5
General expense	7.7	5.8
Total nonmanufacturing expenses	15.1	14.5

Operating Profit	9.0	9.6

Interest expense	1.4	1.3
Other income, net	—	0.6

Income Before Income Taxes and Minority Interest	7.6	8.9

Provision for income taxes	2.0	2.6

Income Before Minority Interest	5.6	6.3

Minority interest in earnings of subsidiaries	1.0	1.3

Net Income	$4.6	$5.0

Net Income Per Share

Basic	$0.30	$0.33

Diluted	$0.30	$0.32

Cash Dividends Declared Per Share	$0.15	$0.15

Weighted Average Shares Outstanding

Basic	15,354,400	15,010,100

Diluted	15,530,200	15,503,600

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$8.0	$5.1
Accounts receivable	99.2	99.8
Inventories	125.5	123.0
Other current assets	17.6	14.8
Total Current Assets	250.3	242.7

Property, Plant and Equipment, net	415.8	414.0
Other Assets	31.8	34.1

Total Assets	$697.9	$690.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current debt	$96.3	$30.0
Accounts payable	57.2	64.3
Accrued expenses	74.1	71.7
Current deferred revenue	6.0	6.0
Total Current Liabilities	233.6	172.0

Long-Term Debt	15.1	83.7
Deferred Income Tax Liabilities	42.1	40.2
Pension and Other Postretirement Benefits	38.0	38.1
Deferred Revenue	28.4	30.0
Other Liabilities	20.0	20.1
Minority Interest	15.2	13.8

Total Liabilities	392.4	397.9

Stockholders’ Equity
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 16,078,733 shares issued; 15,433,132 and 15,307,756 shares outstanding at March 31, 2006 and December 31, 2005, respectively)	1.6	1.6
Additional paid-in-capital	63.2	63.8
Common stock in treasury, at cost, 645,601 and 770,977 shares at March 31, 2006 and December 31, 2005, respectively	(13.0)	(15.6)
Retained earnings	284.0	281.8
Unearned compensation on restricted stock	—	(0.3)
Accumulated other comprehensive loss, net of tax	(30.3)	(38.4)

Total Stockholders’ Equity	305.5	292.9

Total Liabilities and Stockholders’ Equity	$697.9	$690.8

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME (LOSS)

 (dollars in millions, except per share amounts)

(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount

Balance, December 31, 2004	16,078,733	$1.6	$63.3	1,132,083	$(22.3)	$271.5	$(0.5)	$(21.0)	$292.6

Net income for the three months ended March 31, 2005						5.0			5.0
Adjustments to unrealized foreign currency translation								(8.2)	(8.2)
Comprehensive loss									(3.2)

Dividends declared ($0.15 per share)						(2.3)			(2.3)
Purchases of treasury stock				29,270	(1.0)				(1.0)
Restricted stock issuances				(3,500)	0.1				0.1
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(792)	—				—
Stock issued to directors from deferred compensation			0.1	(4,511)	0.1				0.2
Excess tax benefits of stock-based awards			0.6						0.6
Issuance of shares for options exercised	—	—	(0.3)	(235,770)	4.6	—	—	—	4.3

Balance, March 31, 2005	16,078,733	1.6	63.7	916,780	(18.5)	274.2	(0.4)	(29.2)	291.4

Net income for the nine months ended December 31, 2005						14.4			14.4
Adjustments to minimum pension liability								(0.2)	(0.2)
Adjustments to unrealized foreign currency translation								(9.0)	(9.0)
Comprehensive income									5.2

Dividends declared ($0.45 per share)						(6.8)			(6.8)
Restricted stock forfeitures				1,000	(0.1)				(0.1)
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(2,872)	0.1				0.1
Excess tax benefits of stock-based awards			0.4						0.4
Issuance of shares for options exercised	—	—	(0.3)	(143,931)	2.9	—	—	—	2.6

Balance, December 31, 2005	16,078,733	1.6	63.8	770,977	(15.6)	281.8	(0.3)	(38.4)	292.9

Net income for the three months ended March 31, 2006						4.6			4.6
Adjustments to unrealized foreign currency translation								8.1	8.1
Comprehensive income									12.7

Effect of adoption of new accounting standard			(0.3)				0.3		—
Dividends declared ($0.15 per share)						(2.4)			(2.4)
Restricted stock issuances			(0.5)	(24,500)	0.5				—
Restricted stock forfeitures			0.1	3,000	(0.1)				—
Stock-based compensation expense			0.1						0.1
Stock issued to directors as compensation				(1,476)	0.1				0.1
Excess tax benefits of stock-based awards			0.4						0.4
Issuance of shares for options exercised	—	—	(0.4)	(102,400)	2.1	—	—	—	1.7

Balance, March 31, 2006	16,078,733	$1.6	$63.2	645,601	$(13.0)	$284.0	$—	$(30.3)	$305.5

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in millions)

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Operations
Net income	$4.6	$5.0
Non-cash items included in net income
Depreciation and amortization	9.8	9.8
Amortization of deferred revenue	(1.6)	(2.1)
Deferred income tax benefit	(0.6)	(0.5)
Minority interest in earnings of subsidiaries	1.0	1.3
Other items	1.6	(0.7)
Net changes in operating working capital	(2.0)	(27.5)

Cash Provided by (Used for) Operations	12.8	(14.7)

Investing
Capital spending	(1.6)	(3.5)
Capitalized software costs	(0.2)	—
Other	(4.5)	(2.9)
Cash Used for Investing	(6.3)	(6.4)

Financing
Cash dividends paid to SWM stockholders	(2.4)	(2.3)
Changes in short-term debt	(9.1)	11.0
Proceeds from issuances of long-term debt	6.1	7.0
Payments on long-term debt	(0.4)	(0.4)
Purchases of treasury stock	—	(1.0)
Proceeds from exercise of stock options	1.7	4.3
Excess tax benefits of stock-based awards	0.4	—
Cash Provided by (Used for) Financing	(3.7)	18.6

Effect of Exchange Rate Changes on Cash	0.1	—

Increase (Decrease) in Cash and Cash Equivalents	2.9	(2.5)

Cash and Cash Equivalents at beginning of period	5.1	4.5

Cash and Cash Equivalents at end of period	$8.0	$2.0

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

We are the premier manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, and the leading independent producer of RTL used in producing blended cigarettes. We conduct business in over 90 countries and currently operate 11 production locations worldwide, with production facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission, or the SEC, and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America, or GAAP. However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on March 7, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of Schweitzer-Mauduit International, Inc. and our wholly owned, controlled majority-owned and financially controlled subsidiaries. Minority interest represents minority stockholders’ proportionate share of the equity in LTRI Industries S.A., or LTRI, and Schweitzer-Mauduit do Brasil S.A., or SWM-B. All significant intercompany balances and transactions have been eliminated.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. In the Consolidated Statements of Cash Flow, amounts relating to currency translation have been excluded from changes in operating working capital. Historically these amounts have not been significant when aggregated, however, recent increases in working capital and fluctuations in foreign currency exchange rates have increased the value related to each category of working capital. The net effects of the reclassifications on the Consolidated Statement of Cash Flow for the three month period ended March 31, 2005 were to increase Cash Used for Operations by $0.5 million, reduce Cash Used for Investing by $0.5 million, and on a separate line report the Effect of Exchange Rate Changes on Cash, which was none for the three month period ended March 31, 2005.

Share-Based Incentive Compensation

Accounting Prior to Adoption of SFAS  123R

Prior to the January 1, 2006 adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which revised SFAS 123, “Accounting for Stock Based Compensation,” and superseded Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” the Company accounted for stock-based compensation using the intrinsic value method under APB 25 and related Accounting Interpretations thereof as permitted by SFAS 123. SFAS 123 provided entities a choice of recognizing related compensation expense by adopting a fair value based method of accounting for stock compensation, including stock options to employees, or to measure compensation using the intrinsic value method under APB 25. Prior to January 1, 2006, we had elected to continue to measure compensation cost for stock compensation based on the intrinsic value method under APB 25. Payments in the form of our shares made to third parties, including our outside directors, were and still are recorded at fair value based on the market value of our common stock at the time of payment. Under APB 25, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” required presentation of pro forma net income and earnings per share as if we had accounted for our employee stock compensation under the fair value method of that statement.

For purposes of the pro forma disclosures, the estimated fair value of the stock compensation was amortized to expense over the vesting period. Under the fair value method, our net income and earnings per share would have been the pro forma amounts indicated below (dollars in millions, except per share amounts):

Three Months Ended, March 31, 2005
Net Income
As reported	$5.0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	0.3
Pro forma	$4.7
Basic net income per share
As reported	$0.33
Pro forma	$0.31
Diluted net income per share
As reported	$0.32
Pro forma	$0.30

Summary of Impact of SFAS 123R

As a result of adopting SFAS 123R on January 1, 2006, the Company’s pre-tax income and net income for the three month period ended March 31, 2006 were both lower by less than $0.1 million than what would have been reported under APB 25. Excess tax benefits recognized related to stock-based awards for the three months ended March 31,

2006 and 2005 were $0.4 million and $0.6 million, respectively. Prior to the adoption of SFAS 123R, we presented all excess tax benefits resulting from the exercise of stock-based awards as operating cash flows in the Consolidated Statements of Cash Flow. SFAS 123R requires the amounts of cash flow resulting from the tax benefits in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. Also, in connection with past awards of restricted stock, the unamortized compensation expense previously recognized as a reduction of stockholders’ equity in accordance with SFAS 123 was eliminated against additional paid-in-capital as of January 1, 2006 in accordance with SFAS 123R.

In prior years, we transitioned the primary form of our stock-based compensation from stock options to restricted stock, including the implementation of a restricted stock unit component within our Long-Term Incentive Plan beginning in 2006. Also, on December 9, 2005, the Board of Directors accelerated vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that had exercise prices above $30.00 per share. As a result, options to purchase approximately 300,000 shares of our common stock vested immediately, but no underlying shares will be transferable by the Company’s officers prior to the original vesting schedule. In order to prevent unintended personal benefits to the Company’s officers, restrictions have been imposed on any shares received through the exercise of accelerated options held by those individuals. These restrictions prevent the sale of any shares received from the exercise of an accelerated stock option prior to the earlier of the original vesting date of the option or the individual’s termination of employment. Accelerated stock options held by the Company’s officers represented approximately 90 percent of the total accelerated options. As a result of the transition by the Company to the use of restricted stock instead of stock options as the primary form of our stock-based compensation and the acceleration of vesting of certain unvested and “out-of-the-money” stock options in December 2005, the impact of the adoption of SFAS 123R on the Company’s financial statements was not material.

Accounting After Adoption of SFAS 123R

Employee Stock Options

The Company’s Equity Participation Plan expired in 2005 and was not renewed. Stock options are not expected to be granted after 2005.

The exercise price of each of our employee stock option grants was equal to the market price on the date of grant. Under our stock option plan, the stock option’s maximum term was 10 years from the date of grant. Awards vested 30 percent, 30 percent and 40 percent over each of the first three years, respectively. Under APB 25, no compensation expense was recorded for stock options. Under SFAS 123R, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. We used the fair value of each option grant on the date of grant in our determination of pro forma expense amounts reflected in our past disclosures in accordance with SFAS 123. The unamortized balances of those pro forma fair value amounts are being recorded as expense beginning January 1, 2006 in accordance with SFAS 123R.

A summary of the status of stock options outstanding as of March 31, 2006 and changes during the three months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2006	1,162,592	$24.48
Exercised	(102,400)	16.47
Canceled	—	—
Options outstanding at March 31, 2006	1,060,192	$25.29	6.5

Options vested and exercisable at March 31, 2006	1,035,192	$25.27	6.4

As of March 31, 2006, there was $0.1 million of unrecognized compensation cost related to outstanding stock options to be recorded during 2006, 2007 and 2008 in accordance with SFAS 123R.

Restricted Stock

Our restricted stock grants generally vest upon completion of a specified period of time. The fair value of each award is equal to the share price of our stock on the date of grant. This cost is recognized over the vesting period of the respective award. As of March 31, 2006, there was $0.6 million of unrecognized compensation cost related to our outstanding restricted stock. A summary of outstanding restricted stock awards as of March 31, 2006 and 2005 and changes during the three months ended is summarized below:

	2006		2005
	# of Shares	Weighted-Average Fair Value at Date of Grant	# of Shares	Weighted-Average Fair Value at Date of Grant

Nonvested restricted shares outstanding at January 1	28,500	$25.43	54,000	$16.45
Granted	24,500	24.59	3,500	33.86
Forfeited	(3,000)	25.97	—	—
Vested	(13,500)	23.45	(23,500)	21.37
Nonvested restricted shares outstanding at March 31	36,500	25.55	34,000	26.13

Long-Term Incentive Plan Performance Based Shares

Our long-term incentive compensation plan, or LTIP, for key executives includes an equity-based award component. The objectives under the LTIP are established for multiple years at the beginning of a performance cycle and are intended to focus management on longer-term strategic goals. The Compensation Committee of the Board of Directors designates participants in the LTIP and determines the equity-based award opportunity in the form of restricted stock for each performance cycle, which is generally measured on the basis of a 3-year performance period. Performance is measured on a cumulative basis and a portion of each performance cycle’s restricted stock award opportunity may be earned annually. The restricted shares are issued and outstanding when the number of shares becomes fixed, after the annual performance is determined, and such awards vest at the end of the performance cycle. We recognize compensation expense over the performance period based on the fair value of the award, with compensation expense being adjusted cumulatively based on the expected level of achievement of performance goals and our stock price. The expected number of restricted shares currently being used to calculate the LTIP equity-based compensation expense for 2006 is 15,590. For the number of common and potential common shares outstanding used in the calculation of diluted net income per common share for the three month period ended March 31, 2006, unamortized compensation expense associated with the equity-based LTIP award opportunity is treated as proceeds used to purchase shares in the treasury stock method of calculating the number of shares, and the net increase in diluted shares for the quarter ended March 31, 2006 was 4,547.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“FAS 151”),” or SFAS 151. SFAS 151 amends the guidance in Accounting Research Bulletin, or ARB, No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. Our adoption of this new accounting standard effective January 1, 2006 had no material impact on our financial statements.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005. This statement requires companies to calculate the fair value of stock options granted to employees, and amortize that amount over the option’s vesting period as an expense through the income statement. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. See “Share-Based Incentive Compensation” above for the pro forma net income and net income per share amounts for the three month period ended March 31, 2005, where we used a fair-value-based method under SFAS 123 to measure compensation expense for employee stock incentive awards. As previously discussed, we adopted this new accounting standard effective January 1, 2006 using the Modified Prospective Method, which is one of the methods allowed in the new standard. The effect of this adoption had no material impact on our financial statements. The adoption of this new accounting standard is expected to reduce our income before taxes by $0.1 million for the full year of 2006 as a result of non-cash stock-based compensation expense related to nonvested stock options outstanding at December 31, 2005. For more information regarding the effects of our adoption of SFAS 123R, see “Summary of Impact of SFAS 123R” above.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have adopted this new accounting standard effective January 1, 2006. Since it applies to accounting changes and corrections of errors that occur after January 1, 2006, there was no impact on our consolidated financial position or results of operations.

NOTE 2. EARNINGS PER SHARE

Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. The average numbers of common shares used in the calculations of basic net income per common share for the three month periods ended March 31, 2006 and 2005 were approximately 15,354,400 and 15,010,100, respectively. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. The average numbers of common and potential common shares used in the calculations of diluted net income per common share for the three month periods ended March 31, 2006 and 2005 were approximately 15,530,200 and 15,503,600, respectively. Potential common shares during the respective periods are those related to stock options outstanding, restricted stock outstanding and estimated to be earned as part of the LTIP and directors’ accumulated deferred stock compensation, which may be received by the directors in the form of stock or cash. A reconciliation of the average number of common shares outstanding used in the calculations of basic and diluted net income per share follows (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Average number of common shares outstanding	15,354.4	15,010.1
Dilutive effect of:
- stock options	112.7	429.4
- restricted stock	39.1	48.2
- directors’ deferred stock compensation	19.5	15.9
- long-term incentive compensation	4.5	—
Average number of common and potential common shares	15,530.2	15,503.6

Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods. The average number of share equivalents resulting from these anti-dilutive stock options not included in the computations of diluted net income per share for the three month periods ended March 31, 2006 and 2005 were approximately 379,800 and 183,600, respectively.

NOTE 3. INVENTORIES

The following schedule details inventories by major class (dollars in millions):

	March 31, 2006	December 31, 2005
Raw materials	$38.6	$40.9
Work in process	20.7	17.0
Finished goods	45.7	45.1
Supplies and other	20.5	20.0
Total	$125.5	$123.0

NOTE 4. COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in various legal proceedings and disputes (see Note 7, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005). There have been no material developments to these matters as described in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada. For these purposes, we anticipate that we will incur capital expenditures of approximately $1 million in 2006 and approximately $2 million in 2007, of which no material amount is the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

NOTE 5. POSTRETIREMENT AND OTHER BENEFITS

We sponsor pension benefits in the United States, France, the Philippines and Canada and postretirement healthcare and life insurance benefits in the United States and Canada. Our Canadian and Philippines pension and postretirement benefits are not significant and therefore are not included in the following disclosures.

The components of net pension and postretirement healthcare and life insurance benefit costs for U.S. employees for the three month periods ended March 31, 2006 and 2005 were as follows (dollars in millions):

	Pension Benefits		Healthcare and Life Insurance Benefits
	2006	2005	2006	2005
Service cost	$0.6	$0.7	$0.1	$0.1
Interest cost	1.5	1.5	0.2	0.2
Expected return on plan assets	(1.8)	(1.6)	—	—
Amortizations and other	0.7	0.6	—	—
Net periodic benefit cost	$1.0	$1.2	$0.3	$0.3

The components of net pension costs in France for the three month periods ended March 31, 2006 and 2005 were as follows (dollars in millions):

	2006	2005
Service cost	$0.4	$0.4
Interest cost	0.5	0.4
Expected return on plan assets	(0.3)	(0.2)
Amortizations and other	0.2	0.2
Net periodic benefit cost	$0.8	$0.8

We made no contributions to our pension plans through the first three months of 2006, however we made contributions of $2.0 million in April 2006. We currently expect to make total pension contributions for the full year of 2006 of approximately $10 to $15 million. We made a total of $0.6 million of payments in the first three months of 2006 related to our U.S. postretirement healthcare and life insurance benefits, and expect to make additional payments during the remainder of 2006 of approximately $1 million.

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

Tobacco industry products comprised 91 percent of our consolidated net sales for both of the periods ended March 31, 2006 and 2005. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

For purposes of the segment disclosure in the following tables, the term “United States” includes operations in the United States and Canada. The Canadian operation only produces flax fiber used as raw material in the U.S. operations. The term “France” includes operations in France, the Philippines, beginning in June 2005, and Indonesia. The results of the Philippine and Indonesian operations are not material for segment reporting purposes and their sales are integrated with sales of our French operations in southeast Asia. Sales of products between segments are made at market prices and elimination of these sales is referred to in the following tables as intersegment sales. Expense amounts not associated with segments are referred to as unallocated expenses.

Net Sales

(dollars in millions)

	Three Months Ended
	March 31, 2006		March 31, 2005
France	$92.7	56.0%	$102.1	63.6%
United States	62.4	37.7	51.9	32.3
Brazil	16.3	9.9	13.5	8.4
Subtotal	171.4	103.6	167.5	104.3

Intersegment sales by
France	(3.4)	(2.1)	(5.5)	(3.4)
United States	(0.2)	(0.1)	(0.3)	(0.2)
Brazil	(2.4)	(1.4)	(1.1)	(0.7)
Subtotal	(6.0)	(3.6)	(6.9)	(4.3)
Consolidated	$165.4	100.0%	$160.6	100.0%

Operating Profit

(dollars in millions)

	Three Months Ended
	March 31, 2006		March 31, 2005
France	$8.4	93.3%	$10.8	112.5%
United States	2.5	27.8	(0.4)	(4.2)
Brazil	0.2	2.2	0.3	3.1
Unallocated	(2.1)	(23.3)	(1.1)	(11.4)
Consolidated	$9.0	100.0%	$9.6	100.0%

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2005. Our discussion of our results of operations and financial position includes various forward-looking statements about our markets, the demand for our products and our future results. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to our business and our company, you should read the section entitled “Factors That May Effect Future Results” included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

•                  Recent Developments

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Other Factors Affecting Liquidity and Capital Resources

•                  Outlook

•                  Forward-Looking Statements

Executive Summary

Our first quarter 2006 net income was $4.6 million compared with net income of $5.0 million in the first quarter of 2005, a decline of 8 percent. Diluted earnings per share were $0.30 compared with diluted earnings per share of $0.32 in the prior-year quarter, a 6 percent decrease.

Operating profit was $9.0 million, a decline of $0.6 million, or 6 percent, from the prior-year quarter.

Our gross profit margin was 14.6 percent compared with 15.0 percent in the prior-year quarter.

The decline in earnings compared with the first quarter of 2005 was the result of our inability to fully offset inflationary cost increases and unabsorbed fixed costs through improved mill operations or higher selling prices. Significant operational improvements were achieved in each of our business units, however, inflationary cost increases unfavorably impacted operation results by $5.9 million in the quarter and unabsorbed fixed costs increased operating expenses by $3.4 million.

Net sales totaled $165.4 million, 3 percent above the prior-year quarter. The positive net sales impacts of increased sales volumes and somewhat higher average selling prices more than offset the unfavorable effect of currency exchange rate changes.

Capital spending totaled $1.6 million, compared with $3.5 million spent during the prior-year quarter.

Recent Developments

Operational Changes

At the Lee Mills facility in Massachusetts, we operate a machine that is owned by Kimberly-Clark Corporation. Ownership of the machine was retained by Kimberly-Clark in the 1995 spin-off of the Company and is operated solely for the purpose of producing a proprietary product used as an in-process material by Kimberly-Clark. Under the contract for its continued operation, we essentially invoice Kimberly-Clark the actual costs of operating the machine, including allocations of indirect and fixed overhead costs. While the current term of the contract was scheduled to expire in December 2009, Kimberly-Clark gave notice of early termination on January 27, 2006, which under the contract began an 18 month termination period for the contract now ending in August 2007. While certain of the costs currently invoiced to Kimberly-Clark can be eliminated, we may be unable to eliminate a portion of the approximately $2 million of indirect and fixed overhead costs that are currently absorbed by that operation. As a result, we have begun to evaluate the operational and financial impact that the Kimberly-Clark contract termination, as well as recent changes in tobacco-related paper customer sales volume forecasts and lack of profitability for certain commercial and industrial paper grades produced at the Lee Mills might have on its operations. While we are still evaluating broader restructuring options, we decided in late February 2006 to transfer the production volume from one plug wrap paper machine to another currently under-utilized Lee Mills plug wrap paper machine and to commence accelerated depreciation on the affected equipment.

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

During the first quarter of 2006, decisions were made to recognize accelerated depreciation on certain production equipment in the United States and France. This accelerated depreciation, as well as related employee severance costs in the United States, is expected to increase operating expenses by approximately $1.6 million this year. Although analysis is ongoing, no further decisions have been made and we have not committed to any plan beyond the steps already taken, it now appears more likely that changes could occur that would require additional write-offs or accelerated depreciation of some production equipment and could also possibly include associated restructuring charges in France or the United States.

Lower Ignition Propensity Cigarettes

During 2005, Canada implemented a requirement for lower cigarette ignition propensity properties for all cigarettes manufactured or imported into Canada on or after October 1, 2005. Accordingly, a full year of sales of these products in Canada is expected during 2006. During the fourth quarter of 2005, the State of California enacted legislation that requires all cigarettes sold in California as of January 2007 to have lower ignition propensity properties. California joins the State of New York, which already requires lower ignition propensity properties, and the State of Vermont, which requires cigarettes to have these properties as of May 2006. In addition to these 3 states, 8 additional states introduced legislation during the first quarter of 2006 addressing lower ignition propensity properties for cigarettes. There are 9 other states that carried over proposed lower ignition propensity legislation from 2005, increasing to 17 the number of states with currently active legislation. Outside of North America, Australia is the most active jurisdiction working on possible lower ignition propensity legislation. During March 2006, an Australian task force adopted the same test standard currently used by Canada and the State of New York and drafted it as an Australian standard. Legislation could be implemented in Australia this year which would reportedly require compliance beginning in 2007.

China Joint Venture

In July 2005, we announced execution of an agreement to form a joint venture to produce tobacco-related papers in China. The joint venture will build a new state-of-the-art paper mill, with 2 paper machines producing cigarette paper and porous plug wrap in partnership with the China National Tobacco Corporation, or CNTC, which is the principal operating company under China’s State Tobacco Monopoly Administration, or STMA. CNTC and Schweitzer-Mauduit International China, Limited, or SM-China, will each own 50 percent of the joint venture. We are accounting for this joint venture under the equity method of accounting.

The new mill will have an annual capacity of approximately 18,000 metric tons and will be located in Jiangmen, in the Guangdong province. Project spending, including capital expenditures and working capital requirements, is expected to total approximately $100 million. Papeteries de Mauduit S.A.S., or PdM, one of our wholly owned indirect French subsidiaries, will provide technical support and project management. In late 2005, governmental approval for the joint venture was obtained and the joint venture legal entity was incorporated. Various governmental licenses and permits have now been obtained, the management team for the joint venture has been selected and detailed engineering is in process. Construction of the new mill should take approximately 2 years, with mill operations expected to commence in early 2008.

Philippines Acquisition

On June 30, 2005, we acquired the tobacco-related paper manufacturing assets of KCPI, a Philippines company, and associated land and water rights. The acquired assets included buildings, production equipment and related utilities, support assets and inventories. The total acquisition cost was $11.9 million, funded through existing bank lines of credit. The impact on the results of our operations and accompanying consolidated financial statements was not material.

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

Results of Operations

This section presents a discussion and analysis of our first quarter 2006 net sales, operating profit and other information relevant to an understanding of the results of operations. The following table represents the unaudited consolidated statements of operations for the periods indicated (dollars in millions, except per share amounts):

	Three Months Ended
	March 31, 2006	March 31, 2005

Net Sales	$165.4	$160.6
Cost of products sold	141.3	136.5

Gross Profit	24.1	24.1

Selling expense	5.6	6.2
Research expense	1.8	2.5
General expense	7.7	5.8
Total nonmanufacturing expenses	15.1	14.5

Operating Profit	9.0	9.6

Interest expense	1.4	1.3
Other income, net	—	0.6

Income Before Income Taxes and Minority Interest	7.6	8.9
Provision for income taxes	2.0	2.6

Income Before Minority Interest	5.6	6.3
Minority interest in earnings of subsidiaries	1.0	1.3

Net Income	$4.6	$5.0

Net Income Per Share
Basic	$0.30	$0.33

Diluted	$0.30	$0.32

Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005

Net Sales

(dollars in millions)

	Three Months Ended			Consolidated Sales Volume Change
	March 31, 2006	March 31, 2005	Percent Change

France	$92.7	$102.1	(9.2)%	3.5%
United States	62.4	51.9	20.2	1.4
Brazil	16.3	13.5	20.7	9.8
Subtotal	171.4	167.5
Intersegment	(6.0)	(6.9)
Total	$165.4	$160.6	3.0%	4.1%

Net sales were $165.4 million in 2006 compared with $160.6 million in 2005. The increase of $4.8 million consisted of the following (dollars in millions):

	Amount	Percent
Changes in selling prices and product mix	$4.2	2.6%
Changes in sales volumes (acquisition)	2.9	1.8
Changes in sales volumes (internal growth)	2.7	1.7
Changes in currency exchange rates	(5.0)	(3.1)
Total	$4.8	3.0%

Net sales increased by $4.8 million, or 3 percent, as a result of higher average selling prices and increased sales volumes, partially offset by unfavorable changes in currency exchange rates.

•                  Unit sales volumes increased by 4 percent compared with last year, having a $5.6 million, or 3 percent, impact on the net sales comparison.

•                  Brazil experienced increased sales volumes of 10 percent, compared with the first quarter of 2005. This improvement was the result of increased sales of tobacco-related papers, primarily in export markets.

•                  Sales volumes of the French segment increased by 4 percent, primarily as a result of increased sales of reconstituted tobacco leaf, or RTL, products and tobacco-related papers in both the Indonesian and Philippines operations. Sales volumes were lower for tobacco-related papers in France.

•                  Sales volumes in the United States increased by 1 percent due to increased sales volumes of tobacco-related papers, partially offset by lower sales of commercial and industrial papers. The increased sales volumes included an increase in the sale of cigarette papers for lower ignition propensity cigarettes.

•                  Higher average selling prices had a favorable $4.2 million, or 3 percent, impact on the net sales comparison. The improvement in average selling prices was primarily due to the mix of products sold in the United States, which more than offset lower average selling prices in our French and Brazilian operations.

•                  Changes in currency exchange rates unfavorably impacted the net sales comparison by $5.0 million. The euro was approximately 10 percent weaker against the U.S. dollar, averaging 1.20 dollars per euro in the first quarter of 2006 as compared with 1.33 during the 2005 period. The Brazilian real was on average approximately 21 percent stronger versus the dollar, partially offsetting the impact of the weaker euro.

Sales of tobacco-related products accounted for 91 percent of net sales for both of the quarters ended March 31, 2006 and 2005.

The U.S. segment realized increased net sales of $10.5 million, or 20 percent, compared with 2005. Net sales of the U.S. segment increased as a result of increased sales volumes and higher average selling prices, primarily due to the mix of products sold.

Brazil realized an increase in net sales of $2.8 million, or 21 percent, compared with 2005. The Brazilian segment’s net sales increase was primarily due to increased sales volumes of tobacco-related papers, primarily to export markets, and the stronger Brazilian real.

French segment net sales declined $9.4 million, or 9 percent, from first quarter 2005 to first quarter 2006. The decline was a result of unfavorable changes in currency exchange rates, the decline in tobacco-related paper sales volumes in France and lower average selling prices in France. These unfavorable effects were partially offset by increased sales of RTL, increased sales in Indonesia and the added net sales of the Philippines business.

Operating Expenses

(dollars in millions)

	Three Months Ended
	March 31, 2006	March 31, 2005	Change	Percent Change	Percent of Net Sales
					2006	2005
Net Sales	$165.4	$160.6	$4.8	3.0%
Cost of products sold	141.3	136.5	4.8	3.5	85.4%	85.0%
Gross Profit	$24.1	$24.1	$—	—%	14.6%	15.0%

Gross profit was $24.1 million, unchanged from the prior-year quarter. The gross profit margin was 14.6 percent, declining from 15.0 percent in the first quarter of 2005, but improving from 12.9 percent in the fourth quarter of 2005. While gross profit was unfavorably impacted by inflationary cost increases and unabsorbed fixed costs as a result of lower production volumes, we achieved significant operational improvements through increased productivity and reduced waste in each of our business units, increased sales volumes and an improved product mix that offset the negative factors at the gross profit level. Inflationary cost increases unfavorably impacted operating results by $5.9 million in the quarter compared with the prior-year quarter and unabsorbed fixed costs increased operating expenses by $3.4 million. Despite our increased sales volumes overall, reduced paper machine operating schedules and lower production volumes were experienced in our French and U.S. operations during the quarter resulting in the unfavorable fixed cost absorption impacts.

Purchased energy costs increased by $4.7 million compared with the first quarter of 2005, with higher energy costs experienced in all business units, related to higher electricity, fuel oil and natural gas costs. Higher labor rates increased manufacturing expenses by $0.6 million during the quarter. Inflationary increases for purchased materials other than wood pulp had an unfavorable impact on the operating results of $0.4 million, largely related to increased chemical costs. Changes in the per ton costs of wood pulp increased our operating expenses by $0.2 million in the current period comparison with the prior year, primarily as a result of higher hardwood pulp costs experienced in our Brazilian operation. The U.S. list price of northern bleached softwood kraft pulp, a bell-weather pulp grade, averaged $655 per metric ton during the first quarter of 2006, a decrease compared with an average market list price of $670 per metric ton in the first quarter of 2005, however, this represented an increase from $640 per metric ton in the fourth quarter of 2005.

Nonmanufacturing Expenses

(dollars in millions)

	Three Months Ended
	March 31, 2006	March 31, 2005	Change	Percent Change	Percent of Net Sales
					2006	2005
Selling expense	$5.6	$6.2	$(0.6)	(9.7)%	3.4%	3.8%
Research expense	1.8	2.5	(0.7)	(28.0)	1.1	1.6
General expense	7.7	5.8	1.9	32.8	4.7	3.6
Nonmanufacturing expenses	$15.1	$14.5	$0.6	4.1%	9.1%	9.0%

Nonmanufacturing costs increased by $0.6 million, or 4 percent, with higher general expense partially offset by lower selling and research expenses. Nonmanufacturing expenses remained consistent at 9.1 percent of net sales in the first quarter of 2006 compared with 9.0 percent in the prior year quarter. General expense was $1.9 million higher compared with the first quarter of 2005 primarily as a result of increases in employee compensation costs, the addition of the Philippines operation, which was acquired in mid-2005, and costs associated with the implementation of our joint venture in China.

Operating Profit

(dollars in millions)

	Three Months Ended
	March 31, 2006	March 31, 2005	Percent Change	Return on Net Sales
				2006	2005

France	$8.4	$10.8	(22.2)%	9.1%	10.6%
United States	2.5	(0.4)	N.M.	4.0	N.M.
Brazil	0.2	0.3	(33.3)	1.2	2.2
Subtotal	11.1	10.7
Unallocated expenses	(2.1)	(1.1)
Total	$9.0	$9.6	(6.3)%	5.4%	6.0%

N.M.  Not Meaningful

Operating profit was $9.0 million for the quarter, a decline of $0.6 million, or 6 percent, from $9.6 million operating profit for the first quarter of 2005. Operating profit return on sales was 5.4 percent compared with 6.0 percent in the first quarter of last year. During the quarter, improved profitability in our U.S. operations was more than offset by lower operating profit in the French segment and higher unallocated expenses.

The French segment’s operating profit was $8.4 million for the quarter, $2.4 million, or 22 percent, less than the $10.8 million realized in the first quarter of 2005. The decline was primarily due to:

•                  Inflationary cost increases of $2.8 million, primarily related to increased purchased energy, labor and purchased materials expenses.

•                  Unfavorable unabsorbed fixed costs as a result of lower production volumes.

These factors were partially offset by:

•                  Improved mill operations.

•                  Positive effects of currency exchange rate changes related to the weaker euro versus the U.S. dollar.

The U.S. business unit’s operating profit was $2.5 million for the quarter, an increase of $2.9 million from the prior-year quarter, which was an operating loss of $0.4 million. This improvement was primarily related to:

•                  Improved mill operations.

•                  Increased sales volumes.

•                  A better mix of products sold.

These gains were partially offset by:

•                  Inflationary cost increases of $2.3 million, including higher purchased energy and labor expenses.

•                  Unabsorbed fixed costs as a result of lower production volumes.

Brazil’s operating profit was $0.2 million during the quarter, a decline of $0.1 million from the first quarter of 2005. This decrease was related to:

•                  Unfavorable currency impacts of $1.2 million.

•                  Inflationary cost increases of $0.8 million, primarily related to increased wood pulp and purchased energy expenses.

These unfavorable items were almost totally offset by:

•                  Improved mill operations.

•                  Higher sales and production volumes.

Non-Operating Expenses

Interest expense was $0.1 million higher during the first quarter of 2006 compared with the prior-year quarter because of higher interest rates partially offset by lower average debt outstanding. The weighted average effective interest rates on our 5-year revolving debt facilities were approximately 4.6 and 3.2 percent on March 31, 2006 and 2005, respectively.

Other income, net was $0.6 million less than in the first quarter of 2005, as the prior-year quarter benefited from a gain on the sale of property to the Indonesian government. Both years included interest income and foreign currency transaction gains and losses.

Income Taxes

Provision for income taxes reflected an effective income tax rate of 26 percent for the first quarter of 2006 compared with 29 percent for the first quarter of 2005.

Minority Interest

Minority interest declined to $1.0 million in the first quarter of 2006 from $1.3 million in the 2005 period. This $0.3 million, or 23 percent, decrease reflected lower earnings at LTRI. LTRI is a French subsidiary which produces reconstituted tobacco leaf products and has a 28 percent minority owner.

Net Income and Earnings Per Share

Net income for 2006 was $4.6 million, a decline of $0.4 million, or 8 percent, from net income of $5.0 million in the first quarter of 2005. Diluted earnings per share decreased by 6 percent to $0.30 compared with diluted earnings per share of $0.32 for the prior-year quarter. The decline in both net income and diluted earnings per share was caused primarily by the lower operating profit and decrease in other income, net, partially offset by the lower effective income tax rate and lower minority interest.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing for our products, cost increases and changes in working capital.

Cash Requirements

At March 31, 2006, we had net operating working capital of $101.0 million and cash and cash equivalents of $8.0 million, compared with net operating working capital of $94.3 million and cash and cash equivalents of $5.1 million at December 31, 2005. The increase in net operating working capital was primarily a result of decreased accounts payable. Based upon our existing cash and operating working capital levels, expected operating cash flows and capital spending, and availability of borrowings under our Credit Agreement and other credit facilities, we believe we have the necessary financial resources to satisfy our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities

(dollars in millions)

	Three Months Ended
	March 31, 2006	March 31, 2005

Net income	$4.6	$5.0
Non-cash items included in net income
Depreciation and amortization	9.8	9.8
Amortization of deferred revenue	(1.6)	(2.1)
Deferred income tax benefit	(0.6)	(0.5)
Minority interest in earnings of subsidiaries	1.0	1.3
Other items	1.6	(0.7)
Net changes in operating working capital	(2.0)	(27.5)

Cash Provided by (Used for) Operations	$12.8	$(14.7)

Net cash provided by operations was $12.8 million for the quarter ended March 31, 2006 compared with cash used for operations of $14.7 million for the quarter ended March 31, 2005, a favorable change of $27.5 million. Net changes in operating working capital were unfavorable by $2.0 million in the current period, which was a favorable change of $25.5 million compared to the prior-year period. Other items changed favorably by $2.3 million, due primarily to the timing of pension funding in 2006 versus 2005.

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

Operating Working Capital

(dollars in millions)

	Three Months Ended
	March 31, 2006	March 31, 2005
Changes in operating working capital
Accounts receivable	$3.6	$(1.1)
Inventories	(0.1)	(18.2)
Prepaid expenses	(0.6)	(2.0)
Accounts payable	(8.4)	(11.6)
Accrued expenses	0.9	2.5
Accrued income taxes	2.6	2.9
Net changes in operating working capital	$(2.0)	$(27.5)

In the first quarter of 2006, changes in operating working capital contributed unfavorably to cash flow by $2.0 million due primarily to a decrease in accounts payable, partially offset by lower accounts receivable. In the first three months of 2005, changes in operating working capital contributed unfavorably to cash flow by $27.5 million due primarily to higher inventories and lower accounts payable. The primary differences between the amounts of net changes in operating working capital for the respective periods, as well as the largest component of the amount of net changes in operating working capital for the 2005 period, were the changes in inventories. Inventories increased in the 2005 period due to higher finished goods inventory levels and higher manufacturing costs. In 2006, we have taken actions to better control the levels of inventories.

Cash Flows from Investing Activities

(dollars in millions)

	Three Months Ended
	March 31, 2006	March 31, 2005

Capital spending	$(1.6)	$(3.5)
Capitalized software costs	(0.2)	—
Other	(4.5)	(2.9)
Cash Used for Investing	$(6.3)	$(6.4)

Cash used for investing activities in 2006 was essentially the same as that of the prior-year quarter. The lower level of capital spending reflects the completion of recent major strategic capital spending plans and management’s control over capital spending given our lower levels of operating cash flow in recent years.

Capital Spending

The following table summarizes capital spending by major project and year (dollars in millions):

	Three Months Ended
	March 31, 2006	March 31, 2005
Cigarette paper manufacturing strategy	$—	$0.4
Other capital projects	1.6	3.1
Total capital spending	$1.6	$3.5

Cigarette paper manufacturing strategy. In April 2003, we announced a new cigarette paper manufacturing strategy. In support of this strategy, $12.7 million of capital was spent to add cigarette paper manufacturing capacity at our mill in Brazil and $4.6 million of capital spending was incurred to rebuild a cigarette paper machine at our Spotswood, New Jersey mill. These capital projects were completed during the second quarter of 2005. Funding for this capital spending came from our internally generated funds and existing bank credit facilities. This strategy is expected to result in improved product quality and productivity and will facilitate our global sourcing of customers’ requirements in order to take better advantage of our low-cost production capabilities, thereby improving our overall profitability.

Other capital projects. No other single project accounted for more than $0.5 million of capital spending in the first three months of either 2005 or 2006.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada. For these purposes, we anticipate that we will incur capital expenditures of approximately $1 million in 2006 and approximately $2 million in 2007, of which no material amount is the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

We currently expect our capital spending to be approximately $20 to $25 million in 2006, financed with internally generated funds.

Cash Flows from Financing Activities

(dollars in millions)

	Three Months Ended
	March 31, 2006	March 31, 2005

Cash dividends paid to SWM stockholders	$(2.4)	$(2.3)
Net changes in debt	(3.4)	17.6
Purchases of treasury stock	—	(1.0)
Proceeds from exercise of stock options	1.7	4.3
Excess tax benefits of stock-based awards	0.4	—
Cash Provided by (Used for) Financing	$(3.7)	$18.6

Financing activities during the first three months of 2006 included net repayments of debt of $9.5 million and borrowings totaling $6.1 million for a net decrease in debt of $3.4 million. Other 2006 financing requirements included dividends paid to SWM stockholders.

Financing activities during the first three months of 2005 included borrowings of $18.0 million and repayments totaling $0.4 million for a net increase in debt of $17.6 million. The proceeds from the increased debt were used to fund working capital expenditures.

Dividend Payments

On April 28, 2006, we announced that the Board of Directors had declared a quarterly cash dividend of $0.15 per share of common stock. The dividend will be payable on June 12, 2006 to stockholders of record on May 15, 2006.

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

Debt Instruments and Related Covenants

(dollars in millions)

	Three Months Ended
	March 31, 2006	March 31, 2005
Changes in short-term debt	$(9.1)	$11.0
Proceeds from issuances of long-term debt	6.1	7.0
Payments on long-term debt	(0.4)	(0.4)
Net changes in debt	$(3.4)	$17.6

We maintain short-term and long-term credit facilities. In addition to uncommitted bank overdrafts and lines of credit totaling approximately $34 million in the United States, France and Brazil, of which approximately $27 million was still available for borrowing as of March 31, 2006, we have credit facilities with a group of banks which include 364-day and 5-year committed revolving credit facilities in the United States and France, or the Credit Agreement. At March 31, 2006, we had approximately $15 million still available for borrowing under our 364-day revolving Credit Agreement facilities, which are scheduled to expire January 25, 2007. Additionally, at March 31, 2006, we had approximately $30 million still available for borrowing under our 5-year revolving Credit Agreement facilities, for which repayment of borrowings can be extended until maturity of the facility on January 31, 2007.

Our 5-year revolving Credit Agreement facilities are scheduled to expire on January 31, 2007 and, although we currently anticipate that a new set of credit agreement facilities will be in place later this year, we do not currently have a non-cancelable binding agreement to replace those facilities. As a result, we have reflected all of the amounts outstanding under the 5-year revolving Credit Agreement, totaling $75.3 million at March 31, 2006, in current liabilities. We fully expect to arrange a new bank credit facility to replace the existing Credit Agreement during 2006.

Under our Credit Agreement, interest rates are at market rates, based on the London interbank offered rate for U.S. dollar deposits, or LIBOR, for the U.S. dollar borrowings and the euro zone interbank offered rate for euro deposits, or EURIBOR, for the euro borrowings plus either (a) for 364-day revolver borrowings, applicable margin of either 0.45 percent per annum or 0.55 percent per annum, or (b) for 5-year revolver borrowings, applicable margin of either 0.70 percent per annum or 0.80 percent per annum. The applicable margin is determined in each instance by reference to our Net Debt to Equity Ratio, as defined in the Credit Agreement.

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require us to maintain certain defined financial ratios (as disclosed in Note 3 to our Consolidated Financial Statements in our 2005 Annual Report on Form 10-K, wherein the Credit Agreement is more fully described). We do not currently anticipate any change in business conditions of a nature that would cause us to violate our covenants under the Credit Agreement.

Our total debt to capital ratios at March 31, 2006 and December 31, 2005 were 26 percent and 27 percent, respectively, both within our target range of 25 to 35 percent.

Share Repurchases

We did not repurchase any shares of our common stock during the first quarter of 2006. Share repurchases can be made under a Board of Directors’ authorization covering the period January 1, 2005 through December 31, 2006 in an amount not to exceed $20.0 million. A total of $1.0 million of share repurchases were made under this authorization in 2005. Corporate 10b5-1 plans are used by us so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Stock Option Exercises

During the first three months of 2006, we received $1.7 million in proceeds from the exercise of stock options by employees, a decrease of $2.6 million compared with the $4.3 million in proceeds from stock option exercises in the first three months of 2005. Most of the options exercised were exercised by officers in accordance with 10b5-1 plans. As part of our corporate governance activities, a policy was implemented in 2002 requiring that our Exchange Act Rule 16 reporting officers, and certain other officers that could be exposed to material non-public information by virtue of their positions, exercise their stock options through Exchange Act Rule 10b5-1 plans for transactions in stock that involve a market transaction. Additional stock option exercises are likely to occur in the remaining nine months of 2006 as a result of such officers’ 10b5-1 plans.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits. After being in a net overfunded position in 2000 and prior years, our U.S. and French pension plans changed to an underfunded status in 2001 as a result of the poor performance of the equities markets and lower interest rates that caused estimated future pension liabilities to increase because of the necessity to use a lower discount rate. The underfunded pension status has continued since 2001 (see additional disclosure regarding our pension plans in Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005). During 2003, interest rates declined, but the equities markets improved and we made pension contributions of $10.7 million in the United States and France. During 2004 and 2005, long-term interest rates declined further, equities markets improved and we made pension contributions of $10.8 million and $13.7 million, respectively. As of December 31, 2005, these plans were still underfunded by $33.4 million as it relates to the associated accumulated pension benefit obligations. We made no pension contributions in the first quarter of 2006, but in April 2006 we made an additional $2.0 million contribution. We currently expect to make total pension contributions for the full year of 2006 of approximately $10 to $15 million and additional amounts in future years in the United States and France in order to help improve the funded status of these plans. However, negative returns in the equities markets or lower interest rates could further negatively impact the funded status of these plans.

Other Commitments. Our mill in Quimperle, France has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $3 million per year. Our future purchases at this mill are expected to be at levels that exceed such minimum levels under the contract. The current calcium carbonate contract expires in 2009, although a tentative agreement has been reached to extend the purchase agreement by an additional 5 years.

In March 2004, LTRI, our 72 percent indirectly owned subsidiary in France, entered into an agreement with an energy cogeneration supplier whereby the supplier would construct and operate a cogeneration facility at the LTRI mill and supply steam which would be used in the operation of the mill. In April 2004, a similar agreement was entered into with the same supplier to install and operate a cogeneration facility at PdM. These agreements are expected to reduce the energy cost of these mills. The construction phase of the LTRI cogeneration facilities was completed in late 2005 and the construction of the PdM cogeneration facility should be completed in late 2006, with the supplier bearing the capital cost of both projects. Following start-up of these facilities, LTRI and PdM will be committed to purchasing minimum annual amounts of steam generated by each of these facilities for a period of 15 years under the agreements. These minimum annual commitments together will total approximately $3 million. LTRI’s and PdM’s current and expected requirements for steam are at levels that exceed the minimum levels under the respective contracts.

Employee Labor Agreements. The collective bargaining agreement at our Lee mills expired on July 31, 2005. These mills are currently operating under most of the terms of the expired labor agreement.

During the first quarter of 2006, a new collective bargaining agreement was signed at our Malaucene, France mill, expiring December 31, 2006.

Collective bargaining agreements at our Quimperle and Spay mills in France expired December 31, 2005 and February 28, 2006, respectively. As allowed under French law, after failure to reach agreement with the collective bargaining units, these companies implemented new terms which will be in effect through December 31, 2006 and February 28, 2007, respectively, including wage increases at each of these mills.

Additionally, employees of our Indonesian operation are union represented and are currently working under an expired contract.

Outlook

Consistent with recent historical trends, worldwide cigarette consumption is expected to increase at a rate of approximately one-half to one percent per year. The anticipated decline in the production of cigarettes in developed countries is expected to be more than offset by increased cigarette production in developing countries that currently represent approximately 70 percent of worldwide cigarette production. Age demographics and expected increases in disposable income are expected to support the increased consumption of cigarettes in developing countries. In addition, the litigation environment is different in most foreign countries compared with the United States, having less of an impact on the pricing of cigarettes, which, in turn, affects cigarette consumption. Cigarette production in the United States is expected to continue to decline as a result of reduced cigarette exports and a decline in domestic cigarette consumption caused by increased cigarette prices, health concerns and public perceptions. As well, cigarette consumption has been declining in western Europe following recent tax increases on cigarette sales.

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

We continue to experience weakness in the sale of conventional tobacco-related papers. Reduced demand for tobacco-related products in western Europe and the United States has caused us to have continuing excess production capacity. Continuing weakness in both sales volumes and selling prices is the result of reduced cigarette consumption, in part due to increased taxes, and a surplus of cigarette paper manufacturing capacity as a result of capacity additions by European competitors in 2003 and 2004. As a result of this market weakness, we will continue to incur paper machine downtime. The unfavorable impact of this downtime, reflected in unabsorbed fixed costs, is expected to increase our operating expenses during 2006 by approximately $10 million, or approximately $0.40 per share compared with 2005.

Management is evaluating how to operate our production facilities in France and the United States more effectively with the reduced conventional tobacco-related paper volumes. During the first quarter of 2006, decisions were made to recognize accelerated depreciation on certain production equipment in both countries. This accelerated depreciation, as well as related employee severance costs in the United States, is expected to increase operating expenses by approximately $1.6 million this year, with $0.5 million of this amount incurred during the first quarter. Although analysis is ongoing, no further decisions have been made and we have not committed to any plan beyond the steps already taken, it now appears more likely that changes could occur that would require additional write-offs or accelerated depreciation of some production equipment and could also possibly include associated restructuring charges in France or the United States.

Sales of cigarette papers for lower ignition propensity cigarettes are expected to contribute positively to operating results in 2006, as momentum continues to build for these products. Canada implemented a requirement for lower ignition propensity properties for all cigarettes manufactured or imported into Canada on or after October 1, 2005. Accordingly, a full year of sales of these products in Canada is expected during 2006. During the fourth quarter of 2005, the State of California enacted legislation that requires all cigarettes sold in California as of January 2007 to have lower ignition propensity properties. California joins the State of New York, which already requires lower ignition propensity properties, and the State of Vermont, which requires cigarettes to have these properties as of May 2006. In addition to these 3 states, 8 additional states introduced legislation during the first quarter of 2006 addressing lower ignition propensity properties for cigarettes. There are 9 other states that carried over proposed lower ignition propensity legislation from 2005, increasing to 17 the number of states with currently active legislation. Outside of North America, Australia is the most active jurisdiction working on possible lower ignition propensity legislation. Legislation could be implemented in Australia this year which would reportedly require compliance beginning in 2007. We had increased production and sales of cigarette paper for lower ignition propensity cigarettes during the first quarter of 2006, in support of the new regulations in Canada. With increasing sales volumes of this cigarette paper, we are achieving improvement in our manufacturing costs for these products.

During 2006, we will continue to upgrade, expand and integrate the operations that we acquired during the past 2 years in the Philippines and Indonesia. We will also embark upon the construction of our tobacco-related papers joint venture mill in China. Various governmental licenses and permits have now been obtained, the management team has been selected and detailed engineering is in process. The mill is expected to begin operations in early 2008.

The significant inflationary cost increases experienced during 2005 are continuing in 2006, reflected in higher purchased energy, purchased materials and labor expenses. The per ton cost of wood pulp has also recently increased and is expected to be above the prior-year level for the full year. These inflationary cost increases are expected to have an unfavorable impact on the full year 2006 results of approximately $20 million, or roughly $0.80 per share, with approximately $15 million of this amount related to higher purchased energy costs. In early May 2006, Bolivia nationalized its natural gas reserves, which could potentially impact the availability or price of natural gas to our Brazilian operations. To date, there has been no impact on the natural gas supply to our Brazilian operations and, short-term, fuel oil could be used instead of natural gas.

The weakened U.S. dollar is expected to continue to put pressure on our profitability in Brazil, similar to 2005 and the first quarter of 2006.

With the current difficult market conditions, significant inflationary cost increases and the unfavorable impact of reduced machine operating schedules in France and the United States, 2006 will continue to be a challenging year. We do expect to be able to largely offset these unfavorable factors, mainly through improved operations in our mills and increased sales of both reconstituted tobacco leaf products and cigarette papers for lower ignition propensity cigarettes.

We currently expect our capital spending for 2006 to total approximately $20 to $25 million.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by that Act. These statements include those in the “Outlook” section and our expectations elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations. They also include statements containing “expect,” “anticipate,” “project,” “appears,” “should,” “could,” may,” typically” and similar words. Actual results may differ materially from the results suggested by these statements for a number of reasons, including the following:

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

•                  Our financial performance is dependent upon the cost of raw materials, particularly wood pulp, purchased energy, chemicals and labor. Recently, the total cost of these items has increased significantly, and competitors’ selling prices for certain products and the nature of our agreements with our customers may make it difficult to pass changes in these costs on to our customers in a timely and effective manner.

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

•                  As a result of current excess capacity in the tobacco-related papers industry and increased operating costs experienced in the last 12 to 24 months, particularly related to purchased energy, competitive levels of selling prices for certain of our products are not sufficient to cover those costs with a margin that we consider reasonable. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation of certain equipment. Management is evaluating how to operate our production facilities more effectively with reduced tobacco-related papers volumes. Further changes are possible that might require accelerated depreciation or write-offs of some additional equipment and could possibly include charges for employee-related costs associated with possible downsizing activities, particularly in the United States or France.

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

For additional factors and further discussion of these factors, please see our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at March 31, 2006 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2006. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Schweitzer-Mauduit International, Inc.

Atlanta, Georgia

We have reviewed the accompanying consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries (the “Company”) as of March 31, 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income (loss) and cash flow for the three-months ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income (loss) and cash flow for the year then ended (not presented herein); and in our report dated March 3, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
May 9, 2006

PART II

ITEM 1. LEGAL PROCEEDINGS

Our description of legal proceedings is in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC and in Note 4 in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of March 31, 2006, no material change has occurred with respect to the matters discussed therein and there are no material new matters to report.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Form 10-K for the year ending December 31, 2005. For a full description of these risk factors, please refer to Part I, Item 1A, “Risk Factors” therein, together with the “Forward-Looking Statements” section within Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of our Common Stock during the first quarter of 2006. The following table indicates the amount of shares of our Common Stock we have repurchased during 2006 and the remaining amount of share repurchases currently authorized by our Board of Directors as of March 31, 2006:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased As Part of Publicly Announced Programs	Maximum Amount Of Shares that May Yet be Repurchased Under the Program
			(# Shares) ($ in millions)	($ in millions)

January	—	—	—
February	—	—	—
March	—	—	—
First Quarter	—	—	—
Year-To-Date 2006	—	—	—	$19.0	*

* On December 2, 2004, our Board of Directors authorized the repurchase of shares of our Common Stock during the period January 1, 2005 to December 31, 2006 in an amount not to exceed $20.0 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reelection of Directors

Our Annual Meeting of Stockholders was held on Thursday, April 27, 2006, at which a vote was held regarding election of 2 directors, as had been indicated in our proxy statement mailed on or about March 16, 2006. The stockholders of Schweitzer-Mauduit International, Inc. reelected K.C. Caldabaugh and Richard D. Jackson as Class II Directors for a 3-year term expiring at the 2009 Annual Meeting of Stockholders. Mr. Caldabaugh serves as Principal, Heritage Capital Group, an investment banking firm. Mr. Jackson is a private investor and Chairman of the Board of ebank Financial Services, Inc. The results of the voting of stockholders were as follows:

	For	Withheld
Director: Mr. Caldabaugh	13,321,990	447,453
Director: Mr. Jackson	13,327,637	441,806

Independent directors continue to constitute a majority of our Board of Directors. Mr. Jackson was also elected by the Board of Directors to serve as the lead non-management director for a one-year term expiring in April 2007.

Other Directors continuing in office are (i) Mr. Wayne H. Deitrich, Mr. Leonard J. Kujawa and Mr. Larry B. Stillman, Class III Directors, whose terms will expire at the 2007 Annual Meeting of Stockholders, and (ii) Ms. Claire L. Arnold, Mr. Laurent G. Chambaz and Mr. Manuel J. Iraola, Class I Directors, whose terms will expire at the 2008 Annual Meeting of Stockholders.

ITEM 5. OTHER INFORMATION

None.

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

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ PAUL C. ROBERTS	By:	/s/ WAYNE L. GRUNEWALD
	Paul C. Roberts		Wayne L. Grunewald
	Chief Financial Officer and		Controller
	Treasurer		(principal accounting officer)
(duly authorized officer and
principal financial officer)

May 9, 2006			May 9, 2006

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended March 31, 2006

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