Form 10-Q
period 2006-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2006-08-08
CIK 1000623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                              to

1-13948
(Commission file number)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	62-1612879
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 North Point Center East, Suite 600
Alpharetta, Georgia	30022
(Address of principal executive offices)	(Zip code)

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

There were 15,450,339 shares of Common Stock, par value $0.10 per share, of the registrant outstanding as of August 7, 2006.

TABLE OF CONTENTS

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
	Report of Independent Registered Public Accounting Firm	37

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	38
Item 6.	Exhibits	39

SIGNATURES		40

GLOSSARY OF TERMS

INDEX TO EXHIBITS

EX 10.1	Electricity Supply Agreement, dated May 24, 2006, by and among Schweitzer-Mauduit do Brasil, S.A. and Companhia Energetica de Sao Paulo, or CESP
EX 10.2	Credit Agreement, dated July 31, 2006, by and among Schweitzer-Mauduit International, Inc. , Schweitzer-Mauduit France S.A.R.L and a group of lenders
EX 15	Letter from Deloitte & Touch LLP regarding unaudited interim financial information
EX 31.1	Section 302 Certification of CEO
EX 31.2	Section 302 Certification of CFO
EX 32	Section 906 Certification of CEO and CFO. *

	* These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

PART I

ITEM 1.  FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net Sales	$162.1	$168.2	$327.5	$328.8
Cost of products sold	139.9	142.0	280.7	278.5

Gross Profit	22.2	26.2	46.8	50.3

Selling expense	5.9	6.1	11.5	12.3
Research expense	1.9	2.5	3.7	5.0
General expense	6.8	6.9	14.5	12.7
Total nonmanufacturing expenses	14.6	15.5	29.7	30.0

Restructuring expense (see Note 4)	3.4	—	3.9	—

Operating Profit	4.2	10.7	13.2	20.3

Interest expense	1.4	1.5	2.8	2.8
Other (expense) income, net	(0.6)	0.9	(0.6)	1.5

Income Before Income Taxes, Minority Interest and Loss from Equity Affiliates	2.2	10.1	9.8	19.0

Provision for income taxes	0.4	2.9	2.4	5.5
Minority interest in earnings of subsidiaries	1.0	1.4	2.0	2.7
Loss from equity affiliates	0.1	—	0.1	—

Net Income	$0.7	$5.8	$5.3	$10.8

Net Income Per Share

Basic	$0.04	$0.39	$0.34	$0.72

Diluted	$0.04	$0.38	$0.34	$0.70

Cash Dividends Declared Per Share	$0.15	$0.15	$0.30	$0.30

Weighted Average Shares Outstanding

Basic	15,399,600	15,156,200	15,377,100	15,083,600

Diluted	15,528,000	15,499,000	15,529,200	15,501,700

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2.7	$5.1
Accounts receivable	93.1	99.8
Inventories	127.3	123.0
Other current assets	15.2	14.8
Total Current Assets	238.3	242.7

Property, Plant and Equipment, net	418.6	414.0
Other Assets	37.1	34.1

Total Assets	$694.0	$690.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current debt	$27.3	$30.0
Accounts payable	54.4	64.3
Accrued expenses	73.7	71.7
Current deferred revenue	6.0	6.0
Total Current Liabilities	161.4	172.0

Long-Term Debt	79.4	83.7
Deferred Income Tax Liabilities	38.8	40.2
Pension and Other Postretirement Benefits	37.4	38.1
Deferred Revenue	26.7	30.0
Other Liabilities	20.9	20.1
Minority Interest	17.1	13.8

Total Liabilities	381.7	397.9

Stockholders’ Equity
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 16,078,733 shares issued; 15,441,163 and 15,307,756 shares outstanding at June 30, 2006 and December 31, 2005, respectively	1.6	1.6
Additional paid-in-capital	63.3	63.8
Common stock in treasury, at cost, 637,570 and 770,977 shares at June 30, 2006 and December 31, 2005, respectively	(12.9)	(15.6)
Retained earnings	282.4	281.8
Unearned compensation on restricted stock	—	(0.3)
Accumulated other comprehensive loss, net of tax	(22.1)	(38.4)

Total Stockholders’ Equity	312.3	292.9

Total Liabilities and Stockholders’ Equity	$694.0	$690.8

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME (LOSS)

(dollars in millions, except per share amounts)

(Unaudited)

								Accumulated
			Additional					Other
	Common Stock Issued		Paid-In	Treasury Stock		Retained	Unearned	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Compensation	Income (Loss)	Total

Balance, December 31, 2004	16,078,733	$1.6	$63.3	1,132,083	$(22.3)	$271.5	$(0.5)	$(21.0)	$292.6

Net income for the six months ended June 30, 2005						10.8			10.8
Adjustments to unrealized foreign currency translation								(14.9)	(14.9)
Changes in the fair value of derivative instruments								(0.5)	(0.5)
Comprehensive (loss)									(4.6)

Dividends declared ($0.30 per share)						(4.6)			(4.6)
Purchases of treasury stock				29,270	(1.0)				(1.0)
Restricted stock issuances			0.1	(4,500)	0.1				0.2
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(1,596)	—				—
Stock issued to directors from deferred compensation			0.1	(4,511)	0.1				0.2
Excess tax benefits of stock-based awards			0.8						0.8
Issuance of shares for options exercised	—	—	(0.4)	(264,270)	5.2	—	—	—	4.8

Balance, June 30, 2005	16,078,733	1.6	63.9	886,476	(17.9)	277.7	(0.4)	(36.4)	288.5

Net income for the six months ended December 31, 2005						8.6			8.6
Adjustments to minimum pension liability								(0.2)	(0.2)
Adjustments to unrealized foreign currency translation								(2.3)	(2.3)
Changes in the fair value of derivative instruments								0.5	0.5
Comprehensive income									6.6

Dividends declared ($0.30 per share)						(4.5)			(4.5)
Restricted stock forfeitures			(0.1)	2,000	(0.1)				(0.2)
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation				(2,068)	0.1				0.1
Excess tax benefits of stock-based awards			0.2						0.2
Issuance of shares for options exercised	—	—	(0.2)	(115,431)	2.3	—	—	—	2.1

Balance, December 31, 2005	16,078,733	1.6	63.8	770,977	(15.6)	281.8	(0.3)	(38.4)	292.9

Net income for the six months ended June 30, 2006						5.3			5.3
Adjustments to unrealized foreign currency translation								16.3	16.3
Comprehensive income									21.6

Effect of adoption of new accounting standard			(0.3)				0.3		—
Dividends declared ($0.30 per share)						(4.7)			(4.7)
Restricted stock issuances			(0.5)	(27,000)	0.5	—			—
Return of shares.				13
Restricted stock forfeitures			0.1	3,000	(0.1)				—
Stock-based compensation expense			0.2						0.2
Stock issued to directors as compensation				(3,020)	0.1				0.1
Excess tax benefits of stock-based awards			0.4						0.4
Issuance of shares for options exercised	—	—	(0.4)	(106,400)	2.2	—	—	—	1.8

Balance, June 30, 2006	16,078,733	$1.6	$63.3	637,570	$(12.9)	$282.4	$—	$(22.1)	$312.3

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in millions)

(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Operations
Net income	$5.3	$10.8
Non-cash items included in net income
Depreciation and amortization	22.3	19.3
Amortization of deferred revenue	(3.3)	(3.9)
Deferred income tax (benefit) provision	(2.9)	0.3
Minority interest in earnings of subsidiaries	2.0	2.7
Other items	1.4	(0.8)
Net changes in operating working capital	(2.6)	(36.4)
Cash Provided by (Used for) Operations	22.2	(8.0)

Investing
Capital spending	(2.1)	(8.2)
Capitalized software costs	(0.7)	(0.2)
Acquisitions, net of cash acquired	—	(11.9)
Investment in equity affiliates	(2.5)	—
Other	(5.9)	(4.7)
Cash Used for Investing	(11.2)	(25.0)

Financing
Cash dividends paid to SWM stockholders	(4.7)	(4.6)
Changes in short-term debt	(3.5)	19.2
Proceeds from issuances of long-term debt	21.2	17.2
Payments on long-term debt	(28.6)	(4.9)
Purchases of treasury stock	—	(1.0)
Proceeds from exercise of stock options	1.8	4.8
Excess tax benefits of stock-based awards	0.4	—
Cash (Used for) Provided By Financing	(13.4)	30.7

Effect of Exchange Rate Changes on Cash	—	—

Decrease in Cash and Cash Equivalents	(2.4)	(2.3)

Cash and Cash Equivalents at beginning of period	5.1	4.5

Cash and Cash Equivalents at end of period	$2.7	$2.2

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  GENERAL

Nature of Business

Schweitzer-Mauduit International, Inc., or the Company, is a multinational diversified producer of premium specialty papers headquartered in the United States of America and is the world’s largest supplier of fine papers to the tobacco industry. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications.  The primary products include cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging.  These products are sold directly to the major tobacco companies or their designated converters in North and South America, western and eastern Europe, Asia and elsewhere.

The Company is the premier manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, and the leading independent producer of RTL used in producing blended cigarettes.  The Company conducts business in over 90 countries and currently operates 11 production locations worldwide, with production facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada.  The Company has a 50 percent equity interest in a joint venture to manufacture and sell tobacco-related papers in China.

The Company’s manufacturing facilities have a long history of producing paper, which dates back to 1545. The Company’s domestic mills led the development of the North American tobacco-related papers manufacturing industry, which was originated by Peter J. Schweitzer, Inc. and began as an importer of cigarette papers from France in 1908.

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

The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.  The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on March 7, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of Schweitzer-Mauduit International, Inc. and wholly owned, controlled majority-owned and financially controlled subsidiaries.  Minority interest represents minority stockholders’ proportionate share of the equity in LTRI Industries S.A., or LTRI, and Schweitzer-Mauduit do Brasil S.A., or SWM-B.  The Company’s share of the net income or loss of its 50 percent owned joint venture in China is included in the consolidated income statement as “Loss from equity affiliates.”  All significant intercompany balances and transactions have been eliminated.

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

Reclassifications

Certain prior year amounts in the Consolidated Statements of Cash Flow have been reclassified to conform to the current year financial statement presentation..  Historically, amounts relating to changes in currency translation had been included in changes in operating working capital.  These amounts had not been significant when aggregated.  However, recent increases in working capital and fluctuations in foreign currency exchange rates have increased the value related to each category of working capital.  Such currency translation amounts are now excluded from changes in operating working capital and are reported separately.  The net effects of the reclassifications on the Consolidated Statements of Cash Flow were to increase Cash Used for Operations by $0.9 million for the six months ended June 30, 2005, decrease Cash Used for Investing by $0.9 million for the six months ended June 30, 2005, and on a separate line report the Effect of Exchange Rate Changes on Cash, which had no effect for the six months ended June 30, 2005.

Share-Based Incentive Compensation

Accounting Prior to Adoption of SFAS  123R

Prior to the January 1, 2006 adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which revised SFAS 123, “Accounting for Stock Based Compensation,” and superseded Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” the Company accounted for stock-based compensation using the intrinsic value method under APB 25 and related Accounting Interpretations thereof as permitted by SFAS 123.  SFAS 123 provided entities a choice of recognizing related compensation expense by adopting a fair value based method of accounting for stock compensation, including stock options to employees, or to measure compensation using the intrinsic value method under APB 25.  Prior to January 1, 2006, the Company had elected to continue to measure compensation cost for stock compensation based on the intrinsic value method under APB 25.  Payments in the form of the Company’s shares made to third parties, including outside directors, were and still are recorded at fair value based on the market value of the Company’s common stock at the time of payment.  Under APB 25, because the exercise price of employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.  SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” required presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock compensation under the fair value method of that statement.

For purposes of the pro forma disclosures, the estimated fair value of the stock compensation was amortized to expense over the vesting period.  Under the fair value method, the Company’s net income and earnings per share would have been the pro forma amounts indicated below (dollars in millions, except per share amounts):

	Three Months Ended,	Six Months Ended,
	June 30, 2005	June 30, 2005
Net Income
As reported	$5.8	$10.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	0.2	0.5
Pro forma	$5.6	$10.3
Basic net income per share
As reported	$0.39	$0.72
Pro forma	$0.37	$0.68
Diluted net income per share
As reported	$0.38	$0.70
Pro forma	$0.36	$0.66

Summary of Impact of SFAS 123R

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net income for the three and six month periods ended June 30, 2006 were both lower by less than $0.1 million than what would have been reported under APB 25.  Excess tax benefits recognized related to stock-based awards for the three and six months ended June 30, 2006 were none and $0.4 million, respectively, and were $0.2 million and $0.8 million, respectively,  for the three and six months ended June 30, 2005.  Prior to the adoption of SFAS 123R, the Company presented all excess tax benefits resulting from the exercise of stock-based awards as operating cash flows in the Consolidated Statements of Cash Flow.  SFAS 123R requires the amounts of cash flow resulting from the tax benefits in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows.  Also, in connection with past awards of restricted stock, the unamortized compensation expense previously recognized as a reduction of stockholders’ equity in accordance with SFAS 123 was eliminated against additional paid-in-capital as of January 1, 2006 in accordance with SFAS 123R.

In prior years, the Company transitioned the primary form of its stock-based compensation from stock options to restricted stock, including the substitution of restricted stock for stock options for the equity component of the Long-Term Incentive Plan, or LTIP, beginning in 2006.  Also, on December 9, 2005, the Board of Directors accelerated vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that had exercise prices above $30.00 per share.  As a result, options to purchase approximately 300,000 shares of the Company’s common stock vested immediately, but no underlying shares will be transferable by the Company’s officers prior to the original vesting schedule except in the event of an officer’s termination of employment.  Accelerated stock options held by the Company’s officers represented approximately 90 percent of the total accelerated options.  As a result of the transition by the Company to the use of restricted stock instead of stock options as the primary form of stock-based compensation and the acceleration of vesting of certain unvested and “out-of-the-money” stock options in December 2005, the impact of the adoption of SFAS 123R on the Company’s financial statements was not material.

Accounting After Adoption of SFAS 123R

Employee Stock Options

The Company’s Equity Participation Plan expired in 2005 and was not renewed.  Stock options are not expected to be granted after 2005.

The exercise price of each of the Company’s employee stock option grants was equal to the average of the high and low market price on the date of grant.  Under the Company’s stock option plan, the stock option’s maximum term was 10 years from the date of grant.  Awards vested 30 percent, 30 percent and 40 percent over each of the first three years, respectively.  Under APB 25, no compensation expense was recorded for stock options.  Under SFAS 123R, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  The Company used the fair value of each option grant on the date of grant in the determination of pro forma expense amounts reflected in past disclosures in accordance with SFAS 123.  The unamortized balances of those pro forma fair value amounts are being recorded as expense beginning January 1, 2006 in accordance with SFAS 123R.

A summary of the status of stock options outstanding as of June 30, 2006 and changes during the six months then ended is presented below:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining Contractual
	Shares	Per Share	Term (in years)
Options outstanding at January 1, 2006	1,162,592	$24.48
Exercised	(106,400)	16.20
Canceled	—	—
Options outstanding at June 30, 2006	1,056,192	$25.31	6.3
Options vested and exercisable June 30, 2006	1,034,192	$25.30	6.2

As of June 30, 2006, there was $0.1 million of unrecognized compensation cost related to outstanding stock options to be recorded during 2006, 2007 and 2008 in accordance with SFAS 123R.

Restricted Stock

The Company’s restricted stock grants generally vest upon completion of a specified period of time.  The fair value of each award is equal to the share price of the Company’s stock on the date of grant.  This cost is recognized over the vesting period of the respective award.  As of June 30, 2006, there was $0.6 million of unrecognized compensation cost related to outstanding restricted stock.  A summary of outstanding restricted stock awards as of June 30, 2006 and 2005 and changes during the six months ended is summarized below:

	2006		2005
		Weighted-Average		Weighted-Average
		Fair Value at		Fair Value at
	# of Shares	Date of Grant	# of Shares	Date of Grant
Nonvested restricted shares outstanding at January 1	28,500	$25.43	54,000	$16.45
Granted	27,000	24.51	4,500	33.09
Forfeited	(3,000)	25.97	—	—-
Vested	(13,500)	23.45	(27,000)	22.90
Nonvested restricted shares outstanding at June 30	39,000	25.44	31,500	25.48

Long-Term Incentive Plan Performance Based Shares

The Company’s LTIP for key executives includes an equity-based award component.  The objectives under the LTIP are established for multiple years at the beginning of a performance cycle and are intended to focus management on longer-term strategic goals.  The Compensation Committee of the Board of Directors designates participants in the LTIP and determines the equity-based award opportunity in the form of restricted stock for each performance cycle, which is generally measured on the basis of a 3-year performance period.  Performance is measured on a cumulative basis and a portion of each performance cycle’s restricted stock award opportunity may be earned annually.  The restricted shares are issued and outstanding when the number of shares becomes fixed, after the annual performance is determined, and such awards vest at the end of the performance cycle.  The Company recognizes compensation expense over the performance period based on the fair value of the award, with compensation expense being adjusted cumulatively based on the expected level of achievement of performance goals and the Company’s stock price.  The expected number of restricted shares currently being used to calculate the LTIP equity-based compensation expense for 2006 is 15,590.  For the number of common and potential common shares outstanding used in the calculation of diluted net income per common share for the three and six month periods ended June 30, 2006, unamortized compensation expense associated with the equity-based LTIP award opportunity is treated as proceeds used to purchase shares in the treasury stock method of calculating the number of shares, and the net increase in diluted shares for the three and six month periods ended June 30, 2006 was 8,425 and 6,486, respectively.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“FAS 151”),” or SFAS 151.  SFAS 151 amends the guidance in Accounting Research Bulletin, or ARB, No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  SFAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal.  In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities.   The Company’s adoption of this new accounting standard effective January 1, 2006 had no material impact on the accompanying financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has adopted this new accounting standard effective January 1, 2006. Since it applies to accounting changes and corrections of errors that occur after January 1, 2006, there was no impact on the Company’s consolidated financial position or results of operations.

On July 13, 2006, FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” was issued. This Interpretation is effective for years beginning after December 15, 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company is currently in the process of reviewing this guidance to determine its impact on the Company’s consolidated financial position and results of operations.

NOTE 2.  NET INCOME PER SHARE

Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding.  Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding.  Potential common shares during the respective periods are those related to stock options outstanding, restricted stock outstanding, directors’ accumulated deferred stock compensation, which may be received by the directors in the form of stock or cash, and restricted stock estimated to be earned as part of the LTIP.  A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net income per share follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Average number of common shares outstanding	15,399.6	15,156.2	15,377.1	15,083.6
Dilutive effect of:
• stock options	60.3	293.8	86.5	361.6
• restricted stock	38.9	32.5	39.0	40.3
• directors’ deferred stock compensation	20.8	16.5	20.1	16.2
• long-term incentive compensation	8.4	—	6.5	—
Average number of common and potential common shares	15,528.0	15,499.0	15,529.2	15,501.7

Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods.  The average number of share equivalents resulting from these anti-dilutive stock options not included in the computations of diluted net income per share for the three and six month periods ended June 30, 2006 were approximately 600,000 and 489,900, respectively, and for the three and  six month periods ended  June 30, 2005 were approximately 188,600 and 186,100, respectively.

NOTE 3.  INVENTORIES

The following schedule details inventories by major class (dollars in millions):

	June 30, 2006	December 31, 2005
Raw materials	$37.4	$40.9
Work in process	14.7	17.0
Finished goods	53.9	45.1
Supplies and other	21.3	20.0
Total	$127.3	$123.0

NOTE 4. RESTRUCTURING EXPENSE

At the Lee Mills facility in Massachusetts, the Company operates a machine that is owned by Kimberly-Clark Corporation.  Ownership of the machine was retained by Kimberly-Clark in the 1995 spin-off of the Company and is operated solely for the purpose of producing a proprietary product used as an in-process material by Kimberly-Clark.  Under the contract for its continued operation, the Company essentially invoices Kimberly-Clark the actual costs of operating the machine, including allocations of indirect and fixed overhead costs.  While the current term of the contract was scheduled to expire in December 2009, Kimberly-Clark gave notice of early termination in January 2006, which under the contract began an 18 month termination period for the contract now ending in August 2007.  While certain of the costs currently invoiced to Kimberly-Clark can be eliminated, the Company may be unable to eliminate a portion of the approximately $2 million of indirect and fixed overhead costs that are currently absorbed by that operation when the Kimberly-Clark contract expires in August 2007.  As a result, the Company has begun to evaluate the operational and financial impact that the Kimberly-Clark contract termination, as well as changes in tobacco-related paper customer sales volume forecasts and lack of profitability for certain commercial and industrial paper grades produced at the Lee Mills might have on its operations.  While the Company is still evaluating broader restructuring options, it was decided in February 2006 to transfer the production volume from one porous plug wrap paper machine to another currently under-utilized Lee Mills porous plug wrap paper machine and to commence accelerated depreciation on the affected equipment.  Additionally, the salaried and hourly Lee Mills workforces were reorganized to be more efficient and cost effective, which will result in the loss of approximately 25 jobs.  As a result of these decisions, the Company expects to incur restructuring expenses totaling approximately $1.3 million in 2006 and $1.0 million in each of 2007 and 2008.  Of the $1.3 million projected for 2006, $0.3 million and $0.5 million were recorded during the first and second quarters, respectively, of which $0.5 million represented non-cash accelerated depreciation and $0.3 million of cash costs were employee related.  The remaining estimated 2006 through 2008 expenses are primarily for non-cash accelerated depreciation.

Additionally, on May 26, 2006, the Company announced a decision to cease the production and sale of décor papers made at its mill in Lee.  As a result of this decision, the Company ceased operation of a paper machine in July, which will result in 2006 accelerated depreciation and other restructuring related expenses totaling approximately $4.5 million, including cash costs of approximately $0.5 million that are partly related to employee severance expenses.  This cessation is resulting in the loss of approximately 15 jobs in total at the Lee Mills and at the Company’s U.S. headquarters in Alpharetta, Georgia.  Of the $4.5 million of these estimated total restructuring expenses, $2.4 million were recorded in the second quarter of 2006 and the remainder is expected to be incurred during the balance of 2006, primarily in the third quarter.  Of the $2.4 million expensed in the current quarter, $2.2 million represented non-cash expenses of accelerated depreciation and inventory write-offs and $0.2 million represented cash costs, including severance benefits.

In France, a downturn in tobacco-related papers demand has resulted from a decrease in consumption of cigarettes in certain countries due to increased taxes and regulation on the cigarette industry.  Additionally, new tobacco-related papers capacity began operation in Europe during 2003 and 2004.  This has created a very competitive pricing environment during a time of high inflationary cost increases, resulting in some lost sales volumes for tobacco-related papers produced by the French operations.  This downturn in demand, as well as the Company’s decision to eliminate low margin products, has caused the Company to have excess capacity and machine shutdowns. As a result, the Company recorded $0.2 million of accelerated depreciation in the first quarter of 2006 and $0.5 million of restructuring expenses in the second quarter of 2006 in France, which consisted of accelerated depreciation of $0.3 million and severance and other cash costs of $0.2 million.   The Company expects to record an additional $0.3 million in cash restructuring expenses during the third quarter of 2006 based upon decisions made to date.

These restructuring expenses totaled $3.4 million during the second quarter of 2006, of which $0.7 million were cash costs.  Restructuring expenses were $3.9 million during the first six months of the year, of which $0.7 million were cash costs.

Restructuring liability reserves related to the cash costs for 2006 were classified in Accrued Expenses as a current liability on the Consolidated Balance Sheet and are summarized as follows (dollars in millions):

Balance at January 1, 2006	$—
Accruals for new committed / announced programs	0.7
Cash payments	(0.5)
Balance at June 30, 2006	$0.2

The Company is continuing to evaluate how to operate its production facilities in France and the United States more effectively.  Analyses are ongoing, and the Company has not committed to any actions beyond those identified above.   However, additional restructuring expenses in France or the United States may be required based on the outcome of these analyses.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various legal proceedings and disputes (see Note 7, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).  There have been no material developments to these matters during 2006.

Environmental Matters

The Company’s operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters.  The nature of the Company’s operations exposes it to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims.  While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental laws and regulations, the Company believes that its future cost of compliance with environmental laws, regulations and ordinances, and the exposure to liability for environmental claims and its obligation to participate in the remediation and monitoring of certain hazardous waste disposal sites, will not have a material adverse effect on financial condition or results of operations.  However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on the Company’s financial condition or results of operations.

The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada.  For these purposes, the Company anticipates that it will incur capital expenditures of approximately $1 million in 2006 and approximately $2 to $3 million in 2007, of which no material amount is the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce the Company’s ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 6.  POSTRETIREMENT AND OTHER BENEFITS

The Company sponsors pension benefits in the United States, France, the Philippines and Canada and postretirement healthcare and life insurance benefits in the United States and Canada.  The Company’s Canadian and Philippines pension and postretirement benefits are not significant and therefore are not included in the following disclosures.

During May 2006, the Company implemented the terms of its last and final offer following an impasse in negotiations with the United Steelworkers of America on a collective bargaining agreement for the Lee Mills that had been extended since its original expiration date of July 31, 2005.  Pursuant to the terms of the offer that was unilaterally implemented by the Company, all affected hourly employees at the Lee Mills were notified that the further accrual of benefits under their defined benefit pension plan would be frozen as of July 17, 2006.  Consequently, hourly employees at the Lee Mills do not earn any additional benefits for future service (years or earnings) under the defined benefit plan beginning July 17, 2006.  This termination of the accrual of additional benefits for future service qualified this action for curtailment under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” This action is expected to reduce the Company’s future annual pension expense and pension fund contribution requirements. The plan has not been terminated, and benefits accrued as of July 17, 2006 will continue to be paid in accordance with the plan terms.  Allowable contributions and the matching percentage for the defined contribution, or 401(k), plan for the Lee Mills hourly employees are being modified to partially offset the employee pension benefit reduction.

The Lee Mills action necessitated a remeasurement of the Company’s accumulated benefit obligation under the U.S. pension plan and resulted in a curtailment gain of $0.1 million during the second quarter.  As part of this remeasurement, the Company increased its discount rate assumption from 5.75 percent to 6.50 percent to reflect recent changes in the market interest rates.  Other actuarial assumptions (primarily asset returns, wage rate increases, plan population, retirement assumptions, mortality table and cash balance crediting rate) remained consistent with those previously disclosed.

In accordance with SFAS No. 88, the Company calculated its curtailment gain by first remeasuring its plan assets and projected benefit obligation, or PBO, as of the date of the curtailment, excluding the effects of the curtailment, but including the effects of the changes in assumptions.  The Company then had the plan assets and the PBO measured using the effects of the curtailment.  This enabled it to isolate the effect of the curtailment on the PBO, without affecting the measurement for any change in the actuarial assumptions since the prior measurement date.

The components of net pension and postretirement healthcare and life insurance benefit costs for U.S. employees for the three and six month periods ended June 30, 2006 and 2005 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
U.S. Pension Benefits	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Service cost	$0.3	$0.8	$0.9	$1.5
Interest cost	1.8	1.6	3.3	3.1
Expected return on plan assets	(1.7)	(1.6)	(3.5)	(3.2)
Amortization and other	0.6	0.5	1.3	1.1
Pension curtailment gain	(0.1)	—	(0.1)	—
Net periodic benefit cost	$0.9	$1.3	$1.9	$2.5

	Three Months Ended		Six Months Ended
U.S. Postretirement Healthcare and Life Insurance Benefits	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Service cost	$—	$—	$0.1	$0.1
Interest cost	0.2	0.2	0.4	0.4
Net periodic benefit cost	$0.2	$0.2	$0.5	$0.5

The components of net pension costs in France for the three and six month periods ended June 30, 2006 and 2005 were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
French Pension Benefits	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Service cost	$0.4	$0.4	$0.8	$0.8
Interest cost	0.5	0.4	1.0	0.8
Expected return on plan assets	(0.3)	(0.2)	(0.6)	(0.4)
Amortization and other	0.2	0.1	0.4	0.3
Net periodic benefit cost	$0.8	$0.7	$1.6	$1.5

The Company contributed $2.0 million and $5.0 million to its pension plans through the first six months of 2006 and 2005, respectively, and currently expects to make total pension contributions for the full year of 2006 of approximately $10 to $15 million.  The Company also made a total of $1.2 million of payments related to its U.S.

postretirement healthcare and life insurance benefits for the six months ended June 30, 2006, and expects to make additional payments during the remainder of 2006 of approximately $1 million.

NOTE 7.  SEGMENT INFORMATION

The Company operates and manages its businesses based on the geographical location of the primary manufacturing operations: the United States, France and Brazil.  These business segments manufacture and sell cigarette, plug wrap and tipping papers, used to wrap various parts of a cigarette, reconstituted tobacco products and paper products used in cigarette packaging.  While the products are similar in each segment, they vary based on customer requirements and the manufacturing capabilities of each location.  Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

Tobacco industry products comprised approximately 91 percent of the Company’s consolidated net sales in the three and six month periods ended June 30, 2006 and 2005.  The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

For purposes of the segment disclosure in the following tables, the term “United States” includes operations in the United States and Canada.  The Canadian operation only produces flax fiber used as raw material in the U.S. operations.  The term “France” includes operations in France, the Philippines, beginning in June 2005, and Indonesia.  Since the results of the Philippine and Indonesian operations are not material for segment reporting purposes and their sales are coordinated with sales of the French operations in southeast Asia, they are included in the “France” segment.  Sales of products between segments are made at market prices and elimination of these sales is referred to in the following tables as intersegment sales.  Expense amounts not associated with segments are referred to as unallocated expenses.

Net Sales

(dollars in millions)

	Three Months Ended				Six Months Ended
	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
France	$97.3	60.0%	$104.8	62.3%	$190.0	58.0%	$206.9	62.9%
United States	55.8	34.4	54.8	32.6	118.2	36.1	106.7	32.5
Brazil	14.7	9.1	14.2	8.4	31.0	9.5	27.7	8.4
Subtotal	167.8	103.5	173.8	103.3	339.2	103.6	341.3	103.8

Intersegment sales by France	(3.7)	(2.3)	(3.5)	(2.1)	(7.1)	(2.2)	(9.0)	(2.7)
United States	(0.2)	(0.1)	(0.5)	(0.3)	(0.4)	(0.1)	(0.8)	(0.3)
Brazil	(1.8)	(1.1)	(1.6)	(0.9)	(4.2)	(1.3)	(2.7)	(0.8)
Subtotal	(5.7)	(3.5)	(5.6)	(3.3)	(11.7)	(3.6)	(12.5)	(3.8)
Consolidated	$162.1	100.0%	$168.2	100.0%	$327.5	100.0%	$328.8	100.0%

Operating Profit

(dollars in millions)

	Three Months Ended				Six Months Ended
	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
France	$5.5	130.9%	$11.5	107.5%	$13.9	105.3%	$22.3	109.9%
United States	0.7	16.7	—	—	3.2	24.2	(0.4)	(2.0)
Brazil	(0.3)	(7.1)	1.0	9.3	(0.1)	(0.7)	1.3	6.4
Unallocated	(1.7)	(40.5)	(1.8)	(16.8)	(3.8)	(28.8)	(2.9)	(14.3)
Subtotal	$4.2	100.0%	$10.7	100.0%	$13.2	100.0%	$20.3	100.0%

NOTE 8.   SUBSEQUENT EVENTS

New Bank Credit Agreement

On July 20, 2006, Schweitzer-Mauduit International, Inc. and Schweitzer-Mauduit France S.A.R.L., a wholly-owned subsidiary of the Company, entered into a new unsecured credit agreement, or the Credit Agreement, with a group of banks led by Natexis Banques Populaires, Société Générale Corporate & Investment Banking and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc. to refinance its existing bank credit agreement.  The Credit Agreement became effective July 31, 2006 and provides for (a) additional borrowing capacity of approximately $60 million, increasing the total facilities to $195 million from $135 million, (b) a reduced number of tranches from 4 to 2, (c) extended terms, with the maturity date of the new facilities being no earlier than 5 years, (d) lower interest rate margins and (e) fewer, less restrictive financial covenant requirements.  The Credit Agreement replaces the existing credit facility executed on January 31, 2002 that was scheduled to expire in January 2007.  Borrowings outstanding under the credit agreement existing as of June 30, 2006 of $64.2 million were classified as Long-Term Debt in the Consolidated Balance Sheet at June 30, 2006 as a result of the Company having refinanced the debt with a new Credit Agreement effective July 31, 2006.

The Credit Agreement provides for a $95 million U.S. revolving credit facility, or U.S. revolver, and an €80 million revolving credit facility, or Euro revolver, both with 5-year terms, plus 2 one-year extension options, with the extensions at the discretion of the participating banks.  The Credit Agreement is guaranteed by the Company and contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a Net Debt to Equity Ratio not to exceed 1.0 and (b) a Net Debt to Adjusted EBITDA Ratio not to exceed 3.0.  The increased amount of the facility and its favorable terms will provide greater flexibility to pursue possible restructuring activities in France and the United States and various strategic opportunities.  Repayment of amounts drawn under the Credit Agreement may be accelerated in limited circumstances, which include events of default not timely cured and change of control events.  Draws have been made to repay borrowings under the existing credit agreement.  Expected draws are also anticipated for (a) working capital needs  (b) funding the Company’s joint venture in China and (c) other general corporate purposes.  Borrowings, including repayments of the existing credit agreement, against the Credit Agreement are expected to aggregate the U.S. dollar equivalent of approximately $70 to $100 million during the balance of 2006.  Under the Credit Agreement, interest rates are at market rates, based on the London Interbank Offered Rate, or LIBOR, for U.S. dollar borrowings and the Euro Interbank Offered Rate, or EURIBOR, for euro borrowings, plus an applicable margin that varies from 0.35 percent to 0.75 percent per annum depending on the Net Debt to Adjusted EBITDA Ratio, as defined in the Credit Agreement.  The Company will incur commitment fees at an annual rate of either 0.30 or 0.35 percent of the applicable margin on the committed amounts not drawn, depending on the Net Debt to Adjusted EBITDA Ratio.

Changes in Executive Officers

On July 10, 2006, the Company issued a press release announcing that effective August 1, 2006, Paul C. Roberts,, current Chief Financial Officer and Treasurer , or CFO, would be assuming the newly created position of Vice President – Strategic Planning and Implementation, reporting to Wayne H. Deitrich, Chairman and Chief Executive Officer.  Mr. Roberts has served as CFO since August 1995.  In this new role, Mr. Roberts will be responsible for corporate projects including potential investment opportunities and strategic initiatives, while continuing to serve as Vice-Chairman of the Board of China Tobacco Mauduit (Jiangmen) Paper Industry Company Ltd., the Company’s tobacco-related papers joint venture in China.

Succeeding Mr. Roberts as CFO is Peter J. Thompson, President – U.S. Operations since November 1998.  Mr. Thompson joined the Company in January 1997 as Marketing Manager – U.S.  Previously, he was CFO and then Marketing Director for Tape, Inc. from May 1995 to January 1997.  Also, prior to May 1995, he held several key financial positions with Kimberly-Clark where he was involved in financial and business analysis, acquisitions and divestitures.

Coincident with the above changes, Otto R. Herbst, President – Brazilian Operations, became President – the Americas, with profit responsibility for the Brazilian and U.S. Business Units, reporting to Frédéric P. Villoutreix, Chief Operating Officer. This change will result in the consolidation of the positions of President – Brazilian Operations and President – U.S. Operations.   Mr. Herbst served as President of the Brazilian operations since 1999.  Prior to 1999, Mr. Herbst served as General Manager for New Business and Services from 1997 through 1999 for Interprint, a manufacturer of security documents, telephone cards, and business forms.  From 1990 through 1997,

Mr. Herbst served as Director for Agaprint, a manufacturer of packaged materials, business forms, commercial printing papers, personalized documents and envelopes.

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

•                  Recent Developments

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Other Factors Affecting Liquidity and Capital Resources

•                  Outlook

•                  Forward-Looking Statements

Executive Summary

(dollars in millions, except per share amounts)

	Three Months Ended						Six Months Ended
	June 30, 2006			June 30, 2005			June 30, 2006			June 30, 2005
Net sales	$162.	1	100.0%	$168.	2	100.0%	$327.	5	100.0%	$328.	8	100.0%
Gross profit	22.	2	13.7	26.	2	15.6	46.	8	14.3	50.	3	15.3
Restructuring expense	3.	4	2.1	—		—	3.	9	1.2	—		—
Operating profit	4.	2	2.6	10.	7	6.4	13.	2	4.0	20.	3	6.2
Net income	$0.	7	0.4%	$5.	8	3.4%	$5.	3	1.6%	$10.	8	3.3%
Diluted earnings per share	$0.	04		$0.	38		$0.	34		$0.	70
Capital spending	$0.	5		$4.	7		$2.	1		$8.	2

The decline in earnings compared with the second quarter of 2005 was the result of our inability to fully offset unabsorbed fixed costs, inflationary cost increases and restructuring expenses through improved mill operations or higher selling prices.  Unabsorbed fixed costs increased operating expenses by $5.4 million and inflationary cost increases unfavorably impacted operating results by $3.7 million during the quarter.  Restructuring expenses of $3.4 million were also recognized in the quarter.

Recent Developments

Operational Changes – United States and France

At the Lee Mills facility in Massachusetts, we operate a machine that is owned by Kimberly-Clark Corporation.  Ownership of the machine was retained by Kimberly-Clark in our 1995 spin-off and is operated solely for the purpose of producing a proprietary product used as an in-process material by Kimberly-Clark.  Under the contract for its continued operation, we essentially invoice Kimberly-Clark the actual costs of operating the machine, including allocations of indirect and fixed overhead costs.  While the current term of the contract was scheduled to expire in December 2009, Kimberly-Clark gave notice of early termination in January 2006, which under the contract began an 18 month termination period for the contract now ending in August 2007.  While certain of the costs currently invoiced to Kimberly-Clark can be eliminated, we may be unable to eliminate a portion of the approximately $2 million of indirect and fixed overhead costs that are currently absorbed by that operation when the Kimberly-Clark contract expires in August 2007.  As a result, we have begun to evaluate the operational and financial impact that the Kimberly-Clark contract termination, as well as changes in tobacco-related paper customer sales volume forecasts and lack of profitability for certain commercial and industrial paper grades produced at the Lee Mills might have on its operations.  While we are still evaluating broader restructuring options, we decided in February 2006 to transfer the production volume from one porous plug wrap paper machine to another currently under-utilized Lee Mills porous plug wrap paper machine and to commence accelerated depreciation on the affected equipment.  Additionally, the salaried and hourly Lee Mills workforces were reorganized to be more efficient and cost effective, which will result in the loss of approximately 25 jobs.  As a result of these decisions, we expect to incur restructuring expenses totaling approximately $1.3 million in 2006 and $1.0 million in each of 2007 and 2008.  Of the $1.3 million projected for 2006, $0.3 million and $0.5 million were recorded during the first and second quarters, respectively, of which $0.5 million represented non-cash accelerated depreciation and $0.3 million of cash costs were employee related.  The remaining estimated 2006 through 2008 expenses are primarily for non-cash accelerated depreciation.

Additionally, on May 26, 2006, we announced a decision to cease the production and sale of décor papers made at our mill in Lee.  As a result of this decision, we ceased operation of a paper machine in July, which will result in 2006 accelerated depreciation and other restructuring related expenses totaling approximately $4.5 million, including cash costs of approximately $0.5 million that are partly related to employee severance expenses.  This cessation is resulting in the loss of approximately 15 jobs in total at the Lee Mills and at our U.S. headquarters in Alpharetta, Georgia.  Of the $4.5 million of these estimated total restructuring expenses, $2.4 million were recorded in the second quarter of 2006 and the remainder is expected to be incurred during the balance of 2006, primarily in the third quarter.  Of the $2.4 million expensed in the current quarter, $2.2 million represented non-cash expenses of accelerated depreciation and inventory write-offs and $0.2 million represented cash costs, including severance benefits.

In France, a downturn in tobacco-related papers demand has resulted from a decrease in consumption of cigarettes in certain countries due to increased taxes and regulation on the cigarette industry. Additionally, new tobacco-related papers capacity began operation in Europe during 2003 and 2004.  This has created a very competitive pricing environment during a time of high inflationary cost increases, resulting in some lost sales volumes for tobacco-related papers produced by our French operations.  This downturn in demand, as well as our decision to eliminate low margin products, has caused us to have excess capacity and machine shutdowns. As a result, we recorded $0.2 million of accelerated depreciation in the first quarter of 2006 and $0.5 million of restructuring expenses in the second quarter of 2006 in France, which consisted of accelerated depreciation of $0.3 million and severance and other cash costs of $0.2 million.   We expect to record an additional $0.3 million in cash restructuring expenses during the third quarter of 2006 based upon decisions made to date.

These restructuring expenses totaled $3.4 million during the second quarter of 2006, of which $0.7 million were cash costs.  Restructuring expenses were $3.9 million during the first six months of the year, of which $0.7 million were cash costs.

We are continuing to evaluate how to operate our production facilities in France and the United States more effectively.  Analyses are ongoing, and we have not committed to any actions beyond those identified above.   However, additional restructuring expenses in France or the United States may be required based on the outcome of these analyses.

Lower Ignition Propensity Cigarettes

During 2005, Canada implemented a requirement for lower cigarette ignition propensity properties for all cigarettes manufactured or imported into Canada on or after October 1, 2005.  Accordingly, a full year of sales of these products in Canada is expected during 2006.  During the fourth quarter of 2005, the State of California enacted legislation that requires all cigarettes sold in California as of January 2007 to have lower ignition propensity properties.  California joins the State of New York, which already requires lower ignition propensity properties, and the State of Vermont, which requires cigarettes to have these properties as of May 2006.  An additional 3 U.S. states have regulations that become effective between October 2007 and January 2008, with the states of Illinois, New Hampshire and Massachusetts having recently passed lower ignition propensity cigarette legislation.  These 6 U.S.

states with lower ignition propensity legislation are estimated to comprise approximately 16 percent of U.S. cigarette consumption and, with Canada, are estimated to comprise approximately 23 percent of combined U.S. and Canadian cigarette consumption.  Legislation could also be enacted in Australia this year which would reportedly require compliance beginning in 2008.

Pension Plan Curtailment at Lee Mills

During May 2006, we implemented the terms of our last and final offer following an impasse in negotiations with the United Steelworkers of America on a collective bargaining agreement for the Lee Mills.  Pursuant to the terms of the offer that was unilaterally implemented by us, all affected hourly employees at the Lee Mills were notified that the further accrual of benefits under their defined benefit pension plan would be frozen as of July 17, 2006.  Consequently, hourly employees at the Lee Mills do not earn any additional benefits for future service (years or earnings) under the defined benefit plan beginning July 17, 2006.  This action is expected to reduce our future annual pension expense and pension fund contribution requirements. The plan has not been terminated, and benefits accrued as of July 17, 2006 will continue to be paid in accordance with the plan terms.  Allowable contributions and the matching percentage for the defined contribution, or 401(k), plan for the Lee Mills hourly employees are being modified to partially offset the employee pension benefit reduction.

New Energy Contracts in Brazil

During May 2006, SWM-B entered into the first of a series of agreements for purchased electricity supply and the transmission and distribution of electricity to the mill.

The contract for the electrical energy supply is for the period May 1, 2006 through December 31, 2010 to cover 100 percent of the mill’s consumption of electrical energy.  The absolute value of the electric energy to be provided under this contract is estimated at approximately $4.5 to $5.0 million annually.  Under our former contract, we expected electrical energy costs to be significantly higher than the prior year due to a general increase in energy costs.  However, we expect this contract to provide approximately $1 million in annual savings versus the previously expected increased cost for electrical energy, which will bring current year electrical costs to slightly higher than the prior year.

The agreements for transmission and distribution are revolving annual contracts and are estimated at approximately $3 million annually.

China Joint Venture

In July 2005, we announced execution of an agreement to form a joint venture to produce tobacco-related papers in China.  The joint venture is building a new state-of-the-art paper mill, with 2 paper machines that will produce cigarette paper and porous plug wrap in partnership with the China National Tobacco Corporation, or CNTC, which is the principal operating company under China’s State Tobacco Monopoly Administration.  CNTC and Schweitzer-Mauduit International China, Limited each own 50 percent of the joint venture.  We are accounting for this joint venture under the equity method of accounting.

The new mill will have an annual capacity of approximately 18,000 metric tons and is located in Jiangmen, in the Guangdong province.  Project spending, including capital expenditures and working capital requirements, is expected to total approximately $100 million.  Papeteries de Mauduit S.A.S., or PdM, one of our wholly owned indirect French subsidiaries, is providing technical support and project management.  In late 2005, governmental approval for the joint venture was obtained and the joint venture legal entity was incorporated.  Various governmental licenses and permits have now been obtained, the management team for the joint venture is now in place, administrative procedures and controls are being implemented and detailed engineering and long-lead item procurement are in process.  Construction of the new mill should take approximately 2 years, with mill operations expected to commence in early 2008.  We made our initial equity injection in the joint venture of $2.5 million during the second quarter of 2006 and we expect to make an additional equity investment of less than $1 million during the remainder of 2006.

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

New Bank Credit Agreement

We entered into a new bank Credit Agreement effective July 31, 2006 which provides for (a) additional borrowing capacity of approximately $60 million, increasing the total facilities to approximately $195 million from approximately $135 million, (b) a reduced number of tranches from 4 to 2, (c) extended terms, with the maturity date of the new facilities being no earlier than 5 years, (d) lower interest rate margins and (e) fewer, less restrictive financial covenant requirements.  The Credit Agreement replaces the prior existing credit facility executed on January 31, 2002 that was scheduled to expire in January 2007.

The increased amount of the facility and its favorable terms will provide greater flexibility to pursue possible restructuring activities in France and the United States and various strategic opportunities.  Draws have been made to repay borrowings under the prior existing credit agreement.  Expected draws are also anticipated for (a) working capital needs (b) funding of our joint venture in China and (c) other general corporate purposes.  Borrowings, including repayment of the prior existing credit agreement, against the Credit Agreement are expected to aggregate the U.S. dollar equivalent of approximately $70 to $100 million during the balance of 2006.

Results of Operations

This section presents a discussion and analysis of our second quarter and year-to-date 2006 net sales, operating profit and other information relevant to an understanding of the results of operations.  The following table represents the unaudited consolidated statements of operations for the periods indicated (dollars in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net Sales	$162.1	$168.2	$327.5	$328.8
Cost of products sold	139.9	142.0	280.7	278.5

Gross Profit	22.2	26.2	46.8	50.3

Selling expense	5.9	6.1	11.5	12.3
Research expense	1.9	2.5	3.7	5.0
General expense	6.8	6.9	14.5	12.7
Total nonmanufacturing expenses	14.6	15.5	29.7	30.0

Restructuring expense	3.4	—	3.9	—

Operating Profit	4.2	10.7	13.2	20.3

Interest expense	1.4	1.5	2.8	2.8
Other (expense) income, net	(0.6)	0.9	(0.6)	1.5

Income Before Income Taxes, Minority Interest and Loss from Equity Affiliates	2.2	10.1	9.8	19.0

Provision for income taxes	0.4	2.9	2.4	5.5
Minority interest in earnings of subsidiaries	1.0	1.4	2.0	2.7
Loss from equity affiliates	0.1	—	0.1	—

Net Income	$0.7	$5.8	$5.3	$10.8

Net Income Per Share
Basic	$0.04	$0.39	$0.34	$0.72

Diluted	$0.04	$0.38	$0.34	$0.70

Three Months Ended June 30, 2006 Compared with the Three Months Ended June 30, 2005

Net Sales

(dollars in millions)

	Three Months Ended			Consolidated Sales
	June 30, 2006	June 30, 2005	Percent Change	Volume Change

France	$97.3	$104.8	(7.2)%	3.4%
United States	55.8	54.8	1.8	(17.2)
Brazil	14.7	14.2	3.5	0.3
Subtotal	167.8	173.8
Intersegment	(5.7)	(5.6)
Total	$162.1	$168.2	(3.6)%	(2.1)%

We reported net sales of $162.1 million in the quarter compared with $168.2 million in the same period a year ago.  The decrease of $6.1 million, or 3.6 percent, consisted of the following (dollars in millions):

	Amount	Percent
Changes in selling prices and product mix	$2.4	1.4%
Changes in sales volumes (acquisition)	1.6	1.0
Changes in sales volumes (internal growth)	(8.8)	(5.2)
Changes in currency exchange rates	(1.3)	(0.8)
Total	$(6.1)	(3.6)%

Net sales decreased by $6.1 million, or 3.6 percent, as a result of decreased sales volumes and unfavorable currency exchange rate changes, partially offset by higher average selling prices and an improved mix of products sold.

•                  Unit sales volumes decreased 2.1 percent compared with last year, having a $7.2 million, or 4.2 percent, impact on the net sales comparison.

•                  Sales volumes in the United States decreased by 17.2 percent reflecting a reduction of commercial and industrial paper sales, as a result of paper machine rationalization, as well as lower sales of conventional tobacco-related papers.  Sales volumes of cigarette paper for lower ignition propensity cigarettes increased.

•                  Sales volumes of the French segment increased by 3.4 percent.  Sales volumes increased for reconstituted tobacco leaf products and for tobacco-related papers in both the Indonesian and Philippines operations.  Sales volumes were lower for tobacco-related papers in France.

•                  Brazil experienced increased sales volumes of 0.3 percent, compared with the second quarter of 2005.

•                  Changes in currency exchange rates unfavorably impacted the net sales comparison by $1.3 million.  The euro was approximately 1.5 percent weaker against the U.S. dollar during the quarter, averaging 1.25 dollars per euro in the second quarter of 2006 versus 1.27 in the second quarter of 2005.  The Brazilian real was approximately 14 percent stronger against the U.S. dollar in the second quarter of 2006, partially offsetting the impact of the weaker euro.

•                  Higher average selling prices had a favorable impact on net sales of $2.4 million, or 1.4 percent.  Higher average selling prices in the United States were partially offset by lower average selling prices in our French and Brazilian operations.  The increase in average selling prices in the United States was primarily attributed to a change in the mix of products sold.

Sales of tobacco-related products accounted for approximately 91 percent of net sales for the quarters ended June 30, 2006 and 2005.

French segment net sales of $97.3 million declined $7.5 million, or 7.2 percent, compared with $104.8 million in 2005.  The decline was a result of the decline in tobacco-related paper sales volumes in France, lower average selling prices in France and unfavorable changes in currency exchange rates,   These unfavorable effects were partially offset by increased sales of RTL, increased sales in Indonesia and the added net sales of the Philippines business.

The U.S. segment net sales of $55.8 million represented an increase of $1.0 million, or 1.8 percent, compared with 2005 net sales of $54.8 million.  Net sales of the U.S. segment increased as a result of higher average selling prices, primarily due to the mix of products sold, partially offset by decreased sales volume.

The Brazil segment net sales of $14.7 million increased $0.5 million, or 3.5 percent, compared with 2005 net sales of $14.2 million.  The Brazilian segment’s net sales increase was primarily due to the stronger Brazilian real.

Operating Expenses

(dollars in millions)

	Three Months Ended
	June 30,	June 30,		Percent	Percent of Net Sales
	2006	2005	Change	Change	2006	2005
Net Sales	$162.1	$168.2	$(6.1)	(3.6)%
Cost of products sold	139.9	142.0	(2.1)	(1.5)	86.3%	84.4%
Gross Profit	$22.2	$26.2	$(4.0)	(15.3)%	13.7%	15.6%

Gross profit was $22.2 million in the second quarter of the current year versus $26.2 million in the second quarter of 2005.  The gross profit margin was 13.7 percent, declining from 15.6 percent in the second quarter of 2005. The decline in gross profit was the result of the inability to fully offset unabsorbed fixed costs, caused by lower production volumes, and inflationary cost increases through improved mill operations or higher selling prices. Reduced paper machine operating schedules and lower production volumes were experienced, primarily in our French and U.S. operations.  This resulted in unfavorable fixed cost absorption impacts that increased operating expenses by $5.4 million.  Inflationary cost increases unfavorably impacted operating results by $3.7 million in the quarter compared with the prior year quarter.

Purchased energy costs increased by $3.0 million compared with the second quarter of 2005, with higher energy costs experienced in all business units, related to higher electricity, natural gas and fuel oil costs.  Higher labor rates increased manufacturing expenses by $0.5 million during the quarter.  Changes in the per ton costs of wood pulp increased our operating expenses by $0.5 million in the current quarter comparison with the prior year.  The U.S. list price of northern bleached softwood kraft pulp, a bell-weather pulp grade, averaged $705 per metric ton during the second quarter of 2006, an 8 percent increase compared with an average market list price of $655 per metric ton in the second quarter of 2005.  Decreases in prices for purchased materials other than wood pulp had a favorable impact on the operating results of $0.3 million.

These unfavorable factors were partially offset by improved mill operations.  Significant operational improvements were achieved in each of our business units through increased productivity and reduced waste.

Nonmanufacturing Expenses

(dollars in millions)

	Three Months Ended
	June 30,	June 30,		Percent	Percent of Net Sales
	2006	2005	Change	Change	2006	2005
Selling expense	$5.9	$6.1	$(0.2)	(3.3)%	3.6%	3.6%
Research expense	1.9	2.5	(0.6)	(24.0)	1.2	1.5
General expense	6.8	6.9	(0.1)	(1.4)	4.2	4.1
Nonmanufacturing expenses	$14.6	$15.5	$(0.9)	(5.8)%	9.0%	9.2%

Nonmanufacturing expenses were $14.6 million in the second quarter of 2006, a decrease of $0.9 million, or 5.8 percent, less than the prior year of $15.5 million.  Selling, research and general expenses were all lower, reflecting cost reduction efforts in these areas.  Nonmanufacturing expenses were 9.0 percent of net sales in the second quarter of 2006, slightly below the prior-year period.

Restructuring Expense

We decided in February 2006 to transfer the production volume from one Lee Mills porous plug wrap paper machine to another currently under-utilized Lee Mills porous plug wrap paper machine and to commence accelerated depreciation on the affected equipment.  Additionally, the salaried and hourly Lee Mills workforce was reorganized to be more efficient and cost effective.  As a result of these decisions, we incurred restructuring expenses of $0.5 million during the second quarter, of which $0.2 million represented non-cash accelerated depreciation and $0.3 million of cash costs were employee related.

Additionally, during May 2006, we announced a decision to cease the production and sale of décor papers made at our mill in Lee.  As a result of this decision, we ceased operation of a paper machine in July, which resulted in accelerated depreciation and other restructuring related expenses totaling $2.4 million during the second quarter, of which $2.2 million represented non-cash expenses of accelerated depreciation and inventory write-offs and $0.2 million represented cash costs, including severance benefits.

In France, a downturn in demand for tobacco-related papers has resulted from a decrease in consumption of cigarettes in certain countries due to increased taxes and regulation on the cigarette industry.  Additionally, new tobacco-related papers capacity began operation in Europe during 2003 and 2004.  This has created a very competitive pricing environment during a time of high inflationary cost increases resulting in some lost sales volumes for tobacco-related papers produced by our French operations.  This downturn in demand, as well as our decision to eliminate low margin products, has caused us to have excess capacity and machine shutdowns. As a result, we recorded restructuring expense of $0.5 million in the second quarter of 2006, which consisted of accelerated depreciation of $0.3 million and severance and other cash restructuring charges of $0.2 million.

Total restructuring expenses of $3.4 million were recorded during the second quarter of 2006.

Operating Profit

(dollars in millions)

	Three Months Ended
	June 30,	June 30,	Percent	Return on Net Sales
	2006	2005	Change	2006	2005

France	$5.5	$11.5	(52.2)%	5.7%	11.0%
United States	0.7	—	N.M.	1.3	N.M.
Brazil	(0.3)	1.0	N.M.	(2.0)	7.0
Subtotal	5.9	12.5
Unallocated expenses	(1.7)	(1.8)
Total	$4.2	$10.7	(60.7)%	2.6%	6.4%

N.M.       Not Meaningful

Operating profit was $4.2 million for the quarter, a decline of $6.5 million, or 60.7 percent, from $10.7 million operating profit for the second quarter of 2005.  Operating profit return on sales was 2.6 percent compared with 6.4 percent in the second quarter of last year.  During the quarter, operating profit was lower in our French and Brazilian business units but increased in our U.S. operations.

The French segment’s operating profit was $5.5 million for the quarter, $6.0 million, or 52.2 percent, less than the $11.5 million realized in the second quarter of 2005.  The decline was primarily due to:

•                  A decline in production volume. Unabsorbed fixed costs due to lower production volume decreased operating profit by $3.8 million.

•                  Increased purchased energy, labor and purchased wood pulp expenses.  Inflationary cost increases reduced operating profit by $2.4 million during the quarter.

•                  Restructuring expenses of $0.5 million that were incurred during the second quarter of 2006.

•                  Lower average selling prices due to an unfavorable mix of products sold.

These factors were partially offset by:

•                  Improved mill operations.

•                  Positive exchange rate impacts related to the weaker euro compared with the dollar.

•                  Reduced nonmanufacturing expenses.

The U.S. business unit’s operating profit was $0.7 million for the quarter, an increase of $0.7 million from the prior year, which was breakeven.  This improvement was realized despite $2.9 million in restructuring expenses during the second quarter of 2006.  This improvement was primarily related to:

•                  Higher average selling prices, resulting primarily from an improved sales mix that included increased sales of cigarette paper for lower ignition propensity cigarettes.

•                  Significant improvement in mill operations, primarily from cost reduction activities combined with improved machine efficiencies.

•                  Lower nonmanufacturing expenses.

These gains were partially offset by:

•                  $2.9 million of restructuring expenses in 2006.

•                  $1.3 million of unabsorbed fixed costs due to lower production volume.

•                  $1.1 million of inflationary cost increases, primarily related to higher purchased energy, wood pulp and labor costs.

Brazil’s operating loss of $0.3 million during the quarter was a decline of $1.3 million from an operating profit of $1.0 million in the second quarter of 2005.  This decrease was related to:

•                  The strengthening of the Brazilian real versus the U.S. dollar that had an unfavorable impact on operating profit of $1.0 million.

•                  Inflationary cost increases of $0.2 million, primarily related to increased wood pulp and purchased energy expenses.

Non-Operating Expenses

Interest expense was $1.4 million for the quarter, $0.1 million lower during the second quarter of 2006 compared with $1.5 million in the second quarter of the prior year, primarily due to a reduced amount of debt in the 2006 period, largely offset by higher interest rates.  The weighted average effective interest rates on our 5-year revolving debt facilities were approximately 4.9 and 3.4 percent for the quarters ended June 30, 2006 and 2005, respectively.

Other (expense) income, net was an expense of $0.6 million for the quarter, $1.5 million unfavorable versus $0.9 million in income during the second quarter of 2005, primarily due to foreign currency transaction losses in 2006 versus gains in 2005.

Income Taxes

The provision for income taxes reflected an effective income tax rate of 18 percent for the second quarter of 2006 compared with 29 percent for the second quarter of 2005.  The lower effective income tax rate in 2006 versus that of 2005 was primarily the result of lower earnings and a different mix of earnings by jurisdiction.

Minority Interest

Minority interest declined to $1.0 million in the second quarter of 2006 from $1.4 million in the 2005 period.  This decrease reflected lower earnings of LTR Industries, or LTRI, a French subsidiary, which produces reconstituted tobacco leaf products and has a minority owner that owns 28 percent of its shares.

Loss from Equity Affiliates

The $0.1 million loss from equity affiliates represents our 50 percent share of the pre-operating costs associated with our joint venture in China.

Net Income and Earnings per Share

Net income for the second quarter of 2006 was $0.7 million, a decline of $5.1 million from net income of $5.8 million in the second quarter of 2005.  Diluted earnings per share were $0.04 compared with $0.38 for the second quarter of 2005, an 89 percent decline.  The decline in both net income and diluted earnings per share compared with the prior year quarter was caused by lower operating profit, including restructuring expenses, and the increase in other expense, partially offset by the lower effective income tax rate and lower minority interest.

Six Months Ended June 30, 2006 Compared with the Six Months Ended June 30, 2005

Net Sales

(dollars in millions)

	Six Months Ended			Consolidated Sales
	June 30, 2006	June 30, 2005	Percent Change	Volume Change

France	$190.0	$206.9	(8.2)%	3.5%
United States	118.2	106.7	10.8	(8.2)
Brazil	31.0	27.7	11.9	5.1
Subtotal	339.2	341.3
Intersegment	(11.7)	(12.5)
Total	$327.5	$328.8	(0.4)%	0.9%

We reported net sales of $327.5 million in the first six months of 2006, a 0.4 percent decrease compared with $328.8 million in the first six months of 2005.  The decrease of $1.3 million consisted of the following (dollars in millions):

	Amount	Percent
Changes in selling prices and product mix	$6.6	2.0%
Changes in sales volumes (acquisition)	4.2	1.3
Changes in sales volumes (internal growth)	(5.8)	(1.8)
Changes in currency exchange rates	(6.3)	(1.9)
Total	$(1.3)	(0.4)%

•                  Unit sales volumes increased by 0.9 percent compared with the first six months of last year, having the effect of a decrease on net sales of $1.6 million, or 0.5 percent.  Despite the increase in unit sales volumes, the corresponding net sales dollars decreased due to product mix changes.

•                  Brazil experienced increased sales volumes of 5.1 percent compared with the first six months of 2005.  This improvement was the result of increased sales of tobacco-related papers, primarily in export markets.

•                  Sales volumes of the French segment increased by 3.5 percent, primarily as a result of increased sales of reconstituted tobacco leaf products and tobacco-related papers in both the Indonesian and Philippines operations.  Sales volumes were lower for tobacco-related papers in France.

•                  Sales volumes in the United States decreased by 8.2 percent, reflecting a reduction of commercial and industrial paper sales and lower sales of tobacco-related papers. Tobacco-related sales volumes included an increase in the sale of cigarette paper for lower ignition propensity cigarettes.

•                  Higher average selling prices had a favorable $6.6 million, or 2.0 percent, impact on the net sales comparison.  The improvement in average selling prices was primarily due to the mix of products sold in the United States, which more than offset lower average selling prices in our French operations.

•                  Changes in currency exchange rates unfavorably impacted the net sales comparison by $6.3 million.  The euro was approximately 6 percent weaker against the U.S. dollar, and the real was approximately 17 percent stronger against the U.S. dollar.

Sales of tobacco-related products accounted for approximately 91 percent of net sales for the six months ended June 30, 2006 and 2005.

The U.S. segment net sales of $118.2 million represented an increase of $11.5 million, 10.8 percent, compared with $106.7 million in 2005.  Net sales of the U.S. segment increased primarily as a result of higher average selling prices and an improved mix of products sold, partially offset by decreased sales volumes.

Brazil realized an increase in net sales of $3.3 million, or 11.9 percent, to $31.0 million from $27.7 million in 2005.  The Brazilian segment’s net sales increase was primarily due to increased sales volumes of tobacco-related papers and the stronger Brazilian real.

French segment 2006 net sales of $190.0 million declined $16.9 million, or 8.2 percent, from $206.9 million in 2005.  The decline was a result of the decline in tobacco-related paper sales volumes in France, unfavorable changes in currency exchange rates and lower average selling prices in France.  These unfavorable effects were partially offset by increased RTL sales volumes, increased sales in Indonesia and the added net sales of the Philippines business acquired in June 2005.

Operating Expenses

(dollars in millions)

	Six Months Ended
	June 30,	June 30,		Percent	Percent of Net Sales
	2006	2005	Change	Change	2006	2005
Net Sales	$327.5	$328.8	$(1.3)	(0.4)%
Cost of products sold	280.7	278.5	2.2	0.8	85.7%	84.7%
Gross Profit	$46.8	$50.3	$(3.5)	(7.0)%	14.3%	15.3%

Gross profit was $46.8 million in the six months ended June 30, 2006, a decline of $3.5 million, or 7.0 percent, versus $50.3 million in 2005.  The gross profit margin was 14.3 percent in the first six months of 2006, declining from 15.3 percent in the first six months of 2005.  Gross profit was unfavorably impacted by inflationary cost increases and unabsorbed fixed costs as a result of lower production volumes.

Inflationary cost increases unfavorably impacted operating results by $9.6 million during the first half of 2006, and unabsorbed fixed costs, related to decreased production volumes, increased operating expenses by $8.8 million.  Reduced paper machine operating schedules and lower production volumes were experienced in our French and U.S. operations, resulting in the unfavorable fixed cost absorption impacts.

During the first six months of 2006, purchased energy costs increased by $7.7 million compared with the first six months of 2005, with higher energy costs experienced in all business units, related to higher electricity, natural gas and fuel oil costs.  Higher labor rates increased manufacturing expenses by $1.1 million during the first six months of 2006.  Changes in the per ton cost of wood pulp increased our operating expenses by $0.7 million in the first six months of 2006 compared with the first six months of 2005.

These unfavorable factors were partially offset by an improved mix of products sold, primarily in the United States due to higher sales of cigarette paper for lower ignition propensity cigarettes, and improved mill operations.  Significant operational improvements were achieved in each of our business units through increased productivity and reduced waste.

Nonmanufacturing Expenses

(dollars in millions)

	Six Months Ended
	June 30,	June 30,		Percent	Percent of Net Sales
	2006	2005	Change	Change	2006	2005
Selling expense	$11.5	$12.3	$(0.8)	(6.5)%	3.5%	3.7%
Research expense	3.7	5.0	(1.3)	(26.0)	1.1	1.5
General expense	14.5	12.7	1.8	14.2	4.5	3.9
Nonmanufacturing expenses	$29.7	$30.0	$(0.3)	(1.0)%	9.1%	9.1%

Nonmanufacturing expenses decreased by $0.3 million, or 1.0 percent, to $29.7 million from $30.0 million in 2005, with lower selling and research expenses largely offset by higher general expense.  Nonmanufacturing expenses remained consistent at 9.1 percent of net sales in the first six months of both 2006 and 2005.  The reduction in research expense was primarily due to reduced new product mill trials in 2006.  General expense was $1.8 million higher compared with the first six months of 2005 primarily as a result of increased employee compensation costs, the addition of the Philippines operation, which was acquired in June 2005, and costs associated with the implementation of our joint venture in China.

Restructuring Expense

We decided in February 2006 to transfer the production volume from one Lee Mills porous plug wrap paper machine to another currently under-utilized Lee Mills porous plug wrap paper machine and to commence accelerated depreciation on the affected equipment.  Additionally, the salaried and hourly Lee Mills workforces were reorganized to be more efficient and cost effective.  As a result of these decisions, we incurred restructuring expenses of $0.8 million during the six months ended June 30, 2006, of which $0.5 million represented non-cash accelerated depreciation and $0.3 million of cash costs were employee related.

Additionally, during May 2006, we announced a decision to cease the production and sale of décor papers made at our mill in Lee.  As a result of this decision, we ceased operation of a paper machine in July, which resulted in accelerated depreciation and other restructuring related expenses totaling $2.4 million during the six months ended June 30, 2006, of which $2.2 million represented non-cash expenses of accelerated depreciation and inventory write-offs and $0.2 million represented cash costs, including severance benefits.

In France, a downturn in demand for tobacco-related papers resulted from a decrease in consumption of cigarettes in certain countries due to of increased taxes and regulation on the cigarette industry.  Additionally, new tobacco-related papers capacity began operation in Europe during 2003 and 2004.  This has created a very competitive pricing environment during a time of high inflationary cost increases resulting in some lost sales volumes for tobacco-related papers produced by our French operations.  This downturn in demand, as well as the Company’s decision to eliminate low margin products, has caused us to have excess capacity and machine shutdowns. As a result, $0.7 million was recorded as restructuring expense in the first six months of 2006, which consisted of accelerated depreciation of $0.5 million and severance and other cash costs of $0.2 million.

Total restructuring expenses of $3.9 million were recorded during the first six months of 2006.

Operating Profit

(dollars in millions)

	Six Months Ended
	June 30,	June 30,	Percent	Return on Net Sales
	2006	2005	Change	2006	2005

France	$13.9	$22.3	(37.7)%	7.3%	10.8%
United States	3.2	(0.4)	N.M.	2.7	(0.4)
Brazil	(0.1)	1.3	N.M.	(0.3)	4.7
Subtotal	17.0	23.2
Unallocated expenses	(3.8)	(2.9)
Total	$13.2	$20.3	(35.0)%	4.0%	6.2%

N.M.       Not Meaningful

Operating profit was $13.2 million for the first six months of 2006, a decline of $7.1 million, or 35.0 percent, from $20.3 million operating profit for the first six months of 2005.  Operating profit return on sales was 4.0 percent compared with 6.2 percent in the first six months of last year.  During the first six months of 2006, improved profitability in our U.S. operations was more than offset by lower operating profit in the French and Brazilian segments.

The French segment’s operating profit was $13.9 million for the first six months of 2006, $8.4 million, or 37.7 percent, less than the $22.3 million realized in the first half of 2005.  The decline was primarily due to:

•                  Inflationary cost increases of $5.2 million, primarily related to increased purchased energy and labor expenses.

•                  Unabsorbed fixed costs of $6.1 million as a result of lower production volumes.

•                  Lower average selling prices due to an unfavorable mix of products sold.

•                  Restructuring expenses of $0.7 million.

These factors were partially offset by:

•                  Improved mill operations.

•                  Positive effects of currency exchange rate changes related to the weaker euro versus the U.S. dollar.

•                  Lower nonmanufacturing expense.

The U.S. business unit’s operating profit was $3.2 million for the first six months of 2006, a $3.6 million improvement from the prior year operating loss of $0.4 million.  This improvement was primarily related to:

•                  Higher average selling prices, resulting primarily from an improved sales mix that included increased sales of cigarette paper for lower ignition propensity cigarettes.

•                  Significant improvement in mill operations, primarily from cost reduction activities combined with improved machine efficiencies.

•                  Lower nonmanufacturing expenses.

These gains were partially offset by:

•                  Inflationary cost increases of $3.4 million, including higher purchased energy, labor and wood pulp expenses.

•                  $3.2 million of restructuring expenses in the form of accelerated depreciation, severance costs and other restructuring expenses.

•                  Unabsorbed fixed costs of $2.4 million as a result of lower production volumes.

Brazil’s operating loss was $0.1 million during the first six months of 2006, a decline of $1.4 million from an operating profit of $1.3 million in the first half of 2005.  This decrease was related to:

•                  Unfavorable currency impacts of $2.2 million caused by the strengthening of the Brazilian real versus the U.S. dollar.

•                  Inflationary cost increases of $1.0 million, primarily related to increased wood pulp and purchased energy expenses.

These unfavorable items were partially offset by:

•                  Improved mill operations.

•                  Higher sales and production volumes.

Non-Operating Expenses

Interest expense remained constant at $2.8 million in the first half of both 2006 and 2005.  Lower debt levels in 2006 have been offset by higher interest rates.  The weighted average effective interest rates on our 5-year revolving debt facilities were approximately 4.6 and 3.2 percent for the six months ended June 30, 2006 and 2005, respectively.

Other (expense) income, net in the first six months of 2006 was an expense of $0.6 million compared to income of $1.5 million in 2005, primarily due to foreign exchange losses in 2006 compared with foreign currency gains in 2005.  In addition, 2005 benefited from a gain on the sale of property in Indonesia.

Income Taxes

The provision for income taxes reflected an effective income tax rate of 24 percent for the first six months of 2006 compared with 29 percent for the first six months of 2005. The lower effective income tax rate in 2006 versus that of 2005 was primarily the result of lower earnings and a different mix of earnings by jurisdiction.

Minority Interest

Minority interest declined to $2.0 million in the first six months of 2006 from $2.7 million in the first six months of 2005.  This $0.7 million, or 25.9 percent, decrease reflected lower earnings at LTRI.

Loss from Equity Affiliates

The loss from equity affiliates was $0.1 million during the six months ended June 30, 2006 and represents our 50 percent share of the pre-operating costs associated with our China joint venture.

Net Income and Earnings per Share

Net income for the first six months of 2006 was $5.3 million, a decline of $5.5 million, or 50.9 percent, from net income of $10.8 million in the first six months of 2005.  Diluted earnings per share decreased by 51.4 percent to $0.34 compared with diluted earnings per share of $0.70 for the prior-year period.  The decline in both net income and diluted earnings per share was caused by the lower operating profit, including restructuring expenses, and the increase in other expense, partially offset by the lower effective income tax rate and  lower minority interest.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing for our products, production volumes, cost increases and changes in working capital.

Cash Requirements

At June 30, 2006, we had net operating working capital of $101.1 million and cash and cash equivalents of $2.7 million, compared with net operating working capital of $94.3 million and cash and cash equivalents of $5.1 million at December 31, 2005. The increase in net operating working capital was primarily the result of a decrease in accounts payable at June 30, 2006.  Based upon our existing cash and operating working capital levels, expected operating cash flows and capital spending, and availability of borrowings under our Credit Agreement and other credit facilities, we believe we have the necessary financial resources to satisfy our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities

(dollars in millions)

	Six Months Ended
	June 30, 2006	June 30, 2005

Net income	$5.3	$10.8
Non-cash items included in net income
Depreciation and amortization	22.3	19.3
Amortization of deferred revenue	(3.3)	(3.9)
Deferred income tax (benefit) provision	(2.9)	0.3
Minority interest in earnings of subsidiaries	2.0	2.7
Other items	1.4	(0.8)
Net changes in operating working capital	(2.6)	(36.4)

Cash Provided by (Used for) Operations	$22.2	$(8.0)

Net cash provided by operations was $22.2 million for the six months ended June 30, 2006 compared with cash used for operations of $8.0 million for the six months ended June 30, 2005, a favorable change of $30.2 million.  Net changes in operating working capital were unfavorable by $2.6 million in the current period, which was a favorable change of $33.8 million compared with the prior year.  Depreciation and amortization increased by $3.0 million, primarily due to accelerated depreciation related to restructuring activities.  Other items changed favorably by $2.2 million, due primarily to the timing of pension funding in 2006 versus 2005.

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

Operating Working Capital

(dollars in millions)

	Six Months Ended
	June 30, 2006	June 30, 2005
Changes in operating working capital
Accounts receivable	$13.1	$(5.3)
Inventories	1.3	(21.9)
Prepaid expenses	(1.9)	(5.0)
Accounts payable	(13.6)	(9.6)
Accrued expenses	(2.9)	0.1
Accrued income taxes	1.4	5.3
Net changes in operating working capital	$(2.6)	$(36.4)

During the first six months of 2006, changes in operating working capital contributed unfavorably to cash flow by $2.6 million due primarily to a decrease in accounts payable, largely offset by lower accounts receivable.  The decrease in accounts payable was primarily due to reduced purchasing activity, especially in France where mill production levels have decreased. In the first six months of 2005, changes in operating working capital contributed unfavorably to cash flow by $36.4 million due primarily to higher inventories and lower accounts payable.  Increased levels of inventory decreased net working capital by $21.9 million during the first six months of 2005 due to higher finished goods inventory levels and higher manufacturing costs.  In 2006, we implemented initiatives to reduce the levels of inventories.

Cash Flows from Investing Activities

(dollars in millions)

	Six Months Ended
	June 30, 2006	June 30, 2005

Capital spending	$(2.1)	$(8.2)
Capitalized software costs	(0.7)	(0.2)
Acquisitions, net of cash acquired	—	(11.9)
Investment in equity affiliates	(2.5)	—
Other	(5.9)	(4.7)
Cash Used for Investing	$(11.2)	$(25.0)

Cash used for investing activities in 2006 decreased from 2005 primarily due to acquisition spending in 2005 for PDM Philippines Industries, Inc., a wholly-owned indirect subsidiary, for $11.9 million and a lower level of capital spending in 2006.  The lower level of capital spending reflects the completion of recent major strategic capital spending plans and our control over capital spending given the recent lower level of earnings.  Cash used for investing in 2006 included $2.5 million of equity investment in our joint venture in China.

Capital Spending

	Six Months Ended
	June 30, 2006	June 30, 2005
Cigarette paper manufacturing strategy	$—	$0.8
Other capital projects	2.1	7.4
Total capital spending	$2.1	$8.2

Cigarette paper manufacturing strategy.  In April 2003, we announced a new cigarette paper manufacturing strategy.  In support of this strategy, $12.7 million of capital was spent to add cigarette paper manufacturing capacity at our mill in Brazil and $4.6 million of capital spending was incurred to rebuild a cigarette paper machine at our Spotswood, New Jersey mill.  These capital projects were completed during the second quarter of 2005.  Funding for this capital spending came from our internally generated funds and existing bank credit facilities.  This strategy resulted in improved product quality and productivity and facilitates our global sourcing of customers’ requirements in order to take better advantage of our low-cost production capabilities.

Other capital projects.  No other single project accounted for more than $1.0 million of capital spending in the first six months of either 2006 or 2005.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada.  For these purposes, we anticipate that we will incur capital expenditures of approximately $1 million in 2006 and approximately $2 to $3 million in 2007, of which no material amount is the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

We currently expect our capital spending to be approximately $20 million in 2006, financed with internally generated funds.

Cash Flows from Financing Activities

(dollars in millions)

	Six Months Ended
	June 30, 2006	June 30, 2005

Cash dividends paid to SWM stockholders	$(4.7)	$(4.6)
Net changes in debt	(10.9)	31.5
Purchases of treasury stock	—	(1.0)
Proceeds from exercise of stock options	1.8	4.8
Excess tax benefits of stock-based awards	0.4	—
Cash (Used for) Provided by Financing	$(13.4)	$30.7

Financing activities during the first six months of 2006 included net repayments of debt of $32.1 million and borrowings totaling $21.2 million for a net decrease in debt of $10.9 million.  Other 2006 financing requirements included dividends paid to SWM stockholders of $4.7 million.

Financing activities during the first six months of 2005 included borrowings of $36.4 million and repayments totaling $4.9 million for a net increase in debt of $31.5 million.  The proceeds from the increased debt were used to fund working capital expenditures.

Dividend Payments

On July 27, 2006, we announced that the Board of Directors had declared a quarterly cash dividend of $0.15 per share of common stock.  The dividend will be payable on September 11, 2006 to stockholders of record on August 14, 2006.

We have declared and paid quarterly dividends of $0.15 per share since the second quarter of 1996.  We currently expect to continue this level of quarterly dividend.  Our Credit Agreement covenants require us to maintain certain financial ratios, none of which, under normal business conditions, materially limit our ability to pay such dividends, and we do not currently anticipate any change in business conditions of a nature that would cause future restrictions on dividend payments as a result of our need to maintain these financial ratios.

Debt Instruments and Related Covenants

(dollars in millions)

	Six Months Ended
	June 30, 2006	June 30, 2005
Changes in short-term debt	$(3.5)	$19.2
Proceeds from issuances of long-term debt	21.2	17.2
Payments on long-term debt	(28.6)	(4.9)
Net changes in debt	$(10.9)	$31.5

We maintain short-term and long-term credit facilities.  In addition to uncommitted bank overdrafts and lines of credit totaling approximately $35.3 million in the United States, France and Brazil, of which approximately $21.3 million was still available for borrowing as of June 30, 2006, we had credit facilities with a group of banks which, as of June 30, 2006, included 364-day and 5-year committed revolving credit facilities in the United States and France.  At June 30, 2006, we had approximately $18.2 million still available for borrowing under our 364-day revolving facilities, which were scheduled to expire January 25, 2007.  Additionally, at June 30, 2006, we had approximately $44.7 million still available for borrowing under our 5-year revolving facilities, for which repayment of borrowings could have been extended until maturity of the facility on January 31, 2007.

Under the credit agreement that was in place during the quarter, interest rates were at market rates, based on LIBOR for the U.S. dollar borrowings and EURIBOR for the euro borrowings plus either (a) for 364-day revolver borrowings, applicable margin of either 0.45 percent per annum or 0.55 percent per annum, or (b) for 5-year revolver borrowings, applicable margin of either 0.70 percent per annum or 0.80 percent per annum.  The applicable margin was determined in each instance by reference to our Net Debt to Equity Ratio, as defined in the prior existing credit agreement.

New Bank Credit Agreement

On July 20, 2006, Schweitzer-Mauduit International, Inc. and Schweitzer-Mauduit France S.A.R.L., a wholly-owned subsidiary of the Company, entered into a new unsecured Credit Agreement with a group of banks led by Natexis Banques Populaires, Société Générale Corporate & Investment Banking and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc. to refinance our existing bank credit agreement.  The Credit Agreement became effective July 31, 2006 and provides for (a) additional borrowing capacity of approximately $60 million, increasing the total facilities to approximately $195 million from approximately $135 million, (b) a reduced number of tranches from 4 to 2, (c) extended terms, with the maturity date of the new facilities being no earlier than 5 years, (d) lower interest rate margins and (e) fewer, less restrictive financial covenant requirements.  The Credit Agreement replaces the existing credit facility executed on January 31, 2002 that was scheduled to expire in January 2007.  We repaid the outstanding amount of the prior existing credit agreement with proceeds from borrowings under the Credit Agreement on July 31, 2006.

The Credit Agreement provides for a $95 million U.S. revolving credit facility, or U.S. revolver, and an €80 million revolving credit facility, or Euro revolver, both with 5-year terms, plus 2 one-year extension options, with the extensions at the discretion of the participating banks.  The Credit Agreement is guaranteed by the Company and contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require us to maintain (a) a Net Debt to Equity Ratio not to exceed 1.0 and (b) a Net Debt to Adjusted EBITDA Ratio not to exceed 3.0.  The increased amount of the facility and its favorable terms will provide greater flexibility to pursue possible restructuring activities in France and the United States and various strategic opportunities.  Repayment of amounts drawn under the Credit Agreement may be accelerated in limited circumstances, which include events of default not timely cured and change of control events.  Draws have been made to repay borrowings under the existing credit agreement.  Expected draws are also anticipated for (a) working capital needs (b) funding our joint venture in China and (c) other general corporate purposes.  Borrowings, including repayments of the existing credit agreement, against the Credit Agreement are expected to aggregate the U.S. dollar equivalent of approximately $70 to $100 million during the balance of 2006.  Under the Credit Agreement, interest rates are at market rates, based on LIBOR for U.S. dollar borrowings and EURIBOR for euro borrowings, plus an applicable margin that varies from 0.35 percent to 0.75 percent per annum depending on the Net Debt to Adjusted EBITDA Ratio, as defined in the Credit Agreement.  We will incur commitment fees at an annual rate of either 0.30 or 0.35 percent of the applicable margin on the committed amounts not drawn, depending on the Net Debt to Adjusted EBITDA Ratio.

Our net debt to capital ratios at June 30, 2006 and December 31, 2005 were 24 percent and 27 percent, respectively, both near or in our target range of 25 to 35 percent.

Share Repurchases

We did not repurchase any shares of our common stock during the first six months of 2006.  Share repurchases can be made under a Board of Directors’ authorization covering the period January 1, 2005 through December 31, 2006 in an amount not to exceed $20.0 million.  A total of $1.0 million of share repurchases were made under this authorization in 2005.  We generally use corporate 10b5-1 plans so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Stock Option Exercises

During the first six months of 2006, we received $1.8 million in proceeds from the exercise of stock options by employees, a decrease of $3.0 million compared with $4.8 million in proceeds from stock option exercises in the first six months of 2005.  Most of the options exercised were exercised by officers in accordance with 10b5-1 plans.  As part of our corporate governance activities, a policy was implemented in 2002 requiring that our Exchange Act Rule 16 reporting officers, and certain other officers that could be exposed to material non-public information by virtue of their positions, exercise their stock options through Exchange Act Rule 10b5-1 plans for transactions in stock that involve a market transaction.  Additional stock option exercises are not likely to occur in the remaining six months of 2006 based on the 10b5-1 plans currently in effect.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits.  After being in a net overfunded position in 2000 and prior years, our U.S. and French pension plans changed to an underfunded status in 2001 as a result of the poor performance of the equities markets and lower interest rates that caused estimated future pension liabilities to increase because of the necessity to use a lower discount rate.  The underfunded pension status has continued since 2001 (see additional disclosure regarding our pension plans in Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005).  During 2003, interest rates declined, but the equities markets improved and we made pension contributions of $10.7 million in the United States and France.  During 2004 and 2005, long-term interest rates declined further, equities markets improved and we made pension contributions of $10.8 million and $13.7 million, respectively.  As of December 31, 2005, these plans were still underfunded by $33.4 million as it relates to the associated accumulated pension benefit obligations.  In April 2006, we made a $2.0 million pension contribution and have made an additional $2.0 million pension contribution in July 2006.  We currently expect to make total pension contributions for the full year of 2006 of approximately $10 to $15 million and additional amounts in future years in the United States and France in order to help improve the funded status of these plans.

In May 2006, the decision was made and communicated to all affected Lee Mills hourly employees that their benefits related to our defined benefit plan in the United States would be frozen as of July 17, 2006.  This action is expected to reduce our future annual pension expense and pension fund contribution requirements, improving the pension funding status in the United States.  The plan has not been terminated and benefits accrued as of July 17, 2006 will continue to be paid in accordance with the plan terms.  Allowable contributions and our matching percentage for the defined contribution, or 401(k), plan for the Lee Mills hourly employees are being modified to partially offset the employee pension benefit reduction.

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

The table of future “Contractual Obligations” presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Other Factors Affecting Liquidity and Capital Resources, in our Form 10-K for the year ended December 31, 2005 included  $78.7 million of current and long-term debt commitments under our prior existing bank credit agreement.  All of this debt was shown as being due in 2006 and 2007.  This bank debt was refinanced on July 31, 2006 under the new Credit Agreement, which debt is now not due until 2011.

As of December 31, 2005 in the table of future “Contractual Obligations” in our Form 10-K, the contractual obligations for our joint venture funding obligations in China were dependent on obtaining project financing and various governmental approvals.  We have since obtained the necessary project financing and governmental approvals, and our contractual obligations for these equity investments are now expected to be approximately $3 million, $12 million and $2 million for 2006, 2007 and 2008, respectively.

Employee Labor Agreements.  On May 18, 2006 at the Lee Mills, we implemented the terms of our last and final offer following an impasse in negotiations with the United Steelworkers of America on a collective bargaining agreement. The implemented offer will expire on May 18, 2008.

Collective bargaining agreements at our Quimperle, Spay and Saint-Girons mills in France expired December 31, 2005, February 28, 2006 and May 31, 2006, respectively.  As allowed under French law, after failure to reach agreement with the collective bargaining units, these mills implemented new terms which will be in effect through December 31, 2006, February 29, 2008 and June 5, 2007, respectively.

On May 1, 2006, we entered into a new collective bargaining agreement at our mill in Medan, Indonesia.  This agreement has a term of two years, ending on April 30, 2008.

The annual collective bargaining agreement at our Pirahy mill in Brazil was ratified in July 2006, with a one year term ending on May 31, 2007.

Outlook

Worldwide Cigarette Consumption

Consistent with recent historical trends, worldwide cigarette consumption is expected to increase at a rate of approximately one-half to one percent per year.  The anticipated decline in the production of cigarettes in developed countries is expected to be more than offset by increased cigarette production in developing countries that currently represent approximately 70 percent of worldwide cigarette production.  Age demographics and expected increases in disposable income are expected to support the increased consumption of cigarettes in developing countries.  In addition, the litigation environment is different in most foreign countries compared with the United States, having less of an impact on the pricing of cigarettes, which, in turn, affects cigarette consumption.  Cigarette production in the United States is expected to continue to decline as a result of reduced cigarette exports and a decline in domestic cigarette consumption caused by increased cigarette prices, health concerns and public perceptions, including restrictions on where smoking is allowed.  As well, cigarette consumption has been declining in western Europe following recent tax increases on cigarette sales and smoking restrictions.

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

Based on these trends, we expect worldwide demand for tobacco-related papers and reconstituted tobacco leaf products to continue to increase, with a shift from developed countries to developing countries.  As a result, we have increased our production capacity in developing countries such as Brazil, the Philippines and Indonesia and entered into a joint venture in China.

Results of Changing Demand for Cigarettes

We are experiencing increased weakness in the sale of conventional tobacco-related products.  Reduced demand for tobacco-related paper products in western Europe and the United States, as well as below planned growth in new markets for our reconstituted tobacco leaf products, have caused us to have excess production capacity and increased machine downtime. Continuing weakness in both sales volumes and selling prices is the result of reduced cigarette consumption, in part due to increased taxes, and a surplus of cigarette paper manufacturing capacity as a result of capacity additions by European competitors.  The unfavorable impact of this downtime, reflected in unabsorbed fixed costs, is expected to increase our operating expenses during 2006 by roughly $20 million compared with 2005.

In addition to decisions already made, we are continuing to evaluate how to operate our production facilities in France and the United States more effectively with the reduced conventional tobacco-related paper volumes.  During 2006, decisions have been made to recognize accelerated depreciation on certain production equipment in both countries.  This accelerated depreciation, as well as employee and other related costs, are expected to total approximately $6 to $7 million in 2006.  Although analyses are ongoing, no further decisions have been made, and we have not committed to any actions beyond the steps already taken. However, additional restructuring expenses in France or the United States may be required based on the outcome of these analyses.

During 2006, we will continue to upgrade, expand and integrate the operations that we acquired during the past 2 years in the Philippines and Indonesia.  We have also embarked upon the construction of our tobacco-related papers joint venture mill in China.  The management team for this joint venture is in place, administrative practices and controls are being implemented and detailed engineering and long-lead item procurement are in process.  A cornerstone laying ceremony for the new mill occurred in July.  Construction should take approximately 2 years, with mill operations currently expected to commence in early 2008.

Lower Ignition Propensity Cigarettes

Momentum continues to build for lower ignition propensity cigarettes.  Two U.S. states, New York and Vermont, plus Canada have implemented legislation requiring cigarettes to meet the same lower cigarette ignition propensity standards.  An additional 4 U.S. states have regulations that become effective between January 2007 and January 2008, with the states of Illinois, New Hampshire and Massachusetts joining California in passing lower ignition propensity cigarette legislation.  These 6 U.S. states with lower ignition propensity legislation are estimated to comprise approximately 16 percent of U.S. cigarette consumption and, with Canada, are estimated to comprise approximately 23 percent of combined U.S. and Canadian cigarette consumption.  In addition to these 6 states, 13 additional states have introduced legislation addressing lower ignition propensity properties for cigarettes.  Outside of North America, Australia is the most active jurisdiction working on possible lower ignition propensity legislation.  Legislation could be implemented in Australia later this year which would reportedly require compliance beginning in 2008.  Cigarette consumption in Australia is estimated to be approximately equal in size to the State of California, or the equivalent of approximately 7 percent of U.S. demand.

We continue to experience increased production and sales of cigarette papers for lower ignition propensity cigarettes, compared to the prior year, in support of the new regulations in Canada and Vermont.  Sales of cigarette papers for lower ignition propensity cigarettes have and are expected to continue to contribute positively to operating results in future periods.  These papers sell for a significantly higher price and a better margin than the conventional cigarette papers they replace.  With increasing sales volumes of this cigarette paper, we are achieving improvement in our manufacturing costs for these products.

Other Factors

The significant inflationary cost increases experienced during 2005 are continuing in 2006, reflected in higher purchased energy, purchased materials, wood pulp and labor expenses.  These inflationary cost increases are expected to have an unfavorable impact on the year of approximately $15 million compared with 2005, with approximately $12 million of this amount related to higher purchased energy costs.  With nearly $10 million in inflationary cost increases already realized this year, the rate of cost increases is expected to lessen somewhat in the second half of the year and increasingly be offset through improved mill operations and continued efforts to systematically control all areas of cost.

The weakened U.S. dollar is expected to continue to put pressure on our profitability in Brazil, similar to 2005 and the first half of 2006.

With the current difficult market conditions, lower than previously anticipated sales volumes, the unfavorable impact of reduced paper machine operating schedules, significant inflationary cost increases and associated restructuring activities, 2006 will continue to be a very challenging year. We do expect to be able to increasingly offset these unfavorable factors to some degree, through improved mill operations, continued efforts to systematically control all areas of cost and increased sales of both reconstituted tobacco leaf products and cigarette papers for lower ignition propensity cigarettes.

We currently expect our capital spending for 2006 to total approximately $20 million.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by that Act.  These statements include those in the “Outlook” section and our expectations elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  They also include statements containing “expect,” “anticipate,” “project,” “appears,” “should,” “could,” “may,” “typically” and similar words.  Actual results may differ materially from the results suggested by these statements for a number of reasons, including the following:

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

•                  Our sales are concentrated to a limited number of customers.  In 2005, approximately 49 percent of our sales were to our 2 largest customers.  The loss of one or both such customers, or a significant reduction in one or both of these customers’ purchases, could have a material adverse effect on our results of operations.

•                  Our financial performance is materially impacted by sales of both reconstituted tobacco leaf products and lower ignition propensity cigarette papers.  A significant change in the sales or production volumes, pricing or manufacturing costs of these products could have a material impact on future financial results.

•                  As a result of current excess capacity in the tobacco-related papers industry and increased operating costs experienced in the last 12 to 24 months, particularly related to purchased energy, competitive levels of selling prices for certain of our products are not sufficient to cover those costs with a margin that we consider reasonable.  Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation of certain equipment.  In addition to decisions that have already been made, management continues to evaluate how to operate our production facilities more effectively with reduced tobacco-related papers volumes.  Further changes are possible that might require accelerated depreciation or write-offs of some additional equipment and could potentially include expenses for employee-related costs associated with possible downsizing activities, particularly in France or the United States.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at June 30, 2006 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2006. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc.
Alpharetta, Georgia

We have reviewed the accompanying consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries (the “Company”) as of June 30, 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income (loss) and cash flow for the three-month and six-month periods ended June 30, 2006 and 2005.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
August 8, 2006

PART II

ITEM 1. LEGAL PROCEEDINGS

Our description of legal proceedings is in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC and in Note 5 in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  As of June 30, 2006, no material change has occurred with respect to the matters discussed therein and there are no material new matters to report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of our Common Stock during the first six months of 2006.  The following table indicates the amount of shares of our Common Stock we have repurchased during 2006 and the remaining amount of share repurchases currently authorized by our Board of Directors as of June 30, 2006:

			Total Number of		Maximum Amount
	Total Number	Average	Shares Repurchased		Of Shares that May
	Of Shares	Price Paid	As Part of Publicly		Yet be Repurchased
	Repurchased	Per Share	Announced Programs		Under the Program
			(# Shares)	($ in millions)	($ in millions)
First Quarter	—	—	—	—
April	—	—	—	—
May	—	—	—	—
June	—	—	—	—
Second Quarter	—	—	—	—
Year-To-Date 2006	—	—	—	—	$19.0	*

* On December 2, 2004, our Board of Directors authorized the repurchase of shares of our Common Stock during the period January 1, 2005 to December 31, 2006 in an amount not to exceed $20.0 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Election of New Director

The Board of Directors of the Company elected Mr. Robert F. McCullough as a Director, effective October 1, 2006.  Mr. McCullough is expected to join the Audit Committee.  There have been no related transactions between Mr. McCullough and the Company.  From April 1996 to May 2004, Mr. McCullough was CFO and a member of the Board of Directors of AMVESCAP PLC, one of the world’s largest mutual fund companies.  From 1987 to 1996, Mr. McCullough was Managing Director of the Atlanta Office of Arthur Andersen.

ITEM 5. OTHER INFORMATION

On July 10, 2006, the Company issued a press release announcing that effective August 1, 2006, Paul C. Roberts, current Chief Financial Officer and Treasurer, or CFO, would be assuming the newly created position of Vice President – Strategic Planning and Implementation, reporting to Wayne H. Deitrich, Chairman and Chief Executive Officer.  Mr. Roberts has served as CFO since August 1995.  In this new role, Mr. Roberts will be responsible for corporate projects including potential investment opportunities and strategic initiatives, while continuing to serve as

Vice-Chairman of the Board of China Tobacco Mauduit (Jiangmen) Paper Industry Company Ltd., the Company’s tobacco-related papers joint venture in China.

Succeeding Mr. Roberts as CFO is Peter J. Thompson, President – U.S. Operations since November 1998.  Mr. Thompson joined the Company in January 1997 as Marketing Manager – U.S.  Previously, he was CFO and then Marketing Director for Tape, Inc. from May 1995 to January 1997.  Also, he held several key financial positions with Kimberly-Clark where he was involved in financial and business analysis, acquisitions and divestitures.

Coincident with the above changes, Otto R. Herbst, President, Brazilian Operations, became President, the Americas, with profit responsibility for the Brazilian and U.S. Business Units, reporting to Frédéric P. Villoutreix, Chief Operating Officer.  This change will result in the consolidation of the positions of President – Brazilian Operations and President – U.S. Operations.  Mr. Herbst served as President of the Brazilian operations since 1999.  Prior to 1999, Mr. Herbst served as General Manager for New Business and Services from 1997 through 1999 for Interprint, a manufacturer of security documents, telephone cards, and business forms.  From 1990 through 1997, Mr. Herbst served as Director for Agaprint, a manufacturer of packaged materials, business forms, commercial printing papers, personalized documents and envelopes.

ITEM 6. EXHIBITS

(a)        Exhibits:

10.1	Electricity Supply Agreement, dated May 24, 2006, by and among Schweitzer-Mauduit do Brasil, S.A. and Companhia Energetica de Sao Paulo, or CESP.
10.2	Credit Agreement, dated July 31, 2006, by and among, Schweitzer-Mauduit International, Inc., Schweitzer-Mauduit France S.A.R.L and a group of banks.
15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

*      These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ PETER J. THOMPSON	By:	/s/ WAYNE L. GRUNEWALD
	Peter J. Thompson		Wayne L. Grunewald
	Chief Financial Officer and		Controller
	Treasurer		(principal accounting officer)
(duly authorized officer and
principal financial officer)

	August 8, 2006		August 8, 2006

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Form 10-Q filing:

•                  “Banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, with fire-retardant bands added to the paper during the papermaking process.

•                  “Binder” is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.

•                  “Cigarette paper” wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.

•                  “Commercial and industrial products” include lightweight printing and writing papers, coated papers for packaging and labeling applications, business forms, battery separator paper, drinking straw wrap and other specialized papers.

•                  “Décor paper” is non-tobacco paper that is saturated and laminated to particleboard for use in furniture, cabinet and flooring applications.

•                  “Flax” is a cellulose fiber from a flax plant used as a raw material in the production of certain cigarette papers.

•                  “Lower ignition propensity cigarette paper” which includes banded and print banded cigarette paper, contains fire-retardant bands, which increase the likelihood that an unattended cigarette will self-extinguish.

•                  “Net debt to adjusted EBITDA ratio” is a financial measurement used in bank covenants where “Net Debt” is defined as the current portion of long term debt plus other short term debt plus long term debt less cash and cash equivalents, and “Adjusted EBITDA” is defined as net income excluding extraordinary or one-time items, minority interest in earnings, loss from equity of affiliates, interest expense, income taxes and depreciation and amortization less amortization of deferred revenue.

•                  “Net debt to capital ratio” is current and long term debt less cash and cash equivalents, divided by the sum of current debt, long term debt, minority interest and total stockholders’ equity.

•                  “Net debt to equity ratio” is current and long term debt less cash and cash equivalents, divided by minority interest and total stockholders’ equity.

•                  “Net operating working capital” is accounts receivable, inventory, current income tax refunds receivable and prepaid expense, less accounts payable, accrued liabilities and accrued income taxes payable.

•                  “Opacity” is a measure of the extent to which light is allowed to pass through a given material.

•                  “Operating profit return on assets” is operating profit divided by average total assets.

•                  “Plug wrap paper” wraps the outer layer of a cigarette filter and is used to hold the filter materials in a cylindrical form.

•                  “Porosity” is a measure of air flow permeability.

•                  “Print banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, with fire-retardant bands added to the paper during a printing process, subsequent to the papermaking process.

•                  “Reconstituted tobacco” is produced in two forms:  leaf, or RTL, and wrapper and binder products.  RTL is blended with virgin tobacco as a design aid to achieve certain attributes of finished cigarettes.  Wrapper and binder are reconstituted tobacco products used by manufacturers of cigars.

•                  “Tipping paper” joins the filter element to the tobacco-filled column of the cigarette and is both printable and glueable at high speeds.

•                  “Wrapper” covers the outside of cigars providing a uniform, finished appearance.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

Quarterly Report on Form 10-Q
for the Quarterly Period Ended June 30, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	—	Electricity Supply Agreement, dated May 24, 2006, by and among Schweitzer-Mauduit do Brasil, S.A. and Companhia Energetica de Sao Paulo, or CESP

10.2	—	Credit Agreement, dated July 31, 2006, by and among, Schweitzer-Mauduit International, Inc., Schweitzer-Mauduit France S.A.R.L and a group of banks

15	—	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*           These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.