Form 10-Q
period 2006-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2006-11-07
CIK 1000623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

There were 15,452,287 shares of Common Stock, par value $0.10 per share, of the registrant outstanding as of November 6, 2006.

TABLE OF CONTENTS

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
	Report of Independent Registered Public Accounting Firm	37

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

SIGNATURES		40

GLOSSARY OF TERMS

INDEX TO EXHIBITS

EX 10.1	Natural Gas Supply Agreement, dated October 5, 2006, by and among Papeteries de Mauduit S.A.S. and ENI S.p.A.
EX 15	Letter from Deloitte & Touch LLP regarding unaudited interim financial information
EX 31.1	Section 302 Certification of CEO
EX 31.2	Section 302 Certification of CFO
EX 32	Section 906 Certification of CEO and CFO*

	* These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

PART I

ITEM 1.  FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net Sales	$161.5	$165.7	$489.0	$494.5
Cost of products sold	138.8	141.3	419.5	419.8

Gross Profit	22.7	24.4	69.5	74.7

Selling expense	5.0	5.5	16.5	17.8
Research expense	1.7	2.0	5.4	7.0
General expense	6.4	6.2	20.9	18.9
Total nonmanufacturing expenses	13.1	13.7	42.8	43.7

Restructuring expense (see Note 4)	12.4	—	16.3	—

Operating Profit (Loss)	(2.8)	10.7	10.4	31.0

Interest expense	1.5	1.7	4.3	4.5
Other income (expense), net	0.3	0.6	(0.3)	2.1

Income (Loss) Before Income Taxes, Minority Interest and Loss from Equity Affiliates	(4.0)	9.6	5.8	28.6

Provision (benefit) for income taxes (see Note 8)	(3.4)	2.3	(1.0)	7.8
Minority interest in earnings of subsidiaries	1.0	1.5	3.0	4.2
Loss from equity affiliates	0.1	—	0.2	—

Net Income (Loss)	$(1.7)	$5.8	$3.6	$16.6

Net Income (Loss) Per Share:

Basic	$(0.11)	$0.38	$0.23	$1.10

Diluted	$(0.11)	$0.37	$0.23	$1.07

Cash Dividends Declared Per Share	$0.15	$0.15	$0.45	$0.45

Weighted Average Shares Outstanding:

Basic	15,403,800	15,188,000	15,386,100	15,118,700

Diluted	15,490,300	15,390,100	15,516,300	15,464,900

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$7.3	$5.1
Accounts receivable	88.3	99.8
Inventories	124.3	123.0
Other current assets	18.6	14.8
Total Current Assets	238.5	242.7

Property, Plant and Equipment, net	409.4	414.0
Other Assets	38.9	34.1

Total Assets	$686.8	$690.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current debt	$19.8	$30.0
Accounts payable	58.4	64.3
Accrued expenses	86.4	71.7
Current deferred revenue	6.0	6.0
Total Current Liabilities	170.6	172.0

Long-Term Debt	72.6	83.7
Deferred Income Tax Liabilities	39.6	40.2
Pension and Other Postretirement Benefits	35.3	38.1
Deferred Revenue	25.5	30.0
Other Liabilities	21.1	20.1
Minority Interest	14.3	13.8

Total Liabilities	379.0	397.9

Stockholders’ Equity
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 16,078,733 shares issued; 15,450,339 and 15,307,756 shares outstanding at September 30, 2006 and December 31, 2005, respectively	1.6	1.6
Additional paid-in-capital	63.3	63.8
Common stock in treasury, at cost, 628,394 and 770,977 shares at September 30, 2006 and December 31, 2005, respectively	(12.7)	(15.6)
Retained earnings	278.4	281.8
Unearned compensation on restricted stock	—	(0.3)
Accumulated other comprehensive loss, net of tax	(22.8)	(38.4)

Total Stockholders’ Equity	307.8	292.9

Total Liabilities and Stockholders’ Equity	$686.8	$690.8

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME (LOSS)

(dollars in millions, except per share amounts)

(Unaudited)

	Common Stock Issued		Additional Paid-In	Treasury Stock		Retained	Unearned	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Compensation	Income (Loss)	Total

Balance, December 31, 2004	16,078,733	$1.6	$63.3	1,132,083	$(22.3)	$271.5	$(0.5)	$(21.0)	$292.6

Net income for the nine months ended September 30, 2005						16.6			16.6
Adjustments to unrealized foreign currency translation								(13.8)	(13.8)
Changes in the fair value of derivative instruments								(0.3)	(0.3)
Comprehensive income									2.5

Dividends declared ($0.45 per share)						(6.8)			(6.8)
Purchases of treasury stock				29,270	(1.0)				(1.0)
Restricted stock issuances, net				(2,500)					—
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation			0.1	(2,452)	0.1				0.2
Stock issued to directors from deferred compensation			0.1	(4,511)	0.1				0.2
Excess tax benefits of stock-based awards			0.8						0.8
Issuance of shares for options exercised	—	—	(0.4)	(318,501)	6.3	—	—	—	5.9

Balance, September 30, 2005	16,078,733	1.6	63.9	833,389	(16.8)	281.3	(0.4)	(35.1)	294.5

Net income for the three months ended December 31, 2005						2.8			2.8
Adjustments to minimum pension liability								(0.2)	(0.2)
Adjustments to unrealized foreign currency translation								(3.4)	(3.4)
Changes in the fair value of derivative instruments								0.3	0.3
Comprehensive loss									(0.5)
Dividends declared ($0.15 per share)						(2.3)			(2.3)
Amortization of unearned compensation							0.1		0.1
Stock issued to directors as compensation			(0.1)	(1,212)					(0.1)
Excess tax benefits of stock-based awards			0.2						0.2
Issuance of shares for options exercised	—	—	(0.2)	(61,200)	1.2	—	—	—	1.0

Balance, December 31, 2005	16,078,733	1.6	63.8	770,977	(15.6)	281.8	(0.3)	(38.4)	292.9

Net income for the nine months ended September 30, 2006						3.6			3.6
Adjustments to unrealized foreign currency translation								15.6	15.6
Comprehensive income									19.2

Effect of adoption of new accounting standard			(0.3)				0.3		—
Dividends declared ($0.45 per share)						(7.0)			(7.0)
Restricted stock issuances, net			(0.5)	(31,500)	0.6				0.1
Return of shares				13					—
Stock-based compensation expense			0.3						0.3
Stock issued to directors as compensation				(4,696)	0.1				0.1
Excess tax benefits of stock-based awards			0.4						0.4
Issuance of shares for options exercised	—	—	(0.4)	(106,400)	2.2	—	—	—	1.8

Balance, September 30, 2006	16,078,733	$1.6	$63.3	628,394	$(12.7)	$278.4	$—	$(22.8)	$307.8

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in millions)

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2006	2005

Operations
Net income	$3.6	$16.6
Non-cash items included in net income
Depreciation and amortization	28.8	29.6
Restructuring accelerated depreciation	4.6	—
Amortization of deferred revenue	(4.5)	(5.7)
Deferred income tax (benefit) provision	(5.9)	0.9
Minority interest in earnings of subsidiaries	3.0	4.2
Other items	(0.3)	(4.1)
Net changes in operating working capital	21.2	(28.6)
Cash Provided by Operations	50.5	12.9

Investing
Capital spending	(5.4)	(13.4)
Capitalized software costs	(1.6)	(0.5)
Acquisitions, net of cash acquired	—	(11.9)
Investment in equity affiliates	(2.5)	—
Other	(5.5)	(6.0)
Cash Used for Investing	(15.0)	(31.8)

Financing
Cash dividends paid to SWM stockholders	(7.0)	(6.8)
Cash dividends paid to minority interest	(3.7)	(3.6)
Changes in short-term debt	(10.9)	8.0
Proceeds from issuances of long-term debt	85.5	23.4
Payments on long-term debt	(99.5)	(5.3)
Purchases of treasury stock	—	(1.0)
Proceeds from exercise of stock options	1.8	5.9
Excess tax benefits of stock-based awards	0.4	—
Cash Provided By (Used for) Financing	(33.4)	20.6

Effect of Exchange Rate Changes on Cash	0.1	—

Increase in Cash and Cash Equivalents	2.2	1.7

Cash and Cash Equivalents at beginning of period	5.1	4.5

Cash and Cash Equivalents at end of period	$7.3	$6.2

The accompanying notes are an integral part of these consolidated financial statements.

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

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.  The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on March 7, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of Schweitzer-Mauduit International, Inc. and wholly owned, controlled majority-owned and financially controlled subsidiaries.  Minority interest represents minority stockholders’ proportionate share of the equity in LTRI Industries S.A., or LTRI, and Schweitzer-Mauduit do Brasil S.A., or SWM-B.  The Company’s share of the net loss of its 50 percent owned joint venture in China is included in the consolidated income statement as “Loss from equity affiliates.”  All significant intercompany balances and transactions have been eliminated.

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

Reclassifications

Certain prior year amounts in the Consolidated Statements of Cash Flow have been reclassified to conform to the current year financial statement presentation.  Historically, amounts relating to changes in currency translation had been included in changes in operating working capital.  These amounts had not been significant when aggregated.  However, recent increases in working capital and fluctuations in foreign currency exchange rates have increased the value related to each category of working capital.  Such currency translation amounts are now excluded from changes in operating working capital and are reported separately.  The net effects of the reclassifications on the Consolidated Statements of Cash Flow were to increase Cash Provided by Operations by $0.6 million for the nine months ended September 30, 2005, increase Cash Used for Investing by $0.6 million for the nine months ended September 30, 2005, and on a separate line report the Effect of Exchange Rate Changes on Cash, which had no effect for the nine months ended September 30, 2005.

Share-Based Incentive Compensation

Accounting Prior to Adoption of SFAS 123R

Prior to the January 1, 2006 adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which revised SFAS 123, “Accounting for Stock Based Compensation,” and superseded Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” the Company accounted for stock-based compensation using the intrinsic value method under APB 25 and related Accounting Interpretations thereof as permitted by SFAS 123.  SFAS 123 provided entities a choice of recognizing related compensation expense by adopting a fair value based method of accounting for stock compensation, including stock options to employees, or to measure compensation using the intrinsic value method under APB 25.  Prior to January 1, 2006, the Company elected to continue to measure compensation cost for stock compensation based on the intrinsic value method under APB 25.  Payments in the form of the Company’s shares made to third parties, including outside directors, were and still are recorded at fair value based on the market value of the Company’s common stock at the time of payment.  Under APB 25, because the exercise price of employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.  SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” required presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock compensation under the fair value method of that statement.

For purposes of the pro forma disclosures, the estimated fair value of the stock compensation was amortized to expense over the vesting period.  Under the fair value method, the Company’s net income and earnings per share would have been the pro forma amounts indicated below (dollars in millions, except per share amounts):

	Three Months Ended,	Nine Months Ended,
	September 30, 2005	September 30, 2005
Net Income
As reported	$5.8	$16.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	0.3	0.8
Pro forma	$5.5	$15.8
Basic net income per share
As reported	$0.38	$1.10
Pro forma	$0.37	$1.05
Diluted net income per share
As reported	$0.37	$1.07
Pro forma	$0.36	$1.02

Summary of Impact of SFAS 123R

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net income for the three and nine month periods ended September 30, 2006 were both lower by less than $0.1 million than what would have been reported under APB 25.  Excess tax benefits recognized related to stock-based awards for the three and nine months ended September 30, 2006 were none and $0.4 million, respectively, and were none and $0.8 million, respectively, for the three and nine months ended September 30, 2005.  Prior to the adoption of SFAS 123R, the Company presented all excess tax benefits resulting from the exercise of stock-based awards as operating cash flows in the Consolidated

Statements of Cash Flow.  SFAS 123R requires the amounts of cash flow resulting from the tax benefits in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows.  Also, in connection with past awards of restricted stock, $0.3 million of unamortized compensation expense previously recognized as a reduction of stockholders’ equity in accordance with SFAS 123 was eliminated against additional paid-in-capital as of January 1, 2006 in accordance with SFAS 123R.

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

The exercise price of each of the Company’s employee stock option grants was equal to the average of the high and low market price on the date of grant.  Under the Company’s stock option plan, the stock option’s maximum term was 10 years from the date of grant.  Awards vested 30 percent, 30 percent and 40 percent over each of the first 3 years, respectively.  Under APB 25, no compensation expense was recorded for stock options.  Under SFAS 123R, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  The Company used the fair value of each option grant on the date of grant in the determination of pro forma expense amounts reflected in past disclosures in accordance with SFAS 123.  The unamortized balances of those pro forma fair value amounts are being recorded as expense beginning January 1, 2006 in accordance with SFAS 123R.

A summary of the status of stock options outstanding as of September 30, 2006 and changes during the nine months then ended is presented below:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining Contractual
	Shares	Per Share	Term (in years)
Options outstanding at January 1, 2006	1,162,592	$24.48
Exercised	(106,400)	16.20
Canceled	—	—
Options outstanding at September 30, 2006	1,056,192	$25.31	6.0
Options vested and exercisable September 30, 2006	1,039,192	$25.31	6.0

As of September 30, 2006, there was $0.1 million of unrecognized compensation cost related to outstanding stock options to be recorded during the remainder of 2006, 2007 and 2008 in accordance with SFAS 123R.

Restricted Stock

The Company’s restricted stock grants generally vest upon completion of a specified period of time.  The fair value of each award is equal to the share price of the Company’s stock on the date of grant.  This cost is recognized over the vesting period of the respective award.  As of September 30, 2006, there was $0.7 million of unrecognized compensation cost related to outstanding restricted stock.  A summary of outstanding restricted stock awards as of September 30, 2006 and 2005 and changes during the nine months ended is summarized below:

	2006		2005
		Weighted-Average		Weighted-Average
		Fair Value at		Fair Value at
	# of Shares	Date of Grant	# of Shares	Date of Grant
Nonvested restricted shares outstanding at January 1	28,500	$25.43	54,000	$23.56
Granted	34,500	23.48	4,500	33.09
Forfeited	(3,000)	25.97	(2,000)	25.97
Vested	(13,500)	23.45	(28,000)	23.01
Nonvested restricted shares outstanding at September 30	46,500	24.52	28,500	25.43

Restricted Stock Plan Performance Based Shares

The Company’s LTIP for key executives includes an equity-based award component equal to 50 percent of the total award opportunity that is provided through the Company’s Restricted Stock Plan, or RSP.  The objectives under the LTIP are established for multiple years at the beginning of a performance cycle and are intended to focus management on longer-term strategic goals.  The Compensation Committee of the Board of Directors designates participants in the LTIP and RSP and determines the equity-based award opportunity in the form of restricted stock for each performance cycle, which is generally measured on the basis of a 3-year performance period.  Performance is measured on a cumulative basis and a portion of each performance cycle’s restricted stock award opportunity may be earned annually.  The restricted shares are issued and outstanding when the number of shares becomes fixed, after the annual performance is determined, and such awards vest at the end of the performance cycle.  The Company recognizes compensation expense over the performance period based on the fair value of the award, with compensation expense being adjusted cumulatively based on the expected level of achievement of performance goals and the Company’s stock price.  For the number of common and potential common shares outstanding used in the calculation of diluted net income per common share for the three and nine month periods ended September 30, 2006, unamortized compensation expense associated with the equity-based LTIP award opportunity is treated as proceeds used to purchase shares in the treasury stock method of calculating the number of shares.  As a result, the net increase in the average number of common and potential common shares outstanding for the three and nine month periods ended September 30, 2006 was none and 4,324, respectively.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” or SFAS 151.  SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, or ARB 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  SFAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal.  In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities.   The Company’s adoption of this new accounting standard effective January 1, 2006 had no material impact on the accompanying financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” or SFAS 154, which replaces Accounting Principles Board No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has adopted this new accounting standard effective January 1, 2006. Since it applies to accounting changes and corrections of errors that occur after January 1, 2006, there was no impact on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” This Interpretation is effective for years beginning after December 15, 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company is currently in the process of reviewing this guidance to determine its impact on the Company’s consolidated financial position and results of operations and will implement FIN 48 in the first quarter of 2007.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, or SAB 108 – “Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.”  The purpose of SAB 108 is to provide requirements related to financial statement presentation and financial statement restatement for a discovered prior period misstatement.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The Company does not expect the adoption of SAB 108 to have a material impact on the accompanying financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” or SFAS 157, which is effective for financial statements issued for the fiscal year beginning after November 15, 2007.  SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  SFAS 157 also expands disclosure requirements to include:  (a) the fair value measurements of assets and liabilities at the reporting date, (b) segregation of assets and liabilities between fair value measurements based on quoted market prices and those based on other methods and (c) information that enables users to assess the method or methods used to estimate fair value when no quoted price exists.  SFAS 157 applies to fiscal years and interim periods beginning after November 15, 2007.  The Company is currently in the process of reviewing this guidance to determine its impact on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued Statement No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132R,”or SFAS 158, which requires an employer to:  (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions) and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period.  The requirement to recognize the funded status of a benefit plan and associated disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently in the process of reviewing this pronouncement to determine its impact on the Company’s consolidated financial position and will implement SFAS 158 effective with its December 31, 2006 financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Average number of common shares outstanding	15,403.8	15,188.0	15,386.1	15,118.7
Dilutive effect of:
• stock options	20.4	155.0	64.4	292.8
• restricted stock	44.0	29.9	40.7	36.9
• directors’ deferred stock compensation	22.1	17.2	20.8	16.5
• long-term incentive compensation	—	—	4.3	—
Average number of common and potential common shares outstanding	15,490.3	15,390.1	15,516.3	15,464.9

Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods.  The average number of share equivalents resulting from these anti-dilutive stock options not included in the computations of diluted net income per share for the three and nine month periods ended September 30, 2006 were approximately 954,000 and 644,600, respectively, and for the three and nine month periods ended September 30, 2005 were approximately 381,000 and 251,100, respectively.

NOTE 3.  INVENTORIES

The following schedule details inventories by major class (dollars in millions):

	September 30, 2006	December 31, 2005
Raw materials	$35.3	$40.9
Work in process	18.2	17.0
Finished goods	50.3	45.1
Supplies and other	20.5	20.0
Total	$124.3	$123.0

NOTE 4. RESTRUCTURING EXPENSE

The Company initiated restructuring activities during 2006 which are expected to improve its competitiveness and profitability as well as the present imbalance between sales demand and paper production capacity in the United States and France.  The following table summarizes the associated cash and non-cash pretax restructuring expense totaling $12.4 million for the third quarter and $16.3 million for the first nine months of 2006 (dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006
	France	U.S.	Total	France	U.S.	Total
Cash expense
Severance and other employee related costs	$10.3	$0.2	$10.5	$10.4	$0.5	$10.9
Other	0.1	(0.1)	—	0.2	0.1	0.3
Total cash expense	10.4	0.1	10.5	10.6	0.6	11.2

Non-cash expense
Accelerated depreciation	0.2	1.3	1.5	0.7	3.9	4.6
Other	—	0.4	0.4	—	0.5	0.5
Total non-cash expense	0.2	1.7	1.9	0.7	4.4	5.1

Total Restructuring Expense	$10.6	$1.8	$12.4	$11.3	$5.0	$16.3

Restructuring liability reserves related to the cash restructuring expense for 2006 not yet paid were classified in accrued expenses as a current liability on the Consolidated Balance Sheet and are summarized as follows (dollars in millions):

Balance at January 1, 2006	$—
Accruals for new committed / announced programs	11.2
Cash payments	(0.9)
Balance at September 30, 2006	$10.3

At the Lee Mills facility in Massachusetts, the Company initiated restructuring activities in 2006 to reduce paper machine operations and employment levels.  As a result of these decisions, the Company recorded $1.8 million and $5.0 million of restructuring expense for the three and nine months ended September 30, 2006, respectively.  Third quarter restructuring expense included $1.7 million for accelerated depreciation and other non-cash costs and $0.1 million for severance and other cash costs.  Year-to-date restructuring expense consisted of $4.4 million for accelerated depreciation and other non-cash costs and $0.6 million for severance and other cash costs.

During the third quarter of 2006, as a result of announced restructuring that included planned reductions in paper machine operations and employment levels at the Company’s Papeteries de Mauduit S.A.S., or PdM, facility in France, the minimum severance liability mandated by French law was recorded in accordance with FASB Statement No. 112, “Employers’ Accounting for Postemployment Benefits – An Amendment of FASB Statements No. 5 and 15.”  The Company plans to record any additional severance liability as a result of negotiations and amortize this incremental severance cost to expense over the affected employees’ remaining service period in accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146.  When known,  the Company will record incremental severance liability for voluntary retirements in accordance with FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits” and amortize this incremental cost to expense over the affected employees’ service period.  Third quarter restructuring expense totaled $0.2 million for accelerated depreciation and $10.4 million for severance and other cash costs, including amounts fully expensed for the minimum PdM severance liability mandated by French law.  Year-to-date restructuring expense consisted of $0.7 million for accelerated depreciation and $10.6 million for severance and other cash costs.

Events Subsequent to September 30, 2006 Not Reflected in the Accompanying Financial Statements.  On October 18, 2006, the first meeting among PdM management, unions and the Work’s Council occurred related to the planned restructuring.  The negotiations with PdM’s unions and Work’s Council are proceeding under a mutually agreed upon schedule and protocol.  The negotiations are expected to conclude by mid-December 2006.  The proposal from the Company calls for the shutdown of 2 paper machines and the reduction of 209 employees, or approximately one-fourth of the PdM workforce.  The reductions are proposed to occur in essentially 2 equal phases during the first and fourth quarters of 2007.  At this meeting, PdM offered severance payments in excess of the French legal minimum.  Approximately $9 million of estimated additional severance liability, which is incremental to that recorded in the third quarter, will be recorded during the fourth quarter.  This incremental severance amount will be amortized to restructuring expense over the affected employees’ remaining service periods during 2006 and 2007 in accordance with SFAS 146.  The estimated amount of severance liability could change, dependent upon the results of negotiations and the mix of employees that leave through early retirement or other voluntary means versus involuntary separation.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various legal proceedings and disputes (see Note 7, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).  There have been no material developments to these matters during 2006, except in the Brazil tax assessment number 2001.001.064544-6, or Assessment 2, concerning Imposto sobre Circulacão de Mercadorias e Servicos, or ICMS.

Superior Tribunal of Justice Judge Denise Arruda previously granted the Company’s petition for a preliminary injunction staying execution of the ICMS tax assessment by the State of Rio de Janeiro.  On October 20, 2006, following a hearing on whether to make the preliminary injunction permanent pending resolution of the ICMS tax assessment on the merits, Judge Arruda decided that the Superior Tribunal of Justice did not have jurisdiction over the constitutional question presented and that it should be heard by the Supreme Court of Brazil.  Consequently, the judge vacated the preliminary injunction.  This court decision does not apply to the similar Brazil tax assessment number 2001.001.115144-5, or Assessment 1.

Regarding this recent court decision in Assessment 2, the Company has entered with a request for plenary examination of the injunction by the Superior Tribunal of Justice.  The Company expects that it could be up to one year before this matter is heard by the Superior Tribunal of Justice sitting in plenary session.  While it is technically possible for the State of Rio de Janeiro to commence execution on Assessment 2, because there is no preliminary injunction in force, the Company does not believe that is likely.  If such administrative execution were to be initiated by the State of Rio de Janeiro, SWM-B would be obligated to provide security for payment of the initial litigation amount, plus monetary correction and penalties estimated at September 30, 2006 to equal the Reais equivalent of $6.3 million.  This security may be provided in the form of a cash deposit, enrollment of assets or a bond.  In conjunction with providing security for the potential liability, the Company would seek a preliminary injunction based on such an administrative deposit.  If the fiscal authority does not initiate the administrative execution, the plenary decision of the Superior Tribunal of Justice is a condition precedent to further judicial appeals.  In the event that such a judgment is negative to SWM-B, an appeal to the Supreme Court of Brazil will be initiated.

SWM-B continues to vigorously contest these Assessments and believes that these Assessments will ultimately be resolved in its favor.  However, since the final resolution involves presentation of these matters to the Supreme Court of Brazil, they are not likely to be finally resolved for several years.  No liability has been recorded on the Company’s consolidated financial statements for these Assessments based on its evaluation that SWM-B is more likely than not to prevail in its challenge of these Assessments under the facts and law as presently understood.

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

Consequently, hourly employees at the Lee Mills do not earn any additional benefits for future service (years or earnings) under the defined benefit plan beginning July 17, 2006.  This termination of the accrual of additional benefits for future service qualified this action for curtailment under FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” or SFAS 88. This action is expected to reduce the Company’s future annual pension expense and pension fund contribution requirements. The plan has not been terminated, and benefits accrued as of July 17, 2006 will continue to be paid in accordance with the plan terms.  Allowable contributions and the matching percentage for the defined contribution, or 401(k), plan for the Lee Mills hourly employees has been modified to partially offset the employee pension benefit reduction.

The Lee Mills action necessitated a remeasurement of the Company’s accumulated benefit obligation of 2006 under the U.S. pension plan and resulted in a curtailment gain of $0.1 million during the second quarter.  As part of this remeasurement, the Company increased its discount rate assumption from 5.75 percent to 6.50 percent to reflect changes in the market interest rates.  Other actuarial assumptions (primarily asset returns, wage rate increases, plan population, retirement assumptions, mortality table and cash balance crediting rate) remained consistent with those previously disclosed.

In July 2005, the decision was made and communicated to all affected U.S. salaried employees that benefits related to the Company’s defined benefit pension plan in the United States would be frozen as of December 31, 2005.  This action is expected to reduce the Company’s annual pension expense and pension fund contribution requirements.  The plan was not terminated and benefits accrued as of December 31, 2005 will continue to be paid in accordance with the plan terms.  Allowable contributions and the Company’s matching percentage for its defined contribution, or 401(k), plan were modified to partially offset the employee benefit reduction.

The 2005 action included suspending the defined benefit pension plan so U.S. salaried employees do not earn additional benefits for future service (years or earnings) beginning January 1, 2006.  This suspension of additional benefits for future service qualified this action for curtailment under SFAS 88.  This action necessitated a remeasurement of the Company’s accumulated benefit obligation under the Company’s U.S. pension plan and resulted in a curtailment gain in the third quarter of 2005 of $0.8 million ($0.5 million after tax).  As part of the Company’s remeasurement, it decreased its discount rate assumption from 5.75 percent to 5.25 percent to reflect changes in the market interest rates.  Turnover and retirement assumptions were modified to reflect a demographic assumption study of the Company.  Additionally, the mortality table assumption was also reviewed and updated to a more current mortality table.  Annual rate of return and wage rate increase assumptions remained consistent with those previously disclosed.

In accordance with SFAS 88, the Company calculated its curtailment gains by first remeasuring its plan assets and projected benefit obligation, or PBO, as of the date of each of the curtailments, excluding the effects of the curtailments, but including the effects of the changes in assumptions.  The Company then had the respective plan assets and PBOs measured using the effects of the curtailments.  This enabled the effects of the curtailments on the respective PBO to be isolated, without affecting the measurement for any change in the actuarial assumptions since the prior measurement date.

The components of net pension and postretirement healthcare and life insurance benefit costs for U.S. employees for the three and nine month periods ended September 30, 2006 and 2005 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
U.S. Pension Benefits	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Service cost	$0.3	$0.6	$1.2	$2.1
Interest cost	1.7	1.7	5.0	4.8
Expected return on plan assets	(1.8)	(1.7)	(5.3)	(4.9)
Amortization and other	0.3	1.0	1.6	2.1
Pension curtailment gain	—	(0.8)	(0.1)	(0.8)
Net periodic benefit cost	$0.5	$0.8	$2.4	$3.3

	Three Months Ended		Nine Months Ended
U.S. Postretirement Healthcare and Life Insurance Benefits	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.1	0.2	0.5	0.6
Amortization and other	—	(0.1)	—	(0.1)
Net periodic benefit cost	$0.2	$0.2	$0.7	$0.7

The components of net pension costs in France for the three and nine month periods ended September 30, 2006 and 2005 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
French Pension Benefits	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Service cost	$0.4	$0.4	$1.2	$1.2
Interest cost	0.3	0.4	1.3	1.2
Expected return on plan assets	(0.4)	(0.2)	(1.0)	(0.6)
Amortization and other	0.2	0.4	0.6	0.7
Net periodic benefit cost	$0.5	$1.0	$2.1	$2.5

The Company contributed $5.0 million and $9.4 million to its pension plans through the first nine months of 2006 and 2005, respectively. The timing of pension contributions, if any, for the remainder of 2006 has not yet been determined, as no 2006 pension contributions are legally required. The Company expects total pension contributions to be in the range of $7 to $15 million from October 2006 to the end of 2007.  The Company also made a total of $1.5 million of payments related to its U.S. postretirement healthcare and life insurance benefits for the nine months ended September 30, 2006, and expects to make additional payments of less than $1 million during the remainder of 2006.

NOTE 7. DEBT

New Bank Credit Agreement

On July 20, 2006, Schweitzer-Mauduit International, Inc. and Schweitzer-Mauduit France S.A.R.L., a wholly-owned subsidiary of the Company, entered into a new unsecured credit agreement, or the Credit Agreement, with a group of banks led by Natexis Banques Populaires, Société Générale Corporate & Investment Banking and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc. to refinance its existing bank credit agreement.  The Credit Agreement became effective July 31, 2006 and provides for (a) additional borrowing capacity of approximately $60 million, increasing the total facilities to $195 million from $135 million, (b) a reduced number of tranches from 4 to 2, (c) extended terms, with the maturity date of the new facilities being no earlier than 5 years, (d) lower interest rate margins and (e) fewer, less restrictive financial covenant requirements.  The Credit Agreement replaced the existing credit facility executed on January 31, 2002 that was scheduled to expire in January 2007.  Borrowings outstanding under the Credit Agreement of $57.7 million were classified as Long-Term Debt in the Consolidated Balance Sheet at September 30, 2006 under the terms of the new Credit Agreement and management’s current intent not to repay these amounts within the next year.

The Credit Agreement provides for a $95 million U.S. revolving credit facility, or U.S. revolver, and an €80 million revolving credit facility, or Euro revolver, both with 5-year terms, plus 2 one-year extension options, with the extensions at the discretion of the participating banks.  The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a Net Debt to Equity Ratio not to exceed 1.0 and (b) a Net Debt to Adjusted EBITDA Ratio not to exceed 3.0.  The increased amount of the facility and its favorable terms provide greater flexibility to pursue various strategic opportunities.  Repayment of amounts drawn under the Credit Agreement may be accelerated in limited circumstances, which include events of default not timely cured and change of control events.  Draws were made to repay borrowings under the existing credit agreement.  Expected draws are also anticipated for (a) working capital needs (b) funding the Company’s joint venture in China and (c) other general corporate purposes.  Borrowings against the Credit Agreement are expected to aggregate the U.S. dollar equivalent of approximately $10 to $30 million during the fourth quarter of 2006.  Under the Credit Agreement, interest rates are at market rates, based on the London Interbank Offered Rate, or LIBOR, for U.S. dollar borrowings and the Euro Interbank Offered Rate, or EURIBOR, for euro borrowings, plus an applicable margin that varies from 0.35 percent to 0.75 percent per annum depending on the Net Debt to Adjusted EBITDA Ratio, as defined in the Credit Agreement.  The Company incurs commitment fees at an annual rate of either 0.30 or 0.35 percent of the applicable margin on the committed amounts not drawn, depending on the Net Debt to Adjusted EBITDA Ratio.

NOTE 8. INCOME TAXES

Income (loss) before income taxes totaled a loss of $4.0 million and income of $5.8 million for the three and nine months ended September 30, 2006, respectively, and income of $9.6 million and $28.6 million for the three and nine months ended September 30, 2005, respectively.

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision (benefit) for income taxes is as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
Tax at U.S. statutory rate	$(1.4)	35.0%	$3.4	35.0%	$2.0	35.0%	$10.0	35.0%
Tax benefit of foreign legal structure	(1.9)	47.5	(1.2)	(12.5)	(3.2)	(55.2)	(2.3)	(8.0)
Other, net	(0.1)	2.5	0.1	1.5	0.2	3.0	0.1	0.3
Provision (benefit) for income taxes	$(3.4)	85.0%	$2.3	24.0%	$(1.0)	(17.2)%	$7.8	27.3%

Tax benefits of foreign legal structure result from net foreign tax deductions from the restructuring of the Company’s foreign operations in 2003.  As a result of reduced earnings in 2006, the proportionate effect of this item on the overall effective income tax rate is greater than in 2005.

NOTE 9.  SEGMENT INFORMATION

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

Tobacco industry products comprised approximately 90 percent of the Company’s consolidated net sales in the three and nine month periods ended September 30, 2006 and 2005.  The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

For purposes of the segment disclosure in the following tables, the term “United States” includes operations in the United States and Canada.  The Canadian operation only produces flax fiber used as raw material in the U.S. operations.  The term “France” includes operations in France, the Philippines (beginning in June 2005) and Indonesia.  Since the results of the Philippine and Indonesian operations are not material for segment reporting purposes and their sales are coordinated with sales of the French operations in southeast Asia, they are included in the “France” segment.  Sales of products between segments are made at market prices and elimination of these sales is referred to in the following tables as intersegment sales.  Expense amounts not associated with segments are referred to as unallocated expenses.

Net Sales

(dollars in millions)

	Three Months Ended				Nine Months Ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
France	$95.6	59.2%	$102.0	61.6%	$285.6	58.4%	$308.9	62.5%
United States	51.5	31.9	54.1	32.7	169.7	34.7	160.8	32.5
Brazil	18.5	11.4	15.3	9.2	49.5	10.1	43.0	8.7
Subtotal	165.6	102.5	171.4	103.5	504.8	103.2	512.7	103.7

Intersegment sales by
France	(1.7)	(1.1)	(3.3)	(2.0)	(8.8)	(1.8)	(12.3)	(2.5)
United States	(0.4)	(0.2)	(0.3)	(0.2)	(0.8)	(0.2)	(1.1)	(0.2)
Brazil	(2.0)	(1.2)	(2.1)	(1.3)	(6.2)	(1.2)	(4.8)	(1.0)
Subtotal	(4.1)	(2.5)	(5.7)	(3.5)	(15.8)	(3.2)	(18.2)	(3.7)
Consolidated	$161.5	100.0%	$165.7	100.0%	$489.0	100.0%	$494.5	100.0%

Operating Profit (Loss)

(dollars in millions)

	Three Months Ended				Nine Months Ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
France	$(1.1)	39.3%	$11.7	109.4%	$12.8	123.1%	$34.0	109.7%
United States	0.1	(3.6)	0.8	7.5	3.3	31.7	0.4	1.3
Brazil	(0.1)	3.6	(0.2)	(1.9)	(0.2)	(1.9)	1.1	3.5
Unallocated	(1.7)	60.7	(1.6)	(15.0)	(5.5)	(52.9)	(4.5)	(14.5)
Consolidated	$(2.8)	100.0%	$10.7	100.0%	$10.4	100.0%	$31.0	100.0%

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

•                  Recent Developments

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Other Factors Affecting Liquidity and Capital Resources

•                  Outlook

•                  Forward-Looking Statements

Executive Summary

(dollars in millions, except per share amounts)

	Three Months Ended				Nine Months Ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
Net sales	$161.5	100.0%	$165.7	100.0%	$489.0	100.0%	$494.5	100.0%
Gross profit	22.7	14.1	24.4	14.7	69.5	14.2	74.7	15.1
Restructuring expense	12.4	7.7	—	—	16.3	3.3	—	—
Operating profit(loss)	(2.8)	(1.7)	10.7	6.5	10.4	2.1	31.0	6.3
Net income (loss)	$(1.7)	(1.1)%	$5.8	3.5%	$3.6	0.7%	$16.6	3.4%
Diluted earnings (loss) per share	$(0.11)		$0.37		$0.23		$1.07
Capital spending	$3.3		$5.2		$5.4		$13.4

The decline in earnings compared with the third quarter of 2005 was primarily the result of $12.4 million of pre-tax restructuring expense recorded in the quarter.  Absent the restructuring expense, our improved mill operations and benefits of cost reduction activities largely offset the unfavorable effects of inflationary cost increases and lower sales and production volumes.  Inflationary cost increases unfavorably impacted operating results by $3.8 million and unabsorbed fixed costs increased operating expenses by $3.5 million during the quarter.

Recent Developments

Operational Changes – United States and France

We initiated restructuring activities during 2006 which are expected to improve our competitiveness and profitability as well as the present imbalance between sales demand and paper production capacity in the United States and France.  The following table summarizes the associated cash and non-cash pretax restructuring expense totaling $12.4 million for the third quarter and $16.3 million for the first nine months of 2006 (dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006
	France	U.S.	Total	France	U.S.	Total
Cash expense
Severance and other employee related costs	$10.3	$0.2	$10.5	$10.4	$0.5	$10.9
Other	0.1	(0.1)	—	0.2	0.1	0.3
Total cash expense	10.4	0.1	10.5	10.6	0.6	11.2

Non-cash expense
Accelerated depreciation	$0.2	$1.3	$1.5	$0.7	$3.9	$4.6
Other	—	0.4	0.4	—	0.5	0.5
Total non-cash expense	0.2	1.7	1.9	0.7	4.4	5.1

Total Restructuring Expense	$10.6	$1.8	$12.4	$11.3	$5.0	$16.3

At the Lee Mills facility in Massachusetts, restructuring activities were initiated in 2006 that have become part of an overall effort to sustain profitable operations at this location.  As previously disclosed to the SEC on Form 10-Q for the first and second quarters of 2006, actions at the Lee Mills were prompted in part by a notification from Kimberly-Clark Corporation in January 2006 to terminate in later 2007 an agreement for the operation of a paper machine at this site.  While certain of the costs associated with operation of this machine that are currently invoiced to Kimberly-Clark can be eliminated, we may be unable to eliminate a portion of the approximately $2 million of annual indirect and fixed overhead costs that are currently absorbed by that operation when the Kimberly-Clark contract expires.  As a result of the Kimberly-Clark notice, as well as changes in tobacco-related paper customer sales volume forecasts and lack of profitability for certain commercial and industrial paper grades produced at the Lee Mills, we decided in February 2006 to transfer production volume from one porous plug wrap paper machine to another under-utilized Lee Mills porous plug wrap paper machine and to commence accelerated depreciation on the affected equipment.  Additionally, the salaried and hourly Lee Mills workforces were reorganized to be more efficient and cost effective, which resulted in the loss of approximately 25 jobs.  Additionally, during May 2006, we announced a decision to cease the production and sale of décor papers made at the Lee Mills.  As a result of this decision, we ceased operation of a paper machine in July, which resulted in accelerated depreciation and other restructuring expense.  This cessation resulted in the loss of approximately 15 jobs in total at the Lee Mills and at our U.S. headquarters in Alpharetta, Georgia.  As a result of these decisions, we recorded $1.8 million and $5.0 million of restructuring expense in the United States for the three and nine months ended September 30, 2006, respectively.

In France, a decrease in the consumption of cigarettes, primarily caused by increased consumer taxes and regulations on the cigarette industry, impacted the demand for some of our tobacco-related products in western Europe and elsewhere.  Also, new tobacco-related papers manufacturing capacity was added in 2003 and 2004 by competitors in Europe that increased competition in a period of reduced demand.  The reduced demand for our products has caused us to have continuing excess capacity and increased machine downtime in France.

As a result of evaluations of how to operate our production facilities in France more effectively, on September 19, 2006, we announced plans to invest approximately $23 million to improve the cost and quality competitiveness in our paper operations at PdM, as well as initiation of negotiations with the unions and the Work’s Council to consider restructuring operations at that facility, including employee layoffs and the shutdown of production equipment.  On October 18, 2006, the first meeting among PdM management, unions and the Work’s Council occurred.  At this meeting, further detail information was provided regarding the costs, timing and benefits of the strategy to become the most cost and quality competitive cigarette and long fiber paper manufacturer in Western Europe.  The elements of this strategy at PdM include i) improvement of cigarette paper manufacturing by investing in state-of-the-art, more automated capabilities while removing older, higher cost production equipment; ii) reduction in general mill operating costs; iii) development of an improved commercial policy intended to grow market share;

iv) renewed efforts to further develop the long fiber paper business using PdM’s existing papermaking capacity; and v) the restructuring of work practices to enhance the productivity and organizational effectiveness of PdM’s human resources.

Meetings with the unions and the Work’s Council must be completed before the amount of the restructuring expense, timing and ongoing benefits of the targeted changes can be definitely known.  The negotiations are proceeding under a mutually agreed upon schedule and protocol, and are expected to conclude by mid-December 2006.  Third quarter restructuring expense in France totaled $0.2 million for accelerated depreciation and $10.4 million for severance and other cash costs, including amounts expensed for the minimum PdM severance liability mandated by French law.  Year-to-date restructuring expense consisted of $0.7 million for accelerated depreciation and $10.6 million for severance and other cash costs.

At the October 18th meeting, PdM offered severance payments in excess of the French legal minimum.  Approximately $9 million of additional severance liability will be recorded during the fourth quarter.  This incremental amount will be amortized to restructuring expense over the affected employees’ remaining service periods during 2006 and 2007 in accordance with SFAS 146.  The amount of these severance expenses could change, dependent upon the results of negotiations and the mix of employees that leave through early retirement or other voluntary means versus involuntary separation.

We continue to evaluate how to operate our worldwide production facilities more effectively.  Analyses are ongoing and we have not committed to any actions beyond those identified above.   However, additional restructuring expense may be incurred based on the outcome of these analyses.

New Energy Contracts

During May 2006, SWM-B entered into the first of a series of agreements for purchased electricity supply and the transmission and distribution of electricity to the mill. The contract for the electrical energy supply is for the period of May 1, 2006 through December 31, 2010 to cover 100 percent of the mill’s consumption of electrical energy.  The value of the electric energy to be provided under this contract is estimated at approximately $5 million annually.  Under our former contract, we expected electrical energy costs to be significantly higher than the prior year due to a general increase in energy costs.  However, we expect this contract to provide approximately $1 million in annual savings versus the previously expected increased cost for electrical energy, which will bring current year electrical costs to slightly higher than the prior year.  The agreements for transmission and distribution are revolving annual contracts and are estimated at approximately $3 million annually.

During October 2006, PdM entered into an agreement for the supply of 100 percent of its requirements for natural gas supply and associated distribution to service its paper mill located in Quimperlè, France.  The contract is with ENI S.p.A., an international energy supplier acting in approximately 70 countries.  The contract is for the period April 1, 2007 to April 1, 2008.  The value of the natural gas and distribution to be provided under this contract is estimated at approximately $9 to $10 million annually.  The contract provides for a fixed price amount per month plus a variable price for each unit of energy used up to a maximum daily volume.  The contract may be renewed with all terms and conditions remaining in force with the exception of volumes and contract prices, which are subject to negotiation.

Lower Ignition Propensity Cigarettes

During 2005, Canada implemented a requirement for lower cigarette ignition propensity properties for all cigarettes manufactured or imported into Canada on or after October 1, 2005.  During the fourth quarter of 2005, the State of California enacted legislation that requires all cigarettes sold in California as of January 2007 to have lower ignition propensity properties.  California joins the State of New York, which already requires lower ignition propensity properties, and the State of Vermont, which required cigarettes to have these properties as of May 2006.  An additional 3 U.S. states have regulations that become effective between October 2007 and January 2008, with the states of Illinois, New Hampshire and Massachusetts having recently passed lower ignition propensity cigarette legislation.  These 6 U.S. states with lower ignition propensity legislation are estimated to comprise approximately 16 percent of U.S. cigarette consumption and, with Canada, are estimated to comprise approximately 23 percent of combined U.S. and Canadian cigarette consumption.  Legislation could also be enacted in Australia which would reportedly require compliance in 2008.

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

Consequently, hourly employees at the Lee Mills do not earn any additional benefits for future service (years or earnings) under the defined benefit plan beginning July 17, 2006.  This action is expected to reduce our future annual pension expense and pension fund contribution requirements. The plan was not terminated, and benefits accrued as of July 17, 2006 will continue to be paid in accordance with the plan terms.  Allowable contributions and the matching percentage for the defined contribution, or 401(k), plan for the Lee Mills hourly employees were modified to partially offset the employee pension benefit reduction.

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

The new mill will have an annual capacity of approximately 18,000 metric tons and is located in Jiangmen, in the Guangdong province.  Project spending, including capital expenditures and working capital requirements, is expected to total approximately $100 million.  PdM is providing technical support and project management.  In late 2005, governmental approval for the joint venture was obtained and the joint venture legal entity was incorporated.  Various governmental licenses and permits have now been obtained, the management team for the joint venture is now in place, administrative procedures and controls are being implemented and detailed engineering and long-lead item procurement are in process.  Construction of the new mill should take approximately 2 years, with mill operations expected to commence in early 2008.  We made our initial equity injection in the joint venture of $2.5 million during the second quarter of 2006, and we expect to make additional equity investments of $0.3 million during the fourth quarter of 2006 and approximately $12 million and $2 million in 2007 and 2008, respectively.

Philippines Acquisition

On June 30, 2005, we acquired the tobacco-related paper manufacturing assets of KCPI, a Philippines company, and associated land and water rights.  The acquired assets included buildings, production equipment and related utilities, support assets and inventories.  The total acquisition cost was $11.9 million, funded through existing bank lines of credit.  The impact of this acquisition on the results of our operations and accompanying consolidated financial statements was not material.

New Bank Credit Agreement

We entered into a new bank Credit Agreement effective July 31, 2006 which provides for (a) additional borrowing capacity of approximately $60 million, increasing the total facilities to approximately $195 million from approximately $135 million, (b) a reduced number of tranches from 4 to 2, (c) extended terms, with the maturity date of the new facilities being no earlier than 5 years, (d) lower interest rate margins and (e) fewer, less restrictive financial covenant requirements.  The Credit Agreement replaced the prior existing credit facility executed on January 31, 2002 that was scheduled to expire in January 2007.

The increased amount of the facility and its favorable terms provide greater flexibility to pursue various strategic opportunities.  Draws have been made to repay borrowings under the prior existing credit agreement.  Expected draws are also anticipated for (a) working capital needs (b) funding of our joint venture in China and (c) other general corporate purposes.  Borrowings, against the Credit Agreement are expected to aggregate the U.S. dollar equivalent of approximately $10 to $30 million during the fourth quarter.

Results of Operations

This section presents a discussion and analysis of our third quarter and year-to-date 2006 net sales, operating profit and other information relevant to an understanding of the results of operations.  The following table represents the unaudited consolidated statements of operations for the periods indicated (dollars in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net Sales	$161.5	$165.7	$489.0	$494.5
Cost of products sold	138.8	141.3	419.5	419.8

Gross Profit	22.7	24.4	69.5	74.7

Nonmanufacturing expenses	13.1	13.7	42.8	43.7

Restructuring expense	12.4	—	16.3	—

Operating Profit (Loss)	(2.8)	10.7	10.4	31.0

Interest expense	1.5	1.7	4.3	4.5
Other income (expense), net	0.3	0.6	(0.3)	2.1

Income (Loss) Before Income Taxes Minority Interest and Loss from Equity Affiliates	(4.0)	9.6	5.8	28.6

Provision (benefit) for income taxes	(3.4)	2.3	(1.0)	7.8
Minority interest in earnings of subsidiaries	1.0	1.5	3.0	4.2
Loss from equity affiliates	0.1	—	0.2	—

Net Income (Loss)	$(1.7)	$5.8	$3.6	$16.6

Diluted Net Income (Loss) Per Share	$(0.11)	$0.37	$0.23	$1.07

Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005

Net Sales

(dollars in millions)

	Three Months Ended			Consolidated Sales
	September 30, 2006	September 30, 2005	Percent Change	Volume Change

France	$95.6	$102.0	(6.3)%	(14.6)%
United States	51.5	54.1	(4.8)	(15.7)
Brazil	18.5	15.3	20.9	24.1
Subtotal	165.6	171.4
Intersegment	(4.1)	(5.7)
Total	$161.5	$165.7	(2.5)%	(8.6)%

We reported net sales of $161.5 million in the quarter compared with $165.7 million in the same period a year ago.  The decrease of $4.2 million, or 2.5 percent, consisted of the following (dollars in millions):

	Amount	Percent
Changes in sales volumes	$(13.2)	(7.9)%
Changes in selling prices and product mix	5.3	3.2
Changes in currency exchange rates	3.7	2.2
Total	$(4.2)	(2.5)%

Net sales decreased as a result of decreased sales volumes partially offset by higher average selling prices and favorable currency impacts.

•                  Unit sales volumes decreased 8.6 percent compared with last year, having a $13.2 million, or 7.9 percent, unfavorable impact on the net sales comparison.

•                  Sales volumes in the United States decreased by 15.7 percent reflecting a reduction of commercial and industrial paper sales as a result of the décor paper exit and consolidation of paper production on fewer machines, as well as lower sales of tobacco-related papers. Sales volumes of cigarette paper for lower propensity ignition cigarettes increased.

•                  Sales volumes of the French segment decreased by 14.6 percent as a result of lower sales of reconstituted tobacco leaf products, due to a non-recurring tender order during the prior-year quarter, and tobacco-related papers.

•                  Brazil experienced increased sales volumes of 24.1 percent due to increased commercial and industrial paper sales as well as higher export sales of tobacco-related papers, in part reflecting our strategy to shift production of certain grades from the United States to Brazil.

•                  Higher average selling prices had a favorable impact on net sales of $5.3 million, or 3.2 percent.  Higher average selling prices were realized in France and the United States, which was largely attributable to a change in the mix of products sold.

•                  Changes in currency exchange rates favorably impacted the net sales comparison by $3.7 million.  Both the euro and Brazilian real were stronger versus the U.S. dollar, by 5 and 7 percent, respectively, accounting for the positive impact.

Sales of tobacco-related products accounted for approximately 90 percent of net sales for the three months ended September 30, 2006 and 2005.

French segment net sales of $95.6 million declined $6.4 million, or 6.3 percent, compared with $102.0 million in 2005.  The decline was a result of lower sales volumes of reconstituted tobacco leaf products and tobacco-related papers, partially offset by higher average selling prices and favorable currency impacts.

The U.S. segment net sales of $51.5 million represented a decrease of $2.6 million, or 4.8 percent, compared with 2005 net sales of $54.1 million.  Net sales of the U.S. segment decreased as a result of lower sales volumes, partially offset by higher average selling prices.

The Brazil segment net sales of $18.5 million increased $3.2 million, or 20.9 percent, compared with 2005 net sales of $15.3 million.  The Brazilian segment’s net sales increase was primarily due to higher sales volumes and a favorable currency impact, partially offset by lower average selling prices.

Operating Expenses
(dollars in millions)

	Three Months Ended
	September 30,	September 30,		Percent	Percent of Net Sales
	2006	2005	Change	Change	2006	2005
Net Sales	$161.5	$165.7	$(4.2)	(2.5)%
Cost of products sold	138.8	141.3	(2.5)	(1.8)	85.9%	85.3%
Gross Profit	$22.7	$24.4	$(1.7)	(7.0)%	14.1%	14.7%

Gross profit was $22.7 million, a decline of $1.7 million, or 7.0 percent, versus $24.4 million in the third quarter of 2005.  The gross profit margin was 14.1 percent, declining from 14.7 percent in the third quarter of 2005. The decline in gross profit was primarily the result of significant inflationary cost increases and lower production and sales volumes.

Inflationary cost increases, primarily related to purchased energy and wood pulp, unfavorably impacted operating results by $3.8 million during the quarter.  Purchased energy costs increased by $1.9 million compared with the third quarter of 2005 related to natural gas, fuel oil and electricity.  However, the rate of energy cost increases slowed during the third quarter, especially for natural gas prices in the United States.  Changes in per ton wood pulp prices increased operating expenses by $1.3 million compared with the prior year quarter.  The average per ton list price of northern bleached softwood kraft pulp in the United States was $755 per metric ton during the third quarter of 2006 compared with $625 per metric ton during the third quarter of 2005.  Higher labor rates increased manufacturing expenses by $0.8 million during the quarter.

Reduced paper machine operating schedules and lower production volumes were experienced, primarily in our French operations, which resulted in unfavorable fixed cost absorption impacts.  During the third quarter of 2006, these unabsorbed fixed costs had an unfavorable impact on the operating results of $3.5 million, while lower sales volumes decreased operating profit by $2.7 million compared with the prior year quarter.

These unfavorable factors were largely offset by improved mill operations.  Significant operational improvements were achieved in each of our business units through increased productivity, reduced waste, energy-related conservation and cogeneration projects and other cost reduction efforts.

Nonmanufacturing Expenses

(dollars in millions)

	Three Months Ended
	September 30,	September 30,		Percent	Percent of Net Sales
	2006	2005	Change	Change	2006	2005
Selling expense	$5.0	$5.5	$(0.5)	(9.1)%	3.1%	3.3%
Research expense	1.7	2.0	(0.3)	(15.0)	1.0	1.2
General expense	6.4	6.2	0.2	3.2	4.0	3.8
Nonmanufacturing expenses	$13.1	$13.7	$(0.6)	(4.4)%	8.1%	8.3%

Nonmanufacturing expenses were $13.1 million in the third quarter of 2006, a decrease of $0.6 million, or 4.4 percent, versus the prior-year total of $13.7 million.  Selling and research expenses were lower, reflecting cost reduction efforts in these areas.  Nonmanufacturing expenses were 8.1 percent of net sales in the third quarter of 2006, slightly below the prior-year period of 8.3 percent.

Restructuring Expense

We initiated restructuring activities during 2006 which are expected to improve our competitiveness and profitability as well as address the present imbalance between sales demand and paper production capacity in the United States and France.  Total restructuring expense of $12.4 million was recorded during the third quarter of 2006, including $1.9 million for accelerated depreciation and other non-cash expenses and $10.5 million for severance and other cash costs.

Operating Profit (Loss)

(dollars in millions)

	Three Months Ended			Return on Net Sales
	September 30, 2006	September 30, 2005	Percent Change	2006	2005

France	$(1.1)	$11.7	N.M. %	(1.2)%	11.5%
United States	0.1	0.8	(87.5)	0.2	1.5
Brazil	(0.1)	(0.2)	50.0	(0.5)	(1.3)
Subtotal	(1.1)	12.3	N.M.
Unallocated expenses	(1.7)	(1.6)	(6.2)
Total	$(2.8)	$10.7	N.M.%	(1.7)%	6.5%

N.M.       Not Meaningful

The operating loss was $2.8 million for the quarter, a decline of $13.5 million from $10.7 million operating profit for the third quarter of 2005.  Operating loss as a percent of net sales was 1.7 percent compared with an operating profit return on sales of 6.5 percent in the third quarter of 2005.  Operating profit was lower in our French and U.S. operations but increased slightly in our Brazilian business unit.

The French segment’s operating loss was $1.1 million for the quarter, $12.8 million less than the $11.7 million of operating profit realized in the third quarter of 2005.  The decline was primarily due to:

•                  Restructuring expense of $10.6 million incurred during the third quarter of 2006.

•                  Lower sales volume which decreased operating profit by $3.4 million.

•                  Unfavorable fixed cost absorption from lower production volumes, primarily in reconstituted tobacco leaf, of $3.2 million.

•                  Inflationary cost increases of $2.9 million, including higher purchased energy, wood pulp and labor expenses.

•                  Exchange rate impacts related to a stronger euro versus the U.S. dollar.

These factors were partially offset by:

•                  Improved mill operations.

•                  Higher average selling prices.

•                  Reduced nonmanufacturing expenses.

The U.S. business unit’s operating profit was $0.1 million for the quarter, a decrease of $0.7 million from the prior- year amount of $0.8 million. This decrease was primarily due to:

•                  Restructuring expense of $1.8 million incurred during the third quarter of 2006.

•                  Inflationary cost increases which had an unfavorable impact of $0.7 million, primarily related to higher wood pulp and labor costs.

•                  Increased nonmanufacturing expenses of $0.4 million.

•                  Unfavorable fixed cost absorption from lower production volumes of $0.3 million.

These factors were partially offset by:

•                  Improved mill operations.

•                  Higher average selling prices, primarily resulting from an improved sales mix that included increased sales of cigarette paper for lower ignition propensity cigarettes.

•                  The absence of an unfavorable impact incurred in the third quarter of 2005 to exit the cigarette paper booklets business.

Brazil’s operating loss of $0.1 million during the quarter was an improvement of $0.1 million versus an operating loss of $0.2 million in the third quarter of 2005.  This improvement was related to:

•      Improved mill operations.

•      Increased sales volumes.

These factors were partially offset by:

•      The stronger Brazilian real versus the U.S. dollar which had an unfavorable impact of $0.6 million.

•      Inflationary cost increases of $0.2 million, related to increased wood pulp expenses.

•      Lower average selling prices.

Non-Operating Expenses

Interest expense was $1.5 million for the quarter, $0.2 million lower during the third quarter of 2006 compared with $1.7 million in the third quarter of the prior year, primarily due to lower average debt balances, partially offset by higher average interest rates.  Total debt declined by $14.3 million, or 13.4 percent, during the third quarter.  The weighted average effective interest rates on our 5-year revolving debt facilities were approximately 5.2 and 3.6 percent for the quarters ended September 30, 2006 and 2005, respectively.

Other income, net was $0.3 million for the quarter versus $0.6 million during the third quarter of 2005.  The lower amount of other income was primarily due to lower foreign currency transaction gains in 2006.

Income Taxes

The provision for income taxes reflected a negative effective income tax rate for the third quarter of 2006 compared with 24 percent for the third quarter of 2005 due to the loss caused by restructuring expense recorded during the quarter, changes in the geographic mix of the expected full-year taxable earnings or losses of our businesses and the favorable tax impact of our foreign holding company structure.

Minority Interest

Minority interest declined to $1.0 million in the third quarter of 2006 from $1.5 million in the 2005 period.  This decrease reflected lower earnings of LTR Industries, or LTRI, a French subsidiary, which produces reconstituted tobacco leaf products and has a minority owner that owns 28 percent of its shares.

Loss from Equity Affiliates

The $0.1 million loss from equity affiliates represents our 50 percent share of the pre-operating expenses associated with our joint venture in China.

Net Income (Loss) and Earnings (Loss) per Share

The net loss for the third quarter of 2006 was $1.7 million, a decline of $7.5 million from net income of $5.8 million in the third quarter of 2005.  Diluted net loss per share was $0.11 compared with diluted net income per share of $0.37 for the third quarter of 2005.  Pre-tax restructuring expense of $12.4 million was the primary reason for the decline in both net income and diluted earnings per share.

Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005

Net Sales

(dollars in millions)

	Nine Months Ended			Consolidated Sales
	September 30, 2006	September 30, 2005	Percent Change	Volume Change

France	$285.6	$308.9	(7.5)%	(3.1)%
United States	169.7	160.8	5.5	(10.5)
Brazil	49.5	43.0	15.1	11.8
Subtotal	504.8	512.7
Intersegment	(15.8)	(18.2)
Total	$489.0	$494.5	(1.1)%	(2.4)%

We reported net sales of $489.0 million in the first nine months of 2006, a 1.1 percent decrease compared with $494.5 million in the first nine months of 2005.  The decrease of $5.5 million consisted of the following (dollars in millions):

	Amount	Percent
Changes in sales volumes (internal growth)	$(17.9)	(3.6)%
Changes in currency exchange rates	(2.6)	(0.5)
Changes in selling prices and product mix	11.9	2.4
Changes in sales volumes (acquisition)	3.1	0.6
Total	$(5.5)	(1.1)%

•                  Unit sales volumes decreased by 2.4 percent compared with the first nine months of last year, having the effect of a decrease on net sales of $14.8 million, or 3.0 percent.

•                  Sales volumes in the United States decreased by 10.5 percent, primarily due to decreased commercial and industrial paper sales, reflecting the dècor papers exit, consolidation of paper production on fewer machines as well as lower tobacco-related paper sales.

•                  Sales volumes of the French segment decreased by 3.1 percent reflecting both decreased reconstituted tobacco leaf and tobacco-related paper sales.

•                  Brazil experienced increased sales volumes of 11.8 percent due to increased commercial and industrial as well as tobacco-related paper sales, in part reflecting our strategy to shift certain grades from the United States to Brazil.

•                  Changes in currency exchange rates unfavorably impacted the net sales comparison by $2.6 million.  The euro was less than 1 percent weaker against the U.S. dollar, the effect of which was partially offset by the effect of an approximately 13 percent stronger real against the U.S. dollar.

•                  Higher average selling prices had a favorable $11.9 million, or 2.4 percent, impact on the net sales comparison, primarily resulting from an improved sales mix that included increased sales of cigarette paper for lower ignition propensity cigarettes.

Sales of tobacco-related products accounted for approximately 90 percent of net sales for the nine month periods ended September 30, 2006 and 2005.

French segment 2006 net sales of $285.6 million declined $23.3 million, or 7.5 percent, from $308.9 million in 2005.  The decline was a result of the decline in reconstituted tobacco leaf and tobacco-related paper sales volumes, unfavorable changes in currency exchange rates and lower average selling prices.

The U.S. segment net sales of $169.7 million represented an increase of $8.9 million, 5.5 percent, compared with $160.8 million in 2005.  The increase in net sales of the U.S. segment primarily resulted from an improved sales mix that included increased sales of cigarette paper for lower ignition propensity cigarettes, partially offset by lower sales volumes.

Brazil realized an increase in net sales of $6.5 million, or 15.1 percent, to $49.5 million from $43.0 million in 2005.  The Brazilian segment’s net sales increase was primarily due to increased sales volumes of commercial and industrial papers as well as tobacco-related papers and the stronger Brazilian real, partially offset by lower average selling prices.

Operating Expenses
(dollars in millions)

	Nine Months Ended
	September 30,	September 30,		Percent	Percent of Net Sales
	2006	2005	Change	Change	2006	2005
Net Sales	$489.0	$494.5	$(5.5)	(1.1)%
Cost of products sold	419.5	419.8	(0.3)	(0.1)	85.8%	84.9%
Gross Profit	$69.5	$74.7	$(5.2)	(7.0)%	14.2%	15.1%

Gross profit was $69.5 million in the nine months ended September 30, 2006, a decline of $5.2 million, or 7.0 percent, versus $74.7 million in 2005.  The gross profit margin was 14.2 percent in the first nine months of 2006, declining from 15.1 percent in the first nine months of 2005.  Gross profit was unfavorably impacted by inflationary cost increases and unabsorbed fixed costs as a result of lower production volumes.

Inflationary cost increases unfavorably impacted operating results by $13.4 million during the first nine months of 2006 due to higher purchased energy, wood pulp expenses and labor rates. Reductions in mill operating schedules, substantially in the United States and France, due to decreased production volumes caused lower absorption of fixed mill costs and negatively impacted operating results by $12.3 million in 2006.

During the first nine months of 2006, purchased energy costs increased by $9.6 million compared with the first nine months of 2005, with higher energy costs experienced in all business units, related to higher electricity, natural gas and fuel oil costs.  Changes in the per ton cost of wood pulp increased our operating expenses by $2.0 million in the first nine months of 2006 compared with the first nine months of 2005.  Higher labor rates increased manufacturing expenses by $1.9 million during the first nine months of 2006.

These unfavorable factors were partially offset by an improved mix of products sold, primarily in the United States due to higher sales of cigarette paper for lower ignition propensity cigarettes, and improved mill operations.  Significant operational improvements were achieved in each of our business units through increased productivity and reduced waste.

Nonmanufacturing Expenses

(dollars in millions)

	Nine Months Ended
	September 30,	September 30,		Percent	Percent of Net Sales
	2006	2005	Change	Change	2006	2005
Selling expense	$16.5	$17.8	$(1.3)	(7.3)%	3.4%	3.6%
Research expense	5.4	7.0	(1.6)	(22.9)	1.1	1.4
General expense	20.9	18.9	2.0	10.6	4.3	3.8
Nonmanufacturing expenses	$42.8	$43.7	$(0.9)	(2.1)%	8.8%	8.8%

Nonmanufacturing expenses decreased by $0.9 million, or 2.1 percent, to $42.8 million from $43.7 million in 2005, with lower selling and research expenses largely offset by higher general expense.  Nonmanufacturing expenses remained consistent at 8.8 percent of net sales in the first nine months of both 2006 and 2005.  The reduction in research expense was primarily due to reduced new product mill trials in 2006.  General expense was $2.0 million higher compared with the first nine months of 2005 primarily as a result of increased employee compensation costs and costs associated with the implementation of our joint venture in China.

Restructuring Expense

We initiated restructuring activities during 2006 which are expected to improve our competitiveness and profitability as well as address the present imbalance between sales demand and paper production capacity in the United States and France.  Total restructuring expense of $16.3 million was recorded during the first nine months of 2006, including $5.1 million for accelerated depreciation and other non-cash expenses and $11.2 million for severance and other cash costs.

Operating Profit (Loss)

(dollars in millions)

	Nine Months Ended
	September 30,	September 30,	Percent	Return on Net Sales
	2006	2005	Change	2006	2005

France	$12.8	$34.0	(62.4)%	4.5%	11.0%
United States	3.3	0.4	N.M.	1.9	0.2
Brazil	(0.2)	1.1	N.M.	(0.4)	2.6
Subtotal	15.9	35.5
Unallocated expenses	(5.5)	(4.5)	(22.2)
Total	$10.4	$31.0	(66.5)%	2.1%	6.3%

N.M.       Not Meaningful

Operating profit was $10.4 million for the first nine months of 2006, a decline of $20.6 million, or 66.5 percent, from $31.0 million operating profit for the first nine months of 2005.  Operating profit as a percent of net sales was 2.1 percent compared with 6.3 percent in the first nine months of last year.  During the first nine months of 2006, improved profitability in our U.S. operations was more than offset by lower operating profit in the French and Brazilian segments.

The French segment’s operating profit was $12.8 million for the first nine months of 2006, a decline of $21.2 million, or 62.4 percent, versus the $34.0 million realized in the first nine months of 2005.  The decline was primarily due to:

•                  Restructuring expense of $11.3 million.

•                  Unabsorbed fixed costs of $9.3 million as a result of lower production volumes.

•                  Inflationary cost increases of $8.1 million, related to increased purchased energy, wood pulp and labor expenses.

•                  Lower sales volumes that decreased operating profit by $2.7 million.

These factors were partially offset by:

•                  Improved mill operations.

•                  Positive effects of currency exchange rate changes related to the weaker euro versus the U.S. dollar.

•                  Lower nonmanufacturing expenses, as a result of lower research and selling expenses.

The U.S. business unit’s operating profit was $3.3 million for the first nine months of 2006, a $2.9 million improvement from the prior-year operating profit of $0.4 million.  This improvement was primarily related to:

•                  Higher average selling prices, resulting primarily from an improved sales mix that included increased sales of cigarette paper for lower ignition propensity cigarettes.

•                  Significant improvement in mill operations, primarily from cost reduction activities combined with improved machine efficiencies.

•                  The absence of the impact of exiting the cigarette paper booklets business in the United States in 2005.

These improvements were partially offset by:

•                  $5.0 million of restructuring expense primarily in the form of accelerated depreciation.

•                  Inflationary cost increases of $4.1 million, including higher purchased energy, wood pulp and labor expenses.

•                  Unabsorbed fixed costs of $2.7 million as a result of lower production volumes.

Brazil’s operating loss was $0.2 million during the first nine months of 2006, a decline of $1.3 million from an operating profit of $1.1 million in the first nine months of 2005.  This decrease was related to:

•                  Unfavorable currency impacts of $2.8 million caused by the strengthening of the Brazilian real versus the U.S. dollar.

•                  Inflationary cost increases of $1.2 million primarily related to increased wood pulp and purchased energy expenses.

•                  Lower average selling prices.

These unfavorable items were partially offset by:

•                  Improved mill operations.

•                  Higher sales and production volumes.

Non-Operating Expenses

Interest expense decreased to $4.3 million in the first nine months of 2006 from $4.5 million in the comparable period of 2005.  The effect of lower average debt levels in 2006 have been mostly offset by higher average interest rates.  Total debt declined $21.3 million during the first nine months of 2006. The weighted average effective interest rates on our 5-year revolving debt facilities were approximately 4.8 and 3.4 percent for the nine month periods ended September 30, 2006 and 2005, respectively.

Other (expense) income, net in the first nine months of 2006 was an expense of $0.3 million compared to income of $2.1 million in 2005, primarily due to foreign currency transaction losses in 2006 compared with foreign currency transaction gains in 2005.  In addition, 2005 benefited from a gain on a sale of property in Indonesia.

Income Taxes

The provision for income taxes reflected a negative effective income tax rate for the first nine months of 2006 compared with 27 percent for the first nine months of 2005, primarily due to differences in the geographic mix of the expected full-year taxable earnings or losses of our businesses and the favorable tax impact of our foreign holding company structure.

Minority Interest

Minority interest declined to $3.0 million in the first nine months of 2006 from $4.2 million in the first nine months of 2005.  This $1.2 million, or 28.6 percent, decrease reflected lower earnings of LTRI.

Loss from Equity Affiliates

The loss from equity affiliates was $0.2 million during the nine months ended September 30, 2006 and represents our 50 percent share of the pre-operating expenses associated with our joint venture in China.

Net Income and Earnings per Share

Net income for the first nine months of 2006 was $3.6 million, a decline of $13.0 million, or 78.3 percent, from net income of $16.6 million in the first nine months of 2005.  Diluted net income per share decreased by 78.5 percent to $0.23 compared with diluted net income per share of $1.07 for the prior-year period.  The decline in both net income and diluted net income per share was caused by the lower operating profit, including restructuring expense, and the change from other income to other expense, partially offset by the more favorable effective income tax rate and lower minority interest.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as significant changes in our production volumes, costs and working capital.

Cash Requirements

At September 30, 2006, we had net operating working capital of $76.7 million and cash and cash equivalents of $7.3 million, compared with net operating working capital of $94.3 million and cash and cash equivalents of $5.1 million at December 31, 2005. The decrease in net operating working capital reflects efforts to improve performance in this area, but is also impacted by our restructuring activity, which significantly increased accrued expenses by $10.3 million, primarily related to minimum legal French severance payments accrued in the third quarter of 2006.  Based upon our existing cash and operating working capital levels, expected operating cash flows and capital spending and availability of borrowings under our Credit Agreement and other credit facilities, we believe we have the necessary financial resources to satisfy our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities
(dollars in millions)

	Nine Months Ended
	September 30, 2006	September 30, 2005

Net income	$3.6	$16.6
Non-cash items included in net income
Depreciation and amortization	28.8	29.6
Restructuring accelerated depreciation	4.6	—
Amortization of deferred revenue	(4.5)	(5.7)
Deferred income tax (benefit) provision	(5.9)	0.9
Minority interest in earnings of subsidiaries	3.0	4.2
Other items	(0.3)	(4.1)
Net changes in operating working capital	21.2	(28.6)

Cash Provided by Operations	$50.5	$12.9

Net cash provided by operations was $50.5 million for the nine months ended September 30, 2006 compared with cash provided by operations of $12.9 million for the nine months ended September 30, 2005, a favorable change of $37.6 million.  The increase in cash provided by operations primarily reflected reduced working capital in 2006, which generated cash of $21.2 million.  This represented a favorable net change in working capital of $49.8 million compared with the prior year.

Prior to 2002, our cash provided by operations included advanced payments from customers for future product purchases.  We recorded these advance payments as deferred revenue, which are being amortized into net sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of product sales.  At the current level of expected volumes, the deferred revenue balance is expected to be fully amortized by December 31, 2011.

Operating Working Capital

(dollars in millions)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Changes in operating working capital, excluding effects of acquisition
Accounts receivable	$17.3	$(10.6)
Inventories	3.9	(18.7)
Prepaid expenses	0.1	(2.9)
Accounts payable	(9.4)	(8.2)
Accrued expenses	10.3	6.6
Accrued income taxes	(1.0)	5.2
Net changes in operating working capital, excluding the effects of acquisition	$21.2	$(28.6)

During the first nine months of 2006, changes in operating working capital contributed favorably to cash flow by $21.2 million due primarily to decreases in accounts receivable and inventories and an increase in accrued expenses, partially offset by lower accounts payable and accrued income taxes.  The increase in accrued expenses included accrued cash restructuring costs of $10.3 million recorded in the third quarter of 2006 primarily for minimum legal French severance payments. The decrease in accounts payable was primarily due to reduced purchasing activity, especially in France where mill production levels have decreased. In the first nine months of 2005, changes in operating working capital contributed unfavorably to cash flow by $28.6 million due primarily to higher inventories, higher accounts receivable and lower accounts payable.  Increased levels of inventory decreased net working capital by $18.7 million during the first nine months of 2005 due to higher finished goods inventory levels and higher manufacturing costs.  In 2006, we implemented initiatives to reduce the level of operating working capital.

Cash Flows from Investing Activities

(dollars in millions)

	Nine Months Ended
	September 30, 2006	September 30, 2005

Capital spending	$(5.4)	$(13.4)
Capitalized software costs	(1.6)	(0.5)
Acquisition, net of cash acquired	—	(11.9)
Investment in equity affiliates	(2.5)	—
Other	(5.5)	(6.0)
Cash Used for Investing	$(15.0)	$(31.8)

Cash used for investing activities in 2006 decreased from 2005 primarily due to the 2005 acquisition of PDM Philippines Industries, Inc., a wholly-owned indirect subsidiary, for $11.9 million and a lower level of capital spending in 2006.  The lower level of capital spending reflects the completion of recent major strategic capital spending plans and our control over capital spending given the recent lower level of earnings.  Investment in equity affiliates in 2006 consisted of a $2.5 million equity investment in our joint venture in China.

Capital Spending

Capital spending totaled $5.4 million and $13.4 million for the nine months ended September 30, 2006 and 2005, respectively.  No single capital project accounted for more than $1.0 million of capital spending in the first nine months of either 2006 or 2005.

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

We currently expect our capital spending to total approximately $15 to $20 million in 2006, financed through internally generated funds and our recently secured 5-year revolving bank credit facility.  Capital spending for 2007 is expected to be in the range of $55 to $65 million due to the announced investment plans at PdM as well as the planned upgrade of a paper machine in Brazil.

In France, we have authorized approximately $23 million for capital investments at the PdM facility as part of an overall restructuring plan intended to lower cost while also improving product quality.  The capital investments address 3 areas including a rebuild of one of PdM’s two large cigarette paper machines and installation of both additional robotized, high speed converting units and other related manufacturing support assets all intended to replace older, less efficient equipment.  The paper machine rebuild and the additional robotization of converting are expected to substantially increase this production line’s papermaking capacity while improving converting productivity to an even greater extent.   These investments are expected to be complete during the fourth quarter of 2007. In addition, we have authorized approximately $15 million for investment in an enterprise-wide information system to enable full integration of supply chain and manufacturing functions and processes in France.  Spending for this capitalized software investment is expected to occur during 2006 through 2008.

In Brazil, we have authorized approximately $9 million for a capital investment to rebuild and speed-up a paper machine which currently produces base tipping and commercial and industrial papers.  The expanded capacity of this machine and improved product quality are expected to better meet market requirements within Latin America as well as support expected growth in sales demand outside of Brazil.  Spending for this investment is expected to be complete during the fourth quarter of 2007.

Cash Flows from Financing Activities

(dollars in millions)

	Nine Months Ended
	September 30, 2006	September 30, 2005

Cash dividends paid to SWM stockholders	$(7.0)	$(6.8)
Cash dividends paid to minority interest	(3.7)	(3.6)
Net changes in debt	(24.9)	26.1
Purchases of treasury stock	—	(1.0)
Proceeds from exercise of stock options	1.8	5.9
Excess tax benefits of stock-based awards	0.4	—
Cash Provided by (Used for) Financing	$(33.4)	$20.6

Financing activities during the first nine months of 2006 included total repayments of debt of $110.4 million and borrowings totaling $85.5 million for net repayments of debt of $24.9 million.  Other 2006 financing requirements included dividends paid to SWM stockholders of $7.0 million and dividends paid to a minority interest of $3.7 million.

Financing activities during the first nine months of 2005 included borrowings of $31.4 million and repayments totaling $5.3 million for net borrowings of debt of $26.1 million.  The proceeds from the increased debt were used to fund working capital requirements and to purchase tobacco-related paper manufacturing assets in the Philippines.  Other 2005 financing requirements included dividends paid to SWM stockholders and to a minority interest.

Dividend Payments

On October 26, 2006, we announced that the Board of Directors had declared a quarterly cash dividend of $0.15 per share of common stock.  The dividend will be payable on December 11, 2006 to stockholders of record on November 13, 2006.

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

Debt Instruments and Related Covenants

(dollars in millions)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Changes in short-term debt	$(10.9)	$8.0
Proceeds from issuances of long-term debt	85.5	23.4
Payments on long-term debt	(99.5)	(5.3)
Net (repayments) borrowings of debt	$(24.9)	$26.1

We maintain short-term and long-term credit facilities.  In addition to uncommitted bank overdrafts and lines of credit totaling approximately $33.2 million in the United States, France and Brazil, of which approximately $19.7 million was still available for borrowing as of September 30, 2006, we had credit facilities with a group of banks which, as of September 30, 2006, included 5-year committed revolving credit facilities in the United States and France.  At September 30, 2006, we had approximately $138.7 million still available for borrowing under our 5-year revolving facilities.

New Bank Credit Agreement

On July 20, 2006, Schweitzer-Mauduit International, Inc. and Schweitzer-Mauduit France S.A.R.L., a wholly-owned subsidiary of the Company, entered into a new unsecured Credit Agreement with a group of banks led by Natexis Banques Populaires, Société Générale Corporate & Investment Banking and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc. to refinance our existing bank credit agreement.  The Credit Agreement became effective July 31, 2006 and provides for (a) additional borrowing capacity of approximately $60 million, increasing the total facilities to approximately $195 million from approximately $135 million, (b) a reduced number of tranches from 4 to 2, (c) extended terms, with the maturity date of the new facilities being no earlier than 5 years, (d) lower interest rate margins and (e) fewer, less restrictive financial covenant requirements.  The Credit Agreement replaced the credit facility executed on January 31, 2002 that was scheduled to expire in January 2007.  We repaid the outstanding amount of the prior existing credit agreement with proceeds from borrowings under the Credit Agreement on July 31, 2006.

The Credit Agreement provides for a $95 million U.S. revolving credit facility, or U.S. revolver, and an €80 million revolving credit facility, or Euro revolver, both with 5-year terms, plus 2 one-year extension options, with the extensions at the discretion of the participating banks.  The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require us to maintain (a) a Net Debt to Equity Ratio not to exceed 1.0 and (b) a Net Debt to Adjusted EBITDA Ratio not to exceed 3.0.  The increased amount of the facility and its favorable terms provide greater flexibility to pursue various strategic opportunities.  Repayment of amounts drawn under the Credit Agreement may be accelerated in limited circumstances, which include events of default not timely cured and change of control events.  Draws were made to repay borrowings under the existing credit agreement.  Expected draws are also anticipated for (a) working capital needs (b) funding our joint venture in China and (c) other general corporate purposes.  Borrowings against the Credit Agreement are expected to aggregate the U.S. dollar equivalent of approximately $10 to $30 million during the fourth quarter.  Under the Credit Agreement, interest rates are at market rates, based on LIBOR for U.S. dollar borrowings and EURIBOR for euro borrowings, plus an applicable margin that varies from 0.35 percent to 0.75 percent per annum depending on the Net Debt to Adjusted EBITDA Ratio, as defined in the Credit Agreement.  We incur commitment fees at an annual rate of either 0.30 or 0.35 percent of the applicable margin on the committed amounts not drawn, depending on the Net Debt to Adjusted EBITDA Ratio.

Our total debt to capital ratios at September 30, 2006 and December 31, 2005 were 22 percent and 27 percent, respectively, both near or in our target range of 25 to 35 percent.

Share Repurchases

We did not repurchase any shares of our common stock during the first nine months of 2006.  Share repurchases can be made under a Board of Directors’ authorization covering the period January 1, 2005 through December 31, 2006 in an amount not to exceed $20.0 million.  A total of $1.0 million of share repurchases were made under this authorization in 2005.  We generally use corporate 10b5-1 plans so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Stock Option Exercises

During the first nine months of 2006, we received $1.8 million in proceeds from the exercise of stock options by employees, a decrease of $4.1 million compared with $5.9 million in proceeds from stock option exercises in the first nine months of 2005.  Most of the options exercised were exercised by officers in accordance with 10b5-1 plans.  As part of our corporate governance activities, a policy was implemented in 2002 requiring that our Exchange Act Rule 16 reporting officers, and certain other officers that could be exposed to material non-public information by virtue of their positions, exercise their stock options through Exchange Act Rule 10b5-1 plans for transactions in stock that involve a market transaction.  Significant stock option exercises are not likely to occur in the remaining three months of 2006 based on the 10b5-1 plans currently in effect.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits.  After being in a net overfunded position in 2000 and prior years, our U.S. and French pension plans changed to an underfunded status in 2001 as a result of the poor performance of the equities markets and lower interest rates that caused estimated future pension liabilities to increase because of the necessity to use a lower discount rate.  The underfunded pension status has continued since 2001 (see additional disclosure regarding our pension plans in Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005).  During 2003, interest rates declined, but the equities markets improved and we made pension contributions of $10.7 million in the United States and France.  During 2004 and 2005, long-term interest rates declined further, equities markets improved and we made pension contributions of $10.8 million and $13.7 million, respectively.  As of December 31, 2005, these plans were still underfunded by $33.4 million as it relates to the associated accumulated pension benefit obligations.  The Company contributed $5.0 million to its pension plans through the first nine months of 2006. The amount, if any, of pension contributions for the remainder of 2006 has not yet been determined. The Company expects to make total pension contributions in the range of $7 to $15 million from October 2006 to the end of 2007.

In September 2006, the Pension Protection Act of 2006 was enacted. This legislation is aimed at improving workers’ retirement security through strengthening the funding requirements for single-employer benefit pension plans, creating new rules for multiemployer plans and improving disclosures to current plan participants.  This legislation will also expand retirement savings options and provide enhanced disclosures to participants in defined contribution plans.  The Company is in the process of studying this legislation, but it is expected that this legislation may cause the Company’s future U.S. pension funding requirements to increase.

In May 2006, the decision was made and communicated to all affected Lee Mills hourly employees that their benefits related to our defined benefit plan in the United States would be frozen as of July 17, 2006.  This action is expected to reduce our future annual pension expense and pension fund contribution requirements, improving the pension funding status in the United States.  The plan was not terminated and benefits accrued as of July 17, 2006 continue to be paid in accordance with the plan terms.  Allowable contributions and our matching percentage for the defined contribution, or 401(k), plan for the Lee Mills hourly employees were modified to partially offset the employee pension benefit reduction.  A similar change was made and communicated during 2005 to all U.S. salaried employees effective January 1, 2006.

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

In March 2004, LTRI, our 72 percent indirectly owned subsidiary in France, entered into an agreement with an energy cogeneration supplier whereby the supplier would construct and operate a cogeneration facility at the LTRI mill and supply steam which would be used in the operation of the mill.  In April 2004, a similar agreement was entered into with the same supplier to install and operate a cogeneration facility at PdM.  These agreements are expected to reduce the energy cost of these mills.  The construction phase of the LTRI cogeneration facilities was completed in late 2005 and the construction of the PdM cogeneration facility should be completed in late 2006, with the supplier bearing the capital cost of both projects.  We are committed to purchasing minimum annual amounts of steam generated by each of these facilities for a period of 15 years under the agreements.  These minimum annual commitments together will total approximately $3 million.  LTRI’s and PdM’s current and expected requirements for steam are at levels that exceed the minimum levels under the respective contracts.

In May 2006, SWM-B entered into the first of a series of agreements for purchased electricity supply and distribution to the mill. The series of agreements include agreements for electrical energy supply and the transmission and distribution of electricity to the mill. SWM-B’s contract for the electrical energy supply is for the period May 2006 through December 2010 to cover 100 percent of the mill’s consumption of electrical energy. The contract is with CESP, which is the third largest electrical energy producer in Brazil and the largest in the State of Sao Paulo, which is adjacent to the State of Rio de Janeiro. The absolute value of the electric energy to be provided under this contract is estimated at approximately $5 million annually during the contractual period. The contract provides for a fixed price in each of the calendar year periods of the contract. The contract includes a take or pay obligation with the target energy consumption amount based on estimated average consumption by the mill. To the extent that actual consumption for an annual period exceeds the target consumption level by more than 5 percent, the excess over 105 percent of target will be priced at market rates. To the extent that consumption for an annual period is less than 90 percent of target, SWM-B will be required to pay for a consumption amount up to 90 percent of target and can resell the amount in excess of its actual needs at market rates. Annually, the target consumption amount can be revised up or down by as much as 10 percent.

In October 2006, PdM entered into an agreement for the supply of 100 percent of its requirements for natural gas supply and associated distribution to service its paper mill located in Quimperlè, France.  The contract is with ENI S.p.A., an international energy supplier acting in approximately 70 countries.  The contract is for the period April 1, 2007 to April 1, 2008.  The absolute value of the natural gas and distribution to be provided under this contract is estimated at approximately $9 to $10 million annually during the contractual period.  The contract provides for a fixed price amount per month plus a variable price for each unit of energy used up to a maximum daily volume.  The contract may be renewed with all terms and conditions remaining in force with the exception of volumes and contract prices, which are subject to negotiation.

The table of future “Contractual Obligations” presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Other Factors Affecting Liquidity and Capital Resources, in our Form 10-K for the year ended December 31, 2005 included $78.7 million of current and long-term debt commitments under our prior existing bank credit agreement.  All of this debt was shown as being due in 2006 and 2007.  This bank debt was refinanced on July 31, 2006 under the new Credit Agreement, which debt is now required to be repaid in 2011.

As of December 31, 2005 in the table of future “Contractual Obligations” in our Form 10-K, the contractual obligations for our joint venture funding obligations in China were dependent on obtaining project financing and various governmental approvals.  We have since obtained the necessary project financing and governmental approvals, and our contractual obligations for these equity investments are now expected to be $2.8 million for 2006 and approximately $12 million and $2 million for 2007 and 2008, respectively.  Of the $2.8 million expected to be funded in 2006, $2.5 million has been funded through September 30, 2006.

Employee Labor Agreements.  In May 2006 at the Lee Mills, we implemented the terms of our last and final offer following an impasse in negotiations with the United Steelworkers of America on a collective bargaining agreement. The implemented offer will expire on May 18, 2008.

Collective bargaining agreements at our Quimperle, Spay and Saint-Girons mills in France expired December 31, 2005, February 28, 2006 and May 31, 2006, respectively.  As allowed under French law, after failure to reach agreement with the collective bargaining units, these mills implemented new terms which will be in effect through December 31, 2006, February 29, 2008 and June 5, 2007, respectively.  Given the restructuring activities we have initiated at PdM in Quimperle, France, it is possible that labor strikes at one or more of our French mills could occur.

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

Results of Changing Demand for Cigarettes

We continue to experience increasing weakness in tobacco-related product sales.  Reduced demand for tobacco-related paper products in western Europe and the United States, as well as below expected levels of growth in new markets for our reconstituted tobacco leaf products, have caused us to have excess production capacity and increased machine downtime.  The impact of this downtime, reflected in unabsorbed fixed costs, is expected to unfavorably impact our full-year 2006 results by approximately $20 million.  In addition to the restructuring activities already announced, we continue to evaluate how to operate our worldwide production facilities more effectively with the reduced volumes of tobacco-related papers.  Analysis continues into possible further restructuring activities that could result in additional expenses.

We expect to record additional restructuring liabilities during the fourth quarter of 2006 for severance offered to and currently being negotiated with the PdM labor unions that is in excess of the legally required minimum amounts. Such minimum amounts were recorded during the third quarter of 2006.  Negotiations with the PdM labor unions are expected to conclude by mid-December.  These additional severance amounts will be amortized to restructuring expense over the affected employees’ service periods during 2006 and 2007.  The restructuring activities underway in France and the United States are expected to increase full-year 2006 expenses by $20 to $22 million.

It will take more time to fully realize the expected benefits of the significant and broad restructuring activities now underway.  However, it increasingly appears that progress in earnings, excluding restructuring expense, will be possible over the coming year.  In the meantime, further restructuring expense, reduced operating schedules and inflationary cost pressures, although abating, are expected to continue during the fourth quarter.  However, we also expect to continue to improve mill operations, benefit from cost control activities implemented earlier this year and further grow sales volume and profitability from cigarette paper used in lower ignition propensity cigarettes.

China Joint Venture

In mid 2005, we announced a joint venture with the China National Tobacco Corporation to produce tobacco-related papers, both cigarette paper and porous plug wrap, at a new state-of-the-art paper mill in China.  Current activity includes construction, equipment procurement and establishment of administrative functions.  The project is advancing smoothly and on schedule, with mill operations currently expected to commence as planned in early 2008.

Lower Ignition Propensity Cigarettes

Sales of cigarette papers for lower ignition propensity cigarettes continue to positively contribute to our operating results, especially as we realize manufacturing efficiencies.  In addition to current demand in the states of New York and Vermont plus all of Canada, we anticipate increased sales during the fourth quarter prior to the January 1, 2007 effective date for lower ignition propensity laws in California.  Additionally, lower ignition propensity laws go into effect in the states of New Hampshire in October 2007 and in Illinois and Massachusetts in January 2008, at which time approximately 23 percent of the combined U.S. and Canadian cigarette sales will require compliance with lower ignition propensity regulations.  With further increases in sales volumes of this cigarette paper combined with expected continuing improvements in manufacturing costs, this product should continue to provide additional improvement to the U.S. business unit results.

Other Factors

Inflationary cost increases are expected to have an unfavorable impact of approximately $15 million for the full year of 2006.  Purchased energy cost increases, have begun to slow; however, we continue to experience significant wood pulp price increases.   While over $13 million in inflationary cost increases have been realized already this year, the rate of cost increases is expected to further lessen in the fourth quarter and into 2007 as well as being increasingly offset through improved mill operations and continued efforts to systematically control all areas of cost.

The weakened U.S. dollar is expected to continue to put pressure on our profitability in Brazil, similar to 2005 and through the first nine months of 2006.

We currently expect our capital spending to total approximately $15 to $20 million for 2006 and $55 to $65 million for 2007.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act.  These statements include those in the “Outlook” section and our expectations elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  They also include statements containing “expect,” “anticipate,” “project,” “appears,” “should,” “could,” “may,” “typically” and similar words.  Actual results may differ materially from the results suggested by these statements for a number of reasons, including the following:

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

•                  Our financial performance is dependent upon the cost of raw materials, particularly wood pulp, purchased energy, chemicals and labor.  During 2006, the total cost of some of these items has increased significantly, and competitors’ selling prices for certain products and the nature of our agreements with our customers may make it difficult to pass changes in these costs on to our customers in a timely and effective manner.

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

•                  As a result of current excess capacity in the tobacco-related papers industry and increased operating costs experienced in recent years, particularly related to purchased energy, competitive levels of selling prices for certain of our products are not sufficient to cover those costs with a margin that we consider reasonable.  Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation of certain equipment.  In addition to decisions that have already been made, management continues to evaluate how to operate our production facilities more effectively with reduced tobacco-related papers volumes.  Further changes are possible that might require accelerated depreciation or write-offs of some additional equipment and could potentially include expenses for employee-related costs associated with possible downsizing activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at September 30, 2006 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2006. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc.
Alpharetta, Georgia

We have reviewed the accompanying consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries (the “Company”) as of September 30, 2006, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005 and changes in stockholders’ equity and comprehensive income (loss) and cash flow for the nine-month periods ended September 30, 2006 and 2005.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
November 7, 2006

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and disputes (see Note 7, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).  There have been no material developments to these matters during 2006, except in the Brazil tax assessment number 2001.001.064544-6, or Assessment 2, concerning Imposto sobre Circulacão de Mercadorias e Servicos, or ICMS.

Superior Tribunal of Justice Judge Denise Arruda previously granted the Company’s petition for a preliminary injunction staying execution of the ICMS tax assessment by the State of Rio de Janeiro.  On October 20, 2006, following a hearing on whether to make the preliminary injunction permanent pending resolution of the ICMS tax assessment on the merits, Judge Arruda decided that the Superior Tribunal of Justice did not have jurisdiction over the constitutional question presented and that it should be heard by the Supreme Court of Brazil.  Consequently, the judge vacated the preliminary injunction.  This court decision does not apply to the similar Brazil tax assessment number 2001.001.115144-5, or Assessment 1.

Regarding this recent court decision in Assessment 2, the Company has entered with a request for plenary examination of the injunction by the Superior Tribunal of Justice.  The Company expects that it could be up to one year before this matter is heard by the Superior Tribunal of Justice sitting in plenary session.  While it is technically possible for the State of Rio de Janeiro to commence execution on Assessment 2, because there is no preliminary injunction in force, the Company does not believe that is likely.  If such administrative execution were to be initiated by the State of Rio de Janeiro, SWM-B would be obligated to provide security for payment of the initial litigation amount, plus monetary correction and penalties estimated at September 30, 2006 to equal the Reais equivalent of $6.3 million.  This security may be provided in the form of a cash deposit, enrollment of assets or a bond.  In conjunction with providing security for the potential liability, the Company would seek a preliminary injunction based on such an administrative deposit.  If the fiscal authority does not initiate the administrative execution, the plenary decision of the Superior Tribunal of Justice is a condition precedent to further judicial appeals.  In the event that such a judgment is negative to SWM-B, an appeal to the Supreme Court of Brazil will be initiated.

SWM-B continues to vigorously contest these Assessments and believes that these Assessments will ultimately be resolved in its favor.  However, since the final resolution involves presentation of these matters to the Supreme Court of Brazil, they are not likely to be finally resolved for several years.  No liability has been recorded on the Company’s consolidated financial statements for these Assessments based on its evaluation that SWM-B is more likely than not to prevail in its challenge of these Assessments under the facts and law as presently understood.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of our Common Stock during the first nine months of 2006.  The following table indicates the amount of shares of our Common Stock we have repurchased during 2006 and the remaining amount of share repurchases currently authorized by our Board of Directors as of September 30, 2006:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)        Exhibits:

10.1	Natural Gas Supply Agreement, dated October 5, 2006, by and among Papeteries de Mauduit S.A.S. and ENI S.p.A.
15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ PETER J. THOMPSON	By:	/s/ WAYNE L. GRUNEWALD
	Peter J. Thompson		Wayne L. Grunewald
	Chief Financial Officer and		Controller
	Treasurer		(principal accounting officer)
(duly authorized officer and
principal financial officer)

	November 7, 2006		November 7, 2006

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

•                  “Restructuring expense” represents expenses incurred in connection with unusual or infrequently occurring activities intended to significantly change the size or nature of the business operations, including significantly reduced utilization of operating equipment, exit of a product or market or a significant workforce reduction.

•                  “Tipping paper” joins the filter element to the tobacco-filled column of the cigarette and is both printable and glueable at high speeds.

•                  “Wrapper” covers the outside of cigars providing a uniform, finished appearance.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended September 30, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	—	Natural Gas Supply Agreement, dated October 5, 2006, by and among Papeteries de Mauduit S.A.S. and ENI S.p.A.

15	—	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*           These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.