Form 10-K
period 2006-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2007-03-02
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding common stock, par value $0.10 per share (the “Common Stock”), held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $329.5  million, based on the last sale price for the Common Stock of $21.65 per share as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 15,615,110 shares of Common Stock issued and outstanding as of February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2006 Annual Meeting of Stockholders (“the Proxy Statement”) and filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.                        Business

As used in this 2006 Annual Report on Form 10-K, unless the context indicates otherwise, references to “we,” “us,” “our,” “SWM,” “Schweitzer-Mauduit” or similar terms include Schweitzer-Mauduit International, Inc. and its consolidated subsidiaries.

Our Securities and Exchange Commission, or SEC, filings, which include this Annual Report on Form 10-K, Definitive Proxy Statements on Form DEF-14A, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments, are available, free of charge, on our Web site at www.schweitzer-mauduit.com, Investor Relations, SEC filings. These reports are available soon after they are filed electronically with the SEC. The Web site also allows access to historical financial information, press releases and quarterly earnings conference calls, our Code of Conduct, corporate governance guidelines, Board of Directors’ committee charters, as well as disclosure of any amendment to or waivers of our Code of Conduct granted to any of the principal executive officer, principal financial officer or principal accounting officer. Quarterly earnings press releases are posted immediately to our Web site, making them available to stockholders and other interested parties. The Web site provides additional background information about us including further information on our history, products and locations. Requests for information can be made in writing and sent to the Investor Relations Department at our principal executive office address listed below.

Our quarterly earnings conference calls are typically held on the same dates as our quarterly earnings releases and are likewise available through our Web site via a webcast. The tentative dates for our quarterly earnings conference calls related to 2007 financial results are April 26, 2007, July 26, 2007, October 25, 2007 and January 31, 2008. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through our Web site.

Our wholly-owned direct subsidiaries are Schweitzer-Mauduit Canada, Inc., or SM-Canada, Schweitzer-Mauduit Spain, S.L., or SM-Spain, a holding company organized under the Spanish holding company regime and the primary foreign investment holding company for SWM, and Schweitzer-Mauduit International China, Limited, or SM-China, a holding company incorporated in Hong Kong which owns 50 percent of the equity interest in China Tobacco Mauduit (Jiangmen) Paper Industry Company Ltd., a Sino-Foreign Equity Joint Venture with China National Tobacco Corporation, or CNTC, to manufacture and sell tobacco-related papers in China, our only unconsolidated subsidiary. We indirectly through SM-Spain have subsidiaries in France, the Philippines, Indonesia and Brazil. SM-Spain owns directly 100 percent of Schweitzer-Mauduit Holding S.A.R.L., a French holding company, or SMH, and together SM-Spain and SMH own 100 percent of 2 holding companies, Schweitzer-Mauduit Industries S.A.R.L., a French corporation, or SMI, which holds our investment in the French reconstituted tobacco operations, and Schweitzer-Mauduit France S.A.R.L., a French corporation, or SMF, which holds our French, Philippine and Indonesian paper operations. SMI owns directly 72 percent of the issued and outstanding shares of LTR Industries S.A., a French corporation, or LTRI. SMF, directly or indirectly, owns 100 percent of 3 principal French operating subsidiaries, Papeteries de Mauduit S.A.S., or PdM, Papeteries de Malaucène S.A.S., or PdMal, and Papeteries de Saint-Girons S.A.S., or PdStG, 100 percent of PDM Philippines Industries, Inc., or PPI, and 100 percent of P.T. PDM Indonesia, or PT PDM. SM-Spain also owns directly 99.99 percent of the issued and outstanding shares of Schweitzer-Mauduit do Brasil S.A., our Brazilian paper operations, or SWM-B. We did not have any special purpose entities as of December 31, 2006.

Our principal executive office is located at 100 North Point Center East, Suite 600, Alpharetta, Georgia 30022-8246 and our telephone number at that address is 1-800-514-0186. Our stock is traded on the New York Stock Exchange, or NYSE, under the symbol “SWM.”

We have provided a Glossary of Terms at the end of this Annual Report on Form 10-K.

GENERAL

We are a multinational diversified producer of premium specialty papers headquartered in the United States of America and are the world’s largest supplier of fine papers to the tobacco industry. We manufacture and sell paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised approximately 90 percent of our consolidated net sales in each of the years 2004 through 2006. The primary products in the group include cigarette, plug wrap and tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette and reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere.

We are the premier manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, and the leading independent producer of RTL used in producing blended cigarettes. We conduct business in over 90 countries and currently operate 11 production locations worldwide, with mills in the United States, France, the Philippines, Indonesia and Brazil. We also have a 50 percent equity interest in a mill currently under construction in China.

DESCRIPTION OF BUSINESS

Financial Information About Segments.   We operate and manage 3 reportable segments: United States, or U.S., France and Brazil. These segments are based on the geographical location of our manufacturing operations. These business segments manufacture and sell Cigarette Papers, reconstituted tobacco products (France and U.S. only) and paper products used in cigarette packaging, as well as certain non-tobacco industry products. While the products are similar in each segment, they vary based on customer requirements and the manufacturing capabilities of each of the operations. The Philippine and Indonesian financial results are included in the French business segment because the results of the Philippine and Indonesian operations are not material for segment reporting purposes and since the products of the Philippine and Indonesian businesses are coordinated with sales of our French operations in southeast Asia. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

Additional information regarding “Segment Performance” is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. In addition, selected financial data for our segments is available in Note 9, Segment Information, of the Notes to the Consolidated Financial Statements. Reference is also made to Part I, Item 1A, Risk Factors, Market Risk, for a discussion regarding the risks associated with foreign operations.

Financial information about foreign and domestic operations, contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing in Part II, Item 7 herein and in Notes 3, 4, 5 and 9 (“Restructuring Activities,” “Debt,” “Income Taxes” and “Segment Information,” respectively) to Consolidated Financial Statements contained in “Financial Statements and Supplementary Data” appearing in Part II, Item 8 herein, are incorporated in this Item 1 by reference.

PRODUCTS

We manufacture and sell paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications.

Tobacco industry products include Cigarette Papers and RTL used as a tobacco blend with virgin tobacco in cigarettes; reconstituted tobacco wrappers and binders for cigars; and paper products used in cigarette packaging. These products are sold directly to tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere.

Each of the 3 principal types of Cigarette Papers—cigarette, plug wrap and tipping papers—serves a distinct purpose in the function of a cigarette.

Cigarette paper wraps the column of tobacco in a cigarette. Certain properties of cigarette paper, such as basis weight, porosity, opacity, tensile strength, texture and burn rate must be controlled to tight tolerances. Many of these characteristics are critical to meet the requirements of high-speed production processes utilized by cigarette manufacturers as well as their desired attributes of finished cigarettes such as lower ignition propensity, or LIP, or reduced deliveries of tobacco-related smoke constituents.

Plug wrap paper forms the outer layer of a cigarette filter and is used to hold the filter materials in a cylindrical form. Conventional plug wrap is manufactured on flat wire paper machines using wood pulp. Porous plug wrap, a highly air permeable paper, is manufactured on inclined wire paper machines using a furnish consisting of “long-fibers,” such as abaca, and wood pulp. Porosity, a measure of air flow permeability, ranges from a typical level of less than 100 Coresta on conventional plug wrap to 35,000 Coresta on high porosity papers. High porosity plug wrap is sold under the registered trademark POROWRAP® and is used on filter-ventilated cigarettes.

Tipping paper, produced in white or tan/cork color, joins the filter element to the tobacco-filled column of the cigarette. The ability to produce tipping paper, which is both printable and glueable at high speeds, is critical to producing a cigarette with a distinctive finished appearance.

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

Commercial and industrial products include lightweight printing and writing papers, coated papers for packaging and labeling applications, business forms, battery separator paper, drinking straw wrap, filter papers and other specialized papers primarily for the North American, western European and Brazilian markets. Like porous plug wrap, certain of these non-tobacco industry products use a fiber blend consisting of long-fibers. These products are generally sold directly to converters and other end-users in North America and western Europe and through brokers in Brazil. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine utilization.

MARKETS AND CUSTOMERS

Our U.S. segment primarily supplies the major, and many of the smaller, cigarette manufacturers in North America, and also has significant sales in South America and Japan. The customer base for the U.S. operations consists of more than 185 customers in approximately 40 countries. Our French segment relies predominantly on worldwide exports, primarily to western Europe, Asia (in part through our Philippine and Indonesian manufacturing facilities), eastern Europe and the former Commonwealth of Independent States, and, in lesser but substantial amounts, to Africa, the Middle East and Australia. The customer base for the French operations consists of a diverse group of over 250 customers in more than 80 countries. Our Brazilian segment primarily supplies customers in Brazil, but with increasing sales to other Latin and South

American countries. The current customer base of the Brazilian operations consists of the cigarette manufacturers in Brazil, as well as approximately 15 customers in approximately 10 countries outside Brazil. Customers of all 3 business segments include international tobacco companies, regional tobacco manufacturers and government monopolies.

Altria Group, Inc., including Philip Morris USA Inc. and Philip Morris International Inc., or collectively Philip Morris, including its subsidiaries, and British American Tobacco p.l.c., or BAT, including its Brazilian subsidiary Souza Cruz S.A., or Souza Cruz, and its other subsidiaries, are our 2 largest customers. Philip Morris and BAT, together with their respective affiliates and designated converters, accounted for 40 percent, 49 percent and 48 percent of the Company’s 2006, 2005 and 2004 consolidated net sales, respectively.  Although the total loss of 1 or both of these large customers could have a material adverse effect on our results of operations, this is not considered likely given the significant share that our capacity represents of the total worldwide supply available to meet the demand for cigarette-related fine papers. A material variation in demand from 1 of these customers or due to external factors such as government legislation or changes in consumer behavior, however, could result in a significant decline in demand for our products.

Philip Morris Supply Agreement.   Since January 1, 1993, we have been the single source of supply of Cigarette Papers to Philip Morris’ U.S. operations, or Philip Morris USA. On December 20, 2006, we provided Philip Morris USA with a notice of phase-out of the Second Amended and Restated Agreement for Fine Paper Supply, or SSA, between the 2 companies, effective December 31, 2006. The notice of phase-out had to be given no later than December 31, 2006 in order to avoid a 4-year extension of the SSA under its present terms. While we continue to value our close relationship with Philip Morris USA, we have concluded that the existing SSA no longer adequately addresses current business and industry conditions. It is our intent to work with Philip Morris USA to replace the SSA with a new form of supply agreement. Under the phase-out terms of the SSA, we are obligated to supply up to 100 percent of Philip Morris USA’s annual cigarette, base tipping and plug wrap paper requirements for 2 years (2007 and 2008) at current selling prices, which are subject to potential increases. Philip Morris USA is obligated to purchase from us at least 75 percent and 50 percent of its annual cigarette, base tipping and plug wrap paper requirements for the years 2007 and 2008, respectively.

Further, pursuant to an addendum to the SSA, we have an exclusive supply arrangement with Philip Morris USA for a jointly-developed banded cigarette paper that is used in LIP cigarettes. We produce banded cigarette paper in sufficient quantities to support Philip Morris USA’s commercial sales of LIP cigarettes. The notification of phase-out of the SSA does not affect the supply agreement between us and Philip Morris USA concerning banded cigarette paper used to produce LIP cigarettes.

No immediate financial impact is expected as a result of the notice of termination of the SSA. If during phase-out Philip Morris USA reduces its purchases to the minimum level allowed, our U.S. business unit operating profit could decrease in the range of $1 to $3 million annually. However, activities already underway in our U.S. operations, including increased sales of cigarette paper for LIP cigarettes, as well as restructuring and aggressive cost reduction activities, are expected to mitigate any negative financial impact potentially resulting from phase-out.

SALES AND DISTRIBUTION

Essentially all tobacco-related products manufactured by the U.S., French and Brazilian segments are sold by our marketing, sales and customer service organizations directly to cigarette manufacturers or their designated converters, except in China where sales are generally made to trading companies for resale to cigarette producers. Most of our U.S. and French segments’ non-tobacco related products, which represent approximately 6 to 8 percent of each of their respective net sales, are sold on a direct basis. The Brazilian segments’ non-tobacco related products comprise approximately 40 percent of its net sales, substantially all of which are sold through agents.

The typical modes of transportation we utilize in the delivery of product to our customers include truck, rail and ocean-going vessels. As is typical in our industry, ownership of the product generally transfers to our customer upon shipment from our mills, except for certain export sales where ownership typically transfers at the foreign port or customer facility.

COMPETITION

We are the leading producer of Cigarette Papers in the world. LTRI is the leading independent producer of RTL for use in cigarettes. We do not sell our products directly to consumers or advertise our products in consumer media. The specialized nature of these tobacco-related papers requires unique research and development capability and special papermaking equipment and skills to meet exacting customer specifications. These factors have limited the number of competitors in each of the tobacco-related paper categories discussed separately below.

Cigarette Paper—As the sole domestic producer of Cigarette Papers in North America, we believe that we have the majority supply position, estimated at 70 to 75 percent of the North American cigarette paper market. European suppliers, such as Delfort Group AG, an Austrian corporation, or Delfort, and Miquel y Costas & Miquel S.A., a Spanish corporation, or Miquel y Costas, supply the balance of the North American market. We believe that the bases of cigarette paper competition are price, consistent quality, security of supply, level of technical service and performance requirements of the customer’s cigarette-making equipment.

We have developed individually or in conjunction with customers, technologies to address the emerging market for cigarette paper for LIP cigarettes in the United States and Canada. We are currently the leading producer of commercially proven cigarette paper for LIP cigarettes. We continue to actively develop these technologies for such products and we are in the process of forming a “Center of Excellence” to serve the world markets as the need expands. To date, competitive offerings of cigarette papers for LIP cigarettes have not achieved significant commercial acceptance.

The principal competitors of our French cigarette paper businesses are Delfort, Miquel y Costas and Julius Glatz GmbH, or Glatz, an independent German company. PdM and PdStG, indirect wholly-owned subsidiaries in France, sell approximately 60 percent of their products in western Europe and Asia. We believe that the bases of competition for PdM’s and PdStG’s products are the same as for our U.S. segment. The principal competitor of our Philippine cigarette paper business is Tann-Philippines, a subsidiary of Trierenberg Holdings, or Trierenberg. The principal competitors of our Indonesian cigarette paper business are PT Surya Zig Zag and PT BMJ, which are owned by Indonesian cigarette production companies and account for 60 to 65 percent of the cigarette paper market in Indonesia.

The principal competitors of our Brazilian cigarette paper business are Delfort, Miquel y Costas and Cartiera Del Maglio S.p.A, an independent Italian company. SWM-B has essentially 100 percent of the cigarette paper market in Brazil and an estimated 75 to 80 percent share of the cigarette paper market in South America. We believe that the bases of cigarette paper competition for SWM-B are the same as for our U.S. segment.

In recent years, the number of cigarette paper manufacturers has declined worldwide. In addition to the bankruptcy of RFS Ecusta Inc. in the United States during 2002, smaller cigarette paper manufacturers in the United Kingdom, Argentina, Mexico and Colombia have either ceased or significantly reduced their production of cigarette paper, reflecting the competitive nature of this product and efforts by the world’s major cigarette manufacturers to consolidate their suppliers. This reduction of cigarette paper production capacity has been offset, however, by cigarette paper production capacity added by SWM, Delfort, Glatz and in China. New capacity added in western Europe by Delfort and Glatz in 2003 and 2004, respectively, has contributed to pricing and supply pressures for cigarette papers in recent years.

Plug Wrap Paper—We believe that our U.S. segment has an estimated 85 to 90 percent share of the North American market for plug wrap papers. The remainder of the North American market is shared by 2 competitors: Miquel y Costas and Delfort. Our French businesses hold an estimated 60 percent of the western European high porosity plug wrap market. Delfort is our principal competitor in that market. Through the Brazilian business’ supply of conventional plug wrap papers and the U.S. business’ supply of porous plug wrap papers, we have an estimated 70 percent share of the South American market for plug wrap papers. Miquel y Costas and Delfort are our principal competitors in that market.

We believe that the primary basis of competition for high porosity plug wrap is technical capability with price being an important, but secondary, consideration. On the other hand, conventional plug wrap entails less technical capability with the result that price and quality are the primary bases of competition.

Tipping Paper—We believe that our U.S. segment has an estimated 65 to 70 percent share of the North American market for base tipping paper, which is subsequently printed by converters. Our principal competitor in this market is Delfort. We believe that the bases for competition are consistent quality, price and, most importantly, the ability to meet the runnability and printability requirements of converting equipment and high-speed cigarette-making machines.

PdMal, another of our indirect wholly-owned French subsidiaries, operates a base paper and finished tipping paper mill in Malaucène, France, and ranks among the largest converted tipping paper producers in western Europe, with an estimated 13 percent market share. PdMal produces printed and unprinted, and laser and electrostatically perforated tipping papers. PdStG and SWM-B also produce base tipping paper that is converted and sold by PdMal. PdMal’s principal European competitors are Tann-Papier GmbH, Benkert GmbH and Miquel y Costas. We believe that the bases of competition for perforated tipping paper in Europe are perforation technology, consistent quality and price.

Our Brazilian segment has an estimated 65 to 70 percent share of the South American market for base tipping paper, which is subsequently printed by converters. Our principal competitor in Latin America is Miquel y Costas. We believe that the bases of tipping paper competition for SWM-B are the same as for our U.S. segment.

Reconstituted Tobacco—LTRI is the leading independent producer of RTL in the world. We believe that the basis of competition in this market is primarily quality. However, sales volumes are influenced by worldwide virgin tobacco prices and cigarette producers’ various internal tobacco reconstitution processes, as lower prices of virgin tobacco or other RTL forms may compete against reconstituted tobacco sales volumes.

LTRI’s principal competitors are Reynolds American, Inc., which produces RTL for both internal and external use, Yelets, an affiliate of Japan Tobacco Inc. which operates in Russia, Deli-HTL Tabak Maatschappiji B.V., an independent producer which operates in Holland, and cigarette companies such as Philip Morris, BAT, and STMA (China), which produce RTL primarily for internal use.

We estimate that approximately 50 percent of reconstituted cigar wrapper and binder used in the U.S. market is produced internally by domestic cigar manufacturers. Our U.S. segment’s Ancram mill and Nuway Tobacco, a cast process manufacturer, produce the balance.

Other Products—As noted above, we produce papers for lightweight printing and writing, coated papers for packaging and labeling applications, business forms, battery separator papers, wrapping paper for drinking straws, filter papers and other specialized papers. We believe that price is the primary basis of competition for drinking straw wrap, printing and writing and filter papers, while consistent quality and customer service are believed to be the primary competitive factors for battery separator paper, business forms and overlay papers. We continue, to the extent feasible, to convert our production of less profitable papers to more profitable niche applications.

RAW MATERIALS AND ENERGY

Wood pulp is the primary fiber used in our operations. Our operations consumed 105,000 and 109,000 metric tons of wood pulp in 2006 and 2005, respectively, all of which was purchased. Our operations also use other cellulose fibers, the most significant of which are in the form of flax fiber and tobacco leaf by-products, as the primary raw materials for Cigarette Papers and reconstituted tobacco products, respectively. While tobacco leaf by-products are generally the property of the cigarette manufacturer for whom the reconstitution is contracted, we and our subsidiary LTRI purchase some tobacco leaf by-products for use in the production of RTL and wrapper and binder products.

Flax straw is purchased and subsequently processed into flax tow at processing facilities in Canada and France. The flax tow is then converted into flax pulp at pulping facilities in the United States and France. Flax tow and flax pulp are also purchased externally, and these purchases represent approximately 40 percent of the flax pulp currently consumed by our operations in the United States, France and Brazil. Certain specialty papers are manufactured by our operations in France, requiring small amounts of other cellulose fibers, all of which are purchased.

In addition to cellulose fibers, our operations use calcium carbonate as another significant raw material in the production of many of our paper products. Calcium carbonate, or chalk, is used in the production of Cigarette Papers, as well as in certain of our other paper products, to provide desired qualities and characteristics, such as opacity, as well as end-product performance attributes. All of our needs for calcium carbonate are purchased. Our Quimperlé mill in France and Pirahy mill in Brazil have on-site, vendor-operated calcium carbonate plants which supply significant quantities toward the needs of those mills. For the balance of their needs, our mills also purchase calcium carbonate manufactured elsewhere.

We believe that our purchased raw materials are readily available from several sources and that the loss of a single supplier would not have a material adverse effect on our ability to procure needed raw materials from other suppliers.

The papermaking processes use significant amounts of energy, primarily electricity, natural gas and fuel oil to run the paper machines and other equipment used in the manufacture of pulp and paper. In France and in the United States, availability of energy is generally not expected to be an issue, although prices can fluctuate significantly. We enter into agreements to procure a portion of our energy requirements for future periods in order to reduce the uncertainty of future energy costs.

In France, we have entered into agreements with an energy cogeneration supplier whereby the supplier will construct and operate cogeneration facilities at our Spay and Quimperlé Mills and supply steam, which will be used in the operation of our mills. The Spay cogeneration facility was completed in late 2005 and the Quimperlé cogeneration facility will be completed in the first half of 2007. These cogeneration facilities are expected to provide energy cost savings and improved security of supply.

In Brazil, where that country’s production of electricity is heavily reliant upon hydroelectric plants, availability of electricity has been affected in the past by weather and rain variations. Our Brazilian business currently has a sufficient supply of energy to continue its current level of operation.

Additional information regarding new agreements for the supply of energy is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Our French segment does maintain records of order backlogs. For Cigarette Papers, the order backlog was $35 million and $40 million on December 31, 2006 and 2005, respectively. This represented approximately 48 and 54 days of Cigarette Paper sales for the French segment in 2006 and 2005, respectively. LTRI’s RTL business operates under a number of annual supply agreements. The order backlog for RTL was $83 million and $50 million on December 31, 2006 and 2005, respectively.

The Brazilian segment does not calculate or maintain records of order backlogs. Approximately 20 percent of its sales are to Souza Cruz, its largest customer. Souza Cruz provides forecasts of its future demand, typically 8 weeks in advance, in order for the Brazilian operations to manage production and ensure a sufficient supply to meet Souza Cruz’s anticipated requirements.

Sales of our products are not subject to significant seasonal fluctuations, except in the United States where customer shutdowns of 1 to 2 weeks in duration typically occur in July and December, and in Brazil where customer orders are typically lower in December due to a January and February holiday season.

RESEARCH AND DEVELOPMENT

We have research and laboratory facilities in Spay, France, Santanésia, Brazil and Alpharetta, Georgia and employ approximately 60 research personnel. We are dedicated to developing Cigarette Papers, reconstituted tobacco and non-tobacco paper product innovations and improvements to meet the needs of individual customers. The development of new components for tobacco products and the development of new non-tobacco paper products are the primary focuses of these research and development functions, including several development projects for our major customers. We expensed $7.3 million in 2006, $9.0 million in 2005 and $9.3 million in 2004 on research and development.

We believe that our research and product development capabilities are unsurpassed in the industry and have played an important role in establishing our reputation for high quality, superior products. Our commitment to research and development has enabled us, for example, to (i) produce high-performance papers designed to run on the high-speed manufacturing machines of our customers, (ii) produce papers to exacting specifications with very high uniformity, (iii) produce cigarette paper with extremely low basis weights, (iv) develop cigarette paper for LIP cigarettes, (v) produce highly porous cigarette and plug wrap papers, and (vi) produce papers with other specifically engineered properties required for end-product performance attributes. We believe we are in the forefront of the specialty paper manufacturing process, having invested heavily in modern technology, including on-line banding and off-line printing capabilities for LIP cigarette papers, laser technology and modern paper-slitting equipment. We believe that our commitment to research and development, coupled with our investment in new technology and equipment, has positioned us to take advantage of growth opportunities abroad where the demand for American-style premium cigarettes continues to increase.

PATENTS AND TRADEMARKS

As of December 31, 2006, we owned 129 patents and had pending 71 patent applications covering a variety of Cigarette Papers, RTL and cigar wrapper and binder products and processes in the United States, western Europe and several other countries. We believe that such patents, together with our papermaking expertise and technical sales support, have been instrumental in establishing us as the leading worldwide supplier of Cigarette Papers, RTL and reconstituted wrapper and binder made by the papermaking process.

Management believes that our “POROWRAP®” trademark for highly porous plug wrap paper, the “PDM” and “SWM” logos and the “JOB PAPIER A CIGARETTES”, “PAPETERIES DE MAUDUIT” and “SCHWEITZER” trade names also have been important contributors to the marketing of our products.

EMPLOYEES

As of December 31, 2006, we had 3,541 regular full-time active employees of whom 515 hourly employees and 225 salaried employees were located in the United States and Canada, 1,134 hourly employees and 686 salaried employees were located in France, 50 salaried employees were located in the Philippines, 143 hourly employees and 57 salaried employees were located in Indonesia and 683 hourly employees and 48 salaried employees were located in Brazil. In addition, the operations in the Philippines utilize approximately 114 contract employees.

North American Operations—Hourly employees at the Lee, Massachusetts, Spotswood, New Jersey and Ancram, New York mills are represented by locals of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union. The collective bargaining agreement at our Lee mills expired on July 31, 2005. In May 2006 at the Lee Mills, we implemented the terms of our last and final offer following an impasse in negotiations on a collective bargaining agreement. The implemented offer will expire in May 2008. In 2004, a collective bargaining agreement was signed at our Spotswood mill, effective through August 28, 2007. In 2004, we also reached a 4-year collective bargaining agreement for the Ancram mill effective through September 30, 2008. We believe employee and union relations continue to be positive.

The fiber operations of our Canadian subsidiary are non-union. We believe that employee relations are positive.

French Operations—Hourly employees at our mills in Quimperlé, Malaucène, Saint-Girons and Spay, France are union represented. Collective bargaining agreements at both our Quimperlé and Malaucène mills expired December 31, 2005 and the collective bargaining agreements for our Spay and Saint-Girons mills expired February 28, 2006 and May 31, 2006, respectively. As allowed under French law, after failure to reach agreement with the collective bargaining units, these mills implemented new terms which were in effect through December 31, 2006 for our Quimperlé and Malaucène mills and through February 29, 2008 and June 5, 2007 for our Spay and Saint-Girons mills, respectively. We are currently in discussions with the unions representing employees at each of our French mills concerning renewal of those labor contracts. Over the years, there have been intermittent work stoppages at the French operations lasting from a few hours to several days. We believe that, overall, employee relations are comparable to similar French manufacturing operations.

Employees of our Philippine operations are non-union. We believe that employee relations are positive.

On May 1, 2006, we entered into a new collective bargaining agreement at our mill in Medan, Indonesia. This agreement has a term of 2 years, ending on April 30, 2008. We believe that employee relations are positive.

Brazilian Operations—Hourly employees at the Pirahy mill are represented by a union. The annual collective bargaining agreement was ratified in July 2006, with a term ending on May 31, 2007. We believe that, overall, employee relations are positive and comparable to similar Brazilian manufacturing operations.

ENVIRONMENTAL MATTERS

Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada were $1.2 million in 2006 and are expected to total approximately $2 million in each of 2007 and 2008, of which no material amounts were or are expected to be the result of environmental fines or settlements. These expenditures are not expected to have a material adverse effect on our financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in our plans, changes in legal requirements or other factors.

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

EXECUTIVE OFFICERS

The names and ages of the executive officers as of March 2, 2007, together with certain biographical information, are as follows:

Name	Age	Position
Wayne H. Deitrich	63	Chairman of the Board and Chief Executive Officer
Frédéric P. Villoutreix	42	Chief Operating Officer and interim President—French Operations
Thierry E. Bellanger	54	President—French Operations (on medical leave)
Otto R. Herbst	47	President—the Americas
Widjaja Jiemy	48	President—Southeast Asian Operations
Peter J. Thompson	44	Chief Financial Officer and Treasurer
John W. Rumely, Jr.	53	General Counsel and Secretary
Paul C. Roberts	58	Vice President—Strategic Planning and Implementation
Wayne L. Grunewald	55	Controller

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

Frédéric P. Villoutreix has served as our Chief Operating Officer since February 2006 and as interim President—French Operations since December 7, 2006. Mr. Villoutreix joined us in December 2005 from Compagnie de Saint-Gobain, a leading French multi-national manufacturer of engineered materials and products, where he worked since 1990. From 2001 to 2004, Mr. Villoutreix held key manufacturing positions in Europe and the United States with Saint-Gobain, including General Manager, World Construction Products and Stone, Luxemburg, and most recently in 2004 and 2005 as Vice President, Abrasives Europe and Coated Abrasives World with 33 operating locations.

Thierry E. Bellanger has served as our President—French Operations since November 2002 and has been on medical leave since September 12, 2006. From July 1999 through October 2002, Mr. Bellanger was Director of Operations for the Paper Sector in France. From March 1997 through June 1999, he served as Director of Operations for our Tobacco Sector in France. Prior to March 1997, Mr. Bellanger served in various positions at PdM and LTRI.

Otto R. Herbst became President of the Americas in August 2006 with responsibility for the U.S. and Brazilian business units. Mr. Herbst served as our President—Brazilian Operations from April 1999 to July 2006. Prior to April 1999, he served as General Manager for New Business and Services from 1997 through March 1999 for Interprint, a manufacturer of security documents, telephone cards and business forms. From 1990 through 1997, Mr. Herbst served as Director of Agaprint, a manufacturer of packaging materials, business forms, commercial printing papers, personalized documents and envelopes.

Widjaja Jiemy has served as our President—Southeast Asian Operations since May 2005. Prior to May 2005, Mr. Jiemy served as General Manager of business development of April Fine Paper (Guang Ding) Co., Ltd., in China to build a greenfield paper mill in Jiangmen, Guangdong province. Previously, Mr. Jiemy served as General Manager of P.T. Riau Andalan Kertas, a pan-Asian paper company, and as General Manager of P.T. Sampoerna Percetakan Nusantara, an Indonesian corrugated box making and printing company. From 1990 to 1997, Mr. Jiemy was the General Manager of P.T. Kimsari Paper Indonesia, the predecessor company of P.T. PDM Indonesia.

Peter J. Thompson became our Chief Financial Officer and Treasurer in August 2006. Mr. Thompson served as our President—U.S. Operations from November 1998 to July 2006. From April 1998 through November 1998, Mr. Thompson was Director—Sales and Marketing for the U.S. Operations. Mr. Thompson joined us in January 1997 as a Marketing Manager in the U.S. Operations. Prior to joining us, he was employed by Tape, Inc. from May 1995 through January 1997, where he held several senior management positions in marketing, sales and finance. Mr. Thompson was employed by Kimberly-Clark from June 1984 through May 1995 in a variety of financial positions.

John W. Rumely, Jr. has served as our General Counsel and Secretary since January 2000. From March 1998 through December 1999, he served as Associate General Counsel. From May 1989 through

February 1998, Mr. Rumely was Assistant General Counsel of Alumax Inc., an international integrated producer of aluminum products that was subsequently acquired by Alcoa Inc.

Paul C. Roberts has served as our Vice President—Strategic Planning and Implementation since August 2006. Mr. Roberts served as our Chief Financial Officer and Treasurer from August 1995 to July 2006. From June 1995 through August 1995, he served as Chief Financial Officer—Specialty Products Sector of Kimberly-Clark. From January 1995 through May 1995, he was Director—Corporate Strategic Analysis of Kimberly-Clark, and from 1988 through 1994, Mr. Roberts was Director—Operations Analysis and Control, Pulp and Paper Sector of Kimberly-Clark.

Wayne L. Grunewald has served as our Controller since August 1995. From July 1995 through August 1995, Mr. Grunewald served as Controller—Specialty Products Sector of Kimberly-Clark. From December 1989 through June 1995, he was Controller—U.S. Pulp and Newsprint, a business unit of Kimberly-Clark.

Item 1A.                Risk Factors

Factors That May Affect Future Results

Many factors outside of our control could impact future financial results. While not an exhaustive list, the following important factors could cause our actual results for 2007 and beyond to differ materially from those expressed in any forward-looking statements we have made, or that have been made on our behalf.

International Business Risks

In addition to our U.S. operations, we have manufacturing facilities in France, the Philippines, Indonesia, Brazil and Canada, and we have a new joint venture mill under construction in China. Principally through our French, Philippine, Indonesian and Brazilian subsidiaries, we market and sell products in over 90 countries, many of which are third-world markets which are subject to international business risks, including unsettled political and economic conditions; expropriation; import and export tariffs, regulatory controls and restrictions; monetary exchange controls; inflationary economies; changes in currency value; changes in business and income tax regulations and risks related to restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries.

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

We utilize forward and swap contracts and, to a lesser extent, option contracts to selectively hedge our exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with well-known money center banks, insurance companies or government agencies, collectively known as counterparties. Usually, these contracts extend for no more than 12 months. We believe that the foreign currency risks that would not be hedged were the counterparties to fail to fulfill their obligations under the contracts are minimal in view of the financial strength of the counterparties. Management of foreign currency transactional exposures was not changed during 2006, and we do not expect any significant change in such exposures or in the strategies we use to manage such exposures in the near future. As of December 31, 2006, a 10 percent unfavorable change in the exchange rate of our functional currencies and those of our subsidiaries against the prevailing market rates of non-local currencies involving our transactional exposures would have resulted in a net pre-tax loss of approximately $2 million. These hypothetical gains or losses on foreign currency contracts and transactional exposures are defined as the difference between the contract rates and the hypothetical exchange rates. While we believe the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates would be material to our results of operations, we reduce this risk by selectively hedging our exposure when it is practical and economical to do so.

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

Interest Rate Risk—We hold a combination of variable- and fixed-rate debt consisting of short- and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable rate long-term debt when it is practical and economical to do so. We utilize various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. We utilize variable-to-fixed interest rate swap agreements, typically with contractual terms no longer than 24 months. Our strategy to manage exposure to interest rate changes did not change during 2006, and we do not expect any significant changes in our exposure to interest rate changes or in how such exposure is managed in the near future. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in fair market value of fixed-rate debt due to differences between current market interest rates and the rates governing these instruments. With respect to our fixed-rate debt outstanding at December 31, 2006, a 10 percent change in interest rates would not result in a material change in the fair market value of such debt and with respect to our variable-rate debt outstanding at December 31, 2006, a 10 percent change in interest rates would result in a $0.4 million impact to our future annual pre-tax earnings.

Commodity Price Risk—We are subject to commodity price risks, the most significant of which relates to the price of wood pulp, which is our largest single component of raw material cost. The per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. We consumed 105,000, 109,000 and 105,000 metric tons of wood pulp in 2006, 2005 and 2004, respectively. During the period from January 2004 through December 2006, the U.S. list price of northern bleached softwood kraft pulp, or NBSK, a representative pulp grade that we use, ranged from a low of $580 per metric ton in January 2004 to a high of $770 per metric ton in September through December 2006. We normally maintain approximately 30 to 60 days of inventories to support our operations. As a result, there is a lag in the impact of changes in the per ton list price of wood pulp on our cost of products sold. Selling prices of our paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, we have been able to increase our selling prices in response to increased per ton wood pulp costs and have generally reduced our selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact our earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. We have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10 percent change in per ton wood pulp prices would impact our future annual pre-tax earnings by approximately $6 million, assuming no compensating change in our selling prices. We believe that, while our exposure to commodity price risk is material to our results of operations, our customers understand such risk and over time changes in the price of wood pulp are typically reflected in selling prices.

Energy Supply and Cost Volatility

The papermaking processes use significant amounts of energy, primarily electricity, natural gas and fuel oil to run the paper machines and other equipment used in the manufacture of pulp and paper. In France and in the United States, availability of energy is generally not expected to be an issue, although prices can fluctuate significantly based on variations in demand. In Brazil, where that country’s production of electricity is heavily reliant upon hydroelectric plants, availability of electricity has been affected in the past by weather and rain variations. Our Brazilian business currently has a sufficient supply of energy to continue its current level of operation.

Like many other manufacturing businesses, we experienced significant increases in energy costs in 2005 and 2006. With little ability to reduce our per unit consumption of energy, our per unit cost to make product increased significantly. Due to the competitive pricing in the markets for most of our products, we have been unable to fully pass through these higher energy costs to our customers. With respect to our purchased energy price risk, a hypothetical 10 percent change in per unit prices would impact our future annual pre-tax earnings by approximately $8 million, assuming no compensating change in our selling prices.

Periodically, when we believe it is appropriate to do so, we enter into agreements to procure a portion of our energy for future periods in order to reduce the uncertainty of future energy costs. However, in recent years this has only marginally slowed the increase in energy costs due to the volatile changes in energy prices we have experienced.

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

Seasonality

Sales of our products are not subject to seasonal fluctuations, except in the United States and Brazil. In the United States, customer shutdowns typically occur in July and December and typically have resulted in reduced net sales and operating profit during those 2 months. Additionally, the U.S. mills shut down equipment to perform additional maintenance during these months, resulting in higher product costs and reduced operating profit. In Brazil, customer orders are typically lower in December due to a holiday season during much of January and February.

Environmental Matters

We are subject to federal, state, local and foreign environmental protection laws and regulations with respect to the environmental impact of air, water and other emissions from our mills as well as the disposal of solid waste generated by our operations. We believe we are operating in compliance with, or are taking action aimed at ensuring compliance with, such laws and regulations. While we have incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with these laws and regulations, such costs are not expected to materially affect our business or results of operations. However, there can be no assurance that a material adverse effect on our financial statements will not occur at some future time as a result of environmental matters. Additional information concerning environmental matters is disclosed in Note 8 of the Notes to the Consolidated Financial Statements and in Part I, Item 3 “Legal Proceedings—Environmental Matters.”

Legal Proceedings

Information concerning legal proceedings is disclosed in Note 8 of the Notes to the Consolidated Financial Statements and in Part I, Item 3 “Legal Proceedings.” In addition, we are involved in legal actions and claims arising in the ordinary course of business. Litigation is subject to many uncertainties and, while it is not possible to predict the outcome of the litigation pending against us, management believes that such actions and claims will be resolved without a material adverse effect on our financial statements.

Reliance on Significant Customers

Most of our customers are manufacturers of tobacco products located in more than 90 countries around the world. Two such customers have accounted for a significant portion of our net sales in each of the last several years, and the loss of 1 or both such customers, or a significant reduction in 1 or both of these customers’ purchases, could have a material adverse effect on our results of operations. During periods of excess supply in our industry, a significant loss of business is an increased risk. Our largest customer, Philip Morris, is reportedly considering a restructuring, which would effectively separate its domestic and international cigarette businesses. Additionally, on December 20, 2006, we provided a notice of non-renewal of the SSA with Philip Morris USA and while we intend to negotiate a new supply arrangement with Philip Morris USA, the outcome of any such discussions is not presently known. Either or both of these actions could result in a change in Philip Morris’ raw material sourcing strategies. Additional information regarding the SSA with Philip Morris USA is included in “Markets and Customers” in Part I, Item 1 and in Note 10 of the Notes to the Consolidated Financial Statements.

Tobacco Products and Governmental Actions

In recent years, governmental entities around the world, particularly in the United States and western Europe, have taken or have proposed actions that may have the effect of reducing consumption of tobacco products. Reports and speculation with respect to the possible harmful physical effects of cigarette smoking and use of tobacco products have been publicized for many years and, together with actions to restrict or prohibit advertising and promotion of cigarettes or other tobacco products, to limit smoking in public places and to increase taxes on such products, are intended to discourage the consumption of cigarettes and other such products. Domestic and western European cigarette consumption has declined, in part due to these actions, which, in turn, decreases demand for our products. In addition, litigation is pending against the major manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms and for alleged violations of antitrust laws. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation may have on the tobacco industry, our financial liquidity or relationships with our suppliers.

Also in recent years, certain governmental entities, particularly in North America, have considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked. During 2005, Canada implemented a requirement for lower cigarette ignition propensity properties for all cigarettes manufactured or imported into Canada on or after October 1, 2005. To date, 6 U.S. states have passed such regulations with varying effective dates as follows: New York (June 2004), Vermont (May 2006), California (January 2007), New Hampshire (October 2007), Illinois (January 2008) and Massachusetts (January 2008). These 6 U.S. states with lower ignition propensity legislation are estimated to comprise approximately 15 percent of U.S. cigarette consumption and, with Canada, are estimated to comprise approximately 23 percent of combined U.S. and Canadian cigarette consumption. Legislation could also be enacted in Australia which would reportedly require compliance in 2008. Cigarette papers for LIP cigarettes sell for a higher price than the conventional cigarette papers they replace and are expected to continue to contribute positively to our operating results as momentum continues to build for these products.

In each of the years 2004 through 2006, approximately 90 percent of our net sales were from products used by the tobacco industry in the making and packaging of cigarettes or other tobacco products. We are unable to predict the effects that the above-described legal and governmental actions might have on our results of operations and financial condition.

Restructuring Activities

We began restructuring activities in 2006 in France and the United States that have become part of an overall effort to improve an imbalance between demand for our products and our paper production capacity as well as improve our profitability and the quality of our products. Restructuring of our existing operations involves issues that are complex, time-consuming and expensive and could significantly disrupt our business.

The challenges involved in executing these restructuring plans include:

•       demonstrating to customers that the restructuring activities will not result in adverse changes in service standards or business focus;

•       consolidating administrative infrastructure and manufacturing operations and maintaining adequate controls throughout the restructuring;

•       preserving distribution, sales and other important relationships and resolving potential conflicts that may arise;

•       minimizing the diversion of management attention from ongoing business activities;

•       maintaining employee morale and retaining key employees while implementing restructuring programs;

•       coordinating and combining operations, which may be subject to additional constraints imposed by collective bargaining agreements and local law and regulations; and

•       achieving the anticipated levels of cost savings and efficiency as a result of the restructuring.

Item 1B.               Unresolved Staff Comments

None

Item 2.                        Properties

As of December 31, 2006, we operated 11 production facilities (which include 4 fiber pulping operations) on 4 continents. We operate these mills in 3 business segments based on the geographic locations of the manufacturing operations: the United States, France (which includes the Philippine and Indonesian operations acquired in June 2005 and February 2004, respectively), and Brazil.

We have approximately 186,000 metric tons of annual paper production capacity and approximately 80,000 metric tons of annual reconstituted tobacco products production capacity, dependent upon the production mix. We also operate flax fiber processing operations in France and Canada. We own each of these facilities and the associated operating equipment except for a flax tow storage facility in Winkler, Manitoba, which is leased.

During 2006, we sold approximately 162,000 metric tons of paper products and 56,000 metric tons of reconstituted tobacco products, representing approximately 85 percent and 70 percent, respectively, of the above-indicated capacities. As a result of reduced demand for tobacco-related papers in western Europe due to excise tax increases on cigarettes and lower cigarette consumption and the impact of increased paper production capacity added by competitors in western Europe in 2003 and 2004, we experienced increased paper machine down time in France during 2006. In addition, we have more capacity than is currently being fully utilized for long-fiber products and for RTL in France.

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

At our U.S. segment’s Lee Mills facility, we operate a machine that is owned by Kimberly-Clark. Ownership of the machine was retained by Kimberly-Clark in our 1995 spin-off and is operated solely for the purpose of producing a proprietary product used as an in-process material by Kimberly-Clark. Under the contract for its continued operation, we essentially invoice Kimberly-Clark the actual costs of operating the machine, including allocations of indirect and fixed overhead costs. While the current term of the contract was scheduled to expire in December 2009, Kimberly-Clark gave notice of early termination on January 27, 2006, which under the contract began an 18 month termination period for the contract. This termination notice was modified in October 2006 extending the termination date to not earlier than December 31, 2007.

In July 2005, we announced execution of an agreement to form a joint venture to produce tobacco-related papers in China. The joint venture is building a new mill, with 2 paper machines to produce cigarette paper and porous plug wrap in partnership with CNTC, which is the principal operating company under China’s State Tobacco Monopoly Administration. CNTC and SM-China each own 50 percent of the joint venture.

We are accounting for this joint venture under the equity method of accounting. The new mill in China will have an annual paper production capacity of approximately 18,000 metric tons and is located in Jiangmen, in the Guangdong province. Project spending, including capital expenditures and working capital requirements, is expected to total approximately $100 million. PdM is providing technical support and project management. Construction of the new mill continues to progress. Current activity includes construction, equipment procurement and establishment of administrative functions. The project is advancing smoothly and on schedule, with mill operations currently expected to commence as planned in the first half of 2008.

The following are locations of our principal production facilities, all of which are owned as of December 31, 2006:

French Segment

Production Locations	Products
Papeteries de Mauduit Mill	Cigarette Paper, Plug Wrap Paper and Long-Fiber Specialties
Quimperlé, France
Papeteries de Malaucène Mill	Tipping and Specialty Papers
Malaucène, France
Papeteries de Saint-Girons Mill	Cigarette Paper, Plug Wrap Paper, Base Tipping and Specialty
Saint-Girons, France	Papers and Flax Pulp
LTR Industries Mill	Reconstituted Tobacco Leaf, Flax Fiber Processing
Spay, France
PDM Philippines Industries	Cigarette Paper, Tipping Paper and Plug Wrap Paper
San Pedro, Philippines
P.T. PDM Indonesia	Cigarette Paper and Plug Wrap Paper
Medan, Indonesia

U. S. Segment

Production Locations	Products
Lee Mills (4 mill sites)	Base Tipping and Specialty Papers, Plug Wrap Paper
Lee, Massachusetts	and Straw Wrap Paper
Spotswood Mill	Cigarette Paper and Straw Wrap Paper
Spotswood, New Jersey
Ancram Mill	Reconstituted Tobacco Wrapper and Binder
Ancram, New York	and Porous Plug Wrap Paper
Fiber Operations	Flax Fiber Processing
Manitoba, Canada

Brazilian Segment

Production Location	Products
Pirahy Mill	Cigarette Paper, Plug Wrap Paper, Base Tipping, Specialty
Piraí, Brazil	and Coated Papers

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

The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. One of the 2 assessments related in part to tax periods that predated our acquisition of Pirahy and is covered in part by an indemnification from the sellers of Pirahy, or Assessment 1 (case number 2001.001.115144-5). The second assessment pertains exclusively to periods that SWM-B owned the Pirahy mill, or Assessment 2 (case number 2001.001.064544-6). While SWM-B is primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owner under the indemnification.

SWM-B has contested the Assessment based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers used in the production of books, newspapers and periodicals, or immune papers, and the raw material inputs used to produce immune papers.

The State of Rio de Janeiro tax authorities, based on appeals of the Assessment, reduced the original amount of Assessment 1 by approximately $1.6 million and denied our appeal of Assessment 2. Presently, Assessment 1 and Assessment 2 are on appeal in separate proceedings pending before the Superior Tribunal of Justice of Brazil.

SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, since the final resolution involves presentation of the matter to the Supreme Court of Brazil, it is not likely to be finally resolved for several years. Based on the foreign currency exchange rate at December 31, 2006, the Assessment totaled approximately $19.7 million as of December 31, 2006, of which approximately $9.2 million is covered by the above-discussed indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

In February 2004, SWM-B filed suit against the State of Rio de Janeiro in the 11th Court of Public sitting in Rio de Janeiro, case number 2004.001.022063-6, to recover ICMS credits previously reversed in 2000 following receipt of the Assessment. After the Assessment was filed against us, SWM-B changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of having received favorable lower court rulings to the Assessment, SWM-B petitioned the court for permission to offset overpaid ICMS taxes against current tax liabilities. The amount of the claim totals approximately $1.8 million, based on the foreign currency exchange rate at December 31, 2006. In August 2006, SWM-B filed an interlocutory appeal, which has not yet been ruled upon. As of December 31, 2006, no asset has been recorded for this potential recovery.

Imposto sobre Produtos Industrializados, or IPI, a form of federal value-added tax in Brazil. Schweitzer-Mauduit do Brasil v. Federal Union, Federal Regional Tribunal sitting in Rio de Janeiro, case number 2004.51.04.000502-4 (March 5, 2004).

SWM-B instituted action in March 2004 to recover credits on past and future purchases of raw materials that are exempt from IPI taxes or that carry an IPI tax rate of zero. The recovery would be in the form of presumed credits that could be applied to offset other IPI tax liabilities. The action for recovery is based on the principle in Brazilian law of non-cumulative taxes. We received a favorable ruling on most of the merits of our claim. The case is presently on appeal before the Federal Tribunal. The potential recovery of IPI credits, depending upon several contested factors, could be in the range of $10 million to $20 million, which amounts we consider a gain contingency and have not recorded in our consolidated financial statements. The final resolution of this matter may entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years.

Indemnification Matters

In connection with our spin-off from Kimberly-Clark in 1995, we undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to us that were not identified as excluded liabilities in the related agreements. As of December 31, 2006, there are no claims pending under this indemnification that we deem to be material.

Environmental Matters

Our operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of our operations exposes us to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. While we have incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental laws and regulations, we believe that our future cost of compliance with environmental laws, regulations and ordinances, and our exposure to liability for environmental claims and our obligation to participate in the remediation and monitoring of certain hazardous waste disposal sites, will not have a material adverse effect on our financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by us (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on our financial condition or results of operations.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada. For these purposes, we incurred total capital expenditures of $1.2 million in 2006, and are expected to incur approximately $2 million in each of 2007 and 2008, of which no material amount is the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

Not applicable. There were no matters submitted to a vote of our security holders during the fourth quarter of 2006.

PART II.

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since November 30, 1995, our common stock, $0.10 par value, or Common Stock, has been listed on the New York Stock Exchange, trading under the symbol “SWM.”  On February 28, 2007, our stock closed at $23.86 per share.

The table below presents the high and low sales prices of our Common Stock on the New York Stock Exchange—Composite Transactions reporting system during the periods indicated.

	High	Low
2007
First Quarter (through February 28, 2007)	$27.33	$23.38

	High	Low
2006
Fourth Quarter	$27.50	$18.75
Third Quarter	$23.40	$16.56
Second Quarter	$26.14	$21.59
First Quarter	$27.73	$23.40

	High	Low
2005
Fourth Quarter	$25.93	$21.58
Third Quarter	$32.45	$20.80
Second Quarter	$33.60	$27.70
First Quarter	$35.18	$31.08

Performance Graph

The following graph compares the total cumulative stockholder return on our Common Stock during the period from December 31, 2001 through December 31, 2006, with the comparable cumulative total returns of the Dow Jones Wilshire 5000 Index and a self-constructed peer group, or Peer Group, which reflects, but is not exactly comparable to, the Dow Jones Paper Products Index. The graph assumes that the value of the investments in the Common Stock and each index were $100 on December 31, 2001 and that all dividends were reinvested. The Peer Group is comprised of the following companies:

•       Bowater Incorporated

•       Domtar, Inc.

•       International Paper Company

•       P.H. Glatfelter Company

•       Wausau-Mosinee Paper Corporation

The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Holders

As of February 28, 2007, there were 3,653 stockholders of record.

Dividends

We have declared and paid cash dividends of $0.15 per share of our Common Stock every fiscal quarter since the second quarter of 1996. We currently expect to continue this level of quarterly dividend. We have Credit Agreement covenants that require us to maintain certain financial ratios, as disclosed in Note 4 of the Notes to the Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends, and we do not currently anticipate any change in business conditions of a nature that would cause future restrictions on dividend payments as a result of our need to maintain these financial ratios.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2006, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in the first column)
Equity Compensation Plans approved by stockholders:
Equity Participation Plan (1)	1,027,392	$25.59	—
Total approved by stockholders			—
Equity Compensation Plans not approved by stockholders:
Outside Directors Stock Plan (2)	N/A	N/A	86,490
Restricted Stock Plan (3)	N/A	N/A	845,697
Total not approved by stockholders			932,187
Grand Total	N/A	N/A	932,187

N/A—Not applicable.

(1)          The Equity Participation Plan is described in Note 7 of the Notes to the Consolidated Financial Statements appearing in Part II, Item 8 herein.

(2)          The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to our outside Directors for payment of their retainer fees quarterly in advance. Directors retainer fees in 2006 were $9,250 quarterly, which are payable in our Common Stock. The number of shares issued each quarter is determined based on the then fair market value of the shares, which is determined in accordance with the plan as the average of the high and low price of our Common Stock on the last business day preceding the date of issuance. Certain Directors have elected to defer receipt of quarterly retainer fees under the terms of our Deferred Compensation Plan for Non-Employee Directors, resulting in an accumulation of stock unit credits. The Director has the option, upon retirement or earlier termination from the Board of Directors, to have these stock unit credits distributed in the form of our Common Stock or in the form of cash. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as Common Stock, although declared dividends create additional stock unit credits. As of December 31, 2006, deferred retainer fees have resulted in 22,491 accumulated stock unit credits, excluding credited dividends (24,414 accumulated stock unit credits including credited dividends).

(3)          The Restricted Stock Plan is described in Note 7 of the Notes to the Consolidated Financial Statements appearing in Part II, Item 8 herein. Shares awarded under the terms of this plan are both subject to forfeiture and cannot be sold or otherwise transferred until fully vested or such restrictions are otherwise lifted. Such shares are deemed by us to be issued and outstanding and are subject to all other financial interests, including our declared dividends. As of December 31, 2006, 80,303 shares issued under this plan remained restricted.

Recent Sales of Unregistered Securities

We have had no unregistered sales of equity securities during the fiscal year ended December 31, 2006.

Repurchases of Equity Securities

We did not repurchase any shares of our Common Stock during 2006. The following table indicates the amount of shares of our Common Stock we have repurchased during 2006 and the remaining amount of share repurchases currently authorized by our Board of Directors as of December 31, 2006:

			Total Number of		Maximum Amount
	Total Number	Average	Shares Repurchased		Of Shares that May
	Of Shares	Price Paid	As Part of Publicly		Yet be Repurchased
	Repurchased	Per Share	Announced Programs		Under the Program
			(# shares)	($ in millions)	($ in millions)
First Quarter	—	$—	—	$—
Second Quarter	—	—	—	—
Third Quarter	—	—	—	—
October	—	—	—	—
November	—	—	—	—
December	—	—	—	—
Fourth Quarter	—	—	—	—
Full Year 2006	—	$—	—	$—	$20.0 *

*                    On December 7, 2006, our Board of Directors authorized the repurchase of shares of our Common Stock during the period January 1, 2007 to December 31, 2008 in an amount not to exceed $20.0 million.

Corporate 10b5-1 plans have been used by us so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. Future Common Stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Item 6.                        Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following selected financial data for 2004 through 2006 was prepared using the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K. All dollar amounts are in millions except per share amounts, statistical data and ratios.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Results of Operations
Net Sales	$655.2	$669.8	$657.5	$566.9	$501.4
Cost of products sold	571.1	572.5	535.4	458.0	396.1
Gross Profit	84.1	97.3	122.1	108.9	105.3
Nonmanufacturing expenses	57.7	58.0	64.4	55.0	49.1
Restructuring expense(1)	21.1	—	—	—	—
Operating Profit(1)	5.3	39.3	57.7	53.9	56.2
Net Income (Loss)(1)	(0.8)	19.4	36.4	34.5	33.0
Net Income (Loss) Per Share:
Basic(1)	$(0.05)	$1.28	$2.45	$2.34	$2.22
Diluted(1)	$(0.05)	$1.26	$2.36	$2.28	$2.17
Cash Dividends Declared and Paid Per Share	$0.60	$0.60	$0.60	$0.60	$0.60
Percent of Net Sales
Cost of products sold	87.2%	85.5%	81.4%	80.8%	79.0%
Gross Profit	12.8	14.5	18.6	19.2	21.0
Nonmanufacturing expenses	8.8	8.7	9.8	9.7	9.8
Operating Profit(1)	0.8	5.9	8.8	9.5	11.2
Net Income (Loss)(1)	(0.1)%	2.9%	5.5%	6.1%	6.6%
Financial Position
Capital Spending(2)	$9.6	$18.8	$46.7	$92.0	$30.3
Depreciation and amortization	43.4	39.5	36.5	30.7	26.6
Cash Provided By Operations	51.8	38.1	56.7	65.6	63.2
Net operating working capital	74.4	94.3	73.4	50.2	51.0
Total Assets	696.6	690.8	717.1	635.9	495.0
Total Debt	97.3	113.7	113.9	96.9	47.3
Stockholders’ Equity	$304.0	$292.9	$292.6	$250.2	$201.3
Common Stock Prices
High	$27.73	$35.18	$35.87	$30.55	$29.85
Low	16.56	20.80	27.70	20.96	19.95
Year-end	$26.05	$24.78	$33.95	$29.78	$24.50
Financial Ratios
Current ratio	1.4:1.0	1.4:1.0	1.1:1.0	1.1:1.0	1.5:1.0
Total debt to capital ratio	23.3%	27.0%	27.1%	27.2%	18.1%
Net income (loss) return on equity(1)	(0.3)%	6.6%	13.4%	15.3%	17.2%
Operating profit return on assets(1)	0.8%	5.6%	8.5%	9.5%	11.3%
Number of Employees	3,541	3,695	3,744	3,357	3,337
Average Common Shares Outstanding (in thousands)
Basic	15,393.5	15,150.1	14,842.0	14,738.3	14,853.5
Diluted	15,393.5	15,450.4	15,422.3	15,138.3	15,242.6

Footnotes to Selected Financial Data

(1)             2006 operating profit included a $21.1 million pre-tax restructuring charge related to our U.S. and French businesses. This restructuring charge reduced net income by $13.6 million or $0.88 per share.

(2)             Capital spending for 2004, 2003 and 2002 included $7.2 million, $63.0 million and $8.9 million, respectively, for the new RTL production line at our mill in Spay, France.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is a discussion of our results of operations and current financial condition. This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and the selected financial data included in Item 6. The discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and our future prospects. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled “Factors That May Affect Future Results,” in Part I, Item 1A of this Form 10-K.

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

We manufacture and sell paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products, which comprised approximately 90 percent of our net sales for each of the years 2004 through 2006, include Cigarette Papers; RTL for use as filler in cigarettes; reconstituted tobacco wrappers and binders for cigars; and paper products used in cigarette packaging.

Commercial and industrial products include lightweight printing and writing papers, coated papers for packaging and labeling applications, business forms, battery separator paper, drinking straw wrap, filter papers and other specialized papers primarily for the North American, western European and Brazilian markets.

We maintain an Internet Web site address at www.schweitzer-mauduit.com. The Web site provides additional background information including further information on our history, products and locations.

Chief Executive Officer’s Summary

2006 Financial Results

Our net sales totaled $655.2 million, a 2.2 percent reduction compared to 2005. The decline was related to changes in sales volumes which decreased net sales by $34.2 million, primarily due to lower sales volumes in France.

Compared to 2005, total sales volumes decreased by 4.8 percent. Sales volumes decreased by 6.6 percent for the French businesses and declined by 9.9 percent in the U.S. business unit, reflecting primarily the décor papers exit and a reduction in fill-business. Brazilian business unit sales volumes increased by 8.9 percent due to increased commercial and industrial as well as tobacco-related paper sales, in part reflecting our strategy to shift production of certain grades from the United States to Brazil.

Operating profit was $5.3 million, a $34.0 million decrease from 2005. Excluding $21.1 million in restructuring charges, operating profit declined by $12.9 million, or 32.8 percent. Reductions in mill operating schedules due to decreased production volumes, as a result of lower sales volumes and downtime taken to reduce finished product inventories carried over from 2005, caused lower absorption of mill fixed costs and negatively impacted operating profit by $18.3 million. Inflationary cost increases decreased profitability by $18.1 million primarily due to higher energy and wood pulp expenses.

The 2006 income tax benefit of $4.2 million resulted from reduced income impacted by restructuring expenses, changes in the geographic mix of taxable earnings of our businesses and the favorable tax impact of our foreign holding company structure. Minority interest decreased by $1.7 million because of reduced profitability at LTRI.

The net loss was $0.8 million compared to net income of $19.4 million in 2005. Diluted loss per share was $0.05 compared to diluted earnings per share of $1.26 in 2005.

Following our disappointing financial results in 2006, we expect to make progress during 2007 in mitigating the continuing impact of inflationary cost increases and reduced production schedules that have decreased our earnings over the last 2 years. We intend to do this through improved worldwide mill operations, the benefits in France and the United States from previously announced restructuring activities and the continued growth and cost improvement in producing cigarette paper for LIP cigarettes as well as RTL products.

Strategic Initiatives

We are now implementing a plan to become a low cost and the highest quality cigarette and long-fiber paper manufacturer in western Europe. This plan includes:

•       A workforce and papermaking restructuring at our largest French paper operation, Papeteries de Mauduit (PdM), to lower operating costs. The unions, Work’s Council and management concluded negotiations, reaching agreement on terms and conditions of a workforce reduction of 209 employees and the shutdown of 2 cigarette paper machines during 2007.

•       Capital investments of $23 million in state-of-the-art automated equipment and removal of higher cost production equipment. Specifically, we are rebuilding 1 of 2 large cigarette paper machines and installing robotized, high-speed converting units at PdM.

The capital investments will be completed in the fourth quarter of 2007, and the workforce reduction is expected to be accomplished in 2 phases in 2007 and 2008.

Also announced during the year was a decision to cease production and sale of décor papers made at our mill in Lee, Massachusetts. With this decision the operation of 1 paper machine was terminated and a plan was developed to restructure the operation of the mill, including the implementation of a team-based work system.

In 2006, restructuring expenses in France related to negotiated future cash severance payments and accelerated depreciation of fixed assets totaled $15.8 million. Restructuring expenses in the United States totaled $5.3 million, primarily related to accelerated depreciation of fixed assets and employee severance costs.

2007 Opportunities and Challenges

A number of current projects were undertaken to reduce costs or increase sales and earnings:

•       We are confident in our strategies for restructuring our French and U.S. operations to better balance capacity with available demand and reduce costs. We are expecting modest improved earnings from the restructuring activities in 2007 and substantial improvements in 2008 and beyond.

•       Sales growth is planned for cigarette paper used in the production of LIP cigarettes. In 2006, LIP cigarettes accounted for about 13 percent of cigarettes sold in North America. By mid-year 2008, cigarette paper sales for LIP cigarettes are expected to grow to approximately 23 percent of North American cigarette paper sales volume.

•       Sales growth is planned in reconstituted tobacco products, with increased volume in RTL during 2007 and 2008 and an improved operating schedule in 2007 versus 2006.

•       Additional specific cost reduction activities are planned across all business units. The benefits are expected to further offset the continuing unfavorable impacts of lower production volumes and inflationary cost increases that were experienced during 2005 and 2006.

•       In the fourth quarter of 2007, we will start-up a rebuilt paper machine in Brazil that will manufacture world class quality and low cost base tipping paper. This project is expected to contribute to increased sales and earnings in 2008.

•       The construction of our joint venture with the China State Tobacco Monopoly Administration, a 2-machine mill in Jiangmen, China to manufacture cigarette paper and long-fiber tobacco papers, is on schedule to start-up in the first half of 2008.

Several initiatives are being pursued to expand our manufacturing presence in Asia. Discussions are progressing toward an agreement to form a joint venture in China to manufacture RTL for cigarettes.

Recent Developments

Philip Morris Supply Agreement

On December 20, 2006, we provided a notice of non-renewal of the SSA with Philip Morris USA, and while we intend to negotiate a new supply arrangement with Philip Morris USA, the outcome of any such discussions is not presently known. Additional information regarding the SSA with Philip Morris USA is included in “Markets and Customers” in Part I, Item 1 and in Note 10 of the Notes to the Consolidated Financial Statements.

Operational Changes—France and United States

We initiated restructuring activities during 2006 which are expected to improve our competitiveness and profitability as well as address an imbalance between sales demand for our products and our paper production capacity in France and the United States.

The following table summarizes the associated cash and non-cash pretax restructuring expense totaling $21.1 million for 2006 (dollars in millions):

	France	U.S.	Total
Cash Expense
Severance and other employee related costs	$13.9	$0.5	$14.4
Other	0.9	0.1	1.0
Total cash expense	14.8	0.6	15.4
Non-cash Expense
Accelerated depreciation	1.0	4.2	5.2
Other	—	0.5	0.5
Total non-cash expense	1.0	4.7	5.7
Total Restructuring Expense	$15.8	$5.3	$21.1

At the Lee Mills facility in Massachusetts, restructuring activities were initiated in 2006 that have become part of an overall effort to sustain profitable operations at this location. Actions at the Lee Mills were prompted in part by a notification from Kimberly-Clark Corporation to terminate an agreement for the operation of a paper machine at this site. While the current term of the contract was scheduled to expire in December 2009, Kimberly-Clark gave notice of early termination on January 27, 2006, which under the contract began an 18 month termination period for the contract. This termination notice was modified in October 2006 and extended the termination period to not earlier than December 31, 2007. While certain of the costs associated with operation of this machine that are currently invoiced to Kimberly-Clark can be eliminated, we may be unable to eliminate a portion of the approximately $2 million of annual indirect and fixed overhead costs that are currently absorbed by that operation when the Kimberly-Clark contract expires. As a result of the Kimberly-Clark notice, as well as changes in tobacco-related paper customer sales volume forecasts and lack of profitability for certain commercial and industrial paper grades produced at the Lee Mills, we decided in February 2006 to transfer production volume from 1 porous plug wrap paper machine to another under-utilized Lee Mills porous plug wrap paper machine and to commence accelerated depreciation on the affected equipment. Additionally, the salaried and hourly Lee Mills workforces were reorganized to be more efficient and cost effective, which resulted in the loss of approximately 25 jobs. Additionally, during May 2006, we announced a decision to cease the production and sale of décor papers made at the Lee Mills. As a result of this decision, we ceased operation of a paper machine in July, which resulted in accelerated depreciation and other restructuring expense. This cessation resulted in the loss of approximately 15 jobs in total at the Lee Mills and at our U.S. headquarters in Alpharetta, Georgia. As a result of these decisions, we recorded $5.3 million of restructuring expense in the United States in 2006.

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

On September 19, 2006, we announced plans to invest approximately $23 million to improve the cost and quality competitiveness in our paper operations at PdM, as well as initiation of negotiations with the unions and the Work’s Council to consider restructuring operations at that facility, including employee layoffs and the shutdown of production equipment. On October 18, 2006, the first meeting among PdM management, unions and the Work’s Council occurred. At this meeting, further detail information was provided regarding the costs, timing and benefits of the strategy to become a low cost and the highest quality cigarette and long-fiber paper manufacturer in western Europe. The elements of this strategy at

PdM include i) improvement of cigarette paper manufacturing by investing in more automated capabilities while removing older, higher cost production equipment; ii) reduction in general mill operating costs; iii) development of an improved commercial policy intended to grow market share; iv) renewed efforts to further develop the long-fiber paper business using PdM’s existing papermaking capacity; and v) the restructuring of work practices to enhance the productivity and organizational effectiveness of PdM’s human resources.

On December 19, 2006, the unions, Work’s Council and management of PdM concluded negotiations and successfully reached an agreement regarding the terms and conditions of the workforce reductions associated with the planned restructuring at the site in Quimperlè, France. The terms of the severance agreement and other related costs are expected to result in cash expenditures of approximately $23 to $25 million through 2008. The actual amount of severance expenses will be dependent upon the final number of individuals within each of the 3 possible categories for employee severance that include early retirement, other voluntary means and involuntary layoffs.

In the final agreement, workforce levels will be reduced by 209 employees in 2 essentially equal phases during each of 2007 and 2008. The first phase is associated with reduced machine operating schedules and other organizational changes. The second phase reflects expected employment reductions following capital investments. The PdM restructuring plan is expected to result in the shutdown of 2 cigarette paper machines during 2007. Overall PdM restructuring expenses are now projected to be in the range of $26 to $28 million for 2006 through 2008, including the above cash costs and approximately $3 million for non-cash accelerated depreciation of fixed assets. We recognized $15.8 million in restructuring expense in France during 2006. The remainder of the total projected restructuring expenses will be recognized during 2007 and 2008. Financing of the approximately $46 to $48 million total cash capital investment and severance and related expenses is expected to be fully funded through internally generated funds and our existing bank credit facility. Severance cash payments are expected to total approximately $12 million during 2007. No severance payments were made in 2006.

A PdM severance liability of $10.1 million was recorded in the third quarter of 2006 for the minimum severance liability mandated by French law in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits—An Amendment of FASB Statements No. 5 and 15.” We expect to recognize an additional severance obligation above the French minimum of $10.1 million as a result of the union agreement reached on December 19, 2006. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” $3.5 million of amortization for this additional severance obligation was recorded in the fourth quarter. The additional severance obligation will continue to be accrued and amortized to restructuring expense ratably over the affected employees’ remaining service periods. The remainder of this additional severance obligation will be recorded during 2007 and 2008. The amount of these severance obligations could change depending on the mix of employees that leave through early retirement or other voluntary terminations versus involuntary separation.

We continue to evaluate how to operate our worldwide production facilities more effectively. Analyses are ongoing and we have not committed to any actions beyond those identified above. However, additional restructuring actions may be taken based on the outcome of these analyses which could increase the amounts of restructuring expense already expected to be recorded in 2007 and 2008.

Lower Ignition Propensity Cigarettes

Certain governmental entities, particularly in North America, have considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked. To date, 6 U.S. states and Canada have passed such regulations. Additional information regarding lower ignition legislation is included in “Tobacco Products and Government Actions” in Part I, Item 1A, “Risk Factors.”

China Joint Venture

In July 2005, we announced execution of an agreement to form a joint venture to produce tobacco-related papers in China. Project spending, including capital expenditures and working capital requirements, is expected to total approximately $100 million. PdM is providing technical support and project management. The project is advancing smoothly and on schedule, with mill operations currently expected to commence as planned in the first half of 2008. We made our initial equity injections in the joint venture of $2.9 million during 2006, and we expect to make additional equity investments of approximately $12 million and $2 million in 2007 and 2008, respectively. Additional information regarding the China joint venture is included in Part I, Item 2, “Properties.”

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

Industry Trends

Consistent with recent historical trends, worldwide cigarette consumption is expected to increase at a rate of approximately 1/2 to 1 percent per year. The anticipated decline in the production of cigarettes in developed countries is expected to be more than offset by increased cigarette production in developing countries that currently represent approximately 70 percent of worldwide cigarette production. Population demographics and expected increases in disposable income will support the increased consumption of cigarettes in developing countries. In addition, the litigation environment is different in most foreign countries compared with the United States, having less of an impact on the pricing of cigarettes, which, in turn, affects cigarette consumption. Cigarette production in the United States is expected to continue to decline as a result of reduced cigarette exports and a decline in domestic cigarette consumption caused by increased cigarette prices, health concerns and public perceptions, including restrictions on where smoking is allowed. As well, cigarette consumption has been declining in western Europe following recent tax increases on cigarette sales and smoking restrictions.

The cigarette paper market in western Europe has become more competitive, with pressure on both sales volumes and selling prices, caused by reduced cigarette consumption in several large European markets and new cigarette paper manufacturing capacity that was added in western Europe in mid-2004.

In developing countries, there is a trend toward consumption of more sophisticated cigarettes, which utilize higher quality tobacco-related papers, such as those we produce, and RTL. This trend toward more sophisticated cigarettes reflects increased governmental regulations concerning tar delivery levels and increased competition from multinational cigarette manufacturers.

Based on these trends, we expect worldwide demand for tobacco-related papers and RTL products to continue to increase, with a shift from developed countries to developing countries. As a result, we are increasing some of our production capacity in developing countries such as Brazil, the Philippines and Indonesia, and we have entered into a joint venture in China.

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

•       income tax expense and accruals

•       pension benefits expense and accruals

•       litigation contingencies

•       property, plant and equipment valuation

Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for both the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.

We record and maintain income tax valuation allowances as necessary to reduce deferred tax assets to an amount which is estimated more likely than not to be realizable in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” We have available net operating loss carryforwards, excess foreign tax credit carryforwards, alternative minimum tax credit carryforwards and other various tax credits in the jurisdictions in which we operate, for which we have recorded deferred tax assets totaling $43.1 million as of December 31, 2006. Certain of these potential future benefits are not expected to be utilized in a manner beneficial to our financial results prior to their expiration. As a result, as of December 31, 2006, we have $5.8 million of valuation allowances against certain of the deferred tax assets, as follows (dollars in millions):

	Total	Valuation	Net
	Asset	Allowance	Asset
Net operating loss carryforwards	$34.5	$(3.0)	$31.5
Foreign tax credit carryforwards	3.0	(1.4)	1.6
Federal research and U.S. states tax credit carryforwards	2.7	(1.4)	1.3
Federal AMT credit carryforwards	2.9	—	2.9
	$43.1	$(5.8)	$37.3

Under current tax laws governing jurisdictions in which we have net operating loss carryforwards, or NOLs, remaining NOLs in France and Brazil carry forward indefinitely, NOLs in the Philippines expire 3 years subsequent to the year generated and NOLs in Spain expire 10 years subsequent to the year generated. We expect sufficient future taxable income in France and Brazil to fully utilize the respective French and Brazilian NOLs, which carry forward indefinitely and for which no valuation allowances have been recorded as of December 31, 2006. We also expect sufficient future taxable income in the Philippines to fully utilize the Philippine NOLs, which carry forward for 3 years and for which no valuation allowances have been recorded as of December 31, 2006. The remaining NOLs at December 31, 2006 in Spain will fully expire in 2016 if not utilized against taxable income in Spain. Valuation allowances related to NOLs in Spain totaled $3.0 million as of December 31, 2006, fully reserving the related deferred tax asset in Spain, since we believe that it is reasonably likely that we will not generate taxable income in Spain prior to the expiration of these NOLs, as SM-Spain only functions as the primary foreign investment holding company for us.

We receive credits in our U.S. federal income tax return for income taxes paid in foreign jurisdictions. Income from foreign sources, including dividend income paid from foreign subsidiaries, is included in taxable income of the U.S. parent. In some cases, the amount of credits realized in the tax return is more or less than the tax owed on the foreign source income. When the amount of credits exceeds the amount of taxes owed on that foreign source income, foreign tax credit carryforwards are generated. When the credits are less than the tax owed, unexpired credit carryforwards from prior years can be utilized in certain circumstances. These circumstances are dependent upon both foreign source and domestic taxable income. Due to the recent low level of the U.S. business unit’s profitability, we have implemented certain income tax elections to accelerate taxable income or to delay deductions in order to maintain positive domestic taxable income or to minimize a domestic taxable loss (e.g., our election to capitalize research costs in the year incurred for U.S. income tax purposes and amortize over a 10 year life, as opposed to taking the income tax deduction in the year incurred). However, many such actions cannot be repeated in future years and certain of those elections may make it more difficult to have positive domestic taxable income in future periods. The profitability of our U.S. business operations must continue to improve to provide us an opportunity to utilize foreign tax credit carryforwards in the future in a manner that will be beneficial to our financial results. However, the American Jobs Creation Act of 2004 increased the carryforward period of foreign tax credits from 5 to 10 years. Based on this extension of the carryforward period, together with the current and forecasted profitability of our U.S. business operations and the requirements of the foreign source income and credit calculations, we currently believe that we will partially utilize the foreign tax credit carryforwards in an earnings beneficial manner prior to their expiration and, therefore, we have partially reserved these deferred tax assets as of December 31, 2006 with $1.4 million of valuation allowances, reducing the net deferred tax asset to an amount that we estimate we will be able to realize. We regularly update our estimates of domestic taxable income in order to evaluate whether the facts and circumstances have changed such that we must change our valuation allowances on these deferred tax assets.

Likewise, our carryforwards of federal research credits and U.S. state tax credits require applicable taxable income in the respective tax returns in order to be utilized prior to their expirations. We expect that we will be able to fully utilize our federal research credits, which have a 20 year carryforward period, prior to their expiration. However, we do not currently expect sufficient future taxable income in our U.S. state income tax returns to be able to utilize all of our state tax credits prior to their expiration, primarily in New York and New Jersey, where the carryforward periods are 15 and 7 years, respectively, and credit utilization is limited to 50 percent of the income tax liability. As a result, we have $1.4 million of valuation allowances reducing our deferred tax assets to amounts that we estimate we will be able to realize. We regularly update these estimates in order to evaluate whether the facts and circumstances have changed such that we must change our valuation allowances on these deferred tax assets.

Under current U.S. tax law, federal alternative minimum tax, or AMT, credit carryforwards have no expiration. We believe that profitability will improve in our U.S. operations in future years. Since the federal AMT credit carryforwards have no expiration, we believe it is more likely than not that we will be able to realize the full benefit of these credits in future years, and thus we do not believe any valuation allowance against these deferred tax assets is appropriate as of December 31, 2006.

In summary, of our valuation allowances at December 31, 2006, $3.0 million relates to NOLs in Spain, $1.4 million relates to foreign tax credit carryforwards for purposes of U.S. federal income taxes and $1.4 million relates to U.S. state credits. We do not expect to generate taxable income in Spain prior to expiration of NOLs in that jurisdiction. The $1.4 million related to foreign tax credits and the $1.4 million related to state tax credits are dependent upon taxable income in the United States. We do anticipate increased profitability in the United States in the future, but not in sufficient enough amounts to fully realize these deferred tax assets in a beneficial manner prior to the expiration of the underlying credits. It is possible that our estimates of future profitability in the United States could change from our current estimates based on business results or actions taken by us which effect taxable income. While we do not currently believe it is likely that a material change will occur, it is possible that changes in these factors, changes in the level of foreign source income or a change in the likelihood of foreign tax credit utilization in an earnings beneficial manner, could result in an adjustment of our valuation allowances in future periods. Due to the number of uncertain factors and the complexities of the calculations, it is not possible to reasonably estimate what future impact could occur.

While we believe it is more likely than not that we will be able to realize the $37.3 million of estimated net deferred income tax benefits, it is possible that the facts and circumstances on which our estimates and judgments are based could change, which could result in additional income tax expense in the future to increase the associated valuation allowances. However, we continue to evaluate possible methods to favorably utilize those assets that are reserved and, therefore, it is also possible that changes in the facts and circumstances on which our estimates and judgments are based could benefit us in the future by some of the $5.8 million of deferred tax assets reserved as of December 31, 2006.

For additional information regarding income taxes and valuation allowances, see Note 5 of the Notes to the Consolidated Financial Statements.

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

In July 2005, the decision was made and communicated to all affected U.S. salaried employees that benefits related to our defined benefit pension plan in the United States would be frozen as of December 31, 2005. This action was expected to reduce our annual pension expense and pension fund contribution requirements. The plan was not terminated and benefits accrued as of December 31, 2005 will continue to be paid in accordance with the plan terms. Allowable employee contributions and the employer matching percentage for the defined contribution, or 401(k), plan were modified to partially offset the resulting employee pension benefit reduction.

The 2005 action included suspending the defined benefit pension plan so U.S. salaried employees do not earn additional benefits for future service (years or earnings) beginning January 1, 2006. This suspension of additional benefits for future service qualified this action for curtailment under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”. This action necessitated a remeasurement of our accumulated benefit obligation under our U.S. pension plan and resulted in a curtailment gain in the third quarter of 2005 of $0.8 million ($0.5 million after tax). As part of the remeasurement, we decreased the discount rate assumption from 5.75 percent to 5.25 percent to reflect changes in market interest rates. Turnover and retirement assumptions were modified to reflect a demographic assumption study. Additionally, the mortality table assumption was also reviewed and updated to a more current mortality table. Annual rate of return and wage rate increase assumptions remained consistent with those previously disclosed.

In May 2006, we implemented the terms of our last and final offer following an impasse in negotiations with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union on a collective bargaining agreement for the Lee Mills that had been extended since its original expiration date of July 31, 2005. Pursuant to the terms of the offer that we unilaterally implemented, all affected hourly employees at the Lee Mills were notified that the further accrual of benefits under their defined benefit pension plan would be frozen as of July 17, 2006. This termination of the accrual of additional benefits for future service qualified this action for curtailment under SFAS No. 88. Consequently, hourly employees at the Lee Mills do not earn any additional benefits for future service (years or earnings) under the defined benefit plan beginning July 17, 2006. This action is expected to reduce our future annual pension expense and pension fund contribution requirements. The plan was not terminated, and benefits accrued as of July 17, 2006 will continue to be paid in accordance with the plan terms. Allowable employee contributions and the employer matching percentage for the defined contribution, or 401(k), plan for the Lee Mills hourly employees were modified to partially offset the resulting employee pension benefit reduction.

The Lee Mills action necessitated a remeasurement of our accumulated benefit obligation under the U.S. pension plan and resulted in a curtailment gain of $0.1 million during the second quarter of 2006. As part of this remeasurement, we increased the discount rate assumption from 5.75 percent to 6.50 percent to reflect changes in market interest rates. Other actuarial assumptions (primarily asset returns, wage rate increases, plan population, retirement assumptions, mortality table and cash balance crediting rate) remained consistent with those previously disclosed.

In accordance with SFAS No. 88, we calculated our curtailment gains by first remeasuring our plan assets and projected benefit obligation, or PBO, as of the date of each of the curtailments, excluding the effects of the curtailments, but including the effects of the changes in assumptions. We then remeasured the plan assets and PBO using the effects of the curtailment. This enabled the effects of the curtailments on the respective PBO to be isolated, without affecting the measurement for any change in the actuarial assumptions since the prior measurement date.

Our U.S. employee pension plans accounted for approximately 80 percent of our total pension plan assets and total accumulated benefit obligations, as of December 31, 2006.

The table below shows the assumptions that we used and will use to calculate U.S. pension expense for the years shown:

	2007	2006		2005		2004
Discount rate	6.00%	6.50	%(1)	5.25	%(2)	6.00%
Expected long-term rate of return on plan assets	9.00	9.00		9.00		9.00
Rate of compensation increase	3.50%	3.50%		3.50%		3.50%

(1)          For the period of June 1, 2006 to December 31, 2006, the discount rate was increased to 6.50 percent from 5.75 percent.

(2)          For the period of July 1, 2005 to December 31, 2005, the discount rate was decreased to 5.25 percent from 5.75 percent.

The discount rates used for our determination of projected benefit obligations and accumulated benefit obligations for our U.S. employee pension plans fluctuate from year to year based on current market interest rates for high-quality fixed-income investments. We also evaluate the expected average duration of our pension obligations in determining our discount rate. The discount rate assumption is determined based on the internal rate of return for a portfolio of high quality bonds with maturities that are consistent with projected future plan cash flows. A change in the discount rate assumption of 0.25 percent would change our estimated 2007 U.S. pension expense by approximately $0.3 million.

The assumed long-term rate of return on plan assets is determined by evaluating historical and projected returns for benchmark equity and fixed income market indices as well as the projected investment mix of our pension assets.

Actual rates of return (loss) earned on U.S. pension plan assets, net of expense, for each of the last 9 years, the period of time we have managed our pension assets were:

Year	Return
2006	10.4%
2005	6.4%
2004	11.7%
2003	18.3%
2002	(8.0)%
2001	(4.9)%
2000	(1.9)%
1999	14.4%
1998	20.4%

We utilized a Monte Carlo simulation analysis on the target U.S. pension asset investment mix to determine our expected return on plan assets for 2005, 2006 and 2007. For 2007, we will maintain the expected rate of return on plan assets at 9.0 percent, the same as for 2006. The current asset allocation policy of our U.S. employee pension plan targets an allocation of 60 percent in equity securities, 20 percent in fixed income securities and 20 percent in other investments. A change in the long-term rate of return on plan assets assumption of 0.25 percent would change the estimated 2007 U.S. pension expense by approximately $0.2 million.

The rate of annual compensation increase is directly related to negotiated union contracts for our U.S. hourly employees. U.S. salaried employees and Lee Mills’ hourly employees do not earn additional benefits for future service beginning January 1, 2006 and July 17, 2006, respectively.

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

As of December 31, 2006, we adopted the provisions of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132R,” which required us to recognize the unfunded status of our postretirement plans, measured as the difference between the PBO and plan assets at fair value, in our consolidated balance sheet as of December 31, 2006.

For additional information regarding pension plan assets, benefit obligations and accounting assumptions, see Note 6 of the Notes to the Consolidated Financial Statements.

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

Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, a form of value-added tax in Brazil, was assessed to SWM-B in December of 2000 by the tax authorities of the State of Rio de Janeiro for unpaid ICMS taxes from January 1995 through November 2000. The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune.

SWM-B has contested the Assessment based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers used in the production of books, newspapers and periodicals, or immune papers, and the raw material inputs used to produce immune papers. Presently the Assessment is on appeal before the Superior Tribunal of Justice of Brazil.

SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, since the final resolution involves presentation of the matter to the Supreme Court of Brazil, it is not likely to be finally resolved for several years. Based on the foreign currency exchange rate at December 31, 2006, the Assessment totaled approximately $19.7 million as of December 31, 2006, of which approximately $9.2 million is covered by an indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

Imposto sobre Produtos Industrializados, or IPI, a form of federal value-added tax in Brazil.

SWM-B instituted action in March 2004 to recover credits on past and future purchases of raw materials that are exempt from IPI taxes or that carry an IPI tax rate of zero. The recovery would be in the form of presumed credits that could be applied to offset other IPI tax liabilities. The action for recovery is based on the principle in Brazilian law of non-cumulative taxes. We received a favorable ruling on most of the merits of our claim. The case is presently on appeal before the Federal Tribunal. The potential recovery of IPI credits, depending upon several contested factors, could be in the range of $10 million to $20 million, which amounts we consider a gain contingency and have not recorded in our consolidated financial statements. The final resolution of this matter may entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years.

For further information please see “Litigation” in Part I, Item 3, “Legal Proceedings.”

Property, Plant and Equipment Valuation

Paper manufacturing, which is our primary manufacturing process, is a capital intensive process. As a result, we make substantial investments in property, plant and equipment which are recorded at cost. Net property, plant and equipment comprised 60 percent of our total assets as of December 31, 2006. The cost of depreciable property, plant and equipment is depreciated on the straight-line method for financial reporting purposes over the depreciable lives of the assets. Depreciable lives are based on estimates of the useful lives of the assets, that is the period over which we expect to benefit from the use of the asset. Paper machines and related equipment are not readily obsoleted and are generally depreciated over estimated useful lives of 20 years. We periodically assess the likelihood of recovering the cost of long-lived assets based on our expectation of future profitability and undiscounted cash flow of the related operations. These factors, along with management’s plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Facts and circumstances upon which management’s estimates and plans are based could change, thus the possibility exists of a material adjustment to our financial statements in the future.

As a result of excess capacity in the tobacco-related papers industry and increased operating costs experienced in the last 2 to 3 years, particularly related to purchased energy, competitive levels of selling prices for certain of our products are not sufficient to cover those costs with a margin that we consider reasonable. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation of certain equipment. We initiated restructuring activities during 2006 which are expected to improve our competitiveness and profitability as well as an imbalance between sales demand and paper production capacity in the United States and France. At the Lee Mills facility, we initiated restructuring activities to reduce paper machine operations, which resulted in $4.2 million in accelerated depreciation in 2006. We also began restructuring activities at our PdM mill in Quimperlé, France. We plan to incur capital expenditures of approximately $23 million to improve the cost competitiveness in our paper operations and quality of our products manufactured at PdM, along with the shutdown of certain older equipment resulting in 2006 accelerated depreciation of $1.0 million.

Management continues to evaluate how to operate our production facilities more effectively with reduced tobacco-related papers volumes. Further restructuring actions are possible that might require write-offs or accelerated depreciation of some equipment, particularly in France or the United States.

In the United States, banded cigarette paper production assets at the Spotswood Mill are generally depreciated over estimated useful lives of 10 years. Certain of these assets remain underutilized and likely would otherwise be shut down except that we have a contractual commitment to stand ready to produce commercial quantities of that product for our customer. Partially offsetting the net book value of these assets is unamortized deferred revenue which is being amortized to revenue as product is being purchased by that customer. Further, certain of the infrastructure improvements and other assets installed to be able to produce commercial quantities of banded cigarette paper would still be used by a scaled down operation even if we stopped manufacture of that product. As of December 31, 2006, the net book value of Spotswood Mill property, plant and equipment was $79 million, of which $15 million related to 10 year life banded cigarette paper specific assets and $10 million related to 3 paper machines capable of producing banded cigarette paper, but not currently in operation. As of December 31, 2006, unamortized deferred revenue was $30.1 million.

Recent Accounting Pronouncements

For a discussion regarding recent accounting pronouncements, see “Recent Accounting Pronouncements” included in Note 2 of the Notes to the Consolidated Financial Statements.

Results of Operations

	For the Years Ended December 31,
	2006	2005	2004
	(dollars in millions, except per share amounts)
Net Sales	$655.2	$669.8	$657.5
Cost of products sold	571.1	572.5	535.4
Gross Profit	84.1	97.3	122.1
Selling expense	22.7	24.4	27.1
Research expense	7.3	9.0	9.3
General expense	27.7	24.6	28.0
Total nonmanufacturing expenses	57.7	58.0	64.4
Restructuring expense	21.1	—	—
Operating Profit	5.3	39.3	57.7
Interest expense	5.5	6.2	3.7
Other income (expense), net	(0.5)	2.5	1.5
Income (Loss) Before Income Taxes, Minority Interest and Loss from Equity Affiliates	(0.7)	35.6	55.5
Provision (benefit) for income taxes	(4.2)	10.4	12.1
Minority interest in earnings of subsidiaries	4.1	5.8	7.0
Loss from equity affiliates	0.2	—	—
Net Income (Loss)	$(0.8)	$19.4	$36.4
Net Income (Loss) Per Share:
Basic	$(0.05)	$1.28	$2.45
Diluted	$(0.05)	$1.26	$2.36

Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

Net Sales

	2006	2005	Percent Change	Consolidated Sales Volume Change
	(dollars in millions)
France	$385.0	$416.0	(7.5)%	(6.6)%
United States	221.8	215.2	3.1	(9.9)
Brazil	67.3	60.2	11.8	8.9
Subtotal	674.1	691.4
Intersegment	(18.9)	(21.6)
Total	$655.2	$669.8	(2.2)%	(4.8)%

We reported net sales of $655.2 million in 2006 compared with $669.8 million in 2005. The decrease of $14.6 million, or 2.2 percent, consisted of the following (dollars in millions):

	Amount	Percent
Changes in sales volumes (existing business)	$(38.4)	(5.7)%
Changes in sales volumes (acquisition)	4.2	0.6
Changes in selling price and product mix	15.6	2.3
Changes in currency exchange rates	4.0	0.6
Total	$(14.6)	(2.2)%

•       Unit sales volumes decreased by 4.8 percent compared with 2005, having the effect of a decrease on net sales of $34.2 million, or 5.1 percent, including sales of the acquired Philippine tobacco-related paper manufacturing assets for the first half of 2006.

•        Sales volumes in the United States decreased by 9.9 percent, primarily due to decreased commercial and industrial paper sales, reflecting the décor papers exit and a reduction of fill-in business, as well as lower tobacco-related paper sales.

•        Sales volumes of the French segment, including sales volumes of the Philippine business, decreased by 6.6 percent reflecting lower sales of both tobacco-related paper and RTL products.

•        Brazil experienced increased sales volumes of 8.9 percent due to increased commercial and industrial as well as tobacco-related paper sales, in part reflecting our strategy to shift production of certain grades from the United States to Brazil.

•       Higher average selling prices had a favorable $15.6 million, or 2.3 percent, impact on the net sales comparison, primarily resulting from an improved sales mix that benefited from increased sales of cigarette paper for LIP cigarettes.

•       Changes in currency exchange rates favorably impacted the net sales comparison by $4.0 million. The euro was 3.8 percent stronger against the U.S. dollar, and the real was 11.0 percent stronger against the U.S. dollar.

Sales of tobacco-related products accounted for approximately 90 percent of net sales in both 2006 and 2005.

French segment 2006 net sales of $385.0 million declined $31.0 million, or 7.5 percent, from $416.0 million in 2005. The decline was a result of the decline in RTL and tobacco-related paper sales volumes, partially offset by higher average selling prices and favorable currency impacts.

The U.S. segment net sales of $221.8 million represented an increase of $6.6 million, or 3.1 percent, compared with $215.2 million in 2005. The increase in net sales of the U.S. segment primarily resulted from an improved sales mix that included increased sales of cigarette paper for LIP cigarettes, partially offset by lower sales volumes for commercial and industrial paper sales. The commercial and industrial paper sales decline resulted from the décor papers exit announced earlier in 2006 as well as a decrease of fill-in business which followed consolidation of paper production on fewer machines.

The Brazilian segment realized an increase in net sales of $7.1 million or 11.8 percent to $67.3 million from $60.2 million in 2005. The Brazilian segment’s net sales increase was primarily due to increased sales volumes of commercial and industrial papers as well as tobacco-related papers and the stronger Brazilian real, partially offset by lower average selling prices.

Operating Expenses

				Percent	Percent of Net Sales
	2006	2005	Change	Change	2006	2005
	(dollars in millions)
Net Sales	$655.2	$669.8	$(14.6)	(2.2)%
Cost of products sold	571.1	572.5	(1.4)	(0.2)	87.2%	85.5%
Gross Profit	$84.1	$97.3	$(13.2)	(13.6)%	12.8%	14.5%

Gross profit was $84.1 million in 2006, a decline of $13.2 million, or 13.6 percent, versus $97.3 million in 2005. The gross profit margin was 12.8 percent in 2006, declining from 14.5 percent in 2005. Gross profit was unfavorably impacted by unabsorbed fixed costs as a result of lower production volumes and inflationary cost increases.

Reductions in mill operating schedules and decreased production volumes, primarily to control inventory levels in the United States and France, caused lower absorption of fixed mill costs and negatively impacted operating results by $18.3 million in 2006. Inflationary cost increases unfavorably impacted operating results by $18.1 million during 2006 due to higher purchased energy, wood pulp expenses and labor rates. The rate of year-over-year energy cost increases slowed during the fourth quarter of 2006, especially for electricity rates in the United States.

During 2006, purchased energy costs increased by $11.1 million compared with 2005, with higher electricity, natural gas and fuel oil costs experienced in all business units. Changes in per ton wood pulp prices increased operating expenses by $4.1 million in 2006 compared with 2005. The average per ton list price of NBSK in the United States was $725 and $650 per metric ton during 2006 and 2005, respectively.  Higher labor rates increased manufacturing expenses by $2.5 million during 2006.

These unfavorable factors were partially offset by an improved mix of products sold, primarily in the United States due to higher sales of cigarette papers for LIP cigarettes, and improved mill operations. Operational improvements were achieved in each of our business units through increased productivity, reduced waste, energy-related conservation and co-generation projects and other cost reduction efforts.

Nonmanufacturing Expenses

				Percent	Percent of Net Sales
	2006	2005	Change	Change	2006	2005
	(dollars in millions)
Selling expense	$22.7	$24.4	$(1.7)	(7.0)%	3.5%	3.6%
Research expense	7.3	9.0	(1.7)	(18.9)	1.1	1.4
General expense	27.7	24.6	3.1	12.6	4.2	3.7
Nonmanufacturing expenses	$57.7	$58.0	$(0.3)	(0.5)%	8.8%	8.7%

Nonmanufacturing expenses decreased by $0.3 million, or 0.5 percent, to $57.7 million from $58.0 million in 2005, with lower selling and research expenses largely offset by higher general expense. Nonmanufacturing expenses were 8.8 percent and 8.7 percent of net sales in 2006 and 2005. The reduction in research expense was primarily due to fewer new product mill trials in 2006. General expense was $3.1 million higher compared with 2005 primarily as a result of increased employee compensation costs and costs associated with the implementation of our joint venture in China.

Restructuring Expense

We initiated restructuring activities during 2006 which are expected to improve our competitiveness and profitability as well as address an imbalance between sales demand for our products and our paper production capacity in France and the United States. Total restructuring expense of $21.1 million was recorded in 2006, including $5.7 million for accelerated depreciation and other non-cash expenses and $15.4 million for severance and other cash costs.

Operating Profit

			Percent	Return on Net Sales
	2006	2005	Change	2006	2005
	(dollars in millions)
France	$8.1	$44.6	(81.8)%	2.1%	10.7%
United States	5.2	(0.7)	N.M.	2.3	(0.3)
Brazil	(0.7)	0.6	N.M.	(1.0)	1.0
Subtotal	12.6	44.5	(71.7)
Unallocated expenses	(7.3)	(5.2)	(40.4)
Total	$5.3	$39.3	(86.5)%	0.8%	5.9%

N.M.                    Not Meaningful

Operating profit was $5.3 million in 2006, a decline of $34.0 million, or 86.5 percent, from $39.3 million in 2005. Operating profit as a percentage of net sales was 0.8 percent compared with 5.9 percent in 2005. Restructuring expense reduced operating profit by $21.1 million during 2006. Reductions in mill operating schedules in France and the United States, due to decreased production volumes, caused lower absorption of mill fixed costs and negatively impacted operating profit by $18.3 million. Inflationary cost increases decreased profitability by $18.1 million due to higher purchased energy and wood pulp expenses as well as increased labor rates. Lower sales volumes decreased operating profit by $3.7 million versus 2005. Partially offsetting these negative factors were better mill operations in all business units and higher average selling prices, particularly in the U.S. segment as a result of increased sales of cigarette papers for LIP cigarettes.

The French segment’s operating profit was $8.1 million in 2006, a decline of $36.5 million, or 81.8 percent, from the $44.6 million realized in 2005. The decrease was primarily due to:

•       Restructuring expense of $15.8 million.

•       Unabsorbed fixed costs of $15.7 million as a result of lower production volumes.

•       Inflationary cost increases of $11.8 million.

These factors were partially offset by:

•       Improved mill operations.

•       Lower nonmanufacturing expenses, as a result of lower research and selling expenses.

•       Positive effects of currency exchange rate changes related to the stronger euro versus the U.S. dollar.

The U.S. segment’s operating profit was $5.2 million for 2006, a $5.9 million improvement from the prior-year operating loss of $0.7 million. This improvement was primarily related to:

•       Higher average selling prices, resulting primarily from an improved sales mix that included increased sales of cigarette papers for LIP cigarettes.

•       Significant improvement in mill operations, primarily from cost reduction activities combined with improved machine efficiencies.

•       The absence of the impact of exiting the cigarette paper booklets business in the United States in 2005.

These improvements were partially offset by:

•       $5.3 million of restructuring expense, primarily in the form of accelerated depreciation.

•       Inflationary cost increases of $4.7 million, including higher purchased energy, wood pulp and labor expenses.

•       Unabsorbed fixed costs of $2.3 million as a result of lower production volumes.

Brazil’s operating loss was $0.7 million during 2006, a decline of $1.3 million from an operating profit of $0.6 million in 2005. The decrease was related to:

•       Unfavorable currency impacts of $3.2 million caused by the strengthening of the Brazilian real versus the U.S. dollar.

•       Inflationary cost increases of $1.6 million primarily related to increased wood pulp and purchased energy expenses.

•       Lower average selling prices.

These unfavorable items were partially offset by:

•       Improved mill operations.

•       Higher sales and production volumes.

Non-Operating Expenses

Interest expense decreased to $5.5 million in 2006 from $6.2 million in 2005. The effect of lower average debt levels in 2006 was mostly offset by higher average interest rates. Total debt declined by $16.4 million during 2006. Total debt has been managed to a lower level in anticipation of future cash requirements. The weighted average effective interest rates on our 5-year revolving debt facilities were approximately 5.6 and 3.7 percent for 2006 and 2005, respectively.

Other income (expense), net in both 2006 and 2005 included interest income and foreign currency transaction gains and losses. Other expense of $0.5 million in 2006 was unfavorable compared with other income of $2.5 million in 2005. This difference was primarily due to $1.3 million of foreign currency transaction losses in 2006 compared with foreign currency transaction gains of $1.0 million in 2005. In addition, 2005 benefited from a favorable business tax case settlement in Brazil and a gain on a sale of property in Indonesia.

Income Taxes

The 2006 income tax benefit of $4.2 million resulted from the reduced income impacted by restructuring expenses, changes in the geographic mix of taxable earnings of our businesses and the favorable tax impact of our foreign holding company structure.

Minority Interest

Minority interest declined to $4.1 million in 2006 from $5.8 million in 2005. This $1.7 million, or 29.3 percent, decrease reflected lower earnings of LTRI, a French subsidiary, which produces RTL products and has a 28 percent minority owner.

Loss from Equity Affiliates

The loss from equity affiliates was $0.2 million during 2006 and represents our 50 percent share of the pre-operating expenses associated with our recently formed joint venture in China.

Net Income (Loss) and Earnings (Loss) Per Share

Net loss for 2006 was $0.8 million, a decline of $20.2 million from net income of $19.4 million in 2005. Diluted net loss per share decreased to $0.05 from diluted net income per share of $1.26 in 2005. The decline in both net income and diluted net income per share was caused by the lower operating profit, including restructuring expense, and the change from other income to other expense, partially offset by the more favorable income tax benefit and lower minority interest.

Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

Net Sales

	2005	2004	Percent Change	Sales Volume Change
	(dollars in millions)
France	$416.0	$427.0	(2.6)%	(2.4)%
United States	215.2	196.5	9.5	3.4
Brazil	60.2	50.2	19.9	11.6
Subtotal	691.4	673.7
Intersegment	(21.6)	(16.2)
Total	$669.8	$657.5	1.9%	0.9%

We reported net sales of $669.8 million in 2005 compared with $657.5 million in 2004. The increase of $12.3 million, or 1.9 percent, consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$7.4	1.1%
Changes in sales volumes (acquisition)	5.9	0.9
Changes in selling price and product mix	2.3	0.4
Changes in sales volumes (existing business)	(3.3)	(0.5)
Total	$12.3	1.9%

•       An increase of $7.4 million, or 1.1 percent, in net sales relating to changes in currency exchange rates. This was a direct result of a stronger Brazilian real and euro versus the U.S. dollar. The real was 21 percent stronger against the U.S. dollar, while the euro was on average 1 percent stronger versus the dollar.

•       Acquisition of the Philippine operation in June 2005 contributed $5.9 million, or 0.9 percent.

•       Higher average selling prices and improved product mix contributed $2.3 million. New products developed for the United States, including papers for LIP cigarettes, allowed for net sales growth due to product mix and pricing.

•       A decrease of $3.3 million, or 0.5 percent, relating to changes in sales volumes. Sales volumes were flat, excluding sales of the acquired Philippine tobacco-related paper manufacturing assets.

•        Brazil experienced increased sales volumes of 11.6 percent, attributable largely to increased sales of both tobacco-related and commercial and industrial papers.

•        Sales volumes in the United States increased by 3.4 percent, with improvement in most product categories.

•        Sales volumes of the French segment, excluding the Philippines, decreased 4.4 percent, primarily as a result of lower tobacco-related paper and RTL sales in France.

Sales of tobacco-related products accounted for approximately 90 percent of net sales for the years ended December 31, 2005 and 2004.

The U.S. segment realized increased net sales of $18.7 million, or 9.5 percent, compared with 2004. Net sales of the U.S. segment increased as a result of increased volumes and higher average selling prices, due to a more favorable mix of products sold and a partial recovery of inflationary cost increases. The U.S. business continued to produce and sell cigarette paper for LIP cigarettes. A law that implemented fire safety standards for cigarettes sold in the State of New York took effect in June 2004 and a similar law became effective in Canada in October 2005.

Brazil realized an increase in net sales of $10.0 million, or 19.9 percent, compared with 2004. The Brazilian segment’s sales increase was primarily due to increased sales volumes of tobacco-related and commercial and industrial papers and favorable currency exchange rate impacts.

French segment net sales declined $11.0 million, or 2.6 percent, from 2004 to 2005. The impact of the decrease in existing business sales volumes and lower average selling prices were partially offset by sales from the acquired Philippine tobacco-related paper manufacturing assets and favorable currency exchange rate impacts.

Operating Expenses

				Percent	Percent of Net Sales
	2005	2004	Change	Change	2005	2004
	(dollars in millions)
Net Sales	$669.8	$657.5	$12.3	1.9%
Cost of products sold	572.5	535.4	37.1	6.9	85.5%	81.4%
Gross Profit	$97.3	$122.1	$(24.8)	(20.3)%	14.5%	18.6%

The decline in our gross profit margin was largely related to increased purchased energy, purchased materials, wood pulp, employee benefits and labor expenses, with minimal compensating increases in selling prices. Inflationary cost increases unfavorably impacted operating expenses by $24.9 million during the year. Purchased energy costs increased $12.3 million compared with full year 2004, with higher costs experienced in all business units. Inflationary increases for purchased materials other than wood pulp had an unfavorable impact of $7.5 million, driven largely by increased chemical costs. Higher labor rates increased manufacturing expenses by $3.1 million. The U.S. list price of NBSK, a bell-weather pulp grade, increased from an average market list price of $640 per metric ton in 2004 to $650 per metric ton in 2005, a 2 percent increase. Year-over-year, higher per ton wood pulp costs had an unfavorable impact of $2.0 million. Inflationary cost increases were partially offset by improved mill operations and lower start-up expenses. Start-up costs totaling $0.8 million were incurred during 2005 related to the start-up of paper manufacturing equipment in Brazil and the United States, while pre-operating and start-up costs of $3.7 million were incurred related to rebuilt or new paper machines in the United States, Brazil and France in 2004.

Nonmanufacturing Expenses

				Percent	Percent of Net Sales
	2005	2004	Change	Change	2005	2004
	(dollars in millions)
Selling expense	$24.4	$27.1	$(2.7)	(10.0)%	3.6%	4.1%
Research expense	9.0	9.3	(0.3)	(3.2)	1.4	1.4
General expense	24.6	28.0	(3.4)	(12.1)	3.7	4.3
Nonmanufacturing expenses	$58.0	$64.4	$(6.4)	(9.9)%	8.7%	9.8%

Nonmanufacturing expenses were $6.4 million, or 9.9 percent, lower than in 2004, primarily due to decreases in general and selling expenses. Lower general expenses of $3.4 million included lower salaried employee compensation expenses. The $2.7 million decrease in selling expense was largely associated with lower sales volumes in France. Nonmanufacturing expenses in 2004 included $1.2 million of Paris, France office closure expenses.

Operating Profit

			Percent	Return on Net Sales
	2005	2004	Change	2005	2004
	(dollars in millions)
France	$44.6	$60.1	(25.8)%	10.7%	14.1%
United States	(0.7)	0.9	N.M.	(0.3)	0.5
Brazil	0.6	4.5	(86.7)	1.0	9.0
Subtotal	44.5	65.5
Unallocated expenses	(5.2)	(7.8)
Total	$39.3	$57.7	(31.9)%	5.9%	8.8%

N.M.                    Not Meaningful

Operating profit was $39.3 million for 2005, an $18.4 million, or 31.9 percent, decrease from $57.7 million in 2004. Operating profit in 2005 was unfavorably affected by the mix of products sold, unfavorable currency impacts of $3.6 million and increased purchased energy, wood pulp, purchased materials, employee benefits and labor expenses. Inflationary cost increases unfavorably impacted operating expenses by $24.9 million during 2005. These negative factors were partially offset by improved mill operations and $6.4 million of lower nonmanufacturing expenses. During 2004, $1.2 million of Paris, France office closure expenses were incurred in addition to $3.7 million of pre-operating and start-up costs related to rebuilt or new paper machines in the United States, Brazil and France. Start-up costs totaling $0.8 million were incurred during 2005 related to the start-up of paper manufacturing equipment in Brazil and the United States.

The French segment’s operating profit was $44.6 million in 2005, which was a decrease of $15.5 million, or 25.8 percent, from the $60.1 million realized in 2004. The decrease was primarily due to:

•       Inflationary cost increases accounting for $12.7 million, with increased purchased energy, purchased materials and labor expenses

•       Lower average selling prices, reflecting challenging market conditions.

•       Lower production and sales volumes, for both tobacco-related papers and RTL products.

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

•       Losses of $3.5 million associated with the cigarette paper booklets operation which was shut down in the fourth quarter of 2005.

These unfavorable items were partially offset by:

•       Higher average selling prices and an improved mix of products sold.

•       Reduced pre-operating and start-up costs that totaled $2.9 million in 2004 versus $0.4 million in 2005 related to the operation of a rebuilt cigarette paper machine at the Spotswood mill and a rebuilt tipping paper machine at the Lee mill.

•       Lower nonmanufacturing expenses.

Brazil’s operating profit decreased by $3.9 million, or 86.7 percent, from $4.5 million in 2004 to $0.6 million in 2005. This decrease was related to:

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

Other income (expense), net in both 2005 and 2004, included interest income and foreign currency transaction gains and losses. Other income of $2.5 million in 2005 was favorable compared with other income of $1.5 million in 2004. This difference was primarily a result of a favorable business tax case settlement in Brazil and a gain on the sale of property in Indonesia.

Income Taxes

Provision for income taxes reflected an effective income tax rate of 29.2 percent for 2005 compared with 21.8 percent for 2004. The comparison was impacted by adjustments in 2005 and 2004 to valuation allowances against deferred income tax assets. Additional 2005 income tax provision of $1.6 million resulted from the effects of a domestic loss in 2005 on foreign tax credit carryforwards, the benefit of which was not currently expected to be fully realized prior to expiration of the tax credits. In 2004, we made favorable adjustments to valuation allowances recorded against deferred income tax assets as a result of realization of foreign tax credit carryforwards utilized in our 2003 U.S. federal income tax return and changes in our expectations as to the realization of such assets in 2004 and beyond due to changes in estimates of our U.S. income tax situation and an increase in the carryforward period of foreign tax credits from 5 years to 10 years provided in the American Jobs Creation Act of 2004. Additionally, we recorded income tax benefits from a decrease in the French statutory corporate income tax rate enacted in 2004, which decreased from 35.3 percent for 2004 to 34.8 percent in 2005 and 34.3 percent in 2006 and beyond, that reduced the net deferred income tax liability, and from the recovery of prior-year taxes in France related to a favorable court ruling. The total of these items reduced the provision for income taxes, benefiting 2004 net income by $3.2 million.

Minority Interest

Minority interest decreased to $5.8 million from $7.0 million in 2004. This $1.2 million, or 17.1 percent, decrease was directly related to lower profitability at LTRI, a French subsidiary, which produces RTL products and has a 28 percent minority owner.

Net Income and Earnings Per Share

Net income for 2005 was $19.4 million, a 46.7 percent decrease compared with net income of $36.4 million in 2004. Diluted earnings per share decreased by 46.6 percent to $1.26 compared with diluted earnings per share of $2.36 for the prior year.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs and working capital.

Cash Requirements

At December 31, 2006, we had net operating working capital of $74.4 million and cash and cash equivalents of $13.7 million, compared with net operating working capital of $94.3 million and cash and cash equivalents of $5.1 million at December 31, 2005. Changes in these amounts include the impacts of changes in currency exchange rates which are not included in the changes in operating working capital presented on the consolidated statements of cash flow. The decrease in net operating working capital was primarily a result of decreased accounts receivable and lower inventories, partially offset by decreased accounts payable. Based upon our existing cash and operating working capital levels, expected operating cash flows and capital spending and availability of borrowings under our Credit Agreement and other credit facilities, we believe we have the necessary financial resources to satisfy our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities

	For the Years Ended December 31,
	2006	2005	2004
	(dollars in millions)
Net income (loss)	$(0.8)	$19.4	$36.4
Non-cash items included in net income
Depreciation and amortization	38.2	39.5	36.5
Restructuring accelerated depreciation	5.2	—	—
Amortization of deferred revenue	(5.9)	(7.4)	(5.7)
Deferred income tax provision (benefit)	(10.6)	1.9	2.1
Minority interest in earnings of subsidiaries	4.1	5.8	7.0
Other items	1.2	(6.5)	1.6
Net changes in operating working capital	20.4	(14.6)	(21.2)
Cash Provided by Operations	$51.8	$38.1	$56.7

Net cash provided by operations was $51.8 million, $38.1 million and $56.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our cash provided by operations increased $13.7 million during the year ended December 31, 2006 as compared with the year ended December 31, 2005. This increase was primarily due to a $35.0 million favorable comparison between the 2 years in net changes in operating working capital, partially offset by a $20.2 million decrease in net income. Depreciation and amortization, including $5.2 million of accelerated depreciation recorded in 2006, increased $3.9 million during the year ended December 31, 2006 as compared with the year ended December 31, 2005. Depreciation and amortization increased $3.0 million during the year ended December 31, 2005 as compared with the year ended December 31, 2004 due to capital expenditures and accelerated depreciation on cigarette paper booklet assets in the United States and paper machine assets in France.

Prior to 2004, our cash provided by operations included advanced payments from customers for future product purchases. We recorded these advance payments as deferred revenue, which is being amortized into net sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of product sales. At the current level of expected volumes, the deferred revenue balance is expected to be fully amortized by December 31, 2011.

Operating Working Capital

	For the Years Ended December 31,
	2006	2005	2004
	(dollars in millions)
Changes in operating working capital, excluding the effects of acquisition
Accounts receivable	$20.3	$(11.8)	$2.3
Inventories	11.9	(5.5)	(15.4)
Prepaid expenses	(0.6)	(4.0)	0.2
Accounts payable	(11.5)	(2.1)	(1.6)
Accrued expenses	0.9	3.4	(3.0)
Accrued income taxes	(0.6)	5.4	(3.7)
Net changes in operating working capital, excluding the effects of acquisition	$20.4	$(14.6)	$(21.2)

In 2006, changes in operating working capital contributed favorably to cash flow by $20.4 million due primarily to lower accounts receivable and inventories, partially offset by lower accounts payable. The decrease in operating working capital was due to a concerted effort by us to improve performance in this area. The decrease in accounts payable was primarily due to reduced purchasing activity, especially in France where mill production levels have decreased. During 2006 and 2005, we occasionally sold receivables without recourse to improve liquidity and shorten the collection cycle when it was economical to do so.

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

In 2004, changes in operating working capital contributed unfavorably to cash flow by $21.2 million due primarily to higher inventories and accrued expenses. Inventories were higher at year-end 2004 compared with 2003 due to increased raw material inventory levels and prices.

Cash Flows from Investing Activities

	For the Years Ended December 31,
	2006	2005	2004
	(dollars in millions)
Capital spending	$(9.6)	$(18.8)	$(46.7)
Capitalized software costs	(3.8)	(1.0)	(2.2)
Acquisitions, net of cash acquired	—	(11.9)	(8.4)
Investment in equity affiliates	(2.9)	—	—
Other	4.0	(5.0)	1.0
Cash Used for Investing	$(12.3)	$(36.7)	$(56.3)

Cash used for investing activities was lower in 2006 primarily due to the 2005 acquisition of the Philippines business for $11.9 million and a lower level of capital spending in 2006. Cash used for investing activities in 2006 included $3.8 million of capitalized software costs and $2.9 million of equity injections into our joint venture in China.

In March 2005, we authorized approximately $17 million for investment in an enterprise-wide information system to enable full integration of supply chain and manufacturing functions and processes in France. Capitalized software costs in 2006 included $3.6 million related to this capitalized software project. Spending for this capitalized software project is expected to total $5 to $7 million in 2007.

Cash used for investing activities in 2005 was below 2004 levels and reflected lower capital spending due to the completion of the new cigarette paper machine in Brazil, paper machine modifications in the United States and a new RTL production line in France that accounted for most of the higher capital spending in 2004. Our operations also require capital expenditures for improvements to existing facilities in order to continue to meet customer requirements. In 2005 and 2004, $11.9 million and $8.4 million were spent to acquire tobacco-related paper manufacturing assets in the Philippines and a tobacco-related paper manufacturer in Indonesia, respectively.

Capital Spending

The following table summarizes capital spending by major project and year (dollars in millions):

	For the Years Ended December 31,
	2006	2005	2004
RTL expansion project	$—	$—	$7.2
Cigarette paper manufacturing strategy	—	0.8	13.6
Subtotal	—	0.8	20.8
Other capital projects	9.6	18.0	25.9
Total capital spending	$9.6	$18.8	$46.7

RTL expansion project.   Spending for the new RTL production line at the Spay, France mill of LTRI, our 72 percent indirectly-owned French subsidiary, was completed in 2004.

Spending for the cigarette paper manufacturing strategy, which included rebuilt or new cigarette paper manufacturing equipment in both the United States and Brazil, was completed in 2005.

Other capital projects.   In 2006, no capital projects accumulated spending of $1.0 million or more. Other capital spending in 2005 and 2004 included the following projects with cumulative spending greater than $1 million:

2005

•       $1.5 million toward a second electrical perforator for cigarette paper in Saint-Girons, France.

2004

•       $4.1 million toward upgrades of processes and equipment at the Lee, Massachusetts mills in order to expand our commercial and industrial papers capabilities in our U.S. business unit.

•       $1.2 million toward a wastewater treatment facility upgrade project at the Ancram, New York mill.

•       $1.1 million toward a new French sales office located in Spay, France.

In September 2006, we announced plans for approximately $23 million of capital investments at the PdM facility in France as part of an overall restructuring plan intended to lower cost while also improving product quality. The capital investments address 3 areas including a rebuild of 1 of PdM’s 2 large cigarette paper machines and installation of both additional robotized, high-speed converting units and other related manufacturing support assets all intended to replace older, less efficient equipment. The paper machine rebuild and the additional robotization of converting are expected to substantially increase this production line’s papermaking capacity while improving converting productivity to an even greater extent. These investments are expected to be completed during the fourth quarter of 2007.

In Brazil, we have authorized approximately $9 million for a capital investment to rebuild and speed-up a paper machine which currently produces base tipping and commercial and industrial papers. The expanded capacity of this machine and improved product quality are expected to better meet market requirements in Latin America as well as support expected growth in sales demand outside of Brazil. Spending for this investment is expected to be completed during the fourth quarter of 2007.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada. For these purposes, we incurred total capital expenditures of $1.2 million in 2006, and expect to incur approximately $2 million in each of 2007 and 2008, of which no material amount was the result of environmental fines or settlements. Including expenditures associated with environmental matters, as of December 31, 2006, we had unrecorded outstanding commitments for capital expenditures of $5.5 million.

Capital spending for 2007 is expected to be in the range of $55 to $65 million, including the recently announced $23 million capital investment at PdM as well as a planned upgrade of a paper machine in Brazil. We expect to finance these capital expenditures with internally generated funds and through borrowings on our existing credit facilities.

Acquisitions

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

In June 2005, PPI, acquired the tobacco-related paper manufacturing assets of KCPI, a Philippines company and associated land and water rights. The acquired assets included buildings, production equipment and related utilities, support assets and inventories. The total acquisition cost was $11.9 million, funded through existing bank lines of credit. The production equipment included 2 paper machines, with annual production capacity of approximately 8,500 metric tons, and related converting equipment. Product produced at the mill includes cigarette paper, conventional plug wrap and both base and printed tipping paper. KCPI had engaged in the manufacturing of tobacco-related paper products for the Philippines cigarette industry since 1967 and had an estimated 60 percent market share of the Philippines cigarette paper market. The marketing and sales of PPI products have been integrated with the efforts of our French operations in the southeast Asian market. The PPI acquisition was accounted for using the purchase method, and its operating results have been included in the consolidated statement of earnings since the beginning of July 2005.

In July 2005, we executed an agreement to form a joint venture to build a new mill in China with 2 paper machines to produce cigarette paper and porous plug wrap and having an annual paper production capacity of approximately 18,000 metric tons. The new mill is under construction near Jiangmen, in the Guangdong province. During 2006, we invested $2.9 million in the joint venture and incurred $0.2 million in pre-operating losses. Our share of the net loss has been included in the Consolidated Income Statement as “Loss from Equity Affiliates” since June 2006.

Cash Flows from Financing Activities

	For the Years Ended December 31,
	2006	2005	2004
	(dollars in millions)
Cash dividends paid to SWM stockholders	$(9.4)	$(9.1)	$(8.9)
Cash dividends paid to minority owners	(3.7)	(3.6)	(3.8)
Net changes in debt	(20.7)	6.0	13.0
Purchases of treasury stock	—	(1.0)	(8.0)
Proceeds from exercise of stock options	2.2	6.9	7.9
Excess tax benefits of stock-based awards	0.5	—	—
Cash Provided by (Used for) Financing	$(31.1)	$(0.8)	$0.2

Financing activities during 2006 included borrowings of $105.8 million, including borrowings under a new credit agreement, and repayments totaling $126.5 million, including repayments under a prior credit agreement, for a net decrease in debt of $20.7 million corresponding to a decrease in operating working capital. Other 2006 financing activities included dividends paid to SWM stockholders and minority owners. Proceeds from stock option exercises declined from the prior-year level.

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

Dividend Payments

We have declared and paid quarterly dividends of $0.15 per share since the second quarter of 1996. We currently expect to continue this level of quarterly dividend. Our Credit Agreement covenants require us to maintain certain financial ratios, as disclosed in Note 4 of the Notes to the Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends, and we do not currently anticipate any change in business conditions of a nature that would cause future restrictions on dividend payments as a result of our need to maintain these financial ratios.

On January 25, 2007, we announced that the Board of Directors had declared a quarterly cash dividend of $0.15 per share of Common Stock. The dividend will be payable on March 12, 2007 to stockholders of record on February 12, 2007.

Cash dividends paid to minority owners primarily relate to the minority owners’ share of dividends paid by LTRI, our 72 percent indirectly-owned French subsidiary.

Debt Instruments and Related Covenants

	For the Years Ended December 31,
	2006	2005	2004
	(dollars in millions)
Changes in short-term debt	$(13.7)	$7.7	$—
Proceeds from issuances of long-term debt	105.8	4.2	24.6
Payments on long-term debt	(112.8)	(5.9)	(11.6)
Net changes in debt	$(20.7)	$6.0	$13.0

New Credit Agreement.   In July 2006, Schweitzer-Mauduit International, Inc. and SMF, a wholly-owned subsidiary, entered into a new unsecured credit agreement with a group of banks, or the Credit Agreement, to refinance our prior credit agreement. The Credit Agreement provides for (a) additional borrowing capacity of approximately $60 million, increasing the total facilities to $195 million from $135 million, (b) a reduced number of tranches from 4 to 2, (c) extended terms, with the maturity date of the new facilities being no earlier than July 2011, (d) lower interest rate margins and (e) fewer, less restrictive financial covenant requirements. The Credit Agreement replaced the prior credit agreement executed in January 2002 that was scheduled to expire in January 2007. We repaid the outstanding amount of the prior credit agreement, which included both 5-year revolvers and 364-day revolvers in the

United States and France, with proceeds from borrowings under the Credit Agreement on July 31, 2006. Borrowings outstanding under the Credit Agreement of $65.0 million have been classified as long-term debt in the consolidated balance sheet at December 31, 2006 under the terms of the Credit Agreement.

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

As of December 31, 2006, we had $30 million available for additional borrowing under our U.S. revolver and €80 million available under our Euro revolver. Borrowings outstanding against the Credit Agreement as of December 31, 2006 totaled $65 million. We anticipate 2007 borrowings on the U.S. and Euro revolver to be in the range of $45 to $55 million. Our credit facilities are more fully described in Note 4 of the Notes to the Consolidated Financial Statements.

Effective November 2006, we entered into an interest rate swap agreement to fix the LIBOR rate on $30 million of our variable-rate long-term debt at 5.13 percent. This had the effect of fixing our interest rate, including margin, at 5.48 percent on $30 million of our debt as of December 31, 2006. Our only other interest rate swap agreement in effect during 2005 or 2006 ended January 31, 2005.

Our total debt to capital ratios at December 31, 2006 and 2005 were 23 percent and 27 percent, respectively, both near or within our target range of 25 to 35 percent.

Share Repurchases

We did not repurchase any shares of our Common Stock during 2006. We repurchased a total of 29,270 shares of our Common Stock during 2005 at a cost of $1.0 million. The 2005 share repurchases were made under a Board of Directors’ authorization covering the period January 1, 2005 through December 31, 2006. In December 2006, the Board of Directors authorized us to repurchase up to an additional $20.0 million of our Common Stock during the period January 1, 2007 through December 31, 2008. Corporate 10b5-1 plans are used by us so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. Future Common Stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits.   After being in a net overfunded position in 2000 and prior years, our U.S. and French pension plans changed to an underfunded status in 2001 as a result of the poor performance of the equities markets and lower interest rates that caused estimated future pension liabilities to increase because of the necessity to use a lower discount rate. The underfunded pension status has continued since 2001 (see additional disclosure regarding our pension plans in Note 6 of the Notes to the Consolidated Financial Statements). During 2003, interest rates continued to decline, but the equities markets improved and we made pension contributions of $10.7 million in the United States and France. During 2004 and 2005, long-term interest rates declined further, equities markets improved and we made pension contributions of $10.8 million and $13.7 million, respectively. Equities markets continued to perform favorably, long-term interest rates rose during 2006 and we made pension contributions of $6.4 million to our U.S. and French pension plans during the year. These plans were still underfunded by $30.9 million as of December 31, 2006 as it relates to the associated accumulated pension benefit obligations. We currently expect to make pension contributions in 2007 of $7 to $12 million and additional amounts in future years in the United States and France in order to help improve the funded status of these plans. However, negative returns in the equities markets or lower interest rates could negatively impact the funded status of these plans.

Other Commitments.   Our mill in Quimperle, France has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $2 million per year. Our future purchases at this mill are expected to be at levels that exceed such minimum levels under the contract. The contract expires in 2009.

In March 2004, LTRI, our 72 percent indirectly owned subsidiary in France, entered into an agreement with an energy cogeneration supplier whereby the supplier would construct and operate a cogeneration facility at the LTRI mill and supply steam which would be used in the operation of the mill. In April 2004, a similar agreement was entered into with the same supplier to install and operate a cogeneration facility at PdM. These agreements are expected to reduce the energy cost of these mills. The construction phase of the LTRI cogeneration facility was completed late in 2005 and the construction of the PdM cogeneration facility should be completed in the first half of 2007, with the supplier bearing the entire capital cost of both projects. Following start-up of these facilities, LTRI and PdM will be committed to purchasing minimum annual amounts of steam generated by each of these facilities for a period of 15 years under the agreements. These minimum annual commitments together will total approximately $4 million. LTRI’s and PdM’s current and expected requirements for steam are at levels that exceed the minimum levels under the respective contracts.

During 2006, SWM-B and PdM both entered into agreements for the transmission and distribution of energy. SWM-B, our indirect Brazilian subsidiary, entered into the first of a series of agreements for purchased electricity supply and distribution to the mill effective May 1, 2006. The contract for the electrical energy supply is for the period May 1, 2006 to December 31, 2010 to cover 100 percent of the mill’s consumption of electrical energy. The contract is with CESP, which is the third largest electrical energy producer in Brazil and the largest in the State of Sao Paulo, which is adjacent to the State of Rio de Janeiro. The absolute value of the electric energy to be provided under this contract is estimated at approximately $5 million annually (based on current foreign currency exchange rates) during the contractual period. The contract provides for a fixed price in each of the calendar year periods of the contract. The contract includes a take or pay obligation with the target energy consumption amount based on estimated average consumption by the mill. The agreements for transmission and distribution, signed by SWM-B in May 2006, remained with the previous electrical energy supplier under regulated tariffs. Each of these 2 agreements is a revolving annual contract with Light EDF, which is the largest distributor of electrical energy in the State of Rio de Janeiro, the state in which SWM-B is located. The absolute value of the services to be provided under these 2 contracts combined is estimated at approximately $3 million annually (based on current foreign currency exchange rates).

In October 2006, PdM entered into an agreement for the supply of 100 percent of its requirements for natural gas supply and associated distribution to service its paper mill located in Quimperlè. The contract is with ENI S.p.A., an international energy supplier acting in approximately 70 countries. The contract is for the period April 1, 2007 to April 1, 2008. The absolute value of the natural gas and distribution to be provided under this contract is estimated at approximately $10 million (based on estimated energy consumption and current foreign currency exchange rates) during the contractual period. The contract provides for a fixed price amount per month plus a variable price for each unit of energy used up to a maximum daily volume. The contract may be renewed with all terms and conditions remaining in force with the exception of volumes and contract prices, which are subject to negotiation.

As more fully discussed under Recent Developments and Note 3 of the Notes to the Consolidated Financial Statements, we will make PdM severance payments during 2007 and 2008. The following commitments table reflects the years in which these severance payments will be made which is not necessarily the period in which the liability or expense was recorded. Cash payments of negotiated severance amounts associated with the French restructuring actions are expected to total $11.7 million in 2007.

In addition, our total future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of 1 year as of December 31, 2006 are less than $1.4 million annually over each of the next 5 years.

The following table represents our future contractual cash requirements for the next 5 years and thereafter for our long-term debt obligations and other commitments (dollars in millions):

	Payments due for the periods ended
	Total	2007	2008	2009	2010	2011	Thereafter
Contractual Obligations
Current debt(1)	$17.1	$17.1	$—	$—	$—	$—	$—
Long-term debt(2)	80.2	—	4.6	4.0	3.1	68.1	0.4
Debt interest(3)	19.1	5.0	4.1	4.0	3.8	2.2	—
Restructuring obligations(4)	22.5	11.7	10.8	—	—	—	—
Minimum operating lease payments(5)	5.9	1.3	1.3	1.2	1.1	1.0	—
Purchase obligations—capital projects(6)	5.5	5.5	—	—	—	—	—
Purchase obligations—raw materials(7)	14.5	3.5	2.2	2.2	2.2	2.2	2.2
Purchase obligations—energy(8)	67.6	22.3	14.2	11.6	11.7	3.9	3.9
Joint venture funding obligation(9)	14.4	12.4	2.0	—	—	—	—
Other long-term liabilities(10)(11)(12)	—	—	—	—	—	—	—
Total	$246.8	$78.8	$39.2	$23.0	$21.9	$77.4	$6.5

(1)          Current debt includes borrowings against bank overdraft facilities; see Note 4 of the Notes to the Consolidated Financial Statements.

(2)          See additional information regarding long-term debt in Note 4 of the Notes to the Consolidated Financial Statements.

(3)          The amounts reflected in debt interest are based upon the short-term and long-term scheduled principal maturities and interest rates in effect as of December 31, 2006. Where specific maturities are not stated, such as for an overdraft line-of-credit, a repayment date coinciding with the end of the year was used for purposes of these calculations. Since our debt is largely variable interest rate debt, applicable market interest rates were assumed to be the same as at December 31, 2006 for purposes of these calculations. With respect to our variable-rate debt outstanding at December 31, 2006, a 1 percentage point increase in interest rates would increase our debt interest obligation by $0.9 million in 2007. For more information regarding our outstanding debt and associated interest rates, see Note 4 to the Notes to the Consolidated Financial Statements.

(4)          Restructuring obligations represent severance owed to PdM employees in accordance with French law and French labor union agreements. See additional information regarding restructuring activities in Note 3 of the Notes to the Consolidated Financial Statements.

(5)          Minimum operating lease payments relate to our future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of 1 year as of December 31, 2006.

(6)          Purchase obligations for capital projects relate to legally binding purchases entered into by us related to our capital projects and for which delivery of equipment or services has not yet occurred as of December 31, 2006.

(7)          Purchase obligations for raw materials include our calcium carbonate purchase agreement at our mill in Quimperle, France, in which a vendor operates an on-site calcium carbonate plant and our mill has minimum purchase quantities (see Note 8 to the Notes to the Consolidated Financial Statements for additional information regarding this obligation).

(8)          Purchase obligations for energy include obligations under agreements (1) with an energy cogeneration supplier at our mills in Quimperle and Spay, France, in which the vendor will supply steam and our mills have minimum purchase commitments (2) a natural gas supplier to supply and distribute 100 percent of the natural gas needs of our Quimperlè mill in France and (3) with an energy supplier to supply a constant supply of electricity for our Pirahy mill in Brazil (see Note 8 to the Notes to the Consolidated Financial Statements for additional information regarding this obligation).

(9)          During 2005, we reached agreement with CNTC to form a joint venture to build a new mill near Jiangmen, China. Construction has begun on this new mill. Project spending of the joint venture, including capital expenditures and working capital requirements, is expected to total approximately $100 million, with SWM and CNTC each sharing equally in the equity investment in the joint venture. The joint venture is expected to have a capital structure of approximately 1/3 equity and 2/3 debt, with project financing obtained by the joint venture itself. We currently expect our remaining equity funding of $14.4 million to be approximately $12.4 million and $2.0 million in 2007 and 2008, respectively.

(10) We had no other long-term liabilities as defined for purposes of this disclosure by the Securities and Exchange Commission as of December 31, 2006.

(11) The amounts reflected in other long-term liabilities do not include any amounts for our pension obligations. The pension obligations are funded by our separate pension trusts, which held $117.9 million in assets at December 31, 2006. We make discretionary contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We currently expect to contribute $7 to $12 million during 2007 in order to help improve the funded status of these plans. Supplemental employee retirement plan payments, which are immaterial, are not included in this line item. For more information regarding our long-term pension obligations and trust assets, including our supplemental employee retirement plan, see Note 6 to the Notes to the Consolidated Financial Statements.

(12) The amounts reflected in other long-term liabilities do not include any amounts for our postretirement healthcare and life insurance benefits. Such payments are dependent upon the incurrence of costs and filing of claims by our retirees and thus the amounts of such future payments are uncertain. Our net payments under these plans were $2.3 million and $1.2 million in the years ended December 31, 2006 and 2005, respectively. Based on this past experience, we currently expect our share of the payments to be approximately $1 to $2 million during 2007 for these benefits. For more information regarding our retiree healthcare and life insurance benefit obligations, see Note 6 to the Notes to the Consolidated Financial Statements.

Outlook

We remain encouraged about our business outlook despite finishing 2006 with disappointing, albeit expected, financial results. We are confident in our previously announced strategies for restructuring our French and U.S. businesses to better balance capacity to available demand. Sales growth is planned for cigarette paper used in LIP cigarettes and for RTL products. Additional progress is anticipated in cost reduction activities initiated across all our business units. The benefits from cost reduction activities are expected to further offset the continuing unfavorable impacts of lower production volumes and inflationary cost increases that have been experienced during the last 2 years.

The cautionary note to our improved outlook for 2007 is continued weakness in tobacco-related product sales. Reduced demand for tobacco-related paper products in western Europe and the United States caused us to have excess production capacity throughout 2006 and increased machine downtime that unfavorably impacted operating profit by $18 million. Our actions to reduce inventories, especially in the fourth quarter of 2006, as well as the restructuring actions already announced, place us in a better position to reduce these impacts in 2007. However, we continue to evaluate how to operate our worldwide production facilities more effectively with the reduced volumes of tobacco-related papers. Analysis is ongoing into possible further restructuring activities that could result in additional expenses.

PdM restructuring expenses are now projected to be in the range of $26 to $28 million for 2006 through 2008, including cash severance and other related costs of approximately $23 to $25 million and approximately $3 million for non-cash accelerated depreciation of fixed assets. The actual amount of severance expenses will be dependent upon the final number of individuals within each of the 3 possible categories for employee severance that include early retirement, other voluntary means and involuntary terminations. The PdM workforce reductions are expected to generate annual pre-tax labor savings of approximately $14 million due to both restructuring activities and planned capital investments. Full realization of the labor savings is expected to occur after the first quarter of 2008. We expect to realize annual pre-tax benefits greater than $14 million upon full implementation of all elements of the PdM strategy, including the planned capital investments.

Sales of cigarette papers for LIP cigarettes are expected to continue to positively contribute to operating results in 2007, especially as we realize manufacturing efficiencies. We experienced increased sales during the fourth quarter of 2006 prior to the January 1, 2007 effective date for lower ignition propensity regulations in California. With further increases in sales volumes of this cigarette paper combined with expected continuing improvements in manufacturing costs, this product should provide additional improvement to the U.S. business unit results.

Inflationary cost increases totaled $18 million in 2006. Purchased energy cost increases have begun to slow and even reverse in the United States. Wood pulp prices continue to increase, but at a slower 2 percent rate during the fourth quarter of 2006, which brought the full-year 2006 increase to 12 percent. Pulp producers have announced a $20 per metric ton, or 3 percent, increase in the list price of NBSK effective in January 2007. While inflationary cost increases persist, we believe the rate will slow and will be increasingly offset through improved mill operations and continued efforts to systematically control all areas of cost.

Consistent with recent historical trends, worldwide cigarette consumption is expected to increase at a rate of approximately 1/2 to 1 percent per year. The anticipated decline in the production of cigarettes in developed countries is expected to be more than offset by increased cigarette production in developing countries that currently represent approximately 70 percent of worldwide cigarette production. Population demographics and expected increases in disposable income are expected to support the increased consumption of cigarettes in developing countries. In addition, the litigation environment is different in most foreign countries compared with the United States, having less of an impact on the pricing of cigarettes, which, in turn, affects cigarette consumption. Cigarette production in the United States is expected to continue to decline as a result of reduced cigarette exports and a decline in domestic cigarette consumption caused by increased cigarette prices, health concerns and public perceptions. As well, cigarette consumption has declined in western Europe following recent tax increases on cigarette sales and smoking restrictions.

In developing countries, there is a trend toward consumption of more sophisticated cigarettes, which utilize higher quality tobacco-related papers, such as those we produce, and RTL. This trend toward more sophisticated cigarettes reflects increased governmental regulations concerning tar delivery levels and increased competition from multinational cigarette manufacturers.

Based on these trends, we expect worldwide demand for tobacco-related papers and RTL products to continue to increase, with a shift from developed countries to developing countries. As a result, we have been and continue to increase our production capacity in developing countries such as Brazil, the Philippines, Indonesia and China.

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

•       Our sales are concentrated to a limited number of customers. In 2006, 40 percent of our sales were to our 2 largest customers. The loss of 1 or both such customers, or a significant reduction in 1 or both of these customers’ purchases, could have a material adverse effect on our results of operations.

•       Our financial performance is materially impacted by sales of both RTL products and LIP cigarette papers. A significant change in the sales or production volumes, pricing or manufacturing costs of these products could have a material impact on future financial results.

•       As a result of excess capacity in the tobacco-related papers industry and increased operating costs experienced in the last 2 to 3 years, particularly related to purchased energy, competitive levels of selling prices for certain of our products are not sufficient to cover those costs with a margin that we consider reasonable. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation of certain equipment and employee severance expenses associated with downsizing activities. Management continues to evaluate how to operate our production facilities more effectively with reduced tobacco-related papers volumes. Further changes are possible that might require accelerated depreciation or write-offs of some equipment and could possibly include additional expenses for employee-related costs associated with further downsizing activities.

•       In recent years, governmental entities around the world, particularly in the United States and western Europe, have taken or have proposed actions that may have the effect of reducing consumption of tobacco products. Reports with respect to the possible harmful physical effects of cigarette smoking and use of tobacco products have been publicized for many years and, together with actions to restrict or prohibit advertising and promotion of cigarettes or other tobacco products, to limit smoking in public places and to increase taxes on such products, are intended to discourage the consumption of cigarettes and other such products. Also in recent years, certain governmental entities, particularly in North America, have enacted, considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked. Furthermore, it is not possible to predict what additional legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect our business.

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

Schweitzer-Mauduit International, Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(dollars in millions, except per share amounts)

	For the Years Ended December 31,
	2006	2005	2004
Net Sales	$655.2	$669.8	$657.5
Cost of products sold	571.1	572.5	535.4
Gross Profit	84.1	97.3	122.1
Selling expense	22.7	24.4	27.1
Research expense	7.3	9.0	9.3
General expense	27.7	24.6	28.0
Total nonmanufacturing expenses	57.7	58.0	64.4
Restructuring expense (Note 3)	21.1	—	—
Operating Profit	5.3	39.3	57.7
Interest expense	5.5	6.2	3.7
Other income (expense), net	(0.5)	2.5	1.5
Income (Loss) Before Income Taxes, Minority Interest and Loss from Equity Affiliates	(0.7)	35.6	55.5
Provision (benefit) for income taxes (Note 5)	(4.2)	10.4	12.1
Minority interest in earnings of subsidiaries	4.1	5.8	7.0
Loss from equity affiliates	0.2	—	—
Net Income (Loss)	$(0.8)	$19.4	$36.4
Net Income (Loss) Per Share:
Basic	$(0.05)	$1.28	$2.45
Diluted	$(0.05)	$1.26	$2.36
Weighted Average Shares Outstanding:
Basic	15,393,500	15,150,100	14,842,000
Diluted	15,393,500	15,450,400	15,422,300

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	December 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$13.7	$5.1
Accounts receivable	88.9	99.8
Inventories	119.2	123.0
Other current assets	13.8	14.8
Total Current Assets	235.6	242.7
Property, Plant and Equipment, net	416.8	414.0
Other Assets	44.2	34.1
Total Assets	$696.6	$690.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$17.1	$30.0
Accounts payable	62.5	64.3
Accrued expenses	80.9	71.7
Current deferred revenue	6.0	6.0
Total Current Liabilities	166.5	172.0
Long-Term Debt	80.2	83.7
Pension and Other Postretirement Benefits	54.2	38.1
Deferred Income Tax Liabilities	29.0	40.2
Deferred Revenue	24.1	30.0
Other Liabilities	23.0	20.1
Minority Interest	15.6	13.8
Total Liabilities	392.6	397.9
Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 16,078,733 shares issued; 15,517,390 and 15,307,756 shares outstanding at December 31, 2006 and 2005, respectively	1.6	1.6
Additional paid-in-capital	63.3	63.8
Common stock in treasury, at cost, 561,343 and 770,977 shares at December 31, 2006 and 2005, respectively	(11.4)	(15.6)
Retained earnings	271.6	281.8
Unearned compensation on restricted stock	—	(0.3)
Accumulated other comprehensive loss, net of tax	(21.1)	(38.4)
Total Stockholders’ Equity	304.0	292.9
Total Liabilities and Stockholders’ Equity	$696.6	$690.8

The accompanying notes are an integral part of these consolidated financial statements.

Schweitzer-Mauduit International, Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in millions, except per share amounts)

	For the Years Ended December 31, 2006, 2005 and 2004
	Common Stock Issued		Additional Paid-In	Treasury Stock		Retained	Unearned	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance, December 31, 2003	16,078,733	$ 1.6	$ 61.5	1,275,465	$ (21.9)	$ 244.0	$ (0.7)	$ (34.3)	$ 250.2
Net income						36.4			36.4
Adjustments to minimum pension liability								(3.1)	(3.1)
Changes in fair value of derivative instruments								0.1	0.1
Adjustments to unrealized foreign currency translation								16.3	16.3
Comprehensive income									49.7
Dividends declared ($0.60 per share)						(8.9)			(8.9)
Purchases of treasury stock				273,356	(8.0)				(8.0)
Restricted stock issuances			0.1	(6,000)	0.1		(0.1)		0.1
Amortization of unearned compensation							0.3		0.3
Stock issued to directors as compensation				(2,592)	0.1				0.1
Excess tax benefits of stock-based awards			1.2						1.2
Issuance of shares for options exercised	—	—	0.5	(408,146)	7.4	—	—	—	7.9
Balance, December 31, 2004	16,078,733	1.6	63.3	1,132,083	(22.3)	271.5	(0.5)	(21.0)	292.6
Net income						19.4			19.4
Adjustments to minimum pension liability								(0.2)	(0.2)
Adjustments to unrealized foreign currency translation								(17.2)	(17.2)
Comprehensive income									2.0
Dividends declared ($0.60 per share)						(9.1)			(9.1)
Purchases of treasury stock				29,270	(1.0)				(1.0)
Restricted stock issuances, net				(2,500)					—
Amortization of unearned compensation							0.2		0.2
Stock issued to directors as compensation			0.1	(8,175)	0.2				0.3
Excess tax benefits of stock-based awards			1.0						1.0
Issuance of shares for options exercised	—	—	(0.6)	(379,701)	7.5	—	—	—	6.9
Balance, December 31, 2005	16,078,733	1.6	63.8	770,977	(15.6)	281.8	(0.3)	(38.4)	292.9
Net income (loss)						(0.8)			(0.8)
Adjustments to unrealized foreign currency translation								23.4	23.4
Adjustments to minimum pension liability								2.6	2.6
Comprehensive income									25.2
Effect of adoption of SFAS No. 123R			(0.3)				0.3		—
Effect of adoption of SFAS No. 158								(8.7)	(8.7)
Dividends declared ($0.60 per share)						(9.4)			(9.4)
Restricted stock issuances, net			(1.2)	(67,803)	1.3				0.1
Return of shares				13					—
Stock-based compensation expense			1.1						1.1
Stock issued to directors as compensation				(6,644)	0.1				0.1
Excess tax benefits of stock-based awards			0.5						0.5
Issuance of shares for options exercised	—	—	(0.6)	(135,200)	2.8	—	—	—	2.2
Balance, December 31, 2006	16,078,733	$ 1.6	$ 63.3	561,343	$ (11.4)	$ 271.6	$ —	$ (21.1)	$ 304.0

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)

	For the Years Ended December 31,
	2006	2005	2004
Operations
Net income (loss)	$(0.8)	$19.4	$36.4
Non-cash items included in net income
Depreciation and amortization	38.2	39.5	36.5
Restructuring accelerated depreciation	5.2	—	—
Amortization of deferred revenue	(5.9)	(7.4)	(5.7)
Deferred income tax provision (benefit)	(10.6)	1.9	2.1
Minority interest in earnings of subsidiaries	4.1	5.8	7.0
Other items	1.2	(6.5)	1.6
Changes in operating working capital
Accounts receivable	20.3	(11.8)	2.3
Inventories	11.9	(5.5)	(15.4)
Prepaid expenses	(0.6)	(4.0)	0.2
Accounts payable	(11.5)	(2.1)	(1.6)
Accrued expenses	0.9	3.4	(3.0)
Accrued income taxes	(0.6)	5.4	(3.7)
Net changes in operating working capital	20.4	(14.6)	(21.2)
Cash Provided by Operations	51.8	38.1	56.7
Investing
Capital spending	(9.6)	(18.8)	(46.7)
Capitalized software costs	(3.8)	(1.0)	(2.2)
Acquisitions, net of cash acquired	—	(11.9)	(8.4)
Investment in equity affiliates	(2.9)	—	—
Other	4.0	(5.0)	1.0
Cash Used for Investing	(12.3)	(36.7)	(56.3)
Financing
Cash dividends paid to SWM stockholders	(9.4)	(9.1)	(8.9)
Cash dividends paid to minority owners	(3.7)	(3.6)	(3.8)
Changes in short-term debt	(13.7)	7.7	—
Proceeds from issuances of long-term debt	105.8	4.2	24.6
Payments on long-term debt	(112.8)	(5.9)	(11.6)
Purchases of treasury stock	—	(1.0)	(8.0)
Proceeds from exercise of stock options	2.2	6.9	7.9
Excess tax benefits of stock-based awards	0.5	—	—
Cash Provided by (Used for) Financing	(31.1)	(0.8)	0.2
Effect of Exchange Rate Changes on Cash	0.2	—	0.2
Increase in Cash and Cash Equivalents	8.6	0.6	0.8
Cash and Cash Equivalents at beginning of year	5.1	4.5	3.7
Cash and Cash Equivalents at end of year	$13.7	$5.1	$4.5

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business

Schweitzer-Mauduit International, Inc., or the Company, is a multinational diversified producer of premium specialty papers headquartered in the United States of America and is the world’s largest supplier of fine papers to the tobacco industry. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised approximately 90 percent of the Company’s consolidated net sales in each of the years 2004 through 2006. The primary products in the group include Cigarette Papers, used to wrap various parts of a cigarette, and RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere.

The Company is the premier manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, and the leading independent producer of RTL used in producing blended cigarettes. The Company conducts business in over 90 countries and currently operates 11 production locations worldwide, with mills in the United States, France, the Philippines, Indonesia and Brazil. The Company also has a 50 percent equity interest in a mill currently under construction in China.

The Company’s manufacturing facilities have a long history of producing paper dating back to 1545. The Company’s domestic mills led the development of the North American tobacco-related papers manufacturing industry, which was originated by Peter J. Schweitzer, Inc. that began as an importer of cigarette papers from France in 1908.

As used in this 2006 Annual report on Form 10-K, unless the context indicates otherwise, references to “we,” “us,” “our,” “SWM,” “Schweitzer-Mauduit” or similar terms include Schweitzer-Mauduit International, Inc. and its consolidated subsidiaries.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and the notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company believes the estimates and assumptions used in the preparation of these consolidated financial statements are reasonable, based upon currently available facts and known circumstances. Actual results may differ from those estimates and assumptions as a result of a number of factors, including those discussed elsewhere in this report and in its other public filings from time to time.

The Company’s wholly-owned direct subsidiaries are SM-Canada, SM-Spain, a holding company organized under the Spanish holding company regime and the primary foreign investment holding company for SWM, and SM-China, a holding company incorporated in Hong Kong which owns 50 percent of the equity interest in China Tobacco Mauduit (Jiangmen) Paper Industry Company Ltd., a Sino-Foreign Equity Joint Venture with CNTC to manufacture and sell tobacco-related papers in China, SWM’s only unconsolidated subsidiary. The Company indirectly through SM-Spain has subsidiaries in France, the Philippines,

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Indonesia and Brazil. SM-Spain owns directly 100 percent of SMH, and together SM-Spain and SMH own 100 percent of 2 holding companies, SMI, which holds its investment in the French reconstituted tobacco operations, and SMF, which holds its French, Philippine and Indonesian paper operations. SMI owns directly 72 percent of the issued and outstanding shares of LTRI. SMF, directly or indirectly, owns 100 percent of 3 principal French operating subsidiaries, PdM, PdMal, PdStG, and 100 percent of PPI and PT PDM. SM-Spain also owns directly 99.99 percent of the issued and outstanding shares of SWM-B. The Company did not have any special purpose entities as of December 31, 2006.

In February 2004, SMF acquired the outstanding stock of P.T. Kimsari Paper Indonesia, or Kimsari, a specialty paper manufacturer located in Medan, Sumatra, Indonesia. SMF paid $8.4 million, net of cash acquired, for the outstanding shares of Kimsari and renamed the business P.T. PDM Indonesia. Property, plant and equipment and goodwill were recorded as a result of this acquisition in the amounts of $6.0 million and $1.7 million, respectively, with the remainder of the purchase price being for working capital. The operating results of P.T. PDM Indonesia were included in the consolidated statements of income (loss) since the beginning of February 2004. The impact of this acquisition on the Company’s results of operations for the year ended December 31, 2004 was not material. Therefore, no pro forma information has been included herein.

In June 2005, PPI acquired the tobacco-related paper manufacturing assets of KCPI, a Philippines company and associated land and water rights. The acquired assets included buildings, production equipment and related utilities, support assets and inventories. The total acquisition cost was $11.9 million, attributable to property, plant and equipment and inventories in the amounts of $6.8 million and $5.1 million, respectively. No goodwill or other intangible assets were recorded as a result of this acquisition. PPI began production and sales as a part of SWM in July 2005. The PPI acquisition was accounted for using the purchase method, and its operating results were included in the consolidated statements of income (loss) since the beginning of July 2005. The impact of this acquisition on the Company’s results of operations for the year ended December 31, 2005 was not material. Therefore, no pro forma information has been included herein.

In July 2005, the Company announced execution of an agreement to form a joint venture to produce tobacco-related papers in China. The joint venture is building a new mill, with 2 paper machines to produce cigarette paper and porous plug wrap in partnership with CNTC, which is the principal operating company under China’s State Tobacco Monopoly Administration. CNTC and SM-China each own 50 percent of the joint venture. The Company is accounting for this joint venture under the equity method of accounting. The new mill in China will have an annual paper production capacity of approximately 18,000 metric tons and is located in Jiangmen, in the Guangdong province. Project spending, including capital expenditures and working capital requirements, is expected to total approximately $100 million. PdM is providing technical support and project management. Current activity includes construction, equipment procurement and establishment of administrative functions. Mill operations are currently expected to commence as planned in the first half of 2008. The Company made its initial equity injections in the joint venture of $2.9 million during 2006 and incurred $0.2 million in pre-operating losses. The Company’s share of the net loss has been included in the consolidated statements of income (loss) since June 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned, controlled majority-owned and financially controlled subsidiaries. Minority interest represents minority stockholders’ proportionate share of the equity in SWM-B and LTRI. The Company’s share of the net loss

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of its 50 percent owned joint venture in China is included in the consolidated statements of income (loss) as loss from equity affiliates. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain 2004 amounts were reclassified to conform to the 2006 and 2005 financial statement presentation. In the consolidated statements of cash flow, amounts relating to currency translation were removed from changes in operating working capital. The net effects of the reclassifications on the consolidated statement of cash flow for the year ended December 31, 2004 were to reduce cash provided by operations by $0.6 million, reduce cash used for investing by $0.4 million, and on a separate line report the effect of exchange rate changes on cash of $0.2 million.

Revenue Recognition

The Company recognizes revenue and the related accounts receivable when the following 4 criteria are met: (1) persuasive evidence of an arrangement exists; (2) ownership has transferred to the customer; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured based on the Company’s judgment regarding the collectibility of its accounts receivable. Generally, the Company recognizes revenue when it ships its manufactured product and title and risk of loss passes to its customer in accordance with the terms of sale of the product. Revenue is recorded at the time of shipment for terms designated f.o.b., or free on board, shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site, at which time title and risk of loss are transferred. Provisions for discounts, returns, allowances, customer rebates and other adjustments are provided for in the same period the related revenue is recorded. Deferred revenue represents advance payments from customers which are earned based upon a mutually agreed-upon amount per unit of future product sales.

Freight Costs

The cost of delivering finished goods to the Company’s customers is recorded as a component of cost of sales. Those costs include the amounts paid to a third party to deliver the finished goods. Any freight costs billed to and paid by a customer are included in revenue.

Foreign Currency Translation

The income statements of foreign entities are translated into U.S. dollars at average exchange rates prevailing during the periods in accordance with Statement of Financial Accounting Standards, or SFAS No. 52 “Foreign Currency Translation.” The balance sheets of these entities are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in a separate component of accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments. Foreign currency gains and losses arising from settlement of transactions in non-local currencies and remeasurement of non-local currency denominated monetary assets and liabilities are included in other income (expense), net.

Foreign currency risks arise from transactions and commitments denominated in non-local currencies. These transactions and commitments may include the purchase of inventories or property, plant and equipment, the sale of products and the repayment of loans. Such gains (losses) included in other income

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(expense), net were $1.3 million of expense and $1.0 million and $1.1 million of income in 2006, 2005 and 2004, respectively.

The Company selectively hedges its foreign currency risks when it is practicable and cost effective to do so. The instruments are purchased from well-known counterparties. Usually the contracts extend for no more than 12 months, although their contractual term has been as long as 24 months. Credit risks with respect to the counterparties, and the foreign currency risks that would not be hedged if the counterparties fail to fulfill their obligations under the contracts, are minimal in view of the financial strength of the counterparties.

Gains and losses on instruments that hedge firm commitments are deferred and included in the basis of the underlying hedged items. Premiums paid for options are amortized ratably over the life of the option. All other gains and losses are included in period income or expense based on the period-end market price of the instrument.

There were outstanding forward contracts, which were held for purposes other than trading, maturing at various dates in 2007 and 2006, to purchase approximately $18 million and $29 million of various foreign currencies at December 31, 2006 and December 31, 2005, respectively. These contracts were designated as cash flow hedges of foreign currency transactions to fix the Company’s local currency cash flow. These contracts had not given rise to any significant net deferred gains or losses as of December 31, 2006 and December 31, 2005, and their fair values approximated their carrying value.

Cash and Cash Equivalents

The Company considers all highly liquid, unrestricted investments with remaining maturities of 3 months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are summarized as follows (dollars in millions):

	December 31,
	2006	2005
Trade	$77.0	$77.1
Other	12.4	23.2
Less allowance for doubtful accounts and sales discounts	(0.5)	(0.5)
Total	$88.9	$99.8

Inventories

Inventories are valued at the lower of cost, using the First-In, First-Out, or FIFO, and weighted average methods, or market. The Company’s inventoriable costs primarily include pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of mill overhead costs. Machine start-up costs or abnormal machine shut downs are expensed in the period incurred and are not inventoried. The definition of market value, with respect to all inventories, is replacement cost or net realizable value. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsaleable inventory. The Company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following schedule details inventories by major class (dollars in millions):

	December 31,
	2006	2005
Raw materials	$38.4	$40.9
Work in process	19.1	17.0
Finished goods	42.3	45.1
Supplies and other	19.4	20.0
Total	$119.2	$123.0

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

Asset Category	Depreciable Lives
Machinery and Equipment	5 to 20 years
Buildings	20 to 40 years
Building and Leasehold Improvements	Lesser of 20 years or remaining life of the relevant building or lease

Property, plant and equipment consisted of the following (dollars in millions):

	December 31,
	2006	2005
Land and improvements	$18.0	$16.7
Buildings and improvements	135.2	121.2
Machinery and equipment	661.4	618.7
Construction in progress	8.5	6.1
Gross Property	823.1	762.7
Less: Accumulated Depreciation	406.3	348.7
Property, Plant and Equipment, net	$416.8	$414.0

Depreciation expense was $40.8 million, $35.8 million and $32.4 million for the years ended December 31, 2006, 2005 and 2004. Depreciation in 2006 included $5.2 million of accelerated depreciation, which was primarily the result of U.S. restructuring activities. Additional discussion of accelerated depreciation is included in Note 3, Restructuring Activities.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The carrying value of long-lived assets is reviewed periodically to determine if events or circumstances have changed which may indicate that the assets may be impaired or the useful life may need to be changed. The Company considers internal and external factors relating to each asset, including expectation of future profitability, undiscounted cash flow and its plans with respect to the operations. SFAS No. 144 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ net carrying amounts. The impairment loss is measured by comparing the estimated fair value of the asset, usually based on discounted cash flows, to its net carrying amount.

Environmental Spending

Environmental spending is capitalized if such spending qualifies as property, plant and equipment, substantially increases the economic value or extends the useful life of an asset. All other such spending is expensed as incurred, including fines and penalties incurred in connection with environmental violations. Environmental spending relating to an existing condition caused by past operations is expensed. Liabilities are accrued when environmental assessments are probable, and the costs can be reasonably estimated. Generally, timing of these accruals coincides with completion of a feasibility study or commitment to a formal plan of action.

Other Assets

Other assets consisted of the following (dollars in millions):

	December 31,
	2006	2005
Deferred income tax benefits	$14.4	$12.0
Capitalized software	9.0	7.2
Grantor trust assets	4.7	3.9
Goodwill	2.8	2.8
Investment in equity affiliates	2.7	—
Other assets	10.6	8.2
Total	$44.2	$34.1

Capitalized Software Costs

The Company capitalizes certain purchases of software and software design and installation costs in connection with major projects of software development for internal use. These costs are included in other assets on the consolidated balance sheets and are amortized on the straight-line method for financial reporting purposes over the estimated useful life not to exceed 7 years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred. Amortization of capitalized software was $2.7 million, $3.6 million and $4.1 million for the years ended December 31, 2006, 2005 and 2004.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Grantor Trust Assets

Grantor trust assets consist primarily of cash surrender values in company-owned life insurance policies held by the trust, to be used for the eventual payment of employee deferred compensation.

Goodwill

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs a goodwill impairment test at least annually. The Company’s most recent impairment test was performed during the fourth quarter of 2006 and did not result in an impairment charge. Goodwill consisted of the following (dollars in millions):

	December 31,
	2006	2005
Schweitzer-Mauduit do Brasil S.A. (Brazilian Segment)	$1.1	$1.1
P.T. PDM Indonesia (French Segment)	1.7	1.7
Total Goodwill	$2.8	$2.8

Other Assets

Other assets consist of various non-current assets including water rights and business tax receivables in Brazil.

Accrued Expenses

Accrued expenses consisted of the following (dollars in millions):

	December 31,
	2006	2005
Accrued salaries, wages and employee benefits	$34.0	$38.9
Accrued restructuring expenses	13.9	—
Other accrued expenses	33.0	32.8
Total	$80.9	$71.7

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. In accordance with SFAS No. 109, deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, the Company considers estimates of future taxable income.

In France, SMF and its subsidiaries form a consolidated income tax group. SMH and SMI form a separate consolidated income tax group, while LTRI separately files its own income tax return.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pension Accounting

The Company recognizes the estimated compensation cost of employees’ pension benefits over their approximate period of service in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The Company’s earnings are impacted by amounts of expense recorded related to pension benefits, which primarily consist of U.S. and French pension benefits. Each year’s recorded expense is an estimate based on actuarial calculations of the Company’s accumulated and projected benefit obligations, or PBOs, for the Company’s various plans.

Suspension of additional benefits for future service is deemed a curtailment under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits,” and if material necessitates a remeasurement of plan assets and PBO. As part of a remeasurement, the Company adjusts its discount rates and assumptions, such as retirement, turnover and mortality table assumptions, as appropriate.

As of December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements,” which required the Company to recognize the unfunded status of its postretirement plans, measured as the difference between the PBO and plan assets at fair value, in its consolidated balance sheet as of December 31, 2006.

Comprehensive Income

The Company accounts for comprehensive income according to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes net income, as well as charges and credits directly to stockholders’ equity, which are excluded from net income. The Company has presented comprehensive income in the consolidated statements of changes in stockholders’ equity and comprehensive income.

Components of accumulated other comprehensive loss are as follows (dollars in millions):

	December 31,
	2006	2005
Minimum pension liability adjustments, net of income tax of $17.0 and $13.6 million at December 31, 2006 and 2005, respectively	$(28.9)	$(22.8)
Unrealized foreign currency translation adjustments	7.8	(15.6)
Accumulated other comprehensive loss	$(21.1)	$(38.4)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the components of accumulated other comprehensive loss are as follows (dollars in millions):

	For the Years Ended December 31,
	2006			2005			2004
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Minimum pension liability adjustments	$(9.5)	$3.4	$(6.1)	$(0.3)	$0.1	$(0.2)	$(4.9)	$1.8	$(3.1)
Unrealized fair value of derivative instruments	—	—	—	—	—	—	0.1	—	0.1
Unrealized foreign currency translation adjustments	23.4	—	23.4	(17.2)	—	(17.2)	16.3	—	16.3
Total	$13.9	$3.4	$17.3	$(17.5)	$0.1	$(17.4)	$11.5	$1.8	$13.3

Treasury Stock

Common Stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the weighted-average cost basis.

Share-Based Incentive Compensation

Accounting Prior to Adoption of SFAS No. 123R

Prior to the January 1, 2006 adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, which revised SFAS No. 123, “Accounting for Stock Based Compensation,” and superseded Accounting Principles Board Opinion No. 25, or APB No. 25, “Accounting for Stock Issued to Employees,” the Company accounted for stock-based compensation using the intrinsic value method under APB No. 25 and related Interpretations thereof. Prior to January 1, 2006, the Company elected to measure compensation cost for stock compensation based on the intrinsic value method under APB No. 25. Payments in the form of the Company’s shares made to third parties, including its outside directors, were recorded at fair value based on the market value of its Common Stock at the time of payment. Under APB No. 25, because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” required presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock compensation under the fair value method of that statement.

Fair values of options granted were estimated as of the grant date using a Black-Scholes option pricing model. The following assumptions were used for valuing options granted in 2004 and 2005. No options were granted during 2006.

	For the Years Ended December 31,
	2005	2004
Risk-free interest rate	4.50%	4.58%
Expected dividend yield	2.12%	2.54%
Expected option lives	10 year	10 year
Expected volatility	20%	29%

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 9, 2005, the Company’s Board of Directors accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that had exercise prices above $30.00 per share. As a result, options to purchase approximately 300,000 shares of the Company’s Common Stock vested immediately, but no underlying shares were transferable by officers prior to the original vesting schedule. In order to prevent unintended personal benefits to the Company’s officers, restrictions were imposed on any shares received through the exercise of accelerated options held by those individuals. These restrictions prevent the sale of any shares received from the exercise of an accelerated stock option prior to the earlier of the original vesting date of the option or the individual’s termination of employment. Accelerated stock options held by the Company’s officers represented approximately 90 percent of the total accelerated options.

For purposes of pro forma disclosures, the estimated fair value of the stock compensation was amortized to expense over the vesting period. Under the fair value method, the Company’s net income and earnings per share would have been the pro forma amounts indicated below (dollars in millions):

	For the Years Ended December 31,
	2005	2004
Net Income
As reported	$19.4	$36.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	1.5	1.2
Pro forma	$17.9	$35.2
Basic net income per share
As reported	$1.28	$2.45
Pro forma	$1.18	$2.37
Diluted net income per share
As reported	$1.26	$2.36
Pro forma	$1.16	$2.28

Summary of Impact of SFAS No. 123R

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net income for 2006 was lower by less than $0.1 million than what it would have reported under APB No. 25. Excess tax benefits recognized related to stock-based awards for 2006, 2005 and 2004 were $0.5 million, $1.0 million and $1.2 million, respectively. Prior to the adoption of SFAS No. 123R, the Company presented all excess tax benefits from the exercise of stock-based awards as operating cash flows in the consolidated statements of cash flow. SFAS No. 123R requires the amounts of cash flow resulting from the tax benefits in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. Also, in connection with past awards of restricted stock, $0.3 million of unamortized compensation expense previously recognized as a reduction of stockholders’ equity in accordance with SFAS No. 123 was eliminated against additional paid-in-capital as of January 1, 2006 in accordance with SFAS No. 123R.

Prior to 2006, the Company transitioned the primary form of stock-based compensation from stock options to restricted stock, including the substitution of restricted stock for stock options for the equity component of the Long-Term Incentive Plan, or LTIP, beginning in 2006.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting After Adoption of SFAS No. 123R

Employee Stock Options

The Company’s Equity Participation Plan expired in 2005 and was not renewed. Stock options are not expected to be granted after 2005.

The exercise price of each of the Company’s employee stock option grants was equal to the average of the high and low market price on the date of the grant. Under the Company’s stock option plan, the stock option’s maximum term was 10 years from the date of the grant. Awards vested 30 percent, 30 percent and 40 percent over each of the first 3 years, respectively. Under APB No. 25, no compensation expense was recorded for stock options. The fair value of each option grant on the date of the grant was used in the determination of pro forma expense amounts reflected in past disclosures in accordance with SFAS No. 123. The unamortized balances of those pro forma fair value amounts were recorded as expense beginning January 1, 2006 in accordance with SFAS No. 123R.

A summary of the status of stock options outstanding as of December 31, 2006 and changes during the 3 years then ended is presented in Note 7.

As of December 31, 2006, there was less than $0.1 million of unrecognized compensation cost related to outstanding stock options to be amortized during 2007 and 2008 in accordance with SFAS No. 123R.

Restricted Stock

The Company’s restricted stock grants generally vest upon completion of a specified period of time. The fair value of each award is equal to the share price of the Company’s stock on the date of the grant. This cost is recognized over the vesting period of the respective award. As of December 31, 2006, there was $1.0 million of unrecognized compensation cost related to outstanding restricted stock. A summary of outstanding restricted stock awards as of December 31, 2006 and 2005 is included in Note 7.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any transition adjustments will be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle in the accompanying financial statements. The Company is currently evaluating the potential impact of the adoption of this interpretation on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for financial statements issued for the fiscal year beginning after November 15, 2007. SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 also expands disclosure requirements to include: (a) the fair value measurements of assets and liabilities at the reporting date, (b) segregation of assets and liabilities between fair value measurements based on quoted market prices

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and those based on other methods and (c) information that enables users to assess the method or methods used to estimate fair value when no quoted price exists. The Company is currently in the process of reviewing this guidance to determine its impact on its consolidated financial position and results of operations.

Note 3. Restructuring Activities

The Company initiated restructuring activities during 2006 which are expected to improve its competitiveness and profitability as well as address an imbalance between sales demand for its products and its paper production capacity in France and the United States. The following table summarizes the associated cash and non-cash pretax restructuring expense totaling $21.1 million for 2006 (dollars in millions):

	France	U.S.	Total
Cash Expense
Severance and other employee related costs	$13.9	$0.5	$14.4
Other	0.9	0.1	1.0
Total cash expense	14.8	0.6	15.4
Non-cash Expense
Accelerated depreciation	1.0	4.2	5.2
Other	—	0.5	0.5
Total non-cash expense	1.0	4.7	5.7
Total Restructuring Expense	$15.8	$5.3	$21.1

Restructuring liabilities were classified on the 2006 consolidated balance sheet in accrued expenses and are summarized as follows (dollars in millions):

Balance at January 1, 2006	$—
Accruals for new committed and announced programs	15.4
Cash payments	(1.5)
Balance at December 31, 2006	$13.9

At the Lee Mills facility in Massachusetts, the Company initiated restructuring activities in 2006 to reduce paper machine operations and employment levels. As a result of these decisions, the Company recognized $5.3 million in 2006 for U.S. restructuring expense which included $4.7 million for accelerated depreciation and other non-cash costs and $0.6 million for severance and other cash costs.

During the third quarter of 2006, as a result of announced restructuring that included planned reductions in paper machine operations and employment levels at the PdM facility in Quimperlè, France, a severance liability of $10.1 million was recorded for the minimum severance liability mandated by French law in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits—An Amendment of FASB Statements No. 5 and 15.”

On December 19, 2006, the unions, Work’s Council and management of PdM concluded negotiations and successfully reached an agreement regarding the terms and conditions of the workforce reductions associated with the planned restructuring at this site in France. The terms of the severance agreement and

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other related costs are expected to result in cash expenditures of approximately $23 to $25 million through 2008. The actual amount of severance expenses will be dependent upon the final number of individuals within each of the possible categories for employee severance that include early retirement, other voluntary terminations and involuntary layoffs.

The Company recognized an additional severance obligation above the French minimum of $10.1 million as a result of the union agreement reached on December 19, 2006. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” $3.5 million of amortization for this additional severance obligation was recorded in the fourth quarter. The additional severance obligation will continue to be accrued and amortized to restructuring expense ratably over the affected employees’ remaining service periods. When known, the Company will record additional incremental severance liability for voluntary retirements in accordance with SFAS No. 88 and amortize this incremental cost to expense over the affected employees’ service period. The majority of this additional severance obligation will be recorded during 2007 and 2008. The amount of these severance obligations could change depending on the mix of employees that leave through early retirement or other voluntary means versus involuntary separation. 2006 restructuring expense in France consisted of $14.8 million for severance and other cash costs and $1.0 million for accelerated depreciation and other non-cash costs.

Note 4. Debt

Total debt is summarized in the following table (dollars in millions):

	December 31,
	2006	2005
Credit Agreement
5-Year Revolver
U. S. Dollar Revolver	$65.0	$45.0
Euro Revolver	—	23.7
364-Day Revolver
U. S. Dollar Revolver	—	10.0
French Employee Profit Sharing	17.3	16.3
Bank Overdrafts	6.2	12.3
Other	8.8	6.4
Total Debt	97.3	113.7
Less: Current debt	17.1	30.0
Long-Term Debt	$80.2	$83.7

In July 2006, the Company and SMF, a wholly-owned subsidiary of the Company, entered into a new unsecured credit agreement with a group of banks, or the Credit Agreement, to refinance its prior credit agreement. The Credit Agreement provides for (a) additional borrowing capacity of approximately $60 million, increasing the total facilities to $195 million from $135 million, (b) a reduced number of tranches from 4 to 2, (c) extended terms, with the maturity date of the new facilities being no earlier than July 2011, (d) lower interest rate margins and (e) fewer, less restrictive financial covenant requirements. The Credit Agreement replaced the prior credit agreement executed in January 2002 that was scheduled to expire in January 2007. The Company repaid the outstanding amount of the prior credit agreement, which included both 5-year revolvers and 364-day revolvers in the United States and France, with proceeds from borrowings under the Credit Agreement on July 31, 2006. Borrowings outstanding under the Credit

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Agreement of $65.0 million have been classified as long-term debt in the consolidated balance sheet at December 31, 2006 under the terms of the Credit Agreement.

The Credit Agreement provides for a $95 million U.S. revolving credit facility, or U.S. revolver, and an €80 million revolving credit facility, or Euro revolver, both with 5-year terms, plus 2 one-year extension options, with the extensions at the discretion of the participating banks. The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0. The increased amount of the facility and its favorable terms provide greater flexibility to pursue various strategic opportunities. Repayment of amounts drawn under the Credit Agreement may be accelerated in limited circumstances, which include events of default not timely cured and change of control events. Under the Credit Agreement, interest rates are at market rates, based on the London Interbank Offered Rate, or LIBOR, for U.S. dollar borrowings and the Euro Interbank Offered Rate, or EURIBOR, for euro borrowings, plus an applicable margin that varies from 0.35 percent to 0.75 percent per annum depending on the Net Debt to Adjusted EBITDA Ratio, as defined in the Credit Agreement. The Company incurs commitment fees at an annual rate of either 0.30 or 0.35 percent of the applicable margin on the committed amounts not drawn, depending on the Net Debt to Adjusted EBITDA Ratio as defined in the Credit Agreement. The U.S. parent guarantees borrowings by SMF under the Euro Credit Facility. The U.S. parent also has the ability to borrow under the Euro Credit Facility, although the Company does not currently anticipate doing so. The Company had $30.0 million available for additional borrowing under its U.S. revolver and €80.0 million available under its Euro revolver at December 31, 2006.

Effective November 2006, the Company entered into an interest rate swap agreement to fix the LIBOR rate on $30 million of its variable-rate long-term debt at 5.13 percent. This had the effect of fixing the Company’s interest rate, including margin, at 5.48 percent on $30 million of its debt as of December 31, 2006. The Company’s only other interest rate swap agreement in effect during 2005 or 2006 ended January 31, 2005. The impact of this swap agreement on the consolidated financial statements was not significant as of and for the year ended December 31, 2006.

French Employee Profit Sharing

At both December 31, 2006 and 2005, long-term debt other than the 5-Year Revolvers primarily consisted of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended as to whether to invest the funds in a financial institution or to invest the funds with their respective employer. To the extent that funds are invested with the Company, these amounts bear interest at the 5-year treasury note rate in France, 4.02 percent and 3.79 percent at December 31, 2006 and 2005, respectively, and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

Bank Overdraft and Other

The Company also has bank overdrafts available totaling $36.3 million, of which $6.2 million was outstanding at December 31, 2006 and reported as current debt on the consolidated balance sheet. Interest is incurred on outstanding amounts at market rates. No commitment fees are paid on the unused portion of these facilities.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other credit facilities consist of French segment debt from governmental and commercial institutions primarily related to environmental capital improvements and in Brazil from governmental financing programs and bank institution’s advances on secured receivables. The French segment debt has deferred capital repayment terms and interest rates of zero percent. The Brazilian segment debt has interest rates ranging from 11 to 17 percent.

Principal Repayment

Under the Company’s Credit Agreement, it selects an “interest period” for each of its borrowings under its 5-Year Revolvers. Being a revolving credit arrangement, the Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company expects to continue to file notices of continuation related to its 5-Year Revolvers borrowings outstanding at December 31, 2006 such that those amounts are not expected to be repaid prior to the July 2011 expiration of the Credit Agreement, and therefore presented those obligations as expected to be repaid in 2011. Following are the expected maturities for the Company’s debt obligations as of December 31, 2006 (dollars in millions):

2007	$17.1
2008	4.6
2009	4.0
2010	3.1
2011	68.1
Thereafter	0.4
$97.3

Fair Value of Debt

At December 31, 2006 and 2005, the estimated fair value of the Company’s current and long-term debt approximated the carrying amount. These fair values were based on quoted market prices for the same or similar debt or on current rates offered to us for obligations with the same maturities.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Income Taxes

An analysis of the provision (benefit) for income taxes follows (dollars in millions):

	For the Years Ended December 31,
	2006	2005	2004
Current income taxes:
U.S. Federal	$0.9	$0.4	$2.1
U.S. State	0.1	0.1	0.3
Foreign	5.4	8.0	7.6
	6.4	8.5	10.0
Deferred income taxes:
U.S. Federal	(1.5)	(1.1)	(5.8)
U.S. State	(0.2)	(0.2)	(0.8)
Foreign	(8.9)	3.2	8.7
	(10.6)	1.9	2.1
Total	$(4.2)	$10.4	$12.1

Income before income taxes included income of $0.8 million in 2006, $40.7 million in 2005 and $60.8 million in 2004 from operations outside the United States.

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows (dollars in millions):

	For the Years Ended December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rate	$(0.2)	35.0%	$12.5	35.0%	$19.4	35.0%
Adjustments of U.S. foreign tax credits and corresponding valuation allowances	0.2	(35.0)	1.6	3.4	(1.5)	(2.7)
Decreased French tax rate for 2005 and beyond	—	—	—	—	(1.0)	(1.8)
Favorable court decision in French tax bond case	—	—	—	—	(0.7)	(1.3)
Other foreign taxes, net	(3.7)	528.6	(3.2)	(9.0)	(3.5)	(6.3)
Other, net	(0.5)	71.4	(0.5)	(0.2)	(0.6)	(1.1)
Provision (benefit) for income taxes	$(4.2)	600.0%	$10.4	29.2%	$12.1	21.8%

The 2006 income tax benefit of $4.2 million resulted from the reduced income impacted by restructuring expenses, changes in the geographic mix of taxable earnings or losses of the Company’s businesses and the favorable tax impact of its foreign holding company structure.

The comparison of the Company’s effective income tax rate in 2005 compared with 2004 was impacted by adjustments in 2005 and 2004 to valuation allowances recorded against deferred income tax assets. The 2005 provision resulted from the effects of a domestic loss in 2005 on foreign tax credit carryforwards, the benefit of which is not currently expected to be fully realized prior to expiration of the credits. The comparison was also impacted by the adjustments to 2004 related to the change in French statutory tax rate enacted in 2004 and a benefit related to a favorable court decision in a French tax bond case.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in the $3.7 million, $3.2 million and $3.5 million favorable effects of other foreign taxes, net in 2006, 2005 and 2004, respectively, were net benefits of $3.1 million, $2.5 million and $3.0 million, respectively, from restructuring of the Company’s foreign operations implemented in the second quarter of 2003, which provides net foreign tax deductions for which income tax benefits have been recognized.

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

Deferred income tax assets (liabilities) were comprised of the following (dollars in millions):

	December 31,
	2006	2005
Current deferred income tax assets attributable to:
Inventories	$0.8	$1.3
Postretirement and other employee benefits.	0.7	1.3
Other accrued liabilities	2.9	2.7
Valuation allowances	(0.4)	—
Other	0.1	2.0
Net current deferred income tax assets	$4.1	$7.3
Noncurrent deferred income tax assets attributable to:
Operating loss and tax credit carryforwards	$12.0	$11.2
Postretirement and other employee benefits	14.9	16.5
Accumulated depreciation and amortization	(9.6)	(12.8)
Valuation allowances	(5.4)	(5.3)
Other	2.5	2.4
Net noncurrent deferred income tax assets	$14.4	$12.0
Noncurrent deferred income tax liabilities attributable to:
Accumulated depreciation and amortization	$(63.4)	$(54.0)
Operating loss and tax credit carryforwards	31.1	15.9
Postretirement and other employee benefits	5.1	2.2
Other	(1.8)	(4.3)
Net noncurrent deferred income tax liabilities	$(29.0)	$(40.2)

The net noncurrent deferred income tax assets relate to the U.S., Spanish and Philippine tax jurisdictions and the net noncurrent deferred income tax liabilities relate to the French, Brazilian, Indonesian and Canadian tax jurisdictions. Total deferred income tax assets were $74.2 million, and $59.5 million at December 31, 2006 and 2005, respectively. Total deferred income tax liabilities were $84.7 million and $80.4 million at December 31, 2006 and 2005, respectively.

Under French tax law, net operating loss carryforwards, or NOLs, incurred through December 31, 1994 by SMF subsidiaries unrelated to the Company’s businesses were retained by SMF as of January 1, 1995

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

following SMF’s distribution of those subsidiaries to Kimberly-Clark Corporation in the 1995 spin-off of Schweitzer-Mauduit. In addition to SMF’s remaining NOLs, NOLs have been generated since 2003 by the SMH tax group in France and by SM-Spain since its formation in 1997.

The following summarizes the changes in the Company’s NOLs and the related noncurrent deferred income tax asset and valuation allowance for the years ended December 31, 2006, 2005 and 2004 (dollars in millions):

		Total	Valuation	Net
	NOLs	Asset	Allowance	Asset
Amount at December 31, 2003	$50.4	$17.7	$(2.4)	$15.3
2004 utilization, net of generated	(1.3)	(0.5)	(0.1)	(0.6)
Decrease in French income tax rate	—	(0.4)	—	(0.4)
Currency translation effect	4.0	1.5	(0.3)	1.2
Amount at December 31, 2004	53.1	18.3	(2.8)	15.5
2005 generated, net of utilization	7.9	2.6	(0.1)	2.5
Currency translation effect	(6.8)	(2.5)	0.4	(2.1)
Amount at December 31, 2005	54.2	18.4	(2.5)	15.9
2006 generated, net of utilization	39.8	13.5	(0.2)	13.3
Currency translation effect	7.7	2.6	(0.3)	2.3
Amount at December 31, 2006	$101.7	$34.5	$(3.0)	$31.5

Under current tax laws governing the tax jurisdictions in which the Company has NOLs, remaining NOLs in France and Brazil carry forward indefinitely, NOLs in the Philippines expire 3 years subsequent to the year generated and NOLs in Spain expire the later of 10 years subsequent to the year generated or 10 years subsequent to the first year of taxable income in Spain (which was 2000). Of the $101.7 million of NOLs available at December 31, 2006, $0.9 million will expire in 2009 if not utilized against taxable income in the Philippines, and $6.3 million, $1.1 million, $0.3 million, $0.4 million and $0.6 million will expire in 2010, 2012, 2014, 2015 and 2016, respectively, if not utilized against taxable income in Spain. The remaining $92.1 million of NOLs are in France and Brazil and have no expiration date. Valuation allowances related to NOLs in Spain totaled $3.0 million as of December 31, 2006, fully reserving the related deferred tax asset in Spain. Although realization is not assured, the Company believes it is more likely than not that the net deferred tax asset of $31.5 million, all of which relates to the NOLs in France, Brazil and the Philippines, will be realized. However, that amount could change if, among other considerations, estimates of future taxable income or income tax regulations or interpretations change during the carryforward periods.

The following table summarizes the deferred income tax assets related to operating loss (shown above) and tax credit carryforwards and associated valuation allowances as of December 31, 2006 (dollars in millions):

	Total	Valuation	Net
	Asset	Allowance	Asset
Net operating loss carryforwards	$34.5	$(3.0)	$31.5
Foreign tax credit carryforwards	3.0	(1.4)	1.6
Federal research and U.S. states tax credit carryforwards	2.7	(1.4)	1.3
Federal AMT credit carryforwards	2.9	—	2.9
	$43.1	$(5.8)	$37.3

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the NOLs above, the Company has generated foreign tax credits in excess of the amount of foreign tax credits utilized in its U.S. federal income tax returns, as well as federal research credits, certain state credits, primarily for investments in fixed assets in those states, and federal alternative minimum tax, or AMT, credits. The amount of cumulative excess foreign tax credits, including estimates of credits expected to be generated and utilized in 2006, totaled $3.0 million at December 31, 2006. These credits carryforward 10 years from the date generated based on provisions of the American Jobs Creation Act of 2004, and because of this extended carryforward period, and the current and forecasted profitability of the Company’s U.S. business operations, it currently foresees being able to realize a financial benefit from a portion of these foreign tax credits prior to their expiration. These assets were partially reserved at December 31, 2006 with a valuation allowance of $1.4 million. The federal research credits and various U.S. state credits are estimated to total $2.7 million as of December 31, 2006, of which the Company has estimated that $1.3 million of these credits will be realized prior to their expiration and thus have a valuation allowance of $1.4 million at December 31, 2006. The Company’s federal AMT credits, related to its filed 2005 and prior year tax returns, totaled $2.9 million at December 31, 2006. These federal AMT credits carry forward indefinitely and no valuation allowance has been recorded.

Note 6. Postretirement and Other Benefits

The Company adopted SFAS No. 158 as of December 31, 2006. SFAS No. 158 requires the Company to recognize the unfunded status of its postretirement benefit plans, measured as the difference between the projected benefit obligations and plan assets at fair value, in its consolidated balance sheet as of December 31, 2006. The adoption of SFAS No. 158 had the following effects on the consolidated balance sheet as of December 31, 2006 (dollars in millions):

Pension and other postretirement benefits	$13.7
Deferred income taxes	(5.0)
Total liabilities	$8.7
Accumulated other comprehensive loss, net of tax	$(8.7)
Total stockholders’ equity	$(8.7)

North American Pension and Postretirement Healthcare and Life Insurance Benefits

The U.S. segment has defined benefit retirement plans that cover substantially all full-time employees. Retirement benefits are based on either a cash balance benefit formula or a final average pay formula for certain employees who were “grandfathered” and retained retirement benefits under the terms of the plan prior to amendment of the plan to include a cash balance benefit formula. For employees under the cash balance formula, the Company annually credits to the employee’s account balance a retirement contribution credit, which is a percentage of the employee’s earnings based on age and years of vesting service in the plan, and an interest credit, based on the average yield for 30-year treasury bills. For employees under the final average pay formula, retirement benefits are based on years of service and generally on the average compensation earned in the highest 5 of the last 15 years of service.

In July 2005, the Company froze benefits related to its defined benefit pension plan for U.S. salaried employees as of December 31, 2005. The plan was not terminated and benefits accrued as of December 31, 2005 will continue to be paid in accordance with the plan terms. This suspension of additional benefits for future service qualified this action for curtailment under SFAS No. 88. This action necessitated a

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remeasurement of the Company’s accumulated benefit obligation under its U.S. pension plan and resulted in a curtailment gain of $0.8 million in 2005. As part of the remeasurement, the Company modified the discount rate and other assumptions to reflect a demographic assumption study.

In May 2006, the Company implemented the terms of its last and final offer following an impasse in negotiations with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union on a collective bargaining agreement for the Lee Mills that had been extended since its original expiration date of July 31, 2005. Pursuant to the terms of the offer that the Company unilaterally implemented, all affected hourly employees at the Lee Mills were notified that the further accrual of benefits under their defined benefit pension plan would be frozen as of July 17, 2006. This termination of the accrual of additional benefits for future service qualified this action for curtailment under SFAS No. 88. Consequently, hourly employees at the Lee Mills do not earn any additional benefits for future service (years or earnings) under the defined benefit plan beginning July 17, 2006. This action is expected to reduce the Company’s future annual pension expense and pension fund contribution requirements. The plan was not terminated, and benefits accrued as of July 17, 2006 will continue to be paid in accordance with the plan terms. Allowable employee contributions and the employer matching percentage for the defined contribution, or 401(k), plan for the Lee Mills hourly employees were modified to partially offset the resulting employee pension benefit reduction.

The Lee Mills action necessitated a remeasurement of the Company’s accumulated benefit obligation under the U.S. pension plan and resulted in a curtailment gain of $0.1 million during the second quarter of 2006. As part of this remeasurement, the Company increased the discount rate assumption from 5.75 percent to 6.50 percent to reflect changes in market interest rates. Other actuarial assumptions (primarily asset returns, wage rate increases, plan population, retirement assumptions, mortality table and cash balance crediting rate) remained consistent with those previously disclosed.

In accordance with SFAS No. 88, the Company calculated its curtailment gain by first remeasuring its plan assets and projected benefit obligation, or PBO, as of the date of the curtailment, excluding the effects of the curtailment, but including the effects of the changes in assumptions. The Company then remeasured the plan assets and the PBO using the effects of the curtailment. This enabled the Company to isolate the effect of the curtailment on the PBO, without affecting the measurement for any change in the actuarial assumptions since the prior measurement date.

Canadian retirement benefit plan assets and liabilities are immaterial and therefore are not included in the following disclosures for 2006. The Company’s U.S. employee pension plans accounted for approximately 80 percent of its total pension plan assets and total accumulated benefit obligations as of December 31, 2006.

As of December 31, 2006, there were a total of 466 active employees covered by the plan’s final average pay benefit formula and 182 active employees covered by the plan’s cash balance benefit formula. There were also a total of 292 plan participants collecting monthly benefits under the plan’s final average pay benefit formula.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The U.S. segment also has unfunded healthcare and life insurance benefit plans which cover substantially all of its retirees. Certain employees, who were “grandfathered” and retained benefits under the terms of the Company’s plans prior to certain past amendments, receive retiree healthcare coverage at rates it subsidizes. For other eligible employees, retiree healthcare coverage access is offered at full cost to the retiree. The postretirement healthcare plans include a limit on the U.S. segment’s share of costs for current and future retirees. The U.S. segment’s retiree life insurance plans are noncontributory. The Company’s Canadian postretirement benefits liability is immaterial and therefore is not included in the following disclosures.

The Company uses a measurement date of December 31 for its pension and other postretirement healthcare and life insurance benefit plans. The funded status of these U.S. plans as of December 31, 2006 and 2005 was as follows (dollars in millions):

			Healthcare and
	Pension Benefits		Life Insurance Benefits
	2006	2005	2006	2005
Change in Projected Benefit Obligation (PBO):
Projected benefit obligation at beginning of year	$112.7	$107.5	$13.7	$14.7
Service cost	1.5	2.7	0.3	0.3
Interest cost	6.6	6.4	0.7	0.8
Actuarial (gain) loss	(0.1)	4.6	0.6	0.1
Plan amendments	—	—	(0.2)	(0.6)
Participant contributions	—	—	0.5	0.3
Curtailment benefit	(3.2)	(4.3)	—	—
Gross benefits paid	(5.6)	(4.2)	(2.4)	(1.9)
Projected benefit obligation at end of year	$111.9	$112.7	$13.2	$13.7
Change in Plan Assets:
Fair value of plan assets at beginning of year	$77.4	$67.5	$—	$—
Actual return on plan assets	7.4	4.7	—	—
Employer contributions	5.0	9.4	1.9	1.6
Participant contributions	—	—	0.5	0.3
Gross benefits paid	(5.6)	(4.2)	(2.4)	(1.9)
Fair value of plan assets at end of year	$84.2	$77.4	$—	$—
Funded status at end of year	$(27.7)	$(35.3)	$(13.2)	$(13.7)
Unrecognized actuarial losses	—	37.4	—	2.2
Unrecognized prior service cost and net transition obligation	—	(0.2)	—	(0.9)
Net amount recognized	$(27.7)	$1.9	$(13.2)	$(12.4)
Amounts recognized in the balance sheet consist of:
Accrued asset (liability)		$1.9		$(12.4)
Additional minimum liability		(29.1)		—
Accumulated other comprehensive loss		29.1		—
Net asset (liability) recognized in the balance sheet		$1.9		$(12.4)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The projected and accumulated pension benefit obligations exceeded the fair value of pension plan assets for all of the Company’s U.S. defined benefit pension plans as of December 31, 2006 and 2005, as follows (dollars in millions):

	2006	2005
Projected benefit obligation	$111.9	$112.7
Accumulated benefit obligation	107.7	104.6
Fair value of plan assets	84.2	77.4

As of December 31, 2006, the amounts in accumulated other comprehensive loss that have not been recognized as components of net periodic benefit cost for the U.S. pension and other postretirement benefit plans are as follows (dollars in millions):

	Pension Benefits	OPEB	Total
Accumulated loss	$31.7	$2.8	$34.5
Prior service credit	(0.1)	(1.1)	(1.2)
Accumulated other comprehensive charge	$31.6	$1.7	$33.3

The amounts in accumulated other comprehensive loss at December 31, 2006, which are expected to be recognized as components of U.S. net periodic benefit cost in 2007 are as follows (dollars in millions):

	Pension Benefits	OPEB	Total
Amortization of accumulated loss	$2.1	$0.1	$2.2
Amortization of prior service credit	—	(0.2)	(0.2)
Total	$2.1	$(0.1)	$2.0

Assumptions are used to determine the Company’s benefit obligations. The rate used to discount the Company’s PBO back to a present value is called the discount rate. The discount rate fluctuates from year to year based on current market interest rates for high-quality fixed-income investments. The Company also evaluates the expected average duration of its pension obligations in determining its discount rate. A change in the discount rate assumption of 0.25 percent would change its estimated 2007 U.S. pension expense by approximately $0.3 million. An assumed long-term rate of compensation increase is also used to determine the projected benefit obligations. The weighted average assumptions used to determine benefit obligations as of December 31, 2006 and 2005 were as follows:

			Healthcare and
	Pension Benefits		Life Insurance Benefits
	2006	2005	2006	2005
Discount rate	6.00%	5.75%	6.00%	5.75%
Rate of compensation increase	3.50%	3.50%	—	—

For purposes of measuring the postretirement healthcare benefit obligation, the following assumptions were used at December 31, 2006 and 2005:

	2006	2005
Health care cost trend rate assumed for next year	9.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2012	2009

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A 1-percentage point increase or decrease in the healthcare cost trend rate would have a nominal effect on the total of the service and interest cost components of the postretirement benefit obligation, as well as the total postretirement benefit obligation, at December 31, 2006.

The components of net pension and postretirement healthcare and life insurance benefit costs for U.S. employees for the years ended December 31, 2006, 2005 and 2004 were as follows (dollars in millions):

	Pension Benefits			Healthcare and Life Insurance Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$1.5	$2.7	$2.7	$0.3	$0.3	$0.3
Interest cost	6.6	6.4	6.0	0.8	0.7	0.9
Expected return on plan assets	(7.0)	(6.7)	(6.2)	—	—	—
Amortizations and other	2.0	2.9	1.8	(0.1)	(0.1)	(0.1)
Curtailment credit	(0.1)	(0.8)	—	—	—	—
Net periodic benefit cost	$3.0	$4.5	$4.3	$1.0	$0.9	$1.1

Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The expected long-term rate of return on plan assets is used to reduce the expected gross periodic cost of the Company’s benefits by that amount expected to be earned on assets of the plan. The expected long-term target rate of return on plan assets is based upon the Company’s projected investment mix of plan assets, the assumption that future returns will be close to the historical long-term rate of return experienced for equity and fixed income securities and a 10 to 15 year investment horizon, so that fluctuations in the interim should be viewed with appropriate perspective. A change in the long-term rate of return assumption of 0.25 percent would change the Company’s estimated 2007 U.S. pension expense by approximately $0.2 million. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Pension Benefits					Healthcare and Life Insurance Benefits
	2006		2005		2004	2006	2005	2004
Discount rate	6.50	%(1)	5.25	%(2)	6.00%	5.75%	5.75%	6.00%
Expected long-term rate of return on plan assets	9.00%		9.00%		9.00%	—	—	—
Rate of compensation increase	3.50%		3.50%		3.50%	—	—	—

(1)          For the period of June 1, 2006 to December 31, 2006, the discount rate was increased to 6.50 percent from 5.75 percent.

(2)          For the period of July 1, 2005 to December 31, 2005, the discount rate was decreased to 5.25 percent from 5.75 percent.

The Company’s investment strategy with respect to its U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure the plans’ fiscal health. The primary goal of the Company’s pension plans is to maintain the highest probability of assuring future benefit payments to participants while providing growth of capital in real terms. To achieve this goal, the investment philosophy is to protect plan assets from large investment losses, particularly over time, while

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

growing the assets as fast as prudently possible. While there cannot be complete assurance that the objectives will be realized, the Company believes that the likelihood of realizing the objectives is reasonably high based upon this investment philosophy. The Company has an investment committee that meets formally on a periodic basis to review the portfolio returns and to determine asset mix targets. U.S. pension plan asset’s target allocation by asset category for 2007 and actual allocation by asset category at December 31, 2006 and 2005 were as follows:

Asset Category	2007 Target	December 31, 2006	December 31, 2005
Cash and cash equivalents	—%	—%	3%
Equity securities*	60	63	66
Fixed income securities	20	18	21
Alternative investments**	20	19	10
Total	100%	100%	100%

*                    Target allocation for equity securities for 2007 includes 10 percent in international equity securities and 10 percent in domestic small company equity securities with the balance of the allocation in domestic large company equity securities. None of the Company’s pension plan assets are targeted for investment in SWM stock, except that it is possible that 1 or more mutual funds held by the plan could hold shares of SWM.

**             Investments in this category include hedge funds.

The Company expects the following estimated undiscounted future pension and postretirement healthcare and life insurance benefit payments, which are to be made from pension plan and employer assets, net of amounts that will be funded from retiree contributions, and which reflect expected future service, as appropriate (dollars in millions):

	Pension Benefits	Healthcare and Life Insurance Benefits
2007	$4.7	$1.1
2008	5.2	1.1
2009	5.7	1.1
2010	6.1	1.1
2011	6.5	1.1
2012-2016	40.0	5.2

Although the Company will not be required to make cash contributions to its U.S. pension plan trust in 2007, it currently expects to contribute approximately $7 to $12 million during 2007 to its U.S. and French pension plans in order to help improve the funded status of these plans. The Company expects to pay approximately $1 million during 2007 to cover its U.S. postretirement healthcare and life insurance benefit payments.

French Pension Benefits

In France, employees are covered under a government-administered program. Also, the Company’s French operations sponsor retirement indemnity plans, which pay a lump sum retirement benefit to all of its permanent employees who retire. In addition, the Company’s French operations sponsor a supplemental executive pension plan, which is designed to provide a retirement benefit up to 65 percent of

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

final earnings, depending upon years of service, and the formula for which the employee is eligible. As of December 31, 2006, there were a total of 181 active and 14 retired employees in the supplemental executive pension plan. Plan assets are principally invested in the general asset portfolio of a French insurance company.

The Company uses a measurement date of December 31 for its French pension plans. The funded status of these plans as of December 31, 2006 and 2005 was as follows (dollars in millions):

	2006	2005
Change in Projected Benefit Obligation (PBO):
Projected benefit obligation at beginning of year	$42.6	$45.6
Service cost	1.9	1.7
Interest cost	1.7	1.9
Actuarial (gains) losses	(3.1)	0.1
Participant contributions	(1.3)	—
Gross benefits paid	(1.0)	(0.9)
Currency translation effect	2.8	(5.8)
Projected benefit obligation at end of year	$43.6	$42.6
Change in Plan Assets:
Fair value of plan assets at beginning of year	$27.5	$26.3
Actual return on plan assets	0.5	1.3
Employer contributions	1.4	4.3
Gross benefits paid	(2.3)	(0.9)
Currency translation effect	3.2	(3.5)
Fair value of plan assets at end of year	$30.3	$27.5
Funded status at end of year	$(13.3)	$(15.1)
Unrecognized actuarial losses	—	17.6
Unrecognized prior service cost and net transition obligation	—	0.7
Net amount recognized	$(13.3)	$3.2
Amounts recognized in the balance sheet consist of:
Accrued asset		$3.2
Additional minimum liability		(9.4)
Intangible asset		0.6
Accumulated other comprehensive loss		8.2
Net asset recognized in the balance sheet		$2.6

The projected and accumulated pension benefit obligations exceeded the fair value of pension plan assets for all of the Company’s French defined benefit pension plans as of December 31, 2006 and 2005, as follows (dollars in millions):

	2006	2005
Projected benefit obligation	$43.6	$42.6
Accumulated benefit obligation	37.7	33.7
Fair value of plan assets	30.3	27.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2006, the amounts in accumulated other comprehensive loss that have not been recognized as components of net periodic benefit cost for the French pension plans are as follows (dollars in millions):

Accumulated loss	$7.7
Prior service credit	0.3
Accumulated other comprehensive charge	$8.0

The amounts in accumulated other comprehensive loss at December 31, 2006, which are expected to be recognized as components of the French net periodic benefit cost in 2007 are as follows (dollars in millions):

Amortization of accumulated loss	$0.7
Amortization of prior service credit	—
Total	$0.7

The weighted average assumptions used to determine the Company’s French pension benefit obligations as of December 31, 2006 and 2005 were as follows:

	2006	2005
Discount rate	4.30%	4.30%
Rate of compensation increase	2.25%	3.00%

The components of net periodic pension costs for French employees for the years ended December 31, 2006, 2005 and 2004 were as follows (dollars in millions):

	2006	2005	2004
Service cost	$1.9	$1.7	$1.8
Interest cost	1.7	1.9	1.9
Expected return on plan assets	(1.3)	(1.4)	(1.0)
Amortizations and other	0.7	0.9	1.0
Net periodic pension cost	$3.0	$3.1	$3.7

The weighted average assumptions used to determine net periodic benefit costs for the French pension plans for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Discount rate	4.30%	5.75%	5.25%
Expected long-term rate of return on plan assets	4.75%	4.75%	5.50%
Rate of compensation increase	3.00%	3.50%	3.50%

Other Foreign Pension Benefits

In Brazil and Indonesia, employees are covered under a government-administered program. In the Philippines, the employee pension and postretirement benefits are not significant and therefore are not included.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Benefits

Substantially all of the Company’s U.S. employees have been given the opportunity to participate in a voluntary retirement savings plan. Under the plan, the Company matches a portion of employee contributions. Employees may reallocate their respective account balances, including any balances in the Company’s Common Stock, amongst any number of available investment choices under the plan provisions on a daily basis. The Company’s cost under the plan reflected in the accompanying consolidated income statements was $1.5 million for 2006 and $1.0 million for both 2005 and 2004. At December 31, 2006 and 2005, 500,000 shares of the Company’s Common Stock were reserved for issuance under the plan, none of which had been issued as of December 31, 2006. The shares may, at the Company’s option, be used to satisfy its liability for matching contributions. The Company also provides U.S. executives, certain other key personnel and its directors the opportunity to participate in deferred compensation plans. Those participating employees can elect to defer a portion of their salaries and certain other compensation. Those participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as deferred stock unit credits. The Company’s liability balance under these plans totaled $4.8 million and $3.7 million at December 31, 2006 and 2005, respectively, which were included on the consolidated balance sheet in Other Liabilities. In connection with these plans, as well as the Company’s supplemental retirement and severance plans, it has a grantor trust into which it has contributed funds toward its future obligations under the various plans (See Note 2). The balance of grantor trust assets totaled $4.7 million and $3.9 million at December 31, 2006 and 2005, respectively, which were included in Other Assets on the consolidated balance sheet.

In accordance with French law, certain salaried employees in France may accumulate unused regular vacation and supplemental hours of paid leave that can be credited to an individual’s Compte Epargne Temps, or CET. The CET account may grow over an individual’s career and the hours accumulated may be withdrawn upon retirement or under other special circumstances at the individual’s then current rate of pay. The balance of the Company’s liability for this program reflected in the accompanying consolidated balance sheet in Other Liabilities was $5.5 million and $5.1 million at December 31, 2006 and 2005, respectively.

Note 7. Stockholders’ Equity

Equity Participation Plan

Prior to 2006, the Company’s Equity Participation Plan provided that eligible employees were granted stock options which, when exercised, gave the recipient the right to purchase its Common Stock at a price no less than the “fair market value” (as defined in the Equity Participation Plan) of such stock at grant date. The Equity Participation Plan expired in 2005 and was not renewed.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents stock option activity for the years 2006, 2005 and 2004:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	1,162,592	$24.48	1,360,393	$21.54	1,585,639	$19.99
Granted	—	—	200,100	32.79	187,900	30.24
Forfeited	—	—	(18,200)	29.10	(5,000)	23.19
Exercised	(135,200)	16.01	(379,701)	18.12	(408,146)	19.49
Outstanding at end of year	1,027,392	25.59	1,162,592	24.48	1,360,393	21.54
Options exercisable at year-end	1,013,392	$25.59	1,054,312	$24.44	904,943	$19.02
Weighted-average per share fair value of options granted during the year			$8.64		$9.86

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$13.00 to $15.69	73,427	2.1 years	$15.52	73,427	$15.52
$19.35	109,044	4.0	19.35	109,044	19.35
$22.70 to $28.02	486,121	5.6	23.86	472,121	23.80
$30.17 to $34.55	358,800	7.4	31.89	358,800	31.89
$13.00 to $34.55	1,027,392	5.8 years	$25.59	1,013,392	$25.59

Restricted Stock Plan

Effective December 1999, the Company established a Restricted Stock Plan, or RSP, which is intended to promote its long-term financial success by attracting and retaining outstanding executive personnel and to motivate such personnel by means of restricted stock grants. The Compensation Committee of the Company’s Board of Directors selects participants and establishes the terms of any grant of restricted stock. The Company’s RSP provides that such a grant immediately transfers ownership rights in shares of its Common Stock to the recipient of the grant, including the right to vote the shares and to receive dividends thereon, at a share price established by the Compensation Committee in its discretion. The recipient’s continued ownership of and right to freely transfer the restricted stock is subject to such conditions on transferability and to such risks of forfeiture as are established by the Compensation Committee at the time of the grant, which may include continued employment with the Company for a defined period, achievement of specified management performance objectives or other conditions established by the Compensation Committee. The number of shares, which may be issued under this RSP, is limited to the lesser of 1,000,000 shares or the number of treasury shares held by the Company as of the date of any grant. No single participant may be awarded, in the aggregate, more than 50 percent of the shares authorized to be issued under the Restricted Stock Plan. As of December 31, 2006, 154,303 restricted shares had been issued under the Restricted Stock Plan of which 80,303 shares of issued

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

restricted stock were not yet vested. The following table presents restricted stock activity for the years 2006 and 2005:

	2006		2005
		Weighted-Average		Weighted-Average
		Fair Value at		Fair Value at
	# of Shares	Date of Grant	# of Shares	Date of Grant
Nonvested restricted shares outstanding at January 1	28,500	$25.43	54,000	$23.56
Granted	70,803	25.26	4,500	33.09
Forfeited	(3,000)	25.97	(2,000)	25.97
Vested	(16,000)	23.62	(28,000)	23.01
Nonvested restricted shares outstanding at December 31,	80,303	25.62	28,500	25.43

Restricted Stock Plan Performance Based Shares

The Company’s Long-Term Incentive Plan, or LTIP, for key executives includes an equity-based award component that is provided through its RSP. The objectives under the LTIP are established for multiple years at the beginning of a performance cycle and are intended to focus management on longer-term strategic goals. The Compensation Committee of the Board of Directors designates participants in the LTIP and RSP and determines the equity-based award opportunity in the form of restricted stock for each performance cycle, which is generally measured on the basis of a 3-year performance period. Performance is measured on a cumulative basis and a portion of each performance cycle’s restricted stock award opportunity may be earned annually. The restricted shares are issued and outstanding when the number of shares becomes fixed, after the annual performance is determined, and such awards vest at the end of the performance cycle. The Company recognizes compensation expense over the performance period based on the fair value of the award, with compensation expense being adjusted cumulatively based on the expected level of achievement of performance goals and its stock price.

Basic and Diluted Shares Reconciliation

A reconciliation of the average number of common shares outstanding used in the calculations of basic and diluted net income (loss) per share follows (in thousand’s). There was no dilutive effect recognized in 2006 because the Company had a net loss.

	For the Years Ended December 31,
	2006	2005	2004
Average number of common shares outstanding	15,393.5	15,150.1	14,842.0
Dilutive effect of:
—stock options	—	248.6	499.9
—restricted stock	—	34.7	61.6
—directors’ deferred stock compensation	—	17.0	18.8
Average number of common and potential common shares outstanding	15,393.5	15,450.4	15,422.3

Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

market prices of the Company’s common shares during the respective periods, as summarized below (shares in thousands). There was no dilutive effect recognized in 2006 because the Company had a net loss.

	For the Years Ended December 31,
	2006	2005	2004
Average number of share equivalents not included	—	336.1	4.8
Weighted-average option price per share	—	$31.04	$33.78
Expiration date of options	—	2008 to	2008 to
		2015	2014
Options outstanding at year-end not included	—	590.0	3.5

Note 8. Commitments and Contingencies

Leases

Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of 1 year as of December 31, 2006 are less than $1.4 million annually over each of the next 5 years. Rental expense under operating leases was $5.5 million for 2006, $6.4 million for 2005 and $4.9 million for 2004.

Other Commitments

A vendor of PdM operates a calcium carbonate plant on-site at the Quimperle, France mill. Under the terms of the agreement, which expires at the end of 2009, the annual minimum contractual commitment is at a quantity and price which would require approximately $2 million of calcium carbonate purchases. Under this agreement, the net raw material price expected to be paid is less than the net price at which the raw material could otherwise be purchased, and thus the commitment is not expected to result in a loss.

In March 2004, LTRI, the Company’s 72 percent indirectly owned subsidiary in France, entered into an agreement with an energy cogeneration supplier whereby the supplier would construct and operate a cogeneration facility at the LTRI mill and supply steam which would be used in the operation of the mill. In April 2004, a similar agreement was entered into with the same supplier to install and operate a cogeneration facility at PdM. These agreements are expected to reduce the energy cost of these mills. The construction phase of the LTRI cogeneration facility was completed late in 2005 and the construction of the PdM cogeneration facility should be completed in the first half of 2007, with the supplier bearing the entire capital cost of both projects. Following start-up of these facilities, LTRI and PdM will be committed to purchasing minimum annual amounts of steam generated by each of these facilities for a period of 15 years under the agreements. These minimum annual commitments together will total approximately $4 million. LTRI’s and PdM’s current and expected requirements for steam are at levels that exceed the minimum levels under the respective contracts.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2006, SWM-B, the Company’s indirect Brazilian subsidiary, entered into the first of a series of agreements for purchased electricity supply and distribution to the mill. These agreements relate to energy supplied to the mill beginning May 1, 2006. The contract for the electrical energy supply is for the period May 1, 2006 to December 31, 2010 to cover 100% of the mill’s consumption of electrical energy. The contract is with CESP, which is the third largest electrical energy producer in Brazil and the largest in the State of Sao Paulo, which is adjacent to the State of Rio de Janeiro. The absolute value of the electric energy to be provided under this contract is estimated at approximately $5 million annually (based on current foreign currency exchange rates) during the contractual period. The contract provides for a fixed price in each of the calendar year periods of the contract. The contract includes a take or pay obligation with the target energy consumption amount based on estimated average consumption by the mill. To the extent that actual consumption for an annual period exceeds the target consumption level by more than 5%, the excess over 105% of target will be priced at market rates. To the extent that consumption for an annual period is less than 90% of target, SWM-B will be required to pay for a consumption amount up to 90% of target and can re-sell the amount in excess of its actual needs at market rates. Annually, the target consumption amount can be revised up or down by as much as 10%.

During October 2006, PdM entered into an agreement for the supply of 100 percent of its requirements for natural gas supply and associated distribution to service its paper mill located in Quimperlè. The contract is with ENI S.p.A., an international energy supplier acting in approximately 70 countries. The contract is for the period April 1, 2007 to April 1, 2008. The value of the natural gas and distribution to be provided under this contract is estimated at approximately $10 million. The contract provides for a fixed price amount per month plus a variable price for each unit of energy used up to a maximum daily volume. The contract may be renewed with all terms and conditions remaining in force with the exception of volumes and contract prices, which are subject to negotiation.

The Company enters into certain other immaterial contracts from time to time for the purchase of certain raw materials. The Company also enters into certain contracts for the purchase of equipment and related costs in connection with its ongoing capital projects, which, at December 31, 2006, totaled $5.5 million.

At the Company’s U.S. segment’s Lee Mills facility, it operates a machine that is owned by Kimberly-Clark. Ownership of the machine was retained by Kimberly-Clark in the 1995 spin-off of the Company as it is operated solely for the purpose of producing a proprietary product used as an in-process material by Kimberly-Clark. Under the contract for its continued operation, the Company essentially invoice Kimberly-Clark the actual costs of operating the machine, including allocations of indirect and fixed overhead costs. While the current term of the contract was scheduled to expire in December 2009, Kimberly-Clark gave notice of early termination on January 27, 2006, which under the contract began an 18 month termination period for the contract. This termination notice was modified in October 2006 and extended the termination period to not earlier than December 31, 2007. While certain of the costs currently invoiced to Kimberly-Clark can be eliminated, the Company may be unable to eliminate a portion of the approximately $2 million of indirect and fixed overhead costs that are currently absorbed by that operation.

As of December 31, 2006, the Company had issued guarantee instruments in connection with certain agreements and as required by regulatory agencies in connection with certain of its ongoing obligations, as follows: (i) The Company issued a surety bond to a standby trust of which the State of Massachusetts is beneficiary beginning in 1998 in the principal amount of $1.5 million related to its ongoing obligation for post-closure monitoring and maintenance of a landfill site. This surety bond was replaced with a letter of

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit for the same principal amount effective April 2003. The Company has a liability recorded at December 31, 2006 of $0.5 million based on its current estimate of the remaining costs to perform such post-closure care. (ii) Since 1995, the Company has issued an annual letter of credit to an insurance company, the current principal amount of which was $1.3 million as of December 31, 2006, in connection with its administration of its workers compensation claims in the United States, for which it has recorded a liability of $1.9 million at December 31, 2006. (iii) The Company began issuing a letter of credit to the Township of East Brunswick, New Jersey beginning in 1988, the current principal amount of which was $0.4 million as of December 31, 2006, in connection with its long-term obligation related to the municipality’s recovery of the cost of installation of a water line to its Spotswood mill, for which the Company has recorded liability of $0.3 million at December 31, 2006. (iv) The Company has certain other letters of credit and surety bonds outstanding at December 31, 2006, which are not material either individually or in the aggregate.

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

The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. One of the 2 assessments related in part to tax periods that predated the Company’s acquisition of Pirahy and is covered in part by an indemnification from the sellers of Pirahy, or Assessment 1 (case number 2001.001.115144-5). The second assessment pertains exclusively to periods that SWM-B owned the Pirahy mill, or Assessment 2 (case number 2001.001.064544-6). While SWM-B is primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owner under the indemnification.

SWM-B has contested the Assessment based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers used in the production of books, newspapers and periodicals, or immune papers, and the raw material inputs used to produce immune papers.

The State of Rio de Janeiro tax authorities, based on appeals of the Assessment, reduced the original amount of Assessment 1 by approximately $1.6 million and denied the Company’s appeal of Assessment 2. Presently, Assessment 1 and Assessment 2 are on appeal in separate proceedings pending before the Superior Tribunal of Justice of Brazil.

SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, since the final resolution involves presentation of the matter to the Supreme Court of Brazil, it is not likely to be finally resolved for several years. Based on the foreign currency exchange rate at December 31, 2006, the Assessment totaled approximately $19.7 million as of December 31, 2006, of which approximately $9.2 million is covered by the above-discussed indemnification. No liability has been recorded in the Company’s consolidated financial statements for the Assessment

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based on its evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

In February 2004, SWM-B filed suit against the State of Rio de Janeiro in the 11th Court of Public sitting in Rio de Janeiro, case number 2004.001.022063-6, to recover ICMS credits previously reversed in 2000 following receipt of the Assessment. After the Assessment was filed against SWM-B, it changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of having received favorable lower court rulings to the Assessment, SWM-B petitioned the court for permission to offset overpaid ICMS taxes against current tax liabilities. The amount of the claim totals approximately $1.8 million, based on the foreign currency exchange rate at December 31, 2006. In August 2006, SWM-B filed an interlocutory appeal, which has not yet been ruled upon. As of December 31, 2006, no asset has been recorded for this potential recovery.

Imposto sobre Produtos Industrializados, or IPI, a form of federal value-added tax in Brazil. Schweitzer-Mauduit do Brasil v. Federal Union, Federal Regional Tribunal sitting in Rio de Janeiro, case number 2004.51.04.000502-4 (March 5, 2004).

SWM-B instituted action in March 2004 to recover credits on past and future purchases of raw materials that are exempt from IPI taxes or that carry an IPI tax rate of zero. The recovery would be in the form of presumed credits that could be applied to offset other IPI tax liabilities. The action for recovery is based on the principle in Brazilian law of non-cumulative taxes. SWM-B received a favorable ruling on most of the merits of its claim. The case is presently on appeal before the Federal Tribunal. The potential recovery of IPI credits, depending upon several contested factors, could be in the range of $10 million to $20 million, which amounts the Company considers a gain contingency and have not recorded in its consolidated financial statements. The final resolution of this matter may entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years.

Indemnification Matters

In connection with the Company’s spin-off from Kimberly-Clark in 1995, it undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to it that were not identified as excluded liabilities in the related agreements. As of December 31, 2006, there are no claims pending under this indemnification that the Company deems to be material.

General Matters

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without a material adverse effect on the Company’s consolidated financial statements.

Environmental Matters

The Company’s operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of the Company’s operations exposes it to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental laws and regulations, it believes that its future cost of compliance with environmental laws, regulations and

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation and monitoring of certain hazardous waste disposal sites, will not have a material adverse effect on its financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on its financial condition or results of operations.

The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada. For these purposes, The Company incurred total capital expenditures of $1.2 million in 2006, and expects to incur approximately $2 million in each of 2007 and 2008, of which no material amount was the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce the Company’s ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on its financial condition or results of operations.

Note 9. Segment Information

General Information

The Company operates and manages 3 reportable segments: United States, or U.S., France and Brazil. These segments are based on the geographical location of the Company’s manufacturing operations. These business segments manufacture and sell cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette, reconstituted tobacco products and paper products used in cigarette packaging, as well as certain non-tobacco industry products. While the products are similar in each segment, they vary based on customer requirements and the manufacturing capabilities of each of the operations. The Philippine and Indonesian financial results are included in the French business segment because the results of the Philippine and Indonesian operations are not material for segment reporting purposes and since the products of the Philippine and Indonesian businesses are coordinated with sales of the Company’s French operations in southeast Asia. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

Tobacco industry products comprised approximately 90 percent of the Company’s consolidated net sales in each of the years 2004 through 2006. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

Information about Sales, Profit and Assets

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company primarily evaluates segment performance and allocate resources based on operating profit (loss) and cashflow.

For purposes of the segment disclosure in the following tables, the term “United States” includes operations in the United States and Canada. The Canadian operations only produce flax fiber used as a raw material in the U.S. operations. The term “France” includes operations in France, the Philippines beginning in 2005 and Indonesia beginning in 2004 because the results of the Philippine and Indonesian operations, which were acquired in June 2005 and February 2004, respectively, are not material for segment reporting purposes and their sales are integrated with sales of the Company’s French operations

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in southeast Asia. Sales of products between segments are made at market prices and elimination of these sales is referred to in the following tables as intersegment sales. Expense amounts not associated with segments are referred to as unallocated expenses. Assets reported by segment represent assets which are directly used by that segment. Unallocated items and eliminations, net include immaterial balances of the Company’s holding company in Spain.

(dollars in millions)	Net Sales
	2006		2005		2004
France	$385.0	58.8%	$416.0	62.1%	$427.0	65.0%
United States	221.8	33.8	215.2	32.1	196.5	29.9
Brazil	67.3	10.3	60.2	9.0	50.2	7.6
Subtotal	674.1	102.9	691.4	103.2	673.7	102.5
Intersegment sales by:
France	(9.8)	(1.5)	(13.6)	(2.0)	(11.2)	(1.7)
United States	(1.2)	(0.2)	(1.1)	(0.2)	(1.1)	(0.2)
Brazil	(7.9)	(1.2)	(6.9)	(1.0)	(3.9)	(0.6)
Subtotal	(18.9)	(2.9)	(21.6)	(3.2)	(16.2)	(2.5)
Consolidated	$655.2	100.0%	$669.8	100.0%	$657.5	100.0%

	Operating Profit (Loss)						Total Assets
	2006		2005		2004		2006		2005
France	$8.1	1 52.8%	$44.6	113.5%	$60.1	104.1%	$395.8	56.8%	$388.3	56.2%
United States	5.2	98.1	(0.7)	(1.8)	0.9	1.6	222.5	31.9	230.0	33.3
Brazil	(0.7)	(13.2)	0.6	1.5	4.5	7.8	78.3	11.3	72.5	10.5
Subtotal	12.6	237.7	44.5	113.2	65.5	113.5	$696.6	100.0%	$690.8	100.0%
Unallocated items and eliminations, net	(7.3)	(137.7)	(5.2)	(13.2)	(7.8)	(13.5)
Consolidated	$5.3	100.0%	$39.3	100.0%	$57.7	100.0%	$696.6	100.0%	$690.8	100.0%

	Capital Spending						Depreciation and Amortization
	2006		2005		2004		2006		2005		2004
France	$5.2	54.2%	$11.6	61.7%	$21.2	45.4%	$21.2	48.8%	$21.2	53.7%	$20.0	54.8%
United States	3.3	34.4	4.6	24.5	12.7	27.2	17.8	41.0	14.6	37.0	14.4	39.5
Brazil	1.1	11.4	2.6	13.8	12.8	27.4	4.4	10.2	3.7	9.3	2.1	5.7
Consolidated	$9.6	100.0%	$18.8	100.0%	$46.7	100.0%	$43.4	100.0%	$39.5	100.0%	$36.5	100.0%

Information about Geographic Areas

Long-lived assets, excluding deferred income tax assets and certain other deferred charges, were $258.7 million, $121.0 million and $46.1 million in France, the United States and Brazil, respectively, as of December 31, 2006, and $242.3 million, $134.0 million and $44.9 million in France, the United States and Brazil, respectively, at December 31, 2005.

For purposes of the geographic disclosure in the following table, net sales are attributed to geographic locations based on the location of the Company’s direct customers (dollars in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Net Sales
	2006	2005	2004
Europe and the former Commonwealth of Independent States	$255.1	$286.4	$288.4
United States	159.6	163.9	161.0
Asia/Pacific (including China)	108.7	109.2	117.6
Latin America	80.3	67.4	55.9
Other foreign countries	51.5	42.9	34.6
Consolidated	$655.2	$669.8	$657.5

Note 10. Major Customers

Philip Morris and BAT, together with their respective affiliates and designated converters, accounted for 40 percent, 49 percent and 48 percent of the Company’s 2006, 2005 and 204 consolidated net sales, respectively.  The loss of 1 or both such customers, or a significant reduction in 1 or both of these customers’ purchases, could have a material adverse effect on its results of operations.

Since January 1, 1993, the Company has been the single source of supply of Cigarette Papers to Philip Morris USA. On December 20, 2006, the Company provided Philip Morris USA with a notice of phase-out of the SSA between the 2 companies, effective December 31, 2006. The notice of phase-out had to be given no later than December 31, 2006 in order to avoid a 4-year extension of the SSA under its present terms. While the Company continues to value its close relationship with Philip Morris USA, it has concluded that the existing SSA no longer adequately addresses current business and industry conditions. It is the Company’s intent to work with Philip Morris USA to replace the SSA with a new form of supply agreement. Under the phase-out terms of the SSA, the Company is obligated to supply up to 100 percent of Philip Morris USA’s annual cigarette, base tipping and plug wrap paper requirements for 2 years (2007 and 2008) at current selling prices, which are subject to potential increases. Philip Morris USA is obligated to purchase from the Company at least 75 percent and 50 percent of its annual cigarette, base tipping and plug wrap paper requirements for the years 2007 and 2008, respectively.

Further, pursuant to an addendum to the SSA, the Company has an exclusive supply arrangement with Philip Morris USA for a jointly-developed banded cigarette paper that is used in LIP cigarettes. The Company produces banded cigarette paper in sufficient quantities to support Philip Morris USA’s commercial sales of LIP cigarettes. The notification of phase-out of the SSA does not affect the supply agreement between the Company and Philip Morris USA concerning banded cigarette paper used to produce LIP cigarettes.

The Company had sales to the minority shareholder of LTRI of $21.6 million, $27.9 million and $28.6 million in 2006, 2005 and 2004, respectively.

The Company’s consolidated accounts receivable at December 31, 2006 and 2005 included balances from Philip Morris and BAT, together with their respective affiliates and designated converters. The percentage of Philip Morris’ balances of consolidated accounts receivable was less than their respective percentages of consolidated net sales. BAT’s balances of consolidated accounts receivable was approximately equal to their respective percentages of consolidated net sales.

The Company performs ongoing credit evaluations on all of its customers’ financial condition and generally does not require collateral or other security to support customer receivables. A substantial portion of the Company’s consolidated accounts receivable are due from companies in the tobacco industry which has been and continues to be under substantial pressure from legal, regulatory and tax

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 11. Supplemental Disclosures

Analysis of Allowances for Doubtful Accounts and Sales Discounts:

	Balance at		Write-offs		Balance
	Beginning	Charged to	and	Currency	at End
	of Period	Expense	Discounts	Translation	of Period
	(dollars in millions)
For the Year Ended December 31, 2006
Allowance for doubtful accounts	$0.5	$0.2	$(0.2)	$—	$0.5
Allowance for sales discounts	—	0.1	(0.1)	—	—
Total	$0.5	$0.3	$(0.3)	$—	$0.5
For the Year Ended December 31, 2005
Allowance for doubtful accounts	$0.5	$0.1	$(0.1)	$—	$0.5
Allowance for sales discounts	—	0.1	(0.1)	—	—
Total	$0.5	$0.2	$(0.2)	$—	$0.5
For the Year Ended December 31, 2004
Allowance for doubtful accounts.	$0.5	$0.1	$(0.1)	$—	$0.5
Allowance for sales discounts	—	0.1	(0.1)	—	—
Total	$0.5	$0.2	$(0.2)	$—	$0.5

Supplemental Cash Flow Information

	For the Years Ended December 31,
	2006	2005	2004
	(dollars in millions)
Interest paid	$6.6	$5.7	$3.6
Interest capitalized	0.1	—	0.2
Income taxes paid	6.1	7.1	9.8

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Quarterly Financial Information (Unaudited)

The following tables summarize the Company’s unaudited quarterly financial data for the years ended December 31, 2006 and 2005 (dollars in millions, except per share amounts):

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$165.4	$162.1	$161.5	$166.2	$655.2
Gross Profit	24.6	22.2	22.7	14.6	84.1
Restructuring Expense(1)	0.5	3.4	12.4	4.8	21.1
Operating Profit (Loss)(1)	9.0	4.2	(2.8)	(5.1)	5.3
Net Income (Loss)(1)	$4.6	$0.7	$(1.7)	$(4.4)	$(0.8)
Net Income (Loss) Per Share:
Basic(1)	$0.30	$0.04	$(0.11)	$(0.28)	$(0.05)
Diluted(1)	$0.30	$0.04	$(0.11)	$(0.28)	$(0.05)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$160.6	$168.2	$165.7	$175.3	$669.8
Gross Profit	24.1	26.2	24.4	22.6	97.3
Operating Profit	9.6	10.7	10.7	8.3	39.3
Net Income	$5.0	$5.8	$5.8	$2.8	$19.4
Net Income Per Share:
Basic	$0.33	$0.39	$0.38	$0.18	$1.28
Diluted	$0.32	$0.38	$0.37	$0.19	$1.26

(1)          2006 results included pretax restructuring expenses in each quarter in connection with the Company’s restructuring activities in the United States and France. The after tax effect of these charges was to reduce net income (loss) and  net income (loss) per share in 2006 as follows (dollars in millions, except per share amounts):

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Income (Loss)	$0.3	$2.2	$8.1	$3.1	$13.7
Net Income (Loss) per share	0.02	0.14	0.52	0.20	0.88

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of

Schweitzer-Mauduit International, Inc. and Subsidiaries

Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income (loss), changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations, its changes in stockholders’ equity and comprehensive income, and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7, in 2006, the Company changed its method of accounting for share based payments to conform to Statement of Financial Accounting Standards No. 123R, “Share Based Payment”. As discussed in Note 6, as of December 31, 2006, the Company changed its method of accounting for defined benefit pension and other postretirement plans to conform to Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 2, 2007

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Last year the Chief Executive Officer submitted a Section 12(a) CEO Certification to the NYSE and the Chief Executive Officer and Chief Financial Officer submitted the certification required under Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to the Form 10-K filed on March 3, 2006.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including its Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Schweitzer-Mauduit International, Inc. have been detected.  As of December 31, 2006, we had no material weaknesses based on our tests using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche, LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Schweitzer Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Schweitzer-Mauduit International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income (loss), changes in stockholders’ equity and comprehensive income, and cash flow for the year ended December 31, 2006 of the Company and our report dated March 2, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 2, 2007

Item 9B.               Other Information

Not applicable.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information concerning our directors is hereby incorporated by reference to our Proxy Statement, dated March 15, 2007. Information with respect to our executive officers is set forth in Part I of this Form 10-K under the caption, “Executive Officers.” Executive officers of Schweitzer-Mauduit are elected to hold office until the next annual meeting of the Board of Directors following the annual meeting of stockholders and until election of successors, subject to removal by the Board. There are no family relationships between any of the directors, or any of our executive officers.

Audit Committee Financial Expert

We have a standing audit committee, or the Audit Committee, in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of Messrs. Kujawa (Chairman), Caldabaugh, Iraola and McCullough. The Board of Directors has determined that Messrs. Kujawa, Caldabaugh, Iraola and McCullough are “independent” as defined under Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act and by the NYSE Independence Standards. The Board of Directors has also determined that Messrs. Kujawa, Caldabaugh, Iraola and McCullough each qualify as an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10 percent of a registered class of its equity securities to file reports with the Securities and Exchange Commission regarding beneficial ownership of Common Stock and other equity securities of the Corporation. Officers, directors and greater than 10 percent stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Information concerning Section 16(a) beneficial ownership reporting is hereby incorporated by reference to our Proxy Statement, dated March 15, 2007.

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

Item 11.                 Executive Compensation

The information in the section of the 2007 Proxy Statement captioned “Executive Compensation,” except the item captioned “Comprehensive Compensation Discussion and Analysis,” is incorporated in this Item 11 by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the sections of the 2007 Proxy Statement captioned “Security Ownership of Management” and “Security Ownership of Certain Beneficial Holders” is incorporated in this Item 12 by reference.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information in the section of the 2007 Proxy Statement captioned “Certain Transactions and Business Relationships” is incorporated in this Item 13 by reference.

Item 14.                 Principal Accountant Fees and Services

The information in the section of the 2007 Proxy Statement captioned “Audit Committee Report” is incorporated in this Item 14 by reference.

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

10.12.9	Amendment No. 7 to the Second Amended and Restated Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of December 31, 2005†.
10.12.10	Amendment No. 6 to the Amended and Restated Addendum to Fine Papers Supply Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc., effective as of December 31, 2005†.
10.13

Natural Gas Supply Agreement, dated October 5, 2006, by and among Papeteries de Mauduit S.A.S. and ENI S.p.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006).

10.14

Credit Agreement, dated July 31, 2006, by and among, Schweitzer-Mauduit International, Inc., Schweitzer-Mauduit France S.A.R.L. and a group of banks (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2006).

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
10.23

Electricity Supply Agreement, dated May 24, 2006, by and among, Schweitzer-Mauduit do Brasil, S.A. and Companhia Energetica do Sao Paulo, or CESP (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2006).

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
	By:	/s/ WAYNE H. DEITRICH
Wayne H. Deitrich Chairman of the Board and Chief Executive Officer
Dated: March 2, 2007		(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ WAYNE H. DEITRICH	Chairman of the Board and	March 2, 2007
Wayne H. Deitrich	Chief Executive Officer (principal executive officer)
/s/ PETER J. THOMPSON	Chief Financial Officer	March 2, 2007
Peter J. Thompson	and Treasurer (principal financial officer)
/s/ WAYNE L. GRUNEWALD	Controller	March 2, 2007
Wayne L. Grunewald	(principal accounting officer)
*	Director	March 2, 2007
Claire L. Arnold
*	Director	March 2, 2007
K.C. Caldabaugh
*	Director	March 2, 2007
Laurent G. Chambaz
*	Director	March 2, 2007
Manuel J. Iraola
*	Director	March 2, 2007
Richard D. Jackson
*	Director	March 2, 2007
Leonard J. Kujawa
*	Director	March 2, 2007
Robert F. McCullough
*	Director	March 2, 2007
Larry B. Stillman

*By:	/s/ JOHN W. RUMELY, JR.	March 2, 2007
John W. Rumely, Jr. Attorney-In-Fact

BOARD OF DIRECTORS

Claire L. Arnold3,4

Chief Executive Officer

Leapfrog Services, Inc.

K.C. Caldabaugh2,4

Principal

Heritage Capital Group

Laurent G. Chambaz

Partner

UGGC & Associes

Wayne H. Deitrich

Chairman of the Board and

Chief Executive Officer

Schweitzer-Mauduit International, Inc.

Manuel J. Iraola2

Chairman of the Board, President
and Chief Executive Officer
Home Xperts Inc. dba
Homekeys

Richard D. Jackson1,3

Chairman of the Board
ebank Financial Services, Inc.

Leonard J. Kujawa2

Independent International
Financial Consultant

Robert F. McCullough2

Independent International
Financial Consultant

Larry B. Stillman3,4

Vice President, Northwest Group
xpedx

OFFICERS

Thierry E. Bellanger

President — French Operations

Wayne H. Deitrich

Chairman of the Board and

Chief Executive Officer

William R. Foust

Vice President — Administration

Wayne L. Grunewald

Controller

Otto R. Herbst

President — the Americas

Widjaja Jiemy

President—Southeast Asian Operations

Paul C. Roberts

Vice President—Strategic Planning and

Implementation

John W. Rumely, Jr.

General Counsel and Secretary

Peter J. Thompson

Chief Financial Officer and Treasurer

Frédéric P. Villoutreix

Chief Operating Officer

[1]	Lead Non-Management Director
[2]	Audit Committee
(Chairman — Leonard J. Kujawa)
[3]	Compensation Committee
(Chairman — Richard D. Jackson)
[4]	Nominating and Governance Committee
(Chairman — K.C. Caldabaugh)

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Form 10-K filing:

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

•       “Net debt to adjusted EBITDA ratio” is a financial measurement used in bank covenants where “Net Debt” is defined as the current portion of long-term debt plus other short-term debt plus long-term debt less cash and cash equivalents, and “Adjusted EBITDA” is defined as net income excluding extraordinary or one-time items, minority interest in earnings, loss from equity affiliates, interest expense, income taxes and depreciation and amortization less amortization of deferred revenue.

•       “Net debt to capital ratio” is current and long-term debt less cash and cash equivalents, divided by the sum of current debt, long-term debt, minority interest and total stockholders’ equity.

•       “Net debt to equity ratio” is current and long-term debt less cash and cash equivalents, divided by minority interest and total stockholders’ equity.

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

•       “Reconstituted tobacco” is produced in 2 forms: leaf, or reconstituted tobacco leaf, and wrapper and binder products. Reconstituted tobacco leaf is blended with virgin tobacco as a design aid to achieve certain attributes of finished cigarettes. Wrapper and binder are reconstituted tobacco products used by manufacturers of cigars.

•       “Restructuring expense” represents expenses incurred in connection with unusual or infrequently occurring activities intended to significantly change the size or nature of the business operations, including significantly reduced utilization of operating equipment, exit of a product or market or a significant workforce reduction.

•       “Tipping paper” joins the filter element to the tobacco-filled column of the cigarette and is both printable and glueable at high speeds.

•       “Wrapper” covers the outside of cigars providing a uniform, finished appearance.

CORPORATE  INFORMATION

Corporate Headquarters 100 North Point Center East Suite 600 Alpharetta, GA 30022-8246 Phone — 800-514-0186 or 770-569-4200 Facsimile — 770-569-4275 http://www.schweitzer-mauduit.com	Transfer Agent and Registrar American Stock Transfer & Trust Company 59 Maiden Lane New York, NY 10038 Phone — 800-937-5449 or 718-921-8200 http://www.amstock.com
Independent Registered Public Accounting Firm Deloitte & Touche, LLP 191 Peachtree Street, Suite 1500 Atlanta, GA 30303

Stockholder Inquiries

We welcome inquiries from stockholders and other interested parties. We do not mail quarterly reports to our stockholders although our quarterly earnings and other press releases and quarterly and annual reports are accessible on our Web site. Alternatively, requests for information, including the e-mailing of quarterly earnings press releases, corporate governance guidelines and Board of Directors’ committee charters can be made through the Investor Relations/Information Requests section of our Web site or can be made in writing and sent to the Investor Relations Department at the Corporate Headquarters address listed above.

Stock Exchange The Common Stock of Schweitzer-Mauduit International, Inc. is listed on the New York Stock Exchange. The ticker symbol is SWM.	Annual Meeting The Annual Meeting of Stockholders will be held on April 26, 2007, at 11:00 a.m. at our Corporate Headquarters located at 100 North Point Center East, Suite 600, Alpharetta, Georgia.