Form 10-Q
period 2007-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2007-05-09
CIK 1000623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐                    Accelerated filer  ☒                            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 15,706,198 shares of common stock, par value $0.10 per share, of the registrant outstanding as of May 4, 2007.

*     These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

PART I

ITEM 1.  FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006

Net Sales	$170.3	$165.4
Cost of products sold	142.0	140.8

Gross Profit	28.3	24.6

Selling expense	5.6	5.6
Research expense	2.0	1.8
General expense	8.9	7.7
Total nonmanufacturing expenses	16.5	15.1

Restructuring expense (see Note 4)	2.7	0.5

Operating Profit	9.1	9.0

Interest expense	1.3	1.4
Other income, net	0.1	—

Income Before Income Taxes, Minority Interest and Loss from Equity Affiliates	7.9	7.6

Provision for income taxes	1.9	2.0
Minority interest in earnings ofsubsidiaries	1.7	1.0
Loss from equity affiliates	0.1	—

Net Income	$4.2	$4.6

Net Income Per Share:

Basic	$0.27	$0.30

Diluted	$0.27	$0.30

Cash Dividends Declared Per Share	$0.15	$0.15

Weighted Average Shares Outstanding:

Basic	15,497,000	15,354,400

Diluted	15,719,300	15,530,200

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share amounts)

	March 31, 2007	December 31, 2006 (1)
	(Unaudited)	(Restated)
ASSETS

Current Assets
Cash and cash equivalents	$9.7	$13.7
Accounts receivable	94.5	88.9
Inventories	125.2	119.2
Other current assets	14.1	14.3
Total Current Assets	243.5	236.1

Property, Plant and Equipment, net	418.4	416.8
Other Assets	49.7	44.2

Total Assets	$711.6	$697.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current debt	$15.3	$17.1
Accounts payable	60.9	62.5
Accrued expenses	87.1	82.4
Current deferred revenue	6.0	6.0
Total Current Liabilities	169.3	168.0

Long-Term Debt	85.2	80.2
Pension and Other Postretirement Benefits	52.2	54.2
Deferred Income Tax Liabilities	29.7	29.0
Deferred Revenue	22.5	24.1
Other Liabilities	23.7	23.0
Total Liabilities	382.6	378.5

Minority Interest	17.6	15.6

Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 16,078,733 shares issued; 15,610,770 and 15,517,390 shares outstanding at March 31, 2007 and December 31, 2006, respectively	1.6	1.6
Additional paid-in-capital	63.1	63.3
Common stock in treasury, at cost, 467,963 and 561,343 shares at March 31, 2007 and December 31, 2006, respectively	(9.5)	(11.4)
Retained earnings	272.4	270.6
Accumulated other comprehensive loss, net of tax	(16.2)	(21.1)

Total Stockholders’ Equity	311.4	303.0

Total Liabilities and Stockholders’ Equity	$711.6	$697.1

(1) – See Note 7, “Prior Period Restatement”

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

(dollars in millions, except per share amounts)

(Unaudited)

								Accumulated
			Additional					Other
	Common Stock Issued		Paid-In	Treasury Stock		Retained	Unearned	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance, December 31, 2005 (Restated) (1)	16,078,733	$1.6	$63.8	770,977	$(15.6)	$280.8	$(0.3)	$(38.4)	$291.9

Net income for the three months ended March 31, 2006						4.6			4.6
Adjustments to unrealized foreign currency translation								8.1	8.1
Comprehensive income									12.7

Effect of adoption of SFAS No. 123R			(0.3)				0.3		—
Dividends declared ($0.15 per share)						(2.4)			(2.4)
Restricted stock issuances, net			(0.4)	(21,500)	0.4				—
Stock-based compensation expense			0.1						0.1
Stock issued to directors as compensation				(1,476)	0.1				0.1
Excess tax benefits of stock-based awards			0.4						0.4
Issuance of shares for options exercised	—	—	(0.4)	(102,400)	2.1	—	—	—	1.7

Balance, March 31, 2006 (Restated) (1)	16,078,733	1.6	63.2	645,601	(13.0)	283.0	—	(30.3)	304.5

Net income (loss) for the nine months ended December 31, 2006						(5.4)			(5.4)
Adjustments to unrealized foreign currency translation								15.3	15.3
Adjustments to minimum pension liability								2.6	2.6
Comprehensive income									12.5

Effect of adoption of SFAS No. 158								(8.7)	(8.7)
Dividends declared ($0.45 per share)						(7.0)			(7.0)
Restricted stock issuances, net			(0.8)	(46,303)	0.9				0.1
Return of shares				13					—
Stock-based compensation expense			1.0						1.0
Stock issued to directors as compensation				(5,168)					—
Excess tax benefits of stock-based awards			0.1						0.1
Issuance of shares for options exercised	—	—	(0.2)	(32,800)	0.7	—	—	—	0.5

Balance, December 31, 2006 (Restated) (1)	16,078,733	1.6	63.3	561,343	(11.4)	270.6	—	(21.1)	303.0

Net income for the three months ended March 31, 2007						4.2			4.2
Adjustments to unrealized foreign currency translation								4.5	4.5
Amortization of accumulated other comprehensive loss								0.4	0.4
Comprehensive income									9.1

Dividends declared ($0.15 per share)						(2.4)			(2.4)
Restricted stock issuances, net			(0.5)	(25,500)	0.5				—
Stock-based compensation expense			0.2						0.2
Stock issued to directors as compensation				(1,420)	0.1				0.1
Purchases of treasury stock				4,340	(0.1)				(0.1)
Issuance of shares for options exercised	—	—	0.1	(70,800)	1.4	—	—	—	1.5

Balance, March 31, 2007	16,078,733	$1.6	$63.1	467,963	$(9.5)	$272.4	$—	$(16.2)	$311.4

(1) — See Note 7, “Prior Period Restatement”

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in millions)

(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Operations
Net income	$4.2	$4.6
Non-cash items included in net income
Depreciation and amortization	9.5	9.3
Restructuring accelerated depreciation	0.7	0.5
Amortization of deferred revenue	(1.6)	(1.6)
Deferred income tax benefit	(1.1)	(0.6)
Minority interest in earnings of subsidiaries	1.7	1.0
Other items	0.4	1.6
Net changes in operating working capital	(3.7)	(2.0)
Cash Provided by Operations	10.1	12.8

Investing
Capital spending	(9.0)	(1.6)
Capitalized software costs	(2.5)	(0.2)
Investment in equity affiliates	(1.9)	—
Other	(2.8)	(4.5)
Cash Used for Investing	(16.2)	(6.3)

Financing
Cash dividends paid to SWM stockholders	(2.4)	(2.4)
Changes in short-term debt	(1.8)	(9.1)
Proceeds from issuances of long-term debt	10.2	6.1
Payments on long-term debt	(5.3)	(0.4)
Purchases of treasury stock	(0.1)	—
Proceeds from exercise of stock options	1.5	1.7
Excess tax benefits of stock-based awards	—	0.4
Cash Provided by (Used for) Financing	2.1	(3.7)

Effect of Exchange Rate Changes on Cash	—	0.1

Increase (Decrease) in Cash and Cash Equivalents	(4.0)	2.9

Cash and Cash Equivalents at beginning of period	13.7	5.1

Cash and Cash Equivalents at end of period	$9.7	$8.0

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  GENERAL

Nature of Business

Schweitzer-Mauduit International, Inc., or the Company, is a multinational diversified producer of premium specialty papers headquartered in the United States of America and is the world’s largest supplier of fine papers to the tobacco industry. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications.  Tobacco industry products comprised approximately 90 percent of the Company’s consolidated net sales in each of the three month periods ended March 31, 2007 and 2006.  The primary products in the group include cigarette, plug wrap and tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette, and reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging.  These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

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

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.  The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 2, 2007.  The Company has restated its consolidated balance sheet for an immaterial adjustment originating in 2003, as described in Note 7, “Prior Period Restatement.”

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and wholly-owned, controlled majority-owned and financially controlled subsidiaries.  Minority interest represents minority stockholders’ proportionate share of the equity in LTR Industries S.A., or LTRI, and Schweitzer-Mauduit do Brasil S.A., or SWM-B.  The Company’s share of the net loss of its 50 percent owned joint venture in China is included in the consolidated statements of income as loss from equity affiliates.  All significant intercompany balances and transactions have been eliminated.

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

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes” effective January 1, 2007.  FIN 48 is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes.  Adoption of FIN 48 had no cumulative effect on the Company’s consolidated financial position at January 1, 2007.  At March 31, 2007, the Company had no significant unrecognized tax benefits related to income taxes.

The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement.  There were no material income tax penalties or interest accrued during the three months ended March 31, 2007.

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions.  With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2003.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  SFAS No. 157 also expands disclosure requirements to include:  (a) the fair value measurements of assets and liabilities at the reporting date, (b) segregation of assets and liabilities between fair value measurements based on quoted market prices and those based on other methods and (c) information that enables users to assess the method or methods used to estimate fair value when no quoted price exists.  SFAS No. 157 is effective for financial statements issued for the fiscal year beginning after November 15, 2007.  The Company is currently in the process of reviewing this guidance to determine its impact on the Company’s consolidated financial position and results of operation and will implement SFAS No. 157 beginning January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option was elected shall be recognized in earnings as incurred and not deferred.  The Company is currently in the process of analyzing this guidance to determine its impact on the Company’s consolidated financial position and results of operation and will implement SFAS No. 159 beginning January 1, 2008.

NOTE 2.  NET INCOME PER SHARE

Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding.  Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding.  Potential common shares during the respective periods are those related to stock options outstanding, restricted stock outstanding, directors’ accumulated deferred stock compensation, which may be received by the directors in the form of stock or cash, and restricted stock estimated to be earned as part of the long-term incentive plan.  A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net income per share follows (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Average number of common shares outstanding	15,497.0	15,354.4
Dilutive effect of:
- stock options	59.8	112.7
- restricted stock	100.3	39.1
- directors’ deferred stock compensation	25.9	19.5
- long-term incentive compensation	36.3	4.5
Average number of common and potential common shares outstanding	15,719.3	15,530.2

Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods.  The average number of share equivalents resulting from these anti-dilutive stock options not included in the computations of diluted net income per share for the three month periods ended March 31, 2007 and 2006 were approximately 381,800 and 379,800, respectively.

NOTE 3.  INVENTORIES

The following schedule details inventories by major class (dollars in millions):

	March 31, 2007	December 31, 2006
Raw materials	$39.0	$38.4
Work in process	19.3	19.1
Finished goods	47.6	42.3
Supplies and other	19.3	19.4
Total	$125.2	$119.2

NOTE 4. RESTRUCTURING ACTIVITIES

The Company initiated restructuring activities during 2006 which are expected to improve its competitiveness and profitability as well as address an imbalance between sales demand for its products and its paper production capacity in France and the United States.  The Company recognized restructuring expense of $2.7 million and $0.5 million during the first three months of 2007 and 2006, respectively, and $21.1 million during the full year of 2006.

The following table summarizes the associated cash and non-cash pretax restructuring expense in France and the United States for the three month periods ended March 31, 2007 and March 31, 2006 and the twelve month period ended December 31, 2006 (dollars in millions):

			Twelve Months
	Three Months Ended		Ended
	March 31,	March 31,	December 31,
	2007	2006	2006
France
Cash Expense
Severance and other employee related costs	$2.0	$—	$13.9
Other	—	—	0.9
Total cash expense	2.0	—	14.8
Non-cash expense
Accelerated depreciation	0.4	0.2	1.0
Other	—	—	—
Total non-cash expense	0.4	0.2	1.0
Total France Restructuring Expense	$2.4	$0.2	$15.8

United States
Cash Expense
Severance and other employee related costs	$—	$—	$0.5
Other	—	—	0.1
Total cash expense	—	—	0.6
Non-cash expense
Accelerated depreciation	0.3	0.3	4.2
Other	—	—	0.5
Total non-cash expense	0.3	0.3	4.7
Total United States Restructuring Expense	$0.3	$0.3	$5.3

Summary
Total Cash Expense	$2.0	$—	$15.4
Total Non-cash Expense	0.7	0.5	5.7
Total Restructuring Expense	$2.7	$0.5	$21.1

Restructuring liabilities were classified on each of the March 31, 2007 and December 31, 2006 consolidated balance sheets within accrued expenses.  The activity during the three months ended March 31, 2007 and the twelve months ended December 31, 2006 is summarized as follows (dollars in millions):

	2007	2006
Balance at beginning of year	$13.9	$—
Accruals for announced programs	2.0	15.4
Cash payments	(1.0)	(1.5)
Balance at end of period	$14.9	$13.9

Restructuring costs are accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postretirement Benefits - An Amendment of FASB Statements No. 5 and 15,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits.”  The actual amount of France severance expense will be dependent upon the final number of individuals within each of the possible categories for employee severance that include early retirement, other voluntary terminations and involuntary layoffs, and which amount above the French legal minimum is being accrued and amortized to restructuring expense ratably over the affected employees’ remaining service periods.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various legal proceedings and disputes (see Note 8, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).  There have been no material developments to these matters during 2007, except in the following case.

Imposto sobre Produtos Industrializados, or IPI, a form of federal value-added tax in Brazil. Schweitzer-Mauduit do Brasil v. Federal Union, Federal Regional Tribunal sitting in Rio de Janeiro, case number 2004.51.04.000502-4 (March 5, 2004).

SWM-B instituted action in March 2004 to recover credits on past and future purchases of raw materials that are exempt from IPI taxes or that carry an IPI tax rate of zero, for which a favorable ruling was received at the first court level. The recovery would be in the form of presumed credits that could be applied to offset other IPI tax liabilities.  The action for recovery is based on the principle in Brazilian law of non-cumulative taxes.  During March 2007, the Company received an unfavorable ruling on appeal before the Federal Tribunal.  The potential recovery of IPI credits, depending upon several contested factors, could be in the range of $10 million to $20 million, which amounts the Company considers a gain contingency and have not recorded in its consolidated financial statements.  The final resolution of this matter will likely entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years.

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

NOTE 6.  POSTRETIREMENT AND OTHER BENEFITS

The Company sponsors pension benefits in the United States, France, the Philippines and Canada and postretirement healthcare and life insurance, or OPEB, benefits in the United States and Canada.  The Company’s Canadian and Philippines pension and OPEB benefits are not significant and therefore are not included in the following disclosures.

North American Pension and OPEB Benefits

The components of net pension and OPEB benefit costs under U.S. plans for the three month periods ended March 31, 2007 and 2006 were as follows (dollars in millions):

	U.S. Pension Benefits		U.S. OPEB Benefits
	2007	2006	2007	2006

Service cost	$0.3	$0.6	$0.1	$0.1
Interest cost	1.6	1.5	0.2	0.2
Expected return on plan assets	(1.9)	(1.8)	—	—
Amortization and other	0.5	0.7	—	—
Net periodic benefit cost	$0.5	$1.0	$0.3	$0.3

During the full year of 2007, the Company expects to recognize $2.0 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans, of which $0.5 million was recognized in the first three months of 2007.

French Pension Benefits

The components of net pension costs under French plans for the three month periods ended March 31, 2007 and 2006 were as follows (dollars in millions):

	French Pension Benefits
	2007	2006

Service cost	$0.5	$0.4
Interest cost	0.4	0.5
Expected return on plan assets	(0.3)	(0.3)
Amortization and other	0.2	0.2
Net periodic benefit cost	$0.8	$0.8

During the full year of 2007, the Company expects to recognize $0.7 million for amortization of accumulated other comprehensive loss related to its French pension plans, of which $0.2 million was recognized in the first three months of 2007.

The Company contributed $2.0 million to its U.S. pension plans during the three months ended March 31, 2007 and currently expects to contribute $7 to $12 million during the full year of 2007 to its U.S. and French pension plans in order to help improve the funded status of these plans.  The Company paid $0.5 million in the three months ended March 31, 2007 for its U.S. OPEB benefits and expects to pay $1 to $2 million during the full year of 2007.

NOTE 7. PRIOR PERIOD RESTATEMENT

The Company has restated its prior period consolidated financial statements to correct a recently determined accounting error, which originated in 2003, by recognizing the impact of a French income tax assessment on statutory profit sharing liabilities owed to certain French employees.  Under applicable French social law, statutory profit sharing should be recalculated whenever taxable income is adjusted due to a tax audit assessment.  In this instance, an audit assessment finalized in 2003 increased prior period statutory taxable earnings, thereby increasing the amount due under the statutory profit sharing regime.  However, the Company had not previously recorded the increased profit sharing liability resulting from the French income tax assessment in its 2003 consolidated financial statements.

The increased amount of profit sharing liability is $1.5 million pretax.  The after-tax effect of this error on net income in 2003 was $1.0 million.  The Company has determined that this error does not materially misstate its previously issued financial statements and, in accordance with the provisions of SEC Staff Accounting Bulletin No. 108, the Company has restated the accompanying prior period financial statements from amounts previously reported.  In years subsequent to 2003, the adjustment is reflected as a reduction of retained earnings of $1.0 million, an increase in other current assets for the deferred income tax effect of $0.5 million and an increase in accrued expenses of $1.5 million.

The effect of the restatement on the consolidated balance sheet as of December 31, 2006 and consolidated statements of changes in stockholders’ equity as of December 31, 2005 and March 31, 2006 was as follows (dollars in millions):

December 31, 2006	As Previously Reported	Error Correction	As Restated

Other current assets	$13.8	$0.5	$14.3
Total Current Assets	235.6	0.5	236.1
Total Assets	696.6	0.5	697.1

Accrued expenses	$80.9	$1.5	$82.4
Total Current Liabilities	166.5	1.5	168.0
Total Liabilities (1)	377.0	1.5	378.5

Retained earnings	$271.6	$(1.0)	$270.6
Total Stockholders’ Equity	304.0	(1.0)	303.0

Total Liabilities and Stockholders’ Equity	$696.6	$0.5	$697.1

(1) – Minority interest of $15.6 million was reclassified from total liabilities at December 31, 2006. The net effects of the reclassification on the consolidated balance sheet as of December 31, 2006 were to reduce total liabilities by $15.6 million, and on a separate line report minority interest of $15.6 million.

	As Previously Reported	Error Correction	As Restated

Retained earnings, December 31, 2005	$281.8	$(1.0)	$280.8
Total Stockholders’ Equity, December 31, 2005	292.9	(1.0)	291.9

Retained earnings, March 31, 2006	$284.0	$(1.0)	$283.0
Total Stockholders’ Equity, March 31, 2006	305.5	(1.0)	304.5

NOTE 8.  SEGMENT INFORMATION

The Company operates and manages 3 reportable segments:  United States, or U.S., France and Brazil.  These segments are based on the geographical location of the Company’s manufacturing operations.  These business segments manufacture and sell Cigarette Papers used to wrap various parts of a cigarette, reconstituted tobacco products and paper products used in cigarette packaging, as well as certain non-tobacco industry products.  While the products are similar in each segment, they vary based on customer requirements and the manufacturing capabilities of each of the operations.  Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

The accounting policies of these segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The Company primarily evaluates segment performance and allocates resources based on operating profit and cash flow.

For purposes of the segment disclosure in the following tables, the term “United States” includes operations in the United States and Canada.  The Canadian operations only produce flax fiber used as raw material in the U.S. operations.  The term “France” includes operations in France, the Philippines and Indonesia because the results of the Philippine and Indonesian operations are not material for segment reporting purposes and their sales are integrated with sales of the Company’s French operations in southeast Asia.  Sales of products between segments are made at market prices and elimination of these sales is referred to in the following tables as intersegment sales.  Expense amounts not associated with segments are referred to as unallocated expenses.

Net Sales

(dollars in millions)

	Three Months Ended
	March 31, 2007		March 31, 2006
France	$100.3	58.9%	$92.7	56.0%
United States	56.9	33.4	62.4	37.7
Brazil	17.4	10.2	16.3	9.9
Subtotal	174.6	102.5	171.4	103.6

Intersegment sales by
France	(1.0)	(0.6)	(3.4)	(2.1)
United States	(0.8)	(0.5)	(0.2)	(0.1)
Brazil	(2.5)	(1.4)	(2.4)	(1.4)
Subtotal	(4.3)	(2.5)	(6.0)	(3.6)
Consolidated	$170.3	100.0%	$165.4	100.0%

Operating Profit

(dollars in millions)

	Three Months Ended
	March 31, 2007		March 31, 2006
France	$7.2	79.1%	$8.4	93.3%
United States	4.5	49.5	2.5	27.8
Brazil	0.2	2.2	0.2	2.2
Unallocated	(2.8)	(30.8)	(2.1)	(23.3)
Consolidated	$9.1	100.0%	$9.0	100.0%

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations, current financial position and cash flows. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2006. Our discussion of our results of operations and financial position includes various forward-looking statements about our markets, the demand for our products and our future results. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to our business and our company, you should read the section entitled “Factors That May Affect Future Results” included in our Annual Report on Form 10-K for the year ended December 31, 2006.  Unless the context indicates otherwise, references to “we,” “us,” “our,” “SWM,” “Schweitzer-Mauduit” or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

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

•                  Recent Developments

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Other Factors Affecting Liquidity and Capital Resources

•                  Outlook

•                  Forward-Looking Statements

Executive Summary

(dollars in millions, except per share amounts)

	Three Months Ended
	March 31, 2007		March 31, 2006
Net sales	$170.3	100.0%	$165.4	100.0%
Gross profit	28.3	16.6	24.6	14.9
Restructuring expense	2.7	1.6	0.5	0.3
Operating profit	9.1	5.3	9.0	5.4
Net income	$4.2	2.5%	$4.6	2.8%
Diluted earnings per share	$0.27		$0.30
Capital spending	$9.0		$1.6

Net sales were $170.3 million in the first quarter of 2007, a 3.0 percent increase over the prior-year quarter.  The increase in net sales was caused by favorable currency changes and higher average selling prices, partially offset by changes in sales volumes.  Gross profit was $28.3 million in the first quarter of 2007, an increase of $3.7 million from the prior-year quarter.  The gross profit margin was 16.6 percent, increasing from 14.9 percent in the first quarter of 2006.  Improved mill operations and an improved mix of products sold primarily caused the increase in gross profit.  Restructuring expense was $2.7 million and $0.5 million for the first quarters of 2007 and 2006, respectively.  The increase in restructuring expense in 2007 reflected restructuring activities in France.  Operating profit was $9.1 million in the first quarter of 2007, essentially unchanged versus the operating profit of $9.0 million in the first quarter of 2006.  Net income and diluted earnings per share declined versus the prior year periods by 8.7 percent and 10.0 percent, respectively.

Capital spending was $9.0 million during the first quarter of 2007 compared with $1.6 million during the prior-year quarter.   The increase in capital spending during the first quarter of 2007 was in part due to $1.3 million for a paper machine rebuild in Brazil and $0.7 million for a paper machine rebuild and additional robotization of converting units in France.

Recent Developments

Operational Changes – France and United States

We initiated restructuring activities during 2006 which are expected to improve our competitiveness and profitability as well as address an imbalance between sales demand for our products and our paper production capacity in France and the United States.  Restructuring activities are on schedule and at or below initial cost projections.  We recognized restructuring expense of $2.7 million and $0.5 million during the first quarters of 2007 and 2006, respectively, and $21.1 million during the full year of 2006.

At the Lee Mills facility in Massachusetts, restructuring activities were initiated in 2006 that have become part of an overall effort to sustain profitable operations at this location.  As a result, we have recorded $5.6 million to-date for U.S. restructuring expense, of which $0.3 million was recognized in each of the first quarters of 2007 and 2006.

In France, we have developed a strategy to become a low cost and the highest quality cigarette and long-fiber paper manufacturer in western Europe.  This plan includes capital investments of $23 million as well as workforce and paper machine restructuring activities at Papeteries de Mauduit S.A.S., or PdM, the largest of the Company’s 3 French paper operations.  Workforce levels will be reduced by 209 employees.  We began implementing the first reduction phase, totaling 64 employees associated with reduced machine operating schedules and other organizational changes, late in the first quarter of 2007.  The remaining reductions are now expected to occur progressively through the balance of 2007, with the final decreases during the fourth quarter coincident with the implementation of the capital investments.   The PdM restructuring plan is expected to result in the shutdown of 2 cigarette paper machines during 2007.

Total severance and other employee related costs from the French restructuring are now expected to be approximately $2 million lower than previous estimates of $23 to $25 million due to a greater number of voluntary versus involuntary separations than planned.  PdM restructuring expense is now projected to be $8 million for 2007, including cash severance and other employee related costs of $7 million.  We have recognized $18.2 million to-date for French restructuring expense of which $2.4 million was recognized during the first quarter of 2007 and $0.2 million was recognized during the first quarter of 2006.  We now project total severance payments to approximate $7 to $10 million during the full year of 2007.  Cash payments for severance of $1.0 million were made in the first quarter of 2007.

The PdM workforce reductions are expected to generate annual pretax labor savings of approximately $14 million, due to both restructuring activities and planned capital investments.  Realization of the majority of labor savings is expected to occur by the end of 2007. We expect to realize annual pretax benefits greater than $14 million upon full implementation of all elements of the PdM strategy, including the planned capital investments.

We continue to evaluate how to operate our worldwide production facilities more effectively.  Analyses are ongoing and we have not committed to any actions beyond those identified above.   However, additional restructuring actions may be taken based on the outcome of these analyses which could increase the currently projected amounts of restructuring expense.

Lower Ignition Propensity Cigarettes

Certain governmental entities, particularly in North America, have considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked.  Sales of cigarette papers for lower ignition propensity, or LIP, cigarettes continue to positively contribute to our operating results, especially as we realize further manufacturing efficiencies.  California’s LIP regulation became effective on January 1, 2007 and we continue to supply product for this new market.  To-date, 11 U.S. states plus Canada have passed LIP legislation, representing approximately 30 percent of United States and Canadian cigarette consumption.  Of these 11 U.S. states, 3 have regulations currently effective while the other 8 states will become effective by mid-2008.  Legislation has been introduced in 17 other states.  If all of these bills passed into law, in addition to already approved regulations, LIP would be required for approximately 55 percent of the cigarettes consumed in the United States and Canada. With further increases in sales volume of this cigarette paper combined with expected continuing improvements in manufacturing costs, this product should continue to provide additional improvement to the U.S. business unit results.

Philip Morris Supply Agreement

Since January 1, 1993, we have been the single source of supply of Cigarette Papers to Philip Morris’ U.S. operations, or Philip Morris USA.  During December 2006, we provided Philip Morris USA a notice of non-renewal of the Second Amended and Restated Agreement for Fine Paper Supply, or SSA, between the 2 companies effective December 31, 2006.  Under the phase-out terms of the SSA, we are obligated to supply up to 100 percent of Philip Morris USA’s annual cigarette, base tipping and plug wrap paper requirements for 2 years (2007 and 2008) at current selling prices, which are subject to potential increases.  Philip Morris USA is obligated to purchase from us at least 75 percent and 50 percent of its annual cigarette, base tipping and plug wrap paper requirements for the years 2007 and 2008, respectively.  We have been in discussions with Philip Morris USA throughout the first quarter of 2007 with the purpose of negotiating a new supply arrangement.  As of yet, neither a firm schedule for concluding discussions nor an expected form of an agreement has been determined with Philip Morris USA, and our SSA of tobacco-related paper continues unchanged.  The notification of phase-out of the SSA does not affect the supply agreement between us and Philip Morris USA concerning banded cigarette paper used to produce LIP cigarettes.  No immediate financial impact is expected as a result of this notice of termination.  Additional information regarding the SSA with Philip Morris USA is included in Part I, Item 1 and in Note 10 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

China Joint Ventures

In July 2005, we announced execution of an agreement to form a joint venture with the China National Tobacco Corporation, or CNTC, to produce tobacco-related papers, both cigarette paper and porous plug wrap, at a new state-of-the-art paper mill in China.  Project spending, including capital expenditures and working capital requirements, is expected to total approximately $100 million.  PdM is providing technical support and project management.  Construction of the manufacturing building is proceeding and the project is on schedule, with mill operations currently expected to commence as planned in the first half of 2008.  We made our initial equity investments in the joint venture of $2.9 million during 2006, and we expect to make additional equity investments of approximately $12 to $13 million during the full year of 2007.  We invested $1.9 million in the joint venture during the first quarter of 2007.

At its April 2007 meeting, our Board of Directors authorized us to enter into a Sino-Foreign Equity joint venture with CNTC through which the parties would construct and have equal ownership in a facility in China’s Yunnan Province that would produce RTL.   Implementation of the project is still subject to the consummation and execution of definitive agreements, arrangement of project financing and various government approvals. We anticipate that it will take some months to finalize the material agreements, apply for and obtain government approval to form the joint venture and then finalize the project financing. It is not anticipated that any equity investment would occur prior to 2008.

Results of Operations

This section presents a discussion and analysis of our first quarter 2007 net sales, operating profit and other information relevant to an understanding of the results of operations.  The following table represents the unaudited consolidated statements of operations for the periods indicated (dollars in millions, except per share amounts):

	Three Months Ended
	March 31, 2007	March 31, 2006

Net Sales	$170.3	$165.4
Cost of products sold	142.0	140.8
Gross Profit	28.3	24.6

Nonmanufacturing expenses	16.5	15.1
Restructuring expense	2.7	0.5
Operating Profit	9.1	9.0

Interest expense	1.3	1.4
Other income, net	0.1	—
Income Before Income Taxes, Minority Interest and Loss from Equity Affiliates	7.9	7.6
Provision for income taxes	1.9	2.0
Minority interest in earnings of subsidiaries	1.7	1.0
Loss from equity affiliates	0.1	—
Net Income	$4.2	$4.6

Diluted Net Income Per Share	$0.27	$0.30

Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

Net Sales
(dollars in millions)

	Three Months Ended			Consolidated Sales
	March 31, 2007	March 31, 2006	Percent Change	Volume Change

France	$100.3	$92.7	8.2%	2.1%
United States	56.9	62.4	(8.8)	(12.5)
Brazil	17.4	16.3	6.7	9.5
Subtotal	174.6	171.4
Intersegment	(4.3)	(6.0)
Total	$170.3	$165.4	3.0%	(0.1)%

Net sales were $170.3 million in the first quarter of 2007 compared with $165.4 million in the first quarter of 2006.  The increase of $4.9 million, or 3.0 percent, consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$6.7	4.1%
Changes in selling prices and product mix	5.4	3.3
Changes in sales volume	(7.2)	(4.4)
Total	$4.9	3.0%

•                  Changes in currency exchange rates favorably impacted the net sales comparison by $6.7 million, or 4.1 percent.  The euro was 9.5 percent stronger against the U.S. dollar, and the real was 3.7 percent stronger against the U.S. dollar.

•                  An improved product mix and higher average selling prices had a favorable $5.4 million, or 3.3 percent, impact on the net sales comparison, primarily resulting from an improved sales mix that benefited from increased sales of cigarette paper for LIP cigarettes.

•                  Unit sales volumes decreased by 0.1 percent compared with the first quarter of 2006, having an unfavorable effect on net sales of $7.2 million, or 4.4 percent.

•                  Sales volumes in the United States decreased by 12.5 percent, primarily due to lower tobacco-related paper sales.

•                  Brazil experienced increased sales volumes of 9.5 percent due to increased tobacco-related paper sales.

•                  Sales volumes for the French segment increased by 2.1 percent as a result of higher sales of RTL products more than offsetting a decline in tobacco-related paper sales.

Sales of tobacco-related products accounted for approximately 90 percent of net sales in each of the three month periods ended March 31, 2007 and 2006.

French segment net sales of $100.3 million in the first quarter of 2007 increased $7.6 million, or 8.2 percent, from $92.7 million in the first quarter of 2006.  The increase was a result of higher sales volumes for RTL products in eastern Europe and Asia, favorable currency impacts and a favorable product mix, partially offset by lower tobacco-related paper sales volumes.

The U.S. segment net sales of $56.9 million in the first quarter of 2007 represented a decrease of $5.5 million, or 8.8 percent, compared with $62.4 million in the first quarter of 2006.  The decrease in net sales of the U.S. segment primarily resulted from lower sales volumes for tobacco-related paper, partially offset by an improved sales mix that included increased sales of cigarette paper for LIP cigarettes.

The Brazilian segment realized an increase in net sales of $1.1 million, or 6.7 percent, to $17.4 million in the first quarter of 2007 from $16.3 million in the first quarter of 2006.  The Brazilian segment’s net sales increase was primarily due to increased sales volumes of tobacco-related fine paper and, to a lesser extent, increased selling prices and the stronger Brazilian real.

Gross Profit

(dollars in  millions)

	Three Months Ended
	March 31,	March 31,		Percent	Percent of Net Sales
	2007	2006	Change	Change	2007	2006
Net Sales	$170.3	$165.4	$4.9	3.0%
Cost of products sold	142.0	140.8	1.2	0.9	83.4%	85.1%
Gross Profit	$28.3	$24.6	$3.7	15.0%	16.6%	14.9%

Gross profit was $28.3 million in the first quarter of 2007, an increase of $3.7 million, or 15.0 percent, versus $24.6 million in the first quarter of 2006.  The gross profit margin was 16.6 percent in the first quarter of 2007, increasing from 14.9 percent in the prior-year quarter. Gross profit was favorably impacted by better mill operations and an improved mix of products sold, and unfavorably impacted by inflationary cost increases and unfavorable fixed cost absorption.

Improved mill operations primarily caused the increase in gross profit during the quarter.  The improvements reflected cost reduction activities across all business units, including the benefit of restructuring activities.  Operational improvements were achieved through increased productivity, reduced waste, energy-related conservation and co-generation projects and other cost reduction efforts.

Higher average selling prices, primarily caused by an improved mix of products sold that included the sale of cigarette paper for LIP cigarettes, and changes in sales volume together improved operating results by $2.9 million from the first quarter of 2006.

Inflationary cost increases unfavorably impacted operating results by $2.7 million in the first quarter of 2007, primarily due to purchased wood and textile pulp and labor rates.  The primary source of inflationary cost increase during the first quarter of 2007 was from purchased wood pulp which increased operating expenses by $2.0 million compared with the prior-year quarter.  The average list price of northern bleached softwood kraft pulp, or NBSK, a bell weather grade in the United States was $790 per metric ton during the first quarter of 2007, an increase of 21 percent compared with the $655 per metric ton during the first quarter of 2006 and a 3 percent increase compared to the fourth quarter of 2006.  Higher labor rates increased manufacturing expenses by $0.6 million during the first quarter of 2007. Purchased energy costs decreased slightly compared with the prior-year quarter.  By business segment, electricity rates declined in France and Brazil while increasing in the United States.  Natural gas and fuel oil rates increased in France while declining in the United States and were unchanged in Brazil.

Reduced machine operating schedules and lower production volumes, which resulted in unfavorable fixed cost absorption and negatively impacted operating results by $0.9 million, were experienced primarily in our French paper operations.  Machine operating schedules were improved in our French RTL operations and in the United States during the first quarter of 2007.

Nonmanufacturing Expenses
(dollars in millions)

	Three Months Ended
	March 31,	March 31,		Percent	Percent of Net Sales
	2007	2006	Change	Change	2007	2006
Selling expense	$5.6	$5.6	$—	—%	3.3%	3.4%
Research expense	2.0	1.8	0.2	11.1	1.2	1.1
General expense	8.9	7.7	1.2	15.6	5.2	4.6
Nonmanufacturing expenses	$16.5	$15.1	$1.4	9.3%	9.7%	9.1%

Nonmanufacturing expenses increased by $1.4 million, or 9.3 percent, to $16.5 million from $15.1 million in the first quarter of 2006, mainly due to increased employee incentive compensation which was primarily reflected in the $1.2 million increase in general expense in the first quarter of 2007.  Only minimal incentive compensation was incurred in 2006 due to lower overall financial performance whereas 2007 expenses reflect expectations for more normal levels of incentive achievement.  Nonmanufacturing expenses were 9.7 percent and 9.1 percent of net sales in the quarters ended March 31, 2007 and 2006, respectively.

Restructuring Expense

We initiated restructuring activities during 2006 which are expected to improve our competitiveness and profitability as well as address an imbalance between sales demand for our products and our paper production capacity in France and the United States.  Total restructuring expense of $2.7 million was recognized during the first quarter of 2007, including $2.0 million for severance expenses and $0.7 million for accelerated depreciation.  Total restructuring expense of $0.5 million was recognized during the first quarter of 2006 for accelerated depreciation.

Operating Profit
(dollars in millions)

	Three Months Ended
	March 31,	March 31,	Percent	Return on Net Sales
	2007	2006	Change	2007	2006

France	$7.2	$8.4	(14.3)%	7.2%	9.1%
United States	4.5	2.5	80.0	7.9	4.0
Brazil	0.2	0.2	—	1.1	1.2
Subtotal	11.9	11.1	7.2
Unallocated expenses	(2.8)	(2.1)	(33.3)
Total	$9.1	$9.0	1.1%	5.3%	5.4%

Operating profit was $9.1 million in the first quarter of 2007 which was higher than the first quarter of 2006 by $0.1 million.  Operating profit as a percent of net sales was 5.3 percent in the first quarter of 2007 versus 5.4 percent in the first quarter of 2006.  Operating profit was favorably impacted by improved mill operations and product mix, and unfavorably impacted by inflationary cost increases of $2.7 million, higher French restructuring expense of $2.2 million and unfavorable fixed cost absorption of $0.9 million.  Operating profit was higher in our U.S. operations, remained unchanged in our Brazilian operations and decreased in our French operations.  Unallocated expenses increased $0.7 million in 2007 primarily due to increased employee incentive compensation.

The French segment’s operating profit was $7.2 million in the first quarter of 2007, a decline of $1.2 million, or 14.3 percent, from an operating profit of $8.4 million realized in the prior-year quarter.  The decrease was primarily due to:

•                  An increase in French restructuring expense of $2.2 million.

•                  Inflationary cost increases of $1.5 million, primarily due to higher purchased wood and textile pulp costs.

•                  Unfavorable fixed cost absorption of $1.1 million from continuing machine downtime in our French paper operation partially offset by improved machine capacity utilization in our French RTL operation.

These factors were partially offset by:

•                  Lower production costs due to improved mill operations, including the initial benefit of restructuring activities.

•                  Changes in sales volumes and improved average selling prices, primarily related to an improved mix of products sold.

•                  Lower nonmanufacturing expenses.

The U.S. segment’s operating profit was $4.5 million in the first quarter of 2007, a $2.0 million improvement from the prior-year quarter of $2.5 million. This improvement was primarily related to:

•                  Improved mill operations.

•                  Higher average selling prices, primarily due to an improved sales mix that included increased sales of cigarette paper for LIP cigarettes.

These improvements were partially offset by inflationary cost increases of $0.9 million, primarily related to higher purchased wood pulp prices.

Brazil’s operating profit was $0.2 million during the first quarter of 2007, unchanged from the prior-year quarter.  Improved mill operations fully offset the unfavorable impact of inflationary cost increases, primarily associated with purchased wood pulp, and an unfavorable impact of the stronger Brazilian real versus the U.S. dollar.

Non-Operating Expenses

Interest expense of $1.3 million during the first quarter of 2007 was essentially unchanged from $1.4 million during the prior-year quarter.  The effect of lower average debt levels during the first quarter of 2007 compared to the first quarter of 2006 was mostly offset by higher average interest rates.  Net debt decreased by $12.6 million versus the first quarter of 2006.  The weighted average effective interest rates on our 5-year revolving debt facilities were approximately 5.6 percent for the first quarter of 2007 and 4.6 percent for the prior-year quarter.

Other income, net of $0.1 million in the quarter ended March 31, 2007 remained essentially unchanged from the prior-year quarter and included interest income and foreign currency transaction gains and losses.

Income Taxes

The provision for income taxes in the first quarter of 2007 reflected an effective tax rate of 24 percent compared with 26 percent for the prior-year quarter. The difference in effective tax rates is primarily attributable to differences in the then expected level of forecasted full year earnings in total and differences in the then expected geographic mix of those earnings between the 2 years.  The difference in the expected level of forecasted full year earnings affects the proportionate share of the favorable tax impact of our foreign holding company structure.

Minority Interest

Minority interest increased to $1.7 million in the first quarter of 2007 from $1.0 million in the prior-year quarter.  This $0.7 million, or 70 percent, increase was due to improved results at LTRI, our 72 percent owned French subsidiary.

Loss from Equity Affiliates

The loss from equity affiliates was $0.1 million during the first quarter of 2007 and represents our 50 percent share of the pre-operating expenses associated with our joint venture in China.

Net Income and Earnings per Share

Net income for the first quarter of 2007 was $4.2 million, a decline of $0.4 million from $4.6 million in the prior-year quarter.  Diluted net income per share decreased to $0.27 from $0.30 in the prior-year quarter.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as significant changes in our production volumes, costs and working capital.

Cash Requirements

At March 31, 2007, we had net operating working capital of $80.7 million and cash and cash equivalents of $9.7 million, compared with net operating working capital of $74.4 million and cash and cash equivalents of $13.7 million at December 31, 2006. Changes in these absolute amounts include the impacts of changes in currency exchange rates which are not included in the changes in operating working capital presented on the consolidated statements of cash flow. The increase in net operating working capital was primarily the result of higher accounts receivable and inventories, partially offset by higher accrued expenses.   Based upon our existing cash and operating working capital levels, expected operating cash flows and capital spending and availability of borrowings under our existing credit facilities, we believe we have the necessary financial resources to satisfy our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities
(dollars in millions)

	Three Months Ended
	March 31, 2007	March 31, 2006

Net income	$4.2	$4.6
Non-cash items included in net income
Depreciation and amortization	9.5	9.3
Restructuring accelerated depreciation	0.7	0.5
Amortization of deferred revenue	(1.6)	(1.6)
Deferred income tax benefit	(1.1)	(0.6)
Minority interest in earnings of subsidiaries	1.7	1.0
Other items	0.4	1.6
Net changes in operating working capital	(3.7)	(2.0)

Cash Provided by Operations	$10.1	$12.8

Net cash provided by operations was $10.1 million and $12.8 million for the quarters ended March 31, 2007 and 2006, respectively.  Our cash provided by operations decreased $2.7 million during the first quarter of 2007 as compared with the prior-year quarter primarily due to the timing of payments to fund our pension plans.  In the first quarter of 2007, we funded the U.S. pension plan with a $2.0 million payment.  We made no such payments during the first quarter of 2006.

Prior to 2002, our cash provided by operations included advanced payments from customers for future product purchases.  We recorded these advance payments as deferred revenue, which is being amortized into net sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of product sales.  We had $28.5 million of deferred revenue on our March 31, 2007 consolidated balance sheet.  At the current volume levels, we expect to fully amortize this amount by recognizing amortization of approximately $6 million per year through 2011.

Operating Working Capital
(dollars in millions)

	Three Months Ended
	March 31, 2007	March 31, 2006
Changes in operating working capital
Accounts receivable	$(7.1)	$3.6
Inventories	(3.6)	(0.1)
Prepaid expenses	(0.9)	(0.6)
Accrued expenses	4.1	0.9
Accrued income taxes	2.1	2.6
Accounts payable	1.7	(8.4)
Net changes in operating working capital	$(3.7)	$(2.0)

In the first quarter of 2007, changes in operating working capital contributed unfavorably to cash flow by $3.7 million due primarily to increases in accounts receivable and inventories, partially offset by increases in accrued expenses, accrued income taxes and accounts payable.  We experienced an increase in accounts receivable as a result of increased net sales in February and March of 2007 following lower net sales in November and December of 2006.   The increase in inventories primarily occurred in France due partially to a build up of inventories in advance of a paper machine shutdown for capital improvements.  The increase in accrued expenses was primarily compensation-related.

In the first quarter of 2006, changes in operating working capital contributed unfavorably to cash flow by $2.0 million due primarily to a decrease in accounts payable, partially offset by lower accounts receivable and higher accrued income taxes. The decrease in accounts payable was primarily due to reduced purchasing activity, especially in France where mill production levels had decreased.  Sales during November and December of 2005 were higher than February and March of 2006; therefore, we experienced a decrease in accounts receivable during the first quarter of 2006.

Cash Flows from Investing Activities
(dollars in millions)

	Three Months Ended
	March 31, 2007	March 31, 2006

Capital spending	$(9.0)	$(1.6)
Capitalized software costs	(2.5)	(0.2)
Investment in equity affiliates	(1.9)	—
Other	(2.8)	(4.5)
Cash Used for Investing	$(16.2)	$(6.3)

Cash used for investing activities was $16.2 million in the first quarter of 2007 versus $6.3 million in the prior-year quarter, primarily due to increased capital spending, higher capitalized software costs and a $1.9 million equity investment in our joint venture in China during the first quarter of 2007.  Other consisted of changes in noncurrent assets and liabilities.

Capital Spending and Capitalized Software Costs

Capital spending totaled $9.0 million and $1.6 million for quarters ended March 31, 2007 and 2006, respectively.   The increase in capital spending during the first quarter of 2007 was partially due to $1.3 million for a paper machine rebuild in Brazil and $0.7 million for a paper machine rebuild and additional robotization of converting units in France.

In Brazil, we have authorized approximately $9 million for a capital investment to rebuild and speed-up a paper machine which currently produces base tipping and commercial and industrial papers.  The expanded capacity of this machine and improved product quality are expected to better meet market requirements in Latin America as well as support expected growth in sales demand outside of Brazil.  Spending for this investment is expected to be completed during the fourth quarter of 2007. We spent $1.3 million during the three months ended March 31, 2007 on this capital investment and $1.7 million to-date.

In France, we have authorized approximately $23 million of capital investments at the PdM facility as part of an overall restructuring plan intended to lower costs while also improving product quality.  The capital investments address 3 areas including a rebuild of 1 of PdM’s 2 large cigarette paper machines and installation of both additional robotized, high-speed converting units and other related manufacturing support assets all intended to replace older, less efficient equipment.  The paper machine rebuild and the additional robotization of converting are expected to substantially increase this production line’s papermaking capacity while improving converting productivity to an even greater extent.  These investments are expected to be completed during the fourth quarter of 2007.  Spending on these capital investments was $0.7 million during the first quarter of 2007 and $1.4 million to-date.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada.  For these purposes, we expect to incur capital expenditures of approximately $2 million in each of 2007 and 2008, of which no material amount is the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

Capital spending for 2007 is expected to be in the range of $55 to $65 million, including the $23 million capital investment at PdM and the $9 million paper machine upgrade in Brazil.

Additionally, capitalized software costs totaled $2.5 million and $0.2 million for the first quarters of 2007 and 2006, respectively.  Capitalized software costs in the 2007 period included $2.2 million toward an enterprise-wide information system in France.  Capitalized software costs are expected to total $6 to $8 million for full year 2007, primarily related to the enterprise-wide information system in France.  That project was authorized in March 2005 for total capitalized software costs of approximately $17 million to enable full integration of supply chain and manufacturing functions and processes in France.  Of the $17 million, $6.6 million of capitalized software costs have been incurred to-date, including the $2.2 million incurred in the first quarter of 2007.  The system is expected to begin operating during the second quarter of 2008.

Cash Flows from Financing Activities
(dollars in millions)

	Three Months Ended
	March 31, 2007	March 31, 2006

Cash dividends paid to SWM stockholders	$(2.4)	$(2.4)
Net changes in debt	3.1	(3.4)
Purchases of treasury stock	(0.1)	—
Proceeds from exercise of stock options	1.5	1.7
Excess tax benefits of stock-based awards	—	0.4
Cash Provided by (Used for) Financing	$2.1	$(3.7)

Financing activities during the first quarter of 2007 included borrowings of $10.2 million and net repayments of debt totaling $7.1 million for a net increase in debt of $3.1million.  Other 2007 financing activities included dividends paid to SWM stockholders.  Proceeds from stock option exercises were essentially unchanged from the prior-year level.

Financing activities during the first quarter of 2006 included net repayments of debt totaling $9.5 million and borrowings totaling $6.1 million for a net decrease in debt of $3.4 million.  Other 2006 financing requirements included dividends paid to SWM stockholders.

Dividend Payments

We have declared and paid quarterly dividends of $0.15 per share since the second quarter of 1996.  We currently expect to continue this level of quarterly dividend.  The covenants of our existing credit facility require us to maintain certain financial ratios, none of which under normal business conditions materially limit our ability to pay such dividends, and we do not currently anticipate any change in business conditions of a nature that would cause future restrictions on dividend payments as a result of our need to maintain these financial ratios.

On April 26, 2007, we announced that the Board of Directors had declared a quarterly cash dividend of $0.15 per share of common stock.  The dividend will be payable on June 11, 2007 to stockholders of record on May 14, 2007.

Share Repurchases

We repurchased a total of 4,340 shares of our common stock during the first quarter of 2007 at a cost of $0.1 million.  The 2007 share repurchases were made under a Board of Directors’ $20.0 million authorization covering the period January 1, 2007 through December 31, 2008.  We did not repurchase any shares of our common stock during 2006.  Corporate 10b5-1 plans are used by us so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Debt Instruments and Related Covenants
(dollars in millions)

	Three Months Ended
	March 31, 2007	March 31, 2006
Changes in short-term debt	$(1.8)	$(9.1)
Proceeds from issuances of long-term debt	10.2	6.1
Payments on long-term debt	(5.3)	(0.4)
Net changes in debt	$3.1	$(3.4)

We maintain short-term and long-term credit facilities.  We have credit facilities with a group of banks which, as of March 31, 2007, included 5-year committed revolving credit facilities in the United States and France.  At March 31, 2007, we had approximately $125 million still available for borrowing under our 5-year revolving facilities. In addition, we have uncommitted bank overdrafts and lines of credit totaling approximately $34.7 million in the United States, France and Brazil, of which approximately $30.7 million was still available for borrowing as of March 31, 2007.

Our projected cash needs in 2007 for capital spending ($55 to $65 million) and software development spending ($6 to $8 million), pension contributions ($7 to $12 million), employee severance payments ($7 to $10 million) and joint venture equity payments ($12 to $13 million) total approximately $90 to $110 million.  These cash requirements are expected to be funded through internally generated cash flow and increased borrowing in the range of $45 to $55 million from our bank credit facilities.

As of March 31, 2007, $38 million of our variable-rate long-term debt was fixed under interest rate swap agreements.  There was no material change in the value of these debt instruments as of March 31, 2007.

Our total debt to capital ratios at March 31, 2007 and December 31, 2006 were 23.4 percent and 23.3 percent, respectively, slightly below our target range of 25 to 35 percent.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits.  Our U.S. and French pension plans were underfunded by $30.9 million as of December 31, 2006 as it related to the associated accumulated benefit obligations, with the fair value of plan assets representing 79 percent of the accumulated benefit obligations.  We currently expect to make pension contributions in the full year 2007 of $7 to $12 million and additional amounts in future years in the United States and France in order to help improve the funded status of these plans and ensure compliance with the Pension Protection Act of 2006 in the United States.

Other Commitments. Our PdM mill has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $2 million per year.  Our future purchases at this mill are expected to be at levels that exceed such minimum levels under the contract, which expires in 2009.

During 2004, LTRI and PdM both entered into agreements with an energy cogeneration supplier whereby the supplier would construct and operate a cogeneration facility at the mills and supply steam which would be used in the operation of the mills.  These agreements are expected to reduce the energy cost of these mills.  The construction phase of the LTRI cogeneration facility was completed in late 2005 and the construction of the PdM cogeneration facility should be completed in the first half of 2007, with the supplier bearing the entire capital cost of both projects.  Following start-up of these facilities, LTRI and PdM will be committed to purchasing minimum annual amounts of steam generated by each of these facilities for a period of 15 years under the agreements.  These minimum annual commitments together will total approximately $4 million.  LTRI’s and PdM’s current and expected requirements for steam are at levels that exceed the minimum levels under the respective contracts.

During 2006, SWM-B and PdM separately entered into agreements for the transmission and distribution of energy.  The SWM-B contract for the electrical energy supply is for the period May 1, 2006 to December 31, 2010 to cover 100 percent of the mill’s consumption of electrical energy.  The absolute value of the electric energy to be provided under this contract is estimated at approximately $5 million annually.  The SWM-B agreements for transmission and distribution are revolving annual contracts with the absolute value of the services to be provided under these 2 contracts estimated at approximately $3 million annually.  The PdM agreement is for the period April 1, 2007 to April 1, 2008 and provides for the supply of 100 percent of its requirements for natural gas and associated distribution to service its paper mill.  The absolute value of the natural gas and distribution to be provided under this contract is estimated at approximately $10 million.

Employee Labor Agreements.  The current 3-year collective bargaining agreement at our Spotswood mill will expire on July 28, 2007.

Collective bargaining agreements at both our Quimperlé and Malaucène mills expired December 31, 2005 and the collective bargaining agreements for our Spay and Saint-Girons mills expired February 28, 2006 and May 31, 2006, respectively.   As allowed under French law, after failure to reach agreement with the collective bargaining units, these mills implemented new terms which are in effect through December 31, 2007 for our Quimperlé and Malaucène mills and through February 29, 2008 and June 5, 2007 for our Spay and Saint-Girons mills, respectively.  We are currently in discussions with the unions representing employees at each of our French mills concerning renewal of those labor contracts.

The current 1-year collective bargaining agreement at SWM-B will expire on May 31, 2007.

Outlook

Results during the first quarter reflected improvement in several areas of our business, including less production downtime in our French RTL business, the benefit of improved results from the production and sale of cigarette paper for LIP cigarettes, an increase in average selling prices driven primarily by an improved sales mix and improved cost performance including restructuring activities initiated in 2006.  Inflationary cost increases and unfavorable fixed cost absorption partially offset these improvement, but to a lesser extent than experienced throughout 2006.

We are encouraged by the first quarter results which benefited from the implementation of our business plans.  We remain committed to our previously announced strategies for restructuring our French and U.S. businesses to better balance capacity to available demand.  An accelerating pace of sales growth is expected for cigarette paper used in LIP cigarettes and increased demand has been experienced for RTL products.  Additional progress is anticipated in cost reduction activities underway across our business units and the benefits from these actions are expected to further offset the combined negative impact of inflationary cost increases and lower production volumes on operating profit.

We continue to experience weakness in tobacco-related paper sales.  Reduced demand for tobacco-related paper products in western Europe and the United States have caused excess production capacity and increased machine downtime.  Our actions to reduce inventories, especially in France in the fourth quarter of 2006, as well as the restructuring actions underway in both France and the United States, have improved this situation during the first quarter of 2007.  However, we continue to evaluate how to operate our worldwide production facilities more effectively with the reduced volumes of tobacco-related papers.  Analysis continues into possible further restructuring activities that could result in additional expenses.

Consistent with recent historical trends, worldwide cigarette consumption is expected to increase at a rate of approximately one-half to 1 percent per year.  The anticipated decline in the production of cigarettes in developed countries is expected to be more than offset by increased cigarette production in developing countries that currently represent approximately 70 percent of worldwide cigarette production.  Population demographics and expected increases in disposable income are expected to support the increased consumption of cigarettes in developing countries.  In addition, the litigation environment is different in most foreign countries compared with the United States, having less of an impact on the pricing of cigarettes, which, in turn, affects cigarette consumption.  Cigarette production in the United States is expected to continue to decline as a result of reduced cigarette exports and a decline in domestic cigarette consumption caused by increased cigarette prices, health concerns and public perceptions.  As well, cigarette consumption has declined in western Europe following recent tax increases on cigarette sales and smoking restrictions.

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

•                  Our financial performance is dependent upon the cost of raw materials, particularly wood pulp, purchased energy, chemicals and labor.  Recently, the cost of these items has increased significantly, and the nature of our agreements with our customers may make it difficult to pass changes in these costs on to our customers in a timely and effective manner.

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

For additional factors and further discussion of these factors, please see our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at March 31, 2007 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2007. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and disputes (see Note 8, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).  There have been no material developments to these matters during 2007, except in the following case.

Imposto sobre Produtos Industrializados, or IPI, a form of federal value-added tax in Brazil. Schweitzer-Mauduit do Brasil v. Federal Union, Federal Regional Tribunal sitting in Rio de Janeiro, case number 2004.51.04.000502-4 (March 5, 2004).

SWM-B instituted action in March 2004 to recover credits on past and future purchases of raw materials that are exempt from IPI taxes or that carry an IPI tax rate of zero, for which a favorable ruling was received at the first court level.  The recovery would be in the form of presumed credits that could be applied to offset other IPI tax liabilities.  The action for recovery is based on the principle in Brazilian law of non-cumulative taxes.  During March 2007, the Company received an unfavorable ruling on appeal before the Federal Tribunal.  The potential recovery of IPI credits, depending upon several contested factors, could be in the range of $10 million to $20 million, which amounts the Company considers a gain contingency and have not recorded in its consolidated financial statements.  The final resolution of this matter will likely entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors previously disclosed in our Form 10-K for the year ending December 31, 2006.  For a full description of these risk factors, please refer to Part I, Item 1A, “Risk Factors” therein, together with the “Forward-Looking Statements” section within Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased shares of its common stock during the first quarter of 2007.  The following table indicates the amount of shares of the Company’s common stock it has repurchased during 2007 and the remaining amount of share repurchases currently authorized by our Board of Directors as of March 31, 2007:

			Total Number of		Maximum Amount
	Total Number	Average	Shares Repurchased		Of Shares that May
	Of Shares	Price Paid	As Part of Publicly		Yet be Repurchased
	Repurchased	Per Share	Announced Programs		Under the Program
			(# shares)	($ in millions)	($ in millions)
First Quarter	4,340	$23.00	4,340	$0.1
Second Quarter	—	—	—	—
Third Quarter
Fourth Quarter	—	—	—	—
Full Year 2007	4,340	$23.00	4,340	$0.1	$19.9	*

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reelection of Directors

Our Annual Meeting of Stockholders was held on Thursday, April 26, 2007, at which a vote was held regarding election of 2 directors, as had been indicated on our proxy statement mailed on or about March 15, 2007.  The stockholders of the Company reelected Wayne H. Deitrich and Larry B. Stillman as Class III Directors for a 3-year term expiring at the 2010 Annual Meeting of Stockholders.  Mr. Deitrich serves, presently and since 1995, as Chief Executive Officer and Chairman of the Board of the Company.  Mr. Stillman joined the Board in 1995 and serves, presently and since 1988, as Vice President, Norwest Group, xpedx, a distributor of printing paper, packaging supplies and equipment.   The results of the voting of stockholders were as follows:

	For	Withheld
Director: Mr. Deitrich	14,100,104	471,093
Director: Mr. Stillman	14,101,076	470,121

Appointment of Executive Officers

On April 26, 2007, the Company’s Board of Directors appointed Mr. Michel Fievez to the newly created position of President – European Operations, effective June 1, 2007.  This position includes the functions formerly executed by the President – French Operations.  Mr. Fievez, from 2003 to-date, served as Vice President and General Manager of various paper products businesses within Ahlstrom Corporation.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)          Exhibits:

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

Schweitzer-Mauduit International, Inc.

(Registrant)

By:	/s/ PETER J. THOMPSON	By:	/s/ WAYNE L. GRUNEWALD
	Peter J. Thompson		Wayne L. Grunewald
	Chief Financial Officer and		Controller
	Treasurer		(principal accounting officer)
(duly authorized officer and
principal financial officer)

	May 9, 2007		May 9, 2007

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended March 31, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*           These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.