Form 10-Q
period 2007-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2007-08-07
CIK 1000623

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

There were 15,708,817 shares of common stock, par value $0.10 per share, of the registrant outstanding as of August 3, 2007.

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

GLOSSARY OF TERMS

INDEX TO EXHIBITS

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net Sales	$171.8	$162.1	$342.1	$327.5
Cost of products sold	145.8	139.9	287.8	280.7

Gross Profit	26.0	22.2	54.3	46.8

Selling expense	5.4	5.9	11.0	11.5
Research expense	2.0	1.9	4.0	3.7
General expense	9.2	6.8	18.1	14.5
Total nonmanufacturing expenses	16.6	14.6	33.1	29.7

Restructuring expense (see Note 4)	3.4	3.4	6.1	3.9

Operating Profit	6.0	4.2	15.1	13.2

Interest expense	1.5	1.4	2.8	2.8
Other expense, net	0.2	0.6	0.1	0.6

Income Before Income Taxes, Minority Interest and Loss from Equity Affiliates	4.3	2.2	12.2	9.8

Provision for income taxes	1.2	0.4	3.1	2.4
Minority interest in earnings of subsidiaries	2.1	1.0	3.8	2.0
Loss from equity affiliates	—	0.1	0.1	0.1

Net Income	$1.0	$0.7	$5.2	$5.3

Net Income Per Share:

Basic	$0.06	$0.04	$0.33	$0.34

Diluted	$0.06	$0.04	$0.33	$0.34

Cash Dividends Declared Per Share	$0.15	$0.15	$0.30	$0.30

Weighted Average Shares Outstanding:

Basic	15,605,300	15,399,600	15,551,500	15,377,100

Diluted	15,887,800	15,528,000	15,803,800	15,529,200

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2007	2006 (1)
		(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$8.5	$13.7
Accounts receivable	92.9	88.9
Inventories	128.1	119.2
Other current assets	12.8	14.3
Total Current Assets	242.3	236.1

Property, Plant and Equipment, net	426.8	416.8
Other Assets	56.9	44.2

Total Assets	$726.0	$697.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current debt	$20.1	$17.1
Accounts payable	64.2	62.5
Accrued expenses	88.8	82.4
Current deferred revenue	6.0	6.0
Total Current Liabilities	179.1	168.0

Long-Term Debt	80.4	80.2
Pension and Other Postretirement Benefits	51.3	54.2
Deferred Income Tax Liabilities	27.9	29.0
Deferred Revenue	20.9	24.1
Other Liabilities	25.3	23.0
Total Liabilities	384.9	378.5

Minority Interest	19.9	15.6

Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 16,078,733 shares issued; 15,750,725 and 15,517,390 shares outstanding at June 30, 2007 and December 31, 2006, respectively	1.6	1.6
Additional paid-in-capital	63.7	63.3
Common stock in treasury, at cost, 328,008 and 561,343 shares atJune 30, 2007 and December 31, 2006, respectively	(6.7)	(11.4)
Retained earnings	271.1	270.6
Accumulated other comprehensive loss, net of tax	(8.5)	(21.1)

Total Stockholders’ Equity	321.2	303.0

Total Liabilities and Stockholders’ Equity	$726.0	$697.1

(1) - See Note 7, “Prior Period Restatement”

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

 (dollars in millions, except per share amounts)

(Unaudited)

								Accumulated
			Additional					Other
	Common Stock Issued		Paid-In	Treasury Stock		Retained	Unearned	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance, December 31, 2005 (Restated) (1)	16,078,733	$1.6	$63.8	770,977	$(15.6)	$280.8	$(0.3)	$(38.4)	$291.9

Net income for the six months ended June 30, 2006						5.3			5.3

Adjustments to unrealized foreign currency translation, net of tax								16.3	16.3

Comprehensive income, net of tax									21.6

Effect of adoption of SFAS No. 123R			(0.3)				0.3		—
Dividends declared ($0.30 per share)						(4.7)			(4.7)
Restricted stock issuances, net			(0.4)	(24,000)	0.4				—
Return of shares				13					—
Stock-based compensation expense			0.2						0.2
Stock issued to directors as compensation				(3,020)	0.1				0.1
Excess tax benefits of stock-based awards			0.4						0.4
Issuance of shares for options exercised	—	—	(0.4)	(106,400)	2.2	—	—	—	1.8

Balance, June 30, 2006 (Restated) (1)	16,078,733	$1.6	$63.3	637,570	$(12.9)	$281.4	$—	$(22.1)	$311.3

Balance, December 31, 2006 (Restated) (1)	16,078,733	$1.6	$63.3	561,343	$(11.4)	$270.6	$—	$(21.1)	$303.0

Net income for the six months ended June 30, 2007						5.2			5.2

Adjustments to unrealized foreign currency translation, net of tax								11.8	11.8

Amortization of postretirement benefit plans’ actuarial losses and prior service costs,net of tax								0.8	0.8

Comprehensive income, net of tax									17.8
Dividends declared ($0.30 per share)						(4.7)			(4.7)
Restricted stock issuances, net			(0.6)	(29,960)	0.6				—
Stock-based compensation expense			0.4						0.4
Stock issued to directors as compensation				(2,908)	0.1				0.1
Excess tax benefits of stock-based awards			0.3						0.3
Purchases of treasury stock				4,340	(0.1)				(0.1)
Issuance of shares for options exercised	—	—	0.3	(204,807)	4.1	—	—	—	4.4

Balance, June 30, 2007	16,078,733	$1.6	$63.7	328,008	$(6.7)	$271.1	$—	$(8.5)	$321.2

(1) – See Note 7, “Prior Period Restatement”

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in millions)

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2007	2006
Operations
Net income	$5.2	$5.3
Non-cash items included in net income
Depreciation and amortization	19.4	19.2
Restructuring accelerated depreciation	1.5	3.1
Amortization of deferred revenue	(3.2)	(3.3)
Deferred income tax benefit	(4.0)	(2.9)
Minority interest in earnings of subsidiaries	3.8	2.0
Other items	0.3	1.4
Net changes in operating working capital	(1.1)	(2.6)
Cash Provided by Operations	21.9	22.2

Investing
Capital spending	(18.3)	(2.1)
Capitalized software costs	(4.5)	(0.7)
Investment in equity affiliates	(6.5)	(2.5)
Other	(1.0)	(5.9)
Cash Used for Investing	(30.3)	(11.2)

Financing
Cash dividends paid to SWM stockholders	(4.7)	(4.7)
Changes in short-term debt	2.4	(3.5)
Proceeds from issuances of long-term debt	13.0	21.2
Payments on long-term debt	(12.6)	(28.6)
Purchases of treasury stock	(0.1)	—
Proceeds from exercise of stock options	4.4	1.8
Excess tax benefits of stock-based awards	0.3	0.4
Cash Provided by (Used for) Financing	2.7	(13.4)

Effect of Exchange Rate Changes on Cash	0.5	—

Decrease in Cash and Cash Equivalents	(5.2)	(2.4)

Cash and Cash Equivalents at beginning of period	13.7	5.1

Cash and Cash Equivalents at end of period	$8.5	$2.7

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  GENERAL

Nature of Business

Schweitzer-Mauduit International, Inc., or the Company, is a multinational diversified producer of premium specialty papers headquartered in the United States of America and is the world’s largest supplier of fine papers to the tobacco industry. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications.  Tobacco industry products comprised approximately 90 percent of the Company’s consolidated net sales in each of the three and six months ended June 30, 2007 and 2006.  The primary products in the group include cigarette, plug wrap and tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes and reconstituted tobacco wrappers and binders for cigars.  These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

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

During the second quarter of 2007, the Company acquired a production facility in South Carolina to be used for the processing of cigarette paper for lower ignition propensity, or LIP, cigarettes.  The purchase price of the acquisition was $2.8 million.  An initial estimate of the purchase price allocation is as follows:  $2.0 million for the building, $0.6 million for the production equipment and $0.2 million for the land.  Operations are expected to begin prior to year-end 2007.

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

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.  The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 2, 2007.  The Company has restated its prior consolidated balance sheet for an immaterial adjustment originating in 2003, as described in Note 7, “Prior Period Restatement.”

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, depreciable lives, sales returns, receivables valuation, pension, postretirement and other benefits, restructuring, taxes and contingencies. Actual results could differ materially from those estimates.

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes” effective January 1, 2007.  FIN 48 is an interpretation of Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes,” which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes.  Adoption of FIN 48 had no cumulative effect on the Company’s consolidated financial position at January 1, 2007.  At June 30, 2007, the Company had no significant unrecognized tax benefits related to income taxes.

The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement.  There were no material income tax penalties or interest accrued during the six months ended June 30, 2007.

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions.  With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2003.

Credit Agreement Extension

On July 17, 2007, the Company and Schweitzer-Mauduit France S.A.R.L. received a 1-year extension under the current terms and conditions of its existing unsecured credit agreement. The credit agreement provided for a 5-year term with 2 1-year extension options, with the extensions at the discretion of the participating banks. The maturity date of the credit agreement was originally July 31, 2011 and has now been extended to July 31, 2012. All other provisions of the credit agreement remain unchanged.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Average number of common shares outstanding	15,605.3	15,399.6	15,551.5	15,377.1
Dilutive effect of:
– stock options	79.6	60.3	69.6	86.5
– restricted stock	103.6	38.9	102.0	39.0
– directors’ deferred stock compensation	27.2	20.8	26.5	20.1
– long-term incentive compensation	72.1	8.4	54.2	6.5
Average number of common and potential common shares outstanding	15,887.8	15,528.0	15,803.8	15,529.2

Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods.  The average number of share equivalents resulting from these anti-dilutive stock options not included in the computations of diluted net income per share for the three and six months ended June 30, 2007 were approximately 358,800 and 370,300, respectively, and for the three and six months ended June 30, 2006 were approximately 600,000 and 489,900, respectively.

NOTE 3.  INVENTORIES

The following schedule details inventories by major class (dollars in millions):

	June 30,	December 31,
	2007	2006
Raw materials	$37.7	$38.4
Work in process	21.2	19.1
Finished goods	49.3	42.3
Supplies and other	19.9	19.4
Total	$128.1	$119.2

NOTE 4. RESTRUCTURING ACTIVITIES

The Company initiated restructuring activities during 2006 which are expected to improve its competitiveness and profitability as well as address an imbalance between sales demand for its products and its paper production capacity in France and the United States.  The Company recognized restructuring expense of $3.4 million and $6.1 million during the three and six months ended June 30, 2007, respectively, and $3.4 million and $3.9 million during the three and six months ended June 30, 2006, and $21.1 million during the full year of 2006.

The following table summarizes the associated cash and non-cash pretax restructuring expense in France and the United States for the three and six months ended June 30, 2007 and 2006 and the twelve months ended December 31, 2006 (dollars in millions):

					Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,	December 31,
	2007	2006	2007	2006	2006
France
Cash Expense
Severance and other employee related costs	$2.6	$0.1	$4.6	$0.1	$13.9
Other	—	0.1	—	0.1	0.9
Total cash expense	2.6	0.2	4.6	0.2	14.8
Non-cash Expense
Accelerated depreciation	0.4	0.3	0.8	0.5	1.0
Other	—	—	—	—	—
Total non-cash expense	0.4	0.3	0.8	0.5	1.0
Total France Restructuring Expense	$3.0	$0.5	$5.4	$0.7	$15.8

United States
Cash Expense
Severance and other employee related costs	$—	$0.3	$—	$0.3	$0.5
Other	—	0.2	—	0.2	0.1
Total cash expense	—	0.5	—	0.5	0.6
Non-cash Expense
Accelerated depreciation	0.4	2.3	0.7	2.6	4.2
Other	—	0.1	—	0.1	0.5
Total non-cash expense	0.4	2.4	0.7	2.7	4.7
Total United States Restructuring Expense	$0.4	$2.9	$0.7	$3.2	$5.3

Summary
Total Cash Expense	$2.6	$0.7	$4.6	$0.7	$15.4
Total Non-cash Expense	0.8	2.7	1.5	3.2	5.7
Total Restructuring Expense	$3.4	$3.4	$6.1	$3.9	$21.1

Restructuring liabilities were classified on each of the June 30, 2007 and December 31, 2006 consolidated balance sheets within accrued expenses.  The activity during the six months ended June 30, 2007 and the twelve months ended December 31, 2006 is summarized as follows (dollars in millions):

	2007	2006
Balance at beginning of year	$13.9	$—
Accruals for announced programs	4.6	15.4
Cash payments	(4.0)	(1.5)
Exchange rate impacts	0.4	—
Balance at end of period	$14.9	$13.9

Restructuring costs are accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postretirement Benefits - An Amendment of FASB Statements No. 5 and 15,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits.”  The actual amount of severance expense in France will be dependent upon the final number of individuals within each of the possible categories for employee severance that include early retirement, other voluntary terminations and involuntary layoffs, and which amount above the French legal minimum is being accrued and amortized to restructuring expense ratably over the affected employees’ remaining service periods.

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

SWM-B instituted action in March 2004 to recover credits on past and future purchases of raw materials that are exempt from IPI taxes or that carry an IPI tax rate of zero, for which a favorable ruling was received at the first court level. The recovery would be in the form of presumed credits that could be applied to offset other IPI tax liabilities.  The action for recovery is based on the principle in Brazilian law of non-cumulative taxes.  The potential recovery of IPI credits, depending upon several contested factors, could be in the range of $10 million to $20 million, which amounts the Company considers a gain contingency and has not recorded in its consolidated financial statements.  During March 2007, the Company received an unfavorable ruling on appeal before the Federal Tribunal.  The final resolution of this matter will likely entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years.

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

U.S. Pension and OPEB Benefits

The components of net pension and OPEB benefit costs under U.S. plans for the three and six months ended June 30, 2007 and 2006 were as follows (dollars in millions):

U.S. Pension Benefits	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Service cost	$0.2	$0.3	$0.5	$0.9
Interest cost	1.7	1.8	3.3	3.3
Expected return on plan assets	(1.9)	(1.7)	(3.8)	(3.5)
Amortization and other	0.6	0.6	1.1	1.3
Pension curtailment gain	—	(0.1)	—	(0.1)
Net periodic benefit cost	$0.6	$0.9	$1.1	$1.9

U.S. OPEB Benefits	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Service cost	$—	$—	$0.1	$0.1
Interest cost	0.2	0.2	0.4	0.4
Net periodic benefit cost	$0.2	$0.2	$0.5	$0.5

During the full year of 2007, the Company expects to recognize approximately $2 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans, of which $0.6 and $1.1 million were recognized in the three and six months ended June 30, 2007, respectively.

French Pension Benefits

The components of net pension costs under French plans for the three and six months ended June 30, 2007 and 2006 were as follows (dollars in millions):

French Pension Benefits	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Service cost	$0.5	$0.4	$1.0	$0.8
Interest cost	0.5	0.5	0.9	1.0
Expected return on plan assets	(0.4)	(0.3)	(0.7)	(0.6)
Amortization and other	0.1	0.2	0.3	0.4
Net periodic benefit cost	$0.7	$0.8	$1.5	$1.6

During the full year of 2007, the Company expects to recognize approximately $1 million for amortization of accumulated other comprehensive loss related to its French pension plans, of which $0.1 million and $0.3 million were recognized in the three and six months ended June 30, 2007, respectively.

The Company contributed $4.0 million and $2.0 million to its U.S. and French pension plans through the first six months of 2007 and 2006, respectively, and currently expects to make total pension contributions for the full year of 2007 of approximately $7 to $12 million.  The Company also made payments of $1.1 million and $1.2 million in the six months ended June 30, 2007 and 2006, respectively, related to its U.S. OPEB benefits and expects to make payments of approximately $2 million during the full year of 2007.

NOTE 7.  PRIOR PERIOD RESTATEMENT

As reported in its Form 10-Q for the quarter ended March 31, 2007, the Company restated its prior period consolidated financial statements to correct an accounting error, which originated in 2003, by recognizing the impact of a French income tax assessment on statutory profit sharing liabilities owed to certain French employees.  Under applicable French social law, statutory profit sharing should be recalculated whenever taxable income is adjusted due to a tax audit assessment.  In this instance, an audit assessment finalized in 2003 increased prior period statutory taxable earnings, thereby increasing the amount due under the statutory profit sharing regime.  However, the Company had not previously recorded the increased profit sharing liability resulting from the French income tax assessment in its 2003 consolidated financial statements.

The increased amount of profit sharing liability was $1.5 million pretax.  The after-tax effect of this error on net income in 2003 was $1.0 million.  The Company determined that this error did not materially misstate its previously issued financial statements and, in accordance with the provisions of SEC Staff Accounting Bulletin No. 108, the Company restated the accompanying prior period financial statements from amounts previously reported.  In years subsequent to 2003, the adjustment was reflected as a reduction of retained earnings of $1.0 million, an increase in other current assets for the deferred income tax effect of $0.5 million and an increase in accrued expenses of $1.5 million.

The effects of the restatement on the consolidated balance sheet as of December 31, 2006 and on the consolidated statements of changes in stockholders’ equity as of June 30, 2006 and December 31, 2005 were as follows (dollars in millions):

	As Previously	Error
December 31, 2006	Reported	Correction	As Restated

Other current assets	$13.8	$0.5	$14.3
Total Current Assets	235.6	0.5	236.1
Total Assets	696.6	0.5	697.1

Accrued expenses	$80.9	$1.5	$82.4
Total Current Liabilities	166.5	1.5	168.0
Total Liabilities (1)	377.0	1.5	378.5

Retained earnings	$271.6	$(1.0)	$270.6
Total Stockholders’ Equity	304.0	(1.0)	303.0

Total Liabilities and Stockholders’ Equity	$696.6	$0.5	$697.1

June 30, 2006

Retained earnings	$282.4	$(1.0)	$281.4
Total Stockholders’ Equity	312.3	(1.0)	311.3

December 31, 2005

Retained earnings	$281.8	$(1.0)	$280.8
Total Stockholders’ Equity	292.9	(1.0)	291.9

(1)   – Minority interest of $15.6 million was reclassified from total liabilities at December 31, 2006.  The effects of the reclassification on the consolidated balance sheet as of December 31, 2006 were to reduce total liabilities by $15.6 million, and on a separate line report minority interest of $15.6 million.

NOTE 8.   SEGMENT INFORMATION

The Company operates and manages 3 reportable segments:  United States, or U.S., France and Brazil.  These segments are based on the geographical location of the Company’s manufacturing operations.  These business segments manufacture and sell Cigarette Papers used to wrap various parts of a cigarette and reconstituted tobacco products, as well as certain non-tobacco industry products.  While the products are similar in each segment, they vary based on customer requirements and the manufacturing capabilities of each of the operations.  Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

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

Net Sales

(dollars in millions)

	Three Months Ended				Six Months Ended
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
France	$102.7	59.8%	$97.3	60.0%	$203.0	59.3%	$190.0	58.0%
United States	56.2	32.7	55.8	34.4	113.1	33.1	118.2	36.1
Brazil	17.1	9.9	14.7	9.1	34.5	10.1	31.0	9.5
Subtotal	176.0	102.4	167.8	103.5	350.6	102.5	339.2	103.6

Intersegment sales by
France	(1.3)	(0.7)	(3.7)	(2.3)	(2.3)	0.7	(7.1)	(2.2)
United States	(0.7)	(0.4)	(0.2)	(0.1)	(1.5)	0.4	(0.4)	(0.1)
Brazil	(2.2)	(1.3)	(1.8)	(1.1)	(4.7)	1.4	(4.2)	(1.3)
Subtotal	(4.2)	(2.4)	(5.7)	(3.5)	(8.5)	(2.5)	(11.7)	(3.6)
Consolidated	$171.8	100.0%	$162.1	100.0%	$342.1	100.0%	$327.5	100.0%

Operating Profit

(dollars in millions)

	Three Months Ended				Six Months Ended
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
France	$6.0	100.0%	$5.5	130.9%	$13.2	87.4%	$13.9	105.3%
United States	3.4	56.7	0.7	16.7	7.9	52.3	3.2	24.2
Brazil	(0.4)	(6.7)	(0.3)	(7.1)	(0.2)	(1.3)	(0.1)	(0.7)
Unallocated	(3.0)	(50.0)	(1.7)	(40.5)	(5.8)	(38.4)	(3.8)	(28.8)
Consolidated	$6.0	100.0%	$4.2	100.0%	$15.1	100.0%	$13.2	100.0%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations, current financial position and cash flows. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2006. The discussion of our results of operations and financial position includes various forward-looking statements about our markets, the demand for our products and our future results. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to our business and our company, you should read the section entitled “Factors That May Affect Future Results” included in our Annual Report on Form 10-K for the year ended December 31, 2006.  Unless the context indicates otherwise, references to “we,” “us,” “our,” “SWM,” “Schweitzer-Mauduit” or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

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

•                  Recent Developments

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Other Factors Affecting Liquidity and Capital Resources

•                  Outlook

•                  Forward-Looking Statements

Executive Summary

(dollars in millions, except per share amounts)

	Three Months Ended				Six Months Ended
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
Net sales	$171.8	100.0%	$162.1	100.0%	$342.1	100.0%	$327.5	100.0%
Gross profit	26.0	15.1	22.2	13.7	54.3	15.9	46.8	14.3
Restructuring expense	3.4	2.0	3.4	2.1	6.1	1.8	3.9	1.2
Operating profit	6.0	3.5	4.2	2.6	15.1	4.4	13.2	4.0
Net income	$1.0	0.6%	$0.7	0.4%	$5.2	1.5%	$5.3	1.6%
Diluted earnings per share	$0.06		$0.04		$0.33		$0.34
Capital spending	$9.3		$0.5		$18.3		$2.1

Second Quarter Highlights

Net sales were $171.8 million in the quarter ended June 30, 2007, a 6.0 percent increase over the prior-year quarter.  The increase in net sales was caused by higher average selling prices, as a result of an improved mix of products sold, and favorable foreign currency exchange rate impacts on revenue, partially offset by lower sales volumes.  Gross profit was $26.0 million in the quarter ended June 30, 2007, an increase of $3.8 million from the prior-year quarter.  The gross profit margin was 15.1 percent, increasing from 13.7 percent in the prior-year quarter.  Restructuring expense was $3.4 million for both quarters ended June 30, 2007 and 2006.  Operating profit was $6.0 million in the quarter ended June 30, 2007 versus $4.2 million in the prior-year quarter.  Increased average selling prices, resulting from an improved mix of products sold, and improved mill operations contributed to the increase in operating profit, partially offset by inflationary cost increases, increased nonmanufacturing expenses and unfavorable fixed cost absorption.  Net income and diluted earnings per share increased versus the prior-year periods by 42.9 percent and 50.0 percent, respectively.

Year-To-Date Highlights

Net sales were $342.1 million in the six months ended June 30, 2007, a 4.5 percent increase over the prior-year period.  The increase in net sales was caused by higher average selling prices, reflecting an improved sales mix, and favorable changes in currency exchange rates, partially offset by lower sales volumes.  Gross profit was $54.3 million in the six months ended June 30, 2007, an increase of $7.5 million from the prior-year period.  The gross profit margin was 15.9 percent, increasing from 14.3 percent in the prior-year period.  Restructuring expense was $6.1 million and $3.9 million for the six months ended June 30, 2007 and 2006, respectively.  The increase in restructuring expense in 2007 reflected restructuring activities in France.  Operating profit was $15.1 million in the six months ended June 30, 2007 versus $13.2 million in the prior-year period.  The increase in operating profit was primarily due to increased average selling prices due to an improved mix of products sold and improved mill operations, partially offset by inflationary cost increases, reductions in paper machine operating schedules and increased nonmanufacturing and restructuring expenses.  Net income and diluted earnings per share decreased versus the prior-year periods by 1.9 percent and 2.9 percent, respectively.

Capital spending was $18.3 million and $2.1 million during the six months ended June 30, 2007 and 2006, respectively.  The increase in capital spending during the six months ended June 30, 2007 was in part due to $3.4 million toward a paper machine rebuild in Brazil, $2.8 million for the purchase of a facility in South Carolina for the processing of cigarette paper for LIP cigarettes and $2.5 million toward a paper machine rebuild and additional robotization of converting units in France.

Recent Developments

Operational Changes — France and United States

We initiated restructuring activities during 2006 which are expected to improve our competitiveness and profitability as well as address an imbalance between sales demand for our products and our paper production capacity in France and the United States.  In France, this plan includes capital investments of approximately $25 million as well as workforce and paper machine restructuring activities at the largest of our 3 French paper operations, Papeteries de Mauduit S.A.S., or PdM, located in Quimperlé.  Through June 2007, workforce reductions totaling 94 employees have been achieved out of the 209 total reductions planned at this site.  The remaining reductions are expected to occur progressively through the balance of this year.  The PdM restructuring plan resulted in the shutdown of 1 cigarette paper machine earlier in 2007 and a second machine is expected to cease operation later this year.  We recorded $3.4 million of restructuring expenses for both three months ended June 30, 2007 and 2006, and $6.1 million and $3.9 million for the six months ended June 30, 2007 and 2006, respectively.  Note 4 of the Notes to Consolidated Financial Statements provides a more detailed discussion of the accounting for restructuring activities in France and the United States.

Lower Ignition Propensity Cigarettes

Certain governmental entities, particularly in North America, have proposed or enacted actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked.  A total of 21 states, representing approximately 40 percent of U.S. cigarette consumption, including 12 states during the second quarter, have now enacted LIP regulations that will progressively become effective through January 2009.  Sales of cigarette papers for LIP cigarettes continue to positively contribute to our operating results, especially as we realize further manufacturing efficiencies.  With further increases in sales volume of this cigarette paper combined with expected additional improvements in manufacturing costs, we expect continued gains in results from this product.

During the second quarter of 2007, we acquired a 54,000 square foot production and office facility located on a 10 acre site in Newberry, South Carolina to meet the growing demand for LIP cigarette paper.  The purchase price was $2.8 million.  The site contains equipment that will be utilized to apply bands onto cigarette paper for use in LIP cigarettes.   Operations are expected to begin prior to year-end 2007.

Philip Morris Supply Agreement

Since January 1, 1993, we have been the single source of supply of Cigarette Papers to Philip Morris’ U.S. operations, or Philip Morris USA.  During December 2006, we provided Philip Morris USA a notice of non-renewal of the Second Amended and Restated Agreement for Fine Paper Supply, or SSA, between the 2 companies.  Under the phase-out terms of the SSA, we are obligated to supply up to 100 percent of Philip Morris USA’s annual cigarette, base tipping and plug wrap paper requirements for 2 years (2007 and 2008) at current selling prices, which are subject to potential increases.  Philip Morris USA is obligated to purchase from us at least 75 percent and 50 percent of its annual tobacco papers requirements for the years 2007 and 2008, respectively.  To date, Philip Morris USA has not notified us of any change in the procurement of its requirements for tobacco papers.  The notification of phase-out of the SSA does not affect the supply agreement between us and Philip Morris USA concerning banded cigarette paper used to produce LIP cigarettes.  We have been in discussions with Philip Morris USA throughout the second quarter of 2007 for the purpose of negotiating a new supply arrangement.  As of yet, neither a firm schedule for concluding discussions nor an expected form of an agreement has been determined with Philip Morris USA.  Additional information regarding the SSA with Philip Morris USA is included in Part I, Item 1 and in Note 10 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

China Joint Venture

The construction of a new state-of-the-art paper mill by our joint venture with the China National Tobacco Corporation, or CNTC, to produce tobacco-related papers in China continues to progress.  The project is advancing smoothly and on schedule, with mill operations currently expected to commence as planned in the first half of 2008.  Additionally, we continue to make progress towards an agreement with CNTC on an RTL joint venture in China.

Results of Operations

This section presents a discussion and analysis of our second quarter and year-to-date 2007 net sales, operating profit and other information relevant to an understanding of the results of operations.  The following table presents financial data from the unaudited consolidated statements of operations for the periods indicated (dollars in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net Sales	$171.8	$162.1	$342.1	$327.5
Cost of products sold	145.8	139.9	287.8	280.7
Gross Profit	26.0	22.2	54.3	46.8

Nonmanufacturing expenses	16.6	14.6	33.1	29.7
Restructuring expense	3.4	3.4	6.1	3.9
Operating Profit	6.0	4.2	15.1	13.2

Interest expense	1.5	1.4	2.8	2.8
Other expense, net	0.2	0.6	0.1	0.6
Income Before Income Taxes, Minority Interest and Loss from Equity Affiliates	4.3	2.2	12.2	9.8
Provision for income taxes	1.2	0.4	3.1	2.4
Minority interest in earnings of subsidiaries	2.1	1.0	3.8	2.0
Loss from equity affiliates	—	0.1	0.1	0.1
Net Income	$1.0	$0.7	$5.2	$5.3

Diluted Net Income Per Share	$0.06	$0.04	$0.33	$0.34

Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006

Net Sales

(dollars in millions)

	Three Months Ended				Consolidated Sales
	June 30, 2007	June 30, 2006	Change	Percent Change	Volume Change

France	$102.7	$97.3	$5.4	5.5%	(6.6)%
United States	56.2	55.8	0.4	0.7	(7.7)
Brazil	17.1	14.7	2.4	16.3	16.4
Subtotal	176.0	167.8	8.2
Intersegment	(4.2)	(5.7)	1.5
Total	$171.8	$162.1	$9.7	6.0%	(3.3)%

Net sales were $171.8 million in the three months ended June 30, 2007 compared with $162.1 million in the three months ended June 30, 2006.  The increase of $9.7 million, or 6.0 percent, consisted of the following (dollars in millions):

	Amount	Percent
Changes in selling prices and product mix	$9.5	5.9%
Changes in currency exchange rates	6.8	4.2
Changes in sales volumes	(6.6)	(4.1)
Total	$9.7	6.0%

•                  Higher average selling prices had a favorable $9.5 million, or 5.9 percent, impact on the net sales comparison, primarily resulting from an improved sales mix that benefited from increased sales of cigarette paper for LIP cigarettes.

•                  Changes in currency exchange rates favorably impacted the net sales comparison by $6.8 million, or 4.2 percent.  The euro was 6.3 percent stronger against the U.S. dollar, and the real was 11.2 percent stronger against the U.S. dollar.

•                  Unit sales volumes decreased by 3.3 percent compared with the three months ended June 30, 2006, having an unfavorable effect on net sales of $6.6 million, or 4.1 percent.

•                  Sales volumes in the United States decreased by 7.7 percent, reflecting reduced sales of both tobacco-related and commercial and industrial papers.

•                  Sales volumes for the French segment decreased by 6.6 percent, primarily as a result of reduced sales volumes of RTL products.

•                  Brazil experienced increased sales volumes of 16.4 percent as the result of an increase in commercial and industrial as well as tobacco-related papers.

Sales of tobacco-related products accounted for approximately 90 percent of net sales in each of the three months ended June 30, 2007 and 2006.

French segment net sales of $102.7 million in the three months ended June 30, 2007 increased $5.4 million, or 5.5 percent, from $97.3 million in the three months ended June 30, 2006.  The increase was the result of favorable currency impacts and an improved product mix, partially offset by lower sales volumes for tobacco-related papers, as well as for RTL products, which primarily resulted from a non-recurring tender order during the prior-year period.

The U.S. segment net sales of $56.2 million in the three months ended June 30, 2007 represented an increase of $0.4 million compared with $55.8 million in the three months ended June 30, 2006.  The increase in net sales of the U.S. segment primarily resulted from an improved sales mix that included increased sales of cigarette paper for LIP cigarettes, mostly offset by lower sales volumes for both tobacco-related and commercial and industrial papers.

The Brazil segment realized an increase in net sales of $2.4 million, or 16.3 percent, to $17.1 million in the three months ended June 30, 2007 from $14.7 million in the three months ended June 30, 2006.  The Brazilian segment’s net sales increase was primarily due to increased sales volumes of commercial and industrial and tobacco-related papers and favorable currency impacts.

Gross Profit
(dollars in  millions)

	Three Months Ended
	June 30, 2007	June 30, 2006	Change	Percent Change	Percent of Net Sales
					2007	2006
Net Sales	$171.8	$162.1	$9.7	6.0%
Cost of products sold	145.8	139.9	5.9	4.2	84.9%	86.3%
Gross Profit	$26.0	$22.2	$3.8	17.1%	15.1%	13.7%

Gross profit was $26.0 million in the three months ended June 30, 2007, an increase of $3.8 million, or 17.1 percent, versus $22.2 million in the three months ended June 30, 2006.  The gross profit margin was 15.1 percent in the three months ended June 30, 2007, increasing from 13.7 percent in the three months ended June 30, 2006. Gross profit was favorably impacted by an improved mix of products sold and improved mill operations, and was unfavorably impacted by inflationary cost increases and unabsorbed fixed costs.

Increased average selling prices, resulting primarily from an improved mix of products sold, combined with the impact of changes in sales volumes to improve operating results by $5.9 million from the three months ended June 30, 2006.  Additionally, despite reduced machine production schedules, mill operations improved, reflecting cost reduction activities across all business units and the benefit of restructuring activities.

Inflationary cost increases, primarily related to purchased wood pulp and other purchased materials, unfavorably impacted operating results by $2.6 million during the quarter.  Changes in per ton wood pulp costs increased operating expenses by $2.1 million compared with the prior-year quarter.  The average per ton list price of northern bleached softwood kraft pulp, or NBSK, in the United States was $810 per metric ton during the quarter ended June 30, 2007 compared with $705 per metric ton during the quarter ended June 30, 2006.  Purchased material costs increased $0.5 million during the quarter.  Energy costs declined slightly as lower electricity and natural gas rates in France were largely offset by increased electricity and natural gas rates in the United States.

As a result of decreased tobacco-related paper sales volumes in the United States and France, reduced machine operating schedules and lower production volumes were experienced during the second quarter, which resulted in unfavorable fixed cost absorption impacts of $1.3 million.

Nonmanufacturing Expenses
(dollars in millions)

	Three Months Ended
	June 30, 2007	June 30, 2006	Change	Percent Change	Percent of Net Sales
					2007	2006
Selling expense	$5.4	$5.9	$(0.5)	(8.5)%	3.1%	3.6%
Research expense	2.0	1.9	0.1	5.3	1.2	1.2
General expense	9.2	6.8	2.4	35.3	5.4	4.2
Nonmanufacturing expenses	$16.6	$14.6	$2.0	13.7%	9.7%	9.0%

Nonmanufacturing expenses increased by $2.0 million, or 13.7 percent, to $16.6 million from $14.6 million in the three months ended June 30, 2006, mainly due to increased employee incentive compensation as well as increased legal expenses, which are both included in the $2.4 million increase in general expense in the three months ended June 30, 2007.  Only minimal incentive compensation was incurred in 2006 due to lower overall financial performance whereas 2007 expenses reflect expectations for more normal levels of incentive achievement.  Additional legal expenses were incurred for compliance, intellectual property and due diligence activities.  Nonmanufacturing expenses were 9.7 percent and 9.0 percent of net sales in the three months ended June 30, 2007 and 2006, respectively.

Restructuring Expense

Total restructuring expense of $3.4 million was recognized during the three months ended June 30, 2007, including $2.6 million for severance and other cash costs and $0.8 million for accelerated depreciation and other non-cash costs.  Total restructuring expense of $3.4 million was recognized during the three months ended June 30, 2006, including $2.7 million for accelerated depreciation and other non-cash costs and $0.7 million for severance and other cash costs.

Operating Profit (Loss)
(dollars in millions)

	Three Months Ended
	June 30, 2007	June 30, 2006	Change	Percent Change	Return on Net Sales
					2007	2006

France	$6.0	$5.5	$0.5	9.1%	5.8%	5.7%
United States	3.4	0.7	2.7	N.M.	6.0	1.3
Brazil	(0.4)	(0.3)	(0.1)	(33.3)	(2.3)	(2.0)
Subtotal	9.0	5.9	3.1
Unallocated expenses	(3.0)	(1.7)	(1.3)
Total	$6.0	$4.2	$1.8	42.9%	3.5%	2.6%

N.M. – Not meaningful

Operating profit was $6.0 million in the three months ended June 30, 2007 which was higher than the three months ended June 30, 2006 by $1.8 million.  Operating profit as a percent of net sales was 3.5 percent in the three months ended June 30, 2007 versus 2.6 percent in the three months ended June 30, 2006.  Operating profit was higher in our U.S. and French segments, and slightly lower in our Brazilian segment.  Unallocated expenses increased $1.3 million in 2007 primarily due to increased employee incentive compensation and legal expenses.

The French segment’s operating profit was $6.0 million in the three months ended June 30, 2007, an increase of $0.5 million, or 9.1 percent, from an operating profit of $5.5 million realized in the three months ended June 30, 2006.  The increase was primarily due to:

•                  Higher average selling prices of $3.4 million, primarily due to an improved mix of products sold.

•                  Improved mill operations which reflected in part the benefit of restructuring activities.

These factors were partially offset by:

•                  Increased restructuring expense of $2.5 million.

•                  Lower sales volumes and unfavorable fixed cost absorption from lower paper machine utilization, partially offset by increased machine utilization for RTL, which net decreased operating profit by $1.0 million.

•                  Inflationary cost increases which reduced operating profit by $0.6 million, including higher purchased wood pulp, purchased materials and labor expenses, partially offset by lower energy rates.

The U.S. segment’s operating profit was $3.4 million in the three months ended June 30, 2007, a $2.7 million improvement from $0.7 million during the three months ended June 30, 2006. This improvement was primarily related to:

•                  Changes in the mix of products sold, primarily due to increased sales of cigarette paper for LIP cigarettes and decreased sales of commercial and industrial papers, which increased operating profit by $2.7 million.

•                  Decreased restructuring expense of $2.5 million.

These factors were partially offset by:

•                  Inflationary cost increases of $1.5 million, primarily due to higher energy rates and purchased wood pulp expenses.

•                  Unfavorable fixed cost absorption of $1.0 million from paper machine downtime.

Brazil’s operating loss was $0.4 million during the three months ended June 30, 2007, versus an operating loss of $0.3 million during the three months ended June 30, 2006.  The higher loss was primarily due to:

•                  A $0.8 million unfavorable impact of the stronger Brazilian real versus the U.S. dollar.

•                  Inflationary cost increases of $0.5 million, primarily related to purchased wood pulp expenses.

These factors were mostly offset by improved mill operations, somewhat higher average selling prices and increased sales volumes.

Non-Operating Expenses

Interest expense of $1.5 million during the three months ended June 30, 2007 was essentially unchanged from $1.4 million during the three months ended June 30, 2006.  Lower average debt levels during the three months ended June 30, 2007 compared with the three months ended June 30, 2006 were mostly offset by higher average interest rates.  The weighted average effective interest rates on our 5-year revolving debt facilities were approximately 5.6 percent for the three months ended June 30, 2007 and 4.9 percent for the three months ended June 30, 2006.

Other expense, net of $0.2 million in the three months ended June 30, 2007 decreased from $0.6 million for the three months ended June 30, 2006 primarily due to foreign currency transaction gains and losses.

Income Taxes

The provision for income taxes in the three months ended June 30, 2007 reflected an effective tax rate of 27.9 percent compared with 18.2 percent for the three months ended June 30, 2006. The difference in effective tax rates is primarily attributable to differences in the expected level of forecasted full year earnings and differences in the expected geographic mix of those earnings between the 2 years.  The difference in the expected level of forecasted full year earnings affects the proportionate share of the favorable tax impact of our foreign holding company structure.

Minority Interest

Minority interest increased to $2.1 million in the three months ended June 30, 2007 from $1.0 million in the three months ended June 30, 2006.  This $1.1 million increase was due to improved results at LTRI, our 72 percent owned French subsidiary.

Loss from Equity Affiliates

The loss from equity affiliates was zero during the three months ended June 30, 2007 versus $0.1 million during the three months ended June 30, 2006 and represents our 50 percent share of the pre-operating expenses associated with our joint venture in China.

Net Income and Earnings per Share

Net income for the three months ended June 30, 2007 was $1.0 million, an increase of $0.3 million from $0.7 million in the three months ended June 30, 2006.  Diluted net income per share increased to $0.06 per share from $0.04 per share in the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared with the Six Months Ended June 30, 2006

Net Sales

(dollars in millions)

	Six Months Ended				Consolidated Sales
	June 30, 2007	June 30, 2006	Change	Percent Change	Volume Change

France	$203.0	$190.0	$13.0	6.8%	(2.5)%
United States	113.1	118.2	(5.1)	(4.3)	(10.3)
Brazil	34.5	31.0	3.5	11.3	12.8
Subtotal	350.6	339.2	11.4
Intersegment	(8.5)	(11.7)	3.2
Total	$342.1	$327.5	$14.6	4.5%	(1.7)%

Net sales were $342.1 million in the six months ended June 30, 2007, a 4.5 percent increase compared with $327.5 million during the six months ended June 30, 2006.  The increase of $14.6 million consisted of the following (dollars in millions):

	Amount	Percent
Changes in selling prices and product mix	$14.9	4.6%
Changes in currency exchange rates	13.5	4.1
Changes in sales volumes	(13.8)	(4.2)
Total	$14.6	4.5%

•                  Higher average selling prices had a favorable $14.9 million, or 4.6 percent, impact on the net sales comparison, primarily resulting from an improved sales mix that benefited from increased sales of cigarette paper for LIP cigarettes.

•                  Changes in currency exchange rates favorably impacted the net sales comparison by $13.5 million.  The euro was 7.8 percent stronger against the U.S. dollar, and the real was 7.4 percent stronger against the U.S. dollar.

•                  Unit sales volumes decreased by 1.7 percent versus the six months ended June 30, 2006, which decreased net sales by $13.8 million, or 4.2 percent.

•                  Sales volumes in the United States decreased by 10.3 percent due to both tobacco-related and commercial and industrial paper sales volume decreases.

•                  Sales volumes of the French segment decreased by 2.5 percent reflecting lower sales of tobacco-related paper, partially offset by increased RTL product sales.

•                  Sales volumes in Brazil increased by 12.8 percent due to increased commercial and industrial as well as tobacco-related paper sales.

Sales of tobacco-related products accounted for approximately 90 percent of net sales for the six months ended June 30, 2007 and 2006.

French segment net sales of $203.0 million in the six months ended June 30, 2007 increased $13.0 million, or 6.8 percent, from $190.0 million during the six months ended June 30, 2006.  The increase was primarily the result of favorable currency impacts and a favorable product mix, partially offset by lower tobacco-related paper sales volumes.

The U.S. segment net sales of $113.1 million in the six months ended June 30, 2007 represented a decrease of $5.1 million, or 4.3 percent, compared with $118.2 million in the six months ended June 30, 2006.  The decrease in net sales of the U.S. segment primarily resulted from lower sales volumes of tobacco-related and commercial and industrial papers, partially offset by an improved sales mix that included increased sales of cigarette paper for LIP cigarettes.

The Brazil segment realized an increase in net sales of $3.5 million, or 11.3 percent, to $34.5 million in the six months ended June 30, 2007 from $31.0 million during the six months ended June 30, 2006.  The Brazilian segment’s net sales increase was primarily due to increased sales volumes of commercial and industrial and tobacco-related papers and, to a lesser extent, increased selling prices and the stronger Brazilian real.

Operating Expenses
(dollars in millions)

	Six Months Ended
	June 30, 2007	June 30, 2006	Change	Percent Change	Percent of Net Sales
					2007	2006
Net Sales	$342.1	$327.5	$14.6	4.5%
Cost of products sold	287.8	280.7	7.1	2.5	84.1%	85.7%
Gross Profit	$54.3	$46.8	$7.5	16.0%	15.9%	14.3%

Gross profit was $54.3 million in the six months ended June 30, 2007, an increase of $7.5 million, or 16.0 percent, versus $46.8 million during the six months ended June 30, 2006.  The gross profit margin was 15.9 percent in the six months ended June 30, 2007, increasing from 14.3 percent in the six months ended June 30, 2006.  Gross profit was favorably impacted by an improved mix of products sold and better mill operations, and was unfavorably impacted by inflationary cost increases and unfavorable fixed cost absorption.

Higher average selling prices, primarily caused by an improved mix of products sold that included the sale of cigarette paper for LIP cigarettes, and changes in sales volume together improved operating results by $8.8 million from the six months ended June 30, 2006.

Better mill operations in all business segments benefited 2007 results.  The improvements reflected cost reduction activities across all business units, including the benefit of restructuring activities.  Operational improvements were achieved through increased productivity, reduced waste, energy-related conservation and co-generation projects and other cost reduction efforts.

Inflationary cost increases unfavorably impacted operating results by $5.3 million in the six months ended June 30, 2007, primarily due to higher purchased wood pulp expenses as well as increased purchased material costs and labor rates, partially offset by decreased purchased energy costs.   Purchased wood pulp increased operating expenses by $4.1 million compared with the six months ended June 30, 2006.  The average list price of NBSK was $800 per metric ton during the six months ended June 30, 2007, an increase of 17.6 percent compared with the $680 per metric ton during the six months ended June 30, 2006.  Other materials prices and labor rates combined to unfavorably impact operating results by $1.7 million, partially offset by decreased purchased energy costs of $0.5 million.

Reductions in paper machine operating schedules in France and the United States, due to decreased production volumes, caused lower absorption of mill fixed costs and negatively impacted operating profit by $2.2 million during the six months ended June 30, 2007.

Nonmanufacturing Expenses
(dollars in millions)

	Six Months Ended
	June 30, 2007	June 30, 2006	Change	Percent Change	Percent of Net Sales
					2007	2006

Selling expense	$11.0	$11.5	$(0.5)	(4.3)%	3.2%	3.5%
Research expense	4.0	3.7	0.3	8.1	1.2	1.1
General expense	18.1	14.5	3.6	24.8	5.3	4.5
Nonmanufacturing expenses	$33.1	$29.7	$3.4	11.4%	9.7%	9.1%

Nonmanufacturing expenses increased by $3.4 million, or 11.4 percent, to $33.1 million from $29.7 million in the six months ended June 30, 2006, mainly due to increased employee incentive compensation and legal fees which were primarily reflected in the $3.6 million increase in general expense during the six months ended June 30, 2007.  Only minimal incentive compensation was incurred in 2006 due to lower overall financial performance whereas 2007 expenses reflect expectations for more normal levels of incentive achievement.  Additional legal expenses were incurred for compliance, intellectual property and due diligence activities.  Nonmanufacturing expenses were 9.7 percent and 9.1 percent of net sales in the six months ended June 30, 2007 and 2006, respectively.

Restructuring Expense

Total restructuring expense of $6.1 million was recognized during the six months ended June 30, 2007, including $4.6 million for severance and other cash costs and $1.5 million for accelerated depreciation and other non-cash costs.  Total restructuring expense of $3.9 million was recognized during the six months ended June 30, 2006, including $3.2 million for accelerated depreciation and other non-cash costs and $0.7 million for severance and other cash costs.

Operating Profit (Loss)
(dollars in millions)

	Six Months Ended
	June 30, 2007	June 30, 2006	Change	Percent Change	Return on Net Sales
					2007	2006

France	$13.2	$13.9	$(0.7)	(5.0)%	6.5%	7.3%
United States	7.9	3.2	4.7	N.M.	7.0	2.7
Brazil	(0.2)	(0.1)	(0.1)	N.M.	(0.6)	(0.3)
Subtotal	20.9	17.0	3.9
Unallocated expenses	(5.8)	(3.8)	(2.0)
Total	$15.1	$13.2	$1.9	14.4%	4.4%	4.0%

N.M. – Not meaningful

Operating profit was $15.1 million in the six months ended June 30, 2007, which was higher than the six months ended June 30, 2006 by $1.9 million.  Operating profit as a percentage of net sales was 4.4 percent in the six months ended June 30, 2007 versus 4.0 percent during the six months ended June 30, 2006.  Operating profit was favorably impacted by improved mill operations and by $8.8 million due to an improved mix of products sold and changes in sales volumes, and was unfavorably impacted by inflationary cost increases of $5.3 million, higher restructuring expense of $2.2 million and unfavorable fixed cost absorption of $2.2 million.  Operating profit was higher in our U.S. segment and lower in our French and Brazilian segments.  Unallocated expenses increased $2.0 million in the six months ended June 30, 2007, primarily due to increased employee incentive compensation and legal fees.

The French segment’s operating profit was $13.2 million in the six months ended June 30, 2007, a decline of $0.7 million, or 5.0 percent, from an operating profit of $13.9 million realized in the six months ended June 30, 2006.  The decrease was primarily due to:

•                  An increase in French restructuring expense of $4.7 million.

•                  Inflationary cost increases of $2.1 million, primarily due to higher wood pulp costs and, to a lesser extent, other materials prices and labor rates, partially offset by decreased energy rates.

•                  Unfavorable fixed cost absorption of $1.4 million from continuing machine downtime in our French paper operation, partially offset by improved machine capacity utilization in our French RTL operation.

These factors were partially offset by higher average selling prices, primarily related to an improved mix of products sold, and improved mill operations.

The U.S. segment’s operating profit was $7.9 million in the six months ended June 30, 2007, a $4.7 million improvement from $3.2 million during the six months ended June 30, 2006. This improvement was primarily related to:

•                  Higher average selling prices, primarily due to an improved sales mix that included increased sales of cigarette paper for LIP cigarettes and lower sales volumes of commercial and industrial products.

•                  Decreased restructuring expense of $2.5 million.

•                  Improved mill operations.

These improvements were partially offset by inflationary cost increases of $2.4 million, primarily related to higher wood pulp costs and energy rates and, to a lesser extent, higher labor rates.

Brazil’s operating loss was $0.2 million during the six months ended June 30, 2007, versus an operating loss of $0.1 million during the six months ended June 30, 2006, primarily due to the $1.1 million unfavorable impact of the stronger Brazilian real versus the U.S. dollar and $0.8 million of inflationary cost increases, mostly offset by improved mill operations.

Non-Operating Expenses

Interest expense was $2.8 million in both the six months ended June 30, 2007 and 2006.  The effect of lower average debt levels during the six months ended June 30, 2007 compared with the six months ended June 30, 2006 was offset by higher average effective interest rates.  The weighted average effective interest rates on our 5-year revolving debt facilities were approximately 5.6 percent for the six months ended June 30, 2007 and 4.6 percent for the six months ended June 30, 2006.

Other expense, net in the first six months of 2007 was $0.1 million compared with $0.6 million in the six months ended June 30, 2006, primarily due to foreign currency transaction gains and losses.

Income Taxes

The provision for income taxes reflected an effective income tax rate of 25.4 percent for the first six months of 2007 compared with 24.5 percent for the six months ended June 30, 2006. The difference in effective tax rates is primarily attributable to differences in the expected level of forecasted full year earnings and differences in the expected geographic mix of those earnings between the 2 years.  The difference in the expected level of forecasted full year earnings affects the proportionate share of the favorable tax impact of our foreign holding company structure.

Minority Interest

Minority interest increased to $3.8 million in the first six months of 2007 from $2.0 million in the first six months of 2006.  This $1.8 million, or 90.0 percent, increase was due to improved results at LTRI.

Loss from Equity Affiliates

The loss from equity affiliates was $0.1 million in both the six months ended June 30, 2007 and 2006 and represents our 50 percent share of the pre-operating expenses associated with our joint venture in China.

Net Income and Earnings per Share

Net income for the six months ended June 30, 2007 decreased to $5.2 million from net income of $5.3 million in the six months ended June 30, 2006.  Diluted earnings per share decreased to $0.33 per share from $0.34 per share in the six months ended June 30, 2006.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as significant changes in our production volumes, costs and working capital.

Cash Requirements

At June 30, 2007, we had net operating working capital of $75.6 million and cash and cash equivalents of $8.5 million, compared with net operating working capital of $74.4 million and cash and cash equivalents of $13.7 million at December 31, 2006. Changes in these absolute amounts include the impacts of changes in currency exchange rates which are not included in the changes in operating working capital presented on the consolidated statements of cash flow. The increase in net operating working capital was primarily the result of higher inventories and accounts receivable, partially offset by lower prepaid expenses and higher accounts payable and accrued liabilities.  Based upon our existing cash and operating working capital levels, expected operating cash flows and capital spending and availability of borrowings under our existing credit facilities, we believe we have the necessary financial resources to satisfy our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities
(dollars in millions)

	Six Months Ended
	June 30, 2007	June 30, 2006

Net income	$5.2	$5.3
Non-cash items included in net income
Depreciation and amortization	19.4	19.2
Restructuring accelerated depreciation	1.5	3.1
Amortization of deferred revenue	(3.2)	(3.3)
Deferred income tax benefit	(4.0)	(2.9)
Minority interest in earnings of subsidiaries	3.8	2.0
Other items	0.3	1.4
Net changes in operating working capital	(1.1)	(2.6)
Cash Provided by Operations	$21.9	$22.2

Net cash provided by operations was $21.9 million in the six months ended June 30, 2007 and $22.2 million for the six months ended June 30, 2006.  Our net cash provided by operations decreased $0.3 million during 2007 versus 2006, primarily due to increased pension funding payments in 2007, partially offset by a less unfavorable impact of operating working capital changes.  In the six months ended June 30, 2007, we funded our pension plans with payments totaling $4.0 million.  We made payments of $2.0 during the six months ended June 30, 2006.

Prior to 2002, our cash provided by operations included advanced payments from customers for future product purchases.  We recorded these advance payments as deferred revenue, which is now being amortized into net sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of product sales.  We had $26.9 million of deferred revenue on our June 30, 2007 consolidated balance sheet.  At the current volume levels, we expect to fully amortize this amount by recognizing amortization of approximately $6 million per year through 2011.

Operating Working Capital
(dollars in millions)

	Six Months Ended
	June 30, 2007	June 30, 2006
Changes in operating working capital
Accounts receivable	$(3.9)	$13.1
Inventories	(5.8)	1.3
Prepaid expenses	0.6	(1.9)
Accounts payable	1.6	(13.6)
Accrued expenses	1.2	(2.9)
Accrued income taxes	5.2	1.4
Net changes in operating working capital	$(1.1)	$(2.6)

In the six months ended June 30, 2007, changes in operating working capital contributed unfavorably to cash flow by $1.1 million.  This was due primarily to an increase in inventories and accounts receivable, partially offset by an increase in accrued income taxes.  Inventories increased from a planned inventory build-up in preparation for future paper machine shut downs associated with capital improvements and union negotiations, as well as from lower than expected sales volumes.  Increased accounts receivable was mainly due to higher net sales in the 2007 period.  The increase in accrued income taxes was mainly as a result of increased LTRI earnings.

During the first six months of 2006, changes in operating working capital contributed unfavorably to cash flow by $2.6 million due primarily to a decrease in accounts payable, mainly from vendor payment timing, largely offset by lower accounts receivable, mainly due to lower net sales in the 2006 period.

Cash Flows from Investing Activities
(dollars in millions)

	Six Months Ended
	June 30, 2007	June 30, 2006

Capital spending	$(18.3)	$(2.1)
Capitalized software costs	(4.5)	(0.7)
Investment in equity affiliates	(6.5)	(2.5)
Other	(1.0)	(5.9)
Cash Used for Investing	$(30.3)	$(11.2)

Cash used for investing activities was $30.3 million in the six months ended June 30, 2007 versus $11.2 million in the prior-year period. This $19.1 million increase was primarily due to increased capital spending, increased China joint venture funding and higher capitalized software costs.  Changes in the category “Other,” or other cash investment items, primarily consisted of changes in noncurrent assets and liabilities.

Capital Spending and Capitalized Software Costs

Capital spending totaled $18.3 million and $2.1 million for the six months ended June 30, 2007 and 2006, respectively.   The increase in capital spending during the six months ended June 30, 2007 was partially due to $3.4 million toward a paper machine rebuild in Brazil, $2.8 million for the purchase of a production facility in South Carolina for the processing of cigarette paper for LIP cigarettes and $2.5 million toward a paper machine rebuild and additional robotization of converting units in France.

In Brazil, we have authorized approximately $11 million for a capital investment to rebuild and speed-up a paper machine which currently produces base tipping and commercial and industrial papers.  The expanded capacity of this machine and improved product quality are expected to better meet market requirements in Latin America as well as support expected growth in sales demand outside of Brazil.  Spending for this investment is expected to be completed during the fourth quarter of 2007. We spent $3.4 million during the six months ended June 30, 2007 on this capital investment and $3.8 million to date.

In France, we have authorized approximately $25 million of capital investments at the PdM facility as part of an overall restructuring plan intended to lower costs while also improving product quality.  The capital investments address 3 areas including a rebuild of 1 of PdM’s 2 large cigarette paper machines and installation of both additional robotized, high-speed converting units and other related manufacturing support assets, all intended to replace older, less efficient equipment.  The paper machine rebuild and the additional robotization of converting are expected to substantially increase this production line’s papermaking capacity while improving converting productivity to an even greater extent.  These investments are expected to be completed during the fourth quarter of 2007.  Spending on these capital investments was $2.5 million during the six months ended June 30, 2007 and $3.2 million to date.

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

Capital spending for 2007 is now expected to be at the low-end of the previously stated range of $55 to $65 million, including the $25 million capital investment at PdM and the $11 million paper machine upgrade in Brazil.

Additionally, capitalized software costs totaled $4.5 million and $0.7 million for the six months ended June 30, 2007 and 2006, respectively.  Capitalized software costs in 2007 included $3.9 million toward an enterprise-wide information system in France.  Capitalized software costs are now expected to total $7 to $9 million for full year 2007, primarily related to the enterprise-wide information system in France.  That project was authorized in March 2005, with current total estimated capitalized software costs of approximately $18 million, to enable full integration of supply chain and manufacturing functions and processes in France.  Of the $18 million, $8.3 million of capitalized software costs have been incurred to date, including the $3.9 million incurred in the six months ended June 30, 2007.  The system is expected to begin operating during the second quarter of 2008.

Cash Flows from Financing Activities
(dollars in millions)

	Six Months Ended
	June 30, 2007	June 30, 2006

Cash dividends paid to SWM stockholders	$(4.7)	$(4.7)
Net changes in debt	2.8	(10.9)
Purchases of treasury stock	(0.1)	—
Proceeds from exercise of stock options	4.4	1.8
Excess tax benefits of stock-based awards	0.3	0.4
Cash Provided by (Used for) Financing	$2.7	$(13.4)

Financing activities during the six months ended June 30, 2007 included borrowings of $15.4 million and net repayments of debt totaling $12.6 million for a net increase in debt of $2.8 million.  Other 2007 financing activities included cash dividends paid to SWM stockholders and proceeds from stock option exercises.  We issued 204,807 and 106,400 common shares from treasury stock for options exercised in the first six months of 2007 and 2006, respectively.

Financing activities during the six months ended June 30, 2006 included net repayments of debt totaling $32.1 million and borrowings of $21.2 for a net decrease in debt of $10.9 million.  Other 2006 financing requirements included dividends paid to SWM stockholders.

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

On July 26, 2007, we announced that the Board of Directors had declared a quarterly cash dividend of $0.15 per share of common stock.  The dividend will be payable on September 10, 2007 to stockholders of record on August 13, 2007.

Share Repurchases

We repurchased a total of 4,340 shares of our common stock during the six months ended June 30, 2007 at a cost of $0.1 million.  The 2007 share repurchases were made under a Board of Directors’ $20.0 million authorization covering the period January 1, 2007 through December 31, 2008.  We did not repurchase any shares of our common stock at any time during 2006.  Corporate repurchases are effected during open trading windows or pursuant to 10b5-1 plans that permit share repurchases to be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Debt Instruments and Related Covenants

(dollars in millions)

	Six Months Ended
	June 30, 2007	June 30, 2006
Changes in short-term debt	$2.4	$(3.5)
Proceeds from issuances of long-term debt	13.0	21.2
Payments on long-term debt	(12.6)	(28.6)
Net changes in debt	$2.8	$(10.9)

We maintain short-term and long-term credit facilities.  We have credit facilities with a group of banks which, as of June 30, 2007, included 5-year committed revolving credit facilities in the United States and France.  At June 30, 2007, we had approximately $136 million still available for borrowing under our 5-year revolving facilities.  In addition, we have uncommitted bank overdrafts and lines of credit totaling approximately $35 million in the United States, France and Brazil, of which approximately $27 million was still available for borrowing as of June 30, 2007.

On July 17, 2007, the Company and Schweitzer-Mauduit France S.A.R.L. received a 1-year extension under the current terms and conditions of our existing unsecured credit agreement.  The credit agreement provided for a 5-year term with 2 1-year extension options, with the extensions at the discretion of the participating banks. The maturity date of the credit agreement was originally July 31, 2011 and has now been extended to July 31, 2012.  All other provisions of the credit agreement remain unchanged.  We previously filed this credit agreement with the SEC as Exhibit 10.1 of our Form 10-Q for the quarter ended June 30, 2006 on August 8, 2006.

Our projected cash needs in 2007 for capital spending ($55 to $65 million), software development spending ($7 to $9 million), pension contributions ($7 to $12 million), employee severance payments ($7 to $10 million) and joint venture equity payments ($12 to $13 million) total approximately $90 to $110 million.  These cash requirements are expected to be funded through internally generated cash flow combined with increased borrowing in the range of $15 to $25 million from our bank credit facilities.   Net debt increased since year-end by $8.4 million through June 30, 2007, including a $1.2 million increase during the second quarter of 2007.

As of June 30, 2007, $38 million of our variable-rate long-term debt was fixed under interest rate swap agreements.  There was no material change in the value of these debt instruments as of June 30, 2007.

Our total debt to capital ratios at June 30, 2007 and December 31, 2006 were 22.8 percent and 23.4 percent, respectively, slightly below our target range of 25 to 35 percent.

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

During 2004, LTRI and PdM both entered into agreements with an energy cogeneration supplier whereby the supplier would construct and operate a cogeneration facility at the mills and supply steam which would be used in the operation of the mills.  These agreements are expected to reduce the energy cost of these mills.  The construction phase of the LTRI cogeneration facility was completed in late 2005 and the PdM cogeneration facility is expected to be placed in service during the fourth quarter of 2007, with the supplier bearing the entire capital cost of both projects.  Following start-up of these facilities, LTRI and PdM will be committed to purchasing minimum annual amounts of steam generated by each of these facilities for a period of 15 years under the agreements.  These minimum annual commitments together will total approximately $4 million.  LTRI’s and PdM’s current and expected requirements for steam are at levels that exceed the minimum levels under the respective contracts.

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

Employee Labor Agreements.  The collective bargaining agreement at our Spotswood mill, which was scheduled to expire on July 28, 2007, has been renewed with a 3-year agreement through July 26, 2010.  As part of the renewed agreement, benefits related to the defined benefit pension plan for hourly employees at the Spotswood mill will be frozen as of December 31, 2007.  As a result, no further service credits will be earned under that plan subsequent to December 31, 2007.  This action is expected to reduce our annual pension expense and pension fund contribution requirements.  The plan was not terminated, and benefits accrued as of December 31, 2007 will continue to be paid in accordance with the plan terms.

The 1-year collective bargaining agreement at SWM-B was renewed through May 31, 2008.

Collective bargaining agreements at both our Quimperlé and Malaucène mills expired December 31, 2005 and the collective bargaining agreements for our Spay and Saint-Girons mills expired February 28, 2006 and May 31, 2006, respectively.   As allowed under French law, after failure to reach agreement with the collective bargaining units, these mills implemented new terms which are in effect through December 31, 2007 for our Quimperlé and Malaucène mills and through February 29, 2008 and  June 7, 2008  for our Spay and Saint-Girons mills, respectively.  We are currently in discussions with the unions representing employees at each of our French mills concerning renewal of those labor contracts.

Outlook

Results for the second quarter improved over the prior year due to increased earnings in RTL and cigarette paper used in LIP cigarettes.  Increased demand and higher production capacity utilization were experienced in RTL products while sales volume growth and improved manufacturing costs were achieved for LIP-related cigarette papers.  Despite these achievements, we did not sustain the rate of year-over-year earnings improvement as seen in the first quarter of 2007 because our traditional tobacco-related papers business experienced greater earnings weakness during the second quarter.  This was caused by continuing cost inflation, the unfavorable impact on earnings from reduced volumes, and further strengthening of the Brazilian real.  We again realized savings during the second quarter from cost reduction activities across our business, but not at the same level as during the first quarter of the year.  This demonstrates the continuing challenges we are facing.  Though we are pleased with the earnings growth experienced so far in 2007 in certain of our product areas, we continue to experience weakness in tobacco-related paper sales.  On a world-wide basis, sales volumes for tobacco-related papers declined approximately 5 percent due to both declining demand in western Europe and North America, estimated at 4 percent through June, and reduced shipments to multinational cigarette companies.

Earnings for RTL products and cigarette paper for LIP cigarettes improved in comparison to the first half of 2006, in line with our internal expectations, and second quarter 2007 results for these products exceeded results of first quarter 2007.  Improved earnings for RTL products reflected year-to-date sales and production volume growth, which we expect to continue.  Sales of cigarette paper for LIP cigarettes continue to positively contribute to our operating results.  An additional 12 states enacted LIP regulations during the second quarter.  A total of 21 states, representing approximately 40 percent of U.S. cigarette consumption, have now enacted LIP regulations that will progressively become effective through January 2009.  During the second quarter of 2007, we purchased a production facility in South Carolina dedicated to expanding our processing capacity and capabilities to meet the growing demand for this cigarette paper.  With further increases in sales volumes of this cigarette paper, combined with expected additional improvements in manufacturing costs, we expect continued gains in this product’s results.

The challenges within our tobacco-related and other paper businesses were evident in the unfavorable earnings impact of fixed cost absorption from increased paper machine downtime, which totaled $2.2 million in the first half of 2007, despite the restructuring activities already implemented.  Upon full implementation, the PdM workforce reductions are expected to generate annual pre-tax labor savings of approximately $14 million due to both restructuring activities and planned capital investments.  However, full realization of earnings improvement from these activities may be at risk due to increasing weakness in sales volumes across our other French paper operations.

Before the previously announced broad restructuring activities in France and the United States have been fully implemented, it is becoming apparent that these actions may not be enough to restore a balance between effective and profitable utilization of our papermaking capacity and available demand and that further restructuring may be required.  Philip Morris USA recently announced the planned shutdown of its North Carolina cigarette factory and cigarette production transfers from Philip Morris USA, which is sole-sourced by the U.S. business unit, to Philip Morris International locations sourced by multiple suppliers.  This announcement coupled with historically high declines in U.S. cigarette consumption during the first half of the year signal continuing demand weakness in North America.  Likewise, the competitive environment throughout Europe presents further challenges for us to sustain sales volumes at the present selling price levels.

On the cost front, we sustained efforts during the second quarter to offset inflation through improved mill operations and cost savings initiatives across our business.  Inflation has been consistent through the first half of 2007, totaling $5.3 million.  This is approximately one-half the rate realized in 2006.  In the first quarter of 2007, benefits of cost reduction activities more than offset inflationary cost increases, however, we were unable to fully do so in the second quarter.

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

•                  Our financial performance is materially impacted by sales of both RTL products and cigarette paper for LIP cigarettes.  A significant change in the sales or production volumes, pricing or manufacturing costs of these products could have a material impact on future financial results.

•                  As a result of excess capacity in the tobacco-related papers industry and increased operating costs experienced in recent years, particularly related to purchased energy, competitive levels of selling prices for certain of our products are not sufficient to cover those costs with a margin that we consider reasonable.  Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation of certain equipment and employee severance expenses associated with downsizing activities.  Management continues to evaluate how to operate our production facilities more effectively with reduced production volumes.  Further changes are possible that might require accelerated depreciation or write-offs of some equipment and could possibly include additional expenses for employee-related costs associated with further downsizing activities in France and the Americas.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at June 30, 2007 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2007. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SWM-B instituted action in March 2004 to recover credits on past and future purchases of raw materials that are exempt from IPI taxes or that carry an IPI tax rate of zero, for which a favorable ruling was received at the first court level.  The recovery would be in the form of presumed credits that could be applied to offset other IPI tax liabilities.  The action for recovery is based on the principle in Brazilian law of non-cumulative taxes.  The potential recovery of IPI credits, depending upon several contested factors, could be in the range of $10 million to $20 million, which amounts the Company considers a gain contingency and has not recorded in its consolidated financial statements.  During March 2007, the Company received an unfavorable ruling on appeal before the Federal Tribunal.  The final resolution of this matter will likely entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be finally resolved for several years.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased shares of its common stock during the six months ended June 30, 2007.  The following table indicates the amount of shares of the Company’s common stock it has repurchased during 2007 and the remaining amount of share repurchases currently authorized by our Board of Directors as of June 30, 2007:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased As Part of Publicly Announced Programs		Maximum Amount Of Shares that May Yet be Repurchased Under the Program
			(# share)	($ in millions)	($ in millions)
First Quarter	4,340	$23.00	4,340	$0.1
Second Quarter	—	—	—	—
Year-to-Date June 30, 2007	4,340	$23.00	4,340	$0.1	$19.9	*

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Election of Director

The Board of Directors of the Company elected Frédéric Villoutreix to serve as a Class III director of the Company, effective June 1, 2007.  Mr. Villoutreix has served as the Company’s Chief Operating Officer since February 2006 and as interim President – French Operations from December 2006 to June 1, 2007.  According to the director compensation arrangements described in the Company’s definitive proxy statement relating to the 2007 Annual Meeting of Stockholders, Mr. Villoutreix will not receive any fees for service as a member of the Board of Directors.

Departure of Director

Mr. Leonard J. Kujawa, a Class III director whose term expired April 26, 2007, was not nominated for reelection having reached mandatory retirement age under the Company’s By-Laws. Mr. Kujawa served on the Board of Directors since 1995 and was Chairman of the Audit Committee.

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

Schweitzer-Mauduit International, Inc.

(Registrant)

By:	/s/ PETER J. THOMPSON	By:	/s/ WAYNE L. GRUNEWALD
Peter J. Thompson		Wayne L. Grunewald
Chief Financial Officer and		Controller
Treasurer		(principal accounting officer)
(duly authorized officer and
principal financial officer)

August 7, 2007		August 7, 2007

GLOSSARY OF TERMS

The following are definitions of certain terms used in our Form 10-Q and 10-K filings:

•                  “Banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.

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

•                  “Lower ignition propensity cigarette paper” includes banded and print banded cigarette paper, both of which contain bands, which increase the likelihood that an unattended cigarette will self-extinguish.

•                  “Net debt to adjusted EBITDA ratio” is a financial measurement used in bank covenants where “Net Debt” is defined as the current portion of long term debt plus other short term debt plus long term debt less cash and cash equivalents, and “Adjusted EBITDA” is defined as net income excluding extraordinary or 1-time items, minority interest in earnings, loss from equity of affiliates, interest expense, income taxes and depreciation and amortization less amortization of deferred revenue.

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

•                  “Print banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, with bands added to the paper during a printing process, subsequent to the papermaking process.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended June 30, 2007

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