Form 10-Q
period 2007-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2007-11-06
CIK 1000623

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

There were 15,564,580 shares of common stock, par value $0.10 per share, of the registrant outstanding as of October 31, 2007.

* These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

PART I

ITEM 1.  FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Net Sales	$184.2	$161.5	$526.3	$489.0
Cost of products sold	153.8	138.8	441.6	419.5

Gross Profit	30.4	22.7	84.7	69.5

Selling expense	5.3	5.0	16.3	16.5
Research expense	1.9	1.7	5.9	5.4
General expense	8.0	6.4	26.1	20.9
Total nonmanufacturing expenses	15.2	13.1	48.3	42.8

Restructuring expense (see Note 4)	18.2	12.4	24.3	16.3

Operating Profit (Loss)	(3.0)	(2.8)	12.1	10.4

Interest expense	1.6	1.5	4.4	4.3
Other income (expense), net	—	0.3	(0.1)	(0.3)

Income (Loss) Before Income Taxes, Minority Interest and Loss from Equity Affiliates	(4.6)	(4.0)	7.6	5.8

Provision (benefit) for income taxes (see Note 8)	(2.6)	(3.4)	0.5	(1.0)
Minority interest in earnings of subsidiaries	2.2	1.0	6.0	3.0
Loss from equity affiliates	0.1	0.1	0.2	0.2

Net Income (Loss)	$(4.3)	$(1.7)	$0.9	$3.6

Net Income (Loss) Per Share:

Basic	$(0.27)	$(0.11)	$0.06	$0.23

Diluted	$(0.27)	$(0.11)	$0.06	$0.23

Cash Dividends Declared Per Share	$0.15	$0.15	$0.45	$0.45

Weighted Average Shares Outstanding:

Basic	15,563,400	15,403,800	15,555,500	15,386,100

Diluted	15,563,400	15,403,800	15,723,700	15,487,400

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share amounts)

(Unaudited)

	September 30, 2007	December 31, 2006 (1)
		(Restated)
ASSETS

Current Assets
Cash and cash equivalents	$8.6	$13.7
Accounts receivable	99.2	88.9
Inventories	126.1	119.2
Other current assets	12.9	14.3
Total Current Assets	246.8	236.1

Property, Plant and Equipment, net	434.6	416.8
Other Assets	67.3	44.2

Total Assets	$748.7	$697.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current debt	$11.7	$17.1
Accounts payable	70.4	62.5
Accrued expenses	111.9	82.4
Current deferred revenue	6.0	6.0
Total Current Liabilities	200.0	168.0

Long-Term Debt	80.9	80.2
Pension and Other Postretirement Benefits	49.5	54.2
Deferred Income Tax Liabilities	27.3	29.0
Deferred Revenue	19.4	24.1
Other Liabilities	25.6	23.0
Total Liabilities	402.7	378.5

Minority Interest	23.2	15.6

Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 16,078,733 shares issued; 15,575,896 and 15,517,390 shares outstanding at September 30, 2007 and December 31, 2006, respectively	1.6	1.6
Additional paid-in-capital	63.7	63.3
Common stock in treasury, at cost, 502,837 and 561,343 shares at September 30, 2007 and December 31, 2006, respectively	(10.5)	(11.4)
Retained earnings	264.4	270.6
Accumulated other comprehensive income (loss), net of tax	3.6	(21.1)

Total Stockholders’ Equity	322.8	303.0

Total Liabilities and Stockholders’ Equity	$748.7	$697.1

(1) – See Note 7, “Prior Period Restatement”

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

 (dollars in millions, except per share amounts)

(Unaudited)

								Accumulated
			Additional					Other
	Common Stock Issued		Paid-In	Treasury Stock		Retained	Unearned	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Compensation	Income (Loss)	Total

Balance, December 31, 2005 (Restated) (1)	16,078,733	$1.6	$63.8	770,977	$(15.6)	$280.8	$(0.3)	$(38.4)	$291.9

Net income for the nine months ended September 30, 2006						3.6			3.6
Adjustments to unrealized foreign currency translation, net of tax								15.6	15.6
Comprehensive income, net of tax									19.2

Effect of adoption of SFAS No. 123R			(0.3)				0.3		—
Dividends declared ($0.45 per share)						(7.0)			(7.0)
Restricted stock issuances, net			(0.5)	(31,500)	0.6				0.1
Return of shares				13					—
Stock-based compensation expense			0.3						0.3
Stock issued to directors as compensation				(4,696)	0.1				0.1
Excess tax benefits of stock-based awards			0.4						0.4
Issuance of shares for options exercised	—	—	(0.4)	(106,400)	2.2	—	—	—	1.8

Balance, September 30, 2006 (Restated) (1)	16,078,733	$1.6	$63.3	628,394	$(12.7)	$277.4	$—	$(22.8)	$306.8

Balance, December 31, 2006 (Restated) (1)	16,078,733	$1.6	$63.3	561,343	$(11.4)	$270.6	$—	$(21.1)	$303.0

Net income for the nine months ended September 30, 2007						0.9			0.9
Adjustments to unrealized foreign currency translation, net of tax								23.5	23.5
Amortization of postretirement benefit plans’ actuarial losses and prior service costs, net of tax								1.2	1.2
Comprehensive income, net of tax									25.6

Dividends declared ($0.45 per share)						(7.1)			(7.1)
Restricted stock issuances, net			(0.7)	(28,032)	0.6				(0.1)
Stock-based compensation expense			0.5						0.5
Stock issued to directors as compensation				(4,100)	0.1				0.1
Excess tax benefits of stock-based awards			0.3						0.3
Purchases of treasury stock				178,933	(4.0)				(4.0)
Issuance of shares for options exercised	—	—	0.3	(205,307)	4.2	—	—	—	4.5

Balance, September 30, 2007	16,078,733	$1.6	$63.7	502,837	$(10.5)	$264.4	$—	$3.6	$322.8

(1) – See Note 7, “Prior Period Restatement”

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in millions)

(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Operations
Net income	$0.9	$3.6
Non-cash items included in net income
Depreciation and amortization	29.3	28.8
Restructuring impairment charges and accelerated depreciation	12.8	4.6
Amortization of deferred revenue	(4.7)	(4.5)
Deferred income tax benefit	(11.1)	(5.9)
Minority interest in earnings of subsidiaries	6.0	3.0
Other items	(0.8)	(0.3)
Net changes in operating working capital	20.2	21.2
Cash Provided by Operations	52.6	50.5

Investing
Capital spending	(26.8)	(5.4)
Capitalized software costs	(6.9)	(1.6)
Investment in equity affiliates	(10.3)	(2.5)
Other	(1.8)	(5.5)
Cash Used for Investing	(45.8)	(15.0)

Financing
Cash dividends paid to SWM stockholders	(7.1)	(7.0)
Cash dividends paid to minority owners	—	(3.7)
Changes in short-term debt	(6.3)	(10.9)
Proceeds from issuances of long-term debt	25.0	85.5
Payments on long-term debt	(24.9)	(99.5)
Purchases of treasury stock	(4.0)	—
Proceeds from exercise of stock options	4.5	1.8
Excess tax benefits of stock-based awards	0.3	0.4
Cash Used for Financing	(12.5)	(33.4)

Effect of Exchange Rate Changes on Cash	0.6	0.1

Increase (Decrease) in Cash and Cash Equivalents	(5.1)	2.2

Cash and Cash Equivalents at beginning of period	13.7	5.1

Cash and Cash Equivalents at end of period	$8.6	$7.3

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. GENERAL

Nature of Business

Schweitzer-Mauduit International, Inc., or the Company, is a multinational diversified producer of premium specialty papers headquartered in the United States of America and is the world’s largest supplier of fine papers to the tobacco industry. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised approximately 90 percent of the Company’s consolidated net sales in each of the three and nine months ended September 30, 2007 and 2006. The primary products in the group include cigarette, plug wrap and tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes and reconstituted tobacco wrappers and binders for cigars. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

The Company is a manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, and the leading independent producer of RTL used in producing blended cigarettes. The Company conducts business in over 90 countries and currently operates 12 production locations worldwide, with mills in the United States, France, the Philippines, Indonesia and Brazil. The Company also has a 50 percent equity interest in a mill currently under construction in China.

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

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full-year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 2, 2007. The Company has restated its prior consolidated balance sheet for an immaterial adjustment originating in 2003, as described in Note 7, “Prior Period Restatement.”

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and wholly-owned, majority-owned and controlled subsidiaries. Minority interest represents minority stockholders’ proportionate share of the equity in LTR Industries S.A., or LTRI, and Schweitzer-Mauduit do Brasil S.A., or SWM-B. The Company’s share of the net loss of its 50 percent owned joint venture in China is included in the consolidated statements of income as loss from equity affiliates. All significant intercompany balances and transactions have been eliminated.

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

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes” effective January 1, 2007. FIN 48 is an interpretation of Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes,” which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. Adoption of FIN 48 had no cumulative effect on the Company’s consolidated financial position at January 1, 2007. At September 30, 2007, the Company had no significant unrecognized tax benefits related to income taxes.

The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement. There were no material income tax penalties or interest accrued during the nine months ended September 30, 2007.

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2004.

Extension of Credit Agreement

On July 17, 2007, the Company and Schweitzer-Mauduit France S.A.R.L. received a 1-year extension under the current terms and conditions of its existing unsecured credit agreement. The credit agreement provided for a 5-year term with 2 1-year extension options including the extension exercised by the Company in 2007, with the extensions at the discretion of the participating banks. The maturity date of the credit agreement was originally July 31, 2011 and has now been extended to July 31, 2012. All other provisions of the credit agreement remain unchanged.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses in earnings on items for which the fair value option has been elected at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option was elected shall be recognized in earnings as incurred and not deferred. The Company is currently in the process of reviewing this guidance to determine its impact on the Company’s consolidated financial position and results of operation and will implement SFAS No. 159 beginning January 1, 2008.

NOTE 2. NET INCOME PER SHARE

Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. Potential common shares during the respective periods are those related to stock options outstanding, restricted stock outstanding, directors’ accumulated deferred stock compensation which may be received by the directors in the form of stock or cash, and restricted stock estimated to be earned as part of the long-term incentive plan. A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net income per share follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Average number of common shares outstanding	15,563.4	15,403.8	15,555.5	15,386.1
Dilutive effect of:
- stock options	—	—	46.4	57.6
- restricted stock	—	—	68.0	26.0
- directors’ deferred stock compensation	—	—	17.7	13.4
- long-term incentive compensation	—	—	36.1	4.3
Average number of common and potential common shares outstanding	15,563.4	15,403.8	15,723.7	15,487.4

Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods. There was no dilutive effect recognized in the three months ended September 30, 2007 or 2006 because the Company had a net loss. For the nine months ended September 30, 2007 and 2006, the average number of share equivalents resulting from anti-dilutive stock options not included in the computations of diluted net income per share were approximately 246,900 and 326,600, respectively.

NOTE 3. INVENTORIES

The following schedule details inventories by major class (dollars in millions):

	September 30, 2007	December 31, 2006
Raw materials	$36.3	$38.4
Work in process	24.4	19.1
Finished goods	45.2	42.3
Supplies and other	20.2	19.4
Total	$126.1	$119.2

NOTE 4. RESTRUCTURING ACTIVITIES

The Company initiated restructuring activities during 2006 and 2007 in France and the United States and during 2007 in Brazil. In accordance with GAAP, the Company recognized restructuring expense associated with these actions of $18.2 million and $12.4 million during the three months ended September 30, 2007 and 2006, respectively, and $24.3 million and $16.3 million during the nine months ended September 30, 2007 and 2006, respectively.

During the third quarter of 2007, the Company reached decisions to implement a 3-part restructuring plan to reduce production capacity for tobacco-related papers in both France and the United States as well as to reduce employment levels, for cost reduction purposes, in Brazil. The Company announced this 3-part plan on October 1, 2007. The 3-part plan includes the expected idling of a base tipping paper machine at Papeteries de Malaucène, or PdMal, in Malaucène, France by the end of 2008 and the shutdown of the Company’s entire operation located at Lee, Massachusetts beginning in May 2008. The Company plans to transfer base tipping paper production from PdMal and the Lee Mills to its Santanesia, Brazil facility, transfer porous plug wrap production from the Lee Mills to its facilities in Ancram, New York and to Papeteries de Mauduit S.A.S., or PdM, in Quimperlé, France, and discontinue the sale of the majority of commercial and industrial papers currently produced at the Lee Mills, as well as other streamlining activities. As a result of these actions, employment levels are expected to be reduced by approximately 300 employees, of which a reduction of 60 employees occurred in Brazil during the third quarter of 2007. Restructuring activities under the 3-part plan are expected to be completed by the end of 2008.

The Company continued to implement its strategy, originally announced in 2006, to become a low cost and the highest quality cigarette and long fiber paper manufacturer in western Europe. This plan includes capital investments of approximately $25 million as well as workforce and paper machine restructuring activities at PdM, the largest of the Company’s 3 French paper operations. Through September 2007, workforce reductions totaling 143 employees have been achieved at PdM out of 209 total reductions planned. The remaining reductions are expected to primarily occur in the fourth quarter of 2007. The PdM restructuring plan resulted in the shutdown of 1 cigarette paper machine earlier in 2007 and a second machine is expected to cease operation upon completion of the capital investments during the first quarter of 2008.

The following table summarizes the associated cash and non-cash pre-tax restructuring expense for the three and nine months ended September 30, 2007 and 2006 and the twelve months ended December 31, 2006 (dollars in millions):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,	September 30,	September 30,	September 30,	December 31,
	2007	2006	2007	2006	2006
France
Cash Expense
Severance and other employee related costs	$5.3	$10.3	$9.9	$10.4	$13.9
Other	—	0.1	—	0.2	0.9
Total cash expense	5.3	10.4	9.9	10.6	14.8
Non-cash Expense
Accelerated depreciation	0.5	0.2	1.3	0.7	1.0
Total France Restructuring Expense	$5.8	$10.6	$11.2	$11.3	$15.8

United States
Cash Expense
Severance and other employee related costs	$1.2	$0.2	$1.2	$0.5	$0.5
Other	—	(0.1)	—	0.1	0.1
Total cash expense	1.2	0.1	1.2	0.6	0.6
Non-cash Expense
Asset impairment charges	10.5	—	10.5	—	—
Accelerated depreciation	0.3	1.3	1.0	3.9	4.2
Other	—	0.4	—	0.5	0.5
Total non-cash expense	10.8	1.7	11.5	4.4	4.7
Total United States Restructuring Expense	$12.0	$1.8	$12.7	$5.0	$5.3

Brazil
Cash Expense
Severance and other employee related costs	$0.4	$—	$0.4	$—	$—

Summary
Total Cash Expense	$6.9	$10.5	$11.5	$11.2	$15.4
Total Non-cash Expense	11.3	1.9	12.8	5.1	5.7
Total Restructuring Expense	$18.2	$12.4	$24.3	$16.3	$21.1

The Company projects pre-tax restructuring expenses under the recently announced 3-part restructuring plan of $27 million to $30 million, comprised of $15 million to $17 million in asset impairment charges, accelerated depreciation and other non-cash costs and $12 million to $13 million in severance and other cash costs. Combined with restructuring activities already being undertaken at PdM and the Lee Mills, the Company’s total restructuring expenses from 2006 through 2008 are now expected to be in the range of $56 million to $61 million, comprised of $34 million to $36 million in severance and other cash costs and $22 million to $25 million in asset impairment charges, accelerated depreciation and other non-cash costs.

Restructuring liabilities were classified on each of the September 30, 2007 and December 31, 2006 consolidated balance sheets within accrued expenses. The activity during the nine months ended September 30, 2007 and the twelve months ended December 31, 2006 is summarized as follows (dollars in millions):

	2007	2006
Balance at beginning of year	$13.9	$—
Accruals for announced programs	11.5	15.4
Cash payments	(6.1)	(1.5)
Exchange rate impacts	1.3	—
Balance at end of period	$20.6	$13.9

Restructuring costs were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postretirement Benefits - An Amendment of FASB Statements No. 5 and 15,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits” and SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

SWM-B instituted action in March 2004 to recover credits on past and future purchases of raw materials that are exempt from IPI taxes or that carry an IPI tax rate of zero, for which a favorable ruling was received at the first court level. The recovery would be in the form of presumed credits that could be applied to offset other IPI tax liabilities. The action for recovery is based on the principle in Brazilian law of non-cumulative taxes. The potential recovery of IPI credits, depending upon several contested factors, could be in the range of $10 million to $20 million, which amounts the Company considers a gain contingency and has not recorded in its consolidated financial statements. During March 2007, the Company received an unfavorable ruling on appeal before the Federal Tribunal. The final resolution of this matter will likely entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be resolved for several years.

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

U.S. Pension and OPEB Benefits

During July 2007, as part of a renewed 3-year collective bargaining agreement at the Company’s Spotswood mill, benefits related to the defined benefit pension plan for hourly employees at the mill were frozen effective as of December 31, 2007. As a result, no further service credits will be earned under that plan subsequent to December 31, 2007. This action is expected to reduce the Company’s annual pension expense and pension fund contribution requirements. The plan was not terminated, and benefits accrued as of December 31, 2007 will continue to be paid in accordance with the plan terms. This suspension of additional benefits for future service qualified this action for curtailment under SFAS No. 88.

The remeasurement of the Company’s accumulated benefit obligation under the U.S. pension plan resulted in a curtailment gain of $0.1 million during the three months ended September 30, 2007. As part of this remeasurement, the Company increased its discount rate assumption from 6.0 percent to 6.4 percent to reflect changes in market conditions. Other actuarial assumptions (primarily asset returns and wage rate increases) remained consistent with those previously disclosed. As of August 1, 2007 (after the remeasurement), the unfunded projected benefit obligation was approximately $14 million versus $27.7 million as of December 31, 2006.

The components of net pension and OPEB benefit costs under U.S. plans for the three and nine months ended September 30, 2007 and 2006 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
U.S. Pension Benefits	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Service cost	$0.3	$0.3	$0.8	$1.2
Interest cost	1.7	1.7	5.0	5.0
Expected return on plan assets	(1.9)	(1.8)	(5.7)	(5.3)
Amortization and other	0.4	0.3	1.5	1.6
Pension curtailment gain	(0.1)	—	(0.1)	(0.1)
Net periodic benefit cost	$0.4	$0.5	$1.5	$2.4

	Three Months Ended		Nine Months Ended
U.S. OPEB Benefits	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.2	0.1	0.6	0.5
Net periodic benefit cost	$0.3	$0.2	$0.8	$0.7

During the full-year of 2007, the Company expects to recognize approximately $2 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans, of which $0.4 million and $1.5 million were recognized in the three and nine months ended September 30, 2007, respectively.

French Pension Benefits

The components of net pension costs under French plans for the three and nine months ended September 30, 2007 and 2006 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
French Pension Benefits	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Service cost	$0.5	$0.4	$1.5	$1.2
Interest cost	0.4	0.3	1.3	1.3
Expected return on plan assets	(0.3)	(0.4)	(1.0)	(1.0)
Amortization and other	0.2	0.2	0.5	0.6
Net periodic benefit cost	$0.8	$0.5	$2.3	$2.1

During the full-year of 2007, the Company expects to recognize approximately $1 million for amortization of accumulated other comprehensive loss related to its French pension plans, of which $0.2 million and $0.5 million were recognized in the three and nine months ended September 30, 2007, respectively.

The Company contributed $7.0 million and $5.0 million to its U.S. and French pension plans through the first nine months of 2007 and 2006, respectively, and does not currently expect to make additional pension contributions during the remainder of 2007. The Company also made payments of $1.5 million in both the nine months ended September 30, 2007 and 2006 related to its U.S. OPEB benefits and expects to make payments of approximately $2 million during the full-year of 2007.

NOTE 7. PRIOR PERIOD RESTATEMENT

During the quarter ended March 31, 2007, the Company restated its prior period consolidated financial statements to correct an accounting error, which originated in 2003, by recognizing the impact of a French income tax assessment on statutory profit sharing liabilities owed to certain French employees. Under applicable French social law, statutory profit sharing should be recalculated whenever taxable income is adjusted due to a tax audit assessment. In this instance, an audit assessment finalized in 2003 increased prior period statutory taxable earnings, thereby increasing the amount due under the statutory profit sharing regime. However, the Company had not previously recorded the increased profit sharing liability resulting from the French income tax assessment in its 2003 consolidated financial statements.

The increased amount of profit sharing liability was $1.5 million pre-tax. The after-tax effect of this error on net income in 2003 was $1.0 million. The Company determined that this error did not materially misstate its previously issued financial statements and, in accordance with the provisions of SEC Staff Accounting Bulletin No. 108, the Company restated the accompanying prior period financial statements from amounts previously reported. In years subsequent to 2003, the adjustment was reflected as a reduction of retained earnings of $1.0 million, an increase in other current assets for the deferred income tax effect of $0.5 million and an increase in accrued expenses of $1.5 million.

The effects of the restatement on the consolidated balance sheet as of December 31, 2006 and on the consolidated statements of changes in stockholders’ equity as of September 30, 2006 and December 31, 2005 were as follows (dollars in millions):

	As Previously Reported	Error Correction	As Restated

December 31, 2006

Other current assets	$13.8	$0.5	$14.3
Total Current Assets	235.6	0.5	236.1
Total Assets	696.6	0.5	697.1

Accrued expenses	$80.9	$1.5	$82.4
Total Current Liabilities	166.5	1.5	168.0
Total Liabilities (1)	377.0	1.5	378.5

Retained earnings	$271.6	$(1.0)	$270.6
Total Stockholders’ Equity	304.0	(1.0)	303.0

Total Liabilities and Stockholders’ Equity	$696.6	$0.5	$697.1

September 30, 2006

Retained earnings	$278.4	$(1.0)	$277.4
Total Stockholders’ Equity	307.8	(1.0)	306.8

December 31, 2005

Retained earnings	$281.8	$(1.0)	$280.8
Total Stockholders’ Equity	292.9	(1.0)	291.9

(1) – Minority interest of $15.6 million was reclassified from total liabilities at December 31, 2006. The effects of   the reclassification on the consolidated balance sheet as of December 31, 2006 were to reduce total liabilities by $15.6 million, and on a separate line report minority interest of $15.6 million.

NOTE 8. INCOME TAXES

Income (loss) before income taxes totaled a loss of $4.6 million and income of $7.6 million for the three and nine months ended September 30, 2007, respectively, and a loss of $4.0 million and income of $5.8 million for the three and nine months ended September 30, 2006, respectively.

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision (benefit) for income taxes is as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006

Tax at U.S. statutory rate	$(1.6)	35.0	$(1.4)	35.0	$2.7	35.0	$2.0	35.0%
Tax benefits of foreign legal structure	(0.8)	17.3	(1.9)	47.5%	(2.5)	(32.9)	(3.2)	(55.2)
Other, net	(0.2)	4.2	(0.1)	2.5	0.3	4.5	0.2	3.0
Provision (benefit) for income taxes	$(2.6)	56.5%	$(3.4)	85.0%	$0.5	6.6%	$(1.0)	(17.2)%

Tax benefits of foreign legal structure result from net foreign tax deductions from the restructuring of the Company’s foreign operations in 2003. The proportionate effect of this item on the overall effective income tax rate decreases as earnings increase.

Income tax benefits were recognized in each of the three month periods ended September 30, 2007 and 2006 due to the losses created by restructuring expenses and the resulting impacts on full-year projected taxable earnings. Effective income tax rates for the nine month periods ended September 30, 2007 and 2006 reflect the current full-year projections of taxable earnings plus any discreet items, which were not material.

NOTE 9. SEGMENT INFORMATION

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

Net Sales

(dollars in millions)

	Three Months Ended				Nine Months Ended
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
France	$112.5	61.1%	$95.6	59.2%	$315.5	60.0%	$285.6	58.4%
United States	58.5	31.8	51.5	31.9	171.6	32.6	169.7	34.7
Brazil	19.2	10.4	18.5	11.4	53.7	10.2	49.5	10.1
Subtotal	190.2	103.3	165.6	102.5	540.8	102.8	504.8	103.2

Intersegment sales by
France	(1.2)	(0.7)	(1.7)	(1.1)	(3.5)	(0.7)	(8.8)	(1.8)
United States	(0.8)	(0.4)	(0.4)	(0.2)	(2.3)	(0.4)	(0.8)	(0.2)
Brazil	(4.0)	(2.2)	(2.0)	(1.2)	(8.7)	(1.7)	(6.2)	(1.2)
Subtotal	(6.0)	(3.3)	(4.1)	(2.5)	(14.5)	(2.8)	(15.8)	(3.2)
Consolidated	$184.2	100.0%	$161.5	100.0%	$526.3	100.0%	$489.0	100.0

Operating Profit (Loss)

(dollars in millions)

	Three Months Ended				Nine Months Ended
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
France	$7.6	(253.3)%	$(1.1)	39.3%	$20.8	171.9%	$12.8	123.1%
United States	(7.3)	243.3	0.1	(3.6)	0.6	5.0	3.3	31.7
Brazil	(0.9)	30.0	(0.1)	3.6	(1.1)	(9.1)	(0.2)	(1.9)
Unallocated	(2.4)	80.0	(1.7)	60.7	(8.2)	(67.8)	(5.5)	(52.9)
Consolidated	$(3.0)	100.0%	$(2.8)	100.0%	$12.1	100.0%	$10.4	100.0%

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

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with an understanding of our recent performance, our financial condition and our prospects. The following will be discussed and analyzed:

•                  Executive Summary

•                  Recent Developments

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Other Factors Affecting Liquidity and Capital Resources

•                  Outlook

•                  Forward-Looking Statements

Executive Summary

(dollars in millions, except per share amounts)

	Three Months Ended				Nine Months Ended
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
Net sales	$184.2	100.0%	$161.5	100.0%	$526.3	100.0%	$489.0	100.0%
Gross profit	30.4	16.5	22.7	14.1	84.7	16.1	69.5	14.2
Restructuring expense	18.2	9.9	12.4	7.7	24.3	4.6	16.3	3.3
Operating profit (loss)	(3.0)	(1.6)	(2.8)	(1.7)	12.1	2.3	10.4	2.1
Net income (loss)	$(4.3)	(2.3)%	$(1.7)	(1.1)%	$0.9	0.2%	$3.6	0.7%
Diluted earnings (loss) per share	$(0.27)		$(0.11)		$0.06		$0.23
Cash provided by operations	$30.7		$28.3		$52.6		$50.5
Capital spending	$8.5		$3.3		$26.8		$5.4

Third Quarter Highlights

Net sales were $184.2 million in the quarter ended September 30, 2007, a 14.1 percent increase over the prior-year quarter. Net sales benefited from an $8.9 million increase in sales volumes, $7.3 million related to higher average selling prices, primarily due to an improved mix of products sold, and $6.5 million from favorable foreign currency exchange rate impacts. Gross profit was $30.4 million in the quarter ended September 30, 2007, an increase of $7.7 million from the prior-year quarter. The gross profit margin was 16.5 percent, increasing from 14.1 percent in the prior-year quarter. Restructuring expenses were $18.2 million and $12.4 million for the three months ended September 30, 2007 and 2006, respectively. The operating loss was $3.0 million in the quarter ended September 30, 2007 versus an operating loss of $2.8 million in the prior-year quarter. Higher restructuring expense and inflationary cost increases contributed to the increased operating loss, partially offset by improved mill operations, higher average selling prices and increased sales volumes. The net loss and the diluted loss per share increased versus the prior-year quarter by $2.6 million and $0.16 per share, respectively. During the third quarter of 2007, we improved cash generation, in part from a further substantial decrease in working capital.

Year-To-Date Highlights

Net sales were $526.3 million in the nine months ended September 30, 2007, a 7.6 percent increase over the prior-year period. Net sales increased due to a $22.2 million increase in higher average selling prices, which primarily reflected an improved mix of products sold, and $20.0 million related to favorable changes in currency exchange rates, partially offset by a $4.9 million decrease in net sales due to changes in sales volumes. Gross profit was $84.7 million in the nine months ended September 30, 2007, an increase of $15.2 million from the prior-year period. The gross profit margin was 16.1 percent, increasing from 14.2 percent in the prior-year period. Restructuring expenses were $24.3 million and $16.3 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in restructuring expense in 2007 reflected additional restructuring activities in France and the United States. Operating profit was $12.1 million in the nine months ended September 30, 2007 versus $10.4 million in the prior-year period. The increase in operating profit was primarily due to benefits of cost reduction activities, increased average selling prices driven by an improved mix of products sold and higher sales volumes, partially offset by increased restructuring expense, inflationary cost increases and higher nonmanufacturing expenses. Net income and diluted earnings per share decreased versus the prior-year period by $2.7 million and $0.17 per share, respectively. We have improved cash generation during 2007 primarily as a result of improved operating results, excluding non-cash restructuring expenses, and reduced working capital.

Capital spending was $26.8 million and $5.4 million during the nine months ended September 30, 2007 and 2006, respectively. The increase in capital spending was in part due to $4.9 million of spending in the 2007 period for a paper machine rebuild and additional robotization of converting units in France, $4.0 million for a paper machine rebuild in Brazil, $3.2 million for a new facility and converting equipment in Newberry, South Carolina for the processing of cigarette paper for lower ignition propensity, or LIP, cigarettes and $1.5 million for a paper machine rebuild in the Philippines.

Recent Developments

Operational Changes – France, the United States and Brazil

We initiated restructuring activities during 2006 and 2007 in France and the United States and during 2007 in Brazil. We recognized restructuring expense associated with these actions of $18.2 million and $12.4 million during the three months ended September 30, 2007 and 2006, respectively, and $24.3 million and $16.3 million during the nine months ended September 30, 2007 and 2006, respectively. Note 4 to the unaudited consolidated financial statements provides a more detailed breakdown of restructuring expense in France, the United States and Brazil.

During the third quarter of 2007, we reached decisions to implement a 3-part restructuring plan to reduce production capacity for tobacco-related papers in both France and the United States as well as to reduce employment levels, for cost reduction purposes, in Brazil. We announced this 3-part plan on October 1, 2007. The 3-part plan includes the expected idling of a base tipping paper machine at PdMal by the end of 2008 and the shutdown of our entire operation at Lee, Massachusetts beginning in May 2008. We plan to transfer base tipping paper production from PdMal and the Lee Mills to our Santanesia, Brazil facility, transfer porous plug wrap production from the Lee Mills to our facilities in Ancram, New York and PdM, and discontinue the sale of the majority of commercial and industrial papers currently produced at the Lee Mills, as well as other streamlining activities. As a result of these actions, employment levels are expected to be reduced by approximately 300 employees, of which a reduction of 60 employees occurred in Brazil during the third quarter of 2007. In the United States and France, actions are underway internally and with customers to prepare for the production transfers. Further, we are in negotiations with labor unions in both countries to finalize severance agreements related to the announced actions. Restructuring activities under the 3-part plan are expected to be completed by the end of 2008.

We continued implementation of our strategy, originally announced in 2006, to become a low cost and the highest quality cigarette and long fiber paper manufacturer in western Europe. This plan includes capital investments of approximately $25 million as well as workforce and paper machine restructuring activities at PdM, the largest of our 3 French paper operations. Through September 2007, workforce reductions totaling 143 employees have been achieved at PdM out of the 209 total reductions planned. The remaining reductions are expected to primarily occur in the fourth quarter of 2007. The PdM restructuring plan resulted in the shutdown of 1 cigarette paper machine earlier in 2007 and a second machine is expected to cease operation upon completion of the capital investments during the first quarter of 2008.

Management continues to evaluate how to optimize the efficiency and cost competitiveness of our worldwide production facilities as demand for our tobacco-related papers continues to undergo volume and geographic changes.

Lower Ignition Propensity Cigarettes

Certain governmental entities, particularly in North America, have proposed or enacted actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked. A total of 22 states, representing approximately 40 percent of U.S. cigarette consumption, have now enacted LIP regulations that will progressively become effective through January 2009. During the third quarter of 2007, we initiated operations at our new production facility in Newberry, South Carolina dedicated to expanding our processing capacity and capabilities to meet the growing demand for this cigarette paper. Sales of cigarette papers for LIP cigarettes continue to positively contribute to our operating results, especially as we realize additional manufacturing efficiencies. With further increases in sales volume of this cigarette paper combined with expected additional improvements in manufacturing costs, we project continued gains in earnings from this product.

China Joint Venture

The construction of a new state-of-the-art paper mill by our joint venture with the China National Tobacco Corporation, or CNTC, to produce tobacco-related papers in China continues to progress. The project is advancing on schedule, with mill operations currently expected to commence as planned in the first half of 2008. Additionally, we continue to make progress towards a potential agreement with CNTC on an RTL joint venture in China.

Results of Operations

This section presents a discussion and analysis of our third quarter and year-to-date 2007 net sales, operating profit and other information relevant to an understanding of the results of operations. The following table presents financial data from the unaudited consolidated statements of operations for the periods indicated (dollars in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Net Sales	$184.2	$161.5	$526.3	$489.0
Cost of products sold	153.8	138.8	441.6	419.5
Gross Profit	30.4	22.7	84.7	69.5

Nonmanufacturing expenses	15.2	13.1	48.3	42.8
Restructuring expense	18.2	12.4	24.3	16.3
Operating Profit (Loss)	(3.0)	(2.8)	12.1	10.4

Interest expense	1.6	1.5	4.4	4.3
Other income (expense), net	—	0.3	(0.1)	(0.3)
Income (Loss) Before Income Taxes, Minority Interest and Loss from Equity Affiliates	(4.6)	(4.0)	7.6	5.8
Provision (benefit) for income taxes	(2.6)	(3.4)	0.5	(1.0)
Minority interest in earnings of subsidiaries	2.2	1.0	6.0	3.0
Loss from equity affiliates	0.1	0.1	0.2	0.2
Net Income (Loss)	$(4.3)	$(1.7)	$0.9	$3.6

Diluted Net Income (Loss) Per Share	$(0.27)	$(0.11)	$0.06	$0.23

Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006

					Consolidated
	Three Months Ended				Sales
	September 30,	September 30,		Percent	Volume
Net Sales	2007	2006	Change	Change	Change
(dollars in millions)
France	$112.5	$95.6	$16.9	17.7%	11.5%
United States	58.5	51.5	7.0	13.6	(0.5)
Brazil	19.2	18.5	0.7	3.8	(7.3)
Subtotal	190.2	165.6	24.6
Intersegment	(6.0)	(4.1)	(1.9)
Total	$184.2	$161.5	$22.7	14.1%	5.1%

Net sales were $184.2 million in the three months ended September 30, 2007 compared with $161.5 million in the three months ended September 30, 2006. The increase of $22.7 million, or 14.1 percent, consisted of the following (dollars in millions):

	Amount	Percent
Changes in sales volumes	$8.9	5.5%
Changes in selling prices and product mix	7.3	4.6
Changes in currency exchange rates	6.5	4.0
Total	$22.7	14.1%

•                  Unit sales volumes increased by 5.1 percent compared with the three months ended September 30, 2006, resulting in the favorable effect on net sales of $8.9 million, or 5.5 percent.

•                  Sales volumes for the French segment increased by 11.5 percent, primarily as a result of higher sales of RTL products.

•                  Brazil experienced decreased sales volumes of 7.3 percent as the result of lower commercial and industrial paper sales, partially offset by continued growth in tobacco-related paper sales.

•                  Sales volumes in the United States decreased by 0.5 percent, reflecting reduced sales of commercial and industrial papers associated with the announced plans to shutdown the Lee Mills.

•                  Higher average selling prices had a favorable $7.3 million, or 4.6 percent, impact on the net sales comparison. The increase in average selling prices reflected an improved mix of products sold in the United States, related primarily to increased sales of cigarette paper for LIP cigarettes, and in the French paper businesses.

•                  Changes in currency exchange rates favorably impacted the net sales comparison by $6.5 million, or 4.0 percent, and primarily reflected the impact of a stronger euro compared with the U.S. dollar. The euro was 8.7 percent stronger against the U.S. dollar, and the Brazilian real was 14.4 percent stronger against the U.S. dollar.

Sales of tobacco-related products accounted for approximately 90 percent of net sales in each of the three months ended September 30, 2007 and 2006.

French segment net sales of $112.5 million in the three months ended September 30, 2007 increased $16.9 million, or 17.7 percent, from $95.6 million in the three months ended September 30, 2006. The increase was the result of higher sales volumes, favorable currency impacts and an improved mix of products sold.

The U.S. segment net sales of $58.5 million in the three months ended September 30, 2007 represented an increase of $7.0 million, or 13.6 percent, compared with $51.5 million in the three months ended September 30, 2006. The increase in net sales of the U.S. segment primarily resulted from an improved mix of products sold.

The Brazil segment realized an increase in net sales of $0.7 million, or 3.8 percent, to $19.2 million in the three months ended September 30, 2007 from $18.5 million in the three months ended September 30, 2006. The increase was primarily due to favorable currency impacts.

Gross Profit

(dollars in millions)

	Three Months Ended
	September 30,	September 30,		Percent	Percent of Net Sales
	2007	2006	Change	Change	2007	2006
Net Sales	$184.2	$161.5	$22.7	14.1%
Cost of products sold	153.8	138.8	15.0	10.8	83.5%	85.9%
Gross Profit	$30.4	$22.7	$7.7	33.9%	16.5%	14.1%

Gross profit was $30.4 million in the three months ended September 30, 2007, an increase of $7.7 million, or 33.9 percent, versus $22.7 million in the three months ended September 30, 2006. The gross profit margin was 16.5 percent in the three months ended September 30, 2007, increasing from 14.1 percent in the three months ended September 30, 2006. Gross profit was favorably impacted by improved mill operations, an improved mix of products sold and increased sales volumes, and was unfavorably impacted by inflationary cost increases.

Mill operations improved, primarily reflecting cost reduction activities across all segments and the benefits of restructuring activities, despite continued reduced machine production schedules across the French and U.S. paper operations. Increased average selling prices, resulting primarily from an improved mix of products sold, benefited operating results by $2.5 million in the three months ended September 30, 2007. Higher sales volumes, primarily in the French segment, increased operating results by $2.4 million.

Inflationary cost increases, primarily related to higher per ton wood pulp costs, labor rates and other purchased material costs, unfavorably impacted operating results by $2.6 million during the quarter. Changes in per ton wood pulp costs increased operating expenses by $1.6 million compared with the prior-year quarter. The average per ton list price of northern bleached softwood kraft pulp, or NBSK, in the United States was $835 per metric ton during the three months ended September 30, 2007 compared with $755 per metric ton during the three months ended September 30, 2006. Higher labor rates across all segments increased operating expenses by a total of $1.1 million compared to the three months ended September 30, 2006. Other purchased material costs increased $0.7 million during the quarter. Energy costs declined $0.8 million as lower electricity and natural gas rates in France were partially offset by increased electricity rates in the United States and Brazil.

During the quarter ended September 30, 2007, machine operating schedules increased within the French RTL operation, offsetting the impact of reduced machine operating schedules and lower production volumes for tobacco-related and commercial and industrial papers in France and the United States. As a result, operating results were not materially impacted by changes in absorption of fixed costs during the quarter.

Nonmanufacturing Expenses

(dollars in millions)

	Three Months Ended
	September 30,	September 30,		Percent	Percent of Net Sales
	2007	2006	Change	Change	2007	2006
Selling expense	$5.3	$5.0	$0.3	6.0%	2.9%	3.1%
Research expense	1.9	1.7	0.2	11.8	1.0	1.0
General expense	8.0	6.4	1.6	25.0	4.4	4.0
Nonmanufacturing expenses	$15.2	$13.1	$2.1	16.0%	8.3%	8.1%

Nonmanufacturing expenses increased by $2.1 million, or 16.0 percent, to $15.2 million from $13.1 million in the three months ended September 30, 2006, primarily due to increased employee compensation expenses. Only minimal incentive compensation expenses were incurred in 2006 due to lower overall financial performance whereas 2007 expenses reflect expectations for more normal levels of incentive achievement. Nonmanufacturing expenses were 8.3 percent and 8.1 percent of net sales in the three months ended September 30, 2007 and 2006, respectively.

Restructuring Expense

Total restructuring expense of $18.2 million was recognized during the three months ended September 30, 2007, including $10.5 million for asset impairment charges, $6.9 million for severance related costs and $0.8 million for accelerated depreciation. Total restructuring expense of $12.4 million was recognized during the three months ended September 30, 2006, including $10.5 million for severance related costs and $1.9 million for accelerated depreciation and other non-cash costs.

Operating Profit (Loss)

(dollars in millions)

	Three Months Ended					Return on Net
	September 30,	September 30,		Percent		Sales
	2007	2006	Change	Change		2007	2006
France	$7.6	$(1.1)	$8.7	N.M.	%	6.8%	(1.2)%
United States	(7.3)	0.1	(7.4)	N.M.		(12.5)	0.2
Brazil	(0.9)	(0.1)	(0.8)	N.M.		(4.7)	(0.5)
Subtotal	(0.6)	(1.1)	0.5
Unallocated expenses	(2.4)	(1.7)	(0.7)
Total	$(3.0)	$(2.8)	$(0.2)	7.1%		(1.6)%	(1.7)%

N.M. Not meaningful

The operating loss was $3.0 million in the three months ended September 30, 2007 compared with an operating loss of $2.8 million during the three months ended September 30, 2006. Operating results were higher in our French segment, and lower in our U.S. and Brazilian segments. Unallocated expenses increased $0.7 million in 2007 primarily due to increased employee incentive compensation expenses.

The French segment’s operating profit was $7.6 million in the three months ended September 30, 2007, an increase of $8.7 million from an operating loss of $1.1 million realized in the three months ended September 30, 2006. The increase was primarily due to:

•                  Decreased restructuring expense of $4.8 million.

•                  Higher sales volumes that improved operating results by $2.6 million.

•                  Improved mill operations, in part reflecting the benefits of restructuring activities.

•                  Higher average selling prices, primarily due to an improved mix of products sold that increased operating results by $1.3 million.

•                  Favorable fixed cost absorption from improved RTL machine utilization, partially offset by decreased machine utilization for tobacco-related paper products that improved operating results by $0.8 million.

These positive factors were partially offset by inflationary cost increases of $1.0 million, including higher per ton purchased wood pulp costs, labor rates and other purchased material costs, net of the benefits of lower energy rates.

The U.S. segment’s operating loss was $7.3 million in the three months ended September 30, 2007, a $7.4 million decrease from operating profit of $0.1 million during the three months ended September 30, 2006. This decrease was primarily related to:

•                  Increased restructuring expense of $10.2 million.

•                  Inflationary cost increases of $0.7 million, primarily related to higher per ton wood pulp costs.

•                  Unfavorable fixed cost absorption of $0.5 million from increased paper machine downtime.

These negative factors were partially offset by:

•                  Improved mill operations.

•                  Favorable changes in the mix of products sold that increased operating profit by $0.9 million, primarily due to increased sales of cigarette paper for LIP cigarettes and decreased sales of commercial and industrial papers.

Brazil’s operating loss was $0.9 million during the three months ended September 30, 2007, versus an operating loss of $0.1 million during the three months ended September 30, 2006. The higher loss was primarily due to:

•                  The stronger Brazilian real versus the U.S. dollar, which had a $1.1 million unfavorable impact.

•                  Inflationary cost increases of $0.8 million, caused equally by increased energy rates, per ton wood pulp costs, labor rates and other purchased material costs.

•                  Restructuring expense of $0.4 million in 2007.

These negative factors were partially offset by improved mill operations, including benefits of restructuring and cost reduction activities.

Non-Operating Expenses

Interest expense of $1.6 million during the three months ended September 30, 2007 increased slightly from $1.5 million during the three months ended September 30, 2006. Average debt levels during the three months ended September 30, 2007 remained essentially unchanged versus the three months ended September 30, 2006. The weighted average effective interest rates on our 5-year revolving debt facilities were approximately 5.4 percent for the three months ended September 30, 2007 and 5.2 percent for the three months ended September 30, 2006.

Other income, net was zero and $0.3 million for the three months ended September 30, 2007 and 2006, respectively, primarily due to interest income and foreign currency transaction gains and losses.

Income Taxes

Income tax benefits were recognized in each of the three month periods ended September 30, 2007 and 2006 due to the losses created by restructuring expenses and the resulting impacts on full-year projected taxable earnings. The differences in the expected level of forecasted full-year earnings affect the proportionate share between years of the favorable tax impact of our foreign holding company structure.

Minority Interest

Minority interest increased to $2.2 million in the three months ended September 30, 2007 from $1.0 million in the three months ended September 30, 2006. This $1.2 million increase was due to improved results at LTRI, our 72 percent owned French subsidiary.

Loss from Equity Affiliates

The loss from equity affiliates was $0.1 million during the three month periods ended September 30, 2007 and 2006 and represents our 50 percent share of the pre-operating expenses associated with our joint venture in China.

Net Loss and Loss per Share

Net loss for the three months ended September 30, 2007 was $4.3 million, or $0.27 per share, compared with a net loss of $1.7 million, or $0.11 per share, for the three months ended September 30, 2006. These net losses were primarily the result of substantial pre-tax restructuring expenses of $18.2 million and $12.4 million included in the results for the three months ended September 30, 2007 and 2006, respectively.

Nine Months Ended September 30, 2007 Compared with the Nine Months Ended September 30, 2006

Net Sales

(dollars in millions)

	Nine Months Ended				Consolidated Sales
	September 30, 2007	September 30, 2006	Change	Percent Change	Volume Change
France	$315.5	$285.6	$29.9	10.5%	2.0%
United States	171.6	169.7	1.9	1.1	(7.4)
Brazil	53.7	49.5	4.2	8.5	5.0
Subtotal	540.8	504.8	36.0
Intersegment	(14.5)	(15.8)	1.3
Total	$526.3	$489.0	$37.3	7.6%	0.5%

Net sales were $526.3 million in the nine months ended September 30, 2007, a 7.6 percent increase compared with $489.0 million during the nine months ended September 30, 2006. The increase of $37.3 million consisted of the following (dollars in millions):

	Amount	Percent
Changes in selling prices and product mix	$22.2	4.5%
Changes in currency exchange rates	20.0	4.1
Changes in sales volumes	(4.9)	(1.0)
Total	$37.3	7.6%

•                  Higher average selling prices had a favorable $22.2 million, or 4.5 percent, impact on the net sales comparison, primarily resulting from an improved mix of products sold in both France and the United States.

•                  Changes in currency exchange rates favorably impacted the net sales comparison by $20.0 million. The euro was 8.1 percent stronger against the U.S. dollar, and the Brazilian real was 9.7 percent stronger against the U.S. dollar.

•                  Although unit sales volumes increased by 0.5 percent versus the nine months ended September 30, 2006, changes in sales volumes by segment resulted in an unfavorable effect of $4.9 million, primarily due to lower sales volumes in the United States.

•                  Sales volumes in Brazil increased by 5.0 percent due to increased tobacco-related papers sales.

•                  Sales volumes of the French segment increased by 2.0 percent reflecting increased RTL product sales, partially offset by lower sales volumes of tobacco-related papers.

•                  Sales volumes in the United States decreased by 7.4 percent due to both tobacco-related and commercial and industrial papers sales decreases.

Sales of tobacco-related products accounted for approximately 90 percent of net sales for the nine month periods ended September 30, 2007 and 2006.

French segment net sales of $315.5 million in the nine months ended September 30, 2007 increased $29.9 million, or 10.5 percent, from $285.6 million in the nine months ended September 30, 2006. The increase was primarily the result of the stronger euro and a more favorable mix of products sold.

The U.S. segment net sales of $171.6 million in the nine months ended September 30, 2007 represented an increase of $1.9 million, or 1.1 percent, compared with $169.7 million in the nine months ended September 30, 2006. The increase in net sales of the U.S. segment primarily resulted from an improved mix of products sold, partially offset by lower sales volumes.

The Brazil segment realized an increase in net sales of $4.2 million, or 8.5 percent, to $53.7 million in the nine months ended September 30, 2007 from $49.5 million in the nine months ended September 30, 2006. The Brazilian segment’s net sales increase was due to increased sales volumes, the stronger Brazilian real and an improved mix of products sold.

Gross Profit

(dollars in millions)

	Nine Months Ended
	September 30,	September 30,		Percent	Percent of Net Sales
	2007	2006	Change	Change	2007	2006
Net Sales	$526.3	$489.0	$37.3	7.6%
Cost of products sold	441.6	419.5	22.1	5.3	83.9%	85.8%
Gross Profit	$84.7	$69.5	$15.2	21.9%	16.1%	14.2%

Gross profit was $84.7 million in the nine months ended September 30, 2007, an increase of $15.2 million, or 21.9 percent, versus $69.5 million during the nine months ended September 30, 2006. The gross profit margin was 16.1 percent in the nine months ended September 30, 2007, increasing from 14.2 percent in the nine months ended September 30, 2006. Gross profit was favorably impacted by improved mill operations, a better mix of products sold and increased sales volumes, and was unfavorably impacted by inflationary cost increases and $1.9 million of unfavorable fixed cost absorption.

Higher average selling prices, primarily caused by an improved mix of products sold in both France and the United States, combined with the impact of changes in sales volumes, together improved operating results by $13.1 million during the nine months ended September 30, 2007.

Cost reduction activities in all business segments significantly benefited 2007 results.

Inflationary cost increases unfavorably impacted operating results by $7.9 million in the nine months ended September 30, 2007, primarily due to higher per ton wood pulp costs as well as increased labor rates and other purchased material costs, partially offset by decreased energy costs. Higher per ton wood pulp costs increased operating expenses by $5.7 million compared with the nine months ended September 30, 2006. The average list price of NBSK was $810 per metric ton during the nine months ended September 30, 2007, an increase of 14.9 percent compared with $705 per metric ton during the nine months ended September 30, 2006. Higher labor rates and other purchased materials prices combined to increase operating expenses by $3.5 million, partially offset by decreased purchased energy costs of $1.3 million.

Nonmanufacturing Expenses

(dollars in millions)

	Nine Months Ended				Percent of Net
	September 30,	September 30,		Percent	Sales
	2007	2006	Change	Change	2007	2006
Selling expense	$16.3	$16.5	$(0.2)	(1.2)%	3.1%	3.4%
Research expense	5.9	5.4	0.5	9.3	1.1	1.1
General expense	26.1	20.9	5.2	24.9	5.0	4.3
Nonmanufacturing expenses	$48.3	$42.8	$5.5	12.9%	9.2%	8.8%

Nonmanufacturing expenses increased by $5.5 million, or 12.9 percent, to $48.3 million from $42.8 million in the nine months ended September 30, 2006, primarily due to increased general expense, which was primarily attributable to higher employee incentive compensation accruals and legal fees. Only minimal incentive compensation was incurred in 2006 due to lower overall financial performance whereas 2007 expenses reflect expectations for more normal levels of incentive achievement. Additional legal expenses were incurred for compliance, intellectual property and due diligence activities. Nonmanufacturing expenses were 9.2 percent and 8.8 percent of net sales in the nine months ended September 30, 2007 and 2006, respectively.

Restructuring Expense

Total restructuring expense of $24.3 million was recognized during the nine months ended September 30, 2007, including $11.5 million for severance related costs, $10.5 million for asset impairment charges and $2.3 million for accelerated depreciation. Total restructuring expense of $16.3 million was recognized during the nine months ended September 30, 2006, including $11.2 million for severance and other cash costs and $5.1 million for accelerated depreciation and other non-cash costs.

Operating Profit (Loss)

(dollars in millions)

	Nine Months Ended
	September 30,	September 30,		Percent	Return on Net Sales
	2007	2006	Change	Change	2007	2006
France	$20.8	$12.8	$8.0	62.5%	6.6%	4.5%
United States	0.6	3.3	(2.7)	(81.8)	0.3	1.9
Brazil	(1.1)	(0.2)	(0.9)	N.M.	(2.0)	(0.4)
Subtotal	20.3	15.9	4.4
Unallocated expenses	(8.2)	(5.5)	(2.7)
Total	$12.1	$10.4	$1.7	16.3%	2.3%	2.1%

N.M. Not meaningful

Operating profit was $12.1 million in the nine months ended September 30, 2007, which was higher than the nine months ended September 30, 2006 by $1.7 million, or 16.3 percent. Operating profit as a percent of net sales was 2.3 percent and 2.1 percent during the nine months ended September 30, 2007 and 2006, respectively. Increased average selling prices, primarily due to an improved mix of products sold, combined with the impact of changes in sales volumes to increase operating profit by $13.1 million. Restructuring expense increased by $8.0 million. Cost reduction activities across all segments significantly benefited 2007 results. Inflationary cost increases decreased operating profit by $7.9 million primarily due to higher per ton wood pulp costs, labor rates and other purchased material costs, partially offset by decreased purchased energy costs. Reductions in paper machine operating schedules in the United States and France, due to decreased production volumes, caused lower absorption of mill fixed costs and negatively impacted operating profit by $1.9 million during the nine months ended September 30, 2007. Unallocated expenses increased $2.7 million in the nine months ended September 30, 2007, primarily due to increased employee incentive compensation accruals and legal fees.

The French segment’s operating profit was $20.8 million in the nine months ended September 30, 2007, an increase of $8.0 million, or 62.5 percent, from operating profit of $12.8 million realized in the nine months ended September 30, 2006. The improvement was primarily due to:

•                  Higher average selling prices that improved operating results by $5.5 million.

•                  Improved mill operations, including benefits from restructuring activities.

•                  Increased sales volumes that improved operating results by $2.7 million.

These improvements were partially offset by inflationary cost increases of $3.1 million, primarily due to higher per ton wood pulp costs.

The U.S. segment’s operating profit was $0.6 million in the nine months ended September 30, 2007, a $2.7 million decrease from an operating profit of $3.3 million during the nine months ended September 30, 2006. This decrease was primarily related to:

•                  Increased restructuring expense of $7.7 million.

•                  Inflationary cost increases of $3.1 million, primarily due to higher per ton wood pulp costs.

These decreases were partially offset by:

•                  Improved mill operations.

•                  Higher average selling prices that improved operating results by $3.0 million, primarily due to an improved mix of products sold.

•                  Changes in sales volumes that improved operating results by $1.4 million.

Brazil’s operating loss was $1.1 million during the nine months ended September 30, 2007, versus an operating loss of $0.2 million during the nine months ended September 30, 2006, primarily due to a $2.2 million unfavorable impact of the stronger Brazilian real versus the U.S. dollar, $1.6 million of inflationary cost increases and $0.4 million of 2007 restructuring expenses, partially offset by the effects of higher production and sales volumes, improved mill operations, restructuring benefits and an improved mix of products sold.

Non-Operating Expenses

Interest expense was $4.4 million and $4.3 million in the nine months ended September 30, 2007 and 2006, respectively. The effect of lower average debt levels during the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006 was more than offset by higher average interest rates. The weighted average effective interest rates on our 5-year revolving debt facilities were approximately 5.5 percent for the nine months ended September 30, 2007 and 4.8 percent for the nine months ended September 30, 2006.

Other expense, net in the nine months ended September 30, 2007 was $0.1 million compared with $0.3 million in the nine months ended September 30, 2006, primarily due to lower net foreign currency transaction losses.

Income Taxes

The provision for income taxes reflected an effective income tax rate of 6.6 percent for the nine months ended September 30, 2007 compared with a negative effective income tax rate for the nine months ended September 30, 2006. The difference in effective tax rates is primarily attributable to differences in the expected level of forecasted full-year earnings and differences in the expected geographic mix of those earnings between the 2 years. The difference in the expected level of forecasted full-year earnings affects the proportionate share between years of the favorable tax impact of our foreign holding company structure.

Minority Interest

Minority interest increased to $6.0 million in the nine months ended September 30, 2007 from $3.0 million in the prior-year period. This $3.0 million increase was due to improved results at LTRI.

Loss from Equity Affiliates

The loss from equity affiliates was $0.2 million in each of the nine month periods ended September 30, 2007 and 2006, and represents our 50 percent share of the pre-operating expenses associated with our joint venture in China.

Net Income and Earnings per Share

Net income for the nine months ended September 30, 2007 decreased to $0.9 million from net income of $3.6 million in the nine months ended September 30, 2006. Diluted earnings per share decreased to $0.06 per share from $0.23 per share in the nine months ended September 30, 2006. Substantial pre-tax restructuring expenses of $24.3 million and $16.3 million were included in the results for the nine months ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as significant changes in our production volumes, costs (including restructuring activities) and working capital.

Cash Requirements

At September 30, 2007, we had net operating working capital of $49.3 million and cash and cash equivalents of $8.6 million, compared with net operating working capital of $74.4 million and cash and cash equivalents of $13.7 million at December 31, 2006. Changes in these absolute amounts include the impacts of changes in currency exchange rates which are not included in the changes in operating working capital presented on the consolidated statements of cash flow. Based upon our existing cash and operating working capital levels, expected operating cash flows and capital spending and availability of borrowings under our existing credit facilities, we believe we have the necessary financial resources to satisfy our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities
(dollars in millions)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Net income	$0.9	$3.6
Non-cash items included in net income
Depreciation and amortization	29.3	28.8
Restructuring impairment charges and accelerated depreciation	12.8	4.6
Amortization of deferred revenue	(4.7)	(4.5)
Deferred income tax benefit	(11.1)	(5.9)
Minority interest in earnings of subsidiaries	6.0	3.0
Other items	(0.8)	(0.3)
Net changes in operating working capital	20.2	21.2
Cash Provided by Operations	$52.6	$50.5

Net cash provided by operations was $52.6 million in the nine months ended September 30, 2007 and $50.5 million for the nine months ended September 30, 2006. Our net cash provided by operations increased $2.1 million during 2007 versus 2006, primarily due to increased earnings, excluding non-cash restructuring expenses. That increase was partially offset by increased deferred income tax benefits, mainly due to restructuring expenses in France and the United States that are not all tax deductible in the current period.

Prior to 2002, our cash provided by operations included advance payments from customers for future product purchases. We recorded these advance payments as deferred revenue, which is now being amortized into net sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of product sales. We had $25.4 million of deferred revenue on our September 30, 2007 consolidated balance sheet. At the current volume levels, we expect to fully amortize this amount by recognizing amortization of approximately $6 million per year through 2011.

Operating Working Capital
(dollars in millions)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Changes in operating working capital
Accounts receivable	$(5.8)	$17.3
Inventories	(1.2)	3.9
Prepaid expenses	2.2	0.1
Accounts payable	2.3	(9.4)
Accrued expenses	14.4	10.3
Accrued income taxes	8.3	(1.0)
Net changes in operating working capital	$20.2	$21.2

In the nine months ended September 30, 2007, changes in operating working capital contributed favorably to cash flow by $20.2 million, primarily due to increased accrued restructuring and incentive compensation costs and increased accrued income taxes due to improved LTRI earnings, partially offset by increased accounts receivable due to higher net sales.

During the first nine months of 2006, changes in operating working capital contributed favorably to cash flow by $21.2 million due primarily to a decrease in accounts receivable and an increase in accrued expenses, partially offset by lower accounts payable. The increase in accrued expenses included accrued France restructuring costs of $10.3 million recorded in the third quarter of 2006. The decrease in accounts payable was primarily due to reduced purchasing activity, especially in France where mill production levels decreased.

Cash Flows from Investing Activities
(dollars in millions)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Capital spending	$(26.8)	$(5.4)
Capitalized software costs	(6.9)	(1.6)
Investment in equity affiliates	(10.3)	(2.5)
Other	(1.8)	(5.5)
Cash Used for Investing	$(45.8)	$(15.0)

Cash used for investing activities was $45.8 million in the nine months ended September 30, 2007 versus $15.0 million in the prior-year period. This $30.8 million increase was primarily due to increased capital spending, increased China joint venture funding and higher capitalized software costs. Equity investments for our tobacco-related papers joint venture in China totaled $10.3 million during the nine months ended September 30, 2007 and are expected to be approximately $13 million for the full-year. Changes in the category “Other,” or other cash investment items, primarily consisted of changes in noncurrent assets and liabilities.

Capital Spending and Capitalized Software Costs

Capital spending totaled $26.8 million and $5.4 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in capital spending during the nine months ended September 30, 2007 was partially due to $4.9 million for a paper machine rebuild and additional robotization of converting units at PdM, $4.0 million for a paper machine rebuild in Brazil, $3.2 million for a new production facility and related equipment in Newberry, South Carolina for the processing of cigarette paper for LIP cigarettes and $1.5 million for a paper machine rebuild in the Philippines.

In France, we have previously authorized approximately $25 million of capital investments at PdM as part of its restructuring plan. These investments are now expected to be completed early in 2008. Spending on these capital investments was $4.9 million during the nine months ended September 30, 2007 and $5.6 million to date.

In Brazil, we have previously authorized approximately $11 million for a capital investment to rebuild and speed-up a paper machine that primarily produces base tipping paper. Spending for this investment is expected to be completed during the fourth quarter of 2007. We spent $4.0 million during the nine months ended September 30, 2007 on this capital investment and $4.4 million to date.

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

Capital spending for 2007 is now expected to be in the range of $45 million to $55 million, while capital spending for 2008 will likely be in the range of $25 million to $35 million.

Capitalized software costs totaled $6.9 million and $1.6 million for the nine months ended September 30, 2007 and 2006, respectively. Capitalized software costs in 2007 included $5.4 million toward an enterprise-wide information system in France. Capitalized software costs are now expected to total $8 million to $10 million for the full-year 2007, primarily related to the enterprise-wide information system in France. That project was authorized in March 2005, with current total estimated capitalized software costs of approximately $18 million, to enable integration of supply chain and manufacturing functions and processes in France.

Cash Flows from Financing Activities
(dollars in millions)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Cash dividends paid to SWM stockholders	$(7.1)	$(7.0)
Cash dividends paid to minority owners	—	(3.7)
Net changes in debt	(6.2)	(24.9)
Purchases of treasury stock	(4.0)	––
Proceeds from exercise of stock options	4.5	1.8
Excess tax benefits of stock-based awards	0.3	0.4
Cash Used for Financing	$(12.5)	$(33.4)

Financing activities during the nine months ended September 30, 2007 included cash dividends paid to SWM stockholders of $7.1 million and net repayments of debt of $6.2 million. Additionally, we purchased 178,933 shares of common stock during the first nine months of 2007 for a total of $4.0 million. We issued 205,307 and 106,400 common shares from treasury stock for options exercised in the nine months of 2007 and 2006, respectively.

Financing activities during the nine months ended September 30, 2006 included net repayments of debt of $24.9 million. Other 2006 financing requirements included dividends paid to SWM stockholders and to minority owners.

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

On October 25, 2007, we announced that the Board of Directors had declared a quarterly cash dividend of $0.15 per share of common stock. The dividend will be payable on December 10, 2007 to stockholders of record on November 12, 2007.

We currently do not expect LTRI to pay a dividend in 2007, thus we expect no 2007 cash dividend paid to the minority owners.

Share Repurchases

We repurchased a total of 178,933 shares of our common stock during the nine months ended September 30, 2007 at a cost of $4.0 million. The 2007 share repurchases were made under a Board of Directors’ authorization to purchase up to $20.0 million during the period January 1, 2007 through December 31, 2008. We did not repurchase any shares of our common stock at any time during 2006. Corporate repurchases are effected during open trading windows or pursuant to 10b5-1 plans that permit share repurchases to be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Debt Instruments and Related Covenants
(dollars in millions)

	Nine Months Ended
	September 30,	September 30,
	2007	2006

Changes in short-term debt	$(6.3)	$(10.9)
Proceeds from issuances of long-term debt	25.0	85.5
Payments on long-term debt	(24.9)	(99.5)
Net changes in debt	$(6.2)	$(24.9)

We maintain short-term and long-term credit facilities. We have credit facilities with a group of banks which, as of September 30, 2007, included 5-year committed revolving credit facilities in the United States and France. At September 30, 2007, we had approximately $142 million still available for borrowing under our 5-year revolving facilities. In addition, we have uncommitted bank overdrafts and lines of credit totaling approximately $37 million in the United States, France and Brazil, of which approximately $34 million was still available for borrowing as of September 30, 2007.

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

Our projected full-year cash requirements in 2007 for capital spending ($45 million to $55 million), software development spending ($8 million to $10 million), pension contributions (approximately $7 million), employee severance payments ($8 million to $10 million) and joint venture equity payments (approximately $13 million) total approximately $80 million to $90 million. These cash requirements are expected to be funded primarily through internally generated cash flow. Through September 2007, net debt was essentially unchanged at $84.0 million as compared to December 31, 2006 and reflected an $8.0 million decrease during the third quarter of 2007.

As of September 30, 2007, $38 million of our variable-rate long-term debt was fixed under interest rate swap agreements. The estimated fair value of our long-term debt approximated the carrying amount.

Our total debt to capital ratios at September 30, 2007 and December 31, 2006 were 21.1 percent and 23.4 percent, respectively, slightly below our target range of 25 percent to 35 percent.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits. Our U.S. and French pension plans were underfunded by $30.9 million as of December 31, 2006 as it related to the associated accumulated benefit obligations, with the fair value of plan assets representing 79 percent of the accumulated benefit obligations. We have made pension contributions of $7 million in the United States during 2007 and expect to contribute additional amounts in future years in the United States and France in order to increase the funded status of these plans and ensure compliance with the Pension Protection Act of 2006 in the United States.

Other Commitments. PdM has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $2 million per year. Our future purchases at this mill are expected to be at levels that exceed such minimum levels under the contract, which expires in 2009.

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

During 2006, SWM-B and PdM separately entered into agreements for the transmission and distribution of energy. The SWM-B contract for the electrical energy supply is for the period May 1, 2006 to December 31, 2010 to cover 100 percent of the mill’s consumption of electrical energy. The absolute value of the electric energy to be provided under this contract is estimated at approximately $5 million annually. The SWM-B agreements for transmission and distribution are revolving annual contracts with the absolute value of the services to be provided under these 2 contracts estimated at approximately $3 million annually. The PdM agreement is for the period April 1, 2007 to April 1, 2008 and provides for the supply of 100 percent of its requirements for natural gas and associated distribution to service its paper mill. The absolute value of the natural gas and distribution to be provided under this contract is estimated at approximately $11 million.

Employee Labor Agreements. The collective bargaining agreement at our Spotswood mill, which was scheduled to expire on July 28, 2007, was renewed with a 3-year agreement through July 26, 2010. As part of the renewed agreement, benefits related to the defined benefit pension plan for hourly employees at the Spotswood mill will be frozen as of December 31, 2007. As a result, no further service credits will be earned under that plan subsequent to December 31, 2007. This action is expected to reduce our annual pension expense and pension fund contribution requirements. The plan will not be terminated, and benefits accrued as of December 31, 2007 will continue to be paid in accordance with the plan terms. The collective bargaining agreement at our Ancram, New York mill is a 4-year agreement effective through September 2008.

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

Outlook

Excluding restructuring expense, earnings in the third quarter of 2007 were at the highest level since the fourth quarter of 2004. Further, excluding restructuring expense, earnings have grown over the prior-year comparison during each quarter of this year. However, we continue to face business challenges associated with execution of the significant level of restructuring activities underway across the Company. We are pleased with the earnings growth experienced so far in 2007 in certain of our product areas, but we continue to sound a cautionary note about weakness in the sales of traditional tobacco-related papers that has been the primary source of our earnings volatility over the last several quarters.

Earnings for RTL products and cigarette paper for LIP cigarettes improved in comparison with the first nine months of 2006, ahead of our internal expectations, and the third quarter of 2007 results for these products continued this year’s trend of sequential quarterly improvements. Improved earnings for RTL products reflected year-to-date sales and production volume growth, which we expect to continue. Sales of cigarette paper for LIP cigarettes continue to positively contribute to our operating results.   With further increases in sales volumes of this cigarette paper, combined with improvements in manufacturing costs, we expect continued gains in this product’s results.

We announced additional restructuring activities in France, the United States and Brazil on October 1, 2007. These actions are regrettable in terms of the impact on the affected employees and the local communities in which our mills have long operated, but are necessary to restore a balance between effective and profitable utilization of our papermaking capacity and available demand. We are confident that the restructuring activities underway will not only improve earnings once fully implemented, but will also improve the stability of our earnings by decreasing exposure to the weaker North American and western European markets for tobacco-related papers. Upon full implementation, the recently announced restructuring activities are expected to generate annual pre-tax benefits of approximately $21 million to $23 million. Full realization of earnings improvement from these actions is not certain and is dependent upon other factors that impact on our business, including continuing weakness in cigarette consumption in developed parts of the world.

On the cost front during the third quarter, we realized an increase in the benefits from cost reduction initiatives which have more than offset inflationary cost increases to date in 2007. Inflation has been consistent through the first nine months of 2007, totaling $7.9 million. This is approximately 60 percent of the impact of inflation in 2006. We expect pulp prices could rise between 5 and 10 percent before reaching a peak in 2008. Given the rising price of crude oil, we anticipate higher energy costs into 2008 as we renew energy supply agreements.

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

•                  Our financial performance is dependent upon the cost of raw materials, particularly wood pulp, purchased energy, chemicals and labor. Recently, the cost of some of these items has increased significantly, and the nature of our agreements with our customers may make it difficult to pass changes in these costs on to our customers in a timely and effective manner.

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

•                  As a result of excess capacity in the tobacco-related papers industry and increased operating costs experienced in recent years, competitive levels of selling prices for certain of our products are not sufficient to cover those costs with a margin that we consider reasonable. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment charges for certain equipment and employee severance expenses associated with downsizing activities. Management continues to evaluate how to operate our production facilities more effectively with reduced production volumes.

•                  In recent years, governmental entities around the world, particularly in the United States and western Europe, have taken or have proposed actions that may have the effect of reducing consumption of tobacco products. Reports with respect to the possible harmful physical effects of cigarette smoking and use of tobacco products have been publicized for many years and, together with actions to restrict or prohibit advertising and promotion of cigarettes or other tobacco products, to limit smoking in public places and to increase taxes on such products, are intended to discourage the consumption of cigarettes and other such products. Also in recent years, certain governmental entities, particularly in North America and Europe, have enacted, considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked. Furthermore, it is not possible to predict what additional legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect our business.

For additional factors and further discussion of these factors, please see our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at September 30, 2007 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2007. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SWM-B instituted action in March 2004 to recover credits on past and future purchases of raw materials that are exempt from IPI taxes or that carry an IPI tax rate of zero, for which a favorable ruling was received at the first court level. The recovery would be in the form of presumed credits that could be applied to offset other IPI tax liabilities. The action for recovery is based on the principle in Brazilian law of non-cumulative taxes. The potential recovery of IPI credits, depending upon several contested factors, could be in the range of $10 million to $20 million, which amounts the Company considers a gain contingency and has not recorded in its consolidated financial statements. During March 2007, the Company received an unfavorable ruling on appeal before the Federal Tribunal. The final resolution of this matter will likely entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be resolved for several years.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006, however, the following paragraph discusses the U.S. State Childrens’ Health Insurance Program, or SCHIP, legislation, which if passed, could have a material impact on the Company. For a full description of these risk factors, please refer to Part I, Item 1A, “Risk Factors” therein, together with the “Forward-Looking Statements” section within Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

Proposed U.S. healthcare legislation, known as SCHIP legislation, was recently passed by Congress but vetoed by the President. If the legislation had passed as proposed, it is our understanding that it would have significantly raised federal excise taxes on all tobacco products effective as early as January 1, 2008. Congress may reintroduce this legislation. Depending on the specifics of any actual final legislation, if passed, the Company’s sales volumes of cigarette papers and cigar wrapper and binder papers could be negatively impacted, which could materially impact our operating results. The Company is unable at the current time to make a determination of the likelihood that this legislation will become law in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased shares of its common stock during the nine months ended September 30, 2007. The following table indicates the amount of shares of the Company’s common stock it has repurchased during 2007 and the remaining amount of share repurchases currently authorized by our Board of Directors as of September 30, 2007:

			Total Number of		Maximum Amount
	Total Number	Average	Shares Repurchased		Of Shares that May
	Of Shares	Price Paid	As Part of Publicly		Yet be Repurchased
	Repurchased	Per Share	Announced Programs		Under the Program
			(# shares)	$ (in millions)	$ (in millions)
First Quarter	4,340	$23.00	4,340	$0.1
Second Quarter	—	—	—	—
Third Quarter	174,593	22.53	174,593	3.9
Year-to-Date September 30, 2007	178,933	$22.54	178,933	$4.0	$16.0	*

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

Schweitzer-Mauduit International, Inc.

(Registrant)

By:	/s/ PETER J. THOMPSON	By:	/s/ WAYNE L. GRUNEWALD
	Peter J. Thompson		Wayne L. Grunewald
	Chief Financial Officer and		Controller
	Treasurer		(principal financial officer)
(duly authorized officer and
principal accounting officer)

	November 6, 2007		November 6, 2007

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended September 30, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	–– Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–– Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	–– Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*           These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.