Form 10-K
period 2007-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2008-03-07
CIK 1000623

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the outstanding common stock, par value $0.10 per share (the "Common Stock"), held by non-affiliates of the registrant as of June 29, 2007 (the last business day of the registrant's most recently completed second fiscal quarter) was $480.7 million, based on the last sale price for the Common Stock of $31.00 per share as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 15,491,609 shares of Common Stock issued and outstanding as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to its 2008 Annual Meeting of Stockholders scheduled to be held on April 24, 2008 ("the 2008 Proxy Statement") and filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

PART I.

Item 1.    Business

As used in this 2007 Annual Report on Form 10-K, unless the context indicates otherwise, references to "we," "us," "our," "SWM," "Schweitzer-Mauduit" or similar terms include Schweitzer-Mauduit International, Inc. and its consolidated subsidiaries.

Our Securities and Exchange Commission, or SEC, filings, which include this Annual Report on Form 10-K, Definitive Proxy Statements on Form DEF-14A, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments, are available, free of charge, on our Web site at www.schweitzer-mauduit.com, Investor Relations, SEC filings. Information from our Web site is not incorporated by reference into this Form 10-K. These reports are available soon after they are filed electronically with the SEC. The Web site also allows access to historical financial information, press releases and quarterly earnings conference calls, our Code of Conduct, corporate governance guidelines, Board of Directors' committee charters, as well as disclosure of any amendment to or waivers of our Code of Conduct granted to any of the principal executive officer, principal financial officer or principal accounting officer. Quarterly earnings press releases are posted immediately to our Web site, making them available to stockholders and other interested parties. The Web site provides additional background information about us including further information on our history, products and locations. Requests for information can be made in writing and sent to the Investor Relations Department at our principal executive office address listed below.

Our quarterly earnings conference calls are typically held on the same dates as our quarterly earnings releases and are likewise available through our Web site via a webcast. The tentative dates for our quarterly earnings conference calls related to 2008 financial results are April 24, 2008, July 31, 2008, October 30, 2008 and January 29, 2009. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through our Web site.

Our wholly-owned, majority-owned and controlled subsidiaries are Schweitzer-Mauduit Canada, Inc., or SM-Canada, Schweitzer-Mauduit Spain, S.L., or SM-Spain, a holding company organized under the Spanish holding company regime and the primary foreign investment holding company for SWM, and Schweitzer-Mauduit International China, Limited, or SM-China, a holding company incorporated in Hong Kong which owns 50 percent of the equity interest in China Tobacco Mauduit (Jiangmen) Paper Industry Company Ltd., a Sino-Foreign Equity Joint Venture with China National Tobacco Corporation, or CNTC, to manufacture and sell tobacco-related papers in China, our only unconsolidated subsidiary. We indirectly through SM-Spain have subsidiaries in France, the Philippines, Indonesia and Brazil. SM-Spain owns directly 100 percent of Schweitzer-Mauduit Holding S.A.R.L., a French holding company, or SMH, and together SM-Spain and SMH own 100 percent of 2 holding companies, Schweitzer-Mauduit Industries S.A.R.L., a French corporation, or SMI, which holds our investment in the French reconstituted tobacco operations, and Schweitzer-Mauduit France S.A.R.L., a French corporation, or SMF, which holds our French, Philippine and Indonesian paper operations. As of January 31, 2008, SMI owns 90 percent of the issued and outstanding shares of LTR Industries S.A., a French corporation, or LTRI, with LTRI owning the remaining 10 percent. SMF, directly or indirectly, owns 100 percent of 3 principal French operating subsidiaries, Papeteries de Mauduit S.A.S., or PdM, Papeteries de Malaucène S.A.S., or PdMal, and Papeteries de Saint-Girons S.A.S., or PdStG, 100 percent of PDM Philippines Industries, Inc., or PPI, and 100 percent of P.T. PDM Indonesia, or PT PDM. SM-Spain also owns directly 99.99 percent of the issued and outstanding shares of Schweitzer-Mauduit do Brasil S.A., our Brazilian paper operations, or SWM-B. We did not have any special purpose entities as of December 31, 2007.

Our principal executive office is located at 100 North Point Center East, Suite 600, Alpharetta, Georgia 30022-8246 and our telephone number at that address is 1-800-514-0186. Our stock is traded on the New York Stock Exchange, or NYSE, under the symbol "SWM."

We have provided a Glossary of Terms at the end of this Annual Report on Form 10-K.

GENERAL

We are a multinational diversified producer of premium specialty papers headquartered in the United States of America and are the world's largest supplier of fine papers to the tobacco industry. We manufacture and sell paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised approximately 90 percent of our consolidated net sales in each of the years 2005 through 2007. The primary products in the group include cigarette, plug wrap and tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette and reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars and paper products used in cigarette packaging. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

We are a manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, banded papers for the production of lower ignition propensity, or LIP, cigarettes and the leading independent producer of RTL used in producing blended cigarettes. We conduct business in over 90 countries and currently operate 12 production locations worldwide, with mills in the United States, including our new production facility in Newberry, South Carolina, France, the Philippines, Indonesia and Brazil. We also have a 50 percent equity interest in a mill currently under construction in China.

Our manufacturing facilities have a long history of producing paper dating back to 1545. Our domestic mills led the development of the North American tobacco-related papers manufacturing industry, which was originated by Peter J. Schweitzer, Inc. that began as an importer of cigarette papers from France in 1908.

DESCRIPTION OF BUSINESS

Financial Information About Segments.    We operate and manage 3 reportable segments: United States, or U.S., France and Brazil. These segments are based on the geographical location of our manufacturing operations. These business segments manufacture and sell Cigarette Papers, reconstituted tobacco products (France and U.S. only) and paper products used in cigarette packaging, as well as certain non-tobacco industry products. While the products are similar in each segment, they vary based on customer requirements and the manufacturing capabilities of each of the operations. The Philippine and Indonesian financial results are included in the French business segment because the results of these 2 units are not material for segment reporting purposes and since their products are coordinated with sales of our French operations in southeast Asia. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

Additional information regarding "Segment Performance" is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation. In addition, selected financial data for our segments is available in Note 9, Segment Information, of the Notes to Consolidated Financial Statements. Reference is also made to Part I, Item 1A, Risk Factors, Market Risk, for a discussion regarding the risks associated with foreign operations.

Financial information about foreign and domestic operations, contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" appearing in Part II, Item 7 herein and in Notes 3, 4, 5 and 9 ("Restructuring Activities," "Debt," "Income Taxes" and "Segment Information," respectively) to the Consolidated Financial Statements contained in "Financial Statements and Supplementary Data" appearing in Part II, Item 8 herein, are incorporated in this Item 1 by reference.

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

Cigarette paper wraps the column of tobacco in a cigarette. Certain properties of cigarette paper, such as basis weight, porosity, opacity, tensile strength, texture and burn rate must be controlled to tight tolerances. Many of these characteristics are critical to meet the requirements of high-speed production processes utilized by cigarette manufacturers as well as their desired attributes of finished cigarettes such as LIP or reduced deliveries of tobacco-related smoke constituents.

Plug wrap paper forms the outer layer of a cigarette filter and is used to hold the filter materials in a cylindrical form. Conventional plug wrap is manufactured on flat wire paper machines using wood pulp. Porous plug wrap, a highly air permeable paper, is manufactured on inclined wire paper machines using a furnish consisting of "long-fibers," such as abaca, and wood pulp. Porosity, a measure of air flow permeability, ranges from a typical level of less than 100 Coresta on conventional plug wrap to 35,000 Coresta on high porosity papers. High porosity plug wrap is sold under the registered trademark POROWRAP® and is used on filter-ventilated cigarettes.

Tipping paper, produced in white or tan/cork color, joins the filter element to the tobacco-filled column of the cigarette. The ability to produce tipping paper, which is both printable and glueable at high speeds, is critical to producing a cigarette with a distinctive finished appearance.

Reconstituted tobacco is used by manufacturers of cigarettes and other tobacco products. We currently produce reconstituted tobacco in 2 forms: leaf, or RTL, in France, which is manufactured by LTRI, and wrapper and binder in the United States. RTL is used by manufacturers of cigarettes primarily to blend with virgin tobacco as a design aid to achieve certain attributes of finished cigarettes, such as taste characteristics and reduced deliveries of tobacco-related smoke constituents, and to cost-effectively utilize tobacco leaf by-products. Wrapper and binder are reconstituted tobacco products used by manufacturers of machine-made cigars. Binder is used to hold the tobacco leaves in a cylindrical shape during the production process. Wrapper is used to cover the outside of the cigar, providing a uniform, finished appearance.

Commercial and industrial products include lightweight printing and writing papers, coated papers for packaging and labeling applications, battery separator paper, drinking straw wrap, filter papers and other specialized papers primarily for the North American, western European and Brazilian markets. Like porous plug wrap, certain of these non-tobacco industry products use a fiber blend consisting of long-fibers. These products are generally sold directly to converters and other end-users in North America and western Europe and through brokers in Brazil. The non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine utilization.

MARKETS AND CUSTOMERS

Our U.S. segment primarily supplies the major, and many of the smaller, cigarette manufacturers in North America, and also has significant sales in South America and Japan. The customer base for the U.S. operations consists of more than 190 customers in approximately 52 countries. Our French segment relies predominantly on worldwide exports, primarily to western Europe, Asia (in part through our Philippine and Indonesian manufacturing facilities), eastern Europe and, in lesser but substantial amounts, to Africa, the Middle East and Australia. The customer base for the French operations consists of a diverse group of approximately 200 customers in more than 80 countries. Our Brazilian segment primarily supplies customers in Latin and South American countries with expanding sales to North America and other export locations. The current customer base of the Brazilian operations consists of the cigarette manufacturers in Brazil, as well as approximately 35 customers in approximately 15 countries outside Brazil. Customers of all 3 business segments include international tobacco companies, regional tobacco manufacturers and government monopolies.

Altria Group, Inc., including Philip Morris USA Inc. and Philip Morris International Inc., or collectively Philip Morris, including its subsidiaries, and British American Tobacco p.l.c., or BAT, including its Brazilian subsidiary Souza Cruz S.A., or Souza Cruz, and its other subsidiaries, are our 2 largest customers. Philip Morris and BAT, together with their respective affiliates and designated converters, accounted for 41 percent, 40 percent and 49 percent of the Company's 2007, 2006 and 2005 consolidated net sales, respectively. Although the total loss of 1 or both of these large customers could have a material adverse effect on our results of operations, this is not considered likely given the significant share that our capacity represents of the total worldwide supply available to meet the demand for cigarette-related fine papers. A material variation in demand from 1 of these customers or due to external factors such as government legislation or changes in consumer behavior, however, could result in a significant decline in demand for our products.

SALES AND DISTRIBUTION

Essentially all tobacco-related products manufactured by the U.S., French and Brazilian segments are sold by our marketing, sales and customer service organizations directly to cigarette manufacturers or their designated converters. Most of our U.S. and French segments' non-tobacco related products, which represent approximately 5 to 7 percent of each of their respective net sales, are sold on a direct basis. The Brazilian segments' non-tobacco related products comprise approximately 40 percent of its net sales, substantially all of which are sold through agents.

The typical modes of transportation we utilize in the delivery of product to our customers include truck, rail and ocean-going vessels. As is typical in our industry, ownership of the product generally transfers to our customer upon shipment from our mills, except for certain export sales where ownership typically transfers at the foreign port or customer facility.

COMPETITION

We are the largest producer of Cigarette Papers in the world. LTRI is the leading independent producer of RTL for use in cigarettes. We do not sell our products directly to consumers or advertise our products in consumer media. The specialized nature of these tobacco-related papers requires unique research and development capability and special papermaking equipment and skills to meet exacting customer specifications. These factors have limited the number of competitors in each of the tobacco-related paper categories discussed separately below.

Cigarette Paper—Our estimated worldwide share of the cigarette paper market is 28 percent, and excluding China which is largely self-sufficient, our estimated global market share is 39 percent. As the sole domestic producer of Cigarette Papers in North America, we believe that we have the majority supply position, estimated at 70 to 75 percent of the North American cigarette paper market. PdM and PdStG, indirect wholly-owned subsidiaries in France, sell 70 to 75 percent of their products in western Europe and Asia. SWM-B has over 90 percent of the cigarette paper market in Brazil and an estimated 85 to 90 percent share of the cigarette paper market in South America. Our principal competitors include European suppliers Delfort Group AG, or Delfort, an Austrian corporation, Miquel y Costas & Miquel S.A., or

Miquel y Costas, a Spanish corporation, and Julius Glatz GmbH, an independent German company. The principal competitors of our Indonesian cigarette paper business are PT Surya Zig Zag and PT Bukit Muria Jaya, or PT BMJ, which are owned by Indonesian cigarette production companies and account for 65 to 70 percent of the cigarette paper market in Indonesia. We believe that the bases of cigarette paper competition are price, consistent quality, security of supply, level of technical service and performance requirements of the customer's cigarette-making equipment.

We have developed individually or in conjunction with customers, technologies to address the emerging market for cigarette paper for LIP cigarettes in the United States and Canada. We are currently the leading producer of commercially proven cigarette paper for LIP cigarettes. We continue to actively develop these technologies for such products and we are in the process of forming a "Center of Excellence" platform to serve the world markets as the need expands. To date, the cigarette papers for LIP cigarettes offered by Schweitzer-Mauduit's competitors, have not achieved broad commercial success. No other cigarette paper manufacturer's product for LIP cigarettes is used commercially on any major cigarette manufacturer's brands in North America and at least one cigarette manufacturer that had used a competitor's product now obtains all of its requirements for papers used on its LIP cigarettes from Schweitzer-Mauduit.

Plug Wrap Paper—We believe that our U.S. segment has an estimated 75 to 80 percent share of the North American market for plug wrap papers. The remainder of the North American market is shared by 2 competitors: Miquel y Costas and Delfort. Our French businesses hold an estimated 65 to 70 percent of the western European high porosity plug wrap market. Delfort is our principal competitor in that market. Through the Brazilian business' supply of conventional plug wrap papers and the U.S. business' supply of porous plug wrap papers, we have an estimated 65 to 70 percent share of the South American market for plug wrap papers. Miquel y Costas and Delfort are our principal competitors in that market. As part of our 3-part restructuring plan announced on October 1, 2007, we plan to transfer porous plug wrap production from the Lee Mills to our facilities in Ancram, New York and to PdM by the end of 2008.

Tipping Paper—We believe that our U.S. segment has an estimated 75 to 80 percent share of the North American market for base tipping paper, which is subsequently printed by converters. Our principal competitor in this market is Delfort. Our Brazilian segment has an estimated 75 to 80 percent share of the South American market for base tipping paper, which is subsequently printed by converters. Our principal competitor in Latin America is Miquel y Costas. We believe that the bases for competition are consistent quality, price and, most importantly, the ability to meet the runnability and printability requirements of converting equipment and high-speed cigarette-making machines.

PdMal currently holds an estimated 10 to 15 percent market share in western Europe. PdMal's principal European competitors are Tann-Papier, subsidiaries of Trierenberg Holdings, Benkert GmbH and Miquel y Costas. We believe that the bases of competition for perforated tipping paper in Europe are perforation technology, consistent quality and price. As a component of the 3-part restructuring plan, we plan to transfer base tipping paper production from PdMal and the Lee Mills to our Santanesia, Brazil facility by the end of 2008.

Reconstituted Tobacco—LTRI is the leading independent producer of RTL in the world. We believe that the basis of competition in this market is primarily quality. However, sales volumes are influenced by worldwide virgin tobacco prices and cigarette producers' various in-house tobacco reconstitution processes, as lower prices of virgin tobacco or other RTL forms may compete against reconstituted tobacco sales volumes.

LTRI's principal competitors are cigarette companies such as Philip Morris, BAT, Elets, an affiliate of Japan Tobacco Inc. which operates in Russia and STMA (China), which produce RTL primarily for internal use.

We estimate that approximately 50 percent of reconstituted cigar wrapper and binder used in the U.S. market are produced internally by domestic cigar manufacturers. Our U.S. segment's Ancram mill and Nuway Tobacco, a privately-held cast process manufacturer, produce the balance.

Other Products—As noted above, we produce papers for lightweight printing and writing, coated papers for packaging and labeling applications, battery separator papers, wrapping paper for drinking straws, filter papers and other specialized papers. We believe that price is the primary basis of competition for drinking straw wrap, printing and writing and filter papers, while consistent quality and customer service are believed to be the primary competitive factors for battery separator paper, business forms and overlay papers. In accordance with the 3-part restructuring plan, we plan to discontinue the sale of the majority of our commercial and industrial papers currently produced at the Lee Mills in the United States and in Brazil.

RAW MATERIALS AND ENERGY

Wood pulp is the primary fiber used in our operations. Our operations consumed 104,000 and 105,000 metric tons of wood pulp in 2007 and 2006, respectively, all of which was purchased. Our operations also use other cellulose fibers, the most significant of which are in the form of flax fiber and tobacco leaf by-products, as the primary raw materials for Cigarette Papers and reconstituted tobacco products, respectively. While tobacco leaf by-products are generally the property of the cigarette manufacturer for whom the reconstitution is contracted, we purchase some tobacco leaf by-products for use in the production of RTL and wrapper and binder products.

Flax straw is purchased and subsequently processed into flax tow at processing facilities in Canada and France. The flax tow is then converted into flax pulp at pulping facilities in the United States and France. Certain specialty papers are manufactured by our operations in France, requiring small amounts of other cellulose fibers, all of which are purchased.

In addition to cellulose fibers, our operations use calcium carbonate as another significant raw material in the production of many of our paper products. Calcium carbonate, or chalk, is used in the production of Cigarette Papers, as well as in certain of our other paper products, to provide desired qualities and characteristics, such as opacity, as well as end-product performance attributes. All of our needs for calcium carbonate are purchased. Our Quimperlé mill in France and Pirahy mill in Brazil have on-site, vendor-operated calcium carbonate plants which supply significant quantities toward the needs of those mills. For the balance of their needs, our mills also purchase calcium carbonate manufactured elsewhere. Our calcium carbonate purchase commitments are discussed in Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

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

In France, we have entered into agreements with an energy cogeneration supplier whereby the supplier constructed and operates cogeneration facilities at our Spay and Quimperlé Mills and supply steam that is used in the operation of our mills. The Spay cogeneration facility was completed in late 2005 and the Quimperlé cogeneration facility was placed in service during the fourth quarter 2007. These cogeneration facilities are expected to provide energy cost savings and improved security of supply.

In Brazil, where that country's production of electricity is heavily reliant upon hydroelectric plants, availability of electricity has been affected in the past by weather and rain variations. Our Brazilian business currently has a sufficient supply of energy to continue its current level of operation.

Additional information regarding agreements for the supply of energy is included in Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

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

Our French segment does maintain records of order backlogs. For Cigarette Papers, the order backlog was approximately $37 million and $35 million on December 31, 2007 and 2006, respectively. This represented approximately 50 and 48 days of Cigarette Paper sales for the French segment in 2007 and 2006, respectively. LTRI's RTL business operates under a number of annual supply agreements. The order backlog for RTL was approximately $98 million and $83 million on December 31, 2007 and 2006, respectively.

The Brazilian segment does not calculate or maintain records of order backlogs. Souza Cruz, its largest customer, provides forecasts of its future demand, typically 8 weeks in advance, in order for the Brazilian operations to manage production and ensure a sufficient supply to meet this customer's anticipated requirements.

Sales of our products are not subject to significant seasonal fluctuations, except in the United States where customer shutdowns of 1 to 2 weeks in duration typically occur in July and December, and in Brazil where customer orders are typically lower in December due to a January and February holiday season.

RESEARCH AND DEVELOPMENT

We have research and laboratory facilities in Spay, France, Santanésia, Brazil and Alpharetta, Georgia and employ approximately 50 research personnel. We are dedicated to developing Cigarette Papers, reconstituted tobacco and non-tobacco paper product innovations and improvements to meet the needs of individual customers. The development of new components for tobacco products and the development of new non-tobacco paper products are the primary focuses of these research and development functions, including several development projects for our major customers. We expensed $8.0 million in 2007, $7.3 million in 2006 and $9.0 million in 2005 on research and development. We believe that our research and product development capabilities are unsurpassed in the industry and have played an important role in establishing our reputation for high quality, superior products.

Our commitment to research and development has enabled us, for example, to (i) produce high-performance papers designed to run on the high-speed manufacturing machines of our customers, (ii) produce papers to exacting specifications with very high uniformity, (iii) produce cigarette paper with extremely low basis weights, (iv) develop cigarette paper for LIP cigarettes, (v) produce highly porous cigarette and plug wrap papers, (vi) produce wrapper and binder tobacco reconstituted products, in a paper process, matching the specifications of machine-made cigars and (vii) produce papers and reconstituted tobacco products with other specifically engineered properties required for end-product performance attributes. We believe we are in the forefront of the specialty paper manufacturing process, having invested heavily in modern technology, including on-line banding and off-line printing capabilities for LIP cigarette papers, laser technology and modern paper-slitting equipment. We believe that our commitment to research and development, coupled with our investment in new technology and equipment, has positioned us to take advantage of growth opportunities all around the world.

PATENTS AND TRADEMARKS

As of December 31, 2007, we owned 132 patents and had pending 66 patent applications covering a variety of Cigarette Papers, RTL and cigar wrapper and binder products and processes in the United States, western Europe and several other countries. We believe that such patents, together with our papermaking expertise and technical sales support, have been instrumental in establishing us as the leading worldwide supplier of Cigarette Papers, RTL and reconstituted wrapper and binder made by the papermaking process. Patents have played a central role in establishing us as the world's leading independent producer of papers used for LIP cigarettes.

Management believes that our "ALGINEX™" water based technology trademark for use in banded papers for the production of LIP cigarettes, "POROWRAP®" trademark for highly porous plug wrap paper, the "PDM" and "SWM" logos and the "JOB PAPIER A CIGARETTES", "PAPETERIES DE MAUDUIT" and "SCHWEITZER" trade names also have been important contributors to the marketing of our products.

EMPLOYEES

As of December 31, 2007, we had 3,465 regular full-time active employees of whom 498 hourly employees and 218 salaried employees were located in the United States and Canada, 1,055 hourly employees and 647 salaried employees were located in France, 130 hourly and 65 salaried employees were located in the Philippines, 150 hourly employees and 56 salaried employees were located in Indonesia and 604 hourly employees and 42 salaried employees were located in Brazil.

Due to previously announced restructuring activities, we expect our worldwide employment will decrease by approximately 300 employees to a total of near 3,200 by December 31, 2008.

North American Operations—Hourly employees at the Lee, Massachusetts, Spotswood, New Jersey and Ancram, New York mills are represented by locals of the United Steel Workers Union. The collective bargaining agreement at our Spotswood mill, which was scheduled to expire on July 28, 2007, was renewed with a 3-year agreement through July 26, 2010. As part of the renewed agreement, benefits related to the defined benefit pension plan for hourly employees at the Spotswood mill will be frozen as of December 31, 2007. As a result, no further service credits will be earned under that plan subsequent to December 31, 2007. This action is expected to reduce our annual pension expense and pension fund contribution requirements. The plan will not be terminated, and benefits accrued as of December 31, 2007 will continue to be paid in accordance with the plan terms. The collective bargaining agreement at our Ancram, New York mill is a 4-year agreement effective through September 2008. The Lee Mills collective bargaining agreement will continue until May 2008. We believe employee and union relations continue to be positive at the Spotswood, Lee and Ancram mills.

The fiber operations of our Canadian subsidiary are non-union. We believe that employee relations are positive.

French Operations—Hourly employees at our mills in Quimperlé, Malaucène, Saint-Girons and Spay, France are union represented. Collective bargaining agreements at both our Quimperlé and Malaucène mills expired December 31, 2007, and the collective bargaining agreements for our Spay and Saint-Girons mills expire February 28, 2008 and June 30, 2008, respectively. New negotiations with the unions began in February 2008 for Quimperlé, Malaucène and Spay and will begin in May 2008 for Saint-Girons. We believe that, overall, employee relations are comparable to similar French manufacturing operations.

Employees of our Philippine operations are non-union. We believe that employee relations are positive.

On May 1, 2006, we entered into a new collective bargaining agreement at our mill in Medan, Indonesia. This agreement has a term of 2 years, ending on April 30, 2008. We believe that employee relations are positive.

Brazilian Operations—Hourly employees at the Pirahy mill are represented by a union. The 1-year collective bargaining agreement at SWM-B was renewed through May 31, 2008. We believe that employee relations are positive and comparable to similar Brazilian manufacturing operations.

ENVIRONMENTAL MATTERS

Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada were $0.2 million in 2007 and are expected to total approximately $1 million in each of 2008 and 2009, of which no material amounts were or are expected to be the result of environmental fines or settlements. These expenditures are not expected to have a material adverse effect on our financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in our plans, changes in legal requirements or other factors.

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

EXECUTIVE OFFICERS

The names and ages of the executive officers as of February 29, 2008, together with certain biographical information, are as follows:

Name	Age	Position
Wayne H. Deitrich	64	Chairman of the Board and Chief Executive Officer
Frédéric P. Villoutreix	43	Board Member and Chief Operating Officer
Michel Fievez	50	President—European Operations
Otto R. Herbst	48	President—the Americas
Widjaja Jiemy	49	President—Southeast Asian Operations
Peter J. Thompson	45	Chief Financial Officer and Treasurer
John W. Rumely, Jr.	54	General Counsel and Secretary
Wayne L. Grunewald	56	Controller

Mr. Paul Roberts, formerly Vice President—Strategic Planning and Implementation, retired on December 31, 2007.

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

Frédéric P. Villoutreix was elected to serve as a Class III director of the Company effective June 1, 2007. Mr. Villoutreix has served as our Chief Operating Officer since February 2006 and as interim President—French Operations from December 2006 to June 2007. Mr. Villoutreix joined us in December 2005 from Compagnie de Saint-Gobain, a leading French multi-national manufacturer of engineered materials and products, where he worked since 1990. From 2001 to 2005, Mr. Villoutreix held key manufacturing positions in Europe and the United States with Saint-Gobain, including General Manager, World Construction Products and Stone, Luxemburg and Vice President, Abrasives Europe and Coated Abrasives World with 33 operating locations.

Michel Fievez has served as our President—French Operations since June 2007. From 2003 to May 2007, Mr. Fievez served as General Manager "One Side Coated Papers" and then Vice President and General Manager "Packaging, Metalizing and Office and Graphic" with Ahlstrom Corporation. From 1998 to 2003, he held key manufacturing positions, including Managing Director, with Chesapeake Display and Packaging in Europe, and from 1994 to 1998, held the position of Vice President Manufacturing and Technology with Mead Packaging Europe.

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

Widjaja Jiemy has served as our President—Southeast Asian Operations since May 2005 and is the General Manager of China Tobacco Mauduit (Jiangman) Paper Industry Company, Ltd. Prior to May 2005, Mr. Jiemy served as General Manager of business development of April Fine Paper (Guang Dong) Co., Ltd., in China to build a greenfield paper mill in Jiangmen, Guangdong province. Previously, Mr. Jiemy served as General Manager of P.T. Riau Andalan Kertas, a pan-Asian paper company, and as General Manager of P.T. Sampoerna Percetakan Nusantara, an Indonesian corrugated box making and printing company. From 1990 to 1997, Mr. Jiemy was the General Manager of P.T. Kimsari Paper Indonesia, the predecessor company of P.T. PDM Indonesia.

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

Item 1A.    Risk Factors

Factors That May Affect Future Results

Many factors outside of our control could impact future financial results. While not an exhaustive list, the following important factors could cause our actual results for 2007 and beyond to differ materially from those expressed in any forward-looking statements we have made.

International Business Risks

We have manufacturing facilities in 6 countries spread across 4 hemispheres and we market and sell products in over 90 countries, many of which are third-world markets. Both our manufacturing operations and our sales, depending on their location, are subject to 1 or more of the following international business risks, including unsettled political and economic conditions; expropriation; import and export tariffs; regulatory controls and restrictions; monetary exchange controls; inflationary economies; changes in currency value; changes in business and income tax regulations and risks related to restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries.

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

Market Risk

As a multinational entity, we are exposed to changes in foreign currency exchange rates, interest rates and commodity prices. We utilize a variety of practices to manage these market risks, including operating and financing activities and, where considered appropriate, utilizes derivative instruments. We use derivative instruments only for risk management purposes and not for trading or speculation. All derivative instruments we use are either exchange traded or are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties.

Foreign Currency Risk

Changes in foreign currency exchange rates may have an impact on our operating profit. Since we transact business in many countries, some of our sale and purchase transactions are denominated in a currency other than the local currency of our operations. As a result, changes in exchange rates between the currencies in which the transaction is denominated versus the local currency of our operation into which the transaction is being recorded can impact the amount of local currency recorded for such transaction. This can result in more or less local currency revenue or cost related to such transaction, and thus have an effect on our operating profit. This "currency transaction risk" is mitigated partially in France since some of the revenue and expense transactions of our French subsidiaries are denominated in U.S. dollars, providing a degree of natural hedging. Our Brazilian operations are more fully exposed to this "currency transaction risk."

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

We utilize forward and swap contracts and, to a lesser extent, option contracts to selectively hedge our exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with well-known money center banks, insurance companies or government agencies, collectively known as counterparties. Usually, these contracts extend for no more than 12 months. We believe that the foreign currency risks that would not be hedged were the counterparties to fail to fulfill their obligations under the contracts are minimal in view of the financial strength of the counterparties. Management of foreign currency transactional exposures changed during 2007 relative to management of Brazilian real to U.S. dollar transactions and we expect to continue to apply forward currency hedging in our Brazilian operations through 2008. As of December 31, 2007, a 10 percent unfavorable change in the exchange rate of our functional currencies and those of our subsidiaries against the prevailing market rates of non-local currencies involving our transactional exposures would have resulted in a net pre-tax loss of approximately $2.5 million. These hypothetical gains or losses on foreign currency contracts and transactional exposures are defined as the difference between the contract rates and the hypothetical exchange rates. While we believe the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates would be material to our results of operations, we reduce this risk by selectively hedging our exposure when it is practical and economical to do so.

In addition to currency transaction risks, we are also exposed to "currency translation risk." Since the financial results of our foreign subsidiaries are determined in the local currency of each foreign subsidiary, these financial results are translated into U.S. dollars on a monthly basis in order to determine our consolidated financial results. A weakening of the U.S. dollar versus the local currency of the foreign subsidiary will have a favorable currency translation impact when positive financial results of that foreign subsidiary are translated to U.S. dollars. Our foreign currency translation effects typically offset to a significant degree the foreign currency transaction impacts in our operating results.

Interest Rate Risk

We hold a combination of variable- and fixed-rate debt consisting of short- and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable rate long-term debt when it is practical and economical to do so. We utilize various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. We utilize variable-to-fixed interest rate swap agreements, typically with contractual terms no longer than 24 months. Our strategy to manage exposure to interest rate changes did not change during 2007, and we do not expect any significant changes in our exposure to interest rate changes or in how such exposure is managed in the near future. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in fair market value of fixed-rate debt due to differences between current market interest rates and the rates governing these instruments. With respect to our fixed-rate debt outstanding at December 31, 2007, a 10 percent change in interest rates would not result in a material change in the fair market value of such debt and with respect to our variable-rate debt outstanding at December 31, 2007, a 10 percent change in interest rates would result in a $0.4 million impact to our future annual pre-tax earnings.

Commodity Price Risk

We are subject to commodity price risks, the most significant of which relates to the price of wood pulp, which is our largest single component of raw material cost. The per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. During the period from January 2005 through December 2007, the U.S. list price of northern bleached softwood kraft pulp, or NBSK, a representative pulp grade that we use, ranged from a low of $580 per metric ton in January 2004 to a high of $870 per metric ton in December 2007. We normally maintain approximately 30 to 60 days of inventories to support our operations. As a result, there is a lag in the impact of changes in the per ton list price of wood pulp on our cost of products sold. Selling prices of our paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, we have been able to increase our selling prices in response to increased per ton wood pulp costs and have generally reduced our selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact our earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. We have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10 percent change in per ton wood pulp prices would impact our future annual pre-tax earnings by approximately $8 million, assuming no compensating change in our selling prices. We believe that, while our exposure to commodity price risk is material to our results of operations, our customers understand such risk and over time changes in the price of wood pulp are typically reflected in selling prices.

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

Due to the competitive pricing in the markets for most of our products, we are typically unable to fully pass through higher energy costs to our customers. With respect to our purchased energy price risk, a hypothetical 10 percent change in per unit prices would impact our future annual pre-tax earnings by approximately $8 million, assuming no compensating change in our selling prices.

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

Environmental Matters

We are subject to federal, state, local and foreign environmental protection laws and regulations with respect to the environmental impact of air, water and other emissions from our mills as well as the disposal of solid waste generated by our operations. We believe we are operating in compliance with, or are taking action aimed at ensuring compliance with, such laws and regulations. While we have incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with these laws and regulations, such costs are not expected to materially affect our business or results of operations. However, there can be no assurance that a material adverse effect on our financial statements will not occur at some future time as a result of environmental matters. Additional information concerning environmental matters is disclosed in Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements and in Part I, Item 3 "Legal Proceedings—Environmental Matters."

Legal Proceedings

Information concerning legal proceedings is disclosed in Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements and in Part I, Item 3 "Legal Proceedings." In addition, we are involved in legal actions and claims arising in the ordinary course of business. Litigation is subject to many uncertainties and, while it is not possible to predict the outcome of the litigation pending against us, management believes that such actions and claims will be resolved without a material adverse effect on our financial statements.

Reliance on Significant Customers

Most of our customers are manufacturers of tobacco products located in more than 90 countries around the world. Two such customers have accounted for a significant portion of our net sales in each of the last several years, and the loss of 1 or both such customers, or a significant reduction in 1 or both of these customers' purchases, could have a material adverse effect on our results of operations. During periods of excess supply in our industry, a significant loss of business is an increased risk. Our largest customer, Philip Morris, is currently undergoing a restructuring, which effectively separated its domestic and international cigarette businesses.

Philip Morris.    During December 2006, we provided Philip Morris USA with a notice of phase-out of the Second Amended and Restated Agreement for Fine Paper Supply, or SSA, between the 2 companies, effective December 31, 2006. Under the phase-out terms of the SSA, we are obligated to supply up to 100 percent of Philip Morris USA's annual cigarette, base tipping and plug wrap paper requirements for 2008 at current selling prices, which are subject to potential increases. Philip Morris USA is obligated to purchase from us at least 50 percent of its annual cigarette and plug wrap paper requirements for 2008. Negotiations regarding ongoing supply continue. The phase-out currently expires on December 31, 2008, at which time neither company has any further obligation under the SSA.

We also have an exclusive supply arrangement with Philip Morris USA for a jointly-developed banded cigarette paper that is used in LIP cigarettes. We produce banded cigarette paper in sufficient quantities to support Philip Morris USA's commercial sales of LIP cigarettes. The notification of phase-out of the SSA does not affect the supply agreement between us and Philip Morris USA concerning banded cigarette paper used to produce lower LIP cigarettes. Under this agreement, Philip Morris USA is obligated to purchase 100 percent of its requirements for banded cigarette papers for a minimum period of 7 years, and we are obligated to supply such product for a minimum of 13 years. Our Spotswood mill is presently the only facility in the world that is capable of producing these banded cigarette papers.

British American Tobacco.    During the fourth quarter of 2007, we concluded negotiations with British American Tobacco Company, or BAT, concerning global supply of cigarette-related fine papers for the years 2008 through 2010. As a result of these negotiations, we expect to increase the volume of cigarette paper and tipping paper, both base and finished, sold to BAT during the next 3 years at pricing commensurate with current market conditions.

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

Proposed U.S. healthcare legislation, the U.S. State Children's Health Insurance Program, known as SCHIP legislation, could significantly raise federal excise taxes on all tobacco products if passed. Our sales volumes of cigarette papers and cigar wrapper and binder papers could be negatively impacted by increased federal excise taxes.

In each of the years 2005 through 2007, approximately 90 percent of our net sales were from products used by the tobacco industry in the making and packaging of cigarettes or other tobacco products. We are unable to predict the effects that the above-described legal and governmental actions might have on our results of operations and financial condition.

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

•
consolidating administrative infrastructure and manufacturing operations and maintaining adequate controls throughout the execution of the restructuring;

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

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

As of December 31, 2007, we operated 12 production facilities (which include 4 fiber pulping operations) on 4 continents.

We have approximately 185,000 metric tons of annual paper production capacity and approximately 80,000 metric tons of annual reconstituted tobacco products production capacity, dependent upon the production mix. These capacity amounts have not changed significantly from the values reported for 2006 as capacity reductions resulting from our restructuring activities were not yet fully implemented by the end of 2007. Capacity utilization increased in 2007 to 90 percent for paper products and 80 percent for reconstituted tobacco products compared with 85 percent and 70 percent, respectively, in 2006. We also operate flax fiber processing operations in France and Canada. We own each of these facilities and the associated operating equipment except for a flax tow storage facility in Winkler, Manitoba, which is leased.

We maintain administrative and sales offices in Alpharetta, Georgia, in Quimperlé and Spay, France, in Hong Kong and Shanghai, China, in Piraí and Rio de Janeiro, Brazil, in Madrid, Spain, in San Pedro, Philippines, in Medan, Indonesia and in Moscow, Russia. Our world headquarters are also located in Alpharetta. All of these offices are owned except for those located in Alpharetta, Hong Kong, Shanghai, Rio de Janeiro, Madrid and Moscow.

We consider all of our facilities to be well-maintained, suitable for conducting our operations and business, and adequately insured.

During the third quarter of 2007, we initiated operations at our new production facility in Newberry, South Carolina dedicated to expanding our processing capacity and capabilities to meet the growing demand for cigarette paper used in LIP cigarettes.

As part of our 3-part restructuring plan, we plan to shutdown of our entire operation at Lee, Massachusetts beginning in May 2008.

The following are locations of our principal production facilities, all of which are owned as of December 31, 2007:

French Segment	U.S. Segment	Brazil Segment
Production Locations	Production Locations	Production Locations
Papeteries de Mauduit Mill Quimperlé, France	Lee Mills Lee, Massachusetts	Pirahy Mill Piraí, Brazil
Papeteries de Malaucène Mill Malaucène, France	Spotswood Mill Spotswood, New Jersey
Papeteries de Saint-Girons Mill Saint-Girons, France	Ancram Mill Ancram, New York
LTR Industries Mill Spay, France	Newberry Operation Newberry, South Carolina
PDM Philippines Industries San Pedro, Philippines	Fiber Operation Manitoba, Canada
P.T. PDM Indonesia Medan, Indonesia

Item 3.    Legal Proceedings

General

We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims, product liability and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on the results of operations in a given quarter or year. Below is a summary of our major outstanding litigation.

Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, a form of value-added tax in Brazil, was assessed to SWM-B in December of 2000. SWM-B received 2 assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS taxes from January 1995 through November 2000, which together with interest and penalties totaled approximately $14 million based on the foreign currency exchange rate at December 31, 2000, collectively the Assessment.

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

Presently, part of the Assessment, for which we have received favorable lower court rulings, is pending on appeal before the Federal Supreme Court under case number A1588187 and another part of the Assessment, for which we have primarily received unfavorable lower court rulings, is pending on appeal before the Third Vice Presidency under case no. 2005.134.05319.

SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, since the final resolution involves presentation of the matter to the Supreme Court of Brazil, it is not likely to be finally resolved in the near future. Based on the foreign currency exchange rate at December 31, 2007, the Assessment totaled approximately $25 to $26 million as of December 31, 2007, of which approximately $12 million is covered by the above-discussed indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

In February 2004, SWM-B filed suit against the State of Rio de Janeiro in the 11th Court of Public sitting in Rio de Janeiro, case number 2004.001.022063-6, to recover ICMS credits previously reversed in 2000 following receipt of the Assessment. After the Assessment was filed against us, SWM-B changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of having received favorable lower court rulings to the Assessment, SWM-B petitioned the court for permission to offset overpaid ICMS taxes against current tax liabilities. The amount of the claim totals approximately $2 million, based on the foreign currency exchange rate at December 31, 2007. In August 2006, SWM-B filed an interlocutory appeal, which has not yet been ruled upon. As of December 31, 2007, no asset has been recorded for this potential recovery.

Imposto sobre Produtos Industrializados, or IPI, a form of federal value-added tax in Brazil. Schweitzer-Mauduit do Brasil v. Federal Union, Federal Regional Tribunal sitting in Rio de Janeiro, case number 2004.51.04.000502-4 (March 5, 2004).

SWM-B instituted action in March 2004 to recover credits on past and future purchases of raw materials that are exempt from IPI taxes or that carry an IPI tax rate of zero, for which a favorable ruling was received at the first court level. The recovery would be in the form of presumed credits that could be applied to offset other IPI tax liabilities. The action for recovery is based on the principle in Brazilian law of non-cumulative taxes. The potential recovery of IPI credits, depending upon several contested factors, could be in the range of $10 to $20 million, which amounts we consider a gain contingency and have not recorded in the Company's consolidated financial statements. During March 2007, we received an unfavorable ruling on appeal in the Second Degree and we have appealed that ruling to the Supreme Court of Justice where the matter is still pending. The final resolution of this matter will likely entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be resolved for several years.

Indemnification Matters

In connection with our spin-off from Kimberly-Clark in 1995, we undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to us that were not identified as excluded liabilities in the related agreements. As of December 31, 2007, there are no claims pending under this indemnification that we deem to be material.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable. There were no matters submitted to a vote of our security holders during the fourth quarter of 2007.

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since November 30, 1995, our common stock, $0.10 par value, or Common Stock, has been listed on the New York Stock Exchange, trading under the symbol "SWM." On February 29, 2008, our stock closed at $22.97 per share.

The table below presents the high, low and close sales prices of our Common Stock on the New York Stock Exchange—Composite Transactions reporting system for the periods indicated.

	High	Low	Close
2008
First Quarter (through February 29, 2008)	$26.07	$22.97	$22.97
	High	Low	Close
2007
Fourth Quarter	$28.76	$23.59	$25.91
Third Quarter	31.74	20.57	23.30
Second Quarter	31.92	25.65	31.00
First Quarter	27.13	22.85	24.85
	High	Low	Close
2006
Fourth Quarter	$27.50	$18.75	$26.05
Third Quarter	23.40	16.56	18.98
Second Quarter	26.14	21.59	21.65
First Quarter	27.73	23.40	24.00

Performance Graph

The following graph compares the total cumulative stockholder return on our Common Stock during the period from December 31, 2002 through December 31, 2007, with the comparable cumulative total returns of the Dow Jones Wilshire 5000 Index and a self-constructed peer group, or Peer Group, which reflects, but is not exactly comparable to, the Dow Jones Paper Products Index. The graph assumes that the value of the investments in the Common Stock and each index were $100 on December 31, 2002 and that all dividends were reinvested. The Peer Group is comprised of the following companies:

  •
  Abitibi Bowater Incorporated

  •
  Domtar, Inc. (Included through December 31, 2006. Acquired by Weyerhaeuser in March 2007.)

  •
  International Paper Company

  •
  P.H. Glatfelter Company

  •
  Wausau-Mosinee Paper Corporation

The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Holders

As of February 29, 2008, there were 3,281 stockholders of record.

Dividends

We have declared and paid cash dividends of $0.15 per share of our Common Stock every fiscal quarter since the second quarter of 1996. We currently expect to continue this level of quarterly dividend. We have Credit Agreement covenants that require us to maintain certain financial ratios, as disclosed in Note 4,

Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends, and we do not currently anticipate any change in business conditions of a nature that would cause future restrictions on dividend payments as a result of our need to maintain these financial ratios.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2007, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in the first column)
Equity Compensation Plans approved by stockholders:
Equity Participation Plan(1)	821,085	$26.68	—

Total approved by stockholders			—

Equity Compensation Plans not approved by stockholders:
Outside Directors Stock Plan(2)	N/A	N/A	—
Restricted Stock Plan(3)	N/A	N/A	80,806
Total not approved by stockholders			817,665

			898,471

Grand Total	N/A	N/A	898,471

        N/A—Not applicable.

  (1)
  The Equity Participation Plan is described in Note 7, Stockholders' Equity, of the Notes to Consolidated Financial Statements appearing in Part II, Item 8 herein.

  (2)
  The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to our outside Directors for payment of their retainer fees quarterly in advance. Director's retainer fees in 2007 were $9,250 quarterly (increasing to $11,750 quarterly in 2008) which are payable in our Common Stock. The number of shares issued each quarter is determined based on the then fair market value of the shares, which is determined in accordance with the plan as the average of the high and low price of our Common Stock on the last business day preceding the date of issuance. Certain Directors have elected to defer receipt of quarterly retainer fees under the terms of our Deferred Compensation Plan for Non-Employee Directors, resulting in an accumulation of stock unit credits. The Director has the option, upon retirement or earlier termination from the Board of Directors, to have these stock unit credits distributed in the form of our Common Stock or in the form of cash. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as Common Stock, although declared dividends create additional stock unit credits. As of December 31, 2007, deferred retainer fees have resulted in 27,238 accumulated stock unit credits, excluding credited dividends (29,802 accumulated stock unit credits including credited dividends).

  (3)
  The Restricted Stock Plan is described in Note 7, Stockholders' Equity, of the Notes to Consolidated Financial Statements appearing in Part II, Item 8 herein. Shares awarded under the terms of this plan are both subject to forfeiture and cannot be sold or otherwise transferred until fully vested or such restrictions are otherwise lifted. Such shares are deemed by us to be issued and outstanding and are subject to all other financial interests, including our declared dividends. As of December 31, 2007, 77,572 shares issued under this plan remained restricted.

Recent Sales of Unregistered Securities

We have had no unregistered sales of equity securities during the fiscal year ended December 31, 2007.

Repurchases of Equity Securities

The following table indicates the number of shares and amount of our Common Stock repurchased during 2007 and the remaining number of shares and amount of share repurchases currently authorized by our Board of Directors as of December 31, 2007:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased As Part of Publicly Announced Programs		Maximum Amount Of Shares that May Yet be Repurchased Under the Program
			(# shares)	($ in millions)	($ in millions)
First Quarter	4,340	$23.00	4,340	$0.1
Second Quarter	—	—	—	—
Third Quarter	174,593	22.53	174,593	3.9
October	12,900	24.26	12,900	0.3
November	43,983	26.08	43,983	1.2
December	13,200	24.78	13,200	0.3

Fourth Quarter	70,083	25.46	70,083	1.8

Full Year 2007	249,016	$23.34	249,016	$5.8	$14.2	*

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

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This selected financial data was derived from the consolidated financial statements of the Company. Such statements for 2005 through 2007 appear elsewhere in this Annual Report on Form 10-K. As described in "Prior Period Restatement" within Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, we have restated our 2003 through 2006 consolidated balance sheets and our 2003 consolidated income statement for an immaterial adjustment originating in 2003. All dollar amounts are in millions except per share amounts, statistical data and ratios.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Results of Operations
Net Sales	$714.8	$655.2	$669.8	$657.5	$566.9
Cost of products sold	606.7	571.1	572.5	535.4	456.5
Gross Profit	108.1	84.1	97.3	122.1	107.4
Nonmanufacturing expenses	66.2	57.7	58.0	64.4	55.0
Restructuring expense(1)	24.0	21.1	—	—	—
Operating Profit(1)	17.9	5.3	39.3	57.7	52.4
Net Income (Loss)(1)	3.4	(0.8)	19.4	36.4	33.5
Net Income (Loss) Per Share:
Basic(1)	$0.22	$(0.05)	$1.28	$2.45	$2.27
Diluted(1)	$0.22	$(0.05)	$1.26	$2.36	$2.21
Cash Dividends Declared and Paid Per Share	$0.60	$0.60	$0.60	$0.60	$0.60
Percent of Net Sales
Gross Profit	15.1%	12.8%	14.5%	18.6%	19.2%
Nonmanufacturing expenses	9.3%	8.8%	8.7%	9.8%	9.7%
Financial Position
Capital spending	$47.7	$9.6	$18.8	$46.7	$92.0
Depreciation	39.9	40.7	35.9	32.4	27.1
Total Assets	775.0	697.1	691.3	717.6	636.4
Total Debt	100.9	97.3	113.7	113.9	96.9
Total debt to capital ratio	21.5%	23.4%	27.1%	27.1%	27.2%

(1)
2007 and 2006 operating profit included $24.0 million and $21.1 million, respectively, for pre-tax restructuring charges incurred in the United States, France and Brazil. These restructuring charges reduced 2007 and 2006 net income by $15.5 million, or $0.98 per share, and $13.7 million, or $0.88 per share, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and the selected financial data included in Item 6. The discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and our future prospects. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Factors That May Affect Future Results," in Part I, Item 1A of this Form 10-K.

The Management's Discussion and Analysis of Financial Condition and Results of Operation is designed to provide a reader of our financial statements with an understanding of our recent performance, our financial condition and our prospects. The following will be discussed and analyzed:

•
Chief Executive Officer's Summary

•
Recent Developments

•
Critical Accounting Policies and Estimates

•
Prior Period Restatement

•
Recent Accounting Pronouncements

•
Results of Operations

•
Liquidity and Capital Resources

•
Other Factors Affecting Liquidity and Capital Resources

•
Outlook

•
Forward-Looking Statements

Chief Executive Officer's Summary

2007 Financial Results

Our net sales totaled $714.8 million, a 9 percent increase compared with 2006. The increase was the result of higher average selling prices from an improved sales mix and changes in currency exchange rates, primarily a stronger euro, Brazilian real and Philippine peso versus the U.S. dollar.

Compared with 2006, sales volumes increased about one-half percent. Sales volumes increased in France by 4 percent reflecting increased reconstituted tobacco leaf product sales. Brazilian unit sales volumes increased 2 percent and U.S. unit sales volumes declined 10 percent with declines in both tobacco-related and commercial and industrial sales volumes.

Operating profit was $17.9 million, a $12.6 million increase from 2006. An improved product sales mix plus improved operating schedules and cost reductions significantly benefited 2007 results.

Net income for 2007 was $3.4 million compared with a net loss of $0.8 million in 2006.

Following disappointing financial results in 2006, we made substantial progress during 2007 to overcome the continuing impact of inflationary cost increases and reduced production schedules that decreased earnings in the prior two years. We look forward to accomplishing our goal of delivering continued improved financial results in 2008 and beyond.

As we continue to assess the need to trim operations where sales demand declines, we also are aggressively pursuing opportunities to expand our presence and sales in regions of the world where tobacco-related sales continue to grow.

2008 Opportunities and Challenges

We are encouraged by our business outlook. A number of projects are progressing at a satisfactory pace that will reduce costs and increase sales and earnings in 2008 and beyond.

•
Completion of restructuring of our U.S. and French operations will provide a reduced manufacturing cost base and improved earnings in 2008 and beyond. The rebuild of the cigarette paper machine at Papeteries de Mauduit is completed and start-up is in progress.

•
Sales of cigarette paper used in the production of lower ignition propensity, or LIP, cigarettes continue to grow and exceed our expectations. By the end of 2007, LIP cigarettes accounted for about 18 percent of cigarettes sold in North America, with expanded consumption expected to reach more than 40 percent by the third quarter of 2008. It is becoming more likely that national distribution of LIP cigarettes in the U.S. will occur by early 2010. Internationally, interest in LIP cigarettes is spreading to Europe, Australia and South Africa with planned introduction of LIP cigarettes in South Africa or Australia as early as 2009.

•
Sales volume of reconstituted tobacco leaf products increased 11 percent in 2007, and continued sales volume growth is expected in 2008. A modest 10 percent capacity increase of the largest production line in our Spay, France facility is planned in 2008 in order to meet expected growth in sales demand in 2009 and beyond.

•
In January 2008, we completed the acquisition of the 28 percent minority interest in LTR Industries, our French reconstituted tobacco leaf business, for approximately $50 million. Sole ownership of this business will provide enhanced strategic flexibility and improved earnings and cash flow.

•
The construction of our joint venture with the China State Tobacco Monopoly Administration, a 2-machine mill in Jiangmen to manufacture cigarette paper and long-fiber tobacco papers, is near completion. Both paper machines will be operational in the first half of 2008. Orders of cigarette paper for the first machine are being taken prior to its startup.

•
Discussions are nearly completed on an agreement to form a joint venture in China to manufacture reconstituted tobacco leaf for cigarettes. In 2008, we expect to sign an agreement and receive government approval to begin construction.

Recent Developments

LTRI Minority Interest Acquisition

In December 2007, 2 of our French subsidiaries entered into an agreement to purchase the 28 percent minority interest in LTRI, our reconstituted tobacco operation in France, owned by Société Nationale d'Exploitation Industrielle des Tabacs et Allumettes, S.A., a subsidiary of Altadis, S.A. The transaction was completed in January 2008. We now collectively own 100 percent of the outstanding shares of LTRI. The purchase price of 35 million euros, or approximately $50 million, was funded through our existing credit facility.

Lower Ignition Propensity Cigarettes

A total of 22 states, representing approximately 40 percent of U.S. cigarette consumption, have now enacted LIP regulations that will progressively become effective through January 2009. Three states' regulations became effective on January 1, 2008, thus raising to 18 percent the portion of North American cigarette consumption covered by this requirement. By August 2008, LIP cigarette laws will cover an estimated 44 percent of North American consumption. Five states have introduced or reintroduced LIP proposals so far in 2008, supporting the likelihood that LIP cigarettes will be sold nationwide by late 2009 or early 2010.

International LIP efforts are accelerating, especially in the European Union. On November 29, 2007, the European Union's, or EU, 27 member states approved its Product Safety Commission to mandate the CEN (Standardization European Committee) to define standards for reduced ignition propensity for cigarettes. The Commission mandated that CEN, the standards setting board, develop an ignition propensity standard in 2008 for use in the EU, with any implementation of the legislation likely to occur within 2 to 3 years thereafter. On January 8, 2008, a motion presented by 25 British Ministers of Parliament called for the British government to require reduced ignition propensity cigarettes ahead of the rest of the EU. Both of these actions indicate that it is increasingly likely LIP cigarette regulations outside of North America will become effective in the next 2 years and increase demand for cigarette paper used in these cigarettes. This is a positive development for us given our leadership position in this technology.

Operational Changes—France, the United States and Brazil

We initiated restructuring activities during 2006 and 2007 in France and the United States and in 2007 in Brazil. In accordance with Generally Accepted Accounting Principles, or GAAP, restructuring expenses of $24.0 and $21.1 million were recorded for the years ended December 31, 2007 and 2006, respectively.

In October 2007, we announced a 3-part restructuring plan to reduce production capacity for tobacco-related papers in both France and the United States as well as to reduce employment levels in Brazil. The 3-part plan includes the expected idling of a base tipping paper machine at PdMal in Malaucène, France by the end of 2008 and the shutdown of our entire operation located at Lee, Massachusetts beginning in May 2008. We plan to transfer production from PdMal and the Lee Mills to other of our facilities, primarily in Santanesia, Brazil and discontinue the sale of the majority of commercial and industrial papers currently produced at the Lee Mills. In January 2008, agreement was reached with the unions and Work's Council at the PdMal facility regarding terms of the restructuring plan.

Progress continues to be made in implementing our strategy, originally announced in 2006, to become a low cost and the highest quality cigarette and long fiber paper manufacturer in western Europe. This plan includes capital investments of approximately $26 million as well as workforce and paper machine restructuring activities at PdM, the largest of our 3 French paper operations. The PdM restructuring plan resulted in the shutdown of 1 cigarette paper machine in 2007 and a second machine is expected to cease operation upon completion of the capital investments during the first quarter of 2008.

As a result of these restructuring actions, employment at the affected locations is expected to decrease by approximately 600 people from 2006 levels. Reductions totaling approximately 380 employees have been achieved to-date at these locations, with decreases of nearly 240 people occurring during 2007. The announced restructuring activities are expected to be completed during 2008.

We currently project pre-tax expenses from 2006 through 2008 for all announced restructuring activities to be in the range of $51 to $54 million, comprised of $29 to $31 million in severance and other cash costs and $22 to $23 million in asset impairment charges, accelerated depreciation and other non-cash costs. Restructuring expenses of $45.1 million, or approximately 85 percent of the total projected, have been recognized through 2006 and 2007.

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

At its April 2007 meeting, our Board of Directors authorized us to enter into a Sino-Foreign Equity joint venture with CNTC through which the parties would construct and have equal ownership in a facility in China's Yunnan Province that would produce RTL. Implementation of the project is still subject to the consummation and execution of definitive agreements, arrangement of project financing and various government approvals. We anticipate that it will take some months to finalize the material agreements, apply for and obtain government approval to form the joint venture and then finalize the project financing. We continue to make progress towards an agreement on the RTL joint venture.

Extension of Credit Agreement

In July 2007, the Company and SMF received a 1-year extension under the current terms and conditions of its existing unsecured credit agreement. The credit agreement provided for a 5-year term with 2 1-year extension options including the extension exercised by us in 2007, with the extensions at the discretion of the participating banks. The maturity date of the credit agreement was originally July 31, 2011 and has now been extended to July 31, 2012. All other provisions of the credit agreement remain unchanged.

Critical Accounting Policies and Estimates

Our accompanying financial statements have been prepared in conformity with GAAP, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported and disclosure of contingencies. Following are 3 critical accounting matters, which are very important to the portrayal of our financial condition and results and required management's most difficult, subjective or complex judgments. We discussed with the Audit Committee of the Board of Directors the estimates and judgments made for each of these items and our accounting for and presentation of these items in the accompanying financial statements. The accounting for these matters was based on current facts and circumstances which, in our judgment, hold potential for change which could affect our future estimates such that future financial results could differ materially from financial results based on management's current estimates.

Our critical accounting policies and estimates arise in conjunction with the following:

•
income tax expense and accruals

•
litigation contingencies

•
property, plant and equipment valuation

Accounting for Income Taxes

We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred income tax assets and liabilities and any valuation allowance to be recorded against a deferred income tax asset. Our judgments, assumptions and estimates take into account our interpretation of current tax laws. Changes in tax law or our interpretation of tax laws could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account projections of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.

We record and maintain income tax valuation allowances as necessary to reduce deferred tax assets to an amount which is estimated more likely than not to be realizable in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 109, "Accounting for Income Taxes." We have available net operating loss carryforwards, excess foreign tax credit carryforwards, alternative minimum tax credit carryforwards and other various tax credits in the jurisdictions in which we operate, for which we have recorded deferred tax assets totaling $56.9 million as of December 31, 2007. Certain of these potential future benefits are not expected to be utilized in a manner beneficial to our financial results prior to their expiration. As a result, as of December 31, 2007, we have $6.4 million of valuation allowances against certain of the deferred tax assets, as follows (dollars in millions):

	Total Asset	Valuation Allowance	Net Asset
Net operating loss carryforwards	$50.4	$(3.9)	$46.5
Foreign tax credit carryforwards	1.4	(0.6)	0.8
Federal research and U.S. states tax credit carryforwards	2.8	(1.9)	0.9
Federal AMT credit carryforwards	2.3	—	2.3

	$56.9	$(6.4)	$50.5

Under current tax laws governing jurisdictions in which we have net operating loss carryforwards, or NOLs, remaining NOLs in France and Brazil carry forward indefinitely, NOLs in the Philippines expire 3 years subsequent to the year generated and NOLs in Spain expire 10 years subsequent to the year generated. We expect sufficient future taxable income in France and Brazil to fully utilize the respective French and Brazilian NOLs, which carry forward indefinitely and for which no valuation allowances have been recorded as of December 31, 2007. We also expect sufficient future taxable income in the Philippines to fully utilize the Philippine NOLs, which carry forward for 3 years and for which no valuation allowances have been recorded as of December 31, 2007. Valuation allowances related to NOLs in Spain totaled $3.9 million as of December 31, 2007, fully reserving the related deferred tax asset in Spain, since we believe that it is reasonably likely that we will not generate taxable income in Spain prior to the expiration of these NOLs, as SM-Spain only functions as the primary foreign investment holding company for us. The remaining NOLs at December 31, 2007 in Spain will fully expire in 2017 if not utilized against taxable income in Spain.

We receive credits in our U.S. federal income tax return for income taxes paid in foreign jurisdictions. Income from foreign sources, including dividend income from foreign subsidiaries, is included in taxable income of the U.S. parent. In some cases, the amount of credits realized in the tax return is more or less than the tax owed on the foreign source income. When the amount of credits exceeds the amount of taxes owed on that foreign source income, foreign tax credit carryforwards are generated. When the credits are less than the tax owed, unexpired credit carryforwards from prior years can be utilized in certain circumstances. These circumstances are dependent upon both foreign source and domestic taxable income. Due to the low level of the U.S. business unit's profitability in recent years, we implemented certain income tax elections to accelerate taxable income or to delay deductions in order to maintain positive domestic taxable income or to minimize a domestic taxable loss (e.g., our election for U.S. income tax purposes to capitalize research costs in the year incurred and amortize over a 10 year life, as opposed to taking the income tax deduction in the year incurred). However, many such actions cannot be repeated in future years and certain of those elections may make it more difficult to have positive domestic taxable income in future periods. The profitability of our U.S. business operations must continue to improve to provide us an opportunity to utilize foreign tax credit carryforwards in the future in a manner that will be beneficial to our financial results. However, the American Jobs Creation Act of 2004 increased the carryforward period of foreign tax credits from 5 to 10 years. Based on the 10 year carryforward period, together with the current and forecasted profitability of our U.S. business operations and the requirements of the foreign source income and credit calculations, we currently believe that we will partially utilize the foreign tax credit carryforwards in an earnings beneficial manner prior to their expiration and, therefore, we have partially reserved these deferred tax assets as of December 31, 2007 with $0.6 million of valuation allowances, reducing the net deferred tax asset to an amount that we estimate we will be able to realize. We regularly update our estimates of domestic taxable income in order to evaluate whether the facts and circumstances have changed such that we must change our valuation allowances on these deferred tax assets.

Likewise, our carryforwards of federal research credits and U.S. state tax credits require applicable taxable income in the respective tax returns in order to be utilized prior to their expirations. We expect that we will be able to fully utilize our federal research credits, which have a 20 year carryforward period, prior to their expiration. However, we do not currently expect sufficient future taxable income in our U.S. state income tax returns to be able to utilize all of our state tax credits prior to their expiration, primarily in Massachusetts where we have initiated plant shut-down activities, New York and New Jersey, where the carryforward periods are 15, 15 and 7 years, respectively, and credit utilization is limited to 50 percent of the income tax liability. As a result at December 31, 2007, we have $1.9 million of valuation allowances reducing our deferred tax assets to amounts that we estimate we will be able to realize. We regularly update these estimates in order to evaluate whether the facts and circumstances have changed such that we must change our valuation allowances on these deferred tax assets.

Under current U.S. tax law, federal alternative minimum tax, or AMT, credit carryforwards have no expiration. We believe that profitability will continue to improve in our U.S. operations in future years. Since the federal AMT credit carryforwards have no expiration, we believe it is more likely than not that we will be able to realize the full benefit of these credits in future years, and thus we do not believe any valuation allowance against these deferred tax assets is appropriate as of December 31, 2007.

In summary, of our valuation allowances at December 31, 2007, $3.9 million relates to NOLs in Spain, $0.6 million relates to foreign tax credit carryforwards for purposes of U.S. federal income taxes and $1.9 million relates to U.S. state credits. We do not expect to generate taxable income in Spain prior to expiration of NOLs in that jurisdiction. The $0.6 million related to foreign tax credits and the $1.9 million related to state tax credits are dependent upon future taxable income in the United States. We do anticipate continued profitability in the United States in the future, but not in sufficient enough amounts to fully realize these deferred tax assets in a beneficial manner prior to the expiration of the underlying credits. It is possible that our estimates of future profitability in the United States could change from our current estimates based on business results or actions taken by us which effect taxable income. While we do not currently believe it is likely that a material change will occur, it is possible that changes in these factors, changes in the level of foreign source income or a change in the likelihood of foreign tax credit utilization in an earnings beneficial manner, could result in an adjustment of our valuation allowances in future periods. Due to the number of uncertain factors and the complexities of the calculations, it is not possible to reasonably estimate what future impact could occur.

While we believe it is more likely than not that we will be able to realize the $50.5 million of estimated net deferred income tax benefits, it is possible that the facts and circumstances on which our estimates and judgments are based could change, which could result in additional income tax expense in the future to increase the associated valuation allowances. We continue to evaluate possible methods to favorably utilize those assets that are reserved and, therefore, it is also possible that changes in the facts and circumstances on which our estimates and judgments are based could benefit us in the future by some of the $6.4 million of valuation allowances as of December 31, 2007.

We adopted the provisions of FASB Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes" effective January 1, 2007. FIN 48 is an interpretation of SFAS No. 109, which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. Adoption of FIN 48 had no cumulative effect on our consolidated financial position at January 1, 2007. At December 31, 2007, we had no significant unrecognized tax benefits related to income taxes at January 1, 2007 and December 31, 2007. Changes in tax laws or interpretations of tax laws, as well as outcomes of current and future audits conducted by foreign and domestic tax authorities, could also materially impact the amounts provided for income taxes in our consolidated financial statements.

For additional information regarding income taxes and valuation allowances, see Note 5, Income Taxes, of the Notes to Consolidated Financial Statements.

Litigation Contingencies

We evaluate contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." Accordingly, when a material loss contingency exists, we accrue an estimated loss when the likelihood that the future event or events will result in a loss or impairment of an asset or the incurrence of a liability is probable and the amount of loss can be reasonably estimated. If no accrual is made for a material loss contingency because both of the above conditions are not met, or if an exposure to loss exists materially in excess of an accrual that is made, disclosure regarding the contingency is made when there is at least a reasonable possibility that a loss or additional loss may have been incurred. Gains that might result from resolution of contingencies are not recorded until all contingencies have been resolved, although disclosure is generally made regarding material gain contingencies.

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

SWM-B has contested the Assessment based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers used in the production of books, newspapers and periodicals, or immune papers, and the raw material inputs used to produce immune papers. Presently, part of the Assessment, for which we have received favorable court rulings, is pending on appeal before the Federal Supreme Court under case number A1588187 and another part of the Assessment, for which we have primarily received unfavorable lower court rulings, is pending on appeal before the Third Vice Presidency under case no. 2005.134.05319.

SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, since the final resolution involves presentation of the matter to the Supreme Court of Brazil, it is not likely to be finally resolved in the near future. Based on the foreign currency exchange rate at December 31, 2007, the Assessment totaled approximately $25 million as of December 31, 2007, of which approximately $12 million is covered by an indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

Imposto sobre Produtos Industrializados, or IPI, a form of federal value-added tax in Brazil.

SWM-B instituted action in March 2004 to recover credits on past and future purchases of raw materials that are exempt from IPI taxes or that carry an IPI tax rate of zero, for which a favorable ruling was received at the first court level. The recovery would be in the form of presumed credits that could be applied to offset other IPI tax liabilities. The action for recovery is based on the principle in Brazilian law of non-cumulative taxes. The potential recovery of IPI credits, depending upon several contested factors, could be in the range of $10 to $20 million, which amounts we consider a gain contingency and have not recorded in our consolidated financial statements. During March 2007, we received an unfavorable ruling on appeal in the Second Degree and we have appealed that ruling to the Supreme Court of Justice where the matter is still pending. The final resolution of this matter will likely entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be resolved for several years.

For further information please see "Litigation" in Part I, Item 3, "Legal Proceedings."

Property, Plant and Equipment Valuation

Paper manufacturing, which is our primary manufacturing process, is a capital intensive process. As a result, we make substantial investments in property, plant and equipment which are recorded at cost. Net property, plant and equipment comprised 58.8 percent of our total assets as of December 31, 2007. The cost of depreciable property, plant and equipment is depreciated on the straight-line method for financial reporting purposes over the depreciable lives of the assets. Depreciable lives are based on estimates of the useful lives of the assets, which is the period over which we expect to benefit from the use of the asset. Paper machines and related equipment are not readily obsoleted and are generally depreciated over estimated useful lives of 20 years. We periodically assess the likelihood of recovering the cost of long-lived assets based on our expectation of future profitability and undiscounted cash flow of the related operations. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Facts and circumstances upon which management's estimates and plans are based could change, thus the possibility exists of a material adjustment to our financial statements in the future.

As a result of excess capacity in the tobacco-related papers industry and increased purchased material and operating costs experienced in the last several years, competitive levels of selling prices for certain of our products are not sufficient to cover those costs with a margin that we consider reasonable. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment of certain equipment. We initiated restructuring activities during 2006 in France and the United States and during 2007 in Brazil which are expected to improve our competitiveness and profitability as well as an imbalance between sales demand and paper production capacity. Restructuring activities at the Lee Mills facility resulted in $11.3 million of asset impairment charges and accelerated depreciation in 2007 and $4.2 million of accelerated depreciation in 2006. In France, we are incurring capital expenditures of approximately $26 million to improve the cost competitiveness in our paper operations and quality of our products manufactured at PdM, along with the shutdown of certain older equipment at PdM and PdMal, which resulted in accelerated depreciation of $2.1 million and $1.0 million in 2007 and 2006, respectively.

Management continues to evaluate how to operate our production facilities more effectively with reduced tobacco-related papers volumes. Further restructuring actions are possible that might require additional write-offs or accelerated depreciation of some equipment.

In the United States, banded cigarette paper production assets at the Spotswood Mill are generally depreciated over estimated useful lives of 10 years. Certain of these assets remain underutilized and likely would otherwise be shut down except that we have a contractual commitment to stand ready to produce commercial quantities of that product for our customer. Partially offsetting the net book value of these assets is unamortized deferred revenue which is being amortized to revenue as product is being purchased by that customer. Further, certain of the infrastructure improvements and other assets installed to be able to produce commercial quantities of banded cigarette paper would still be used by a scaled down operation even if we stopped manufacture of that product. As of December 31, 2007, the net book value of Spotswood Mill property, plant and equipment was $72.3 million, of which $12.1 million related to 10 year life banded cigarette paper specific assets and $9.5 million related to 3 paper machines capable of producing banded cigarette paper, but not currently in operation. As of December 31, 2007, unamortized deferred revenue was $24.1 million.

Prior Period Restatement

For a discussion regarding our prior period restatement, see "Prior Period Restatement" within Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

For a discussion regarding recent accounting pronouncements, see "Recent Accounting Pronouncements" included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

Results of Operations

	For the Years Ended December 31,
	2007	2006	2005
	(dollars in millions, except per share amounts)
Net Sales	$714.8	$655.2	$669.8
Cost of products sold	606.7	571.1	572.5

Gross Profit	108.1	84.1	97.3
Selling expense	22.8	22.7	24.4
Research expense	8.0	7.3	9.0
General expense	35.4	27.7	24.6

Total nonmanufacturing expenses	66.2	57.7	58.0
Restructuring expense	24.0	21.1	—

Operating Profit	17.9	5.3	39.3
Interest expense	5.9	5.5	6.2
Other income (expense), net	(0.1)	(0.5)	2.5

Income (Loss) Before Income Taxes, Minority Interest and Loss from Equity Affiliates	11.9	(0.7)	35.6
Provision (benefit) for income taxes	0.5	(4.2)	10.4
Minority interest in earnings of subsidiaries	8.0	4.1	5.8
Loss from equity affiliates	—	0.2	—

Net Income (Loss)	$3.4	$(0.8)	$19.4

Net Income (Loss) Per Share:
Basic	$0.22	$(0.05)	$1.28

Diluted	$0.22	$(0.05)	$1.26

Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

Net Sales

	2007	2006	Percent Change	Consolidated Sales Volume Change
	(dollars in millions)
France	$435.0	$385.0	13.0%	3.6%
United States	226.0	221.8	1.9	(9.9)
Brazil	73.0	67.3	8.5	1.7

Subtotal	734.0	674.1
Intersegment	(19.2)	(18.9)

Total	$714.8	$655.2	9.1%	0.4%

Net sales were $714.8 million, a 9.1 percent increase compared with $655.2 million in 2006. The increase of $59.6 million consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$30.6	4.7%
Changes in selling price and product mix	29.7	4.5
Changes in sales volumes	(0.7)	(0.1)

Total	$59.6	9.1%

  •
  Changes in currency exchange rates favorably impacted the net sales comparison by $30.6 million in 2007 versus 2006. The euro, Brazilian real and the Philippine peso were all stronger against the U.S. dollar in 2007 by 9.1 percent, 12.8 percent and 11.9 percent, respectively.

  •
  Higher average selling prices had a favorable $29.7 million, or 4.5 percent, impact on the net sales comparison, primarily reflecting an improved mix of products sold in both France and the United States.

  •
  Unit sales volumes increased by 0.4 percent, although having an unfavorable $0.7 million impact on net sales dollars.

  •
  Sales volumes of the French segment increased by 3.6 percent reflecting increased RTL product sales, partially offset by lower sales volumes of tobacco-related papers.

  •
  Sales volumes in Brazil increased by 1.7 percent due to increased tobacco-related papers sales, partially offset by decreased non-tobacco paper sales.

  •
  Sales volumes in the United States decreased by 9.9 percent due to both tobacco-related and commercial and industrial papers sales volumes.

Sales of tobacco-related products accounted for approximately 90 percent of net sales in both 2007 and 2006.

French segment 2007 net sales of $435.0 million increased $50.0 million, or 13.0 percent, from $385.0 million in 2006. The increase was primarily the result of the stronger euro, and to a lesser extent, a more favorable mix of products sold and increased sales volumes.

The U.S. segment 2007 net sales of $226.0 million represented an increase of $4.2 million, or 1.9 percent, compared with $221.8 million in 2006. The increase in net sales of the U.S. segment primarily resulted from an improved mix of products sold, partially offset by lower sales volumes.

The Brazil segment realized an increase in net sales in 2007 of $5.7 million, or 8.5 percent, to $73.0 million from $67.3 million in 2006. The Brazilian segment's net sales increase was due to the stronger Brazilian real, an improved mix of products sold and increased sales volumes.

Operating Expenses

					Percent of Net Sales
				Percent Change
	2007	2006	Change		2007	2006
	(dollars in millions)
Net Sales	$714.8	$655.2	$59.6	9.1%
Cost of products sold	606.7	571.1	35.6	6.2	84.9%	87.2%

Gross Profit	$108.1	$84.1	$24.0	28.5%	15.1%	12.8%

Gross profit was $108.1 million in 2007, an increase of $24.0 million, or 28.5 percent, versus $84.1 million in 2006. The gross profit margin was 15.1 percent in 2007, increasing from 12.8 percent in 2006. Gross profit in 2007 was favorably impacted by an improved mix of products sold, improved mill operations including cost reduction activities and favorable fixed cost absorption, and was unfavorably impacted by inflationary cost increases.

Increased average selling prices, primarily caused by an improved mix of products sold in both France and the United States, combined with the impact of changes in sales volumes, to increase operating results by $24.6 million in 2007 versus 2006.

Improved mill operations and cost reduction activities in all business segments significantly benefited 2007 results. Increased machine operating schedules in the French reconstituted tobacco leaf operation offset decreased machine schedules and lower production volumes for tobacco-related and commercial and industrial papers primarily in the United States and France and caused an overall improved absorption of mill fixed costs, positively impacting operating profit by $3.4 million during 2007 compared with 2006.

Inflationary cost increases unfavorably impacted operating results by $13.0 million in 2007 versus 2006, due to higher per ton wood pulp costs, other purchased material costs and labor rates. For the full year of 2007, purchased energy costs were essentially unchanged versus 2006 levels despite rising markedly during the fourth quarter. Higher per ton wood pulp costs increased operating expenses by $7.8 million in 2007 versus 2006. The average list price of NBSK was $825 per metric ton in 2007, an increase of 13.8 percent compared with $725 per metric ton in 2006. Higher other purchased materials prices and higher labor rates combined to increase operating expenses by $5.0 million in 2007 compared with 2006.

The weaker U.S. dollar versus the Brazilian real and euro had a $5.0 million unfavorable impact on 2007 operating results compared with 2006. Restructuring expenses increased by $2.9 million during 2007 compared with 2006.

Nonmanufacturing Expenses

					Percent of Net Sales
				Percent Change
	2007	2006	Change		2007	2006
	(dollars in millions)
Selling expense	$22.8	$22.7	$0.1	0.4%	3.2%	3.5%
Research expense	8.0	7.3	0.7	9.6	1.1	1.1
General expense	35.4	27.7	7.7	27.8	5.0	4.2

Nonmanufacturing expenses	$66.2	$57.7	$8.5	14.7%	9.3%	8.8%

Nonmanufacturing expenses increased $8.5 million, or 14.7 percent, to $66.2 million in 2007 from $57.7 million in 2006, primarily due to increased general expense, which was primarily attributable to higher employee incentive compensation and legal fees. Only minimal incentive compensation was incurred in 2006 due to lower overall financial performance whereas 2007 expenses reflected more normal levels of incentive achievement. Additional legal expenses were incurred in 2007 for compliance, intellectual property and due diligence activities. Nonmanufacturing expenses were 9.3 percent and 8.8 percent of net sales in 2007 and 2006, respectively.

Restructuring Expense

Total restructuring expense of $24.0 million was recognized in 2007, including $10.7 million for asset impairment charges, $3.1 million for accelerated depreciation and $10.2 million for severance related costs. Total restructuring expense of $21.1 million was recognized in 2006, including $15.4 million for severance related and other cash costs and $5.7 million for accelerated depreciation and other non-cash costs.

Operating Profit (Loss)

					Return on Net Sales
			Percent Change
	2007	2006			2007	2006
	(dollars in millions)
France	$27.1	$8.1	N.M	%	6.2%	2.1%
United States	5.0	5.2	(3.8)		2.2	2.3
Brazil	(3.3)	(0.7)	N.M.		(4.5)	(1.0)

Subtotal	28.8	12.6	N.M.
Unallocated expenses	(10.9)	(7.3)	49.3

Total	$17.9	$5.3	N.M.	%	2.5%	0.8%

N.M.    Not Meaningful

Operating profit was $17.9 million in 2007, which was higher than 2006 by $12.6 million. Operating profit as a percent of net sales was 2.5 percent and 0.8 percent during 2007 and 2006, respectively. Increased average selling prices, primarily due to an improved mix of products sold, combined with the impact of changes in sales volumes to increase operating profit by $24.6 million during 2007 versus 2006. Cost reduction activities contributed favorably to operating results across all segments. Increases in paper machine operating schedules in France, primarily due to increased production volumes at LTRI, caused higher absorption of mill fixed costs and positively impacted operating profit by $3.4 million during 2007 versus 2006. Inflation unfavorably impacted 2007 operating results by $13.0 million compared to 2006, primarily due to higher wood pulp prices, other purchased materials prices and labor rates in 2007. Restructuring expenses increased $2.9 million during 2007 compared with 2006.

The French segment's operating profit was $27.1 million in 2007, an increase of $19.0 million from an operating profit of $8.1 million in 2006. The improvement was primarily due to:

  •
  Improved mill operations, in part reflecting the benefits of restructuring activities.

  •
  Higher average selling prices, primarily as a result of an improved mix of products sold, improved operating results by $7.4 million.

  •
  Favorable fixed cost absorption from improved machine utilization of $6.0 million.

  •
  A $5.4 million reduction in restructuring expenses.

  •
  Increased sales volumes that improved operating results by $3.7 million.

These improvements were partially offset by inflationary cost increases of $5.8 million in 2007 versus 2006, primarily due to higher per ton wood pulp costs.

The U.S. segment's operating profit was $5.0 million in 2007, a $0.2 million decrease from an operating profit of $5.2 million in 2006. This decrease was primarily related to:

  •
  Increased restructuring expenses of $7.9 million.

  •
  Inflationary cost increases of $4.9 million, primarily due to higher per ton wood pulp costs and higher energy rates.

  •
  Unfavorable fixed cost absorption of $2.6 million.

These decreases were partially offset by:

  •
  Changes in sales volumes and higher average selling prices, primarily as a result of an improved mix of products sold, improved operating results by $12.3 million in 2007.

  •
  Improved mill operations, including cost reduction activities.

Brazil's operating loss was $3.3 million in 2007 versus an operating loss of $0.7 million in 2006, primarily due to a $4.5 million unfavorable impact of the stronger Brazilian real versus the U.S. dollar.

Non-Operating Expenses

Interest expense was $5.9 million and $5.5 million in 2007 and 2006, respectively. The increase in interest expense was primarily due to higher average debt levels during 2007 versus 2006. The weighted average effective interest rates on our 5-year revolving debt facilities were approximately 5.4 percent for 2007 and 5.6 percent during 2006.

Other expense, net in both 2007 and 2006 included interest income and foreign currency transaction gains and losses. Other expense, net was $0.1 million in 2007 compared with $0.5 million in 2006, primarily due to foreign currency transaction losses of $1.1 million and $1.3 million in 2007 and 2006, respectively.

Income Taxes

The provision for income taxes reflected an effective income tax rate of 4.2 percent in 2007 compared with a negative effective income tax rate in 2006. The difference in effective tax rates was primarily attributable to differences in the level of earnings between the 2 years, changes in the geographic mix of taxable earnings and the tax impact of our foreign holding company structure.

Minority Interest

Minority interest increased to $8.0 million in 2007 from $4.1 million in 2006. This $3.9 million, or 95.1 percent, increase reflected higher earnings of LTRI, which had during 2007 a 28 percent minority owner.

Loss from Equity Affiliates

The loss from equity affiliates was zero in 2007 compared with $0.2 million in 2006 and represents our 50 percent share of the pre-operating expenses associated with our recently formed joint venture in China.

Net Income (Loss) and Earnings (Loss) Per Share

Net income increased to $3.4 million in 2007 from a net loss of $0.8 million in 2006, primarily due to improved results for reconstituted tobacco products and LIP cigarette papers as well as significant savings from cost reduction activities. Diluted earnings per share in 2007 increased to $0.22 per share from a diluted loss per share of $0.05 per share in 2006. Substantial pre-tax restructuring expenses of $24.0 million and $21.1 million were included in the results for 2007 and 2006, respectively.

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

  •
  Unit sales volumes decreased by 4.8 percent in 2006 versus 2005, having the effect of a decrease on net sales of $34.2 million, or 5.1 percent, including sales of the acquired Philippine tobacco-related paper manufacturing assets.

  •
  Sales volumes in the United States decreased by 9.9 percent, primarily due to decreased commercial and industrial paper sales, reflecting the décor papers exit and a reduction of fill-in business, as well as lower tobacco-related paper sales.

  •
  Sales volumes of the French segment, including sales volumes of the acquired Philippine business, decreased by 6.6 percent reflecting lower sales of both tobacco-related paper and RTL products.

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

  •
  Changes in currency exchange rates favorably impacted the net sales comparison by $4.0 million in 2006 versus 2005. The euro was 3.8 percent stronger against the U.S. dollar, and the Brazilian real was 11.0 percent stronger against the U.S. dollar.

Sales of tobacco-related products accounted for approximately 90 percent of net sales in both 2006 and 2005.

French segment net sales in 2006 of $385.0 million declined $31.0 million, or 7.5 percent, from $416.0 million in 2005. The decrease was a result of the decline in RTL and tobacco-related paper sales volumes, partially offset by higher average selling prices and favorable currency impacts.

The U.S. segment net sales in 2006 of $221.8 million represented an increase of $6.6 million, or 3.1 percent, compared with $215.2 million in 2005. The increase in net sales of the U.S. segment in 2006 primarily resulted from an improved sales mix that included increased sales of cigarette paper for LIP cigarettes, partially offset by lower sales volumes for commercial and industrial paper sales. The commercial and industrial paper sales decline resulted from the décor papers exit announced in 2006 as well as a decrease of fill-in business which followed consolidation of paper production on fewer machines.

The Brazilian segment realized an increase in net sales of $7.1 million or 11.8 percent to $67.3 million in 2006 from $60.2 million in 2005. The Brazilian segment's net sales increase in 2006 was primarily due to increased sales volumes of commercial and industrial papers as well as tobacco-related papers and the stronger Brazilian real, partially offset by lower average selling prices.

Operating Expenses

					Percent of Net Sales
				Percent Change
	2006	2005	Change		2006	2005
	(dollars in millions)
Net Sales	$655.2	$669.8	$(14.6)	(2.2)%
Cost of products sold	571.1	572.5	(1.4)	(0.2)	87.2%	85.5%

Gross Profit	$84.1	$97.3	$(13.2)	(13.6)%	12.8%	14.5%

Gross profit in 2006 was $84.1 million, a decline of $13.2 million, or 13.6 percent, versus $97.3 million in 2005. The gross profit margin was 12.8 percent in 2006, declining from 14.5 percent in 2005. Gross profit in 2006 versus 2005 was unfavorably impacted by unabsorbed fixed costs as a result of lower production volumes and inflationary cost increases.

Reductions in mill operating schedules and decreased production volumes, primarily to control inventory levels in the United States and France, caused lower absorption of fixed mill costs and negatively impacted operating results by $18.3 million in 2006 compared with 2005. Inflationary cost increases in 2006 versus 2005 unfavorably impacted operating results by $18.1 million due to higher purchased energy, wood pulp expenses and labor rates. The rate of year-over-year energy cost increases slowed during the fourth quarter of 2006, especially for electricity rates in the United States. Purchased energy costs increased by $11.1 million in 2006 compared with 2005, and higher electricity, natural gas and fuel oil costs were experienced in all business units. Changes in per ton wood pulp prices increased operating expenses by $4.1 million in 2006 compared with 2005. The average per ton list price of NBSK in the United States was $725 and $650 per metric ton during 2006 and 2005, respectively. Higher labor rates increased manufacturing expenses by $2.5 million in 2006 versus 2005.

These unfavorable factors were partially offset by an improved mix of products sold, primarily in the United States due to higher sales of cigarette papers for LIP cigarettes, and improved mill operations in 2006 compared with 2005. Operational improvements were achieved in each of our business units through increased productivity, reduced waste, energy-related conservation and co-generation projects and other cost reduction efforts.

Nonmanufacturing Expenses

					Percent of Net Sales
				Percent Change
	2006	2005	Change		2006	2005
	(dollars in millions)
Selling expense	$22.7	$24.4	$(1.7)	(7.0)%	3.5%	3.6%
Research expense	7.3	9.0	(1.7)	(18.9)	1.1	1.4
General expense	27.7	24.6	3.1	12.6	4.2	3.7

Nonmanufacturing expenses	$57.7	$58.0	$(0.3)	(0.5)%	8.8%	8.7%

Nonmanufacturing expenses decreased by $0.3 million, or 0.5 percent, to $57.7 million in 2006 from $58.0 million in 2005, with lower selling and research expenses largely offset by higher general expense. Nonmanufacturing expenses were 8.8 percent and 8.7 percent of net sales in 2006 and 2005, respectively. The reduction in research expense was primarily due to fewer new product mill trials in 2006 versus 2005. General expense was $3.1 million higher in 2006 than 2005 primarily as a result of increased employee compensation costs and costs associated with the implementation of our joint venture in China.

Restructuring Expense

We initiated restructuring activities during 2006 which are expected to improve our competitiveness and profitability as well as address an imbalance between sales demand for our products and our paper production capacity in France and the United States. Total restructuring expenses of $21.1 million were recorded in 2006, including $5.7 million for accelerated depreciation and other non-cash expenses and $15.4 million for severance and other cash costs.

Operating Profit

				Return on Net Sales
			Percent Change
	2006	2005		2006	2005
	(dollars in millions)
France	$8.1	$44.6	(81.8)%	2.1%	10.7%
United States	5.2	(0.7)	N.M.	2.3	(0.3)
Brazil	(0.7)	0.6	N.M.	(1.0)	1.0

Subtotal	12.6	44.5	(71.7)
Unallocated expenses	(7.3)	(5.2)	(40.4)

Total	$5.3	$39.3	(86.5)%	0.8%	5.9%

N.M.    Not Meaningful

Operating profit in 2006 was $5.3 million, a decline of $34.0 million, or 86.5 percent, from $39.3 million in 2005. Operating profit as a percentage of net sales was 0.8 percent in 2006 versus 5.9 percent in 2005. Restructuring expense reduced operating profit by $21.1 million during 2006 compared to 2005. Reductions in mill operating schedules in France and the United States, due to decreased production volumes, caused lower absorption of mill fixed costs and negatively impacted operating profit by $18.3 million in 2006 versus 2005. Inflationary cost increases in 2006 versus 2005 decreased profitability by $18.1 million due to higher purchased energy and wood pulp expenses as well as increased labor rates. Lower sales volumes in 2006 versus 2005 decreased operating profit by $3.7 million. Partially offsetting these negative factors were better mill operations in all business units and higher average selling prices, particularly in the U.S. segment as a result of increased sales of cigarette papers for LIP cigarettes.

The French segment's operating profit in 2006 was $8.1 million, a decline of $36.5 million, or 81.8 percent, from the $44.6 million realized in 2005. The decrease was primarily due to:

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

The U.S. segment's operating profit was in 2006 $5.2 million, a $5.9 million improvement from an operating loss of $0.7 million in 2005. This improvement was primarily related to:

  •
  Higher average selling prices, resulting primarily from an improved sales mix that included increased sales of cigarette papers for LIP cigarettes.

  •
  Significant improvement in mill operations, primarily from cost reduction activities combined with improved machine efficiencies.

  •
  The absence of the impact of exiting the cigarette paper booklets business in the United States which occurred in 2005.

These improvements were partially offset by:

  •
  $5.3 million of restructuring expense, primarily in the form of accelerated depreciation.

  •
  Inflationary cost increases of $4.7 million, including higher purchased energy, wood pulp and labor expenses.

  •
  Unabsorbed fixed costs of $2.3 million as a result of lower production volumes.

Brazil's operating loss was $0.7 million in 2006, a decline of $1.3 million from an operating profit of $0.6 million in 2005. The decrease was primarily related to:

  •
  Unfavorable currency impacts of $3.2 million caused by the strengthening of the Brazilian real versus the U.S. dollar.

  •
  Inflationary cost increases of $1.6 million primarily related to increased wood pulp and purchased energy expenses.

  •
  Lower average selling prices.

These unfavorable items were partially offset by:

  •
  Improved mill operations, including cost reduction activities.

  •
  Higher sales and production volumes.

Non-Operating Expenses

Interest expense decreased to $5.5 million in 2006 from $6.2 million in 2005. The effect of lower average debt levels in 2006 versus 2005 was partially offset by higher average interest rates. Total debt declined by $16.4 million during 2006 compared with 2005. Total debt was managed to a lower level in anticipation of future cash requirements. The weighted average effective interest rates on our 5-year revolving debt facilities were approximately 5.6 percent and 3.7 percent for 2006 and 2005, respectively.

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

Income Taxes

The income tax benefit of $4.2 million in 2006 verses an income tax provision of $10.4 million in 2005 resulted from the reduced income impacted by restructuring expenses and the favorable tax impact of our foreign holding company structure.

Minority Interest

Minority interest declined to $4.1 million in 2006 from $5.8 million in 2005. This $1.7 million, or 29.3 percent, decrease reflected lower earnings of LTRI, which has a 28 percent minority owner.

Loss from Equity Affiliates

The loss from equity affiliates was $0.2 million during 2006 and represents our 50 percent share of the pre-operating expenses associated with our recently formed joint venture in China.

Net Income (Loss) and Earnings (Loss) Per Share

Net loss was $0.8 million in 2006, a decline of $20.2 million from net income of $19.4 million in 2005. Diluted net loss per share decreased to $0.05 in 2006 from diluted net income per share of $1.26 in 2005. The decline in both net income and diluted net income per share in 2006 versus 2005 was caused by the lower operating profit, including restructuring expense, and the change from other income to other expense, partially offset by the more favorable income tax benefit and lower minority interest.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs and working capital.

Cash Requirements

At December 31, 2007, we had net operating working capital of $41.6 million and cash and cash equivalents of $4.0 million, compared with net operating working capital of $73.0 million and cash and cash equivalents of $13.7 million at December 31, 2006. Changes in these amounts include the impact of changes in currency exchange rates which are not included in the changes in operating working capital presented on the consolidated statements of cash flow. The decrease in net operating working capital was primarily a result of increased accounts payable, accrued compensation and accrued income taxes, partially offset by higher accounts receivable and inventories Based upon our existing cash and operating working capital levels, expected operating cash flows and capital spending and availability of borrowings under our credit agreement and other credit facilities, we believe we have the necessary financial resources to satisfy our liquidity needs for the foreseeable future.

The cash requirements in 2007 for capital projects, deferred software development spending, pension contributions, employee severance payments and joint venture equity payments were approximately $86 million. These cash requirements were funded primarily through internally generated cash flow.

Cash Flows from Operating Activities

	For the Years Ended December 31,
	2007	2006	2005
	(dollars in millions)
Net income (loss)	$3.4	$(0.8)	$19.4
Non-cash items included in net income
Depreciation and amortization	39.2	38.2	39.5
Restructuring related accelerated depreciation	3.1	5.2	—
Restructuring related impairment charge	10.7	—	—
Amortization of deferred revenue	(6.0)	(5.9)	(7.4)
Deferred income tax provision (benefit)	(13.6)	(10.6)	1.9
Minority interest in earnings of subsidiaries	8.0	4.1	5.8
Pension and other postretirement benefits	(3.8)	(0.7)	(6.9)
Stock-based employee compensation	4.7	1.1	0.3
Other items	0.2	0.8	0.1
Net changes in operating working capital	25.4	20.4	(14.6)

Cash Provided by Operations	$71.3	$51.8	$38.1

Net cash provided by operations was $71.3 million, $51.8 million and $38.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our net cash provided by operations increased by $19.5 million in 2007 versus 2006, primarily due to increased earnings, higher non-cash restructuring expenses, and a decrease in operating working capital. These increases in cash provided by operations were partially offset by increased deferred income tax benefits, mainly due to restructuring expenses in France and the United States that are not all tax deductible in the current period. Our cash provided by operations increased by $13.7 million in 2006 versus 2005, primarily due to a $35.0 million decrease in operating working capital, partially offset by a $20.2 million decrease in net income.

Prior to 2002, our cash provided by operations included advance payments from customers for future product purchases. We recorded these advance payments as deferred revenue, which is now being amortized into net sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of product sales. We had $24.1 million of deferred revenue on our December 31, 2007 consolidated balance sheet. At the current volume levels, we expect to fully amortize this amount by recognizing amortization of approximately $6 million per year through 2011.

Operating Working Capital

	For the Years Ended December 31,
	2007	2006	2005
	(dollars in millions)
Changes in operating working capital, excluding the effects of acquisition
Accounts receivable	$(2.7)	$20.3	$(11.8)
Inventories	(3.8)	11.9	(5.5)
Prepaid expenses	3.3	(0.6)	(4.0)
Accounts payable	9.4	(11.5)	(2.1)
Accrued expenses	9.7	0.9	3.4
Accrued income taxes	9.5	(0.6)	5.4

Net changes in operating working capital, excluding the effects of acquisition	$25.4	$20.4	$(14.6)

During 2007, changes in operating working capital contributed favorably to cash flow by $25.4 million, primarily due to increased accounts payable, accrued incentive compensation costs and accrued income taxes from improved LTRI earnings, partially offset by increased inventories and accounts receivable.

In 2006, changes in operating working capital contributed favorably to cash flow by $20.4 million, primarily due to lower accounts receivable and inventories, partially offset by lower accounts payable. The decrease in operating working capital was due to a concerted effort by us to improve performance in this area. The decrease in accounts payable was primarily due to reduced purchasing activity, especially in France where mill production levels have decreased. During 2006 and 2005, we occasionally sold receivables without recourse to improve liquidity and shorten the collection cycle when it was economical to do so.

During 2005, changes in operating working capital contributed unfavorably to cash flow by $14.6 million, primarily due to higher accounts receivable and inventories, partially offset by higher accrued income taxes. The higher accounts receivable were due to increased sales, in part related to the Philippines acquisition and a change in customer mix in France and Brazil. Inventories were higher at year-end 2005 due to increased finished goods in France.

Cash Flows from Investing Activities

	For the Years Ended December 31,
	2007	2006	2005
	(dollars in millions)
Capital spending	$(47.7)	$(9.6)	$(18.8)
Capitalized software costs	(8.9)	(3.8)	(1.0)
Acquisitions, net of cash acquired	—	—	(11.9)
Investment in equity affiliates	(12.8)	(2.9)	—
Other	(3.5)	4.0	(5.0)

Cash Used for Investing	$(72.9)	$(12.3)	$(36.7)

Cash used for investing activities was $72.9 million, $12.3 million and $36.7 million in 2007, 2006 and 2005, respectively. The $60.6 million increase in 2007 versus 2006 was primarily due to increases in capital spending, China joint venture funding and capitalized software costs. Equity investments for our tobacco-related papers joint venture in China totaled $12.8 million during 2007. Changes in the category "Other,"

or other cash investment items, primarily consisted of changes in noncurrent assets and liabilities that we have not separately reported elsewhere.

Cash used for investing activities was lower in 2006 primarily due to a lower level of capital spending in 2006. Cash used for investing activities in 2006 included $3.8 million of capitalized software costs and $2.9 million of equity injections into our joint venture in China.

Cash used for investing activities in 2005 included $18.8 million for capital spending and $11.9 million for the purchase of tobacco-related paper manufacturing assets in the Philippines.

Capital Spending

Capital spending was $47.7 million, $9.6 million and $18.8 million in 2007, 2006 and 2005, respectively. The increase in capital spending during 2007 compared with 2006 was primarily due to 2007 spending on the following capital projects: $15.3 million for a paper machine rebuild and additional robotization of converting units at PdM, $9.2 million for a paper machine rebuild in Brazil and $3.6 million for a new production facility and related equipment in Newberry, South Carolina for the processing of cigarette paper for LIP cigarettes.

In France, we have previously authorized approximately $26 million of capital investments at PdM as part of our restructuring plan. The capital investments address 3 areas including a rebuild of 1 of PdM's 2 large cigarette paper machines and installation of both additional robotized, high-speed converting units and other related manufacturing support assets all intended to replace older, less efficient equipment. The paper machine rebuild and the additional robotization of converting are expected to substantially increase this production line's papermaking capacity while improving converting productivity to an even greater extent. These investments are now expected to be completed in early 2008. Total spending during 2007 and 2006 on these capital investments was $16.0 million, comprised of $15.3 million and $0.7 million in 2007 and 2006, respectively.

In Brazil, we have previously authorized approximately $11 million for a capital investment to rebuild and speed-up a paper machine that primarily produces base tipping paper. The expanded capacity of this machine and improved product quality are expected to enable the transfer of base tipping paper production from France and the United States as well as better meet market requirements in Latin America. The rebuild was concluded in 2007 with spending totaling $10.2 million.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada. For these purposes, we incurred total capital expenditures of $0.2 million in 2007, and expect to incur approximately $1 million in each of 2008 and 2009, of which no material amount was the result of environmental fines or settlements. Including expenditures associated with environmental matters, as of December 31, 2007, we had no material unrecorded outstanding commitments for capital expenditures. The foregoing capital expenditures to protect the environment are not expected to have a material adverse effect on our financial condition or results of operation.

Capital spending for 2008 is expected to be in the range of $30 million to $40 million.

Capitalized software costs totaled $8.9 million, $3.8 million and $1.0 million in 2007, 2006 and 2005, respectively. Capitalized software costs included an enterprise-wide information system in France. That project was authorized in March 2005, with current total estimated capitalized software costs of approximately $18 million, to enable integration of supply chain and manufacturing functions and processes in France. During 2007 and 2006, we spent a total of $11.7 million on this project, which consisted of $7.3 million, $3.8 million and $0.6 million during 2007, 2006 and 2005, respectively. A portion of the system began operation during the first quarter of 2008. During 2007, we also spent $1.4 million on an information system upgrade in the United States.

Acquisitions

In June 2005, PPI acquired the tobacco-related paper manufacturing assets of KCPI, a Philippines company, and associated land and water rights. The acquired assets included buildings, production equipment and related utilities, support assets and inventories. The total acquisition cost was $11.9 million, funded through existing bank lines of credit. The marketing and sales of PPI products have been integrated with the efforts of our French operations in the southeast Asian market. The PPI acquisition was accounted for using the purchase method, and its operating results have been included in the consolidated statement of earnings since the beginning of July 2005.

We purchased the minority interest in LTRI in January 2008 as described in "Recent Developments" above.

Cash Flows from Financing Activities

	For the Years Ended December 31,
	2007	2006	2005
	(dollars in millions)
Cash dividends paid to SWM stockholders	$(9.4)	$(9.4)	$(9.1)
Cash dividends paid to minority owners	—	(3.7)	(3.6)
Net changes in debt	1.5	(20.7)	6.0
Purchases of treasury stock	(5.8)	—	(1.0)
Proceeds from exercise of stock options	4.4	2.2	6.9
Excess tax benefits of stock-based awards	0.4	0.5	—

Cash Provided by (Used for) Financing	$(8.9)	$(31.1)	$(0.8)

Financing activities during 2007 included debt borrowings of $32.7 million and debt repayments of $31.2 million for a net debt increase of $1.5 million, cash dividends paid to SWM stockholders of $9.4 million and purchases of 249,016 shares of common stock for $5.8 million. We issued 206,307 common shares from treasury stock for options exercised in 2007 with proceeds of $4.4 million. There were no dividends paid to the minority interest owner of LTRI in 2007.

Financing activities in 2006 included borrowings of $105.8 million and repayments of $126.5 million, for a net decrease in debt of $20.7 million corresponding to a decrease in operating working capital. Other 2006 financing activities included dividends paid to SWM stockholders and minority owners. Proceeds from stock option exercises declined from the prior-year level.

Financing activities during 2005 included borrowings of $11.9 million and repayments totaling $5.9 million for a net increase in debt of $6.0 million. Other 2005 financing activities included dividends paid to SWM stockholders and minority owners. Proceeds from stock option exercises were $6.6 million.

Dividend Payments

We have declared and paid quarterly dividends of $0.15 per share since the second quarter of 1996. We currently expect to continue this level of quarterly dividend. Our credit agreement covenants require us to maintain certain financial ratios, as disclosed in Note 4, Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends, and we do not currently anticipate any change in business conditions of a nature that would cause future restrictions on dividend payments as a result of our need to maintain these financial ratios.

On January 31, 2008, we announced that the Board of Directors had declared a quarterly cash dividend of $0.15 per share of Common Stock. The dividend will be payable on March 17, 2008 to stockholders of record on February 18, 2008.

Cash dividends paid to minority owners primarily relate to the minority owners' share of dividends paid by LTRI, our 72 percent indirectly-owned French subsidiary. We purchased the minority interest in LTRI in January 2008.

Share Repurchases

We repurchased a total of 249,016 shares of our common stock during 2007 at a cost of $5.8 million. The 2007 share repurchases were made under a Board of Directors' authorization to purchase up to $20.0 million during the period January 1, 2007 through December 31, 2008. Corporate repurchases are effected during open trading windows or pursuant to 10b5-1 plans that permit share repurchases to be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Debt Instruments

	For the Years Ended December 31,
	2007	2006	2005
	(dollars in millions)
Changes in short-term debt	$(4.4)	$(13.7)	$7.7
Proceeds from issuances of long-term debt	32.7	105.8	4.2
Payments on long-term debt	(26.8)	(112.8)	(5.9)

Net changes in debt	$1.5	$(20.7)	$6.0

We maintain short-term and long-term credit facilities. We have credit facilities with a group of banks which, as of December 31, 2007, included committed revolving credit facilities in the United States and France. At December 31, 2007, we had $143.2 million still available for borrowing under these revolving facilities. In addition, we have uncommitted bank overdrafts and lines of credit totaling approximately $39.6 million in the United States, France and Brazil, of which approximately $32.9 million was still available for borrowing as of December 31, 2007.

In July 2006, SWM and SMF, one of our wholly-owned subsidiaries, entered into a new unsecured credit agreement with a group of banks, or the Credit Agreement. We repaid the outstanding amount of a prior credit agreement with proceeds from borrowings under the Credit Agreement. The current maturity date of the Credit Agreement is July 31, 2012. The Credit Agreement provides for a 1-year extension option at the discretion of the participating banks. We have borrowings outstanding under the Credit Agreement were $69.0 million at December 31, 2007.

Our total debt to capital ratios at December 31, 2007 and 2006 were 22 percent and 23 percent, respectively, both near our target range of 25 to 35 percent.

Other Factors Affecting Liquidity and Capital Resources

The following table represents our future contractual cash requirements for the next 5 years and thereafter for our long-term debt obligations and other commitments (dollars in millions):

	Payments due for the periods ended
	Total	2008	2009	2010	2011	2012	Thereafter
Contractual Obligations
Current debt(1)	$13.6	$13.6	$—	$—	$—	$—	$—
Long-term debt(2)	87.3	—	6.7	4.4	4.4	71.5	0.3
Debt interest(3)	20.1	4.9	4.6	4.3	4.0	2.3	—
Restructuring obligations(4)	18.2	13.7	4.5	—	—	—	—
Minimum operating lease payments(5)	4.6	1.3	1.2	1.1	1.0	—	—
Purchase obligations—raw materials(6)	16.4	3.3	2.5	2.5	2.6	2.7	2.8
Purchase obligations—energy(7)	76.3	10.8	8.8	8.4	4.4	4.4	39.5
Joint venture funding obligation(8)	1.9	1.9	—	—	—	—	—
Other long-term liabilities(9)(10)(11)	—	—	—	—	—	—	—

Total	$238.4	$49.5	$28.3	$20.7	$16.4	$80.9	$42.6

(1)
Current debt includes borrowings against bank overdraft facilities; see Note 4, Debt, of the Notes to Consolidated Financial Statements.

(2)
See additional information regarding long-term debt in Note 4, Debt, of the Notes to Consolidated Financial Statements.

(3)
The amounts reflected in debt interest are based upon the short-term and long-term scheduled principal maturities and interest rates in effect as of December 31, 2007. Where specific maturities are not stated, such as for an overdraft line-of-credit, a repayment date coinciding with the end of the year was used for purposes of these calculations. Since our debt is largely variable interest rate debt, applicable market interest rates were assumed to be the same as at December 31, 2007 for purposes of these calculations. With respect to our variable-rate debt outstanding at December 31, 2007, a 1 percentage point increase in interest rates would increase our debt interest obligation by $0.9 million in 2008. For more information regarding our outstanding debt and associated interest rates, see Note 4, Debt, of the Notes to Consolidated Financial Statements.

(4)
As more fully discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, Recent Developments, and Note 3, Restructuring Activities, of the Notes to Consolidated Financial Statements, we paid $9.5 million in severance payments during 2007, and expect to make additional severance payments of $18 to $20 million through 2009. The above table reflects the years in which these severance payments are expected to be made, which are not necessarily the period in which the liability was recorded.

(5)
Minimum operating lease payments relate to our future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of 1 year as of December 31, 2007. In addition, our total future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of 1 year as of December 31, 2007 are less than $1.3 million annually over each of the next 5 years.

(6)
Purchase obligations for raw materials include our calcium carbonate purchase agreement at our mill in Quimperlè, France, in which a vendor operates an on-site calcium carbonate plant and our mill has minimum purchase quantities. See Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

(7)
Purchase obligations for energy include obligations under agreements (1) with an energy cogeneration supplier at our mills in Quimperle and Spay, France, to supply steam and our mills have minimum purchase commitments (2) a natural gas supplier to supply and distribute 100 percent of the natural gas needs of our Quimperlè mill in France and (3) with an energy supplier to supply a constant supply of electricity for our Pirahy mill in Brazil. See Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

(8)
The funding of our joint venture to build a new mill near Jiangmen, China concluded with a final contribution of $1.9 million made in January 2008.

(9)
We had no other long-term liabilities as defined for purposes of this disclosure by the SEC as of December 31, 2007.

(10)
The amounts reflected in other long-term liabilities do not include any amounts for our pension obligations. The pension obligations are funded by our separate pension trusts, which held $126.1 million in assets at December 31, 2007. The combined PBO of our U.S. and French pension plans was underfunded by $27.1 million, $41.0 million and $50.4 million as of December 31, 2007, 2006 and 2005, respectively. We make discretionary contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We made pension contributions of $7.0 million to our U.S. and French pension plans during 2007. We currently expect to contribute $8 to $10 million during 2008 in order to help improve the funded status of these plans. We expect 2008 funding to be in compliance with the Pension Protection Act of 2006. Supplemental employee retirement plan payments, for which we have recorded a $3.5 million liability at December 31, 2007, but for which future payment timing is dependent upon affected employee retirements, are not included in this line item. For information regarding our long-term pension obligations and trust assets, including our supplemental employee retirement plan, see Note 6, Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

(11)
The amounts reflected in other long-term liabilities do not include any amounts for our postretirement healthcare and life insurance benefits. Such payments are dependent upon the incurrence of costs and filing of claims by our retirees and thus the amounts of such future payments are uncertain. Our net payments under these plans were $1.9 million in both the years ended December 31, 2007 and 2006. Based on this past experience, we currently expect our share of the net payments to be approximately $1 to $2 million during 2008 for these benefits. For more information regarding our retiree healthcare and life insurance benefit obligations, see Note 6, Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

Outlook

The restructuring activities initiated during the last 2 years are now well underway and allowing us to make progress in restoring a balance between effective and profitable utilization of our papermaking capacity and available demand. Upon full implementation, the announced restructuring activities are expected to generate annual pre-tax benefits of approximately $21 to $23 million. Full realization of this range of earnings improvement from the restructuring actions is not certain and is dependent upon other factors that impact our business, including continuing weakness in cigarette consumption in developed parts of the world. Implementation of these actions is proceeding. The PdM restructuring announced in 2006 will be completed in the first quarter of 2008 upon conclusion of the capital investments. Progress is being made in both France and the United States in the transfer of base tipping paper production following the fourth quarter 2007 completion of the base tipping paper machine rebuild in Brazil. Finally, we reached agreement with employees in January 2008 on severance terms at PdMal.

On the cost front, during 2007 we again realized benefits from cost reduction initiatives undertaken to offset inflation. However, inflation impacts on operating results worsened noticeably during the fourth quarter, primarily due to increased purchased energy costs. For the full year of 2007, inflationary cost increases totaled $13.0 million. This is approximately 70 percent of the rate realized in 2006. Due to the sharp rise in inflationary cost increases during the fourth quarter, the significant full-year benefits of cost reduction activities did not fully offset cost increases in 2007.

A total of 22 states, representing approximately 40 percent of U.S. cigarette consumption, have now enacted LIP regulations that will progressively become effective through January 2009. Three states' regulations became effective on January 1, 2008, thus raising to 18 percent the portion of North American cigarette consumption covered by this requirement. By August 2008, LIP cigarette laws will cover an estimated 44 percent of North American consumption. Five states have introduced or reintroduced LIP proposals so far in 2008, supporting the likelihood that LIP cigarettes will be sold nationwide by late 2009 or early 2010.

International LIP efforts are accelerating, especially in the EU. On November 29, 2007, the EU's 27 member states approved its Product Safety Commission to mandate the CEN (Standardization European Committee) to define standards for reduced ignition propensity for cigarettes. The Commission mandated that CEN, the standards setting board, develop an ignition propensity standard in 2008 for use in the EU, with any implementation of the legislation likely to occur within 2 to 3 years thereafter. On January 8, 2008, a motion presented by 25 British Ministers of Parliament called for the British government to require reduced ignition propensity cigarettes ahead of the rest of the EU. Both of these actions indicate that it is increasingly likely LIP cigarette regulations outside of North America will become effective in the next 2 years and increase demand for cigarette paper used in these cigarettes. This is a positive development for us given our leadership position in this technology.

Growth in earnings in 2008 is expected to come from the acquisition of LTRI minority interest, increased sales volumes for reconstituted tobacco leaf products and cigarette paper for LIP cigarettes and from the benefits of the announced restructuring activities. The challenges to earnings growth in 2008 are expected to be inflationary cost increases, particularly energy, initial losses associated with the start-up of our 50 percent tobacco-related joint venture in China, the continued decline in the demand for our products, continued weakness of the U.S. dollar and the resulting impact on earnings for our Brazilian operation. We anticipate that the first quarter of 2008 will be the lowest earnings period of the year due to planned downtime to complete the capital investments at PdM along with expected unfavorable 1-time purchase accounting impacts associated with the LTRI acquisition.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by that Act. These statements include those in the "Outlook" and "Critical Accounting Policies and Estimates" sections and our expectations elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operation, and in "Factors That May Affect Future Results" under "Risk Factors" in Item 1A. They also include statements containing "expect," "anticipate," "project," "appears," "should," "could," "may," "typically" and similar words. Actual results may differ materially from the results suggested by these statements for a number of reasons, including the following:

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

  •
  Our sales are concentrated to a limited number of customers. In 2007, 41 percent of our sales were to our 2 largest customers. The loss of 1 or both such customers, or a significant reduction in 1 or both of these customers' purchases, could have a material adverse effect on our results of operations.

  •
  Our financial performance is materially impacted by sales of both RTL products and cigarette paper for LIP cigarettes. A significant change in the sales or production volumes, pricing or manufacturing costs of these products could have a material impact on future financial results.

  •
  As a result of excess capacity in the tobacco-related papers industry and increased purchased material and operating costs experienced in the last several years, competitive levels of selling prices for certain of our products are not sufficient to cover those costs with a margin that we consider reasonable. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment charges for certain equipment and employee severance expenses associated with downsizing activities. Management continues to evaluate how to operate our production facilities more effectively with reduced production volumes.

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

Item
7A.     Quantitative and Qualitative Disclosures About Market Risk

The information with respect to our market risk is contained under the caption "Market Risk" in "Risk Factors" appearing in Part I, Item 1A.

Item 8.    Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements
Consolidated Statements of Income (Loss) for the years ended December 31, 2007, 2006 and 2005	52
Consolidated Balance Sheets as of December 31, 2007 and 2006 (Restated)	53
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the years ended December 31, 2007, 2006 (Restated) and 2005 (Restated)	54
Consolidated Statements of Cash Flow for the years ended December 31, 2007, 2006 and 2005	55
Notes to Consolidated Financial Statements	56
Report of Independent Registered Public Accounting Firm	94

Schedules have been omitted because they are either not required, not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(dollars in millions, except per share and share amounts)

	For the Years Ended December 31,
	2007	2006	2005
Net Sales	$714.8	$655.2	$669.8
Cost of products sold	606.7	571.1	572.5

Gross Profit	108.1	84.1	97.3
Selling expense	22.8	22.7	24.4
Research expense	8.0	7.3	9.0
General expense	35.4	27.7	24.6

Total nonmanufacturing expenses	66.2	57.7	58.0
Restructuring expense (Note 3)	24.0	21.1	—

Operating Profit	17.9	5.3	39.3
Interest expense	5.9	5.5	6.2
Other income (expense), net	(0.1)	(0.5)	2.5

Income (Loss) Before Income Taxes, Minority Interest and Loss from Equity Affiliates	11.9	(0.7)	35.6
Provision (benefit) for income taxes (Note 5)	0.5	(4.2)	10.4
Minority interest in earnings of subsidiaries	8.0	4.1	5.8
Loss from equity affiliates	—	0.2	—

Net Income (Loss)	$3.4	$(0.8)	$19.4

Net Income (Loss) Per Share:
Basic	$0.22	$(0.05)	$1.28

Diluted	$0.22	$(0.05)	$1.26

Weighted Average Shares Outstanding:
Basic	15,529,400	15,393,500	15,150,100
Diluted	15,741,600	15,393,500	15,450,400

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share and share amounts)

	December 31, 2007	December 31, 2006(1)
		(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$4.0	$13.7
Accounts receivable	100.6	88.9
Inventories	131.2	119.2
Other current assets	11.4	14.3

Total Current Assets	247.2	236.1
Property, Plant and Equipment, net	456.0	416.8
Other Assets	71.8	44.2

Total Assets	$775.0	$697.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current debt	$13.6	$17.1
Accounts payable	84.3	62.5
Accrued expenses	111.3	82.4
Current deferred revenue	6.0	6.0

Total Current Liabilities	215.2	168.0
Long-Term Debt	87.3	80.2
Pension and Other Postretirement Benefits	38.9	54.2
Deferred Income Tax Liabilities	25.0	29.0
Deferred Revenue	18.1	24.1
Other Liabilities	22.7	23.0

Total Liabilities	407.2	378.5
Minority Interest	26.0	15.6

Stockholders' Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 16,078,733 shares issued; 15,508,397 and 15,517,390 shares outstanding at December 31, 2007 and 2006, respectively	1.6	1.6
Additional paid-in-capital	68.0	63.3
Common stock in treasury, at cost, 570,336 and 561,343 shares at December 31, 2007 and 2006, respectively	(12.3)	(11.4)
Retained earnings	264.6	270.6
Accumulated other comprehensive income (loss), net of tax	19.9	(21.1)

Total Stockholders' Equity	341.8	303.0

Total Liabilities and Stockholders' Equity	$775.0	$697.1

(1)
See "Prior Period Restatement" within Note 2, Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

(dollars in millions, except per share amounts)

	For the Years Ended December 31, 2007, 2006 and 2005
	Common Stock Issued			Treasury Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital			Retained Earnings	Unearned Compensation
	Shares	Amount		Shares	Amount				Total
Balance, December 31, 2004 (Restated)(1)	16,078,733	$1.6	$63.3	1,132,083	$(22.3)	$270.5	$(0.5)	$(21.0)	$291.6
Net income						19.4			19.4
Adjustments to minimum pension liability, net of tax								(0.2)	(0.2)
Adjustments to unrealized foreign currency translation, net of tax								(17.2)	(17.2)

Comprehensive income, net of tax									2.0

Dividends declared ($0.60 per share)						(9.1)			(9.1)
Purchases of treasury stock				29,270	(1.0)				(1.0)
Restricted stock issuances, net				(2,500)					—
Amortization of unearned compensation							0.2		0.2
Stock issued to directors as compensation			0.1	(8,175)	0.2				0.3
Excess tax benefits of stock-based awards			1.0						1.0
Issuance of shares for options exercised	—	—	(0.6)	(379,701)	7.5	—	—	—	6.9

Balance, December 31, 2005 (Restated)(1)	16,078,733	1.6	63.8	770,977	(15.6)	280.8	(0.3)	(38.4)	291.9
Net loss						(0.8)			(0.8)
Adjustments to unrealized foreign currency translation, net of tax								23.4	23.4
Adjustments to minimum pension liability, net of tax								2.6	2.6

Comprehensive income, net of tax									25.2

Effect of adoption of SFAS No. 123R			(0.3)				0.3		—
Effect of adoption of SFAS No. 158								(8.7)	(8.7)
Dividends declared ($0.60 per share)						(9.4)			(9.4)
Restricted stock issuances, net			(1.2)	(67,803)	1.3				0.1
Return of shares				13					—
Stock-based employee compensation expense			1.1						1.1
Stock issued to directors as compensation				(6,644)	0.1				0.1
Excess tax benefits of stock-based awards			0.5						0.5
Issuance of shares for options exercised	—	—	(0.6)	(135,200)	2.8	—	—	—	2.2

Balance, December 31, 2006 (Restated)(1)	16,078,733	1.6	63.3	561,343	(11.4)	270.6	—	(21.1)	303.0
Net income						3.4			3.4
Adjustments to unrealized foreign currency translation, net of tax								32.8	32.8
Amortization of postretirement benefit plans' costs, net of tax								5.9	5.9
Net gain on postretirement benefit plans, net of tax								2.3	2.3

Comprehensive income, net of tax									44.4

Dividends declared ($0.60 per share)						(9.4)			(9.4)
Restricted stock issuances, net			(0.7)	(28,032)	0.6				(0.1)
Stock-based employee compensation expense			4.8						4.8
Stock issued to directors as compensation				(5,684)	0.1				0.1
Excess tax benefits of stock-based awards			0.4						0.4
Purchases of treasury stock				249,016	(5.8)				(5.8)
Issuance of shares for options exercised	—	—	0.2	(206,307)	4.2	—	—	—	4.4

Balance, December 31, 2007	16,078,733	$1.6	$68.0	570,336	$(12.3)	$264.6	$—	$19.9	$341.8

(1)
See "Prior Period Restatement" within Note 2, Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in millions)

	For the Years Ended December 31,
	2007	2006	2005
Operations
Net income (loss)	$3.4	$(0.8)	$19.4
Non-cash items included in net income
Depreciation and amortization	39.2	38.2	39.5
Restructuring related accelerated depreciation	3.1	5.2	—
Restructuring related impairment charge	10.7	—	—
Amortization of deferred revenue	(6.0)	(5.9)	(7.4)
Deferred income tax provision (benefit)	(13.6)	(10.6)	1.9
Minority interest in earnings of subsidiaries	8.0	4.1	5.8
Pension and other postretirement benefits	(3.8)	(0.7)	(6.9)
Stock-based employee compensation	4.7	1.1	0.3
Other items	0.2	0.8	0.1
Changes in operating working capital
Accounts receivable	(2.7)	20.3	(11.8)
Inventories	(3.8)	11.9	(5.5)
Prepaid expenses	3.3	(0.6)	(4.0)
Accounts payable	9.4	(11.5)	(2.1)
Accrued expenses	9.7	0.9	3.4
Accrued income taxes	9.5	(0.6)	5.4

Net changes in operating working capital	25.4	20.4	(14.6)

Cash Provided by Operations	71.3	51.8	38.1

Investing
Capital spending	(47.7)	(9.6)	(18.8)
Capitalized software costs	(8.9)	(3.8)	(1.0)
Acquisitions, net of cash acquired	—	—	(11.9)
Investment in equity affiliates	(12.8)	(2.9)	—
Other	(3.5)	4.0	(5.0)

Cash Used for Investing	(72.9)	(12.3)	(36.7)

Financing
Cash dividends paid to SWM stockholders	(9.4)	(9.4)	(9.1)
Cash dividends paid to minority owners	—	(3.7)	(3.6)
Changes in short-term debt	(4.4)	(13.7)	7.7
Proceeds from issuances of long-term debt	32.7	105.8	4.2
Payments on long-term debt	(26.8)	(112.8)	(5.9)
Purchases of treasury stock	(5.8)	—	(1.0)
Proceeds from exercise of stock options	4.4	2.2	6.9
Excess tax benefits of stock-based awards	0.4	0.5	—

Cash Used for Financing	(8.9)	(31.1)	(0.8)

Effect of Exchange Rate Changes on Cash	0.8	0.2	—

Increase (Decrease) in Cash and Cash Equivalents	(9.7)	8.6	0.6
Cash and Cash Equivalents at beginning of year	13.7	5.1	4.5

Cash and Cash Equivalents at end of year	$4.0	$13.7	$5.1

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business

Schweitzer-Mauduit International, Inc., or the Company, is a multinational diversified producer of premium specialty papers headquartered in the United States of America and is the world's largest supplier of fine papers to the tobacco industry. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised approximately 90 percent of the Company's consolidated net sales in each of the years 2005 through 2007. The primary products in the group include Cigarette Papers, used to wrap various parts of a cigarette, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes and reconstituted tobacco wrappers and binders for machine-made cigars. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

The Company is a manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, banded papers for the production of LIP cigarettes and the leading independent producer of RTL used in producing blended cigarettes. The Company conducts business in over 90 countries and currently operates 12 production locations worldwide, with mills in the United States, France, the Philippines, Indonesia and Brazil. The Company also has a 50 percent equity interest in a mill currently under construction in China.

The Company's manufacturing facilities have a long history of producing paper dating back to 1545. The Company's domestic mills led the development of the North American tobacco-related papers manufacturing industry, which was originated by Peter J. Schweitzer, Inc. that began as an importer of cigarette papers from France in 1908.

As used in this 2007 Annual report on Form 10-K, unless the context indicates otherwise, references to "we," "us," "our," "SWM," "Schweitzer-Mauduit" or similar terms include Schweitzer-Mauduit International, Inc. and its consolidated subsidiaries.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries. Minority interest represents minority stockholders'

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

proportionate share of the equity in SWM-B, the Company's Brazilian paper operations, and LTRI, the Company's French RTL operations (regarding minority interest in the French RTL operations, see Note 11, Subsequent Event, of the Notes to Consolidated Financial Statements). The Company's share of the net loss of its 50 percent owned joint venture in China is included in the consolidated statements of income (loss) as loss from equity affiliates. All significant intercompany balances and transactions have been eliminated.

The Company's wholly-owned direct subsidiaries are SM-Canada, SM-Spain, a holding company organized under the Spanish holding company regime and the primary foreign investment holding company for SWM, and SM-China, a holding company incorporated in Hong Kong which owns 50 percent of the equity interest in China Tobacco Mauduit (Jiangmen) Paper Industry Company Ltd., a Sino-Foreign Equity Joint Venture with CNTC to manufacture and sell tobacco-related papers in China, SWM's only unconsolidated subsidiary. The Company indirectly through SM-Spain has subsidiaries in France, the Philippines, Indonesia and Brazil. SM-Spain owns directly 100 percent of SMH, and together SM-Spain and SMH own 100 percent of 2 holding companies, SMI, which holds its investment in the French reconstituted tobacco operations, and SMF, which holds its French, Philippine and Indonesian paper operations. SMI owns directly 72 percent of the issued and outstanding shares of LTR Industries S.A., a French corporation, or LTRI. As of January 31, 2008, SMI owns 90 percent of the issued and outstanding shares of LTRI, with LTRI owning the remaining 10 percent. See Note 11, Subsequent Event, of the Notes to Consolidated Financial Statements. SMF, directly or indirectly, owns 100 percent of 3 principal French operating subsidiaries, PdM, PdMal, PdStG, and 100 percent of PPI and PT PDM. SM-Spain also owns directly 99.99 percent of the issued and outstanding shares of SWM-B. The Company did not have any special purpose entities as of December 31, 2007.

In June 2005, PPI acquired the tobacco-related paper manufacturing assets of KCPI, a Philippines company and associated land and water rights. The acquired assets included buildings, production equipment and related utilities, support assets and inventories. The total acquisition cost was $11.9 million, attributable to property, plant and equipment and inventories in the amounts of $6.8 million and $5.1 million, respectively. No goodwill or other intangible assets were recorded as a result of this acquisition. PPI began production and sales as a part of SWM in July 2005. The PPI acquisition was accounted for using the purchase method, and its operating results were included in the consolidated statements of income (loss) since the beginning of July 2005. The impact of this acquisition on the Company's results of operations for the year ended December 31, 2005 was not material.

In July 2005, the Company executed an agreement to form a joint venture to produce tobacco-related papers in China. The joint venture is building a new mill, with 2 paper machines to produce cigarette paper and porous plug wrap in partnership with CNTC, which is the principal operating company under China's State Tobacco Monopoly Administration. CNTC and SM-China each own 50 percent of the joint venture. The Company is accounting for this joint venture under the equity method of accounting. The new mill in China will have an annual paper production capacity of approximately 18,000 metric tons and is located in Jiangmen, in the Guangdong province. Project spending, including capital expenditures and working capital requirements, is expected to total approximately $100 million. Through December 2007, the Company had contributed equity of $15.7 million to the joint venture. PdM is providing technical support. Mill operations are currently expected to commence as planned in mid-2008. The Company's share of the net income (loss) was included in loss from equity affiliates within the consolidated statements of income

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(loss). Below is summary unaudited balance sheet information of the China joint venture, of which the Company owns 50 percent (dollars in millions):

	December 31,
	2007	2006
Cash and cash equivalents	$4.6	$3.2
Property, plant and equipment, net	64.2	7.9
Other assets	0.6	1.5

Total Assets	$69.4	$12.6

Accounts payable and accrued expenses	$5.4	$1.7
Current debt	14.2	—
Long-term debt	19.0	5.5

Total Liabilities	38.6	7.2
Stockholders' Equity	30.8	5.4

Total Liabilities and Stockholders' Equity	$69.4	$12.6

Summary unaudited income statement information is not presented herein because such information is not significant to the Company's consolidated statements of income (loss) for the years ended December 31, 2006, 2006 and 2005.

Revenue Recognition

The Company recognizes revenue and the related accounts receivable when the following 4 criteria are met: (1) persuasive evidence of an arrangement exists; (2) ownership has transferred to the customer; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured based on the Company's judgment regarding the collectibility of its accounts receivable. Generally, the Company recognizes revenue when it ships its manufactured product and title and risk of loss passes to its customer in accordance with the terms of sale of the product. Revenue is recorded at the time of shipment for terms designated f.o.b., or free on board, shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer's delivery site, at which time title and risk of loss are transferred. Provisions for discounts, returns, allowances, customer rebates and other adjustments are provided for in the same period the related revenue is recorded. Deferred revenue represents advance payments from customers which are earned based upon a mutually agreed-upon amount per unit of future product sales.

Freight Costs

The cost of delivering finished goods to the Company's customers is recorded as a component of cost of products sold. Those costs include the amounts paid to a third party to deliver the finished goods. Any freight costs billed to and paid by a customer are included in revenue.

Foreign Currency Translation

The income statements of foreign entities are translated into U.S. dollars at average exchange rates prevailing during the periods in accordance with Statement of Financial Accounting Standards, or SFAS, No. 52, "Foreign Currency Translation." The balance sheets of these entities are translated at period-end

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exchange rates, and the differences from historical exchange rates are reflected in a separate component of accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments.

Foreign currency risks arise from transactions and balances denominated in non-local currencies. Gains (losses) resulting from remeasurement and settlement of such transactions and balances are included in other income (expense), net, which were $1.1 million of expense in 2007, $1.3 million of expense in 2006 and $1.0 million of income in 2005.

As a multinational entity, the Company is exposed to changes in foreign currency exchange rates, interest rates and commodity prices. The Company utilizes a variety of practices to manage these market risks, including operating and financing activities and, where considered appropriate, utilizes derivative instruments. The Company uses derivative instruments only for risk management purposes and not for trading or speculation. All derivative instruments the Company uses are either exchange traded or are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. As of December 31, 2007, the Company had $38 million of its variable-rate long-term debt fixed under interest rate swap agreements. These instruments are purchased from well-known counterparties. Usually the contracts extend for no more than 12 months, although their contractual term has been as long as 24 months. Credit risks with respect to the counterparties, and the foreign currency risks that would not be hedged if the counterparties fail to fulfill their obligations under the contracts, are minimal in view of the financial strength of the counterparties.

Gains and losses on instruments that hedge firm commitments are deferred and included in the basis of the underlying hedged items. Premiums paid for options are amortized ratably over the life of the option. All other hedging gains and losses are included in period income or expense based on the period-end market price of the instrument.

The Company had outstanding forward contracts, which were held for purposes other than trading, maturing at various dates in 2008 and 2007, to purchase approximately $16 million and $18 million of various foreign currencies at December 31, 2007 and December 31, 2006, respectively. These contracts were designated as cash flow hedges of foreign currency transactions to fix the Company's local currency cash flow. These contracts had not given rise to any significant net deferred gains or losses as of December 31, 2007 and December 31, 2006, and their fair values approximated their carrying value.

Cash and Cash Equivalents

The Company considers all highly liquid, unrestricted investments with remaining maturities of 3 months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are summarized as follows (dollars in millions):

	December 31,
	2007	2006
Outstanding trade receivables	$75.3	$77.0
Business taxes receivable, including value added tax	20.2	10.4
Other receivables	5.7	2.0
Less allowance for doubtful accounts and sales discounts	(0.6)	(0.5)

Total	$100.6	$88.9

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

Inventories are valued at the lower of cost, using the First-In, First-Out, or FIFO, and weighted average methods, or market. The Company's inventoriable costs primarily include pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of mill overhead costs. Machine start-up costs or abnormal machine shut downs are expensed in the period incurred and are not inventoried. The definition of market value, with respect to all inventories, is replacement cost or net realizable value. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsaleable inventory. The Company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand.

The following schedule details inventories by major class (dollars in millions):

	December 31,
	2007	2006
Raw materials	$39.5	$38.4
Work in process	25.4	19.1
Finished goods	44.8	42.3
Supplies and other	21.5	19.4

Total	$131.2	$119.2

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Interest is capitalized as a component of the cost of construction for large projects. Expenditures for betterments are capitalized whereas normal repairs and maintenance are expensed as incurred. Property (other than land) is depreciated on the straight-line method for financial reporting purposes. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the balance sheet, and any gain or loss on the transaction is normally included in cost of products sold. The depreciable lives for the principal asset categories are as follows:

Asset Category	Depreciable Lives
Machinery and Equipment	5 to 20 years
Buildings	20 to 40 years
Building and Leasehold Improvements	Lesser of 20 years or remaining life of the relevant building or lease

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, plant and equipment consisted of the following (dollars in millions):

	December 31,
	2007	2006
Land and improvements	$20.0	$18.0
Buildings and improvements	142.9	135.2
Machinery and equipment	672.9	661.4
Construction in progress	32.2	8.5

Gross Property	868.0	823.1
Less: Accumulated Depreciation	412.0	406.3

Property, Plant and Equipment, net	$456.0	$416.8

Depreciation expense was $39.9 million, $40.7 million and $35.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS No. 144. The carrying value of long-lived assets is reviewed periodically to determine if events or circumstances have changed which may indicate that the assets may be impaired or the useful life may need to be changed. The Company considers internal and external factors relating to each asset, including expectation of future profitability, undiscounted cash flows and its plans with respect to the operations. SFAS No. 144 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' net carrying amounts. The impairment loss is measured by comparing the estimated fair value of the asset, usually based on discounted cash flows, to its net carrying amount.

The U.S. segment recognized $10.7 million of impairment charges during 2007 related to land, buildings and machinery and equipment located at the Lee Mills in Lee, Massachusetts, substantially all of which it plans to utilize in its operations until mid-2008.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Assets

Other assets consisted of the following (dollars in millions):

	December 31,
	2007	2006
Deferred income tax benefits	$15.2	$14.4
Capitalized software costs, net of accumulated amortization	17.0	9.0
Investment in equity affiliates	15.4	2.7
Businesses taxes receivable, including value added tax	8.0	4.4
Grantor trust assets	5.4	4.7
Assets held for sale	2.9	—
Goodwill	2.8	2.8
Other assets	5.1	6.2

Total	$71.8	$44.2

The Company capitalizes certain purchases of software and software development and installation costs in connection with major projects of software development for internal use. These costs are included in other assets on the consolidated balance sheets and are amortized using the straight-line method over the estimated useful life not to exceed 7 years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred. Amortization of capitalized software was $2.4 million, $2.7 million and $3.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Accumulated amortization of capitalized software costs was $31.7 million and $27.2 million at December 31, 2007 and 2006, respectively.

Investment in equity affiliates represents the Company's investment in its China joint venture less the Company's share of pre-operating losses incurred by the joint venture.

Business taxes receivable represents noncurrent business tax refunds receivable in Brazil, and to a lesser extent in the Philippines.

Grantor trust assets consist primarily of cash surrender values in company-owned life insurance policies held by the trust, to be used for the eventual payment of employee deferred compensation.

During the fourth quarter of 2007 as a result of the Company's decision to close the Lee Mills, the U.S. segment began to market certain properties not used in production. As a result, the Company reclassified $2.9 million related to those properties to assets held for sale, reported within other assets, from property, plant and equipment on the consolidated balance sheet as of December 31, 2007 in accordance with the provisions of SFAS No. 144.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As required by SFAS No. 142, "Goodwill and Other Intangible Assets," the Company performs a goodwill impairment test at least annually. The Company's most recent impairment test was performed during the fourth quarter of 2007 and did not result in an impairment charge. Goodwill consisted of the following (dollars in millions):

	December 31,
	2007	2006
Schweitzer-Mauduit do Brasil S.A. (Brazilian Segment)	$1.1	$1.1
P.T. PDM Indonesia (French Segment)	1.7	1.7

Total Goodwill	$2.8	$2.8

Other assets consist of various non-current assets.

Accrued Expenses

Accrued expenses consisted of the following (dollars in millions):

	December 31,
	2007	2006
Accrued salaries, wages and employee benefits	$42.8	$35.5
Accrued restructuring expenses	16.4	13.9
Accrued income taxes	8.4	—
Other accrued expenses	43.7	33.0

Total	$111.3	$82.4

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. In accordance with SFAS No. 109, deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, the Company considers estimates of future taxable income.

The Company adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes" effective January 1, 2007. FIN 48 is an interpretation of SFAS No. 109, which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. The Company's policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated statements of income (loss).

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2004. In France, SMF and its subsidiaries form a consolidated income tax group, and SMH and SMI form a separate consolidated income tax group, while LTRI separately files its own income tax return.

Pension and Other Postretirement Benefits Accounting

The Company recognizes the estimated compensation cost of employees' pension and other postretirement benefits over their approximate period of service in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The Company's earnings are impacted by amounts of expense recorded related to these benefits, which primarily consist of U.S. and French pension benefits and U.S. other postretirement benefits, or OPEBs. Each year's recorded expenses are estimates based on actuarial calculations of the Company's accumulated and projected benefit obligations, or PBOs, for the Company's various plans.

Suspension of additional benefits for future service is deemed a curtailment under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits," and if material necessitates a remeasurement of plan assets and PBO. As part of a remeasurement, the Company adjusts its discount rates and other actuarial assumptions, such as retirement, turnover and mortality table assumptions, as appropriate.

As of December 31, 2006, the Company adopted the provisions of SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements," which required the Company to fully recognize the unfunded status of its postretirement plans, measured as the difference between the PBO and plan assets at fair value, in its consolidated balance sheet beginning December 31, 2006.

Comprehensive Income

The Company accounts for comprehensive income according to the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes net income, as well as charges and credits directly to stockholders' equity, which are excluded from net income. The Company has presented comprehensive income in the consolidated statements of changes in stockholders' equity and comprehensive income.

Components of accumulated other comprehensive income (loss) were as follows (dollars in millions):

	December 31,
	2007	2006
Accumulated pension and OPEB liability adjustments, net of income tax of $12.0 million and $17.0 million at December 31, 2007 and 2006, respectively	$(20.7)	$(28.9)
Accumulated unrealized foreign currency translation adjustments	40.6	7.8

Accumulated other comprehensive income (loss)	$19.9	$(21.1)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the components of accumulated other comprehensive income (loss) were as follows (dollars in millions):

	For the Years Ended December 31,
	2007			2006			2005
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$13.2	$(5.0)	$8.2	$4.2	$(1.6)	$2.6	$(0.3)	$0.1	$(0.2)
Effect of adoption of SFAS No. 158	—	—	—	(13.7)	5.0	(8.7)	—	—	—
Unrealized foreign currency translation adjustments	32.8	—	32.8	23.4	—	23.4	(17.2)	—	(17.2)

Total	$46.0	$(5.0)	$41.0	$13.9	$3.4	$17.3	$(17.5)	$0.1	$(17.4)

Treasury Stock

Common Stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the weighted-average cost basis.

Employee Stock Options

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share Based Payment," SFAS No. 123R, using the modified prospective method. Under that method compensation cost is recognized for all share based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The Company's Equity Participation Plan expired in 2005 and was not renewed. Stock options have not been granted since 2005 and are not expected to be utilized by the Company in the future.

The exercise price of each of the Company's employee stock option grants was equal to the average of the high and low market price on the date of the grant. Under the Company's stock option plan, the stock option's maximum term was 10 years from the date of the grant. Stock option awards vested 30 percent, 30 percent and 40 percent over each of the first 3 years, respectively.

For purposes of SFAS No. 123 pro forma disclosures for periods prior to the adoption of SFAS No. 123R, the estimated fair value of the stock compensation was amortized to expense over the vesting period.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the fair value method, the Company's net income and earnings per share for the year ended December 31, 2005 would have been the pro forma amounts indicated below (dollars in millions):

Net Income
As reported	$19.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	1.5

Pro forma	$17.9
Basic net income per share
As reported	$1.28
Pro forma	$1.18
Diluted net income per share
As reported	$1.26
Pro forma	$1.16

Fair values of options granted in 2005 were estimated as of the grant date using a Black-Scholes option pricing model. The following assumptions were used for valuing options granted in 2005. No options were granted in 2006 or 2007.

Risk-free interest rate	4.50%
Expected dividend yield	2.12%
Expected option lives	10 years
Expected volatility	20%

The unamortized SFAS No. 123 stock-based compensation balances are being amortized to expense beginning January 1, 2006 in accordance with SFAS No. 123R. As of December 31, 2007, there was less than $0.1 million of unrecognized compensation cost related to outstanding stock options to be amortized during 2008.

A summary of the status of stock options outstanding as of December 31, 2007 and changes during the 3 years then ended is presented in Note 7, Stockholders' Equity, of the Notes to Consolidated Financial Statements.

Restricted Stock

The Company's restricted stock grants generally vest upon completion of a specified period of time. The fair value of each award is equal to the share price of the Company's stock on the date of the grant as defined in SFAS No. 123R. This cost is recognized over the vesting period of the respective award. As of December 31, 2007, there was $1.1 million of unrecognized compensation cost related to outstanding restricted stock awards, the balance for which is included as an offset to additional paid-in-capital on the consolidated balance sheet. A summary of outstanding restricted stock awards as of December 31, 2007 and 2006 is included in Note 7, Stockholders' Equity, of the Notes to Consolidated Financial Statements.

Restricted Stock Plan Performance Based Shares

The Company's Long-Term Incentive Plan, or LTIP, for key executives includes an equity-based award component that is provided through its Restricted Stock Plan, or RSP. The objectives under the LTIP are established for multiple years at the beginning of a performance cycle and are intended to focus management on longer-term strategic goals. The Compensation Committee of the Board of Directors

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

designates participants in the LTIP and RSP and determines the equity-based award opportunity in the form of restricted stock for each performance cycle, which is generally measured on the basis of a 2 or 3-year performance period. Performance is measured on a cumulative basis and a portion of each performance cycle's restricted stock award opportunity may be earned annually. The restricted shares are issued and outstanding when the number of shares becomes fixed, after the annual performance is determined, and such awards vest at the end of the performance cycle. The Company recognizes compensation expense with an offsetting credit to additional paid-in-capital over the performance period based on the fair value of the award at the date of grant, with compensation expense being adjusted cumulatively based on the number of shares expected to be earned according to the level of achievement of performance goals.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, "Fair Value Measurements," which defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." SFAS No. 157 also expands disclosure requirements to include: (a) the fair value measurements of assets and liabilities at the reporting date, (b) segregation of assets and liabilities between fair value measurements based on quoted market prices and those based on other methods and (c) information that enables users to assess the method or methods used to estimate fair value when no quoted price exists. SFAS No. 157 is effective for financial statements issued for the fiscal year beginning after November 15, 2007. The Company does not anticipate that SFAS No. 157 will have a material impact on its consolidated financial position and results of operation and will implement SFAS No. 157 beginning January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses in earnings on items for which the fair value option has been elected at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option was elected shall be recognized in earnings as incurred and not deferred. The Company does not anticipate that SFAS No. 159 will have a material impact on its consolidated financial position and results of operation and will implement SFAS No. 159 beginning January 1, 2008.

In December 2007, the FASB issued SFAS No. 141R, which is a revision of SFAS No. 141, "Business Combinations." SFAS No. 141R applies prospectively to business combinations after the beginning of the first annual reporting period beginning on or after December 15, 2008. The objective of SFAS No. 141R is to improve the reporting requirements of business combinations and their effects. To accomplish this, SFAS No. 141R establishes the principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and noncontrolling interest in the acquiree, (b) recognizes and measures goodwill in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is currently in the process of reviewing this guidance to determine the impact on its consolidated financial position and results of operation.

During December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51," effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The objective of SFAS No. 160 is to improve the reporting requirements for noncontrolling or minority interests by requiring: (a) the ownership interests in

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement, (c) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, (d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and (e) sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company is currently in the process of reviewing this guidance to determine the impact on its consolidated financial position and results of operation.

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

The increased amount of profit sharing liability was $1.5 million. The after-tax effect of this error on net income in 2003 was $1.0 million. The Company determined that this error did not materially misstate its previously issued financial statements and, in accordance with the provisions of SEC Staff Accounting Bulletin No. 108, the Company restated the accompanying prior period financial statements from amounts previously reported. In years subsequent to 2003, the adjustment was reflected as a reduction of retained earnings of $1.0 million, an increase in other current assets for the deferred income tax effect of $0.5 million and an increase in accrued expenses of $1.5 million.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of the restatement on the consolidated balance sheet as of December 31, 2006 and on the consolidated statements of changes in stockholders' equity as of December 31, 2005 and December 31, 2004 were as follows (dollars in millions):

	As Previously Reported	Error Correction	As Restated
December 31, 2006
Other current assets	$13.8	$0.5	$14.3
Total Current Assets	235.6	0.5	236.1
Total Assets	696.6	0.5	697.1
Accrued expenses	$80.9	$1.5	$82.4
Total Current Liabilities	166.5	1.5	168.0
Total Liabilities(1)	377.0	1.5	378.5
Retained earnings	$271.6	$(1.0)	$270.6
Total Stockholders' Equity	304.0	(1.0)	303.0
Total Liabilities and Stockholders' Equity	$696.6	$0.5	$697.1
December 31, 2005
Retained earnings	$281.8	$(1.0)	$280.8
Total Stockholders' Equity	292.9	(1.0)	291.9
December 31, 2004
Retained earnings	$271.5	$(1.0)	$270.5
Total Stockholders' Equity	292.6	(1.0)	291.6

(1)
Minority interest of $15.6 million was reclassified from total liabilities at December 31, 2006. The effects of the reclassification on the consolidated balance sheet as of December 31, 2006 were to reduce total liabilities by $15.6 million, and on a separate line report minority interest of $15.6 million.

Note 3. Restructuring Activities

The Company initiated restructuring activities during 2006 and 2007 in France and the United States and in 2007 in Brazil. Restructuring expenses of $24.0 million and $21.1 million were recorded for the years ended December 31, 2007 and 2006, respectively.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the associated cash and non-cash pre-tax restructuring expense for the years ended December 31, 2007 and 2006 (dollars in millions):

	2007				2006
	France	U.S.	Brazil	Total	France	U.S.	Total
Cash Expense
Severance and other employee related costs	$8.3	$1.5	$0.4	$10.2	$13.9	$0.5	$14.4
Other	—	—	—	—	0.9	0.1	1.0

Total cash expense	8.3	1.5	0.4	10.2	14.8	0.6	15.4

Non-cash Expense
Asset impairment charges	$—	$10.7	$—	$10.7	$—	$—	$—
Accelerated depreciation	2.1	1.0	—	3.1	1.0	4.2	5.2
Other	—	—	—	—	—	0.5	0.5

Total non-cash expense	2.1	11.7	—	13.8	1.0	4.7	5.7

Total Restructuring Expense	$10.4	$13.2	$0.4	$24.0	$15.8	$5.3	$21.1

Restructuring liabilities were classified within accrued expenses in each of the December 31, 2007 and December 31, 2006 consolidated balance sheets. Changes in the restructuring liabilities during 2007 and 2006 are summarized as follows (dollars in millions):

	2007	2006
Balance at beginning of year	$13.9	$—
Accruals for announced programs	10.2	15.4
Cash payments	(9.5)	(1.5)
Exchange rate impacts	1.8	—

Balance at end of year	$16.4	$13.9

In October 2007, the Company initiated a 3-part restructuring plan to reduce production capacity for tobacco-related papers in both France and the United States as well as to reduce employment levels in Brazil. The 3-part plan includes the expected idling of a base tipping paper machine at PdMal in Malaucène, France by the end of 2008 and the shutdown of the Company's entire operation in Lee, Massachusetts beginning in May 2008. The Company plans to transfer production from PdMal and the Lee Mills to other of its facilities, primarily in Santanesia, Brazil, and discontinue the sale of the majority of commercial and industrial papers currently produced at the Lee Mills. In January 2008, agreement was reached with the unions and Work's Council at the PdMal facility regarding terms of the restructuring plan.

At the Company's Lee Mills facility, a machine is operated that is owned by Kimberly-Clark. Ownership of the machine was retained by Kimberly-Clark in the 1995 spin-off of the Company as it is operated solely for the purpose of producing a proprietary product used as an in-process material by Kimberly-Clark. Operation of this machine by the Company is expected to cease in May 2008.

Progress continues to be made in implementing the Company's strategy, initiated in 2006, to become a low cost and the highest quality cigarette and long fiber paper manufacturer in western Europe. This plan included capital investments of $26 million as well as workforce and paper machine restructuring activities at PdM, the largest of the Company's 3 French paper operations. The PdM restructuring plan resulted in

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the shutdown of 1 cigarette paper machine in 2007 and a second machine is expected to cease operation upon completion of the capital investments during the first quarter of 2008.

As a result of these restructuring actions, employment at the affected locations is expected to decrease by approximately 600 people from 2006 levels. Reductions totaling approximately 380 employees have been achieved through December 31, 2007 at these locations, with decreases of nearly 240 people occurring during 2007. The announced restructuring activities are expected to be completed during 2008.

Restructuring severance costs were accounted for in accordance with SFAS No. 112, "Employers' Accounting for Postretirement Benefits—An Amendment of FASB Statements No. 5 and 15," SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits."

Note 4. Debt

Total debt is summarized in the following table (dollars in millions):

	December 31,
	2007	2006
Credit Agreement
U. S. Revolver	$69.0	$65.0
Euro Revolver	—	—
French Employee Profit Sharing	17.0	17.3
Bank Overdrafts	6.7	6.2
Other	8.2	8.8

Total Debt	100.9	97.3
Less: Current debt	13.6	17.1

Long-Term Debt	$87.3	$80.2

In July 2006, the Company and SMF, a wholly-owned subsidiary of the Company, entered into a new unsecured Credit Agreement with a group of banks, or the Credit Agreement. The Company repaid the outstanding amount of a prior credit agreement with proceeds from borrowings under the Credit Agreement. The current maturity date of the Credit Agreement is July 31, 2012. The Credit Agreement provides for a 1-year extension option at the discretion of the participating banks. Borrowings outstanding under the Credit Agreement were $69.0 million at December 31, 2007 which have been classified as long-term debt in the consolidated balance sheet under the terms of the Credit Agreement.

The Credit Agreement provides for a $95 million U.S. dollar revolving credit facility, or U.S. Revolver, and an 80 million euro revolving credit facility, or Euro Revolver. The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0. The amount of the facility and its terms provide flexibility to pursue various strategic opportunities. Repayment of amounts drawn under the Credit Agreement may be accelerated in limited circumstances, which include events of default not timely cured and change of control events. Under the Credit Agreement, interest rates are at market rates, based on the London Interbank Offered Rate, or LIBOR, for U.S. dollar borrowings and the Euro Interbank Offered Rate, or EURIBOR, for euro borrowings, plus an applicable margin that varies from 0.35 percent to 0.75 percent per annum depending on the Net Debt to Adjusted EBITDA Ratio, as defined in the Credit Agreement. The Company incurs commitment fees at an annual rate of either 0.30 or 0.35 percent of the

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

applicable margin on the committed amounts not drawn, depending on the Net Debt to Adjusted EBITDA Ratio as defined in the Credit Agreement. The U.S. parent guarantees borrowings by SMF under the Euro Revolver. The U.S. parent also has the ability to borrow under the Euro Revolver. At December 31, 2007, the Company had $26.0 million available for additional borrowing under its U.S. Revolver and 80.0 million euro available under its Euro Revolver.

As of December 31, 2007, the LIBOR rates on $30 million and $8 million of its variable-rate long-term debt were fixed at 5.13 percent and 4.99 percent, respectively. The impact of the swap agreements on the consolidated financial statements was not significant as of and for the year ended December 31, 2007.

French Employee Profit Sharing

At both December 31, 2007 and 2006, long-term debt other than the U.S. Revolver and the Euro Revolver primarily consisted of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended as to whether to invest the funds in a financial institution or to invest the funds with their respective employer. To the extent that funds are invested with the Company, these amounts bear interest at the 5-year treasury note rate in France, 4.52 percent and 4.02 percent at December 31, 2007 and 2006, respectively, and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

Bank Overdraft and Other

The Company also has bank overdraft facilities totaling $39.6 million, of which $6.7 million was outstanding at December 31, 2007 and reported as current debt on the consolidated balance sheet. Interest is incurred on outstanding amounts at market rates. No commitment fees are paid on the unused portion of these facilities.

Other debt consists of non-interest bearing French segment debt with deferred capital repayment from governmental and commercial institutions primarily related to environmental capital improvements and debt in Brazil from governmental financing programs and bank institution's advances on secured receivables. The Brazilian segment debt has market interest rates in Brazil ranging from 10 to 13 percent.

Principal Repayments

Under the Credit Agreement, the Company selects an "interest period" for each of its borrowings under the U.S. Revolver and Euro Revolver. Being a revolving credit arrangement, the Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company expects to continue to file notices of continuation related to its U.S. Revolver borrowings outstanding at December 31, 2007 such that those amounts are not expected to be

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

repaid prior to the July 2012 expiration of the Credit Agreement. Following are the expected maturities for the Company's debt obligations as of December 31, 2007 (dollars in millions):

2008	$13.6
2009	6.7
2010	4.4
2011	4.4
2012	71.5
Thereafter	0.3

$100.9

Fair Value of Debt

At December 31, 2007 and 2006, the estimated fair value of the Company's current and long-term debt approximated the carrying amount. These fair values were based on quoted market prices for the same or similar debt or on current rates offered to the Company for obligations with the same maturities.

Note 5. Income Taxes

An analysis of the provision (benefit) for income taxes follows (dollars in millions):

	For the Years Ended December 31,
	2007	2006	2005
Current income taxes:
U.S. Federal	$1.1	$0.9	$0.4
U.S. State	0.1	0.1	0.1
Foreign	12.9	5.4	8.0

	14.1	6.4	8.5

Deferred income taxes:
U.S. Federal	(3.2)	(1.5)	(1.1)
U.S. State	(0.4)	(0.2)	(0.2)
Foreign	(10.0)	(8.9)	3.2

	(13.6)	(10.6)	1.9

Total	$0.5	$(4.2)	$10.4

Income (loss) before income taxes, minority interest and loss from equity affiliates included income of $6.7 million in 2007, $0.8 million in 2006 and $40.7 million in 2005 from operations outside the United States.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows (dollars in millions):

	For the Years Ended December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rate	$4.2	35.0%	$(0.2)	35.0%	$12.5	35.0%
Tax benefits of foreign legal structure	(3.2)	(26.6)	(3.1)	442.9	(2.5)	(7.0)
Adjustments of U.S. foreign tax credits and corresponding valuation allowances	—	—	0.2	(35.0)	1.6	3.4
Other foreign taxes, net	(0.1)	(0.8)	(0.6)	85.7	(0.7)	(2.0)
Other, net	(0.4)	(3.4)	(0.5)	71.4	(0.5)	(0.2)

Provision (benefit) for income taxes	$0.5	4.2%	$(4.2)	600.0%	$10.4	29.2%

Tax benefits of foreign legal structure result from net foreign tax deductions from the restructuring of the Company's foreign operations in 2003. The proportionate effect of this item on the overall effective income tax rate decreases as earnings increase.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax assets (liabilities) were comprised of the following (dollars in millions):

	December 31,
	2007	2006
Current deferred income tax assets attributable to:
Inventories	$0.8	$0.8
Postretirement and other employee benefits.	4.4	1.2
Other accrued liabilities	1.3	2.9
Valuation allowances	(0.1)	(0.4)
Other	(0.3)	0.1

Net current deferred income tax assets	$6.1	$4.6

Noncurrent deferred income tax assets attributable to:
Operating loss and tax credit carryforwards	$11.4	$12.0
Postretirement and other employee benefits	9.4	14.9
Accumulated depreciation and amortization	(3.6)	(9.6)
Valuation allowances	(6.3)	(5.4)
Other	4.3	2.5

Net noncurrent deferred income tax assets	$15.2	$14.4

Noncurrent deferred income tax liabilities attributable to:
Accumulated depreciation and amortization	$(73.5)	$(63.4)
Operating loss and tax credit carryforwards	45.5	31.1
Postretirement and other employee benefits	5.4	5.1
Other	(2.4)	(1.8)

Net noncurrent deferred income tax liabilities	$(25.0)	$(29.0)

The net noncurrent deferred income tax assets relate to the U.S., Spanish and Philippine tax jurisdictions and the net noncurrent deferred income tax liabilities relate to the French, Brazilian, Indonesian and Canadian tax jurisdictions. Total deferred income tax assets were $86.4 million and $74.7 million at December 31, 2007 and 2006, respectively. Total deferred income tax liabilities were $90.1 million and $84.7 million at December 31, 2007 and 2006, respectively.

Under French tax law, NOLs incurred through December 31, 1994 by SMF subsidiaries unrelated to the Company's businesses were retained by SMF as of January 1, 1995 following SMF's distribution of those subsidiaries to Kimberly-Clark Corporation in the 1995 spin-off of Schweitzer-Mauduit. In addition to SMF's remaining NOLs, additional NOLs were generated in the SMF tax group in 2006 and 2007 as a result of lower operating earnings together with substantial restructuring expenses incurred. Also, NOLs have been generated since 2003 by the SMH tax group in France and by SM-Spain since its formation in 1997.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the changes in the Company's NOLs and the related noncurrent deferred income tax asset and valuation allowance for the years ended December 31, 2007, 2006 and 2005 (dollars in millions):

	NOLs	Total Asset	Valuation Allowance	Net Asset
Amount at December 31, 2004	$53.1	$18.3	$(2.8)	$15.5
2005 generated, net of utilization	7.9	2.6	(0.1)	2.5
Currency translation effect	(6.8)	(2.5)	0.4	(2.1)

Amount at December 31, 2005	54.2	18.4	(2.5)	15.9
2006 generated, net of utilization	39.8	13.5	(0.2)	13.3
Currency translation effect	7.7	2.6	(0.3)	2.3

Amount at December 31, 2006	101.7	34.5	(3.0)	31.5
2007 generated, net of utilization	31.6	10.8	(0.5)	10.3
Currency translation effect	14.6	5.1	(0.4)	4.7

Amount at December 31, 2007	$147.9	$50.4	$(3.9)	$46.5

Under current tax laws, remaining NOLs in France and Brazil carry forward indefinitely, NOLs in the Philippines expire 3 years subsequent to the year generated and NOLs in Spain expire the later of 10 years subsequent to the year generated or 10 years subsequent to the first year of taxable income in Spain (which was 2000). Of the $147.9 million of NOLs available at December 31, 2007, $1.1 million and $1.7 million will expire in 2009 and 2010, respectively, if not utilized against taxable income in the Philippines, and $11.0 million will expire from 2010 to 2017 if not utilized against taxable income in Spain. Valuation allowances related to NOLs in Spain totaled $3.9 million as of December 31, 2007, fully reserving the related deferred tax asset in Spain. The remaining $134.1 million of NOLs are in France and Brazil and have no expiration date. Although realization is not assured, the Company believes it is more likely than not that the net deferred tax asset of $46.5 million, all of which relates to the NOLs in France, Brazil and the Philippines, will be realized. However, that amount could change if, among other considerations, estimates of future taxable income or income tax regulations or interpretations change during the carryforward periods.

The following table summarizes the deferred income tax assets related to operating loss (shown above) and tax credit carryforwards and associated valuation allowances as of December 31, 2007 (dollars in millions):

	Total Asset	Valuation Allowance	Net Asset
Net operating loss carryforwards	$50.4	$(3.9)	$46.5
Foreign tax credit carryforwards	1.4	(0.6)	0.8
Federal research and U.S. states tax credit carryforwards	2.8	(1.9)	0.9
Federal AMT credit carryforwards	2.3	—	2.3

	$56.9	$(6.4)	$50.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the NOLs above, the Company has generated foreign tax credits in excess of the amount of foreign tax credits utilized in its U.S. federal income tax returns, as well as federal research credits, certain state credits, primarily for investments in fixed assets in those states, and AMT credits. The amount of cumulative excess foreign tax credits was estimated to be $1.4 million at December 31, 2007. Foreign tax credits carryforward 10 years from the date generated. Based on this carryforward period, and the current and forecasted profitability of the Company's U.S. business operations, the Company currently foresees being able to realize a financial benefit from a portion of these foreign tax credits prior to their expiration. These assets were partially reserved at December 31, 2007 with a valuation allowance of $0.6 million. The federal research credits and various U.S. state credits are estimated to total $2.8 million as of December 31, 2007, of which the Company has estimated that $0.9 million of these credits will be realized prior to their expiration and thus have a valuation allowance of $1.9 million at December 31, 2007. The Company's federal AMT credits carry forward indefinitely and no valuation allowance has been recorded on the $2.3 million deferred tax asset at December 31, 2007.

The Company adopted the provisions of FIN 48 effective January 1, 2007. Adoption of FIN 48 had no cumulative effect on the Company's consolidated financial position at January 1, 2007. At January 1, 2007 and December 31, 2007, the Company had no significant unrecognized tax benefits related to income taxes.

Note 6. Postretirement and Other Benefits

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

In July 2005, the Company froze benefits related to its defined benefit pension plan for U.S. salaried employees as of December 31, 2005. This action necessitated a remeasurement of the Company's accumulated benefit obligation, or ABO, under its U.S. pension plan and resulted in a curtailment gain of $0.8 million in 2005. In May 2006, all affected hourly employees at the Lee Mills were notified that the further accrual of benefits under their defined benefit pension plan would be frozen as of July 17, 2006. The Lee Mills action necessitated a remeasurement of the Company's ABO under the U.S. pension plan and resulted in a curtailment gain of $0.1 million during the second quarter of 2006. During July 2007, benefits related to the defined benefit pension plan for hourly employees at the Spotswood mill were frozen effective as of December 31, 2007. These actions freezing pension benefits are expected to reduce the Company's annual pension expense and pension fund contribution requirements.

Canadian retirement benefit plan assets and liabilities are not material to the Company's consolidated financial statements and therefore are not included in the following disclosures.

As of December 31, 2007, there were a total of 461 active U.S. employees covered by the plan's final average pay benefit formula and 181 active U.S. employees covered by the plan's cash balance benefit

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

formula. There were also 299 plan participants collecting monthly benefits under the U.S. pension plan's final average pay benefit formula.

The U.S. segment also has unfunded healthcare and life insurance benefit plans, or OPEB plans, which cover substantially all of its retirees. Certain employees, who were "grandfathered" and retained benefits under the terms of the Company's plans prior to certain past amendments, receive retiree healthcare coverage at rates subsidized by the Company. For other eligible employees, retiree healthcare coverage access is offered at full cost to the retiree. The postretirement healthcare plans include a limit on the U.S. segment's share of costs for current and future retirees. The U.S. segment's retiree life insurance plans are noncontributory. The Company's Canadian postretirement benefits liability is immaterial and therefore is not included in the following disclosures.

French Pension Benefits

In France, employees are covered under a government-administered program. Also, the Company's French operations sponsor retirement indemnity plans, which pay a lump sum retirement benefit to all of its permanent employees who retire. In addition, the Company's French operations sponsor a supplemental executive pension plan, which is designed to provide a retirement benefit up to 65 percent of final earnings, depending upon years of service, and the formula for which the employee is eligible. As of December 31, 2007, there were a total of 174 active and 8 retired employees in the supplemental executive pension plan. Plan assets are principally invested in the general asset portfolio of a French insurance company.

Restructuring activities underway in the French segment necessitated a remeasurement of the ABO under the French pension plan and resulted in a curtailment gain of $0.4 million in 2007, which was recorded as a reduction in 2007 restructuring expense.

U.S. and French Pension and U.S. Other Postretirement Benefit Disclosures

The U.S. pension and OPEB plans and French pension plans accounted for approximately 96 percent of the Company's total plan assets and approximately 97 percent of the Company's total ABO at December 31, 2007 for the Company and all of its consolidated subsidiaries.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company uses a measurement date of December 31 for its pension plans in the United States and France and other postretirement healthcare and life insurance benefit plans in the United States. The funded status of these plans as of December 31, 2007 and 2006 was as follows (dollars in millions):

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2007	2006	2007	2006	2007	2006
Change in PBO:
PBO at beginning of year	$111.9	$112.7	$43.6	$42.6	$13.2	$13.7
Service cost	1.0	1.5	1.7	1.9	0.2	0.3
Interest cost	6.6	6.6	1.8	1.7	0.8	0.7
Actuarial (gain) loss	(4.0)	(0.1)	0.2	(3.1)	0.4	0.6
Plan amendments	—	—	—	—	—	(0.2)
Participant contributions	—	—	—	—	0.7	0.5
Curtailment benefit	(3.2)	(3.2)	(1.4)	—	—	—
Gross benefits paid	(5.3)	(5.6)	(4.4)	(2.3)	(2.6)	(2.4)
Currency translation effect	—	—	4.7	2.8	—	—

PBO at end of year	$107.0	$111.9	$46.2	$43.6	$12.7	$13.2

Change in Plan Assets:
Fair value of plan assets at beginning of year	$84.2	$77.4	$30.3	$27.5	$—	$—
Actual return on plan assets	8.9	7.4	2.6	0.5	—	—
Employer contributions	7.0	5.0	(0.4)	1.4	1.9	1.9
Participant contributions	—	—	—	—	0.7	0.5
Gross benefits paid	(5.3)	(5.6)	(4.4)	(2.3)	(2.6)	(2.4)
Currency translation effect	—	—	3.2	3.2	—	—

Fair value of plan assets at end of year	$94.8	$84.2	$31.3	$30.3	$—	$—

Funded status at end of year	$(12.2)	$(27.7)	$(14.9)	$(13.3)	$(12.7)	$(13.2)

The PBO and ABO exceeded the fair value of pension plan assets for the Company's U.S. and French defined benefit pension plans as of December 31, 2007 and 2006, as follows (dollars in millions):

	United States		France
	2007	2006	2007	2006
PBO	$107.0	$111.9	$46.2	$43.6
ABO	106.0	107.7	37.3	37.7
Fair value of plan assets	94.8	84.2	31.3	30.3

As of December 31, 2007, the pre-tax amounts in accumulated other comprehensive loss that have not been recognized as components of net periodic benefit cost for the U.S. and French pension plans and other postretirement benefit plans in the United States are as follows (dollars in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Accumulated loss	$21.9	$8.2	$3.0
Prior service credit	(0.1)	0.6	(0.9)

Accumulated other comprehensive loss	$21.8	$8.8	$2.1

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts in accumulated other comprehensive loss at December 31, 2007, which are expected to be recognized as components of U.S. and French net periodic benefit cost in 2008 are as follows (dollars in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Amortization of accumulated loss	$1.1	$0.4	$0.2
Amortization of prior service credit	—	0.1	(0.2)

Total	$1.1	$0.5	$—

Assumptions are used to determine the Company's benefit obligations. The rate used to discount the Company's PBO back to a present value is called the discount rate. The discount rate fluctuates from year to year based on current market interest rates for high-quality fixed-income investments. The Company also evaluates the expected average duration of its pension obligations in determining its discount rate. A change in the discount rate assumption of 0.25 percent would change the Company's estimated 2008 U.S. and French pension expense each by approximately $0.2 million. An assumed long-term rate of compensation increase is also used to determine the PBO. The weighted average assumptions used to determine benefit obligations as of December 31, 2007 and 2006 were as follows:

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2007	2006	2007	2006	2007	2006
Discount rate	6.40%	6.00%	5.20%	4.30%	6.40%	6.00%
Rate of compensation increase	3.50%	3.50%	2.25%	2.25%	—%	—%

For purposes of measuring the U.S. postretirement healthcare benefit obligation, the following assumptions were used at December 31, 2007 and 2006:

	2007	2006
Health care cost trend assumed for next year	8.25%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2013	2012

A 1-percentage point increase or decrease in the healthcare cost trend rate would have a nominal effect on the total of the service and interest cost components of the postretirement benefit obligation, as well as the total postretirement benefit obligation, at December 31, 2007.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net pension and postretirement healthcare and life insurance benefit costs for U.S. employees and net pension benefit costs for French employees for the years ended December 31, 2007, 2006 and 2005 were as follows (dollars in millions):

	Pension Benefits						OPEB Benefits
	United States			France			United States
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Service cost	$1.0	$1.5	$2.7	$1.7	$1.9	$1.7	$0.2	$0.3	$0.3
Interest cost	6.6	6.6	6.4	1.8	1.7	1.9	0.8	0.7	0.7
Expected return on plan assets	(7.6)	(7.0)	(6.7)	(1.4)	(1.3)	(1.4)	—	—	—
Amortizations and other	1.9	2.0	2.9	0.9	0.7	0.9	—	—	(0.1)
Curtailment credit	(0.1)	(0.1)	(0.8)	(0.4)	—	—	—	—	—

Net periodic benefit cost	$1.8	$3.0	$4.5	$2.6	$3.0	$3.1	$1.0	$1.0	$0.9

Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The expected long-term rate of return on plan assets is used to reduce the expected gross periodic cost of the Company's benefits by that amount expected to be earned on assets of the plan. The expected long-term target rate of return on plan assets is based upon the Company's projected investment mix of plan assets, the assumption that future returns will be close to the historical long-term rate of return experienced for equity and fixed income securities and a 10 to 15 year investment horizon, so that fluctuations in the interim should be viewed with appropriate perspective. A change in the long-term rate of return assumption of 0.25 percent would change the Company's estimated 2008 U.S. and French pension expense by approximately $0.2 million and $0.1 million, respectively. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Pension Benefits									OPEB Benefits
	United States						France			United States
	2007		2006		2005		2007	2006	2005	2007	2006	2005
Discount rate	6.40	(1)	6.50	%(2)	5.25	%(3)	5.20%	4.30%	5.75%	6.0%	5.75%	5.75%
Expected long-term rate of return on plan assets	8.75		9.00%		9.00%		4.75	4.75	4.75	—	—	—
Rate of compensation increase	3.50		3.50%		3.50%		2.25	3.00	3.50	—	—	—

(1)
For the period of August 1, 2007 to December 31, 2007, the discount rate was increased to 6.40 percent from 6.00 percent.

(2)
For the period of June 1, 2006 to December 31, 2006, the discount rate was increased to 6.50 percent from 5.75 percent.

(3)
For the period of July 1, 2005 to December 31, 2005, the discount rate was decreased to 5.25 percent from 5.75 percent.

The Company's investment strategy with respect to its U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure the plans' fiscal health. The Company's investment strategy with respect to its French pension plan assets is to invest plan assets at a low level of risk. The primary goal of the Company's pension plans is to maintain the highest probability of

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assuring future benefit payments to participants while providing growth of capital in real terms. To achieve this goal, the investment philosophy is to protect plan assets from large investment losses, particularly over time, while growing the assets as fast as prudently possible. While there cannot be complete assurance that the objectives will be realized, the Company believes that the likelihood of realizing the objectives are reasonable based upon this investment philosophy. The Company has an investment committee that meets formally on a periodic basis to review the portfolio returns and to determine asset mix targets. The U.S. and French pension plan's asset target allocation by asset category for 2008 and actual allocation by asset category at December 31, 2007 and 2006 were as follows:

	United States			France
Asset Category	2008 Target	December 31, 2007	December 31, 2006	2008 Target	December 31, 2007	December 31, 2006
Cash and cash equivalents	—%	2%	—%	15%	25%	10%
Equity securities*	60	60	63	25	25	15
Fixed income securities	20	18	18	55	50	75
Alternative investments**	20	20	19	5	—	—

Total	100%	100%	100%	100%	100%	100%

*
Target allocation for equity securities under the U.S. pension plan only for 2008 includes 10 percent in international equity securities and 10 percent in domestic small company equity securities with the balance of the allocation in domestic large company equity securities. None of the Company's pension plan assets are targeted for investment in SWM stock, except that it is possible that 1 or more mutual funds held by the plan could hold shares of SWM.

**
Investments in this category under the U.S. pension plan only may include hedge funds, and may include real estate under the French pension plan.

The Company expects the following estimated undiscounted future pension benefit payments for the United States and France and future postretirement healthcare and life insurance benefit payments for the United States, which are to be made from pension plan and employer assets, net of amounts that will be funded from retiree contributions, and which reflect expected future service, as appropriate (dollars in millions):

	United States
	Pension Benefits	Healthcare and Life Insurance Benefits	France Pension Benefits
2008	$6.1	$1.1	$8.1
2009	6.4	1.1	2.6
2010	6.6	1.1	0.9
2011	7.0	1.1	2.7
2012	7.3	1.1	4.8
2013-2017	41.7	5.2	23.7

The Company currently expects to contribute approximately $8 to $10 million during 2008 to its U.S. and French pension plans in order to help improve the funded status of these plans. The Company expects to pay $1 to $2 million during 2008 to cover its net U.S. postretirement healthcare and life insurance benefit payments.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Foreign Pension Benefits

In Brazil and Indonesia, employees are covered under government-administered programs. In the Philippines, the employee pension benefits are not significant and therefore are not included in the above disclosures.

Other Benefits

The Company provides U.S. executives, certain other key personnel and its directors the opportunity to participate in deferred compensation plans. Participating employees can elect to defer a portion of their salaries and certain other compensation. Participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as deferred stock unit credits. The Company's liability balance under these plans totaled $5.6 million and $4.8 million at December 31, 2007 and 2006, respectively, which were included on the consolidated balance sheet in Other Liabilities. In connection with these plans, as well as the Company's supplemental retirement and severance plans, the Company has a grantor trust into which it has contributed funds toward its future obligations under the various plans (See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements). The balance of grantor trust assets totaled $5.4 million and $4.7 million at December 31, 2007 and 2006, respectively, which were included in Other Assets on the consolidated balance sheet.

In accordance with French law, certain salaried employees in France may accumulate unused regular vacation and supplemental hours of paid leave that can be credited to an individual's Compte Epargne Temps, or CET. The CET account may grow over an individual's career and the hours accumulated may be withdrawn upon retirement or under other special circumstances at the individual's then current rate of pay. The balance of the Company's liability for this program reflected in the accompanying consolidated balance sheet in Other Liabilities was $6.7 million and $5.5 million at December 31, 2007 and 2006, respectively.

Note 7. Stockholders' Equity

Equity Participation Plan

Prior to 2006, the Company's Equity Participation Plan provided that eligible employees were granted stock options which, when exercised, gave the recipient the right to purchase the Company's Common Stock at a price no less than the "fair market value" (as defined in the Equity Participation Plan) of such stock at grant date. The Equity Participation Plan expired in 2005 and was not renewed.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents stock option activity for the years 2007, 2006 and 2005:

	2007
			2006		2005
		Weighted- Average Exercise Price
	Options		Options	Weighted- Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	1,027,392	$25.59	1,162,592	$24.48	1,360,393	$21.54
Granted	—	—	—	—	200,100	32.79
Forfeited	—	—	—	—	(18,200)	29.10
Exercised	(206,307)	21.24	(135,200)	16.01	(379,701)	18.12

Outstanding at end of year	821,085	26.68	1,027,392	25.59	1,162,592	24.48

Options exercisable at year-end	813,085	$26.69	1,013,392	$25.59	1,054,312	$24.44

Weighted-average per share fair value of options granted during the year					$8.64

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$13.00 to $19.35	107,664	2.5 years	$18.24	107,664	$18.24
$23.05 to $28.02	354,621	4.7	23.97	346,621	23.93
$30.17 to $34.55	358,800	6.4	31.89	358,800	31.89

$13.00 to $34.55	821,085	5.2 years	$26.68	813,085	$26.69

Restricted Stock Plan

Effective December 1999, the Company established a Restricted Stock Plan, or RSP, which is intended to promote its long-term financial success by attracting and retaining outstanding executive personnel and to motivate such personnel by means of restricted stock grants. The Compensation Committee of the Company's Board of Directors selects participants and establishes the terms of any grant of restricted stock. The Company's RSP provides that issuance of restricted stock immediately transfers ownership rights in shares of its Common Stock to the recipient of the grant, including the right to vote the shares and to receive dividends thereon, at a share price established by the Compensation Committee in its discretion. The recipient's continued ownership of and right to freely transfer the restricted stock is subject to such conditions on transferability and to such risks of forfeiture as are established by the Compensation Committee at the time of the grant, which may include continued employment with the Company for a defined period, achievement of specified management performance objectives or other conditions established by the Compensation Committee. The number of shares, which may be issued under this RSP, is limited to the lesser of 1,000,000 shares or the number of treasury shares held by the Company as of the date of any grant. No single participant may be awarded, in the aggregate, more than 50 percent of the shares authorized to be issued under the RSP. As of December 31, 2007, 182,335 restricted shares had been

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issued under the RSP of which 77,572 shares of issued restricted stock were not yet vested. The following table presents restricted stock activity for the years 2007 and 2006:

	2007		2006
	# of Shares	Weighted-Average Fair Value at Date of Grant	# of Shares	Weighted-Average Fair Value at Date of Grant
Nonvested restricted shares outstanding at January 1	80,303	$25.62	28,500	$25.43
Granted	33,000	26.56	70,803	25.26
Forfeited	(4,968)	26.16	(3,000)	25.97
Vested	(30,763)	22.84	(16,000)	23.62

Nonvested restricted shares outstanding at December 31	77,572	25.88	80,303	25.62

Restricted Stock Plan Performance Based Shares

The Company recognized $4.1 million of compensation expense during 2007 for 306,330 shares of restricted stock awards that are expected to be earned under the current 2007 and 2008 LTIP program, with an offsetting credit to additional paid-in-capital.

Basic and Diluted Shares Reconciliation

A reconciliation of the average number of common shares outstanding used in the calculations of basic and diluted net income (loss) per share follows (in thousand's). There was no dilutive effect for potential common shares outstanding in 2006 because the Company had a net loss.

	For the Years Ended December 31,
	2007	2006	2005
Average number of common shares outstanding	15,529.4	15,393.5	15,150.1
Dilutive effect of:
—stock options	45.5	—	248.6
—restricted stock	146.0	—	34.7
—directors' deferred stock compensation	20.7	—	17.0

Average number of common and potential common shares outstanding	15,741.6	15,393.5	15,450.4

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the Company's common shares during the respective periods, as summarized below (shares in thousands).

	For the Years Ended December 31,
	2007	2006	2005
Average number of share equivalents not included	277.4	—	336.1
Weighted-average option price per share	$31.79	$—	$31.04
Expiration date of options	2008 to	—	2008 to
	2015	—	2015
Options outstanding at year-end not included	368.8	—	590.0

Note 8. Commitments and Contingencies

Leases

Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of 1 year as of December 31, 2007 are less than $1.3 million annually over each of the next 5 years and none thereafter. Rental expense under operating leases was $5.7 million for 2007, $5.5 million for 2006 and $6.4 million for 2005.

Other Commitments

PdM has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $2 million per year. PdM's future purchases at this mill are expected to be at levels that exceed such minimum levels under the contract, which expires in 2013.

The Company enters into certain other immaterial contracts from time to time for the purchase of certain raw materials. The Company also enters into certain contracts for the purchase of equipment and related costs in connection with its ongoing capital projects, for which there were no material commitments at December 31, 2007.

During 2004, LTRI and PdM both entered into agreements with an energy cogeneration supplier whereby the supplier constructed and operates a cogeneration facility at the mills and supplies steam that is used in the operation of the mills. The construction phase of the LTRI cogeneration facility was completed in late 2005 and the PdM cogeneration facility was placed in service during the fourth quarter of 2007, with the supplier bearing the entire capital cost of both projects. Following start-up of these facilities, LTRI and PdM are committed to purchasing minimum annual amounts of steam generated by each of these facilities for a period of 15 years under the agreements. These minimum annual commitments together total approximately $4 to $5 million. LTRI's and PdM's current and expected requirements for steam are at levels that exceed the minimum levels under the respective contracts.

During 2006, SWM-B and PdM separately entered into agreements for the transmission and distribution of energy. The SWM-B contract for the electrical energy supply is for the period May 1, 2006 to December 31, 2010 covering 100 percent of the mill's consumption of electrical energy. The absolute value of the electric energy being provided under this contract is approximately $5 million annually. The SWM-B agreements for transmission and distribution are revolving annual contracts with the absolute value of the services being provided under these 2 contracts at approximately $3 to $4 million annually. The PdM

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreement is for the period April 1, 2007 to April 1, 2008 and provides for the supply of 100 percent of its requirements for natural gas and associated distribution to service its paper mill. The absolute value of the natural gas and distribution to be provided under this contract is estimated at approximately $11 million.

As of December 31, 2007, the Company had issued guarantee instruments in connection with certain agreements and as required by regulatory agencies in connection with certain of its ongoing obligations, as follows: (i) The Company issued a surety bond to a standby trust of which the State of Massachusetts is beneficiary beginning in 1998 in the principal amount of $1.5 million related to its ongoing obligation for post-closure monitoring and maintenance of a landfill site. This surety bond was replaced with a letter of credit for the same principal amount effective April 2003. The Company has a liability recorded at December 31, 2007 of $0.5 million based on its current estimate of the remaining costs to perform such post-closure care. (ii) Since 1995, the Company has issued an annual letter of credit to an insurance company, the current principal amount of which was $1.3 million as of December 31, 2007, in connection with its administration of its workers compensation claims in the United States, for which it has recorded a liability of $2.1 million at December 31, 2007. (iii) The Company began issuing a letter of credit to the Township of East Brunswick, New Jersey beginning in 1988, the current principal amount of which was $0.3 million as of December 31, 2007, in connection with its long-term obligation related to the municipality's recovery of the cost of installation of a water line to its Spotswood mill, for which the Company has recorded liability of $0.2 million at December 31, 2007. (iv) The Company has certain other letters of credit and surety bonds outstanding at December 31, 2007, which are not material either individually or in the aggregate.

Litigation

Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, a form of value-added tax in Brazil, was assessed to SWM-B in December of 2000. SWM-B received 2 assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS taxes from January 1995 through November 2000, which together with interest and penalties totaled approximately $14 million based on the foreign currency exchange rate at December 31, 2000, collectively the Assessment.

The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. One of the 2 assessments related in part to tax periods that predated the Company's acquisition of Pirahy and is covered in part by an indemnification from the sellers of Pirahy, or Assessment 1 (case number 2001.001.115144-5). The second assessment pertains exclusively to periods that SWM-B owned the Pirahy mill, or Assessment 2 (case number 2001.001.064544-6). While SWM-B is primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owner under the indemnification.

SWM-B has contested the Assessment based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers used in the production of books, newspapers and periodicals, or immune papers, and the raw material inputs used to produce immune papers. Presently, part of the Assessment, for which SWM-B has received favorable lower court rulings, is pending on appeal before the Federal Supreme Court under case number A1588187 and another part of the Assessment, for which SWM-B has primarily received unfavorable lower court rulings, is pending on appeal before the Third Vice Presidency under case no. 2005.134.05319.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, since the final resolution involves presentation of the matter to the Supreme Court of Brazil, it is not likely to be finally resolved in the near future. Based on the foreign currency exchange rate at December 31, 2007, the Assessment totaled approximately $25 to $26 million as of December 31, 2007, of which approximately $12 million is covered by the above-discussed indemnification. No liability has been recorded in the Company's consolidated financial statements for the Assessment based on its evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

In February 2004, SWM-B filed suit against the State of Rio de Janeiro in the 11th Court of Public sitting in Rio de Janeiro, case number 2004.001.022063-6, to recover ICMS credits previously reversed in 2000 following receipt of the Assessment. After the Assessment was filed against SWM-B, it changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of having received favorable lower court rulings to the Assessment, SWM-B petitioned the court for permission to offset overpaid ICMS taxes against current tax liabilities. The amount of the claim totals approximately $2 million, based on the foreign currency exchange rate at December 31, 2007. In August 2006, SWM-B filed an interlocutory appeal, which has not yet been ruled upon. As of December 31, 2007, no asset has been recorded for this potential recovery.

Imposto sobre Produtos Industrializados, or IPI, a form of federal value-added tax in Brazil. Schweitzer-Mauduit do Brasil v. Federal Union, Federal Regional Tribunal sitting in Rio de Janeiro, case number 2004.51.04.000502-4 (March 5, 2004).

SWM-B instituted action in March 2004 to recover credits on past and future purchases of raw materials that are exempt from IPI taxes or that carry an IPI tax rate of zero. The recovery would be in the form of presumed credits that could be applied to offset other IPI tax liabilities. The action for recovery is based on the principle in Brazilian law of non-cumulative taxes. The potential recovery of IPI credits, depending upon several contested factors, could be in the range of $10 to $20 million, which amounts the Company considers a gain contingency and have not recorded in its consolidated financial statements. While a favorable ruling was received at the first court level during March 2007, the Company received an unfavorable ruling on appeal in the Second Degree and the Company has appealed that ruling to the Superior Court of Justice where the matter is still pending. The final resolution of this matter will likely entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be resolved for several years.

Indemnification Matters

In connection with its spin-off from Kimberly-Clark in 1995, the Company undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to it that were not identified as excluded liabilities in the related agreements. As of December 31, 2007, there are no claims pending under this indemnification that the Company deems to be material.

General Matters

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without a material adverse effect on the Company's consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental Matters

The Company's operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of the Company's operations exposes it to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental laws and regulations, it believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation and monitoring of certain hazardous waste disposal sites, will not have a material adverse effect on its financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on its financial condition or results of operations.

The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada. For these purposes, the Company incurred total capital expenditures of $0.2 million in 2007, and expects to incur approximately $1 million in each of 2008 and 2009, of which no material amount was the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on its financial condition or results of operations.

Note 9. Segment Information

General Information

The Company operates and manages 3 reportable segments: United States, or U.S., France and Brazil. These segments are based on the geographical location of the Company's manufacturing operations. These business segments manufacture and sell cigarette, plug wrap and tipping papers used to wrap various parts of a cigarette, reconstituted tobacco products and paper products used in cigarette packaging, as well as certain non-tobacco industry products. While the products are similar in each segment, they vary based on customer requirements and the manufacturing capabilities of each of the operations. The Philippine and Indonesian financial results are included in the French business segment because the results of the Philippine and Indonesian operations are not material for segment reporting purposes and since the products of the Philippine and Indonesian businesses are coordinated with sales of the Company's French operations in southeast Asia. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

Tobacco industry products comprised approximately 90 percent of the Company's consolidated net sales in each of the years 2005 through 2007. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

Information about Sales, Profit and Assets

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements). The Company primarily evaluates segment performance and allocates resources based on operating profit (loss) and cashflow.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For purposes of the segment disclosure in the following tables, the term "United States" includes operations in the United States and Canada. The Canadian operations only produce flax fiber used as a raw material in the U.S. operations. The term "France" includes operations in France, Indonesia and the Philippines because the results of the Indonesian and Philippine operations are not material for segment reporting purposes and their sales are integrated with sales of the Company's French operations in southeast Asia. Sales of products between segments are made at market prices and elimination of these sales is referred to in the following tables as intersegment sales. Expense amounts not associated with segments are referred to as unallocated expenses. Assets reported by segment represent assets which are directly used by that segment. Unallocated items and eliminations, net include immaterial balances of the Company's holding company in Spain.

(dollars in millions)

	Net Sales
	2007		2006		2005
France	$435.0	60.9%	$385.0	58.8%	$416.0	62.1%
United States	226.0	31.6	221.8	33.8	215.2	32.1
Brazil	73.0	10.2	67.3	10.3	60.2	9.0

Subtotal	734.0	102.7	674.1	102.9	691.4	103.2

Intersegment sales by:
France	(4.2)	(0.6)	(9.8)	(1.5)	(13.6)	(2.0)
United States	(2.8)	(0.4)	(1.2)	(0.2)	(1.1)	(0.2)
Brazil	(12.2)	(1.7)	(7.9)	(1.2)	(6.9)	(1.0)

Subtotal	(19.2)	(2.7)	(18.9)	(2.9)	(21.6)	(3.2)

Consolidated	$714.8	100.0%	$655.2	100.0%	$669.8	100.0%

	Operating Profit (Loss)						Total Assets
	2007		2006		2005		2007		2006
France	$27.1	151.4%	$8.1	152.8%	$44.6	113.5%	$482.8	62.3%	$396.3	56.8%
United States	5.0	27.9	5.2	98.1	(0.7)	(1.8)	199.9	25.8	222.5	31.9
Brazil	(3.3)	(18.4)	(0.7)	(13.2)	0.6	1.5	92.3	11.9	78.3	11.3

Subtotal	28.8	160.9	12.6	237.7	44.5	113.2	$775.0	100.0%	$697.1	100.0%
Unallocated items and eliminations, net	(10.9)	(60.9)	(7.3)	(137.7)	(5.2)	(13.2)	—	—	—	—

Consolidated	$17.9	100.0%	$5.3	100.0%	$39.3	100.0%	$775.0	100.0%	$697.1	100.0%

	Capital Spending						Depreciation and Amortization
	2007		2006		2005		2007		2006		2005
France	$27.1	56.8%	$5.2	54.2%	$11.6	61.7%	$22.8	53.9%	$21.2	48.8%	$21.2	53.7%
United States	9.6	20.1	3.3	34.4	4.6	24.5	15.5	36.6	17.8	41.0	14.6	37.0
Brazil	11.0	23.1	1.1	11.4	2.6	13.8	4.0	9.5	4.4	10.2	3.7	9.3

Consolidated	$47.7	100.0%	$9.6	100.0%	$18.8	100.0%	$42.3	100.0%	$43.4	100.0%	$39.5	100.0%

Information about Geographic Areas

Long-lived assets, excluding deferred income tax assets and certain other deferred charges, were $304.8 million, $105.0 million and $63.2 million in France, the United States and Brazil, respectively, as of

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, and $258.7 million, $121.0 million and $46.1 million in France, the United States and Brazil, respectively, at December 31, 2006.

For purposes of the geographic disclosure in the following table, net sales are attributed to geographic locations based on the location of the Company's direct customers (dollars in millions):

	Net Sales
	2007	2006	2005
Europe and the former Commonwealth of Independent States	$302.5	$255.1	$286.4
United States	178.8	159.6	163.9
Asia/Pacific (including China)	130.6	108.7	109.2
Latin America	69.9	80.3	67.4
Other foreign countries	33.0	51.5	42.9

Consolidated	$714.8	$655.2	$669.8

Note 10. Major Customers

Philip Morris and BAT, together with their respective affiliates and designated converters, accounted for 41 percent, 40 percent and 49 percent of the Company's 2007, 2006 and 2005 consolidated net sales, respectively. The loss of 1 or both such customers, or a significant reduction in 1 or both of these customers' purchases, could have a material adverse effect on the Company's results of operations.

Since January 1, 1993, the Company has been the single source of supply of Cigarette Papers to Philip Morris' U.S. operations, or Philip Morris USA. During December 2006, the Company provided Philip Morris USA with a notice of phase-out of the Second Amended and Restated Agreement for Fine Paper Supply, or SSA, between the 2 companies, effective December 31, 2006. Under the phase-out terms of the SSA, the Company is obligated to supply up to 100 percent of Philip Morris USA's annual cigarette, base tipping and plug wrap paper requirements for 2008 at current selling prices, which are subject to potential increases. Philip Morris USA is obligated to purchase from the Company at least 50 percent of its annual cigarette, base tipping and plug wrap paper requirements for 2008. The phase-out currently expires on December 31, 2008, at which time neither company has any further obligation under the SSA.

The Company also has an exclusive supply arrangement with Philip Morris USA for a jointly-developed banded cigarette paper that is used in LIP cigarettes. The Company produces banded cigarette paper in sufficient quantities to support Philip Morris USA's commercial sales of LIP cigarettes. The notification of phase-out of the SSA does not affect the supply agreement between the Company and Philip Morris USA concerning banded cigarette paper used to produce LIP cigarettes. Under this agreement, Philip Morris USA is obligated to purchase 100 percent of its requirements for banded cigarette papers for a minimum period of 7 years, and the Company is obligated to supply such product for a minimum of 13 years.

The Company had sales to the minority shareholder of LTRI of $27.9 million, $21.6 million and $27.9 million in 2007, 2006 and 2005, respectively.

Philip Morris and BAT, which, together with their respective affiliates and designated converters accounted for 34 percent and 30 percent of consolidated trade accounts receivable at December 31, 2007 and 2006, respectively.

The Company performs ongoing credit evaluations on all of its customers' financial condition and generally does not require collateral or other security to support customer receivables. Substantial portions of the Company's consolidated accounts receivable are due from companies in the tobacco industry, which

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

has been and continues to be under substantial pressure from legal, regulatory and tax developments. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation, regulatory actions and additional taxes may have on the tobacco industry, its financial liquidity or relationships with its suppliers. Nor is it possible to predict what additional legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect the tobacco products industry in general.

Note 11. Subsequent Event

In January 2008, 2 of the Company's French subsidiaries purchased the 28 percent minority interest in LTRI owned by Société Nationale d'Exploitation Industrielle des Tabacs et Allumettes, S.A., a subsidiary of Altadis, S.A., subsequent to which the Company owns 100 percent of the outstanding shares of LTRI. The purchase price of 35 million euros, or approximately $50 million, was funded by borrowings under the Euro Revolver of the Credit Agreement.

Note 12. Supplemental Disclosures

Analysis of Allowances for Doubtful Accounts and Sales Discounts:

	Balance at Beginning of Period	Charged to Expense	Write-offs and Discounts	Currency Translation	Balance at End of Period
	(dollars in millions)
For the Year Ended December 31, 2007
Allowance for doubtful accounts	$0.5	$0.2	$(0.2)	$0.1	$0.6
Allowance for sales discounts	—	—	—	—	—

Total	$0.5	$0.2	$(0.2)	$0.1	$0.6

For the Year Ended December 31, 2006
Allowance for doubtful accounts	$0.5	$0.2	$(0.2)	$—	$0.5
Allowance for sales discounts	—	0.1	(0.1)	—	—

Total	$0.5	$0.3	$(0.3)	$—	$0.5

For the Year Ended December 31, 2005
Allowance for doubtful accounts	$0.5	$0.1	$(0.1)	$—	$0.5
Allowance for sales discounts	—	0.1	(0.1)	—	—

Total	$0.5	$0.2	$(0.2)	$—	$0.5

Supplemental Cash Flow Information

	For the Years Ended December 31,
	2007	2006	2005
	(dollars in millions)
Interest paid	$6.6	$6.6	$5.7
Interest capitalized	—	0.1	—
Income taxes paid	4.2	6.1	7.1

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	At December 31,
	2007	2006	2005
Capital spending in accounts payable and accrued liabilities	$7.4	$5.3	$—

Note 13. Quarterly Financial Information (Unaudited)

The following tables summarize the Company's unaudited quarterly financial data for the years ended December 31, 2007 and 2006 (dollars in millions, except per share amounts):

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$170.3	$171.8	$184.2	$188.5	$714.8
Gross Profit	28.3	26.0	30.4	23.4	108.1
Restructuring Expense (Income)(1)	2.7	3.4	18.2	(0.3)	24.0
Operating Profit (Loss)(1)	9.1	6.0	(3.0)	5.8	17.9
Net Income (Loss)(1)	$4.2	$1.0	$(4.3)	$2.5	$3.4
Net Income (Loss) Per Share:
Basic(1)	$0.27	$0.06	$(0.27)	$0.16	$0.22
Diluted(1)	$0.27	$0.06	$(0.27)	$0.16	$0.22

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$165.4	$162.1	$161.5	$166.2	$655.2
Gross Profit	24.6	22.2	22.7	14.6	84.1
Restructuring Expense(1)	0.5	3.4	12.4	4.8	21.1
Operating Profit (Loss)(1)	9.0	4.2	(2.8)	(5.1)	5.3
Net Income (Loss)(1)	$4.6	$0.7	$(1.7)	$(4.4)	$(0.8)
Net Income (Loss) Per Share:
Basic (1)	$0.30	$0.04	$(0.11)	$(0.28)	$(0.05)
Diluted (1)	$0.30	$0.04	$(0.11)	$(0.28)	$(0.05)

  (1)
  2007 and 2006 results included pretax restructuring expenses in each quarter in connection with the Company's restructuring activities in the United States, France and Brazil. The after tax effect of these charges was unfavorable to net income (loss) and net income (loss) per share in 2007 and 2006 as follows (dollars in millions, except per share amounts):

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Income (Loss)	$1.8	$2.2	$11.6	$(0.1)	$15.5
Net Income (Loss) per share	$0.11	$0.14	$0.73	$—	$0.98

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Income (Loss)	$0.3	$2.2	$8.1	$3.1	$13.7
Net Income (Loss) per share.	$0.02	$0.14	$0.52	$0.20	$0.88

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income (loss), changes in stockholders' equity and comprehensive income, and cash flow for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flow for each of the three years in the period ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, on January 1, 2006, the Company changed its method of accounting for share-based payments to conform to Statement of Financial Accounting Standards No. 123R (revised 2004), "Share Based Payment." As discussed in Note 2 as of December 31, 2006, the Company changed its method of accounting for defined benefit pension and other postretirement plans to conform to Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Post Retirement Plans."

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 7, 2008

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

Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K. Last year the Chief Executive Officer submitted a Section 12(a) CEO Certification to the NYSE and the Chief Executive Officer and Chief Financial Officer submitted the certification required under Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to the Form 10-K filed on March 2, 2007.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Schweitzer-Mauduit International, Inc. have been detected. As of December 31, 2007, we had no material weaknesses based on our tests using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included herein.

Item 9B.    Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the internal control over financial reporting of Schweitzer-Mauduit International, Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Schweitzer-Mauduit International, Inc. and subsidiaries (the "Company") as of December 31, 2007, and the related consolidated statements of income (loss), changes in stockholders' equity and comprehensive income, and cash flow for the year ended December 31, 2007, and our report dated March 7, 2008 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 7, 2008

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information concerning our directors is hereby incorporated by reference to our 2008 Proxy Statement. Information with respect to our executive officers is set forth in Part I of this Form 10-K under the caption, "Executive Officers." Executive officers of Schweitzer-Mauduit are elected to hold office until the next annual meeting of the Board of Directors following the annual meeting of stockholders and until election of successors, subject to removal by the Board. There are no family relationships between any of the directors, or any of our executive officers.

Audit Committee Financial Expert

We have a standing audit committee, or the Audit Committee, in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of Messrs. McCullough (Chairman), Caldabaugh, and Jackson. The Board of Directors has determined that Messrs. Mccullough, Caldabaugh and Jackson are "independent" as defined under Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act and by the NYSE Independence Standards. The Board of Directors has also determined that Messrs. Mccullough, Caldabaugh and Jackson each qualify as an "audit committee financial expert" as defined under Item 401(h) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10 percent of a registered class of its equity securities to file reports with the Securities and Exchange Commission regarding beneficial ownership of Common Stock and other equity securities of the Corporation. Officers, directors and greater than 10 percent stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Information concerning Section 16(a) beneficial ownership reporting is hereby incorporated by reference to our 2008 Proxy Statement.

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

Item 11.    Executive Compensation

The information in the section of the 2008 Proxy Statement captioned "Executive Compensation," except the item captioned "Comprehensive Compensation Discussion and Analysis," is incorporated in this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the sections of the 2008 Proxy Statement captioned "Security Ownership of Management" and "Security Ownership of Certain Beneficial Holders" is incorporated in this Item 12 by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information in the section of the 2008 Proxy Statement captioned "Certain Transactions and Business Relationships" is incorporated in this Item 13 by reference.

Item 14.    Principal Accountant Fees and Services

The information in the section of the 2008 Proxy Statement captioned "Audit Committee Report" is incorporated in this Item 14 by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)  Documents filed as part of this report:

1. Consolidated Financial Statements

The following reports and financial statements are filed herewith on the pages indicated:

Page
Consolidated Statements of Income (Loss) for the years ended December 31, 2007, 2006 and 2005	52
Consolidated Balance Sheets as of December 31, 2007 and 2006 (Restated)	53
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the years ended December 31, 2007, 2006 (Restated) and 2005 (Restated)	54
Consolidated Statements of Cash Flow for the years ended December 31, 2007, 2006 and 2005	55
Notes to Consolidated Financial Statements	56
Report of Independent Registered Public Accounting Firm	94

2. Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

3. Exhibits

Exhibit Number		Exhibit
	3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10, dated September 12, 1995).
	3.2	By-Laws, as amended on and through April 24, 2003 (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2003).
	4.1	Form of Common Stock Certificate as of October 1, 2000 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000).
	4.2	Rights Agreement Amended and Restated as of October 1, 2000 (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2000).
	10.4	Outside Directors' Stock Plan Amended and Restated as of April 24, 2003 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2003).
	10.5	Annual Incentive Plan Amended and Restated as of February 25, 1999 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 1998).
	10.6	Equity Participation Plan Amended and Restated as of April 26, 2001 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2000).
	10.7	Long-Term Incentive Plan effective as of January 1, 2001 (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2001).
	10.8.1	Deferred Compensation Plan, Amended and Restated as of April 21, 2000 (incorporated by reference to Exhibit 10.8.1 to Form 10-Q for the quarter ended March 31, 2000).
	10.8.2	Deferred Compensation Plan for Non-Employee Directors, effective April 1, 2000 (incorporated by reference to Exhibit 10.8.2 to Form 10-Q for the quarter ended March 31, 2000).
*	10.9	Restricted Stock Plan Amended and Restated as of February 22, 2007.

10.10	Supplemental Benefit Plan Amended and Restated as of February 25, 1999 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 1998).
10.11	Executive Severance Plan Amended and Restated as of February 24, 2000 (incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2000).
10.12.1	Second Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of July 1, 2000† (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000).
10.12.2	Amended and Restated Technology Ownership, Technical Assistance and Technology License Agreement by and among Philip Morris Incorporated, Philip Morris Products, Inc. and Schweitzer-Mauduit International, Inc., effective as of July 1, 2000† (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000).
10.12.3	Amended and Restated Addendum to Second Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer-Mauduit International, Inc. for Fine Paper Supply effective as of July 1, 2000† (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2000).
10.12.4	Amendment No. 1 to the Second Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of May 23, 2002† (incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2002).
10.12.5	Amendment No. 2 to the Second Amended and Restated Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of April 28, 2003† (incorporated by reference to Exhibit 10.12.5 to Form 10-Q for the quarter ended June 30, 2003).
10.12.6	Amendment No. 3 to the Second Amended and Restated Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of August 11, 2003† (incorporated by reference to Exhibit 10.12.6 to Form 10-K for the year ended December 31, 2003).
10.12.7	Amendment No. 6 to the Second Amended and Restated Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of December 31, 2004† (incorporated by reference to Exhibit 10.12.7 to Form 10-K for the year ended December 31, 2004).
10.12.8	Amendment No. 5 to the Amended and Restated Addendum to Fine Papers Supply Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc., effective as of December 31, 2004† (incorporated by reference to Exhibit 10.12.8 to Form 10-K for the year ended December 31, 2004).
10.12.9	Amendment No. 7 to the Second Amended and Restated Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of December 31, 2005†.
10.12.10	Amendment No. 6 to the Amended and Restated Addendum to Fine Papers Supply Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc., effective as of December 31, 2005†.
10.13	Natural Gas Supply Agreement, dated October 5, 2006, by and among Papeteries de Mauduit S.A.S. and ENI S.p.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006).

	10.14	Credit Agreement, dated July 31, 2006, by and among, Schweitzer-Mauduit International, Inc., Schweitzer-Mauduit France S.A.R.L. and a group of banks (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2006).
	10.15	Deferred Compensation Plan No. 2 for Non-Employee Directors (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2004).
	10.16	Deferred Compensation Plan No. 2, effective January 1, 2005 (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2004).
*	10.17	Summary of Non-Management Director Compensation.
*	10.18	Summary of Executive Officer Compensation.
	10.19	Schweitzer-Mauduit International, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2004).
	10.20	Schweitzer-Mauduit International, Inc. Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2004).
	10.21	Schweitzer-Mauduit International, Inc. Stock Option Agreement (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2004).
	10.22	Schweitzer-Mauduit International, Inc. Restricted Stock Option Agreement (incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended December 31, 2004).
	10.23	Electricity Supply Agreement, dated May 24, 2006, by and among, Schweitzer-Mauduit do Brasil, S.A. and Companhia Energetica do Sao Paulo, or CESP (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2006).
	14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended December 31, 2003).
*	21	Subsidiaries of the Company.
*	23	Consent of Independent Registered Public Accounting Firm.
*	24	Powers of Attorney.
*	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.F

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
	By:	/s/ WAYNE H. DEITRICH Wayne H. Deitrich Chairman of the Board and Chief Executive Officer
Dated: March 7, 2008		(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ WAYNE H. DEITRICH Wayne H. Deitrich	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 7, 2008
/s/ PETER J. THOMPSON Peter J. Thompson	Chief Financial Officer and Treasurer (principal financial officer)	March 7, 2008
/s/ WAYNE L. GRUNEWALD Wayne L. Grunewald	Controller (principal accounting officer)	March 7, 2008
* Frédéric P. Villoutreix	Chief Operating Officer Director	March 7, 2008
* Claire L. Arnold	Director	March 7, 2008
* K.C. Caldabaugh	Director	March 7, 2008
* Laurent G. Chambaz	Director	March 7, 2008
* Richard D. Jackson	Director	March 7, 2008
* Robert F. McCullough	Director	March 7, 2008
* Larry B. Stillman	Director	March 7, 2008
*By:	/s/ JOHN W. RUMELY, JR. John W. Rumely, Jr. Attorney-In-Fact	March 7, 2008

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Form 10-K filing:

  •
  "Banded cigarette paper" is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.

  •
  "Binder" is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.

  •
  "Cigarette paper" wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.

  •
  "Commercial and industrial products" include lightweight printing and writing papers, coated papers for packaging and labeling applications, business forms, battery separator paper, drinking straw wrap and other specialized papers.

  •
  "Flax" is a cellulose fiber from a flax plant used as a raw material in the production of certain cigarette papers.

  •
  "Lower ignition propensity cigarette paper" includes banded and print banded cigarette paper, both of which contain bands, which increase the likelihood that an unattended cigarette will self-extinguish.

  •
  "Net debt to adjusted EBITDA ratio" is a financial measurement used in bank covenants where "Net Debt" is defined as the current portion of long term debt plus other short term debt plus long term debt less cash and cash equivalents, and

  •
  "Adjusted EBITDA" is defined as net income excluding extraordinary or 1-time items, minority interest in earnings, loss from equity of affiliates, interest expense, income taxes and depreciation and amortization less amortization of deferred revenue.

  •
  "Net debt to capital ratio" is current and long term debt less cash and cash equivalents, divided by the sum of current debt, long term debt, minority interest and total stockholders' equity.

  •
  "Net debt to equity ratio" is current and long term debt less cash and cash equivalents, divided by minority interest and total stockholders' equity.

  •
  "Net operating working capital" is accounts receivable, inventory, current income tax refunds receivable and prepaid expense, less accounts payable, accrued liabilities and accrued income taxes payable.

  •
  "Opacity" is a measure of the extent to which light is allowed to pass through a given material.

  •
  "Operating profit return on assets" is operating profit divided by average total assets.

  •
  "Plug wrap paper" wraps the outer layer of a cigarette filter and is used to hold the filter materials in a cylindrical form.

  •
  "Porosity" is a measure of air flow permeability.

  •
  "Print banded cigarette paper" is a type of paper, used to produce lower ignition propensity cigarettes, with bands added to the paper during a printing process, subsequent to the papermaking process.

  •
  "Reconstituted tobacco" is produced in 2 forms: leaf, or reconstituted tobacco leaf, and wrapper and binder products. Reconstituted tobacco leaf is blended with virgin tobacco as a design aid to achieve certain attributes of finished cigarettes. Wrapper and binder are reconstituted tobacco products used by manufacturers of machine-made cigars.

  •
  "Restructuring expense" represents expenses incurred in connection with unusual or infrequently occurring activities intended to significantly change the size or nature of the business operations, including significantly reduced utilization of operating equipment, exit of a product or market or a significant workforce reduction.

  •
  "Tipping paper" joins the filter element to the tobacco-filled column of the cigarette and is both printable and glueable at high speeds.

  •
  "Wrapper" covers the outside of cigars providing a uniform, finished appearance.

BOARD OF DIRECTORS

 Claire L. Arnold[3,4]
Chief Executive Officer
Leapfrog Services, Inc.

 K.C. Caldabaugh[2,4]
Principal
Heritage Capital Group

 Laurent G. Chambaz
Partner
UGGC & Associes

 Wayne H. Deitrich
Chairman of the Board and
Chief Executive Officer
Schweitzer-Mauduit International, Inc.

 Richard D. Jackson[1,3,2]
Chairman of the Board
ebank Financial Services, Inc

 Robert F. McCullough[2]
Self-Employed Private
Investor

 Larry B. Stillman[3,4]
Vice President, Northwest Group
xpedx

 Frédéric P. Villoutreix
Chief Operating Officer
Schweitzer-Mauduit International, Inc.	OFFICERS

 Clifford J. Bienert
Vice President — U.S. Operations

 Wayne H. Deitrich
Chairman of the Board and
Chief Executive Officer

 Michel Fievez
President — European Operations

 William R. Foust
Vice President — Administration

 Wayne L. Grunewald
Controller

 Otto R. Herbst
President — the Americas

 Widjaja Jiemy
President — Southeast Asian Operations

 John W. Rumely, Jr.
General Counsel and Secretary

 Peter J. Thompson
Chief Financial Officer and Treasurer

 Frédéric P. Villoutreix
Chief Operating Officer

1
Lead Non-Management Director

2
Audit Committee
    (Chairman — Robert F. McCullough)

3
Compensation Committee
    (Chairman — Richard D. Jackson)

4
Nominating and Governance Committee
    (Chairman — K.C. Caldabaugh)

CORPORATE INFORMATION

Corporate Headquarters 100 North Point Center East Suite 600 Alpharetta, GA 30022-8246 Phone — 800-514-0186 or 770-569-4200 Facsimile — 770-569-4275 http://www.schweitzer-mauduit.com	Transfer Agent and Registrar American Stock Transfer & Trust Company 59 Maiden Lane New York, NY 10038 Phone — 800-937-5449 or 718-921-8200 http://www.amstock.com
Independent Registered Public Accounting Firm Deloitte & Touche LLP 191 Peachtree Street, Suite 1500 Atlanta, GA 30303

Stockholder Inquiries
We welcome inquiries from stockholders and other interested parties. We do not mail quarterly reports to our stockholders although our quarterly earnings and other press releases and quarterly and annual reports are accessible on our Web site. Alternatively, requests for information, including the e-mailing of quarterly earnings press releases, corporate governance guidelines and Board of Directors' committee charters can be made through the Investor Relations/Information Requests section of our Web site or can be made in writing and sent to the Investor Relations Department at the Corporate Headquarters address listed above.
Stock Exchange The Common Stock of Schweitzer-Mauduit International, Inc. is listed on the New York Stock Exchange. The ticker symbol is SWM.	Annual Meeting The Annual Meeting of Stockholders will be held on April 24, 2008 at 11:00 a.m. at our Corporate Headquarters located at 100 North Point Center East, Suite 600, Alpharetta, Georgia.

QuickLinks

PART I.
  Item 1. Business
GENERAL
DESCRIPTION OF BUSINESS
PRODUCTS
MARKETS AND CUSTOMERS
SALES AND DISTRIBUTION
COMPETITION
RAW MATERIALS AND ENERGY
BACKLOG AND SEASONALITY
RESEARCH AND DEVELOPMENT
PATENTS AND TRADEMARKS
EMPLOYEES
ENVIRONMENTAL MATTERS
WORKING CAPITAL
EXECUTIVE OFFICERS
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II.
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (LOSS) (dollars in millions, except per share and share amounts)
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in millions, except per share and share amounts)
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (dollars in millions, except per share amounts)
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (dollars in millions)
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III.
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
GLOSSARY OF TERMS
CORPORATE INFORMATION