Form 10-Q
period 2008-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2008-05-07
CIK 1000623

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 15,666,928 shares of common stock, par value $0.10 per share, of the registrant outstanding as of April 30, 2008.

TABLE OF CONTENTS

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURES		29

GLOSSARY OF TERMS

INDEX TO	EXHIBITS

EX 31.1	Section 302 Certification of CEO

EX 31.2	Section 302 Certification of CFO

EX 32	Section 906 Certification of CEO and CFO*

	* These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

PART I

ITEM 1.  FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007

Net Sales	$189.8	$170.3
Cost of products sold	169.8	142.0

Gross Profit	20.0	28.3

Selling expense	6.4	5.6
Research expense	2.0	2.0
General expense	9.6	8.9
Total nonmanufacturing expenses	18.0	16.5

Restructuring expense (Note 4)	2.0	2.7

Operating Profit	—	9.1

Interest expense	2.4	1.3
Other income (expense), net	(1.6)	0.1

Income (Loss) Before Income Taxes, Minority Interest and Income (Loss) from Equity Affiliates	(4.0)	7.9

Provision (benefit) for income taxes (Note 8)	(2.6)	1.9
Minority interest in earnings of subsidiaries	0.2	1.7
Income (Loss) from equity affiliates	0.4	(0.1)

Net Income (Loss)	$(1.2)	$4.2

Net Income (Loss) Per Share:

Basic	$(0.08)	$0.27

Diluted	$(0.08)	$0.27

Cash Dividends Declared Per Share	$0.15	$0.15

Weighted Average Shares Outstanding:

Basic	15,408,200	15,497,000

Diluted	15,408,200	15,719,300

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS

Current Assets
Cash and cash equivalents	$5.5	$4.0
Accounts receivable	117.6	100.6
Inventories	140.6	131.2
Other current assets	12.7	11.4
Total Current Assets	276.4	247.2

Property, Plant and Equipment, net	498.7	456.0
Intangible Assets and Goodwill (Note 9)	19.8	2.8
Investment in Equity Affiliates	19.3	15.4
Deferred Income Tax Benefits	15.2	15.2
Other Assets	38.5	38.4

Total Assets	$867.9	$775.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current debt	$34.8	$13.6
Accounts payable	84.8	84.3
Accrued income taxes payable	11.5	8.4
Accrued expenses	108.2	102.9
Current deferred revenue	6.0	6.0
Total Current Liabilities	245.3	215.2

Long-Term Debt	160.0	87.3
Pension and Other Postretirement Benefits	40.4	38.9
Deferred Income Tax Liabilities	29.4	25.0
Deferred Revenue	16.4	18.1
Other Liabilities	22.1	22.7
Total Liabilities	513.6	407.2

Minority Interest (Note 9)	—	26.0

Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 16,078,733 shares issued; 15,665,274 and 15,508,397 shares outstanding at March 31, 2008 and December 31, 2007, respectively	1.6	1.6
Additional paid-in-capital	64.5	68.0
Common stock in treasury, at cost, 413,459 and 570,336 shares at March 31, 2008 and December 31, 2007, respectively	(9.0)	(12.3)
Retained earnings	261.1	264.6
Accumulated other comprehensive income, net of tax	36.1	19.9

Total Stockholders’ Equity	354.3	341.8

Total Liabilities and Stockholders’ Equity	$867.9	$775.0

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

 (dollars in millions, except per share amounts)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock Issued		Paid-In	Treasury Stock		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total

Balance, December 31, 2006	16,078,733	$1.6	$63.3	561,343	$(11.4)	$270.6	$(21.1)	$303.0

Net income for the three months ended March 31, 2007						4.2		4.2

Adjustments to unrealized foreign currency translation, net of tax							4.5	4.5

Amortization of postretirement benefit plans’ costs, net of tax							0.4	0.4

Comprehensive income, net of tax								9.1

Dividends declared ($0.15 per share)						(2.4)		(2.4)

Restricted stock issuances, net			(0.5)	(25,500)	0.5			—

Stock-based employee compensation expense			0.2					0.2

Stock issued to directors as compensation				(1,420)	0.1			0.1

Purchases of treasury stock				4,340	(0.1)			(0.1)

Issuance of shares for options exercised	—	—	0.1	(70,800)	1.4	—	—	1.5

Balance, March 31, 2007	16,078,733	1.6	63.1	467,963	(9.5)	272.4	(16.2)	311.4

Balance, December 31, 2007	16,078,733	1.6	68.0	570,336	(12.3)	264.6	19.9	341.8

Net loss for the three months ended March 31, 2008						(1.2)		(1.2)

Adjustments to unrealized foreign currency translation, net of tax							16.0	16.0

Amortization of postretirement benefit plans’ costs, net of tax							0.2	0.2

Comprehensive income, net of tax								15.0

Dividends declared ($0.15 per share)						(2.3)		(2.3)

Restricted stock issuances, net			(4.3)	(197,965)	4.3			—

Stock-based employee compensation expense			0.8					0.8

Stock issued to directors as compensation				(1,812)	0.1			0.1

Purchases of treasury stock				48,900	(1.2)			(1.2)

Issuance of shares for options exercised	—	—	—	(6,000)	0.1	—	—	0.1

Balance, March 31, 2008	16,078,733	$1.6	$64.5	413,459	$(9.0)	$261.1	$36.1	$354.3

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in millions)

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Operations
Net income (loss)	$(1.2)	$4.2
Non-cash items included in net income (loss):
Depreciation and amortization	11.7	9.5
Restructuring related accelerated depreciation	0.5	0.7
Amortization of deferred revenue	(1.7)	(1.6)
Deferred income tax benefit	(6.6)	(1.1)
Minority interest in earnings of subsidiaries	0.2	1.7
Pension and other postretirement benefits	0.7	(1.0)
Other items	0.5	1.4
Net changes in operating working capital	(12.1)	(3.7)
Cash Provided by (Used in) Operations	(8.0)	10.1

Investing
Capital spending	(18.6)	(9.0)
Capitalized software costs	(0.7)	(2.5)
LTRI minority interest acquisition	(51.3)	—
Investment in equity affiliates	(1.9)	(1.9)
Other	(3.3)	(2.8)
Cash Used for Investing	(75.8)	(16.2)

Financing
Cash dividends paid to SWM stockholders	(2.3)	(2.4)
Changes in short-term debt	21.1	(1.8)
Proceeds from issuances of long-term debt	72.5	10.2
Payments on long-term debt	(4.8)	(5.3)
Purchases of treasury stock	(1.2)	(0.1)
Proceeds from exercise of stock options	0.1	1.5
Cash Provided by Financing	85.4	2.1

Effect of Exchange Rate Changes on Cash	(0.1)	—

Increase (Decrease) in Cash and Cash Equivalents	1.5	(4.0)

Cash and Cash Equivalents at beginning of period	4.0	13.7

Cash and Cash Equivalents at end of period	$5.5	$9.7

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1.  GENERAL

Nature of Business

Schweitzer-Mauduit International, Inc., or the Company, is a multinational diversified producer of premium specialty papers headquartered in the United States of America and is the world’s largest supplier of fine papers to the tobacco industry. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications.  Tobacco industry products comprised approximately 90 percent of the Company’s consolidated net sales in each of the three month periods ended March 31, 2008 and 2007.  The primary products in the group include cigarette, plug wrap and tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes and reconstituted tobacco wrappers and binders for machine-made cigars.  These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

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

The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full-year.  The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 7, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and wholly-owned, majority-owned and controlled subsidiaries.  Minority interest represents minority stockholders’ proportionate share of the equity in Schweitzer-Mauduit do Brasil S.A., or SWM-B and LTR Industries S.A., or LTRI, the Company’s French RTL operations.  In January 2008, the Company acquired the minority interest in LTRI, subsequent to which it owns 100 percent of the outstanding shares.  See Note 9, Acquisition, of the Notes to Consolidated Financial Statements.  The Company’s share of the net income (loss) of its 50 percent owned joint venture in China is included in the consolidated statements of income as income (loss) from equity affiliates.  All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, depreciable lives, amortization lives, fair values in purchase allocations, sales returns, receivables valuation, pension, postretirement and other benefits, restructuring, taxes and contingencies. Actual results could differ materially from those estimates.

Fair Value

Effective January 1, 2008, the Company adopted the provisions related to financial assets and liabilities of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair

Value Measurement.” SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  SFAS No. 157 also expands disclosure requirements to include:  (a) the fair value measurements of assets and liabilities at the reporting date, (b) segregation of assets and liabilities between fair value measurements based on quoted market prices and those based on other methods and (c) information that enables users to assess the method or methods used to estimate fair value when no quoted price exists. Adoption of SFAS No. 157 related to financial assets and liabilities on January 1, 2008 had no effect on the Company’s consolidated financial position at January 1, 2008 or March 31, 2008 or its results of operations for the three month period ended March 31, 2008.  The provisions of SFAS No. 157 related to nonfinancial assets and liabilities will become effective for fiscal years beginning after November 15, 2008.  The Company is currently in the process of reviewing the provisions of SFAS No. 157 related to nonfinancial assets and liabilities to determine the impact on its consolidated financial position and results of operation.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115.” SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option was elected shall be recognized in earnings as incurred and not deferred.   Adoption of SFAS No. 159 on January 1, 2008 had no effect on the Company’s consolidated financial position at January 1, 2008 or March 31, 2008 or its results of operations for the three month period ended March 31, 2008 as the Company has elected not to measure any of its financial instruments or certain commitments at fair value.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, which is a revision of SFAS No. 141, “Business Combinations.”  SFAS No. 141R applies prospectively to business combinations after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The objective of SFAS No. 141R is to improve the reporting requirements of business combinations and their effects.  To accomplish this, SFAS No. 141R establishes the principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and noncontrolling interest in the acquiree, (b) recognizes and measures goodwill in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company is currently in the process of reviewing this guidance to determine the impact on its consolidated financial position and results of operation.

During December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The objective of SFAS No. 160 is to improve the reporting requirements for noncontrolling or minority interests by requiring:  (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement, (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, (d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and (e) sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The Company is currently in the process of reviewing this guidance to determine the impact on its consolidated financial position and results of operation.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008.   SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

In April 2008, the FASB issued FASB Staff Position, or FSP, No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008.  FSP No. 142-3 provides guidance when estimating the useful life of amortizable intangible assets that have renewal or extension assumptions and details more extensive disclosure requirements for renewal or extension costs of intangible assets. The Company is currently in the process of reviewing this guidance to determine the impact on its consolidated financial position and results of operation.

NOTE 2.  NET INCOME PER SHARE

Basic net income per common share is computed based on net income divided by the weighted average number of common shares outstanding.  Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding.  Potential common shares during the respective periods are those related to stock options outstanding, restricted stock outstanding, directors’ accumulated deferred stock compensation which may be received by the directors in the form of stock or cash and restricted stock estimated to be earned as part of the long-term incentive plan.  A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net income per share follows (in thousands):

	March 31, 2008	March 31, 2007
Average number of common shares outstanding	15,408.2	15,497.0
Dilutive effect of:
- stock options	—	59.8
- restricted stock	—	136.6
- directors’ deferred stock compensation	—	25.9
Average number of common and potential common shares outstanding	15,408.2	15,719.3

There was no dilutive effect recognized in the three month period ended March 31, 2008 because the Company had a net loss.  Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods.  For the three month period ended March 31, 2007, the average number of share equivalents resulting from these anti-dilutive stock options not included in the computations of diluted net income per share was approximately 381,800.

NOTE 3. INVENTORIES

The following schedule details inventories by major class (dollars in millions):

	March 31, 2008	December 31, 2007
Raw materials	$40.9	$39.5
Work in process	24.7	25.4
Finished goods	49.4	44.8
Supplies and other	25.6	21.5
Total	$140.6	$131.2

NOTE 4. RESTRUCTURING ACTIVITIES

The Company initiated restructuring activities during 2006 and 2007 in France and the United States and in the third quarter of 2007 in Brazil.  Restructuring expenses of $2.0 million and $2.7 million were recorded in the three month periods ended March 31, 2008 and 2007, respectively.

During 2006, the Company authorized approximately $26 million in capital investments at Papeteries de Mauduit S.A.S., or PdM, as part of its restructuring plan, including the rebuild of 1 of PdM’s 2 large cigarette paper machines and installation of additional robotized, high-speed converting units and other related manufacturing support assets. All of these capital investments were made to replace older, less efficient equipment.

In October 2007, the Company initiated a 3-part restructuring plan to reduce production capacity for tobacco-related papers in both France and the United States as well as to reduce employment levels in Brazil.  The 3-part plan included the expected idling of a base tipping paper machine at Papeteries de Malaucène S.A.S., or PdMal, in Malaucène, France by the end of 2008 and the shutdown of the Company’s entire operation in Lee, Massachusetts beginning in May 2008.  The Company plans to transfer production from PdMal and the Lee Mills to other of its facilities, primarily in Santanesia, Brazil, and to discontinue the sale of the majority of commercial and industrial papers currently produced at the Lee Mills.

As a result of these restructuring actions, employment at the affected locations is expected to decrease by approximately 600 employees from 2006 levels.  The announced restructuring activities are expected to be completed during 2008.

The following table summarizes the associated cash and non-cash pre-tax restructuring expense for the three month periods ended March 31, 2008 and 2007 (dollars in millions):

	March 31, 2008			March 31, 2007
	France	U.S.	Total	France	U.S.	Total

Cash Expense
Severance and other employee related costs	$1.1	$0.4	$1.5	$2.0	$—	$2.0
Non-cash Expense
Accelerated depreciation	0.5	—	0.5	0.4	0.3	0.7
Total Restructuring expense	$1.6	$0.4	$2.0	$2.4	$0.3	$2.7

The following table summarizes the associated cumulative cash and non-cash pre-tax restructuring expense for 2006 through March 31, 2008 (dollars in millions):

	France	U.S.	Brazil	Total

Cash Expense
Severance and other employee related costs	$23.3	$2.4	$0.4	$26.1
Other	0.9	0.1	—	1.0
Total cash expense	24.2	2.5	0.4	27.1
Non-cash Expense
Asset impairment charges	$—	$10.7	$—	$10.7
Accelerated depreciation	3.6	5.2	—	8.8
Other	—	0.5	—	0.5
Total non-cash expense	3.6	16.4	—	20.0
Total Restructuring Expense	$27.8	$18.9	$0.4	$47.1

The Company currently estimates pre-tax expenses from 2006 through 2008 for all announced restructuring activities to be in the range of $51 to $54 million, comprised of $29 to $31 million in severance and other cash costs and $22 to $23 million in asset impairment charges, accelerated depreciation and other non-cash costs.  Restructuring expenses of $47.1 million, or approximately 90 percent of the total projected, have been recognized through March 31, 2008.

Restructuring liabilities were classified within accrued expenses in each of the consolidated balance sheets as of March 31, 2008 and December 31, 2007.  Changes in the restructuring liabilities during the three month period ended March 31, 2008 and the twelve month period ended December 31, 2007 are summarized as follows (dollars in millions):

	2008	2007
Balance at beginning of year	$16.4	$13.9
Accruals for announced programs	1.5	10.2
Cash payments	(4.0)	(9.5)
Exchange rate impacts	1.1	1.8
Balance at end of period	$15.0	$16.4

Restructuring severance costs were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postretirement Benefits - An Amendment of FASB Statements No. 5 and 15,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits.”

NOTE 5. DEBT

Total debt is summarized in the following table (dollars in millions):

	March 31,	December 31,
	2008	2007
Credit Agreement
U. S. Revolver	$88.0	$69.0
Euro Revolver	53.9	—
French Employee Profit Sharing	16.8	17.0
Bank Overdrafts	23.3	6.7
Other	12.8	8.2
Total Debt	194.8	100.9
Less: Current debt	34.8	13.6
Long-Term Debt	$160.0	$87.3

Subsequent to March 31, 2008, total debt has increased by approximately $25 million to approximately $220 million as of the date of the filing of this Form 10-Q on May 7, 2008.

Credit Agreement

The Company’s Credit Agreement provides for a $95 million U.S. dollar revolving credit facility, or U.S. Revolver, and an 80 million euro revolving credit facility, or Euro Revolver.  Borrowings under the U.S. Revolver increased to $88.0 million as of March 31, 2008 from $69.0 million as of December 31, 2007.  Availability under the U.S. Revolver decreased to $7.0 million as of March 31, 2008 from $26.0 million as of December 31, 2007.  Borrowings under the Euro Revolver increased to 34.0 million euros, or $53.9 million, as of March 31, 2008 from zero as of December 31, 2007.  Availability under the Euro Revolver decreased to 46.0 million euros as of March 31, 2008 from 80.0 million euros as of December 31, 2007.

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0.  Under the Credit Agreement, interest rates are at market rates, based on the London Interbank Offered Rate, or LIBOR, for U.S. dollar borrowings and the Euro Interbank Offered Rate, or EURIBOR, for euro borrowings, plus an applicable margin that varies from 0.35 percent to 0.75 percent per annum depending on the Net Debt to Adjusted EBITDA Ratio, as defined in the Credit Agreement.  The Company incurs commitment fees at an annual rate of either 0.30 or 0.35 percent of the applicable margin on the committed amounts not drawn, depending on the Net Debt to Adjusted EBITDA Ratio as defined in the Credit Agreement.  The Company also incurs utilization fees of 0.25 percent per annum when outstanding borrowings exceed 50 percent of the total credit facility.

Bank Overdraft

The Company had bank overdraft facilities of $42.1 million as of March 31, 2008.  Bank overdraft obligations outstanding increased to $23.3 million as of March 31, 2008 from $6.7 million as of December 31, 2007, which reduced availability under bank overdrafts to $18.8 million as of March 31, 2008.

Interest Rate Swap Agreements

The Company maintains interest rate swap agreements on a portion of its long-term debt.  As a result, as of March 31, 2008, the LIBOR rates on $30 million and $8 million of the Company’s variable-rate long-term debt were fixed at 5.13 percent and 4.99 percent, respectively.  The impact of the swap agreements on the consolidated financial statements was not material for the three months ended March 31, 2008.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various legal proceedings and disputes (see Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).  There have been no material developments to these matters during 2008.

Environmental Matters

The Company’s operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters.  The nature of the Company’s operations exposes it to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims.  While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental laws and regulations, it believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation and monitoring of certain hazardous waste disposal sites, will not have a material adverse effect on its financial condition or results of operations.  However, future events, such as changes in existing laws and regulations, or future claims for remediation of contamination of sites presently or previously owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on its financial condition or results of operations.

NOTE 7. POSTRETIREMENT AND OTHER BENEFITS

The Company sponsors pension benefits in the United States, France, the Philippines and Canada and postretirement healthcare and life insurance, or OPEB, benefits in the United States and Canada.  The Company’s Canadian and Philippines pension and OPEB benefits are not material and therefore are not included in the following disclosures.

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three month periods ended March 31, 2008 and 2007 were as follows (dollars in millions):

	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$0.1	$0.3	$0.4	$0.5	$0.1	$0.1
Interest cost	1.6	1.6	0.5	0.4	0.2	0.2
Expected return on plan assets	(2.0)	(1.9)	(0.3)	(0.3)	—	—
Amortizations and other	0.3	0.5	0.2	0.2	—	—
Net periodic benefit cost	$—	$0.5	$0.8	$0.8	$0.3	$0.3

During the full-year 2008, the Company expects to recognize approximately $1 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $1 million for its French pension plans.  During the three month periods ended March 31, 2008 and 2007, the Company recognized amortization of $0.3 million and $0.5 million for its U.S. pension and OPEB plans, respectively, and $0.2 million in each period for its French pension plans.

The Company did not make pension contributions to either of its U.S. or French pension plans during the three months period ended March 31, 2008, and it currently expects to contribute a total of $5 to $6 million to its pension plans during the full-year 2008.  The Company paid $0.4 million during the three month period ended March 31, 2008 for its U.S. OPEB benefits and expects to pay a total of $1 to $2 million during the full-year 2008.

NOTE 8. INCOME TAXES

Income (loss) before income taxes was a loss of $4.0 million and income of $7.9 million for the three month periods ended March 31, 2008 and 2007, respectively.

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision (benefit) for income taxes is as follows (dollars in millions):

	Three Months Ended
	March 31, 2008		March 31, 2007

Tax provision (benefit) at U.S. statutory rate	$(1.4)	35.0%	$2.8	35.0%
Tax benefits of foreign legal structure	(1.0)	25.0	(1.1)	(13.9)
Other, net	(0.2)	5.0	0.2	3.0
Provision (benefit) for income taxes	$(2.6)	65.0%	$1.9	24.1%

Tax benefits of foreign legal structure result from net foreign tax deductions from the restructuring of the Company’s foreign operations in 2003.  The proportionate effect of this item on the overall effective income tax rate decreases as earnings increase.

The Company adopted the provisions of FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes” effective January 1, 2007.  FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes.  The adoption of FIN 48 had no cumulative effect on the Company’s consolidated financial position at January 1, 2007.  At March 31, 2008 and December 31, 2007, the Company had no significant unrecognized tax benefits related to income taxes.

The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement.  There were no material income tax penalties or interest accrued during either of the three month periods ended March 31, 2008 or 2007.

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions.  With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2004.

NOTE 9.  ACQUISITION

On January 30, 2008, 2 of the Company’s French subsidiaries completed the purchase of the 28 percent minority interest in LTRI owned by Société Nationale d’Exploitation Industrielle des Tabacs et Allumettes, S.A., a subsidiary of Altadis, S.A., subsequent to which the Company owns 100 percent of LTRI’s outstanding shares.  The purchase price of 35 million euros was funded by borrowings under the Company’s Euro Revolver.  The acquisition was accounted for such that the Company’s results included an average minority interest of 12 percent for the month of January 2008.  Beginning February 1, 2008, there is no minority interest.

The following table summarizes the preliminary allocation awaiting final valuations, of the 35 million euro, or $51.3 million, purchase price for the acquisition (dollars in millions):

Purchase Price (35 million euros)		$51.3
Carrying Value		26.2
Step-Up in Basis		$25.1

Allocation of Step-Up in Basis:
Inventories	$0.1
Land	2.1
Tangible depreciable assets	16.2
Amortizable intangibles	10.0
Goodwill	6.4
Deferred income tax liability	(9.7)
Total Step-Up in Basis		$25.1

The Company expects to amortize LTRI’s customer related intangibles using the 150 percent declining balance method over a 6-year amortizable life.  The Company recorded amortization expense of $0.6 million for the customer related intangibles during the three month period ended March 31, 2008, as well as $0.4 million of incremental depreciation as a result of the stepped-up bases in depreciable property, plant and equipment.

The increased bases in the LTRI assets are not tax deductible in France.  In accordance with SFAS No. 109, a deferred income tax liability was recorded for the nondeductible purchase allocations to inventories, land, tangible depreciable assets and amortizable intangibles, but no deferred income tax balance was recorded related to goodwill.

The following unaudited pro forma condensed consolidated statement of income data for the three month period ended March 31, 2007 is presented for illustrative purposes only as a comparison versus the actual 2008 period reported herein.   This pro forma data was prepared as though the acquisition had occurred on January 1, 2007, the beginning of the period presented.  It is not necessarily indicative of the operating results that would have been achieved if the LTRI minority interest acquisition had occurred on January 1, 2007, nor is it indicative of future operating results.  Pro forma financial information for the 2008 period is not presented since such pro forma income statement information is not materially different from the actual reported statement of income included herein.

	Three Months Ended March 31, 2007 (Unaudited)
(dollars in millions, except per share		Pro Forma	Pro Forma
amounts)	Historical	Adjustments *	Results
Net sales	$170.3	$—	$170.3
Gross profit	28.3	(1.0)	27.3
Operating profit	9.1	(1.0)	8.1
Interest expense	1.3	0.5	1.8
Income before income taxes, minority interest and income from equity affiliates	7.9	(1.5)	6.4
Provision (benefit) for income taxes	1.9	(0.6)	1.3
Minority interest in earnings of subsidiaries	1.7	(1.7)	—
Net income	$4.2	$0.8	$5.0

Basic net income per share	$0.27	$0.05	$0.32
Diluted net income per share	$0.27	$0.05	$0.32

*      Pro forma adjustments primarily consist of  incremental depreciation expense, amortization expense on intangible assets, interest expense, related income tax effects of these expenses and reversal of minority earnings of subsidiaries.

NOTE 10.  SEGMENT INFORMATION

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

The accounting policies of these segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Company primarily evaluates segment performance and allocates resources based on operating profit and cash flow.

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

Net Sales

(dollars in millions)

	Three Months Ended
	March 31, 2008		March 31, 2007
France..	$120.8	63.6%	$100.3	58.9%
United States	55.5	29.3	56.9	33.4
Brazil	17.9	9.4	17.4	10.2
Subtotal	194.2	102.3	174.6	102.5

Intersegment sales by
France	(0.6)	(0.3)	(1.0)	(0.6)
United States	(0.7)	(0.4)	(0.8)	(0.5)
Brazil	(3.1)	(1.6)	(2.5)	(1.4)
Subtotal	(4.4)	(2.3)	(4.3)	(2.5)
Consolidated	$189.8	100.0%	$170.3	100.0%

Operating Profit (Loss)

(dollars in millions)

	Three Months Ended
	March 31, 2008	March 31, 2007
France	$(0.9)	$7.2	79.1%
United States	5.4	4.5	49.5
Brazil	(1.7)	0.2	2.2
Unallocated	(2.8)	(2.8)	(30.8)
Consolidated	$—	$9.1	100.0%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations, current financial position and cash flows. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2007. The discussion of our results of operations and financial position includes various forward-looking statements about our markets, the demand for our products and our future results. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to our business and our company, you should read the section entitled “Factors That May Affect Future Results” included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Unless the context indicates otherwise, references to “we,” “us,” “our,” or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

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

•                  Recent Developments

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Other Factors Affecting Liquidity and Capital Resources

•                  Outlook

•                  Forward-Looking Statements

Executive Summary

(dollars in millions, except per share amounts)

	Three Months Ended
	March 31, 2008		March 31, 2007
Net sales	$189.8	100.0%	$170.3	100.0%
Gross profit	20.0	10.5	28.3	16.6
Restructuring expense	2.0	1.1	2.7	1.6
Operating profit	—	—	9.1	5.3
Minority interest	0.2	0.1	1.7	1.0
Net income (loss)	$(1.2)	(0.6)%	$4.2	2.5%
Diluted earnings (loss) per share	$(0.08)		$0.27
Cash provided by (used in) operations	$(8.0)		$10.1
Capital spending	$18.6		$9.0

First Quarter Highlights

Net sales were $189.8 million in the three month period ended March 31, 2008, an 11.5 percent increase over the prior-year quarter.  Net sales increased $11.4 million as a result of favorable foreign currency exchange rate impacts, $7.4 million due to higher average selling prices, primarily due to an improved mix of products sold and $0.7 million from increased sales volumes.  Gross profit was $20.0 million in the three month period ended March 31, 2008, a decrease of $8.3 million from the prior-year quarter.  The gross profit margin was 10.5 percent, decreasing from 16.6 percent in the prior-year quarter.  Restructuring expenses were $2.0 million and $2.7 million for the three month periods ended March 31, 2008 and 2007, respectively.  The operating profit was zero in the three month period ended March 31, 2008 versus an operating profit of $9.1 million in the prior-year quarter.  The lower gross profit and operating profit were both primarily due to inflationary cost increases of $8.3 million, start-up costs of $5.3 million related to the rebuild of a paper machine at PdM and unfavorable foreign currency impacts of $4.0 million, partially offset by an improved mix of products sold and increased sales volumes.  The net loss and diluted loss per share were unfavorable versus the prior-year net income and diluted income per share by $5.4 million and $0.35 per share, respectively.  Higher interest expense was incurred as a result of higher average debt levels and increased other expense, net was experienced due to foreign currency transaction losses.  During the three month period ended March 31, 2008, we incurred higher average debt levels due to acquisition of the LTRI minority interest for $51.3 million, reduced cash generated from operations, higher capital spending, increased working capital and foreign currency translation.

Capital spending was $18.6 million and $9.0 million during the three month periods ended March 31, 2008 and 2007, respectively.  The increase in capital spending was primarily due to $7.2 million incurred at PdM for the paper machine rebuild and improvements to the bobbin slitting process, $1.2 million for steam network improvements at Papeteries de Saint-Girons S.A.S. and $1.2 million for a new slitting machine in the Philippines.

Recent Developments

Lower Ignition Propensity Cigarettes

Based upon the states that have passed LIP regulations, demand for this product is expected to grow from the current level of approximately 20 percent of North American cigarette consumption to approximately 57 percent by early 2010.  Additionally, states representing approximately 97 percent of North American consumption have either passed or proposed LIP regulations, and several cigarette producers have announced voluntary national distribution of this technology, supporting the likelihood that LIP cigarettes will be sold nationwide by late 2009 or early 2010.  As a result, we expect to realize continued growth in demand for cigarette paper used in LIP cigarettes, which would continue to significantly benefit our U.S. business unit’s results.

International LIP efforts are accelerating, especially in the European Union, or EU.  On November 29, 2007, the EU’s 27 member states approved its Product Safety Commission to mandate the CEN (Standardization European Committee) to define standards for reduced ignition propensity for cigarettes.  The Commission mandated that CEN, the standards setting board, develop an ignition propensity standard for use in the EU, with possible implementation of the legislation by 2012.  There is increased probability that Finland could introduce LIP legislation ahead of the planned EU implementation. Finland issued a draft text in February of its proposed LIP legislation to the World Trade Organization stating that all the cigarettes sold in Finland should have to be tested and should comply with the fire safety requirements. Australia and South Africa are also considering LIP legislation being implemented by 2010.  These actions indicate that it is increasingly likely LIP cigarette regulations outside of North America will become effective in the next 2 to 4 years thus increasing demand for cigarette paper used in these cigarettes.

These legislative developments involving LIP cigarettes are positive for us given our leadership position in this technology.

Operational Changes – France, the United States and Brazil

We initiated restructuring activities during 2006 and 2007 in France and the United States and in the third quarter of 2007 in Brazil.  Restructuring expenses of $2.0 million and $2.7 million were recorded in the three month periods ended March 31, 2008 and 2007, respectively.

During 2006, we authorized approximately $26 million in capital investments at PdM as part of our restructuring plan, including the rebuild of 1 of PdM’s 2 large cigarette paper machines and installation of both additional robotized, high-speed converting units and other related manufacturing support assets all intended to replace older, less efficient equipment.  During the first quarter of 2008, the rebuilt cigarette paper machine began its start-up and caused lower unit production volumes and increased manufacturing costs by $5.3 million.

In October 2007, we initiated a 3-part restructuring plan to reduce production capacity for tobacco-related papers in both France and the United States as well as to reduce employment levels in Brazil.  The 3-part plan included the expected idling of a base tipping paper machine at PdMal by the end of 2008 and the shutdown of our entire operation in Lee, Massachusetts beginning in May 2008.  We plan to transfer production from PdMal and the Lee Mills to other of our facilities, primarily in Santanesia, Brazil, and discontinue the sale of the majority of commercial and industrial papers currently produced at the Lee Mills.

As a result of these restructuring actions, employment at the affected locations is expected to decrease by approximately 600 employees from 2006 levels.  Reductions totaling approximately 420 employees have been achieved through March 31, 2008 at these locations, with decreases of approximately 40 and 240 employees during 2008 and 2007, respectively.  The announced restructuring activities are expected to be completed during 2008.

Management continues to evaluate how to optimize the efficiency and cost competitiveness of our worldwide production facilities as demand for our tobacco-related papers continues to undergo volume and geographic changes.

China Joint Venture

The construction of a new state-of-the-art paper mill by our joint venture with the China National Tobacco Corporation to produce tobacco-related papers in China continues to progress.  The project is advancing on schedule, with mill operations currently expected to commence as planned during the second quarter of 2008.

Results of Operations

This section presents a discussion and analysis of our net sales, operating profit and other information relevant to an understanding of the results of operations versus the prior-year quarter.  The following table presents financial data from the unaudited consolidated statements of operations for the periods indicated (dollars in millions, except per share amounts):

	Three Months Ended
	March 31, 2008	March 31, 2007

Net Sales	$189.8	$170.3
Cost of products sold	169.8	142.0
Gross Profit	20.0	28.3

Nonmanufacturing expenses	18.0	16.5
Restructuring expense	2.0	2.7
Operating Profit	—	9.1

Interest expense	2.4	1.3
Other income (expense), net	(1.6)	0.1
Income (Loss) Before Income Taxes, Minority Interest and Income (Loss) from Equity Affiliates	(4.0)	7.9

Provision (benefit) for income taxes	(2.6)	1.9
Minority interest in earnings of subsidiaries	0.2	1.7
Income (Loss) from equity affiliates	0.4	(0.1)
Net Income (Loss)	$(1.2)	$4.2

Diluted Net Income (Loss) Per Share	$(0.08)	$0.27

Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

					Consolidated
	Three Months Ended				Sales
Net Sales (dollars in millions)	March 31, 2008	March 31, 2007	Change	Percent Change	Volume Change

France	$120.8	$100.3	$20.5	20.4%	13.2%
United States	55.5	56.9	(1.4)	(2.5)	(23.6)
Brazil	17.9	17.4	0.5	2.9	(10.1)
Subtotal	194.2	174.6	19.6
Intersegment	(4.4)	(4.3)	(0.1)
Total	$189.8	$170.3	$19.5	11.5%	1.0%

Net sales were $189.8 million in the three month period ended March 31, 2008 compared with $170.3 million in the prior-year quarter.  The increase of $19.5 million, or 11.5 percent, consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$11.4	6.7%
Changes in selling prices and product mix	7.4	4.4
Changes in sales volumes	0.7	0.4
Total	$19.5	11.5%

•                  Changes in currency exchange rates had a favorable impact on net sales of $11.4 million, or 6.7 percent, in the three month period ended March 31, 2008 and primarily reflected the impact of a stronger euro compared with the U.S. dollar.  The euro was 15.8 percent, the Brazilian real was 21.2 percent and the Philippine peso was 18.7 percent stronger, respectively, against the U.S. dollar.

•                  Higher selling prices had a favorable $7.4 million, or 4.4 percent, impact on the net sales comparison. The increase in average selling prices reflected an improved mix of products sold in the United States, primarily due to increased sales of cigarette paper for LIP cigarettes.

•                  Unit sales volumes increased by 1.0 percent in the three month period ended March 31, 2008 versus the prior-year quarter, resulting in a favorable effect on net sales of $0.7 million, or 0.4 percent.

•                  Sales volumes for the French segment increased by 13.2 percent, primarily as a result of higher sales volumes of RTL products.

•                  Brazil experienced decreased sales volumes of 10.1 percent as the result of lower commercial and industrial paper sales, partially offset by continued growth in tobacco-related paper sales.

•                  Sales volumes in the United States decreased by 23.6 percent, reflecting reduced sales of commercial and industrial products associated with the announced plans to shutdown the Lee Mills and reduced sales volumes of certain tobacco-related products.

French segment net sales of $120.8 million in the three month period ended March 31, 2008 increased by $20.5 million, or 20.4 percent, versus $100.3 million in the prior-year quarter.  The increase in net sales was equally the result of a stronger euro and higher sales volumes.

The U.S. segment net sales of $55.5 million in the three month period ended March 31, 2008 decreased by $1.4 million, or 2.5 percent, compared with $56.9 million in the prior-year quarter.  The decrease in net sales of the U.S. segment resulted from lower sales volumes, mostly offset by an improved mix of products sold.

The Brazil segment net sales of $17.9 million in the three month period ended March 31, 2008 increased by $0.5 million, or 2.9 percent, from $17.4 million in the prior-year quarter.  The increase was primarily due to the stronger Brazilian real and an improved mix of products sold, mostly offset by decreased sales volumes.

	Three Months Ended
Gross Profit	March 31,	March 31,		Percent	Percent of Net Sales
(dollars in millions)	2008	2007	Change	Change	2008	2007
Net Sales	$189.8	$170.3	$19.5	11.5%
Cost of products sold	169.8	142.0	27.8	19.6	89.5%	83.4%
Gross Profit	$20.0	$28.3	$(8.3)	(29.3)%	10.5%	16.6%

Gross profit was $20.0 million in the three month period ended March 31, 2008, a decrease of $8.3 million, or 29.3 percent, from $28.3 million in the prior-year quarter.  The gross profit margin was 10.5 percent of net sales in the three month period ended March 31, 2008, decreasing from 16.6 percent in the prior-year quarter. Gross profit was unfavorably impacted by inflationary cost increases and start-up costs related to the paper machine rebuild at PdM,  and favorably impacted by an improved mix of products sold and increased sales volumes.

Inflationary cost increases, primarily related to higher energy costs, per ton wood pulp prices and other purchased materials costs unfavorably impacted operating results by $8.3 million during the three month period ended March 31, 2008.  Increased energy costs unfavorably impacted operating results by $4.6 million during the three month period ended March 31, 2008.  Changes in per ton wood pulp prices increased operating expenses by $2.0 million compared with the prior-year quarter.  The average per ton list price of northern bleached softwood kraft pulp in the

United States was $880 per metric ton during the three month period ended March 31, 2008 compared with $790 per metric ton during the prior-year quarter.  Other purchased material costs increased $1.2 million during the quarter.

During the first quarter of 2008, the rebuilt paper machine at PdM initiated operations following the planned rebuild to restructure the PdM operation.   The start-up was longer than expected due to operational issues and negatively impacted first quarter gross profit by $5.3 million.

Increased machine operating schedules in the French RTL operation offset decreased machine schedules and lower production volumes for tobacco-related papers and commercial and industrial products, primarily in the United States and France.

Higher average selling prices, resulting primarily from an improved mix of products sold, increased operating results by $4.9 million in the three month period ended March 31, 2008 versus the prior-year quarter.  Higher sales volumes, primarily in the French segment, increased operating results by $2.2 million compared with the prior-year quarter.

	Three Months Ended
Nonmanufacturing Expenses	March 31,	March 31,		Percent	Percent of Net Sales
(dollars in millions)	2008	2007	Change	Change	2008	2007
Selling expense	$6.4	$5.6	$0.8	14.3%	3.4%	3.3%
Research expense	2.0	2.0	—	—	1.1	1.2
General expense	9.6	8.9	0.7	7.9	5.0	5.2
Nonmanufacturing expenses	$18.0	$16.5	$1.5	9.1%	9.5%	9.7%

Nonmanufacturing expenses increased by $1.5 million, or 9.1 percent, to $18.0 million from $16.5 million in the prior-year quarter, primarily due to foreign currency translation.  Nonmanufacturing expenses were 9.5 percent and 9.7 percent of net sales in the three month periods ended March 31, 2008 and 2007, respectively.

Restructuring Expense

Total restructuring expense of $2.0 million was recognized during the three month period ended March 31, 2008, including $1.5 million for severance related costs and $0.5 million for accelerated depreciation.  Total restructuring expense of $2.7 million was recognized during the prior-year quarter, comprised of $2.0 million for severance related costs and $0.7 million for accelerated depreciation.

	Three Months Ended					Return on Net
Operating Profit (Loss)	March 31,	March 31,		Percent		Sales
(dollars in millions)	2008	2007	Change	Change		2008	2007

France	$(0.9)	$7.2	$(8.1)	N.M.	%	(0.7)%	7.2%
United States	5.4	4.5	0.9	20.0		9.7	7.9
Brazil	(1.7)	0.2	(1.9)	N.M.		(9.5)	1.1
Subtotal	2.8	11.9	(9.1)
Unallocated expenses	(2.8)	(2.8)	—
Total	$—	$9.1	$(9.1)	N.M.	%	—%	5.3%

N.M. Not meaningful

The operating profit was zero in the three month period ended March 31, 2008 compared with an operating profit of $9.1 million during the prior-year quarter.  Operating results were higher in our U.S. segment, and lower in our French and Brazilian segments.

The French segment’s operating loss was $0.9 million in the three month period ended March 31, 2008, a decrease of $8.1 million from an operating profit of $7.2 million in the prior-year quarter.  The decrease was primarily due to:

•                  Start-up costs of the paper machine rebuild at PdM of $5.3 million.

•                  Inflationary cost increases of $5.0 million, mainly due to increased energy costs.

•                  Unfavorable foreign currency translation of $1.9 million.

The negative factors were partially offset by:

•                  Increased sales volumes, primarily in RTL products, which improved operating results by $2.9 million.

•                  Decreased restructuring expenses in 2008 of $0.8 million.

The U.S. segment’s operating profit was $5.4 million in the three month period ended March 31, 2008, a $0.9 million increase from operating profit of $4.5 million during the prior-year quarter.  Changes in the mix of products sold increased operating profit by $4.1 million, primarily due to higher sales of cigarette paper for LIP cigarettes and lower sales of commercial and industrial papers.  The favorable mix of products sold was mostly offset by:

•                  Inflationary cost increases of $2.2 million, mainly due to higher energy costs.

•                  Unfavorable fixed cost absorption of $1.4 million as the result of machine downtime.

Brazil’s operating loss was $1.7 million during the three month period ended March 31, 2008, compared with an operating profit of $0.2 million during the prior-year quarter.  The decreased operating profit was primarily due to:

•                  The stronger Brazilian real versus the U.S. dollar, which had a $2.1 million unfavorable impact.

•                  Inflationary cost increases of $1.1 million, mainly due to higher energy costs.

Non-Operating Expenses

Interest expense of $2.4 million in the three month period ended March 31, 2008 increased from $1.3 million in the prior-year quarter.  Average debt levels increased during the three month period ended March 31, 2008 versus the prior-year quarter, which was partially offset by lower weighted average effective interest rates.  The weighted average effective interest rates on our revolving debt facilities were approximately 4.4 percent and 5.6 percent for the three month periods ended March 31, 2008 and 2007, respectively.

Other income (expense), net was an expense of $1.6 million versus income of $0.1 million for the three month periods ended March 31, 2008 and 2007, respectively, primarily due to foreign currency transaction losses.

Income Taxes

The provision for income taxes in the three month period ended March 31, 2008 reflected an effective tax rate of 65 percent compared with 24 percent in the prior-year quarter.  The difference in effective tax rates was primarily due to the loss in 2008 versus income in 2007, the favorable tax impact of our foreign holding company structure and the geographic mix of taxable earnings.

Minority Interest

Minority interest decreased to $0.2 million in the three month period ended March 31, 2008 from $1.7 million in the prior-year quarter.  This $1.5 million decrease was due to our acquisition of the LTRI minority interest in January 2008.

Loss from Equity Affiliates

Income (loss) from equity affiliates totaled income of $0.4 million compared with a loss of $0.1 million during the three month periods ended March 31, 2008 and 2007, respectively, and represents our 50 percent share of the pre-operating expenses associated with our joint venture in China.  Income from equity affiliates in 2008 was mainly the result of foreign currency transaction gains.

Net Income (Loss) and Income (Loss) per Share

Net income (loss) for the three month period ended March 31, 2008 was a loss of $1.2 million, or $0.08 per share, compared with a net income of $4.2 million, or $0.27 per share, during the prior-year quarter.  The net loss in 2008 was primarily due to inflationary cost increases, start-up costs incurred for the PdM paper machine, unfavorable foreign currency impacts and higher interest expense, partially offset by an improved mix of products sold, increased sales volumes and reduced minority interest.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds available under our revolving credit facility with a consortium of banks that is used as either operating conditions or strategic opportunities warrant.  As previously noted, we recently completed the acquisition of the 28 percent minority share in LTRI at a cost of $51.3 million and have been engaged in substantial restructuring activities over the past 2 years in the United States, Brazil and France.  Each of these activities is expected to contribute to improved earnings and a more competitive production base over the longer-term.  However, in order to implement these initiatives, we incurred higher levels of debt than we traditionally have carried while at the same time we experienced less favorable earnings from operations undergoing restructuring activities.

Cash Requirements

As of March 31, 2008, we had net operating working capital of $60.4 million and cash and cash equivalents of $5.5 million, compared with net operating working capital of $41.6 million and cash and cash equivalents of $4.0 million as of December 31, 2007.  Changes in these absolute amounts include the impacts of changes in currency exchange rates which are not included in the changes in operating working capital presented on the consolidated statements of cash flow.  Given the recent increase in our level of debt combined with increased operating cash needs during the first quarter of 2008, we are conserving cash and prioritizing any further borrowing.

	Three Months Ended
Cash Flows from Operating Activities (dollars in millions)	March 31, 2008	March 31, 2007

Net income (loss)	$(1.2)	$4.2
Non-cash items included in net income (loss):
Depreciation and amortization	11.7	9.5
Restructuring related accelerated depreciation	0.5	0.7
Amortization of deferred revenue	(1.7)	(1.6)
Deferred income tax benefit	(6.6)	(1.1)
Minority interest in earnings of subsidiaries	0.2	1.7
Pension and other postretirement benefits	0.7	(1.0)
Other items	0.5	1.4
Net changes in operating working capital	(12.1)	(3.7)
Cash Provided by (Used in) Operations	$(8.0)	$10.1

Net cash used in operations was $8.0 million in the three month period ended March 31, 2008 compared with $10.1 million provided by operations in the prior-year first quarter.  Our net cash provided by (used in) operations changed unfavorably by $18.1 million in 2008, primarily due to an $8.4 million unfavorable net change in operating working capital, an unfavorable change in deferred income tax benefits of $5.5 million and lower net income of $5.4 million.

	Three Months Ended
Operating Working Capital (dollars in millions)	March 31, 2008	March 31, 2007
Changes in operating working capital
Accounts receivable	$(13.7)	$(7.1)
Inventories	(5.4)	(3.6)
Prepaid expenses	(1.9)	(0.9)
Accounts payable	7.2	1.7
Accrued expenses	(0.6)	4.1
Accrued income taxes	2.3	2.1
Net changes in operating working capital	$(12.1)	$(3.7)

In the three month period ended March 31, 2008, net changes in operating working capital contributed unfavorably to cash flow by $12.1 million, primarily due to increased accounts receivable as a result of higher sales and higher inventories mainly due to the planned build-up of finished goods inventory produced at the Lee Mills prior to its May 2008 shut-down, partially offset by higher accounts payable.

During the prior-year first quarter, changes in operating working capital contributed unfavorably to cash flow by $3.7 million due primarily to increases in accounts receivable and inventories, partially offset by increases in accrued expenses, accrued income taxes and accounts payable.  We experienced an increase in accounts receivable as a result of increased net sales in February and March of 2007 following lower net sales in November and December of 2006.  The increase in inventories primarily occurred in France due partially to a build up of inventories in advance of a paper machine shutdown for capital improvements.  The increase in accrued expenses was primarily compensation-related.

	Three Months Ended
Cash Flows from Investing Activities (dollars in millions)	March 31, 2008	March 31, 2007

Capital spending	$(18.6)	$(9.0)
Capitalized software costs	(0.7)	(2.5)
LTRI minority interest acquisition	(51.3)	—
Investment in equity affiliates	(1.9)	(1.9)
Other	(3.3)	(2.8)
Cash Used for Investing	$(75.8)	$(16.2)

Cash used for investing activities was $75.8 million in the three month period ended March 31, 2008 versus $16.2 million during the prior-year quarter. This $59.6 million increase in cash used for investing was primarily due to the acquisition of the LTRI minority interest and increased capital spending.  We made our final contractual equity contribution in January 2008 of $1.9 million to the China paper joint venture.

Capital Spending and Capitalized Software Costs

Capital spending was $18.6 million and $9.0 million for the three month periods ended March 31, 2008 and 2007, respectively.  The increase in capital spending was primarily due to $7.2 million incurred at PdM for the paper machine rebuild and improvements to the bobbin slitting process, $1.2 million for steam network improvements at Papeteries de Saint-Girons S.A.S. and $1.2 million for a new slitting machine in the Philippines.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada.  For these purposes, we expect to incur capital expenditures of approximately $1 million in each of the full-years 2008 and 2009, of which no material amount is the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

Total capital spending for 2008 is expected to be in the range of $30 million to $40 million, a significant decline from our rate of spending during the first quarter of 2008.

Capitalized software costs decreased to $0.7 million from $2.5 million during the prior-year quarter, primarily due to decreased spending on an enterprise-wide information system in France following a January 2008 partial start-up.  A total of $0.6 million was spent on this project during the three month period ended March 31, 2008 compared with $2.2 million during the prior year quarter.

	Three Months Ended
Cash Flows from Financing Activities (dollars in millions)	March 31, 2008	March 31, 2007

Cash dividends paid to SWM stockholders	$(2.3)	$(2.4)
Net proceeds from borrowings	88.8	3.1
Purchases of treasury stock	(1.2)	(0.1)
Proceeds from exercise of stock options	0.1	1.5
Cash Provided by Financing	$85.4	$2.1

Financing activities during the three month period ended March 31, 2008 included borrowings of $93.6 million and net repayments of debt totaling $4.8 million for a net borrowing increase of $88.8 million.  Cash dividends paid to SWM stockholders were $2.3 million.

Financing activities during the prior-year quarter included borrowings of $10.2 million and net repayments of debt totaling $7.1 million for a net borrowing increase of $3.1 million.  Other financing activities included $2.4 million in dividends paid to SWM stockholders.

Dividend Payments

We have declared and paid quarterly dividends of $0.15 per share since the second quarter of 1996.  On April 25, 2008, we announced that the Board of Directors had declared a quarterly cash dividend of $0.15 per share of common stock.  The dividend will be payable on June 9, 2008 to stockholders of record on May 12, 2008. We currently expect to continue this level of dividend.  However, the decision to declare a divided is made quarter by quarter and based upon a number of factors including, but not limited to, earnings, funding of strategic opportunities and our financial condition.  A decision could be made to cancel, suspend, modify or change the form of future dividend payments.

Share Repurchases

We repurchased a total of 48,900 shares of our common stock during the three month period ended March 31, 2008 at a cost of $1.2 million.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

	Three Months Ended
Debt Instruments and Related Covenants (dollars in millions)	March 31, 2008	March 31, 2007
Changes in short-term debt	$21.1	$(1.8)
Proceeds from issuances of long-term debt	72.5	10.2
Payments on long-term debt	(4.8)	(5.3)
Net proceeds from borrowings	$88.8	$3.1

Primarily due to the LTRI minority interest acquisition, initial start-up costs for restructuring related activities, reduced cash generated from operations, higher capital spending and increased working capital, our net proceeds from long-term debt were $67.7 million and from short-term debt were $21.1 million during the first quarter of 2008.

Funding for these initiatives reduced the availability under our U.S. Revolver to $7.0 million as of March 31, 2008 from $26.0 million as of December 31, 2007.  Availability under our Euro Revolver decreased to 46.0 million euros as of March 31, 2008 from 80.0 million euros as of December 31, 2007.  We also had availability under our bank overdraft facilities and lines of credit of $18.8 million as of March 31, 2008.  The Credit Agreement contains covenants that are customary for facilities of this type that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0.  As of March 31, 2008, the net debt to equity ratio was 0.53, and the net debt to adjusted EBITDA ratio was 2.66.  We could have borrowed an additional $24.3 million as of March 31, 2008 without having exceeded the 3.0 net debt to adjusted EBITDA ratio.  Since March 31, 2008, total debt has increased by approximately $25 million to approximately $220 million as of the date of the filing of this Form 10-Q on May 7, 2008.  It is not yet clear whether we will meet the net debt to adjusted EBITDA ratio as of the end of the second quarter.   We have taken steps to reduce or defer capital and other spending and to accelerate the sale of product inventories built in advance of the Lee Mills shutdown.  We are making progress toward achieving a normal level of operation of the rebuilt PdM paper machine.  These measures, if successful, should allow continued compliance with the net debt to adjusted EBITDA ratio in future quarters.  However, should we need relief from our Credit Agreement financial covenants, based upon our historical working relationship with our lenders and the positive fundamentals of key portions of our business, we currently anticipate that we could obtain a waiver of the net debt to adjusted EBITDA ratio.

Our total debt to capital ratios at March 31, 2008 and December 31, 2007 were 35 percent and 22 percent, respectively, most recently at the upper end of our target range of 25 percent to 35 percent.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits.  The pension obligations are funded by our separate pension trusts, which held $126.1 million in assets at December 31, 2007.  The combined postretirement benefit obligation of our U.S. and French pension plans was underfunded by $27.1 million as of December 31, 2007.  We made no pension contributions during the three month period ended March 31, 2008 and expect to contribute a total of $5 to $6 million during the full-year of 2008 to our U.S. pension plans to improve the funded status of these plans and ensure compliance with the Pension Protection Act of 2006 in the United States.

Other Commitments. PdM has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $2 million per year.  Our future purchases at this mill are expected to be at levels that exceed such minimum levels under the contract, which expires in 2013.

LTRI and PdM are committed to purchasing minimum annual amounts of steam provided by cogeneration facilities for the next 13 to 15 years.  These minimum annual commitments together total approximately $4 to $5 million.  LTRI’s and PdM’s current and expected requirements for steam are at levels that exceed the minimum levels under the respective contracts.

During 2006, SWM-B and PdM separately entered into agreements for the transmission and distribution of energy.  The SWM-B contract for the electrical energy supply is for the period May 1, 2006 to December 31, 2010 covering 100 percent of the mill’s consumption of electrical energy.  The absolute value of the electric energy to be provided under this contract is estimated at approximately $5 million annually.  The SWM-B agreements for transmission and distribution of electric energy are revolving annual contracts with the absolute value of the services being provided under these 2 contracts estimated at approximately $3 to $4 million annually.  The PdM natural gas agreement expired on April 1, 2008, but was renewed until March 31, 2009, and provides for the supply of 100 percent of its requirements for natural gas and associated distribution to service its paper mill.  The absolute value of the natural gas and distribution to be provided under this contract is estimated at approximately $11 million.

Employee Labor Agreements.  Hourly employees at the Lee, Massachusetts, Spotswood, New Jersey and Ancram, New York mills are represented by locals of the United Steel Workers Union.  The collective bargaining agreement at our Spotswood mill, which was scheduled to expire on July 28, 2007, was renewed with a 3-year agreement through July 26, 2010.  As part of the renewed agreement, benefits related to the defined benefit pension plan for hourly employees at the Spotswood mill were frozen as of December 31, 2007.  As a result, no further service credits will be earned under that plan subsequent to December 31, 2007.  This action is expected to reduce our annual pension expense and pension fund contribution requirements.  The plan will not be terminated, and benefits accrued as of December 31, 2007 will continue to be paid in accordance with the plan terms.  The collective bargaining agreement at our Ancram, New York mill is a 4-year agreement effective through September 2008.  The Lee Mills collective bargaining agreement will continue through completion of the plant shutdown during 2008.

Hourly employees at our Quimperlé, Malaucène, Saint-Girons and Spay, France mills are union represented.  Collective bargaining agreements at both our Quimperlé and Malaucène mills expired December 31, 2007.  A new agreement was signed at the Quimperlé mill beginning January 1, 2008 with a 1-year term.  A new agreement was signed at our Spay mill effective March 1, 2008 with a 1-year term.  The collective bargaining agreement at Saint-Girons expires June 30, 2008.   Negotiations with the unions began in February 2008 and are continuing for Malaucène and will begin in May 2008 for Saint-Girons.

Outlook

Primarily as a result of inflationary cost increases, a longer than expected start-up of the rebuilt paper machine in France and unfavorable foreign currency impacts, we face a more difficult full year earnings outlook than previously expected.  However, continued growth in sales of RTL products in France, especially given full ownership of this business effective January 30, and cigarette paper for LIP cigarettes in the United States are expected to continue to benefit earnings in 2008 and beyond.

During the first quarter of 2008, benefits from cost reduction initiatives did not offset inflation.  Inflation impacts on operating results worsened further during the first quarter of 2008 in addition to the negative impacts realized during the fourth quarter of 2007, primarily due to increased purchased energy costs.  During the last 6 months, inflationary cost increases totaled $13.5 million, well above the impact seen in the preceding 12 months.  The continuing rise in crude oil prices and the resulting eventual impact on our electricity, natural gas, fuel oil and specialty chemical costs will continue to negatively impact our results for the balance of 2008.

Although the restart of the paper machine at PdM negatively impacted our first quarter results, the overall restructuring activities initiated during the last 2 years are progressing.  The PdM paper machine start-up is improving, but will continue to negatively impact results, albeit at a declining rate, likely into the third quarter of 2008.  Progress continues to be made in both France and the United States in the transfer of base tipping paper production following the fourth quarter 2007 completion of the base tipping paper machine rebuild in Brazil.  We are on pace to initiate the shutdown of the Lee Mills in May 2008.  However, full realization of the range of earnings improvement from the restructuring actions is now less certain given other factors impacting our business, including prospects for continuing inflationary cost increases and a weak U.S. dollar.  Given the accelerated rate of inflationary cost increases and unfavorable currency impacts, we are further evaluating actions to curtail operation of certain of our paper machines and are engaging our customers in price negotiations to offset inflationary cost increases and unfavorable currency impacts.  Decisions regarding any further restructuring actions will likely be forthcoming during 2008.

Our RTL business continues to realize sales volume growth and increased earnings.  Full year sales growth above 10 percent is expected for 2008.  Due to the January 2008 acquisition of the minority shareholder interest in LTRI, our consolidated results will reflect 100 percent of LTRI’s results for the remainder of 2008.

Based upon the states that have passed LIP regulation, demand for this product is expected to grow from the current level of approximately 20 percent of North American cigarette consumption to approximately 57 percent by early 2010.  Additionally, states representing approximately 97 percent of North American consumption have either passed or proposed LIP legislation and several cigarette producers have announced voluntary national distribution of this technology, supporting the likelihood that LIP cigarettes will be sold nationwide by late 2009 or early 2010.  As a result, we expect to realize continued growth in demand for cigarette paper used in LIP cigarettes, which would continue to significantly benefit our U.S. business unit’s results.  International LIP efforts are accelerating, especially in the EU.  Continued EU rule-making activities indicate that it is increasingly likely LIP cigarette regulations outside North America will become effective by 2012 and increase demand for cigarette paper used in these LIP cigarettes.  This is a positive development for us given our leadership position in this technology.  We continue to expand our U.S. capacity for cigarette paper processing for LIP cigarettes and have initiated capacity planning activities for this technology in Europe.

Growth in earnings in 2008 is still expected to come from the acquisition of the LTRI minority interest, increased sales volumes for RTL products and cigarette paper for LIP cigarettes and from the benefits of the announced restructuring activities.  The challenges to earnings growth in 2008 will continue to be inflationary cost increases, particularly energy, initial losses associated with the start-up of our rebuilt paper machine in France, as well as start-up expenses to be incurred by our 50 percent tobacco-related joint venture in China, likely further unfavorable foreign currency impacts and the ongoing decline in demand for our traditional paper products.  We anticipate that the first quarter of 2008 will be the lowest earnings period of the year, with some improvement in earnings occurring during the second quarter.  Substantial increases in earnings are not likely to occur until the second half of 2008 following full implementation of the current restructuring activities underway across our businesses along with likely additional pricing or restructuring actions needed to address inflationary cost and currency impacts.

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

•                  As a result of excess capacity in the tobacco-related papers industry and increased purchased material and operating costs experienced in the last several years, competitive levels of selling prices for certain of our products are not sufficient to cover those costs with a margin that we consider reasonable.  Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment charges for certain equipment and employee severance expenses associated with downsizing activities.  Management continues to evaluate how to operate our production facilities more effectively with reduced production volumes and additional restructuring activities are possible in the near future.

•                  Our Credit Agreement contains certain financial covenants including, but not limited to, a net debt to adjusted EBITDA ratio.  While we currently project that we will not fail to comply with any of these covenants, changes from the expected results of operations, higher than expected capital spending, an unanticipated need for additional borrowing or other factors could cause us to violate 1 or more of the covenants in our Credit Agreement.  In the event we breach the net debt to adjusted EBITDA covenant, we believe that we could obtain a temporary waiver of that covenant, obtain an amendment of our Credit Agreement or access the markets for additional capital.  However, there is no assurance that the required bank consents could be obtained for a temporary waiver or an amendment, that a temporary waiver or amendment of our credit facilities would be adequate to fully resolve the condition giving rise to the default or that we could successfully access the markets for additional capital.

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

For additional factors and further discussion of these factors, please see our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at March 31, 2008 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2008. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and disputes (see Note 8, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).  There have been no material developments to these matters during 2008.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased shares of its common stock during the three month period ended March 31, 2008.  The following table indicates the amount of shares of the Company’s common stock it has repurchased during 2008 and the remaining amount of share repurchases currently authorized by our Board of Directors as of March 31, 2008:

			Total Number of		Maximum Amount
	Total Number	Average	Shares Repurchased		Of Shares that May
	Of Shares	Price Paid	As Part of Publicly		Yet be Repurchased
	Repurchased	Per Share	Announced Programs		Under the Program
			(# shares)	($ in millions)	($ in millions)
Full-Year 2007	249,016	$23.34	249,016	$5.8
Year-to-Date March 31, 2008	48,900	24.51	48,900	1.2
Total	297,916	$23.53	297,016	$7.0	$13.0	*

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reelection of Directors

Our Annual Meeting of Stockholders was held on Thursday, April 24, 2008, at which a vote was held regarding election of 2 directors, as had been indicated in on our proxy statement mailed on or about March 13, 2008.  The stockholders reelected Ms. Claire L. Arnold and Mr. Robert F. McCullough as Class I directors for a 3-year term expiring at the 2011 Annual Meeting of Stockholders.  Ms. Arnold joined the Board in 1995 and serves, presently and since 1998, as Chief Executive Officer of Leapfrog Services, Inc., a computer support company and network integrator.  Mr. McCullough joined the Board in 2006 and is a private investor, presently and since 2007.  The results of the voting of stockholders were as follows:

	For	Withheld
Director: Ms. Arnold	13,434,573	1,020,651
Director: Mr. McCullough	13,413,196	1,042,028

Mr. K.C Caldabaugh was elected by the Board of Directors to serve as the lead non-management Director for a 1-year term expiring in April 2009.

Appointment of New Director

Effective April 24, 2008, the Board of Directors elected Mr. William A. Finn as a Class II, independent director of the Corporation.  Mr. Finn will serve on the Board’s Audit and Compensation committees.  Mr. Finn previously held various positions with Asten, Inc., a manufacturer of machine clothing and specialty fabrics which serves the paper industry globally with products sold in over 50 countries, including the offices of President, Chief Executive Officer and Chairman. He also served as the Chairman and Chief Executive Officer of Asten Johnson, Inc.    Currently, Mr. Finn is the Chairman of Asten Johnson Holding Ltd.

Retirement of Directors

Mr. Laurent G. Chambaz and Mr. Larry B. Stillman retired from the Board of Directors effective April 24, 2008.  Mr. Chambaz and Mr. Stillman had served as Directors since the Company’s inception in 1995.

Restricted Stock Plan

Stockholders also approved the Company’s Restricted Stock Plan.

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

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ PETER J. THOMPSON	By:	/s/ MARK A. SPEARS
Peter J. Thompson			Mark A. Spears
Chief Financial Officer and			Controller
Treasurer			(principal accounting officer)
(duly authorized officer and
principal financial officer)

May 7, 2008			May 7, 2008

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

•                  “Net debt to adjusted EBITDA ratio” is a financial measurement used in bank covenants where “Net Debt” is defined as the current portion of long term debt plus other short term debt plus long term debt less cash and cash equivalents, and

•                  “Adjusted EBITDA” is defined as net income excluding extraordinary or 1-time items, minority interest in earnings, loss from equity of affiliates, interest expense, income taxes and depreciation and amortization less amortization of deferred revenue.

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

•                  “Start-up costs” are costs incurred prior to generation of income producing activities in the case of a new plant, or costs incurred in excess of expected ongoing normal costs in the case of a new or rebuilt machine.  Start-up costs can include excess variable costs such as raw materials, utilities and labor and unabsorbed fixed costs.

•                  “Tipping paper” joins the filter element to the tobacco-filled column of the cigarette and is both printable and glueable at high speeds.

•                  “Wrapper” covers the outside of cigars providing a uniform, finished appearance.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended March 31, 2008

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