Form 10-Q
period 2008-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2008-08-06
CIK 1000623

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

There were 15,668,322 shares of common stock, par value $0.10 per share, of the registrant outstanding as of July 31, 2008.

PART I

ITEM 1.  FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net Sales	$202.0	$171.8	$391.8	$342.1
Cost of products sold	177.8	145.8	347.6	287.8

Gross Profit	24.2	26.0	44.2	54.3

Selling expense	5.8	5.4	12.2	11.0
Research expense	2.5	2.0	4.5	4.0
General expense	7.4	9.2	17.0	18.1
Total nonmanufacturing expenses	15.7	16.6	33.7	33.1

Restructuring expense (Note 4)	3.7	3.4	5.7	6.1

Operating Profit	4.8	6.0	4.8	15.1

Interest expense	2.8	1.5	5.2	2.8
Other income (expense), net	0.6	(0.2)	(1.0)	(0.1)

Income (Loss) Before Income Taxes, Minority Interest and Loss from Equity Affiliates	2.6	4.3	(1.4)	12.2

Provision (benefit) for income taxes (Note 8)	—	1.2	(2.6)	3.1
Minority interest in earnings of subsidiaries (Note 9)	—	2.1	0.2	3.8
Loss from equity affiliates	0.6	—	0.2	0.1

Net Income	$2.0	$1.0	$0.8	$5.2

Net Income Per Share:

Basic	$0.13	$0.06	$0.05	$0.33

Diluted	$0.13	$0.06	$0.05	$0.33

Cash Dividends Declared Per Share	$0.15	$0.15	$0.30	$0.30

Weighted Average Shares Outstanding:

Basic	15,395,900	15,605,300	15,402,000	15,551,500

Diluted	15,702,100	15,887,800	15,658,200	15,803,800

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS

Current Assets
Cash and cash equivalents	$9.4	$4.0
Accounts receivable	103.1	100.6
Inventories	126.7	131.2
Other current assets	11.8	11.4
Total Current Assets	251.0	247.2

Property, Plant and Equipment, net	493.9	456.0
Intangible Assets and Goodwill (Note 9)	19.0	2.8
Investment in Equity Affiliates	19.1	15.4
Deferred Income Tax Benefits	16.9	15.2
Other Assets	40.6	38.4

Total Assets	$840.5	$775.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current debt	$16.2	$13.6
Accounts payable	84.4	84.3
Accrued income taxes payable	1.8	8.4
Accrued expenses	98.2	102.9
Current deferred revenue	6.0	6.0
Total Current Liabilities	206.6	215.2

Long-Term Debt	171.8	87.3
Pension and Other Postretirement Benefits	39.9	38.9
Deferred Income Tax Liabilities	25.8	25.0
Deferred Revenue	15.0	18.1
Other Liabilities	22.8	22.7
Total Liabilities	481.9	407.2

Minority Interest (Note 9)	—	26.0

Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 16,078,733 shares issued; 15,666,928 and 15,508,397 shares outstanding at June 30, 2008 and December 31, 2007, respectively	1.6	1.6
Additional paid-in-capital	64.3	68.0
Common stock in treasury, at cost, 411,805 and 570,336 shares at June 30, 2008 and December 31, 2007, respectively	(9.0)	(12.3)
Retained earnings	260.7	264.6
Accumulated other comprehensive income, net of tax	41.0	19.9

Total Stockholders’ Equity	358.6	341.8

Total Liabilities and Stockholders’ Equity	$840.5	$775.0

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

(dollars in millions, except per share amounts)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock Issued		Paid-In	Treasury Stock		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total

Balance, December 31, 2006	16,078,733	$1.6	$63.3	561,343	$(11.4)	$270.6	$(21.1)	$303.0

Net income for the six months ended June 30, 2007						5.2		5.2
Adjustments to unrealized foreign currency translation, net of tax							11.8	11.8
Amortization of postretirement benefit plans’ costs, net of tax							0.8	0.8
Comprehensive income, net of tax								17.8

Dividends declared ($0.30 per share)						(4.7)		(4.7)
Restricted stock issuances, net			(0.6)	(29,960)	0.6			—
Stock-based employee compensation expense			0.4					0.4
Stock issued to directors as compensation				(2,908)	0.1			0.1
Excess tax benefits of stock-based awards			0.3					0.3
Purchases of treasury stock				4,340	(0.1)			(0.1)
Issuance of shares for options exercised	—	—	0.3	(204,807)	4.1	—	—	4.4

Balance, June 30, 2007	16,078,733	$1.6	$63.7	328,008	$(6.7)	$271.1	$(8.5)	$321.2

Balance, December 31, 2007	16,078,733	$1.6	$68.0	570,336	$(12.3)	$264.6	$19.9	$341.8

Net income for the six months ended June 30, 2008						0.8		0.8
Adjustments to unrealized foreign currency translation, net of tax							20.6	20.6
Amortization of postretirement benefit plans’ costs, net of tax							0.5	0.5
Comprehensive income, net of tax								21.9

Dividends declared ($0.30 per share)						(4.7)		(4.7)
Restricted stock issuances, net			(4.3)	(197,965)	4.3			—
Stock-based employee compensation expense			0.6					0.6
Stock issued to directors as compensation				(3,466)	0.1			0.1
Purchases of treasury stock				48,900	(1.2)			(1.2)
Issuance of shares for options exercised	—	—	—	(6,000)	0.1	—	—	0.1

Balance, June 30, 2008	16,078,733	$1.6	$64.3	411,805	$(9.0)	$260.7	$41.0	$358.6

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in millions)

(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
Operations
Net income	$0.8	$5.2
Non-cash items included in net income:
Depreciation and amortization	23.8	19.4
Restructuring related impairment charges and accelerated depreciation	3.0	1.5
Amortization of deferred revenue	(3.1)	(3.2)
Deferred income tax benefit	(11.8)	(4.0)
Minority interest in earnings of subsidiaries	0.2	3.8
Pension and other postretirement benefits	0.7	(2.1)
Other items	0.8	2.4
Net changes in operating working capital	(2.1)	(1.1)
Cash Provided by Operations	12.3	21.9

Investing
Capital spending	(24.0)	(18.3)
Capitalized software costs	(2.2)	(4.5)
LTRI minority interest acquisition (Note 9)	(51.3)	—
Investment in equity affiliates	(1.9)	(6.5)
Other	(3.7)	(1.0)
Cash Used for Investing	(83.1)	(30.3)

Financing
Cash dividends paid to SWM stockholders	(4.7)	(4.7)
Changes in short-term debt	2.9	2.4
Proceeds from issuances of long-term debt	100.1	13.0
Payments on long-term debt	(20.9)	(12.6)
Purchases of treasury stock	(1.2)	(0.1)
Proceeds from exercise of stock options	0.1	4.4
Excess tax benefits of stock-based awards	—	0.3
Cash Provided by Financing	76.3	2.7

Effect of Exchange Rate Changes on Cash	(0.1)	0.5

Increase (Decrease) in Cash and Cash Equivalents	5.4	(5.2)

Cash and Cash Equivalents at beginning of period	4.0	13.7

Cash and Cash Equivalents at end of period	$9.4	$8.5

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1.  GENERAL

Nature of Business

Schweitzer-Mauduit International, Inc., or the Company, is a multinational diversified producer of premium specialty papers headquartered in the United States of America and is the world’s largest supplier of fine papers to the tobacco industry. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications.  Tobacco industry products comprised approximately 90 percent of the Company’s consolidated net sales in each of the three and six month periods ended June 30, 2008 and 2007.  The primary products in the group include cigarette, plug wrap and tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes and reconstituted tobacco wrappers and binders for machine-made cigars.  These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

The Company is a manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, banded papers for the production of lower ignition propensity, or LIP, cigarettes and the leading independent producer of RTL used in producing blended cigarettes.  The Company conducts business in over 90 countries and currently operates 11 production locations worldwide, with mills in the United States, France, the Philippines, Indonesia and Brazil.  The Company also has a 50 percent equity interest in a mill in China currently in operational start-up.

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

The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full-year.  The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 7, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and wholly-owned, majority-owned and controlled subsidiaries.  Minority interest represents minority stockholders’ proportionate share of the equity in Schweitzer-Mauduit do Brasil S.A., or SWM-B, and LTR Industries S.A., or LTRI, the Company’s French RTL operations.  In January 2008, the Company acquired the minority interest in LTRI, subsequent to which it owns 100 percent of the outstanding shares.  See Note 9, Acquisition, of the Notes to Consolidated Financial Statements.  The Company’s share of the net loss of its 50 percent owned joint venture in China is included in the consolidated statements of income as loss from equity affiliates.  All significant intercompany balances and transactions have been eliminated.

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

Fair Value

Effective January 1, 2008, the Company adopted the provisions related to financial assets and liabilities of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  SFAS No. 157 also expands disclosure requirements to include:  (a) the fair value measurements of assets and liabilities at the reporting date, (b) segregation of assets and liabilities between fair value measurements based on quoted market prices and those based on other methods and (c) information that enables users to assess the method or methods used to estimate fair value when no quoted price exists. Adoption of SFAS No. 157 related to financial assets and liabilities on January 1, 2008 had no effect on the Company’s consolidated financial position at January 1, 2008 or June 30, 2008 or its results of operations for the three and six month periods ended June 30, 2008.  The provisions of SFAS No. 157 related to nonfinancial assets and liabilities will become effective for fiscal years beginning after November 15, 2008.  The Company is currently in the process of reviewing the provisions of SFAS No. 157 related to nonfinancial assets and liabilities to determine the impact on its consolidated financial position and results of operation.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115.” SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option was elected shall be recognized in earnings as incurred and not deferred.   Adoption of SFAS No. 159 on January 1, 2008 had no effect on the Company’s consolidated financial position at January 1, 2008 or June 30, 2008 or its results of operations for the three or six month periods ended June 30, 2008 as the Company has elected not to measure any of its financial instruments or certain commitments at fair value.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, which is a revision of SFAS No. 141, “Business Combinations.”  SFAS No. 141R applies prospectively to business combinations after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The objective of SFAS No. 141R is to improve the reporting requirements of business combinations and their effects.  To accomplish this, SFAS No. 141R establishes the principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and noncontrolling interest in the acquiree, (b) recognizes and measures goodwill in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The impact of this standard on the Company’s consolidated financial statements will depend on the nature, terms and size of acquisitions entered into on or after January 1, 2009.

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

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Average number of common shares outstanding	15,395.9	15,605.3	15,402.0	15,551.5
Dilutive effect of:
- stock options	8.2	79.6	15.9	69.6
- restricted stock	271.0	175.7	214.1	156.2
- directors’ deferred stock compensation	27.0	27.2	26.2	26.5
Average number of common and potential common shares outstanding	15,702.1	15,887.8	15,658.2	15,803.8

Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods.  The average number of share equivalents resulting from these anti-dilutive stock options not included in the computations of diluted net income per share for the three and six month periods ended June 30, 2008 were approximately 713,400 and 627,200, respectively, and for the three and six month periods ended June 30, 2007 were approximately 358,800 and 370,300, respectively.

NOTE 3. INVENTORIES

The following schedule details inventories by major class (dollars in millions):

	June 30, 2008	December 31, 2007
Raw materials	$34.2	$39.5
Work in process	28.0	25.4
Finished goods	37.8	44.8
Supplies and other	26.7	21.5
Total	$126.7	$131.2

NOTE 4. RESTRUCTURING ACTIVITIES

On July 1, 2008, the Company announced the exit of the coated papers business in the Brazilian market and a resulting decrease of approximately 100 employees, or 16 percent, of the current workforce in Brazil, both effective immediately.  These actions resulted in restructuring expense of $1.9 million for asset impairment charges in the second quarter of 2008, and $1.3 to $1.5 million of employee severance and other cash expenses are expected, primarily in the third quarter of 2008.

The Company had previously initiated restructuring activities, discussed further below, during 2006 and 2007 in France and the United States and during 2007 in Brazil.  Restructuring expenses related to all these actions totaled $3.7 million and $3.4 million for the three month periods ended June 30, 2008 and 2007, respectively, and $5.7 million and $6.1 million for the six month periods ended June 30, 2008 and 2007, respectively.

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

In October 2007, the Company initiated a 3-part restructuring plan to reduce production capacity for tobacco-related papers in both France and the United States as well as to reduce employment levels in Brazil.  The 3-part plan included the expected idling of a base tipping paper machine at Papeteries de Malaucène S.A.S., or PdMal, in Malaucène, France by the end of 2008 and the shutdown of the Company’s entire operation in Lee, Massachusetts which began in May 2008 and is nearly complete.  The Company is in the process of transferring production from PdMal and the Lee Mills to other of its facilities, primarily in Santanesia, Brazil, and has discontinued the sale of the majority of commercial and industrial papers formerly produced at the Lee Mills.

As a result of these restructuring actions, including the latest action in Brazil announced July 1, 2008, employment at the affected locations is expected to decrease by approximately 800 employees, over 20 percent from 2006 levels.  The announced restructuring activities are expected to be completed during 2008.

The following table summarizes the associated cash and non-cash pretax restructuring expense for the three and six month periods ended June 30, 2008 and 2007 and the associated cumulative cash and non-cash pretax restructuring expense from the 2006 inception of restructuring activities to June 30, 2008 (dollars in millions):

	Three Months Ended		Six Months Ended		Cumulative
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	2006 to June 30, 2008
France
Cash Expense
Severance and other employee related costs	$0.6	$2.6	$1.7	$4.6	$23.9
Other	—	—	—	—	0.9
Non-cash Expense
Accelerated depreciation	0.4	0.4	0.9	0.8	4.0
Total France Restructuring Expense	1.0	3.0	2.6	5.4	28.8

United States
Cash Expense
Severance and other employee related costs	0.5	—	0.9	—	2.9
Other	0.1	—	0.1	—	0.2
Non-cash Expense
Asset impairment charges	0.2	—	0.2	—	11.4
Accelerated depreciation	—	0.4	—	0.7	5.2
Total United States Restructuring Expense	0.8	0.4	1.2	0.7	19.7

Brazil
Cash Expense
Severance and other employee related costs	—	—	—	—	0.4
Non-cash Expense
Asset impairment charges	1.9	—	1.9	—	1.9
Total Brazil Restructuring Expense	1.9	—	1.9	—	2.3

Summary
Total Cash Expense	1.2	2.6	2.7	4.6	28.3
Total Non-cash Expense	2.5	0.8	3.0	1.5	22.5
Total Restructuring Expense	$3.7	$3.4	$5.7	$6.1	$50.8

The Company currently estimates pre-tax expenses from 2006 through 2008 for all announced restructuring activities to be in the range of $54 to $57 million, comprised of $30 to $32 million in severance and other cash costs and $24 to $25 million in asset impairment charges, accelerated depreciation and other non-cash costs.  Restructuring expenses of $50.8 million, or approximately 90 percent of the total projected, have been recognized through June 30, 2008.

Restructuring liabilities were classified within accrued expenses in the consolidated balance sheets as of June 30, 2008 and December 31, 2007.  Changes in the restructuring liabilities during the six month period ended June 30, 2008 and the twelve month period ended December 31, 2007 are summarized as follows (dollars in millions):

	Six Months
	Ended	Year Ended
	June 30,	December 31,
	2008	2007
Balance at beginning of year	$16.4	$13.9
Accruals for announced programs	2.7	10.2
Cash payments	(6.6)	(9.5)
Exchange rate impacts	2.0	1.8
Balance at end of period	$14.5	$16.4

Restructuring severance costs were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postretirement Benefits - An Amendment of FASB Statements No. 5 and 15,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits.”

NOTE 5. DEBT

Total debt is summarized in the following table (dollars in millions):

	June 30,	December 31,
	2008	2007
Credit Agreement
U. S. Revolver	$92.0	$69.0
Euro Revolver	64.7	—
French Employee Profit Sharing	13.1	17.0
Bank Overdrafts	7.6	6.7
Other	10.6	8.2
Total Debt	188.0	100.9
Less: Current debt	16.2	13.6
Long-Term Debt	$171.8	$87.3

Credit Agreement

The Company’s Credit Agreement provides for a $95 million U.S. dollar revolving credit facility, or U.S. Revolver, and an 80 million euro revolving credit facility, or Euro Revolver.  Borrowings under the U.S. Revolver increased to $92.0 million as of June 30, 2008 from $69.0 million as of December 31, 2007.  Availability under the U.S. Revolver decreased to $3.0 million as of June 30, 2008 from $26.0 million as of December 31, 2007.  Borrowings under the Euro Revolver increased to 41.0 million euros, or $64.7 million, as of June 30, 2008 from zero as of December 31, 2007.  Availability under the Euro Revolver decreased to 39.0 million euros as of June 30, 2008 from 80.0 million euros as of December 31, 2007.

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0.  Under the Credit Agreement, interest rates are at market rates, based on the London Interbank Offered Rate, or LIBOR, for U.S. dollar borrowings and the Euro Interbank Offered Rate, or EURIBOR, for euro borrowings, plus an applicable margin that varies from 0.35 percent to 0.75 percent per annum depending on the Net Debt to Adjusted EBITDA Ratio, as defined in the Credit Agreement.  The Company incurs commitment fees at an annual rate of either 0.30 or 0.35 percent of the applicable margin on the committed amounts not drawn, depending on the Net Debt to Adjusted EBITDA Ratio as defined in the Credit Agreement.  The Company also incurs utilization fees of 0.25 percent per annum when outstanding borrowings exceed 50 percent of the total credit facility.  The Company was in compliance with all the financial covenants of the Credit Agreement as of June 30, 2008.

Bank Overdraft

The Company had bank overdraft facilities totaling $40.9 million as of June 30, 2008.  Bank overdraft obligations outstanding increased to $7.6 million as of June 30, 2008 from $6.7 million as of December 31, 2007, which reduced availability under bank overdrafts to $33.3 million as of June 30, 2008.

Interest Rate Swap Agreements

The Company maintains interest rate swap agreements on a portion of its long-term debt.  As of June 30, 2008, the LIBOR rates on $30.0 million and $8.0 million of the Company’s variable-rate long-term debt were fixed at 5.13 percent and 4.99 percent, respectively.  The impact of the swap agreements on the consolidated financial statements was not material for either of the three or six month periods ended June 30, 2008.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various legal proceedings and disputes (see Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).  There have been no material developments to these matters during the quarter ended June 30, 2008.

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

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three and six month periods ended June 30, 2008 and 2007 were as follows (dollars in millions):

	Three Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$0.1	$0.2	$0.4	$0.5	$0.1	$—
Interest cost	1.7	1.7	0.6	0.5	0.1	0.2
Expected return on plan assets	(2.0)	(1.9)	(0.3)	(0.4)	—	—
Amortizations and other	0.2	0.6	0.1	0.1	—	—
Net periodic benefit cost	$—	$0.6	$0.8	$0.7	$0.2	$0.2

	Six Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$0.2	$0.5	$0.8	$1.0	$0.2	$0.1
Interest cost	3.3	3.3	1.1	0.9	0.3	0.4
Expected return on plan assets	(4.0)	(3.8)	(0.6)	(0.7)	—	—
Amortizations and other	0.5	1.1	0.3	0.3	—	—
Net periodic benefit cost	$—	$1.1	$1.6	$1.5	$0.5	$0.5

During the full-year 2008, the Company expects to recognize approximately $1 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $1 million for its French pension plans.  The Company recognized amortization of $0.2 million and $0.5 million for its U.S. pension plans and $0.1 million and $0.3 million for its French pension plans during the three and six month periods ended June 30, 2008, respectively.

The Company made $0.7 million in pension contributions to its pension plans during the six month period ended June 30, 2008, and currently expects to contribute a total of $3 to $6 million to its pension plans during the full-year 2008.  The Company paid $0.4 million and $0.8 million for its U.S. OPEB benefits during the three and six month periods ended June 30, 2008, respectively, and expects to pay a total of $1 to $2 million during the full-year 2008.

NOTE 8. INCOME TAXES

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision (benefit) for income taxes is as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
Tax provision (benefit) at U.S. statutory rate	$0.9	35.0%	$1.5	35.0%	$(0.5)	35.0%	$4.3	35.0%
Tax benefits of foreign legal structure	(1.1)	(42.3)	(0.6)	(14.0)	(2.1)	150.7	(1.7)	(13.9)
Other, net	0.2	7.3	0.3	6.9	—	—	0.5	4.3
Provision (benefit) for income taxes	$—	—%	$1.2	27.9%	$(2.6)	185.7%	$3.1	25.4%

Tax benefits of foreign legal structure result from net foreign tax deductions from the restructuring of the Company’s foreign operations in 2003.  The proportionate effect of this item on the overall effective income tax rate decreases as earnings increase.

The Company records and maintains income tax valuation allowances as necessary to reduce net deferred income tax assets to an amount which is estimated more likely than not to be realizable in accordance with SFAS No. 109, “Accounting for Income Taxes.”

Deferred income tax assets include net operating loss carry forwards (“NOLs”) in Brazil, France, and the Philippines at June 30, 2008.  Operating losses have been incurred in recent periods in Brazil, France and the Philippines as a result of lower operating earnings together with substantial restructuring expenses incurred in Brazil and France.  Under current tax laws, NOLs in Brazil and France carry forward indefinitely and in the Philippines expire 3 years subsequent to the year generated.

As of June 30, 2008, the Company had net deferred tax assets of $3.9 million and $1.1 million in Brazil and the Philippines, respectively.  In France, at June 30, 2008, the Company had a net deferred tax liability, however that consisted of a net deferred tax asset of $20.1 million in one tax group and net deferred tax liabilities of $2.0 million and $41.1 million in another tax group and LTRI, respectively.

The Company’s assumptions, judgments and estimates relative to the valuation of net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount and category of future taxable income and tax planning strategies.  Actual future operating results and the underlying amount and category of income in future periods could differ from the Company’s current assumptions, judgments and estimates.  Although realization is not assured, the Company believes it is more likely than not that the net deferred tax assets at June 30, 2008 will be realized.  However, continued operating losses, particularly in Brazil and the Company’s paper operations in France, increase the possibility of recording a valuation allowance in a future period.  If at a future date the Company determines that it will not be able to realize all or part of its deferred tax assets, or if in the Company’s judgment the weight of the positive evidence is not sufficient to overcome the negative evidence, a valuation allowance against the Company’s deferred tax assets would be recorded in the period any such determination is made to reduce the net deferred tax asset to an amount deemed to be more likely than not realizable.

The Company adopted the provisions of FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes” effective January 1, 2007.  FIN 48 is an interpretation of SFAS No. 109, which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes.  The adoption of FIN 48 had no cumulative effect on the Company’s consolidated financial position at January 1, 2007.  At June 30, 2008 and December 31, 2007, the Company had no significant unrecognized tax benefits related to income taxes.

The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement.  There were no material income tax penalties or interest accrued during either of the three or six month periods ended June 30, 2008 or 2007.

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions.  With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2004.

NOTE 9. ACQUISITION

In January 2008, 2 of the Company’s French subsidiaries purchased the 28 percent minority interest in LTRI owned by Société Nationale d’Exploitation Industrielle des Tabacs et Allumettes, S.A., a subsidiary of Altadis, S.A., subsequent to which the Company owns 100 percent of LTRI’s outstanding shares.  The purchase price of 35.0 million euros was funded by borrowings under the Company’s Euro Revolver.  The following table summarizes the allocation, of the 35.0 million euros, or $51.3 million, purchase price for the acquisition (dollars in millions):

Purchase Price (35 million euros)		$51.3
Carrying Value		26.2
Step-Up in Basis		$25.1

Allocation of Step-Up in Basis:
Inventories	$0.1
Land	2.1
Tangible depreciable assets	16.2
Amortizable intangibles	10.0
Goodwill	6.4
Deferred income tax liability	(9.7)
Total Step-Up in Basis		$25.1

The Company is amortizing LTRI’s customer related intangibles using the 150 percent declining balance method over a 6-year amortizable life.  The Company recorded amortization expense of $0.7 million and $1.3 million for the customer related intangibles during the three and six month periods ended June 30, 2008, respectively.  Additionally, the Company recorded $0.4 million and $0.8 million of incremental depreciation as a result of the stepped-up bases in depreciable property, plant and equipment during the three and six month periods ended June 30, 2008, respectively.

The increased bases in the LTRI assets are not tax deductible in France.  In accordance with SFAS No. 109, a deferred income tax liability was recorded for the nondeductible purchase allocations to inventories, land, tangible depreciable assets and amortizable intangibles, but no deferred income tax balance was recorded related to goodwill.

The following unaudited pro forma condensed consolidated statement of income data for the three and six month periods ended June 30, 2007 are presented for illustrative purposes only as a comparison versus the actual 2008 periods reported herein.   This pro forma data was prepared as though the minority interest acquisition had occurred on January 1, 2007, the beginning of the periods presented.  It is not necessarily indicative of the operating results that would have been achieved if the LTRI minority interest acquisition had occurred on January 1, 2007, nor is it indicative of future operating results.  Pro forma financial information for the 2008 periods is not presented since such pro forma income statement information is not materially different from the actual reported statements of income included herein.

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	(Unaudited)			(Unaudited)
(dollars in millions, except		Pro Forma	Pro Forma		Pro Forma	Pro Forma
per share amounts)	Historical	Adjustments *	Results	Historical	Adjustments *	Results
Net sales	$171.8	$—	$171.8	$342.1	$—	$342.1
Gross profit	26.0	(1.0)	25.0	54.3	(2.0)	52.3
Operating profit	6.0	(1.0)	5.0	15.1	(2.0)	13.1
Interest expense	1.5	0.5	2.0	2.8	1.0	3.8
Income before income taxes, minority interest and income from equity affiliates	4.3	(1.5)	2.8	12.2	(3.0)	9.2
Provision for income taxes	1.2	(0.5)	0.7	3.1	(1.1)	2.0
Minority interest in earnings of subsidiaries	2.1	(2.1)	—	3.8	(3.8)	—
Net income	$1.0	$1.1	$2.1	$5.2	$1.9	$7.1

Basic net income per share	$0.06	$0.07	$0.13	$0.33	$0.12	$0.45
Diluted net income per share	$0.06	$0.07	$0.13	$0.33	$0.12	$0.45

* Pro forma adjustments primarily consist of  incremental depreciation expense, amortization expense on intangible assets, interest expense, related income tax effects of these expenses and reversal of minority interest in earnings of subsidiaries.

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

Net Sales

(dollars in millions)

	Three Months Ended				Six Months Ended
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
France	$129.2	64.0%	$102.7	59.8%	$250.0	63.8%	$203.0	59.3%
United States	57.7	28.6	56.2	32.7	113.2	28.9	113.1	33.1
Brazil	20.3	10.0	17.1	9.9	38.2	9.8	34.5	10.1
Subtotal	207.2	102.6	176.0	102.4	401.4	102.5	350.6	102.5

Intersegment sales by
France	(0.7)	(0.4)	(1.3)	(0.7)	(1.3)	(0.4)	(2.3)	(0.7)
United States	(1.6)	(0.8)	(0.7)	(0.4)	(2.3)	(0.6)	(1.5)	(0.4)
Brazil	(2.9)	(1.4)	(2.2)	(1.3)	(6.0)	(1.5)	(4.7)	(1.4)
Subtotal	(5.2)	(2.6)	(4.2)	(2.4)	(9.6)	(2.5)	(8.5)	(2.5)
Consolidated	$202.0	100.0%	$171.8	100.0%	$391.8	100.0%	$342.1	100.0%

Operating Profit (Loss)

(dollars in millions)

	Three Months Ended				Six Months Ended
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
France	$6.5	135.4%	$6.0	100.0%	$5.6	116.7%	$13.2	87.4%
United States	3.9	81.3	3.4	56.7	9.3	193.7	7.9	52.3
Brazil	(4.4)	(91.7)	(0.4)	(6.7)	(6.1)	(127.1)	(0.2)	(1.3)
Unallocated	(1.2)	(25.0)	(3.0)	(50.0)	(4.0)	(83.3)	(5.8)	(38.4)
Consolidated	$4.8	100.0%	$6.0	100.0%	$4.8	100.0%	$15.1	100.0%

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

•                  Recent Developments

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Other Factors Affecting Liquidity and Capital Resources

•                  Outlook

•                  Forward-Looking Statements

Executive Summary

(dollars in millions, except per share amounts)

	Three Months Ended				Six Months Ended
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
Net sales	$202.0	100.0%	$171.8	100.0%	$391.8	100.0%	$342.1	100.0%
Gross profit	24.2	12.0	26.0	15.1	44.2	11.3	54.3	15.9
Restructuring expense	3.7	1.8	3.4	2.0	5.7	1.5	6.1	1.8
Operating profit	4.8	2.4	6.0	3.5	4.8	1.2	15.1	4.4
Interest expense	2.8	1.4	1.5	0.9	5.2	1.3	2.8	0.8
Other income (expense), net	0.6	0.3	(0.2)	(0.1)	(1.0)	(0.2)	(0.1)	—
Minority interest	—	—	2.1	1.2	0.2	0.1	3.8	1.1
Net income	$2.0	1.0%	$1.0	0.6%	$0.8	0.2%	$5.2	1.5%
Diluted earnings per share	$0.13		$0.06		$0.05		$0.33
Cash provided by operations	$20.3		$11.8		$12.3		$21.9
Capital spending	$5.4		$9.3		$24.0		$18.3

Second Quarter Highlights

Net sales were $202.0 million for the three month period ended June 30, 2008, a 17.6 percent increase over the prior-year quarter.  Net sales increased $15.1 million as a result of favorable foreign currency exchange rate impacts, $10.1 million due to higher average selling prices, primarily due to an improved mix of products sold, and $5.0 million from increased sales volumes.  Gross profit was $24.2 million during the three month period ended June 30, 2008, a decrease of $1.8 million from the prior-year quarter.  The gross profit margin was 12.0 percent, decreasing from 15.1 percent for the prior-year quarter.  Restructuring expenses were $3.7 million and $3.4 million for the three month periods ended June 30, 2008 and 2007, respectively.  During the three months ended June 30, 2008, we recorded an asset impairment charge of $1.9 million in Brazil due to our exit of the coated papers business.  Operating profit was $4.8 million for the three month period ended June 30, 2008 versus an operating profit of $6.0 million for the prior-year quarter.  Gross profit and operating profit both decreased primarily due to inflationary cost increases of $9.0 million, start-up costs associated with PdM’s paper machine rebuild of $3.9 million, unfavorable fixed cost absorption of $1.8 million, primarily due to decreased paper machine production volume in the United States, and unfavorable foreign currency impacts of $0.6 million.  Partially offsetting these negative impacts were higher average selling prices of $7.6 million, primarily due to an improved mix of products sold, increased sales volumes of $3.7 million and lower nonmanufacturing expenses.  Interest expense was higher by $1.3 million as a result of increased average debt levels.  Other income (expense), net resulted in $0.6 million of income during the second quarter of 2008 versus $0.2 million of expense during the same period in 2007, primarily due to foreign currency transaction gains and losses.  Minority interest in earnings of subsidiaries declined from $2.1 million in 2007 to zero in 2008 as a result of our purchase of the 28 percent minority interest in LTRI during January 2008.  Net income and diluted net income per share were higher than the comparable periods of the prior-year by $1.0 million and $0.07, respectively.

Year-To-Date Highlights

Net sales were $391.8 million during the six month period ended June 30, 2008, a 14.5 percent increase over the prior-year period.  Net sales increased $26.5 million as a result of favorable foreign currency exchange rate impacts, $17.8 million due to higher average selling prices, primarily due to an improved mix of products sold, and $5.4 million from increased sales volumes.  Restructuring expenses were $5.7 million and $6.1 million for the six months periods ended June 30, 2008 and 2007, respectively.  Gross profit was $44.2 million for the six month period ended June 30, 2008, a decrease of $10.1 million from the prior-year period.  The gross profit margin was 11.3 percent, decreasing from 15.9 percent during the prior-year period.  Operating profit was $4.8 million for the six month period ended June 30, 2008 versus an operating profit of $15.1 million for the prior-year period.  Lower gross profit and operating profit were both primarily due to inflationary cost increases of $16.3 million, start-up costs of $9.2 million related to the rebuild of a paper machine at PdM, unfavorable foreign currency impacts of $4.6 million and unfavorable fixed cost absorption of $2.8 million.  These unfavorable impacts were partially offset by the benefits of higher average selling prices of $12.7 million, primarily due to an improved mix of products sold, increased sales volumes which benefited operating profit by $5.9 million and lower nonmanufacturing expenses.  Interest expense was higher by $2.4 million as a result of significantly increased average debt levels.  Minority interest in earnings of subsidiaries declined from $3.8 million in 2007 to $0.2 million in 2008 as a result of our purchase of the 28 percent minority interest in LTRI during January 2008.  Net income and diluted net income per share were lower than the comparable periods of the prior-year by $4.4 million and $0.28, respectively.

Capital spending was $24.0 million and $18.3 million for the six month periods ended June 30, 2008 and 2007, respectively.  Capital spending in the 2008 period primarily consisted of $11.0 million incurred at PdM for a paper machine rebuild and improvements to the bobbin slitting process.

Recent Developments

Price Increases

During June 2008, we announced price increases approaching 20 percent for paper products sold in North, Central and South America, effective beginning in July 2008.  These price increases are necessary to partially recover significant acceleration in costs due to higher purchase prices for wood pulp, energy, chemicals and transportation along with the negative earnings impact of foreign currency changes.  The price increases do not apply to customers that have long-term contracts containing specific terms regarding price revisions.

Operational Changes – Brazil

On July 1, 2008, we announced the exit of the coated papers business in the Brazilian market and a resulting decrease of approximately 100 employees, or 16 percent, of the current workforce in Brazil, both effective immediately.  Our Brazilian coated papers business had experienced increased inflationary cost pressures that we were not able to offset with selling price increases.  Due to the devaluation of the U.S. dollar against the Brazilian real, lower cost imported coated papers gained an approximate 43 percent share of the local market.  As a result of these factors, we decided to exit the coated papers business in Brazil and to concentrate on our core tobacco-related fine papers business.

These actions are expected to result in restructuring expenses totaling $3.2 to $3.4 million, including $1.9 million realized in the second quarter of 2008 for asset impairment charges, and $1.3 to $1.5 million expected during the third quarter of 2008 for employee severance and other cash expenses.

Management continues to evaluate how to optimize the efficiency and cost competitiveness of our worldwide production facilities as demand for our products continues to undergo volume and geographic changes.

Lower Ignition Propensity Cigarette Papers

Based upon the states that have passed LIP regulations, demand for these products is expected to grow from the current level of approximately 32 percent of North American cigarette consumption to approximately 80 percent by early 2010.  Additionally, jurisdictions representing essentially all of North American consumption have either passed or proposed LIP regulations, and several cigarette producers have announced voluntary national distribution of this technology, supporting the likelihood that LIP cigarettes will be sold nationwide in the United States by late 2009 or early 2010.  As a result, we expect to realize continued growth in demand for cigarette paper used in LIP cigarettes, which we expect will continue to benefit our U.S. business unit’s results.

International LIP efforts continue, especially in the European Union, or EU.  In late 2007, the EU’s 27 member states approved its Product Safety Commission to mandate the CEN (Standardization European Committee) to define standards for reduced ignition propensity for cigarettes.  It is our understanding that in June 2008, the CEN received this mandate as planned, which directs it to develop an ignition propensity standard for use in the EU, with possible implementation of the legislation by 2011.  There is increased probability that Finland could introduce LIP legislation ahead of the planned EU implementation.  Finland issued a draft text in February 2008 of its proposed LIP legislation to the World Trade Organization stating that all the cigarettes sold in Finland should have to be tested and comply with the fire safety requirements.  Australia and South Africa are also considering LIP legislation to be implemented by 2010.  These actions indicate that it is increasingly likely that LIP cigarette regulations outside of North America will become effective in the next 2 to 4 years, thus increasing demand for cigarette paper used in these cigarettes.

These legislative developments involving LIP cigarettes are positive for us given the current level of commercial acceptance of our Alginex™ banded papers and our ability to provide 1 or more commercially proven alternative solutions to cigarette manufacturers in addressing LIP requirements.

China Joint Venture

The construction of a new state-of-the-art paper mill by our joint venture with the China National Tobacco Corporation to produce tobacco-related papers in China was completed during the second quarter of 2008 and is currently in operational start-up.

Results of Operations

This section presents a discussion and analysis of our net sales, operating profit and other information relevant to an understanding of the results of operations versus the prior-year quarter.  The following table presents financial data from the unaudited consolidated statements of operations for the periods indicated (dollars in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net Sales	$202.0	$171.8	$391.8	$342.1
Cost of products sold	177.8	145.8	347.6	287.8
Gross Profit	24.2	26.0	44.2	54.3

Nonmanufacturing expenses	15.7	16.6	33.7	33.1
Restructuring expense	3.7	3.4	5.7	6.1
Operating Profit	4.8	6.0	4.8	15.1

Interest expense	2.8	1.5	5.2	2.8
Other income (expense), net	0.6	(0.2)	(1.0)	(0.1)
Income (Loss) Before Income Taxes, Minority Interest and Loss from Equity Affiliates	2.6	4.3	(1.4)	12.2

Provision (benefit) for income taxes	—	1.2	(2.6)	3.1
Minority interest in earnings of subsidiaries	—	2.1	0.2	3.8
Loss from equity affiliates	0.6	—	0.2	0.1
Net Income	$2.0	$1.0	$0.8	$5.2

Diluted Net Income Per Share	$0.13	$0.06	$0.05	$0.33

Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007

Net Sales

(dollars in millions)

					Consolidated
	Three Months Ended				Sales
	June 30,	June 30,		Percent	Volume
	2007	2008	Change	Change	Change

France	$129.2	$102.7	$26.5	25.8%	11.9%
United States	57.7	56.2	1.5	2.7	(16.0)
Brazil	20.3	17.1	3.2	18.7	10.1
Subtotal	207.2	176.0	31.2
Intersegment	(5.2)	(4.2)	(1.0)
Total	$202.0	$171.8	$30.2	17.6%	6.2%

Net sales were $202.0 million for the three month period ended June 30, 2008 compared with $171.8 million for the prior-year quarter.  The increase of $30.2 million, or 17.6 percent, consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$15.1	8.8%
Changes in selling prices and product mix	10.1	5.9
Changes in sales volumes	5.0	2.9
Total	$30.2	17.6%

•                  Changes in currency exchange rates had a favorable impact on net sales of $15.1 million, or 8.8 percent, for the three month period ended June 30, 2008 and primarily reflected the impact of a stronger euro compared with the U.S. dollar.  The euro was 15.3 percent stronger against the U.S. dollar compared to the second quarter of 2007.

•                  Higher average selling prices had a favorable $10.1 million, or 5.9 percent, impact on the net sales comparison. The increase in average selling prices primarily reflected an improved mix of products sold in the United States and France, primarily due to increased sales of cigarette paper for LIP cigarettes in the United States and higher sales of RTL products.

•                  Unit sales volumes increased by 6.2 percent for the three month period ended June 30, 2008 compared with the prior-year quarter, resulting in a favorable effect on net sales of $5.0 million, or 2.9 percent.

•                  Sales volumes for the French segment increased by 11.9 percent, primarily as a result of higher sales volumes of RTL products, partially offset by decreased tobacco-related papers sales volumes.

•                  The Brazil segment’s sales volumes increased by 10.1 percent, primarily due to continued growth in tobacco-related paper sales volumes.

•                  Sales volumes in the United States decreased by 16.0 percent, reflecting reduced sales of commercial and industrial products associated with the shutdown of the Lee Mills and reduced sales volumes of certain tobacco-related products.

The French segment net sales of $129.2 million for the three month period ended June 30, 2008 increased by $26.5 million, or 25.8 percent, versus $102.7 million for the prior-year quarter.  The increase in net sales was primarily the result of a stronger euro, higher sales volumes and, to a lesser extent, higher average selling prices including an improved mix of products sold.

The U.S. segment net sales of $57.7 million for the three month period ended June 30, 2008 increased by $1.5 million, or 2.7 percent, compared with $56.2 million for the prior-year quarter.  The increase in net sales of the U.S. segment resulted from higher average selling prices, primarily due to an improved mix of products sold, partially offset by lower sales volumes.

The Brazil segment net sales of $20.3 million for the three month period ended June 30, 2008 increased by $3.2 million, or 18.7 percent, from $17.1 million for the prior-year quarter.  The increase was primarily due to increased sales volumes and a stronger Brazilian real versus the U.S. dollar.  The Brazilian real strengthened by 20.0 percent against the U.S. dollar compared to the second quarter of 2007.

Gross Profit

(dollars in millions)

	Three Months Ended
	June 30,	June 30,		Percent	Percent of Net Sales
	2008	2007	Change	Change	2008	2007
Net Sales	$202.0	$171.8	$30.2	17.6%
Cost of products sold	177.8	145.8	32.0	21.9	88.0%	84.9%
Gross Profit	$24.2	$26.0	$(1.8)	(6.9)%	12.0%	15.1%

Gross profit was $24.2 million for the three month period ended June 30, 2008, a decrease of $1.8 million, or 6.9 percent, from $26.0 million for the prior-year quarter.  The gross profit margin was 12.0 percent of net sales for the three month period ended June 30, 2008, decreasing from 15.1 percent for the prior-year quarter. Gross profit was unfavorably impacted by inflationary cost increases of $9.0 million, start-up costs related to the paper machine rebuild at PdM of $3.9 million, unfavorable fixed cost absorption of $1.8 million, primarily in the United States, and unfavorable foreign currency impacts. Gross profit was favorably impacted by higher average selling prices, primarily due to an improved mix of products sold, which benefited the gross profit comparison by $7.6 million, and increased sales volumes, which benefited gross profit by $3.7 million.

Inflationary cost increases, primarily related to higher purchased energy costs, increased per ton wood pulp prices and higher labor rates combined to unfavorably impact operating results by $9.0 million during the three month period ended June 30, 2008.  Increased energy rates, primarily in the United States and France, unfavorably impacted operating results by $4.8 million during the three month period ended June 30, 2008.  Changes in per ton wood pulp prices, primarily in France and Brazil, increased operating expenses by $2.7 million compared with the prior-year quarter.  The average per ton list price of northern bleached softwood kraft pulp in the United States was $880 per metric ton during the three month period ended June 30, 2008 compared with $810 per metric ton during the prior-year quarter.

During the first quarter of 2008, the rebuilt paper machine at PdM initiated operations as part of the plan to restructure the PdM operation.   The start-up continued to negatively impact second quarter operating profit by $3.9 million.

The effects of decreased machine operating schedules and lower production volumes for tobacco-related papers and commercial and industrial products, primarily in the United States and France, were partially offset by increased production volumes in the French RTL operation.

Higher average selling prices, which resulted primarily from an improved mix of products sold in the United States and France, increased operating results by $7.6 million during the three month period ended June 30, 2008 versus the prior-year quarter.  Higher sales volumes increased operating results by $3.7 million, primarily in the French segment, compared with the prior-year quarter.

Nonmanufacturing Expenses

(dollars in millions)

	Three Months Ended
	June 30,	June 30,		Percent	Percent of Net Sales
	2008	2007	Change	Change	2008	2007
Selling expense	$5.8	$5.4	$0.4	7.4%	2.9%	3.1%
Research expense	2.5	2.0	0.5	25.0	1.2	1.2
General expense	7.4	9.2	(1.8)	(19.6)	3.7	5.4
Nonmanufacturing expenses	$15.7	$16.6	$(0.9)	(5.4)%	7.8%	9.7%

Nonmanufacturing expenses decreased by $0.9 million, or 5.4 percent, to $15.7 million from $16.6 million for the prior-year quarter, primarily due to lower accruals for incentive expenses during 2008.  Nonmanufacturing expenses were 7.8 percent and 9.7 percent of net sales for the three month periods ended June 30, 2008 and 2007, respectively.

Restructuring Expense

Total restructuring expense of $3.7 million was recognized during the three month period ended June 30, 2008, comprised of $2.1 million for asset impairment charges, $1.2 million for severance and other cash costs and $0.4 million for accelerated depreciation.  Total restructuring expense of $3.4 million was recognized during the prior-year quarter, comprised of $2.6 million for severance related costs and $0.8 million for accelerated depreciation.

Operating Profit (Loss)

(dollars in millions)

	Three Months Ended				Return on Net
	June 30,	June 30,		Percent	Sales
	2008	2007	Change	Change	2008	2007

France	$6.5	$6.0	$0.5	8.3%	5.0%	5.8%
United States	3.9	3.4	0.5	14.7	6.8	6.0
Brazil	(4.4)	(0.4)	(4.0)	N.M.	(21.7)	(2.3)
Subtotal	6.0	9.0	(3.0)
Unallocated expenses	(1.2)	(3.0)	1.8
Total	$4.8	$6.0	$(1.2)	(20.0)%	2.4%	3.5%

N.M. Not meaningful

Operating profit was $4.8 million for the three month period ended June 30, 2008 compared with an operating profit of $6.0 million during the prior-year quarter.  Operating profit was higher in our French and U.S. segments, and lower in our Brazilian segment.

The French segment’s operating profit was $6.5 million for the three month period ended June 30, 2008, an increase of $0.5 million from an operating profit of $6.0 million for the prior-year quarter.  The increase was primarily due to:

•                  Higher average selling prices, primarily due to an improved mix of products sold, of $3.7 million.

•                  Increased sales volumes which improved operating profit by $3.1 million.

•                  Reduced restructuring expenses of $2.0 million.

•                  Decreased nonmanufacturing expenses of $0.9 million.

The positive factors were mostly offset by:

•                  Inflationary cost increases of $4.7 million, equally due to higher wood pulp prices and energy rates.

•                  Start-up costs of the rebuilt paper machine at PdM of $3.9 million.

The U.S. segment’s operating profit was $3.9 million for the three month period ended June 30, 2008, a $0.5 million increase from operating profit of $3.4 million during the prior-year quarter.  The increase was primarily due to:

•                  A favorable mix of products sold and sales volume changes combined to increase operating profit by $4.0 million, primarily due to higher sales of cigarette paper for LIP cigarettes.

•                  Improved mill operations and benefits of cost savings programs.

The positive factors were mostly offset by:

•                  Unfavorable fixed costs absorption and inflationary cost increases of $2.9 million and $2.8 million, respectively.

Brazil’s operating loss was $4.4 million during the three month period ended June 30, 2008, compared with an operating loss of $0.4 million during the prior-year quarter.  The increased operating loss was primarily due to:

•                  Impairment charges of $1.9 million as a result of the decision to exit the coated papers business.

•                  The stronger Brazilian real versus the U.S. dollar, which had a $1.9 million unfavorable impact.

•                  Inflationary cost increases of $1.5 million

These negative factors were partially offset by benefits of cost savings programs.

Non-Operating Expenses

Interest expense of $2.8 million for the three month period ended June 30, 2008 increased from $1.5 million for the prior-year quarter.  Average debt levels increased significantly during the three month period ended June 30, 2008 versus the prior-year quarter, the effects of which were partially offset by lower weighted average effective interest rates.  The weighted average effective interest rates on our revolving debt facilities were approximately 3.9 percent and 5.6 percent for the three month periods ended June 30, 2008 and 2007, respectively.

Other income (expense), net was income of $0.6 million for the three month period ended June 30, 2008 compared with expense of $0.2 million for the prior-year quarter, primarily due to foreign currency transaction gains and losses.

Income Taxes

The provision for income taxes was zero for the three month period ended June 30, 2008 compared with an effective income tax rate of 27.9 percent for the prior-year quarter.  The difference in effective tax rates was primarily due to the favorable tax impact of our foreign holding company structure and the geographic mix of taxable earnings.

Minority Interest

Minority interest decreased to zero for the three month period ended June 30, 2008 from $2.1 million for the prior-year quarter.  This decrease was due to our acquisition of the LTRI minority interest in January 2008.

Loss from Equity Affiliates

The loss from equity affiliates totaled $0.6 million and zero during the three month periods ended June 30, 2008 and 2007, respectively, and represents our 50 percent share of the net loss associated with our joint venture in China.  The cigarette paper machine began the start-up phase during the second quarter of 2008.

Net Income and Net Income per Share

Net income for the three month period ended June 30, 2008 was $2.0 million, or $0.13 per share, compared with $1.0 million, or $0.06 per share, during the prior-year quarter.  Net income in 2008 was higher due to the benefit of the LTRI minority interest acquisition, partially offset by decreased operating profit and increased interest expense.

Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007

Net Sales

(dollars in millions)

					Consolidated
	Six Months Ended				Sales
	June 30,	June 30,		Percent	Volume
	2008	2007	Change	Change	Change

France	$250.0	$203.0	$47.0	23.2%	12.5%
United States	113.2	113.1	0.1	0.1	(20.0)
Brazil	38.2	34.5	3.7	10.7	(0.2)
Subtotal	401.4	350.6	50.8
Intersegment	(9.6)	(8.5)	(1.1)
Total	$391.8	$342.1	$49.7	14.5%	3.6%

Net sales were $391.8 million for the six month period ended June 30, 2008 compared with $342.1 million for the prior-year period.  The increase of $49.7 million, or 14.5 percent, consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$26.5	7.7%
Changes in selling prices and product mix	17.8	5.2
Changes in sales volumes	5.4	1.6
Total	$49.7	14.5%

•                  Changes in currency exchange rates had a favorable impact on net sales of $26.5 million, or 7.7 percent, for the six month period ended June 30, 2008 and primarily reflected the impact of a stronger euro and Brazilian real compared with the U.S. dollar.  The euro was 15.5 percent and the Brazilian real was 20.6 percent stronger against the U.S. dollar.

•                  Higher average selling prices had a favorable $17.8 million, or 5.2 percent, impact on the net sales comparison. The increase in average selling prices reflected an improved mix of products, primarily due to increased sales of cigarette paper for LIP cigarettes in the United States and RTL products in France.

•                  Unit sales volumes increased by 3.6 percent for the six month period ended June 30, 2008 versus the prior-year period, resulting in a favorable effect on net sales of $5.4 million, or 1.6 percent.

•                  Sales volumes for the French segment increased by 12.5 percent, primarily due to higher sales volumes of RTL products, partially offset by decreased sales of tobacco-related papers sales volumes.

•                  Brazil sales volumes were essentially unchanged compared with the prior year period.

•                  Sales volumes in the United States decreased by 20.0 percent, reflecting reduced sales of commercial and industrial products associated with the shutdown of the Lee Mills and reduced sales volumes of certain tobacco-related products.

The French segment net sales of $250.0 million for the six month period ended June 30, 2008 increased by $47.0 million, or 23.2 percent, versus $203.0 million for the prior-year period.  The increase in net sales was primarily the result of a stronger euro and higher sales volumes of RTL products.

The U.S. segment net sales of $113.2 million for the six month period ended June 30, 2008 increased by $0.1 million, compared with $113.1 million for the prior-year period.  The effect of higher average selling prices, primarily due to an improved mix of products sold, was essentially offset by lower sales volumes.

The Brazil segment net sales of $38.2 million for the six month period ended June 30, 2008 increased by $3.7 million, or 10.7 percent, from $34.5 million for the prior-year period.  The increase was due to the stronger Brazilian real, higher sales volumes and higher average selling prices, that primarily resulted from an improved mix of products sold.

Gross Profit

(dollars in millions)

	Six Months Ended
	June 30,	June 30,		Percent	Percent of Net Sales
	2008	2007	Change	Change	2008	2007
Net Sales	$391.8	$342.1	$49.7	14.5%
Cost of products sold	347.6	287.8	59.8	20.8	88.7%	84.1%
Gross Profit	$44.2	$54.3	$(10.1)	(18.6)%	11.3%	15.9%

Gross profit was $44.2 million for the six month period ended June 30, 2008, a decrease of $10.1 million, or 18.6 percent, from $54.3 million for the prior-year period.  The gross profit margin was 11.3 percent of net sales for the six month period ended June 30, 2008, decreasing from 15.9 percent for the prior-year period. Gross profit decreased due to inflationary cost increases of $16.3 million, start-up costs of $9.2 million related to the rebuild of PdM’s paper machine, unfavorable foreign currency impacts of $4.6 million and unfavorable fixed cost absorption of $2.8 million, partially offset by higher average selling prices, primarily due to an improved mix of products sold, of $12.7 million and increased sales volumes of $5.9 million.

Inflationary cost increases, related to higher energy rates, per ton wood pulp prices, other purchased materials costs and labor rates combined to unfavorably impact operating results by $16.3 million during the six month period ended June 30, 2008.  Higher purchased energy costs unfavorably impacted operating results by $8.3 million, primarily in France and the United States, during the six month period ended June 30, 2008.  Changes in per ton wood pulp prices, primarily in France and Brazil, increased operating expenses by $4.7 million compared with the prior-year period.  The average per ton list price of northern bleached softwood kraft pulp in the United States was $880 per metric ton during the six month period ended June 30, 2008 compared with $800 per metric ton during the prior-year period.

During the first six months of 2008, the rebuilt paper machine at PdM initiated operations as part of the plan to restructure the PdM operation.   The start-up is taking longer than originally expected due to operational issues and has negatively impacted 2008 operating profit by $9.2 million.

Lower production volumes for tobacco-related papers and commercial and industrial products, primarily in the United States and France, was partially offset by increased production volumes in the French RTL operation.

Higher average selling prices, resulting primarily from an improved mix of products sold primarily in the United States and France, increased operating results by $12.7 million for the six month period ended June 30, 2008 versus the prior-year period.  Higher sales volumes, primarily in the French segment, increased operating results by $5.9 million compared with the prior-year period.

Nonmanufacturing Expenses

(dollars in millions)

	Six Months Ended
	June 30,	June 30,		Percent	Percent of Net Sales
	2008	2007	Change	Change	2008	2007
Selling expense	$12.2	$11.0	$1.2	10.9%	3.1%	3.2%
Research expense	4.5	4.0	0.5	12.5	1.2	1.2
General expense	17.0	18.1	(1.1)	(6.1)	4.3	5.3
Nonmanufacturing expenses	$33.7	$33.1	$0.6	1.8%	8.6%	9.7%

Nonmanufacturing expenses increased by $0.6 million, or 1.8 percent, to $33.7 million from $33.1 million for the prior-year period, primarily due to foreign currency translation, partially offset by lower accruals for incentive expenses during the second quarter of 2008.  Nonmanufacturing expenses were 8.6 percent and 9.7 percent of net sales for the six month periods ended June 30, 2008 and 2007, respectively.

Restructuring Expense

Total restructuring expense of $5.7 million was recognized during the six month period ended June 30, 2008, including $2.7 million for severance and other cash costs, $2.1 million for asset impairment charges and $0.9 million for accelerated depreciation.  Total restructuring expense of $6.1 million was recognized during the prior-year period, comprised of $4.6 million for severance related costs and $1.5 million for accelerated depreciation.

Operating Profit (Loss)

(dollars in millions)

	Six Months Ended				Return on Net
	June 30,	June 30,		Percent	Sales
	2008	2007	Change	Change	2008	2007
France	$5.6	$13.2	$(7.6)	(57.6)%	2.2%	6.5%
United States	9.3	7.9	1.4	17.7	8.2	7.0
Brazil	(6.1)	(0.2)	(5.9)	N.M.	(16.0)	(0.6)
Subtotal	8.8	20.9	(12.1)
Unallocated expenses	(4.0)	(5.8)	1.8
Total	$4.8	$15.1	$(10.3)	(68.2)%	1.2%	4.4%

N.M. Not meaningful

Operating profit was $4.8 million for the six month period ended June 30, 2008 compared with an operating profit of $15.1 million during the prior-year period.  Operating profit was lower in our French and Brazilian segments and higher in our U.S. segment.

The French segment’s operating profit was $5.6 million for the six month period ended June 30, 2008, a decrease of $7.6 million from an operating profit of $13.2 million for the prior-year period.  The decrease was primarily due to:

•                  Inflationary cost increases of $9.8 million, mainly due to increased energy rates of $4.5 million and higher wood pulp prices of $2.9 million.

•                  Start-up costs of the paper machine rebuild at PdM of $9.2 million.

The negative factors were partially offset by:

•                  Increased sales volumes, primarily in RTL products, which improved operating results by $5.9 million.

•                  Higher average selling prices, primarily due to an improved mix of products sold, of $4.0 million.

•                  Reduced restructuring expenses of $2.8 million.

The U.S. segment’s operating profit was $9.3 million for the six month period ended June 30, 2008, a $1.4 million increase from an operating profit of $7.9 million during the prior-year period.  The increase was primarily due to:

•                  Higher average selling prices, primarily due to increased sales of cigarette paper for LIP cigarettes and lower sales of commercial and industrial papers, of $7.8 million

•                  The benefits of costs savings programs.

These positive factors were partially offset by:

•                  Unfavorable fixed cost absorption of $4.3 million as a result of reduced machine production schedules.

•                  Inflationary cost increases of $3.9 million, mainly due to higher energy rates of $3.0 million.

Brazil’s operating loss was $6.1 million during the six month period ended June 30, 2008, compared with an operating loss of $0.2 million during the prior-year period. The increased operating loss was primarily due to:

•                  The stronger Brazilian real versus the U.S. dollar, which had a $4.0 million unfavorable impact.

•                  Inflationary cost increases of $2.6 million, mainly due to increased wood pulp prices and higher energy rates.

•                  Asset impairment charges of $1.9 million recorded in the second quarter of 2008 due to our exit of the coated papers business.

These negative factors were partially offset by the benefits of cost savings programs.

Non-Operating Expenses

Interest expense of $5.2 million for the six month period ended June 30, 2008 increased from $2.8 million for the prior-year period.  Average debt levels increased significantly during the six month period ended June 30, 2008 versus the prior-year period, which was partially offset by lower weighted average effective interest rates.  The weighted average effective interest rates on our revolving debt facilities were approximately 4.0 percent and 5.6 percent for the six month periods ended June 30, 2008 and 2007, respectively.

Other expense, net was $1.0 million versus $0.1 million for the six month periods ended June 30, 2008 and 2007, respectively, primarily due to foreign currency transaction losses.

Income Taxes

The provision for income taxes for the six month period ended June 30, 2008 reflected a negative effective income tax rate compared with 25.4 percent for the prior-year period.  The difference in effective tax rates was primarily due to the loss in 2008 versus income in 2007 combined with the favorable tax impact of our foreign holding company structure and the geographic mix of taxable earnings.

Minority Interest

Minority interest decreased to $0.2 million for the six month period ended June 30, 2008 from $3.8 million for the prior-year period.  This $3.6 million decrease was due to our acquisition of the LTRI minority interest in January 2008.

Loss from Equity Affiliates

The loss from equity affiliates totaled $0.2 million compared with $0.1 million during the six month periods ended June 30, 2008 and 2007, respectively, and represents our 50 percent share of the net loss associated with our joint venture in China.

Net Income and Net Income per Share

Net income for the six month period ended June 30, 2008 was $0.8 million, or $0.05 per share, compared with $5.2 million, or $0.33 per share, during the prior-year period.  The decrease in net income in 2008 was primarily due to decreased operating profit and increased interest expense, partially offset by the benefit of the LTRI minority interest acquisition.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds available under our revolving credit facility with a consortium of banks that is used as either operating conditions or strategic opportunities warrant.  As previously noted, we completed the acquisition of the 28 percent minority share in LTRI in January 2008 at a cost of $51.3 million and have been engaged in substantial restructuring activities over the past 2.5 years in the United States, Brazil and France.  Each of these activities is expected to contribute to improved earnings and a more competitive production base over the longer-term.  However, in order to implement these initiatives, we incurred higher levels of debt than we traditionally have carried, while at the same time we experienced less favorable earnings from operations undergoing restructuring activities.

Cash Requirements

As of June 30, 2008, we had net operating working capital of $51.2 million and cash and cash equivalents of $9.4 million, compared with net operating working capital of $41.6 million and cash and cash equivalents of $4.0 million as of December 31, 2007.  Changes in these absolute amounts include the impacts of changes in currency exchange rates which are not included in the changes in operating working capital presented on the consolidated statements of cash flow.  Given the increase in our level of debt combined with increased operating cash needs during the first half of 2008, we are conserving cash and prioritizing any further borrowing.

Cash Flows from Operating Activities

(dollars in millions)

	Six Months Ended
	June 30, 2008	June 30, 2007

Net income	$0.8	$5.2
Non-cash items included in net income:
Depreciation and amortization	23.8	19.4
Restructuring related impairment charges and accelerated depreciation	3.0	1.5
Amortization of deferred revenue	(3.1)	(3.2)
Deferred income tax benefit	(11.8)	(4.0)
Minority interest in earnings of subsidiaries	0.2	3.8
Pension and other postretirement benefits	0.7	(2.1)
Other items	0.8	2.4
Net changes in operating working capital	(2.1)	(1.1)
Cash Provided by Operations	$12.3	$21.9

Net cash provided by operations was $12.3 million for the six month period ended June 30, 2008 compared with $21.9 million for the prior-year period.  Our net cash provided by operations changed unfavorably by $9.6 million in 2008, primarily due to lower net income of $4.4 million and higher deferred income tax benefits of $7.8 million, partially offset by decreased minority interest of $3.6 million.

Prior to 2002, our cash provided by operations included advanced payments from customers for future product purchases.  We recorded these advance payments as deferred revenue, which is now being amortized into net sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of product sales.  We had $21.0 million of deferred revenue on our June 30, 2008 consolidated balance sheet.  At the current volume levels, we expect to fully amortize this amount by recognizing amortization of approximately $6 million per year through 2011.

Operating Working Capital

(dollars in millions)

	Six Months Ended
	June 30, 2008	June 30, 2007
Changes in operating working capital
Accounts receivable	$(0.6)	$(3.9)
Inventories	9.2	(5.8)
Prepaid expenses	(1.1)	0.6
Accounts payable	6.6	1.6
Accrued expenses	(8.8)	1.2
Accrued income taxes	(7.4)	5.2
Net changes in operating working capital	$(2.1)	$(1.1)

During the six month period ended June 30, 2008, net changes in operating working capital contributed unfavorably to cash flow by $2.1 million, primarily due to decreased accrued expenses and accrued income taxes, mostly offset by increased accounts payable and lower inventories due to sales of inventories built up in advance of the Lee Mills shutdown.

During the prior-year period, changes in operating working capital contributed unfavorably to cash flow by $1.1 million, primarily due to an increase in inventories and accounts receivable, partially offset by an increase in accrued income taxes.  Inventories increased from a planned inventory build-up in preparation for machine shut downs associated with capital improvements at PdM.  Increased accounts receivable was mainly due to higher net sales in 2007 versus the prior-year period.  The increase in accrued income taxes was mainly a result of increased LTRI earnings.

Cash Flows from Investing Activities

(dollars in millions)

	Six Months Ended
	June 30, 2008	June 30, 2007

Capital spending	$(24.0)	$(18.3)
Capitalized software costs	(2.2)	(4.5)
LTRI minority interest acquisition	(51.3)	—
Investment in equity affiliates	(1.9)	(6.5)
Other	(3.7)	(1.0)
Cash Used for Investing	$(83.1)	$(30.3)

Cash used for investing activities was $83.1 million for the six month period ended June 30, 2008 versus $30.3 million during the prior-year period. This $52.8 million increase in cash used for investing was primarily due to the $51.3 million acquisition of the LTRI minority interest and increased capital spending.  We made our final contractual equity contribution in January 2008 of $1.9 million to the China paper joint venture.  Changes in the category “Other,” or other cash investment items, primarily consisted of changes in noncurrent assets and liabilities.

Capital Spending and Capitalized Software Costs

Capital spending was $24.0 million and $18.3 million for the six month periods ended June 30, 2008 and 2007, respectively.  2008 capital spending included $11.0 million incurred at PdM for the paper machine rebuild and improvements to the bobbin slitting process, $1.3 million for steam network improvements at Papeteries de Saint-Girons S.A.S. and $1.2 million for a new slitting machine in the Philippines.  2007 capital spending included $3.4 million toward a paper machine rebuild in Brazil, $2.8 million for the purchase of our production facility in Newberry, South Carolina and $2.5 million toward the paper machine rebuild and improvements to the bobbin slitting process at PdM.

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

Total capital spending for 2008 is expected to be in the range of $30 million to $35 million.

Capitalized software costs decreased to $2.2 million from $4.5 million during the prior-year period, primarily due to decreased spending on an enterprise-wide information system in France following a January 2008 partial start-up.  A total of $2.2 million was spent on this project during the six month period ended June 30, 2008 and $13.9 million since the inception of the project in 2005.

Cash Flows from Financing Activities

(dollars in millions)

	Six Months Ended
	June 30, 2008	June 30, 2007

Cash dividends paid to SWM stockholders	$(4.7)	$(4.7)
Net changes in debt	82.1	2.8
Purchases of treasury stock	(1.2)	(0.1)
Proceeds from exercise of stock options	0.1	4.4
Excess tax benefits of stock-based awards	—	0.3
Cash Provided by Financing	$76.3	$2.7

Financing activities during the six month period ended June 30, 2008 included borrowings of $103.0 million and repayments of debt totaling $20.9 million for a net borrowing increase of $82.1 million.   Other 2008 financing activities included cash dividends paid to SWM stockholders as well as purchases of treasury stock early in 2008.

Financing activities during the six month period ended June 30, 2007 included borrowings of $15.4 million and repayments of debt totaling $12.6 million for a net increase in debt of $2.8 million.  Other 2007 financing activities included proceeds from stock option exercises for which we issued 204,807 common shares from treasury stock.

Dividend Payments

We have declared and paid quarterly dividends of $0.15 per share since the second quarter of 1996.  The Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock.  The dividend will be payable on September 15, 2008 to stockholders of record on August 18, 2008. We currently expect to continue this level of dividend.  However, the decision to declare a divided is made quarter by quarter and based upon a number of factors including, but not limited to, earnings, funding of strategic opportunities and our financial condition.  A decision could be made to cancel, suspend, modify or change the form of future dividend payments.

Share Repurchases

We repurchased a total of 48,900 shares of our common stock during the six month period ended June 30, 2008 at a cost of $1.2 million.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Debt Instruments and Related Covenants

(dollars in millions)

	Six Months Ended
	June 30, 2008	June 30, 2007
Changes in short-term debt	$2.9	$2.4
Proceeds from issuances of long-term debt	100.1	13.0
Payments on long-term debt	(20.9)	(12.6)
Net proceeds from borrowings	$82.1	$2.8

Primarily due to the LTRI minority interest acquisition, initial start-up costs for restructuring related activities, reduced cash generated from operations and higher capital spending, our net proceeds from long-term debt were $79.2 million and from short-term debt were $2.9 million during the six month period ended June 30, 2008.  We anticipate borrowing approximately $10 million during the remainder of 2008.  With this level of borrowing, we expect to remain in compliance with our Credit Agreement financial covenants for the remainder of 2008.

Borrowing on our revolving credit facilities reduced the availability under our U.S. Revolver to $3.0 million as of June 30, 2008 from $26.0 million as of December 31, 2007.  Availability under our Euro Revolver decreased to 39.0 million euros as of June 30, 2008 from 80.0 million euros as of December 31, 2007.  We also had availability under our bank overdraft facilities and lines of credit of $33.3 million as of June 30, 2008.  The Credit Agreement contains covenants that are customary for facilities of this type that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0.  As of June 30, 2008, the net debt to equity ratio was 0.50, and the net debt to adjusted EBITDA ratio was 2.32.

Our total debt to capital ratios at June 30, 2008 and December 31, 2007 were 34.4 percent and 21.5 percent, respectively, most recently at the upper end of our target range of 25 to 35 percent.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits.  The pension obligations are funded by our separate pension trusts, which held $126.1 million in assets at December 31, 2007.  The combined postretirement benefit obligation of our U.S. and French pension plans was underfunded by $27.1 million as of December 31, 2007.  We made $0.7 million in pension contributions to our pension plans during the six month period ended June 30, 2008 and expect to contribute a total of $3 to $6 million during the full-year of 2008 to our pension plans to improve the funded status of these plans and ensure compliance with the Pension Protection Act of 2006 in the United States.

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

Employee Labor Agreements.  Hourly employees at the Lee, Massachusetts, Spotswood, New Jersey and Ancram, New York mills are represented by locals of the United Steel Workers Union.  The collective bargaining agreement at our Spotswood mill is a 3-year agreement through July 2010.  The collective bargaining agreement at our Ancram mill is a 4-year agreement effective through September 2008.  The Lee Mills collective bargaining agreement will continue through completion of the plant shutdown during 2008.  With 3 of its 4 mills closed, the Lee Mills is operating pursuant to an extension of the May 2006 agreement.

Hourly employees at our Quimperlé, Malaucène, Saint-Girons and Spay, France mills are union represented.  Collective bargaining agreements at both our Quimperlé and Malaucène mills expired December 31, 2007.  A new agreement was signed at the Quimperlé mill beginning January 1, 2008 with a 1-year term.  A new agreement was signed at our Spay mill effective March 1, 2008 with a 1-year term.  The collective bargaining agreement at Saint-Girons expired June 30, 2008.  Negotiations with the unions began in February 2008 and are continuing for Malaucène and began in May 2008 for Saint-Girons.

Outlook

As expected, we improved our financial performance during the second quarter of 2008 relative to the first quarter of 2008 in terms of net income, cash generation and debt levels.  Continuing growth in sales of RTL products in France, especially given full ownership of this business as of earlier this year, and cigarette paper for LIP cigarettes in the United States are expected to continue to benefit earnings in 2008 and beyond.  However, significant improvement in our traditional tobacco papers business is less certain.  We face continuing challenges for earnings growth in the second half of 2008, primarily as a result of inflationary cost increases, unfavorable foreign currency impacts, ongoing implementation of customer pricing actions, restructuring activities underway across the company and the start-up of our new joint venture paper mill in China.

During the first half of 2008, benefits from cost reduction initiatives did not offset inflation, primarily due to increased purchased energy costs.  During the last 6 months, inflationary cost increases totaled $16.3 million, well above the impact seen in the preceding 12 months.  The continuing rise in crude oil prices, and the resulting eventual impact on our electricity, natural gas, fuel oil and specialty chemical costs, will continue to negatively impact our results for the balance of 2008.

Despite the difficult machine start-up experienced during the first half of 2008 in France, the overall restructuring activities are progressing and have been expanded with the recent announcement to exit the coated papers business in Brazil.  Although the restart of the paper machine at PdM negatively impacted our 2008 results, the impact lessened during the second quarter.  The PdM paper machine performance continues to improve, but will further negatively impact results throughout 2008.  Progress continues to be made in both France and the United States in the transfer of base tipping paper production to Brazil.  We substantially completed the shutdown of the Lee Mills in May 2008.  Despite progress in implementing all of the significant restructuring actions undertaken to-date, full realization of the range of earnings improvement from the restructuring actions is now less certain given other factors impacting our business, including prospects for continuing inflationary cost increases and a weak U.S. dollar.

Given the accelerated rate of inflationary cost increases and unfavorable currency impacts, we are further evaluating actions to curtail operation of certain of our paper machines and are engaging our customers in price negotiations.  Decisions regarding any further restructuring actions will likely be forthcoming during the second half of 2008.  Despite further restructuring actions, the continued operating losses in our paper operations in France and Brazil increase the possibility of additional asset impairment charges.  The restructuring and other actions we have taken are expected to return those operations to profitability.  In the coming quarters, we will assess the improvements in profitability as a result of those actions, and we will continue to evaluate the recoverability of the property, plant and equipment, deferred tax assets and other assets of those businesses.

Our RTL business continues to realize sales volume growth and increased earnings.  Full year sales growth well above 10 percent is expected for 2008.  Due to the January 2008 acquisition of the minority interest in LTRI, our consolidated results will reflect 100 percent of LTRI’s results for the remainder of 2008.

Based upon the states that have passed LIP regulation, demand for this product is expected to grow from the current level of approximately 32 percent of North American cigarette consumption to approximately 80 percent by early 2010.  Additionally, jurisdictions representing essentially all of North American consumption have either passed or proposed LIP legislation and several cigarette producers have announced voluntary national distribution of this technology, supporting the likelihood that LIP cigarettes will be sold nationwide across the United States by late 2009 or early 2010.  As a result, we expect to realize continued growth in demand for cigarette paper used in LIP cigarettes, which would continue to benefit our U.S. business unit’s results.  International LIP efforts are accelerating, especially in the EU.  Continued EU rule-making activities indicate that it is increasingly likely LIP cigarette regulations outside North America will become effective by 2011 and increase demand for cigarette paper used in these LIP cigarettes.  This is a positive development for us given the current level of commercial acceptance of our Alginex™ banded papers and our ability to provide 1 or more commercially proven alternative solutions to cigarette manufacturers in addressing LIP requirements. We continue to expand our U.S. capacity for cigarette paper processing for LIP cigarettes and are undertaking capacity planning activities for this technology in Europe.

Growth in earnings in 2008 is still expected to come from the acquisition of the LTRI minority interest, increased sales volumes for RTL products and cigarette paper for LIP cigarettes and from the benefits of the announced restructuring activities.  The challenges to earnings growth in 2008 will continue to be inflationary cost increases, particularly energy, initial losses associated with the start-up of our rebuilt paper machine in France, as well as start-up expenses to be incurred by our 50 percent tobacco-related joint venture in China, likely further unfavorable foreign currency impacts and the ongoing decline in demand for our traditional paper products.  We now anticipate that quarterly earnings during the second half of 2008, excluding restructuring expenses, will be approximately at the same level as during the second quarter of 2008.  Further, we expect cash generation, working capital, capital spending and other cash uses to remain relatively stable throughout the balance of 2008 and therefore anticipate additional borrowings of approximately $10 million.

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

•                  As a result of excess capacity in the tobacco-related papers industry and increased purchased material and operating costs experienced in the last several years, competitive levels of selling prices for certain of our products are not sufficient to cover those costs with a margin that we consider reasonable.  Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment charges for certain equipment and employee severance expenses associated with downsizing activities.  Management continues to evaluate how to operate our production facilities more effectively with reduced production volumes and additional restructuring activities are possible for the second half of 2008.  Management also continues to evaluate the recoverability of the property, plant and equipment, deferred tax assets and other assets of the businesses.

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

•                  In recent years, governmental and quasi-governmental entities around the world, particularly in the United States and western Europe, have taken or have proposed actions that may have the effect of reducing consumption of tobacco products.  Reports with respect to the possible harmful physical effects of cigarette smoking and use of tobacco products have been publicized for many years and, together with actions to restrict or prohibit advertising and promotion of cigarettes or other tobacco products, to limit smoking in public places and to increase taxes on such products, are intended to discourage the consumption of cigarettes and other such products.  Also in recent years, certain governmental entities, particularly in North America and Europe, have enacted, considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked.  Furthermore, it is not possible to predict what additional legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect our business.

For additional factors and further discussion of these factors, please see our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at June 30, 2008 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2008. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and disputes (see Note 8, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).  There have been no material developments to these matters during the second quarter of 2008.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased shares of its common stock during the six month period ended June 30, 2008.  The following table indicates the amount of shares of the Company’s common stock repurchased during 2008 and the remaining amount of share repurchases currently authorized by our Board of Directors as of June 30, 2008:

			Total Number of		Maximum Amount
	Total Number	Average	Shares Repurchased		Of Shares that May
	Of Shares	Price Paid	As Part of Publicly		Yet be Repurchased
	Repurchased	Per Share	Announced Programs		Under the Program
			(# shares)	($ in millions)	($ in millions)
Full-Year 2007	249,016	$23.34	249,016	$5.8
First Quarter 2008	48,900	24.51	48,900	1.2
Second Quarter 2008	—	—	—	—
Total	297,916	$23.53	297,916	$7.0	$13.0	*

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)          Exhibits:

10.24	Schweitzer-Mauduit International, Inc. Annual Incentive Plan, Amended and Restated, effective January 1, 2009.
10.25	Schweitzer-Mauduit International, Inc. Restricted Stock Plan, Amended and Restated, effective January 1, 2009.
10.26	Schweitzer-Mauduit International, Inc. Long-Term Incentive Plan, Amended and Restated, effective January 1, 2009.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*                 These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ PETER J. THOMPSON	By:	/s/ MARK A. SPEARS
	Peter J. Thompson		Mark A. Spears
	Chief Financial Officer and		Controller
	Treasurer		(principal accounting officer)
(duly authorized officer and
principal financial officer)

	August 6, 2008		August 6, 2008

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

•                  “Net operating working capital” is accounts receivable, inventory, current income tax refunds receivable and prepaid expense and other current assets excluding cash, less accounts payable, accrued liabilities, accrued income taxes payable and other current liabilities excluding debt.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended June 30, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description
10.24	— Schweitzer-Mauduit International, Inc. Annual Incentive Plan, Amended and Restated, effective January 1, 2009

10.25	— Schweitzer-Mauduit International, Inc. Restricted Stock Plan, Amended and Restated, effective January 1, 2009

10.26	— Schweitzer-Mauduit International, Inc. Long-Term Incentive Plan, Amended and Restated, effective January 1, 2009

31.1	— Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	— Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	— Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*           These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.