Form 10-K/A
period 2007-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2008-10-07
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
Yes ☐ No ☒

The aggregate market value of the outstanding common stock, par value $0.10 per share (the “Common Stock”), held by non-affiliates of the registrant as of June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $480.7 million, based on the last sale price for the Common Stock of $31.00 per share as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 15,491,609 shares of Common Stock issued and outstanding as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2008 Annual Meeting of Stockholders scheduled to be held on April 24, 2008 (“the 2008 Proxy Statement”) and filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This Amendment is being filed solely to incorporate by reference the Proxy Statement’s “Comprehensive Compensation Discussion and Analysis” in Part III., Item 11, Executive Compensation, of our Annual Report on Form 10-K, and does not amend or update any other part of that annual report.

PART III.

Item 11.  Executive Compensation

The information in the section of the 2008 Proxy Statement captioned “Executive Compensation,” including the item captioned “Comprehensive Compensation Discussion and Analysis,” is incorporated in this Item 11 by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

	By:	/s/ WAYNE H. DEITRICH
Wayne H. Deitrich
Chairman of the Board and
Chief Executive Officer
Dated: October 7, 2008		(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Position	Date

	/s/WAYNE H. DEITRICH	Chairman of the Board and	October 7, 2008
	Wayne H. Deitrich	Chief Executive Officer
(principal executive officer)

	/s/TORBEN WETCHE	Chief Financial Officer	October 7, 2008
	Torben Wetche	and Treasurer
(principal financial officer)

	/s/MARK A. SPEARS	Controller	October 7, 2008
	Mark A. Spears	(principal accounting officer)

	*	Chief Operating Officer	October 7, 2008
	Frédéric P. Villoutreix	Director

	*	Director	October 7, 2008
Claire L. Arnold

	*	Director	October 7, 2008
K.C. Caldabaugh

	*	Director	October 7, 2008
William Finn

	*	Director	October 7, 2008
Richard D. Jackson

	*	Director	October 7, 2008
Robert F. McCullough

*By:	/s/JOHN W. RUMELY, JR.		October 7, 2008
John W. Rumely, Jr.
Attorney-In-Fact