Form 10-Q
period 2008-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2008-11-05
CIK 1000623

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

There were 15,402,434 shares of common stock, par value $0.10 per share, of the registrant outstanding as of October 31, 2008.

PART I

ITEM 1.  FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net Sales	$199.2	$184.2	$591.0	$526.3
Cost of products sold	166.7	153.8	514.3	441.6

Gross Profit	32.5	30.4	76.7	84.7

Selling expense	5.5	5.3	17.7	16.3
Research expense	1.9	1.9	6.4	5.9
General expense	7.9	8.0	24.9	26.1
Total nonmanufacturing expenses	15.3	15.2	49.0	48.3

Restructuring expense (Note 4)	2.6	18.2	8.3	24.3

Operating Profit (Loss)	14.6	(3.0)	19.4	12.1

Interest expense	3.1	1.6	8.3	4.4
Other expense, net	0.6	—	1.6	0.1

Income (Loss) Before Income Taxes, Minority Interest and Loss from Equity Affiliates	10.9	(4.6)	9.5	7.6

Provision (benefit) for income taxes (Note 8)	2.6	(2.6)	—	0.5
Minority interest in earnings of subsidiaries (Note 9)	—	2.2	0.2	6.0
Loss from equity affiliates	1.6	0.1	1.8	0.2

Net Income (Loss)	$6.7	$(4.3)	$7.5	$0.9

Net Income (Loss) Per Share:

Basic	$0.44	$(0.27)	$0.49	$0.06

Diluted	$0.43	$(0.27)	$0.48	$0.06

Cash Dividends Declared Per Share	$0.15	$0.15	$0.45	$0.45

Weighted Average Shares Outstanding:

Basic	15,401,600	15,563,400	15,401,900	15,555,500

Diluted	15,706,700	15,563,400	15,674,400	15,723,700

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS

Current Assets
Cash and cash equivalents	$10.3	$4.0
Accounts receivable	98.1	100.6
Inventories	113.5	131.2
Other current assets	10.2	11.4
Total Current Assets	232.1	247.2

Property, Plant and Equipment, net	445.0	456.0
Intangible Assets and Goodwill (Note 9)	16.7	2.8
Investment in Equity Affiliates	17.6	15.4
Deferred Income Tax Benefits	16.0	15.2
Other Assets	38.0	38.4

Total Assets	$765.4	$775.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current debt	$16.9	$13.6
Accounts payable	69.9	84.3
Accrued income taxes payable	3.1	8.4
Accrued expenses	94.5	102.9
Current deferred revenue	6.0	6.0
Total Current Liabilities	190.4	215.2

Long-Term Debt	152.5	87.3
Pension and Other Postretirement Benefits	36.6	38.9
Deferred Income Tax Liabilities	21.1	25.0
Deferred Revenue	13.5	18.1
Other Liabilities	20.6	22.7
Total Liabilities	434.7	407.2

Minority Interest (Note 9)	—	26.0

Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized;16,078,733 shares issued; 15,676,566 and 15,508,397 shares outstanding at September 30, 2008 and December 31, 2007, respectively	1.6	1.6
Additional paid-in-capital	64.1	68.0
Common stock in treasury, at cost, 402,167 and 570,336 shares at September 30, 2008 and December 31, 2007, respectively	(8.8)	(12.3)
Retained earnings	265.1	264.6
Accumulated other comprehensive income, net of tax	8.7	19.9

Total Stockholders’ Equity	330.7	341.8

Total Liabilities and Stockholders’ Equity	$765.4	$775.0

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

(dollars in millions, except per share amounts)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock Issued		Paid-In	Treasury Stock		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, December 31, 2006	16,078,733	$1.6	$63.3	561,343	$(11.4)	$270.6	$(21.1)	$303.0

Net income for the nine months ended September 30, 2007						0.9		0.9
Adjustments to unrealized foreign currency translation, net of tax							23.5	23.5
Amortization of postretirement benefit plans’ costs, net of tax							1.2	1.2
Comprehensive income, net of tax								25.6

Dividends declared ($0.45 per share)						(7.1)		(7.1)
Restricted stock issuances, net			(0.7)	(28,032)	0.6			(0.1)
Stock-based employee compensation expense			0.5					0.5
Stock issued to directors as compensation				(4,100)	0.1			0.1
Excess tax benefits of stock-based awards			0.3					0.3
Purchases of treasury stock				178,933	(4.0)			(4.0)
Issuance of shares for options exercised	—	—	0.3	(205,307)	4.2	—	—	4.5

Balance, September 30, 2007	16,078,733	$1.6	$63.7	502,837	$(10.5)	$264.4	$3.6	$322.8

Balance, December 31, 2007	16,078,733	$1.6	$68.0	570,336	$(12.3)	$264.6	$19.9	$341.8

Net income for the nine months ended September 30, 2008						7.5		7.5
Adjustments to unrealized foreign currency translation, net of tax							(11.4)	(11.4)
Changes in fair value of derivative instruments, net of tax							(0.6)	(0.6)
Amortization of postretirement benefit plans’ costs, net of tax							0.8	0.8
Comprehensive loss, net of tax								(3.7)

Dividends declared ($0.45 per share)						(7.0)		(7.0)
Restricted stock issuances, net			(4.4)	(200,259)	4.3			(0.1)
Stock-based employee compensation expense			0.6					0.6
Stock issued to directors as compensation				(4,860)	0.1			0.1
Purchases of treasury stock				48,900	(1.2)			(1.2)
Issuance of shares for options exercised	—	—	(0.1)	(11,950)	0.3	—	—	0.2

Balance, September 30, 2008	16,078,733	$1.6	$64.1	402,167	$(8.8)	$265.1	$8.7	$330.7

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in millions)

(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Operations
Net income	$7.5	$0.9
Non-cash items included in net income:
Depreciation and amortization	36.1	29.3
Restructuring related impairment charges and accelerated depreciation	3.6	12.8
Amortization of deferred revenue	(4.6)	(4.7)
Deferred income tax benefit	(14.8)	(11.1)
Minority interest in earnings of subsidiaries	0.2	6.0
Pension and other postretirement benefits	(0.3)	(4.0)
Loss from equity affiliates	1.8	0.2
Other items	0.3	3.0
Net changes in operating working capital	(1.8)	20.2
Cash Provided by Operations	28.0	52.6

Investing
Capital spending	(30.0)	(26.8)
Capitalized software costs	(4.4)	(6.9)
LTRI minority interest acquisition (Note 9)	(51.3)	—
Investment in equity affiliates	(1.9)	(10.3)
Other	3.1	(1.8)
Cash Used for Investing	(84.5)	(45.8)

Financing
Cash dividends paid to SWM stockholders	(7.0)	(7.1)
Changes in short-term debt	4.1	(6.3)
Proceeds from issuances of long-term debt	100.2	25.0
Payments on long-term debt	(33.4)	(24.9)
Purchases of treasury stock	(1.2)	(4.0)
Proceeds from exercise of stock options	0.2	4.5
Excess tax benefits of stock-based awards	—	0.3
Cash Provided by (Used for) Financing	62.9	(12.5)

Effect of Exchange Rate Changes on Cash	(0.1)	0.6

Increase (Decrease) in Cash and Cash Equivalents	6.3	(5.1)

Cash and Cash Equivalents at beginning of period	4.0	13.7

Cash and Cash Equivalents at end of period	$10.3	$8.6

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1.  GENERAL

Nature of Business

Schweitzer-Mauduit International, Inc., or the Company, is a multinational diversified producer of premium specialty papers headquartered in the United States of America and is the world’s largest supplier of fine papers to the tobacco industry. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications.  Tobacco industry products comprised approximately 90 percent of the Company’s consolidated net sales in each of the three and nine month periods ended September 30, 2008 and 2007.  The primary products in the group include cigarette, plug wrap and tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes and reconstituted tobacco wrappers and binders for machine-made cigars.  These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

The Company is a manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, banded papers for the production of lower ignition propensity, or LIP, cigarettes and the leading independent producer of RTL used in producing blended cigarettes.  The Company conducts business in over 90 countries and currently operates 11 production locations worldwide, with mills in the United States, France, the Philippines, Indonesia and Brazil.  The Company also has a 50 percent equity interest in a paper mill in China.

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

The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full-year.  The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 7, 2008.

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

Fair Value

Effective January 1, 2008, the Company adopted the provisions related to financial assets and liabilities of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  SFAS No. 157 also expands disclosure requirements to include:  (a) the fair value measurements of assets and liabilities at the reporting date, (b) segregation of assets and liabilities between fair value measurements based on quoted market prices and those based on other methods and (c) information that enables users to assess the method or methods used to estimate fair value when no quoted price exists. Adoption of SFAS No. 157 related to financial assets and liabilities on January 1, 2008 had no effect on the Company’s consolidated financial position at January 1, 2008 or September 30, 2008 or its results of operations for the three and nine month periods ended September 30, 2008.  The provisions of SFAS No. 157 related to nonfinancial assets and liabilities will become effective for fiscal years beginning after November 15, 2008.  The Company does not expect the adoption of SFAS No. 157 related to nonfinancial assets and liabilities to have a material impact on the accompanying financial statements.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115.” SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option was elected shall be recognized in earnings as incurred and not deferred.   Adoption of SFAS No. 159 on January 1, 2008 had no effect on the Company’s consolidated financial position at January 1, 2008 or September 30, 2008 or its results of operations for the three or nine month periods ended September 30, 2008 as the Company has elected not to measure any of its financial instruments or certain commitments at fair value.

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

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Average number of common shares outstanding	15,401.6	15,563.4	15,401.9	15,555.5
Dilutive effect of:
- stock options	3.3	—-	11.7	46.4
- restricted stock	273.1	—-	233.7	104.1
- directors’ deferred stock compensation	28.7	—-	27.1	17.7
Average number of common and potential common shares outstanding	15,706.7	15,563.4	15,674.4	15,723.7

Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods.  There was no dilutive effect recognized in the three month period ended September 30, 2007 because the Company had a net loss.  The average number of share equivalents resulting from these anti-dilutive stock options not included in the computations of diluted net income per share for the three and nine month periods ended September 30, 2008 were approximately 790,600 and 681,700, respectively, and for the nine month period ended September 30, 2007 was approximately 246,900.

NOTE 3. INVENTORIES

The following schedule details inventories by major class (dollars in millions):

	September 30, 2008	December 31, 2007
Raw materials	$31.2	$39.5
Work in process	25.2	25.4
Finished goods	33.0	44.8
Supplies and other	24.1	21.5
Total	$113.5	$131.2

NOTE 4. RESTRUCTURING ACTIVITIES

On July 1, 2008, the Company announced the exit of the coated papers business in the Brazilian market and a resulting decrease of approximately 100 employees, or 16 percent, of the current workforce in Brazil, both effective immediately.  These actions resulted in $1.4 million of severance and other employee related costs during the third quarter of 2008 and $1.9 million of asset impairment charges during the second quarter of 2008.

The Company had previously initiated restructuring activities, discussed further below, during 2006 and 2007 in France and the United States and during 2007 in Brazil.  Restructuring expenses related to all these actions totaled $2.6 million and $18.2 million for the three month periods ended September 30, 2008 and 2007, respectively, and $8.3 million and $24.3 million for the nine month periods ended September 30, 2008 and 2007, respectively.

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

In October 2007, the Company initiated a 3-part restructuring plan to reduce production capacity for tobacco-related papers in both France and the United States as well as to reduce employment levels in Brazil.  The 3-part plan included the expected idling of a base tipping paper machine at Papeteries de Malaucène S.A.S., or PdMal, in Malaucène, France and the shutdown of the Company’s entire operation in Lee, Massachusetts which began in May 2008 and has been completed.  The PdMal base tipping paper machine was originally projected to be shutdown in 2008, but this has been postponed pending ongoing customer qualifications.  The Company is in the process of transferring production from the Lee Mills to other facilities, primarily in Santanesia, Brazil, and has discontinued the sale of the majority of commercial and industrial papers formerly produced at the Lee Mills.

As a result of these restructuring actions, including the latest action in Brazil announced July 1, 2008, employment at the affected locations is expected to decrease by approximately 800 employees, over 20 percent from 2006 levels.  The announced restructuring activities are expected to be completed during 2008, except for the postponed shutdown of the PdMal base tipping paper machine which has been delayed pending ongoing customer negotiations.

The following table summarizes the associated cash and non-cash pretax restructuring expense for the three and nine month periods ended September 30, 2008 and 2007 and the associated cumulative cash and non-cash pretax restructuring expense from the 2006 inception of restructuring activities to September 30, 2008 (dollars in millions):

					Cumulative
	Three Months Ended		Nine Months Ended		2006 to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
France
Cash Expense
Severance and other employee related costs	$0.4	$5.3	$2.1	$9.9	$24.3
Other	—	—	—	—	0.9
Non-cash Expense
Accelerated depreciation	0.4	0.5	1.3	1.3	4.4
Total France Restructuring Expense	0.8	5.8	3.4	11.2	29.6

United States
Cash Expense
Severance and other employee related costs	—	1.2	0.9	1.2	2.9
Other	0.2	—	0.3	—	0.5
Non-cash Expense
Asset impairment charges	0.1	10.5	0.3	10.5	11.5
Accelerated depreciation	—	0.3	—	1.0	5.2
Loss on disposal of assets	0.1	—	0.1	—	—
Total United States Restructuring Expense	0.4	12.0	1.6	12.7	20.1

Brazil
Cash Expense
Severance and other employee related costs	1.4	0.4	1.4	0.4	1.8
Non-cash Expense
Asset impairment charges	—	—	1.9	—	1.9
Total Brazil Restructuring Expense	1.4	0.4	3.3	0.4	3.7

Summary
Total Cash Expense	2.0	6.9	4.7	11.5	30.4
Total Non-cash Expense	0.6	11.3	3.6	12.8	23.0
Total Restructuring Expense	$2.6	$18.2	$8.3	$24.3	$53.4

The Company currently estimates pre-tax expenses from 2006 through 2008 for all announced restructuring activities to be in the range of $54 to $57 million, comprised of $30 to $32 million in employee severance and other cash costs and $24 to $25 million in asset impairment charges, accelerated depreciation and other non-cash costs.  Restructuring expenses of $53.4 million, or approximately 95 percent of the total projected, have been recognized through September 30, 2008.

Restructuring liabilities were classified within accrued expenses in the consolidated balance sheets as of September 30, 2008 and December 31, 2007.  Changes in the restructuring liabilities during the nine month period ended September 30, 2008 and the twelve month period ended December 31, 2007 are summarized as follows (dollars in millions):

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2008	2007
Balance at beginning of year	$16.4	$13.9
Accruals for announced programs	4.7	10.2
Cash payments	(14.3)	(9.5)
Exchange rate impacts	(0.4)	1.8
Balance at end of period	$6.4	$16.4

Restructuring severance costs were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postretirement Benefits - An Amendment of FASB Statements No. 5 and 15,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits.”

NOTE 5. DEBT

Total debt is summarized in the following table (dollars in millions):

	September 30,	December 31,
	2008	2007
Credit Agreement
U. S. Revolver	$80.0	$69.0
Euro Revolver	59.4	—
French Employee Profit Sharing	11.5	17.0
Bank Overdrafts	7.8	6.7
Other	10.7	8.2
Total Debt	169.4	100.9
Less: Current debt	16.9	13.6
Long-Term Debt	$152.5	$87.3

As of September 30, 2008, the Company had availability under its Credit Agreement, of $69.0 million plus availability under bank overdraft facilities of $27.5 million for a total availability of $96.5 million; however, based on its debt covenant restrictions as of September 30, 2008, the Company could have borrowed an additional $86.4 million from its Credit Agreement and bank overdraft facilities without violating the most restrictive of those covenants.

Credit Agreement

The Company’s Credit Agreement, which expires July 31, 2012, provides for a $95 million U.S. dollar revolving credit facility, or U.S. Revolver, and an 80 million euro revolving credit facility, or Euro Revolver.  Borrowings under the U.S. Revolver increased to $80.0 million as of September 30, 2008 from $69.0 million as of December 31, 2007.  Contractual availability under the U.S. Revolver decreased to $15.0 million as of September 30, 2008 from $26.0 million as of December 31, 2007.  Borrowings under the Euro Revolver increased to 41.9 million euros, or $59.4 million, as of September 30, 2008 from zero as of December 31, 2007.  Contractual availability under the Euro Revolver decreased to 38.1 million euros as of September 30, 2008 from 80.0 million euros as of December 31, 2007.

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0.  Under the Credit Agreement, interest rates are at market rates, based on the London Interbank Offered Rate, or LIBOR, for U.S. dollar borrowings and the Euro Interbank Offered Rate, or EURIBOR, for euro borrowings, plus an applicable margin that varies from 0.35 percent to 0.75 percent per annum depending on the Net Debt to Adjusted EBITDA Ratio, as defined in the Credit Agreement.  The Company incurs commitment fees at an annual rate of either 0.30 or 0.35 percent of the applicable margin on the committed amounts not drawn, depending on the Net Debt to Adjusted EBITDA Ratio as defined in the Credit Agreement.  The Company also incurs utilization fees of 0.25 percent per annum when outstanding borrowings exceed 50 percent of the total credit facility.  The Company was in compliance with all the financial covenants of the Credit Agreement as of September 30, 2008.

Bank Overdraft

The Company had bank overdraft facilities totaling $35.3 million as of September 30, 2008.  Bank overdraft obligations outstanding increased to $7.8 million as of September 30, 2008 from $6.7 million as of December 31, 2007, which reduced contractual availability under bank overdrafts to $27.5 million as of September 30, 2008.

Interest Rate Swap Agreements

The Company maintains interest rate swap agreements on a portion of its long-term debt.  As of September 30, 2008, the LIBOR rate component on $30.0 million and $8.0 million of the Company’s variable-rate long-term debt was effectively fixed at 5.13 percent and 4.99 percent, respectively.  The $30.0 million interest swap agreement expires on November 30, 2008, and the $8.0 million interest swap agreement expires on March 16, 2009. The impact of the swap agreements on the consolidated financial statements was not material for either of the three or nine month periods ended September 30, 2008.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various legal proceedings and disputes (see Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).  There have been no material developments to these matters during the quarter ended September 30, 2008.

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

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three and nine month periods ended September 30, 2008 and 2007 were as follows (dollars in millions):

	Three Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$0.1	$0.3	$0.4	$0.5	$0.1	$0.1
Interest cost	1.7	1.7	0.5	0.4	0.2	0.2
Expected return on plan assets	(2.0)	(1.9)	(0.4)	(0.3)	—	—
Amortizations and other	0.3	0.4	0.2	0.2	—	—
Pension curtailment gain	—	(0.1)	—	—	—	—
Net periodic benefit cost	$0.1	$0.4	$0.7	$0.8	$0.3	$0.3

	Nine Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$0.3	$0.8	$1.2	$1.5	$0.3	$0.2
Interest cost	5.0	5.0	1.6	1.3	0.5	0.6
Expected return on plan assets	(6.0)	(5.7)	(1.0)	(1.0)	—	—
Amortizations and other	0.8	1.5	0.5	0.5	—	—
Pension curtailment gain	—	(0.1)	—	—	—	—
Net periodic benefit cost	$0.1	$1.5	$2.3	$2.3	$0.8	$0.8

During the full-year 2008, the Company expects to recognize approximately $1 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $1 million of accumulated other comprehensive loss for its French pension plans.  The Company recognized amortization of $0.3 million and $0.8 million for its U.S. pension plans and $0.2 million and $0.5 million for its French pension plans during the three and nine month periods ended September 30, 2008, respectively.

The Company made $2.4 million in pension contributions to its pension plans during the nine month period ended September 30, 2008, and currently expects to contribute a total of $7 to $8 million to its pension plans during the full-year 2008.  The Company paid $0.4 million and $1.2 million for its U.S. OPEB benefits during the three and nine month periods ended September 30, 2008, respectively, and expects to pay a total of $1 to $2 million during the full-year 2008.

NOTE 8. INCOME TAXES

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision (benefit) for income taxes is as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
Tax provision (benefit) at U.S. statutory rate	$3.8	35.8%	$(1.6)	35.0%	$3.3	35.0%	$2.7	35.0%
Tax benefits of foreign legal structure	(0.9)	(8.3)	(0.8)	17.3	(3.0)	(30.9)	(2.5)	(32.9)
Other, net	(0.3)	(2.8)	(0.2)	4.2	(0.3)	(4.1)	0.3	4.5
Provision (benefit) for income taxes	$2.6	23.9%	$(2.6)	56.5%	$—	—%	$0.5	6.6%

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

Deferred income tax assets include net operating loss carry forwards (“NOLs”) in Brazil, France, and the Philippines at September 30, 2008.  Operating losses have been incurred in recent periods in Brazil, France and the Philippines as a result of lower operating earnings together with substantial restructuring expenses incurred in Brazil and France.  Under current tax laws, NOLs in Brazil and France carry forward indefinitely and in the Philippines expire 3 years subsequent to the year generated.

As of September 30, 2008, the Company had net deferred tax assets of $4.6 million and $0.9 million in Brazil and the Philippines, respectively.  In France, at September 30, 2008, the Company had a net deferred tax liability; however that consisted of a net deferred tax asset of $19.4 million in one tax group and net deferred tax liabilities of $1.1 million and $36.3 million in another tax group and LTRI, respectively.

The Company’s assumptions, judgments and estimates relative to the valuation of net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount and category of future taxable income and tax planning strategies.  Actual future operating results and the underlying amount and category of income in future periods could differ from the Company’s current assumptions, judgments and estimates.  Although realization is not assured, the Company believes it is more likely than not that the net deferred tax assets at September 30, 2008 will be realized.  However, operating losses, particularly in Brazil and the Company’s paper operations in France, could result in the possibility of recording a valuation allowance in a future period.  If at a future date the Company determines that the weight of the positive evidence is not sufficient to overcome the negative evidence, a valuation allowance against the Company’s deferred tax assets would be recorded in the period such determination is made to reduce the net deferred tax asset to an amount deemed to be more likely than not realizable.

The Company adopted the provisions of FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes” effective January 1, 2007.  FIN 48 is an interpretation of SFAS No. 109, which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes.  The adoption of FIN 48 had no cumulative effect on the Company’s consolidated financial position at January 1, 2007.  At September 30, 2008 and December 31, 2007, the Company had no significant unrecognized tax benefits related to income taxes.

The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement.  There were no material income tax penalties or interest accrued during either of the three or nine month periods ended September 30, 2008 or 2007.

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

Purchase Price (35 million euros)		$51.3
Carrying Value		26.2
Step-Up in Basis		$25.1

Allocation of Step-Up in Basis:
Inventories	$0.1
Land	2.1
Tangible depreciable assets	16.2
Amortizable customer-related intangibles	10.0
Goodwill	6.4
Deferred income tax liability	(9.7)
Total Step-Up in Basis		$25.1

The Company is amortizing LTRI’s customer related intangibles using the 150 percent declining balance method over a 6-year amortizable life.  The Company recorded amortization expense of $0.7 million and $2.0 million for the customer related intangibles during the three and nine month periods ended September 30, 2008, respectively.  Additionally, the Company recorded $0.4 million and $1.2 million of incremental depreciation as a result of the stepped-up bases in depreciable property, plant and equipment during the three and nine month periods ended September 30, 2008, respectively.

The increased bases in the LTRI assets are not tax deductible in France.  In accordance with SFAS No. 109, a deferred income tax liability was recorded for the nondeductible purchase allocations to inventories, land, tangible depreciable assets and amortizable intangibles, but no deferred income tax balance was recorded related to goodwill.

The following unaudited pro forma condensed consolidated statement of income data for the three and nine month periods ended September 30, 2007 are presented for illustrative purposes only as a comparison versus the actual 2008 periods reported herein.   This pro forma data was prepared as though the minority interest acquisition had occurred on January 1, 2007, the beginning of the earliest period presented.  It is not necessarily indicative of the operating results that would have been achieved if the LTRI minority interest acquisition had occurred on January 1, 2007, nor is it indicative of future operating results.  Pro forma financial information for the 2008 periods is not presented since such pro forma income statement information is not materially different from the actual reported statements of income included herein.

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
(dollars in millions, except		Pro Forma	Pro Forma		Pro Forma	Pro Forma
per share amounts)	Historical	Adjustments *	Results	Historical	Adjustments *	Results
Net sales	$184.2	$—	$184.2	$526.3	$—	$526.3
Gross profit	30.4	(0.9)	29.5	84.7	(2.9)	81.8
Operating profit (loss)	(3.0)	(0.9)	(3.9)	12.1	(2.9)	9.2
Interest expense	1.6	0.6	2.2	4.4	1.6	6.0
Income (loss) before income taxes, minority interest and loss from equity affiliates	(4.6)	(1.5)	(6.1)	7.6	(4.5)	3.1
Provision (benefit) for income taxes	(2.6)	(0.5)	(3.1)	0.5	(1.6)	(1.1)
Minority interest in earnings of subsidiaries	2.2	(2.2)	—	6.0	(6.0)	—
Net income (loss)	$(4.3)	$1.2	$(3.1)	$0.9	$3.1	$4.0

Basic net income (loss) per share	$(0.27)	$0.08	$(0.19)	$0.06	$0.20	$0.26
Diluted net income (loss) per share	$(0.27)	$0.07	$(0.20)	$0.06	$0.19	$0.25

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

Net Sales

(dollars in millions)

	Three Months Ended				Nine Months Ended
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
France	$129.9	65.2%	$112.5	61.1%	$379.9	64.3%	$315.5	60.0%
United States	60.2	30.2	58.5	31.8	173.4	29.3	171.6	32.6
Brazil	15.6	7.8	19.2	10.4	53.8	9.1	53.7	10.2
Subtotal	205.7	103.2	190.2	103.3	607.1	102.7	540.8	102.8

Intersegment sales by
France	(1.0)	(0.5)	(1.2)	(0.7)	(2.3)	(0.4)	(3.5)	(0.7)
United States	(1.4)	(0.7)	(0.8)	(0.4)	(3.7)	(0.6)	(2.3)	(0.4)
Brazil	(4.1)	(2.0)	(4.0)	(2.2)	(10.1)	(1.7)	(8.7)	(1.7)
Subtotal	(6.5)	(3.2)	(6.0)	(3.3)	(16.1)	(2.7)	(14.5)	(2.8)
Consolidated	$199.2	100.0%	$184.2	100.0%	$591.0	100.0%	$526.3	100.0%

Operating Profit (Loss)

(dollars in millions)

	Three Months Ended				Nine Months Ended
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
France	$15.1	103.4%	$7.6	(253.3)%	$20.7	106.7%	$20.8	171.9%
United States	6.7	45.9	(7.3)	243.3	16.0	82.5	0.6	5.0
Brazil	(3.7)	(25.3)	(0.9)	30.0	(9.8)	(50.5)	(1.1)	(9.1)
Unallocated	(3.5)	(24.0)	(2.4)	80.0	(7.5)	(38.7)	(8.2)	(67.8)
Consolidated	$14.6	100.0%	$(3.0)	100.0%	$19.4	100.0%	$12.1	100.0%

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

•                  Recent Developments

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Other Factors Affecting Liquidity and Capital Resources

•                  Outlook

•                  Forward-Looking Statements

Executive Summary

(dollars in millions, except per share amounts)

	Three Months Ended				Nine Months Ended
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
Net sales	$199.2	100.0%	$184.2	100.0%	$591.0	100.0%	$526.3	100.0%
Gross profit	32.5	16.3	30.4	16.5	76.7	13.0	84.7	16.1
Restructuring expense	2.6	1.3	18.2	9.9	8.3	1.4	24.3	4.6
Operating profit (loss)	14.6	7.3	(3.0)	(1.6)	19.4	3.3	12.1	2.3
Interest expense	3.1	1.6	1.6	0.9	8.3	1.4	4.4	0.8
Other expense, net	0.6	0.3	—	—	1.6	0.3	0.1	—
Minority interest	—	—	2.2	1.2	0.2	—	6.0	1.1
Loss from equity affiliates	1.6	0.8	0.1	0.1	1.8	0.3	0.2	—
Net income (loss)	$6.7	3.4%	$(4.3)	(2.3)%	$7.5	1.3%	$0.9	0.2%
Diluted earnings (loss) per share	$0.43		$(0.27)		$0.48		$0.06
Cash provided by operations	$15.7		$30.7		$28.0		$52.6
Capital spending	$6.0		$8.5		$30.0		$26.8

Third Quarter Highlights

Net sales were $199.2 million for the three month period ended September 30, 2008, an 8.1 percent increase over the prior-year quarter.  Net sales increased $12.8 million as a result of favorable foreign currency exchange rate impacts, $10.6 million due to higher average selling prices and an improved mix of products sold, partially offset by $8.4 million from decreased sales volumes.  Gross profit was $32.5 million during the three month period ended September 30, 2008, an increase of $2.1 million from the prior-year quarter.  The gross profit margin was 16.3 percent, decreasing from 16.5 percent for the prior-year quarter.  Restructuring expenses were $2.6 million and $18.2 million for the three month periods ended September 30, 2008 and 2007, respectively.  Operating profit was $14.6 million for the three month period ended September 30, 2008 versus an operating loss of $3.0 million for the prior-year quarter.  This change in operating profit was mainly due to a $15.6 million decrease in restructuring expenses, as well as the benefits of cost savings programs and higher average selling prices of $2.8 million, primarily due to an improved mix of products sold.  Partially offsetting these positive impacts were inflationary cost increases of $8.3 million, start-up costs associated with PdM’s paper machine rebuild of $2.5 million and unfavorable foreign currency impacts of $2.0 million.  Interest expense was higher by $1.5 million as a result of increased average debt levels.  Other expense, net was $0.6 million during the third quarter of 2008 versus zero during the same period in 2007, primarily due to foreign currency transaction losses.  Minority interest in earnings of subsidiaries declined from $2.2 million in 2007 to zero in 2008 as a result of our purchase of the 28 percent minority interest in LTRI during January 2008.  Net income and diluted net income per share were higher than the comparable periods of the prior-year by $11.0 million and $0.70, respectively.

Year-To-Date Highlights

Net sales were $591.0 million during the nine month period ended September 30, 2008, a 12.3 percent increase over the prior-year period.  Net sales increased $39.3 million as a result of favorable foreign currency exchange rate impacts, $28.4 million due to higher average selling prices, primarily due to an improved mix of products sold, and decreased $3.0 million from changes in sales volumes.  Gross profit was $76.7 million for the nine month period ended September 30, 2008, a decrease of $8.0 million from the prior-year period.  The gross profit margin was 13.0 percent, decreasing from 16.1 percent during the prior-year period.  The decrease in gross profit was primarily due to inflationary cost increases of $24.6 million, start-up costs of $11.7 million related to the rebuild of a paper machine at PdM, unfavorable foreign currency impacts of $6.6 million and unfavorable fixed cost absorption of $2.9 million.  These unfavorable impacts were partially offset by the benefits of cost savings programs  and higher average selling prices of $15.5 million, primarily due to an improved mix of products sold.  Restructuring expenses were $8.3 million and $24.3 million for the nine months periods ended September 30, 2008 and 2007, respectively.  Operating profit was $19.4 million for the nine month period ended September 30, 2008 versus an operating profit of $12.1 million for the prior-year period.  The increase in operating profit was primarily due to a $16.0 million reduction in restructuring expenses, the changes in gross profit discussed above and lower nonmanufacturing expenses.  Interest expense was higher by $3.9 million as a result of significantly increased average debt levels.  Minority interest in earnings of subsidiaries declined from $6.0 million in 2007 to $0.2 million in 2008 as a result of our purchase of the 28 percent minority interest in LTRI during January 2008.  Net income and diluted net income per share were higher than the comparable periods of the prior-year by $6.6 million and $0.42, respectively.

Capital spending was $30.0 million and $26.8 million for the nine month periods ended September 30, 2008 and 2007, respectively.  Capital spending in the 2008 period primarily consisted of $9.5 million incurred at PdM for a paper machine rebuild and improvements to the bobbin slitting process.

Recent Developments

Price Increases

During June 2008, we announced price increases approaching 20 percent for paper products sold in North, Central and South America, effective beginning in July 2008.  These price increases were necessary to partially recover significant acceleration in costs due to higher purchase prices for wood pulp, energy, chemicals and transportation along with the negative earnings impact of foreign currency changes.  The price increases did not apply to customers that have long-term contracts containing specific terms regarding price revisions, as negotiations with these customers will take place primarily in the fourth quarter of 2008.

Operational Changes – Brazil

On July 1, 2008, we announced the exit of the coated papers business in the Brazilian market and a resulting decrease of approximately 100 employees, or 16 percent, of the current workforce in Brazil, both effective immediately.  Our Brazilian coated papers business had experienced increased inflationary cost pressures that we were not able to offset with selling price increases.  Due to the devaluation of the U.S. dollar against the Brazilian real, lower cost imported coated papers gained a substantial share of the local market.  As a result of these factors, we decided to exit the coated papers business in Brazil and to concentrate on our core tobacco-related fine papers business. These actions resulted in $1.4 million of severance and other employee related costs in the third quarter of 2008 and $1.9 million of asset impairment charges in the second quarter of 2008.

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

International LIP efforts continue, especially in the European Union, or EU.  In late 2007, the EU’s 27 member states approved its Product Safety Commission to mandate the CEN (Standardization European Committee) to define standards for reduced ignition propensity for cigarettes.  In June 2008, the CEN received this mandate as planned, which directs it to develop an ignition propensity standard for use in the EU, with possible implementation of the legislation by 2012.  There is increased probability that Finland could introduce LIP legislation ahead of the planned EU implementation.  Finland issued a draft text in February 2008 of its proposed LIP legislation to the World Trade Organization stating that all the cigarettes sold in Finland should have to be tested and comply with the fire safety requirements and is expected to implement LIP legislation by April 2010.  Australia has enacted LIP legislation with an effective date of March 2010.  These actions indicate that it is increasingly likely that LIP cigarette regulations outside of North America will become effective in the next 2 to 4 years, thus increasing demand for cigarette paper used in these cigarettes.

These legislative developments involving LIP cigarettes are positive for us given the current level of commercial acceptance of our Alginex™ banded papers and our ability to provide 1 or more commercially proven alternative solutions to cigarette manufacturers in addressing LIP requirements.

China Joint Venture

The construction of a new state-of-the-art paper mill by our joint venture with the China National Tobacco Corporation to produce tobacco-related papers in China was completed during the second quarter of 2008 and the mill is currently operational.  We are actively in the process of qualifying products with customers and soliciting orders.

Results of Operations

This section presents a discussion and analysis of our net sales, operating profit and other information relevant to an understanding of the results of operations versus the prior-year quarter.  The following table presents financial data from the unaudited consolidated statements of operations for the periods indicated (dollars in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net Sales	$199.2	$184.2	$591.0	$526.3
Cost of products sold	166.7	153.8	514.3	441.6
Gross Profit	32.5	30.4	76.7	84.7

Nonmanufacturing expenses	15.3	15.2	49.0	48.3
Restructuring expense	2.6	18.2	8.3	24.3
Operating Profit (Loss)	14.6	(3.0)	19.4	12.1

Interest expense	3.1	1.6	8.3	4.4
Other expense, net	0.6	—	1.6	0.1
Income (Loss) Before Income Taxes, Minority Interest and Loss from Equity Affiliates	10.9	(4.6)	9.5	7.6

Provision (benefit) for income taxes	2.6	(2.6)	—	0.5
Minority interest in earnings of subsidiaries	—	2.2	0.2	6.0
Loss from equity affiliates	1.6	0.1	1.8	0.2
Net Income (Loss)	$6.7	$(4.3)	$7.5	$0.9

Diluted Net Income (Loss) Per Share	$0.43	$(0.27)	$0.48	$0.06

Three Months Ended September 30, 2008 Compared with the Three Months Ended September 30, 2007

Net Sales

(dollars in millions)

					Consolidated
	Three Months Ended				Sales
	September 30, 2008	September 30, 2007	Change	Percent Change	Volume Change

France	$129.9	$112.5	$17.4	15.5%	5.6%
United States	60.2	58.5	1.7	2.9	(19.9)
Brazil	15.6	19.2	(3.6)	(18.8)	(31.2)
Subtotal	205.7	190.2	15.5
Intersegment	(6.5)	(6.0)	(0.5)
Total	$199.2	$184.2	$15.0	8.1%	(6.1)%

Net sales were $199.2 million for the three month period ended September 30, 2008 compared with $184.2 million for the prior-year quarter.  The increase of $15.0 million, or 8.1 percent, consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$12.8	6.9%
Changes in selling prices and product mix	10.6	5.8
Changes in sales volumes	(8.4)	(4.6)
Total	$15.0	8.1%

•                  Changes in currency exchange rates had a favorable impact on net sales of $12.8 million, or 6.9 percent, for the three month period ended September 30, 2008 and primarily reflected the impact of a stronger euro compared with the U.S. dollar.  The euro was 7.0 percent and the Brazilian real was 11.8 percent stronger against the U.S. dollar.

•                  Higher average selling prices had a favorable $10.6 million, or 5.8 percent, impact on the net sales comparison. The increase in average selling prices primarily reflected an improved mix of products sold in the United States and France, primarily due to increased sales of cigarette paper for LIP cigarettes in the United States and higher sales of RTL products in France, and higher average selling prices in Brazil.

•                  Unit sales volumes decreased by 6.1 percent for the three month period ended September 30, 2008 compared with the prior-year quarter, resulting in an unfavorable effect on net sales of $8.4 million, or 4.6 percent.

•                  The Brazil segment’s sales volumes decreased by 31.2 percent, primarily due to our exit of the coated papers business, partially offset by continued growth in tobacco-related paper sales volumes.

•                  Sales volumes in the United States decreased by 19.9 percent, reflecting reduced sales of commercial and industrial products associated with the shutdown of the Lee Mills and reduced sales volumes of certain tobacco-related products.

•                  Sales volumes for the French segment increased by 5.6 percent, primarily as a result of higher sales volumes of RTL products, partially offset by decreased tobacco-related papers sales volumes.

The French segment net sales of $129.9 million for the three month period ended September 30, 2008 increased by $17.4 million, or 15.5 percent, versus $112.5 million for the prior-year quarter.  The increase in net sales was primarily the result of a stronger euro and, to a lesser extent, higher average selling prices, mainly as a result of an improved mix of products sold and higher sales volumes.

The U.S. segment net sales of $60.2 million for the three month period ended September 30, 2008 increased by $1.7 million, or 2.9 percent, compared with $58.5 million for the prior-year quarter.  The increase in net sales of the U.S. segment resulted from higher average selling prices, primarily due to an improved mix of products sold, mostly offset by lower sales volumes.

The Brazil segment net sales of $15.6 million for the three month period ended September 30, 2008 decreased by $3.6 million, or 18.8 percent, from $19.2 million for the prior-year quarter.  The decrease was primarily due to decreased sales volumes, partially offset by higher average selling prices.

Gross Profit

(dollars in millions)

	Three Months Ended
	September 30,	September 30,		Percent	Percent of Net Sales
	2008	2007	Change	Change	2008	2007
Net Sales	$199.2	$184.2	$15.0	8.1%
Cost of products sold	166.7	153.8	12.9	8.4	83.7%	83.5%
Gross Profit	$32.5	$30.4	$2.1	6.9%	16.3%	16.5%

Gross profit was $32.5 million for the three month period ended September 30, 2008, an increase of $2.1 million, or 6.9 percent, from $30.4 million for the prior-year quarter.  The gross profit margin was 16.3 percent of net sales for the three month period ended September 30, 2008, decreasing from 16.5 percent for the prior-year quarter. Gross profit was unfavorably impacted by inflationary cost increases of $8.3 million, start-up costs related to the paper machine rebuild at PdM of $2.5 million and unfavorable foreign currency impacts of $2.0 million. Gross profit was favorably impacted by benefits of cost savings programs, higher average selling prices, which benefited the gross profit comparison by $2.8 million, primarily due to an improved mix of products sold and changes in sales volumes, which benefited gross profit by $0.9 million.

Inflationary cost increases related to higher purchased energy costs, increased per ton wood pulp prices, higher other purchased materials costs and higher labor rates combined to unfavorably impact operating results by $8.3 million during the three month period ended September 30, 2008.  Increased energy rates, primarily in France and the United States, unfavorably impacted operating results by $3.7 million during the three month period ended September 30, 2008.  Changes in per ton wood pulp prices, primarily in France, increased operating expenses by $2.7 million compared with the prior-year quarter.  The average per ton list price of northern bleached softwood kraft pulp in the United States was $880 per metric ton during the three month period ended September 30, 2008 compared with $835 per metric ton during the prior-year quarter.

During the first quarter of 2008, the rebuilt paper machine at PdM initiated operations as part of the plan to restructure the PdM operation.   The start-up negatively impacted third quarter operating profit by $2.5 million.

The effects of decreased machine operating schedules and lower production volumes for tobacco-related papers and commercial and industrial products, primarily in the United States and France, were partially offset by increased production volumes in the French RTL operation.

Higher average selling prices, which resulted primarily from an improved mix of products sold in the United States, increased operating results by $2.8 million during the three month period ended September 30, 2008 versus the prior-year quarter.  Changes in sales volumes increased operating results by $0.9 million, primarily in the French segment, compared with the prior-year quarter.

Nonmanufacturing Expenses

(dollars in millions)

	Three Months Ended				Percent of
	September 30,	September 30,		Percent	Net Sales
	2008	2007	Change	Change	2008	2007
Selling expense	$5.5	$5.3	$0.2	3.8%	2.8%	2.9%
Research expense	1.9	1.9	—	—	0.9	1.0
General expense	7.9	8.0	(0.1)	(1.3)	4.0	4.4
Nonmanufacturing expenses	$15.3	$15.2	$0.1	0.7%	7.7%	8.3%

Nonmanufacturing expenses increased by $0.1 million, or 0.7 percent, to $15.3 million from $15.2 million for the prior-year quarter.  Nonmanufacturing expenses were 7.7 percent and 8.3 percent of net sales for the three month periods ended September 30, 2008 and 2007, respectively.

Restructuring Expense

Total restructuring expense of $2.6 million was recognized during the three month period ended September 30, 2008, comprised of $2.0 million for employee severance and other cash costs and $0.6 million for accelerated depreciation, asset impairment charges and loss on disposal of assets.  Total restructuring expense of $18.2 million was recognized during the prior-year third quarter, including $10.5 million for asset impairment charges, $6.9 million for severance and other employee related costs and $0.8 million for accelerated depreciation.

Operating Profit (Loss)

(dollars in millions)

	Three Months Ended					Return on Net
	September 30,	September 30,		Percent		Sales
	2008	2007	Change	Change		2008	2007

France	$15.1	$7.6	$7.5	98.7%		11.6%	6.8%
United States	6.7	(7.3)	14.0	N.M.		11.1	(12.5)
Brazil	(3.7)	(0.9)	(2.8)	N.M.		(23.7)	(4.7)
Subtotal	18.1	(0.6)	18.7
Unallocated expenses	(3.5)	(2.4)	(1.1)
	$14.6	$(3.0)	$17.6	N.M.	%	7.3%	(1.6)%

N.M. - Not meaningful

Operating profit was $14.6 million for the three month period ended September 30, 2008 compared with an operating loss of $3.0 million during the prior-year quarter.  Operating profit was higher in our U.S. and French segments and lower in our Brazilian segment.

The French segment’s operating profit was $15.1 million for the three month period ended September 30, 2008, an increase of $7.5 million, or 98.7 percent, from an operating profit of $7.6 million for the prior-year quarter.  The increase was primarily due to:

•                  Benefits of costs savings programs.

•                  Reduced restructuring expenses of $5.0 million.

•                  Higher sales volumes having a $1.8 million favorable impact on operating profit.

•                  Decreased nonmanufacturing expenses of $1.1 million.

The positive factors were mostly offset by:

•                  Inflationary cost increases of $5.5 million, primarily due to higher energy rates and wood pulp prices.

•                  Start-up costs of the rebuilt paper machine at PdM of $2.5 million.

•                  Lower average selling prices, primarily as the result of the mix of products sold, of $2.2 million.

The U.S. segment’s operating profit was $6.7 million for the three month period ended September 30, 2008, a $14.0 million increase from an operating loss of $7.3 million during the prior-year quarter.  The increase was primarily due to:

•                  Decreased restructuring expenses of $11.6 million.

•                  A favorable mix of products sold and sales volume changes which combined to increase operating profit by $4.5 million, primarily due to higher sales of cigarette paper for LIP cigarettes.

The positive factors were mostly offset by:

•                  Inflationary cost increases of $1.7 million, primarily due to increased energy rates.

•                  Unfavorable fixed cost absorption of $0.9 million.

Brazil’s operating loss was $3.7 million during the three month period ended September 30, 2008, compared with an operating loss of $0.9 million during the prior-year quarter.  The increased operating loss was primarily due to:

•                  The stronger Brazilian real versus the U.S. dollar, which had a $1.7 million unfavorable impact.

•                  Decreased sales volumes, which had a $1.3 million unfavorable impact.

•                  Increased restructuring expenses of $1.0 million.

These negative factors were partially offset by:

•                  Improved mill operations.

•                  Higher average selling prices, which had a $0.9 million favorable impact.

•                  Decreased non-manufacturing expenses of $0.6 million.

Non-Operating Expenses

Interest expense of $3.1 million for the three month period ended September 30, 2008 increased from $1.6 million for the prior-year quarter.  Average debt levels increased significantly during the three month period ended September 30, 2008 versus the prior-year quarter mainly due to the acquisition of the LTRI minority interest during the first quarter of 2008, the effects of which were partially offset by lower weighted average effective interest rates.  The weighted average effective interest rates on our revolving debt facilities were approximately 5.1 percent and 5.4 percent for the three month periods ended September 30, 2008 and 2007, respectively.

Other expense, net was $0.6 million for the three month period ended September 30, 2008 compared with zero for the prior-year quarter, primarily due to net foreign currency transaction losses.

Income Taxes

The provision for income taxes reflected an effective income tax rate of 23.9 percent for the three months ended September 30, 2008 compared with 56.5 percent for the prior-year quarter.  The difference in effective tax rates was primarily due to the loss in 2007 versus income in 2008 combined with the favorable tax impact of our foreign holding company structure and the geographic mix of taxable earnings.  The proportionate effect of the benefit of the foreign holding company structure on the overall effective income tax rate decreases as earnings increase.

Minority Interest

Minority interest decreased to zero for the three month period ended September 30, 2008 from $2.2 million for the prior-year quarter.  This decrease was due to our acquisition of the LTRI minority interest in January 2008.

Loss from Equity Affiliates

The loss from equity affiliates totaled $1.6 million and $0.1 million during the three month periods ended September 30, 2008 and 2007, respectively, and represents our 50 percent share of the net losses associated with our joint venture paper mill in China.  The loss for the current year period is due to mill operations start-up costs.

Net Income and Net Income per Share

Net income for the three month period ended September 30, 2008 was $6.7 million, or $0.44 and $0.43 per basic and diluted share, respectively, compared with a loss of $4.3 million, or $0.27 net loss per basic and diluted share, during the prior-year quarter.  The increase in net income in 2008 was primarily due to increased operating profit from decreased restructuring expenses and the benefit of the LTRI minority interest acquisition, partially offset by increased interest expense and a higher loss from equity affiliates.

Nine Months Ended September 30, 2008 Compared with the Nine Months Ended September 30, 2007

Net Sales

(dollars in millions)

					Consolidated
	Nine Months Ended				Sales
	September 30,	September 30,		Percent	Volume
	2008	2007	Change	Change	Change

France	$379.9	$315.5	$64.4	20.4%	10.4%
United States	173.4	171.6	1.8	1.0	(20.9)
Brazil	53.8	53.7	0.1	0.2	(10.7)
Subtotal	607.1	540.8	66.3
Intersegment	(16.1)	(14.5)	(1.6)
Total	$591.0	$526.3	$64.7	12.3%	0.3%

Net sales were $591.0 million for the nine month period ended September 30, 2008 compared with $526.3 million for the prior-year period.  The increase of $64.7 million, or 12.3 percent, consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$39.3	7.5%
Changes in selling prices and product mix	28.4	5.4
Changes in sales volumes	(3.0)	(0.6)
Total	$64.7	12.3%

•                  Changes in currency exchange rates had a favorable impact on net sales of $39.3 million, or 7.5 percent, for the nine month period ended September 30, 2008 and primarily reflected the impact of a stronger euro compared with the U.S. dollar.  The euro was 12.6 percent and the Brazilian real was 17.5 percent stronger against the U.S. dollar.

•                  Higher average selling prices had a favorable $28.4 million, or 5.4 percent, impact on the net sales comparison. The increase in average selling prices reflected an improved mix of products sold, primarily due to increased sales of cigarette paper for LIP cigarettes in the United States and RTL products in France and higher average selling prices in Brazil.

•                  Changes in unit sales volumes for the nine month period ended September 30, 2008 versus the prior-year period, resulted in an unfavorable effect on net sales of $3.0 million, or 0.6 percent.

•                  Sales volumes for the French segment increased by 10.4 percent, primarily due to higher sales volumes of RTL products, partially offset by decreased sales of tobacco-related papers sales volumes.

•                  Sales volumes in the United States decreased by 20.9 percent, reflecting reduced sales of commercial and industrial products associated with the shutdown of the Lee Mills and reduced sales volumes of certain tobacco-related products.

•                  The Brazil segment’s sales volumes decreased by 10.7 percent, primarily due to our exit of the coated papers business, partially offset by continued growth in tobacco-related paper sales volumes.

The French segment net sales of $379.9 million for the nine month period ended September 30, 2008 increased by $64.4 million, or 20.4 percent, versus $315.5 million for the prior-year period.  The increase in net sales was primarily the result of a stronger euro, increased sales volumes and, to a lesser extent, higher average selling prices mainly as a result of an improved mix of products sold.

The U.S. segment net sales of $173.4 million for the nine month period ended September 30, 2008 increased by $1.8 million, or 1.0 percent, compared with $171.6 million for the prior-year period.  The effect of higher average selling prices, primarily due to an improved mix of products sold, was mostly offset by lower sales volumes.

The Brazil segment net sales of $53.8 million for the nine month period ended September 30, 2008 increased by $0.1 million, or 0.2 percent, from $53.7 million for the prior-year period.  The increase was due to the stronger Brazilian real and higher average selling prices, mostly offset by decreased sales volumes.

Gross Profit

(dollars in millions)

	Nine Months Ended
	September 30,	September 30,		Percent	Percent of Net Sales
	2008	2007	Change	Change	2008	2007
Net Sales	$591.0	$526.3	$64.7	12.3%
Cost of products sold	514.3	441.6	72.7	16.5	87.0%	83.9%
Gross Profit	$76.7	$84.7	$(8.0)	(9.4)%	13.0%	16.1%

Gross profit was $76.7 million for the nine month period ended September 30, 2008, a decrease of $8.0 million, or 9.4 percent, from $84.7 million for the prior-year period.  The gross profit margin was 13.0 percent of net sales for the nine month period ended September 30, 2008, decreasing from 16.1 percent for the prior-year period. Gross profit decreased due to inflationary cost increases of $24.6 million, start-up costs of $11.7 million related to the rebuild of PdM’s paper machine, unfavorable foreign currency impacts of $6.6 million and unfavorable fixed cost absorption of $2.9 million, partially offset by higher average selling prices of $15.5 million, primarily due to an improved mix of products sold, and higher sales volumes of $6.8 million.

Inflationary cost increases, related to higher energy rates, per ton wood pulp prices, other purchased materials costs and labor rates combined to unfavorably impact operating results by $24.6 million during the nine month period ended September 30, 2008.  Higher purchased energy costs unfavorably impacted operating results by $12.0 million, primarily in France and the United States, during the nine month period ended September 30, 2008.  Changes in per ton wood pulp prices, primarily in France and Brazil, increased operating expenses by $7.4 million compared with the prior-year period.  The average per ton list price of northern bleached softwood kraft pulp in the United States was $880 per metric ton during the nine month period ended September 30, 2008 compared with $810 per metric ton during the prior-year period.

During the first quarter of 2008, the rebuilt paper machine at PdM initiated operations as part of the plan to restructure the PdM operation.   The longer than expected start-up negatively impacted operating profit by $11.7 million for the nine month period ended September 30, 2008.

Lower production volumes for tobacco-related papers and commercial and industrial products in all 3 segments was partially offset by increased production volumes in the French RTL operation.

Higher average selling prices, resulting primarily from an improved mix of products sold primarily in the United States, increased operating results by $15.5 million for the nine month period ended September 30, 2008 versus the prior-year period.  Higher sales volumes, primarily in France, increased operating results by $6.8 million compared with the prior-year period.

Nonmanufacturing Expenses

(dollars in millions)

	Nine Months Ended
	September 30,	September 30,		Percent	Percent of Net Sales
	2008	2007	Change	Change	2008	2007
Selling expense	$17.7	$16.3	$1.4	8.6%	3.0%	3.1%
Research expense	6.4	5.9	0.5	8.5	1.1	1.1
General expense	24.9	26.1	(1.2)	(4.6)	4.2	5.0
Nonmanufacturing expenses	$49.0	$48.3	$0.7	1.4%	8.3%	9.2%

Nonmanufacturing expenses increased by $0.7 million, or 1.4 percent, to $49.0 million from $48.3 million for the prior-year period, primarily due to foreign currency translation, partially offset by lower accruals for incentive expenses.  Nonmanufacturing expenses were 8.3 percent and 9.2 percent of net sales for the nine month periods ended September 30, 2008 and 2007, respectively.

Restructuring Expense

Total restructuring expense of $8.3 million was recognized during the nine month period ended September 30, 2008, including $4.7 million for employee severance and other cash costs, $2.2 million for asset impairment charges and $1.4 million for accelerated depreciation and other non-cash charges.  Total restructuring expense of $24.3 million was recognized during the prior-year period, including $11.5 million for severance and other employee related costs, $10.5 million for asset impairment charges and $2.3 for accelerated depreciation.

Operating Profit (Loss)

(dollars in millions)

	Nine Months Ended
	September 30,	September 30,		Percent	Percent of Net Sales
	2008	2007	Change	Change	2008	2007

France	$20.7	$20.8	$(0.1)	(0.5)%	5.4%	6.6%
United States	16.0	0.6	15.4	N.M.	9.2	0.3
Brazil	(9.8)	(1.1)	(8.7)	N.M.	(18.2)	(2.0)
Subtotal	26.9	20.3	6.6
Unallocated expenses	(7.5)	(8.2)	0.7
Total	$19.4	$12.1	$7.3	60.3%	3.3%	2.3%

N.M. Not meaningful

Operating profit was $19.4 million for the nine month period ended September 30, 2008 compared with an operating profit of $12.1 million during the prior-year period.  Operating profit was higher in our U.S. segment and lower in our Brazilian and French segments.

The French segment’s operating profit was $20.7 million for the nine month period ended September 30, 2008, a decrease of $0.1 million, or 0.5 percent, from an operating profit of $20.8 million for the prior-year period.  The decrease was primarily due to:

•                  Inflationary cost increases of $15.3 million, mainly due to increased energy rates of $6.6 million and higher wood pulp prices of $4.8 million.

•                  Start-up costs of the rebuilt paper machine at PdM of $11.7 million.

•                  The unfavorable effects of foreign currency translation of $0.9 million.

The negative factors were partially offset by:

•                  The benefits of cost savings programs.

•                  Reduced restructuring expenses of $7.8 million.

•                  Increased sales volumes, primarily in RTL products, which improved operating results by $7.7 million.

•                  Favorable fixed cost absorption of $2.3 million.

•                  Higher average selling prices of $1.8 million, primarily due to an improved mix of products sold.

•                  Decreased nonmanufacturing expenses of $1.7 million.

The U.S. segment’s operating profit was $16.0 million for the nine month period ended September 30, 2008, a $15.4 million increase from an operating profit of $0.6 million during the prior-year period.  The increase was primarily due to:

•                  The favorable combined effect of higher average selling prices, primarily due to increased sales of cigarette paper for LIP cigarettes and lower sales of commercial and industrial papers, and changes in sales volume of $12.2 million.

•                  Decreased restructuring expenses of $11.1 million.

•                  The benefits of costs savings programs.

•                  Reduced nonmanufacturing expenses of $0.6 million.

These positive factors were partially offset by:

•                  Inflationary cost increases of $5.6 million, mainly due to higher energy rates of $4.3 million.

•                  Unfavorable fixed cost absorption of $5.2 million as a result of reduced machine production schedules.

Brazil’s operating loss was $9.8 million during the nine month period ended September 30, 2008, compared with an operating loss of $1.1 million during the prior-year period. The increased operating loss was primarily due to:

•                  The stronger Brazilian real versus the U.S. dollar, which had a $5.7 million unfavorable impact.

•                  Inflationary cost increases of $3.7 million, mainly due to increased wood pulp prices and higher energy rates.

•                  Increased restructuring expenses of $2.9 million.

These negative factors were partially offset by:

•                  Benefits of cost savings programs and improved mill operations.

•                  Higher average selling prices, which had a favorable impact on operating profit of $1.8 million.

•                  Lower nonmanufacturing expenses of $0.8 million.

Non-Operating Expenses

Interest expense of $8.3 million for the nine month period ended September 30, 2008 increased from $4.4 million for the prior-year period.  Average debt levels increased significantly during the nine month period ended September 30, 2008 versus the prior-year period mainly due to the acquisition of the LTRI minority interest in the first quarter of 2008, which was partially offset by lower weighted average effective interest rates.  The weighted average effective interest rates on our revolving debt facilities were approximately 4.9 percent and 5.5 percent for the nine month periods ended September 30, 2008 and 2007, respectively.

Other expense, net was $1.6 million and $0.1 million for the nine month periods ended September 30, 2008 and 2007, respectively, primarily due to net foreign currency transaction losses.

Income Taxes

The provision for income taxes reflected an effective income tax rate of zero percent for 2008 compared with 6.6 percent for the prior-year period.  The difference in effective tax rates was primarily due to the increase in income in 2008 versus 2007 combined with the favorable tax impact of our foreign holding company structure and the geographic mix of taxable earnings. The proportionate effect of the benefit of the foreign holding company structure on the overall effective income tax rate decreases as earnings increase.

Minority Interest

Minority interest decreased to $0.2 million for the nine month period ended September 30, 2008 from $6.0 million for the prior-year period.  This $5.8 million decrease was due to our acquisition of the LTRI minority interest in January 2008.

Loss from Equity Affiliates

The loss from equity affiliates totaled $1.8 million and $0.2 million during the nine month periods ended September 30, 2008 and 2007, respectively, and represents our 50 percent share of the net loss associated with our joint venture paper mill in China.  The loss for the current year period is due to mill operations start-up costs.

Net Income and Net Income per Share

Net income for the nine month period ended September 30, 2008 was $7.5 million, or $0.49 and $0.48 per basic and diluted share, respectively, compared with $0.9 million of net income, or $0.06 per basic and diluted share, during the prior-year period.  The increase in net income in 2008 was primarily due to increased operating profit from decreased restructuring expenses and the benefit of the LTRI minority interest acquisition, partially offset by increased interest expense.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds contractually available under our revolving credit facility with a consortium of banks that is used as either operating conditions or strategic opportunities warrant.  As previously noted, we completed the acquisition of the 28 percent minority share in LTRI in January 2008 at a cost of $51.3 million and have been engaged in substantial restructuring activities since 2006 in the United States, Brazil and France.  Each of these activities is expected to contribute to improved earnings and a more competitive production base over the longer-term.  However, in order to implement these initiatives, we incurred higher levels of debt than we traditionally have carried, while at the same time we experienced less favorable earnings from operations undergoing restructuring activities.

Cash Requirements

As of September 30, 2008, we had net operating working capital of $48.3 million and cash and cash equivalents of $10.3 million, compared with net operating working capital of $41.6 million and cash and cash equivalents of $4.0 million as of December 31, 2007.  Changes in these absolute amounts include the impacts of changes in currency exchange rates which are not included in the changes in operating working capital presented on the consolidated statements of cash flow.  Our level of outstanding borrowings has decreased since the higher level in the first quarter of 2008.  Based upon our existing cash and operating working capital levels, expected operating cash flows and capital spending and contractual availability of borrowings under our existing credit facilities, we believe we have the necessary financial resources to satisfy our current liquidity needs.

Cash Flows from Operating Activities

(dollars in millions)

	Nine Months Ended
	September 30, 2008	September 30, 2007

Net income	$7.5	$0.9
Non-cash items included in net income:
Depreciation and amortization	36.1	29.3
Restructuring related impairment charges and accelerated depreciation	3.6	12.8
Amortization of deferred revenue	(4.6)	(4.7)
Deferred income tax benefit	(14.8)	(11.1)
Minority interest in earnings of subsidiaries	0.2	6.0
Pension and other postretirement benefits	(0.3)	(4.0)
Loss from equity affiliates	1.8	0.2
Other items	0.3	3.0
Net changes in operating working capital	(1.8)	20.2
Cash Provided by Operations	$28.0	$52.6

Net cash provided by operations was $28.0 million for the nine month period ended September 30, 2008 compared with $52.6 million for the prior-year period.  Since the first quarter of 2008, we have generated $36.0 million in cash from operations compared with $8.0 million cash used by operations during the first quarter of the year.  Third quarter 2008 operating cash flow was positively impacted by improved operating results and stable working capital levels.

Prior to 2002, our cash provided by operations included advanced payments from customers for future product purchases.  We recorded these advance payments as deferred revenue, which is being amortized into net sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of product sales.  We had $19.5 million of deferred revenue on our September 30, 2008 consolidated balance sheet.  At the current volume levels, we expect to fully amortize this amount by recognizing amortization of approximately $6 million per year through 2011.

Operating Working Capital

(dollars in millions)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Changes in operating working capital
Accounts receivable	$(4.9)	$(5.8)
Inventories	13.3	(1.2)
Prepaid expenses	0.5	2.2
Accounts payable	(0.6)	2.3
Accrued expenses	(4.5)	14.4
Accrued income taxes	(5.6)	8.3
Net changes in operating working capital	$(1.8)	$20.2

During the nine month period ended September 30, 2008, net changes in operating working capital contributed unfavorably to cash flow by $1.8 million, primarily due to decreased accrued income taxes and accrued expenses, resulting from payments of prior period accruals for income taxes, restructuring and incentive compensation, and increased accounts receivable due to higher net sales.  These increases in net working capital were mostly offset by lower inventories due primarily to sales of inventories built up in advance of the Lee Mills shutdown.

During the prior-year period, changes in operating working capital contributed favorably to cash flow by $20.2 million, primarily due to increased accrued restructuring and incentive compensation costs and increased accrued income taxes due to improved LTRI earnings, partially offset by increased accounts receivable as a result of higher net sales.

Cash Flows from Investing Activities

(dollars in millions)

	Nine Months Ended
	September 30, 2008	September 30, 2007

Capital spending	$(30.0)	$(26.8)
Capitalized software costs	(4.4)	(6.9)
LTRI minority interest acquisition (Note 9)	(51.3)	—
Investment in equity affiliates	(1.9)	(10.3)
Other	3.1	(1.8)
Cash Used for Investing	$(84.5)	$(45.8)

Cash used for investing activities was $84.5 million for the nine month period ended September 30, 2008 versus $45.8 million during the prior-year period. This $38.7 million increase in cash used for investing was primarily due to the $51.3 million acquisition of the LTRI minority interest and increased capital spending.  We made our final contractual equity contribution in January 2008 of $1.9 million to the China paper joint venture.  Changes in the category “Other,” or other cash investment items, primarily consisted of changes in noncurrent assets and liabilities.

Capital Spending and Capitalized Software Costs

Capital spending was $30.0 million and $26.8 million for the nine month periods ended September 30, 2008 and 2007, respectively.  Capital spending was $6.0 million during the third quarter of 2008 compared with $5.4 million during the second quarter of 2008, reflecting the absence of any significant major projects during either quarter.  Major projects included in the nine months ended September 30, 2008 capital spending were $9.5 million incurred at PdM for the paper machine rebuild and improvements to the bobbin slitting process, $3.4 million for a new paper coating machine at the Newberry, South Carolina facility, $1.4 million for machine improvements at LTRI, $1.3 million for steam network improvements at Papeteries de Saint-Girons S.A.S. and $1.2 million for a new slitting machine in the Philippines.  Major projects included in the nine months ended September 30, 2007 capital spending were $4.9 million for the PdM paper machine rebuild and improvements in the bobbin slitting process, $4.0 million for a paper machine rebuild in Brazil, $3.2 million for a new production facility and related equipment in Newberry and $1.5 million for a paper machine rebuild in the Philippines.

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

Total capital spending for 2008 is expected to be approximately $35 million.

Capitalized software costs decreased to $4.4 million from $6.9 million during the prior-year period, primarily due to decreased spending on an enterprise-wide information system in France.  A start-up of a portion of the system occurred in January 2008 and additional portions are scheduled to be implemented in the fourth quarter of 2008 and continuing into 2009.  A total of $4.3 million was spent on this project during the nine month period ended September 30, 2008 and $16.0 million since the inception of the project in 2005.

Cash Flows from Financing Activities

(dollars in millions)

	Nine Months Ended
	September 30, 2008	September 30, 2007

Cash dividends paid to SWM stockholders	$(7.0)	$(7.1)
Net changes in debt	70.9	(6.2)
Purchases of treasury stock	(1.2)	(4.0)
Proceeds from exercise of stock options	0.2	4.5
Excess tax benefits of stock-based awards	—	0.3
Cash Provided by (Used for) Financing	$62.9	$(12.5)

Financing activities during the nine month period ended September 30, 2008 included net borrowings of $70.9 million.   Other 2008 financing activities included cash dividends paid to SWM stockholders as well as purchases of treasury stock early in 2008.

Financing activities during the nine month period ended September 30, 2007 included cash dividends paid to SWM stockholders of $7.1 million and net repayments of debt of $6.2 million.  Additionally, we repurchased shares of common stock during the first nine months of 2007 for a total of $4.0 million.  Partially offsetting these uses of financing, we received proceeds of $4.5 million from the exercise of stock options.

Dividend Payments

We have declared and paid quarterly dividends of $0.15 per share since the second quarter of 1996.  The Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock.  The dividend will be payable on December 15, 2008 to stockholders of record on November 17, 2008. We currently expect to continue this level of dividend.  However, the decision to declare a divided is made quarter by quarter and based upon a number of factors including, but not limited to, earnings, funding of strategic opportunities and our financial condition.  A decision could be made to cancel, suspend, modify or change the form of future dividend payments.

Share Repurchases

We repurchased a total of 48,900 shares of our common stock during the nine month period ended September 30, 2008 at a cost of $1.2 million.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Debt Instruments and Related Covenants

(dollars in millions)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Changes in short-term debt	$4.1	$(6.3)
Proceeds from issuances of long-term debt	100.2	25.0
Payments on long-term debt	(33.4)	(24.9)
Net changes in debt	$70.9	$(6.2)

Primarily due to the LTRI minority interest acquisition, machine start-up costs for restructuring related activities, reduced cash generated from operations and higher capital spending, our net proceeds from long-term debt were $66.8 million and from short-term debt were $4.1 million during the nine month period ended September 30, 2008.  We expect working capital, pension plan funding and other cash uses to increase somewhat through the fourth quarter of 2008 and therefore anticipate additional borrowings in the range of approximately $15 to $18 million during the remainder of 2008.  With this level of borrowing, we expect to remain in compliance with our Credit Agreement financial covenants for the remainder of 2008.

Borrowing on our revolving credit facilities reduced the contractual availability under our U.S. Revolver to $15.0 million as of September 30, 2008 from $26.0 million as of December 31, 2007.  Contractual availability under our Euro Revolver decreased to 38.1 million euros as of September 30, 2008 from 80.0 million euros as of December 31, 2007.  We also had contractual availability under our bank overdraft facilities and lines of credit of $27.5 million as of September 30, 2008.  The Credit Agreement contains covenants that are customary for facilities of this type that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0.  As of September 30, 2008, the net debt to equity ratio was 0.48, and the net debt to adjusted EBITDA ratio was 1.94.  Based on our debt covenant restrictions as of September 30, 2008, we could have borrowed an additional $86.4 million from our Credit Agreement and bank overdraft facilities without violating the most restrictive of those covenants.

Our total debt to capital ratios at September 30, 2008 and December 31, 2007 were 33.9 percent and 21.5 percent, respectively, most recently toward the upper end of management’s target range of 25 to 35 percent.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits.  Our pension obligations are funded by our separate pension trusts, which held $126.1 million in assets at December 31, 2007.  The combined postretirement benefit obligation of our U.S. and French pension plans was underfunded by $27.1 million as of December 31, 2007.  We made $2.4 million in pension contributions to our pension plans during the nine month period ended September 30, 2008 and expect to contribute a total of $7 to $8 million during the full-year of 2008 to our pension plans to improve the funded status of these plans and ensure compliance with the Pension Protection Act of 2006 in the United States, or PPA.  Given the current volatile market conditions, we are studying the impacts that may have on our pension funding status, in particular in relation to compliance with PPA in the United States.  Currently it appears that we could have additional pension contributions of $5 to $15 million by April 2009, in addition to whatever minimum required contributions we will have for 2009.

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

Employee Labor Agreements.  Hourly employees at the Lee, Massachusetts, Spotswood, New Jersey and Ancram, New York mills are represented by locals of the United Steel Workers Union.  The collective bargaining agreement at our Spotswood mill is a 3-year agreement through July 28, 2010.  The collective bargaining agreement at our Ancram mill expired September 30, 2008, and negotiations on a new collective bargaining agreement are in progress.  The Lee Mill is operating pursuant to an extension of its May 2006 labor agreement.

Hourly employees at our Quimperlé, Malaucène, Saint-Girons and Spay, France mills are union represented.  1-year term collective bargaining agreements were signed at the Quimperlé and Malaucène mills beginning January 1, 2008 through December 31, 2008, at our Spay mill effective March 1, 2008 through February 28, 2009 and at our Saint-Girons mill beginning June 6, 2008 and expiring June 5, 2009.

Outlook

As expected, we improved our financial performance during the third quarter of 2008 relative to both the second quarter of 2008 and the third quarter of 2007.  Earnings increased primarily due to higher sales volumes for RTL and cigarette paper used in LIP cigarettes.  We also benefited from the January 2008 purchase of the 28 percent minority interest of LTRI.  Operation of the rebuilt paper machines at PdM improved during the third quarter of 2008, but still contributed to an increase in production cost versus last year. As a result of increased earnings benefiting cash generation and continued reductions in capital spending, we lowered debt during the third quarter of 2008.

Our RTL business continues to realize sales volume growth and increased earnings. Full year sales growth well above 10 percent is expected for 2008. Due to the January 2008 acquisition of the minority interests in LTRI, our consolidated results will reflect 100 percent of LTRI’s results for the remainder of 2008 and in future years.

Based upon the states that have passed LIP regulation, demand for this product is expected to grow from the current level of approximately 32 percent of North American cigarette consumption to approximately 80 percent by early 2010. Additionally, jurisdictions representing essentially all of North American consumption have either passed or proposed LIP legislation and several cigarette producers have announced voluntary national distribution of this technology, supporting the likelihood that LIP cigarettes will be sold nationwide across the United States by late 2009 or early 2010. As a result, we expect to realize continued growth in demand for cigarette paper used in LIP cigarettes, which would continue to benefit our U.S. business unit’s results. International LIP efforts are accelerating, especially in the EU and Australia. Continued EU rule-making activities indicate that it is increasingly likely LIP cigarette regulations outside North America will become effective by 2012 and increase demand for cigarette paper used in these LIP cigarettes. This is a positive development for us given the current level of commercial acceptance of our Alginex™ banded papers and our ability to provide one or more commercially proven alternative solutions to cigarette manufacturers in addressing LIP requirements. We continue to expand our U.S. capacity for cigarette paper processing for LIP cigarettes and are undertaking capacity planning activities for this technology in Europe.

During the first nine months of 2008, benefits from cost reduction initiatives did not offset inflation, primarily due to increased energy rates and wood pulp costs. Year-to-date, inflationary cost increases totaled $24.6 million, well above the impact seen in the preceding 12 months. In spite of the recent global economic slow down we still expect negative inflationary impacts on our earnings in the fourth quarter of 2008, but at a lower rate.

Despite the difficult machine start-ups experienced during the first half of 2008 in France and Brazil, the overall restructuring activities are progressing well. The Lee Mills in the United States has now been closed, we have finalized the exit from the coated papers business in Brazil and are making progress in transferring profitable base tipping paper business to this location. The rebuilt PdM paper machine performance continued to improve each month during the third quarter and we now expect to reach or exceed pre-rebuild output levels by the end of the fourth quarter of 2008.

Given the cumulative impact  of inflationary cost increases and unfavorable currency impacts that could not be recovered through pricing over the past 2 years, we continue to evaluate actions to curtail operation of certain of our paper machines that could not achieve an acceptable return in such a pricing environment.  We are engaging our customers in price negotiations in an effort to improve the profitability of all products across our global businesses. As part of this process, we continue to evaluate the sustainability of certain operations and recoverability of the property, plant and equipment, deferred tax and other assets from these businesses.  Further restructuring actions or asset impairments will likely be forthcoming during the next 9 months, with the extent dependent upon the outcome of customer price negotiations and currency hedging actions taking place during the fourth quarter of 2008.

In spite of the good results during the third quarter of 2008, Schweitzer-Mauduit faces challenges for earnings in the fourth quarter, most of which are expected to be contained to that quarter. We anticipate an adverse impact to our fourth quarter results from decreases in sales volumes due to seasonal cigarette customer plant shut-downs, a slow realization of selling price increases undertaken to recover inflation and continuing unfavorable foreign currency impacts until January 1, 2009 when existing commercial supply agreements and past currency hedging contracts expire, finalization of certain restructuring activities, slower than expected growth in sales for our new joint venture paper mill in China and other expected one-time expenses.

Recent market volatility has resulted in a stronger U.S. dollar against many currencies, including the euro and the Brazilian real.  The operating results of our Brazilian business have been negatively impacted in the last 2 years during which the Brazilian real had strengthened significantly versus the U.S. dollar.  The recent significant weakening of the Brazilian real versus the U.S. dollar presents a more favorable situation for our Brazilian business.  In October 2008, we entered into currency exchange rate hedging contracts locking in a more favorable exchange rate for approximately half of the Brazilian entity’s U.S. dollar transactions exposure.  While we will not participate in the further benefits for this portion of the U.S. dollar transactions exposure if the Brazilian real weakens further, this action will significantly benefit that segment’s 2009 operating results in comparison to operating results during periods in which the real was stronger.

For 2009, Schweitzer-Mauduit currently expects earnings per share, excluding restructuring expenses, to be better than 2007 results due to the benefits of further increases in sales volumes for RTL and cigarette paper used in LIP cigarettes, increased operating profit in Brazil due to finalization of restructuring actions and beneficial changes in the relation of the Brazilian real to the U.S. dollar secured through recent hedging transactions, the lack of start-up expenses realized in 2008 from the rebuilt paper machine at PdM, as this machine is now expected to reach targeted output by the end of the first quarter of 2009 and, finally, 2009 customer selling price increases to recover a portion or all of the cumulative inflationary cost increases since 2005.  The extent to which Schweitzer-Mauduit’s earnings per share for 2009, excluding restructuring expenses, will exceed 2007 results is dependent upon the actual level of selling price increases and sales volume changes realized during our annual customer negotiations to be concluded by early 2009.

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

•                  As a result of excess capacity in the tobacco-related papers industry and increased purchased material and operating costs experienced in the last several years, competitive levels of selling prices for certain of our products are not sufficient to cover those costs with a margin that we consider reasonable.  Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment charges for certain equipment and employee severance expenses associated with downsizing activities.  Management continues to evaluate how to operate our production facilities more effectively with reduced production volumes and additional restructuring activities are possible for the fourth quarter of 2008.  Management also continues to evaluate the recoverability of the property, plant and equipment, deferred tax assets and other assets of the businesses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at September 30, 2008 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2008. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and disputes (see Note 8, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).  There have been no material developments to these matters during the third quarter of 2008.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased shares of its common stock during the nine month period ended September 30, 2008.  The following table indicates the amount of shares of the Company’s common stock repurchased during 2008 and the remaining amount of share repurchases currently authorized by our Board of Directors as of September 30, 2008:

			Total Number of		Maximum Amount
	Total Number	Average	Shares Repurchased		Of Shares that May
	Of Shares	Price Paid	As Part of Publicly		Yet be Repurchased
	Repurchased	Per Share	Announced Programs		Under the Program
			(# shares)	($ in millions)	($ in millions)
Full-Year 2007	249,016	$23.34	249,016	$5.8
First Quarter 2008	48,900	24.51	48,900	1.2
Second Quarter 2008	—	—	—	—
Third Quarter 2008	—	—	—	—
Total	297,916	$23.53	297,916	$7.0	$13.0	*

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

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ TORBEN WETCHE	By:	/s/ MARK A. SPEARS
	Torben Wetche		Mark A. Spears
	Chief Financial Officer and		Controller
	Treasurer		(principal accounting officer)
(duly authorized officer and
principal financial officer)

	November 5, 2008		November 5, 2008

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended September 30, 2008

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