Form 10-K/A
period 2007-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2008-11-06
CIK 1000623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Second Amendment is being filed solely to include the Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 to the First Amendment, which was filed with the Securities and Exchange Commission on October 7, 2008, and incorporated by reference the Proxy Statement’s “Comprehensive Compensation Discussion and Analysis” in Part III., Item 11, Executive Compensation, of our Annual Report on Form 10-K, and does not amend or update any other part of that annual report.

PART III.

Item 11.  Executive Compensation

The information in the section of the 2008 Proxy Statement captioned “Executive Compensation,” including the item captioned “Comprehensive Compensation Discussion and Analysis,” is incorporated in this Item 11 by reference.

PART 1V.

3. Exhibits

Exhibit Number	Exhibit

* 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

	By:	/s/ WAYNE H. DEITRICH
Wayne H. Deitrich
Chairman of the Board and
Chief Executive Officer
Dated: November 6, 2008		(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/WAYNE H. DEITRICH	Chairman of the Board and	November 6, 2008
Wayne H. Deitrich	Chief Executive Officer
(principal executive officer)

/s/TORBEN WETCHE	Chief Financial Officer	November 6, 2008
Torben Wetche	and Treasurer
(principal financial officer)

/s/MARK A. SPEARS	Controller	November 6, 2008
Mark A. Spears	(principal accounting officer)

*	Chief Operating Officer	November 6, 2008
Frédéric P. Villoutreix	Director

*	Director	November 6, 2008
Claire L. Arnold

*	Director	November 6, 2008
K.C. Caldabaugh

*	Director	November 6, 2008
William Finn

*	Director	November 6, 2008
Richard D. Jackson

*	Director	November 6, 2008
Robert F. McCullough

*By:	/s/JOHN W. RUMELY, JR.	November 6, 2008
John W. Rumely, Jr.
Attorney-In-Fact