Form 10-K
period 2008-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2009-03-06
CIK 1000623

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the outstanding common stock, par value $0.10 per share (the "Common Stock"), held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $258.3 million, based on the last sale price for the Common Stock of $16.85 per share as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 15,344,452 shares of Common Stock issued and outstanding as of February 27, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to its 2009 Annual Meeting of Stockholders scheduled to be held on April 23, 2009 ("the 2009 Proxy Statement") and filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

 PART I.

Item 1.    Business

GENERAL

Schweitzer-Mauduit International, Inc. (referred to, with its consolidated subsidiaries, as "we", "us", "our", the "Company", "Schweitzer-Mauduit" or "SWM" unless the context indicates otherwise) is a multinational diversified producer of premium specialty papers headquartered in the United States of America and is the world's largest supplier of fine papers to the tobacco industry. We manufacture and sell paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised approximately 90 percent of our consolidated net sales in each of the years 2006 through 2008. The primary products in the group include cigarette, plug wrap and tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette and reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco products are a diverse mix of products that includes low volume, high-value engineered papers as well as commodity paper grades produced to maximize machine utilization.

We are a manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, banded papers for the production of lower ignition propensity, or LIP, cigarettes and the leading independent producer of RTL used in producing blended cigarettes. We conduct business in over 90 countries and currently operate 11 production locations worldwide, with mills in the United States, France, the Philippines, Indonesia and Brazil. We also have a 50 percent equity interest in a paper mill in China that produces cigarette and porous plug wrap papers.

Our manufacturing facilities have a long history of producing paper dating back to 1545. Our domestic mills led the development of the North American tobacco-related papers manufacturing industry, which was originated by Peter J. Schweitzer, Inc. that began as an importer of cigarette papers from France in 1908.

Our Securities and Exchange Commission, or SEC, filings, which include this Annual Report on Form 10-K, Definitive Proxy Statements on Form DEF-14A, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments, are available, free of charge, on the Investor Relations section of our web site at www.schweitzer-mauduit.com. Information from our web site is not incorporated by reference into this Form 10-K. These reports are available soon after they are filed electronically with the SEC. The web site allows access to historical financial information, press releases and quarterly earnings conference calls, our Code of Conduct, corporate governance guidelines, Board of Directors committee charters, as well as disclosure of any amendment to or waivers of our Code of Conduct granted to any of the principal executive officer, principal financial officer or principal accounting officer. The web site provides additional background information about us including information on our history, products and locations. Requests for information or to contact the audit committee chair, lead non-management director or to report concerns about accounting or other issues can be made in writing and sent to the Investor Relations Department at our principal executive office address listed below.

Our quarterly earnings conference calls are typically held on the same dates as our quarterly earnings releases and are available through our web site via a webcast. The tentative dates for our quarterly earnings conference calls related to 2009 financial results are May 7, 2009, August 6, 2009, November 5, 2009 and February 4, 2010. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through our web site.

Our wholly-owned, majority-owned and controlled subsidiaries are Schweitzer-Mauduit Canada, Inc., or SM-Canada, Schweitzer-Mauduit Spain, S.L., or SM-Spain, a holding company organized under the Spanish holding company regime and the primary foreign investment holding company for SWM, and

Schweitzer-Mauduit International China, Limited, or SM-China, a holding company incorporated in Hong Kong which owns 50 percent of the equity interest in China Tobacco Mauduit (Jiangmen) Paper Industry Company Ltd., a Sino-Foreign Equity Joint Venture with China National Tobacco Corporation, or CNTC, to manufacture and sell tobacco-related papers in China, our only unconsolidated subsidiary. We indirectly through SM-Spain have subsidiaries in France, the Philippines, Indonesia and Brazil. SM-Spain owns directly 100 percent of Schweitzer-Mauduit Holding S.A.S., a French holding company, or SMH, and SMH owns 100 percent of Schweitzer-Mauduit Industries S.A.S., a French corporation, or SMI, which, together with SM Spain, holds 100 percent of a second holding company Schweitzer-Mauduit France S.A.S., a French corporation, or SMF, which holds our French, Philippine and Indonesian paper operations. SMF also owns 100 percent of SM Developpement S.A.S., a French corporation, or SMD, and SMD owns 100 percent of LTR Industries S.A., a French corporation, or LTRI, our French RTL operation. SMF, directly or indirectly, owns 100 percent of 3 principal French operating subsidiaries, Papeteries de Mauduit S.A.S., or PdM, Papeteries de Malaucène S.A.S., or PdMal, and Papeteries de Saint-Girons S.A.S., or PdStG, 100 percent of PDM Philippines Industries, Inc., or PPI, and 95 percent of P.T. PDM Indonesia, or PT PDM. SM-Spain also owns directly 99.99 percent of the issued and outstanding shares of Schweitzer-Mauduit do Brasil S.A., our Brazilian paper operations, or SWM-B. We had no special purpose entities as of December 31, 2008.

Our principal executive office is located at 100 North Point Center East, Suite 600, Alpharetta, Georgia 30022-8246 and our telephone number at that address is 1-800-514-0186. Our stock is traded on the New York Stock Exchange, or NYSE, under the symbol "SWM."

We have provided a Glossary of Terms at the end of this Annual Report on Form 10-K.

DESCRIPTION OF BUSINESS

Segment Financial Information.    We operate and manage 3 reportable segments: United States, or U.S., France and Brazil. These segments are based on the geographical location of our manufacturing operations. These business segments manufacture and sell Cigarette Papers, reconstituted tobacco products (France and U.S. only) and certain non-tobacco industry products. While the products are similar in each segment, they vary based on customer requirements and the manufacturing capabilities of each of the operations. The Philippine and Indonesian financial results are included in the French business segment because the results of these 2 units are not material for segment reporting purposes and since their products are coordinated with sales of our French operations in southeast Asia. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

Additional information regarding "Segment Performance" is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation. In addition, selected financial data for our segments is available in Note 17, Segment Information, of the Notes to Consolidated Financial Statements. Reference is also made to Part I, Item 1A, Risk Factors, Market Risk, for a discussion regarding the risks associated with foreign operations.

Financial information about foreign and domestic operations, contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" appearing in Part II, Item 7 herein and in Notes 9, 10, 12, 16 and 17 ("Restructuring Activities," "Debt," "Income Taxes," "Acquisition" and "Segment Information," respectively) to the Consolidated Financial Statements contained in "Financial Statements and Supplementary Data" appearing in Part II, Item 8 herein, are incorporated in this Item 1 by reference.

PRODUCTS

We manufacture and sell paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications.

Tobacco industry products include Cigarette Papers and RTL used as a tobacco blend with virgin tobacco in cigarettes and reconstituted tobacco wrappers and binders for cigars. These products are sold directly to tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere.

Each of the 3 principal types of Cigarette Papers—cigarette, plug wrap and tipping papers—serves a distinct purpose in the function of a cigarette.

Cigarette paper wraps the column of tobacco in a cigarette. Certain properties of cigarette paper, such as control of ignition propensity, basis weight, porosity, opacity, tensile strength, texture and burn rate must be controlled to tight tolerances. Many of these characteristics are critical to meet the requirements of high-speed production processes utilized by cigarette manufacturers as well as their desired attributes of finished cigarettes such as reduced deliveries of tobacco-related smoke constituents. In addition to the attributes and functional requirements of conventional cigarette papers, certain of our products enable lower ignition propensity, or LIP, cigarettes to self-extinguish to regulatory standards when not being actively smoked.

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

Reconstituted tobacco is used by manufacturers of cigarettes and other tobacco products. We currently produce reconstituted tobacco in 2 forms: leaf, or RTL, in France, which is manufactured by LTRI, and wrapper and binder in the United States. RTL is used by cigarette manufacturers primarily to blend with virgin tobacco as a design aid to achieve certain attributes of finished cigarettes, such as taste characteristics and reduced deliveries of tobacco-related smoke constituents, and to cost-effectively utilize tobacco leaf by-products. Wrapper and binder are reconstituted tobacco products used by manufacturers of machine-made cigars. Binder is used to hold the tobacco leaves in a cylindrical shape during the production process. Wrapper is used to cover the outside of the cigar, providing a uniform, finished appearance.

Commercial and industrial products  include lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter papers and other specialized papers primarily for the western European and Brazilian markets. Like porous plug wrap, certain of these non-tobacco industry products use a fiber blend consisting of long-fibers. These products are generally sold directly to converters and other end-users in North America and western Europe and through brokers in Brazil. The non-tobacco industry products are a diverse mix that includes low volume, high-value engineered papers as well as commodity paper grades produced to maximize machine utilization.

MARKETS AND CUSTOMERS

Our U.S. segment primarily supplies the major, and many of the smaller, cigarette manufacturers in North America, and also has significant sales in South America and Japan. The customer base for the U.S. operations consists of more than 160 customers in approximately 40 countries. Our French segment relies predominantly on worldwide exports, primarily to western Europe, Asia (in part through our Philippine and Indonesian manufacturing facilities), eastern Europe and, in lesser but substantial amounts, to Africa, the Middle East and Australia. The customer base for the French operations consists of a diverse group of approximately 200 customers in more than 70 countries. Our Brazilian segment primarily supplies customers in Latin and South American countries with expanding sales to North America and other export locations. The current customer base of the Brazilian operations consists of the cigarette manufacturers in Brazil, as well as approximately 50 customers in approximately 20 countries outside Brazil. Customers of all 3 business segments include international tobacco companies, regional tobacco manufacturers and government monopolies. Consolidation of the industry by certain major cigarette manufacturers continued in 2008 increasing the market leverage held by these customers.

Altria Group, Inc., including Philip Morris USA Inc. (Philip Morris USA), Philip Morris International Inc. (PMI), which was spun off Altria Group effective March 28, 2008, British American Tobacco p.l.c., or BAT, including its Brazilian subsidiary Souza Cruz S.A., or Souza Cruz, Imperial Tobacco Group PLC, or Imperial, and Japan Tobacco Inc., or JTI, are our 5 largest customers. Philip Morris USA, PMI, BAT, Imperial and JTI together with their respective affiliates and designated converters, accounted for 60 percent, 50 percent and 47 percent of the Company's 2008, 2007 and 2006 consolidated net sales, respectively. Although the total loss of 1 or more of these large customers could have a material adverse effect on our results of operations, this is not considered likely given the significant share that our capacity represents of the total worldwide supply available to meet the demand for cigarette-related fine papers. A material variation in demand from 1 or more of these customers or due to external factors such as government legislation or changes in consumer behavior, however, could result in a significant decline in demand for our products.

SALES AND DISTRIBUTION

Essentially all tobacco-related products manufactured by the U.S., French and Brazilian segments are sold by our marketing, sales and customer service organizations directly to cigarette manufacturers or their designated converters. Most of our U.S. and French segments' non-tobacco related products, which represent approximately 5 to 7 percent of each of their respective net sales, are sold on a direct basis. The Brazilian segments' non-tobacco related products comprise approximately 7 percent of its net sales, substantially all of which are sold through agents.

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

Cigarette Paper—Our estimated worldwide share of the cigarette paper market is 26 percent, and excluding China which is largely self-sufficient, our estimated global market share is 35 percent. As the sole domestic producer of Cigarette Papers in North America, we believe that we have the majority supply position, estimated at 70 to 75 percent of the North American cigarette paper market. PdM and PdStG, indirect wholly-owned subsidiaries in France, sell 65 to 70 percent of their products in western Europe and Asia. SWM-B has over 85 percent of the cigarette paper market in Brazil and an estimated 70 to 75 percent share of the cigarette paper market in South America. Our principal competitors include European suppliers Delfort Group AG, or Delfort, an Austrian corporation, Miquel y Costas & Miquel S.A., or Miquel y Costas, a Spanish corporation, and Julius Glatz GmbH, an independent German company. The principal competitors of our Indonesian cigarette paper business are PT Surya Zig Zag and PT Bukit Muria Jaya, or PT BMJ, which are owned by Indonesian cigarette production companies and account for 65 to 70 percent of the cigarette paper market in Indonesia. We believe that the bases of cigarette paper competition are price, consistent quality, security of supply, level of technical service and performance requirements of the customer's cigarette-making equipment.

We have developed individually or in conjunction with customers, technologies to address the emerging market for cigarette paper for LIP cigarettes in the United States and Canada. We are currently the leading producer of commercially proven cigarette paper for LIP cigarettes and continue to actively develop the technologies for such products. We formed a "Center of Excellence" platform at our Newberry, South Carolina facility dedicated to the development, production and distribution of cigarette papers for LIP cigarettes. To date, the cigarette papers for LIP cigarettes offered by Schweitzer-Mauduit's competitors, have not achieved broad commercial success.

Plug Wrap Paper—We believe that our U.S. segment has an estimated 75 to 80 percent share of the North American market for plug wrap papers. The remainder of the North American market is shared by 2 competitors: Miquel y Costas and Delfort. Our French businesses hold an estimated 70 to 75 percent of the western European high porosity plug wrap market. Delfort is our principal competitor in that market. Through the Brazilian business' supply of conventional plug wrap papers and the U.S. business' supply of porous plug wrap papers, we have an estimated 65 to 70 percent share of the South American market for plug wrap papers. Miquel y Costas and Delfort are our principal competitors in that market.

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

PdMal holds an estimated 15 to 20 percent market share in western Europe. PdMal's principal European competitors are Tann-Papier, a subsidiary of Trierenberg Holdings, Benkert GmbH and Miquel y Costas. We believe that the bases of competition for perforated tipping paper in Europe are price, perforation technology and consistent quality.

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

LTRI's principal competitors are cigarette companies such as Philip Morris, BAT, Elets, an affiliate of Japan Tobacco Inc. which operates in Russia, and STMA (China), which produce RTL primarily for internal use.

We estimate that approximately 40 percent of reconstituted cigar wrapper and binder used in the U.S. market is produced internally by domestic cigar manufacturers. Our U.S. segment's Ancram mill and Nuway Tobacco, a privately-held cast process manufacturer, produce the balance.

Other Products—We produce papers for lightweight printing and writing, battery separator papers, wrapping paper for drinking straws, filter papers and other specialized papers. We believe that price is the primary basis of competition for drinking straw wrap, printing and writing and filter papers, while consistent quality and customer service are believed to be the primary competitive factors for battery separator paper. We discontinued the sale of the majority of our commercial and industrial papers.

 RAW MATERIALS AND ENERGY

Wood pulp is the primary fiber used in our operations. Our operations consumed 91,000 and 104,000 metric tons of wood pulp in 2008 and 2007, respectively, all of which was purchased. Our operations also use other cellulose fibers, the most significant of which are in the form of flax fiber and tobacco leaf by-products, as the primary raw materials for Cigarette Papers and reconstituted tobacco products, respectively. While tobacco leaf by-products are generally the property of the cigarette manufacturer for whom the reconstitution is contracted, we purchase some tobacco leaf by-products for use in the production of RTL and wrapper and binder products.

Flax straw is purchased and subsequently processed into flax tow at processing facilities in Canada and France. The flax tow is then converted into flax pulp at pulping facilities in the United States and France. Certain specialty papers are manufactured by our operations in France, requiring small amounts of other cellulose fibers, all of which are purchased.

In addition to cellulose fibers, our operations use calcium carbonate as another significant raw material in the production of many of our paper products. Calcium carbonate, or chalk, is used in the production of Cigarette Papers, as well as in certain of our other paper products, to provide desired qualities and characteristics, such as opacity, as well as end-product performance attributes. All of our needs for calcium carbonate are purchased. Our Quimperlé mill in France and Pirahy mill in Brazil have on-site, vendor-operated calcium carbonate plants which supply significant quantities toward the needs of those mills. For the balance of their needs, our mills also purchase calcium carbonate manufactured elsewhere. Our calcium carbonate purchase commitments are discussed in Note 15, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

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

In Brazil, where production of electricity is heavily reliant upon hydroelectric plants, availability of electricity has been affected in the past by rain variations. Our Brazilian business currently has a sufficient supply of energy to continue its current level of operation.

Additional information regarding agreements for the supply of energy is included in Note 15, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

BACKLOG AND SEASONALITY

We have historically experienced a steady flow of orders. Our mills typically receive and ship orders within a 30-day period, except for RTL where orders are generally placed well in advance of delivery. We plan our manufacturing schedules and raw material purchases based on our evaluation of customer forecasts and current market conditions.

The U.S. segment does not calculate or maintain records of order backlogs. Its largest customer Philip Morris USA provides forecasts of future demand, but actual orders for Cigarette Papers are typically placed 2 weeks in advance of shipment.

Our French segment does maintain records of order backlogs. For Cigarette Papers, the order backlog was approximately $33 million and $37 million on December 31, 2008 and 2007, respectively. This represented approximately 43 and 50 days of Cigarette Paper sales for the French segment in 2008 and 2007, respectively. LTRI's RTL business operates under a number of annual supply agreements. The order backlog for RTL was approximately $147 million and $98 million on December 31, 2008 and 2007, respectively.

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

RESEARCH AND DEVELOPMENT

We employ approximately 50 research personnel in research and laboratory facilities in Spay, France, Santanésia, Brazil, San Pedro, Philippines and Alpharetta, Georgia. We are dedicated to developing Cigarette Papers, reconstituted tobacco and non-tobacco paper product innovations and improvements to meet the needs of individual customers. The development of new components for tobacco products and the development of new non-tobacco paper products are the primary focuses of these research and development functions, including several development projects for our major customers. We expensed $8.3 million in 2008, $8.0 million in 2007 and $7.3 million in 2006 on research and development. We believe that our research and product development capabilities are unsurpassed in the industry and have played an important role in establishing our reputation for high quality, superior products.

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

PATENTS AND TRADEMARKS

As of December 31, 2008, we owned 137 patents and had pending 65 patent applications covering a variety of Cigarette Papers, RTL and cigar wrapper and binder products and processes in the United States, western Europe and several other countries. We believe that such patents, together with our papermaking expertise and technical sales support, have been instrumental in establishing us as the leading worldwide supplier of Cigarette Papers, RTL and reconstituted wrapper and binder made by the papermaking process. Patents have played a central role in establishing us as the world's leading independent producer of papers used for LIP cigarettes.

Management believes that our "ALGINEX™" water based technology trademark for use in banded papers for the production of LIP cigarettes, "POROWRAP®" trademark for highly porous plug wrap paper, the "PDM" and "SWM" logos and the "JOB PAPIER A CIGARETTES", "PAPETERIES DE MAUDUIT" and "SCHWEITZER" trade names also have been important contributors to the marketing of our products.

EMPLOYEES

As of December 31, 2008, we had 3,190 regular, full-time, active employees of whom 388 hourly employees and 210 salaried employees were located in the United States and Canada, 1,011 hourly employees and 611 salaried employees were located in France, 179 hourly and 66 salaried employees were located in the Philippines, 130 hourly employees and 54 salaried employees were located in Indonesia and 476 hourly employees and 65 salaried employees were located in Brazil.

North American Operations—Hourly employees at the Spotswood, New Jersey, and Ancram, New York mills are represented by locals of the United Steel Workers Union. The collective bargaining agreement at our Spotswood mill is a 3-year agreement which is effective through July 28, 2010. A new 3-year collective bargaining agreement was ratified at our Ancram mill on, December 15, 2008, which is effective through September 30, 2011. As part of the new agreement, benefits related to the defined benefit pension plan for hourly employees at the Ancram Mill were frozen as of December 31, 2008. We believe employee and union relations continue to be positive at the Spotswood, and Ancram mills.

The fiber operations of our Canadian subsidiary and our Newberry, South Carolina facility are non-union. We believe that employee relations are positive.

French Operations—Hourly employees at our Quimperlé, Malaucène, Saint-Girons and Spay, France mills are union represented. Our Quimperlé and Malaucène mills are operating pursuant to an employment agreement that expired effective December 31, 2008. Our Spay mill collective bargaining agreement expired February 28, 2009. Negotiations are being held at these locations regarding compensation issues. The collective bargaining agreement at our Saint-Girons mill is effective through June 5, 2009. We believe our employee relations are positive and comparable to similar French manufacturing operations.

Employees of our Philippine operations are non-union. We believe that employee relations are positive.

Our mill in Medan, Indonesia is operating pursuant to a collective bargaining agreement that is effective through April 30, 2009. We believe that employee relations are positive.

Brazilian Operations—Hourly employees at the Pirahy mill are represented by a union. The 1-year collective bargaining agreement at SWM-B was renewed through May 31, 2009. We believe that employee relations are positive and comparable to similar Brazilian manufacturing operations.

ENVIRONMENTAL MATTERS

Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada were $0.3 million in 2008 and are expected to total less than $1 million in each of 2009 and 2010, of which no material amounts were or are expected to be the result of environmental fines or settlements. These expenditures are not expected to have a material adverse effect on our financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in our plans, changes in legal requirements or other factors.

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

EXECUTIVE OFFICERS

The names and ages of the executive officers as of February 27, 2009, together with certain biographical information, are as follows:

Name	Age	Position
Frédéric P. Villoutreix	44	Chairman of the Board and Chief Executive Officer
Otto R. Herbst	49	Chief Operating Officer
Michel Fievez	51	President—European Operations
Wilfred A. Martinez	55	President—the Americas
Peter J. Thompson	46	Treasurer, Chief Financial and Strategic Planning Officer
John W. Rumely, Jr.	55	General Counsel and Secretary
Mark A. Spears	46	Controller

There are no family relationships between any of the directors, or any of our executive officers. None of our officers were selected pursuant to any arrangement or understanding between the officer and any person other than the Company. Our executive officers serve at the discretion of the Board of Directors and are elected annually by the Board.

Frédéric P. Villoutreix was elected Chairman of the Board and Chief Executive Officer effective January 1, 2009. Mr. Villoutreix joined the Company on December 7, 2005, was elected Chief Operating Officer on February 1, 2006, and served as interim President, French Operations from December 2006 to June 2007. Mr. Villoutreix joined us in December 2005 from Compagnie de Saint-Gobain, a leading French multi-national manufacturer of engineered materials and products, where he worked since 1990. From 2001 to 2005, Mr. Villoutreix held key manufacturing positions in Europe and the United States with Saint-Gobain, including General Manager, World Construction Products and Stone, Luxemburg and Vice President, Abrasives Europe and Coated Abrasives World with 33 operating locations.

Otto R. Herbst became Chief Operating Officer effective January 1, 2009. Previously, Mr. Herbst was President of the Americas beginning in August 2006 with responsibility for the U.S. and Brazilian business units. Mr. Herbst served as our President—Brazilian Operations from April 1999 to July 2006. Prior to April 1999, he served as General Manager for New Business and Services from 1997 through March 1999 for Interprint, a manufacturer of security documents, telephone cards and business forms. From 1990 through 1997, Mr. Herbst served as Director of Agaprint, a manufacturer of packaging materials, business forms, commercial printing papers, personalized documents and envelopes.

Michel Fievez has served as our President—French Operations since June 2007. From 2003 to May 2007, Mr. Fievez served as General Manager One Side Coated Papers and then Vice President and General Manager Packaging, Metalizing and Office and Graphic with Ahlstrom Corporation. From 1998 to 2003, he held key manufacturing positions, including Managing Director, with Chesapeake Display and Packaging in Europe, and from 1994 to 1998, held the position of Vice President Manufacturing and Technology with Mead Packaging Europe.

Wilfred A. Martinez replaced Otto R. Herbst as President, the Americas, on January 1, 2009. Mr. Martinez previously served as Corporate Executive Vice President and Strategy Officer, President, International Division and Senior Vice President, Worldwide Operations from 1996 to 2008 with Laticrete International, Inc., a world leader of tile and stone installation systems. From 1995 to 1996, he was General Manager, Monolithic Refractories, for Harbison-Walker Refractories, Inc., a leading global manufacturer of high temperature refractory products, and from 1979 to 1995 he served as Vice-President, International Operations, Vice-President, Technology and Director, Research and Development for Minteq International, Inc., a technology based multi-national sales and manufacturing refractory company.

Peter J. Thompson became Treasurer, Chief Financial and Strategic Planning Officer on January 21, 2009. He served as Vice-President—Strategic Planning since August 2008. From August 2006 to August 2008, Mr. Thompson was our Chief Financial Officer and Treasurer. Mr. Thompson served as our President—U.S. Operations from 1998 to July 2006. During 1998, Mr. Thompson was Director—Sales and Marketing for the U.S. Operations. Mr. Thompson joined us in 1997 as a Marketing Manager in the U.S. Operations. Prior to joining us, he was employed by Tape, Inc. from 1995 to 1997, where he held several senior management positions in marketing, sales and finance. Mr. Thompson was employed by Kimberly-Clark from 1984 to 1995 in a variety of financial positions.

John W. Rumely, Jr. has served as our General Counsel and Secretary since January 2000. From March 1998 through December 1999, he served as Associate General Counsel. From May 1989 through February 1998, Mr. Rumely was Assistant General Counsel of Alumax Inc., an international integrated producer of aluminum products that was subsequently acquired by Alcoa Inc.

Mark A. Spears became our Controller in March 2008. Mr. Spears joined the Company in 1995 as Corporate Reporting Manager and subsequently served in progressive roles in the Controller department including Director of Corporate Reporting and Assistant Controller. Prior to joining Schweitzer-Mauduit, Mr. Spears was an audit manager with Coopers and Lybrand LLP (now PricewaterhouseCoopers) from 1984 to 1995.

Item 1A.    Risk Factors

Factors That May Affect Future Results

Many factors outside of our control could impact future financial results. While not an exhaustive list, the following important factors could cause our actual results for 2009 and beyond to differ materially from those expressed in any forward-looking statements we have made.

International Business Risks

We have manufacturing facilities in 6 countries spread across 4 hemispheres and we market and sell products in over 90 countries, many of which are third-world markets. Both our manufacturing operations and our sales, depending on their location, are subject to 1 or more of the following international business risks, including unsettled political and economic conditions; expropriation; import and export tariffs; regulatory controls and restrictions; monetary exchange controls; inflationary and deflationary economies; changes in currency value; changes in business and income tax regulations and risks related to restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries.

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

Market Risk

As a multinational entity, we are exposed to changes in foreign currency exchange rates, interest rates and commodity prices. We utilize a variety of practices to manage these market risks, including operating and financing activities and, where considered appropriate, derivative instruments. We use derivative instruments only for risk management purposes and not for trading or speculation. All derivative instruments we use are either exchange traded or are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. Similarly, we are exposed to global as well as regional macro economic and micro economic factors, which can affect demand and pricing for our products.

Foreign Currency Risk

Changes in foreign currency exchange rates may have an impact on our operating profit. Since we transact business in many countries, some of our sale and purchase transactions are denominated in a currency other than the local currency of our operations. As a result, changes in exchange rates between the currencies in which the transaction is denominated versus the local currency of our operation into which the transaction is being recorded can impact the amount of local currency recorded for such transaction. This can result in more or less local currency revenue or cost related to such transaction and thus have an effect on our operating profit. Currency transaction risk is mitigated partially in France since some of the revenue and expense transactions of our French subsidiaries are denominated in U.S. dollars, providing a degree of natural hedging. Our Brazilian operations are more fully exposed to currency transaction risk.

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

We utilize forward and swap contracts and, to a lesser extent, option contracts to selectively hedge our exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with money center banks, insurance companies or government agencies, collectively known as counterparties. Usually, these contracts extend for no more than 12 months. We expect to continue to apply forward currency hedging in our Brazilian operations through 2009. As of December 31, 2008, a 10 percent unfavorable change in the exchange rate of our functional currencies and those of our subsidiaries against the prevailing market rates of non-local currencies involving our transactional exposures would have resulted in a net pre-tax loss of approximately $0.3 million. These hypothetical gains or losses on foreign currency contracts and transactional exposures are defined as the difference between the contract rates and the hypothetical exchange rates. While we believe the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates could be material to our results of operations, we reduce this risk by selectively hedging our exposure when it is practical and economical to do so.

In addition to currency transaction risks, we are also exposed to currency translation risk. Since the financial results of our foreign subsidiaries are determined in the local currency of each foreign subsidiary, these financial results are translated into U.S. dollars on a monthly basis to determine our consolidated financial results. A weakening of the U.S. dollar versus the local currency of the foreign subsidiary will have a favorable currency translation impact when positive financial results of that foreign subsidiary are translated to U.S. dollars. Our foreign currency translation effects typically offset to a significant degree the foreign currency transaction impacts in our operating results.

Interest Rate Risk

We hold a combination of variable- and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable rate long-term debt when it is practical and economical to do so. We utilize various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. We utilize variable-to-fixed interest rate swap agreements, typically with contractual terms no longer than 24 months. Our strategy to manage exposure to interest rate changes did not change during 2008, and we do not expect any significant changes in our exposure to interest rate changes or in how such exposure is managed in the near future. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in fair market value of fixed-rate debt due to differences between current market interest rates and the rates governing these instruments. With respect to our fixed-rate debt outstanding at December 31, 2008, a 10 percent change in interest rates would not result in a material change in the fair market value of such debt and with respect to our variable-rate debt outstanding at December 31, 2008, a 10 percent change in interest rates would result in a $0.7 million impact to our future annual pre-tax earnings.

Commodity Price Risk

We are subject to commodity price risks, the most significant of which relates to the price of wood pulp, which is our largest single component of raw material cost. The per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. During the period from January 2006 through December 2008, the U.S. list price of northern bleached softwood kraft pulp, or NBSK, a representative pulp grade that we use, ranged from a low of $655 per metric ton in January 2006 to a high of $885 per metric ton in August 2008. We normally maintain approximately 30 to 60 days of inventories to support our operations. As a result, there is a lag in the impact of changes in the per ton list price of wood pulp on our cost of products sold. Selling prices of our paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, we have been able to increase our selling prices in response to increased per ton wood pulp costs and have generally reduced our selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact our earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. We have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10 percent change in per ton wood pulp prices would impact our future annual pre-tax earnings by approximately $7 million, assuming no compensating change in our selling prices. We believe that, while our exposure to commodity price risk is material to our results of operations, our customers understand such risk and over time changes in the price of wood pulp are typically reflected in selling prices.

Energy Supply and Cost Volatility

In France and in the United States, availability of energy is generally not expected to be an issue, although prices can fluctuate significantly based on variations in demand. In Brazil, where that country's production of electricity is heavily reliant upon hydroelectric plants, availability of electricity has been affected in the past by rain variations. Our Brazilian business currently has a sufficient supply of energy to continue its current level of operation.

Due to the competitive pricing in the markets for most of our products, we are typically unable to fully pass through higher energy costs to our customers. With respect to our purchased energy price risk, a hypothetical 10 percent change in per unit prices would impact our future annual pre-tax earnings by approximately $10 million, assuming no compensating change in our selling prices.

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

Seasonality

Sales of our products in the United States and Brazil are subject to seasonal fluctuations. In the United States, customer shutdowns typically occur in July and December and historically have resulted in reduced net sales and operating profit during those 2 months. Additionally, the U.S. mills shut down equipment to perform additional maintenance during these months, resulting in higher product costs and reduced operating profit. In Brazil, customer orders are typically lower in December due to a holiday season during much of January and February.

Environmental Matters

We are subject to federal, state, local and foreign environmental protection laws and regulations with respect to the environmental impact of air, water and other emissions from our mills as well as the disposal of solid waste generated by our operations. We believe we are operating in compliance with, or are taking action aimed at ensuring compliance with, such laws and regulations. While we have incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with these laws and regulations, such costs are not expected to materially affect our business or results of operations. However, there can be no assurance that a material adverse effect on our financial statements will not occur at some future time as a result of environmental matters. Additional information concerning environmental matters is disclosed in Note 15, Commitments and Contingencies, of the Notes to Consolidated Financial Statements and in Part I, Item 3 "Legal Proceedings—Environmental Matters."

Legal Proceedings

Information concerning legal proceedings is disclosed in Note 15, Commitments and Contingencies, of the Notes to Consolidated Financial Statements and in Part I, Item 3 "Legal Proceedings." In addition, we are involved in legal actions and claims arising in the ordinary course of business. Litigation is subject to many uncertainties and, while it is not possible to predict the outcome of the litigation pending against us, management believes that such actions and claims will be resolved without a material adverse effect on our financial statements.

Reliance on Significant Customers

Most of our customers are manufacturers of tobacco products located in more than 90 countries around the world. Due to consolidation among cigarette manufacturers, our customers' negotiating leverage is increasing. Five such customers have accounted for a significant portion of our net sales in 2008, and the loss of one or more of these customers, or a significant reduction in their purchases, could have a material adverse effect on our results of operations. During periods of excess supply in our industry, a significant loss of business is an increased risk. On March 28, 2008, our largest customer, Philip Morris, a subsidiary of Altria Group, completed a restructuring which separated its domestic and international cigarette businesses between Philip Morris USA and Philip Morris International Inc.

We periodically enter into agreements with significant customers under which we are obligated to supply certain products at fixed prices. Due to our fixed selling prices under these agreements, increases in input costs such as energy and wood pulp could have an adverse effect on our results of operations.

Credit Availability

Severe disruption in worldwide credit markets could limit our access to available credit. To operate our business and continue to fund our capital resource needs, we supplement operating cash flow with bank borrowings. Our Credit Agreement is with a syndicate of banks led by Societe Generale Group. We have been able to access these funds when needed; however, continued deterioration of credit markets could have an adverse impact on our banks' ability to fund our borrowings. Constraints on the availability of credit, or of credit at reasonable interest rates, could adversely impact our ability to execute strategic initiatives that could provide future benefits to the Company and/or delay other capital intensive projects.

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

U.S. healthcare legislation, the U.S. State Children's Health Insurance Program, known as SCHIP legislation, which was passed into law in January 2009, will significantly raise federal excise taxes on all tobacco products. Our sales volumes of cigarette papers and cigar wrapper and binder products could be negatively impacted by increased federal excise taxes.

In each of the years 2006 through 2008, approximately 90 percent of our net sales were from products used by the tobacco industry in the making and packaging of cigarettes or other tobacco products. We are unable to predict the effects that the above-described legal and governmental actions might have on our results of operations and financial condition.

Restructuring Activities

We began restructuring activities in 2006 and 2007 in France and the United States and during 2007 in Brazil that have become part of an overall effort to improve an imbalance between demand for our products and our paper production capacity as well as improve our profitability and the quality of our products. Restructuring of our existing operations involves issues that are complex, time-consuming and expensive and could significantly disrupt our business.

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

Single Site Production Facility.

Sales of reconstituted tobacco leaf products represent a substantial portion of our revenues. We presently produce reconstituted tobacco leaf at only one facility located in France. Although reasonable measures have been taken to minimize the risk of a casualty event at this facility, its loss or the interruption of operations for a significant length of time could have a material adverse effect on our business.

Sensitivity of Demand for Our Products

Demand for our products is sensitive to prices charged for cigarettes and tobacco-related products and the level of disposable income available to consumers. Poor credit and economic conditions could, if protracted, adversely impact our customers' demand for our products. World-wide, governments may seek to increase tobacco-related taxes to offset declining revenue from other tax sources. Also, lower levels of income among smokers, especially in developing countries, could decrease demand.

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

As of December 31, 2008, we operated 11 production facilities (which include 4 fiber pulping operations) on 4 continents.

We have approximately 142,000 metric tons of annual paper production capacity and approximately 80,000 metric tons of annual reconstituted tobacco products production capacity, dependent upon the production mix. Paper production capacity has declined from our 2007 levels due to restructuring activities. Capacity utilization decreased in 2008 to 88 percent for paper products and increased to 100 percent for reconstituted tobacco products compared with 90 percent and 80 percent, respectively, in 2007. We also operate flax fiber processing operations in France and Canada. We own each of these facilities and the associated operating equipment except for a flax tow storage facility in Winkler, Manitoba, which is leased.

We maintain administrative and sales offices in Alpharetta, Georgia, in Quimperlé and Spay, France, in Shanghai, China, in Piraí and Rio de Janeiro, Brazil, in Madrid, Spain, in San Pedro, Philippines, in Medan, Indonesia and in Moscow, Russia. Our world headquarters are also located in Alpharetta. All of these offices are owned except for those located in Alpharetta, Shanghai, Rio de Janeiro, Madrid and Moscow.

We consider all of our facilities to be well-maintained, suitable for conducting our operations and business, and adequately insured.

The following are locations of our principal production facilities, all of which are owned as of December 31, 2008:

French Segment	U.S. Segment	Brazil Segment
Production Locations	Production Locations	Production Locations
Papeteries de Mauduit Mill	Spotswood Mill	Pirahy Mill
Quimperlé, France	Spotswood, New Jersey	Piraí, Brazil
Papeteries de Malaucène Mill	Ancram Mill
Malaucène, France	Ancram, New York
Papeteries de Saint-Girons Mill	Newberry Operation
Saint-Girons, France	Newberry, South Carolina
LTR Industries Mill	Fiber Operation
Spay, France	Manitoba, Canada
PDM Philippines Industries
San Pedro, Philippines
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

SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, since the final resolution involves presentation of the matter to the Supreme Court of Brazil, it is not likely to be finally resolved in the near future. Based on the foreign currency exchange rate at December 31, 2008, the Assessment totaled approximately $20 to $21 million as of December 31, 2008, of which approximately $10 million is covered by the above-discussed indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

In February 2004, SWM-B filed suit against the State of Rio de Janeiro in the 11th Court of Public sitting in Rio de Janeiro, case number 2004.001.022063-6, to recover ICMS credits previously reversed in 2000 following receipt of the Assessment. After the Assessment was filed against us, SWM-B changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of having received favorable lower court rulings to the Assessment, SWM-B petitioned the court for permission to offset overpaid ICMS taxes against current tax liabilities. The amount of the claim totals approximately $2 million, based on the foreign currency exchange rate at December 31, 2008. In August 2006, SWM-B filed an interlocutory appeal, which has not yet been ruled upon. As of December 31, 2008, no asset has been recorded for this potential recovery.

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

Indemnification Matters

In connection with our spin-off from Kimberly-Clark in 1995, we undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to us that were not identified as excluded liabilities in the related agreements. As of December 31, 2008, there are no material claims pending under this indemnification.

Environmental Matters

We believe that our future cost of compliance with environmental laws, regulations and ordinances and our exposure to liability for environmental claims and our obligation to participate in the remediation and monitoring of certain hazardous waste disposal sites will not have a material adverse effect on our financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by us (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on our financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable. There were no matters submitted to a vote of our security holders during the fourth quarter of 2008.

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since November 30, 1995, our common stock, $0.10 par value, or Common Stock, has been listed on the New York Stock Exchange, trading under the symbol "SWM." On February 27, 2009, our stock closed at $15.20 per share.

The table below presents the high, low and close sales prices of our Common Stock on the New York Stock Exchange—Composite Transactions reporting system for the periods indicated.

	High	Low	Close
2009
First Quarter (through February 27, 2009)	$23.22	$14.95	$15.20
	High	Low	Close
2008
Fourth Quarter	$20.53	$13.08	$20.02
Third Quarter	21.63	14.83	18.99
Second Quarter	24.50	16.22	16.85
First Quarter	26.55	21.81	23.14
	High	Low	Close
2007
Fourth Quarter	$28.76	$23.59	$25.91
Third Quarter	31.74	20.57	23.30
Second Quarter	31.92	25.65	31.00
First Quarter	27.13	22.85	24.85

Performance Graph

The following graph compares the total cumulative stockholder return on our Common Stock during the period from December 31, 2003 through December 31, 2008, with the comparable cumulative total returns of the Dow Jones Wilshire 5000 Index and a self-constructed peer group which reflects, but is not exactly comparable to, the Dow Jones Paper Products Index. Due to consolidation within our industry, we have selected the following companies as a new peer group, or New Peer Group, in 2008: Neenah Paper Inc., P.H. Glatfelter Co., Wausau-Mosinee Paper Corp., and Buckeye Technologies Inc. Prior to 2008, our previous peer group, Old Peer Group, consisted of Abitibi Bowater Inc., Domtar Inc., International Paper Co., P.H. Glatfelter Co. and Wausau-Mosinee Paper Corp.

The graph assumes that the value of the investments in the Common Stock and each index were $100 on December 31, 2003 and that all dividends were reinvested. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Holders

As of February 27, 2009, there were 3,096 stockholders of record.

Dividends

We have declared and paid cash dividends of $0.15 per share of our Common Stock every fiscal quarter since the second quarter of 1996. We currently expect to continue this level of quarterly dividend. Our Credit Agreement covenants require that we maintain certain financial ratios, as disclosed in Note 10, Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information, as of December 31, 2008, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in the first column)
Equity Compensation Plans approved by stockholders:
Equity Participation Plan(1)	803,635	$26.84	—
Outside Directors Stock Plan(2)	N/A	N/A	74,710
Restricted Stock Plan(3)	N/A	N/A	628,019

Total approved by stockholders	N/A	N/A	702,729
Equity Compensation Plans not approved by stockholders:	—	—	—

Grand Total	N/A	N/A	702,729

  N/A—Not applicable.

  (1)
  The Equity Participation Plan is described in Note 14, Stockholders' Equity, of the Notes to Consolidated Financial Statements appearing in Part II, Item 8 herein.

  (2)
  The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to our outside Directors for payment of their retainer fees quarterly in advance. Director's retainer fees in 2008 were $11,750 quarterly which are payable in our Common Stock. The number of shares issued each quarter is determined based on the then fair market value of the shares, which is determined in accordance with the plan as closing price on the date one day prior to the date of distribution. Certain Directors have elected to defer receipt of quarterly retainer fees under the terms of our Deferred Compensation Plan for Non-Employee Directors, resulting in an accumulation of stock unit credits. The Director has the option, upon retirement or earlier termination from the Board of Directors, to have these stock unit credits distributed in the form of our Common Stock or cash. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as Common Stock, although declared dividends create additional stock unit credits. As of December 31, 2008, deferred retainer fees have resulted in 28,462 accumulated stock unit credits, excluding credited dividends (31,773 accumulated stock unit credits including credited dividends).

  (3)
  The Restricted Stock Plan is described in Note 14, Stockholders' Equity, of the Notes to Consolidated Financial Statements appearing in Part II, Item 8 herein. Shares awarded under the terms of this plan are both subject to forfeiture and cannot be sold or otherwise transferred until fully vested or such restrictions are otherwise lifted. Such shares are deemed by us to be issued and outstanding and are subject to all other financial interests, including our declared dividends. As of December 31, 2008, 260,218 shares issued under this plan remained restricted.

Recent Sales of Unregistered Securities

We had no unregistered sales of equity securities during the fiscal year ended December 31, 2008.

Repurchases of Equity Securities

The following table indicates the number of shares and amount of our Common Stock repurchased during 2008 and the remaining number of shares and amount of share repurchases currently authorized by our Board of Directors as of December 31, 2008:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased As Part of Publicly Announced Programs		Maximum Amount Of Shares that May Yet be Repurchased Under the Program
			(# shares)	($ in millions)	($ in millions)
First Quarter	48,900	$24.51	48,900	$1.2
Second Quarter	—	—	—	—
Third Quarter	—	—	—	—
October	272,809	15.32	272,809	4.2
November	66,600	14.37	66,600	0.9
December	—	—	—	—

Fourth Quarter	339,409	15.13	339,409	5.1

Full Year 2008	388,309	$16.31	388,309	$6.3	$20.0	*

  *
  On December 4, 2008, our Board of Directors authorized the repurchase of shares of our Common Stock during the period January 1, 2009 to December 31, 2010 in an amount not to exceed $20.0 million.

We have used corporate 10b5-1 plans so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. Future Common Stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and the consolidated financial statements and related notes within this Annual Report on Form 10-K. All dollar amounts are in millions except per share amounts, statistical data and ratios.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Results of Operations
Net Sales	$767.9	$714.8	$655.2	$669.8	$657.5
Cost of products sold	664.7	606.7	571.1	572.5	535.4
Gross Profit	103.2	108.1	84.1	97.3	122.1
Nonmanufacturing expenses	64.2	66.2	57.7	58.0	64.4
Restructuring & impairment expense(1)	22.1	24.0	21.1	—	—
Operating Profit(1)	16.9	17.9	5.3	39.3	57.7
Net Income (Loss)(1)	0.7	3.4	(0.8)	19.4	36.4
Net Income (Loss) Per Share:
Basic(1)	$0.05	$0.22	$(0.05)	$1.28	$2.45
Diluted(1)	$0.04	$0.22	$(0.05)	$1.26	$2.36
Cash Dividends Declared and Paid Per Share	$0.60	$0.60	$0.60	$0.60	$0.60
Earnings before interest, taxes, depreciation and amortization(2)	$51.1	$51.0	$36.9	$73.9	$90.0
Percent of Net Sales
Gross Profit	13.4%	15.1%	12.8%	14.5%	18.6%
Nonmanufacturing expenses	8.4%	9.3%	8.8%	8.7%	9.8%
Financial Position
Capital spending	$35.3	$47.7	$9.6	$18.8	$46.7
Depreciation	41.0	39.9	40.7	35.9	32.4
Total Assets	728.7	775.0	697.1	691.3	717.6
Total Debt	179.8	100.9	97.3	113.7	113.9
Total debt to capital ratio	39.3%	21.5%	23.4%	27.1%	27.1%

(1)
2008, 2007 and 2006 operating profit included $22.1 million, $24.0 million and $21.1 million, respectively, for pre-tax restructuring and impairment charges incurred in the United States, France and Brazil. These restructuring charges reduced 2008, 2007 and 2006 net income by $14.5 million, or $0.93 per share, $15.5 million, or $0.98 per share and $13.7 million, or $0.88 per share, respectively.

(2)
Earnings before interest, taxes, depreciation and amortization is a non-GAAP financial measure that is calculated by adding interest expense, income tax provision, minority interest in earnings of subsidiaries, depreciation and amortization expense to net income. Reconciliations to net income for the years ended December 31 are as follows (dollars in millions):

	2008	2007	2006	2005	2004
Net Income (Loss)	$0.7	$3.4	$(0.8)	$19.4	$36.4
Plus: Interest expense	10.5	5.9	5.5	6.2	3.7
Plus: Tax provision (benefit)	(1.9)	0.5	(4.2)	10.4	12.1
Plus: Depreciation and amortization	47.4	39.2	38.2	39.5	36.5
Less: Amortization of deferred revenue	(5.8)	(6.0)	(5.9)	(7.4)	(5.7)
Plus: Minority interest in earnings of subsidiaries	0.2	8.0	4.1	5.8	7.0

Earnings for interest, taxes, depreciation and amortization	$51.1	$51.0	$36.9	$73.9	$90.0

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

  •
  Liquidity and Capital Resources

  •
  Other Factors Affecting Liquidity and Capital Resources

  •
  Outlook

  •
  Forward-Looking Statements

Chief Executive Officer's Summary

2008 Financial Results

The Company's 2008 net sales totaled $767.9 million, a 7.4 percent increase compared to 2007. The increase was the result of higher average selling prices, from an improved sales mix and changes in currency rates.

Compared to 2007, sales volumes declined 1.2 percent due to closure of the Lee, Massachusetts mills and our exiting the coated papers business in Brazil by mid year. In the French segment, volumes increased 8.8 percent due to higher sales of reconstituted tobacco leaf products. Sales volumes of cigarette paper for lower ignition propensity, or LIP, cigarettes also increased in the U.S. during 2008.

Restructuring and impairment expenses were $22.1 million in 2008 compared with $24.0 million in 2007. The 2008 expenses mostly related to French paper group asset impairments of $13.5 million recorded in the fourth quarter given continuing losses. The announced restructuring actions, which have been substantially completed, will benefit annual pre-tax earnings by approximately $25 million.

Operating profit excluding restructuring and impairment expenses was $39.0 million for the year compared with $41.9 million in 2007. The decline in operating profit was attributable to higher inflationary costs and to the difficult start-up in early 2008 of a rebuilt paper machine at our Papeteries de Mauduit mill, or PdM, in France.

After a difficult first quarter of 2008, earnings excluding restructuring and impairment expenses gradually improved over the course of the year. Net income for 2008 was $0.7 million, down from $3.4 million in

2007. Excluding restructuring and impairment expenses, diluted earnings per share would have been $0.97 compared to $1.20 in 2007.

Looking Ahead

We are encouraged by the future of our Company. Our goal to reduce costs and increase sales includes revitalizing our strongest base paper operations while aggressively growing our high-value products, LIP papers and reconstituted tobacco leaf products. The January 2008 purchase of the minority interest in LTR Industries gives us sole ownership of that reconstituted tobacco leaf business. Growth in reconstituted tobacco leaf products and LIP papers is expected to continue during 2009.

Operational performance has improved on the rebuilt PdM paper machine. Our Brazilian operation improved to a slight operating profit during the fourth quarter of 2008 as a result of a better currency situation as well as the benefits of restructuring and pricing actions. This location is expected to generate an improvement in operating profit during 2009.

We have completed global customer negotiations and achieved results in line with our expectations and goals for 2009. After a longer than expected period of customer qualifications, we are gaining sales volume at our joint venture in China and expect to narrow losses progressively through 2009. Finally, inflationary cost increases are expected to moderate given world-wide recessionary impacts. Lower purchased wood pulp costs already provided a benefit to earnings during the fourth quarter.

We will pursue the necessary restructuring of our operations to balance our capacity for traditional paper products in France and the U.S. to available demand and further reduce costs. In 2009, plans to improve productivity and mill efficiencies will be expanded with a focus on operating excellence.

The year ahead will be decisive. The global economic environment is difficult. Even though our industry is one that historically has been less reactive to economic fluctuation, we are not immune. However, the on-going transformation of Schweitzer-Mauduit puts us in a better position to meet these challenges.

We are acutely focused on executing with a sense of urgency across the company. We expect our per share earnings in 2009 excluding restructuring and impairment expenses to improve over 2008 levels.

Recent Developments

Price Increases

During 2008, we completed substantial price negotiations. These price increases were necessary to partially recover significant acceleration in costs due to higher purchase prices for wood pulp, energy, chemicals and transportation along with the negative earnings impact of foreign currency changes.

Operational Changes—Brazil

On July 1, 2008, we announced the exit of the coated papers business in the Brazilian market and a resulting decrease of approximately 100 employees, or 16 percent, of the current workforce in Brazil, both effective immediately. Our Brazilian coated papers business had experienced increased inflationary cost pressures that we were not able to offset with selling price increases. Due to the devaluation of the U.S. dollar against the Brazilian real, lower cost imported coated papers gained a substantial share of the local market. As a result of these factors, we decided to exit the coated papers business in Brazil and to concentrate on our core tobacco-related fine papers business. These actions resulted in $1.9 million of asset impairment charges in the second quarter of 2008 and $1.4 million of severance and other employee related costs in the third quarter of 2008.

Management continues to evaluate how to optimize the efficiency and cost competitiveness of our worldwide production facilities as demand for our products continues to undergo volume and geographic changes.

Lower Ignition Propensity Cigarette Papers

Based upon the states that have passed LIP regulations, demand for these products is expected to grow from the current level of approximately 44 percent of North American cigarette consumption to approximately 84 percent by early 2010. Additionally, jurisdictions representing essentially all of North American consumption have either passed or proposed LIP regulations, and several cigarette producers have announced voluntary national distribution of this technology, supporting the likelihood that LIP cigarettes will be sold nationwide in the United States by late 2009 or early 2010. As a result, we expect to realize continued growth in demand for cigarette paper used in LIP cigarettes, which we expect will continue to benefit our U.S. business unit's results.

International LIP efforts continue, especially in the European Union, or EU. In late 2007, the EU's 27 member states approved its Product Safety Commission to mandate the CEN (Standardization European Committee) to define standards for reduced ignition propensity for cigarettes. In June 2008, the CEN received this mandate as planned, which directed it to develop an ignition propensity standard for use in the EU, with possible implementation of the legislation by 2012. In November 2008, Finland approved legislation effective April 2010 requiring that all the cigarettes sold in Finland comply with the ignition propensity standard in use in the U.S., Canada and Australia. Australia has enacted LIP legislation with an effective date of March 2010. These actions indicate that it is increasingly likely that LIP cigarette regulations outside of North America will become effective in the next 2 to 4 years, thus increasing demand for cigarette paper used in these cigarettes.

These legislative developments involving LIP cigarettes are positive for us given the current level of commercial acceptance of our Alginex™ banded papers and our ability to provide 1 or more commercially proven alternative solutions to cigarette manufacturers in addressing LIP requirements.

China Joint Venture

The construction of a new state-of-the-art paper mill by our joint venture with the China National Tobacco Corporation to produce tobacco-related papers in China was completed during the second quarter of 2008 and the mill is currently operational. Sales of locally produced paper began in October 2008.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported and disclosure of contingencies. Changes in these estimates could have a significant impact on our results of operations, financial position, or cash flows. We discussed with the Audit Committee of the Board of Directors the estimates and judgments made for each of the following items and our accounting for and presentation of these items in the accompanying financial statements:

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

We record and maintain income tax valuation allowances to reduce deferred tax assets to an amount we estimate will be realizable more likely than not in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, "Accounting for Income Taxes." We have available net operating loss carryforwards, or NOLs, alternative minimum tax credit carryforwards and other various tax credits in the jurisdictions in which we operate, for which we have recorded deferred tax assets totaling $74.2 million as of December 31, 2008. Certain of these potential future benefits are not expected to be utilized prior to their expiration. As a result, at December 31, 2008, we have $5.8 million of valuation allowances against certain of the deferred tax assets, as follows (dollars in millions):

	Total Asset	Valuation Allowance	Net Asset
Net operating loss carryforwards	$69.3	$(4.0)	$65.3
Foreign tax credit, federal research and U.S. states tax credit carryforwards	2.2	(1.8)	0.4
Federal AMT credit carryforwards	2.7	—	2.7

	$74.2	$(5.8)	$68.4

Expiration periods vary for our NOLs depending on the tax laws governing the jurisdiction where the NOL was generated. Under current tax laws, remaining NOLs in France and Brazil carry forward indefinitely, and NOLs in the Philippines and Spain expire in 3 years and 15 years, respectively, subsequent to the year generated. Valuation allowances related to NOLs in Spain totaled $4.0 million as of December 31, 2008, fully reserving the related deferred tax asset in Spain, since we believe that it is reasonably likely that we will not generate taxable income in Spain prior to the expiration of these NOLs, as SM-Spain only functions as our primary foreign investment holding company. The remaining NOLs at December 31, 2008, in Spain will fully expire in 2023 if not utilized against taxable income in Spain. We expect sufficient future taxable income in the Philippines to fully utilize the Philippine NOL carryforward deferred tax asset of $0.7 million and have not recorded a related valuation allowance as of December 31, 2008. We also expect sufficient future taxable income in France and Brazil to fully utilize the respective French and Brazilian NOL carryforward deferred tax assets of $55.2 million and $9.4 million, respectively. However, operating losses have been incurred in recent periods in Brazil and France as a result of lower operating earnings together with substantial restructuring expenses incurred. The Company's assumptions, judgments and estimates relative to the valuation of these net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount and category of future taxable income and tax planning strategies. Actual future operating results and the underlying amount and category of income in future periods could differ from the Company's current assumptions, judgments and estimates. Although realization is not assured, the Company believes it is more likely than not that these net deferred tax assets at December 31, 2008, will be realized. The operating losses in Brazil and the Company's paper operations in France could result in recording a valuation allowance in a future period which could be material to our results of operations in the period that such valuation allowance was recorded. If at a future date the Company determines that the weight of the positive evidence is not sufficient to overcome the negative evidence, a valuation allowance against these deferred tax assets to reduce the net deferred tax asset to an amount we believe will more likely than not be realizable would be recorded in the period such determination is made.

We receive credits in our U.S. federal income tax return for income taxes paid in foreign jurisdictions. Income from foreign sources, including dividend income from foreign subsidiaries, is included in taxable income of the U.S. parent. In some cases, the amount of credits realized in the tax return is more or less than the tax owed on the foreign source income. When the amount of credits exceeds the amount of taxes owed on that foreign source income, foreign tax credit carryforwards are generated. When the credits are less than the tax owed, unexpired credit carryforwards from prior years can be utilized in certain circumstances. These circumstances are dependent upon both foreign source and domestic taxable income. At December 31, 2008, we expect to fully utilize current year foreign tax credits generated and all unexpired credit carryforwards from prior years. Depending on the U.S. business unit's profitability, we may implement certain income tax elections to accelerate taxable income or to delay deductions in order to maintain positive domestic taxable income or to minimize a domestic taxable loss (e.g., our election for U.S. income tax purposes to capitalize research costs in the year incurred and amortize over a 10 year life, as opposed to taking the income tax deduction in the year incurred). However, many such actions cannot be repeated in future years and certain of those elections may make it more difficult to have positive domestic taxable income in future periods. The profitability of our U.S. business operations must be maintained to provide us an opportunity to utilize any foreign tax credit carryforwards in the future in a manner that will be beneficial to our financial results. Under current tax law, the carryforward period of foreign tax credits is 10 years. Based on the 10 year carryforward period, together with the current and forecasted profitability of our U.S. business operations and the requirements of the foreign source income and credit calculations, we would evaluate whether it is more likely than not that we could fully utilize any foreign tax credit carryforwards in a beneficial manner prior to their expiration and reduce a net deferred tax asset to an estimated realizable amount. We regularly update our estimates of domestic taxable income in order to evaluate whether the facts and circumstances have changed such that we must change our expected utilization of foreign tax credits and valuation allowances on these deferred tax assets.

Our carryforwards of federal research credits and U.S. state tax credits require applicable taxable income in the respective tax returns in order to be utilized prior to their expirations. We expect to fully utilize our federal research credits, which have a 20 year carryforward period, prior to their expiration. However, we do not currently expect sufficient future taxable income in our U.S. state income tax returns to utilize all of our state tax credits prior to their expiration. In Massachusetts, where we have substantially completed plant shut-down activities, New York and New Jersey, the carryforward periods are 15, 15 and 7 years, respectively, and credit utilization is limited to 50 percent of the income tax liability. At December 31, 2008, we have $1.8 million of valuation allowances reducing these deferred tax assets to our estimated realizable amounts. We regularly update these estimates in order to evaluate whether the facts and circumstances have changed such that we must change our valuation allowances on these deferred tax assets.

Since federal alternative minimum tax, or AMT, credit carryforwards have no expiration under current tax laws, we believe it is more likely than not that we will realize the full benefit of these credits in future years as profitability improves in our U.S. operations in future years. Thus, we do not believe any valuation allowance against these deferred tax assets is appropriate as of December 31, 2008.

While we believe it is more likely than not that we will be able to realize the $68.4 million of estimated net deferred income tax benefits, it is possible that the facts and circumstances on which our estimates and judgments are based could change, which could result in additional income tax expense in the future to increase the associated valuation allowances. Our estimates of future profitability could change from our current estimates based on business results or actions taken by us which effect taxable income. While we currently do not believe it likely that a material change will occur, changes in these factors could result in an adjustment of our valuation allowances in future periods. We continue to evaluate methods to utilize those assets that are reserved. Therefore, it is also possible that changes in the facts and circumstances on which our estimates and judgments are based could benefit us in the future.

We adopted the provisions of Financial Accounting Standard Board's, or FASB, Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes" effective January 1, 2007. Adoption of FIN 48 had no cumulative effect on our consolidated financial position at January 1, 2007. At December 31, 2007 and December 31, 2008, we had no significant unrecognized tax benefits related to income taxes at January 1, 2007, December 31, 2007 and December 31, 2008. Changes in tax laws or interpretations of tax laws, as well as outcomes of current and future audits conducted by foreign and domestic tax authorities, could materially impact the amounts provided for income taxes in our consolidated financial statements.

For additional information regarding income taxes and valuation allowances, see Note 12, Income Taxes, of the Notes to Consolidated Financial Statements.

Accounting for Contingencies

In accordance with SFAS No. 5, "Accounting for Contingencies," we accrue an estimated loss by taking a charge to income when the likelihood that a future event, such as a legal proceeding, will result in a loss or the incurrence of a liability is probable and the amount of loss can be reasonably estimated. We disclose material contingencies if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our results of operations, financial position, or our cash flows.

For further information, please see "Litigation" in Part I, Item 3, "Legal Proceedings" and Note 15, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Property, Plant and Equipment Valuation

Paper manufacturing, which is our primary manufacturing process, is a capital intensive process. As a result, we make substantial investments in property, plant and equipment which are recorded at cost. Net property, plant and equipment comprised 56 percent of our total assets as of December 31, 2008. Property, plant and equipment is depreciated on the straight-line method over the useful lives of the assets for financial reporting purposes. Paper machines and related equipment are not subject to substantial technological changes rendering them obsolete and are generally depreciated over estimated useful lives of 20 years. In the United States, banded cigarette paper production assets at the Spotswood Mill are generally depreciated over estimated useful lives of 10 years. We periodically assess the likelihood of recovering the cost of long-lived assets based on our expectation of future profitability and undiscounted cash flow of the related operations. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Changes in management's estimates and plans could significantly impact our results of operations, financial position or cash flows.

As a result of excess capacity in the tobacco-related papers industry and increased purchased material and operating costs experienced in the last several years, competitive selling prices for certain of our products are not sufficient to cover our costs with a reasonable margin. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment of certain equipment. We initiated restructuring activities during 2006 in France and the United States and during 2007 in Brazil to improve our competitiveness and profitability. Restructuring activities at the Lee Mills facility resulted in $0.5 million and $11.3 million of asset impairment charges and accelerated depreciation in 2008 and 2007, respectively, and $4.2 million of accelerated depreciation in 2006. In 2008 and 2007 in France, we incurred capital expenditures of approximately $26 million to improve the cost competitiveness in our paper operations and quality of our products manufactured at PdM. The shutdown of certain older equipment at PdM and PdMal resulted in accelerated depreciation of $1.5 million $2.1 million and $1.0 million in 2008, 2007 and 2006, respectively.

In conjunction with the preparation of the Company's financial statements for the year ended December 31, 2008, management determined the recent and projected losses at its Malaucene facility and the shut-down of a paper machine at PdM constituted events requiring tests be performed for the recoverability of these long-lived assets. Based on the analyses of the net book values and the fair market values, the Company recorded pre-tax, non-cash charges totaling $13.5 million for fixed asset impairments in the fourth quarter ended December 31, 2008.

Certain of our Spotswood Mill's banded cigarette paper production assets remain underutilized and likely would otherwise be shut down except that we have a contractual commitment to stand ready to produce commercial quantities of that product for our customer. Partially offsetting the net book value of these assets is $18.3 million of unamortized deferred revenue as of December 31, 2008, which is being amortized to revenue as product is being purchased by that customer through 2011. Further, certain of the infrastructure improvements and other assets installed to be able to produce commercial quantities of banded cigarette paper would still be used by a scaled down operation even if we stopped manufacture of that product. As of December 31, 2008, the net book value of Spotswood Mill property, plant and equipment was $67.4 million, of which $8.9 million related to 10-year-life banded cigarette paper specific assets and $7.0 million related to 3 paper machines capable of producing banded cigarette paper, but not currently in operation.

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

Results of Operations

	For the Years Ended December 31,
	2008	2007	2006
	(dollars in millions, except per share amounts)
Net Sales	$767.9	$714.8	$655.2
Cost of products sold	664.7	606.7	571.1

Gross Profit	103.2	108.1	84.1
Selling expense	23.1	22.8	22.7
Research expense	8.3	8.0	7.3
General expense	32.8	35.4	27.7

Total nonmanufacturing expenses	64.2	66.2	57.7
Restructuring and impairment expense	22.1	24.0	21.1

Operating Profit	16.9	17.9	5.3
Interest expense	10.5	5.9	5.5
Other expense, net	3.4	0.1	0.5

Income (Loss) Before Income Taxes, Minority Interest and Loss from Equity Affiliates	3.0	11.9	(0.7)
Provision (benefit) for income taxes	(1.9)	0.5	(4.2)
Minority interest in earnings of subsidiaries	0.2	8.0	4.1
Loss from equity affiliates	4.0	—	0.2

Net Income (Loss)	$0.7	$3.4	$(0.8)

Net Income (Loss) Per Share:
Basic	$0.05	$0.22	$(0.05)

Diluted	$0.04	$0.22	$(0.05)

Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007

Net Sales

	2008	2007	Percent Change	Consolidated Sales Volume Change
	(dollars in millions)
France	$495.4	$435.0	13.9%	8.8%
United States	226.7	226.0	0.3	(25.5)
Brazil	70.5	73.0	(3.4)	(10.2)

Subtotal	792.6	734.0
Intersegment	(24.7)	(19.2)

Total	$767.9	$714.8	7.4%	(1.2)%

Net sales were $767.9 million, a 7.4 percent increase compared with $714.8 million in 2007. The increase of $53.1 million consisted of the following (dollars in millions):

	Amount	Percent
Changes in selling price and product mix	$43.9	6.1%
Changes in currency exchange rates	26.4	3.7
Changes in sales volumes	(17.2)	(2.4)

Total	$53.1	7.4%

  •
  Higher average selling prices in 2008 had a favorable $43.9 million, or 6.1 percent, impact on the net sales comparison. The increase in average selling prices reflected an improved mix of products sold, primarily due to increased sales of cigarette paper for LIP cigarettes in the United States and RTL products in France and higher average selling prices in Brazil.

  •
  Changes in currency exchange rates in 2008 had a favorable impact on net sales of $26.4 million, or 3.7 percent, and primarily reflected the impact of a stronger euro compared with the U.S. dollar. The euro was 6.7 percent and the Brazilian real was 6.8 percent stronger against the U.S. dollar.

  •
  Changes in unit sales volumes in 2008 versus 2007 resulted in an unfavorable effect on net sales of $17.2 million, or 2.4 percent.

  •
  Sales volumes for the French segment increased by 8.8 percent, primarily due to higher sales volumes of RTL products, partially offset by decreased sales of tobacco-related papers sales volumes.

  •
  Sales volumes in the United States decreased by 25.5 percent, reflecting reduced sales of commercial and industrial products associated with the shutdown of the Lee Mills, and reduced sales volumes of certain tobacco-related products.

  •
  The Brazil segment's sales volumes decreased by 10.2 percent, primarily due to our mid-year exit of the coated papers business, partially offset by continued growth in tobacco-related paper sales volumes.

The French segment 2008 net sales of $495.4 million increased by $60.4 million, or 13.9 percent, versus $435.0 million in 2007. The increase in net sales was primarily the result of a stronger euro, increased sales volumes and, to a lesser extent, higher average selling prices mainly as a result of an improved mix of products sold.

The U.S. segment 2008 net sales of $226.7 million for 2008 increased by $0.7 million, or 0.3 percent, compared with $226.0 million in 2007. The effect of higher average selling prices, primarily due to an improved mix of products sold, was mostly offset by lower commercial and industrial sales volumes as a result of the shut-down of the Lee Mills.

The Brazil segment 2008 net sales of $70.5 million in 2008 decreased by $2.5 million, or 3.4 percent, from $73.0 million for the prior-year period. The decrease was due to lower sales volumes due to the exit of the coated papers market and weaker Brazilian real, partially offset by higher average selling prices.

Operating Expenses

					Percent of Net Sales
				Percent Change
	2008	2007	Change		2008	2007
	(dollars in millions)
Net Sales	$767.9	$714.8	$53.1	7.4%
Cost of products sold	664.7	606.7	58.0	9.6	86.6%	84.9%

Gross Profit	$103.2	$108.1	$(4.9)	(4.5)%	13.4%	15.1%

Gross profit in 2008 was $103.2 million, a decrease of $4.9 million, or 4.5 percent, from $108.1 million for 2007. The gross profit margin in 2008 was 13.4 percent of net sales, decreasing from 15.1 percent in 2007. Gross profit decreased due to inflationary cost increases of $30.4 million, start-up costs of $12.7 million related to the rebuild of PdM's paper machine, unfavorable foreign currency impacts of $4.4 million and unfavorable fixed cost absorption of $2.7 million. These negative impacts were partially offset by higher average selling prices as well as changes in sales volumes of $33.2 million, primarily due to an improved mix of products sold, and improved manufacturing costs of $6.2 million.

Inflationary cost increases during 2008, related to higher energy rates, per ton wood pulp prices, other purchased materials costs and labor rates combined to unfavorably impact operating results by $30.4 million. Higher purchased energy costs in 2008 unfavorably impacted operating results by $17.1 million, primarily in France. Changes in per ton wood pulp prices in 2008, primarily in France and Brazil, increased operating expenses by $5.7 million compared with 2007. The average per ton list price of northern bleached softwood kraft pulp in the United States was $860 in 2008 compared with $825 per metric ton in 2007.

During the first quarter of 2008, the rebuilt paper machine at PdM initiated operations as part of the plan to restructure the PdM operation. The longer than expected start-up negatively impacted 2008 operating profit by $12.7 million.

Lower production volumes for tobacco-related papers and commercial and industrial products in all 3 segments were partially offset by increased production volumes in the French RTL operation.

Higher average selling prices, resulting primarily from an improved mix of products sold primarily in the United States, increased operating results during 2008 by $28.3 million versus 2007.

Nonmanufacturing Expenses

					Percent of Net Sales
				Percent Change
	2008	2007	Change		2008	2007
	(dollars in millions)
Selling expense	$23.1	$22.8	$0.3	1.3%	3.0%	3.2%
Research expense	8.3	8.0	0.3	3.8	1.1	1.1
General expense	32.8	35.4	(2.6)	(7.3)	4.3	5.0

Nonmanufacturing expenses	$64.2	$66.2	$(2.0)	(3.0)%	8.4%	9.3%

Nonmanufacturing expenses in 2008 decreased by $2.0. million, or 3.0 percent, to $64.2 million from $66.2 million in 2007, primarily due to lower accruals for incentive expenses. Nonmanufacturing expenses were 8.4 percent and 9.3 percent of net sales in 2008 and 2007, respectively.

Restructuring and Impairment Expense

Total restructuring and impairment expense of $22.1 million was recognized in 2008, including $4.7 million for employee severance and other cash costs, $14.0 million for asset impairment charges and $3.4 million for accelerated depreciation and other non-cash charges. Total restructuring expense of $24.0 million was recognized during 2007, including $10.7 million for asset impairment charges, $10.2 million for employee severance and $3.1 for accelerated depreciation.

Operating Profit (Loss)

				Return on Net Sales
			Percent Change
	2008	2007		2008	2007
	(dollars in millions)
France	$17.1	$27.1	(36.9)%	3.5%	6.2%
United States	19.3	5.0	N.M.	8.5	2.2
Brazil	(9.7)	(3.3)	N.M.	(13.8)	(4.5)

Subtotal	26.7	28.8	(7.3)
Unallocated expenses	(9.8)	(10.9)	(10.1)

Total	$16.9	$17.9	(5.6)%	2.2%	2.5%

N.M.    Not Meaningful

Operating profit in 2008 was $16.9 million compared with an operating profit of $17.9 million in 2007. Operating profit was higher in our U.S. segment and lower in our Brazilian and French segments.

The French segment's operating profit in 2008 was $17.1 million, a decrease of $10.0 million, or 36.9 percent, from an operating profit of $27.1 million in 2007. The decrease was primarily due to:

  •
  Inflationary cost increases of $19.9 million, mainly due to increased energy rates of $10.3 million and higher wood pulp and materials prices of $7.5 million.

  •
  Start-up costs of the rebuilt paper machine at PdM of $12.7 million.

  •
  Increased restructuring and impairment expenses of $6.6 million.

  •
  The unfavorable effects of foreign currency translation of $1.4 million.

The negative factors were partially offset by:

  •
  The benefits of cost savings programs.

  •
  Increased sales volumes, primarily in RTL products, which improved operating results by $8.5 million.

  •
  Favorable fixed cost absorption of $3.8 million.

  •
  Higher average selling prices of $7.4 million, primarily due to an improved mix of products sold.

  •
  Decreased nonmanufacturing expenses.

The U.S. segment's operating profit in 2008 was $19.3 million, a $14.3 million increase from an operating profit of $5.0 million in 2007. The increase was primarily due to:

  •
  The favorable combined effect of higher average selling prices, primarily due to increased sales of cigarette paper for LIP cigarettes and lower sales of commercial and industrial papers of $17.9 million.

  •
  Decreased restructuring expenses of $11.3 million.

  •
  The benefits of costs savings programs.

  •
  Reduced nonmanufacturing expenses.

These positive factors were partially offset by:

  •
  Inflationary cost increases of $6.1 million, mainly due to higher energy rates.

  •
  Unfavorable fixed cost absorption of $6.5 million as a result of reduced machine production schedules.

Brazil's operating loss in 2008 was $9.7 million, compared with an operating loss of $3.3 million in 2007. The increased operating loss was primarily due to:

  •
  The stronger Brazilian real versus the U.S. dollar for a portion of the year, which had a $3.0 million unfavorable impact.

  •
  Inflationary cost increases of $4.4 million, mainly due to increased wood pulp prices and higher energy rates.

  •
  Increased restructuring expenses of $2.8 million.

These negative factors were partially offset by:

  •
  Benefits of cost savings programs and improved mill operations.

  •
  Higher average selling prices, which had a favorable impact on operating profit of $3.0 million.

  •
  Lower nonmanufacturing expenses.

Non-Operating Expenses

Interest expense of $10.5 million in 2008 increased from $5.9 million for 2007. Average debt levels increased significantly during 2008 versus 2007, mainly due to the acquisition of the LTRI minority interest in the first quarter of 2008, which was partially offset by lower weighted average effective interest rates. The weighted average effective interest rates on our revolving debt facilities were approximately 3.9 percent and 5.4 percent for 2008 and 2007, respectively.

Other expense, net was $3.4 million and $0.1 million in 2008 and 2007, respectively, primarily due to net foreign currency transaction losses of $4.0 million and $1.1 million in 2008 and 2007, respectively.

Income Taxes

A $1.9 million income tax benefit was recognized for 2008 compared with a $0.5 million income tax provision recognized in 2007. Both periods were impacted by tax benefits from substantial restructuring and impairment expenses and our foreign holding company structure. In 2008, we incurred $1.2 million in deferred tax expense as a result of a legal reorganization during 2008 and a decision by management to consider the undistributed earnings of LTRI to be permanently reinvested.

Minority Interest

Minority interest decreased to $0.2 million in 2008 from $8.0 million in 2007. This $7.8 million decrease was due to our acquisition of the LTRI minority interest in January 2008.

Loss from Equity Affiliates

The loss from equity affiliates in 2008 was $4.0 million compared with $0.2 million in 2007 and represents our 50 percent share of the net loss associated with our joint venture paper mill in China. The loss in 2008 includes operations start-up costs.

Net Income and Net Income per Share

Net income in 2008 was $0.7 million, or $0.05 and $0.04 per basic and diluted share, respectively, compared with $3.4 million of net income, or $0.22 per basic and diluted share in 2007. The decrease in net income in 2008 was primarily due to decreased gross profit as a result of higher inflationary and manufacturing costs partially offset by the benefit of the LTRI minority interest acquisition and higher average selling prices.

Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

Net Sales

	2007	2006	Percent Change	Consolidated Sales Volume Change
	(dollars in millions)
France	$435.0	$385.0	13.0%	3.6%
United States	226.0	221.8	1.9	(9.9)
Brazil	73.0	67.3	8.5	1.7

Subtotal	734.0	674.1
Intersegment	(19.2)	(18.9)

Total	$714.8	$655.2	9.1%	0.4%

Net sales in 2007 were $714.8 million, a 9.1 percent increase compared with $655.2 million in 2006. The increase of $59.6 million consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$30.6	4.7%
Changes in selling price and product mix	29.7	4.5
Changes in sales volumes	(0.7)	(0.1)

Total	$59.6	9.1%

  •
  Changes in currency exchange rates favorably impacted the net sales comparison by $30.6 million in 2007 compared with 2006. The euro, Brazilian real and the Philippine peso were all stronger against the U.S. dollar in 2007 by 9.1 percent, 12.8 percent and 11.9 percent, respectively.

  •
  Higher average selling prices had a favorable $29.7 million, or 4.5 percent, impact on the net sales comparison, primarily reflecting an improved mix of products sold in both France and the United States.

  •
  Unit sales volumes increased by 0.4 percent despite having an unfavorable $0.7 million impact on net sales dollars.

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

Increased average selling prices, primarily caused by an improved mix of products sold in both France and the United States, combined with the impact of changes in sales volumes, to increase 2007 operating results by $24.6 million compared with 2006.

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

Inflationary cost increases unfavorably impacted operating results by $13.0 million in 2007 versus 2006, due to higher per ton wood pulp costs, other purchased material costs and labor rates. For the full year of 2007, purchased energy costs were essentially unchanged compared with 2006 despite rising markedly during the fourth quarter of 2007. Higher per ton wood pulp costs increased operating expenses by $7.8 million in 2007 versus 2006. The average list price of NBSK was $825 per metric ton in 2007, an increase of 13.8 percent compared with $725 per metric ton in 2006. Higher other purchased materials prices and higher labor rates combined to increase operating expenses by $5.0 million in 2007 compared with 2006.

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

Restructuring Expense

Total restructuring expense of $24.0 million was recognized in 2007, including $10.7 million for asset impairment charges, $10.2 million for severance related costs and $3.1 million for accelerated depreciation. Total restructuring expense of $21.1 million was recognized in 2006, including $15.4 million for severance related and other cash costs and $5.7 million for accelerated depreciation and other non-cash costs.

Operating Profit (Loss)

					Return on Net Sales
			Percent Change
	2007	2006			2007	2006
	(dollars in millions)
France	$27.1	$8.1	N.M	%	6.2%	2.1%
United States	5.0	5.2	(3.8)		2.2	2.3
Brazil	(3.3)	(0.7)	N.M.		(4.5)	(1.0)

Subtotal	28.8	12.6	N.M.
Unallocated expenses	(10.9)	(7.3)	49.3

Total	$17.9	$5.3	N.M.	%	2.5%	0.8%

N.M.    Not Meaningful

Operating profit was $17.9 million in 2007, which was higher than 2006 by $12.6 million. Operating profit as a percent of net sales was 2.5 percent and 0.8 percent during 2007 and 2006, respectively. Increased average selling prices, primarily due to an improved mix of products sold, combined with the impact of changes in sales volumes to increase operating profit by $24.6 million during 2007 versus 2006. Cost reduction activities contributed favorably to operating results across all segments. Increases in paper machine operating schedules in France, primarily due to increased production volumes at LTRI, caused higher absorption of mill fixed costs and positively impacted operating profit by $3.4 million during 2007 versus 2006. Inflation unfavorably impacted 2007 operating results by $13.0 million compared with 2006, primarily due to higher wood pulp prices, other purchased materials prices and labor rates in 2007. Restructuring expenses increased $2.9 million during 2007 compared with 2006.

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

Minority Interest

Minority interest in 2007 increased to $8.0 million from $4.1 million in 2006. This $3.9 million, or 95.1 percent, increase reflected higher earnings of LTRI, which during 2007 had a 28 percent minority owner.

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

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds contractually available under our revolving credit facility with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant. Our ability to access contractually available funds depends on the continued performance by our lenders. Capital spending for 2009 is projected to range between $20 and $30 million. Other cash needs, including pension funding and capitalized software spending, are projected to range between $20 and $30 million. As previously noted, we completed the acquisition of the 28 percent minority share in LTRI in January 2008 at a cost of $51.3 million and have been engaged in substantial restructuring activities since 2006 in the United States, Brazil and France. Each of these activities is expected to contribute to improved earnings and a more competitive production base over the longer-term. However, in order to implement these initiatives, we incurred higher levels of debt than we traditionally have carried, while at the same time we experienced less favorable earnings from operations undergoing restructuring activities. However, by year-end 2008 we had reduced debt levels and experienced improving results from operations such that we are now closer to our historical debt to equity levels. We continue to monitor our cash flows and debt levels closely while the credit markets and macro economic conditions remain in an unsettled state.

Cash Requirements

As of December 31, 2008, we had net operating working capital of $54.0 million and cash and cash equivalents of $11.9 million, compared with net operating working capital of $41.6 million and cash and cash equivalents of $4.0 million as of December 31, 2007. Changes in these absolute amounts include the impacts of changes in currency exchange rates which are not included in the changes in operating working capital presented on the consolidated statements of cash flow. Based upon our existing cash and operating working capital levels, expected operating cash flows and capital spending, contractual availability of borrowings under our existing credit facilities and continued performance by our lenders, we believe we have the necessary financial resources to satisfy our current and future liquidity needs.

Cash Flows from Operating Activities

	For the Years Ended December 31,
	2008	2007	2006
	(dollars in millions)
Net income (loss)	$0.7	$3.4	$(0.8)
Non-cash items included in net income
Depreciation and amortization	47.4	39.2	38.2
Asset impairment charges and restructuring-related accelerated depreciation	17.6	13.8	5.2
Amortization of deferred revenue	(5.8)	(6.0)	(5.9)
Deferred income tax provision (benefit)	(22.3)	(13.6)	(10.6)
Minority interest in earnings of subsidiaries	0.2	8.0	4.1
Loss from equity affiliates	4.0	—	0.2
Pension and other postretirement benefits	(2.5)	(3.8)	(0.7)
Stock-based employee compensation	0.8	4.7	1.1
Other items	—	0.2	0.6
Net changes in operating working capital	(6.8)	25.4	20.4

Cash Provided by Operations	$33.3	$71.3	$51.8

Net cash provided by operations was $33.3 million in 2008 compared with $71.3 million in 2007. Since the first quarter of 2008, we have generated $41.3 million in cash from operations compared with $8.0 million cash used by operations during the first quarter of the year.

Prior to 2002, our cash provided by operations included advance payments from customers for future product purchases. We recorded these advance payments as deferred revenue, which is now being amortized into net sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of product sales. We had $18.3 million of deferred revenue on our December 31, 2008 consolidated balance sheet. At the current volume levels, we expect to fully amortize this amount by recognizing amortization of approximately $6 million per year through 2011.

Operating Working Capital

	For the Years Ended December 31,
	2008	2007	2006
	(dollars in millions)
Changes in operating working capital:
Accounts receivable	$3.3	$(2.7)	$20.3
Inventories	5.5	(3.8)	11.9
Prepaid expenses	0.3	3.3	(0.6)
Accounts payable	(3.4)	9.4	(11.5)
Accrued expenses	(8.7)	9.7	0.9
Accrued income taxes	(3.8)	9.5	(0.6)

Net changes in operating working capital	$(6.8)	$25.4	$20.4

In 2008, net changes in operating working capital contributed unfavorably to cash flow by $6.8 million, primarily due to decreased accrued expenses and accrued income taxes resulting from payments of prior period accruals for restructuring, incentive compensation, and income taxes. These increases in net working capital were partially offset by lower inventories due primarily to sales of inventories built up in advance of the Lee Mills shutdown.

During 2007, changes in operating working capital contributed favorably to cash flow by $25.4 million, primarily due to increased accounts payable, accrued incentive compensation costs and accrued income taxes from improved LTRI earnings, partially offset by increased inventories and accounts receivable.

In 2006, changes in operating working capital contributed favorably to cash flow by $20.4 million, primarily due to lower accounts receivable and inventories, partially offset by lower accounts payable. The decrease in operating working capital was due to a concerted effort by us to improve performance in this area. The decrease in accounts payable was primarily due to reduced purchasing activity, especially in France where mill production levels have decreased. During 2006, we occasionally sold receivables without recourse to improve liquidity and shorten the collection cycle when it was economical to do so.

Cash Flows from Investing Activities

	For the Years Ended December 31,
	2008	2007	2006
	(dollars in millions)
Capital spending	$(35.3)	$(47.7)	$(9.6)
Capitalized software costs	(6.4)	(8.9)	(3.8)
Acquisitions, net of cash acquired	(51.3)	—	—
Investment in equity affiliates	(1.9)	(12.8)	(2.9)
Other	(0.2)	(3.5)	4.0

Cash Used for Investing	$(95.1)	$(72.9)	$(12.3)

Cash used for investing activities increased in 2008 by $22.2 million versus 2007 primarily due to the $51.3 million acquisition of the LTRI minority interest partially offset by lower capital spending and lower investments in equity affiliates. We made our final contractual equity contribution in January 2008 of $1.9 million to the China paper joint venture.

Cash used for investing activities increased in 2007 by $60.6 million versus 2006 primarily due to increases in capital spending, China joint venture funding and capitalized software costs. Equity investments for our tobacco-related papers joint venture in China totaled $12.8 million during 2007.

Capital Spending

Capital spending was $35.3 million, $47.7 million and $9.6 million in 2008, 2007 and 2006, respectively. The decrease in capital spending during 2008 compared with 2007 was primarily due to lower restructuring-related projects. Significant capital spending in 2008 included $5.3 million at PdM for a paper machine rebuild and improvements to the bobbin slitting process, $3.8 million for a new coating machine at the Newberry, South Carolina facility and $2.1 million for improvements at LTRI.

In 2007, spending for capital projects included the following: $15.3 million for a paper machine rebuild and additional robotization of converting units at PdM, $9.2 million for a paper machine rebuild in Brazil and $3.6 million for a production facility and related equipment in Newberry, South Carolina for the processing of cigarette paper for LIP cigarettes.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada. For these purposes, we incurred total capital expenditures of $0.3 million in 2008, and expect to incur less than $1 million in each of 2009 and 2010, of which no material amount was the result of environmental fines or settlements. Including expenditures associated with environmental matters, as of December 31, 2008, we had no material unrecorded outstanding commitments for capital expenditures. The foregoing capital expenditures to protect the environment are not expected to have a material adverse effect on our financial condition or results of operation.

Capital spending for 2009 is expected to be in the range of $20 million to $30 million.

Capitalized software costs totaled $6.4 million, $8.9 million and $3.8 million in 2008, 2007 and 2006, respectively. Capitalized software costs included an enterprise-wide information system in France. During the period of 2005 to 2008, we spent a total of $18.0 million on this project, primarily $6.3 million in 2008, $7.3 million in 2007 and $3.8 million in 2006. A portion of the system became operational during the first quarter of 2008 triggering $2.3 million in amortization expense in 2008.

Acquisitions

We purchased the minority interest in LTRI in January 2008 as described in Note 16, Acquisition, of the Notes to Consolidated Financial Statements.

Cash Flows from Financing Activities

	For the Years Ended December 31,
	2008	2007	2006
	(dollars in millions)
Cash dividends paid to SWM stockholders	$(9.4)	$(9.4)	$(9.4)
Cash dividends paid to minority owners	—	—	(3.7)
Net changes in debt	85.5	1.5	(20.7)
Purchases of treasury stock	(6.3)	(5.8)	—
Proceeds from exercise of stock options	0.2	4.4	2.2
Excess tax benefits of stock-based awards	—	0.4	0.5

Cash Provided by (Used for) Financing	$70.0	$(8.9)	$(31.1)

Financing activities during 2008 included net borrowings of $129.8 million and repayments of $44.3 million. Other 2008 financing activities included cash dividends of $9.4 million paid to SWM stockholders as well as purchases of 388,309 shares of common stock for $6.3 million.

Financing activities during 2007 included debt borrowings of $32.7 million and debt repayments of $31.2 million for a net debt increase of $1.5 million, cash dividends paid to SWM stockholders of $9.4 million and purchases of 249,016 shares of common stock for $5.8 million. We issued 206,307 common shares from treasury stock for options exercised in 2007 with proceeds of $4.4 million.

Financing activities in 2006 included borrowings of $105.8 million and repayments of $126.5 million, for a net decrease in debt of $20.7 million corresponding to a decrease in operating working capital. Other 2006 financing activities included dividends paid to SWM stockholders and minority owners as well as proceeds from stock option exercises.

Dividend Payments

We have declared and paid cash dividends of $0.15 per share of our Common Stock every fiscal quarter since the second quarter of 1996. We currently expect to continue this level of quarterly dividend. Our Credit Agreement covenants require us to maintain certain financial ratios, as disclosed in Note 10, Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends.

On February 5, 2009, we announced that the Board of Directors had declared a quarterly cash dividend of $0.15 per share of Common Stock. The dividend will be payable on March 23, 2009 to stockholders of record on February 23, 2009.

Cash dividends paid to minority owners in 2006 related to the minority owners' share of dividends paid by LTRI before we purchased the minority interest in LTRI in January 2008.

Share Repurchases

We repurchased a total of 388,309 shares of our common stock during 2008 at a cost of $6.3 million. See Part II, Item 5, Repurchases of Equity Securities. Corporate repurchases are effected during open trading windows or pursuant to 10b5-1 plans that permit share repurchases to be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Debt Instruments

	For the Years Ended December 31,
	2008	2007	2006
	(dollars in millions)
Changes in short-term debt	$18.9	$(4.4)	$(13.7)
Proceeds from issuances of long-term debt	110.9	32.7	105.8
Payments on long-term debt	(44.3)	(26.8)	(112.8)

Net changes in debt	$85.5	$1.5	$(20.7)

Primarily due to the LTRI minority interest acquisition, machine start-up costs for restructuring-related activities, reduced cash generated from operations and higher capital spending, our net proceeds from long-term debt were $110.9 million and from short-term debt were $18.9 million during 2008. We anticipate additional borrowings in the range of approximately $10 to $20 million during 2009. With this level of borrowing and forecasted operating results, we expect to remain in compliance with our Credit Agreement financial covenants.

As of December 31, 2008, we had $3.0 million available on our U.S. Revolver and $66.7 million available on our Euro Revolver. We also had contractual availability under our bank overdraft facilities and lines of credit of $12.1 million as of December 31, 2008. The Credit Agreement contains covenants that are customary for facilities of this type that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0. As of December 31, 2008, the net debt to equity ratio was 0.61, and the net debt to adjusted EBITDA ratio was 1.97. Based on our debt covenant restrictions as of December 31, 2008, we could have borrowed an additional $76.5 million from our Credit Agreement and bank overdraft facilities without violating the most restrictive of those covenants.

Our total debt to capital ratios at December 31, 2008 and December 31, 2007 were 39.3 percent and 21.5 percent, respectively.

Other Factors Affecting Liquidity and Capital Resources

The following table represents our future contractual cash requirements for the next 5 years and thereafter for our long-term debt obligations and other commitments (dollars in millions):

	Payments due for the periods ended
	Total	2009	2010	2011	2012	2013	Thereafter
Contractual Obligations
Current debt(1)	$34.9	$34.9	$—	$—	$—	$—	$—
Long-term debt(2)	144.9	—	9.3	2.2	130.6	2.6	0.2
Debt interest(3)	15.9	4.8	4.3	4.2	2.5	0.1	—
Restructuring obligations(4)	5.4	5.4	—	—	—	—	—
Minimum operating lease payments(5)	4.7	1.2	1.2	1.1	0.8	0.4	—
Purchase obligations—raw materials(6)	49.1	22.8	19.1	1.8	1.8	1.8	1.8
Purchase obligations—energy(7)	99.7	35.4	20.5	4.2	4.2	4.2	31.2
Other long-term liabilities(8)(9)(10)	3.3	3.3	—	—	—	—	—

Total	$357.9	$107.8	$54.4	$13.5	$139.9	$9.1	$33.2

(1)
Current debt includes borrowings against bank overdraft facilities; see Note 10, Debt, of the Notes to Consolidated Financial Statements.

(2)
See additional information regarding long-term debt in Note 10, Debt, of the Notes to Consolidated Financial Statements.

(3)
The amounts reflected in debt interest are based upon the short-term and long-term scheduled principal maturities and interest rates in effect as of December 31, 2008. Where specific maturities are not stated, such as for an overdraft line-of-credit, a repayment date coinciding with the end of the year was used for purposes of these calculations. Since our debt is largely variable interest rate debt, applicable market interest rates were assumed to be the same as at December 31, 2008 for purposes of these calculations. With respect to our variable-rate debt outstanding at December 31, 2008, a 1 percentage point increase in interest rates would increase our debt interest obligation by $1.5 million in 2009. For more information regarding our outstanding debt and associated interest rates, see Note 10, Debt, of the Notes to Consolidated Financial Statements.

(4)
Restructuring obligations are more fully discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, Recent Developments, and Note 9, Restructuring Activities, of the Notes to Consolidated Financial Statements.

(5)
Minimum operating lease payments relate to our future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of 1 year as of December 31, 2008. In addition, our total future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of 1 year as of December 31, 2008 are $1.2 million or less annually over each of the next 5 years.

(6)
Purchase obligations for raw materials include our calcium carbonate purchase agreement at our mill in Quimperlè, France, in which a vendor operates an on-site calcium carbonate plant and our mill has minimum purchase quantities. See Note 15, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

(7)
Purchase obligations for energy include obligations under agreements with (1) an energy cogeneration supplier at our mills in Quimperle and Spay, France, to supply steam and our mills have minimum purchase commitments (2) a natural gas supplier to supply and distribute 100 percent of the natural gas needs of our Quimperlè mill in France and (3) an energy supplier to supply a constant supply of electricity for our Pirahy mill in Brazil. See Note 15, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

(8)
In 2008, we amended our supplemental employee retirement plan to allow participants the option to receive a lump sum payment of their benefits. All participants elected to receive a lump sum which will be paid in 2009. We have a recorded liability of $3.3 million at December 31, 2008, for this obligation.

(9)
The amounts reflected in other long-term liabilities do not include any amounts for our pension obligations except for the supplemental employee retirement plan as indicated in note 8 above. The pension obligations are funded by our separate pension trusts, which held $86.3 million in assets at December 31, 2008. The combined projected benefit obligation, or PBO, of our U.S. and French pension plans was underfunded by $62.3 million and $27.1 million as of December 31, 2008 and 2007, respectively. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We made pension contributions of $5.2 million to our U.S. and French pension plans during 2008. We expect to contribute $12 to $15 million during 2009. We expect 2009 funding to be in compliance with the Pension Protection Act of 2006. For information regarding our long-term pension obligations and trust assets, see Note 13, Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

(10)
The amounts reflected in other long-term liabilities do not include any amounts for our postretirement healthcare and life insurance benefits. Such payments are dependent upon the incurrence of costs and filing of claims by our retirees and thus the amounts of such future payments are uncertain. Our net payments under these plans were $1.6 million and $1.9 million in the years ended December 31, 2008 and 2007, respectively. Based on this past experience, we currently expect our share of the net payments to be approximately $1 to $2 million during 2009 for these benefits. For more information regarding our retiree healthcare and life insurance benefit obligations, see Note 13, Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

Outlook

We expect to realize earnings improvement from increased sales of RTL and cigarette paper for LIP cigarettes during 2009, especially as the U.S. market implements what is now essentially 100 percent lower ignition propensity regulation by January 2010. Additional earnings improvement is expected from operational performance improvements in France on the PdM paper machine rebuilt as part of the restructuring plan for that location coupled with expected continued improvement in our Brazilian operation as a result of a better currency situation as well as the benefits of restructuring and pricing actions implemented since mid-2008. We have completed global customer negotiations and achieved results in line with our expectations and goals for 2009. After a longer than expected period of customer qualifications, we are now gaining sales volume at our new paper joint venture in China and expect to narrow losses progressively through 2009. Finally, inflationary cost increases are expected to continue to moderate given world-wide recessionary impacts, with lower purchased wood pulp already having provided a benefit to earnings during the fourth quarter of 2008.

Poor world-wide economic conditions may negatively effect our earnings growth during 2009. Likely increases in cigarette taxation to mitigate government revenue declines and lower levels of disposable income among smokers, especially in developing countries, could decrease demand. The U.S. federal government passed legislation for child health care programs funded by a significant increase in cigarette and other tobacco product excise taxes. Further, we continue to evaluate how best to balance our capacity for traditional paper products in France and the United States to available demand and will likely announce additional restructuring actions during 2009.

The expected earnings and cash generation improvement during 2009, coupled with our existing debt capacity, supports our strategies to transform Schweitzer-Mauduit through growth of our high-value franchises for reconstituted tobacco leaf and cigarette paper for lower ignition propensity cigarettes. Also, we will continue the necessary restructuring of our operations to balance capacity between our western and developing country locations.

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

  •
  Our sales are concentrated to a limited number of customers. In 2008, 60 percent of our sales were to our 5 largest customers. The loss of 1 or more such customers, or a significant reduction in 1 or more of these customers' purchases, could have a material adverse effect on our results of operations.

  •
  Our financial performance is materially impacted by sales of both RTL products and cigarette paper for LIP cigarettes. A significant change in the sales or production volumes, pricing or manufacturing costs of these products could have a material impact on future financial results.

  •
  As a result of excess capacity in the tobacco-related papers industry and increased purchased material and operating costs experienced in the last several years, competitive levels of selling prices for certain of our products are not sufficient to cover those costs with a margin that we consider reasonable. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment charges for certain equipment and employee severance expenses associated with downsizing activities. Management continues to evaluate how to operate our production facilities more effectively with reduced production volumes and additional restructuring activities are possible in the future. Management also continues to evaluate the recoverability of the property, plant and equipment, deferred tax assets and other assets of the business.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(dollars in millions, except per share and share amounts)

	For the Years Ended December 31,
	2008	2007	2006
Net Sales	$767.9	$714.8	$655.2
Cost of products sold	664.7	606.7	571.1

Gross Profit	103.2	108.1	84.1
Selling expense	23.1	22.8	22.7
Research expense	8.3	8.0	7.3
General expense	32.8	35.4	27.7

Total nonmanufacturing expenses	64.2	66.2	57.7
Restructuring and impairment expense (Notes 5 & 9)	22.1	24.0	21.1

Operating Profit	16.9	17.9	5.3
Interest expense	10.5	5.9	5.5
Other expense, net	3.4	0.1	0.5

Income (Loss) Before Income Taxes, Minority Interest and Loss from Equity Affiliates	3.0	11.9	(0.7)
Provision (benefit) for income taxes (Note 12)	(1.9)	0.5	(4.2)
Minority interest in earnings of subsidiaries	0.2	8.0	4.1
Loss from equity affiliates	4.0	—	0.2

Net Income (Loss)	$0.7	$3.4	$(0.8)

Net Income (Loss) Per Share:
Basic	$0.05	$0.22	$(0.05)

Diluted	$0.04	$0.22	$(0.05)

Weighted Average Shares Outstanding:
Basic	15,339,700	15,529,400	15,393,500
Diluted	15,544,100	15,741,600	15,393,500

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share and share amounts)

	December 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$11.9	$4.0
Accounts receivable	87.0	100.6
Inventories	118.4	131.2
Other current assets	11.1	11.4

Total Current Assets	228.4	247.2
Property, Plant and Equipment, net	407.8	456.0
Deferred Income Tax Benefits	26.4	15.2
Goodwill and Intangible Assets	15.6	2.8
Investment in Equity Affiliates	15.4	15.4
Other Assets	35.1	38.4

Total Assets	$728.7	$775.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current debt	$34.9	$13.6
Accounts payable	64.5	84.3
Accrued expenses	91.7	111.3
Current deferred revenue	6.0	6.0

Total Current Liabilities	197.1	215.2
Long-Term Debt	144.9	87.3
Pension and Other Postretirement Benefits	67.3	38.9
Deferred Income Tax Liabilities	11.0	25.0
Deferred Revenue	12.3	18.1
Other Liabilities	18.7	22.7

Total Liabilities	451.3	407.2
Minority Interest	—	26.0

Stockholders' Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 16,078,733 shares issued; 15,329,780 and 15,508,397 shares outstanding at December 31, 2008 and 2007, respectively	1.6	1.6
Additional paid-in-capital	64.6	68.0
Common stock in treasury, at cost, 748,953 and 570,336 shares at December 31, 2008 and 2007, respectively	(14.1)	(12.3)
Retained earnings	255.9	264.6
Accumulated other comprehensive income (loss), net of tax	(30.6)	19.9

Total Stockholders' Equity	277.4	341.8

Total Liabilities and Stockholders' Equity	$728.7	$775.0

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(dollars in millions, except per share amounts)

	For the Years Ended December 31, 2008, 2007 and 2006
	Common Stock Issued			Treasury Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital			Retained Earnings	Unearned Compensation
	Shares	Amount		Shares	Amount				Total
Balance, December 31, 2005	16,078,733	1.6	63.8	770,977	(15.6)	280.8	(0.3)	(38.4)	291.9
Net loss					(0.8)				(0.8)
Adjustments to unrealized foreign currency translation, net of tax								23.4	23.4
Adjustments to minimum pension liability, net of tax								2.6	2.6

Comprehensive income, net of tax									25.2

Effect of adoption of SFAS No. 123R			(0.3)				0.3		—
Effect of adoption of SFAS No. 158								(8.7)	(8.7)
Dividends declared ($0.60 per share)						(9.4)			(9.4)
Restricted stock issuances, net			(1.2)	(67,803)	1.3				0.1
Return of shares				13					—
Stock-based employee compensation expense			1.1						1.1
Stock issued to directors as compensation				(6,644)	0.1				0.1
Excess tax benefits of stock-based awards			0.5						0.5
Issuance of shares for options exercised	—	—	(0.6)	(135,200)	2.8	—	—	—	2.2

Balance, December 31, 2006	16,078,733	1.6	63.3	561,343	(11.4)	270.6	—	(21.1)	303.0
Net income						3.4			3.4
Adjustments to unrealized foreign currency translation, net of tax								32.8	32.8
Amortization of postretirement benefit plans' costs, net of tax								5.9	5.9
Net gain on postretirement benefit plans, net of tax								2.3	2.3

Comprehensive income, net of tax									44.4

Dividends declared ($0.60 per share)						(9.4)			(9.4)
Restricted stock issuances, net			(0.7)	(28,032)	0.6				(0.1)
Stock-based employee compensation expense			4.8						4.8
Stock issued to directors as compensation				(5,684)	0.1				0.1
Excess tax benefits of stock-based awards			0.4						0.4
Purchases of treasury stock				249,016	(5.8)				(5.8)
Issuance of shares for options exercised	—	—	0.2	(206,307)	4.2	—	—	—	4.4

Balance, December 31, 2007	16,078,733	1.6	68.0	570,336	(12.3)	264.6	—	19.9	341.8
Net income						0.7			0.7
Adjustments to unrealized foreign currency translation, net of tax								(28.7)	(28.7)
Adjustments to minimum pension liability, net of tax								(21.8)	(21.8)

Comprehensive loss, net of tax									(49.8)

Dividends declared ($0.60 per share)						(9.4)			(9.4)
Restricted stock issuances, net			(4.2)	(189,646)	4.2				—
Stock-based employee compensation expense			0.8						0.8
Stock issued to directors as compensation			0.1	(6,096)					0.1
Purchases of treasury stock				388,309	(6.3)				(6.3)
Issuance of shares for options exercised	—	—	(0.1)	(13,950)	0.3	—	—	—	0.2

Balance, December 31, 2008	16,078,733	$1.6	$64.6	748,953	$(14.1)	$255.9	$—	$(30.6)	$277.4

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	For the Years Ended December 31,
	2008	2007	2006
Operations
Net income (loss)	$0.7	$3.4	$(0.8)
Non-cash items included in net income
Depreciation and amortization	47.4	39.2	38.2
Asset impairments and restructuring-related accelerated depreciation	17.6	13.8	5.2
Amortization of deferred revenue	(5.8)	(6.0)	(5.9)
Deferred income tax benefit	(22.3)	(13.6)	(10.6)
Minority interest in earnings of subsidiaries	0.2	8.0	4.1
Loss from equity affiliate	4.0	—	0.2
Pension and other postretirement benefits	(2.5)	(3.8)	(0.7)
Stock-based employee compensation	0.8	4.7	1.1
Other items	—	0.2	0.6
Changes in operating working capital
Accounts receivable	3.3	(2.7)	20.3
Inventories	5.5	(3.8)	11.9
Prepaid expenses	0.3	3.3	(0.6)
Accounts payable	(3.4)	9.4	(11.5)
Accrued expenses	(8.7)	9.7	0.9
Accrued income taxes	(3.8)	9.5	(0.6)

Net changes in operating working capital	(6.8)	25.4	20.4

Cash Provided by Operations	33.3	71.3	51.8

Investing
Capital spending	(35.3)	(47.7)	(9.6)
Capitalized software costs	(6.4)	(8.9)	(3.8)
Acquisitions, net of cash acquired	(51.3)	—	—
Investment in equity affiliates	(1.9)	(12.8)	(2.9)
Other	(0.2)	(3.5)	4.0

Cash Used for Investing	(95.1)	(72.9)	(12.3)

Financing
Cash dividends paid to SWM stockholders	(9.4)	(9.4)	(9.4)
Cash dividends paid to minority owners	—	—	(3.7)
Changes in short-term debt	18.9	(4.4)	(13.7)
Proceeds from issuances of long-term debt	110.9	32.7	105.8
Payments on long-term debt	(44.3)	(26.8)	(112.8)
Purchases of treasury stock	(6.3)	(5.8)	—
Proceeds from exercise of stock options	0.2	4.4	2.2
Excess tax benefits of stock-based awards	—	0.4	0.5

Cash Provided by (Used for) Financing	70.0	(8.9)	(31.1)

Effect of Exchange Rate Changes on Cash	(0.3)	0.8	0.2

Increase (Decrease) in Cash and Cash Equivalents	7.9	(9.7)	8.6
Cash and Cash Equivalents at beginning of year	4.0	13.7	5.1

Cash and Cash Equivalents at end of year	$11.9	$4.0	$13.7

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business

Schweitzer-Mauduit International, Inc., or the Company, is a multinational diversified producer of premium specialty papers headquartered in the United States of America and is the world's largest supplier of fine papers to the tobacco industry. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised approximately 90 percent of the Company's consolidated net sales in each of the years 2006 through 2008. The primary products in the group include Cigarette Papers, used to wrap various parts of a cigarette, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes and reconstituted tobacco wrappers and binders for machine-made cigars. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

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

As used in this 2008 Annual report on Form 10-K, unless the context indicates otherwise, references to "we," "us," "our," "SWM," "Schweitzer-Mauduit" or similar terms include Schweitzer-Mauduit International, Inc. and its consolidated subsidiaries.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and the notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company believes the estimates and assumptions used in the preparation of these consolidated financial statements are reasonable, based upon currently available facts and known circumstances. Actual results may differ from those estimates and assumptions as a result of a number of factors, including those discussed elsewhere in this report and in its other public filings from time to time.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries. Minority interest represents minority stockholders'

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

proportionate share of the equity in SWM-B, the Company's Brazilian paper operations, and LTRI, the Company's French RTL operations. In January 2008, the Company acquired the minority interest in LTRI, and now owns 100 percent of LTRI (see Note 16, Acquisition). The Company's share of the net loss of its 50 percent owned joint venture in China is included in the consolidated statements of income (loss) as loss from equity affiliates. All significant intercompany balances and transactions have been eliminated. The Company did not have any special purpose entities during 2008, 2007 or 2006.

In July 2005, the Company formed a joint venture with China National Tobacco Corporation, or CNTC, to produce tobacco-related papers in China. CNTC is the principal operating company under China's State Tobacco Monopoly Administration. CNTC and SM-China each own 50 percent of the joint venture. The Company uses the equity method to account for this joint venture (see Note 7, Joint Venture with CNTC). Investment in equity affiliates represents the Company's investment in its China joint venture.

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

Foreign Currency Translation

The income statements of foreign entities are translated into U.S. dollars at average exchange rates prevailing during the periods in accordance with Statement of Financial Accounting Standards, or SFAS, No. 52, "Foreign Currency Translation." The balance sheets of these entities are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in a separate component of accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments.

Foreign currency risks arise from transactions and balances denominated in non-local currencies. Losses resulting from remeasurement and settlement of such transactions and balances, included in other expense, net, were $4.0 million, $1.1 million and $1.3 million in 2008, 2007 and 2006, respectively.

Derivative Instruments

As a multinational entity, the Company is exposed to changes in foreign currency exchange rates, interest rates and commodity prices. The Company utilizes a variety of practices to manage these market risks, including where considered appropriate, derivative instruments. The Company uses derivative instruments

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

only for risk management purposes and not for trading or speculation. All derivative instruments the Company uses are either exchange traded or are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. As of December 31, 2008, the Company had $38 million of its variable-rate long-term debt fixed under interest rate swap agreements. Usually the contracts extend for no more than 12 months, although their contractual term has been as long as 24 months. The Company believes the credit risks with respect to the counterparties, and the foreign currency risks that would not be hedged if the counterparties fail to fulfill their obligations under the contracts, are not material in view of its understanding of the financial strength of the counterparties.

Gains and losses on instruments that hedge firm commitments are deferred and included in the basis of the underlying hedged items. Premiums paid for options are amortized ratably over the life of the option. All other hedging gains and losses are included in period income or expense based on the period-end market price of the instrument.

The Company had outstanding forward contracts, which were held for purposes other than trading, maturing at various dates in 2008, 2009 and 2010, to purchase approximately $42 million and $16 million of various foreign currencies at December 31, 2008 and December 31, 2007, respectively. These contracts were designated as cash flow hedges of foreign currency transactions to fix the Company's local currency cash flow. These contracts had not given rise to any significant net deferred gains or losses as of December 31, 2008 and December 31, 2007, and their fair values approximated their carrying value.

Cash and Cash Equivalents

The Company considers all highly liquid, unrestricted investments with remaining maturities of 3 months or less to be cash equivalents.

Impairment of Long-Lived Assets, Goodwill and Intangible Assets

The Company evaluates the carrying value of long-lived assets, including property and equipment, goodwill and non-amortizable intangible assets, when events and circumstances warrant a review. Goodwill is also tested for impairment annually during the fourth quarter. Goodwill is evaluated using a two-step test at the reporting unit level. The first step compares the book value of the reporting unit to its fair value. If the book value of a reporting unit exceeds its fair value, we perform the second step. In the second step, we determine an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The difference between the total fair value of the reporting unit and the fair value of all the assets and liabilities other than goodwill is the implied fair value of that goodwill. Any impairment loss is measured as the excess of the book value of the goodwill over the implied fair value of that goodwill. For the years ended December 31, 2008, 2007 and 2006, no goodwill impairment charges resulted from our required annual impairment tests.

The carrying value of long-lived assets is reviewed periodically to determine if events or circumstances have changed which may indicate that the assets may be impaired or the useful life may need to be changed. The Company considers internal and external factors relating to each asset, including expectation of future profitability, undiscounted cash flows and its plans with respect to the operations. An impairment loss is measured by the amount the estimated fair value of the asset exceeds its net carrying value.

Environmental Spending

Environmental spending is capitalized if such spending qualifies as property, plant and equipment, substantially increases the economic value or extends the useful life of an asset. All other such spending is expensed as incurred, including fines and penalties incurred in connection with environmental violations.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental spending relating to an existing condition caused by past operations is expensed. Liabilities are accrued when environmental assessments are probable, and the costs can be reasonably estimated. Generally, timing of these accruals coincides with completion of a feasibility study or commitment to a formal plan of action.

Capitalized Software Costs

The Company capitalizes certain purchases of software and software development and installation costs in connection with major projects of software development for internal use. These costs are included in other assets on the consolidated balance sheets and are amortized using the straight-line method over the estimated useful life not to exceed 7 years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred. Amortization of capitalized software was $3.8 million, $2.4 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Accumulated amortization of capitalized software costs was $33.4 million and $31.7 million at December 31, 2008 and 2007, respectively.

Business Tax Credits

Business tax credits represent value added tax credits receivable and similar assets, such as Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, in Brazil. Business tax credits are generated when value-added taxes, or VAT, are paid on purchases. VAT and similar taxes are collected from customers on certain sales. In some jurisdictions, export sales do not require VAT tax collection. The Company currently expects the business tax credits recorded at December 31, 2008, to be fully recoverable.

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

In connection with income tax assessments or unrecognized tax benefits, the Company classifies penalties as provision for income taxes and interest as interest expense in its consolidated statements of income (loss).

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2004. In France, SMF and its subsidiaries form a consolidated income tax group, and SMH and SMI form a separate consolidated income tax group, while LTRI has separately filed its own income tax return. Following a legal reorganization during 2008, LTRI joined the SMF tax group effective January 1, 2009.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Suspension of additional benefits for future service is considered a curtailment under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits," and if material, necessitates a remeasurement of plan assets and PBO. As part of a remeasurement, the Company adjusts its discount rates and other actuarial assumptions, such as retirement, turnover and mortality table assumptions, as appropriate.

The Company recognized the unfunded status of its postretirement plans, measured as the difference between the PBO and plan assets at fair value, in its consolidated balance sheet as of December 31, 2006 upon its adoption of SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans."

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), as well as charges and credits directly to stockholders' equity, which are excluded from net income (loss). The Company has presented comprehensive income (loss) in the consolidated statements of changes in stockholders' equity and comprehensive income (loss).

Components of accumulated other comprehensive income (loss) were as follows (dollars in millions):

	December 31,
	2008	2007
Accumulated pension and OPEB liability adjustments, net of income tax of $25.0 million and $12.0 million at December 31, 2008 and 2007, respectively	$(42.5)	$(20.7)
Accumulated unrealized foreign currency translation adjustments	11.9	40.6

Accumulated other comprehensive income (loss)	$(30.6)	$19.9

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the components of accumulated other comprehensive income (loss) were as follows (dollars in millions):

	For the Years Ended December 31,
	2008			2007			2006
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$(34.9)	$13.1	$13.2	$(21.8)	$(5.0)	$8.2	$4.2	$(1.6)	$2.6
Effect of adoption of SFAS No. 158	—	—	—	—	—	—	(13.7)	5.0	(8.7)
Unrealized foreign currency translation adjustments	(29.3)	0.6	(28.7)	32.8	—	32.8	23.4	—	23.4

Total	$(64.2)	$13.7	$(50.5)	$46.0	$(5.0)	$41.0	$13.9	$3.4	$17.3

Treasury Stock

Common Stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the weighted-average cost basis.

Employee Stock Options

The Company calculates stock option expense based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004), "Share Based Payment," or SFAS No. 123R. Stock options have not been granted since 2005 and are not expected to be utilized by the Company in the future.

A summary of the status of stock options outstanding as of December 31, 2008 and changes during the 3 years then ended is presented in Note 14, Stockholders' Equity.

Restricted Stock

The Company's restricted stock grants generally vest upon completion of a specified period of time. The fair value of each award is equal to the share price of the Company's stock on the date of the grant as defined in SFAS No. 123R. This cost is recognized over the vesting period of the respective award. As of December 31, 2008, there was $0.8 million of unrecognized compensation cost related to outstanding restricted stock awards, the balance for which is included as an offset to additional paid-in-capital on the consolidated balance sheet. A summary of outstanding restricted stock awards as of December 31, 2008 and 2007 is included in Note 14, Stockholders' Equity.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fair Value Option

The Company has elected not to measure any of its financial instruments or certain commitments at fair value in accordance with SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115."

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted the provisions related to financial assets and liabilities of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 157, "Fair Value Measurement." SFAS No. 157 defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." Adoption of SFAS No. 157 related to financial assets and liabilities on January 1, 2008 had no effect on the Company's consolidated financial position. The provisions of SFAS No. 157 related to non-financial assets and liabilities will become effective for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 related to non-financial assets and liabilities to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, which is a revision of SFAS No. 141, "Business Combinations." SFAS No. 141R applies prospectively to business combinations after the beginning of the first annual reporting period beginning on or after December 15, 2008. The objective of SFAS No. 141R is to improve the reporting requirements of business combinations and their effects. To accomplish this, SFAS No. 141R establishes the principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and noncontrolling interest in the acquiree, (b) recognizes and measures goodwill in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The impact of this standard on the Company's consolidated financial statements will depend on the nature, terms and size of acquisitions entered into on or after January 1, 2009.

During December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," an amendment of Accounting Research Bulletin No. 51,"Consolidated Financial Statements," effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The objective of SFAS No. 160 is to improve the reporting requirements for noncontrolling or minority interests by requiring: (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement, (c) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, (d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and (e) sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial position and results of operation.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities," an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The Company is evaluating the impact of the adoption of SFAS No. 161.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," or FSP 132R-1. FSP 132R-1 enhances the required disclosures about plan assets in an employer's defined benefit pension or other postretirement plan, including investment allocations decisions, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risks within plan assets. FSP 132R-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company is evaluating the impact of the adoption of FSP 132R-1.

Note 3. Accounts Receivable

Accounts receivable are summarized as follows (dollars in millions):

	December 31,
	2008	2007
Trade receivables	$72.3	$75.3
Business tax credits, including VAT and ICMS	10.7	20.2
Other receivables	4.9	5.7
Less allowance for doubtful accounts and sales discounts	(0.9)	(0.6)

Total	$87.0	$100.6

Note 4. Inventories

Inventories are valued at the lower of cost using the First-In, First-Out, or FIFO, and weighted average methods, or market. The Company's inventoriable costs primarily include pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of mill overhead costs. Machine start-up costs or abnormal machine shut downs are expensed in the period incurred and are not inventoried. The definition of market value, with respect to all inventories, is replacement cost or net realizable value. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsaleable inventory. The Company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. At December 31, 2008 and 2007, the Company had inventory reserves of $5.2 million and $5.9 million, respectively.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following schedule details inventories by major class (dollars in millions):

	December 31,
	2008	2007
Raw materials	$34.7	$39.5
Work in process	25.7	25.4
Finished goods	35.3	44.8
Supplies and other	22.7	21.5

Total	$118.4	$131.2

Note 5. Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Interest is capitalized as a component of the cost of construction for large projects. Expenditures for betterments are capitalized whereas normal repairs and maintenance are expensed as incurred. Property, other than land, is depreciated on the straight-line method for financial reporting purposes. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the balance sheet, and any gain or loss on the transaction is normally included in cost of products sold.

Property, plant and equipment (and related depreciable lives) consisted of the following (dollars in millions):

	December 31,
	2008	2007
Land and improvements	$18.1	$20.0
Buildings and improvements (20 to 40 years or remaining life of relevant lease)	128.7	142.9
Machinery and equipment (5 to 20 years)	650.4	672.9
Construction in progress	7.4	32.2

Gross Property	804.6	868.0
Less: Accumulated Depreciation	396.8	412.0

Property, Plant and Equipment, net	$407.8	$456.0

Depreciation expense was $41.0 million, $39.9 million and $40.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, management determined the recent and projected losses at its Malaucene facility in France and the shut-down of a paper machine at PdM constituted events requiring tests be performed for the recoverability of these long-lived assets. Based on analyses of the net book values and the fair market values, the Company's French segment recorded pre-tax, non-cash impairment charges totaling $13.5 million, of which $5.9 million was for buildings and improvements and $7.6 million was for machinery and equipment. In 2008, the company also recognized $0.5 million in impairment charges for buildings at its Lee Mills in Lee, Massachusetts due to lower estimated fair value as of December 31, 2008. Fair values were estimated using discounted cash flows, market values or salvage value depending on the asset. These impairment charges are presented in restructuring and impairment expense on the consolidated statements of income (loss).

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The U.S. segment recognized $10.7 million of impairment charges during 2007 related to land, buildings and machinery and equipment located at the Lee Mills. This impairment charge was recorded in conjunction with restructuring activities in the United States. See Note 9, Restructuring Activities, for more information.

Note 6. Goodwill and Intangible Assets

The Company evaluates goodwill for impairment as least once per year during the fourth quarter. Tests during the fourth quarters of 2008 and 2007 resulted in no impairment. The changes in the carrying amount of goodwill for each segment for the year ended December 31, 2008, were as follows (dollars in millions):

	France	Brazil	Total
Balance as of January 1, 2008	$1.7	$1.1	$2.8
Goodwill acquired during the year	6.4	—	6.4
Foreign currency translation adjustments	(0.7)	—	(0.7)

Balance as of December 31, 2008	$7.4	$1.1	$8.5

The gross carrying amount and accumulated amortization for amortizable intangible assets consisted of the following (dollars in million):

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Customer-related intangibles (French Segment)	$10.0	$2.9	$7.1

    *
    Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $2.5 million for the year ended December 31, 2008. The company had no intangible assets other than goodwill prior to 2008. The Company's customer-related intangibles are amortized to expense using the 150 percent declining balance method over a 6-year life. Estimated amortization expense for the next 5 years is as follows (in millions of dollars): 2009—$2.1 million, 2010—$1.9 million, 2011—$1.6 million, 2012—$1.2 million, and 2013—$0.4 million.

Note 7. Joint Venture with CNTC

The Company's joint venture with CNTC, China Tobacco Mauduit (Jiangmen) Paper Industry Co. LTD, or CTM, completed construction of a paper mill in the second quarter of 2008. The mill has 2 paper machines which produce cigarette paper and porous plug wrap. CTM pays to each the Company and CNTC a 1 percent royalty on gross sales of cigarette and porous plug wrap papers. CTM sells its products to CNTC and its subsidiaries. During mill construction in the three years ended December 31, 2008, the Company provided technical consulting services to CTM for $2.0 million, $2.0 million and $1.4 million for 2008, 2007 and 2006, respectively.

The Company uses the equity method to account for its 50 percent ownership interest in CTM. At both December 31, 2008 and 2007, the Company's equity investment in CTM was $15.4 million. The Company's share of the net loss was included in loss from equity affiliates within the consolidated statements of income (loss). Below is summarized balance sheet information as of December 31, 2008 and 2007, and

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income statement information of the China joint venture for the years ended December 31, 2008, 2007 and 2006 (dollars in millions):

    Balance Sheet Information

	December 31,
	2008	2007
		(unaudited)
Current assets	$11.3	$5.6
Noncurrent assets	90.2	65.6
Current debt	13.8	14.2
Other current liabilities	4.4	5.7
Long-term debt	52.0	19.0
Other long term liabilities	0.4	—
Stockholders' equity	$30.9	$32.3

    Statement of Operations Information

	For the Year Ended December 31,
	2008	2007	2006
		(unaudited)	(unaudited)
Net sales	$3.3	$—	$—
Gross loss	(5.7)	—	—
Net loss	$(7.9)	$(0.2)	$(0.3)

Schweitzer-Mauduit made capital contributions to CTM of $1.9 million, $12.8 million and $2.9 million in 2008, 2007 and 2006, respectively.

Note 8. Other Assets

Other assets consisted of the following (dollars in millions):

	December 31,
	2008	2007
Capitalized software costs, net of accumulated amortization	$18.6	$17.0
Businesses tax credits, including VAT and ICMS	8.2	8.0
Grantor trust assets	3.6	5.4
Assets held for sale	2.9	2.9
Other assets	1.8	5.1

Total	$35.1	$38.4

Grantor trust assets consist primarily of cash surrender values in company-owned life insurance policies held by a trust to be used for the eventual payment of employee deferred compensation.

As a result of the Company's decision to close the Lee Mills, the U.S. segment began to market certain properties not used in production. As a result, the Company reclassified $2.9 million related to those properties to assets held for sale, reported within other assets, from property, plant and equipment on the consolidated balance sheet as of December 31, 2008 and 2007.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Restructuring Activities

The Company initiated restructuring activities during 2006 and 2007 in France and the United States and during 2007 and 2008 in Brazil. Restructuring expenses related to all these actions totaled $8.6 million, $24.0 million and $21.1 million for 2008, 2007 and 2006, respectively. Restructuring and impairment expenses are presented on the consolidated statements of income (loss) and include non-restructuring impairments of $13.5 million in 2008. See Note 5, Property, Plant and Equipment for more information.

The following table summarizes the associated cash and non-cash pretax restructuring expense for 2008, 2007 and 2006 (dollars in millions):

	For the Years Ended December 31,
	2008	2007	2006	Total
France
Cash Expense
Severance and other employee related costs	$2.0	$8.3	$13.9	$24.2
Other	—	—	0.9	0.9
Non-cash Expense
Accelerated depreciation	1.5	2.1	1.0	4.6

Total France Restructuring Expense	3.5	10.4	15.8	29.7

United States
Cash Expense
Severance and other employee related costs	0.9	1.5	0.5	2.9
Other	0.5	—	0.1	0.6
Non-cash Expense
Asset impairment charges	0.8	10.7	0.5	12.0
Accelerated depreciation	—	1.0	4.2	5.2
(Gain) Loss on disposal of assets	(0.3)	—	—	(0.3)

Total United States Restructuring Expense	1.9	13.2	5.3	20.4

Brazil
Cash Expense
Severance and other employee related costs	1.3	0.4	—	1.7
Non-cash Expense
Asset impairment charges	1.9	—	—	1.9

Total Brazil Restructuring Expense	3.2	0.4	—	3.6

Summary
Total Cash Expense	4.7	10.2	15.4	30.3
Total Non-cash Expense.	3.9	13.8	5.7	23.4

Total Restructuring Expense	$8.6	$24.0	$21.1	$53.7

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring liabilities were classified within accrued expenses in each of the December 31, 2008 and December 31, 2007 consolidated balance sheets. Changes in the restructuring liabilities during 2008 and 2007 are summarized as follows (dollars in millions):

	2008	2007
Balance at beginning of year	$16.4	$13.9
Accruals for announced programs	4.7	10.2
Cash payments	(16.0)	(9.5)
Exchange rate impacts	0.3	1.8

Balance at end of year	$5.4	$16.4

On July 1, 2008, the Company announced the exit of the coated papers business in the Brazilian market and a resulting decrease of approximately 100 employees, or 16 percent, of the current workforce in Brazil, both effective July 2008. These actions resulted in $1.3 million of severance and other employee related costs during the third quarter of 2008 and $1.9 million of asset impairment charges during the second quarter of 2008.

In October 2007, the Company initiated a 3-part restructuring plan to reduce production capacity for tobacco-related papers in both France and the United States as well as to reduce employment levels in Brazil. The 3-part plan included the expected idling of a base tipping paper machine at Papeteries de Malaucène S.A.S., or PdMal, in Malaucène, France and the shutdown of the Company's entire operation in Lee, Massachusetts which began in May 2008 and has been completed. The PdMal base tipping paper machine was originally projected to be shutdown in 2008, but this has been postponed pending ongoing customer qualifications. The Company is in the process of transferring production from the Lee Mills to other facilities, primarily in Brazil, and has discontinued the sale of the majority of commercial and industrial papers formerly produced at the Lee Mills.

As a result of these restructuring actions, including the latest action in Brazil announced July 1, 2008, employment at the affected locations decreased by approximately 800 employees, over 20 percent from 2006 levels. The announced restructuring activities were substantially completed during 2008, except for the postponed shutdown of the PdMal base tipping paper machine which has been delayed pending ongoing customer negotiations.

Note 10. Debt

Total debt is summarized in the following table (dollars in millions):

	December 31,
	2008	2007
Credit Agreement
U. S. Revolver	$92.0	$69.0
Euro Revolver	44.6	—
French Employee Profit Sharing	11.4	17.0
Bank Overdrafts	23.6	6.7
Other	8.2	8.2

Total Debt	179.8	100.9
Less: Current debt	34.9	13.6

Long-Term Debt	$144.9	$87.3

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2008, the Company had availability under its Credit Agreement, of $69.7 million plus availability under bank overdraft facilities of $12.1 million for a total availability of $81.8 million; however, based on its debt covenant restrictions as of December 31, 2008, the Company was limited to borrowing only $76.5 million from its Credit Agreement, bank overdraft facilities or other sources without violating the most restrictive of those covenants.

Credit Agreement

The Company's Credit Agreement, which expires July 31, 2012, provides for a $95 million U.S. dollar revolving credit facility, or U.S. Revolver, and an 80 million euro revolving credit facility, or Euro Revolver. Borrowings under the U.S. Revolver increased to $92.0 million as of December 31, 2008 from $69.0 million as of December 31, 2007. Contractual availability under the U.S. Revolver decreased to $3.0 million as of December 31, 2008 from $26.0 million as of December 31, 2007. Borrowings under the Euro Revolver increased to 32.1 million euros, or $44.6 million, as of December 31, 2008 from zero as of December 31, 2007. Contractual availability under the Euro Revolver decreased to 47.9 million euros, or $66.6 million, as of December 31, 2008 from 80.0 million euros, or $111.3 million, as of December 31, 2007.

Under the Credit Agreement, interest rates are at market rates, based on the London Interbank Offered Rate, or LIBOR, for U.S. dollar borrowings and the Euro Interbank Offered Rate, or EURIBOR, for euro borrowings, plus an applicable margin that varies from 0.35 percent to 0.75 percent per annum depending on the Net Debt to Adjusted EBITDA Ratio, as defined in the Credit Agreement. As of December 31, 2008 and 2007, the applicable interest rate was 3.2% and 5.5%, respectively on its U.S. dollar borrowings under the Credit Agreement. As of December 31, 2008, the interest rate on Euro borrowings under the Credit Agreement was 5.4%. The Company incurs commitment fees at an annual rate of either 0.30 or 0.35 percent of the applicable margin on the committed amounts not drawn, depending on the Net Debt to Adjusted EBITDA Ratio as defined in the Credit Agreement. The Company also incurs utilization fees of 0.25 percent per annum when outstanding borrowings exceed 50 percent of the total credit facility.

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0. The Company was in compliance with all the financial covenants of the Credit Agreement as of December 31, 2008.

French Employee Profit Sharing

At both December 31, 2008 and 2007, long-term debt other than the U.S. Revolver and the Euro Revolver primarily consisted of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended to invest the funds in a financial institution or to invest the funds with their respective employer. To the extent that funds are invested with the Company, these amounts bear interest at the 5-year treasury note rate in France, 4.57 percent and 4.52 percent at December 31, 2008 and 2007, respectively, and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

Bank Overdraft and Other

The Company also has bank overdraft facilities totaling $35.7 million, of which $23.6 million was outstanding at December 31, 2008 and reported as current debt on the consolidated balance sheet. Interest

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is incurred on outstanding amounts at market rates and was 2.9% at December 31, 2008. No commitment fees are paid on the unused portion of these facilities.

Other debt consists of non-interest bearing French segment debt with deferred capital repayment from governmental and commercial institutions primarily related to environmental capital improvements and debt in Brazil from governmental financing programs and bank institution's advances on secured receivables. The Brazilian segment debt has market interest rates in Brazil ranging from 5 to 11 percent.

Interest Rate Swap Agreements

The Company maintains interest rate swap agreements on a portion of its long-term debt. As of December 31, 2008, the LIBOR rate component on $30.0 million and $8.0 million of the Company's variable-rate long-term debt was effectively fixed at 5.28 percent and 5.44 percent, respectively. The $30.0 million interest swap agreement expires on May 30, 2009, and the $8.0 million interest swap agreement expires on March 16, 2009. In January 2009, the Company entered into a 1-year agreement, effective March 16, 2009, to replace its $8 million swap agreement with a $17 million swap agreement with a fixed interest rate of 1.38 percent. Effective May 29, 2009, the Company's $30 million swap agreement will be fixed at 1.60 percent until May 30, 2010. The impact of the swap agreements on the consolidated financial statements was not material for the year ended December 31, 2008.

Principal Repayments

Under the Credit Agreement, the Company selects an "interest period" for each of its borrowings under the U.S. Revolver and Euro Revolver. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company expects to continue to file notices of continuation related to its U.S. and Euro Revolver borrowings outstanding at December 31, 2008 such that those amounts are not expected to be repaid prior to the July 2012 expiration of the Credit Agreement. Following are the expected maturities for the Company's debt obligations as of December 31, 2008 (dollars in millions):

2009	$34.9
2010	9.3
2011	2.2
2012	130.6
2013	2.6
Thereafter	0.2

$179.8

Fair Value of Debt

At December 31, 2008 and 2007, the estimated fair value of the Company's current and long-term debt approximated the carrying amount. The carrying value of substantially all of the Company's outstanding debt approximated fair value since the interest rates were variable and based on current market indices.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Accrued Expenses

Accrued expenses consisted of the following (dollars in millions):

	December 31,
	2008	2007
Accrued salaries, wages and employee benefits	$46.7	$42.8
Accrued restructuring expenses	5.4	16.4
Accrued income taxes	5.5	8.4
Other accrued expenses	34.1	43.7

Total	$91.7	$111.3

Note 12. Income Taxes

An analysis of the provision (benefit) for income taxes follows (dollars in millions):

	For the Years Ended December 31,
	2008	2007	2006
Current income taxes:
U.S. Federal	$0.6	$1.1	$0.9
U.S. State	0.1	0.1	0.1
Foreign	19.7	12.9	5.4

	20.4	14.1	6.4

Deferred income taxes:
U.S. Federal	4.8	(3.2)	(1.5)
U.S. State	0.6	(0.4)	(0.2)
Foreign	(27.7)	(10.0)	(8.9)

	(22.3)	(13.6)	(10.6)

Total	$(1.9)	$0.5	$(4.2)

Income (loss) before income taxes, minority interest and loss from equity affiliates included income (loss) of $(25.9) million in 2008, $6.7 million in 2007 and $0.8 million in 2006 from operations outside the United States.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows (dollars in millions):

	For the Years Ended December 31,
	2008			2007		2006
	Amount		Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rate	.$	1.1	35.0%	$4.2	35.0%	$(0.2)	35.0%
Tax benefits of foreign legal structure.		(4.2)	(138.3)	(3.2)	(26.6)	(3.1)	442.9
Net deferred tax expense from legal entity reorganization		1.2	40.0	—	—	—	—
Adjustments of U.S. foreign tax credits and corresponding valuation allowances		—	—	—	—	0.2	(35.0)
Other foreign taxes, net		0.8	26.7	(0.1)	(0.8)	(0.6)	85.7
Other, net		(0.8)	(26.7)	(0.4)	(3.4)	(0.5)	71.4

Provision (benefit) for income taxes.		$(1.9)	63.3%	$0.5	4.2%	$(4.2)	600.0%

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

The Company reorganized its legal entity structure in 2008. In conjunction with this reorganization, the Company decided that the undistributed earnings of LTRI will be permanently reinvested resulting in a net deferred income tax charge of $1.2 million.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax assets (liabilities) were comprised of the following (dollars in millions):

	December 31,
	2008	2007
Current deferred income tax assets attributable to:
Inventories	$(0.1)	$0.8
Postretirement and other employee benefits.	1.7	4.4
Other accrued liabilities	3.8	1.3
Valuation allowances	—	(0.1)
Other	0.9	(0.3)

Net current deferred income tax assets	$6.3	$6.1

Noncurrent deferred income tax assets attributable to:
Operating loss and tax credit carryforwards	$19.0	$11.4
Postretirement and other employee benefits	20.2	9.4
Accumulated depreciation and amortization	(10.6)	(3.6)
Valuation allowances	(5.8)	(6.3)
Other	3.6	4.3

Net noncurrent deferred income tax assets	$26.4	$15.2

Noncurrent deferred income tax liabilities attributable to:
Accumulated depreciation and amortization	$(61.9)	$(73.5)
Operating loss and tax credit carryforwards	55.2	45.5
Postretirement and other employee benefits	6.1	5.4
Other	(10.4)	(2.4)

Net noncurrent deferred income tax liabilities	$(11.0)	$(25.0)

The net noncurrent deferred income tax assets relate to the U.S., Spanish, and Brazilian and Philippine tax jurisdictions and the net noncurrent deferred income tax liabilities relate to the French, Indonesian and Canadian tax jurisdictions. Total deferred income tax assets were $117.2 million and $86.4 million at December 31, 2008 and 2007, respectively. Total deferred income tax liabilities were $95.5 million and $90.1 million at December 31, 2008 and 2007, respectively.

Under French tax law, NOLs incurred through 1994 by SMF subsidiaries unrelated to the Company's businesses were retained by SMF as of January 1, 1995 following SMF's distribution of those subsidiaries to Kimberly-Clark Corporation in the 1995 spin-off of Schweitzer-Mauduit. Additional NOLs have been generated due to operating losses incurred in recent periods in Brazil, France and the Philippines as a result of lower operating earnings together with substantial restructuring expenses incurred in Brazil and France. Also, NOLs have been generated since 2003 by the SMH tax group in France and by SM-Spain since its formation in 1997.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the changes in the Company's NOLs and the related noncurrent deferred income tax asset and valuation allowance for the years ended December 31, 2008, 2007 and 2006 (dollars in millions):

	NOLs	Total Asset	Valuation Allowance	Net Asset
Amount at December 31, 2005	$54.2	$18.4	$(2.5)	$15.9
2006 generated, net of utilization	39.8	13.5	(0.2)	13.3
Currency translation effect	7.7	2.6	(0.3)	2.3

Amount at December 31, 2006	101.7	34.5	(3.0)	31.5
2007 generated, net of utilization	31.6	10.8	(0.5)	10.3
Currency translation effect	14.6	5.1	(0.4)	4.7

Amount at December 31, 2007	147.9	50.4	(3.9)	46.5
2008 generated, net of utilization	74.0	25.4	(0.4)	25.0
Currency translation effect	(18.4)	(6.5)	0.3	(6.2)

Amount at December 31, 2008	$203.5	$69.3	$(4.0)	$65.3

Under current tax laws, remaining NOLs in France and Brazil carry forward indefinitely, NOLs in the Philippines expire 3 years subsequent to the year generated and NOLs in Spain expire the later of 15 years subsequent to the year generated or 15 years subsequent to the first year of taxable income in Spain (which was 2000). Of the $203.5 million of NOLs available at December 31, 2008, $0.6 million and $1.5 million will expire in 2009 and 2010, respectively, if not utilized against taxable income in the Philippines, and $11.3 million will expire from 2015 to 2023 if not utilized against taxable income in Spain. Valuation allowances related to NOLs in Spain totaled $4.0 million as of December 31, 2008, fully reserving the related deferred tax asset in Spain. The remaining $190.1 million of NOLs are in France and Brazil and have no expiration date. Although realization is not assured, the Company believes it is more likely than not that the net deferred tax asset of $65.3 million, all of which relates to the NOLs in France, Brazil and the Philippines, will be realized. The Company's assumptions, judgments and estimates relative to the valuation of these net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount and category of future taxable income and tax planning strategies. Actual future operating results and the underlying amount and category of income in future periods could differ from the Company's current assumptions, judgments and estimates. However, continued or future operating losses, particularly in Brazil and the Company's paper operations in France, could result in recording a valuation allowance in a future period. If at a future date the Company determines that the weight of the positive evidence is not sufficient to overcome the negative evidence, a valuation allowance against the Company's deferred tax assets to reduce these net deferred tax assets to an amount we believe will more likely than not be realizable would be recorded in the period such determination is made.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the deferred income tax assets related to operating loss and tax credit carryforwards and associated valuation allowances as of December 31, 2008 (dollars in millions):

	Total Asset	Valuation Allowance	Net Asset
Net operating loss carryforwards	$69.3	$(4.0)	$65.3
Foreign tax credits, federal research and U.S. states tax credit carryforwards	2.2	(1.8)	0.4
Federal AMT credit carryforwards	2.7	—	2.7

	$74.2	$(5.8)	$68.4

In addition to the NOLs above, the Company has federal research credits, certain state credits, primarily for investments in fixed assets in those states, and AMT credits at December 31, 2008. The Company expects to fully utilize all foreign tax credits generated in the current year and unexpired foreign tax credit carryfowards from prior years. Foreign tax credits carryforward 10 years from the date generated. Estimated federal research credits and various U.S. state credits totaled $2.2 million as of December 31, 2008, of which the Company has estimated that $0.4 million of these credits will be realized prior to their expiration and thus have a valuation allowance of $1.8 million at December 31, 2008. The Company's U.S. federal AMT credits carry forward indefinitely and no valuation allowance has been recorded on the related $2.7 million deferred tax asset at December 31, 2008.

The Company adopted the provisions of FIN 48 effective January 1, 2007. Adoption of FIN 48 had no cumulative effect on the Company's consolidated financial position at January 1, 2007. At January 1, 2007, December 31, 2007 and December 31, 2008, the Company had no significant unrecognized tax benefits related to income taxes.

Note 13. Postretirement and Other Benefits

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

In May 2006, all affected hourly employees at the Lee Mills were notified that the further accrual of benefits under their defined benefit pension plan would be frozen as of July 17, 2006. The Lee Mills action necessitated a remeasurement of the Company's accumulated benefit obligation, or ABO, under the U.S. pension plan and resulted in a curtailment gain of $0.1 million during the second quarter of 2006. During July 2007, benefits related to the defined benefit pension plan for hourly employees at the Spotswood mill were frozen effective as of December 31, 2007. During December 2008, benefits related to the defined benefit and pension plan for hourly employees at the Ancram mill were frozen effective December 31, 2008.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The U.S. segment also has unfunded healthcare and life insurance benefit plans, or OPEB plans, which cover substantially all of its retirees. Certain employees, who were "grandfathered" and retained benefits under the terms of the Company's plans prior to certain past amendments, receive retiree healthcare coverage at rates subsidized by the Company. For other eligible employees, retiree healthcare coverage access is offered at full cost to the retiree. The postretirement healthcare plans include a limit on the U.S. segment's share of costs for current and future retirees. The U.S. segment's retiree life insurance plans are noncontributory. The Company's Canadian postretirement benefits liability is immaterial and therefore is not included in these disclosures.

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

Restructuring activities in the French segment necessitated a remeasurement of the ABO under the French pension plan and resulted in a curtailment gain of $0.4 million in 2007, which was recorded as a reduction in 2007 restructuring expense.

U.S. and French Pension and U.S. Other Postretirement Benefit Disclosures

The U.S. pension and OPEB plans and French pension plans accounted for approximately 97 percent of the Company's total plan assets and approximately 99 percent of the Company's total ABO at December 31, 2008 for the Company and all of its consolidated subsidiaries.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company uses a measurement date of December 31 for its pension plans in the United States and France and other postretirement healthcare and life insurance benefit plans in the United States. The funded status of these plans as of December 31, 2008 and 2007 was as follows (dollars in millions):

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2008	2007	2008	2007	2008	2007
Change in Projected Benefit Obligation, or PBO:
PBO at beginning of year	$107.0	$111.9	$46.2	$43.6	$12.7	$13.2
Service cost	0.3	1.0	1.7	1.7	0.2	0.2
Interest cost	6.7	6.6	2.2	1.8	0.8	0.8
Actuarial (gain) loss	1.1	(4.0)	1.3	0.2	(0.5)	0.4
Participant contributions	—	—	—	—	0.9	0.7
Curtailment benefit	—	(3.2)	(0.3)	(1.4)	—	—
Gross benefits paid	(6.4)	(5.3)	(9.4)	(4.4)	(2.5)	(2.6)
Currency translation effect	—	—	(1.8)	4.7	—	—

PBO at end of year	$108.7	$107.0	$39.9	$46.2	$11.6	$12.7

Change in Plan Assets:
Fair value of plan assets at beginning of year	$94.8	$84.2	$31.3	$30.3	$—	$—
Actual return on plan assets	(27.4)	8.9	(0.5)	2.6	—	—
Employer contributions	4.9	7.0	(0.3)	(0.4)	1.6	1.9
Participant contributions	—	—	—	—	0.9	0.7
Gross benefits paid	(6.4)	(5.3)	(9.4)	(4.4)	(2.5)	(2.6)
Currency translation effect	—	—	(0.7)	3.2	—	—

Fair value of plan assets at end of year	$65.9	$94.8	$20.4	$31.3	$—	$—

Funded status at end of year	$(42.8)	$(12.2)	$(19.5)	$(14.9)	$(11.6)	$(12.7)

The PBO and ABO exceeded the fair value of pension plan assets for the Company's U.S. and French defined benefit pension plans as of December 31, 2008 and 2007, as follows (dollars in millions):

	United States		France
	2008	2007	2008	2007
PBO	$108.7	$107.0	$39.9	$46.2
ABO	108.7	106.0	34.0	37.3
Fair value of plan assets	65.9	94.8	20.4	31.3

As of December 31, 2008, the pre-tax amounts in accumulated other comprehensive loss that have not been recognized as components of net periodic benefit cost for the U.S. and French pension plans and other postretirement benefit plans in the United States are as follows (dollars in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Accumulated loss	$57.7	$15.0	$2.3
Prior service credit	—	0.5	(0.8)

Accumulated other comprehensive loss	$57.7	$15.5	$1.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts in accumulated other comprehensive loss at December 31, 2008, which are expected to be recognized as components of U.S. and French net periodic benefit cost in 2009 are as follows (dollars in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Amortization of accumulated loss	$3.6	$0.7	$(0.2)
Amortization of prior service credit	—	0.1	0.1

Total	$3.6	$0.8	$(0.1)

Assumptions are used to determine the Company's benefit obligations. The rate used to discount the Company's PBO back to a present value is called the discount rate. The discount rate fluctuates from year to year based on current market interest rates for high-quality fixed-income investments. The Company also evaluates the expected average duration of its pension obligations in determining its discount rate. A change in the discount rate assumption of 25 basis points would change the Company's estimated 2009 U.S. pension expense by approximately $0.2 million and have a nominal effect on the Company's estimated 2009 French pension expense. An assumed long-term rate of compensation increase is also used to determine the PBO. The weighted average assumptions used to determine benefit obligations as of December 31, 2008 and 2007 were as follows:

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2008	2007	2008	2007	2008	2007
Discount rate	6.30%	6.40%	5.75%	5.20%	6.30%	6.40%
Rate of compensation increase	N/A	3.50%	2.25%	2.25%	—	—

To measure the U.S. postretirement healthcare benefit obligation, the following assumptions were used at December 31, 2008 and 2007:

	2008	2007
Health care cost trend assumed for next year	8.00%	8.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2013

A 100 basis point increase or decrease in the healthcare cost trend rate would have a nominal effect on the total of the service and interest cost components of the postretirement benefit obligation, as well as the total postretirement benefit obligation, at December 31, 2008.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net pension and postretirement healthcare and life insurance benefit costs for U.S. employees and net pension benefit costs for French employees for the years ended December 31, 2008, 2007 and 2006 were as follows (dollars in millions):

	Pension Benefits						OPEB Benefits
	United States			France			United States
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Service cost	$0.3	$1.0	$1.5	$1.7	$1.7	$1.9	$0.2	$0.2	$0.3
Interest cost	6.7	6.6	6.6	2.2	1.8	1.7	0.8	0.8	0.7
Expected return on plan assets	(8.1)	(7.6)	(7.0)	(1.3)	(1.4)	(1.3)	—	—	—
Amortizations and other	1.3	1.9	2.0	0.7	0.9	0.7	—	—	—
Curtailment credit	—	(0.1)	(0.1)	(0.3)	(0.4)	—	—	—	—

Net periodic benefit cost	$0.2	$1.8	$3.0	$3.0	$2.6	$3.0	$1.0	$1.0	$1.0

Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The expected long-term rate of return on plan assets is used to reduce the expected gross periodic cost of the Company's benefits by that amount expected to be earned on assets of the plan. The expected long-term target rate of return on plan assets is based upon the Company's projected investment mix of plan assets, the assumption that future returns will be close to the historical long-term rate of return experienced for equity and fixed income securities and a 10 to 15 year investment horizon, so that fluctuations in the interim should be viewed with appropriate perspective. A change in the long-term rate of return assumption of 25 basis points would change the Company's estimated 2009 U.S. pension expense by approximately $0.2 million and have a nominal effect on French pension expense. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Pension Benefits								OPEB Benefits
	United States					France			United States
	2008	2007		2006		2008	2007	2006	2008	2007	2006
Discount rate	6.40%	6.40	%(1)	6.50	%(2)	5.75%	5.20%	4.30%	6.40%	6.0%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.75%		9.00%		4.75%	4.75%	4.75%	—	—	—
Rate of compensation increase	3.50%	3.50%		3.50%		2.25%	2.25%	3.00%	—	—	—

(1)
For the period of August 1, 2007 to December 31, 2007, the discount rate was increased to 6.40 percent from 6.00 percent.

(2)
For the period of June 1, 2006 to December 31, 2006, the discount rate was increased to 6.50 percent from 5.75 percent.

The Company's investment strategy with respect to its U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure the plans' fiscal health. The Company's investment strategy with respect to its French pension plan assets is to invest plan assets at a low level of risk. The primary goal of the Company's pension plans is to maintain the highest probability of assuring future benefit payments to participants while providing growth of capital in real terms. To achieve this goal, the investment philosophy is to protect plan assets from large investment losses, particularly over

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

time, while growing the assets as fast as prudently possible. While there cannot be complete assurance that the objectives will be realized, the Company believes that the likelihood of realizing the objectives are reasonable based upon this investment philosophy. The Company has an investment committee that meets formally on a periodic basis to review the portfolio returns and to determine asset mix targets. The U.S. and French pension plan's asset target allocation by asset category for 2009 and actual allocation by asset category at December 31, 2008 and 2007 were as follows:

	United States			France
	2009 Target	December 31, 2008	December 31, 2007	2009 Target	December 31, 2008	December 31, 2007
Asset Category
Cash and cash equivalents	—%	2%	2%	5%	16%	25%
Equity securities*	60	58	60	25	26	25
Fixed income securities	15	14	18	65	55	50
Alternative investments**	25	26	20	5	3	—

Total	100%	100%	100%	100%	100%	100%

*
Target allocation for equity securities under the U.S. pension plan only for 2009 includes 15 percent in international equity securities and 10 percent in domestic small company equity securities with the balance of the allocation in domestic large company equity securities. None of the Company's pension plan assets are targeted for investment in SWM stock, except that it is possible that 1 or more mutual funds held by the plan could hold shares of SWM.

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

	United States
	Pension Benefits	Healthcare and Life Insurance Benefits	France Pension Benefits
2009	$9.6	$1.0	$2.0
2010	6.6	1.0	3.1
2011	6.9	1.0	3.2
2012	7.2	0.9	4.1
2013	7.6	0.9	0.9
2014-2018	41.7	4.8	24.0

The Company currently expects to contribute approximately $12 to $15 million during 2009 to its U.S. and French pension plans in order to help improve the funded status of these plans. The Company expects to pay $1 to $2 million during 2009 to cover its net U.S. postretirement healthcare and life insurance benefit payments.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Foreign Pension Benefits

In Brazil and Indonesia, employees are covered under government-administered programs. In the Philippines, the employee pension benefits are not significant and therefore are not included in the above disclosures.

Other Benefits

We sponsor a qualified defined contribution plan covering substantially all U.S. employees. Under the plan, the Company matches a portion of employee contributions. The Company's cost under the plan was $1.9 million, $1.6 million, and $1.5 million for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company provides U.S. executives, certain other key personnel and its directors the opportunity to participate in deferred compensation plans. Participating employees can elect to defer a portion of their salaries and certain other compensation. Participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as deferred stock unit credits. The Company's liability balance under these plans totaled $3.7 million and $5.6 million at December 31, 2008 and 2007, respectively, which were included on the consolidated balance sheet in other liabilities. In connection with these plans, as well as the Company's supplemental retirement and severance plans, the Company has a grantor trust into which it has contributed funds toward its future obligations under the various plans (See Note 8, Other Assets). The balance of grantor trust assets totaled $3.6 million and $5.4 million at December 31, 2008 and 2007, respectively, which were included in other assets on the consolidated balance sheet.

In accordance with French law, certain salaried employees in France may accumulate unused regular vacation and supplemental hours of paid leave that can be credited to an individual's Compte Epargne Temps, or CET. The CET account may grow over an individual's career and the hours accumulated may be withdrawn upon retirement or under other special circumstances at the individual's then current rate of pay. The balance of the Company's liability for this program reflected in the accompanying consolidated balance sheet in other liabilities was $7.3 million and $6.7 million at December 31, 2008 and 2007, respectively.

Note 14. Stockholders' Equity

Equity Participation Plan

The following table presents stock option activity for the years 2008, 2007 and 2006:

	2008		2007		2006
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	$821,085	$26.68	1,027,392	$25.59	1,162,592	$24.48
Forfeited	(3,500)	34.00	—	—	—	—
Exercised	(13,950)	15.69	(206,307)	21.24	(135,200)	16.01

Outstanding at end of year	803,635	26.84	821,085	26.68	1,027,392	25.59

Options exercisable at year-end	803,635	$26.84	813,085	$26.69	1,013,392	$25.59

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$13.00 to $19.35	93,714	1.7 years	$18.62	93,714	$18.62
$23.05 to $28.02	354,621	3.7	23.97	354,621	23.97
$30.17 to $34.55	355,300	5.5	31.87	355,300	31.87

$13.00 to $34.55	803,635	4.3 years	$26.84	803,635	$26.84

Restricted Stock Plan

Effective December 1999, the Company established a Restricted Stock Plan, or RSP, which is intended to promote its long-term financial success by attracting and retaining outstanding executive personnel and to motivate such personnel by means of restricted stock grants. The Compensation Committee of the Company's Board of Directors selects participants and establishes the terms of any grant of restricted stock. The Company's RSP provides that issuance of restricted stock immediately transfers ownership rights in shares of its Common Stock to the recipient of the grant, including the right to vote the shares and to receive dividends thereon, at a share price established by the Compensation Committee in its discretion. The recipient's continued ownership of and right to freely transfer the restricted stock is subject to such conditions on transferability and to such risks of forfeiture as are established by the Compensation Committee at the time of the grant, which may include continued employment with the Company for a defined period, achievement of specified management performance objectives or other conditions established by the Compensation Committee. The number of shares, which may be issued under this RSP, is limited to the lesser of 1,000,000 shares or the number of treasury shares held by the Company as of the date of any grant. No single participant may be awarded, in the aggregate, more than 50 percent of the shares authorized to be issued under the RSP. As of December 31, 2008, 371,981 restricted shares had been issued under the RSP of which 260,218 shares of issued restricted stock were not yet vested. The following table presents restricted stock activity for the years 2008 and 2007:

	2008		2007
	# of Shares	Weighted-Average Fair Value at Date of Grant	# of Shares	Weighted-Average Fair Value at Date of Grant
Nonvested restricted shares outstanding at January 1	77,572	$25.88	80,303	$25.62
Granted	203,965	24.06	33,000	26.56
Forfeited	(14,319)	23.84	(4,968)	26.16
Vested	(7,000)	27.83	(30,763)	22.84

Nonvested restricted shares outstanding at December 31	260,218	$24.44	77,572	$25.88

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Plan Performance Based Shares

The Company recognized $0.1 million and $4.1 million of compensation expense during 2008 and 2007, respectively, for 171,830 shares, net of forfeitures, of restricted stock awards that were earned under the 2007-2008 award opportunity under the Restricted Stock Plan, with an offsetting credit to additional paid-in-capital.

Basic and Diluted Shares Reconciliation

A reconciliation of the average number of common shares outstanding used in the calculations of basic and diluted net income (loss) per share follows (in thousands). There was no dilutive effect for potential common shares outstanding in 2006 because the Company had a net loss.

	For the Years Ended December 31,
	2008	2007	2006
Average number of common shares outstanding	15,339.7	15,529.4	15,393.5
Dilutive effect of:
—stock options	8.8	45.5	—
—restricted stock	171.7	146.0	—
—directors' deferred stock compensation	23.9	20.7	—

Average number of common and potential common shares outstanding	15,544.1	15,741.6	15,393.5

In 2008 and 2007, certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the Company's common shares during the respective periods, as summarized below (shares in thousands).

	For the Years Ended December 31,
	2008	2007
Average number of share equivalents not included	712.2	277.4
Weighted-average option price per share	$27.08	$31.79
Expiration date of options	2009- 2015	2008- 2015
Options outstanding at year-end not included	787.1	368.8

Note 15. Commitments and Contingencies

Leases

Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of 1 year as of December 31, 2008 are less than $1.2 million annually over each of the next 5 years and none thereafter. Rental expense under operating leases was $6.5 million for 2008, $5.7 million for 2007 and $5.5 million for 2006.

Other Commitments

The French segment has a minimum purchase agreement for wood pulp of $17.3 million during each of 2009 and 2010. The U.S. segment has an agreement to purchase $3.3 million in tobacco stems in 2009.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PdM has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $2 million per year through 2014. PdM's future purchases at this mill are expected to be at levels that exceed such minimum levels under the contract.

The Company enters into certain other immaterial contracts from time to time for the purchase of certain raw materials. The Company also enters into certain contracts for the purchase of equipment and related costs in connection with its ongoing capital projects, for which there were no material commitments at December 31, 2008.

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

During 2006, our Brazil segment, or SWM-B, and PdM separately entered into agreements for the transmission and distribution of energy. The SWM-B contract for the electrical energy supply is for the period May 1, 2006 to December 31, 2010 covering 100 percent of the mill's consumption of electrical energy. The value of the electric energy being provided under this contract is approximately $5 million annually. The PdM agreement provides for the supply of 100 percent of its requirements for natural gas and associated distribution to service its paper mill. The value of the natural gas and distribution to be provided under this contract is estimated at approximately $24.9 million and $11.5 million in 2009 and 2010, respectively.

As of December 31, 2008, the Company had issued guarantee instruments in connection with certain agreements and as required by regulatory agencies in connection with certain of its ongoing obligations, as follows: (i) The Company has a letter of credit to a standby trust of which the State of Massachusetts is the beneficiary in the principal amount of $1.5 million related to its ongoing obligation for post-closure monitoring and maintenance of a landfill site. The Company has a liability recorded at December 31, 2008 of $0.5 million based on its current estimate of the remaining costs to perform such post-closure care. (ii) Since 1995, the Company has issued an annual letter of credit to an insurance company, the current principal amount of which was $1.0 million as of December 31, 2008, in connection with its administration of its workers compensation claims in the United States, for which it has recorded a liability of $2.1 million at December 31, 2008. (iii) The Company has certain other letters of credit and surety bonds outstanding at December 31, 2008, which are not material either individually or in the aggregate.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, since the final resolution involves presentation of the matter to the Supreme Court of Brazil, it is not likely to be finally resolved in the near future. Based on the foreign currency exchange rate at December 31, 2008, the Assessment totaled approximately $20 to $21 million as of December 31, 2008, of which approximately $10 million is covered by the above-discussed indemnification. No liability has been recorded in the Company's consolidated financial statements for the Assessment based on its evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

In February 2004, SWM-B filed suit against the State of Rio de Janeiro in the 11th Court of Public sitting in Rio de Janeiro, case number 2004.001.022063-6, to recover ICMS credits previously reversed in 2000 following receipt of the Assessment. After the Assessment was filed against SWM-B, it changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of having received favorable lower court rulings to the Assessment, SWM-B petitioned the court for permission to offset overpaid ICMS taxes against current tax liabilities. The amount of the claim totals approximately $2 million, based on the foreign currency exchange rate at December 31, 2008. In August 2006, SWM-B filed an interlocutory appeal, which has not yet been ruled upon. As of December 31, 2008, no asset has been recorded for this potential recovery.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be resolved for several years.

Indemnification Matters

In connection with its spin-off from Kimberly-Clark in 1995, the Company undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to it that were not identified as excluded liabilities in the related agreements. As of December 31, 2008, there are no claims pending under this indemnification that the Company deems to be material.

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

The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada. For these purposes, the Company incurred total capital expenditures of $0.3 million in 2008, and expects to incur less than $1 million in each of 2009 and 2010, of which no material amount is the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on its financial condition or results of operations.

Note 16. Acquisition

In January 2008, 2 of the Company's French subsidiaries purchased the 28 percent minority interest in LTRI owned by Société Nationale d'Exploitation Industrielle des Tabacs et Allumettes, S.A., a subsidiary of Altadis, S.A., subsequent to which the Company owns 100 percent of LTRI's outstanding shares. Sole ownership of LTRI is expected to provide enhanced strategic flexibility and improved earnings and cash flow. The purchase price of 35.0 million euros, funded by borrowings under the Company's Euro Revolver, was allocated to the fair value of the assets acquired and liabilities assumed, including an allocation of $10 million to identifiable intangible assets. The excess of the purchase price over the fair value of the net

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets acquired resulted in goodwill of $6.4 million. The following table summarizes the final allocation, of the 35.0 million euros, or $51.3 million, purchase price for the acquisition (dollars in millions):

Purchase Price (35 million euros)		$51.3
Carrying Value		26.2

Step-Up in Basis		$25.1

Allocation of Step-Up in Basis:
Inventories	$0.1
Land	2.1
Tangible depreciable assets	16.2
Amortizable customer-related intangibles	10.0
Goodwill	6.4
Deferred income tax liability	(9.7)

Total Step-Up in Basis		$25.1

The Company is amortizing LTRI's customer-related intangibles using the 150 percent declining balance method over a 6-year amortizable life. The Company recorded amortization expense of $2.5 million during 2008. Additionally, the Company recorded $1.6 million of incremental depreciation expense as a result of the stepped-up bases in depreciable property, plant and equipment during 2008.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited pro forma condensed consolidated statement of income data for the year ended December 31, 2007 is presented for illustrative purposes only as a comparison versus the actual 2008 period reported herein. This pro forma data was prepared as though the minority interest acquisition had occurred on January 1, 2007, the beginning of the period presented. It is not necessarily indicative of the operating results that would have been achieved if the LTRI minority interest acquisition had occurred on January 1, 2007, nor is it indicative of future operating results. Pro forma financial information for 2008 is not presented since such pro forma income statement information is not materially different from the actual reported statements of income included herein.

	For the Year Ended December 31, 2007
(dollars in millions, except per share amounts)	Historical	Pro Forma Adjustments*	Pro Forma Results
Net sales	$714.8	$—	$714.8
Gross profit	108.1	(3.9)	104.2
Operating profit	17.9	(3.9)	14.0
Interest expense	5.9	2.3	8.2
Income Before Income Taxes, Minority Interest and Loss from Equity Affiliates	11.9	(6.2)	5.7
Provision (benefit) for income taxes	0.5	(2.1)	(1.6)
Minority interest in earnings of subsidiaries	8.0	(8.0)	—
Net Income	$3.4	$3.9	$7.3
Basic Net Income Per Share	$0.22	$0.25	$0.47
Diluted Net Income Per Share	$0.22	$0.24	$0.46

    *
    Pro forma adjustments primarily consist of incremental depreciation expense, amortization expense on intangible assets, interest expense, related income tax effects of these expenses and reversal of minority interest in earnings of subsidiaries.

Note 17. Segment Information

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

Tobacco industry products comprised approximately 90 percent of the Company's consolidated net sales in each of the years 2006 through 2008. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information about Sales, Profit and Assets

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements). The Company primarily evaluates segment performance and allocates resources based on operating profit (loss) and cash flow.

For purposes of the segment disclosure in the following tables, the term "United States" includes operations in the United States and Canada. The Canadian operations only produce flax fiber used as a raw material in the U.S. operations. The term "France" includes operations in France, Indonesia and the Philippines. Sales of products between segments are made at market prices and elimination of these sales is referred to in the following tables as intersegment sales. Expense amounts not associated with segments are referred to as unallocated expenses. Assets reported by segment represent assets which are directly used by that segment. Unallocated items and eliminations, net include immaterial balances of the Company's holding company in Spain.

(dollars in millions)

	Net Sales
	2008		2007		2006
France	$495.4	64.5%	$435.0	60.9%	$385.0	58.8%
United States	226.7	29.5	226.0	31.6	221.8	33.8
Brazil	70.5	9.2	73.0	10.2	67.3	10.3

Subtotal	792.6	103.2	734.0	102.7	674.1	102.9

Intersegment sales by:
France	(3.5)	(0.5)	(4.2)	(0.6)	(9.8)	(1.5)
United States	(4.9)	(0.6)	(2.8)	(0.4)	(1.2)	(0.2)
Brazil	(16.3)	(2.1)	(12.2)	(1.7)	(7.9)	(1.2)

Subtotal	(24.7)	(3.2)	(19.2)	(2.7)	(18.9)	(2.9)

Consolidated	$767.9	100.0%	$714.8	100.0%	$655.2	100.0%

	Operating Profit (Loss)						Total Assets
	2008		2007		2006		2008		2007
France	$17.1	101.2%	$27.1	151.4%	$8.1	152.8%	$462.6	63.5%	$482.8	62.3%
United States	19.3	114.2	5.0	27.9	5.2	98.1	194.2	26.7	199.9	25.8
Brazil	(9.7)	(57.4)	(3.3)	(18.4)	(0.7)	(13.2)	71.9	9.8	92.3	11.9

Subtotal	26.7	158.0	28.8	160.9	12.6	237.7	728.7	100.0	775.0	100.0
Unallocated items and eliminations, net	(9.8)	(58.0)	(10.9)	(60.9)	(7.3)	(137.7)	—	—	—	—

Consolidated	$16.9	100%	$17.9	100.0%	$5.3	100.0%	$728.7	100.0%	$775.0	100.0%

	Capital Spending						Depreciation and Amortization
	2008		2007		2006		2008		2007		2006
France	$25.0	70.8%	$27.1	56.8%	$5.2	54.2%	$17.9	61.0%	$22.8	53.9%	$21.2	48.8%
United States	9.0	25.5	9.6	20.1	3.3	34.4	12.4	25.0	15.5	36.6	17.8	41.0
Brazil	1.3	3.7	11.0	23.1	1.1	11.4	7.2	14.0	4.0	9.5	4.4	10.2

Consolidated	$35.3	100.0%	$47.7	100.0%	$9.6	100.0%	$37.5	100.0%	$42.3	100.0%	$43.4	100.0%

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information about Geographic Areas

Long-lived assets, excluding deferred income tax assets and certain other deferred charges, were $284.4 million, $98.7 million and $43.1 million in France, the United States and Brazil, respectively, as of December 31, 2008, and $304.8 million, $105.0 million and $63.2 million in France, the United States and Brazil, respectively, at December 31, 2007.

For purposes of the geographic disclosure in the following table, net sales are attributed to geographic locations based on the location of the Company's direct customers (dollars in millions):

	Net Sales
	2008	2007	2006
Europe and the former
Commonwealth of Independent States	$352.5	$302.5	$255.1
United States	181.7	178.8	159.6
Asia/Pacific (including China)	138.4	130.6	108.7
Latin America	61.2	69.9	80.3
Other foreign countries	34.1	33.0	51.5

Consolidated	$767.9	$714.8	$655.2

Note 18. Major Customers

Philip Morris USA Inc., Philip Morris International, BAT, JTI, and Imperial together with their respective affiliates and designated converters, accounted for 60 percent, 50 percent and 47 percent of the Company's 2008, 2007 and 2006 consolidated net sales, respectively. The loss of 1 or more such customers, or a significant reduction in 1 or more of these customers' purchases, could have a material adverse effect on the Company's results of operations.

Since January 1, 1993, the Company has been the single source of supply of Cigarette Papers to Altria Group's U.S. cigarette manufacturing operations, or Philip Morris USA. During December 2006, the Company provided Philip Morris USA with a notice of phase-out of the Second Amended and Restated Agreement for Fine Paper Supply, or SSA, between the 2 companies, effective December 31, 2006. Under the phase-out terms of the SSA, the Company was obligated to supply up to 100 percent of Philip Morris USA's annual cigarette, base tipping and plug wrap paper requirements for 2008 at current selling prices, which was subject to potential increases. Philip Morris USA was obligated to purchase from the Company at least 50 percent of its annual cigarette, base tipping and plug wrap paper requirements for 2008. The phase-out expired on December 31, 2008, and neither company has any further obligation under the SSA.

The Company also has an exclusive supply arrangement with Philip Morris USA for a jointly-developed banded cigarette paper that is used in lower ignition propensity, or LIP, cigarettes. The Company produces banded cigarette paper in sufficient quantities to support Philip Morris USA's commercial sales of LIP cigarettes. The notification of phase-out of the SSA does not affect the supply agreement between the Company and Philip Morris USA concerning banded cigarette paper used to produce LIP cigarettes. Under this agreement, Philip Morris USA is obligated to purchase 100 percent of its requirements for banded cigarette papers for a minimum period of 7 years, and the Company is obligated to supply such product for a minimum of 13 years.

In January 2008, we acquired the minority interest of LTRI. The Company had sales to the former minority shareholder of LTRI of $27.9 million and $21.6 million in 2007 and 2006, respectively.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Philip Morris USA, Phillip Morris International, BAT, JTI, and Imperial, together with their respective affiliates and designated converters accounted for 55 percent and 38 percent of consolidated trade accounts receivable at December 31, 2008 and 2007, respectively. Trade receivables due from China Tobacco accounted for 8 percent and 4 percent of consolidated trade receivables at December 31, 2008 and 2007, respectively.

The Company performs ongoing credit evaluations on all of its customers' financial condition and generally does not require collateral or other security to support customer receivables. Substantial portions of the Company's consolidated accounts receivable are due from companies in the tobacco industry, which has been and continues to be under substantial pressure from legal, regulatory and tax developments. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation, regulatory actions and additional taxes may have on the tobacco industry, its financial liquidity or relationships with its suppliers. Nor is it possible to predict what additional legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect the tobacco products industry in general.

Note 19. Supplemental Disclosures

Analysis of Allowances for Doubtful Accounts and Sales Discounts:
(dollars in millions)

	Balance at Beginning of Year	Charged to Expense	Write-offs and Discounts	Currency Translation	Balance at End of Year
For the Year Ended December 31, 2008
Allowance for doubtful accounts	$0.6	$0.7	$(0.2)	$(0.2)	$0.9

For the Year Ended December 31, 2007
Allowance for doubtful accounts	$0.5	$0.2	$(0.2)	$0.1	$0.6

For the Year Ended December 31, 2006
Allowance for doubtful accounts	$0.5	$0.2	$(0.2)	$—	$0.5
Allowance for sales discounts	—	0.1	(0.1)	—	—

Total	$0.5	$0.3	$(0.3)	$—	$0.5

Supplemental Cash Flow Information
(dollars in millions)

	For the Years Ended December 31,
	2008	2007	2006
Interest paid	$10.1	$6.6	$6.6
Interest capitalized	0.3	—	0.1
Income taxes paid	23.8	4.2	6.1
	At December 31,
	2008	2007	2006
Capital spending in accounts payable and accrued liabilities	$1.9	$7.4	$5.3

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Quarterly Financial Information (Unaudited)

The following tables summarize the Company's unaudited quarterly financial data for the years ended December 31, 2008 and 2007 (dollars in millions, except per share amounts):

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$189.8	$202.0	$199.2	$176.9	$767.9
Gross Profit	20.0	24.2	32.5	26.5	103.2
Restructuring and Impairment Expense	2.0	3.7	2.6	13.8	22.1
Operating Profit (Loss)	—	4.8	14.6	(2.5)	16.9
Net Income (Loss)	$(1.2)	$2.0	$6.7	$(6.8)	$0.7
Net Income (Loss) Per Share:
Basic	$(0.08)	$0.13	$0.44	$(0.44)	$0.05
Diluted	$(0.08)	$0.13	$0.43	$(0.44)	$0.04
	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$170.3	$171.8	$184.2	$188.5	$714.8
Gross Profit	28.3	26.0	30.4	23.4	108.1
Restructuring Expense (Income)	2.7	3.4	18.2	(0.3)	24.0
Operating Profit (Loss)	9.1	6.0	(3.0)	5.8	17.9
Net Income (Loss)	$4.2	$1.0	$(4.3)	$2.5	$3.4
Net Income (Loss) Per Share:
Basic	$0.27	$0.06	$(0.27)	$0.16	$0.22
Diluted	$0.27	$0.06	$(0.27)	$0.16	$0.22

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 as of December 31, 2006, the Company changed its method of accounting for defined benefit pension and other postretirement plans to conform to Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Post Retirement Plans."

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

Deloitte & Touche LLP
Atlanta, Georgia
March 6, 2009

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

Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K. Last year the Chief Executive Officer submitted a Section 12(a) CEO Certification to the NYSE and the Chief Executive Officer and Chief Financial Officer submitted the certification required under Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to the Form 10-K filed on March 7, 2008.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, is designed to provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Schweitzer-Mauduit International, Inc. have been detected. As of December 31, 2008, we had no material weaknesses based on our tests using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included herein.

Item 9B.    Other Information

Not applicable.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the internal control over financial reporting of Schweitzer-Mauduit International, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Schweitzer-Mauduit International, Inc. and subsidiaries as of and for the year ended December 31, 2008 and our report dated March 6, 2009 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP
Atlanta, Georgia
March 6, 2009

 PART III.

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information concerning our directors is hereby incorporated by reference to our 2009 Proxy Statement. Information with respect to our executive officers is set forth in Part I of this Form 10-K under the caption, "Executive Officers." Executive officers of Schweitzer-Mauduit are elected to hold office until the next annual meeting of the Board of Directors following the annual meeting of stockholders and until election of successors, subject to removal by the Board. There are no family relationships between any of the directors, or any of our executive officers.

Audit Committee Financial Expert

We have a standing audit committee, or the Audit Committee, in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of Messrs. McCullough (Chairman), Caldabaugh, and Finn. The Board of Directors has determined that Messrs. McCullough, Caldabaugh and Finn are "independent" as defined by the requirements of the New York Stock Exchange. The Board of Directors has also determined that Messrs. McCullough and Caldabaugh each qualify as an "audit committee financial expert" as defined under Item 407(d)(5)(ii) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10 percent of a registered class of its equity securities to file reports with the Securities and Exchange Commission regarding beneficial ownership of Common Stock and other equity securities of the Corporation. Officers, directors and greater than 10 percent stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Information concerning Section 16(a) beneficial ownership reporting is hereby incorporated by reference to our 2009 Proxy Statement.

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

Item 11.    Executive Compensation

The information in the section of the 2009 Proxy Statement captioned "Executive Compensation," including the item captioned "Comprehensive Compensation Discussion and Analysis," is incorporated in this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the sections of the 2009 Proxy Statement captioned "Security Ownership of Management" and "Security Ownership of Certain Beneficial Holders" is incorporated in this Item 12 by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information in the section of the 2009 Proxy Statement captioned "Certain Transactions and Business Relationships" is incorporated in this Item 13 by reference.

Item 14.    Principal Accountant Fees and Services

The information in the section of the 2009 Proxy Statement captioned "Audit Committee Report" is incorporated in this Item 14 by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)  Documents filed as part of this report:

1. Consolidated Financial Statements

The following reports and financial statements are filed herewith on the pages indicated:

2. Financial Statement Schedules

The financial statements of China Tobacco Mauduit (Jiangmen) Paper Industry Company Ltd. are filed as Exhibit 99.1 as part of this Form 10-K pursuant to Regulation S-X Rule 3-09.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

3. Exhibits

Exhibit Number		Exhibit
	3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10, dated September 12, 1995).
	3.2	By-Laws, as amended on and through April 24, 2003 (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2003).
	4.1	Form of Common Stock Certificate as of October 1, 2000 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000).
	4.2	Rights Agreement Amended and Restated as of October 1, 2000 (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2000).
	10.4	Outside Directors' Stock Plan Amended and Restated as of April 24, 2003 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2003).
	10.5	Annual Incentive Plan effective January 1, 2009, Amended and Restated (incorporated by reference to Exhibit 10.24 to Form 10-Q for the quarter ended June 30, 2008).
	10.6	Equity Participation Plan Amended and Restated as of April 26, 2001 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2000).
*	10.7	Long-Term Incentive Plan Amended and Restated effective as of January 1, 2009.
	10.8.1	Deferred Compensation Plan, Amended and Restated as of April 21, 2000 (incorporated by reference to Exhibit 10.8.1 to Form 10-Q for the quarter ended March 31, 2000).
	10.8.2	Deferred Compensation Plan for Non-Employee Directors, effective April 1, 2000 (incorporated by reference to Exhibit 10.8.2 to Form 10-Q for the quarter ended March 31, 2000).

Exhibit Number		Exhibit
	10.9	Restricted Stock Plan Amended and Restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.25 to Form 10-Q for the quarter ended June 30, 2008).
*	10.10	Supplemental Benefit Plan Amended and Restated as of December 4, 2008.
*	10.11	Executive Severance Plan Amended and Restated as of December 4, 2008.
	10.12.1	Second Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of July 1, 2000† (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000).
	10.12.2	Amended and Restated Technology Ownership, Technical Assistance and Technology License Agreement by and among Philip Morris Incorporated, Philip Morris Products, Inc. and Schweitzer-Mauduit International, Inc., effective as of July 1, 2000† (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000).
	10.12.3	Amended and Restated Addendum to Second Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer- Mauduit International, Inc. for Fine Paper Supply effective as of July 1, 2000† (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2000).
	10.12.4	Amendment No. 1 to the Second Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of May 23, 2002† (incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2002).
	10.12.5	Amendment No. 2 to the Second Amended and Restated Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of April 28, 2003† (incorporated by reference to Exhibit 10.12.5 to Form 10-Q for the quarter ended June 30, 2003).
	10.12.6	Amendment No. 3 to the Second Amended and Restated Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of August 11, 2003† (incorporated by reference to Exhibit 10.12.6 to Form 10-K for the year ended December 31, 2003).
	10.12.7	Amendment No. 6 to the Second Amended and Restated Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of December 31, 2004† (incorporated by reference to Exhibit 10.12.7 to Form 10-K for the year ended December 31, 2004).
	10.12.8	Amendment No. 5 to the Amended and Restated Addendum to Fine Papers Supply Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc., effective as of December 31, 2004† (incorporated by reference to Exhibit 10.12.8 to Form 10-K for the year ended December 31, 2004).
	10.12.9	Amendment No. 7 to the Second Amended and Restated Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of December 31, 2005†.
	10.12.10	Amendment No. 6 to the Amended and Restated Addendum to Fine Papers Supply Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc., effective as of December 31, 2005†.
	10.13	Natural Gas Supply Agreement, dated October 5, 2006, by and among Papeteries de Mauduit S.A.S. and ENI S.p.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006).

Exhibit Number		Exhibit
	10.14	Credit Agreement, dated July 31, 2006, by and among, Schweitzer-Mauduit International, Inc., Schweitzer-Mauduit France S.A.R.L. and a group of banks (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2006).
*	10.15	Deferred Compensation Plan No. 2 for Non-Employee Directors Amended and Restated as of December 4, 2008.
*	10.16	Deferred Compensation Plan No. 2 Amended and Restated as of December 4, 2008.
*	10.17	Summary of Non-Management Director Compensation.
*	10.18	Summary of Executive Officer Compensation.
	10.19	Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2004).
	10.20	Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2004).
	10.21	Stock Option Agreement (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2004).
*	10.22	Restricted Stock Agreement effective January 1, 2009.
	10.23	Electricity Supply Agreement, dated May 24, 2006, by and among, Schweitzer-Mauduit do Brasil, S.A. and Companhia Energetica do Sao Paulo, or CESP (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2006).
	14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended December 31, 2003).
*	21	Subsidiaries of the Company.
*	23.1	Consent of Independent Registered Public Accounting Firm.
*	23.2	Consent of Independent Registered Public Accounting Firm
*	24	Powers of Attorney.
*	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. F
*	99.1	Financial statements of China Tobacco Mauduit (Jiangmen) Paper Industry Company Ltd. for the years ended December 31, 2008, 2007 (unaudited) and 2006 (unaudited).

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
	By:	/s/ FREDERIC P. VILLOUTREIX Frédéric P. Villoutreix Chairman of the Board and Chief Executive Officer
Dated: March 6, 2009		(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ FREDERIC P. VILLOUTREIX Frédéric P. Villoutreix	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 6, 2009
/s/ PETER J. THOMPSON Peter J. Thompson	Treasurer, Chief Financial and Strategic Planning Officer (principal financial officer)	March 6, 2009
/s/ MARK A. SPEARS Mark A. Spears	Controller (principal accounting officer)	March 6, 2009
* Claire L. Arnold	Director	March 6, 2009
* K.C. Caldabaugh	Director	March 6, 2009
* William A. Finn	Director	March 6, 2009
* Richard D. Jackson	Director	March 6, 2009
* Robert F. McCullough	Director	March 6, 2009

*By:	/s/ JOHN W. RUMELY, JR. John W. Rumely, Jr. Attorney-In-Fact	March 6, 2009

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

BOARD OF DIRECTORS

 Claire L. Arnold[3,4]
Chief Executive Officer
Leapfrog Services, Inc.

 K.C. Caldabaugh[1,2,4]
Principal
Heritage Capital Group

 William A. Finn[2,3]
Chairman
AstenJohnson Holding Ltd.

 Richard D. Jackson[3,4]
Self-Employed Private
Investor

 Robert F. McCullough[2]
Self-Employed Private
Investor

 Frédéric P. Villoutreix
Chairman of the Board and
Chief Executive Officer
Schweitzer-Mauduit International Inc.	OFFICERS

 Michel Fievez
President — European Operations

 William R. Foust
Vice President — Administration

 Otto R. Herbst
Chief Operating Officer

 Wilfred A. Martinez
President — the Americas

 John W. Rumely, Jr.
General Counsel and Secretary

 Mark A. Spears
Controller

 Peter J. Thompson
Treasurer, Chief Financial and
Strategic Planning Officer

 Frédéric P. Villoutreix
Chief Executive Officer

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
Independent Registered Public Accounting Firm Deloitte & Touche LLP 191 Peachtree Street Atlanta, GA 30303

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
Stock Exchange The Common Stock of Schweitzer-Mauduit International, Inc. is listed on the New York Stock Exchange. The ticker symbol is SWM.	Annual Meeting The Annual Meeting of Stockholders will be held on April 23, 2009 at 11:00 a.m. at our Corporate Headquarters located at 100 North Point Center East, Suite 600, Alpharetta, Georgia.

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
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Dividends
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (LOSS) (dollars in millions, except per share and share amounts)
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in millions, except per share and share amounts)
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (dollars in millions, except per share amounts)
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions)
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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