Form 10-Q
period 2009-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2009-05-06
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
1-13948
(Commission file number)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1612879 (I.R.S. Employer Identification No.)

100 North Point Center East, Suite 600 Alpharetta, Georgia (Address of principal executive offices)	30022 (Zip code)
1-800-514-0186
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 15,288,771 shares of common stock, par value $0.10 per share, of the registrant outstanding as of April 30, 2009.

PART I
ITEM 1. FINANCIAL STATEMENTS
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008

Net Sales	$184.1	$189.8
Cost of products sold	142.5	169.8

Gross Profit	41.6	20.0

Selling expense	5.2	6.4
Research expense	1.8	2.0
General expense	11.5	9.6

Total nonmanufacturing expenses	18.5	18.0

Restructuring and impairment expense (Note 6)	0.3	2.0

Operating Profit	22.8	—

Interest expense	1.8	2.4
Other income (expense), net	0.2	(1.6)

Income (Loss) Before Income Taxes and Income (Loss) from Equity Affiliates	21.2	(4.0)

Provision (benefit) for income taxes (Note 11)	6.6	(2.6)
Income (loss) from equity affiliates	(1.3)	0.4

Net Income (Loss)	13.3	(1.0)
Less: Net income attributable to noncontrolling interest	—	0.2

Net Income (Loss) attributable to SWM	$13.3	$(1.2)

Net Income (Loss) Per Share:

Basic	$0.87	$(0.08)

Diluted	$0.87	$(0.08)

Cash Dividends Declared Per Share	$0.15	$0.15

Weighted Average Shares Outstanding:

Basic	15,098,700	15,408,200

Diluted	15,164,400	15,408,200
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$3.5	$11.9
Accounts receivable	83.2	87.0
Inventories	115.6	118.4
Other current assets	12.9	11.1

Total Current Assets	215.2	228.4

Property, Plant and Equipment, net	388.4	407.8
Deferred Income Tax Benefits	21.3	26.4
Intangible Assets and Goodwill	14.5	15.6
Investment in Equity Affiliates	14.1	15.4
Other Assets	34.7	35.1

Total Assets	$688.2	$728.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current debt	$20.5	$34.9
Accounts payable	49.5	64.5
Accrued expenses	86.9	91.7
Current deferred revenue	6.0	6.0

Total Current Liabilities	162.9	197.1

Long-Term Debt	141.4	144.9
Pension and Other Postretirement Benefits	61.3	67.3
Deferred Income Tax Liabilities	12.9	11.0
Deferred Revenue	10.5	12.3
Other Liabilities	17.4	18.7

Total Liabilities	406.4	451.3

Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 16,078,733 shares issued; 15,287,499 and 15,329,780 shares outstanding at March 31, 2009 and December 31, 2008, respectively	1.6	1.6
Additional paid-in-capital	65.5	64.6
Common stock in treasury, at cost, 791,234 and 748,953 shares at March 31, 2009 and December 31, 2008, respectively	(14.6)	(14.1)
Retained earnings	266.9	255.9
Accumulated other comprehensive loss, net of tax	(37.6)	(30.6)

Total Stockholders’ Equity	281.8	277.4

Total Liabilities and Stockholders’ Equity	$688.2	$728.7

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions, except per share amounts)
(Unaudited)

							Accumulated
			Additional				Other
	Common Stock Issued		Paid-In	Treasury Stock		Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Interest	Total
Balance, December 31, 2007	16,078,733	1.6	68.0	570,336	(12.3)	264.6	19.9	26.0	367.8
Net income (loss) for the three months ended March 31, 2008						(1.2)		0.2	(1.0)
Adjustments to unrealized foreign currency translation, net of tax							16.0		16.0
Amortization of postretirement benefit plans’ costs, net of tax							0.2		0.2

Comprehensive income, net of tax									15.2
Less: Comprehensive income attributable to noncontrolling interest, net of tax									0.2

Comprehensive income attributable to SWM, net of tax									15.0

Purchase of noncontrolling interest								(26.2)	(26.2)
Dividends declared ($0.15 per share)						(2.3)			(2.3)
Restricted stock issuances, net			(4.3)	(197,965)	4.3				—
Stock-based employee compensation expense			0.8						0.8
Stock issued to directors as compensation				(1,812)	0.1				0.1
Purchases of treasury stock				48,900	(1.2)				(1.2)
Issuance of shares for options exercised	—	—	—	(6,000)	0.1	—	—		0.1

Balance, March 31, 2008	16,078,733	$1.6	$64.5	413,459	$(9.0)	$261.1	$36.1	—	$354.3

Balance, December 31, 2008	16,078,733	$1.6	$64.6	748,953	$(14.1)	$255.9	$(30.6)	—	$277.4
Net income for the three months ended March 31, 2009						13.3			13.3
Adjustments to unrealized foreign currency translation, net of tax							(7.7)		(7.7)
Amortization of postretirement benefit plans’ costs, net of tax							0.7		0.7

Comprehensive income, net of tax									6.3

Dividends declared ($0.15 per share)						(2.3)			(2.3)
Restricted stock issuances, net			(0.3)	(13,500)	0.3				—
Stock-based employee compensation expense			1.2						1.2
Stock issued to directors as compensation				(1,172)	—				—
Purchases of treasury stock	—	—	—	56,953	(0.8)	—	—		(0.8)

Balance, March 31, 2009	16,078,733	$1.6	$65.5	791,234	$(14.6)	$266.9	$(37.6)	—	$281.8

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Operations
Net income (loss)	$13.3	$(1.0)
Non-cash items included in net income (loss):
Depreciation and amortization	10.5	11.7
Asset impairments and restructuring-related accelerated depreciation	—	0.5
Amortization of deferred revenue	(1.8)	(1.7)
Deferred income tax provision (benefit)	6.4	(6.6)
Pension and other postretirement benefits	(4.2)	0.7
Loss (gain) from equity affiliate	1.3	(0.4)
Other items	1.8	0.9
Net changes in operating working capital	(15.5)	(12.1)

Cash Provided by (Used in) Operations	11.8	(8.0)

Investing
Capital spending	(2.6)	(18.6)
Capitalized software costs	(1.1)	(0.7)
Acquisitions, net of cash acquired	—	(51.3)
Investment in equity affiliates	—	(1.9)
Other	0.6	(3.3)

Cash Used for Investing	(3.1)	(75.8)

Financing
Cash dividends paid to SWM stockholders	(2.3)	(2.3)
Changes in short-term debt	(12.7)	21.1
Proceeds from issuances of long-term debt	8.5	72.5
Payments on long-term debt	(9.3)	(4.8)
Purchases of treasury stock	(0.8)	(1.2)
Other items	(0.6)	0.1

Cash Provided by (Used in) Financing	(17.2)	85.4

Effect of Exchange Rate Changes on Cash	0.1	(0.1)

Increase (Decrease) in Cash and Cash Equivalents	(8.4)	1.5

Cash and Cash Equivalents at beginning of period	11.9	4.0

Cash and Cash Equivalents at end of period	$3.5	$5.5

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. GENERAL
Nature of Business
Schweitzer-Mauduit International, Inc., or the Company, is a multinational diversified producer of premium specialty papers headquartered in the United States of America and is the world’s largest supplier of fine papers to the tobacco industry. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised approximately 95 and 90 percent of the Company’s consolidated net sales in the three month periods ended March 31, 2009 and 2008, respectively. The primary products in the group include cigarette, plug wrap and tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes and reconstituted tobacco wrappers and binders for machine-made cigars. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.
The Company is a manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, banded papers for the production of lower ignition propensity, or LIP, cigarettes and the leading independent producer of RTL used in producing blended cigarettes. The Company conducts business in over 90 countries and currently operates 11 production locations worldwide, with mills in the United States, France, the Philippines, Indonesia and Brazil. The Company also has a 50 percent equity interest in a mill in China.
Basis of Presentation
The accompanying unaudited consolidated financial statements and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission, or the SEC, and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America, or U.S. GAAP. However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.
The results of operations for the three month period ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 6, 2009.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, useful lives, fair values, sales returns, receivables valuation, pension, postretirement and other benefits, restructuring and impairment, taxes and contingencies. Actual results could differ materially from those estimates.
Recent Accounting Pronouncements
Effective January 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 141R, which is a revision of SFAS No. 141, “Business Combinations.” SFAS No. 141R applies prospectively to business combinations after the beginning of the first annual reporting period beginning on or after December 15, 2008. The objective of SFAS No. 141R is to improve the reporting requirements of business combinations and their effects. To accomplish this, SFAS No. 141R establishes the principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and noncontrolling interest in the acquiree, (b) recognizes and measures goodwill in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this standard had no impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the provisions of SFAS, No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51.” The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as a part of consolidated earnings and to apply these financial statement presentation requirements retrospectively. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The adoption of this standard changed how we present noncontrolling interests in our financial statements.
Effective January 1, 2009, the Company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The adoption of SFAS No. 161 had no financial impact on our consolidated financial statements and only required additional financial statement disclosures. We have applied the requirements of SFAS No. 161 on a prospective basis. Accordingly, disclosures related to periods prior to the date of adoption have not been presented (see Note 8. Derivatives for more information).
In December 2008, the FASB issued FASB Staff Position, or FSP, No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” or FSP 132R-1. FSP 132R-1 enhances the required disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan, including investment allocations decisions, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risks within plan assets. FSP 132R-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company is evaluating the impact of the adoption of FSP 132R-1.
NOTE 2. NET INCOME PER SHARE
Effective January 1, 2009, the Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and should be included in the calculation of earnings per share using the two-class method. The Company has granted restricted stock that contain nonforfeitable rights to dividends on unvested shares. Since these unvested restricted shares are considered participating securities under FSP EITF 03-6-1, the adoption of FSP EITF 03-6-1 changes the Company’s computation of basic earnings per share retrospectively. Under the two-class method, the Company allocates earnings per share to common stock and participating securities according to dividends declared and participation rights in undistributed earnings.
Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. Potential common shares during the respective periods are those related to dilutive stock-based compensation, including long-term share-based incentive compensation, stock options outstanding, and directors’ accumulated deferred stock compensation which may be received by the directors in the form of stock or cash. A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net income per share follows ($ in millions, shares in thousands):

	March 31,	March 31,
	2009	2008
Numerator (basic and diluted):
Net income (loss)	$13.3	$(1.2)
Less: Undistributed earnings available to participating securities	0.2	—
Less: Distributed earnings available to participating securities	—	—

Undistributed and distributed earnings available to common shareholders	$13.1	$(1.2)

Denominator:
Average number of common shares outstanding	15,098.7	15,408.2
Effect of dilutive stock-based compensation	65.7	—

Average number of common and potential common shares outstanding	15,164.4	15,408.2

There was no dilutive effect recognized in the three month period ended March 31, 2008, because the Company had a net loss. Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods. For the three month period ended March 31, 2009, the average number of share equivalents resulting from these anti-dilutive stock options not included in the computations of diluted net income per share was approximately 777,135.
NOTE 3. INVENTORIES
The following schedule details inventories by major class (dollars in millions):

	March 31,	December 31,
	2009	2008
Raw materials	$33.3	$34.7
Work in process	23.8	25.7
Finished goods	37.3	35.3
Supplies and other	21.2	22.7

Total	$115.6	$118.4

NOTE 4. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for each segment for the three months ended March 31, 2009, were as follows (dollars in millions):

	France	Brazil	Total
Balance as of January 1, 2009	$7.4	$1.1	$8.5
Foreign currency translation adjustments	(0.3)	—	(0.3)

Balance as of March 31, 2009	$7.1	$1.1	$8.2

The gross carrying amount and accumulated amortization for amortizable intangible assets consisted of the following (dollars in millions):

	March 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization*	Amount	Amount	Amortization*	Amount
Customer-related intangibles (French Segment)	$10.0	$3.7	$6.3	$10.0	$2.9	$7.1

*	Accumulated amortization also includes adjustments for foreign currency translation.
Amortization expense of intangible assets was $0.5 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively. The Company’s customer-related intangibles are amortized to expense using the 150 percent declining balance method over a 6-year life. Estimated amortization expense for the next 5 years is as follows (in millions of dollars): 2009—$2.1 million, 2010—$1.9 million, 2011—$1.6 million, 2012—$1.2 million, and 2013—$0.4 million.
NOTE 5. INVESTMENT IN EQUITY AFFILIATE
The Company’s joint venture with China National Tobacco Corporation, or CNTC, is China Tobacco Mauduit (Jiangmen) Paper Industry Co. LTD, or CTM. CTM has 2 paper machines which produce cigarette paper and porous plug wrap, both of which started production in 2008. The Company uses the equity method to account for its 50 percent ownership interest in CTM. At March 31, 2009 and December 31, 2008, the Company’s equity investment in CTM was $14.1 and $15.4 million, respectively. The Company’s share of the net income (loss) of CTM was included in income (loss) from equity affiliates within the consolidated statements of income (loss). CTM pays to each the Company and CNTC a 2 percent royalty on net sales of cigarette and porous plug wrap papers. CTM sells its products to CNTC and its subsidiaries.

Below is summarized balance sheet information as of March 31, 2009 and December 31, 2008 and income statement information of the China joint venture for the three months ended March 31, 2009 and 2008 (dollars in millions):
Balance Sheet Information

	March 31,	December 31,
	2009	2008
	(Unaudited)
Current assets	$14.0	$11.3
Noncurrent assets	88.9	90.2
Current debt	16.0	13.8
Other current liabilities	5.6	4.4
Long-term debt	52.5	52.0
Other long term liabilities	0.5	0.4
Stockholders’ equity	$28.3	$30.9
Statement of Operations Information

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Net sales	$3.3	$—
Gross profit	0.3	—
Net income (loss)	$(2.5)	$0.8
NOTE 6. RESTRUCTURING ACTIVITIES
The Company incurred restructuring expenses of $0.3 million and $2.0 million in the three month periods ended March 31, 2009 and 2008, respectively, in connection with restructuring activities initiated during 2006 and 2007 in France and the United States and in the third quarter of 2007 in Brazil. The following table summarizes the associated cash and non-cash, pre-tax restructuring expense for the three months ended March 31, 2009 and 2008 and the associated expense incurred since the 2006 inception of restructuring activities through March 31, 2009 (dollars in millions):

			Cumulative
	Three Months Ended		2006 to
	March 31,	March 31,	March 31,
	2009	2008	2009
France
Cash Expense
Severance and other employee related costs	$—	$1.1	$24.2
Other	—	—	0.9
Non-cash Expense
Accelerated depreciation	—	0.5	4.6
Other	0.3	—	0.3

Total France Restructuring Expense	0.3	1.6	30.0

United States
Cash Expense
Severance and other employee related costs	—	0.4	2.9
Other	—	—	0.6
Non-cash Expense
Asset impairment charges	—	—	12.0
Accelerated depreciation	—	—	5.2
(Gain) Loss on disposal of assets	—	—	(0.3)

Total United States Restructuring Expense	—	0.4	20.4

Brazil
Cash Expense
Severance and other employee related costs	—	—	1.7
Non-cash Expense
Asset impairment charges	—	—	1.9

Total Brazil Restructuring Expense	—	—	3.6

Summary
Total Cash Expense	—	1.5	30.3
Total Non-cash Expense	0.3	0.5	23.7

Total Restructuring Expense	$0.3	$2.0	$54.0

Restructuring liabilities were classified within accrued expenses in each of the consolidated balance sheets as of March 31, 2009 and December 31, 2008. Changes in the restructuring liabilities during the three month period ended March 31, 2009 and the twelve month period ended December 31, 2008 are summarized as follows (dollars in millions):

	Three Months Ended	Year Ended
	March 31,	December 31,
	2009	2008
Balance at beginning of year	$5.4	$16.4
Accruals for announced programs	—	4.7
Cash payments	(0.5)	(16.0)
Exchange rate impacts	(0.1)	0.3

Balance at end of period	$4.8	$5.4

On April 20, 2009, the Company announced plans to close its finished tipping paper production facility in Malaucène, France. As a result, management expects to reduce employment by 210 people. We anticipate additional restructuring expenses of approximately $22 million, including $20 million in estimated cash severance payments and $2 million of non-cash charges, but the final severance payments will not be known until negotiations with the unions are concluded. The Company will begin recording these new restructuring expenses in the second quarter of 2009 with planned completion in the fourth quarter of 2009.
NOTE 7. DEBT
Total debt is summarized in the following table (dollars in millions):

	March 31,	December 31,
	2009	2008
Credit Agreement
U. S. Revolver	$87.0	$92.0
Euro Revolver	46.5	44.6
French Employee Profit Sharing	10.8	11.4
Bank Overdrafts	9.6	23.6
Other	8.0	8.2

Total Debt	161.9	179.8
Less: Current debt	20.5	34.9

Long-Term Debt	$141.4	$144.9

Credit Agreement
The Company’s Credit Agreement provides for a $95 million U.S. dollar revolving credit facility, or U.S. Revolver, and an 80 million euro revolving credit facility, or Euro Revolver. Borrowings under the U.S. Revolver decreased to $87.0 million as of March 31, 2009 from $92.0 million as of December 31, 2008. Availability under the U.S. Revolver increased to $8.0 million as of March 31, 2009 from $3.0 million as of December 31, 2008. Borrowings under the Euro Revolver increased to 35.0 million euros, or $46.5 million, as of March 31, 2009 from 32.1 million euros, or $44.6 million, as of December 31, 2008. Availability under the Euro Revolver decreased to 45.0 million euros, or $59.8 million, as of March 31, 2009 from 47.9 million euros, or $66.6 million, as of December 31, 2008.
As of March 31, 2009 and December 31, 2008, the applicable interest rate on the U.S. Revolver was 1.2 percent and 3.2 percent, respectively. As of March 31, 2009 and December 31, 2008, the applicable interest rate on the Euro Revolver was 1.9 percent and 5.4 percent, respectively.

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
Bank Overdrafts and Other
The Company had bank overdraft facilities of $33.6 million as of March 31, 2009. Bank overdraft obligations outstanding decreased to $9.6 million as of March 31, 2009 from $23.6 million as of December 31, 2008, which increased availability under bank overdrafts to $24.0 million as of March 31, 2009.
Other debt consists of non-interest bearing French segment debt with deferred capital repayment from governmental and commercial institutions primarily related to environmental capital improvements and debt in Brazil from governmental financing programs. The Brazilian segment debt has market interest rates in Brazil ranging from 8 to 11 percent.
Interest Rate Swap Agreements
The Company maintains interest rate swap agreements on portions of its long-term debt. As a result, as of March 31, 2009, the LIBOR rates on $30 million, $17 million, and $16 million of the Company’s variable-rate long-term debt were fixed at 5.3 percent, 1.4 percent, and 1.8 percent, respectively, through May 30, 2009, March 16, 2010, and May 1, 2010, respectively. Effective May 30, 2009, the Company’s $30 million swap agreement has been fixed at 1.60 percent through May 30, 2010. In April 2009, the Company entered into a contract to fix $33 million of additional variable-rate debt at an average rate of 2.1 percent effective March 2010 through April 2012. The impact of the swap agreements on the consolidated financial statements was not material for the three months ended March 31, 2009.
NOTE 8. DERIVATIVES
In the normal course of business, the Company is exposed to foreign currency exchange rate risk and interest rate risk on its variable-rate debt. To manage these risks, the Company utilizes a variety of practices including, where considered appropriate, derivative instruments. The Company has no derivative instruments for trading or speculative purposes nor any derivatives with credit risk related contingent features. All derivative instruments used by the Company are either exchange traded or are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties.
The Company utilizes currency forward, swap and, to a lesser extent, option contracts to selectively hedge its exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes. Usually, these contracts extend for no more than 12 months. We designate certain of our foreign currency hedges as cash flow hedges. Changes in the fair value of cash flow hedges are reported as a component of other comprehensive income (loss) and reclassified into earnings when the forecasted transaction affects earnings. For foreign exchange contracts not designated as cash flow hedges, changes in the contracts’ fair value are recorded to net income each period.
The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. The Company utilizes various forms of interest rate hedge agreements, including interest rate swap agreements, typically with contractual terms no longer than 24 months. Changes in the fair value of our interest rate swaps are recorded to net income each period. See Note 7, Debt for more information about our interest rate swaps.

At March 31, 2009, the Company had no asset derivatives. The following table presents the fair value of liability derivatives and the respective balance sheet location at March 31, 2009 (dollars in millions):

	Liability Derivatives
	Balance Sheet
	Location	Fair Value
Derivatives designated as hedges:

Foreign exchange contracts	Accounts Payable	$1.0

Derivatives not designated as hedges:

Interest rate contracts (Note 7)	Other Liabilities	0.4

Foreign exchange contracts	Accounts Payable	—

Total derivatives not designated as hedges		0.4

Total derivatives		$1.4

The following table provides the effect derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations (dollars in millions):

The Effect of Cash Flow Hedge Derivative Instruments on the Consolidated Income Statement
for the Three Months Ended March 31, 2009
Gain / (Loss)
		Location of		Location of Gain / (Loss)	Recognized in
		Gain / (Loss)	Gain / (Loss)	Recognized in	Income
		reclassified	Reclassified	Income (Ineffective	(Ineffective
	Change	from AOCI	from AOCI	Portion and Amount	Portion and
	in AOCI	into Income	into Income	Excluded from	Amount excluded
	Gain /	(Effective	(Effective	Effectiveness	from Effectiveness
	(Loss)	Portion)	Portion)	Testing)	Testing)
Derivatives designated as hedges:
Foreign exchange contracts	$0.3	Net Sales	$(0.3)	Other Income / (Expense)	$—
The following table provides the effect derivative instruments not designated as hedging instruments had on net income (dollars in millions):

		Amount of Gain / (Loss)
		Recognized in Income on
	Location of Gain / (Loss)	Derivatives for the
Derivatives not designated as hedging instruments	Recognized in Income on	Three Months Ended
under SFAS No. 133	Derivatives	March 31, 2009
Interest rate contracts	Other Income / Expense	$0.1
Foreign exchange contracts	Other Income / Expense	(0.5)

Total		$(0.4)

NOTE 9. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in various legal proceedings and disputes (see Note 15, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). There have been no material developments to these matters during 2009.
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
NOTE 10. POSTRETIREMENT AND OTHER BENEFITS
The Company sponsors pension benefits in the United States, France, the Philippines and Canada and postretirement healthcare and life insurance, or OPEB, benefits in the United States and Canada. The Company’s Canadian and Philippines pension and OPEB benefits are not material and therefore are not included in the following disclosures.
Pension and OPEB Benefits
The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three month periods ended March 31, 2009 and 2008 were as follows (dollars in millions):

	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2009	2008	2009	2008	2009	2008
Service cost	$—	$0.1	$—	$0.4	$—	$0.1
Interest cost	1.6	1.6	1.0	0.5	0.2	0.2
Expected return on plan assets	(1.6)	(2.0)	(0.2)	(0.3)	—	—
Amortizations and other	0.9	0.3	0.2	0.2	—	—

Net periodic benefit cost	$0.9	$—	$1.0	$0.8	$0.2	$0.3

During the full-year 2009, the Company expects to recognize approximately $3.6 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $1 million for its French pension plans. During the three month periods ended March 31, 2009 and 2008, the Company recognized amortization of $0.9 million and $0.3 million, respectively, for its U.S. pension and OPEB plans and $0.2 million in each period for its French pension plans.
The Company made $6.0 million in pension contributions to its U.S. pension plans during the three months ended March 31, 2009, contributed $1.0 million on April 15, 2009 and expects to contribute a total of $12 to $15 million to its pension plans during the full-year 2009. The Company paid $0.2 million during the three month period ended March 31, 2009 for its U.S. OPEB benefits and expects to pay a total of $1 to $2 million during the full-year 2009.

NOTE 11. INCOME TAXES
Income (loss) before income taxes was income of $21.2 million and a loss of $4.0 million for the three month periods ended March 31, 2009 and 2008, respectively.
A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision (benefit) for income taxes is as follows (dollars in millions):

	Three Months Ended
	March 31, 2009		March 31, 2008

Tax provision (benefit) at U.S. statutory rate	$7.4	35.0%	$(1.4)	35.0%
Tax benefits of foreign legal structure	(0.8)	(3.9)	(1.0)	25.0
Other, net	—	—	(0.2)	5.0

Provision (benefit) for income taxes	$6.6	31.1%	$(2.6)	65.0%

Tax benefits of foreign legal structure result from net foreign tax deductions from the restructuring of the Company’s foreign operations in 2003. The proportionate effect of this item on the overall effective income tax rate decreases as earnings increase.
At March 31, 2009 and December 31, 2008, the Company had no significant unrecognized tax benefits related to income taxes.
The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement. There were no material income tax penalties or interest accrued during either of the three month periods ended March 31, 2009 or 2008.
The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2005.
NOTE 12. SEGMENT INFORMATION
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
The accounting policies of these segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company primarily evaluates segment performance and allocates resources based on operating profit and cash flow.
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

Net Sales
(dollars in millions)

	Three Months Ended
	March 31, 2009		March 31, 2008
France	$111.6	60.6%	$120.8	63.6%
United States	65.9	35.8	55.5	29.3
Brazil	18.1	9.8	17.9	9.4

Subtotal	195.6	106.2	194.2	102.3

Intersegment sales by
France	(3.4)	(1.8)	(0.6)	(0.3)
United States	(1.2)	(0.7)	(0.7)	(0.4)
Brazil	(6.9)	(3.7)	(3.1)	(1.6)

Subtotal	(11.5)	(6.2)	(4.4)	(2.3)

Consolidated	$184.1	100.0%	$189.8	100.0%

Operating Profit (Loss)
(dollars in millions)

	Three Months Ended
	March 31, 2009		March 31, 2008
France	$13.0	57.0%	$(0.9)

United States	13.0	57.0	5.4
Brazil	2.6	11.4	(1.7)
Unallocated	(5.8)	(25.4)	(2.8)

Consolidated	$22.8	100.0%	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our results of operations, current financial position and cash flows. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2008. The discussion of our results of operations and financial position includes various forward-looking statements about our markets, the demand for our products and our future results. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to our business and our company, you should read the section entitled “Factors That May Affect Future Results” included in our Annual Report on Form 10-K for the year ended December 31, 2008. Unless the context indicates otherwise, references to “we,” “us,” “our,” or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.
Executive Summary
(dollars in millions, except per share amounts)

	Three Months Ended
	March 31, 2009		March 31, 2008
Net sales	$184.1	100.0%	$189.8	100.0%
Gross profit	41.6	22.6	20.0	10.5
Restructuring and impairment expense	0.3	0.2	2.0	1.1
Operating profit	22.8	12.4	—	—
SWM Net income (loss)	$13.3	7.2%	$(1.2)	(0.6)%
Diluted earnings (loss) per share	$0.87		$(0.08)
Cash provided by (used in) operations	$11.8		$(8.0)
Capital spending	$2.6		$18.6
First Quarter Highlights
Net sales were $184.1 million in the three month period ended March 31, 2009, a 3.0 percent decrease over the prior-year quarter. Net sales decreased $5.7 million as a result of $16.1 million in unfavorable foreign currency exchange rate impacts from a stronger U.S. dollar compared to the euro and Brazilian real and $10.5 million from an 11 percent decrease in unit sales volumes. These declines were largely offset by $20.9 million in higher average selling prices, primarily due to an improved mix of products sold.
Gross profit was $41.6 million in the three month period ended March 31, 2009, an increase of $21.6 million from the prior-year quarter. The gross profit margin was 22.6 percent, increasing from 10.5 percent in the prior-year quarter. Restructuring and impairment expenses were $0.3 million and $2.0 million for the three month periods ended March 31, 2009 and 2008, respectively. Operating profit was $22.8 million in the three month period ended March 31, 2009 versus zero in the prior-year quarter. The higher gross profit and operating profit were both primarily due to $17.6 million in higher average selling prices and a favorable mix of products sold, $4.5 million in cost savings, $2.4 million in favorable inflationary impacts and $0.6 million in currency exchange benefits. These benefits were partially offset by $0.5 million in higher non-manufacturing expenses, primarily due to higher incentive compensation accruals, and $1.9 million from decreased sales volumes.
In the first quarter of 2009, interest expense compared to prior-year quarter declined as a result of lower average debt levels and lower interest rates. SWM net income and diluted net income per share improved versus the prior-year net loss and net loss per share by $14.5 million and $0.95 per share, respectively.
Capital spending was $2.6 million and $18.6 million during the three month periods ended March 31, 2009 and 2008, respectively. The decrease in capital spending was primarily due to spending of $7.2 million in the 2008 period for the rebuild of a paper machine and improvements to the bobbin slitting process at PdM, $1.2 million for steam network improvements at Papeteries de Saint-Girons S.A.S. and $1.2 million for a new slitting machine in the Philippines. There was no major capital project for which spending was $1.0 million or more in the 2009 period.

Recent Developments
Operational Changes — France
In April 2009, we announced a decision to close our finished tipping paper facility, Papeteries de Malaucène SAS, located in France. Due to ongoing losses at the facility, the Company previously recorded a $13.4 million fixed asset impairment charge in the fourth quarter of 2008, which represented the majority of the related fixed asset values. This mill closure is expected to result in severance of 210 employees. Meetings with the unions and the Work’s Council are ongoing; however, we expect to record $22 million in restructuring expense including $20 million in estimated cash severance payments and $2 million in non-cash charges beginning in the second quarter of 2009 through the planned completion of the actions in the fourth quarter of 2009. Payment of the cash severances is expected to be completed by the end of 2010.
Operating losses for the Malaucène facility will likely increase from current levels given the anticipated loss of customer orders during the divestiture process. Incremental operating losses could negatively impact our operating profit by approximately $7 million, or approximately $0.30 per share, during the remainder of 2009.
Lower Ignition Propensity Cigarettes
Based upon the states that have passed LIP regulations, demand for this product is expected to grow from the current level of approximately 45 percent of North American cigarette consumption to approximately 88 percent by early 2010. Additionally, states representing essentially all of North American consumption have either passed or proposed LIP regulations, and all major cigarette producers have announced voluntary national distribution of this technology, supporting the likelihood that LIP cigarettes will be sold nationwide by late 2009 or early 2010. As a result, we expect to realize continued growth in demand for cigarette paper used in LIP cigarettes, which would continue to significantly benefit our U.S. business unit’s results.
International LIP efforts continue, especially in the European Union, or EU. Australia will implement LIP regulations effective in March 2010 and Finland will follow with implementation in April 2010. The compliance test standards for Australia and Finland are consistent with test standards in Canada and the United States. In June 2008, the EU’s Standardization European Committee, known as CEN, mandated development of an ignition propensity standard. This standard is currently under development by working groups within the International Organization for Standardization, known as ISO, with expectations that the standard will be published by late 2010 or early 2011. Implementation of LIP regulation in the EU is expected by 2012. Additionally, other countries including South Korea, South Africa and Brazil are discussing possible LIP regulation. These actions indicate that it is increasingly likely LIP cigarette regulations outside of North America will become effective in the next 1 to 3 years thus increasing demand for cigarette paper used in these cigarettes.
Accordingly, we have begun implementing plans to establish LIP production capability in Europe with a planned commencement of operations during early 2010 and continue to work with our customers to finalize product developments and establish supply terms. We continue to study further LIP production capacity plans to meet expected EU demand for cigarette paper used in LIP cigarettes and expect to select a location for a second production site in Europe. These legislative and capacity planning developments involving LIP requirements are positive for us given our leadership position in this technology with our Alginex® banded papers and ability to provide one or more commercially proven LIP solutions to cigarette manufacturers.

Three Months Ended March 31, 2009 Compared with the Three Months Ended March 31, 2008
Net Sales
(dollars in millions)

					Consolidated
	Three Months Ended				Sales
	March 31,	March 31,		Percent	Volume
	2009	2008	Change	Change	Change

France	$111.6	$120.8	$(9.2)	(7.6)%	(4.1)%
United States	65.9	55.5	10.4	18.7	(38.0)
Brazil	18.1	17.9	0.2	1.1	(13.4)

Subtotal	195.6	194.2	1.4	0.7
Intersegment	(11.5)	(4.4)	(7.1)

Total	$184.1	$189.8	$(5.7)	(3.0)%	(11.1)%

N.M. Not meaningful
Net sales were $184.1 million in the three month period ended March 31, 2009 compared with $189.8 million in the prior-year quarter. The decrease of $5.7 million, or 3.0 percent, consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$(16.1)	(8.5)%
Changes in sales volumes	(10.5)	(5.5)
Changes in selling prices and product mix	20.9	11.0

Total	$(5.7)	(3.0)%

•
Changes in currency exchange rates had an unfavorable impact on net sales of $16.1 million, or 8.5 percent, in the three month period ended March 31, 2009 and primarily reflected the impact of a weaker euro compared with the U.S. dollar.

•
Unit sales volumes decreased by 11.1 percent in the three month period ended March 31, 2009 versus the prior-year quarter, resulting in an unfavorable effect on net sales of $10.5 million, or 5.5 percent.

•	Sales volumes in the United States decreased by 38.0 percent, reflecting reduced sales of certain tobacco-related products.
•	Brazil experienced decreased sales volumes of 13.4 percent as the result of our exiting the coated papers business in 2008.
•	Sales volumes for the French segment decreased by 4.1 percent, primarily as a result of lower sales of certain tobacco-related products.
•
Higher selling prices had a favorable $20.9 million, or 11.0 percent, impact on the net sales comparison. The increase in average selling prices reflected an improved mix of products sold, especially in the United States, primarily due to increased sales of cigarette paper for LIP cigarettes.

French segment net sales of $111.6 million in the three month period ended March 31, 2009 decreased by $9.2 million, or 7.6 percent, versus $120.8 million in the prior-year quarter. The decrease in net sales was primarily the result of a weaker euro relative to the U.S. dollar in the current year period as compared to the prior year period.
The U.S. segment net sales of $65.9 million in the three month period ended March 31, 2009 increased by $10.4 million, or 18.7 percent, compared with $55.5 million in the prior-year quarter. The increase in net sales of the U.S. segment resulted from an improved mix of products sold and higher selling prices.
The Brazil segment net sales of $18.1 million in the three month period ended March 31, 2009 increased by $0.2 million, or 1.1 percent, from $17.9 million in the prior-year quarter. The change was primarily due to higher selling prices and an improved mix of products sold, mostly offset by currency translation impacts.
Gross Profit
(dollars in millions)

	Three Months Ended
	March 31,	March 31,		Percent	Percent of Net Sales
	2009	2008	Change	Change	2009	2008
Net Sales	$184.1	$189.8	$(5.7)	(3.0)%
Cost of products sold	142.5	169.8	(27.3)	(16.1)	77.4%	89.5%

Gross Profit	$41.6	$20.0	$21.6	N.M. %	22.6%	10.5%

Gross profit was $41.6 million in the three month period ended March 31, 2009, an increase of $21.6 million from $20.0 million in the prior-year quarter. The gross profit margin was 22.6 percent of net sales in the three month period ended March 31, 2009, increasing from 10.5 percent in the prior-year quarter. Gross profit was favorably impacted by higher average selling prices and a favorable mix of products sold, inflationary cost decreases and improved mill operations.
Inflationary cost decreases, primarily related to lower per ton wood pulp prices, favorably impacted operating results by $2.4 million during the three month period ended March 31, 2009. Changes in per ton wood pulp prices increased operating profit by $2.3 million compared with the prior-year quarter. The average per ton list price of northern bleached softwood kraft pulp in the United States was $680 per metric ton during the three month period ended March 31, 2009 compared with $880 per metric ton during the prior-year quarter.
Nonmanufacturing Expenses
(dollars in millions)

	Three Months Ended
	March 31,	March 31,		Percent	Percent of Net Sales
	2009	2008	Change	Change	2009	2008
Selling expense	$5.2	$6.4	$(1.2)	18.8%	2.8%	3.4%
Research expense	1.8	2.0	(0.2)	(10.0)	1.0	1.1
General expense	11.5	9.6	1.9	19.8	6.2	5.0

Nonmanufacturing expenses	$18.5	$18.0	$0.5	2.8%	10.0%	9.5%

Nonmanufacturing expenses increased by $0.5 million, or 2.8 percent, to $18.5 million from $18.0 million in the prior-year quarter, primarily due to higher incentive compensation accruals due to improved results. Nonmanufacturing expenses were 10.0 percent and 9.5 percent of net sales in the three month periods ended March 31, 2009 and 2008, respectively.
Restructuring and Impairment Expense
Total restructuring and impairment expense of $0.3 million was recognized during the three month period ended March 31, 2009, for other non-cash charges. Total restructuring and impairment expense of $2.0 million was recognized during the prior-year quarter, comprised of $1.5 million for severance related costs and $0.5 million for accelerated depreciation.
Operating Profit
(dollars in millions)

	Three Months Ended
	March 31,	March 31,		Return on Net Sales
	2009	2008	Change	2009	2008

France	$13.0	$(0.9)	$13.9	11.6%	(0.7)%
United States	13.0	5.4	7.6	19.7	9.7
Brazil	2.6	(1.7)	4.3	14.4	(9.5)

Subtotal	28.6	2.8	25.8
Unallocated expenses	(5.8)	(2.8)	(3.0)

Total	$22.8	$—	$22.8	12.4%	—%

N.M. Not meaningful
Operating profit was $22.8 in the three month period ended March 31, 2009 compared with zero during the prior-year quarter. Operating results were higher in every segment.
The French segment’s operating profit was $13.0 million in the three month period ended March 31, 2009, an increase of $13.9 million from an operating loss of $0.9 million in the prior-year quarter. The increase was primarily due to:
•	Higher selling prices and improved mix of $6.6 million.
•	Improved mill operations and benefits of prior strategic restructuring actions.
•	Decreased restructuring and impairment expenses in 2009 of $1.3 million.
•	Inflationary cost decreases of $1.2 million primarily due to lower wood pulp prices.

•	Lack of start-up costs of $5.3 million incurred in the 2008 period due to a paper machine rebuild.
•	These positive factors were partially offset by $1.2 million of currency translation impact due to the weaker euro against the dollar.
The U.S. segment’s operating profit was $13.0 million in the three month period ended March 31, 2009, a $7.6 million increase from operating profit of $5.4 million in the prior-year quarter. Higher selling prices and changes in the mix of products sold increased operating profit by $8.8 million, primarily due to higher sales of cigarette paper for LIP cigarettes. The favorable mix of products sold was partially offset by unfavorable fixed cost absorption of $1.8 million as a result of lower machine utilization.
Brazil’s operating profit was $2.6 million during the three month period ended March 31, 2009, compared with an operating loss of $1.7 million during the prior-year quarter. The increased operating profit was primarily due to:
•	Higher selling prices and improved mix of $2.2 million.
•	The stronger Brazilian real versus the U.S. dollar, which had a $1.8 million favorable impact.
•	Inflationary cost decreases of $1.0 million, mainly due to lower per ton wood pulp costs.
Non-Operating Expenses
Interest expense of $1.8 million in the three month period ended March 31, 2009 decreased from $2.4 million in the prior-year quarter. Average debt levels decreased during the three month period ended March 31, 2009 versus the prior-year quarter, and our weighted average effective interest rate was lower. The weighted average effective interest rates on our revolving debt facilities were approximately 2.5 percent and 4.4 percent for the three month periods ended March 31, 2009 and 2008, respectively.
Other income (expense), net was income of $0.2 million versus expense of $1.6 million for the three month periods ended March 31, 2009 and 2008, respectively, primarily due to foreign currency transaction impacts.
Income Taxes
The provision for income taxes in the three month period ended March 31, 2009 reflected an effective tax rate of 31 percent compared with 65 percent in the prior-year quarter. The difference in effective tax rates was primarily due to the income in 2009 versus a loss in 2008, together with the tax benefits of our foreign holding company structure.
Loss from Equity Affiliates
Income (loss) from equity affiliates totaled a loss of $1.3 million compared with income of $0.4 million during the three month periods ended March 31, 2009 and 2008, respectively. These results reflected the operations of our joint venture in China. The joint venture operated throughout the first quarter of 2009 whereas start-up of operations had not yet commenced during the prior year quarter. The joint venture’s sales volume increased during the first quarter, but below the pace expected.
Net Income (Loss) and Income (Loss) per Share
SWM net income (loss) for the three month period ended March 31, 2009 was income of $13.3 million, or $0.87 per diluted share, compared with a net loss of $1.2 million, or $0.08 per share, during the prior-year quarter. Net income in 2009 was primarily due to an improved mix of products, higher average selling prices and benefits of strategic actions taken over the last three years to restructure the business.
Liquidity and Capital Resources
A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds available under our revolving credit facility with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant. We have been engaged in substantial restructuring activities over the past 3 years in the United States, Brazil and France. Each of these activities is expected to contribute to improved earnings and a more competitive production base over the longer-term. However, in order to implement these initiatives, we incurred higher levels of debt than we historically have carried while at the same time we experienced less favorable earnings from operations undergoing restructuring activities.

Cash Requirements
As of March 31, 2009, we had net operating working capital of $68.4 million and cash and cash equivalents of $3.5 million, compared with net operating working capital of $54.0 million and cash and cash equivalents of $11.9 million as of December 31, 2008. Changes in these amounts include the impacts of changes in currency exchange rates which are not included in the changes in operating working capital presented on the consolidated statements of cash flow.
Cash Flows from Operating Activities
(dollars in millions)

	Three Months Ended
	March 31,	March 31,
	2009	2008

Net income (loss)	$13.3	$(1.0)
Non-cash items included in net income (loss):
Depreciation and amortization	10.5	11.7
Asset impairments and restructuring related accelerated depreciation	—	0.5
Amortization of deferred revenue	(1.8)	(1.7)
Deferred income tax provision (benefit)	6.4	(6.6)
Pension and other postretirement benefits	(4.2)	0.7
Loss (gain) from equity affiliate	1.3	(0.4)
Other items	1.8	0.9
Net changes in operating working capital	(15.5)	(12.1)

Cash Provided by (Used in) Operations	$11.8	$(8.0)

Net cash provided by operations was $11.8 million in the three months ended March 31, 2009 compared with $8.0 million used by operations in the prior-year first quarter. Our net cash provided by (used in) operations changed favorably by $19.8 million in 2009, primarily due to an $14.3 million increase in net income and a favorable change in deferred income tax provision (benefit) of $13.0 million partially offset by increased pension contributions.
Operating Working Capital
(dollars in millions)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Changes in operating working capital
Accounts receivable	$—	$(13.7)
Inventories	(0.2)	(5.4)
Prepaid expenses	(1.3)	(1.9)
Accounts payable	(12.4)	7.2
Accrued expenses	1.1	(0.6)
Accrued income taxes	(2.7)	2.3

Net changes in operating working capital	$(15.5)	$(12.1)

In the three month period ended March 31, 2009, net changes in operating working capital contributed unfavorably to cash flow by $15.5 million, primarily due to lower accounts payable in part as a result of a new French law limiting vendor payment terms to 60 days.
In the prior-year quarter, net changes in operating capital negatively impacted operating cash flow by $12.1 million, primarily due to increased accounts receivable as a result of higher sales and higher inventories mainly due to the planned build-up of finished goods inventory produced at the Lee Mills prior to its May 2008 shut-down, partially offset by higher accounts payable.
Cash Flows from Investing Activities
(dollars in millions)

	Three Months Ended
	March 31,	March 31,
	2009	2008

Capital spending	$(2.6)	$(18.6)
Capitalized software costs	(1.1)	(0.7)
Acquisition, net of cash acquired	—	(51.3)
Investment in equity affiliates	—	(1.9)
Other	0.6	(3.3)

Cash Used for Investing	$(3.1)	$(75.8)

Cash used for investing activities was $3.1 million in the three month period ended March 31, 2009 versus $75.8 million during the prior-year quarter. This $72.7 million decrease in cash used for investing was primarily due to the acquisition of the LTRI noncontrolling interest and increased capital spending in 2008.
Capital Spending and Capitalized Software Costs
Capital spending was $2.6 million and $18.6 million for the three month periods ended March 31, 2009 and 2008, respectively. The decrease in capital spending was primarily due to 2008 outlays of $7.2 million for a paper machine rebuild and improvement to the bobbin slitting process that were part of the strategic actions at Papeteries de Mauduit, $1.2 million for steam network improvements at Papeteries de Saint-Girons S.A.S. and $1.2 million for a new slitting machine in the Philippines. No capital projects exceeded $1.0 million in the first quarter of 2009.
We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada. For these purposes, we expect to incur capital expenditures of approximately $1 million in each of the full-years 2009 and 2010, of which no material amount is the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.
Total capital spending for 2009 is expected to be at the lower end of a range of $20 million to $30 million.
Cash Flows from Financing Activities
(dollars in millions)

	Three Months Ended
	March 31,	March 31,
	2009	2008

Cash dividends paid to SWM stockholders	$(2.3)	$(2.3)
Net proceeds from (payments on) borrowings	(13.5)	88.8
Purchases of treasury stock	(0.8)	(1.2)
Other	(0.6)	0.1

Cash Provided by (Used in) Financing	$(17.2)	$85.4

Financing activities during the three month period ended March 31, 2009 included borrowings of $8.5 million and net repayments of debt totaling $22.0 million for a net borrowing decrease of $13.5 million. Cash dividends paid to SWM stockholders were $2.3 million.
Financing activities during the prior-year quarter included borrowings of $93.6 million and net repayments of debt totaling $4.8 million for a net borrowing increase of $88.8 million. Other financing activities included $2.3 million in dividends paid to SWM stockholders.
Dividend Payments
We have declared and paid quarterly dividends of $0.15 per share since the second quarter of 1996. On April 23, 2009, the Board of Directors authorized a quarterly cash dividend of $0.15 per share of common stock. The dividend will be payable on June 29, 2009, to stockholders of record on May 26, 2009. We currently expect to continue this level of dividend. However, the decision to declare a dividend is made quarter by quarter and is based upon a number of factors including, but not limited to, earnings, funding of strategic opportunities and our financial condition. A decision could be made to cancel, suspend, modify or change the form of future dividend payments.
Share Repurchases
We repurchased 56,953 shares of our common stock during the three month period ended March 31, 2009 at a cost of $0.8 million. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Debt Instruments and Related Covenants
(dollars in millions)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Changes in short-term debt	$(12.7)	$21.1
Proceeds from issuances of long-term debt	8.5	72.5
Payments on long-term debt	(9.3)	(4.8)

Net (payments on) proceeds from borrowings	$(13.5)	$88.8

Primarily due to higher operating cash flow and lower capital spending, our net payments on long-term debt were $0.8 million and on short-term debt were $12.7 million during the first quarter of 2009.
Availability under our U.S. Revolver increased to $8.0 million as of March 31, 2009 from $3.0 million as of December 31, 2008. Availability under our Euro Revolver decreased to 45.0 million euros, or $59.8 million, as of March 31, 2009 from 47.9 million euros, or $66.6 million as of December 31, 2008. We also had availability under our bank overdraft facilities and lines of credit of $24.0 million as of March 31, 2009.
The Credit Agreement contains covenants that are customary for facilities of this type that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0. As of March 31, 2009, the net debt to equity ratio was 0.56, and the net debt to adjusted EBITDA ratio was 1.58. We could have borrowed the remaining contractual availability under the Credit Agreement of $91 million as of March 31, 2009 without having exceeded the 3.0 net debt to adjusted EBITDA ratio. The Company was in compliance with all the financial covenants of the Credit Agreement as of March 31, 2009.
Our total debt to capital ratios at March 31, 2009 and December 31, 2008 were 36.5 percent and 39.3 percent, respectively.
Other Factors Affecting Liquidity and Capital Resources
Postretirement Benefits. The pension obligations are funded by our separate pension trusts, which held $86.3 million in assets at December 31, 2008. The combined postretirement benefit obligation of our U.S. and French pension plans was underfunded by $62.3 million as of December 31, 2008. We made $6.0 million in pension contributions during the three month period ended March 31, 2009 and expect to contribute a total of $12 to $15 million during the full-year of 2009 to our U.S. pension plans to improve the funded status of these plans and ensure compliance with the Pension Protection Act of 2006 in the United States.
Other Commitments. The French segment has minimum purchase agreement for wood pulp of $17.3 million during each of 2009 and 2010. The U.S. segment has an agreement to purchase $3.3 million in tobacco stems in 2009. Papeteries de Mauduit, or PdM, has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $2 million per year through 2014. Our future purchases at this mill are expected to be at levels that exceed such minimum levels under the contract.
LTRI and PdM are committed to purchasing minimum annual amounts of steam provided by cogeneration facilities for the next 12 to 14 years. These minimum annual commitments together total approximately $4 to $5 million. LTRI’s and PdM’s current and expected requirements for steam are at levels that exceed the minimum levels under the respective contracts.
Previously, Brazil, or SWM-B, and PdM separately entered into agreements for the transmission and distribution of energy. The SWM-B contract for the electrical energy supply is effective through December 31, 2010 covering 100 percent of the mill’s consumption of electrical energy. The value of the electric energy to be provided under this contract is estimated at approximately $5 million annually. The PdM natural gas agreement provides for the supply of 100 percent of its requirements for natural gas and associated distribution to service its paper mill. The value of the natural gas and distribution to be provided under this contract is estimated at approximately $24.9 million and $11.5 million in 2009 and 2010, respectively.
Employee Labor Agreements. Hourly employees at the Spotswood, New Jersey and Ancram, New York mills are represented by locals of the United Steel Workers Union. The collective bargaining agreement at our Spotswood mill is effective through July 26, 2010. The collective bargaining agreement at our Ancram, New York mill is a 3-year agreement effective through September 30, 2011.
Hourly employees at our Quimperlé, Spay, Saint-Girons and Malaucène, France mills are union represented. Collective bargaining agreements at both our Quimperlé and Spay mills are effective through December 31, 2009. The collective bargaining agreement at Saint-Girons expires June 5, 2009. Negotiations with the unions began in April 2009 for Saint-Girons. Our Malaucène mill is operating pursuant to a non-agreement protocol effective through December 31, 2009. Our mill in Medan, Indonesia is operating pursuant to a collective bargaining agreement that expired April 30, 2009 while negotiations are ongoing.

Outlook
Schweitzer-Mauduit continues to advance the strategy to transform our base paper manufacturing operations to better fit the global tobacco market while growing our high value products, principally reconstituted tobacco and cigarette paper for LIP cigarettes. Our results during the first quarter of 2009 bear out that this strategy is delivering broad-based improvement in earnings.
Certain of the causes of our improved first quarter results are expected to continue for the balance of 2009. We expect to realize further benefit from increased sales of RTL and cigarette paper for LIP cigarettes, especially as the U.S. market implements what is now essentially 100 percent lower ignition propensity regulation by January 2010. Improved operational performance on the PdM paper machine rebuilt as part of the restructuring plan for that location and recent gains in our Brazilian operation from a better currency situation, restructuring benefits and pricing actions are expected to continue. Growth in sales volume at our new paper joint venture in China has been slower than planned, but we expect progress to continue through the year. We are still confident of the long term success of this investment despite an expected loss for the full year 2009. Finally, inflationary cost decreases, led by wood pulp, are expected to continue in the near-term given world-wide recessionary impacts. In April 2009, we extended through 2010 currency exchange rate hedging contracts locking in a more favorable exchange rate for approximately half of our U.S. dollar transaction exposure in Brazil. We may enter into additional foreign currency hedging contracts if it is economically advantageous for us to do so.
On the other hand, continuing poor world-wide economic conditions and implementation of the recently announced restructuring action at the Malaucène, France finished tipping paper facility are expected to negatively impact results as the year progresses. The decrease in first quarter 2009 tobacco-related products sales highlights this risk. Although we have taken significant action over the last several years to reduce capacity across the Company, likely increases in cigarette taxation to mitigate government revenue declines and lower levels of disposable income among smokers, especially in developing countries, could further weaken demand. As a result, further decreases in sales volume are expected, which could eventually negatively impact efficient utilization of our remaining capacity and impact selling prices for our products. We continue to evaluate how to best balance our capacity for traditional paper products in France and the United States to available demand and will likely announce additional restructuring actions during 2009.
We remain focused on successfully executing our business strategies to deliver value to our shareholders and customers. The on-going transformation of Schweitzer-Mauduit puts us in a better position to effectively manage through these uncertain economic times. We will continue our increased attention to cost control, operational efficiency and the delivery of earnings growth from our high value LIP and reconstituted tobacco products. We are committed to maintaining the strength of our balance sheet by aggressively managing cash flows while making the necessary adjustments to maintain our competitiveness in our base paper business.

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

•
Our sales are concentrated to a limited number of customers. In 2008, 60 percent of our sales were to our 5 largest customers. The loss of 1 or more such customers, or a significant reduction in 1 or more of these customers’ purchases, could have a material adverse effect on our results of operations.

•
Our financial performance is materially impacted by sales of both RTL products and cigarette paper for LIP cigarettes. A significant change in the sales or production volumes, pricing or manufacturing costs of these products could have a material impact on future financial results.

•
As a result of excess capacity in the tobacco-related papers industry and increased purchased material and operating costs experienced in the last several years, competitive levels of selling prices for certain of our products are not sufficient to cover those costs with a margin that we consider reasonable. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment charges for certain equipment and employee severance expenses associated with downsizing activities. The recently announced decision to close our finished tipping paper business in Malaucène, France will result in recording restructuring expenses beginning in second quarter 2009 through expected completion of the actions by the end of 2009. Further, the Malaucène operations are expected to realize increased operating losses during the remainder of 2009 as customer orders decline and the shutdown process is completed. Management continues to evaluate how to operate our production facilities more effectively with reduced production volumes. Therefore, additional restructuring actions and asset impairment charges are likely in 2009. We will continue to disclose any such actions as they are announced to affected employees or otherwise certain and provide updates to any previously disclosed expenses associated with such actions.

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

For additional factors and further discussion of these factors, please see our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk exposure at March 31, 2009 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.
ITEM 4. CONTROLS AND PROCEDURES
We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2009. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various legal proceedings and disputes (see Note 15, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). There have been no material developments to these matters during 2009.
ITEM 1A. RISK FACTORS
There were no material changes in the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The Company repurchased shares of its common stock during the three month period ended March 31, 2009. The following table indicates the amount of shares of the Company’s common stock it has repurchased during 2009 and the remaining amount of share repurchases currently authorized by our Board of Directors as of March 31, 2009:

	Total	Average	Total Number of Shares		Maximum amount of
	Number of	Price	Purchased as Part of		shares that May Yet
	Shares	Paid per	Publicly Announced		Be Purchased under
Period	Purchased	Share	Programs		the Programs
			(# shares)	($ in millions)	($ in millions)
January 2009	—	—	—	—
February 2009	—	—	—	—
March 2009	56,953	$13.69	56,953	$0.8

Total First Quarter 2009	56,953	$13.69	56,953	$0.8	$19.2	*

*	On December 4, 2008, our Board of Directors authorized the repurchase of shares of our Common Stock during the period January 1, 2009 to December 31, 2010 in an amount not to exceed $20.0 million.
The Company sometimes uses corporate 10b5-1 plans so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Reelection of Directors
Our Annual Meeting of Stockholders was held on Thursday, April 23, 2009, at which a vote was held regarding election of 2 directors, as had been indicated in our proxy statement mailed on or about March 12, 2009. The stockholders re-elected Mr. K.C. Caldabaugh and Mr. William Finn as Class II directors for a 3-year term expiring at the 2012 Annual Meeting of Stockholders. Mr. Caldabaugh joined the Board in 1995 and serves, presently and since 2001, as a Principal of Heritage Capital Group, an investment banking firm. Mr. Finn joined the Board in 2008 and serves, presently and since 2006, as Chairmen of AstenJohnson Holding Ltd., a holding company that has interest in paper machine clothing manufacturers. The results of the voting of stockholders were as follows:

	For	Withheld
Director: Mr. Caldabaugh	12,752,282	1,786,594
Director: Mr. Finn	12,857,795	1,681,081
Mr. K.C. Caldabaugh was elected by the Board of Directors to serve as the lead non-management director for a 1-year term expiring in April 2010.
Annual Incentive Plan
Stockholders also approved the Schweitzer-Mauduit International Inc. Annual Incentive Plan.
ITEM 5. OTHER INFORMATION
None.
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

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ PETER J. THOMPSON Peter J. Thompson	By:	/s/ MARK A. SPEARS Mark A. Spears
	Treasurer, Chief Financial and		Controller
	Strategic Planning Officer		(principal accounting officer)
(duly authorized officer and
principal financial officer)

	May 6, 2009		May 6, 2009

GLOSSARY OF TERMS
The following are definitions of certain terms used in our Form 10-Q and 10-K filings:
•	“Banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.
•	“Binder” is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.
•	“Cigarette paper” wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.
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

•
“Net debt to adjusted EBITDA ratio” is a financial measurement used in bank covenants where “Net Debt” is defined as the current portion of long term debt plus other short term debt plus long term debt less cash and cash equivalents, and

•
“Adjusted EBITDA” is defined as net income excluding extraordinary or 1-time items, net income (loss) attributable to noncontrolling interest, income (loss) from equity of affiliates, interest expense, income taxes and depreciation and amortization less amortization of deferred revenue.

•	“Net debt to capital ratio” is current and long term debt less cash and cash equivalents, divided by the sum of current debt, long term debt, noncontrolling interest and total stockholders’ equity.
•	“Net debt to equity ratio” is current and long term debt less cash and cash equivalents, divided by noncontrolling interest and total stockholders’ equity.
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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended March 31, 2009
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