Form 10-Q
period 2009-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2009-08-05
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 15,320,400 shares of common stock, par value $0.10 per share, of the registrant outstanding as of July 31, 2009.

PART I

ITEM 1. FINANCIAL STATEMENTS
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Net Sales	$183.3	$202.0	$367.4	$391.8
Cost of products sold	138.7	177.8	281.2	347.6

Gross Profit	44.6	24.2	86.2	44.2

Selling expense	5.5	5.8	10.7	12.2
Research expense	2.2	2.5	4.0	4.5
General expense	11.6	7.4	23.1	17.0

Total nonmanufacturing expenses	19.3	15.7	37.8	33.7

Restructuring and impairment expense (Note 6)	13.3	3.7	13.6	5.7

Operating Profit	12.0	4.8	34.8	4.8

Interest expense	1.3	2.8	3.1	5.2
Other income (expense), net	(0.6)	0.6	(0.4)	(1.0)

Income (Loss) Before Income Taxes and Net Loss from Equity Affiliates	10.1	2.6	31.3	(1.4)

Provision (benefit) for income taxes (Note 11)	1.9	—	8.5	(2.6)
Loss from equity affiliates	1.1	0.6	2.4	0.2

Net Income	7.1	2.0	20.4	1.0
Less: Net income attributable to noncontrolling interest	—	—	—	0.2

Net Income attributable to SWM	$7.1	$2.0	$20.4	$0.8

Net Income Per Share:

Basic	$0.46	$0.13	$1.33	$0.05

Diluted	$0.45	$0.13	$1.32	$0.05

Cash Dividends Declared Per Share	$0.15	$0.15	$0.30	$0.30

Weighted Average Shares Outstanding:

Basic	15,175,600	15,395,900	15,137,400	15,402,000

Diluted	15,433,700	15,431,000	15,299,300	15,426,000
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$6.3	$11.9
Accounts receivable	88.6	87.0
Inventories	122.7	118.4
Other current assets	22.2	11.1

Total Current Assets	239.8	228.4

Property, Plant and Equipment, net	407.4	407.8
Deferred Income Tax Assets	20.6	26.4
Intangible Assets and Goodwill	14.9	15.6
Investment in Equity Affiliates	13.1	15.4
Other Assets	36.8	35.1

Total Assets	$732.6	$728.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current debt	$26.9	$34.9
Accounts payable	51.0	64.5
Accrued expenses	96.2	91.7
Current deferred revenue	6.0	6.0

Total Current Liabilities	180.1	197.1

Long-Term Debt	136.1	144.9
Pension and Other Postretirement Benefits	62.2	67.3
Deferred Income Tax Liabilities	12.6	11.0
Deferred Revenue	8.9	12.3
Other Liabilities	19.6	18.7

Total Liabilities	419.5	451.3

Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 16,078,733 shares issued; 15,310,771 and 15,329,780 shares outstanding at June 30, 2009 and December 31, 2008, respectively	1.6	1.6
Additional paid-in-capital	67.3	64.6
Common stock in treasury, at cost, 767,962 and 748,953 shares at June 30, 2009 and December 31, 2008, respectively	(14.1)	(14.1)
Retained earnings	271.7	255.9
Accumulated other comprehensive loss, net of tax	(13.4)	(30.6)

Total Stockholders’ Equity	313.1	277.4

Total Liabilities and Stockholders’ Equity	$732.6	$728.7

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions, except per share amounts)
(Unaudited)

							Accumulated
			Additional				Other
	Common Stock Issued		Paid-In	Treasury Stock		Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Interest	Total
Balance, December 31, 2007	16,078,733	1.6	68.0	570,336	(12.3)	264.6	19.9	26.0	367.8
Net income (loss) for the six months ended June 30, 2008						0.8		0.2	1.0
Adjustments to unrealized foreign currency translation, net of tax							20.6		20.6
Amortization of postretirement benefit plans’ costs, net of tax							0.5		0.5

Comprehensive income, net of tax									22.1
Less: Comprehensive income attributable to noncontrolling interest, net of tax									0.2

Comprehensive income attributable to SWM, net of tax									21.9

Purchase of noncontrolling interest								(26.2)	(26.2)
Dividends declared ($0.30 per share)						(4.7)			(4.7)
Restricted stock issuances, net			(4.3)	(197,965)	4.3				—
Stock-based employee compensation expense			0.6						0.6
Stock issued to directors as compensation				(3,466)	0.1				0.1
Purchases of treasury stock				48,900	(1.2)				(1.2)
Issuance of shares for options exercised	—	—	—	(6,000)	0.1	—	—		0.1

Balance, June 30, 2008	16,078,733	$1.6	$64.3	411,805	$(9.0)	$260.7	$41.0	—	$358.6

Balance, December 31, 2008	16,078,733	$1.6	$64.6	748,953	$(14.1)	$255.9	$(30.6)	—	$277.4
Net income for the six months ended June 30, 2009						20.4			20.4
Adjustments to unrealized foreign currency translation, net of tax							11.6		11.6
Adjustments to net unrealized gain on derivatives, net of tax							4.3		4.3
Amortization of postretirement benefit plans’ costs, net of tax							1.3		1.3

Comprehensive income attributable to SWM, net of tax									37.6

Dividends declared ($0.30 per share)						(4.6)			(4.6)
Restricted stock issuances, net			(0.3)	(13,500)	0.3				—
Stock-based employee compensation expense			3.5						3.5
Tax effect of stock-based employee compensation expense			(0.5)						(0.5)
Stock issued to directors as compensation				(2,444)	0.1				0.1

Purchases of treasury stock				56,953	(0.8)				(0.8)
Issuance of shares for options exercised	—	—	—	(22,000)	0.4				0.4

Balance, June 30, 2009	16,078,733	$1.6	$67.3	767,962	$(14.1)	$271.7	$(13.4)	—	$313.1

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Operations
Net income	$20.4	$1.0
Non-cash items included in net income:
Depreciation and amortization	21.9	23.8
Asset impairments and restructuring-related accelerated depreciation	—	3.0
Amortization of deferred revenue	(3.4)	(3.1)
Deferred income tax provision (benefit)	5.4	(11.8)
Pension and other postretirement benefits	(3.4)	0.7
Stock-based employee compensation expense	3.5	0.6
Loss from equity affiliates	2.4	0.2
Other items	0.2	—
Net changes in operating working capital	(24.1)	(2.1)

Cash Provided by Operations	22.9	12.3

Investing
Capital spending	(4.6)	(24.0)
Capitalized software costs	(1.8)	(2.2)
Acquisitions, net of cash acquired	—	(51.3)
Investment in equity affiliates	—	(1.9)
Other	0.3	(3.7)

Cash Used for Investing	(6.1)	(83.1)

Financing
Cash dividends paid to SWM stockholders	(4.6)	(4.7)
Changes in short-term debt	(6.3)	2.9
Proceeds from issuances of long-term debt	12.2	100.1
Payments on long-term debt	(23.1)	(20.9)
Purchases of treasury stock	(0.8)	(1.2)
Other items	(0.1)	0.1

Cash Provided by (Used in) Financing	(22.7)	76.3

Effect of Exchange Rate Changes on Cash	0.3	(0.1)

Increase (Decrease) in Cash and Cash Equivalents	(5.6)	5.4

Cash and Cash Equivalents at beginning of period	11.9	4.0

Cash and Cash Equivalents at end of period	$6.3	$9.4

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. GENERAL
Nature of Business
Schweitzer-Mauduit International, Inc., or the Company, is a multinational diversified producer of premium specialty papers headquartered in the United States of America and is the world’s largest supplier of fine papers to the tobacco industry. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised approximately 95 and 90 percent of the Company’s consolidated net sales in the three and six months ended June 30, 2009 and 2008, respectively. The primary products in the group include cigarette, plug wrap and tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes and reconstituted tobacco wrappers and binders for machine-made cigars. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission, or the SEC, and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America, or U.S. GAAP. However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Management evaluated subsequent events through August 5, 2009, when our financial statements were issued.
The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 6, 2009.
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

Recent Accounting Pronouncements
Effective January 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 141R, which is a revision of SFAS No. 141, “Business Combinations.” SFAS No. 141R applies prospectively to business combinations after the beginning of the first annual reporting period beginning on or after December 15, 2008. The objective of SFAS No. 141R is to improve the reporting requirements of business combinations and their effects. To accomplish this, SFAS No. 141R establishes the principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and noncontrolling interest in the acquiree, (b) recognizes and measures goodwill in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this standard had no impact on the Company’s consolidated financial statements and will be applied to future transactions, if any.
Effective January 1, 2009, the Company adopted the provisions of SFAS, No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51.” The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as a part of consolidated earnings and to apply these financial statement presentation requirements retrospectively. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The adoption of this standard changed how we present noncontrolling interests in our financial statements and has been retrospectively applied to all periods presented.
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
Effective June 30, 2009, the Company adopted the provisions of SFAS No. 165, “Subsequent Events.” The adoption of SFAS No. 165 had no financial impact on our consolidated financial statements and only required disclosure of the date through which subsequent events have been evaluated.
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

Diluted net income per common share is computed based on net income attributable to common shareholders divided by the weighted average number of common and potential common shares outstanding. Potential common shares during the respective periods are those related to dilutive stock-based compensation, including long-term share-based incentive compensation, stock options outstanding, and directors’ accumulated deferred stock compensation which may be received by the directors in the form of stock or cash. A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net income per share follows ($ in millions, shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Numerator (basic and diluted):
Net income	$7.1	$2.0	$20.4	$0.8
Less: Undistributed earnings available to participating securities	—	—	(0.1)	(0.1)
Less: Distributed earnings available to participating securities	—	—	(0.1)	—

Undistributed and distributed earnings available to common shareholders	$7.1	$2.0	$20.2	$0.7

Denominator:
Average number of common shares outstanding	15,175.6	15,395.9	15,137.4	15,402.0
Effect of dilutive stock-based compensation	258.1	35.1	161.9	24.0

Average number of common and potential common shares outstanding	15,433.7	15,431.0	15,299.3	15,426.0

Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods. For the three and six months ended June 30, 2009, the average number of share equivalents resulting from these anti-dilutive stock options not included in the computations of diluted net income per share were approximately 695,900 and 736,500, respectively, and for the three and six months ended June 30, 2008, were approximately 713,400 and 627,200, respectively.
NOTE 3. INVENTORIES
The following schedule details inventories by major class (dollars in millions):

	June 30,	December 31,
	2009	2008
Raw materials	$34.7	$34.7
Work in process	27.0	25.7
Finished goods	41.2	35.3
Supplies and other	19.8	22.7

Total	$122.7	$118.4

NOTE 4. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for each segment for the six months ended June 30, 2009, were as follows (dollars in millions):

	France	Brazil	Total
Balance as of January 1, 2009	$7.4	$1.1	$8.5
Foreign currency translation adjustments	0.2	—	0.2

Balance as of June 30, 2009	$7.6	$1.1	$8.7

The gross carrying amount and accumulated amortization for amortizable intangible assets consisted of the following (dollars in millions):

	June 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization*	Amount	Amount	Amortization*	Amount
Customer-related intangibles (French Segment)	$10.0	$3.8	$6.2	$10.0	$2.9	$7.1

*	Accumulated amortization also includes adjustments for foreign currency translation.
Amortization expense of intangible assets was $0.5 million and $1.0 million for the three and six months ended June 30, 2009, and $0.7 million and $1.3 million for the three and six months ended June 30, 2008, respectively. The Company’s customer-related intangibles are amortized to expense using the 150 percent declining balance method over a 6-year life. Estimated amortization expense for the next 5 years is as follows (in millions of dollars): 2009—$2.1 million, 2010—$1.9 million, 2011—$1.6 million, 2012—$1.2 million, and 2013—$0.4 million.
NOTE 5. INVESTMENT IN EQUITY AFFILIATES
The Company’s joint venture with China National Tobacco Corporation, or CNTC, is China Tobacco Mauduit (Jiangmen) Paper Industry Co. LTD, or CTM. CTM has 2 paper machines which produce cigarette paper and porous plug wrap, both of which started production in 2008. The Company uses the equity method to account for its 50 percent ownership interest in CTM. At June 30, 2009 and December 31, 2008, the Company’s equity investment in CTM was $13.1 million and $15.4 million, respectively. The Company’s share of the net loss of CTM was included in loss from equity affiliates within the consolidated statements of income. CTM pays to each the Company and CNTC a 2 percent royalty on net sales of cigarette and porous plug wrap papers. CTM sells its products to CNTC and its subsidiaries.
Below is summarized balance sheet information as of June 30, 2009 and December 31, 2008 and income statement information of the China joint venture for the three and six months ended June 30, 2009 and 2008 (dollars in millions):
Balance Sheet Information

	June 30,	December 31,
	2009	2008
	(Unaudited)
Current assets	$15.8	$11.3
Noncurrent assets	88.4	90.2
Current debt	19.6	13.8
Other current liabilities	6.2	4.4
Long-term debt	51.7	52.0
Other long term liabilities	0.5	0.4
Stockholders’ equity	$26.2	$30.9
Statement of Operations Information

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net sales	$3.6	$0.7	$6.9	$0.7
Gross profit (loss)	0.9	(1.5)	1.2	—
Net income (loss)	$(2.3)	$(1.2)	$(4.9)	$(0.4)
NOTE 6. RESTRUCTURING ACTIVITIES
During April 2009, the Company announced plans to close its finished tipping paper production facility in Malaucène, France. As a result, management expects to reduce employment by approximately 210 people. These actions resulted in restructuring expense of $12.2 million during the second quarter of 2009 mostly related to employee severance. On July 22, 2009, the Company concluded the statutory consultation process with the Work’s Council who expressed a negative opinion on the Company’s proposal. Despite this negative opinion, the Company has decided to implement its last and final proposal. We expect to record approximately $13 million of employee severance and other cash expenses during the remainder of 2009 related to this plan, net of reversals of certain employee-related liabilities which are expected to be eliminated as a result of the mill shutdown and employee terminations.

In the second quarter, the Company also recorded $1.0 million of restructuring expense related to severance accruals in connection with general staff reductions in France.
The Company incurred restructuring expenses of $13.3 million and $13.6 million in the three and six months ended June 30, 2009, respectively, and $3.7 million and $5.7 million for the three and six months ended June 30, 2008, respectively. The following table summarizes the associated cash and non-cash, pre-tax restructuring expense for the three and six months ended June 30, 2009 and 2008 and the associated expense incurred since the 2006 inception of restructuring activities through June 30, 2009 (dollars in millions):

					Cumulative
	Three Months Ended		Six Months Ended		2006 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

France
Cash Expense
Severance and other employee related costs	$12.4	$0.6	$12.4	$1.7	$36.6
Other	—	—	—	—	0.9
Non-cash Expense
Accelerated depreciation	—	0.4	—	0.9	4.6
Other	0.8	—	1.1	—	1.1

Total France Restructuring Expense	13.2	1.0	13.5	2.6	43.2

United States
Cash Expense
Severance and other employee related costs	—	0.5	—	0.9	2.9
Other	0.1	0.1	0.1	0.1	0.7
Non-cash Expense
Asset impairment charges	—	0.2	—	0.2	12.0
Accelerated depreciation	—	—	—	—	5.2
(Gain) Loss on disposal of assets	—	—	—	—	(0.3)

Total United States Restructuring Expense	0.1	0.8	0.1	1.2	20.5

Brazil
Cash Expense
Severance and other employee related costs	—	—	—	—	1.7
Non-cash Expense
Asset impairment charges	—	1.9	—	1.9	1.9

Total Brazil Restructuring Expense	—	1.9	—	1.9	3.6

Summary
Total Cash Expense	12.5	1.2	12.5	2.7	42.8
Total Non-cash Expense	0.8	2.5	1.1	3.0	24.5

Total Restructuring Expense	$13.3	$3.7	$13.6	$5.7	$67.3

Restructuring liabilities were classified within accrued expenses in each of the consolidated balance sheets as of June 30, 2009 and December 31, 2008. Changes in the restructuring liabilities during the six month period ended June 30, 2009 and the twelve month period ended December 31, 2008 are summarized as follows (dollars in millions):

	Six Months Ended	Year Ended
	June 30,	December 31,
	2009	2008
Balance at beginning of year	$5.4	$16.4
Accruals for announced programs	12.5	4.7
Cash payments	(2.0)	(16.0)
Exchange rate impacts	0.4	0.3

Balance at end of period	$16.3	$5.4

NOTE 7. DEBT
Total debt is summarized in the following table (dollars in millions):

	June 30,	December 31,
	2009	2008
Credit Agreement
U. S. Revolver	$83.0	$92.0
Euro Revolver	43.7	44.6
French Employee Profit Sharing	10.9	11.4
Bank Overdrafts	18.3	23.6
Other	7.1	8.2

Total Debt	163.0	179.8
Less: Current debt	26.9	34.9

Long-Term Debt	$136.1	$144.9

Credit Agreement
The Company’s Credit Agreement provides for a $95 million U.S. dollar revolving credit facility, or U.S. Revolver, and an 80 million euro revolving credit facility, or Euro Revolver. Borrowings under the U.S. Revolver decreased to $83.0 million as of June 30, 2009 from $92.0 million as of December 31, 2008. Availability under the U.S. Revolver increased to $12.0 million as of June 30, 2009 from $3.0 million as of December 31, 2008. Borrowings under the Euro Revolver decreased to 31.0 million euros, or $43.7 million, as of June 30, 2009 from 32.1 million euros, or $44.6 million, as of December 31, 2008. Availability under the Euro Revolver increased to 49.0 million euros, or $69.2 million, as of June 30, 2009 from 47.9 million euros, or $66.6 million, as of December 31, 2008.
As of June 30, 2009 and December 31, 2008, the applicable interest rate on the U.S. Revolver was 0.8 percent and 3.2 percent, respectively. As of June 30, 2009 and December 31, 2008, the applicable interest rate on the Euro Revolver was 1.9 percent and 5.4 percent, respectively.
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
Bank Overdrafts and Other
The Company had bank overdraft facilities of $35.2 million as of June 30, 2009. Bank overdraft obligations outstanding decreased to $18.3 million as of June 30, 2009 from $23.6 million as of December 31, 2008, which increased availability under bank overdrafts to $16.9 million as of June 30, 2009.
Other debt consists of non-interest bearing French segment debt with deferred capital repayment from governmental and commercial institutions primarily related to environmental capital improvements and debt in Brazil from governmental financing programs. The Brazilian segment debt has market interest rates in Brazil ranging from 8 to 11 percent.
Interest Rate Swap Agreements
The Company maintains interest rate swap agreements on portions of its long-term debt. As a result, as of June 30, 2009, the LIBOR rates on $30 million, $17 million, and $16 million of the Company’s variable-rate long-term debt were fixed at 1.6 percent, 1.4 percent, and 1.8 percent, respectively, through May 30, 2010, March 16, 2010, and May 1, 2010, respectively. The Company also has a contract to fix $33 million of variable-rate debt at an average rate of 2.4 percent effective March 2010 through April 2012. The impact of the swap agreements on the consolidated financial statements was not material for the three or six months ended June 30, 2009.

Fair Value of Debt
At June 30, 2009 and December 31, 2008, the carrying value of substantially all of the Company’s outstanding debt approximated fair value since the interest rates were variable and based on current market indices.
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
The following table presents the fair value of asset and liability derivatives and the respective balance sheet location at June 30, 2009 (dollars in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedges:

Foreign exchange contracts	Accounts Receivable	$2.6	Accounts Payable	$—
Foreign exchange contracts	Other Assets	1.3	Other Liabilities	—

Total derivatives designated as hedges		$3.9		$—

Derivatives not designated as hedges:

Interest rate contracts (Note 7)	Other Assets	$—	Other Assets	0.1
Foreign exchange contracts	Accounts Receivable	—	Accounts Payable	0.2

Total derivatives not designated as hedges		$—		0.3

Total derivatives		$3.9		$0.3

The following table provides the effect derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations (dollars in millions):
The Effect of Cash Flow Hedge Derivative Instruments on the Consolidated Income Statement
for the Three Months Ended June 30, 2009

Gain / (Loss)
		Location of		Location of Gain /	Recognized in
		Gain /(Loss)	Gain /(Loss)	(Loss) Recognized in	Income
		reclassified	Reclassified	Income (Ineffective	(Ineffective
	Change	from AOCI	from AOCI	Portion and Amount	Portion and
	in AOCI	into Income	into Income	Excluded from	Amount excluded
	Gain /	(Effective	(Effective	Effectiveness	from Effectiveness
	(Loss)	Portion)	Portion)	Testing)	Testing)

Derivatives designated as hedges:
Foreign exchange contracts	$4.0	Net Sales	$0.4	Other Income/ (Expense)	$—

The Effect of Cash Flow Hedge Derivative Instruments on the Consolidated Income Statement
for the Six Months Ended June 30, 2009

Gain / (Loss)
		Location of		Location of Gain /	Recognized in
		Gain /(Loss)	Gain /(Loss)	(Loss) Recognized in	Income
		reclassified	Reclassified	Income (Ineffective	(Ineffective
	Change	from AOCI	from AOCI	Portion and Amount	Portion and
	in AOCI	into Income	into Income	Excluded from	Amount excluded
	Gain /	(Effective	(Effective	Effectiveness	from Effectiveness
	(Loss)	Portion)	Portion)	Testing)	Testing)

Derivatives designated as hedges:
Foreign exchange contracts	$4.3	Net Sales	$0.1	Other Income/ (Expense)	$—

The following table provides the effect derivative instruments not designated as hedging instruments had on net income (dollars in millions):

		Amount of Gain /	Amount of Gain / (Loss)
		(Loss) Recognized in	Recognized in Income on
Derivatives not designated	Location of Gain / (Loss)	Income on Derivatives	Derivatives for the Six
as hedging instruments	Recognized in Income on	for the Three Months	Months Ended June 30,
under SFAS No. 133	Derivatives	Ended June 30, 2009	2009
Interest rate contracts	Other Income / Expense	$0.2	$0.3
Foreign exchange contracts	Other Income / Expense	(0.2)	(0.7)

Total		$—	$(0.4)

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
Pension and OPEB Benefits
The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three and six months ended June 30, 2009 and 2008 were as follows (dollars in millions):

	Three Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2009	2008	2009	2008	2009	2008
Service cost	$—	$0.1	$—	$0.4	$—	$0.1
Interest cost	1.6	1.7	1.0	0.6	0.2	0.1
Expected return on plan assets	(1.6)	(2.0)	(0.2)	(0.3)	—	—
Amortizations and other	0.9	0.2	0.2	0.1	—	—

Net periodic benefit cost	$0.9	$—	$1.0	$0.8	$0.2	$0.2

	Six Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2009	2008	2009	2008	2009	2008
Service cost	$—	$0.2	$—	$0.8	$—	$0.2
Interest cost	3.2	3.3	2.0	1.1	0.4	0.3
Expected return on plan assets	(3.2)	(4.0)	(0.4)	(0.6)	—	—
Amortizations and other	1.8	0.5	0.4	0.3	—	—

Net periodic benefit cost	$1.8	$—	$2.0	$1.6	$0.4	$0.5

During the full-year 2009, the Company expects to recognize approximately $3.6 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $1 million for its French pension plans. During the three and six months ended June 30, 2009, the Company recognized amortization of $0.9 million and $1.8 million, respectively, for its U.S. pension and OPEB plans and $0.2 million and $0.4 million for its French pension plans in the three and six months ended June 30, 2009, respectively.
The Company made $1.0 and $7.0 million in pension contributions to its U.S. pension plans during the three and six months ended June 30, 2009, respectively, and expects to contribute a total of $12 to $15 million to its pension plans during the full-year 2009. The Company paid $0.1 million and $0.3 million, respectively, during the three and six months ended June 30, 2009 for its U.S. OPEB benefits and expects to pay a total of $1 to $2 million during the full-year 2009. In July 2009, the Company paid $3.3 million to settle its remaining liability and terminate its supplemental employee retirement plan.

NOTE 11. INCOME TAXES
Income before income taxes and net loss from equity affiliates was income of $10.1 million and $31.3 million for the three and six months ended June 30, 2009, respectively, and income of $2.6 million and a loss of $1.4 million for the three and six months ended June 30, 2008, respectively.
A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision (benefit) for income taxes is as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2009		2008		2009		2008
Tax provision (benefit) at U.S. statutory rate	$3.6	35.0%	$0.9	35.0%	$11.0	35.0%	$(0.5)	35.0%
Tax benefits of foreign legal structure	(0.9)	(8.9)	(1.1)	(42.3)	(1.7)	(5.4)	(2.1)	150.7
Other, net	(0.8)	(7.3)	0.2	7.3	(0.8)	(2.4)	—	—

Provision (benefit) for income taxes	$1.9	18.8%	—	—%	$8.5	27.2%	$(2.6)	185.7%

Tax benefits of foreign legal structure result from net foreign tax deductions from the restructuring of the Company’s foreign operations in 2003. The proportionate effect of this item on the overall effective income tax rate decreases as earnings increase.
At June 30, 2009 and December 31, 2008, the Company had no significant unrecognized tax benefits related to income taxes.
The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement. There were no material income tax penalties or interest accrued during either of the three or six months ended June 30, 2009 or 2008.
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
For purposes of the segment disclosure in the following tables, the term “United States” includes operations in the United States and Canada. The Canadian operations only produce flax fiber used as raw material in the U.S. operations. The term “France” includes operations in France, the Philippines and Indonesia because the results of the Philippine and Indonesian operations are not material for segment reporting purposes. Sales of products between segments are made at market prices and elimination of these sales is referred to in the following tables as intersegment sales. Expense amounts not associated with segments are referred to as unallocated expenses.

Net Sales
(dollars in millions)

	Three Months Ended				Six Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
France	$111.9	61.0%	$129.2	64.0%	$223.5	60.8%	$250.0	63.8%
United States	63.9	34.9	57.7	28.6	129.8	35.3	113.2	28.9
Brazil	19.0	10.4	20.3	10.0	37.1	10.1	38.2	9.8

Subtotal	194.8	106.3	207.2	102.6	390.4	106.2	401.4	102.5

Intersegment sales by
France	(5.5)	(3.0)	(0.7)	(0.4)	(8.9)	(2.4)	(1.3)	(0.4)
United States	—	—	(1.6)	(0.8)	(1.2)	(0.3)	(2.3)	(0.6)
Brazil	(6.0)	(3.3)	(2.9)	(1.4)	(12.9)	(3.5)	(6.0)	(1.5)

Subtotal	(11.5)	(6.3)	(5.2)	(2.6)	(23.0)	(6.2)	(9.6)	(2.5)

Consolidated	$183.3	100.0%	$202.0	100.0%	$367.4	100.0%	$391.8	100.0%

Operating Profit
(dollars in millions)

	Three Months Ended				Six Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
France	$1.2	10.0%	$6.5	135.4%	$14.2	40.8%	$5.6	116.7%
United States	12.5	104.2	3.9	81.3	25.5	73.3	9.3	193.7
Brazil	2.8	23.3	(4.4)	(91.7)	5.4	15.5	(6.1)	(127.1)
Unallocated	(4.5)	(37.5)	(1.2)	(25.0)	(10.3)	(29.6)	(4.0)	(83.3)

Consolidated	$12.0	100.0%	$4.8	100.0%	$34.8	100.0%	$4.8	100.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Summary
(dollars in millions, except per share amounts)

	Three Months Ended				Six Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
Net sales	$183.3	100.0%	$202.0	100.0%	$367.4	100.0%	$391.8	100.0%
Gross profit	44.6	24.3	24.2	12.0	86.2	23.5	44.2	11.3
Restructuring & impairment expense	13.3	7.3	3.7	1.8	13.6	3.7	5.7	1.5
Operating profit	12.0	6.5	4.8	2.4	34.8	9.5	4.8	1.2
Interest expense	1.3	0.7	2.8	1.4	3.1	0.8	5.2	1.3
Other income (expense), net	(0.6)	(0.3)	0.6	0.3	(0.4)	(0.1)	(1.0)	(0.2)
Net income	$7.1	3.9%	$2.0	1.0%	20.4	5.6%	$0.8	0.2%
Diluted earnings per share	$0.45		$0.13		$1.32		$0.05
Cash provided by operations	$11.1		$20.3		$22.9		$12.3
Capital spending	$2.0		$5.4		$4.6		$24.0
Second Quarter Highlights
Net sales were $183.3 million in the three month period ended June 30, 2009, a 9.3 percent decrease over the prior-year quarter. Net sales decreased $18.7 million as a result of $19.4 million from a 15 percent decrease in unit sales volumes, $17.1 million in unfavorable foreign currency exchange rate impacts from a stronger U.S. dollar compared to the euro and Brazilian real and $3.1 million due to lower sales following announcement of the closure of our finished tipping facility in Malaucène, France. These declines were partially offset by $20.9 million in higher average selling prices, primarily due to an improved mix of products sold.
Gross profit was $44.6 million in the three month period ended June 30, 2009, an increase of $20.4 million from the prior-year quarter. The gross profit margin was 24.3 percent, increasing from 12.0 percent in the prior-year quarter. Restructuring and impairment expenses were $13.3 million and $3.7 million for the three months ended June 30, 2009 and 2008, respectively. Operating profit was $12.0 million in the three months ended June 30, 2009 versus $4.8 million in the prior-year quarter. The higher gross profit and operating profit were both primarily due to $16.4 million in higher average selling prices and a favorable mix of products sold, $6.6 million in cost savings and mill operating efficiencies due to a lack of recurring machine start-up costs of $3.9 million in 2008, and $1.6 million in currency exchange benefits. These benefits were partially offset by $3.6 million in higher non-manufacturing expenses, primarily due to higher incentive compensation accruals as well as consulting expenses associated with strategic planning activities, and $2.0 million from decreased sales volumes.
In the second quarter of 2009, interest expense compared to prior-year quarter declined as a result of lower average debt levels and lower interest rates. SWM second quarter net income and diluted earnings per share improved versus the prior-year net income and diluted earnings per share by $5.1 million and $0.32 per share, respectively.

Year-to-Date Highlights
Net sales were $367.4 million during the six months ended June 30, 2009, a 6.2 percent decrease over the prior-year period. Net sales decreased $24.4 million as a result of $33.4 million in unfavorable foreign currency exchange rate impacts, $29.4 million from a 13% decrease in sales volumes and $2.1 million in lower French tipping paper sales following announcement of the closure of our finished tipping facility in Malaucène, France. These declines were partially offset by $40.5 million in higher average selling prices, primarily due to an improved mix of products sold.
Gross profit was $86.2 million in the six month period ended June 30, 2009, an increase of $42.0 million from the prior-year quarter. The gross profit margin was 23.5 percent, increasing from 11.3 percent in the prior-year period. Restructuring and impairment expenses were $13.6 million and $5.7 million for the six months ended June 30, 2009 and 2008, respectively. Operating profit was $34.8 million in the six months ended June 30, 2009 versus $4.8 million in the prior-year period. The higher gross profit and operating profit were both primarily due to $32.9 million in higher average selling prices and a favorable mix of products sold, $11.5 million in cost savings and mill operating efficiencies due to a lack of $9.2 million in machine start-up costs incurred in 2008, and $2.2 million in currency exchange benefits. These benefits were partially offset by $4.1 million in higher non-manufacturing expenses, primarily due to higher incentive compensation accruals, consulting expenses associated with strategic planning activities and severance expenses, and $3.9 million from decreased sales volumes.
Interest expense was lower by $2.1 million as a result of lower average debt levels and lower interest rates. Net income and diluted net income per share were higher than the comparable periods of the prior-year by $19.6 million and $1.27, respectively.
Capital spending was $4.6 million and $24.0 million for the six months ended June 30, 2009 and 2008, respectively. Capital spending in the 2008 period primarily consisted of $11.0 million incurred at PdM for a paper machine rebuild and improvements to the bobbin slitting process. There was no major capital project for which spending was $1.0 million or more in the 2009 period.
Recent Developments
Operational Changes — France
In April 2009, we announced a decision to close our finished tipping paper facility, Papeteries de Malaucène SAS, located in France. Due to ongoing losses at the facility, the Company previously recorded a $13.5 million fixed asset impairment charge in the fourth quarter of 2008, which included the majority of the related fixed asset values. This mill closure is expected to result in severance of approximately 210 employees. We recorded $12.2 million in restructuring expense including $11.4 million in estimated cash severance payments and $0.8 million in non-cash charges in the second quarter of 2009. We expect additional expenses, net of reversals of employee-related accruals, related to this action of approximately $13 million through its planned completion in the fourth quarter of 2009. Payment of the cash severances is expected to be completed by the end of 2010, with approximately $6 million expected to be paid during 2009.
Operating losses for the Malaucène facility will likely continue given the loss of customer orders combined with continuing payroll expenses during the closure process. Incremental operating losses could negatively impact our operating profit by approximately $6 to $7 million, or $0.26 to $0.31 per share, during the remainder of 2009.
Lower Ignition Propensity Cigarettes
Based upon the states that have passed LIP regulations, demand for this product is expected to grow from the current level of approximately 49 percent of North American cigarette consumption to approximately 89 percent by early 2010. Additionally, states representing essentially all of North American consumption have either passed or proposed LIP regulations, and all major cigarette producers have announced voluntary national distribution of this technology, supporting the likelihood that LIP cigarettes will be sold nationwide by late 2009 or early 2010. As a result, we expect to realize continued growth in demand for cigarette paper used in LIP cigarettes, which would continue to significantly benefit our U.S. business unit’s results.

International LIP efforts continue, especially in the European Union, or EU. Australia will implement LIP regulations effective in March 2010 and Finland will follow with implementation in April 2010. The compliance test standards for Australia and Finland are consistent with test standards in Canada and the United States. In July 2009, SWM announced that the British American Tobacco affiliate in Australia, which has an approximate 60 percent share of that market, will exclusively use SWM’s Alginex® banded papers.
In June 2008, the EU’s Standardization European Committee, known as CEN, mandated development of an ignition propensity standard. This standard is currently under development by working groups within the International Organization for Standardization, known as ISO, with expectations that the standard will be published by late 2010 or early 2011. Implementation of LIP regulation in the EU is expected by 2012. Additionally, other countries including South Korea, South Africa and Brazil are discussing possible LIP regulation. These actions indicate that it is increasingly likely LIP cigarette regulations outside of North America will become effective in the next 1 to 3 years thus increasing demand for SWM’s banded cigarette paper technology used in these cigarettes.
Accordingly, we have begun implementing plans to establish LIP production capability in Europe with a planned commencement of operations during early 2010 and continue to work with our customers to finalize product developments and establish supply terms. We continue to study further LIP production capacity plans to meet the full extent of EU demand for cigarette paper used in LIP cigarettes and expect to select a location for a second production site in Europe. These legislative and capacity planning developments involving LIP requirements are positive for us given our leadership position in this technology with our Alginex® banded papers and ability to provide one or more commercially proven LIP solutions to cigarette manufacturers.
Results of Operations
Three Months Ended June 30, 2009 Compared with the Three Months Ended June 30, 2008
Net Sales
(dollars in millions)

					Consolidated
	Three Months Ended				Sales
	June 30,	June 30,		Percent	Volume
	2009	2008	Change	Change	Change
France	$111.9	$129.2	$(17.3)	(13.4)%	(2.1)%
United States	63.9	57.7	6.2	10.7	(51.0)
Brazil	19.0	20.3	(1.3)	(6.4)	(28.6)

Subtotal	194.8	207.2	(12.4)
Intersegment	(11.5)	(5.2)	(6.3)

Total	$183.3	$202.0	$(18.7)	(9.3)%	(14.7)%

Net sales were $183.3 million in the three months ended June 30, 2009 compared with $202.0 million in the prior-year quarter. The decrease of $18.7 million, or 9.3 percent, consisted of the following (dollars in millions):

	Amount	Percent
Changes in sales volumes	$(19.4)	(9.6)%
Changes in currency exchange rates	(17.1)	(8.5)
Changes due to Malaucène closure	(3.1)	(1.5)
Changes in selling prices and product mix	20.9	10.3

Total	$(18.7)	(9.3)%

•	Unit sales volumes decreased by 14.7 percent in the three months ended June 30, 2009 versus the prior-year quarter, resulting in an unfavorable effect on net sales of $19.4 million, or 9.6 percent.
•
Sales volumes in the United States decreased by 51.0 percent, reflecting primarily a change to source certain products from SWM’s Brazilian and French locations and to a lesser extent reduced sales of certain tobacco-related products caused by lower market demand.

•	Brazil experienced decreased sales volumes of 28.6 percent as the result of our exiting the coated papers business in 2008.
•	Sales volumes for the French segment decreased by 2.1 percent, primarily as a result of lower sales of certain tobacco-related products partially offset by 4.4 percent growth in RTL.
•
Changes in currency exchange rates had an unfavorable impact on net sales of $17.1 million, or 8.5 percent, in the three months ended June 30, 2009 and primarily reflected the impact of a weaker euro compared with the U.S. dollar.

•
Higher average selling prices had a favorable $20.9 million, or 10.3 percent, impact on the net sales comparison. The increase in average selling prices reflected an improved mix of products sold, especially in the United States, primarily due to increased sales of cigarette paper for LIP cigarettes, as well as price increases realized since early 2009.

French segment net sales of $111.9 million in the three months ended June 30, 2009 decreased by $17.3 million, or 13.4 percent, versus $129.2 million in the prior-year quarter. The decrease in net sales was primarily the result of a weaker euro relative to the U.S. dollar in the current year period as compared to the prior year period and $3.1 million in lower sales from the Malaucène finished tipping facility which is being shut down.
The U.S. segment net sales of $63.9 million in the three months ended June 30, 2009 increased by $6.2 million, or 10.7 percent, compared with $57.7 million in the prior-year quarter. The increase in net sales of the U.S. segment resulted from an improved mix of products sold and higher selling prices partially offset by lower sales volume.
The Brazil segment net sales of $19.0 million in the three months ended June 30, 2009 decreased by $1.3 million, or 6.4 percent, from $20.3 million in the prior-year quarter. The change was primarily due to currency translation impacts as lower sales volume was offset by higher average selling prices and an improved mix of products sold.
Gross Profit
(dollars in millions)

	Three Months Ended
	June 30,	June 30,		Percent	Percent of Net Sales
	2009	2008	Change	Change	2009	2008
Net Sales	$183.3	$202.0	$(18.7)	(9.3)%
Cost of products sold	138.7	177.8	(39.1)	(22.0)	75.7%	88.0%

Gross Profit	$44.6	$24.2	$20.4	84.3%	24.3%	12.0%

Gross profit was $44.6 million in the three months ended June 30, 2009, an increase of $20.4 million from $24.2 million in the prior-year quarter. The gross profit margin was 24.3 percent of net sales in the three months ended June 30, 2009, increasing from 12.0 percent in the prior-year quarter. Gross profit was favorably impacted by higher average selling prices, including a favorable mix of products sold, and improved mill operations.
Inflationary cost increases related to materials prices, labor and energy were mostly offset by lower per ton wood pulp prices for a net unfavorable impact to operating results of $0.5 million during the three months ended June 30, 2009. Changes in per ton wood pulp prices increased operating profit by $3.9 million compared with the prior-year quarter. The average per ton list price of northern bleached softwood kraft pulp in the United States was $645 per metric ton during the three month period ended June 30, 2009 compared with $880 per metric ton during the prior-year quarter.
Nonmanufacturing Expenses
(dollars in millions)

	Three Months Ended
	June 30,	June 30,		Percent	Percent of Net Sales
	2009	2008	Change	Change	2009	2008
Selling expense	$5.5	$5.8	$(0.3)	(5.2)%	3.0%	2.9%
Research expense	2.2	2.5	(0.3)	(12.0)	1.2	1.2
General expense	11.6	7.4	4.2	56.7	6.3	3.7

Nonmanufacturing expenses	$19.3	$15.7	$3.6	22.9%	10.5%	7.8%

Nonmanufacturing expenses increased by $3.6 million, or 22.9 percent, to $19.3 million from $15.7 million in the prior-year quarter, primarily due to higher incentive compensation accruals due to improved results as well as consulting expenses associated with strategic planning activities. Nonmanufacturing expenses were 10.5 percent and 7.8 percent of net sales in the three month periods ended June 30, 2009 and 2008, respectively.
Restructuring and Impairment Expense
Total restructuring and impairment expense of $13.3 million was recognized during the three months ended June 30, 2009, comprised of $12.5 million for severance related and other cash costs and $0.8 for other non-cash charges. Total restructuring and impairment expense of $3.7 million was recognized during the prior-year quarter, comprised of $2.5 million for asset impairments and other non-cash charges and $1.2 million for severance related and other cash costs.

Operating Profit
(dollars in millions)

	Three Months Ended			Return on Net
	June 30,	June 30,		Sales
	2009	2008	Change	2009	2008

France	$1.2	$6.5	$(5.3)	1.1%	5.0%
United States	12.5	3.9	8.6	19.6	6.8
Brazil	2.8	(4.4)	7.2	14.7	(21.7)

Subtotal	16.5	6.0	10.5
Unallocated expenses	(4.5)	(1.2)	(3.3)

Total	$12.0	$4.8	$7.2	6.5%	2.4%

N.M. Not meaningful
Operating profit was $12.0 in the three months ended June 30, 2009 compared with $4.8 million during the prior-year quarter.
The French segment’s operating profit was $1.2 million in the three months ended June 30, 2009, a decrease of $5.3 million from an operating profit of $6.5 million in the prior-year quarter. The decrease was primarily due to:
•	Increased restructuring expenses of $12.2 million
•	Higher nonmanufacturing expenses of $1.4 million
•	Inflationary cost increases of $1.2 million.
•
These negative factors were partially offset by $3.9 million from higher selling prices and improved mix as well as improved mill operations and benefits of prior strategic restructuring actions, including improved operations on a rebuilt paper machine.

The U.S. segment’s operating profit was $12.5 million in the three months ended June 30, 2009, an $8.6 million increase from $3.9 million in the prior-year quarter. Higher selling prices and changes in the mix of products sold increased operating profit by $10.4 million, primarily due to higher sales of cigarette paper for LIP cigarettes. The favorable mix of products sold was partially offset by volume declines of $1.8 million.
Brazil’s operating profit was $2.8 million during the three months ended June 30, 2009, compared with an operating loss of $4.4 million during the prior-year quarter. The increased operating profit was primarily due to:
•	The stronger Brazilian real versus the U.S. dollar, which had a $2.9 million favorable impact, including a $0.4 million benefit from foreign currency hedges
•	Higher selling prices and improved mix of products sold of $2.1 million
•	These positive factors were partially offset by $1.2 million unfavorable impact of volume declines
Non-Operating Expenses
Interest expense of $1.3 million in the three months ended June 30, 2009 decreased from $2.8 million in the prior-year quarter. Average debt levels decreased during the three months ended June 30, 2009 versus the prior-year quarter, and our weighted average effective interest rate was lower. The weighted average effective interest rates on our revolving debt facilities were approximately 2.0 percent and 3.9 percent for the three months ended June 30, 2009 and 2008, respectively.
Other income (expense), net was expense of $0.6 million and income of $0.6 million for the three months ended June 30, 2009 and 2008, respectively, primarily due to foreign currency transaction impacts.
Income Taxes
The provision for income taxes in the three months ended June 30, 2009 reflected an effective tax rate of 18.8 percent compared with zero percent in the prior-year quarter. The difference in effective tax rates was primarily due to the improved operating results in 2009 versus 2008, together with the tax benefits of our foreign holding company structure.

Loss from Equity Affiliates
Loss from equity affiliates totaled a loss of $1.1 million and $0.6 million during the three months ended June 30, 2009 and 2008, respectively. These results reflected the operations of our joint venture in China. The joint venture operated throughout the second quarter of 2009 whereas the start-up phase was beginning during the prior year quarter. The joint venture’s sales volume increased during the second quarter, causing an improvement in gross profitability, but still below the pace of improvement expected.
Net Income and Net Income per Share
SWM net income for the three months ended June 30, 2009 was $7.1 million, or $0.45 per diluted share, compared with $2.0 million, or $0.13 per share, during the prior-year quarter. Net income improvement in 2009 was primarily due to an improved mix of products, higher average selling prices and benefits of strategic actions taken over the last three years to restructure the business.
Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008
Net Sales
(dollars in millions)

					Consolidated
	Six Months Ended				Sales
	June 30,	June 30,		Percent	Volume
	2009	2008	Change	Change	Change
France	$223.5	$250.0	$(26.5)	(10.6)%	(2.9)%
United States	129.8	113.2	16.6	14.7	(45.3)
Brazil	37.1	38.2	(1.1)	(2.9)	(21.6)

Subtotal	390.4	401.4	(11.0)
Intersegment	(23.0)	(9.6)	(13.4)

Total	$367.4	$391.8	$(24.4)	(6.2)%	(12.9)%

Net sales were $367.4 million for the six months ended June 30, 2009 compared with $391.8 million for the prior-year period. The decrease of $24.4 million, or 6.2 percent, consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$(33.4)	(8.5)%
Changes in sales volumes	(29.4)	(7.5)
Changes due to Malaucène closure	(2.1)	(0.5)
Changes in selling prices and product mix	40.5	10.3

Total	$(24.4)	(6.2)%

•
Changes in currency exchange rates had an unfavorable impact on net sales of $33.4 million, or 8.5 percent, for the six month period ended June 30, 2009 and primarily reflected the impact of a weaker euro and Brazilian real compared with the U.S. dollar.

•
Unit sales volumes decreased by 12.9 percent for the six month period ended June 30, 2009 versus the prior-year period, resulting in an unfavorable effect on net sales of $29.4 million, or 7.5 percent.

•	Sales volumes for the French segment decreased by 2.9 percent, primarily due to decreased sales of tobacco-related papers sales volumes.
•	Brazil sales volumes decreased by 21.6 percent as a result of our exiting the coated papers business in 2008.
•
Sales volumes in the United States decreased by 45.3 percent, reflecting primarily a change to source certain products from SWM’s Brazilian and French locations and to a lesser extent reduced sales of certain tobacco-related products caused by lower market demand .

•
Higher average selling prices had a favorable $40.5 million impact, or 10.3 percent, on the net sales comparison. The increase in average selling prices reflected an improved mix of products, primarily due to increased sales of cigarette paper for LIP cigarettes in the United States, as well as increased customer pricing realized since early 2009.

The French segment net sales of $223.5 million for the six month period ended June 30, 2009 decreased by $26.5 million, or 10.6 percent, versus $250.0 million for the prior-year period. The decrease in net sales was primarily the result of a weaker euro and lower sales volumes partially offset by higher selling prices and improved mix.

The U.S. segment net sales of $129.8 million for the six months ended June 30, 2009 increased by $16.6 million, compared with $113.2 million for the prior-year period. The effect of higher average selling prices, primarily due to an improved mix of products sold, was partially offset by lower sales volumes.
The Brazil segment net sales of $37.1 million for the six months ended June 30, 2009 decreased by $1.1 million, or 2.9 percent, from $38.2 million for the prior-year period. The decrease was due to the weaker Brazilian real and lower sales volumes mostly offset by higher average selling prices that primarily resulted from an improved mix of products sold.
Gross Profit
(dollars in millions)

	Six Months Ended
	June 30,	June 30,		Percent	Percent of Net Sales
	2009	2008	Change	Change	2009	2008
Net Sales	$367.4	$391.8	$(24.4)	(6.2)%
Cost of products sold	281.2	347.6	(66.4)	(19.1)	76.5%	88.7%

Gross Profit	$86.2	$44.2	$42.0	95.0%	23.5%	11.3%

Gross profit was $86.2 million for the six months ended June 30, 2009, an increase of $42.0 million, or 95.0 percent, from $44.2 million for the prior-year period. The gross profit margin was 23.5 percent of net sales for the six months ended June 30, 2009, increasing from 11.3 percent for the prior-year period.
Gross profit was favorably impacted by $32.9 million from higher average selling prices and a favorable mix of products sold, $11.5 million due to improved operations and cost savings programs and $2.2 million in favorable foreign currency impacts. Lower per ton wood pulp prices favorably impacted results by $6.0 million. However, increased energy, labor and other purchased materials partially offset the lower wood pulp and resulted in a net favorable impact for inflationary costs of $1.3 million. The average per ton list price of northern bleached softwood kraft pulp in the United States was $660 per metric ton during the six month period ended June 30, 2009 compared with $880 per metric ton during the prior-year period. Lower sales volumes in all segments decreased operating results by $3.9 million compared with the prior-year period.
Nonmanufacturing Expenses
(dollars in millions)

	Six Months Ended
	June 30,	June 30,		Percent	Percent of Net Sales
	2008	2008	Change	Change	2009	2008
Selling expense	$10.7	$12.2	$(1.5)	(12.3)%	2.9%	3.1%
Research expense	4.0	4.5	(0.5)	(11.1)	1.1	1.2
General expense	23.1	17.0	6.1	35.9	6.3	4.3

Nonmanufacturing expenses	$37.8	$33.7	$4.1	12.2%	10.3%	8.6%

Nonmanufacturing expenses increased by $4.1 million, or 12.2 percent, to $37.8 million from $33.7 million from the prior-year period, primarily due to higher accruals for incentive compensation. Additionally, consulting expenses of $1.5 million have been incurred in the six months ended June 30, 2009 associated with strategic planning activities as well as $0.5 million of severance expenses. Nonmanufacturing expenses were 10.3 percent and 8.6 percent of net sales for the six months ended June 30, 2009 and 2008, respectively.

Restructuring Expense
Total restructuring expense of $13.6 million was recognized during the six months ended June 30, 2009, comprised of $12.6 million for severance and other cash costs and $1.0 million for noncash costs. Total restructuring expense of $5.7 million was recognized during the prior-year period, including $2.7 million for severance and other cash costs, $2.1 million for asset impairment charges and $0.9 million for accelerated depreciation.
Operating Profit (Loss)
(dollars in millions)

	Six Months Ended			Return on Net
	June 30,	June 30,		Sales
	2009	2008	Change	2009	2008

France	$14.2	$5.6	$8.6	6.4%	2.2%
United States	25.5	9.3	16.2	19.6	8.2
Brazil	5.4	(6.1)	11.5	14.6	(16.0)

Subtotal	45.1	8.8	36.3
Unallocated expenses	(10.3)	(4.0)	(6.3)

Total	$34.8	$4.8	$30.0	9.5%	1.2%

Operating profit was $34.8 million for the six months ended June 30, 2009 compared with an operating profit of $4.8 million during the prior-year period.
The French segment’s operating profit was $14.2 million for the six months ended June 30, 2009, an increase of $8.6 million from an operating profit of $5.6 million for the prior-year period. The increase was primarily due to:
•	Improved operating costs due to prior strategic restructuring and cost savings programs of $10.2 million including $9.2 million of machine start-up costs incurred in 2008
•	Higher average selling prices and improved product mix of $9.4 million
The positive factors were partially offset by:
•	Increased restructuring expenses of $10.9 million
•	Negative currency impacts of $2.5 million mostly due to a weaker euro compared to the U.S. dollar
The U.S. segment’s operating profit was $25.5 million for the six months ended June 30, 2009, a $16.2 million increase from an operating profit of $9.3 million during the prior-year period. The increase was primarily due to:
•	Higher average selling prices, primarily due to increased sales of cigarette paper for LIP cigarettes and lower sales of commercial and industrial papers, of $19.2 million
•	The benefits of costs savings programs
These positive factors were partially offset by:
•	Unfavorable fixed cost absorption of $2.4 million as a result of reduced machine production schedules
•	Lower sales volume impact of $1.8 million
Brazil’s operating profit was $5.4 million during the six months ended June 30, 2009, compared with an operating loss of $6.1 million during the prior-year period. The increased operating profit was primarily due to:
•	The weaker Brazilian real versus the U.S. dollar, which had a $4.7 million favorable impact
•	Higher average selling prices and improved sales mix increased operating profit by $4.3 million
•	Inflationary cost decreases of $1.3 million, mainly due to lower wood pulp prices
These positive factors were partially offset by the $1.6 million impact of lower sales volumes.
Non-Operating Expenses
Interest expense of $3.1 million for the six months ended June 30, 2009 decreased from $5.2 million for the prior-year period due to lower average debt levels and lower weighted average effective interest rates. The weighted average effective interest rates on our revolving debt facilities were approximately 2.5 percent and 4.0 percent for the six months ended June 30, 2009 and 2008, respectively.
Other expense, net was $0.4 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively, primarily due to foreign currency transaction losses.

Income Taxes
The provision for income taxes was $8.5 million for the six months ended June 30, 2009 compared to an income tax benefit of $2.6 million in the prior-year period. The difference in effective tax rates was primarily due to pretax income in 2009 versus a loss in 2008 combined with the favorable tax impact of our foreign holding company structure and the geographic mix of taxable earnings.
Loss from Equity Affiliates
The loss from equity affiliates totaled $2.4 million compared with $0.2 million during the six months ended June 30, 2009 and 2008, respectively, and represents our 50 percent share of the net loss associated with our joint venture in China. The joint venture commenced operations during the second quarter of 2008.
Net Income and Net Income per Share
Net income for the six months ended June 30, 2009 was $20.4 million, or $1.32 per diluted share, compared with $0.8 million, or $0.05 per share, during the prior-year period. The increase in net income in 2009 was primarily due to improved mix of products, higher average selling prices and benefits of strategic actions taken over the last three years to restructure the business.
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
Cash Requirements
As of June 30, 2009, we had net operating working capital of $80.7 million and cash and cash equivalents of $6.3 million, compared with net operating working capital of $54.0 million and cash and cash equivalents of $11.9 million as of December 31, 2008. Changes in these amounts include the impacts of changes in currency exchange rates which are not included in the changes in operating working capital presented on the consolidated statements of cash flow.
Cash Flows from Operating Activities
(dollars in millions)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Net income	$20.4	$1.0
Non-cash items included in net income:
Depreciation and amortization	21.9	23.8
Asset impairments and restructuring related accelerated depreciation	—	3.0
Amortization of deferred revenue	(3.4)	(3.1)
Deferred income tax provision (benefit)	5.4	(11.8)
Pension and other postretirement benefits	(3.4)	0.7
Stock-based employee compensation expense	3.5	0.6
Loss from equity affiliate	2.4	0.2
Other items	0.2	—
Net changes in operating working capital	(24.1)	(2.1)

Cash Provided by Operations	$22.9	$12.3

Net cash provided by operations was $22.9 million in the six months ended June 30, 2009 compared with $12.3 million in the prior-year period. Our net cash provided by operations changed favorably by $10.6 million in 2009, primarily due to a $19.4 million increase in net income and a favorable change in deferred income tax provision (benefit) of $17.2 million partially offset by increased operating working capital.

Operating Working Capital
(dollars in millions)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Changes in operating working capital
Accounts receivable	$0.2	$(0.6)
Inventories	(1.2)	9.2
Prepaid expenses	(0.5)	(1.1)
Accounts payable	(14.2)	6.6
Accrued expenses	7.6	(8.8)
Accrued income taxes	(16.0)	(7.4)
Net changes in operating working capital	(24.1)	$(2.1)

In the six months ended June 30, 2009, net changes in operating working capital contributed unfavorably to cash flow by $24.1 million, primarily due to lower accrued income taxes as a result of estimated income tax payments in France which are expected to be refunded in 2010 and accounts payable in part as a result of a new French law limiting vendor payment terms to 60 days.
In the prior-year period, net changes in operating working capital negatively impacted operating cash flow by $2.1 million, primarily due to decreased accrued expenses and accrued income taxes, mostly offset by increased accounts payable and lower inventories due to sales of inventories built up in advance of the Lee Mills shutdown.
Cash Flows from Investing Activities
(dollars in millions)

	Six Months Ended
	June 30,	June 30,
	2009	2008

Capital spending	$(4.6)	$(24.0)
Capitalized software costs	(1.8)	(2.2)
Acquisition, net of cash acquired	—	(51.3)
Investment in equity affiliates	—	(1.9)
Other	0.3	(3.7)

Cash Used for Investing	$(6.1)	$(83.1)

Cash used for investing activities was $6.1 million in the six months ended June 30, 2009 versus $83.1 million during the prior-year quarter. This $77.0 million decrease in cash used for investing was primarily due to the acquisition of the LTRI noncontrolling interest and increased capital spending in 2008.
Capital Spending and Capitalized Software Costs
Capital spending was $4.6 million and $24.0 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in capital spending was primarily due to the lack of 2008 outlays of $7.2 million for a paper machine rebuild and improvement to the bobbin slitting process that were part of the strategic actions at Papeteries de Mauduit, $1.2 million for steam network improvements at Papeteries de Saint-Girons S.A.S. and $1.2 million for a new slitting machine in the Philippines. No capital projects exceeded $1.0 million in the first six months of 2009.
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

Total capital spending for 2009 is expected to range from $10 million to $15 million.
Cash Flows from Financing Activities
(dollars in millions)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Cash dividends paid to SWM stockholders	$(4.6)	$(4.7)
Net proceeds from (payments on) borrowings	(17.2)	82.1
Purchases of treasury stock	(0.8)	(1.2)
Other	(0.1)	0.1
Cash Provided by (Used in) Financing	$(22.7)	$76.3

Financing activities during the six months ended June 30, 2009 included borrowings of $12.2 million and net repayments of debt totaling $29.4 million for net repayments of $17.2 million. Cash dividends paid to SWM stockholders were $4.6 million.
Financing activities during the prior-year period included borrowings of $103.0 million and net repayments of debt totaling $20.9 million for net borrowings of $82.1 million. Other financing activities included $4.7 million in dividends paid to SWM stockholders as well as purchases of treasury stock.
Dividend Payments
We have declared and paid quarterly dividends of $0.15 per share since the second quarter of 1996. On June 18, 2009, the Board of Directors authorized a quarterly cash dividend of $0.15 per share of common stock. The dividend will be payable on September 28, 2009, to stockholders of record on August 24, 2009. We currently expect to continue this level of dividend. However, the decision to declare a dividend is made quarter by quarter and is based upon a number of factors including, but not limited to, earnings, funding of strategic opportunities and our financial condition. A decision could be made to cancel, suspend, modify or change the form of future dividend payments.
Share Repurchases
We repurchased 56,953 shares of our common stock during the six months ended June 30, 2009 at a cost of $0.8 million. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.
Debt Instruments and Related Covenants
(dollars in millions)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Changes in short-term debt	$(6.3)	$2.9
Proceeds from issuances of long-term debt	12.2	100.1
Payments on long-term debt	(23.1)	(20.9)

Net (payments on) proceeds from borrowings	$(17.2)	$82.1

Primarily due to higher operating cash flow and lower capital spending, our net payments on long-term debt were $10.9 million and on short-term debt were $6.3 million during the first six months of 2009.
Availability under our U.S. Revolver increased to $12.0 million as of June 30, 2009 from $3.0 million as of December 31, 2008. Availability under our Euro Revolver increased to 49.0 million euros, or $69.2 million, as of June 30, 2009 from 47.9 million euros, or $66.6 million as of December 31, 2008. We also had availability under our bank overdraft facilities and lines of credit of $16.9 million as of June 30, 2009.
The Credit Agreement contains covenants that are customary for facilities of this type that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0. As of June 30, 2009, the net debt to equity ratio was 0.50, and the net debt to adjusted EBITDA ratio was 1.42. We could have borrowed the remaining contractual availability under the Credit Agreement of $98 million as of June 30, 2009 without having exceeded the 3.0 net debt to adjusted EBITDA ratio. The Company was in compliance with all the financial covenants of the Credit Agreement as of June 30, 2009.
Our total debt to capital ratios at June 30, 2009 and December 31, 2008 were 34.2 percent and 39.3 percent, respectively.

Other Factors Affecting Liquidity and Capital Resources
Postretirement Benefits. The pension obligations are funded by our separate pension trusts, which held $86.3 million in assets at December 31, 2008. The combined postretirement benefit obligation of our U.S. and French pension plans was underfunded by $62.3 million as of December 31, 2008. We made $7.0 million in pension contributions during the six months ended June 30, 2009 and expect to contribute a total of $12 to $15 million during the full-year of 2009 to our U.S. pension plans to improve the funded status of these plans and ensure compliance with the Pension Protection Act of 2006 in the United States. Additionally, in July 2009, we paid $3.3 million to settle our remaining liability and terminate the supplemental employee retirement plan.
Other Commitments. The French segment has minimum purchase agreements for wood pulp of $17.3 million during each of 2009 and 2010. The U.S. segment has an agreement to purchase $3.3 million in tobacco stems in 2009. Papeteries de Mauduit, or PdM, has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $2 million per year through 2014. Our future purchases at this mill are expected to be at levels that exceed such minimum levels under the contract.
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
The Company expects to pay $12 million in cash severances during the full year 2009 related to restructuring actions announced to-date.
Employee Labor Agreements. Hourly employees at the Spotswood, New Jersey and Ancram, New York mills are represented by locals of the United Steel Workers Union. The collective bargaining agreement at our Spotswood mill is effective through July 26, 2010. The collective bargaining agreement at our Ancram, New York mill is a 3-year agreement effective through September 30, 2011.
Hourly employees at our Quimperlé, Spay, Saint-Girons and Malaucène, France mills are union represented. Collective bargaining agreements at both our Quimperlé and Spay mills are effective through December 31, 2009. A new collective bargaining agreement at Saint-Girons was signed in June and is effective through June 8, 2010. Our Malaucène mill is operating pursuant to a non-agreement protocol effective through December 31, 2009. The collective bargaining agreement with our employees in Medan, Indonesia is effective through July 1, 2010.
Outlook
Schweitzer-Mauduit continues to advance the strategy to transform its base paper manufacturing operations to better fit the global tobacco market while growing its high value products, principally reconstituted tobacco and cigarette paper for LIP cigarettes. Results during the second quarter of 2009 demonstrate that this strategy is delivering broad-based improvement in earnings. To further build upon improved results, the Company has made progress with growing sales at its China tobacco-papers joint venture, securing customer agreements and creating capacity for production of cigarette paper for LIP cigarettes in Europe to serve markets outside North America and planning for expansion of RTL capacity by establishing one or two facilities in Asia.

Several factors driving the improved second quarter results are expected to continue for the remainder of 2009. We expect to realize further benefit from increased sales of RTL and cigarette paper for LIP cigarettes, especially as the U.S. market implements what is now essentially 100 percent lower ignition propensity regulation by January 2010. We also expect to initiate production of cigarette paper for LIP cigarettes during late 2009 to service our recently announced agreement to supply the Australian market. Improved operational performance on the PdM paper machine rebuilt as part of the restructuring plan for that location and recent gains in our Brazilian operation from a better currency situation and restructuring benefits are all expected to continue. We have extended into 2011 currency hedging contracts locking in a more favorable exchange rate for approximately half of our U.S. dollar transaction exposure in Brazil. We may enter into additional foreign currency hedging contracts if it is economically advantageous for us to do so. Growth in sales volume at our new paper joint venture in China has recently accelerated and we are increasingly confident of achieving break-even results at this joint venture in the latter months of 2009.
On the other hand, we continue to face several challenges in our business. Final closure of the Malaucène, France finished tipping paper facility is expected to negatively impact results until this action is completed during the fourth quarter of 2009. A slight net inflationary cost increase during the second quarter signals the likely return of cost increases going forward. We expect continued global recessionary conditions to moderate the pace of inflationary cost increases. Wood pulp prices began to increase late in the second quarter of 2009 and are expected to increase slowly for the balance of 2009 and into 2010. Selling prices for our products will adjust downward beginning in the third quarter of 2009 due to contractual price adjustments for certain inflationary and currency factors. We believe this may indicate a somewhat weaker pricing environment for our traditional cigarette-related papers. The decrease in second quarter 2009 tobacco-related products sales will likely persist given already enacted increases in cigarette taxation and higher cigarette selling prices world-wide. Lower demand for our products could negatively impact efficient utilization of our remaining capacity and impact selling prices for our products. We continue to evaluate how to best balance our capacity for traditional paper products in France and the United States to available demand and will likely announce additional restructuring actions during 2009.
We remain focused on successfully executing our business strategies to deliver value to our shareholders and customers. The on-going transformation of Schweitzer-Mauduit puts us in a better position to effectively manage through these continuing uncertain economic times. We will continue our increased attention to cost control, operational efficiency and the delivery of earnings growth from our high value LIP and reconstituted tobacco products. We are committed to maintaining the strength of our balance sheet by aggressively managing cash flows while making the necessary adjustments to maintain our competitiveness in our base paper business.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning its projected future earnings, expected restructuring costs and incremental operating losses at its Malaucène mill that are subject to the safe harbor created by that Act. These statements include those in the “Outlook” section and our expectations elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operation, and in “Factors That May Affect Future Results” under “Risk Factors” in Item 1A. They also include statements containing “expect,” “anticipate,” “project,” “appears,” “should,” “could,” “may,” “typically” and similar words. Actual results may differ materially from the results suggested by these statements for a number of reasons, including the following:
•
Schweitzer-Mauduit has manufacturing facilities in 6 countries and sells products in over 90 countries. As a result, it is subject to a variety of import and export, tax, foreign currency, labor and other regulations within these countries. Changes in these regulations, or adverse interpretations or applications, as well as changes in currency exchange rates, could adversely impact the Company’s business in a variety of ways, including increasing expenses, decreasing sales, limiting its ability to repatriate funds and generally limiting its ability to conduct business.

•
The Company’s sales are concentrated to a limited number of customers. In 2008, 60% of sales were to its five largest customers. The loss of one or more of these customers, or a significant reduction in one or more of these customers’ purchases, could have a material adverse effect on the Company’s results of operations.

•
The Company’s financial performance is materially impacted by sales of both reconstituted tobacco products and cigarette paper for lower ignition propensity cigarettes. A significant change in sales or production volumes, pricing or manufacturing costs of these products could have a material impact on future financial results.

•
As a result of excess capacity in the tobacco-related papers industry and increased operating costs, competitive levels of selling prices for certain of the Company’s products are not sufficient to cover those costs with a margin that the Company considers reasonable. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment charges for certain equipment and employee severance expenses associated with downsizing activities. The Company’s decision to close its finished tipping paper business in Malaucène, France will result in recording additional restructuring expenses through expected completion of the actions by the end of 2009. Further, the Malaucène operations are expected to realize increased operating losses during the remainder of 2009 as customer orders decline and the shutdown process is completed. The amount of operating losses and the restructuring costs estimates by the Company could change due to actions by the Work’s Council to contest the closing, productivity different than anticipated and unexpected changes in order volumes. Management continues to evaluate how to operate its production facilities more effectively with reduced production volumes. Therefore, additional restructuring actions and asset impairment charges are likely in 2009. The Company will continue to disclose any such actions as they are announced to affected employees or otherwise become certain and will continue to provide updates to any previously disclosed expectations of expenses associated with such actions.

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

For additional factors and further discussion of these factors, please see Schweitzer-Mauduit’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk exposure at June 30, 2009 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

ITEM 4.	CONTROLS AND PROCEDURES
We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2009. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The Company did not repurchase shares of its common stock during the three month period ended June 30, 2009. The following table indicates the amount of shares of the Company’s common stock it has repurchased during 2009 and the remaining amount of share repurchases currently authorized by our Board of Directors as of June 30, 2009:

	Total	Average	Total Number of Shares		Maximum amount of
	Number of	Price	Purchased as Part of		shares that May Yet
	Shares	Paid per	Publicly Announced		Be Purchased under
Period	Purchased	Share	Programs		the Programs
			(# shares)	($ in millions)	($ in millions)
First Quarter 2009	56,953	$13.69	56,953	$0.8
April 2009	—	—	—	—
May 2009	—	—	—	—
June 2009	—	—	—	—

Total Year-to-Date 2009	56,953	$13.69	56,953	$0.8	$19.2	*

*	On December 4, 2008, our Board of Directors authorized the repurchase of shares of our Common Stock during the period January 1, 2009 to December 31, 2010 in an amount not to exceed $20.0 million.
The Company sometimes uses corporate 10b5-1 plans so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
Appointment of New Directors
Effective July 31, 2009, the Board of Directors elected Mr. John D. Rogers as a Class II, independent director and Mr. Anderson D. Warlick as a Class III, independent director of the Company which will increase the size of the Board to eight from six members.
Mr. Rogers, 47, is currently president and CEO of CFA Institute and a founding partner of Jade River Capital Management, LLC. Previously, Mr. Rogers served as president and chief investment officer of Invesco Asset Management Ltd., Japan, CEO and Co-CIO of Invesco Global Asset Management, N.A., and as CEO of Invesco’s worldwide institutional division.
Mr. Warlick, 52, is currently president, CEO and director of closely-held yarn manufacturer Parkdale Inc. and its subsidiaries Parkdale Mills, Parkdale America and U.S. Cotton, LLC. He is also a board member of closely-held Kent Manufacturing Co. and Inman Mills Inc.
Committee assignments for Mr. Rogers and Mr. Warlick have not been determined. Both Mr. Rogers and Mr. Warlick will receive compensation for their service as directors consistent with that of the Company’s other non-employee directors. Other than the standard compensation arrangements, there are no arrangements or understandings between Mr. Rogers or Mr. Warlick and any other person pursuant to which they were elected as directors. Neither Mr. Rogers nor Mr. Warlick is a party to any transaction with the Company that would require disclosure under item 404(a) of Regulation S-K.

ITEM 6.	EXHIBITS
(a) Exhibits:

10.12.11	Amendment No. 7 to the Amended and Restated Addendum for Fine Papers Supply Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International Inc., effective April 1, 2009.†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

†	Exhibit has been redacted pursuant to a Confidentiality Request under Rule 24(b)-2 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc. (Registrant)

By:	/s/ PETER J. THOMPSON	By:	/s/ MARK A. SPEARS
	Peter J. Thompson		Mark A. Spears
	Treasurer, Chief Financial and		Controller
	Strategic Planning Officer		(principal accounting officer)
(duly authorized officer and
principal financial officer)

	August 5, 2009		August 5, 2009

GLOSSARY OF TERMS
The following are definitions of certain terms used in our Form 10-Q and 10-K filings:
•	“Banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.

•	“Binder” is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.

•	“Cigarette paper” wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.

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

•	“Tipping paper” joins the filter element to the tobacco-filled column of the cigarette and is both printable and glueable at high speeds.

•	“Wrapper” covers the outside of cigars providing a uniform, finished appearance.

INDEX TO EXHIBITS

Exhibit
Number	Description

10.12.11	Amendment No. 7 to the Amended and Restated Addendum for Fine Papers Supply Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International Inc., effective April 1, 2009. †

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

†	Exhibit has been redacted pursuant to a Confidentiality Request under Rule 24(b)-2 of the Securities Exchange Act of 1934.