Form 10-Q
period 2009-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2009-11-03
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 15,666,207 shares of common stock, par value $0.10 per share, of the registrant outstanding as of October 30, 2009.

Page
Part I FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

Part II OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 5. Other Information	38

Item 6. Exhibits	39

SIGNATURES	40

GLOSSARY OF TERMS	41

INDEX TO EXHIBITS	42

EX 3.1 Certificate of Incorporation
EX 10.4 Outside Directors' Stock Plan Amended and Restated as of February 22, 2007
EX 10.14.1 Credit Agreement Extension, dated July 17, 2007, by and among, Schweitzer-Mauduit International Inc., Schweitzer-Mauduit France S.A.R.L. and a group of banks
EX 14.1 Code of Conduct, as amended November 3, 2009
EX 21 Subsidiaries of the Company
EX 23.2 Consent of Independent Registered Public Accounting Firm
EX 31.1 Section 302 Certification of CEO
EX 31.2 Section 302 Certification of CFO
EX 32 Section 906 Certification of CEO and CFO
EX 99.1 Form Indemnification Agreement

PART I

ITEM 1.	FINANCIAL STATEMENTS
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net Sales	$184.5	$199.2	$551.9	$591.0
Cost of products sold	132.8	166.7	414.0	514.3

Gross Profit	51.7	32.5	137.9	76.7

Selling expense	4.8	5.5	15.5	17.7
Research expense	2.0	1.9	6.0	6.4
General expense	11.5	7.9	34.6	24.9

Total nonmanufacturing expenses	18.3	15.3	56.1	49.0

Restructuring and impairment expense (Note 6)	26.9	2.6	40.5	8.3

Operating Profit	6.5	14.6	41.3	19.4

Interest expense	1.0	3.1	4.1	8.3
Other income (expense), net .	0.1	(0.6)	(0.3)	(1.6)

Income Before Income Taxes and Net Income (Loss) from Equity Affiliates	5.6	10.9	36.9	9.5

Provision for income taxes (Note 11)	2.1	2.6	10.6	—
Income (Loss) from equity affiliates	1.0	(1.6)	(1.4)	(1.8)

Net Income	4.5	6.7	24.9	7.7
Less: Net income attributable to noncontrolling interest	—	—	—	0.2

Net Income attributable to SWM	$4.5	$6.7	$24.9	$7.5

Net Income Per Share:
Basic	$0.29	$0.43	$1.62	$0.48

Diluted	$0.27	$0.43	$1.59	$0.48

Cash Dividends Declared Per Share	$0.15	$0.15	$0.45	$0.45

Weighted Average Shares Outstanding:

Basic	15,313,000	15,401,600	15,196,500	15,401,900

Diluted	15,906,900	15,433,700	15,502,400	15,445,500
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$6.8	$11.9
Accounts receivable	90.4	87.0
Inventories	131.2	118.4
Income tax receivable	15.7	—
Other current assets	8.6	11.1

Total Current Assets	252.7	228.4

Property, Plant and Equipment, net	402.9	407.8
Deferred Income Tax Assets	20.1	26.4
Intangible Assets and Goodwill	14.8	15.6
Investment in Equity Affiliates	15.0	15.4
Other Assets	42.1	35.1

Total Assets	$747.6	$728.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current debt	$12.4	$34.9
Accounts payable	46.8	64.5
Accrued expenses	115.5	91.7
Current deferred revenue	6.0	6.0

Total Current Liabilities	180.7	197.1

Long-Term Debt	121.1	144.9
Pension and Other Postretirement Benefits	59.1	67.3
Deferred Income Tax Liabilities	13.8	11.0
Deferred Revenue	8.0	12.3
Other Liabilities	21.4	18.7

Total Liabilities	404.1	451.3

Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 16,383,743 and 16,078,733 shares issued at September 30, 2009 and December 31, 2008, respectively; 15,625,393 and 15,329,780 shares outstanding at September 30, 2009 and December 31, 2008, respectively	1.6	1.6
Additional paid-in-capital	78.9	64.6
Common stock in treasury, at cost, 758,350 and 748,953 shares at September 30, 2009 and December 31, 2008, respectively	(14.0)	(14.1)
Retained earnings	273.9	255.9
Accumulated other comprehensive income (loss), net of tax	3.1	(30.6)

Total Stockholders’ Equity	343.5	277.4

Total Liabilities and Stockholders’ Equity	$747.6	$728.7

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions, except per share amounts)
(Unaudited)

							Accumulated
			Additional				Other
	Common Stock Issued		Paid-In	Treasury Stock		Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Interest	Total
Balance, December 31, 2007	16,078,733	1.6	68.0	570,336	(12.3)	264.6	19.9	26.0	367.8
Net income for the nine months ended September 30, 2008						7.5		0.2	7.7
Adjustments to unrealized foreign currency translation, net of tax							(11.4)		(11.4)
Changes in fair value of derivative instruments, net of tax							(0.6)		(0.6)
Amortization of postretirement benefit plans’ costs, net of tax							0.8		0.8

Comprehensive loss, net of tax									(3.5)
Less: Comprehensive income attributable to noncontrolling interest, net of tax									(0.2)

Comprehensive loss attributable to SWM, net of tax									(3.7)

Purchase of noncontrolling interest								(26.2)	(26.2)
Dividends declared ($0.45 per share)						(7.0)			(7.0)
Restricted stock issuances, net			(4.4)	(200,259)	4.3				(0.1)
Stock-based employee compensation expense			0.6						0.6
Stock issued to directors as compensation				(4,860)	0.1				0.1
Purchases of treasury stock				48,900	(1.2)				(1.2)
Issuance of shares for options exercised	—	—	(0.1)	(11,950)	0.3	—	—		0.2

Balance, September 30, 2008	16,078,733	$1.6	$64.1	402,167	$(8.8)	$265.1	$8.7	—	$330.7

Balance, December 31, 2008	16,078,733	$1.6	$64.6	748,953	$(14.1)	$255.9	$(30.6)	—	$277.4
Net income for the nine months ended September 30, 2009						24.9			24.9
Adjustments to unrealized foreign currency translation, net of tax							25.1		25.1
Changes is fair value of derivative instruments, net of tax							6.7		6.7
Amortization of postretirement benefit plans’ costs, net of tax							1.9		1.9

Comprehensive income attributable to SWM, net of tax									58.6

Dividends declared ($0.45 per share)						(6.9)			(6.9)
Restricted stock issuances, net			(0.3)	(13,500)	0.3				—
Stock-based employee compensation expense			5.3						5.3
Excess tax benefit of stock-based employee compensation			1.0						1.0
Stock issued to directors as compensation	242	—	—	(3,306)	—				—

Purchases of treasury stock				56,953	(0.8)				(0.8)
Issuance of shares for options exercised	304,768	—	8.3	(30,750)	0.6				8.9

Balance, September 30, 2009	16,383,743	$1.6	$78.9	758,350	$(14.0)	$273.9	$3.1	—	$343.5

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Operations
Net income	$24.9	$7.7
Non-cash items included in net income:
Depreciation and amortization	32.7	36.1
Asset impairments and restructuring-related accelerated depreciation	12.0	3.6
Amortization of deferred revenue	(4.3)	(4.6)
Deferred income tax provision (benefit)	6.6	(14.8)
Pension and other postretirement benefits	(6.2)	(0.3)
Stock-based employee compensation expense	5.3	0.6
Loss from equity affiliates	1.4	1.8
Other items	1.2	(0.3)
Net changes in operating working capital	(19.9)	(1.8)

Cash Provided by Operations	53.7	28.0

Investing
Capital spending	(7.7)	(30.0)
Capitalized software costs	(3.8)	(4.4)
Acquisitions, net of cash acquired	—	(51.3)
Investment in equity affiliates	—	(1.9)
Other	(1.2)	3.1

Cash Used for Investing	(12.7)	(84.5)

Financing
Cash dividends paid to SWM stockholders	(6.9)	(7.0)
Changes in short-term debt	(21.1)	4.1
Proceeds from issuances of long-term debt	33.4	100.2
Payments on long-term debt	(61.1)	(33.4)
Purchases of treasury stock	(0.8)	(1.2)
Proceeds from issuance of stock options	8.9	0.2
Other items	1.0	—

Cash Provided by (Used in) Financing	(46.6)	62.9

Effect of Exchange Rate Changes on Cash	0.5	(0.1)

Increase (Decrease) in Cash and Cash Equivalents	(5.1)	6.3

Cash and Cash Equivalents at beginning of period	11.9	4.0

Cash and Cash Equivalents at end of period	$6.8	$10.3

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. GENERAL
Nature of Business
Schweitzer-Mauduit International, Inc., or the Company, was incorporated in Delaware in August 1995 and is a multinational diversified producer of premium specialty papers headquartered in the United States of America. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised approximately 90% of the Company’s consolidated net sales in the three and nine months ended September 30, 2009 and 2008, respectively. The primary products in the group include cigarette, plug wrap and tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes and reconstituted tobacco wrappers and binders for machine-made cigars. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.
The Company is a manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, banded papers for the production of lower ignition propensity, or LIP, cigarettes and the leading independent producer of RTL used in producing blended cigarettes. The Company conducts business in over 90 countries and currently operates 10 production locations worldwide, with mills in the United States, Canada, France, the Philippines, Indonesia and Brazil. The Company also has a 50% equity interest in a tobacco-related fine papers mill in China.
Basis of Presentation
The accompanying unaudited consolidated financial statements and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission, or the SEC, and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America, or U.S. GAAP. However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Management evaluated subsequent events through November 3, 2009, when our financial statements were issued.
The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our Form 8-K filed on September 17, 2009.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and wholly-owned, majority-owned and controlled subsidiaries. The Company’s share of the net income (loss) of its 50% owned joint venture in China is included in the consolidated statements of income as income (loss) from equity affiliates. All significant intercompany balances and transactions have been eliminated.
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
Recent Accounting Pronouncements
Effective January 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 141R, which is a revision of SFAS No. 141, “Business Combinations” and is found in the Accounting Standards Codification (ASC) at ASC 805-10. SFAS No. 141R applies prospectively to business combinations after the beginning of the first annual reporting period beginning on or after December 15, 2008. The objective of SFAS No. 141R is to improve the reporting requirements of business combinations and their effects. To accomplish this, SFAS No. 141R establishes the principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and noncontrolling interest in the acquiree, (b) recognizes and measures goodwill in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this standard had no impact on the Company’s consolidated financial statements and will be applied to future transactions, if any.

Effective January 1, 2009, the Company adopted the provisions of SFAS, No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” and is now found at ASC 810-10-65. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as a part of consolidated earnings and to apply these financial statement presentation requirements retrospectively. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The adoption of this standard changed how we present noncontrolling interests in our financial statements and has been retrospectively applied to all periods presented.
Effective January 1, 2009, the Company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” and is found at ASC 815-10-15 and 815-10-65. The adoption of SFAS No. 161 had no financial impact on our consolidated financial statements and only required additional financial statement disclosures. We have applied the requirements of SFAS No. 161 on a prospective basis. Accordingly, disclosures related to periods prior to the date of adoption have not been presented (see Note 8. Derivatives for more information).
Effective June 30, 2009, the Company adopted the provisions of SFAS No. 165, “Subsequent Events” and is found at ASC 855-10-5. The adoption of SFAS No. 165 had no financial impact on our consolidated financial statements and only required disclosure of the date through which subsequent events have been evaluated.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which amends the accounting guidance for consolidating variable interest entities and eliminates the concept of qualifying special-purpose entities. SFAS No. 167 will be effective for the Company beginning January 1, 2010. The Company is evaluating the impact of the adoption of SFAS No. 167.
In December 2008, the FASB issued FASB Staff Position, or FSP, No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” or FSP 132R-1 (ASC 715-20-65). FSP 132R-1 enhances the required disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan, including investment allocations decisions, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risks within plan assets. FSP 132R-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company will incorporate these required disclosures in its financial statements for the year ending December 31, 2009.
NOTE 2. NET INCOME PER SHARE
Effective January 1, 2009, the Company adopted ASC 260-10-55, or FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities.” The new rules state that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and should be included in the calculation of earnings per share using the two-class method. The Company has granted restricted stock that contain nonforfeitable rights to dividends on unvested shares. Since these unvested restricted shares are considered participating securities, the adoption of the new rules changed the Company’s computation of basic earnings per share retrospectively. Under the two-class method, the Company allocates earnings per share to common stock and participating securities according to dividends declared and participation rights in undistributed earnings.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Numerator (basic and diluted):
Net income attributable to SWM	$4.5	$6.7	$24.9	$7.5
Less: Undistributed earnings available to participating securities	—	—	(0.1)	(0.1)
Less: Distributed earnings available to participating securities	—	(0.1)	(0.1)	(0.1)

Undistributed and distributed earnings available to common shareholders	$4.5	$6.6	$24.7	$7.3

Denominator:
Average number of common shares outstanding	15,313.0	15,401.6	15,196.5	15,401.9
Effect of dilutive stock-based compensation	593.9	32.1	305.9	43.6

Average number of common and potential common shares outstanding	15,906.9	15,433.7	15,502.4	15,445.5

Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods. There were no anti-dilutive options for the three months ended September 30, 2009. For the nine months ended September 30, 2009, the average number of share equivalents resulting from these anti-dilutive stock options not included in the computations of diluted net income per share was approximately 491,100, and for the three and nine months ended September 30, 2008, was approximately 790,600 and 681,700, respectively.
NOTE 3. INVENTORIES
The following schedule details inventories by major class (dollars in millions):

	September 30,	December 31,
	2009	2008
Raw materials	$32.1	$34.7
Work in process	25.4	25.7
Finished goods	50.1	35.3
Supplies and other	23.6	22.7

Total	$131.2	$118.4

NOTE 4. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for each segment for the nine months ended September 30, 2009, were as follows (dollars in millions):

	France	Brazil	Total
Balance as of January 1, 2009	$7.4	$1.1	$8.5
Foreign currency translation adjustments	0.5	—	0.5

Balance as of September 30, 2009	$7.9	$1.1	$9.0

The gross carrying amount and accumulated amortization for amortizable intangible assets consisted of the following (dollars in millions):

	September 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization*	Amount	Amount	Amortization*	Amount
Customer-related intangibles (French Segment)	$10.0	$4.2	$5.8	$10.0	$2.9	$7.1

*	Accumulated amortization also includes adjustments for foreign currency translation.
Amortization expense of intangible assets was $0.6 million and $1.6 million for the three and nine months ended September 30, 2009, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2008, respectively. The Company’s customer-related intangibles are amortized to expense using the 150% declining balance method over a 6-year life. Estimated amortization expense for the next 5 years is as follows: 2009—$2.1 million, 2010—$1.9 million, 2011—$1.6 million, 2012—$1.2 million, and 2013—$0.4 million.
NOTE 5. INVESTMENT IN EQUITY AFFILIATES
China Tobacco Mauduit (Jiangmen) Paper Industry Co. LTD, or CTM, the Company’s joint venture with China National Tobacco Corporation, or CNTC, has 2 paper machines which produce cigarette paper and porous plug wrap, both of which started production in 2008. The Company uses the equity method to account for its 50% ownership interest in CTM. At September 30, 2009 and December 31, 2008, the Company’s equity investment in CTM was $15.0 million and $15.4 million, respectively. The Company’s share of the net income (loss) of CTM was included in income (loss) from equity affiliates within the consolidated statements of income. CTM is obligated to the Company and CNTC for a 2% royalty on net sales of cigarette and porous plug wrap papers, payment of which has been suspended, by agreement of the parties, since 2008, but is accrued. At September 30, 2009, the Company had a related-party receivable from CTM of $0.3 million. CTM sells its products to CNTC and its subsidiaries.
Below is summarized balance sheet information as of September 30, 2009 and December 31, 2008 and statement of operations information of the China joint venture for the three and nine months ended September 30, 2009 and 2008 (dollars in millions):
Balance Sheet Information

	September 30,	December 31,
	2009	2008
	(unaudited)
Current assets	$20.4	$11.3
Noncurrent assets	86.6	90.2
Current debt	21.3	13.8
Other current liabilities	4.5	4.4
Long-term debt	51.7	52.0
Other long term liabilities	0.5	0.4
Stockholders’ equity	29.0	30.9
Statement of Operations Information

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net sales	$11.0	$1.3	$17.9	$2.0
Gross profit (loss)	3.9	(1.1)	5.1	(2.6)
Net income (loss)	2.0	(3.1)	(2.9)	(3.5)

NOTE 6. RESTRUCTURING ACTIVITIES
As a result of our decision to close the Company’s finished tipping paper production facility in Malaucène, France, management expects to reduce employment by approximately 210 people. This action resulted in restructuring expense of $8.5 and $19.9 million during the three and nine months ended September 30, 2009, mostly related to employee severance. We expect to record approximately $4 million of employee severance and other cash expenses during the remainder of 2009 related to this plan.
In the third quarter and year-to-date September 30, 2009, the Company recorded $0.1 million and $1.1 million, respectively, of restructuring expense related to severance accruals in connection with general staff reductions in France announced in the second quarter of 2009.
In September, the Company announced a reorganization of its mill in Quimperlé, France as part of its continuing strategy to restructure its base tobacco-paper business to make it more cost competitive. Employees at PDM, located in Quimperlé, France were notified September 10, 2009 of the initiation of consultations with the unions and the Work’s Council regarding intended reductions of employment levels by 106 people, or 15% of the current workforce. The contemplated reduction of PDM employment levels, among factory and general staff, is made possible by the installation of an enterprise resource planning computer system as well as the now nearly concluded closure of the Malaucène finished tipping facility, both of which reduce administrative requirements.
Meetings with the unions and the Work’s Council must be completed before the amount of the restructuring expenses, timing and ongoing benefits of the changes can be definitively known. However, cash severance expenses associated with this action are expected to total approximately $14 million through the planned completion of the actions in the second quarter of 2010.
In the third quarter of 2009, we also recorded asset impairment charges of $11.9 million. These charges include a $9.2 million impairment charge for a large paper machine and related equipment at our Spotswood, New Jersey facility. During the third quarter evaluation of alternative courses of action related to recovering the carrying amount of our long-lived assets, management decided the most likely course of action was for our Spotswood operations to concentrate on the online LIP technology we operate for Philip Morris USA. We plan to transfer the remaining production of other cigarette papers from the affected Spotswood machine to our facilities in France and Brazil. As a result of this decision, we determined the machine’s carrying value was not recoverable and the net book value exceeded its fair value by $9.2 million. Impairment charges during the third quarter of 2009 also included a $2.7 million impairment charge for an idled small paper machine and related ancillary assets at our PDM facility in Quimperlé, France.

The Company incurred restructuring and impairment expenses of $26.9 million and $40.5 million in the three and nine months ended September 30, 2009, respectively, and $2.6 million and $8.3 million for the three and nine months ended September 30, 2008, respectively. The following table summarizes the associated cash and non-cash, pre-tax restructuring and impairment expense for the three and nine months ended September 30, 2009 and 2008 and the associated cumulative expense incurred since the 2006 inception of restructuring activities through September 30, 2009 (dollars in millions):

					Cumulative
	Three Months Ended		Nine Months Ended		2006 to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
France:
Cash Expense
Severance and other employee related costs	$14.8	$0.4	$27.2	$2.1	$51.4
Other	—	—	—	—	0.9
Non-cash Expense
Accelerated depreciation and asset impairments	2.7	0.4	2.7	1.3	20.8
Other	—	—	1.1	—	1.1

Total France Restructuring & Impairment Expense	17.5	0.8	31.0	3.4	74.2

United States:
Cash Expense
Severance and other employee related costs	0.1	—	0.1	0.9	3.0
Other	0.1	0.2	0.2	0.3	0.8
Non-cash Expense
Accelerated depreciation and asset impairments	9.2	0.1	9.2	0.3	26.4
(Gain) Loss on disposal of assets	—	0.1	—	0.1	(0.3)

Total United States Restructuring & Impairment Expense	9.4	0.4	9.5	1.6	29.9

Brazil:
Cash Expense
Severance and other employee related costs	—	1.4	—	1.4	1.7
Non-cash Expense
Asset impairment charges	—	—	—	1.9	1.9

Total Brazil Restructuring & Impairment Expense	—	1.4	—	3.3	3.6

Summary:
Total Cash Expense	15.0	2.0	27.5	4.7	57.8
Total Non-cash Expense	11.9	0.6	13.0	3.6	49.9

Total Restructuring & Impairment Expense	$26.9	$2.6	$40.5	$8.3	$107.7

Restructuring liabilities were classified within accrued expenses in each of the consolidated balance sheets as of September 30, 2009 and December 31, 2008. Changes in the restructuring liabilities during the nine month period ended September 30, 2009 and the twelve month period ended December 31, 2008 are summarized as follows (dollars in millions):

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2009	2008
Balance at beginning of year	$5.4	$16.4
Accruals for announced programs	27.5	4.7
Cash payments	(3.2)	(16.0)
Exchange rate impacts	1.1	0.3

Balance at end of period	$30.8	$5.4

NOTE 7. DEBT
Total debt is summarized in the following table (dollars in millions):

	September 30,	December 31,
	2009	2008
Credit Agreement
U. S. Revolver	$75.0	$92.0
Euro Revolver	36.5	44.6
French Employee Profit Sharing	11.1	11.4
Bank Overdrafts	4.8	23.6
Other	6.1	8.2

Total Debt	133.5	179.8
Less: Current debt	12.4	34.9

Long-Term Debt	$121.1	$144.9

Credit Agreement
The Company’s Credit Agreement provides for a $95 million U.S. dollar revolving credit facility, or U.S. Revolver, and an 80 million euro revolving credit facility, or Euro Revolver. Availability under the U.S. Revolver increased to $20.0 million as of September 30, 2009 from $3.0 million as of December 31, 2008. Borrowings under the Euro Revolver decreased to 25.0 million euros, or $36.5 million, as of September 30, 2009 from 32.1 million euros, or $44.6 million, as of December 31, 2008. Availability under the Euro Revolver increased to 55.0 million euros, or $80.3 million, as of September 30, 2009 from 47.9 million euros, or $66.6 million, as of December 31, 2008.
As of September 30, 2009 and December 31, 2008, the applicable interest rate on the U.S. Revolver was 0.6% and 3.2%, respectively. As of September 30, 2009 and December 31, 2008, the applicable interest rate on the Euro Revolver was 0.8% and 5.4%, respectively.
The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0. Under the Credit Agreement, interest rates are at market rates, based on the London Interbank Offered Rate, or LIBOR, for U.S. dollar borrowings and the Euro Interbank Offered Rate, or EURIBOR, for euro borrowings, plus an applicable margin that varies from 0.35% to 0.75% per annum depending on the Net Debt to Adjusted EBITDA Ratio, as defined in the Credit Agreement. The Company incurs commitment fees at an annual rate of either 0.30% or 0.35% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to Adjusted EBITDA Ratio as defined in the Credit Agreement. The Company also incurs utilization fees of 0.25% per annum when outstanding borrowings exceed 50% of the total credit facility.
Bank Overdrafts and Other
The Company had bank overdraft facilities of $36.2 million as of September 30, 2009. Bank overdraft obligations outstanding decreased to $4.8 million as of September 30, 2009 from $23.6 million as of December 31, 2008, which increased availability under bank overdrafts to $31.4 million as of September 30, 2009.
French Employee Profit Sharing debt relates to French government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended to invest the funds in a financial institution or to invest the funds with their respective employer. To the extent that funds are invested with the Company, these amounts bear interest at the 5-year treasury note rate in France, 3.97 percent and 4.57 percent at September 30, 2009 and December 31, 2008, respectively.
Other debt consists of non-interest bearing French segment debt with deferred capital repayment from governmental and commercial institutions primarily related to environmental capital improvements and debt in Brazil from governmental financing programs. The Brazilian segment debt has market interest rates in Brazil ranging from 8 to 11%.

Interest Rate Swap Agreements
The Company maintains interest rate swap agreements on portions of its long-term debt. As a result, as of September 30, 2009, the LIBOR rates on $30 million, $17 million, and $16 million of the Company’s variable-rate long-term debt were fixed at 1.6%, 1.4%, and 1.8%, respectively, through May 30, 2010, March 16, 2010, and May 1, 2010, respectively. The Company also has a contract to fix $33 million of variable-rate debt at an average rate of 2.4% effective March 2010 through April 2012. The impact of the swap agreements on the consolidated financial statements was not material for the three or nine months ended September 30, 2009.
Fair Value of Debt
At September 30, 2009 and December 31, 2008, the carrying value of substantially all of the Company’s outstanding debt approximated fair value since the interest rates were variable and based on current market indices.
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
The following table presents the fair value of asset and liability derivatives and the respective balance sheet location at September 30, 2009 (dollars in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedges:

Foreign exchange contracts	Accounts Receivable	$6.0	Accounts Payable	$—
Foreign exchange contracts	Other Assets	2.5	Other Liabilities	—

Total derivatives designated as hedges		8.5		—

Derivatives not designated as hedges:

Interest rate contracts (Note 7)	Other Assets	—	Other Liabilities	0.5
Foreign exchange contracts	Accounts Receivable	—	Accounts Payable	0.1

Total derivatives not designated as hedges		—		0.6

Total derivatives		$8.5		$0.6

The following table provides the effect derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations (dollars in millions):

The Effect of Cash Flow Hedge Derivative Instruments on the Consolidated Income Statement
for the Three Months Ended September 30, 2009
		Location of Gain			Gain / (Loss)
		/ (Loss)	Gain / (Loss)	Location of Gain /	Recognized in
		reclassified from	Reclassified	(Loss) Recognized in	Income (Ineffective
	Change in	AOCI into	from AOCI	Income (Ineffective	Portion and
	AOCI	Income	into Income	Portion and Amount	Amount excluded
	Gain /	(Effective	(Effective	Excluded from	from Effectiveness
	(Loss)	Portion)	Portion)	Effectiveness Testing)	Testing)
Derivatives designated as hedges:
Foreign exchange contracts	$2.4	Net Sales	$1.2	Other Income / (Expense)	$—

The Effect of Cash Flow Hedge Derivative Instruments on the Consolidated Income Statement
for the Nine Months Ended September 30, 2009
		Location of Gain			Gain / (Loss)
		/ (Loss)	Gain / (Loss)	Location of Gain /	Recognized in
		reclassified from	Reclassified	(Loss) Recognized in	Income (Ineffective
	Change in	AOCI into	from AOCI	Income (Ineffective	Portion and
	AOCI	Income	into Income	Portion and Amount	Amount excluded
	Gain /	(Effective	(Effective	Excluded from	from Effectiveness
	(Loss)	Portion)	Portion)	Effectiveness Testing)	Testing)
Derivatives designated as hedges:
Foreign exchange contracts	$6.7	Net Sales	$1.3	Other Income / (Expense)	$—

The following table provides the effect derivative instruments not designated as hedging instruments had on net income (dollars in millions):

		Amount of Gain / (Loss)	Amount of Gain / (Loss)
		Recognized in Income	Recognized in Income on
Derivatives not designated as	Location of Gain / (Loss)	on Derivatives for the	Derivatives for the
hedging instruments under	Recognized in Income on	Three Months Ended	Nine Months Ended
SFAS No. 133	Derivatives	September 30, 2009	September 30, 2009
Interest rate contracts	Other Income / (Expense)	$(0.4)	$—
Foreign exchange contracts	Other Income / (Expense)	0.2	(0.5)

Total		$(0.2)	$(0.5)

NOTE 9. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in various legal proceedings and disputes (see Note 15, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our Form 8-K filed on September 17, 2009). There have been no material developments to these matters during 2009.
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
Pension and OPEB Benefits
The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three and nine months ended September 30, 2009 and 2008 were as follows (dollars in millions):

	Three Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2009	2008	2009	2008	2009	2008
Service cost	$—	$0.1	$0.2	$0.4	$0.1	$0.1
Interest cost	1.8	1.7	0.2	0.5	0.2	0.2
Expected return on plan assets	(1.8)	(2.0)	(0.3)	(0.4)	—	—
Amortizations and other	1.1	0.3	0.1	0.2	—	—

Net periodic benefit cost	$1.1	$0.1	$0.2	$0.7	$0.3	$0.3

	Nine Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2009	2008	2009	2008	2009	2008
Service cost	$—	$0.3	$0.9	$1.2	$0.1	$0.3
Interest cost	5.0	5.0	1.5	1.6	0.6	0.5
Expected return on plan assets	(5.0)	(6.0)	(0.7)	(1.0)	—	—
Amortizations and other	2.9	0.8	0.5	0.5	—	—

Net periodic benefit cost	$2.9	$0.1	$2.2	$2.3	$0.7	$0.8

During the full-year 2009, the Company expects to recognize approximately $4.2 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $1 million for its French pension plans.
The Company made $4.3 and $11.3 million in pension contributions to its U.S. pension plans during the three and nine months ended September 30, 2009, respectively, and expects to contribute a total of $12 to $13 million to its U.S. pension plans during the full-year 2009. The Company paid $0.5 million and $0.8 million, respectively, during the three and nine months ended September 30, 2009 for its U.S. OPEB benefits and expects to pay a total of $1 to $2 million during the full-year 2009 for such benefits. In July 2009, the Company paid $3.3 million to settle its remaining liability and terminate its supplemental employee retirement plan.
NOTE 11. INCOME TAXES
Income before income taxes and net income (loss) from equity affiliates was $5.6 million and $36.9 million for the three and nine months ended September 30, 2009, respectively, and $10.9 million and $9.5 million for the three and nine months ended September 30, 2008, respectively.

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision (benefit) for income taxes is as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2009		2008		2009		2008
Tax provision (benefit) at U.S. statutory rate	$2.0	35.0%	$3.8	35.0%	$12.9	35.0%	$3.3	35.0%
Tax benefits of foreign legal structure	(0.8)	(14.2)	(0.9)	(8.3)	(2.5)	(6.8)	(3.0)	(30.9)
Other, net	0.9	16.7	(0.3)	(2.8)	0.2	0.5	(0.3)	(4.1)

Provision (benefit) for income taxes	$2.1	37.5%	$2.6	23.9%	$10.6	28.7%	$—	—%

Tax benefits of foreign legal structure result from net foreign tax deductions from the restructuring of the Company’s foreign operations in 2003. The proportionate effect of this item on the overall effective income tax rate decreases as earnings increase.
At September 30, 2009 and December 31, 2008, the Company had no significant unrecognized tax benefits related to income taxes.
The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement. There were no material income tax penalties or interest accrued during either of the three or nine months ended September 30, 2009 or 2008.
The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2006.
NOTE 12. SEGMENT INFORMATION
The Company operates and manages 3 reportable segments: United States, or U.S., France and Brazil. These segments are based on the geographical location of the Company’s manufacturing operations. All of these business segments manufacture and sell Cigarette Papers used to wrap various parts of a cigarette,as well as certain non-tobacco industry products. The French and U.S. segments manufacture and sell reconstituted tobacco products. While the cigarette paper products are similar in each segment, they vary based on customer requirements and the manufacturing capabilities of each of the operations. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.
The accounting policies of these segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our Form 8-K filed on September 17, 2009. The Company primarily evaluates segment performance and allocates resources based on operating profit and cash flow.
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

Net Sales
(dollars in millions)

	Three Months Ended				Nine Months Ended
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
France	$117.1	63.5%	$129.9	65.2%	$340.6	61.7%	$379.9	64.3%
United States	58.0	31.4	60.2	30.2	187.8	34.0	173.4	29.3
Brazil	18.3	9.9	15.6	7.8	55.4	10.0	53.8	9.1

Subtotal	193.4	104.8	205.7	103.2	583.8	105.7	607.1	102.7

Intersegment sales by
France	(2.8)	(1.5)	(1.0)	(0.5)	(11.7)	(2.1)	(2.3)	(0.4)
United States	(0.2)	(0.1)	(1.4)	(0.7)	(1.4)	(0.2)	(3.7)	(0.6)
Brazil	(5.9)	(3.2)	(4.1)	(2.0)	(18.8)	(3.4)	(10.1)	(1.7)

Subtotal	(8.9)	(4.8)	(6.5)	(3.2)	(31.9)	(5.7)	(16.1)	(2.7)

Consolidated	$184.5	100.0%	$199.2	100.0%	$551.9	100.0%	$591.0	100.0%

Operating Profit
(dollars in millions)

	Three Months Ended				Nine Months Ended
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
France	$5.8	89.2%	$15.1	103.4%	$20.0	48.4%	$20.7	106.7%
United States	4.2	64.6	6.7	45.9	29.7	71.9	16.0	82.5
Brazil	1.5	23.1	(3.7)	(25.3)	6.9	16.7	(9.8)	(50.5)
Unallocated	(5.0)	(76.9)	(3.5)	(24.0)	(15.3)	(37.0)	(7.5)	(38.7)

Consolidated	$6.5	100.0%	$14.6	100.0%	$41.3	100.0%	$19.4	100.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our results of operations, current financial position and cash flows. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our Current Report on Form 8-K filed September 17, 2009. The discussion of our results of operations and financial position includes various forward-looking statements about our markets, the demand for our products and our future results. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to our business and our company, you should read the section entitled “Factors That May Affect Future Results” included in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our Current Report on Form 8-K filed September 17, 2009. Our website www.schweitzer-mauduit.com, allows access free of charge to our historical financial information, press releases, quarterly earnings conference calls and our Securities and Exchange Commission, or SEC, filings. Information from our website is not incorporated by reference into any SEC filing. Unless the context indicates otherwise, references to “we,” “us,” “our,” or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.
Executive Summary
(dollars in millions, except per share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Net sales	$184.5	100.0%	$199.2	100.0%	$551.9	100.0%	$591.0	100.0%
Gross profit	51.7	28.0	32.5	16.3	137.9	25.0	76.7	13.0
Restructuring & impairment expense	26.9	14.6	2.6	1.3	40.5	7.3	8.3	1.4
Operating profit	6.5	3.5	14.6	7.3	41.3	7.5	19.4	3.3
Interest expense	1.0	0.5	3.1	1.6	4.1	0.7	8.3	1.4
Other income (expense), net	0.1	0.1	(0.6)	(0.3)	(0.3)	(0.1)	(1.6)	(0.3)
Income (loss) from equity affiliates	1.0	0.5	(1.6)	(0.8)	(1.4)	0.3	(1.8)	(0.3)
Net income attributable to SWM	$4.5	2.4%	$6.7	3.4%	24.9	4.5%	$7.5	1.3%
Diluted earnings per share	$0.27		$0.43		$1.59		$0.48
Cash provided by operations	$30.8		$15.7		$53.7		$28.0
Capital spending	$3.1		$6.0		$7.7		$30.0

Third Quarter Highlights
Net sales were $184.5 million in the three month period ended September 30, 2009, a 7.4% decrease versus the prior-year quarter. Net sales decreased by $14.7 million as a result of $11.7 million from a 4% decrease in unit sales volumes, $9.1 million in unfavorable foreign currency exchange rate impacts from a stronger U.S. dollar compared to the euro and $8.8 million due to lower sales following announcement of the closure of our finished tipping facility in Malaucène, France. These declines were partially offset by $14.9 million in higher average selling prices, primarily due to an improved mix of products sold.
Gross profit was $51.7 million in the three month period ended September 30, 2009, an increase of $19.2 million from the prior-year quarter. The gross profit margin was 28.0%, increasing from 16.3% in the prior-year quarter. Restructuring and impairment expenses were $26.9 million and $2.6 million for the three months ended September 30, 2009 and 2008, respectively. The higher restructuring and impairment charges were due to the announced reduction of PDM employment levels, primarily among general staff, made possible by the installation of an enterprise resource planning computer system as well as the now nearly concluded closure of the Malaucène finished tipping facility, both of which reduced administrative requirements. During the third quarter evaluation of alternative courses of action related to recovering the carrying amount of our long-lived assets, management decided the most likely course of action was for our Spotswood operations to concentrate on the online LIP technology we operate for Philip Morris USA. We plan to transfer the remaining production of other cigarette papers from the affected Spotswood machine to our facilities in France and Brazil. As a result of this decision, we determined the machine’s carrying value was not recoverable and the net book value exceeded its fair value by $9.2 million. We also recorded a $2.7 million impairment charge for an idled small paper machine in France.
Operating profit was $6.5 million in the three months ended September 30, 2009 versus $14.6 million in the prior-year quarter. The lower operating profit was primarily due to increased restructuring and impairment expense of $24.3 million and $3.0 million in higher non-manufacturing expenses, primarily due to higher incentive compensation accruals. These were partially offset by $20.3 million in benefits from a favorable mix of products sold and higher selling prices and $4.2 million from lower inflationary costs, primarily wood pulp.
In the third quarter of 2009, interest expense compared to prior-year quarter declined as a result of lower average debt levels and lower interest rates. SWM third quarter net income and diluted earnings per share declined versus the prior-year net income and diluted earnings per share by $2.2 million and $0.16 per share, respectively, due to higher restructuring and impairment expense.
Year-to-Date Highlights
Net sales were $551.9 million during the nine months ended September 30, 2009, a 6.6% decrease versus the prior-year period. Net sales decreased by $39.1 million as a result of $42.5 million in unfavorable foreign currency exchange rate impacts, $41.1 million from a 10% decrease in sales volumes and $10.9 million in lower French tipping paper sales following announcement of the closure of our finished tipping facility in Malaucène, France. These declines were partially offset by $55.4 million in higher average selling prices, primarily due to an improved mix of products sold.
Gross profit was $137.9 million in the nine month period ended September 30, 2009, an increase of $61.2 million from the prior-year period. The gross profit margin was 25.0%, increasing from 13.0% in the prior-year period. Restructuring and impairment expenses were $40.5 million and $8.3 million for the nine months ended September 30, 2009 and 2008, respectively. Operating profit was $41.3 million in the nine months ended September 30, 2009 versus $19.4 million in the prior-year period. The higher gross profit and operating profit were both primarily due to $53.2 million in higher average selling prices and a favorable mix of products sold, $14.6 million in cost savings and mill operating efficiencies including the absence in 2009 of $11.7 million in machine start-up costs incurred in 2008 in connection with a paper machine rebuild in France, and $5.5 million lower inflationary costs due to lower wood pulp costs. These benefits were partially offset by $7.1 million in higher non-manufacturing expenses, primarily due to higher incentive compensation accruals, consulting expenses associated with strategic planning activities and severance expenses, and $4.1 million from decreased sales volumes.
Interest expense was lower by $4.2 million as a result of lower average debt levels and lower interest rates. Net income and diluted net income per share were higher than the comparable periods of the prior-year by $17.4 million and $1.11, respectively, even with the substantially higher restructuring and impairment expense.
Capital spending was $7.7 million and $30.0 million for the nine months ended September 30, 2009 and 2008, respectively. During the third quarter of 2009, we neared completion in France and began to implement an enterprise-wide resource planning computer system in our U.S. and Brazilian operations, which we expect to be operational by the third quarter of 2010. During the third quarter of 2009, we incurred and deferred $3.8 million in expenses associated with these projects.

Recent Developments
Proposed RTL Production Expansion
At a November 2, 2009 meeting, the board of directors authorized a project to build a new RTL production facility that will be located in the Philippines. This stand alone, single-machine facility, separate from our current cigarette paper mill in the Philippines, will be located near Manila and is expected to have approximately 30,000 metric tons of capacity which will increase our world-wide RTL production capacity by approximately 38% when completed. We expect operations to commence in late 2011. We already have entered into a seven-year supply agreement with one of our current customers and are in advanced supply discussions with another multinational cigarette manufacturer that, if an agreement is reached, would use approximately 50% of the new facility’s total capacity.
We are exploring options to fund the expected $117 million total investment cost of the new RTL production facility in the Philippines, including using our existing credit agreement, cash from operations and potentially new sources of debt or equity capital.
Operational Changes – France
During September 2009, we announced a workforce reduction of our general and administrative staff in France as part of our continuing strategy to restructure our base tobacco-paper business to make it more cost competitive. Employees at PDM, located in Quimperlé, France were notified September 10, 2009 of the initiation of consultations with the unions and the Work’s Council regarding intended reductions of employment levels by 106 people, or 15% of the current workforce. The contemplated reduction of PDM employment levels, among factory and general staff, is made possible by the installation of an enterprise resource planning computer system as well as the now nearly concluded closure of the Malaucène finished tipping facility, both of which reduce administrative requirements.
Meetings with the unions and the Work’s Council must be completed before the amount of the restructuring expenses, timing and ongoing benefits of the changes can be definitively known. However, cash severance expenses associated with this action are expected to total approximately $14 million through the planned completion of the actions in the second quarter of 2010 and result in annual pre-tax savings of approximately $8 million, or $0.36 per share, with roughly half of this savings to be realized during 2010.
In April 2009, we announced a decision to close our finished tipping paper facility, Papeteries de Malaucène, located in France. Due to ongoing losses at the facility, the Company previously recorded a $13.5 million fixed asset impairment charge in the fourth quarter of 2008, which included the majority of the related fixed asset values. This mill closure is expected to result in severance of all of the approximately 210 employees. In the three and nine months ended September 30, 2009, we recorded $8.5 million and $19.9 million, respectively of estimated restructuring severance expense reduced by an estimate of employee-related benefit liabilities which are expected to be eliminated upon final termination of the employees. Additionally, $0.8 million of non-cash charges was also included in the nine month period. We expect additional expenses, net of reversals of employee-related accruals, related to this action of approximately $4 million through its planned completion in the first quarter of 2010. Payment of the cash severances is expected to be completed by the end of 2010, with approximately $6 million expected to be paid during 2009.
Operating losses for the Malaucène facility will likely continue through the end of 2009 when all operations are expected to end. Incremental operating losses could negatively impact our operating profit by approximately $3 million, or $0.15 per share, during the fourth quarter of 2009 as these operations wind down by the end of December.
Lower Ignition Propensity Cigarettes
Based upon the states that have passed LIP regulations, demand for this product is expected to grow from the current level of approximately 58% of North American cigarette consumption to approximately 100% by early 2010. Additionally, states representing essentially all of North American consumption have either passed or proposed LIP regulations, and major cigarette producers have announced voluntary national distribution of this technology, supporting the likelihood that LIP cigarettes will be sold nationwide by late 2009 or early 2010. As a result, we expect to realize continued growth in demand for cigarette paper used in LIP cigarettes, which would continue to significantly benefit our U.S. business unit’s results through 2010.

International LIP efforts continue, especially in the European Union, or EU. Australia will implement LIP regulations effective in March 2010 and Finland will follow with implementation in April 2010. The compliance test standards for Australia and Finland are consistent with test standards in Canada and the United States. In July 2009, SWM announced that the British American Tobacco affiliate in Australia, which has an approximate 60% share of that market, will exclusively use SWM’s Alginex® banded papers.
In June 2008, the EU’s Standardization European Committee, known as CEN, mandated development of an ignition propensity standard. This standard is currently under development by working groups within the International Organization for Standardization, known as ISO, with expectations that the standard will be published by late 2010 or early 2011. Implementation of LIP regulation in the EU is expected by 2012. Additionally, other countries including South Korea, South Africa and Brazil are discussing possible LIP regulation. These actions indicate that it is increasingly likely LIP cigarette regulations outside of North America will become effective in the next 1 to 3 years thus likely increasing demand for SWM’s banded cigarette paper technology used in these cigarettes.
Accordingly, we have begun implementing plans to establish a first LIP production facility in Europe with a planned commencement of operations during 2010 and continue to work with our customers to finalize product developments and establish supply terms. We continue to study further LIP production capacity plans to meet the full extent of EU demand for cigarette paper used in LIP cigarettes and expect to select a location for a second production site in Europe. These legislative and capacity planning developments involving LIP requirements are positive for us given our leadership position in this technology with our Alginex® banded papers and ability to provide one or more commercially proven LIP solutions to cigarette manufacturers.
Results of Operations
Three Months Ended September 30, 2009 Compared with the Three Months Ended September 30, 2008
Net Sales
(dollars in millions)

					Consolidated
	Three Months Ended				Sales
	September 30,	September 30,		Percent	Volume
	2009	2008	Change	Change	Change
France	$117.1	$129.9	$(12.8)	(9.9)%	2.8%
United States	58.0	60.2	(2.2)	(3.7)	(54.8)
Brazil	18.3	15.6	2.7	17.3	14.3

Subtotal	193.4	205.7	(12.3)
Intersegment	(8.9)	(6.5)	(2.4)

Total	$184.5	$199.2	$(14.7)	(7.4)%	(4.4)%

Net sales were $184.5 million in the three months ended September 30, 2009 compared with $199.2 million in the prior-year quarter. The decrease of $14.7 million, or 7.4%, consisted of the following (dollars in millions):

	Amount	Percent
Changes in sales volumes	$(11.7)	(5.9)%
Changes in currency exchange rates	(9.1)	(4.6)
Changes due to Malaucène closure	(8.8)	(4.4)
Changes in selling prices and product mix	14.9	7.5

Total	$(14.7)	(7.4)%

•	Unit sales volumes decreased by 4.4% in the three months ended September 30, 2009 versus the prior-year quarter, resulting in an unfavorable effect on net sales of $11.7 million, or 5.9%.
•
Sales volumes in the United States decreased by 54.8%, reflecting primarily a change to source certain products from SWM’s Brazilian and French locations as well as reduced sales of certain tobacco-related products caused by lower market demand.

•	Brazil experienced increased sales volumes of 14.3% as the result of higher printing and writing papers as well as higher volumes of tobacco-related papers.
•	Sales volumes for the French segment increased by 2.8%, primarily as a result of higher sales of RTL, mostly offset by lower sales of tobacco-related papers.
•
Changes in currency exchange rates had an unfavorable impact on net sales of $9.1 million, or 4.6%, in the three months ended September 30, 2009 and primarily reflected the impact of a weaker euro compared with the U.S. dollar in the third quarter of 2009 compared to the third quarter of 2008.

•
Higher average selling prices had a favorable $14.9 million, or 7.5%, impact on the net sales comparison. The increase in average selling prices reflected an improved mix of products sold, especially in the United States primarily due to increased sales of cigarette paper for LIP cigarettes, as well as price increases realized since early 2009.

French segment net sales of $117.1 million in the three months ended September 30, 2009 decreased by $12.8 million, or 9.9%, from $129.9 million in the prior-year quarter. The decrease in net sales was primarily the result of a weaker euro relative to the U.S. dollar in the current year period as compared to the prior year period and $8.8 million in lower sales from the Malaucène finished tipping facility which is being shut down.
The U.S. segment net sales of $58.0 million in the three months ended September 30, 2009 decreased by $2.2 million, or 3.7%, from $60.2 million in the prior-year quarter. The decrease in net sales of the U.S. segment resulted from lower sales volume partially offset by an improved selling mix and higher prices.
The Brazil segment net sales of $18.3 million in the three months ended September 30, 2009 increased by $2.7 million, or 17.3%, from $15.6 million in the prior-year quarter. The change was primarily due to higher average selling prices and an improved mix of products sold.
Gross Profit
(dollars in millions)

	Three Months Ended
	September 30,	September 30,		Percent	Percent of Net Sales
	2009	2008	Change	Change	2009	2008
Net Sales	$184.5	$199.2	$(14.7)	(7.4)%
Cost of products sold	132.8	166.7	(33.9)	(20.3)	72.0%	83.7%

Gross Profit	$51.7	$32.5	$19.2	59.1%	28.0%	16.3%

Gross profit was $51.7 million in the three months ended September 30, 2009, an increase of $19.2 million from $32.5 million in the prior-year quarter. The gross profit margin was 28.0% of net sales in the three months ended September 30, 2009, increasing from 16.3% in the prior-year quarter. Gross profit was favorably impacted by higher average selling prices, including a favorable mix of products sold, and lower inflationary costs. Inflationary cost decreases related to lower per ton wood pulp prices and energy were partially offset by higher materials prices and labor for a net favorable impact to operating results of $4.2 million during the three months ended September 30, 2009. Changes in per ton wood pulp prices increased operating profit by $3.9 million compared with the prior-year quarter. The average per ton list price of northern bleached softwood kraft pulp in the United States was $730 per metric ton during the three month period ended September 30, 2009 compared with $880 per metric ton during the prior-year quarter.
Nonmanufacturing Expenses
(dollars in millions)

	Three Months Ended
	September 30,	September 30,		Percent	Percent of Net Sales
	2009	2008	Change	Change	2009	2008
Selling expense	$4.8	$5.5	$(0.7)	(12.7)%	2.6%	2.8%
Research expense	2.0	1.9	0.1	5.3	1.1	0.9
General expense	11.5	7.9	3.6	45.6	6.2	4.0

Nonmanufacturing expenses	$18.3	$15.3	$3.0	19.6%	9.9%	7.7%

Nonmanufacturing expenses increased by $3.0 million, or 19.6%, to $18.3 million from $15.3 million in the prior-year quarter, primarily due to higher incentive compensation accruals due to improved results. Nonmanufacturing expenses were 9.9% and 7.7% of net sales in the three month periods ended September 30, 2009 and 2008, respectively.
Restructuring and Impairment Expense
Total restructuring and impairment expense of $26.9 million was recognized during the three months ended September 30, 2009, comprised of $15.0 million for severance related and other cash costs, $11.9 for asset impairment charges, net of reduction for estimated employee-related liabilities which are expected to be eliminated as a result of employee terminations. Total restructuring and impairment expense of $2.6 million was recognized during the prior-year quarter, comprised of $2.0 million for severance and other cash costs and $0.6 million for accelerated depreciation, asset impairments and loss on disposal of assets.
Operating Profit
(dollars in millions)

	Three Months Ended
	September 30,	September 30,		Return on Net Sales
	2009	2008	Change	2009	2008

France	$5.8	$15.1	$(9.3)	5.0%	11.6%
United States	4.2	6.7	(2.5)	7.2	11.1
Brazil	1.5	(3.7)	5.2	8.2	(23.7)

Subtotal	11.5	18.1	(6.6)
Unallocated expenses	(5.0)	(3.5)	(1.5)

Total	$6.5	$14.6	$(8.1)	3.5%	7.3%

Operating profit was $6.5 in the three months ended September 30, 2009 compared with $14.6 million during the prior-year quarter.
The French segment’s operating profit was $5.8 million in the three months ended September 30, 2009, a decrease of $9.3 million from an operating profit of $15.1 million in the prior-year quarter. The decrease was primarily due to:
•	Increased restructuring and impairment expenses of $16.7 million
•	Higher losses at Malaucène of $3.4 million
•
These negative factors were partially offset by $10.4 million from higher selling prices and improved mix as well as improved mill operations and benefits of prior strategic restructuring actions, including improved operations of a paper machine rebuilt in 2008.

The U.S. segment’s operating profit was $4.2 million in the three months ended September 30, 2009, a $2.5 million decrease from $6.7 million in the prior-year quarter. Higher restructuring and impairment expenses of $9.0 million, were partially offset by higher selling prices and changes in the mix of products sold of $7.5 million, primarily due to higher sales of cigarette paper for LIP cigarettes.
Brazil’s operating profit was $1.5 million during the three months ended September 30, 2009, compared with an operating loss of $3.7 million during the prior-year quarter. The increased operating profit was primarily due to:
•	The weaker Brazilian real versus the U.S. dollar, which had a $2.6 million favorable impact, including a $1.2 million benefit from foreign currency hedges
•	Higher selling prices and improved mix of products sold of $2.4 million
•	The absence of the $1.4 million of restructuring expense in the prior-year quarter
Non-Operating Expenses
Interest expense of $1.0 million in the three months ended September 30, 2009 decreased from $3.1 million in the prior-year quarter. Average debt levels were significantly lower during the three months ended September 30, 2009 versus the prior-year quarter, and our weighted average effective interest rate was lower. The weighted average effective interest rates on our revolving debt facilities were approximately 1.7% and 5.1% for the three months ended September 30, 2009 and 2008, respectively.

Income Taxes
The provision for income taxes in the three months ended September 30, 2009 reflected an effective tax rate of 37.5% compared with 23.9% in the prior-year quarter. The difference in effective tax rates was primarily due to the lower income before income taxes in 2009 versus 2008, together with the tax benefits of our foreign holding company structure.
Income (Loss) from Equity Affiliates
Income (loss) from equity affiliates totaled income of $1.0 million and a loss $1.6 million during the three months ended September 30, 2009 and 2008, respectively. These results reflected the operations of our joint venture in China. The joint venture operated throughout the third quarter of 2009 whereas the start-up phase was beginning during the prior year quarter. The joint venture’s sales volume increased during the third quarter compared to earlier in 2009, causing an improvement in gross profit.
Net Income and Net Income per Share
SWM net income for the three months ended September 30, 2009 was $4.5 million, or $0.27 per diluted share, compared with $6.7 million, or $0.43 per diluted share, during the prior-year quarter. These declines in 2009 were primarily due to increased restructuring and impairment expense in 2009 which was only partially offset by improved mix of products, higher average selling prices and benefits of previous strategic actions taken over the last three years to restructure the business.
Nine Months Ended September 30, 2009 Compared with the Nine Months Ended September 30, 2008
Net Sales
(dollars in millions)

					Consolidated
	Nine Months Ended				Sales
	September 30,	September 30,		Percent	Volume
	2009	2008	Change	Change	Change

France	$340.6	$379.9	$(39.3)	(10.3)%	(1.0)%
United States	187.8	173.4	14.4	8.3	(48.3)
Brazil	55.4	53.8	1.6	3.0	(12.1)

Subtotal	583.8	607.1	(23.3)
Intersegment	(31.9)	(16.1)	(15.8)

Total	$551.9	$591.0	$(39.1)	(6.6)%	(10.2)%

Net sales were $551.9 million for the nine months ended September 30, 2009 compared with $591.0 million for the prior-year period. The decrease of $39.1 million, or 6.6%, consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$(42.5)	(7.2)%
Changes in sales volumes	(41.1)	(7.0)
Changes due to Malaucène closure	(10.9)	(1.8)
Changes in selling prices and product mix	55.4	9.4

Total	$(39.1)	(6.6)%

•
Changes in currency exchange rates had an unfavorable impact on net sales of $42.5 million, or 7.2%, for the nine month period ended September 30, 2009 and primarily reflected the impact of a weaker euro and Brazilian real compared with the U.S. dollar.

•	Unit sales volumes decreased by 10.2% for the nine month period ended September 30, 2009 versus the prior-year period, resulting in an unfavorable effect on net sales of $41.1 million, or 7.0%.
•	Sales volumes for the French segment decreased by 1.0%, primarily due to decreased tobacco-related papers sales volumes by the French business partially offset by a 7.8% growth in RTL sales volumes.
•	Brazil sales volumes decreased by 12.1% as a result of our exiting the coated papers business in July 2008 and lower customer demand from inventory reductions during the third quarter of 2009.
•
Sales volumes in the United States decreased by 48.3%, reflecting primarily a change to source certain products from our Brazilian and French locations and to a lesser extent reduced sales of certain tobacco-related products caused by lower market demand. Sales volumes of cigarette papers for LIP cigarettes increased by approximately 65% which was more than offset by decreased sales volumes of traditional tobacco-related papers.

•
Higher average selling prices had a favorable $55.4 million impact, or 9.4%, on the net sales comparison. The increase in average selling prices reflected an improved mix of products, primarily due to increased sales of cigarette paper for LIP cigarettes in the United States, as well as increased customer pricing realized since early 2009.

The French segment net sales of $340.6 million for the nine month period ended September 30, 2009 decreased by $39.3 million, or 10.3%, from $379.9 million for the prior-year period. The decrease in net sales was primarily the result of the weaker euro, lower sales volumes and the closure of the finished tipping paper mill, partially offset by higher selling prices and improved mix of products sold.
The U.S. segment net sales of $187.8 million for the nine months ended September 30, 2009 increased by $14.4 million from $173.4 million for the prior-year period. The effect of higher average selling prices, primarily due to an improved mix of products sold, was partially offset by lower sales volumes.
The Brazil segment net sales of $55.4 million for the nine months ended September 30, 2009 increased by $1.6 million, or 3.0%, from $53.8 million for the prior-year period. The increase was due to higher average selling prices that primarily resulted from an improved mix of products sold, partially offset by the weaker Brazilian real and lower sales volumes.
Gross Profit
(dollars in millions)

	Nine Months Ended
	September 30,	September 30,		Percent	Percent of Net Sales
	2009	2008	Change	Change	2009	2008
Net Sales	$551.9	$591.0	$(39.1)	(6.6)%
Cost of products sold	414.0	514.3	(100.3)	(19.5)	75.0%	87.0%

Gross Profit	$137.9	$76.7	$61.2	79.8%	25.0%	13.0%

Gross profit was $137.9 million for the nine months ended September 30, 2009, an increase of $61.2 million, or 79.8%, from $76.7 million for the prior-year period. The gross profit margin was 25.0% of net sales for the nine months ended September 30, 2009, increasing from 13.0% for the prior-year period.
Gross profit was favorably impacted by $53.2 million from higher average selling prices and a favorable mix of products sold, as well as $14.6 million due to improved operations and cost savings programs. Lower per ton wood pulp and energy costs were partially offset by increased labor rates and other material prices resulting in a net favorable effect of inflationary costs of $5.5 million to the gross profit comparison. The average per ton list price of northern bleached softwood kraft pulp in the United States was $680 per metric ton during the nine month period ended September 30, 2009 compared with $880 per metric ton during the prior-year period. Lower sales volumes in all segments decreased operating results by $4.1 million compared with the prior-year period.
Nonmanufacturing Expenses
(dollars in millions)

	Nine Months Ended
	September 30,	September 30,		Percent	Percent of Net Sales
	2009	2008	Change	Change	2009	2008
Selling expense	$15.5	$17.7	$(2.2)	(12.4)%	2.8%	3.0%
Research expense	6.0	6.4	(0.4)	(6.3)	1.1	1.1
General expense	34.6	24.9	9.7	39.0	6.3	4.2

Nonmanufacturing expenses	$56.1	$49.0	$7.1	14.5%	10.2	8.3%

Nonmanufacturing expenses increased by $7.1 million, or 14.5%, to $56.1 million from the prior-year period, primarily due to higher accruals for incentive compensation. The amount of Annual Incentive Plan and Long-Term Incentive Plan compensation paid to participants for the full year 2008 as a percentage of net income, excluding restructuring and impairment expenses, was 12.5%. In 2009, the same comparison of accrued incentive compensation as a percentage of net income, excluding restructuring and impairment expense, for the nine months ended September 30, 2009 was 13.9%. Additionally, consulting expenses of $1.5 million have been incurred in the nine months ended September 30, 2009 associated with strategic planning activities as well as $0.5 million of severance expenses. Nonmanufacturing expenses were 10.2% and 8.3% of net sales for the nine months ended September 30, 2009 and 2008, respectively.

Restructuring and Impairment Expense
Total restructuring and impairment expense of $40.5 million was recognized during the nine months ended September 30, 2009, comprised of $27.5 million for severance and other cash costs, net of reversals of certain employee-related liabilities which are expected to be eliminated as a result of employee terminations, and $13.0 million for asset impairment and other noncash costs. Total restructuring expense of $8.3 million was recognized during the prior-year period, including $4.7 million for severance and other cash costs and $3.6 million of non-cash charges.
Operating Profit (Loss)
(dollars in millions)

	Nine Months Ended
	September 30,	September 30,		Return on Net Sales
	2009	2008	Change	2009	2008

France	$20.0	$20.7	$(0.7)	5.9%	5.4%
United States	29.7	16.0	13.7	15.8	9.2
Brazil	6.9	(9.8)	16.7	12.5	(18.2)

Subtotal	56.6	26.9	29.7
Unallocated expenses	(15.3)	(7.5)	(7.8)

Total	$41.3	$19.4	$21.9	7.5%	3.3%

Operating profit was $41.3 million for the nine months ended September 30, 2009 compared with operating profit of $19.4 million during the prior-year period.
The French segment’s operating profit was $20.0 million for the nine months ended September 30, 2009, a decrease of $0.7 million from an operating profit of $20.7 million for the prior-year period. The decrease was primarily due to:
•	Increased restructuring expenses of $27.6 million
•	Negative currency impacts of $7.7 million mostly due to a weaker euro compared to the U.S. dollar
•	Higher operating losses of $3.0 million at the Malaucène mill which is being closed
The negative factors were partially offset by:
•	Improved operating costs due the lack of $11.7 million of machine start-up costs incurred in 2008
•	Higher average selling prices and improved product mix of $19.8 million
The U.S. segment’s operating profit was $29.7 million for the nine months ended September 30, 2009, a $13.7 million increase from an operating profit of $16.0 million during the prior-year period. The increase was primarily due to:
•
Higher average selling prices, primarily due to a sales mix improvement of increased sales of cigarette paper for LIP cigarettes and lower sales of traditional tobacco-related papers and commercial and industrial papers, of $26.7 million

•	The benefits of costs savings programs and improved inflationary costs
These positive factors were partially offset by:
•	Higher restructuring and impairment expense of $7.9 million
•	Lower sales volume impact of $3.3 million
•	Unfavorable fixed cost absorption of $2.5 million as a result of reduced machine production schedules
Brazil’s operating profit was $6.9 million during the nine months ended September 30, 2009, compared with an operating loss of $9.8 million during the prior-year period. The increased operating profit was primarily due to:
•	The weaker Brazilian real versus the U.S. dollar, which had a $7.3 million favorable impact, including $1.3 million benefit from foreign currency hedges
•	Higher average selling prices and improved sales mix increased operating profit by $6.7 million
•	Lack of restructuring and impairment expense of $3.3 million incurred in 2008
•	Inflationary cost decreases of $2.4 million, mainly due to lower wood pulp prices
These positive factors were partially offset by the $1.8 million impact of lower sales volumes.

Non-Operating Expenses
Interest expense of $4.1 million for the nine months ended September 30, 2009 decreased from $8.3 million for the prior-year period due to lower average debt levels and lower weighted average effective interest rates. The weighted average effective interest rates on our revolving debt facilities were approximately 2.4% and 4.9% for the nine months ended September 30, 2009 and 2008, respectively.
Other expense, net was $0.3 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively, primarily due to foreign currency transaction losses.
Income Taxes
The provision for income taxes was $10.6 million, an effective tax rate of 28.7%, for the nine months ended September 30, 2009 compared with an effective income tax rate of zero in the prior-year period. The difference in effective tax rates was primarily due to higher pretax income in 2009 compared to that of 2008 combined with the favorable tax impact of our foreign holding company structure and the geographic mix of taxable earnings.
Loss from Equity Affiliates
The loss from equity affiliates totaled $1.4 million and $1.8 million during the nine months ended September 30, 2009 and 2008, respectively, and represents our 50% share of the net loss associated with our joint venture in China. The joint venture commenced operations during the second quarter of 2008. Sales and production volumes have increased over the prior period since commencement of operations. As of the end of the third quarter of 2009, sales volumes have increased to a level that matches the full production capacity of the cigarette paper machine.
Net Income and Net Income per Share
Net income for the nine months ended September 30, 2009 was $24.9 million, or $1.59 per diluted share, compared with $7.5 million, or $0.48 per share, during the prior-year period. The increase in net income in 2009 was primarily due to an improved mix of products sold, higher average selling prices and benefits of strategic actions taken over the last three years to restructure the business.
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

Cash Requirements
As of September 30, 2009, we had net operating working capital of $79.0 million and cash and cash equivalents of $6.8 million, compared with net operating working capital of $54.0 million and cash and cash equivalents of $11.9 million as of December 31, 2008. Changes in these amounts include the impacts of changes in currency exchange rates which are not included in the changes in operating working capital presented on the consolidated statements of cash flow.
Cash Flows from Operating Activities
(dollars in millions)

	Nine Months Ended
	September 30,	September 30,
	2009	2008

Net income	$24.9	$7.7
Non-cash items included in net income:
Depreciation and amortization	32.7	36.1
Asset impairments and restructuring-related accelerated depreciation	12.0	3.6
Amortization of deferred revenue	(4.3)	(4.6)
Deferred income tax provision (benefit)	6.6	(14.8)
Pension and other postretirement benefits	(6.2)	(0.3)
Stock-based employee compensation expense	5.3	0.6
Loss from equity affiliate	1.4	1.8
Other items	1.2	(0.3)
Net changes in operating working capital	(19.9)	(1.8)

Cash Provided by Operations	$53.7	$28.0

Net cash provided by operations was $53.7 million in the nine months ended September 30, 2009 compared with $28.0 million in the prior-year period. Our net cash provided by operations changed favorably by $25.7 million in 2009, primarily due to a $17.2 million increase in net income and a favorable change in deferred income tax provision (benefit) of $21.4 million partially offset by increased operating working capital.
Operating Working Capital
(dollars in millions)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Changes in operating working capital
Accounts receivable	$1.5	$(4.9)
Inventories	(5.8)	13.3
Prepaid expenses	1.0	0.5
Accounts payable	(20.2)	(0.6)
Accrued expenses	23.8	(4.5)
Accrued income taxes	(20.2)	(5.6)

Net changes in operating working capital	$(19.9)	$(1.8)

In the nine months ended September 30, 2009, net changes in operating working capital were unfavorable to cash flow by $19.9 million, primarily due to lower accrued income taxes as a result of estimated income tax payments in France which are expected to be refunded in 2010 and accounts payable in part as a result of a new French law in 2009 limiting vendor payment terms to 60 days. Partially offsetting these increase in working capital, accrued expenses increased significantly primarily as a result of restructuring-related severance accruals.
In the prior-year period, net changes in operating working capital negatively impacted operating cash flow by $1.8 million, primarily due to decreased accrued income taxes and accrued expenses and increased accounts receivable, mostly offset by lower inventories due to sales of inventories built up in advance of the Lee Mills shutdown.

Cash Flows from Investing Activities
(dollars in millions)

	Nine Months Ended
	September 30,	September 30,
	2009	2008

Capital spending	$(7.7)	$(30.0)
Capitalized software costs	(3.8)	(4.4)
Acquisition, net of cash acquired	—	(51.3)
Investment in equity affiliates	—	(1.9)
Other	1.2	3.1

Cash Used for Investing	$(12.7)	$(84.5)

Cash used for investing activities was $12.7 million in the nine months ended September 30, 2009 versus $84.5 million during the prior-year quarter. The $71.8 million decrease in cash used for investing was primarily due to the acquisition of the LTRI noncontrolling interest and higher capital spending in 2008.
Capital Spending and Capitalized Software Costs
Capital spending was $7.7 million and $30.0 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in capital spending was primarily due to the lack of major capital projects in 2009. In 2008, outlays included $9.5 million for a paper machine rebuild and improvement to the bobbin slitting process that were part of the strategic actions at PDM, $3.4 million for a new paper coating machine at the Newberry, South Carolina facility, $1.4 million for machine improvements at LTRI, $1.3 million for steam network improvements at Papeteries de Saint-Girons and $1.2 million for a new slitting machine in the Philippines. No capital projects exceeded $1.0 million in the first nine months of 2009.
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
Deferred costs associated with the installation of enterprise-wide resource planning systems in France, Brazil and the U.S. totaled $3.8 million for the first nine months of 2009. Spending for Brazil and U.S. deferred software costs is expected to total $4 million in 2010.
Total capital spending for 2009 is expected to range from $10 million to $12 million and will likely increase substantially in 2010 to $80 to $100 million, including $60 million to $70 million for the planned RTL expansion in the Philippines.
Cash Flows from Financing Activities
(dollars in millions)

	Nine Months Ended
	September 30,	September 30,
	2009	2008

Cash dividends paid to SWM stockholders	$(6.9)	$(7.0)
Net proceeds from (payments on) borrowings	(48.8)	70.9
Purchases of treasury stock	(0.8)	(1.2)
Proceeds from stock option exercises	8.9	0.2
Other	1.0	—

Cash Provided by (Used in) Financing	$(46.6)	$62.9

Financing activities during the nine months ended September 30, 2009 included borrowings of $33.4 million and net repayments of debt totaling $82.2 million for net repayments of $48.8 million. Proceeds from stock option exercises were $8.9 million in the 2009 period as a result of much higher activity due to the recent higher SWM share prices. Cash dividends paid to SWM stockholders were $6.9 million.
Financing activities during the prior-year period included net borrowings of $70.9 million. Other financing activities included $7.0 million in dividends paid to SWM stockholders as well as purchases of treasury stock.

Dividend Payments
We have declared and paid quarterly dividends of $0.15 per share since the second quarter of 1996. On November 2, 2009, the Board of Directors authorized a quarterly cash dividend of $0.15 per share of common stock. The dividend will be payable on December 28, 2009, to stockholders of record on November 23, 2009. We currently expect to continue this level of dividend. However, the decision to declare a dividend is made quarter by quarter and is based upon a number of factors including, but not limited to, earnings, funding of strategic opportunities and our financial condition. A decision could be made to cancel, suspend, modify or change the form of future dividend payments.
Share Repurchases
We repurchased 56,953 shares of our common stock during the nine months ended September 30, 2009 at a cost of $0.8 million. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.
Debt Instruments and Related Covenants
(dollars in millions)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Changes in short-term debt	$(21.1)	$4.1
Proceeds from issuances of long-term debt	33.4	100.2
Payments on long-term debt	(61.1)	(33.4)

Net (payments on) proceeds from borrowings	$(48.8)	$70.9

Primarily due to higher operating cash flow and lower capital spending, our net payments on long-term debt were $27.7 million and on short-term debt were $21.1 million during the first nine months of 2009.
Availability under our U.S. Revolver increased to $20.0 million as of September 30, 2009 from $3.0 million as of December 31, 2008. Availability under our Euro Revolver increased to 55.0 million euros, or $80.3 million, as of September 30, 2009 from 47.9 million euros, or $66.6 million as of December 31, 2008. We also had availability under our bank overdraft facilities and lines of credit of $31.4 million as of September 30, 2009.
The Credit Agreement contains covenants that are customary for facilities of this type that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0. As of September 30, 2009, the net debt to equity ratio was 0.37, and the net debt to adjusted EBITDA ratio was 1.00. We could have borrowed the remaining contractual availability under the Credit Agreement of $131 million as of September 30, 2009 without having exceeded the 3.0 net debt to adjusted EBITDA ratio. The Company was in compliance with all the financial covenants of the Credit Agreement as of September 30, 2009.
Our total debt to capital ratios at September 30, 2009 and December 31, 2008 were 28.0% and 39.3%, respectively.
Other Factors Affecting Liquidity and Capital Resources
Postretirement Benefits. The pension obligations are funded by our separate pension trusts, which held $86.3 million in assets at December 31, 2008. The combined postretirement benefit obligations of our U.S. and French pension plans were underfunded by $62.3 million as of December 31, 2008. We made $11.3 million in pension contributions during the nine months ended September 30, 2009 and expect to contribute a total of $12 to $13 million during the full-year of 2009 to our U.S. pension plans to improve the funded status of these plans and ensure compliance with the Pension Protection Act of 2006 in the United States. Additionally, in July 2009, we paid $3.3 million to settle our remaining liability and terminate the supplemental employee retirement plan.
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

Previously, Brazil, or SWM-B, and PDM separately entered into agreements for the transmission and distribution of energy. The SWM-B contract for the electrical energy supply is effective through December 31, 2010 covering 100% of the mill’s consumption of electrical energy. The value of the electric energy to be provided under this contract is estimated at approximately $5 million annually. The PDM natural gas agreement provides for the supply of 100% of its requirements for natural gas and associated distribution to service its paper mill. The value of the natural gas and distribution to be provided under this contract is estimated at approximately $25 million and $12 million in 2009 and 2010, respectively.
The Company expects to pay $9 million in cash severances during the full year 2009 and $39 million in 2010 related to restructuring actions announced to-date.
Employee Labor Agreements. Hourly employees at the Spotswood, New Jersey and Ancram, New York mills are represented by locals of the United Steel Workers Union. The collective bargaining agreement at our Spotswood mill is effective through July 26, 2010. The collective bargaining agreement at our Ancram, New York mill is a 3-year agreement effective through September 30, 2011.
Hourly employees at our Quimperlé, Spay, Saint-Girons and Malaucène, France mills are union represented. Collective bargaining agreements at both our Quimperlé and Spay mills are effective through December 31, 2009. A new collective bargaining agreement at Saint-Girons is effective through June 8, 2010. Our Malaucène mill is operating pursuant to a non-agreement protocol effective through December 31, 2009. The collective bargaining agreement with our employees in Medan, Indonesia is effective through July 1, 2010.
Outlook
Schweitzer-Mauduit continues to advance the strategy to transform its base paper manufacturing operations to better fit the global tobacco market while growing its high value products, principally reconstituted tobacco and cigarette paper for LIP cigarettes. Results during the third quarter of 2009 demonstrate that this strategy is delivering broad-based improvement in earnings. To further build upon improved results, we progressed during the quarter in closing our Malaucène, France production site and announced further restructuring activity in France and the U.S. These actions are anticipated to be the last of our downsizing steps for the foreseeable future and were made necessary due to continued declines in demand for our traditional tobacco-related papers in North America and western Europe. We are focused in the near term on successfully executing the remaining restructuring activities, continuing to grow our RTL and LIP business franchises and sustaining newly profitable operations at our Chinese paper joint venture, CTM. We are also excited to announce a major growth initiative: the planned $117 million investment to establish a wholly owned greenfield RTL production facility in the Philippines.
Several factors that drove improved third quarter results are expected to continue for the remainder of 2009. These include continuing growth in sales of RTL and cigarette paper for LIP cigarettes, especially as the U.S. market implements what is now essentially 100% lower ignition propensity regulation by January 2010 as well as initiation of sales to service expected Australian market needs. We also expect that the CTM joint venture in China will sustain recently achieved profitable operations.
On the other hand, we expect overall financial results for the fourth quarter of 2009 to be negatively impacted by several developments. Losses are expected to continue as we complete the closure of the Malaucène, France finished tipping paper facility by year-end 2009. Wood pulp prices increased during the third quarter and will likely further increase during the fourth quarter. Pulp prices are now expected to likely moderate in 2010 from the peak levels projected to be reached during late 2009. Selling prices for our traditional tobacco-related papers products will likely adjust downward at the beginning of 2010 due to new agreements being negotiated with certain of our major customers. The decrease in third quarter 2009 tobacco-related product sales will likely persist given already enacted increases in cigarette taxation and higher cigarette selling prices world-wide. Lower demand for our products is expected to result in downtime during the fourth quarter of 2009 to lower our inventory levels and will negatively impact earnings for that quarter. However, we project efficient paper machine utilization during 2010 given expected completion of our announced restructuring actions which will improve the balance between our capacity and available customer demand.

By expanding our RTL capacity with a new production facility in the Philippines, we expect to significantly strengthen our leadership position in this key product segment while expanding our presence in emerging markets with strong growth prospects. Also, through our RTL and LIP technologies, we are poised to benefit from increased regulatory efforts to reduce undesirable aspects of cigarettes. The transformation of our RTL franchise into a truly global operation, ongoing efforts to expand our LIP franchise to Europe and beyond and the revitalization of our base paper business establishes a formidable foundation for future revenue and earnings growth. SWM is becoming a premier specialty company and living up to our vision of being the undisputed leader of engineered solutions to the tobacco industry. In 2010, we expect to build upon our substantial growth in earnings being achieved in 2009. This growth is attributable to expanding RTL and LIP sales, full year profitability at our China paper joint venture and sustained profitability in our base paper business despite expected pressures on current margins caused by lower demand, a likely difficult pricing environment for major customers’ 2010 contract renewals and inflationary pressures.
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

•
As a result of excess capacity in the tobacco-related papers industry, competitive levels of selling prices for certain of our products are not sufficient to cover those costs with a margin that we consider reasonable. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment charges for certain equipment and employee severance expenses associated with downsizing activities. Management continually evaluates how to operate our production facilities more effectively given reduced production volumes. We will continue to disclose any such actions as they are announced to affected employees or otherwise certain and provide updates to any previously disclosed expenses associated with such actions.

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
Our market risk exposure at September 30, 2009 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

ITEM 4.	CONTROLS AND PROCEDURES
We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2009. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
The Company is involved in various legal proceedings and disputes (see Note 15, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as updated by our Current Report on Form 8-K filed September 17, 2009. There have been no material developments to these matters during 2009.

ITEM 1A.	RISK FACTORS
Our business can be impacted by governmental actions relating to tobacco products.
In 2008, more than 90 percent of our net sales were from products used by the tobacco industry in making cigarettes or other tobacco products. Governments around the world, particularly in the United States and western Europe, increasingly are regulating the advertising, promotion, sale and use of tobacco products as a result of reports and speculation with respect to the possible harmful physical effects of cigarette smoking, second-hand smoke and use of tobacco products. In addition, tobacco products are heavily taxed in many jurisdictions, and U.S. healthcare legislation — the U.S. State Children’s Health Insurance Program, known as SCHIP legislation —passed into law in January 2009 significantly raised federal excise taxes on all tobacco products. Cigarette consumption in the United States and western Europe has declined, in part due to these actions, which, in turn, have decreased demand for our products in these regions. In addition, litigation is pending against the major manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation may have on the tobacco or its demand for our products, but in the past, increases in taxes and litigation have adversely affected demand. Legislation also was recently adopted in the U.S. that expands the regulatory jurisdiction of the Federal Food and Drug Administration to include tobacco products, and product component disclosure regulations, commonly known as REACH, are being implemented in the European Union. The impact of these legislative initiatives on the production and sale of our and our customers’ products is not presently known.
Our technological advantages are unlikely to continue indefinitely.
We consider our intellectual property and patents to be a material asset. We have been at the forefront of developing new products and technology within our industry and have patented several of our innovations, particularly with regard to cigarette paper used to produce lower ignition propensity (“LIP”) cigarettes. This has enabled us to sell more products, and to sell products at higher margins, than we otherwise would have been able to sell. Presently, we are seeing evidence of increasing efforts by our competitors to develop and sell competitive products. Over time, we expect our competitors to develop competitive products or to license our innovations. Ultimately, our patents will expire. As we expand our production of LIP papers and RTL to more locations and countries, the risk of the loss of proprietary trade secrets will increase, and any significant loss would result in the loss of the competitive advantages provided by such trade secrets. While we cannot predict the impact of these trends and eventualities, they likely will be to reduce our sales and margins from the levels that we otherwise would have achieved.
Effectively policing our domestic and international intellectual property and patent rights is costly and may not be successful.
Our portfolio of granted patents varies by country, which could have an impact on any competitive advantage provided by patents in individual markets. We rely on patent, trademark, and other intellectual property laws of the United States and other countries to protect our intellectual property rights. In order to maintain the benefits of our patents, we may be required to enforce certain of our patents against infringement through court actions. However, we may be unable to prevent third parties from using our intellectual property or infringing on our patents without our authorization, which may reduce any competitive advantage we have developed. If we have to litigate to protect these rights, any proceedings could be costly, time consuming, could divert management resources, and we may not prevail. We cannot guarantee that any United States or foreign patents, issued or pending, will continue to provide us with any competitive advantage or will not be successfully challenged by third parties. We do not believe that any of our products infringe the valid intellectual property rights of third parties. However, we may be unaware of intellectual property rights of others that may cover some of our products or services. In that event, we may be subject to significant claims for damages. Effectively policing our intellectual property and patents is time consuming and costly, and the steps taken by us may not prevent infringement of our intellectual property, patents or other proprietary rights in our products, technology and trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

Our financial performance can be significantly impacted by the cost of raw materials and energy.
Raw materials are a significant component of the cost of the paper that we manufacture. The cost of wood pulp, which is the largest component of the raw materials that we use, is highly cyclical and can be more volatile than general consumer or producer inflationary changes in the general economy. For instance, during the period from January 2006 through December 2008, the U.S. list price of northern bleached softwood kraft pulp, or NBSK, a representative pulp grade that we use, ranged from a low of $655 per metric ton in January 2006 to a high of $885 per metric ton in August 2008. We periodically enter into agreements with customers under which we agree to supply products at fixed prices. As a consequence, unanticipated increases in the costs of raw materials can significantly impact our financial performance. Even where we do not have fixed-price agreements, we generally cannot pass through increases in raw material costs in a timely manner and in many instances are not able to pass through the entire increase to our customers.
Paper manufacturing is energy-intensive. In France and in the United States, availability of energy generally is reliable, although prices can fluctuate significantly based on variations in overall demand. Western Europe is becoming increasingly dependent on energy supplies from the Commonwealth of Independent States, which in the past has demonstrated a willingness to restrict or cut off supplies of energy to certain customers. The volume of oil or gas flowing through pipeline systems that ultimately connect to western Europe also has been cut off or restricted in the past, and such actions also have the capability of adversely impacting the supply of energy to western Europe. In Brazil, where production of electricity is heavily reliant upon hydroelectric plants, availability of electricity can be, and has in the past been, affected by rain variations. Although our Brazilian business currently has a sufficient supply of energy to continue its current level of operation there can be no assurance that we will have sufficient supply in the future. Due to the competitive pricing for most of our products, we typically are unable to fully pass through higher energy costs to our customers. Periodically, when we believe it is advantageous to do so, we enter into agreements to procure a portion of our energy for future periods in order to reduce the uncertainty of future energy costs. However, in recent years this has only marginally slowed the increase in energy costs due to the volatile changes in energy prices we have experienced.
Because of the geographic diversity of our business, we are subject to a range of international risks.
We have manufacturing facilities in six countries, and sell products in over 90 countries, many of which are emerging and undeveloped markets. Both our manufacturing operations and our sales, depending on their location, are subject to various international business risks, including:
•
Foreign countries can impose significant tax and other regulatory restrictions on business, including limitations on repatriation of profits and proceeds of liquidated assets. While we evaluate our overall financing plans in the various jurisdictions in which we operate and attempt to manage international movements of cash from and amongst our foreign subsidiaries in a tax-efficient manner, unanticipated international movement of funds due to unexpected changes in our business or in the needs of the business could result in a material adverse impact on our financial condition or results of operations.

•
We are exposed to changes in foreign currency exchange rates. We utilize a variety of practices to manage this risk, including operating and financing activities and, where considered appropriate, derivative instruments. All derivative instruments we use are either exchange traded or entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. However, as recent conditions in the financial markets have demonstrated, counterparty risk cannot be eliminated and there can be no assurance that our efforts will be successful.

•
Changes in foreign currency exchange rates also impact the amount reported in other income (expense), net. For instance, when a non-local currency receivable or payable is not settled in the period in which it is incurred, we are required to record a gain or loss, as applicable, to reflect the impact of any change in the exchange rate as of the end of the period. We also have to reflect the translation rate impact on the carrying value of our foreign assets and liabilities as of the end of each period, which is recorded as Unrealized Translation Adjustment in Other Comprehensive Income.

•
We are exposed to global as well as regional macroeconomic and microeconomic factors, which can affect demand and pricing for our products; unsettled political and economic conditions; expropriation; import and export tariffs; regulatory controls and restrictions; and inflationary and deflationary economies.

•
We participate in a joint venture in China that sells our products primarily to Chinese tobacco companies. Operations in China entail a number of risks including the need to obtain operating and other permits from the government and to operate within an evolving legal and economic system.

We are dependent upon the availability of credit, and changes in interest rates can impact our business.
We supplement operating cash flow with bank borrowings under a credit agreement with a syndicate of banks led by Societe Generale Group that expires in July 2012. To date, we have been able to access credit when needed and on commercially reasonable terms. However, deterioration of credit markets could have an adverse impact on our ability to negotiate new credit facilities. Constraints on the availability of credit, or the unavailability of credit at reasonable interest rates, would negatively impact our business.
Our credit facility contains financial covenants that we have historically fulfilled, and we do not presently anticipate any events that would impair our ability to meet those covenants in the future. However, in the event of material unforeseen events that impact on our financial performance, particularly during a time when we have material amounts of debt, a situation could arise where we are unable to fully draw from our existing credit facility notwithstanding that there is otherwise available capacity.
We have a combination of variable- and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable rate long-term debt when we believe that it is practical to do so. We utilize various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements, generally with contractual terms no longer than 24 months. There can be no certainty that our hedging activities will be successful or fully protect us from interest rate exposure.
Seasonality can impact our business.
Sales of our products in the United States, Europe and Brazil are subject to seasonal fluctuations. In the United States and Europe, customer shutdowns typically occur in July and December and historically have resulted in reduced net sales and operating profit during those two months. Additionally, our mills occasionally shut down equipment to perform additional maintenance during these months, resulting in higher product costs, higher maintenance expenses and reduced operating profit. In Brazil, customer orders are typically lower in December due to a holiday season during much of January and February. As an increasing percentage of our total production capacity and product sales become Asian and southeast Asian based, we will become increasingly subject to seasonal fluctuations that reflect the holiday periods in those regions.
We face competition from several capable and established competitors.
Our three largest competitors are delfortgroup AG, Julius Glatz GmbH and Miquel y Costas. All three primarily operate from modern and cost-effective mills in western Europe and are capable and long-standing suppliers to the tobacco industry. Further, two, delfort and Glatz, are privately held and the third, Miquel y Costas, is a closely held public company. Thus their financial results and other business developments and strategies are not disclosed to the same extent as ours, which provides them some advantage in dealing with customers. Given our mutual concentration in western Europe, which is a declining market and has labor laws that make reducing capacity expensive and slow, excess capacity exists and therefore price competition is acute. All three have good relationships with the multinational cigarette companies, as does the Company. The multinational cigarette companies have been known to use these close relationships to support development of competitive products and facilities, especially when confronted with high value new technologies such as porous plug wrap in the past and potentially LIP today. As a result of the foregoing, the Company primarily faces selling price, sales volume and new product risks from its existing competitors. Currently, fine papers used to produce cigarettes is not exported from available capacity in China to western multinational cigarette companies due to government monopoly control over these producers. Should conditions change in this regard, capacity that currently is operating in China would present a risk to our competitive position in the developed world. In the RTL market, demand is a function of smoke delivery regulations, the cigarette manufacturer’s desire for a uniform and consistent product and the cost of recycling the tobacco by-product scraps relative to the cost of virgin tobacco products. The enhanced capabilities provided by RTL in the area of product design and regulatory compliance are becoming more important to the end-user.

We are dependent upon a small number of customers for a significant portion of our sales. The loss of one or more of these customers could have a materially adverse effect on our business.
Five customers accounted for over 60% of our net sales in 2008. The loss of one or more of these customers, or a significant reduction in their purchases, could have a material adverse effect on our results of operations and financial results. In addition, significant consolidation has occurred among our customers, thereby increasing our dependence upon a fewer number of customers and increasing the negotiating leverage of the customers that survive. Adverse results in the negotiation of any of our significant customer contracts, the terms of which are typically negotiated every one to three years, could significantly impact our financial performance. We are presently the sole supplier of banded cigarette papers for use in LIP cigarettes to Philip Morris-USA for its U.S. requirements under a long-term supply agreement. This supply agreement is a cost plus arrangement, and Philip Morris-USA has advised us that it disagrees with the manner in which we have determined one aspect of the cost of this product as invoiced in the second and third quarters of 2009. Philip Morris-USA has exercised its contract right to have an independent party audit our cost calculation. We have provided Philip Morris-USA with the support for our calculation and confirmed that it was done in accordance with methodology consistently applied over the life of the supply agreement and in accordance with its terms. We anticipate that this matter could result in litigation between Philip Morris-USA and us. As of September 30, 2009, the amount disputed was approximately $3 million to $4 million.
Our business is subject to various environmental risks.
Our mills are subject to significant federal, state, local and foreign environmental protection laws with respect to air, water and other emissions as well as the disposal of solid waste. We believe we are operating in substantial compliance with these laws and regularly incur capital and operating expenditures in order to assure future compliance. However, these laws may change in the future, which could require changes in our practices or the incurrence of additional capital expenditures, and we may discover aspects of our business that are not in compliance. Violation of these laws can result in the imposition of significant fines and remediation costs. In France, we presently have sufficient authorized capacity for our emissions of carbon dioxide. However, this authorization must be renewed every five years. We cannot predict that we will have sufficient authorized capacity to conduct our operations in France as presently conducted or to do so without having to make substantial capital expenditures in future years. There also is the possibility of regulation of carbon dioxide emissions in the U.S., and legislation to this end has been introduced in Congress. It is not presently possible to assess what, if any, impact such regulations might have on our domestic U.S. operations.
We are a member of a potentially responsible party group (Global PRP Group) that has entered into a settlement with the State of New Jersey concerning the remediation of a landfill site in Middlesex County, New Jersey. We have established a reserve of less than $0.1 million that we believe is adequate to cover our liability, but we remain exposed to changes in the State’s requirements and in the estimated costs to complete the remediation in accordance with the settlement terms. In 2008, we received an invitation to participate in the remediation of contamination allegedly identified at a mill complex in Elizabeth, New Jersey that was formerly owned and operated by Kimberly-Clark Corporation. Under the terms of our spin-off from Kimberly-Clark in 1995, we are obligated to indemnify Kimberly-Clark Corporation from certain exposures related to the past and future liabilities of the business spun-off, which would include the Elizabeth, New Jersey mill. We declined the invitation to participate in the proposed clean-up of this mill pending the provision of information demonstrating our responsibility to do so, which to date has not been provided.
Although we are not aware of any environmental conditions at any of our facilities that could have a material adverse effect on our financial results, as we restructure and close certain facilities in France and in the U.S. that have been operated over the course of many decades, we may be required to perform additional environmental evaluations that could identify items that might require remediation or other action, the nature, extent and cost of which are not presently known.
We are subject to various legal actions and other claims.
We regularly are involved in legal actions and other claims arising in the ordinary course of business. Although we do not believe that any of the currently pending actions or claims will have a materially adverse impact on our business or financial condition, we cannot provide any assurances in this regard. Information concerning some of the actions that currently are pending is contained in Note 15, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for the year ended December 31, 2008 included in our Current Report on Form 8-K filed on September 17, 2009 and in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our expansion plans entail different and additional risks relative to the rest of our business.
We intend to build a new reconstituted tobacco mill in the Philippines that would be owned and operated by one of our wholly-owned subsidiaries. Building a new mill is a major construction project and entails a number of risks, ranging from the possibility that the contractors and sub-contractors who are expected to build the facility and supply the necessary equipment do not perform as expected, to the possibility that there will be cost overruns or that design defects or omissions cause the mill to perform at less than projected efficiency or at less than projected capacity. In addition, commencement of production at a new mill is time consuming and requires customer testing and acceptance of the products that are produced. Also, while we anticipate sufficient demand for the mill’s output, there can be no assurances that the expected demand will materialize.
Restructuring activities can significantly impact our business.
We began significant restructuring activities in 2006 and 2007 in France and the United States and during 2007 in Brazil that have become part of an overall effort to improve an imbalance between demand for our products and our paper production capacity as well as improve our profitability and the quality of our products. Restructuring of our existing operations involves issues that are complex, time-consuming and expensive and could significantly disrupt our business.
The challenges involved in executing these restructuring plans include:
•	demonstrating to customers that the restructuring activities will not result in adverse changes in service standards or business focus;
•	consolidating administrative infrastructure and manufacturing operations while maintaining adequate controls throughout the execution of the restructuring;
•	preserving distribution, sales and other important relationships and resolving potential conflicts that may arise;
•	minimizing the diversion of management attention from ongoing business activities;
•	maintaining employee morale and retaining key employees while implementing restructuring programs that often include reductions in the workforce;
•	coordinating and combining operations, which may be subject to additional constraints imposed by collective bargaining agreements and local law and regulations; and
•	achieving the anticipated levels of cost savings and efficiency as a result of the restructuring activities.
In the aggregate, we have incurred $107.7 million in restructuring and related impairment expenses from 2006 through September 30, 2009, including $57.7 million in cash-related expenses. As a result of actions taken as of September 30, 2009, we expect future payments of approximately $49 million in cash-related restructuring costs through 2011, of which approximately $16 million of additional cash-related restructuring expense will be recorded over the remaining service period of the affected employees.
One portion of our business is dependent upon a single mill.
Sales of reconstituted tobacco leaf products represent a substantial portion of our revenues. We presently produce reconstituted tobacco leaf at only one facility located in France. Although reasonable measures have been taken to minimize the risk of a casualty event at this facility, its loss or the interruption of operations for a significant length of time could have a material adverse effect on our business. This risk will be further reduced once the planned facility to be constructed in the Philippines is completed and in operation. Our RTL business is also subject to competitive risk from lower cost natural tobacco.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The Company did not repurchase shares of its common stock during the three month period ended September 30, 2009. The following table indicates the amount of shares of the Company’s common stock it has repurchased during 2009 and the remaining amount of share repurchases currently authorized by our Board of Directors as of September 30, 2009:

	Total	Average	Total Number of Shares		Maximum amount of
	Number of	Price	Purchased as Part of		shares that May Yet
	Shares	Paid per	Publicly Announced		Be Purchased under
Period	Purchased	Share	Programs		the Programs
			(# shares)	($ in millions)	($ in millions)
First Quarter 2009	56,953	$13.69	56,953	$0.8
Second Quarter 2009	—	—	—	—
July 2009	—	—	—	—
August 2009	—	—	—	—
September 2009	—	—	—	—

Total Year-to-Date 2009	56,953	$13.69	56,953	$0.8	$19.2	*

*	On December 4, 2008, our Board of Directors authorized the repurchase of shares of our Common Stock during the period January 1, 2009 to December 31, 2010 in an amount not to exceed $20.0 million.
The Company sometimes uses corporate 10b5-1 plans so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
(a) Exhibits:

3.1	Certificate of Incorporation.
3.2	By-Laws, as amended on and through November 3, 2005 (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 2005).
10.4	Outside Directors’ Stock Plan Amended and Restated as of February 22, 2007.
10.14.1	Credit Agreement Extension, dated July 17, 2007, by and among, Schweitzer-Mauduit International Inc., Schweitzer-Mauduit France S.A.R.L. and a group of banks.
14.1	Code of Conduct, as amended November 3, 2009.
21	Subsidiaries of the Company.
23.2	Consent of Independent Registered Public Accounting Firm (filed in connection with Form S-8 filed September 18, 2009).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Form Indemnification Agreement.

*	These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ PETER J. THOMPSON	By:	/s/ MARK A. SPEARS
	Peter J. Thompson		Mark A. Spears
	Treasurer, Chief Financial and		Controller
	Strategic Planning Officer		(principal accounting officer)
(duly authorized officer and
principal financial officer)

	November 3, 2009		November 3, 2009

GLOSSARY OF TERMS
The following are definitions of certain terms used in our Form 10-Q and 10-K filings:
•	“Banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.
•	“Binder” is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.
•	“Cigarette paper” wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.
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

•	“Tipping paper” joins the filter element to the tobacco-filled column of the cigarette and is both printable and glueable at high speeds.
•	“Wrapper” covers the outside of cigars providing a uniform, finished appearance.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Incorporation.
3.2	By-Laws, as amended on and through November 3, 2005 (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 2005).
10.4	Outside Directors’ Stock Plan Amended and Restated as of February 22, 2007.
10.14.1	Credit Agreement Extension, dated July 17, 2007, by and among, Schweitzer-Mauduit International Inc., Schweitzer-Mauduit France S.A.R.L. and a group of banks.
14.1	Code of Conduct, as amended November 3, 2009.
21	Subsidiaries of the Company.
23.2	Consent of Independent Registered Public Accounting Firm (filed in connection with Form S-8 filed September 18, 2009).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Form Indemnification Agreement.

*	These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.