Form 10-K
period 2009-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2010-03-08
CIK 1000623

2009 ANNUAL REPORT

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

i

FINANCIAL HIGHLIGHTS

	2009	2008	2007
	($ in millions, except per share amounts)
NET SALES	$740.4	$767.9	$714.8
RESTRUCTURING & IMPAIRMENT EXPENSE	$50.2	$22.1	$24.0
OPERATING PROFIT	$53.0	$16.9	$17.9
NET INCOME ATTRIBUTABLE TO SWM	$35.6	$0.7	$3.4
NET INCOME PER SHARE:
BASIC	$2.27	$0.04	$0.22
DILUTED	$2.20	$0.04	$0.22
EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION	$91.1	$51.1	$51.0
CAPITAL SPENDING	$15.3	$35.3	$47.7
TOTAL ASSETS	$791.9	$728.7	$775.0
NET INCOME RETURN ON EQUITY	7.4%	0.2%	1.1%
OPERATING PROFIT RETURN ON ASSETS	7.0%	2.2%	2.4%
TOTAL DEBT TO CAPITAL RATIO	11.1%	39.3%	21.5%

Schweitzer-Mauduit International, Inc.
100 North Point Center East
Suite 600
Alpharetta, Georgia 30022-8246

March 8, 2010

To Our Stockholders:

In a challenging economic environment, Schweitzer-Mauduit demonstrated the continuing success of our restructuring initiatives to transform our core manufacturing operations toward higher-value products and significantly strengthened its financial and liquidity position. Over the last four years, we have re-engineered our Company into a position of durable strength. With the closing of our Malaucène, France production site and the restructuring activities in France and the U.S., announced at the end of the third quarter, we have nearly completed the turnaround program begun in 2006. We are now shifting our focus to building a great platform to grow our value-added products and Asian market share. Our success continues to depend on developing industry-leading technologies and products, investing globally and delivering value for our customers

Financial Results

Overall, 2009 was a year of significant achievement: Net income reached $35.6 million on net sales of $740.4 million.

In the worst economic environment in decades, 2009 sales were essentially flat compared to prior year, excluding the Malaucène operations which closed in the fourth quarter. For the first time, over half of our sales came from high-value products, driven by the impressive growth in Low Ignition Propensity (LIP) and Reconstituted Tobacco Leaf (RTL) products. We aspire to be the undisputed leader in engineered solutions to the tobacco industry. The 2009 growth in these high-value products will help us achieve this goal.

Compared with the prior year, total sales volumes declined by 5.0% excluding the 4.6% transferred to our Chinese joint venture, China Tobacco Mauduit, or CTM, from our French operation. The decline is primarily attributable to lower volumes of traditional cigarette papers in the United States and Europe. We expect volume declines in the Western world to moderate and revert back to historical trends given large tax increases in 2009. We see emerging market recovery offering attractive growth opportunities for SWM Asian operations.

In 2009, we reported diluted earnings per share of $2.20. Excluding restructuring and impairment charges, we reported record earnings per share of $4.25 (a non-GAAP measure reconciled in Item 6, Selected Financial Data), well ahead of the $0.97 earned in 2008. The 2009 earnings include an after-tax $0.41 loss related to the closure of the Malaucène facility.

Our Company generated a strong $63.4 million in operating cash flow during 2009. Combined with the $117.4 million proceeds of an equity offering in November 2009, this allowed us to reduce net debt to $3.2 million at year-end and prepare for capital investments in Asia.

As a result of our success generating profit while carefully managing assets and investments, the Company is producing a higher return on invested capital (ROIC). This measure, at the core of our executive compensation plans, reflects our determination to invest in products, projects and businesses that consistently yield returns in excess of our underlying cost of capital. ROIC increased to a record high of 14.1% in 2009.

Powerful Trends

We believe our strong world-wide market position and regulatory trends requiring more sophisticated cigarettes in design and performance will bring great benefits to Schweitzer-Mauduit.

Several key projects and developments progressed in 2009:

•	Our paper joint venture, China Tobacco Mauduit (CTM), made enormous strides in the second half of 2009 by selling out its cigarette paper production capacity. In 2010, it plans to further strengthen its premium cigarette market position as China Tobacco increases its focus on smoke delivery reductions;

•	Our plans to construct a wholly-owned greenfield RTL production facility in the Philippines are under way. We expect the facility to commence operations in late 2011. We believe the $117 million investment will significantly strengthen our leadership position in this key product segment while expanding our presence in emerging markets with strong growth prospects.
•	We continue to work towards establishing an RTL joint venture in China and remain optimistic that we will reach an agreement during the first half of 2010;
•	We are expanding our LIP franchise, first in North America and Australia, and then in Europe over the next two years prior to the effective date of EU legislation. We will continue to strengthen our market positions in premium applications which should drive earnings growth in the years ahead.

Although economic uncertainties may moderate the impact of some of these developments today, we have continued confidence that Schweitzer-Mauduit will reap significant benefits from them over time.

Success through Teamwork

During 2009, we focused on improving our organizational capabilities to leverage a unified understanding of our business and direction throughout the Company. Through the aligned efforts of our dedicated employees, the Company is establishing a performance-based culture that is making quite an impact on our results. Talented employees with varying backgrounds from around the world are working together in an aligned, collaborative manner. We are investing in them because they are the key to rigorously upholding our values and to carrying out our plans at the highest level.

Well-Positioned for Future

All of us at Schweitzer-Mauduit, while proud of our performance in 2009, remain acutely focused on executing with a high sense of urgency. Looking ahead, we are forecasting an earnings increase in 2010 despite continuing challenging conditions.

Our continued focus on holding down costs, adjusting our manufacturing capacity to demand and investing in growth opportunities is designed to help the Company keep its balance in these unsteady times and maximize long-term performance. Building on gains from 2009, we are setting the stage to fully capitalize on significant growth plans for LIP papers, RTL products and Asian markets while prioritizing operational excellence, capital efficiency gains and strong cash flow generation.

Despite the economic uncertainty in the world around us, I have confidence that our long-term plan and strategic direction will enable us to make continued progress as we transform the Company into a global, high-performance solution provider to the tobacco industry and others.

I would like to thank our employees, customers, suppliers and shareholders for their outstanding efforts and confidence. We pledge to earn your continued support by redoubling our efforts to deliver performance that endures.

Sincerely,

Frédéric P. Villoutreix Chairman of the Board and Chief Executive Officer

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

(Commission file number) 1-13948

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

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding common stock, par value $0.10 per share (the “Common Stock”), held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $412.6 million, based on the last sale price for the Common Stock of $27.21 per share as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 17,923,234 shares of Common Stock issued and outstanding as of February 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders scheduled to be held on April 22, 2010 (“the 2010 Proxy Statement”) and filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

PART I.

Item 1. Business

GENERAL

Schweitzer-Mauduit International, Inc. (referred to, with its consolidated subsidiaries, as “we”, “us”, “our”, the “Company”, “Schweitzer-Mauduit” or “SWM” unless the context indicates otherwise) is a multinational diversified producer of premium specialty papers headquartered in the United States of America. We manufacture and sell paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised approximately 90% of our consolidated net sales in each of the years 2007 through 2009. The primary products in the group include cigarette, plug wrap and base tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette and reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco products are a diverse mix of products that includes low volume, high-value engineered papers as well as commodity paper grades produced to maximize machine utilization.

We are a manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, banded papers for the production of lower ignition propensity, or LIP, cigarettes and the leading independent producer of RTL used in producing blended cigarettes. We conduct business in over 90 countries and currently operate 10 production locations worldwide, with mills in the United States, France, the Philippines, Indonesia and Brazil. We also have a 50% equity interest in a paper mill in China that produces cigarette and porous plug wrap papers.

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

Our quarterly earnings conference calls are typically held on the same dates as our quarterly earnings releases and are available through our web site via a webcast. The tentative dates for our quarterly earnings conference calls related to 2010 financial results are May 6, 2010, August 5, 2010, November 4, 2010 and February 9, 2011. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through our web site.

Our wholly-owned, majority-owned and controlled subsidiaries are Schweitzer-Mauduit Canada, Inc., or SM-Canada, Schweitzer-Mauduit Spain, S.L., or SM-Spain, a holding company organized under the Spanish holding company regime and the primary foreign investment holding company for SWM, and Schweitzer-Mauduit International China, Limited, or SM-China, a holding company incorporated in Hong Kong which owns 50% of the equity interest in China Tobacco Mauduit (Jiangmen) Paper Industry Company Ltd., a Sino-Foreign Equity Joint Venture with China National Tobacco Corporation, or CNTC, to manufacture and sell tobacco-related papers in China, our only unconsolidated subsidiary. We indirectly through SM-Spain have subsidiaries in France, the Philippines, Indonesia and Brazil. SM-Spain owns directly 100% of Schweitzer-Mauduit Holding S.A.S., a French holding company, or SMH, and SMH owns 100% of Schweitzer-Mauduit Industries S.A.S., a French corporation, or SMI, which, together with SM-Spain, holds 100% of a second holding company Schweitzer-Mauduit France S.A.S., a French corporation, or SMF, which holds our French, Philippine and Indonesian paper operations. SMF also owns 100% of Schweitzer-Mauduit

Developpements S.A.S., a French corporation, or SMD, and SMD owns 100% of LTR Industries S.A., a French corporation, or LTRI, our French RTL operation. SMF, directly or indirectly, owns 100% of 3 principal French operating subsidiaries, Papeteries de Mauduit S.A.S., or PdM, Papeteries de Malaucène S.A.S., or PdMal, and Papeteries de Saint-Girons S.A.S., or PdStG, 100% of PDM Philippines Industries, Inc., or PPI, and 95% of P.T. PDM Indonesia, or PT PDM. SM-Spain also owns directly 99.99% of the issued and outstanding shares of Schweitzer-Mauduit do Brasil S.A., our Brazilian paper operations, or SWM-B. We had no special purpose entities as of December 31, 2009.

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

Additional information regarding “Segment Performance” is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. In addition, selected financial data for our segments is available in Note 18, Segment Information, of the Notes to Consolidated Financial Statements. Reference is also made to Part I, Item 1A, Risk Factors, Market Risk, for a discussion regarding the risks associated with foreign operations.

Financial information about foreign and domestic operations, contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing in Part II, Item 7 herein and in Notes 9, 10, 13, 17 and 18 (“Restructuring Activities,” “Debt,” “Income Taxes,” “Acquisition” and “Segment Information,” respectively) to the Consolidated Financial Statements contained in “Financial Statements and Supplementary Data” appearing in Part II, Item 8 herein, are incorporated in this Item 1 by reference.

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

Each of the 3 principal types of Cigarette Papers — cigarette, plug wrap and tipping papers — serves a distinct purpose in the function of a cigarette.

Cigarette paper wraps the column of tobacco in a cigarette. Certain properties of cigarette paper, such as control of ignition propensity, basis weight, porosity, opacity, tensile strength, texture and burn rate must be controlled to tight tolerances. Many of these characteristics are critical to meet the requirements of high-speed production processes utilized by cigarette manufacturers as well as their desired attributes of finished cigarettes such as reduced deliveries of tobacco-related smoke constituents. In addition to the attributes and functional requirements of conventional cigarette papers, certain of our products facilitate our customers’ design of LIP cigarettes to enhance cigarette safety when they are not actively being smoked, including papers sold under our registered trademark ALGINEX®.

Plug wrap paper forms the outer layer of a cigarette filter and is used to hold the filter materials in a cylindrical form. Conventional plug wrap is manufactured on flat wire paper machines using wood pulp. Porous plug wrap, a highly air permeable paper, is manufactured on inclined wire paper machines using a furnish consisting of long-fibers, such as abaca, and wood pulp. Porosity, a measure of air flow permeability, ranges from a typical level of less than 100 Coresta on conventional plug wrap to 35,000 Coresta on high porosity papers.

Base tipping paper, produced in white or tan/cork color, joins the filter element to the tobacco-filled column of the cigarette. The ability to produce tipping paper, which is both printable and glueable at high speeds, is critical to producing a cigarette with a distinctive finished appearance.

Reconstituted tobacco is used by manufacturers of cigarettes and other tobacco products as a means of recycling their tobacco by-products and to achieve product performance attributes. We currently produce reconstituted tobacco in 2 forms: leaf, or RTL, in France, which is manufactured by LTRI, and wrapper and binder in the United States. We are building a new RTL manufacturing facility in the Philippines which we expect to commence operations in late 2011. RTL is used by cigarette manufacturers primarily to blend with virgin tobacco as a design aid to achieve certain attributes of finished cigarettes, such as taste characteristics and reduced deliveries of tobacco-related smoke constituents, and to cost-effectively utilize tobacco leaf waste by-products. Wrapper and binder are reconstituted tobacco products used by manufacturers of machine-made cigars. Binder is used to hold the tobacco leaves in a cylindrical shape during the production process. Wrapper is used to cover the outside of the cigar, providing a uniform, finished appearance.

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

MARKETS AND CUSTOMERS

Our U.S. segment primarily supplies the major, and many of the smaller, cigarette manufacturers in North America, and also has significant sales in South America and Japan. The customer base for the U.S. operations consists of more than 150 customers in approximately 40 countries. Our French segment relies predominantly on worldwide exports, primarily to western Europe, Asia (in part through our Philippine and Indonesian manufacturing facilities), eastern Europe and, in lesser but substantial amounts, to Africa, and the Middle East. The customer base for the French operations consists of a diverse group of approximately 200 customers in more than 70 countries. Our Brazilian segment primarily supplies customers in Latin and South American countries with expanding sales to North America and other export locations. The current customer base of the Brazilian operations consists of the cigarette manufacturers in Brazil, as well as approximately 50 customers in approximately 20 countries outside Brazil. Customers of all 3 business segments include international tobacco companies, regional tobacco manufacturers and government monopolies.

Philip Morris International Inc., Philip Morris USA, a subsidiary of Altria Group Inc., British American Tobacco, and Japan Tobacco Inc., are our 4 largest customers and together with their respective affiliates and designated converters, accounted for 56%, 49% and 46% of the Company’s 2009, 2008 and 2007 consolidated net sales, respectively. Although the total loss of 1 or more of these large customers could have a material adverse effect on our results of operations, this is not considered likely given the significant share that our capacity represents of the total worldwide supply available to meet the demand for cigarette-related fine papers. A material variation in demand from 1 or more of these customers or due to external factors such as government legislation or changes in consumer behavior, however, could result in a significant decline in demand for our products.

SALES AND DISTRIBUTION

Essentially all tobacco-related products manufactured by the U.S., French and Brazilian segments are sold by our marketing, sales and customer service organizations directly to cigarette manufacturers or their designated converters. Most of our U.S. and French segments’ non-tobacco related products, which represent approximately 4 to 8% of each of their respective net sales, are sold on a direct basis. The Brazilian segments’ non-tobacco related products comprise approximately 7% of its net sales, substantially all of which are sold through agents.

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

Cigarette Paper  Our estimated worldwide share of the cigarette paper market is 23%, and excluding China which is largely self-sufficient, our estimated global market share is 34%. As the sole domestic producer of Cigarette Papers in North America, we believe that we have the majority supply position, estimated at 70 to 75% of the North American cigarette paper market. PdM and PdStG, indirect wholly-owned subsidiaries in France, sell 60 to 65% of their products in western Europe and Asia. SWM-B has over 85% of the cigarette paper market in Brazil and an estimated 80 to 85% share of the cigarette paper market in South America. Our principal competitors include European suppliers Delfort Group AG, or Delfort, an Austrian corporation, Miquel y Costas & Miquel S.A., or Miquel y Costas, a Spanish corporation, and Julius Glatz GmbH, an independent German Company. The principal competitors of our Indonesian cigarette paper business are PT Surya Zig Zag and PT Bukit Muria Jaya, or PT BMJ, which are owned by Indonesian cigarette production companies and have 65 to 70% of the cigarette paper market in Indonesia. We believe that the bases of cigarette paper competition are price, consistent quality, security of supply, level of technical service and performance requirements of the customer’s cigarette-making equipment.

We have developed, individually or in conjunction with customers, technologies to address the market for cigarette paper for LIP cigarettes in the United States and Canada. We are currently the leading producer of commercially proven cigarette paper for LIP cigarettes and continue to actively develop the technologies for such products. We formed a “Center of Excellence” platform at our Newberry, South Carolina facility dedicated to the development, production and distribution of cigarette papers for LIP cigarettes.

Plug Wrap Paper  We believe that our U.S. segment has an estimated 55 to 60% share of the North American market for plug wrap papers. The remainder of the North American market is shared by 2 competitors: Miquel y Costas and Delfort. Our French businesses hold an estimated 70 to 75% of the western European high porosity plug wrap market. Delfort is our principal competitor in that market. Through the Brazilian business’ supply of conventional plug wrap papers and the U.S. business’ supply of porous plug wrap papers, we have an estimated 65 to 70% share of the South American market for plug wrap papers. Miquel y Costas and Delfort are our principal competitors in that market.

Base Tipping Paper  We believe that our U.S. segment has an estimated 60 to 65% share of the North American market for base tipping paper, which is subsequently printed by converters. Our principal competitor in this market is Delfort. Our Brazilian segment has an estimated 75 to 80% share of the South American market for base tipping paper, which is subsequently printed by converters. Our principal competitor in Latin America is Miquel y Costas. We believe that the bases for competition are consistent quality, price and, most importantly, the ability to meet the runnability and printability requirements of converting equipment and high-speed cigarette-making machines.

Reconstituted Tobacco  LTRI is the leading independent producer of RTL in the world. We believe that the basis of competition in this market is primarily quality. However, sales volumes are influenced by worldwide virgin tobacco prices and cigarette producers’ various in-house tobacco reconstitution processes, as lower prices of virgin tobacco or other RTL forms may compete against reconstituted tobacco sales volumes.

LTRI’s principal competitors are cigarette companies such as Philip Morris International, Philip Morris USA, British American Tobacco, Elets, an affiliate of Japan Tobacco Inc. which operates in Russia, and STMA (China), which produce RTL primarily for internal use.

We estimate that approximately 40% of reconstituted cigar wrapper and binder used in the U.S. market is produced internally by domestic cigar manufacturers. Our U.S. segment’s Ancram mill and Nuway Tobacco, a privately-held cast process manufacturer, produce the balance for the U.S. market.

Other Products  We produce papers for lightweight printing and writing, battery separator papers, drinking straw wrap, filter papers and other specialized papers primarily for the western European and Brazilian markets. We believe that price is the primary basis of competition for drinking straw wrap, printing and writing and filter papers, while consistent quality and customer service are believed to be the primary competitive factors for battery separator paper.

RAW MATERIALS AND ENERGY

Wood pulp is the primary fiber used in our operations. Our operations consumed 81,000 and 91,000 metric tons of wood pulp in 2009 and 2008, respectively, all of which was purchased. Our operations also use other cellulose fibers, the most significant of which are in the form of flax fiber and tobacco leaf by-products, as the primary raw materials for Cigarette Papers and reconstituted tobacco products, respectively. While tobacco leaf by-products are generally the property of the cigarette manufacturer for whom the reconstitution is contracted, we purchase some tobacco leaf by-products for use in the production of RTL and wrapper and binder products.

Flax straw is purchased and subsequently processed into flax tow at processing facilities in Canada and France. The flax tow is then converted into flax pulp at pulping facilities in the United States and France. Certain specialty papers are manufactured by our operations in France, requiring small amounts of other cellulose fibers, all of which are purchased.

In addition to cellulose fibers, our operations use calcium carbonate as another significant raw material in the production of many of our paper products. Calcium carbonate, or chalk, is used in the production of Cigarette Papers, as well as in certain of our other paper products, to provide desired qualities and characteristics, such as opacity, as well as end-product performance attributes. All of our needs for calcium carbonate are purchased. Our Quimperlé mill in France and Pirahy mill in Brazil have on-site, vendor-operated calcium carbonate plants which supply significant quantities toward the needs of those mills. For the balance of their needs, our mills also purchase calcium carbonate manufactured elsewhere. Our calcium carbonate purchase commitments are discussed in Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

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

Additional information regarding agreements for the supply of energy is included in Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

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

Our French segment does maintain records of order backlogs. For Cigarette Papers, the order backlog was approximately $31 million and $33 million on December 31, 2009 and 2008, respectively. This represented approximately 41 and 43 days of Cigarette Paper sales for the French segment in 2009 and 2008, respectively. LTRI’s RTL business operates under a number of annual supply agreements. The order backlog for RTL was approximately $161 million and $147 million on December 31, 2009 and 2008, respectively.

The Brazilian segment does not calculate or maintain records of order backlogs. Souza Cruz, its largest customer, provides forecasts of its future demand, typically 8 weeks in advance, in order for the Brazilian operations to manage production and ensure a sufficient supply to meet this customer’s anticipated requirements.

Sales of our products are subject to significant seasonal fluctuations. In the United States and Europe, customer shutdowns of 1 to 2 weeks in duration typically occur in July and December. In Brazil, customer orders are typically lower in December due to a January and February holiday season.

RESEARCH AND DEVELOPMENT

We employ approximately 50 research personnel in research and laboratory facilities in Spay, France, Santanésia, Brazil, San Pedro, Philippines and Alpharetta, Georgia. We are dedicated to developing Cigarette Papers, reconstituted tobacco and non-tobacco paper product innovations and improvements to meet the needs of individual customers. The development of new components for tobacco products and the development of new non-tobacco paper products are the primary focuses of these research and development functions, including several development projects for our major customers. We expensed $8.1 million in 2009, $8.3 million in 2008 and $8.0 million in 2007 on research and development. We believe that our research and product development capabilities are unsurpassed in the industry and have played an important role in establishing our reputation for high quality, superior products.

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

PATENTS AND TRADEMARKS

As of December 31, 2009, we owned 150 patents and had pending 80 patent applications covering a variety of Cigarette Papers, RTL and cigar wrapper and binder products and processes in the United States, western Europe and several other countries. We believe that such patents, together with our papermaking expertise and technical sales support, have been instrumental in establishing us as the leading worldwide supplier of Cigarette Papers, RTL and reconstituted wrapper and binder made by the papermaking process. Patents have played a central role in establishing us as the world’s leading independent producer of papers used for LIP cigarettes.

Management believes that our “ALGINEX®” water based technology trademark for use in banded papers for the production of LIP cigarettes, the “PDM” and “SWM” logos and the “JOB PAPIER A CIGARETTES”, “PAPETERIES DE MAUDUIT” and “SCHWEITZER” trade names also have been important contributors to the marketing of our products.

EMPLOYEES

As of December 31, 2009, we had 2,900 regular, full-time, active employees.

North American Operations  Hourly employees at the Spotswood, New Jersey, and Ancram, New York mills are represented by locals of the United Steel Workers Union. The collective bargaining agreement at our Spotswood mill is a 3-year agreement which is effective through July 28, 2010. The 3-year collective bargaining agreement at our Ancram mill is effective through September 30, 2011. We believe employee and union relations continue to be positive at the Spotswood and Ancram mills.

The fiber operations of our Canadian subsidiary and our Newberry, South Carolina facility are non-union. We believe that employee relations are positive.

French Operations  Hourly employees at our Quimperlé, Spay, and Saint-Girons, France mills are union represented. Our Quimperlé mill is operating pursuant to an employment agreement that expired effective December 31, 2009. Negotiations are being held at this location regarding compensation issues. The collective bargaining agreements at our Spay and Saint-Girons mills are effective through March 31, 2010 and June 8, 2010, respectively. We believe our employee relations are comparable to similar French manufacturing operations.

Employees of our Philippine operations are non-union. We believe that employee relations are positive.

Our mill in Medan, Indonesia is operating pursuant to a two-year collective bargaining agreement that is effective through June 30, 2010. We believe that employee relations are positive.

Brazilian Operations  Hourly employees at the Pirahy mill are represented by a union. The 1-year collective bargaining agreement at SWM-B was renewed through May 31, 2010. We believe that employee relations are positive and comparable to similar Brazilian manufacturing operations.

ENVIRONMENTAL MATTERS

Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada were $0.9 million in 2009 and are expected to be $2 million to $3 million in 2010 and less than $1 million in 2011, of which no material amounts were or are expected to be the result of environmental fines or settlements. These expenditures are not expected to have a material adverse effect on our financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in our plans, changes in legal requirements or other factors.

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

EXECUTIVE OFFICERS

The names and ages of the executive officers as of February 26, 2010, together with certain biographical information, are as follows:

Name	Age	Position
Frédéric P. Villoutreix	45	Chairman of the Board and Chief Executive Officer
Otto R. Herbst	50	Chief Operating Officer
Michel Fievez	52	President — European Operations
Wilfred A. Martinez	56	President — the Americas
Peter J. Thompson	47	Executive Vice President, Finance and Strategic Planning
Mark A. Spears	47	Controller

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

Otto R. Herbst has served as Chief Operating Officer since January 2009. Previously, Mr. Herbst was President of the Americas beginning in August 2006 with responsibility for the U.S. and Brazilian business units. Mr. Herbst served as our President — Brazilian Operations from April 1999 to July 2006. Prior to April 1999, he served as General Manager for New Business and Services from 1997 through March 1999 for Interprint, a manufacturer of security documents, telephone cards and business forms. From 1990 through 1997, Mr. Herbst served as Director of Agaprint, a manufacturer of packaging materials, business forms, commercial printing papers, personalized documents and envelopes.

Michel Fievez has served as our President — European Operations since June 2007. From 2003 to May 2007, Mr. Fievez served as General Manager One Side Coated Papers and then Vice President and General Manager Packaging, Metalizing and Office and Graphic with Ahlstrom Corporation. From 1998 to 2003, he held key manufacturing positions, including Managing Director, with Chesapeake Display and Packaging in Europe, and from 1994 to 1998, held the position of Vice President Manufacturing and Technology with Mead Packaging Europe.

Wilfred A. Martinez has served as President of the Americas since on January 1, 2009. Mr. Martinez previously served as Corporate Executive Vice President and Strategy Officer, President, International Division and Senior Vice President, Worldwide Operations from 1996 to 2008 with Laticrete International, Inc., a world leader of tile and stone installation systems. From 1995 to 1996, he was General Manager, Monolithic Refractories, for Harbison-Walker Refractories, Inc., a leading global manufacturer of high temperature refractory products, and from 1979 to 1995 he served as Vice-President, International Operations, Vice-President,

Technology and Director, Research and Development for Minteq International, Inc., a technology based multi-national sales and manufacturing refractory company.

Peter J. Thompson became Executive Vice President, Finance and Strategic Planning on January 21, 2009. He served as Vice-President — Strategic Planning since August 2008. From August 2006 to August 2008, Mr. Thompson was our Chief Financial Officer and Treasurer. Mr. Thompson served as our President — U.S. Operations from 1998 to July 2006. During 1998, Mr. Thompson was Director — Sales and Marketing for the U.S. Operations. Mr. Thompson joined us in 1997 as a Marketing Manager in the U.S. Operations. Prior to joining us, he was employed by Tape, Inc. from 1995 to 1997, where he held several senior management positions in marketing, sales and finance. Mr. Thompson was employed by Kimberly-Clark from 1984 to 1995 in a variety of financial positions.

Mark A. Spears has served as our Controller since March 2008. Mr. Spears joined the Company in 1995 as Corporate Reporting Manager and subsequently served in progressive roles in the Controller department including Director of Corporate Reporting and Assistant Controller. Prior to joining Schweitzer-Mauduit, Mr. Spears was an audit manager with Coopers and Lybrand LLP (now PricewaterhouseCoopers) from 1984 to 1995.

Item 1A. Risk Factors

Factors That May Affect Future Results

Many factors outside of our control could impact future financial results. While not an exhaustive list, the following important factors could cause our actual results for 2010 and beyond to differ materially from those expressed in any forward-looking statements we have made.

Our business can be impacted by governmental actions relating to tobacco products.

In 2009, more than 90% of our net sales were from products used by the tobacco industry in making cigarettes or other tobacco products. Governments around the world, particularly in the United States and western Europe, increasingly are regulating the advertising, promotion, sale and use of tobacco products as a result of reports and speculation with respect to the possible harmful physical effects of cigarette smoking, second-hand smoke and use of tobacco products. In addition, tobacco products are heavily taxed in many jurisdictions, and U.S. healthcare legislation — the U.S. State Children’s Health Insurance Program, known as SCHIP legislation — passed into law in January 2009 significantly raised federal excise taxes on all tobacco products. Cigarette consumption in the United States and western Europe has declined, in part due to these actions, which, in turn, have decreased demand for our products in these regions. In addition, litigation is pending against the major manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation may have on the tobacco industry or its demand for our products, but in the past, increases in taxes and litigation have adversely affected demand. Legislation also was recently adopted in the U.S. that expands the regulatory jurisdiction of the Federal Food and Drug Administration to include tobacco products, and product component disclosure regulations, commonly known as REACH, are being implemented in the European Union. The impact of these legislative initiatives on the production and sale of our and our customers’ products is not presently known.

Our technological advantages are unlikely to continue indefinitely.

We consider our intellectual property and patents to be a material asset. We have been at the forefront of developing new products and technology within our industry and have patented several of our innovations, particularly with regard to cigarette paper used to produce lower ignition propensity (“LIP”) cigarettes. This has enabled us to sell more products, and to sell products at higher margins, than we otherwise would have been able to sell. Presently, we are seeing evidence of increasing efforts and activity by our competitors to develop and sell competitive products. Over time, we expect our competitors to develop competitive products or to license our innovations. Ultimately, our patents will expire. As we expand our production of LIP papers and RTL to more locations and countries, the risk of the loss of proprietary trade secrets will increase, and any significant loss would result in the loss of the competitive advantages provided by such trade secrets. While we cannot predict the impact of these trends and eventualities, they likely will be to reduce our sales and margins from the levels that we otherwise would have achieved.

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

Oppositions were filed in December 2009 with the European Patent Office (EPO) contesting the grant by the EPO to the Company of patent number EP-1482815. The Company believes that the EPO properly granted the patent and it intends to respond to the opposition arguments. However, the final resolution of the oppositions could result in the invalidation of the patent or a further limitation of the scope of the patent claims which could affect the competitive value of the patent. The outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution.

Further, the Company filed an infringement action on February 8, 2010 in the United States District Court for South Carolina, Charleston Division, against multiple defendants alleging infringement of the Company’s United States Patent Number 6,725,867. Adversarial proceedings present uncertainties and risks, which could include invalidation of the patent in dispute, a change in the scope of the patent claims, or an adverse determination on the question of infringement, among others. The outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution.

Our financial performance can be significantly impacted by the cost of raw materials and energy.

Raw materials are a significant component of the cost of the paper that we manufacture. The cost of wood pulp, which is the largest component of the raw materials that we use, is highly cyclical and can be more volatile than general consumer or producer inflationary changes in the general economy. For instance, during the period from January 2007 through December 2009, the U.S. list price of northern bleached softwood kraft pulp, or NBSK, a representative pulp grade that we use, ranged from a low of $635 per metric ton in April 2009 to a high of $885 per metric ton in August 2008. We periodically enter into agreements with customers under which we agree to supply products at fixed prices. As a consequence, unanticipated increases in the costs of raw materials can significantly impact our financial performance. Even where we do not have fixed-price agreements, we generally cannot pass through increases in raw material costs in a timely manner and in many instances are not able to pass through the entire increase to our customers.

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
•	We are exposed to changes in foreign currency exchange rates. We utilize a variety of practices to manage this risk, including operating and financing activities and, where considered appropriate, derivative instruments. All derivative instruments we use are either exchange traded or entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. However, as recent conditions in the financial markets have demonstrated, counterparty risk cannot be eliminated and there can be no assurance that our efforts will be successful.
•	Changes in foreign currency exchange rates also impact the amount reported in other income (expense), net. For instance, when a non-local currency receivable or payable is not settled in the period in which it is incurred, we are required to record a gain or loss, as applicable, to reflect the impact of any change in the exchange rate as of the end of the period. We also have to reflect the translation rate impact on the carrying value of our foreign assets and liabilities as of the end of each period, which is recorded as Unrealized Translation Adjustment in Other Comprehensive Income.
•	We are exposed to global as well as regional macroeconomic and microeconomic factors, which can affect demand and pricing for our products; unsettled political and economic conditions; expropriation; import and export tariffs; regulatory controls and restrictions; and inflationary and deflationary economies.
•	We participate in a joint venture in China that sells our products primarily to Chinese tobacco companies and expect to build a new reconstituted tobacco mill in China. Operations in China entail a number of risks including the need to obtain operating and other permits from the government and to operate within an evolving legal and economic system.

The recoverability of deferred tax assets and business tax credits is uncertain

Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account projections of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimate of recoverable net deferred taxes inaccurate. A change in the assumptions, judgments and estimates could cause our actual income tax obligations to be different from our estimates and could materially impact our financial position and results of operations.

Our ability to recover certain business tax credits depends on the amount of taxable transactions we have in certain jurisdictions. In Brazil, we are currently generating more value-added tax credits than we utilize. As of December, 31, 2009, these credits totaled $10.1 million. We are applying for a special government action in the state of Rio de Janeiro to enable more rapid utilization of these credits. We expect approval and, if successful, this and other actions should allow our Brazilian operation to utilize more credits than it generates on an annual basis. These credits do not expire; however, if the special action is not obtained, we may record an allowance for substantially all of the current balance. For more information, see Note 8. Other Assets, of the Notes to the Consolidated Financial Statements.

We are dependent upon the availability of credit, and changes in interest rates can impact our business.

We supplement operating cash flow with bank borrowings under a credit agreement with a syndicate of banks that expires in July 2012. To date, we have been able to access credit when needed and on commercially reasonable terms. However, deterioration of credit markets could have an adverse impact on our ability to negotiate new credit facilities. Constraints on the availability of credit, or the unavailability of credit at reasonable interest rates, would negatively impact our business.

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

We have a combination of variable and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable rate long-term debt when we believe that it is practical to do so. We utilize various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements, generally with contractual terms no longer than 24 months. There can be no certainty that our hedging activities will be successful or fully protect us from interest rate exposure.

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

Our three largest competitors are Delfort Group AG, Julius Glatz GmbH and Miquel y Costas. All three primarily operate from modern and cost-effective mills in western Europe and are capable and long-standing suppliers to the tobacco industry. Further, two, Delfort and Glatz, are privately held and the third, Miquel y Costas, is a closely held public Company. Thus their financial results and other business developments and strategies are not disclosed to the same extent as ours, which provides them some advantage in dealing with customers. Given our mutual concentration in western Europe, which is a declining market and has labor laws that make reducing capacity expensive and slow, excess capacity exists and therefore price competition is acute. All three have good relationships with the multinational cigarette companies, as does the Company. The multinational cigarette companies have been known to use these close relationships to support development of competitive products and facilities, especially when confronted with high value new technologies such as porous plug wrap in the past and potentially LIP today. As a result of the foregoing, the Company primarily faces selling price, sales volume and new product risks from its existing competitors. Currently, fine papers used to produce cigarettes are not exported from available capacity in China to western multinational cigarette companies due to government monopoly control over these producers. Should conditions change in this regard, capacity that currently is operating in China would present a risk to our competitive position in the developed world. In the RTL market, demand is a function of smoke delivery regulations, the cigarette manufacturer’s desire for a uniform and consistent product and the cost of recycling the tobacco by-product scraps relative to the cost of virgin tobacco products. The enhanced capabilities provided by RTL in the area of product design and regulatory compliance are becoming more important to the end-user.

We are dependent upon a small number of customers for a significant portion of our sales. The loss of one or more of these customers could have a materially adverse effect on our business.

Four customers accounted for over 56% of our net sales in 2009. The loss of one or more of these customers, or a significant reduction in their purchases, could have a material adverse effect on our results of operations and financial results. In addition, significant consolidation has occurred among our customers, thereby increasing our dependence upon a fewer number of customers and increasing the negotiating leverage of the customers that survive. Adverse results in the negotiation of any of our significant customer contracts, the terms of which are typically negotiated every one to three years, could significantly impact our financial performance. We are presently the sole supplier of on-line banded cigarette papers for use in LIP cigarettes to Philip Morris-USA for its U.S. requirements under a long-term supply agreement for which Philip Morris-USA is obligated to purchase 100% of its requirements for its proprietary on-line banded cigarette papers for a minimum period of 7 years, and the Company is obligated to supply such product for a minimum of 12 years which began June 1, 2007. This supply agreement is a cost plus arrangement, and Philip

Morris-USA has advised us that it disagrees with the manner in which we have determined one aspect of the cost of this product as invoiced in the second, third and fourth quarters of 2009. Philip Morris-USA has exercised its contract right to have an independent party audit our cost calculation. We have provided Philip Morris-USA with the support for our calculation and confirmed that the calculation was made consistent with methodology applied over the life of the supply agreement and in accordance with the terms of the supply agreement. We anticipate that this matter could result in litigation between Philip Morris-USA and us. As of December 31, 2009, the amount disputed was approximately $9 million.

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

We regularly are involved in legal actions and other claims arising in the ordinary course of business. Although we do not believe that any of the currently pending actions or claims will have a materially adverse impact on our business or financial condition, we cannot provide any assurances in this regard. Information concerning some of the actions that currently are pending is contained in Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements and in Part I, Item 3, “Legal Proceedings”.

Our expansion plans entail different and additional risks relative to the rest of our business.

We intend to build a new reconstituted tobacco mill in the Philippines that would be owned and operated by one of our wholly-owned subsidiaries and to construct a new reconstituted tobacco mill in China through a joint venture in which one of our subsidiaries would have a 50% ownership interest. Building a new mill is a major construction project and entails a number of risks, ranging from the possibility that the contractors and sub-contractors who are expected to build the facility and supply the necessary equipment do not perform as expected, to the possibility that there will be cost overruns or that design defects or omissions cause the mill to perform at less than projected efficiency or at less than projected capacity. In addition, commencement of production at a new mill is time consuming and requires customer testing and acceptance of the products that are produced. Also, while we anticipate sufficient demand for the mill’s output, there can be no assurances that the expected demand will materialize. For more information on our expansion plans, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Restructuring activities can significantly impact our business.

We began significant restructuring activities in 2006 and 2007 in France and the United States and during 2007 in Brazil that have become part of an overall effort to improve an imbalance between demand for our products and our paper production capacity as well as improve our profitability and the quality of our products. Restructuring of our existing operations involves issues that are complex, time-consuming and expensive and could significantly disrupt our business. The challenges involved in executing these restructuring plans include:

•	demonstrating to customers that the restructuring activities will not result in adverse changes in service standards or business focus;
•	consolidating administrative infrastructure and manufacturing operations while maintaining adequate controls throughout the execution of the restructuring;
•	preserving distribution, sales and other important relationships and resolving potential conflicts that may arise;
•	minimizing the diversion of management attention from ongoing business activities;
•	maintaining employee morale and retaining key employees while implementing restructuring programs that often include reductions in the workforce;
•	coordinating and combining operations, which may be subject to additional constraints imposed by collective bargaining agreements and local laws and regulations; and
•	achieving the anticipated levels of cost savings and efficiency as a result of the restructuring activities.

In the aggregate, we have incurred $117.4 million in restructuring and related impairment expenses from 2006 through December 31, 2009, including $67.0 million in cash-related expenses. As a result of actions taken as of December 31, 2009, we expect future payments of approximately $44 million in cash-related restructuring costs through 2011, of which approximately $11 million of additional cash-related restructuring expense will be recorded over the remaining service period of the affected employees.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2009, we operated 10 production facilities (which include 4 fiber pulping operations) on 4 continents.

We have approximately 153,000 metric tons of annual paper production capacity and approximately 82,000 metric tons of annual reconstituted tobacco products production capacity, dependent upon the production mix. Capacity utilization decreased in 2009 to 82% for paper products and 98% for reconstituted tobacco products compared with 88% and 100%, respectively, in 2008. We also operate flax fiber processing operations in France and Canada. We own each of these facilities and the associated operating equipment except for a flax tow storage facility in Winkler, Manitoba, which is leased.

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

We consider all of our facilities to be well-maintained, suitable for conducting our operations and business, and adequately insured.

The following are locations of our principal production facilities, all of which are owned as of December 31, 2009:

French Segment	U.S. Segment	Brazil Segment
Production Locations	Production Locations	Production Locations
Papeteries de Mauduit Mill	Spotswood Mill	Pirahy Mill
Quimperlé, France	Spotswood, New Jersey	Piraí, Brazil
Papeteries de Saint-Girons Mill	Ancram Mill
Saint-Girons, France	Ancram, New York
LTR Industries Mill	Newberry Operation
Spay, France	Newberry, South Carolina
PDM Philippines Industries	Fiber Operation
San Pedro, Philippines	Manitoba, Canada
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

Presently, part of the Assessment, for which we have received favorable lower court rulings, is pending on appeal before the Federal Supreme Court under case number A1588187 and another part of the Assessment, for which we have primarily received unfavorable lower court rulings, is pending on appeal before the Third Vice Presidency under case no. 2005.134.05319. In January 2010, the State of Rio de Janeiro attempted to execute a tax foreclosure to collect Assessment 2. The Company responded by filing two actions, one in the court of the State of Rio de Janeiro to stay the tax foreclosure, which would include a pledge of SWM-B assets to secure the stay of execution. We are awaiting the Court’s action on this petition. A second action for a writ of prevention was filed with the Supreme Court of Brazil. If granted, this action would prevent the State of Rio de Janeiro from pursuing the tax foreclosure pending final outcome of the appeals and would result in the release of any collateral pledged to secure the state court stay of execution.

SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, since the final resolution involves presentation of the matter to the Supreme Court of Brazil, it is not likely to be finally resolved in the near future. Based on the foreign currency exchange rate at December 31, 2009, the Assessment totaled approximately $30 million, of which approximately $14 million is covered by the above-discussed indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

In February 2004, SWM-B filed suit against the State of Rio de Janeiro in the 11th Court of Public sitting in Rio de Janeiro, case number 2004.001.022063-6, to recover ICMS credits previously reversed in 2000 following receipt of the Assessment. After the Assessment was filed against us, SWM-B changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of having received favorable lower court rulings to the Assessment, SWM-B petitioned the court for permission to offset overpaid ICMS taxes against current tax liabilities. The amount of the claim totals approximately $2 million, based on the foreign currency exchange rate at December 31, 2009. In August 2006, SWM-B filed an interlocutory appeal, which has not yet been ruled upon. As of December 31, 2009, no asset has been recorded for this potential recovery.

Imposto sobre Produtos Industrializados, or IPI, a form of federal value-added tax in Brazil. Schweitzer-Mauduit do Brasil v. Federal Union, Federal Regional Tribunal sitting in Rio de Janeiro, case number 2004.51.04.000502-4 (March 5, 2004).

SWM-B instituted action in March 2004 to recover credits on past and future purchases of raw materials that are exempt from IPI taxes or that carry an IPI tax rate of zero, for which a favorable ruling was received at the first court level. The recovery would be in the form of presumed credits that could be applied to offset other IPI tax liabilities. The action for recovery is based on the principle in Brazilian law of non-cumulative taxes. The potential recovery of IPI credits, depending upon several contested factors, could be in the range of $10 to $20 million, which amounts we consider a gain contingency and have not recorded in the Company’s consolidated financial statements. During 2007, we received an unfavorable ruling on appeal in the Second Degree and we have appealed that ruling to the Supreme Court of Justice where the matter is still pending. The final resolution of this matter will likely entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be resolved for several years.

Indemnification Matters

In connection with our spin-off from Kimberly-Clark in 1995, we undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to us that were not identified as excluded liabilities in the related agreements. As of December 31, 2009, there are no material claims pending under this indemnification.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since November 30, 1995, our common stock, $0.10 par value, or Common Stock, has been listed on the New York Stock Exchange, trading under the symbol “SWM.” On February 26, 2010, our stock closed at $45.90 per share.

The table below presents the high and low prices of our Common Stock on the New York Stock Exchange — Composite Transactions reporting system for the periods indicated.

	High	Low
2010
First Quarter (through February 26, 2010)	$83.63	$42.39
2009
Fourth Quarter	$72.18	$49.08
Third Quarter	57.28	27.47
Second Quarter	27.99	18.07
First Quarter	23.22	12.65
2008
Fourth Quarter	$20.53	$13.08
Third Quarter	21.63	14.83
Second Quarter	24.50	16.22
First Quarter	26.55	21.81

Performance Graph

The following graph compares the total cumulative stockholder return on our Common Stock during the period from December 31, 2004 through December 31, 2009, with the comparable cumulative total returns of the Dow Jones Wilshire 5000 Index and a self-constructed peer group which reflects, but is not exactly comparable to, the Dow Jones Paper Products Index. We have selected the following companies as our peer group: Neenah Paper Inc., P.H. Glatfelter Co., Wausau-Mosinee Paper Corp., and Buckeye Technologies Inc.

The graph assumes that the value of the investments in the Common Stock and each index were $100 on December 31, 2004 and that all dividends were reinvested. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Holders

As of February 26, 2010, there were 2,913 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information, as of December 31, 2009, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in the first column)
Equity Compensation Plans approved by stockholders:
Equity Participation Plan(1)	260,773	$29.44	—
Outside Directors Stock Plan(2)	N/A	N/A	70,514
Restricted Stock Plan(3)	N/A	N/A	614,519
Total approved by stockholders	N/A	N/A	685,033
Equity Compensation Plans not approved by stockholders:	—	—	—
Grand Total	N/A	N/A	685,033

N/A — Not applicable.

(1)	The Equity Participation Plan is described in Note 15, Stockholders’ Equity, of the Notes to Consolidated Financial Statements appearing in Part II, Item 8 herein.
(2)	The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to our outside Directors for payment of their retainer fees quarterly in advance. Director’s retainer fees in 2009 were $11,750 quarterly which are payable in our Common Stock. The number of shares issued each quarter is determined based on the then fair market value of the shares, which is determined in accordance with the plan as closing price on the date one day prior to the date of distribution. Certain Directors have elected to defer receipt of quarterly retainer fees under the terms of our Deferred Compensation Plan for Non-Employee Directors, resulting in an accumulation of stock unit credits. The Director has the option, upon retirement or earlier termination from the Board of Directors, to have these stock unit credits distributed in the form of our Common Stock or cash. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as Common Stock, although declared dividends create additional stock unit credits. As of December 31, 2009, deferred retainer fees have resulted in 33,079 accumulated stock unit credits, excluding credited dividends (37,017 accumulated stock unit credits including credited dividends).
(3)	The Restricted Stock Plan is described in Note 15, Stockholders’ Equity, of the Notes to Consolidated Financial Statements appearing in Part II, Item 8 herein. Shares awarded under the terms of this plan are both subject to forfeiture and cannot be sold or otherwise transferred until fully vested or such restrictions are otherwise lifted. Such shares are deemed by us to be issued and outstanding and are subject to all other financial interests, including our declared dividends. As of December 31, 2009, 118,341 shares issued under this plan remained restricted.

Use of Proceeds from Registered Securities

On November 13, 2009, the Company issued 2,070,000 shares of common stock for $60 per share pursuant to registration statement No. 333-162991 on Form S-3ASR effective November 9, 2009, in an underwritten offering by Goldman Sachs & Co., SunTrust Robinson Humphrey, Oppenheimer & Co. and Davenport & Company. After incurring $6.5 million in underwriting discounts and $0.3 million in other offering expenses, the Company received $117.4 million in net offering proceeds which will be used for general corporate purposes including the construction of our RTL expansion projects in 2010. Through December 31, 2009, the Company used these proceeds for the following ($ in millions):

Repayment of debt obligations	$52.4
Temporary investments in short-term securities	46.2
Contribution to U.S. pension plan	15.0
Purchase of land for RTL Philippines	3.8
Total	$117.4

Recent Sales of Unregistered Securities

We had no unregistered sales of equity securities during the fiscal year ended December 31, 2009.

Repurchases of Equity Securities

The following table indicates the number of shares and amount of our Common Stock repurchased during 2009 and the remaining number of shares and amount of share repurchases currently authorized by our Board of Directors as of December 31, 2009:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased As Part of Publicly Announced Programs		Maximum Amount Of Shares that May Yet be Repurchased Under the Program
			(# shares)	($ in millions)	($ in millions)
First Quarter	56,953	$13.69	56,953	$0.8
Second Quarter	—	—	—	—
Third Quarter	—	—	—	—
October	—	—	—	—
November	—	—	—	—
December	—	—	—	—
Fourth Quarter	—	—	—	—
Full Year 2009	56,953	$13.69	56,953	$0.8	$19.2*

*	On December 4, 2008, our Board of Directors authorized the repurchase of shares of our Common Stock during the period January 1, 2009 to December 31, 2010 in an amount not to exceed $20.0 million.

The Company sometimes uses corporate 10b5-1 plans so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. Future Common Stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and the consolidated financial statements and related notes within this Annual Report on Form 10-K. All dollar amounts are in millions except per share amounts, statistical data and ratios.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Results of Operations
Net Sales	$740.4	$767.9	$714.8	$655.2	$669.8
Cost of products sold	559.2	664.7	606.7	571.1	572.5
Gross Profit	181.2	103.2	108.1	84.1	97.3
Nonmanufacturing expenses	78.0	64.2	66.2	57.7	58.0
Restructuring & impairment expense(1)	50.2	22.1	24.0	21.1	—
Operating Profit(1)	53.0	16.9	17.9	5.3	39.3
Net Income(1)	35.6	0.9	11.4	3.3	25.2
Net Income Attributable to Noncontrolling Interest(1)	—	0.2	8.0	4.1	5.8
Net Income (Loss) Attributable to SWM(1)	35.6	0.7	3.4	(0.8)	19.4
Net Income (Loss) Per Share:
Basic(1)	$2.27	$0.04	$0.22	$(0.05)	$1.28
Diluted(1)	$2.20	$0.04	$0.22	$(0.05)	$1.26
Cash Dividends Declared and Paid Per Share	$0.60	$0.60	$0.60	$0.60	$0.60
EBITDA (Earnings before interest, taxes, depreciation and amortization)(2)	$91.9	$51.1	$51.0	$36.9	$73.9
Adjusted EBITDA(2)	$142.1	$73.2	$75.0	$58.0	$73.9
Percent of Net Sales
Gross Profit	24.5%	13.4%	15.1%	12.8%	14.5%
Nonmanufacturing expenses	10.5%	8.4%	9.3%	8.8%	8.7%
Financial Position
Capital spending	$15.3	$35.3	$47.7	$9.6	$18.8
Depreciation	37.1	41.0	39.9	40.7	35.9
Total Assets	791.9	728.7	775.0	697.1	691.3
Total Debt	60.1	179.8	100.9	97.3	113.7
Total debt to capital ratio	11.1%	39.3%	21.5%	23.4%	27.1%

(1)	2009, 2008 and 2007 operating profit included $50.2 million, $22.1 million and $24.0 million, respectively, for pre-tax restructuring and impairment charges incurred in the United States, France and Brazil. These restructuring charges reduced 2009, 2008 and 2007 net income by $32.7 million, or $2.05 per diluted share, $14.5 million, or $0.93 per diluted share and $15.5 million, or $0.98 per diluted share, respectively.

(2)	Earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP financial measure that is calculated by adding interest expense, income tax provision, net income attributable to controlling interest, depreciation and amortization expense to net income (loss). Adjusted EBITDA is a non-GAAP financial measure that is calculated by adding restructuring and impairment expense to EBITDA. Reconciliations to net income for the years ended December 31 are as follows ($ in millions):

	2009	2008	2007	2006	2005
Net Income (Loss) Attributable to SWM	$35.6	$0.7	$3.4	$(0.8)	$19.4
Plus: Interest expense	4.8	10.5	5.9	5.5	6.2
Plus: Tax provision (benefit)	12.7	(1.9)	0.5	(4.2)	10.4
Plus: Depreciation and amortization	43.9	47.4	39.2	38.2	39.5
Less: Amortization of deferred revenue	(5.1)	(5.8)	(6.0)	(5.9)	(7.4)
Plus: Net income attributable to noncontrolling interest	—	0.2	8.0	4.1	5.8
EBITDA	$91.9	$51.1	$51.0	$36.9	$73.9
Restructuring and impairment expense	50.2	22.1	24.0	21.1	—
Adjusted EBITDA	$142.1	$73.2	$75.0	$58.0	$73.9

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

The Management’s Discussion and Analysis of Financial Condition and Results of Operation is designed to provide a reader of our financial statements with an understanding of our recent performance, our financial condition and our prospects. The following will be discussed and analyzed:

•	Chief Executive Officer’s Summary
•	Recent Developments
•	Critical Accounting Policies and Estimates
•	Recent Accounting Pronouncements
•	Results of Operations
•	Liquidity and Capital Resources
•	Other Factors Affecting Liquidity and Capital Resources
•	Outlook
•	Forward-Looking Statements

Chief Executive Officer’s Summary

2009 Financial Results

Net income in 2009 reached $35.6 million on net sales of $740.4 million.

In the worst economic environment in decades, 2009 sales were essentially flat compared to prior year, excluding the Malaucène operations which closed in the fourth quarter. For the first time, over half of our sales came from highly differentiated products, driven by the impressive growth in Low Ignition Propensity (LIP) and Reconstituted Tobacco Leaf (RTL) products. We aspire to be the undisputed leader in engineered solutions to the tobacco industry. The 2009 growth in these high-value products will help us achieve this goal.

Compared with the prior year, total sales volumes declined by 6.3% excluding the 3.6% transferred to our Chinese joint venture, China Tobacco Mauduit, or CTM. The decline is primarily attributable to lower volumes of traditional cigarette papers in the United States and Europe. We expect volume declines in the Western world to moderate and revert back to historical trends given large tax increases in 2009. We see emerging market recovery offering attractive growth opportunities for SWM Asian operations.

In 2009, we earned diluted earnings per share of $2.20. Excluding restructuring and impairment charges (see Item 6. Selected Financial Data, for a reconciliation of this non-GAAP measure), we reported earnings per share at $4.25, well ahead of the $0.97 earned in 2008. The 2009 earnings include an after-tax $0.41 loss related to the closure of the Malaucène facility.

Our Company generated $63.4 million in operating cash flow during 2009. Combined with the $117.4 million proceeds of an equity offering in November 2009, this allowed us to reduce net debt to $3.2 million at year-end and prepare for capital investments in Asia.

Recent Developments

We believe our strong world-wide market position and regulatory trends requiring more sophisticated cigarettes in design and performance will bring great benefits to Schweitzer-Mauduit.

Several key projects and developments progressed in 2009:

•	Our paper joint venture, CTM, made enormous strides in the second half of 2009 by selling out its cigarette paper production capacity. In 2010, CTM plans to strengthen further its premium cigarette market position as the local industry increases its focus on smoke delivery reductions;
•	Our plans to construct a wholly-owned Greenfield RTL production facility in the Philippines are under way. We expect the facility to commence operations in late 2011. We believe the $117 million investment will significantly strengthen our leadership position in this key product segment while expanding our presence in emerging markets with strong growth prospects.
•	We continue to work towards establishing an RTL joint venture in China and remain optimistic that we will reach an agreement during the first half of 2010;
•	We are expanding our LIP franchise, first in North America and Australia, and then in Europe over the next two years prior to the effective date of EU legislation. We will continue to strengthen our market positions in premium applications which should drive earnings growth in the years ahead.

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

We record and maintain income tax valuation allowances to reduce deferred tax assets to an amount we estimate will be realizable more likely than not. We have available net operating loss carryforwards, or NOLs, alternative minimum tax credit carryforwards and other various tax credits in the jurisdictions in which we operate, for which we have recorded deferred tax assets totaling $71.6 million as of December 31, 2009. Certain of these potential future benefits are not expected to be utilized prior to their expiration. As a result, at December 31, 2009, we have $5.3 million of valuation allowances against certain of the deferred tax assets, as follows ($ in millions):

	Total Asset	Valuation Allowance	Net Asset
Net operating loss carryforwards	$65.5	$(4.3)	$61.2
Foreign tax credit, federal research and U.S. states tax credit carryforwards	4.3	(1.0)	3.3
Federal AMT credit carryforwards	1.8	—	1.8
	$71.6	$(5.3)	$66.3

Expiration periods vary for our NOLs depending on the tax laws governing the jurisdiction where the NOL was generated. Under current tax laws, remaining NOLs in France and Brazil carry forward indefinitely, and NOLs in the Philippines and Spain expire in 3 years and 15 years, respectively, subsequent to the year generated. Valuation allowances related to NOLs in Spain totaled $4.3 million as of December 31, 2009, fully reserving the related deferred tax asset in Spain, since we believe that it is reasonably likely that we will not generate taxable income in Spain prior to the expiration of these NOLs, as SM-Spain only functions as our primary foreign investment holding company. The remaining NOLs at December 31, 2009, in Spain will fully expire in 2023 if not utilized against taxable income in Spain. We expect sufficient future taxable income in the Philippines to fully utilize the Philippine NOL carryforward deferred tax asset of $0.4 million and have not recorded a related valuation allowance as of December 31, 2009. We also expect sufficient future taxable income in France and Brazil to fully utilize the respective French and Brazilian NOL carryforward deferred tax assets of $48.3 million and $12.5 million, respectively, and plan to utilize available tax planning strategies. However, operating losses have been incurred in recent periods in Brazil and France as a result of lower operating earnings together with substantial restructuring expenses incurred. The Company’s assumptions, judgments and estimates relative to the valuation of these net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount and category of future taxable income and tax planning strategies. Actual future operating results and the underlying amount and category of income in future periods could differ from the Company’s current assumptions, judgments and estimates. Although realization is not assured, the Company believes it is more likely than not that these net deferred tax assets at December 31, 2009, will be realized. The operating losses in Brazil and the Company’s paper operations in France could result in recording a valuation allowance in a future period which could be material to our results of operations in the period that such valuation allowance was recorded. If at a future date the Company determines that the weight of the positive evidence is not sufficient to overcome the negative evidence, a valuation allowance against these deferred tax assets to reduce the net deferred tax asset to an amount we believe will more likely than not be realizable would be recorded in the period such determination is made.

We receive credits in our U.S. federal income tax return for income taxes paid in foreign jurisdictions. Income from foreign sources, including dividend income from foreign subsidiaries, is included in taxable income of the U.S. parent. In some cases, the amount of credits realized in the tax return is more or less than the tax owed on the foreign source income. When the amount of credits exceeds the amount of taxes owed on that foreign source income, foreign tax credit carryforwards are generated. When the credits are less than the tax owed, unexpired credit carryforwards from prior years can be utilized in certain circumstances. These circumstances are dependent upon both foreign source and domestic taxable income. At December 31, 2009, we expect to fully utilize current year foreign tax credits generated and all unexpired credit carryforwards from prior years. Depending on the U.S. business unit’s profitability, we may implement certain income tax elections to accelerate taxable income or to delay deductions in order to maintain positive domestic taxable income or to minimize a domestic taxable loss (e.g., our election for U.S. income tax purposes to capitalize research costs in the year incurred and amortize over a 10 year life, as opposed to taking the income tax deduction in the year incurred). However, many such actions cannot be repeated in future years and certain of those elections may make it more difficult to have positive domestic taxable income in future periods. The profitability of our U.S. business operations must be maintained to provide us an opportunity to utilize any foreign tax credit carryforwards in the future in a manner that will be beneficial to our financial results. Under current tax law, the carryforward period of foreign tax credits is 10 years. Based on the 10 year carryforward period, together with the current and forecasted profitability of our U.S. business operations and the requirements of the foreign source income and credit calculations, we would evaluate whether it is more likely than not that we could fully utilize any foreign tax credit carryforwards in a beneficial manner prior to their expiration and reduce a net deferred tax asset to an estimated realizable amount. We regularly update our estimates of domestic taxable income in order to evaluate whether the facts and circumstances have changed such that we must change our expected utilization of foreign tax credits and valuation allowances on these deferred tax assets.

Our carryforwards of federal research credits and U.S. state tax credits require applicable taxable income in the respective tax returns in order to be utilized prior to their expirations. We expect to fully utilize our federal research credits, which have a 20 year carryforward period, prior to their expiration. However, we do not currently expect sufficient future taxable income in our U.S. state income tax returns to utilize all of our state tax credits prior to their expiration. In Massachusetts, where we have substantially completed plant shut-down activities, New York and New Jersey, the carryforward periods are 15, 15 and 7 years, respectively, and credit utilization is limited to 50% of the income tax liability. At December 31, 2009, we have $1.0 million of valuation allowances reducing these deferred tax assets to our estimated realizable amounts. We regularly update these estimates in order to evaluate whether the facts and circumstances have changed such that we must change our valuation allowances on these deferred tax assets.

Since federal alternative minimum tax, or AMT, credit carryforwards have no expiration under current tax laws, we believe it is more likely than not that we will realize the full benefit of these credits in future years as profitability improves in our U.S. operations in future years. Thus, we do not believe any valuation allowance against these deferred tax assets is appropriate as of December 31, 2009.

While we believe it is more likely than not that we will be able to realize the $66.3 million of estimated net deferred income tax benefits, it is possible that the facts and circumstances on which our estimates and judgments are based could change, which could result in additional income tax expense in the future to increase the associated valuation allowances. Our estimates of future profitability could change from our current estimates based on business results or actions taken by us which effect taxable income. While we currently do not believe it likely that a material change will occur, changes in these factors could result in an adjustment of our valuation allowances in future periods. We continue to evaluate methods to utilize those assets that are reserved. Therefore, it is also possible that changes in the facts and circumstances on which our estimates and judgments are based could benefit us in the future.

At December 31, 2008 and December 31, 2009 we had no significant unrecognized tax benefits related to income taxes at January 1, 2008, December 31, 2008 and December 31, 2009. Changes in tax laws or interpretations of tax laws, as well as outcomes of current and future audits conducted by foreign and domestic tax authorities, could materially impact the amounts provided for income taxes in our consolidated financial statements.

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

For further information, please see “Litigation” in Part I, Item 3, “Legal Proceedings” and Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Property, Plant and Equipment Valuation

Paper manufacturing, which is our primary manufacturing process, is a capital intensive process. As a result, we make substantial investments in property, plant and equipment which are recorded at cost. Net property, plant and equipment comprised 51% of our total assets as of December 31, 2009. Property, plant and equipment is depreciated on the straight-line method over the estimated useful lives of the assets. Paper machines and related equipment are not subject to substantial technological changes rendering them obsolete and are generally depreciated over estimated useful lives of 20 years. In the United States, banded cigarette paper production assets at the Spotswood Mill are generally depreciated over estimated useful lives of 10 years. When indications of impairment exist, we assess the likelihood of recovering the cost of long-lived assets based on our expectation of future profitability and undiscounted cash flow of the related operations. These factors, along with management’s plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Changes in management’s estimates and plans could significantly impact our results of operations, financial position or cash flows.

As a result of excess capacity in the tobacco-related papers industry and increased purchased material and operating costs experienced in the last several years, competitive selling prices for certain of our products are not sufficient to cover our costs with a reasonable margin. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment of certain equipment. We initiated restructuring activities during 2006 in France and the United States and during 2007 in Brazil to improve our competitiveness and profitability. In 2009, the restructuring plan related to our Spotswood mill resulted in $8.9 million in asset impairment charges. Restructuring activities at the Lee Mills facility resulted in $0.5 million and $11.3 million of asset impairment charges and accelerated depreciation in 2008 and 2007, respectively. In 2008 and 2007 in France, we incurred capital expenditures of approximately $26 million to improve the cost competitiveness in our paper operations and quality of our products manufactured at PdM. The shutdown of certain older equipment at PdM and PdMal resulted in accelerated depreciation of $2.9 million, $1.5 million and $2.1 million in 2009, 2008 and 2007, respectively.

Certain of our Spotswood Mill’s banded cigarette paper production assets remain underutilized and likely would otherwise be shut down except that we have a contractual commitment to stand ready to produce commercial quantities of banded cigarette paper for our customer. Also, we have $13.2 million of unamortized deferred revenue as of December 31, 2009, which is being amortized to revenue as product is being purchased by that customer through 2011. Further, certain of the infrastructure improvements and other assets installed to be able to produce commercial quantities of banded cigarette paper would still be used by a scaled down operation even if we stopped manufacture of that product. As of December 31, 2009, the net book value of Spotswood Mill property, plant and equipment was $49.8 million, of which $5.7 million related to 10-year-life banded cigarette paper specific assets and $6.5 million related to 3 paper machines capable of producing banded cigarette paper, but not currently in operation.

Management continues to evaluate how to operate our production facilities more effectively with reduced tobacco-related papers volumes. Further restructuring actions are possible that might require additional write-offs or accelerated depreciation of some equipment.

Recent Accounting Pronouncements

For a discussion regarding recent accounting pronouncements, see “Recent Accounting Pronouncements” included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

Results of Operations

	For the Years Ended December 31,
	2009	2008	2007
	($ in millions, except per share amounts)
Net Sales	$740.4	$767.9	$714.8
Cost of products sold	559.2	664.7	606.7
Gross Profit	181.2	103.2	108.1
Selling expense	21.1	23.1	22.8
Research expense	8.1	8.3	8.0
General expense	48.8	32.8	35.4
Total nonmanufacturing expenses	78.0	64.2	66.2
Restructuring and impairment expense	50.2	22.1	24.0
Operating Profit	53.0	16.9	17.9
Interest expense	4.8	10.5	5.9
Other expense, net	1.0	3.4	0.1
Income Before Income Taxes and Loss from Equity Affiliates	47.2	3.0	11.9
Provision (benefit) for income taxes	12.7	(1.9)	0.5
Income (Loss) from equity affiliates	1.1	(4.0)	—
Net Income	35.6	0.9	11.4
Less: Net income attributable to noncontrolling interest	—	0.2	8.0
Net Income Attributable to SWM	$35.6	$0.7	$3.4
Net Income Per Share:
Basic	$2.27	$0.04	$0.22
Diluted	$2.20	$0.04	$0.22

Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

Net Sales

	2009	2008	Percent Change	Consolidated Sales Volume Change
	($ in millions)
France	$455.7	$495.4	(8.0)%	(2.4)%
United States	250.9	226.7	10.7	(44.0)
Brazil	76.3	70.5	8.2	(10.3)
Subtotal	782.9	792.6
Intersegment	(42.5)	(24.7)
Total	$740.4	$767.9	(3.6)%	(9.6)%

Net sales were $740.4 million, a 3.6% decrease compared with $767.9 million in 2008. The decrease of $27.5 million consisted of the following ($ in millions):

	Amount	Percent
Changes in product mix and selling price	$74.6	9.7%
Changes in sales volumes	(54.7)	(7.1)
Changes in currency exchange rates	(28.2)	(3.7)
Changes due to Malaucène closure	(19.2)	(2.5)
Total	$(27.5)	(3.6)%
•	Change in product sales mix consisting of more high-value products such as LIP papers in the United States and RTL products in France and higher average selling prices in 2009 had a favorable $74.6 million, or 9.7%, impact on the net sales comparison.

•	Changes in unit sales volumes in 2009 versus 2008 resulted in an unfavorable effect on net sales of $54.7 million, or 7.1%. Intercompany transactions increased during 2009 as a result of a change in product sourcing. For segment volume reporting, the manufacturing segment receives credit for the volume.
•	Sales volumes in the United States, net of intercompany eliminations, decreased by 44.0%, primarily reflecting a change to source certain products from SWM’s Brazilian and French locations, as well as reduced sales of certain tobacco-related products caused by lower market demand.
•	The Brazil segment’s sales volumes decreased by 10.3%, primarily due to our 2008 mid-year exit of the coated papers business.
•	Sales volumes in the French segment decreased by 2.4%, primarily due to decreased sales of tobacco-related papers sales volumes partially offset by a 4.8% growth in RTL sales volumes.
•	Changes in currency exchange rates in 2009 had an unfavorable impact on net sales of $28.2 million, or 3.7%, and primarily reflected the impact of a weaker euro compared with the U.S. dollar. On average in 2009, the euro was 5.2% weaker and the Brazilian real was 8.4% stronger against the U.S. dollar.

The French segment 2009 net sales of $455.7 million decreased by $39.7 million, or 8.0%, versus $495.4 million in 2008. The decrease in net sales was primarily the result of a weaker euro, the closure of finished tipping mill in Malaucène, France and lower sales volumes, partially offset by an improved mix of products sold.

The U.S. segment 2009 net sales of $250.9 million increased by $24.2 million, or 10.7%, compared with $226.7 million in 2008. The effect of higher average selling prices, primarily due to an improved mix of products sold, was partially offset by sales volumes.

The Brazil segment 2009 net sales of $76.3 million increased by $5.8 million, or 8.2%, from $70.5 million for the prior-year period. The increase was due to higher average selling prices that primarily resulted from an improved mix of products sold, partially offset by lower sales volumes.

Operating Expenses

	2009	2008	Change	Percent Change	Percent of Net Sales
					2009	2008
	($ in millions)
Net Sales	$740.4	$767.9	$27.5	(3.6)%
Cost of products sold	559.2	664.7	105.5	(15.9)	75.5%	86.6%
Gross Profit	$181.2	$103.2	$78.0	75.6%	24.5%	13.4%

Gross profit in 2009 was $181.2 million, an increase of $78.0 million, or 75.6%, from $103.2 million for 2008. The gross profit margin in 2009 was 24.5% of net sales, increasing from 13.4% in 2008. Gross profit was favorably impacted by $67.2 million from higher average selling prices due to an improved mix of products sold, $28.6 million due to cost savings programs, and $7.2 million in inflationary cost decreases, primarily from lower per ton wood pulp costs. The average per ton list price of northern bleached softwood kraft pulp in the United States was $720 in 2009 compared with $860 per metric ton in 2008. These favorable impacts were partially offset by $8.6 million in other cost of sales and effects of lower volumes of $9.5 million.

As a result of closing the finished tipping paper facility in Malaucène, France, the Company incurred higher operating losses in 2009 than 2008 due to lost sales volumes. The Malaucène mill recorded operating losses during 2009 of $36.2 million compared to $23.0 million during 2008, including $26.3 million and $15.6 million in restructuring and impairment expenses in 2009 and 2008, respectively.

Nonmanufacturing Expenses

	2009	2008	Change	Percent Change	Percent of Net Sales
					2009	2008
	($ in millions)
Selling expense	$21.1	$23.1	$(2.0)	(8.7)%	2.8%	3.0%
Research expense	8.1	8.3	(0.2)	(2.4)	1.1	1.1
General expense	48.8	32.8	16.0	48.8	6.6	4.3
Nonmanufacturing expenses	$78.0	$64.2	$13.8	21.5%	10.5%	8.4%

Nonmanufacturing expenses in 2009 increased by $13.8 million, or 21.5%, to $78.0 million from $64.2 million in 2008, primarily due to higher accruals for incentive expenses. Nonmanufacturing expenses were 10.5% and 8.4% of net sales in 2009 and 2008, respectively.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $50.2 million in 2009, including $36.7 million for employee severance and other cash costs and $13.5 million for asset impairment charges, accelerated depreciation and other non-cash charges. Total restructuring expense of $22.1 million was recognized in 2008, including $4.7 million for employee severance and other cash costs, $14.0 million for asset impairment charges and $3.4 million for accelerated depreciation and other non-cash charges.

Operating Profit (Loss)

	2009	2008	Percent Change	Return on Net Sales
				2009	2008
	($ in millions)
France	$23.7	$17.1	38.6%	5.2%	3.5%
United States	43.4	19.3	N.M.	17.3	8.5
Brazil	7.4	(9.7)	N.M.	9.7	(13.8)
Subtotal	74.5	26.7
Unallocated expenses	(21.5)	(9.8)
Total	$53.0	$16.9	N.M.	7.2	2.2%

N.M.	Not Meaningful

Operating profit in 2009 was $53.0 million compared with an operating profit of $16.9 million in 2008. All three segments improved operating profit results compared to 2008.

The French segment’s operating profit in 2009 was $23.7 million, a increase of $6.6 million, or 38.6%, from an operating profit of $17.1 million in 2008. The increase was primarily due to:

•	Higher average selling prices of $20.8 million, primarily due to an improved mix of products sold, including higher sales of RTL products.
•	Improved manufacturing expenses and the benefits of cost savings programs of $17.4 million.

The positive factors were partially offset by:

•	Increased restructuring and impairment expenses of $23.9 million.
•	The unfavorable effects of foreign currency translation of $7.4 million.

The U.S. segment’s operating profit in 2009 was $43.4 million, a $24.1 million increase from an operating profit of $19.3 million in 2008. The increase was primarily due to: higher average selling prices, primarily due to increased sales of cigarette paper for LIP cigarettes of $36.9 million partially offset by increased restructuring and impairment expenses of $7.4 million.

Brazil’s operating profit in 2009 was $7.4 million, compared with an operating loss of $9.7 million in 2008. The increased operating profit was primarily due to:

•	Higher average selling prices and improved sales mix increased operating profit by $9.5 million.
•	Favorable currency hedging contracts, net of effects of the stronger Brazilian real versus the U.S. dollar, had a $6.8 million favorable impact.

These positive factors were partially offset by the $3.6 million impact of lower sales volumes.

Unallocated expenses include executive and director incentive compensation accruals and other corporate expense. The $11.7 million increase in unallocated expenses during 2009 compared to 2008 is primarily due to higher incentive compensation expense as a result of improved operating results.

Non-Operating Expenses

Interest expense of $4.8 million in 2009 decreased from $10.5 million for 2008. Average debt levels decreased significantly during 2009 versus 2008, mainly due to higher operating cash flow and a portion of the November 2009 equity offering proceeds which were used to pay down debt. The weighted average effective interest rates on our debt facilities were approximately 1.9% and 3.9% for 2009 and 2008, respectively.

Other expense, net was $1.0 million and $3.4 million in 2009 and 2008, respectively, primarily due to net foreign currency transaction losses of $1.9 million and $4.0 million in 2009 and 2008, respectively.

Income Taxes

A $12.7 million income tax provision was recognized for 2009 compared with a $1.9 million income tax benefit recognized in 2008. Both periods were impacted by tax benefits from substantial restructuring and impairment expenses and our foreign holding company structure which reduced the effective tax rate from statutory rates. In 2009, higher pre-tax income is the primary cause of the higher expense. In 2009 and 2008, we incurred $1.0 million and $1.2 million, respectively, in deferred tax expense as a result of a legal reorganization during 2008 and a decision by management to consider the undistributed earnings of LTRI to be permanently reinvested.

Income (Loss) from Equity Affiliates

The income from equity affiliates in 2009 was $1.1 million compared with a loss of $4.0 million in 2008 and represents our 50% share of the net income (loss) associated with our joint venture paper mill in China. The loss in 2008 includes operations start-up costs.

Net Income Attributable to SWM and Net Income per Share

Net income attributable to SWM in 2009 was $35.6 million, or $2.27 and $2.20 per basic and diluted share, respectively, compared with $0.7 million of net income, or $0.04 per basic and diluted share in 2008. The increase in net income in 2009 was primarily due to a higher proportion of RTL products in the sales mix, higher average selling prices and benefits of strategic actions taken over the last three years to reduce manufacturing costs.

Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007

Net Sales

	2008	2007	Percent Change	Consolidated Sales Volume Change
	($ in millions)
France	$495.4	$435.0	13.9%	8.8%
United States	226.7	226.0	0.3	(25.5)
Brazil	70.5	73.0	(3.4)	(10.2)
Subtotal	792.6	734.0
Intersegment	(24.7)	(19.2)
Total	$767.9	$714.8	7.4%	(1.2)%

Net sales were $767.9 million, a 7.4% increase compared with $714.8 million in 2007. The increase of $53.1 million consisted of the following ($ in millions):

	Amount	Percent
Changes in selling price and product mix	$43.9	6.1%
Changes in currency exchange rates	26.4	3.7
Changes in sales volumes	(17.2)	(2.4)
Total	$53.1	7.4%
•	Higher average selling prices in 2008 had a favorable $43.9 million, or 6.1%, impact on the net sales comparison. The increase in average selling prices reflected an improved mix of products sold, primarily due to increased sales of cigarette paper for LIP cigarettes in the United States and RTL products in France and higher average selling prices in Brazil.
•	Changes in currency exchange rates in 2008 had a favorable impact on net sales of $26.4 million, or 3.7%, and primarily reflected the impact of a stronger euro compared with the U.S. dollar. The euro was 6.7% and the Brazilian real was 6.8% stronger against the U.S. dollar.
•	Changes in unit sales volumes in 2008 versus 2007 resulted in an unfavorable effect on net sales of $17.2 million, or 2.4%.
•	Sales volumes for the French segment increased by 8.8%, primarily due to higher sales volumes of RTL products, partially offset by decreased sales of tobacco-related papers sales volumes.
•	Sales volumes in the United States decreased by 25.5%, reflecting reduced sales of commercial and industrial products associated with the shutdown of the Lee Mills, and reduced sales volumes of certain tobacco-related products.
•	The Brazil segment’s sales volumes decreased by 10.2%, primarily due to our mid-year exit of the coated papers business, partially offset by continued growth in tobacco-related paper sales volumes.

The French segment 2008 net sales of $495.4 million increased by $60.4 million, or 13.9%, versus $435.0 million in 2007. The increase in net sales was primarily the result of a stronger euro, increased sales volumes and, to a lesser extent, higher average selling prices mainly as a result of an improved mix of products sold.

The U.S. segment 2008 net sales of $226.7 million for 2008 increased by $0.7 million, or 0.3%, compared with $226.0 million in 2007. The effect of higher average selling prices, primarily due to an improved mix of products sold, was mostly offset by lower commercial and industrial sales volumes as a result of the shut-down of the Lee Mills.

The Brazil segment 2008 net sales of $70.5 million in 2008 decreased by $2.5 million, or 3.4%, from $73.0 million for the prior-year period. The decrease was due to lower sales volumes due to the exit of the coated papers market and weaker Brazilian real, partially offset by higher average selling prices.

Operating Expenses

	2008	2007	Change	Percent Change	Percent of Net Sales
					2008	2007
	($ in millions)
Net Sales	$767.9	$714.8	$53.1	7.4%
Cost of products sold	664.7	606.7	58.0	9.6	86.6%	84.9%
Gross Profit	$103.2	$108.1	$(4.9)	(4.5)%	13.4%	15.1%

Gross profit in 2008 was $103.2 million, a decrease of $4.9 million, or 4.5%, from $108.1 million for 2007. The gross profit margin in 2008 was 13.4% of net sales, decreasing from 15.1% in 2007. Gross profit decreased due to inflationary cost increases of $30.4 million, start-up costs of $12.7 million related to the rebuild of PdM’s paper machine, unfavorable foreign currency impacts of $4.4 million and unfavorable fixed cost absorption of $2.7 million. These negative impacts were partially offset by higher average selling prices as well as changes in sales volumes of $33.2 million, primarily due to an improved mix of products sold, and improved manufacturing costs of $6.2 million.

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

Nonmanufacturing Expenses

	2008	2007	Change	Percent Change	Percent of Net Sales
					2008	2007
	($ in millions)
Selling expense	$23.1	$22.8	$0.3	1.3%	3.0%	3.2%
Research expense	8.3	8.0	0.3	3.8	1.1	1.1
General expense	32.8	35.4	(2.6)	(7.3)	4.3	5.0
Nonmanufacturing expenses	$64.2	$66.2	$(2.0)	(3.0)%	8.4%	9.3%

Nonmanufacturing expenses in 2008 decreased by $2.0. million, or 3.0%, to $64.2 million from $66.2 million in 2007, primarily due to lower accruals for incentive expenses. Nonmanufacturing expenses were 8.4% and 9.3% of net sales in 2008 and 2007, respectively.

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

Operating Profit (Loss)

	2008	2007	Percent Change	Return on Net Sales
				2008	2007
	($ in millions)
France	$17.1	$27.1	(36.9)%	3.5%	6.2%
United States	19.3	5.0	N.M.	8.5	2.2
Brazil	(9.7)	(3.3)	N.M.	(13.8)	(4.5)
Subtotal	26.7	28.8	(7.3)
Unallocated expenses	(9.8)	(10.9)	(10.1)
Total	$16.9	$17.9	(5.6)%	2.2%	2.5%

N.M.	Not Meaningful

Operating profit in 2008 was $16.9 million compared with an operating profit of $17.9 million in 2007. Operating profit was higher in our U.S. segment and lower in our Brazilian and French segments.

The French segment’s operating profit in 2008 was $17.1 million, a decrease of $10.0 million, or 36.9%, from an operating profit of $27.1 million in 2007. The decrease was primarily due to:

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

The U.S. segment’s operating profit in 2008 was $19.3 million, a $14.3 million increase from an operating profit of $5.0 million in 2007. The increase was primarily due to:

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

Brazil’s operating loss in 2008 was $9.7 million, compared with an operating loss of $3.3 million in 2007. The increased operating loss was primarily due to:

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

Non-Operating Expenses

Interest expense of $10.5 million in 2008 increased from $5.9 million for 2007. Average debt levels increased significantly during 2008 versus 2007, mainly due to the acquisition of the LTRI noncontrolling interest in the first quarter of 2008, which was partially offset by lower weighted average effective interest rates. The weighted average effective interest rates on our debt facilities were approximately 3.9% and 5.4% for 2008 and 2007, respectively.

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

Loss from Equity Affiliates

The loss from equity affiliates in 2008 was $4.0 million compared with $0.2 million in 2007 and represents our 50% share of the net loss associated with our joint venture paper mill in China. The loss in 2008 includes operations start-up costs.

Net Income Attributable to SWM and Net Income per Share

Net income attributable to SWM in 2008 was $0.7 million, or $0.04 per basic and diluted share compared with $3.4 million of net income attributable to SWM, or $0.22 per basic and diluted share in 2007. The decrease in net income attributable to SWM in 2008 was primarily due to decreased gross profit as a result of higher inflationary and manufacturing costs partially offset by the benefit of the LTRI noncontrolling interest acquisition and higher average selling prices.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds contractually available under our revolving credit facility with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant. Our ability to access contractually available funds depends on the continued performance by our lenders. We believe we have adequate funds on hand and sufficient borrowing capacity to meet our obligations and execute our operating strategy.

Capital spending for 2010 is projected to range between $80 and $100 million, including $60 to $70 million for the planned RTL expansion in the Philippines and EU LIP expansion. Other cash needs, including employee severance payments associated with restructuring actions and capitalized software spending, are projected to range between $50 and $60 million. We plan to fund our capital projects using cash on-hand from the November equity offering, cash generated from operations and our existing credit facilities.

Cash Requirements

As of December 31, 2009, we had net operating working capital of $78.1 million and cash and cash equivalents of $56.9 million, compared with net operating working capital of $54.0 million and cash and cash equivalents of $11.9 million as of December 31, 2008. Changes in these absolute amounts include the impacts of changes in currency exchange rates which are not included in the changes in operating working capital presented on the consolidated statements of cash flow. Based upon our existing cash and operating working capital levels, expected operating cash flows and capital spending, contractual availability of borrowings under our existing credit facilities and continued performance by our lenders, we believe we have the necessary financial resources to satisfy our current and future liquidity needs.

Cash Flows from Operating Activities

	For the Years Ended December 31,
	2009	2008	2007
	($ in millions)
Net income (loss)	$35.6	$0.9	$11.4
Non-cash items included in net income
Depreciation and amortization	43.9	47.4	39.2
Asset impairment charges and restructuring-related accelerated depreciation	12.3	17.6	13.8
Amortization of deferred revenue	(5.1)	(5.8)	(6.0)
Deferred income tax provision (benefit)	9.4	(22.3)	(13.6)
(Income) loss from equity affiliates	(1.1)	4.0	—
Pension and other postretirement benefits	(20.6)	(2.5)	(3.8)
Stock-based compensation	8.2	0.8	4.7
Other items	1.2	—	0.2
Net changes in operating working capital	(20.4)	(6.8)	25.4
Cash Provided by Operations	$63.4	$33.3	$71.3

Net cash provided by operations was $63.4 million in 2009 compared with $33.3 million in 2008. In 2009, we made $27.3 million in contributions to our U.S. pension and other postretirement benefit plans.

Prior to 2002, our cash provided by operations included advance payments from customers for future product purchases. We recorded these advance payments as deferred revenue, which is now being amortized into net sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of product sales. We had $13.2 million of deferred revenue on our December 31, 2009 consolidated balance sheet. At the current volume levels, we expect to fully amortize this amount by recognizing amortization of approximately $6 million per year through 2011.

Operating Working Capital

	For the Years Ended December 31,
	2009	2008	2007
	($ in millions)
Changes in operating working capital:
Accounts receivable	$6.1	$3.3	$(2.7)
Inventories	(2.0)	5.5	(3.8)
Prepaid expenses	1.2	0.3	3.3
Accounts payable	(20.8)	(3.4)	9.4
Accrued expenses	23.3	(8.7)	9.7
Accrued income taxes	(28.2)	(3.8)	9.5
Net changes in operating working capital	(20.4)	$(6.8)	$25.4

In 2009, net changes in operating working capital was unfavorable to cash flow by $20.4 million, primarily due to lower accrued income taxes as a result of estimated income tax payments in France which are expected to be refunded in 2010 and lower accounts payable in part as a result of a 2009 French law limiting vendor payment terms to 60 days. Partially offsetting these increases in working capital, accrued expense increased significantly primarily from restructuring-related severance accruals.

During 2008, changes in operating working capital contributed unfavorably to cash flow by $6.8 million, primarily due to decreased accrued expenses and accrued income taxes resulting from payments of prior period accruals for restructuring, incentive compensation, and income taxes. These increases in net working capital were partially offset by lower inventories due primarily to sales of inventories built up in advance of the Lee Mills shutdown.

In 2007, changes in operating working capital contributed favorably to cash flow by $25.4 million, primarily due to increased accounts payable, accrued incentive compensation costs and accrued income taxes from improved LTRI earnings, partially offset by increased inventories and accounts receivable.

Cash Flows from Investing Activities

	For the Years Ended December 31,
	2009	2008	2007
	($ in millions)
Capital spending	$(15.3)	$(35.3)	$(47.7)
Capitalized software costs	(5.5)	(6.4)	(8.9)
Acquisitions, net of cash acquired	—	(51.3)	—
Investment in equity affiliates	—	(1.9)	(12.8)
Other	0.6	(0.2)	(3.5)
Cash Used for Investing	$(20.2)	$(95.1)	$(72.9)

Cash used for investing activities decreased in 2009 by $74.9 million versus 2008 primarily due to the lack of acquisitions in 2009, lower capital spending and no investments in equity affiliates.

Cash used for investing activities increased in 2008 by $22.2 million versus 2007 primarily due to the $51.3 million acquisition of the LTRI noncontrolling interest partially offset by lower capital spending and lower investments in equity affiliates. We made our final contractual equity contribution in January 2008 of $1.9 million to the China paper joint venture.

Capital Spending

Capital spending was $15.3 million, $35.3 million and $47.7 million in 2009, 2008 and 2007, respectively. The decrease in capital spending during 2009 compared with 2008 was primarily due the lack of major projects in 2009. In 2008, spending for capital projects included $5.3 million at PdM for a paper machine rebuild and improvements to the bobbin slitting process, $3.8 million for a new coating machine at the Newberry, South Carolina facility and $2.1 million for improvements at LTRI.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada. For these purposes, we incurred total capital expenditures of $0.9 million in 2009, and expect to incur $2 million to $3 million in 2010 and less than $1 million in 2011, of which no material amount was the result of environmental fines or settlements. Including expenditures associated with environmental matters, as of December 31, 2009, we had no material unrecorded outstanding commitments for capital expenditures. The foregoing capital expenditures to protect the environment are not expected to have a material adverse effect on our financial condition or results of operation.

Capital spending for 2010 is expected to be in the range of $80 million to $100 million.

Capitalized software costs totaled $5.5 million, $6.4 million and $8.9 million in 2009, 2008 and 2007, respectively. Capitalized software costs in 2009 included $2.3 million for an enterprise-wide information system in the U.S and Brazil and $3.2 million in charges from our ongoing implementation in France. During the period of 2005 to 2009, we spent a total of $21.3 million on the French project. The enterprise-wide information system is now fully implemented in France.

Acquisitions

We purchased the noncontrolling interest in LTRI in January 2008 as described in Note 17, Acquisition, of the Notes to Consolidated Financial Statements.

Cash Flows from Financing Activities

	For the Years Ended December 31,
	2009	2008	2007
	($ in millions)
Cash dividends paid to SWM stockholders	$(9.6)	$(9.4)	$(9.4)
Net changes in debt	(122.5)	85.5	1.5
Issuances of common stock	117.4	—	—
Purchases of treasury stock	(0.8)	(6.3)	(5.8)
Proceeds from exercise of stock options	13.3	0.2	4.4
Excess tax benefits of stock-based awards	3.3	—	0.4
Cash Provided by (Used for) Financing	$1.1	$70.0	$(8.9)

Financing activities during 2009 included net borrowings of $33.5 million and repayments of $156.0 million. In November 2009, the Company completed a secondary stock offering and received net proceeds of $117.4 million. Other 2009 financing activities included proceeds from stock option exercises of $13.3 million for which we received $3.3 million of tax benefits, cash dividends of $9.6 million paid to SWM stockholders as well as purchases of 56,953 shares of common stock for $0.8 million.

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

On February 10, 2010, we announced that the Board of Directors had declared a quarterly cash dividend of $0.15 per share of Common Stock. The dividend will be payable on March 24, 2010 to stockholders of record on February 24, 2010.

Share Repurchases

We repurchased a total of 56,953 shares of our common stock during 2009 at a cost of $0.8 million. See Part II, Item 5, Repurchases of Equity Securities. Corporate repurchases are effected during open trading windows or pursuant to 10b5-1 plans that permit share repurchases to be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Debt Instruments

	For the Years Ended December 31,
	2009	2008	2007
	($ in millions)
Changes in short-term debt	$(23.8)	$18.9	$(4.4)
Proceeds from issuances of long-term debt	33.5	110.9	32.7
Payments on long-term debt	(132.2)	(44.3)	(26.8)
Net changes in debt	$(122.5)	$85.5	$1.5

Primarily due to higher operating cash flow, equity offering proceeds and lower capital spending, our net payments on long-term debt were $98.7 million and on short-term debt were $23.8 million in 2009. We anticipate additional borrowings in the range of approximately $20 to $25 million during 2010 as we construct a new RTL facility in the Philippines. With this level of borrowing and forecasted operating results, we expect to remain in compliance with our Credit Agreement financial covenants.

As of December 31, 2009, we had $62.0 million available on our U.S. Revolver and $103.8 million available on our Euro Revolver. We also had contractual availability under our bank overdraft facilities and lines of credit of $33.3 million as of December 31, 2009. The Credit Agreement contains covenants that are customary for facilities of this type that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0. As of December 31, 2009, the net debt to equity ratio was 0.01, and the net debt to adjusted EBITDA ratio was 0.02. Based on our debt covenant restrictions as of December 31, 2009, we could have borrowed an additional $199.1 million from our Credit Agreement and bank overdraft facilities without violating the most restrictive of those covenants.

Our total debt to capital ratios at December 31, 2009 and December 31, 2008 were 11.1% and 39.3%, respectively.

Other Factors Affecting Liquidity and Capital Resources

The following table represents our future contractual cash requirements for the next 5 years and thereafter for our long-term debt obligations and other commitments ($ in millions):

	Payments due for the periods ended
	Total	2010	2011	2012	2013	2014	Thereafter
Contractual Obligations
Current debt(1)	$17.7	$17.7	$—	$—	$—	$—	$—
Long-term debt(2)	42.4	—	2.3	34.1	2.6	3.3	0.1
Debt interest(3)	1.9	0.7	0.5	0.4	0.3	—	—
Restructuring obligations(4)	33.0	33.0	—	—	—	—	—
Minimum operating lease payments(5)	2.8	0.9	0.8	0.6	0.3	0.1	0.1
Purchase obligations – raw materials(6)	47.7	38.8	1.8	1.8	1.8	1.8	1.7
Purchase obligations – energy(7)	139.3	45.4	31.3	27.0	4.2	4.2	27.2
Purchase obligations – capital projects(8)	2.1	2.1	—	—	—	—	—
Other long-term liabilities(9)(10)(11)	—	—	—	—	—	—	—
Total	$286.9	$138.6	$36.7	$63.9	$9.2	$9.4	$29.1

(1)	Current debt includes borrowings against bank overdraft facilities; see Note 10, Debt, of the Notes to Consolidated Financial Statements.
(2)	See additional information regarding long-term debt in Note 10, Debt, of the Notes to Consolidated Financial Statements.
(3)	The amounts reflected in debt interest are based upon the short-term and long-term scheduled principal maturities and interest rates in effect as of December 31, 2009. Where specific maturities are not stated, such as for an overdraft line-of-credit, a repayment date coinciding with the end of the year was used for purposes of these calculations. Since our debt is largely variable interest rate debt, applicable market interest rates were assumed to be the same as at December 31, 2009 for purposes of these calculations. With respect to our variable-rate debt outstanding at December 31, 2009, a 1 percentage point increase in interest rates would increase our debt interest obligation by $0.5 million in 2010. For more information regarding our outstanding debt and associated interest rates, see Note 10, Debt, of the Notes to Consolidated Financial Statements.

(4)	Restructuring obligations are more fully discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Recent Developments, and Note 9, Restructuring Activities, of the Notes to Consolidated Financial Statements.
(5)	Minimum operating lease payments relate to our future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of 1 year as of December 31, 2009. In addition, our total future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of 1 year as of December 31, 2009 are $1 million or less annually over each of the next 5 years.
(6)	Purchase obligations for raw materials include our calcium carbonate purchase agreement at our mill in Quimperlè, France, in which a vendor operates an on-site calcium carbonate plant and our mill has minimum purchase quantities. See Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.
(7)	Purchase obligations for energy include obligations under agreements with (1) an energy cogeneration supplier at our mills in Quimperle and Spay, France, to supply steam and our mills have minimum purchase commitments (2) a natural gas supplier to supply and distribute 100% of the natural gas needs of our Quimperlè mill and (3) an energy supplier to supply a constant supply of electricity for our Pirahy mill in Brazil. See Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.
(8)	Purchase obligations for capital projects include obligation under agreements to purchase equipment in the U.S. and the Philippines.
(9)	We had no other long-term liabilities as defined for purposes of this disclosure by the SEC as of December 31, 2009.
(10)	The amounts reflected in other long-term liabilities do not include any amounts for our pension obligations. The pension obligations are funded by our separate pension trusts, which held $121.4 million in assets at December 31, 2009. The combined projected benefit obligation, or PBO, of our U.S. and French pension plans was underfunded by $27.2 million and $62.3 million as of December 31, 2009 and 2008, respectively. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We made pension contributions of $27.3 million to our U.S. and French pension plans during 2009. We expect 2010 funding to be in compliance with the Pension Protection Act of 2006 and have no required contributions in 2010. For information regarding our long-term pension obligations and trust assets, see Note 14, Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.
(11)	The amounts reflected in other long-term liabilities do not include any amounts for our postretirement healthcare and life insurance benefits. Such payments are dependent upon the incurrence of costs and filing of claims by our retirees and thus the amounts of such future payments are uncertain. Our net payments under these plans were $1.0 million and $1.6 million in the years ended December 31, 2009 and 2008, respectively. Based on this past experience, we currently expect our share of the net payments to be approximately $1 million during 2010 for these benefits. For more information regarding our retiree healthcare and life insurance benefit obligations, see Note 14, Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

Outlook

In a challenging economic environment, Schweitzer-Mauduit is demonstrating the continuing success of our restructuring initiatives to transform our core manufacturing operations toward higher-value products. Over the last four years, we have re-engineered our company into a position of durable strength. With the closing of our Malaucène, France production site and the restructuring activities in France and the U.S., we have nearly completed the turnaround program begun in 2006. We are now shifting our focus to building a great platform to grow our value-added products and Asian market share. Our success continues to depend on developing industry-leading technologies and products, investing globally and delivering results for our customers.

We have recently made progress on two strategic fronts: advancing plans for an RTL joint venture in China and advancing plans for supplying LIP cigarette paper to the European market. We anticipate announcing specific projects for both of these areas during the first half of 2010 and continue to expect growth in the demand for LIP in Europe beginning in 2011 and for RTL in China progressively through 2015. We also continue to closely monitor competitive LIP activity and are vigorously working to protect our market leadership and technology position in both LIP and RTL. We concluded a secondary offering of SWM common stock during November 2009 that secures the financing needed to advance our strategic opportunities. Last, our focus remains on the swift execution of our cost reduction plans through our newly revamped Operational Excellence program and already announced restructuring actions, as a way to offset expected inflationary cost increases and continued volume weakness. We have a lot of work to do in 2010, but are confident in our company’s continued success.

Lower Ignition Propensity Cigarette Papers

November 2009 saw our last shipments of conventional cigarette papers to the U.S. market. We fully expect that all of 2010 North American demand will be for LIP compliant products and we are initiating shipments to customers for use on cigarettes sold in Australia and Finland, which have enacted LIP regulation effective in March and April 2010, respectively.

To the best of our knowledge, combined sales of on-line banded products to PM USA and SWM proprietary off-line print band papers accounted for 60% of the total demand for cigarette paper, or 78% of the demand for LIP cigarette papers from our U.S. segment, during 2009. Since 2002, Lorillard Tobacco Company and R.J. Reynolds Tobacco Company have obtained some of their LIP cigarette papers from third party printers pursuant to licenses from us that permitted these products to be produced, used in the manufacture of cigarettes and sold in the U.S. market. These licenses are limited to the use of specified film forming solutions proprietary to those cigarette manufacturers. We estimate that products produced under these licenses account for essentially 14% of 2009 demand in the U.S. for LIP cigarette papers. PM USA has informed us of their intention to use an LIP product printed by a U.S. converter on imported base paper, as a commercial alternative to their MOD paper for one of their low cost brands. Our agreement with PM USA for the production of MOD papers addresses the use of that specific technology and does not address the party’s rights respecting any other technologies. To date, we believe that the volume involved is small and we intend to monitor this product development.

We regularly monitor competitive activity for the presence of other’s LIP products and to determine if those products potentially infringe on our granted patents. In light of our assessment of activities from several European competitors in the market, we filed a patent infringement action on February 8, 2010 against the Delfort Group, Julius Glatz GmbH and others. While it is not possible to predict the outcome of litigation, we would not have initiated this action absent a firm belief that our position is well supported, and we are committed to see it through to a final conclusion.

International LIP efforts continue, especially in the European Union, or EU. In late 2007, the EU’s 27 member states approved its Product Safety Commission to mandate the CEN (Standardization European Committee) to define standards for reduced ignition propensity for cigarettes. In June 2008, the CEN received this mandate which directed it to develop an ignition propensity standard for use in the EU, with possible implementation of the legislation by 2012. Additionally, South Africa, Korea and other countries have proposed LIP regulation. These actions indicate that it is increasingly likely that LIP cigarette regulations outside of North America will become effective in the next 2 to 3 years, thus increasing demand for cigarette paper used in these cigarettes.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by that Act. These statements include those in the “Outlook” and “Critical Accounting Policies and Estimates” sections and our expectations elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operation, and in “Factors That May Affect Future Results” under “Risk Factors” in Item 1A. They also include statements containing “expect,” “anticipate,” “project,” “appears,” “should,” “could,” “may,” “typically” and similar words. Actual results may differ materially from the results suggested by these statements for a number of reasons, including the following:

•	Schweitzer-Mauduit has manufacturing facilities in 6 countries, a joint venture in China, and sells products in over 90 countries. As a result, it is subject to a variety of import and export, tax, foreign currency, labor and other regulations within these countries. Changes in these regulations, or adverse interpretations or applications, as well as changes in currency exchange rates, could adversely impact the company’s business in a variety of ways, including increasing expenses, decreasing sales, limiting its ability to repatriate funds and generally limiting its ability to conduct business. In Brazil, we are currently generating more value-added tax credits than we utilize. As of December, 31, 2009, these credits totaled $10.1 million. We have applied for a special government action in the state of Rio de Janeiro to enable more rapid utilization of these credits. We expect approval and, if successful, this and other actions should allow our Brazilian operation to utilize more credits than it generates on an annual basis. These credits do not expire; however, if the special action is not obtained, we will record an allowance for substantially all of the current balance.
•	The company’s sales are concentrated to a limited number of customers. In 2009, 56% of its sales were to its four largest customers. The loss of one or more of these customers, or a significant reduction in one or more of these customers’ purchases, could have a material adverse effect on the company’s results of operations.
•	The company’s financial performance is materially impacted by sales of both reconstituted tobacco products and cigarette paper for lower ignition propensity cigarettes. A significant change in sales or production volumes, pricing or manufacturing costs of these products could have a material impact on future financial results. In this regard, the company has been advised by Philip Morris-USA that it disputes the manner in which the company has calculated costs for banded cigarette papers under a cost-plus based contract for this product. As of December 31, 2009, the disputed amount is approximately $9 million. While the company believes that it has properly calculated the amount it invoiced, the ultimate resolution of this dispute, if unfavorable to the company, could have a material adverse effect on the company’s results of operations.
•	As a result of excess capacity in the tobacco-related papers industry and increased operating costs, competitive levels of selling prices for certain of the company’s products are not sufficient to cover those costs with a margin that the company considers reasonable. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment charges for certain equipment as well as employee severance expenses associated with downsizing activities. The company will continue to disclose any such actions as they are announced to affected employees or otherwise become certain and will continue to provide updates to any previously disclosed expectations of expenses associated with such actions.
•	In recent years, governmental entities around the world, particularly in the United States and western Europe, have taken or have proposed actions that may have the effect of reducing consumption of tobacco products. Reports with respect to the possible harmful physical effects of cigarette smoking and use of tobacco products have been publicized for many years and, together with actions to restrict or prohibit advertising and promotion of cigarettes or other tobacco products, to limit smoking in public places and to increase taxes on such products, are intended to discourage the consumption of cigarettes and other such products. Also in recent years, certain governmental entities, particularly in North America, have enacted, considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked. Furthermore, it is not possible to predict what additional legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect our business.
•	Our portfolio of granted patents varies by country, which could have an impact on any competitive advantage provided by patents in individual markets. We rely on patent, trademark, and other intellectual property laws of the United States and other countries to protect our intellectual property rights. In order to maintain the benefits of our patents, we may be required to enforce certain of our patents against infringement through court actions. However, we may be unable to prevent third parties from using our intellectual property or infringing on our patents without our authorization, which may reduce any competitive advantage we have developed. If we have to litigate to protect these rights, any proceedings could be costly, time consuming, could divert management resources, and we may not prevail. We cannot guarantee that any United States or foreign patents, issued or pending, will continue to provide us with any competitive advantage or will not be successfully

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

Oppositions were filed in December 2009 with the European Patent Office (EPO) contesting the grant by the EPO to the company of patent number EP-1482815. The company believes that the EPO properly granted the patent and it intends to respond to the opposition arguments. However, the final resolution of the oppositions could result in the invalidation of the patent or a further limitation of the scope of the patent claims which could affect the competitive value of the patent. The outcome of this dispute would not prevent the company from practicing its Alginex® LIP solution.

Further, the Company filed an infringement action on February 8, 2010 in the United States District Court for South Carolina, Charleston Division, against four defendants alleging infringement of the company’s United States Patent Number 6,725,867. Adversarial proceedings present uncertainties and risks, which could include invalidation of the patent in dispute, a change in the scope of the patent claims, or an adverse determination on the question of infringement, among others. The outcome of this dispute would not prevent the company from practicing its Alginex® LIP solution.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

We utilize forward and swap contracts and, to a lesser extent, option contracts to selectively hedge our exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with money center banks, insurance companies or government agencies, collectively known as counterparties. Usually, these contracts extend for no more than 12 months. We expect to continue to apply forward currency hedging in our Brazilian operations through 2011. As of December 31, 2009, a 10% unfavorable change in the exchange rate of our functional currencies and those of our subsidiaries against the prevailing market rates of non-local currencies involving our transactional exposures would have resulted in a net pre-tax loss of approximately $4.3 million. These hypothetical gains or losses on foreign currency contracts and transactional exposures are defined as the difference between the contract rates and the hypothetical exchange rates. While we believe the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates could be material to our results of operations, we reduce this risk by selectively hedging our exposure when it is practical and economical to do so.

Interest Rate Risk

We hold a combination of variable- and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable rate long-term debt when it is practical and economical to do so. We utilize various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. We utilize variable-to-fixed interest rate swap agreements, typically with contractual terms no longer than 24 months. Our strategy to manage exposure to interest rate changes did not change during 2009, and we do not expect any significant changes in our exposure to interest rate changes or in how such exposure is managed in the near future. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in fair market value of fixed-rate debt due to differences between current market interest rates and the rates governing these instruments. With respect to our fixed-rate debt outstanding at December 31, 2009, a 10% change in interest rates would not result in a material change in the fair market value of such debt and with respect to our variable-rate debt outstanding at December 31, 2009, a 10% change in interest rates would result in a $0.5 million impact to our future annual pre-tax earnings.

Commodity Price Risk

We are subject to commodity price risks, the most significant of which relates to the price of wood pulp, which is our largest single component of raw material cost. The per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. During the period from January 2007 through December 2009, the U.S. list price of northern bleached softwood kraft pulp, or NBSK, a representative pulp grade that we use, ranged from a low of $635 per metric ton in April 2009 to a high of $885 per metric ton in August 2008. We normally maintain approximately 30 to 60 days of inventories to support our operations. As a result, there is a lag in the impact of changes in the per ton list price of wood pulp on our cost of products sold. Selling prices of our paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, we have been able to increase our selling prices in response to increased per ton wood pulp costs and have generally reduced our selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact our earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. We have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton wood pulp prices would impact our future annual pre-tax earnings by approximately $5 million, assuming no compensating change in our selling prices. We believe that, while our exposure to commodity price risk is material to our results of operations, our customers understand such risk and over time changes in the price of wood pulp are typically reflected in selling prices.

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

Due to the competitive pricing in the markets for most of our products, we are typically unable to fully pass through higher energy costs to our customers. With respect to our purchased energy price risk, a hypothetical 10% change in per unit prices would impact our future annual pre-tax earnings by approximately $8 million, assuming no compensating change in our selling prices.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(dollars in millions, except per share and share amounts)

	For the Years Ended December 31,
	2009	2008	2007
Net Sales	$740.4	$767.9	$714.8
Cost of products sold	559.2	664.7	606.7
Gross Profit	181.2	103.2	108.1
Selling expense	21.1	23.1	22.8
Research expense	8.1	8.3	8.0
General expense	48.8	32.8	35.4
Total nonmanufacturing expenses	78.0	64.2	66.2
Restructuring and impairment expense (Note 9)	50.2	22.1	24.0
Operating Profit	53.0	16.9	17.9
Interest expense	4.8	10.5	5.9
Other expense, net	1.0	3.4	0.1
Income Before Income Taxes and Income (Loss) from Equity Affiliates	47.2	3.0	11.9
Provision (benefit) for income taxes (Note 13)	12.7	(1.9)	0.5
Income (Loss) from equity affiliates	1.1	(4.0)	—
Net Income	35.6	0.9	11.4
Less: Net income attributable to noncontrolling interest	—	0.2	8.0
Net Income Attributable to SWM	35.6	$0.7	$3.4
Net Income Per Share:
Basic	$2.27	$0.04	$0.22
Diluted	$2.20	$0.04	$0.22
Weighted Average Shares Outstanding:
Basic	15,550,100	15,339,700	15,529,400
Diluted	16,003,500	15,372,400	15,667,100

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share and share amounts)

	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$56.9	$11.9
Accounts receivable	85.8	87.0
Inventories	127.3	118.4
Income taxes receivable	23.4	—
Other current assets	6.3	11.1
Total Current Assets	299.7	228.4
Property, Plant and Equipment, net	401.1	407.8
Deferred Income Tax Benefits	17.3	26.4
Goodwill and Intangible Assets	14.1	15.6
Investment in Equity Affiliates	16.6	15.4
Other Assets	43.1	35.1
Total Assets	$791.9	$728.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$17.7	$34.9
Accounts payable	46.7	64.5
Accrued expenses	115.5	91.7
Current deferred revenue	6.0	6.0
Total Current Liabilities	185.9	197.1
Long-Term Debt	42.4	144.9
Pension and Other Postretirement Benefits	38.4	67.3
Deferred Income Tax Liabilities	14.2	11.0
Deferred Revenue	7.2	12.3
Other Liabilities	21.6	18.7
Total Liabilities	309.7	451.3
Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 18,633,235 and 16,078,733 shares issued at December 31, 2009 and 2008, respectively; 17,874,885 and 15,329,780 shares outstanding at December 31, 2009 and 2008, respectively	1.9	1.6
Additional paid-in-capital	205.7	64.6
Common stock in treasury, at cost, 758,350 and 748,953 shares at December 31, 2009 and 2008, respectively	(14.0)	(14.1)
Retained earnings	281.9	255.9
Accumulated other comprehensive income (loss), net of tax	6.7	(30.6)
Total Stockholders’ Equity	482.2	277.4
Total Liabilities and Stockholders’ Equity	$791.9	$728.7

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions, except per share amounts)

	For the Years Ended December 31, 2009, 2008 and 2007
	Common Stock Issued		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2006	16,078,733	$1.6	$63.3	561,343	$(11.4)	$270.6	$(21.1)	$15.6	$318.6
Net income						3.4		8.0	11.4
Adjustments to unrealized foreign currency translation, net of tax							32.8	2.2	35.0
Adjustments to minimum pension liability, net of tax							8.2	0.2	8.4
Comprehensive income, net of tax									54.8
Less: Comprehensive income attributable to noncontrolling interest, net of tax									10.4
Comprehensive income attributable to SWM, net of tax									44.4
Dividends declared ($0.60 per share)						(9.4)			(9.4)
Restricted stock issuances, net			(0.7)	(28,032)	0.6				(0.1)
Stock-based employee compensation expense			4.8						4.8
Stock issued to directors as compensation				(5,684)	0.1				0.1
Excess tax benefits of stock-based employee compensation			0.4						0.4
Purchases of treasury stock				249,016	(5.8)				(5.8)
Issuance of shares for options exercised	—	—	0.2	(206,307)	4.2	—	—	—	4.4
Balance, December 31, 2007	16,078,733	1.6	68.0	570,336	(12.3)	264.6	19.9	26.0	367.8
Net income						0.7		0.2	0.9
Adjustments to unrealized foreign currency translation, net of tax							(28.7)		(28.7)
Adjustments to minimum pension liability, net of tax							(21.8)		(21.8)
Comprehensive loss, net of tax									(49.6)
Less: Comprehensive income attributable to noncontrolling interest, net of tax									0.2
Comprehensive income attributable to SWM, net of tax									(49.8)
Acquisition of noncontrolling interest								(26.2)	(26.2)
Dividends declared ($0.60 per share)						(9.4)			(9.4)
Restricted stock issuances, net			(4.2)	(189,646)	4.2				—
Stock-based employee compensation expense			0.8						0.8
Stock issued to directors as compensation			0.1	(6,096)					0.1
Purchases of treasury stock				388,309	(6.3)				(6.3)
Issuance of shares for options exercised	—	—	(0.1)	(13,950)	0.3	—	—	—	0.2
Balance, December 31, 2008	16,078,733	1.6	64.6	748,953	(14.1)	255.9	(30.6)	—	277.4
Net income						35.6			35.6
Adjustments to unrealized foreign currency translation, net of tax							24.8		24.8
Changes in fair value of derivative instruments, net of tax							6.8		6.8
Amortization of postretirement benefit plans’ costs, net of tax							5.7		5.7
Comprehensive income, net of tax									72.9
Issuance of common stock	2,070,000	0.2	117.2						117.4
Dividends declared ($0.60 per share)						(9.6)			(9.6)
Restricted stock issuances, net			(0.2)	(13,500)	0.2				—
Stock-based employee compensation expense			8.2						8.2
Stock issued to directors as compensation	890			(3,306)	0.1				0.1
Excess tax benefits of stock-based employee compensation			3.3						3.3
Purchases of treasury stock				56,953	(0.8)				(0.8)
Issuance of shares for options exercised	483,612	0.1	12.6	(30,750)	0.6				13.3
Balance, December 31, 2009	18,633,235	$1.9	$205.7	758,350	$(14.0)	$281.9	$6.7	$—	$482.2

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	For the Years Ended December 31,
	2009	2008	2007
Operations
Net income	$35.6	$0.9	$11.4
Non-cash items included in net income
Depreciation and amortization	43.9	47.4	39.2
Asset impairments and restructuring-related accelerated depreciation	12.3	17.6	13.8
Amortization of deferred revenue	(5.1)	(5.8)	(6.0)
Deferred income tax provision (benefit)	9.4	(22.3)	(13.6)
(Income) loss from equity affiliates	(1.1)	4.0	—
Pension and other postretirement benefits	(20.6)	(2.5)	(3.8)
Stock-based employee compensation	8.2	0.8	4.7
Other items	1.2	—	0.2
Changes in operating working capital
Accounts receivable	6.1	3.3	(2.7)
Inventories	(2.0)	5.5	(3.8)
Prepaid expenses	1.2	0.3	3.3
Accounts payable	(20.8)	(3.4)	9.4
Accrued expenses	23.3	(8.7)	9.7
Accrued income taxes	(28.2)	(3.8)	9.5
Net changes in operating working capital	(20.4)	(6.8)	25.4
Cash Provided by Operations	63.4	33.3	71.3
Investing
Capital spending	(15.3)	(35.3)	(47.7)
Capitalized software costs	(5.5)	(6.4)	(8.9)
Acquisitions, net of cash acquired	—	(51.3)	—
Investment in equity affiliates	—	(1.9)	(12.8)
Other	0.6	(0.2)	(3.5)
Cash Used for Investing	(20.2)	(95.1)	(72.9)
Financing
Cash dividends paid to SWM stockholders	(9.6)	(9.4)	(9.4)
Changes in short-term debt	(23.8)	18.9	(4.4)
Proceeds from issuances of long-term debt	33.5	110.9	32.7
Payments on long-term debt	(132.2)	(44.3)	(26.8)
Net proceeds from issuances of common stock	117.4	—	—
Purchases of treasury stock	(0.8)	(6.3)	(5.8)
Proceeds from exercise of stock options	13.3	0.2	4.4
Excess tax benefits of stock-based awards	3.3	—	0.4
Cash Provided by (Used for) Financing	1.1	70.0	(8.9)
Effect of Exchange Rate Changes on Cash	0.7	(0.3)	0.8
Increase (Decrease) in Cash and Cash Equivalents	45.0	7.9	(9.7)
Cash and Cash Equivalents at beginning of year	11.9	4.0	13.7
Cash and Cash Equivalents at end of year	$56.9	$11.9	$4.0

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 1. Nature of Business

Schweitzer-Mauduit International, Inc., or the Company, is a multinational diversified producer of premium specialty papers headquartered in the United States of America and is the world’s largest supplier of fine papers to the tobacco industry. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised approximately 90% of the Company’s consolidated net sales in each of the years 2007 through 2009. The primary products in the group include Cigarette Papers, used to wrap various parts of a cigarette, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes and reconstituted tobacco wrappers and binders for machine-made cigars. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

The Company is a manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, banded papers for the production of lower ignition propensity, or LIP, cigarettes and the leading independent producer of RTL used in producing blended cigarettes. The Company conducts business in over 90 countries and currently operates 11 production locations worldwide, with mills in the United States, France, the Philippines, Indonesia and Brazil. The Company also has a 50% equity interest in a paper mill in China.

As used in this 2009 Annual report on Form 10-K, unless the context indicates otherwise, references to “we,” “us,” “our,” “SWM,” “Schweitzer-Mauduit” or similar terms include Schweitzer-Mauduit International, Inc. and its consolidated subsidiaries.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated. The Company did not have any special purpose entities during 2009, 2008 or 2007.

The Company’s joint venture with China National Tobacco Corporation, or CNTC, produces tobacco-related papers in China. CNTC is the principal operating Company under China’s State Tobacco Monopoly Administration. CNTC and our subsidiary, SM-China, each own 50% of the joint venture. The Company uses the equity method to account for this joint venture (see Note 7, Joint Venture with CNTC). Investment in equity affiliates represents the Company’s investment in its China joint venture. The Company’s 50% share of the net income (loss) is included in the consolidated statements of income (loss) as income (loss) from equity affiliates.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 2. Summary of Significant Accounting Policies  – (continued)

Revenue Recognition

The Company recognizes revenue and the related accounts receivable when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) ownership has transferred to the customer; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured based on the Company’s judgment regarding the collectibility of its accounts receivable. Generally, the Company recognizes revenue when it ships its manufactured product and title and risk of loss passes to its customer in accordance with the terms of sale of the product. Revenue is recorded at the time of shipment for terms designated f.o.b., or free on board, shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site, at which time title and risk of loss are transferred. Provisions for discounts, returns, allowances, customer rebates and other adjustments are provided for in the same period the related revenue is recorded. Deferred revenue represents advance payments from customers which are earned based upon a mutually agreed-upon amount per unit of future product sales.

Freight Costs

The cost of delivering finished goods to the Company’s customers is recorded as a component of cost of products sold. Those costs include the amounts paid to a third party to deliver the finished goods. Any freight costs billed to and paid by a customer are included in revenue.

Foreign Currency Translation

The income statements of foreign entities are translated into U.S. dollars at average exchange rates prevailing during the periods presented. The balance sheets of these entities are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in a separate component of accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments.

Foreign currency risks arise from transactions and balances denominated in non-local currencies. Losses resulting from remeasurement and settlement of such transactions and balances, included in other expense, net, were $1.9 million, $4.0 million and $1.1 million in 2009, 2008 and 2007, respectively.

Derivative Instruments

The Company is exposed to changes in foreign currency exchange rates, interest rates and commodity prices. The Company utilizes a variety of practices to manage these market risks, including where considered appropriate, derivative instruments. The Company uses derivative instruments only for risk management purposes and not for trading or speculation. All derivative instruments the Company uses are either exchange traded or are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. As of December 31, 2009, the Company had $33 million of its variable-rate long-term debt fixed under interest rate swap agreements. Usually the contracts extend for no more than 12 months, although their contractual term has been as long as 24 months. The Company believes the credit risks with respect to the counterparties, and the foreign currency risks that would not be hedged if the counterparties fail to fulfill their obligations under the contracts, are not material in view of its understanding of the financial strength of the counterparties.

Gains and losses on instruments that hedge firm commitments are deferred and included in the basis of the underlying hedged items. All other hedging gains and losses are included in period income or expense based on the period-end market price of the instrument. See Note 11 Derivatives, for more information.

Cash and Cash Equivalents

The Company considers all highly liquid, unrestricted investments with remaining maturities of 3 months or less to be cash equivalents, including money market funds with no restrictions on withdrawals.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 2. Summary of Significant Accounting Policies  – (continued)

Impairment of Long-Lived Assets, Goodwill and Intangible Assets

The Company evaluates the carrying value of long-lived assets, including property and equipment, goodwill and non-amortizable intangible assets, when events and circumstances warrant a review. Goodwill is also tested for impairment annually during the fourth quarter. Goodwill is evaluated using a two-step test at the reporting unit level. The first step compares the book value of the reporting unit to its fair value. If the book value of a reporting unit exceeds its fair value, we perform the second step. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The difference between the total fair value of the reporting unit and the fair value of all the assets and liabilities other than goodwill is the implied fair value of that goodwill. Any impairment loss is measured as the excess of the book value of the goodwill over the implied fair value of that goodwill. For the years ended December 31, 2009, 2008 and 2007, no goodwill impairment charges resulted from our required annual impairment tests.

The carrying value of long-lived assets is reviewed each reporting period to determine if events or circumstances have changed which may indicate that the assets may be impaired or the useful life may need to be changed. The Company considers internal and external factors relating to each asset group, including expectation of future profitability, undiscounted cash flows and its plans with respect to the operations. If impairment is indicated, an impairment loss is measured by the amount the estimated fair value of the asset exceeds its net carrying value.

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

Capitalized Software Costs

The Company capitalizes certain purchases of software and software development and installation costs in connection with major projects of software development for internal use. These costs are included in other assets on the consolidated balance sheets and are amortized using the straight-line method over the estimated useful life not to exceed 7 years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred. Amortization of capitalized software was $4.7 million, $3.8 million and $2.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Accumulated amortization of capitalized software costs was $40.1 million and $33.4 million at December 31, 2009 and 2008, respectively.

Business Tax Credits

Business tax credits represent value added tax credits receivable and similar assets, such as Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, in Brazil. Business tax credits are generated when value-added taxes, or VAT, are paid on purchases. VAT and similar taxes are collected from customers on certain sales. In some jurisdictions, export sales do not require VAT tax collection. The Company currently expects the business tax credits recorded at December 31, 2009 in accounts receivable and other assets to be fully recoverable.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 2. Summary of Significant Accounting Policies  – (continued)

Income Taxes

The Company uses an asset and liability approach to account for and report income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, the Company considers estimates of future taxable income.

In connection with income tax assessments or unrecognized tax benefits, the Company classifies penalties as provision for income taxes and interest as interest expense in its consolidated statements of income (loss).

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions. In France, SMF and its subsidiaries form a consolidated income tax group including LTRI. SMH and SMI form a separate consolidated income tax group. With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2005.

Pension and Other Postretirement Benefits Accounting

The Company recognizes the estimated compensation cost of employees’ pension and other postretirement benefits over their approximate period of service. The Company’s earnings are impacted by amounts of expense recorded related to these benefits, which primarily consist of U.S. and French pension benefits and U.S. other postretirement benefits, or OPEBs. Each year’s recorded expenses are estimates based on actuarial calculations of the Company’s accumulated and projected benefit obligations, or PBOs, for the Company’s various plans.

Suspension of additional benefits for future service is considered a curtailment, and if material, necessitates a remeasurement of plan assets and PBO. As part of a remeasurement, the Company adjusts its discount rates and other actuarial assumptions, such as retirement, turnover and mortality table assumptions, as appropriate.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income, as well as charges and credits directly to stockholders’ equity, which are excluded from net income. The Company has presented comprehensive income (loss) in the consolidated statements of changes in stockholders’ equity and comprehensive income (loss).

Components of accumulated other comprehensive income (loss) were as follows ($ in millions):

	December 31,
	2009	2008
Accumulated pension and OPEB liability adjustments, net of income tax of $21.4 million and $25.0 million at December 31, 2009 and 2008, respectively	$(36.8)	$(42.5)
Accumulated unrealized gain (loss) on financial instruments	5.8	(1.0)
Accumulated unrealized foreign currency translation adjustments	37.7	12.9
Accumulated other comprehensive income (loss)	$6.7	$(30.6)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 2. Summary of Significant Accounting Policies  – (continued)

Changes in the components of accumulated other comprehensive income (loss) were as follows ($ in millions):

	For the Years Ended December 31,
	2009			2008			2007
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$9.3	$(3.6)	$5.7	$(34.9)	$13.1	$(21.8)	$13.2	$(5.0)	$8.2
Unrealized gain (loss) on financial instruments	9.9	(3.1)	6.8	(1.6)	0.6	(1.0)	—	—	—
Unrealized foreign currency translation adjustments	24.8	—	24.8	(27.7)	—	(27.7)	32.8	—	32.8
Total	$44.0	$(6.7)	$37.3	$(64.2)	$13.7	$(50.5)	$46.0	$(5.0)	$41.0

Treasury Stock

Common Stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the weighted-average cost basis.

Employee Stock Options

The Company calculates stock option expense based on the grant date fair value. Stock options have not been granted since 2005 and are not expected to be utilized by the Company in the future.

A summary of the status of stock options outstanding as of December 31, 2009 and changes during the three years then ended is presented in Note 15, Stockholders’ Equity.

Restricted Stock

The Company’s restricted stock grants generally vest upon completion of a specified period of time. The fair value of each award is equal to the share price of the Company’s stock on the date of the grant. This cost is recognized over the vesting period of the respective award. As of December 31, 2009, there was $0.4 million of unrecognized compensation cost related to outstanding restricted stock awards, the balance for which is included as an offset to additional paid-in-capital on the consolidated balance sheet. A summary of outstanding restricted stock awards as of December 31, 2009 and 2008 is included in Note 15, Stockholders’ Equity.

Restricted Stock Plan Performance Based Shares

The Company’s Long-Term Incentive Plan, or LTIP, for key executives includes an equity-based award component that is provided through its Restricted Stock Plan, or RSP. The objectives under the LTIP are established for multiple years at the beginning of a performance cycle and are intended to focus management on longer-term strategic goals. The Compensation Committee of the Board of Directors designates participants in the LTIP and RSP and determines the equity-based award opportunity in the form of restricted stock for each performance cycle, which is generally measured on the basis of a 2 or 3-year performance period. Performance is measured on a cumulative basis and a portion of each performance cycle’s restricted stock award opportunity may be earned annually. The restricted shares are considered issued and outstanding when the number of shares becomes fixed, after the annual performance is determined, and such awards vest at the end of the performance cycle. The Company recognizes compensation expense with an offsetting credit to additional paid-in-capital over the performance period based on the fair value of the award at the date of grant, with compensation expense being adjusted cumulatively based on the number of shares expected to be earned according to the level of achievement of performance goals.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 2. Summary of Significant Accounting Policies  – (continued)

Fair Value Option

The Company has elected not to measure its financial instruments or certain commitments at fair value.

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted the provisions of the Accounting Standards Codification (ASC) 805 “Business Combinations”. The standard applies prospectively to business combinations after the beginning of the first annual reporting period beginning on or after December 15, 2008. The objective of ASC 805 is to improve the reporting requirements of business combinations and their effects. It establishes the principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and noncontrolling interest in the acquiree, (b) recognizes and measures goodwill in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this standard had no impact on the Company’s consolidated financial statements and will be applied to future transactions, if any.

Effective January 1, 2009, the Company adopted the provisions of ASC 810, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51.” The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as a part of consolidated earnings and to apply these financial statement presentation requirements retrospectively. Additionally, ASC 810 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The adoption of this standard changed how we present noncontrolling interests in our financial statements and has been retrospectively applied to all periods presented.

Effective January 1, 2009, the Company adopted the provisions of ASC 815-10-50 which requires additional disclosures related to derivative instruments. The adoption of this standard had no financial impact on our consolidated financial statements and only required additional financial statement disclosures. We have applied its requirements on a prospective basis. Accordingly, disclosures related to periods prior to the date of adoption have not been presented (see Note 11. Derivatives for more information).

The Company adopted the provisions for ASC 715-10-50, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” effective for financial statements issued for fiscal years ending after December 15, 2009. The guidance enhances the required disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan, including investment allocations decisions, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risks within plan assets. The Company has incorporated these required disclosures in Note 14. Postretirement and Other Benefits.

Effective January 1, 2010, the Company will adopt the requirements of ASC 810, “Amendments to FASB Interpretation No. 46(R)” which amends the accounting guidance for consolidating variable interest entities and eliminates the concept of qualifying special-purpose entities. The adoption of this guidance is not expected to have any impact on the Company’s consolidated financial statements and will be applied to future variable interest entities, if any.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 3. Accounts Receivable

Accounts receivable are summarized as follows ($ in millions):

	December 31,
	2009	2008
Trade receivables	$63.8	$72.3
Business tax credits, including VAT	11.8	10.7
Hedge contracts receivable	7.3	—
Other receivables	4.0	4.9
Less allowance for doubtful accounts and sales discounts	(1.1)	(0.9)
Total	$85.8	$87.0

Note 4. Inventories

Inventories are valued at the lower of cost using the First-In, First-Out, or FIFO, and weighted average methods, or market. The Company’s inventoriable costs primarily include pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of mill overhead costs. Machine start-up costs or abnormal machine shut downs are expensed in the period incurred and are not inventoried. The definition of market value, with respect to all inventories, is replacement cost or net realizable value. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. At December 31, 2009 and 2008, the Company had inventory reserves of $9.5 million and $5.2 million, respectively.

The following schedule details inventories by major class ($ in millions):

	December 31,
	2009	2008
Raw materials	$35.4	$34.7
Work in process	30.5	25.7
Finished goods	39.4	35.3
Supplies and other	22.0	22.7
Total	$127.3	$118.4

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 5. Property, Plant and Equipment  – (continued)

Property, plant and equipment (and related depreciable lives) consisted of the following ($ in millions):

	December 31,
	2009	2008
Land and improvements	$22.2	$18.1
Buildings and improvements (20 to 40 years or remaining life of relevant lease)	140.4	128.7
Machinery and equipment (5 to 20 years)	706.0	650.4
Construction in progress	7.7	7.4
Gross Property	876.3	804.6
Less: Accumulated Depreciation	475.2	396.8
Property, Plant and Equipment, net	$401.1	$407.8

Depreciation expense was $37.1 million, $41.0 million and $39.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 6. Goodwill and Intangible Assets

The Company evaluates goodwill for impairment as least annually during the fourth quarter. Tests during the fourth quarters of 2009, 2008 and 2007 resulted in no impairment. The changes in the carrying amount of goodwill for each segment for the year ended December 31, 2009, were as follows ($ in millions):

	France	Brazil	Total
Balance as of January 1, 2008	$1.7	$1.1	$2.8
Goodwill acquired during the year	6.4	—	6.4
Foreign currency translation adjustments	(0.7)	—	(0.7)
Balance as of December 31, 2008	$7.4	$1.1	$8.5
Foreign currency translation adjustments	0.5	—	0.5
Balance as of December 31, 2009	$7.9	$1.1	$9.0

The gross carrying amount and accumulated amortization for amortizable intangible assets consisted of the following ($ in millions):

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Customer-related intangibles (French Segment)	$10.0	$4.9	$5.1

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Customer-related intangibles (French Segment)	$10.0	$2.9	$7.1

*	Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $2.1 million and $2.5 million for the years ended December 31, 2009 and 2008, respectively. The Company had no intangible assets other than goodwill prior to 2008. The Company’s customer-related intangibles are amortized to expense using the 150% declining balance

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 6. Goodwill and Intangible Assets  – (continued)

method over a 6-year life. Estimated amortization expense for the next four years is as follows ($ in millions): 2010 — $1.9 million, 2011 — $1.6 million, 2012 — $1.2 million, and 2013 — $0.4 million.

Note 7. Joint Venture with CNTC

The Company’s joint venture with CNTC, China Tobacco Mauduit (Jiangmen) Paper Industry Co. LTD, or CTM, completed construction of a paper mill in 2008. The mill has two paper machines which produce cigarette paper and porous plug wrap. CTM pays to each the Company and CNTC a 2% royalty on net sales of cigarette and porous plug wrap papers. CTM sells its products to CNTC and its subsidiaries. The Company provided technical consulting services to CTM for $0.9 million, $2.0 million and $1.4 million during 2009, 2008 and 2007, respectively.

The Company uses the equity method to account for its 50% ownership interest in CTM. At December 31, 2009 and 2008, the Company’s equity investment in CTM was $16.6 million and $15.4 million, respectively. The Company’s share of the net income (loss) was included in income (loss) from equity affiliates within the consolidated statements of income. Below is summarized balance sheet information as of December 31, 2009 and 2008, and statement of operations information of the China joint venture for the years ended December 31, 2009, 2008 and 2007 ($ in millions):

Balance Sheet Information

	December 31,
	2009	2008
Current assets	$20.9	$11.3
Noncurrent assets	86.2	90.2
Current debt	15.4	13.8
Other current liabilities	6.5	4.4
Long-term debt	51.8	52.0
Other long term liabilities	0.2	0.4
Stockholders’ equity	$33.2	$30.9

Statement of Operations Information

	For the Year Ended December 31,
	2009	2008	2007
			(unaudited)
Net sales	$33.1	$3.3	$—
Gross profit (loss)	9.5	(5.9)	—
Net income (loss)	$2.3	$(7.9)	$(0.2)

Schweitzer-Mauduit made capital contributions to CTM of $1.9 million and $12.8 million in 2008 and 2007, respectively.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 8. Other Assets

Other assets consisted of the following ($ in millions):

	December 31,
	2009	2008
Capitalized software costs, net of accumulated amortization	$20.1	$18.6
Business tax credits, including VAT and ICMS	13.7	8.2
Grantor trust assets	5.4	3.6
Assets held for sale	—	2.9
Other assets	3.9	1.8
Total	$43.1	$35.1

Business tax credits include $10.1 million and $5.5 million of Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, tax credits as of December 31, 2009 and 2008, respectively. The credits, which are a form of value-added tax in Brazil and do not expire, are generated from the production and sale of certain non-tobacco related grades of paper sold in Brazil. During 2009, the Company generated more credits than it utilized due Brazil’s mix of domestic and international sales. Although realization is not certain, the Company believes it is probable the credits will be utilized.

Grantor trust assets consist primarily of cash surrender values in Company-owned life insurance policies held by a trust to be used for the eventual payment of employee deferred compensation. The Company contributed $0.8 million to the trust during 2009.

As a result of the Company’s decision to close the Lee Mills in 2008, the U.S. segment began to market certain properties not used in production. Since the properties were not sold and are not expected to sell within the next twelve months, the Company reclassified the $2.9 million in assets as held for use in property, plant and equipment as of December 31, 2009 from held for sale at December 31, 2008.

Note 9. Restructuring and Impairment Activities

Following an in-depth review by management of our global manufacturing operations, the Company initiated a series of restructuring activities in France, the United States and Brazil. Since 2006, these initiatives have driven a broader effort to efficiently meet global demand for our products while optimizing our paper production capacity utilization. Our restructuring activities have resulted in reduction in capacity of traditional tobacco papers through the closure or substantial restructuring in underutilized, higher cost mills. Restructuring and impairment expenses related to all these actions totaled $50.2 million, $22.1 and 24.0 million for 2009, 2008 and 2007, respectively.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 9. Restructuring and Impairment Activities  – (continued)

The following table summarizes the associated cash and non-cash pretax restructuring expense for 2009, 2008 and 2007 ($ in millions):

	For the Years Ended December 31,			Cumulative Total since 2006
	2009	2008	2007
France
Cash Expense
Severance and other employee related costs	$36.2	$2.0	$8.3	$60.4
Other	—	—	—	0.9
Non-cash Expense
Accelerated depreciation and asset impairments	2.9	15.0	2.1	21.0
Other	1.8	—	—	1.8
Total France Restructuring Expense	$40.9	$17.0	$10.4	$84.1
United States
Cash Expense
Severance and other employee related costs	0.3	0.9	1.5	3.2
Other	0.2	0.5	—	0.8
Non-cash Expense
Accelerated depreciation and asset impairments	9.5	0.8	11.7	26.7
Gain on disposal of assets	—	(0.3)	—	(0.3)
Other	(0.7)	—	—	(0.7)
Total United States Restructuring Expense	$9.3	$1.9	$13.2	$29.7
Brazil
Cash Expense
Severance and other employee related costs	—	1.3	0.4	1.7
Non-cash Expense
Asset impairment charges	—	1.9	—	1.9
Total Brazil Restructuring Expense	$—	$3.2	$0.4	$3.6
Summary
Total cash expense	36.7	4.7	10.2	67.0
Total non-cash expense	13.5	17.4	13.8	50.4
Total Restructuring Expense	$50.2	$22.1	$24.0	$117.4

Restructuring liabilities were classified within accrued expenses in each of the December 31, 2009 and December 31, 2008 consolidated balance sheets. Changes in the restructuring liabilities during 2009 and 2008 are summarized as follows ($ in millions):

	2009	2008
Balance at beginning of year	$5.4	$16.4
Accruals for announced programs	36.7	4.7
Cash payments	(9.1)	(16.0)
Exchange rate impacts	—	0.3
Balance at end of year	$33.0	$5.4

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 9. Restructuring and Impairment Activities  – (continued)

In 2009, the Company recorded severance accruals related to the reorganization of its mill in Quimperlé, France announced in September 2009. Meetings with the unions and the Work’s Council were concluded in December 2009. The Company expects to reduce employment at PDM by 101 people and incur cash severance expenses of $18 million over the remaining service period of the affected employees. During the year ended December 31, 2009, the Company recorded $10.8 million of severance costs and expects to incur $9 million of costs in 2010 related to this plan. Impairment charges during 2009 included a $2.7 million impairment charge for an idled small paper machine and related ancillary assets at our PDM facility in Quimperlé, France. The fair value of this machine was considered to be zero due to its having no alternative use and no estimated salvage value.

The Company recorded $1.1 million during the year ended December 31, 2009 of restructuring expense related to severance accruals in connection with general staff reductions in France announced in the second quarter of 2009.

During 2009, the Company recorded a $9.5 million impairment charge for a large paper machine and related equipment at the Spotswood, New Jersey facility. During our evaluation of alternative courses of action related to recovering the carrying amount of our long-lived assets, management decided the most likely course of action was for our Spotswood operations to concentrate on the online LIP technology we operate for Philip Morris USA. We plan to transfer the remaining production of other cigarette papers from the affected Spotswood machine to our facilities in France and Brazil. As a result of this decision, we determined the machine’s carrying value was not recoverable and the net book value exceeded its fair value by $9.5 million. The fair value of this machine was considered to be zero due to its having no alternative use and no estimated salvage value. The impairment charge reduced the carrying value to the amount of depreciation expense expected until the machine stopped production at the end of the year so that its ending book value was zero.

As a result of our decision to close the Company’s finished tipping paper production facility in Malaucène, France and reduce employment by 209 people, the Company recorded restructuring expense of $26.8 during the year ended December 31, 2009, mostly related to employee severance. We expect to record approximately $1 million of employee severance and other cash expenses during 2010 related to this plan. During 2008, the Company recorded $12.1 million of asset impairment charges as a result of this plan.

In July 2008, the Company announced the exit of the coated papers business in the Brazilian market and a resulting decrease of approximately 100 employees, or 16%, of the then current workforce in Brazil, both effective July 2008. These actions resulted in $1.3 million of severance and other employee-related costs during the third quarter of 2008 and $1.9 million of asset impairment charges during the second quarter of 2008. This plan was completed during 2008.

In October 2007, the Company initiated a 3-part restructuring plan to reduce production capacity for tobacco-related papers in both France and the United States as well as to reduce employment levels in Brazil. The 3-part plan included idling of a base tipping paper machine at Papeteries de Malaucène S.A.S., or PdMal, in Malaucène, France and the shutdown of the Company’s entire operation in Lee, Massachusetts which was completed in 2008. During 2009, the Company reversed $0.5 million of previously accrued charges primarily due to actual severances that were less than its estimates. Charges related to this plan, which is essentially complete, were $5.4 million and $24.0 million during 2008 and 2007, respectively.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 10. Debt

Total debt is summarized in the following table ($ in millions):

	December 31,
	2009	2008
Credit Agreement
U. S. Revolver	$33.0	$92.0
Euro Revolver	11.5	44.6
French Employee Profit Sharing	11.0	11.4
Bank Overdrafts	2.5	23.6
Other	2.1	8.2
Total Debt	60.1	179.8
Less: Current debt	17.7	34.9
Long-Term Debt	$42.4	$144.9

As of December 31, 2009, the Company had availability under its Credit Agreement, of $165.8 million plus availability under bank overdraft facilities of $33.3 million for a total availability of $199.1 million.

Credit Agreement

The Company’s Credit Agreement, which expires July 31, 2012, provides for a $95 million U.S. dollar revolving credit facility, or U.S. Revolver, and an 80 million euro revolving credit facility, or Euro Revolver. Borrowings under the U.S. Revolver decreased to $33.0 million as of December 31, 2009 from $92.0 million as of December 31, 2008. Contractual availability under the U.S. Revolver increased to $62.0 million as of December 31, 2009 from $3.0 million as of December 31, 2008. Borrowings under the Euro Revolver decreased to 8.0 million euros, or $11.5 million, as of December 31, 2009 from 32.1 million euros, or $44.6 million as of December 31, 2008. Contractual availability under the Euro Revolver increased to 72 million euros, or $103.8 million, as of December 31, 2009 from 47.9 million euros, or $66.6 million, as of December 31, 2008.

Under the Credit Agreement, interest rates are at market rates, based on the London Interbank Offered Rate, or LIBOR, for U.S. dollar borrowings and the Euro Interbank Offered Rate, or EURIBOR, for euro borrowings, plus an applicable margin that varies from 0.35% to 0.75% per annum depending on the Net Debt to Adjusted EBITDA Ratio, as defined in the Credit Agreement. As of December 31, 2009 and 2008, the applicable interest rate was 0.6% and 3.2%, respectively on its U.S. dollar borrowings under the Credit Agreement. As of December 31, 2009 and 2008, the interest rate on Euro borrowings under the Credit Agreement was 0.8% and 5.4%, respectively. The Company incurs commitment fees at an annual rate of either 0.30% or 0.35% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to Adjusted EBITDA Ratio as defined in the Credit Agreement. The Company also incurs utilization fees of 0.25% per annum when outstanding borrowings exceed 50% of the total credit facility.

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0. The Company was in compliance with all the financial covenants of the Credit Agreement as of December 31, 2009.

French Employee Profit Sharing

At both December 31, 2009 and 2008, long-term debt other than the U.S. Revolver and the Euro Revolver primarily consisted of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended to invest the funds in a financial institution or to

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 10. Debt  – (continued)

invest the funds with their respective employer. To the extent that funds are invested with the Company, these amounts bear interest at the 5-year treasury note rate in France, 3.97% and 4.57% at December 31, 2009 and 2008, respectively, and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

Bank Overdraft and Other

The Company also has bank overdraft facilities totaling $35.8 million, of which $2.5 million was outstanding at December 31, 2009 and reported as current debt on the consolidated balance sheet. Interest is incurred on outstanding amounts at market rates and was 0.9% and 2.9%, respectively, at December 31, 2009 and 2008. No commitment fees are paid on the unused portion of these facilities.

Other debt consists of non-interest bearing French segment debt with deferred capital repayment from governmental and commercial institutions primarily related to environmental capital improvements and in 2008, debt in Brazil from governmental financing programs and bank institution’s advances on secured receivables. The Brazilian segment debt had market interest rates in Brazil ranging from 5% to 11% and was repaid in December 2009.

Interest Rate Swap Agreements

The Company maintains interest rate swap agreements on a portion of its long-term debt. As of December 31, 2009, the LIBOR rate component on $17.0 million and $16.0 million of the Company’s variable-rate long-term debt was effectively fixed at 1.4% and 1.8%, respectively. The $17.0 million and $16.0 million interest swap agreements expire on March 16, 2010 and May 1, 2010, respectively. The Company also has contracts to fix $33.0 million of variable-rate debt at an average rate of 2.4% effective March 2010 through April 2012. The impact of the swap agreements on the consolidated financial statements was not material for the year ended December 31, 2009. See Note 11. Derivatives for more information.

Principal Repayments

Under the Credit Agreement, the Company selects an “interest period” for each of its borrowings under the U.S. Revolver and Euro Revolver. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company expects to continue to file notices of continuation related to its U.S. Revolver borrowings outstanding at December 31, 2009 such that those amounts are not expected to be repaid prior to the July 2012 expiration of the Credit Agreement. The Company expects to repay its borrowings outstanding on its Euro Revolver within the next twelve months and has classified its Euro Revolver borrowings outstanding as Current Debt. Following are the expected maturities for the Company’s debt obligations as of December 31, 2009 ($ in millions):

2010	$17.7
2011	2.3
2012	34.1
2013	2.6
2014	3.3
Thereafter	0.1
$60.1

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 10. Debt  – (continued)

Fair Value of Debt

At December 31, 2009 and 2008, the estimated fair value of the Company’s current and long-term debt approximated the carrying amount since the interest rates were variable and based on current market indices.

Note 11. Derivatives

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

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. The Company utilizes various forms of interest rate hedge agreements, including interest rate swap agreements, typically with contractual terms no longer than 24 months. Changes in the fair value of our interest rate swaps are recorded to net income each period. See Note 10. Debt for more information about our interest rate swaps.

The following table presents the fair value of asset and liability derivatives and the respective balance sheet location at December 31, 2009 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$7.3	Accounts Payable	$—
Foreign exchange contracts	Other Assets	1.5	Other Liabilities	—
Total derivatives designated as hedges		8.8		—
Derivatives not designated as hedges:
Interest rate contracts	Other Assets	—	Other Liabilities	0.4
Foreign exchange contracts	Accounts Receivable	—	Accounts Payable	0.2
Total derivatives not designated as hedges		—		0.6
Total derivatives		$8.8		$0.6

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 11. Derivatives  – (continued)

The following table provides the effect derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

The Effect of Cash Flow Hedge Derivative Instruments on the Consolidated Income Statement for the Year Ended December 31, 2009
	Change in AOCI Gain/ (Loss)	Location of Gain/(Loss) reclassified from AOCI into Income (Effective Portion)	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain/ (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives designated as hedges:
Foreign exchange contracts	$6.8	Net Sales	$3.0	Other Income/ (Expense)	$—

The following table provides the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives for the Year Ended December 31, 2009
Interest rate contracts	Other Income/(Expense)	$(0.1)
Foreign exchange contracts	Other Income/(Expense)	(0.1)
Total		$(0.2)

Note 12. Accrued Expenses

Accrued expenses consisted of the following ($ in millions):

	December 31,
	2009	2008
Accrued salaries, wages and employee benefits	$46.1	$46.7
Accrued restructuring expenses	33.0	5.4
Accrued income taxes	—	5.5
Other accrued expenses	36.4	34.1
Total	$115.5	$91.7

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 13. Income Taxes

An analysis of the provision (benefit) for income taxes follows ($ in millions):

	For the Years Ended December 31,
	2009	2008	2007
Current income taxes:
U.S. Federal	$3.0	$0.6	$1.1
U.S. State	0.3	0.1	0.1
Foreign	—	19.7	12.9
	3.3	20.4	14.1
Deferred income taxes:
U.S. Federal	5.3	4.8	(3.2)
U.S. State	0.6	0.6	(0.4)
Foreign	3.5	(27.7)	(10.0)
	9.4	(22.3)	(13.6)
Total	$12.7	$(1.9)	$0.5

Income (loss) before income taxes, noncontrolling interest and income (loss) from equity affiliates included income (loss) of $9.6 million in 2009, $(25.9) million in 2008, and $6.7 million in 2007 from operations outside the United States.

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows ($ in millions):

	For the Years Ended December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rate	$16.5	35.0%	$1.1	35.0%	$4.2	35.0%
Tax benefits of foreign legal structure.	(4.2)	(8.9)	(4.2)	(138.3)	(3.2)	(26.6)
Net deferred tax expense from legal entity reorganization	1.0	2.1	1.2	40.0	—	—
Other foreign taxes, net	—	—	0.8	26.7	(0.1)	(0.8)
Other, net	(0.6)	(1.3)	(0.8)	(26.7)	(0.4)	(3.4)
Provision (benefit) for income taxes	$12.7	26.9%	$(1.9)	63.3%	$0.5	4.2%

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 13. Income Taxes  – (continued)

The Company reorganized its legal entity structure in 2008. In conjunction with this reorganization, the Company decided that the undistributed earnings of LTRI will be permanently reinvested which resulted in a net deferred income tax charge of $1.0 million and $1.2 million in 2009 and 2008, respectively.

Deferred income tax assets (liabilities) were comprised of the following ($ in millions):

	December 31,
	2009	2008
Current deferred income tax assets attributable to:
Inventories	$0.3	$(0.1)
Postretirement and other employee benefits.	2.0	1.7
Other accrued liabilities	2.9	3.8
Valuation allowances	(0.2)	—
Other	(2.5)	0.9
Net current deferred income tax assets	$2.5	$6.3
Noncurrent deferred income tax assets attributable to:
Operating loss and tax credit carryforwards	$23.1	$19.0
Postretirement and other employee benefits	11.0	20.2
Accumulated depreciation and amortization	(15.6)	(10.6)
Valuation allowances	(4.9)	(5.8)
Other	3.7	3.6
Net noncurrent deferred income tax assets	$17.3	$26.4
Noncurrent deferred income tax liabilities attributable to:
Accumulated depreciation and amortization	$(58.8)	$(61.9)
Operating loss and tax credit carryforwards	48.3	55.2
Postretirement and other employee benefits	3.9	6.1
Other	(7.6)	(10.4)
Net noncurrent deferred income tax liabilities	$(14.2)	$(11.0)

The net noncurrent deferred income tax assets relate to the U.S., Spanish, and Brazilian and Philippine tax jurisdictions and the net noncurrent deferred income tax liabilities relate to the French, Indonesian and Canadian tax jurisdictions. Total deferred income tax assets were $111.4 and $117.2 million at December 31, 2009 and 2008, respectively. Total deferred income tax liabilities were $105.8 and $95.5 million at December 31, 2009 and 2008, respectively.

Under French tax law, NOLs incurred through 1994 by SMF subsidiaries unrelated to the Company’s businesses were retained by SMF as of January 1, 1995 following SMF’s distribution of those subsidiaries to Kimberly-Clark Corporation in the 1995 spin-off of Schweitzer-Mauduit. Additional NOLs have been generated due to operating losses incurred in recent periods in Brazil, France and the Philippines as a result of lower operating earnings together with substantial restructuring expenses incurred in Brazil and France. Also, NOLs have been generated since 2003 by the SMH tax group in France and by SM-Spain since its formation in 1997.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 13. Income Taxes  – (continued)

The following summarizes the changes in the Company’s NOLs and the related noncurrent deferred income tax asset and valuation allowance for the years ended December 31, 2009, 2008 and 2007 ($ in millions):

	NOLs	Total Asset	Valuation Allowance	Net Asset
Amount at December 31, 2006	$101.7	$34.5	$(3.0)	$31.5
2007 generated, net of utilization	31.6	10.8	(0.5)	10.3
Currency translation effect	14.6	5.1	(0.4)	4.7
Amount at December 31, 2007	147.9	50.4	(3.9)	46.5
2008 generated, net of utilization	74.0	25.4	(0.4)	25.0
Currency translation effect	(18.4)	(6.5)	0.3	(6.2)
Amount at December 31, 2008	203.5	69.3	(4.0)	65.3
2009 generated, net of utilization	(24.9)	(8.7)	(0.2)	(8.9)
Currency translation effect	14.6	4.9	(0.1)	4.8
Amount at December 31, 2009	$193.2	$65.5	$(4.3)	$61.2

Under current tax laws, remaining NOLs in France and Brazil carry forward indefinitely, NOLs in the Philippines expire 3 years subsequent to the year generated and NOLs in Spain expire the later of 15 years subsequent to the year generated or 15 years subsequent to the first year of taxable income in Spain (which was 2000). Of the $193.2 million of NOLs available at December 31, 2009, $1.3 million will expire in 2010 if not utilized against taxable income in the Philippines, and $12.2 million will expire from 2014 to 2023 if not utilized against taxable income in Spain. Valuation allowances related to NOLs in Spain totaled $4.3 million as of December 31, 2009, fully reserving the related deferred tax asset in Spain. The remaining $179.7 million of NOLs are related to France and Brazil and have no expiration date. Although realization is not assured, the Company believes it is more likely than not that the net deferred tax asset of $61.2 million, all of which relates to the NOLs in France, Brazil and the Philippines, will be realized. The Company’s assumptions, judgments and estimates relative to the valuation of these net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount and category of future taxable income and tax planning strategies. Actual future operating results and the underlying amount and category of income in future periods could differ from the Company’s current assumptions, judgments and estimates. However, continued or future operating losses, particularly in Brazil and the Company’s paper operations in France, could result in recording a valuation allowance in a future period. If at a future date the Company determines that the weight of the positive evidence is not sufficient to overcome the negative evidence, a valuation allowance against the Company’s deferred tax assets to reduce these net deferred tax assets to an amount we believe will more likely than not be realizable would be recorded in the period such determination is made.

The following table summarizes the deferred income tax assets related to operating loss and tax credit carryforwards and associated valuation allowances as of December 31, 2009 ($ in millions):

	Total Asset	Valuation Allowance	Net Asset
Net operating loss carryforwards	$65.5	$(4.3)	$61.2
Foreign tax credits, federal research and U.S. states tax credit carryforwards	4.3	(1.0)	3.3
Federal AMT credit carryforwards	1.8	—	1.8
	$71.6	$(5.3)	$66.3

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 13. Income Taxes  – (continued)

In addition to the NOLs above, the Company has federal research credits, certain state credits, primarily for investments in fixed assets in those states, and AMT credits at December 31, 2009. The Company expects to fully utilize all foreign tax credits generated in the current year and unexpired foreign tax credit carryfowards from prior years. Foreign tax credits carryforward 10 years from the date generated. Estimated federal research credits and various U.S. state credits totaled $4.3 million as of December 31, 2009, of which the Company has estimated that $3.3 million of these credits will be realized prior to their expiration and thus have a valuation allowance of $1.0 million at December 31, 2009. The Company’s U.S. federal AMT credits carry forward indefinitely and no valuation allowance has been recorded on the related $1.8 million deferred tax asset at December 31, 2009.

At December 31, 2009, 2008 and 2007 the Company had no significant unrecognized tax benefits related to income taxes.

Note 14. Postretirement and Other Benefits

North American Pension and Postretirement Healthcare and Life Insurance Benefits

The U.S. segment has defined benefit retirement plans that cover substantially all full-time employees. Retirement benefits are based on either a cash balance benefit formula or a final average pay formula for certain employees who were “grandfathered” and retained retirement benefits under the terms of the plan prior to its amendment to include a cash balance benefit formula. For employees under the cash balance formula, the Company annually credits to the employee’s account balance a retirement contribution credit, which is a percentage of the employee’s earnings based on age and years of vesting service in the plan, and an interest credit, based on the average yield for 30-year treasury bills. For employees under the final average pay formula, retirement benefits are based on years of service and generally on the average compensation earned in the highest 5 of the last 15 years of service. Benefits related to the defined benefit and pension plan were frozen effective December 31, 2008 for Ancram hourly employees and effective December 31, 2007 for Spotswood hourly employees. In July 2009, the Company paid $3.3 million to settle its remaining liability and terminate its U.S. supplemental employee retirement plan.

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

French Pension Benefits

In France, employees are covered under a government-administered program. Also, the Company’s French operations sponsor retirement indemnity plans, which pay a lump sum retirement benefit to all of its permanent employees who retire. In addition, the Company’s French operations sponsor a supplemental executive pension plan, which is designed to provide a retirement benefit up to 65% of final earnings, depending upon years of service, and the formula for which the employee is eligible. Plan assets are principally invested in the general asset portfolio of a French insurance company.

U.S. and French Pension and U.S. Other Postretirement Benefit Disclosures

The U.S. pension and OPEB plans and French pension plans accounted for approximately 98% of the Company’s total plan assets and approximately 98% of the Company’s total ABO at December 31, 2009 for the Company and all of its consolidated subsidiaries.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 14. Postretirement and Other Benefits  – (continued)

The Company uses a measurement date of December 31 for its pension plans in the United States and France and other postretirement healthcare and life insurance benefit plans in the United States. The funded status of these plans as of December 31, 2009 and 2008 was as follows ($ in millions):

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2009	2008	2009	2008	2009	2008
Change in Projected Benefit Obligation, or PBO:
PBO at beginning of year	$108.7	$107.0	$39.9	$46.2	$11.6	$12.7
Service cost	—	0.3	1.2	1.7	0.2	0.2
Interest cost	6.5	6.7	1.9	2.2	0.7	0.8
Actuarial (gain) loss	7.8	1.1	(7.1)	1.3	0.9	(0.5)
Participant contributions	—	—	—	—	1.3	0.9
Curtailment benefit	—	—	—	(0.3)	—	—
Gross benefits paid	(10.2)	(6.4)	(1.3)	(9.4)	(2.3)	(2.5)
Currency translation effect	—	—	1.2	(1.8)	—	—
PBO at end of year	$112.8	$108.7	$35.8	$39.9	$12.4	$11.6
Change in Plan Assets:
Fair value of plan assets at beginning of year	$65.9	$94.8	$20.4	$31.3	$—	$—
Actual return on plan assets	14.3	(27.4)	1.2	(0.5)	—	—
Employer contributions	30.6	4.9	(0.1)	(0.3)	1.0	1.6
Participant contributions	—	—	—	—	1.3	0.9
Gross benefits paid	(10.2)	(6.4)	(1.3)	(9.4)	(2.3)	(2.5)
Currency translation effect	—	—	0.6	(0.7)	—	—
Fair value of plan assets at end of year	$100.6	$65.9	$20.8	$20.4	$—	$—
Funded status at end of year	$(12.2)	$(42.8)	$(15.0)	$(19.5)	$(12.4)	$(11.6)

The PBO and Accumulated Benefit Obligations (ABO) exceeded the fair value of pension plan assets for the Company’s U.S. and French defined benefit pension plans as of December 31, 2009 and 2008, as follows ($ in millions):

	United States		France
	2009	2008	2009	2008
PBO	$112.8	$108.7	$35.8	$39.9
ABO	112.8	108.7	29.7	34.0
Fair value of plan assets	100.6	65.9	20.8	20.4

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 14. Postretirement and Other Benefits  – (continued)

As of December 31, 2009, the pre-tax amounts in accumulated other comprehensive loss that have not been recognized as components of net periodic benefit cost for the U.S. and French pension plans and other postretirement benefit plans in the United States are as follows ($ in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Accumulated loss	$52.8	$9.4	$3.0
Prior service credit	—	(7.1)	(0.6)
Accumulated other comprehensive loss	$52.8	$2.3	$2.4

The amounts in accumulated other comprehensive loss at December 31, 2009, which are expected to be recognized as components of U.S. and French net periodic benefit cost in 2010 are as follows ($ in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Amortization of accumulated loss	$(3.3)	$(0.5)	$(0.2)
Amortization of prior service credit	—	0.3	0.1
Total	$(3.3)	$(0.2)	$(0.1)

Assumptions are used to determine the Company’s benefit obligations. The rate used to discount the Company’s PBO back to a present value is the discount rate. The discount rate fluctuates from year to year based on current market interest rates for high-quality fixed-income investments. The Company also evaluates the expected average duration of its pension obligations in determining its discount rate. A change in the discount rate assumption of 25 basis points would change the Company estimated 2010 U.S. pension expense by approximately $0.2 million and have a nominal effect on the Company’s estimated 2010 French pension expense. An assumed long-term rate of compensation increase is also used to determine the PBO. The weighted average assumptions used to determine benefit obligations as of December 31, 2009 and 2008 were as follows:

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2009	2008	2009	2008	2009	2008
Discount rate	5.85%	6.30%	5.00%	5.75%	5.85%	6.30%
Rate of compensation increase	—	—	2.25%	2.25%	3.50%	3.50%

To measure the U.S. postretirement healthcare benefit obligation, the following assumptions were used at December 31, 2009 and 2008:

	2009	2008
Health care cost trend assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 14. Postretirement and Other Benefits  – (continued)

The components of net pension and postretirement healthcare and life insurance benefit costs for U.S. employees and net pension benefit costs for French employees for the years ended December 31, 2009, 2008 and 2007 were as follows ($ in millions):

	Pension Benefits						OPEB Benefits
	United States			France			United States
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Service cost	$—	$0.3	$1.0	$1.2	$1.7	$1.7	$0.2	$0.2	$0.2
Interest cost	6.5	6.7	6.6	1.9	2.2	1.8	0.7	0.8	0.8
Expected return on plan assets	(6.6)	(8.1)	(7.6)	(0.9)	(1.3)	(1.4)	—	—	—
Amortizations and other	4.0	1.3	1.9	0.9	0.7	0.9	—	—	—
Curtailment credit	—	—	(0.1)	—	(0.3)	(0.4)	—	—	—
Net periodic benefit cost	$3.9	$0.2	$1.8	$3.1	$3.0	$2.6	$0.9	$1.0	$1.0

Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The expected long-term rate of return on plan assets is used to reduce the expected gross periodic cost of the Company’s benefits by that amount expected to be earned on assets of the plan. The expected long-term target rate of return on plan assets is based upon the Company’s projected investment mix of plan assets, the assumption that future returns will be close to the historical long-term rate of return experienced for equity and fixed income securities and a 10 to 15 year investment horizon, so that fluctuations in the interim should be viewed with appropriate perspective. A change in the long-term rate of return assumption of 25 basis points would change the Company’s estimated 2010 U.S. pension expense by approximately $0.3 million and have a nominal effect on French pension expense. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Pension Benefits							OPEB Benefits
	United States				France			United States
	2009	2008	2007		2009	2008	2007	2009	2008	2007
Discount rate	6.30%	6.40%	6.40	%(1)	5.00%	5.75%	5.20%	6.30%	6.40%	6.0%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.75%		4.75%	4.75%	4.75%	—	—	—
Rate of compensation increase	—	3.50%	3.50%		2.25%	2.25%	2.25%	3.50%	3.50%	3.50%

(1)	For the period of August 1, 2007 to December 31, 2007, the discount rate was increased to 6.40% from 6.00%.

The Company’s investment strategy with respect to its U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure the plans’ fiscal health. The Company’s investment strategy with respect to its French pension plan assets is to invest plan assets at a low level of risk. The primary goal of the Company’s pension plans is to maintain the highest probability of assuring future benefit payments to participants while providing growth of capital in real terms. To achieve this goal, the investment philosophy is to protect plan assets from large investment losses, particularly over time, while

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 14. Postretirement and Other Benefits  – (continued)

growing the assets as fast as prudently possible. While there cannot be complete assurance that the objectives will be realized, the Company believes that the likelihood of realizing the objectives are reasonable based upon this investment philosophy. The Company has an investment committee that meets formally on a periodic basis to review the portfolio returns and to determine asset mix targets. The U.S. and French pension plan’s asset target allocation by asset category for 2010 and actual allocation by asset category at December 31, 2009 and 2008 were as follows:

	United States			France
	2010 Target	December 31, 2009	December 31, 2008	2010 Target	December 31, 2009	December 31, 2008
Asset Category
Cash and cash equivalents	—%	13%	2%	5%	15%	16%
Equity securities*	60	49	58	25	21	26
Fixed income securities	15	12	14	65	62	55
Alternative investments**	25	26	26	5	2	3
Total	100%	100%	100%	100%	100%	100%

*	Target allocation for equity securities under the U.S. pension plan only for 2010 includes 15% in international equity securities and 10% in domestic small company equity securities with the balance of the allocation in domestic large company equity securities. None of the Company’s pension plan assets are targeted for investment in SWM stock, except that it is possible that 1 or more mutual funds held by the plan could hold shares of SWM.
**	Investments in this category under the U.S. pension plan only may include hedge funds, and may include real estate under the French pension plan.

The Company’s pension assets are classified according to an established fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). A financial instrument’s level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 14. Postretirement and Other Benefits  – (continued)

The following table sets forth by level, within the fair value hierarchy, the U.S. and French pension plans’ assets at fair value as of December 31, 2009 ($ in millions):

Plan Asset Category	U.S. Total	U.S. Level 1 Quoted Prices in Actives Markets for Identical Assets	U.S. Level 2 Significant Observable Inputs	U.S. Level 3 Significant Unobservable Inputs	France Total	France Level 1 Quoted Prices in Actives Markets for Identical Assets	France Level 2 Significant Observable Inputs
Cash equivalents	$12.8	$12.8	$—	$—	$3.0	$3.0	$—
Equity securities	49.8	49.8	—	—	4.4	4.4
Fixed income securities	12.1	4.2	7.9	—	13.4	—	13.4
Alternative investments*	25.9	—	—	25.9	—	—	—
Total	$100.6	$66.8	$7.9	$25.9	$20.8	$7.4	$13.4

*	Alternative investments include ownership interests in shares of registered investment companies.

Values for Level 3 assets may be determined through appraisals and models for illiquid assets. The following table shows the changes in Level 3 asset values ($ in millions):

U.S. Level 3 Asset Reconciliation	U.S. Alternative Investments Total
Beginning balance, January 1, 2009	$21.5
Realized and unrealized gains and (losses)	4.4
Purchases, sales and settlements	—
Transfers in and or out of Level 3	—
Ending balance, December 31, 2009	$25.9

The Company expects the following estimated undiscounted future pension benefit payments for the United States and France and future postretirement healthcare and life insurance benefit payments for the United States, which are to be made from pension plan and employer assets, net of amounts that will be funded from retiree contributions, and which reflect expected future service, as appropriate ($ in millions):

	United States		France
	Pension Benefits	Healthcare and Life Insurance Benefits	Pension Benefits
2010	$7.2	$1.2	$0.8
2011	7.3	1.2	0.9
2012	7.4	1.0	1.3
2013	7.7	1.0	1.7
2014	7.7	0.9	1.7
2015 – 2019	41.5	4.8	16.7

The Company does not expect to contribute during 2010 to its U.S. and French pension plans. The Company expects to pay approximately $1 million during 2010 for its net U.S. postretirement healthcare and life insurance benefits.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 14. Postretirement and Other Benefits  – (continued)

Other Foreign Pension Benefits

In Brazil and Indonesia, employees are covered under government-administered programs. In the Philippines, the employee pension benefits are not significant and therefore are not included in the above disclosures.

Other Benefits

We sponsor a qualified defined contribution plan covering substantially all U.S. employees. Under the plan, the Company matches a portion of employee contributions. The Company’s cost under the plan was $2.0 million, $1.9 million, and $1.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company provides U.S. executives, certain other key personnel and its directors the opportunity to participate in deferred compensation plans. Participating employees can elect to defer a portion of their salaries and certain other compensation. Participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as deferred stock unit credits. The Company’s liability balance under these deferred compensation plans totaled $6.6 million and $3.7 million at December 31, 2009 and 2008, respectively, which were included on the consolidated balance sheet in other liabilities. In connection with these plans, the Company has a grantor trust into which it has contributed funds toward its future obligations under the various plans (See Note 8. Other Assets). The balance of grantor trust assets totaled $5.4 million and $3.6 million at December 31, 2009 and 2008, respectively, which were included in other assets on the consolidated balance sheet.

In accordance with French law, certain salaried employees in France may accumulate unused regular vacation and supplemental hours of paid leave that can be credited to an individual’s Compte Epargne Temps, or CET. The CET account may grow over an individual’s career and the hours accumulated may be withdrawn upon retirement or under other special circumstances at the individual’s then current rate of pay. The balance of the Company’s liability for this program reflected in the accompanying consolidated balance sheets in other liabilities was $8.7 million and $7.3 million at December 31, 2009 and 2008, respectively.

Note 15. Stockholders’ Equity

Equity Participation Plan

The following table presents stock option activity for the years 2009, 2008 and 2007:

	2009		2008		2007
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	803,635	$26.84	821,085	$26.68	1,027,392	$25.59
Forfeited	(28,500)	19.43	(3,500)	34.00	—	—
Exercised	(514,362)	25.94	(13,950)	15.69	(206,307)	21.24
Outstanding at end of year	260,773	29.44	803,635	26.84	821,085	26.68
Options exercisable at year-end	260,773	$29.44	803,635	$26.84	813,085	$26.69

The total intrinsic value of options exercised in 2009, 2008 and 2007 was $13.7 million, $0.1 million and $1.3 million, respectively.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 15. Stockholders’ Equity  – (continued)

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$19.35	11,998	1.0 years	$19.35	11,998	$19.35
$23.05 to $25.97	64,420	2.9	24.32	64,420	24.32
$30.17 to $33.55	184,355	4.5	31.88	184,355	31.88
$19.35 to $33.55	260,773	3.9 years	$29.44	260,773	$29.44

Restricted Stock Plan

The Company’s Restricted Stock Plan, or RSP, is intended to promote its long-term financial success by attracting and retaining outstanding executive personnel and to motivate such personnel by means of restricted stock grants. The Compensation Committee of the Company’s Board of Directors selects participants and establishes the terms of any grant of restricted stock. The Company’s RSP provides that issuance of restricted stock immediately transfers ownership rights in shares of its Common Stock to the recipient of the grant, including the right to vote the shares and to receive dividends thereon, at a share price established by the Compensation Committee in its discretion. The recipient’s continued ownership of and right to freely transfer the restricted stock is subject to such conditions on transferability and to such risks of forfeiture as are established by the Compensation Committee at the time of the grant, which may include continued employment with the Company for a defined period, achievement of specified management performance objectives or other conditions established by the Compensation Committee. The number of shares, which may be issued under this RSP, is limited to the lesser of 1,000,000 shares or the number of treasury shares held by the Company as of the date of any grant. No single participant may be awarded, in the aggregate, more than 50% of the shares authorized to be issued under the RSP. As of December 31, 2009, 385,481 restricted shares had been issued under the RSP of which 118,341 shares of issued restricted stock were not yet vested and for which $0.4 million in unrecognized compensation expense is expected to be recognized over a weighted average period of 1.5 years. The following table presents restricted stock activity for the years 2009, 2008 and 2007:

	2009		2008		2007
	# of Shares	Weighted- Average Fair Value at Date of Grant	# of Shares	Weighted- Average Fair Value at Date of Grant	# of Shares	Weighted- Average Fair Value at Date of Grant
Nonvested restricted shares outstanding at January 1	260,218	$24.43	77,572	$25.88	80,303	$25.62
Granted	18,500	20.05	203,965	24.06	33,000	26.56
Forfeited	(5,000)	19.47	(14,319)	23.84	(4,968)	26.16
Vested	(155,377)	23.88	(7,000)	27.83	(30,763)	22.84
Nonvested restricted shares outstanding at December 31	118,341	$24.68	260,218	$24.43	77,572	$25.88

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 15. Stockholders’ Equity  – (continued)

Restricted Stock Plan Performance Based Shares

During 2009, the Company recognized $7.6 million of compensation expense for 513,220 shares of restricted stock awards that were earned under the 2009 – 2010 award opportunity under the Restricted Stock Plan, with an offsetting credit to additional paid-in capital. The Company recognized $0.1 million of compensation expense during 2008 for 171,852 shares, net of forfeitures, of restricted stock awards that were earned under the 2007 – 2008 award opportunity.

Basic and Diluted Shares Reconciliation

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

	For the Years Ended December 31,
	2009	2008	2007
Numerator (basic and diluted):
Net income (loss) attributable to SWM	$35.6	$0.7	$3.4
Less: Distributed earnings available to participating securities	0.3	0.1	—
Undistributed and distributed earnings available to common shareholders	$35.3	$0.6	$3.4
Denominator:
Average number of common shares outstanding	15,550.1	15,339.7	15,529.4
Effect of dilutive stock-based compensation	453.4	32.7	137.7
Average number of common and potential common shares outstanding	16,003.5	15,372.4	15,667.1

In 2009, 2008 and 2007, certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the Company’s common shares during the respective periods, as summarized below (shares in thousands).

	For the Years Ended December 31,
	2009	2008	2007
Average number of share equivalents not included	368.3	712.2	277.4
Weighted-average option price per share	$28.02	$27.08	$31.79
Expiration date of options	2010 – 2015	2009 – 2015	2008 – 2015
Options outstanding at year-end not included	—	787.1	368.8

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 16. Commitments and Contingencies

Leases

Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of 1 year as of December 31, 2009 are less than $1 million annually over each of the next 5 years and none thereafter. Rental expense under operating leases was $6.0 million for 2009, $6.5 million for 2008 and $5.7 million for 2007.

Other Commitments

The French segment has a minimum purchase agreement for wood pulp and other fibers during 2010 of approximately $27 million and $7 million, respectively. The U.S. segment has an agreement to purchase $2 million in tobacco stems in 2010. PdM has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $2 million per year through 2014; PdM’s future purchases at this mill are expected to be at levels that exceed such minimum levels under the contract.

The Company enters into certain other immaterial contracts from time to time for the purchase of certain raw materials. The Company also enters into certain contracts for the purchase of equipment and related costs in connection with its ongoing capital projects. At December 31, 2009, the Company had $1.9 in commitments for capital projects in the Philippines.

LTRI and PdM have agreements with an energy cogeneration supplier whereby the supplier constructed and operates a cogeneration facility at the mills and supplies steam that is used in the operation of the mills. LTRI and PdM are committed to purchasing minimum annual amounts of steam generated by each of these facilities under the agreements through 2021 and 2020, respectively. These minimum annual commitments together total approximately $4 to $5 million. LTRI’s and PdM’s current and expected requirements for steam are at levels that exceed the minimum levels under the respective contracts.

Our Brazil segment, or SWM-B, and PdM separately have agreements for the transmission and distribution of energy through December 31, 2010. The SWM-B contract for the electrical energy supply covers 100% of the mill’s consumption of electrical energy valued at approximately $4 million for 2010. The PdM agreement provides for the supply of 100% of its requirements for natural gas and associated distribution to service its paper mill. The value of the natural gas and distribution to be provided under this contract is estimated at approximately $11.5 million in for 2010.

As of December 31, 2009, the Company had issued guarantee instruments in connection with certain agreements and as required by regulatory agencies in connection with certain of its ongoing obligations. The Company has a letter of credit to a standby trust of which the State of Massachusetts is the beneficiary in the principal amount of $1.5 million related to its ongoing obligation for post-closure monitoring and maintenance of a landfill site. The Company has a liability recorded at December 31, 2009 of $0.5 million based on its current estimate of the remaining costs to perform such post-closure care. The Company has certain other letters of credit and surety bonds outstanding at December 31, 2009, which are not material either individually or in the aggregate.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 16. Commitments and Contingencies  – (continued)

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

SWM-B has contested the Assessment based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers used in the production of books, newspapers and periodicals, or immune papers, and the raw material inputs used to produce immune papers. Presently, part of the Assessment, for which SWM-B has received favorable lower court rulings, is pending on appeal before the Federal Supreme Court under case number A1588187 and another part of the Assessment, for which SWM-B has primarily received unfavorable lower court rulings, is pending on appeal before the Third Vice Presidency under case no. 2005.134.05319. In January 2010, the State of Rio de Janeiro attempted to execute a tax foreclosure to collect Assessment 2. The Company responded by filing two actions, one in the court of the State of Rio de Janeiro to stay the tax foreclosure, which would include a pledge of SWM-B assets to secure the stay of execution. We are awaiting the Court’s action on this petition. A second action for a writ of prevention was filed with the Supreme Court of Brazil. If granted, this action would prevent the State of Rio de Janeiro from pursuing the tax foreclosure pending final outcome of the appeals and would result in the release of any collateral pledged to secure the state court stay of execution.

SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, since the final resolution involves presentation of the matter to the Supreme Court of Brazil, it is not likely to be finally resolved in the near future. Based on the foreign currency exchange rate at December 31, 2009, the Assessment totaled approximately $30 million as of December 31, 2009, of which approximately $14 million is covered by the above-discussed indemnification. No liability has been recorded in the Company’s consolidated financial statements for the Assessment based on its evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

In February 2004, SWM-B filed suit against the State of Rio de Janeiro in the 11th Court of Public sitting in Rio de Janeiro, case number 2004.001.022063-6, to recover ICMS credits previously reversed in 2000 following receipt of the Assessment. After the Assessment was filed against SWM-B, it changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of having received favorable lower court rulings to the Assessment, SWM-B petitioned the court for permission to offset overpaid ICMS taxes against current tax liabilities. The amount of the claim totals approximately $2 million, based on the foreign currency exchange rate at December 31, 2009. In August 2006, SWM-B filed an interlocutory appeal, which has not yet been ruled upon. As of December 31, 2009, no asset has been recorded for this potential recovery.

Imposto sobre Produtos Industrializados, or IPI, a form of federal value-added tax in Brazil. Schweitzer-Mauduit do Brasil v. Federal Union, Federal Regional Tribunal sitting in Rio de Janeiro, case number 2004.51.04.000502-4 (March 5, 2004).

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 16. Commitments and Contingencies  – (continued)

SWM-B instituted action in March 2004 to recover credits on past and future purchases of raw materials that are exempt from IPI taxes or that carry an IPI tax rate of zero. The recovery would be in the form of presumed credits that could be applied to offset other IPI tax liabilities. The action for recovery is based on the principle in Brazilian law of non-cumulative taxes. The potential recovery of IPI credits, depending upon several contested factors, could be in the range of $10 to $20 million, which amounts the Company considers a gain contingency and has not recorded in its consolidated financial statements. While a favorable ruling was received at the first court level during March 2007, the Company received an unfavorable ruling on the government’s appeal in the Second Degree and the Company has appealed that ruling to the Superior Court of Justice where the matter is still pending. The final resolution of this matter will likely entail judicial proceedings up to and including presentation of the matter to the Supreme Court of Brazil and is not likely to be resolved for several years.

Indemnification Matters

In connection with its spin-off from Kimberly-Clark in 1995, the Company undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to it that were not identified as excluded liabilities in the related agreements. As of December 31, 2009, there are no claims pending under this indemnification that the Company deems to be material.

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

The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada. For these purposes, the Company incurred total capital expenditures of $0.9 million in 2009, and expects to incur $2 million to $3 million in 2010 and less than $1 million in 2011, of which no material amount is the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce the Company’s ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on its financial condition or results of operations.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 17. Acquisition

In January 2008, two of the Company’s French subsidiaries purchased the 28 percent minority interest in LTRI owned by Société Nationale d’Exploitation Industrielle des Tabacs et Allumettes, S.A., a subsidiary of Altadis, S.A., subsequent to which the Company owns 100 percent of LTRI’s outstanding shares. Sole ownership of LTRI was expected to provide enhanced strategic flexibility and improved earnings and cash flow. The purchase price of 35.0 million euros, funded by borrowings under the Company’s Euro Revolver, was allocated to the fair value of the assets acquired and liabilities assumed, including an allocation of $10 million to identifiable intangible assets. The excess of the purchase price over the fair value of the net assets acquired resulted in goodwill of $6.4 million. The following table summarizes the final allocation, of the 35.0 million euros, or $51.3 million, purchase price for the acquisition ($ in millions):

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

The following unaudited pro forma condensed consolidated statement of income data for the year ended December 31, 2007 is presented for illustrative purposes only as a comparison versus the actual 2008 period reported herein. This pro forma data was prepared as though the noncontrolling interest acquisition had occurred on January 1, 2007, the beginning of the period presented. It is not necessarily indicative of the operating results that would have been achieved if the LTRI noncontrolling interest acquisition had occurred on January 1, 2007, nor is it indicative of future operating results. Pro forma financial information for 2008 is not presented since such pro forma income statement information is not materially different from the actual reported statements of income included herein.

	For the Year Ended December 31, 2007
(dollars in millions, except per share amounts)	Historical	Pro Forma Adjustments*	Pro Forma Results
Net sales	$714.8	$—	$714.8
Gross profit	108.1	(3.9)	104.2
Operating profit	17.9	(3.9)	14.0
Interest expense	5.9	2.3	8.2
Income Before Income Taxes	11.9	(6.2)	5.7
Provision (benefit) for income taxes	0.5	(2.1)	(1.6)
Net Income (Loss)	11.4	(4.1)	7.3
Less: Net income attributable to noncontrolling interest	8.0	(8.0)	—
Net Income attributable to SWM	$3.4	$3.9	$7.3
Basic Net Income Per Share	$0.22	$0.25	$0.47
Diluted Net Income Per Share	$0.22	$0.24	$0.46

*	Pro forma adjustments primarily consist of incremental depreciation expense, amortization expense on intangible assets, interest expense, related income tax effects of these expenses and reversal of minority interest in earnings of subsidiaries.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 18. Segment Information

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

Tobacco industry products comprised approximately 90% of the Company’s consolidated net sales in each of the years 2007 through 2009. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

Information about Sales, Profit and Assets

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2. Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements). The Company primarily evaluates segment performance and allocates resources based on operating profit (loss) and cash flow.

For purposes of the segment disclosure in the following tables, the term “United States” includes operations in the United States and Canada. The Canadian operations only produce flax fiber used as a raw material in the U.S. operations. The term “France” includes operations in France, Indonesia and the Philippines. Sales of products between segments are made at market prices and elimination of these sales is referred to in the following tables as intersegment sales. Expense amounts not associated with segments are referred to as unallocated expenses. Assets reported by segment represent assets which are directly used by that segment. Unallocated items and eliminations, net include immaterial balances of the Company’s holding company in Spain.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 18. Segment Information  – (continued)

($ in millions)

	Net Sales
	2009		2008		2007
France	$455.7	61.5%	$495.4	64.5%	$435.0	60.9%
United States	250.9	33.9	226.7	29.5	226.0	31.6
Brazil	76.3	10.3	70.5	9.2	73.0	10.2
Subtotal	782.9	105.7	792.6	103.2	734.0	102.7
Intersegment sales by:
France	(16.7)	(2.3)	(3.5)	(0.5)	(4.2)	(0.6)
United States	(1.8)	(0.2)	(4.9)	(0.6)	(2.8)	(0.4)
Brazil	(24.0)	(3.2)	(16.3)	(2.1)	(12.2)	(1.7)
Subtotal	(42.5)	(5.7)	(24.7)	(3.2)	(19.2)	(2.7)
Consolidated	$740.4	100.0%	$767.9	100.0%	$714.8	100.0%

	Operating Profit (Loss)						Total Assets
	2009		2008		2007		2009		2008
France	$23.7	44.7%	$17.1	101.2%	$27.1	151.4%	$461.5	58.3%	$462.6	63.5%
United States	43.4	81.9	19.3	114.2	5.0	27.9	229.8	29.0	194.2	26.7
Brazil	7.4	14.0	(9.7)	(57.4)	(3.3)	(18.4)	100.6	12.7	71.9	9.8
Subtotal	74.5	140.6	26.7	158.0	28.8	160.9	791.9	100.0	728.7	100.0
Unallocated items	(21.5)	(40.6)	(9.8)	(58.0)	(10.9)	(60.9)	—	—	—	—
Consolidated	$53.0	100%	$16.9	100%	$17.9	100.0%	$791.9	100.0%	$728.7	100.0%

	Capital Spending						Depreciation
	2009		2008		2007		2009		2008		2007
France	$9.2	60.1%	$25.0	70.8%	$27.1	56.8%	$21.9	59.0%	$17.9	61.0%	$22.8	53.9%
United States	5.2	34.0	9.0	25.5	9.6	20.1	11.6	31.3	12.4	25.0	15.5	36.6
Brazil	0.9	5.9	1.3	3.7	11.0	23.1	3.6	9.7	7.2	14.0	4.0	9.5
Consolidated	$15.3	100.0%	$35.3	100.0%	$47.7	100.0%	$37.1	100.0%	$37.5	100.0%	$42.3	100.0%

Information about Geographic Areas

Long-lived assets, excluding deferred income tax assets and certain other deferred charges, were $278.7 million, $87.3 million and $55.2 million in France, the United States and Brazil, respectively, as of December 31, 2009, and $284.4 million, $98.7 million and $43.1 million in France, the United States and Brazil, respectively, as of December 31, 2008.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 18. Segment Information  – (continued)

For purposes of the geographic disclosure in the following table, net sales are attributed to geographic locations based on the location of the Company’s direct customers ($ in millions):

	Net Sales
	2009	2008	2007
Europe and the former Commonwealth of Independent States	$319.0	$352.5	$302.5
United States	205.6	181.7	178.8
Asia/Pacific (including China)	118.4	138.4	130.6
Latin America	55.2	61.2	69.9
Other foreign countries	42.2	34.1	33.0
Consolidated	$740.4	$767.9	$714.8

Note 19. Major Customers

Philip Morris USA Inc., Philip Morris International, BAT, and JTI, together with their respective affiliates and designated converters, accounted for 56%, 49% and 46% of the Company’s 2009, 2008 and 2007 consolidated net sales, respectively. The loss of 1 or more such customers, or a significant reduction in 1 or more of these customers’ purchases, could have a material adverse effect on the Company’s results of operations.

The Company has an exclusive supply arrangement with Philip Morris USA for a jointly-developed banded cigarette paper that is used in lower ignition propensity, or LIP, cigarettes. The Company produces banded cigarette paper in sufficient quantities to support Philip Morris USA’s commercial sales of LIP cigarettes. Under this agreement, Philip Morris USA is obligated to purchase 100% of its requirements for banded cigarette papers for a minimum period of 7 years, and the Company is obligated to supply such product for a minimum of 12 years, which began June 1, 2007.

Philip Morris USA, Phillip Morris International, BAT, and JTI, together with their respective affiliates and designated converters accounted for 47% and 37% of consolidated trade accounts receivable at December 31, 2009 and 2008, respectively.

The Company performs ongoing credit evaluations on all of its customers’ financial condition and generally does not require collateral or other security to support customer receivables. Substantial portions of the Company’s consolidated accounts receivable are due from companies in the tobacco industry, which has been and continues to be under substantial pressure from legal, regulatory and tax developments. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation, regulatory actions and additional taxes may have on the tobacco industry, its financial liquidity or relationships with its suppliers. Nor is it possible to predict what additional legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect the tobacco products industry in general.

In January 2008, we acquired the noncontrolling interest of LTRI. The Company had sales to the former noncontrolling shareholder of LTRI of $27.9 million in 2007.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 20. Supplemental Disclosures

Analysis of Allowances for Doubtful Accounts and Sales Discounts:
($ in millions)

	Balance at Beginning of Year	Charged to Expense	Write-offs and Discounts	Currency Translation	Balance at End of Year
For the Year Ended December 31, 2009
Allowance for doubtful accounts	$0.9	$0.1	$(0.1)	$0.2	$1.1
For the Year Ended December 31, 2008
Allowance for doubtful accounts	$0.6	$0.7	$(0.2)	$(0.2)	$0.9
For the Year Ended December 31, 2007
Allowance for doubtful accounts	$0.5	$0.2	$(0.2)	$0.1	$0.6

Supplemental Cash Flow Information
($ in millions)

	For the Years Ended December 31,
	2009	2008	2007
Interest paid	$5.6	$10.1	$6.6
Interest capitalized	—	0.3	—
Income taxes paid	29.4	23.8	4.2

	2009	2008	2007
	At December 31,
Capital spending in accounts payable and accrued liabilities	$3.0	$1.9	$7.4

Note 21. Quarterly Financial Information (Unaudited)

The following tables summarize the Company’s unaudited quarterly financial data for the years ended December 31, 2009 and 2008 ($ in millions, except per share amounts):

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$184.1	$183.3	$184.5	$188.5	$740.4
Gross Profit	41.6	44.6	51.7	43.3	181.2
Restructuring and Impairment Expense	0.3	13.3	26.9	9.7	50.2
Operating Profit	22.8	12.0	6.5	11.7	53.0
Net Income attributable to SWM	$13.3	$7.1	$4.5	$10.7	$35.6
Net Income Per Share:
Basic	$0.87	$0.46	$0.29	$0.65	$2.27
Diluted	$0.87	$0.45	$0.27	$0.61	$2.20

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 21. Quarterly Financial Information (Unaudited)  – (continued)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$189.8	$202.0	$199.2	$176.9	$767.9
Gross Profit	20.0	24.2	32.5	26.5	103.2
Restructuring and Impairment Expense	2.0	3.7	2.6	13.8	22.1
Operating Profit (Loss)	—	4.8	14.6	(2.5)	16.9
Net Income (Loss) attributable to SWM	$(1.2)	$2.0	$6.7	$(6.8)	$0.7
Net Income (Loss) Per Share:
Basic	$(0.08)	$0.13	$0.43	$(0.44)	$0.04
Diluted	$(0.08)	$0.13	$0.43	$(0.44)	$0.04

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 21. Quarterly Financial Information (Unaudited)  – (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 8, 2010

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

Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Last year the Chief Executive Officer submitted a Section 12(a) CEO Certification to the NYSE and the Chief Executive Officer and Chief Financial Officer submitted the certification required under Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to the Form 10-K filed on March 6, 2009.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, is designed to provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Schweitzer-Mauduit International, Inc. have been detected. As of December 31, 2009, we had no material weaknesses based on our tests using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included herein.

Item 9B. Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the internal control over financial reporting of Schweitzer-Mauduit International, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Schweitzer-Mauduit International, Inc. and subsidiaries as of and for the year ended December 31, 2009 and our report dated March 8, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 8, 2010

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information concerning our directors is hereby incorporated by reference to our 2010 Proxy Statement. Information with respect to our executive officers is set forth in Part I of this Form 10-K under the caption, “Executive Officers.” Executive officers of Schweitzer-Mauduit are elected to hold office until the next annual meeting of the Board of Directors following the annual meeting of stockholders and until election of successors, subject to removal by the Board. There are no family relationships between any of the directors, or any of our executive officers.

Audit Committee Financial Expert

We have a standing audit committee, or the Audit Committee, in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of Messrs. McCullough (Chairman), Caldabaugh, Finn and Rogers. The Board of Directors has determined that Messrs. McCullough, Caldabaugh, Finn and Rogers are “independent” as defined by the requirements of the New York Stock Exchange. The Board of Directors has also determined that Messrs. McCullough, Caldabaugh and Rogers each qualify as an “audit committee financial expert” as defined under Item 407(d)(5)(ii) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of its equity securities to file reports with the Securities and Exchange Commission regarding beneficial ownership of Common Stock and other equity securities of the Corporation. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Information concerning Section 16(a) beneficial ownership reporting is hereby incorporated by reference to our 2010 Proxy Statement.

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

Item 11. Executive Compensation

The information in the section of the 2010 Proxy Statement captioned “Executive Compensation,” including the item captioned “Comprehensive Compensation Discussion and Analysis,” is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the sections of the 2010 Proxy Statement captioned “Security Ownership of Management” and “Security Ownership of Certain Beneficial Holders” is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the section of the 2010 Proxy Statement captioned “Certain Transactions and Business Relationships” is incorporated in this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information in the section of the 2010 Proxy Statement captioned “Audit Committee Report” is incorporated in this Item 14 by reference.

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

3. Exhibits

Exhibit Number	Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended September 30, 2009).
3.2	By-Laws, as amended on and through November 3, 2005 (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 2005).
4.1	Form of Common Stock Certificate as of October 1, 2000 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000).
4.2	Rights Agreement Amended and Restated as of October 1, 2000 (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2000).
10.4	Outside Directors’ Stock Plan Amended and Restated as of February 22, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2009).
10.5	Annual Incentive Plan effective January 1, 2009, Amended and Restated (incorporated by reference to Exhibit 10.24 to Form 10-Q for the quarter ended June 30, 2008).
10.6	Equity Participation Plan Amended and Restated as of April 26, 2001 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2000).
10.7	Long-Term Incentive Plan Amended and Restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2008).
10.8.1	Deferred Compensation Plan, Amended and Restated as of April 21, 2000 (incorporated by reference to Exhibit 10.8.1 to Form 10-Q for the quarter ended March 31, 2000).
10.8.2	Deferred Compensation Plan for Non-Employee Directors, effective April 1, 2000 (incorporated by reference to Exhibit 10.8.2 to Form 10-Q for the quarter ended March 31, 2000).
10.10	Supplemental Benefit Plan Amended and Restated as of December 4, 2008 (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 2008).
10.11	Executive Severance Plan Amended and Restated as of December 4, 2008 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 2008).

Exhibit Number	Exhibit
10.12.1	Second Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of July 1, 2000† (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000).
10.12.2	Amended and Restated Technology Ownership, Technical Assistance and Technology License Agreement by and among Philip Morris Incorporated, Philip Morris Products, Inc. and Schweitzer-Mauduit International, Inc., effective as of July 1, 2000† (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000).
10.12.3	Amended and Restated Addendum to Second Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer-Mauduit International, Inc. for Fine Paper Supply effective as of July 1, 2000† (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2000).
10.12.4	Amendment No. 1 to the Second Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of May 23, 2002† (incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2002).
10.12.5	Amendment No. 2 to the Second Amended and Restated Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of April 28, 2003† (incorporated by reference to Exhibit 10.12.5 to Form 10-Q for the quarter ended June 30, 2003).
10.12.6	Amendment No. 3 to the Second Amended and Restated Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of August 11, 2003† (incorporated by reference to Exhibit 10.12.6 to Form 10-K for the year ended December 31, 2003).
10.12.7	Amendment No. 6 to the Second Amended and Restated Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of December 31, 2004† (incorporated by reference to Exhibit 10.12.7 to Form 10-K for the year ended December 31, 2004).
10.12.8	Amendment No. 5 to the Amended and Restated Addendum to Fine Papers Supply Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc., effective as of December 31, 2004† (incorporated by reference to Exhibit 10.12.8 to Form 10-K for the year ended December 31, 2004).
10.12.9	Amendment No. 7 to the Second Amended and Restated Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of December 31, 2005† (incorporated by reference to Exhibit 10.12.9 to Form 10-K for the year ended December 31, 2005).
10.12.10	Amendment No. 6 to the Amended and Restated Addendum to Fine Papers Supply Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc., effective as of December 31, 2005† (incorporated by reference to Exhibit 10.12.10 to Form 10-K for the year ended December 31, 2005).
10.12.11	Amendment No. 7 to the Amended and Restated Addendum to Fine Papers Supply Agreement between Philip Morris USA Inc. and Schweitzer-Mauduit International, Inc., effective as of April 1, 2009† (incorporated by reference to Exhibit 10.12.11 to Form 10-Q for the quarter ended June 30, 2009).
10.13	Natural Gas Supply Agreement, dated October 5, 2006, by and among Papeteries de Mauduit S.A.S. and ENI S.p.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006).
10.14	Credit Agreement, dated July 31, 2006, by and among, Schweitzer-Mauduit International, Inc., Schweitzer-Mauduit France S.A.R.L. and a group of banks (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2006).

Exhibit Number	Exhibit
10.14.1	Credit Agreement Extension, dated July 17, 2007, by and among, Schweitzer-Mauduit International Inc., Schweitzer-Mauduit France S.A.R.L. and a group of banks (incorporated by reference to Exhibit 10.14.1 to Form 10-Q for the quarter ended September 30, 2009).
10.15	Deferred Compensation Plan No. 2 for Non-Employee Directors Amended and Restated as of December 4, 2008 (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 2008).
10.16	Deferred Compensation Plan No. 2 Amended and Restated as of December 4, 2008 (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 2008).
*10.17	Summary of Non-Management Director Compensation.
*10.18	Summary of Executive Officer Compensation.
10.19	Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2004).
10.20	Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2004).
10.21	Stock Option Agreement (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2004).
10.22	Restricted Stock Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended December 2008).
10.23	Electricity Supply Agreement, dated May 24, 2006, by and among, Schweitzer-Mauduit do Brasil, S.A. and Companhia Energetica do Sao Paulo, or CESP (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2006).
14.1	Code of Conduct, as amended November 3, 2009 (incorporated by reference to Exhibit 14.1 to Form 10-Q for the quarter ended September 30, 2009).
*21	Subsidiaries of the Company.
*23.1	Consent of Independent Registered Public Accounting Firm.
*23.2	Consent of Independent Registered Public Accounting Firm
*24	Powers of Attorney.
*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Φ
*99.1	Financial statements of China Tobacco Mauduit (Jiangmen) Paper Industry Company Ltd. for the years ended December 31, 2009, 2008, and 2007(unaudited).
99.2	Indemnification Agreement (incorporated by reference by Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 2009).

*	Filed herewith.
†	Exhibit has been redacted pursuant to a Confidentiality Request under Rule 24(b)-2 of the Securities Exchange Act of 1934.
Φ	These Section 906 certifications are not being incorporated by reference into the Form 10-K filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
Dated: March 8, 2010	By: /s/ Frederic P. Villoutreix Frédéric P. Villoutreix Chairman of the Board and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Frederic P. Villoutreix Frédéric P. Villoutreix	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 8, 2010
/s/ Peter J. Thompson Peter J. Thompson	Executive Vice President, Finance and Strategic Planning (principal financial officer)	March 8, 2010
/s/ Mark A. Spears Mark A. Spears	Controller (principal accounting officer)	March 8, 2010
* Claire L. Arnold	Director	March 8, 2010
* K.C. Caldabaugh	Director	March 8, 2010
* William A. Finn	Director	March 8, 2010
* Richard D. Jackson	Director	March 8, 2010
* Robert F. McCullough	Director	March 8, 2010
* John D. Rogers	Director	March 8, 2010
* Anderson D. Warlick	Director	March 8, 2010
*By: /s/ John W. Rumely, Jr. John W. Rumely, Jr. Attorney-In-Fact		March 8, 2010

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Form 10-K filing:

•	“Banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.
•	“Binder” is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.
•	“Cigarette paper” wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.
•	“Commercial and industrial products” include lightweight printing and writing papers, coated papers for packaging and labeling applications, business forms, battery separator paper, drinking straw wrap and other specialized papers.
•	“Flax” is a cellulose fiber from a flax plant used as a raw material in the production of certain cigarette papers.
•	“Lower ignition propensity cigarette paper” includes banded and print banded cigarette paper, both of which contain bands, which increase the likelihood that an unattended cigarette will self-extinguish.
•	“Net debt to adjusted EBITDA ratio” is a financial measurement used in bank covenants where “Net Debt” is defined as the current portion of long term debt plus other short term debt plus long term debt less cash and cash equivalents, and
•	“Adjusted EBITDA” is defined as net income excluding extraordinary or one-time items, net income attributable to noncontrolling interest, loss from equity of affiliates, interest expense, income taxes and depreciation and amortization less amortization of deferred revenue.
•	“Net debt to capital ratio” is current and long term debt less cash and cash equivalents, divided by the sum of current debt, long term debt, noncontrolling interest and total stockholders’ equity.
•	“Net debt to equity ratio” is current and long term debt less cash and cash equivalents, divided by noncontrolling interest and total stockholders’ equity.
•	“Net operating working capital” is accounts receivable, inventory, current income tax refunds receivable and prepaid expense, less accounts payable, accrued liabilities and accrued income taxes payable.
•	“Opacity” is a measure of the extent to which light is allowed to pass through a given material.
•	“Operating profit return on assets” is operating profit divided by average total assets.
•	“Plug wrap paper” wraps the outer layer of a cigarette filter and is used to hold the filter materials in a cylindrical form.
•	“Porosity” is a measure of air flow permeability.
•	“Print banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, with bands added to the paper during a printing process, subsequent to the papermaking process.
•	“Reconstituted tobacco” is produced in 2 forms: leaf, or reconstituted tobacco leaf, and wrapper and binder products. Reconstituted tobacco leaf is blended with virgin tobacco as a design aid to achieve certain attributes of finished cigarettes. Wrapper and binder are reconstituted tobacco products used by manufacturers of machine-made cigars.
•	“Restructuring expense” represents expenses incurred in connection with unusual or infrequently occurring activities intended to significantly change the size or nature of the business operations, including significantly reduced utilization of operating equipment, exit of a product or market or a significant workforce reduction.

•	“Tipping paper” joins the filter element to the tobacco-filled column of the cigarette and is both printable and glueable at high speeds.
•	“Wrapper” covers the outside of cigars providing a uniform, finished appearance.

BOARD OF DIRECTORS	OFFICERS
Claire L. Arnold[3,4]
Chief Executive Officer
Leapfrog Services, Inc.
K.C. Caldabaugh[1,2,4]
Principal
Heritage Capital Group
William A. Finn[2,3]
Chairman
AstenJohnson Holding Ltd.
Richard D. Jackson[3,4]
Self-Employed Private Investor
Robert F. McCullough[2]
Self-Employed Private Investor
John D. Rogers[2]
President and Chief Executive Officer
CFA Institute
Anderson D. Warlick
Chief Executive Officer
Parkdale Inc.
Frédéric P. Villoutreix
Chairman of the Board and
Chief Executive Officer
Schweitzer-Mauduit International Inc.	Vera Arthur
Vice President — Human Resources
Michel Fievez
President — European Operations
Otto R. Herbst
Chief Operating Officer
Wilfred A. Martinez
President — the Americas
John W. Rumely, Jr.
General Counsel and Secretary
Mark A. Spears
Controller
Peter J. Thompson
Executive Vice President — Finance
and Strategic Planning
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
Stock Exchange The Common Stock of Schweitzer-Mauduit International, Inc. is listed on the New York Stock Exchange. The ticker symbol is SWM.	Annual Meeting The Annual Meeting of Stockholders will be held on April 22, 2010 at 11:00 a.m. at our Corporate Headquarters located at 100 North Point Center East, Suite 600, Alpharetta, Georgia.