Form 10-Q
period 2010-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2010-05-05
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________to __________________

1-13948
(Commission file number)
______________

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
______________

Delaware	62-1612879
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 North Point Center East, Suite 600
Alpharetta, Georgia	30022
(Address of principal executive offices)	(Zip code)

1-800-514-0186
(Registrant’s telephone number, including area code)
______________

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

There were 18,362,207 shares of common stock, par value $0.10 per share, of the registrant outstanding as of April 30, 2010.

TABLE OF CONTENTS

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

SIGNATURES		27

GLOSSARY OF TERMS

INDEX TO EXHIBITS

EX 31.1	Section 302 Certification of CEO
EX 31.2	Section 302 Certification of CFO
EX 32	Section 906 Certification of CEO and CFO*

	* These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

PART I

ITEM 1.  FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

Net Sales	$193.0	$184.1
Cost of products sold	139.8	142.5

Gross Profit	53.2	41.6

Selling expense	5.3	5.2
Research expense	2.0	1.8
General expense	12.0	11.5
Total nonmanufacturing expenses	19.3	18.5

Restructuring and impairment expense	4.8	0.3

Operating Profit	29.1	22.8

Interest expense	0.4	1.8
Other income (expense), net	(1.0)	0.2

Income Before Income Taxes and Income (Loss) from Equity Affiliates	27.7	21.2

Provision for income taxes	9.7	6.6
Income (loss) from equity affiliates	0.6	(1.3)
Net Income	$18.6	$13.3

Net Income Per Share:

Basic	$1.04	$0.87

Diluted	$1.02	$0.87

Cash Dividends Declared Per Share	$0.15	$0.15

Weighted Average Shares Outstanding:

Basic	17,807,800	15,098,700

Diluted	18,164,400	15,164,400

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$69.9	$56.9
Accounts receivable	95.4	85.8
Inventories	117.0	127.3
Income taxes receivable	3.2	23.4
Other current assets	10.5	6.3
Total Current Assets	296.0	299.7

Property, Plant and Equipment, net	386.3	401.1
Deferred Income Tax Benefits	15.3	17.3
Investment in Equity Affiliates	17.2	16.6
Goodwill and Intangible Assets	13.0	14.1
Other Assets	43.7	43.1

Total Assets	$771.5	$791.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current debt	$6.3	$17.7
Accounts payable	45.5	46.7
Accrued expenses	100.7	115.5
Current deferred revenue	6.0	6.0
Total Current Liabilities	158.5	185.9

Long-Term Debt	42.3	42.4
Pension and Other Postretirement Benefits	37.2	38.4
Deferred Income Tax Liabilities	18.8	14.2
Deferred Revenue	5.4	7.2
Other Liabilities	19.5	21.6
Total Liabilities	281.7	309.7

Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 18,678,575 and 18,633,235 shares issued at March 31, 2010 and December 31, 2009, respectively; 18,362,207 and 17,874,885 shares outstanding at March 31, 2010 and December 31, 2009, respectively	1.9	1.9
Additional paid-in-capital	201.4	205.7
Common stock in treasury, at cost, 316,368 and 758,350 shares at March 31, 2010 and December 31, 2009, respectively	(6.0)	(14.0)
Retained earnings	297.8	281.9
Accumulated other comprehensive income (loss), net of tax	(5.3)	6.7

Total Stockholders’ Equity	489.8	482.2

Total Liabilities and Stockholders’ Equity	$771.5	$791.9

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)
 (dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2008	16,078,733	$1.6	$64.6	748,953	$(14.1)	$255.9	$(30.6)	$277.4
Net income for the three months ended March 31, 2009						13.3		13.3
Adjustments to unrealized foreign currency translation, net of tax							(7.7)	(7.7)
Amortization of postretirement benefit plans’ costs, net of tax							0.7	0.7
Comprehensive income, net of tax								6.3

Dividends declared ($0.15 per share)						(2.3)		(2.3)
Restricted stock issuances, net			(0.3)	(13,500)	0.3			—
Stock-based employee compensation expense			1.8					1.8
Excess tax benefits of stock-based employee compensation			(0.6)					(0.6)
Stock issued to directors as compensation				(1,172)	—			—
Purchases of treasury stock	—	—	—	56,953	(0.8)	—	—	(0.8)
Balance, March 31, 2009	16,078,733	$1.6	$65.5	791,234	$(14.6)	$266.9	$(37.6)	$281.8

Balance, December 31, 2009	18,633,235	$1.9	$205.7	758,350	$(14.0)	$281.9	$6.7	$482.2
Net income for the three months ended March 31, 2010						18.6		18.6
Adjustments to unrealized foreign currency translation, net of tax							(10.4)	(10.4)
Changes in fair value of derivative instruments, net of tax							(2.2)	(2.2)
Amortization of postretirement benefit plans’ costs, net of tax							0.6	0.6
Comprehensive income, net of tax								6.6

Dividends declared ($0.15 per share)						(2.7)		(2.7)
Restricted stock issuances, net			(8.6)	(450,473)	8.6			—
Stock-based employee compensation expense			2.1					2.1
Excess tax benefits of stock-based employee compensation			1.0					1.0
Stock issued to directors as compensation	639		0.1					0.1
Issuance of shares for options exercised	44,701		1.1					1.1
Purchases of treasury stock	—	—	—	8,491	(0.6)	—	—	(0.6)
Balance, March 31, 2010	18,678,575	$1.9	$201.4	316,368	(6.0)	$297.8	(5.3)	$489.8

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
Operations
Net income	$18.6	$13.3
Non-cash items included in net income:
Depreciation and amortization	10.0	10.5
Amortization of deferred revenue	(1.8)	(1.8)
Deferred income tax provision	6.4	6.4
Pension and other postretirement benefits	0.7	(4.2)
Stock-based compensation	2.1	1.8
(Income) loss from equity affiliate	(0.6)	1.3
Other items	(3.6)	—
Net changes in operating working capital	(0.4)	(15.5)
Cash Provided by Operations	31.4	11.8

Investing
Capital spending	(9.9)	(2.6)
Capitalized software costs	(2.7)	(1.1)
Other	3.1	0.6
Cash Used for Investing	(9.5)	(3.1)

Financing
Cash dividends paid to SWM stockholders	(2.7)	(2.3)
Changes in short-term debt	0.5	(12.7)
Proceeds from issuances of long-term debt	43.7	8.5
Payments on long-term debt	(52.5)	(9.3)
Purchases of treasury stock	(0.6)	(0.8)
Proceeds from exercise of stock options	1.1	—
Excess tax benefits of stock-based awards	1.0	(0.6)
Cash Used in Financing	(9.5)	(17.2)

Effect of Exchange Rate Changes on Cash	0.6	0.1

Increase (Decrease) in Cash and Cash Equivalents	13.0	(8.4)

Cash and Cash Equivalents at beginning of period	56.9	11.9

Cash and Cash Equivalents at end of period	$69.9	$3.5

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. GENERAL

Nature of Business

Schweitzer-Mauduit International, Inc., or the Company, is a multinational diversified producer of premium specialty papers headquartered in the United States of America. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications.  Tobacco industry products comprised approximately 94 percent and 95 percent of the Company’s consolidated net sales in the three month periods ended March 31, 2010 and 2009, respectively.  The primary products in the group include cigarette, plug wrap and base tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes and reconstituted tobacco wrappers and binders for machine-made cigars.  These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

The Company is a manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, banded papers for the production of lower ignition propensity, or LIP, cigarettes and the leading independent producer of RTL used in producing blended cigarettes.  The Company conducts business in over 90 countries and currently operates 10 production locations worldwide, with mills in the United States, France, the Philippines, Indonesia and Brazil.  The Company also has a 50 percent equity interest in a mill in China.

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

The results of operations for the three month period ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year.  The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 8, 2010.

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

Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted the requirements of Accounting Standards Codification (ASC) 810, “Amendments to FASB Interpretation No. 46R” which amends the accounting guidance for consolidating variable interest entities and eliminates the concept of qualifying special-purpose entities. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

NOTE 2. NET INCOME PER SHARE

The Company uses the two-class method to calculate earnings per share. The Company has granted restricted stock that contain nonforfeitable rights to dividends on unvested shares. Since these unvested restricted shares are considered participating securities under the two-class method, the Company allocates earnings per share to common stock and participating securities according to dividends declared and participation rights in undistributed earnings.

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

	March 31, 2010	March 31, 2009
Numerator (basic and diluted):
Net income	$18.6	$13.3
Less: Undistributed earnings available to participating securities	0.1	0.2
Less: Distributed earnings available to participating securities	—	—
Undistributed and distributed earnings available to common shareholders	$18.5	$13.1

Denominator:
Average number of common shares outstanding	17,807.8	15,098.7
Effect of dilutive stock-based compensation	356.6	65.7
Average number of common and potential common shares outstanding	18,164.4	15,164.4

Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods.  For the three month period ended March 31, 2009, 777,135 share equivalents resulting from these anti-dilutive stock options were not included in the computations of diluted net income per share.

NOTE 3. INVENTORIES

The following schedule details inventories by major class ($ in millions):

	March 31, 2010	December 31, 2009
Raw materials	$33.9	$35.4
Work in process	31.6	30.5
Finished goods	29.1	39.4
Supplies and other	22.4	22.0
Total	$117.0	$127.3

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each segment for the three months ended March 31, 2010 were as follows ($ in millions):

	France	Brazil	Total
Balance as of January 1, 2010	$7.9	$1.1	$9.0
Foreign currency translation adjustments	(0.4)	—	(0.4)
Balance as of March 31, 2010	$7.5	$1.1	$8.6

The gross carrying amount and accumulated amortization for amortizable intangible assets consisted of the following ($ in millions):
	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Customer-related intangibles (French Segment)	$10.0	$5.6	$4.4	$10.0	$4.9	$5.1
* Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $0.5 million for the three months ended March 31, 2010 and 2009. The Company’s customer-related intangibles are amortized to expense using the 150 percent declining balance method over a 6-year life. Estimated amortization expense for the next four years is as follows (in millions of dollars): 2010—$1.9 million, 2011—$1.6 million, 2012—$1.2 million, and 2013—$0.4 million.

NOTE 5. INVESTMENT IN EQUITY AFFILIATE

The Company’s joint venture with China National Tobacco Corporation, or CNTC, is China Tobacco Mauduit (Jiangmen) Paper Industry Co. LTD, or CTM. CTM has 2 paper machines which produce cigarette paper and porous plug wrap, both of which started production in 2008. The Company uses the equity method to account for its 50 percent ownership interest in CTM. At March 31, 2010 and December 31, 2009, the Company’s equity investment in CTM was $17.2 million and $16.6 million, respectively. The Company’s share of the net income (loss) of CTM was included in income (loss) from equity affiliates within the consolidated statements of income. CTM pays to each the Company and CNTC a 2 percent royalty on net sales of cigarette and porous plug wrap papers. CTM sells its products to CNTC and its subsidiaries.

Below is summarized balance sheet information as of March 31, 2010 and December 31, 2009 and income statement information of the China joint venture for the three months ended March 31, 2010 and 2009 ($ in millions):
Balance Sheet Information	March 31,	December 31,
	2010	2009
	(Unaudited)
Current assets	$25.0	$20.9
Noncurrent assets	84.9	86.2
Current debt	17.6	15.4
Other current liabilities	6.0	6.5
Long-term debt	51.7	51.8
Other long term liabilities	0.2	0.2
Stockholders’ equity	$34.4	$33.2

Statement of Operations Information	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Net sales	$7.6	$3.3
Gross profit	2.9	0.3
Net income (loss)	$1.2	$(2.5)

NOTE 6. RESTRUCTURING ACTIVITIES

The Company incurred restructuring expenses of $4.8 million and $0.3 million in the three month periods ended March 31, 2010 and 2009, respectively, in connection with previously announced restructuring activities. The following table summarizes the associated cash and non-cash, pre-tax restructuring expense for the three months ended March 31, 2010 and 2009 and the associated expense incurred since the 2006 inception of restructuring activities through March 31, 2010 ($ in millions):

	Three Months Ended		Cumulative
	March 31,	March 31,	2006 to March 31,
	2010	2009	2010
France
Cash Expense
Severance and other employee related costs	$4.7	$—	$65.1
Other	—	—	0.9
Non-cash Expense
Accelerated depreciation	—	—	21.0
Other	—	0.3	1.8
Total France Restructuring Expense	$4.7	$0.3	$88.8
United States
Cash Expense
Severance and other employee related costs	$—	$—	$3.2
Other	0.2	—	1.0
Non-cash Expense
Accelerated depreciation and asset impairment charges	(0.1)	—	26.6
(Gain) Loss on disposal of assets	—	—	(0.3)
Other	—	—	(0.7)
Total United States Restructuring Expense	$0.1	$—	$29.8
Brazil
Cash Expense
Severance and other employee related costs	$—	$—	$1.7
Non-cash Expense
Asset impairment charges	—	—	1.9
Total Brazil Restructuring Expense	$—	$—	$3.6
Summary
Total Cash Expense	$4.9	$—	$71.9
Total Non-cash Expense.	(0.1)	0.3	50.3
Total Restructuring Expense	$4.8	$0.3	$122.2

Restructuring liabilities were classified within accrued expenses in each of the consolidated balance sheets as of March 31, 2010 and December 31, 2009.  Changes in the restructuring liabilities during the three month period ended March 31, 2010 and the year ended December 31, 2009 are summarized as follows ($ in millions):
	Three Months Ended	Year Ended
	March 31,	December 31,
	2010	2009
Balance at beginning of year	$33.0	$5.4
Accruals for announced programs	4.9	36.7
Cash payments	(5.5)	(9.1)
Exchange rate impacts	(2.2)	—
Balance at end of period	$30.2	$33.0

NOTE 7. DEBT

Total debt is summarized in the following table ($ in millions):

	March 31,	December 31,
	2010	2009
Credit Agreement
U. S. Revolver	$—	$33.0
Euro Revolver	33.6	11.5
French Employee Profit Sharing	10.3	11.0
Bank Overdrafts	2.5	2.5
Other	2.2	2.1
Total Debt	48.6	60.1
Less: Current debt	6.3	17.7
Long-Term Debt	$42.3	$42.4

Credit Agreement

The Company’s Credit Agreement provides for maximum borrowings of $95 million under its U.S. dollar revolving credit facility, or U.S. Revolver, and 80 million euros under its euro revolving credit facility, or Euro Revolver.  Availability under the U.S. Revolver increased to $95.0 million as of March 31, 2010 from $62.0 million as of December 31, 2009.  Availability under the Euro Revolver decreased to 55.0 million euros, or $73.9 million, as of March 31, 2010 from 72.0 million euros, or $103.8 million, as of December 31, 2009.

As of December 31, 2009, the applicable interest rate on the U.S. Revolver was 0.6%. At March 31, 2010 and December 31, 2009, the applicable interest rate on the Euro Revolver was 0.8%.

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0.  Under the Credit Agreement, interest rates are at market rates, based on the London Interbank Offered Rate, or LIBOR, for U.S. dollar borrowings and the Euro Interbank Offered Rate, or EURIBOR, for euro borrowings, plus an applicable margin that varies from 0.35 % to 0.75 % per annum depending on the Net Debt to Adjusted EBITDA Ratio, as defined in the Credit Agreement.  The Company incurs commitment fees at an annual rate of either 0.30 or 0.35 % of the applicable margin on the committed amounts not drawn, depending on the Net Debt to Adjusted EBITDA Ratio as defined in the Credit Agreement.  The Company also incurs utilization fees of 0.25 % per annum when outstanding borrowings exceed 50 % of the total credit facility.

Bank Overdrafts and Other

The Company had bank overdraft facilities of $33.9 million as of March 31, 2010 and December 31, 2009, of which $31.4 million was available at March 31, 2010 and December 31, 2009.

Other debt consists of non-interest bearing French segment debt with deferred capital repayment from governmental and commercial institutions primarily related to environmental capital improvements and debt in the Philippines.

Interest Rate Swap Agreements

The Company maintains interest rate swap agreements on portions of its long-term debt.  As a result, as of March 31, 2010, the LIBOR rates on $17.0 million, and $16.0 million of the Company’s variable-rate long-term debt were fixed at 2.1 % through March 2012. The impact of the swap agreements on the consolidated financial statements was not material for the three months ended March 31, 2010.

NOTE 8. DERIVATIVES

In the normal course of business, the Company is exposed to foreign currency exchange rate risk and interest rate risk on its variable-rate debt. To manage these risks, the Company utilizes a variety of practices including, where considered appropriate, derivative instruments. The Company has no derivative instruments for trading or speculative purposes nor any derivatives with credit risk related contingent features. All derivative instruments used by the Company are either exchange traded or are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. The fair values of the Company’s derivative instruments are determined using observable inputs and are considered Level 2 assets or liabilities.

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

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at March 31, 2010 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$5.0	Accounts Payable	$—
Foreign exchange contracts	Other Assets	0.7	Other Liabilities	0.2
Total derivatives designated as hedges		5.7		0.2

Derivatives not designated as hedges:
Interest rate contracts	Other Assets	—	Other Liabilities	0.7
Total derivatives not designated as hedges		—		0.7
Total derivatives		$5.7		$0.9

At March 31, 2009, the Company had no asset derivatives. The following table presents the fair value of liability derivatives and the respective balance sheet location at March 31, 2009 ($ in millions):

	Liability Derivatives
	Balance Sheet Location	Fair Value
Derivatives designated as hedges:

Foreign exchange contracts	Accounts Payable	$1.0

Derivatives not designated as hedges:

Interest rate contracts (Note 7)	Other Liabilities	0.4

Foreign exchange contracts	Accounts Payable	—
Total derivatives not designated as hedges		0.4
Total derivatives		$1.4

The following tables provide the effect derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):
The Effect of Cash Flow Hedge Derivative Instruments on the Consolidated Statement of Income for the Three Months Ended March 31, 2010
	Change in AOCI Gain / (Loss)	Location of Gain /(Loss) reclassified from AOCI into Income (Effective Portion)	Gain /(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain / (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain / (Loss) Recognized in Income (Ineffective Portion and Amount excluded from Effectiveness Testing)
Derivatives designated as hedges:
Foreign exchange contracts	$(2.2)	Net Sales	$1.7	Other Income/ (Expense)	$—

The Effect of Cash Flow Hedge Derivative Instruments on the Consolidated Statement of Income for the Three Months Ended March 31, 2009
	Change in AOCI Gain / (Loss)	Location of Gain /(Loss) reclassified from AOCI into Income (Effective Portion)	Gain /(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain / (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain / (Loss) Recognized in Income (Ineffective Portion and Amount excluded from Effectiveness Testing)
Derivatives designated as hedges:
Foreign exchange contracts	$0.3	Net Sales	$(0.3)	Other Income/ (Expense)	$—

The following tables provide the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):
Derivatives not designated as hedging instruments	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31, 2010
Interest rate contracts	Other Income / Expense	$(0.3)

Derivatives not designated as hedging instruments	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31, 2009
Interest rate contracts	Other Income / Expense	$0.1
Foreign exchange contracts	Other Income / Expense	(0.5)
Total		$(0.4)

NOTE 9. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various legal proceedings and disputes (see Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).  Except as noted below, there have been no material developments to these matters during 2010.

On March 31, 2010, the City of Pontiac General Employees’ Retirement System, individually and on behalf of all others similarly situated, sued Schweitzer-Mauduit International, Inc., its Chief Executive Officer, Frédéric P. Villoutreix, and its Chief Financial Officer, Peter J. Thompson, in the United States District Court for the Northern District of Georgia for alleged violations of certain sections and rules of the Securities Act of 1934.

The plaintiffs’ identified a putative class period covering August 5, 2009 to February 10, 2010.  The primary allegations of the suit contend that the defendants misrepresented the strength of the Company’s competitive position in the U.S. and its ability to withstand European competition, particularly in the area of lower ignition propensity papers. Further, the complaint alleges that the defendants concealed threats to the Company’s relationship with Phillip Morris USA, Inc.  As a consequence of these alleged misrepresentations or omissions, the plaintiffs contend that the Company’s stock price was artificially inflated causing the plaintiffs to be damaged in an unspecified amount.

The Company believes that the allegations are without merit as to all defendants and intends to vigorously defend the matter as to itself and its two officers. The Company believes the outcome of this litigation will not have a material adverse impact on the Company’s financial condition.

Environmental Matters

The Company’s operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of the Company’s operations exposes it to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental laws and regulations, it believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation and monitoring of certain hazardous waste disposal sites, or as a result of environmental remediation associated with any of its plant closures, will not have a material adverse effect on its financial condition or results of operations.  However, future events, such as changes in existing laws and regulations, or future claims for remediation of contamination of sites presently or previously owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on its financial condition or results of operations.

Other

In Brazil, we are currently generating more value-added tax credits than we utilize. As of March, 31, 2010, these credits totaled $10.9 million and are classified in other assets in the consolidated balance sheet. We have applied for a special government action in the state of Rio de Janeiro to enable more rapid utilization of these credits.  We expect approval and, if successful, this and other actions should allow our Brazilian operation to utilize more credits than it generates on an annual basis. These credits do not expire; however, if the special action is not obtained, we expect to record an allowance for substantially all of the credits outstanding.

The Company has been advised by Philip Morris – USA that it disputes the manner in which the Company has calculated costs for banded cigarette papers under a cost-plus based contract for this product.  As of March 31, 2010, the disputed amount is approximately $10 million.  While the Company believes that it has properly calculated the amount it invoiced, the ultimate resolution of this dispute, if unfavorable to the Company, could have a material adverse effect on the Company’s results of operations.

NOTE 10. POSTRETIREMENT AND OTHER BENEFITS

The Company sponsors pension benefits in the United States, France, the Philippines and Canada and postretirement healthcare and life insurance, or OPEB, benefits in the United States and Canada.  The Company’s Canadian and Philippines pension and OPEB benefits are not material and therefore are not included in the following disclosures.

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three month periods ended March 31, 2010 and 2009 were as follows ($ in millions):

	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$—	$—	$0.2	$—	$—	$—
Interest cost	1.6	1.6	0.3	1.0	0.2	0.2
Expected return on plan assets	(2.2)	(1.6)	(0.2)	(0.2)	—	—
Amortizations and other	0.8	0.9	0.1	0.2	—	—
Net periodic benefit cost	$0.2	$0.9	$0.4	$1.0	$0.2	$0.2

During the full-year 2010, the Company expects to recognize approximately $3.3 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $0.5 million for its French pension plans.

The Company did not make any contributions to its pension plans during the three months ended March 31, 2010.  The Company paid $0.2 million during the three month period ended March 31, 2010 for its U.S. OPEB benefits and expects to pay a total of $1 to $2 million during the full-year 2010.

NOTE 11. INCOME TAXES

Income before income taxes was income of $27.7 million and $21.2 million for the three month periods ended March 31, 2010 and 2009, respectively.

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision (benefit) for income taxes is as follows ($ in millions):

	Three Months Ended
	March 31, 2010		March 31, 2009
Tax provision (benefit) at U.S. statutory rate	$9.7	35.0%	$7.4	35.0%
Tax benefits of foreign legal structure	(0.5)	(1.8)	(0.8)	(3.9)
Other, net.	0.5	1.8	—	—
Provision (benefit) for income taxes	$9.7	35.0%	$6.6	31.1%

Tax benefits of foreign legal structure result from net foreign tax deductions from the restructuring of the Company’s foreign operations in 2003.  The proportionate effect of this item on the overall effective income tax rate decreases as earnings increase. Other, net includes the effect of a French tax law change, effective January 1, 2010, which resulted in a certain tax that was previously classified as a business tax being reclassified to an income tax for U.S. GAAP accounting purposes.

At March 31, 2010 and December 31, 2009, the Company had no significant unrecognized tax benefits related to income taxes.

The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement.  There were no material income tax penalties or interest accrued during either of the three month periods ended March 31, 2010 or 2009.

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions.  With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2006.

NOTE 12. SEGMENT INFORMATION

The Company operates and manages three reportable segments:  United States, or U.S., France and Brazil.  These segments are based on the geographical location of the Company’s manufacturing operations.  These business segments manufacture and sell Cigarette Papers used to wrap various parts of a cigarette and reconstituted tobacco products, as well as certain non-tobacco industry products.  While the products are similar in each segment, they vary based on customer requirements and the manufacturing capabilities of each of the operations.  Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

The accounting policies of these segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Company primarily evaluates segment performance and allocates resources based on operating profit and cash flow.

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

Net Sales
($ in millions)

	Three Months Ended
	March 31, 2010		March 31, 2009
France	$114.3	59.2%	$111.6	60.6%
United States	68.9	35.7	65.9	35.8
Brazil	19.5	10.1	18.1	9.8
Subtotal	202.7	105.0	195.6	106.2

Intersegment sales by
France	(4.0)	(2.1)	(3.4)	(1.8)
United States	(0.2)	(0.1)	(1.2)	(0.7)
Brazil	(5.5)	(2.8)	(6.9)	(3.7)
Subtotal	(9.7)	(5.0)	(11.5)	(6.2)
Consolidated	$193.0	100.0%	$184.1	100.0%

Operating Profit
($ in millions)

	Three Months Ended
	March 31, 2010		March 31, 2009
France	$15.3	52.6%	$13.0	57.0%
United States	16.6	57.0	13.0	57.0
Brazil	1.2	4.1	2.6	11.4
Unallocated	(4.0)	(13.7)	(5.8)	(25.4)
Consolidated	$29.1	100.0%	$22.8	100.0%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations, current financial position and cash flows. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2009. The discussion of our results of operations and financial position includes various forward-looking statements about our markets, the demand for our products and our future results. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to our business and our company, you should read the section entitled “Factors That May Affect Future Results” included in our Annual Report on Form 10-K for the year ended December 31, 2009.  Unless the context indicates otherwise, references to “we,” “us,” “our,” or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

Executive Summary
($ in millions, except per share amounts)

	Three Months Ended
	March 31, 2010		March 31, 2009
Net sales	$193.0	100.0%	$184.1	100.0%
Gross profit	53.2	27.6	41.6	22.6
Restructuring and impairment expense	4.8	2.5	0.3	0.2
Operating profit	29.1	15.1	22.8	12.4
SWM Net income	18.6	9.6%	13.3	7.2%
Diluted earnings per share	$1.02		$0.87
Cash provided by operations	$31.4		$11.8
Capital spending	$9.9		$2.6

First Quarter Highlights

Net sales were $193.0 million in the three month period ended March 31, 2010, a 4.8 percent increase over the prior-year quarter.  Net sales increased $8.9 million as a result of $10.0 million due to an improved mix of products sold and higher selling prices and $9.3 million in favorable foreign currency exchange rate impacts. These increases were partially offset by $10.4 million in lower sales from our Malaucène, France facility which ceased operations in 2009.

Gross profit was $53.2 million in the three month period ended March 31, 2010, an increase of $11.6 million from the prior-year quarter.  The gross profit margin was 27.6 percent, increased from 22.6 percent in the prior-year quarter.  Restructuring and impairment expenses were $4.8 million and $0.3 million for the three month periods ended March 31, 2010 and 2009, respectively.  Operating profit was $29.1 million in the three month period ended March 31, 2010 versus $22.8 million in the prior-year quarter.  The higher gross profit and operating profit were both primarily due to $3.4 million in improved manufacturing costs, $4.8 million from a favorable mix of products sold and higher selling prices, $3.7 million in cost savings and $1.4 million in favorable foreign currency exchange rate impacts. These benefits were partially offset by $1.7 million in higher inflationary costs primarily from higher wood pulp.

In the first quarter of 2010, interest expense compared to prior-year quarter declined as a result of lower average debt levels and lower interest rates. SWM net income and diluted net income per share improved versus the prior-year by $5.3 million and $0.15 per share, respectively.

Capital spending was $9.9 million and $2.6 million during the three month periods ended March 31, 2010 and 2009, respectively.  The increase in capital spending was primarily due to $4.5 million to establish LIP production capability in the European Union, or EU, and initial construction spending of $3.4 million for a new RTL production facility included in the 2010 period.

Recent Developments

Lower Ignition Propensity Cigarettes

The Company is establishing capacity to produce its proprietary Alginex ® LIP cigarette paper in up to three European locations in advance of EU regulations requiring cigarettes to be LIP compliant, which are expected to become effective during 2011.  The three locations will include an already established third-party manufacturing facility in Belgium, a new wholly-owned operation in Łódź, Poland and a potential third operation at the Company’s paper manufacturing facility, Papeteries de Mauduit (PdM), located in Quimperlé, France.  The Łódź facility, to be called SWM-Poland, is expected to be the main production center of LIP solutions for the Company in Europe and can be readily expanded in capacity beyond the initial planned level.  It is projected to be operational in November 2010 upon completion of equipment installation and building modification investments which are estimated to be approximately $25 million. These investments will be funded from existing credit facilities and available cash.

RTL Philippines construction

Construction of the Company’s Greenfield RTL facility in the Philippines progressed according to schedule during the first quarter.  Primary activities included entering purchase agreements for key equipment components and initiating construction activity primarily concentrated on site preparation.  An official ground breaking ceremony was held in February 2010.  Projections for project costs remain consistent with initial estimates at approximately $117 million.  Upcoming activity will continue to be focused on site construction and equipment fabrication.

Three Months Ended March 31, 2010 Compared with the Three Months Ended March 31, 2009

Net Sales	Three Months Ended				Consolidated Sales
(dollars in millions)	March 31, 2010	March 31, 2009	Change	Percent Change	Volume Change

France	$114.3	$111.6	$2.7	2.4%	4.9%
United States	68.9	65.9	3.0	4.6	(1.2)
Brazil	19.5	18.1	1.4	7.7	(0.4)
Subtotal	202.7	195.6	7.1	3.6
Intersegment	(9.7)	(11.5)	1.8
Total	$193.0	$184.1	$8.9	4.8%	3.3%
N.M. Not meaningful

Net sales were $193.0 million in the three month period ended March 31, 2010 compared with $184.1 million in the prior-year quarter.  The increase of $8.9 million, or 4.8%, consisted of the following ($ in millions):

	Amount	Percent
Changes in product mix and selling prices	$10.0	5.4%
Changes in currency exchange rates	9.3	5.0
Changes due to Malaucène closure	(10.4)	(5.6)
Total	$8.9	4.8%
•
A sales mix which included a higher proportion of high-value products, including cigarette paper for LIP cigarettes, and higher selling prices had a favorable impact of $10.0 million, or 5.4 percent, on net sales.

•
Changes in currency exchange rates had a favorable impact on net sales of $9.3 million, or 5.0 percent, in the three month period ended March 31, 2010 and primarily reflected the impact of a stronger euro compared with the U.S. dollar in the first quarter of 2010 versus the prior-year quarter.

•
Unit sales volumes increased by 3.3 percent in the three month period ended March 31, 2010 versus the prior-year quarter; however, the change had a negligible impact on net sales due to the mix of product volumes.

o	Sales volumes for the French segment increased by 4.9 percent, primarily as a result of higher sales of RTL which more than offset the loss of volumes as a result of the closure of the Malaucène mill.
o	Sales volumes in the United States decreased by 1.2 percent, reflecting reduced sales of certain tobacco-related products.

o	Brazil experienced decreased sales volumes of 0.4 percent as the result of reduced sales of certain tobacco-related products.

French segment net sales of $114.3 million in the three month period ended March 31, 2010 increased by $2.7 million, or 2.4%, versus $111.6 million in the prior-year quarter.  The increase in net sales was primarily the result of increased volumes and a stronger euro relative to the U.S. dollar in the current year period as compared to the prior year period. These increases were partially offset by reduced sales resulting from closing our facility in Malaucène, France.

The U.S. segment net sales of $68.9 million in the three month period ended March 31, 2010 increased by $3.0 million, or 4.6%, compared with $65.9 million in the prior-year quarter.  The increase in net sales of the U.S. segment resulted from an improved mix of products sold and higher selling prices.

The Brazil segment net sales of $19.5 million in the three month period ended March 31, 2010 increased by $1.4 million, or 7.7%, from $18.1 million in the prior-year quarter.  The change was primarily due to the favorable currency translation impacts on net sales from a stronger Brazilian real.

Gross Profit
(dollars in millions)	Three Months Ended
	March 31, 2010	March 31, 2009	Change	Percent Change	Percent of Net Sales
					2010	2009
Net Sales	$193.0	$184.1	$8.9	4.8%	100.0%	100.0%
Cost of products sold	139.8	142.5	(2.7)	(1.9)	72.4	77.4
Gross Profit	$53.2	$41.6	$11.6	27.9%	27.6%	22.6%

Gross profit was $53.2 million in the three month period ended March 31, 2010, an increase of $11.6 million from $41.6 million in the prior-year quarter.  The gross profit margin was 27.6% of net sales in the three month period ended March 31, 2010, increased from 22.6% in the prior-year quarter. Gross profit was favorably impacted by a favorable mix of products sold and higher average selling prices, as well as benefits of cost savings programs and improved mill operations.

Inflationary cost increases, primarily related to higher per ton wood pulp prices, had an unfavorable impact on operating expenses of $1.7 million during the three month period ended March 31, 2010 compared with the prior-year quarter.  The average per ton list price of northern bleached softwood kraft pulp in the United States was $880 per metric ton during the three month period ended March 31, 2010 compared with $680 per metric ton during the prior-year quarter.

Nonmanufacturing Expenses
(dollars in millions)	Three Months Ended
	March 31, 2010	March 31, 2009	Change	Percent Change	Percent of Net Sales
					2010	2009
Selling expense	$5.3	$5.2	$0.1	1.9%	2.8%	2.8%
Research expense	2.0	1.8	0.2	11.1	1.0	1.0
General expense	12.0	11.5	0.5	4.3	6.2	6.2
Nonmanufacturing expenses	$19.3	$18.5	$0.8	4.3%	10.0%	10.0%

Nonmanufacturing expenses increased by $0.8 million, or 4.3%, to $19.3 million from $18.5 million in the prior-year quarter, primarily due to higher incentive compensation accruals.  Nonmanufacturing expenses were 10.0% of net sales in both three month periods ended March 31, 2010 and 2009.

Restructuring and Impairment Expense

Total restructuring and impairment expense of $4.8 million was recognized during the three month period ended March 31, 2010, primarily for French severance expenses at PdM and Malaucène being recorded over the remaining service period of affected employees. Total restructuring and impairment expense of $0.3 million was recognized during the prior-year quarter.

Operating Profit
($ in millions)	Three Months Ended
	March 31,	March 31,		Return on Net Sales
	2010	2009	Change	2010	2009

France	$15.3	$13.0	$2.3	13.4%	11.6%
United States	16.6	13.0	3.6	24.1	19.7
Brazil	1.2	2.6	(1.4)	6.2	14.4
Subtotal	33.1	28.6	4.5
Unallocated expenses	(4.0)	(5.8)	1.8
Total	$29.1	$22.8	$6.3	15.1%	12.4%
N.M. Not meaningful

Operating profit was $29.1 million in the three month period ended March 31, 2010 compared with $22.8 million during the prior-year quarter.  Operating results were higher in France and the U.S. but lower in Brazil.

The French segment’s operating profit was $15.3 million in the three month period ended March 31, 2010, an increase of $2.3 million from $13.0 million in the prior-year quarter.  The increase was primarily due to:
•	Improved product mix and higher selling prices of $3.0 million.
•	Improved LTRI mill operations partially offset by continuing losses at the idled Malaucène facility.
•	Higher sales volumes of $1.6 million.
•	Favorable currency impacts of $1.3 million due to the stronger euro against the dollar.
•	These positive factors were partially offset by $4.4 million in higher restructuring expense due to recording severances over the remaining service period of the affected employees.

The U.S. segment’s operating profit was $16.6 million in the three month period ended March 31, 2010, a $3.6 million increase from operating profit of $13.0 million in the prior-year quarter.
•	Changes in the mix of products sold and higher selling prices increased operating profit by $2.7 million, primarily due to higher sales of cigarette paper for LIP cigarettes.
•	Improved mill operations and benefits of cost savings programs.
•
These positive factors were partially offset by $1.5 million in higher nonmanufacturing expense, a $1.4 million unfavorable impact from lower volumes and $0.6 million impact of higher inflationary costs.

Brazil’s operating profit was $1.2 million during the three month period ended March 31, 2010, compared with a $2.6 million during the prior-year quarter.  The decreased operating profit was primarily due to:
•	Higher inflationary costs of $0.9 million.
•	Lower selling prices and an unfavorable product mix of $0.9 million.
•	These factors were partially offset by $0.7 million in improved mill operations and benefits of cost savings programs.

Non-Operating Expenses

Interest expense of $0.4 million in the three month period ended March 31, 2010 decreased from $1.8 million in the prior-year quarter.  Average debt levels were lower during the three month period ended March 31, 2010 versus the prior-year quarter, and our weighted average effective interest rate was lower.  The weighted average effective interest rates on our debt facilities were approximately 1.6 % and 2.5% percent for the three month periods ended March 31, 2010 and 2009, respectively.

Other income (expense), net was expense of $1.0 million versus income of $0.2 million for the three month periods ended March 31, 2010 and 2009, respectively, primarily due to foreign currency transaction impacts.

Income Taxes

The provision for income taxes in the three month period ended March 31, 2010 reflected an effective tax rate of 35% compared with 31% in the prior-year quarter.  The difference in effective tax rates was primarily due to a French law, effective January 1, 2010, which changed the classification of a business tax to an income tax for U.S. GAAP accounting purposes. Both periods reflected the tax benefits of our foreign holding company structure.

Income (Loss) from Equity Affiliates

Income from equity affiliates was $0.6 million in the three months ended March 31, 2010 compared with a loss of $1.3 million during the three months ended March 31, 2009.  These results reflected the operations of our joint venture in China. The joint venture’s sales volume and production yields increased during the first quarter 2010 compared to the prior-year quarter when it was still in the early stages of its operations.

Net Income and Income per Share

Net income for the three month period ended March 31, 2010 was $18.6 million, or $1.02 per diluted share, compared with $13.3 million, or $0.87 per share, during the prior-year quarter.  The increase in net income in 2010 was primarily due to an increase in mix to higher-value products, higher average selling prices and benefits of cost savings programs including strategic actions taken over the last four years to restructure the business.

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

Cash Requirements

As of March 31, 2010, we had net operating working capital of $75.5 million and cash and cash equivalents of $69.9 million, compared with net operating working capital of $78.1 million and cash and cash equivalents of $56.9 million as of December 31, 2009.  Changes in these amounts include the impacts of changes in currency exchange rates which are not included in the changes in operating working capital presented on the consolidated statements of cash flow.

Cash Flows from Operating Activities
($ in millions)	Three Months Ended
	March 31, 2010	March 31, 2009

Net income	$18.6	$13.3
Non-cash items included in net income:
Depreciation and amortization	10.0	10.5
Amortization of deferred revenue	(1.8)	(1.8)
Deferred income tax provision	6.4	6.4
Stock-based compensation	2.1	1.8
Pension and other postretirement benefits	0.7	(4.2)
Income (loss) from equity affiliate	(0.6)	1.3
Other items	(3.6)	—
Net changes in operating working capital	(0.4)	(15.5)
Cash Provided by Operations	$31.4	$11.8

Net cash provided by operations was $31.4 million in the three months ended March 31, 2010 compared with $11.8 million provided by operations in the prior-year first quarter.  Our net cash provided by operations changed favorably by $19.6 million in 2010, primarily due to receipt of an income tax refund in France of approximately $19 million and $5.3 million increase in net income.

Operating Working Capital
($ in millions)	Three Months Ended
	March 31, 2010	March 31, 2009
Changes in operating working capital
Accounts receivable	$(18.5)	$—
Inventories	6.4	(0.2)
Prepaid expenses	(2.3)	(1.3)
Accounts payable	1.5	(12.4)
Accrued expenses	(9.0)	1.1
Accrued income taxes	21.5	(2.7)
Net changes in operating working capital	$(0.4)	$(15.5)

In the three month period ended March 31, 2010, net changes in operating working capital contributed unfavorably to cash flow by $0.4 million, primarily due to increases in accounts receivable due to higher sales and payments of previously accrued restructuring costs, mostly offset by receipt of a French income tax refund in the 2010 period. During 2010, the Company expects to pay from $35 million to $40 million in restructuring costs primarily for employee severances most of which have already been accrued. We expect remaining accrued severances, if any, would be paid in 2011.

In the prior-year quarter, net changes in operating working capital contributed unfavorably to cash flow by $15.5 million, primarily due to lower accounts payable in part as a result of a French law limiting vendor payment terms to 60 days.

Cash Flows from Investing Activities
(dollars in millions)	Three Months Ended
	March 31, 2010	March 31, 2009

Capital spending	$(9.9)	$(2.6)
Capitalized software costs	(2.7)	(1.1)
Other	3.1	0.6
Cash Used for Investing	$(9.5)	$(3.1)

Cash used for investing activities was $9.5 million in the three month period ended March 31, 2009 versus $3.1 million during the prior-year quarter.

Capital Spending and Capitalized Software Costs

Capital spending was $9.9 million and $2.6 million in the three month periods ended March 31, 2010 and 2009, respectively. The increase in capital spending was primarily due to establishing LIP production capabilities in the EU and construction of a new reconstituted tobacco facility in the Philippines for which capital spending of $4.5 million and $3.4 million was incurred, respectively, in the three month period ended March 31, 2010. We expect to spend approximately $117 million on the new reconstituted tobacco facility in the Philippines of which approximately $37 million is under contract and will be paid by the end of 2011. We expect to spend approximately $25 million for equipment to make LIP cigarette papers in Europe, of which approximately $16 million is under contract and will be paid during 2010. In the first quarter of 2009, no individual capital projects exceeded $1.0 million of capital spending.

Capitalized software costs were $2.7 million and $1.1 million for the three month periods ended March 31, 2010 and 2009, respectively. During the full year 2010, the Company expects to spend approximately $8 million to implement new enterprise resource planning software in Brazil and the United States.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada.  For these purposes, we expect to incur capital expenditures of approximately $2 to $3 million in 2010 and less than $1 million in 2011, of which no material amount is the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

Total capital spending for 2010 is expected to be $105 million to $115 million, including $90 to $100 million for the planned RTL expansion in the Philippines and EU LIP expansion.

Cash Flows from Financing Activities
($ in millions)	Three Months Ended
	March 31, 2010	March 31, 2009

Cash dividends paid to SWM stockholders	$(2.7)	$(2.3)
Net proceeds from (payments on) borrowings	(8.3)	(13.5)
Purchases of treasury stock	(0.6)	(0.8)
Proceeds from exercises of stock options	1.1	—
Excess tax benefits of stock-based awards	1.0	(0.6)
Cash Used in Financing	$(9.5)	$(17.2)

Financing activities during the quarter ended March 31, 2010 included borrowings of $44.2 million and net repayments of debt totaling $52.5 million for a net repayment of $8.3 million. Cash dividends paid to SWM stockholders were $2.7 million in the first quarter of 2010.

Financing activities during the prior-year quarter included borrowings of $8.5 million and net repayments of debt totaling $22.0 million for a net repayment of $13.5 million.  Cash dividends paid to SWM stockholders were $2.3 million in the first quarter of 2009.

Dividend Payments

We have declared and paid quarterly dividends of $0.15 per share since the second quarter of 1996.  On April 22, 2010, the Board of Directors authorized a quarterly cash dividend of $0.15 per share of common stock.  The dividend will be payable on June 23, 2010, to stockholders of record on May 21, 2010. We expect to continue this level of dividend.  However, the decision to declare a dividend is made quarter by quarter and is based upon a number of factors including, but not limited to, earnings, funding of strategic opportunities and our financial condition.  A decision could be made to cancel, suspend, modify or change the form of future dividend payments.

Share Repurchases

We repurchased 8,491 shares of our common stock during the three month period ended March 31, 2010 at a cost of $0.6 million. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Debt Instruments and Related Covenants
($ in millions)	Three Months Ended
	March 31, 2010	March 31, 2009
Changes in short-term debt	$0.5	$(12.7)
Proceeds from issuances of long-term debt	43.7	8.5
Payments on long-term debt	(52.5)	(9.3)
Net (payments on) proceeds from borrowings	$(8.3)	$(13.5)

Net payments on long-term debt were $8.8 million and proceeds from short-term debt were $0.5 million during the first quarter of 2010.

Availability under the U.S. Revolver increased to $95.0 million as of March 31, 2010 from $62.0 million as of December 31, 2009.  Availability under the Euro Revolver decreased to 55.0 million euros, or $73.9 million, as of March 31, 2010 from 72.0 million euros, or $103.8 million, as of December 31, 2009.We also had availability under our bank overdraft facilities and lines of credit of $31.4 million as of March 31, 2010.

The Credit Agreement contains covenants that are customary for facilities of this type that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0.  As of March 31, 2010, the net debt to equity ratio was (0.04), and the net debt to adjusted EBITDA ratio was (0.14).  We could have borrowed the remaining contractual availability under the Credit Agreement as of March 31, 2010 without having exceeded the 3.0 net debt to adjusted EBITDA ratio.  The Company was in compliance with all the financial covenants of the Credit Agreement as of March 31, 2010.

Our total debt to capital ratios at March 31, 2010 and December 31, 2009 were 9.0% and 11.1%, respectively.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits.  The pension obligations are funded by our separate pension trusts, which held $121.4 million in assets at December 31, 2009.  The combined postretirement benefit obligation of our U.S. and French pension plans was underfunded by $27.2 million as of December 31, 2009.  We are not required to make contributions to these plans during 2010.

Other Commitments. The French segment has minimum purchase agreements for wood pulp and other fibers of $27 million and $7 million during 2010, respectively.  The U.S. segment has an agreement to purchase $2 million in tobacco stems in 2010. Papeteries de Mauduit, or PdM, has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $2 million per year through 2014.  Our future purchases at PdM are expected to be at levels that exceed such minimum levels under the contract.

LTRI and PdM are committed to purchasing minimum annual amounts of steam provided by cogeneration facilities for the next 11 to 13 years.  These minimum annual commitments together total approximately $4 to $5 million.  LTRI’s and PdM’s current and expected requirements for steam are at levels that exceed the minimum levels under the respective contracts.

Brazil, or SWM-B, and PdM have separately entered into agreements for the transmission and distribution of energy.  The SWM-B contract for the electrical energy supply is effective through December 31, 2010 covering 100 percent of the mill’s consumption of electrical energy.  The value of the electric energy to be provided under this contract is estimated at approximately $4 million.  The PdM natural gas agreement provides for the supply of 100 percent of its requirements for natural gas and associated distribution to service its paper mill.  The value of the natural gas and distribution to be provided under this contract is estimated at approximately $11.5 million in 2010.

Employee Labor Agreements.  Hourly employees at the Spotswood, New Jersey and Ancram, New York mills are represented by locals of the United Steel Workers Union.  The collective bargaining agreement at our Spotswood mill is effective through July 28, 2010.  The collective bargaining agreement at our Ancram, New York mill is a 3-year agreement effective through September 30, 2011.

Hourly employees at our Saint-Girons, Quimperlé, and Spay, France mills are union represented.  The collective bargaining agreements at our Saint-Girons and Quimperlé mills are effective through June 30, 2010 and December 31, 2010, respectively.  The Spay mill is operating pursuant to a collective bargaining agreement that expired March 31, 2010 while negotiations are ongoing.  The collective bargaining agreement at our Medan, Indonesia mill expires June 30, 2011.

Outlook

We face a more challenging business environment over the balance of 2010 due to expected further increases in purchased wood pulp prices and unfavorable foreign currency translation impacts from the weakening of the euro to the U.S. dollar.   Although sales volumes increased during the first quarter 2010 over the prior year, the gains were isolated.  We expect a low, single-digit decline in world-wide demand, excluding China, for our tobacco paper products during 2010. Full-year growth rates for RTL are still expected to be in the mid-single digit level, but likely below the strong rate experienced during the first quarter.  Despite these anticipated challenges, we remain focused on sustaining operational performance and earnings improvements across our business as seen during the first quarter of 2010.

Beyond near-term operational performance, we continue to advance our ambitious long-term business plans.  Activity is currently concentrated on construction of the new, Greenfield RTL facility in the Philippines, advancing efforts to create LIP capacity in Europe, securing agreements for EU LIP customer requirements and finalizing plans for an RTL joint venture in China.  We continue to support LIP patent infringement litigation in the U.S., but do not expect resolution during 2010.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act.  These statements include those in the “Outlook” section and our expectations elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operation, and in “Risk Factors” in Item 1A.  They also include statements containing “expect,” “anticipate,” “project,” “appears,” “should,” “could,” “may,” “typically” and similar words.  Actual results may differ materially from the results suggested by these statements for a number of reasons, including the following:

•
Schweitzer-Mauduit has manufacturing facilities in 6 countries, a joint venture in China, and sells products in over 90 countries.  As a result, it is subject to a variety of import and export, tax, foreign currency, labor and other regulations within these countries. Changes in these regulations, or adverse interpretations or applications, as well as changes in currency exchange rates, could adversely impact the Company’s business in a variety of ways, including increasing expenses, decreasing sales, limiting its ability to repatriate funds and generally limiting its ability to conduct business.  In Brazil, we are currently generating more value-added tax credits than we utilize.  As of March, 31, 2010, these credits totaled $10.9 million.  We have applied for a special government action in the state of Rio de Janeiro to enable more rapid utilization of these credits.  We expect approval and, if successful, this and other actions should allow our Brazilian operation to utilize more credits than it generates on an annual basis. These credits do not expire; however, if the special action is not obtained, we will record an allowance for substantially all of the current balance.

•
The Company’s sales are concentrated to a limited number of customers.  In 2009, 56% of its sales were to its four largest customers.  The loss of one or more of these customers, or a significant reduction in one or more of these customers' purchases, could have a material adverse effect on the Company’s results of operations.

•
The Company’s financial performance is materially impacted by sales of both reconstituted tobacco products and cigarette paper for lower ignition propensity cigarettes.  A significant change in sales or production volumes, pricing or manufacturing costs of these products could have a material impact on future financial results. In this regard, the Company has been advised by Philip Morris – USA that it disputes the manner in which the Company has calculated costs for banded cigarette papers under a cost-plus based contract for this product.  As of March 31, 2010, the disputed amount is approximately $10 million.  While the Company believes that it has properly calculated the amount it invoiced, the ultimate resolution of this dispute, if unfavorable to the Company, could have a material adverse effect on the Company’s results of operations.

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

For additional factors and further discussion of these factors, please see our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at March 31, 2010 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2010. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and disputes (see Note 15, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009). Except as noted below, there have been no material developments to these matters during 2010.

On March 31, 2010, the City of Pontiac General Employees’ Retirement System, individually and on behalf of all others similarly situated, sued Schweitzer-Mauduit International, Inc., its Chief Executive Officer, Frédéric P. Villoutreix, and its Chief Financial Officer, Peter J. Thompson, in the United States District Court for the Northern District of Georgia for alleged violations of certain sections and rules of the Securities Act of 1934.

The plaintiffs’ identified a putative class period covering August 5, 2009 to February 10, 2010.  The primary allegations of the suit contend that the defendants misrepresented the strength of the Company’s competitive position in the U.S. and its ability to withstand European competition, particularly in the area of lower ignition propensity papers. Further, the complaint alleges that the defendants concealed threats to the Company’s relationship with Phillip Morris USA, Inc.  As a consequence of these alleged misrepresentations or omissions, the plaintiffs contend that the Company’s stock price was artificially inflated causing the plaintiffs to be damaged in an unspecified amount.

The Company believes that the allegations are without merit as to all defendants and intends to vigorously defend the matter as to itself and its two officers. The Company believes the litigation will not have a material adverse impact on the Company’s financial condition.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table indicates the amount of shares of the Company’s common stock it has repurchased during 2010 and the remaining amount of share repurchases currently authorized by our Board of Directors as of March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum amount of shares that May Yet Be Purchased under the Programs
			(# shares)	($ in millions)	($ in millions)
January 2010	—	—	—	—
February 2010	—	—	—	—
March 2010	8,491	$70.35	8,491	$0.6
Total First Quarter 2010	8,491	$70.35	8,491	$0.6	$18.6	*
*On December 4, 2008, our Board of Directors authorized the repurchase of shares of our Common Stock during the period January 1, 2009 to December 31, 2010 in an amount not to exceed $20.0 million.

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

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ PETER J. THOMPSON	By:	/s/ MARK A. SPEARS
	Peter J. Thompson		Mark A. Spears
	Executive Vice President, Finance		Corporate Controller
	& Strategic Planning		(principal accounting officer)
(duly authorized officer and
principal financial officer)

	May 5, 2010		May 5, 2010

GLOSSARY OF TERMS

The following are definitions of certain terms used in our Form 10-Q and 10-K filings:

•	“Banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.

•	“Binder” is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.

•	“Cigarette paper” wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.

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

•
“Restructuring and impairment expense” represents expenses incurred in connection with activities intended to significantly change the size or nature of the business operations, including significantly reduced utilization of operating equipment, exit of a product or market or a significant workforce reduction and charges to reduce property, plant and equipment to its fair value.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended March 31, 2010

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