Form 10-Q
period 2010-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2010-08-04
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

There were 18,361,113 shares of common stock, par value $0.10 per share, of the registrant outstanding as of July 30, 2010.

TABLE OF CONTENTS

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

SIGNATURES		32

GLOSSARY OF TERMS

INDEX TO EXHIBITS

EX 10.12.3
Amended and Restated Addendum to Second Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of July 1, 2000.

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Month Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net Sales	$182.9	$183.3	$375.9	$367.4
Cost of products sold	138.0	138.7	277.8	281.2

Gross Profit	44.9	44.6	98.1	86.2

Selling expense	4.6	5.5	9.9	10.7
Research expense	2.1	2.2	4.1	4.0
General expense	10.6	11.6	22.6	23.1
Total nonmanufacturing expenses	17.3	19.3	36.6	37.8

Restructuring and impairment expense	4.0	13.3	8.8	13.6

Operating Profit	23.6	12.0	52.7	34.8

Interest expense	0.6	1.3	1.0	3.1
Other expense, net	0.3	0.6	1.3	0.4

Income Before Income Taxes and Income (Loss) from Equity Affiliates	22.7	10.1	50.4	31.3

Provision for income taxes	8.6	1.9	18.3	8.5
Income (loss) from equity affiliates	0.7	(1.1)	1.3	(2.4)
Net Income	$14.8	$7.1	$33.4	$20.4

Net Income Per Share:

Basic	$0.80	$0.46	$1.84	$1.33

Diluted	$0.78	$0.45	$1.80	$1.32

Cash Dividends Declared Per Share	$0.15	$0.15	$0.30	$0.30

Weighted Average Shares Outstanding:

Basic	17,820,200	15,175,600	17,813,000	15,137,400

Diluted	18,137,500	15,433,700	18,150,100	15,299,300

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$91.9	$56.9
Accounts receivable	83.4	85.8
Inventories	106.7	127.3
Income taxes receivable	5.0	23.4
Other current assets	11.1	6.3
Total Current Assets	298.1	299.7

Property, Plant and Equipment, net	371.4	401.1
Deferred Income Tax Benefits	13.4	17.3
Investment in Equity Affiliates	18.0	16.6
Goodwill and Intangible Assets	11.7	14.1
Other Assets	46.6	43.1

Total Assets	$759.2	$791.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current debt	$7.1	$17.7
Accounts payable	49.6	46.7
Accrued expenses	89.4	115.5
Current deferred revenue	6.0	6.0
Total Current Liabilities	152.1	185.9

Long-Term Debt	39.7	42.4
Pension and Other Postretirement Benefits	35.5	38.4
Deferred Income Tax Liabilities	21.2	14.2
Deferred Revenue	3.3	7.2
Other Liabilities	19.6	21.6
Total Liabilities	271.4	309.7

Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 18,679,281 and 18,633,235 shares issued at June 30, 2010 and December 31, 2009, respectively; 18,361,113 and 17,874,885 shares outstanding at June 30, 2010 and December 31, 2009, respectively...	1.9	1.9
Additional paid-in-capital	202.9	205.7
Common stock in treasury, at cost, 318,168 and 758,350 shares at June 30, 2010 and December 31, 2009, respectively	(6.2)	(14.0)
Retained earnings	309.9	281.9
Accumulated other comprehensive income (loss), net of tax	(20.7)	6.7

Total Stockholders’ Equity	487.8	482.2

Total Liabilities and Stockholders’ Equity	$759.2	$791.9

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)
 (dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2008	16,078,733	$1.6	$64.6	748,953	$(14.1)	$255.9	$(30.6)	$277.4
Net income for the six months ended June 30, 2009						20.4		20.4
Adjustments to unrealized foreign currency translation, net of tax							11.6	11.6
Changes in fair value of derivative instruments, net of tax							4.3	4.3
Amortization of postretirement benefit plans’ costs, net of tax							1.3	1.3
Comprehensive income, net of tax								37.6

Dividends declared ($0.30 per share)						(4.6)		(4.6)
Restricted stock issuances, net			(0.3)	(13,500)	0.3			—
Stock-based employee compensation expense			3.5					3.5
Tax effect of stock-based employee compensation expense			(0.5)					(0.5)
Stock issued to directors as compensation				(2,444)	0.1			0.1
Issuance of shares for options exercised			—	(22,000)	0.4			0.4
Purchases of treasury stock	—	—	—	56,953	(0.8)	—	—	(0.8)
Balance, June 30, 2009	16,078,733	$1.6	$67.3	767,962	$(14.1)	$271.7	$(13.4)	$313.1

Balance, December 31, 2009	18,633,235	$1.9	$205.7	758,350	$(14.0)	$281.9	$6.7	$482.2
Net income for the six months ended June 30, 2010						33.4		33.4
Adjustments to unrealized foreign currency translation, net of tax							(25.6)	(25.6)
Changes in fair value of derivative instruments, net of tax							(2.9)	(2.9)
Amortization of postretirement benefit plans’ costs, net of tax							1.1	1.1
Comprehensive income, net of tax								6.0

Dividends declared ($0.30 per share)						(5.4)		(5.4)
Restricted stock issuances, net			(8.6)	(451,973)	8.6			—
Stock-based employee compensation expense			3.5					3.5
Tax effect of stock-based employee compensation expense			1.1					1.1
Stock issued to directors as compensation	1,345		0.1					0.1
Issuance of shares for options exercised	44,701		1.1					1.1
Purchases of treasury stock	—	—	—	11,791	(0.8)	—	—	(0.8)
Balance, June 30, 2010	18,679,281	$1.9	$202.9	318,168	$(6.2)	$309.9	$(20.7)	$487.8

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009
Operations
Net income	$33.4	$20.4
Non-cash items included in net income:
Depreciation and amortization	19.9	21.9
Restructuring-related impairment	0.4	—
Amortization of deferred revenue	(3.9)	(3.4)
Deferred income tax provision	11.2	5.4
Pension and other postretirement benefits	1.2	(3.4)
Stock-based compensation	3.5	3.5
(Income) loss from equity affiliate	(1.3)	2.4
Other items	(1.6)	0.2
Net changes in operating working capital	11.9	(24.1)
Cash Provided by Operations	74.7	22.9

Investing
Capital spending	(25.8)	(4.6)
Capitalized software costs	(6.1)	(1.8)
Other	2.0	0.3
Cash Used for Investing	(29.9)	(6.1)

Financing
Cash dividends paid to SWM stockholders	(5.4)	(4.6)
Changes in short-term debt	1.7	(6.3)
Proceeds from issuances of long-term debt	48.0	12.2
Payments on long-term debt	(55.6)	(23.1)
Purchases of treasury stock	(0.8)	(0.8)
Proceeds from exercise of stock options	1.1	0.4
Excess tax benefits of stock-based awards	1.1	(0.5)
Cash Used in Financing	(9.9)	(22.7)

Effect of Exchange Rate Changes on Cash	0.1	0.3

Increase (Decrease) in Cash and Cash Equivalents	35.0	(5.6)

Cash and Cash Equivalents at beginning of period	56.9	11.9

Cash and Cash Equivalents at end of period	$91.9	$6.3

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. GENERAL

Nature of Business

Schweitzer-Mauduit International, Inc., or the Company, is a multinational diversified producer of premium specialty papers headquartered in the United States of America. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications.  Tobacco industry products comprised approximately 93 percent and 94 percent of the Company’s consolidated net sales in the three and six month periods ended June 30, 2010 and 2009, respectively.  The primary products in the group include cigarette, plug wrap and base tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes and reconstituted tobacco wrappers and binders for machine-made cigars.  These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

The Company is a manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, banded papers for the production of lower ignition propensity, or LIP, cigarettes and the leading independent producer of RTL used in producing blended cigarettes.  The Company conducts business in over 90 countries and currently operates 12 production locations worldwide, with mills in the United States, France, the Philippines, Indonesia, Brazil and Poland.  The Company also has a 50 percent equity interest in a paper mill in China.

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

The results of operations for the three and six month periods ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.  The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 8, 2010.

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

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Numerator (basic and diluted):
Net income	$14.8	$7.1	$33.4	$20.4
Less: Undistributed earnings available to participating securities	(0.1)	—	(0.1)	(0.1)
Less: Distributed earnings available to participating securities	(0.5)	—	(0.6)	(0.1)
Undistributed and distributed earnings available to common shareholders	$14.2	$7.1	$32.7	$20.2

Denominator:
Average number of common shares outstanding	17,820.2	15,175.6	17,813.0	15,137.4
Effect of dilutive stock-based compensation	317.3	258.1	337.1	161.9
Average number of common and potential common shares outstanding	18,137.5	15,433.7	18,150.1	15,299.3

Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods.  There were no anti-dilutive stock options during the three and six month periods ended June 30, 2010. For the three and six month periods ended June 30, 2009, 695,900 and 736,500 share equivalents, respectively, resulting from anti-dilutive stock options were not included in the computations of diluted net income per share.

NOTE 3. INVENTORIES

The following schedule details inventories by major class ($ in millions):

	June 30, 2010	December 31, 2009
Raw materials	$30.2	$35.4
Work in process	29.2	30.5
Finished goods	29.5	39.4
Supplies and other	17.8	22.0
Total	$106.7	$127.3

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each segment for the six months ended June 30, 2010 were as follows ($ in millions):

	France	Brazil	Total
Balance as of January 1, 2010	$7.9	$1.1	$9.0
Foreign currency translation adjustments	(0.9)	—	(0.9)
Balance as of June 30, 2010	$7.0	$1.1	$8.1

The gross carrying amount and accumulated amortization for amortizable intangible assets consisted of the following ($ in millions):
	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Customer-related intangibles (French Segment)	$10.0	$6.4	$3.6	$10.0	$4.9	$5.1
*  Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $0.4 million and $0.9 million for the three and six months ended June 30, 2010, respectively, and $0.5 million and $1.0 million for the three and six months ended June 20, 2009, respectively. The Company’s customer-related intangibles are amortized to expense using the 150 percent declining balance method over a 6-year life. Estimated amortization expense for the next four years is as follows (in millions of dollars): 2010—$1.9 million, 2011—$1.6 million, 2012—$1.2 million, and 2013—$0.4 million.

NOTE 5. INVESTMENT IN EQUITY AFFILIATE

The Company’s joint venture with China National Tobacco Corporation, or CNTC, is China Tobacco Mauduit (Jiangmen) Paper Industry Co. LTD, or CTM. CTM has two paper machines which produce cigarette paper and porous plug wrap, both of which started production in 2008. The Company uses the equity method to account for its 50 percent ownership interest in CTM. At June 30, 2010 and December 31, 2009, the Company’s equity investment in CTM was $18.0 million and $16.6 million, respectively. The Company’s share of the net income (loss) of CTM was included in income (loss) from equity affiliates within the consolidated statements of income. CTM pays to each the Company and CNTC a 2 percent royalty on net sales of cigarette and porous plug wrap papers. CTM sells its products to CNTC and its subsidiaries.

Below is summarized balance sheet information as of June 30, 2010 and December 31, 2009 and income statement information of the China joint venture for the three  and six months ended June 30, 2010 and 2009 ($ in millions):
Balance Sheet Information	June 30,	December 31,
	2010	2009
	(Unaudited)
Current assets	$25.9	$20.9
Noncurrent assets	84.4	86.2
Current debt	17.7	15.4
Other current liabilities	6.2	6.5
Long-term debt	50.1	51.8
Other long-term liabilities	0.2	0.2
Stockholders’ equity	36.1	33.2

Statement of Operations Information (unaudited)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net sales	$8.8	$3.6	$16.3	$6.9
Gross profit	3.4	0.9	6.6	1.2
Net income (loss)	$1.5	$(2.3)	$2.7	$(4.9)

NOTE 6. RESTRUCTURING ACTIVITIES

The Company incurred restructuring expenses of $4.0 million and $8.8 million in the three and six month periods ended June 30, 2010, respectively, and $13.3 million and $13.6 million in the three and six month periods ended June 30, 2009, respectively, in connection with previously announced restructuring activities. The following table summarizes the associated cash and non-cash, pre-tax restructuring expense for the three and six months ended June 30, 2010 and 2009 and the associated expense incurred since the 2006 inception of restructuring activities through June 30, 2010 ($ in millions):

	Three Months Ended		Six Months Ended		Cumulative
	June 30,	June 30,	June 30	June 30,	2006 to June 30,
	2010	2009	2010	2009	2010
France
Cash Expense
Severance and other employee related costs	$2.9	$12.4	$7.6	$12.4	$68.0
Other	—	—	—	—	0.9
Non-cash Expense
Accelerated depreciation	—	—	—	—	21.0
Other	—	0.8	—	1.1	1.8
Total France Restructuring Expense	$2.9	$13.2	$7.6	$13.5	$91.7
United States
Cash Expense
Severance and other employee related costs	$0.1	$—	$0.1	$—	$3.3
Other	—	0.1	0.2	0.1	1.0
Non-cash Expense
Accelerated depreciation and asset impairment charges	0.5	—	0.4	—	27.1
(Gain) Loss on disposal of assets	—	—	—	—	(0.3)
Other	—	—		—	(0.7)
Total United States Restructuring Expense	$0.6	$0.1	$0.7	$0.1	$30.4
Brazil
Cash Expense
Severance and other employee related costs	$0.5	$—	$0.5	$—	$2.2
Non-cash Expense
Asset impairment charges	—	—	—	—	1.9
Total Brazil Restructuring Expense	$0.5	$—	$0.5	$—	$4.1
Summary
Total Cash Expense	$3.5	$12.5	$8.4	$12.5	$75.4
Total Non-cash Expense.	0.5	0.8	0.4	1.1	50.8
Total Restructuring Expense	$4.0	$13.3	$8.8	$13.6	$126.2

Restructuring liabilities were classified within accrued expenses in each of the consolidated balance sheets as of June 30, 2010 and December 31, 2009.  Changes in the restructuring liabilities during the six month period ended June 30, 2010 and the year ended December 31, 2009 are summarized as follows ($ in millions):
	Six Months Ended	Year Ended
	June 30,	December 31,
	2010	2009
Balance at beginning of year	$33.0	$5.4
Accruals for announced programs	8.4	36.7
Cash payments	(10.7)	(9.1)
Exchange rate impacts	(4.8)	—
Balance at end of period	$25.9	$33.0

NOTE 7. DEBT

Total debt is summarized in the following table ($ in millions):

	June 30,	December 31,
	2010	2009
Credit Agreement
U. S. Revolver	$-	$33.0
Euro Revolver	30.6	11.5
French Employee Profit Sharing	10.4	11.0
Bank Overdrafts	2.8	2.5
Other	3.0	2.1
Total Debt	46.8	60.1
Less: Current debt	7.1	17.7
Long-Term Debt	$39.7	$42.4

Credit Agreement

The Company’s Credit Agreement provides for maximum borrowings of $95 million under its U.S. dollar revolving credit facility, or U.S. Revolver, and 80 million euros under its euro revolving credit facility, or Euro Revolver.  Availability under the U.S. Revolver increased to $95 million as of June 30, 2010 from $62.0 million as of December 31, 2009.  Availability under the Euro Revolver decreased to 55.0 million euros, or $67.3 million, as of June 30, 2010 from 72.0 million euros, or $103.8 million, as of December 31, 2009.

As of December 31, 2009, the applicable interest rate on the U.S. Revolver was 0.6%. At June 30, 2010 and December 31, 2009, the applicable interest rate on the Euro Revolver was 0.8%.

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

French Employee Profit Sharing

At June 30, 2010 and December 31, 2009, debt of $10.4 million and $11.0 million, respectively, consists of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended to invest the funds in a financial institution or to invest the funds with their respective employer. To the extent the funds are invested with the Company, these amounts bear interest at the 5-year treasury note rate in France, 3.82% and 3.97% at June 30, 2010 and December 31, 2009, respectively, and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

Bank Overdrafts and Other

The Company had bank overdraft facilities of $31.5 million and $33.9 million as of June 30, 2010 and December 31, 2009, respectively, of which $28.7 million and $31.4 million was available at June 30, 2010 and December 31, 2009, respectively.

Other debt consists of non-interest bearing French segment debt with deferred capital repayment from governmental and commercial institutions primarily related to environmental capital improvements and debt in the Philippines.

Interest Expense and Rate Swap Agreements

The Company capitalized $0.1 million of interest expense in the three and six months ended June 30, 2010 due to the ongoing construction of a new RTL facility in the Philippines.

The Company maintains interest rate swap agreements on portions of its long-term debt.  As a result, as of June 30, 2010, the LIBOR rates on $33.0 million of the Company’s variable-rate long-term debt were fixed at 2.1 % through March 2012. The impact of the swap agreements on the consolidated financial statements was not material for the three and six months ended June 30, 2010. See Note 8. Derivatives for more information.

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

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at June 30, 2010 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$3.9	Accounts Payable	$—
Foreign exchange contracts	Other Assets	0.4	Other Liabilities	0.1
Total derivatives designated as hedges		4.3		0.1

Derivatives not designated as hedges:
Interest rate contracts	Other Assets	—	Other Liabilities	0.8
Total derivatives not designated as hedges		—		0.8
Total derivatives		$4.3		$0.9

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2009 ($ in millions):

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

The following tables provide the effect derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):
The Effect of Cash Flow Hedge Derivative Instruments on the Consolidated Statement of Income for the Three and Six Months Ended June 30, 2010
	Change in AOCI Gain / (Loss)	Location of Gain /(Loss) reclassified from AOCI into Income (Effective Portion)	Gain /(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain / (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain / (Loss) Recognized in Income (Ineffective Portion and Amount excluded from Effectiveness Testing)
Derivatives designated as hedges:
Three Months Ended:
Foreign exchange contracts	$(0.7)	Net Sales	$1.7	Other Income/ (Expense)	$—

Six Months Ended
Foreign exchange contracts	$(2.9)	Net Sales	$3.4	Other Income/ (Expense)	$—

The Effect of Cash Flow Hedge Derivative Instruments on the Consolidated Statement of Income for the Three and Six Months Ended June 30, 2009
	Change in AOCI Gain / (Loss)	Location of Gain /(Loss) reclassified from AOCI into Income (Effective Portion)	Gain /(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain / (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain / (Loss) Recognized in Income (Ineffective Portion and Amount excluded from Effectiveness Testing)
Derivatives designated as hedges:
Three Months Ended
Foreign exchange contracts	$4.0	Net Sales	$0.4	Other Income/ (Expense)	$—

Six Months Ended
Foreign exchange contracts	$4.3	Net Sales	$0.1	Other Income/ (Expense)	$—

The following tables provide the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):
Derivatives not designated as hedging instruments	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives for the Three Months Ended
		June 30, 2010	June 30, 2009
Interest rate contracts	Other Income / Expense	$(0.1)	$0.2
Foreign exchange contracts	Other Income / Expense	(0.1)	(0.2)
Total		(0.2)	$—

Derivatives not designated as hedging instruments	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives for the Six Months Ended
		June 30, 2010	June 30, 2009
Interest rate contracts	Other Income / Expense	$(0.4)	$0.3
Foreign exchange contracts	Other Income / Expense	(0.1)	(0.7)
Total		$(0.5)	$(0.4)

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

Imposto sobre Circulação de Mercadorias e Serviços, or ICMS

As previously disclosed in our filing on Form 10-K for the year ended December 31, 2009, in January 2010, the State of Rio de Janeiro attempted to execute a tax foreclosure to collect Assessment 2001.001.064544.6.  The Company responded by filing two actions, one in the court of the State of Rio de Janeiro to stay the tax foreclosure and a second action for a writ of prevention filed with the Supreme Court of Brazil.

On May 27, 2010, the State of Rio de Janeiro imposed a freeze of SWM-B’s bank accounts.  In June 2010, the Supreme Court of Brazil granted the writ of prevention and stayed the execution of the tax foreclosure by the State of Rio de Janeiro.  On July 1, 2010, based on the Supreme Court’s order granting the writ of prevention, the local court in Pirahy removed the freeze imposed on SWM-B’s bank accounts.  Based on the foreign currency exchange rate at June 30, 2010, the Assessment totaled approximately $30 million, of which approximately $14 million is covered by indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

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

Purchase Obligations

We expect to spend approximately $25 million for equipment to make LIP cigarette papers in Europe, of which approximately $11.9 million is under contract and will be paid during 2010.

Other

In Brazil, we are currently generating more value-added tax credits than we utilize.  As of June, 30, 2010, these credits totaled $11.8 million and are classified in other assets in the consolidated balance sheet.  We have applied on behalf of the paper industry in the State of Rio de Janeiro for a special government action to enable more rapid utilization of these credits.  We expect approval and, if successful, this and other actions should allow our Brazilian operation to utilize more credits than it generates on an annual basis. These credits do not expire; however, if the special action is not obtained, we may record an allowance for substantially all of the current balance.

The Company has been advised by Philip Morris – USA that it disputes the manner in which the Company has calculated costs for banded cigarette papers under a cost-plus based contract for this product.  Currently, the disputed amount is approximately $15.8 million.  While the Company believes that it has properly calculated the amount it invoiced, the ultimate resolution of this dispute, if unfavorable to the Company, could have a material adverse effect on the Company’s results of operations.

NOTE 10. POSTRETIREMENT AND OTHER BENEFITS

The Company sponsors pension benefits in the United States, France, the Philippines and Canada and postretirement healthcare and life insurance, or OPEB, benefits in the United States and Canada.  The Company’s Canadian and Philippines pension and OPEB benefits are not material and therefore are not included in the following disclosures.

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three and six month periods ended June 30, 2010 and 2009 were as follows ($ in millions):

	Three Months Ended June 30
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$—	$—	$0.2	$—	$—	$—
Interest cost	1.6	1.6	0.4	1.0	0.3	0.2
Expected return on plan assets	(2.2)	(1.6)	(0.2)	(0.2)	—	—
Amortizations and other	0.8	0.9	0.1	0.2	—	—
Net periodic benefit cost	$0.2	$0.9	$0.5	$1.0	$0.3	$0.2

	Six Months Ended June 30
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$—	$—	$0.4	$—	$—	$—
Interest cost	3.2	3.2	0.7	2.0	0.5	0.4
Expected return on plan assets	(4.4)	(3.2)	(0.4)	(0.4)	—	—
Amortizations and other	1.6	1.8	0.2	0.4	—	—
Net periodic benefit cost	$0.4	$1.8	$0.9	$2.0	$0.5	$0.4

During the full-year 2010, the Company expects to recognize approximately $3.3 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $0.3 million for its French pension plans.

The Company did not make any contributions to its pension plans during the six months ended June 30, 2010.  The Company paid $0.3 million and $0.5 million during the three and six month periods ended June 30, 2010, respectively, for its U.S. OPEB benefits and expects to pay a total of $1 to $2 million during the full-year 2010 for such benefits.

NOTE 11. INCOME TAXES
Income before income taxes was $22.7 million and $50.4 million for the three and six month periods ended June 30, 2010, respectively, and $10.1 million and $31.3 million for the three and six months ended June 30, 2009, respectively.

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision (benefit) for income taxes is as follows ($ in millions):

	Three Months Ended				Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
Tax provision at U.S. statutory rate	$7.9	35.0%	$3.6	35.0%	$17.6	35.0%	$11.0	35.0%
Tax benefits of foreign legal structure	(0.1)	(0.6)	(0.9)	(8.9)	(0.6)	(1.2)	(1.7)	(5.4)
French tax classification change	0.6	2.6	—	—	1.2	2.4	—	—
Other, net.	0.2	0.9	(0.8)	(7.3)	0.1	0.1	(0.8)	(2.4)
Provision for income taxes	$8.6	37.9%	$1.9	18.8%	$18.3	36.3%	$8.5	27.2%

Tax benefits of foreign legal structure result from net foreign tax deductions from the restructuring of the Company’s foreign operations in 2003.  The proportionate effect of this item on the overall effective income tax rate decreases as earnings increase. The benefit of the foreign holding structure was lower in the three months ended June 30, 2010 due to a significant change in the value of the euro versus the U.S. dollar. A French tax law change, effective January 1, 2010, resulted in a certain tax which was previously a business tax now being classified as an income tax for U.S. GAAP accounting purposes.

At June 30, 2010 and December 31, 2009, the Company had no significant unrecognized tax benefits related to income taxes.

The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement.  There were no material income tax penalties or interest accrued during any of the three or six month periods ended June 30, 2010 or 2009.

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

Net Sales
($ in millions)

	Three Months Ended				Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
France	$102.8	56.2%	$111.9	61.0%	$217.1	57.8%	$223.5	60.8%
United States	70.8	38.7	63.9	34.9	139.7	37.2	129.8	35.3
Brazil	21.2	11.6	19.0	10.4	40.7	10.8	37.1	10.1
Subtotal	194.8	106.5	194.8	106.3	397.5	105.8	390.4	106.2

Intersegment sales by
France	(6.1)	(3.3)	(5.5)	(3.0)	(10.1)	(2.7)	(8.9)	(2.4)
United States	(0.5)	(0.3)	—	—	(0.7)	(0.2)	(1.2)	(0.3)
Brazil	(5.3)	(2.9)	(6.0)	(3.3)	(10.8)	(2.9)	(12.9)	(3.5)
Subtotal	(11.9)	(6.5)	(11.5)	(6.3)	(21.6)	(5.8)	(23.0)	(6.2)
Consolidated	$182.9	100.0%	$183.3	100.0%	$375.9	100.0%	$367.4	100.0%

Operating Profit
($ in millions)

	Three Months Ended				Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
France	$12.3	52.1%	$1.2	10.0%	$27.6	52.4%	$14.2	40.8%
United States	14.8	62.7	12.5	104.2	31.4	59.6	25.5	73.3
Brazil	0.2	0.9	2.8	23.3	1.4	2.6	5.4	15.5
Unallocated	(3.7)	(15.7)	(4.5)	(37.5)	(7.7)	(14.6)	(10.3)	(29.6)
Consolidated	$23.6	100.0%	$12.0	100.0%	$52.7	100.0%	$34.8	100.0%

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

Executive Summary
($ in millions, except per share amounts)

	Three Months Ended				Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
Net sales	$182.9	100.0%	$183.3	100.0%	$375.9	100.0%	$367.4	100.0%
Gross profit	44.9	24.5	44.6	24.3	98.1	26.1	86.2	23.5
Restructuring & impairment expense	4.0	2.2	13.3	7.3	8.8	2.3	13.6	3.7
Operating profit	23.6	12.9	12.0	6.5	52.7	14.0	34.8	9.5
Interest expense	0.6	0.3	1.3	0.7	1.0	0.3	3.1	0.8
Net income	14.8	8.1%	7.1	3.9%	33.4	8.9%	20.4	5.6%
Diluted earnings per share	$0.78		$0.45		$1.80		$1.32
Cash provided by operations	$43.3		$11.1		$74.7		$22.9
Capital spending	$15.9		$2.0		$25.8		$4.6

Second Quarter Highlights

Net sales were $182.9 million in the three months ended June 30, 2010, a 0.2 percent decrease from the prior-year quarter.  Net sales decreased $0.4 million as a result of $6.9 million in lower sales from our Malaucène, France facility which ceased operations in 2009 and $0.6 million in unfavorable foreign currency exchange rate impacts. These decreases were partially offset by $3.8 million impact from higher sales volumes and $3.3 million in an improved mix of products sold and higher selling prices.

Gross profit was $44.9 million in the three months ended June 30, 2010, an increase of $0.3 million from the prior-year quarter.  The gross profit margin was 24.5 percent, increased from 24.3 percent in the prior-year quarter.  Restructuring and impairment expenses were $4.0 million and $13.3 million for the three month periods ended June 30, 2010 and 2009, respectively.  Operating profit was $23.6 million in the three month period ended June 30, 2010 versus $12.0 million in the prior-year quarter.  The higher gross profit and operating profit were both primarily due to $5.0 million in cost savings and $1.6 million in improved manufacturing costs. These benefits were partially offset by $4.7 million in higher inflationary costs primarily from higher wood pulp and $2.1 million from an unfavorable mix of products sold. Operating profit was favorably impacted by a reduction in restructuring expense of $9.3 million,

In the second quarter of 2010, interest expense compared to prior-year quarter declined as a result of lower average debt levels and lower interest rates. SWM net income and diluted net income per share improved versus the prior-year by $7.7 million and $0.33 per share, respectively.

Capital spending was $15.9 million and $2.0 million during the three months ended June 30, 2010 and 2009, respectively.  The increase in capital spending was primarily due to $4.5 million to establish LIP production capability in the European Union, or EU, and initial construction spending of $6.4 million for a new RTL production facility included in the 2010 period.

Year-to-Date Highlights

Net sales were $375.9 million in the six months ended June 30, 2010, a 2.3 percent increase over the prior-year period.  Net sales increased $8.5 million as a result of $13.3 million due to an improved mix of products sold and higher selling prices, $8.7 million in favorable foreign currency exchange rate impacts and $3.8 million in higher volumes. These increases were partially offset by $17.3 million in lower sales from our Malaucène, France facility which ceased operations in 2009.

Gross profit was $98.1 million in the six months ended June 30, 2010, an increase of $11.9 million from the prior-year period.  The gross profit margin was 26.1 percent, an increase from 24.3 percent in the prior-year period.  Restructuring and impairment expenses were $8.8 million and $13.6 million for the six month periods ended June 30, 2010 and 2009, respectively.  Operating profit was $52.7 million in the six month period ended June 30, 2010 versus $34.8 million in the prior-year period.  After the $4.8 million reduction in restructuring expense, the higher gross profit and operating profit were both primarily due to $8.7 million in cost savings and $5.1 million in improved manufacturing costs and $2.7 million from a favorable mix of products sold and higher selling prices. These benefits were partially offset by $6.4 million in higher inflationary costs primarily from higher wood pulp.

Interest expense was lower by $2.1 million as a result of lower average debt levels and lower interest rates. SWM net income and diluted net income per share improved versus the prior-year by $13.0 million and $0.48 per share, respectively.

Capital spending was $25.8 million and $4.6 million during the six months ended June 30, 2010 and 2009, respectively.  The increase in capital spending was primarily due to $7.9 million to establish LIP production capability in the European Union, or EU, and initial construction spending of $9.8 million for a new RTL production facility included in the 2010 period.

Recent Developments

Lower Ignition Propensity Cigarettes

The Company is establishing capacity to produce its proprietary Alginex® LIP cigarette paper in up to three European locations in advance of EU regulations requiring cigarettes to be LIP compliant, which are expected to become effective during 2011.  The three locations will include a third-party manufacturing facility in Belgium, a new wholly-owned operation in Łódź, Poland and a potential third operation at the Company’s paper manufacturing facility, Papeteries de Mauduit (PdM), located in Quimperlé, France.  The Łódź facility, called SWM-Poland, is expected to be the main production center of LIP solutions for the Company in Europe and can be readily expanded in capacity beyond the initial planned level.  It is projected to be operational in November 2010 upon completion of equipment installation and building modification investments which are estimated to be approximately $25 million. Project costs through June 30, 2010 were $7.9 million.

RTL Philippines Construction

Construction of the Company’s greenfield RTL facility in the Philippines progressed according to schedule and operations are still expected to commence in late 2011.  Primary activities included fabrication of key equipment components and construction activity primarily concentrated on the facility’s foundation.  Project costs through June 30, 2010 were $13.7 million. Projections for total project costs remain consistent with initial estimates at approximately $117 million.  Upcoming activity will continue to be focused on site construction and equipment fabrication.

These investments will be funded from existing credit facilities and available cash.

Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009

Net Sales	Three Months Ended				Consolidated Sales
(dollars in millions)	June 30, 2010	June 30, 2009	Change	Percent Change	Volume Change

France	$102.8	$111.9	$(9.1)	(8.1)%	(1.1)%
United States	70.8	63.9	6.9	10.8	9.8
Brazil	21.2	19.0	2.2	11.6	14.1
Subtotal	194.8	194.8	—
Intersegment	(11.9)	(11.5)	(0.4)
Total	$182.9	$183.3	$(0.4)	(0.2)%	2.3%

Net sales were $182.9 million in the three month period ended June 30, 2010 compared with $183.3 million in the prior-year quarter.  The decrease of $0.4 million, or 0.2%, consisted of the following ($ in millions):

	Amount	Percent
Changes due to Malaucène closure	$(6.9)	(3.8)%
Changes in currency exchange rates	(0.6)	(0.3)
Changes due to volume	3.8	2.1
Changes in product mix and selling prices	3.3	1.8
Total	$(0.4)	(0.2)%
•	Closing the Malaucène facility had a $6.9 million unfavorable impact on net sales.
•
Changes in currency exchange rates had an unfavorable impact on net sales of $0.6 million, or 0.3 percent, in the three month period ended June 30, 2010 and primarily reflected the impact of a weaker euro compared with the U.S. dollar in the second quarter of 2010 versus the prior-year quarter.

•
A sales mix which included a higher proportion of high-value products, including cigarette paper for LIP cigarettes, and higher selling prices had a favorable impact of $3.3 million, or 1.8 percent, on net sales.

•	Unit sales volumes increased by 2.3 percent in the three month period ended June 30, 2010 versus the prior-year quarter resulting in a $3.8 million favorable impact on net sales.
o	Sales volumes for the French segment decreased by 1.1 percent, primarily as a result of the closure of the Malaucène mill.
o	Sales volumes in the United States increased by 9.8 percent, reflecting increased sales of LIP-related products.
o	Brazil experienced increased sales volumes of 14.1 percent as the result of increased sales of certain tobacco-related products.

French segment net sales of $102.8 million in the three month period ended June 30, 2010 decreased by $9.1 million, or 8.1%, versus $111.9 million in the prior-year quarter.  The decrease in net sales was primarily the result of closing our facility in Malaucène, France, a weaker euro relative to the U.S. dollar and lower average selling prices and unfavorable mix of products.

The U.S. segment net sales of $70.8 million in the three month period ended June 30, 2010 increased by $6.9 million, or 10.8%, compared with $63.9 million in the prior-year quarter.  The increase in net sales of the U.S. segment resulted from an improved mix of products sold and higher selling prices.

The Brazil segment net sales of $21.2 million in the three month period ended June 30, 2010 increased by $2.2 million, or 11.6%, from $19.0 million in the prior-year quarter.  The change was primarily due to the favorable currency translation impacts on net sales from a stronger Brazilian real.

Gross Profit
(dollars in  millions)
	Three Months Ended
	June 30, 2010	June 30, 2009	Change	Percent Change	Percent of Net Sales
					2010	2009
Net Sales	$182.9	$183.3	$(0.4)	(0.2)%	100.0%	100.0%
Cost of products sold	138.0	138.7	(0.7)	(0.5)	75.5	75.7
Gross Profit	$44.9	$44.6	$0.3	0.7%	24.5%	24.3%

Gross profit was $44.9 million in the three month period ended June 30, 2010, an increase of $0.3 million from $44.6 million in the prior-year quarter.  The gross profit margin was 24.5% of net sales in the three month period ended June 30, 2010, increased from 24.3% in the prior-year quarter. Gross profit was favorably impacted by benefits of cost savings programs and improved mill operations.

Inflationary cost increases, primarily related to higher per ton wood pulp prices, had an unfavorable impact on operating expenses of $4.7 million during the three month period ended June 30, 2010 compared with the prior-year quarter.  The average per ton list price of northern bleached softwood kraft pulp in the United States was $990 per metric ton during the three month period ended June 30, 2010 compared with $645 per metric ton during the prior-year quarter.

Nonmanufacturing Expenses
(dollars in millions)
	Three Months Ended
	June 30, 2010	June 30, 2009	Change	Percent Change	Percent of Net Sales
					2010	2009
Selling expense	$4.6	$5.5	$(0.9)	(16.4)%	2.5%	3.0%
Research expense	2.1	2.2	(0.1)	(4.5)	1.2	1.2
General expense	10.6	11.6	(1.0)	(8.6)	5.8	6.3
Nonmanufacturing expenses	$17.3	$19.3	$(2.0)	(10.4)%	9.5%	10.5%

Nonmanufacturing expenses decreased by $2.0 million, or 10.4%, to $17.3 million from $19.3 million in the prior-year quarter, primarily due to lower incentive compensation accruals.  Nonmanufacturing expenses were 9.5% and 10.5% of net sales in the three month periods ended June 30, 2010 and 2009, respectively.

Restructuring and Impairment Expense

Total restructuring and impairment expense of $4.0 million was recognized during the three month period ended June 30, 2010, primarily for French severance expenses at PdM and Malaucène being recorded over the remaining service period of affected employees. Total restructuring and impairment expense of $13.3 million was recognized during the prior-year quarter which was comprised of $12.5 million for severance-related and other cash costs and $0.8 million for other non-cash charges.

Operating Profit
($ in millions)
	Three Months Ended
	June 30,	June 30,		Return on Net Sales
	2010	2009	Change	2010	2009

France	$12.3	$1.2	$11.1	12.0%	1.1%
United States	14.8	12.5	2.3	20.9	19.6
Brazil	0.2	2.8	(2.6)	0.9	14.7
Subtotal	27.3	16.5	10.8
Unallocated expenses	(3.7)	(4.5)	0.8
Total	$23.6	$12.0	$11.6	12.9%	6.5%

Operating profit was $23.6 million in the three month period ended June 30, 2010 compared with $12.0 million during the prior-year quarter.  Operating results were higher in France and the U.S. but lower in Brazil.

The French segment’s operating profit was $12.3 million in the three month period ended June 30, 2010, an increase of $11.1 million from $1.2 million in the prior-year quarter.  The increase was primarily due to:
•	Lower restructuring expense of $10.3 million
•	Improved mill operations and benefits of cost savings programs
•
These positive factors were partially offset by $3.1 million in unfavorable product mix and lower prices on certain tobacco-related papers and $2.8 million in higher inflationary costs, primarily from wood pulp

The U.S. segment’s operating profit was $14.8 million in the three month period ended June 30, 2010, a $2.3 million increase from operating profit of $12.5 million in the prior-year quarter. The increase was primarily due to:

•	Improved mill operations and benefits of cost savings programs
•	Higher sales volumes had a favorable $1.5 million impact

Brazil’s operating profit was $0.2 million during the three month period ended June 30, 2010, compared with a $2.8 million during the prior-year quarter.  The decreased operating profit was primarily due to:
•	Higher inflationary costs of $1.1 million
•	Higher manufacturing costs, including $0.5 million in restructuring expenses
•	These factors were partially offset by the benefits of cost savings programs

Non-Operating Expenses

Interest expense of $0.6 million in the three month period ended June 30, 2010 decreased from $1.3 million in the prior-year quarter.  Average debt levels were lower during the three month period ended June 30, 2010 versus the prior-year quarter, and our weighted average effective interest rate was lower.  The weighted average effective interest rates on our debt facilities were approximately 1.7% and 2.0% for the three month periods ended June 30, 2010 and 2009, respectively.

Other expense, net was $0.3 million and $0.6 million for the three month periods ended June 30, 2010 and 2009, respectively, primarily due to foreign currency transaction impacts.

Income Taxes

The provision for income taxes in the three month period ended June 30, 2010 reflected an effective tax rate of 37.9% compared with 18.8% in the prior-year quarter.  The difference in effective tax rates was primarily due to higher absolute levels of taxable earnings which reduced the percentage benefit on the effective tax rate of our foreign holding company tax structure and a French law, effective January 1, 2010, which changed a business tax to an income tax for U.S. GAAP accounting purposes. The benefit of the foreign holding company structure was lower in the three months ended June 30, 2010 than the prior-year quarter due to the significant change in value of the euro versus the U.S. dollar.

Income (Loss) from Equity Affiliates

Income from equity affiliates was $0.7 million in the three months ended June 30, 2010 compared with a loss of $1.1 million during the three months ended June 30, 2009.  These results reflected the operations of our joint venture in China. The joint venture’s sales volume and production yields increased during the second quarter 2010 compared to the prior-year quarter when it was still in the early stages of its operations.

Net Income and Income per Share

Net income for the three month period ended June 31, 2010 was $14.8 million, or $0.78 per diluted share, compared with $7.1 million, or $0.45 per share, during the prior-year quarter.  The increase in net income in 2010 was primarily due to an increase in mix to higher-value products, higher average selling prices and benefits of cost savings programs including strategic actions taken over the last four years to restructure the business.

Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009

					Consolidated
Net Sales	Six Months Ended				Sales
(dollars in millions)	June 30,	June 30,		Percent	Volume
	2009	2010	Change	Change	Change

France	$217.1	$223.5	$(6.4)	(2.9)%	1.9%
United States	139.7	129.8	9.9	7.6	3.6
Brazil	40.7	37.1	3.6	9.7	6.8
Subtotal	397.5	390.4	7.1
Intersegment	(21.6)	(23.0)	1.4
Total	$375.9	$367.4	$8.5	2.3%	2.8%

Net sales were $375.9 million in the six month period ended June 30, 2010 compared with $367.4 million in the prior-year period.  The increase of $8.5 million, or 2.3%, consisted of the following ($ in millions):

	Amount	Percent
Changes in product mix and selling prices	$13.3	3.6%
Changes in currency exchange rates	8.7	2.4
Changes due to volume	3.8	1.0
Changes due to Malaucène closure	(17.3)	(4.7)
Total	$8.5	2.3%
•
A sales mix which included a higher proportion of high-value products, including cigarette paper for LIP cigarettes, and higher selling prices had a favorable impact of $13.3 million, or 3.6 percent, on net sales.

•
Changes in currency exchange rates had a favorable impact on net sales of $8.7 million, or 2.4 percent, in the six month period ended June 30, 2010 and primarily reflected the impact of a stronger euro compared with the U.S. dollar in the first quarter of 2010 versus the prior-year period.

•	Unit sales volumes increased by 2.8 percent in the six month period ended June 30, 2010 versus the prior-year period.
o
Sales volumes for the French segment increased by 1.9 percent, primarily as a result of higher sales of base paper which more than offset the loss of volumes as a result of the closure of the Malaucène mill.

o	Sales volumes in the United States increased by 3.6 percent, reflecting higher sales of LIP-related products.
o	Brazil experienced increased sales volumes of 6.8 percent as the result of higher sales of certain tobacco-related products.

French segment net sales of $217.1 million in the six month period ended June 30, 2010 decreased by $6.4 million, or 2.9%, versus $223.5 million in the prior-year period.  The decrease in net sales was primarily the result of closing our facility in Malaucène, France and an unfavorable mix resulting in lower average selling prices. These negatives were partially offset by increased volumes and a stronger euro relative to the U.S. dollar in the first quarter of 2010 as compared to the first quarter of 2009.

The U.S. segment net sales of $139.7 million in the six month period ended June 30, 2010 increased by $9.9 million, or 7.6%, compared with $129.8 million in the prior-year period.  The increase in net sales of the U.S. segment resulted from an improved mix of products sold and higher selling prices.

The Brazil segment net sales of $40.7 million in the six month period ended June 30, 2010 increased by $3.6 million, or 9.7%, from $37.1 million in the prior-year period.  The change was primarily due to the favorable currency translation impacts on net sales from a stronger Brazilian real.

Gross Profit
(dollars in  millions)
	Six Months Ended
	June 30, 2010	June 30, 2009	Change	Percent Change	Percent of Net Sales
					2010	2009
Net Sales	$375.9	$367.4	$8.5	2.3%	100.0%	100.0%
Cost of products sold	277.8	281.2	(3.4)	(1.2)	73.9	76.5
Gross Profit	$98.1	$86.2	$11.9	13.8%	26.1%	23.5%

Gross profit was $98.1 million in the six month period ended June 30, 2010, an increase of $11.9 million from $86.2 million in the prior-year period.  The gross profit margin was 26.1% of net sales in the six month period ended June 30, 2010, an increase from 23.5% in the prior-year period. Gross profit was favorably impacted by benefits of cost savings programs and improved mill operations, as well as a favorable mix of products sold and higher average selling prices.

Inflationary cost increases, primarily related to higher per ton wood pulp prices, had an unfavorable impact on operating expenses of $6.4 million during the six month period ended June 30, 2010 compared with the prior-year period.  The average per ton list price of northern bleached softwood kraft pulp in the United States was $935 per metric ton during the six month period ended June 30, 2010 compared with $660 per metric ton during the prior-year period.

Nonmanufacturing Expenses
(dollars in millions)
	Six Months Ended
	June 30, 2010	June 30, 2009	Change	Percent Change	Percent of Net Sales
					2010	2009
Selling expense	$9.9	$10.7	$(0.8)	(7.5)%	2.6%	2.9%
Research expense	4.1	4.0	0.1	2.5	1.1	1.1
General expense	22.6	23.1	(0.5)	(2.2)	6.0	6.3
Nonmanufacturing expenses	$36.6	$37.8	$(1.2)	(3.2)%	9.7%	10.3%

Nonmanufacturing expenses decreased by $1.2 million, or 3.2%, to $36.6 million from $37.8 million in the prior-year period, primarily due to lower incentive compensation accruals.  Nonmanufacturing expenses were 9.7% and 10.3% of net sales in the six month periods ended June 30, 2010 and 2009, respectively.

Restructuring and Impairment Expense

Total restructuring and impairment expense of $8.8 million was recognized during the six month period ended June 30, 2010, primarily for French severance expenses at PdM and Malaucène being recorded over the remaining service period of affected employees. Total restructuring and impairment expense of $13.6 million was recognized during the prior-year period which was comprised of $12.5 million for severance-related and other cash costs and $1.1 million for other non-cash charges.

Operating Profit
($ in millions)
	Six Months Ended
	June 30,	June 30,		Return on Net Sales
	2010	2009	Change	2010	2009

France	$27.6	$14.2	$13.4	12.7%	6.4%
United States	31.4	25.5	5.9	22.5	19.6
Brazil	1.4	5.4	(4.0)	3.4	14.6
Subtotal	60.4	45.1	15.3
Unallocated expenses	(7.7)	(10.3)	2.6
Total	$52.7	$34.8	$17.9	14.0%	9.5%

Operating profit was $52.7 million in the six month period ended June 30, 2010 compared with $34.8 million during the prior-year period.  Operating results were higher in France and the U.S. but lower in Brazil.

The French segment’s operating profit was $27.6 million in the six month period ended June 30, 2010, an increase of $13.4 million from $14.2 million in the prior-year period.  The increase was primarily due to:
•	Lower restructuring expense of $5.9 million
•	Improved mill operations and benefits of cost savings programs
•	Favorable currency impacts of $1.0 million due to the stronger euro against the dollar during the first quarter of 2010 compared to the first quarter of 2009
•	These positive factors were partially offset by $3.0 million in higher inflationary costs primarily from wood pulp

The U.S. segment’s operating profit was $31.4 million in the six month period ended June 30, 2010, a $5.9 million increase from operating profit of $25.5 million in the prior-year period.  The increase was primarily due to:
•	Improved mill operations and benefits of cost savings programs
•	A $3.0 million benefit from a favorable mix of products sold and higher selling prices, primarily due to higher sales of paper for LIP cigarettes
•	These positive factors were partially offset by $2.6 million in higher nonmanufacturing expense, and a $1.4 million impact of higher inflationary costs.

Brazil’s operating profit was $1.4 million during the six month period ended June 30, 2010, compared with a $5.4 million during the prior-year period.  The decreased operating profit was primarily due to:
•	Higher inflationary costs of $2.0 million.
•	Lower sales volumes had an unfavorable $1.0 million impact

•	Restructuring expenses totaling $0.5 million during the first half of 2010
•	These factors were partially offset by improved mill operations and benefits of cost savings programs.

Non-Operating Expenses

Interest expense of $1.0 million in the six month period ended June 30, 2010 decreased from $3.1 million in the prior-year period.  Average debt levels were lower during the six month period ended June 30, 2010 versus the prior-year period, and our weighted average effective interest rate was lower.  The weighted average effective interest rates on our debt facilities were approximately 1.6% and 2.5% for the six month periods ended June 30, 2010 and 2009, respectively.

Other expense, net was $1.3 million and $0.4 million for the six month periods ended June 30, 2010 and 2009, respectively, primarily due to foreign currency transaction impacts.

Income Taxes

The provision for income taxes in the six month period ended June 30, 2010 reflected an effective tax rate of 36.3% compared with 27.2% in the prior-year period.  The difference in effective tax rates was primarily due to higher absolute levels of taxable earnings which reduced the percentage benefit on the effective tax rate of our foreign holding company tax structure and a French law, effective January 1, 2010, which changed a business tax to an income tax for U.S. GAAP accounting purposes. The benefit of the foreign holding company structure was lower in the six months ended June 30, 2010 than the prior-year period due to the significant change in the euro versus the U.S. dollar

Income (Loss) from Equity Affiliates

Income from equity affiliates was $1.3 million in the six months ended June 30, 2010 compared with a loss of $2.4 million during the six months ended June 30, 2009.  These results reflected the operations of our joint venture in China. The joint venture’s sales volume and production yields increased during the first half of 2010 compared to the prior-year period when it was still in the early stages of its operations.

Net Income and Income per Share

Net income for the six month period ended June 30, 2010 was $33.4 million, or $1.80 per diluted share, compared with $20.4 million, or $1.32 per share, during the prior-year period.  The increase in net income in 2010 was primarily due to an increase in mix to higher-value products, higher average selling prices and benefits of cost savings programs including strategic actions taken over the last four years to restructure the business.

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

Cash Requirements

As of June 30, 2010, we had net operating working capital of $61.6 million and cash and cash equivalents of $91.9 million, compared with net operating working capital of $78.1 million and cash and cash equivalents of $56.9 million as of December 31, 2009.  Changes in these amounts include the impacts of changes in currency exchange rates which are not included in the changes in operating working capital presented on the consolidated statements of cash flow.

Cash Flows from Operating Activities
($ in millions)	Six Months Ended
	June 30, 2010	June 30, 2009

Net income	$33.4	$20.4
Non-cash items included in net income:
Depreciation and amortization	19.9	21.9
Asset impairments and restructuring-related accelerated depreciation	0.4	—
Amortization of deferred revenue	(3.9)	(3.4)
Deferred income tax provision	11.2	5.4
Pension and other postretirement benefits	1.2	(3.4)
Stock-based compensation	3.5	3.5
(Income) loss from equity affiliate	(1.3)	2.4
Other items	(1.6)	0.2
Net changes in operating working capital	11.9	(24.1)
Cash Provided by Operations	$74.7	$22.9

Net cash provided by operations was $74.7 million in the six months ended June 30, 2010 compared with $22.9 million provided by operations in the prior-year period.  Our net cash provided by operations changed favorably by $51.8 million in 2010 compared to the prior-year period, primarily due to $11.9 million favorable changes in operating working capital in 2010 versus unfavorable changes in operating working capital in 2009 and higher net income.

Operating Working Capital
($ in millions)	Six Months Ended
	June 30, 2010	June 30, 2009
Changes in operating working capital
Accounts receivable	$(11.6)	$0.2
Inventories	11.5	(1.2)
Prepaid expenses	(1.9)	(0.5)
Accounts payable	6.1	(14.2)
Accrued expenses	(12.0)	7.6
Accrued income taxes	19.8	(16.0)
Net changes in operating working capital	$11.9	$(24.1)

In the six month period ended June 30, 2010, net changes in operating working capital contributed favorably to cash flow by $11.9 million, primarily due to receipt of a French income tax refund in the 2010 period and decreases in inventory. These were partially offset by increases in accounts receivable due to higher sales and payments of previously accrued restructuring costs. During the full year 2010, the Company expects to pay from $25 million to $30 million in restructuring costs primarily for employee severances most of which have already been accrued. We expect remaining accrued severances, if any, would be paid in 2011.

In the prior-year period, net changes in operating working capital contributed unfavorably to cash flow by $24.1 million, primarily due to lower accrued income taxes as a result of estimated income tax payments in France which were refunded in 2010 and to lower accounts payable in part as a result of a French law limiting vendor payment terms to 60 days.

Cash Flows from Investing Activities
(dollars in millions)	Six Months Ended
	June 30, 2010	June 30, 2009

Capital spending	$(25.8)	$(4.6)
Capitalized software costs	(6.1)	(1.8)
Other	2.0	0.3
Cash Used for Investing	$(29.9)	$(6.1)

Cash used for investing activities was $29.9 million in the six month period ended June 30, 2009 versus $6.1 million during the prior-year quarter.

Capital Spending and Capitalized Software Costs

Capital spending was $25.8 million and $4.6 million in the six month periods ended June 30, 2010 and 2009, respectively. The increase in capital spending was primarily due to establishing LIP production capabilities in the EU and construction of a new reconstituted tobacco facility in the Philippines for which capital spending of $7.9 million and $9.8 million, respectively, was incurred in the six month period ended June 30, 2010. We expect to spend a total of approximately $117 million on the new reconstituted tobacco facility in the Philippines of which approximately $55 million to $65 million will be incurred during the full year 2010. We expect to spend a total of approximately $25 million for equipment to make LIP cigarette papers in Europe, of which approximately $11.9 million is under contract and will be paid during 2010.

Capitalized software costs were $6.1 million and $1.8 million for the six month periods ended June 30, 2010 and 2009, respectively. During the full year 2010, the Company expects to spend a total of approximately $9 million to implement new enterprise resource planning software in Brazil and the United States.

In the six months ended June 30, 2009, no individual capital projects exceeded $1.0 million of capital spending.

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

Total capital spending for 2010 is expected to be $90 million to $110 million, including the above-mentioned $80 to $90 million for the planned RTL expansion in the Philippines and EU LIP expansion.

Cash Flows from Financing Activities
($ in millions)	Six Months Ended
	June 30, 2010	June 30, 2009

Cash dividends paid to SWM stockholders	$(5.4)	$(4.6)
Net proceeds from (payments on) borrowings	(5.9)	(17.2)
Purchases of treasury stock	(0.8)	(0.8)
Proceeds from exercises of stock options	1.1	0.4
Excess tax benefits of stock-based awards	1.1	(0.5)
Cash Used in Financing	$(9.9)	$(22.7)

Financing activities during the six months ended June 30, 2010 included borrowings of $49.7 million and net repayments of debt totaling $55.6 million for a net repayment of $5.9 million. Cash dividends paid to SWM stockholders were $5.4 million.

Financing activities during the prior-year period included borrowings of $12.2 million and net repayments of debt totaling $29.4 million for a net repayment of $17.2 million.  Cash dividends paid to SWM stockholders were $4.6 million in the six months ended June 30, 2009.

Dividend Payments

We have declared and paid quarterly dividends of $0.15 per share since the second quarter of 1996.  On June 17, 2010, the Board of Directors authorized a quarterly cash dividend of $0.15 per share of common stock.  The dividend will be payable on September 29, 2010, to stockholders of record on August 27, 2010. We expect to continue this level of dividend.  However, the decision to declare a dividend is made quarter by quarter and is based upon a number of factors including, but not limited to, earnings, funding of strategic opportunities and our financial condition.  A decision could be made to cancel, suspend, modify or change the form of future dividend payments.

Share Repurchases

We repurchased 11,791 shares of our common stock during the six month period ended June 30, 2010 at a cost of $0.8 million. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Debt Instruments and Related Covenants
($ in millions)	Six Months Ended
	June 30, 2010	June 30, 2009
Changes in short-term debt	$1.7	$(6.3)
Proceeds from issuances of long-term debt	48.0	12.2
Payments on long-term debt	(55.6)	(23.1)
Net (payments on) proceeds from borrowings	$(5.9)	$(17.2)

Net payments on long-term debt were $7.6 million and proceeds from short-term debt were $1.7 million during the six months ended June 30, 2010.

Availability under the U.S. Revolver increased to $95.0 million as of June 30, 2010 from $62.0 million as of December 31, 2009.  Availability under the Euro Revolver decreased to 55.0 million euros, or $67.3 million, as of June 30, 2010 from 72.0 million euros, or $103.8 million, as of December 31, 2009. We also had availability under our bank overdraft facilities and lines of credit of $28.7 million as of June 30, 2010.

The Credit Agreement contains covenants that are customary for facilities of this type that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0.  As of June 30, 2010, the net debt to equity ratio was (0.09), and the net debt to adjusted EBITDA ratio was (0.29).  We could have borrowed the remaining contractual availability under the Credit Agreement as of June 30, 2010 without having exceeded the 3.0 net debt to adjusted EBITDA ratio.  The Company was in compliance with all the financial covenants of the Credit Agreement as of June 30, 2010.

Our total debt to capital ratios at June 30, 2010 and December 31, 2009 were 8.8% and 11.1%, respectively.

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

Employee Labor Agreements.  Hourly employees at the Spotswood, New Jersey and Ancram, New York mills are represented by locals of the United Steel Workers Union.  The Spotswood mill is operating through September 1, 2010 pursuant to an extension of its collective bargaining agreement that expired July 28, 2010 while negotiations continue. The collective bargaining agreement at our Ancram, New York mill is a 3-year agreement effective through September 30, 2011.

Hourly employees at our Saint-Girons, Quimperlé, and Spay, France mills are union represented.  The collective bargaining agreements at Quimperlé, Spay and St. Girons mills are effective through December 31, 2010, February 28, 2011 and June 1, 2011, respectively.  The collective bargaining agreement at our Medan, Indonesia mill expires June 30, 2011.

Outlook

We remain confident in and focused upon successfully executing our strategy to grow the high-value RTL and LIP franchises while sustaining the profitability of our base paper business.  We made progress throughout the second quarter in advancing the initiatives underway to expand capacity to meet expected new demand for these products in Asia and Europe.  Further, several important business fundamentals improved during the second quarter, including strong operating cash flow generation, total SWM sales volume growth, CTM profitability, cost reductions from operational performance improvement initiatives and non-manufacturing expense reductions. For the balance of 2010, our overall financial results are difficult to project due to the uncertainties associated with pulp prices and the volatility of the U.S. dollar to euro relationship. Additionally, we continue to have a full agenda of major initiatives to execute, including both expansion projects and completion of restructuring actions.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act.  These statements include those in the “Outlook” section and our expectations elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operation, and in “Risk Factors” in Item 1A.  They also include statements containing “expect,” “anticipate,” “project,” “appears,” “should,” “could,” “may,” “typically” and similar words.  Actual results may differ materially from the results suggested by these statements for a number of reasons, including the following:

•
Schweitzer-Mauduit has manufacturing facilities in 7 countries, a joint venture in China, and sells products in over 90 countries.  As a result, it is subject to a variety of import and export, tax, foreign currency, labor and other regulations within these countries. Changes in these regulations, or adverse interpretations or applications, as well as changes in currency exchange rates, could adversely impact the Company’s business in a variety of ways, including increasing expenses, decreasing sales, limiting its ability to repatriate funds and generally limiting its ability to conduct business.  In Brazil, we are currently generating more value-added tax credits than we utilize.  As of June, 30, 2010, these credits totaled $11.8 million.  We have applied for a special government action in the state of Rio de Janeiro to enable more rapid utilization of these credits.  We expect approval and, if successful, this and other actions should allow our Brazilian operation to utilize more credits than it generates on an annual basis. These credits do not expire; however, if the special action is not obtained, we will record an allowance for substantially all of the current balance.

•
The Company’s sales are concentrated to a limited number of customers.  In 2009, 56% of its sales were to its four largest customers.  The loss of one or more of these customers, or a significant reduction in one or more of these customers' purchases, could have a material adverse effect on the Company’s results of operations.

•
The Company’s financial performance is materially impacted by sales of both reconstituted tobacco products and cigarette paper for lower ignition propensity cigarettes.  A significant change in sales or production volumes, pricing or manufacturing costs of these products could have a material impact on future financial results. In this regard, the Company has been advised by Philip Morris – USA that it disputes the manner in which the Company has calculated costs for banded cigarette papers under a cost-plus based contract for this product.  Currently, the disputed amount is approximately $15.8 million.  While the Company believes that it has properly calculated the amount it invoiced, the ultimate resolution of this dispute, if unfavorable to the Company, could have a material adverse effect on the Company’s results of operations.

•
As a result of excess capacity in the tobacco-related papers industry and increased operating costs, competitive levels of selling prices for certain of the Company’s products are not sufficient to cover those costs with a margin that the Company considers reasonable.  Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment charges for certain equipment as well as employee severance expenses associated with downsizing activities.  The Company will continue to disclose any such actions as they are announced to affected employees or otherwise become certain and will continue to provide updates to any previously disclosed expectations of expenses associated with such actions. We expect run-off operations at our Malaucène facility to be completed during the second half of 2010 and will be evaluating its presentation as a discontinued operation at that time.

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

Oppositions were filed in December 2009 with the European Patent Office (EPO) contesting the grant by the EPO to the company of patent number EP-1482815. The company believes that the EPO properly granted the patent and it intends to respond to the opposition arguments by the September 18, 2010 deadline established by the EPO. However, the final resolution of the oppositions could result in the invalidation of the patent or a further limitation of the scope of the patent claims which could affect the competitive value of the patent. The outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution.

Further, the company filed an infringement action on February 8, 2010 in the United States District Court for South Carolina, Charleston Division, against multiple defendants alleging infringement of the company’s United States Patent Number 6,725,867 and a First Amended Complaint on June 1, 2010 which added claims of alleged infringement under United States Patent Number 5,878,753 and further specification of the products alleged to violate said patents.  Adversarial proceedings present uncertainties and risks, which could include invalidation of the patent in dispute, a change in the scope of the patent claims, or an adverse determination on the question of infringement, among others. The outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution.

For additional factors and further discussion of these factors, please see our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at June 30, 2010 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2010. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Imposto sobre Circulação de Mercadorias e Serviços, or ICMS

As previously disclosed in our filing on Form 10-K for the year ended December 31, 2009, in January 2010, the State of Rio de Janeiro attempted to execute a tax foreclosure to collect Assessment 2001.001.064544.6.  The Company responded by filing two actions, one in the court of the State of Rio de Janeiro to stay the tax foreclosure and a second action for a writ of prevention filed with the Supreme Court of Brazil.

On May 27, 2010, the State of Rio de Janeiro imposed a freeze of SWM-B’s bank accounts.  In June 2010, the Supreme Court of Brazil granted the writ of prevention and stayed the execution of the tax foreclosure by the State of Rio de Janeiro.  On July 1, 2010, based on the Supreme Court’s order granting the writ of prevention, the local court in Pirahy removed the freeze imposed on SWM-B’s bank accounts.  Based on the foreign currency exchange rate at June 30, 2010, the Assessment totaled approximately $30 million, of which approximately $14 million is covered by indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table indicates the amount of shares of the Company’s common stock it has repurchased during 2010 and the remaining amount of share repurchases currently authorized by our Board of Directors as of June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum amount of shares that May Yet Be Purchased under the Programs
			(# shares)	($ in millions)	($ in millions)
First Quarter 2010	8,491	$70.35	8,491	$0.6
April 2010	—	—	—	—
May 2010	3,300	$48.34	3,300	$0.2
June 2010	—	—	—	—
Total Year-to-Date 2010	11,791	$64.19	11,791	$0.8	$29.2	*
*In June 2010, our Board of Directors authorized the repurchase of shares of our Common Stock during the period January 1, 2010 to December 31, 2011 in an amount not to exceed $30.0 million.

The Company sometimes uses corporate 10b5-1 plans so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits:

10.12.3
Amended and Restated Addendum to Second Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of  July 1, 2000. †

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

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ PETER J. THOMPSON	By:	/s/ MARK A. SPEARS
	Peter J. Thompson		Mark A. Spears
	Executive Vice President, Finance		Corporate Controller
	& Strategic Planning		(principal accounting officer)
(duly authorized officer and
principal financial officer)

	August 4, 2010		August 4, 2010

GLOSSARY OF TERMS

The following are definitions of certain terms used in our Form 10-Q and 10-K filings:

•	“Banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.

•	“Binder” is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.

•	“Cigarette paper” wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.

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

•
“Net debt to adjusted EBITDA ratio” is a financial measurement used in bank covenants where “Net Debt” is defined as the current portion of long term debt plus other short term debt plus long term debt less cash and cash equivalents, and

•
“Adjusted EBITDA” is defined as net income excluding extraordinary or 1-time items, net income attributable to noncontrolling interest, interest expense, income taxes and depreciation and amortization less amortization of deferred revenue.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended June 30, 2010

 INDEX TO EXHIBITS

Exhibit
Number		Description

10.12.3	—
Amended and Restated Addendum to Second Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer-Mauduit International, Inc. for Fine Paper Supply, effective as of July 1, 2000.†

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