Form 10-Q
period 2010-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2010-11-03
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

There were 18,019,049 shares of common stock, par value $0.10 per share, of the registrant outstanding as of October 29, 2010.

TABLE OF CONTENTS

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

SIGNATURES		34

GLOSSARY OF TERMS

INDEX TO EXHIBITS

EX 31.1	Section 302 Certification of CEO

EX 31.2	Section 302 Certification of CFO

EX 32	Section 906 Certification of CEO and CFO*

	* These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

PART I

ITEM 1.  FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net Sales	$182.0	$182.0	$557.4	$531.7
Cost of products sold	132.5	127.0	409.1	388.9

Gross Profit	49.5	55.0	148.3	142.8

Selling expense	4.5	4.3	14.3	14.0
Research expense	2.1	1.9	6.2	5.9
General expense	11.5	11.0	33.9	33.3
Total nonmanufacturing expenses	18.1	17.2	54.4	53.2

Restructuring and impairment expense	0.7	18.5	7.2	19.6

Operating Profit	30.7	19.3	86.7	70.0

Interest expense	0.4	0.8	1.4	3.7
Other income (expense), net	0.8	0.1	(0.5)	(0.3)

Income from Continuing Operations before Income Taxes and Income (Loss) from Equity Affiliates	31.1	18.6	84.8	66.0

Provision for income taxes	10.7	6.5	30.1	20.5
Income (loss) from equity affiliates	0.8	1.0	2.1	(1.4)
Income from Continuing Operations	21.2	13.1	56.8	$44.1
Loss from Discontinued Operations	(3.0)	(8.6)	(5.2)	(19.2)
Net Income	$18.2	$4.5	$51.6	$24.9

Net Income per Share - Basic:
Income per share from continuing operations	$1.16	$0.85	$3.12	$2.87
Loss per share from discontinued operations	(0.16)	(0.56)	(0.28)	(1.25)
Net income per share – basic	$1.00	$0.29	$2.84	$1.62

Net Income per Share – Diluted:
Income per share from continuing operations	$1.14	$0.80	$3.06	$2.81
Loss per share from discontinued operations	(0.16)	(0.53)	(0.28)	(1.22)
Net income per share – diluted	$0.98	$0.27	$2.78	$1.59

Cash Dividends Declared Per Share	$0.15	$0.15	$0.45	$0.45

Weighted Average Shares Outstanding:
Basic	17,641,000	15,313,000	17,755,100	15,196,500

Diluted	18,007,200	15,906,900	18,101,900	15,502,400

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$80.7	$56.9
Accounts receivable	97.7	85.8
Inventories	107.2	127.3
Income taxes receivable	4.3	23.4
Other current assets	13.2	6.3
Total Current Assets	303.1	299.7

Property, Plant and Equipment, net	407.7	401.1
Deferred Income Tax Benefits	11.6	17.3
Investment in Equity Affiliates	19.1	16.6
Goodwill and Intangible Assets	12.2	14.1
Other Assets	56.8	43.1

Total Assets	$810.5	$791.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current debt	$8.6	$17.7
Accounts payable	50.4	46.7
Accrued expenses	99.0	115.5
Current deferred revenue	6.0	6.0
Total Current Liabilities	164.0	185.9

Long-Term Debt	44.0	42.4
Pension and Other Postretirement Benefits	36.5	38.4
Deferred Income Tax Liabilities	27.3	14.2
Deferred Revenue	1.2	7.2
Other Liabilities	20.5	21.6
Total Liabilities	293.5	309.7

Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 18,699,140 and 18,633,235 shares issued at September 30, 2010 and December 31, 2009, respectively; 18,005,569 and 17,874,885 shares outstanding at September 30, 2010 and December 31, 2009, respectively	1.9	1.9
Additional paid-in-capital	205.7	205.7
Common stock in treasury, at cost, 693,571 and 758,350 shares at September 30, 2010 and December 31, 2009, respectively	(24.4)	(14.0)
Retained earnings	325.4	281.9
Accumulated other comprehensive income, net of tax	8.4	6.7

Total Stockholders’ Equity	517.0	482.2

Total Liabilities and Stockholders’ Equity	$810.5	$791.9

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)
 (dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2008	16,078,733	$1.6	$64.6	748,953	$(14.1)	$255.9	$(30.6)	$277.4
Net income for the nine months ended September 30, 2009						24.9		24.9
Adjustments to unrealized foreign currency translation, net of tax							25.1	25.1
Changes in fair value of derivative instruments, net of tax							6.7	6.7
Amortization of postretirement benefit plans’ costs, net of tax							1.9	1.9
Comprehensive income, net of tax								58.6

Dividends declared ($0.45 per share)						(6.9)		(6.9)
Restricted stock issuances, net			(0.3)	(13,500)	0.3			—
Stock-based employee compensation expense			5.3					5.3
Tax effect of stock-based employee compensation expense			1.0					1.0
Stock issued to directors as compensation	242	—	—	(3,306)	—			—
Issuance of shares for options exercised	304,768	—	8.3	(30,750)	0.6			8.9
Purchases of treasury stock	—	—	—	56,953	(0.8)	—	—	(0.8)
Balance, September 30, 2009	16,383,743	$1.6	$78.9	758,350	$(14.0)	$273.9	$3.1	$343.5

Balance, December 31, 2009	18,633,235	$1.9	$205.7	758,350	$(14.0)	$281.9	$6.7	$482.2
Net income for the nine months ended September 30, 2010						51.6		51.6
Adjustments to unrealized foreign currency translation, net of tax							1.1	1.1
Changes in fair value of derivative instruments, net of tax							(1.1)	(1.1)
Amortization of postretirement benefit plans’ costs, net of tax							1.7	1.7
Comprehensive income, net of tax								53.3

Dividends declared ($0.45 per share)						(8.1)		(8.1)
Restricted stock issuances, net			(8.6)	(453,473)	8.6			—
Stock-based employee compensation expense			5.6					5.6
Tax effect of stock-based employee compensation expense			1.3					1.3
Stock issued to directors as compensation	1,939	—	0.1					0.1
Issuance of shares for options exercised	63,966	—	1.6					1.6
Purchases of treasury stock	—	—	—	388,694	(19.0)	—	—	(19.0)
Balance, September 30, 2010	18,699,140	$1.9	$205.7	693,571	$24.4	$325.4	$8.4	$517.0

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Operations
Net income
Less: Loss from discontinued operations	$51.6	$24.9
Income from continuing operations	5.2	19.2
	56.8	44.1
Non-cash items included in net income:
Depreciation and amortization	29.6	32.7
Asset impairments and restructuring-related accelerated depreciation	0.5	12.0
Amortization of deferred revenue	(6.0)	(4.3)
Deferred income tax provision	20.6	16.5
Pension and other postretirement benefits	1.6	(6.2)
Stock-based compensation	5.6	5.3
(Income) loss from equity affiliate	(2.1)	1.4
Other items	(2.8)	1.2
Net changes in operating working capital	20.8	(42.1)
Net cash provided by operating activities of:
- Continuing operations	124.6	60.6
- Discontinued operations	(19.4)	(6.9)
Cash Provided by Operations	105.2	53.7

Investing
Capital spending	(45.7)	(7.7)
Capitalized software costs	(8.3)	(3.8)
Other	0.4	(1.2)
Cash Used for Investing	(53.6)	(12.7)

Financing
Cash dividends paid to SWM stockholders	(8.1)	(6.9)
Changes in short-term debt	2.9	(21.1)
Proceeds from issuances of long-term debt	48.1	33.4
Payments on long-term debt	(55.9)	(61.1)
Purchases of treasury stock	(19.0)	(0.8)
Proceeds from exercise of stock options	1.6	8.9
Excess tax benefits of stock-based awards	1.3	1.0
Cash Used in Financing	(29.1)	(46.6)

Effect of Exchange Rate Changes on Cash	1.3	0.5

Increase (Decrease) in Cash and Cash Equivalents	23.8	(5.1)

Cash and Cash Equivalents at beginning of period	56.9	11.9

Cash and Cash Equivalents at end of period	$80.7	$6.8

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. GENERAL

Nature of Business

Schweitzer-Mauduit International, Inc., or the Company, is a multinational diversified producer of premium specialty papers headquartered in the United States of America. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised 90% or more of the Company’s consolidated net sales in the three and nine month periods ended September 30, 2010 and 2009, respectively. The primary products in the group include cigarette, plug wrap and base tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes and reconstituted tobacco wrappers and binders for machine-made cigars. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

The Company is a manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, banded and print banded papers for the production of lower ignition propensity, or LIP, cigarettes and the leading independent producer of RTL used in producing blended cigarettes. The Company conducts business in over 90 countries and currently operates 12 production locations worldwide, with mills in the United States, France, the Philippines, Indonesia, Brazil and Poland. The Company also has a 50% equity interest in a paper mill in China.

Basis of Presentation

The accompanying unaudited consolidated financial statements and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission, or the SEC, and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America, or U.S. GAAP. However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods including the results of a business reclassified as a discontinued operation which is more fully described in Note 2 Discontinued Operations.

The results of operations for the three and nine month periods ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 8, 2010.

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

NOTE 2. DISCONTINUED OPERATIONS

Due to ongoing losses, the Company decided in 2009 to close its Malaucène, France finished tipping paper mill. During the quarter ended September 30, 2010, the run off operations at our Malaucène, France mill were completed and, therefore operations at our Malaucène mill are reported as discontinued operations for all periods presented. Consequently, results of the Malaucène mill have been removed from each line of the statements of income and the operating activities section of the statements of cash flow. In each case a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts.

In the quarter ended September 30, 2010, the results of discontinued operations included a $1.8 million accrued expense associated with severance accruals, including $1.2 million related to claims by former employees seeking additional severances, a $1.7 million charge for additional impairment of the carrying value for machinery and equipment in connection with a revised estimate of the equipment’s fair value and its reclassification to assets held for sale, and a $1.2 million accrued expense for estimated costs for environmental remediation obligation at the site based on a preliminary report of an environmental study performed in connection with the mill closure.

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations ($ in millions):

	September 30, 2010	December 31, 2009
Assets of discontinued operations:
Current assets	$0.3	$1.3
Property, plant and equipment, net	—	3.4
Noncurrent deferred income tax benefits	9.0	6.5
Other assets – assets held for sale	1.5	—

Liabilities of discontinued operations:
Current liabilities	10.8	26.3
Other liabilities	2.7	3.6

Summary comparative financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net sales	$0.0	$2.6	$0.6	$20.3
Restructuring and impairment expense	4.6	8.4	6.9	20.9
Loss from discontinued operations before income taxes	(4.6)	(13.0)	(7.9)	(29.1)
Income tax benefit	1.6	4.4	2.7	9.9
Loss from discontinued operations	$(3.0)	$(8.6)	$(5.2)	$(19.2)

NOTE 3. NET INCOME PER SHARE

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
	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Numerator (basic and diluted):
Net income	$18.2	$4.5	$51.6	$24.9
Less: Dividends paid to participating securities	(0.1)	—	(0.2)	(0.1)
Less: Undistributed earnings available to participating securities	(0.4)	—	(1.0)	(0.1)
Undistributed and distributed earnings available to common shareholders	$17.7	$4.5	$50.4	$24.7

Denominator:
Average number of common shares outstanding	17,641.0	15,313.0	17,755.0	15,196.5
Effect of dilutive stock-based compensation	366.2	593.9	346.9	305.9
Average number of common and potential common shares outstanding	18,007.2	15,906.9	18,101.9	15,502.4

Certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the common shares during the respective periods. There were no anti-dilutive stock options during the three and nine month periods ended September 30, 2010 or the three months ended September 30, 2009. For the nine month periods ended September 30, 2009, 491,100 share equivalents resulting from anti-dilutive stock options were not included in the computations of diluted net income per share.

NOTE 4. INVENTORIES

The following schedule details inventories by major class ($ in millions):

	September 30, 2010	December 31, 2009
Raw materials	$29.7	$35.4
Work in process	27.4	30.5
Finished goods	31.3	39.4
Supplies and other	18.8	22.0
Total	$107.2	$127.3

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each segment for the nine months ended September 30, 2010 were as follows ($ in millions):

	France	Brazil	Total
Balance as of January 1, 2010	$7.9	$1.1	$9.0
Foreign currency translation adjustments	(0.3)	—	(0.3)
Balance as of September 30, 2010	$7.6	$1.1	$8.7

The gross carrying amount and accumulated amortization for amortizable intangible assets consisted of the following ($ in millions):
	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Customer-related intangibles (French Segment)	$10.0	$6.5	$3.5	$10.0	$4.9	$5.1

*  Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $0.4 million and $1.3 million for the three and nine months ended September 30, 2010, respectively, and $0.6 million and $1.6 million for the three and nine months ended September 30, 2009, respectively. The Company’s customer-related intangibles are amortized to expense using the 150% declining balance method over a 6-year life. Estimated amortization expense for the next four years is as follows (in millions of dollars): 2010—$1.9 million, 2011—$1.6 million, 2012—$1.2 million, and 2013—$0.4 million.

NOTE 6. INVESTMENT IN EQUITY AFFILIATE

The Company’s joint venture with China National Tobacco Corporation, or CNTC, is China Tobacco Mauduit (Jiangmen) Paper Industry Co. LTD, or CTM. CTM has two paper machines which produce cigarette paper and porous plug wrap, both of which started production in 2008. The Company uses the equity method to account for its 50% ownership interest in CTM. At September 30, 2010 and December 31, 2009, the Company’s equity investment in CTM was $19.1 million and $16.6 million, respectively. The Company’s share of the net income (loss) of CTM was included in income (loss) from equity affiliates within the consolidated statements of income. CTM is contractually obligated to pay to each the Company and CNTC a 2% royalty on net sales of cigarette and porous plug wrap papers. CTM sells its products to CNTC and its subsidiaries.

Below is summarized balance sheet information as of September 30, 2010 and December 31, 2009 and income statement information of the China joint venture for the three and nine months ended September 30, 2010 and 2009 ($ in millions):

Balance Sheet Information	September 30,	December 31,
	2010	2009
	(Unaudited)
Current assets	$31.0	$20.9
Noncurrent assets	85.2	86.2
Current debt	21.5	15.4
Other current liabilities	6.9	6.5
Long-term debt	49.2	51.8
Other long-term liabilities	0.4	0.2
Stockholders’ equity	$38.2	$33.2

Statement of Operations Information	Three Months Ended		Nine Months Ended
(unaudited)	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Net sales	$11.6	$11.0	$27.9	$17.9
Gross profit	3.4	3.9	10.0	5.1
Net income (loss)	$1.6	$2.0	$4.3	$(2.9)

NOTE 7. RESTRUCTURING ACTIVITIES

The Company incurred restructuring expenses of $0.7 million and $7.2 million in the three and nine month periods ended September 30, 2010, respectively, and $18.5 million and $19.6 million in the three and nine month periods ended September 30, 2009, respectively, in connection with previously announced restructuring activities. The following table summarizes the associated cash and non-cash, pre-tax restructuring expense of the Company’s continuing operations for the three and nine months ended September 30, 2010 and 2009 ($ in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
France:
Cash Expense
Severance and other employee-related costs	$1.5	$6.4	$6.8	$7.4
Non-cash Expense
Accelerated depreciation and other	—	2.7	—	2.7
Total France Restructuring Expense	$1.5	$9.1	$6.8	$10.1
United States:
Cash Expense
Severance and other employee-related costs	$—	$0.1	$0.1	$0.1
Other	0.1	0.1	0.3	0.2
Non-cash Expense
Accelerated depreciation, asset impairment charges and other	0.1	9.2	0.5	9.2
Total United States Restructuring Expense	$0.2	$9.4	$0.9	$9.5
Brazil:
Cash Expense
Severance and other employee-related costs	$—	$—	$0.5	$—
Gain on sale of assets	(1.0)	—	(1.0)	—
Total Brazil Restructuring Expense	$(1.0)	$—	$(0.5)	$—
Summary
Total Cash Expense	$0.6	$6.6	$6.7	$7.7
Total Non-cash Expense.	0.1	11.9	0.5	11.9
Total Restructuring Expense	$0.7	$18.5	$7.2	$19.6

Restructuring liabilities were classified within accrued expenses in each of the consolidated balance sheets as of September 30, 2010 and December 31, 2009. Changes in the restructuring liabilities during the nine month period ended September 30, 2010 and the year ended December 31, 2009 are summarized as follows ($ in millions):

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2010	2009
Balance at beginning of year	$12.1	$1.7
Accruals for announced programs	7.7	12.4
Cash payments	(6.2)	(2.0)
Exchange rate impacts	(0.9)	—
Balance at end of period	$12.7	$12.1

Of the previously announced restructuring activities, unamortized severances of $3.3 million are still to be recorded to restructuring expense over the remaining service lives of affected employees, which is expected to be fully amortized in the first quarter of 2011.

NOTE 8. DEBT

Total debt is summarized in the following table ($ in millions):

	September 30,	December 31,
	2010	2009
Credit Agreement
U. S. Revolver	$—	$33.0
Euro Revolver	34.0	11.5
French Employee Profit Sharing	11.5	11.0
Bank Overdrafts	4.3	2.5
Other	2.8	2.1
Total Debt	52.6	60.1
Less: Current debt	8.6	17.7
Long-Term Debt	$44.0	$42.4

Credit Agreement

The Company’s Credit Agreement provides for maximum borrowings of $95 million under its U.S. dollar revolving credit facility, or U.S. Revolver, and 80 million euros under its euro revolving credit facility, or Euro Revolver. Availability under the U.S. Revolver increased to $95.0 million as of September 30, 2010 from $62.0 million as of December 31, 2009. Availability under the Euro Revolver decreased to 55.0 million euros, or $74.9 million, as of September 30, 2010 from 72.0 million euros, or $103.8 million, as of December 31, 2009.

As of December 31, 2009, the applicable interest rate on the U.S. Revolver was 0.6%. At September 30, 2010 and December 31, 2009, the applicable interest rate on the Euro Revolver was 1.0% and 0.8%, respectively.

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

French Employee Profit Sharing

At September 30, 2010 and December 31, 2009, debt of $11.5 million and $11.0 million, respectively, consists of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election to invest the profit sharing amounts from the most recent year in a financial institution or to invest the funds with their respective employer. To the extent the funds are invested with the Company, these amounts bear interest at the 5-year treasury note rate in France, 3.60% and 3.97% at September 30, 2010 and December 31, 2009, respectively, and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

Bank Overdrafts and Other

The Company had bank overdraft facilities of $34.2 million and $33.9 million as of September 30, 2010 and December 31, 2009, respectively, of which $29.9 million and $31.4 million was available at September 30, 2010 and December 31, 2009, respectively.

Other debt consists of non-interest bearing French segment debt with deferred capital repayment from governmental and commercial institutions primarily related to environmental capital improvements and debt in the Philippines.

Interest Expense and Rate Swap Agreements

The Company capitalized $0.1 million and $0.2 million of interest expense in the three and nine months ended September 30, 2010, respectively, due to the ongoing construction of a new RTL facility in the Philippines.

The Company maintains interest rate swap agreements on portions of its long-term debt. As a result, as of September 30, 2010, the LIBOR rates on $33.0 million of the Company’s variable-rate long-term debt were fixed at 2.1% through March 2012. The impact of the swap agreements on the consolidated financial statements was not material for the three and nine months ended September 30, 2010 and 2009. See Note 9. Derivatives for more information.

NOTE 9. DERIVATIVES

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

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. The Company utilizes various forms of interest rate hedge agreements, including interest rate swap agreements, typically with contractual terms no longer than 24 months. Changes in the fair value of our interest rate swaps are recorded to net income each period. See Note 8, Debt for more information about our interest rate swaps.

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at September 30, 2010 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$5.3	Accounts Payable	$—
Foreign exchange contracts	Other Assets	1.6	Other Liabilities	—
Total derivatives designated as hedges		6.9		—

Derivatives not designated as hedges:
Interest rate contracts	Other Assets	—	Other Liabilities	0.8
Total derivatives not designated as hedges		—
Total derivatives		$6.9		$0.8

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

The following tables provide the effect derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

The Effect of Cash Flow Hedge Derivative Instruments on the Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2010
	Change in AOCI Gain / (Loss)	Location of Gain /(Loss) reclassified from AOCI into Income (Effective Portion)	Gain /(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain / (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain / (Loss) Recognized in Income (Ineffective Portion and Amount excluded from Effectiveness Testing)
Derivatives designated as hedges:
Three Months Ended:
Foreign exchange contracts	$(1.8)	Net Sales	$2.1	Other Income/ (Expense)	$—

Nine Months Ended
Foreign exchange contracts	$(4.7)	Net Sales	$5.5	Other Income/ (Expense)	$—

The Effect of Cash Flow Hedge Derivative Instruments on the Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2009
	Change in AOCI Gain / (Loss)	Location of Gain /(Loss) reclassified from AOCI into Income (Effective Portion)	Gain /(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain / (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain / (Loss) Recognized in Income (Ineffective Portion and Amount excluded from Effectiveness Testing)
Derivatives designated as hedges:
Three Months Ended
Foreign exchange contracts	$2.4	Net Sales	$1.2	Other Income/ (Expense)	$—

Nine Months Ended
Foreign exchange contracts	$6.7	Net Sales	$1.3	Other Income/ (Expense)	$—

The following tables provide the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives not designated as hedging instruments	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives for the Three Months Ended
		September 30, 2010	September 30, 2009
Interest rate contracts	Other Income / Expense	$(0.1)	$(0.4)
Foreign exchange contracts	Other Income / Expense	—	0.2
Total		$(0.1)	$(0.2)

Derivatives not designated as hedging instruments	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives for the Nine Months Ended
		September 30, 2010	September 30, 2009
Interest rate contracts	Other Income / Expense	$(0.5)	$—
Foreign exchange contracts	Other Income / Expense	(0.1)	(0.5)
Total		$(0.6)	$(0.5)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various legal proceedings and disputes (see Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009). Except as noted below, there have been no material developments to these matters during 2010.

Class Action

On March 31, 2010, the City of Pontiac General Employees’ Retirement System, individually and on behalf of all others similarly situated, sued Schweitzer-Mauduit International, Inc., its Chief Executive Officer, Frédéric P. Villoutreix, and its Chief Financial Officer, Peter J. Thompson, in the United States District Court for the Northern District of Georgia for alleged violations of certain sections and rules of the Securities Act of 1934. The plaintiffs’ identified a putative class period covering August 5, 2009 to February 10, 2010. The primary allegations of the suit contend that the defendants misrepresented the strength of the Company’s competitive position in the U.S. and its ability to withstand European competition, particularly in the area of lower ignition propensity papers. Further, the complaint alleges that the defendants concealed threats to the Company’s relationship with Phillip Morris USA, Inc. As a consequence of these alleged misrepresentations or omissions, the plaintiffs contend that the Company’s stock price was artificially inflated causing the plaintiffs to be damaged in an unspecified amount. The court issued an order on August 26, 2010 appointing as co-Lead Plaintiffs the City of Pontiac General Employees' Retirement System and the Western Washington Laborers-Employers Pension Trust. Robbins Geller Rudman & Dowd was appointed Lead Counsel. Plaintiffs filed an Amended Consolidated Complaint, which becomes the operative complaint in the case going forward. The Company believes that the allegations are without merit as to all defendants and intends to vigorously defend the matter as to itself and its two officers. The Company believes the outcome of this litigation will not have a material adverse impact on the Company’s financial condition.

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

On May 27, 2010, the State of Rio de Janeiro imposed a freeze of SWM-B’s bank accounts.  In June 2010, the Supreme Court of Brazil granted the writ of prevention and stayed the execution of the tax foreclosure by the State of Rio de Janeiro.  On July 1, 2010, based on the Supreme Court’s order granting the writ of prevention, the local court in Pirahy removed the freeze imposed on SWM-B’s bank accounts. Based on the foreign currency exchange rate at September 30, 2010, the Assessment totaled approximately $32 million, of which approximately $15 million is covered by indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

French Employee Claims for Additional Severances

In connection with the closure of the Malaucène mill, approximately 150 previously severed employees have filed claims for additional severances in the respective labor tribunal, alleging a lack of economic justification for closure of the mill or that the Company did not follow the precise legal requirements around identifying and offering other jobs within the SWM worldwide group. The Company intends to defend these claims vigorously, however based on a preliminary evaluation of these claims it is probable that we will incur additional severances in order to resolve this matter. In the three and nine month periods ended September 30, 2010, the results of discontinued operations included $1.2 million and $2.8 million, respectively, of accrued pre-tax expenses associated with these claims.

Environmental Matters

The Company’s operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of the Company’s operations exposes it to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. While the Company has incurred in the past several years, and will continue to incur,capital and operating expenditures in order to comply with environmental laws and regulations, it believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation and monitoring of certain hazardous wastedisposal sites, or as a result of environmental remediation associated with any of its plant closures, will not have a material adverse effect on its financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or future claims for remediation of contamination of sites presently or previously owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on its financial condition or results of operations.

As a result of the Company’s 2009 decision to close the Malaucène mill, discussion ensued with local authorities regarding ongoing environmental obligations. The Company undertook an environmental study of the site in coordination with local authorities. Based on a preliminary report recently received from that study, the Company concluded that it is probable that it will incur remediation costs and that its best estimate of such costs as of September 30, 2010 was approximately $1.2 million. This obligation is partially dependent upon the outcome of additional tests and accessibility of site contaminants. The Company accrued $1.2 million pre-tax expense in results of discontinued operations in the three month period ended September 30, 2010 associated with this obligation.

Purchase Obligations

We expect to spend approximately $25 million for equipment to make LIP cigarette papers in Europe. Capital spending to-date on this project has totaled $12.7 million through the first nine months of 2010. Of the remainder, approximately $8.7 million is under contract as of September 30, 2010, substantially all of which will be paid for during the remainder of 2010.

Other

In Brazil, we are currently generating more value-added tax credits than we utilize. As of September 30, 2010, these credits totaled $13.9 million and are classified in other assets in the consolidated balance sheet. We have applied on behalf of the paper industry in the State of Rio de Janeiro for a special government action to enable more rapid utilization of these credits. We expect approval and, if successful, this and other actions should allow our Brazilian operation to utilize more credits than it generates on an annual basis. These credits do not expire; however, if the actions are not successful, we may record an allowance against the current balance.

Philip Morris – USA includes in its payments against invoices for banded papers a notice that it disputes the manner in which the Company has calculated costs for banded cigarette papers under a cost-plus based contract for this product. Such action is required under the applicable law to preserve PM-USA’s right to bring a claim to recover the alleged overpayments, which to date PM-USA has not done. Currently, the disputed portion of the payments made by PM-USA is approximately $19.3 million. The Company believes that it has properly calculated the amount it invoiced.

NOTE 11. POSTRETIREMENT AND OTHER BENEFITS

The Company sponsors pension benefits in the United States, France, the Philippines and Canada and postretirement healthcare and life insurance, or OPEB, benefits in the United States and Canada. The Company’s Canadian and Philippines pension and OPEB benefits are not material and therefore are not included in the following disclosures.

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three and nine month periods ended September 30, 2010 and 2009 were as follows ($ in millions):
	Three Months Ended September 30
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$—	$—	$0.2	$0.2	$0.1	$0.1
Interest cost	1.5	1.8	0.4	0.2	—	0.2
Expected return on plan assets	(2.2)	(1.8)	(0.2)	(0.3)	—	—
Amortizations and other	0.7	1.1	0.1	0.1	—	—
Net periodic benefit cost	$—	$1.1	$0.5	$0.2	$0.1	$0.3

	Nine Months Ended September 30
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$—	$—	$0.6	$0.9	$0.1	$0.1
Interest cost	4.7	5.0	1.0	1.5	0.5	0.6
Expected return on plan assets	(6.6)	(5.0)	(0.6)	(0.7)	—	—
Amortizations and other	2.3	2.9	0.3	0.5	—	—
Net periodic benefit cost	$0.4	$2.9	$1.3	$2.2	$0.6	$0.7

During the full-year 2010, the Company expects to recognize approximately $3.1 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $0.3 million for its French pension plans.

The Company made no contributions to its pension plans during the nine months ended September 30, 2010. The Company paid $0.1 million and $0.6 million during the three and nine month periods ended September 30, 2010, respectively, for its U.S. OPEB benefits and expects to pay a total of approximately $1 million during the full-year 2010 for such benefits.

NOTE 12. INCOME TAXES

Income from continuing operations before income taxes was $31.1 million and $84.8 million for the three and nine month periods ended September 30, 2010, respectively, and $18.6 million and $66.0 million for the three and nine months ended September 30, 2009, respectively.

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision (benefit) for income taxes is as follows ($ in millions):
	Three Months Ended				Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
Tax provision at U.S. statutory rate	$10.9	35.0%	$6.5	35.0%	$29.7	35.0%	$23.1	35.0%
Tax benefits of foreign legal structure	(0.7)	(2.2)	(0.8)	(4.3)	(1.3)	(1.5)	(2.5)	(3.8)
French tax classification change	0.6	1.9	—	—	1.8	2.1	—	—
Other, net.	(0.1)	(0.3)	0.8	4.3	(0.1)	(0.1)	(0.1)	(0.1)
Provision for income taxes	$10.7	34.4%	$6.5	35.0%	$30.1	35.5%	$20.5	31.1%

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

At September 30, 2010 and December 31, 2009, the Company had no significant unrecognized tax benefits related to income taxes. The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement. There were no material income tax penalties or interest accrued during any of the three or nine month periods ended September 30, 2010 or 2009.

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2006.

NOTE 13. SEGMENT INFORMATION

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

Net Sales
($ in millions)
	Three Months Ended				Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
France	$103.5	56.9%	$114.6	63.0%	$320.1	57.4%	$320.4	60.3%
United States	70.0	38.5	58.0	31.9	209.7	37.6	187.8	35.3
Brazil	22.8	12.5	18.3	10.0	63.5	11.4	55.4	10.4
Subtotal	196.3	107.9	190.9	104.9	593.3	106.4	563.6	106.0
Intersegment sales by
France	(8.1)	(4.5)	(2.8)	(1.6)	(18.2)	(3.3)	(11.7)	(2.2)
United States	(0.1)	—	(0.2)	(0.1)	(0.8)	(0.1)	(1.4)	(0.3)
Brazil	(6.1)	(3.4)	(5.9)	(3.2)	(16.9)	(3.0)	(18.8)	(3.5)
Subtotal	(14.3)	(7.9)	(8.9)	(4.9)	(35.9)	(6.4)	(31.9)	(6.0)
Consolidated	$182.0	100.0%	$182.0	100.0%	$557.4	100.0%	$531.7	100.0%

Operating Profit
($ in millions)
	Three Months Ended				Three Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
France	$17.2	56.0%	$18.6	96.3%	$48.1	55.5%	$48.7	69.6%
United States	16.1	52.4	4.2	21.8	47.5	54.8	29.7	42.4
Brazil	2.4	7.8	1.5	7.8	3.8	4.4	6.9	9.9
Unallocated	(5.0)	(16.2)	(5.0)	(25.9)	(12.7)	(14.7)	(15.3)	(21.9)
Consolidated	$30.7	100.0%	$19.3	100.0%	$86.7	100.0%	$70.0	100.0%

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

During the quarter ended September 30, 2010, the run off operations at our Malaucène, France mill were completed and, therefore operations at our Malaucène mill are reported as discontinued operations for all periods presented. Consequently, results of the Malaucène mill have been removed from each line of the statements of income and the operating activities section of the statements of cash flow. In each case a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts. See Note 2, Discontinued Operations, in Part I, Item 1 of this document for more information.

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

Executive Summary
($ in millions, except per share amounts)

	Three Months Ended				Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
Net sales	$182.0	100.0%	$182.0	100.0%	$557.4	100.0%	$531.7	100.0%
Gross profit	49.5	27.2	55.0	30.2	148.3	26.6	142.8	26.9
Restructuring & impairment expense	0.7	0.4	18.5	10.2	7.2	1.3	19.6	3.7
Operating profit	30.7	16.9	19.3	10.6	86.7	15.6	70.0	13.2
Interest expense	0.4	0.2	0.8	0.4	1.4	0.3	3.7	0.7
Income from continuing operations	21.2	11.6	13.1	7.2	56.8	10.2	44.1	8.3
Loss from discontinued operations	(3.0)	(1.6)	(8.6)	(4.7)	(5.2)	(0.9)	(19.2)	(3.6)
Net income	18.2	10.0%	4.5	2.5%	51.6	9.3%	24.9	4.7%
Diluted earnings per share from continuing operations	$1.14		$0.80		$3.06		$2.81
Diluted earnings per share	$0.98		$0.27		$2.78		$1.59
Cash provided by operations	$30.5		$30.8		$105.2		$53.7
Capital spending	$19.9		$3.1		$45.7		$7.7

Third Quarter Highlights

Net sales were $182.0 million in the three months ended September 30, 2010, unchanged from the prior-year quarter. Net sales increased $8.3 million from an improved mix of products sold and higher selling prices and $1.1 million from increased sales volumes. These increases were fully offset by $9.4 million impact from unfavorable foreign currency exchange rate impacts.

Gross profit was $49.5 million in the three months ended September 30, 2010, a decrease of $5.5 million from the prior-year quarter. The gross profit margin was 27.2%, decreased from 30.2% in the prior-year quarter. Restructuring and impairment expenses were $0.7 million and $18.5 million for the three month periods ended September 30, 2010 and 2009, respectively. Operating profit was $30.7 million in the three month period ended September 30, 2010 versus $19.3 million in the prior-year quarter. The lower gross profit was primarily due to $6.4 million in higher inflationary costs primarily from higher wood pulp, $6.1 million from unfavorable absorption of fixed expenses due to lower production volumes, $3.3 million from unfavorable foreign currency translation impacts and $1.2 million from changes in sales volumes. Partially offsetting these unfavorable impacts were $8.8 million in lower production costs including the benefit of restructuring actions and other operational improvement efforts and $3.2 million from an improved mix of products sold and higher selling prices. Operating profit was favorably impacted by a reduction in restructuring and impairment expenses of $17.8 million, reflecting actions recorded during the third quarter of 2009 related to events in the U.S. and France partially offset by $0.9 million from increased non-manufacturing expenses primarily associated with implementation of computer system improvements and corporate strategic studies partially offset by lower incentive compensation expense.

In the third quarter of 2010, interest expense compared to prior-year quarter declined as a result of lower average debt levels and lower interest rates. The loss from discontinued operations, which was associated with the idled Malaucène, France finished tipping paper facility, declined by $5.6 million during the third quarter compared to the prior year. SWM net income and diluted net income per share improved versus the prior-year by $13.7 million and $0.71 per share, respectively.

Capital spending was $19.9 million and $3.1 million during the three months ended September 30, 2010 and 2009, respectively. The increase in capital spending was primarily due to construction and equipment spending of $12.2 million for a new RTL production facility and $4.8 million to establish LIP production capability in the European Union, or EU, included in the 2010 period.

Year-to-Date Highlights

Net sales were $557.4 million in the nine months ended September 30, 2010, a 4.8% increase over the prior-year period. Net sales increased $25.7 million as a result of $21.6 million from an improved mix of products sold and higher selling prices and $4.9 million in higher volumes. These increases were partially offset by $0.8 million in unfavorable foreign currency exchange rate impacts.

Gross profit was $148.3 million in the nine months ended September 30, 2010, an increase of $5.5 million from the prior-year period. The gross profit margin was 26.6%, essentially unchanged as compared to 26.9% in the prior-year period. Restructuring and impairment expenses were $7.2 million and $19.6 million for the nine month periods ended September 30, 2010 and 2009, respectively. Operating profit was $86.7 million in the nine month period ended September 30, 2010 versus $70.0 million in the prior-year period. After the $12.4 million reduction in restructuring expense, the higher gross profit and operating profit were both primarily due to $23.5 million from improved mill operations including the benefit of cost savings efforts and $5.9 million from a favorable mix of products sold and higher selling prices. These benefits were partially offset by $12.8 million in higher inflationary costs primarily from higher wood pulp, $7.0 million from unfavorable fixed cost absorption due to lower production volumes and $2.8 million in unfavorable foreign currency exchange rate impacts.

Interest expense was lower by $2.3 million as a result of lower average debt levels and lower interest rates. Income from SWM’s paper Chinese joint venture, CTM, increased $3.5 million. The net loss from discontinued operations, which are associated with the idled Malaucène, France finished tipping paper facility, declined by $14.0 million. SWM net income and diluted net income per share improved versus the prior-year by $26.7 million and $1.19 per share, respectively.

Capital spending was $45.7 million and $7.7 million during the nine months ended September 30, 2010 and 2009, respectively. The increase in capital spending was primarily due to construction and equipment spending of $22.0 million for a new RTL production facility and $12.7 million to establish LIP production capability in the EU included in the 2010 period.

Recent Developments

Lower Ignition Propensity Cigarettes

The Company is establishing capacity to produce its proprietary Alginex® LIP cigarette paper in  three European locations in advance of EU regulations requiring cigarettes to be LIP compliant.  Both our EU customers and EU regulatory officials have informally communicated to us that compliance with EU LIP regulations is expected no later than early 2012.  Certain of our EU customers have indicated to us their plans to begin purchases of LIP cigarette paper from SWM up to three months prior to regulatory enforcement; therefore, we expect that their demand for print banded papers will begin during the second half of 2011

Our EU production capacity will be operational and able to meet customer demand well within the projected timeframe.  The three SWM production locations will include a third-party manufacturing facility in Belgium, a new wholly-owned operation in Łódź, Poland and a third operation at the Company’s paper manufacturing facility, Papeteries de Mauduit (PdM), located in Quimperlé, France.  The Łódź facility, called SWM-Poland, is expected to be the main production center of LIP solutions for the Company in Europe.  The SWM-Poland facility is projected to be operational in November 2010 upon completion of equipment installation and building modification investments which are estimated to be approximately $25 million. Project costs through September 30, 2010 were $12.7 million.  The capacity of the SWM-Poland facility could be expanded beyond the initial planned level if customer commitments warrant such action.  Any such further expansion of our planned capacity could be operational in approximately 12 to 15 months.

The Company has concluded a multi-year supply agreement with one of the major EU cigarette manufacturer and is engaged in ongoing negotiations with most of the other industry participants.  Based on the informal advice of our customers, we expect most, if not all, of the major EU cigarette manufacturers to conclude their procurement arrangements by early first quarter 2011.  We would expect that such commercial arrangements would reflect comparable increased margins over conventional cigarette papers that the value added print banded products have commanded in other markets where lower ignition propensity cigarettes have been mandated.

RTL Philippines Construction

Construction of the Company’s greenfield RTL facility in the Philippines progressed according to schedule and operations are still expected to commence in late 2011.  Primary activities included fabrication of key equipment components and construction activity concentrated on the facility’s building structures.  Total project costs cumulatively through September 30, 2010 were $25.9 million including $22.0 million incurred in year-to-date 2010. Projections for total project costs remain consistent with initial estimates at approximately $117 million.  Upcoming activity will continue to be focused on site construction and equipment fabrication.

These investments will be funded from existing credit facilities and available cash.

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009

Net Sales	Three Months Ended				Consolidated Sales
(dollars in millions)	September 30, 2010	September 30, 2009	Change	Percent Change	Volume Change

France	$103.5	$114.6	$(11.1)	(9.7)%	(7.7)%
United States	70.0	58.0	12.0	20.7	(5.2)
Brazil	22.8	18.3	4.5	24.6	12.7
Subtotal	196.3	190.9	5.4
Intersegment	(14.3)	(8.9)	(5.4)
Total	$182.0	$182.0	$—	—%	(4.4)%

Net sales were $182.0 million in the three month period ended September 30, 2010 compared with $182.0 million in the prior-year quarter.  The offsetting changes in the determinants of net sales consisted of the following ($ in millions):
	Amount	Percent
Changes in currency exchange rates	$(9.4)	(5.2)%
Changes due to volume	1.1	0.6
Changes in product mix and selling prices	8.3	4.6
Total	$—	—%
•
Changes in currency exchange rates had an unfavorable impact on net sales of $9.4 million, or 5.2%, in the three month period ended September 30, 2010 and primarily reflected the impact of a weaker euro compared with the U.S. dollar in the third quarter of 2010 versus the prior-year quarter.

•
A sales mix which included a higher proportion of high-value products, including cigarette paper for LIP cigarettes, and higher selling prices had a favorable impact of $8.3 million, or 4.6%, on net sales.

•	Unit sales volumes decreased by 4.4% in the three month period ended September 30, 2010 versus the prior-year quarter. Changes in sales volume had a $1.1 million impact on net sales.
o	Sales volumes for the French segment decreased by 7.7%.
o	Sales volumes in the United States decreased by 5.2%
o	Brazil experienced increased sales volumes of 12.7% as the result of increased sales of certain tobacco-related products.

French segment net sales of $103.5 million in the three month period ended September 30, 2010 decreased by $11.1 million, or 9.7%, versus $114.6 million in the prior-year quarter.  The decrease in net sales was primarily the result of a weaker euro relative to the U.S. dollar.

The U.S. segment net sales of $70.0 million in the three month period ended September 30, 2010 increased by $12.0 million, or 20.7%, compared with $58.0 million in the prior-year quarter.  The increase in net sales of the U.S. segment resulted from an improved mix of products sold, higher selling prices and changes in sales volume.

The Brazil segment net sales of $22.8 million in the three month period ended September 30, 2010 increased by $4.5 million, or 24.6%, from $18.3 million in the prior-year quarter.  The change was primarily due to increased sales volume and the favorable currency translation impacts on net sales from a stronger Brazilian real.

Gross Profit
(dollars in  millions)
	Three Months Ended
	September 30, 2010	September 30, 2009	Change	Percent Change	Percent of Net Sales
					2010	2009
Net Sales	$182.0	$182.0	$—	—%	100.0%	100.0%
Cost of products sold	132.5	127.0	5.5	4.3	72.8	69.8
Gross Profit	$49.5	$55.0	$(5.5)	(10.0)%	27.2%	30.2%

Inflationary cost increases, primarily related to higher per ton wood pulp prices, had an unfavorable impact on operating expenses of $6.4 million during the three month period ended September 30, 2010 compared with the prior-year quarter.  The average per ton list price of northern bleached softwood kraft pulp in the United States was $990 per metric ton during the three month period ended September 30, 2010 compared with $730 per metric ton during the prior-year quarter.

Unfavorable fixed cost absorption from reduced production volumes and foreign currency exchange rate impacts unfavorably impacted gross profit by $6.1 million and 3.3 million, respectively.

Gross profit was favorably impacted by $8.8 million from lower cost including benefits of cost savings programs and improved mill operations.

Nonmanufacturing Expenses
(dollars in millions)
	Three Months Ended
	September 30, 2010	September 30, 2009	Change	Percent Change	Percent of Net Sales
					2010	2009
Selling expense	$4.5	$4.3	$0.2	4.7%	2.5%	2.4%
Research expense	2.1	1.9	0.2	10.5	1.1	1.0
General expense	11.5	11.0	0.5	4.5	6.3	6.1
Nonmanufacturing expenses	$18.1	$17.2	$0.9	5.2%	9.9%	9.5%

Nonmanufacturing expenses increased by $0.9 million, or 5.2%, to $18.1 million from $17.2 million in the prior-year quarter, primarily due to expenses related to a computer system implementation and strategic corporate studies partially offset by lower incentive compensation accruals.

Restructuring and Impairment Expense

Total restructuring and impairment expense of $0.7 million was recognized during the three month period ended September 30, 2010 related to employee severance expenses in France net of a $1.0 million gain on the sale of a previously impaired paper machine of our Brazilian business.  Total restructuring and impairment expense of $18.5 million was recognized during the prior-year quarter which was comprised of $6.5 million for severance-related and other cash costs and $12.0 million for other non-cash charges.

Operating Profit
($ in millions)
	Three Months Ended			Return on Net
	September 30,	September 30,		Sales
	2010	2009	Change	2010	2009
France	$17.2	$18.6	$(1.4)	16.6%	16.2%
United States	16.1	4.2	11.9	23.0	7.2
Brazil	2.4	1.5	0.9	10.5	8.2
Subtotal	35.7	24.3	11.4
Unallocated expenses	(5.0)	(5.0)	—
Total	$30.7	$19.3	$11.4	16.9%	10.6%

Operating profit was $30.7 million in the three month period ended September 30, 2010 compared with $19.3 million during the prior-year quarter.  Operating results were higher in the U.S. and Brazil but lower in France.

The French segment’s operating profit was $17.2 million in the three month period ended September 30, 2010, a decrease of $1.4 million from the prior-year quarter.  The decrease was primarily due to:
•	$4.6 million in higher inflationary costs, primarily from wood pulp
•	$3.8 million from decreased sales volume
•	$3.3 million from unfavorable foreign currency exchange rate impacts
•	These negative factors were partially offset by lower restructuring expense of $7.6 million and improved mill operations and benefits of cost savings program

The U.S. segment’s operating profit was $16.1 million in the three month period ended September 30, 2010, an $11.9 million increase from $4.2 million in the prior-year quarter.  The increase was primarily due to:
•	$9.2 million in lower restructuring and impairment related expenses reflecting the write-off the Spotswood, New Jersey Number 17 paper machine during the third quarter of 2009

•	$5.4 million from increased selling prices, primarily due to an improved product mix reflecting full LIP regulation in the U.S. market and the benefit of changes in sales volumes

Brazil’s operating profit was $2.4 million during the three month period ended September 30, 2010, compared with a $1.5 million during the prior-year quarter.  The increased operating profit was primarily due to:
•	Decreased restructuring and impairment expenses of $1.0 million
•	Increased average selling prices of $1.2 million
•
These factors were partially offset by higher inflationary expenses of $1.2 million and increased nonmanufacturing expenses of $0.9 million primarily associated with the implementation of a new computer system

Non-Operating Expenses

Interest expense of $0.4 million in the three month period ended September 30, 2010 decreased from $0.8 million in the prior-year quarter.  Average debt levels were lower during the three month period ended September 30, 2010 versus the prior-year quarter, and our weighted average effective interest rate was lower.  The weighted average effective interest rates on our debt facilities were approximately 1.8% and 1.7% for the three month periods ended September 30, 2010 and 2009, respectively.

Other income, net was $0.8 million and $0.1 million for the three month periods ended September 30, 2010 and 2009, respectively, primarily due to foreign currency transaction impacts and interest income.

Income Taxes

The provision for income taxes in the three month period ended September 30, 2010 reflected an effective tax rate of 34.4% compared with 35.0% in the prior-year quarter.  A French law, effective January 1, 2010, changed a business tax to an income tax for U.S. GAAP accounting purposes.  The higher absolute level of taxable earnings in the current year period reduced the percentage benefit on the effective tax rate of our foreign holding company tax structure.

Income from Equity Affiliates

Income from equity affiliates was $0.8 million in the three months ended September 30, 2010 compared with $1.0 million during the three months ended September 30, 2009.  These results reflected the operations of our joint venture in China. The joint venture’s sales volume and production yields are essentially equal to the prior-year quarter when the operation first reached profitable levels of operations.

Discontinued Operations

Operations at our Malaucène mill are reported as discontinued operations for all periods presented.  Consequently, results of the Malaucène mill have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts.   In the quarter ended September 30, 2010, the results of discontinued operations included $1.8 million of accrued expenses associated with severance accruals, including $1.2 million related to claims by former employees seeking additional severances, a $1.7 million charge for additional impairment of the carrying value for machinery and equipment in connection with a revised estimate of the equipment’s fair value and its reclassification to assets held for sale and a $1.2 million accrued expense for estimated costs for environmental remediation obligation at the site based on a preliminary report of an environmental study performed in connection with the mill closure.

Net Income and Income per Share

Net income for the three month period ended September 30, 2010 was $18.2 million, or $0.98 per diluted share, compared with $4.5 million, or $0.27 per share, during the prior-year quarter.  The increase in net income in 2010 was primarily due to decreased restructuring and impairment expenses, an increase in mix to higher-value products, higher average selling prices and benefits of cost savings programs including strategic actions taken over the last four years to restructure the business.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

Net Sales	Nine Months Ended				Consolidated Sales
(dollars in millions)	September 30, 2010	September 30, 2009	Change	Percent Change	Volume Change

France	$320.1	$320.4	$(0.3)	(0.1)%	(2.0)%
United States	209.7	187.8	21.9	11.7	12.6
Brazil	63.5	55.4	8.1	14.6	6.4
Subtotal	593.3	563.6	29.7
Intersegment	(35.9)	(31.9)	(4.0)
Total	$557.4	$531.7	$25.7	4.8%	0.9%

Net sales were $557.4 million in the nine month period ended September 30, 2010 compared with $531.7 million in the prior-year period.  The increase of $25.7 million, or 4.8%, consisted of the following ($ in millions):

	Amount	Percent
Changes in product mix and selling prices	$21.6	4.1%
Changes due to volume	4.9	0.9
Changes in currency exchange rates	(0.8)	(0.2)
Total	$25.7	4.8%
•
A sales mix which included a higher proportion of high-value products, including cigarette paper for LIP cigarettes, and higher selling prices had a favorable impact of $21.6 million, or 4.1%, on net sales.

•	Unit sales volumes increased by 0.9% in the nine month period ended September 30, 2010 versus the prior-year period.
o	Sales volumes for the French segment decreased by 2.0%, primarily reflecting a decline in RTL sales volume offsetting growth in paper sales volume.
o	Sales volumes in the United States increased by 12.6%, primarily due to a 51% increase in sales volume of LIP cigarette papers.
o	Brazil experienced increased sales volumes of 6.4% as the result of higher sales of certain tobacco-related products.
•
Changes in currency exchange rates had an unfavorable impact on net sales of $0.8 million, or 0.2%, in the nine month period ended September 30, 2010 and primarily reflected the impact of a weaker euro compared with the U.S. dollar during the third quarter of 2010 versus the prior-year period.

French segment net sales of $320.1 million in the nine month period ended September 30, 2010 decreased by $0.3 million, or 0.1%, versus $320.4 million in the prior-year period.  The decrease in net sales was primarily the result of changes in sales volumes more than offsetting unfavorable foreign currency exchange rate impacts, primarily from a weaker euro to U.S. dollar relationship, and an unfavorable mix resulting in lower average selling prices.

The U.S. segment net sales of $209.7 million in the nine month period ended September 30, 2010 increased by $21.9 million, or 11.7%, compared with $187.8 million in the prior-year period.  The increase in net sales of the U.S. segment resulted from an improved mix of products sold and higher selling prices.

The Brazil segment net sales of $63.5 million in the nine month period ended September 30, 2010 increased by $8.1 million, or 14.6%, from $55.4 million in the prior-year period.  The change was primarily due to the favorable currency translation impacts on net sales from a stronger Brazilian real.

Gross Profit
(dollars in  millions)
	Nine Months Ended
	September 30, 2010	September 30, 2009	Change	Percent Change	Percent of Net Sales
					2010	2009
Net Sales	$557.4	$531.7	$25.7	4.8%	100.0%	100.0%
Cost of products sold	409.1	388.9	20.2	5.2	73.4	73.1
Gross Profit	$148.3	$142.8	$5.5	3.9%	26.6%	26.9%

Gross profit was favorably impacted by benefits of cost savings programs and improved mill operations, as well as a favorable mix of products sold and higher average selling prices.

Inflationary cost increases, primarily related to higher per ton wood pulp prices, had an unfavorable impact on operating expenses of $12.5 million during the nine month period ended September 30, 2010 compared with the prior-year period.  The average per ton list price of northern bleached softwood kraft pulp in the United States was $950 per metric ton during the nine month period ended September 30, 2010 compared with $680 per metric ton during the prior-year period.

Nonmanufacturing Expenses
(dollars in millions)
	Nine Months Ended
	September 30, 2010	September 30, 2009	Change	Percent Change	Percent of Net Sales
					2010	2009
Selling expense	$14.3	$14.0	$0.3	2.1%	2.6%	2.6%
Research expense	6.2	5.9	0.3	5.1	1.1	1.1
General expense	33.9	33.3	0.6	1.8	6.1	6.3
Nonmanufacturing expenses	$54.4	$53.2	$1.2	2.3%	9.8%	10.0%

Nonmanufacturing expenses increased by $1.2 million, or 2.3%, to $54.4 million from $53.2 million in the prior-year period, primarily due to costs associated with implementation of a computer system and corporate strategic studies partially offset by lower incentive compensation accruals.

Restructuring and Impairment Expense

Total restructuring and impairment expense of $7.2 million was recognized during the nine month period ended September 30, 2010, primarily for French severance expenses at PdM being recorded over the remaining service period of affected employees. Total restructuring and impairment expense of $19.6 million was recognized during the prior-year period which was comprised of $7.7 million for severance-related and other cash costs and $11.9 million for other non-cash charges.

Operating Profit
($ in millions)
	Nine Months Ended			Return on Net
	September 30,	September 30,		Sales
	2010	2009	Change	2010	2009

France	$48.1	$48.7	$(0.6)	15.0%	15.2%
United States	47.5	29.7	17.8	22.7	15.8
Brazil	3.8	6.9	(3.1)	6.0	12.5
Subtotal	99.4	85.3	14.1
Unallocated expenses	(12.7)	(15.3)	2.6
Total	$86.7	$70.0	$16.7	15.6%	13.2%

Operating profit was $86.7 million in the nine month period ended September 30, 2010 compared with $70.0 million during the prior-year period.  Operating results were higher in the U.S., essentially unchanged in France and lower in Brazil.

The French segment’s operating profit was $48.1 million in the nine month period ended September 30, 2010, a decrease of $0.6 million from $48.7 million in the prior-year period.  The decrease was primarily due to:
•	$7.3 million in higher inflationary costs primarily from wood pulp
•	Changes in sales volume unfavorably impacting operating profit by $3.0 million
•	Unfavorable currency impacts of $2.3 million due to the weaker euro against the dollar primarily during the third quarter of 2010 compared to the third quarter of 2009
•	These negative factors were partially offset by $9.8 million of improved mill operations and benefits of cost savings programs as well as $3.3 million of lower restructuring expense.

The U.S. segment’s operating profit was $47.5 million in the nine month period ended September 30, 2010, a $17.8 million increase from operating profit of $29.7 million in the prior-year period.  The increase was primarily due to:
•	An $8.6 million decrease in restructuring and impairment expense reflecting the expenses incurred primarily during the third quarter of 2009 for now completed actions
•	Improved mill operations and benefits of cost savings programs
•	A $6.4 million benefit from a favorable mix of products sold and higher selling prices, primarily due to higher sales of paper for LIP cigarettes
•	These positive factors were partially offset by $3.4 million in higher nonmanufacturing expense, and a $2.0 million impact of higher inflationary costs.

Brazil’s operating profit was $3.8 million during the nine month period ended September 30, 2010, compared to $6.9 million during the prior-year period.  The decreased operating profit was primarily due to higher inflationary costs of $3.2 million.

Non-Operating Expenses

Interest expense of $1.4 million in the nine month period ended September 30, 2010 decreased from $3.7 million in the prior-year period.  Average debt levels were lower during the nine month period ended September 30, 2010 versus the prior-year period, and our weighted average effective interest rate was lower.  The weighted average effective interest rates on our debt facilities were approximately 1.7% and 2.4% for the nine month periods ended September 30, 2010 and 2009, respectively.

Other expense, net was $0.5 million and $0.3 million for the nine month periods ended September 30, 2010 and 2009, respectively, primarily due to foreign currency transaction impacts, net of interest income.

Income Taxes

The provision for income taxes in the nine month period ended September 30, 2010 reflected an effective tax rate of 35.5% compared with 31.1% in the prior-year period.  The difference in effective tax rates was primarily due to higher absolute levels of taxable earnings which reduced the percentage benefit on the effective tax rate of our foreign holding company tax structure and a French law, effective January 1, 2010, which changed a business tax to an income tax for U.S. GAAP accounting purposes.

Income (Loss) from Equity Affiliates

Income from equity affiliates was $2.1 million in the nine months ended September 30, 2010 compared with a loss of $1.4 million during the nine months ended September 30, 2009.  These results reflected the operations of our joint venture in China. The joint venture’s sales volume and production yields increased during the first half of 2010 compared to the majority of the prior-year period when it was still in the early stages of its operations.

Discontinued Operations

Operations at our Malaucène mill are reported as discontinued operations for all periods presented.  Consequently, results of the Malaucène mill have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts.  In the nine month period ended September 30, 2010, the results of discontinued operations included $1.2 million of severance expenses recorded over the remaining service period of affected employees, $2.8 million of accrued expenses associated with claims by former employees seeking additional severances, a $1.7 million charge for additional impairment of the carrying value for machinery and equipment in connection with a revised estimate of the equipment’s fair value and its reclassification to assets held for sale and a $1.2 million accrued expense for estimated costs for environmental remediation obligation at the site based on a preliminary report of an environmental study performed in connection with the mill closure.

Net Income and Income per Share

Net income for the nine month period ended September 30, 2010 was $51.6 million, or $2.78 per diluted share, compared with $24.9 million, or $1.59 per share, during the prior-year period.  The increase in net income in 2010 was primarily due to an increase in mix to higher-value products, higher average selling prices and benefits of cost savings programs including strategic actions taken over the last four years to restructure the business.

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

Cash Requirements

As of September 30, 2010, we had net operating working capital of $67.6 million and cash and cash equivalents of $80.7 million, compared with net operating working capital of $78.1 million and cash and cash equivalents of $56.9 million as of December 31, 2009.  Changes in these amounts include the impacts of changes in currency exchange rates which are not included in the changes in operating working capital presented on the consolidated statements of cash flow.

Cash Flows from Operating Activities
($ in millions)	Nine Months Ended
	September 30, 2010	September 30, 2009

Income from continuing operations	$56.8	$44.1
Non-cash items included in net income:
Depreciation and amortization	29.6	32.7
Asset impairments and restructuring-related accelerated depreciation	0.5	12.0
Amortization of deferred revenue	(6.0)	(4.3)
Deferred income tax provision	20.6	16.5
Pension and other postretirement benefits	1.6	(6.2)
Stock-based compensation	5.6	5.3
(Income) loss from equity affiliate	(2.1)	1.4
Other items	(2.8)	1.2
Net changes in operating working capital	20.8	(42.1)
Net cash provided (used) by operating activities of:
Continuing operations	124.6	60.6
Discontinued operations	(19.4)	(6.9)
Cash Provided by Operations	$105.2	$53.7

Net cash provided by operations was $105.2 million in the nine months ended September 30, 2010 compared with $53.7 million provided by operations in the prior-year period.  Our net cash provided by operations changed favorably by $51.5 million in 2010 compared to the prior-year period, primarily due to $20.8 million favorable changes in operating working capital in 2010 versus unfavorable changes in operating working capital in 2009 and higher net income.

Operating Working Capital
($ in millions)	Nine Months Ended
	September 30, 2010	September 30, 2009
Changes in operating working capital
Accounts receivable	$(16.2)	$(1.2)
Inventories	17.4	(13.2)
Prepaid expenses	(1.7)	1.1
Accounts payable	3.9	(16.7)
Accrued expenses	—	8.1
Accrued income taxes	17.4	(20.2)
Net changes in operating working capital	$20.8	$(42.1)

In the nine month period ended September 30, 2010, net changes in operating working capital contributed favorably to cash flow by $20.8 million, primarily due to receipt of a French income tax refund in the 2010 period and decreases in inventory. These were partially offset by increases in accounts receivable due to higher sales and payments of previously accrued restructuring costs. During the full year 2010, the Company expects to pay approximately $27 million in restructuring costs primarily for employee severances most of which have already been accrued.  We expect remaining accrued severances to be paid in 2011.

In the prior-year period, net changes in operating working capital contributed unfavorably to cash flow by $42.1 million, primarily due to lower accrued income taxes as a result of estimated income tax payments in France which were refunded in 2010 and to lower accounts payable in part as a result of a French law limiting vendor payment terms to 60 days.

Cash Flows from Investing Activities (dollars in millions)	Nine Months Ended
	September 30, 2010	September 30, 2009

Capital spending	$(45.7)	$(7.7)
Capitalized software costs	(8.3)	(3.8)
Other	0.4	(1.2)
Cash Used for Investing	$(53.6)	$(12.7)

Cash used for investing activities was $53.6 million in the nine month period ended September 30, 2009 versus $12.7 million during the prior-year quarter.

Capital Spending and Capitalized Software Costs

Capital spending was $45.7 million and $7.7 million in the nine month periods ended September 30, 2010 and 2009, respectively. The increase in capital spending was primarily due to construction of a new reconstituted tobacco facility in the Philippines and establishing LIP production capabilities in the EU for which capital spending of $22.0 million and $12.7 million, respectively, was incurred in the nine month period ended September 30, 2010. We expect to spend a total of approximately $117 million on the new reconstituted tobacco facility in the Philippines of which approximately $35 million to $50 million will be incurred during the full year 2010 and $45 million is under contract as of September 30, 2010. We expect to spend a total of approximately $25 million for equipment to make LIP cigarette papers in Europe.  Capital spending to-date on this project has totaled $12.7 million through the first nine months of 2010.  Of the remainder, approximately $8.7 million is under contract as of September 30, 2010, substantially all of which will be paid for during the remainder of 2010.

Capitalized software costs were $8.3 million and $3.8 million for the nine month periods ended September 30, 2010 and 2009, respectively. During the full year 2010, the Company expects to spend a total of approximately $10 million to implement new enterprise resource planning software in Brazil and the United States.

In the nine months ended September 30, 2009, no individual capital projects exceeded $1.0 million of capital spending.

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

Total capital spending for 2010 is expected to be $75 million to $90 million, including the above-mentioned $60 to $75 million for the planned RTL expansion in the Philippines and EU LIP expansion.

Cash Flows from Financing Activities ($ in millions)	Nine Months Ended
	September 30, 2010	September 30, 2009

Cash dividends paid to SWM stockholders	$(8.1)	$(6.9)
Net proceeds from (payments on) borrowings	(4.9)	(48.8)
Purchases of treasury stock	(19.0)	(0.8)
Proceeds from exercises of stock options	1.6	8.9
Excess tax benefits of stock-based awards	1.3	1.0
Cash Used in Financing	$(29.1)	$(46.6)

Financing activities during the nine months ended September 30, 2010 included borrowings of $51.0 million and net repayments of debt totaling $55.9 million for a net repayment of $4.9 million. Cash dividends paid to SWM stockholders were $8.1 million.

Financing activities during the prior-year period included borrowings of $33.4 million and net repayments of debt totaling $82.2 million for a net repayment of $48.8 million.  Cash dividends paid to SWM stockholders were $6.9 million in the nine months ended September 30, 2009.

Dividend Payments

We have declared and paid quarterly dividends of $0.15 per share since the second quarter of 1996.  On September 23, 2010, the Board of Directors authorized a quarterly cash dividend of $0.15 per share of common stock.  The dividend will be payable on December 29, 2010, to stockholders of record on November 29, 2010. We expect to continue this level of dividend.  However, the decision to declare a dividend is made quarter by quarter and is based upon a number of factors including, but not limited to, earnings, funding of strategic opportunities and our financial condition.  A decision could be made to cancel, suspend, modify or change the form of future dividend payments.

Share Repurchases

We repurchased 388,694 shares of our common stock during the nine month period ended September 30, 2010 at a cost of $19.0 million. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Debt Instruments and Related Covenants
($ in millions)	Nine Months Ended
	September 30, 2010	September 30, 2009
Changes in short-term debt	$2.9	$(21.1)
Proceeds from issuances of long-term debt	48.1	33.4
Payments on long-term debt	(55.9)	(61.1)
Net (payments on) proceeds from borrowings	$(4.9)	$(48.8)

Net payments on long-term debt were $7.8 million and proceeds from short-term debt were $2.9 million during the nine months ended September 30, 2010.

Availability under the U.S. Revolver increased to $95.0 million as of September 30, 2010 from $62.0 million as of December 31, 2009.  Availability under the Euro Revolver decreased to 55.0 million euros, or $74.9 million, as of September 30, 2010 from 72.0 million euros, or $103.8 million, as of December 31, 2009. We also had availability under our bank overdraft facilities and lines of credit of $29.9 million as of September 30, 2010.

The Credit Agreement contains covenants that are customary for facilities of this type that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0.  As of September 30, 2010, the net debt to equity ratio was (0.05), and the net debt to adjusted EBITDA ratio was (0.19).  We could have borrowed the remaining contractual availability under the Credit Agreement as of September 30, 2010 without having exceeded the 3.0 net debt to adjusted EBITDA ratio.  The Company was in compliance with all the financial covenants of the Credit Agreement as of September 30, 2010.

Our total debt to capital ratios at September 30, 2010 and December 31, 2009 were 9.2% and 11.1%, respectively.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits.  Our pension obligations are funded by our separate pension trusts, which held $121.4 million in assets at December 31, 2009.  The combined postretirement benefit obligation of our U.S. and French pension plans was underfunded by $27.2 million as of December 31, 2009.  We are not required to make contributions to these plans during 2010.

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

Employee Labor Agreements.  Hourly employees at the Spotswood, New Jersey and Ancram, New York mills are represented by locals of the United Steel Workers Union.  The Spotswood mill is operating pursuant to a collective bargaining agreement effective through July 28, 2011. The collective bargaining agreement at our Ancram, New York mill is a 3-year agreement effective through September 30, 2011.

Hourly employees at our Saint-Girons, Quimperlé, and Spay, France mills are union represented.  The collective bargaining agreements at Quimperlé, Spay and St. Girons mills are effective through December 31, 2010, February 28, 2011 and June 1, 2011, respectively.  The collective bargaining agreement at our Medan, Indonesia mill expires June 30, 2011.

Hourly employees at the Pirahy mill in Santanesia, Brazil are represented by a union.  A one-year collective bargaining agreement was recently renewed through May 31, 2011.

Outlook

We remain confident in our strategy to grow SWM’s high value products franchise and look forward to the coming twelve months as we bring to fruition the two principle elements of this effort: launching LIP cigarette paper in Europe and completion of our greenfield RTL facility in the Philippines.  We remain diligent in managing with excellence our present day-to-day business while at the same time implementing these strategic initiatives.

Our third quarter financial results reflect a relatively stable internal and external business environment.  Year-over-year comparisons continue to be negatively impacted by increased wood pulp prices and unfavorable foreign currency exchange impacts.  Sales and production volumes decreased versus the third quarter of 2009 primarily due to decreased sales of RTL as a result of timing of customer orders.  Operationally, performance across SWM’s production sites improved during the third quarter.

Until EU LIP demand commences, SWM’s business is expected to be relatively stable at or near current earnings levels. At present there is a lack of clarity regarding the exact timing of LIP regulatory enforcement and procurement decisions regarding LIP cigarette paper supply among the majority of the EU customer base remain open.  Therefore, the level of benefit to SWM’s future earnings from the advent of EU LIP requirements remains dependent upon actual sales volume and product pricing that is yet to be determined, but should become clearer in the coming months.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act.  These statements include those in the “Outlook” section and our expectations elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operation, and in “Risk Factors” in Item 1A.  They also include statements containing “expect,” “anticipate,” “project,” “appears,” “should,” “could,” “may,” “typically” and similar words.  Actual results may differ materially from the results suggested by these statements for a number of reasons, including the following:

•
Schweitzer-Mauduit has manufacturing facilities in 7 countries, a joint venture in China, and sells products in over 90 countries.  As a result, it is subject to a variety of import and export, tax, foreign currency, labor and other regulations within these countries. Changes in these regulations, or adverse interpretations or applications, as well as changes in currency exchange rates, could adversely impact the Company’s business in a variety of ways, including increasing expenses, decreasing sales, limiting its ability to repatriate funds and generally limiting its ability to conduct business.  In Brazil, we are currently generating more value-added tax credits than we utilize.  As of September, 30, 2010, these credits totaled $13.9 million.  We are undertaking actions that, if successful, should allow our Brazilian operation to utilize more credits than it generates on an annual basis. These credits do not expire; however, if the actions being undertaken are not successful, we may record an allowance against the current balance.

•
The Company’s sales are concentrated to a limited number of customers.  In 2009, 56% of its sales were to its four largest customers.  The loss of one or more of these customers, or a significant reduction in one or more of these customers' purchases, depending on the product impacted, could have a material adverse effect on the Company’s results of operations.

•
The Company’s financial performance is materially impacted by sales of both reconstituted tobacco products and cigarette paper for lower ignition propensity cigarettes.  A significant change in sales or production volumes, pricing or manufacturing costs of these products or the failure to realize expected increases in the sales volumes of these products could have a material impact on future financial results.

•
As a result of excess capacity in the tobacco-related papers industry and increased operating costs, competitive levels of selling prices for certain of the Company’s products are not sufficient to cover those costs with a margin that the Company considers reasonable.  Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment charges for certain equipment as well as employee severance expenses associated with downsizing activities.  The Company will continue to disclose any such actions as they are announced to affected employees or otherwise become certain and will continue to provide updates to any previously disclosed expectations of expenses associated with such actions

•
In recent years, governmental entities around the world, particularly in the United States and western Europe, have taken or have proposed actions that may have the effect of reducing consumption of tobacco products.  Reports with respect to the possible harmful physical effects of cigarette smoking and use of tobacco products have been publicized for many years and, together with actions to restrict or prohibit advertising and promotion of cigarettes or other tobacco products, to limit smoking in public places and to increase taxes on such products, are intended to discourage the consumption of cigarettes and other such products.  Also in recent years, certain governmental entities, particularly in North America, have enacted, considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked. Furthermore, it is not possible to predict what additional legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect our business.

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

Oppositions were filed in December 2009 with the European Patent Office (EPO) contesting the grant by the EPO to the company of patent number EP-1482815. The company believes that the EPO properly granted the patent and has responded to the opposition arguments by the September 18, 2010 deadline established by the EPO. However, the final resolution of the oppositions could result in the invalidation of the patent or a further limitation of the scope of the patent claims which could affect the competitive value of the patent. The outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution.

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

•
The Company faces commitments and contingencies, including the class action case, the Brazil ICMS case, French employee Claims for additional severances and environmental matters, as discussed in Note 10, Commitments and Contingencies, of the unaudited consolidated financial statements included in Part I, Item 1 of this document.  The Company’s assessment of the likely outcome of each of these matters involves assumptions and judgments as to future events and outcomes that could turn out to be other than the Company expected.  An unfavorable outcome in one or more of these matters could have a material impact on future financial results.

For additional factors and further discussion of these factors, please see our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at September 30, 2010 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2010. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and disputes (see Note 15, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009). Except as noted below, there have been no material developments to these matters during 2010.

Class Action

On March 31, 2010, the City of Pontiac General Employees’ Retirement System, individually and on behalf of all others similarly situated, sued Schweitzer-Mauduit International, Inc., its Chief Executive Officer, Frédéric P. Villoutreix, and its Chief Financial Officer, Peter J. Thompson, in the United States District Court for the Northern District of Georgia for alleged violations of certain sections and rules of the Securities Act of 1934. The plaintiffs’ identified a putative class period covering August 5, 2009 to February 10, 2010.  The primary allegations of the suit contend that the defendants misrepresented the strength of the Company’s competitive position in the U.S. and its ability to withstand European competition, particularly in the area of lower ignition propensity papers. Further, the complaint alleges that the defendants concealed threats to the Company’s relationship with Phillip Morris USA, Inc.  As a consequence of these alleged misrepresentations or omissions, the plaintiffs contend that the Company’s stock price was artificially inflated causing the plaintiffs to be damaged in an unspecified amount.  The court  issued an order on August 26, 2010 appointing as co-Lead Plaintiffs the City of Pontiac General Employees' Retirement System and the Western Washington Laborers-Employers Pension Trust.  Robbins Geller Rudman & Dowd was appointed Lead Counsel.  Plaintiffs filed an Amended Consolidated Complaint, which becomes the operative complaint in the case going forward.  The Company believes that the allegations are without merit as to all defendants and intends to vigorously defend the matter as to itself and its two officers. The Company believes the litigation will not have a material adverse impact on the Company’s financial condition.

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

On May 27, 2010, the State of Rio de Janeiro imposed a freeze of SWM-B’s bank accounts.  In June 2010, the Supreme Court of Brazil granted the writ of prevention and stayed the execution of the tax foreclosure by the State of Rio de Janeiro.  On July 1, 2010, based on the Supreme Court’s order granting the writ of prevention, the local court in Pirahy removed the freeze imposed on SWM-B’s bank accounts.  Based on the foreign currency exchange rate at June 30, 2010, the Assessment totaled approximately $32 million, of which approximately $15 million is covered by indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

French Employee Claims for Additional Severances

In connection with the closure of the Malaucène mill, approximately 150 previously severed employees have filed claims for additional severances in the respective labor tribunal, alleging a lack of economic justification for closure of the mill or that the Company did not follow the precise legal requirements around identifying and offering other jobs within the SWM worldwide group.  The Company intends to defend these claims vigorously, however based on a preliminary evaluation of these claims it is probable that we will incur additional severances in order to resolve this matter.  In the three and nine month periods ended September 30, 2010, the results of discontinued operations included $1.2 million and $2.8 million, respectively, of accrued pre-tax expense associated with these claims.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table indicates the amount of shares of the Company’s common stock it has repurchased during 2010 and the remaining amount of share repurchases currently authorized by our Board of Directors as of September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum amount of shares that May Yet Be Purchased under the Programs
			(# shares)	($ in millions)	($ in millions)
First Quarter 2010	8,491	$70.35	8,491	$0.6
Second Quarter 2010	3,300	$48.34	3,300	$0.2
July 2010	12,200	$48.62	12,200	$0.6
August 2010	364,703	$48.39	364,703	$17.6
September 2010	—	—	—	—
Total Year-to-Date 2010	388,694	$48.88	388,694	$19.0	$11.0	*
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

Schweitzer-Mauduit International, Inc.
 (Registrant)

By:	/s/ PETER J. THOMPSON	By:	/s/ MARK A. SPEARS
	Peter J. Thompson		Mark A. Spears
	Executive Vice President, Finance		Corporate Controller
	& Strategic Planning		(principal accounting officer)
(duly authorized officer and
principal financial officer)

	November 3, 2010		November 3, 2010

GLOSSARY OF TERMS

The following are definitions of certain terms used in our Form 10-Q and 10-K filings:

•	“Banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.

•	“Binder” is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.

•	“Cigarette paper” wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended September 30, 2010

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