Form 10-K
period 2010-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2011-02-25
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding common stock, par value $0.10 per share (the “Common Stock”), held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $902.8 million, based on the last sale price for the Common Stock of $50.45 per share as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 17,268,949 shares of Common Stock issued and outstanding as of February 22, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders scheduled to be held on April 28, 2011 (“the 2011 Proxy Statement”) and filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

PART I.

Item 1. Business

GENERAL

Schweitzer-Mauduit International, Inc. (referred to, with its consolidated subsidiaries, as “we”, “us”, “our”, the “Company”, “SWM INTL” or “SWM” unless the context indicates otherwise) is a multinational diversified producer of premium specialty papers headquartered in the United States of America. We manufacture and sell paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised approximately 93% of our consolidated net sales in each of the years 2008 through 2010. The primary products in the group include cigarette, plug wrap and base tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette and reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco products are a diverse mix of products that includes low volume, high-value engineered papers as well as commodity paper grades produced to maximize machine utilization.

We are a manufacturer of lightweight specialty papers, which are used in manufacturing ventilated cigarettes, banded papers for the production of lower ignition propensity, or LIP, cigarettes and the leading independent producer of RTL used in producing blended cigarettes. We conduct business in over 90 countries and currently operate 11 production locations worldwide, with mills in the United States, France, the Philippines, Indonesia, Brazil and Poland. We also have a 50% equity interest in a paper mill in China that produces cigarette and porous plug wrap papers.

Our Securities and Exchange Commission, or SEC, filings, which include this Annual Report on Form 10-K, Definitive Proxy Statements on Form DEF-14A, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments, are available, free of charge, on the Investor Relations section of our web site at www.swmintl.com . Information from our web site is not incorporated by reference into this Form 10-K. These reports are available soon after they are filed electronically with the SEC. The web site allows access to historical financial information, press releases and quarterly earnings conference calls, our Code of Conduct, corporate governance guidelines, Board of Directors committee charters, as well as disclosure of any amendment to or waivers of our Code of Conduct granted to any of the principal executive officer, principal financial officer or principal accounting officer. The web site provides additional background information about us including information on our history, products and locations. Requests for information or to contact the audit committee chair, lead non-management director or to report concerns about accounting or other issues can be made in writing and sent to the Investor Relations Department at our principal executive office address listed below.

Our quarterly earnings conference calls are typically held the morning after our quarterly earnings releases and are available through our web site via a webcast. The tentative dates for our quarterly earnings conference calls related to 2011 financial results are May 4, 2011, August 3, 2011, November 2, 2011 and February 2, 2012. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through our web site.

Our wholly-owned, majority-owned and controlled subsidiaries are Schweitzer-Mauduit Canada, Inc., or SM-Canada, Schweitzer-Mauduit Spain, S.L., or SM-Spain, a holding company organized under the Spanish holding company regime and the primary foreign investment holding company for SWM, SWM Poland, Sp.zo.o., SWM Poland, SWM RTL Philippines Inc. and Schweitzer-Mauduit International China, Limited, or SM-China, a holding company incorporated in Hong Kong which owns 50% of the equity interest in China Tobacco Mauduit (Jiangmen) Paper Industry Company Ltd., a Sino-Foreign Equity Joint Venture with China National Tobacco Corporation, or CNTC, to manufacture and sell tobacco-related papers in China, our only unconsolidated subsidiary. We indirectly through SM-Spain have subsidiaries in France, the Philippines, Indonesia and Brazil. SM-Spain owns directly 100% of Schweitzer-Mauduit Holding S.A.S., a French holding company, or SMH, and SMH owns 100% of Schweitzer-Mauduit Industries S.A.S., a French corporation, or SMI, which, together with SM-Spain, holds 100% of a second holding company Schweitzer-Mauduit France S.A.S., a French corporation, or SMF, which holds our French, Philippine and Indonesian paper operations. SMF also owns 100% of Schweitzer-Mauduit Developpements S.A.S., a French corporation, or SMD, and SMD owns 100% of LTR Industries S.A., a French corporation, or LTRI, our French RTL operation. SMF, directly or indirectly, owns 100% of three principal French operating subsidiaries, Papeteries de Mauduit S.A.S., or PdM, Papeteries de Malaucène S.A.S., or PdMal, and Papeteries de Saint-Girons S.A.S., or PdStG, 100% of PDM Philippines Industries, Inc., or PPI, and 95% of P.T. PDM Indonesia, or PT PDM. SM-Spain also owns directly 99.99% of the issued and outstanding shares of Schweitzer-Mauduit do Brasil S.A., our Brazilian paper operations, or SWM-B. We had no special purpose entities as of December 31, 2010.

Our principal executive office is located at 100 North Point Center East, Suite 600, Alpharetta, Georgia 30022-8246 and our telephone number at that address is 1-800-514-0186. Our stock is traded on the New York Stock Exchange, or NYSE, under the symbol “SWM.”

We have provided a Glossary of Terms at the end of this Annual Report on Form 10-K.

DESCRIPTION OF BUSINESS

Segment Financial Information.   We operate and manage three reportable segments: United States, or U.S., France and Brazil. These segments are based on the geographical location of our manufacturing operations. These business segments manufacture and sell Cigarette Papers, reconstituted tobacco products (France and U.S. only) and certain non-tobacco industry products. While the products are similar in each segment, they vary based on customer requirements and the manufacturing capabilities of each of the operations. The Philippine and Indonesian financial results are included in the French business segment because the results of these two units are not material for segment reporting purposes and since their products are coordinated with sales of our French operations in southeast Asia. Sales by a segment into markets primarily served by a different segment occur where specific product needs cannot be cost-effectively met by the manufacturing operations domiciled in that segment.

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

Financial information about foreign and domestic operations, contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing in Part II, Item 7 herein and in Notes 10, 11, 14 and 18  (“Restructuring Activities,” “Debt,” “Income Taxes” and “Segment Information,” respectively) to the Consolidated Financial Statements contained in “Financial Statements and Supplementary Data” appearing in Part II, Item 8 herein, are incorporated in this Item 1 by reference.

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

Each of the three principal types of Cigarette Papers — cigarette, plug wrap and tipping papers — serves a distinct purpose in the function of a cigarette.

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

Plug wrap paper forms the outer layer of a cigarette filter and is used to hold the filter materials in a cylindrical form. Conventional plug wrap is manufactured on flat wire paper machines using wood pulp. Porous plug wrap, a highly air-permeable paper, is manufactured on inclined-wire paper machines using a furnish consisting of long-fibers, such as abaca, and wood pulp. Porosity, a measure of air-flow permeability, ranges from a typical level of less than 100 Coresta on conventional plug wrap to 35,000 Coresta on high-porosity papers.

Base tipping paper, produced in white or tan/cork color, joins the filter element to the tobacco-filled column of the cigarette. The ability to produce tipping paper, which is both printable and glueable at high speeds, is critical to producing a cigarette with a distinctive finished appearance.

Reconstituted tobacco is used by manufacturers of cigarettes and other tobacco products as a means of recycling their tobacco by-products and to achieve product performance attributes. We currently produce reconstituted tobacco in two forms: leaf, or RTL, in France, which is manufactured by LTRI, and wrapper and binder in the United States. RTL is used by cigarette manufacturers primarily to blend with virgin tobacco as a design aid to achieve certain attributes of finished cigarettes, such as taste characteristics and reduced deliveries of tobacco-related smoke constituents, and to cost-effectively utilize tobacco leaf waste by-products. Wrapper and binder are reconstituted tobacco products used by manufacturers of machine-made cigars. Binder is used to hold the tobacco leaves in a cylindrical shape during the production process. Wrapper is used to cover the outside of the cigar, providing a uniform, finished appearance.

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

MARKETS AND CUSTOMERS

Our U.S. segment primarily supplies the major, and many of the smaller, cigarette manufacturers in North America, and also has significant sales in South America, the European Union, or EU, and parts of Asia and Oceana. The customer base for the U.S. operations consists of more than 150 customers in approximately 40 countries. Our French segment relies predominantly on worldwide exports, primarily to western Europe, Asia (in part through our Philippine and Indonesian manufacturing facilities), eastern Europe and, in lesser but substantial amounts, to Africa, and the Middle East. The customer base for the French operations consists of a diverse group of approximately 200 customers in more than 70 countries. Our Brazilian segment primarily supplies customers in Latin and South American countries with expanding sales to North America and other export locations. The current customer base of the Brazilian operations consists of the cigarette manufacturers in Brazil, as well as approximately 50 customers in approximately 20 countries outside Brazil. Customers of all three business segments include international tobacco companies, regional tobacco manufacturers and government monopolies.

Philip Morris International Inc., Philip Morris USA, a subsidiary of Altria Group Inc., and British American Tobacco, or BAT, are our three largest customers and together with their respective affiliates and designated converters, accounted for 45%, 45% and 39% of the Company’s 2010, 2009 and 2008 consolidated net sales, respectively. Although the total loss of one or more of these large customers could have a material adverse effect on our results of operations, this is not considered likely given the significant share that our capacity represents of the total worldwide supply available to meet the demand for cigarette-related fine papers. A material variation in demand from one or more of these customers or due to external factors such as government legislation or changes in consumer behavior, however, could result in a significant decline in demand for our products.

SALES AND DISTRIBUTION

Essentially all tobacco-related products manufactured by the U.S., French and Brazilian segments are sold by our marketing, sales and customer service organizations directly to cigarette manufacturers or their designated converters. Most of our U.S. and French segments’ non-tobacco related products, which represent approximately 5% to 8% of each of their respective net sales, are sold on a direct basis. The Brazilian segments’ non-tobacco related products comprise approximately 12% of its net sales, substantially all of which are sold through agents.

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

Cigarette Paper   As the sole domestic producer of Cigarette Papers in North America, we believe that we have the majority supply position. PdM and PdStG, indirect wholly-owned subsidiaries in France, sell most of their products in western Europe and Asia. We believe SWM-B has the majority of the cigarette paper market in Brazil and in South America. Our principal competitors include European suppliers Delfort Group AG, or Delfort, an Austrian corporation, Miquel y Costas & Miquel S.A., or Miquel y Costas, a Spanish corporation, and Julius Glatz GmbH, an independent German company. The principal competitors of our Indonesian cigarette paper business are PT Surya Zig Zag and PT Bukit Muria Jaya, or PT BMJ, which are owned by Indonesian cigarette production companies. We believe that the bases of cigarette paper competition are price, consistent quality, security of supply, level of technical service and performance requirements of the customer’s cigarette-making equipment.

We have developed, individually or in conjunction with customers, technologies to address the market for cigarette paper for LIP cigarettes in the United States and Canada. We are currently the leading producer of commercially proven cigarette paper for LIP cigarettes and continue to actively develop the technologies for such products. We formed a “Center of Excellence” platform at our Newberry, South Carolina facility dedicated to the development, production and distribution of cigarette papers for LIP cigarettes and are establishing LIP capacity to serve the European market, with a new facility in Poland modeled after the successful Newberry site.

Plug Wrap Paper   We estimate that our segments hold a majority of market share for plug wrap papers in each of the markets in which we compete. In the U.S. and Brazil segments, our competitors are Miquel y Costas and Delfort. In France, our principal competitor is Delfort.

Base Tipping Paper   We believe that our U.S. segment is a leading supplier for the North American market for base tipping paper, which is subsequently printed by converters. Our principal competitor in this market is Delfort. We estimate our Brazilian segment holds the majority of the market share for base tipping paper in South American, which is subsequently printed by converters. Our principal competitor in Latin America is Miquel y Costas. We believe that the bases for competition are consistent quality, price and, most importantly, the ability to meet the runability and printability requirements of converting equipment and high-speed cigarette-making machines.

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

LTRI’s principal competitors are cigarette companies such as Philip Morris USA, R.J. Reynolds Tobacco Company, Elets, an affiliate of Japan Tobacco Inc. which operates in Russia, and STMA (China), which produce RTL primarily for internal use.  As currently being experienced, low prices for tobacco leaf can adversely impact RTL demand.

We estimate that approximately 40% of reconstituted cigar wrapper and binder used in the U.S. market is produced internally by domestic cigar manufacturers. Our U.S. segment’s Ancram mill and Nuway Tobacco, a privately-held cast process manufacturer, produce the balance for the U.S. market which is not produced internally by domestic cigar manufacturers. The Ancram mill and DHT, a subsidiary of NV Deli Maatschappij, are the main suppliers to the European cigar manufacturers.

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

RAW MATERIALS AND ENERGY

Wood pulp is the primary fiber used in our operations. Our operations consumed 82,000 and 81,000 metric tons of wood pulp in 2010 and 2009, respectively, all of which was purchased. Our operations also use other cellulose fibers, the most significant of which are in the form of flax fiber and tobacco leaf by-products, as the primary raw materials for Cigarette Papers and reconstituted tobacco products, respectively. While tobacco leaf by-products are generally the property of the cigarette manufacturer for whom the reconstitution is contracted, we purchase some tobacco leaf by-products for use in the production of RTL and wrapper and binder products.

Flax straw is purchased and subsequently processed into flax tow at processing facilities in Canada and France. The flax tow is then converted into flax pulp at pulping facilities in the United States and France or purchased on the open market. Certain specialty papers are manufactured by our operations in France, requiring small amounts of other cellulose fibers, all of which are purchased.

In addition to cellulose fibers, our operations use calcium carbonate as another significant raw material in the production of many of our paper products. Calcium carbonate, or chalk, is used in the production of Cigarette Papers, as well as in certain of our other paper products, to provide desired qualities and characteristics, such as opacity, as well as end-product performance attributes. All of our needs for calcium carbonate are purchased. Our Quimperlé mill in France and Pirahy mill in Brazil have on-site, vendor-operated, precipitated calcium carbonate plants which supply significant quantities toward the needs of those mills. For the balance of their needs, our mills also purchase calcium carbonate manufactured elsewhere. Our calcium carbonate purchase commitments are discussed in Note 17, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

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

Additional information regarding agreements for the supply of energy is included in Note 17, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

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

Our French segment does maintain records of order backlogs. For Cigarette Papers, the order backlog was approximately $28 million and $31 million on December 31, 2010 and 2009, respectively. This represented approximately 29 and 41 days of Cigarette Paper sales for the French segment in 2010 and 2009, respectively. LTRI’s RTL business operates under a number of annual supply agreements. The order backlog for RTL was approximately $163 million and $161 million on December 31, 2010 and 2009, respectively.

The Brazilian segment does not calculate or maintain records of order backlogs. Souza Cruz, its largest customer, provides forecasts of its future demand, typically eight weeks in advance, in order for the Brazilian operations to manage production and ensure a sufficient supply to meet this customer’s anticipated requirements.

Sales of our products are subject to significant seasonal fluctuations. In the United States and Europe, customer shutdowns of one to two weeks in duration typically occur in July and December. In Brazil, customer orders are typically lower in December due to a January and February holiday season.

RESEARCH AND DEVELOPMENT

We employ approximately 50 research personnel in research and laboratory facilities in Spay, France, Santanésia, Brazil, San Pedro, Philippines and Alpharetta, Georgia. We are dedicated to developing Cigarette Papers, reconstituted tobacco and non-tobacco paper product innovations and improvements to meet the needs of individual customers. The development of new components for tobacco products and the development of new non-tobacco paper products are the primary focuses of these research and development functions, including several development projects for our major customers. We expensed $8.5 million in 2010, $8.0 million in 2009 and $7.9 million in 2008 on research and development. We believe that our research and product development capabilities are unsurpassed in the industry and have played an important role in establishing our reputation for high quality, superior products.

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

PATENTS AND TRADEMARKS

As of December 31, 2010, we owned 191 patents and had pending 88 patent applications covering a variety of Cigarette Papers, RTL and cigar wrapper and binder products and processes in the United States, western Europe and several other countries. We believe that such patents, together with our papermaking expertise and technical sales support, have been instrumental in establishing us as the leading worldwide supplier of Cigarette Papers, RTL and reconstituted wrapper and binder made by the papermaking process. We believe that patents have contributed to our position as the world’s leading independent producer of papers used for LIP cigarettes.

Management believes that our “ALGINEX®” water-based technology trademark for use in banded papers for the production of LIP cigarettes, and the “SWM” logo and trade names have been important contributors to the marketing of our products.

EMPLOYEES

As of December 31, 2010, we had 2,800 regular, full-time, active employees.

North American Operations   Hourly employees at the Spotswood, New Jersey, and Ancram, New York mills are represented by locals of the United Steel Workers Union. The collective bargaining agreement at our Spotswood mill is a one-year agreement which is effective through July 28, 2011. The three-year collective bargaining agreement at our Ancram mill is effective through September 30, 2011. We believe employee and union relations continue to be positive at the Spotswood and Ancram mills.

The fiber operations of our Canadian subsidiary and our Newberry, South Carolina facility are non-union. We believe that employee relations are positive.

French Operations   Hourly employees at our Quimperlé, Spay, and Saint-Girons, France mills are union represented. Our Quimperlé mill is operating pursuant to an employment agreement that expired effective December 31, 2010. Negotiations are being held at this location regarding compensation issues. The collective bargaining agreements at our Spay and Saint-Girons mills are effective through February 28, 2011 and June 1, 2011, respectively. We believe our employee relations are comparable to similar French manufacturing operations.

Employees of our Philippine and Polish operations are non-union. We believe that employee relations in those locations are positive.

Our mill in Medan, Indonesia is operating pursuant to a two-year collective bargaining agreement that is effective through June 30, 2011. We believe that employee relations are positive.

Brazilian Operations   Hourly employees at the Pirahy mill are represented by a union. The one-year collective bargaining agreement at SWM-B was renewed through May 31, 2011. We believe that employee relations are positive and comparable to similar Brazilian manufacturing operations.

ENVIRONMENTAL MATTERS

Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada were $0.5 million in 2010 and are expected to be $2 million to $3 million in 2011 and less than $1 million in 2012, of which no material amounts were or are expected to be the result of environmental fines or settlements. These expenditures are not expected to have a material adverse effect on our financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in our plans, changes in legal requirements or other factors.

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

EXECUTIVE OFFICERS

The names and ages of the executive officers as of February 25, 2011, together with certain biographical information, are as follows:

Name	Age	Position
Frédéric P. Villoutreix	46	Chairman of the Board and Chief Executive Officer
Otto R. Herbst	51	Chief Operating Officer & Executive Vice President
Michel Fievez	53	Executive Vice President
Wilfred A. Martinez	57	Vice President
Peter J. Thompson	48	Executive Vice President, Finance and Strategic Planning
Mark A. Spears	48	Corporate Controller

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

Otto R. Herbst has served as Chief Operating Officer since January 2009 and the Executive Vice President since March 2010.  Previously, Mr. Herbst was President of the Americas beginning in August 2006 with responsibility for the U.S. and Brazilian business units. Mr. Herbst served as our President — Brazilian Operations from April 1999 to July 2006. Prior to April 1999, he served as General Manager for New Business and Services from 1997 through March 1999 for Interprint, a manufacturer of security documents, telephone cards and business forms. From 1990 through 1997, Mr. Herbst served as Director of Agaprint, a manufacturer of packaging materials, business forms, commercial printing papers, personalized documents and envelopes.

Michel Fievez was appointed Executive Vice President during March 2010. He held the position of President — European Operations from June 2007 to March 2010. From 2003 to May 2007, Mr. Fievez served as General Manager One Side Coated Papers and then Vice President and General Manager Packaging, Metalizing and Office and Graphic with Ahlstrom Corporation. From 1998 to 2003, he held key manufacturing positions, including Managing Director, with Chesapeake Display and Packaging in Europe, and from 1994 to 1998, held the position of Vice President Manufacturing and Technology with Mead Packaging Europe.

Wilfred A. Martinez was appointed Vice President in January 2011. He served as President Americas Paper Business since March 2010. Previously, Mr. Martinez served as President of the Americas from January 1, 2009. Mr. Martinez was Corporate Executive Vice President and Strategy Officer, President, International Division and Senior Vice President, Worldwide Operations from 1996 to 2008 with Laticrete International, Inc., a world leader of tile and stone installation systems. From 1995 to 1996, he was General Manager, Monolithic Refractories, for Harbison-Walker Refractories, Inc., a leading global manufacturer of high temperature refractory products, and from 1979 to 1995 he served as Vice-President, International Operations, Vice-President, Technology and Director, Research and Development for Minteq International, Inc., a technology based multi-national sales and manufacturing refractory company.

Peter J. Thompson has served as Executive Vice President, Finance and Strategic Planning since January 2009. He served as Vice-President — Strategic Planning since August 2008. From August 2006 to August 2008, Mr. Thompson was our Chief Financial Officer and Treasurer. Mr. Thompson served as our President — U.S. Operations from 1998 to July 2006. During 1998, Mr. Thompson was Director — Sales and Marketing for the U.S. Operations. Mr. Thompson joined us in 1997 as a Marketing Manager in the U.S. Operations. Prior to joining us, he was employed by Tape, Inc. from 1995 to 1997, where he held several senior management positions in marketing, sales and finance. Mr. Thompson was employed by Kimberly-Clark from 1984 to 1995 in a variety of financial positions.

Mark A. Spears has served as our Corporate Controller since March 2008. Mr. Spears joined the Company in 1995 as Corporate Reporting Manager and subsequently served in progressive roles in the Controller department including Director of Corporate Reporting and Assistant Controller. Prior to joining Schweitzer-Mauduit, Mr. Spears was an audit manager with Coopers and Lybrand LLP (now PricewaterhouseCoopers) from 1984 to 1995.

Item 1A. Risk Factors

Factors That May Affect Future Results

Many factors outside of our control could impact future financial results. While not an exhaustive list, the following important factors could cause our actual results for 2011 and beyond to differ materially from those expressed in any forward-looking statements we have made.

Our business can be impacted by governmental actions relating to tobacco products.

In 2010, more than 93% of our net sales were from products used by the tobacco industry in making cigarettes or other tobacco products. Governments around the world, particularly in the United States and western Europe, increasingly are regulating the advertising, promotion, sale and use of tobacco products as a result of reports and speculation with respect to the possible harmful physical effects of cigarette smoking, second-hand smoke and use of tobacco products. In addition, tobacco products are heavily taxed in many jurisdictions, and U.S. healthcare legislation — the U.S. State Children’s Health Insurance Program, known as SCHIP legislation — significantly raised federal excise taxes in 2009 on all tobacco products. Cigarette consumption in the United States and western Europe has declined, in part due to these actions, which, in turn, have decreased demand for our products in these regions. In addition, litigation is pending against the major manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation may have on the tobacco industry or its demand for our products, but in the past, increases in taxes and litigation have adversely affected demand. In the U.S., the regulatory jurisdiction of the Federal Food and Drug Administration includes tobacco products, and product component disclosure regulations. Also, similar regulations, commonly known as REACH, are being implemented in the European Union. The impact of these legislative initiatives on the production and sale of our and our customers’ products is not presently known.

Our technological advantages are unlikely to continue indefinitely.

We consider our intellectual property and patents to be a material asset. We have been at the forefront of developing new products and technology within our industry and have patented several of our innovations, particularly with regard to cigarette paper used to produce LIP cigarettes. This has enhanced our ability to sell products and to provide added function and other value to the products we sell allowing them to command higher margins. Presently, we are seeing evidence of increasing efforts and activity by our competitors to develop and sell competitive products, particularly in the area of papers used for lower ignition propensity applications. Over time, we expect our competitors to develop competitive products that are designed to avoid our patents or to license our innovations. Ultimately, our patents will expire. As we expand our production of LIP papers and RTL to more locations and countries, the risk of the loss of proprietary trade secrets will increase, and any significant loss would result in the loss of the competitive advantages provided by such trade secrets. While we cannot predict the impact or the timing of these trends and eventualities, they likely will be to reduce our sales and margins from the levels that we otherwise would have achieved.

Effectively policing our domestic and international intellectual property and patent rights is costly and may not be successful.

Our portfolio of granted patents varies by country, which could have an impact on any competitive advantage provided by patents in individual markets. We rely on patent, trademark, and other intellectual property laws of the United States and other countries to protect our intellectual property rights. In order to maintain the benefits of our patents, we may be required to enforce certain of our patents against infringement through judicial or administrative actions. However, we may be unable to prevent third parties from using our intellectual property or infringing on our patents without our authorization, which may reduce any competitive advantage we have developed. If we have to litigate to protect these rights, any proceedings could be costly, time consuming, could divert management resources, and we may not prevail. We cannot guarantee that any United States or foreign patents, issued or pending, will continue to provide us with any competitive advantage or will not be successfully challenged by third parties. We do not believe that any of our products infringe the valid intellectual property rights of third parties. However, we may be unaware of intellectual property rights of others that may cover some of our products or services. In that event, we may be subject to significant claims for damages. Effectively policing our intellectual property and patents is time consuming and costly, and the steps taken by us may not prevent infringement of our intellectual property, patents or other proprietary rights in our products, technology and trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

Oppositions were filed in December 2009 with the European Patent Office (EPO) contesting the grant by the EPO to the Company of patent number EP-1482815.  The Company has responded to the opposition arguments by the September 18, 2010 deadline established by the EPO. An opposition was filed with the EPO contesting the grant by the EPO to the Company of patent number EP-133729, but the EPO has not yet opened an opposition proceeding. The Company believes that the EPO properly granted the patents in opposition; however, the final resolution of the oppositions could result in the invalidation of the patent or a further limitation of the scope of the patent claims which could affect the competitive value of the patent. The outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution.

Further, the Company filed an infringement action on February 8, 2010 in the United States District Court for South Carolina, Charleston Division, against multiple defendants alleging infringement of the Company’s United States Patent Number 6,725,867 and a First Amended Complaint on June 1, 2010 which added claims of alleged infringement under United States Patent Number 5,878,753 and further specification of the products alleged to violate said patents.  Adversarial proceedings present uncertainties and risks, which could include invalidation of the patent in dispute, a change in the scope of the patent claims, or an adverse determination on the question of infringement, among others. As provided by statute, upon opening of the investigation by the International Trade Commission, or ITC, concerning the importation of allegedly infringing cigarette papers into the United States, the respondents in the ITC action have the right to move to stay the civil action filed in South Carolina pending completion of the ITC actions, which they have done and the court has entered an order to that effect. This action will likely be restarted once the ITC action is concluded.  We believe the outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution.

On December 17, 2010, the Company filed a complaint with the International Trade Commission under Section 337 of the Tariff Act of 1930 as amended, 19 U.S.C. § 1337, against multiple respondents based on the unlawful importation into the United States, the sale for importation, and the sale within the United States after importation of certain reduced ignition proclivity cigarette paper wrappers and products containing same that infringe, or are made or produced under, or by means of, a process covered by, one or more of claims 36, 43, and 45 of United States Patent No. 6,725,867 and claims 1-6, 10-18, and 22-25 of United States Patent No. 5,878,753. Upon further investigation and discovery, SWM may identify additional accused products and/or seek to assert additional claims. The complaint requests the ITC to issue an exclusion order and cease and desist orders.  By notice dated January 13, 2011, the ITC instituted an investigation.  The outcome of this action will not impact on the Company’s right to produce and sell its flagship Alginex® papers for LIP cigarettes.  An adverse outcome would not be dispositive of the claims asserted in the civil action filed in Charleston, South Carolina, as noted above, the institution of the ITC action does give the respondents the statutory right to have the civil action filed in South Carolina stayed pending the completion of the ITC investigation.

Our financial performance can be significantly impacted by the cost of raw materials and energy.

Raw materials are a significant component of the cost of the paper that we manufacture. The cost of wood pulp, which is the largest component of the raw materials that we use, is highly cyclical and can be more volatile than general consumer or producer inflationary changes in the general economy. For instance, during the period from January 2008 through December 2010, the U.S. list price of northern bleached softwood kraft pulp, or NBSK, a representative pulp grade that we use, ranged from a low of $635 per metric ton in April 2009 to a high of $1,010 per metric ton in June 2010. We periodically enter into agreements with customers under which we agree to supply products at fixed prices. As a consequence, unanticipated increases in the costs of raw materials can significantly impact our financial performance. Even where we do not have fixed-price agreements, we generally cannot pass through increases in raw material costs in a timely manner and in many instances are not able to pass through the entire increase to our customers.

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

We have manufacturing facilities in seven countries, and sell products in over 90 countries, many of which are emerging and undeveloped markets. Both our manufacturing operations and our sales, depending on their location, are subject to various international business risks, including:

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

The recoverability of business tax credits is uncertain

Our ability to recover certain business tax credits depends on the amount of taxable transactions we have in certain jurisdictions. In Brazil, we are currently generating more value-added tax credits than we utilize. As of December, 31, 2010, these credits totaled $14.8 million. We applied for a special government action to obtain tax exempt status in the state of Rio de Janeiro to enable more rapid utilization of these credits. We expect approval and, if successful, this and other actions should allow our Brazilian operation to utilize more credits than it generates on an annual basis. These credits do not expire; however, if the exemption is not obtained, we may record an allowance for a significant portion of the balance. For more information, see Note 9. Other Assets, of the Notes to the Consolidated Financial Statements.

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

Three customers accounted for over 45% of our net sales in 2010. The loss of one or more of these customers, or a significant reduction in their purchases, could have a material adverse effect on our results of operations and financial results. In addition, significant consolidation has occurred among our customers, thereby increasing our dependence upon a fewer number of customers and increasing the negotiating leverage of the customers that survive. Adverse results in the negotiation of any of our significant customer contracts, the terms of which are typically negotiated every one to three years, could significantly impact our financial performance. We are presently the sole supplier of on-line banded cigarette papers for use in LIP cigarettes to Philip Morris-USA for its U.S. requirements under a long-term supply agreement for which Philip Morris-USA is obligated to purchase 100% of its requirements for its proprietary on-line banded cigarette papers for a minimum period of 7 years, and the Company is obligated to supply such product for a minimum of 12 years which began June 1, 2007. This supply agreement is a cost plus arrangement, and Philip Morris-USA began advising us in 2009 that it disagrees with the manner in which we have determined one aspect of the cost of this product as invoiced. Philip Morris-USA has exercised its contract right to have an independent party audit our cost calculation. We have provided Philip Morris-USA with the support for our calculation and confirmed that the calculation was made consistent with methodology applied over the life of the supply agreement and in accordance with the terms of the supply agreement. This matter could result in litigation between Philip Morris-USA and us. Currently, the amount disputed is approximately $24.4 million.

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

We regularly are involved in legal actions and other claims arising in the ordinary course of business. Although we do not believe that any of the currently pending actions or claims will have a materially adverse impact on our business or financial condition, we cannot provide any assurances in this regard. Information concerning some of the actions that currently are pending is contained in Note 17, Commitments and Contingencies, of the Notes to Consolidated Financial Statements and in Part I, Item 3, “Legal Proceedings”.

Our expansion plans entail different and additional risks relative to the rest of our business.

We recently announced suspension of construction of a wholly-owned reconstituted tobacco mill in the Philippines and plans to construct a new reconstituted tobacco mill in China through a joint venture in which one of our subsidiaries would have a 50% ownership interest. Building a new mill is a major construction project and entails a number of risks, ranging from the possibility that the contractors and sub-contractors who are expected to build the facility and supply the necessary equipment do not perform as expected, to the possibility that there will be cost overruns or that design defects or omissions cause the mill to perform at less than projected efficiency or at less than projected capacity. In addition, commencement of production at a new mill is time consuming and requires customer testing and acceptance of the products that are produced. Also, while we anticipate sufficient demand for the mill’s output, there can be no assurances that the expected demand will materialize. For more information on our expansion plans, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Restructuring activities can significantly impact our business.

We began significant restructuring activities in 2006 and 2007 in France and the United States and during 2007 in Brazil that have become part of an overall effort to improve an imbalance between demand for our products and our paper production capacity as well as improve our profitability and the quality of our products. Although now largely completed, restructuring of our existing operations involves issues that are complex, time-consuming and expensive and could significantly disrupt our business. The challenges involved in executing the remaining actions that are part of our restructuring plans include:

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

In the aggregate including continuing and discontinued operations, we have incurred $138.9 million in restructuring and related impairment expenses from 2006 through December 31, 2010, including $86.0 million in cash-related expenses. As a result of actions taken as of December 31, 2010, we expect future payments of approximately $19 million in cash-related restructuring costs through 2011.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2010, we operated 11 production facilities (which include three fiber pulping operations) on four continents.

We have approximately 141,000 metric tons of annual paper production capacity and approximately 84,000 metric tons of annual reconstituted tobacco products production capacity, dependent upon the production mix. Capacity utilization increased in 2010 to 92% for paper products and decreased to 91% for reconstituted tobacco products compared with 82% and 98%, respectively, in 2009. We also operate flax fiber processing operations in France and Canada. We own each of these facilities and the associated operating equipment except for a flax tow storage facility in Winkler, Manitoba, which is leased.

We maintain administrative and sales offices in Alpharetta, Georgia, in Quimperlé and Spay, France, in Shanghai, China, in Piraí and Rio de Janeiro, Brazil, in Madrid, Spain, in San Pedro, Philippines, in Medan, Indonesia, Moscow, Russia and Strykow, Poland. Our world headquarters are also located in Alpharetta. All of these offices are owned except for those located in Alpharetta, Shanghai, Rio de Janeiro, Madrid, Moscow and Strykow.

We consider all of our facilities to be well-maintained, suitable for conducting our operations and business, and adequately insured.

The following are locations of our principal production facilities which are owned, except for the Strykow, Poland facility which is leased, as of December 31, 2010:

French Segment	U.S. Segment	Brazil Segment
Production Locations	Production Locations	Production Locations
Papeteries de Mauduit Mill	Spotswood Mill	Pirahy Mill
Quimperlé, France	Spotswood, New Jersey	Piraí, Brazil
Papeteries de Saint-Girons Mill	Ancram Mill
Saint-Girons, France	Ancram, New York
LTR Industries Mill	Newberry Operation
Spay, France	Newberry, South Carolina
PDM Philippines Industries	Fiber Operation
San Pedro, Philippines	Manitoba, Canada
P.T. PDM Indonesia	SWM-Poland
Medan, Indonesia	Strykow, Poland

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

Class Action

On March 31, 2010, the City of Pontiac General Employees’ Retirement System, individually and on behalf of all others similarly situated, sued Schweitzer-Mauduit International, Inc., its Chief Executive Officer, Frédéric P. Villoutreix, and its Chief Financial Officer, Peter J. Thompson, in the United States District Court for the Northern District of Georgia for alleged violations of certain sections and rules of the Securities Act of 1934. The plaintiffs’ identified a putative class period covering August 5, 2009 to February 10, 2010.  The primary allegations of the suit contend that the defendants misrepresented the strength of the Company’s competitive position in the U.S. and its ability to withstand European competition, particularly in the area of lower ignition propensity papers. Further, the complaint alleges that the defendants concealed threats to the Company’s relationship with Phillip Morris USA, Inc.  As a consequence of these alleged misrepresentations or omissions, the plaintiffs contend that the Company’s stock price was artificially inflated causing the plaintiffs to be damaged in an unspecified amount.  The court issued an order on August 26, 2010 appointing as co-Lead Plaintiffs the City of Pontiac General Employees' Retirement System and the Western Washington Laborers-Employers Pension Trust.  Robbins Geller Rudman & Dowd was appointed Lead Counsel.  Plaintiffs filed an Amended Consolidated Complaint, which becomes the operative complaint in the case going forward. The matter has been fully briefed by the parties. The Company believes that the allegations are without merit as to all defendants and intends to vigorously defend the matter as to itself and its two officers. The Company has not recorded any liability associated with this matter and believes the outcome of this litigation will not have a material adverse impact on the Company’s financial condition.

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

Presently, part of the Assessment, for which we have received favorable lower court rulings, is pending on appeal before the Federal Supreme Court under case number A1588187 and another part of the Assessment, for which we have primarily received unfavorable lower court rulings, is pending on appeal before the Third Vice Presidency under case no. 2005.134.05319. In January 2010, the State of Rio de Janeiro attempted to execute a tax foreclosure to collect Assessment 2.  In June 2010, the Supreme Court of Brazil granted a writ of prevention that blocks any attempt by the State of Rio de Janeiro from attempting to execute a tax foreclosure against SWM-B on Assessment 2.  As to Assessment 1, there is no ruling in favor of the State of Rio de Janeiro that would allow it to execute a tax foreclosure.

SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, since the final resolution involves presentation of the matter to the Supreme Court of Brazil, it is not likely to be finally resolved in the near future. Based on the foreign currency exchange rate at December 31, 2010, the Assessment totaled approximately $34 million, of which approximately $16 million is covered by the above-discussed indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

In February 2004, SWM-B filed suit against the State of Rio de Janeiro in the 11th Court of Public sitting in Rio de Janeiro, case number 2004.001.022063-6, to recover ICMS credits previously reversed in 2000 following receipt of the Assessment. After the Assessment was filed against us, SWM-B changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of having received favorable lower court rulings to the Assessment, SWM-B petitioned the court for permission to offset overpaid ICMS taxes against current tax liabilities. The amount of the claim totals approximately $2 million, based on the foreign currency exchange rate at December 31, 2010. In August 2006, SWM-B filed an interlocutory appeal, which has not yet been ruled upon. As of December 31, 2010, no asset has been recorded for this potential recovery.

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

Indemnification Matters

In connection with our spin-off from Kimberly-Clark in 1995, we undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to us that were not identified as excluded liabilities in the related agreements. As of December 31, 2010, there are no material claims pending under this indemnification.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since November 30, 1995, our common stock, $0.10 par value, or Common Stock, has been listed on the New York Stock Exchange, trading under the symbol “SWM.” On February 22, 2011, our stock closed at $55.05 per share.

The table below presents the high and low prices of our Common Stock on the New York Stock Exchange — Composite Transactions reporting system for the periods indicated.

	High	Low
2011
First Quarter (through February 22, 2011)	$68.38	$52.95
2010
Fourth Quarter	$69.33	$53.08
Third Quarter	60.48	42.62
Second Quarter	62.63	47.28
First Quarter	83.63	42.39
2009
Fourth Quarter	$72.18	$49.08
Third Quarter	57.28	27.47
Second Quarter	27.99	18.07
First Quarter	23.22	12.65

Performance Graph

The following graph compares the total cumulative stockholder return on our Common Stock during the period from December 31, 2005 through December 31, 2010, with the comparable cumulative total returns of the Wilshire 5000 Index and a self-constructed peer group which reflects, but is not exactly comparable to, the Dow Jones Paper Products Index. We have selected the following companies as our peer group: Neenah Paper Inc., P.H. Glatfelter Co., Wausau-Mosinee Paper Corp., and Buckeye Technologies Inc.

The graph assumes that the value of the investments in the Common Stock and each index were $100 on December 31, 2005 and that all dividends were reinvested. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Holders

As of February 22, 2011, there were 2,763 stockholders of record.

Dividends

We have declared and paid cash dividends of $0.15 per share of our Common Stock every fiscal quarter since the second quarter of 1996. We currently expect to continue this level of quarterly dividend. Our Credit Agreement covenants require that we maintain certain financial ratios, as disclosed in Note 11, Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information, as of December 31, 2010, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in the first column)
Equity Compensation Plans approved by stockholders:
Equity Participation Plan (1)	174,987	$31.56	—
Outside Directors Stock Plan (2)	N/A	N/A	68,061
Restricted Stock Plan (3)	N/A	N/A	161,046
Total approved by stockholders	N/A	N/A	229,107
Equity Compensation Plans not approved by stockholders:	—	—	—
Grand Total	N/A	N/A	229,107

N/A — Not applicable.

(1)	The Equity Participation Plan is described in Note 16, Stockholders’ Equity, of the Notes to Consolidated Financial Statements appearing in Part II, Item 8 herein.

(2)
The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to our outside Directors for payment of their retainer fees quarterly in advance. Director’s retainer fees in 2010 were $15,000 quarterly which are payable in our Common Stock. The number of shares issued each quarter is determined based on the then fair market value of the shares, which is determined in accordance with the plan as closing price on the date one day prior to the date of distribution. Certain Directors have elected to defer receipt of quarterly retainer fees under the terms of our Deferred Compensation Plan for Non-Employee Directors, resulting in an accumulation of stock unit credits. The Director has the option, upon retirement or earlier termination from the Board of Directors, to have these stock unit credits distributed in the form of our Common Stock or cash. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as Common Stock, although declared dividends create additional stock unit credits. As of December 31, 2010, deferred retainer fees have resulted in 36,082 accumulated stock unit credits, excluding credited dividends (40,445 accumulated stock unit credits including credited dividends).

(3)
The Restricted Stock Plan is described in Note 16, Stockholders’ Equity, of the Notes to Consolidated Financial Statements appearing in Part II, Item 8 herein. Shares awarded under the terms of this plan are both subject to forfeiture and cannot be sold or otherwise transferred until fully vested or such restrictions are otherwise lifted. Such shares are deemed by us to be issued and outstanding and are subject to all other financial interests, including our declared dividends. As of December 31, 2010, 539,314 shares issued under this plan remained restricted.

Recent Sales of Unregistered Securities

We had no unregistered sales of equity securities during the fiscal year ended December 31, 2010.

Repurchases of Equity Securities

The following table indicates the number of shares and amount of our Common Stock repurchased during 2010 and the remaining number of shares and amount of share repurchases currently authorized by our Board of Directors as of December 31, 2010:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased As Part of Publicly Announced Programs		Maximum Amount Of Shares that May Yet be Repurchased Under the Program
			(# shares)	($ in millions)	($ in millions)
First Quarter	8,491	$70.35	8,491	0.6
Second Quarter	3,300	48.34	3,300	0.2
Third Quarter	376,903	48.35	376,903	18.2
October	—	—	—	—
November	—	—	—	—
December	—	—	—	—
Fourth Quarter	—	—	—	—
Full Year 2010	388,694	$48.83	388,694	19.0	$30.0	*

*
In December 2010, the Board of Directors authorized the repurchase of shares of our Common Stock during the period January 2, 2011 to December 31, 2011 in an amount not to exceed $30.0 million. During February 2011, the Company repurchased 525,000 shares for $30.0 million.

The Company sometimes uses corporate 10b5-1 plans so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. Future Common Stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “ Management’s Discussion and Analysis of Financial Condition and Results of Operation ,” and the consolidated financial statements and related notes within this Annual Report on Form 10-K. The results of our closed Malaucène, France mill have been retrospectively presented as discontinued operations for all periods. All dollar amounts are in millions except per share amounts, statistical data and ratios.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Results of Operations
Net Sales	$740.2	$719.6	$724.5	$676.4	$617.7
Cost of products sold	543.6	531.8	617.9	565.3	532.8
Gross Profit	196.6	187.8	106.6	111.1	84.9
Nonmanufacturing expenses	73.6	74.7	60.2	62.2	53.7
Restructuring & impairment expense	13.4	23.9	6.5	18.7	20.8
Operating Profit	109.6	89.2	39.9	30.2	10.4
Income from Continuing Operations	71.4	59.6	16.7	20.0	6.8
Loss from Discontinued Operations	(6.1)	(24.0)	(15.8)	(8.6)	(3.5)
Net Income	65.3	35.6	0.9	11.4	3.3
Net Income Attributable to Noncontrolling Interest	—	—	0.2	8.0	4.1
Net Income (Loss) Attributable to SWM	65.3	35.6	0.7	3.4	(0.8)
Net Income (Loss) Per Share- Basic:
Income per share from continuing operations	$3.94	$3.80	$1.06	$0.77	$0.18
Loss from discontinued operations	(0.34)	(1.53)	(1.02)	(0.55)	(0.23)
Net income (loss) per share - Basic	$3.60	$2.27	$0.04	$0.22	$(0.05)

Net Income (Loss) Per Share – Diluted:
Income per share from continuing operations	$3.86	$3.69	$1.05	$0.77	$0.18
Loss from discontinued operations	(0.33)	(1.49)	(1.01)	(0.55)	(0.23)
Net income (loss) per share - Diluted	$3.53	$2.20	$0.04	$0.22	$(0.05)

Cash Dividends Declared and Paid Per Share	$0.60	$0.60	$0.60	$0.60	$0.60
EBITDA from Continuing Operations (Earnings before interest, taxes, depreciation and amortization) (1)	$145.8	$128.0	$74.4	$71.5	$46.3
Adjusted EBITDA from Continuing Operations (1)	$159.2	$151.9	$80.9	$90.2	$67.1
Percent of Net Sales
Gross Profit	26.6%	26.1%	14.7%	16.4%	13.7%
Nonmanufacturing expenses	9.9%	10.4%	8.3%	9.2%	8.7%
Financial Position
Capital spending	$73.7	$15.3	$35.3	$47.7	$9.6
Depreciation	33.0	37.1	41.0	39.9	40.7
Total Assets	850.4	791.9	728.7	775.0	697.1
Total Debt	51.8	60.1	179.8	100.9	97.3
Total debt to capital ratio	9.0%	11.1%	39.3%	21.5%	23.4%

(1)
Earnings before interest, taxes, depreciation and amortization (EBITDA) from Continuing Operations is a non-GAAP financial measure that is calculated by adding interest expense, income tax provision, net income attributable to controlling interest, depreciation and amortization expense to income (loss) from continuing operations. Adjusted EBITDA from continuing operations is a non-GAAP financial measure that is calculated by adding restructuring and impairment expense to EBITDA from continuing operations. Reconciliations to income from continuing operations for the years ended December 31 are as follows ($ in millions):

	2010	2009	2008	2007	2006
Income from Continuing Operations	$71.4	$59.6	$16.7	$20.0	$6.8
Plus: Interest expense	1.8	4.3	9.5	5.3	5.3
Plus: Tax provision (benefit)	39.8	25.3	6.4	5.0	(2.2)
Plus: Depreciation and amortization	40.0	43.9	47.4	39.2	38.2
Less: Amortization of deferred revenue	(7.2)	(5.1)	(5.8)	(6.0)	(5.9)
Plus: Net income attributable to noncontrolling interest	—	—	0.2	8.0	4.1
EBITDA from Continuing Operations	$145.8	$128.0	$74.4	$71.5	$46.3
Restructuring and impairment expense	13.4	23.9	6.5	18.7	20.8
Adjusted EBITDA from Continuing Operations	$159.2	$151.9	$80.9	$90.2	$67.1

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

Chief Executive Officer’s Summary

In 2010, SWM reported net income of $65.3 million on total net sales of $740.2 million.

Sustained growth of highly differentiated LIP products resulted in overall year-on-year revenue increase of 4.1% at constant currency, an inflexion point after several years of relatively stagnant revenue generation.

In 2010, we reported diluted earnings per share of $3.53, higher than the $2.20 earned in 2009, despite unfavorable impacts from higher pulp prices and share count dilution partially offset by lower losses from discontinued operations at our closed Malaucène, France mill and lower restructuring and impairment expenses. The Company generated $141.1 million in operating cash flow during 2010, as a result of higher levels of net income and a $26.7 million reduction in working capital. That was more than enough to fund large strategic capital projects and $29.0 million in restructuring-related cash severances for our continuing and discontinued operations.

SWM performance of recent years reflects, in large part, the repositioning of our business portfolio towards higher-value products and in growing our market presence in Asia.

We managed to deliver more profit from a lean slate of productive assets in 2010, resulting in a higher return on invested capital (ROIC). This measure, at the core of our executive compensation plans, reflects our determination to invest in products, projects and businesses that consistently yield returns in excess of our underlying cost of capital. ROIC increased to another record high of 17.1% in 2010.

During 2010, we sharpened our strategic focus and accelerated the deployment of Lean Six Sigma to achieve our operational excellence ambitions. Our renewed focus on driving business efficiency will benefit both top-line and bottom-line growth as we commit to achieving business excellence in every area of our organization including sales and marketing, research and development, procurement, production and global supply.  Our commitment to operational excellence will support our efforts to deliver the best total value to customers.

Recent Developments

With the expected advent of the LIP requirements in the European Union in 2011, we are poised to further strengthen our market position in this premium application and significantly improve the margin profile of our core paper business. During 2010, we completed the construction of a new LIP facility in Poland, established third party printing capacity and purchased an LIP press in France at PdM in anticipation of supplying our customers’ needs with compliant papers.

In light of increased volatility and a developing oversupply condition within the leaf tobacco sector, in January 2011, we announced changes to our Asian reconstituted tobacco strategy.  The decision to suspend the construction of the greenfield reconstituted tobacco leaf, or RTL, facility in the Philippines and redirect the capacity expansion plan to serve the Chinese market is both opportunistic and strategic. By accelerating establishment of a domestic production site in China through a joint venture, at a time when RTL demand is expected to more than double in China over the next five years, SWM can fully leverage its leading technology and expertise in the area of tar reduction. The Chinese expansion is expected to considerably strengthen our business platform in this strategic market with direction to better serve domestic customers on the fast growing premium cigarette segment and help China achieve success as new regulations targeting smoke delivery reductions become implemented.

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

We record and maintain income tax valuation allowances to reduce deferred tax assets to an amount we estimate will be realizable more likely than not. We have available net operating loss carryforwards, or NOLs, and other various tax credits in the jurisdictions in which we operate, for which we have recorded deferred tax assets totaling $57.0 million as of December 31, 2010. Certain of these potential future benefits are not expected to be fully realized or utilized prior to their expiration. As a result, at December 31, 2010, we have $6.9 million of valuation allowances against certain of the deferred tax assets, as follows ($ in millions):

	Total Asset	Valuation Allowance	Net Asset
Net operating loss carryforwards	$56.0	$(5.9)	$50.1
U.S. states tax credit carryforwards	1.0	(1.0)	--
	$57.0	$(6.9)	$50.1

Expiration periods vary for our NOLs depending on the tax laws governing the jurisdiction where the NOL was generated. Under current tax laws, remaining NOLs in France and Brazil carry forward indefinitely, and NOLs in Spain expire in 15 years subsequent to the year generated. Valuation allowances related to NOLs in Spain totaled $4.1 million as of December 31, 2010, fully reserving the related deferred tax asset in Spain, since we believe that it is reasonably likely that we will not generate taxable income in Spain prior to the expiration of these NOLs, as SM-Spain only functions as our primary foreign investment holding company. The remaining NOLs at December 31, 2010, in Spain will fully expire in 2023 if not utilized against taxable income in Spain. Valuation allowances related to NOLs in Brazil totaled $1.8 million as of December 31, 2010, partially reserving the related $13.1 million deferred tax asset in Brazil, since we believe that we will not generate sufficient taxable income in Brazil within an acceptable time frame and given the annual limit of NOL utilization of 30% of taxable income. In 2010, the Company wrote off $0.1 million in Philippine deferred tax assets related to NOLs that did not have a valuation allowance due to it not being fully utilized prior to expiration.

We expect sufficient future taxable income in France and Brazil to fully utilize the respective French and Brazilian NOL carryforward deferred tax assets, net of valuation allowances, of $38.8 million and $11.3 million, respectively, and plan to utilize available tax planning strategies in France. However, operating losses have been incurred in past periods in Brazil and France as a result of lower operating earnings together with substantial restructuring expenses incurred. The Company’s assumptions, judgments and estimates relative to the valuation of these net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount and category of future taxable income and tax planning strategies. Actual future operating results and the underlying amount and category of income in future periods could differ from the Company’s current assumptions, judgments and estimates. Although realization is not assured, the Company believes it is more likely than not that these net deferred tax assets at December 31, 2010, will be realized. Future operating losses in Brazil and the Company’s paper operations in France could result in recording additional valuation allowance in a future period which could be material to our results of operations in the period that such valuation allowance was recorded. If at a future date the Company determines that the weight of the positive evidence is not sufficient to overcome the negative evidence, additional valuation allowances against these deferred tax assets to reduce the net deferred tax asset to an amount we believe will more likely than not be realizable would be recorded in the period such determination is made.

We receive credits in our U.S. federal income tax return for income taxes paid in foreign jurisdictions. Income from foreign sources, including dividend income from foreign subsidiaries, is included in taxable income of the U.S. parent. In some cases, the amount of credits realized in the tax return is more or less than the tax owed on the foreign source income. When the amount of credits exceeds the amount of taxes owed on that foreign source income, foreign tax credit carryforwards are generated. When the credits are less than the tax owed, unexpired credit carryforwards from prior years can be utilized in certain circumstances. These circumstances are dependent upon both foreign source and domestic taxable income. At December 31, 2010, we utilized all current year foreign tax credits generated and all unexpired credit carryforwards from prior years. Depending on the U.S. business unit’s profitability, we may implement certain income tax elections to accelerate taxable income or to delay deductions in order to maintain positive domestic taxable income or to minimize a domestic taxable loss (e.g., our election for U.S. income tax purposes to capitalize research costs in the year incurred and amortize over a 10-year life, as opposed to taking the income tax deduction in the year incurred). However, many such actions cannot be repeated in future years and certain of those elections may make it more difficult to have positive domestic taxable income in future periods. The profitability of our U.S. business operations must be maintained to provide us an opportunity to utilize any foreign tax credits in the future in a manner that will be beneficial to our financial results. Under current tax law, the carryforward period of foreign tax credits is 10 years. Based on the 10-year carryforward period, together with the current and forecasted profitability of our U.S. business operations and the requirements of the foreign source income and credit calculations, we would evaluate whether it is more likely than not that we could fully utilize any foreign tax credit carryforwards in a beneficial manner prior to their expiration and reduce a net deferred tax asset to an estimated realizable amount. We regularly update our estimates of domestic taxable income in order to evaluate whether the facts and circumstances have changed such that we must change our expected utilization of foreign tax credits and valuation allowances on these deferred tax assets.

Our carryforwards of federal research credits and U.S. state tax credits require applicable taxable income in the respective tax returns in order to be utilized prior to their expirations. At December 31, 2010, we utilized our federal research credits, which have a 20 year carryforward period, prior to their expiration. However, we do not currently expect sufficient future taxable income in our U.S. state income tax returns to utilize all of our state tax credits prior to their expiration. In Massachusetts, where we have substantially completed plant shut-down activities, New York and New Jersey, the carryforward periods are 15, 15 and 7 years, respectively, and credit utilization is limited to 50% of the income tax liability. At December 31, 2010, we have $1.0 million of valuation allowances reducing these deferred tax assets to our estimated realizable amounts. We regularly update these estimates in order to evaluate whether the facts and circumstances have changed such that we must change our valuation allowances on these deferred tax assets.

At December 31, 2010 and 2009, we had no significant unrecognized tax benefits related to income taxes at January 1, 2009, December 31, 2009 and December 31, 2010. Changes in tax laws or interpretations of tax laws, as well as outcomes of current and future audits conducted by foreign and domestic tax authorities, could materially impact the amounts provided for income taxes in our consolidated financial statements.

For additional information regarding income taxes and valuation allowances, see Note 14, Income Taxes, of the Notes to Consolidated Financial Statements.

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

For further information, please see “Litigation” in Part I, Item 3, “Legal Proceedings” and Note 17, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Property, Plant and Equipment Valuation

Paper manufacturing, which is our primary manufacturing process, is a capital intensive process. As a result, we make substantial investments in property, plant and equipment which are recorded at cost. Net property, plant and equipment comprised 52% of our total assets as of December 31, 2010. Property, plant and equipment is depreciated on the straight-line method over the estimated useful lives of the assets. Paper machines and related equipment are not subject to substantial technological changes rendering them obsolete and are generally depreciated over estimated useful lives of 20 years. In the United States, banded cigarette paper production assets at the Spotswood Mill are generally depreciated over estimated useful lives of 10 years. When indications of impairment exist, we assess the likelihood of recovering the cost of long-lived assets based on our expectation of future profitability and undiscounted cash flow of the related operations. These factors, along with management’s plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Changes in management’s estimates and plans could significantly impact our results of operations, financial position or cash flows.

As a result of excess capacity in the tobacco-related papers industry and increased purchased material and operating costs experienced in the last several years, competitive selling prices for certain of our products are not sufficient to cover our costs with a reasonable margin. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment of certain equipment. Over the past four years, we have restructured our operations to improve our competitiveness and profitability. As a result, we incurred significant charges related to asset impairments, accelerated depreciation and employee severances. Due to the closure of our mill in Malaucène, France, the activities of Malaucène have been retrospectively presented as a discontinued operation.

Certain of our Spotswood Mill’s banded cigarette paper production assets remain underutilized and likely would otherwise be shut down except that we have a contractual commitment to stand ready to produce commercial quantities of banded cigarette paper for a customer. Also, we have $6.0 million of unamortized deferred revenue as of December 31, 2010, which is being amortized to revenue as product is being purchased by that customer through 2011. Further, certain of the infrastructure improvements and other assets installed to be able to produce commercial quantities of banded cigarette paper would still be used by a scaled down operation even if we stopped manufacture of that product. As of December 31, 2010, the net book value of Spotswood Mill property, plant and equipment was $42.1 million, of which $2.5 million related to 10-year-life banded cigarette paper specific assets and $5.9 million related to three paper machines capable of producing banded cigarette paper, but not currently in operation.

In January 2011, the Company revised its Asian RTL expansion plans to suspend the construction of the Philippine greenfield site. Due to this change, the carrying value of partially constructed assets will be evaluated for impairment during the first quarter of 2011 by assessing the recoverability of the costs based on the undiscounted cash flows of the operation, likelihood of its reactivation and alternative uses for the equipment. The net book value of the RTL Philippines property, plant and equipment was $57.6 million as of December 31, 2010. If indicated, impairment losses will be measured by comparing the projected carrying value of the completed assets to their fair value as determined by discounted cash flows, potential alternative uses and appraised market prices.

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

Results of Operations

	For the Years Ended December 31,
	2010	2009	2008
	($ in millions, except per share amounts)
Net Sales	$740.2	$719.6	$724.5
Cost of products sold	543.6	531.8	617.9
Gross Profit	196.6	187.8	106.6
Selling expense	19.0	19.4	20.8
Research expense	8.5	8.0	7.9
General expense	46.1	47.3	31.5
Total nonmanufacturing expenses	73.6	74.7	60.2
Restructuring and impairment expense	13.4	23.9	6.5
Operating Profit	109.6	89.2	39.9
Interest expense	1.8	4.3	9.5
Other income (expense), net	0.2	(1.1)	(3.3)
Income from Continuing Operations Before Income Taxes and Loss from Equity Affiliates	108.0	83.8	27.1
Provision for income taxes	39.8	25.3	6.4
Income (Loss) from equity affiliates	3.2	1.1	(4.0)
Income from Continuing Operations	71.4	59.6	16.7
Loss from Discontinued Operations	(6.1)	(24.0)	(15.8)
Net Income	65.3	35.6	0.9
Less: Net income attributable to noncontrolling interest	—	—	0.2
Net Income Attributable to SWM	$65.3	$35.6	$0.7
Net Income Per Share - Basic:
Income per share from continuing operations	$3.94	$3.80	$1.06
Loss per share from discontinued operations	(0.34)	(1.53)	(1.02)
Net income per share – basic	$3.60	$2.27	$0.04
Net Income Per Share – Diluted:
Income per share from continuing operations	$3.86	$3.69	$1.05
Loss per share from discontinued operations	(0.33)	(1.49)	(1.01)
Net Income per share – diluted	$3.53	$2.20	$0.04

Discontinued Operations

In 2010, the results of the closed tipping mill in Malaucène, France have been classified as a discontinued operation. As a result, all periods presented have been retrospectively recast to exclude the discontinued operations. The $6.1 million loss in 2010 from discontinued operations was the result of severance being accrued over the remaining service period of the affected employees, impairment losses on certain assets and inventory and accruals for certain site clean-up costs. In 2009, the $24.0 million loss from discontinued operations was the result of severance accruals, asset impairments and accelerated depreciation as a result of the decision to close the mill.

Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

Net Sales

	2010	2009	Percent Change	Consolidated Sales Volume Change
	($ in millions)
France	$432.1	$434.8	(0.6)%	0.4%
United States	273.0	250.9	8.8	(13.1)
Brazil	86.5	76.3	13.4	4.6
Subtotal	791.6	762.0	3.9
Intersegment	(51.4)	(42.4)
Total	$740.2	$719.6	2.9%	0.4%

Net sales were $740.2 million, a 2.9% increase compared with $719.6 million in 2009. The increase of $20.6 million consisted of the following ($ in millions):

	Amount	Percent
Changes in product mix and selling price	$23.5	3.3%
Changes in sales volumes	6.3	0.9
Changes in currency exchange rates	(9.2)	(1.3)
Total	$20.6	(2.9)%

•
Change in product sales mix consisting of more high-value products such as LIP papers in the United States and RTL products in France had a favorable $23.5 million, or 3.3%, impact on the net sales comparison.

•
Increases in unit sales volumes in 2010 versus 2009 resulted in a favorable effect on net sales of $6.3 million, or 0.9%. Intercompany segment volume reporting, the manufacturing segment receives credit for the volume.

•	The Brazil segment’s sales volumes increased by 4.6%, primarily due to our sourcing products sold externally by other segments from Brazil.
•	Sales volumes in the French segment increased by 0.4%, as a result of slightly increased tobacco-related papers sales volumes mostly offset by a small decline in RTL sales volumes.
•
Sales volumes in the United States, net of intercompany eliminations, decreased by 13.1%, primarily reflecting a change to source certain products from SWM’s Brazilian and French locations, as well as reduced sales of certain tobacco-related products caused by lower market demand.

•
Changes in currency exchange rates in 2010 had an unfavorable impact on net sales of $9.2 million, or 1.3%, and primarily reflected the impacts of euros and Brazilian real compared with the U.S. dollar. On average in 2010 compared to 2009, the euro was 5.5% weaker and real was 11.8% stronger against the U.S. dollar.

The French segment 2010 net sales of $432.1 million decreased by $2.7 million, or 0.6%, versus $434.8 million in 2009. The decrease in net sales was primarily the result of a weaker euro and an unfavorable mix of products sold partially offset by higher sales volumes of cigarette papers.

The U.S. segment 2010 net sales of $273.0 million increased by $22.1 million, or 8.8%, compared with $250.9 million in 2009. The increase was due to the effect of higher average selling prices, primarily due to an improved mix of products sold, and changes in sales volumes. In metric tons, the decreased sales volumes of cigarette papers more than offset increased volumes of LIP papers. However, the dollar impact of higher LIP volumes more than offset the decline in other cigarette papers resulting in a favorable dollar impact on the U.S. segment net sales due to volume.

The Brazil segment 2010 net sales of $86.5 million increased by $10.2 million, or 13.4%, from $76.3 million for the prior-year period. The increase was due to higher average selling prices that primarily resulted from an improved mix of products sold and higher sales volumes.

Operating Expenses

	2010	2009	Change	Percent Change	Percent of Net Sales
					2010	2009
	($ in millions)
Net Sales	$740.2	$719.6	$20.6	2.9%
Cost of products sold	543.6	531.8	11.8	2.2	73.4%	73.9%
Gross Profit	$196.6	$187.8	$8.8	4.7%	26.6%	26.1%

Gross profit in 2010 was $196.6 million, an increase of $8.8 million, or 4.7%, from $187.8 million for 2009. The gross profit margin in 2010 was 26.6% of net sales, increasing from 26.1% in 2009. Gross profit was favorably impacted by $21.6 million from cost saving programs and $7.1 million from higher average selling prices due to an improved mix of products sold. These favorable impacts were partially offset by $16.1 million in inflationary increases, primarily wood pulp. The average per ton list price of northern bleached softwood kraft pulp in the United States was $960 in 2010 compared with $720 per metric ton in 2009.

Nonmanufacturing Expenses

	2010	2009	Change	Percent Change	Percent of Net Sales
					2010	2009
	($ in millions)
Selling expense	$19.0	$19.4	$(0.4)	(2.1)%	2.6%	2.7%
Research expense	8.5	8.0	0.5	6.3	1.1	1.1
General expense	46.1	47.3	(1.2)	(2.5)	6.2	6.6
Nonmanufacturing expenses	$73.6	$74.7	$(1.1)	(1.5)%	9.9%	10.4%

Nonmanufacturing expenses in 2010 decreased by $1.1 million, or 1.5%, to $73.6 million from $74.7 million in 2009, primarily due to lower accruals for incentive expenses. Nonmanufacturing expenses were 9.9% and 10.4% of net sales in 2010 and 2009, respectively.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $13.4 million in 2010, including $9.1 million for employee severance and other cash costs and $4.3 million for asset and goodwill impairment charges, accelerated depreciation and other non-cash charges. Total restructuring expense of $23.9 million was recognized in 2009, including $12.2 million for employee severance and other cash costs and $11.7 million for asset impairment charges, accelerated depreciation and other non-cash charges.

Operating Profit

	2010	2009	Percent Change	Return on Net Sales
				2010	2009
	($ in millions)
France	$65.5	$59.9	9.3%	15.2%	13.8%
United States	57.6	43.4	32.7	21.1	17.3
Brazil	3.5	7.4	(52.7)	4.0	9.7
Subtotal	127.6	110.7
Unallocated expenses	(17.0)	(21.5)
Total	$109.6	$89.2	22.9%	14.8%	12.4%

Operating profit in 2010 was $109.6 million compared with an operating profit of $89.2 million in 2009.

The France segment’s operating profit in 2010 was $65.5 million, an increase of $5.6 million, or 9.3%, from an operating profit of $59.9 million in 2009. The increase was primarily due to $14.8 million from improved manufacturing expenses and the benefits of costs savings programs. This was partially offset by $9.5 million of inflationary cost increases mostly as a result of higher wood pulp costs and $4.5 million of unfavorable foreign currency translation impacts.

The U.S. segment’s operating profit in 2010 was $57.6 million, a $14.2 million increase from an operating profit of $43.4 million in 2009. The increase was primarily due to $7.4 million of lower restructuring and impairment expense, $9.2 million in improved manufacturing expenses and the benefits of cost savings programs and $2.5 million from higher average selling prices, primarily due to increased sales of cigarette paper for LIP cigarettes. These positive factors were partially offset by $2.0 million in inflationary cost increases, primarily as a result of higher wood pulp costs.

The Brazil segment’s operating profit in 2010 was $3.5 million, compared with $7.4 million in 2009. The lower operating profit was primarily due to$4.6 million of higher inflationary costs, primarily from wood pulp, and $4.5 million from higher manufacturing expenses partially offset by a $3 million favorable impact from higher average selling prices.

Unallocated expenses include executive and director incentive compensation accruals and other corporate expense. The $4.5 million decrease in unallocated expenses during 2010 compared to 2009 is primarily due to lower incentive compensation expense based on 2010 results compared to incentive targets.

Non-Operating Expenses

Interest expense of $1.8 million in 2010 decreased from $4.3 million for 2009. Average debt levels decreased significantly during 2010 versus 2009, mainly due to higher operating cash flow and a portion of the November 2009 equity offering proceeds which were used to pay down debt. The weighted average effective interest rates on our debt facilities were approximately 1.7% and 1.9% for 2010 and 2009, respectively.

Other income (expense), net was income of $0.2 million in 2010 compared to expense  of $1.1 million in 2009. The favorable change is primarily due to $1.0 million of lower net foreign currency transaction losses in 2010 compared to 2009 and interest income.

Income Taxes

A $39.8 million income tax provision was recognized for 2010 compared to $25.3 million income tax provision recognized in 2009. The effective tax rate was 36.9% and 30.2% in 2010 and 2009, respectively. Both periods were impacted by tax benefits from substantial restructuring and impairment expenses and our foreign holding company structure which reduced the effective tax rate from statutory rates. In 2010, higher pre-tax income is the primary cause of the higher expense. In 2010, the provision includes a $1.9 million valuation allowance against certain net operating loss carryforwards. In 2009, we incurred $1.0 million in deferred tax expense as a result of a legal reorganization during 2008 and a decision by management to consider the undistributed earnings of LTRI to be permanently reinvested.

Income from Equity Affiliates

The income from equity affiliates in 2010 was $3.2 million compared with $1.1 million in 2009 and represents our 50% share of the net income associated with our joint venture paper mill in China.

Net Income Attributable to SWM and Net Income per Share

Net income attributable to SWM in 2010 was $65.3 million, or $3.60 and $3.53 per basic and diluted share, respectively, compared with $35.6 million of net income, or $2.27 and $2.20 per basic and diluted share in 2009, respectively The increase in net income in 2010 was primarily due to a higher proportion of RTL and LIP products in the sales mix, higher average selling prices and benefits of strategic actions taken over the last four years to reduce manufacturing costs.

Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

Net Sales

	2009	2008	Percent Change	Consolidated Sales Volume Change
	($ in millions)
France	$434.8	$452.0	(3.8)%	0.9%
United States	250.9	226.7	10.7	(44.0)
Brazil	76.3	70.5	8.2	(10.3)
Subtotal	762.0	749.2
Intersegment	(42.4)	(24.7)
Total	$719.6	$724.5	(0.7)%	0.9%

Net sales were $719.6 million, a 0.7% decrease compared with $724.5 million in 2008. The decrease of $4.9 million consisted of the following ($ in millions):

	Amount	Percent
Changes in product mix and selling price	$74.6	10.3%
Changes in sales volumes	(54.7)	(7.6)
Changes in currency exchange rates	(24.8)	(3.4)
Total	$(4.9)	(0.7)%

•
Change in product sales mix consisting of more high-value products such as LIP papers in the United States and RTL products in France and higher average selling prices in 2009 had a favorable $74.6 million, or 10.3%, impact on the net sales comparison.

•
Changes in unit sales volumes in 2009 versus 2008 resulted in an unfavorable effect on net sales of $54.7 million, or 7.6%. Intercompany transactions increased during 2009 as a result of a change in product sourcing. For segment volume reporting, the manufacturing segment receives credit for the volume.

•
Sales volumes in the United States, net of intercompany eliminations, decreased by 44.0%, primarily reflecting a change to source certain products from SWM’s Brazilian and French locations, as well as reduced sales of certain tobacco-related products caused by lower market demand.

•	The Brazil segment’s sales volumes decreased by 10.3%, primarily due to our 2008 mid-year exit of the coated papers business.

•	Sales volumes in the French segment increased by 0.9%, primarily due to increased growth in RTL sales volumes partially offset by decreased sales of tobacco-related papers volumes.

•
Changes in currency exchange rates in 2009 had an unfavorable impact on net sales of $24.8 million, or 3.4%, and primarily reflected the impact of a weaker euro compared with the U.S. dollar. On average in 2009, the euro was 5.2% weaker and the Brazilian real was 8.4% stronger against the U.S. dollar.

The France segment’s 2009 net sales of $434.8 million decreased by $17.2 million, or 3.8%, versus $452.0 million in 2008. The decrease in net sales was primarily the result of a weaker euro and lower sales volumes partially offset by an improved mix of products sold.

The U.S. segment’s 2009 net sales of $250.9 million increased by $24.2 million, or 10.7%, compared with $226.7 million in 2008. The effect of higher average selling prices, primarily due to an improved mix of products sold, was partially offset by sales volumes.

The Brazil segment’s 2009 net sales of $76.3 million increased by $5.8 million, or 8.2%, from $70.5 million for the prior-year period. The increase was due to higher average selling prices that primarily resulted from an improved mix of products sold, partially offset by lower sales volumes.

Operating Expenses

	2009	2008	Change	Percent Change	Percent of Net Sales
					2009	2008
	($ in millions)
Net Sales	$719.6	$725.2	(5.6)	(0.8)%
Cost of products sold	531.8	618.6	(86.8)	(14.0)	73.9%	85.3%
Gross Profit	$187.8	$106.6	81.2	76.2%	26.1%	14.7%

Gross profit in 2009 was $187.8 million, an increase of $81.2 million, or 76.2%, from $106.6 million for 2008. The gross profit margin in 2009 was 26.1% of net sales, increasing from 14.7% in 2008. Gross profit was favorably impacted by $67.2 million from higher average selling prices due to an improved mix of products sold, $28.6 million due to cost savings programs, and $7.2 million in inflationary cost decreases, primarily from lower per ton wood pulp costs. The average per ton list price of northern bleached softwood kraft pulp in the United States was $720 in 2009 compared with $860 per metric ton in 2008. These favorable impacts were partially offset by $8.6 million in other cost of sales and effects of lower volumes of $9.5 million.

Nonmanufacturing Expenses

	2009	2008	Change	Percent Change	Percent of Net Sales
					2009	2008
	($ in millions)
Selling expense	$19.4	$20.8	$(1.4)	(6.7)%	2.7%	2.9%
Research expense	8.0	7.9	0.1	1.3	1.1	1.1
General expense	47.3	31.5	15.8	50.2	6.6	4.3
Nonmanufacturing expenses	$74.7	$60.2	$14.5	24.1%	10.4%	8.3%

Nonmanufacturing expenses in 2009 increased by $14.5 million, or 24.1%, to $74.7 million from $60.2 million in 2008, primarily due to higher accruals for incentive expenses. Nonmanufacturing expenses were 10.4% and 8.3% of net sales in 2009 and 2008, respectively.

Restructuring and Impairment Expense

The Company incurred restructuring and impairment expense of $23.9 million in 2009, including $12.2 million for employee severance and other cash costs and $11.7 million for asset impairment charges, accelerated depreciation and other non-cash charges. Restructuring expense of $6.5 million was recognized in 2008, including $2.6 million for employee severance and other cash costs and $3.9 million for asset impairment charges, accelerated depreciation and other non-cash charges.

Operating Profit (Loss)

	2009	2008	Percent Change	Return on Net Sales
				2009	2008
	($ in millions)
France	$59.9	$40.1	49.4%	13.8%	8.9%
United States	43.4	19.3	N.M.	17.3	8.5
Brazil	7.4	(9.7)	N.M.	9.7	(13.8)
Subtotal	110.7	49.7
Unallocated expenses	(21.5)	(9.8)
Total	$89.2	$39.9	N.M.	12.4	5.5%

N.M. Not Meaningful

Operating profit in 2009 was $89.2 million compared with an operating profit of $39.9 million in 2008. All three segments improved operating profit results compared to 2008.

The France segment’s operating profit in 2009 was $59.9 million, an increase of $19.8 million, or 49.4%, from an operating profit of $40.1 million in 2008. The increase was primarily due to:

•	Higher average selling prices of $20.8 million, primarily due to an improved mix of products sold, including higher sales of RTL products.

•	Improved manufacturing expenses and the benefits of cost savings programs of $17.4 million.

The positive factors were partially offset by:

•	Increased restructuring and impairment expenses of $13.2 million.

•	The unfavorable effects of foreign currency translation of $7.4 million.

The U.S. segment’s operating profit in 2009 was $43.4 million, a $24.1 million increase from an operating profit of $19.3 million in 2008. The increase was primarily due to higher average selling prices, primarily due to increased sales of cigarette paper for LIP cigarettes of $36.9 million, partially offset by increased restructuring and impairment expenses of $7.4 million.

The Brazil segment’s operating profit in 2009 was $7.4 million, compared with an operating loss of $9.7 million in 2008. The increased operating profit was primarily due to:

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

Non-Operating Expenses

Interest expense of $4.3 million in 2009 decreased from $9.5 million for 2008. Average debt levels decreased significantly during 2009 versus 2008, mainly due to higher operating cash flow and a portion of the November 2009 equity offering proceeds which were used to pay down debt. The weighted average effective interest rates on our debt facilities were approximately 1.9% and 3.9% for 2009 and 2008, respectively.

Other expense, net was $1.1 million and $3.3 million in 2009 and 2008, respectively, primarily due to net foreign currency transaction losses of $1.9 million and $4.0 million in 2009 and 2008, respectively.

Income Taxes

A $25.3 million income tax provision was recognized for 2009 compared with a $6.4 million income tax provision recognized in 2008. Both periods were impacted by tax benefits from substantial restructuring and impairment expenses and our foreign holding company structure which reduced the effective tax rate from statutory rates. In 2009, higher pre-tax income is the primary cause of the higher expense. In 2009 and 2008, we incurred $1.0 million and $1.2 million, respectively, in deferred tax expense as a result of a legal reorganization during 2008 and a decision by management to consider the undistributed earnings of LTRI to be permanently reinvested.

Income (Loss) from Equity Affiliates

The income from equity affiliates in 2009 was $1.1 million compared with a loss of $4.0 million in 2008 and represents our 50% share of the net income (loss) associated with our joint venture paper mill in China. The loss in 2008 includes operations start-up costs.

Net Income Attributable to SWM and Net Income per Share

Net income attributable to SWM in 2009 was $35.6 million, or $2.27 and $2.20 per basic and diluted share, respectively, compared with $0.7 million of net income, or $0.04 per basic and diluted share in 2008. The increase in net income in 2009 was primarily due to a higher proportion of RTL products in the sales mix, higher average selling prices and benefits of strategic actions taken over the prior three years to reduce manufacturing costs.

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

Capital spending for 2011 excluding RTL-related investments is currently projected to range between $20 and $30 million. Other cash needs, including employee severance payments associated with restructuring actions and capitalized software spending are projected to range between $25 and $40 million. In December 2010, the board of directors authorized the repurchase of up to $30 million in common stock. During February 2011, the Company repurchased 525,000 shares on the open market for $30.0 million under this authorization. Additionally, in conjunction with employees’ restricted stock vesting to-date in 2011, employees have surrendered 278,337 shares to the Company and the Company has remitted approximately $15.9 million to satisfy associated tax withholdings on behalf of the employees.   As a result of the recent announcement to suspend the RTL Philippines construction project, we are evaluating costs required to bring the project to an orderly suspension, including equipment purchases, which preliminarily are estimated to be $15 to $35 million. We plan to fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities.

Cash Requirements

As of December 31, 2010, we had net operating working capital of $47.4 million and cash and cash equivalents of $87.3 million, compared with net operating working capital of $78.1 million and cash and cash equivalents of $56.9 million as of December 31, 2008. Changes in these absolute amounts include the impacts of changes in currency exchange rates which are not included in the changes in operating working capital presented on the consolidated statements of cash flow. Based upon our existing cash and operating working capital levels, expected operating cash flows and capital spending, contractual availability of borrowings under our existing credit facilities and continued performance by our lenders, we believe we have the necessary financial resources to satisfy our current and future liquidity needs.

Cash Flows from Operating Activities

	For the Years Ended December 31,
	2010	2009	2008
	($ in millions)
Net income	$65.3	$35.6	$0.9
Less: Loss from discontinued operations	6.1	24.0	15.8
Income from continuing operations	71.4	59.6	16.7
Non-cash items included in net income
Depreciation and amortization	40.0	43.9	45.0
Asset impairment charges and restructuring-related accelerated depreciation	4.5	12.1	4.1
Amortization of deferred revenue	(7.2)	(5.1)	(5.8)
Deferred income tax provision (benefit)	25.4	22.0	(18.2)
(Income) loss from equity affiliates	(3.2)	(1.1)	4.0
Pension and other postretirement benefits	2.1	(20.6)	(2.5)
Stock-based compensation	7.7	8.2	0.8
Other items	(3.4)	1.2	—
Net changes in operating working capital	26.7	(42.7)	(7.4)
Net cash provided (used) by operating activities of:
-Continuing operations	164.0	77.5	36.7
-Discontinued operations	(22.9)	(14.1)	(3.4)
Cash Provided by Operations	$141.1	$63.4	$33.3

Net cash provided by operations was $141.1 million in 2010 compared with $63.4 million in 2009. The $77.7 million increase in 2010 was due to increased net income, improved working capital and lack of contributions to our U.S. pension and other postretirement plans compared to $27.3 million in contributions in 2009.

Prior to 2002, our cash provided by operations included advance payments from customers for future product purchases. We recorded these advance payments as deferred revenue, which is now being amortized into net sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of product sales. We had $6.0 million of deferred revenue on our December 31, 2010 consolidated balance sheet. At the current volume levels, we expect to fully amortize this amount by recognizing amortization in 2011.

Operating Working Capital

	For the Years Ended December 31,
	2010	2009	2008
	($ in millions)
Changes in operating working capital:
Accounts receivable	$(15.8)	$1.8	$1.3
Inventories	9.9	(10.2)	7.3
Prepaid expenses	(0.1)	1.2	0.3
Accounts payable	17.4	(17.9)	(4.1)
Accrued expenses	(5.5)	10.6	(8.5)
Accrued income taxes	20.8	(28.2)	(3.7)
Net changes in operating working capital	$26.7	$(42.7)	$(7.4)

In 2010, net changes in operating working capital were favorable to cash flow by $26.7 million, primarily due to receipt of a $20 million tax refund in France and higher accounts payable. These increases were partially offset by increases in accounts receivable.

In 2009, net changes in operating working capital was unfavorable to cash flow by $6.8 million, primarily due to lower accrued income taxes as a result of estimated income tax payments in France which were refunded in 2010 and lower accounts payable in part as a result of a 2009 French law limiting vendor payment terms to 60 days. Partially offsetting these increases in working capital, accrued expense increased primarily from restructuring-related severance accruals.

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

Cash Flows from Investing Activities

	For the Years Ended December 31,
	2010	2009	2008
	($ in millions)
Capital spending	$(73.7)	$(15.3)	$(35.3)
Capitalized software costs	(9.3)	(5.5)	(6.4)
Acquisitions, net of cash acquired	—	—	(51.3)
Investment in equity affiliates	—	—	(1.9)
Other	1.8	0.6	(0.2)
Cash Used for Investing	$(81.2)	$(20.2)	$(95.1)

During 2010, cash used for investing activities increased due to capital spending of $73.7 million related to constructing an RTL facility in the Philippines and an LIP facility in Poland. The Company also spent $9.1 million to implement new enterprise-wide information software in the U.S., Brazil and Poland.

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

Capital Spending

Capital spending was $73.7 million, $15.3 million and $35.3 million in 2010, 2009 and 2008, respectively. In 2010, the Company used $35.9 million in the construction of an RTL facility in the Philippines, $15.8 million to construct an LIP facility in Poland and $7 million in France to purchase an LIP printing press. There were no major projects in 2009. In 2008, spending for capital projects included $5.3 million at PdM for a paper machine rebuild and improvements to the bobbin slitting process, $3.8 million for a new coating machine at the Newberry, South Carolina facility and $2.1 million for improvements at LTRI.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada. For these purposes, we incurred total capital expenditures of $0.5 million in 2010 and expect to incur $2 million to $3 million in 2011 and less than $1 million in 2012, of which no material amount was the result of environmental fines or settlements. Including expenditures associated with environmental matters, as of December 31, 2010, we had no material unrecorded outstanding commitments for capital expenditures. The foregoing capital expenditures to protect the environment are not expected to have a material adverse effect on our financial condition or results of operation.

Capitalized software costs totaled $9.3 million, $5.5 million and $6.4 million in 2010, 2009 and 2008, respectively.  In 2010, the Company spent $9.1 million to implement an enterprise-wide information system in the U.S., Brazil and Poland. Capitalized software costs in 2009 included $2.3 million for an enterprise-wide information system in the U.S. and Brazil and $3.2 million in charges from our implementation in France. During the period of 2005 to 2009, we spent a total of $21.3 million on the French project. The enterprise-wide information system is now fully implemented in France.

Acquisitions

We purchased the noncontrolling interest in LTRI in January 2008 for $51.3 million.

Cash Flows from Financing Activities

	For the Years Ended December 31,
	2010	2009	2008
	($ in millions)
Cash dividends paid to SWM stockholders	$(10.8)	$(9.6)	$(9.4)
Net changes in debt	(4.8)	(122.5)	85.5
Issuances of common stock	—	117.4	—
Purchases of treasury stock	(19.0)	(0.8)	(6.3)
Proceeds from exercise of stock options	2.2	13.3	0.2
Excess tax benefits of stock-based awards	1.6	3.3	—
Cash Provided by (Used for) Financing	$(30.8)	$1.1	$70.0

During 2010, financing activities included $19.0 million to purchase 388,694 shares of SWM stock, $10.8 million in cash dividends paid to SWM stockholders, repayments of debt of $56.3 million and net borrowings of $51.5 million.

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

Dividend Payments

We have declared and paid cash dividends of $0.15 per share of our Common Stock every fiscal quarter since the second quarter of 1996. We currently expect to continue this level of quarterly dividend. Our Credit Agreement covenants require us to maintain certain financial ratios, as disclosed in Note 11, Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends.

On February 2, 2011, we announced that the Board of Directors had declared a quarterly cash dividend of $0.15 per share of Common Stock. The dividend will be payable on March 24, 2011 to stockholders of record on February 24, 2011.

Share Repurchases

In 2010 and 2009, we repurchased 388,694 and 56,953 shares of our common stock, respectively, at a cost of $ $19.0 million and $0.8 million, respectively. See Part II, Item 5, Repurchases of Equity Securities. Corporate repurchases are effected during open trading windows or pursuant to 10b5-1 plans that permit share repurchases to be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Debt Instruments

	For the Years Ended December 31,
	2010	2009	2008
	($ in millions)
Changes in short-term debt	$3.3	$(23.8)	$18.9
Proceeds from issuances of long-term debt	48.2	33.5	110.9
Payments on long-term debt	(56.3)	(132.2)	(44.3)
Net changes in debt	$(4.8)	$(122.5)	$85.5

In 2010, primarily due to higher operating cash flow, our net payments on long-term debt were $56.3 million. We anticipate additional borrowings in the range of approximately $30 to $45 million during 2011. With this level of borrowing and forecasted operating results, we expect to remain in compliance with our Credit Agreement financial covenants.

As of December 31, 2010, we had $95.0 million available on our U.S. Revolver and $73.6 million available on our Euro Revolver. We also had contractual availability under our bank overdraft facilities and lines of credit of $27.2 million as of December 31, 2010. The Credit Agreement contains covenants that are customary for facilities of this type that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0. As of December 31, 2010, the net debt to equity ratio was (0.07), and the net debt to adjusted EBITDA ratio was (0.22).

Our total debt to capital ratios at December 31, 2010 and December 31, 2009 were 9.0% and 11.1%, respectively.

Other Factors Affecting Liquidity and Capital Resources

The following table represents our future contractual cash requirements for the next five years and thereafter for our long-term debt obligations and other commitments ($ in millions):

	Payments due for the periods ended
	Total	2011	2012	2013	2014	2015	Thereafter
Contractual Obligations
Current debt (1)	$8.7	$8.7	$—	$—	$—	$—	$—
Long-term debt (2)	43.1	—	34.5	2.3	3.0	3.3	—
Debt interest (3)	2.4	0.7	0.7	0.6	0.4	—	—
Restructuring obligations (4)	19.2	19.2	—	—	—	—	—
Minimum operating lease payments (5)	8.9	1.2	1.2	1.2	1.1	1.1	3.1
Purchase obligations – raw materials (6)	68.3	41.0	24.0	2.2	1.1	—	—
Purchase obligations – energy (7)	105.9	44.1	28.6	3.9	3.9	3.9	21.5
Purchase obligations – capital projects (8)	38.5	38.5	—	—	—	—	—
Other long-term liabilities (9) (10) (11)	—	—	—	—	—	—	—
Total	$295.0	$153.4	$89.0	$10.2	$9.5	$8.3	$24.6

(1)	Current debt includes borrowings against bank overdraft facilities; see Note 11, Debt, of the Notes to Consolidated Financial Statements.

(2)	See additional information regarding long-term debt in Note 11, Debt, of the Notes to Consolidated Financial Statements.

(3)
The amounts reflected in debt interest are based upon the short-term and long-term scheduled principal maturities and interest rates in effect as of December 31, 2010. Where specific maturities are not stated, such as for an overdraft line-of-credit, a repayment date coinciding with the end of the year was used for purposes of these calculations. Since our debt is largely variable interest rate debt, applicable market interest rates were assumed to be the same as at December 31, 2010 for purposes of these calculations. With respect to our variable-rate debt outstanding at December 31, 2010, a 100 basis point increase in interest rates would increase our debt interest obligation by $0.4 million in 2011. For more information regarding our outstanding debt and associated interest rates, see Note 11 Debt, of the Notes to Consolidated Financial Statements.

(4)
Restructuring obligations are more fully discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Recent Developments, Note 3, Discontinued Operations and Note 10, Restructuring and Impairment Activities, of the Notes to Consolidated Financial Statements. In 2011, restructuring payments are expected to be $10.0 million for continuing operations and $9.2 million for discontinued operations.

(5)
Minimum operating lease payments relate to our future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2010. In addition, our total future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2010 are $1.0 million or less annually over each of the next five years.

(6)
Purchase obligations for raw materials include our calcium carbonate purchase agreement at our mill in Quimperlè, France, in which a vendor operates an on-site calcium carbonate plant and our mill has minimum purchase quantities. See Note 17, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

(7)
Purchase obligations for energy include obligations under agreements with (1) an energy cogeneration supplier at our mills in Quimperlè and Spay, France, to supply steam and our mills have minimum purchase commitments (2) a natural gas supplier to supply and distribute 100% of the natural gas needs of our Quimperlè mill and (3) an energy supplier to supply a constant supply of electricity for our Pirahy mill in Brazil. See Note 17, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

(8)	Purchase obligations for capital projects include obligation under agreements to purchase equipment in the Philippines.

(9)	We had no other long-term liabilities as defined for purposes of this disclosure by the SEC as of December 31, 2010.

(10)
The amounts reflected in other long-term liabilities do not include any amounts for our pension obligations. The pension obligations are funded by our separate pension trusts, which held $121.5 million in assets at December 31, 2010. The combined projected benefit obligation, or PBO, of our U.S. and French pension plans was underfunded by $32.6 million and $27.2 million as of December 31, 2010 and 2009, respectively. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We were not required to make contributions to our U.S. and French pension plans during 2010. We expect 2011 funding to be in compliance with the Pension Protection Act of 2006 and have no required contributions in 2011. For information regarding our long-term pension obligations and trust assets, see Note 15, Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

(11)
The amounts reflected in other long-term liabilities do not include any amounts for our postretirement healthcare and life insurance benefits. Such payments are dependent upon the incurrence of costs and filing of claims by our retirees and thus the amounts of such future payments are uncertain. Our net payments under these plans were $1.0 million in both of the years ended December 31, 2010 and 2009. Based on this past experience, we currently expect our share of the net payments to be approximately $1 million during 2011 for these benefits. For more information regarding our retiree healthcare and life insurance benefit obligations, see Note 15, Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

Outlook

As highlighted by our recent announcements of progress in securing customer agreements for supplying LIP cigarette paper to the European market and changes in SWM’s Asian RTL strategy, 2011 will again be a critically important year for SWM.  We believe that our continued focus on sound execution will deliver in 2011 another year of financial success as we advance our strategies. Two significant business developments are expected to impact SWM’s financial results in 2011: European LIP introduction and decreases in RTL demand, as well as other changes in our business including lower wood pulp prices and stable foreign currency exchange relationships. Most critical to our current projections are each of the key European LIP business drivers, including market share, cost performance for SWM’s new LIP capacity and the timing and rate of introduction of European LIP regulations.

During 2010, we sharpened our strategic focus and accelerated the deployment of Lean Six Sigma to achieve our operational excellence ambitions. Our renewed focus on driving business efficiency will benefit both top-line and bottom-line growth as we commit to achieving business excellence in every area of our organization including sales and marketing, research and development, procurement, production and global supply. Our commitment to operational excellence will support our efforts to deliver the best total value to customers.

With the expected advent of LIP requirements in the European Union in 2011, we are poised to further strengthen our market position in this premium application and significantly improve the margin profile of our core paper business.

In light of increased volatility and a developing oversupply condition within the leaf tobacco sector, we recently announced changes to our Asian reconstituted tobacco strategy.  The decision to suspend the construction of the greenfield RTL facility in the Philippines and redirect the capacity expansion plan to serve the Chinese market is both opportunistic and strategic. By accelerating establishment of a domestic production site in China through a joint venture, at a time when RTL demand is expected to more than double in China over the next five years, SWM can fully leverage its leading technology and expertise in the area of tar reduction. The Chinese expansion is expected to considerably strengthen our business platform in this strategic market with direction to better serve domestic customers on the fast growing premium cigarette segment and help China achieve success as new regulations targeting smoke delivery reductions become implemented.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by that Act. These statements include those in the “Outlook” and “Critical Accounting Policies and Estimates” sections and our expectations elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operation, and in “Factors That May Affect Future Results” under “Risk Factors” in Item 1A. They also include statements containing “expect,” “anticipate,” “project,” “appears,” “should,” “could,” “may,” “typically” and similar words. Actual results may differ materially from the results suggested by these statements for a number of reasons, including the following:

•
Schweitzer-Mauduit has manufacturing facilities in seven countries, a joint venture in China, and sells products in over 90 countries. As a result, it is subject to a variety of import and export, tax, foreign currency, labor and other regulations within these countries. Changes in these regulations, or adverse interpretations or applications, as well as changes in currency exchange rates, could adversely impact the Company’s business in a variety of ways, including increasing expenses, decreasing sales, limiting its ability to repatriate funds and generally limiting its ability to conduct business. In Brazil, we are currently generating more value-added tax credits than we utilize. As of December, 31, 2010, these credits totaled $14.8 million. We have applied for a special government action to obtain tax exempt status in the state of Rio de Janeiro to enable more rapid utilization of these credits. We expect approval and, if successful, this and other actions should allow our Brazilian operation to utilize more credits than it generates on an annual basis. These credits do not expire; however, if the exemption is not obtained, we may record an allowance for a significant portion of the balance.

•
The Company’s sales are concentrated to a limited number of customers. In 2010, 45% of its sales were to its three largest customers. The loss of one or more of these customers, or a significant reduction in one or more of these customers’ purchases, could have a material adverse effect on the company’s results of operations.

•
The Company’s financial performance is materially impacted by sales of both reconstituted tobacco products and cigarette paper for lower ignition propensity cigarettes.  A significant change in sales or production volumes, pricing or manufacturing costs of these products could have a material impact on future financial results. In this regard, Philip Morris – USA began advising the Company in 2009 that it disputes the manner in which the Company has calculated costs for banded cigarette papers under a cost-plus based contract for this product during the period April 2009 through December 2010.  Notwithstanding that the dispute is now over a year old, and SWM has consistently advised Philip Morris – USA that it disagrees with its position,  Philip Morris -USA has to date not instituted any formal action to bring this matter to a close.  Philip Morris - USA has also consistently paid the full invoiced amount from the date of the first notice of dispute to the present thereby avoiding any contention by SWM that the agreement has been breached for non-payment. Philip Morris - USA’s action reflects a requirement found in the Virginia Uniform Commercial Code, the law that governs the contract, that suggests a party making full payment of a disputed invoice potentially waives any right to recover the amount paid unless such payment is accompanied by an explicit reservation of rights. Currently, the disputed amount is approximately $24.4 million.  While the Company believes that it has properly calculated the amount it invoiced, the ultimate resolution of this dispute, if unfavorable to the Company, could have a material adverse effect on the Company’s results of operations.

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

•
The demand for our reconstituted paper product is subject to change depending on the rate at which this product is included in the blend that forms the column of tobacco in various cigarette brands as well as the supply and cost of natural tobacco leaf, which serves to an extent as a substitute for reconstituted tobacco. A change in the inclusion rate or the dynamics of the natural leaf tobacco market can have a material adverse affect on the volume of reconstituted tobacco sales, the price for reconstituted tobacco or both, either of which can have a material adverse effect on our earnings from that product line. In past years, the Company has experienced the adverse effects for one or more years related to changes in the demand and supply relationship for natural leaf.

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

On December 17, 2010, the Company filed a complaint with the International Trade Commission under Section 337 of the Tariff Act of 1930 as amended, 19 U.S.C. § 1337, against multiple respondents based on the unlawful importation into the United States, the sale for importation, and the sale within the United States after importation of certain reduced ignition proclivity cigarette paper wrappers and products containing same  that infringe, or are made or produced under, or by means of, a process covered by, one or more of claims 36, 43, and 45 of United States Patent No. 6,725,867 and claims 1-6, 10-18, and 22-25 of United States Patent No. 5,878,753. Upon further investigation and discovery, SWM may identify additional accused products and/or seek to assert additional claims. The complaint requests the ITC to issue an exclusion order and cease and desist orders.  By notice dated January 13, 2011, the ITC instituted an investigation.  The outcome of this action will not impact on the Company’s right to produce and sell its flagship Alginex® papers for LIP cigarettes.  An adverse outcome would not be dispositive of the claims asserted in the civil action filed in Charleston, South Carolina although the institution of the ITC action does give the respondents the statutory right to have the civil action filed in South Carolina stayed pending the completion of the ITC investigation.

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

We utilize forward and swap contracts and, to a lesser extent, option contracts to selectively hedge our exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with money center banks, insurance companies or government agencies, collectively known as counterparties. Usually, these contracts extend for no more than 12 months. We expect to continue to apply forward currency hedging in our Brazilian operations through 2013. As of December 31, 2010, a 10% unfavorable change in the exchange rate of our functional currencies and those of our subsidiaries against the prevailing market rates of non-local currencies involving our transactional exposures would have resulted in a net pre-tax loss of approximately $4.4 million. These hypothetical gains or losses on foreign currency contracts and transactional exposures are defined as the difference between the contract rates and the hypothetical exchange rates. While we believe the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates could be material to our results of operations, we reduce this risk by selectively hedging our exposure when it is practical and economical to do so.

Interest Rate Risk

We hold a combination of variable- and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable rate long-term debt when it is practical and economical to do so. We utilize various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. We utilize variable-to-fixed interest rate swap agreements, typically with contractual terms no longer than 24 months. Our strategy to manage exposure to interest rate changes did not change during 2010, and we do not expect any significant changes in our exposure to interest rate changes or in how such exposure is managed in the near future. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in fair market value of fixed-rate debt due to differences between current market interest rates and the rates governing these instruments. With respect to our fixed-rate debt outstanding at December 31, 2010, a 10% change in interest rates would not result in a material change in the fair market value of such debt and with respect to our variable-rate debt outstanding at December 31, 2010, a 100 basis point increase in interest rates would result in a $0.4 million impact to our future annual pre-tax earnings.

Commodity Price Risk

We are subject to commodity price risks, the most significant of which relates to the price of wood pulp, which is our largest single component of raw material cost. The per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. During the period from January 2008 through December 2010, the U.S. list price of northern bleached softwood kraft pulp, or NBSK, a representative pulp grade that we use, ranged from a low of $635 per metric ton in April 2009 to a high of $1,020 per metric ton in June 2010. We normally maintain approximately 30 to 60 days of inventories to support our operations. As a result, there is a lag in the impact of changes in the per ton list price of wood pulp on our cost of products sold. Selling prices of our paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, we have been able to increase our selling prices in response to increased per ton wood pulp costs and have generally reduced our selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact our earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. We have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton wood pulp prices would impact our future annual pre-tax earnings by approximately $6.2 million, assuming no compensating change in our selling prices. We believe that, while our exposure to commodity price risk is material to our results of operations, our customers understand such risk and over time changes in the price of wood pulp are typically reflected in selling prices.

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

Due to the competitive pricing in the markets for most of our products, we are typically unable to fully pass through higher energy costs to our customers. With respect to our purchased energy price risk, a hypothetical 10% change in per unit prices would impact our future annual pre-tax earnings by approximately $7.5 million, assuming no compensating change in our selling prices.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008	40
Consolidated Balance Sheets as of December 31, 2010 and 2009	41
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008	42
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	43
Notes to Consolidated Financial Statements	44-73
Report of Independent Registered Public Accounting Firm	74

Schedules have been omitted because they are either not required, not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share and share amounts)

	For the Years Ended December 31,
	2010	2009	2008
Net Sales	$740.2	$719.6	$724.5
Cost of products sold	543.6	531.8	617.9
Gross Profit	196.6	187.8	106.6
Selling expense	19.0	19.4	20.8
Research expense	8.5	8.0	7.9
General expense	46.1	47.3	31.5
Total nonmanufacturing expenses	73.6	74.7	60.2
Restructuring and impairment expense	13.4	23.9	6.5
Operating Profit	109.6	89.2	39.9
Interest expense	1.8	4.3	9.5
Other income (expense), net	0.2	(1.1)	(3.3)
Income from Continuing Operations Before Income Taxes and Income (Loss) from Equity Affiliates	108.0	83.8	27.1
Provision for income taxes	39.8	25.3	6.4
Income (Loss) from equity affiliates	3.2	1.1	(4.0)
Income from Continuing Operations	71.4	59.6	16.7
Loss from Discontinued Operations	(6.1)	(24.0)	(15.8)
Net Income	65.3	35.6	0.9
Less: Net income attributable to noncontrolling interest	—	—	0.2
Net Income Attributable to SWM	$65.3	$35.6	$0.7

Net Income Per Share - Basic:
Income per share from continuing operations	$3.94	$3.80	$1.06
Loss per share from discontinued operations	(0.34)	(1.53)	(1.02)
Net income per share - basic	$3.60	$2.27	$0.04

Net Income per Share – Diluted:
Income per share from continuing operations	$3.86	$3.69	$1.05
Loss per share from discontinued operations	(0.33)	(1.49)	(1.01)
Net income per share – diluted	$3.53	$2.20	$0.04

Weighted Average Shares Outstanding:
Basic	17,686,700	15,550,100	15,339,700
Diluted	18,049,400	16,003,500	15,372,400

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share and share amounts)

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$87.3	$56.9
Accounts receivable	98.9	85.8
Inventories	113.8	127.3
Income taxes receivable	0.9	23.4
Other current assets	11.9	6.3
Total Current Assets	312.8	299.7
Property, Plant and Equipment, net	440.8	401.1
Deferred Income Tax Benefits	11.8	17.3
Goodwill and Intangible Assets	8.8	14.1
Investment in Equity Affiliates	20.5	16.6
Other Assets	55.7	43.1
Total Assets	$850.4	$791.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$8.7	$17.7
Accounts payable	66.4	46.7
Accrued expenses	105.6	115.5
Current deferred revenue	6.0	6.0
Total Current Liabilities	186.7	185.9
Long-Term Debt	43.1	42.4
Pension and Other Postretirement Benefits	46.3	38.4
Deferred Income Tax Liabilities	28.9	14.2
Deferred Revenue	—	7.2
Other Liabilities	21.2	21.6
Total Liabilities	326.2	309.7
Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 18,721,474 and 18,633,235 shares issued at December 31, 2010 and 2009, respectively; 18,027,903 and 17,874,885 shares outstanding at December 31, 2010 and 2009, respectively	1.9	1.9
Additional paid-in-capital	208.8	205.7
Common stock in treasury, at cost, 693,571 and 758,350 shares at December 31, 2010 and 2009, respectively	(24.4)	(14.0)
Retained earnings	336.4	281.9
Accumulated other comprehensive income, net of tax	1.5	6.7
Total Stockholders’ Equity	524.2	482.2
Total Liabilities and Stockholders’ Equity	$850.4	$791.9

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions, except per share amounts)

	For the Years Ended December 31, 2010, 2009 and 2008
	Common Stock Issued		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2007	16,078,733	$1.6	$68.0	570,336	$(12.3)	$264.6	$19.9	$26.0	$367.8
Net income						0.7		0.2	0.9
Adjustments to unrealized foreign currency translation							(28.7)		(28.7)
Adjustments to minimum pension liability, net of tax							(21.8)		(21.8)
Comprehensive loss, net of tax									(49.6)
Less: Comprehensive income attributable to noncontrolling interest, net of tax									0.2
Comprehensive income attributable to SWM, net of tax									(49.8)
Acquisition of noncontrolling interest								(26.2)	(26.2)
Dividends declared ($0.60 per share)						(9.4)			(9.4)
Restricted stock issuances, net			(4.2)	(189,646)	4.2				—
Stock-based employee compensation expense			0.8						0.8
Stock issued to directors as compensation			0.1	(6,096)					0.1
Purchases of treasury stock				388,309	(6.3)				(6.3)
Issuance of shares for options exercised	—	—	(0.1)	(13,950)	0.3	—	—	—	0.2
Balance, December 31, 2008	16,078,733	1.6	64.6	748,953	(14.1)	255.9	(30.6)	—	277.4
Net income						35.6			35.6
Adjustments to unrealized foreign currency translation							24.8		24.8
Changes in fair value of derivative instruments, net of tax							6.8		6.8
Amortization of postretirement benefit plans’ costs, net of tax							5.7		5.7
Comprehensive income, net of tax									72.9
Issuance of common stock	2,070,000	0.2	117.2						117.4
Dividends declared ($0.60 per share)						(9.6)			(9.6)
Restricted stock issuances, net			(0.2)	(13,500)	0.2				—
Stock-based employee compensation expense			8.2						8.2
Stock issued to directors as compensation	890			(3,306)	0.1				0.1
Excess tax benefits of stock-based employee compensation			3.3						3.3
Purchases of treasury stock				56,953	(0.8)				(0.8)
Issuance of shares for options exercised	483,612	0.1	12.6	(30,750)	0.6				13.3
Balance, December 31, 2009	18,633,235	$1.9	$205.7	758,350	$(14.0)	$281.9	$6.7	$—	$482.2
Net income						65.3			65.3
Adjustments to unrealized foreign currency translation							0.2		0.2
Changes in fair value of derivative instruments, net of tax							(0.5)		(0.5)
Amortization of postretirement benefit plans’ costs, net of tax							(4.9)		(4.9)
Comprehensive income, net of tax									60.1
Dividends declared ($0.60 per share)						(10.8)			(10.8)
Restricted stock issuances, net			(8.6)	(453,473)	8.6				—
Stock-based employee compensation expense			7.7						7.7
Stock issued to directors as compensation	2,453		0.2						0.2
Excess tax benefits of stock-based employee compensation			1.6						1.6
Purchases of treasury stock				388,694	(19.0)				(19.0)
Issuance of shares for options exercised	85,786		2.2						2.2
Balance, December 31, 2010	18,721,474	$1.9	$208.8	693,571	$(24.4)	$336.4	$1.5	$—	$524.2

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)

	For the Years Ended December 31,
	2010	2009	2008
Operations
Net Income	$65.3	$35.6	$0.9
Less: Loss from discontinued operations	6.1	24.0	15.8
Income from continuing operations	71.4	59.6	16.7

Non-cash items included in net income
Depreciation and amortization	40.0	43.9	45.0
Asset impairments and restructuring-related accelerated depreciation	4.5	12.1	4.1
Amortization of deferred revenue	(7.2)	(5.1)	(5.8)
Deferred income tax provision (benefit)	25.4	22.0	(18.2)
(Income) loss from equity affiliates	(3.2)	(1.1)	4.0
Pension and other postretirement benefits	2.1	(20.6)	(2.5)
Stock-based employee compensation	7.7	8.2	0.8
Other items	(3.4)	1.2	—
Changes in operating working capital
Accounts receivable	(15.8)	1.8	1.3
Inventories	9.9	(10.2)	7.3
Prepaid expenses	(0.1)	1.2	0.3
Accounts payable	17.4	(17.9)	(4.1)
Accrued expenses	(5.5)	10.6	(8.5)
Accrued income taxes	20.8	(28.2)	(3.7)
Net changes in operating working capital	26.7	(42.7)	(7.4)
Net cash provided (used) by operating activities of:
-Continuing operations	164.0	77.5	36.7
-Discontinued operations	(22.9)	(14.1)	(3.4)
Cash Provided by Operations	141.1	63.4	33.3
Investing
Capital spending	(73.7)	(15.3)	(35.3)
Capitalized software costs	(9.3)	(5.5)	(6.4)
Acquisitions, net of cash acquired	—	—	(51.3)
Investment in equity affiliates	—	—	(1.9)
Other	1.8	0.6	(0.2)
Cash Used for Investing	(81.2)	(20.2)	(95.1)
Financing
Cash dividends paid to SWM stockholders	(10.8)	(9.6)	(9.4)
Changes in short-term debt	3.3	(23.8)	18.9
Proceeds from issuances of long-term debt	48.2	33.5	110.9
Payments on long-term debt	(56.3)	(132.2)	(44.3)
Net proceeds from issuances of common stock	—	117.4	—
Purchases of treasury stock	(19.0)	(0.8)	(6.3)
Proceeds from exercise of stock options	2.2	13.3	0.2
Excess tax benefits of stock-based awards	1.6	3.3	—
Cash Provided by (Used for) Financing	(30.8)	1.1	70.0
Effect of Exchange Rate Changes on Cash	1.3	0.7	(0.3)
Increase in Cash and Cash Equivalents	30.4	45.0	7.9
Cash and Cash Equivalents at beginning of year	56.9	11.9	4.0
Cash and Cash Equivalents at end of year	$87.3	$56.9	$11.9

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009
AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Note 1. Nature of Business

 Schweitzer-Mauduit International, Inc., or the Company, is a multinational diversified producer of premium specialty papers headquartered in the United States of America and is the world’s largest supplier of fine papers to the tobacco industry. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised approximately 93% of the Company’s consolidated net sales in each of the years 2008 through 2010. The primary products in the group include Cigarette Papers, used to wrap various parts of a cigarette, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes and reconstituted tobacco wrappers and binders for machine-made cigars. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

The Company is a manufacturer of high-porosity papers, which are used in manufacturing ventilated cigarettes, banded papers for the production of lower ignition propensity, or LIP, cigarettes and the leading independent producer of RTL used in producing blended cigarettes. The Company conducts business in over 90 countries and currently operates 11 production locations worldwide, with mills in the United States, France, the Philippines, Indonesia and Brazil. The Company also has a 50% equity interest in a paper mill in China.

As used in this 2010 Annual report on Form 10-K, unless the context indicates otherwise, references to “we,” “us,” “our,” “SWM,” “Schweitzer-Mauduit” or similar terms include Schweitzer-Mauduit International, Inc. and its consolidated subsidiaries.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated. The Company did not have any special purpose entities during 2010, 2009 or 2008.

The Company’s joint venture with China National Tobacco Corporation, or CNTC, produces tobacco-related papers in China. CNTC is the principal operating Company under China’s State Tobacco Monopoly Administration. CNTC and our subsidiary, SM-China, each own 50% of the joint venture. The Company uses the equity method to account for this joint venture (see Note 8, Joint Venture with CNTC). Investment in equity affiliates represents the Company’s investment in its China joint venture. The Company’s 50% share of the net income (loss) is included in the consolidated statements of income as income (loss) from equity affiliates.

Revenue Recognition

The Company recognizes revenue and the related accounts receivable when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) ownership has transferred to the customer; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured based on the Company’s judgment regarding the collectability of its accounts receivable. Generally, the Company recognizes revenue when it ships its manufactured product and title and risk of loss passes to its customer in accordance with the terms of sale of the product. Revenue is recorded at the time of shipment for terms designated f.o.b., or free on board, shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site, at which time title and risk of loss are transferred. Provisions for discounts, returns, allowances, customer rebates and other adjustments are provided for in the same period the related revenue is recorded. Deferred revenue represents advance payments from customers which are earned based upon a mutually agreed-upon amount per unit of future product sales.

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

Foreign currency risks arise from transactions and balances denominated in non-local currencies. Losses resulting from remeasurement and settlement of such transactions and balances, included in other income (expense), net, were $0.9 million, $1.9 million and $4.0 million in 2010, 2009 and 2008, respectively.

Derivative Instruments

The Company is exposed to changes in foreign currency exchange rates, interest rates and commodity prices. The Company utilizes a variety of practices to manage these market risks, including where considered appropriate, derivative instruments. The Company uses derivative instruments only for risk management purposes and not for trading or speculation. All derivative instruments the Company uses are either exchange traded or are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. As of December 31, 2010, the Company had $33 million of its variable-rate long-term debt fixed under interest rate swap agreements. Usually the contracts extend for no more than 12 months, although their contractual term has been as long as 24 months. The Company believes the credit risks with respect to the counterparties, and the foreign currency risks that would not be hedged if the counterparties fail to fulfill their obligations under the contracts, are not material in view of its understanding of the financial strength of the counterparties.

Gains and losses on instruments that hedge firm commitments are deferred and included in the basis of the underlying hedged items. All other hedging gains and losses are included in period income or expense based on the period-end market price of the instrument. See Note 12, Derivatives, for more information.

Cash and Cash Equivalents

The Company considers all highly liquid, unrestricted investments with remaining maturities of three months or less to be cash equivalents, including money market funds with no restrictions on withdrawals.

Impairment of Long-Lived Assets, Goodwill and Intangible Assets

The Company evaluates the carrying value of long-lived assets, including property and equipment, goodwill and non-amortizable intangible assets, when events and circumstances warrant a review. Goodwill is also tested for impairment annually during the fourth quarter. Goodwill is evaluated using a two-step test at the reporting unit level. The first step compares the book value of the reporting unit to its fair value. If the book value of a reporting unit exceeds its fair value, we perform the second step. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The difference between the total fair value of the reporting unit and the fair value of all the assets and liabilities other than goodwill is the implied fair value of that goodwill. Any impairment loss is measured as the excess of the book value of the goodwill over the implied fair value of that goodwill. During the fourth quarter of 2010, the Company recorded impairment expense of $2.8 million related to its goodwill in its Brazil segment and for a portion of the goodwill in its France segment related to Indonesia. For the years ended December 31, 2009 and 2008, no goodwill impairment charges resulted from our required annual impairment tests.

The carrying value of long-lived assets is reviewed each reporting period to determine if events or circumstances have changed which may indicate that the assets may be impaired or the useful life may need to be changed. The Company considers internal and external factors relating to each asset group, including expectation of future profitability, undiscounted cash flows and its plans with respect to the operations. If impairment is indicated, an impairment loss is measured by the amount the net carrying value of the asset exceeds its estimated fair value.

Environmental Spending

Environmental spending is capitalized if such spending qualifies as property, plant and equipment, substantially increases the economic value or extends the useful life of an asset. All other such spending is expensed as incurred, including fines and penalties incurred in connection with environmental violations. Environmental spending relating to an existing condition caused by past operations is expensed. Liabilities are accrued when environmental assessments are probable and the costs can be reasonably estimated. Generally, timing of these accruals coincides with completion of a feasibility study or commitment to a formal plan of action.

Capitalized Software Costs

The Company capitalizes certain purchases of software and software development costs in connection with major projects of software development for internal use. These costs are included in other assets on the consolidated balance sheets and are amortized using the straight-line method over the estimated useful life not to exceed seven years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred. Amortization of capitalized software was $5.3 million, $4.7 million and $3.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Accumulated amortization of capitalized software costs was $44.2 million and $40.1 million at December 31, 2010 and 2009, respectively.

Business Tax Credits

Business tax credits represent value added tax credits receivable and similar assets, such as Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, in Brazil. Business tax credits are generated when value-added taxes, or VAT, are paid on purchases. VAT and similar taxes are collected from customers on certain sales. In some jurisdictions, export sales do not require VAT collection. The Company currently expects the business tax credits recorded at December 31, 2010 in accounts receivable and other assets to be fully recoverable. See Note 9, Other Assets for more information.

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

In connection with income tax assessments or unrecognized tax benefits, the Company classifies penalties as provision for income taxes and interest as interest expense in its consolidated statements of income.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income, as well as items charged and credited directly to stockholders’ equity, which are excluded from net income. The Company has presented comprehensive income (loss) in the consolidated statements of changes in stockholders’ equity and comprehensive income (loss).

Components of accumulated other comprehensive income (loss) were as follows ($ in millions):

	December 31,
	2010	2009
Accumulated pension and OPEB liability adjustments, net of income tax of $25.3 million and $21.4 million at December 31, 2010 and 2009, respectively	$(41.7)	$(36.8)
Accumulated unrealized gain (loss) on financial instruments	5.3	5.8
Accumulated unrealized foreign currency translation adjustments	37.9	37.7
Accumulated other comprehensive income	$1.5	$6.7

Changes in the components of accumulated other comprehensive income (loss) were as follows ($ in millions):

	For the Years Ended December 31,
	2010			2009			2008
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$(8.8)	$3.9	$(4.9)	$9.3	$(3.6)	$5.7	$(34.9)	$13.1	$(21.8)
Unrealized gain (loss) on financial instruments	(0.9)	0.4	(0.5)	9.9	(3.1)	6.8	(1.6)	0.6	(1.0)
Unrealized foreign currency translation adjustments	0.2	—	0.2	24.8	—	24.8	(27.7)	—	(27.7)
Total	$(9.5)	$4.3	$(5.2)	$44.0	$(6.7)	$37.3	$(64.2)	$13.7	$(50.5)

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

A summary of the status of stock options outstanding as of December 31, 2010 and changes during the three years then ended is presented in Note 16, Stockholders’ Equity.

Restricted Stock

The Company’s restricted stock grants generally vest upon completion of a specified period of time. The fair value of each award is equal to the share price of the Company’s stock on the date of the grant. This cost is recognized over the vesting period of the respective award. As of December 31, 2010, there was $0.9 million of unrecognized compensation cost related to outstanding restricted stock awards, the balance for which is included as an offset to additional paid-in-capital on the consolidated balance sheet. A summary of outstanding restricted stock awards as of December 31, 2010 and 2009 is included in Note 16, Stockholders’ Equity.

Restricted Stock Plan Performance Based Shares

The Company’s Long-Term Incentive Plan, or LTIP, for key executives includes an equity-based award component that is provided through its Restricted Stock Plan, or RSP. The objectives under the LTIP are established for multiple years at the beginning of a performance cycle and are intended to focus management on longer-term strategic goals. The Compensation Committee of the Board of Directors designates participants in the LTIP and RSP and determines the equity-based award opportunity in the form of restricted stock for each performance cycle, which is generally measured on the basis of a two or three-year performance period. Performance is measured on a cumulative basis and a portion of each performance cycle’s restricted stock award opportunity may be earned annually. The restricted shares are considered issued and outstanding when the number of shares becomes fixed, after the annual performance is determined, and such awards vest at the end of the performance cycle. The Company recognizes compensation expense with an offsetting credit to additional paid-in-capital over the performance period based on the fair value of the award at the date of grant, with compensation expense being adjusted cumulatively based on the number of shares expected to be earned according to the level of achievement of performance goals.

Fair Value Option

The Company has elected not to measure its financial instruments or certain commitments at fair value.

Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted the requirements of ASC 810, “Amendments to FASB Interpretation No. 46(R)” which amends the accounting guidance for consolidating variable interest entities and eliminates the concept of qualifying special-purpose entities. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements and will be applied to future variable interest entities, if any.

Note 3. Discontinued Operations

Due to ongoing losses, the Company decided in 2009 to close its Malaucène, France finished tipping paper mill. During 2010, the run-off operations at our Malaucène, France mill were completed; therefore, operations at our Malaucène mill are reported as discontinued operations for all periods presented.  Results of the Malaucène mill have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts.

During 2010, the results of discontinued operations included a $7.7 million accrued expense associated with severance accruals, including $2.8 million related to claims by former employees seeking additional severances, a $2.2 million charge for additional impairment of the carrying value for machinery and equipment in connection with a revised estimate of the equipment’s fair value and its reclassification to assets held for sale, and a $1.3 million accrued expense for estimated costs for environmental remediation obligation at the site based on a preliminary report of an environmental study performed in connection with the mill closure.

As a result of our 2009 decision to close the Company’s finished tipping paper production facility in Malaucène, France and reduce employment by 209 people, the Company recorded restructuring expense of $26.3 during the year ended December 31, 2009, mostly related to employee severance. During 2008, the Company recorded $12.1 million of asset impairment charges as a result of this plan.

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations ($ in millions):

	December 31,
	2010	2009
Assets of discontinued operations:
Current assets	$3.9	$1.3
Property, plant and equipment, net	--	3.4
Noncurrent deferred income tax benefits	8.0	6.5
Other assets – assets held for sale	0.4	--

Liabilities of discontinued operations:
Current liabilities	12.2	26.3
Other liabilities	--	3.6

Summary comparative financial results of discontinued operations were as follows ($ in millions):

	For the year ended December 31,
	2010	2009	2008
Net sales	$0.6	$20.8	$43.4
Restructuring and impairment expense	7.9	26.3	15.6
Loss from discontinued operations before income taxes	(9.3)	(36.5)	(24.1)
Income tax benefit	3.2	12.5	8.3
Loss from discontinued operations	(6.1)	(24.0)	(15.8)

Restructuring liabilities related to discontinued operations were classified within accrued expenses in each of the December 31, 2010 and December 31, 2009 consolidated balance sheets. Changes in the restructuring liabilities during 2010 and 2009 are summarized as follows ($ in millions):

	2010	2009
Balance at beginning of year	$20.9	$3.7
Accruals for announced programs	7.7	24.3
Cash payments	(17.8)	(7.1)
Exchange rate impacts	(1.6)	—
Balance at end of year	$9.2	$20.9

Note 4. Accounts Receivable

Accounts receivable are summarized as follows ($ in millions):

	December 31,
	2010	2009
Trade receivables	$70.7	$63.8
Business tax credits, including VAT	13.3	11.8
Hedge contracts receivable	4.2	7.3
Other receivables	11.4	4.0
Less allowance for doubtful accounts and sales discounts	(0.7)	(1.1)
Total	$98.9	$85.8

Note 5. Inventories

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

	December 31,
	2010	2009
Raw materials	$31.7	$35.4
Work in process	23.8	30.5
Finished goods	37.1	39.4
Supplies and other	21.2	22.0
Total	$113.8	$127.3

Note 6. Property, Plant and Equipment

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

Property, plant and equipment (and related depreciable lives) consisted of the following ($ in millions):

	December 31,
	2010	2009
Land and improvements	$24.9	$22.2
Buildings and improvements (20 to 40 years or remaining life of relevant lease)	137.0	140.4
Machinery and equipment (5 to 20 years)	680.8	706.0
Construction in progress	78.9	7.7
Gross Property	921.6	876.3
Less: Accumulated Depreciation	480.8	475.2
Property, Plant and Equipment, net	$440.8	$401.1

Depreciation expense was $33.4 million, $37.1 million and $41.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 7. Goodwill and Intangible Assets

The Company evaluates goodwill for impairment as least annually during the fourth quarter.  During the 2010 annual testing, the carrying value of goodwill related to Indonesia, which is part of the France segment, and Brazil was found to exceed their respective implied fair values using a combination of market multiple and present value valuation methods. Country-specific risks, strengthening foreign currencies against the U.S. dollar and recent and projected operating performance were considered in the Company’s determination of fair value. As a result, the Company recorded impairment losses of $1.7 million and $1.0 million in the France and Brazil segments, respectively. The 2010 impairments are also the cumulative goodwill impairments. The annual tests during the fourth quarters of 2009 and 2008 resulted in no impairment. The changes in the carrying amount of goodwill for each segment were as follows ($ in millions):

	France	Brazil	Total
Balance as of January 1, 2009	$7.4	$1.1	$8.5
Foreign currency translation adjustments	0.5	—	0.5
Balance as of December 31, 2009	7.9	1.1	9.0
Impairment losses	(1.7)	(1.0)	(2.7)
Foreign currency translation adjustments	(0.4)	(0.1)	(0.5)
Balance as of December 31, 2010	$5.8	$—	$5.8

The gross carrying amount and accumulated amortization for amortizable intangible assets consisted of the following ($ in millions):

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Customer-related intangibles (French Segment)	$10.0	$7.0	$3.0

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Customer-related intangibles (French Segment)	$10.0	$4.9	$5.1

*	Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $1.8 million, $2.1 million and $2.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s customer-related intangibles are amortized to expense using the 150% declining balance method over a six-year life. Estimated amortization expense for the next three years is as follows ($ in millions): 2011 — $1.6 million, 2012 — $1.2 million, and 2013 — $0.2 million.

Note 8. Joint Venture with CNTC

The Company’s joint venture with CNTC, China Tobacco Mauduit (Jiangmen) Paper Industry Co. LTD, or CTM, completed construction of a paper mill in 2008. The mill has two paper machines which produce cigarette paper and porous plug wrap. CTM pays to each the Company and CNTC a 2% royalty on net sales of cigarette and porous plug wrap papers. CTM sells its products to CNTC and its subsidiaries. The Company provided technical consulting services to CTM for $0.3 million, $0.9 million and $2.0 million during 2010, 2009 and 2008, respectively.

The Company uses the equity method to account for its 50% ownership interest in CTM. At December 31, 2010 and 2009, the Company’s equity investment in CTM was $20.4 million and $16.6 million, respectively. The Company’s share of the net income (loss) was included in income (loss) from equity affiliates within the consolidated statements of income. Below is summarized balance sheet information as of December 31, 2010 and 2009, and statement of operations information of the China joint venture for the years ended December 31, 2010, 2009 and 2008($ in millions):

Balance Sheet Information

	December 31,
	2010	2009
Current assets	$31.2	$20.9
Noncurrent assets	85.7	86.2
Current debt	19.6	15.4
Other current liabilities	8.5	6.5
Long-term debt	46.4	51.8
Other long term liabilities	1.4	0.2
Stockholders’ equity	41.0	33.2

Statement of Operations Information

	For the Year Ended December 31,
	2010	2009	2008

Net sales	$42.6	$33.1	$3.3
Gross profit (loss)	13.0	9.5	(5.9)
Net income (loss)	$6.5	$2.3	$(7.9)

Note 9. Other Assets

Other assets consisted of the following ($ in millions):

	December 31,
	2010	2009
Capitalized software costs, net of accumulated amortization	$23.2	$20.1
Business tax credits, including VAT and ICMS	18.9	13.7
Grantor trust assets	6.2	5.4
Other assets	7.4	3.9
Total	$55.7	$43.1

Business tax credits include $14.8 million and $10.1 million of Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, tax credits as of December 31, 2010 and 2009, respectively. The credits, which are a form of value-added tax in Brazil and do not expire, are generated from the production and sale of certain non-tobacco related grades of paper sold in Brazil. During 2010 and 2009, the Company generated more credits than it utilized due Brazil’s mix of domestic and international sales. We have applied for a special government action to obtain tax exempt status in the state of Rio de Janeiro to enable more rapid utilization of these credits. These credits do not expire; however, if the exemption is not obtained, we may record an allowance for a significant portion of the balance.

Grantor trust assets consist primarily of cash surrender values in Company-owned life insurance policies held by a trust to be used for the eventual payment of employee deferred compensation. The Company contributed $0.8 million to the trust during 2009.

Note 10. Restructuring and Impairment Activities

Following an in-depth review by management of our global manufacturing operations, the Company initiated a series of restructuring activities in France, the United States and Brazil. Since 2006, these initiatives have driven a broader effort to efficiently meet global demand for our products while optimizing our paper production capacity utilization. Our restructuring activities have resulted in reduction in capacity of traditional tobacco papers through the closure or substantial restructuring in underutilized, higher cost mills. Restructuring and impairment expenses related to these actions for continuing operations totaled $10.7 million, $23.9 million and $6.5 million during 2010, 2009 and 2008, respectively. Restructuring and impairment expense is shown on the consolidated statements of net income on the line titled “Restructuring and Impairment Expense” which also includes $1.7 million and $1.0 million of impairment expense related to the France and Brazil segments’ goodwill.

The following table summarizes the associated cash and non-cash pretax restructuring expense for 2010, 2009 and 2008 ($ in millions):

	For the Years Ended December 31,			Cumulative Total since 2006
	2010	2009	2008
France
Cash Expense
Severance and other employee related costs	$9.0	$11.9	$(0.1)	$36.7
Other	—	—	—	0.9
Non-cash Expense
Accelerated depreciation and asset impairments	—	2.7	1.5	8.2
Total France Restructuring Expense	$9.0	$14.6	$1.4	$45.8
United States
Cash Expense
Severance and other employee related costs	0.2	0.3	0.9	3.4
Other	0.2	0.2	0.5	1.0
Non-cash Expense
Accelerated depreciation and asset impairments	1.5	9.5	0.8	28.2
Gain on disposal of assets	—	—	(0.3)	(0.3)
Other		(0.7)	—	(0.7)
Total United States Restructuring Expense	$1.9	$9.3	$1.9	$31.6
Brazil
Cash Expense
Severance and other employee related costs	0.8	—	1.3	2.5
Non-cash Expense
Gain on disposal of assets	(1.0)	—	—	(1.0)
Asset impairment charges	—	—	1.9	1.9
Total Brazil Restructuring Expense	$(0.2)	$—	$3.2	$3.4
Summary
Total cash expense	10.2	12.4	2.6	44.5
Total non-cash expense	0.5	11.5	3.9	36.3
Total Restructuring Expense	$10.7	$23.9	$6.5	$80.8

Restructuring liabilities were classified within accrued expenses in each of the December 31, 2010 and December 31, 2009 consolidated balance sheets. Changes in the restructuring liabilities during 2010 and 2009 are summarized as follows ($ in millions):

	2010	2009
Balance at beginning of year	$12.1	$1.7
Accruals for announced programs	10.2	12.4
Cash payments	(11.2)	(2.0)
Exchange rate impacts	(1.1)	—
Balance at end of year	$10.0	$12.1

In 2010, the Company recorded severance expense of $9.0 million related to the reorganization of its mill in Quimperlé, France announced in September 2009 for the severance during the remaining service period of the affected employees. The 2010 restructuring expense also included $1.0 million of asset impairment charges in the U.S. segment to reduce the book value to fair value certain remaining assets of the closed mills in Lee, Massachusetts. The fair value of these assets was based on third party appraisals using the market approach and recent sales histories. The Company does not expect significant charges in the future related to these plans.

In 2009, the Company recorded severance accruals related to the reorganization of its mill in Quimperlé, France. During the year ended December 31, 2009, the Company recorded $10.8 million of severance related to this plan. Impairment charges during 2009 included a $2.7 million impairment charge for an idled small paper machine and related ancillary assets at our PDM facility in Quimperlé, France. The fair value of this machine was considered to be zero due to its having no alternative use and no estimated salvage value. The Company recorded $1.1 million during the year ended December 31, 2009 of restructuring expense related to severance accruals in connection with general staff reductions in France announced in the second quarter of 2009.

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

In July 2008, the Company announced the exit of the coated papers business in the Brazilian market and a resulting decrease of approximately 100 employees, or 16%, of the then current workforce in Brazil, both effective July 2008. These actions resulted in $1.3 million of severance and other employee-related costs and $1.9 million of asset impairment charges during 2008. This plan was completed during 2008.

In October 2007, the Company initiated a three-part restructuring plan to reduce production capacity for tobacco-related papers in both France and the United States as well as to reduce employment levels in Brazil. The three-part plan included idling of a base tipping paper machine at Papeteries de Malaucène S.A.S., or PdMal, in Malaucène, France and the shutdown of the Company’s entire operation in Lee, Massachusetts which was completed in 2008. During 2009, the Company reversed $0.5 million of previously accrued charges primarily due to actual severances that were less than its estimates. In 2009, the Company decided to close the entire mill in Malaucène, France. Run-off operations at this mill were completed during 2010 and its results are now presented as discontinued operations (See Note 3, Discontinued Operations).

Note 11. Debt

Total debt is summarized in the following table ($ in millions):

	December 31,
	2010	2009
Credit Agreement
U. S. Revolver	$--	$33.0
Euro Revolver	33.5	11.5
French Employee Profit Sharing	11.2	11.0
Bank Overdrafts	6.6	2.5
Other	0.5	2.1
Total Debt	51.8	60.1
Less: Current debt	8.7	17.7
Long-Term Debt	$43.1	$42.4

As of December 31, 2010, the Company had availability under its Credit Agreement of $168.6 million plus availability under bank overdraft facilities of $27.2 million for a total availability of $195.8 million.

Credit Agreement

The Company’s Credit Agreement, which expires July 31, 2012, provides for a $95 million U.S. dollar revolving credit facility, or U.S. Revolver, and an 80 million euro revolving credit facility, or Euro Revolver. Contractual availability under the U.S. Revolver increased to $95.0 million as of December 31, 2010 from $62.0 million as of December 31, 2009. Borrowings under the Euro Revolver increased to 25.0 million euros, or $33.5 million, as of December 31, 2010 from 8.0 million euros, or $11.5 million as of December 31, 2009. Contractual availability under the Euro Revolver decreased to 55 million euros, or $73.6 million, as of December 31, 2010 from 72.0 million euros, or $103.8 million, as of December 31, 2009.

Under the Credit Agreement, interest rates are at market rates, based on the London Interbank Offered Rate, or LIBOR, for U.S. dollar borrowings and the Euro Interbank Offered Rate, or EURIBOR, for euro borrowings, plus an applicable margin that varies from 0.35% to 0.75% per annum depending on the Net Debt to Adjusted EBITDA Ratio, as defined in the Credit Agreement. As of December 31, 2009, the applicable interest rate was 0.6% on U.S. dollar borrowings under the Credit Agreement. As of December 31, 2010 and 2009, the interest rate on euro borrowings under the Credit Agreement was 1.1% and 0.8%, respectively. The Company incurs commitment fees at an annual rate of either 0.30% or 0.35% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to Adjusted EBITDA Ratio as defined in the Credit Agreement. The Company also incurs utilization fees of 0.025% per annum when outstanding borrowings exceed 50% of the total credit facility.

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0. The Company was in compliance with all the financial covenants of the Credit Agreement as of December 31, 2010.

French Employee Profit Sharing

At both December 31, 2010 and 2009, long-term debt other than the U.S. Revolver and the Euro Revolver primarily consisted of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended to be invested in a financial institution or with their respective employer. To the extent that funds are invested with the Company, these amounts bear interest at the 5-year treasury note rate in France, 3.60% and 3.97% at December 31, 2010 and 2009, respectively, and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

Bank Overdrafts and Other

The Company also has bank overdraft facilities totaling $33.8 million, of which $6.6 million and $2.5 million were outstanding at December 31, 2010 and 2009, respectively, and reported as current debt on the consolidated balance sheet. Interest is incurred on outstanding amounts at market rates and was 1.0% and 0.9%, respectively, at December 31, 2010 and 2009. No commitment fees are paid on the unused portion of these facilities.

Other debt consists of non-interest bearing French segment debt with deferred capital repayment from governmental and commercial institutions primarily related to environmental capital improvements.

Interest Expense and Rate Swap Agreements

The Company capitalized $0.7 million of interest in the year ended December 31, 2010 due to the construction of an RTL facility in the Philippines and the LIP facility in Poland.

The Company maintains interest rate swap agreements on a portion of its long-term debt. As of December 31, 2010, the LIBOR rate component on $33.0 million of variable-rate debt was effectively fixed at an average rate of 2.1% effective through March 2012. The impact of the swap agreements on the consolidated financial statements was not material for the year ended December 31, 2010. See Note 12. Derivatives for more information.

Principal Repayments

Under the Credit Agreement, the Company selects an “interest period” for each of its borrowings under the U.S. Revolver and Euro Revolver. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company expects to continue to file notices of continuation related to its Euro Revolver borrowings outstanding at December 31, 2010 such that those amounts are not expected to be repaid prior to the July 2012 expiration of the Credit Agreement. Following are the expected maturities for the Company’s debt obligations as of December 31, 2010 ($ in millions):

2011	$8.7
2012	34.5
2013	2.3
2014	3.0
2015	3.3
Thereafter	--
$51.8

Fair Value of Debt

At December 31, 2010 and 2009, the estimated fair value of the Company’s current and long-term debt approximated the carrying amount since the interest rates were variable and based on current market indices.

Note 12. Derivatives

The Company utilizes currency forward, swap and, to a lesser extent, option contracts to selectively hedge its exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes. We designate certain of our foreign currency hedges as cash flow hedges. Changes in the fair value of cash flow hedges are reported as a component of other comprehensive income (loss) and reclassified into earnings when the forecasted transaction affects earnings. For foreign exchange contracts not designated as cash flow hedges, changes in the contracts’ fair value are recorded to net income each period. Fair value is based on the spot exchange rate as of the end of the year compared to the contracted exchange rate.

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. The Company utilizes various forms of interest rate hedge agreements, including interest rate swap agreements, typically with contractual terms no longer than 24 months. Changes in the fair value of our interest rate swaps are recorded to net income each period. Fair value is determined base on the quoted benchmark rate at the end of the year as specified in the contract compared to the contracted rate. See Note 11. Debt for more information about our interest rate swaps.

The following tables present the fair value of asset and liability derivatives and the respective balance sheet location: ($ in millions):

	As of December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$4.2	Accounts Payable	$--
Foreign exchange contracts	Property, Plant & Equipment	(0.3)
Foreign exchange contracts	Other Assets	3.6	Other Liabilities	--
Total derivatives designated as hedges		7.5		--
Derivatives not designated as hedges:
Interest rate contracts	Other Assets	--	Other Liabilities	0.7
Foreign exchange contracts	Accounts Receivable		Accounts Payable	0.4
Total derivatives not designated as hedges		--		1.1
Total derivatives		$7.5		$1.1

	As of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$7.3	Accounts Payable	$—
Foreign exchange contracts	Other Assets	1.5	Other Liabilities	—
Total derivatives designated as hedges		8.8		—
Derivatives not designated as hedges:
Interest rate contracts	Other Assets	—	Other Liabilities	0.4
Foreign exchange contracts	Accounts Receivable	—	Accounts Payable	0.2
Total derivatives not designated as hedges		—		0.6
Total derivatives		$8.8		$0.6

The following tables provide the effect derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

The Effect of Cash Flow Hedge Derivative Instruments on the Consolidated Income Statement for the Year Ended December 31, 2010
	Change in AOCI Gain/ (Loss)	Location of Gain/(Loss) reclassified from AOCI into Income (Effective Portion)	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain/ (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives designated as hedges:
Foreign exchange contracts	$(0.5)	Net Sales	$8.0	Other Income/ (Expense)	$--

The Effect of Cash Flow Hedge Derivative Instruments on the Consolidated Income Statement for the Year Ended December 31, 2009
	Change in AOCI Gain/ (Loss)	Location of Gain/(Loss) reclassified from AOCI into Income (Effective Portion)	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain/ (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives designated as hedges:
Foreign exchange contracts	$6.8	Net Sales	$3.0	Other Income/ (Expense)	$—

The following table provides the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

For the year ended December 31, 2010
Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives for the Year Ended December 31, 2010
Interest rate contracts	Other Income/(Expense)	$(0.4)
Foreign exchange contracts	Other Income/(Expense)	(0.6)
Total		$(1.0)

For the year ended December 31, 2009
Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives for the Year Ended December 31, 2009
Interest rate contracts	Other Income/(Expense)	$(0.1)
Foreign exchange contracts	Other Income/(Expense)	(0.1)
Total		$(0.2)

Note 13. Accrued Expenses

Accrued expenses consisted of the following ($ in millions):

	December 31,
	2010	2009
Accrued salaries, wages and employee benefits	$35.9	$46.1
Accrued restructuring expenses – continuing operations	10.0	12.1
Accrued restructuring expenses – discontinued operations	9.2	20.9
Accrued business taxes	7.4	6.2
Other accrued expenses	43.1	30.2
Total	$105.6	$115.5

Note 14. Income Taxes

An analysis of the provision (benefit) for income taxes from continuing operations follows ($ in millions):

	For the Years Ended December 31,
	2010	2009	2008
Current income taxes:
U.S. Federal	$7.5	$3.0	$0.6
U.S. State	0.7	0.3	0.1
Foreign	6.2	—	19.7
	14.4	3.3	20.4
Deferred income taxes:
U.S. Federal	6.0	5.3	4.8
U.S. State	0.5	0.6	0.6
Foreign	18.9	16.1	(19.4)
	25.4	22.0	(14.0)
Total	$39.8	$25.3	$6.4

Income from continuing operations before income taxes, noncontrolling interest and income (loss) from equity affiliates included income (loss) of $54.0 million in 2010, $46.3 million in 2009, and $(1.8) million in 2008 from operations outside the United States.

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows ($ in millions):

	For the Years Ended December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rate	$37.8	35.0%	$29.3	35.0%	$9.5	35.0%
Tax benefits of foreign legal structure	(2.0)	(1.9)	(4.2)	(5.0)	(4.2)	(15.5)
Net deferred tax expense from legal entity reorganization	—	—	1.0	1.2	1.2	4.4
France business tax reclassified as income tax	2.1	2.0	—	—	—	—
Adjustments to valuation allowances	1.9	1.8	—	—	—	—
Other foreign taxes, net	0.8	0.7	—	—	0.8	3.0
Other, net	(0.8)	(0.7)	(0.8)	(1.0)	(0.9)	(3.3)
Provision for income taxes	$39.8	36.9%	$25.3	30.2%	$6.4	23.6%

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

Deferred income tax assets (liabilities) were comprised of the following ($ in millions):

	December 31,
	2010	2009
Current deferred income tax assets attributable to:
Inventories	$—	$0.3
Postretirement and other employee benefits	1.9	2.0
Other accrued liabilities	5.0	2.9
Valuation allowances	(0.3)	(0.2)
Other	(0.4)	(2.5)
Net current deferred income tax assets	$6.2	$2.5
Noncurrent deferred income tax assets attributable to:
Operating loss and tax credit carryforwards	$5.1	$23.1
Postretirement and other employee benefits	12.7	11.0
Accumulated depreciation and amortization	(7.9)	(15.6)
Valuation allowances	(4.8)	(4.9)
Other	6.7	3.7
Net noncurrent deferred income tax assets	$11.8	$17.3
Noncurrent deferred income tax liabilities attributable to:
Accumulated depreciation and amortization	$(68.0)	$(58.8)
Operating loss and tax credit carryforwards	51.9	48.3
Valuation allowance	(1.8)	—
Postretirement and other employee benefits	5.9	3.9
Other	(16.9)	(7.6)
Net noncurrent deferred income tax liabilities	$(28.9)	$(14.2)

The net noncurrent deferred income tax assets relate to the U.S., Spanish and Philippine tax jurisdictions and the net noncurrent deferred income tax liabilities relate to the French, Brazilian, Indonesian and Canadian tax jurisdictions. Total deferred income tax assets were $114.3 million and $111.4 million at December 31, 2010 and 2009, respectively. Total deferred income tax liabilities were $125.2 million and $105.8 million at December 31, 2010 and 2009, respectively.

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

The following summarizes the changes in the Company’s NOLs and the related noncurrent deferred income tax asset and valuation allowance for the years ended December 31, 2010, 2009 and 2008 ($ in millions):

	NOLs	Total Asset	Valuation Allowance	Net Asset
Amount at December 31, 2007	$147.9	$50.4	$(3.9)	$46.5
2008 generated, net of utilization	74.0	25.4	(0.4)	25.0
Currency translation effect	(18.4)	(6.5)	0.3	(6.2)
Amount at December 31, 2008	203.5	69.3	(4.0)	65.3
2009 utilized, net of generation	(24.9)	(8.7)	(0.2)	(8.9)
Currency translation effect	14.6	4.9	(0.1)	4.8
Amount at December 31, 2009	$193.2	$65.5	$(4.3)	$61.2
2010 utilized, net of generation	(18.0)	(6.2)	(1.9)	(8.1)
Currency translation effect	(9.6)	(3.3)	0.3	(3.0)
Amount at December 31, 2010	$165.6	$56.0	$(5.9)	$50.1

Under current tax laws, remaining NOLs in France and Brazil carry forward indefinitely, NOLs in the Philippines expire three years subsequent to the year generated and NOLs in Spain expire the later of 15 years subsequent to the year generated or 15 years subsequent to the first year of taxable income in Spain (which was 2000). In 2010, the Company wrote off $0.1 million Philippine deferred tax assets related to NOLs that were not expected to be fully utilized prior to expiration. Of the $165.6 million of NOLs available at December 31, 2010, $11.8 million will expire from 2014 to 2024 if not utilized against taxable income in Spain. Valuation allowances related to NOLs in Spain totaled $11.8 million as of December 31, 2010, fully reserving the related deferred tax asset in Spain. The remaining $153.8 million of NOLs are related to France and Brazil and have no expiration date. Valuation allowances related to NOLs in Brazil totaled $1.8 million partially reserving the deferred tax asset in Brazil. Although realization is not assured, the Company believes it is more likely than not that the net NOL deferred tax asset of $50.1 million, all of which relates to the NOLs in France and Brazil, will be realized. The Company’s assumptions, judgments and estimates relative to the valuation of these net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount and category of future taxable income and tax planning strategies. Actual future operating results and the underlying amount and category of income in future periods could differ from the Company’s current assumptions, judgments and estimates. However, continued or future operating losses, particularly in Brazil and the Company’s paper operations in France, could result in recording a valuation allowance in a future period. If at a future date the Company determines that the weight of the positive evidence is not sufficient to overcome the negative evidence, a valuation allowance against the Company’s deferred tax assets to reduce these net deferred tax assets to an amount we believe will more likely than not be realizable would be recorded in the period such determination is made.

The following table summarizes the deferred income tax assets related to operating loss and tax credit carryforwards and associated valuation allowances as of December 31, 2010 ($ in millions):

	Total Asset	Valuation Allowance	Net Asset
Net operating loss carryforwards	$56.0	$(5.9)	$50.1
U.S. states tax credit carryforwards	1.0	(1.0)	--
	$57.0	$(6.9)	$50.1

In addition to the NOLs above, the Company has certain state credits, primarily for investments in fixed assets in those states at December 31, 2010. Estimated various U.S. state credits totaled $1.0 million as of December 31, 2010, of which the Company has estimated that none of these credits will be realized prior to their expiration and thus have a valuation allowance of $1.0 million at December 31, 2010. Foreign tax credits carryforward 10 years from the date generated. The Company’s U.S. federal AMT credits carry forward indefinitely.

At December 31, 2010, 2009 and 2008, the Company had no significant unrecognized tax benefits related to income taxes.

Note 15. Postretirement and Other Benefits

North American Pension and Postretirement Healthcare and Life Insurance Benefits

The U.S. segment has defined benefit retirement plans that cover substantially all full-time employees. Retirement benefits are based on either a cash balance benefit formula or a final average pay formula for certain employees who were “grandfathered” and retained retirement benefits under the terms of the plan prior to its amendment to include a cash balance benefit formula. For employees under the cash balance formula, the Company annually credits to the employee’s account balance a retirement contribution credit, which is a percentage of the employee’s earnings based on age and years of vesting service in the plan, and an interest credit, based on the average yield for 30-year treasury bills. For employees under the final average pay formula, retirement benefits are based on years of service and generally on the average compensation earned in the highest five of the last 15 years of service. Benefits related to the defined benefit and pension plan were frozen effective December 31, 2008 for Ancram hourly employees and effective December 31, 2007 for Spotswood hourly employees. In 2009, the Company paid $3.3 million to settle its remaining liability and terminate its U.S. supplemental employee retirement plan.

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

U.S. and French Pension and U.S. Other Postretirement Benefit Disclosures

The U.S. pension and OPEB plans and French pension plans accounted for approximately 97% of the Company’s total plan assets and approximately 98% of the Company’s total ABO at December 31, 2010 for the Company and all of its consolidated subsidiaries.

The Company uses a measurement date of December 31 for its pension plans in the United States and France and other postretirement healthcare and life insurance benefit plans in the United States. The funded status of these plans as of December 31, 2010 and 2009 was as follows ($ in millions):

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2010	2009	2010	2009	2010	2009
Change in Projected Benefit Obligation, or PBO:
PBO at beginning of year	$112.8	$108.7	$35.8	$39.9	$12.4	$11.6
Service cost	—	—	0.8	1.2	0.2	0.2
Interest cost	6.3	6.5	1.5	1.9	0.6	0.7
Actuarial (gain) loss	8.1	7.8	5.8	(7.1)	0.4	0.9
Participant contributions	—	—	—	—	1.2	1.3
Curtailment benefit	—	—	(4.2)	—	—	—
Gross benefits paid	(7.5)	(10.2)	(2.6)	(1.3)	(2.0)	(2.3)
Currency translation effect	—	—	(2.7)	1.2	—	—
PBO at end of year	$119.7	$112.8	$34.4	$35.8	$12.8	$12.4
Change in Plan Assets:
Fair value of plan assets at beginning of year	$100.6	$65.9	$20.8	$20.4	$—	$—
Actual return on plan assets	11.0	14.3	0.4	1.2	—	—
Employer contributions	—	30.6	(0.1)	(0.1)	0.8	1.0
Participant contributions	—	—	—	—	1.2	1.3
Gross benefits paid	(7.5)	(10.2)	(2.6)	(1.3)	(2.0)	(2.3)
Currency translation effect	—	—	(1.1)	0.6	—	—
Fair value of plan assets at end of year	$104.1	$100.6	$17.4	$20.8	$—	$—
Funded status at end of year	$(15.6)	$(12.2)	$(17.0)	$(15.0)	$(12.8)	$(12.4)

The PBO and Accumulated Benefit Obligations (ABO) exceeded the fair value of pension plan assets for the Company’s U.S. and French defined benefit pension plans as of December 31, 2010 and 2009, as follows ($ in millions):

	United States		France
	2010	2009	2010	2009
PBO	$119.7	$112.8	$34.4	$35.8
ABO	119.7	112.8	29.8	29.7
Fair value of plan assets	104.1	100.6	17.4	20.8

As of December 31, 2010, the pre-tax amounts in accumulated other comprehensive income that have not been recognized as components of net periodic benefit cost for the U.S. and French pension plans and other postretirement benefit plans in the United States are as follows ($ in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Accumulated loss	$55.6	$13.9	$3.2
Prior service credit	—	(6.3)	(0.5)
Accumulated other comprehensive loss	$55.6	$7.6	$2.7
The amounts in accumulated other comprehensive loss at December 31, 2010, which are expected to be recognized as components of U.S. and French net periodic benefit cost in 2011 are as follows ($ in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Amortization of accumulated loss	$(4.6)	$(0.9)	$(0.3)
Amortization of prior service credit	—	0.3	0.1
Total	$(4.6)	$(0.6)	$(0.2)
Assumptions are used to determine the Company’s benefit obligations. The rate used to discount the Company’s PBO back to a present value is the discount rate. The discount rate fluctuates from year to year based on current market interest rates for high-quality fixed-income investments. The Company also evaluates the expected average duration of its pension obligations in determining its discount rate. An assumed long-term rate of compensation increase is also used to determine the PBO. The weighted average assumptions used to determine benefit obligations as of December 31, 2010 and 2009 were as follows:

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2010	2009	2010	2009	2010	2009
Discount rate	5.25%	5.85%	5.00%	5.00%	5.25%	5.85%
Rate of compensation increase	—	—	2.50%	2.25%	3.50%	3.50%

The U.S. postretirement healthcare plan provides for benefits to be limited to a cost ceiling which has already been reached. Therefore, no increases in the health care cost trend rates are included in the measurement of the plan’s benefit obligation.

The components of net pension and postretirement healthcare and life insurance benefit costs for U.S. employees and net pension benefit costs for French employees for the years ended December 31, 2010, 2009 and 2008 were as follows ($ in millions):

	Pension Benefits						OPEB Benefits
	United States			France			United States
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Service cost	$—	$—	$0.3	$0.8	$1.2	$1.7	$0.2	$0.2	$0.2
Interest cost	6.3	6.5	6.7	1.5	1.9	2.2	0.6	0.7	0.8
Expected return on plan assets	(8.8)	(6.6)	(8.1)	(0.9)	(0.9)	(1.3)	—	—	—
Amortizations and other	3.1	4.0	1.3	0.3	0.9	0.7	—	—	—
Curtailment credit	—	—	—	(2.2)	—	(0.3)	—	—	—
Net periodic benefit cost	$0.6	$3.9	$0.2	$(0.5)	$3.1	$3.0	$0.8	$0.9	$1.0

Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The expected long-term rate of return on plan assets is used to reduce the expected gross periodic cost of the Company’s benefits by that amount expected to be earned on assets of the plan. The expected long-term target rate of return on plan assets is based upon the Company’s projected investment mix of plan assets, the assumption that future returns will be close to the historical long-term rate of return experienced for equity and fixed income securities and a 10 to 15 year investment horizon, so that fluctuations in the interim should be viewed with appropriate perspective. The rate of return assumption is evaluated at least annually and as necessary when the plans’ asset allocation changes. A change in the long-term rate of return assumption of 25 basis points would change the Company’s estimated 2011 U.S. pension expense by approximately $0.3 million and have a nominal effect on French pension expense. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Pension Benefits						OPEB Benefits
	United States			France			United States
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Discount rate	5.85%	6.30%	6.40%	5.00%	5.00%	5.75%	5.85%	6.30%	6.40%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	4.00%	4.75%	4.75%	—	—	—
Rate of compensation increase	—	—	3.50%	2.50%	2.25%	2.25%	3.50%	3.50%	3.50%

The Company’s investment strategy with respect to its U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure the plans’ fiscal health. The Company’s investment strategy with respect to its French pension plan assets is to invest plan assets at a low level of risk. The primary goal of the Company’s pension plans is to maintain the highest probability of assuring future benefit payments to participants while providing growth of capital in real terms. To achieve this goal, the investment philosophy is to protect plan assets from large investment losses, particularly over time, while growing the assets as fast as prudently possible. While there cannot be complete assurance that the objectives will be realized, the Company believes that the likelihood of realizing the objectives are reasonable based upon this investment philosophy. The Company has an investment committee that meets formally on a periodic basis to review the portfolio returns and to determine asset mix targets. The U.S. and French pension plan’s asset target allocation by asset category for 2011 and actual allocation by asset category at December 31, 2010 and 2009 were as follows:

	United States			France
	2011 Target	December 31, 2010	December 31, 2009	2011 Target	December 31, 2010	December 31, 2009
Asset Category
Cash and cash equivalents	—%	2%	13%	5%	16%	15%
Equity securities*	60	53	49	25	17	21
Fixed income securities	20	26	12	65	65	62
Alternative investments**	20	19	26	5	2	2
Total	100%	100%	100%	100%	100%	100%

*
Target allocation for equity securities under the U.S. pension plan only for 2011 includes 15% in international equity securities and 10% in domestic small company equity securities with the balance of the allocation in domestic large company equity securities. None of the Company’s pension plan assets are targeted for investment in SWM stock, except that it is possible that one or more mutual funds held by the plan could hold shares of SWM.

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

The following table sets forth by level, within the fair value hierarchy, the U.S. and French pension plans’ assets at fair value as of December 31, 2010 ($ in millions):

Plan Asset Category	U.S. Total	U.S. Level 1 Quoted Prices in Actives Markets for Identical Assets	U.S. Level 2 Significant Observable Inputs	U.S. Level 3 Significant Unobservable Inputs	France Total	France Level 1 Quoted Prices in Actives Markets for Identical Assets	France Level 2 Significant Observable Inputs
Cash equivalents	$1.5	$1.5	$—	$—	$2.9	$2.9	$—
Equity securities
Domestic Large Cap	25.2	25.2	—	—	2.9	2.9	—
Domestic Small Cap	9.7	9.7	—	—	—	—	—
International	20.7	20.7	—	—	—	—	—
Fixed income securities	26.9	26.9	—	—	11.6	—	11.6
Alternative investments*	20.1	—	—	20.1	—	—	—
Total	$104.1	$84.0	$—	$20.1	$17.4	$5.8	$11.6

The following table sets forth by level, within the fair value hierarchy, the U.S. and French pension plans’ assets at fair value as of December 31, 2009 ($ in millions):

Plan Asset Category	U.S. Total	U.S. Level 1 Quoted Prices in Actives Markets for Identical Assets	U.S. Level 2 Significant Observable Inputs	U.S. Level 3 Significant Unobservable Inputs	France Total	France Level 1 Quoted Prices in Actives Markets for Identical Assets	France Level 2 Significant Observable Inputs
Cash equivalents	$12.8	$12.8	$—	$—	$3.0	$3.0	$—
Equity securities	49.8	49.8	—	—	4.4	4.4	—
Fixed income securities	12.1	4.2	7.9	—	13.4	—	13.4
Alternative investments*	25.9	—	—	25.9	—	—	—
Total	$100.6	$66.8	$7.9	$25.9	$20.8	$7.4	$13.4

*	Alternative investments include ownership interests in shares of registered investment companies.

Values for Level 3 assets may be determined through appraisals and models for illiquid assets. The following table shows the changes in Level 3 asset values ($ in millions):

U.S. Level 3 Asset Reconciliation	U.S. Alternative Investments Total
Beginning balance, January 1, 2009	$21.5
Realized and unrealized gains	4.4
Purchases, sales and settlements	—
Transfers in and or out of Level 3	—
Ending balance, December 31, 2009	25.9
Realized and unrealized gains	1.9
Purchases	1.0
Sales	(0.3)
Transfers in and or out of Level 3	(8.4)
Ending balance, December 31, 2010	$20.1

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

	United States		France
	Pension Benefits	Healthcare and Life Insurance Benefits	Pension Benefits
2011	$7.4	$1.3	$3.4
2012	7.6	1.2	3.9
2013	7.7	1.2	0.4
2014	7.8	1.1	1.9
2015	7.9	1.1	2.4
2016 – 2020	41.3	4.9	16.8

The Company does not expect to contribute during 2011 to its U.S. and French pension plans. The Company expects to pay approximately $1 million during 2011 for its net U.S. postretirement healthcare and life insurance benefits.

Other Foreign Pension Benefits

In Brazil and Indonesia, employees are covered under government-administered programs. In the Philippines, the employee pension benefits are not significant and therefore are not included in the above disclosures.

Other Benefits

We sponsor a qualified defined contribution plan covering substantially all U.S. employees. Under the plan, the Company matches a portion of employee contributions. The Company’s cost under the plan was $1.9 million, $2.0 million and $1.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company provides U.S. executives, certain other key personnel and its directors the opportunity to participate in deferred compensation plans. Participating employees can elect to defer a portion of their salaries and certain other compensation. Participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as deferred stock unit credits. The Company’s liability balance under these deferred compensation plans totaled $7.2 million and $6.6 million at December 31, 2010 and 2009, respectively, which were included on the consolidated balance sheet in other liabilities. In connection with these plans, the Company has a grantor trust into which it has contributed funds toward its future obligations under the various plans (See Note 9, Other Assets). The balance of grantor trust assets totaled $6.2 million and $5.4 million at December 31, 2010 and 2009, respectively, which were included in other assets on the consolidated balance sheet.

In accordance with French law, certain salaried employees in France may accumulate unused regular vacation and supplemental hours of paid leave that can be credited to an individual’s Compte Epargne Temps, or CET. The CET account may grow over an individual’s career and the hours accumulated may be withdrawn upon retirement or under other special circumstances at the individual’s then current rate of pay. The balance of the Company’s liability for this program reflected in the accompanying consolidated balance sheets in other liabilities was $8.1 million and $8.7 million at December 31, 2010 and 2009, respectively.

Note 16. Stockholders’ Equity

Equity Participation Plan

The following table presents stock option activity for the years 2010, 2009 and 2008:

	2010		2009		2008
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	260,773	$29.44	803,635	$26.84	821,085	$26.68
Forfeited	--		(28,500)	19.43	(3,500)	34.00
Exercised	(85,786)	25.11	(514,362)	25.94	(13,950)	15.69
Outstanding at end of year	174,987	31.56	260,773	29.44	803,635	26.84
Options exercisable at year-end	174,987	$31.56	260,773	$29.44	803,635	$26.84

The total intrinsic value of options exercised in 2010, 2009 and 2008 was $3.4 million, $13.7 million and $0.1 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$23.10 to $25.97	9,577	2.2 years	$25.02	9,577	$25.02
$30.17 to $33.55	165,410	3.5	31.94	165,410	31.94
$23.10 to $33.55	174,987	3.4	$31.56	174,987	$31.56

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

As of December 31, 2010, 838,954 restricted shares had been issued under the RSP of which 539,314 shares of issued restricted stock were not yet vested and for which $0.9 million in unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years. The following table presents restricted stock activity for the years 2010, 2009 and 2008:

	2010		2009		2008
	# of Shares	Weighted- Average Fair Value at Date of Grant	# of Shares	Weighted- Average Fair Value at Date of Grant	# of Shares	Weighted- Average Fair Value at Date of Grant
Nonvested restricted shares outstanding at January 1	118,341	$24.68	260,218	$24.43	77,572	$25.88
Granted	453,473	20.13	18,500	20.05	203,965	24.06
Forfeited	--		(5,000)	19.47	(14,319)	23.84
Vested	(32,500)	24.10	(155,377)	23.88	(7,000)	27.83
Nonvested restricted shares outstanding at December 31	539,314	$20.89	118,341	$24.68	260,218	$24.43

Restricted Stock Plan Performance Based Shares

During 2010 and 2009, the Company recognized $7.2 million and $7.6 million, respectively, of compensation expense for 239,373 and 513,220 shares for 2010 and 2009, respectively, of restricted stock awards that were earned under the 2009-2010 award opportunity under the Restricted Stock Plan, with an offsetting credit to additional paid-in capital. The Company recognized $0.1 million of compensation expense during 2008 for 171,852 shares, net of forfeitures, of restricted stock awards that were earned under the 2007 – 2008 award opportunity.

Basic and Diluted Shares Reconciliation

Basic net income per common share is computed based on net income attributable to common shareholders divided by the weighted average number of common shares outstanding. Diluted net income per common share is computed based on net income attributable to common shareholders divided by the weighted average number of common and potential common shares outstanding. Potential common shares during the respective periods are those related to dilutive stock-based compensation, including long-term share-based incentive compensation, stock options outstanding, and directors’ accumulated deferred stock compensation which may be received by the directors in the form of stock or cash. A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net income per share follows ($ in millions, shares in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Numerator (basic and diluted):
Net income attributable to SWM	$65.3	$35.6	$0.7
Less: Dividends paid to participating securities	0.2	0.3	0.1
Less: Undistributed earnings available to participating securities	1.4	--	--
Undistributed and distributed earnings available to common shareholders	$63.7	$35.3	$0.6
Denominator:
Average number of common shares outstanding	17,686.7	15,550.1	15,339.7
Effect of dilutive stock-based compensation	362.7	453.4	32.7
Average number of common and potential common shares outstanding	18,049.4	16,003.5	15,372.4

In 2010, all outstanding options were dilutive and included in the calculation of diluted net income per share. In 2009 and 2008, certain stock options outstanding during the periods presented were not included in the calculations of diluted net income per share because the exercise prices of the options were greater than the average market prices of the Company’s common shares during the respective periods, as summarized below (shares in thousands).

	For the Years Ended December 31,

	2009	2008
Average number of share equivalents not included	368.3	712.2
Weighted-average option price per share	$28.02	$27.08
Expiration date of options	2010 – 2015	2009 – 2015
Options outstanding at year-end not included	—	787.1

Note 17. Commitments and Contingencies

Leases

Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2010 are less than $1 million annually over each of the next five years and none thereafter. Rental expense under operating leases was $4.4 million during 2010, $6.0 million during 2009 and $6.5 million during 2008.

Other Commitments

The French segment has a minimum purchase agreement for wood pulp and other fibers during 2011 of approximately $27 million and $7 million, respectively. The U.S. segment has an agreement to purchase $2.6 million in tobacco stems in 2011. PdM has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $2 million per year through 2014; PdM’s future purchases at this mill are expected to be at levels that exceed such minimum levels under the contract.

The Company enters into certain other immaterial contracts from time to time for the purchase of certain raw materials. The Company also enters into certain contracts for the purchase of equipment and related costs in connection with its ongoing capital projects. At December 31, 2010, the Company had $35.2 million and $3.3 million in commitments for capital projects in the Philippines and Poland, respectively. Management’s decision to suspend construction of the Philippine RTL facility may result in cancelation and other penalties although an estimate of penalties cannot be made currently.

LTRI and PdM have agreements with an energy cogeneration supplier whereby the supplier constructed and operates a cogeneration facility at the mills and supplies steam that is used in the operation of the mills. LTRI and PdM are committed to purchasing minimum annual amounts of steam generated by each of these facilities under the agreements through 2021 and 2020, respectively. These minimum annual commitments together total approximately $4 million to $5 million. LTRI’s and PdM’s current and expected requirements for steam are at levels that exceed the minimum levels under the respective contracts.

Our Brazil segment, or SWM-B, has an agreement for the transmission and distribution of energy through December 31, 2011. The SWM-B contract for the electrical energy supply covers 100% of the mill’s consumption of electrical energy valued at approximately $4 million for 2011. The France segment has contracts for natural gas to be distributed to and consumed at PdM, LTRI and St. Girons. The value of the natural gas and distribution to be provided under these contracts is estimated at approximately $30.2 million in 2011 and $24.7 million in 2012.

The Company has certain other letters of credit, guarantees and surety bonds outstanding at December 31, 2010, which are not material either individually or in the aggregate.

Litigation

Class Action

On March 31, 2010, the City of Pontiac General Employees’ Retirement System, individually and on behalf of all others similarly situated, sued Schweitzer-Mauduit International, Inc., its Chief Executive Officer, Frédéric P. Villoutreix, and its Chief Financial Officer, Peter J. Thompson, in the United States District Court for the Northern District of Georgia for alleged violations of certain sections and rules of the Securities Act of 1934. The plaintiffs’ identified a putative class period covering August 5, 2009 to February 10, 2010.  The primary allegations of the suit contend that the defendants misrepresented the strength of the Company’s competitive position in the U.S. and its ability to withstand European competition, particularly in the area of lower ignition propensity papers. Further, the complaint alleges that the defendants concealed threats to the Company’s relationship with Phillip Morris USA, Inc.  As a consequence of these alleged misrepresentations or omissions, the plaintiffs contend that the Company’s stock price was artificially inflated causing the plaintiffs to be damaged in an unspecified amount.  The court issued an order on August 26, 2010 appointing as co-Lead Plaintiffs the City of Pontiac General Employees' Retirement System and the Western Washington Laborers-Employers Pension Trust.  Robbins Geller Rudman & Dowd was appointed Lead Counsel.  Plaintiffs filed an Amended Consolidated Complaint, which becomes the operative complaint in the case going forward. The matter has been fully briefed by the parties. The Company believes that the allegations are without merit as to all defendants and intends to vigorously defend the matter as to itself and its two officers. The Company has not recorded any liability associated with this matter and believes the outcome of this litigation will not have a material adverse impact on the Company’s financial condition.

Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, a form of value-added tax in Brazil, was assessed to SWM-B in December of 2000. SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS taxes from January 1995 through November 2000, which together with interest and penalties totaled approximately $14 million based on the foreign currency exchange rate at December 31, 2000, collectively the Assessment.

The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. One of the two assessments related in part to tax periods that predated the Company’s acquisition of Pirahy and is covered in part by an indemnification from the sellers of Pirahy, or Assessment 1 (case number 2001.001.115144-5). The second assessment pertains exclusively to periods that SWM-B owned the Pirahy mill, or Assessment 2 (case number 2001.001.064544-6). While SWM-B is primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owner under the indemnification.

SWM-B has contested the Assessment based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers used in the production of books, newspapers and periodicals, or immune papers, and the raw material inputs used to produce immune papers.

Presently, part of the Assessment, for which SWM-B has received favorable lower court rulings, is pending on appeal before the Federal Supreme Court under case number A1588187 and another part of the Assessment, for which SWM-B has primarily received unfavorable lower court rulings, is pending on appeal before the Third Vice Presidency under case no. 2005.134.05319. In January 2010, the State of Rio de Janeiro attempted to execute a tax foreclosure to collect Assessment 2.  In June 2010, the Supreme Court of Brazil granted a writ of prevention that blocks any attempt by the State of Rio de Janeiro from attempting to execute a tax foreclosure against SWM-B on Assessment 2.  As to Assessment 1, there is no ruling in favor of the State of Rio de Janeiro that would allow it to execute a tax foreclosure.

SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. However, since the final resolution involves presentation of the matter to the Supreme Court of Brazil, it is not likely to be finally resolved in the near future. Based on the foreign currency exchange rate at December 31, 2010, the Assessment totaled approximately $34 million as of December 31, 2010, of which approximately $16 million is covered by the above-discussed indemnification. No liability has been recorded in the Company’s consolidated financial statements for the Assessment based on its evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

In February 2004, SWM-B filed suit against the State of Rio de Janeiro in the 11th Court of Public sitting in Rio de Janeiro, case number 2004.001.022063-6, to recover ICMS credits previously reversed in 2000 following receipt of the Assessment. After the Assessment was filed against SWM-B, it changed its procedures and did not utilize ICMS tax credits through the end of production and sale of immune papers during 2001. As a result of having received favorable lower court rulings to the Assessment, SWM-B petitioned the court for permission to offset overpaid ICMS taxes against current tax liabilities. The amount of the claim totals approximately $2 million, based on the foreign currency exchange rate at December 31, 2010. In August 2006, SWM-B filed an interlocutory appeal, which has not yet been ruled upon. As of December 31, 2010, no asset has been recorded for this potential recovery.

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

French Employee Claims for Additional Severances

In connection with the closure of the Malaucène mill, approximately 150 previously severed employees have filed claims for additional severances in the respective labor tribunal, alleging a lack of economic justification for closure of the mill or that the Company did not follow the precise legal requirements around identifying and offering other jobs within the SWM worldwide group.  The Company intends to defend these claims vigorously, however, based on a preliminary evaluation of these claims, it is probable that we will incur additional severances in order to resolve this matter; therefore, in the year ended December 31, 2010, the results of discontinued operations included $2.8 million, of accrued pre-tax expenses associated with these claims.

Indemnification Matters

In connection with its spin-off from Kimberly-Clark in 1995, the Company undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to it that were not identified as excluded liabilities in the related agreements. As of December 31, 2010, there are no claims pending under this indemnification that the Company deems to be material.

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

The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada. For these purposes, the Company incurred total capital expenditures of $0.5 million in 2010, and expects to incur $2 million to $3 million in 2011 and less than $1 million in 2012, of which no material amount is the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce the Company’s ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on its financial condition or results of operations.

As a result of the Company’s 2009 decision to close the Malaucène mill, discussion ensued with local authorities regarding ongoing environmental obligations.  The Company undertook an environmental study of the site in coordination with local authorities.  Based on a preliminary report recently received from that study, the Company concluded that it is probable that it will incur remediation costs and that its best estimate of such costs as of  December 31, 2010 was approximately $1.2 million.  This obligation is partially dependent upon the outcome of additional tests and accessibility of site contaminants.  The Company accrued $1.2 million pre-tax expense in results of discontinued operations in the year ended December 31, 2010 associated with this obligation.

Customer Matters

Beginning in 2009, Philip Morris – USA has included in its payments against invoices for banded papers a notice that it disputes the manner in which the Company has calculated costs for banded cigarette papers under a cost-plus based contract for this product.  Such action is required under the applicable law to preserve Philip Morris-USA’s right to bring a claim to recover the alleged overpayments, which to date Philip Morris-USA has not done.  Currently, the disputed portion of the payments made by Philip Morris-USA is approximately $24.4 million.  The Company believes that it has properly calculated the amount it invoiced and has not recorded any provision for loss associated with this unasserted claim.  The ultimate resolution of this dispute, if unfavorable to the Company, could have a material adverse effect on the Company’s results of operations.

Note 18. Segment Information

General Information

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

Tobacco industry products comprised approximately 93% of the Company’s consolidated net sales in each of the years 2008 through 2010. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

Information about Sales, Profit and Assets

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2, Summary of Significant Accounting Policies). The Company primarily evaluates segment performance and allocates resources based on operating profit (loss) and cash flow.

For purposes of the segment disclosure in the following tables, the term “United States” includes operations in the United States, Canada and Poland. The Canadian operations only produce flax fiber used as a raw material in the U.S. operations. The Polish operation is starting operations for print-banded lower ignition propensity papers for which the technology is owned solely by the U.S. segment. The term “France” includes operations in France, Indonesia and the Philippines. Sales of products between segments are made at market prices and elimination of these sales is referred to in the following tables as intersegment sales. Expense amounts not associated with segments are referred to as unallocated expenses. Assets reported by segment represent assets which are directly used by that segment. Unallocated items and eliminations, net include immaterial balances of the Company’s holding company in Spain.

($ in millions)

	Net Sales
	2010		2009		2008
France	$432.1	58.3%	$434.8	60.4%	$452.0	62.4%
United States	273.0	36.9	250.9	34.9	226.7	31.3
Brazil	86.5	11.7	76.3	10.6	70.5	9.7
Subtotal	791.6	106.9	762.0	105.9	749.2	103.4
Intersegment sales by:
France	(25.1)	(3.3)	(16.6)	(2.3)	(3.5)	(0.5)
United States	(2.7)	(0.4)	(1.8)	(0.3)	(4.9)	(0.7)
Brazil	(23.6)	(3.2)	(24.0)	(3.3)	(16.3)	(2.2)
Subtotal	(51.4)	(6.9)	(42.4)	(5.9)	(24.7)	(3.4)
Consolidated	$740.2	100.0%	$719.6	100.0%	$724.5	100.0%

	Operating Profit (Loss)						Total Assets
	2010		2009		2008		2010		2009
France	$65.5	59.8%	$59.9	67.1%	$40.1	100.5%	$538.6	63.3%	$461.5	58.3%
United States	57.6	52.5	43.4	48.7	19.3	48.4	205.2	24.1	229.8	29.0
Brazil	3.5	3.2	7.4	8.3	(9.7)	(24.3)	106.6	12.6	100.6	12.7
Subtotal	126.6	115.5	110.7	124.1	49.7	124.6	850.4	100.0	791.9	100.0
Unallocated items	(17.0)	(15.5)	(21.5)	(24.1)	(9.8)	(24.6)	—	—	—	—
Consolidated	$109.6	100%	$89.2	100%	$39.9	100%	$850.4	100.0%	$791.9	100.0%

	Capital Spending						Depreciation
	2010		2009		2008		2010		2009		2008
France	$51.4	69.7%	$9.2	60.1%	$25.0	70.8%	$19.0	57.6%	$21.9	59.0%	$17.9	61.0%
United States	20.9	28.4	5.2	34.0	9.0	25.5	10.2	30.9	11.6	31.3	12.4	25.0
Brazil	1.4	1.9	0.9	5.9	1.3	3.7	3.8	11.5	3.6	9.7	7.2	14.0
Consolidated	$73.7	100.0%	$15.3	100.0%	$35.3	100.0%	$33.0	100.0%	$37.1	100.0%	$37.5	100.0%

Information about Geographic Areas

Long-lived assets, excluding deferred income tax assets and certain other deferred charges, were $302.2 million, $103.7 million and $58.1 million in France, the United States and Brazil, respectively, as of December 31, 2010, and $278.7 million, $87.3 million and $55.2 million in France, the United States and Brazil, respectively, as of December 31, 2009. During 2010, capital expenditures for the RTL facility in the Philippines were $39.5 million. Additionally, expenditures for the RTL facility of $12.9 million were still classified in accounts payable and accrued liabilities as of December 31, 2010. As of December 31, 2010, long-lived assets of the RTL Philippines facility were $57.6 million which is included in the France segment.

For purposes of the geographic disclosure in the following table, net sales are attributed to geographic locations based on the location of the Company’s direct customers ($ in millions):

	Net Sales
	2010	2009	2008
Europe and the former Commonwealth of Independent States	$298.8	$298.2	$309.8
United States	218.7	205.6	181.7
Asia/Pacific (including China)	112.7	118.4	138.4
Latin America	64.3	55.2	61.2
Other foreign countries	45.7	42.2	34.1
Consolidated	$740.2	$719.6	$725.2

Note 19. Major Customers

Philip Morris USA Inc., Philip Morris International, and BAT, together with their respective affiliates and designated converters, accounted for 45%, 45% and 39% of the Company’s 2010, 2009 and 2008 consolidated net sales, respectively. The loss of 1 or more such customers, or a significant reduction in 1 or more of these customers’ purchases, could have a material adverse effect on the Company’s results of operations.

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

Philip Morris USA, Phillip Morris International and BAT together with their respective affiliates and designated converters accounted for 23% and 37% of consolidated trade accounts receivable at December 31, 2010 and 2009, respectively.

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

Note 20, Subsequent Events

In January 2011, the Company learned of decreased RTL demand needs of a major customer. As a consequence, management decided to suspend the construction of the RTL facility in the Philippines. An analysis of potential impairment expenses is underway in the first quarter of 2011 and a range of potential impairment, if any, is not known currently.  The carrying value of the assets under construction was $57.6 million as of December 31, 2010. Management is evaluating alternative uses for certain equipment and determining if the projected cash flows of the completed facility, if reinitiated, will be sufficient to recover the projected completion carrying value of the assets. While the range of potential noncash impairment cannot currently be estimated, it could be material.

During February 2011, the Company repurchased 525,000 shares of its common stock for $30.0 million. Also, in January and February 2011, employees participating in the Restricted Stock Plan have surrendered 278,337 shares of restricted stock earned in the performance based restricted stock plan in lieu of individual tax withholdings with a total value of $15.9 million.

Note 21. Supplemental Disclosures

Analysis of Allowances for Doubtful Accounts and Sales Discounts:
($ in millions)

	Balance at Beginning of Year	Charged to Expense	Write-offs and Discounts	Currency Translation	Balance at End of Year
For the Year Ended December 31, 2010
Allowance for doubtful accounts	$1.1	$(0.1)	(0.3)	$--	$0.7
For the Year Ended December 31, 2009
Allowance for doubtful accounts	$0.9	$0.1	$(0.1)	$0.2	$1.1
For the Year Ended December 31, 2008
Allowance for doubtful accounts	$0.6	$0.7	$(0.2)	$(0.2)	$0.9

Supplemental Cash Flow Information
($ in millions)

	For the Years Ended December 31,
	2010	2009	2008
Interest paid	$2.6	$5.6	$10.1
Interest capitalized	0.7	—	0.3
Income taxes paid (refunded)	(8.4)	29.4	23.8

	At December 31,
	2010	2009	2008
Capital spending in accounts payable and accrued liabilities	$18.4	$3.0	$1.9

Note 22. Quarterly Financial Information (Unaudited)

The following tables summarize the Company’s unaudited quarterly financial data for the years ended December 31, 2010 and 2009 ($ in millions, except per share amounts):

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$192.8	$182.6	$182.0	$182.8	$740.2
Gross Profit	53.5	45.3	49.5	48.3	196.6
Restructuring and Impairment Expense	3.6	2.9	0.7	6.2	13.4
Operating Profit	31.0	25.0	30.7	22.9	109.6
Income from continuing operations	19.9	15.7	21.2	14.6	71.4
Loss from discontinued operations	(1.2)	(1.0)	(3.0)	(0.9)	(6.1)
Net Income attributable to SWM	$18.7	$14.7	$18.2	$13.7	$65.3
Net Income Per Share:
Income per share from continuing operations - basic	$1.11	$0.85	$1.16	$0.82	$3.94
Loss per share from discontinued operations - basic	$(0.07)	$(0.05)	$(0.16)	$(0.06)	$(0.34)
Net Income per Share - Basic	$1.04	$0.80	$1.00	$0.76	$3.60

Income per share from continuing operations - diluted	$1.09	$0.83	$1.14	$0.80	$3.86
Loss per share from discontinued operations - diluted	$(0.07)	$(0.05)	$(0.16)	$(0.05)	$(0.33)
Net Income per Share - Diluted	$1.02	$0.78	$0.98	$0.75	$3.53

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$173.4	$176.3	$182.0	$187.9	$719.6
Gross Profit	41.3	46.5	55.0	45.0	187.8
Restructuring and Impairment Expense	--	1.1	18.5	4.3	23.9
Operating Profit	23.7	27.0	19.3	19.2	89.2
Income from continuing operations	14.1	16.9	13.1	15.5	59.6
Loss from discontinued operations	(0.8)	(9.8)	(8.6)	(4.8)	(24.0)
Net Income attributable to SWM	$13.3	$7.1	$4.5	$10.7	$35.6
Net Income Per Share:
Income per share from continuing operations - basic	$0.92	$1.10	$0.85	$0.93	$3.80
Loss per share from discontinued operations - basic	$(0.05)	$(0.64)	$(0.56)	$(0.28)	$(1.53)
Net Income per Share - Basic	$0.87	$0.46	$0.29	$0.65	$2.27

Income per share from continuing operations - diluted	$0.92	$1.09	$0.80	$0.88	$3.69
Loss per share from discontinued operations - diluted	$(0.05)	$(0.64)	$(0.53)	$(0.27)	$(1.49)
Net Income per Share - Diluted	$0.87	$0.45	$0.27	$0.61	$2.20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 25, 2011

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

Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Last year the Chief Executive Officer submitted a Section 12(a) CEO Certification to the NYSE and the Chief Executive Officer and Chief Financial Officer submitted the certification required under Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to the Form 10-K filed on March 8, 2010.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, is designed to provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Schweitzer-Mauduit International, Inc. have been detected. As of December 31, 2010, we had no material weaknesses based on our tests using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included herein.

Item 9B. Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the internal control over financial reporting of Schweitzer-Mauduit International, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Schweitzer-Mauduit International, Inc. and subsidiaries as of and for the year ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 25, 2011

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information concerning our directors is hereby incorporated by reference to our 2011 Proxy Statement. Information with respect to our executive officers is set forth in Part I of this Form 10-K under the caption, “Executive Officers.” Executive officers of Schweitzer-Mauduit are elected to hold office until the next annual meeting of the Board of Directors following the annual meeting of stockholders and until election of successors, subject to removal by the Board. There are no family relationships between any of the directors, or any of our executive officers.

Audit Committee Financial Expert

We have a standing audit committee, or the Audit Committee, in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of Messrs. McCullough (Chairman), Caldabaugh and Rogers. The Board of Directors has determined that Messrs. McCullough, Caldabaugh and Rogers are “independent” as defined by the requirements of the New York Stock Exchange and that each qualifies as an “audit committee financial expert” as defined under Item 407(d)(5)(ii) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of its equity securities to file reports with the Securities and Exchange Commission regarding beneficial ownership of Common Stock and other equity securities of the Corporation. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Information concerning Section 16(a) beneficial ownership reporting is hereby incorporated by reference to our 2011 Proxy Statement.

Code of Conduct

We have adopted a code of conduct, or the Code of Conduct, that applies to all of our directors, officers and U.S. employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Conduct is posted on our web site at www.swmintl.com. Any waivers of, or changes to, the Code of Conduct will be posted on our web site.

Corporate Governance Documents

We make available free of charge on our Internet web site at www.swmintl.com , and in print to any shareholder who requests, our Code of Conduct, Corporate Governance Guidelines, Independence Standards for Directors, Nominating and Corporate Governance Committee Charter, Audit Committee Charter and Compensation Committee Charter. Requests for copies may be directed to the Investor Relations Department at our corporate headquarters.

Item 11. Executive Compensation

The information in the section of the 2011 Proxy Statement captioned “Executive Compensation,” including the item captioned “Comprehensive Compensation Discussion and Analysis,” is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the section of the 2011 Proxy Statement captioned “Stock Ownership” is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the section of the 2011 Proxy Statement captioned “Certain Transactions and Business Relationships” is incorporated in this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information in the section of the 2011 Proxy Statement captioned “Audit Committee Report” is incorporated in this Item 14 by reference.

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

10.12.3
Amended and Restated Addendum to Second Amended and Restated Agreement between Philip Morris Incorporated and Schweitzer-Mauduit International, Inc. for Fine Paper Supply effective as of July 1, 2000† (incorporated by reference to Exhibit 10.12.3 to Form 10-Q for the quarter ended June 30, 2010).

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

14.1	Code of Conduct, as amended November 3, 2009 (incorporated by reference to Exhibit 14.1 to Form 10-Q for the quarter ended September 30, 2009).
*21	Subsidiaries of the Company.
*23	Consent of Independent Registered Public Accounting Firm.
*24	Powers of Attorney.
*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Φ
99.2	Indemnification Agreement (incorporated by reference by Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 2009).

*	Filed herewith.

†	Exhibit has been redacted pursuant to a Confidentiality Request under Rule 24(b)-2 of the Securities Exchange Act of 1934.

Φ	These Section 906 certifications are not being incorporated by reference into the Form 10-K filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
By:
Dated: February 25, 2011		/s/ Frederic P. Villoutreix Frédéric P. Villoutreix Chairman of the Board and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Frederic P. Villoutreix Frédéric P. Villoutreix	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 25, 2011
/s/ Peter J. Thompson Peter J. Thompson	Executive Vice President, Finance and Strategic Planning (principal financial officer)	February 25, 2011
/s/ Mark A. Spears Mark A. Spears	Corporate Controller (principal accounting officer)	February 25, 2011
* Claire L. Arnold	Director	February 25, 2011
* K.C. Caldabaugh	Director	February 25, 2011
* William A. Finn	Director	February 25, 2011
* Robert F. McCullough	Director	February 25, 2011
* John D. Rogers	Director	February 25, 2011
* Anderson D. Warlick	Director	February 25, 2011
*By: /s/ John W. Rumely, Jr. John W. Rumely, Jr. Attorney-In-Fact		February 25, 2011

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Form 10-K filing:

•	“ Banded cigarette paper ” is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.

•	“ Binder ” is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.

•	“ Cigarette paper ” wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.

•
“ Commercial and industrial products ” include lightweight printing and writing papers, coated papers for packaging and labeling applications, business forms, battery separator paper, drinking straw wrap and other specialized papers.

•	“ Flax ” is a cellulose fiber from a flax plant used as a raw material in the production of certain cigarette papers.

•
“ Lower ignition propensity cigarette paper ” includes banded and print banded cigarette paper, both of which contain bands, which increase the likelihood that an unattended cigarette will self-extinguish.

•
“Net debt to adjusted EBITDA rati ” is a financial measurement used in bank covenants where “ Net Debt ” is defined as the current portion of long term debt plus other short term debt plus long term debt less cash and cash equivalents, and

•
“Adjusted EBITDA” is defined as net income excluding extraordinary or one-time items, net income attributable to noncontrolling interest, interest expense, income taxes and depreciation and amortization less amortization of deferred revenue.

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

•	“Return on invested capital” is net income excluding the tax-adjusted effect of restructuring and impairment expense divided by equity.

•	“Tipping paper” joins the filter element to the tobacco-filled column of the cigarette and is both printable and glueable at high speeds.

•	“Wrapper” covers the outside of cigars providing a uniform, finished appearance.