Form 10-Q
period 2011-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2011-05-04
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 17,540,852 shares of common stock, par value $0.10 per share, of the registrant outstanding as of April 28, 2011.

PART I

ITEM 1.  FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
Net Sales	$180.7	$192.8
Cost of products sold	133.5	139.3
Gross Profit	47.2	53.5

Selling expense	5.1	5.2
Research expense	2.0	2.0
General expense	12.7	11.7
Total nonmanufacturing expenses	19.8	18.9

Restructuring and impairment expense	1.0	3.6
Operating Profit	26.4	31.0
Interest expense	—	0.4
Other income (expense), net	0.2	(1.1)
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	26.6	29.5

Provision for income taxes	10.9	10.3
Income from equity affiliates	0.9	0.6
Income from Continuing Operations	16.6	19.8
Loss from Discontinued Operations	(0.4)	(1.2)
Net Income	$16.2	$18.6

Net Income per Share - Basic:
Income per share from continuing operations	$0.93	$1.11
Loss per share from discontinued operations	(0.02)	(0.07)
Net income per share – basic	$0.91	$1.04

Net Income per Share – Diluted:
Income per share from continuing operations	$0.93	$1.09
Loss per share from discontinued operations	(0.2)	(0.07)
Net income per share – diluted	$0.91	$1.02

Cash Dividends Declared Per Share	$0.15	$0.15

Weighted Average Shares Outstanding:
Basic	17,432,800	17,807,800

Diluted	17,537,200	18,164,400

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$77.2	$87.3
Accounts receivable	101.6	98.9
Inventories	124.2	113.8
Income taxes receivable	9.3	0.9
Other current assets	12.9	11.9
Total Current Assets	325.2	312.8

Property, Plant and Equipment, net	464.7	440.8
Deferred Income Tax Benefits	6.8	11.8
Investment in Equity Affiliates	21.5	20.5
Goodwill and Intangible Assets	8.9	8.8
Other Assets	56.4	55.7
Total Assets	$883.5	$850.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current debt	$9.2	$8.7
Accounts payable	59.0	66.4
Accrued expenses	94.1	105.6
Current deferred revenue	3.6	6.0
Total Current Liabilities	165.9	186.7

Long-Term Debt	101.5	43.1
Pension and Other Postretirement Benefits	47.6	46.3
Deferred Income Tax Liabilities	30.1	28.9
Other Liabilities	20.8	21.2
Total Liabilities	365.9	326.2

Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 18,722,450 and 18,721,474 shares issued at March 31, 2011 and December 31, 2010, respectively; 17,540,852 and 18,027,903 shares outstanding at March 31, 2011 and December 31, 2010, respectively	1.9	1.9
Additional paid-in-capital	205.8	208.8
Common stock in treasury, at cost, 1,181,598 and 693,571 shares at March 31, 2011 and December 31, 2010, respectively	(57.3)	(24.4)
Retained earnings	349.9	336.4
Accumulated other comprehensive income, net of tax	17.3	1.5
Total Stockholders’ Equity	517.6	524.2
Total Liabilities and Stockholders’ Equity	$883.5	$850.4

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)
 (dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	18,633,235	$1.9	$205.7	758,350	$(14.0)	$281.9	$6.7	$482.2
Net income for the three months ended March 31, 2010						18.6		18.6
Adjustments to unrealized foreign currency translation,							(10.4)	(10.4)
Changes in fair value of derivative instruments, net of tax							(2.2)	(2.2)
Amortization of postretirement benefit plans’ costs, net of tax							0.6	0.6
Comprehensive income, net of tax								6.6

Dividends declared ($0.15 per share)						(2.7)		(2.7)
Restricted stock issuances, net			(8.6)	(450,473)	8.6			—
Stock-based employee compensation expense			2.1					2.1
Excess tax benefits of stock-based employee compensation			1.0					1.0
Stock issued to directors as compensation	639	—	0.1		—			0.1
Issuance of shares for options exercised	44,701	—	1.1					1.1
Purchases of treasury stock	—	—	—	8,491	(0.6)	—	—	(0.6)
Balance, March 31, 2010	18,678,575	$1.9	$201.4	316,368	$(6.0)	$297.8	$(5.3)	$489.8

Balance, December 31, 2010	18,721,474	$1.9	$208.8	693,571	$(24.4)	$336.4	$1.5	$524.2
Net income for the three months ended March 31, 2011						16.2		16.2
Adjustments to unrealized foreign currency translation,							13.4	13.4
Changes in fair value of derivative instruments, net of tax							1.5	1.5
Amortization of postretirement benefit plans’ costs, net of tax							0.9	0.9
Comprehensive income, net of tax								32.0

Dividends declared ($0.15 per share)						(2.7)		(2.7)
Restricted stock issuances, net			(12.9)	(315,310)	12.9			—
Stock-based employee compensation expense			0.9					0.9
Excess tax benefits of stock-based employee compensation			9.0					9.0
Stock issued to directors as compensation	476	—	—					—
Issuance of shares for options exercised	500	—	—					—
Purchases of treasury stock	—	—	—	803,337	(45.8)	—	—	(45.8)
Balance, March 31, 2011	18,722,450	$1.9	$205.8	1,181,598	$(57.3)	$349.9	$17.3	$517.6

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
Operations
Net income	$16.2	$18.6
Less: Loss from discontinued operations	0.4	1.2
Income from continuing operations	16.6	19.8

Non-cash items included in net income:
Depreciation and amortization	10.7	10.0
Amortization of deferred revenue	(2.4)	(1.8)
Deferred income tax provision	3.9	7.0
Pension and other postretirement benefits	1.4	0.7
Stock-based compensation	0.9	2.1
Income from equity affiliate	(0.9)	(0.6)
Other items	(1.6)	(3.6)
Net changes in operating working capital	(26.5)	5.2
Net cash provided (used) by operating activities of:
- Continuing operations	2.1	38.8
- Discontinued operations	(2.3)	(7.4)
Cash Provided (Used) by Operations	(0.2)	31.4

Investing
Capital spending	(27.7)	(9.9)
Capitalized software costs	(0.8)	(2.7)
Other	2.0	3.1
Cash Used for Investing	(26.5)	(9.5)

Financing
Cash dividends paid to SWM stockholders	(2.7)	(2.7)
Changes in short-term debt	0.2	0.5
Proceeds from issuances of long-term debt	56.1	43.7
Payments on long-term debt	(0.2)	(52.5)
Purchases of treasury stock	(45.8)	(0.6)
Proceeds from exercise of stock options	—	1.1
Excess tax benefits of stock-based awards	9.0	1.0
Cash Provided by (Used in) Financing	16.6	(9.5)

Effect of Exchange Rate Changes on Cash	—	0.6

Increase (Decrease) in Cash and Cash Equivalents	(10.1)	13.0

Cash and Cash Equivalents at beginning of period	87.3	56.9

Cash and Cash Equivalents at end of period	$77.2	$69.9

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. GENERAL

Nature of Business

Schweitzer-Mauduit International, Inc., or the Company, is a multinational diversified producer of premium specialty papers headquartered in the United States of America. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised 94% or more of the Company’s consolidated net sales in each of the three month period ended March 31, 2011 and 2010. The Company’s tobacco-related products include cigarette, plug wrap and base tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes and reconstituted tobacco wrappers and binders for machine-made cigars. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

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

The results of operations for the three month period ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 25, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and wholly-owned, majority-owned and controlled subsidiaries. The Company’s share of the net income of its 50% owned joint venture in China is included in the consolidated statements of income as income from equity affiliates. All significant intercompany balances and transactions have been eliminated.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements which are expected to have a material impact on the Company’s results of operations, financial position, or disclosures.

NOTE 2. DISCONTINUED OPERATIONS

Due to ongoing losses, the Company decided in 2009 to close its Malaucène, France finished tipping paper mill. During 2010, the run off operations at our Malaucène, France mill were completed and, therefore operations at the Malaucène mill are reported as discontinued operations for all periods presented. Consequently, results of the Malaucène mill have been removed from each individual line within the statements of income and the operating activities section of the statements of cash flow. In each case a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts.

In the quarters ended March 31, 2011 and 2010, the results of discontinued operations included $0.3 million and $1.2 million, respectively, of restructuring expense primarily related to expenses for severances and claims from employees for additional severances.

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations ($ in millions):

	March 31, 2011	December 31, 2010
Assets of discontinued operations:
Current assets	$3.7	$3.9
Noncurrent deferred income tax benefits	8.7	8.0
Other assets – assets held for sale	0.3	0.4

Liabilities of discontinued operations:
Current liabilities	11.1	12.2

Summary comparative financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended March 31
	2011	2010
Net sales	$—	$0.2
Restructuring and impairment expense	0.3	1.2
Loss from discontinued operations before income taxes	(0.6)	(1.8)
Income tax benefit	0.2	0.6
Loss from discontinued operations	$(0.4)	$(1.2)

Restructuring liabilities related to discontinued operations were classified within accrued expenses in each of the March 31, 2011 and December 31, 2010 consolidated balance sheets. Changes in the restructuring liabilities during 2011 and 2010 are summarized as follows ($ in millions):

	Three Months Ended	Year Ended
	March 31,	December 31,
	2011	2010
Balance at beginning of year	$9.2	$20.9
Accruals for announced programs	0.3	7.7
Cash payments	(1.8)	(17.8)
Exchange rate impacts	0.5	(1.6)
Balance at end of period	$8.2	$9.2

NOTE 3. NET INCOME PER SHARE

The Company uses the two-class method to calculate earnings per share. The Company has granted restricted stock that contains nonforfeitable rights to dividends on unvested shares. Since these unvested restricted shares are considered participating securities under the two-class method, the Company allocates earnings per share to common stock and participating securities according to dividends declared and participation rights in undistributed earnings.

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

	Three Months Ended
	March 31, 2011	March 31, 2010
Numerator (basic and diluted):
Net income	$16.2	$18.6
Less: Dividends paid to participating securities	—	—
Less: Undistributed earnings available to participating securities	0.3	0.1
Undistributed and distributed earnings available to common shareholders	$15.9	$18.5

Denominator:
Average number of common shares outstanding	17,432.8	17,807.8
Effect of dilutive stock-based compensation	104.4	356.6
Average number of common and potential common shares outstanding	17,537.2	18,164.4

There were no anti-dilutive stock options during the three month periods ended March 31, 2011 or 2010.

NOTE 4. INVENTORIES

The following schedule details inventories by major class ($ in millions):

	March 31, 2011	December 31, 2010
Raw materials	$32.7	$31.7
Work in process	27.0	23.8
Finished goods	43.9	37.1
Supplies and other	20.6	21.2
Total	$124.2	$113.8

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each segment for the three months ended March 31, 2011 were as follows ($ in millions):

	Reconstituted Tobacco	Paper	Total
Goodwill	$5.8	$2.7	$8.5
Accumulated impairment losses	—	(2.7)	(2.7)
Balance as of January 1, 2011	5.8	—	5.8

Foreign currency translation adjustments	0.3	—	0.3

Goodwill	$6.1	$2.7	$8.8
Accumulated impairment losses	—	(2.7)	(2.7)
Balance as of March 31, 2011	$6.1	$—	$6.1

The gross carrying amount and accumulated amortization for amortizable intangible assets consisted of the following ($ in millions):

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Customer-related intangibles (Reconstituted Tobacco Segment)	$10.0	$7.2	$2.8	$10.0	$7.0	$3.0

 *  Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $0.4 million for the three months ended March 31, 2011 and $0.5 million for the three months ended March 31, 2010. The Company’s customer-related intangibles are amortized to expense using the 150% declining balance method over a 6-year life. Estimated amortization expense for the next three fiscal years is as follows (in millions of dollars): 2011—$1.6 million, 2012—$1.2 million, and 2013—$0.2 million.

NOTE 6. RESTRUCTURING ACTIVITIES

The Company incurred cash-related restructuring expenses of $1.0 million and $3.6 million in the three month periods ended March 31, 2011 and 2010, respectively, in connection with previously announced restructuring activities.  In the Paper segment, rationalization of base paper manufacturing footprint included restructuring actions to close the Lee Mills facilities in Lee, Massachusetts in 2008, workforce reductions and shutting down a paper machine in Spotswood, New Jersey in 2009, workforce reductions and a small machine impairment in Quimperle, France in 2009 and a workforce reduction in Brazil in 2010.

In the Reconstituted Tobacco segment, restructuring actions included workforce reductions in Spay, France in 2009 and workforce reductions and suspending construction of the RTL facility in the Philippines in 2011. In January 2011, the Company learned of decreased RTL needs of a major customer. As a consequence, management decided to suspend the construction of the RTL facility in the Philippines. During the first quarter, the Company analyzed potential impairment of the assets under construction in the Philippines which had a carrying value of $69.9 million as of March 31, 2011. The Company’s evaluation used probability-weighted projected cash flows of reasonably likely scenarios including reinitiating the project, alternative uses for certain equipment and property appraisals. The analysis indicated no impairment as of March 31, 2011.

Restructuring liabilities were classified within accrued expenses in each of the consolidated balance sheets as of March 31, 2011 and December 31, 2010. Changes in the restructuring liabilities during the three month period ended March 31, 2011 and the year ended December 31, 2010 are summarized as follows ($ in millions):

	Three Months Ended	Year Ended
	March 31,	December 31,
	2011	2010
Balance at beginning of year	$10.0	$12.1
Accruals for announced programs	1.0	10.2
Cash payments	(4.6)	(11.2)
Exchange rate impacts	0.4	(1.1)
Balance at end of period	$6.8	$10.0

NOTE 7. DEBT

Total debt is summarized in the following table ($ in millions):

	March 31,	December 31,
	2011	2010
Credit Agreement
U. S. Revolver	$56.0	$—
Euro Revolver	35.4	33.5
French Employee Profit Sharing	11.7	11.2
Bank Overdrafts	5.8	6.6
Other	1.8	0.5
Total Debt	110.7	51.8
Less: Current debt	(9.2)	(8.7)
Long-Term Debt	$101.5	$43.1

Credit Agreement

The Company’s Credit Agreement provides for maximum borrowings of $95 million under its U.S. dollar revolving credit facility, or U.S. Revolver, and 80 million euros under its euro revolving credit facility, or Euro Revolver. Borrowings under the U.S. Revolver increased to $56.0 million as of March 31, 2011 from zero at December 31, 2010. Contractual availability under the U.S. Revolver decreased to $39.0 million as of March 31, 2011 from $95.0 million as of December 31, 2010. Borrowings under the Euro Revolver increased to $35.4 million, or 25.0 million euro, from $33.5 million, or 25.0 million euro, as of December 31, 2010. Contractual availability under the Euro Revolver remained at 55.0 million euros, as of March 31, 2011; however, due to currency rate difference the U.S. dollar equivalent increased to $78.0 million at March 31, 2011 from $73.6 million at December 31, 2010.

As of March 31, 2011, the applicable interest rate on the U.S. Revolver was 0.6%. At March 31, 2011 and December 31, 2010, the applicable interest rate on the Euro Revolver was 1.3% and 1.1%, respectively.

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0. Under the Credit Agreement, interest rates are at market rates, based on the London Interbank Offered Rate, or LIBOR, for U.S. dollar borrowings and the Euro Interbank Offered Rate, or EURIBOR, for euro borrowings, plus an applicable margin that varies from 0.35% to 0.75% per annum depending on the Net Debt to Adjusted EBITDA Ratio, as defined in the Credit Agreement. The Company was in compliance with its financial covenants at March 31, 2011. The Company incurs commitment fees at an annual rate of either 0.30% or 0.35% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to Adjusted EBITDA Ratio as defined in the Credit Agreement. The Company also incurs utilization fees of 0.025% per annum when outstanding borrowings exceed 50% of the total credit facility.

French Employee Profit Sharing

At March 31, 2011 and December 31, 2010, debt of $11.7 million and $11.2 million, respectively, consists of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election to invest the profit sharing amounts from the most recent year in a financial institution or to invest the funds with their respective employer. To the extent the funds are invested with the Company, these amounts bear interest at the 5-year treasury note rate in France, 3.60% at March 31, 2011 and December 31, 2010, and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

Bank Overdrafts and Other

The Company had bank overdraft facilities of $35.4 million and $33.8 million as of March 31, 2011 and December 31, 2010, respectively, of which $29.6 million and $27.2 million was available at March 31, 2011 and December 31, 2010, respectively.

Other debt consists of non-interest bearing instruments with deferred capital repayment from governmental and commercial institutions primarily related to environmental capital improvements.

Interest Expense and Rate Swap Agreements

The Company capitalized $0.4 million of interest expense in the three months ended March 31, 2011 due to the ongoing construction of a RTL facility in the Philippines.

The Company maintains interest rate swap agreements on portions of its long-term debt. As a result, as of March 31, 2011, the LIBOR rates on $33.0 million of the Company’s variable-rate long-term debt were fixed at 2.1% through March 2012. The impact of the swap agreements on the consolidated financial statements was not material for the three months ended March 31, 2011 and 2010. See Note 8. Derivatives for more information.

Fair Value of Debt

At March 31, 2011 and December 31, 2010, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts since the interest rates were variable and based on current market indices.

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

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at March 31, 2011 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$3.9	Accounts Payable	$—
Foreign exchange contracts	Property, Plant & Equipment	(0.4)	Other Liabilities	—
Foreign exchange contracts	Other Assets	4.3
Total derivatives designated as hedges		7.8		—

Derivatives not designated as hedges:
Interest rate contracts	Other Assets	—	Other Liabilities	0.6
Foreign exchange contracts	Accounts Receivable		Accounts Payable	0.1
Total derivatives not designated as hedges		—
Total derivatives		$7.8		$0.7

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2010 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$4.2	Accounts Payable	$—
Foreign exchange contracts	Property, Plant & Equipment	(0.3)	Other Liabilities	—
Foreign exchange contracts	Other Assets	3.6
Total derivatives designated as hedges		7.5		—

Derivatives not designated as hedges:
Interest rate contracts	Other Assets	—	Other Liabilities	0.7
Foreign exchange contracts	Accounts Receivable	—	Accounts Payable	0.4
Total derivatives not designated as hedges		—		1.1
Total derivatives		$7.5		$1.1

The following tables provide the effect derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

The Effect of Cash Flow Hedge Derivative Instruments on the Consolidated Statement of Income for the Three Months Ended March 31, 2011

	Change in AOCI Gain / (Loss)	Location of Gain /(Loss) reclassified from AOCI into Income (Effective Portion)	Gain /(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain / (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain / (Loss) Recognized in Income (Ineffective Portion and Amount excluded from Effectiveness Testing)
Derivatives designated as hedges:
Three Months Ended:
Foreign exchange contracts	$1.5	Net Sales	$1.4	Other Income/ (Expense)	$—

The Effect of Cash Flow Hedge Derivative Instruments on the Consolidated Statement of Income for the Three Months Ended March 31, 2010

	Change in AOCI Gain / (Loss)	Location of Gain /(Loss) reclassified from AOCI into Income (Effective Portion)	Gain /(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain / (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain / (Loss) Recognized in Income (Ineffective Portion and Amount excluded from Effectiveness Testing)
Derivatives designated as hedges:
Three Months Ended
Foreign exchange contracts	$(2.2)	Net Sales	$1.7	Other Income/ (Expense)	$—

 The following table provides the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives not designated as hedging instruments	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives for the Three Months Ended
		March 31, 2011		March 31, 2010
Interest rate contracts	Other Income / Expense	$0.1		$(0.3)
Foreign exchange contracts	Other Income / Expense	(1.2.	)	—
Total		$(1.1)		$(0.3)

NOTE 9. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various legal proceedings and disputes (see Note 17, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010). Except as noted below, there have been no material developments to these matters during 2011.

Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, a form of value-added tax in Brazil, was assessed to our Brazilian subsidiary, SWM-B, in December of 2000. SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS taxes from January 1995 through November 2000, collectively the Assessment.

The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. One of the two assessments related in part to tax periods that predated our acquisition of Pirahy and is covered in part by an indemnification from the sellers of Pirahy, or Assessment 1 (case number 2001.001.115144-5). The second assessment pertains exclusively to periods that SWM-B owned the Pirahy mill, or Assessment 2 (case number 2001.001.064544-6). While SWM-B is primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owner under the indemnification.

SWM-B has contested the Assessment based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers used in the production of books, newspapers and periodicals, or immune papers, and the raw material inputs used to produce immune papers.

Both assessments are presently on appeal before the Federal Supreme Court, which is the last step in the full adjudication of these assessments.  No docket entry has been made yet regarding argument on either assessment.  SWM-B continues to vigorously contest the Assessments and believes that the Assessments will ultimately be resolved in its favor. That resolution could occur within the next 18 months. Based on the foreign currency exchange rate at March 31, 2011, the Assessment totaled approximately $36 million, of which approximately $17 million is covered by the above-discussed indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation that SWM-B is more likely than not to prevail in its challenge of the Assessment under the facts and law as presently understood.

Environmental Matters

The Company’s operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of the Company’s operations exposes it to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. While the Company has incurred in the past several years, and will continue to incur capital and operating expenditures in order to comply with environmental laws and regulations, it believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation and monitoring of certain hazardous waste disposal sites, or as a result of environmental remediation associated with any of its plant closures, will not have a material adverse effect on its financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or future claims for remediation of contamination of sites presently or previously owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on its financial condition or results of operations.

Other

In Brazil, we are currently generating more value-added tax credits than we utilize. As of March 31, 2011, these credits totaled $16.1 million and are classified in other assets in the consolidated balance sheet. We have applied on behalf of the paper industry in the State of Rio de Janeiro for a special government action to enable more rapid utilization of these credits. We expect approval and, if successful, this and other actions should allow our Brazilian operation to utilize more credits than it generates on an annual basis. These credits do not expire; however, if the actions are not successful, we may record an allowance for a significant portion of the balance.

Beginning in 2009 and through December 2010, Philip Morris – USA included in its payments against invoices for banded papers a notice that it disputes the manner in which the Company has calculated costs for banded cigarette papers under a cost-plus based contract for this product. Such action is required under the applicable law to preserve Philip Morris-USA’s right to bring a claim to recover the alleged overpayments, which to date Philip Morris-USA has not done. Currently, the disputed portion of the payments made by Philip Morris-USA is approximately $24.4 million. The Company believes that it has properly calculated the amount it invoiced and has not recorded any provision for loss associated with this unasserted claim. The ultimate resolution of this dispute, if unfavorable to the Company, could have a material adverse effect on the Company’s results of operations.

NOTE 10. POSTRETIREMENT AND OTHER BENEFITS

The Company sponsors pension benefits in the United States, France, the Philippines and Canada and postretirement healthcare and life insurance, or OPEB, benefits in the United States and Canada. The Company’s Canadian and Philippines pension and OPEB benefits are not material and therefore are not included in the following disclosures.

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three month periods ended March 31, 2011 and 2010 were as follows ($ in millions):

	Three Months Ended March 31
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$0.2	$0.2	$—	$—
Interest cost	1.5	1.6	0.4	0.3	0.2	0.2
Expected return on plan assets	(1.9)	(2.2)	(0.1)	(0.2)	—	—
Amortizations and other	1.1	0.8	0.2	0.1	—	—
Net periodic benefit cost	$0.7	$0.2	$0.7	$0.4	$0.2	$0.2

During the full-year 2011, the Company expects to recognize approximately $4.8 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $0.9 million for its French pension plans.

The Company made no contributions to its pension plans during the three months ended March 31, 2011. The Company paid $0.2 million during the three month period ended March 31, 2011 for its U.S. OPEB benefits and expects to pay a total of approximately $1 million during the full-year 2011 for such benefits.

NOTE 11. INCOME TAXES

Income from continuing operations before income taxes was $26.6 million for the three month period ended March 31, 2011, and $29.5 million for the three months ended March 31, 2010.

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision (benefit) for income taxes is as follows ($ in millions):

	Three Months Ended
	March 31, 2011		March 31, 2010
Tax provision at U.S. statutory rate	$9.3	35.0%	$10.3	35.0%

Tax benefits of foreign legal structure	(0.6)	(2.3)	(0.5)	(1.7)
Other foreign taxes, net	2.1	7.9	0.6	2.0
Other, net.	0.1	0.4	(0.1)	(0.3)
Provision for income taxes	$10.9	41.0%	$10.3	35.0%

Tax benefits of foreign legal structure result from net foreign tax deductions from the restructuring of the Company’s foreign operations in 2003. The proportionate effect of this item on the overall effective income tax rate decreases as earnings increase.

At March 31, 2011 and December 31, 2010, the Company had no significant unrecognized tax benefits related to income taxes. The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement. There were no material income tax penalties or interest accrued during either of the three month periods ended March 31, 2011 or 2010.

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2006.

NOTE 12. SEGMENT INFORMATION

Effective during the first quarter of 2011, the Company realigned its management structure to evaluate its business based on product lines in addition to geographies. The realignment resulted in an external reporting segment change to product line from geographies. The Company’s two operating product line segments are also the Company’s reportable segments: Paper and Reconstituted Tobacco. The Paper segment primarily produces Cigarette Papers such as cigarette, including LIP papers, plug wrap and base tipping papers used to wrap various parts of a cigarette for sale to cigarette manufacturers. The Paper segment also includes commercial and industrial products such as lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter paper and other specialized papers. These non-tobacco industry products are generally sold directly to converters and other end-users or brokers. The Reconstituted Tobacco segment produces reconstituted tobacco leaf, or RTL, and wrapper and binder products for sale to cigarette and cigar manufacturers.

The accounting policies of these segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses. Certain of the Company’s assets are used in the production of both segments’ products. Consequently, product line asset information has not been used in segment performance measures.

Net Sales
($ in millions)
	Three Months Ended
	March 31, 2011		March 31, 2010
Paper	$125.1	69.2%	$131.1	68.0%
Reconstituted Tobacco	55.6	30.8	61.7	32.0
Total Consolidated	$180.7	100.0%	$192.8	100.0%

Operating Profit
($ in millions)
	Three Months Ended
	March 31, 2011		March 31, 2010
Paper	$10.2	38.6%	$9.2	29.7%
Reconstituted Tobacco	20.0	75.8	25.9	83.5
Unallocated	(3.8)	(14.4)	(4.1)	(13.2)
Total Consolidated	$26.4	100.0%	$31.0	100.0%

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations, current financial position and cash flows. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2010. Effective during the first quarter of 2011, the Company realigned its management structure to evaluate its business based on product lines in addition to geographies. The realignment resulted in an external reporting segment change to product line from geographies. The Company’s two operating product line segments are also the Company’s reportable segments: Paper and Reconstituted Tobacco.

The discussion of our results of operations and financial position includes various forward-looking statements about our markets, the demand for our products and our future results. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to our business and our company, you should read the section entitled “Factors That May Affect Future Results” included in our Annual Report on Form 10-K for the year ended December 31, 2010.  Unless the context indicates otherwise, references to “we,” “us,” “our,” or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

Executive Summary
($ in millions, except per share amounts)

	Three Months Ended
	March 31, 2011		March 31, 2010
Net sales	$180.7	100.0%	$192.8	100.0%
Gross profit	47.2	26.1	53.5	27.7
Restructuring & impairment expense	1.0	0.5	3.6	1.9
Operating profit	26.4	14.6	31.0	16.1
Interest expense	—	—	0.4	0.2
Income from continuing operations	16.6	9.2	19.8	10.2
Loss from discontinued operations	(0.4)	(0.2)	(1.2)	(0.6)
Net income	16.2	9.0%	18.6	9.6%
Diluted earnings per share from continuing operations	$0.93		$1.09
Diluted earnings per share	$0.91		$1.02
Cash provided by (used in) operations	$(0.2)		$31.4
Capital spending	$27.7		$9.9

First Quarter Highlights

Net sales were $180.7 million in the three months ended March 31, 2011, a decrease from $192.8 in the prior-year quarter. Net sales decreased $12.1 million due to changes in sales volumes of certain products, an unfavorable mix of products sold and foreign currency exchange rate impacts.

Gross profit was $47.2 million in the three months ended March 31, 2011, a decrease of $6.3 million from the prior-year quarter. The gross profit margin of 26.1% decreased from 27.7% in the prior-year quarter. Restructuring and impairment expenses were $1.0 million and $3.6 million for the three month periods ended March 31, 2011 and 2010, respectively. Operating profit was $26.4 million in the three month period ended March 31, 2011 versus $31.0 million in the prior-year quarter. The lower gross profit was primarily due to $6.2 million in higher inflationary costs primarily from $2.7 million in higher wood pulp costs and $2.2 in higher energy costs, $2.0 million from unfavorable foreign currency translation impacts and $1.3 million in European LIP start-up costs. Partially offsetting these unfavorable impacts were $4.0 million in manufacturing cost reductions primarily from the benefits of cost savings programs and lean manufacturing initiatives and $2.6 million in lower restructuring expense.

The loss from discontinued operations, which was associated with the closure of the Malaucène, France finished tipping paper facility, declined by $0.8 million during the third quarter compared to the prior year. SWM net income and diluted net income per share were unfavorable versus the prior-year by $2.4 million and $0.11 per share, respectively.

Capital spending was $27.7 million and $9.9 million during the three months ended March 31, 2011 and 2010, respectively. The capital spending in 2011 was primarily due to construction and equipment spending for the RTL production facility which is being brought to a state of suspension. In 2010, the capital spending was primarily due to establishing LIP production capability in the European Union, or EU, and the construction of the RTL mill in the Philippines.

Recent Developments

With the expected advent of the LIP requirements in the European Union in 2011, we are poised to further strengthen our market position in this premium application and improve the margin profile of our Paper segment. During the first quarter, we received our first commercial orders and began start-up operations at our new LIP facility in Poland.

In light of increased volatility and a developing oversupply condition within the leaf tobacco sector, in January 2011, we announced changes to our Asian reconstituted tobacco strategy including the suspension of the greenfield reconstituted tobacco leaf, or RTL, facility in the Philippines. An analysis of potential impairment expense was conducted during the first quarter of 2011 of the assets under construction in the Philippines which had a carrying value of $69.9 million as of March 31, 2011. The Company’s evaluation used probability-weighted projected cash flows of reasonably likely scenarios including reinitiating the project, alternative uses for certain equipment and property appraisals. The analysis indicated no impairment as of March 31, 2011.

Administrative and Court Proceedings Relating to Papers for Lower Ignition Propensity Cigarettes

In December 2009, Miquel y Costas S.A., Delfort Group AG,  and Societe Papeterie Leman SAS  filed Notices of Opposition to the European Patent Office’s, or EPO, grant of  European Patent  EP 1482815.  The oppositions filed by Societe Papeterie Leman and Delfort Group contend that the claim language regarding the film-forming material to have a certain viscosity was not sufficiently described, that the claims were not patentable due to a prior art reference, a reference that was disclosed by SWM to the examiner and cited by him in granting the patent, and lack of inventive step.  Societe Papeterie Leman further alleged that claim 1 is not sufficiently definite and is therefore invalid.  Miquel y Costas claims that the patent lacks novelty as to the film-former gum Arabic, that claim 1 of the patent lacks sufficient disclosure and that claim 1 also lacks novelty.  The Company will continue to defend the grant of this patent by taking necessary actions including responding to further submissions by the opponents.   Once the EPO considers that all positions have been fully briefed, it may hold a hearing to assist it in reaching a final conclusion on the oppositions.  There is no mandated timetable by which the EPO must reach a decision.  The outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution.  The patent remains in effect and fully enforceable while the opposition proceedings are pending.

On November 12, 2010, the EPO issued a Notice of Decision to Grant SWM European Patent No. 1333729.  On December 8, 2010, Julius Glatz GmbH filed a Notice of Opposition to the grant of this patent.  From the patent issuance date, other parties have nine months in which to file opposition notices and we do not anticipate the EPO will open an opposition proceeding until that deadline has expired. The Company believes that the EPO properly granted the patent and it intends to defend the patent should an opposition proceeding be opened.

The Company filed an infringement action on February 8, 2010 in the United States District Court for South Carolina, Charleston Division, against multiple defendants alleging infringement of the Company’s United States Patent Number 6,725,867 and a First Amended Complaint on June 1, 2010 which added claims of alleged infringement under United States Patent Number 5,878,753 and further specifies products we believe violate our patents. Adversarial proceedings present uncertainties and risks, which could include invalidation of the patent in dispute, a change in the scope of the patent claims, or an adverse determination on the question of infringement, among others. As was their right under the applicable statute, the defendants requested and the court granted a motion staying this civil action until completion of the International Trade Commission, or ITC, proceedings. The civil action may be restarted once the ITC action is concluded. We believe the outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution.

On December 17, 2010, the Company filed a complaint with the ITC against multiple respondents, including Julius Glatz, Delfort Group, Astra Tobacco and LipTEC based on their unlawful importation into the United States, the sale for importation, and the sale within the United States after importation of certain paper wrappers used in manufacture of reduced ignition proclivity cigarettes and products that infringe,  are made or produced under, or by means of, a process covered by, one or more of claims 36, 43, and 45 of United States Patent No. 6,725,867 and claims 1-6, 10-18, and 22-25 of United States Patent No. 5,878,753. We amended our complaint to add new respondents including Dosal Tobacco Corp.; Farmer’s Tobacco Co.; S M Brands, Inc.; Tantus Tobacco LLC; KenX Worldwide, LLC; Dr. Franz Fuerstein GmbH and Paperfabrik Wattens GmbH Co. KG.  Upon further investigation and discovery, SWM may identify additional accused products, parties and/or seek to assert additional claims. Our complaint requests the ITC to issue an exclusion order and cease and desist order. The ITC opened an investigation in January 2011, and issued a scheduling order that provides for a hearing October 27, 2011 through November 4, 2011. A decision by the Administrative Law Judge is due on January 27, 2012 and the Target Date for the Commission’s decision is May 29, 2012.  During this process, we anticipate that there will be numerous motions, orders and other procedural matters decided that are the normal course of an adversarial process.  Absent any of these events having a material impact on the likely outcome of the proceeding, we would not expect to comment on such matters publicly. The outcome of this action will not impact the Company’s right to produce and sell its flagship Alginex® papers for LIP cigarettes.

Delfort Group has requested re-examinations by the U.S. Patent and Trademark Office, USPTO, of two our patents: U.S. Patent No. 6,725,867 and U.S. Patent No. 5,878,753. After a number of initial rejections, the USPTO has opened an interpartes re-examination of Patent No. 6,725,867 and an ex-parte re-examination of Patent No. 5,878,753.  The USPTO issued an initial office action regarding Patent No. 6,725, 867 on March 17, 2011 that confirmed certain claims and that rejected other claims.  The Company now has until May 17, 2011 to respond to the USPTO’s initial office action. Thereafter, Delfort will have 30 days to reply to the Company’s response. Once this cycle is complete, the timing of the next office action is at the discretion of the USPTO.  There can be additional preliminary office actions or a final office action.  The patent remains valid and enforceable during the pendency of the re-examination process unless and until a final order of cancellation is issued, which may then be appealed to the Patent Board at the USPTO and thereafter to the U.S. Federal Circuit.  No office action has yet been issued in the re-examination of Patent No. 5,878,753.

Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010

	Three Months Ended				Consolidated Sales
Net Sales (dollars in millions)	March 31, 2011	March 31, 2010	Change	Percent Change	Volume Change

Paper	$125.1	$131.1	$(6.0)	(4.6)%	(6.1)%
Reconstituted Tobacco	55.6	61.7	(6.1)	(9.9)	(10.0)
Total	$180.7	$192.8	$(12.1)	(6.3)%	(7.7)%

Net sales were $180.7 million in the three month period ended March 31, 2011 compared with $192.8 million in the prior-year quarter.  The decrease in net sales consisted of the following ($ in millions):
	Amount	Percent
Changes in product mix and selling prices	$(4.9)	(2.6)%
Changes due to volume	(4.5)	(2.3)
Changes in currency exchange rates	(2.7)	(1.4)
Total	$(12.1)	(6.3)%

●	A sales mix which included a higher proportion of lower-priced Paper products had an unfavorable impact of $4.9 million, or 2.6%, on net sales.

●	Unit sales volumes decreased by 7.7% in the three month period ended March 31, 2011 versus the prior-year quarter. The decline in overall volumes negatively impacted net sales by $4.5 million.

o
Sales volumes for the Paper segment decreased by 6.1%. Sales volume for traditional paper products declined in certain markets partially offset by an 8.0% increase in LIP paper sales volume. The dollar impact of increased LIP volumes more than offset the dollar impact of decline in traditional paper volume.

o	Sales volumes in the Reconstituted Tobacco segment decreased by 10.0% primarily due to the decreased demand for reconstituted tobacco leaf, or RTL, products.

●
Changes in currency exchange rates had an unfavorable impact on net sales of $2.7 million, or 1.4%, in the three month period ended March 31, 2011 and primarily reflected the impact of changes in the value of the euro compared with the U.S. dollar in the first quarter of 2011 versus the prior-year quarter.

Paper segment net sales of $125.1 million in the three month period ended March 31, 2011 decreased by $6.0 million, or 4.6%, versus $131.1 million in the prior-year quarter.  The decrease in net sales was primarily the result of $5.4 million impact of lower prices primarily reflecting an unfavorable mix of products sold and $1.2 million unfavorable foreign exchange impacts mostly due to changes in the value of the euro compared to the U.S. dollar in the first quarter of 2011 versus the prior-year quarter.

Reconstituted Tobacco segment net sales of $55.6 million in the three month period ended March 31, 2011 decreased by $6.1 million, or 9.9%, compared with $61.7 million in the prior-year quarter.  The decrease in net sales of the Reconstituted Tobacco segment resulted from $5.1 million in lower sales volumes and $1.5 million in unfavorable foreign currency impact of changes in the value of the euro versus the U.S. dollar. These negatives were only partially offset by a $0.5 million impact of a favorable mix of products sold.

Gross Profit
(dollars in  millions)
	Three Months Ended
	March 31, 2011	March 31, 2010	Change	Percent Change	Percent of Net Sales
					2011	2010
Net Sales	$180.7	$192.8	$(12.1)	(6.3)%	100.0%	100.0%

Cost of products sold	133.5	139.3	(5.8)	(4.2)	73.9	72.3
Gross Profit	$47.2	$53.5	$(6.3)	(11.8)%	26.1%	27.7%

Inflationary cost increases, primarily related to higher per ton wood pulp prices and energy, had an unfavorable impact on operating expenses of $6.2 million during the three month period ended March 31, 2010 compared with the prior-year quarter.  The average per ton list price of northern bleached softwood kraft pulp in the United States was $970 per metric ton during the three month period ended March 31, 2011 compared with $880 per metric ton during the prior-year quarter. Other unfavorable impacts included $2.0 million from unfavorable foreign currency exchange impacts primarily from a stronger Brazilian real compared to the U.S. dollar in the first quarter of 2011 versus the prior-year quarter and a $1.9 million impact of an un favorable mix of products sold.

The negative gross profit impacts were partially offset by $2.8 million from the Company’s cost savings and lean manufacturing initiatives and $2.6 million in reduced restructuring expenses.

Nonmanufacturing Expenses
(dollars in millions)
	Three Months Ended
	March 31, 2011	March 31, 2010	Change	Percent Change	Percent of Net Sales
					2011	2010
Selling expense	$5.1	$5.2	$(0.1)	(1.9)%	2.8%	2.7%
Research expense	2.0	2.0	—	—	1.1	1.0
General expense	12.7	11.7	1.0	8.5	7.0	6.1
Nonmanufacturing expenses	$19.8	$18.9	$0.9	4.8%	11.0%	9.8%

Nonmanufacturing expenses increased by $0.9 million, or 4.8%, to $19.8 million from $18.9 million in the prior-year quarter, primarily due to legal expenses to defend SWM LIP patents.

Restructuring and Impairment Expense

Total restructuring and impairment expense of $1.0 million was recognized during the three month period ended March 31, 2011 related to costs to suspend construction of the RTL facility in the Philippines and employee severance expenses in France.  Total restructuring and impairment expense of $3.6 million was recognized during the prior-year quarter which was primarily due to severance expenses in France.

Operating Profit
($ in millions)
	Three Months Ended			Return on Net
	March 31,	March 31,		Sales
	2011	2010	Change	2011	2010
Paper	$10.2	$9.2	$1.0	8.2%	7.0%
Reconstituted Tobacco	20.0	25.9	(5.9)	36.0	42.0
Unallocated expenses	(3.8)	(4.1)	0.3
Total	$26.4	$31.0	$(4.6)	14.6%	16.1%

Operating profit was $26.4 million in the three month period ended March 31, 2011 compared with $31.0 million during the prior-year quarter.

The Paper segment’s operating profit was $10.2 million in the three month period ended March 31, 2011, an increase of $1.0 million from the prior-year quarter.  The increase was primarily due to:

●	$3.4 million in lower restructuring expenses

●	$3.1 million sales volume impact of high-value products despite lower volumes

●	$2.7 million in benefits from cost saving and lean manufacturing initiatives

●
These positive factors were mostly offset by $4.9 million in higher inflationary costs, primarily from wood pulp and energy, $1.9 million unfavorable impacts of lower selling prices and product mix and $1.4 million unfavorable foreign currency impacts.

The Reconstituted Tobacco segment’s operating profit was $20.0 million in the three month period ended March 31, 2011, a $5.9 million decrease from $25.9 million in the prior-year quarter.  The decrease was primarily due to:

●	$2.3 million from lower sales volumes

●	$1.3 million from higher inflationary costs primarily from energy and labor

Non-Operating Expenses

Interest expense was zero in the three month period ended March 31, 2011, a decline from $0.4 million in the prior-year quarter.  The decline in interest expense is due to the capitalization of $0.4 million of interest expense related to the construction of the RTL facility in the Philippines during the three months ended March 31, 2011.  The weighted average effective interest rates on our debt facilities were approximately 1.7% and 1.6% for the three month periods ended March 31, 2011 and 2010, respectively.

Other income, net was $0.2 million and other expense, net $1.1 million for the three month periods ended March 31, 2011 and 2010, respectively, primarily due to interest income and foreign currency transaction impacts.

Income Taxes

The provision for income taxes in the three month period ended March 31, 2011 reflected an effective tax rate of 41.0% compared with 35.0% in the prior-year quarter.  The higher effective tax rate is due to start-up expenses of the new Polish operation and restructuring expenses of the Philippine RTL which do not create income tax benefits due to tax incentives for both of these entities. Without the impact of these start-up expenses, the effective income tax rate for the first quarter of 2011 would have been 36.5%. In Poland, the Company was granted certain tax incentives for investment in a special economic zone that are expected to substantially offset its income tax obligations for a period of time dependent upon its level of profitability. In the Philippines, the Company’s RTL entity was granted a tax holiday and certain other tax incentives effective four years after starting operations.

Income from Equity Affiliates

Income from equity affiliates was $0.9 million in the three months ended March 31, 2011 compared with $0.6 million during the three months ended March 31, 2010.  These results reflected the operations of our joint venture in China to produce cigarette papers. The improved results reflect the joint venture’s increased sales volume and favorable sales mix, including new products.

Discontinued Operations

Operations at our Malaucène mill are reported as discontinued operations for all periods presented.  Consequently, results of the Malaucène mill have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts.   In the quarter ended March 31, 2011, the results of discontinued operations included $0.3 million of accrued expenses associated with severance costs.

Net Income and Income per Share

Net income for the three month period ended March 31, 2011 was $16.2 million, or $0.91 per diluted share, compared with $18.6 million, or $1.02 per share, during the prior-year quarter.  The decrease in net income in 2011 was primarily due to higher inflationary costs, increased consumption of raw materials and  unfavorable currency impacts all of which were only partially offset by the benefits of the Company’s cost saving and lean manufacturing initiatives.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds available under our revolving credit facility with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant. As of March 31, 2011, $70.9 million of the Company’s $77.2 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. The Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and currently plans to repatriate such earnings only when tax effective to do so.

Cash Requirements

As of March 31, 2011, we had net operating working capital of $88.8 million and cash and cash equivalents of $77.2 million, compared with net operating working capital of $47.4 million and cash and cash equivalents of $87.3 million as of December 31, 2010.  Changes in these amounts include the impacts of changes in currency exchange rates which are not included in the changes in operating working capital presented on the consolidated statements of cash flow.

Cash Flows from Operating Activities
($ in millions)	Three Months Ended
	March 31, 2011	March 31, 2010

Income from continuing operations	$16.6	$19.8
Non-cash items included in net income:
Depreciation and amortization	10.7	10.0
Amortization of deferred revenue	(2.4)	(1.8)
Deferred income tax provision	3.9	7.0
Pension and other postretirement benefits	1.4	0.7
Stock-based compensation	0.9	2.1
(Income) loss from equity affiliate	(0.9)	(0.6)
Other items	(1.6)	(3.6)
Net changes in operating working capital	(26.5)	5.2
Net cash provided (used) by operating activities of:
Continuing operations	2.1	38.8
Discontinued operations	(2.3)	(7.4)
Cash Provided (Used) by Operations	$(0.2)	$31.4

Net cash used by operations was $0.2 million in the three months ended March 31, 2011 compared with $31.4 million provided by operations in the prior-year period.  Our net cash provided by operations changed unfavorably by $31.6 million in 2011 compared to the prior-year period, primarily due to $26.5 million unfavorable changes in operating working capital in 2011 versus favorable changes in operating working capital in 2010 of $5.2 million, a change of $31.7 million.

Operating Working Capital
($ in millions)	Three Months Ended
	March 31, 2011	March 31, 2010
Changes in operating working capital
Accounts receivable	$2.5	$(18.5)
Inventories	(6.6)	6.3
Prepaid expenses	(1.4)	2.2
Accounts payable	(8.3)	2.3
Accrued expenses	(3.9)	(4.2)
Accrued income taxes	(8.8)	21.5
Net changes in operating working capital	$(26.5)	$5.2

In the three month period ended March 31, 2011, net changes in operating working capital contributed unfavorably to cash flow by $26.5 million. The change in working capital was primarily driven by a decline in accrued expenses and accounts payable, including payments of restructuring-related severances, increased inventory and timing of income tax payments.

In the prior-year period, net changes in operating working capital contributed favorably to cash flow by $5.2 million, primarily due to receipt of a French income tax refund in the 2010 period and decreases in inventory. These were partially offset by increases in accounts receivable due to higher sales and payments of previously accrued restructuring costs.

Cash Flows from Investing Activities ($ in millions)	Three Months Ended
	March 31, 2011	March 31, 2010

Capital spending	$(27.7)	$(9.9)
Capitalized software costs	(0.8)	(2.7)
Other	2.0	3.1
Cash Used for Investing	$(26.5)	$(9.5)

Cash used for investing activities was $26.5 million in the three month period ended March 31, 2010 versus $9.5 million during the prior-year quarter.

Capital Spending and Capitalized Software Costs

Capital spending was $27.7 million and $9.9 million in the three month periods ended March 31, 2011 and 2010, respectively.   The increase in capital spending was primarily due to construction of a reconstituted tobacco facility in the Philippines and establishing LIP production capabilities for the EU in Poland for which capital spending of $19.0 million and $4.4 million, respectively, was incurred in the three month period ended March 31, 2011. During 2011, we expect to spend approximately $30 million to $35 million to bring the reconstituted tobacco facility in the Philippines to a mothball state due to the previously announced change to our Asian RTL strategy. As of March 31, 2011, $13.7 million is under contract.

Capitalized software costs were $0.8 million and $2.7 million for the three month periods ended March 31, 2011 and 2010, respectively.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada.  For these purposes, we expect to incur capital expenditures of approximately $2 to $3 million in 2011 and less than $1 million in 2012, of which no material amount is the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

Total capital spending for 2011 is expected to be $55 million to $75 million, including the above projects.

Cash Flows from Financing Activities ($ in millions)	Three Months Ended
	March 31, 2011	March 31, 2010

Cash dividends paid to SWM stockholders	$(2.7)	$(2.7)
Net proceeds from (payments on) borrowings	56.1	(8.3)
Purchases of treasury stock	(45.8)	(0.6)
Proceeds from exercises of stock options	—	1.1
Excess tax benefits of stock-based awards	9.0	1.0
Cash Provided by (Used in) Financing	$16.6	$(9.5)

Financing activities during the three months ended March 31, 2011 included share repurchases of $45.8 million, borrowings of $56.1 million and excess tax benefits of the vesting of stock-based awards of $9.0 million. Cash dividends paid to SWM stockholders were $2.7 million.

Financing activities during the prior-year period included borrowings of $44.2 million and repayments of debt totaling $52.5 million for a net repayment of $8.3 million.  Cash dividends paid to SWM stockholders were $2.7 million in the three months ended March 31, 2010.

Dividend Payments

We have declared and paid quarterly dividends of $0.15 per share since the second quarter of 1996.  On April 28, 2011, the Board of Directors authorized a quarterly cash dividend of $0.15 per share of common stock.  The dividend will be payable on June 23, 2011, to stockholders of record on May 26, 2011. We expect to continue this level of dividend.  However, the decision to declare a dividend is made quarter by quarter and is based upon a number of factors including, but not limited to, earnings, funding of strategic opportunities and our financial condition.  A decision could be made to cancel, suspend, modify or change the form of future dividend payments.

Share Repurchases

We repurchased 803,337 shares of our common stock during the three month period ended March 31, 2011 at a cost of $45.8 million, including $30.0 million in open market purchases. The remaining $15.8 million reflects the value of employees’ stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. In addition to the share repurchases year-to-date, our Board of Directors has authorized the repurchase of up to $75 million of SWM common stock through December 31, 2011. In order to effect this authorization, SWM is undertaking actions necessary to initiate the additional repurchases, including removing current credit facility limits. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Debt Instruments and Related Covenants
($ in millions)	Three Months Ended
	March 31, 2011	March 31, 2010
Changes in short-term debt	$0.2	$0.5
Proceeds from issuances of long-term debt	56.1	43.7
Payments on long-term debt	(0.2)	(52.5)
Net proceeds from (payments on) borrowings	$56.1	$(8.3)

Net proceeds from long-term debt were $55.9 million and proceeds from short-term debt were $0.2 million during the three months ended March 31, 2011.  The Company anticipates additional borrowings in the range of approximately $90 million to $100 million during 2011 if the $75 million share repurchase authorization is fulfilled. With this level of borrowing and forecasted results, we expect to remain in compliance with our Credit Agreement financial covenants.

Availability under the U.S. Revolver decreased to $39.0 million as of March 31, 2011 from $95.0 million as of December 31, 2010.  Availability under the Euro Revolver remained at 55.0 million euros, at March 31, 2011 and at December 31, 2010; however, due to changes in foreign exchange rates, the U.S. dollar equivalent increased to $78.0 million at March 31, 2011 from $73.6 million as of December 31, 2010. We also had availability under our bank overdraft facilities and lines of credit of $29.6 million as of March 31, 2011.

The Credit Agreement contains covenants that are customary for facilities of this type that, among other things, require the Company to maintain (a) a net debt to equity ratio not to exceed 1.0 and (b) a net debt to adjusted EBITDA ratio not to exceed 3.0.  As of March 31, 2011, the net debt to equity ratio was 0.06, and the net debt to adjusted EBITDA ratio was 0.22.  The Company was in compliance with all the financial covenants of the Credit Agreement as of March 31, 2011.

Our total debt to capital ratios at March 31, 2011 and December 31, 2010 were 17.6% and 9.0%, respectively.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits.  Our pension obligations are funded by our separate pension trusts, which held $121.5 million in assets at December 31, 2010.  The combined postretirement benefit obligation of our U.S. and French pension plans was underfunded by $27.8 million as of December 31, 2010.  We are not required to make contributions to these plans during 2011.

Other Commitments. The Paper segment has minimum purchase agreements for wood pulp and other fibers of $27 million and $7 million during 2011, respectively.  The Reconstituted Tobacco segment has an agreement to purchase $3 million in tobacco stems in 2011. Papeteries de Mauduit, or PdM, has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $2 million per year through 2014.  Our future purchases at PdM are expected to be at levels that exceed such minimum levels under the contract.

 LTRI and PdM are committed to purchasing minimum annual amounts of steam provided by cogeneration facilities for the next 10 years.  These minimum annual commitments together total approximately $4 to $5 million.  LTRI’s and PdM’s current and expected requirements for steam are at levels that exceed the minimum levels under the respective contracts.

Brazil, or SWM-B, has an agreement for the transmission and distribution of energy, effective through December 31, 2011, covering 100% of the mill’s consumption of electrical energy valued at approximately $4 million.  PdM, LTRI and St. Girons have contracts for the distribution and consumption of natural gas valued at approximately $30 million in 2011 and $25 million in 2012.

Outlook

Despite weaker year-over-year earnings during the first quarter, we remain confident that our 2011 performance will benefit significantly from LIP sales in Europe.  The first quarter earnings decline is primarily due to lower RTL results which were negatively impacted by a 10% sales volume decline relative to a standout first quarter in 2010.  The RTL segment’s operating profit excluding restructuring and impairment expenses declined $5.1 million and this represents the majority of the year-over-year decline in SWM operating profit during the first quarter.  Paper segment results were impacted primarily by unfavorable inflationary cost increases and currency exchange impacts, which were partially offset by improved operational cost performance despite start-up costs associated with new European LIP capacity.

The expected growth in our earnings stems from European LIP demand that we now project to ramp progressively prior to November 2011 when European regulations begin.  As sales volume increases, start-up costs associated with European LIP capacity additions should decline. The second quarter will likely reflect a mix of start-up activity and initial commercial production and sales in Europe.  We anticipate Reconstituted Tobacco segment results will be similar to first quarter levels for the remainder of 2011.  Across our operations, the primary factor pressuring earnings is continued inflation in energy costs and, to a lesser extent, wood pulp costs.  We are confident our continued success in driving cost reductions through our cost savings and lean manufacturing efforts will help mitigate inflationary impacts until selling price adjusters begin to provide some recovery later this year. Overall, we remain focused on delivering on our expectations for continued earnings growth during 2011, executing our European LIP plans while also advancing our active work agenda in all parts of our business.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act.  These statements include those in the “Outlook” section and our expectations elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operation, and in “Risk Factors” in Item 1A.  They also include statements containing “expect,” “anticipate,” “project,” “appears,” “should,” “could,” “may,” “typically” and similar words.  Actual results may differ materially from the results suggested by these statements for a number of reasons, including the following:

●
Schweitzer-Mauduit has manufacturing facilities in seven countries, a joint venture in China, and sells products in over 90 countries. As a result, it is subject to a variety of import and export, tax, foreign currency, labor and other regulations within these countries. Changes in these regulations, or adverse interpretations or applications, as well as changes in currency exchange rates, could adversely impact the Company’s business in a variety of ways, including increasing expenses, decreasing sales, limiting its ability to repatriate funds and generally limiting its ability to conduct business. In Brazil, we are currently generating more value-added tax credits than we utilize. As of March, 31, 2011, these credits totaled $16.1 million. We have applied for a special government action to obtain tax exempt status in the state of Rio de Janeiro to enable more rapid utilization of these credits. We expect approval and, if successful, this and other actions should allow our Brazilian operation to utilize more credits than it generates on an annual basis. These credits do not expire; however, if the exemption is not obtained, we may record an allowance for a significant portion of the balance.

●
The Company’s sales are concentrated to a limited number of customers. In 2010, 45% of its sales were to its three largest customers. The loss of one or more of these customers, or a significant reduction in one or more of these customers’ purchases, could have a material adverse effect on the company’s results of operations.

●
The Company’s financial performance is materially impacted by sales of both reconstituted tobacco products and cigarette paper for lower ignition propensity cigarettes. A significant change in sales or production volumes, pricing or manufacturing costs of these products could have a material impact on future financial results. In this regard, Philip Morris – USA began advising the Company in 2009 that it disputes the manner in which the Company has calculated costs for banded cigarette papers under a cost-plus based contract for this product during the period April 2009 through December 2010. Notwithstanding that the dispute is now over a year old, and SWM has consistently advised Philip Morris – USA that it disagrees with its position, Philip Morris -USA to-date has not instituted any formal action to bring this matter to a close. Philip Morris - USA has also consistently paid the full invoiced amount from the date of the first notice of dispute to the present thereby avoiding any contention by SWM that the agreement has been breached for non-payment. Philip Morris - USA’s action reflects a requirement found in the Virginia Uniform Commercial Code, the law that governs the contract, that suggests a party making full payment of a disputed invoice potentially waives any right to recover the amount paid unless such payment is accompanied by an explicit reservation of rights. Currently, the disputed amount is approximately $24.4 million. While the Company believes that it has properly calculated the amount it invoiced, the ultimate resolution of this dispute, if unfavorable to the Company, could have a material adverse effect on the Company’s results of operations.

●
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

●
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

●
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

●
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

For additional factors and further discussion of these factors, please see our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at March 31, 2011 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2011. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and disputes (see Note 17, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010). There have been no material developments to these matters during 2011.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table indicates the amount of shares of the Company’s common stock it has repurchased during 2011 and the remaining amount of share repurchases currently authorized by our Board of Directors as of March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum amount of shares that May Yet Be Purchased under the Programs
			(# shares)	($ in millions)	($ in millions)
January 2011	2,934	$62.49	—	$—
February 2011	800,403	$57.07	525,000	30.0
March 2011	—	—	—	—
Total Year-to-Date 2011	803,337	$57.09	525,000	$30.0	$75.0	*

*In addition to its previous $30.0 million authorization which has been fully implemented, in February 2011, the Board of Directors authorized the repurchase of shares of our Common Stock in an amount not to exceed $75.0 million through December 31, 2011.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flow, (iv) the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income and (v) Notes to Consolidated Financial Statements tagged as blocks of text. (Furnished herewith.)

*	These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
 (Registrant)

By:	/s/ PETER J. THOMPSON	By:	/s/ MARK A. SPEARS
	Peter J. Thompson		Mark A. Spears
	Executive Vice President, Finance		Corporate Controller
	& Strategic Planning		(principal accounting officer)
(duly authorized officer and
principal financial officer)

	May 4, 2011		May 4, 2011

GLOSSARY OF TERMS

The following are definitions of certain terms used in our Form 10-Q and 10-K filings:

●	“Banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.
●	“Binder” is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.
●	“Cigarette paper” wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.
●
“Commercial and industrial products” include lightweight printing and writing papers, coated papers for packaging and labeling applications, business forms, battery separator paper, drinking straw wrap and other specialized papers.

●	“Flax” is a cellulose fiber from a flax plant used as a raw material in the production of certain cigarette papers.

●
“Lower ignition propensity cigarette paper” includes banded and print banded cigarette paper, both of which contain bands, which increase the likelihood that an unattended cigarette will self-extinguish.

●
“Net debt to adjusted EBITDA ratio” is a financial measurement used in bank covenants where “Net Debt “ is defined as the current portion of long term debt plus other short term debt plus long term debt less cash and cash equivalents, and

●
“Adjusted EBITDA” is defined as net income excluding extraordinary or 1-time items, net income attributable to noncontrolling interest, interest expense, income taxes and depreciation and amortization less amortization of deferred revenue.

●	“Net debt to capital ratio” is current and long term debt less cash and cash equivalents, divided by the sum of current debt, long term debt, noncontrolling interest and total stockholders’ equity.
●	“Net debt to equity ratio” is current and long term debt less cash and cash equivalents, divided by noncontrolling interest and total stockholders’ equity.
●
“Net operating working capital” is accounts receivable, inventory, current income tax refunds receivable and prepaid expense, less accounts payable, accrued liabilities and accrued income taxes payable.

●	“Opacity” is a measure of the extent to which light is allowed to pass through a given material.
●	“Operating profit return on assets” is operating profit divided by average total assets.
●	“Plug wrap paper” wraps the outer layer of a cigarette filter and is used to hold the filter materials in a cylindrical form.

●	“Print banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, with bands added to the paper during a printing process, subsequent to the papermaking process.
●
“Reconstituted tobacco” is produced in 2 forms: leaf, or reconstituted tobacco leaf, and wrapper and binder products. Reconstituted tobacco leaf is blended with virgin tobacco as a design aid to achieve certain attributes of finished cigarettes. Wrapper and binder are reconstituted tobacco products used by manufacturers of cigars.

●
“Restructuring and impairment expense” represents expenses incurred in connection with activities intended to significantly change the size or nature of the business operations, including significantly reduced utilization of operating equipment, exit of a product or market or a significant workforce reduction and charges to reduce property, plant and equipment to its fair value.

●
“Start-up costs” are costs incurred prior to generation of income producing activities in the case of a new plant, or costs incurred in excess of expected ongoing normal costs in the case of a new or rebuilt machine. Start-up costs can include excess variable costs such as raw materials, utilities and labor and unabsorbed fixed costs.

●	“Tipping paper” joins the filter element to the tobacco-filled column of the cigarette and is both printable and glueable at high speeds.
●	“Wrapper” covers the outside of cigars providing a uniform, finished appearance.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended March 31, 2011

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	—	XBRL Report Instance Document.**

101.SCH	—	XBRL Taxonomy Extension Schema Document. **

101.PRE	—	XBRL Taxonomy Presentation Linkbase Document. **

101.CAL	—	XBRL Calculation Linkbase Document. **

101.LAB	—	XBRL Taxonomy Label Linkbase Document**

101. DEF	—	XBRL Taxonomy Extension Definition Linkbase Document**

101. REF	—	XBRL Taxonomy Extension Reference Linkbase Document**

*	These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”