Form 10-Q
period 2011-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2011-08-03
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

There were 16,109,461 shares of common stock, par value $0.10 per share, of the registrant outstanding as of July 27, 2011.

PART I
ITEM 1.  FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Sales	$206.2	$182.6	$386.9	$375.4
Cost of products sold	151.1	137.3	284.6	276.6
Gross Profit	55.1	45.3	102.3	98.8

Selling expense	5.5	4.6	10.6	9.8
Research expense	2.4	2.1	4.4	4.1
General expense	14.9	10.7	27.6	22.4
Total nonmanufacturing expenses	22.8	17.4	42.6	36.3

Restructuring and impairment expense	0.7	2.9	1.7	6.5
Operating Profit	31.6	25.0	58.0	56.0
Interest expense	0.7	0.6	0.7	1.0
Other income (expense), net	(0.1)	(0.2)	0.1	(1.3)
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	30.8	24.2	57.4	53.7

Provision for income taxes	11.6	9.1	22.5	19.4
Income from equity affiliates	1.1	0.7	2.0	1.3
Income from Continuing Operations	20.3	15.8	36.9	35.6
Loss from Discontinued Operations	(0.5)	(1.0)	(0.9)	(2.2)
Net Income	$19.8	$14.8	$36.0	$33.4

Net Income per Share - Basic:
Income per share from continuing operations	$1.19	$0.85	$2.12	$1.96
Loss per share from discontinued operations	(0.04)	(0.05)	(0.06)	(0.12)
Net income per share – basic	$1.15	$0.80	$2.06	$1.84

Net Income per Share – Diluted:
Income per share from continuing operations	$1.17	$0.83	$2.10	$1.92
Loss per share from discontinued operations	(0.03)	(0.05)	(0.05)	(0.12)
Net income per share – diluted	$1.14	$0.78	$2.05	$1.80

Cash Dividends Declared Per Share	$0.15	$0.15	$0.30	$0.30

Weighted Average Shares Outstanding:
Basic	16,887,400	17,820,200	17,158,600	17,813,000

Diluted	17,003,400	18,137,500	17,268,800	18,150,100

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$62.1	$87.3
Accounts receivable	113.5	98.9
Inventories	125.8	113.8
Income taxes receivable	11.3	0.9
Other current assets	13.9	11.9
Total Current Assets	326.6	312.8

Property, Plant and Equipment, net	474.7	440.8
Deferred Income Tax Benefits	7.2	11.8
Investment in Equity Affiliates	25.5	20.5
Goodwill and Intangible Assets	8.7	8.8
Other Assets	63.3	55.7
Total Assets	$906.0	$850.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current debt	$8.7	$8.7
Accounts payable	56.8	66.4
Accrued expenses	90.3	105.6
Current deferred revenue	1.1	6.0
Total Current Liabilities	156.9	186.7

Long-Term Debt	157.3	43.1
Pension and Other Postretirement Benefits	47.9	46.3
Deferred Income Tax Liabilities	32.9	28.9
Other Liabilities	21.2	21.2
Total Liabilities	416.2	326.2

Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 18,724,119 and 18,721,474 shares issued at June 30, 2011 and December 31, 2010, respectively; 16,400,802 and 18,027,903 shares outstanding at June 30, 2011 and December 31, 2010, respectively	1.9	1.9
Additional paid-in-capital	206.8	208.8
Common stock in treasury, at cost, 2,323,317 and 693,571 shares at June 30, 2011 and December 31, 2010, respectively	(115.8)	(24.4)
Retained earnings	367.1	336.4
Accumulated other comprehensive income, net of tax	29.8	1.5
Total Stockholders’ Equity	489.8	524.2
Total Liabilities and Stockholders’ Equity	$906.0	$850.4

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)
 (dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	18,633,235	$1.9	$205.7	758,350	$(14.0)	$281.9	$6.7	$482.2
Net income for the six months ended June 30, 2010						33.4		33.4
Adjustments to unrealized foreign currency translation							(25.6)	(25.6)
Changes in fair value of derivative instruments, net of tax							(2.9)	(2.9)
Amortization of postretirement benefit plans’ costs, net of tax							1.1	1.1
Comprehensive income, net of tax								6.0

Dividends declared ($0.30 per share)						(5.4)		(5.4)
Restricted stock issuances, net			(8.6)	(451,973)	8.6			—
Stock-based employee compensation expense			3.5					3.5
Excess tax benefits of stock-based employee compensation			1.1					1.1
Stock issued to directors as compensation	1,345		0.1					0.1
Issuance of shares for options exercised	44,701		1.1					1.1
Purchases of treasury stock	—	—	—	11,791	(0.8)	—	—	(0.8)
Balance, June 30, 2010	18,679,281	$1.9	$202.9	318,168	$(6.2)	$309.9	$(20.7)	$487.8

Balance, December 31, 2010	18,721,474	$1.9	$208.8	693,571	$(24.4)	$336.4	$1.5	$524.2
Net income for the three months ended June 30, 2011						36.0		36.0
Adjustments to unrealized foreign currency translation							22.1	22.1
Changes in fair value of derivative instruments, net of tax							4.4	4.4
Amortization of postretirement benefit plans’ costs, net of tax							1.8	1.8
Comprehensive income, net of tax								64.3

Dividends declared ($0.30 per share)						(5.3)		(5.3)
Restricted stock issuances, net			(13.1)	(317,060)	13.1			—
Stock-based employee compensation expense			2.0					2.0
Excess tax benefits of stock-based employee compensation			9.0					9.0
Stock issued to directors as compensation	476		—					—
Issuance of shares for options exercised	2,169		0.1					0.1
Purchases of treasury stock	—	—	—	1,946,806	(104.5)	—	—	(104.5)
Balance, June 30, 2011	18,724,119	$1.9	$206.8	2,323,317	$(115.8)	$367.1	$29.8	$489.8

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
Operations
Net income	$36.0	$33.4
Less: Loss from discontinued operations	0.9	2.2
Income from continuing operations	36.9	35.6

Non-cash items included in net income:
Depreciation and amortization	21.5	19.9
Restructuring-related impairment	—	0.4
Amortization of deferred revenue	(4.9)	(3.9)
Deferred income tax provision	2.0	12.3
Pension and other postretirement benefits	2.6	1.2
Stock-based compensation	2.0	3.5
Income from equity affiliate	(2.0)	(1.3)
Other items	(2.3)	(1.7)
Net changes in operating working capital	(41.0)	20.2
Net cash provided (used) by operating activities of:
- Continuing operations	14.8	86.2
- Discontinued operations	(2.6)	(11.5)
Cash Provided by Operations	12.2	74.7

Investing
Capital spending	(42.1)	(25.8)
Capitalized software costs	(1.0)	(6.1)
Investment in equity affiliates	(2.5)	—
Other	(1.4)	2.0
Cash Used for Investing	(47.0)	(29.9)

Financing
Cash dividends paid to SWM stockholders	(5.3)	(5.4)
Changes in short-term debt	0.7	1.7
Proceeds from issuances of long-term debt	204.5	48.0
Payments on long-term debt	(95.0)	(55.6)
Purchases of treasury stock	(104.5)	(0.8)
Proceeds from exercise of stock options	0.1	1.1
Excess tax benefits of stock-based awards	9.0	1.1
Cash Provided by (Used in) Financing	9.5	(9.9)

Effect of Exchange Rate Changes on Cash	0.1	0.1

Increase (Decrease) in Cash and Cash Equivalents	(25.2)	35.0

Cash and Cash Equivalents at beginning of period	87.3	56.9

Cash and Cash Equivalents at end of period	$62.1	$91.9

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. GENERAL

Nature of Business

Schweitzer-Mauduit International, Inc., or SWM or the Company, is a multinational diversified producer of premium specialty papers headquartered in the United States of America. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. The Company’s tobacco-related products include cigarette, plug wrap and base tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes and reconstituted tobacco wrappers and binders for machine-made cigars. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco industry products are a diverse mix of products, certain of which represent commodity paper grades produced to maximize machine operations.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission, or the SEC, and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America, or U.S. GAAP. However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods including the results of a business reclassified as a discontinued operation which is more fully described in Note 2. Discontinued Operations.

The results of operations for the three month and six month periods ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 25, 2011.

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

NOTE 2. DISCONTINUED OPERATIONS

Due to ongoing losses, the Company decided in 2009 to close its Malaucène, France finished tipping paper mill. During 2010, the run off operations at our Malaucène, France mill were completed and, therefore operations at the Malaucène mill are reported as discontinued operations for all periods presented. Consequently, results of the Malaucène mill have been removed from each individual line within the statements of income and the operating activities section of the statements of cash flow. In each case a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts. The Company is pursuing actions to dispose of the remaining assets and liabilities related to the Malaucène site.

Restructuring expense incurred during all periods primarily related to additional severances and claims from employees for additional severances.

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations ($ in millions):
	June 30,	December 31,
	2011	2010
Assets of discontinued operations:
Current assets	$1.7	$3.9
Noncurrent deferred income tax benefits	9.2	8.0
Other assets – assets held for sale	0.3	0.4

Liabilities of discontinued operations:
Current liabilities	9.8	12.2

Summary comparative financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net sales	$—	$0.4	$—	$0.6
Restructuring and impairment expense	0.7	1.1	1.0	2.3
Loss from discontinued operations before income taxes	(0.9)	(1.5)	(1.5)	(3.3)
Income tax benefit	0.4	0.5	0.6	1.1
Loss from discontinued operations	$(0.5)	$(1.0)	$(0.9)	$(2.2)

Restructuring liabilities related to discontinued operations were classified within accrued expenses in each of the June 30, 2011 and December 31, 2010 consolidated balance sheets. Changes in the restructuring liabilities during 2011 and 2010 are summarized as follows ($ in millions):

	Six Months Ended	Year Ended
	June 30,	December 31,
	2011	2010
Balance at beginning of year	$9.2	$20.9
Accruals for announced programs	1.0	7.7
Cash payments	(3.3)	(17.8)
Exchange rate impacts	0.7	(1.6)
Balance at end of period	$7.6	$9.2

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

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Numerator (basic and diluted):
Net income	$19.8	$14.8	$36.0	$33.4
Less: Dividends paid to participating securities	(0.1)	(0.1)	(0.1)	(0.1)
Less: Undistributed earnings available to participating securities	(0.2)	(0.5)	(0.5)	(0.6)
Undistributed and distributed earnings available to common shareholders	$19.5	$14.2	$35.4	$32.7

Denominator:
Average number of common shares outstanding	16,887.4	17,820.2	17,158.6	17,813.0
Effect of dilutive stock-based compensation	116.0	317.3	110.2	337.1
Average number of common and potential common shares outstanding	17,003.4	18,137.5	17,268.8	18,150.1

There were no anti-dilutive stock options during the three month or six month periods ended June 30, 2011 or 2010.

NOTE 4. INVENTORIES

The following schedule details inventories by major class ($ in millions):

	June 30,	December 31,
	2011	2010
Raw materials	$33.8	$31.7
Work in process	27.9	23.8
Finished goods	43.3	37.1
Supplies and other	20.8	21.2
Total	$125.8	$113.8

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each segment for the six months ended June 30, 2011 were as follows ($ in millions):

	Reconstituted Tobacco	Paper	Total
Goodwill	$5.8	$2.7	$8.5
Accumulated impairment losses	—	(2.7)	(2.7)
Balance as of January 1, 2011	5.8	—	5.8

Foreign currency translation adjustments	0.5	—	0.5

Goodwill	$6.3	$2.7	$9.0
Accumulated impairment losses	—	(2.7)	(2.7)
Balance as of June 30, 2011	$6.3	$—	$6.3

The gross carrying amount and accumulated amortization for amortizable intangible assets consisted of the following ($ in millions):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Customer-related intangibles (Reconstituted Tobacco Segment)	$10.0	$7.6	$2.4	$10.0	$7.0	$3.0

 *  Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $0.4 million and $0.8 million for the three months and six months ended June 30, 2011, respectively, and $0.4 million and $0.9 million for the three and six months ended June 30, 2010, respectively. The Company’s customer-related intangibles are amortized to expense using the 150% declining balance method over a 6-year life. Estimated amortization expense for the next three fiscal years is as follows (in millions of dollars): 2011—$1.6 million, 2012—$1.2 million, and 2013—$0.2 million.

NOTE 6. RESTRUCTURING ACTIVITIES

The Company incurred cash-related restructuring expenses of $0.7 million and $2.4 million in the three month periods ended June 30, 2011 and 2010, respectively, and $1.7 million and $6.1 million in the six month periods ended June 30, 2011 and 2010, respectively, in connection with previously announced restructuring activities.  In the Paper segment, rationalization of base paper manufacturing footprint included restructuring actions to close the Lee Mills facilities in Lee, Massachusetts in 2008, workforce reductions and shutting down a paper machine in Spotswood, New Jersey in 2009, workforce reductions and a small machine impairment in Quimperle, France in 2009 and a workforce reduction in Brazil in 2010.

In the Reconstituted Tobacco segment, restructuring actions included workforce reductions in Spay, France in 2009 and workforce reductions and suspending construction of the RTL facility in the Philippines in 2011. In January 2011, the Company learned of decreased RTL needs of a major customer. As a consequence, management decided to suspend the construction of the RTL facility in the Philippines. During the second quarter, the Company updated its impairment analysis of its $75.4 million investment in the Philippine RTL facility and concluded no impairment was indicated as of June 30, 2011.

Restructuring liabilities were classified within accrued expenses in each of the consolidated balance sheets as of June 30, 2011 and December 31, 2010. Changes in the restructuring liabilities during the six month period ended June 30, 2011 and the year ended December 31, 2010 are summarized as follows ($ in millions):

	Six Months Ended	Year Ended
	June 30,	December 31,
	2011	2010
Balance at beginning of year	$10.0	$12.1
Accruals for announced programs	1.7	10.2
Cash payments	(7.1)	(11.2)
Exchange rate impacts	0.6	(1.1)
Balance at end of period	$5.2	$10.0

NOTE 7. DEBT

Total debt is summarized in the following table ($ in millions):

	June 30,	December 31,
	2011	2010

Revolving Credit Agreement	$144.2	$—
Euro Revolver	—	33.5
French Employee Profit Sharing	13.7	11.2
Bank Overdrafts	4.8	6.6
Other	3.3	0.5
Total Debt	166.0	51.8
Less: Current debt	(8.7)	(8.7)
Long-Term Debt	$157.3	$43.1

Credit Agreement

In May 2011, the Company entered into a new unsecured revolving credit facility, or Credit Agreement, which replaced its former credit facility executed on July 20, 2006 that was scheduled to expire in July 2012.

The five-year revolving Credit Agreement provides for borrowing capacity of approximately $225 million with an option to increase borrowing capacity by $100 million and includes a $100 million equivalent sub-limit available in euros, of which 25 million euro was drawn at June 30, 2011, and a $25 million equivalent sub-limit available in Philippine pesos. The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a Maximum Net Debt to EBITDA Ratio of 3.00 and (b) Minimum Interest Coverage of 3.50. The Company was in compliance with its financial covenants at June 30, 2011.

Under the Credit Agreement, interest rates are based on the London Interbank Offered Rate plus an applicable margin that varies from 1.25% to 2.00% depending on the Net Debt to EBITDA Ratio, as defined in the Credit Agreement.  The Company will incur commitment fees at an annual rate of 0.20% to 0.30% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to EBITDA Ratio. As of June 30, 2011, the applicable interest rate on Credit Agreement borrowings was 1.44% on US Dollar borrowings and 2.51% on euro borrowings.

Interest Expense and Rate Swap Agreements

The Company capitalized $0.5 million and $0.9 million of interest expense in the three and six months ended June 30, 2011, respectively, due to the ongoing construction of a RTL facility in the Philippines and the EU LIP facility in Poland.

The Company maintains interest rate swap agreements on portions of its long-term debt. As a result, as of June 30, 2011, the LIBOR rates on $33.0 million of the Company’s variable-rate long-term debt were fixed at 2.1% through March 2012. The impact of the swap agreements on the consolidated financial statements was not material for the three months and six months ended June 30, 2011 and 2010. See Note 8. Derivatives for more information.

Fair Value of Debt

At June 30, 2011 and December 31, 2010, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts since the interest rates were variable and based on current market indices.

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

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. The Company utilizes various forms of interest rate hedge agreements, including interest rate swap agreements, typically with contractual terms no longer than 24 months. Changes in the fair value of our interest rate swaps are recorded to net income each period. See Note 7. Debt for more information about our interest rate swaps.

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at June 30, 2011 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$5.8	Accounts Payable	$—
Foreign exchange contracts	Property, Plant & Equipment	(0.3)	Other Liabilities	—
Foreign exchange contracts	Other Assets	6.2
Total derivatives designated as hedges		11.7		—

Derivatives not designated as hedges:
Interest rate contracts	Other Assets	—	Other Liabilities	0.4
Foreign exchange contracts	Accounts Receivable	—	Accounts Payable	0.4
Total derivatives not designated as hedges		—		0.8
Total derivatives		$11.7		$0.8

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

The following tables provide the effect derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

The Effect of Cash Flow Hedge Derivative Instruments on the Consolidated Statement of Income for the Three and Six Months Ended June 30, 2011

	Change in AOCI Gain / (Loss)	Location of Gain /(Loss) reclassified from AOCI into Income (Effective Portion)	Gain /(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain / (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain / (Loss) Recognized in Income (Ineffective Portion and Amount excluded from Effectiveness Testing)
Derivatives designated as hedges:
Three Months Ended:
Foreign exchange contracts	$2.9	Net Sales	$1.8	Other Income/ (Expense)	$—

Six Months Ended:
Foreign exchange contracts	$4.4	Net Sales	$3.2	Other Income/ (Expense)	$—

The Effect of Cash Flow Hedge Derivative Instruments on the Consolidated Statement of Income for the Three and Six Months Ended June 30, 2010

	Change in AOCI Gain / (Loss)	Location of Gain /(Loss) reclassified from AOCI into Income (Effective Portion)	Gain /(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain / (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain / (Loss) Recognized in Income (Ineffective Portion and Amount excluded from Effectiveness Testing)
Derivatives designated as hedges:
Three Months Ended:
Foreign exchange contracts	$(0.7)	Net Sales	$1.7	Other Income/ (Expense)	$—

Six Months Ended:
Foreign exchange contracts	$(2.9)	Net Sales	$3.4	Other Income/ (Expense)	$—

The following tables provide the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives not designated as hedging instruments	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives for the Three Months Ended
		June 30, 2011	June 30, 2010
Interest rate contracts	Other Income / Expense	$0.2	$(0.1)
Foreign exchange contracts	Other Income / Expense	0.2	(0.1)
Total		$0.4	$(0.2)

Derivatives not designated as hedging instruments	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives for the Six Months Ended
		June 30, 2011	June 30, 2010
Interest rate contracts	Other Income / Expense	$0.3	$(0.4)
Foreign exchange contracts	Other Income / Expense	(1.0)	(0.1)
Total		$(0.7)	$(0.5)

NOTE 9. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various legal proceedings and disputes (see Note 17, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010). Except as noted below, there have been no material developments to these matters during 2011.

Imposto sobre Circulaçăo de Mercadorias e Serviços, or ICMS, a form of value-added tax in Brazil, was assessed to our Brazilian subsidiary, SWM-B, in December of 2000. SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS taxes from January 1995 through November 2000, collectively the Assessment.

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

Both assessments are presently on appeal before the Federal Supreme Court, which is the last step in the full adjudication of these assessments.  No docket entry has been made yet regarding argument on either assessment.  SWM-B continues to vigorously contest the Assessments and believes that the Assessments will ultimately be resolved in its favor. Based on the foreign currency exchange rate at June 30, 2011, the Assessment totaled approximately $38 million, of which approximately $17 million is covered by the above-discussed indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation of the Assessment under the facts and law as presently understood.

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

Other

In Brazil, we are currently generating more value-added tax credits than we utilize. As of June 30, 2011, these credits totaled $17.8 million and are classified in other assets in the consolidated balance sheet. We have applied on behalf of the paper industry in the State of Rio de Janeiro for a special government action to enable more rapid utilization of these credits. We expect approval and, if successful, this and other actions should allow our Brazilian operation to utilize more credits than it generates on an annual basis. These credits do not expire; however, if the actions are not successful, we may record an allowance for a significant portion of the balance.

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

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three and six month periods ended June 30, 2011 and 2010 were as follows ($ in millions):

	Three Months Ended June 30
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$0.3	$0.2	$0.1	$—
Interest cost	1.5	1.6	0.3	0.4	0.2	0.3
Expected return on plan assets	(1.9)	(2.2)	(0.2)	(0.2)	—	—
Amortizations and other	1.1	0.8	0.2	0.1	—	—
Net periodic benefit cost	$0.7	$0.2	$0.6	$0.5	$0.3	$0.3

	Six Months Ended June 30
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$0.5	$0.4	$0.1	$—
Interest cost	3.0	3.2	0.7	0.7	0.4	0.5
Expected return on plan assets	(3.8)	(4.4)	(0.3)	(0.4)	—	—
Amortizations and other	2.2	1.6	0.4	0.2	—	—
Net periodic benefit cost	$1.4	$0.4	$1.3	$0.9	$0.5	$0.5

During the full-year 2011, the Company expects to recognize approximately $4.8 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $0.9 million for its French pension plans.

The Company made no contributions to its pension plans during the six months ended June 30, 2011. The Company paid $0.3 million and $0.5 million during the three month and six month periods ended June 30, 2011, respectively, for its U.S. OPEB benefits and expects to pay a total of approximately $1 million during the full-year 2011 for such benefits.

NOTE 11. INCOME TAXES

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision (benefit) for income taxes is as follows ($ in millions):

	Three Months Ended				Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
Tax provision at U.S. statutory rate	$10.8	35.0%	$8.5	35.0%	$20.1	35.0%	$18.8	35.0%
Tax benefits of foreign legal structure	(0.7)	(2.2)	(0.1)	(0.4)	(1.3)	(2.2)	(0.6)	(1.1)
Foreign tax holiday	0.3	1.0	0.1	0.4	1.0	1.7	0.1	0.1
Other foreign taxes, net	(0.1)	(0.3)	0.6	2.6	2.0	3.5	1.2	2.2
Other, net	1.3	4.2	—	—	0.7	1.2	(0.1)	(0.1)
Provision for income taxes	$11.6	37.7%	$9.1	37.6%	$22.5	39.2%	$19.4	36.1%

Tax benefits of foreign legal structure result from net foreign tax deductions from the restructuring of the Company’s foreign operations in 2003. The proportionate effect of this item on the overall effective income tax rate decreases as earnings increase.  Losses realized during the three and six months ended June 30, 2011 and 2010 at both SWM Poland and RTL-Philippines are not deductible for income tax purposes in Poland and the Philippines, respectively, due to the presence of tax incentives.  Therefore, these losses have the effect of increasing SWM’s effective income tax rate.

At June 30, 2011 and December 31, 2010, the Company had no significant unrecognized tax benefits related to income taxes. The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement. There were no material income tax penalties or interest accrued during either of the three or six month periods ended June 30, 2011 or 2010.

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2006.

NOTE 12. SEGMENT INFORMATION

Effective during the first quarter of 2011, the Company realigned its management structure to evaluate its business based on product lines in addition to geographies. The realignment resulted in an external reporting segment change to product lines from geographies. The Company’s two operating product line segments are also the Company’s reportable segments: Paper and Reconstituted Tobacco. The Paper segment primarily produces Cigarette Papers such as cigarette, including LIP papers, plug wrap and base tipping papers used to wrap various parts of a cigarette for sale to cigarette manufacturers. The Paper segment also includes commercial and industrial products such as lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter paper and other specialized papers. These non-tobacco industry products are generally sold directly to converters and other end-users or brokers. The Reconstituted Tobacco segment produces reconstituted tobacco leaf, or RTL, and wrapper and binder products for sale to cigarette and cigar manufacturers.

The accounting policies of these segments are the same as those described in Note 2. Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses. Certain of the Company’s assets are used in the production of both segments’ products. Consequently, product line asset information has not been used in segment performance measures.

Net Sales
($ in millions)
	Three Months Ended				Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
Paper	$143.2	69.4%	$133.6	73.2%	$268.3	69.3%	$264.7	70.5%
Reconstituted Tobacco	63.0	30.6	49.0	26.8	118.6	30.7	110.7	29.5
Total Consolidated	$206.2	100.0%	$182.6	100.0%	$386.9	100.0%	$375.4	100.0%

Operating Profit
($ in millions)
	Three Months Ended				Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
Paper	$10.6	33.5%	$10.8	43.2%	$20.8	35.9%	$20.0	35.7%
Reconstituted Tobacco	26.3	83.2	18.1	72.4	46.3	79.8	44.0	78.6
Unallocated	(5.3)	(16.7)	(3.9)	(15.6)	(9.1)	(15.7)	(8.0)	(14.3)
Total Consolidated	$31.6	100.0%	$25.0	100.0%	$58.0	100.0%	$56.0	100.0%

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations, current financial position and cash flows. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2010. Effective during the first quarter of 2011, the Company realigned its management structure to evaluate its business based on product lines in addition to geographies. The realignment resulted in an external reporting segment change to product lines from geographies. The Company’s two operating product line segments are also the Company’s reportable segments: Paper and Reconstituted Tobacco.

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

Executive Summary
($ in millions, except per share amounts)

	Three Months Ended				Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
Net sales	$206.2	100.0%	$182.6	100.0%	$386.9	100.0%	$375.4	100.0%
Gross profit	55.1	26.7	45.3	24.8	102.3	26.4	98.8	26.3
Restructuring & impairment expense	0.7	0.3	2.9	1.6	1.7	0.4	6.5	1.7
Operating profit	31.6	15.3	25.0	13.7	58.0	15.0	56.0	14.9
Interest expense	0.7	0.3	0.6	0.3	0.7	0.2	1.0	0.2
Income from continuing operations	20.3	9.8	15.8	8.6	36.9	9.5	35.6	9.5
Loss from discontinued operations	(0.5)	(0.2)	(1.0)	(0.5)	(0.9)	(0.2)	(2.2)	0.6
Net income	19.8	9.6%	14.8	8.1%	36.0	9.3%	33.4	8.9%
Diluted earnings per share from continuing operations	$1.17		$0.83		$2.10		$1.92
Diluted earnings per share	$1.14		$0.78		$2.05		$1.80
Cash provided by operations	$12.4		$43.3		$12.2		$74.7
Capital spending	$14.4		$15.9		$42.1		$25.8

Second Quarter Highlights

Compared to the second quarter 2010, net sales during the second quarter 2011 increased $23.6 million due to changes in foreign currency exchange rate impacts and increased sales volumes of certain products partially offset by an unfavorable mix of products sold.

Gross profit was $55.1 million in the three months ended June 30, 2011, an increase of $9.8 million from the prior-year quarter. The gross profit margin of 26.7% increased from 24.8% in the prior-year quarter. Restructuring and impairment expenses were $0.7 million and $2.9 million for the three month periods ended June 30, 2011 and 2010, respectively. Operating profit was $31.6 million in the three month period ended June 30, 2011 versus $25.0 million in the prior-year quarter. The higher gross profit was primarily due to $5.6 million in favorable volume impacts, $6.6 million in manufacturing cost reductions primarily from the benefits of cost savings programs and operational excellence initiatives and a $1.7 million impact from a favorable sales mix and pricing. These positive impacts were partially offset by $3.8 million in higher inflationary costs primarily from higher energy and wood pulp costs and $1.7 million in European start-up costs.

Nonmanufacturing expenses increased $4.4 million versus the prior year quarter, including higher legal expenses related to SWM LIP patents.

The loss from discontinued operations, which was associated with the closure of the Malaucène, France finished tipping paper facility, declined by $0.5 million during the second quarter compared to the prior year. Net income and diluted net income per share improved versus the prior-year by $5.0 million and $0.36 per share, respectively.

Capital spending was $14.4 million and $15.9 million during the three months ended June 30, 2011 and 2010, respectively. The capital spending in 2011 was primarily due to construction and equipment spending for the RTL production facility which is being brought to a state of suspension. In 2010, the capital spending was primarily due to establishing LIP production capability in the European Union, or EU, and the construction of the RTL mill in the Philippines.

Year-to-Date Highlights

Compared to the prior year-to-date period, net sales increased $11.5 million due to changes in sales volumes of certain products and foreign currency exchange rate impacts which were partially offset by an unfavorable mix of products sold.

Gross profit was $102.3 million in the six months ended June 30, 2011, an increase of $3.5 million from the prior-year period. The gross profit margin of 26.4% increased from 26.3% in the prior-year period. Restructuring and impairment expenses were $1.7 million and $6.5 million for the six month periods ended June 30, 2011 and 2010, respectively. Operating profit was $58.0 million in the six month period ended June 30, 2011 versus $56.0 million in the prior-year period. The higher gross profit was primarily due to $11.0 million in manufacturing cost reductions primarily from the benefits of cost savings programs and operational excellence initiatives and $6.4 million in favorable impacts due to changes in sales volumes. These positive impacts were partially offset by $10.0 million higher inflationary costs primarily from $3.7 million in higher wood pulp costs and $3.6 in higher energy costs, and $3.0 million in European LIP start-up costs. Operating profit also benefited from $4.8 million in lower restructuring expense.

Nonmanufacturing expenses increased $5.4 million versus the prior year quarter, including higher legal expenses to defend our LIP patents.

The loss from discontinued operations, which was associated with the closure of the Malaucène, France finished tipping paper facility, declined by $1.3 million during the six months ending June 30, 2011 compared to the prior-year period. Net income and diluted net income per share were favorable versus the prior-year by $2.6 million and $0.25 per share, respectively.

Capital spending was $42.1 million and $25.8 million during the six months ended June 30, 2011 and 2010, respectively. The capital spending in 2011 was primarily due to construction and equipment spending for the Philippine RTL  production facility which is being brought to a state of suspension. In 2010, the capital spending was primarily due to establishing LIP production capability in the European Union, or EU, and the construction of the RTL mill in the Philippines.

Recent Developments

During July 2011, the Company entered into an agreement with the affiliates of China National Tobacco Corporation to form a joint venture to manufacture RTL in Yuxi, Yunnan Province in China to be named China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS. SWM will own 50% of the venture. The remaining prerequisites to initiating construction include receipt of final Chinese government approvals and incorporation of the joint venture.  SWM’s 50% equity contribution is expected to be approximately $25 million to $30 million and will be financed using its current credit facilities and cash generated from operations. The Company expects to begin contributing to the venture in the third quarter of 2011 and complete payments in 2012.   After a two-year construction period, SWM expects the joint venture will begin production in 2013.

As cigarette manufacturers prepare to meet the LIP requirements in the European Union in 2011, we are poised to further strengthen our market position in this premium application and improve the margin profile of our Paper segment. During the second quarter, we made our first sales of LIP papers from our new LIP facilities in Europe and achieved during June 2011 the first month of profitable operations at our new Poland facility after incurring $3.0 million in start-up costs to-date in 2011.

Administrative and Court Proceedings Relating to Papers for Lower Ignition Propensity Cigarettes

In December 2009, Miquel y Costas S.A., delfortgroup AG, and Societe Papeterie Leman SAS filed Notices of Opposition to the European Patent Office’s, or EPO, grant of European Patent  EP 1482815.  The oppositions filed by Societe Papeterie Leman and delfortgroup contend that the claim language regarding the film-forming material to have a certain viscosity was not sufficiently described, that the claims were not patentable due to a prior art reference, a reference that was disclosed by SWM to the examiner and cited by him in granting the patent, and lack of inventive step.  Societe Papeterie Leman further alleged that claim 1 is not sufficiently definite and is therefore invalid.  Miquel y Costas claims that the patent lacks novelty as to the film-former gum Arabic, that claim 1 of the patent lacks sufficient disclosure and that claim 1 also lacks novelty.  The Company will continue to defend the grant of this patent by taking necessary actions including responding to further submissions by the opponents.  Once the EPO considers that all positions have been fully briefed, it may hold a hearing to assist it in reaching a final conclusion on the oppositions.  There is no mandated timetable by which the EPO must reach a decision.  The outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution.  The patent remains in effect and fully enforceable while the opposition proceedings are pending.

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

On December 17, 2010, the Company filed a complaint with the ITC against multiple respondents, including Julius Glatz, delfortgroup, Astra Tobacco and LipTEC based on their unlawful importation into the United States, the sale for importation, and the sale within the United States after importation of certain paper wrappers used in manufacture of reduced ignition proclivity cigarettes and products that infringe, are made or produced under, or by means of, a process covered by, one or more of claims 36, 43, and 45 of United States Patent No. 6,725,867 and claims 1-6, 10-18, and 22-25 of United States Patent No. 5,878,753. We amended our complaint to add new respondents including Dosal Tobacco Corp.; Farmer’s Tobacco Co.; S M Brands, Inc.; Tantus Tobacco LLC; KenX Worldwide, LLC; Dr. Franz Feurstein GmbH and Paperfabrik Wattens GmbH Co. KG.  Our complaint requests the ITC to issue an exclusion order and cease and desist order. The ITC opened an investigation in January 2011, and issued a scheduling order that provides for a hearing October 27, 2011 through November 4, 2011. A decision by the Administrative Law Judge is due on January 27, 2012 and the Target Date for the Commission’s decision is May 29, 2012.  During this process, we anticipate that there will be numerous motions, orders and other procedural matters decided that are the normal course of an adversarial process.  Absent any of these events having a material impact on the likely outcome of the proceeding, we would not expect to comment on such matters publicly. The outcome of this action will not impact the Company’s right to produce and sell its flagship Alginex® papers for LIP cigarettes.

delfortgroup requested re-examinations by the U.S. Patent and Trademark Office, USPTO, of two our patents: U.S. Patent No. 6,725,867 and U.S. Patent No. 5,878,753. After a number of initial rejections, the USPTO opened an interpartes re-examination of Patent No. 6,725,867 and an ex-parte re-examination of Patent No. 5,878,753.  The USPTO issued an initial office action regarding Patent No. 6,725, 867 on March 17, 2011 that confirmed certain claims and that rejected other claims.  The timing of the next office action is at the discretion of the USPTO.  There can be additional preliminary office actions or a final office action.  The patent remains valid and enforceable during the pendency of the re-examination process unless and until a final order of cancellation is issued, which may then be appealed to the Patent Board at the USPTO and thereafter to the U.S. Federal Circuit.  Although expected, no office action has yet been issued in the re-examination of Patent No. 5,878,753. We anticipate any office action would be preliminary and may include rejections of some of the patent claims. During this routine office action process, the Company would have the opportunity to submit its arguments in support of the USPTO's previous decision to grant the patent claims.

In July 2011, delfortgroup filed an action in the High Court of Justice, Chancery Division, Patents Court in the United Kingdom (UK)  seeking a declaration that European Patents (UK) Nos. 0-870-437 and 1-333-729 are each invalid and petitioned for an order that they each be revoked. delfortgroup further petitioned the Court for a declaration under s. 71 Patents Act of 1977 or under the Court’s inherent jurisdiction for a declaration that the importation into and sale in the UK of paper wrappers made pursuant to a disclosed process purportedly used by delfortgroup would not constitute an infringement of any of claims 1 to 9 of European Patent (UK) No. 1-333-729.  The Company intends to contest this action and will file the required responses in a timely fashion. After our initial response, the Court may dismiss the action or establish the schedule that will govern any future proceedings. The outcome of this action will not impact the Company’s right to produce and sell its Alginex® papers for LIP cigarettes in the UK.

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010

	Three Months Ended				Consolidated Sales
Net Sales (dollars in millions)	June 30, 2011	June 30, 2010	Change	Percent Change	Volume Change

Paper	$143.2	$133.6	$9.6	7.2%	(9)%
Reconstituted Tobacco	63.0	49.0	14.0	28.6	18
Total	$206.2	$182.6	$23.6	12.9%	10%

Net sales were $206.2 million in the three month period ended June 30, 2011 compared with $182.6 million in the prior-year quarter.  The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Changes in currency exchange rates	$12.5	6.8%
Changes due to volume	11.7	6.4
Changes in product mix and selling prices	(0.6)	(0.3)
Total	$23.6	12.9%

●
Changes in currency exchange rates increased  net sales by $12.5 million, or 6.8%, in the three month period ended June 30, 2011 and primarily reflected the impact of changes in the value of the euro compared with the U.S. dollar in the second quarter of 2011 versus the prior-year quarter.

●	Unit sales volumes increased by 10% in the three month period ended June 30, 2011 versus the prior-year quarter. The increase in overall volumes positively impacted net sales by $11.7 million.

o
Sales volumes for the Paper segment decreased by 9%. Sales volume for traditional paper products declined in certain markets partially offset by a 27% increase in LIP paper sales volume. The dollar impact of increased LIP volumes more than offset the dollar impact of decline in traditional paper volume.

o
Sales volumes in the Reconstituted Tobacco segment increased by 18% primarily due to prior period inventory reductions at certain RTL customers.  Sales volumes during the second quarter of 2011 are consistent with recent experience and in line with previously announced demand decreases during 2011 from two of our largest customers.

●	A sales mix which included a higher proportion of lower-priced Paper products had an unfavorable impact of $0.6 million, or 0.3%, on net sales.

Paper segment net sales of $143.2 million in the three month period ended June 30, 2011 increased by $9.6 million, or 7.2%, versus $133.6 million in the prior-year quarter.  The increase in net sales was primarily the result of $7.1 million in foreign exchange impacts mostly due to changes in the value of the euro compared to the U.S. dollar in the second quarter of 2011 versus the prior-year quarter and $2.7 million impact of increased volumes of high-value products.

Reconstituted Tobacco segment net sales of $63.0 million in the three month period ended June 30, 2011 increased by $14.0 million, or 28.6%, compared with $49.0 million in the prior-year quarter.  The increase in net sales of the Reconstituted Tobacco segment resulted from $9.0 million in higher sales volumes and $5.4 million foreign currency impact of changes in the value of the euro versus the U.S. dollar.

Gross Profit
(dollars in millions)
	Three Months Ended
	June 30,	June 30,		Percent	Percent of Net Sales
	2011	2010	Change	Change	2011	2010
Net Sales	$206.2	$182.6	$23.6	12.9%	100.0%	100.0%

Cost of products sold	151.1	137.3	13.8	10.1	73.3	75.2
Gross Profit	$55.1	$45.3	$9.8	21.6%	26.7%	24.8%

Higher second quarter 2011 gross profit was due to $6.6 million from the Company’s cost savings and operational excellence initiatives, $5.6 million higher sales volumes impacts and $1.7 million impacts from a favorable sales mix. These positives were partially offset by $3.8 million in inflationary cost increases, primarily related to higher energy and per ton wood pulp prices, during the three month period ended June 30, 2011 compared with the prior-year quarter.  The average per ton list price of northern bleached softwood kraft pulp in the United States was $1,025 per metric ton during the three month period ended June 30, 2011 compared with $990 per metric ton during the prior-year quarter.

Nonmanufacturing Expenses
(dollars in millions)
	Three Months Ended
	June 30,	June 30,		Percent	Percent of Net Sales
	2011	2010	Change	Change	2011	2010
Selling expense	$5.5	$4.6	$0.9	19.6%	2.7%	2.5%
Research expense	2.4	2.1	0.3	14.3	1.2	1.2
General expense	14.9	10.7	4.2	39.3	7.2	5.8
Nonmanufacturing expenses	$22.8	$17.4	$5.4	31.0%	11.1%	9.5%

Nonmanufacturing expenses increased by $5.4 million to $22.8 million from $17.4 million in the prior-year quarter, including higher legal expenses to defend SWM LIP patents.

Restructuring and Impairment Expense

Restructuring and impairment expense of $0.7 million was recognized during the three month period ended June 30, 2011 related to costs to suspend construction of the RTL facility in the Philippines and employee severance expenses in France.  Total restructuring and impairment expense of $2.9 million was recognized during the prior-year quarter which was primarily due to severance expenses in France.

Operating Profit
($ in millions)
	Three Months Ended			Return on Net
	June 30,	June 30,		Sales
	2011	2010	Change	2011	2010
Paper	$10.6	$10.8	$(0.2)	7.4%	8.1%
Reconstituted Tobacco	26.3	18.1	8.2	41.7	36.9
Unallocated expenses	(5.3)	(3.9)	(1.4)
Total	$31.6	$25.0	$6.6	15.3%	13.7%

Operating profit was $31.6 million in the three month period ended June 30, 2011 compared with $25.0 million during the prior-year quarter.

The Paper segment’s operating profit was $10.6 million in the three month period ended June 30, 2011, a decrease of $0.2 million from the prior-year quarter.  The decrease was primarily due to:

●	$2.5 million in higher inflationary costs, primarily from wood pulp, labor rates and other raw material prices

●	$2.5 million in higher nonmanufacturing expenses

●	$1.7 million in European LIP start-up expenses

●	$1.8 million foreign currency impacts, primarily due to a weaker U.S. dollar relative to the Brazilian real

●
These negative factors were mostly offset by $2.4 million in lower restructuring expenses, $1.7 million favorable sales volume impact of high-value products despite lower total volumes and $3.1 million in benefits from cost saving and operational excellence initiatives

The Reconstituted Tobacco segment’s operating profit was $26.3 million in the three month period ended June 30, 2011, an $8.2 million increase from $18.1 million in the prior-year quarter.  The increase was primarily due to:

●	$3.9 million from higher sales volumes

●	$3.5 million from cost saving and operational excellence initiatives

●	$2.4 million from foreign currency exchange impacts primarily due to a weaker U.S. dollar relative to the euro

●	$1.3 million from inflationary cost increases primarily due to energy

Non-Operating Expenses

Interest expense was $0.7 million in the three month period ended June 30, 2011, an increase from $0.6 million in the prior-year quarter.  The increase in interest expense is due to higher average outstanding debt balances and higher interest rates. The Company also capitalized $0.5 million of interest expense related to the construction of the RTL facility in the Philippines and the EU LIP facility in Poland during the three months ended June 30, 2011.  The weighted average effective interest rates on our debt facilities were approximately 2.1% and 1.7% for the three month periods ended June 30, 2011 and 2010, respectively.

Other expense, net was $0.1 million and $0.2 million for the three month periods ended June 30, 2011 and 2010, respectively, primarily due to foreign currency transaction impacts net of interest income.

Income Taxes

The provision for income taxes in the three month period ended June 30, 2011 reflected an effective tax rate of 37.7% compared with 37.6% in the prior-year quarter.  The effective tax rate is higher than the statutory rate primarily due to start-up expenses of the new Polish operation and restructuring expenses of the Philippine RTL which do not create income tax benefits due to tax incentives for both of these entities. The impact of these start-up expenses increased the effective rate by 100 basis points in 2011. In Poland, the Company was granted certain tax incentives for investment in a special economic zone that are expected to substantially offset its income tax obligations for a period of time dependent upon its level of profitability. In the Philippines, the Company’s RTL entity was granted a tax holiday and certain other tax incentives effective four years after starting operations.

Income from Equity Affiliates

Income from equity affiliates was $1.1 million in the three months ended June 30, 2011 compared with $0.7 million during the three months ended June 30, 2010.  These results reflected the operations of our joint venture in China to produce cigarette papers. The improved results reflect the joint venture’s increased sales volume and favorable sales mix, including new products.

Discontinued Operations

Operations at our Malaucène mill are reported as discontinued operations for all periods presented.  Consequently, results of the Malaucène mill have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts.   In the quarter ended June 30, 2011, the results of discontinued operations included $0.7 million of accrued expenses associated with severance costs.

Net Income and Income per Share

Net income for the three month period ended June 30, 2011 was $19.8 million, or $1.14 per diluted share, compared with $14.8 million, or $0.78 per diluted share, during the prior-year quarter.  The quarter over quarter increase in net income in 2011 was primarily due to higher sales volumes, the benefits of the Company’s cost saving and operational excellence initiatives, partially offset by higher inflationary costs and nonmanufacturing expenses.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

	Six Months Ended				Consolidated Sales
Net Sales (dollars in millions)	June 30, 2011	June 30, 2010	Change	Percent Change	Volume Change

Paper	$268.3	$264.7	$3.6	1.4%	10%
Reconstituted Tobacco	118.6	110.7	7.9	7.1	3
Total	$386.9	$375.4	$11.5	3.1%	1%

Net sales were $386.9 million in the six month period ended June 30, 2011 compared with $375.4 million in the prior-year period.  The increase in net sales consisted of the following ($ in millions):
	Amount	Percent
Changes in currency exchange rates	$9.8	2.6%
Changes due to volume	7.2	1.9
Changes in product mix and selling prices	(5.5)	(1.4)
Total	$11.5	3.1%

●
Changes in currency exchange rates increased net sales of $9.8 million, or 2.6%, in the six month period ended June 30, 2011 and primarily reflected the impact of changes in the value of the euro compared with the U.S. dollar during the period versus the prior year.

●	Unit sales volumes increased by 1% in the six month period ended June 30, 2011 versus the prior-year period. The increase in overall volumes positively impacted net sales by $7.2 million.

o
Sales volumes for the Paper segment decreased by 10%. Sales volume for traditional paper products declined in certain markets partially offset by an 18% increase in LIP paper sales volume. The dollar impact of increased LIP volumes more than offset the dollar impact of decline in traditional paper volume.

o
Sales volumes in the Reconstituted Tobacco segment increased by 3% primarily due to prior period inventory reductions at certain RTL customers.  Sales volumes during the second quarter of 2011 are consistent with recent experience and in line with previously announced demand decreases during 2011 from two of our largest customers.

●	A sales mix which included a higher proportion of lower-priced Paper products had an unfavorable impact of $5.5 million, or 1.4%, on net sales.

Paper segment net sales of $268.3 million in the six month period ended June 30, 2011 increased by $3.6 million, or 1.4%, versus $264.7 million in the prior-year period.  The increase in net sales was primarily the result of $5.9 million of foreign exchange impacts mostly due to changes in the value of the euro compared to the U.S. dollar in the first half of 2011 versus the prior-year period and $3.3 million of favorable impacts of sales volumes which was partially offset by $5.6 million lower prices primarily reflecting an unfavorable mix of products sold.

Reconstituted Tobacco segment net sales of $118.6 million in the six month period ended June 30, 2011 increased by $7.9 million, or 7.1%, compared with $110.7 million in the prior-year period.  The increase in net sales of the Reconstituted Tobacco segment resulted from $3.9 million in higher sales volumes and $3.9 million due to the foreign currency impact of changes in the value of the euro versus the U.S. dollar.

Gross Profit
(dollars in millions)
	Six Months Ended
	June 30,	June 30,		Percent	Percent of Net Sales
	2011	2010	Change	Change	2011	2010
Net Sales	$386.9	$375.4	$11.5	3.1%	100.0%	100.0%

Cost of products sold	284.6	276.6	8.0	2.9	73.6	73.7
Gross Profit	$102.3	$98.8	$3.5	3.5%	26.4%	26.3%

The Company’s cost savings and operational excellence initiatives improved gross profit by $11.0 million during the six months ended June 30, 2011 compared to the prior-year period. Other positive factors included $6.4 million from higher sales volumes. Inflationary cost increases, primarily related to higher energy and per ton wood pulp prices, had an unfavorable impact on operating expenses of $10.0 million during the six month period ended June 30, 2011 compared with the prior-year period.  The average per ton list price of northern bleached softwood kraft pulp in the United States was $998 per metric ton during the six month period ended June 30, 2011 compared with $935 per metric ton during the prior-year period. Other unfavorable impacts included $3.0 million from European start-up expenses and $1.4 million of unfavorable foreign currency exchange impacts primarily from a stronger Brazilian real compared to the U.S. dollar in the first half of 2011 versus the prior-year period.

Nonmanufacturing Expenses
(dollars in millions)
	Six Months Ended
	June 30,	June 30,		Percent	Percent of Net Sales
	2011	2010	Change	Change	2011	2010
Selling expense	$10.6	$9.8	$0.8	8.2%	2.8%	2.6%
Research expense	4.4	4.1	0.3	7.3	1.1	1.1
General expense	27.6	22.4	5.2	23.2	7.1	6.0
Nonmanufacturing expenses	$42.6	$36.3	$6.3	17.4%	11.0%	9.7%

Nonmanufacturing expenses increased by $6.3 million, or 17.4%, to $42.6 million from $36.3 million in the prior-year period, including higher legal expenses to defend SWM LIP patents.

Restructuring and Impairment Expense

Restructuring and impairment expense of $1.7 million was recognized during the six month period ended June 30, 2011 related to costs resulting from the decision to suspend construction of the RTL facility in the Philippines and employee severance expenses in France.  Total restructuring and impairment expense of $6.5 million was recognized during the prior-year period which was primarily due to severance expenses in France.

Operating Profit
($ in millions)
	Six Months Ended			Return on Net
	June 30,	June 30,		Sales
	2011	2010	Change	2011	2010
Paper	$20.8	$20.0	$0.8	7.8%	7.6%
Reconstituted Tobacco	46.3	44.0	2.3	39.0	39.7
Unallocated expenses	(9.1)	(8.0)	(1.1)
Total	$58.0	$56.0	$2.0	15.0%	14.9%

Operating profit was $58.0 million in the six month period ended June 30, 2011 compared with $56.0 million during the prior-year period.

The Paper segment’s operating profit was $20.8 million in the six month period ended June 30, 2011, an increase of $0.8 million from the prior-year period.  The increase was primarily due to:

●	$7.4 million in benefits from cost saving and operational excellence initiatives

●	$5.8 million in lower restructuring expenses

●	$4.8 million sales volume impact of high-value products despite lower volumes

●
These positive factors were mostly offset by $7.4 million in higher inflationary costs, including wood pulp, energy and labor, $3.2 million of foreign currency impacts and $2.8 million in higher nonmanufacturing expenses

The Reconstituted Tobacco segment’s operating profit was $46.3 million in the six month period ended June 30, 2011, a $2.3 million increase from $44.0 million in the prior-year period. The increase was primarily due to:

●	$3.2 million in benefits from cost saving and operational excellence initiatives

●	$1.8 million from currency exchange impacts primarily due to a weaker U.S. dollar relative to the euro

●	$1.6 million from higher sales volumes

●	These positive factors were mostly partially offset by $2.6 million from higher inflationary costs primarily from energy

Non-Operating Expenses

Interest expense was $0.7 million in the six month period ended June 30, 2011, a decline from $1.0 million in the prior-year period.  The decline in interest expense is due to the capitalization of $0.9 million of interest expense related to the construction of the RTL facility in the Philippines and the EU LIP facility in Poland during the six months ended June 30, 2011.  The weighted average effective interest rates on our debt facilities were approximately 1.9% and 1.6% for the six month periods ended June 30, 2011 and 2010, respectively.

Other income, net was $0.1 million and other expense, net was $1.3 million for the six month periods ended June 30, 2011 and 2010, respectively, primarily due to interest income and foreign currency transaction impacts.

Income Taxes

The provision for income taxes in the six month period ended June 30, 2011 reflected an effective tax rate of 39.2% compared with 36.1% in the prior-year period.  The effective tax rate was impacted by 170 basis points in 2011 due to start-up expenses of the new Polish operation and restructuring expenses of the Philippine RTL which do not create income tax benefits due to tax incentives for both of these entities. In Poland, the Company was granted certain tax incentives for investment in a special economic zone that are expected to substantially offset its income tax obligations for a period of time dependent upon its level of profitability. In the Philippines, the Company’s RTL entity was granted a tax holiday and certain other tax incentives effective four years after starting operations.

Income from Equity Affiliates

Income from equity affiliates was $2.0 million in the six months ended June 30, 2011 compared with $1.3 million during the three months ended June 30, 2010.  These results reflected the operations of our joint venture in China to produce cigarette papers. The improved results reflect the joint venture’s increased sales volume and favorable sales mix, including new products.

Discontinued Operations

Operations at our Malaucène mill are reported as discontinued operations for all periods presented.  Consequently, results of the Malaucène mill have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts.   In the six months ended June 30, 2011, the results of discontinued operations included $1.0 million of accrued expenses associated with severance costs.

Net Income and Income per Share

Net income for the six month period ended June 30, 2011 was $36.0 million, or $2.05 per diluted share, compared with $33.4 million, or $1.80 per diluted share, during the prior-year period.  The increase in net income in 2011 was primarily due to the benefits of the Company’s cost saving and operational excellence initiatives and favorable volume impacts which were only partially offset by higher inflationary costs, increased nonmanufacturing expenses and currency impacts.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds available under our revolving credit facility with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant. As of June 30, 2011, $61.3 million of the Company’s $62.1 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. The Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and currently plans to repatriate such earnings only when tax effective to do so.

Cash Requirements

As of June 30, 2011, we had net operating working capital of $109.4 million and cash and cash equivalents of $62.1 million, compared with net operating working capital of $47.4 million and cash and cash equivalents of $87.3 million as of December 31, 2010.  Changes in these amounts include the impacts of changes in currency exchange rates which are not included in the changes in operating working capital presented on the consolidated statements of cash flow.

Cash Flows from Operating Activities
($ in millions)	Six Months Ended
	June 30, 2011	June 30, 2010

Net Income	$36.0	$33.4
Less: Loss from discontinued operations	0.9	2.2
Income from continuing operations	36.9	35.6
Non-cash items included in net income:
Depreciation and amortization	21.5	19.9
Restructuring-related impairment	—	0.4
Amortization of deferred revenue	(4.9)	(3.9)
Deferred income tax provision	2.0	12.3
Pension and other postretirement benefits	2.6	1.2
Stock-based compensation	2.0	3.5
Income from equity affiliate	(2.0)	(1.3)
Other items	(2.3)	(1.7)
Net changes in operating working capital	(41.0)	20.2
Net cash provided by operating activities of:
Continuing operations	14.8	86.2
Discontinued operations	(2.6)	(11.5)
Cash Provided by Operations	$12.2	$74.7

Net cash provided by operations was $12.2 million in the six months ended June 30, 2011 compared with $74.7 million provided by operations in the prior-year period.  Our net cash provided by operations changed unfavorably by $62.5 million in 2011 compared to the prior-year period, primarily due to $41.0 million unfavorable changes in operating working capital in 2011 versus favorable changes in operating working capital in 2010 of $20.2 million, a change of $61.2 million.

Operating Working Capital
($ in millions)	Six Months Ended
	June 30, 2011	June 30, 2010
Changes in operating working capital
Accounts receivable	$(8.9)	$(11.5)
Inventories	(6.4)	11.0
Prepaid expenses	(9.7)	7.0
Accounts payable	(5.6)	(4.3)
Accrued expenses	(0.6)	(1.9)
Accrued income taxes	(9.8)	19.9
Net changes in operating working capital	$(41.0)	$20.2

In the six month period ended June 30, 2011, net changes in operating working capital contributed unfavorably to cash flow by $41.0 million. The change in working capital was primarily driven by a decline in accrued expenses and accounts payable, including payments of restructuring-related severances, increased accounts receivable, inventory and timing of income tax payments.

In the prior-year period, net changes in operating working capital contributed favorably to cash flow by $20.2 million, primarily due to receipt of a French income tax refund in the 2010 period and decreases in inventory. These were partially offset by increases in accounts receivable due to higher sales and payments of previously accrued restructuring costs.

Cash Flows from Investing Activities ($ in millions)	Six Months Ended
	June 30, 2011	June 30, 2010

Capital spending	$(42.1)	$(25.8)
Capitalized software costs	(1.0)	(6.1)
Investment in equity affiliates	(2.5)	—
Other	(1.4)	2.0
Cash Used for Investing	$(47.0)	$(29.9)

Cash used for investing activities was $47.0 million in the six month period ended June 30, 2010 versus $29.9 million during the prior-year period. During the second quarter of 2011, the Company made an additional equity contribution to its Chinese paper joint venture CTM of $2.5 million and expects to contribute another $2.0 million during the remainder of 2011.

During July 2011, the Company entered into an agreement with the affiliates of China National Tobacco Corporation to form a joint venture to manufacture RTL in Yuxi, Yunnan Province in China to be named China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS. SWM will own 50% of the venture. The remaining prerequisites to initiating construction include receipt of final Chinese government approvals  and incorporation of the joint venture.  SWM’s 50% equity contribution is expected to be approximately $25 million to $30 million and will be financed using its current credit facilities and cash generated from operations. The Company expects to begin contributing to the venture in the third quarter of 2011 and complete payments in 2012.   After a two-year construction period, SWM expects the joint venture will begin production in 2013.

Capital Spending and Capitalized Software Costs

Capital spending was $42.1 million and $25.8 million in the six month periods ended June 30, 2011 and 2010, respectively.  The capital spending incurred during the six months ended June 30, 2011 was primarily due to $29.0 million for construction of a reconstituted tobacco facility in the Philippines and $4.5 million to establish an LIP production facility for the EU in Poland. During 2011, we expect to spend approximately $34 million to bring the reconstituted tobacco facility in the Philippines to a mothball state due to the previously announced change to our Asian RTL strategy. As of June 30, 2011, approximately $3 million was under contract for the Philippine RTL site.

Capitalized software costs were $1.0 million and $6.1 million for the six month periods ended June 30, 2011 and 2010, respectively.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada.  For these purposes, we expect to incur capital expenditures of approximately $2 million to $3 million in 2011 and less than $1 million in 2012, of which no material amount is the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

Total capital spending for 2011 is expected to be $55 million to $65 million, including the above projects.

Cash Flows from Financing Activities ($ in millions)	Six Months Ended
	June 30, 2011	June 30, 2010

Cash dividends paid to SWM stockholders	$(5.3)	$(5.4)
Net proceeds from (payments on) borrowings	110.2	(5.9)
Purchases of treasury stock	(104.5)	(0.8)
Proceeds from exercises of stock options	0.1	1.1
Excess tax benefits of stock-based awards	9.0	1.1
Cash Provided by (Used in) Financing	$9.5	$(9.9)

Financing activities during the six months ended June 30, 2011 included share repurchases, both open market and surrendering of restricted stock grants, of $104.5 million, net borrowings of $110.2 million and excess tax benefits of the vesting of stock-based awards of $9.0 million. Cash dividends paid to SWM stockholders were $5.3 million.

Financing activities during the prior-year period included borrowings of $49.7 million and repayments of debt totaling $55.6 million for a net repayment of $5.9 million.  Cash dividends paid to SWM stockholders were $5.4 million in the six months ended June 30, 2010.

Dividend Payments

We have declared and paid quarterly dividends of $0.15 per share since the second quarter of 1996.  On June 16, 2011, the Board of Directors authorized a quarterly cash dividend of $0.15 per share of common stock.  The dividend will be payable on September 29, 2011, to stockholders of record on August 29, 2011. We expect to continue this level of dividend.  However, the decision to declare a dividend is made quarter by quarter and is based upon a number of factors including, but not limited to, earnings, funding of strategic opportunities and our financial condition.  A decision could be made to cancel, suspend, modify or change the form of future dividend payments.

Share Repurchases

We repurchased 1,946,806 shares of our common stock during the six month period ended June 30, 2011 at a cost of $104.5 million, including $88.7 million in open market purchases and $15.8 million for the value of employees’ stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Debt Instruments and Related Covenants
($ in millions)	Six Months Ended
	June 30, 2011	June 30, 2010
Changes in short-term debt	$0.7	$1.7
Proceeds from issuances of long-term debt	204.5	48.0
Payments on long-term debt	(95.0)	(55.6)
Net proceeds from (payments on) borrowings	$110.2	$(5.9)

Net proceeds from long-term debt were $109.5 million and proceeds from short-term debt were $0.7 million during the six months ended June 30, 2011.  The Company anticipates additional borrowings in the range of approximately $15 million to $20 million during 2011. With this level of borrowing and forecasted results, we expect to remain in compliance with our Credit Agreement financial covenants.

In May 2011, the Company entered into a new unsecured revolving credit facility, or Credit Agreement which replaced its former credit facility executed on July 20, 2006 that was scheduled to expire in July 2012. The five-year revolving Credit Agreement provides for borrowing capacity of approximately $225 million and includes a $100 million equivalent sub-limit available in euros, a $25 million equivalent sub-limit available in Philippine pesos.  Availability under the Credit Agreement was $80.8 million as of June 30, 2011. We also had availability under our bank overdraft facilities and lines of credit of $49.2 million as of June 30, 2011.

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a Maximum Net Debt to EBITDA Ratio of 3.00 and (b) Minimum Interest Coverage of 3.50. The Company was in compliance with its financial covenants at June 30, 2011.

Our total debt to capital ratios at June 30, 2011 and December 31, 2010 were 25.3% and 9.0%, respectively.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits.  Our pension obligations are funded by our separate pension trusts, which held $121.5 million in assets at December 31, 2010.  The combined postretirement benefit obligation of our U.S. and French pension plans was underfunded by $45.4 million as of December 31, 2010.  We are not required to make contributions to these plans during 2011.

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

Outlook

SWM’s 2011 performance is beginning to benefit from LIP sales in Europe and improved results in our RTL business, especially compared to a weak 2010 second quarter.  We began commercial sales from our new LIP facilities in Europe and in June generated the first profitable month of operations at our new primary European LIP production facility in Poland. Second quarter earnings benefited significantly from our operational excellence initiatives which more than offset continued wood pulp and energy cost increases as well as increased nonmanufacturing expenses.

In early July, we signed an agreement with the affiliates of China National Tobacco Corporation to form China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd, or CTS, to be located at a site in Yuxi, Yunnan province.  Also during the second quarter, we repurchased 1.1 million shares of SWM stock on the open market and by early July completed the $75 million buyback authorization from our Board of Directors.  Including July activity, year-to-date repurchases of 2.2 million shares reduced total shares outstanding by 12%.  The repurchases are expected to be accretive to earnings by approximately $0.40 per share in 2011.

The expected annual growth in our earnings stems from European LIP demand that we project to ramp progressively through the second half of 2011 until we reach an approximate 40% share of the European market.  RTL results will likely be lower than first half 2011 results but somewhat improved over previous 2011 expectations. Across our operations, the primary factor pressuring earnings is continued inflation in energy costs and wood pulp costs.  We are confident our continued success in driving cost reductions through our cost savings and lean manufacturing efforts will help mitigate inflationary impacts until selling price adjusters begin to provide some recovery later this year.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act.  These statements include those in the “Outlook” section and our expectations elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operation, and in “Risk Factors” in Item 1A.  They also include statements containing “expect,” “anticipate,” “project,” “appears,” “should,” “could,” “may,” “typically” and similar words.  Actual results may differ materially from the results suggested by these statements for a number of reasons, including the following:

●
Schweitzer-Mauduit has manufacturing facilities in seven countries, a joint venture in China, and sells products in over 90 countries. As a result, it is subject to a variety of import and export, tax, foreign currency, labor and other regulations within these countries. Changes in these regulations, or adverse interpretations or applications, as well as changes in currency exchange rates, could adversely impact the Company’s business in a variety of ways, including increasing expenses, decreasing sales, limiting its ability to repatriate funds and generally limiting its ability to conduct business. In Brazil, we are currently generating more value-added tax credits than we utilize. As of June 30, 2011, these credits totaled $17.8 million. We have applied for a special government action to obtain tax exempt status in the state of Rio de Janeiro to enable more rapid utilization of these credits. We expect approval and, if successful, this and other actions should allow our Brazilian operation to utilize more credits than it generates on an annual basis. These credits do not expire; however, if the exemption is not obtained, we may record an allowance for a significant portion of the balance.

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

●
The demand for our reconstituted tobacco leaf product is subject to change depending on the rate at which this product is included in the blend that forms the column of tobacco in various cigarette brands as well as the supply and cost of natural tobacco leaf, which serves to an extent as a substitute for reconstituted tobacco. A change in the inclusion rate or the dynamics of the natural leaf tobacco market can have a material adverse affect on the volume of reconstituted tobacco sales, the price for reconstituted tobacco or both, either of which can have a material adverse effect on our earnings from that product line. In past years, the Company has experienced the adverse effects for one or more years related to changes in the demand and supply relationship for natural leaf.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at June 30, 2011 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2011. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table indicates the amount of shares of the Company’s common stock it has repurchased during 2011 and the remaining amount of share repurchases currently authorized by our Board of Directors as of June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum amount of shares that May Yet Be Purchased under the Programs
			(# shares)	($ in millions)	($ in millions)
First Quarter 2011	803,337	$57.09	525,000	$30.0
April 2011	—	—	—	—
May 2011	262,800	49.57	262,800	13.0
June 2011	880,669	51.80	880,669	45.7
Total Year-to-Date 2011	1,946,806	$54.00	1,668,469	$88.7	$16.3	*
 *During July 2011, the Company repurchased 291,741 shares for $16.3 million which completed the $75 million repurchase authorization from its Board of Directors.

The Company sometimes uses corporate 10b5-1 plans so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits:
10.14	Credit Agreement, dated May 12, 2011, among Schweitzer-Mauduit International Inc., and Schweitzer-Mauduit RTL Philippines Inc. and a group of banks. †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flow, (iv) the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income and (v) Notes to Consolidated Financial Statements. (Furnished herewith.)

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

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ PETER J. THOMPSON	By:	/s/ MARK A. SPEARS
	Peter J. Thompson		Mark A. Spears
	Executive Vice President, Finance		Corporate Controller
	& Strategic Planning		(principal accounting officer)
(duly authorized officer and
principal financial officer)

	August 3, 2011		August 3, 2011

GLOSSARY OF TERMS

The following are definitions of certain terms used in our Form 10-Q and 10-K filings:

●	“Banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.

●	“Binder” is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.

●	“Cigarette paper” wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.

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

●
“Net debt to EBITDA ratio” is a financial measurement used in bank covenants where “ Net Debt  “ is defined as consolidated total debt minus unrestricted cash and cash equivalents in excess of $15 million, and “EBITDA” is defined as net income plus the sum of interest expense, income tax expense, depreciation and amortization, non-cash restructuring and impairment charges, earnings attributable to the minority interest to the extent such earnings are received by the Company and all other non-cash charges minus amortization of deferred revenue and minority interest in the earnings of subsidiaries to the extent such earnings are distributed to holders other than the Company.

●	“Net debt to capital ratio” is total debt less cash and cash equivalents, divided by the sum of total debt, noncontrolling interest and total stockholders’ equity.

●	“Net debt to equity ratio” is total debt less cash and cash equivalents, divided by the sum of noncontrolling interest and total stockholders’ equity.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended June 30, 2011
INDEX TO EXHIBITS

Exhibit
Number	Description

10.14	—	Credit Agreement, dated May 12, 2011, among Schweitzer-Mauduit International Inc., and Schweitzer-Mauduit RTL Philippines Inc. and a group of banks.†

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	—	XBRL Instance Document.**

101.SCH	—	XBRL Taxonomy Schema Document.**

101.CAL	—	XBRL Calculation Linkbase Document.**

101. DEF	—	XBRL Taxonomy Definition Linkbase Document.**

101.LAB	—	XBRL Taxonomy Label Linkbase Document.**

101.PRE	—	XBRL Taxonomy Presentation Linkbase Document.**

*	These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”
†	Exhibit has been redacted pursuant to a Confidentiality Request under Rule 24(b)-2 of the Securities Exchange Act of 1934.