Form 10-Q
period 2011-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2011-11-02
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2011
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

There were 16,168,842 shares of common stock, par value $0.10 per share, of the registrant outstanding as of October 28, 2011.

PART I

ITEM 1.  FINANCIAL STATEMENTS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Sales	$211.2	$182.0	$598.1	$557.4
Cost of products sold	154.9	132.5	439.5	409.1
Gross Profit	56.3	49.5	158.6	148.3

Selling expense	5.7	4.5	16.3	14.3
Research expense	2.3	2.1	6.7	6.2
General expense	14.6	11.5	42.2	33.9
Total nonmanufacturing expenses	22.6	18.1	65.2	54.4

Valuation allowance on ICMS business tax credits	15.9	—	15.9	—
Restructuring and impairment expense	6.6	0.7	8.3	7.2
Operating Profit	11.2	30.7	69.2	86.7
Interest expense	1.1	0.4	1.8	1.4
Other income (expense), net	(1.1)	0.8	(1.0)	(0.5)
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	9.0	31.1	66.4	84.8

Provision for income taxes	0.9	10.7	23.4	30.1
Income from equity affiliates	1.4	0.8	3.4	2.1
Income from Continuing Operations	9.5	21.2	46.4	56.8
Loss from Discontinued Operations	(0.5)	(3.0)	(1.4)	(5.2)
Net Income	$9.0	$18.2	$45.0	$51.6

Net Income (Loss) per Share - Basic:
Income per share from continuing operations	$0.60	$1.16	$2.72	$3.12
Loss per share from discontinued operations	(0.02)	(0.16)	(0.08)	(0.28)
Net income per share – basic	$0.58	$1.00	$2.64	$2.84

Net Income (Loss) per Share – Diluted:
Income per share from continuing operations	$0.60	$1.14	$2.70	$3.06
Loss per share from discontinued operations	(0.03)	(0.16)	(0.08)	(0.28)
Net income per share – diluted	$0.57	$0.98	$2.62	$2.78

Cash Dividends Declared Per Share	$0.15	$0.15	$0.45	$0.45

Weighted Average Shares Outstanding:

Basic	15,957,100	17,641,000	16,827,200	17,755,100

Diluted	16,095,600	18,007,200	16,951,600	18,101,900
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$61.3	$87.3
Accounts receivable	117.9	98.9
Inventories	111.8	113.8
Income taxes receivable	11.5	0.9
Other current assets	11.6	11.9
Total Current Assets	314.1	312.8

Property, Plant and Equipment, net	439.9	440.8
Deferred Income Tax Benefits	12.4	11.8
Investment in Equity Affiliates	29.9	20.5
Goodwill and Intangible Assets	7.8	8.8
Other Assets	34.0	55.7
Total Assets	$838.1	$850.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$5.0	$8.7
Accounts payable	57.3	66.4
Accrued expenses	87.0	105.6
Current deferred revenue	—	6.0
Total Current Liabilities	149.3	186.7

Long-Term Debt	159.9	43.1
Pension and Other Postretirement Benefits	40.0	46.3
Deferred Income Tax Liabilities	22.9	28.9
Other Liabilities	25.0	21.2
Total Liabilities	397.1	326.2

Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 18,732,013 and 18,721,474 shares issued at September 30, 2011 and December 31, 2010, respectively; 16,121,806 and 18,027,903 shares outstanding at September 30, 2011 and December 31, 2010, respectively	1.9	1.9
Additional paid-in-capital	208.0	208.8
Common stock in treasury, at cost, 2,610,207 and 693,571 shares at September 30, 2011 and December 31, 2010, respectively	(132.1)	(24.4)
Retained earnings	373.7	336.4
Accumulated other comprehensive (loss) income, net of tax	(10.5)	1.5
Total Stockholders’ Equity	441.0	524.2
Total Liabilities and Stockholders’ Equity	$838.1	$850.4
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	18,633,235	$1.9	$205.7	758,350	$(14.0)	$281.9	$6.7	$482.2
Net income for the nine months ended September 30, 2010						51.6		51.6
Adjustments to unrealized foreign currency translation							1.1	1.1
Changes in fair value of derivative instruments, net of tax							(1.1)	(1.1)
Amortization of postretirement benefit plans’ costs, net of tax							1.7	1.7
Comprehensive income, net of tax								53.3

Dividends declared ($0.45 per share)						(8.1)		(8.1)
Restricted stock issuances, net			(8.6)	(453,473)	8.6			—
Stock-based employee compensation expense			5.6					5.6
Excess tax benefits of stock-based employee compensation			1.3					1.3
Stock issued to directors as compensation	1,939		0.1					0.1
Issuance of shares for options exercised	63,966		1.6					1.6
Purchases of treasury stock				388,694	(19.0)			(19.0)
Balance, September 30, 2010	18,699,140	$1.9	$205.7	693,571	$(24.4)	$325.4	$8.4	$517.0

Balance, December 31, 2010	18,721,474	$1.9	$208.8	693,571	$(24.4)	$336.4	$1.5	$524.2
Net income for the nine months ended September 30, 2011						45.0		45.0
Adjustments to unrealized foreign currency translation							(8.9)	(8.9)
Changes in fair value of derivative instruments, net of tax							(5.8)	(5.8)
Amortization of postretirement benefit plans’ costs, net of tax							2.7	2.7
Comprehensive income, net of tax								33.0

Dividends declared ($0.45 per share)						(7.7)		(7.7)
Restricted stock issuances, net			(13.2)	(318,560)	13.2			—
Stock-based employee compensation expense			3.0					3.0
Excess tax benefits of stock-based employee compensation			9.1					9.1
Stock issued to directors as compensation	476		—					—
Issuance of shares for options exercised	10,063		0.3	(1,649)				0.3
Purchases of treasury stock				2,236,845	(120.9)			(120.9)
Balance, September 30, 2011	18,732,013	$1.9	$208.0	2,610,207	$(132.1)	$373.7	$(10.5)	$441.0
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Operations
Net income	$45.0	$51.6
Less: Loss from discontinued operations	1.4	5.2
Income from continuing operations	46.4	56.8

Non-cash items included in net income:
Depreciation and amortization	33.0	29.6
Restructuring-related impairment	3.4	0.5
Valuation allowance on ICMS business tax credits	15.9	—
Amortization of deferred revenue	(6.0)	(6.0)
Deferred income tax provision (benefit)	(6.3)	20.6
Pension and other postretirement benefits	(2.4)	1.6
Stock-based compensation	3.0	5.6
Income from equity affiliate	(3.4)	(2.1)
Excess tax benefits of stock-based awards	(9.1)	(1.3)
Other items	(3.1)	(2.8)
Net changes in operating working capital	(29.2)	22.1
Net cash provided (used) by operating activities of:
- Continuing operations	42.2	124.6
- Discontinued operations	(4.3)	(19.4)
Cash Provided by Operations	37.9	105.2

Investing
Capital spending	(51.9)	(45.7)
Capitalized software costs	(1.2)	(8.3)
Investment in equity affiliates	(5.3)	—
Other investing	2.7	0.4
Cash Used for Investing	(55.7)	(53.6)

Financing
Cash dividends paid to SWM stockholders	(7.7)	(8.1)
Changes in short-term debt	(2.9)	2.9
Proceeds from issuances of long-term debt	218.7	48.1
Payments on long-term debt	(103.3)	(55.9)
Purchases of treasury stock	(120.9)	(19.0)
Proceeds from exercise of stock options	0.3	1.6
Excess tax benefits of stock-based awards	9.1	1.3
Cash Used in Financing	(6.7)	(29.1)

Effect of Exchange Rate Changes on Cash	(1.5)	1.3

Increase (Decrease) in Cash and Cash Equivalents	(26.0)	23.8

Cash and Cash Equivalents at beginning of period	87.3	56.9

Cash and Cash Equivalents at end of period	$61.3	$80.7

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

The Company is a manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, banded and print banded papers for the production of lower ignition propensity, or LIP, cigarettes and the leading independent producer of RTL used in producing blended cigarettes. The Company conducts business in over 90 countries and currently operates 11 production locations worldwide, with mills in the United States, France, the Philippines, Indonesia, Brazil and Poland. The Company also has a 50% equity interest in two joint ventures in China.

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

The results of operations for the three month and nine month periods ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 25, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and wholly-owned, majority-owned and controlled subsidiaries. The Company’s share of the net income of its 50% owned joint ventures in China are included in the consolidated statements of income as income from equity affiliates. All significant intercompany balances and transactions have been eliminated.

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

Restructuring expense incurred during all periods presented primarily related to additional severances , claims from employees for additional severances and environmental remediation costs.

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations ($ in millions):

	September 30, 2011	December 31, 2010
Assets of discontinued operations:
Current assets	$1.2	$3.9
Noncurrent deferred income tax benefits	8.8	8.0
Other assets – assets held for sale	0.4	0.4

Liabilities of discontinued operations:
Current liabilities	8.4	12.2

Summary comparative financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Net sales	$—	$—	$—	$0.6
Restructuring and impairment expense	0.5	4.6	1.5	6.9
Loss from discontinued operations before income taxes	(0.6)	(4.6)	(2.1)	(7.9)
Income tax benefit	0.1	1.6	0.7	2.7
Loss from discontinued operations	$(0.5)	$(3.0)	$(1.4)	$(5.2)

Restructuring liabilities related to discontinued operations were classified within accrued expenses in each of the September 30, 2011 and December 31, 2010 consolidated balance sheets. Changes in the restructuring liabilities during 2011 and 2010 are summarized as follows ($ in millions):

	Nine Months Ended	Year Ended
	September 30, 2011	December 31, 2010
Balance at beginning of year	$9.2	$20.9
Accruals for announced programs	1.2	7.7
Cash payments	(4.2)	(17.8)
Exchange rate impacts	0.1	(1.6)
Balance at end of period	$6.3	$9.2

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

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Numerator (basic and diluted):
Net income	$9.0	$18.2	$45.0	$51.6
Less: Dividends paid to participating securities	—	(0.1)	(0.1)	(0.2)
Less: Undistributed earnings available to participating securities	—	(0.4)	(0.5)	(1.0)
Undistributed and distributed earnings available to common shareholders	$9.0	$17.7	$44.4	$50.4

Denominator:
Average number of common shares outstanding	15,957.1	17,641.0	16,827.2	17,755.1
Effect of dilutive stock-based compensation	138.5	366.2	124.4	346.8
Average number of common and potential common shares outstanding	16,095.6	18,007.2	16,951.6	18,101.9

There were no anti-dilutive stock options during the three month or nine month periods ended September 30, 2011 or 2010.

NOTE 4. INVENTORIES

The following schedule details inventories by major class ($ in millions):

	September 30, 2011	December 31, 2010
Raw materials	$29.6	$31.7
Work in process	25.7	23.8
Finished goods	36.3	37.1
Supplies and other	20.2	21.2
Total	$111.8	$113.8

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for each segment for the nine months ended September 30, 2011 were as follows ($ in millions):

	Reconstituted Tobacco	Paper	Total
Goodwill	$5.8	$2.7	$8.5
Accumulated impairment losses	—	(2.7)	(2.7)
Balance as of January 1, 2011	5.8	—	5.8

Foreign currency translation adjustments	0.1	—	0.1

Goodwill	$5.9	$2.7	$8.6
Accumulated impairment losses	—	(2.7)	(2.7)
Balance as of September 30, 2011	$5.9	$—	$5.9

The gross carrying amount and accumulated amortization for amortizable intangible assets consisted of the following ($ in millions):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Customer-related intangibles (Reconstituted Tobacco Segment)	$10.0	$8.1	$1.9	$10.0	$7.0	$3.0

*  Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $0.3 million and $1.1 million for the three months and nine months ended September 30, 2011, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2010, respectively. The Company’s customer-related intangibles are amortized to expense using the 150% declining balance method over a 6-year life. Estimated amortization expense for the next three fiscal years is as follows (in millions of dollars): 2011—$1.6 million, 2012—$1.2 million, and 2013—$0.2 million.

NOTE 6. RESTRUCTURING ACTIVITIES AND ICMS VALUATION ALLOWANCE

Restructuring Activities

The Company incurred restructuring expenses of $6.6 million and $0.7 million in the three month periods ended September 30, 2011 and 2010, respectively, and $8.3 million and $7.2 million in the nine month periods ended September 30, 2011 and 2010, respectively, in connection with previously announced restructuring activities.

In the Paper segment, rationalization of base paper manufacturing footprint included restructuring actions to close the Lee Mills facilities in Lee, Massachusetts beginning in 2008, workforce reductions and shutting down a paper machine in Spotswood, New Jersey in 2009, workforce reductions and a small machine impairment in Quimperle, France in 2009 and a workforce reduction in Brazil in 2010.

The Paper segment expense of $3.2 million and $3.7 million for the three months and nine months ended September 30, 2011, respectively, included $3.2 million related to an early retirement plan offered to 40 French employees of PdM as part of the 2009 workforce reduction. The total cost of the plan, which is expected to be approximately $9.0 million, will be recognized over the remaining required service period of the participants through 2014 and paid to participants through their respective normal retirement ages through 2018. In 2010, primarily all Paper segment restructuring expense in each period was related to severances that were recorded over the remaining service periods of the affected employees.

The Reconstituted Tobacco segment expense of $3.4 million and $4.6 million for the three months and nine months ended September 30, 2011, respectively, included $3.4 million impairment of RTL Philippines equipment requiring rework before it can be sold. In January 2011, the Company learned of decreased RTL needs of a major customer. As a consequence, management decided to suspend the construction of the RTL facility in the Philippines. During the third quarter, the Company updated its impairment analysis of its investment in the Philippine RTL facility and recorded an impairment charge. Restructuring and impairment expense for the nine months ended September 30, 2011 also included $1.2 million of expense related to severances and related suspension costs. The carrying value of the Philippine RTL facility was $71.9 million as of September 30, 2011.

Restructuring liabilities were classified within accrued expenses in each of the consolidated balance sheets as of September 30, 2011 and December 31, 2010. Changes in the restructuring liabilities during the nine month period ended September 30, 2011 and the year ended December 31, 2010 are summarized as follows ($ in millions):

	Nine Months Ended	Year Ended
	September 30, 2011	December 31, 2010
Balance at beginning of year	$10.0	$12.1
Accruals for announced programs	4.9	10.2
Cash payments	(8.3)	(11.2)
Exchange rate impacts	—	(1.1)
Balance at end of period	$6.6	$10.0

ICMS Valuation Allowance

In the Paper segment, our operations in Brazil are currently generating more value-added tax credits than we utilize. During the three months ended September 30, 2011, the Company recorded a $15.9 million valuation allowance against the entire carrying value of its Imposto sobre Circulaçăo de Mercadorias e Serviços, or ICMS, business tax credits in Brazil. The Company had been seeking a special government action to obtain tax exempt status for the paper industry to enable more rapid utilization of these credits. During the third quarter of 2011, the government of Rio de Janeiro state signed into law an action; however, the action included certain limitations on the use of these credits for the paper industry and has a finite life of 48 months. As a result, utilization of the Company's credits may be delayed barring other changes outside of the Company's control. The credits do not expire. The Company is still pursuing other actions to utilize its credits. Future material changes as a result of new legislation or a change in our operations will be reported separately. Charges and credits associated with normal ongoing activity will be included in Cost of Products Sold in the Consolidated Statements of Income.

NOTE 7. DEBT

Total debt is summarized in the following table ($ in millions):

	September 30, 2011	December 31, 2010
Revolving Credit Agreement	$147.8	$—
Euro Revolver	—	33.5
French Employee Profit Sharing	12.6	11.2
Bank Overdrafts	2.3	6.6
Other	2.2	0.5
Total Debt	164.9	51.8
Less: Current debt	(5.0)	(8.7)
Long-Term Debt	$159.9	$43.1

Credit Agreement

In May 2011, the Company entered into a new unsecured revolving credit facility, or Credit Agreement, which replaced its former credit facility executed on July 20, 2006 that was scheduled to expire in July 2012.

The five-year revolving Credit Agreement provides for borrowing capacity of approximately $225 million with an option to increase borrowing capacity by $100 million and includes a $100 million equivalent sub-limit available in euro, of which €25 million was drawn at September 30, 2011, and a $25 million equivalent sub-limit available in Philippine pesos. The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a Maximum Net Debt to EBITDA Ratio of 3.00 and (b) Minimum Interest Coverage of 3.50. The Company was in compliance with its financial covenants at September 30, 2011.

Under the Credit Agreement, interest rates are based on the London Interbank Offered Rate plus an applicable margin that varies from 1.25% to 2.00% depending on the Net Debt to EBITDA Ratio, as defined in the Credit Agreement.  The Company will incur commitment fees at an annual rate of 0.20% to 0.30% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to EBITDA Ratio. As of September 30, 2011, the applicable interest rate on Credit Agreement borrowings was 1.50% on US Dollar borrowings and 2.59% on euro borrowings.

Interest Expense and Rate Swap Agreements

The Company capitalized $0.2 million and $1.1 million of interest expense in the three and nine months ended September 30, 2011, respectively, due to construction of a RTL facility in the Philippines and the EU LIP facility in Poland.

The Company maintains interest rate swap agreements on portions of its long-term debt. As a result, as of September 30, 2011, the LIBOR rates on $33.0 million of the Company’s variable-rate long-term debt were fixed at 2.1% through March 2012. The impact of the swap agreements on the consolidated financial statements was not material for the three months and nine months ended September 30, 2011 and 2010. See Note 8. Derivatives for more information.

Fair Value of Debt

At September 30, 2011 and December 31, 2010, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts since the interest rates were variable and based on current market indices.

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

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at September 30, 2011 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$1.1	Accounts Payable	$0.2
Foreign exchange contracts	Property, Plant & Equipment	0.3	Other Liabilities	3.5
Foreign exchange contracts	Other Assets	(0.4)
Total derivatives designated as hedges		1.0		3.7

Derivatives not designated as hedges:
Interest rate contracts	Other Assets	—	Other Liabilities	0.3
Foreign exchange contracts	Accounts Receivable	0.6	Accounts Payable	—
Total derivatives not designated as hedges		0.6		0.3
Total derivatives		$1.6		$4.0

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

The Effect of Cash Flow Hedge Derivative Instruments on the Consolidated Statement of Income
for the Three and Nine Months Ended September 30, 2011
	Change in AOCI Gain /(Loss)	Location of Gain /(Loss) reclassified from AOCI into Income (Effective Portion)	Gain /(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain / (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain / (Loss) Recognized in Income (Ineffective Portion and Amount excluded from Effectiveness Testing)
Derivatives designated as hedges:
Three Months Ended:
Foreign exchange contracts	$(10.2)	Net Sales	$1.4	Other Income/ (Expense)	$—

Nine Months Ended:
Foreign exchange contracts	$(5.8)	Net Sales	$4.6	Other Income/ (Expense)	$—

The Effect of Cash Flow Hedge Derivative Instruments on the Consolidated Statement of Income
for the Three and Nine Months Ended September 30, 2010
	Change in AOCI Gain /(Loss)	Location of Gain /(Loss) reclassified from AOCI into Income (Effective Portion)	Gain /(Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain / (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain / (Loss) Recognized in Income (Ineffective Portion and Amount excluded from Effectiveness Testing)
Derivatives designated as hedges:
Three Months Ended:
Foreign exchange contracts	$(1.8)	Net Sales	$2.1	Other Income/ (Expense)	$—

Nine Months Ended:
Foreign exchange contracts	$(4.7)	Net Sales	$5.5	Other Income/ (Expense)	$—

The following tables provide the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives not designated as hedging instruments	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives for the Three Months Ended
		September 30, 2011	September 30, 2010
Interest rate contracts	Other Income / Expense	$0.1	$(0.1)
Foreign exchange contracts	Other Income / Expense	3.5	—
Total		$3.6	$(0.1)

Derivatives not designated as hedging instruments	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives for the Nine Months Ended
		September 30, 2011	September 30, 2010
Interest rate contracts	Other Income / Expense	$0.4	$(0.5)
Foreign exchange contracts	Other Income / Expense	2.5	(0.1)
Total		$2.9	$(0.6)

NOTE 9. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various legal proceedings and disputes (see Note 17, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010). Except as noted below, there have been no material developments to these matters during 2011.

On September 30, 2011, the United States District Court for the Northern District of Georgia dismissed with prejudice the March 31, 2010, City of Pontiac General Employees' Retirement System, individually and on behalf of all others similarly situated, suit against Schweitzer-Mauduit International, Inc., its Chief Executive Officer, Frédéric P. Villoutreix, and its Chief Financial Officer, Peter J. Thompson, for alleged violations of certain sections and rules of the Securities Act of 1934. The plaintiffs' identified a putative class period covering August 5, 2009 to February 10, 2010. The primary allegations of the suit contended that the defendants misrepresented the strength of the Company's competitive position in the U.S. and its ability to withstand European competition, particularly in the area of lower ignition propensity papers. Further, the complaint alleged that the defendants concealed threats to the Company's relationship with Phillip Morris USA, Inc. As a consequence of these alleged misrepresentations or omissions, the plaintiffs contended that the Company's stock price was artificially inflated causing the plaintiffs to be damaged in an unspecified amount. The Company did not record any liability associated with this matter and incurred no expense other than its defense costs to conclude this matter.

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

Both assessments are presently on appeal before the Federal Supreme Court, which is the last step in their full adjudication.  No docket entry has been made yet regarding argument on either assessment.  SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. Based on the foreign currency exchange rate at September 30, 2011, the Assessment totaled approximately $32.3 million, of which approximately $17.6 million is covered by the above-discussed indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation of the Assessment under the facts and law as presently understood.

Environmental Matters

The Company’s operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of the Company’s operations exposes it to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. While the Company has incurred in the past several years, and will continue to incur capital and operating expenditures in order to comply with environmental laws and regulations, it believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation and monitoring of certain hazardous waste disposal sites, or as a result of environmental remediation associated with any of its plant closures, will not have a material effect on its financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or future claims for remediation of contamination of sites presently or previously owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material effect on its financial condition or results of operations.

Other

Beginning in 2009 and through December 2010, Philip Morris – USA included in its payments against invoices for banded papers a notice that it disputes the manner in which the Company has calculated costs for banded cigarette papers under a cost-plus based contract for this product. Such action is required under the applicable law to preserve Philip Morris-USA’s right to bring a claim to recover the alleged overpayments, which to date Philip Morris-USA has not done. Currently, the disputed portion of the payments made by Philip Morris-USA is approximately $24.4 million. The Company believes that it has properly calculated the amount it invoiced and has not recorded any provision for loss associated with this unasserted claim. The ultimate resolution of this dispute, if unfavorable to the Company, could have a material effect on the Company’s financial statements.

NOTE 10. POSTRETIREMENT AND OTHER BENEFITS

The Company sponsors pension benefits in the United States, France, the Philippines and Canada and postretirement healthcare and life insurance, or OPEB, benefits in the United States and Canada. The Company’s Canadian and Philippines pension and OPEB benefits are not material and therefore are not included in the following disclosures.

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three and nine month periods ended September 30, 2011 and 2010 were as follows ($ in millions):

	Three Months Ended September 30
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$0.2	$0.2	$—	$0.1
Interest cost	1.6	1.5	0.4	0.4	—	—
Expected return on plan assets	(2.0)	(2.2)	(0.1)	(0.2)	—	—
Amortizations and other	1.1	0.7	0.3	0.1	—	—
Net periodic benefit cost	$0.7	$—	$0.8	$0.5	$—	$0.1

	Nine Months Ended September 30
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$0.7	$0.6	$0.1	$0.1
Interest cost	4.6	4.7	1.1	1.0	0.4	0.5
Expected return on plan assets	(5.8)	(6.6)	(0.4)	(0.6)	—	—
Amortizations and other	3.3	2.3	0.7	0.3	—	—
Net periodic benefit cost	$2.1	$0.4	$2.1	$1.3	$0.5	$0.6

During the full-year 2011, the Company expects to recognize approximately $4.8 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $0.9 million for its French pension plans.

The Company contributed $6.0 million to its U.S. pension plan during the three and nine months ended September 30, 2011. The Company paid $0.3 million and $0.8 million during the three month and nine month periods ended September 30, 2011, respectively, for its U.S. OPEB benefits and expects to pay a total of approximately $1 million during the full-year 2011 for such benefits.

NOTE 11. INCOME TAXES

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision (benefit) for income taxes is as follows ($ in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
Tax provision at U.S. statutory rate	$3.1	35.0%	$10.9	35.0%	$23.2	35.0%	$29.7	35.0%
Tax benefits of foreign legal structure	(1.3)	(15.0)	(0.7)	(2.2)	(2.6)	(3.9)	(1.3)	(1.5)
Foreign tax incentives	(0.9)	(10.0)	—	—	0.1	0.1	0.1	0.1
Other foreign taxes, net	1.0	11.0	0.6	1.9	3.0	4.5	1.8	2.1
Other, net	(1.0)	(11.0)	(0.1)	(0.3)	(0.3)	(0.5)	(0.2)	(0.2)
Provision for income taxes	$0.9	10.0%	$10.7	34.4%	$23.4	35.2%	$30.1	35.5%

Tax benefits of foreign legal structure result from net foreign tax deductions from the restructuring of the Company’s foreign operations in 2003. The proportionate effect of this item on the overall effective income tax rate decreases as earnings increase.  Losses realized during the three and nine months ended September 30, 2011 and 2010 at RTL-Philippines are not deductible for income tax purposes in the Philippines due to the presence of tax incentives.  Therefore, these losses have the effect of increasing SWM’s effective income tax rate.

The Company applied for certain tax incentives in Poland for investment in a special economic zone. These incentives are in the form of credits that will offset qualified taxable income for a limited period of time. Based on granted incentives, commitments achieved, including maintaining certain employment levels, and qualified investment through September 30, 2011, the Company has available credits for which we recorded deferred income tax assets of approximately $12 million, of which approximately $1 million has already been utilized to offset current taxable income through September 30, 2011, and an additional $1 million has been recognized as a net deferred income tax asset at September 30, 2011. Until the November 2011 expected effective date of LIP regulation in the EU, we have recorded a valuation allowance of $10 million to reduce this deferred tax asset to an amount recoverable based on confirmed customer orders.

At September 30, 2011 and December 31, 2010, the Company had no significant unrecognized tax benefits related to income taxes. The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement. There were no material income tax penalties or interest accrued during either of the three or nine month periods ended September 30, 2011 or 2010.

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2006.

NOTE 12. SEGMENT INFORMATION

Effective during the first quarter of 2011, the Company realigned its management structure to evaluate its business based on product lines in addition to geographies. The realignment resulted in an external reporting segment change to product lines from geographies. The Company's two operating product line segments are also the Company's reportable segments: Paper and Reconstituted Tobacco. The Paper segment primarily produces Cigarette Papers such as cigarette papers, including LIP papers, plug wrap papers and base tipping papers used to wrap various parts of a cigarette for sale to cigarette manufacturers. The Paper segment also includes commercial and industrial products such as lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter paper and other specialized papers. These non-tobacco industry products are generally sold directly to converters and other end-users or brokers. The Reconstituted Tobacco segment produces reconstituted tobacco leaf, or RTL, and wrapper and binder products for sale to cigarette and cigar manufacturers.

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

Net Sales
($ in millions)

	Three Months Ended				Nine Months Ended
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
Paper	$157.1	74.4%	$130.0	71.4%	$425.4	71.1%	$394.7	70.8%
Reconstituted Tobacco	54.1	25.6	52.0	28.6	172.7	28.9	162.7	29.2
Total Consolidated	$211.2	100.0%	$182.0	100.0%	$598.1	100.0%	$557.4	100.0%

Operating Profit
($ in millions)

	Three Months Ended				Nine Months Ended
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
Paper	$0.5	4.5%	$14.2	46.3%	$21.3	30.8%	$34.2	39.5%
Reconstituted Tobacco	15.2	135.7	21.5	70.0	61.5	88.9	65.5	75.5
Unallocated	(4.5)	(40.2)	(5.0)	(16.3)	(13.6)	(19.7)	(13.0)	(15.0)
Total Consolidated	$11.2	100.0%	$30.7	100.0%	$69.2	100.0%	$86.7	100.0%

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations, current financial position and cash flows. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2010. Effective during the first quarter of 2011, the Company realigned its management structure to evaluate its business based on product lines in addition to geographies. The realignment resulted in an external reporting segment change to product lines from geographies. The Company's two operating product line segments are also the Company's reportable segments: Paper and Reconstituted Tobacco.

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

Executive Summary
($ in millions, except per share amounts)

	Three Months Ended				Nine Months Ended
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
Net sales	$211.2	100.0%	$182.0	100.0%	$598.1	100.0%	$557.4	100.0%
Gross profit	56.3	26.7	49.5	27.2	158.6	26.5	148.3	26.6
Valuation allowance on ICMS business tax credits	15.9	7.5	—	—	15.9	2.7	—	—
Restructuring & impairment expense	6.6	3.1	0.7	0.4	8.3	1.4	7.2	1.3
Operating profit	11.2	5.3	30.7	16.9	69.2	11.6	86.7	15.6
Interest expense	1.1	0.5	0.4	0.2	1.8	0.3	1.4	0.3
Income from continuing operations	9.5	4.5	21.2	11.6	46.4	7.8	56.8	10.2
Loss from discontinued operations	(0.5)	(0.2)	(3.0)	(1.6)	(1.4)	(0.2)	(5.2)	(0.9)
Net income	9.0	4.3%	18.2	10.0%	45.0	7.5%	51.6	9.3%
Diluted earnings per share from continuing operations	$0.60		$1.14		$2.70		$3.06
Diluted earnings per share	$0.57		$0.98		$2.62		$2.78
Cash provided by operations	$25.7		$30.5		$37.9		$105.2
Capital spending	$9.8		$19.9		$51.9		$45.7

Third Quarter Highlights

Compared to the third quarter 2010, net sales during the third quarter 2011 increased $29.2 million due to $15.9 million favorable effect of increased sales volumes of certain products and $13.4 million changes in foreign currency exchange rate impacts.

Gross profit was $56.3 million in the three months ended September 30, 2011, an increase of $6.8 million from the prior-year quarter. The gross profit margin of 26.7% decreased from 27.2% in the prior-year quarter. The higher gross profit was primarily due to $13.5 million in favorable volume impacts which was partially offset by $3.2 million in higher inflationary costs, primarily from energy , $2.4 million in European start-up costs and $2.0 million in higher manufacturing costs.

During the third quarter 2011, the Company recorded a $15.9 million valuation allowance to fully reserve its Imposto sobre Circulaçăo de Mercadorias e Serviços, or ICMS, business tax credits due to receipt of a special government action which contained certain limitations on the use of the credits. Restructuring and impairment expenses were $6.6 million and $0.7 million for the three month periods ended September 30, 2011 and 2010, respectively. Operating profit was $11.2 million in the three month period ended September 30, 2011 versus $30.7 million in the prior-year quarter.

The lower operating profit was impacted by the $15.9 million business tax valuation allowance and $5.9 million in increased restructuring and impairment expenses. Nonmanufacturing expenses increased $4.5 million versus the prior year quarter, including higher legal expenses related to SWM LIP patents.

The loss from discontinued operations, which was associated with the closure of the Malaucène, France finished tipping paper facility, declined by $2.5 million during the third quarter compared to the prior year. Net income and diluted net income per share declined versus the prior-year by $9.2 million and $0.41 per share, respectively.

Capital spending was $9.8 million and $19.9 million during the three months ended September 30, 2011 and 2010, respectively. The capital spending in 2011 was primarily due to construction and equipment spending for the RTL production facility which is being brought to a state of suspension. In 2010, the capital spending was primarily due to establishing LIP production capability in the European Union, or EU, and the construction of the RTL mill in the Philippines.

Year-to-Date Highlights

Compared to the prior year-to-date period, net sales increased $40.7 million due to changes in sales volumes of certain products and foreign currency exchange rate impacts.

Gross profit was $158.6 million in the nine months ended September 30, 2011, an increase of $10.3 million from the prior-year period. The gross profit margin of 26.5% was essentially unchanged from 26.6% in the prior-year period. The higher gross profit was primarily due to $19.9 million in favorable changes in sales volumes of certain products, $9.0 million in manufacturing cost reductions primarily from the benefits of cost savings programs and operational excellence initiatives. These positive impacts were partially offset by $13.2 million higher inflationary costs primarily from $5.7 million in higher energy costs and $3.2 in higher wood pulp costs, and $5.4 million in European LIP start-up costs.

During the third quarter 2011, the Company recorded a $15.9 million valuation allowance to fully reserve its Imposto sobre Circulaçăo de Mercadorias e Serviços, or ICMS, business tax credits due to receipt of a special government action which contained certain limitations on the use of the credits. Restructuring and impairment expenses were $8.3 million and $7.2 million for the nine month periods ended September 30, 2011 and 2010, respectively. Nonmanufacturing expenses increased $10.8 million versus the prior year quarter, including higher legal expenses to defend our LIP patents. These expenses contributed to the decline in operating profit to $69.2 million in the nine month period ended September 30, 2011 versus $86.7 million in the prior-year period.

The loss from discontinued operations, which was associated with the closure of the Malaucène, France finished tipping paper facility, declined by $3.8 million during the nine months ending September 30, 2011 compared to the prior-year period. Net income and diluted net income per share were unfavorable versus the prior-year by $6.6 million and $0.16 per share, respectively.

Capital spending was $51.9 million and $45.7 million during the nine months ended September 30, 2011 and 2010, respectively. The capital spending in 2011 was primarily due to construction and equipment spending for the Philippine RTL production facility which is being brought to a state of suspension. In 2010, the capital spending was primarily due to establishing LIP production capability in the European Union, or EU, and the construction of the RTL mill in the Philippines.

Recent Developments

During July 2011, the Company executed a joint venture contract with affiliates of China National Tobacco Corporation to form a joint venture to manufacture RTL in Yuxi, Yunnan Province in China to be named China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS. SWM will own 50% of the venture. Progress continues in completing the remaining prerequisites to initiating construction including receipt of final Chinese government approvals and incorporation of the joint venture.  SWM's 50% equity contribution is expected to be approximately $27 million to $30 million and will be financed using its current credit facilities and cash generated from operations. The Company expects to begin contributing to the venture in the fourth quarter of 2011 and complete payments in 2012.   After a two-year construction period, SWM expects the joint venture will begin production in late 2013.

As cigarette manufacturers complete actions to meet the LIP requirements in the European Union in 2011, we are further strengthening our market position in this premium application and realizing improvement in the margin profile of our Paper segment. During the third quarter, we expanded sales of LIP papers from our new LIP facilities in Europe and achieved our first full quarter of profitable operations at our new Poland facility despite incurring $5.4 million in start-up costs to-date in 2011. On October 24, 2011, SWM and delfortgroup jointly announced entry into a world-wide, non-exclusive patent license agreement regarding the production and sale of print banded LIP cigarette paper and settlement of all litigation and administrative proceedings pending between the parties. The agreement is effective immediately and will continue concurrent with the life of SWM's licensed patents, which expire between 2014 and 2023. The license agreement provides for a guaranteed annual minimum royalty of $4 million for each of the first five calendar years commencing in 2011 and running royalties as well as an amount to settle any claims related to past sales.

Administrative and Court Proceedings Relating to Papers for Lower Ignition Propensity Cigarettes

In December 2009, Miquel y Costas S.A., delfortgroup AG, and Societe Papeterie Leman SAS filed Notices of Opposition to the European Patent Office's, or EPO, grant of European Patent  EP 1482815.  The oppositions filed by Societe Papeterie Leman and delfortgroup contend that the claim language regarding the film-forming material to have a certain viscosity was not sufficiently described, that the claims were not patentable due to a prior art reference, a reference that was disclosed by SWM to the examiner and cited by him in granting the patent, and lack of inventive step.  Societe Papeterie Leman further alleged that claim 1 is not sufficiently definite and is therefore invalid.  Miquel y Costas claims that the patent lacks novelty as to the film-former gum Arabic, that claim 1 of the patent lacks sufficient disclosure and that claim 1 also lacks novelty.  The Company will continue to defend the grant of this patent by taking necessary actions including responding to further submissions by the opponents.  Once the EPO considers that all positions have been fully briefed, it may hold a hearing to assist it in reaching a final conclusion on the oppositions.  There is no mandated timetable by which the EPO must reach a decision.  The outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution.  The patent remains in effect and fully enforceable while the opposition proceedings are pending. As a result of the recently announced world-wide LIP license agreement with SWM, delfortgroup will withdraw from this proceeding. The action will remain open with the other parties.

On November 12, 2010, the EPO issued a Notice of Decision to Grant SWM European Patent No. 1333729.  On December 8, 2010, Julius Glatz GmbH filed a Notice of Opposition to the grant of this patent.  In September 2011, Societe Papeterie Leman, Miquel y Costas and delfortgroup each filed opposition papers and Glatz supplemented its previous filing. We expect that the EPO will open an opposition proceeding shortly. The Company believes that the EPO properly granted the patent and it intends to defend the patent should an opposition proceeding be opened. As a result of the recently announced world-wide LIP license agreement with SWM, delfortgroup will withdraw from this proceeding. The action will remain open with the other parties.

The Company filed an infringement action on February 8, 2010 in the United States District Court for South Carolina, Charleston Division, against multiple defendants alleging infringement of the Company's United States Patent Number 6,725,867 and a First Amended Complaint on June 1, 2010 which added claims of alleged infringement under United States Patent Number 5,878,753 and further specifies products we believe violate our patents. Adversarial proceedings present uncertainties and risks, which could include invalidation of the patent in dispute, a change in the scope of the patent claims, or an adverse determination on the question of infringement, among others. As was their right under the applicable statute, the defendants requested and the court granted a motion staying this civil action until completion of the International Trade Commission, or ITC, proceedings. The civil action may be restarted once the ITC action is concluded. We believe the outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution. As a result of the recently announced world-wide LIP license agreement, SWM and delfortgroup will jointly take action to dismiss delfortgroup from this action. The case is expected to remain open with the other parties, but will remain stayed pending the final determination of the ITC proceeding.

On December 17, 2010, the Company filed a complaint with the ITC against multiple respondents, including Julius Glatz, delfortgroup, Astra Tobacco and LipTEC based on their unlawful importation into the United States, the sale for importation, and the sale within the United States after importation of certain paper wrappers used in manufacture of reduced ignition proclivity cigarettes and products that infringe, are made or produced under, or by means of, a process covered by, one or more of claims 36, 43, and 45 of United States Patent No. 6,725,867 and claims 1-6, 10-18, and 22-25 of United States Patent No. 5,878,753. We amended our complaint to add new respondents including Dosal Tobacco Corp.; Farmer's Tobacco Co.; S M Brands, Inc.; Tantus Tobacco LLC; KenX Worldwide, LLC; Dr. Franz Feurstein GmbH and Paperfabrik Wattens GmbH Co. KG.  Our complaint requests the ITC to issue an exclusion order and cease and desist order. The ITC opened an investigation in January 2011, and issued a scheduling order that provides for a hearing October 31, 2011 through November 8, 2011. A decision by the Administrative Law Judge is due on January 27, 2012 and the Target Date for the Commission's decision is May 29, 2012.  During this process, we anticipate that there will be numerous motions, orders and other procedural matters decided that are the normal course of an adversarial process.  Absent any of these events having a material impact on the likely outcome of the proceeding, we would not expect to comment on such matters publicly. The outcome of this action will not impact the Company's right to produce and sell its flagship Alginex® papers for LIP cigarettes.

delfortgroup requested re-examinations by the U.S. Patent and Trademark Office, USPTO, of two our patents: U.S. Patent No. 6,725,867 and U.S. Patent No. 5,878,753. After a number of initial rejections, the USPTO opened an interpartes re-examination of Patent No. 6,725,867 and an ex-parte re-examination of Patent No. 5,878,753.  The USPTO issued an initial office action regarding Patent No. 6,725, 867 on March 17, 2011 that confirmed certain claims and that rejected other claims.  The timing of the next office action is at the discretion of the USPTO.  There can be additional preliminary office actions or a final office action.  The patent remains valid and enforceable during the pendency of the re-examination process unless and until a final order of cancellation is issued, which may then be appealed to the Patent Board at the USPTO and thereafter to the U.S. Federal Circuit.  The USPTO issued a Notice of Intent to Confirm Patent No. 5,878,753 in September 2011 and on November 1, 2011, the USPTO issued an Ex Parte Reexamination Certificate confirming all claims of Patent No. 5,878,753.

In July 2011, delfortgroup filed an action in the High Court of Justice, Chancery Division, Patents Court in the United Kingdom (UK)  seeking a declaration that European Patents (UK) Nos. 0-870-437 and 1-333-729 are each invalid and petitioned for an order that they each be revoked. delfortgroup further petitioned the Court for a declaration under s. 71 Patents Act of 1977 or under the Court's inherent jurisdiction for a declaration that the importation into and sale in the UK of paper wrappers made pursuant to a disclosed process purportedly used by delfortgroup would not constitute an infringement of any of claims 1 to 9 of European Patent (UK) No. 1-333-729.  The Company intends to contest this action and will file the required responses in a timely fashion. After our initial response, the Court may dismiss the action or establish the schedule that will govern any future proceedings. The outcome of this action will not impact the Company's right to produce and sell its Alginex® papers for LIP cigarettes in the UK. As a result of the recently announced world-wide LIP license agreement with SWM, delfortgroup will terminate this proceeding.

On October 24, 2011, delfortgroup and SWM announced a world-wide non-exclusive patent license that settles their patent disputes over print banded lower ignition propensity papers. Pursuant to this agreement, delfortgroup will pay SWM a minimum annual royalty of $4 million over the next five years, a payment for past sales of LIP print banded product and a running royalty for the life of the license agreement. This license agreement also settles all of the litigation and administrative proceedings pending between delfortgroup and SWM and, as a result, actions will be taken to terminate the proceedings in the U.K., the USPTO re-examinations and delfortgroup will be terminated from the ITC proceedings and dismissed from the civil infringement action in South Carolina and will withdraw from any further participation in the EU opposition proceedings.

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010

	Three Months Ended				Consolidated Sales Volume Change
Net Sales (dollars in millions)	September 30, 2011	September 30, 2010	Change	Percent Change
Paper	$157.1	$130.0	$27.1	20.8%	16%
Reconstituted Tobacco	54.1	52.0	2.1	4.0	(9)
Total	$211.2	$182.0	$29.2	16.0%	7%

Net sales were $211.2 million in the three month period ended September 30, 2011 compared with $182.0 million in the prior-year quarter.  The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Changes due to volume	$15.9	8.7%
Changes in currency exchange rates	13.4	7.3
Changes in product mix and selling prices	(0.1)	—
Total	$29.2	16.0%

•	Unit sales volumes increased by 7% in the three month period ended September 30, 2011 versus the prior-year quarter. The increase in overall volumes favorably impacted net sales by $15.9 million.

◦
Sales volumes for the Paper segment increased by 16%. Sales volume for traditional tobacco-related paper products declined in certain markets partially offset by a 63% increase in LIP paper sales volume and increased sales of mostly low-margin non-tobacco paper products to utilize available paper machine time. The dollar impact of increased LIP volumes more than offset the dollar impact of decline in traditional paper volume.

◦
Sales volumes in the Reconstituted Tobacco segment decreased by 9% primarily due to reduced orders from certain major customers.  Sales volumes during the third quarter of 2011 declined as expected and were in line with previously announced demand decreases during 2011 from two of our largest customers.

•
Changes in currency exchange rates increased  net sales by $13.4 million, or 7.3%, in the three month period ended September 30, 2011 and primarily reflected the impact of changes in the value of the euro compared with the U.S. dollar in the third quarter of 2011 versus the prior-year quarter.

•
A sales mix which included a higher proportion of lower-priced Paper products partially offset by $1.4 million in royalty income from customer LIP patent license agreements had a net unfavorable impact of $0.1 million.

Paper segment net sales of $157.1 million in the three month period ended September 30, 2011 increased by $27.1 million, or 20.8%, versus $130.0 million in the prior-year quarter.  The increase in net sales was primarily the result of $19.9 million impact of increased volumes of high-value products, $7.8 million in foreign exchange impacts mostly due to changes in the value of the euro compared to the U.S. dollar in the third quarter of 2011 versus the prior-year quarter and $1.4 million in royalty income from customer LIP patent license agreements partially offset by $2.1 million in unfavorable sales mix.

Reconstituted Tobacco segment net sales of $54.1 million in the three month period ended September 30, 2011 increased by $2.1 million, or 4.0%, compared with $52.0 million in the prior-year quarter.  The increase in net sales of the Reconstituted Tobacco segment resulted from $5.6 million foreign currency impact of changes in the value of the euro versus the U.S. dollar and was mostly offset by $4.0 million of unfavorable impacts due to lower sales volumes.

Gross Profit
(dollars in millions)

	Three Months Ended
	September 30, 2011	September 30, 2010		Percent Change	Percent of Net Sales
			Change		2011	2010
Net Sales	$211.2	$182.0	$29.2	16.0%	100.0%	100.0%

Cost of products sold	154.9	132.5	22.4	16.9	73.3	72.8
Gross Profit	$56.3	$49.5	$6.8	13.7%	26.7%	27.2%

Higher third quarter 2011 gross profit versus the prior-year quarter was due to $13.5 million higher sales volume impacts which was partially offset by $3.2 million in inflationary cost increases, primarily related to higher energy, $2.4 million of start-up costs related to European LIP and $2.0 million in higher manufacturing costs.  The average per ton list price of northern bleached softwood kraft pulp in the United States was $995 per metric ton during the three month period ended September 30, 2011 compared with $1,000 per metric ton during the prior-year quarter.

Nonmanufacturing Expenses
(dollars in millions)

	Three Months Ended
	September 30, 2011	September 30, 2010		Percent Change	Percent of Net Sales
			Change		2011	2010
Selling expense	$5.7	$4.5	$1.2	26.7%	2.7%	2.5%
Research expense	2.3	2.1	0.2	9.5	1.1	1.1
General expense	14.6	11.5	3.1	27.0	6.9	6.3
Nonmanufacturing expenses	$22.6	$18.1	$4.5	24.9%	10.7%	9.9%

Nonmanufacturing expenses increased by $4.5 million to $22.6 million from $18.1 million in the prior-year quarter, including higher legal expenses to defend SWM LIP patents of approximately $3 million.

Valuation Allowance on ICMS Business Tax Credits

In the 2011 period, the Company recorded a $15.9 million valuation allowance against the entire carrying value of its Imposto sobre Circulaçăo de Mercadorias e Serviços, or ICMS, business tax credits in Brazil. The Company had been seeking a special government action to obtain tax exempt status for the paper industry to enable more rapid utilization of these credits. During the third quarter of 2011, the government of Rio de Janeiro state signed into law an action; however, the action included certain limitations on the use of these credits for the paper industry and has a finite life of 48 months. As a result, utilization of the Company's credits may be delayed barring other changes outside of the Company's control. The credits do not expire. The Company is still pursuing other actions to utilize its credits.

Restructuring and Impairment Expense

Restructuring and impairment expense of $6.6 million was recognized during the three month period ended September 30, 2011 related to costs to suspend construction of the RTL facility in the Philippines and employee severance expenses in France.  Total restructuring and impairment expense of $0.7 million was recognized during the prior-year quarter which was primarily due to severance expenses in France, net of a $1.0 million gain on the sale of a previously impaired paper machine of our Brazilian business.

Operating Profit
($ in millions)

	Three Months Ended			Return on Net Sales
	September 30, 2011	September 30, 2010
			Change	2011	2010
Paper	$0.5	$14.2	$(13.7)	0.3%	10.9%
Reconstituted Tobacco	15.2	21.5	(6.3)	28.1	41.3
Unallocated expenses	(4.5)	(5.0)	0.5
Total	$11.2	$30.7	$(19.5)	5.3%	16.9%

Operating profit was $11.2 million in the three month period ended September 30, 2011 compared with $30.7 million during the prior-year quarter.

The Paper segment's operating profit was $0.5 million in the three month period ended September 30, 2011, a decrease of $13.7 million from the prior-year quarter.  The decrease was primarily due to the following factors:

•	$15.9 million valuation allowance to fully reserve the Company's ICMS business tax credits

•	$2.6 million foreign currency impacts, primarily due to a weaker U.S. dollar relative to the Brazilian real

•	$2.4 million in higher inflationary costs, primarily from wood pulp, labor rates and energy prices

•	$2.4 million in European LIP start-up expenses

•	These negative factors were mostly offset by a $15.6 million favorable sales volume impact

The Reconstituted Tobacco segment's operating profit was $15.2 million in the three month period ended September 30, 2011, a $6.3 million decrease from $21.5 million in the prior-year quarter.  The decrease was primarily due to:

•	$3.4 million in higher restructuring costs related to suspending construction of the Philippine facility

•	$2.1 million from lower sales volumes

•	$1.5 million from increased manufacturing costs

•	These negative factors were partially offset by $1.8 million from foreign currency exchange impacts primarily due to a weaker U.S. dollar relative to the euro

Non-Operating Expenses

Interest expense was $1.1 million in the three month period ended September 30, 2011, an increase from $0.4 million in the prior-year quarter.  The increase in interest expense is due to higher average outstanding debt balances and higher interest rates. The Company also capitalized $0.2 million of interest expense related to the construction of the RTL facility in the Philippines and the EU LIP facility in Poland during the three months ended September 30, 2011.  The weighted average effective interest rates on our debt facilities were approximately 2.1% and 1.8% for the three month periods ended September 30, 2011 and 2010, respectively.

Other expense, net was $1.1 million and other income, net was $0.8 million for the three month periods ended September 30, 2011 and 2010, respectively, primarily due to foreign currency transaction impacts and interest income.

Income Taxes

The provision for income taxes in the three month period ended September 30, 2011 reflected an effective tax rate of 10.0% compared with 34.4% in the prior-year quarter.  The effective tax rate is lower than the statutory rate primarily due to the Company's Polish operations which were granted certain tax incentives for investment in a special economic zone. These incentives are in the form of credits that will offset qualified taxable income for a limited period of time. Based on granted incentives, commitments achieved, including maintaining certain employment levels. and qualified investment through September 30, 2011, the Company has available credits for which we recorded deferred income tax assets worth approximately $12 million, of which approximately $1 million has already been utilized to offset current taxable income through September 30, 2011, and an additional $1 million has been recognized as a net deferred income tax asset at September 30, 2011. Until the November 2011 effective date of LIP regulation in the EU, we have recorded a $10 million valuation allowance to reduce this deferred tax asset to an amount recoverable based on confirmed customer orders. The valuation allowance is expected to be eliminated during the fourth quarter of 2011.  These credits are currently expected to be fully utilized by 2012, after which we expect to pay income taxes at approximately the 19% Polish statutory income tax rate.

Income from Equity Affiliates

Income from equity affiliates was $1.4 million in the three months ended September 30, 2011 compared with $0.8 million during the three months ended September 30, 2010.  These results reflected the operations of our joint venture in China to produce cigarette papers. The improved results reflect the joint venture's increased sales volume and favorable sales mix, including new products.

Discontinued Operations

Operations at our Malaucène mill are reported as discontinued operations for all periods presented.  Consequently, results of the Malaucène mill have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts.   In the quarter ended September 30, 2011, the results of discontinued operations included $0.5 million of accrued expenses associated with severance costs and environmental remediation.

Net Income and Income per Share

Net income for the three month period ended September 30, 2011 was $9.0 million, or $0.57 per diluted share, compared with $18.2 million, or $0.98 per diluted share, during the prior-year quarter.  The quarter over quarter decrease in net income in 2011 was primarily due to recording the ICMS business tax valuation allowance, higher inflationary costs and nonmanufacturing expenses, start-up expenses for European LIP manufacturing and higher legal expenses partially offset by higher sales volumes.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

	Nine Months Ended				Consolidated Sales Volume Change
Net Sales (dollars in millions)	September 30, 2011	September 30, 2010	Change	Percent Change
Paper	$425.4	$394.7	$30.7	7.8%	7%
Reconstituted Tobacco	172.7	162.7	10.0	6.1	(1)
Total	$598.1	$557.4	$40.7	7.3%	3%

Net sales were $598.1 million in the nine month period ended September 30, 2011 compared with $557.4 million in the prior-year period.  The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Changes in currency exchange rates	$23.2	4.2%
Changes due to volume	23.1	4.1
Changes in product mix and selling prices	(5.6)	(1.0)
Total	$40.7	7.3%

•
Changes in currency exchange rates increased net sales by $23.2 million, or 4.2%, in the nine month period ended September 30, 2011 and primarily reflected the impact of changes in the value of the euro compared with the U.S. dollar during the period versus the prior year.

•	Unit sales volumes increased by 3% in the nine month period ended September 30, 2011 versus the prior-year period. The increase in overall volumes positively impacted net sales by $23.1 million.

◦
Sales volumes for the Paper segment increased by 7%. Sales volume of LIP papers increased by 33%. Sales volumes of traditional tobacco-related papers continued to decline in certain markets but was more than offset by increased sales of non-tobacco papers primarily produced to fill available machine time.

◦	Sales volumes in the Reconstituted Tobacco segment decreased by 1% primarily due to decreased demand from certain of SWM's major customers.

•	A sales mix which included a higher proportion of lower-priced Paper products had an unfavorable impact of $5.6 million, or 1%, on net sales.

Paper segment net sales of $425.4 million in the nine month period ended September 30, 2011 increased by $30.7 million, or 7.8%, versus $394.7 million in the prior-year period.  The increase in net sales was primarily the result of $23.2 million of favorable impacts of sales volumes and $13.7 million of foreign exchange impacts mostly due to changes in the value of the euro compared to the U.S. dollar.

Reconstituted Tobacco segment net sales of $172.7 million in the nine month period ended September 30, 2011 increased by $10.0 million, or 6.1%, compared with $162.7 million in the prior-year period.  The increase in net sales of the Reconstituted Tobacco segment resulted from $9.5 million due to the foreign currency impact of changes in the value of the euro versus the U.S. dollar.

Gross Profit
(dollars in millions)

	Nine Months Ended
	September 30, 2011	September 30, 2010		Percent Change	Percent of Net Sales
			Change		2011	2010
Net Sales	$598.1	$557.4	$40.7	7.3%	100.0%	100.0%

Cost of products sold	439.5	409.1	30.4	7.4	73.5	73.4
Gross Profit	$158.6	$148.3	$10.3	6.9%	26.5%	26.6%

The Company's cost savings and operational excellence initiatives improved gross profit by $9.7 million during the nine months ended September 30, 2011 compared to the prior-year period. Other positive factors included $19.9 million from higher sales volumes. Inflationary cost increases, primarily related to higher energy and per ton wood pulp prices, had an unfavorable impact on operating expenses of $13.2 million during the nine month period ended September 30, 2011 compared with the prior-year period.  The average per ton list price of northern bleached softwood kraft pulp in the United States was $996 per metric ton during the nine month period ended September 30, 2011 compared with $950 per metric ton during the prior-year period. Other unfavorable impacts included $5.4 million from European start-up expenses and $2.2 million of unfavorable foreign currency exchange impacts primarily from a stronger Brazilian real compared to the U.S. dollar.

Nonmanufacturing Expenses
(dollars in millions)

	Nine Months Ended
	September 30, 2011	September 30, 2010		Percent Change	Percent of Net Sales
			Change		2011	2010
Selling expense	$16.3	$14.3	$2.0	14.0%	2.7%	2.6%
Research expense	6.7	6.2	0.5	8.1	1.1	1.1
General expense	42.2	33.9	8.3	24.5	7.1	6.1
Nonmanufacturing expenses	$65.2	$54.4	$10.8	19.9%	10.9%	9.8%

Nonmanufacturing expenses increased by $10.8 million, or 19.9%, to $65.2 million from $54.4 million in the prior-year period, including higher legal expenses to defend SWM LIP patents of approximately $7 million.

Valuation Allowance on ICMS Business Tax Credits

In the 2011 period, the Company recorded a $15.9 million valuation allowance against the entire carrying value of its Imposto sobre Circulaçăo de Mercadorias e Serviços, or ICMS, business tax credits in Brazil. The Company had been seeking a special government action to obtain tax exempt status for the paper industry to enable more rapid utilization of these credits. During the third quarter of 2011, the government of Rio de Janeiro state signed into law an action; however, the action included certain limitations on the use of these credits for the paper industry and has a finite life of 48 months. As a result, utilization of the Company's credits may be delayed barring other changes outside of the Company's control. The credits do not expire. The Company is still pursuing other actions to utilize its credits.

Restructuring and Impairment Expense

Restructuring and impairment expense of $8.3 million was recognized during the nine month period ended September 30, 2011 related to costs resulting from the decision to suspend construction of the RTL facility in the Philippines and employee severance and early retirement expenses in France.  Total restructuring and impairment expense of $7.2 million was recognized during the prior-year period which was primarily due to severance expenses in France.

Operating Profit
($ in millions)

	Nine Months Ended			Return on Net Sales
	September 30, 2011	September 30, 2010
			Change	2011	2010
Paper	$21.3	$34.2	$(12.9)	5.0%	8.7%
Reconstituted Tobacco	61.5	65.5	(4.0)	35.6	40.3
Unallocated expenses	(13.6)	(13.0)	(0.6)
Total	$69.2	$86.7	$(17.5)	11.6%	15.6%

Operating profit was $69.2 million in the nine month period ended September 30, 2011 compared with $86.7 million during the prior-year period.

The Paper segment's operating profit was $21.3 million in the nine month period ended September 30, 2011, a decrease of $12.9 million from the prior-year period.  The decrease was primarily due to:

•	$15.9 million valuation allowance to fully reserve the Company's ICMS business tax credits

•	$9.8 million in higher inflationary costs, including wood pulp, energy, other materials and labor

•	$5.8 million of foreign currency impacts

•	$5.7 million in higher nonmanufacturing expenses

•	$5.4 million of start-up costs at the Poland LIP facility

•	$1.9 million due to lower average selling prices and mix

•
These negative factors were partially offset by $20.4 million sales volume impact of high-value products, $4.7 million in benefits from cost saving and operational excellence initiatives and $3.3 million in lower restructuring expenses.

The Reconstituted Tobacco segment's operating profit was $61.5 million in the nine month period ended September 30, 2011, a $4.0 million decrease from $65.5 million in the prior-year period. The decrease was primarily due to:

•	$4.4 million in higher restructuring and impairment expense related to suspending construction of the Philippine facility

•	$3.4 million from higher inflationary costs, primarily from energy

•
These negative factors were partially offset by $3.6 million from currency exchange impacts primarily due to a weaker U.S. dollar relative to the euro and $1.7 million from lower manufacturing costs from the Company's operational excellence and cost savings initiatives.

Non-Operating Expenses

Interest expense was $1.8 million in the nine month period ended September 30, 2011, an increase compared to $1.4 million in the prior-year period.  The increase in interest expense is due to higher average outstanding debt balances and higher interest rates. Interest cost of $1.1 million was capitalized during the nine months ended September 30, 2011 related to the construction of the RTL facility in the Philippines and the EU LIP facility in Poland.  The weighted average effective interest rates on our debt facilities were approximately 2.0% and 1.7% for the nine month periods ended September 30, 2011 and 2010, respectively.

Other expense, net was $1.0 million and $0.5 million for the nine month periods ended September 30, 2011 and 2010, respectively, primarily due to foreign currency transaction impacts net of interest income.

Income Taxes

The provision for income taxes in the nine month period ended September 30, 2011 reflected an effective tax rate of 35.2% compared with 35.5% in the prior-year period.  In the Philippines, the Company's RTL entity was granted a tax holiday and certain other tax incentives effective four years after starting operations. In Poland, the Company was granted certain tax incentives for investment in a special economic zone. These incentives are in the form of credits that will offset qualified taxable income for a limited period of time. Based on granted incentives, commitments achieved, including maintaining certain employment levels, and qualified investment through September 30, 2011, the Company has available credits for which we recorded deferred income tax assets worth approximately $12 million, of which approximately $1 million has already been utilized to offset current taxable income through September 30, 2011, and an additional $1 million has been recognized as a net deferred income tax asset at September 30, 2011. Until the November 2011 effective date of LIP regulation in the EU, we have recorded a $10 million valuation allowance to reduce this deferred tax asset to an amount recoverable based on confirmed customer orders. The valuation allowance is expected to be eliminated during the fourth quarter of 2011.  These credits are currently expected to be fully utilized by 2012, after which we expect to pay income taxes at approximately the 19% Polish statutory income tax rate.

Income from Equity Affiliates

Income from equity affiliates was $3.4 million in the nine months ended September 30, 2011 compared with $2.1 million during the nine months ended September 30, 2010.  These results reflected the operations of our joint venture in China to produce cigarette papers. The improved results reflect the joint venture's increased sales volume and favorable sales mix, including new products.

Discontinued Operations

Operations at our Malaucène mill are reported as discontinued operations for all periods presented.  Consequently, results of the Malaucène mill have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts.   In the nine months ended September 30, 2011, the results of discontinued operations included $1.5 million of accrued expenses associated with severance costs and environmental remediation. In the nine months ended September 30, 2010, the results of discontinued operations included $1.2 million of severance expenses recorded over the remaining service period of the affected employees, $2.8 million of accrued expenses associated with claims by former employees seeking additional severances, a $1.7 million charge for additional impairment of the carrying value for machinery and equipment and $1.2 million accrued expense for estimated costs for environmental remediation.

Net Income and Income per Share

Net income for the nine month period ended September 30, 2011 was $45.0 million, or $2.62 per diluted share, compared with $51.6 million or $2.78 per diluted share, during the prior-year period.  The decrease in net income in 2011 was primarily due to recording the ICMS business tax valuation allowance, higher inflationary costs, increased nonmanufacturing expenses and currency impacts which were only partially offset by the benefits of the Company's cost savings and operational excellence initiatives and favorable volume impacts.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds available under our revolving credit facility with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant. As of September 30, 2011, $59.1 million of the Company's $61.3 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. The Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and currently plans to repatriate such earnings only when tax effective to do so. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.

Cash Requirements

As of September 30, 2011, we had net operating working capital of $100.7 million and cash and cash equivalents of $61.3 million, compared with net operating working capital of $47.4 million and cash and cash equivalents of $87.3 million as of December 31, 2010.  Changes in these amounts include the impacts of changes in currency exchange rates and excess tax benefits of stock-based awards which are not included in the changes in operating working capital presented on the consolidated statements of cash flow.

Cash Flows from Operating Activities ($ in millions)	Nine Months Ended
	September 30, 2011	September 30, 2010
Net Income	$45.0	$51.6
Less: Loss from discontinued operations	1.4	5.2
Income from continuing operations	46.4	56.8
Non-cash items included in net income:
Depreciation and amortization	33.0	29.6
Valuation allowance on ICMS business tax credits	15.9	—
Restructuring-related impairment	3.4	0.5
Amortization of deferred revenue	(6.0)	(6.0)
Deferred income tax provision	(6.3)	20.6
Pension and other postretirement benefits	(2.4)	1.6
Stock-based compensation	3.0	5.6
Income from equity affiliate	(3.4)	(2.1)
Excess tax benefits of stock-based awards	(9.1)	(1.3)
Other items	(3.1)	(2.8)
Net changes in operating working capital	(29.2)	22.1
Net cash provided by operating activities of:
Continuing operations	42.2	124.6
Discontinued operations	(4.3)	(19.4)
Cash Provided by Operations	$37.9	$105.2

Net cash provided by operations was $37.9 million in the nine months ended September 30, 2011 compared with $105.2 million provided by operations in the prior-year period.  Our net cash provided by operations changed unfavorably by $67.3 million in 2011 compared to the prior-year period, primarily due to $29.2 million unfavorable changes in operating working capital in 2011 versus favorable changes in operating working capital in 2010 of $22.1 million a change of $51.3 million.

Operating Working Capital ($ in millions)	Nine Months Ended
	September 30, 2011	September 30, 2010
Changes in operating working capital
Accounts receivable	$(28.6)	$(16.2)
Inventories	(0.7)	17.4
Prepaid expenses	—	(1.7)
Accounts payable	(3.2)	3.9
Accrued expenses	5.3	—
Accrued income taxes	(2.0)	18.7
Net changes in operating working capital	$(29.2)	$22.1

In the nine month period ended September 30, 2011, net changes in operating working capital contributed unfavorably to cash flow by $29.2 million. The change in working capital was primarily driven by increased accounts receivable due to increased sales, including a significant increase in European LIP sales.

In the prior-year period, net changes in operating working capital contributed favorably to cash flow by $22.1 million, primarily due to receipt of a French income tax refund in the 2010 period and decreases in inventory. These were partially offset by increases in accounts receivable due to higher sales.

Cash Flows from Investing Activities ($ in millions)	Nine Months Ended
	September 30, 2011	September 30, 2010
Capital spending	$(51.9)	$(45.7)
Capitalized software costs	(1.2)	(8.3)
Investment in equity affiliates	(5.3)	—
Other	2.7	0.4
Cash Used for Investing	$(55.7)	$(53.6)

Cash used for investing activities was $55.7 million in the nine month period ended September 30, 2011 versus $53.6 million during the prior-year period. During the second and third quarters of 2011, the Company made additional equity contributions to its Chinese paper joint venture CTM of totaling $5.3 million.

During July 2011, the Company entered into an agreement with the affiliates of China National Tobacco Corporation to form a joint venture to manufacture RTL in Yuxi, Yunnan Province in China to be named China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS. SWM will own 50% of the venture. Progress continues in completing the remaining prerequisites to initiating construction including receipt of final Chinese government approvals  and incorporation of the joint venture.  SWM's 50% equity contribution is expected to be approximately $27 million to $30 million and will be financed using its current credit facilities and cash generated from operations. The Company expects to begin contributing to the venture in the fourth quarter of 2011 and complete payments in 2012.   After a two-year construction period, SWM expects the joint venture will begin production in late 2013.

Capital Spending and Capitalized Software Costs

Capital spending was $51.9 million and $45.7 million in the nine month periods ended September 30, 2011 and 2010, respectively.  The capital spending incurred during the nine months ended September 30, 2011 was primarily due to $30.8 million for construction of a reconstituted tobacco facility in the Philippines and $9.2 million to establish an LIP production facility for the EU in Poland.

Capitalized software costs were $1.2 million and $8.3 million for the nine month periods ended September 30, 2011 and 2010, respectively.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil, Canada and Poland.  For these purposes, we expect to incur capital expenditures of approximately $2 million to $3 million in 2011 and less than $1 million in 2012, of which no material amount is the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

Total capital spending for 2011 is expected to be $55 million to $65 million, including the above projects. Total capital spending for 2012 is expected to be approximately $35 million.

Cash Flows from Financing Activities ($ in millions)	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash dividends paid to SWM stockholders	$(7.7)	$(8.1)
Net proceeds from (payments on) borrowings	112.5	(4.9)
Purchases of treasury stock	(120.9)	(19.0)
Proceeds from exercises of stock options	0.3	1.6
Excess tax benefits of stock-based awards	9.1	1.3
Cash Used in Financing	$(6.7)	$(29.1)

Financing activities during the nine months ended September 30, 2011 included share repurchases, both open market and surrendering of restricted stock grants, of $120.9 million, net borrowings of $112.5 million and excess tax benefits of the vesting of stock-based awards of $9.1 million. Cash dividends paid to SWM stockholders were $7.7 million.

Financing activities during the prior-year period included borrowings of $51.0 million and repayments of debt totaling $55.9 million for a net repayment of $4.9 million.  Cash dividends paid to SWM stockholders were $8.1 million in the nine months ended September 30, 2010.

Dividend Payments

We have declared and paid quarterly dividends of $0.15 per share since the second quarter of 1996.  On September 22, 2011, the Board of Directors authorized a quarterly cash dividend of $0.15 per share of common stock.  The dividend will be payable on December 29, 2011, to stockholders of record on November 29, 2011. We expect to continue this level of dividend.  However, the decision to declare a dividend is made quarter by quarter and is based upon a number of factors including, but not limited to, earnings, funding of strategic opportunities and our financial condition.  A decision could be made to cancel, suspend, modify or change the form of future dividend payments.

Share Repurchases

We repurchased 2,236,845 shares of our common stock during the nine month period ended September 30, 2011 at a cost of $120.9 million, including $105.0 million in open market purchases and $15.8 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants ($ in millions)	Nine Months Ended
	September 30, 2011	September 30, 2010
Changes in short-term debt	$(2.9)	$2.9
Proceeds from issuances of long-term debt	218.7	48.1
Payments on long-term debt	(103.3)	(55.9)
Net proceeds from (payments on) borrowings	$112.5	$(4.9)

Net proceeds from long-term debt were $115.4 million and net payments on short-term debt were $2.9 million during the nine months ended September 30, 2011.  The Company does not anticipate additional borrowings during the fourth quarter of 2011. With the current level of borrowing and forecasted results, we expect to remain in compliance with our Credit Agreement financial covenants.

In May 2011, the Company entered into a new unsecured revolving credit facility, or Credit Agreement which replaced its former credit facility executed on July 20, 2006 that was scheduled to expire in July 2012. The five-year revolving Credit Agreement provides for borrowing capacity of approximately $225 million and includes a $100 million equivalent sub-limit available in euro, a $25 million equivalent sub-limit available in Philippine pesos.  Availability under the Credit Agreement was $77.2 million as of September 30, 2011. We also had availability under our bank overdraft facilities and lines of credit of $49.7 million as of September 30, 2011.

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a Maximum Net Debt to EBITDA Ratio of 3.00 and (b) Minimum Interest Coverage of 3.50. The Company was in compliance with its financial covenants at September 30, 2011.

Our total debt to capital ratios at September 30, 2011 and December 31, 2010 were 27.2% and 9.0%, respectively.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits.  Our pension obligations are funded by our separate pension trusts, which held $121.5 million in assets at December 31, 2010.  The combined postretirement benefit obligation of our U.S. and French pension plans was underfunded by $45.4 million as of December 31, 2010.  We contributed $6 million to these plans during the nine months ended September 30, 2011.

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

Brazil, or SWM-B, has an agreement for the transmission and distribution of energy, effective through December 31, 2011, covering 100% of the mill's consumption of electrical energy valued at approximately $4 million.  PdM, LTRI and St. Girons have contracts for the distribution and consumption of natural gas valued at approximately $30 million in 2011 and $25 million in 2012.

Outlook

SWM's third quarter 2011 performance further benefited from LIP sales in Europe while results in our RTL business declined compared to the third quarter of 2010, which we expected. We progressively increased commercial sales from our new LIP facilities in Europe and realized improved operating efficiencies with newly installed capacity. We expect to reach full LIP order demand and further improve operating efficiency during the fourth quarter. Third quarter earnings benefited from our operational excellence initiatives again more than offsetting continued inflationary cost increases primarily in energy as wood pulp prices swung to a year-over-year favorable comparison during the quarter. We experienced higher costs associated with mill operations, including EU LIP start-up expenses during the early part of the third quarter and continued higher nonmanufacturing expenses primarily associated with LIP legal actions.

Third quarter results are within our expectations for full-year results. During the fourth quarter of 2011, we expect to benefit further from royalty revenues resulting from LIP patent license agreements. Looking forward to 2012, we expect royalty income to grow. The expected annual growth in our full-year 2011 earnings stems from achieving an approximate 40% share of European market LIP demand which should be in place by the end of the year. We expect RTL results to stabilize in 2012; although, we anticipate its results to be lower than what we saw first half 2011. Across our operations, the primary factor expected to pressure earnings is continued inflation in energy costs. Wood pulp costs are improving and currency exchange impacts remain volatile. We are confident our continued success in driving cost reductions through our operational excellence and lean manufacturing efforts as well as reaching full efficiency across our European LIP capacity will help mitigate inflationary impacts. For 2012, earnings are expected to be above 2011 levels due to the benefit of full-year European LIP demand as well as royalty revenue from LIP patent license agreements combined with an otherwise relatively stable business environment.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act.  These statements include those in the “Outlook” section and our expectations elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operation, and in “Risk Factors” in Item 1A.  They also include statements containing “expect,” “anticipate,” “project,” “appears,” “should,” “could,” “may,” “typically” and similar words.  Actual results may differ materially from the results suggested by these statements for a number of reasons, including the following:

•
Schweitzer-Mauduit has manufacturing facilities in seven countries, two joint ventures in China, and sells products in over 90 countries. As a result, it is subject to a variety of import and export, tax, foreign currency, labor and other regulations within these countries. Changes in these regulations, or adverse interpretations or applications, as well as changes in currency exchange rates, could adversely impact the Company's business in a variety of ways, including increasing expenses, decreasing sales, limiting its ability to repatriate funds and generally limiting its ability to conduct business.

•
The Company's sales are concentrated to a limited number of customers. In 2010, 45% of its sales were to its three largest customers. The loss of one or more of these customers, or a significant reduction in one or more of these customers' purchases, could have a material adverse effect on the company's results of operations.

•
The Company's financial performance is materially impacted by sales of both reconstituted tobacco products and cigarette paper for lower ignition propensity cigarettes. A significant change in sales or production volumes, pricing or manufacturing costs of these products could have a material impact on future financial results. In this regard, Philip Morris - USA began advising the Company in 2009 that it disputes the manner in which the Company has calculated costs for banded cigarette papers under a cost-plus based contract for this product during the period April 2009 through December 2010. Notwithstanding that the dispute is now over a year old, and SWM has consistently advised Philip Morris - USA that it disagrees with its position, Philip Morris -USA to-date has not instituted any formal action to bring this matter to a close. Philip Morris - USA has also consistently paid the full invoiced amount from the date of the first notice of dispute to the present thereby avoiding any contention by SWM that the agreement has been breached for non-payment. Philip Morris - USA's action reflects a requirement found in the Virginia Uniform Commercial Code, the law that governs the contract, that suggests a party making full payment of a disputed invoice potentially waives any right to recover the amount paid unless such payment is accompanied by an explicit reservation of rights. Currently, the disputed amount is approximately $24.4 million. While the Company believes that it has properly calculated the amount it invoiced, the ultimate resolution of this dispute, if unfavorable to the Company, could have a material adverse effect on the Company's results of operations.

•
As a result of excess capacity in the tobacco-related papers industry and increased operating costs, competitive levels of selling prices for certain of the Company's products are not sufficient to cover those costs with a margin that the Company considers reasonable. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment charges for certain equipment as well as employee severance expenses associated with downsizing activities. The Company will continue to disclose any such actions as they are announced to affected employees or otherwise become certain and will continue to provide updates to any previously disclosed expectations of expenses associated with such actions.

•
The demand for our reconstituted tobacco leaf product is subject to change depending on the rate at which this product is included in the blend that forms the column of tobacco in various cigarette brands as well as the supply and cost of natural tobacco leaf, which serves to an extent as a substitute for reconstituted tobacco. A change in the inclusion rate or the dynamics of the natural leaf tobacco market can have a material adverse effect on the volume of reconstituted tobacco sales, the price for reconstituted tobacco or both, either of which can have a material adverse effect on our earnings from that product line. In past years, the Company has experienced the adverse effects for one or more years related to changes in the demand and supply relationship for natural leaf.

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

•
Recent uncertainty in the EU financial markets has increased the possibility of significant changes in foreign exchange rates as governments take counter measures. As a large portion of our commercial business is euro denominated, any material change in the euro to U.S. dollar exchange rate could impact our results on a consolidated basis.

For additional factors and further discussion of these factors, please see our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at September 30, 2011 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2011. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and disputes (see Note 17, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2010). Except as follows, there have been no material developments to these matters during 2011:

Class Action

On September 30, 2011, the United States District Court for the Northern District of Georgia dismissed with prejudice the March 31, 2010, City of Pontiac General Employees' Retirement System, individually and on behalf of all others similarly situated, suit against Schweitzer-Mauduit International, Inc., its Chief Executive Officer, Frédéric P. Villoutreix, and its Chief Financial Officer, Peter J. Thompson, for alleged violations of certain sections and rules of the Securities Act of 1934. The plaintiffs' identified a putative class period covering August 5, 2009 to February 10, 2010. The primary allegations of the suit contended that the defendants misrepresented the strength of the Company's competitive position in the U.S. and its ability to withstand European competition, particularly in the area of lower ignition propensity papers. Further, the complaint alleged that the defendants concealed threats to the Company's relationship with Phillip Morris USA, Inc. As a consequence of these alleged misrepresentations or omissions, the plaintiffs contended that the Company's stock price was artificially inflated causing the plaintiffs to be damaged in an unspecified amount. The Company did not record any liability associated with this matter and incurred no expense other than its defense costs to conclude this matter.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table indicates the amount of shares of the Company's common stock it has repurchased during 2011 and the remaining amount of share repurchases currently authorized by our Board of Directors as of September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum amount of shares that May Yet Be Purchased under the Programs
			(# shares)	($ in millions)	($ in millions)
First Quarter 2011	803,337	$57.09	525,000	$30.0
Second Quarter 2011	1,143,469	51.29	1,143,469	$58.7
July 2011	290,039	56.22	291,741	16.3
August 2011	—	—	—	—
September 2011	—	—	—	—
Total Year-to-Date 2011	2,236,845	$53.59	1,960,210	$105.0	$—

The Company sometimes uses corporate 10b5-1 plans so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flow, (iv) the Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income and (v) Notes to Consolidated Financial Statements. (Furnished herewith.)

	*	These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ PETER J. THOMPSON	By:	/s/ MARK A. SPEARS
	Peter J. Thompson Executive Vice President, Finance & Strategic Planning (duly authorized officer and principal financial officer)		Mark A. Spears Corporate Controller (principal accounting officer)

	November 2, 2011		November 2, 2011

GLOSSARY OF TERMS

The following are definitions of certain terms used in our Form 10-Q and 10-K filings:

•	“Banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.

•	“Binder” is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.

•	“Cigarette paper” wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.

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

•	“Net debt to capital ratio” is total debt less cash and cash equivalents, divided by the sum of total debt, noncontrolling interest and total stockholders’ equity.

•	“Net debt to equity ratio” is total debt less cash and cash equivalents, divided by the sum of noncontrolling interest and total stockholders’ equity.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended September 30, 2011
INDEX TO EXHIBITS

Exhibit Number	Description

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	—	XBRL Instance Document.**

101.SCH		XBRL Calculation Schema Document.**

101.CAL	—	XBRL Calculation Linkbase Document.**

101. DEF	—	XBRL Taxonomy Definition Linkbase Document.**

101.LAB	—	XBRL Taxonomy Label Linkbase Document.**

101.PRE	—	XBRL Taxonomy Presentation Linkbase Document.**

*		These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.
**		In accordance with Regulation S-T, the XBRL-related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”