Form 10-K
period 2011-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2012-02-24
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the year ended December 31, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of the outstanding common stock, par value $0.10 per share (the “Common Stock”), held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter) was $895.4 million, based on the last sale price for the Common Stock of $56.15 per share as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 15,953,378 shares of Common Stock issued and outstanding as of February 22, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders scheduled to be held on April 26, 2012 (“the 2012 Proxy Statement”) and filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I

Item 1. Business

GENERAL

Schweitzer-Mauduit International, Inc. (referred to, with its consolidated subsidiaries, as “we”, “us”, “our”, the “Company”, “SWM INTL” or “SWM” unless the context indicates otherwise) is a multinational diversified producer of premium specialty papers headquartered in the United States of America. We manufacture and sell paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised approximately 93% of our consolidated net sales in each of the years 2009 through 2011. The primary products in the group include cigarette, plug wrap and base tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette and reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco products are a diverse mix of products that includes low volume, high-value engineered papers as well as commodity paper grades produced to maximize machine utilization.

We are a manufacturer of lightweight specialty papers, which are used in manufacturing ventilated cigarettes, banded papers for the production of lower ignition propensity, or LIP, cigarettes and the leading independent producer of RTL used in producing blended cigarettes. We conduct business in over 90 countries and currently operate 11 production locations worldwide, with mills in the United States, Canada, France, the Philippines, Indonesia, Brazil and Poland. We also have a 50% equity interest in two joint ventures in China. The first produces cigarette and porous plug wrap papers and the second, which is under construction, will produce reconstituted tobacco leaf.

Our Securities and Exchange Commission, or SEC, filings, which include this Annual Report on Form 10-K, Definitive Proxy Statements on Form DEF-14A, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments, are available, free of charge, on the Investor Relations section of our web site at www.swmintl.com. Information from our web site is not incorporated by reference into this Form 10-K. These reports are available soon after they are filed electronically with the SEC. The web site allows access to historical financial information, press releases and quarterly earnings conference calls, our Code of Conduct, corporate governance guidelines, Board of Directors committee charters, as well as disclosure of any amendment to or waivers of our Code of Conduct granted to any of the principal executive officer, principal financial officer or principal accounting officer. The web site provides additional background information about us including information on our history, products and locations. Requests for information or to contact the audit committee chair, lead non-management director or to report concerns about accounting or other issues can be made in writing and sent to the Investor Relations Department at our principal executive office address listed below.

Our quarterly earnings conference calls are typically held the morning after our quarterly earnings releases and are available through our web site via a webcast. The tentative dates for our quarterly earnings conference calls related to 2012 financial results are May 3, 2012, August 2, 2012, November 1, 2012 and February 7, 2013. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through our web site at www.swmintl.com.

Our wholly-owned, majority-owned and controlled subsidiaries are as follows: Schweitzer-Mauduit Canada, Inc., or SM-Canada; Schweitzer-Mauduit Spain, S.L., or SM-Spain, a holding company organized under the Spanish holding company regime and the primary foreign investment holding company for SWM; SWM-Poland, Sp.zo.o., SWM Poland; SWM RTL Philippines Inc.; and Schweitzer-Mauduit International China, Limited, or SM-China, a holding company incorporated in Hong Kong. SM-China owns 50% of the equity interest in China Tobacco Mauduit (Jiangmen) Paper Industry Company Ltd., (CTM), a Sino-Foreign Equity Joint Venture with China National Tobacco Corporation, or CNTC, to manufacture and sell tobacco-related papers in China and 50% of the equity interest in China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., (CTS), a Sino-Foreign Equity Joint Venture to manufacture reconstituted tobacco leaf. Both CTM and CTS are unconsolidated subsidiaries. We indirectly through SM-Spain have subsidiaries in France, the Philippines, Indonesia and Brazil. SM-Spain owns directly 100% of Schweitzer-Mauduit Holding S.A.S., a French holding company, or SMH, and SMH owns 100% of Schweitzer-Mauduit Industries S.A.S., a French corporation, or SMI. Schweitzer-Mauduit International, Inc., SMH and SMI together own 100% of a second holding company Schweitzer-Mauduit France S.A.S., a French corporation, or SMF, which holds our French, Philippine and Indonesian paper operations. SMF directly owns 100% of Schweitzer-Mauduit Developpements S.A.S., a French corporation, or SMD, and SMD owns 100% of LTR Industries S.A.S., a French corporation, or LTRI, our French RTL operation. SMF directly owns 100% of two principal French operating subsidiaries, SWM Services S.A.S. (formerly known as Papeteries de Mauduit S.A.S.), or SWM-S, and Papeteries de Saint-Girons S.A.S., or PdStG, as well as 100% of PDM Philippines Industries, Inc., or PPI, and 95% of P.T. PDM Indonesia, or PT PDM. SMF indirectly owns the third principal French operating subsidiary, PDM Industries S.A.S., or PdM, as well as Papeteries de Malaucène S.A.S., or PdMal, and its subsidiary Malaucène Industries S.A.S., which filed for liquidation during December 2011 and are no longer consolidated effective with the date of the filing. SM-Spain also owns directly 99.99% of the issued and outstanding shares of Schweitzer-Mauduit do Brasil S.A., our Brazilian paper operations, or SWM-B. We had no special purpose entities as of December 31, 2011.

Our principal executive office is located at 100 North Point Center East, Suite 600, Alpharetta, Georgia 30022-8246 and our telephone number at that address is 1-800-514-0186. Our stock is traded on the New York Stock Exchange, or NYSE, under the symbol “SWM.”

We have provided a Glossary of Terms at the end of this Annual Report on Form 10-K.

DESCRIPTION OF BUSINESS

Segment Financial Information. We operate and manage two reportable segments based on product lines: Paper and Reconstituted Tobacco. The Paper segment primarily produces Cigarette Papers such as cigarette (including LIP), plug wrap and base tipping papers used to wrap various parts of a cigarette for sale to cigarette manufacturers. The Paper segment also includes commercial and industrial products such as lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter paper and other specialized papers. These non-tobacco industry products are generally sold directly to converters and other end-users or brokers. The Reconstituted Tobacco segment produces reconstituted tobacco leaf, or RTL, and wrapper and binder products for sale to cigarette and cigar manufacturers.

Additional information regarding “Segment Performance” is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation. In addition, selected financial data for our segments is available in Note 17, Segment Information, of the Notes to Consolidated Financial Statements. Reference is also made to Part I, Item 1A, Risk Factors, Market Risk, for a discussion regarding the risks associated with foreign operations.

Financial information about foreign and domestic operations, contained under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operation” appearing in Part II, Item 7 herein and in Notes 9, 10, 13 and 17 (“Restructuring Activities,” “Debt,” “Income Taxes” and “Segment Information,” respectively) to the Consolidated Financial Statements contained in “Financial Statements and Supplementary Data” appearing in Part II, Item 8 herein, are incorporated in this Item 1 by reference.

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

Each of the three principal types of Cigarette Papers - cigarette, plug wrap and tipping papers - serves a distinct purpose in the function of a cigarette.

Cigarette paper wraps the column of tobacco in a cigarette. Certain properties of cigarette paper, such as control of ignition propensity, basis weight, porosity, opacity, tensile strength, texture and burn rate must be controlled to tight tolerances. Many of these characteristics are critical to meet the requirements of high-speed production processes utilized by cigarette manufacturers as well as their desired attributes of finished cigarettes such as reduced deliveries of tobacco-related smoke constituents. In addition to the attributes and functional requirements of conventional cigarette papers, certain of our products facilitate our customers' design of LIP cigarettes to enhance their ability to self-extinguish when they are not actively being smoked, including papers sold under our registered trademark ALGINEX®.

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

Commercial and industrial products include lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter papers and other specialized papers primarily for the western European, North American, Asian and Brazilian markets. Like porous plug wrap, certain of these non-tobacco industry products use a fiber blend consisting of long-fibers. These products are generally sold directly to converters and other end-users in North America and western Europe and through brokers in Brazil. The non-tobacco industry products are a diverse mix that includes low volume, high-value engineered papers as well as commodity paper grades produced to maximize machine utilization.

MARKETS AND CUSTOMERS

Both segments supply the major, and many of the smaller, cigarette manufacturers including international tobacco companies, regional tobacco manufacturers and government monopolies.

Philip Morris International Inc., or PMI, Philip Morris-USA, a subsidiary of Altria Group Inc., Japan Tobacco Inc., or JTI, and British American Tobacco, or BAT, are our four largest customers and together with their respective affiliates and designated converters, accounted for 54%, 54% and 56% of the Company's 2011, 2010 and 2009 consolidated net sales, respectively. Although the total loss of one or more of these large customers could have a material adverse effect on our results of operations, this is not considered likely given the significant share that our capacity represents of the total worldwide supply available to meet the demand for cigarette-related fine papers. A material variation in demand from one or more of these customers or due to external factors such as government legislation or changes in consumer behavior, however, could result in a significant decline in demand for our products.

SALES AND DISTRIBUTION

Essentially all tobacco-related products manufactured by both the Paper and Reconstituted Tobacco segments are sold by our marketing, sales and customer service organizations directly to cigarette manufacturers or their designated converters. Most of our Paper Segment's non-tobacco related products, which represent approximately 5% to 8% of its net sales, are sold on a direct basis.

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

Cigarette Paper As the sole domestic producer of Cigarette Papers in North America, we believe that we have the majority supply position. PdM and PdStG, indirect wholly-owned subsidiaries in France, and SWM-Poland sell most of their products in western Europe. We believe SWM-B has the majority of the cigarette paper market in Brazil and in South America. Our principal competitors include European suppliers delfortgroup AG, or Delfort, an Austrian corporation, Miquel y Costas & Miquel S.A., or Miquel y Costas, a Spanish corporation, and Julius Glatz GmbH, an independent German company. The principal competitors of our Indonesian cigarette paper business are PT Surya Zig Zag and PT Bukit Muria Jaya, or PT BMJ, which are owned by Indonesian cigarette production companies. We believe that the bases of cigarette paper competition are price, consistent quality, security of supply, level of technical service and performance requirements of the customer's cigarette-making equipment.

We have developed, individually or in conjunction with customers, technologies to address the market for cigarette paper for LIP cigarettes in the United States, Canada, Australia and the European Union, or EU. We are currently the leading producer of cigarette paper for LIP cigarettes and continue to actively develop the technologies for such products. We have license agreements with third parties which grants them the right to use our LIP intellectual property.

Plug Wrap Paper We estimate that our Paper segment holds a majority of market share for plug wrap papers in each of the markets in which we compete. Our competitors are Miquel y Costas and Delfort.

Base Tipping Paper Our Paper segment supplies base tipping paper for the North American market, which is subsequently printed by converters. The principal competitors in this market are Delfort and Julius Glatz. We estimate our Brazilian operation holds the majority of the market share for base tipping paper in South America, which is subsequently printed by converters. Our principal competitor in Latin America is Miquel y Costas. We believe that the bases for competition are consistent quality, price and, most importantly, the ability to meet the runability and printability requirements of converting equipment and high-speed cigarette-making machines.

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

LTRI's principal competitors are cigarette companies such as Philip Morris-USA, R.J. Reynolds Tobacco Company, Elets, an affiliate of Japan Tobacco Inc. which operates in Russia, and STMA (China), which produce RTL primarily for internal use. Low prices for tobacco leaf can adversely impact RTL demand.

We estimate that approximately 40% of reconstituted cigar wrapper and binder used in the U.S. market is produced internally by domestic cigar manufacturers. Our Reconstituted Tobacco segment's Ancram mill and Nuway Tobacco, a privately-held cast process manufacturer, produce the balance for the U.S. market which is not produced internally by domestic cigar manufacturers. The Ancram mill and DHT, a subsidiary of NV Deli Maatschappij, are the main suppliers to the European cigar manufacturers.

Other Products We produce papers for lightweight printing and writing, battery separator papers, drinking straw wrap, filter papers and other specialized papers primarily for the western European, North American, Asian and Brazilian markets. We believe that price is the primary basis of competition for drinking straw wrap, printing and writing and filter papers, while consistent quality and customer service are believed to be the primary competitive factors for battery separator paper.

RAW MATERIALS AND ENERGY

Wood pulp is the primary fiber used in our operations. Our operations consumed 83,000 and 82,000 metric tons of wood pulp in 2011 and 2010, respectively, all of which was purchased. Our operations also use other cellulose fibers, the most significant of which are in the form of flax fiber and tobacco leaf by-products, as the primary raw materials for Cigarette Papers and reconstituted tobacco products, respectively. While tobacco leaf by-products are generally the property of the cigarette manufacturer for whom the reconstitution is contracted, we purchase some tobacco leaf by-products for use in the production of RTL and wrapper and binder products.

Flax straw is purchased and subsequently processed into flax tow at our processing facility in Canada. The flax tow is then converted into flax pulp at pulping facilities in the United States and France or flax pulp may also be purchased on the open market. Certain specialty papers are manufactured by our operations in France, requiring small amounts of other cellulose fibers, all of which are purchased.

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

The papermaking processes use significant amounts of energy, primarily electricity, natural gas and fuel oil to run the paper machines and other equipment used in the manufacture of pulp and paper. In France, Poland and in the United States, availability of energy is generally not expected to be an issue, although prices can fluctuate significantly. We enter into agreements to procure a portion of our energy requirements for future periods in order to reduce the uncertainty of future energy costs.

In France, we have entered into agreements with an energy cogeneration supplier whereby the supplier constructed and operates cogeneration facilities at our Spay and Quimperlé Mills and supplies steam that is used in the operation of our mills. These cogeneration facilities provide energy cost savings and improved security of supply.

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

Within the Paper segment, the U.S. operations do not calculate or maintain records of order backlogs. Its largest customer Philip Morris-USA provides forecasts of future demand, but actual orders for Cigarette Papers are typically placed two weeks in advance of shipment. In France, Cigarette Papers order backlog was approximately $30 million and $28 million on December 31, 2011 and 2010, respectively. This represented approximately 19 and 20 days of sales for the Paper operations in 2011 and 2010, respectively. The Polish and Brazilian operation do not calculate or maintain records of order backlogs. Souza Cruz, Brazil's largest customer, provides forecasts of its future demand, typically eight weeks in advance, in order for the Brazilian operations to manage production and ensure a sufficient supply to meet this customer's anticipated requirements.

The Reconstituted Tobacco segment's RTL business operates predominantly under a number of annual supply agreements. The order backlog for RTL was approximately $152 million and $163 million on December 31, 2011 and 2010, respectively.

Sales of our products are subject to significant seasonal fluctuations. In the United States and Europe, customer shutdowns of one to two weeks in duration typically occur in July and December. In Brazil, customer orders are typically lower in December due to a January and February holiday season.

RESEARCH AND DEVELOPMENT

We employ approximately 60 research and development personnel in research and laboratory facilities in Spay, France, Santanésia, Brazil, San Pedro, Philippines, Strykow, Poland and Alpharetta, Georgia. We are dedicated to developing Cigarette Papers, reconstituted tobacco and non-tobacco paper product innovations and improvements to meet the needs of individual customers. The development of new components for tobacco products and the development of new non-tobacco paper products are the primary focuses of these research and development functions, including several development projects for our major customers. We expensed $9.3 million in 2011, $8.5 million in 2010 and $8.0 million in 2009 on research and development. We believe that our research and product development capabilities have played an important role in establishing our reputation for high quality, superior products.

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

PATENTS AND TRADEMARKS

As of December 31, 2011, we owned 186 patents and had pending 83 patent applications covering a variety of Cigarette Papers, RTL and cigar wrapper and binder products and processes in the United States, western Europe and several other countries. We believe that such patents, together with our papermaking expertise and technical sales support, have been instrumental in establishing us as the leading worldwide supplier of Cigarette Papers. We believe that patents have contributed to our position as the world's leading independent producer of papers used for LIP cigarettes.

Management believes that our “ALGINEX®” water-based technology trademark for use in banded papers for the production of LIP cigarettes, and the “SWM” logo and trade names have been important contributors to the marketing of our products.

EMPLOYEES

As of December 31, 2011, we had 2,800 regular, full-time, active employees.

North American Operations Hourly employees at the Spotswood, New Jersey, and Ancram, New York mills are represented by locals of the United Steel Workers Union. The collective bargaining agreement at our Spotswood mill is a two-year agreement which is effective through July 28, 2013. The three-year collective bargaining agreement at our Ancram mill is effective through September 30, 2014. We believe employee and union relations continue to be positive at the Spotswood and Ancram mills.

The fiber operations of our Canadian subsidiary and our Newberry, South Carolina facility are non-union. We believe that employee relations are positive.

French Operations Hourly employees at our Quimperlé, Spay, and Saint-Girons, France mills are union represented. Our Quimperlé mill is operating pursuant to an employment agreement that expired effective December 31, 2011. Negotiations are being held at this location regarding compensation issues. The collective bargaining agreements at our Spay and Saint-Girons mills are effective through February 29, 2012 and May 30, 2012, respectively. We believe our employee relations are comparable to similar French manufacturing operations.

Asian Operations Employees of our Philippine operations are non-union. We believe that employee relations in the Philippines are positive.

Our mill in Medan, Indonesia is operating pursuant to a two-year collective bargaining agreement that is effective through June 30, 2012. We believe that employee relations are positive.

Brazilian Operations Hourly employees at the Pirahy mill are represented by a union. The one-year collective bargaining agreement at SWM-B was renewed through May 31, 2012. We believe that employee relations are positive and comparable to similar Brazilian manufacturing operations.

Polish Operations Employees at our Strykow, Poland facility are non-union. We believe that employee relations in Poland are positive.

ENVIRONMENTAL MATTERS

Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil and Canada were $1 million in 2011 and are expected to be $1 million or less in each of the next two years, of which no material amounts were or are expected to be the result of environmental fines or settlements. These expenditures are not expected to have a material adverse effect on our financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in our plans, changes in legal requirements or other factors.

WORKING CAPITAL

We normally maintain approximately 30 to 60 days of inventories to support our operations. Our sales terms average between 15 and 60 days for payment by our customers, dependent upon the products and markets served. For a portion of our business, particularly our French operation's export sales, extended terms are provided. With respect to our accounts payable, we typically carry approximately a 30 to 60 day level, in accordance with our purchasing terms, which vary by business location. The accounts payable balance varies in relationship to changes in our manufacturing operations, particularly due to changes in prices of wood pulp and purchased energy and the level and timing of capital expenditures related to projects in progress.

EXECUTIVE OFFICERS

The names and ages of the Named Executive Officers as of February 24, 2012, together with certain biographical information, are as follows:

Name	Age	Position
Frédéric P. Villoutreix	47	Chairman of the Board and Chief Executive Officer
Otto R. Herbst	52	Chief Operating Officer & Executive Vice President Paper Business
Michel Fievez	54	Executive Vice President, Reconstituted Tobacco Business
Wilfred A. Martinez	58	Vice President, LIP
Jeffrey A. Cook	57	Executive Vice President, Chief Financial Officer and Treasurer
Mark A. Spears	49	Corporate Controller

There are no family relationships between any of the directors, or any of our executive officers. None of our officers were selected pursuant to any arrangement or understanding between the officer and any person other than the Company. Our executive officers serve at the discretion of the Board of Directors and are elected annually by the Board.

Frédéric P. Villoutreix was elected Chairman of the Board and Chief Executive Officer effective January 1, 2009. Mr. Villoutreix joined the Company on December 7, 2005, was elected Chief Operating Officer on February 1, 2006, and served as interim President, French Operations from December 2006 to June 2007. Mr. Villoutreix joined us in December 2005 from Compagnie de Saint-Gobain, a leading French multi-national manufacturer of engineered materials and products, where he worked since 1990. From 2001 to 2005, Mr. Villoutreix held key manufacturing positions in Europe and the United States with Saint-Gobain, including General Manager, World Construction Products and Stone, Luxembourg and Vice President, Abrasives Europe and Coated Abrasives World with 33 operating locations.

Otto R. Herbst has served as Chief Operating Officer since January 2009 and the Executive Vice President Paper Business since March 2010. Previously, Mr. Herbst was President of the Americas beginning in August 2006 with responsibility for the U.S. and Brazilian business units. Mr. Herbst served as our President - Brazilian Operations from April 1999 to July 2006. Prior to April 1999, he served as General Manager for New Business and Services from 1997 through March 1999 for Interprint, a manufacturer of security documents, telephone cards and business forms. From 1990 through 1997, Mr. Herbst served as Director of Agaprint, a manufacturer of packaging materials, business forms, commercial printing papers, personalized documents and envelopes.

Michel Fievez was appointed Executive Vice President Reconstituted Tobacco Business during March 2010. He held the position of President - European Operations from June 2007 to March 2010. From 2003 to May 2007, Mr. Fievez served as General Manager One Side Coated Papers and then Vice President and General Manager Packaging, Metalizing and Office and Graphic with Ahlstrom Corporation. From 1998 to 2003, he held key manufacturing positions, including Managing Director, with Chesapeake Display and Packaging in Europe, and from 1994 to 1998, held the position of Vice President Manufacturing and Technology with Mead Packaging Europe.

Wilfred A. Martinez was appointed Vice President LIP in January 2011. He served as President Americas Paper Business since March 2010. Previously, Mr. Martinez served as President of the Americas from January 1, 2009. Mr. Martinez was Corporate Executive Vice President and Strategy Officer, President, International Division and Senior Vice President, Worldwide Operations from 1996 to 2008 with Laticrete International, Inc., a world leader of tile and stone installation systems. From 1995 to 1996, he was General Manager, Monolithic Refractories, for Harbison-Walker Refractories, Inc., a leading global manufacturer of high temperature refractory products, and from 1979 to 1995 he served as Vice-President, International Operations, Vice-President, Technology and Director, Research and Development for Minteq International, Inc., a technology based multi-national sales and manufacturing refractory company.

Jeffrey A. Cook was appointed Executive Vice President, Chief Financial Officer and Treasurer in February 2012. Prior to joining SWM, he served as Chief Financial Officer since 2007 of Presstek Inc., a manufacturer and distributor of products for the commercial graphics industry, including printing presses, consumables and service. Mr. Cook began his career with General Electric and served in roles of increasing financial leadership including serving as Chief Financial Officer of GE Government Services Inc. from 1990 to 1993 and Vice President Finance of the Government Services Group of Lockheed Martin Corporation. From 1996 to 1997, he was Vice President and Chief Financial Officer of Bechtel Systems and Infrastructure, a division of Bechtel Group Inc. He was Vice President Finance of Moore North American, a division of Moore Corporation from 1997 to 2000. Mr. Cook served as Senior Vice President Chief Financial Officer and Chief Information Officer of Kodak Polychrome Graphics, a joint venture between Eastman Kodak and Sun Chemical from 2000 to 2005.

Mark A. Spears has served as our Corporate Controller since March 2008. Mr. Spears served as our interim Chief Financial Officer from November 2011 through February 2012. Mr. Spears joined the Company in 1995 as Corporate Reporting Manager and subsequently served in progressive roles in the Controller department including Director of Corporate Reporting and Assistant Controller. Prior to joining Schweitzer-Mauduit, Mr. Spears was an audit manager with Coopers and Lybrand LLP (now PricewaterhouseCoopers) from 1984 to 1995.

Item 1A. Risk Factors

Factors That May Affect Future Results

Many factors outside our control could impact future financial results. While not an exhaustive list, the following important factors could cause our actual results for 2012 and beyond to differ materially from those expressed in any forward-looking statements we have made.

Our business can be impacted by governmental actions relating to tobacco products.

In 2011, more than 93% of our net sales were from products used by the tobacco industry in making cigarettes or other tobacco products. Governments around the world, particularly in the United States and western Europe, increasingly are regulating the advertising, promotion, sale and use of tobacco products as a result of reports and speculation with respect to the possible harmful physical effects of cigarette smoking, second-hand smoke and use of tobacco products. In addition, tobacco products are heavily taxed in many jurisdictions. Cigarette consumption in the United States and western Europe has declined, in part due to these actions, which, in turn, have decreased demand for our products in these regions. In addition, litigation is pending against the major manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation may have on the tobacco industry or its demand for our products, but in the past, increases in taxes and litigation have adversely affected demand. In the U.S., the regulatory jurisdiction of the federal Food and Drug Administration was extended in 2009 to include tobacco products, which are now subject to product component disclosure regulations, new controls on ingredients, and additional restrictions about marketing and labeling. In the European Union, the Tobacco Products Directive regulates the content, effects, marketing and labeling of tobacco products, and the ongoing phase-in of the REACH regulation (Registration, Evaluation, Authorization, and Restriction of Chemical Substances) may further restrict product ingredients. Additionally, the World Health Organization is actively promoting tobacco regulation, and other countries worldwide are in the process of adopting some or all of these restrictions. The impact of these legislative initiatives on the production and sale of our and our customers' products is not presently known.

Our technological advantages are unlikely to continue indefinitely.

We consider our intellectual property and patents to be a material asset. We have been at the forefront of developing new products and technology within our industry and have patented several of our innovations, particularly with regard to cigarette paper used to produce LIP cigarettes. This has enhanced our ability to sell products and to provide added function and other value to the products we sell allowing them to command higher margins. This advantage has also enabled us to license our patents and know-how and earn royalty income from competitors and customers. Presently, we are seeing evidence of increasing efforts and activity by our competitors to develop and sell competitive products, particularly in the area of papers used for lower ignition propensity applications. Over time, we expect our competitors to develop competitive products that are designed to avoid our patents or to license our innovations. Ultimately, our patents will expire. As we expand our production of LIP papers and RTL to more locations and countries, the risk of the loss of proprietary trade secrets will increase, and any significant loss would result in the loss of the competitive advantages provided by such trade secrets. While we cannot predict the impact or the timing of these trends and eventualities, they likely will reduce our sales and margins from the levels that we otherwise would have achieved.

Effectively policing our domestic and international intellectual property and patent rights is costly and may not be successful.

Our portfolio of granted patents varies by country, which could have an impact on any competitive advantage provided by patents in individual markets. We rely on patent, trademark, and other intellectual property laws of the United States and other countries to protect our intellectual property rights. In order to maintain the benefits of our patents, we may be required to enforce certain of our patents against infringement through judicial or administrative actions. However, we may be unable to prevent third parties from using our intellectual property or infringing on our patents without our authorization, which may reduce any competitive advantage we have developed. If we have to litigate to protect these rights, any proceedings could be costly, time consuming, could divert management resources, and we may not prevail. We cannot guarantee that any United States or foreign patents, issued or pending, will continue to provide us with any competitive advantage or will not be successfully challenged by third parties. We do not believe that any of our products infringe the valid intellectual property rights of third parties. However, we may be unaware of intellectual property rights of others that may cover some of our products or services. In that event, we may be subject to significant claims for damages. Effectively policing our intellectual property and patents is time-consuming and costly, and the steps taken by us may not prevent infringement of our intellectual property, patents or other proprietary rights in our products, technology and trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

In December 2009, Miquel y Costas S.A., delfortgroup AG, and Societe Papeterie Leman SAS filed Notices of Opposition to the European Patent Office's, or EPO, grant of European Patent EP 1482815.  The oppositions filed by Societe Papeterie Leman and delfortgroup contend that the claim language regarding the film-forming material to have a certain viscosity was not sufficiently described, that the claims were not patentable due to a prior art reference, a reference that was disclosed by SWM to the examiner and cited by him in granting the patent, and lack of inventive step.  Societe Papeterie Leman further alleged that claim 1 is not sufficiently definite and is therefore invalid.  Miquel y Costas claims that the patent lacks novelty as to the film-former gum Arabic, that claim 1 of the patent lacks sufficient disclosure and that claim 1 also lacks novelty.  The Company will continue to defend the grant of this patent by taking necessary actions including responding to further submissions by the opponents.  Once the EPO considers that all positions have been fully briefed, it may hold a hearing to assist it in reaching a final conclusion on the oppositions.  There is no mandated timetable by which the EPO must reach a decision.  The outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution.  The patent remains in effect and fully enforceable while the opposition proceedings are pending. As a result of a world-wide LIP license agreement reached with SWM in October 2011, delfortgroup withdrew from this proceeding. The action remained open with the other parties.

On November 12, 2010, the EPO issued a Notice of Decision to Grant SWM European Patent No. 1333729.  On December 8, 2010, Julius Glatz GmbH filed a Notice of Opposition to the grant of this patent.  In September 2011, Societe Papeterie Leman, Miquel y Costas and delfortgroup each filed opposition papers and Glatz supplemented its previous filing. We expect that the EPO will open an opposition proceeding. The Company believes that the EPO properly granted the patent and it intends to defend the patent should an opposition proceeding be opened. As a result of its world-wide LIP license agreement with SWM, delfortgroup withdrew from this proceeding. The action remained open with the other parties.

The Company filed an infringement action on February 8, 2010 in the United States District Court for South Carolina, Charleston Division, against multiple defendants alleging infringement of the Company's United States Patent Number 6,725,867 and a First Amended Complaint on June 1, 2010 which added claims of alleged infringement under United States Patent Number 5,878,753 and further specifies products we believe violate our patents. Adversarial proceedings present uncertainties and risks, which could include invalidation of the patent in dispute, a change in the scope of the patent claims, or an adverse determination on the question of infringement, among others. As was their right under the applicable statute, the defendants requested and the court granted a motion staying this civil action until completion of the International Trade Commission, or ITC, proceedings. The civil action may be restarted once the ITC action is concluded. We believe the outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution. As a result of the world-wide LIP license agreement, SWM and delfortgroup jointly took action to dismiss delfortgroup from this action. The case is expected to remain open with the other parties, but will remain stayed pending the final determination of the ITC proceeding.

On December 17, 2010, the Company filed a complaint with the ITC against multiple respondents, including Julius Glatz, delfortgroup, Astra Tobacco and LipTEC based on their unlawful importation into the United States, the sale for importation, and the sale within the United States after importation of certain paper wrappers used in manufacture of reduced ignition proclivity cigarettes and products that infringe, are made or produced under, or by means of, a process covered by, one or more of claims 36, 43, and 45 of United States Patent No. 6,725,867 and claims 1-6, 10-18, and 22-25 of United States Patent No. 5,878,753. We amended our complaint to add new respondents including Dosal Tobacco Corp.; Farmer's Tobacco Co.; S M Brands, Inc.; Tantus Tobacco LLC; KenX Worldwide, LLC; Dr. Franz Feurstein GmbH and Paperfabrik Wattens GmbH Co. KG.  Our complaint requests the ITC to issue an exclusion order and cease and desist order. The ITC opened an investigation in January 2011, and held hearings October 31, 2011 through November 8, 2011. An initial unfavorable decision was issued by the Administrative Law Judge on February 4, 2012, which we will seek to have reviewed by the full Commission, from which a Target Date for decision is May 29, 2012.  During this process, we anticipate that there will be numerous motions, orders and other procedural matters decided that are the normal course of an adversarial process.  Absent any of these events having a material impact on the likely outcome of the proceeding, we would not expect to comment on such matters publicly. The outcome of this action will not impact the Company's right to produce and sell its flagship Alginex® papers for LIP cigarettes.

delfortgroup requested re-examinations by the U.S. Patent and Trademark Office, USPTO, of two of our patents: U.S. Patent No. 6,725,867 and U.S. Patent No. 5,878,753. After a number of initial rejections, the USPTO opened an interpartes re-examination of Patent No. 6,725,867 and an ex-parte re-examination of Patent No. 5,878,753.  The USPTO issued an initial office action regarding Patent No. 6,725, 867 on March 17, 2011 that confirmed certain claims and that rejected other claims.  The timing of the next office action is at the discretion of the USPTO.  There can be additional preliminary office actions or a final office action.  The patent remains valid and enforceable during the pendency of the re-examination process unless and until a final order of cancellation is issued, which may then be appealed to the Patent Board at the USPTO and thereafter to the U.S. Federal Circuit.  The USPTO issued a Notice of Intent to Confirm Patent No. 5,878,753 in September 2011 and on November 1, 2011, the USPTO issued an Ex Parte Reexamination Certificate confirming all claims of Patent No. 5,878,753.

In July 2011, delfortgroup filed an action in the High Court of Justice, Chancery Division, Patents Court in the United Kingdom (UK)  seeking a declaration that European Patents (UK) Nos. 0-870-437 and 1-333-729 are each invalid and petitioned for an order that they each be revoked. delfortgroup further petitioned the Court for a declaration under s. 71 Patents Act of 1977 or under the Court's inherent jurisdiction for a declaration that the importation into and sale in the UK of paper wrappers made pursuant to a disclosed process purportedly used by delfortgroup would not constitute an infringement of any of claims 1 to 9 of European Patent (UK) No. 1-333-729.  As a result its world-wide LIP license agreement between SWM and the delfortgroup, this proceeding was terminated.

On October 24, 2011, delfortgroup and SWM announced a world-wide non-exclusive patent license agreement that settles their patent disputes over print banded lower ignition propensity papers. Pursuant to this agreement, delfortgroup made a payment to SWM for past sales of LIP print banded product, will pay SWM a minimum annual royalty of $4 million over the next five years which began with 2011, and a running royalty for the life of the license agreement. This license agreement also settles all of the litigation and administrative proceedings pending between delfortgroup and SWM and, as a result, the proceedings in the U.K. have been terminated. delfortgroup has also withdrawn from the USPTO re-examination proceedings and European patent opposition proceedings and has been dismissed from the civil infringement action in South Carolina .

Our financial performance can be significantly impacted by the cost of raw materials and energy.

Raw materials are a significant component of the cost of the paper that we manufacture. The cost of wood pulp, which is the largest component of the raw materials that we use, is highly cyclical and can be more volatile than general consumer or producer inflationary changes in the general economy. For instance, during the period from January 2009 through December 2011, the U.S. list price of northern bleached softwood kraft pulp, or NBSK, a representative pulp grade that we use, ranged from a low of $635 per metric ton in April 2009 to a high of $1,010 per metric ton in June 2010. We periodically enter into agreements with customers under which we agree to supply products at fixed prices. As a consequence, unanticipated increases in the costs of raw materials can significantly impact our financial performance. Even where we do not have fixed-price agreements, we generally cannot pass through increases in raw material costs in a timely manner and in many instances are not able to pass through the entire increase to our customers.

Paper manufacturing is energy-intensive. In France, Poland and in the United States, availability of energy generally is reliable, although prices can fluctuate significantly based on variations in overall demand. Western Europe is becoming increasingly dependent on energy supplies from the Commonwealth of Independent States, which in the past has demonstrated a willingness to restrict or cut off supplies of energy to certain customers. The volume of oil or gas flowing through pipeline systems that ultimately connect to western Europe also has been cut off or restricted in the past, and such actions also have the capability of adversely impacting the supply of energy to western Europe. In Brazil, where production of electricity is heavily reliant upon hydroelectric plants, availability of electricity can be, and has in the past been, affected by rain variations. Although our Brazilian business currently has a sufficient supply of energy to continue its current level of operation, there can be no assurance that we will have sufficient supply in the future. Due to the competitive pricing for most of our products, we typically are unable to fully pass through higher energy costs to our customers. Periodically, when we believe it is advantageous to do so, we enter into agreements to procure a portion of our energy for future periods in order to reduce the uncertainty of future energy costs. However, in recent years this has only marginally slowed the increase in energy costs due to the volatile changes in energy prices we have experienced.

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

•
We are exposed to global as well as regional macroeconomic and microeconomic factors, which can affect demand and pricing for our products, including: unsettled political and economic conditions; expropriation; import and export tariffs; regulatory controls and restrictions; and inflationary and deflationary economies. Risks inherent in international operations also include risks associated with the U.S. Foreign Corrupt Practices Act and local anti-bribery law compliance.

•
We participate in two joint ventures in China. One sells our products primarily to Chinese tobacco companies. The second joint venture is building a new reconstituted tobacco mill in China. Operations in China entail a number of risks including international and domestic political risks, the need to obtain operating and other permits from the government and to operate within an evolving legal and economic system.

We are dependent upon the availability of credit, and changes in interest rates can impact our business.

We supplement operating cash flow with bank borrowings under a credit agreement with a syndicate of banks that expires in May 2016. To date, we have been able to access credit when needed and on commercially reasonable terms. However, deterioration of credit markets could have an adverse impact on our ability to negotiate new credit facilities. Constraints on the availability of credit, or the unavailability of credit at reasonable interest rates, would negatively impact our business.

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

We face competition from several established competitors.

Our three largest competitors are delfortgroup AG, Julius Glatz GmbH and Miquel y Costas. All three primarily operate from modern and cost-effective mills in western Europe and are capable and long-standing suppliers to the tobacco industry. Further, two, Delfort and Glatz, are privately held and the third, Miquel y Costas, is a closely held public company. Thus their financial results and other business developments and strategies are not disclosed to the same extent as ours, which provides them some advantage in dealing with customers. Given our mutual concentration in western Europe, which is a declining market and has labor laws that make reducing capacity expensive and slow, excess capacity exists and therefore price competition is acute. All three have good relationships with the multinational cigarette companies, as does the Company. The multinational cigarette companies have been known to use these close relationships to support development of competitive products and facilities, especially when confronted with high value new technologies such as porous plug wrap in the past and potentially LIP today. As a result of the foregoing, the Company primarily faces selling price, sales volume and new product risks from its existing competitors. Currently, fine papers used to produce cigarettes are not exported from available capacity in China to western multinational cigarette companies due to government taxes which limit price competitiveness. Should conditions change in this regard, capacity that currently is operating in China would present a risk to our competitive position in the developed world. In the RTL market, demand is a function of smoke delivery regulations, the cigarette manufacturer's desire for a uniform and consistent product and the cost of recycling the tobacco by-product scraps relative to the cost of virgin tobacco products. The enhanced capabilities provided by RTL in the area of product design and regulatory compliance are becoming more important to the end-user.

We are dependent upon a small number of customers for a significant portion of our sales. The loss of one or more of these customers could have a materially adverse effect on our business.

Four customers accounted for over 54% of our net sales in 2011. The loss of one or more of these customers, or a significant reduction in their purchases, could have a material adverse effect on our results of operations and financial results. In addition, significant consolidation has occurred among our customers, thereby increasing our dependence upon a fewer number of customers and increasing the negotiating leverage of the customers that survive. Adverse results in the negotiation of any of our significant customer contracts, the terms of which are typically negotiated every one to three years, could significantly impact our financial performance. We are presently the sole supplier of on-line banded cigarette papers for use in LIP cigarettes to Philip Morris-USA for its U.S. requirements under a long-term supply agreement for which Philip Morris-USA is obligated to purchase 100% of its requirements for its proprietary on-line banded cigarette papers for a minimum period of 7 years, and the Company is obligated to supply such product for a minimum of 12 years which began June 1, 2007. This supply agreement is a cost plus arrangement, and Philip Morris-USA began advising us in 2009 that it disagrees with the manner in which we have determined one aspect of the cost of this product as invoiced. Philip Morris-USA has exercised its contract right to have an independent party audit our cost calculation. We have provided Philip Morris-USA with the support for our calculation and confirmed that the calculation was made consistent with methodology applied over the life of the supply agreement and in accordance with the terms of the supply agreement. This matter could result in litigation between Philip Morris-USA and us. Currently, the amount disputed is approximately $24.4 million.

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

There also is the possibility of regulation of carbon dioxide emissions in the U.S. It is not presently possible to assess what, if any, impact such regulations might have on our domestic U.S. operations.

We are a member of a potentially responsible party group (Global PRP Group) that has entered into a settlement with the State of New Jersey concerning the remediation of a landfill site in Middlesex County, New Jersey. We have established a reserve of less than $0.1 million that we believe is adequate to cover our liability, but we remain exposed to changes in the State's requirements and in the estimated costs to complete the remediation in accordance with the settlement terms. In 2008, we received an invitation to participate in the remediation of contamination allegedly identified at a mill complex in Elizabeth, New Jersey that was formerly owned and operated by Kimberly-Clark Corporation. Under the terms of our spin-off from Kimberly-Clark in 1995, we are obligated to indemnify Kimberly-Clark Corporation from certain exposures related to the past and future liabilities of the business spun-off, which would include the Elizabeth, New Jersey mill. We declined the invitation to participate in the proposed clean-up of this mill pending the provision of information demonstrating our responsibility to do so, which to date has not been provided.

Although we are not aware of any environmental conditions at any of our facilities that could have a material adverse effect on our financial results, as we sell closed facilities in France and in the U.S. that have been operated over the course of many decades, we may be required to perform additional environmental evaluations that could identify items that might require remediation or other action, the nature, extent and cost of which are not presently known.

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

In early 2011, we announced suspension of construction of a wholly-owned reconstituted tobacco mill in the Philippines and plans to construct a new reconstituted tobacco mill in China through a joint venture in which one of our subsidiaries has a 50% ownership interest. Building a new mill is a major construction project and entails a number of risks, ranging from the possibility that the contractors and sub-contractors who are expected to build the facility and supply the necessary equipment do not perform as expected, to the possibility that there will be cost overruns or that design defects or omissions cause the mill to perform at less than projected efficiency or at less than projected capacity. In addition, commencement of production at a new mill is time consuming and requires customer testing and acceptance of the products that are produced. Also, while we anticipate sufficient demand for the mill's output, there can be no assurances that the expected demand will materialize. For more information on our expansion plans, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

In the aggregate including continuing and discontinued operations, we have incurred $151.5 million in restructuring and related impairment expenses from 2006 through December 31, 2011, including $91.4 million in cash-related expenses. As a result of actions taken as of December 31, 2011, we expect future payments of approximately $11 million in cash-related restructuring costs through 2017.

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

A failure of a key information technology system or process could adversely affect our business.

We rely extensively on information technology systems, some of which are managed by third-party service providers, to analyze, process and manage transactions and data. We also rely heavily on the integrity of this data in managing our business. We or our service providers could experience errors, interruptions, delays or cessations of service in key portions of our information technology infrastructure, which could significantly disrupt our operations and be expensive time-consuming and resource-intensive to remedy.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2011, we operated 11 production facilities (which include three fiber pulping operations) on four continents.

We have approximately 133,000 metric tons of annual paper production capacity and approximately 84,000 metric tons of annual reconstituted tobacco products production capacity, dependent upon the production mix. Capacity utilization decreased in 2011 to 90% for paper products and increased to 94% for reconstituted tobacco products compared with 92% and 91%, respectively, in 2010. We also operate flax fiber processing operations in Canada and printing operations in France, Poland and the United States. We own each of these facilities and the associated operating equipment except for a flax tow storage facility in Winkler, Manitoba and the mill building in Strykow, Poland, which are leased.

We maintain administrative and sales offices in Alpharetta, Georgia, in Quimperlé and Spay, France, in Shanghai, China, in Piraí and Rio de Janeiro, Brazil, in San Pedro, Philippines, in Medan, Indonesia, Moscow, Russia and Strykow, Poland. Our world headquarters are also located in Alpharetta. All of these offices are owned except for those located in Alpharetta, Shanghai, Rio de Janeiro, Madrid, Moscow and Strykow.

We consider all of our facilities to be well-maintained, suitable for conducting our operations and business, and adequately insured. The RTL Philippines facility in Sto. Tomas, Philippines is being held in a mothballed state which would require additional construction work before operations commence.

The following are locations of our principal production facilities which are owned, except for the Strykow, Poland facility which is leased, as of December 31, 2011:

Paper Segment Production Locations	Reconstituted Tobacco Segment Production Locations
Spotswood Mill	LTR Industries Mill
Spotswood, New Jersey	Spay, France

Papeteries de Saint-Girons Mill	Ancram Mill
Saint-Girons, France	Ancram, New York

Papeteries de Mauduit Mill	RTL Philippines
Quimperlé, France	Sto. Tomas, Philippines

Pirahy Mill
Piraí, Brazil

PDM Philippines Industries
San Pedro, Philippines

P.T. PDM Indonesia
Medan, Indonesia

SWM-Poland
Strykow, Poland

Newberry Operation
Newberry, South Carolina

Fiber Operation
Manitoba, Canada

Item 3. Legal Proceedings

General

We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims, product liability and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material effect on the results of operations in a given quarter or year. Below is a summary of our major outstanding litigation.

Litigation

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

Both assessments are presently on appeal in separate chambers of the Federal Supreme Court. Assessment 1 is before the court on a procedural question which, if decided favorably, would invalidate Assessment 1. If decided against SWM-B, Assessment 1 would then be sent back to the lower court for a decision on the merits. Assessment 2 is before the Federal Supreme Court on the merits and will be finally decided by the action of the chamber of the court hearing the matter, unless there is a prior decision by a chamber of the Federal Supreme Court on Assessment 2 that is in contradiction, in which case the conflict between the rulings of the different chambers will be decided by the Federal Supreme Court sitting as a whole. No docket entry has been made yet regarding argument on either assessment.  SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. Based on the foreign currency exchange rate at December 31, 2011, the Assessment totaled approximately $44 million, of which approximately $20 million is covered by the above-discussed indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation of the Assessment under the facts and law as presently understood.

Indemnification Matters

In connection with our spin-off from Kimberly-Clark in 1995, we undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to us that were not identified as excluded liabilities in the related agreements. As of December 31, 2011, there are no material claims pending under this indemnification.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since November 30, 1995, our common stock, $0.10 par value, or Common Stock, has been listed on the New York Stock Exchange, trading under the symbol “SWM.” On February 22, 2012, our stock closed at $69.97 per share.

The table below presents the high and low prices of our Common Stock on the New York Stock Exchange - Composite Transactions reporting system for the periods indicated.

	High	Low
2012
First Quarter (through February 22, 2012)	$72.55	$61.18

2011
Fourth Quarter	$74.68	$53.37
Third Quarter	62.89	50.43
Second Quarter	56.32	47.18
First Quarter	68.38	46.75

2010
Fourth Quarter	$69.33	$53.08
Third Quarter	60.48	42.62
Second Quarter	62.63	47.28
First Quarter	83.63	42.39

Performance Graph

The following graph compares the total cumulative stockholder return on our Common Stock during the period from December 31, 2006 through December 31, 2011, with the comparable cumulative total returns of the Wilshire 5000 Index and a self-constructed peer group which reflects, but is not exactly comparable to, the Dow Jones Paper Products Index. We have selected the following companies as our peer group: Neenah Paper Inc., P.H. Glatfelter Co., Wausau Paper Corp., and Buckeye Technologies Inc.

The graph assumes that the value of the investments in the Common Stock and each index were $100 on December 31, 2006 and that all dividends were reinvested. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Cumulative Five Year Total Return
Holders

As of February 22, 2012, there were 2,593 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information, as of December 31, 2011, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in the first column)
Equity Compensation Plans approved by stockholders:
Equity Participation Plan (1)	104,950	$32.02	—
Outside Directors Stock Plan (2)	N/A	N/A	65,923
Restricted Stock Plan (3)	N/A	N/A	673,440
Total approved by stockholders	N/A	N/A	739,363
Equity Compensation Plans not approved by stockholders:	—	—	—
Grand Total	N/A	N/A	739,363

N/A - Not applicable.

(1)    The Equity Participation Plan is described in Note 15, Stockholders' Equity, of the Notes to Consolidated Financial Statements appearing in Part II, Item 8 herein.

(2)    The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to our outside Directors for payment of their retainer fees quarterly in advance. Director's retainer fees in 2011 were $15,000 quarterly which are payable in our Common Stock. The number of shares issued each quarter is determined based on the then fair market value of the shares, which is determined in accordance with the plan as closing price on the date one day prior to the date of distribution. Certain Directors have elected to defer receipt of quarterly retainer fees under the terms of our Deferred Compensation Plan for Non-Employee Directors, resulting in an accumulation of stock unit credits. The Director has the option, upon retirement or earlier termination from the Board of Directors, to have these stock unit credits distributed in the form of our Common Stock or cash. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as Common Stock, although declared dividends create additional stock unit credits. As of December 31, 2011, deferred retainer fees have resulted in 38,760 accumulated stock unit credits, excluding credited dividends (43,562 accumulated stock unit credits including credited dividends).

(3)    The Restricted Stock Plan is described in Note 15, Stockholders' Equity, of the Notes to Consolidated Financial Statements appearing in Part II, Item 8 herein. Shares awarded under the terms of this plan are both subject to forfeiture and cannot be sold or otherwise transferred until fully vested or such restrictions are otherwise lifted. Such shares are deemed by us to be issued and outstanding and are subject to all other financial interests, including our declared dividends. As of December 31, 2011, 179,653 shares issued under this plan remained restricted.

Recent Sales of Unregistered Securities

We had no unregistered sales of equity securities during the fiscal year ended December 31, 2011.

Repurchases of Equity Securities

The following table indicates the number of shares and amount of our Common Stock repurchased during 2011 and the remaining number of shares and amount of share repurchases currently authorized by our Board of Directors as of December 31, 2011:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased As Part of Publicly Announced Programs		Maximum Amount Of Shares that May Yet be Repurchased Under the Program
			(# shares)	($ in millions)	($ in millions)
First Quarter	803,337	$57.09	525,000	$30.0
Second Quarter	1,143,469	51.29	1,143,469	58.7
Third Quarter	293,390	56.22	291,741	16.3
October	—	—	—	—
November	—	—	—	—
December	—	—	—	—
Fourth Quarter	—	—	—	—
Full Year 2011	2,240,196	$53.59	1,960,210	$105.0	$50.0

In December 2011, the Board of Directors authorized the repurchase of shares of SWM Common Stock during the period December 2, 2011 to December 31, 2012 in an amount not to exceed $50.0 million. Under the current $50 million authorization for 2012 share repurchases, the Company purchased 235,105 shares for $16.1 million as of February 22, 2012.

The Company sometimes uses corporate 10b5-1 plans so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. Future Common Stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

ITEM 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “ Management's Discussion and Analysis of Financial Condition and Results of Operation,” and the consolidated financial statements and related notes within this Annual Report on Form 10-K. The results of our closed Malaucène, France mill have been retrospectively presented as discontinued operations for all periods and have been deconsolidated effective with a liquidation filing in December 2011 due to a loss of control. All dollar amounts are in millions except per share amounts, statistical data and ratios.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Results of Operations
Net Sales	$816.2	$740.2	$719.6	$724.5	$676.4
Cost of products sold	575.7	543.6	531.8	617.9	565.3
Gross Profit	240.5	196.6	187.8	106.6	111.1
Nonmanufacturing expenses	91.4	73.6	74.7	60.2	62.2
Valuation allowance on business tax credits	15.9	—	—	—	—
Restructuring & impairment expense	14.0	13.4	23.9	6.5	18.7
Operating Profit	119.2	109.6	89.2	39.9	30.2
Income from Continuing Operations	87.6	71.4	59.6	16.7	20.0
Income (Loss) from Discontinued Operations	5.0	(6.1)	(24.0)	(15.8)	(8.6)
Net Income	92.6	65.3	35.6	0.9	11.4
Net Income Attributable to Noncontrolling Interest	—	—	—	0.2	8.0
Net Income (Loss) Attributable to SWM	$92.6	$65.3	$35.6	$0.7	$3.4
Net Income (Loss) Per Share- Basic:
Income from continuing operations	$5.20	$3.94	$3.80	$1.06	$0.77
Income (loss) from discontinued operations	0.30	(0.34)	(1.53)	(1.02)	(0.55)
Net income (loss) per share - Basic	$5.50	$3.60	$2.27	$0.04	$0.22

Net Income (Loss) Per Share - Diluted:
Income from continuing operations	$5.16	$3.86	$3.69	$1.05	$0.77
Income (loss) from discontinued operations	0.30	(0.33)	(1.49)	(1.01)	(0.55)
Net income (loss) per share - Diluted	$5.46	$3.53	$2.20	$0.04	$0.22

Cash Dividends Declared and Paid Per Share	$0.60	$0.60	$0.60	$0.60	$0.60
EBITDA from Continuing Operations (Earnings before interest, taxes, depreciation and amortization) (1)	$145.8	$145.8	$128.0	$74.4	$71.5
Adjusted EBITDA from Continuing Operations (1)	$159.2	$159.2	$151.9	$80.9	$90.2
Percent of Net Sales
Gross Profit	29.5%	26.6%	26.1%	14.7%	16.4%
Nonmanufacturing expenses	11.2%	9.9%	10.4%	8.3%	9.2%
Financial Position
Capital spending	$60.9	$73.7	$15.3	$35.3	$47.7
Depreciation	36.9	33.0	37.1	41.0	39.9
Total Assets	841.9	850.4	791.9	728.7	775.0
Total Debt	146.0	51.8	60.1	179.8	100.9
Total debt to capital ratio	23.5%	9.0%	11.1%	39.3%	21.5%

(1)
Earnings before interest, taxes, depreciation and amortization (EBITDA) from Continuing Operations is a non-GAAP financial measure that is calculated by adding interest expense, income tax provision, net income attributable to controlling interest, depreciation and amortization expense to income (loss) from continuing operations. Adjusted

EBITDA from continuing operations is a non-GAAP financial measure that is calculated by adding restructuring and impairment expense to EBITDA from continuing operations. The Company believes investors' understanding of the Company's performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of the Company's ongoing results of operations. Reconciliations to income from continuing operations are as follows ($ in millions):

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Income from Continuing Operations	$87.6	$71.4	$59.6	$16.7	$20.0
Plus: Interest expense	2.6	1.8	4.3	9.5	5.3
Plus: Tax provision (benefit)	31.1	39.8	25.3	6.4	5.0
Plus: Depreciation and amortization	43.6	40.0	43.9	47.4	39.2
Less: Amortization of deferred revenue	(6.0)	(7.2)	(5.1)	(5.8)	(6.0)
Plus: Net income attributable to noncontrolling interest	—	—	—	0.2	8.0
EBITDA from Continuing Operations	158.9	145.8	128.0	74.4	71.5
Plus: Valuation allowance on business tax credits	15.9	—	—	—	—
Plus: Restructuring and impairment expense	14.0	13.4	23.9	6.5	18.7
Adjusted EBITDA from Continuing Operations	$188.8	$159.2	$151.9	$80.9	$90.2

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

Summary

Recent Developments

Critical Accounting Policies and Estimates

Recent Accounting Pronouncements

Administrative and Court Proceedings Relating to Papers for Lower Ignition Propensity Cigarettes

Results of Operations

Liquidity and Capital Resources

Other Factors Affecting Liquidity and Capital Resources

Outlook

Forward-Looking Statements

Summary

In 2011, SWM reported net income of $92.6 million on total net sales of $816.2 million.

Benefiting from the advent of the LIP compliance in the EU during the fourth quarter, sales in 2011 increased 7 percent at constant currency, confirming the positive trend reported in the prior year.

Diluted earnings per share in 2011 increased 63 percent to $5.46, compared to $3.53 in 2010, despite unfavorable impacts from higher pulp prices and currency exchange rates.

Cash provided by operations was $81.5 million in 2011, compared to $141.1 million in the prior year. The lower cash generation during 2011 was largely due to a planned increase in working capital, which used $24.0 million of cash in 2011, primarily reflecting new working capital needs to support operations in Poland, compared to a net working capital reduction in 2010 which generated $28.3 million of cash. This $52.3 million swing accounted for most of the reduction in cash provided by operations. Our 2011 strategic investments in higher-value products included $11 million to complete construction of the LIP facility in Poland and $31 million constructing an RTL facility in the Philippines to a mothball state until we decide to re-initiate its operations. Other 2011 cash uses were an additional equity contribution of $6.2 million to our Chinese Paper joint venture, CTM, and the first $6.0 million of an expected total of approximately $30 million to our Chinese RTL joint venture, CTS. We expect to make the remaining contributions to CTS as it begins construction of its RTL facility. We also returned $105 million to investors through open market stock repurchases during 2011.

Return on invested capital (ROIC) increased to 20 percent in 2011, compared to 17 percent in 2010. This measure, at the core of our executive compensation plans, reflects our determination to invest in products, projects and businesses that consistently yield returns in excess of our underlying cost of capital.

Recent Developments

During 2011, the Company executed a joint venture contract with affiliates of China National Tobacco Corporation to form a joint venture to manufacture RTL in Yuxi, Yunnan Province in China named China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS. SWM will own 50% of the venture.  SWM's 50% equity contribution is expected to total approximately $30 million and will be financed using its current credit facilities and cash generated from operations. The Company began contributing to the venture in the fourth quarter of 2011.  After a two-year construction period, SWM expects the joint venture will begin production in 2014.

Cigarette manufacturers completed actions to meet the LIP requirements in the European Union in 2011 and we continue to strengthen our market position in this premium application and to realize improvement in the margin profile of our Paper segment. During 2011, we expanded sales of LIP papers from our new LIP facilities in Europe and achieved profitable operations at our new Poland facility despite incurring $6.5 million in start-up costs.

In October 2011, SWM and delfortgroup jointly announced entry into a world-wide, non-exclusive patent license agreement regarding the production and sale of print banded LIP cigarette paper and settlement of all litigation and administrative proceedings pending between us and delfort. The agreement, which was effective immediately, will continue concurrent with the enforceable life of SWM's licensed patents, which expire in the normal course between 2014 and 2023. The license agreement provides for a guaranteed annual minimum royalty of $4 million for each of the first five calendar years commencing in 2011 and running royalties as well as an amount to settle any claims related to past sales. During 2011, the Company recognized $17.0 million in royalty income from this and other patent royalty agreements.

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

We have available net operating loss carryforwards, or NOLs, and other various tax credits in the jurisdictions in which we operate, for which we have recorded deferred tax assets totaling $49.3 million and $12.7 million, respectively, as of December 31, 2011. We record and maintain income tax valuation allowances to reduce deferred tax assets to an amount we estimate will be realizable more likely than not. Our deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards for certain entities. As a result, at December 31, 2011, we have $12.7 million of valuation allowances against certain of the deferred tax assets.

Expiration periods vary for our NOLs depending on the tax laws governing the jurisdiction where the NOL was generated. Under current tax laws, remaining NOLs in France and Brazil carry forward indefinitely, and NOLs in Spain expire in 15 years subsequent to the year generated. We have recorded a valuation allowance to fully reserve certain deferred tax assets in Brazil , since we believe that we will not generate sufficient taxable income in Brazil within an acceptable period of time given the annual utilization limitation of 30% of taxable income.

We expect sufficient future taxable income in France and the Philippines to fully utilize the respective French and Philippine NOL carryforward deferred tax assets, net of valuation allowances, and plan to utilize available tax planning strategies in France. The Company's assumptions, judgments and estimates relative to the valuation of these net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount and category of future taxable income and tax planning strategies. Actual future operating results and the underlying amount and category of income in future periods could differ from the Company's current assumptions, judgments and estimates. Although realization is not assured, the Company believes it is more likely than not that these net deferred tax assets at December 31, 2011, will be realized. Future operating losses in Brazil, the Philippines and the Company's paper operations in France could result in recording additional valuation allowance in a future period which could be material to our results of operations in the period that such valuation allowance was recorded. If at a future date the Company determines that the weight of the positive evidence is not sufficient to overcome the negative evidence, additional valuation allowances against these deferred tax assets to reduce the net deferred tax asset to an amount we believe will more likely than not be realizable would be recorded in the period such determination is made.

The Company was granted certain tax incentives in Poland for investment in a special economic zone. These incentives are in the form of credits granted in 2011 that will offset qualified taxable income through 2020. Based on granted incentives, commitments achieved, including maintaining certain employment levels, and qualified investment through December 31, 2011, the Company has a $11.7 million deferred tax asset at December 31, 2011. We expect to be able to fully utilize these credits by 2013.

At December 31, 2011 and 2010, we had no significant unrecognized tax benefits related to income taxes. Changes in tax laws or interpretations of tax laws, as well as outcomes of current and future audits conducted by foreign and domestic tax authorities, could materially impact the amounts provided for income taxes in our consolidated financial statements.

For additional information regarding income taxes and valuation allowances, see Note 13, Income Taxes, of the Notes to Consolidated Financial Statements.

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

Property, Plant and Equipment Valuation

Paper manufacturing, which is our primary manufacturing process, is a capital intensive process. As a result, we make substantial investments in property, plant and equipment which are recorded at cost. Net property, plant and equipment comprised 51% of our total assets as of December 31, 2011. Property, plant and equipment is depreciated on the straight-line method over the estimated useful lives of the assets. Paper machines and related equipment are not subject to substantial technological changes rendering them obsolete and are generally depreciated over estimated useful lives of 20 years. In the United States, banded cigarette paper production assets at the Spotswood Mill are generally depreciated over estimated useful lives of 10 years. When indications of impairment exist, we assess the likelihood of recovering the cost of long-lived assets based on our expectation of future profitability and undiscounted cash flow of the related operations. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Changes in management's estimates and plans could significantly impact our results of operations, financial position or cash flows.

As a result of excess capacity in the tobacco-related papers industry and increased purchased material and operating costs experienced in the last several years, competitive selling prices for certain of our products are not sufficient to cover our costs with a reasonable margin. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment of certain equipment. Over the past four years, we have restructured our operations to improve our competitiveness and profitability. As a result, we incurred significant charges related to asset impairments, accelerated depreciation and employee severances. Due to the closure of our mill in Malaucène, France, the activities of Malaucène have been retrospectively presented as a discontinued operation and as a result of filing for liquidation in December 2011, the financial position of Malaucène has been deconsolidated.

Certain of our Spotswood Mill's banded cigarette paper production assets remain underutilized and likely would otherwise be shut down except that we have a contractual commitment to stand ready to produce commercial quantities of banded cigarette paper for a customer. Certain of the infrastructure improvements and other assets installed to be able to produce commercial quantities of banded cigarette paper would still be used by a scaled down operation even if we stopped manufacture of that product. As of December 31, 2011, the net book value of Spotswood Mill property, plant and equipment was $35.6 million of which $5.4 million related to three paper machines capable of producing banded cigarette paper but not currently in operation.

In 2011, the Company revised its Asian RTL expansion plans and suspended the construction of the Philippine greenfield site. Due to this change, the carrying value of partially constructed assets is evaluated for impairment at each reporting period by assessing the recoverability of the costs based on the undiscounted cash flows of the operation, likelihood of its reactivation and alternative uses for the equipment. The net book value of the RTL Philippines property, plant and equipment was $71.9 million as of December 31, 2011. An impairment loss, measured by comparing the projected carrying value of the completed assets to their fair value as determined by discounted cash flows, potential alternative uses and appraised market prices, of $3.3 million was recorded during 2011 for certain equipment requiring rework.

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

Administrative and Court Proceedings Relating to Papers for Lower Ignition Propensity Cigarettes

In December 2009, Miquel y Costas S.A., delfortgroup AG, and Societe Papeterie Leman SAS filed Notices of Opposition to the European Patent Office's, or EPO, grant of European Patent  EP 1482815.  The oppositions filed by Societe Papeterie Leman and delfortgroup contend that the claim language regarding the film-forming material to have a certain viscosity was not sufficiently described, that the claims were not patentable due to a prior art reference, a reference that was disclosed by SWM to the examiner and cited by him in granting the patent, and lack of inventive step.  Societe Papeterie Leman further alleged that claim 1 is not sufficiently definite and is therefore invalid.  Miquel y Costas claims that the patent lacks novelty as to the film-former gum Arabic, that claim 1 of the patent lacks sufficient disclosure and that claim 1 also lacks novelty.  The Company will continue to defend the grant of this patent by taking necessary actions including responding to further submissions by the opponents.  Once the EPO considers that all positions have been fully briefed, it may hold a hearing to assist it in reaching a final conclusion on the oppositions.  There is no mandated timetable by which the EPO must reach a decision.  The outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution.  The patent remains in effect and fully enforceable while the opposition proceedings are pending. As a result of the recently announced world-wide LIP license agreement with SWM, delfortgroup has withdrawn from this proceeding. The action will remain open with the other parties.

On November 12, 2010, the EPO issued a Notice of Decision to Grant SWM European Patent No. 1333729.  On December 8, 2010, Julius Glatz GmbH filed a Notice of Opposition to the grant of this patent.  In September 2011, Societe Papeterie Leman, Miquel y Costas and delfortgroup each filed opposition papers and Glatz supplemented its previous filing. We expect that the EPO will open an opposition proceeding shortly. The Company believes that the EPO properly granted the patent and it intends to defend the patent should an opposition proceeding be opened. As a result of the recently announced world-wide LIP license agreement with SWM, delfortgroup has withdrawn from this proceeding. The action will remain open with the other parties.

The Company filed an infringement action on February 8, 2010 in the United States District Court for South Carolina, Charleston Division, against multiple defendants alleging infringement of the Company's United States Patent Number 6,725,867 and a First Amended Complaint on June 1, 2010 which added claims of alleged infringement under United States Patent Number 5,878,753 and further specifies products we believe violate our patents. Adversarial proceedings present uncertainties and risks, which could include invalidation of the patent in dispute, a change in the scope of the patent claims, or an adverse determination on the question of infringement, among others. As was their right under the applicable statute, the defendants requested and the court granted a motion staying this civil action until completion of the International Trade Commission, or ITC, proceedings. The civil action may be restarted once the ITC action is concluded. We believe the outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution. As a result of the recently announced world-wide LIP license agreement, delfortgroup has been dismissed from this action. The case is expected to remain open with the other parties, but will remain stayed pending the final determination of the ITC proceeding.

On December 17, 2010, the Company filed a complaint with the ITC against multiple respondents, including Julius Glatz, delfortgroup, Astra Tobacco and LipTEC based on their unlawful importation into the United States, the sale for importation, and the sale within the United States after importation of certain paper wrappers used in manufacture of reduced ignition proclivity cigarettes and products that infringe, are made or produced under, or by means of, a process covered by, one or more of claims 36, 43, and 45 of United States Patent No. 6,725,867 and claims 1-6, 10-18, and 22-25 of United States Patent No. 5,878,753. The ITC opened an investigation in January 2011, and a hearing before the Administrative Law Judge resulted in an initial decision published on February 1, 2012, that held that the '753 patent was valid but the asserted claims were not infringed by the respondents and the respondents infringed the asserted claims of the '867 but those claims were invalid. The Company will petition the ITC for a review of the initial decision and has a right to appeal a final ITC decision to the Circuit Court of Appeal for the Federal Circuit. During the remainder of the ITC process, we anticipate that there will be numerous motions, orders and other matters decided that are the normal course of an adversarial process.  Absent any of these events having a material impact on the likely outcome of the proceeding, we would not expect to comment on such matters publicly. The outcome of this action will not impact the Company's right to produce and sell its flagship Alginex® papers for LIP cigarettes.

delfortgroup requested re-examinations by the U.S. Patent and Trademark Office, USPTO, of two our patents: U.S. Patent No. 6,725,867 and U.S. Patent No. 5,878,753. After a number of initial rejections, the USPTO opened an interpartes re-examination of Patent No. 6,725,867 and an ex-parte re-examination of Patent No. 5,878,753.  The USPTO issued an initial office action regarding Patent No. 6,725, 867 on March 17, 2011 that confirmed certain claims and that rejected other claims.  The timing of the next office action is at the discretion of the USPTO.  There can be additional preliminary office actions or a final office action.  The patent remains valid and enforceable during the pendency of the re-examination process unless and until a final order of cancellation is issued, which may then be appealed to the Patent Board at the USPTO and thereafter to the Circuit Court of Appeal for the Federal Circuit.  The USPTO issued a Notice of Intent to Confirm Patent No. 5,878,753 in September 2011 and on November 1, 2011, the USPTO issued an Ex Parte Reexamination Certificate confirming all claims of Patent No. 5,878,753.

In July 2011, delfortgroup filed an action in the High Court of Justice, Chancery Division, Patents Court in the United Kingdom (UK)  seeking a declaration that European Patents (UK) Nos. 0-870-437 and 1-333-729 are each invalid and petitioned for an order that they each be revoked. delfortgroup further petitioned the Court for a declaration under s. 71 Patents Act of 1977 or under the Court's inherent jurisdiction for a declaration that the importation into and sale in the UK of paper wrappers made pursuant to a disclosed process purportedly used by delfortgroup would not constitute an infringement of any of claims 1 to 9 of European Patent (UK) No. 1-333-729.  As a result of the world-wide license agreement with the delfortgroup, this action has been terminated.

On October 24, 2011, delfortgroup and SWM announced a world-wide non-exclusive patent license that settles their patent disputes over print banded lower ignition propensity papers. Pursuant to this agreement, delfortgroup will pay SWM a minimum annual royalty of $4 million over the next five years, a payment for past sales of LIP print banded product and a running royalty for the life of the license agreement. This license agreement also settles all of the litigation and administrative proceedings pending between delfortgroup and SWM as a result of which delfortgroup has withdrawn or been dismissed from all such proceeding and, where delfortgroup was the only party, such proceedings have been terminated.

Results of Operations

	For the Years Ended December 31,
	2011	2010	2009
	($ in millions, except per share amounts)
Net Sales	$816.2	$740.2	$719.6
Cost of products sold	575.7	543.6	531.8
Gross Profit	240.5	196.6	187.8
Selling expense	22.0	19.0	19.4
Research expense	9.3	8.5	8.0
General expense	60.1	46.1	47.3
Total nonmanufacturing expenses	91.4	73.6	74.7
Valuation allowance on ICMS business tax credits	15.9	—	—
Restructuring and impairment expense	14.0	13.4	23.9
Operating Profit	119.2	109.6	89.2
Interest expense	2.6	1.8	4.3
Other income (expense), net	(2.6)	0.2	(1.1)
Income from Continuing Operations Before Income Taxes and Loss from Equity Affiliates	114.0	108.0	83.8
Provision for income taxes	31.1	39.8	25.3
Income from equity affiliates	4.7	3.2	1.1
Income from Continuing Operations	87.6	71.4	59.6
Income (loss) from Discontinued Operations	5.0	(6.1)	(24.0)
Net Income	$92.6	$65.3	$35.6

Net Income Per Share - Basic:
Income per share from continuing operations	$5.20	$3.94	$3.80
Income (loss) per share from discontinued operations	0.30	(0.34)	(1.53)
Net income per share - basic	$5.50	$3.60	$2.27

Net Income Per Share - Diluted:
Income per share from continuing operations	$5.16	$3.86	$3.69
Income (loss) per share from discontinued operations	0.30	(0.33)	(1.49)
Net Income per share - diluted	$5.46	$3.53	$2.20

Discontinued Operations

The results of the closed tipping mill in Malaucène, France have been classified as a discontinued operation. As a result, all periods presented have been retrospectively recast to exclude the discontinued operations. During the fourth quarter of 2011, the Malaucène mill entered liquidation resulting in a loss of control for accounting consolidation purposes. The net deficit of Malaucène has been removed from the consolidated accounts resulting in recognition of a $6.4 million net gain, approximately $0.38 per diluted share. Malaucène's results of operations were included in the Company's discontinued operations through the date of the liquidation filing. The $6.1 million loss in 2010 from discontinued operations was the result of severance being accrued over the remaining service period of the affected employees, impairment losses on certain assets and inventory and accruals for certain site clean-up costs. In 2009, the $24.0 million loss from discontinued operations was the result of severance accruals, asset impairments and accelerated depreciation as a result of the decision to close the mill.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Net Sales
(dollars in millions)

				Percent Change	Consolidated Sales Volume Change
	2011	2010	Change
Paper	$579.3	$516.6	$62.7	12.1%	(6)%
Reconstituted Tobacco	236.9	223.6	13.3	5.9	(1)
Total	$816.2	$740.2	$76.0	10.3%	(4)%

Net sales were $816.2 million in 2011 compared with $740.2 million in 2010. The increase in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes due to sales volume	$48.1	6.5%
Changes in currency exchange rates	21.9	3.0
Changes due to royalty income	17.0	2.3
Changes in product mix and selling prices	(11.0)	(1.5)
Total	$76.0	10.3%

•
Unit sales volumes decreased by 4% in 2011 versus the prior year.  Despite lower overall volumes, the $48.1 million impact of sales volume changes was favorable since the dollar impact of higher-value products offset the dollar impact of traditional products.

◦
Sales volumes for the Paper segment decreased by 6%. Sales volume for traditional tobacco-related paper products declined in certain markets partially offset by a 40% increase in LIP paper sales volume and increased sales of mostly low-margin, non-tobacco paper products to utilize available paper machine time. The dollar impact of increased LIP volumes more than offset the dollar impact of the decline in traditional paper volume.

◦
Sales volumes in the Reconstituted Tobacco segment decreased by 1% primarily due to reduced orders from certain major customers.  Sales volumes during 2011 declined and were in line with previously announced demand decreases from two of our largest customers.

•
Changes in currency exchange rates increased net sales by $21.9 million, or 3%, in 2011 and primarily reflected the impact of changes in the value of the euro compared with the U.S. dollar in 2011 versus the prior year.

•
During 2011, the Company began receiving royalties on certain of its LIP patents. The $17.0 million of 2011 royalty income included a $4 million annual minimum payment, a settlement of past sales and 2011 running royalties from our agreements.

•	Unfavorable changes in selling prices and sales mix negatively impacted sales by $11.0 million.

Paper segment 2011 net sales of $579.3 million increased by $62.7 million, or 12.1%, versus $516.6 million in 2010.  The increase in net sales was primarily the result of $46.1 million impact of increased volumes of high-value products, $ 17.0 million of royalty income and $12.0 million in favorable foreign exchange impacts mostly due to changes in the value of the euro compared to the U.S. dollar partially offset by $12.4 million in unfavorable sales mix.

Reconstituted Tobacco segment 2011 net sales of $236.9 million increased by $13.3 million, or 5.9%, compared with $223.6 million in 2010.  The increase in net sales of the Reconstituted Tobacco segment resulted from $9.9 million favorable foreign currency impact of changes in the value of the euro versus the U.S. dollar, $2.0 million of favorable impact of sales volumes, mostly for our wrapper and binder products, and $1.4 million favorable product mix and higher selling prices.

Operating Expenses
(dollars in millions)

	2011	2010		Percent Change	Percent of Net Sales
			Change		2011	2010
Net Sales	$816.2	$740.2	$76.0	10.3%	100.0%	100.0%

Cost of products sold	575.7	543.6	32.1	5.9	70.5	73.4
Gross Profit	$240.5	$196.6	$43.9	22.3%	29.5%	26.6%

Higher 2011 gross profit versus 2010 was due to $34.8 million higher sales volume impacts, primarily due to the effectiveness of EU LIP legislation in the fourth quarter, $15.4 million lower manufacturing costs primarily due to benefits from our operating excellence and lean manufacturing initiatives and $17.0 million of royalty income from third-party license agreements. These positives were partially offset by a $16.8 million increase in inflationary costs, primarily related to energy, and $6.5 million of start-up expenses related to European LIP.  Pulp prices moderated over the course of 2011 but on average remained higher than in 2010. The average per ton list price of northern bleached softwood kraft pulp in the United States was $980 per metric ton during 2011 compared with $960 per metric ton during 2010.

Nonmanufacturing Expenses
(dollars in millions)

	2011	2010		Percent Change	Percent of Net Sales
			Change		2011	2010
Selling expense	$22.0	$19.0	$3.0	15.8%	2.7%	2.5%
Research expense	9.3	8.5	0.8	9.4	1.1	1.1
General expense	60.1	46.1	14.0	30.4	7.4	6.3
Nonmanufacturing expenses	$91.4	$73.6	$17.8	24.2%	11.2%	9.9%

Nonmanufacturing expenses in 2011 increased by $17.8 million to $91.4 million from $73.6 million in 2010, including higher legal expenses to defend SWM LIP patents of approximately $10 million and higher expenses to support expansion of LIP in the EU.

 Valuation Allowance on ICMS Business Tax Credits

In 2011, the Company recorded a $15.9 million valuation allowance against the entire carrying value of its Imposto sobre Circulaçăo de Mercadorias e Serviços, or ICMS, business tax credits in Brazil. The Company had been seeking a special government action to obtain tax exempt status for the paper industry to enable more rapid utilization of these credits. During the third quarter of 2011, the government of Rio de Janeiro state signed into law an action; however, the action included certain limitations on the use of these credits for the paper industry and has a finite life of 48 months. As a result, utilization of the Company's credits may be delayed barring other changes outside of the Company's control. The credits do not expire. The Company is still pursuing other actions to utilize its credits.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $14.0 million in 2011 which included in the Paper segment $7.1 million for employee severance and other cash costs and $6.9 million impairment charges on fixed assets. In the Reconstituted Tobacco segment, the Company incurred $4.6 million impairment and other costs to suspend construction of the RTL facility in the Philippines.  In 2010, the Company's restructuring and impairment expense was $13.4 million, including $9.1 million for employee severance and other cash costs and $4.3 million for asset and goodwill impairment charges, accelerated depreciation and other non-cash charges.

Operating Profit
(dollars in millions)

	2011	2010		Percent Change	Return on Net Sales
			Change		2011	2010
Paper	$49.0	$37.6	$11.4	30.3%	8.5%	7.3%
Reconstituted Tobacco	90.3	89.2	1.1	1.2	38.1	39.9
Unallocated expenses	(20.1)	(17.2)	(2.9)
Total	$119.2	$109.6	$9.6	8.8%	14.6%	14.8%

Operating profit was $119.2 million in 2011 compared with $109.6 million during the prior year.

The Paper segment's 2011 operating profit was $49.0 million, an increase of $11.4 million from 2010.  The increase was primarily due to the following factors:

•	$34.6 million in favorable sales volumes

•	$17.0 million in royalty income

•	$9.1 million in benefits from operational excellence, lean manufacturing initiatives and lower manufacturing costs

•
These positive factors were partially offset by a $15.9 million valuation allowance to fully reserve the Company's ICMS business tax credits, $12.2 million in higher inflationary costs such as energy, labor and materials prices, $10 million in higher litigation expenses, $6.5 million in European LIP start-up expenses and $6.4 million in unfavorable foreign exchange impacts primarily related to the Brazilian real and U.S. dollar exchange rates.

The Reconstituted Tobacco segment's 2011 operating profit was $90.3 million, a $1.1 million increase from $89.2 million in 2010.  The increase was primarily due to:

•	$5.7 million in decreased manufacturing costs as a result of our operational excellence and lean manufacturing initiatives

•	$3.8 million from foreign currency exchange impacts primarily due to a weaker U.S. dollar relative to the euro

•	These positive factors were partially offset by $4.6 million in increased inflationary costs and $4.4 million in higher restructuring costs for the suspended RTL Philippines facility

Non-Operating Expenses

Interest expense was $2.6 million in 2011, an increase from $1.8 million in 2010.  The increase in interest expense is due to higher average outstanding debt balances and higher interest rates. During 2011 the Company entered into a new, larger debt facility. The Company capitalized $1.5 million and $0.7 million of interest expense in 2011 and 2010, respectively, related to the construction of the RTL facility in the Philippines and the EU LIP facility in Poland.  The weighted average effective interest rates on our debt facilities were approximately 2.0% and 1.7% for 2011 and 2010, respectively.

Other expense, net in 2011 was $2.6 million and other income, net was $0.2 million in 2010, primarily due to foreign currency transaction impacts and interest income.

Income Taxes

A $31.1 million provision for income taxes in 2011 reflected an effective tax rate of 27.3% compared with 36.9% in 2010.  The 2011 effective tax rate was lower than the statutory rate primarily due to the Company's Polish operations which were granted certain tax incentives for investment in a special economic zone. These incentives were in the form of credits that will offset qualified taxable income for a limited period of time. Based on granted incentives, commitments achieved, including maintaining certain employment levels and qualified investment through December 31, 2011, the Company has available credits for which we recorded deferred income tax benefits of $11.7 million. These credits are currently expected to be fully utilized by 2013, after which we expect to pay income taxes at approximately the 19% Polish statutory income tax rate. In 2011, the Company recorded a $5.9 million valuation allowance to fully reserve its net deferred tax assets in Brazil. In 2010, the provision for income taxes included a $1.9 million valuation allowance that reduced the deferred tax asset for net operating loss carryforwards in Brazil.

 Income from Equity Affiliates

Income from equity affiliates was $4.7 million in 2011 compared with $3.2 million during 2010.  These results reflected the operations of our joint venture in China to produce cigarette papers. The improved results reflect the joint venture's increased sales volume and favorable sales mix, including new products.

Discontinued Operations

Operations at our Malaucène mill are reported as discontinued operations for all periods presented.  Consequently, results of the Malaucène mill have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts.   During the fourth quarter of 2011, a Malaucène liquidation petition resulted in a loss of control for accounting consolidation purposes. The net deficit of Malaucène has been removed from the consolidated accounts of the Company as of the date of liquidation resulting in recognition of a gain of approximately $6.4 million, or $0.38 per diluted share.

Net Income and Income per Share

Net income in 2011 was $92.6 million, or $5.46 per diluted share, compared with $65.3 million, or $3.53 per diluted share, during 2010.  The increase in net income in 2011 was primarily due to royalty income, increased sales in Europe upon the effectiveness of LIP regulations, recording deferred tax benefits for Poland's tax incentives, and a net gain on the deconsolidation of Malaucène. These positives were partially offset by higher inflationary costs, valuation allowance on ICMS business taxes, higher legal expenses, start-up expenses for European LIP manufacturing and unfavorable currency exchange impacts.

Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

Net Sales
(dollars in millions)

					Consolidated Sales Volume Change
	2010	2009	Change	Percent Change
Paper	$516.6	$496.3	$20.3	4.1%	1.1%
Reconstituted Tobacco	223.6	223.3	0.3	0.1	(0.6)
Total	$740.2	$719.6	$20.6	2.9%	0.4%

Net sales in 2010 were $740.2 million compared with $719.6 million in 2009.  The increase in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes in product mix and selling prices	$23.5	3.3%
Changes due to volume	6.3	0.9
Changes in currency exchange rates	(9.2)	(1.3)
Total	$20.6	2.9%

•
Changes in product sales mix consisting of more high-value products such as LIP papers in the Paper segment and RTL products in the Reconstituted Tobacco segment had a favorable $23.5 million, or 3.3% , impact on the net sales comparison.

•	Increase in unit sales volumes in 2010 versus 2009 resulted in a favorable effect on net sales of $6.3 million, or 0.9%. Unit sales volumes increased by 0.4% in 2010 versus 2009.

◦
Sales volumes for the Paper segment increased by 1.1%. Sales volumes of traditional tobacco-related papers continued to decline in certain markets but were more than offset by increased sales of banded cigarette papers and non-tobacco papers primarily produced to fill available machine time.

◦	Sales volumes in the Reconstituted Tobacco segment decreased by 0.6% primarily due to decreased demand from certain of SWM's major customers.

•
Changes in currency exchange rates decreased net sales by $9.2 million, or 1.3%, in 2010 compared to 2009 and primarily reflected the impacts of changes in the value of the euro and Brazilian real compared with the U.S. dollar during 2010 versus the prior year.

Paper segment 2010 net sales of $516.6 million increased by $20.3 million, or 4.1%, versus $496.3 million in 2009.  The increase in net sales was primarily the result of $14.0 million favorable impact of product mix and $6.0 million favorable impact of higher sales volumes.

Reconstituted Tobacco segment 2010 net sales of $223.6 million increased by $0.3 million, or 0.1%, compared with $223.3 million in 2009.  The increase in net sales of the Reconstituted Tobacco segment resulted from the $9.5 million favorable impact of product mix and higher selling prices mostly offset by an unfavorable $9.4 million effect of foreign currency changes in the value of the euro versus the U.S. dollar.

Operating Expenses
(dollars in millions)

	2010	2009		Percent Change	Percent of Net Sales
			Change		2010	2009
Net Sales	$740.2	$719.6	$20.6	2.9%	100.0%	100.0%

Cost of products sold	543.6	531.8	11.8	2.2	73.4	73.9
Gross Profit	$196.6	$187.8	$8.8	4.7%	26.6%	26.1%

Gross profit in 2010 was $$196.6 million, an increase of $8.8 million, or 4.7%, from $187.8 million for 2009. The gross profit margin in 2010 was 26.6% of net sales, increasing from 26.1% in 2009. Gross profit was favorably impacted by $21.6 million from cost saving programs and $7.1 million from higher average selling prices due to an improved mix of products sold. These favorable impacts were partially offset by $16.1 million in inflationary increases, primarily wood pulp. The average per ton list price of northern bleached softwood kraft pulp in the United States was $960 in 2010 compared with $720 per metric ton in 2009.

Nonmanufacturing Expenses
(dollars in millions)

	2010	2009		Percent Change	Percent of Net Sales
			Change		2010	2009
Selling expense	$19.0	$19.4	$(0.4)	(2.1)%	2.7%	2.6%
Research expense	8.5	8.0	0.5	6.3	1.1	1.1
General expense	46.1	47.3	(1.2)	(2.5)	7.1	6.1
Nonmanufacturing expenses	$73.6	$74.7	$(1.1)	(1.5)%	10.9%	9.8%

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

Operating Profit
(dollars in millions)

	2010	2009		Percent Change	Return on Net Sales
			Change		2010	2009
Paper	$37.6	$31.1	$6.5	20.9%	7.3%	6.3%
Reconstituted Tobacco	89.2	79.8	9.4	11.8	39.9	35.7
Unallocated expenses	(17.2)	(21.7)	4.5
Total	$109.6	$89.2	$20.4	22.9%	14.8%	12.4%

Operating profit in 2010 was $109.6 million compared with $89.2 million in 2009.

The Paper segment's 2010 operating profit was $37.6 million, an increase of $6.5 million from 2009.  The increase was primarily due to $11.3 million in improved manufacturing expenses and the benefits of cost savings programs and $9.6 million in lower restructuring and impairment costs. These positive factors were partially offset by $15.8 million in higher inflationary cost increases mostly as a result of higher wood pulp costs.

The Reconstituted Tobacco segment's 2010 operating profit was $89.2 million, a $9.4 million increase from $79.8 million in 2009. The increase was primarily due to a $9.5 million impact from a favorable mix of products sold and higher selling prices, $3.1 million in improved manufacturing expenses and the benefits of cost savings programs. These were partially offset by $3.6 million in unfavorable foreign currency impacts primarily from the euro versus the U.S. dollar.

Non-Operating Expenses

Interest expense of $1.8 million in 2010 decreased from $4.3 million in 2009.  Average debt levels decreased significantly during 2010 versus 2009, mainly due to higher operating cash flow and a portion of the November 2009 equity offering proceeds which were used to pay down debt. The weighted average effective interest rates on our debt facilities were approximately 1.7% and 1.9% for 2010 and 2009, respectively.

Other expense, net was income of $0.2 million in 2010 compared to expense of $1.1 million in 2009. The favorable change is primarily due to $1.0 million of lower net foreign currency transaction losses in 2010 compared to 2009 and interest income.

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

Net Income and Net Income per Share

Net income in 2010 was $65.3 million, or $3.60 and $3.53 per basic and diluted share, respectively, compared with $35.6 million of net income, or $2.27 and $2.20 per basic and diluted share in 2009, respectively. The increase in net income in 2010 was primarily due to a higher proportion of RTL and LIP products in the sales mix, higher average selling prices and benefits of strategic actions taken in prior years to reduce manufacturing costs.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds available under our revolving credit facility with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant. As of December 31, 2011, $69.8 million of the Company's $76.5 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. The Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and currently plans to repatriate such earnings only when tax effective to do so. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.

Capital spending for 2012 is currently projected to be approximately $35 million. Other cash needs, including approximately $30 million funding of the RTL joint venture in China and $10 million for shareholder dividends, are projected to range between $40 and $50 million. We plan to fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities. Under the current $50 million authorization for 2012 share repurchases, the Company purchased 235,105 shares for $16.1 million as of February 22, 2012.

Cash Requirements

As of December 31, 2011, we had net operating working capital of $98.8 million and cash and cash equivalents of $76.5 million, compared with net operating working capital of $47.4 million and cash and cash equivalents of $87.3 million as of December 31, 2010.  Changes in these amounts include the impacts of changes in currency exchange rates and excess tax benefits of stock-based awards which are not included in the changes in operating working capital presented on the consolidated statements of cash flow.

Cash Flows from Operating Activities ($ in millions)	For the Years Ended December 31,
	2011	2010	2009
Net Income	$92.6	$65.3	$35.6
Less: Loss from discontinued operations	5.0	(6.1)	(24.0)
Income from continuing operations	87.6	71.4	59.6
Non-cash items included in net income:
Depreciation and amortization	43.6	40.0	43.9
Restructuring-related impairment	6.8	4.5	12.1
Valuation allowance on ICMS business tax credits	15.9	—	—
Amortization of deferred revenue	(6.0)	(7.2)	(5.1)
Deferred income tax provision	(15.9)	25.4	22.0
Pension and other postretirement benefits	(6.5)	2.1	(20.6)
Stock-based compensation	3.8	7.7	8.2
Income from equity affiliates	(4.7)	(3.2)	(1.1)
Excess tax benefits of stock-based awards	(10.0)	(1.6)	(3.3)
Other items	(2.9)	(3.4)	1.2
Net changes in operating working capital	(24.0)	28.3	(39.4)
Net cash provided by operating activities of:
Continuing operations	87.7	164.0	77.5
Discontinued operations	(6.2)	(22.9)	(14.1)
Cash Provided by Operations	$81.5	$141.1	$63.4

Net cash provided by operations was $81.5 million in 2011 compared with $141.1 million in 2010.  Our net cash provided by operations changed unfavorably by $59.6 million in 2011 compared to the prior year primarily due to $24.0 million unfavorable changes in operating working capital in 2011 versus favorable changes in operating working capital in 2010 of $28.3 million, a change of $52.3 million.

Net cash provided by operations was $141.1 million in 2010 compared with $63.4 million in 2009. The $77.7 million increase in 2010 was due to increased net income, improved working capital and lack of contributions to our U.S. pension and other postretirement plans compared to $27.3 million in contributions in 2009.

Prior to 2002, our cash provided by operations included advance payments from customers for future product purchases. We recorded these advance payments as deferred revenue, which was amortized into net sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of product sales. The remaining $6.0 million of deferred revenue on our December 31, 2010 consolidated balance sheet was fully amortized in 2011.

Operating Working Capital ($ in millions)	For the Years Ended December 31,
	2011	2010	2009
Changes in operating working capital
Accounts receivable	$(25.8)	$(15.8)	$1.8
Inventories	(4.5)	9.9	(10.2)
Prepaid expenses	0.5	(0.1)	1.2
Accounts payable	(4.5)	17.4	(17.9)
Accrued expenses	2.1	(5.5)	10.6
Accrued income taxes	8.2	22.4	(24.9)
Net changes in operating working capital	$(24.0)	$28.3	$(39.4)

In 2011, net changes in operating working capital contributed unfavorably to cash flow by $24.0 million. The change in working capital was primarily driven by initiation of operations in Poland to support European LIP sales.

In 2010, net changes in operating working capital were favorable to cash flow by $28.3 million, primarily due to receipt of a $20 million tax refund in France and higher accounts payable. These increases were partially offset by increases in accounts receivable.

In 2009, net changes in operating working capital was unfavorable to cash flow by $39.4 million, primarily due to lower accrued income taxes as a result of estimated income tax payments in France which were refunded in 2010 and lower accounts payable in part as a result of a 2009 French law limiting vendor payment terms to 60 days. Partially offsetting these increases in working capital, accrued expense increased primarily from restructuring-related severance accruals.

Cash Flows from Investing Activities ($ in millions)	For the Years Ended December 31,
	2011	2010	2009
Capital spending	$(60.9)	$(73.7)	$(15.3)
Capitalized software costs	(1.3)	(9.3)	(5.5)
Investment in equity affiliates	(12.2)	—	—
Other	2.3	1.8	0.6
Cash Used for Investing	$(72.1)	$(81.2)	$(20.2)

Cash used for investing activities in 2011was $72.1 million and was primarily capital spending to bring the RTL-Philippines site to its mothball state. The Company made equity contributions of $12.2 million to its joint ventures in China including $6.2 million to its existing paper joint venture CTM and an initial contribution of $6.0 million to its RTL joint venture.

During 2011, the Company entered into an agreement with the affiliates of China National Tobacco Corporation to form a joint venture to manufacture RTL in Yuxi, Yunnan Province in China named China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS. SWM owns 50% of the venture.  SWM's 50% equity contribution is expected to total approximately $30 million and will be financed using its current credit facilities and cash generated from operations. After a two-year construction period, SWM expects the joint venture will begin production in 2014.

During 2010, cash used for investing activities was due to capital spending of $73.7 million related to constructing an RTL facility in the Philippines and an LIP facility in Poland. The Company also spent $9.3 million for capitalized software costs substantially all of which was to implement new enterprise-wide information software in the U.S., Brazil and Poland.

Capital Spending and Capitalized Software Costs

Capital spending was $60.9 million,$73.7 million and $15.3 million in 2011, 2010 and 2009, respectively.  The capital spending incurred during 2011 and 2010 was primarily due to $30.8 million and $35.9 million, respectively, for construction of a reconstituted tobacco facility in the Philippines and $9.2 million and $15.8 million in 2011 and 2010, respectively, to establish an LIP production facility for the EU in Poland.

Capitalized software costs were $1.3 million, $9.3 million and $5.5 million for 2011, 2010 and 2009, respectively, substantially all of which was to implement an enterprise-wide information system in the U.S., Brazil and Poland. Capitalized software costs in 2009 also included $3.2 million for completion of implementation of an enterprise-wide information system.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil, Canada and Poland.  For these purposes, we expect to incur capital expenditures of approximately $1 million in 2012 and less than $1 million in 2013, of which no material amount is the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

Cash Flows from Financing Activities ($ in millions)	For the Years Ended December 31,
	2011	2010	2009
Cash dividends paid to SWM stockholders	$(10.1)	$(10.8)	$(9.6)
Net proceeds from (payments on) borrowings	100.5	(4.8)	(122.5)
Issuances of common stock	—	—	117.4
Purchases of treasury stock	(120.9)	(19.0)	(0.8)
Proceeds from exercises of stock options	2.2	2.2	13.3
Excess tax benefits of stock-based awards	10.0	1.6	3.3
Cash Used in Financing	$(18.3)	$(30.8)	$1.1

During 2011, financing activities included $120.9 million of repurchases, including open market purchases and surrendering of vested restricted stock by employees to satisfy tax withholding, net borrowings of $100.5 million and excess tax benefits of the vesting of stock-based awards of $10.0 million. Cash dividends paid to SWM stockholders were $10.1 million.

During 2010, financing activities included $19.0 million of share repurchases, $10.8 million in cash dividends paid to SWM stockholders, repayments of debt of $56.3 million and net borrowings of $51.5 million.

Financing activities during 2009 included net borrowings of $33.5 million and repayments of $156.0 million. In November 2009, the Company completed a secondary stock offering and received net proceeds of $117.4 million. Other 2009 financing activities included proceeds from stock option exercises of $13.3 million for which we received $3.3 million of tax benefits, cash dividends of $9.6 million paid to SWM stockholders as well as $0.8 million of share repurchases.

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

On February 1, 2012, we announced that the Board of Directors had declared a quarterly cash dividend of $0.15 per share of Common Stock. The dividend will be payable on March 22, 2012 to stockholders of record on February 23, 2012.

Share Repurchases

We repurchased 2,240,196 shares of our common stock during 2011 at a cost of $120.9 million, including $105.0 million in open market purchases at an average price of $53.59 per share and $15.9 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. In 2010 and 2009, we repurchased 388,694 and 56,953 shares of our common stock, respectively, at a cost of $19.0 million and $0.8 million, respectively. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds. Under the current $50 million authorization for 2012 share repurchases, the Company purchased 235,105 shares for $16.1 million as of February 22, 2012.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants ($ in millions)	For the Years Ended December 31,
	2011	2010	2009
Changes in short-term debt	$2.3	$3.3	$(23.8)
Proceeds from issuances of long-term debt	226.7	48.2	33.5
Payments on long-term debt	(128.5)	(56.3)	(132.2)
Net proceeds from (payments on) borrowings	$100.5	$(4.8)	$(122.5)

Net proceeds from long-term debt were $98.2 million and net payments on short-term debt were $2.3 million during 2011.  With the current level of borrowing and forecasted results, we expect to remain in compliance with our Credit Agreement financial covenants.

In May 2011, the Company entered into a new unsecured revolving credit facility, or Credit Agreement, which replaced its former credit facility that was scheduled to expire in July 2012. The five-year revolving Credit Agreement provides for borrowing capacity of approximately $225 million and includes a $100 million equivalent sub-limit available in euro, as well as a $25 million equivalent sub-limit available in Philippine pesos.  Availability under the Credit Agreement was $95.6 million as of December 31, 2011. We also had availability under our bank overdraft facilities and lines of credit of $41.2 million as of December 31, 2011.

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a Maximum Net Debt to EBITDA Ratio of 3.00 and (b) Minimum Interest Coverage of 3.50. The Company was in compliance with its financial covenants at December 31, 2011.

Our total debt to capital ratios at December 31, 2011 and December 31, 2010 were 23.5% and 9.0%, respectively.

Other Factors Affecting Liquidity and Capital Resources

The following table represents our future contractual cash requirements for the next five years and thereafter for our long-term debt obligations and other commitments ($ in millions):

	Payments due for the years ended
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Current debt (1)	$5.0	$5.0	$—	$—	$—	$—	$—
Long-term debt (2)	141.0	—	2.2	2.8	3.1	132.9	—
Debt interest (3)	12.8	3.0	3.0	2.9	2.8	1.1	—
Restructuring obligations (4)	12.9	5.8	1.6	2.1	1.8	1.1	0.5
Minimum operating lease payments (5)	9.3	0.9	1.2	1.3	1.2	1.2	3.5
Purchase obligations - raw materials (6)	48.3	42.8	3.3	2.2	—	—	—
Purchase obligations - energy (7)	88.1	40.5	8.7	8.7	8.7	3.9	17.6
Purchase obligations - capital projects	2.9	2.9	—	—	—	—	—
Other long-term liabilities (8) (9) (10)	—	—	—	—	—	—	—
Total	$320.3	$100.9	$20.0	$20.0	$17.6	$140.2	$21.6

(1)	Current debt includes borrowings against bank overdraft facilities; see Note 10, Debt, of the Notes to Consolidated Financial Statements.

(2)	See additional information regarding long-term debt in Note 10, Debt, of the Notes to Consolidated Financial Statements.

(3)
The amounts reflected in debt interest are based upon the short-term and long-term scheduled principal maturities and interest rates in effect as of December 31, 2011. Where specific maturities are not stated, such as for an overdraft line-of-credit, a repayment date coinciding with the end of the year was used for purposes of these calculations. Since our debt is largely variable interest rate debt, applicable market interest rates were assumed to be the same as at December 31, 2011 for purposes of these calculations. With respect to our variable-rate debt outstanding at December 31, 2011, a 100 basis point increase in interest rates would increase our debt interest obligation by $0.4 million in 2012. For more information regarding our outstanding debt and associated interest rates, see Note 10, Debt, of the Notes to Consolidated Financial Statements.

(4)
Restructuring obligations are more fully discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, Recent Developments and Note 9, Restructuring and Impairment Activities, of the Notes to Consolidated Financial Statements.

(5)	Minimum operating lease payments relate to our future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2011.

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

(8)	We had no other long-term liabilities as defined for purposes of this disclosure by the SEC as of December 31, 2011.

(9)
The amounts reflected in other long-term liabilities do not include any amounts for our pension obligations. The pension obligations are funded by our separate pension trusts, which held $124.1 million in assets at December 31, 2011. The combined projected benefit obligation, or PBO, of our U.S. and French pension plans was underfunded by $30.8 million and $32.6 million as of December 31, 2011 and 2010, respectively. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We were not required to make contributions to our U.S. and French pension plans during 2012. We expect 2012 funding to be in compliance with the Pension Protection Act of 2006. For information regarding our long-term pension obligations and trust assets, see Note 14, Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

(10)
The amounts reflected in other long-term liabilities do not include any amounts for our postretirement healthcare and life insurance benefits. Such payments are dependent upon the incurrence of costs and filing of claims by our retirees and thus the amounts of such future payments are uncertain. Our net payments under these plans were approximately $1 million in both of the years ended December 31, 2011 and 2010. Based on this past experience, we currently expect our share of the net payments to be approximately $1 million during 2012 for these benefits. For more information regarding our retiree healthcare and life insurance benefit obligations, see Note 14, Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

Outlook

With the anticipated adoption of LIP legislation in additional countries in coming years, SWM is poised to leverage its strong market position in this premium application and continue to improve the margin profile of its core paper business.

The Company is also set to further capitalize on Asian growth opportunities and regulatory trends requiring more sophisticated cigarettes in design and performance. As tar delivery limits are implemented in China, SWM expects increased demand for reconstituted tobacco leaf, which we are strategically positioned to satisfy.

We have built a rock-solid foundation with great opportunities ahead. The 2012 year may be challenging because of the global economy, continued decline of cigarette consumption in western markets and foreign exchange volatility. SWM expects to continue driving cost reductions through our operational excellence and lean manufacturing efforts. These cost reductions coupled with greater efficiencies as our European LIP capacity matures, are expected to deliver value to our customers and to mitigate anticipated inflationary impacts.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act.  These statements include those in the “Outlook” section and our expectations elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operation, and in “Risk Factors” in Item 1A.  They also include statements containing “expect,” “anticipate,” “project,” “appears,” “should,” “could,” “may,” “typically” and similar words.  Actual results may differ materially from the results suggested by these statements for a number of reasons, including the following:

•
SWM has manufacturing facilities in 7 countries, two joint ventures in China, and sells products in over 90 countries. As a result, it is subject to a variety of import and export tax, foreign currency, labor and other regulations within these countries. Changes in these regulations, adverse interpretations or applications, as well as changes in currency exchange rates, could adversely impact the Company's business in a variety of ways, including increasing expenses, decreasing sales, limiting its ability to repatriate funds and generally limiting its ability to conduct business.

•
The Company's sales are concentrated to a limited number of customers. In 2011, 54% of its sales were to its four largest customers. The loss of one or more of these customers, or a significant reduction in one or more of these customers' purchases, particularly those that impact our higher value LIP papers or reconstituted tobacco, could have a material effect on the Company's results of operations.

•
The Company's financial performance is materially impacted by sales of both reconstituted tobacco products and cigarette paper for lower ignition propensity cigarettes. A significant change in sales or production volumes, pricing or manufacturing costs of these products could have a material impact on future financial results. In this regard, Philip Morris-USA began advising the Company in 2009 that it disputes the manner in which the Company has calculated costs for banded cigarette papers under a cost-plus based contract for this product during the period April 2009 through December 2010. Notwithstanding that the dispute is now over a year old, and SWM has consistently advised Philip Morris-USA that it disagrees with its position, Philip Morris-USA to-date has not instituted any formal action to bring this matter to a close. Philip Morris-USA has also consistently paid the full invoiced amount from the date of the first notice of dispute to the present thereby avoiding any contention by SWM that the agreement has been breached for non-payment. Philip Morris-USA's action reflects a requirement found in the Virginia Uniform Commercial Code, the law that governs the contract, that suggests a party making full payment of a disputed invoice potentially waives any right to recover the amount paid unless such payment is accompanied by an explicit reservation of rights. Currently, the disputed amount is approximately $24.4 million. While the Company believes that it has properly calculated the amount it invoiced, the ultimate resolution of this dispute, if unfavorable to the Company, could have a material adverse effect on the Company's results of operations.

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

•
The demand for our reconstituted tobacco leaf product is subject to change depending on the rate at which this product is included in the blend that forms the column of tobacco in various cigarette brands as well as the supply and cost of natural tobacco leaf, which serves to an extent as a substitute for reconstituted tobacco. A change in the inclusion rate or the dynamics of the natural leaf tobacco market can have a material effect on the volume of reconstituted tobacco sales, the price for reconstituted tobacco or both, either of which can have a material effect on our earnings from that product line. In past years, the Company has experienced the adverse effects for one or more years related to changes in the demand and supply relationship for natural leaf.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Changes in foreign currency exchange rates may have an impact on our operating profit. Since we transact business in many countries, some of our sale and purchase transactions are denominated in a currency other than the local currency of our operations. As a result, changes in exchange rates between the currencies in which the transaction is denominated versus the local currency of our operation into which the transaction is being recorded can impact the amount of local currency recorded for such transaction. This can result in more or less local currency revenue or cost related to such transaction and thus have an effect on our operating profit. Currency transaction risk is mitigated partially in France since some of the revenue and expense transactions of our French subsidiaries are denominated in U.S. dollars, providing a degree of natural hedging. Our Brazilian and Polish operations are more fully exposed to currency transaction risk, especially as a result of U.S. dollar and euro denominated sales, respectively.

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

We utilize forward and swap contracts and, to a lesser extent, option contracts to selectively hedge our exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with money center banks, insurance companies or government agencies, collectively known as counterparties. Usually, these contracts extend for no more than 12 months. We expect to continue to apply forward currency hedging in our Brazilian operations through 2014. As of December 31, 2011, a 10% unfavorable change in the exchange rate of our functional currencies and those of our subsidiaries against the prevailing market rates of non-local currencies involving our transactional exposures would have resulted in a net pre-tax loss of approximately $2.9 million. These hypothetical gains or losses on foreign currency contracts and transactional exposures are defined as the difference between the contract rates and the hypothetical exchange rates. While we believe the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates could be material to our results of operations, we reduce this risk by selectively hedging our exposure when it is practical and economical to do so.

Interest Rate Risk

We hold a combination of variable-rate and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable-rate, long-term debt when it is practical and economical to do so. We utilize various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. We utilize variable-to-fixed interest rate swap agreements, typically with contractual terms no longer than 24 months. Our strategy to manage exposure to interest rate changes did not change during 2011, and we do not expect any significant changes in our exposure to interest rate changes or in how such exposure is managed in the near future. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in fair market value of fixed-rate debt due to differences between current market interest rates and the rates governing these instruments. With respect to our fixed-rate debt outstanding at December 31, 2011, a 10% change in interest rates would not result in a material change in the fair market value of such debt and with respect to our variable-rate debt outstanding at December 31, 2011, a 100 basis point increase in interest rates would result in a $1.4 million impact to our future annual pre-tax earnings.

Commodity Price Risk

We are subject to commodity price risks, the most significant of which relates to the price of wood pulp, which is our largest single component of raw material cost. The per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. During the period from January 2009 through December 2011, the U.S. list price of northern bleached softwood kraft pulp, or NBSK, a representative pulp grade that we use, ranged from a low of $635 per metric ton in April 2009 to a high of $1,035 per metric ton in June 2011. We normally maintain approximately 30 to 60 days of inventories to support our operations. As a result, there is a lag in the impact of changes in the per ton list price of wood pulp on our cost of products sold. Selling prices of our paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, we have been able to increase our selling prices in response to increased per ton wood pulp costs and have generally reduced our selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact our earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. We have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton wood pulp prices would impact our future annual pre-tax earnings by approximately $7 million, assuming no compensating change in our selling prices. We believe that, while our exposure to commodity price risk is material to our results of operations, our customers understand such risk and over time changes in the price of wood pulp are typically reflected in selling prices.

Energy Supply and Cost Volatility

In France, Poland and in the United States, availability of energy is generally not expected to be an issue, although prices can fluctuate significantly based on variations in demand. In Brazil, where that country's production of electricity is heavily reliant upon hydroelectric plants, availability of electricity has been affected in the past by rain variations. Our Brazilian business currently has a sufficient supply of energy to continue its current level of operation.

Due to the competitive pricing in the markets for most of our products, we are typically unable to fully pass through higher energy costs to our customers. With respect to our purchased energy price risk, a hypothetical 10% change in per unit prices would impact our future annual pre-tax earnings by approximately $9 million, assuming no compensating change in our selling prices.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)

	For the Years Ended December 31,
	2011	2010	2009
Net Sales	$816.2	$740.2	$719.6
Cost of products sold	575.7	543.6	531.8
Gross Profit	240.5	196.6	187.8

Selling expense	22.0	19.0	19.4
Research expense	9.3	8.5	8.0
General expense	60.1	46.1	47.3
Total nonmanufacturing expenses	91.4	73.6	74.7

Valuation allowance on ICMS business tax credits	15.9	—	—
Restructuring and impairment expense	14.0	13.4	23.9
Operating Profit	119.2	109.6	89.2
Interest expense	2.6	1.8	4.3
Other income (expense), net	(2.6)	0.2	(1.1)
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	114.0	108.0	83.8

Provision for income taxes	31.1	39.8	25.3
Income from equity affiliates	4.7	3.2	1.1
Income from Continuing Operations	87.6	71.4	59.6
Income (loss) from Discontinued Operations	5.0	(6.1)	(24.0)
Net Income	$92.6	$65.3	$35.6

Net Income (Loss) per Share - Basic:
Income per share from continuing operations	$5.20	$3.94	$3.80
Income (loss) per share from discontinued operations	0.30	(0.34)	(1.53)
Net income per share – basic	$5.50	$3.60	$2.27

Net Income (Loss) per Share – Diluted:
Income per share from continuing operations	$5.16	$3.86	$3.69
Income (loss) per share from discontinued operations	0.30	(0.33)	(1.49)
Net income per share – diluted	$5.46	$3.53	$2.20

Weighted Average Shares Outstanding:

Basic	16,615,100	17,686,700	15,550,100

Diluted	16,743,400	18,049,400	16,003,500

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	For the Years Ended December 31,
	2011	2010	2009
Net Income	$92.6	$65.3	$35.6
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	(17.6)	0.2	24.8
Less: Reclassification adjustment for translation adjustments realized upon deconsolidation of foreign subsidiary	(1.0)	—	—

Unrealized gains on derivative instruments	0.6	7.5	9.8
Less: Reclassification adjustment for gains on derivative instruments included in net income	(5.5)	(8.0)	(3.0)

Net gain (loss) from postretirement benefit plans	(1.1)	(3.7)	10.6
Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	(1.4)	(1.2)	(4.9)
Other Comprehensive Income (Loss)	(26.0)	(5.2)	37.3
Comprehensive Income	$66.6	$60.1	$72.9

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$76.5	$87.3
Accounts receivable	112.3	98.9
Inventories	113.8	113.8
Income taxes receivable	2.9	0.9
Current deferred income tax benefits	18.2	6.2
Other current assets	3.3	5.7
Total Current Assets	327.0	312.8

Property, Plant and Equipment, net	428.8	440.8
Deferred Income Tax Benefits	11.8	11.8
Investment in Equity Affiliates	38.7	20.5
Goodwill and Intangible Assets	7.1	8.8
Other Assets	31.8	55.7
Total Assets	$845.2	$850.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$5.0	$8.7
Accounts payable	53.7	66.4
Accrued expenses	82.1	111.6
Total Current Liabilities	140.8	186.7

Long-Term Debt	141.0	43.1
Pension and Other Postretirement Benefits	42.3	46.3
Deferred Income Tax Liabilities	19.8	28.9
Other Liabilities	25.4	21.2
Total Liabilities	369.3	326.2

Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 18,793,649 and 18,721,474 shares issued at December 31, 2011 and 2010, respectively; 16,183,442 and 18,027,903 shares outstanding at December 31, 2011 and 2010, respectively	1.9	1.9
Additional paid-in-capital	211.7	208.8
Common stock in treasury, at cost, 2,610,207 and 693,571 shares at December 31, 2011 and 2010, respectively	(132.1)	(24.4)
Retained earnings	418.9	336.4
Accumulated other comprehensive (loss) income, net of tax	(24.5)	1.5
Total Stockholders’ Equity	475.9	524.2
Total Liabilities and Stockholders’ Equity	$845.2	$850.4

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2008	16,078,733	$1.6	$64.6	748,953	$(14.1)	$255.9	$(30.6)	$277.4
Net income						35.6		35.6
Other comprehensive income (loss), net of tax							37.3	37.3
Issuance of common stock	2,070,000	0.2	117.2					117.4
Dividends declared ($0.60 per share)						(9.6)		(9.6)
Restricted stock issuances, net			(0.2)	(13,500)	0.2			—
Stock-based employee compensation expense			8.2					8.2
Excess tax benefits of stock-based employee compensation			3.3					3.3
Stock issued to directors as compensation	890			(3,306)	0.1			0.1
Issuance of shares for options exercised	483,612	0.1	12.6	(30,750)	0.6			13.3
Purchases of treasury stock				56,953	(0.8)			(0.8)
Balance, December 31, 2009	18,633,235	$1.9	$205.7	758,350	$(14.0)	$281.9	$6.7	$482.2
Net income						65.3		65.3
Other comprehensive income (loss), net of tax							(5.2)	(5.2)
Dividends declared ($0.60 per share)						(10.8)		(10.8)
Restricted stock issuances, net			(8.6)	(453,473)	8.6			—
Stock-based employee compensation expense			7.7					7.7
Excess tax benefits of stock-based employee compensation			1.6					1.6
Stock issued to directors as compensation	2,453		0.2					0.2
Issuance of shares for options exercised	85,786		2.2					2.2
Purchases of treasury stock				388,694	(19.0)			(19.0)
Balance, December 31, 2010	18,721,474	$1.9	$208.8	693,571	$(24.4)	$336.4	$1.5	$524.2
Net income						92.6		92.6
Other comprehensive income (loss), net of tax							(26.0)	(26.0)
Dividends declared ($0.60 per share)						(10.1)		(10.1)
Restricted stock issuances, net			(13.2)	(323,560)	13.2			—
Stock-based employee compensation expense			3.8					3.8
Excess tax benefits of stock-based employee compensation			10.0					10.0
Stock issued to directors as compensation	2,138		0.1					0.1
Issuance of shares for options exercised	70,037		2.2	—				2.2
Purchases of treasury stock				2,240,196	(120.9)			(120.9)
Balance, December 31, 2011	18,793,649	$1.9	$211.7	2,610,207	$(132.1)	$418.9	$(24.5)	$475.9
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)

	For the Years Ended December 31,
	2011	2010	2009
Operations
Net income	$92.6	$65.3	$35.6
Less: Income (loss) from discontinued operations	5.0	(6.1)	(24.0)
Income from continuing operations	87.6	71.4	59.6

Non-cash items included in net income:
Depreciation and amortization	43.6	40.0	43.9
Restructuring-related impairment	6.8	4.5	12.1
Valuation allowance on ICMS business tax credits	15.9	—	—
Amortization of deferred revenue	(6.0)	(7.2)	(5.1)
Deferred income tax provision (benefit)	(15.9)	25.4	22.0
Pension and other postretirement benefits	(6.5)	2.1	(20.6)
Stock-based compensation	3.8	7.7	8.2
Income from equity affiliates	(4.7)	(3.2)	(1.1)
Excess tax benefits of stock-based awards	(10.0)	(1.6)	(3.3)
Other items	(2.9)	(3.4)	1.2
Changes in operating working capital
Accounts receivable	(25.8)	(15.8)	1.8
Inventories	(4.5)	9.9	(10.2)
Prepaid expenses	0.5	(0.1)	1.2
Accounts payable	(4.5)	17.4	(17.9)
Accrued expenses	2.1	(5.5)	10.6
Accrued incomes taxes	8.2	22.4	(24.9)
Net changes in operating working capital	(24.0)	28.3	(39.4)
Net cash provided (used) by operating activities of:
- Continuing operations	87.7	164.0	77.5
- Discontinued operations	(6.2)	(22.9)	(14.1)
Cash Provided by Operations	81.5	141.1	63.4

Investing
Capital spending	(60.9)	(73.7)	(15.3)
Capitalized software costs	(1.3)	(9.3)	(5.5)
Investment in equity affiliates	(12.2)	—	—
Other investing	2.3	1.8	0.6
Cash Used for Investing	(72.1)	(81.2)	(20.2)

Financing
Cash dividends paid to SWM stockholders	(10.1)	(10.8)	(9.6)
Changes in short-term debt	2.3	3.3	(23.8)
Proceeds from issuances of long-term debt	226.7	48.2	33.5
Payments on long-term debt	(128.5)	(56.3)	(132.2)
Net proceeds from issuances of common stock	—	—	117.4
Purchases of treasury stock	(120.9)	(19.0)	(0.8)
Proceeds from exercise of stock options	2.2	2.2	13.3
Excess tax benefits of stock-based awards	10.0	1.6	3.3
Cash Provided by (Used in) Financing	(18.3)	(30.8)	1.1
Effect of Exchange Rate Changes on Cash	(1.9)	1.3	0.7
Increase (Decrease) in Cash and Cash Equivalents	(10.8)	30.4	45.0
Cash and Cash Equivalents at beginning of period	87.3	56.9	11.9
Cash and Cash Equivalents at end of period	$76.5	$87.3	$56.9
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

As used in this 2011 Annual Report on Form 10-K, unless the context indicates otherwise, references to “we,” “us,” “our,” “SWM,” “Schweitzer-Mauduit” or similar terms include Schweitzer-Mauduit International, Inc. and its consolidated subsidiaries.

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

Reclassifications

In the Operations section of the Consolidated Statements of Cash Flow for the years ended December 31, 2010 and 2009, excess tax benefits of stock-based awards of $1.6 million and $3.3 million, respectively, have been reclassified to a separate new line item from changes in Accrued Income Taxes to conform to the current year financial statement presentation. On the Consolidated Balance Sheets, Deferred Revenue has been reclassified to Accrued Expenses to conform to current year financial statement presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated. The Company did not have any special purpose entities during 2011, 2010 or 2009.

The Company's has two joint ventures with China National Tobacco Corporation, or CNTC. CNTC is the principal operating Company under China's State Tobacco Monopoly Administration. CNTC and our subsidiary, SM-China, each own 50% of the joint ventures. The paper joint venture China Tobacco Mauduit (Jiangmen) Paper Industry Co. LTD, or CTM, produces tobacco-related papers in China. The second joint venture China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. LTD., or CTS, will produce reconstituted tobacco leaf products. The Company uses the equity method to account for both joint ventures. Investment in equity affiliates represents the Company's investment in its China joint ventures. The Company's 50% share of the net income is included in the consolidated statements of income as income from equity affiliates.

Revenue Recognition

The Company recognizes revenue and the related accounts receivable when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) ownership has transferred to the customer; (3) the selling price is fixed or determinable; and (4) collection is reasonably assured based on the Company's judgment regarding the collectability of its accounts receivable. Generally, the Company recognizes revenue when it ships its manufactured product and title and risk of loss passes to its customer in accordance with the terms of sale of the product. Revenue is recorded at the time of shipment for terms designated f.o.b., or free on board, shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer's delivery site, at which time title and risk of loss are transferred. Provisions for discounts, returns, allowances, customer rebates and other adjustments are provided for in the same period the related revenue is recorded. Deferred revenue represents advance payments from customers which are earned based upon a mutually agreed-upon amount per unit of future product sales.

Freight Costs

The cost of delivering finished goods to the Company's customers is recorded as a component of cost of products sold. Those costs include the amounts paid to a third party to deliver the finished goods. Any freight costs billed to and paid by a customer are included in revenue.

Royalty Income

Royalties from non-exclusive, third-party patent licenses are recognized when earned, including monies received at an agreement's initiation attributable to past sales. The Company recognizes up-front payments upon receipt when it has no future performance requirement or ongoing obligation arising from its agreements and the payment is for a separate earnings process. Minimum annual royalties received in advance are deferred and are recognized in the period earned. The Company recognized $17.0 million of royalty income during 2011.

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

Foreign currency risks arise from transactions and balances denominated in non-local currencies. Losses resulting from remeasurement and settlement of such transactions and balances, included in other income (expense), net, were $1.6 million, $0.9 million and $1.9 million in 2011, 2010 and 2009, respectively.

Derivative Instruments

The Company is exposed to changes in foreign currency exchange rates, interest rates and commodity prices. The Company utilizes a variety of practices to manage these market risks, including where considered appropriate, derivative instruments. The Company uses derivative instruments only for risk management purposes and not for trading or speculation. All derivative instruments the Company uses are either exchange traded or are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. As of December 31, 2011, the Company had $33.0 million of its variable-rate long-term debt fixed under interest rate swap agreements. Usually the contracts extend for no more than 12 months, although their contractual term has been as long as 24 months. The Company believes the credit risks with respect to the counterparties, and the foreign currency risks that would not be hedged if the counterparties fail to fulfill their obligations under the contracts, are not material in view of its understanding of the financial strength of the counterparties.

Gains and losses on instruments that hedge firm commitments are deferred and included in the basis of the underlying hedged items. All other hedging gains and losses are included in period income or expense based on the period-end market price of the instrument. See Note 11. Derivatives, for more information.

Cash and Cash Equivalents

The Company considers all highly liquid, unrestricted investments with remaining maturities of three months or less to be cash equivalents, including money market funds with no restrictions on withdrawals.

Impairment of Long-Lived Assets, Goodwill and Intangible Assets

The Company evaluates the carrying value of long-lived assets, including property and equipment, and goodwill when events and circumstances warrant a review. Goodwill is also tested for impairment annually during the fourth quarter. Goodwill may be evaluated using a qualitative evaluation and/or a two-step test at the reporting unit level. The first step compares the book value of the reporting unit to its fair value. If the book value of a reporting unit exceeds its fair value, we perform the second step. In the second step, we determine an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The difference between the total fair value of the reporting unit and the fair value of all the assets and liabilities other than goodwill is the implied fair value of that goodwill. Any impairment loss is measured as the excess of the book value of the goodwill over the implied fair value of that goodwill. See Note 7. Goodwill and Intangible Assets for further discussion of the Company's annual impairment test results.

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

Capitalized Software Costs

The Company capitalizes certain purchases of software and software development costs in connection with major projects of software development for internal use. These costs are included in other assets on the consolidated balance sheets and are amortized using the straight-line method over the estimated useful life not to exceed seven years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred. Amortization of capitalized software was $6.8 million, $5.3 million and $4.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Accumulated amortization of capitalized software costs was $49.6 million and $44.2 million at December 31, 2011 and 2010, respectively.

Business Tax Credits

Business tax credits represent value added tax credits receivable and similar assets, such as Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, in Brazil. Business tax credits are generated when value-added taxes, or VAT, are paid on purchases. VAT and similar taxes are collected from customers on certain sales. In some jurisdictions, export sales do not require VAT collection. See Note 8. Other Assets for more information.

Income Taxes

The Company uses an asset and liability approach to account for and report income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, the Company considers sources of future taxable income.

In connection with income tax assessments or unrecognized tax benefits, the Company classifies penalties as provision for income taxes and interest as interest expense in its consolidated statements of income.

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions. In France, the Company reorganized its legal entities to maximize utilization of its net operating loss carryforwards. With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2008.

Pension and Other Postretirement Benefits Accounting

The Company recognizes the estimated compensation cost of employees' pension and other postretirement benefits over their approximate period of service. The Company's earnings are impacted by amounts of expense recorded related to these benefits, which primarily consist of U.S. and French pension benefits and U.S. other postretirement benefits, or OPEBs. Each year's recorded expenses are estimates based on actuarial calculations of the Company's accumulated and projected benefit obligations, or PBOs, for the Company's various plans.

Suspension of additional benefits for future service is considered a curtailment, and if material, necessitates a remeasurement of plan assets and PBO. As part of a remeasurement, the Company adjusts its discount rates and other actuarial assumptions, such as retirement, turnover and mortality table assumptions, as appropriate.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income, as well as items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented comprehensive income (loss) in the consolidated statements of comprehensive income.

Components of accumulated other comprehensive income were as follows ($ in millions):

	December 31,
	2011	2010
Accumulated pension and OPEB liability adjustments, net of income tax of $24.8 million and $25.3 million at December 31, 2011 and 2010, respectively	$(44.2)	$(41.7)
Accumulated unrealized gain on financial instruments, net of income tax of $(0.6) million and $2.0 million at December 31, 2011 and 2010, respectively	0.4	5.3
Accumulated unrealized foreign currency translation adjustments	19.3	37.9
Accumulated other comprehensive income	$(24.5)	$1.5

Changes in the components of accumulated other comprehensive income (loss) were as follows ($ in millions):

	For the Years Ended December 31,
	2011			2010			2009
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$(2.0)	$(0.5)	$(2.5)	$(8.8)	$3.9	$(4.9)	$9.3	$(3.6)	$5.7
Unrealized gain (loss) on financial instruments	(7.5)	2.6	(4.9)	(0.9)	0.4	(0.5)	9.9	(3.1)	6.8
Unrealized foreign currency translation adjustments	(18.6)	—	(18.6)	0.2	—	0.2	24.8	—	24.8
Total	$(28.1)	$2.1	$(26.0)	$(9.5)	$4.3	$(5.2)	$44.0	$(6.7)	$37.3

Treasury Stock

Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the weighted-average cost basis.

Employee Stock Options

The Company calculates stock option expense based on the grant date fair value. Stock options have not been granted since 2005 and are not expected to be utilized by the Company in the future. A summary of the status of stock options outstanding as of December 31, 2011 and changes during the three years then ended is presented in Note 15, Stockholders' Equity.

Restricted Stock

The Company's restricted stock grants generally vest upon completion of a specified period of time. The fair value of each award is equal to the share price of the Company's stock on the date of the grant. This cost is recognized over the vesting period of the respective award. A summary of outstanding restricted stock awards as of December 31, 2011 and 2010 is included in Note 15. Stockholders' Equity.

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

Recent Accounting Pronouncements

Effective December 31, 2011, the Company retrospectively adopted the requirements of ASC 220, Presentation of Comprehensive Income, which amends the presentation of comprehensive income. To adopt the guidance, the Company added a new financial statement Consolidated Statements of Comprehensive Income which immediately follows the Consolidated Statements of Income and presents the information on pension and OPEB liability adjustments, unrealized gain (loss) on financial instruments and unrealized foreign currency translation adjustments which were previously presented in the Consolidated Statements of Changes in Stockholders' Equity. In December 2011, an update to this guidance deferred the effective date for the presentation of reclassification of items out of accumulated other comprehensive income to some future period.

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

The Malaucène mill filed for liquidation under applicable French law during the fourth quarter of 2011. As part of the liquidation process, a trustee was appointed to administer claims of the mill from the remaining assets of the entity. This appointment resulted in the Company's loss of control of the ability to direct the activities of Malaucène; therefore, the accounts of Malaucène have been removed from the consolidated results of the Company as of the liquidation date. The Company no longer has continuing involvement or an ongoing interest in Malaucène. The deconsolidation resulted in a $5.7 million gain, presented in the results of discontinued operations, to remove the carrying value of Malaucène's assets and liabilities and a $0.7 million tax benefit as a result of certain intercompany transaction losses which are deductible for French taxes.

Restructuring expense incurred during all periods presented primarily related to additional severances, claims from employees for additional severances and environmental remediation costs.

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations ($ in millions):

	December 31,
	2011	2010
Assets of discontinued operations:
Current assets	$—	$3.9
Noncurrent deferred income tax benefits	—	8.0
Other assets – assets held for sale	—	0.4

Liabilities of discontinued operations:
Current liabilities	—	12.2

Summary comparative financial results of discontinued operations were as follows ($ in millions):

	For the Years Ended December 31,
	2011	2010	2009
Net sales	$—	$0.6	$20.8
Restructuring and impairment expense	1.5	7.9	26.3
Gain on deconsolidation	5.7	—	—
Income (loss) from discontinued operations before income taxes	3.6	(9.3)	(36.5)
Income tax benefit	1.4	3.2	12.5
Income (loss) from discontinued operations	5.0	(6.1)	(24.0)

Restructuring liabilities related to discontinued operations were classified within accrued expenses in the December 31, 2010 consolidated balance sheet. Changes in the restructuring liabilities during 2011 and 2010 are summarized as follows ($ in millions):

	2011	2010
Balance at beginning of year	$9.2	$20.9
Accruals for announced programs	1.2	7.7
Cash payments	(2.5)	(17.8)
Exchange rate impacts	—	(1.6)
Gain on deconsolidation	(7.9)	—
Balance at end of period	$—	$9.2

Note 4. Accounts Receivable

Accounts receivable are summarized as follows ($ in millions):

	December 31,
	2011	2010
Trade receivables	$85.5	$70.7
Business tax credits, including VAT	6.1	13.3
Hedge contracts receivable	1.6	4.2
Other receivables	19.8	11.4
Less allowance for doubtful accounts and sales discounts	(0.7)	(0.7)
Total accounts receivable	$112.3	$98.9

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

	December 31,
	2011	2010
Raw materials	$27.7	$31.7
Work in process	29.4	23.8
Finished goods	36.0	37.1
Supplies and other	20.7	21.2
Total	$113.8	$113.8

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

Property, plant and equipment (and related depreciable lives) consisted of the following ($ in millions):

	December 31,
	2011	2010
Land and improvements	$26.3	$24.9
Buildings and improvements (20 to 40 years or remaining life of relevant lease)	154.4	137.0
Machinery and equipment (5 to 20 years)	669.5	680.8
Construction in progress	75.4	78.9
Gross Property	925.6	921.6
Less: Accumulated Depreciation	496.8	480.8
Property, Plant and Equipment, net	$428.8	$440.8

Depreciation expense was $35.3 million, $33.0 million and $37.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 7. Goodwill and Intangible Assets

The Company evaluates goodwill for impairment as least annually during the fourth quarter. The annual tests during the fourth quarters of 2011 and 2009 resulted in no impairment. During the 2010 annual testing, the carrying value of goodwill related to Indonesia and Brazil, both part of the Paper segment, were found to exceed their respective implied fair values using a combination of market multiple and present value valuation methods. Country-specific risks, strengthening foreign currencies against the U.S. dollar and recent and projected operating performance were considered in the Company's determination of fair value. As a result, during 2010, the Company recorded impairment losses of $2.7 million in the Paper segment. The 2010 impairments are also the cumulative goodwill impairments.

The changes in the carrying amount of goodwill for each segment were as follows ($ in millions):

	Reconstituted Tobacco	Paper	Total
Goodwill as of January 1, 2010, net	$6.3	$2.7	$9.0
Foreign currency translation adjustments	(0.5)	—	(0.5)
Impairment losses	—	(2.7)	(2.7)
Goodwill as of December 31, 2010	5.8	—	5.8

Foreign currency translation adjustments	(0.2)	—	(0.2)

Goodwill as of December 31, 2011, gross	$5.6	$2.7	$8.3
Accumulated impairment losses	—	(2.7)	(2.7)
Goodwill as of December 31, 2011, net	$5.6	$—	$5.6

The gross carrying amount and accumulated amortization for amortizable intangible assets consisted of the following ($ in millions):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Customer-related intangibles (Reconstituted Tobacco Segment)	$10.0	$8.5	$1.5	$10.0	$7.0	$3.0

*  Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $1.6 million, $1.8 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s customer-related intangibles are amortized to expense using the 150% declining balance method over a 6-year life. Estimated amortization expense is expected to be $1.2 million and $0.3 million during the years ended December 31, 2012 and 2013, respectively.

Note 8. Other Assets

Other assets consisted of the following ($ in millions):

	December 31
	2011	2010
Capitalized software costs, net of accumulated amortization	$17.2	$23.2
Business tax credits, including VAT and ICMS (net of $16.2 million reserve as of December 31, 2011)	3.9	18.9
Grantor trust assets	6.4	6.2
Other assets	4.3	7.4
Total	$31.8	$55.7

Business tax credits included $14.8 million of Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, tax credits as of December 31, 2010. The credits, which are a form of value-added tax in Brazil, are generated from the production and sale of certain non-tobacco related grades of paper sold in Brazil. During 2011, we received a special government action in the state of Rio de Janeiro to enable more rapid utilization of these credits. However, the action included certain limitations on the use of these credits for the paper industry and has a finite life of 48 months. As a result, utilization of the Company's credits may be delayed barring other changes outside of the Company's control. During 2011, the Company recorded a valuation allowance of $16.2 million against the entire carrying value of its ICMS credits of which $15.9 million is presented on the Consolidated Statements of Income in the line titled Valuation Allowance on ICMS Business Tax Credits and $0.3 million is presented in Cost of Products Sold . These credits do not expire. The Company is still pursuing other actions to utilize the credits. Charges and credits associated with normal ongoing activity are included in Cost of Products Sold in the Consolidated Statements of Income. Future material changes as a result of new legislation or a change in our operations will be reported separately.

Grantor trust assets consist primarily of cash surrender values in Company-owned life insurance policies held by a trust to be used for the eventual payment of employee deferred compensation.

Note 9. Restructuring and Impairment Activities

The Company incurred restructuring expenses of $14.0 million, $10.7 million and $23.9 million in the years ended December 31, 2011, 2010 and 2009, respectively, in connection with previously announced restructuring activities.  In 2010, the line item Restructuring and Impairment expense included $2.7 million of Paper segment goodwill impairment.

In the Paper segment, rationalization of excess capacity in the base paper manufacturing footprint included restructuring actions to close the Lee Mills facilities in Lee, Massachusetts beginning in 2008, workforce reductions and shutting down a paper machine in Spotswood, New Jersey in 2009, workforce reductions and a small machine impairment in Quimperle, France in 2009 and a workforce reduction in Brazil in 2010.

The Paper segment restructuring expense was $9.4 million, $10.5 million and $22.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, of which $5.8 million, $10.0 million and $11.3 million was cash-related. In 2011, the Paper segment expense included $3.6 million of non-cash fixed asset impairments, based on management's estimates of expected future cash flows, and $5.3 million related to an early retirement plan offered to 40 French employees of PdM as part of the 2009 workforce reduction. The total cost of the plan, which is expected to be approximately $9.0 million, will be recognized over the remaining required service period of the participants through 2014 and paid to participants through their respective normal retirement ages through 2017. In 2010, primarily all Paper segment restructuring expense was related to severances that were recorded over the remaining service periods of the affected employees. In 2009, the Paper segment restructuring and impairment expense included $12.2 million for impairments of paper machines in Spotswood, New Jersey and Quimperle, France and $10.8 million of restructuring expense related to severances that were recorded over the remaining service periods of the affected employees.

The Reconstituted Tobacco segment restructuring expense was $4.6 million, $0.2 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, of which $1.3 million, $0.2 million and $1.1 million was cash-related. In January 2011, the Company learned of decreased RTL needs of a major customer. As a consequence, management decided to suspend the construction of the RTL facility in the Philippines. In 2011, the Reconstituted Tobacco segment's restructuring and impairment expense included $3.3 million impairment of RTL Philippines equipment requiring rework and $1.3 million of expense related to severances and related suspension costs. The carrying value of the Philippine RTL facility was $71.9 million as of December 31, 2011. In 2010 and 2009, the Reconstituted Tobacco segment's restructuring expense was related to severances that were recorded over the remaining service periods of the affected employees.

Restructuring liabilities were classified within accrued expenses in each of the consolidated balance sheets as of December 31, 2011 and December 31, 2010. Changes in the restructuring liabilities, substantially all of which are employee-related, during 2011 and 2010 are summarized as follows ($ in millions):

	2011	2010
Balance at beginning of year	$10.0	$12.1
Accruals for announced programs	7.1	10.2
Cash payments	(9.5)	(11.2)
Exchange rate impacts	(0.3)	(1.1)
Balance at end of period	$7.3	$10.0

Note 10. Debt

Total debt is summarized in the following table ($ in millions):

	December 31,
	2011	2010
Revolving Credit Agreement	$129.4	$—
Euro Revolver	—	33.5
French Employee Profit Sharing	12.2	11.2
Bank Overdrafts	3.9	6.6
Other	0.5	0.5
Total Debt	146.0	51.8
Less: Current debt	(5.0)	(8.7)
Long-Term Debt	$141.0	$43.1

Credit Agreement

In May 2011, the Company entered into a new unsecured revolving credit facility, or Credit Agreement, which replaced its former credit facility executed on July 20, 2006 that was scheduled to expire in July 2012.

The five-year revolving Credit Agreement provides for borrowing capacity of approximately $225 million with an option to increase borrowing capacity by $100 million and includes a $100 million equivalent sub-limit available in euro, of which €25 million was drawn at December 31, 2011, and a $25 million equivalent sub-limit available in Philippine pesos. The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a Maximum Net Debt to EBITDA Ratio of 3.00 and (b) Minimum Interest Coverage of 3.50. The Company was in compliance with its financial covenants at December 31, 2011.

Under the Credit Agreement, interest rates are based on the London Interbank Offered Rate plus an applicable margin that varies from 1.25% to 2.00% depending on the Net Debt to EBITDA Ratio, as defined in the Credit Agreement.  The Company will incur commitment fees at an annual rate of 0.20% to 0.30% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to EBITDA Ratio. As of December 31, 2011, the applicable interest rate on Credit Agreement borrowings was 1.56% on US Dollar borrowings and 2.39% on euro borrowings.

French Employee Profit Sharing

At both December 31, 2011 and 2010, long-term debt other than the Revolving Credit Agreement and Euro Revolver primarily consisted of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended to be invested in a financial institution or with their respective employer. To the extent that funds are invested with the Company, these amounts bear interest at 3.80% and 3.60% at December 31, 2011 and 2010, respectively, and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

Bank Overdrafts and Other

The Company also had bank overdraft facilities of $45.1 million and $33.8 million, at December 31, 2011 and 2010, respectively, of which $3.9 million and $6.6 million were outstanding at December 31, 2011 and 2010, respectively, and reported as current debt on the consolidated balance sheet. Interest is incurred on outstanding amounts at market rates and was 1.15% and 1.00%, respectively, at December 31, 2011 and 2010. No commitment fees are paid on the unused portion of these facilities.

Other debt consists of non-interest bearing French segment debt with deferred capital repayment from governmental and commercial institutions primarily related to environmental capital improvements.

Interest Expense and Rate Swap Agreements

The Company capitalized $1.5 million and $0.7 million of interest expense in the years ended December 31, 2011 and 2010, respectively, due to construction of a RTL facility in the Philippines and the EU LIP facility in Poland.

The Company maintains interest rate swap agreements on portions of its long-term debt. As a result, as of December 31, 2011, the LIBOR rates on $33.0 million of the Company’s variable-rate long-term debt were fixed at 2.1% through March 2012. The impact of the swap agreements on the consolidated financial statements was not material for the years ended December 31, 2011 and 2010. See Note 11. Derivatives for more information.

Principal Repayments

Under the Credit Agreement, the Company selects an “interest period” for each of its borrowings. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company expects to continue to file notices of continuation related to its borrowings outstanding at December 31, 2011 such that those amounts are not expected to be repaid prior to the May 2016 expiration of the Credit Agreement. Following are the expected maturities for the Company's debt obligations as of December 31, 2011 ($ in millions):

2012	$5.0
2013	2.2
2014	2.8
2015	3.1
2016	132.9
Thereafter	—
Total	$146.0

Fair Value of Debt

At December 31, 2011 and December 31, 2010, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts since the interest rates were variable and based on current market indices.

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

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2011 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$1.6	Accounts Payable	$—
Foreign exchange contracts	Property, Plant & Equipment	—	Other Liabilities	3.2
Foreign exchange contracts	Other Assets	1.0
Total derivatives designated as hedges		2.6		3.2

Derivatives not designated as hedges:
Interest rate contracts	Other Assets	—	Other Liabilities	0.1
Foreign exchange contracts	Accounts Receivable	0.1	Accounts Payable	—
Total derivatives not designated as hedges		0.1		0.1
Total derivatives		$2.7		$3.3

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2010 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$4.2	Accounts Payable	$—
Foreign exchange contracts	Property, Plant & Equipment	(0.3)	Other Liabilities	—
Foreign exchange contracts	Other Assets	3.6		—
Total derivatives designated as hedges		7.5		—

Derivatives not designated as hedges:
Interest rate contracts	Other Assets	—	Other Liabilities	0.7
Foreign exchange contracts	Accounts Receivable	—	Accounts Payable	0.4
Total derivatives not designated as hedges		—		1.1
Total derivatives		$7.5		$1.1

The following table provides the effect derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations for the years ended December 31 ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax			Location of Gain /(Loss) Reclassified from AOCI into Income	Gain /(Loss) Reclassified from AOCI into Income
	2011	2010	2009		2011	2010	2009
Foreign exchange contracts	$(4.9)	$(0.5)	$6.8	Net Sales	$5.5	$8.0	3.0

The Company's designated derivative instruments are perfectly effective. As such, there were no gains or losses, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income for the years ended December 31, 2011, 2010 and 2009.

The following table provides the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives for the Year Ended December 31,
		2011	2010	2009
Interest rate contracts	Other Income / Expense	$0.5	$(0.4)	$(0.1)
Foreign exchange contracts	Other Income / Expense	2.6	(0.6)	(0.1)
Total		$3.1	$(1.0)	$(0.2)

Note 12. Accrued Expenses

Accrued expenses consisted of the following ($ in millions):

	December 31,
	2011	2010
Accrued salaries, wages and employee benefits	$40.0	$35.9
Accrued restructuring expenses - continuing operations	7.3	10.0
Accrued restructuring expenses - discontinued operations	—	9.2
Deferred revenue	2.3	6.0
Accrued business taxes	4.0	7.4
Other accrued expenses	28.5	43.1
Total	$82.1	$111.6

Note 13. Income Taxes

An analysis of the provision (benefit) for income taxes from continuing operations follows ($ in millions):

	For the Years Ended December 31,
	2011	2010	2009
Current income taxes:
U.S. Federal	$12.8	$7.5	$3.0
U.S. State	1.1	0.7	0.3
Foreign	33.1	6.2	—
	47.0	14.4	3.3
Deferred income taxes:
U.S. Federal	4.6	6.0	5.3
U.S. State	0.4	0.5	0.6
Foreign	(20.9)	18.9	16.1
	(15.9)	25.4	22.0
Total	$31.1	$39.8	$25.3

Income from continuing operations before income taxes and income from equity affiliates included income of $45.9 million in 2011, $54.0 million in 2010, and $46.3 million in 2009 from operations outside the United States.

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision (benefit) for income taxes is as follows ($ in millions):

	For the Years Ended December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$39.9	35.0%	$37.8	35.0%	$29.3	35.0%
Foreign tax incentives	(11.8)	(10.4)	—	—	—	—
Adjustments to valuation allowances	5.9	5.2	1.9	1.8	—	—
Tax benefits of foreign legal structure	(3.9)	(3.4)	(2.0)	(1.9)	(4.2)	(5.0)
Net deferred tax expense from legal entity reorganization	—	—	—	—	1.0	1.2
French business tax reclassified as income tax	2.6	2.3	2.1	2.0	—	—
Change in enacted foreign tax rate	(1.2)	(1.0)	—	—	—	—
Other foreign taxes, net	(0.2)	(0.2)	0.8	0.7	—	—
Other, net	(0.2)	(0.2)	(0.8)	(0.7)	(0.8)	(1.0)
Provision for income taxes	$31.1	27.3%	$39.8	36.9%	$25.3	30.2%

Foreign tax incentives include a net $11.8 million deferred tax benefit primarily related to recording a deferred tax asset in 2011 for tax credits granted in Poland based on investment in a special economic zone offset by losses realized during the years ended December 31, 2011 and 2010 at RTL-Philippines that are not deductible for income tax purposes in the Philippines due to the presence of tax incentives. During 2011, the Company increased by $5.9 million its valuation allowance in Brazil to fully reserve the Brazil net deferred tax asset balance. The 2011 provision includes a $1.2 million deferred tax benefit related to a France tax rate increase enacted in December 2011 which increased the net deferred tax asset for the French businesses. Tax benefits of foreign legal structure result from net foreign tax deductions from the restructuring of the Company's foreign operations in 2003.

In conjunction with the Company's 2008 reorganization of its legal entity structure, the Company decided that the undistributed earnings of LTRI will be permanently reinvested which resulted in a net deferred income tax charge of $1.0 million in 2009.

The Company considers the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested or plans to repatriate such earnings only when tax-effective to do so. Accordingly, no provision for U.S. federal and state income taxes has been made thereon. Upon distribution of those earnings in the form of dividends, loans to the U.S. parent, or otherwise, the Company could be liable for both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to foreign tax authorities. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with this hypothetical calculation.

Deferred income tax assets (liabilities) were comprised of the following ($ in millions):

	December 31,
Current deferred income tax assets attributable to:	2011	2010
Inventories	$0.1	$—
Postretirement and other employee benefits	1.9	1.9
Other accrued liabilities	3.6	5.0
Valuation allowances	(0.8)	(0.3)
Foreign tax incentives	11.7	—
Other	1.7	(0.4)
Net current deferred income tax assets	$18.2	$6.2
Noncurrent deferred income tax assets attributable to:
Operating loss carryforwards	$17.3	$4.1
Tax credit carryforwards	1.0	1.0
Postretirement and other employee benefits	14.1	12.7
Accumulated depreciation and amortization	(17.7)	(7.9)
Valuation allowances	(11.6)	(4.8)
Other	8.7	6.7
Net noncurrent deferred income tax assets	$11.8	$11.8
Noncurrent deferred income tax liabilities attributable to:
Accumulated depreciation and amortization	$(51.8)	$(68.0)
Operating loss carryforwards	32.0	51.9
Valuation allowance	—	(1.8)
Postretirement and other employee benefits	3.4	5.9
Other	(3.4)	(16.9)
Net noncurrent deferred income tax liabilities	$(19.8)	$(28.9)

The net noncurrent deferred income tax assets relate to the U.S., Poland and Philippine tax jurisdictions and the net noncurrent deferred income tax liabilities relate to the French, Indonesian and Canadian tax jurisdictions. Net deferred tax assets in Brazil and Spain tax jurisdictions are fully reserved by valuation allowances. Total deferred income tax assets were $105.1 million and $114.3 million at December 31, 2011 and 2010, respectively. Total deferred income tax liabilities were $94.9 million and $125.2 million at December 31, 2011 and 2010, respectively.

Net operating losses, or NOLs, have been generated due to operating losses incurred in recent periods in Brazil and the Philippines as a result of lower operating earnings together with substantial restructuring expenses incurred in Brazil and France. Also, NOLs have been generated since 2003 by the SMH tax group in France and by SM-Spain since its formation in 1997.

As of December 31, 2011 the Company had approximately $144.4 million of operating loss carryforwards available to reduce future taxable income. Under current tax laws, remaining NOLs in France and Brazil carry forward indefinitely, NOLs in the Philippines expire three years subsequent to the year generated and NOLs in Spain expire 15 years subsequent to the year generated. NOLs of approximately $11.8 million will expire from 2014 to 2024 if not utilized against taxable income in Spain and $5.4 million will expire in 2014 if not utilized against taxable income in the Philippines. The remaining $93.2 million and $34.0 million of NOLs are related to France and Brazil, respectively, and have no expiration date.

The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards for certain entities. The valuation allowance on deferred tax assets associated with NOLs in Spain totaled $4.0 million as of December 31, 2011, fully reserving the related deferred tax asset. The valuation allowance in Brazil totaled $7.3 million fully reserving the net deferred tax asset balance. The Company's assumptions, judgments and estimates relative to the valuation of these net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount and category of future taxable income and tax planning strategies. Actual future operating results and the underlying amount and category of income in future periods could differ from the Company's current assumptions, judgments and estimates. Continued or future operating losses in the Philippines could result in recording a valuation allowance in a future period. Tax planning strategies have been implemented in France and the Company believes that deferred tax assets associated with the NOL's in France are fully realizable. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets.

The Company was granted certain tax incentives in Poland for investment in a special economic zone. These incentives are in the form of credits granted in 2011 that will offset future qualified taxable income. Based on granted incentives, commitments achieved, including maintaining certain employment levels, and qualified investment through December 31, 2011, the Company has recorded an $11.7 million deferred tax asset at December 31, 2011, net of amounts utilized in 2011.

In addition to its NOLs and incentive tax credits, the Company has certain U.S. state credits, primarily for investments in fixed assets in those states at December 31, 2011. Estimated various U.S. state credits totaled $1.0 million as of December 31, 2011, of which the Company has estimated that none of these credits will be realized prior to their expiration and thus have a valuation allowance of $1.0 million at December 31, 2011.

At December 31, 2011, 2010 and 2009, the Company had no significant unrecognized tax benefits related to income taxes. The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement. There were no material income tax penalties or interest accrued during the years ended December 31, 2011, 2010 or 2009.

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2008.

Note 14. Postretirement and Other Benefits

North American Pension and Postretirement Healthcare and Life Insurance Benefits

The U.S. operations have defined benefit retirement plans that cover all full-time employees. Retirement benefits are based on either a cash balance benefit formula or a final average pay formula for certain employees who were “grandfathered” and retained retirement benefits under the terms of the plan prior to its amendment to include a cash balance benefit formula. For employees under the cash balance formula, the Company annually credits to the employee's account balance a retirement contribution credit, which is a percentage of the employee's earnings based on age and years of vesting service in the plan, and an interest credit, based on the average yield for long term treasury bills. For employees under the final average pay formula, retirement benefits are based on years of service and generally on the average compensation earned in the highest five of the last 15 years of service. Benefits related to the U.S. defined benefit and pension plan are frozen for all employees. In 2009, the Company settled its remaining liability and terminated its U.S. supplemental employee retirement plan.

The U.S. operations also have unfunded healthcare and life insurance benefit plans, or OPEB plans, which cover substantially all of its retirees. Certain employees, who were “grandfathered” and retained benefits under the terms of the Company's plans prior to certain past amendments, receive retiree healthcare coverage at rates subsidized by the Company. For other eligible employees, retiree healthcare coverage access is offered at full cost to the retiree. The postretirement healthcare plans include a limit on the U.S. segment's share of costs for current and future retirees. The U.S. segment's retiree life insurance plans are noncontributory. The Company's Canadian postretirement benefits liability is immaterial and therefore is not included in these disclosures.

French Pension Benefits

In France, employees are covered under a government-administered program. Also, the Company's French operations sponsor retirement indemnity plans, which pay a lump sum retirement benefit to all of its permanent employees who retire. In addition, the Company's French operations sponsor a supplemental executive pension plan. Plan assets are principally invested in the general asset portfolio of a French insurance company.

U.S. and French Pension and U.S. Other Postretirement Benefit Disclosures

The U.S. pension and OPEB plans and French pension plans accounted for the majority of the Company's total plan assets and total ABO at December 31, 2011 for the Company and all of its consolidated subsidiaries.

The Company uses a measurement date of December 31 for its pension plans in the United States and France and other postretirement healthcare and life insurance benefit plans in the United States. The funded status of these plans as of December 31, 2011 and 2010 was as follows ($ in millions):

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2011	2010	2011	2010	2011	2010
Change in Projected Benefit Obligation, or PBO:
PBO at beginning of year	$119.7	$112.8	$34.4	$35.8	$12.8	$12.4
Service cost	—	—	0.9	0.8	0.1	0.2
Interest cost	6.0	6.3	1.1	1.5	0.6	0.6
Actuarial (gain) loss	9.6	8.1	(7.4)	5.8	(0.8)	0.4
Participant contributions	—	—	—	—	1.2	1.2
Curtailment benefit	—	—	—	(4.2)	—	—
Gross benefits paid	(7.2)	(7.5)	(1.2)	(2.6)	(2.1)	(2.0)
Currency translation effect	—	—	(1.0)	(2.7)	—	—
PBO at end of year	$128.1	$119.7	$26.8	$34.4	$11.8	$12.8
Change in Plan Assets:
Fair value of plan assets at beginning of year	104.1	100.6	17.4	20.8	—	—
Actual return on plan assets	4.2	11.0	(0.3)	0.4	—	—
Employer contributions	7.5	—	0.1	(0.1)	0.9	0.8
Participant contributions	—	—	—	—	1.2	1.2
Gross benefits paid	(7.2)	(7.5)	(1.2)	(2.6)	(2.1)	(2.0)
Currency translation effect	—	—	(0.5)	(1.1)	—	—
Fair value of plan assets at end of year	$108.6	$104.1	$15.5	$17.4	$—	$—
Funded status at end of year	$(19.5)	$(15.6)	$(11.3)	$(17.0)	$(11.8)	$(12.8)

The PBO and Accumulated Benefit Obligations (ABO) exceeded the fair value of pension plan assets for the Company's U.S. and French defined benefit pension plans as of December 31, 2011 and 2010, as follows ($ in millions):

	United States		France
	2011	2010	2011	2010
PBO	$128.1	$119.7	$26.8	$34.4
ABO	128.1	119.7	20.8	29.8
Fair value of plan assets	108.6	104.1	15.5	17.4

As of December 31, 2011 the pre-tax amounts in accumulated other comprehensive income that have not been recognized as components of net periodic benefit cost for the U.S. and French pension plans and other postretirement benefit plans in the United States are as follows ($ in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Accumulated loss	$64.3	$7.1	$2.4
Prior service credit	—	(5.7)	(0.4)
Accumulated other comprehensive loss	$64.3	$1.4	$2.0

The amounts in accumulated other comprehensive loss at December 31, 2011, which are expected to be recognized as components of U.S. and French net periodic benefit cost in 2012 are as follows ($ in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Amortization of accumulated loss	$(6.0)	$(0.6)	$(0.2)
Amortization of prior service credit	—	0.3	0.1
Total	$(6.0)	$(0.3)	$(0.1)

Assumptions are used to determine the Company's benefit obligations. The rate used to discount the Company's PBO back to a present value is the discount rate. The discount rate fluctuates from year to year based on current market interest rates for high-quality fixed-income investments. The Company also evaluates the expected average duration of its pension obligations in determining its discount rate. An assumed long-term rate of compensation increase is also used to determine the PBO. The weighted average assumptions used to determine benefit obligations as of December 31, 2011 and 2010 were as follows:

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2011	2010	2011	2010	2011	2010
Discount rate	4.50%	5.25%	4.40%	4.10%	4.50%	5.25%
Rate of compensation increase	—%	—%	2.50%	2.50%	3.50%	3.50%

The U.S. postretirement healthcare plan provides for benefits to be limited to a cost ceiling which has already been reached. Therefore, no increases in the health care cost trend rates are included in the measurement of the plan's benefit obligation.

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the years ended December 31, 2011, 2010 and 2009 were as follows ($ in millions):

	U.S. Pension Benefits			French Pension Benefits			U.S. OPEB Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Service cost	—	—	—	$0.9	$0.8	$1.2	$0.1	$0.2	$0.2
Interest cost	6.0	6.3	6.5	1.1	1.5	1.9	0.6	0.6	0.7
Expected return on plan assets	(7.7)	(8.8)	(6.6)	(0.6)	(0.9)	(0.9)	—	—	—
Amortizations and other	4.5	3.1	4.0	(3.1)	0.3	0.9	—	—	—
Curtailment benefit	—	—	—	—	(2.2)	—	—	—	—
Net periodic benefit cost	$2.8	$0.6	$3.9	$(1.7)	$(0.5)	$3.1	$0.7	$0.8	$0.9

Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Pension Benefits						OPEB Benefits
	United States			France			United States
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	5.25%	5.85%	6.30%	4.40%	4.10%	5.00%	5.25%	5.85%	6.30%
Expected long-term rate of return on plan assets	7.25%	8.00%	8.00%	4.00%	4.00%	4.75%	—	—	—
Rate of compensation increase	—	—	3.50%	2.50%	2.50%	2.25%	3.50%	3.50%	3.50%

The Company's investment strategy with respect to its U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure the plans' fiscal health. The target asset allocation varies based on the funded status of the plan in an effort to match the duration of the plan's liabilities to investments in long duration fixed income assets over time. The Company's investment strategy with respect to its French pension plan assets is to invest plan assets at a low level of risk. The primary goal of the Company's pension plans is to maintain the highest probability of assuring future benefit payments to participants while providing growth of capital in real terms. To achieve this goal, the investment philosophy is to protect plan assets from large investment losses, particularly over time, while growing the assets as fast as prudently possible. While there cannot be complete assurance that the objectives will be realized, the Company believes that the likelihood of realizing the objectives are reasonable based upon this investment philosophy. The Company has an investment committee that meets formally on a periodic basis to review the portfolio returns and to determine asset mix targets. The U.S. and French pension plans' asset target allocations by asset category for 2012 and actual allocations by asset category at December 31, 2011 and 2010 were as follows:

	United States			France
	2012 Target	2011	2010	2012 Target	2011	2010
Asset Category
Cash and cash equivalents	—%	2%	2%	5%	19%	16%
Equity securities*
Domestic Large Cap	25	22	24	25	16	17
Domestic Small Cap	10	7	9
International	15	12	20
Fixed income securities	40	50	26	65	61	65
Alternative investments**	10	7	19	5	4	2
Total	100%	100%	100%	100%	100%	100%

*
Target allocation for equity securities under the French pension plan does not differentiate types of equity securities. None of the Company's pension plan assets are targeted for investment in SWM stock, except that it is possible that one or more mutual funds held by the plan could hold shares of SWM.

**	Investments in this category under the U.S. pension plan only may include hedge funds, and may include real estate under the French pension plan.

The Company's pension assets are classified according to an established fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). A financial instrument's level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The three levels of the fair value hierarchy are described below:

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

The following table sets forth by level, within the fair value hierarchy, the U.S. and French pension plans' assets at fair value as of December 31, 2011 ($ in millions):

	United States				France
Plan Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2
Cash equivalents	$2.3	$2.3	$—	$—	$2.9	$2.9	$—
Equity securities
Domestic Large Cap	23.8	23.8	—	—	2.5	2.5	—
Domestic Small Cap	7.5	7.5	—	—
International	13.3	8.9	4.4	—
Fixed income securities	53.7	53.7	—	—	10.1	—	10.1
Alternative investments*	8.0	—	—	8.0	—	—	—
Total	$108.6	$96.2	$4.4	$8.0	$15.5	$5.4	$10.1

The following table sets forth by level, within the fair value hierarchy, the U.S. and French pension plans' assets at fair value as of December 31, 2010 ($ in millions):

	United States			France
Plan Asset Category	Total	Level 1	Level 3	Total	Level 1	Level 2
Cash equivalents	$1.5	$1.5	$—	$2.9	$2.9	$—
Equity securities
Domestic Large Cap	25.2	25.2	—	2.9	2.9	—
Domestic Small Cap	9.7	9.7	—
International	20.7	20.7	—
Fixed income securities	26.9	26.9	—	11.6	—	11.6
Alternative investments*	20.1	—	20.1	—	—	—
Total	$104.1	$84.0	$20.1	$17.4	$5.8	$11.6

*	Alternative investments include ownership interests in shares of registered investment companies.

Values for Level 3 assets may be determined through appraisals and models for illiquid assets. The following table shows the changes in Level 3 asset values ($ in millions):

U.S. Level 3 Asset Reconciliation	Alternative Investments Total
Beginning balance, January 1, 2010	$25.9
Realized and unrealized gains (losses)	1.9
Purchases	1.0
Sales	(0.3)
Transfers in and or out of Level 3	(8.4)
Ending balance, December 31, 2010	20.1
Realized and unrealized gains (losses)	(4.9)
Purchases	0.2
Sales	(7.4)
Transfers in and or out of Level 3	—
Ending balance, December 31, 2011	$8.0

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

	United States		France
	Pension Benefits	Healthcare and Life Insurance Benefits	Pension Benefits
2012	$7.8	$1.1	$3.3
2013	7.8	1.1	0.2
2014	7.9	1.0	1.3
2015	7.9	1.0	1.1
2016	8.0	1.0	1.7
2017 - 2021	41.5	4.2	12.4

The Company does not expect to contribute during 2012 to its U.S. and French pension plans.

Other Foreign Pension Benefits

In Brazil and Indonesia, employees are covered under government-administered programs. In the Philippines and Canada, the employee pension benefits are not significant and therefore are not included in the above disclosures.

Other Benefits

We sponsor a qualified defined contribution plan covering substantially all U.S. employees. Under the plan, the Company matches a portion of employee contributions. The Company's cost under the plan was $1.8 million, $1.9 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company provides U.S. executives, certain other key personnel and its directors the opportunity to participate in deferred compensation plans. Participating employees can elect to defer a portion of their salaries and certain other compensation. Participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as deferred stock unit credits. The Company's liability balance under these deferred compensation plans totaled $8.1 million and $7.2 million at December 31, 2011 and 2010, respectively, which were included in the consolidated balance sheet in other liabilities. In connection with these plans, the Company has a grantor trust into which it has contributed funds toward its future obligations under the various plans (See Note 8, Other Assets). The balance of grantor trust assets totaled $6.4 million and $6.2 million at December 31, 2011 and 2010, respectively, which were included in other assets in the consolidated balance sheet.

In accordance with French law, certain salaried employees in France may accumulate unused regular vacation and supplemental hours of paid leave that can be credited to an individual's Compte Epargne Temps, or CET. The CET account may grow over an individual's career and the hours accumulated may be withdrawn upon retirement or under other special circumstances at the individual's then current rate of pay. The balance of the Company's liability for this program reflected in the accompanying consolidated balance sheets in other liabilities was $8.6 million and $8.1 million at December 31, 2011 and 2010, respectively.

Note 15. Stockholders' Equity

Equity Participation Plan

The following table presents stock option activity for the years 2011, 2010 and 2009:

	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	174,987	$31.56	260,773	$29.44	803,635	$26.84
Forfeited	—		—		(28,500)	19.43
Exercised	(70,037)	30.87	(85,786)	25.11	(514,362)	25.94
Outstanding and exercisable at end of year	104,950	$32.02	174,987	$31.56	260,773	$29.44

The total intrinsic value of options exercised in 2011, 2010 and 2009 was $2.6 million, $3.4 million and $13.7 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2011:

			Options Outstanding and Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$23.10	to	$25.97	3,050	1.5	$25.64
$30.17	to	$33.50	101,900	2.6	32.21
$23.10	to	$33.50	104,950	2.5	$32.02

Restricted Stock Plan

The Company's Restricted Stock Plan, or RSP, is intended to promote the Company's long-term financial success by attracting and retaining outstanding executive personnel and to motivate such personnel by means of restricted stock grants. The Compensation Committee of the Company's Board of Directors selects participants and establishes the terms of any grant of restricted stock. The Company's RSP provides that issuance of restricted stock immediately transfers ownership rights in shares of its Common Stock to the recipient of the grant, including the right to vote the shares and to receive dividends thereon, at a share price established by the Compensation Committee in its discretion. The recipient's continued ownership of and right to freely transfer the restricted stock is subject to such conditions on transferability and to such risks of forfeiture as are established by the Compensation Committee at the time of the grant, which may include continued employment with the Company for a defined period, achievement of specified management performance objectives or other conditions established by the Compensation Committee. The number of shares, which may be issued under this RSP, is limited to the lesser of 1,000,000 shares or the number of treasury shares held by the Company as of the date of any grant. No single participant may be awarded, in the aggregate, more than 50% of the shares authorized to be issued under the RSP.

As of December 31, 2011, 330,060 restricted shares had been issued under the RSP of which 179,653 shares of issued restricted stock were not yet vested and for which $2.1 million in unrecognized compensation expense is expected to be recognized over a weighted average period of 1.8 years. The following table presents restricted stock activity for the years 2011, 2010 and 2009:

	2011		2010		2009
	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant
Nonvested restricted shares outstanding at January 1	539,314	$20.89	118,341	$24.68	260,218	$24.43
Granted	327,060	22.93	453,473	20.13	18,500	20.05
Forfeited	(3,500)	20.80	—	—	(5,000)	19.47
Vested	(683,221)	20.11	(32,500)	24.10	(155,377)	23.88
Nonvested restricted shares outstanding at December 31	179,653	$27.58	539,314	$20.89	118,341	$24.68

Restricted Stock Plan Performance Based Shares

During 2011, the Company recognized $3.3 million of compensation expense for 61,513 shares earned under the 2011-2012 award opportunity. During 2010 and 2009, the Company recognized $7.2 million and $7.6 million, respectively, of compensation expense for 239,373 and 513,220 shares for 2010 and 2009, respectively, of restricted stock awards that were earned under the 2009-2010 award opportunities, respectively, under the Restricted Stock Plan, with an offsetting credit to additional paid-in capital.

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

	For the Years Ended December 31,
	2011	2010	2009
Numerator (basic and diluted):
Net income	$92.6	$65.3	$35.6
Less: Dividends paid to participating securities	(0.1)	—	(0.3)
Less: Undistributed earnings available to participating securities	(1.1)	(1.4)	—
Undistributed and distributed earnings available to common shareholders	$91.4	$63.9	$35.3

Denominator:
Average number of common shares outstanding	16,615.1	17,686.7	15,550.1
Effect of dilutive stock-based compensation	128.3	362.7	453.4
Average number of common and potential common shares outstanding	16,743.4	18,049.4	16,003.5

There were no anti-dilutive stock options during the years ended ended December 31, 2011 or 2010. During 2009, 368,300 stock options outstanding were not included in the calculation of diluted net income per share because the $28.02 weighted-average share price of the options was greater than the average market price of the Company's common shares during 2009. The 2009 anti-dilutive options expire from 2010 to 2015.

Note 16. Commitments and Contingencies

Leases

Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2011 are approximately $1 million annually over each of the next five years. Rental expense under operating leases was $4.9 million during 2011, $4.4 million during 2010 and $6.0 million during 2009.

Other Commitments

The Paper segment has minimum purchase agreements for wood pulp and other fibers during 2012 of approximately $21 million and $9 million, respectively. The Reconstituted Tobacco segment has minimum purchase agreements for wood pulp of approximately $10 million and for tobacco stems of $2 million in 2012. The Paper segment's PdM mill has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $2 million per year through 2014; PdM's future purchases at this mill are expected to be at levels that exceed such minimum levels under the contract.

The Company enters into certain other immaterial contracts from time to time for the purchase of certain raw materials. The Company also enters into certain contracts for the purchase of equipment and related costs in connection with its ongoing capital projects.

The Company has agreements with an energy cogeneration supplier in France whereby the supplier constructed and operates a cogeneration facility at certain mills and supplies steam that is used in the operation of these mills.The Company is committed to purchasing minimum annual amounts of steam generated by these facilities under the agreements through 2021. These minimum annual commitments total approximately $4 million. The Company's current and expected requirements for steam at these facilities are at levels that exceed the minimum levels under the contracts.

The Paper segment's Brazilian mill, SWM-B, has an agreement for the transmission and distribution of energy that covers 100% of the mill's consumption of electrical energy valued at approximately $5 million annually through 2015. The French mills have contracts for natural gas to be distributed to and consumed at PdM, LTRI and St. Girons. The value of the natural gas and distribution to be provided under these contracts is estimated at approximately $33.0 million in 2012.

The Company has certain other letters of credit, guarantees and surety bonds outstanding at December 31, 2011, which are not material either individually or in the aggregate.

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

Both assessments are presently on appeal in separate chambers of the Federal Supreme Court. Assessment 1 is before the court on a procedural question which, if decided favorably, would invalidate Assessment 1. If decided against SWM-B, Assessment 1 would then be sent back to the lower court for a decision on the merits. Assessment 2 is before the Federal Supreme Court on the merits and will be finally decided by the action of the chamber of the court hearing the matter, unless there is a prior decision by a chamber of the Federal Supreme Court on Assessment 2 that is in contradiction, in which case the conflict between the rulings of the different chambers will be decided by the Federal Supreme Court sitting as a whole. No docket entry has been made yet regarding argument on either assessment.  SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. Based on the foreign currency exchange rate at December 31, 2011, the Assessment totaled approximately $44 million, of which approximately $20 million is covered by the above-discussed indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation of the Assessment under the facts and law as presently understood.

French Employee Claims for Additional Severances

In connection with the closure of the Malaucène mill, approximately 150 previously severed employees have filed claims for additional severances in the respective labor tribunal, alleging a lack of economic justification for closure of the mill or that the Company did not follow the precise legal requirements around identifying and offering other jobs within the SWM worldwide group. The Company intends to defend these claims vigorously; however, based on a preliminary evaluation of these claims, it was considered probable that we would incur additional severances in order to resolve this matter; therefore, in the year ended December 31, 2010, the results of discontinued operations included $2.8 million, of accrued pre-tax expenses associated with these claims. As a result of the liquidation and deconsolidation of the Malaucène legal entity in December 2011, this contingent liability is not reflected in the Company's consolidated balance sheet as of December 31, 2011.

Indemnification Matters

In connection with its spin-off from Kimberly-Clark in 1995, the Company undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to it that were not identified as excluded liabilities in the related agreements. As of December 31, 2011, there are no claims pending under this indemnification that the Company deems to be material.

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

The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States, France, Poland, the Philippines, Indonesia, Brazil and Canada. For these purposes, the Company incurred total capital expenditures of $1.0 million in 2011, and expects to incur approximately $1 million in 2012 and less than $1 million in 2013, of which no material amount is the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on its financial condition or results of operations.

Customer Matters

Beginning in 2009 and through December 2010, Philip Morris–USA, a subsidiary of Altria Inc., included in its payments against invoices for banded papers a notice that it disputes the manner in which the Company has calculated costs for banded cigarette papers under a cost-plus based contract for this product. Such action is required under the applicable law to preserve Philip Morris-USA’s right to bring a claim to recover the alleged overpayments, which to date Philip Morris-USA has not done. Currently, the disputed portion of the payments made by Philip Morris-USA is approximately $24.4 million. The Company believes that it has properly calculated the amount it invoiced and has not recorded any provision for loss associated with this unasserted claim. The ultimate resolution of this dispute, if unfavorable to the Company, could have a material effect on the Company’s financial statements.

Note 17. Segment Information

Effective during 2011, the Company realigned its management structure to evaluate its business based on product lines in addition to geographies. The realignment resulted in an external reporting segment change to product lines from geographies. The Company's two operating product line segments are also the Company's reportable segments: Paper and Reconstituted Tobacco. The Paper segment primarily produces Cigarette Papers such as cigarette papers, including LIP papers, plug wrap papers and base tipping papers used to wrap various parts of a cigarette for sale to cigarette manufacturers. The Paper segment also includes commercial and industrial products such as lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter paper and other specialized papers. These non-tobacco industry products are generally sold directly to converters and other end-users or brokers. The Reconstituted Tobacco segment produces reconstituted tobacco leaf, or RTL, and wrapper and binder products for sale to cigarette and cigar manufacturers.

Information about Sales, Profit and Assets

The accounting policies of these segments are the same as those described in Note 2. Summary of Significant Accounting Policies. The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses. Certain of the Company’s assets are used in the production of both segments’ products. These shared assets, capital spending and depreciation expense are allocated to a segment based on net sales or cost of products sold. Certain assets are not allocated to either segment for performance measurement purposes and are shown as unallocated in the tables below. Segment assets have not been restated for the year ended December 31, 2010 because the Company did not measure performance based on product line segment assets in 2010 and the information is not readily available.

($ in millions)

	Net Sales
	For the Years Ended December 31,
	2011		2010		2009
Paper	$579.3	71.0%	$516.6	69.8%	$496.3	69.0%
Reconstituted Tobacco	236.9	29.0	223.6	30.2	223.3	31.0
Total Consolidated	$816.2	100.0%	$740.2	100.0%	$719.6	100.0%

	Operating Profit
	For the Years Ended December 31,
	2011		2010		2009
Paper	$49.0	41.1%	$37.6	34.3%	$31.1	34.9%
Reconstituted Tobacco	90.3	75.8	89.2	81.4	79.8	89.5
Unallocated	(20.1)	(16.9)	(17.2)	(15.7)	(21.7)	(24.3)
Total Consolidated	$119.2	100.0%	$109.6	100.0%	$89.2	100.0%

	Segment Assets
	December 31, 2011
Paper	$513.1	60.7%
Reconstituted Tobacco	332.3	39.3
Unallocated	(0.2)	—
Consolidated	$845.2	100.0%

	Capital Spending						Depreciation
	2011		2010		2009		2011		2010		2009
Paper	$26.6	43.7%	$31.5	42.7%	$8.5	55.6%	$25.1	71.1%	$23.4	70.9%	$27.0	72.8%
Reconstituted Tobacco	34.3	56.3%	42.2	57.3%	6.8	44.4%	10.2	28.9%	9.6	29.1%	10.1	27.2%
Consolidated	$60.9	100.0%	$73.7	100.0%	$15.3	100.0%	$35.3	100.0%	$33.0	100.0%	$37.1	100.0%

Information about Geographic Areas

Long-lived assets by geographic area, excluding deferred income tax assets and certain other deferred charges, as of year end were as follows ($ in millions):

	Long-Lived Assets
	2011	2010
United States	$72.1	$84.9
France	208.6	224.9
The Philippines	85.4	71.5
Brazil	49.6	58.1
Poland	24.8	18.8
Other foreign countries	5.5	5.8

For purposes of the geographic disclosure in the following table, net sales are attributed to geographic locations based on the location of the Company's direct customers ($ in millions):

	Net Sales
	2011	2010	2009
Europe and the former Commonwealth of Independent States	$367.4	$298.8	$298.2
United States	230.2	218.7	205.6
Asia/Pacific (including China)	118.2	112.7	118.4
Latin America	62.5	64.3	55.2
Other foreign countries	37.9	45.7	42.2
Consolidated	$816.2	$740.2	$719.6

Note 18. Major Customers

Philip Morris-USA, Philip Morris International, or PMI, British American Tobacco, or BAT, and Japan Tobacco Inc. together with their respective affiliates and designated converters, accounted for 54%, 54% and 56% of the Company's 2011, 2010 and 2009 consolidated net sales, respectively. The loss of one or more such customers, or a significant reduction in one or more of these customers' purchases, could have a material adverse effect on the Company's results of operations.

The Company has an exclusive supply arrangement with Philip Morris-USA for a jointly-developed banded cigarette paper that is used in lower ignition propensity, or LIP, cigarettes. The Company produces banded cigarette paper in sufficient quantities to support Philip Morris-USA's commercial sales of LIP cigarettes. Under this agreement, Philip Morris-USA is obligated to purchase 100% of its requirements for banded cigarette papers for a minimum period of 7 years, and the Company is obligated to supply such product for a minimum of 12 years, which began June 1, 2007.

Philip Morris-USA, PMI, BAT and Japan Tobacco Inc., together with their respective affiliates and designated converters accounted for 35% and 28% of consolidated trade accounts receivable at December 31, 2011 and 2010, respectively.

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

Note 19. Supplemental Disclosures

Analysis of Allowances for Doubtful Accounts:
($ in millions)

	Balance at Beginning of Year	Charged to Expense	Write-offs and Discounts	Currency Translation	Balance at End of Year
Allowance for doubtful accounts
For the Year Ended December 31, 2011	$0.7	0.1	—	(0.1)	$0.7
For the Year Ended December 31, 2010	$1.1	(0.1)	(0.3)	—	$0.7
For the Year Ended December 31, 2009	$0.9	0.1	(0.1)	0.2	$1.1

Supplemental Cash Flow Information
($ in millions)

	For the Years Ended December 31,
	2011	2010	2009
Interest paid	$3.9	$2.6	$5.6
Interest capitalized	1.5	0.7	—
Income taxes paid (refunded)	40.0	(8.4)	29.4

	At December 31,
	2011	2010	2009
Capital spending in accounts payable and accrued liabilities	$4.9	$18.4	$3.0

Note 20. Quarterly Financial Information (Unaudited)

The following tables summarize the Company's unaudited quarterly financial data for the years ended December 31, 2011 and 2010 ($ in millions, except per share amounts):

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$180.7	$206.2	$211.2	$218.1	$816.2
Gross Profit	47.2	55.1	56.3	81.9	240.5
Valuation Allowance on Business Tax Credits	—	—	15.9	—	15.9
Restructuring and Impairment Expense	1.0	0.7	6.6	5.7	14.0
Operating Profit	26.4	31.6	11.2	50.0	119.2
Income from continuing operations	16.6	20.3	9.5	41.2	87.6
Income (loss) from discontinued operations	(0.4)	(0.5)	(0.5)	6.4	5.0
Net Income	$16.2	$19.8	$9.0	$47.6	$92.6

Net Income Per Share:
Income per share from continuing operations - basic	$0.93	$1.19	$0.60	$2.48	$5.20
Income (loss) per share from discontinued operations - basic	$(0.02)	$(0.04)	$(0.02)	$0.38	$0.30
Net Income per Share - Basic	$0.91	$1.15	$0.58	$2.86	$5.50

Income per share from continuing operations - diluted	$0.93	$1.17	$0.60	$2.46	$5.16
Income (loss) per share from discontinued operations - diluted	$(0.02)	$(0.03)	$(0.03)	$0.38	$0.30
Net Income per Share - Diluted	$0.91	$1.14	$0.57	$2.84	$5.46

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$192.8	$182.6	$182.0	$182.8	$740.2
Gross Profit	53.5	45.3	49.5	48.3	196.6
Restructuring and Impairment Expense	3.6	2.9	0.7	6.2	13.4
Operating Profit	31.0	25.0	30.7	22.9	109.6
Income from continuing operations	19.8	15.8	21.2	14.6	71.4
Loss from discontinued operations	(1.2)	(1.0)	(3.0)	(0.9)	(6.1)
Net Income	$18.6	$14.8	$18.2	$13.7	$65.3

Net Income Per Share:
Income per share from continuing operations - basic	$1.11	$0.85	$1.16	$0.82	$3.94
Loss per share from discontinued operations - basic	$(0.07)	$(0.05)	$(0.16)	$(0.06)	$(0.34)
Net Income per Share - Basic	$1.04	$0.80	$1.00	$0.76	$3.60

Income per share from continuing operations - diluted	$1.09	$0.83	$1.14	$0.80	$3.86
Loss per share from discontinued operations - diluted	$(0.07)	$(0.05)	$(0.16)	$(0.05)	$(0.33)
Net Income per Share - Diluted	$1.02	$0.78	$0.98	$0.75	$3.53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of presenting comprehensive income in 2011 due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.
The change in presentation has been applied retrospectively to all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 24, 2012

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

Based on their evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K. Last year the Chief Executive Officer submitted a Section 12(a) CEO Certification to the NYSE and the Chief Executive Officer and Chief Financial Officer submitted the certification required under Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to the Form 10-K filed on February 25, 2011.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, is designed to provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Schweitzer-Mauduit International, Inc. have been detected. As of December 31, 2011, we had no material weaknesses based on our tests using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included herein.

Item 9B. Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the internal control over financial reporting of Schweitzer-Mauduit International, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Schweitzer-Mauduit International, Inc. and subsidiaries as of and for the year ended December 31, 2011 and our report dated February 24, 2012 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding a change in presentation of comprehensive income.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 24, 2012

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information concerning our directors is hereby incorporated by reference to our 2012 Proxy Statement. Information with respect to our executive officers is set forth in Part I of this Form 10-K under the caption, “Executive Officers.” Executive officers of Schweitzer-Mauduit are elected to hold office until the next annual meeting of the Board of Directors following the annual meeting of stockholders and until election of successors, subject to removal by the Board. There are no family relationships between any of the directors, or any of our executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of its equity securities to file reports with the Securities and Exchange Commission regarding beneficial ownership of Common Stock and other equity securities of the Corporation. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Information concerning Section 16(a) beneficial ownership reporting is hereby incorporated by reference to our 2012 Proxy Statement.

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

Corporate Governance Documents

We make available free of charge on our Internet web site at www.swmintl.com, and in print to any shareholder who requests, our Code of Conduct, Corporate Governance Guidelines, Independence Standards for Directors, Nominating and Corporate Governance Committee Charter, Audit Committee Charter and Compensation Committee Charter. Requests for copies may be directed to the Investor Relations Department at our corporate headquarters.

Item 11. Executive Compensation

The information in the section of the 2012 Proxy Statement captioned “Executive Compensation,” including the item captioned “Comprehensive Compensation Discussion and Analysis,” is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the section of the 2012 Proxy Statement captioned “Stock Ownership” is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the section of the 2012 Proxy Statement captioned “Certain Transactions and Business Relationships” is incorporated in this Item 13 by reference.

Item 14. Principal Accounting Fees and Services

The information in the section of the 2012 Proxy Statement captioned “Audit Committee Report” is incorporated in this Item 14 by reference.

Part IV.

ITEM 15. Exhibits, Financial Statement Schedules

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

3. Exhibits

Exhibit Number	Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended September 30, 2009).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 2005).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000).
10.4	Outside Directors' Stock Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2009).
10.5	Annual Incentive Plan (incorporated by reference to Exhibit 10.24 to Form 10-Q for the quarter ended June 30, 2008).
10.6	Equity Participation Plan (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2000).
10.7	Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2008).
10.8.1	Deferred Compensation Plan (incorporated by reference to Exhibit 10.8.1 to Form 10-Q for the quarter ended March 31, 2000).
10.8.2	Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.8.2 to Form 10-Q for the quarter ended March 31, 2000).
*10.9	Restricted Stock Plan
10.10	Supplemental Benefit Plan (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 2008).
10.11.1	Executive Severance Plan (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 2008).
*10.11.2	2012 Executive Severance Plan.
*10.11.3	2012 Executive Severance Plan Participation Agreement.

Exhibit Number	Exhibit
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

10.14
Credit Agreement, dated May 12, 2011, among, Schweitzer-Mauduit International, Inc., Schweitzer-Mauduit RTL Philippines and a group of banks (incorporated by reference to Exhibit 10.14 to Form 10-Q/A for the quarter ended June 30, 2011).†

*10.15	Deferred Compensation Plan No. 2 for Non-Employee Directors.
10.16	Deferred Compensation Plan No. 2 (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 2008).

Exhibit Number	Exhibit
*10.17	Summary of Non-Management Director Compensation.
*10.18	Summary of Executive Officer Compensation.
10.19	Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2004).
10.20	Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2004).
10.21	Stock Option Agreement (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2004).
10.22	Restricted Stock Agreement (incorporated by reference to Exhibit 10.22 to Form 8-K filed April 26, 2010).
14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to Form 10-Q for the quarter ended September 30, 2009).
*21	Subsidiaries of the Company.
*23	Consent of Independent Registered Public Accounting Firm.
*24	Powers of Attorney.
*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡
99.2	Indemnification Agreement (incorporated by reference by Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 2009).

*	Filed herewith.

†	Exhibit has been redacted pursuant to a Confidentiality Request under Rule 24(b)-2 of the Securities Exchange Act of 1934.

‡	These Section 906 certifications are not being incorporated by reference into the Form 10-K filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
By:
Dated:	February 24, 2012		/s/ Frederic P. Villoutreix
Frédéric P. Villoutreix
Chairman of the Board and
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Frederic P. Villoutreix	Chairman of the Board and	February 24, 2012
Frédéric P. Villoutreix	Chief Executive Officer (principal executive officer)

/s/ Jeffrey A. Cook	Executive Vice President, Chief Financial Officer	February 24, 2012
Jeffrey A. Cook	and Treasurer (principal financial officer)

/s/ Mark A. Spears	Corporate Controller	February 24, 2012
Mark A. Spears	(principal accounting officer)

*	Director	February 24, 2012
Claire L. Arnold

*	Director	February 24, 2012
K.C. Caldabaugh

*	Director	February 24, 2012
William A. Finn

*	Director	February 24, 2012
Robert F. McCullough

*	Director	February 24, 2012
John D. Rogers

*	Director	February 24, 2012
Anderson D. Warlick

*By:		February 24, 2012

/s/ John W. Rumely, Jr.
John W. Rumely, Jr.
Attorney-In-Fact

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Form10-K filing:

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