Form 10-Q
period 2012-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2012-05-02
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2012
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

There were 15,605,586 shares of Common Stock, par value $0.10 per share, of the registrant issued and outstanding as of April 27, 2012.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I
Item 1.  Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	2012	2011
Net Sales	$202.1	$180.7
Cost of products sold	137.7	133.5
Gross Profit	64.4	47.2

Selling expense	6.0	5.1
Research expense	2.2	2.0
General expense	13.1	12.7
Total nonmanufacturing expenses	21.3	19.8

Restructuring and impairment expense	18.7	1.0
Operating Profit	24.4	26.4
Interest expense	0.9	—
Other income, net	0.3	0.2
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	23.8	26.6

Provision for income taxes	9.7	10.9
Income from equity affiliates	0.5	0.9
Income from Continuing Operations	14.6	16.6
Loss from Discontinued Operations	—	(0.4)
Net Income	$14.6	$16.2

Net Income (Loss) per Share - Basic:
Income per share from continuing operations	$0.91	$0.93
Loss per share from discontinued operations	—	(0.02)
Net income per share – basic	$0.91	$0.91

Net Income (Loss) per Share – Diluted:
Income per share from continuing operations	$0.90	$0.93
Loss per share from discontinued operations	—	(0.02)
Net income per share – diluted	$0.90	$0.91

Weighted Average Shares Outstanding:

Basic	15,873,500	17,432,800

Diluted	16,028,700	17,537,200

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Net Income	$14.6	$16.2
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	12.1	13.4

Unrealized gains on derivative instruments	3.3	2.9
Less: Reclassification adjustment for gains on derivative instruments included in net income	(1.2)	(1.4)

Net gain from postretirement benefit plans	1.1	2.2
Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	(1.5)	(1.3)
Other Comprehensive Income	13.8	15.8
Comprehensive Income	$28.4	$32.0

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	March 31, 2012	December 31, 2011

ASSETS
Current Assets
Cash and cash equivalents	$85.3	$76.5
Accounts receivable	110.5	112.3
Inventories	122.1	113.8
Income taxes receivable	—	2.9
Current deferred income tax benefits	17.9	18.2
Other current assets	4.5	3.3
Total Current Assets	340.3	327.0

Property, Plant and Equipment, net	420.4	428.8
Deferred Income Tax Benefits	15.7	11.8
Investment in Equity Affiliates	43.7	38.7
Goodwill and Intangible Assets	7.0	7.1
Other Assets	33.5	31.8
Total Assets	$860.6	$845.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$3.3	$5.0
Accounts payable	54.8	53.7
Income taxes payable	5.2	—
Accrued expenses	78.4	82.1
Total Current Liabilities	141.7	140.8

Long-Term Debt	144.2	141.0
Pension and Other Postretirement Benefits	44.5	42.3
Deferred Income Tax Liabilities	23.1	19.8
Other Liabilities	25.0	25.4
Total Liabilities	378.5	369.3

Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 18,799,424 and 18,793,649 shares issued at March 31, 2012 and December 31, 2011, respectively; 15,942,670 and 16,183,442 shares outstanding at March 31, 2012 and December 31, 2011, respectively	1.9	1.9
Additional paid-in-capital	210.1	211.7
Common stock in treasury, at cost, 2,856,754 and 2,610,207 shares at March 31, 2012 and December 31, 2011, respectively	(150.3)	(132.1)
Retained earnings	431.1	418.9
Accumulated other comprehensive loss, net of tax	(10.7)	(24.5)
Total Stockholders’ Equity	482.1	475.9
Total Liabilities and Stockholders’ Equity	$860.6	$845.2
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	18,721,474	$1.9	$208.8	693,571	$(24.4)	$336.4	$1.5	$524.2
Net income						16.2		16.2
Other comprehensive income, net of tax							15.8	15.8
Dividends declared ($0.15 per share)						(2.7)		(2.7)
Restricted stock issuances, net			(12.9)	(315,310)	12.9			—
Stock-based employee compensation expense			0.9					0.9
Excess tax benefits of stock-based employee compensation			9.0					9.0
Stock issued to directors as compensation	476		—					—
Issuance of shares for options exercised	500		—	—				—
Purchases of treasury stock				803,337	(45.8)			(45.8)
Balance, March 31, 2011	18,722,450	$1.9	$205.8	1,181,598	$(57.3)	$349.9	$17.3	$517.6

Balance, December 31, 2011	18,793,649	$1.9	$211.7	2,610,207	$(132.1)	$418.9	$(24.5)	$475.9
Net income						14.6		14.6
Other comprehensive income, net of tax							13.8	13.8
Dividends declared ($0.15 per share)						(2.4)		(2.4)
Restricted stock issuances, net			(3.4)	(67,013)	3.4			—
Stock-based employee compensation expense			1.6					1.6
Excess tax benefits of stock-based employee compensation			0.1					0.1
Stock issued to directors as compensation	225	—	—					—
Issuance of shares for options exercised	5,550	—	0.1					0.1
Purchases of treasury stock				313,560	(21.6)			(21.6)
Balance, March 31, 2012	18,799,424	$1.9	$210.1	2,856,754	$(150.3)	$431.1	$(10.7)	$482.1
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Operations
Net income	$14.6	$16.2
Less: Loss from discontinued operations	—	(0.4)
Income from continuing operations	14.6	16.6

Non-cash items included in net income:
Depreciation and amortization	10.2	10.7
Impairment	16.9	—
Amortization of deferred revenue	—	(2.4)
Deferred income tax provision (benefit)	(0.5)	3.9
Pension and other postretirement benefits	1.3	1.4
Stock-based compensation	1.6	0.9
Income from equity affiliates	(0.5)	(0.9)
Excess tax benefits of stock-based awards	(0.1)	(9.0)
Other items	0.1	(1.6)
Changes in operating working capital:
Accounts receivable	7.6	2.5
Inventories	(5.4)	(6.6)
Prepaid expenses	(1.0)	(1.4)
Accounts payable	—	(8.3)
Accrued expenses	(4.5)	(3.9)
Accrued incomes taxes	8.1	0.2
Net changes in operating working capital	4.8	(17.5)
Net cash provided (used) by operating activities of:
- Continuing operations	48.4	2.1
- Discontinued operations	—	(2.3)
Cash Provided by (Used in) Operations	48.4	(0.2)

Investing
Capital spending	(7.8)	(27.7)
Capitalized software costs	(0.1)	(0.8)
Investment in equity affiliates	(4.5)	—
Other investing	(4.1)	2.0
Cash Used for Investing	(16.5)	(26.5)

Financing
Cash dividends paid to SWM stockholders	(2.4)	(2.7)
Changes in short-term debt	(1.5)	0.2
Proceeds from issuances of long-term debt	7.1	56.1
Payments on long-term debt	(5.1)	(0.2)
Purchases of treasury stock	(21.6)	(45.8)
Proceeds from exercise of stock options	0.1	—
Excess tax benefits of stock-based awards	0.1	9.0
Cash Provided by (Used in) Financing	(23.3)	16.6
Effect of Exchange Rate Changes on Cash	0.2	—
Increase (Decrease) in Cash and Cash Equivalents	8.8	(10.1)
Cash and Cash Equivalents at beginning of period	76.5	87.3
Cash and Cash Equivalents at end of period	$85.3	$77.2
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

Basis of Presentation

The accompanying unaudited consolidated financial statements and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission, or the SEC, and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America, or U.S. GAAP. However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods including the results of a business reclassified as a discontinued operation which is more fully described in Note 3. Discontinued Operations.

The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 24, 2012.

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

Reclassifications

In the Operations section of the Consolidated Statements of Cash Flow for the three months ended March 31, 2011, excess tax benefits of stock-based awards have been reclassified to a separate new line item from changes in Accrued Income Taxes to conform to current year financial statement presentation.

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

Recent Accounting Pronouncements

The Company has adopted the Financial Accounting Standards Board's Accounting Standards Update (ASU) 2011-04 which updates disclosure requirements for fair value measurements. The ASU amends and clarifies definitions and requirements to determine fair value and certain disclosure requirements. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Note 2. Comprehensive Income

Comprehensive income includes net income, as well as items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented comprehensive income in the consolidated statements of comprehensive income.

Changes in the components of accumulated other comprehensive income were as follows ($ in millions):

	Three Months Ended
	March 31, 2012			March 31, 2011
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$(0.6)	$0.2	$(0.4)	$1.4	$(0.5)	$0.9
Unrealized gain on derivative instruments	3.2	(1.1)	2.1	2.2	(0.7)	1.5
Unrealized foreign currency translation adjustments	12.1	—	12.1	13.4	—	13.4
Total	$14.7	$(0.9)	$13.8	$17.0	$(1.2)	$15.8

Note 3. Discontinued Operations

The Company's closed finished tipping mill in Malaucène, France has been reported as discontinued operations. Results of the Malaucène mill have been removed from each individual line within the statements of income and the operating activities section of the statements of cash flow. In each case a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts.

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

Restructuring expense incurred during 2011 primarily related to additional severances, claims from employees for additional severances and environmental remediation costs.

The Company had no activity related to discontinued operations during 2012. Summary financial results of discontinued operations during the three months ended March 31, 2011 were as follows ($ in millions):

Three Months Ended
March 31, 2011
Net sales	$—
Restructuring and impairment expense	0.3
Loss from discontinued operations before income taxes	(0.6)
Income tax benefit	0.2
Loss from discontinued operations	(0.4)

Changes in the restructuring liabilities during the year ended December 31, 2011 are summarized as follows ($ in millions):

2011
Balance at beginning of year	$9.2
Accruals for announced programs	1.2
Cash payments	(2.5)
Exchange rate impacts	—
Gain on deconsolidation	(7.9)
Balance at end of period	$—

Note 4. Net Income Per Share

The Company uses the two-class method to calculate earnings per share. The Company has granted restricted stock that contains nonforfeitable rights to dividends on unvested shares. Since these unvested shares are considered participating securities under the two-class method, the Company allocates earnings per share to common stock and participating securities according to dividends declared and participation rights in undistributed earnings.

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

	Three Months Ended
	March 31, 2012	March 31, 2011
Numerator (basic and diluted):
Net income	$14.6	$16.2
Less: Undistributed earnings available to participating securities	(0.2)	(0.3)
Undistributed and distributed earnings available to common shareholders	$14.4	$15.9

Denominator:
Average number of common shares outstanding	15,873.5	17,432.8
Effect of dilutive stock-based compensation	155.2	104.4
Average number of common and potential common shares outstanding	16,028.7	17,537.2

There were no anti-dilutive stock options during the three months ended March 31, 2012 or 2011.

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

	March 31, 2012	December 31, 2011
Raw materials	$29.8	$27.7
Work in process	32.9	29.4
Finished goods	38.2	36.0
Supplies and other	21.2	20.7
Total	$122.1	$113.8

Note 6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for each segment for the three months ended March 31, 2012 were as follows ($ in millions):

	Reconstituted Tobacco	Paper	Total
Goodwill as of December 31, 2011, gross	$5.6	$2.7	$8.3
Accumulated impairment losses	—	(2.7)	(2.7)
Goodwill as of December 31, 2011, net	5.6	—	5.6

Foreign Currency translation adjustments	0.2	—	0.2

Goodwill as of March 31, 2012, gross	5.8	2.7	8.5
Accumulated impairment losses	—	(2.7)	(2.7)
Goodwill as of March 31, 2012, net	$5.8	$—	$5.8

The gross carrying amount and accumulated amortization for amortizable intangible assets consisted of the following ($ in millions):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Customer-related intangibles (Reconstituted Tobacco Segment)	$10.0	$8.8	$1.2	$10.0	$8.5	$1.5

*  Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $0.3 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively. The Company’s customer-related intangibles are amortized to expense using the 150% declining balance method over a 6-year life. Estimated amortization expense is expected to be $1.2 million and $0.3 million during the years ended December 31, 2012 and 2013, respectively.

Note 7. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $18.7 million and $1.0 million in the three months ended March 31, 2012 and 2011, respectively.

The Paper segment restructuring and impairment expenses were $17.9 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012, the Company amended a supply agreement with Philip Morris-USA, a subsidiary of Altria Group Inc. The amended agreement eliminated the Company's contractual commitment to stand ready to produce commercial quantities of banded cigarette paper even in the absence of firm orders. The Company considered these new terms to be a triggering event requiring evaluation of the recoverability of our Spotswood mill's banded cigarette paper production assets. Based on this analysis, which reflected management's assessment of the most likely future utilization of the mill, the Company recorded a $16.9 million impairment charge to reduce the carrying value of these assets to their fair value.

Fair value was determined by using management's estimates of market participants' discounted future cash flows and independent appraisals of certain assets, both which are considered significant unobservable inputs, or Level 3 inputs. Management used significant judgment to develop assumptions, including forecasted sales volumes, allocation of corporate overhead attributable to the Spotswood mill and weighted average cost of capital, based on historical and projected operational performance.

Other Paper segment restructuring expenses of $1.0 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively, were related to prior restructuring plans' severances that were recorded over the remaining service periods of the affected employees.

The Reconstituted Tobacco segment restructuring expenses were $0.7 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively, which were cash-related expenses incurred primarily in connection with suspending construction of the RTL facility in the Philippines and related mothballing activities.

Restructuring liabilities were classified within accrued expenses in each of the consolidated balance sheets as of March 31, 2012 and December 31, 2011. Changes in the restructuring liabilities, substantially all of which are employee-related, during the three month period ended March 31, 2012 and the year ended December 31, 2011 are summarized as follows ($ in millions):

	Three Months Ended	Year Ended
	March 31, 2012	December 31, 2011
Balance at beginning of year	$7.3	$10.0
Accruals for announced programs	1.8	7.1
Cash payments	(1.5)	(9.5)
Exchange rate impacts	0.3	(0.3)
Balance at end of period	$7.9	$7.3

Note 8. Debt

Total debt is summarized in the following table ($ in millions):

	March 31, 2012	December 31, 2011
Revolving Credit Agreement	$132.4	$129.4
French Employee Profit Sharing	12.5	12.2
Bank Overdrafts	2.3	3.9
Other	0.3	0.5
Total Debt	147.5	146.0
Less: Current debt	(3.3)	(5.0)
Long-Term Debt	$144.2	$141.0

Credit Agreement

In May 2011, the Company entered into an unsecured revolving credit facility, or Credit Agreement. The five-year revolving Credit Agreement provides for borrowing capacity of approximately $225 million with an option to increase borrowing capacity by $100 million and includes a $100 million equivalent sub-limit available in euro, of which €25 million was drawn at March 31, 2012, and a $25 million equivalent sub-limit available in Philippine pesos. The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a Maximum Net Debt to EBITDA Ratio of 3.00 and (b) Minimum Interest Coverage of 3.50. The Company was in compliance with its financial covenants at March 31, 2012.

Under the Credit Agreement, interest rates are based on the London Interbank Offered Rate plus an applicable margin that varies from 1.25% to 2.00% depending on the Net Debt to EBITDA Ratio, as defined in the Credit Agreement.  The Company will incur commitment fees at an annual rate of 0.20% to 0.30% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to EBITDA Ratio. As of March 31, 2012, the applicable interest rate on Credit Agreement borrowings was 1.50% on US Dollar borrowings and 1.72% on euro borrowings.

Interest Rate Swap Agreement

The Company maintains an interest rate swap agreement on a portion of its long-term debt. As a result, as of March 31, 2012, the LIBOR rate on $16.0 million of the Company’s variable-rate long-term debt was fixed at 2.1% through the end of March 2012. The impact of the swap agreement on the consolidated financial statements was not material for the three months ended March 31, 2012 and 2011. See Note 9. Derivatives for more information.

Fair Value of Debt

At March 31, 2012 and December 31, 2011, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts since the interest rates were variable and based on current market indices.

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

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. The Company utilizes various forms of interest rate hedge agreements, including interest rate swap agreements, typically with contractual terms no longer than 24 months. Changes in the fair value of our interest rate swaps are recorded to net income each period. See Note 8. Debt for more information about our interest rate swaps.

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at March 31, 2012 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$2.7	Accounts Payable	$—
Foreign exchange contracts	Other Assets	1.8	Other Liabilities	1.8
Total derivatives designated as hedges		$4.5		$1.8

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2011 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$1.6	Accounts Payable	$—
Foreign exchange contracts	Other Assets	1.0	Other Liabilities	3.2
Total derivatives designated as hedges		2.6		3.2

Derivatives not designated as hedges:
Interest rate contracts	Other Assets	—	Other Liabilities	0.1
Foreign exchange contracts	Accounts Receivable	0.1	Accounts Payable	—
Total derivatives not designated as hedges		0.1		0.1
Total derivatives		$2.7		$3.3

The following table provides the effect derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations for the three months ended March 31 ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Gain Recognized in AOCI on Derivatives, Net of Tax		Location of Gain Reclassified from AOCI into Income	Gain Reclassified from AOCI into Income
	Three Months Ended			Three Months Ended
	March 31, 2012	March 31, 2011		March 31, 2012	March 31, 2011
Foreign exchange contracts	$2.1	$1.5	Net Sales	$1.2	$1.4

The Company's designated derivative instruments are perfectly effective. As such, there were no gains or losses, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income for the three months ended March 31, 2012 and 2011.

The following table provides the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives for the three months ended March 31,
		2012	2011
Interest rate contracts	Other Income / Expense	$(0.1)	$0.1
Foreign exchange contracts	Other Income / Expense	(2.5)	(1.2)
Total		$(2.6)	$(1.1)

Note 10. Commitments and Contingencies

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

Both assessments are presently on appeal in separate chambers of the Federal Supreme Court. Assessment 1 is before the court on a procedural question which, if decided favorably, would invalidate Assessment 1. If decided against SWM-B, Assessment 1 would then be sent back to the lower court for a decision on the merits. Assessment 2 is before the Federal Supreme Court on the merits and will be finally decided by the action of the chamber of the court hearing the matter, unless there is a prior decision by a chamber of the Federal Supreme Court on Assessment 1 that is in contradiction, in which case the conflict between the rulings of the different chambers will be decided by the Federal Supreme Court sitting as a whole. No docket entry has been made yet regarding argument on either assessment.  SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. Based on the foreign currency exchange rate at March 31, 2012, the Assessment totaled approximately $44 million, of which approximately $20 million is covered by the above-discussed indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation of the Assessment under the facts and law as presently understood.

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

Customer Matters

Beginning in 2009 and through December 2010, Philip Morris–USA, a subsidiary of Altria Group Inc., included in its payments against invoices for banded papers a notice that it reserved its rights to dispute the manner in which the Company calculated costs for banded cigarette papers under a cost-plus based contract for this product. During the first quarter of 2012, the Company and Philip-Morris-USA amended their cost-plus based contract to address a number of items related to supply obligations, phase-out on termination, sharing of cost savings and other matters. Philip Morris-USA also released any invoicing claims it may have had under the contract for prior periods.

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

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three months ended March 31, 2012 and 2011 were as follows ($ in millions):

	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$0.2	$0.2	$—	$—
Interest cost	1.4	1.5	0.3	0.4	0.1	0.2
Expected return on plan assets	(1.9)	(1.9)	(0.1)	(0.1)	—	—
Amortizations and other	1.5	1.1	—	0.2	—	—
Net periodic benefit cost	$1.0	$0.7	$0.4	$0.7	$0.1	$0.2

During the full-year 2012, the Company expects to recognize approximately $6.2 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $0.3 million credit for its French pension plans.

Note 12. Income Taxes

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows ($ in millions):

	Three Months Ended
	March 31, 2012		March 31, 2011
	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$8.3	35.0%	$9.3	35.0%
Foreign tax incentives	0.2	0.8	0.6	2.3
Adjustments to valuation allowances	1.6	6.7	—	—
Other, net	(0.4)	(1.7)	1.0	3.7
Provision for income taxes	$9.7	40.8%	$10.9	41.0%

The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding future realization of recorded tax benefits on tax loss carryforwards for certain entities. The Company's assumptions, judgments and estimates relative to the valuation allowance of these net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount and category of future taxable income and tax planning strategies. Based on continued losses in the Philippines, the Company recorded a valuation allowance during the quarter ended March 31, 2012 to fully reserve its deferred tax assets related to net operating loss carryforwards in the Philippines.

At March 31, 2012 and December 31, 2011, the Company had no significant unrecognized tax benefits related to income taxes. The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement. There were no material income tax penalties or interest accrued during the either of the three months ended March 31, 2012 or 2011.

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2008.

Note 13. Segment Information

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

Information about Net Sales and Operating Profit

The accounting policies of these segments are the same as those described in Note 2. Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses.

($ in millions)	Net Sales
	Three Months Ended
	March 31, 2012		March 31, 2011
Paper	$142.2	70.4%	$125.1	69.2%
Reconstituted Tobacco	59.9	29.6	55.6	30.8
Total Consolidated	$202.1	100.0%	$180.7	100.0%

($ in millions)	Operating Profit
	Three Months Ended
	March 31, 2012		March 31, 2011
Paper	$4.3	17.6%	$10.2	38.6%
Reconstituted Tobacco	24.7	101.2	20.0	75.8
Unallocated	(4.6)	(18.8)	(3.8)	(14.4)
Total Consolidated	$24.4	100.0%	$26.4	100.0%

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2011. The discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and our future prospects. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled “Factors That May Affect Future Results,” in our Annual Report on Form 10-K for the year ended December 31, 2011. Unless the context indicates otherwise, references to "SWM", "we", "us", "our", or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

Summary

($ in millions, except per share amounts)	Three Months Ended
	March 31, 2012		March 31, 2011
Net sales	$202.1	100.0%	$180.7	100.0%
Gross profit	64.4	31.9	47.2	26.1
Restructuring & impairment expense	18.7	9.3	1.0	0.5
Operating profit	24.4	12.1	26.4	14.6
Interest expense	0.9	0.4	—	—
Income from continuing operations	14.6	7.2	16.6	9.2
Loss from discontinued operations	—	—	(0.4)	(0.2)
Net income	14.6	7.2%	16.2	9.0%
Diluted earnings per share from continuing operations	$0.90		$0.93
Diluted earnings per share	$0.90		$0.91
Cash provided by (used in) operations	$48.4		$(0.2)
Capital spending	$7.8		$27.7

First Quarter Highlights

Net sales were $202.1 million in the three months ended March 31, 2012, a $21.4 million increase from $180.7 million in the prior-year quarter. The increase was primarily due to the implementation of LIP regulations in the EU which began during the fourth quarter of 2011.

Gross profit was $64.4 million in the three months ended March 31, 2012, a $17.2 million increase from $47.2 million in the prior-year quarter. In the first quarter 2012, gross margin improved to 31.9% from 26.1% in the prior-year quarter. The higher gross profit was primarily due to $13.9 million in favorable volume impacts and $3.9 million in royalty income. During the first quarter 2012, SWM incurred $18.7 million in restructuring and impairment expenses. In the Paper segment, a $16.9 million impairment charge was recorded to reduce the carrying value of certain North American paper manufacturing assets to fair value.

Cash provided by operations was $48.4 million in the first quarter 2012, compared to a cash use of $0.2 million in the prior year. The higher cash generation during 2012 was largely due to improved sales, more efficient manufacturing and a net working capital reduction.

Recent Developments

During the first quarter SWM amended its cost-plus based contract for banded cigarette papers with Philip Morris-USA, a subsidiary of Altria Group Inc. Among other items, this amendment removed our contractual commitment to stand ready to produce commercial quantities of banded cigarette papers, even in the absence of firm orders. Philip Morris-USA has also withdrawn its dispute related to the manner in which the Company calculated costs and invoiced Philip Morris-USA for banded cigarette papers during 2009 and 2010.

Administrative and Court Proceedings Relating to Papers for Lower Ignition Propensity Cigarettes

In December 2009, Miquel y Costas S.A., delfortgroup AG, and Societe Papeterie Leman SAS filed Notices of Opposition to the European Patent Office's, or EPO, grant of European Patent  EP 1482815.  The oppositions filed by Societe Papeterie Leman and delfortgroup contend that the claim language regarding the film-forming material to have a certain viscosity was not sufficiently described, that the claims were not patentable due to a prior art reference, a reference that was disclosed by SWM to the examiner and cited by him in granting the patent, and lack of inventive step.  Societe Papeterie Leman further alleged that claim 1 is not sufficiently definite and is therefore invalid.  Miquel y Costas claims that the patent lacks novelty as to the film-former gum Arabic, that claim 1 of the patent lacks sufficient disclosure and that claim 1 also lacks novelty.  The Company will continue to defend the grant of this patent by taking necessary actions including responding to further submissions by the opponents.  Once the EPO considers that all positions have been fully briefed, it may hold a hearing to assist it in reaching a final conclusion on the oppositions.  There is no mandated timetable by which the EPO must reach a decision.  The outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution.  The patent remains in effect and fully enforceable while the opposition proceedings are pending. As a result of the world-wide LIP license agreement with SWM, delfortgroup has withdrawn from this proceeding. The action remains open with the other parties.

On November 12, 2010, the EPO issued a Notice of Decision to Grant SWM European Patent No. 1333729.  On December 8, 2010, Julius Glatz GmbH filed a Notice of Opposition to the grant of this patent.  In September 2011, Societe Papeterie Leman, Miquel y Costas and delfortgroup each filed opposition papers and Glatz supplemented its previous filing. The EPO opened an an opposition proceeding and the Company's response to the Notices of Opposition is due on June 20, 2012 and will be timely filed. The Company believes that the EPO properly granted the patent and it intends to vigorously defend the patent. As a result of the world-wide LIP license agreement with SWM, delfortgroup has withdrawn from this proceeding. The action remains open with the other parties.

The Company filed an infringement action on February 8, 2010 in the United States District Court for South Carolina, Charleston Division, against multiple defendants alleging infringement of the Company's United States Patent Number 6,725,867 and a First Amended Complaint on June 1, 2010 which added claims of alleged infringement under United States Patent Number 5,878,753 and further specifies products we believe violate our patents. Adversarial proceedings present uncertainties and risks, which could include invalidation of the patent in dispute, a change in the scope of the patent claims, or an adverse determination on the question of infringement, among others. As was their right under the applicable statute, the defendants requested and the court granted a motion staying this civil action until completion of the International Trade Commission, or ITC, proceedings. The civil action may be restarted once the ITC action is concluded. We believe the outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution. As a result of the world-wide LIP license agreement, delfortgroup has been dismissed from this action. The case is expected to remain open with the other parties, but will remain stayed pending the final determination of the ITC proceeding.

On December 17, 2010, the Company filed a complaint with the ITC against multiple respondents, including Julius Glatz, delfortgroup, Astra Tobacco and LipTEC based on their unlawful importation into the United States, the sale for importation, and the sale within the United States after importation of certain paper wrappers used in manufacture of reduced ignition proclivity cigarettes and products that infringe, are made or produced under, or by means of, a process covered by, one or more of claims 36, 43, and 45 of United States Patent No. 6,725,867 and claims 1-6, 10-18, and 22-25 of United States Patent No. 5,878,753. The ITC opened an investigation in January 2011, and a hearing before the Administrative Law Judge resulted in an Initial Decision published on February 1, 2012, that held that the '753 patent was valid but the asserted claims were not infringed by the respondents and the respondents infringed the asserted claims of the '867 but those claims were invalid. The Company petitioned for and the ITC decided to review certain aspects of the Initial Decision. We expect the ITC to issue its further ruling in early June. Any of the parties to the ITC proceeding may appeal the final determination to the Circuit Court of Appeal for the Federal Circuit. The outcome of this action will have no legal effect outside of the U.S. and will not impact the Company's right to produce and sell its flagship Alginex® papers for LIP cigarettes.

Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

Net Sales
(dollars in millions)

	Three Months Ended			Percent Change	Consolidated Sales Volume Change
	March 31, 2012	March 31, 2011	Change
Paper	$142.2	$125.1	$17.1	13.7%	(5)%
Reconstituted Tobacco	59.9	55.6	4.3	7.7	13
Total	$202.1	$180.7	$21.4	11.8%	2%

Net sales were $202.1 million in the three months ended March 31, 2012 compared with $180.7 million in the comparable prior-year period. The increase in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes due to sales volume	$22.7	14.3%
Changes due to royalty income	3.9	2.1
Changes in product mix and selling prices	(1.0)	(0.6)
Changes in currency exchange rates	(4.2)	(4.0)
Total	$21.4	11.8%

•
Unit sales volumes decreased by 2% in the three months ended March 31, 2012 versus the prior-year period.  Despite lower overall volumes, the $22.7 million impact of sales volume changes was favorable since the dollar impact of higher-value products offset the dollar impact of traditional products.

◦
Sales volumes for the Paper segment decreased by 5%. Sales volume for traditional tobacco-related paper products declined in certain markets partially offset by a 47% increase in LIP paper sales volume. The dollar impact of increased LIP volumes more than offset the dollar impact of the decline in traditional paper volume.

◦	Sales volumes in the Reconstituted Tobacco segment increased by 13% primarily due to higher demand of certain reconstituted tobacco leaf products.

•
Changes in currency exchange rates decreased net sales by $4.2 million, or 4.0%, in the three months ended March 31, 2012, and primarily reflected the impact of changes in the value of the euro compared with the U.S. dollar in 2012 versus the prior year.

•	Unfavorable changes in selling prices and sales mix negatively impacted net sales by $1.0 million.

Paper segment net sales during the three months ended March 31, 2012 of $142.2 million increased by $17.1 million, or 13.7%, versus $125.1 million in the prior-year quarter.  The increase in net sales was primarily the result of $16.2 million impact of increased volumes of high-value products and $3.9 million of royalty income. These positives were partially offset by $2.9 million in unfavorable foreign exchange impacts mostly due to changes in the value of the euro compared to the U.S. dollar.

Reconstituted Tobacco segment net sales during the three months ended March 31, 2012 of $59.9 million increased by $4.3 million, or 7.7%, compared with $55.6 million in the prior-year quarter.  The increase in net sales of the Reconstituted Tobacco segment resulted from $6.5 million favorable impact of sales volumes, which was partially offset by $1.3 million of unfavorable foreign exchange impacts mostly due to changes in the value of the euro compared to the U.S. dollar.

Operating Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2012	March 31, 2011	Change		2012	2011
Net Sales	$202.1	$180.7	$21.4	11.8%	100.0%	100.0%

Cost of products sold	137.7	133.5	4.2	3.1	68.1	73.9
Gross Profit	$64.4	$47.2	$17.2	36.4%	31.9%	26.1%

The increase in gross profit for the three months ended March 31, 2012 versus the prior-year quarter was primarily due to $13.9 million favorable impact of higher sales volumes. LIP regulations in the EU, which became effective during the fourth quarter of 2011, drove higher demand for LIP cigarette papers. Gross profit was also favorably impacted by $3.5 million in improved manufacturing costs and $3.9 million of royalty income from third-party license agreements. Pulp list prices were lower during the first quarter of 2012 at $835 per metric ton of northern bleached softwood kraft compared to $970 during the prior-year quarter. However, changes in other inflationary costs, including other materials prices, energy and labor, substantially offset this favorable impact on first quarter 2012 results compared to the prior-year quarter.

Nonmanufacturing Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2012	March 31, 2011	Change		2012	2011
Selling expense	$6.0	$5.1	$0.9	17.6%	2.9%	2.8%
Research expense	2.2	2.0	0.2	10.0	1.1	1.1
General expense	13.1	12.7	0.4	3.1	6.5	7.0
Nonmanufacturing expenses	$21.3	$19.8	$1.5	7.6%	10.5%	10.9%

Nonmanufacturing expenses in the three months ended March 31, 2012 increased by $1.5 million to $21.3 million from $19.8 million in the prior-year quarter.

 Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $18.7 million in the three months ended March 31, 2012. During the first quarter, the Company amended a supply agreement with Philip Morris-USA, a subsidiary of Altria Group Inc. The amended agreement eliminated a contractual commitment to stand ready to produce commercial quantities of banded cigarette paper. The Company considered these new terms to be a triggering event requiring evaluation of the recoverability of our Spotswood mill's banded cigarette paper production assets. Based on this analysis, which reflected management's assessment of the most likely future utilization of the mill, the Company recorded a $16.9 million impairment charge to reduce the carrying value of these assets to their fair value. Other Paper segment restructuring expenses of $1.0 million were due to preretirement program expense accruals in France. In the prior-year quarter, the Company's restructuring and impairment expense was $1.0 million related to costs to suspend the construction of the RTL Philippines facility and employee severance accruals in France.

Operating Profit
(dollars in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	March 31, 2012	March 31, 2011	Change		2012	2011
Paper	$4.3	$10.2	$(5.9)	(57.8)%	3.0%	8.2%
Reconstituted Tobacco	24.7	20.0	4.7	23.5	41.2	36.0
Unallocated expenses	(4.6)	(3.8)	(0.8)
Total	$24.4	$26.4	$(2.0)	(7.6)%	12.1%	14.6%

Operating profit was $24.4 million in the three months ended March 31, 2012 compared with $26.4 million during the prior-year quarter.

The Paper segment's first quarter 2012 operating profit was $4.3 million, a decrease of $5.9 million from the prior-year period.  The decrease was primarily due to the following factors:

•	$17.7 million in higher restructuring and impairment expenses

•	$1.5 million in unfavorable mix and lower selling prices

•	These negative factors were partially offset by $11.0 million in favorable sales volumes and $3.9 million in royalty income.

The Reconstituted Tobacco segment's first quarter 2012 operating profit was $24.7 million, a $4.7 million increase from $20.0 million in the prior-year period.  The increase was primarily due to $2.9 million in favorable impacts from higher sales volumes and $2.8 million in improved manufacturing costs.

Non-Operating Expenses

Interest expense was $0.9 million in the three months ended March 31, 2012, an increase from zero in the comparable 2011 period.  The increase in interest expense is due to higher average outstanding debt balances, higher interest rates and lack of interest capitalization on construction projects in 2012. The Company capitalized $0.4 million of interest expense in the first quarter of 2011 related to the construction of the RTL facility in the Philippines and the EU LIP facility in Poland.  The weighted average effective interest rates on our debt facilities were approximately 2.0% and 1.7% for the three months ended March 31, 2012 and 2011, respectively.

Other income, net was $0.3 million and $0.2 million during the three months ended March 31, 2012 and 2011, respectively, primarily due to interest income in both periods.

Income Taxes

A $9.7 million provision for income taxes in the three months ended March 31, 2012 resulted in an effective tax rate of 40.8% compared with 41.0% in the prior-year quarter.  The first quarter 2012 effective tax rate was higher than the 35% statutory rate primarily due to a $2.0 million valuation allowance recorded to fully reserve its net deferred tax assets related to net operating loss carryforwards in the Philippines' paper manufacturing operations. Also, no income tax benefits have been recorded for losses incurred by the RTL Philippines facility, including restructuring expenses. During the first quarter of 2011, the effective tax rate reflected start-up expenses at the Polish operation and restructuring expenses of RTL Philippines for which no income tax benefits were recorded. Excluding the above-mentioned impacts, the Company's effective income tax rates for the three month periods ended March 31, 2012 and 2011 would have been 32.4% and 36.5%, respectively.

 Income from Equity Affiliates

Income from equity affiliates was $0.5 million in the three months ended March 31, 2012 compared with $0.9 million during the prior-year quarter.  These results reflected the operations of our joint venture in China to produce cigarette papers.

Discontinued Operations

Operations at our Malaucène mill were reported as discontinued operations for all periods presented.  Consequently, results of the Malaucène mill have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts.   During the fourth quarter of 2011, a Malaucène liquidation petition resulted in a loss of control. Consequently, consolidated results for 2012 do not include that entity's results.

Net Income and Income per Share

Net income in the first quarter of 2012 was $14.6 million, or $0.90 per diluted share, compared with $16.2 million, or $0.91 per diluted share, during the prior-year period.  The decrease in net income was primarily due to higher restructuring and impairment expenses which were partially offset by the benefits of increased sales of LIP cigarette paper volumes in Europe and higher reconstituted tobacco volumes.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds available under our revolving credit facility with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant. As of March 31, 2012, $83.7 million of the Company's $85.3 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. The Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and currently plans to repatriate such earnings only when tax effective to do so. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.

Capital spending for full year 2012 is currently projected to be approximately $35 million. Under the current $50.0 million authorization for 2012 share repurchases, the Company purchased 672,727 shares for $45.6 million as of April 27, 2012. Other cash needs for full year 2012 are currently projected to range between $30 and $40 million, including funding of the RTL joint venture in China and shareholder dividends. We plan to fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities

Cash Requirements

As of March 31, 2012, we had net operating working capital of $98.7 million and cash and cash equivalents of $85.3 million, compared with net operating working capital of $98.8 million and cash and cash equivalents of $76.5 million as of December 31, 2011.  Changes in these amounts include the impacts of changes in currency exchange rates and excess tax benefits of stock-based awards which are not included in the changes in operating working capital presented on the consolidated statements of cash flow.

Cash Flows from Operating Activities ($ in millions)	Three Months Ended
	March 31, 2012	March 31, 2011
Net Income	$14.6	$16.2
Less: Loss from discontinued operations	—	(0.4)
Income from continuing operations	14.6	16.6
Non-cash items included in net income:
Depreciation and amortization	10.2	10.7
Restructuring-related impairment	16.9	—
Amortization of deferred revenue	—	(2.4)
Deferred income tax provision (benefit)	(0.5)	3.9
Pension and other postretirement benefits	1.3	1.4
Stock-based compensation	1.6	0.9
Income from equity affiliates	(0.5)	(0.9)
Excess tax benefits of stock-based awards	(0.1)	(9.0)
Other items	0.1	(1.6)
Net changes in operating working capital	4.8	(17.5)
Net cash provided (used) by operating activities of:
Continuing operations	48.4	2.1
Discontinued operations	—	(2.3)
Cash Provided by (Used in) Operations	$48.4	$(0.2)

Net cash provided by operations was $48.4 million in the three months ended March 31, 2012 compared with cash used of $0.2 million in the prior-year period.  Our net cash provided by operations changed favorably by $48.6 million in 2012 compared to the prior-year period primarily due to $4.8 million favorable changes in operating working capital in 2012 versus unfavorable changes in operating working capital in 2011 of $17.5 million, a favorable change of $22.3 million and due to higher profitability excluding the non-cash impairment charges.

Operating Working Capital ($ in millions)	Three Months Ended
	March 31, 2012	March 31, 2011
Changes in operating working capital
Accounts receivable	$7.6	$2.5
Inventories	(5.4)	(6.6)
Prepaid expenses	(1.0)	(1.4)
Accounts payable	—	(8.3)
Accrued expenses	(4.5)	(3.9)
Accrued income taxes	8.1	0.2
Net changes in operating working capital	$4.8	$(17.5)

In the three months ended March 31, 2012, net changes in operating working capital contributed favorably to cash flow by $4.8 million. This 2012 decrease in working capital was primarily driven by maturation of operations in Poland to support European LIP sales.

In the three months ended March 31, 2011, net changes in operating working capital were unfavorable to cash flow by $17.5 million, primarily driven by a decline in accrued expenses and accounts payable, including payments of restructuring-related severances, increased inventory and timing of income tax payments.

Cash Flows from Investing Activities ($ in millions)	Three Months Ended
	March 31, 2012	March 31, 2011
Capital spending	$(7.8)	$(27.7)
Capitalized software costs	(0.1)	(0.8)
Investment in equity affiliates	(4.5)	—
Other	(4.1)	2.0
Cash Used for Investing	$(16.5)	$(26.5)

Cash used for investing activities during the three months ended March 31, 2012 was $16.5 million and was primarily capital spending and equity contributions of $4.5 million to its CTS joint venture in China. During the prior-year period, capital spending was primarily attributable to construction of the RTL facility in the Philippines and the EU LIP facility in Poland.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil, Canada and Poland.  For these purposes, we currently expect to incur capital expenditures of approximately $1 million in 2012 and less than $1 million in 2013, of which no material amount is the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

Cash Flows from Financing Activities ($ in millions)	Three Months Ended
	March 31, 2012	March 31, 2011
Cash dividends paid to SWM stockholders	$(2.4)	$(2.7)
Net proceeds from borrowings	0.5	56.1
Purchases of treasury stock	(21.6)	(45.8)
Proceeds from exercises of stock options	0.1	—
Excess tax benefits of stock-based awards	0.1	9.0
Cash Provided by (Used in) Financing	$(23.3)	$16.6

During the first quarter of 2012, financing activities included $21.6 million of share repurchases, net borrowings of $0.5 million and cash dividends of $2.4 million paid to SWM stockholders.

During the first quarter of 2011, financing activities included $45.8 million of share repurchases, net borrowings of $56.1 million, excess tax benefits of $9.0 million as a result of stock-based awards having vested and cash dividends of $2.7 million paid to SWM stockholders.

Dividend Payments

We have declared and paid cash dividends of $0.15 per share of our Common Stock every fiscal quarter since the second quarter of 1996. We currently expect to continue this level of quarterly dividend. Our Credit Agreement covenants require us to maintain certain financial ratios, as disclosed in Note 8, Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends.

On May 2, 2012, we announced that the Board of Directors had declared a quarterly cash dividend of $0.15 per share of Common Stock. The dividend will be payable on June 29, 2012 to stockholders of record on May 29, 2012.

Share Repurchases

We repurchased 313,560 shares of our common stock during the three months ended March 31, 2012 at a cost of $21.6 million. Under the current $50.0 million authorization for 2012 share repurchases, the Company purchased 672,727 shares for $45.6 million as of April 27, 2012. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended March 31, 2011, we repurchased 803,337 shares of our common stock at a cost of $45.8 million, including $30.0 million in open market purchases and $15.8 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants ($ in millions)	Three Months Ended
	March 31, 2012	March 31, 2011
Changes in short-term debt	$(1.5)	$0.2
Proceeds from issuances of long-term debt	7.1	56.1
Payments on long-term debt	(5.1)	(0.2)
Net proceeds from borrowings	$0.5	$56.1

Net proceeds from long-term debt were $2.0 million and net payments on short-term debt were $1.5 million during the three months ended March 31, 2012.  The Company anticipates additional borrowings in the range of approximately $25 million to $30 million during the second quarter of 2012. With the current level of borrowing and forecasted results, we expect to remain in compliance with our Credit Agreement financial covenants.

The Company's five-year revolving credit facility, or Credit Agreement, provides for borrowing capacity of approximately $225 million and includes a $100 million equivalent sub-limit available in euro, as well as a $25 million equivalent sub-limit available in Philippine pesos.  Availability under the Credit Agreement was $92.6 million as of March 31, 2012. We also had availability under our bank overdraft facilities and lines of credit of $43.4 million as of March 31, 2012.

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a Maximum Net Debt to EBITDA Ratio of 3.00 and (b) Minimum Interest Coverage of 3.50. The Company was in compliance with its financial covenants at March 31, 2012.

Our total debt to capital ratios at March 31, 2012 and December 31, 2011 were 23.4% and 23.5%, respectively.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits. Our pension obligations are funded by our separate pension trusts, which held $124.1 million in assets at December 31, 2011. The combined projected benefit obligation, or PBO, of our U.S. and French pension plans was underfunded by $30.8 million as of December 31, 2011. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We were not required to make contributions to our U.S. and French pension plans during 2012.

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

The Company is also positioned to further capitalize on Asian growth opportunities and regulatory trends requiring more sophisticated cigarettes in design and performance. As tar delivery limits are implemented in China, SWM expects increased demand for reconstituted tobacco leaf, which we are strategically positioned to satisfy with the pending construction of a new reconstituted tobacco leaf facility in Yunnan province by our CTS joint venture.

We continue to build a strong foundation with great opportunities ahead. While 2012 may be challenging because of the global economy, continued decline of cigarette consumption in western markets and foreign exchange volatility, SWM expects to continue driving cost reductions through our operational excellence and lean manufacturing efforts. These cost reductions coupled with greater efficiencies as our European LIP capacity matures, are expected to continue to deliver value to our customers and to mitigate anticipated inflationary impacts.

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

•
The Company suspended construction of its Philippine RTL manufacturing site during 2011. The carrying value of the partially constructed assets is evaluated for impairment at each reporting period by assessing the recoverability of the costs based on the undiscounted cash flows of the operation, likelihood of its reactivation and alternative uses for the equipment. This evaluation could result in a decision to record an impairment of some or a substantial portion of the net book value of the RTL Philippines property, plant and equipment, which was $73.5 million as of March 31, 2012.

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

For additional factors and further discussion of these factors, please see our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk exposure at March 31, 2012 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

Item 4. Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2012. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

General

The Company is involved in various legal proceedings and disputes (see Note 16, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011). There have been no material developments to these matters during 2012.

Item 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table indicates the number of shares and amount of our Common Stock repurchased during 2012 and the remaining number of shares and amount of share repurchases currently authorized by our Board of Directors as of March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased As Part of Publicly Announced Programs		Maximum Amount Of Shares that May Yet be Repurchased Under the Program
			(# shares)	($ in millions)	($ in millions)
January 2012	50,634	$68.15	49,900	$3.4
February 2012	188,224	68.75	188,224	12.9
March 2012	74,702	69.65	74,702	5.2
Total First Quarter 2012	313,560	$68.87	312,826	$21.5	$50.0

In December 2011, the Board of Directors authorized the repurchase of shares of SWM Common Stock during the period December 2, 2011 to December 31, 2012 in an amount not to exceed $50.0 million. Under the current $50.0 million authorization for 2012 share repurchases, the Company purchased 672,727 shares for $45.6 million as of April 27, 2012.

The Company sometimes uses corporate 10b5-1 plans so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. Future Common Stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flow, (iv) the Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income and (v) Notes to Consolidated Financial Statements. (Furnished herewith.)

‡	These Section 906 certifications are not being incorporated by reference into the Form 10-K filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ JEFFREY A. COOK	By:	/s/ MARK A. SPEARS
	Jeffrey A. Cook Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)		Mark A. Spears Corporate Controller (principal accounting officer)

	May 2, 2012		May 2, 2012

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Form 10-Q filing:

•	“Banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.

•	“Binder” is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.

•	“Cigarette paper” wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.

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

•	“Net debt to capital ratio” is total debt less cash and cash equivalents, divided by the sum of total debt, noncontrolling interest and total stockholders’ equity.

•	“Net debt to equity ratio” is total debt less cash and cash equivalents, divided by the sum of noncontrolling interest and total stockholders’ equity.

•	“Net operating working capital” is accounts receivable, inventory, income taxes receivable and prepaid expense, less accounts payable, accrued expenses and income taxes payable.

•	“Opacity” is a measure of the extent to which light is allowed to pass through a given material.

•	“Operating profit return on assets” is operating profit divided by average total assets.

•	“Plug wrap paper” wraps the outer layer of a cigarette filter and is used to hold the filter materials in a cylindrical form.

•	“Print banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, with bands added to the paper during a printing process, subsequent to the papermaking process.

•
“Reconstituted tobacco” is produced in two forms: leaf, or reconstituted tobacco leaf, and wrapper and binder products. Reconstituted tobacco leaf is blended with virgin tobacco as a design aid to achieve certain attributes of finished cigarettes. Wrapper and binder are reconstituted tobacco products used by manufacturers of cigars.

•
“Restructuring expense” represents expenses incurred in connection with activities intended to significantly change the size or nature of the business operations, including significantly reduced utilization of operating equipment, exit of a product or market or a significant workforce reduction and charges to reduce property, plant and equipment to its fair value.

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