Form 10-Q
period 2012-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2012-08-01
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2012
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

There were 15,578,886 shares of Common Stock, par value $0.10 per share, of the registrant issued and outstanding as of July 27, 2012.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I
Item 1.  Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Sales	$198.8	$206.2	$400.9	$386.9
Cost of products sold	136.3	151.1	274.0	284.6
Gross Profit	62.5	55.1	126.9	102.3

Selling expense	5.7	5.5	11.7	10.6
Research expense	2.6	2.4	4.8	4.4
General expense	13.4	14.9	26.5	27.6
Total nonmanufacturing expenses	21.7	22.8	43.0	42.6

Restructuring and impairment expense	5.3	0.7	24.0	1.7
Operating Profit	35.5	31.6	59.9	58.0
Interest expense	0.9	0.7	1.8	0.7
Other income (expense), net	(0.5)	(0.1)	(0.2)	0.1
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	34.1	30.8	57.9	57.4

Provision for income taxes	13.5	11.6	23.2	22.5
Income from equity affiliates	0.4	1.1	0.9	2.0
Income from Continuing Operations	21.0	20.3	35.6	36.9
Loss from Discontinued Operations	—	(0.5)		(0.9)
Net Income	$21.0	$19.8	$35.6	$36.0

Net Income (Loss) per Share - Basic:
Income per share from continuing operations	$1.33	$1.19	$2.24	$2.12
Loss per share from discontinued operations	—	(0.04)	—	(0.06)
Net income per share – basic	$1.33	$1.15	$2.24	$2.06

Net Income (Loss) per Share – Diluted:
Income per share from continuing operations	$1.32	$1.17	$2.22	$2.10
Loss per share from discontinued operations	—	(0.03)	—	(0.05)
Net income per share – diluted	$1.32	$1.14	$2.22	$2.05

Weighted Average Shares Outstanding:

Basic	15,445,100	16,887,400	15,659,300	17,158,600

Diluted	15,623,000	17,003,400	15,825,800	17,268,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Income	$21.0	$19.8	$35.6	$36.0
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	(23.1)	8.7	(11.0)	22.1

Unrealized (losses) gains on derivative instruments	(3.7)	4.7	(0.4)	7.6
Less: Reclassification adjustment for gains on derivative instruments included in net income	(0.4)	(1.8)	(1.6)	(3.2)

Net gain from postretirement benefit plans	2.8	2.2	3.9	4.4
Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	(1.6)	(1.3)	(3.1)	(2.6)
Other Comprehensive (Loss) Income	(26.0)	12.5	(12.2)	28.3
Comprehensive (Loss) Income	$(5.0)	$32.3	$23.4	$64.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	June 30, 2012	December 31, 2011

ASSETS
Current Assets
Cash and cash equivalents	$88.5	$76.5
Accounts receivable, net	106.6	112.3
Inventories	120.6	113.8
Income taxes receivable	0.1	2.9
Current deferred income tax benefits	16.9	18.2
Other current assets	4.1	3.3
Total Current Assets	336.8	327.0

Property, Plant and Equipment, net	396.6	428.8
Deferred Income Tax Benefits	15.8	11.8
Investment in Equity Affiliates	56.9	38.7
Goodwill and Intangible Assets	6.3	7.1
Other Assets	29.8	31.8
Total Assets	$842.2	$845.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$3.2	$5.0
Accounts payable	49.5	53.7
Accrued expenses	73.2	82.1
Total Current Liabilities	125.9	140.8

Long-Term Debt	170.9	141.0
Pension and Other Postretirement Benefits	43.0	42.3
Deferred Income Tax Liabilities	24.3	19.8
Other Liabilities	26.0	25.4
Total Liabilities	390.1	369.3

Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 18,799,641 and 18,793,649 shares issued at June 30, 2012 and December 31, 2011, respectively; 15,582,986 and 16,183,442 shares outstanding at June 30, 2012 and December 31, 2011, respectively	1.9	1.9
Additional paid-in-capital	211.6	211.7
Common stock in treasury, at cost, 3,216,655 and 2,610,207 shares at June 30, 2012 and December 31, 2011, respectively	(174.4)	(132.1)
Retained earnings	449.7	418.9
Accumulated other comprehensive loss, net of tax	(36.7)	(24.5)
Total Stockholders’ Equity	452.1	475.9
Total Liabilities and Stockholders’ Equity	$842.2	$845.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	18,721,474	$1.9	$208.8	693,571	$(24.4)	$336.4	$1.5	$524.2
Net income						36.0		36.0
Other comprehensive income, net of tax							28.3	28.3
Dividends declared ($0.30 per share)						(5.3)		(5.3)
Restricted stock issuances, net			(13.1)	(317,060)	13.1			—
Stock-based employee compensation expense			2.0					2.0
Excess tax benefits of stock-based employee compensation			9.0					9.0
Stock issued to directors as compensation	476		—					—
Issuance of shares for options exercised	2,176		0.1	—				0.1
Purchases of treasury stock				1,946,806	(104.5)			(104.5)
Balance, June 30, 2011	18,724,126	$1.9	$206.8	2,323,317	$(115.8)	$367.1	$29.8	$489.8

Balance, December 31, 2011	18,793,649	$1.9	$211.7	2,610,207	$(132.1)	$418.9	$(24.5)	$475.9
Net income						35.6		35.6
Other comprehensive income, net of tax							(12.2)	(12.2)
Dividends declared ($0.30 per share)						(4.8)		(4.8)
Restricted stock issuances, net			(3.4)	(67,013)	3.4			—
Stock-based employee compensation expense			3.1					3.1
Excess tax benefits of stock-based employee compensation			0.1					0.1
Stock issued to directors as compensation	442	—	—					—
Issuance of shares for options exercised	5,550	—	0.1					0.1
Purchases of treasury stock				673,461	(45.7)			(45.7)
Balance, June 30, 2012	18,799,641	$1.9	$211.6	3,216,655	$(174.4)	$449.7	$(36.7)	$452.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
Operations
Net income	$35.6	$36.0
Less: Loss from discontinued operations	—	0.9
Income from continuing operations	35.6	36.9
Non-cash items included in net income:
Depreciation and amortization	20.0	21.5
Impairment	20.0	—
Amortization of deferred revenue	—	(4.9)
Deferred income tax provision	3.6	2.0
Pension and other postretirement benefits	2.3	2.6
Stock-based compensation	3.1	2.0
Income from equity affiliates	(0.9)	(2.0)
Excess tax benefits of stock-based awards	(0.1)	(9.0)
Other items	0.2	(2.3)
Changes in operating working capital:
Accounts receivable	2.5	(8.9)
Inventories	(9.3)	(6.4)
Prepaid expenses	(0.9)	(9.7)
Accounts payable	(2.1)	(5.6)
Accrued expenses	(4.8)	(0.6)
Accrued incomes taxes	3.1	(0.8)
Net changes in operating working capital	(11.5)	(32.0)
Net cash provided (used) by operating activities of:
- Continuing operations	72.3	14.8
- Discontinued operations	—	(2.6)
Cash Provided by Operations	72.3	12.2
Investing
Capital spending	(14.0)	(42.1)
Capitalized software costs	(0.3)	(1.0)
Investment in equity affiliates, net	(17.9)	(2.5)
Other investing	(7.1)	(1.4)
Cash Used for Investing	(39.3)	(47.0)
Financing
Cash dividends paid to SWM stockholders	(4.8)	(5.3)
Changes in short-term debt	(3.2)	0.7
Proceeds from issuances of long-term debt	39.7	204.5
Payments on long-term debt	(7.0)	(95.0)
Purchases of treasury stock	(45.7)	(104.5)
Proceeds from exercise of stock options	0.1	0.1
Excess tax benefits of stock-based awards	0.1	9.0
Cash Provided by (Used in) Financing	(20.8)	9.5
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.2)	0.1
Increase (Decrease) in Cash and Cash Equivalents	12.0	(25.2)
Cash and Cash Equivalents at beginning of period	76.5	87.3
Cash and Cash Equivalents at end of period	$88.5	$62.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission, or the SEC, and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America, or U.S. GAAP. However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods including the results of a business reclassified as a discontinued operation which is more fully described in Note 3. Discontinued Operations.

The results of operations are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 24, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and wholly-owned, majority-owned and controlled subsidiaries. The Company’s share of the net income of its 50% owned joint ventures in China are included in the consolidated statements of income as income from equity affiliates. Intercompany balances and transactions have been eliminated.

Reclassifications

In the Operations section of the Consolidated Statements of Cash Flow for the six months ended June 30, 2011, excess tax benefits of stock-based awards have been reclassified to a separate new line item from changes in Accrued Income Taxes to conform to current year financial statement presentation.

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

Recent Accounting Pronouncements

The Company has adopted the Financial Accounting Standards Board's Accounting Standards Update (ASU) 2011-04 which updates disclosure requirements for fair value measurements. The ASU amends and clarifies definitions and requirements to determine fair value and certain disclosure requirements. The adoption of this guidance as of January 1, 2012 did not have a material impact on our consolidated financial statements.

Note 2. Comprehensive Income (Loss)

Comprehensive income includes net income, as well as items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented comprehensive income in the consolidated statements of comprehensive income.

Changes in the components of accumulated other comprehensive income (loss) were as follows ($ in millions):

	Three Months Ended
	June 30, 2012			June 30, 2011
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$1.7	$(0.5)	$1.2	$1.4	$(0.5)	$0.9
Unrealized (loss) gain on derivative instruments	(6.2)	2.1	(4.1)	4.4	(1.5)	2.9
Unrealized foreign currency translation adjustments	(23.1)	—	(23.1)	8.7	—	8.7
Total	$(27.6)	$1.6	$(26.0)	$14.5	$(2.0)	$12.5

	Six Months Ended
	June 30, 2012			June 30, 2011
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$1.1	$(0.3)	$0.8	$2.8	$(1.0)	$1.8
Unrealized (loss) gain on derivative instruments	(3.0)	1.0	(2.0)	6.6	(2.2)	4.4
Unrealized foreign currency translation adjustments	(11.0)	—	(11.0)	22.1	—	22.1
Total	$(12.9)	$0.7	$(12.2)	$31.5	$(3.2)	$28.3

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

The Company had no activity related to discontinued operations during 2012. Summary financial results of discontinued operations during the three and six months ended June 30, 2011 were as follows ($ in millions):

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Net sales	$—	$—
Restructuring and impairment expense	0.7	1.0
Loss from discontinued operations before income taxes	(0.9)	(1.5)
Income tax benefit	0.4	0.6
Loss from discontinued operations	(0.5)	(0.9)

Changes in the restructuring liabilities during the year ended December 31, 2011 are summarized as follows ($ in millions):

2011
Balance at beginning of year	$9.2
Accruals for announced programs	1.2
Cash payments	(2.5)
Exchange rate impacts	—
Gain on deconsolidation	(7.9)
Balance at end of period	$—

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

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator (basic and diluted):
Net income	$21.0	$19.8	$35.6	$36.0
Less: Dividends paid to participating securities	(0.1)	(0.1)	(0.1)	(0.1)
Less: Undistributed earnings available to participating securities	(0.2)	(0.2)	(0.4)	(0.5)
Undistributed and distributed earnings available to common shareholders	$20.7	$19.5	$35.1	$35.4

Denominator:
Average number of common shares outstanding	15,445.1	16,887.4	15,659.3	17,158.6
Effect of dilutive stock-based compensation	177.9	116.0	166.5	110.2
Average number of common and potential common shares outstanding	15,623.0	17,003.4	15,825.8	17,268.8

There were no anti-dilutive stock options during three month or six month periods ended June 30, 2012 or 2011.

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

	June 30, 2012	December 31, 2011
Raw materials	$28.3	$27.7
Work in process	29.2	29.4
Finished goods	43.8	36.0
Supplies and other	19.3	20.7
Total	$120.6	$113.8

Note 6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for each segment for six months ended June 30, 2012 were as follows ($ in millions):

	Reconstituted Tobacco	Paper	Total
Goodwill as of December 31, 2011, gross	$5.6	$2.7	$8.3
Accumulated impairment losses	—	(2.7)	(2.7)
Goodwill as of December 31, 2011, net	5.6	—	5.6

Foreign Currency translation adjustments	(0.2)	—	(0.2)

Goodwill as of June 30, 2012, gross	5.4	2.7	8.1
Accumulated impairment losses	—	(2.7)	(2.7)
Goodwill as of June 30, 2012, net	$5.4	$—	$5.4

The gross carrying amount and accumulated amortization for amortizable intangible assets consisted of the following ($ in millions):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Customer-related intangibles (Reconstituted Tobacco Segment)	$10.0	$9.1	$0.9	$10.0	$8.5	$1.5

*  Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $0.2 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively, and $0.5 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively. The Company’s customer-related intangibles are amortized to expense using the 150% declining balance method over a 6-year life. Estimated amortization expense is expected to be $1.2 million and $0.3 million during the years ended December 31, 2012 and 2013, respectively.

Note 7. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $5.3 million and $0.7 million in the three months ended June 30, 2012 and 2011, respectively, and $24.0 million and $1.7 million in the six months ended June 30, 2012 and 2011, respectively.

The Paper segment restructuring and impairment expenses were $2.1 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $20.0 million and $0.5 million during the six months ended June 30, 2012 and 2011, respectively. During the three months ended March 31, 2012, the Company amended a supply agreement with Philip Morris-USA, a subsidiary of Altria Group Inc. The amended agreement eliminated the Company's contractual commitment to stand ready to produce commercial quantities of banded cigarette paper even in the absence of firm orders. The Company considered these new terms to be a triggering event requiring evaluation of the recoverability of our Spotswood mill's banded cigarette paper production assets. Based on this analysis, which reflected management's assessment of the most likely future utilization of the mill, the Company recorded a $16.9 million impairment charge to reduce the carrying value of these assets to their fair value.

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

Other Paper segment restructuring expenses of $2.1 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $3.1 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively, were related to costs to terminate a third-party printing agreement in the U.S. and prior restructuring plans' severances that were recorded over the remaining service periods of the affected employees. The Company is evaluating the impact of a change in French retirement laws, expected to be effective during the third quarter 2012, which may reduce certain early retirement costs to the Company.

The Reconstituted Tobacco segment restructuring expenses were $3.2 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively, and $3.9 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively, which were primarily expenses incurred in connection with suspending construction of the RTL facility in the Philippines and related mothballing activities. In the three and six month periods ended June 30, 2012, $3.1 million was due to an additional non-cash impairment charge for the expected costs to ship and transfer certain equipment from the RTL Philippines site to our Chinese RTL joint venture CTS.

Restructuring liabilities were classified within accrued expenses in each of the consolidated balance sheets as of June 30, 2012 and December 31, 2011. Changes in the restructuring liabilities, substantially all of which are employee-related, during the six months ended June 30, 2012 and the year ended December 31, 2011 are summarized as follows ($ in millions):

	Six Months Ended	Year Ended
	June 30, 2012	December 31, 2011
Balance at beginning of year	$7.3	$10.0
Accruals for announced programs	3.9	7.1
Cash payments	(2.0)	(9.5)
Exchange rate impacts	(0.1)	(0.3)
Balance at end of period	$9.1	$7.3

Note 8. Debt

Total debt is summarized in the following table ($ in millions):

	June 30, 2012	December 31, 2011
Revolving Credit Agreement	$158.4	$129.4
French Employee Profit Sharing	14.3	12.2
Bank Overdrafts	1.1	3.9
Other	0.3	0.5
Total Debt	174.1	146.0
Less: Current debt	(3.2)	(5.0)
Long-Term Debt	$170.9	$141.0

Credit Agreement

In May 2011, the Company entered into an unsecured revolving credit facility, or Credit Agreement. The five-year revolving Credit Agreement provides for borrowing capacity of approximately $225 million with an option to increase borrowing capacity by $100 million and includes a $100 million equivalent sub-limit available in euro, of which €25 million was drawn at June 30, 2012, and a $25 million equivalent sub-limit available in Philippine pesos. The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a Maximum Net Debt to EBITDA Ratio of 3.00 and (b) Minimum Interest Coverage of 3.50. The Company was in compliance with its financial covenants at June 30, 2012.

Under the Credit Agreement, interest rates are based on the London Interbank Offered Rate plus an applicable margin that varies from 1.25% to 2.00% depending on the Net Debt to EBITDA Ratio, as defined in the Credit Agreement.  The Company will incur commitment fees at an annual rate of 0.20% to 0.30% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to EBITDA Ratio. As of June 30, 2012, the applicable interest rate on Credit Agreement borrowings was 1.50% on US Dollar borrowings and 1.63% on euro borrowings.

Interest Rate Swap Agreement

The Company maintained an interest rate swap agreement on a portion of its long-term debt as of December 31, 2011 that fixed the LIBOR rate on $16.0 million of the Company’s variable-rate long-term debt at 2.1% through the end of March 2012. As of June 30, 2012, there were no outstanding interest rate swap agreements on the Company's debt. The impact of the swap agreement on the consolidated financial statements was not material for the three or six months ended June 30, 2012 and 2011. See Note 9. Derivatives for more information.

Fair Value of Debt

At June 30, 2012 and December 31, 2011, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts since the interest rates were variable and based on current market indices.

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

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. The Company utilizes various forms of interest rate hedge agreements, including interest rate swap agreements, typically with contractual terms no longer than 24 months. Changes in the fair value of our interest rate swaps are recorded to net income each period. There were no interest rate hedge agreements as of June 30, 2012.

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at June 30, 2012 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$—	Accounts Payable	$0.5
Foreign exchange contracts	Other Assets	0.2	Other Liabilities	3.4
Total derivatives designated as hedges		$0.2		$3.9

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

The following table provides the effect derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations for the three months and six months ended June 30 ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Gain Recognized in AOCI on Derivatives, Net of Tax				Location of Gain Reclassified from AOCI into Income	Gain Reclassified from AOCI into Income
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Foreign exchange contracts	$(4.1)	$2.9	$(2.0)	$4.4	Net Sales	$0.4	$1.8	$1.6	$3.2

The Company's designated derivative instruments are perfectly effective. As such, there were no gains or losses, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income for the three and six months ended June 30, 2012 and 2011.

The following table provides the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
		June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest rate contracts	Other Income / Expense	$—	$0.2	$(0.1)	$0.3
Foreign exchange contracts	Other Income / Expense	0.9	0.2	(1.6)	(1.0)
Total		$0.9	$0.4	$(1.7)	$(0.7)

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

Both assessments are presently on appeal in separate chambers of the Federal Supreme Court. Assessment 1 is before the court on a procedural question which, if decided favorably, would invalidate Assessment 1. If decided against SWM-B, Assessment 1 would then be sent back to the lower court for a decision on the merits. Assessment 2 is before the Federal Supreme Court on the merits and will be finally decided by the action of the chamber of the court hearing the matter, unless there is a prior decision by a chamber of the Federal Supreme Court on Assessment 1 that is in contradiction, in which case the conflict between the rulings of the different chambers will be decided by the Federal Supreme Court sitting as a whole. No docket entry has been made yet regarding argument on either assessment.  SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. Based on the foreign currency exchange rate at June 30, 2012, the Assessment totaled approximately $40 million, of which approximately $18 million is covered by the above-discussed indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation of the Assessment under the facts and law as presently understood.

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

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three months and six months ended June 30, 2012 and 2011 were as follows ($ in millions):

	Three Months Ended June 30
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$0.3	$0.3	$0.1	$0.1
Interest cost	1.4	1.5	0.2	0.3	0.2	0.2
Expected return on plan assets	(1.9)	(1.9)	(0.2)	(0.2)	—	—
Amortizations and other	1.5	1.1	0.1	0.2	—	—
Net periodic benefit cost	$1.0	$0.7	$0.4	$0.6	$0.3	$0.3

	Six Months Ended June 30
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$0.5	$0.5	$0.1	$0.1
Interest cost	2.8	3.0	0.5	0.7	0.3	0.4
Expected return on plan assets	(3.8)	(3.8)	(0.3)	(0.3)	—	—
Amortizations and other	3.0	2.2	0.1	0.4	—	—
Net periodic benefit cost	$2.0	$1.4	$0.8	$1.3	$0.4	$0.5

During the full-year 2012, the Company expects to recognize approximately $6.2 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $0.3 million credit for its French pension plans. During the three and six months ended June 30, 2012, the Company contributed $0.3 million to its U.S. pension plan.

Note 12. Income Taxes

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows ($ in millions):

	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$12.0	35.0%	$10.8	35.0%	$20.3	35.0%	$20.1	35.0%
Tax benefits of foreign legal structure	(1.6)	(4.6)	(0.7)	(2.2)	(1.6)	(2.7)	(1.3)	(2.2)
Foreign tax incentives	1.3	3.8	0.2	0.7	1.5	2.6	3.0	5.2
Adjustments to valuation allowances	1.2	3.6	—	—	2.8	4.8	—	—
Other, net	0.6	1.8	1.3	4.2	0.2	0.4	0.7	1.2
Provision for income taxes	$13.5	39.6%	$11.6	37.7%	$23.2	40.1%	$22.5	39.2%

The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding future realization of recorded tax benefits on tax loss carryforwards for certain entities. The Company's assumptions, judgments and estimates relative to the valuation allowance of these net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount and category of future taxable income and tax planning strategies. The Company recorded a valuation allowance during 2012 to fully reserve its deferred tax assets related to net operating loss carryforwards in the Philippines.

At June 30, 2012 and December 31, 2011, the Company had no significant unrecognized tax benefits related to income taxes. The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement. There were no material income tax penalties or interest accrued during the either of the three month or six month periods ended June 30, 2012 or 2011.

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

($ in millions)	Net Sales
	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
Paper	$141.9	71.4%	$143.2	69.4%	$284.1	70.9%	$268.3	69.3%
Reconstituted Tobacco	56.9	28.6	63.0	30.6	116.8	29.1	118.6	30.7
Total Consolidated	$198.8	100.0%	$206.2	100.0%	$400.9	100.0%	$386.9	100.0%

($ in millions)	Operating Profit
	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
Paper	$20.8	58.6%	$10.6	33.5%	$25.1	41.9%	$20.8	35.9%
Reconstituted Tobacco	20.1	56.6	26.3	83.2	44.8	74.8	46.3	79.8
Unallocated	(5.4)	(15.2)	(5.3)	(16.7)	(10.0)	(16.7)	(9.1)	(15.7)
Total Consolidated	$35.5	100.0%	$31.6	100.0%	$59.9	100.0%	$58.0	100.0%

Note 14. Subsequent Events

On July 26, 2012, the Company's Board of Directors authorized a two-for-one stock split of the Company's common stock to be effected as a stock distribution. Each shareholder of record on the close of business on the record date will receive one additional share of common stock for each share held. The stock distribution will be distributed on August 21, 2012 to shareholders of record August 13, 2012. The newly distributed shares from the stock split will receive the quarterly dividend payable on September 28, 2012, effectively doubling SWM's quarterly dividend payout on pre-split share holding positions.

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

Summary

($ in millions, except per share amounts)	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
Net sales	$198.8	100.0%	$206.2	100.0%	$400.9	100.0%	$386.9	100.0%
Gross profit	62.5	31.4	55.1	26.7	126.9	31.7	102.3	26.4
Restructuring & impairment expense	5.3	2.7	0.7	0.2	24.0	6.0	1.7	0.4
Operating profit	35.5	17.9	31.6	15.3	59.9	14.9	58.0	15.0
Interest expense	0.9	0.5	0.7	0.3	1.8	0.4	0.7	0.2
Income from continuing operations	21.0	10.6	20.3	9.8	35.6	8.9	36.9	9.5
Loss from discontinued operations	—	—	(0.5)	(0.2)	—	—	(0.9)	(0.2)
Net income	21.0	10.6%	19.8	9.6%	35.6	8.9%	36.0	9.3%
Diluted earnings per share from continuing operations	$1.32		$1.17		$2.22		$2.10
Diluted earnings per share	$1.32		$1.14		$2.22		$2.05
Cash provided by operations	$23.9		$12.4		$72.3		$12.2
Capital spending	$6.2		$14.4		$14.0		$42.1

Second Quarter Highlights

Net sales were $198.8 million in the three months ended June 30, 2012, a $7.4 million decrease from $206.2 million in the prior-year quarter. The decrease was primarily due to the unfavorable $24.0 million currency impact of a declining euro compared to the U.S. dollar which was mostly offset by higher average selling prices resulting from a favorable mix of products sold.

Gross profit was $62.5 million in the three months ended June 30, 2012, a $7.4 million increase from $55.1 million in the prior-year quarter. In the second quarter 2012, gross margin improved to 31.4% from 26.7% in the prior-year quarter. The higher gross profit was primarily due to a favorable product sales mix and $3.2 million in royalty income. During the second quarter 2012, SWM incurred $5.3 million in restructuring and impairment expenses.

Cash provided by operations was $23.9 million in the second quarter 2012, compared to a $12.4 million in the prior-year quarter. The higher cash generation during 2012 was largely due to higher net income excluding non-cash impairment charges driven by sales of higher-value products and improved manufacturing efficiencies.

Year-to-Date Highlights

Compared to the prior year-to-date period, net sales increased $14.0 million due to favorable impacts of higher average selling prices resulting from an improved mix of products sold. Gross profit was $126.9 million in the six months ended June 30, 2012, an increase of $24.6 million from the prior-year period. The gross profit margin of 31.7% increased from 26.4% in the prior-year period. The higher gross profit was primarily due to increased sales of LIP products and $7.1 million in royalty revenue in 2012. Restructuring and impairment expenses were $24.0 million and $1.7 million for the six months ended June 30, 2012 and 2011, respectively. Operating profit was $59.9 million for the six months ended June 30, 2012 versus $58.0 million in the prior-year period.

Recent Developments

On August 1, 2012, the Company announced a two-for-one stock split to be distributed August 21, 2012 to shareholders of record August 13, 2012. The Company also announced its dividend will be $0.15 per share to shareholders of record August 30, 2012 to be payable September 28, 2012. The newly distributed shares from the stock split will receive the quarterly dividend payable on September 28, 2012, effectively doubling SWM's quarterly dividend payout on pre-split share holding positions.

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

On November 12, 2010, the EPO issued a Notice of Decision to Grant SWM European Patent No. 1333729.  On December 8, 2010, Julius Glatz GmbH filed a Notice of Opposition to the grant of this patent.  In September 2011, Societe Papeterie Leman, Miquel y Costas and delfortgroup each filed opposition papers and Glatz supplemented its previous filing. The EPO opened an an opposition proceeding and the Company's response to the Notices of Opposition was timely filed. The Company believes that the EPO properly granted the patent and it intends to vigorously defend the patent. As a result of the world-wide LIP license agreement with SWM, delfortgroup has withdrawn from this proceeding. The action remains open with the other parties.

The Company filed an infringement action on February 8, 2010 in the United States District Court for South Carolina, Charleston Division, against multiple defendants alleging infringement of the Company's United States Patent No. 6,725,867 and a First Amended Complaint on June 1, 2010 which added claims of alleged infringement under United States Patent No. 5,878,753 and further specifies products we believe violate our patents. Adversarial proceedings present uncertainties and risks, which could include invalidation of the patent in dispute, a change in the scope of the patent claims, or an adverse determination on the question of infringement, among others. As was their right under the applicable statute, the defendants requested and the court granted a motion staying this civil action until completion of the International Trade Commission, or ITC, proceedings. The civil action may be restarted once the ITC action is concluded. We believe the outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution. As a result of the world-wide LIP license agreement, delfortgroup has been dismissed from this action. The case has been stayed during the pendency of the ITC action. As part of our evaluation on whether or not to appeal the Final Determination by the ITC, discussed below, we will also evaluate whether to continue to prosecute or move to terminate the action in South Carolina.

On June 27, 2012, the European Patent Office granted the Company's applications for two LIP related patents, EP 2127545 and EP 2127544, that are divisional applications related to European Patent No. 1333729. Julius Glatz GmbH filed Notices of Opposition to the grants of these patents on June 28 and June 29, 2012.  We do not expect the EPO to proceed with these oppositions prior to the end of the opposition term on March 27, 2013.

On December 17, 2010, the Company filed a complaint with the International Trade Commission, or ITC, against multiple respondents based on their unlawful importation into the United States, the sale for importation, and the sale within the United States after importation of certain paper wrappers used in manufacture of reduced ignition proclivity cigarettes and products that infringed one or more of SWM's patents. The ITC opened an investigation in January 2011, and a hearing before the Administrative Law Judge resulted in an Initial Decision published on February 1, 2012, that held that SWM's U.S. Patent No. 5,878,753 was valid but the asserted claims were not infringed by the respondents and the respondents infringed the asserted claims of SWM's U.S. Patent No. 6,725,867 but those claims were invalid. On June 5, 2012, the full ITC reviewed the initial decision and decided to terminate the investigation with a final determination of no violation by the defendants.

The effect of this determination is limited to the outcome of the trade practices at issue before the ITC and has no legal effect outside the U.S. Even within the U.S., the legal effect of the final determination is minimal.  The ITC is an Article I administrative agency that adjudicates trade practices. As such, the factual and legal conclusions of the Final Determination are not binding on the Article III courts, such as the U.S. District Courts, or on the United States Patent and Trademark Office. The decision does not render the '867 patent invalid before the U.S. District Courts or before the U.S. Patent and Trademark office. Should facts and circumstances warrant, the Company could in the future institute an infringement action based on the '867 and other patents in the U.S. District Courts against infringers, including Glatz and LipTec.

Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

Net Sales
(dollars in millions)

	Three Months Ended			Percent Change	Consolidated Sales Volume Change
	June 30, 2012	June 30, 2011	Change
Paper	$141.9	$143.2	$(1.3)	(0.9)%	(9)%
Reconstituted Tobacco	56.9	63.0	(6.1)	(9.7)	(2)
Total	$198.8	$206.2	$(7.4)	(3.6)%	(6)%

Net sales were $198.8 million in the three months ended June 30, 2012 compared with $206.2 million in the comparable prior-year period. The decrease in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$(24.0)	(11.6)%
Changes due to sales volume	(3.4)	(1.6)
Changes due to royalty income	3.2	1.5
Changes in product mix and selling prices	16.8	8.1
Total	$(7.4)	(3.6)%

•
Changes in currency exchange rates decreased net sales by $24.0 million, or 11.6%, in the three months ended June 30, 2012, and primarily reflected the impact of changes in the value of the euro compared with the U.S. dollar in 2012 versus the prior year.

•	Unit sales volumes decreased by 6% in the three months ended June 30, 2012 versus the prior-year period.

◦
Sales volumes for the Paper segment decreased by 9%. Sales volume for traditional tobacco-related paper products declined in certain markets partially offset by a 19% increase in LIP paper sales volume.

◦	Sales volumes in the Reconstituted Tobacco segment decreased by 2% primarily due to timing of orders.

•	Favorable changes in average selling prices due to improved product sales mix positively impacted net sales by $16.8 million.

Paper segment net sales during the three months ended June 30, 2012 of $141.9 million decreased by $1.3 million, or 0.9%, versus $143.2 million in the prior-year quarter.  The decrease in net sales was primarily the result of $18.3 million in unfavorable foreign exchange impacts mostly due to changes in the value of the euro compared to the U.S. dollar and $1.8 million impact of lower volumes. These negatives were partially offset by $15.6 million favorable impact of higher average selling prices due to improved product sales mix and $3.2 million of royalty income.

Reconstituted Tobacco segment net sales during the three months ended June 30, 2012 of $56.9 million decreased by $6.1 million, or 9.7%, compared with $63.0 million in the prior-year quarter.  The decrease in net sales of the Reconstituted Tobacco segment resulted from $5.7 million of unfavorable foreign exchange impacts mostly due to changes in the value of the euro compared to the U.S. dollar and $1.6 million due to lower sales volumes. These negatives were partially offset by $1.2 million in favorable product mix and higher selling prices.

Operating Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2012	June 30, 2011	Change		2012	2011
Net Sales	$198.8	$206.2	$(7.4)	(3.6)%	100.0%	100.0%

Cost of products sold	136.3	151.1	(14.8)	(9.8)	68.6	73.3
Gross Profit	$62.5	$55.1	$7.4	13.4%	31.4%	26.7%

The increase in gross profit for the three months ended June 30, 2012 versus the prior-year quarter was primarily due to $11.1 million favorable impact of higher sales volumes of certain higher-value products. LIP regulations in the EU, which became effective during the fourth quarter of 2011, drove higher demand for LIP cigarette papers. Gross profit was also favorably impacted by $6.7 million in improved manufacturing costs and $3.2 million of royalty income from third-party license agreements. Pulp list prices were lower during the second quarter of 2012 at $900 per metric ton of northern bleached softwood kraft compared to $1,025 per metric ton during the prior-year quarter. However, changes in other inflationary costs, including other materials prices, energy and labor, contributed to an unfavorable impact of $4.6 million on second quarter 2012 results compared to the prior-year quarter.

Nonmanufacturing Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2012	June 30, 2011	Change		2012	2011
Selling expense	$5.7	$5.5	$0.2	3.6%	2.9%	2.7%
Research expense	2.6	2.4	0.2	8.3	1.3	1.2
General expense	13.4	14.9	(1.5)	(10.1)	6.7	7.2
Nonmanufacturing expenses	$21.7	$22.8	$(1.1)	(4.8)%	10.9%	11.1%

Nonmanufacturing expenses in the three months ended June 30, 2012 decreased by $1.1 million to $21.7 million from $22.8 million in the prior-year quarter.

 Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $5.3 million in the three months ended June 30, 2012.

During the second quarter, the Reconstituted Tobacco segment incurred $3.2 million of restructuring and impairment expense primarily due to an additional non-cash impairment charge for the expected costs to ship and transfer certain equipment from the RTL Philippines site to our Chinese RTL joint venture CTS.

The Paper segment second quarter restructuring expenses of $2.1 million was primarily due to $1.3 million for breakage fees to exit a third-party printing contract in the U.S.

Operating Profit
(dollars in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	June 30, 2012	June 30, 2011	Change		2012	2011
Paper	$20.8	$10.6	$10.2	96.2%	14.7%	7.4%
Reconstituted Tobacco	20.1	26.3	(6.2)	(23.6)	35.3	41.7
Unallocated expenses	(5.4)	(5.3)	(0.1)
Total	$35.5	$31.6	$3.9	12.3%	17.9%	15.3%

Operating profit was $35.5 million in the three months ended June 30, 2012 compared with $31.6 million during the prior-year quarter.

The Paper segment's second quarter 2012 operating profit was $20.8 million, an increase of $10.2 million from the prior-year period.  The increase was primarily due to the following factors:

•	$11.2 million in favorable impacts from higher sales volumes of certain higher-value products

•	$6.9 million in improved manufacturing costs

•	$3.2 million in royalty income

•
These positive factors were partially offset by $4.6 million in unfavorable currency impacts, $4.2 million in increased inflationary costs and $1.8 million in higher restructuring and impairment expenses

The Reconstituted Tobacco segment's second quarter 2012 operating profit was $20.1 million, a $6.2 million decrease from $26.3 million in the prior-year period.  The decrease was primarily due to $2.8 million in higher restructuring and impairment expenses and $2.5 million in unfavorable currency impacts.

Non-Operating Expenses

Interest expense was $0.9 million in the three months ended June 30, 2012, an increase from $0.7 million in the comparable 2011 period.  The increase in interest expense is due to higher average outstanding debt balances due to the share buyback program and lack of interest capitalization on construction projects in 2012. The Company capitalized $0.5 million of interest expense in the second quarter of 2011 related to the construction of the RTL facility in the Philippines and the EU LIP facility in Poland.  The weighted average effective interest rates on our debt facilities were approximately 1.7% and 2.1% for the three months ended June 30, 2012 and 2011, respectively.

Other expense, net was $0.5 million and $0.1 million during the three months ended June 30, 2012 and 2011, respectively, primarily due to foreign exchange losses in both periods.

Income Taxes

A $13.5 million provision for income taxes in the three months ended June 30, 2012 resulted in an effective tax rate of 39.6% compared with 37.7% in the prior-year quarter.  The second quarter 2012 effective tax rate was higher than the 35% statutory rate due to a $0.5 million valuation allowance recorded to fully reserve its net deferred tax assets related to net operating loss carryforwards in the Philippines' paper manufacturing operations. Also, no income tax benefits have been recorded for losses incurred by the RTL Philippines facility, including restructuring expenses. During the second quarter of 2011, the effective tax rate reflected start-up expenses at the Polish operation and restructuring expenses of RTL Philippines for which no income tax benefits were recorded.

 Income from Equity Affiliates

Income from equity affiliates was $0.4 million in the three months ended June 30, 2012 compared with $1.1 million during the prior-year quarter.  These results reflected the operations of the joint venture in China to produce cigarette papers, CTM, and the start-up operations of the Chinese reconstituted tobacco joint venture, CTS.

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

Net Income and Income per Share

Net income in the second quarter of 2012 was $21.0 million, or $1.32 per diluted share, compared with $19.8 million, or $1.14 per diluted share, during the prior-year period.  The increase in net income was primarily due to the benefits of increased sales of LIP cigarette paper volumes in Europe.

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

Net Sales
(dollars in millions)

	Six Months Ended			Percent Change	Consolidated Sales Volume Change
	June 30, 2012	June 30, 2011	Change
Paper	$284.1	$268.3	$15.8	5.9%	(7)%
Reconstituted Tobacco	116.8	118.6	(1.8)	(1.5)	5
Total	$400.9	$386.9	$14.0	3.6%	(2)%

Net sales were $400.9 million in six months ended June 30, 2012 compared with $386.9 million in the comparable prior-year period. The increase in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes due to sales volume	$19.3	5.0%
Changes in product mix and selling prices	15.8	4.1
Changes due to royalty income	7.1	1.8
Changes in currency exchange rates	(28.2)	(7.3)
Total	$14.0	3.6%

•
Unit sales volumes decreased by 2% in the six months ended June 30, 2012 versus the prior-year period.  Despite lower overall volumes, the $19.3 million impact of sales volume changes was favorable since the dollar impact of higher-value products offset the dollar impact of traditional products.

◦
Sales volumes for the Paper segment decreased by 7%. Sales volume for traditional tobacco-related paper products declined in certain markets partially offset by a 31% increase in LIP paper sales volume. The dollar impact of increased LIP volumes more than offset the dollar impact of the decline in traditional paper volume.

◦	Sales volumes in the Reconstituted Tobacco segment increased by 5% primarily due to higher demand of certain reconstituted tobacco leaf products.

•	Favorable changes in average selling prices due to improved sales mix positively impacted net sales by $15.8 million.

•
Changes in currency exchange rates decreased net sales by $28.2 million, or 7.3%, in the six months ended June 30, 2012, and primarily reflected the impact of changes in the value of the euro compared with the U.S. dollar in 2012 versus the prior year.

Paper segment net sales during the six months ended June 30, 2012 of $284.1 million increased by $15.8 million, or 5.9%, versus $268.3 million in the prior-year period.  The increase in net sales was primarily the result of $15.5 million favorable impact of higher average selling prices due to an improved mix of products sold, $14.4 million impact of increased volumes of high-value products and $7.1 million of royalty income. These positives were partially offset by $21.2 million in unfavorable foreign exchange impacts mostly due to changes in the value of the euro compared to the U.S. dollar.

Reconstituted Tobacco segment net sales during the six months ended June 30, 2012 of $116.8 million decreased by $1.8 million, or 1.5%, compared with $118.6 million in the prior-year period.  The decrease in net sales of the Reconstituted Tobacco segment resulted from $7.0 million in unfavorable foreign exchange impacts mostly due to changes in the value of the euro compared to the U.S. dollar and was mostly offset by $4.9 million favorable impact of sales volumes.

Operating Expenses
(dollars in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2012	June 30, 2011	Change		2012	2011
Net Sales	$400.9	$386.9	$14.0	3.6%	100.0%	100.0%

Cost of products sold	274.0	284.6	(10.6)	(3.7)	68.3	73.6
Gross Profit	$126.9	$102.3	$24.6	24.0%	31.7%	26.4%

The increase in gross profit for the six months ended June 30, 2012 versus the prior-year period was primarily due to $25.0 million favorable impact of higher LIP sales volumes. LIP regulations in the EU, which became effective during the fourth quarter of 2011, drove higher demand for LIP cigarette papers. Gross profit was also favorably impacted by $10.5 million in improved manufacturing costs and $7.1 million of royalty income from third-party license agreements. Inflationary increases negatively impacted gross profit by $6.4 million and currency changes had a $6.2 million unfavorable effect. Pulp list prices were lower during the first half of 2012 at $868 per metric ton of northern bleached softwood kraft compared to $998 per metric ton during the prior-year period. However, changes in other inflationary costs, including other materials prices, energy and labor, more than offset this favorable impact on year-to-date 2012 results compared to the prior-year period.

Nonmanufacturing Expenses
(dollars in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2012	June 30, 2011	Change		2012	2011
Selling expense	$11.7	$10.6	$1.1	10.4%	2.9%	2.8%
Research expense	4.8	4.4	0.4	9.1	1.2	1.1
General expense	26.5	27.6	(1.1)	(4.0)	6.6	7.1
Nonmanufacturing expenses	$43.0	$42.6	$0.4	0.9%	10.7%	11.0%

Nonmanufacturing expenses in the six months ended June 30, 2012 increased by $0.4 million to $43.0 million from $42.6 million in the prior-year period.

 Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $24.0 million in the six months ended June 30, 2012 compared to $1.7 million in the prior-year period.

During the first quarter 2012, the Company amended a supply agreement with Philip Morris-USA, a subsidiary of Altria Group Inc. The amended agreement eliminated a contractual commitment to stand ready to produce commercial quantities of banded cigarette paper. The Company considered these new terms to be a triggering event requiring evaluation of the recoverability of our Spotswood mill's banded cigarette paper production assets. Based on this analysis, which reflected management's assessment of the most likely future utilization of the mill, the Company recorded a $16.9 million impairment charge to reduce the carrying value of these assets to their fair value. Other Paper segment restructuring expenses of $1.8 million and $1.3 million were primarily due to preretirement program expense accruals in France and breakage fees to exit a third-party printing contract in the U.S., respectively.

In the Reconstituted Tobacco segment, the Company incurred $3.8 million of restructuring and impairment expense primarily due to an additional non-cash impairment charge for the expected costs to ship and transfer certain equipment from the RTL Philippines site to our Chinese RTL joint venture CTS.

In the prior-year quarter, the Company's restructuring and impairment expense was $1.7 million related to costs to suspend the construction of the RTL Philippines facility and employee severance accruals in France.

Operating Profit
(dollars in millions)

	Six Months Ended			Percent Change	Return on Net Sales
	June 30, 2012	June 30, 2011	Change		2012	2011
Paper	$25.1	$20.8	$4.3	20.7%	8.8%	7.8%
Reconstituted Tobacco	44.8	46.3	(1.5)	(3.2)	38.4	39.0
Unallocated expenses	(10.0)	(9.1)	(0.9)
Total	$59.9	$58.0	$1.9	3.3%	14.9%	15.0%

Operating profit was $59.9 million in the six months ended June 30, 2012 compared with $58.0 million during the prior-year period.

The Paper segment's operating profit during the six months ended June 30, 2012 was $25.1 million, an increase of $4.3 million from the prior-year period.  The increase was primarily due to the following factors:

•	$22.2 million of favorable impacts from higher LIP sales volumes

•	$7.9 million in improved manufacturing costs resulting from cost savings and operational excellence programs

•	$7.1 million in royalty income

•
These positive factors were partially offset by $19.5 million in higher restructuring and impairment expenses, $5.7 million in increased inflationary costs, primarily energy, $5.0 million of unfavorable currency impacts and $1.9 million in unfavorable mix and lower selling prices.

The Reconstituted Tobacco segment's operating profit during the six months ended June 30, 2012 was $44.8 million, a $1.5 million decrease from $46.3 million in the prior-year period.  The decrease was primarily due to $3.0 million in unfavorable currency impacts and $2.7 million in higher restructuring and impairment expenses. The negative impacts were partially offset by a favorable $2.8 million from higher sales volumes and $2.0 million in improved manufacturing costs.

Non-Operating Expenses

Interest expense was $1.8 million in the six months ended June 30, 2012, an increase from $0.7 million in the comparable 2011 period.  The increase in interest expense is due to higher average outstanding debt balances and lack of interest capitalization on construction projects in 2012. The Company capitalized $0.9 million of interest expense in the first half of 2011 related to the construction of the RTL facility in the Philippines and the EU LIP facility in Poland.  The weighted average effective interest rates on our debt facilities were approximately 1.8% and 1.9% for the six months ended June 30, 2012 and 2011, respectively.

Other expense, net was $0.2 million during the six months ended June 30, 2012 primarily to to foreign currency losses. During the six months ended June 30, 2011, other income was $0.1 million primarily due to interest income.

Income Taxes

A $23.2 million provision for income taxes in the six months ended June 30, 2012 resulted in an effective tax rate of 40.1% compared with 39.2% in the prior-year period.  The first half 2012 effective tax rate was higher than the 35% statutory rate primarily due to a $2.0 million valuation allowance recorded to fully reserve its net deferred tax assets related to net operating loss carryforwards in the Philippines' paper manufacturing operations. Also, no income tax benefits have been recorded for losses incurred by the RTL Philippines facility, including restructuring expenses. During the first half of 2011, the effective tax rate reflected start-up expenses at the Polish operation and restructuring expenses of RTL Philippines for which no income tax benefits were recorded.

 Income from Equity Affiliates

Income from equity affiliates was $0.9 million in the six months ended June 30, 2012 compared with $2.0 million during the prior-year period.  These results reflected the operations of the joint venture in China to produce cigarette papers, CTM, and the start-up operations of the Chinese reconstituted tobacco joint venture, CTS.

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

Net Income and Income per Share

Net income in the six months ended June 30, 2012 was $35.6 million, or $2.22 per diluted share, compared with $36.0 million, or $2.05 per diluted share, during the prior-year period.  The decrease in net income was primarily due to higher restructuring and impairment expenses which were partially offset by the benefits of increased sales of LIP cigarette paper volumes in Europe and higher reconstituted tobacco volumes.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds available under our revolving credit facility with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant. As of June 30, 2012, $87.7 million of the Company's $88.5 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. The Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and currently plans to repatriate such earnings only when tax effective to do so. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.

Capital spending for full year 2012 is currently projected to be approximately $30 million. Under the current $50.0 million authorization for 2012 share repurchases, the Company purchased 676,827 shares for $45.9 million as of July 27, 2012. Other cash needs for full year 2012 are currently projected to range between $35 and $45 million, including our equity investment in the RTL joint venture in China and shareholder dividends. We plan to fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities

Cash Requirements

As of June 30, 2012, we had net operating working capital of $108.8 million and cash and cash equivalents of $88.5 million, compared with net operating working capital of $98.8 million and cash and cash equivalents of $76.5 million as of December 31, 2011.  Changes in these amounts include the impacts of changes in currency exchange rates and excess tax benefits of stock-based awards which are not included in the changes in operating working capital presented on the consolidated statements of cash flow.

Cash Flows from Operating Activities ($ in millions)	Six Months Ended
	June 30, 2012	June 30, 2011
Net Income	$35.6	$36.0
Less: Loss from discontinued operations	—	0.9
Income from continuing operations	35.6	36.9
Non-cash items included in net income:
Depreciation and amortization	20.0	21.5
Restructuring-related impairment	20.0	—
Amortization of deferred revenue	—	(4.9)
Deferred income tax provision (benefit)	3.6	2.0
Pension and other postretirement benefits	2.3	2.6
Stock-based compensation	3.1	2.0
Income from equity affiliates	(0.9)	(2.0)
Excess tax benefits of stock-based awards	(0.1)	(9.0)
Other items	0.2	(2.3)
Net changes in operating working capital	(11.5)	(32.0)
Net cash provided (used) by operating activities of:
Continuing operations	72.3	14.8
Discontinued operations	—	(2.6)
Cash Provided by (Used in) Operations	$72.3	$12.2

Net cash provided by operations was $72.3 million in the six months ended June 30, 2012 compared with $12.2 million in the prior-year period.  Our net cash provided by operations changed favorably by $60.1 million in 2012 compared to the prior-year period primarily due to higher profitability excluding non-cash adjustments such as asset impairment charges and $20.5 million less use of working capital.

Operating Working Capital ($ in millions)	Six Months Ended
	June 30, 2012	June 30, 2011
Changes in operating working capital
Accounts receivable	$2.5	$(8.9)
Inventories	(9.3)	(6.4)
Prepaid expenses	(0.9)	(9.7)
Accounts payable	(2.1)	(5.6)
Accrued expenses	(4.8)	(0.6)
Accrued income taxes	3.1	(0.8)
Net changes in operating working capital	$(11.5)	$(32.0)

In the six months ended June 30, 2012, net changes in operating working capital contributed unfavorably to cash flow by $11.5 million. The 2012 increase in working capital was primarily driven by higher inventory to meet expected demand.

In the six months ended June 30, 2011, net changes in operating working capital were unfavorable to cash flow by $32.0 million, primarily driven by a decline in accrued expenses and accounts payable, including payments of restructuring-related severances, increased accounts receivable and inventory.

Cash Flows from Investing Activities ($ in millions)	Six Months Ended
	June 30, 2012	June 30, 2011
Capital spending	$(14.0)	$(42.1)
Capitalized software costs	(0.3)	(1.0)
Investment in equity affiliates, net	(17.9)	(2.5)
Other	(7.1)	(1.4)
Cash Used for Investing	$(39.3)	$(47.0)

Cash used for investing activities during the six months ended June 30, 2012 was $39.3 million and was primarily capital spending and $17.9 million of net investment in equity affiliates, which consisted of $21.0 million of equity infusions into its CTS joint venture and a $3.1 million dividend from its CTM joint venture. During the prior-year period, capital spending was primarily attributable to construction of the RTL facility in the Philippines and the EU LIP facility in Poland.

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

Cash Flows from Financing Activities ($ in millions)	Six Months Ended
	June 30, 2012	June 30, 2011
Cash dividends paid to SWM stockholders	$(4.8)	$(5.3)
Net proceeds from borrowings	29.5	110.2
Purchases of treasury stock	(45.7)	(104.5)
Proceeds from exercises of stock options	0.1	0.1
Excess tax benefits of stock-based awards	0.1	9.0
Cash Provided by (Used in) Financing	$(20.8)	$9.5

During the six months ended June 30, 2012, financing activities included $45.7 million of share repurchases, net borrowings of $29.5 million and cash dividends of $4.8 million paid to SWM stockholders.

During the six months ended June 30, 2011, financing activities included $104.5 million of share repurchases, net borrowings of $110.2 million, excess tax benefits of $9.0 million as a result of stock-based awards having vested and cash dividends of $5.3 million paid to SWM stockholders.

Dividend Payments

We have declared and paid cash dividends of $0.15 per share of our Common Stock every fiscal quarter since the second quarter of 1996. We currently expect to continue this level of quarterly dividend even after the announced two-for-one stock split to be effected in August 2012. Our Credit Agreement covenants require us to maintain certain financial ratios, as disclosed in Note 8, Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends.

On August 1, 2012, we announced that the Board of Directors had declared a quarterly cash dividend of $0.15 per share of Common Stock. The dividend will be payable on September 28, 2012 to stockholders of record on August 30, 2012.

Share Repurchases

We repurchased 673,461 shares of our common stock during the six months ended June 30, 2012 at a cost of $45.7 million. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

In the six months ended June 30, 2011, we repurchased 1,946,806 shares of our common stock at a cost of $104.5 million, including $88.7 million in open market purchases and $15.8 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants ($ in millions)	Six Months Ended
	June 30, 2012	June 30, 2011
Changes in short-term debt	$(3.2)	$0.7
Proceeds from issuances of long-term debt	39.7	204.5
Payments on long-term debt	(7.0)	(95.0)
Net proceeds from borrowings	$29.5	$110.2

Net proceeds from long-term debt were $32.7 million and net payments on short-term debt were $3.2 million during the six months ended June 30, 2012.  With the current level of borrowing and forecasted results, we expect to remain in compliance with our Credit Agreement financial covenants.

The Company's five-year revolving credit facility, or Credit Agreement, provides for borrowing capacity of approximately $225 million and includes a $100 million equivalent sub-limit available in euro, as well as a $25 million equivalent sub-limit available in Philippine pesos.  Availability under the Credit Agreement was $66.6 million as of June 30, 2012. We also had availability under our bank overdraft facilities and lines of credit of $43.4 million as of June 30, 2012.

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a Maximum Net Debt to EBITDA Ratio of 3.00 and (b) Minimum Interest Coverage of 3.50. The Company was in compliance with its financial covenants at June 30, 2012.

Our total debt to capital ratios at June 30, 2012 and December 31, 2011 were 27.8% and 23.5%, respectively.

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

The Company has agreements with an energy cogeneration supplier in France whereby the supplier constructed and operates a cogeneration facility at certain mills and supplies steam that is used in the operation of these mills. The Company is committed to purchasing minimum annual amounts of steam generated by these facilities under the agreements through 2021. These minimum annual commitments total approximately $4 million. The Company's current and expected requirements for steam at these facilities are at levels that exceed the minimum levels under the contracts.

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

Outlook

SWM has built a solid foundation and has great opportunities ahead. As additional countries adopt LIP legislation, SWM is poised to leverage its strong market position in this premium application and continue to improve the margin profile of its paper business.

The Company is also set to further capitalize on Asian growth opportunities and regulatory trends requiring more sophisticated cigarettes in design and performance. As tar delivery limits are implemented in China, SWM expects increased demand for reconstituted tobacco leaf, which we are strategically positioned to satisfy.

Challenges for the Company include continued global economic uncertainty, foreign exchange volatility and the continued decline of cigarette consumption in western markets. Actions to address on-going imbalances of demand and supply remain under consideration. SWM expects to continue driving cost reductions through our operational excellence and lean manufacturing efforts. These cost reductions, coupled with greater efficiencies as our European LIP capacity matures, are expected to deliver value to our customers and mitigate anticipated inflationary impacts.

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

•
The Company suspended construction of its Philippine RTL manufacturing site during 2011. The carrying value of the partially constructed assets is evaluated for impairment at each reporting period by assessing the recoverability of the costs based on the undiscounted cash flows of the operation, likelihood of its reactivation and alternative uses for the equipment. This evaluation could result in a decision to record an impairment of some or a substantial portion of the net book value of the RTL Philippines property, plant and equipment, which was $71.4 million as of June 30, 2012.

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

•
In recent years, governmental entities around the world, particularly in the United States and western Europe, have taken or have proposed actions that may have the effect of reducing consumption of tobacco products. Reports with respect to the possible harmful physical effects of cigarette smoking and use of tobacco products have been publicized for many years and, together with actions to restrict or prohibit advertising and promotion of cigarettes or other tobacco products, to limit smoking in public places and to increase taxes on such products, are intended to discourage the consumption of cigarettes and other such products. Also in recent years, certain governmental entities, particularly in North America, have enacted, considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked. Furthermore, it is not possible to predict what additional legislation or regulations relating to tobacco products will be enacted, the extent that such regulations may have a direct or indirect impact on the design of our customers' products or to what extent, if any, such legislation or regulations might affect our business directly or indirectly through their impact on our customers' businesses and products.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk exposure at June 30, 2012 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

Item 4. Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2012. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table indicates the number of shares and amount of our Common Stock repurchased during 2012 and the remaining number of shares and amount of share repurchases currently authorized by our Board of Directors as of June, 30 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased As Part of Publicly Announced Programs		Maximum Amount Of Shares that May Yet be Repurchased Under the Program
			(# shares)	($ in millions)	($ in millions)
First Quarter 2012	313,560	$68.87	312,826	$21.5
April 2012	337,301	66.86	337,301	$22.6
May 2012	22,600	68.00	22,600	1.5
June 2012	—	—	—	—
Total Year-to-Date 2012	673,461	$67.85	672,727	$45.6	$4.4

In December 2011, the Board of Directors authorized the repurchase of shares of SWM Common Stock during the period December 2, 2011 to December 31, 2012 in an amount not to exceed $50.0 million. Under the current $50.0 million authorization for 2012 share repurchases, the Company purchased 676,827 shares for $45.9 million as of July 27, 2012.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flow, (iv) the Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income and (v) Notes to Consolidated Financial Statements. (Furnished herewith.)

‡	These Section 906 certifications are not being incorporated by reference into the Form 10-K filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ JEFFREY A. COOK	By:	/s/ MARK A. SPEARS
	Jeffrey A. Cook Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)		Mark A. Spears Corporate Controller (principal accounting officer)

	August 1, 2012		August 1, 2012

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Form 10-Q filing:

•	“Banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.

•	“Binder” is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.

•	“Cigarette paper” wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.

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