Form 10-Q
period 2012-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2012-10-31
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2012
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

There were 31,035,306 shares of Common Stock, par value $0.10 per share, of the registrant issued and outstanding as of October 26, 2012.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I
Item 1.  Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Sales	$202.0	$211.2	$602.9	$598.1
Cost of products sold	138.2	154.9	412.2	439.5
Gross Profit	63.8	56.3	190.7	158.6

Selling expense	4.3	5.7	16.0	16.3
Research expense	2.4	2.3	7.2	6.7
General expense	12.0	14.6	38.5	42.2
Total nonmanufacturing expenses	18.7	22.6	61.7	65.2

Valuation allowance on business tax credits	0.8	15.9	0.8	15.9
Restructuring and impairment expense	0.6	6.6	24.6	8.3
Operating Profit	43.7	11.2	103.6	69.2
Interest expense	0.9	1.1	2.7	1.8
Other income (expense), net	0.3	(1.1)	0.1	(1.0)
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	43.1	9.0	101.0	66.4

Provision for income taxes	16.7	0.9	39.9	23.4
Income from equity affiliates	1.3	1.4	2.2	3.4
Income from Continuing Operations	27.7	9.5	63.3	46.4
Loss from Discontinued Operations	—	(0.5)	—	(1.4)
Net Income	$27.7	$9.0	$63.3	$45.0

Net Income (Loss) per Share - Basic:
Income per share from continuing operations	$0.89	$0.30	$2.01	$1.36
Loss per share from discontinued operations	—	(0.01)	—	(0.04)
Net income per share – basic	$0.89	$0.29	$2.01	$1.32

Net Income (Loss) per Share – Diluted:
Income per share from continuing operations	$0.87	$0.30	$1.98	$1.35
Loss per share from discontinued operations	—	(0.01)	—	(0.04)
Net income per share – diluted	$0.87	$0.29	$1.98	$1.31

Weighted Average Shares Outstanding:

Basic	30,659,900	31,914,200	31,097,400	33,654,400

Diluted	31,052,600	32,191,200	31,460,300	33,903,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Income	$27.7	$9.0	$63.3	$45.0
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	12.7	(31.0)	1.7	(8.9)

Unrealized losses on derivative instruments	(0.1)	(8.8)	(0.5)	(1.2)
Less: Reclassification adjustment for gains on derivative instruments included in net income	—	(1.4)	(1.6)	(4.6)

Net gain from postretirement benefit plans	2.3	2.3	6.2	6.7
Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	(1.5)	(1.4)	(4.6)	(4.0)
Other Comprehensive Income (Loss)	13.4	(40.3)	1.2	(12.0)
Comprehensive Income (Loss)	$41.1	$(31.3)	$64.5	$33.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	September 30, 2012	December 31, 2011

ASSETS
Current Assets
Cash and cash equivalents	$117.8	$76.5
Accounts receivable, net	106.2	112.3
Inventories	119.1	113.8
Income taxes receivable	—	2.9
Current deferred income tax benefits	15.7	18.2
Other current assets	3.8	3.3
Total Current Assets	362.6	327.0

Property, Plant and Equipment, net	402.7	428.8
Deferred Income Tax Benefits	13.6	11.8
Investment in Equity Affiliates	58.9	38.7
Goodwill and Intangible Assets	6.2	7.1
Other Assets	28.4	31.8
Total Assets	$872.4	$845.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$7.4	$5.0
Accounts payable	48.2	53.7
Accrued expenses	75.4	82.1
Total Current Liabilities	131.0	140.8

Long-Term Debt	159.0	141.0
Pension and Other Postretirement Benefits	41.2	42.3
Deferred Income Tax Liabilities	29.0	19.8
Other Liabilities	26.5	25.4
Total Liabilities	386.7	369.3

Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 31,043,612 and 37,587,298 shares issued at September 30, 2012 and December 31, 2011, respectively; 31,034,852 and 32,366,884 shares outstanding at September 30, 2012 and December 31, 2011, respectively	3.1	3.8
Additional paid-in-capital	34.6	211.7
Common stock in treasury, at cost, 8,760 and 5,220,414 shares at September 30, 2012 and December 31, 2011, respectively	(0.3)	(132.1)
Retained earnings	471.6	417.0
Accumulated other comprehensive loss, net of tax	(23.3)	(24.5)
Total Stockholders’ Equity	485.7	475.9
Total Liabilities and Stockholders’ Equity	$872.4	$845.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010 (as adjusted for stock split)	37,442,948	$3.8	$208.8	1,387,142	$(24.4)	$334.5	$1.5	$524.2
Net income						45.0		45.0
Other comprehensive loss, net of tax							(12.0)	(12.0)
Dividends declared ($0.23 per share)						(7.7)		(7.7)
Restricted stock issuances, net			(13.2)	(637,120)	13.2			—
Stock-based employee compensation expense			3.0					3.0
Excess tax benefits of stock-based employee compensation			9.1					9.1
Stock issued to directors as compensation	952		—					—
Issuance of shares for options exercised	20,126		0.3	(3,298)				0.3
Purchases of treasury stock				4,473,690	(120.9)			(120.9)
Balance, September 30, 2011	37,464,026	$3.8	$208.0	5,220,414	$(132.1)	$371.8	$(10.5)	$441.0

Balance, December 31, 2011 (as adjusted for stock split)	37,587,298	$3.8	$211.7	5,220,414	$(132.1)	$417.0	$(24.5)	$475.9
Net income						63.3		63.3
Other comprehensive income, net of tax							1.2	1.2
Dividends declared ($0.30 per share)						(9.4)		(9.4)
Restricted stock issuances, net			(3.4)	(137,026)	3.4			—
Stock-based employee compensation expense			4.5					4.5
Excess tax benefits of stock-based employee compensation			0.1					0.1
Stock issued to directors as compensation	1,324		—					—
Issuance of shares for options exercised	11,100		0.1					0.1
Share reissuance and cancellation to fulfill stock split	(6,556,110)	(0.7)	(178.4)	(6,556,110)	178.4	0.7		—
Purchases of treasury stock				1,481,482	(50.0)			(50.0)
Balance, September 30, 2012	31,043,612	$3.1	$34.6	8,760	$(0.3)	$471.6	$(23.3)	$485.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Operations
Net income	$63.3	$45.0
Less: Loss from discontinued operations	—	(1.4)
Income from continuing operations	63.3	46.4
Non-cash items included in net income:
Depreciation and amortization	29.8	33.0
Impairment	22.2	3.4
Valuation allowance on business tax credits	0.8	15.9
Amortization of deferred revenue	—	(6.0)
Deferred income tax provision (benefit)	10.8	(6.3)
Pension and other postretirement benefits	1.6	(2.4)
Stock-based compensation	4.5	3.0
Income from equity affiliates	(2.2)	(3.4)
Excess tax benefits of stock-based awards	(0.1)	(9.1)
Other items	(1.1)	(3.1)
Changes in operating working capital:
Accounts receivable	5.3	(28.6)
Inventories	(6.0)	(0.7)
Prepaid expenses	(0.5)	—
Accounts payable	(4.3)	(3.2)
Accrued expenses	(4.1)	5.3
Accrued incomes taxes	2.4	(2.0)
Net changes in operating working capital	(7.2)	(29.2)
Net cash provided (used) by operating activities of:
- Continuing operations	122.4	42.2
- Discontinued operations	—	(4.3)
Cash Provided by Operations	122.4	37.9
Investing
Capital spending	(20.4)	(51.9)
Capitalized software costs	(0.5)	(1.2)
Investment in equity affiliates, net	(18.0)	(5.3)
Other investing	(4.1)	2.7
Cash Used for Investing	(43.0)	(55.7)
Financing
Cash dividends paid to SWM stockholders	(9.4)	(7.7)
Changes in short-term debt	1.3	(2.9)
Proceeds from issuances of long-term debt	39.8	218.7
Payments on long-term debt	(20.3)	(103.3)
Purchases of treasury stock	(50.0)	(120.9)
Proceeds from exercise of stock options	0.1	0.3
Excess tax benefits of stock-based awards	0.1	9.1
Cash Used in Financing	(38.4)	(6.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.3	(1.5)
Increase (Decrease) in Cash and Cash Equivalents	41.3	(26.0)
Cash and Cash Equivalents at beginning of period	76.5	87.3
Cash and Cash Equivalents at end of period	$117.8	$61.3
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

Two-for-one Stock Split

On August 1, 2012, the Company announced a two-for-one stock split of its common stock effected as a stock dividend. The stock dividend was paid on August 21, 2012 to shareholders of record on August 13, 2012. Treasury shares participated in the split. To fulfill the 18,799,861 shares needed for the stock dividend, 6,556,110 shares resulting from the split of treasury shares were reissued and distributed. To facilitate the split, the Company also issued 12,243,751 shares, net of the treasury share reissuance. The par value of common stock remains unchanged at $0.10 per share; accordingly, $1.2 million was transferred from retained earnings to common stock for the newly issued shares. All shares, per share amounts and related equity balances in this Quarterly Report on Form 10-Q have been adjusted for all periods presented for the stock split.

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

Changes in the components of accumulated other comprehensive income (loss) were as follows ($ in millions):

	Three Months Ended
	September 30, 2012			September 30, 2011
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$1.5	$(0.7)	$0.8	$1.5	$(0.6)	$0.9
Unrealized (loss) gain on derivative instruments	(0.2)	0.1	(0.1)	(15.4)	5.2	(10.2)
Unrealized foreign currency translation adjustments	12.7	—	12.7	(31.0)	—	(31.0)
Total	$14.0	$(0.6)	$13.4	$(44.9)	$4.6	$(40.3)

	Nine Months Ended
	September 30, 2012			September 30, 2011
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$2.6	$(1.0)	$1.6	$4.3	$(1.6)	$2.7
Unrealized (loss) gain on derivative instruments	(3.2)	1.1	(2.1)	(8.8)	3.0	(5.8)
Unrealized foreign currency translation adjustments	1.7	—	1.7	(8.9)	—	(8.9)
Total	$1.1	$0.1	$1.2	$(13.4)	$1.4	$(12.0)

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

The Company had no activity related to discontinued operations during 2012. Summary financial results of discontinued operations during the three and nine months ended September 30, 2011 were as follows ($ in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Net sales	$—	$—
Restructuring and impairment expense	0.5	1.5
Loss from discontinued operations before income taxes	(0.6)	(2.1)
Income tax benefit	0.1	0.7
Loss from discontinued operations	(0.5)	(1.4)

Changes in the restructuring liabilities for discontinued operations during the year ended December 31, 2011 are summarized as follows ($ in millions):

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

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator (basic and diluted):
Net income	$27.7	$9.0	$63.3	$45.0
Less: Dividends paid to participating securities	—	—	(0.1)	(0.1)
Less: Undistributed earnings available to participating securities	(0.3)	—	(0.7)	(0.5)
Undistributed and distributed earnings available to common shareholders	$27.4	$9.0	$62.5	$44.4

Denominator:
Average number of common shares outstanding	30,659.9	31,914.2	31,097.4	33,654.4
Effect of dilutive stock-based compensation	392.7	277.0	362.9	248.8
Average number of common and potential common shares outstanding	31,052.6	32,191.2	31,460.3	33,903.2

There were no anti-dilutive stock options during the three or nine months ended September 30, 2012 or 2011. All weighted average shares outstanding in the calculation of basic and diluted earnings per share have been retrospectively adjusted to reflect the August 21, 2012 stock split.

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

	September 30, 2012	December 31, 2011
Raw materials	$27.7	$27.7
Work in process	26.8	29.4
Finished goods	45.0	36.0
Supplies and other	19.6	20.7
Total	$119.1	$113.8

Note 6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for each segment for the nine months ended September 30, 2012 were as follows ($ in millions):

	Reconstituted Tobacco	Paper	Total
Goodwill as of December 31, 2011, gross	$5.6	$2.7	$8.3
Accumulated impairment losses	—	(2.7)	(2.7)
Goodwill as of December 31, 2011, net	5.6	—	5.6

Foreign Currency translation adjustments	—	—	—

Goodwill as of September 30, 2012, gross	5.6	2.7	8.3
Accumulated impairment losses	—	(2.7)	(2.7)
Goodwill as of September 30, 2012, net	$5.6	$—	$5.6

The gross carrying amount and accumulated amortization for amortizable intangible assets consisted of the following ($ in millions):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Customer-related intangibles (Reconstituted Tobacco Segment)	$10.0	$9.4	$0.6	$10.0	$8.5	$1.5

*  Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $0.3 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively, and $0.8 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively. The Company’s customer-related intangibles are amortized to expense using the 150% declining balance method over a 6-year life. Estimated amortization expense is expected to be $1.2 million and $0.3 million during the years ended December 31, 2012 and 2013, respectively.

Note 7. Restructuring Activities and Business Tax Valuation Allowance

The Company incurred restructuring and impairment expenses of $0.6 million and $6.6 million in the three months ended September 30, 2012 and 2011, respectively, and $24.6 million and $8.3 million in the nine months ended September 30, 2012 and 2011, respectively.

The Paper segment restructuring and impairment expenses were $0.6 million and $3.2 million for the three months ended September 30, 2012 and 2011, respectively. Paper segment restructuring expenses during the third quarter were $2.6 million due to the shutdown of a paper machine at the Company's Philippine mill prompted by declining demand of which $2.1 million was related to non-cash accelerated depreciation and impairment charges. Fair value in the impairment analysis was determined by using independent appraisals of certain assets, a significant unobservable input, or Level 3 input.

Partially offsetting these expenses was a $2.2 million reversal of previously recorded special termination charges as a result of a change to French retirement laws allowing earlier retirements for qualified workers, which became effective during the third quarter 2012. The change to the retirement law allows qualified workers to receive their government benefits earlier; therefore, the workers will be paid less from the Company's early retirement plan.

The Paper segment restructuring and impairment expenses were $20.6 million and $3.7 million during the nine months ended September 30, 2012 and 2011, respectively, and were related to terminating a third-party printing agreement in the U.S. and prior restructuring plans' severances that were recorded over the remaining service periods of the affected employees. During the three months ended March 31, 2012, the Company amended a supply agreement with Philip Morris-USA, a subsidiary of Altria Group Inc. The amended agreement eliminated the Company's contractual commitment to stand ready to produce commercial quantities of banded cigarette paper even in the absence of firm orders. The Company considered these new terms to be a triggering event requiring evaluation of the recoverability of our Spotswood mill's banded cigarette paper production assets. Based on this analysis, which reflected management's assessment of the most likely future utilization of the mill, the Company recorded a $16.9 million impairment charge to reduce the carrying value of these assets to their fair value.

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

The Reconstituted Tobacco segment restructuring expenses were $0.1 million and $3.4 million for the three months ended September 30, 2012 and 2011, respectively, and $4.0 million and $4.6 million for the nine months ended September 30, 2012 and 2011, respectively, which were primarily expenses incurred in connection with suspending construction of the RTL facility in the Philippines and related mothballing activities. In the nine months ended September 30, 2012, and 2011, $3.1 million and $3.4 million in expense, respectively, was due to a non-cash impairment charge for certain equipment at the RTL Philippines site.

Restructuring liabilities were classified within accrued expenses in each of the consolidated balance sheets as of September 30, 2012 and December 31, 2011. Changes in the restructuring liabilities, substantially all of which are employee-related, during the nine months ended September 30, 2012 and the year ended December 31, 2011 are summarized as follows ($ in millions):

	Nine Months Ended	Year Ended
	September 30, 2012	December 31, 2011
Balance at beginning of year	$7.3	$10.0
Accruals for announced programs	2.4	7.1
Cash payments	(3.9)	(9.5)
Exchange rate impacts	(0.2)	(0.3)
Balance at end of period	$5.6	$7.3

Business Tax Valuation Allowance

In the Paper segment, our operations in the Philippines and Brazil are generating more value-added tax credits than we utilize. During the three months ended September 30, 2012, the Company recorded valuation allowances of $0.8 million against certain Philippine value-added tax credits that do not expire but may not be fully recovered due to the Company's expected mix of products sold. During the three months ended September 30, 2011, the Company recorded a $15.9 million valuation allowance against the entire carrying value of its Imposto sobre Circulaçăo de Mercadorias e Serviços, or ICMS, business tax credits in Brazil.

Note 8. Debt

Total debt is summarized in the following table ($ in millions):

	September 30, 2012	December 31, 2011
Revolving Credit Agreement	$146.4	$129.4
French Employee Profit Sharing	14.5	12.2
Bank Overdrafts	5.2	3.9
Other	0.3	0.5
Total Debt	166.4	146.0
Less: Current debt	(7.4)	(5.0)
Long-Term Debt	$159.0	$141.0

Credit Agreement

In May 2011, the Company entered into an unsecured revolving credit facility, or Credit Agreement. The five-year revolving Credit Agreement provides for borrowing capacity of approximately $225 million with an option to increase borrowing capacity by $100 million and includes a $100 million equivalent sub-limit available in euro, of which €25 million was drawn at September 30, 2012, and a $25 million equivalent sub-limit available in Philippine pesos. The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a Maximum Net Debt to EBITDA Ratio of 3.00 and (b) Minimum Interest Coverage of 3.50. The Company was in compliance with its financial covenants at September 30, 2012.

Under the Credit Agreement, interest rates are based on the London Interbank Offered Rate plus an applicable margin that varies from 1.25% to 2.00% depending on the Net Debt to EBITDA Ratio, as defined in the Credit Agreement.  The Company will incur commitment fees at an annual rate of 0.20% to 0.30% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to EBITDA Ratio. As of September 30, 2012, the applicable interest rate on Credit Agreement borrowings was 1.50% on US Dollar borrowings and 1.37% on euro borrowings.

Interest Rate Swap Agreement

The Company maintained an interest rate swap agreement on a portion of its long-term debt as of December 31, 2011 that fixed the LIBOR rate on $16.0 million of the Company’s variable-rate long-term debt at 2.1% through the end of March 2012. As of September 30, 2012, there were no outstanding interest rate swap agreements on the Company's debt. The impact of the swap agreement on the consolidated financial statements was not material for the three or nine months ended September 30, 2012 and 2011. See Note 9. Derivatives for more information.

Fair Value of Debt

At September 30, 2012 and December 31, 2011, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts since the interest rates were variable and based on current market indices.

Note 9. Derivatives

In the normal course of business, the Company is exposed to foreign currency exchange rate risk and interest rate risk on its variable-rate debt. To manage these risks, the Company utilizes a variety of practices including, where considered appropriate, derivative instruments. The Company has no derivative instruments for trading or speculative purposes nor any derivatives with credit risk-related contingent features. All derivative instruments used by the Company are either exchange traded or are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. The fair values of the Company’s derivative instruments are determined using observable inputs and are considered Level 2 assets or liabilities.

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

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. The Company utilizes various forms of interest rate hedge agreements, including interest rate swap agreements, typically with contractual terms no longer than 24 months. Changes in the fair value of our interest rate swaps are recorded to net income each period. There were no interest rate hedge agreements as of September 30, 2012.

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at September 30, 2012 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$0.1	Accounts Payable	$0.2
Foreign exchange contracts	Other Assets	0.1	Other Liabilities	3.9
Total derivatives designated as hedges		$0.2		$4.1

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

The following table provides the effect derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Gain Recognized in AOCI on Derivatives, Net of Tax				Location of Gain Reclassified from AOCI into Income	Gain Reclassified from AOCI into Income
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,		September 30,			September 30,		September 30,
	2012	2011	2012	2011		2012	2011	2012	2011
Foreign exchange contracts	$(0.1)	$(10.2)	$(2.1)	$(5.8)	Net Sales	$—	$1.4	$1.6	$4.6

The Company's designated derivative instruments are perfectly effective. As such, there were no gains or losses, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income for the three and nine months ended September 30, 2012 and 2011.

The following table provides the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest rate contracts	Other Income / Expense	$—	$0.1	$(0.1)	$0.4
Foreign exchange contracts	Other Income / Expense	0.3	3.5	(1.3)	2.5
Total		$0.3	$3.6	$(1.4)	$2.9

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

Both assessments are presently on appeal in separate chambers of the Federal Supreme Court. Assessment 1 is before the court on a procedural question which, if decided favorably, would invalidate Assessment 1. If decided against SWM-B, Assessment 1 would then be sent back to the lower court for a decision on the merits. Assessment 2 is before the Federal Supreme Court on the merits and will be finally decided by the action of the chamber of the court hearing the matter, unless there is a prior decision by a chamber of the Federal Supreme Court on Assessment 1 that is in contradiction, in which case the conflict between the rulings of the different chambers will be decided by the Federal Supreme Court sitting as a whole. No docket entry has been made yet regarding argument on either assessment.  SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. Based on the foreign currency exchange rate at September 30, 2012, the Assessment totaled approximately $40 million, of which approximately $18 million is covered by the above-discussed indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation of the Assessment under the facts and law as presently understood.

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

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three months and nine months ended September 30, 2012 and 2011 were as follows ($ in millions):

	Three Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$0.2	$0.2	$—	$—
Interest cost	1.4	1.6	0.3	0.4	—	—
Expected return on plan assets	(1.9)	(2.0)	(0.1)	(0.1)	—	—
Amortizations and other	1.4	1.1	0.1	0.3	—	—
Net periodic benefit cost	$0.9	$0.7	$0.5	$0.8	$—	$—

	Nine Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$0.7	$0.7	$0.1	$0.1
Interest cost	4.2	4.6	0.8	1.1	0.3	0.4
Expected return on plan assets	(5.7)	(5.8)	(0.4)	(0.4)	—	—
Amortizations and other	4.4	3.3	0.2	0.7	—	—
Net periodic benefit cost	$2.9	$2.1	$1.3	$2.1	$0.4	$0.5

During the year ending December 31, 2012, the Company expects to recognize approximately $5.8 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $0.3 million credit for its French pension plans. During the three and nine months ended September 30, 2012, the Company contributed $2.0 million and $2.3 million, respectively, to its U.S. pension plan.

Note 12. Income Taxes

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows ($ in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$15.1	35.0%	$3.2	35.0%	$35.4	35.0%	$23.2	35.0%
Tax benefits of foreign legal structure	(0.3)	(0.7)	(0.1)	(1.1)	(1.0)	(1.0)	(0.7)	(1.0)
Foreign tax incentives	—	—	(2.0)	(22.2)	—	—	(2.0)	(3.0)
Adjustments to valuation allowances	1.7	4.0	—	—	4.5	4.5	—	—
French business tax reclassified as income tax	0.5	1.1	0.5	5.6	1.8	1.8	1.8	2.7
Change in enacted foreign tax rate	0.3	0.7	—	—	0.9	0.9	—	—
Foreign income tax rate differential	(1.5)	(3.5)	(0.8)	(8.8)	(3.7)	(3.7)	(0.5)	(0.8)
Other foreign taxes, net	1.6	3.7	0.3	3.4	2.5	2.5	1.4	2.1
Other, net	(0.7)	(1.6)	(0.2)	(1.9)	(0.5)	(0.5)	0.2	0.2
Provision for income taxes	$16.7	38.7%	$0.9	10.0%	$39.9	39.5%	$23.4	35.2%
 * Certain prior-period amounts have been reclassified to conform to current period presentation.

The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding future realization of recorded tax benefits on tax loss carryforwards for certain entities. The Company's assumptions, judgments and estimates relative to the valuation allowance of these net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount and category of future taxable income and tax planning strategies. The Company recorded a valuation allowance during 2012 to fully reserve its deferred tax assets primarily related to net operating loss carryforwards in the Philippines.

At September 30, 2012 and December 31, 2011, the Company had no material unrecognized tax benefits related to income taxes. The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement. There were no material income tax penalties or interest accrued during either of the three months or nine months ended September 30, 2012 or 2011.

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

($ in millions)	Net Sales
	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
Paper	$146.2	72.4%	$157.1	74.4%	$430.3	71.4%	$425.4	71.1%
Reconstituted Tobacco	55.8	27.6	54.1	25.6	172.6	28.6	172.7	28.9
Total Consolidated	$202.0	100.0%	$211.2	100.0%	$602.9	100.0%	$598.1	100.0%

($ in millions)	Operating Profit
	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
Paper	$25.6	58.6%	$0.5	4.5%	$50.7	48.9%	$21.3	30.8%
Reconstituted Tobacco	21.8	49.9	15.2	135.7	66.6	64.3	61.5	88.9
Unallocated	(3.7)	(8.5)	(4.5)	(40.2)	(13.7)	(13.2)	(13.6)	(19.7)
Total Consolidated	$43.7	100.0%	$11.2	100.0%	$103.6	100.0%	$69.2	100.0%

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

Summary

($ in millions, except per share amounts)	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
Net sales	$202.0	100.0%	$211.2	100.0%	$602.9	100.0%	$598.1	100.0%
Gross profit	63.8	31.6	56.3	26.7	190.7	31.6	158.6	26.5
Valuation allowance on business tax credits	0.8	0.4	15.9	7.5	0.8	0.1	15.9	2.7
Restructuring & impairment expense	0.6	0.3	6.6	3.1	24.6	4.1	8.3	1.4
Operating profit	43.7	21.6	11.2	5.3	103.6	17.2	69.2	11.6
Interest expense	0.9	0.4	1.1	0.5	2.7	0.4	1.8	0.3
Income from continuing operations	27.7	13.7	9.5	4.5	63.3	10.5	46.4	7.8
Loss from discontinued operations	—	—	(0.5)	(0.2)	—	—	(1.4)	(0.2)
Net income	27.7	13.7%	9.0	4.3%	63.3	10.5%	45.0	7.5%
Diluted earnings per share from continuing operations	$0.87		$0.30		$1.98		$1.35
Diluted earnings per share	$0.87		$0.29		$1.98		$1.31
Cash provided by operations	$50.1		$25.7		$122.4		$37.9
Capital spending	$6.4		$9.8		$20.4		$51.9

Third Quarter Highlights

Net sales were $202.0 million in the three months ended September 30, 2012, a $9.2 million decrease from $211.2 million in the prior-year quarter. The decrease was primarily due to an unfavorable $22.7 million currency impact of a declining euro compared to the U.S. dollar which was mostly offset by favorable impact of higher sales volumes.

Gross profit was $63.8 million in the three months ended September 30, 2012, a $7.5 million increase from $56.3 million in the prior-year quarter. In the third quarter 2012, gross margin improved to 31.6% from 26.7% in the prior-year quarter. The higher gross profit was primarily due to higher sales volumes. During the third quarter 2012, SWM incurred $0.6 million in restructuring and impairment expenses and $0.8 million of valuation allowances on business tax credits compared to $15.9 million of valuation allowances in the prior-year quarter. Other factors impacting the increase in operating profit were higher sales volumes and improved manufacturing costs.

Cash provided by operations was $50.1 million in the third quarter 2012, compared to a $25.7 million in the prior-year quarter. The higher cash generation during 2012 was largely due to higher net income excluding non-cash impairment charges driven by sales of higher-value products and improved manufacturing efficiencies.

Year-to-Date Highlights

Compared to the prior year-to-date period, net sales increased $4.8 million due to favorable impacts of higher sales volumes, an improved mix of products sold and increased royalties. Gross profit was $190.7 million in the nine months ended September 30, 2012, an increase of $32.1 million from the prior-year period. The gross profit margin of 31.6% increased from 26.5% in the prior-year period. The higher gross profit was primarily due to increased sales of LIP products and an increase of $8.4 million in royalty revenue in 2012. Restructuring and impairment expenses were $24.6 million and $8.3 million for the nine months ended September 30, 2012 and 2011, respectively. Operating profit was $103.6 million for the nine months ended September 30, 2012 versus $69.2 million in the prior-year period. The improved operating profit was primarily due to higher sales volumes, improved manufacturing costs and lower valuation allowances on business tax credits.

Recent Developments

In the Paper segment, restructuring expenses included $2.6 million to shutdown a paper machine at the Company's Philippine mill of which $2.1 million was related to non-cash accelerated depreciation and impairment charges. Shut down of one of the the two Philippine machines will allow more efficient operation of the remaining machine.

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

The infringement action filed on February 8, 2010 in the United States District Court for South Carolina, Charleston Division, against multiple defendants alleging infringement of the Company's United States Patent No. 6,725,867 and United States Patent No. 5,878,753 was dismissed without prejudice as to the remaining defendants on August 31, 2012.

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

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

Net Sales
(dollars in millions)

	Three Months Ended			Percent Change	Consolidated Sales Volume Change
	September 30, 2012	September 30, 2011	Change
Paper	$146.2	$157.1	$(10.9)	(6.9)%	2%
Reconstituted Tobacco	55.8	54.1	1.7	3.1	19
Total	$202.0	$211.2	$(9.2)	(4.4)%	8%

Net sales were $202.0 million in the three months ended September 30, 2012 compared with $211.2 million in the comparable prior-year period. The decrease in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$(22.7)	(10.7)%
Changes in product mix and selling prices	(3.1)	(1.5)
Changes due to royalty income	1.3	0.6
Changes due to sales volume	15.3	7.2
Total	$(9.2)	(4.4)%

•
Changes in currency exchange rates decreased net sales by $22.7 million, or 10.7%, in the three months ended September 30, 2012, and primarily reflected the impact of changes in the value of the euro compared with the U.S. dollar in 2012 versus the prior-year quarter.

•	Unfavorable changes in average selling prices and mix of products sold decreased net sales by $3.1 million.

•	Unit sales volumes increased by 8% in the three months ended September 30, 2012 versus the prior-year period.

◦	Sales volumes for the Paper segment increased by 2%

◦	Sales volumes in the Reconstituted Tobacco segment increased by 19% primarily due to timing of orders.

Paper segment net sales during the three months ended September 30, 2012 of $146.2 million decreased by $10.9 million, or 6.9%, versus $157.1 million in the prior-year quarter.  The decrease in net sales was primarily the result of $15.4 million in unfavorable foreign exchange impacts mostly due to changes in the value of the euro compared to the U.S. dollar and $4.9 million impact from lower average selling prices and an unfavorable mix of products sold. These negative impacts were partially offset by a $6.4 million favorable impact of higher sales volumes, $1.8 million tax credit gain recognized upon successful legal resolution of a business tax case in Brazil and $1.3 million in higher royalty income.

Reconstituted Tobacco segment net sales during the three months ended September 30, 2012 of $55.8 million increased by $1.7 million, or 3.1%, compared with $54.1 million in the prior-year quarter.  The increase in net sales of the Reconstituted Tobacco segment resulted from the $8.9 million impact of higher sales volumes which was partially offset by a $7.3 million unfavorable foreign exchange impacts mostly due to changes in the value of the euro compared to the U.S. dollar.

Operating Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2012	September 30, 2011	Change		2012	2011
Net Sales	$202.0	$211.2	$(9.2)	(4.4)%	100.0%	100.0%

Cost of products sold	138.2	154.9	(16.7)	(10.8)	68.4	73.3
Gross Profit	$63.8	$56.3	$7.5	13.3%	31.6%	26.7%

The increase in gross profit for the three months ended September 30, 2012 versus the prior-year quarter was primarily due to $9.9 million favorable impact of higher sales volumes of certain higher-value products. LIP regulations in the EU, which became effective during the fourth quarter of 2011, drove higher demand for LIP cigarette papers. Gross profit was also favorably impacted by $10.5 million in improved manufacturing costs and $1.3 million of royalty income from third-party license agreements. Pulp list prices were lower during the third quarter of 2012 at $850 per metric ton of northern bleached softwood kraft compared to $995 per metric ton during the prior-year quarter. However, changes in other inflationary costs, including other materials prices, energy and labor, contributed to an unfavorable impact of $3.6 million on third quarter 2012 results compared to the prior-year quarter.  Other negative factors included $3.4 million in unfavorable currency impacts primarily from the weaker euro compared to the US dollar and $3.0 million from unfavorable average selling prices and mix of products sold.

Nonmanufacturing Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2012	September 30, 2011	Change		2012	2011
Selling expense	$4.3	$5.7	$(1.4)	(24.6)%	2.1%	2.7%
Research expense	2.4	2.3	0.1	4.3	1.2	1.1
General expense	12.0	14.6	(2.6)	(17.8)	5.9	6.9
Nonmanufacturing expenses	$18.7	$22.6	$(3.9)	(17.3)%	9.2%	10.7%

Nonmanufacturing expenses in the three months ended September 30, 2012 decreased by $3.9 million to $18.7 million from $22.6 million in the prior-year quarter primarily due to lower legal expenses to defend the Company's LIP patents.

Valuation Allowance on Business Tax Credits

During the three months ended September 30, 2012, the Company recorded valuation allowances of $0.8 million against certain Philippine value-added tax credits that do not expire but may not be fully recovered due to the Company's expected mix of products sold. During the three months ended September 30, 2011, the Company recorded a $15.9 million valuation allowance against the entire carrying value of its Imposto sobre Circulaçăo de Mercadorias e Serviços, or ICMS, business tax credits in Brazil.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $0.6 million in the three months ended September 30, 2012. Restructuring expenses during the third quarter were due to $2.6 million as a result of a restructuring action to shutdown a paper machine at the Company's Philippine mill of which $2.1 million was related to non-cash accelerated depreciation and impairment charges. Partially offsetting these expenses was a $2.2 million reversal of previously recorded special termination charges as a result of a change to French retirement laws allowing earlier retirements for qualified workers, which became effective during the third quarter 2012. The change to the retirement law allows qualified workers to receive their government benefits earlier; therefore, the workers will be paid less from the Company's early retirement plan.

In the prior-year period, the Company's restructuring and impairment expense was $6.6 million related to costs to suspend the construction of the RTL Philippines facility and employee severance expenses in France.

Operating Profit
(dollars in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	September 30, 2012	September 30, 2011	Change		2012	2011
Paper	$25.6	$0.5	$25.1	N.M.	17.5%	0.3%
Reconstituted Tobacco	21.8	15.2	6.6	43.4	39.1	28.1
Unallocated expenses	(3.7)	(4.5)	0.8
Total	$43.7	$11.2	$32.5	N.M.	21.6%	5.3%
 N.M. - Not meaningful

Operating profit was $43.7 million in the three months ended September 30, 2012 compared with $11.2 million during the prior-year quarter.

The Paper segment's third quarter 2012 operating profit was $25.6 million, an increase of $25.1 million from the prior-year period.  The increase was primarily due to the following factors:

•	$15.1 million in lower valuation allowances on business tax credits

•$7.3 million in improved manufacturing costs

•	$5.7 million in favorable impacts from higher sales volumes of certain higher-value products

•	$2.6 million in lower restructuring and impairment expenses

•	$1.8 million tax credit gain recognized upon successful legal resolution of a Brazil business tax case

•	$1.3 million in increased royalty income

•	These positive factors were partially offset by $5.2 million impact from lower average selling prices and an unfavorable mix of products sold and $2.5 million in increased inflationary costs

The Reconstituted Tobacco segment's third quarter 2012 operating profit was $21.8 million, a $6.6 million increase from $15.2 million in the prior-year period.  The increase was primarily due to the following:

•	$4.2 million in higher sales volume impacts

•	$3.3 million of lower restructuring and impairment expenses

•	$3.0 million in improved manufacturing impacts

•	These positives were partially offset by $2.7 million in unfavorable currency impacts and $1.1 million in higher inflationary costs

Non-Operating Expenses

Interest expense was $0.9 million in the three months ended September 30, 2012, a decrease from $1.1 million in the comparable 2011 period.  The decrease in interest expense is due to lower average outstanding debt balances due to higher cash generated from operations. The Company capitalized $0.5 million of interest expense in the third quarter of 2011 related to the construction of the RTL facility in the Philippines and the EU LIP facility in Poland.  The weighted average effective interest rates on our debt facilities were approximately 1.6% and 2.1% for the three months ended September 30, 2012 and 2011, respectively.

Other income, net was $0.3 million during the three months ended September 30, 2012 due to foreign currency transaction gains and interest income. During the three months ended September 30, 2011, other expense was $1.1 million primarily due to foreign exchange losses.

Income Taxes

A $16.7 million provision for income taxes in the three months ended September 30, 2012 resulted in an effective tax rate of 38.7% compared with 10.0% in the prior-year quarter.  The third quarter 2012 effective tax rate was higher than the 35% statutory rate due primarily to the absence of income tax benefits for losses incurred by the RTL Philippines facility, including restructuring expenses. During the third quarter of 2011, the effective tax rate reflected start-up expenses at the Polish operation and restructuring expenses of RTL Philippines for which no income tax benefits were recorded.

 Income from Equity Affiliates

Income from equity affiliates was $1.3 million in the three months ended September 30, 2012 compared with $1.4 million during the prior-year quarter.  These results reflected the operations of the joint venture in China to produce cigarette papers, CTM, and the start-up costs of the Chinese reconstituted tobacco joint venture, CTS.

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

Net Income and Income per Share

Net income in the three months ended September 30, 2012 was $27.7 million, or $0.87 per diluted share, compared with $9.0 million, or $0.29 per diluted share, during the prior-year period.  The increase in net income was primarily due to the benefits of increased sales of LIP cigarette paper volumes in Europe and lower valuation allowances on business tax credits.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

Net Sales
(dollars in millions)

	Nine Months Ended			Percent Change	Consolidated Sales Volume Change
	September 30, 2012	September 30, 2011	Change
Paper	$430.3	$425.4	$4.9	1.2%	(4)%
Reconstituted Tobacco	172.6	172.7	(0.1)	(0.1)	9
Total	$602.9	$598.1	$4.8	0.8%	1%

Net sales were $602.9 million in nine months ended September 30, 2012 compared with $598.1 million in the comparable prior-year period. The increase in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes due to sales volume	$34.6	5.8%
Changes in product mix and selling prices	12.7	2.1
Changes due to royalty income	8.4	1.4
Changes in currency exchange rates	(50.9)	(8.5)
Total	$4.8	0.8%

•	Unit sales volumes increased by 1% in the nine months ended September 30, 2012 versus the prior-year period.

◦
Sales volumes for the Paper segment decreased by 4%. Sales volume for traditional tobacco-related paper products declined in certain markets and were partially offset by a 16% increase in LIP paper sales volume. The dollar impact of increased LIP volumes more than offset the dollar impact of the decline in traditional paper volume.

◦	Sales volumes in the Reconstituted Tobacco segment increased by 9% primarily due to higher demand of certain reconstituted tobacco leaf products.

•	Favorable changes in average selling prices due to improved sales mix positively impacted net sales by $12.7 million.

•
Changes in currency exchange rates decreased net sales by $50.9 million, or 8.5%, in the nine months ended September 30, 2012, and primarily reflected the impact of changes in the value of the euro compared with the U.S. dollar in 2012 versus the prior year.

Paper segment net sales during the nine months ended September 30, 2012 of $430.3 million increased by $4.9 million, or 1.2%, versus $425.4 million in the prior-year period.  The increase in net sales was primarily the result of $20.8 million impact of increased volumes of high-value products, $10.6 million favorable impact of an improved mix of products sold, $8.4 million of increased royalty income and a $1.8 million tax credit gain recognized upon successful legal resolution. These positives were partially offset by $36.6 million in unfavorable foreign exchange impacts mostly due to changes in the value of the euro compared to the U.S. dollar.

Reconstituted Tobacco segment net sales during the nine months ended September 30, 2012 of $172.6 million decreased by $0.1 million, or 0.1%, compared with $172.7 million in the prior-year period.  The decrease in net sales of the Reconstituted Tobacco segment resulted from $14.3 million in unfavorable foreign exchange impacts mostly due to changes in the value of the euro compared to the U.S. dollar and was mostly offset by $13.8 million favorable impact of higher sales volumes.

Operating Expenses
(dollars in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2012	September 30, 2011	Change		2012	2011
Net Sales	$602.9	$598.1	$4.8	0.8%	100.0%	100.0%

Cost of products sold	412.2	439.5	(27.3)	(6.2)	68.4	73.5
Gross Profit	$190.7	$158.6	$32.1	20.2%	31.6%	26.5%

The increase in gross profit for the nine months ended September 30, 2012 versus the prior-year period was primarily due to $34.9 million favorable impact of higher sales volumes. LIP regulations in the EU, which became effective during the fourth quarter of 2011, drove higher demand for LIP cigarette papers. Gross profit was also favorably impacted by $21.0 million in improved manufacturing costs and $8.4 million of royalty income from third-party license agreements. Inflationary increases negatively impacted gross profit by $10.0 million, currency changes had a $7.2 million unfavorable effect and changes in mix of products sold had a $9.6 million unfavorable effect. Pulp list prices were lower during the nine months ended September 30, 2012 at $860 per metric ton of northern bleached softwood kraft compared to $996 per metric ton during the prior-year period. However, changes in pulp grade usage and increases in other inflationary costs, including other materials prices, energy and labor, drove the unfavorable inflationary cost impact on year-to-date 2012 results compared to the prior-year period.

Nonmanufacturing Expenses
(dollars in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2012	September 30, 2011	Change		2012	2011
Selling expense	$16.0	$16.3	$(0.3)	(1.8)%	2.7%	2.7%
Research expense	7.2	6.7	0.5	7.5	1.2	1.1
General expense	38.5	42.2	(3.7)	(8.8)	6.4	7.1
Nonmanufacturing expenses	$61.7	$65.2	$(3.5)	(5.4)%	10.3%	10.9%

Nonmanufacturing expenses in the nine months ended September 30, 2012 decreased by $3.5 million to $61.7 million from $65.2 million in the prior-year period primarily due to lower legal expenses to defend the Company's LIP patents.

Valuation Allowance on Business Tax Credits

During the nine months ended September 30, 2012, the Company recorded valuation allowances of $0.8 million against certain Philippine value-added tax credits that do not expire but may not be fully recovered due to the Company's expected mix of products sold. During the nine months ended September 30, 2011, the Company recorded a $15.9 million valuation allowance against the entire carrying value of its Imposto sobre Circulaçăo de Mercadorias e Serviços, or ICMS, business tax credits in Brazil.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $24.6 million in the nine months ended September 30, 2012 compared to $8.3 million in the prior-year period.

During the first quarter 2012, the Company amended a supply agreement with Philip Morris-USA, a subsidiary of Altria Group Inc. The amended agreement eliminated a contractual commitment to stand ready to produce commercial quantities of banded cigarette paper. The Company considered these new terms to be a triggering event requiring evaluation of the recoverability of our Spotswood mill's banded cigarette paper production assets. Based on this analysis, which reflected management's assessment of the most likely future utilization of the mill, the Company recorded a $16.9 million impairment charge to reduce the carrying value of these assets to their fair value. In the Paper segment, restructuring expenses also included $2.6 million to shutdown a paper machine at the Company's Philippine mill of which $2.1 million was related to non-cash accelerated depreciation and impairment charges. Partially offsetting these expenses was a $2.2 million reversal of previously recorded special termination charges as a result of a change to French retirement laws allowing earlier retirements for qualified workers, which became effective during the third quarter 2012. The change to the retirement law allows qualified workers to receive their government benefits earlier; therefore, the workers will be paid less from the Company's early retirement plan.

Other Paper segment restructuring and impairment expenses were related to terminating a third-party printing agreement in the U.S. and prior restructuring plans' severances that were recorded over the remaining service periods of the affected employees.

In the Reconstituted Tobacco segment, the Company incurred $4.0 million of restructuring and impairment expense primarily due to an additional non-cash impairment charge for certain equipment at the RTL Philippines site which is being held in a mothball state while management decides whether to restart the facility.

In the prior-year period, the Company's restructuring and impairment expense was $8.3 million related to costs to suspend the construction of the RTL Philippines facility and employee severance expenses in France.

Operating Profit
(dollars in millions)

	Nine Months Ended			Percent Change	Return on Net Sales
	September 30, 2012	September 30, 2011	Change		2012	2011
Paper	$50.7	$21.3	$29.4	138.0%	11.8%	5.0%
Reconstituted Tobacco	66.6	61.5	5.1	8.3	38.6	35.6
Unallocated expenses	(13.7)	(13.6)	(0.1)
Total	$103.6	$69.2	$34.4	49.7%	17.2%	11.6%

Operating profit was $103.6 million in the nine months ended September 30, 2012 compared with $69.2 million during the prior-year period.

The Paper segment's operating profit during the nine months ended September 30, 2012 was $50.7 million, an increase of $29.4 million from the prior-year period.  The increase was primarily due to the following factors:

•	$27.9 million of favorable impacts from higher LIP sales volumes

•	$15.1 million in lower valuation allowances on business tax credits

•	$14.9 million in improved manufacturing costs resulting from cost savings and operational excellence programs

•	$8.4 million in increased royalty income

•	$1.8 million tax credit gain recognized upon successful legal resolution of a Brazilian business tax case

•
These positive factors were partially offset by $16.9 million in higher restructuring and impairment expenses, $8.2 million in increased inflationary costs, primarily other materials and labor, $11.3 million in unfavorable mix and lower selling prices and $1.5 million of unfavorable currency impacts.

The Reconstituted Tobacco segment's operating profit during the nine months ended September 30, 2012 was $66.6 million, a $5.1 million increase from $61.5 million in the prior-year period.  The increase was primarily due to a favorable $7.0 million from higher sales volumes and $5.5 million in improved manufacturing costs. These positives were partially offset by $5.7 million in unfavorable currency impacts and $1.8 million in higher inflationary costs.

Non-Operating Expenses

Interest expense was $2.7 million in the nine months ended September 30, 2012, an increase from $1.8 million in the comparable 2011 period.  The increase in interest expense is due to higher average outstanding debt balances and lack of interest capitalization on construction projects in 2012. The Company capitalized $0.9 million of interest expense in the first half of 2011 related to the construction of the RTL facility in the Philippines and the EU LIP facility in Poland.  The weighted average effective interest rates on our debt facilities were approximately 1.7% and 2.0% for the nine months ended September 30, 2012 and 2011, respectively.

Other income, net was $0.1 million during the nine months ended September 30, 2012 primarily due to foreign currency transaction gains. During the nine months ended September 30, 2011, other expense was $1.0 million primarily due to foreign currency transaction impacts net of interest income.

Income Taxes

A $39.9 million provision for income taxes in the nine months ended September 30, 2012 resulted in an effective tax rate of 39.5% compared with 35.2% in the prior-year period.  The effective tax rate for the nine months ended September 30, 2012 was higher than the 35% statutory rate primarily due to a $2.0 million valuation allowance recorded to fully reserve net deferred tax assets related to net operating loss carryforwards in the Philippines' paper manufacturing operations. Also, no income tax benefits have been recorded for losses incurred by the RTL Philippines facility, including restructuring expenses. During the 2011 period, the effective tax rate reflected start-up expenses at the Polish operation and restructuring expenses of RTL Philippines for which no income tax benefits were recorded.

 Income from Equity Affiliates

Income from equity affiliates was $2.2 million in the nine months ended September 30, 2012 compared with $3.4 million during the prior-year period.  These results reflected the operations of the joint venture in China to produce cigarette papers, CTM, and the start-up costs of the Chinese reconstituted tobacco joint venture, CTS.

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

Net Income and Income per Share

Net income in the nine months ended September 30, 2012 was $63.3 million, or $1.98 per diluted share, compared with $45.0 million, or $1.31 per diluted share, during the prior-year period.  The increase in net income was primarily due to the benefits of increased sales of LIP cigarette paper volumes in Europe and higher reconstituted tobacco volumes which were partially offset by higher restructuring and impairment expenses.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds available under our revolving credit facility with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant. As of September 30, 2012, $117.1 million of the Company's $117.8 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. The Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and currently plans to repatriate such earnings only when tax effective to do so. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.

Capital spending for full year 2012 is currently projected to be approximately $25 million to $30 million. The Company repurchased $50 million of its common shares during the nine months ended September 30, 2012. Other cash needs for full year 2012 are currently projected to range between $40 million and $45 million, including our equity investment in the RTL joint venture in China and shareholder dividends. We plan to fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities.

Cash Requirements

As of September 30, 2012, we had net operating working capital of $105.5 million and cash and cash equivalents of $117.8 million, compared with net operating working capital of $98.8 million and cash and cash equivalents of $76.5 million as of December 31, 2011.  Changes in these amounts include the impacts of changes in currency exchange rates and excess tax benefits of stock-based awards which are not included in the changes in operating working capital presented on the consolidated statements of cash flow.

Cash Flows from Operating Activities ($ in millions)	Nine Months Ended
	September 30, 2012	September 30, 2011
Net Income	$63.3	$45.0
Less: Loss from discontinued operations	—	(1.4)
Income from continuing operations	63.3	46.4
Non-cash items included in net income:
Depreciation and amortization	29.8	33.0
Impairment	22.2	3.4
Valuation allowance on business tax credits	0.8	15.9
Amortization of deferred revenue	—	(6.0)
Deferred income tax provision (benefit)	10.8	(6.3)
Pension and other postretirement benefits	1.6	(2.4)
Stock-based compensation	4.5	3.0
Income from equity affiliates	(2.2)	(3.4)
Excess tax benefits of stock-based awards	(0.1)	(9.1)
Other items	(1.1)	(3.1)
Net changes in operating working capital	(7.2)	(29.2)
Net cash provided (used) by operating activities of:
Continuing operations	122.4	42.2
Discontinued operations	—	(4.3)
Cash Provided by Operations	$122.4	$37.9

Net cash provided by operations was $122.4 million in the nine months ended September 30, 2012 compared with $37.9 million in the prior-year period.  Our net cash provided by operations changed favorably by $84.5 million in 2012 compared to the prior-year period primarily due to higher profitability excluding non-cash adjustments such as asset impairment charges and less use of working capital.

Operating Working Capital ($ in millions)	Nine Months Ended
	September 30, 2012	September 30, 2011
Changes in operating working capital
Accounts receivable	$5.3	$(28.6)
Inventories	(6.0)	(0.7)
Prepaid expenses	(0.5)	—
Accounts payable	(4.3)	(3.2)
Accrued expenses	(4.1)	5.3
Accrued income taxes	2.4	(2.0)
Net changes in operating working capital	$(7.2)	$(29.2)

In the nine months ended September 30, 2012, net changes in operating working capital contributed unfavorably to cash flow by $7.2 million. The 2012 increase in working capital was primarily driven by higher inventory to meet expected demand, improved receivable collection and timing of payments.

In the nine months ended September 30, 2011, net changes in operating working capital were unfavorable to cash flow by $29.2 million, primarily driven by increased accounts receivable due to increased sales, including a significant increase in European LIP sales.

Cash Flows from Investing Activities ($ in millions)	Nine Months Ended
	September 30, 2012	September 30, 2011
Capital spending	$(20.4)	$(51.9)
Capitalized software costs	(0.5)	(1.2)
Investment in equity affiliates, net	(18.0)	(5.3)
Other	(4.1)	2.7
Cash Used for Investing	$(43.0)	$(55.7)

Cash used for investing activities during the nine months ended September 30, 2012 was $43.0 million and was primarily capital spending and $18.0 million of net investment in equity affiliates, which consisted of $21.1 million of equity infusions into its CTS joint venture and a $3.1 million dividend from its CTM joint venture. During the prior-year period, capital spending was primarily attributable to construction of the RTL facility in the Philippines and the EU LIP facility in Poland.

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

Cash Flows from Financing Activities ($ in millions)	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash dividends paid to SWM stockholders	$(9.4)	$(7.7)
Net proceeds from borrowings	20.8	112.5
Purchases of treasury stock	(50.0)	(120.9)
Proceeds from exercises of stock options	0.1	0.3
Excess tax benefits of stock-based awards	0.1	9.1
Cash Used in Financing	$(38.4)	$(6.7)

During the nine months ended September 30, 2012, financing activities included $50.0 million of share repurchases, net proceeds from borrowings of $20.8 million and cash dividends of $9.4 million paid to SWM stockholders.

During the nine months ended September 30, 2011, financing activities included $120.9 million of share repurchases, net proceeds from borrowings of $112.5 million, excess tax benefits of $9.1 million as a result of stock-based awards having vested and cash dividends of $7.7 million paid to SWM stockholders.

Dividend Payments

We have declared and paid cash dividends of $0.15 per share of our Common Stock every fiscal quarter since the second quarter of 1996, including after the two-for-one stock split effected in August 2012. We currently expect to continue this level of quarterly dividend. Our Credit Agreement covenants require us to maintain certain financial ratios, as disclosed in Note 8, Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends.

On October 31, 2012, we announced that the Board of Directors had declared a quarterly cash dividend of $0.15 per share of Common Stock. The dividend will be payable on December 28, 2012 to stockholders of record on November 28, 2012.

Share Repurchases

We repurchased 1,481,482 shares of our common stock during the nine months ended September 30, 2012 at a cost of $50.0 million. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

In the nine months ended September 30, 2011, we repurchased 4,473,690 shares of our common stock at a cost of $120.9 million, including $105.0 million in open market purchases and $15.9 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants ($ in millions)	Nine Months Ended
	September 30, 2012	September 30, 2011
Changes in short-term debt	$1.3	$(2.9)
Proceeds from issuances of long-term debt	39.8	218.7
Payments on long-term debt	(20.3)	(103.3)
Net proceeds from borrowings	$20.8	$112.5

Net proceeds from borrowings were $41.1 million and net payments on long-term debt were $20.3 million during the nine months ended September 30, 2012.  With the current level of borrowing and forecasted results, we expect to remain in compliance with our Credit Agreement financial covenants.

The Company's five-year revolving credit facility, or Credit Agreement, provides for borrowing capacity of approximately $225 million and includes a $100 million equivalent sub-limit available in euro, as well as a $25 million equivalent sub-limit available in Philippine pesos.  Availability under the Credit Agreement was $78.6 million as of September 30, 2012. We also had availability under our bank overdraft facilities and lines of credit of $39.9 million as of September 30, 2012.

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a Maximum Net Debt to EBITDA Ratio of 3.00 and (b) Minimum Interest Coverage of 3.50. The Company was in compliance with its financial covenants at September 30, 2012.

Our total debt to capital ratios at September 30, 2012 and December 31, 2011 were 25.5% and 23.5%, respectively.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits. Our pension obligations are funded by our separate pension trusts, which held $124.1 million in assets at December 31, 2011. The combined projected benefit obligation, or PBO, of our U.S. and French pension plans was underfunded by $30.8 million as of December 31, 2011. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We were not required to make contributions to our U.S. and French pension plans during 2012; however we have voluntarily contributed $2.3 million to the U.S. pension plans during the nine months ended September 30, 2012.

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

Outlook

SWM has built a solid foundation and has great opportunities ahead to provide engineered solutions to its customers. As additional countries adopt LIP legislation, SWM is poised to leverage its strong market position in this premium application and continue to improve the margin profile of its paper business.

The Company is also set to further capitalize on growth opportunities and regulatory trends requiring more sophisticated cigarettes in design and performance. As tar delivery limits are implemented in China, SWM expects increased demand for reconstituted tobacco leaf, which we are strategically positioned to satisfy.

Challenges for the Company include continued global economic uncertainty, foreign exchange volatility and the continued decline of cigarette consumption in western markets. Actions to address on-going imbalances of demand and supply remain under consideration. SWM expects to continue driving cost reductions through our operational excellence and lean manufacturing efforts. These cost reductions are expected to deliver value to our customers and mitigate anticipated inflationary impacts.

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

•
The Company suspended construction of its Philippine RTL manufacturing site during 2011. The carrying value of the partially constructed assets is evaluated for impairment at each reporting period by assessing the recoverability of the costs based on the undiscounted cash flows of the operation, likelihood of its reactivation and alternative uses for the equipment. This evaluation could result in a decision to record an impairment of some or a substantial portion of the net book value of the RTL Philippines property, plant and equipment, which was $73.1 million as of September 30, 2012.

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

•
In recent years, governmental entities around the world, particularly in the United States, western Europe, and Brazil, have taken or have proposed actions that may have the effect of reducing consumption of tobacco products which can, in turn, reduce demand for our products. Reports with respect to the possible harmful physical effects of cigarette smoking and use of tobacco products have been publicized for many years and, together with actions to restrict or prohibit advertising and promotion of cigarettes or other tobacco products, to limit smoking in public places, to control or restrict the additives that may be used in tobacco products and to increase taxes on such products, are intended to discourage the consumption of cigarettes and other such products. Also in recent years, certain governmental entities, particularly in North America, have enacted, considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked. Furthermore, it is not possible to predict what additional legislation or regulations relating to tobacco products will be enacted, the extent that such regulations may have a direct or indirect impact on the design of our customers' products or to what extent, if any, such legislation or regulations might affect our business directly or indirectly through their impact on our customers' businesses and products.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk exposure at September 30, 2012 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

Item 4. Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2012. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table, adjusted for the August 2012 stock split, indicates the number of shares and amount of our Common Stock repurchased during 2012 and the remaining number of shares and amount of share repurchases currently authorized by our Board of Directors as of September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased As Part of Publicly Announced Programs		Maximum Amount Of Shares that May Yet be Repurchased Under the Program
			(# shares)	($ in millions)	($ in millions)
First Quarter 2012	627,120	$34.44	625,652	$21.5
Second Quarter 2012	719,802	33.48	719,802	24.1
July 2012	8,200	32.99	8,200	0.3
August 2012	126,360	32.39	126,360	4.1
September 2012	—	—	—	—
Total Year-to-Date 2012	1,481,482	$33.73	1,480,014	$50.0	$—

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flow, (v) the Consolidated Statements of Changes in Shareholders' Equity and (vi) Notes to Consolidated Financial Statements. (Furnished herewith.)

‡	These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ JEFFREY A. COOK	By:	/s/ MARK A. SPEARS
	Jeffrey A. Cook Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)		Mark A. Spears Corporate Controller (principal accounting officer)

	October 31, 2012		October 31, 2012

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Form 10-Q filing:

•	“Banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.

•	“Binder” is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.

•	“Cigarette paper” wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.

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