Form 10-K
period 2012-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2013-03-01
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the year ended December 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of the outstanding common stock, par value $0.10 per share (the “Common Stock”), held by non-affiliates of the registrant as of June 29, 2012 (the last business day of the registrant's most recently completed second fiscal quarter) was $1.0 billion, based on the last sale price for the Common Stock of $34.07 per share as adjusted for the August 2012 stock split and as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 31,385,404 shares of Common Stock issued and outstanding as of February 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to its 2013 Annual Meeting of Stockholders scheduled to be held on April 25, 2013 (“the 2013 Proxy Statement”) and filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I
Item 1. Business

GENERAL

Schweitzer-Mauduit International, Inc. (referred to, with its consolidated subsidiaries, as “we”, “us”, “our”, the “Company”, “SWM INTL” or “SWM” unless the context indicates otherwise) is a multinational diversified producer of premium specialty papers headquartered in the United States of America. We manufacture and sell paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. Tobacco industry products comprised approximately 94% of our consolidated net sales in each of the years 2010 through 2012. The primary products in the group include cigarette, plug wrap and base tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette and reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Non-tobacco products are a diverse mix of products that includes low volume, high-value engineered papers as well as commodity paper grades produced to maximize machine utilization.

We are a manufacturer of lightweight specialty papers, which are used in manufacturing ventilated cigarettes, banded papers for the production of lower ignition propensity, or LIP, cigarettes and the leading independent producer of RTL used in producing blended cigarettes. We conduct business in over 90 countries and will operate 9 production locations worldwide, with mills in the United States, Canada, France, Brazil and Poland after closing our paper mill in the Philippines and selling our paper mill in Indonesia. We also have a 50% equity interest in two joint ventures in China. The first produces cigarette and porous plug wrap papers and the second, which is under construction, will produce reconstituted tobacco leaf.

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

Our quarterly earnings conference calls are typically held the morning after our quarterly earnings releases and are available through our web site via a webcast. The tentative dates for our quarterly earnings conference calls related to 2013 financial results are May 2, 2013, August 1, 2013, November 7, 2013 and February 6, 2014. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through our web site at www.swmintl.com.

Our wholly-owned, majority-owned and controlled subsidiaries are as follows: Schweitzer-Mauduit Canada, Inc., or SM-Canada; Schweitzer-Mauduit Spain, S.L., or SM-Spain, a holding company organized under the Spanish holding company regime and the primary foreign investment holding company for SWM; SWM-Poland, Sp.zo.o., SWM Poland; SWM RTL Philippines Inc.; and Schweitzer-Mauduit International China, Limited, or SM-China, a holding company incorporated in Hong Kong. SM-China owns 50% of the equity interest in China Tobacco Mauduit (Jiangmen) Paper Industry Company Ltd., (CTM), a Sino-Foreign Equity Joint Venture with China National Tobacco Corporation, or CNTC, that manufactures and sells tobacco-related papers in China and 50% of the equity interest in China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., (CTS), a Sino-Foreign Equity Joint Venture that will manufacture reconstituted tobacco leaf. Both CTM and CTS are unconsolidated subsidiaries. We indirectly through SM-Spain have subsidiaries in France, the Philippines, Indonesia and Brazil. SM-Spain owns directly 100% of Schweitzer-Mauduit

Holding S.A.S., a French holding company, or SMH, and SMH owns 100% of Schweitzer-Mauduit Industries S.A.S., a French corporation, or SMI. Schweitzer-Mauduit International, Inc., SMH and SMI together own 100% of a second holding company Schweitzer-Mauduit France S.A.S., a French corporation, or SMF, which holds our French, Philippine and Indonesian paper operations. SMF directly owns 100% of Schweitzer-Mauduit Developpements S.A.S., a French corporation, or SMD, and SMD owns 100% of LTR Industries S.A.S., a French corporation, or LTRI, our French RTL operation. SMF directly owns 100% of two principal French operating subsidiaries, SWM Services S.A.S. (formerly known as Papeteries de Mauduit S.A.S.), or SWM-S, and Papeteries de Saint-Girons S.A.S., or PdStG, as well as 100% of PDM Philippines Industries, Inc., or PPI, and 95% of P.T. PDM Indonesia, or PT PDM. SMF indirectly owns the third principal French operating subsidiary, PDM Industries S.A.S., or PdM, as well as Papeteries de Malaucène S.A.S., or PdMal, and its subsidiary Malaucène Industries S.A.S., which filed for liquidation during December 2011 and are no longer consolidated effective with the date of the filing. SM-Spain also owns directly 99.99% of the issued and outstanding shares of Schweitzer-Mauduit do Brasil Indústria e Comércio de Papel Ltda.(formerly known as Schweitzer-Mauduit do Brasil, S.A.), our Brazilian paper operations, or SWM-B. We had no special purpose entities as of December 31, 2012.

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

Philip Morris International Inc., or PMI, Philip Morris-USA, a subsidiary of Altria Group Inc., Japan Tobacco Inc., or JTI, and British American Tobacco, or BAT, are our four largest customers and together with their respective affiliates and designated converters, accounted for 55%, 54% and 54% of the Company's 2012, 2011 and 2010 consolidated net sales, respectively. Although the total loss of one or more of these large customers could have a material adverse effect on our results of operations, this is not considered likely given the significant share that our capacity represents of the total worldwide supply available to meet the demand for cigarette-related fine papers. A material variation in demand from one or more of these customers or due to external factors such as government legislation or changes in consumer behavior, however, could result in a significant decline in demand for our products.

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

We have developed, individually or in conjunction with customers, technologies to address the market for cigarette paper for LIP cigarettes in the United States, Canada, Australia and the European Union, or EU. We are currently the leading producer of cigarette paper for LIP cigarettes and continue to actively develop the technologies for such products. We have license agreements with third parties which grants them the right to use certain of our LIP intellectual property, excluding Alginex® related intellectual properties.

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

We estimate that approximately 35% of reconstituted cigar wrapper and binder used in the U.S. market is produced internally by domestic cigar manufacturers. Our Reconstituted Tobacco segment's Ancram mill and Nuway Tobacco, a privately-held cast process manufacturer, produce the balance for the U.S. market which is not produced internally by domestic cigar manufacturers. The Ancram mill and DHT, a subsidiary of NV Deli Maatschappij, are the main suppliers to the European cigar manufacturers.

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

RAW MATERIALS AND ENERGY

Wood pulp is the primary fiber used in our operations. Our operations consumed 80,000 and 83,000 metric tons of wood pulp in 2012 and 2011, respectively, all of which was purchased. Our operations also use other cellulose fibers, the most significant of which are in the form of flax fiber and tobacco leaf by-products, as the primary raw materials for Cigarette Papers and reconstituted tobacco products, respectively. While tobacco leaf by-products are generally the property of the cigarette manufacturer for whom the reconstitution is contracted, we purchase some tobacco leaf by-products for use in the production of RTL and wrapper and binder products.

Flax straw is purchased and subsequently processed into flax tow at our processing facility in Canada. The flax tow is then converted into flax pulp at pulping facilities in the United States and France. Flax tow and flax pulp is also purchased on the open market. Certain specialty papers are manufactured by our operations in France, requiring small amounts of other cellulose fibers, all of which are purchased.

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

In Brazil, where production of electricity is heavily reliant upon hydroelectric plants, availability of electricity has been affected in the past by rain variations. Over the past few years the Brazilian government has taken action to improve distribution lines, which has provided a better balance of energy use throughout the country and mitigates the risk of lost energy. Our Brazilian business currently has a sufficient supply of energy to continue its current level of operation.

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

Within the Paper segment, the U.S. operations do not calculate or maintain records of order backlogs. Its largest customer Philip Morris-USA provides forecasts of future demand, but actual orders for Cigarette Papers are typically placed two weeks in advance of shipment. In France, Cigarette Papers order backlog was approximately $19 million and $30 million on December 31, 2012 and 2011, respectively. This represented approximately 12 and 20 days of sales for the Paper operations in 2012 and 2011, respectively. The Polish and Brazilian operation do not calculate or maintain records of order backlogs. Souza Cruz, Brazil's largest customer, provides forecasts of its future demand, typically eight weeks in advance, in order for the Brazilian operations to manage production and ensure a sufficient supply to meet this customer's anticipated requirements.

The Reconstituted Tobacco segment's RTL business operates predominantly under a number of annual supply agreements. The order backlog for RTL was approximately $145 million and $152 million on December 31, 2012 and 2011, respectively.

Sales of our products are subject to significant seasonal fluctuations. In the United States and Europe, customer shutdowns of one to two weeks in duration typically occur in July and December. In Brazil, customer orders are typically lower in December due to a January and February holiday season.

RESEARCH AND DEVELOPMENT

We employ approximately 70 research and development personnel in research and laboratory facilities in Quimperlé and Spay, France, Santanésia, Brazil, Strykow, Poland, Alpharetta, Georgia, and at our soon to be discontinued or sold operations in San Pedro, Philippines and Medan, Indonesia. We are dedicated to developing Cigarette Papers, reconstituted tobacco and non-tobacco paper product innovations and improvements to meet the needs of individual customers. The development of new components for tobacco products and the development of new non-tobacco paper products are the primary focuses of these research and development functions, including several development projects for our major customers. We expensed $10.0 million in 2012, $9.3 million in 2011 and $8.5 million in 2010 on research and development. We believe that our research and product development capabilities have played an important role in establishing our reputation for high quality, superior products.

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

PATENTS AND TRADEMARKS

As of December 31, 2012, we owned 257 patents and had pending 74 patent applications covering a variety of Cigarette Papers, RTL and cigar wrapper and binder products and processes in the United States, western Europe and several other countries. We believe that such patents, together with our papermaking expertise and technical sales support, have been instrumental in establishing us as the leading worldwide supplier of Cigarette Papers. We believe that patents have contributed to our position as the world's leading independent producer of papers used for LIP cigarettes.

Management believes that our “ALGINEX®” water-based technology trademark for use in banded papers for the production of LIP cigarettes, and the “SWM” logo and trade names have been important contributors to the marketing of our products.

EMPLOYEES

As of December 31, 2012, we had 2,800 regular, full-time, active employees.

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

French Operations Hourly employees at our Quimperlé, Spay, and Saint-Girons, France mills are union represented. Our Quimperlé mill is operating pursuant to an employment agreement that expired effective December 31, 2012. Negotiations are being held at this location regarding compensation issues. The collective bargaining agreements at our Spay and Saint-Girons mills are effective through March 31, 2013 and May 31, 2013, respectively. We believe our employee relations are comparable to similar French manufacturing operations.

Brazilian Operations Hourly employees at the Pirahy mill are represented by a union. The one-year collective bargaining agreement at SWM-B was renewed through May 31, 2013. We believe that employee relations are positive and comparable to similar Brazilian manufacturing operations.

Polish Operations Employees at our Strykow, Poland facility are non-union. We believe that employee relations in Poland are positive.

ENVIRONMENTAL MATTERS

Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, Brazil and Canada were $0.6 million in 2012 and are expected to be $1 million or less in each of the next two years, of which no material amounts were or are expected to be the result of environmental fines or settlements. These expenditures are not expected to have a material adverse effect on our financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in our plans, changes in legal requirements or other factors.

WORKING CAPITAL

We normally maintain approximately 60 to 90 days of inventories to support our operations. Our sales terms average between 15 and 60 days for payment by our customers, dependent upon the products and markets served. For a portion of our business, particularly our French operation's export sales, extended terms are provided. With respect to our accounts payable, we typically carry approximately a 30 to 60 day level, in accordance with our purchasing terms, which vary by business location. The accounts payable balance varies in relationship to changes in our manufacturing operations, particularly due to changes in prices of wood pulp and purchased energy and the level and timing of capital expenditures related to projects in progress.

EXECUTIVE OFFICERS

The names and ages of the Named Executive Officers as of March 1, 2013, together with certain biographical information, are as follows:

Name	Age	Position
Frédéric P. Villoutreix	48	Chairman of the Board and Chief Executive Officer
Otto R. Herbst	53	Chief Operating Officer & Executive Vice President Paper Business
Michel Fievez	55	Executive Vice President, Reconstituted Tobacco Business
Wilfred A. Martinez	59	Vice President, LIP
Jeffrey A. Cook	58	Executive Vice President, Chief Financial Officer and Treasurer
Mark A. Spears	50	Corporate Controller

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

Item 1A. Risk Factors

Factors That May Affect Future Results

Many factors outside our control could impact future financial results. While not an exhaustive list, the following important factors could cause our actual results for 2013 and beyond to differ materially from those expressed in any forward-looking statements we have made.

Our business can be impacted by governmental actions relating to tobacco products.

In 2012, approximately 94% of our net sales were from products used by the tobacco industry in making cigarettes or other tobacco products. Governments around the world, particularly in the United States, Brazil and western Europe, increasingly are regulating the advertising, promotion, sale, components of manufacture and use of tobacco products as a result of reports and speculation with respect to the possible harmful physical effects of cigarette smoking, second-hand smoke and use of tobacco products. In addition, tobacco products are heavily taxed in many jurisdictions. Cigarette consumption in the United States and western Europe has declined, in part due to these actions, which, in turn, have decreased demand for our products in these regions. In addition, litigation is pending against the major manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation may have on the tobacco industry or its demand for our products, but in the past, increases in taxes and litigation have adversely affected demand. In the U.S., the regulatory jurisdiction of the federal Food and Drug Administration was extended in 2009 to include tobacco products, which are now subject to product component disclosure regulations, new controls on ingredients, and additional restrictions about marketing and labeling. In Brazil, regulations limit the use of additives to cigarettes. In the European Union, the Tobacco Products Directive regulates the content, effects, marketing and labeling of tobacco products, and the ongoing phase-in of the REACH regulation (Registration, Evaluation, Authorization, and Restriction of Chemical Substances) may further restrict product ingredients. Additionally, the World Health Organization is actively promoting tobacco regulation, and other countries worldwide are in the process of adopting some or all of these restrictions. The impact of these legislative initiatives on the production and sale of our and our customers' products is not presently known.

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

On November 12, 2010, the EPO issued a Notice of Decision to Grant SWM European Patent No. 1333729.  On December 8, 2010, Julius Glatz GmbH filed a Notice of Opposition to the grant of this patent.  In September 2011, Societe Papeterie Leman, Miquel y Costas and delfortgroup each filed opposition papers and Glatz supplemented its previous filing. The EPO opened an opposition proceeding and the Company's response to the Notices of Opposition was timely filed. The Company believes that the EPO properly granted the patent and it intends to vigorously defend the patent. As a result of the world-wide LIP license agreement with SWM, delfortgroup has withdrawn from this proceeding. The action remains open with the other parties.

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

Raw materials are a significant component of the cost of the paper that we manufacture. The cost of wood pulp, which is the largest component of the raw materials that we use, is highly cyclical and can be more volatile than general consumer or producer inflationary changes in the general economy. For instance, during the period from January 2010 through December 2012, the U.S. list price of northern bleached softwood kraft pulp, or NBSK, a representative pulp grade that we use, ranged from a low of $830 per metric ton in September 2012 to a high of $1,035 per metric ton in June 2011. We periodically enter into agreements with customers under which we agree to supply products at fixed prices. As a consequence, unanticipated increases in the costs of raw materials can significantly impact our financial performance. Even where we do not have fixed-price agreements, we generally cannot pass through increases in raw material costs in a timely manner and in many instances are not able to pass through the entire increase to our customers.

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

We have manufacturing facilities in five countries, and sell products in over 90 countries, many of which are emerging and undeveloped markets. Both our manufacturing operations and our sales, depending on their location, are subject to various international business risks, including:

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

•
Changes in international trade sanctions may restrict or prohibit us from transacting business with established customers. During 2012, PdM sold €0.7 million in cigarette papers to JT International SA for distribution in Iran, and LTRI sold €1.9 million in reconstituted tobacco to Alliance One International AG for distribution in Iran. These sales were lawful, but must now be reported pursuant to the U.S. Iran Threat Reduction and Syria Human Rights Act of 2012, which requires foreign affiliates of U.S. corporations to comply with U.S. trade sanctions against Iran. In December 2012, we obtained a license from the U.S. Office of Foreign Assets Control to continue selling reconstituted tobacco for distribution in Iran. In compliance with the law, we are discontinuing sales of paper for distribution in Iran.

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

We have a combination of variable and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable rate long-term debt when we believe that it is practical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements, generally with contractual terms no longer than 24 months. There can be no certainty that our hedging activities will be successful or fully protect us from interest rate exposure.

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

Our three largest competitors are delfortgroup AG, Julius Glatz GmbH and Miquel y Costas. All three primarily operate from modern and cost-effective mills in western Europe and Asia and are capable and long-standing suppliers to the tobacco industry. Further, two, Delfort and Glatz, are privately held and the third, Miquel y Costas, is a closely held public company. Thus their financial results and other business developments and strategies are not disclosed to the same extent as ours, which provides them some advantage in dealing with customers. Given our mutual concentration in western Europe, which is a declining market and has labor laws that make reducing capacity expensive and slow, excess capacity exists and therefore price competition is acute. All have good relationships with the multinational cigarette companies, as does the Company. The multinational cigarette companies have been known to use these close relationships to support development of competitive products and facilities, especially when confronted with high value new technologies such as porous plug wrap in the past and LIP today.

As a result of the foregoing, the Company primarily faces selling price, sales volume and new product risks from its existing competitors. Currently, fine papers used to produce cigarettes are not exported from available capacity in China and other Asian locations to western multinational cigarette companies due to government taxes which limit price competitiveness and customer preferences. Should conditions change in this regard, capacity that currently is operating in China and elsewhere in Asia would present a risk to our competitive position in the developed world and place further pressure on our legacy paper production platforms. In the RTL market, demand is a function of smoke delivery regulations, the cigarette manufacturer's desire for a uniform and consistent product and the cost of recycling the tobacco by-product scraps relative to the cost of virgin tobacco products. The enhanced capabilities provided by RTL in the area of product design and regulatory compliance are becoming more important to the end-user.

We are dependent upon a small number of customers for a significant portion of our sales. The loss of one or more of these customers could have a materially adverse effect on our business.

Four customers accounted for over 55% of our net sales in 2012. The loss of one or more of these customers, or a significant reduction in their purchases, could have a material adverse effect on our results of operations and financial results. In addition, significant consolidation has occurred among our customers, thereby increasing our dependence upon a fewer number of customers and increasing the negotiating leverage of the customers that survive. Adverse results in the negotiation of any of our significant customer contracts, the terms of which are typically negotiated every one to three years, could significantly impact our financial performance.

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

We are a member of a potentially responsible party group (Global PRP Group) that has entered into a settlement with the State of New Jersey concerning the remediation of a landfill site in Middlesex County, New Jersey. The landfill remediation has been completed. We have established a reserve of less than $0.1 million that we believe is adequate to cover our ongoing liability, but we remain exposed to post-closure operating costs over an extended period of years that cannot be fully known or estimated at this time.

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

We may from time to time consider acquisitions and that could involve confidential negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Although we seek to maintain or improve the economic fundamentals of our business, it is possible that an acquisition could impact our credit ratings or the outlook of our business. Also, acquisition opportunities are limited and present risks of failing to achieve efficient and effective integration, strategic objectives or anticipated benefits in the business. There can be no assurance that we will be able to acquire attractive businesses at favorable terms, that we will realize benefits through acquisitions or that acquisitions will be quickly accretive to earnings. Changes in our portfolio of businesses, assets and products, whether through acquisition, disposition or organic growth presents unique risks. Such activities can generate new types of liabilities, involve operations in new geographic regions with unique labor, regulatory and tax regimes as well as the execution risks associated with such activities. The ability to dispose of idled assets and the value that may be obtained relative to their book value can result in significant impairment charges. Some of these risks manifested themselves in early 2011 when we announced suspension of construction of a wholly-owned reconstituted tobacco mill in the Philippines and could be encountered in other forms as we divest our operation in Indonesia, close down and dispose of our Philippine paper mill and construct a new reconstituted tobacco mill in China through a 50% joint venture. Building a new mill is a major construction project and entails a number of risks, ranging from the possibility that the contractors and sub-contractors who are expected to build the facility and supply the necessary equipment do not perform as expected, to the possibility that there will be cost overruns or that design defects or omissions cause the mill to perform at less than projected efficiency or at less than projected capacity. In addition, commencement of production at a new mill is time consuming and requires customer testing and acceptance of the products that are produced. Also, while we anticipate sufficient demand for the mill's output, there can be no assurances that the expected demand will materialize. For more information on our expansion plans, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Restructuring activities significantly impact our business.

We began significant restructuring activities in 2006 and 2007 in France and the United States, during 2007 in Brazil and during 2012 in the Philippines that have become part of an overall effort to improve an imbalance between demand for our products and our paper production capacity as well as improve our profitability and the quality of our products. Restructuring of our existing operations involves issues that are complex, time-consuming and expensive and could significantly disrupt our business. The challenges involved in executing the remaining actions that are part of our restructuring plans include:

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

•
maintaining employee morale, retaining key employees, maintaining reasonable collective bargaining agreements and avoiding strikes, work stoppages or other forms of labor unrest while implementing restructuring programs that often include reductions in the workforce;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2012, we operated 9 production facilities (which include three fiber pulping operations) on three continents. We are closing the paper mill in the Philippines and plan to sell the paper mill in Indonesia during 2013.

Excluding the Indonesian and Philippines paper operations, as of December 31, 2012 we have approximately 116,000 metric tons of annual paper production capacity and approximately 84,000 metric tons of annual reconstituted tobacco products production capacity, dependent upon the production mix. Capacity utilization decreased in 2012 to 86% for paper products (excluding the Indonesian and Philippines paper operations) compared with 90% in 2011 (including the Indonesian and Philippines paper operations), while capacity utilization increased to 98% for reconstituted tobacco products compared with 94% in 2011. We also operate flax fiber processing operations in Canada and printing operations in France, Poland and the United States. We own each of these facilities and the associated operating equipment except for a flax tow storage facility in Winkler, Manitoba and the mill building in Strykow, Poland, which are leased.

We maintain administrative and sales offices in Alpharetta, Georgia, in Quimperlé and Spay, France, in Shanghai, China, in Piraí and Rio de Janeiro, Brazil (scheduled to close in 2013), Moscow, Russia and Strykow, Poland. The administrative and sales offices in San Pedro, Philippines will close in 2013 in conjunction with the closing of the paper mill in the Philippines and the Medan, Indonesia administrative and sale offices are included in the mill in Indonesia which is expected to be sold in 2013. Our world headquarters are also located in Alpharetta. All of these offices are owned except for those located in Alpharetta, Shanghai, Rio de Janeiro, Madrid, Moscow and Strykow.

We consider all of our facilities to be well-maintained, suitable for conducting our operations and business, and adequately insured. The RTL Philippines facility in Sto. Tomas, Philippines is being held in a mothballed state which would require additional construction work before operations commence. Production at the paper mill in San Pedro, Philippines was shut-down effective December 31, 2012.

The following are locations of our principal production facilities which are owned, except for the Strykow, Poland facility which is leased, as of December 31, 2012:

Paper Segment Production Locations	Reconstituted Tobacco Segment Production Locations
Spotswood Mill	LTR Industries Mill
Spotswood, New Jersey	Spay, France

Papeteries de Saint-Girons Mill	Ancram Mill
Saint-Girons, France	Ancram, New York

Papeteries de Mauduit Mill	RTL Philippines (construction suspended)
Quimperlé, France	Sto. Tomas, Philippines

Pirahy Mill
Piraí, Brazil

PDM Philippines Industries
San Pedro, Philippines (closed)

P.T. PDM Indonesia
Medan, Indonesia (held for sale)

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

Both assessments are presently on appeal in separate chambers of the Federal Supreme Court. Assessment 1 is before the court on a procedural question which, if decided favorably, would invalidate Assessment 1. If decided against SWM-B, Assessment 1 would then be sent back to the lower court for a decision on the merits. Assessment 2 is before the Federal Supreme Court on the merits and will be finally decided by the action of the chamber of the court hearing the matter, unless there is a prior decision by a chamber of the Federal Supreme Court on Assessment 2 that is in contradiction, in which case the conflict between the rulings of the different chambers will be decided by the Federal Supreme Court sitting as a whole. No docket entry has been made yet regarding argument on either assessment.  SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. Based on the foreign currency exchange rate at December 31, 2012, the Assessment totaled approximately $40 million, of which approximately $18 million is covered by the above-discussed indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation of the Assessment under the facts and law as presently understood.

Indemnification Matters

In connection with our spin-off from Kimberly-Clark in 1995, we undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to us that were not identified as excluded liabilities in the related agreements. As of December 31, 2012, there are no material claims pending under this indemnification.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since November 30, 1995, our common stock, $0.10 par value, or Common Stock, has been listed on the New York Stock Exchange, trading under the symbol “SWM.” On February 28, 2013, our stock closed at $36.85 per share.

The table below presents the high and low prices of our Common Stock on the New York Stock Exchange - Composite Transactions reporting system for the periods indicated.

	High	Low
2013
First Quarter (through February 28, 2013)	$36.97	$36.58

2012
Fourth Quarter	$39.40	$32.03
Third Quarter	35.39	31.18
Second Quarter	35.49	32.01
First Quarter	36.50	30.59

2011
Fourth Quarter	$37.34	$26.69
Third Quarter	31.45	25.22
Second Quarter	28.16	23.59
First Quarter	34.19	23.38
*Stock prices have been adjusted to reflect the August 2012 stock split.

Performance Graph

The following graph compares the total cumulative stockholder return on our Common Stock during the period from December 31, 2007 through December 31, 2012, with the comparable cumulative total returns of the Wilshire 5000 Index and a self-constructed peer group which reflects, but is not exactly comparable to, the Dow Jones Paper Products Index. We have selected the following companies as our peer group: Neenah Paper Inc., P.H. Glatfelter Co., Wausau Paper Corp., and Buckeye Technologies Inc.

The graph assumes that the value of the investments in the Common Stock and each index were $100 on December 31, 2007 and that all dividends were reinvested. The returns of the companies in the peer group have been weighted according to their market capitalization. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Cumulative Five Year Return

350
300
250
200
150
100
50
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
SWM
Wilshire 5000
Peer Group

Holders

As of February 28, 2013, there were 2,470 stockholders of record.

Dividends

We have declared and paid cash dividends on our Common Stock every fiscal quarter since the second quarter of 1996. We announced in February 2013 an increase in the rate of dividend from $0.15 per share to $0.30 per share for the dividend payable on March 21, 2013 to stockholders of record on February 28, 2013. Our Credit Agreement covenants require that we maintain certain financial ratios, as disclosed in Note 10, Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities, however we currently expect to continue to pay quarterly dividends at least at this new level.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information, as of December 31, 2012, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in the first column)
Equity Compensation Plans approved by stockholders:	33,000	$15.22
Equity Participation Plan (1)			—
Outside Directors Stock Plan (2)	N/A	N/A	190,343
Restricted Stock Plan (3)	N/A	N/A	1,206,354
Total approved by stockholders	N/A	N/A	1,396,697
Equity Compensation Plans not approved by stockholders:	—	—	—
Grand Total	N/A	N/A	1,396,697

N/A - Not applicable.

(1)    The Equity Participation Plan is described in Note 15, Stockholders' Equity, of the Notes to Consolidated Financial Statements appearing in Part II, Item 8 herein. This plan expired and was not renewed in 2005. Options granted while the plan was still in effect are due to expire, if not exercised, on various dates beginning by September 2013.

(2)    The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to our outside Directors for payment of their retainer fees quarterly in advance. Director's retainer fees in 2012 were $15,000 quarterly which are payable in our Common Stock. The number of shares issued each quarter is determined based on the then fair market value of the shares, which is determined in accordance with the plan at the closing price on the date one day prior to the date of distribution. Certain Directors have elected to defer receipt of quarterly retainer fees under the terms of our Deferred Compensation Plan for Non-Employee Directors, resulting in an accumulation of stock unit credits. The Director has the option, upon retirement or earlier termination from the Board of Directors, to have these stock unit credits distributed in the form of our Common Stock or cash. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as Common Stock, although declared dividends create additional stock unit credits. As of December 31, 2012, deferred retainer fees have resulted in 87,133 accumulated stock unit credits, excluding credited dividends (97,870 accumulated stock unit credits including credited dividends).

(3)    The Restricted Stock Plan is described in Note 15, Stockholders' Equity, of the Notes to Consolidated Financial Statements appearing in Part II, Item 8 herein. Shares awarded under the terms of this plan are both subject to forfeiture and cannot be sold or otherwise transferred until fully vested or such restrictions are otherwise lifted. Such shares are deemed by us to be issued and outstanding and are subject to all other financial interests, including our declared dividends. As of December 31, 2012, 433,382 shares issued under this plan remained restricted.

Recent Sales of Unregistered Securities

We had no unregistered sales of equity securities during the fiscal year ended December 31, 2012.

Repurchases of Equity Securities

The following table indicates the number of shares and amount of our Common Stock repurchased during 2012 and the remaining number of shares and amount of share repurchases currently authorized by our Board of Directors as of December 31, 2012:

	Total Number Of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased As Part of Publicly Announced Programs		Maximum Amount Of Shares that May Yet be Repurchased Under the Program
			(# shares)	($ in millions)	($ in millions)
First Quarter	627,120	$34.44	625,652	$21.5
Second Quarter	719,802	33.48	719,802	24.1
Third Quarter	134,560	32.42	134,560	4.4
October	—	—	—	—
November	—	—	—	—
December	—	—	—	—
Fourth Quarter	—	—	—	—
Full Year 2012	1,481,482	$33.73	1,480,014	$50.0	$50.0

During 2012, $50.0 million of share repurchases of SWM Common Stock were made to fully utilize a December 2011 Board of Directors authorization. In December 2012, the Board of Directors authorized the repurchase of shares of SWM Common Stock during the period December 7, 2012 to December 31, 2013 in an amount not to exceed $50.0 million. No shares have been repurchased under this new authorization through the date of this filing.

The Company sometimes uses corporate 10b5-1 plans so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. Future Common Stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes within this Annual Report on Form 10-K. The results of our Medan, Indonesia and Malaucène, France mills have been retrospectively presented as discontinued operations for all periods. All dollar amounts are in millions except per share amounts, statistical data and ratios.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Results of Operations
Net Sales	$788.1	$801.0	$727.3	$706.8	$716.3
Cost of products sold	537.2	562.1	532.1	521.1	610.8
Gross Profit	250.9	238.9	195.2	185.7	105.5
Nonmanufacturing expenses	87.4	90.0	72.8	73.6	59.4
Provision for losses on business tax credits	2.1	15.9	—	—	—
Restructuring & impairment expense	28.0	14.0	11.6	23.9	6.5
Operating Profit	133.4	119.0	110.8	88.2	39.6
Income from Continuing Operations	83.7	87.8	72.9	59.0	16.7
(Loss) income from Discontinued Operations	(3.9)	4.8	(7.6)	(23.4)	(15.8)
Net Income	79.8	92.6	65.3	35.6	0.9
Net Income Attributable to Noncontrolling Interest	—	—	—	—	0.2
Net Income Attributable to SWM	$79.8	$92.6	$65.3	$35.6	$0.7

Net Income (Loss) Per Share- Basic:
Income from continuing operations	$2.67	$2.61	$2.01	$1.89	$0.53
(Loss) income from discontinued operations	(0.13)	0.14	(0.21)	(0.75)	(0.51)
Net income per share - Basic	$2.54	$2.75	$1.80	$1.14	$0.02

Net Income (Loss) Per Share - Diluted:
Income from continuing operations	$2.64	$2.59	$1.97	$1.84	$0.52
(Loss) income from discontinued operations	(0.13)	0.14	(0.21)	(0.74)	(0.50)
Net income per share - Diluted	$2.51	$2.73	$1.76	$1.10	$0.02

Cash Dividends Declared and Paid Per Share	$0.45	$0.30	$0.30	$0.30	$0.30
EBITDA from Continuing Operations (Earnings before interest, taxes, depreciation and amortization) (1)	$178.4	$158.3	$146.7	$127.2	$74.4
Adjusted EBITDA from Continuing Operations (1)	$211.2	$188.2	$158.3	$151.1	$80.9
Percent of Net Sales
Gross Profit	31.8%	29.8%	26.8%	26.3%	14.7%
Nonmanufacturing expenses	11.1%	11.2%	10.0%	10.4%	8.3%
Financial Position
Capital spending	$27.2	$60.9	$73.7	$15.3	$35.3
Depreciation and amortization	39.4	43.1	39.6	43.5	44.5
Total Assets	886.7	841.9	850.4	791.9	728.7
Total Debt	156.0	146.0	51.8	60.1	179.8
Total debt to capital ratio	23.4%	23.5%	9.0%	11.1%	39.3%

(1)
Earnings before interest, taxes, depreciation and amortization (EBITDA) from Continuing Operations is a non-GAAP financial measure that is calculated by adding interest expense, income tax provision, net income attributable to controlling interest, depreciation and amortization expense to income (loss) from continuing operations. Adjusted EBITDA from continuing operations is a non-GAAP financial measure that is calculated by adding restructuring and impairment expense, provision for losses on business tax credits and Philippine inventory impairment to EBITDA from continuing operations. The Company believes investors' understanding of the Company's performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of the Company's ongoing results of operations. Reconciliations to income from continuing operations are as follows ($ in millions):

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Income from Continuing Operations	$83.7	$87.8	$72.9	$59.0	$16.7
Plus: Interest expense	3.4	2.6	1.7	4.3	9.5
Plus: Tax provision	51.9	30.8	39.7	25.1	6.4
Plus: Depreciation and amortization	39.4	43.1	39.6	43.5	47.4
Less: Amortization of deferred revenue	—	(6.0)	(7.2)	(5.1)	(5.8)
Plus: Net income attributable to noncontrolling interest	—	—	—	—	0.2
EBITDA from Continuing Operations	178.4	158.3	146.7	126.8	74.4
Plus: Provision for losses on business tax credits	2.1	15.9	—	—	—
Plus: Restructuring and impairment expense	28.0	14.0	11.6	23.9	6.5
Plus: Philippine inventory impairment	2.7	—	—	—	—
Adjusted EBITDA from Continuing Operations	$211.2	$188.2	$158.3	$150.7	$80.9

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

Administrative and Court Proceedings Relating to Papers for Lower Ignition Propensity Cigarettes

Results of Operations

Liquidity and Capital Resources

Other Factors Affecting Liquidity and Capital Resources

Outlook

Forward-Looking Statements

Summary

In 2012, SWM reported net income of $79.8 million on total net sales of $788.1 million. Compared to the prior year, net sales decreased $12.9 million due to unfavorable impacts of currency exchange rates and the effect of prior period royalties paid in 2011, partially offset by favorable impacts of higher sales volume and an increase in average selling price which included an improved mix of products sold.

Cash provided by operations was $174.6 million in 2012, compared to $81.5 million in 2011 due to increased profitability net of non-cash impairment charges and deferred income taxes, and a favorable net change in working capital. Uses of cash during 2012 included share repurchases of $50.0 million, $27.2 million of capital spending, $21.0 million in contributions to our joint ventures in China and $14.1 million in cash dividends paid to SWM stockholders.

Return on invested capital (ROIC), adjusted to exclude the impact of restructuring related costs and significant non-cash business tax charges, was 21.2 percent in 2012, compared to 18.7 percent in 2011. This measure reflects our determination to invest in products, projects and businesses that consistently yield returns in excess of our underlying cost of capital.

Recent Developments

In the fourth quarter of 2012, the Company decided to concentrate its Asian strategy on its two joint ventures in China. As a result, the Company is closing its Philippine paper mill and selling its Indonesian paper mill. The sale of the Indonesian mill is pending final regulatory approval and is expected to close during the first half of 2013, however as of December 31, 2012 our Indonesian mill met criterion to be treated as assets held for sale and to be classified as discontinued operations. As a result, in the statements of income and in the statements of cash flow for 2012 and all prior periods presented, the results of our Indonesian mill have been included in the results of discontinued operations. In the consolidated balance sheets, the assets and liabilities of the Medan, Indonesia mill are classified as Held-for-Sale as of December 31, 2012 and therefore, except for cash and cash equivalents, assets and liabilities of the Indonesian mill are included in other current assets and accrued expenses, respectively, as of December 31, 2012. Prior year balances have not been reclassified in the consolidated balance sheets. With respect to our Philippine paper mill, run-off operations are expected to end during early 2013; therefore, while it did not meet the criterion for classification as discontinued operations as of December 31, 2012, we expect that it will likely meet the criterion in early 2013 at which time the results of the Philippine paper mill will also begin to be presented as a discontinued operation.

In the Paper segment, restructuring expenses included $6.5 million to shutdown a paper machine at the Company's Philippine mill of which $5.3 million was related to non-cash accelerated depreciation and impairment charges.

The Company has created a long-term capital allocation strategy which is focused on the following three areas:

•	Reinvest capital in core businesses through a disciplined approach to meet global demand for value-adding solutions

•	Return at least one third of annual free cash flow to shareholders via balanced dividends and share repurchase programs

•	Retain flexibility to explore growth opportunities in current and adjacent markets with economic returns similar to or better than SWM's existing business

On February 6, 2013, the Company announced a 100% increase in the quarterly dividend effective with the dividend payable on March 21, 2013 to stockholders of record on February 28, 2013. This represents a 400% increase of the quarterly dividend compared to returns prior to our August 2012 stock split.

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

Accounting for Income Taxes

We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred income tax assets and liabilities and any valuation allowance to be recorded against a deferred income tax asset. Our judgments, assumptions and estimates take into account our interpretation of current tax laws. Changes in tax law or our interpretation of tax laws could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account projections of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position, results of operations and cash flows.

We have available net operating loss carryforwards, or NOLs, and other various tax credits in the jurisdictions in which we operate, for which we have recorded deferred tax assets totaling $37.8 million and $8.7 million, respectively, as of December 31, 2012. We record and maintain income tax valuation allowances to reduce deferred tax assets to an amount we estimate will be realizable more likely than not. Our deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards for certain entities. As a result, at December 31, 2012, we have $20.0 million of valuation allowances against certain of the deferred tax assets.

Expiration periods vary for our NOLs depending on the tax laws governing the jurisdiction where the NOL was generated. Under current tax laws, remaining NOLs in France and Brazil carry forward indefinitely, and NOLs in Spain expire in 15 years subsequent to the year generated. We have recorded a valuation allowance to fully reserve certain deferred tax assets in Brazil , since we believe that we will not generate sufficient taxable income in Brazil within an acceptable period of time given the annual utilization limitation of 30% of taxable income. We have also recorded a valuation allowance to fully reserve the net deferred tax asset balance in the Philippines as that paper mill is planned to be closed down and we do not expect to utilize those assets.

We expect sufficient future taxable income in France to fully utilize the respective French NOL carryforward deferred tax assets, and plan to utilize available tax planning strategies in France. The Company's assumptions, judgments and estimates relative to the valuation of these net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount and category of future taxable income and tax planning strategies. Actual future operating results and the underlying amount and category of income in future periods could differ from the Company's current assumptions, judgments and estimates. Although realization is not assured, the Company believes it is more likely than not that these net deferred tax assets at December 31, 2012, will be realized. Future operating losses in Brazil and the Company's paper operations in France could result in recording additional valuation allowance in a future period which could be material to our results of operations in the period that such valuation allowance was recorded. If at a future date the Company determines that the weight of the positive evidence is not sufficient to overcome the negative evidence, additional valuation allowances against these deferred tax assets to reduce the net deferred tax asset to an amount we believe will more likely than not be realizable would be recorded in the period such determination is made.

The Company was granted certain tax incentives in Poland for investment in a special economic zone. These incentives are in the form of credits granted in 2011 that are available to offset qualified taxable income through 2020. Based on granted incentives, commitments achieved, including maintaining certain employment levels, and qualified investment through December 31, 2012, the Company has a $7.7 million deferred tax asset at December 31, 2012. We expect to be able to fully utilize these credits in 2013.

At December 31, 2012, we had unrecognized tax benefits related to income taxes of $1.8 million. We had no material unrecognized tax benefits related to income taxes at December 31, 2011. Changes in tax laws or interpretations of tax laws, as well as outcomes of current and future audits conducted by foreign and domestic tax authorities, could materially impact the amounts provided for income taxes in our consolidated financial statements.

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

Property, Plant and Equipment Valuation

Paper manufacturing, which is our primary manufacturing process, is a capital intensive process. As a result, we make substantial investments in property, plant and equipment which are recorded at cost. Net property, plant and equipment comprised 45% of our total assets as of December 31, 2012. Property, plant and equipment is depreciated on the straight-line method over the estimated useful lives of the assets. Paper machines and related equipment are not subject to substantial technological changes rendering them obsolete and are generally depreciated over estimated useful lives of 20 years. In the United States, banded cigarette paper production assets at the Spotswood Mill are generally depreciated over estimated useful lives of 5 years. When indications of impairment exist, we assess the likelihood of recovering the cost of long-lived assets based on our expectation of future profitability and undiscounted cash flow of the related asset group. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Changes in management's estimates and plans could significantly impact our results of operations, financial position or cash flows.

As a result of excess capacity in the tobacco-related papers industry and increased purchased material and operating costs experienced in the last several years, competitive selling prices for certain of our products are not sufficient to cover our costs with a reasonable margin. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment of certain equipment. Over the past five years, we have restructured our operations to improve our competitiveness and profitability. As a result, we incurred significant charges related to asset impairments, accelerated depreciation and employee severances. Due to the closure of our mill in Malaucène, France, the activities of Malaucène have been retrospectively presented as a discontinued operation and as a result of filing for liquidation in December 2011, the financial position of Malaucène has been deconsolidated. The results of Company's Indonesian mill have been retrospectively presented as a discontinued operation due to the mill's pending sale.

In 2011, the Company revised its Asian RTL expansion plans and suspended the construction of the Philippine greenfield site. Due to this change, the carrying value of partially constructed assets is evaluated for impairment at each reporting period by assessing the recoverability of the costs based on the undiscounted cash flows of the operation, likelihood of its reactivation and alternative uses for the equipment. The net book value of the RTL Philippines property, plant and equipment was $74.6 million as of December 31, 2012. During 2012, the Company expected a portion of the equipment would be sold to its RTL joint venture in China. As a result, that portion of the assets was determined to be a separate group of assets for purposes of the impairment analysis, and a separate impairment analysis was performed based on the expected cash flows of the projected sale and estimated costs to be incurred in connection with that sale.

Based on the analysis that was performed, the expected proceeds net of the expected costs to be incurred was less than the carrying value of that equipment and an impairment loss of $3.1 million was recorded in 2012. As of December 31, 2012, that equipment is no longer expected to be sold and thus the equipment was included with the remainder of the assets as one group of assets again for purposes of the impairment analysis.

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

A petition to re-exam United States Patent No. 6,725,867 filed by delfortgroup in 2010 is still pending. As a result of the worldwide LIP license agreement with SWM, delfortgroup has withdrawn from this proceeding. There are no other petitioners in the action.

On June 27, 2012, the EPO granted the Company's applications for two LIP related patents, EP 2127545 and EP 2127544, that are divisional applications related to European Patent No. 1333729. Julius Glatz GmbH filed Notices of Opposition to the grants of these patents on June 28 and June 29, 2012.  We do not expect the EPO to proceed with these oppositions prior to the end of the opposition term on March 27, 2013.

Results of Operations

	For the Years Ended December 31,
	2012	2011	2010
	($ in millions, except per share amounts)
Net Sales	$788.1	$801.0	$727.3
Cost of products sold	537.2	562.1	532.1
Gross Profit	250.9	238.9	195.2
Selling expense	22.4	21.9	19.2
Research expense	10.0	9.3	8.5
General expense	55.0	58.8	45.1
Total nonmanufacturing expenses	87.4	90.0	72.8
Provision for losses on business tax credits	2.1	15.9	—
Restructuring and impairment expense	28.0	14.0	11.6
Operating Profit	133.4	119.0	110.8
Interest expense	3.4	2.6	1.7
Other income (expense), net	1.6	(2.5)	0.3
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	131.6	113.9	109.4
Provision for income taxes	51.9	30.8	39.7
Income from equity affiliates	4.0	4.7	3.2
Income from Continuing Operations	83.7	87.8	72.9
(Loss) income from Discontinued Operations	(3.9)	4.8	(7.6)
Net Income	$79.8	$92.6	$65.3

Net Income (Loss) Per Share - Basic:
Income per share from continuing operations	$2.67	$2.61	$2.01
(Loss) income per share from discontinued operations	(0.13)	0.14	(0.21)
Net income per share - basic	$2.54	$2.75	$1.80

Net Income (Loss) Per Share - Diluted:
Income per share from continuing operations	$2.64	$2.59	$1.97
(Loss) income per share from discontinued operations	(0.13)	0.14	(0.21)
Net Income per share - diluted	$2.51	$2.73	$1.76

Discontinued Operations

The results of the closed tipping mill in Malaucène, France and the Indonesian paper mill have been classified as discontinued operations. As a result, all periods presented have been retrospectively recast to exclude the discontinued operations. During 2012, the Company entered into an agreement to sell the Indonesian mill. The sale is pending final regulatory approval. The 2012 loss from discontinued operations is primarily due to an impairment charge on the long-lived assets of the Indonesian mill based on estimated future cash flows, being the expected selling price of the business. During 2011, the Malaucène mill entered liquidation resulting in a loss of control for accounting consolidation purposes. The net deficit of Malaucène was removed from the consolidated accounts resulting in the 2011 recognition of a $6.4 million net gain. Malaucène's results of operations were included in the Company's discontinued operations through the date of the 2011 liquidation filing. The $6.1 million loss in 2010 from discontinued operations of Malaucène was the result of severance being accrued over the remaining service period of the affected employees, impairment losses on certain assets and accruals for certain site clean-up costs.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Net Sales
(dollars in millions)

	2012	2011	Change	Percent Change	Consolidated Sales Volume Change
Paper	$554.6	$564.1	$(9.5)	(1.7)%	(4)%
Reconstituted Tobacco	233.5	236.9	(3.4)	(1.4)	6
Total	$788.1	$801.0	$(12.9)	(1.6)%	—%

Net sales were $788.1 million in 2012 compared with $801.0 million in 2011. The decrease in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$(55.8)	(7.0)%
Changes due to royalty income	(4.6)	(0.5)
Changes in product mix and selling prices	14.7	1.8
Changes due to sales volume	32.8	4.1
Total	$(12.9)	(1.6)%

•
Changes in currency exchange rates decreased net sales by $55.8 million, or 7.0%, in 2012, and primarily reflected the impact of changes in the value of the euro compared with the U.S. dollar in 2012 versus the prior year.

•	Royalty revenue declined by $4.6 million in 2012 primarily due to the initiation of a license agreement during 2011 for which prior-period royalties were paid.

•	Favorable changes in average selling prices and mix of products sold increased net sales by $14.7 million.

•	Total unit sales volumes were unchanged in 2012 versus the prior year.

◦	Sales volumes for the Paper segment decreased by 4%

◦	Sales volumes in the Reconstituted Tobacco segment increased by 6%

Paper segment net sales during 2012 of $554.6 million decreased by $9.5 million, or 1.7%, versus $564.1 million in the prior year.  The decrease in net sales was primarily the result of $40.4 million in unfavorable foreign exchange impacts mostly due to changes in the value of the euro compared to the U.S. dollar and $4.6 million impact from lower royalty revenue. These negative impacts were partially offset by a $18.0 million favorable impact of higher sales volumes, $15.8 million favorable impact of average selling prices and mix of products sold and $1.8 million tax credit gain recognized upon successful legal resolution of a business tax case in Brazil.

Reconstituted Tobacco segment net sales during 2012 of $233.5 million decreased by $3.4 million, or 1.4%, compared with $236.9 million in the prior year.  The decrease in net sales of the Reconstituted Tobacco segment resulted from the $16.4 million unfavorable foreign exchange impacts mostly due to changes in the value of the euro compared to the U.S. dollar which was partially offset by a $12.8 million favorable impact of higher sales volumes.

Operating Expenses
(dollars in millions)

				Percent Change	Percent of Net Sales
	2012	2011	Change		2012	2011
Net Sales	$788.1	$801.0	$(12.9)	(1.6)%	100.0%	100.0%

Cost of products sold	537.2	562.1	(24.9)	(4.4)	68.2	70.2
Gross Profit	$250.9	$238.9	$12.0	5.0%	31.8%	29.8%

The increase in gross profit during 2012 versus the prior year was primarily due to $32.5 million favorable impact of higher sales volumes and average selling prices, including mix of products sold. LIP regulations in the EU, which became effective during the fourth quarter of 2011, drove higher demand for LIP cigarette papers. Our Lean Six Sigma program generated approximately $27 million of cost savings during the year, however those benefits were substantially offset by operational inefficiencies in certain locations as well as increases in inflationary costs and unfavorable currency impacts. 2011 also included start-up costs from our Poland mill which were not repeated in 2012. Pulp list prices were lower during 2012 at an average of $860 per metric ton of northern bleached softwood kraft compared to $980 per metric ton during the prior year. However, changes in pulp prices had a negligible impact on the comparison of 2012 and 2011 results. Changes in other inflationary costs, including other materials prices, energy and labor, had an unfavorable impact of $11.6 million on 2012 results compared to the prior year. Changes in currency exchange rates unfavorably impacted the gross profit comparison by $10.0 million primarily from the weaker euro compared to the US dollar. Additionally, royalty income was lower in 2012 by $4.6 million.

Nonmanufacturing Expenses
(dollars in millions)

				Percent Change	Percent of Net Sales
	2012	2011	Change		2012	2011
Selling expense	$22.4	$21.9	$0.5	2.3%	2.8%	2.7%
Research expense	10.0	9.3	0.7	7.5	1.3	1.2
General expense	55.0	58.8	(3.8)	(6.5)	7.0	7.3
Nonmanufacturing expenses	$87.4	$90.0	$(2.6)	(2.9)%	11.1%	11.2%

Nonmanufacturing expenses in 2012 decreased by $2.6 million to $87.4 million from $90.0 million in the prior year primarily due to lower legal expenses to defend the Company's LIP patents partially offset by higher transaction-related and strategic initiative expenses.

Provision for Losses on Business Tax Credits

During 2012, the Company recorded a provision for losses of $2.3 million against certain Philippine value-added tax credits that do not expire but are no longer expected to be fully recovered. During 2011, the Company recorded a $15.9 million charge to fully reserve the carrying value of its Imposto sobre Circulaçăo de Mercadorias e Serviços, or ICMS, business tax credits in Brazil.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $28.0 million in 2012, which included the following:

•
$16.9 million for an impairment charge to reduce the carrying value of the Company's Spotswood, New Jersey mill, which produces banded cigarette paper, following an amendment of the Company's supply agreement with Philip Morris USA, a subsidiary of Altria Group Inc.

•
$6.5 million resulting from restructuring actions during 2012 at our Philippine paper mill, including the decision in late 2012 to close this mill, of which $5.3 million was related to non-cash accelerated depreciation and impairment charges

•	$3.7 million of charges in connection with the RTL Philippines site where construction was suspended, of which $3.1 million represented a non-cash impairment charge on certain of the equipment

•	$1.6 million of costs to terminate a third-party printing agreement in the U.S. in conjunction with a restructuring of the U.S. LIP business

•	$2.4 million of severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions

•
Partially offsetting these expenses was a benefit of $2.5 million reversal of previously recorded special termination charges as a result of a change to French retirement laws during 2012 allowing earlier retirements for qualified workers, which will result in qualified workers receiving their government benefits earlier and, therefore, the workers will be paid less from the Company's early retirement plan.

In 2011, the Company's restructuring and impairment expense was $14.0 million, which included $7.1 million in the Paper segment for employee severances and other cash costs and $6.9 million of impairment charges on property, plant and equipment. In the Reconstituted Tobacco segment, the Company incurred $4.6 million of impairment and other costs related to the suspended construction of the RTL facility in the Philippines.

Operating Profit
(dollars in millions)

				Percent Change	Return on Net Sales
	2012	2011	Change		2012	2011
Paper	$66.1	$48.7	$17.4	35.7%	11.9%	8.6%
Reconstituted Tobacco	90.3	90.3	—	—	38.7	38.1
Unallocated expenses	(23.0)	(20.0)	(3.0)
Total	$133.4	$119.0	$14.4	12.1%	16.9%	14.9%

Operating profit was $133.4 million in 2012 compared with $119.0 million during the prior year.

The Paper segment's 2012 operating profit was $66.1 million, an increase of $17.4 million from the prior year period.  The increase was primarily due to the following factors:

•	$32.8 million in favorable impacts from higher sales volumes, substantially all from certain higher-value products

•	$13.8 million in lower provision for losses on business tax credits

•Lower non-manufacturing expenses, primarily due to approximately $9 million less in litigation expenses

•	Lack of $6.5 million of EU-LIP start-up costs incurred in 2011

•	$1.8 million tax credit gain recognized upon successful legal resolution of a Brazil business tax case

•
These positive factors were partially offset by $17.8 million of higher restructuring and impairment expense, $9.7 million impact from lower average selling prices and an unfavorable mix of products sold, $9.5 million in increased inflationary costs primarily related to other materials, $4.7 million of inventory write-offs related to closing the Philippine paper mill and a quality issue identified and resolved during the fourth quarter and $4.6 million of lower royalty income.

The Reconstituted Tobacco segment's 2012 operating profit was $90.3 million, unchanged from the prior year.  The offsetting changes were primarily due to the following:

•	$6.7 million in higher sales volume impacts

•	$2.0 million in improved manufacturing impacts

•	These positives were partially offset by $6.4 million in unfavorable currency impacts and $2.1 million in higher inflationary costs

Non-Operating Expenses

Interest expense was $3.4 million in 2012, an increase from $2.6 million in 2011.  The increase in interest expense is primarily due to less capitalized interest in 2012. The Company capitalized $1.5 million of interest expense in 2011 related to the construction of the RTL facility in the Philippines and the EU LIP facility in Poland.  The weighted average effective interest rates on our debt facilities were approximately 1.6% and 2.0% for 2012 and 2011, respectively.

Other income, net was $1.6 million during 2012 due to foreign currency transaction gains and interest income. During 2011, other expense, net was $2.5 million primarily due to foreign exchange losses net of interest income.

Income Taxes

A $51.9 million provision for income taxes in 2012 resulted in an effective tax rate of 39.4% compared with 27.0% in the prior year.  The 2012 effective tax rate was higher than the 35% statutory rate due primarily to the absence of income tax benefits for losses incurred by the RTL Philippines and Philippines paper facilities, including restructuring expenses, and a valuation allowance recorded on the net deferred tax asset of the Philippine paper business. During 2011, the effective tax rate was lower than the statutory rate primarily due to the Company's Polish operations which were granted certain tax incentives for investment in a special economic zone. These incentives were in the form of credits that are used to offset qualified taxable income. Based on granted incentives, commitments achieved, including maintaining certain employment levels and qualified investment, the Company had available credits for which we recorded deferred income tax benefits. These credits which have a remaining balance of $7.7 million at December 31, 2012, are expected to be fully utilized in 2013, after which the Company expects to pay income taxes at approximately the 19% Polish statutory income tax rate. In 2012, the Company recorded a $7.9 million valuation allowance to fully reserve its net deferred tax assets in the Philippines and in 2011 recorded a $5.9 million valuation allowance to fully reserve its net deferred tax assets in Brazil.

Income from Equity Affiliates

Income from equity affiliates was $4.0 million in 2012 compared with $4.7 million during the prior year.  These results reflected the operations of the joint venture in China to produce cigarette papers, CTM, and expenses of the Chinese reconstituted tobacco joint venture, CTS, which is currently under construction.

Discontinued Operations

Operations at our Indonesian and Malaucène mills were reported as discontinued operations for all periods presented.  Consequently, their results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts. During the fourth quarter of 2011, a Malaucène liquidation petition resulted in a loss of control. Consequently, consolidated results for 2012 do not include that entity's results.

Net Income and Income per Share

Net income in 2012 was $79.8 million, or $2.51 per diluted share, compared with $92.6 million, or $2.73 per diluted share, during the prior year.  The decrease in net income was primarily due to a loss from discontinued operation in 2012 compared to income from discontinued operations in 2011, as well as a lower effective tax rate in 2011 primarily as a result of the deferred income tax benefit recorded in that period to recognize Poland special economic zone credits.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Net Sales
(dollars in millions)

				Percent Change	Consolidated Sales Volume Change
	2011	2010	Change
Paper	$564.1	$503.7	$60.4	12.0%	(5)%
Reconstituted Tobacco	236.9	223.6	13.3	5.9	(1)
Total	$801.0	$727.3	$73.7	10.1%	(4)%

Net sales were $801.0 million in 2011 compared with $727.3 million in 2010. The increase in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes due to sales volume	$46.2	6.4%
Changes in currency exchange rates	21.3	2.9
Changes due to royalty income	17.0	2.3
Changes in product mix and selling prices	(10.8)	(1.5)
Total	$73.7	10.1%

•
Unit sales volumes decreased by 4% in 2011 versus the prior year.  Despite lower overall volumes, the $46.2 million impact of sales volume changes was favorable since the dollar impact of higher-value products offset the dollar impact of traditional products.

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

•
Changes in currency exchange rates increased net sales by $21.3 million, or 2.9%, in 2011 and primarily reflected the impact of changes in the value of the euro compared with the U.S. dollar in 2011 versus the prior year.

•
During 2011, the Company began receiving royalties on certain of its LIP patents. The $17.0 million of 2011 royalty income included a $4 million annual minimum payment, a settlement of past sales and 2011 running royalties from our agreements.

•	Unfavorable changes in selling prices and sales mix negatively impacted sales by $10.8 million.

Paper segment 2011 net sales of $564.1 million increased by $60.4 million, or 12.0%, versus $503.7 million in 2010.  The increase in net sales was primarily the result of $44.2 million impact of increased volumes of high-value products, $17.0 million of royalty income and $11.4 million in favorable foreign exchange impacts mostly due to changes in the value of the euro compared to the U.S. dollar partially offset by $12.2 million in unfavorable sales mix.

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

Operating Expenses
(dollars in millions)

				Percent Change	Percent of Net Sales
	2011	2010	Change		2011	2010
Net Sales	$801.0	$727.3	$73.7	10.1%	100.0%	100.0%

Cost of products sold	562.1	532.1	30.0	5.6	70.2	73.2
Gross Profit	$238.9	$195.2	$43.7	22.4%	29.8%	26.8%

Higher 2011 gross profit versus 2010 was due to $34.6 million higher sales volume impacts, primarily due to the effectiveness of EU LIP legislation in the fourth quarter, $15.1 million lower manufacturing costs primarily due to benefits from our operating excellence and lean manufacturing initiatives and $17.0 million of royalty income from third-party license agreements. These positives were partially offset by a $16.7 million increase in inflationary costs, primarily related to energy, and $6.5 million of start-up expenses related to European LIP.  Pulp prices moderated over the course of 2011 but on average remained higher than in 2010. The average per ton list price of northern bleached softwood kraft pulp in the United States was $980 per metric ton during 2011 compared with $960 per metric ton during 2010.

Nonmanufacturing Expenses
(dollars in millions)

				Percent Change	Percent of Net Sales
	2011	2010	Change		2011	2010
Selling expense	$21.9	$19.2	$2.7	14.1%	2.7%	2.6%
Research expense	9.3	8.5	0.8	9.4	1.2	1.2
General expense	58.8	45.1	13.7	30.4	7.3	6.2
Nonmanufacturing expenses	$90.0	$72.8	$17.2	23.6%	11.2%	10.0%

Nonmanufacturing expenses in 2011 increased by $17.2 million to $90.0 million from $72.8 million in 2010, including higher legal expenses to defend SWM LIP patents of approximately $10 million and higher expenses to support expansion of LIP in the EU.

Provision for Losses on Business Tax Credits

In 2011, the Company recorded a $15.9 million provision for losses against the entire carrying value of its Imposto sobre Circulaçăo de Mercadorias e Serviços, or ICMS, business tax credits in Brazil. The Company had been seeking a special government action to obtain tax exempt status for the paper industry to enable more rapid utilization of these credits. During the third quarter of 2011, the government of Rio de Janeiro state signed into law an action; however, the action included certain limitations on the use of these credits for the paper industry and has a finite life of 48 months. The credits do not expire.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $14.0 million in 2011 which included in the Paper segment $7.1 million for employee severance and other cash costs and $6.9 million non-cash impairment charges on long-lived assets. In the Reconstituted Tobacco segment, the Company incurred $4.6 million impairment and other costs to suspend construction of the RTL facility in the Philippines.  In 2010, the Company's restructuring and impairment expense was $11.6 million, including $9.1 million for employee severance and other cash costs and $2.5 million for non-cash impairment charges on long-lived assets including goodwill.

Operating Profit
(dollars in millions)

				Percent Change	Return on Net Sales
	2011	2010	Change		2011	2010
Paper	$48.7	$38.8	$9.9	25.5%	8.6%	7.7%
Reconstituted Tobacco	90.3	89.2	1.1	1.2	38.1	39.9
Unallocated expenses	(20.0)	(17.2)	(2.8)
Total	$119.0	$110.8	$8.2	7.4%	14.9%	15.2%

Operating profit was $119.0 million in 2011 compared with $110.8 million during the prior year.

The Paper segment's 2011 operating profit was $48.7 million, an increase of $9.9 million from 2010.  The increase was primarily due to the following factors:

•	$34.4 million in favorable sales volumes

•	$17.0 million in royalty income

•	$8.8 million in benefits from operational excellence, lean manufacturing initiatives and lower manufacturing costs

•
These positive factors were partially offset by a $15.9 million provision for losses to fully reserve the Company's ICMS business tax credits, $12.1 million in higher inflationary costs such as energy, labor and materials prices, $10 million in higher litigation expenses, $6.5 million in European LIP start-up expenses and $6.4 million in unfavorable foreign exchange impacts primarily related to the Brazilian real and U.S. dollar exchange rates.

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

Non-Operating Expenses

Interest expense was $2.6 million in 2011, an increase from $1.7 million in 2010.  The increase in interest expense is due to higher average outstanding debt balances and higher interest rates. During 2011 the Company entered into a new, larger debt facility. The Company capitalized $1.5 million and $0.7 million of interest expense in 2011 and 2010, respectively, related to the construction of the RTL facility in the Philippines and the EU LIP facility in Poland.  The weighted average effective interest rates on our debt facilities were approximately 2.0% and 1.7% for 2011 and 2010, respectively.

Other expense, net in 2011 was $2.5 million and other income, net was $0.3 million in 2010, primarily due to foreign currency transaction impacts and interest income.

Income Taxes

A $30.8 million provision for income taxes in 2011 reflected an effective tax rate of 27.0% compared with 36.3% in 2010.  The 2011 effective tax rate was lower than the statutory rate primarily due to the Company's Polish operations which were granted certain tax incentives for investment in a special economic zone. These incentives were in the form of credits that will be used to offset qualified taxable income. Based on granted incentives, commitments achieved, including maintaining certain employment levels and qualified investment through December 31, 2011, the Company had available credits for which we recorded deferred income tax benefits of $11.7 million. In 2011, the Company also recorded a $5.9 million valuation allowance to fully reserve its net deferred tax assets in Brazil. In 2010, the provision for income taxes included a $1.9 million valuation allowance that reduced the deferred tax asset for net operating loss carryforwards in Brazil.

Income from Equity Affiliates

Income from equity affiliates was $4.7 million in 2011 compared with $3.2 million during 2010.  These results reflected the operations of our joint venture in China to produce cigarette papers. The improved results reflect the joint venture's increased sales volume and favorable sales mix, including new products.

Discontinued Operations

Operations at our Malaucène, France and Medan, Indonesia mills are reported as discontinued operations for all periods presented.  Consequently, results of these mills have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts.  During the fourth quarter of 2012, the Company entered into a contract for the sale of the Indonesian mill and has classified it as Held-for Sale. During the fourth quarter of 2011, a Malaucène liquidation petition resulted in a loss of control for accounting consolidation purposes. The net deficit of Malaucène was removed from the consolidated accounts of the Company as of the date of liquidation resulting in recognition of a gain of approximately $6.4 million in 2011.

Net Income and Income per Share

Net income in 2011 was $92.6 million, or $2.73 per diluted share, compared with $65.3 million, or $1.76 per diluted share, during 2010.  The increase in net income in 2011 was primarily due to royalty income, increased sales in Europe upon the effectiveness of LIP regulations, recording deferred tax benefits for Poland's tax incentives, and a net gain on the deconsolidation of Malaucène. These positives were partially offset by higher inflationary costs, provision for losses on ICMS business taxes, higher legal expenses, start-up expenses for European LIP manufacturing and unfavorable currency exchange impacts.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds available under our revolving credit facility with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant. As of December 31, 2012, $150.5 million of the Company's $151.2 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. The Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and currently plans to repatriate such earnings only when tax effective to do so. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.

Capital spending for 2013 is projected to be approximately $30 million to $35 million. We plan to fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities.

Cash Requirements

As of December 31, 2012, we had net operating working capital of $94.6 million and cash and cash equivalents of $151.2 million, compared with net operating working capital of $98.8 million and cash and cash equivalents of $76.5 million as of December 31, 2011.  Changes in these amounts include the impacts of changes in currency exchange rates and excess tax benefits of stock-based awards which are not included in the changes in operating working capital presented on the consolidated statements of cash flow.

Cash Flows from Operating Activities ($ in millions)	For the Years Ended December 31,
	2012	2011	2010
Net Income	$79.8	$92.6	$65.3
Less: (Loss) income from discontinued operations	(3.9)	4.8	(7.6)
Income from continuing operations	83.7	87.8	72.9
Non-cash items included in net income:
Depreciation and amortization	39.4	43.1	39.6
Impairment	25.5	6.8	2.7
Provision for losses on business tax credits	2.1	15.9	—
Amortization of deferred revenue	—	(6.0)	(7.2)
Deferred income tax provision (benefit)	15.4	(15.8)	25.4
Pension and other postretirement benefits	1.0	(6.5)	2.1
Stock-based compensation	6.9	3.8	7.7
Income from equity affiliates, net of cash dividends received	(1.0)	(4.7)	(3.2)
Excess tax benefits of stock-based awards	(1.4)	(10.0)	(1.6)
Other items	(0.2)	(3.0)	(3.4)
Net changes in operating working capital	2.2	(24.0)	28.8
Net cash provided (used) by operating activities of:
Continuing operations	173.6	87.4	163.8
Discontinued operations	1.0	(5.9)	(22.7)
Cash Provided by Operations	$174.6	$81.5	$141.1

Net cash provided by operations was $174.6 million in 2012 compared with $81.5 million in 2011.  Our net cash provided by operations changed favorably by $93.1 million in 2012 compared to the prior year primarily due to increased profitability net of non-cash impairment charges and deferred income taxes, and a favorable net change in working capital.

Net cash provided by operations was $81.5 million in 2011 compared with $141.1 million in 2010.  Our net cash provided by operations changed unfavorably by $59.6 million in 2011 compared to the prior year primarily due to $24.0 million unfavorable changes in operating working capital in 2011 versus favorable changes in operating working capital in 2010 of $28.8 million, a change of $59.6 million.

Our cash provided by operations included amortization of advance payments from customers for future product purchases that were received in periods prior to the periods presented in these financial statements. These advance payments were recorded as deferred revenue, which was amortized into net sales as earned and credited to customers based upon a mutually agreed-upon amount per unit of product sales. The remaining $6.0 million of deferred revenue on our December 31, 2010 consolidated balance sheet was fully amortized in 2011.

Operating Working Capital ($ in millions)	For the Years Ended December 31,
	2012	2011	2010
Changes in operating working capital
Accounts receivable	$15.0	$(26.3)	$(15.8)
Inventories	(0.6)	(3.7)	10.0
Prepaid expenses	(0.1)	0.5	(0.1)
Accounts payable	(7.8)	(4.8)	17.6
Accrued expenses	(9.0)	2.1	(5.4)
Accrued income taxes	4.7	8.2	22.5
Net changes in operating working capital	$2.2	$(24.0)	$28.8

In 2012, net changes in operating working capital contributed favorably to cash flow by $2.2 million. The 2012 increase in working capital was primarily driven by improved receivable collection and timing of payments.

In 2011, net changes in operating working capital contributed unfavorably to cash flow by $24.0 million. The change in working capital was primarily driven by initiation of operations in Poland to support European LIP sales.

In 2010, net changes in operating working capital were favorable to cash flow by $28.8 million, primarily due to receipt of a $20 million tax refund in France and higher accounts payable. These increases were partially offset by increases in accounts receivable.

Cash Flows from Investing Activities ($ in millions)	For the Years Ended December 31,
	2012	2011	2010
Capital spending	$(27.2)	$(60.9)	$(73.7)
Capitalized software costs	(0.9)	(1.3)	(9.3)
Investment in equity affiliates, net	(21.0)	(12.2)	—
Other	(2.6)	2.3	1.8
Cash Used for Investing	$(51.7)	$(72.1)	$(81.2)

Cash used for investing activities during 2012 was $51.7 million and was primarily capital spending and $21.0 million of equity infusions into its CTS joint venture, CTS.

Cash used for investing activities in 2011was $72.1 million and was primarily capital spending to bring the RTL-Philippines site to its mothball state. The Company made equity contributions of $12.2 million to its joint ventures in China including $6.2 million to its existing paper joint venture CTM and an initial contribution of $6.0 million to CTS.

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

Capital Spending and Capitalized Software Costs

Capital spending was $27.2 million, $60.9 million and $73.7 million in 2012, 2011 and 2010, respectively.  The capital spending incurred during 2011 and 2010 was primarily due to $30.8 million and $35.9 million, respectively, for construction of a reconstituted tobacco facility in the Philippines and $9.2 million and $15.8 million in 2011 and 2010, respectively, to establish an LIP production facility for the EU in Poland.

Capitalized software costs were $0.9 million, $1.3 million and $9.3 million for 2012, 2011 and 2010, respectively, substantially all of which was to implement an enterprise-wide information system in the U.S., Brazil and Poland.

We incur spending necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, the Philippines, Indonesia, Brazil, Canada and Poland.  For these purposes, we expect to incur capital expenditures of approximately $1.0 million in 2013 and less than $1.0 million in 2014, of which no material amount is the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

Cash Flows from Financing Activities ($ in millions)	For the Years Ended December 31,
	2012	2011	2010
Cash dividends paid to SWM stockholders	$(14.1)	$(10.1)	$(10.8)
Net proceeds (repayments) from borrowings	9.3	100.5	(4.8)
Purchases of treasury stock	(50.0)	(120.9)	(19.0)
Proceeds from exercises of stock options	2.8	2.2	2.2
Excess tax benefits of stock-based awards	1.4	10.0	1.6
Cash Used in Financing	$(50.6)	$(18.3)	$(30.8)

During 2012, , financing activities included $50.0 million of share repurchases, net proceeds from borrowings of $9.3 million and cash dividends of $14.1 million paid to SWM stockholders.

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

Dividend Payments

We have declared and paid cash dividends on our Common Stock every fiscal quarter since the second quarter of 1996. We announced in February 2013 an increase in the rate of dividend from $0.15 per share to $0.30 per share for the dividend payable on March 21, 2013 to stockholders of record on February 28, 2013. Our Credit Agreement covenants require that we maintain certain financial ratios, as disclosed in Note 10, Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities, however we currently expect to continue to pay quarterly dividends at least at this new level.

Share Repurchases

We repurchased 1,481,482 shares of our common stock during 2012 at a cost of $50.0 million. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

In the year ended December 31, 2011, we repurchased 4,480,392 shares of our common stock at a cost of $120.9 million, including $105.0 million in open market purchases and $15.9 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants ($ in millions)	For the Years Ended December 31,
	2012	2011	2010
Changes in short-term debt	$(1.9)	$2.3	$3.3
Proceeds from issuances of long-term debt	43.0	226.7	48.2
Payments on long-term debt	(31.8)	(128.5)	(56.3)
Net proceeds from borrowings	$9.3	$100.5	$(4.8)

Net proceeds from long-term debt were $11.2 million and net payments on short-term debt were $1.9 million during 2012.  The Company anticipates additional borrowings of approximately $20 million to $25 million during 2013, however, debt net of cash and cash equivalents is expected to decline. With the current level of borrowing and forecasted results, we expect to remain in compliance with our Credit Agreement financial covenants.

The Company's five-year revolving credit facility, or Credit Agreement, provides for borrowing capacity of approximately $225 million and includes a $100 million equivalent sub-limit available in euro, as well as a $25 million equivalent sub-limit available in Philippine pesos.  Availability under the Credit Agreement was $85.9 million as of December 31, 2012. We also had availability under our bank overdraft facilities and lines of credit of $43.5 million as of December 31, 2012.

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a Maximum Net Debt to EBITDA Ratio of 3.00 and (b) Minimum Interest Coverage of 3.50. The Company was in compliance with its financial covenants at December 31, 2012.

Our total debt to capital ratios at December 31, 2012 and December 31, 2011 were 23.4% and 23.5%, respectively.

Other Factors Affecting Liquidity and Capital Resources

The following table represents our future contractual cash requirements for the next five years and thereafter for our long-term debt obligations and other commitments ($ in millions):

	Payments due for the years ended
Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
Current debt (1)	$4.2	$4.2	$—	$—	$—	$—	$—
Long-term debt (2)	151.8	—	2.7	3.2	142.5	3.4	—
Debt interest (3)	8.2	2.5	2.4	2.3	1.0	—	—
Restructuring obligations (4)	5.2	1.5	1.6	1.0	0.5	0.4	0.2
Minimum operating lease payments (5)	8.2	1.2	1.3	1.2	1.1	1.1	2.3
Purchase obligations - raw materials (6)	18.1	15.6	2.5	—	—	—	—
Purchase obligations - energy (7)	84.9	44.1	8.7	8.7	3.9	3.9	15.6
Other long-term liabilities (8) (9) (10)	—	—	—	—	—	—	—
Total	$280.6	$69.1	$19.2	$16.4	$149.0	$8.8	$18.1

(1)	Current debt includes borrowings against bank overdraft facilities; see Note 10, Debt, of the Notes to Consolidated Financial Statements.

(2)	See additional information regarding long-term debt in Note 10, Debt, of the Notes to Consolidated Financial Statements.

(3)
The amounts reflected in debt interest are based upon the short-term and long-term scheduled principal maturities and interest rates in effect as of December 31, 2012. Where specific maturities are not stated, such as for an overdraft line-of-credit, a repayment date coinciding with the end of the year was used for purposes of these calculations. Since our debt is largely variable interest rate debt, applicable market interest rates were assumed to be the same as at December 31, 2012 for purposes of these calculations. With respect to our variable-rate debt outstanding at December 31, 2012, a 100 basis point increase in interest rates would increase our debt interest obligation by $1.5 million in 2012. For more information regarding our outstanding debt and associated interest rates, see Note 10, Debt, of the Notes to Consolidated Financial Statements.

(4)
Restructuring obligations are more fully discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, Recent Developments and Note 9, Restructuring and Impairment Activities, of the Notes to Consolidated Financial Statements.

(5)	Minimum operating lease payments relate to our future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2012.

(6)
Purchase obligations for raw materials include our calcium carbonate purchase agreement at our mill in Quimperlé, France, in which a vendor operates an on-site calcium carbonate plant and our mill has minimum purchase quantities. See Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

(7)
Purchase obligations for energy include obligations under agreements with (1) an energy cogeneration supplier at our mills in Quimperlé and Spay, France, to supply steam and our mills have minimum purchase commitments (2) a natural gas supplier to supply and distribute 100% of the natural gas needs of our Quimperlé mill and (3) an energy supplier to supply a constant supply of electricity for our Pirahy mill in Brazil. See Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

(8)
The amounts reflected in the above table exclude $1.8 million of unrecognized tax benefits associated with uncertain tax positions for which there is no contractual obligation. We had no other long-term liabilities as defined for purposes of this disclosure by the SEC as of December 31, 2012.

(9)
The amounts reflected in other long-term liabilities do not include any amounts for our pension obligations. The pension obligations are funded by our separate pension trusts, which held $133.8 million in assets at December 31, 2012. The combined projected benefit obligation, or PBO, of our U.S. and French pension plans was underfunded by $32.4 million and $30.8 million as of December 31, 2012 and 2011, respectively. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We were not required to make contributions to our U.S. and French pension plans during 2012. We expect 2013 funding to be in compliance with the Pension Protection Act of 2006. For information regarding our long-term pension obligations and trust assets, see Note 14, Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

(10)
The amounts reflected in other long-term liabilities do not include any amounts for our postretirement healthcare and life insurance benefits. Such payments are dependent upon our retirees incurring costs and filing claims; therefore, future payments are uncertain. Our net payments under these plans were approximately $1 million in both of the years ended December 31, 2012 and 2011. Based on this past experience, we currently expect our share of the net payments to be approximately $1 million during 2013 for these benefits. For more information regarding our retiree healthcare and life insurance benefit obligations, see Note 14, Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

Outlook

SWM has built a solid foundation and has opportunities ahead to provide value adding solutions to our customers. For example, as additional countries adopt LIP legislation, we intend to leverage our technology and excellent reputation in this premium application to serve our customers' increasing needs for those products, which in turn should continue to improve the margin profile of our paper business.

The Company also seeks to capitalize on growth opportunities and regulatory trends requiring more sophisticated cigarettes in design and performance. For example, as tar delivery limits are implemented in China, SWM expects increased demand for reconstituted tobacco leaf, which we are strategically positioned to satisfy with our new joint venture in China.

Challenges for the Company include continued global economic uncertainty, foreign exchange volatility and the continued decline of cigarette consumption in western markets which creates increased competitive pressure worldwide. SWM expects to continue driving cost reductions through our operational excellence and lean manufacturing efforts. These cost reductions are expected to deliver value to our customers and help mitigate anticipated inflationary and competitive pressures. In addition, we are evaluating other actions to address ongoing imbalances of demand and supply, particularly as tobacco industry growth is occurring primarily in regions such as Asia, in an effort to continue providing competitive and high quality value adding solutions in growing markets.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act.  These statements include those in the “Outlook” section and our expectations elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operation, and in “Risk Factors” in Item 1A.  They also include statements containing “expect,” “anticipate,” “project,” “appears,” “should,” “could,” “may,” “typically” and similar words.  Actual results may differ materially from the results suggested by these statements for a number of reasons, including the following:

•
SWM has manufacturing facilities in 5 countries, two joint ventures in China, and sells products in over 90 countries. As a result, it is subject to a variety of import and export tax, foreign currency, labor and other regulations within these countries. Changes in these regulations, adverse interpretations or applications, as well as changes in currency exchange rates, could adversely impact the Company's business in a variety of ways, including increasing expenses, decreasing sales, limiting its ability to repatriate funds and generally limiting its ability to conduct business.

•
The Company's sales are concentrated to a limited number of customers. In 2012, 55% of its sales were to its four largest customers. The loss of one or more of these customers, or a significant reduction in one or more of these customers' purchases, particularly those that impact our higher value LIP papers or reconstituted tobacco, could have a material adverse effect on the Company's results of operations.

•
The Company's financial performance is materially impacted by sales of both reconstituted tobacco products and cigarette paper for lower ignition propensity cigarettes. A significant change in sales or production volumes, pricing or manufacturing costs of these products could have a material impact on future financial results.

•
As a result of excess capacity in the tobacco-related papers industry and increased operating costs, competitive levels of selling prices for certain of the Company's products are not sufficient to cover those costs with a margin that the Company considers reasonable. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment charges for certain equipment as well as employee severance expenses associated with downsizing activities. The Company will continue to disclose any such material actions as they are announced to affected employees or otherwise become certain and will continue to provide updates to any previously disclosed expectations of expenses associated with such actions.

•
The Company suspended construction of its Philippine RTL manufacturing site during 2011. The carrying value of the partially constructed assets is evaluated for impairment at each reporting period by assessing the recoverability of the costs based on the undiscounted cash flows of the operation, likelihood of its reactivation and alternative uses for the equipment. This evaluation could result in a decision to record an impairment of some or a substantial portion of the net book value of the RTL Philippines property, plant and equipment, which was $74.6 million as of December 31, 2012.

•
The demand for our reconstituted tobacco leaf product is subject to change depending on the rate at which this product is included by our customers in the blend that forms the column of tobacco in their various cigarette brands as well as the supply and cost of natural tobacco leaf, which serves to an extent as a substitute for reconstituted tobacco. A change in the inclusion rate or the dynamics of the natural leaf tobacco market can have a material effect on the volume of reconstituted tobacco sales, the price for reconstituted tobacco or both, either of which can have a material effect on our earnings from that product line. In past years, the Company has experienced the adverse effects for one or more years related to changes in the demand and supply relationship for natural leaf.

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

We utilize forward and swap contracts and, to a lesser extent, option contracts to selectively hedge our exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with money center banks, insurance companies or government agencies, collectively known as counterparties. We expect to continue to apply forward currency hedging in our Brazilian operations through 2016. As of December 31, 2012, a 10% unfavorable change in the exchange rate of our functional currencies and those of our subsidiaries against the prevailing market rates of non-local currencies involving our transactional exposures would have resulted in a net pre-tax loss of approximately $4 million. These hypothetical gains or losses on foreign currency contracts and transactional exposures are defined as the difference between the contract rates and the hypothetical exchange rates. While we believe the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates could be material to our results of operations, we reduce this risk by selectively hedging our exposure when it is practical and economical to do so.

Interest Rate Risk

We hold a combination of variable-rate and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable-rate, long-term debt when it is practical and economical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. We have utilized variable-to-fixed interest rate swap agreements, typically with contractual terms no longer than 24 months. Our strategy to manage exposure to interest rate changes did not change during 2012, and we do not expect any significant changes in our exposure to interest rate changes or in how such exposure is managed in the near future. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in fair market value of fixed-rate debt due to differences between current market interest rates and the rates governing these instruments. With respect to our fixed-rate debt outstanding at December 31, 2012, a 10% change in interest rates would not result in a material change in the fair market value of such debt and with respect to our variable-rate debt outstanding at December 31, 2012, a 100 basis point increase in interest rates would result in a less than $2 million impact to our future annual pre-tax earnings.

Commodity Price Risk

We are subject to commodity price risks, the most significant of which relates to the price of wood pulp, which is our largest single component of raw material cost. The per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. During the period from January 2010 through December 2012, the U.S. list price of northern bleached softwood kraft pulp, or NBSK, a representative pulp grade that we use, ranged from a low of $830 per metric ton in September 2012 to a high of $1,035 per metric ton in June 2011. We normally maintain approximately 30 to 60 days of inventories to support our operations. As a result, there is a lag in the impact of changes in the per ton list price of wood pulp on our cost of products sold. Selling prices of our paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, we have been able to increase our selling prices in response to increased per ton wood pulp costs and have generally reduced our selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact our earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. We have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton wood pulp prices would impact our future annual pre-tax earnings by approximately $5 million, assuming no compensating change in our selling prices. We believe that, while our exposure to commodity price risk is material to our results of operations, our customers understand such risk and over time changes in the price of wood pulp are typically reflected in selling prices.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
Net Sales	$788.1	$801.0	$727.3
Cost of products sold	537.2	562.1	532.1
Gross Profit	250.9	238.9	195.2

Selling expense	22.4	21.9	19.2
Research expense	10.0	9.3	8.5
General expense	55.0	58.8	45.1
Total nonmanufacturing expenses	87.4	90.0	72.8

Provision for losses on business tax credits	2.1	15.9	—
Restructuring and impairment expense	28.0	14.0	11.6
Operating Profit	133.4	119.0	110.8
Interest expense	3.4	2.6	1.7
Other income (expense), net	1.6	(2.5)	0.3
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	131.6	113.9	109.4

Provision for income taxes	51.9	30.8	39.7
Income from equity affiliates	4.0	4.7	3.2
Income from Continuing Operations	83.7	87.8	72.9
(Loss) income from Discontinued Operations	(3.9)	4.8	(7.6)
Net Income	$79.8	$92.6	$65.3

Net Income (Loss) per Share - Basic:
Income per share from continuing operations	$2.67	$2.61	$2.01
(Loss) income per share from discontinued operations	(0.13)	0.14	(0.21)
Net income per share – basic	$2.54	$2.75	$1.80

Net Income (Loss) per Share – Diluted:
Income per share from continuing operations	$2.64	$2.59	$1.97
(Loss) income per share from discontinued operations	(0.13)	0.14	(0.21)
Net income per share – diluted	$2.51	$2.73	$1.76

Weighted Average Shares Outstanding:

Basic	30,986,200	33,230,200	35,373,400

Diluted	31,341,900	33,486,800	36,098,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	For the Years Ended December 31,
	2012	2011	2010
Net Income	$79.8	$92.6	$65.3
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	9.9	(17.6)	0.2
Less: Reclassification adjustment for translation adjustments realized upon deconsolidation of foreign subsidiary	—	(1.0)	—

Unrealized (gains) losses on derivative instruments	(0.4)	0.6	7.5
Less: Reclassification adjustment for gains on derivative instruments included in net income	(1.4)	(5.5)	(8.0)

Net gain from postretirement benefit plans	(4.5)	(1.1)	(3.7)
Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	5.5	(1.4)	(1.2)
Other Comprehensive Income (Loss)	9.1	(26.0)	(5.2)
Comprehensive Income	$88.9	$66.6	$60.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$151.2	$76.5
Accounts receivable, net	95.4	112.3
Inventories	111.6	113.8
Income taxes receivable	—	2.9
Current deferred income tax benefits	13.5	18.2
Other current assets	10.3	3.3
Total Current Assets	382.0	327.0

Property, Plant and Equipment, net	401.4	428.8
Deferred Income Tax Benefits	10.5	11.8
Investment in Equity Affiliates	61.2	38.7
Goodwill and Intangible Assets	6.1	7.1
Other Assets	25.5	31.8
Total Assets	$886.7	$845.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$4.2	$5.0
Accounts payable	45.6	53.7
Income taxes payable	1.3	—
Accrued expenses	75.8	82.1
Total Current Liabilities	126.9	140.8

Long-Term Debt	151.8	141.0
Pension and Other Postretirement Benefits	41.5	42.3
Deferred Income Tax Liabilities	28.4	19.8
Other Liabilities	26.3	25.4
Total Liabilities	374.9	369.3
Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 31,209,866 and 37,587,298 shares issued at December 31, 2012 and 2011, respectively; 31,201,106 and 32,366,884 shares outstanding at December 31, 2012 and 2011, respectively	3.1	3.8
Additional paid-in-capital	41.0	211.7
Common stock in treasury, at cost, 8,760 and 5,220,414 shares at December 31, 2012 and 2011, respectively	(0.3)	(132.1)
Retained earnings	483.4	417.0
Accumulated other comprehensive loss, net of tax	(15.4)	(24.5)
Total Stockholders’ Equity	511.8	475.9
Total Liabilities and Stockholders’ Equity	$886.7	$845.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009 (as adjusted for stock split)	37,266,470	$3.8	$205.7	1,516,700	$(14.0)	$280.0	$6.7	$482.2
Net income						65.3		65.3
Other comprehensive loss, net of tax							(5.2)	(5.2)
Dividends declared ($0.30 per share)						(10.8)		(10.8)
Restricted stock issuances, net			(8.6)	(906,946)	8.6			—
Stock-based employee compensation expense			7.7					7.7
Excess tax benefits of stock-based employee compensation			1.6					1.6
Stock issued to directors as compensation	4,906		0.2					0.2
Issuance of shares for options exercised	171,572		2.2					2.2
Purchases of treasury stock				777,388	(19.0)			(19.0)
Balance, December 31, 2010	37,442,948	$3.8	$208.8	1,387,142	$(24.4)	$334.5	$1.5	$524.2
Net income						92.6		92.6
Other comprehensive loss, net of tax							(26.0)	(26.0)
Dividends declared ($0.30 per share)						(10.1)		(10.1)
Restricted stock issuances,net			(13.2)	(647,120)	13.2			—
Stock-based employee compensation expense			3.8					3.8
Excess tax benefits of stock-based employee compensation			10.0					10.0
Stock issued to directors as compensation	4,276		0.1					0.1
Issuance of shares for options exercised	140,074		2.2	—				2.2
Purchases of treasury stock				4,480,392	(120.9)			(120.9)
Balance, December 31, 2011	37,587,298	$3.8	$211.7	5,220,414	$(132.1)	$417.0	$(24.5)	$475.9
Net income						79.8		79.8
Other comprehensive income, net of tax							9.1	9.1
Dividends declared ($0.45 per share)						(14.1)		(14.1)
Restricted stock issuances, net			(3.4)	(137,026)	3.4			—
Stock-based employee compensation expense			6.9					6.9
Excess tax benefits of stock-based employee compensation			1.4					1.4
Stock issued to directors as compensation	1,778		—					—
Issuance of shares for options exercised	176,900		2.8					2.8
Share reissuance and cancellation to fulfill stock split	(6,556,110)	(0.7)	(178.4)	(6,556,110)	178.4	0.7		—
Purchases of treasury stock				1,481,482	(50.0)			(50.0)
Balance, December 31, 2012	31,209,866	$3.1	$41.0	8,760	$(0.3)	$483.4	$(15.4)	$511.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)

	For the Years Ended December 31,
	2012	2011	2010
Operations
Net income	$79.8	$92.6	$65.3
Less: (Loss) income from discontinued operations	(3.9)	4.8	(7.6)
Income from continuing operations	83.7	87.8	72.9
Non-cash items included in net income:
Depreciation and amortization	39.4	43.1	39.6
Impairment	25.5	6.8	2.7
Provision for losses on business tax credits	2.1	15.9	—
Amortization of deferred revenue	—	(6.0)	(7.2)
Deferred income tax provision (benefit)	15.4	(15.8)	25.4
Pension and other postretirement benefits	1.0	(6.5)	2.1
Stock-based compensation	6.9	3.8	7.7
Income from equity affiliates, net of cash dividends received	(1.0)	(4.7)	(3.2)
Excess tax benefits of stock-based awards	(1.4)	(10.0)	(1.6)
Other items	(0.2)	(3.0)	(3.4)
Changes in operating working capital:
Accounts receivable	15.0	(26.3)	(15.8)
Inventories	(0.6)	(3.7)	10.0
Prepaid expenses	(0.1)	0.5	(0.1)
Accounts payable	(7.8)	(4.8)	17.6
Accrued expenses	(9.0)	2.1	(5.4)
Accrued income taxes	4.7	8.2	22.5
Net changes in operating working capital	2.2	(24.0)	28.8
Net cash provided (used) by operating activities of:
- Continuing operations	173.6	87.4	163.8
- Discontinued operations	1.0	(5.9)	(22.7)
Cash Provided by Operations	174.6	81.5	141.1
Investing
Capital spending	(27.2)	(60.9)	(73.7)
Capitalized software costs	(0.9)	(1.3)	(9.3)
Investment in equity affiliates, net	(21.0)	(12.2)	—
Other investing	(2.6)	2.3	1.8
Cash Used for Investing	(51.7)	(72.1)	(81.2)
Financing
Cash dividends paid to SWM stockholders	(14.1)	(10.1)	(10.8)
Changes in short-term debt	(1.9)	2.3	3.3
Proceeds from issuances of long-term debt	43.0	226.7	48.2
Payments on long-term debt	(31.8)	(128.5)	(56.3)
Purchases of treasury stock	(50.0)	(120.9)	(19.0)
Proceeds from exercise of stock options	2.8	2.2	2.2
Excess tax benefits of stock-based awards	1.4	10.0	1.6
Cash Used in Financing	(50.6)	(18.3)	(30.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.4	(1.9)	1.3
Increase (Decrease) in Cash and Cash Equivalents	74.7	(10.8)	30.4
Cash and Cash Equivalents at beginning of period	76.5	87.3	56.9
Cash and Cash Equivalents at end of period	$151.2	$76.5	$87.3
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

The Company is a manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, banded and print banded papers for the production of lower ignition propensity, or LIP, cigarettes and the leading independent producer of RTL used in producing blended cigarettes. The Company conducts business in over 90 countries and currently operates 9 production locations worldwide, with mills in the United States, France, Brazil and Poland. The Company also has a 50% equity interest in two joint ventures in China.

As used in this 2012 Annual Report on Form 10-K, unless the context indicates otherwise, references to “we,” “us,” “our,” “SWM,” “Schweitzer-Mauduit” or similar terms include Schweitzer-Mauduit International, Inc. and its consolidated subsidiaries.

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

Two-for-one Stock Split

On August 1, 2012, the Company announced a two-for-one stock split of its common stock effected as a stock dividend. The stock dividend was paid on August 21, 2012 to shareholders of record on August 13, 2012. Treasury shares participated in the split. To fulfill the 18,799,861 shares needed for the stock dividend, 6,556,110 shares resulting from the split of treasury shares were reissued and distributed. To facilitate the split, the Company also issued 12,243,751 shares, net of the treasury share reissuance. The par value of common stock remains unchanged at $0.10 per share; accordingly, $1.2 million was transferred from retained earnings to common stock for the newly issued shares. All shares, per share amounts and related equity balances in this Annual Report on Form 10-K have been adjusted for all periods presented for the stock split.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and wholly-owned, majority-owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated. The Company did not have any special purpose entities during 2012, 2011 or 2010.

The Company has two joint ventures with China National Tobacco Corporation, or CNTC. CNTC is the principal operating Company under China's State Tobacco Monopoly Administration. CNTC and our subsidiary, SM-China, each own 50% of the joint ventures. The paper joint venture China Tobacco Mauduit (Jiangmen) Paper Industry Co. LTD, or CTM, produces tobacco-related papers in China. The second joint venture China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. LTD., or CTS, will produce reconstituted tobacco leaf products. The Company uses the equity method to account for both joint ventures. Investment in equity affiliates represents the Company's investment in its China joint ventures. The Company’s share of the net income of its 50% owned joint ventures in China are included in the consolidated statements of income as income from equity affiliates.

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

Royalty Income

Royalties from non-exclusive, third-party patent licenses are recognized when earned, including monies received at an agreement's initiation attributable to past sales. The Company recognizes up-front payments upon receipt when it has no future performance requirement or ongoing obligation arising from its agreements and the payment is for a separate earnings process. Minimum annual royalties received in advance are deferred and are recognized in the period earned. The Company recognized $12.4 million and $17.0 million of royalty income during 2012 and 2011, respectively, which is included in net sales in the consolidated statements of income.

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

Foreign currency risks arise from transactions and balances denominated in non-local currencies. Losses resulting from re-measurement and settlement of such transactions and balances, included in other income (expense), net, were $1.4 million, $1.6 million and $0.9 million in 2012, 2011 and 2010, respectively.

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

Gains and losses on instruments that hedge firm commitments are deferred and included in the basis of the underlying hedged items. All other hedging gains and losses are included in period income or expense based on the period-end market price of the instrument and are included in the Company's operating cash flows. See Note 11. Derivatives, for more information.

Cash and Cash Equivalents

The Company considers all highly liquid, unrestricted investments with remaining maturities of three months or less to be cash equivalents, including money market funds with no restrictions on withdrawals.

Impairment of Long-Lived Assets, Goodwill and Intangible Assets

The Company evaluates the carrying value of long-lived assets, including property and equipment, goodwill and intangible assets when events and circumstances warrant a review. Goodwill is also tested for impairment annually during the fourth quarter. Goodwill may be evaluated using a qualitative evaluation and/or a two-step test at the reporting unit level. The first step compares the book value of the reporting unit to its fair value. If the book value of a reporting unit exceeds its fair value, we perform the second step. In the second step, we determine an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The difference between the total fair value of the reporting unit and the fair value of all the assets and liabilities other than goodwill is the implied fair value of that goodwill. Any impairment loss is measured as the excess of the book value of the goodwill over the implied fair value of that goodwill. See Note 7. Goodwill and Intangible Assets for further discussion of the Company's annual impairment test results.

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

Capitalized Software Costs

The Company capitalizes certain purchases of software and software development costs in connection with major projects of software development for internal use. These costs are included in other assets on the consolidated balance sheets and are amortized using the straight-line method over the estimated useful life not to exceed seven years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred. Amortization of capitalized software was $6.6 million, $6.8 million and $5.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Accumulated amortization of capitalized software costs was $56.1 million and $49.6 million at December 31, 2012 and 2011, respectively.

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

Suspension of additional benefits for future service is considered a curtailment, and if material, necessitates a re-measurement of plan assets and PBO. As part of a re-measurement, the Company adjusts its discount rates and other actuarial assumptions, such as retirement, turnover and mortality table assumptions, as appropriate.

Comprehensive Income

Comprehensive income includes net income, as well as items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented comprehensive income in the consolidated statements of comprehensive income.

Components of accumulated other comprehensive loss were as follows ($ in millions):

	December 31,
	2012	2011
Accumulated pension and OPEB liability adjustments, net of income tax of $23.3 million and $24.8 million at December 31, 2012 and 2011, respectively	$(43.2)	$(44.2)
Accumulated unrealized gain (loss) on financial instruments, net of income tax benefit of $1.5 million and $0.6 million at December 31, 2012 and 2011, respectively	(1.4)	0.4
Accumulated unrealized foreign currency translation adjustments	29.2	19.3
Accumulated other comprehensive loss	$(15.4)	$(24.5)

Changes in the components of accumulated other comprehensive loss were as follows ($ in millions):

	For the Years Ended December 31,
	2012			2011			2010
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$2.5	$(1.5)	$1.0	$(2.0)	$(0.5)	$(2.5)	$(8.8)	$3.9	$(4.9)
Unrealized (loss) gain on derivative instruments	(2.7)	0.9	(1.8)	(7.5)	2.6	(4.9)	(0.9)	0.4	(0.5)
Unrealized foreign currency translation adjustments	9.9	—	9.9	(18.6)	—	(18.6)	0.2	—	0.2
Total	$9.7	$(0.6)	$9.1	$(28.1)	$2.1	$(26.0)	$(9.5)	$4.3	$(5.2)

Treasury Stock

Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the weighted-average cost basis.

Employee Stock Options

The Company calculates stock option expense based on the grant date fair value. Stock options have not been granted since 2005 and are not expected to be utilized by the Company in the future. A summary of the status of stock options outstanding as of December 31, 2012 and changes during the three years then ended is presented in Note 15, Stockholders' Equity.

Restricted Stock

All of the Company's restricted stock grants, including those that have been earned in the case of performance-based shares and cliff-vesting grants that are not performance based, vest upon completion of a specified period of time. The fair value of each award is equal to the share price of the Company's stock on the date of the grant. This cost is recognized over the vesting period of the respective award. A summary of outstanding restricted stock awards as of December 31, 2012 and 2011 is included in Note 15, Stockholders' Equity.

Restricted Stock Plan Performance Based Shares

The Company's, long-term incentive compensation program, or LTIP, for key executives includes an equity-based award component that is provided through its Restricted Stock Plan, or RSP. The objectives under the LTIP are established for multiple years at the beginning of a performance cycle and are intended to focus management on longer-term strategic goals. The Compensation Committee of the Board of Directors designates participants in the LTIP and RSP and determines the equity-based award opportunity in the form of restricted stock for each performance cycle, which is generally measured on the basis of a two or three-year performance period. Performance is measured on a cumulative basis and a portion of each performance cycle's restricted stock award opportunity may be earned annually. The restricted shares are considered issued and outstanding when the number of shares becomes fixed, after the annual performance is determined, and such awards vest at the end of the performance cycle or some predetermined period thereafter. The Company recognizes compensation expense with an offsetting credit to additional paid-in-capital over the performance period based on the fair value of the award at the date of grant, with compensation expense being adjusted cumulatively based on the number of shares expected to be earned according to the level of achievement of performance goals.

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

Note 3. Discontinued Operations

The Company's Medan, Indonesia mill and closed finished tipping mill in Malaucène, France have been reported as discontinued operations. For all periods presented , results of both of these mills have been removed from each individual line within the statements of income and the operating activities section of the statements of cash flow. In each case a separate line has been added for the net results of discontinued operations.

In the consolidated balance sheets, the assets and liabilities of the Medan, Indonesia mill are classified as Held-for-Sale as of December 31, 2012 and therefore, except for cash and cash equivalents, assets and liabilities of the Indonesian mill are included in other current assets and accrued expenses, respectively, as of December 31, 2012. Prior year balances have not been reclassified in the consolidated balance sheets.

The Malaucène mill filed for liquidation under applicable French law during the fourth quarter of 2011. As part of the liquidation process, a trustee was appointed to administer claims of the mill from the remaining assets of the entity. This appointment resulted in the Company's loss of control of the ability to direct the activities of Malaucène; therefore, the accounts of Malaucène have been removed from the consolidated results of the Company as of the liquidation date. The Company no longer has continuing involvement or an ongoing interest in Malaucène. The deconsolidation resulted in a $5.7 million gain during 2011, presented in the results of discontinued operations, to remove the carrying value of Malaucène's assets and liabilities and a $0.7 million tax benefit as a result of certain intercompany transaction losses which are deductible for French taxes.

Restructuring and impairment expense of discontinued operations incurred during 2012 related to an impairment charge recorded to reduce the carrying value of long-lived assets of the Indonesia mill. The Company's decision to sell the mill triggered an impairment analysis of the mill's long-lived assets. Fair value of the mill's net assets was evaluated based on the expected selling price of the business, and an impairment loss was necessary to reduce the carrying value of the long-lived assets. The Company may record an additional loss upon closing of the sale. Restructuring expense of discontinued operations incurred during 2011 primarily related to additional severances, claims from employees for additional severances and environmental remediation costs of the Malaucène, France mill.

Included in the Consolidated Balance Sheets on line items Other Current Assets and Accrued Expenses are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	December 31,
	2012	2011
Assets of discontinued operations:
Current assets	$7.7	$—
Noncurrent deferred income tax benefits	0.8	—
Other assets	0.2	—

Liabilities of discontinued operations:
Current liabilities	2.1	—

Summary financial results of discontinued operations during 2012, 2011 and 2010 were as follows ($ in millions):

	For the Years Ended December 31,
	2012	2011	2010
Net sales	$15.1	$15.2	$13.6
Restructuring and impairment expense	5.3	1.5	9.6
Gain on deconsolidation	—	5.7	—
(Loss) gain from discontinued operations before income taxes	(5.1)	3.7	(10.7)
Income tax benefit	1.2	1.1	3.1
(Loss) income from discontinued operations	(3.9)	4.8	(7.6)

Changes in the restructuring liabilities for discontinued operations during the year ended December 31, 2011 are summarized as follows ($ in millions):

2011
Balance at beginning of year	$9.2
Accruals for announced programs	1.2
Cash payments	(2.5)
Exchange rate impacts	—
Gain on deconsolidation	(7.9)
Balance at end of period	$—

Note 4. Accounts Receivable

Accounts receivable are summarized as follows ($ in millions):

	December 31,
	2012	2011
Trade receivables	$70.6	$85.5
Business tax credits, including VAT	5.6	6.1
Hedge contracts receivable	0.4	1.6
Other receivables	19.4	19.8
Less allowance for doubtful accounts and sales discounts	(0.6)	(0.7)
Total accounts receivable	$95.4	$112.3

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

	December 31,
	2012	2011
Raw materials	$31.5	$27.7
Work in process	23.4	29.4
Finished goods	36.8	36.0
Supplies and other	19.9	20.7
Total	$111.6	$113.8

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

Property, plant and equipment (and related depreciable lives) consisted of the following ($ in millions):

	December 31,
	2012	2011
Land and improvements	$27.5	$26.3
Buildings and improvements (20 to 40 years or remaining life of relevant lease)	131.3	154.4
Machinery and equipment (5 to 20 years)	674.6	669.5
Construction in progress	81.5	75.4
Gross Property, Plant and Equipment	914.9	925.6
Less: Accumulated Depreciation	513.5	496.8
Property, Plant and Equipment, net	$401.4	$428.8

Depreciation expense was $31.7 million, $34.8 million and $32.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 7. Goodwill and Intangible Assets

The Company evaluates goodwill for impairment as least annually during the fourth quarter. The annual tests during the fourth quarters of 2012 and 2011 resulted in no impairment. During the 2010 annual testing, the carrying value of goodwill related to Indonesia and Brazil, both part of the Paper segment, were found to exceed their respective implied fair values using a combination of market multiple and present value valuation methods. Country-specific risks, strengthening foreign currencies against the U.S. dollar and recent and projected operating performance were considered in the Company's determination of fair value. As a result, during 2010, the Company recorded impairment losses of $2.7 million in the Paper segment. The 2010 impairments are also the cumulative goodwill impairments.

The changes in the carrying amount of goodwill for each segment were as follows ($ in millions):

	Reconstituted Tobacco	Paper	Total
Goodwill as of January 1, 2011, gross	$5.8	$2.7	$8.5
Accumulated impairment losses	—	(2.7)	(2.7)
Goodwill as of January 1, 2011, net	5.8	—	5.8

Foreign Currency translation adjustments	(0.2)	—	(0.2)

Goodwill as of December 31, 2011, gross	5.6	2.7	8.3
Accumulated impairment losses	—	(2.7)	(2.7)
Goodwill as of December 31, 2011, net	5.6	—	5.6

Foreign Currency translation adjustments	0.1	—	0.1

Goodwill as of December 31, 2012, gross	5.7	2.7	8.4
Accumulated impairment losses	—	(2.7)	(2.7)
Goodwill as of December 31, 2012, net	$5.7	$—	$5.7

The gross carrying amount and accumulated amortization for amortizable intangible assets consisted of the following ($ in millions):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Customer-related intangibles (Reconstituted Tobacco Segment)	$10.0	$9.6	$0.4	$10.0	$8.5	$1.5

*  Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $1.1 million , $1.6 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s customer-related intangibles are amortized to expense using the 150% declining balance method over a 6-year life. The remaining customer-related intangible assets are expected to be fully amortized during 2013.

Note 8. Other Assets

Other assets consisted of the following ($ in millions):

	December 31,
	2012	2011
Capitalized software costs, net of accumulated amortization	$11.4	$17.2
Business tax credits, including VAT and ICMS (net of $17.8 million and $16.2 million reserve as of December 31, 2012 and 2011, respectively)	3.9	3.9
Grantor trust assets	7.6	6.4
Other assets	2.6	4.3
Total	$25.5	$31.8

During 2012, the Company recorded a $2.1 million provision for losses against certain business tax credits in the Philippines that do not expire but may not be fully recovered due to the Company's mix of products sold and decision to close the Philippine mill. During 2011, the Company recorded total provision for losses of $16.2 million against the entire carrying value of its ICMS credits of which $15.9 million was presented on the Consolidated Statements of Income in the line titled Provision for Losses on Business Tax Credits and $0.3 million was presented in Cost of Products Sold. These credits do not expire. The Company is still pursuing other actions to utilize the credits. Charges and credits associated with normal ongoing activity are included in Cost of Products Sold in the Consolidated Statements of Income. Future material changes as a result of new legislation or a change in our operations will be reported separately.

Grantor trust assets consist primarily of cash surrender values in Company-owned life insurance policies held by a trust to be used for the eventual payment of employee deferred compensation. These assets are restricted from Company use until all obligations are satisfied.

Note 9. Restructuring Activities

The Company incurred restructuring and impairment expenses of $28.0 million, $14.0 million and $11.6 million in the years ended December 31, 2012, 2011 and 2010, respectively.

In the Paper segment, restructuring and impairment expenses were $24.5 million, $9.4 million, and $11.4 million during the years ended December 31, 2012, 2011 and 2010, respectively. The 2012 expenses for the Paper segment were primarily related to the Company's amendment of a supply agreement with Philip Morris-USA, a subsidiary of Altria Group Inc. The amended agreement eliminated the Company's contractual commitment to stand ready to produce commercial quantities of banded cigarette paper even in the absence of firm orders. The Company considered these new terms to be a triggering event requiring evaluation of the recoverability of our Spotswood mill's banded cigarette paper production assets. Based on this analysis, which reflected management's assessment of the most likely future utilization of the mill, the Company recorded a $16.9 million impairment charge to reduce the carrying value of these assets to their fair value.

Fair value was determined by using management's estimates of market participants' discounted future cash flows and independent appraisals of certain assets, both which are considered significant unobservable inputs, or Level 3 inputs. Management used significant judgment to develop assumptions, including forecasted sales volumes, allocation of certain overhead costs attributable to the Spotswood mill and weighted average cost of capital, based on historical and projected operational performance.

Paper segment restructuring and impairment expenses in 2012 also included $6.5 million of costs to shutdown the Company's Philippine mill, a decision prompted by declining worldwide demand and resulting pressure on selling prices. Of the costs to shut down the Philippine mill, $5.3 million was related to non-cash accelerated depreciation and impairment charges. Fair value in the impairment analysis included use of independent appraisals of certain assets, a significant unobservable input, or Level 3 input. Other 2012 Paper segment restructuring expenses of $3.6 million included costs to terminate a third-party printing agreement in the U.S. and prior restructuring plans' severances that were recorded over the remaining service periods of the affected employees. Partially offsetting these 2012 expenses was a $2.5 million reversal of previously recorded special termination charges as a result of a change to French retirement laws allowing earlier retirements for qualified workers, which became effective during the third quarter 2012. The change to the retirement law allows qualified workers to receive their government benefits earlier; therefore, the workers will be paid less from the Company's early retirement plan.

Paper segment restructuring and impairment expenses during 2011 and 2010 were primarily related to the rationalization of excess capacity in the base paper manufacturing footprint, workforce reduction plans and severances that were recorded over the remaining service periods of the affected employees.

In 2010, restructuring and impairment expense also included $1.0 million of Paper segment goodwill impairment.

The Reconstituted Tobacco segment restructuring expenses were $4.1 million, $4.6 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, which were primarily expenses incurred in connection with suspending construction of the RTL facility in the Philippines and related mothballing activities. In the years ended December 31, 2012, and 2011, $3.1 million and $3.4 million in expense, respectively, were due to non-cash impairment charges for certain equipment at the RTL Philippines site. Until the middle of 2012, the Company expected a portion of the equipment would be sold to its RTL joint venture in China. As a result, that portion of the assets was determined to be a separate group of assets for purposes of the impairment analysis, and a separate impairment analysis was performed based on the expected cash flows of the projected sale and estimated costs to be incurred in connection with that sale. Based on the analysis that was performed, the expected proceeds net of the expected costs to be incurred was less than the carrying value of that equipment and impairment losses were recorded. As of December 31, 2012, that equipment is no longer expected to be sold and thus the equipment was included with the remainder of the assets as one group of assets again for purposes of the impairment analysis.

Restructuring liabilities were classified within accrued expenses in each of the consolidated balance sheets as of December 31, 2012 and 2011. Changes in the restructuring liabilities, substantially all of which are employee-related, during the years ended December 31, 2012 and 2011 are summarized as follows ($ in millions):

	2012	2011
Balance at beginning of year	$7.3	$10.0
Accruals for announced programs	2.6	7.1
Cash payments	(6.4)	(9.5)
Exchange rate impacts	(0.1)	(0.3)
Balance at end of period	$3.4	$7.3

Note 10. Debt

Total debt is summarized in the following table ($ in millions):

	December 31,
	2012	2011
Revolving Credit Agreement	$139.1	$129.4
French Employee Profit Sharing	14.7	12.2
Bank Overdrafts	2.0	3.9
Other	0.2	0.5
Total Debt	156.0	146.0
Less: Current debt	(4.2)	(5.0)
Long-Term Debt	$151.8	$141.0

Credit Agreement

In May 2011, the Company entered into an unsecured revolving credit facility, or Credit Agreement. The five-year revolving Credit Agreement provides for borrowing capacity of approximately $225 million with an option to increase borrowing capacity by $100 million and includes a $100 million equivalent sub-limit available in euro, of which €25 million was drawn at December 31, 2012, and a $25 million equivalent sub-limit available in Philippine pesos. The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a Maximum Net Debt to EBITDA Ratio of 3.00 and (b) Minimum Interest Coverage of 3.50. The Company was in compliance with its financial covenants at December 31, 2012.

Under the Credit Agreement, interest rates are based on the London Interbank Offered Rate plus an applicable margin that varies from 1.25% to 2.00% depending on the Net Debt to EBITDA Ratio, as defined in the Credit Agreement.  The Company will incur commitment fees at an annual rate of 0.20% to 0.30% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to EBITDA Ratio. As of December 31, 2012, the applicable interest rate on Credit Agreement borrowings was 1.50% on US Dollar borrowings and 1.36% on euro borrowings.

French Employee Profit Sharing

At both December 31, 2012 and 2011, long-term debt other than the Revolving Credit Agreement and Euro Revolver primarily consisted of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended to be invested in a financial institution or with their respective employer. To the extent that funds are invested with the Company, these amounts bear interest at 3.15% and 3.80% at December 31, 2012 and 2011, respectively, and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

Bank Overdrafts and Other

The Company also had bank overdraft facilities of $45.5 million and $45.1 million, at December 31, 2012 and 2011, respectively, of which $2.0 million and $3.9 million were outstanding at December 31, 2012 and 2011, respectively, and reported as current debt on the consolidated balance sheet. Interest is incurred on outstanding amounts at market rates and was 1.44% and 1.15%, respectively, at December 31, 2012 and 2011. No commitment fees are paid on the unused portion of these facilities.

Other debt consists of non-interest bearing debt with deferred capital repayment from governmental and commercial institutions primarily related to environmental capital improvements.

Interest Expense and Rate Swap Agreement

The Company capitalized $1.5 million and $0.7 million of interest expense in the years ended December 31, 2011 and 2010, respectively, due to construction of a RTL facility in the Philippines and the EU LIP facility in Poland.

The Company maintained interest rate swap agreements on portions of its long-term debt as of December 31, 2011 that fixed the LIBOR rate on $33.0 million of the Company’s variable-rate long-term debt at 2.1% through the end of March 2012. As of December 31, 2012, there were no outstanding interest rate swap agreements on the Company's debt. The impact of the swap agreement on the consolidated financial statements was not material for the years ended December 31, 2012 and 2011. See Note 11. Derivatives for more information.

Principal Repayments

Under the Credit Agreement, the Company selects an “interest period” for each of its borrowings. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company expects to continue to file notices of continuation related to its borrowings outstanding at December 31, 2012 such that those amounts are not expected to be repaid prior to the May 2016 expiration of the Credit Agreement. Following are the expected maturities for the Company's debt obligations as of December 31, 2012 ($ in millions):

2013	$4.2
2014	2.7
2015	3.2
2016	142.5
2017	3.4
Thereafter	—
Total	$156.0

Fair Value of Debt

At December 31, 2012 and 2011, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts since the interest rates were variable and based on current market indices.

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

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. Changes in the fair value of our interest rate swaps are recorded to net income each period. There were no interest rate hedge agreements as of December 31, 2012.

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2012 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$0.4	Accounts Payable	$—
Foreign exchange contracts	Other Assets	—	Other Liabilities	3.5
Total derivatives designated as hedges		$0.4		$3.5

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

The following table provides the effect derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Gain Recognized in AOCI on Derivatives, Net of Tax			Location of Gain Reclassified from AOCI into Income	Gain Reclassified from AOCI into Income
	2012	2011	2010		2012	2011	2010
Foreign exchange contracts	$(1.8)	$(4.9)	$(0.5)	Net Sales	$1.4	$5.5	$8.0

The Company's designated derivative instruments are perfectly effective. As such, there were no gains or losses, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income for the years ended December 31, 2012, 2011and 2010.

The following table provides the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives for the Year Ended December 31,
		2012	2011	2010
Interest rate contracts	Other Income / Expense	$(0.1)	$0.5	$(0.4)
Foreign exchange contracts	Other Income / Expense	(1.0)	2.6	(0.6)
Total		$(1.1)	$3.1	$(1.0)

Note 12. Accrued Expenses

Accrued expenses consisted of the following ($ in millions):

	December 31,
	2012	2011
Accrued salaries, wages and employee benefits	$43.5	$40.0
Accrued restructuring expenses - continuing operations	3.4	7.3
Deferred revenue	0.1	2.3
Accrued business taxes	2.4	4.0
Other accrued expenses	26.4	28.5
Total	$75.8	$82.1

Note 13. Income Taxes

An analysis of the provision (benefit) for income taxes from continuing operations follows ($ in millions):

	For the Years Ended December 31,
	2012	2011	2010
Current income taxes:
U.S. Federal	$16.2	$12.8	$7.5
U.S. State	1.5	1.1	0.7
Foreign	18.8	32.7	6.1
	36.5	46.6	14.3
Deferred income taxes:
U.S. Federal	(4.6)	4.6	6.0
U.S. State	(0.4)	0.4	0.5
Foreign	20.4	(20.8)	18.9
	15.4	(15.8)	25.4
Total	$51.9	$30.8	$39.7

Income from continuing operations before income taxes and income from equity affiliates included income of $85.7 million in 2012, $45.8 million in 2011, and $55.4 million in 2010 from operations outside the United States.

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows ($ in millions):

	For the Years Ended December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$46.1	35.0%	$39.9	35.0%	$38.3	35.0%
Tax benefits of foreign legal structure	(1.1)	(0.8)	(2.2)	(1.9)	(2.0)	(1.8)
Foreign tax incentives	—	—	(12.7)	(11.2)	—	—
Adjustments to valuation allowances	7.9	6.0	5.9	5.2	1.9	1.7
French business tax reclassified as income tax	2.4	1.8	2.6	2.3	2.1	1.9
Foreign income tax rate differential	(4.1)	(3.1)	(1.9)	(1.7)	(0.2)	(0.1)
Other foreign taxes, net	1.0	0.7	(0.4)	(0.3)	0.9	0.8
Other, net	(0.3)	(0.2)	(0.4)	(0.4)	(1.3)	(1.2)
Provision for income taxes	$51.9	39.4%	$30.8	27.0%	$39.7	36.3%

Tax benefits of foreign legal structure result from net foreign tax deductions from the restructuring of the Company's foreign operations in 2003. In 2011, foreign tax incentives include a net $11.8 million deferred tax benefit primarily related to recording a deferred tax asset for tax credits granted in Poland based on investment in a special economic zone offset by losses realized during the years ended December 31, 2011 and 2010 at RTL-Philippines that are not deductible for income tax purposes in the Philippines due to the presence of tax incentives. During 2012, the Company increased its valuation allowances by 7.9 million primarily attributed to fully reserving the net deferred tax assets in the Philippines and in 2011 the Company recorded a 5.9 million valuation allowance to fully reserve the net deferred tax assets in Brazil.

The Company considers the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made thereon. Upon distribution of those earnings in the form of dividends, loans to the U.S. parent, or otherwise, the Company could be liable for both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to foreign tax authorities. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with this hypothetical calculation.

Deferred income tax assets (liabilities) were comprised of the following ($ in millions):

	December 31,
Current deferred income tax assets attributable to:	2012	2011
Inventories	$0.6	$0.1
Postretirement and other employee benefits	2.1	1.9
Other accrued liabilities	4.7	3.6
Valuation allowances	(1.3)	(0.8)
Foreign tax incentives	7.7	11.7
Other	(0.3)	1.7
Net current deferred income tax assets	$13.5	$18.2
Noncurrent deferred income tax assets attributable to:
Operating loss carryforwards	$19.2	$17.3
Tax credit carryforwards	1.0	1.0
Postretirement and other employee benefits	9.9	14.1
Accumulated depreciation and amortization	(12.2)	(17.7)
Valuation allowances	(18.7)	(11.6)
Other	11.3	8.7
Net noncurrent deferred income tax assets	$10.5	$11.8
Noncurrent deferred income tax liabilities attributable to:
Accumulated depreciation and amortization	$(51.4)	$(51.8)
Operating loss carryforwards	18.6	32.0
Postretirement and other employee benefits	5.4	3.4
Other	(1.0)	(3.4)
Net noncurrent deferred income tax liabilities	$(28.4)	$(19.8)

The net noncurrent deferred income tax assets relate to the U.S., and Poland tax jurisdictions and the net noncurrent deferred income tax liabilities relate to the French and Canadian tax jurisdictions. Net deferred tax assets in Brazil, the Philippines and Spain tax jurisdictions are fully reserved by valuation allowances. Total deferred income tax assets were $74.7 million and $105.1 million at December 31, 2012 and 2011, respectively. Total deferred income tax liabilities were $79.1 million and $94.9 million at December 31, 2012 and 2011, respectively.

Net operating losses, or NOLs, have been generated due to operating losses incurred in recent periods in Brazil and the Philippines as a result of lower operating earnings together with substantial restructuring expenses incurred in Brazil, the Philippines and France. Also, NOLs have been generated since 2003 by the SMH tax group in France and by SM-Spain since its formation in 1997.

As of December 31, 2012 the Company had approximately $112.0 million of operating loss carryforwards available to reduce future taxable income. Under current tax laws, remaining NOLs in France and Brazil carry forward indefinitely, NOLs in the Philippines expire three years subsequent to the year generated and NOLs in Spain expire 15 years subsequent to the year generated. NOLs of approximately $12.0 million will expire from 2014 to 2025 if not utilized against taxable income in Spain and $16.0 million will expire in 2014 if not utilized against taxable income in the Philippines. The remaining $54.2 million and $29.8 million of NOLs are related to France and Brazil, respectively, and have no expiration date.

The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards for certain entities. The valuation allowance on deferred tax assets associated with NOLs in Spain totaled $4.2 million as of December 31, 2012, fully reserving the related deferred tax asset. The valuation allowance in Brazil totaled $6.9 million fully reserving the net deferred tax asset balance. The valuation allowance in the Philippines totaled $7.9 million fully reserving the net deferred tax asset balance. The Company's assumptions, judgments and estimates relative to the valuation of these net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount and category of future taxable income and tax planning strategies. Actual future operating results and the underlying amount and category of income in future periods could differ from the Company's current assumptions, judgments and estimates. Tax planning strategies have been implemented in France and the Company believes that deferred tax assets associated with the NOL's in France are fully realizable. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets.

The Company was granted certain tax incentives in Poland for investment in a special economic zone. These incentives are in the form of credits granted in 2011 that will offset future qualified taxable income. Based on granted incentives, commitments achieved, including maintaining certain employment levels, and qualified investment through December 31, 2012, the Company has a $7.7 million deferred tax asset at December 31, 2012, net of amounts utilized in 2012 and 2011.

In addition to its NOLs and incentive tax credits, the Company has certain U.S. state credits, primarily for investments in long-lived assets in those states at December 31, 2012. Estimated various U.S. state credits totaled $1.0 million as of December 31, 2012, of which the Company has estimated that none of these credits will be realized prior to their expiration and thus have a valuation allowance of $1.0 million at December 31, 2012.

The following table summarizes the activity related to the Company's unrecognized tax benefits related to income taxes ($ in millions):

December 31, 2012
Uncertain tax position balance at beginning of year	$—
Increases related to current year tax positions	1.8
Uncertain tax position balance at end of year	$1.8

All unrecognized tax positions would impact the Company's effective tax rate if recognized. The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement. There were no material income tax penalties or interest accrued during the years ended December 31, 2012, 2011 or 2010.

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2009.

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

The U.S. operations also have unfunded healthcare and life insurance benefit plans, or OPEB plans, which cover substantially all of its retirees through age 65. Certain employees who retained benefits under the terms of the Company's plans prior to certain past amendments receive retiree healthcare coverage at rates subsidized by the Company. For other eligible employees, retiree healthcare coverage access is offered at full cost to the retiree. The postretirement healthcare plans include a limit on the U.S. segment's share of costs for current and future retirees. The U.S. segment's retiree life insurance plans are noncontributory. The Company's Canadian postretirement benefits liability is immaterial and therefore is not included in these disclosures.

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

U.S. and French Pension and U.S. Other Postretirement Benefit Disclosures

The U.S. pension and OPEB plans and French pension plans accounted for the majority of the Company's total plan assets and total ABO at December 31, 2012 for the Company and all of its consolidated subsidiaries.

The Company uses a measurement date of December 31 for its pension plans in the United States and France and other postretirement healthcare and life insurance benefit plans in the United States. The funded status of these plans as of December 31, 2012 and 2011 was as follows ($ in millions):

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2012	2011	2012	2011	2012	2011
Change in Projected Benefit Obligation, or PBO:
PBO at beginning of year	$128.1	$119.7	$26.8	$34.4	$11.8	$12.8
Service cost	—	—	0.9	0.9	0.1	0.1
Interest cost	5.5	6.0	1.0	1.1	0.4	0.6
Actuarial (gain) loss	6.6	9.6	7.1	(7.4)	—	(0.8)
Participant contributions	—	—	—	—	1.1	1.2
Plan amendment	—	—	—	—	(6.4)	—
Gross benefits paid	(7.6)	(7.2)	(2.8)	(1.2)	(1.6)	(2.1)
Currency translation effect	—	—	0.6	(1.0)	—	—
PBO at end of year	$132.6	$128.1	$33.6	$26.8	$5.4	$11.8
Change in Plan Assets:
Fair value of plan assets at beginning of year	108.6	104.1	15.5	17.4	—	—
Actual return on plan assets	15.3	4.2	—	(0.3)	—	—
Employer contributions	4.1	7.5	0.4	0.1	0.5	0.9
Participant contributions	—	—	—	—	1.1	1.2
Gross benefits paid	(7.6)	(7.2)	(2.8)	(1.2)	(1.6)	(2.1)
Currency translation effect	—	—	0.3	(0.5)	—	—
Fair value of plan assets at end of year	$120.4	$108.6	$13.4	$15.5	$—	$—
Funded status at end of year	$(12.2)	$(19.5)	$(20.2)	$(11.3)	$(5.4)	$(11.8)

The PBO and Accumulated Benefit Obligations (ABO) exceeded the fair value of pension plan assets for the Company's U.S. and French defined benefit pension plans as of December 31, 2012 and 2011, as follows ($ in millions):

	United States		France
	2012	2011	2012	2011
PBO	$132.6	$128.1	$33.6	$26.8
ABO	132.6	128.1	22.2	20.8
Fair value of plan assets	120.4	108.6	13.4	15.5

As of December 31, 2012, the pre-tax amounts in accumulated other comprehensive income that have not been recognized as components of net periodic benefit cost for the U.S. and French pension plans and other postretirement benefit plans in the United States are as follows ($ in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Accumulated loss	$57.3	$16.6	$2.2
Prior service credit	—	(5.5)	(6.3)
Accumulated other comprehensive loss (income)	$57.3	$11.1	$(4.1)

The amounts in accumulated other comprehensive loss at December 31, 2012, which are expected to be recognized as components of U.S. and French net periodic benefit cost in 2013 are as follows ($ in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Amortization of accumulated loss	$(6.9)	$(0.2)	$(0.2)
Amortization of prior service credit	—	—	1.1
Total	$(6.9)	$(0.2)	$0.9

Actuarial assumptions are used to determine the Company's benefit obligations. The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle pension obligations. The discount rate fluctuates from year to year based on current market interest rates for high-quality, fixed-income investments. The Company also evaluates the expected average duration of its pension obligations in determining its discount rate. An assumed long-term rate of compensation increase is also used to determine the PBO. The weighted average assumptions used to determine benefit obligations as of December 31, 2012 and 2011 were as follows:

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2012	2011	2012	2011	2012	2011
Discount rate	4.00%	4.50%	2.35%	4.40%	3.25%	4.50%
Rate of compensation increase	—%	—%	2.50%	2.50%	3.50%	3.50%

The U.S. postretirement healthcare plan provides for benefits to be limited to a cost ceiling which has already been reached. Therefore, no increases in the health care cost trend rates are included in the measurement of the plan's benefit obligation.

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the years ended December 31, 2012, 2011, and 2010 were as follows ($ in millions):

	U.S. Pension Benefits			French Pension Benefits			U.S. OPEB Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$—	$—	$—	$0.9	$0.9	$0.8	$0.1	$0.1	$0.2
Interest cost	5.5	6.0	6.3	1.0	1.1	1.5	0.4	0.6	0.6
Expected return on plan assets	(7.6)	(7.7)	(8.8)	(0.6)	(0.6)	(0.9)	—	—	—
Amortizations and other	5.9	4.5	3.1	0.4	(3.1)	0.3	(0.3)	—	—
Curtailment benefit	—	—	—	—	—	(2.2)	—	—	—
Net periodic benefit cost	$3.8	$2.8	$0.6	$1.7	$(1.7)	$(0.5)	$0.2	$0.7	$0.8

Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Pension Benefits						OPEB Benefits
	United States			France			United States
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	4.50%	5.25%	5.85%	4.40%	4.10%	5.00%	4.50%	5.25%	5.85%
Expected long-term rate of return on plan assets	7.00%	7.25%	8.00%	3.25%	4.00%	4.00%	—	—	—
Rate of compensation increase	—	—	—%	2.50%	2.50%	2.50%	3.50%	3.50%	3.50%

The Company's investment strategy with respect to its U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure the plans' fiscal health. The target asset allocation varies based on the funded status of the plan in an effort to match the duration of the plan's liabilities to investments in long duration fixed income assets over time. The Company's investment strategy with respect to its French pension plan assets is to invest plan assets at a low level of risk. The primary goal of the Company's pension plans is to maintain the highest probability of assuring future benefit payments to participants while providing growth of capital in real terms. To achieve this goal, the investment philosophy is to protect plan assets from large investment losses, particularly over time, while growing the assets as fast as prudently possible. While there cannot be complete assurance that the objectives will be realized, the Company believes that the likelihood of realizing the objectives are reasonable based upon this investment philosophy. The Company has an investment committee that meets formally on a periodic basis to review the portfolio returns and to determine asset mix targets. The U.S. and French pension plans' asset target allocations by asset category for 2013 and actual allocations by asset category at December 31, 2012 and 2011 were as follows:

	United States			France
	2013 Target	2012	2011	2013 Target	2012	2011
Asset Category
Cash and cash equivalents	—%	1%	2%	5%	23%	19%
Equity securities*
Domestic Large Cap	25	25	22	25	20	16
Domestic Small Cap	10	7	7
International	15	10	12
Fixed income securities	40	52	50	65	54	61
Alternative investments**	10	5	7	5	3	4
Total	100%	100%	100%	100%	100%	100%

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

The following table sets forth by level, within the fair value hierarchy, the U.S. and French pension plans' assets at fair value as of December 31, 2012 ($ in millions):

	United States				France
Plan Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2
Cash equivalents	$1.3	$1.3	$—	$—	$3.1	$3.1	$—
Equity securities
Domestic Large Cap	29.8	29.8	—	—	2.7	2.7	—
Domestic Small Cap	8.7	8.7	—	—
International	11.9	7.1	4.8	—
Fixed income securities	62.7	62.7	—	—	7.2	—	7.2
Alternative investments*	6.0	—	—	6.0	0.4	—	0.4
Total	$120.4	$109.6	$4.8	$6.0	$13.4	$5.8	$7.6

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

*Alternative investments include ownership interests in shares of registered investment companies.

Values for Level 3 assets may be determined through appraisals and models for illiquid assets. The following table shows the changes in Level 3 asset values ($ in millions):

U.S. Level 3 Asset Reconciliation	Alternative Investments Total
Beginning balance, January 1, 2011	$20.1
Realized and unrealized gains (losses)	(4.9)
Purchases	0.2
Sales	(7.4)
Ending balance, December 31, 2011	8.0
Realized and unrealized gains	0.5
Purchases	0.5
Sales	(3.0)
Ending balance, December 31, 2012	$6.0

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

	United States		France
	Pension Benefits	Healthcare and Life Insurance Benefits	Pension Benefits
2013	$7.8	$0.7	$0.2
2014	7.9	0.7	0.2
2015	7.9	0.7	0.4
2016	8.0	0.6	0.8
2017	8.1	0.5	1.4
2018 - 2022	41.7	1.8	9.0

The Company is not required to contribute during 2013 to its U.S. and French pension plans; although, it may make discretionary contributions dependent on market conditions to remain aligned with its investment policy statement.

Other Foreign Pension Benefits

In Brazil, Indonesia and Poland, employees are covered under government-administered programs. In Poland, the Philippines and Canada, the employee pension benefits are not significant and therefore are not included in the above disclosures.

Other Benefits

We sponsor a qualified defined contribution plan covering substantially all U.S. employees. Under the plan, the Company matches a portion of employee contributions. The Company's cost under the plan was $1.7 million, $1.8 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company provides U.S. executives, certain other key personnel and its directors the opportunity to participate in deferred compensation plans. Participating employees can elect to defer a portion of their salaries and certain other compensation. Participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as deferred stock unit credits. The Company's liability balance under these deferred compensation plans totaled $9.9 million and $8.1 million at December 31, 2012 and 2011, respectively, which were included in the consolidated balance sheet in other liabilities. In connection with these plans, the Company has a grantor trust into which it has contributed funds toward its future obligations under the various plans (See Note 8, Other Assets). The balance of grantor trust assets totaled $7.6 million and $6.4 million at December 31, 2012 and 2011, respectively, which were included in other assets in the consolidated balance sheets. These assets are restricted from Company use until all obligations are satisfied.

In accordance with French law, certain salaried employees in France may accumulate unused regular vacation and supplemental hours of paid leave that can be credited to an individual's Compte Epargne Temps, or CET. The CET account may grow over an individual's career and the hours accumulated may be withdrawn upon retirement or under other special circumstances at the individual's then current rate of pay. The balance of the Company's liability for this program reflected in the accompanying consolidated balance sheets in other liabilities was $8.4 million and $8.6 million at December 31, 2012 and 2011, respectively.

Note 15. Stockholders' Equity

Equity Participation Plan

The following table presents stock option activity for the years 2012, 2011 and 2010:

	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	209,900	$16.01	349,974	$15.78	521,546	$14.72
Exercised	(176,900)	16.16	(140,074)	15.44	(171,572)	12.56
Outstanding and exercisable at end of year	33,000	$15.22	209,900	$16.01	349,974	$15.78

The total intrinsic value of options exercised in the years ended December 31, 2012, 2011 and 2010 was $3.7 million, $2.6 million and $3.4 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2012:

			Options Outstanding and Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$12.99	to	$16.58	33,000	1.0	$15.22

Restricted Stock Plan

The Company's Restricted Stock Plan, or RSP, is intended to promote the Company's long-term financial success by attracting and retaining outstanding executive personnel and to motivate such personnel by means of restricted stock grants. The Compensation Committee of the Company's Board of Directors selects participants and establishes the terms of any grant of restricted stock. The Company's RSP provides that issuance of restricted stock immediately transfers ownership rights in shares of its Common Stock to the recipient of the grant, including the right to vote the shares and to receive dividends thereon, at a share price established by the Compensation Committee in its discretion. The recipient's continued ownership of and right to freely transfer the restricted stock is subject to such conditions on transferability and to such risks of forfeiture as are established by the Compensation Committee at the time of the grant, which may include continued employment with the Company for a defined period, achievement of specified management performance objectives or other conditions established by the Compensation Committee. The number of shares, which may be issued under this RSP, is limited to the lesser of 2,000,000 shares or the number of treasury shares held by the Company as of the date of any grant. No single participant may be awarded, in the aggregate, more than 50% of the shares authorized to be issued under the RSP.

As of December 31, 2012, 797,146 restricted shares had been issued under the RSP of which 433,382 shares of issued restricted stock were not yet vested and for which $5.0 million in unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years. The following table presents restricted stock activity for the years 2012, 2011 and 2010:

	2012		2011		2010
	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant
Nonvested restricted shares outstanding at January 1	359,306	$13.79	1,078,628	$10.45	236,682	$12.34
Granted	137,026	29.56	654,120	11.47	906,946	10.07
Forfeited	—	—	(7,000)	10.40	—	—
Vested	(62,950)	12.84	(1,366,442)	10.06	(65,000)	12.05
Nonvested restricted shares outstanding at December 31	433,382	$18.94	359,306	$13.79	1,078,628	$10.45

Restricted Stock Plan Performance Based Shares

During 2012 and 2011, the Company recognized $6.2 million and $3.3 million, respectively, of compensation expense for 177,034 shares and 123,026 shares, respectively, earned under the 2011-2012 award opportunity. During 2010, the Company recognized $7.2 million of compensation expense for 478,746 shares of restricted stock awards that were earned under the 2009-2010 award opportunities under the Restricted Stock Plan, with an offsetting credit to additional paid-in capital.

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

	For the Years Ended December 31,
	2012	2011	2010
Numerator (basic and diluted):
Net income	$79.8	$92.6	$65.3
Less: Dividends paid to participating securities	(0.2)	(0.1)	—
Less: Undistributed earnings available to participating securities	(0.9)	(1.1)	(1.4)
Undistributed and distributed earnings available to common shareholders	$78.7	$91.4	$63.9

Denominator:
Average number of common shares outstanding	30,986.2	33,230.2	35,373.4
Effect of dilutive stock-based compensation	355.7	256.6	725.4
Average number of common and potential common shares outstanding	31,341.9	33,486.8	36,098.8

There were no anti-dilutive stock options during the years ended December 31, 2012, 2011 or 2010. All weighted average shares outstanding in the calculation of basic and diluted earnings per share have been retrospectively adjusted to reflect the August 21, 2012 stock split.

Note 16. Commitments and Contingencies

Leases

Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2012 are approximately $1 million annually over each of the next five years. Rental expense under operating leases was $5.3 million during 2012, $4.9 million during 2011 and $4.4 million during 2010.

Other Commitments

The Paper segment has minimum purchase agreements for flax fiber during 2013 of approximately $8 million. The Reconstituted Tobacco segment has minimum purchase agreements for tobacco stems of approximately $3 million in 2013. The Paper segment's PdM mill has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $3 million per year through 2014. Future purchases are expected to be at levels that exceed such minimum levels under these contracts.

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

The Paper segment's Brazilian mill, SWM-B, has an agreement for the transmission and distribution of energy that covers 100% of the mill's consumption of electrical energy valued at approximately $5 million annually through 2015. The French mills have contracts for natural gas to be distributed to and consumed at PdM, LTRI and St. Girons. The value of the natural gas and distribution to be provided under these contracts is estimated at approximately $32 million in 2013.

The Company has certain other letters of credit, guarantees and surety bonds outstanding at December 31, 2012, which are not material either individually or in the aggregate.

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

Both assessments are presently on appeal in separate chambers of the Federal Supreme Court. Assessment 1 is before the court on a procedural question which, if decided favorably, would invalidate Assessment 1. If decided against SWM-B, Assessment 1 would then be sent back to the lower court for a decision on the merits. Assessment 2 is before the Federal Supreme Court on the merits and will be finally decided by the action of the chamber of the court hearing the matter, unless there is a prior decision by a chamber of the Federal Supreme Court on Assessment 1 that is in contradiction, in which case the conflict between the rulings of the different chambers will be decided by the Federal Supreme Court sitting as a whole. No docket entry has been made yet regarding argument on either assessment.  SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. Based on the foreign currency exchange rate at December 31, 2012, the Assessment totaled approximately $40 million, of which approximately $18 million is covered by the above-discussed indemnification. No liability has been recorded in our consolidated financial statements for the Assessment based on our evaluation of the Assessment under the facts and law as presently understood.

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

The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States, France, Poland, Brazil and Canada. For these purposes, the Company incurred total capital expenditures of $0.6 million in 2012, and expects to incur approximately $1.0 million in 2013 and less than $1.0 million in 2014, of which no material amount is the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on its financial condition or results of operations.

Indemnification Matters

In connection with its spin-off from Kimberly-Clark in 1995, the Company undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to it that were not identified as excluded liabilities in the related agreements. As of December 31, 2012, there are no claims pending under this indemnification that the Company deems to be material.

General Matters

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without a material effect on the Company's consolidated financial statements.

Note 17. Segment Information

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

Information about Net Sales and Operating Profit

The accounting policies of these segments are the same as those described in Note 2. Summary of Significant Accounting Policies. The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses. Certain of the Company's assets are used in the production of both segment's products. These shared assets, capital spending and depreciation expense are allocated to a segment based on net sales or cost of products sold. Certain assets are not allocated to either segment for performance measurement purposes and are shown as unallocated in the tables below.

($ in millions)	Net Sales
	For the Years Ended December 31,
	2012		2011		2010
Paper	$554.6	70.4%	$564.1	70.4%	$503.7	69.3%
Reconstituted Tobacco	233.5	29.6	236.9	29.6	223.6	30.7
Total Consolidated	$788.1	100.0%	$801.0	100.0%	$727.3	100.0%

($ in millions)	Operating Profit
	For the Years Ended December 31,
	2012		2011		2010
Paper	$66.1	49.5%	$48.7	40.9%	$38.8	35.0%
Reconstituted Tobacco	90.3	67.7	90.3	75.9	89.2	80.5
Unallocated	(23.0)	(17.2)	(20.0)	(16.8)	(17.2)	(15.5)
Total Consolidated	$133.4	100.0%	$119.0	100.0%	$110.8	100.0%

	Segment Assets
	December 31, 2012		December 31, 2011
Paper	$455.9	51.4%	$513.1	60.7%
Reconstituted Tobacco	428.1	48.3	332.3	39.3
Unallocated	2.7	0.3	(0.2)	—
Consolidated	$886.7	100.0%	$845.2	100.0%

	Capital Spending						Depreciation
	2012		2011		2010		2012		2011		2010
Paper	$19.8	72.8%	$26.6	43.7%	$31.5	42.7%	$20.9	65.9%	$24.6	70.7%	$22.9	70.5%
Reconstituted Tobacco	7.4	27.2	34.3	56.3	42.2	57.3	10.0	31.6	10.2	29.3	9.6	29.5
Unallocated	—	—	—	—	—	—	0.8	2.5	—	—	—	—
Consolidated	$27.2	100.0%	$60.9	100.0%	$73.7	100.0%	$31.7	100.0%	$34.8	100.0%	$32.5	100.0%

Information about Geographic Areas

Long-lived assets by geographic area, excluding deferred income tax assets and certain other deferred charges, as of year end were as follows ($ in millions):

	Long-Lived Assets
	2012	2011
North America	$54.4	$72.1
France	204.5	208.6
The Philippines	83.4	85.4
Brazil	43.1	49.6
Poland	27.4	24.8
Other foreign countries	—	5.5

For the geographic disclosure in the following table, net sales are attributed to geographic locations based on the location of the Company's direct customers ($ in millions):

	Net Sales
	2012	2011	2010
Europe and the former Commonwealth of Independent States	$349.4	$367.4	$298.8
North America	227.2	230.2	236.3
Asia/Pacific (including China)	117.0	103.0	99.8
Latin America	54.2	62.5	64.3
Other foreign countries	40.3	37.9	28.1
Consolidated	$788.1	$801.0	$727.3

Note 18. Major Customers

Philip Morris-USA, Philip Morris International, or PMI, British American Tobacco, or BAT, and Japan Tobacco Inc. together with their respective affiliates and designated converters, each accounted for 10% or more of the Company's consolidated net sales for each of the periods presented and together accounted for 55%, 54% and 54% of the Company's 2012, 2011 and 2010 consolidated net sales, respectively. The loss of one or more such customers, or a significant reduction in one or more of these customers' purchases, could have a material adverse effect on the Company's results of operations.

Philip Morris-USA, PMI, BAT and Japan Tobacco Inc., together with their respective affiliates and designated converters accounted for 31% and 35% of consolidated accounts receivable at December 31, 2012 and 2011, respectively.

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

Note 19. Supplemental Disclosures

Analysis of Allowances for Doubtful Accounts:
($ in millions)

	For the Years Ended December 31,
	2012	2011	2010
Allowance for doubtful accounts
Beginning balance	$0.7	$0.7	$1.1
Bad debt expense	0.1	0.1	(0.1)
Write-offs and discounts	(0.1)	—	(0.3)
Currency translation	—	(0.1)	—
Ending balance	$0.7	$0.7	$0.7

Supplemental Cash Flow Information
($ in millions)

	For the Years Ended December 31,
	2012	2011	2010
Interest paid	$2.6	$3.9	$2.6
Interest capitalized	—	1.5	0.7
Income taxes paid (refunded)	33.7	40.0	(8.4)

	At December 31,
	2012	2011	2010
Capital spending in accounts payable and accrued liabilities	$4.3	$4.9	$18.4

Note 20. Quarterly Financial Information (Unaudited)

The following tables summarize the Company's unaudited quarterly financial data for the years ended December 31, 2012 and 2011 ($ in millions, except per share amounts):

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$198.2	$195.2	$197.9	$196.8	$788.1
Gross Profit	63.9	62.2	63.7	61.1	250.9
Provision for Losses on Business Tax Credits	—	—	0.8	1.3	2.1
Restructuring and Impairment Expense	18.7	5.3	0.6	3.4	28.0
Operating Profit	24.3	35.7	43.6	29.8	133.4
Income from continuing operations	14.5	21.3	27.6	20.3	83.7
Income (loss) from discontinued operations	0.1	(0.3)	0.1	(3.8)	(3.9)
Net Income	$14.6	$21.0	$27.7	$16.5	$79.8

Net Income Per Share:
Income per share from continuing operations - basic	$0.45	$0.68	$0.89	$0.65	$2.67
Loss per share from discontinued operations - basic	$—	$(0.01)	$—	$(0.12)	$(0.13)
Net Income per Share - Basic	$0.45	$0.67	$0.89	$0.53	$2.54

Income per share from continuing operations - diluted	$0.45	$0.67	$0.87	$0.65	$2.64
Loss per share from discontinued operations - diluted	$—	$(0.01)	$—	$(0.12)	$(0.13)
Net Income per Share - Diluted	$0.45	$0.66	$0.87	$0.53	$2.51

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$177.1	$202.3	$207.5	$214.1	$801.0
Gross Profit	46.9	54.6	55.8	81.6	238.9
Provision for Losses on Business Tax Credits	—	—	15.9	—	15.9
Restructuring and Impairment Expense	1.0	0.7	6.6	5.7	14.0
Operating Profit	26.4	31.5	11.0	50.1	119.0
Income from continuing operations	16.6	20.2	9.0	42.0	87.8
(Loss) income from discontinued operations	(0.4)	(0.4)	(0.8)	6.4	4.8
Net Income	$16.2	$19.8	$9.0	$47.6	$92.6

Net Income Per Share:
Income per share from continuing operations - basic	$0.47	$0.59	$0.30	$1.25	$2.61
(Loss) income per share from discontinued operations - basic	$(0.01)	$(0.02)	$(0.01)	$0.18	$0.14
Net Income per Share - Basic	$0.46	$0.57	$0.29	$1.43	$2.75

Income per share from continuing operations - diluted	$0.46	$0.59	$0.30	$1.24	$2.59
(Loss) income per share from discontinued operations - diluted	$(0.01)	$(0.02)	$(0.01)	$0.18	$0.14
Net Income per Share - Diluted	$0.45	$0.57	$0.29	$1.42	$2.73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 1, 2013

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

Based on their evaluation as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were designed and operating effectively at a reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K. Last year the Chief Executive Officer submitted a Section 12(a) CEO Certification to the NYSE and the Chief Executive Officer and Chief Financial Officer submitted the certification required under Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to the Form 10-K filed on February 24, 2012.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, is designed to provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Schweitzer-Mauduit International, Inc. have been detected. As of December 31, 2012, we had no material weaknesses based on our tests using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included herein.

Item 9B. Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the internal control over financial reporting of Schweitzer-Mauduit International, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Schweitzer-Mauduit International, Inc. and subsidiaries as of and for the year ended December 31, 2012 and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 1, 2013

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information concerning our directors is hereby incorporated by reference to our 2013 Proxy Statement. Information with respect to our executive officers is set forth in Part I of this Form 10-K under the caption, “Executive Officers.” Executive officers of Schweitzer-Mauduit are elected to hold office until the next annual meeting of the Board of Directors following the annual meeting of stockholders and until election of successors, subject to removal by the Board. There are no family relationships between any of the directors, or any of our executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of its equity securities to file reports with the Securities and Exchange Commission regarding beneficial ownership of Common Stock and other equity securities of the Corporation. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Information concerning Section 16(a) beneficial ownership reporting is hereby incorporated by reference to our 2013 Proxy Statement.

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

Item 11. Executive Compensation

The information in the section of the 2013 Proxy Statement captioned “Executive Compensation,” including the item captioned “Comprehensive Compensation Discussion and Analysis,” is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the section of the 2013 Proxy Statement captioned “Stock Ownership” is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the section of the 2013 Proxy Statement captioned “Certain Transactions and Business Relationships” is incorporated in this Item 13 by reference.

Item 14. Principal Accounting Fees and Services

The information in the section of the 2013 Proxy Statement captioned “Audit Committee Report” is incorporated in this Item 14 by reference.

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

3. Exhibits

Exhibit Number	Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended September 30, 2009).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 2005).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000).
10.4	Outside Directors' Stock Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2009).
10.5	Annual Incentive Plan (incorporated by reference to Exhibit 10.24 to Form 10-Q for the quarter ended June 30, 2008).
10.6	Equity Participation Plan (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2000).
10.7	Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2008).
10.8.1	Deferred Compensation Plan (incorporated by reference to Exhibit 10.8.1 to Form 10-Q for the quarter ended March 31, 2000).
10.8.2	Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.8.2 to Form 10-Q for the quarter ended March 31, 2000).
10.9	Restricted Stock Plan (incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 2011).
10.10	Supplemental Benefit Plan (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 2008).
10.11.1	Executive Severance Plan (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 2008).
10.11.2	2012 Executive Severance Plan (incorporated by reference to Exhibit 10.11.2 to Form 10-K for the year ended December 2011).
10.11.3	2012 Executive Severance Plan Participation Agreement (incorporated by reference to Exhibit 10.11.3 to Form 10-K for the year ended December 2011).

Exhibit Number	Exhibit
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

10.15	Deferred Compensation Plan No. 2 for Non-Employee Directors (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 2011).
10.16	Deferred Compensation Plan No. 2 (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 2008).

Exhibit Number	Exhibit
*10.17	Summary of Non-Management Director Compensation.
*10.18	Summary of Executive Officer Compensation.
10.19	Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2004).
10.20	Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2004).
10.21	Stock Option Agreement (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2004).
14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to Form 10-Q for the quarter ended September 30, 2009).
*21	Subsidiaries of the Company.
*23	Consent of Independent Registered Public Accounting Firm.
*24	Powers of Attorney.
*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡
99.2	Indemnification Agreement (incorporated by reference by Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 2009).

*	Filed herewith.

†	Exhibit has been redacted pursuant to a Confidentiality Request under Rule 24(b)-2 of the Securities Exchange Act of 1934.

‡	These Section 906 certifications are not being incorporated by reference into the Form 10-K filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
By:
Dated:	March 1, 2013		/s/ Frédéric P. Villoutreix
Frédéric P. Villoutreix
Chairman of the Board and
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Frédéric P. Villoutreix	Chairman of the Board and	March 1, 2013
Frédéric P. Villoutreix	Chief Executive Officer (principal executive officer)

/s/ Jeffrey A. Cook	Executive Vice President, Chief Financial Officer	March 1, 2013
Jeffrey A. Cook	and Treasurer (principal financial officer)

/s/ Mark A. Spears	Corporate Controller	March 1, 2013
Mark A. Spears	(principal accounting officer)

*	Director	March 1, 2013
Claire L. Arnold

*	Director	March 1, 2013
K.C. Caldabaugh

*	Director	March 1, 2013
William A. Finn

*	Director	March 1, 2013
Robert F. McCullough

*	Director	March 1, 2013
John D. Rogers

*	Director	March 1, 2013
Anderson D. Warlick

*By:

/s/ John W. Rumely, Jr.		March 1, 2013
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