Form 10-Q
period 2013-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2013-05-08
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2013
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

There were 31,375,169 shares of Common Stock issued and outstanding as of April 26, 2013.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net Sales	$194.5	$195.0
Cost of products sold	131.8	130.7
Gross Profit	62.7	64.3

Selling expense	5.0	5.8
Research expense	3.8	2.2
General expense	10.6	12.4
Total nonmanufacturing expenses	19.4	20.4

Restructuring and impairment expense	1.6	18.7
Operating Profit	41.7	25.2
Interest expense	0.7	0.9
Other income, net	1.3	0.3
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	42.3	24.6

Provision for income taxes	12.4	8.0
Income from equity affiliates, net of income taxes	0.8	0.5
Income from Continuing Operations	30.7	17.1
Loss from Discontinued Operations	(0.6)	(2.5)
Net Income	$30.1	$14.6

Net Income (Loss) per Share - Basic:
Income per share from continuing operations	$0.98	$0.53
Loss per share from discontinued operations	(0.02)	(0.08)
Net income per share – basic	$0.96	$0.45

Net Income (Loss) per Share – Diluted:
Income per share from continuing operations	$0.98	$0.53
Loss per share from discontinued operations	(0.02)	(0.08)
Net income per share – diluted	$0.96	$0.45

Weighted Average Shares Outstanding:

Basic	30,945,600	31,747,000

Diluted	31,108,900	32,057,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net Income	$30.1	$14.6
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	(11.2)	12.1

Unrealized gains on derivative instruments	1.4	3.3
Less: Reclassification adjustment for gains on derivative instruments included in net income	(0.3)	(1.2)

Net gain from postretirement benefit plans	—	1.1
Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	1.1	(1.5)
Other Comprehensive (Loss) Income	(9.0)	13.8
Comprehensive Income	$21.1	$28.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$181.1	$151.2
Accounts receivable, net	101.7	95.4
Inventories	112.2	111.6
Current deferred income tax benefits	11.2	13.5
Other current assets	16.8	10.3
Total Current Assets	423.0	382.0

Property, Plant and Equipment, net	381.1	401.4
Deferred Income Tax Benefits	8.4	10.5
Investment in Equity Affiliates	61.9	61.2
Goodwill and Intangible Assets	5.8	6.1
Other Assets	24.9	25.5
Total Assets	$905.1	$886.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$4.6	$4.2
Accounts payable	43.3	45.6
Income taxes payable	7.0	1.3
Accrued expenses	75.4	75.8
Total Current Liabilities	130.3	126.9

Long-Term Debt	157.3	151.8
Pension and Other Postretirement Benefits	40.0	41.5
Deferred Income Tax Liabilities	29.5	28.4
Other Liabilities	25.3	26.3
Total Liabilities	382.4	374.9
Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 31,375,169 and 31,209,866 shares issued at March 31, 2013 and December 31, 2012, respectively; 31,375,169 and 31,201,106 shares outstanding at March 31, 2013 and December 31, 2012, respectively	3.1	3.1
Additional paid-in-capital	39.9	41.0
Common stock in treasury, at cost, 8,760 shares at December 31, 2012	—	(0.3)
Retained earnings	504.1	483.4
Accumulated other comprehensive loss, net of tax	(24.4)	(15.4)
Total Stockholders’ Equity	522.7	511.8
Total Liabilities and Stockholders’ Equity	$905.1	$886.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	37,587,298	$3.8	$211.7	5,220,414	$(132.1)	$417.0	$(24.5)	$475.9
Net income						14.6		14.6
Other comprehensive income, net of tax							13.8	13.8
Dividends declared ($0.075 per share)						(2.4)		(2.4)
Restricted stock issuances,net			(3.4)	(134,026)	3.4			—
Stock-based employee compensation expense			1.6					1.6
Excess tax benefits of stock-based employee compensation			0.1					0.1
Stock issued to directors as compensation	450		—					—
Issuance of shares for options exercised	11,100		0.1	—				0.1
Purchases of treasury stock				627,120	(21.6)			(21.6)
Balance, March 31, 2012	37,598,848	$3.8	$210.1	5,713,508	$(150.3)	$429.2	$(10.7)	$482.1

Balance, December 31, 2012	31,209,866	$3.1	$41.0	8,760	$(0.3)	$483.4	$(15.4)	$511.8
Net income						30.1		30.1
Other comprehensive loss, net of tax							(9.0)	(9.0)
Dividends declared ($0.30 per share)						(9.4)		(9.4)
Restricted stock issuances, net	196,137		(0.2)	(5,000)	0.2			—
Stock-based employee compensation expense			0.1					0.1
Excess tax benefits of stock-based employee compensation			0.5					0.5
Stock issued to directors as compensation	384		—					—
Issuance of shares for options exercised	16,000		0.3					0.3
Share cancellation	(47,218)		(1.8)	(47,218)	1.8			—
Purchases of treasury stock				43,458	(1.7)			(1.7)
Balance, March 31, 2013	31,375,169	$3.1	$39.9	—	$—	$504.1	$(24.4)	$522.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Operations
Net income	$30.1	$14.6
Less: Loss from discontinued operations	(0.6)	(2.5)
Income from continuing operations	30.7	17.1
Non-cash items included in net income:
Depreciation and amortization	8.5	9.8
Impairment	—	16.9
Deferred income tax provision (benefit)	4.9	(2.2)
Pension and other postretirement benefits	0.8	1.3
Stock-based compensation	0.1	1.6
Income from equity affiliates	(0.8)	(0.5)
Excess tax benefits of stock-based awards	(0.5)	(0.1)
Other items	(0.3)	0.1
Changes in operating working capital:
Accounts receivable	(7.0)	7.4
Inventories	(3.9)	(4.3)
Prepaid expenses	(0.9)	(0.9)
Accounts payable	1.8	(0.4)
Accrued expenses	0.2	(4.6)
Accrued income taxes	6.4	8.1
Net changes in operating working capital	(3.4)	5.3
Net cash provided (used) by operating activities of:
- Continuing operations	40.0	49.3
- Discontinued operations	1.3	(0.9)
Cash Provided by Operations	41.3	48.4
Investing
Capital spending	(5.6)	(7.8)
Capitalized software costs	—	(0.1)
Investment in equity affiliates	—	(4.5)
Other investing	(3.0)	(4.1)
Cash Used for Investing	(8.6)	(16.5)
Financing
Cash dividends paid to SWM stockholders	(9.4)	(2.4)
Changes in short-term debt	0.5	(1.5)
Proceeds from issuances of long-term debt	10.1	7.1
Payments on long-term debt	(3.1)	(5.1)
Purchases of treasury stock	(1.7)	(21.6)
Proceeds from exercise of stock options	0.3	0.1
Excess tax benefits of stock-based awards	0.5	0.1
Cash Used in Financing	(2.8)	(23.3)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	0.2
Increase in Cash and Cash Equivalents	29.9	8.8
Cash and Cash Equivalents at beginning of period	151.2	76.5
Cash and Cash Equivalents at end of period	$181.1	$85.3
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

The results of operations are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 1, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and wholly-owned, majority-owned and controlled subsidiaries. The Company’s share of the net income of its 50% owned joint ventures in China are included in the consolidated statements of income as income from equity affiliates. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, useful lives of tangible and intangible assets, fair values, sales returns, receivables valuation, pension, postretirement and other benefits, restructuring and impairment, taxes and contingencies. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

On January 1, 2013, the Company adopted Financial Accounting Standards Board's Accounting Standards Update (ASU) 2013-02. The ASU amends and clarifies disclosure requirements for reclassifications from Other Comprehensive Income. The adoption of this guidance expanded the disclosure included in Note 2. Other Comprehensive Income, but it did not have a material impact on our condensed consolidated financial statements.

Note 2. Other Comprehensive Income

Comprehensive income includes net income, as well as items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented comprehensive income in the consolidated statements of comprehensive income. Reclassification adjustments of derivative instruments are presented in Net Sales in the condensed consolidated statements of income. See Note 9. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit (OPEB) liabilities are included in the computation of net period pension and OPEB costs which are more fully discussed in Note 11. Postretirement and Other Benefits.

Components of accumulated other comprehensive loss were as follows ($ in millions):

	March 31, 2013	December 31, 2012
Accumulated pension and OPEB liability adjustments, net of income tax of $22.5 million and $23.3 million at March 31, 2013 and December 31, 2012, respectively	$(42.1)	$(43.2)
Accumulated unrealized loss on derivative instruments, net of income tax benefit of $0.9 million and $1.5 million at March 31, 2013 and December 31, 2012, respectively	(0.3)	(1.4)
Accumulated unrealized foreign currency translation adjustments	18.0	29.2
Accumulated other comprehensive loss	$(24.4)	$(15.4)

Changes in the components of accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	March 31, 2013			March 31, 2012
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$1.9	$(0.8)	$1.1	$(0.6)	$0.2	$(0.4)
Unrealized (loss) gain on derivative instruments	1.7	(0.6)	1.1	3.2	(1.1)	2.1
Unrealized foreign currency translation adjustments	(11.2)	—	(11.2)	12.1	—	12.1
Total	$(7.6)	$(1.4)	$(9.0)	$14.7	$(0.9)	$13.8

Note 3. Discontinued Operations

The Company's paper mill in Medan, Indonesia and closed paper mill in San Pedro, Philippines have been reported as discontinued operations. The sale of the Indonesian mill is pending certain regulatory approvals. The Philippine location was being marketed. For all periods presented, results of both of these mills have been removed from each individual line within the statements of income and the operating activities section of the statements of cash flow. In each case a separate line has been added for the net results of discontinued operations.

In the consolidated balance sheets, the assets and liabilities of the Indonesia mill were classified as Held-for-Sale as of December 31, 2012 and therefore, except for cash and cash equivalents, assets and liabilities of the Indonesian mill are included in other current assets and accrued expenses, respectively, since December 31, 2012. Property, plant and equipment, net, of the Philippines mill is classified as Held-for-Sale and is included in other current assets as of March 31, 2013. Prior year balances have not been reclassified in the consolidated balance sheets.

Included in Other Current Assets and Accrued Expenses within the condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	March 31, 2013	December 31, 2012
Assets of discontinued operations:
Current assets	$5.0	$7.7
Property, Plant and Equipment, net	6.3	—
Noncurrent deferred income tax benefits	0.8	0.8
Other assets	0.2	0.2

Liabilities of discontinued operations:
Current liabilities	3.4	2.1

Summary financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended
	March 31, 2013	March 31, 2012
Net sales	$4.4	$7.1
Loss from discontinued operations before income taxes	(0.4)	(0.8)
Income tax provision	(0.2)	(1.7)
Loss from discontinued operations	(0.6)	(2.5)

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

	Three Months Ended
	March 31, 2013	March 31, 2012
Numerator (basic and diluted):
Net income	$30.1	$14.6
Less: Dividends paid to participating securities	(0.1)	—
Less: Undistributed earnings available to participating securities	(0.2)	(0.2)
Undistributed and distributed earnings available to common shareholders	$29.8	$14.4

Denominator:
Average number of common shares outstanding	30,945.6	31,747.0
Effect of dilutive stock-based compensation	163.3	310.4
Average number of common and potential common shares outstanding	31,108.9	32,057.4

There were no anti-dilutive stock options during the periods ended March 31, 2013 or 2012.

Note 5. Inventories

Inventories are valued at the lower of cost using the First-In, First-Out, or FIFO, and weighted average methods, or market. The Company's inventoriable costs primarily include pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of mill overhead costs. Machine start-up costs or abnormal machine shut downs are expensed in the period incurred and are not inventoried. The definition of market value, with respect to all inventories, is replacement cost or net realizable value. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. The following schedule details inventories by major class ($ in millions):

	March 31, 2013	December 31, 2012
Raw materials	$30.0	$31.5
Work in process	29.1	23.4
Finished goods	35.0	36.8
Supplies and other	18.1	19.9
Total	$112.2	$111.6

Note 6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for each segment for the three months ended March 31, 2013 were as follows ($ in millions):

	Reconstituted Tobacco	Paper	Total
Goodwill as of December 31, 2012, gross	$5.7	$2.7	$8.4
Accumulated impairment losses	—	(2.7)	(2.7)
Goodwill as of December 31, 2012, net	5.7	—	5.7

Foreign Currency translation adjustments	(0.2)	—	(0.2)

Goodwill as of March 31, 2013, gross	5.5	2.7	8.2
Accumulated impairment losses	—	(2.7)	(2.7)
Goodwill as of March 31, 2013, net	$5.5	$—	$5.5

The gross carrying amount and accumulated amortization for amortizable intangible assets consisted of the following ($ in millions):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Customer-related intangibles (Reconstituted Tobacco Segment)	$10.0	$9.7	$0.3	$10.0	$9.6	$0.4

*  Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $0.1 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively. The Company’s customer-related intangibles are amortized to expense using the 150% declining balance method over a 6-year life. The remaining customer-related intangible assets are expected to be fully amortized during 2013.

Note 7. Restructuring Activities

The Company incurred restructuring and impairment expenses of $1.6 million and $18.7 million in the three months ended March 31, 2013 and 2012, respectively.

In the Paper segment, restructuring and impairment expenses were $1.1 million and $17.9 million during the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013, restructuring and impairment expenses primarily include $0.8 million related to severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions. The 2012 expenses for the Paper segment were primarily related to the Company's amendment of a supply agreement with Philip Morris-USA, a subsidiary of Altria Group Inc. The amended agreement eliminated the Company's contractual commitment to stand ready to produce commercial quantities of banded cigarette paper even in the absence of firm orders. The Company considered these new terms to be a triggering event requiring evaluation of the recoverability of our Spotswood mill's banded cigarette paper production assets. Based on this analysis, which reflected management's assessment of the most likely future utilization of the mill, the Company in 2012 recorded a $16.9 million impairment charge to reduce the carrying value of these assets to their fair value.

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

The Reconstituted Tobacco segment restructuring expenses were $0.5 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 restructuring and impairment expenses primarily related to severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions. Expenses incurred during the three months ended March 31, 2012, were primarily in connection with suspending construction of the RTL facility in the Philippines and related mothballing activities.

Restructuring liabilities were classified within Accrued expenses in each of the consolidated balance sheets as of March 31, 2013 and December 31, 2012. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended March 31, 2013 and December 31, 2012 are summarized as follows ($ in millions):

	Three Months Ended	Year Ended
	March 31, 2013	December 31, 2012
Balance at beginning of year	$3.4	$7.3
Accruals for announced programs	1.3	2.6
Cash payments	(0.5)	(6.4)
Exchange rate impacts	(0.1)	(0.1)
Balance at end of period	$4.1	$3.4

Note 8. Debt

Total debt is summarized in the following table ($ in millions):

	March 31, 2013	December 31, 2012
Revolving Credit Agreement	$145.1	$139.1
French Employee Profit Sharing	14.1	14.7
Bank Overdrafts	2.5	2.0
Other	0.2	0.2
Total Debt	161.9	156.0
Less: Current debt	(4.6)	(4.2)
Long-Term Debt	$157.3	$151.8

Credit Agreement

In May 2011, the Company entered into an unsecured revolving credit facility, or Credit Agreement. The five-year revolving Credit Agreement provides for borrowing capacity of approximately $225 million with an option to increase borrowing capacity by $100 million and includes a $100 million equivalent sub-limit available in euro, of which €25 million was drawn at March 31, 2013, and a $25 million equivalent sub-limit available in Philippine pesos. The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a Maximum Net Debt to EBITDA Ratio of 3.00 and (b) Minimum Interest Coverage of 3.50. The Company was in compliance with its financial covenants at March 31, 2013.

Under the Credit Agreement, interest rates are based on the London Interbank Offered Rate plus an applicable margin that varies from 1.25% to 2.00% depending on the Net Debt to EBITDA Ratio, as defined in the Credit Agreement.  The Company will incur commitment fees at an annual rate of 0.20% to 0.30% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to EBITDA Ratio. As of March 31, 2013, the applicable interest rate on Credit Agreement borrowings was 1.50% on US Dollar borrowings and 1.37% on euro borrowings.

Fair Value of Debt

At March 31, 2013 and December 31, 2012, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts since the interest rates were variable and based on current market indices.

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

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. Changes in the fair value of our interest rate swaps are recorded to net income each period. There were no interest rate hedge agreements as of March 31, 2013.

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at March 31, 2013 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$1.0	Accounts Payable	$0.7
Foreign exchange contracts	Other Assets	0.1	Other Liabilities	2.0
Total derivatives designated as hedges		$1.1		$2.7

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

The following table provides the effect derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Gain Recognized in AOCI on Derivatives, Net of Tax		Location of Gain Reclassified from AOCI into Income	Gain Reclassified from AOCI into Income
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2013	2012		2013	2012
Foreign exchange contracts	$1.1	$2.1	Net Sales	$0.3	$1.2

The Company's designated derivative instruments are perfectly effective. As such, there were no gains or losses, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income for the three months ended March 31, 2013 and 2012.

The following table provides the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives for the
		Three Months Ended
		March 31, 2013	March 31, 2012
Interest rate contracts	Other Income / Expense	$—	$(0.1)
Foreign exchange contracts	Other Income / Expense	(0.4)	(2.5)
Total		$(0.4)	$(2.6)

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

Both assessments are presently on appeal in separate chambers of the Federal Supreme Court. Assessment 1 is before the court on a procedural question which, if decided favorably, would invalidate Assessment 1. If decided against SWM-B, Assessment 1 would then be sent back to the lower court for a decision on the merits. Assessment 2 is before the Federal Supreme Court on the merits and will be finally decided by the action of the chamber of the court hearing the matter, unless there is a prior decision by a chamber of the Federal Supreme Court on Assessment 1 that is in contradiction, in which case the conflict between the rulings of the different chambers will be decided by the Federal Supreme Court sitting as a whole. No docket entry has been made yet regarding argument on either assessment.  SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. Based on the foreign currency exchange rate at March 31, 2013, the Assessment totaled approximately $43 million, of which approximately $20 million is covered by the above-discussed indemnification. No liability has been recorded in our condensed consolidated financial statements for the Assessment based on our evaluation of the Assessment under the facts and law as presently understood.

Environmental Matters

The Company's operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental matters. The nature of the Company's operations exposes it to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental laws and regulations, it believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation and monitoring of certain hazardous waste disposal sites, will not have a material effect on its financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material effect on its financial condition or results of operations.

General Matters

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without a material effect on the Company's condensed consolidated financial statements.

Note 11. Postretirement and Other Benefits

The Company sponsors pension benefits in the United States, France and Canada and postretirement healthcare and life insurance, or OPEB, benefits in the United States and Canada. The Company’s Canadian pension and OPEB benefits are not material and therefore are not included in the following disclosures.

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three months ended March 31, 2013 and 2012 were as follows ($ in millions):

	Three Months Ended March 31,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$0.3	$0.2	$—	$—
Interest cost	1.3	1.4	0.2	0.3	—	0.1
Expected return on plan assets	(1.8)	(1.9)	(0.1)	(0.1)	—	—
Amortizations and other	1.7	1.5	0.3	—	(0.2)	—
Net periodic benefit cost	$1.2	$1.0	$0.7	$0.4	$(0.2)	$0.1

During the full-year 2013, the Company expects to recognize approximately $6.0 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $0.2 million credit for its French pension plans. During the three months ended March 31, 2013, the Company contributed $0.7 million to its U.S. pension plan.

Note 12. Income Taxes

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows ($ in millions):

	Three Months Ended
	March 31, 2013		March 31, 2012
	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$14.9	35.0%	$8.6	35.0%
Tax benefits of foreign legal structure	(0.3)	(0.7)	(0.4)	(1.6)
Adjustments to valuation allowances	—	—	(0.4)	(1.6)
French business tax reclassified as income tax	0.6	1.4	0.7	2.8
Change in enacted foreign tax rate	—	—	0.3	1.2
Foreign income tax rate differential	(1.8)	(4.2)	(0.9)	(3.7)
Other foreign taxes, net	(0.8)	(1.8)	0.7	2.8
Other, net	(0.2)	(0.4)	(0.6)	(2.4)
Provision for income taxes	$12.4	29.3%	$8.0	32.5%

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

All unrecognized tax positions would impact the Company's effective tax rate if recognized. The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated statement of income. There were no material income tax penalties or interest accrued during the three months ended March 31, 2013 or 2012.

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

Information about Net Sales and Operating Profit

The accounting policies of these segments are the same as those described in Note 2. Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses.

($ in millions)	Net Sales
	Three Months Ended
	March 31, 2013		March 31, 2012
Paper	$138.9	71.4%	$135.1	69.3%
Reconstituted Tobacco	55.6	28.6	59.9	30.7
Total Consolidated	$194.5	100.0%	$195.0	100.0%

($ in millions)	Operating Profit
	Three Months Ended
	March 31, 2013		March 31, 2012
Paper	$25.3	60.7%	$5.1	20.2%
Reconstituted Tobacco	21.4	51.3	24.7	98.0
Unallocated	(5.0)	(12.0)	(4.6)	(18.2)
Total Consolidated	$41.7	100.0%	$25.2	100.0%

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2012. The discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and our future prospects. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled “Factors That May Affect Future Results,” in our Annual Report on Form 10-K for the year ended December 31, 2012. Unless the context indicates otherwise, references to "SWM", "we", "us", "our", or similar terms include Schweitzer-Mauduit International, Inc.and our consolidated subsidiaries.

Summary

($ in millions, except per share amounts)	Three Months Ended
	March 31, 2013		March 31, 2012
Net sales	$194.5	100.0%	$195.0	100.0%
Gross profit	62.7	32.2	64.3	33.0
Restructuring & impairment expense	1.6	0.8	18.7	9.6
Operating profit	41.7	21.4	25.2	12.9
Interest expense	0.7	0.4	0.9	0.5
Income from continuing operations	30.7	15.8	17.1	8.8
Loss from discontinued operations	(0.6)	(0.3)	(2.5)	(1.3)
Net income	30.1	15.5%	14.6	7.5%
Diluted earnings per share from continuing operations	$0.98		$0.53
Diluted earnings per share	$0.96		$0.45
Cash provided by operations	$41.3		$48.4
Capital spending	$5.6		$7.8

First Quarter Highlights

In the first quarter of 2013, SWM reported net income of $30.1 million on total net sales of $194.5 million. Compared to the prior-year quarter, net sales decreased $0.5 million due to unfavorable mix and price of products sold and lower royalties. These items were partially offset by higher volumes of value-added products.

Cash provided by operations was $41.3 million in the first quarter of 2013 compared to $48.4 million in first quarter of 2012. The $7.1 million decrease was due primarily to an $8.7 million unfavorable first quarter 2013 versus first quarter 2012 comparison of net change in working capital driven primarily by collection of certain advance payments during the latter part of 2012. Uses of cash during first quarter of 2013 included $5.6 million of capital spending and $9.4 million in cash dividends paid to SWM stockholders.

Recent Developments

The Company has created a long-term capital allocation strategy which is focused on the following three areas:

•	Reinvest capital in core businesses through a disciplined approach to meet global demand for value-adding solutions

•	Return at least one third of annual free cash flow to shareholders via dividends and share repurchase programs

•	Retain flexibility to explore growth opportunities in current and adjacent markets with economic returns similar to or better than SWM's existing business

On February 6, 2013, the Company announced a 100% increase in the quarterly dividend effective with the dividend paid on March 21, 2013 to stockholders of record on February 28, 2013. This represented a 400% increase of the quarterly dividend payout compared to the pre-August 2012 stock split payout.

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

On June 27, 2012, the EPO granted the Company's applications for two LIP related patents, EP 2127545 and EP 2127544, that are divisional applications related to European Patent No. 1333729. Julius Glatz GmbH filed Notices of Opposition to the grants of these patents on June 28 and June 29, 2012.  The EPO has not yet issued a communication requesting the patent holder to respond to the oppositions, but we expect such a notice to be forthcoming as the opposition term ended on March 27, 2013.

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Net Sales
(dollars in millions)

	Three Months Ended
	March 31, 2013	March 31, 2012	Change	Percent Change	Consolidated Sales Volume Change
Paper	$138.9	$135.1	$3.8	2.8%	3%
Reconstituted Tobacco	55.6	59.9	(4.3)	(7.2)	(10)
Total	$194.5	$195.0	$(0.5)	(0.3)%	(3)%

Net sales were $194.5 million in 2013 compared with $195.0 million in 2012. The decrease in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes in product mix and selling prices	$(2.7)	(1.8)%
Changes due to royalty income	(1.7)	(0.9)
Changes due to sales volume	3.9	2.0
Total	$(0.5)	(0.7)%

•	Unfavorable changes in mix and prices of products sold decreased net sales by $2.7 million.

•	Royalty revenue declined by $1.7 million.

•	Total unit sales volumes decreased 3% in the first quarter of 2013 versus the prior-year quarter.

◦	Sales volumes for the Paper segment increased by 3%

◦	Sales volumes in the Reconstituted Tobacco segment decreased by 10%

Paper segment net sales during the three months ended March 31, 2013 of $138.9 million increased by $3.8 million, or 2.8%, versus $135.1 million in the prior-year period.  The increase in net sales was primarily the result of $10.6 million favorable impact of higher sales volumes partially offset by $4.9 million in unfavorable selling prices and mix of products sold and $1.7 million in lower royalty revenue.

Reconstituted Tobacco segment net sales during the three months ended March 31, 2013 of $55.6 million decreased by $4.3 million, or 7.2%, compared with $59.9 million in the prior-year period.  The decrease in net sales of the Reconstituted Tobacco segment resulted from the $6.7 million impact of lower volumes in comparison with a strong first quarter of 2012 which was partially offset by $2.2 million in favorable selling prices and mix of products sold.

Operating Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2013	March 31, 2012	Change		2013	2012
Net Sales	$194.5	$195.0	$(0.5)	(0.3)%	100.0%	100.0%

Cost of products sold	131.8	130.7	1.1	0.8	67.8	67.0
Gross Profit	$62.7	$64.3	$(1.6)	(2.5)%	32.2%	33.0%

The decrease in gross profit during the three months ended March 31, 2013 versus the prior-year period was primarily due to a $6.2 million impact of volume, mix and prices of products sold and $1.7 million in lower royalties. These unfavorable impacts were partially offset by $6.4 million in improved costs of sales, including $1.3 million in improved inflationary costs, and a $1.1 million benefit from favorable currency translation. Within the improved inflationary costs, higher wood pulp prices unfavorably impacted the gross profit comparison by $1.2 million, but that was more than offset by the favorable impact of lower prices for other materials. Pulp cost increases were primarily in hardwood.

Nonmanufacturing Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2013	March 31, 2012	Change		2013	2012
Selling expense	$5.0	$5.8	$(0.8)	(13.8)%	2.6%	3.0%
Research expense	3.8	2.2	1.6	72.7	2.0	1.1
General expense	10.6	12.4	(1.8)	(14.5)	5.4	6.4
Nonmanufacturing expenses	$19.4	$20.4	$(1.0)	(4.9)%	10.0%	10.5%

Nonmanufacturing expenses in the three months ended March 31, 2013 decreased by $1.0 million to $19.4 million from $20.4 million in the prior-year period primarily due to lower incentive compensation expenses.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $1.6 million in the three months ended March 31, 2013, of which $1.1 million related to severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions.

In 2012, the Company's restructuring and impairment expense of $18.7 million primarily included $16.9 million for an impairment charge to reduce the carrying value of the Company's Spotswood, New Jersey mill, which produces banded cigarette paper, following an amendment of the Company's supply agreement with Philip Morris USA, a subsidiary of Altria Group Inc.

Operating Profit
(dollars in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	March 31, 2013	March 31, 2012	Change		2013	2012
Paper	$25.3	$5.1	$20.2	N.M.	18.2%	3.8%
Reconstituted Tobacco	21.4	24.7	(3.3)	(13.4)	38.5	41.2
Unallocated expenses	(5.0)	(4.6)	(0.4)
Total	$41.7	$25.2	$16.5	65.5%	21.4%	12.9%
N.M. - Not Meaningful

Operating profit was $41.7 million in the three months ended March 31, 2013 compared with $25.2 million during the prior-year period.

The Paper segment's first quarter 2013 operating profit was $25.3 million, an increase of $20.2 million from the prior-year period.  The increase was primarily due to the following factors:

•	$16.8 million in lower restructuring and impairment expense due to the $16.9 million impairment charge during the first quarter of 2012

•$4.5 million favorable impact of higher sales volumes

•$5.0 million in improved costs of sales, including $1.6 million of net favorable changes in inflationary costs

•	$3.0 million in lower non-manufacturing expenses, primarily due to lower compensation accruals, lower legal expenses and lower selling expenses

•$2.0 million in favorable currency impacts

•	These positive factors were partially offset by $8.2 million impact from unfavorable mix and prices of products sold and $1.7 million of lower royalty income.

The Reconstituted Tobacco segment's first quarter 2013 operating profit was $21.4 million, compared to $24.7 million in the prior-year period.  The decrease was primarily due to $3.5 million in lower sales volume impacts and $0.9 million unfavorable fixed cost absorption due to lower production volumes partially offset by $1.3 million in improved pricing and favorable mix of products sold.

Non-Operating Expenses

Interest expense was $0.7 million in the three months ended March 31, 2013, a decrease from $0.9 million in the three months ended March 31, 2012.  The decrease in interest expense is primarily due to lower interest rates, partially offset by a higher debt balance in the first quarter of 2013 versus 2012.  The weighted average effective interest rates on our debt facilities were approximately 1.47% and 1.63% for three months ended March 31, 2013 and 2012, respectively.

Other income, net was $1.3 million during the three months ended March 31, 2013, an increase from $0.3 million during the three months ended March 31, 2012. The increase in other income, net is due to higher foreign currency transaction gains and interest income.

Income Taxes

A $12.4 million provision for income taxes in the three months ended March 31, 2013 resulted in an effective tax rate of 29.3% compared with 32.5% in the prior year.  The first quarter 2013 effective tax rate was lower than the 35% statutory rate due primarily to lower income tax rates in Poland. Also benefiting the three months ended March 31, 2013 was a favorable tax impact associated with our foreign holding company structure. During the first quarter of 2012, the 32.5% effective tax rate was lower than the 35% statutory rate due to lower income tax rates in Poland; however, this favorable impact was partially offset by losses and restructuring expenses incurred by the RTL Philippines facility that do not have any income tax benefits.

Income from Equity Affiliates

Income from equity affiliates was $0.8 million in the three months ended March 31, 2013 compared with $0.5 million during the prior-year period.  These results reflected the operations of the joint venture in China to produce cigarette papers, CTM, and expenses of the Chinese reconstituted tobacco joint venture, CTS, which is currently under construction.

Discontinued Operations

As a result of a decision to sell our Medan, Indonesia paper mill and a decision to close our San Pedro, Philippines paper mill, the results of these entities were reported as discontinued operations for all periods presented.  Consequently, their results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts.

Net Income and Income per Share

Net income in the three months ended March 31, 2013 was $30.1 million, or $0.96 per diluted share, compared with $14.6 million, or $0.45 per diluted share, during the prior-year period.  The increase in net income was primarily due to $17.1 million of lower restructuring and impairment expenses.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds available under our revolving credit facility with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant. As of March 31, 2013, $179.8 million of the Company's $181.1 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. The Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and currently plans to repatriate such earnings only when tax effective to do so. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.

Capital spending for 2013 is projected to be approximately $30 million to $35 million. We plan to fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities.

Cash Requirements

As of March 31, 2013, we had net operating working capital of $98.7 million and cash and cash equivalents of $181.1 million, compared with net operating working capital of $94.6 million and cash and cash equivalents of $151.2 million as of December 31, 2012.  Changes in these amounts include the impacts of changes in currency exchange rates and excess tax benefits of stock-based awards which are not included in the changes in operating working capital presented on the consolidated statements of cash flow.

Cash Flows from Operating Activities ($ in millions)	Three Months Ended
	March 31, 2013	March 31, 2012
Net Income	$30.1	$14.6
Less: Loss from discontinued operations	(0.6)	(2.5)
Income from continuing operations	30.7	17.1
Non-cash items included in net income:
Depreciation and amortization	8.5	9.8
Impairment	—	16.9
Deferred income tax provision (benefit)	4.9	(2.2)
Pension and other postretirement benefits	0.8	1.3
Stock-based compensation	0.1	1.6
Income from equity affiliates, net of cash dividends received	(0.8)	(0.5)
Excess tax benefits of stock-based awards	(0.5)	(0.1)
Other items	(0.3)	0.1
Net changes in operating working capital	(3.4)	5.3
Net cash provided (used) by operating activities of:
Continuing operations	40.0	49.3
Discontinued operations	1.3	(0.9)
Cash Provided by Operations	$41.3	$48.4

Net cash provided by operations was $41.3 million in the three months ended March 31, 2013 compared with $48.4 million in the prior-year period.  The lower cash generation during 2013 was largely due to a $3.4 million net increase in working capital in the current year period compared to a decrease in working capital of $5.3 million in the comparable prior-year period.

Operating Working Capital ($ in millions)	Three Months Ended
	March 31, 2013	March 31, 2012
Changes in operating working capital
Accounts receivable	$(7.0)	$7.4
Inventories	(3.9)	(4.3)
Prepaid expenses	(0.9)	(0.9)
Accounts payable	1.8	(0.4)
Accrued expenses	0.2	(4.6)
Accrued income taxes	6.4	8.1
Net changes in operating working capital	$(3.4)	$5.3

In the three months ended March 31, 2013, net changes in operating working capital contributed unfavorably to cash flow by $3.4 million. The 2013 net increase in working capital was primarily driven by the collection of certain advance payments during the latter part of 2012.

In the three months ended March 31, 2012, net changes in operating working capital contributed favorably to cash flow by $5.3 million. This 2012 net decrease in working capital was primarily driven by maturation of operations in Poland to support European LIP sales.

Cash Flows from Investing Activities ($ in millions)	Three Months Ended
	March 31, 2013	March 31, 2012
Capital spending	$(5.6)	$(7.8)
Capitalized software costs	—	(0.1)
Investment in equity affiliates	—	(4.5)
Other	(3.0)	(4.1)
Cash Used for Investing	$(8.6)	$(16.5)

Cash used for investing activities during the three months ended March 31, 2013 was $8.6 million and was primarily capital spending.

Cash used for investing activities in the three months ended March 31, 2012 was $16.5 million and was primarily capital spending and equity contributions to the CTS joint venture in China.

Cash Flows from Financing Activities ($ in millions)	Three Months Ended
	March 31, 2013	March 31, 2012
Cash dividends paid to SWM stockholders	$(9.4)	$(2.4)
Net proceeds from borrowings	7.5	0.5
Purchases of treasury stock	(1.7)	(21.6)
Proceeds from exercises of stock options	0.3	0.1
Excess tax benefits of stock-based awards	0.5	0.1
Cash Used in Financing	$(2.8)	$(23.3)

During the three months ended March 31, 2013, financing activities primarily included cash dividends of $9.4 million paid to SWM stockholders, net proceeds from borrowings of $7.5 million and share repurchases of $1.7 million.

During the three months ended March 31, 2012, financing activities primarily included $21.6 million of share repurchases, cash dividends of $2.4 million paid to SWM stockholders and net borrowings of $0.5 million.

Dividend Payments

We have declared and paid cash dividends on our Common Stock every fiscal quarter since the second quarter of 1996. We announced a dividend of $0.30 per share for the dividend payable on June 27, 2013 to stockholders of record on May 22, 2013. Our Credit Agreement covenants require that we maintain certain financial ratios, as disclosed in Note 8, Debt, of the Notes to Condensed Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the three months ended March 31, 2013, we repurchased 43,458 shares at a cost of $1.7 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. No shares were repurchased under the current $50.0 million authorization through the date of this filing. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended March 31, 2012, we repurchased 627,120 shares of our common stock at a cost of $21.6 million.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants ($ in millions)	Three Months Ended
	March 31, 2013	March 31, 2012
Changes in short-term debt	$0.5	$(1.5)
Proceeds from issuances of long-term debt	10.1	7.1
Payments on long-term debt	(3.1)	(5.1)
Net proceeds from borrowings	$7.5	$0.5

Net proceeds from long-term debt were $7.0 million and net proceeds on short-term debt were $0.5 million during the three months ended March 31, 2013.  The Company may incur additional borrowings of approximately $20 million to $30 million during 2013. With the current level of borrowing and forecasted results, we expect to remain in compliance with our Credit Agreement financial covenants.

The Company's five-year revolving credit facility, or Credit Agreement, provides for borrowing capacity of approximately $225 million and includes a $100 million equivalent sub-limit available in euro, as well as a $25 million equivalent sub-limit available in Philippine pesos.  Availability under the Credit Agreement was $79.9 million as of March 31, 2013. We also had availability under our bank overdraft facilities and lines of credit of $42.4 million as of March 31, 2013.

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a Maximum Net Debt to EBITDA Ratio of 3.00 and (b) Minimum Interest Coverage of 3.50. The Company was in compliance with its financial covenants at March 31, 2013.

Our total debt to capital ratios at March 31, 2013 and December 31, 2012 were 23.6% and 23.4%, respectively.

Other Factors Affecting Liquidity and Capital Resources

Postretirement Benefits. Our pension obligations are funded by our separate pension trusts, which held $133.8 million in assets at December 31, 2012. The combined projected benefit obligation, or PBO, of our U.S. and French pension plans was underfunded by $32.4 million as of December 31, 2012. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We were not required to make contributions to our U.S. and French pension plans during 2013; however we have voluntarily contributed $0.7 million to the U.S. pension plans during the three months ended March 31, 2013 .

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

Outlook

SWM has built a solid foundation and has opportunities ahead to provide value-adding solutions to our customers. For example, as additional countries are anticipated to adopt LIP legislation, we will continue to build our technology position and excellent reputation in this premium application to serve our customers' increasing needs for those products, which in turn should continue to improve the margin profile of our paper business.

The Company also seeks to capitalize on growth opportunities and regulatory trends requiring more sophisticated cigarettes in design and performance. For example, as proposed tar delivery limits get implemented in China, SWM expects increased demand for reconstituted tobacco leaf, which we are strategically positioned to satisfy with our new joint venture in China.

Challenges for the Company include continued global economic uncertainty, foreign exchange volatility and the continued decline of cigarette consumption in western markets which creates increased competitive pressure worldwide. SWM expects to continue driving cost reductions through our operational excellence and lean manufacturing efforts. These cost reductions are expected to deliver value to our customers and help mitigate anticipated inflationary and competitive pressures. In addition, we are evaluating other actions to address ongoing imbalances of demand and supply, particularly as tobacco industry growth is occurring primarily in regions such as Asia, in an effort to continue providing competitive and high quality, value-adding solutions in growing markets.

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

•
The Company suspended construction of its Philippine RTL manufacturing site during 2011. The carrying value of the partially constructed assets is evaluated for impairment at each reporting period by assessing the recoverability of the costs based on the undiscounted cash flows of the operation, likelihood of its reactivation and alternative uses for the equipment. This evaluation could result in a decision to record an impairment of some or a substantial portion of the net book value of the RTL Philippines property, plant and equipment, which was $75.1 million as of March 31, 2013.

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

•
Our portfolio of granted patents varies by country, which could have an impact on any competitive advantage provided by patents in individual markets. We rely on patent, trademark, and other intellectual property laws of the United States and other countries to protect our intellectual property rights. In order to maintain the benefits of our patents, we may be required to enforce certain of our patents against infringement through court actions. However, we may be unable to prevent third parties from using our intellectual property or infringing on our patents without our authorization, which may reduce any competitive advantage we have developed. If we have to litigate to protect these rights, any proceedings could be costly, time consuming, could divert management resources, and we may not prevail. We cannot guarantee that any United States or foreign patents, issued or pending, will continue to provide us with any competitive advantage or will not be successfully challenged by third parties. We believe that our products do not infringe on the valid intellectual property rights of third parties. However, we may be unaware of intellectual property rights of others that may cover some of our products or services. In that event, we may be subject to significant claims for damages. Effectively policing our intellectual property and patents is time consuming and costly, and the steps taken by us may not prevent infringement of our intellectual property, patents or other proprietary rights in our products, technology and trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk exposure at March 31, 2013 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Market Risk” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

Item 4. Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in our periodic Exchange Act reports. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. In completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2013. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

The Company is involved in various legal proceedings and disputes (see Note 16, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012). There have been no material developments to these matters during 2013.

Item 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In December 2012, the Board of Directors authorized the repurchase of shares of SWM Common Stock during the period December 7, 2012 to December 31, 2013 in an amount not to exceed $50.0 million. No shares have been repurchased under this new authorization through the date of this filing.

The following table indicates the amount of shares of the Company's common stock it has repurchased during 2013 and the remaining amount of share repurchases currently authorized by our Board of Directors as of March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum amount of shares that May Yet Be Purchased under the Programs
			(# shares)	($ in millions)	($ in millions)
January 2013	4,878	$39.78	—	$—
February 2013	38,580	37.81	—	$—
March 2013	—	—	—	—
Total Year-to-Date 2013	43,458	$38.03	—	$—	$50.0

The Company sometimes uses corporate 10b5-1 plans so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Future common stock repurchases will be dependent upon various factors, including the stock price, strategic opportunities and cash availability

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit
10.9.2	Restricted Stock Plan Performance Share Participation Agreement
10.9.3	Restricted Stock Plan Cliff Vesting Participation Agreement
10.9.4	Restricted Stock Plan French Performance Share Participation Agreement
10.9.5	Restricted Stock Plan French Cliff Vesting Participation Agreement
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flow, (v) the Consolidated Statements of Changes in Shareholders' Equity and (vi) Notes to Consolidated Financial Statements. (Furnished herewith.)

‡	These Section 906 certifications are not being incorporated by reference into the Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ JEFFREY A. COOK	By:	/s/ MARK A. SPEARS
	Jeffrey A. Cook Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)		Mark A. Spears Corporate Controller (principal accounting officer)

	May 8, 2013		May 8, 2013

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Form 10-Q filing:

•	“Banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.

•	“Binder” is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.

•	“Cigarette paper” wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.

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