Form 10-Q
period 2013-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2013-07-31
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

There were 31,392,480 shares of Common Stock issued and outstanding as of July 26, 2013.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Sales	$196.5	$192.9	$391.0	$387.9
Cost of products sold	131.6	129.3	263.4	260.0
Gross Profit	64.9	63.6	127.6	127.9

Selling expense	5.5	5.4	10.5	11.2
Research expense	3.7	2.6	7.5	4.8
General expense	12.9	12.7	23.5	25.1
Total nonmanufacturing expenses	22.1	20.7	41.5	41.1

Restructuring and impairment expense	0.7	5.3	2.3	24.0
Operating Profit	42.1	37.6	83.8	62.8
Interest expense	0.7	0.9	1.4	1.8
Other income (expense), net	1.2	(0.7)	2.5	(0.4)
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	42.6	36.0	84.9	60.6

Provision for income taxes	13.8	12.9	26.2	20.9
Income from equity affiliates, net of income taxes	0.6	0.4	1.4	0.9
Income from Continuing Operations	29.4	23.5	60.1	40.6
Loss from Discontinued Operations	(2.8)	(2.5)	(3.4)	(5.0)
Net Income	$26.6	$21.0	$56.7	$35.6

Net Income (Loss) per Share - Basic:
Income per share from continuing operations	$0.94	$0.75	$1.92	$1.28
Loss per share from discontinued operations	(0.09)	(0.08)	(0.11)	(0.16)
Net income per share – basic	$0.85	$0.67	$1.81	$1.12

Net Income (Loss) per Share – Diluted:
Income per share from continuing operations	$0.93	$0.74	$1.91	$1.27
Loss per share from discontinued operations	(0.09)	(0.08)	(0.11)	(0.16)
Net income per share – diluted	$0.84	$0.66	$1.80	$1.11

Weighted Average Shares Outstanding:

Basic	31,097,300	30,890,200	31,021,900	31,318,600

Diluted	31,259,500	31,246,000	31,184,600	31,651,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Income	$26.6	$21.0	$56.7	$35.6
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	(4.8)	(23.1)	(16.0)	(11.0)
Less: Reclassification adjustment for realized translation adjustments	(1.1)	—	(1.1)	—

Unrealized losses on derivative instruments	(6.1)	(3.7)	(4.7)	(0.4)
Less: Reclassification adjustment for gains on derivative instruments included in net income	(0.2)	(0.4)	(0.5)	(1.6)

Net gain from postretirement benefit plans	—	2.8	—	3.9
Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	1.0	(1.6)	2.1	(3.1)
Other Comprehensive Income (Loss)	(11.2)	(26.0)	(20.2)	(12.2)
Comprehensive Income (Loss)	$15.4	$(5.0)	$36.5	$23.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$212.7	$151.2
Accounts receivable, net	96.7	95.4
Inventories	112.3	111.6
Income taxes receivable	3.4	—
Current deferred income tax benefits	11.0	13.5
Other current assets	10.0	10.3
Total Current Assets	446.1	382.0

Property, Plant and Equipment, net	374.5	401.4
Deferred Income Tax Benefits	7.8	10.5
Investment in Equity Affiliates	58.9	61.2
Goodwill and Intangible Assets	5.9	6.1
Other Assets	25.8	25.5
Total Assets	$919.0	$886.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$3.3	$4.2
Accounts payable	47.6	45.6
Income taxes payable	—	1.3
Accrued expenses	74.8	75.8
Total Current Liabilities	125.7	126.9

Long-Term Debt	161.2	151.8
Pension and Other Postretirement Benefits	40.2	41.5
Deferred Income Tax Liabilities	33.3	28.4
Other Liabilities	29.1	26.3
Total Liabilities	389.5	374.9
Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 31,392,480 and 31,209,866 shares issued at June 30, 2013 and December 31, 2012, respectively; 31,392,480 and 31,201,106 shares outstanding at June 30, 2013 and December 31, 2012, respectively	3.1	3.1
Additional paid-in-capital	40.7	41.0
Common stock in treasury, at cost, 8,760 shares at December 31, 2012	—	(0.3)
Retained earnings	521.3	483.4
Accumulated other comprehensive loss, net of tax	(35.6)	(15.4)
Total Stockholders’ Equity	529.5	511.8
Total Liabilities and Stockholders’ Equity	$919.0	$886.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	37,587,298	$3.8	$211.7	5,220,414	$(132.1)	$417.0	$(24.5)	$475.9
Net income						35.6		35.6
Other comprehensive income, net of tax							(12.2)	(12.2)
Dividends declared ($0.15 per share)						(4.8)		(4.8)
Restricted stock issuances, net			(3.4)	(134,026)	3.4			—
Stock-based employee compensation expense			3.1					3.1
Excess tax benefits of stock-based employee compensation			0.1					0.1
Stock issued to directors as compensation	884		—					—
Issuance of shares for options exercised	11,100		0.1	—				0.1
Purchases of treasury stock				1,346,922	(45.7)			(45.7)
Balance, June 30, 2012	37,599,282	$3.8	$211.6	6,433,310	$(174.4)	$447.8	$(36.7)	$452.1

Balance, December 31, 2012	31,209,866	$3.1	$41.0	8,760	$(0.3)	$483.4	$(15.4)	$511.8
Net income						56.7		56.7
Other comprehensive loss, net of tax							(20.2)	(20.2)
Dividends declared ($0.60 per share)						(18.8)		(18.8)
Restricted stock issuances, net	208,061		(0.2)	(5,000)	0.2			—
Stock-based employee compensation expense			0.8					0.8
Excess tax benefits of stock-based employee compensation			0.5					0.5
Stock issued to directors as compensation	771		0.1					0.1
Issuance of shares for options exercised	21,000		0.3					0.3
Share cancellation	(47,218)		(1.8)	(47,218)	1.8			—
Purchases of treasury stock				43,458	(1.7)			(1.7)
Balance, June 30, 2013	31,392,480	$3.1	$40.7	—	$—	$521.3	$(35.6)	$529.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
Operations
Net income	$56.7	$35.6
Less: Loss from discontinued operations	(3.4)	(5.0)
Income from continuing operations	60.1	40.6
Non-cash items included in net income:
Depreciation and amortization	18.1	19.3
Impairment	—	20.0
Deferred income tax provision	7.7	1.3
Pension and other postretirement benefits	2.4	2.2
Stock-based compensation	0.8	3.1
Income from equity affiliates, net of cash dividends received	2.2	2.2
Excess tax benefits of stock-based awards	(0.5)	(0.1)
Other items	1.1	0.2
Changes in operating working capital:
Accounts receivable	(5.1)	1.3
Inventories	(4.3)	(8.5)
Prepaid expenses	(0.5)	(0.7)
Accounts payable	0.7	(2.3)
Accrued expenses	2.1	(4.4)
Accrued income taxes	(4.1)	3.1
Net changes in operating working capital	(11.2)	(11.5)
Net cash provided (used) by operating activities of:
- Continuing operations	80.7	77.3
- Discontinued operations	1.1	(2.3)
Cash Provided by Operations	81.8	75.0
Investing
Capital spending	(9.2)	(14.0)
Capitalized software costs	(0.1)	(0.3)
Investment in equity affiliates	—	(20.9)
Other investing	(0.6)	(7.1)
Cash Used for Investing	(9.9)	(42.3)
Financing
Cash dividends paid to SWM stockholders	(18.8)	(4.8)
Changes in short-term debt	(0.7)	(3.2)
Proceeds from issuances of long-term debt	31.4	39.7
Payments on long-term debt	(21.3)	(7.0)
Purchases of treasury stock	(1.7)	(45.7)
Proceeds from exercise of stock options	0.3	0.1
Excess tax benefits of stock-based awards	0.5	0.1
Cash Used in Financing	(10.3)	(20.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.1)	(0.2)
Increase in Cash and Cash Equivalents	61.5	11.7
Cash and Cash Equivalents at beginning of period	151.2	76.5
Cash and Cash Equivalents at end of period	$212.7	$88.2
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

Recent Accounting Pronouncements

On January 1, 2013, the Company adopted Financial Accounting Standards Board's Accounting Standards Update (ASU) 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The ASU amends and clarifies disclosure requirements for reclassifications from Other Comprehensive Income. The adoption of this guidance expanded the disclosure included in Note 2. Other Comprehensive Income, but it did not have a material impact on our condensed consolidated financial statements.

Note 2. Other Comprehensive Income

Comprehensive income includes net income, as well as items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented comprehensive income in the condensed consolidated statements of comprehensive income. Reclassification adjustments of derivative instruments are presented in Net Sales in the condensed consolidated statements of income. See Note 9. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit (OPEB) liabilities are included in the computation of net period pension and OPEB costs, which are more fully discussed in Note 11. Postretirement and Other Benefits.

Components of accumulated other comprehensive loss were as follows ($ in millions):

	June 30, 2013	December 31, 2012
Accumulated pension and OPEB liability adjustments, net of income tax of $22.1 million and $23.3 million at June 30, 2013 and December 31, 2012, respectively	$(41.1)	$(43.2)
Accumulated unrealized loss on derivative instruments, net of income tax benefit of $0.6 million and $1.5 million at June 30, 2013 and December 31, 2012, respectively	(6.6)	(1.4)
Accumulated unrealized foreign currency translation adjustments	12.1	29.2
Accumulated other comprehensive loss	$(35.6)	$(15.4)

Changes in the components of accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	June 30, 2013			June 30, 2012
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$1.4	$(0.4)	$1.0	$1.7	$(0.5)	$1.2
Unrealized loss on derivative instruments	(6.1)	(0.2)	(6.3)	(6.2)	2.1	(4.1)
Unrealized foreign currency translation adjustments	(5.9)	—	(5.9)	(23.1)	—	(23.1)
Total	$(10.6)	$(0.6)	$(11.2)	$(27.6)	$1.6	$(26.0)

	Six Months Ended
	June 30, 2013			June 30, 2012
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$3.3	$(1.2)	$2.1	$1.1	$(0.3)	$0.8
Unrealized loss on derivative instruments	(4.4)	(0.8)	(5.2)	(3.0)	1.0	(2.0)
Unrealized foreign currency translation adjustments	(17.1)	—	(17.1)	(11.0)	—	(11.0)
Total	$(18.2)	$(2.0)	$(20.2)	$(12.9)	$0.7	$(12.2)

Note 3. Discontinued Operations

The Company's paper mill in Medan, Indonesia and closed paper mill in San Pedro, Philippines have been reported as discontinued operations. The sale of the Indonesian mill was finalized in the second quarter of 2013 and a $1.6 million non-cash loss was recorded in discontinued operations. For all periods presented, results of both of these mills have been removed from each individual line within the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of discontinued operations.

In the consolidated balance sheets, the assets and liabilities of the Indonesia mill were classified as Held-for-Sale as of December 31, 2012 and therefore, except for cash and cash equivalents, assets and liabilities of the Indonesian mill were included in other current assets and accrued expenses, respectively, since December 31, 2012. As a result of the sale of the Indonesian mill, the consolidated balance sheets as of June 30, 2013 do not include the assets and liabilities of that business. Property, plant and equipment, net, of the Philippines mill was classified as Held-for-Sale and has been included in other current assets since March 31, 2013. Prior year balances have not been reclassified in the consolidated balance sheets.

Included in Other Current Assets and Accrued Expenses within the condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	June 30, 2013	December 31, 2012
Assets of discontinued operations:
Current assets	$1.6	$7.7
Property, Plant and Equipment, net	6.0	—
Noncurrent deferred income tax benefits	—	0.8
Other assets	3.5	0.2

Liabilities of discontinued operations:
Current liabilities	0.7	2.1

Summary financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$2.0	$5.9	$6.4	$13.0
Restructuring and impairment expense	1.5	—	1.4	—
Loss on disposal	(1.6)	—	(1.6)	—
Loss from discontinued operations before income taxes	(3.6)	(1.9)	(4.0)	(2.7)
Income tax (provision) benefit	0.8	(0.6)	0.6	(2.3)
Loss from discontinued operations	(2.8)	(2.5)	(3.4)	(5.0)

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

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator (basic and diluted):
Net income	$26.6	$21.0	$56.7	$35.6
Less: Dividends paid to participating securities	—	(0.1)	(0.1)	(0.1)
Less: Undistributed earnings available to participating securities	(0.2)	(0.2)	(0.4)	(0.4)
Undistributed and distributed earnings available to common stockholders	$26.4	$20.7	$56.2	$35.1

Denominator:
Average number of common shares outstanding	31,097.3	30,890.2	31,021.9	31,318.6
Effect of dilutive stock-based compensation	162.2	355.8	162.7	333.0
Average number of common and potential common shares outstanding	31,259.5	31,246.0	31,184.6	31,651.6

There were no anti-dilutive stock options during the three and six month periods ended June 30, 2013 or 2012.

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

	June 30, 2013	December 31, 2012
Raw materials	$28.0	$31.5
Work in process	28.2	23.4
Finished goods	38.0	36.8
Supplies and other	18.1	19.9
Total	$112.3	$111.6

Note 6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for each segment for the six months ended June 30, 2013 were as follows ($ in millions):

	Reconstituted Tobacco	Paper	Total
Goodwill as of December 31, 2012, gross	$5.7	$2.7	$8.4
Accumulated impairment losses	—	(2.7)	(2.7)
Goodwill as of December 31, 2012, net	5.7	—	5.7

Foreign currency translation adjustments	—	—	—

Goodwill as of June 30, 2013, gross	5.7	2.7	8.4
Accumulated impairment losses	—	(2.7)	(2.7)
Goodwill as of June 30, 2013, net	$5.7	$—	$5.7

The gross carrying amount and accumulated amortization for amortizable intangible assets consisted of the following ($ in millions):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Customer-related intangibles (Reconstituted Tobacco Segment)	$10.0	$9.8	$0.2	$10.0	$9.6	$0.4

*  Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $0.1 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $0.2 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively. The Company’s customer-related intangibles are amortized to expense using the 150% declining balance method over a 6-year life. The remaining customer-related intangible assets are expected to be fully amortized during 2013.

Note 7. Restructuring Activities

The Company incurred restructuring and impairment expenses of $0.7 million and $5.3 million in the three months ended June 30, 2013 and 2012, respectively, and $2.3 million and $24.0 million in the six months ended June 30, 2013 and 2012, respectively.

In the Paper segment, restructuring and impairment expenses were $0.4 million and $2.1 million during the three months ended June 30, 2013 and 2012, respectively, and $1.5 million and $20.0 million during the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013, restructuring and impairment expenses primarily included $1.0 million related to severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions and terminating a third-party printing agreement in Europe. For the six months ended June 30, 2012, expenses for the Paper segment were primarily related to the Company's amendment of a supply agreement with Philip Morris-USA, a subsidiary of Altria Group Inc. The amended agreement eliminated the Company's contractual commitment to stand ready to produce commercial quantities of banded cigarette paper even in the absence of firm orders. The Company considered these new terms to be a triggering event requiring evaluation of the recoverability of our Spotswood mill's banded cigarette paper production assets. Based on this analysis, which reflected management's assessment of the most likely future utilization of the mill, the Company in 2012 recorded a $16.9 million impairment charge to reduce the carrying value of these assets to their fair value.

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

The Reconstituted Tobacco segment restructuring and impairment expenses were $0.3 million and $3.2 million for the three months ended June 30, 2013 and 2012, respectively, and $0.8 million and $3.9 million for the six months ended June 30, 2013 and 2012, respectively. During both the three and six months ended June 30, 2013, restructuring and impairment expenses primarily related to severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions. Expenses incurred during the three and six months ended June 30, 2012, were primarily costs associated with suspending construction of the RTL facility in the Philippines and related mothballing activities.

Restructuring liabilities were classified within Accrued expenses in each of the consolidated balance sheets as of June 30, 2013 and December 31, 2012. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended June 30, 2013 and December 31, 2012 are summarized as follows ($ in millions):

	Six Months Ended	Year Ended
	June 30, 2013	December 31, 2012
Balance at beginning of year	$3.4	$7.3
Accruals for announced programs	2.3	2.6
Cash payments	(1.5)	(6.4)
Exchange rate impacts	(0.2)	(0.1)
Balance at end of period	$4.0	$3.4

Note 8. Debt

Total debt is summarized in the following table ($ in millions):

	June 30, 2013	December 31, 2012
Revolving Credit Agreement	$147.6	$139.1
French Employee Profit Sharing	16.0	14.7
Bank Overdrafts	0.7	2.0
Other	0.2	0.2
Total Debt	164.5	156.0
Less: Current debt	(3.3)	(4.2)
Long-Term Debt	$161.2	$151.8

Credit Agreement

In May 2011, the Company entered into an unsecured revolving credit facility, or Credit Agreement. The five-year revolving Credit Agreement provides for borrowing capacity of approximately $225 million with an option to increase borrowing capacity by $100 million and includes a $100 million equivalent sub-limit available in euro, of which €25 million was drawn at June 30, 2013, and a $25 million equivalent sub-limit available in Philippine pesos. The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.00 and (b) minimum interest coverage of 3.50. The Company was in compliance with its financial covenants at June 30, 2013.

Under the Credit Agreement, interest rates are based on the London Interbank Offered Rate plus an applicable margin that varies from 1.25% to 2.00% depending on the Net Debt to EBITDA Ratio, as defined in the Credit Agreement.  The Company will incur commitment fees at an annual rate of 0.20% to 0.30% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to EBITDA Ratio. As of June 30, 2013, the applicable interest rate on Credit Agreement borrowings was 1.50% on US Dollar borrowings and 1.38% on euro borrowings.

Fair Value of Debt

At June 30, 2013 and December 31, 2012, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts since the interest rates were variable and based on current market indices.

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

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. Changes in the fair value of our interest rate swaps are recorded to net income each period. There were no interest rate hedge agreements as of June 30, 2013.

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at June 30, 2013 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$—	Accounts Payable	$3.0
Foreign exchange contracts	Other Assets	—	Other Liabilities	4.0
Total derivatives designated as hedges		$—		$7.0

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

The following table provides the effect derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	(Gain) Loss Recognized in AOCI on Derivatives, Net of Tax				Gain Reclassified from AOCI into Net Sales
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Foreign exchange contracts	$4.1	$(4.1)	$5.2	$(2.0)	$0.2	$0.4	$0.5	$1.6

The Company's designated derivative instruments are perfectly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three months and six months ended June 30, 2013 and 2012.

The following table provides the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of Gain / (Loss) Recognized in Other Income / Expense
	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest rate contracts	$—	$—	$—	$(0.1)
Foreign exchange contracts	(0.4)	0.9	(0.8)	(1.6)
Total	$(0.4)	$0.9	$(0.8)	$(1.7)

Note 10. Commitments and Contingencies

Litigation

Imposto sobre Circulaçăo de Mercadorias e Serviços, or ICMS, a form of value-added tax in Brazil, was assessed to our Brazilian subsidiary Schweitzer-Mauduit do Brasil Indústria e Comércio de Papel Ltda., or SWM-B, in December of 2000. SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS taxes from January 1995 through November 2000, collectively the Assessment.

The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. One of the two assessments, or Assessment 1 (case number 2001.001.115144-5), related in part to tax periods that predated our acquisition of the Pirahy mill in Pirai, Brazil and is covered in part by an indemnification from the sellers of the Pirahy mill. The second assessment, or Assessment 2 (case number 2001.001.06544-6), pertains exclusively to periods that SWM-B owned the Pirahy mill. While SWM-B would be primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owners of the Pirahy mill under the indemnification.

SWM-B has contested the Assessment based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers used in the production of books, newspapers and periodicals, or immune papers, and the raw material inputs used to produce immune papers.

Both assessments are presently on appeal in separate chambers of the Federal Supreme Court of Brazil. Assessment 1 is before the court on a procedural question which, if decided favorably, would invalidate Assessment 1. If decided against SWM-B, the lower court would be notified to send the case records to the Federal Supreme Court for a decision on the merits. Assessment 2 is before the Federal Supreme Court of Brazil on the merits and will be finally decided by the action of the chamber of the court hearing the matter, unless there is a prior decision by a chamber of the Federal Supreme Court on Assessment 1 that is in contradiction, in which case the conflict between the rulings of the different chambers could be decided by the Federal Supreme Court sitting as a whole. No docket entry has been made yet regarding argument on either assessment.  SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. Based on the foreign currency exchange rate at June 30, 2013, the Assessment totaled approximately $43 million, of which approximately $20 million is covered by the above-discussed indemnification. No liability has been recorded in our condensed consolidated financial statements for the Assessment based on our evaluation of the Assessment under the facts and law as presently understood.

Environmental Matters

The Company's operations are subject to various nations' federal, state and local laws, regulations and ordinances relating to environmental matters. The nature of the Company's operations exposes it to the risk of claims with respect to various environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental laws and regulations, it believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation and monitoring of certain hazardous waste disposal sites, will not have a material effect on its financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material effect on its financial condition or results of operations.

General Matters

In the ordinary course of conducting business activities, the Company and its subsidiaries become involved in certain other judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured regulatory, employment, general and commercial liability, environmental and other matters. At this time, the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial condition, results of operations or cash flows. However, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial condition, results of operations or cash flows.

Note 11. Postretirement and Other Benefits

The Company sponsors pension benefits in the United States, France and Canada and postretirement healthcare and life insurance, or OPEB, benefits in the United States and Canada. The Company’s Canadian pension and OPEB benefits are not material and therefore are not included in the following disclosures.

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three months and six months ended June 30, 2013 and 2012 were as follows ($ in millions):

	Three Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$0.3	$0.3	$—	$0.1
Interest cost	1.3	1.4	0.2	0.2	0.1	0.2
Expected return on plan assets	(1.8)	(1.9)	(0.1)	(0.2)	—	—
Amortizations and other	1.8	1.5	0.2	0.1	(0.2)	—
Net periodic benefit cost	$1.3	$1.0	$0.6	$0.4	$(0.1)	$0.3

	Six Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$0.6	$0.5	$—	$0.1
Interest cost	2.6	2.8	0.4	0.5	0.1	0.3
Expected return on plan assets	(3.6)	(3.8)	(0.2)	(0.3)	—	—
Amortizations and other	3.5	3.0	0.5	0.1	(0.4)	—
Net periodic benefit cost	$2.5	$2.0	$1.3	$0.8	$(0.3)	$0.4

During the full-year 2013, the Company expects to recognize approximately $6.0 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $0.2 million credit for its French pension plans. During the six months ended June 30, 2013, the Company contributed $0.7 million to its U.S. pension plan.

Note 12. Income Taxes

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows ($ in millions):

	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$14.8	35.0%	$12.6	35.0%	$29.7	35.0%	$21.2	35.0%
Tax benefits of foreign legal structure	(0.4)	(1.0)	(1.2)	(3.3)	(0.7)	(0.8)	(1.6)	(2.6)
Adjustments to valuation allowances	—	—	—	—	—	—	(0.4)	(0.7)
French business tax reclassified as income tax	0.5	1.1	0.6	1.7	1.1	1.3	1.3	2.1
Change in enacted foreign tax rate	—	—	0.3	0.8	—	—	0.6	1.0
Foreign income tax rate differential and other foreign taxes	(1.2)	(2.9)	0.5	1.4	(3.8)	(4.5)	0.3	0.5
Other, net	0.1	0.2	0.1	0.2	(0.1)	(0.1)	(0.5)	(0.8)
Provision for income taxes	$13.8	32.4%	$12.9	35.8%	$26.2	30.9%	$20.9	34.5%

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

All unrecognized tax positions would impact the Company's effective tax rate if recognized. The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated statement of income. There were no material income tax penalties or interest accrued during the three or six months ended June 30, 2013 or 2012.

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

($ in millions)	Net Sales
	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
Paper	$137.8	70.1%	$136.0	70.5%	$276.7	70.8%	$271.1	69.9%
Reconstituted Tobacco	58.7	29.9	56.9	29.5	114.3	29.2	116.8	30.1
Total Consolidated	$196.5	100.0%	$192.9	100.0%	$391.0	100.0%	$387.9	100.0%

($ in millions)	Operating Profit
	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
Paper	$26.0	61.8%	$22.9	60.9%	$51.3	61.2%	$28.0	44.6%
Reconstituted Tobacco	22.1	52.5	20.1	53.5	43.5	51.9	44.8	71.3
Unallocated	(6.0)	(14.3)	(5.4)	(14.4)	(11.0)	(13.1)	(10.0)	(15.9)
Total Consolidated	$42.1	100.0%	$37.6	100.0%	$83.8	100.0%	$62.8	100.0%

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

Summary

($ in millions, except per share amounts)	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
Net sales	$196.5	100.0%	$192.9	100.0%	$391.0	100.0%	$387.9	100.0%
Gross profit	64.9	33.0	63.6	33.0	127.6	32.6	127.9	33.0
Restructuring & impairment expense	0.7	0.4	5.3	2.7	2.3	0.6	24.0	6.2
Operating profit	42.1	21.4	37.6	19.5	83.8	21.4	62.8	16.2
Interest expense	0.7	0.4	0.9	0.5	1.4	0.4	1.8	0.5
Income from continuing operations	29.4	15.0	23.5	12.2	60.1	15.4	40.6	10.5
Loss from discontinued operations	(2.8)	(1.4)	(2.5)	(1.3)	(3.4)	(0.9)	(5.0)	(1.3)
Net income	26.6	13.5%	21.0	10.9%	56.7	14.5%	35.6	9.2%
Diluted earnings per share from continuing operations	$0.93		$0.74		$1.91		$1.27
Diluted earnings per share	$0.84		$0.66		$1.80		$1.11
Cash provided by operations	$40.5		$26.6		$81.8		$75.0
Capital spending	$3.6		$6.2		$9.2		$14.0

Second Quarter Highlights

In the second quarter of 2013, SWM reported net income of $26.6 million on total net sales of $196.5 million. Compared to the prior-year quarter, net sales increased $3.6 million due in part to continued growth in LIP products.

Cash provided by operations was $40.5 million in the second quarter of 2013 compared to $26.6 million in second quarter of 2012. The $13.9 million increase was due primarily to a $9.0 million favorable second quarter 2013 versus second quarter 2012 comparison of net change in working capital. Uses of cash during the second quarter of 2013 included $3.6 million of capital spending and $9.4 million in cash dividends paid to SWM stockholders.

Year-to-Date Highlights

In the six months ended June 30, 2013, SWM net income increased $21.1 million to $56.7 million primarily due to our operational excellence initiatives, continued growth in LIP sales volumes and lower restructuring-related impairment charges.

Cash provided by operations was $81.8 million during the first half of 2013 compared to $75.0 million in the first half of 2012. We have returned $18.8 million through dividends to SWM stockholders during the six months ended June 30, 2013 compared to $4.8 million in the prior-year period.

Recent Developments

Construction progress continues at our reconstituted tobacco joint venture in China, China Tobacco-Schweitzer (Yunnan) Reconstituted Tobacco Company Ltd., or CTS, which is on track to open in 2014 with an expected ramp to full capacity by 2016. We expect CTS to incur a higher level of start-up expenses in 2014 prior to profitable operations in 2015.

During the second quarter of 2013, we finalized the sale of our paper mill in Indonesia, which is presented as a discontinued operation. The sale resulted in a non-cash loss of $1.6 million.

Administrative and Court Proceedings Relating to Papers for Lower Ignition Propensity Cigarettes

In December 2009, Miquel y Costas S.A., Société Papéterie Leman SAS and delfortgroup AG filed Notices of Opposition to the European Patent Office's, or EPO, grant of European Patent EP 1482815.  The opponents contend that the claimed invention is not disclosed in a manner sufficiently clear and complete for it to be carried out by a person skilled in the art and that the claims were either not novel or lacked inventive step due to prior art references (amongst others, two earlier patents of SWM cited by the Examiner prior to granting the patent).  The Company will continue to defend the grant of this patent by taking necessary actions including responding to further submissions by the opponents.  Once the EPO considers that all positions have been fully briefed, it will hold a hearing to assist it in reaching a final conclusion on the oppositions.  There is no mandated timetable by which the EPO must reach a decision.  The outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution.  The patent remains in effect and enforceable while the opposition proceedings are pending. As a result of the world-wide LIP license agreement with SWM, delfortgroup has withdrawn its opposition and is no longer a party to these proceedings (though delfortgroup's arguments and evidence presented remain in the proceedings). The action remains open with the other parties.

On November 11, 2010, the EPO issued a Decision to Grant SWM European Patent No. 1333729.  On December 8, 2010, Julius Glatz GmbH filed a Notice of Opposition to the grant of this patent.  In September 2011, Papéteries du Leman, delfortgroup AG, and Miquel y Costas & Miquel S.A. each filed opposition papers and Glatz supplemented its previous filing. However, Papéteries du Leman failed to pay the opposition fee and thus is not a party to the opposition proceedings; it refiled its opposition papers as third-party observations. The Company's response to the Notices of Opposition was timely filed. The Company believes that the EPO properly granted the patent and it intends to vigorously defend the patent. As a result of the world-wide LIP license agreement with SWM, delfortgroup has withdrawn its opposition and is no longer a party to these proceedings (though delfortgroup's arguments and evidence presented will remain in the proceedings). The action remains open with the other parties.

A petition to re-exam United States Patent No. 6,725,867 filed by delfortgroup in 2010 is still pending. As a result of the worldwide LIP license agreement with SWM, delfortgroup has withdrawn from this proceeding. There are no other petitioners in the action.

On June 27, 2012, the EPO granted the Company's applications for two LIP related patents, EP 21275454 and EP 2127545, that are based on divisional applications related to European Patent No. 1333729. Julius Glatz GmbH and Miquel y Costas & Miquel S.A. each filed Notices of Opposition to the grants of EP 2127544. Julius Glatz GmbH, Miquel y Costas & Miquel S.A. and Société Papéterie Leman SAS each filed Notices of Opposition to the grant of EP

2127545. The EPO issued communications requesting SWM to respond to the oppositions on May 7, 2013. The Company believes that the EPO properly granted the patents and it intends to vigorously defend the patents.

On September 12, 2012, the EPO granted the Company's LIP related patent, EP 2127543, that is based on a divisional application related to European Patent No. 1333729. Société Papéterie Leman SAS, Julius Glatz GmbH and Miquel y Costas & Miquel S.A. each filed Notices of Opposition, and the EPO issued a communication on July 23, 2013, requesting SWM to respond to the oppositions. The Company believes that the EPO properly granted the patent and it intends to vigorously defend the patent.

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

Net Sales
(dollars in millions)

	Three Months Ended
	June 30, 2013	June 30, 2012	Change	Percent Change	Consolidated Sales Volume Change
Paper	$137.8	$136.0	$1.8	1.3%	8%
Reconstituted Tobacco	58.7	56.9	1.8	3.2	(2)
Total	$196.5	$192.9	$3.6	1.9%	4%

Net sales were $196.5 million in 2013 compared with $192.9 million in 2012. The increase in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes due to sales volume	$14.2	7.4%
Changes in currency exchange rates	(0.1)	(0.1)
Changes due to royalty income	(0.6)	(0.3)
Changes in product mix and selling prices	(9.9)	(5.1)
Total	$3.6	1.9%

•	Total unit sales volumes increased 4% in the second quarter of 2013 versus the prior-year quarter.

◦	Sales volumes for the Paper segment increased by 8%

◦	Sales volumes for the Reconstituted Tobacco segment decreased by 2%

•	Royalty revenue decreased by $0.6 million.

•	Unfavorable changes in mix and prices of products sold decreased net sales by $9.9 million largely driven by mix of products sold.

Paper segment net sales during the three months ended June 30, 2013 of $137.8 million increased by $1.8 million, or 1.3%, versus $136.0 million in the prior-year period.  The increase in net sales was primarily the result of a $12.4 million favorable impact of higher sales unit volumes partially offset by $10.0 million in unfavorable effects of product mix and to a lesser extent lower average selling prices and lower royalty revenue.

Reconstituted Tobacco segment net sales during the three months ended June 30, 2013 of $58.7 million increased by $1.8 million, or 3.2%, compared with $56.9 million in the prior-year period.  The increase in net sales of the Reconstituted Tobacco segment resulted from the $1.8 million impact of mix of products sold.

Operating Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2013	June 30, 2012	Change		2013	2012
Net Sales	$196.5	$192.9	$3.6	1.9%	100.0%	100.0%

Cost of products sold	131.6	129.3	2.3	1.8	67.0	67.0
Gross Profit	$64.9	$63.6	$1.3	2.0%	33.0%	33.0%

The $1.3 million increase in gross profit during the three months ended June 30, 2013 versus the prior-year period was primarily due to $6.2 million in lower costs of sales resulting from our operational excellence programs which was partially offset by a $3.9 million unfavorable impact of volume, mix and prices of products sold. Changes in wood pulp costs did not significantly impact the quarterly comparison.

Nonmanufacturing Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2013	June 30, 2012	Change		2013	2012
Selling expense	$5.5	$5.4	$0.1	1.9%	2.8%	2.8%
Research expense	3.7	2.6	1.1	42.3	1.9	1.3
General expense	12.9	12.7	0.2	1.6	6.5	6.6
Nonmanufacturing expenses	$22.1	$20.7	$1.4	6.8%	11.2%	10.7%

Nonmanufacturing expenses in the three months ended June 30, 2013 increased by $1.4 million to $22.1 million from $20.7 million in the prior-year period. The increase is primarily due to increased expenditures related to product diversification and growth initiatives.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $0.7 million in the three months ended June 30, 2013, of which $0.4 million was attributable to fees to exit a third-party printing contract in Europe.

In the second quarter of 2012, the Company's restructuring and impairment expense of $5.3 million primarily included $3.2 million in the Reconstituted Tobacco segment for non-cash impairment charges for the equipment at the idled RTL Philippines site. In the Paper segment, $2.1 million of restructuring expenses was primarily due to a $1.3 million termination fee to exit a third-party printing contract in the U.S.

Operating Profit
(dollars in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	June 30, 2013	June 30, 2012	Change		2013	2012
Paper	$26.0	$22.9	$3.1	13.5%	18.9%	16.8%
Reconstituted Tobacco	22.1	20.1	2.0	10.0	37.6	35.3
Unallocated expenses	(6.0)	(5.4)	(0.6)
Total	$42.1	$37.6	$4.5	12.0%	21.4%	19.5%

Operating profit was $42.1 million in the three months ended June 30, 2013 compared with $37.6 million during the prior-year period.

The Paper segment's second quarter 2013 operating profit was $26.0 million, an increase of $3.1 million from the prior-year period.  The increase was primarily due to the following factors:

•$7.3 million in lower costs of sales resulting from our operational excellence programs

•	These positive factors were partially offset by a $4.8 million impact from unfavorable mix and prices of products sold

The Reconstituted Tobacco segment's second quarter 2013 operating profit was $22.1 million, compared to $20.1 million in the prior-year period.  The increase was primarily due to a favorable mix of products sold.

Non-Operating Expenses

Interest expense was $0.7 million in the three months ended June 30, 2013, a decrease from $0.9 million in the three months ended June 30, 2012.  The decrease in interest expense is primarily due to lower interest rates and a lower debt balance in the second quarter of 2013 versus 2012.  The weighted average effective interest rates on our debt facilities were approximately 1.6% and 1.7% for three months ended June 30, 2013 and 2012, respectively.

Other income, net was $1.2 million during the three months ended June 30, 2013, an increase from other expense, net of $0.7 million during the three months ended June 30, 2012. The increase in other income, net is due to higher foreign currency transaction gains and interest income.

Income Taxes

A $13.8 million provision for income taxes in the three months ended June 30, 2013 resulted in an effective tax rate of 32.4% compared with 35.8% in the prior year.  The second quarter 2013 effective tax rate was lower than the 35% statutory rate due primarily to lower income tax rates in Poland. During the second quarter of 2012, the 35.8% effective tax rate was higher than the 35% statutory rate due to losses and restructuring expenses incurred by the RTL Philippines facility that do not have any income tax benefits which was partially offset by lower income tax rates in Poland.

Income from Equity Affiliates

Income from equity affiliates was $0.6 million in the three months ended June 30, 2013 compared with $0.4 million during the prior-year period.  These results reflected the operations of the joint venture in China to produce cigarette papers, China Tobacco Mauduit (Jiangmen) Paper Industry Company Ltd., or CTM, and expenses of the Chinese reconstituted tobacco joint venture, CTS, which is currently under construction.

Discontinued Operations

Due to our decisions to sell our Medan, Indonesia paper mill and to close our San Pedro, Philippines paper mill, the results of these entities were reported as discontinued operations for all periods presented.  Consequently, their results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts. During the three months ended June 30, 2013, the Company completed the sale of the Indonesian mill and incurred a $1.6 million non-cash loss on sale which is presented in discontinued operations.

Net Income and Income per Share

Net income in the three months ended June 30, 2013 was $26.6 million, or $0.84 per diluted share, compared with $21.0 million, or $0.66 per diluted share, during the prior-year period.  The increase in net income was primarily due to lower restructuring expenses and lower manufacturing costs resulting from the Company's operation excellence programs which were partially offset by unfavorable product mix, lower average selling prices, higher inflationary costs and higher nonmanufacturing expenses.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

Net Sales
(dollars in millions)

	Six Months Ended
	June 30, 2013	June 30, 2012	Change	Percent Change	Consolidated Sales Volume Change
Paper	$276.7	$271.1	$5.6	2.1%	5%
Reconstituted Tobacco	114.3	116.8	(2.5)	(2.1)	(6)
Total	$391.0	$387.9	$3.1	0.8%	—%

Net sales were $391.0 million in 2013 compared with $387.9 million in 2012. The increase in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes due to sales volume	$18.4	4.7%
Changes in product mix and selling prices	(12.9)	(3.3)%
Changes due to royalty income	(2.3)	(0.6)
Changes in currency exchange rates	(0.1)	—
Total	$3.1	0.8%

•	Total unit sales volumes were unchanged in the six months ended June 30, 2013 versus the prior-year period.

◦	Sales volumes for the Paper segment increased by 5%

◦	Sales volumes for the Reconstituted Tobacco segment decreased by 6%

•	Unfavorable changes in mix and prices of products sold decreased net sales by $12.9 million largely driven by mix of products sold.

•	Royalty revenue declined by $2.3 million.

Paper segment net sales during the six months ended June 30, 2013 of $276.7 million increased by $5.6 million, or 2.1%, versus $271.1 million in the prior-year period.  The increase in net sales was primarily the result of higher LIP product sales.

Reconstituted Tobacco segment net sales during the six months ended June 30, 2013 of $114.3 million decreased by $2.5 million, or 2.1%, compared with $116.8 million in the prior-year period.  The decrease in net sales of the Reconstituted Tobacco segment resulted from the $5.0 million impact of lower volumes in comparison with a strong first half of 2012 which was partially offset by $2.3 million in favorable average selling prices resulting from the mix of products sold.

Operating Expenses
(dollars in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2013	June 30, 2012	Change		2013	2012
Net Sales	$391.0	$387.9	$3.1	0.8%	100.0%	100.0%

Cost of products sold	263.4	260.0	3.4	1.3	67.4	67.0
Gross Profit	$127.6	$127.9	$(0.3)	(0.2)%	32.6%	33.0%

The $0.3 million decrease in gross profit during the six months ended June 30, 2013 versus the prior-year period was primarily due to a net unfavorable $9.3 million impact of volumes, mix and prices of products sold, $2.3 million in lower royalties and $1.1 million in higher wood pulp prices. These unfavorable impacts were mostly offset by $11.8 million in improved costs of sales and a $1.3 million benefit from favorable currency translation. Pulp cost increases were primarily in hardwood.

Nonmanufacturing Expenses
(dollars in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2013	June 30, 2012	Change		2013	2012
Selling expense	$10.5	$11.2	$(0.7)	(6.3)%	2.7%	2.9%
Research expense	7.5	4.8	2.7	56.3	1.9	1.2
General expense	23.5	25.1	(1.6)	(6.4)	6.0	6.5
Nonmanufacturing expenses	$41.5	$41.1	$0.4	1.0%	10.6%	10.6%

Nonmanufacturing expenses in the six months ended June 30, 2013 increased by $0.4 million to $41.5 million from $41.1 million in the prior-year period due to higher expenditures on product diversification and growth initiatives which were mostly offset by lower incentive compensation expenses.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $2.3 million in the six months ended June 30, 2013, of which $1.6 million related to severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions and $0.4 million to exit a third-party printing contract in Europe.

In the six months ended June 30, 2012, the Company's restructuring and impairment expense of $24.0 million primarily included $16.9 million for an impairment charge to reduce the carrying value of the Company's Spotswood, New Jersey mill, which produces banded cigarette paper, following an amendment of the Company's supply agreement with Philip Morris USA, a subsidiary of Altria Group Inc. Other Paper segment restructuring expenses of $1.8 million and $1.3 million were primarily due to preretirement program expense accruals in France and termination fees to exit a third-party printing contract in the U.S., respectively.

Operating Profit
(dollars in millions)

	Six Months Ended			Percent Change	Return on Net Sales
	June 30, 2013	June 30, 2012	Change		2013	2012
Paper	$51.3	$28.0	$23.3	83.2%	18.5%	10.3%
Reconstituted Tobacco	43.5	44.8	(1.3)	(2.9)	38.1	38.4
Unallocated expenses	(11.0)	(10.0)	(1.0)
Total	$83.8	$62.8	$21.0	33.4%	21.4%	16.2%

Operating profit was $83.8 million in the six months ended June 30, 2013 compared with $62.8 million during the prior-year period.

The Paper segment's operating profit in the six months ended June 30, 2013 was $51.3 million, an increase of $23.3 million from the prior-year period.  The increase was primarily due to the following factors:

•	$18.5 million in lower restructuring and impairment expense primarily due to the $16.9 million impairment charge during the first quarter of 2012;

•$13.6 million in lower costs of sales;

•$3.3 million favorable impact of higher sales volumes;

•$1.3 million in favorable currency impacts; and

•	These positive factors were partially offset by a $11.2 million impact from unfavorable mix and prices of products sold and $2.3 million of lower royalty income.

The Reconstituted Tobacco segment's operating profit in the six months ended June 30, 2013 was $43.5 million compared to $44.8 million in the prior-year period.  The decrease was primarily due to $3.0 million in lower sales volume impacts and $1.9 million unfavorable fixed cost absorption due to lower production volumes partially offset by $1.7 million in improved pricing and favorable mix of products sold.

Non-Operating Expenses

Interest expense was $1.4 million in the six months ended June 30, 2013, a decrease from $1.8 million in the six months ended June 30, 2012.  The decrease in interest expense is primarily due to lower interest rates and lower debt balances in 2013 versus 2012.  The weighted average effective interest rates on our debt facilities were approximately 1.5% and 1.7% for six months ended June 30, 2013 and 2012, respectively.

Other income, net was $2.5 million during the six months ended June 30, 2013, compared to other expense, net of $0.4 million during the six months ended June 30, 2012. The increase in other income, net is due to higher foreign currency transaction gains and interest income.

Income Taxes

A $26.2 million provision for income taxes in the six months ended June 30, 2013 resulted in an effective tax rate of 30.9% compared with 34.5% in the prior year.  In the six months ended June 30, 2013, the effective tax rate was lower than the 35% statutory rate due primarily to lower income tax rates in Poland. During the first half of 2012, the 34.5% effective tax rate was lower than the 35% statutory rate due to lower income tax rates in Poland; however, this favorable impact was partially offset by losses and restructuring expenses incurred by the RTL Philippines facility that did not have any income tax benefits.

Income from Equity Affiliates

Income from equity affiliates was $1.4 million in the six months ended June 30, 2013 compared with $0.9 million during the prior-year period.  These results reflected the operations of the joint venture in China to produce cigarette papers, CTM, and expenses of the Chinese reconstituted tobacco joint venture, CTS, which is currently under construction.

Discontinued Operations

Due to our decisions to sell our Medan, Indonesia paper mill and to close our San Pedro, Philippines paper mill, the results of these entities were reported as discontinued operations for all periods presented.  Consequently, their results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts. During the three months ended June 30, 2013, the Company completed the sale of the Indonesian mill and incurred a $1.6 million loss on sale which is presented in discontinued operations.

Net Income and Income per Share

Net income in the six months ended June 30, 2013 was $56.7 million, or $1.80 per diluted share, compared with $35.6 million, or $1.11 per diluted share, during the prior-year period.  The increase in net income was primarily due to $21.7 million of lower restructuring and impairment expenses and growth in the LIP area.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds available under our revolving credit facility with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant. As of June 30, 2013, $204.4 million of the Company's $212.7 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. The Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and currently plans to repatriate such earnings only when tax effective to do so. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.

Capital spending for full year 2013 is projected to be approximately $25 million to $30 million. We plan to fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities.

Cash Requirements

As of June 30, 2013, we had net operating working capital of $94.0 million and cash and cash equivalents of $212.7 million, compared with net operating working capital of $94.6 million and cash and cash equivalents of $151.2 million as of December 31, 2012.  Changes in these amounts reflect the impacts of changes in currency exchange rates and excess tax benefits of stock-based awards which are not included in the changes in operating working capital presented on the consolidated statements of cash flow.

Cash Flows from Operating Activities ($ in millions)	Six Months Ended
	June 30, 2013	June 30, 2012
Net Income	$56.7	$35.6
Less: Loss from discontinued operations	(3.4)	(5.0)
Income from continuing operations	60.1	40.6
Non-cash items included in net income:
Depreciation and amortization	18.1	19.3
Impairment	—	20.0
Deferred income tax provision	7.7	1.3
Pension and other postretirement benefits	2.4	2.2
Stock-based compensation	0.8	3.1
Income from equity affiliates, net of cash dividends received	2.2	2.2
Excess tax benefits of stock-based awards	(0.5)	(0.1)
Other items	1.1	0.2
Net changes in operating working capital	(11.2)	(11.5)
Net cash provided (used) by operating activities of:
Continuing operations	80.7	77.3
Discontinued operations	1.1	(2.3)
Cash Provided by Operations	$81.8	$75.0

Net cash provided by operations was $81.8 million in the six months ended June 30, 2013 compared with $75.0 million in the prior-year period.  The higher cash generation during 2013 was largely due to higher pretax income excluding restructuring-related non-cash impairments.

Operating Working Capital ($ in millions)	Six Months Ended
	June 30, 2013	June 30, 2012
Changes in operating working capital
Accounts receivable	$(5.1)	$1.3
Inventories	(4.3)	(8.5)
Prepaid expenses	(0.5)	(0.7)
Accounts payable	0.7	(2.3)
Accrued expenses	2.1	(4.4)
Accrued income taxes	(4.1)	3.1
Net changes in operating working capital	$(11.2)	$(11.5)

In the six months ended June 30, 2013, net changes in operating working capital contributed unfavorably to cash flow by $11.2 million. The 2013 increase in working capital was driven by the collection of certain advance payments during the latter part of 2012 and higher inventory to meet expected demand.

In the six months ended June 30, 2012, net changes in operating working capital were unfavorable to cash flow by $11.5 million primarily driven by higher inventory to meet expected demand.

Cash Flows from Investing Activities ($ in millions)	Six Months Ended
	June 30, 2013	June 30, 2012
Capital spending	$(9.2)	$(14.0)
Capitalized software costs	(0.1)	(0.3)
Investment in equity affiliates	—	(20.9)
Other	(0.6)	(7.1)
Cash Used for Investing	$(9.9)	$(42.3)

Cash used for investing activities during the six months ended June 30, 2013 was $9.9 million and was primarily capital spending.

Cash used for investing activities in the six months ended June 30, 2012 was $42.3 million and was primarily capital spending and $20.9 million in equity contributions to the CTS joint venture in China.

Cash Flows from Financing Activities ($ in millions)	Six Months Ended
	June 30, 2013	June 30, 2012
Cash dividends paid to SWM stockholders	$(18.8)	$(4.8)
Net proceeds from borrowings	9.4	29.5
Purchases of treasury stock	(1.7)	(45.7)
Proceeds from exercises of stock options	0.3	0.1
Excess tax benefits of stock-based awards	0.5	0.1
Cash Used in Financing	$(10.3)	$(20.8)

During the six months ended June 30, 2013, financing activities primarily included cash dividends of $18.8 million paid to SWM stockholders, net proceeds from borrowings of $9.4 million and share repurchases of $1.7 million.

During the six months ended June 30, 2012, financing activities primarily included $45.7 million of share repurchases, net borrowings of $29.5 million and cash dividends of $4.8 million paid to SWM stockholders.

Dividend Payments

We have declared and paid cash dividends on our Common Stock every fiscal quarter since the second quarter of 1996. Effective July 31, 2013, we announced a dividend of $0.30 per share for the dividend payable on September 26, 2013 to stockholders of record on August 28, 2013. Our Credit Agreement (defined below) covenants require that we maintain certain financial ratios, as disclosed in Note 8. Debt, of the Notes to Condensed Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the six months ended June 30, 2013, we repurchased 43,458 shares of our Common Stock at a cost of $1.7 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. On December 6, 2012, our Board of Directors authorized the repurchase from time to time of up to $50.0 million of our Common Stock. No shares had been purchased under this authorization through the date of this filing. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

In the six months ended June 30, 2012, we repurchased 1,346,922 shares of our common stock at a cost of $45.7 million.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants ($ in millions)	Six Months Ended
	June 30, 2013	June 30, 2012
Changes in short-term debt	$(0.7)	$(3.2)
Proceeds from issuances of long-term debt	31.4	39.7
Payments on long-term debt	(21.3)	(7.0)
Net proceeds from borrowings	$9.4	$29.5

Net proceeds from long-term debt were $10.1 million and net payments on short-term debt were $0.7 million during the six months ended June 30, 2013.  The Company may incur additional borrowings of approximately $20 million to $30 million during 2013. With the current level of borrowing and forecasted results, we expect to remain in compliance with our Credit Agreement financial covenants.

The Company's five-year revolving credit facility, or Credit Agreement, provides for borrowing capacity of approximately $225 million and includes a $100 million equivalent sub-limit available in euro, as well as a $25 million equivalent sub-limit available in Philippine pesos.  Availability under the Credit Agreement was $81.4 million as of June 30, 2013. We also had availability under our bank overdraft facilities and lines of credit of $44.5 million as of June 30, 2013.

The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.00 and (b) minimum interest coverage of 3.50. The Company was in compliance with its financial covenants at June 30, 2013.

Our total debt to capital ratios at June 30, 2013 and December 31, 2012 were 23.7% and 23.4%, respectively.

Other Factors Affecting Liquidity and Capital Resources

Our pension obligations are funded by our separate pension trusts, which held $133.8 million in assets at December 31, 2012. The combined projected benefit obligation, or PBO, of our U.S. and French pension plans was underfunded by $32.4 million as of December 31, 2012. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We were not required to make contributions to our U.S. and French pension plans during 2013; however, we have voluntarily contributed $0.7 million to the U.S. pension plans during the six months ended June 30, 2013 .

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

Outlook

SWM has built a solid foundation and has opportunities ahead to provide value-adding solutions to our customers. For example, as additional countries are anticipated to adopt LIP legislation, we intend to continue to build our technology position and excellent reputation in this premium application to serve our customers' increasing needs for those products, which in turn should continue to improve the margin profile of our paper business.

The Company also seeks to capitalize on growth opportunities and regulatory trends requiring more sophisticated cigarettes in design and performance. For example, as proposed tar delivery limits are implemented in China, SWM expects increased demand for reconstituted tobacco leaf, which we are strategically positioned to satisfy with our joint venture in China.

Challenges for the Company include continued global economic uncertainty, foreign exchange volatility and the continued decline of cigarette consumption in western countries which creates increased competitive pressure worldwide. SWM expects to continue driving cost reductions through our operational excellence and lean manufacturing efforts. These cost reductions are expected to deliver value to our customers and help mitigate anticipated inflationary and competitive pressures. In addition, we are evaluating other actions to address ongoing imbalances of demand and supply, particularly as tobacco industry growth is occurring primarily in regions such as Asia, in an effort to continue providing competitive and high quality, value-adding solutions in growing areas.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act.  Forward-looking statements, include, without limitation, those regarding the opening of CTS, the outcome of the Assessment and EPO opposition proceedings, the adoption of LIP regulations in new countries, and other statements identified by words such as "believe," "expect," "intend," "anticipate," "project," "appears," "should," "could," "may," "typically" and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this filing. These risks include, among other things, those set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012 as well as the following factors:

•
SWM has manufacturing facilities in five countries, two joint ventures in China, and sells products in over 90 countries. As a result, it is subject to a variety of import and export tax, foreign currency, labor and other regulations within these countries. Changes in these regulations, adverse interpretations or applications, as well as changes in currency exchange rates and the outcome of various court and regulatory proceedings in Europe and Brazil, could adversely impact the Company's business in a variety of ways, including increasing expenses, decreasing sales, limiting its ability to repatriate funds and generally limiting its ability to conduct business;

•
The Company's sales are concentrated to a limited number of customers. In 2012, 55% of its sales were to its four largest customers. The loss of one or more of these customers, or a significant reduction in one or more of these customers' purchases, particularly those that impact our higher value LIP papers or reconstituted tobacco, could have a material adverse effect on the Company's results of operations;

•
The Company's financial performance is materially impacted by sales of both reconstituted tobacco products and cigarette paper for lower ignition propensity cigarettes. A significant change in sales or production volumes, pricing or manufacturing costs of these products could have a material impact on future financial results;

•
As a result of excess capacity in the tobacco-related papers industry and increased operating costs, competitive levels of selling prices for certain of the Company's products are not sufficient to cover those costs with a margin that the Company considers reasonable. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment charges for certain equipment as well as employee severance expenses associated with downsizing activities and could do so in the future;

•
The Company suspended construction of its Philippines RTL manufacturing site during 2011. The carrying value of the partially constructed assets is evaluated for impairment at each reporting period by assessing the recoverability of the costs based on the undiscounted cash flows of the operation, likelihood of its reactivation and alternative uses for the equipment. This evaluation could result in a decision to record an impairment of some or a substantial portion of the net book value of the RTL Philippines property, plant and equipment, which was $71.0 million as of June 30, 2013;

•
The demand for our reconstituted tobacco leaf product is subject to change depending on the rate at which this product is included by our customers in the blend that forms the column of tobacco in their various cigarette brands as well as the supply and cost of natural tobacco leaf, which serves to an extent as a substitute for reconstituted tobacco. A change in the inclusion rate or the dynamics of the natural leaf tobacco market can have a material effect on the volume of reconstituted tobacco sales, the price for reconstituted tobacco or both, either of which can have a material effect on our earnings from that product line. In past years, the Company has experienced the adverse effects for one or more years related to changes in the demand and supply relationship for natural leaf;

•
In recent years, governmental entities around the world, particularly in the United States, western Europe, Australia and Brazil, have taken or have proposed actions that may have the effect of reducing consumption of tobacco products which can, in turn, reduce demand for our products. Reports with respect to the possible harmful physical effects of cigarette smoking and use of tobacco products have been publicized for many years and, together with actions to restrict or prohibit advertising and promotion of cigarettes or other tobacco products, to limit smoking in public places, to control or restrict the additives that may be used in tobacco products and to increase taxes on such products, are intended to discourage the consumption of traditional cigarettes and other such products. Also in recent years, certain governmental entities, particularly in North America and Europe, have enacted, considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked. Furthermore, it is not possible to predict what additional legislation or regulations relating to tobacco products will be enacted or the extent to which such legislation, regulations or the development of new products or technologies, such as e-cigarettes, may impact the design of our customers' products, the demand for traditional cigarettes and our business and financial performance;

•
Our portfolio of granted patents varies by country, which could have an impact on any competitive advantage provided by patents in individual countries. We rely on patent, trademark, and other intellectual property laws of the United States and other countries to protect our intellectual property rights. In order to maintain the benefits of our patents, we may be required to enforce certain of our patents against infringement through court actions. However, we may be unable to prevent third parties from using our intellectual property or infringing on our patents without our authorization, which may reduce any competitive advantage we have developed. If we have to litigate to protect these rights, any proceedings could be costly, time consuming, could divert management resources, and we may not prevail. We cannot guarantee that any United States or foreign patents, issued or pending, will continue to provide us with any competitive advantage or will not be successfully challenged by third parties. We believe that our products do not infringe on the valid intellectual property rights of third parties. However, we may be unaware of intellectual property rights of others that may cover some of our products or services. In that event, we may be subject to significant claims for damages or disruptions to our operations. Effectively policing our intellectual property and patents is time consuming and costly, and the steps taken by us may not prevent infringement of our intellectual property, patents or other proprietary rights in our products, technology and trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk exposure at June 30, 2013 is consistent with, and not materially different than, the types of market risk and amount of exposures presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission, or SEC.

Item 4. Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Exchange Act of 1934, as amended. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2013. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings and disputes (see Note 16. Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012). There have been no material developments to these matters during 2013.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table indicates the amount of shares of the Company's Common Stock it has repurchased during 2013 and the remaining amount of share repurchases currently authorized by our Board of Directors as of June 30, 2013:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
First Quarter 2013	43,458	$38.03	—	$—
April 2013	—	$—	—	$—
May 2013	—	—	—	$—
June 2013	—	—	—	—
Total Year-to-Date 2013	43,458	$38.03	—	$—	$50.0

In December 2012, the Board of Directors authorized the repurchase of shares of SWM Common Stock during the period from December 7, 2012 to December 31, 2013 in an amount not to exceed $50.0 million. No shares have been repurchased under this new authorization through the date of this filing.

The Company sometimes uses corporate 10b5-1 plans so that share repurchases can be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Future Common Stock repurchases will be dependent upon various factors, including the Company's stock price, strategic opportunities and cash availability.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Board of Directors of the Company approved an amendment to the By-Laws of the Company, or the Amendment, effective as December 2, 2010. The Amendment modified Articles 15 and 19 to expand the disclosure requirements for stockholders who propose business or nominate directors at a Company stockholders meeting. In addition, the Amendment made non-substantive changes to Articles 16 and 26 of the By-Laws. The foregoing summary is qualified by the full text of the Company's By-Laws, as amended and restated to reflect the Amendment, which is included as Exhibit 3.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Number	Exhibit
3.2	By-Laws, as amended and restated on and through December 2, 2010.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1943, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1943, as amended.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flow,and (vi) Notes to Consolidated Financial Statements (Furnished herewith).

‡	This Section 906 certification is not being incorporated by reference into this Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ JEFFREY A. COOK	By:	/s/ MARK A. SPEARS
	Jeffrey A. Cook Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)		Mark A. Spears Corporate Controller (principal accounting officer)

	July 31, 2013		July 31, 2013

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Form 10-Q filing:

•	“Banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.

•	“Binder” is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.

•	“Cigarette paper” wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.

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

•
“Net debt to EBITDA ratio” is a financial measurement used in bank covenants where "Net Debt" is defined as consolidated total debt minus unrestricted cash and cash equivalents in excess of $15 million, and “EBITDA” is defined as net income plus the sum of interest expense, income tax expense, depreciation and amortization, non-cash restructuring and impairment charges, earnings attributable to the minority interest to the extent such earnings are received by the Company and all other non-cash charges minus amortization of deferred revenue and minority interest in the earnings of subsidiaries to the extent such earnings are distributed to holders other than the Company.

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