Form 10-Q
period 2013-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2013-11-06
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2013
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

There were 31,399,480 shares of Common Stock issued and outstanding as of November 1, 2013.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Sales	$185.3	$195.9	$576.3	$583.8
Cost of products sold	122.1	129.6	385.5	389.6
Gross Profit	63.2	66.3	190.8	194.2

Selling expense	4.7	4.1	15.2	15.3
Research expense	3.6	2.4	11.1	7.2
General expense	12.5	12.4	36.0	37.5
Total nonmanufacturing expenses	20.8	18.9	62.3	60.0

Restructuring and impairment expense	0.6	(2.0)	2.9	22.0
Operating Profit	41.8	49.4	125.6	112.2
Interest expense	0.6	0.7	2.0	2.5
Other income (expense), net	0.5	0.4	3.0	—
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	41.7	49.1	126.6	109.7

Provision for income taxes	13.8	16.7	40.0	37.6
Income from equity affiliates, net of income taxes	1.7	1.3	3.1	2.2
Income from Continuing Operations	29.6	33.7	89.7	74.3
Loss from Discontinued Operations	(0.5)	(6.0)	(3.9)	(11.0)
Net Income	$29.1	$27.7	$85.8	$63.3

Net Income (Loss) per Share - Basic:
Income per share from continuing operations	$0.94	$1.08	$2.86	$2.36
Loss per share from discontinued operations	(0.01)	(0.19)	(0.12)	(0.35)
Net income per share – basic	$0.93	$0.89	$2.74	$2.01

Net Income (Loss) per Share – Diluted:
Income per share from continuing operations	$0.93	$1.06	$2.84	$2.33
Loss per share from discontinued operations	(0.01)	(0.19)	(0.12)	(0.35)
Net income per share – diluted	$0.92	$0.87	$2.72	$1.98

Weighted Average Shares Outstanding:

Basic	31,092,600	30,659,900	31,042,200	31,097,400

Diluted	31,280,300	31,052,600	31,213,300	31,460,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Income	$29.1	$27.7	$85.8	$63.3
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	16.0	12.7	—	1.7
Less: Reclassification adjustment for realized translation adjustments	—	—	(1.1)	—

Unrealized losses on derivative instruments	—	(0.1)	(4.7)	(0.5)
Less: Reclassification adjustment for gains and losses on derivative instruments included in net income	0.4	—	(0.1)	(1.6)

Net gain from postretirement benefit plans	1.7	2.3	1.7	6.2
Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	(1.4)	(1.5)	0.7	(4.6)
Other Comprehensive Income (Loss)	16.7	13.4	(3.5)	1.2
Comprehensive Income	$45.8	$41.1	$82.3	$64.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$222.5	$151.2
Accounts receivable, net	100.7	95.4
Inventories	111.0	111.6
Income taxes receivable	4.5	—
Current deferred income tax benefits	9.3	13.5
Other current assets	8.1	10.3
Total Current Assets	456.1	382.0

Property, Plant and Equipment, net	384.6	401.4
Deferred Income Tax Benefits	7.0	10.5
Investment in Equity Affiliates	61.7	61.2
Goodwill and Intangible Assets	6.0	6.1
Other Assets	25.4	25.5
Total Assets	$940.8	$886.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$4.6	$4.2
Accounts payable	35.8	45.6
Income taxes payable	—	1.3
Accrued expenses	81.7	75.8
Total Current Liabilities	122.1	126.9

Long-Term Debt	146.6	151.8
Pension and Other Postretirement Benefits	38.4	41.5
Deferred Income Tax Liabilities	37.1	28.4
Other Liabilities	29.6	26.3
Total Liabilities	373.8	374.9
Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 31,399,180 and 31,209,866 shares issued at September 30, 2013 and December 31, 2012, respectively; 31,399,180 and 31,201,106 shares outstanding at September 30, 2013 and December 31, 2012, respectively	3.1	3.1
Additional paid-in-capital	41.9	41.0
Common stock in treasury, at cost, 8,760 shares at December 31, 2012	—	(0.3)
Retained earnings	540.9	483.4
Accumulated other comprehensive loss, net of tax	(18.9)	(15.4)
Total Stockholders’ Equity	567.0	511.8
Total Liabilities and Stockholders’ Equity	$940.8	$886.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	37,587,298	$3.8	$211.7	5,220,414	$(132.1)	$417.0	$(24.5)	$475.9
Net income						63.3		63.3
Other comprehensive income, net of tax							1.2	1.2
Dividends declared ($0.30 per share)						(9.4)		(9.4)
Restricted stock issuances, net			(3.4)	(137,026)	3.4			—
Stock-based employee compensation expense			4.5					4.5
Excess tax benefits of stock-based employee compensation			0.1					0.1
Stock issued to directors as compensation	1,324		—					—
Issuance of shares for options exercised	11,100		0.1	—				0.1
Share reissuance and cancellation to fulfill stock split	(6,556,110)	(0.7)	(178.4)	(6,556,110)	178.4	0.7		—
Purchases of treasury stock				1,481,482	(50.0)			(50.0)
Balance, September 30, 2012	31,043,612	$3.1	$34.6	8,760	$(0.3)	$471.6	$(23.3)	$485.7

Balance, December 31, 2012	31,209,866	$3.1	$41.0	8,760	$(0.3)	$483.4	$(15.4)	$511.8
Net income						85.8		85.8
Other comprehensive loss, net of tax							(3.5)	(3.5)
Dividends declared ($0.90 per share)						(28.3)		(28.3)
Restricted stock issuances, net	214,461		(0.2)	(5,000)	0.2			—
Stock-based employee compensation expense			2.0					2.0
Excess tax benefits of stock-based employee compensation			0.5					0.5
Stock issued to directors as compensation	1,071		0.1					0.1
Issuance of shares for options exercised	21,000		0.3					0.3
Share cancellation	(47,218)		(1.8)	(47,218)	1.8			—
Purchases of treasury stock				43,458	(1.7)			(1.7)
Balance, September 30, 2013	31,399,180	$3.1	$41.9	—	$—	$540.9	$(18.9)	$567.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Operations
Net income	$85.8	$63.3
Less: Loss from discontinued operations	(3.9)	(11.0)
Income from continuing operations	89.7	74.3
Non-cash items included in net income:
Depreciation and amortization	27.0	28.7
Impairment	—	20.0
Deferred income tax provision	12.8	8.6
Pension and other postretirement benefits	3.4	1.6
Stock-based compensation	2.0	4.5
Income from equity affiliates, net of cash dividends received	0.5	0.8
Excess tax benefits of stock-based awards	(0.5)	(0.1)
Other items	2.3	(1.2)
Changes in operating working capital:
Accounts receivable	(6.9)	3.8
Inventories	(0.4)	(7.4)
Prepaid expenses	0.1	(0.3)
Accounts payable	(6.7)	(3.7)
Accrued expenses	3.4	(3.8)
Accrued income taxes	(5.5)	2.4
Net changes in operating working capital	(16.0)	(9.0)
Net cash provided (used) by operating activities of:
- Continuing operations	121.2	128.2
- Discontinued operations	1.9	(2.8)
Cash Provided by Operations	123.1	125.4
Investing
Capital spending	(20.2)	(20.4)
Capitalized software costs	(0.4)	(0.5)
Investment in equity affiliates	—	(21.0)
Other investing	0.5	(4.1)
Cash Used for Investing	(20.1)	(46.0)
Financing
Cash dividends paid to SWM stockholders	(28.3)	(9.4)
Changes in short-term debt	0.4	1.3
Proceeds from issuances of long-term debt	53.4	39.8
Payments on long-term debt	(59.5)	(20.3)
Purchases of treasury stock	(1.7)	(50.0)
Proceeds from exercise of stock options	0.3	0.1
Excess tax benefits of stock-based awards	0.5	0.1
Cash Used in Financing	(34.9)	(38.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.2	0.3
Increase in Cash and Cash Equivalents	71.3	41.3
Cash and Cash Equivalents at beginning of period	151.2	76.5
Cash and Cash Equivalents at end of period	$222.5	$117.8
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

The Company is a manufacturer of high porosity papers, which are used in manufacturing ventilated cigarettes, banded and print banded papers for the production of lower ignition propensity, or LIP, cigarettes and the leading independent producer of RTL used in producing blended cigarettes. The Company conducts business in over 90 countries and currently operates nine production locations worldwide, with mills in the United States, France, Brazil and Poland. The Company also has a 50% equity interest in two joint ventures in China.

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

Note 2. Other Comprehensive Income

Comprehensive income includes net income, as well as items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented comprehensive income in the condensed consolidated statements of comprehensive income (loss). Reclassification adjustments of derivative instruments are presented in Net Sales in the condensed consolidated statements of income. See Note 9. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit (OPEB) liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 11. Postretirement and Other Benefits.

Components of accumulated other comprehensive loss were as follows ($ in millions):

	September 30, 2013	December 31, 2012
Accumulated pension and OPEB liability adjustments, net of income tax of $22.5 million and $23.3 million at September 30, 2013 and December 31, 2012, respectively	$(40.8)	$(43.2)
Accumulated unrealized loss on derivative instruments, net of income tax benefit of $0.3 million and $1.5 million at September 30, 2013 and December 31, 2012, respectively	(6.2)	(1.4)
Accumulated unrealized foreign currency translation adjustments	28.1	29.2
Accumulated other comprehensive loss	$(18.9)	$(15.4)

Changes in the components of accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	September 30, 2013			September 30, 2012
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$(0.1)	$0.4	$0.3	$1.5	$(0.7)	$0.8
Unrealized loss on derivative instruments	0.8	(0.4)	0.4	(0.2)	0.1	(0.1)
Unrealized foreign currency translation adjustments	16.0	—	16.0	12.7	—	12.7
Total	$16.7	$—	$16.7	$14.0	$(0.6)	$13.4

	Nine Months Ended
	September 30, 2013			September 30, 2012
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$3.2	$(0.8)	$2.4	$2.6	$(1.0)	$1.6
Unrealized loss on derivative instruments	(3.6)	(1.2)	(4.8)	(3.2)	1.1	(2.1)
Unrealized foreign currency translation adjustments	(1.1)	—	(1.1)	1.7	—	1.7
Total	$(1.5)	$(2.0)	$(3.5)	$1.1	$0.1	$1.2

Note 3. Discontinued Operations

The Company's former paper mill in Medan, Indonesia and closed paper mill in San Pedro, Philippines have been reported as discontinued operations. The sale of the Indonesian mill was finalized in the second quarter of 2013 and a $1.6 million non-cash loss was recorded in discontinued operations. For all periods presented, results of both of these mills have been removed from each individual line within the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of discontinued operations.

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

Included in Other Current Assets and Accrued Expenses within the condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	September 30, 2013	December 31, 2012
Assets of discontinued operations:
Current assets	$1.5	$7.7
Property, Plant and Equipment, net	4.6	—
Noncurrent deferred income tax benefits	—	0.8
Other assets	3.4	0.2

Liabilities of discontinued operations:
Current liabilities	1.2	2.1

Summary financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$0.6	$6.1	$7.0	$19.1
Restructuring and impairment expense	—	3.4	1.4	3.4
Loss on disposal	—	—	(1.6)	—
Loss from discontinued operations before income taxes	(0.1)	(5.9)	(4.1)	(8.6)
Income tax (provision) benefit	(0.4)	(0.1)	0.2	(2.4)
Loss from discontinued operations	(0.5)	(6.0)	(3.9)	(11.0)

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

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator (basic and diluted):
Net income	$29.1	$27.7	$85.8	$63.3
Less: Dividends paid to participating securities	(0.1)	—	(0.2)	(0.1)
Less: Undistributed earnings available to participating securities	(0.2)	(0.3)	(0.6)	(0.7)
Undistributed and distributed earnings available to common stockholders	$28.8	$27.4	$85.0	$62.5

Denominator:
Average number of common shares outstanding	31,092.6	30,659.9	31,042.2	31,097.4
Effect of dilutive stock-based compensation	187.7	392.7	171.1	362.9
Average number of common and potential common shares outstanding	31,280.3	31,052.6	31,213.3	31,460.3

There were no anti-dilutive stock options during the three and nine month periods ended September 30, 2013 or 2012.

Note 5. Inventories

Inventories are valued at the lower of cost using the First-In, First-Out, or FIFO, and weighted average methods, or market. The Company's costs included in inventory primarily include pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of mill overhead costs. Machine start-up costs or abnormal machine shut downs are expensed in the period incurred and are not reflected in inventory. The definition of market value, with respect to all inventories, is replacement cost or net realizable value. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. The following schedule details inventories by major class ($ in millions):

	September 30, 2013	December 31, 2012
Raw materials	$24.8	$31.5
Work in process	25.1	23.4
Finished goods	42.6	36.8
Supplies and other	18.5	19.9
Total	$111.0	$111.6

Note 6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for each segment for the nine months ended September 30, 2013 were as follows ($ in millions):

	Reconstituted Tobacco	Paper	Total
Goodwill as of December 31, 2012, gross	$5.7	$2.7	$8.4
Accumulated impairment losses	—	(2.7)	(2.7)
Goodwill as of December 31, 2012, net	5.7	—	5.7

Foreign currency translation adjustments	0.2	—	0.2

Goodwill as of September 30, 2013, gross	5.9	2.7	8.6
Accumulated impairment losses	—	(2.7)	(2.7)
Goodwill as of September 30, 2013, net	$5.9	$—	$5.9

The gross carrying amount and accumulated amortization for amortizable intangible assets consisted of the following ($ in millions):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Customer-related intangibles (Reconstituted Tobacco Segment)	$10.0	$9.9	$0.1	$10.0	$9.6	$0.4

*  Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $0.0 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, and $0.2 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively. The Company’s customer-related intangibles are amortized to expense using the 150% declining balance method over a 6-year life. The remaining customer-related intangible assets are expected to be fully amortized during 2013.

Note 7. Restructuring Activities

The Company incurred restructuring and impairment expenses of $0.6 million and recognized income of $2.0 million in the three months ended September 30, 2013 and 2012, respectively, and incurred expenses of $2.9 million and $22.0 million in the nine months ended September 30, 2013 and 2012, respectively.

In the Paper segment, restructuring and impairment expenses were $0.2 million and income was $2.0 million during the three months ended September 30, 2013 and 2012, respectively, and expenses were $1.7 million and $18.0 million during the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, restructuring and impairment expenses primarily included $1.2 million related to severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions and terminating a third-party printing agreement in Europe. For the nine months ended September 30, 2012, expenses for the Paper segment were primarily related to the Company's amendment of a supply agreement with Philip Morris-USA, a subsidiary of Altria Group Inc. The amended agreement eliminated the Company's contractual commitment to stand ready to produce commercial quantities of banded cigarette paper even in the absence of firm orders. The Company considered these new terms to be a triggering event requiring evaluation of the recoverability of our Spotswood mill's banded cigarette paper production assets. Based on this analysis, which reflected management's assessment of the most likely future utilization of the mill, the Company in 2012 recorded a $16.9 million impairment charge to reduce the carrying value of these assets to their fair value.

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

The Reconstituted Tobacco segment restructuring and impairment expenses were $0.1 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and $0.9 million and $4.0 million for the nine months ended September 30, 2013 and 2012, respectively. During both the three and nine months ended September 30, 2013, restructuring and impairment expenses primarily related to severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions. Expenses incurred during the three and nine months ended September 30, 2012, were primarily costs associated with suspending construction of the RTL facility in the Philippines and related mothballing activities.

Restructuring liabilities were classified within Accrued expenses in each of the consolidated balance sheets as of September 30, 2013 and December 31, 2012. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended September 30, 2013 and December 31, 2012 are summarized as follows ($ in millions):

	Nine Months Ended	Year Ended
	September 30, 2013	December 31, 2012
Balance at beginning of year	$3.4	$7.3
Accruals for announced programs	2.9	2.6
Cash payments	(2.2)	(6.4)
Exchange rate impacts	—	(0.1)
Balance at end of period	$4.1	$3.4

Note 8. Debt

Total debt is summarized in the following table ($ in millions):

	September 30, 2013	December 31, 2012
Revolving Credit Agreement	$132.8	$139.1
French Employee Profit Sharing	16.2	14.7
Bank Overdrafts	1.9	2.0
Other	0.3	0.2
Total Debt	151.2	156.0
Less: Current debt	(4.6)	(4.2)
Long-Term Debt	$146.6	$151.8

Credit Agreement

In May 2011, the Company entered into an unsecured revolving credit facility, or Credit Agreement. The five-year revolving Credit Agreement provides for borrowing capacity of approximately $225 million with an option to increase borrowing capacity by $100 million and includes a $100 million equivalent sub-limit available in euro, of which €25 million was drawn at September 30, 2013, and a $25 million equivalent sub-limit available in Philippine pesos. The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.00 and (b) minimum interest coverage of 3.50. The Company was in compliance with its covenants under the Credit Agreement at September 30, 2013.

Under the Credit Agreement, interest rates are based on the London Interbank Offered Rate plus an applicable margin that varies from 1.25% to 2.00% depending on the Net Debt to EBITDA Ratio, as defined in the Credit Agreement.  The Company will incur commitment fees at an annual rate of 0.20% to 0.30% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to EBITDA Ratio. As of September 30, 2013, the applicable interest rate on Credit Agreement borrowings was 1.44% on US Dollar borrowings and 1.38% on euro borrowings.

Fair Value of Debt

At September 30, 2013 and December 31, 2012, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts since the interest rates were variable and based on current market indices.

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

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. Changes in the fair value of our interest rate swaps are recorded to net income each period. There were no interest rate hedge agreements as of September 30, 2013.

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at September 30, 2013 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$0.1	Accrued Expenses	$4.1
Foreign exchange contracts	Other Assets	—	Other Liabilities	2.8
Total derivatives designated as hedges		$0.1		$6.9

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2012 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$0.4	Accrued Expenses	$—
Foreign exchange contracts	Other Assets	—	Other Liabilities	3.5
Total derivatives designated as hedges		$0.4		$3.5

The following table provides the effect derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	(Gain) Loss Recognized in AOCI on Derivatives, Net of Tax				Gain Reclassified from AOCI into Net Sales
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Foreign exchange contracts	$(0.4)	$(0.1)	$4.8	$(2.1)	$(0.6)	$—	$(0.1)	$1.6

The Company's designated derivative instruments are perfectly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three months and nine months ended September 30, 2013 and 2012.

The following table provides the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of Gain / (Loss) Recognized in Other Income / Expense
	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest rate contracts	$—	$—	$—	$(0.1)
Foreign exchange contracts	0.8	0.3	—	(1.3)
Total	$0.8	$0.3	$—	$(1.4)

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

The Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. One of the two assessments, or Assessment 1 (case number 2001.001.115144-5), related in part to tax periods that predated our acquisition of the Pirahy mill in Pirai, Brazil and is covered in part by an indemnification from the sellers of the Pirahy mill. The second assessment, or Assessment 2 (case number 2001.001.064544-6), pertains exclusively to periods that SWM-B owned the Pirahy mill. While SWM-B would be primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owners of the Pirahy mill under the indemnification.

SWM-B has contested the Assessment based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers used in the production of books, newspapers and periodicals, or immune papers, and the raw material inputs used to produce immune papers.

Both assessments are presently on appeal in separate chambers of the Federal Supreme Court of Brazil. SWM-B won both assessments at the first level, then lost Assessment 1 on appeal and won Assessment 2 on appeal. Assessment 1 is before the court on SWM-B’s appeal of a procedural question which, if decided favorably, would invalidate Assessment 1. If decided against SWM-B, the lower court would be notified to send the case records to the Federal Supreme Court for a decision on the merits. Assessment 2 is before the Federal Supreme Court of Brazil on the State’s appeal on the merits and will be finally decided by the action of the chamber of the court hearing the matter, unless there is a prior decision by a chamber of the Federal Supreme Court on Assessment 1 that is in contradiction, in which case the conflict between the rulings of the different chambers could be decided by the Federal Supreme Court sitting as a whole. No docket entry has been made yet regarding argument on either assessment.  SWM-B continues to vigorously contest the Assessment and believes that the Assessment will ultimately be resolved in its favor. Based on the foreign currency exchange rate at September 30, 2013, the Assessment totaled approximately $40 million, of which approximately $18 million is covered by the above-discussed indemnification. No liability has been recorded in our condensed consolidated financial statements for the Assessment based on our evaluation of the Assessment under the facts and law as presently understood.

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

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three months and nine months ended September 30, 2013 and 2012 were as follows ($ in millions):

	Three Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$0.3	$0.2	$0.1	$—
Interest cost	1.3	1.4	0.2	0.3	—	—
Expected return on plan assets	(1.7)	(1.9)	(0.1)	(0.1)	—	—
Amortizations and other	1.5	1.4	0.3	0.1	(0.3)	—
Curtailment benefit	—	—	—	—	(3.2)	—
Net periodic benefit cost	$1.1	$0.9	$0.7	$0.5	$(3.4)	$—

	Nine Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$0.9	$0.7	$0.1	$0.1
Interest cost	3.9	4.2	0.6	0.8	0.1	0.3
Expected return on plan assets	(5.3)	(5.7)	(0.3)	(0.4)	—	—
Amortizations and other	5.0	4.4	0.8	0.2	(0.7)	—
Curtailment benefit	—	—	—	—	(3.2)	—
Net periodic benefit cost	$3.6	$2.9	$2.0	$1.3	$(3.7)	$0.4

During the full-year 2013, the Company expects to recognize approximately $6 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $0.2 million credit for its French pension plans. During the nine months ended September 30, 2013, the Company contributed $0.7 million to its U.S. pension plan.

Note 12. Income Taxes

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision for income taxes is as follows ($ in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$14.6	35.0%	$17.2	35.0%	$44.3	35.0%	$38.4	35.0%
Tax benefits of foreign legal structure	—	—	—	—	(0.7)	(0.6)	(1.0)	(0.9)
Adjustments to valuation allowances	0.1	0.2	—	—	0.1	0.1	(0.4)	(0.4)
French business tax classified as income tax	0.6	1.5	0.5	1.0	1.7	1.3	1.8	1.7
Change in enacted foreign tax rate	—	—	0.3	0.6	—	—	0.9	0.8
Foreign income tax rate differential	(0.7)	(1.7)	(1.9)	(3.8)	(4.5)	(3.5)	(4.2)	(3.8)
Other foreign taxes, net	0.1	0.2	0.5	1.0	0.1	0.1	2.5	2.3
Other, net	(0.9)	(2.1)	0.1	0.2	(1.0)	(0.8)	(0.4)	(0.4)
Provision for income taxes	$13.8	33.1%	$16.7	34.0%	$40.0	31.6%	$37.6	34.3%

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

All unrecognized tax positions would impact the Company's effective tax rate if recognized. The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated statement of income. There were no material income tax penalties or interest accrued during the three or nine months ended September 30, 2013 or 2012.

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2010.

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

($ in millions)	Net Sales
	Three Months Ended				Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
Paper	$136.4	73.6%	$140.1	71.5%	$413.1	71.7%	$411.2	70.4%
Reconstituted Tobacco	48.9	26.4	55.8	28.5	163.2	28.3	172.6	29.6
Total Consolidated	$185.3	100.0%	$195.9	100.0%	$576.3	100.0%	$583.8	100.0%

($ in millions)	Operating Profit
	Three Months Ended				Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
Paper	$28.7	68.7%	$31.3	63.4%	$80.0	63.7%	$59.3	52.8%
Reconstituted Tobacco	18.6	44.5	21.8	44.1	62.1	49.4	66.6	59.4
Unallocated	(5.5)	(13.2)	(3.7)	(7.5)	(16.5)	(13.1)	(13.7)	(12.2)
Total Consolidated	$41.8	100.0%	$49.4	100.0%	$125.6	100.0%	$112.2	100.0%

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2012. The discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and our future prospects. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled “Factors That May Affect Future Results,” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, Part II, Item 1A Risk Factors. Unless the context indicates otherwise, references to "SWM", "we", "us", "our", or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

Summary

($ in millions, except per share amounts)	Three Months Ended				Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
Net sales	$185.3	100.0%	$195.9	100.0%	$576.3	100.0%	$583.8	100.0%
Gross profit	63.2	34.1	66.3	33.8	190.8	33.1	194.2	33.3
Restructuring & impairment expense	0.6	0.3	(2.0)	(1.0)	2.9	0.5	22.0	3.8
Operating profit	41.8	22.6	49.4	25.2	125.6	21.8	112.2	19.2
Interest expense	0.6	0.3	0.7	0.4	2.0	0.3	2.5	0.4
Income from continuing operations	29.6	16.0	33.7	17.2	89.7	15.6	74.3	12.7
Loss from discontinued operations	(0.5)	(0.3)	(6.0)	(3.1)	(3.9)	(0.7)	(11.0)	(1.9)
Net income	29.1	15.7%	27.7	14.1%	85.8	14.9%	63.3	10.8%
Diluted earnings per share from continuing operations	$0.93		$1.06		$2.84		$2.33
Diluted earnings per share	$0.92		$0.87		$2.72		$1.98
Cash provided by operations	$41.3		$50.4		$123.1		$125.4
Capital spending	$11.0		$6.4		$20.2		$20.4

Third Quarter Highlights

In the third quarter of 2013, SWM reported net income of $29.1 million on total net sales of $185.3 million. Compared to the prior-year quarter, net sales decreased $10.6 million due to the $18.7 million combined impact of lower volumes, price and mix, particularly in the Reconstituted Tobacco segment driven primarily by lower customer demand. This was partially offset by $7.1 million in foreign currency benefits. Favorable currency benefits helped mitigate the revenue loss impact on operating profit and net income.

Cash provided by operations was $41.3 million in the third quarter of 2013 compared to $50.4 million in third quarter of 2012. The $9.1 million decrease was due primarily to a $7.3 million unfavorable third quarter 2013 versus third quarter 2012 comparison of net change in working capital. Uses of cash during the third quarter of 2013 included $11.0 million of capital spending and $9.5 million in cash dividends paid to SWM stockholders.

Year-to-Date Highlights

In the nine months ended September 30, 2013, SWM net income increased $22.5 million to $85.8 million primarily due to lower restructuring-related impairment charges and decreased losses from discontinued operations.

Cash provided by operations was $123.1 million during the nine months ended September 30, 2013 compared to $125.4 million in the prior-year period. We returned $28.3 million through dividends to SWM stockholders during the nine months ended September 30, 2013 compared to $9.4 million in the prior-year period.

Recent Developments

On November 6, 2013, SWM announced an increase of its quarterly dividend to $0.36 per share. The increase is part of SWM's long-term capital allocation strategy which is focused on investing in our core business, returning one-third of free cash flow to shareholders via dividends and share repurchases while retaining flexibility to explore growth opportunities, including in current and adjacent industries.

Construction progress continues on our facility at our reconstituted tobacco joint venture in China, China Tobacco-Schweitzer (Yunnan) Reconstituted Tobacco Company Ltd., or CTS, which is on track to open in 2014 with an expected ramp to full capacity by 2016. We expect CTS to incur additional start-up expenses in 2014 compared to 2013 and achieve profitable operations in 2015.

On October 25, 2013, SWM sold its paper mill site in San Pedro, Philippines, or Philippines mill, which we have classified as a discontinued operation since January 1, 2013.

Preliminary indications of customers' 2014 RTL volume requirements shows a likely decrease in RTL sales volumes in 2014 compared to 2013. Management is evaluating the possible impacts on our RTL operation in France and the suspended RTL site in the Philippines.

We are monitoring the scheduled vote of Russia's legislature in December 2013 on whether to require LIP standards.

Administrative and Court Proceedings Relating to Papers for Lower Ignition Propensity Cigarettes

In December 2009, Miquel y Costas & Miquel S.A., Société Papéterie Leman SAS and delfortgroup AG filed Notices of Opposition to the European Patent Office's, or the EPO, grant of European Patent EP 1482815.  The opponents contend that the claimed invention is not disclosed in a manner sufficiently clear and complete for it to be carried out by a person skilled in the art and that the claims were either not novel or lacked inventive step due to prior art references (including, among others, two earlier patents of SWM cited by the Examiner prior to granting the patent).  The Company will continue to defend the grant of this patent by taking necessary actions including responding to further submissions by the opponents.  Once the EPO considers that all positions have been fully briefed, it will hold a hearing before reaching a final conclusion on the oppositions.  There is no mandated timetable by which the EPO must reach a decision.  The outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution.  The patent remains in effect and enforceable while the opposition proceedings are pending. As a result of the worldwide LIP license agreement with SWM, delfortgroup has withdrawn its opposition and is no longer a party to these proceedings (though delfortgroup's arguments and evidence presented remain in the proceedings). The action remains open with the other parties.

On November 11, 2010, the EPO issued a Decision to Grant SWM European Patent No. 1333729.  On December 8, 2010, Julius Glatz GmbH filed a Notice of Opposition to the grant of this patent.  In September 2011, Papéteries du Leman, delfortgroup AG, and Miquel y Costas & Miquel S.A. each filed opposition papers and Glatz supplemented its previous filing. However, Papéteries du Leman failed to pay the opposition fee and consequently is not a party to the opposition proceedings. It substantially refiled its opposition papers as third-party observations. The Company's response to the Notices of Opposition was timely filed. The Company believes that the EPO properly granted the patent and it intends to vigorously defend the patent. As a result of the worldwide LIP license agreement with SWM, delfortgroup has withdrawn its opposition and is no longer a party to these proceedings (though delfortgroup's arguments and evidence presented will remain in the proceedings). The action remains open with the other parties.

A petition to reexamine United States Patent No. 6,725,867 filed by delfortgroup in 2010 is still pending. As a result of the worldwide LIP license agreement with SWM, delfortgroup has withdrawn from this proceeding. There are no other petitioners in the action.

On June 27, 2012, the EPO granted the Company's applications for two LIP-related patents, EP 2127544 and EP 2127545, that are based on divisional applications related to European Patent No. 1333729. Julius Glatz GmbH and Miquel y Costas & Miquel S.A. each filed Notices of Opposition to the grants of EP 2127544. Julius Glatz GmbH, Miquel y Costas & Miquel S.A. and Société Papéterie Leman SAS each filed Notices of Opposition to the grant of EP 2127545. The EPO issued communications requesting SWM to respond to the oppositions on May 7, 2013. The Company believes that the EPO properly granted the patents and it intends to vigorously defend the patents.

On September 12, 2012, the EPO granted the Company's LIP related patent, EP 2127543, that is based on a divisional application related to European Patent No. 1333729. Papéteries du Leman, Julius Glatz GmbH and Miquel y Costas & Miquel S.A. each filed Notices of Opposition, and the EPO issued a communication on July 23, 2013, requesting SWM to respond to the oppositions. The Company believes that the EPO properly granted the patent and it intends to vigorously defend the patent.

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012

Net Sales
(dollars in millions)

	Three Months Ended
	September 30, 2013	September 30, 2012	Change	Percent Change	Consolidated Sales Volume Change
Paper	$136.4	$140.1	$(3.7)	(2.6)%	(1)%
Reconstituted Tobacco	48.9	55.8	(6.9)	(12.4)	(21)
Total	$185.3	$195.9	$(10.6)	(5.4)%	(10)%

Net sales were $185.3 million in 2013 compared with $195.9 million in 2012. The decrease in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes due to volume, product mix and selling prices	$(18.1)	(9.2)%
Changes due to royalty income	0.4	0.2
Changes in currency exchange rates	$7.1	3.6
Total	$(10.6)	(5.4)%

•	Total unit sales volumes decreased 10% in the third quarter of 2013 versus the prior-year quarter.

◦	Sales volumes for the Paper segment decreased by 1%

◦	Sales volumes for the Reconstituted Tobacco segment decreased by 21%

•	Royalty revenue increased by $0.4 million.

Paper segment net sales during the three months ended September 30, 2013 of $136.4 million decreased by $3.7 million, or 2.6%, compared with $140.1 million in the prior-year period.

Reconstituted Tobacco segment net sales during the three months ended September 30, 2013 of $48.9 million decreased by $6.9 million, or 12.4%, compared with $55.8 million in the prior-year period.  The decrease in net sales of the Reconstituted Tobacco segment resulted from the unfavorable $12.6 million impact of lower sales volumes which was partially offset by $3.6 million in improved mix of products sold and $2.1 million favorable currency impacts. We believe some of our customers purchased fewer RTL volumes to reduce their inventory levels and respond to declining rates of smoking in western markets.

Operating Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2013	September 30, 2012	Change		2013	2012
Net Sales	$185.3	$195.9	$(10.6)	(5.4)%	100.0%	100.0%

Cost of products sold	122.1	129.6	(7.5)	(5.8)	65.9	66.2
Gross Profit	$63.2	$66.3	$(3.1)	(4.7)%	34.1%	33.8%

The $3.1 million decrease in gross profit during the three months ended September 30, 2013 compared with the prior-year period was primarily due to the unfavorable $6.8 million impact of lower sales volumes, product mix and selling prices and $1.0 million in increased wood pulp costs. These unfavorable impacts were partially offset by $3.3 million in currency benefits.

Nonmanufacturing Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2013	September 30, 2012	Change		2013	2012
Selling expense	$4.7	$4.1	$0.6	14.6%	2.5%	2.1%
Research expense	3.6	2.4	1.2	50.0	1.9	1.2
General expense	12.5	12.4	0.1	0.8	6.8	6.3
Nonmanufacturing expenses	$20.8	$18.9	$1.9	10.1%	11.2%	9.6%

Nonmanufacturing expenses in the three months ended September 30, 2013 increased by $1.9 million to $20.8 million from $18.9 million in the prior-year period. The increase is due, in part, to increased expenditures related to product diversification and growth initiatives.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $0.6 million in the three months ended September 30, 2013, of which $0.3 million was attributable to fees to exit a third-party service provider contract in the United States.

In the three months ended September 30, 2012, the Company's restructuring and impairment income of $2.0 million primarily included a $2.2 million reversal of previously recorded special termination charges as a result of a change to French retirement law allowing earlier retirements for qualified workers, which became effective during the third quarter 2012. The change to the retirement law allows qualified workers to receive their government benefits earlier; therefore, the workers will be paid less from the Company's early retirement plan.

Operating Profit
(dollars in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	September 30, 2013	September 30, 2012	Change		2013	2012
Paper	$28.7	$31.3	$(2.6)	(8.3)%	21.0%	22.3%
Reconstituted Tobacco	18.6	21.8	(3.2)	(14.7)	38.0	39.1
Unallocated expenses	(5.5)	(3.7)	(1.8)
Total	$41.8	$49.4	$(7.6)	(15.4)%	22.6%	25.2%

Operating profit was $41.8 million in the three months ended September 30, 2013 compared with $49.4 million during the prior-year period.

The Paper segment's third quarter 2013 operating profit was $28.7 million, a decrease of $2.6 million from the prior-year period.  The decrease was primarily due to the 2012 period including restructuring and impairment income of $2.0 million compared to $0.6 million of expense during the 2013 period.

The Reconstituted Tobacco segment's third quarter 2013 operating profit was $18.6 million, compared to $21.8 million in the prior-year period.  The decrease was primarily due to the $6.0 million unfavorable impact of lower sales volumes, which was partially offset by $1.1 million of favorable mix of products sold, improved costs as well as $0.8 million of foreign currency benefits.

Non-Operating Expenses

Interest expense was $0.6 million in the three months ended September 30, 2013, a decrease from $0.7 million in the three months ended September 30, 2012.  The decrease in interest expense is primarily due to lower interest rates and a lower debt balance in the third quarter of 2013 versus 2012.  The weighted average effective interest rates on our debt facilities were approximately 1.5% and 1.6% for three months ended September 30, 2013 and 2012, respectively.

Other income, net was $0.5 million during the three months ended September 30, 2013, an increase from $0.4 million during the three months ended September 30, 2012. The increase in other income, net is due to higher foreign currency transaction gains and interest income.

Income Taxes

A $13.8 million provision for income taxes in the three months ended September 30, 2013 resulted in an effective tax rate of 33.1% compared with 34.0% in the prior year.  The effective tax rates in both 2013 and 2012 were lower than the 35% statutory rate due primarily to lower income tax rates in Poland.

Income from Equity Affiliates

Income from equity affiliates was $1.7 million in the three months ended September 30, 2013 compared with $1.3 million during the prior-year period.  These results reflected the operations of the joint venture in China to produce cigarette papers, China Tobacco Mauduit (Jiangmen) Paper Industry Company Ltd., or CTM, and expenses of the Chinese reconstituted tobacco joint venture, CTS, which is currently under construction.

Discontinued Operations

Due to our decisions to sell our paper mill in Medan, Indonesia, or Indonesia mill, and to close our Philippines mill, the results of these entities were reported as discontinued operations for all periods presented.  Consequently, their results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts.

Net Income and Income per Share

Net income in the three months ended September 30, 2013 was $29.1 million, or $0.92 per diluted share, compared with $27.7 million, or $0.87 per diluted share, during the prior-year period.  The increase in net income was primarily due to decreased losses from discontinued operations.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

Net Sales
(dollars in millions)

	Nine Months Ended
	September 30, 2013	September 30, 2012	Change	Percent Change	Consolidated Sales Volume Change
Paper	$413.1	$411.2	$1.9	0.5%	3%
Reconstituted Tobacco	163.2	172.6	(9.4)	(5.4)	(11)
Total	$576.3	$583.8	$(7.5)	(1.3)%	(3)%

Net sales were $576.3 million in 2013 compared with $583.8 million in 2012. The decrease in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes in volume, product mix and selling prices	$(12.6)	(2.2)%
Changes due to royalty income	(1.9)	(0.3)
Changes in currency exchange rates	7.0	1.2
Total	$(7.5)	(1.3)%

•	Total unit sales volumes decreased by 3% in the nine months ended September 30, 2013 versus the prior-year period.

◦	Sales volumes for the Paper segment increased by 3%

◦	Sales volumes for the Reconstituted Tobacco segment decreased by 11%

•	Unfavorable changes in volume, product mix and selling prices decreased net sales by $12.6 million

•	Royalty revenue declined by $1.9 million.

Paper segment net sales during the nine months ended September 30, 2013 of $413.1 million increased by $1.9 million, or 0.5%, versus $411.2 million in the prior-year period.  The increase in net sales was primarily the result of higher LIP product sales and $4.7 million of favorable currency impacts.

Reconstituted Tobacco segment net sales during the nine months ended September 30, 2013 of $163.2 million decreased by $9.4 million, or 5.4%, compared with $172.6 million in the prior-year period.  The decrease in net sales of the Reconstituted Tobacco segment resulted from the $17.6 million impact of lower volumes which was partially offset by $5.9 million in favorable average selling prices resulting from the mix of products sold and $2.3 million of favorable currency impacts.

Operating Expenses
(dollars in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2013	September 30, 2012	Change		2013	2012
Net Sales	$576.3	$583.8	$(7.5)	(1.3)%	100.0%	100.0%

Cost of products sold	385.5	389.6	(4.1)	(1.1)	66.9	66.7
Gross Profit	$190.8	$194.2	$(3.4)	(1.8)%	33.1%	33.3%

The $3.4 million decrease in gross profit during the nine months ended September 30, 2013 versus the prior-year period was primarily due to the negative impacts of lower revenue and a $3.2 million increase in wood pulp costs, partially offset by $10.6 million in improved costs of sales and a $4.2 million benefit from favorable currency translation.

Nonmanufacturing Expenses
(dollars in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2013	September 30, 2012	Change		2013	2012
Selling expense	$15.2	$15.3	$(0.1)	(0.7)%	2.6%	2.6%
Research expense	11.1	7.2	3.9	54.2	1.9	1.2
General expense	36.0	37.5	(1.5)	(4.0)	6.2	6.4
Nonmanufacturing expenses	$62.3	$60.0	$2.3	3.8%	10.7%	10.2%

Nonmanufacturing expenses in the nine months ended September 30, 2013 increased by $2.3 million to $62.3 million from $60.0 million in the prior-year period due to higher expenditures on product diversification and growth initiatives which were partially offset by lower incentive compensation expenses.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $2.9 million in the nine months ended September 30, 2013, primarily due to $1.8 million of severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees associated with previously announced actions and $0.7 million of termination fees to exit third-party service contracts in the U.S. and Europe.

In the nine months ended September 30, 2012, the Company's restructuring and impairment expense of $22.0 million primarily included $16.9 million for an impairment charge to reduce the carrying value of the Company's Spotswood, New Jersey mill, which produces banded cigarette paper, following the amendment of the Company's supply agreement with Philip Morris USA, a subsidiary of Altria Group Inc. Other Paper segment restructuring expense of $1.8 million was due to termination fees to exit a third-party printing contract in the U.S. Partially offsetting these expenses was a $2.0 million reversal of previously recorded special termination charges as a result of a change to French retirement law allowing earlier retirements for qualified workers, which became effective during the third quarter 2012. The change to the retirement law allows qualified workers to receive their government benefits earlier; therefore, the workers will be paid less from the Company's early retirement plan.

In the Reconstituted Tobacco segment, the Company incurred $4.0 million of restructuring and impairment expense during the nine months ended September 30, 2012 primarily due to a non-cash impairment charge for certain equipment at the RTL Philippines site which is being held in a mothballed state while management decides whether to complete the facility.

Operating Profit
(dollars in millions)

	Nine Months Ended			Percent Change	Return on Net Sales
	September 30, 2013	September 30, 2012	Change		2013	2012
Paper	$80.0	$59.3	$20.7	34.9%	19.4%	14.4%
Reconstituted Tobacco	62.1	66.6	(4.5)	(6.8)	38.1	38.6
Unallocated expenses	(16.5)	(13.7)	(2.8)
Total	$125.6	$112.2	$13.4	11.9%	21.8%	19.2%

Operating profit was $125.6 million in the nine months ended September 30, 2013 compared with $112.2 million during the prior-year period.

The Paper segment's operating profit in the nine months ended September 30, 2013 was $80.0 million, an increase of $20.7 million from the prior-year period.  The increase was primarily due to the following factors:

•	$16.3 million in lower restructuring and impairment expense primarily due to the $16.9 million impairment charge during the first quarter of 2012;

•$11.9 million in net cost savings from our operational excellence initiatives;

•$3.5 million in favorable currency impacts;

•$2.7 million improved inflationary costs, primarily other materials prices; and

•	These positive factors were partially offset by a $9.5 million impact from volume, product mix and selling prices, $3.2 million in higher wood pulp costs and $1.9 million of lower royalty income.

The Reconstituted Tobacco segment's operating profit in the nine months ended September 30, 2013 was $62.1 million compared to $66.6 million in the prior-year period.  The decrease was primarily due to $9.0 million in lower sales volume impacts and $1.2 million unfavorable fixed cost absorption due to lower production volumes partially offset by $2.8 million in improved pricing and favorable mix of products sold.

Non-Operating Expenses

Interest expense was $2.0 million in the nine months ended September 30, 2013, a decrease from $2.5 million in the nine months ended September 30, 2012.  The decrease in interest expense is primarily due to lower interest rates and lower debt balances in 2013 versus 2012.  The weighted average effective interest rates on our debt facilities were approximately 1.5% and 1.7% for nine months ended September 30, 2013 and 2012, respectively.

Other income, net was $3.0 million during the nine months ended September 30, 2013. The $3.0 million increase in other income, net is due to higher foreign currency transaction gains and interest income.

Income Taxes

A $40.0 million provision for income taxes in the nine months ended September 30, 2013 resulted in an effective tax rate of 31.6% compared with 34.3% in the prior year.  In the nine months ended September 30, 2013, the effective tax rate was lower than the 35% statutory rate due primarily to lower income tax rates in Poland. During the first half of 2012, the 34.3% effective tax rate was lower than the 35% statutory rate due to lower income tax rates in Poland; however, this favorable impact was partially offset by losses and restructuring expenses incurred by the RTL Philippines facility that did not have any income tax benefits.

Income from Equity Affiliates

Income from equity affiliates was $3.1 million in the nine months ended September 30, 2013 compared with $2.2 million during the prior-year period.  These results reflected the operations of the joint venture in China to produce cigarette papers, CTM, and expenses of the Chinese reconstituted tobacco joint venture, CTS, which is currently under construction.

Discontinued Operations

Due to our decisions to sell our Indonesia mill and to close our Philippines mill, the results of these entities were reported as discontinued operations for all periods presented.  Consequently, their results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts. During the second quarter of 2013, the Company completed the sale of the Indonesia mill and incurred a $1.6 million loss on the sale, which is presented in discontinued operations.

Net Income and Income per Share

Net income in the nine months ended September 30, 2013 was $85.8 million, or $2.72 per diluted share, compared with $63.3 million, or $1.98 per diluted share, during the prior-year period.  The increase in net income was primarily due to $21.7 million of lower restructuring and impairment expenses, decreased losses from discontinued operations and growth in sales of LIP paper products.

Liquidity and Capital Resources

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds available under our revolving credit facility with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant. As of September 30, 2013, $221.2 million of the Company's $222.5 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. The Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and currently plans to repatriate such earnings only when tax effective to do so. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.

Capital spending for full year 2013 is projected to be approximately $25 million to $30 million, of which $20.2 million had been expended through September 30, 2013. We generally fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities.

Cash Requirements

As of September 30, 2013, we had net operating working capital of $102.2 million and cash and cash equivalents of $222.5 million, compared with net operating working capital of $94.6 million and cash and cash equivalents of $151.2 million as of December 31, 2012.  Changes in these amounts reflect the impacts of changes in currency exchange rates and excess tax benefits of stock-based awards which are not included in the changes in operating working capital presented on the consolidated statements of cash flow.

Cash Flows from Operating Activities ($ in millions)	Nine Months Ended
	September 30, 2013	September 30, 2012
Net Income	$85.8	$63.3
Less: Loss from discontinued operations	(3.9)	(11.0)
Income from continuing operations	89.7	74.3
Non-cash items included in net income:
Depreciation and amortization	27.0	28.7
Impairment	—	20.0
Deferred income tax provision	12.8	8.6
Pension and other postretirement benefits	3.4	1.6
Stock-based compensation	2.0	4.5
Income from equity affiliates, net of cash dividends received	0.5	0.8
Excess tax benefits of stock-based awards	(0.5)	(0.1)
Other items	2.3	(1.2)
Net changes in operating working capital	(16.0)	(9.0)
Net cash provided (used) by operating activities of:
Continuing operations	121.2	128.2
Discontinued operations	1.9	(2.8)
Cash Provided by Operations	$123.1	$125.4

Net cash provided by operations was $123.1 million in the nine months ended September 30, 2013 compared with $125.4 million in the prior-year period.

Operating Working Capital ($ in millions)	Nine Months Ended
	September 30, 2013	September 30, 2012
Changes in operating working capital
Accounts receivable	$(6.9)	$3.8
Inventories	(0.4)	(7.4)
Prepaid expenses	0.1	(0.3)
Accounts payable	(6.7)	(3.7)
Accrued expenses	3.4	(3.8)
Accrued income taxes	(5.5)	2.4
Net changes in operating working capital	$(16.0)	$(9.0)

In the nine months ended September 30, 2013, net changes in operating working capital used cash flow of $16.0 million. The 2013 increase in working capital was driven by the collection of certain advance payments during late 2012, timing of purchases versus payments of accounts payable, as well as timing of income tax installments.

In the nine months ended September 30, 2012, net changes in operating working capital were unfavorable to cash flow by $9.0 million primarily driven by higher inventory to meet expected demand.

Cash Flows from Investing Activities ($ in millions)	Nine Months Ended
	September 30, 2013	September 30, 2012
Capital spending	$(20.2)	$(20.4)
Capitalized software costs	(0.4)	(0.5)
Investment in equity affiliates	—	(21.0)
Other	0.5	(4.1)
Cash Used for Investing	$(20.1)	$(46.0)

Cash used for investing activities during the nine months ended September 30, 2013 was $20.1 million and consisted primarily of capital spending, including a $3.1 million purchase of an LIP printing press in connection with the termination of an outside printing services contract.

Cash used for investing activities in the nine months ended September 30, 2012 was $46.0 million and consisted primarily of capital spending and $21.0 million in equity contributions to CTS.

Cash Flows from Financing Activities ($ in millions)	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash dividends paid to SWM stockholders	$(28.3)	$(9.4)
Net (payments on) proceeds from borrowings	(5.7)	20.8
Purchases of treasury stock	(1.7)	(50.0)
Proceeds from exercises of stock options	0.3	0.1
Excess tax benefits of stock-based awards	0.5	0.1
Cash Used in Financing	$(34.9)	$(38.4)

During the nine months ended September 30, 2013, financing activities consisted primarily of cash dividends of $28.3 million paid to SWM stockholders, net payments on borrowings of $5.7 million and share repurchases of $1.7 million.

During the nine months ended September 30, 2012, financing activities consisted primarily of $50.0 million of share repurchases and cash dividends of $9.4 million paid to SWM stockholders partially offset by net proceeds from borrowings of $20.8 million.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On November 6, 2013, we announced a cash dividend of $0.36 per share payable on December 26, 2013 to stockholders of record on November 27, 2013. Our Credit Agreement (defined below) covenants require that we maintain certain financial ratios, as disclosed in Note 8. Debt, of the Notes to Condensed Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the nine months ended September 30, 2013, we repurchased 43,458 shares of our common stock at a cost of $1.7 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. On December 6, 2012, our Board of Directors authorized the repurchase from time to time of up to $50.0 million of our Common Stock. As of the date of this filing, no shares have been purchased pursuant to such Board action. Our Board of Directors has now extended that authorization through December 31, 2014. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

In the nine months ended September 30, 2012, we repurchased 1,481,482 shares of our common stock at a cost of $50.0 million under a prior authorization.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants ($ in millions)	Nine Months Ended
	September 30, 2013	September 30, 2012
Changes in short-term debt	$0.4	$1.3
Proceeds from issuances of long-term debt	53.4	39.8
Payments on long-term debt	(59.5)	(20.3)
Net (payments on) proceeds from borrowings	$(5.7)	$20.8

Net payments on long-term debt were $6.1 million and net proceeds from short-term debt were $0.4 million during the nine months ended September 30, 2013.  The Company may incur additional borrowings of approximately $20 million to $30 million during 2013. With the current level of borrowing and forecasted results, we expect to remain in compliance with our Credit Agreement financial covenants.

The Company's five-year revolving credit facility, or Credit Agreement, provides for borrowing capacity of approximately $225 million and includes a $100 million equivalent sub-limit available in euro, as well as a $25 million equivalent sub-limit available in Philippine pesos.  Availability under the Credit Agreement was $92.2 million as of September 30, 2013. We also had availability under our bank overdraft facilities and lines of credit of $44.0 million as of September 30, 2013.

The Credit Agreement contains covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.00 and (b) minimum interest coverage of 3.50. The Company was in compliance with its covenants under the Credit Facility at September 30, 2013.

Our total debt to capital ratios at September 30, 2013 and December 31, 2012 were 21.1% and 23.4%, respectively.

Other Factors Affecting Liquidity and Capital Resources

Our pension obligations are funded by our separate pension trusts, which held $133.8 million in assets at December 31, 2012. The combined projected benefit obligation, or PBO, of our U.S. and French pension plans was underfunded by $32.4 million as of December 31, 2012. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We were not required to make contributions to our U.S. and French pension plans during 2013; however, we voluntarily contributed $0.7 million to the U.S. pension plans during the nine months ended September 30, 2013.

The Paper segment has minimum purchase agreements for flax fiber during 2013 of approximately $8 million. The Reconstituted Tobacco segment has minimum purchase agreements for tobacco stems of approximately $3 million in 2013. The Paper segment's Papeteries de Mauduit, or PdM, mill has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $3 million per year through 2014. Future purchases are expected to be at levels that exceed such minimum levels under these contracts.

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

Outlook

SWM has built a solid foundation and anticipates opportunities ahead to provide value-adding solutions to our customers. For example, as additional countries are anticipated to adopt LIP legislation, we intend to continue to build our technology position and excellent reputation in this premium application to serve our customers' increasing needs for those products, which we expect to continue to improve the margin profile of our paper business. The timing of potential regulations and implementations is unknown. In the absence of new implementations during 2014, we would expect our tobacco paper volume declines to be impacted by the overall market attrition rates.

The Company also seeks to capitalize on growth opportunities and regulatory trends requiring more sophisticated cigarettes in design and performance. For example, as proposed tar delivery limits are implemented in China, SWM expects increased demand for reconstituted tobacco leaf, which we are strategically positioned to satisfy with our joint venture in China.

Challenges for the Company include continued global economic uncertainty, foreign exchange volatility and the continued decline of cigarette consumption in western countries which creates increased competitive pressure on SWM pricing and volumes worldwide. We expect RTL volumes to decline meaningfully in 2014 from 2013 levels. SWM expects to continue driving cost reductions through our operational excellence and lean manufacturing efforts as well as through restructuring actions. We expect these cost reductions to deliver value to our customers and help mitigate anticipated inflationary and competitive pressures. In addition, we are evaluating other opportunities to address ongoing imbalances of demand and supply, particularly as tobacco industry growth is occurring primarily in regions such as Asia, in an effort to continue providing competitive and high quality, value-adding solutions in growing areas. We continue to review various growth opportunities, including potential acquisitions, to diversify the Company over the long-term.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act.  Forward-looking statements, include, without limitation, statements regarding our capital allocation strategy, the sale of our mill in the Philippines, mergers and acquisitions, market trends, including future RTL sales and volume trends, repatriation of cash, capital spending, future borrowing, common stock repurchases, the opening of CTS, the outcome of the Assessment and EPO opposition proceedings, the adoption of LIP regulations in new countries and other statements identified by words such as "believe," "expect," "intend," "anticipate," "project," "appears," "should," "could," "may," "typically" and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this filing. These risks include, among other things, those set forth in Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 as well as the following factors:

•
Changes in sales or production volumes, pricing or manufacturing costs of reconstituted tobacco products and cigarette paper for lower ignition propensity cigarettes due to changing customer demands or otherwise;

•	Risks associated with the implementation of our strategic growth initiatives, including diversification;

•	Changes in the source and intensity of competition in our market segments;

•	Our ability to attract and retain key personnel, due to our prior restructuring actions, the industry in which we operate or otherwise;

•
Weather conditions, including potential impacts, if any, from climate change, known and unknown, seasonality factors that affect the demand for virgin tobacco leaf and natural disasters or unusual weather events;

•	Higher commodity prices and lack of availability thereof, including energy and wood pulp, could impact the profitability of our products;

•
Increases in operating costs due to inflation or otherwise, such as labor expense, compensation and benefits costs, including costs related to the comprehensive health care reform law enacted in the first quarter of 2010;

•
Employee retention and labor shortages, changes in employment, wage and hour laws and regulations in the U.S. and France, including loi de Securisation de l'emploi, equal pay initiatives, additional anti-discrimination rules or tests and different interpretations of exemptions from overtime laws;

•	New regulatory initiatives by the U.S. Food and Drug Administration or other regulatory action or inaction;

•	New reports as to the effect of smoking on human health;

•	Changes in general economic, financial and credit conditions in the U.S. and elsewhere;

•	Existing and future governmental regulation and the enforcement thereof, including, without limitation, regulation relating to the tobacco industry and the environment;

•	The success of, and costs associated with, current or future restructuring initiatives;

•
Changes in the discount rates, revenue growth, cash flow growth rates or other assumptions used by the Company in its assessment for impairment of assets and adverse economic conditions or other factors that would result in significant impairment charges;

•	The failure of one or more suppliers;

•	A failure of any insurance company or counterparties to our currency or interest rate swaps and hedges;

•	The number, type, outcomes (by judgment or settlement) and costs of legal, regulatory or administrative proceedings;

•	Labor activities at our facilities and new regulations or changes in existing regulations and procedures by the National Labor Relations Board or other authorities;

•
Risks associated with acquisitions or other strategic transactions, including acquired liabilities, retaining customers from businesses acquired, achieving any expected synergies from acquired businesses, difficulties in integrating acquired businesses or implementing strategic transactions generally and risks associated with international acquisition transactions;

•
Risks associated with dispositions, including post-closing claims being made against us, disruption to our other businesses during a sale process or thereafter, credit risks associated with any buyer of such disposed assets and our ability to collect funds due from any such buyer;

•	Increased taxation on tobacco products;

•
Costs and timing of implementation of any upgrades to our information technology systems, any failure by us to comply with any privacy or data security laws or any failure by us to protect against theft of customer and corporate sensitive information; and

•	Other factors described in this report and from time to time in documents that we file with the SEC.

You should read this report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this document are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this document, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise.

Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance unless expressed as such, and should only be viewed as historical data.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk exposure at September 30, 2013 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures with respect to the accurate and timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Exchange Act of 1934, as amended. We periodically review and evaluate these disclosure controls and procedures to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2013. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings and disputes (see Note 16. Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012). There have been no material developments to these matters.

Item 1A. Risk Factors

Factors That May Affect Future Results

Many risk factors both within and outside of our control could have an adverse impact on our business, financial condition, results of operations and cash flows and on the market price of our common stock. While not an exhaustive list, the following important risk factors could affect our future results, including our actual results for 2013 and thereafter and could also cause our actual results to differ materially from those expressed in any forward-looking statements we have made or may make.

We expect our business to be impacted by governmental actions relating to tobacco products, as well as decreased demand for tobacco products relating to declining social acceptance of smoking in the United States and certain other countries.

In 2012, approximately 94% of our net sales were from products used by the tobacco industry in making cigarettes or other tobacco products. In recent years, governmental entities around the world, particularly in the United States, Brazil, Australia and western Europe, have taken, or have proposed, actions that had, and may continue to have, the effect of reducing consumption of tobacco products which can, in turn, reduce demand for our products. Reports with respect to the possible harmful physical effects of cigarette smoking, including second-hand smoke, and use of other tobacco products have been publicized for many years. Such reports, together with actions to regulate, restrict or prohibit the sale, advertisement and promotion of tobacco products, including cigarettes and their components, to limit smoking in public places, to control or restrict additives that may be used in tobacco products and to increase taxes on such products, are intended to discourage the consumption of traditional cigarettes and other such products. In recent years, certain governmental entities, particularly in North America and Europe, have enacted, considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked. It is not possible to predict the additional legislation or regulations relating to tobacco products that may be enacted or the extent to which such legislation, regulations or the development of new products or technologies, such as e-cigarettes, may impact the design of our customers' products, the demand for traditional cigarettes and our business and financial performance.

Cigarette consumption in the United States and western Europe has declined, in part due to the actions described above, to the diminishing social acceptance of smoking and to private actions to restrict smoking. These declines have had an adverse effect on demand for our products in these regions and potentially other regions. We expect such factors will continue to reduce smoking levels and potentially adversely affect demand for our products. In addition, litigation is pending against major manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms. It is not possible to predict the outcome of such litigation or the effect adverse developments in pending or future litigation may have on the tobacco industry or its demand for our products, but in the past, increases in taxes and litigation have adversely affected demand. In the U.S., the regulatory jurisdiction of the federal Food and Drug Administration was extended in 2009 to include tobacco products, which products are now subject to product component disclosure regulations, new controls on ingredients, and additional restrictions relating to marketing and labeling. In Brazil, regulations limit the use of additives to cigarettes. In the European Union, the Tobacco Products Directive regulates the content, effects, marketing and labeling of tobacco products, and both revisions to the Directive and the ongoing phase-in of the REACH regulation (Registration, Evaluation, Authorization, and Restriction of Chemical Substances) may further restrict product ingredients. Additionally, the World Health Organization is actively promoting tobacco regulation, and other countries worldwide are in the process of adopting some or all of these restrictions. The impact of these legislative and regulatory initiatives on the production and sale of our and our customers' products is not presently known but could adversely affect our results.

The overall demand in the U.S. and western Europe for conventional tobacco cigarettes has generally been declining in terms of volume of sales. In addition to the governmental actions referred to above, there is and continues to be a decline in the social acceptability of smoking and increased awareness of health risks relating to tobacco products.

Our technological advantages are unlikely to continue indefinitely.

We consider our intellectual property and patents to be a material asset. We have been at the forefront of developing new products and technology within our industry and have patented several of our innovations, particularly with regard to cigarette paper used to produce LIP cigarettes. This has enhanced our ability to sell products and to provide added function and other value to the products we sell allowing them to command higher margins. This advantage has also enabled us to license our patents and know-how and earn royalty income from competitors and customers. Presently, we are seeing evidence of increasing efforts and activity by our competitors and some customers to develop and sell competitive products, particularly in the area of papers used for lower ignition propensity applications. Over time, we expect our competitors to develop competitive products that are designed to avoid our patents or to license our innovations. Ultimately, our patents will expire. As we expand our production of LIP papers and RTL to more locations and countries, the risk of the loss of proprietary trade secrets will increase, and any significant loss would result in the loss of the competitive advantages provided by such trade secrets. While we cannot predict the impact or the timing of these trends and eventualities, they likely will reduce our sales and margins from the levels that we otherwise would have achieved.

Effectively policing our domestic and international intellectual property and patent rights is costly and may not be successful.

Our portfolio of granted patents varies by country, which could have an impact on any competitive advantage provided by patents in individual markets. We rely on patent, trademark, and other intellectual property laws of the United States and other countries to protect our intellectual property rights. In order to maintain the benefits of our patents, we may be required to enforce certain of our patents against infringement through judicial or administrative actions. However, we may be unable, or it may be uneconomic for us, to prevent third parties from using our intellectual property or infringing on our patents without our authorization, which may reduce any competitive advantage we have developed. If we have to litigate to protect these rights, any proceedings could be costly, time consuming, could divert management resources, and we may not prevail. We cannot guarantee that any United States or foreign patents, issued or pending, will continue to provide us with any competitive advantage or will not be successfully challenged by third parties. We do not believe that any of our products infringe the valid intellectual property rights of third parties. However, we may be unaware of intellectual property rights of others that may cover some of our products or services or a court or other governmental body may come to a different conclusion from ours. In that event, we may be subject to significant claims for damages or disruptions to our operations. Effectively policing our intellectual property and patents is time-consuming and costly, and the steps taken by us may not prevent infringement of our intellectual property, patents or other proprietary rights in our products, technology and trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

In December 2009, Miquel y Costas & Miquel S.A., delfortgroup AG, and Société Papéterie Leman SAS filed Notices of Opposition to the European Patent Office's, or EPO, grant of European Patent EP 1482815. The opponents contend that the claimed invention is not disclosed in a manner sufficiently clear and complete for it to be carried out by a person skilled in the art and that the claims were either not novel or lacked inventive step due to prior art references, amongst others, two earlier patents of SWM, cited by the Examiner in granting the patent.  The Company will continue to defend the grant of this patent by taking necessary actions including responding to further submissions by the opponents.  Once the EPO considers that all positions have been fully briefed, it will hold a hearing to assist it in reaching a final conclusion on the oppositions.  There is no mandated timetable by which the EPO must reach a decision.  The outcome of this dispute would not prevent the Company from practicing its Alginex® LIP solution.  The patent remains in effect and is enforceable while the opposition proceedings are pending. As a result of the world-wide LIP license agreement with SWM, delfortgroup has withdrawn its opposition and is no longer a party to these proceedings; although, delfortgroup's arguments and evidence presented remain in the proceedings. The action remains open with the other parties.

On November 11, 2010, the EPO issued a Decision to Grant SWM European Patent No. 1333729.  On December 8, 2010, Julius Glatz GmbH filed a Notice of Opposition to the grant of this patent.  In September 2011, Papéteries du Leman, Miquel y Costas & Miquel S.A. and delfortgroup AG each filed opposition papers and Glatz supplemented its previous filing. Papéteries du Leman failed to pay the opposition fee and thus is not a party to the opposition proceedings; however, it refiled its opposition papers as third-party observations. The Company believes that the EPO properly granted the patent and it intends to vigorously defend the patent. The patent remains in effect and is enforceable while the opposition proceedings are pending. As a result of the world-wide LIP license agreement with SWM, delfortgroup has withdrawn its opposition and is no longer a party to these proceedings; although, delfortgroup's arguments and evidence presented will remain in the proceedings. The action remains open with the other parties.

On June 27, 2012, the EPO granted the Company's applications for two LIP-related patents, EP 2127544 and EP 2127545, that are based on divisional applications related to European Patent No. 1333729. Julius Glatz GmbH and Miquel y Costas & Miquel S.A. each filed Notices of Opposition to the grants of EP 2127544.  Julius Glatz GmbH, Miquel y Costas & Miquel S.A and Société Papéterie Leman SAS each filed Notices of Opposition to the grant of EP 2127545. The EPO issued communications requesting SWM to respond to the oppositions on May 7, 2013. The Company believes that the EPO properly granted the patents, and it intends to vigorously defend the patents. The patent remains in effect and is enforceable while the opposition proceedings are pending.

On September 12, 2012, the EPO granted the Company's LIP-related patent, EP 2127543, that is based on a divisional application related to EP 1333729. Papéteries du Leman, Julius Glatz GmbH and Miquel y Costas & Miquel S.A. each filed Notices of Opposition, and the EPO issued a communication on July 23, 2013, requesting SWM to respond to the oppositions. The Company believes that the EPO properly granted the patent, and it intends to vigorously defend the patent. The patent remains in effect and is enforceable while the opposition proceedings are pending.

Our financial performance can be significantly impacted by the cost of raw materials and energy and by our operational excellence program.

Raw materials are a significant component of the cost of the paper that we manufacture. The cost of wood pulp, which is the largest component of the raw materials that we use, is highly cyclical and can be more volatile than general consumer or producer inflationary changes in the general economy. For instance, during the period from January 2011 through September 2013, the U.S. list price of northern bleached softwood kraft pulp, or NBSK, a representative pulp grade that we use, ranged from a low of $830 per metric ton in September 2012 to a high of $1,035 per metric ton in June 2011. We periodically enter into agreements with customers under which we agree to supply products at fixed prices. As a consequence, unanticipated increases in the costs of raw materials, or the lack of availability of such raw materials, can significantly impact our financial performance. Even where we do not have fixed-price agreements, we generally cannot pass through increases in raw material costs in a timely manner and in many instances are not able to pass through the entire increase to our customers.

Paper manufacturing is energy-intensive. In France, Poland and in the United States, availability of energy generally is reliable, although prices can fluctuate significantly based on variations in overall demand. Western Europe is becoming significantly dependent on energy supplies from the Commonwealth of Independent States, which in the past has demonstrated a willingness to restrict or cut off supplies of energy to certain customers. The volume of oil or gas flowing through pipeline systems that ultimately connect to western Europe also has been cut off or restricted in the past, and such actions have the capability of adversely impacting the supply of energy to western Europe and, consequently, the cost and availability of electricity to our European operations. In Brazil, where production of electricity is heavily reliant upon hydroelectric plants, availability of electricity can be, and has in the past been, affected by rain variations. Although our Brazilian business currently has a sufficient supply of energy to continue its current level of operation, there can be no assurance that we will have sufficient supply in the future. Due to the competitive pricing for most of our products, we typically are unable to fully pass through higher energy costs to our customers. Periodically, when we believe it is advantageous to do so, we enter into agreements to procure a portion of our energy for future periods in order to reduce the uncertainty of future energy costs. However, in recent years this has only marginally slowed the increase in energy costs due to the volatile changes in energy prices we have experienced.

We have historically benefited from a robust operational excellence program. Should we be unable to continue to obtain benefits from this program in line with historical achievements, our profitability and financial results could be adversely affected.

Because of the geographic diversity of our business, we are subject to a range of international risks.

We have manufacturing facilities in five countries, two joint ventures in China and sell products in over 90 countries, many of which are emerging and undeveloped markets. Our manufacturing operations, sales and results, depending on their location, are subject to various international business risks, including the following:

•
Foreign countries can impose significant import, export, excise and income tax and other regulatory restrictions on business, including limitations on repatriation of profits and proceeds of liquidated assets. While we attempt to manage our operations and international movements of cash from and amongst our foreign subsidiaries in a tax-efficient manner, unanticipated international movement of funds due to unexpected changes in our business or changes in tax and associated regulatory schemes could result in a material adverse impact on our financial condition or results of operations;

•
We are exposed to changes in foreign currency exchange rates. We utilize a variety of practices to manage this risk, including operating and financing activities and, where considered appropriate, derivative instruments. All derivative instruments we use are either exchange traded or entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. Counterparty risk cannot be eliminated and there can be no assurance that our efforts will be successful;

•
Uncertainty in the financial markets has increased the possibility of significant changes in foreign exchange rates as governments take countermeasures. As a large portion of our commercial business is denominated in euros, any material change in the euro to U.S. dollar exchange rate could impact our results on a consolidated basis;

•
Changes in foreign currency exchange rates also impact the amount reported in other income (expense), net. For instance, when a non-local currency receivable or payable is not settled in the period in which it is incurred, we are required to record a gain or loss, as applicable, to reflect the impact of any change in the exchange rate as of the end of the period. We also have to reflect the translation rate impact on the carrying value of our foreign assets and liabilities as of the end of each period, which is recorded as Unrealized Translation Adjustment in Other Comprehensive Income;

•
We are exposed to global as well as regional macroeconomic and microeconomic factors, which can affect demand and pricing for our products, including: unsettled political and economic conditions; expropriation; import and export tariffs; regulatory controls and restrictions; and inflationary and deflationary economies. These factors together with risks inherent in international operations, including risks associated with the U.S. Foreign Corrupt Practices Act, the 2013 Brazilian Clean Companies Act and other non-U.S. anti-bribery law compliance, could adversely affect our results;

•
We participate in two joint ventures in China. One sells our products primarily to Chinese tobacco companies. The second joint venture is building a new reconstituted tobacco mill in China. Operations in China entail a number of risks including international and domestic political risks, the need to obtain operating and other permits from the government, changes in the policies or in our relations with government-owned or run customers and to operate within an evolving legal and economic system; and

•
Changes in international trade sanctions may restrict or prohibit us from transacting business with established customers. During 2012, PdM sold €0.7 million in cigarette papers to JT International SA for distribution in Iran, and LTRI sold €1.9 million in reconstituted tobacco to Alliance One International AG for distribution in Iran. These sales must be reported pursuant to the U.S. Iran Threat Reduction and Syria Human Rights Act of 2012, which requires foreign affiliates of U.S. corporations to comply with U.S. trade sanctions against Iran. In December 2012, we obtained a license from the U.S. Office of Foreign Assets Control to continue selling reconstituted tobacco for distribution in Iran. Our continued sales of reconstituted tobacco in Iran are contingent on our successfully obtaining annual renewals of this license. In compliance with the law, we are discontinuing sales of paper for distribution in Iran.

Changes in the laws and regulations described above, adverse interpretations or applications of such laws and regulations, and the outcome of various court and regulatory proceedings in Europe and Brazil could adversely impact the Company's business in a variety of ways, including increasing expenses, decreasing sales, limiting its ability to repatriate funds and generally limiting its ability to conduct business, all of which could adversely affect our operations and financial results.

We are dependent upon the availability of credit, and changes in interest rates can impact our business.

We supplement operating cash flow with bank borrowings under a credit agreement with a syndicate of banks that expires in May 2016. To date, we have been able to access credit when needed and on commercially reasonable terms. However, deterioration of credit markets, including an economic crisis in the U.S. or elsewhere, whether or not caused by the U.S. debt ceiling, deficit and budget issues in the European credit markets, could have an adverse impact on our ability to negotiate new credit facilities or access or renew our existing one. Constraints on the availability of credit, or the unavailability of credit at reasonable interest rates, would negatively impact our business.

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

Seasonality can impact our business.

Sales of our products in the United States, Europe and Brazil are subject to seasonal fluctuations. In the United States and Europe, customer shutdowns typically occur in July and December and historically have resulted in reduced net sales and operating profit during those two months. Additionally, our mills occasionally shut down equipment to perform additional maintenance during these months or as a result of slow demand, resulting in higher product costs, higher maintenance expenses and reduced operating profit. In Brazil, customer orders are typically lower in December due to a holiday season during much of January and February.

We face competition from several established competitors and have limited market transparency.

Our four largest competitors are delfortgroup AG (Delfort), Julius Glatz GmbH (Glatz), Miquel y Costas & Miquel S.A. and PT BUKIT Muria Jaya (BMJ). All four primarily operate from modern and cost-effective mills in western Europe and Asia and are capable and long-standing suppliers to the tobacco industry. Further, three such competitors, Delfort, Glatz and BMJ, are privately held and the third, Miquel y Costas, is a closely held public company. Thus, their financial results and other business developments and strategies are not disclosed to the same extent as ours, which provides them some advantage in dealing with customers. Given the concentration of most of our competitors in western Europe, which has declining demand and has labor laws that make reducing capacity expensive and slow, excess capacity exists and therefore price competition is acute. We believe that all four competitors have good relationships with the multinational cigarette companies, as does the Company. The multinational cigarette companies have been known to use these close relationships to encourage the development of enhanced competition through supporting competitive products and facilities, especially when confronted with new, high-value technologies such as porous plug wrap in the past and LIP today.

As a result of the foregoing, the Company faces significant selling price, sales volume and new product risks from its competitors, especially during periods in which the Company's contracts with its major customers are subject to renewal or renegotiation. Currently, fine papers used to produce cigarettes are only exported on a limited basis from available capacity in China and other Asian locations to western multinational cigarette companies due to government taxes and tariffs, which limit price competitiveness, as well as due to customer preferences. Should conditions change in this regard, capacity that currently is operating in China and elsewhere in Asia would present a risk to our competitive position in the developed world and elsewhere and place further pressure on our legacy paper production platforms.

Due to many of the factors described above, we have a limited ability to predict trends in the industry and there may be a time lag before we become aware of developing trends in the industry. In the RTL market segment, demand is a function, among other things, of smoke delivery regulations, the cigarette manufacturer's desire for a uniform and consistent product, the taste profile sought by cigarette manufacturers and the cost of recycling the tobacco by-product scraps relative to the cost of virgin tobacco products. Thus, our RTL business is also subject to competitive risk from lower cost virgin tobacco leaf.

Further, as a result of excess capacity in the tobacco-related papers industry and increased operating costs, competitive levels of selling prices for certain of the Company's products are not sufficient to cover those costs with a margin that the Company considers reasonable. Such competitive pressures have resulted, and could result in the future, in downtime of certain production machines and, in some cases, accelerated depreciation or impairment charges for certain equipment as well as employee severance expenses associated with downsizing or restructuring activities.

We are dependent upon a small number of customers for a significant portion of our sales. The loss of one or more of these customers could have a materially adverse effect on our business.

Four customers accounted for over 55% of our net sales in 2012. The loss of one or more of these customers, or a significant reduction in their purchases, particularly those that impact our value-added LIP papers or reconstituted tobacco, could have a material adverse effect on our results of operations and financial results. The enhanced capabilities provided by RTL in the area of product design and regulatory compliance are important to our customers. However, future RTL results could be adversely affected by fluctuations in customer inventories, changes in the cigarette tobacco blending approaches by our customers, changes in regulations and tariffs and the price of virgin tobacco leaf.

In addition, significant consolidation has occurred among our customers, thereby increasing our dependence upon a fewer number of customers and increasing the negotiating leverage of the customers that survive. If any of our customers were to change suppliers, in-source production of reconstituted tobacco or cigarette papers (including those used to produce LIP cigarettes), institute significant cost-cutting measures or experience financial difficulty, then these customers may substantially reduce their purchases from us, which could adversely impact our operations and financial results. In addition, adverse results in the negotiation of any of our significant customer contracts, the terms of which are typically negotiated every one to three years, could significantly impact our operations and financial results.

Our business is subject to various environmental risks.

Our mills are subject to significant federal, state, local and foreign environmental protection laws with respect to air, water and other emissions as well as the disposal of solid waste. We believe we are operating in substantial compliance with these laws and regularly incur capital and operating expenditures in order to maintain future compliance. However, these laws may change, which could require changes in our practices, the incurrence of additional capital expenditures or loss of carbon credits, and we may discover aspects of our business that are not in compliance. Violation of these laws can result in the imposition of significant fines and remediation costs. In France, we presently have sufficient authorized capacity for our emissions of carbon dioxide. However, this authorization must be renewed every five years. We cannot predict that we will have sufficient authorized capacity to conduct our operations in France as presently conducted or to do so without having to make substantial capital expenditures in future years. There also is the possibility of regulation of carbon dioxide emissions in the U.S. It is not presently possible to assess what, if any, impact such regulations might have on our domestic U.S. operations.

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

Although we are not aware of any environmental conditions at any of our facilities that could have a material adverse effect on our financial results, as we sell closed facilities in France, the U.S. and elsewhere that have been operated over the course of many decades, we may be required to perform additional environmental evaluations that could identify items that might require remediation or other action, the nature, extent and cost of which are not presently known.

We are subject to various legal actions and other claims.

We regularly are involved in legal actions and other claims arising in the ordinary course of business and otherwise. We are also subject to many laws and regulations around the world. Despite our efforts, we cannot guarantee that we are in compliance with every such law or regulation. Because of the complexity of Brazilian tax laws and court systems, legal actions are a particular risk affecting our Brazilian operations.  Although we believe that our positions in pending disputes about state and federal taxes are correct and will ultimately be upheld by Brazilian courts, the outcome of legal proceedings can be difficult to predict. Although we do not believe that any of the currently pending actions or claims against us will have a materially adverse impact on our business or financial condition, we cannot provide any assurances in this regard. Information concerning some of the actions that currently are pending is contained in Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements and in Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K filed March 1, 2013 and in subsequent filings.

Our internal and external expansion plans and asset dispositions entail different and additional risks relative to the rest of our business.

We may from time to time consider acquisitions either within the tobacco industry or outside the industry in connection with our diversification initiatives. This could involve confidential negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Although we seek to maintain or improve the economic fundamentals of our business, it is possible that an acquisition could adversely impact our results, credit ratings or the outlook of our business. Also, acquisition opportunities are limited and present risks of failing to achieve efficient and effective integration, strategic objectives or anticipated synergies or returns. There can be no assurance that we will be able to acquire attractive businesses on favorable terms, that we will realize the anticipated benefits through acquisitions or that acquisitions will be quickly accretive to earnings. Changes in our portfolio of businesses, assets and products, whether through acquisition, disposition or internal growth present additional risks. Such activities, including diversification, can lead us to incur new types of liabilities, subject us to new regulatory frameworks, involve operations in new geographies with challenging labor, regulatory and tax regimes as well as the execution risks associated with such activities.

The ability to dispose of idled assets and the value that may be obtained relative to their book value can result in significant impairment charges. Some of these risks manifested themselves in early 2011 when we announced suspension of construction of a wholly-owned reconstituted tobacco mill in the Philippines and could be encountered in other forms as we dispose of our Philippines paper mill and to the extent that we construct a new reconstituted tobacco mill in China through a 50% joint venture. Building a new mill or other facility is a major construction project and entails a number of risks, including the possibility that the contractors and sub-contractors who are expected to build the facility and supply the necessary equipment do not perform as expected, that there will be cost overruns or that design defects or omissions cause the facility to perform at less than projected efficiency or at less than projected capacity. In addition, commencement of production at a new site is time consuming and requires customer testing and acceptance by customers, and potentially by regulators, of the products that are produced. Also, while we anticipate sufficient demand for the site's output, there can be no assurances that the expected demand will materialize. For more information on our expansion plans, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K filed March 1, 2013.

We also expect to continue to expend resources to diversify and expand our product portfolio. Research and development and product diversification have several inherent risks, including technical success, market acceptance, new regulations and potential liabilities. We cannot guarantee that such efforts will succeed or that we will achieve a satisfactory return on such expenditures.

Restructuring activities significantly impact our business.

We began significant restructuring activities in 2006 and 2007 in France and the United States, during 2007 in Brazil and during 2012 in the Philippines that have become part of an overall effort to improve an imbalance between demand for our products and our paper production capacity as well as improve our profitability and the quality of our products. Restructuring of our existing operations, or as a results of acquisitions, involves issues that are complex, time-consuming and expensive and could significantly disrupt our business. The challenges involved in executing the actions that are part of our ongoing and, potentially future, restructuring plans include:

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

•	securing government approval of such plans, where necessary, and managing the litigation and associated liabilities that often are associated with restructuring actions;

•	coordinating and combining operations, which may be subject to additional constraints imposed by collective bargaining agreements and local laws and regulations; and

•	achieving the anticipated levels of net cost savings and efficiency as a result of the restructuring activities.

One portion of our business is dependent upon a single mill.

Sales of reconstituted tobacco leaf products represent a substantial portion of our revenues and profits. We presently produce reconstituted tobacco leaf at only one facility located in France and wrapper and binder products at only one facility located in Ancram, New York. The loss of or the interruption of operations for a significant length of time due to a casualty event or otherwise at either facility could have a material adverse effect on our business.

Significant impairment charges could result from our evaluation of the Philippines RTL manufacturing site.

The Company suspended construction of its Philippines RTL manufacturing site during 2011. The carrying value of the partially constructed assets is evaluated for impairment at each reporting period by assessing the recoverability of the costs based on the undiscounted cash flows of the operation, the likelihood of its reactivation and any alternative uses for the equipment. This evaluation, along with potential declines in our RTL volumes, could result in a decision to record an impairment of some or a substantial portion of the net book value of the RTL Philippines property, plant and equipment, which was $70.8 million as of September 30, 2013.

A failure of a key information technology system or process or other unusual events could adversely affect our business.

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

Natural disasters, pandemics and other unusual events could interrupt one or more of our facilities in five different countries to varying degrees, which could adversely affect our results.
We rely on a limited number of key employees and may experience difficulty in retaining, attracting and hiring qualified new personnel in some areas of our business.
The loss of any of our key employees could adversely affect our business. Because our core products relate to the tobacco industry, we may experience difficulty in retaining and hiring qualified executives and other personnel. This may be caused by the health and social issues associated with the tobacco industry. The tobacco industry competes for talent with consumer products and other companies that enjoy greater acceptance. The loss of services of any key employees or our inability to attract, hire and retain personnel with requisite skills could restrict our ability to develop new products, enhance existing products in a timely manner, sell products or manage our business effectively. These factors could have a material adverse effect on our business, results of operations and financial condition.
Our business depends upon good relations with our employees.
We employ approximately 2,500 employees, including manufacturing employees represented by unions. Although we believe that employee and union relations are positive, there is no assurance that this will continue in the future. We may experience difficulties in maintaining appropriate relations with unions and employees in certain locations. Problems or changes affecting employees in certain locations may affect relations with our employees at other locations. The risk of labor disputes, work stoppages or other disruptions in production could adversely affect us. If we cannot successfully negotiate or renegotiate collective bargaining agreements, or if negotiations take an excessive amount of time, there may be a heightened risk of work stoppages. Work stoppages may be caused by the inability of national unions and the governments of countries in which the Company operates from reaching agreement, and are outside the control of the Company. Any work stoppage could have a material adverse effect on the productivity and profitability of a manufacturing facility or on our operations as a whole.
Increases in costs of pension benefits may reduce our profitability.
Our results of operations may be negatively affected by expenses we record for our defined benefit pension plans. Generally accepted accounting principles in the United States, or U.S. GAAP, require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and other economic conditions, which may change based on changes in key economic indicators. We are required to make an annual measurement of plan assets and liabilities, which may result in increased funding obligations or negative changes in our stockholder equity. At the end of 2012, the combined projected benefit obligation of our U.S. and French pension and other postretirement healthcare plans was underfunded by $37.8 million. For a discussion regarding our pension obligations, see Note 11. Postretirement and Other Benefits of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and Other Factors Affecting Liquidity and Capital Resources in Part I, Item 2. Although expense and pension funding contributions are not directly related, key economic factors that affect expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act (ERISA) for U.S. plans. Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table indicates the cost of and number of shares of the Company's common stock it has repurchased during 2013 and the remaining amount of share repurchases currently authorized by our Board of Directors as of September 30, 2013:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
First Quarter 2013	43,458	$38.03	—	$—
Second Quarter 2013	—	—	—	$—
July 2013	—	—	—	$—
August 2013	—	—	—	$—
September 2013	—	—	—	—
Total Year-to-Date 2013	43,458	$38.03	—	$—	$50.0

In September 2013, the Board of Directors authorized the repurchase of shares of SWM common stock during the period from November 8, 2013 to December 31, 2014 in an amount not to exceed $50.0 million. No shares have been repurchased under this authorization through the date of this filing.

The Company sometimes uses corporate 10b5-1 plans to allow for share repurchases to be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Future common stock repurchases will be dependent upon various factors, including the Company's stock price, strategic opportunities and cash availability.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

‡	This Section 906 certification is not being incorporated by reference into this Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ JEFFREY A. COOK	By:	/s/ MARK A. SPEARS
	Jeffrey A. Cook Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)		Mark A. Spears Corporate Controller (principal accounting officer)

	November 6, 2013		November 6, 2013

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Form 10-Q filing:

•	“Banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.

•	“Binder” is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.

•	“Cigarette paper” wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.

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