Form 10-K
period 2013-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2014-02-28
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________
1-13948
(Commission file number)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1612879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 North Point Center East, Suite 600 Alpharetta, Georgia	30022
(Address of principal executive offices)	(Zip Code)
1-800-514-0186
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.10 per share (together with associated preferred stock purchase rights)	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the outstanding common stock, par value $0.10 per share (the “Common Stock”), held by non-affiliates of the registrant as of June 28, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) was $1.5 billion, based on the last sale price for the Common Stock of $49.88 per share as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 30,399,784 shares of Common Stock issued and outstanding as of February 26, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders scheduled to be held on April 24, 2014 (the "2014 Proxy Statement") and filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I.
Item 1. Business

GENERAL

Schweitzer-Mauduit International, Inc. (referred to, with its consolidated subsidiaries, as "we", "us", "our", the "Company", "SWM INTL" or "SWM" unless the context indicates otherwise) is a multinational diversified producer of premium specialty papers and resin-based products headquartered in the United States of America.

The Company was incorporated in Delaware in 1995 as a wholly-owned subsidiary of Kimberly-Clark Corporation (“Kimberly-Clark”). On November 30, 1995, Kimberly-Clark distributed its tobacco-related paper and other specialty paper products businesses conducted in the United States, France and Canada to the Company, through a distribution to Kimberly-Clark stockholders of all of the outstanding shares of common stock of the Company (the "spin-off").
Today, we manufacture and sell paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. We manufacture lightweight specialty papers, which are used in manufacturing ventilated cigarettes, and banded papers for the production of lower ignition propensity, or LIP, cigarettes and are the leading independent producer of reconstituted tobacco leaf, or RTL, used in producing blended cigarettes. We also manufacture resin-based plastic netting through an extrusion process, as well as certain meltblown products and machined plastic core tubes.

Tobacco industry products comprised approximately 93% to 94% of our consolidated net sales in each of the years 2011 through 2013. Our primary products sold to the tobacco industry include cigarette, plug wrap and base tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette and RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Our non-tobacco industry products are a diverse mix of products that includes low volume, high-value engineered papers and, commodity paper grades produced to maximize our machine utilization. In 2013, we acquired DelStar, Inc. ("DelStar"), a manufacturer of plastic netting and other resin-based products focused on the filtration and medical markets.

We conduct business in over 90 countries and operate 14 production locations worldwide, with facilities in the United States, Canada, France, Brazil, China and Poland. We also have a 50% equity interest in two joint ventures in China. The first, China Tobacco Mauduit (Jiangmen) Paper Industry Ltd., or CTM, produces cigarette and porous plug wrap papers and the second, whose facility is under construction, China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS, will produce RTL.

Our wholly-owned, majority-owned and controlled subsidiaries are as follows: Schweitzer-Mauduit Canada, Inc., or SM-Canada; Schweitzer-Mauduit Spain, S.L., or SM-Spain, a holding company organized under the Spanish holding company regime and the primary foreign investment holding company for SWM; SWM RTL Philippines Inc. or RTLP; SWM Luxembourg S.à.r.l, or SWM Lux, a holding company incorporated in Luxembourg; SWM HoldCo 1 S à.r.l., or HoldCo 1, a holding company incorporated in Luxembourg, SWM HoldCo 2 S.à.r.l or HoldCo 2, a holding company incorporated in Luxembourg, SWM Acquisition Corp. I, or Acquisition Corp I, a holding company incorporated in Delaware and Schweitzer-Mauduit International China, Limited, or SM-China, a holding company incorporated in Hong Kong. SM-China owns 50% of the equity interest in CTM, a Sino-Foreign Equity Joint Venture with China National Tobacco Corporation, or CNTC, that manufactures and sells tobacco-related papers in China and 50% of the equity interest in CTS, a Sino-Foreign Equity Joint Venture with CNTC that will manufacture RTL. Both CTM and CTS are unconsolidated subsidiaries. We indirectly through SM-Spain have subsidiaries in France and the Philippines. SM-Spain owns directly 100% of Schweitzer-Mauduit Holding S.A.S., a French holding company, or SMH, and SMH owns 100% of Schweitzer-Mauduit Industries S.A.S., a French corporation, or SMI. Schweitzer-Mauduit International, Inc., SMH and SMI together own 100% of a second holding company, Schweitzer-Mauduit France S.A.S., a French corporation, or SMF, which holds our French paper operations. SMF directly owns 100% of Schweitzer-Mauduit Developpements S.A.S., a French corporation, or SMD, and SMD owns 100% of LTR Industries S.A.S., a French corporation, or LTRI, our French RTL operation. SMF directly owns 100% of two principal French operating subsidiaries, SWM Services S.A.S. (formerly known as Papeteries de Mauduit S.A.S.), or SWM-S, and Papeteries de

Saint-Girons S.A.S., or PdStG, as well as 100% of PDM Philippines Industries, Inc., or PPI. SMF indirectly owns the third principal French operating subsidiary, PDM Industries S.A.S., or PdM, as well as Papeteries de Malaucène S.A.S., or PdMal, and its subsidiary Malaucène Industries S.A.S., PdMal filed for liquidation during December 2011 and are no longer consolidated effective with the date of the filing. SWM HoldCo 1 owns directly 99.99% of the issued and outstanding shares of Schweitzer-Mauduit do Brasil Indústria e Comércio de Papel Ltda. (formerly known as Schweitzer-Mauduit do Brasil, S.A.), our Brazilian paper operations, or SWM-B. SWM Luxembourg owns 100% SWM RUS LLC, or SWM-RUS, a Russian company, Ipopema 94 Fundusz Inwestycyjny Zamkniêty Aktywów Niepublicznych, or Polish FIZ, a Poland company and 100% of SWM GP Luxembourg S.à.r.l, or SWM GP Lux, a Luxembourg. The Polish FIZ and SWM GP Lux own 99.9% and 0.1%, respectively, of SWM LP Luxembourg SCSP, or SWM LP Lux a Luxembourg company. SWM LP Lux owns 99.9% of SWM Poland Sp. z o.o., or SWM Poland, a Polish company and SWM Poland GP Sp z o.o. or SWM Poland GP owns the remaining 0.1%. SWM Acquisition Corp I, a holding company incorporated in Delaware directly owns 100% of DelStar, Inc., a Delaware company. DelStar, Inc. directly owns 100% of DelStar Holding Corp., a Delaware holding company which owns 100% of Coretc Tubing Corp., U.S. Netting Inc. and Delstar Technologies Inc., each Delaware companies. DelStar Technologies Inc., a company incorporated in Delaware owns 100% of two Chinese operating entities DelStar Technologies (Shanghai) Trading Corp. Ltd. and DelStar Technologies (Suzhou) Co. Ltd. We had no special purpose entities as of December 31, 2013.

Our principal executive office is located at 100 North Point Center East, Suite 600, Alpharetta, Georgia 30022-8246 and our telephone number at that address is 1-800-514-0186. Our stock is traded on the New York Stock Exchange, or NYSE, under the symbol "SWM".

AVAILABLE INFORMATION

Our Securities and Exchange Commission, or SEC, filings, which include this Annual Report on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments, are available, free of charge, on the Investor Relations section of our web site at www.swmintl.com. Information from our web site is not incorporated by reference into this Annual Report on Form 10-K. These reports are available soon after they are filed electronically with, or furnished to, the SEC. The web site allows access to historical financial information, press releases and quarterly earnings conference calls, our Code of Conduct, corporate governance guidelines, Board of Directors committee charters, as well as disclosure of any amendment to or waivers of our Code of Conduct granted to any of the principal executive officer, principal financial officer or principal accounting officer. The web site provides additional background information about us including information on our history, products and locations. Requests for information or to contact the audit committee chair, lead non-management director or to report concerns about accounting or other issues can be made in writing and sent to the Investor Relations Department at our principal executive office address listed below.

Our quarterly earnings conference calls are typically held the morning after our quarterly earnings releases and are available through our web site via a webcast. The tentative dates for our quarterly earnings conference calls related to 2014 financial results are May 7, 2014, August 6, 2014, November 5, 2014 and February 4, 2015. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through our web site at www.swmintl.com.

We have provided a Glossary of Terms at the end of this Annual Report on Form 10-K.

DESCRIPTION OF BUSINESS

Segment Financial Information. We operate and manage three reportable segments based on product lines: Paper, Reconstituted Tobacco and Filtration. The Paper segment primarily produces Cigarette Papers such as cigarette (including LIP), plug wrap and base tipping papers used to wrap various parts of a cigarette for sale to cigarette manufacturers. The Paper segment also includes commercial and industrial products such as lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter paper and other specialized papers. These non-tobacco industry products are generally sold directly to converters and other end-users or brokers. The Reconstituted Tobacco segment produces reconstituted tobacco leaf, or RTL, and wrapper and binder products for sale to cigarette and cigar manufacturers. The Filtration segment produces thermoplastic nets, nonwovens, laminates, and extruded components sold to manufacturers in liquid, air and water filtration, automotive, aerospace, healthcare, industrial, food and electronics industries.

Additional information regarding "Segment Performance" is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation. In addition, selected financial data for our segments is available in Note 19, Segment Information, of the Notes to Consolidated Financial Statements. Reference is also made to Part I, Item 1A, Risk Factors, Market Risk, for a discussion regarding the risks associated with foreign operations.

Financial information about foreign and domestic operations, contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" appearing in Part II, Item 7 herein and in Notes 11, 12, 15 and 19 ("Restructuring and Impairment Activities," "Debt," "Income Taxes" and "Segment Information," respectively) to the Consolidated Financial Statements contained in "Financial Statements and Supplementary Data" in Part II, Item 8 herein, is incorporated in this Item 1 by reference.

Products. We manufacture and sell paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. We also manufacture and sell thermoplastic nets, nonwovens, laminates, and extruded components.

Our Paper segment products include Cigarette Papers and commercial and industrial products including lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter papers and other specialized papers. Each of the three principal types of Cigarette Papers - cigarette, plug wrap and base tipping papers - serves a distinct purpose in the function of a cigarette.

Cigarette paper wraps the column of tobacco in a cigarette. Certain properties of cigarette paper, such as control of ignition propensity, basis weight, porosity, opacity, tensile strength, texture and burn rate must be controlled to tight tolerances. Many of these characteristics are critical to meet the requirements of high-speed production processes utilized by cigarette manufacturers as well as their desired attributes of finished cigarettes such as reduced deliveries of tobacco-related smoke constituents. In addition to the attributes and functional requirements of conventional cigarette papers, certain of our products facilitate our customers' design of LIP cigarettes to enhance their ability to self-extinguish when they are not actively being smoked, including papers sold under our registered trademark ALGINEX® and trademark GLUCIGENTM. Our solutions pioneered this cigarette paper category.

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

Certain of our non-tobacco industry products use a fiber blend consisting of long-fibers. These products are generally sold directly to converters and other end-users in North America and western Europe and through brokers in Brazil.

The non-tobacco industry products are a diverse mix that includes low volume, high-value engineered papers as well as commodity paper grades produced to maximize machine utilization.

Our Reconstituted Tobacco segment products include RTL which is used as a tobacco blend with virgin tobacco in cigarettes and reconstituted tobacco wrappers and binders for cigars. These products are sold directly to tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere.

RTL is used by manufacturers of cigarettes and other tobacco products as a means of recycling their tobacco by-products and to achieve product performance attributes. We currently produce reconstituted tobacco in two forms: leaf, or RTL, in France, which is manufactured by LTRI, and wrapper and binder in the United States. RTL is used by cigarette manufacturers primarily to blend with virgin tobacco as a design aid to achieve certain attributes of finished cigarettes, such as taste characteristics and reduced deliveries of tobacco-related smoke constituents, and to cost-effectively utilize tobacco leaf waste by-products. Wrapper and binder are reconstituted tobacco products used by manufacturers of machine-made cigars. Binder is used to hold the tobacco leaves in a cylindrical shape during the production process. Wrapper is used to cover the outside of the cigar, providing a uniform, finished appearance.

Our Filtration segment products include thermoplastic nets, nonwovens, laminates, and extruded components under the trade name DELSTAR®. We manufacture plastic and metal components used in a wide range of industries and markets, including liquid, air and water filtration, automotive, aerospace, healthcare, industrial, food and electronics.

Markets and Customers. Our Paper and Reconstituted Tobacco segments supply the major, and many of the smaller, cigarette manufacturers including international tobacco companies, regional tobacco manufacturers and government monopolies.

Philip Morris International Inc., or PMI, Philip Morris-USA, a subsidiary of Altria Group Inc., Japan Tobacco Inc., or JT, and British American Tobacco, or BAT, are our four largest customers and together with their respective affiliates and designated converters, accounted for 57%, 55% and 54% of the Company's 2013, 2012 and 2011 consolidated net sales, respectively. Although the total loss of one or more of these large customers could have a material adverse effect on our results of operations, this is not considered likely given the significant share that our capacity represents of the total worldwide supply available to meet the demand for cigarette-related fine papers. A material variation in demand from one or more of these customers or due to external factors such as government legislation or changes in consumer behavior, however, could result in a significant decline in demand for our products.

The Filtration segment supplies niche products to filtration, healthcare, and industrial manufacturers. These products are highly engineered, often customized and, in some cases, we are the sole supplier of certain products to our top customers, none of which represent more than 10% of the Company's net sales.

Sales and Distribution. Essentially all tobacco-related products manufactured by both the Paper and Reconstituted Tobacco segments are sold by our marketing, sales and customer service organizations directly to cigarette manufacturers or their designated converters. Most of our Paper segment's non-tobacco related products, which represent approximately 6% to 10% of its net sales, are sold on a direct basis.

Filtration products are sold to customers by our marketing, sales and customer service organization on a direct basis.

The typical modes of transportation we utilize in the delivery of product to our customers include truck, rail and ocean-going vessels. As is typical in our industry, ownership of the product generally transfers to our customer upon shipment from our mills, except for certain export sales where ownership typically transfers at the foreign port or customer facility.

Competition. We are the largest producer of Cigarette Papers in the world. LTRI is the leading independent producer of RTL for use in cigarettes. We do not sell our products directly to consumers or advertise our products in consumer media. The specialized nature of these tobacco-related papers requires unique research and development capability and special papermaking equipment and skills to meet exacting customer specifications. These factors have limited the number of competitors in each of the tobacco-related paper categories discussed separately below.

Paper. As the sole domestic producer of Cigarette Papers in North America, we believe that we have the majority supply position. PdM and PdStG, our indirect wholly-owned subsidiaries in France, and SWM-Poland sell most of their products in Europe. We believe SWM-B has the majority of the cigarette paper market in Brazil and in South America. Our principal competitors include delfortgroup AG, or Delfort, an Austrian corporation, Miquel y Costas & Miquel S.A., or Miquel y Costas, a Spanish corporation, Julius Glatz GmbH, an German company, and PT Bukit Muria Jaya, or BMJ, an Indonesian corporation. We believe that the bases of cigarette paper competition are price, consistent quality, security of supply, level of technical service and performance requirements of the customer's cigarette-making equipment.

We have developed, individually or in conjunction with customers, technologies to address the demand for cigarette paper for LIP cigarettes in the United States, Canada, Australia and the European Union, or EU. We believe that we are currently the leading producer of cigarette paper for LIP cigarettes and continue to actively develop the technologies for such products. We have license agreements with third parties which grant them the right to use certain of our LIP intellectual property, excluding ALGINEX® related intellectual properties.

We estimate that we hold a majority of industry share for high porosity plug wrap papers in each of the market segments in which we compete. Our competitors are Miquel y Costas and Delfort. We supply base tipping paper for North America, which is subsequently printed by converters. The principal competitors in Europe are Delfort and Julius Glatz. We estimate our Brazilian operation holds a large share for the base tipping paper market in South America, which is subsequently printed by converters. Our principal competitor in Latin America is Miquel y Costas. We believe that the bases for competition are consistent quality, price and, most importantly, the ability to meet the runability and printability requirements of converting equipment and high-speed cigarette-making machines.

We produce papers for lightweight printing and writing, battery separator papers, drinking straw wrap, filter papers and other specialized papers. We believe that price is the primary basis of competition for drinking straw wrap, printing and writing and filter papers, while consistent quality and customer service are believed to be the primary competitive factors for battery separator paper.

Reconstituted Tobacco. LTRI is the leading independent producer of RTL in the world. We believe that the basis of competition in this market is primarily quality. However, sales volumes are influenced by worldwide virgin tobacco prices and cigarette producers' various in-house tobacco reconstitution processes, as lower prices of virgin tobacco or other RTL forms may compete against reconstituted tobacco sales volumes.

LTRI's principal competitors are cigarette companies such as Philip Morris-USA, R.J. Reynolds Tobacco Company, Elets, an affiliate of Japan Tobacco Inc. which operates in Russia, and STMA (China), all of which produce RTL primarily for internal use. Huabao International Holdings Ltd, a Hong Kong company, provides tobacco reconstitution in China.

We estimate that approximately 35% of reconstituted cigar wrapper and binder used in the U.S. is produced internally by domestic cigar manufacturers. Our Reconstituted Tobacco segment's Ancram mill and Nuway Tobacco, a privately-held cast process manufacturer, produce the balance for U.S. demand which is not produced internally by domestic cigar manufacturers. The Ancram mill and DHT, a subsidiary of NV Deli Maatschappij, are the main suppliers to the European cigar manufacturers.

Filtration. Our resin-based, DelStar-branded products are leaders in their categories and compete against niche products made by Conwed, a subsidiary of Leucadia National Corp., Marshall Manufacturing Company, Johns Manville, a subsidiary of Berkshire Hathaway Inc., Hollingsworth and Vose Company, and Smith & Nephew plc. We believe our Filtration products compete primarily on product features, innovations and customer service.

Raw Materials and Energy. Wood pulp is the primary fiber used in our operations. Our operations consumed approximately 72,000 metric tons of wood pulp in both 2013 and 2012, all of which was purchased. Our operations also use other cellulose fibers, the most significant of which are in the form of flax fiber and tobacco leaf by-products, as the primary raw materials for Cigarette Papers and reconstituted tobacco products, respectively. While tobacco leaf by-products are generally the property of the cigarette manufacturer for whom the reconstitution is contracted, we purchase some tobacco leaf by-products for use in the production of RTL and wrapper and binder products.

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

In addition to cellulose fibers, our operations use calcium carbonate as another significant raw material in the production of many of our paper products. Calcium carbonate, or chalk, is used in the production of Cigarette Papers, as well as in certain of our other paper products, to provide desired qualities and characteristics, such as opacity, as well as end-product performance attributes. All of our needs for calcium carbonate are purchased. Our Quimperlé mill in France and Pirahy mill in Brazil have on-site, vendor-operated, precipitated calcium carbonate plants which supply significant quantities toward the needs of those mills. For the balance of their needs, our mills also purchase calcium carbonate manufactured elsewhere. Our calcium carbonate purchase commitments are discussed in Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Manufacturing of resin-based products is highly dependent on polyethylene terephthalate, or PET, and nylon polypropylene resins. The Company has multiple sources of resin. Resin price fluctuations can impact profitability; such impacts are partially mitigated by contractual pricing adjustment mechanisms with customers.

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

Additional information regarding agreements for the supply of energy is included in Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Backlog and Seasonality. We have historically experienced a steady flow of orders. Our facilities typically receive and ship orders within a 30-day period, except for RTL where orders are generally placed well in advance of delivery. We plan our manufacturing schedules and raw material purchases based on our evaluation of customer forecasts and current market conditions.

Within the Paper segment, the U.S. operations do not calculate or maintain records of order backlogs. Its largest customer Philip Morris-USA provides forecasts of future demand, but actual orders for Cigarette Papers are typically placed two weeks in advance of shipment. In France, Cigarette Papers order backlog was approximately $37 million and $19 million on December 31, 2013 and 2012, respectively. This represented approximately 35 and 12 days of sales for the French Paper operations in 2013 and 2012, respectively. The Polish and Brazilian operation do not calculate or maintain records of order backlogs. Souza Cruz, our Brazilian operation's largest customer, provides forecasts of its future demand, typically eight weeks in advance, in order for the Brazilian operations to manage production and ensure a sufficient supply to meet this customer's anticipated requirements.

The Reconstituted Tobacco segment's RTL business operates predominantly under a number of annual supply agreements. The order backlog for RTL was approximately $99 million and $145 million on December 31, 2013 and 2012, respectively, and is typically filled within one fiscal year.

In the Filtration segment, customer orders are generally manufactured and shipped within 30 days and, in certain instances, up to three months. As of December 31, 2013, the Filtration segment order backlog was approximately $22 million.

Sales of our paper and reconstituted tobacco products are subject to significant seasonal fluctuations. In the United States and Europe, customer shutdowns of one to two weeks in duration typically occur in July and December. In Brazil, customer orders are typically lower in December due to a January and February holiday season.

Research and Development. We employ approximately 70 research and development personnel in research and laboratory facilities in Quimperlé and Spay, France, Santanésia, Brazil, Strykow, Poland, Alpharetta, Georgia, Middletown, Delaware and Austin, Texas. We are dedicated to developing product innovations and improvements to meet the needs of individual customers. The development of new components for tobacco products and the development of new non-tobacco products are the primary focuses of these research and development functions, including several development projects for our major customers. We expensed $15.3 million in 2013, $9.9 million in 2012 and $9.2 million in 2011 on research and development. We believe that our research and product development capabilities have played an important role in establishing our reputation for high quality, superior products.

Our commitment to research and development has enabled us, for example, to (i) produce high-performance papers designed to run on the high-speed manufacturing machines of our customers, (ii) produce papers to exacting specifications with very high uniformity, (iii) produce cigarette paper with extremely low basis weights, (iv) develop cigarette paper for LIP cigarettes, (v) produce highly porous cigarette and plug wrap papers, (vi) produce wrapper and binder tobacco reconstituted products, in a paper process, matching the specifications of machine-made cigars and (vii) produce papers and reconstituted tobacco products with other specifically engineered properties required for end-product performance attributes. The Filtration segment, acquired through the December 2013 purchase of DelStar, has a history of finding innovative design solutions, including products which improve the performance of customers' products and manufacturing operations. We believe that our commitment to research and development, coupled with our investment in new technology and equipment, has positioned us to take advantage of growth opportunities all around the world.

Patents and Trademarks. As of December 31, 2013, we owned 253 patents and had pending 121 patent applications covering a variety of Cigarette Papers, RTL, cigar wrapper and binder and other products and processes in the United States, western Europe and several other countries. We believe that such patents, together with our papermaking expertise and technical sales support, have been instrumental in establishing us as the leading worldwide supplier of Cigarette Papers. We believe that patents have contributed to our position as the world's leading independent producer of papers used for LIP cigarettes. Our Filtration segment holds eight patents registered in China.

Management believes that our "ALGINEX®" water-based technology trademark and "GLUCIGENTM" trademark for use in banded papers for the production of LIP cigarettes, and the "SWM" logo and trade names have been important contributors to the marketing of our products. In our Filtration segment, "DELSTAR®," "NALTEX®", "DELNET®", "DELPORE®", "STRATEX®", and "CORETEC®" are important trade names which have high industry acceptance for marketing our products.

Administrative and Court Proceedings Relating to Papers for Lower Ignition Propensity Cigarettes. In December 2009, Miquel y Costas & Miquel S.A., Société Papéterie Leman SAS and delfortgroup AG filed Notices of Opposition to the European Patent Office's, or the EPO, grant of European Patent EP 1482815.  The opponents contend that the claimed invention is not disclosed in a manner sufficiently clear and complete for it to be carried out by a person skilled in the art and that the claims were either not novel or lacked inventive step due to prior art references (including, among others, two earlier patents of SWM cited by the Examiner prior to granting the patent).  The Company will continue to defend the grant of this patent by taking necessary actions including responding to further submissions by the opponents.  Once the EPO considers that all positions have been fully briefed, it will hold a hearing before reaching a final conclusion on the oppositions.  There is no mandated timetable by which the EPO must reach a decision.  The outcome of this dispute would not prevent the Company from practicing its ALGINEX® LIP solution.  The patent remains in effect and enforceable while the opposition proceedings are pending. In connection with its entrance into a worldwide LIP license agreement with SWM, delfortgroup has withdrawn its opposition and is no longer a party to these proceedings (though delfortgroup's arguments and evidence presented remain in the proceedings). The action remains open with the other parties.

On November 11, 2010, the EPO issued a Decision to Grant SWM European Patent No. 1333729.  On December 8, 2010, Julius Glatz GmbH filed a Notice of Opposition to the grant of this patent.  In September 2011, Papéteries du Leman, delfortgroup AG, and Miquel y Costas & Miquel S.A. each filed opposition papers and Glatz supplemented its previous filing. However, Papéteries du Leman failed to pay the opposition fee and consequently is not a party to the opposition proceedings. It subsequently refiled its opposition papers as third-party observations. The Company's response to the Notices of Opposition was timely filed. The Company believes that the EPO properly granted the patent and it intends to vigorously defend the patent. In connection with its entrance into a worldwide LIP license agreement with SWM, delfortgroup has withdrawn its opposition and is no longer a party to these proceedings (though delfortgroup's arguments and evidence presented will remain in the proceedings). The action remains open with the other parties.

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

Employees. As of December 31, 2013, we had approximately 3,000 regular, full-time, active employees.

North American Operations. Hourly employees at the Spotswood, New Jersey, and Ancram, New York mills are represented by locals of the United Steel Workers Union. The collective bargaining agreement at our Spotswood mill is a three-year agreement which is effective through July 28, 2016. The three-year collective bargaining agreement at our Ancram mill is effective through September 30, 2014. We believe employee and union relations continue to be positive at the Spotswood and Ancram mills.

The fiber operations of our Canadian subsidiary, our Newberry, South Carolina facility and DelStar facilities are non-union. We believe that employee relations are positive.

French Operations. Hourly employees at our Quimperlé, Spay, and Saint-Girons, France mills are union represented. From time to time, we undertake certain restructuring activities in France and elsewhere and this can impact our employee relations which we believe are generally as positive as other similarly situated French manufacturing operations.

Brazilian Operations. Hourly employees at the Pirahy mill are represented by a union. The one-year collective bargaining agreement at SWM-B was renewed through May 31, 2014. We believe that employee relations are positive and comparable to other similar Brazilian manufacturing operations.

Polish Operations. Employees at our Strykow, Poland facility are non-union. We believe that employee relations in Poland are positive.

Chinese Operations. Employees at our Suzhou, China facility are non-union. We believe that employee relations in China are positive.

Environmental Matters. Capital expenditures for environmental controls to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, Brazil, Poland, China and Canada were $1.0 million in 2013 and are expected to be $1 million or less in each of the next two years, of which no material amounts were or are expected to be the result of environmental fines or settlements. These expenditures are not expected to have a material adverse effect on our financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in our plans, changes in legal requirements or other factors.

Working Capital. We normally maintain approximately 60 to 90 days of inventories to support our operations. Our sales terms average between 15 and 60 days for payment by our customers, dependent upon the products and markets served. With respect to our accounts payable, we typically carry approximately a 30 to 60 day level, in accordance with our purchasing terms, which vary by business location. The accounts payable balance varies in relationship to changes in our manufacturing operations, particularly due to changes in prices of wood pulp, resins and purchased energy and the level and timing of capital expenditures related to projects in progress.

Executive Officers. The names and ages of our executive officers as of February 28, 2014, together with certain biographical information, are as follows:

Name	Age	Position
Frédéric P. Villoutreix	49	Chairman of the Board and Chief Executive Officer
Jeffrey A. Cook	59	Executive Vice President, Chief Financial Officer and Treasurer
Stephen Dunmead	50	Chief Operating Officer
Michel Fievez	56	Executive Vice President, Reconstituted Tobacco Business
Patrick DeLuca	48	Executive Vice President, Global Paper
Greerson McMullen	51	General Counsel and Secretary
Robert Cardin	50	Corporate Controller

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

Jeffrey A. Cook was appointed Executive Vice President, Chief Financial Officer and Treasurer in February 2012. Prior to joining SWM, he served as Chief Financial Officer since 2007 of Presstek Inc., a manufacturer and distributor of products for the commercial graphics industry, including printing presses, consumables and service. Mr. Cook began his career with General Electric and served in roles of increasing financial leadership including serving as Chief Financial Officer of GE Government Services Inc. from 1990 to 1993 and Vice President Finance of the Government Services Group of Lockheed Martin Corporation. From 1996 to 1997, he was Vice President and Chief Financial Officer of Bechtel Systems and Infrastructure, a division of Bechtel Group Inc. He was Vice President Finance of Moore North American, a division of Moore Corporation from 1997 to 2000. Mr. Cook served as Senior Vice President, Chief Financial Officer and Chief Information Officer of Kodak Polychrome Graphics, a joint venture between Eastman Kodak and Sun Chemical from 2000 to 2005.

Stephen Dunmead has served as Chief Operating Officer since March 2013. Previously, Mr. Dunmead served as the Executive Vice President and General Manager of OM Group's Specialties Division. OM Group, Inc. is a leading global solutions provider of specialty chemicals, advanced materials and unique technologies. Mr. Dunmead joined OM Group in 1998 as Director of Research and Development, Powdered Metals Division, was appointed Chief Technology Officer in 2001, and during his 14-year tenure with the organization rose through the ranks to the Executive Vice President and General Manager position.

Michel Fievez was appointed Executive Vice President, Reconstituted Tobacco Business during March 2010. He held the position of President - European Operations from June 2007 to March 2010. From 2003 to May 2007, Mr. Fievez served as General Manager One Side Coated Papers and then Vice President and General Manager Packaging, Metalizing and Office and Graphic with Ahlstrom Corporation. From 1998 to 2003, he held key manufacturing positions, including Managing Director, with Chesapeake Display and Packaging in Europe, and from 1994 to 1998, held the position of Vice President Manufacturing and Technology with Mead Packaging Europe.

Patrick DeLuca has served as Executive Vice President, Global Paper since June 2013. Previously, he was Vice President and General Manager of the Advanced Materials Business at OM Group, Inc. Mr. DeLuca joined OM Group in 1998 as a Project Manager and was promoted repeatedly to roles of increasing scope and responsibility including Plant Manager, Director of Research and Development, Director of Corporate Engineering, Purchasing and Logistics, and Business Director for the Inorganics Business.

Greerson McMullen has served as served as General Counsel & Secretary since May 2013. Previously, Mr. McMullen served as the Senior Vice President, General Counsel, Government Affairs & Secretary of the ServiceMaster Company since November 2007 (holding the Government Affairs title since March 2010). The ServiceMaster Company is a residential services company.

Robert Cardin has served as our Corporate Controller since November 2013. Previously, Mr. Cardin served as Controller for Syncreon, a specialized provider of integrated logistics services to global industries, since 2011. Prior to that time he was employed by DENTSPLY International Inc., a worldwide manufacturer of dental products, as Assistant Corporate Controller from 2010 to 2011 and as Group Controller - Dental Consumables Business from 2004 to 2010.

Item 1A. Risk Factors

Factors That May Affect Future Results

Many risk factors both within and outside of our control could have an adverse impact on our business, financial condition, results of operations and cash flows and on the market price of our common stock. While not an exhaustive list, the following important risk factors could affect our future results, including our actual results for 2014 and thereafter and could also cause our actual results to differ materially from those expressed in any forward-looking statements we have made or may make.

We expect our business to be impacted by governmental actions relating to tobacco products, as well as decreased demand for tobacco products relating to declining social acceptance of smoking in the United States and certain other countries.

In 2013, approximately 93% of our net sales were from products used by the tobacco industry in making cigarettes or other tobacco products. In recent years, governmental entities around the world, particularly in the United States, Brazil, Australia and western Europe, have taken, or have proposed, actions that had, and are likely to continue to have, the effect of reducing consumption of tobacco products which can, in turn, reduce demand for our products. Reports with respect to the possible harmful physical effects of cigarette smoking, including second-hand smoke, and use of other tobacco products have been publicized for many years. Such reports, together with actions to regulate, restrict or prohibit the sale, advertisement and promotion of tobacco products, including cigarettes and their components, to limit smoking in public places, to control or restrict additives that may be used in tobacco products and to increase taxes on such products, are intended to discourage the consumption of traditional cigarettes and other such products. In recent years, certain governmental entities, particularly in North America and Europe, have enacted, considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked. It is not possible to predict the additional legislation or regulations relating to tobacco products that may be enacted or the extent to which such legislation, regulations or the development of new products or technologies, such as e-cigarettes, may impact the design or formulation of our customers' products, the demand for traditional cigarettes and our business and financial performance.

Cigarette consumption in the United States and western Europe has declined, in part due to the actions described above, to the diminishing social acceptance of smoking and to private actions to restrict smoking. These declines have had an adverse effect on demand for our products in these regions and potentially other regions. We expect such factors will continue to reduce smoking levels and potentially adversely affect demand for our products. In addition, litigation is pending against major manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms. It is not possible to predict the outcome of such litigation or the effect adverse developments in pending or future litigation may have on the tobacco industry or its demand for our products, but in the past, increases in taxes and litigation have adversely affected demand. In the U.S., the regulatory jurisdiction of the federal Food and Drug Administration was extended in 2009 to include tobacco products, which products are now subject to product component disclosure regulations, new controls on ingredients, and additional restrictions relating to marketing and labeling. The federal Food and Drug Administration could promulgate additional regulations to areas it has not to date regulated or has only lightly regulated such as certain cigars. In Brazil, regulations limit the use of additives to cigarettes. In the European Union, the Tobacco Products Directive regulates the content, effects, marketing and labeling of tobacco products, and both revisions to the Directive and the ongoing phase-in of the REACH regulation (Registration, Evaluation, Authorization, and Restriction of Chemical Substances) may further restrict product ingredients. Additionally, the World Health Organization is actively promoting tobacco regulation, and other countries worldwide are in the process of adopting some or all of these restrictions. The impact of these legislative and regulatory initiatives on the production and sale of our and our customers' products is not presently known but could adversely affect our results.

The overall demand in the U.S. and western Europe for conventional tobacco cigarettes has generally been declining in terms of volume of sales. In addition to the governmental actions referred to above, there is and continues to be a decline in the social acceptability of smoking and increased awareness of health risks relating to tobacco products. Such a decline could lead to certain merchants deciding not to sell tobacco products, thus potentially adversely impacting demand for our products.

Our technological advantages are unlikely to continue indefinitely.

We consider our intellectual property and patents to be a material asset. We have been at the forefront of developing new products and technology within our industries and have patented several of our innovations, particularly with regard to cigarette paper used to produce LIP cigarettes. This has enhanced our ability to sell products and to provide added function and other value to the products we sell allowing them to command higher margins. This advantage has also enabled us to license certain of our patents and know-how and earn royalty income from competitors and customers. Presently, we are seeing evidence of increasing efforts and activity by our competitors and some customers to develop and sell competitive products, particularly in the area of papers used for lower ignition propensity applications and e-cigarettes. Over time, we expect our competitors to develop competitive products that are designed to avoid our intellectual property or to license our innovations. Ultimately, our patents will expire. As we expand our production of LIP papers, RTL and our Filtration operations to more locations and countries, the risk of the loss of proprietary trade secrets will increase, and any significant loss would result in the loss of the competitive advantages provided by such trade secrets. While we cannot predict the impact or the timing of these trends and eventualities, they likely will reduce our sales and margins from the levels that we otherwise would have achieved.

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

Raw materials are a significant component of the cost of the products that we manufacture. The cost of wood pulp, which is the largest component of the raw materials that we use, and of resins by our Filtration segment are highly cyclical and can be more volatile than general consumer or producer inflationary changes in the general economy. For instance, during the period from January 2011 through September 2013, the U.S. list price of northern bleached softwood kraft pulp, or NBSK, a representative pulp grade that we use, ranged from a low of $830 per metric ton in September 2012 to a high of $1,035 per metric ton in June 2011. Also, over the last five years, the cost of polypropylene has fluctuated from 35 cents per pound to 105 cents per pound. We periodically enter into agreements with customers under which we agree to supply products at fixed prices. As a consequence, unanticipated increases in the costs of raw materials, or the lack of availability of such raw materials (due to force majeure or other reasons), can significantly impact our financial performance. Even where we do not have fixed-price agreements, we generally cannot pass through increases in raw material costs in a timely manner and in many instances are not able to pass through the entire increase to our customers.

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

Historically, we have experienced significant cost savings and productivity benefits relating to our ongoing Operational Excellence program; however, these benefits may not continue indefinitely.

Historically, we have experienced significant cost savings and productivity benefits relating to our ongoing Operational Excellence program that have supported our margins during periods of significant attrition in the Tobacco industry. We expect to continue to achieve significant savings and benefits from this program, however, in light of continued industry attrition, execution risks and other factors, should we be unable to continue to obtain these savings and benefits in line with historical achievements, our profitability and financial results could be adversely affected.

Because of the geographic diversity of our business, we are subject to a range of international risks.

We have manufacturing facilities in six countries, two joint ventures in China and sell products in over 90 countries, many of which are emerging and undeveloped markets. Our manufacturing operations, sales and results, depending on their location, are subject to various international business risks, including the following:

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

•
We are exposed to global as well as regional macroeconomic and microeconomic factors, which can affect demand and pricing for our products, including: unsettled political and economic conditions; expropriation; import and export tariffs; regulatory controls and restrictions; and inflationary and deflationary economies. These factors together with risks inherent in international operations, including risks associated with with any non-compliance with the U.S. Foreign Corrupt Practices Act, the 2013 Brazilian Clean Companies Act, the U.K. Bribery Act 2010, the 2013 Russian Law on Preventing Corruption and other non-U.S. anti-bribery law compliance, could adversely affect our results;

•
We participate in two joint ventures and have one manufacturing facility in China. One joint venture sells our products primarily to Chinese tobacco companies. The second joint venture is building a new reconstituted tobacco mill in China. Operations in China entail a number of risks including international and domestic political risks, the need to obtain operating and other permits from the government, changes in the policies or in our relations with government-owned or run customers and to operate within an evolving legal and economic system; and

•
Changes in international trade sanctions may restrict or prohibit us from transacting business with established customers. Since December 2012, we have held a license from the U.S. Office of Foreign Assets Control to continue selling reconstituted tobacco for distribution in Iran. Our continued sales of reconstituted tobacco in Iran are contingent on our successfully obtaining annual renewals of this license.

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

Fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations.
A significant portion of our revenues are generated from operations outside the United States. In addition, we maintain significant operations and acquire or manufacture many of our products outside the United States. The functional currency of our international subsidiaries is generally the local currency in which each subsidiary operates. In particular, a large portion of our commercial business is denominated in euros. Our consolidated financial statements are presented in U.S. dollars. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of the reporting period. As a result, our future revenues, costs and results of operations could be significantly affected by changes in foreign currency exchange rates, especially the euro to U.S. dollar exchange rate.

In addition, some of our sale and purchase transactions are denominated in a currency other than the local currency of our operations. As a result, changes in exchange rates between the currencies in which the transaction is denominated versus the local currency of our operation into which the transaction is being recorded can impact the amount of local currency recorded for such transaction. This can result in more or less local currency revenue or cost related to such transaction and thus have an effect on our operating profit. Currency transaction risk is mitigated partially in France because some of the revenue and expense transactions of our French subsidiaries are denominated in U.S. dollars, providing a degree of natural hedging. Our Brazilian and Polish operations are more fully exposed to currency transaction risk, especially as a result of U.S. dollar and euro denominated sales, respectively.
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

We utilize a variety of practices to manage this risk, including operating and financing activities and, where considered appropriate, derivative instruments. All derivative instruments we use are either exchange traded or entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. Counterparty risk cannot be eliminated and there can be no assurance that our efforts will be successful. We generally hedge foreign currency transactions risk primarily through the use of derivative instruments, including forward and swap contracts and, to a lesser extent, option contracts. The use of derivative instruments is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. If our future revenues, costs and results of operations are significantly affected by economic conditions abroad and we are unable to effectively hedge these risks, they could materially adversely affect our results of operations and financial condition.

We are dependent upon the availability of credit, and changes in interest rates can impact our business.

We supplement operating cash flow with bank borrowings under a credit agreement with a syndicate of banks that matures in December 2018. To date, we have been able to access credit when needed and on commercially reasonable terms. However, deterioration of credit markets, including an economic crisis in the U.S. or elsewhere, whether or not caused by the U.S. or European debt ceiling, deficits and budget issues could have an adverse impact on our ability to negotiate new credit facilities or access or renew our existing one. Constraints on the availability of credit, or the unavailability of credit at reasonable interest rates, would negatively impact our business, including potentially impairing our ability to declare dividends, conduct share buy-backs and make acquisitions.

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

Seasonality can impact our business.

Sales of our Paper and Reconstituted Tobacco products in the United States, Europe and Brazil are subject to seasonal fluctuations. In the United States and Europe, customer shutdowns typically occur in July and December and historically have resulted in reduced net sales and operating profit during those two months. Additionally, our facilities occasionally shut down equipment to perform additional maintenance during these months or as a result of slow demand, resulting in higher product costs, higher maintenance expenses and reduced operating profit. In Brazil, customer orders are typically lower in December due to a holiday season during much of January and February.

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

Due to many of the factors described above, we have a limited ability to predict trends in the industry and there may be a time lag before we become aware of developing trends in the industry. In the RTL market segment, demand is a function, among other things, of smoke delivery regulations, the cigarette manufacturer's desire for a uniform and consistent product, the taste profile sought by cigarette manufacturers and the cost of recycling the tobacco by-product scraps relative to the cost of virgin tobacco products. Thus, our RTL business is also subject to competitive risk from lower cost virgin tobacco leaf or other, cheaper, cigarette fillers. These factors could result in lower volumes for our RTL business, resulting in downtime of certain production machines and, in some cases, accelerated depreciation or impairment charges for certain equipment as well as employee severance expenses associated with downsizing or restructuring activities.

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

We are dependent upon a small number of customers for a significant portion of our sales. The loss of one or more of these customers could have a material adverse effect on our business.

Four customers accounted for over 57% of our net sales in 2013. The loss of one or more of these customers, or a significant reduction in their purchases, particularly those that impact our value-added LIP papers or reconstituted tobacco, could have a material adverse effect on our results of operations and financial results. The enhanced capabilities provided by RTL in the area of product design and regulatory compliance are important to our customers. However, future RTL results could be adversely affected by fluctuations in customer inventories, changes in the cigarette tobacco blending approaches by our customers, changes in regulations and tariffs and the price of virgin tobacco leaf.

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

Our facilities are subject to significant federal, state, local and foreign environmental protection laws with respect to air, water and other emissions as well as the disposal of solid waste. We believe we are operating in substantial compliance with these laws and regularly incur capital and operating expenditures in order to maintain future compliance. However, these laws may change, which could require changes in our practices, additional capital expenditures or loss of carbon credits, and we may discover aspects of our business that are not in compliance. Violation of these laws can result in the imposition of significant fines and remediation costs. In France, we presently have sufficient authorized capacity for our emissions of carbon dioxide. However, this authorization must be renewed every five years. We cannot predict that we will have sufficient authorized capacity to conduct our operations in France as presently conducted or to do so without having to make substantial capital expenditures in future years. There also is the possibility of regulation of carbon dioxide emissions in the U.S. It is not presently possible to assess what, if any, impact such regulations might have on our domestic U.S. operations.

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

Although we are not aware of any environmental conditions at any of our facilities that could have a material adverse effect on our financial results, we own facilities in France, the U.S. and elsewhere that have been operated over the course of many decades. We may face higher disposal and clean-up costs to replace equipment or facilities containing materials that were compliant when installed, but are now considered contaminants. Additionally, as we sell closed facilities, we may be required to perform additional environmental evaluations that could identify items that might require remediation or other action, the nature, extent and cost of which are not presently known.

We are subject to various legal actions and other claims.

We regularly are involved in legal actions and other claims arising in the ordinary course of business and otherwise. We are also subject to many laws and regulations around the world. Despite our efforts, we cannot guarantee that we are in compliance with every such law or regulation. Because of the complexity of Brazilian tax laws and court systems, legal actions are a particular risk affecting our Brazilian operations.  Although we believe that our positions in pending disputes about state and federal taxes are correct and will ultimately be upheld by Brazilian courts, the outcome of legal proceedings can be difficult to predict. An adverse result in one or more of these tax disputes could have a material adverse impact on our financial condition and results or operations. We are also subject a various other litigation in Brazil, including labor and workplace safety claims. Although we do not believe that any of the currently pending actions or claims against us will have a material adverse impact on our business or financial condition, we cannot provide any assurances in this regard. Information concerning some of these actions that currently are pending is contained in Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements and in Part I, Item 3, “Legal Proceedings” of this report.

Our internal and external expansion plans and asset dispositions entail different and additional risks relative to the rest of our business.

We may from time to time consider acquisitions either within the tobacco industry or outside the industry in connection with our diversification initiatives, such as our recent acquisition of DelStar, Inc. This could involve confidential negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Although we seek to maintain or improve the economic fundamentals of our business, it is possible that an acquisition could adversely impact our results, credit ratings or the outlook of our business. Also, acquisition opportunities are limited and present risks of failing to achieve strategic objectives or anticipated synergies or returns. There can be no assurance that we will be able to acquire attractive businesses on favorable terms, that we will realize the anticipated benefits or profits through acquisitions or that acquisitions will be accretive to earnings. Changes in our portfolio of businesses, assets and products, whether through acquisition, disposition or internal growth, present additional risks. Such activities, including diversification and our acquisition of DelStar, can lead us to incur unknown or new types of liabilities, subject us to new regulatory frameworks, new market risks, involve operations in new geographies with challenging labor, regulatory and tax regimes as well as the execution risks associated with such activities. The potential future expansion of our filtration operations could cause these operations, including DelStar, to face additional competition from larger and more established competitors than is currently the case.

The ability to dispose of idled assets and the value that may be obtained relative to their book value can result in significant impairment charges. Some of these risks manifested themselves in early 2011 when we announced suspension of construction of a wholly-owned reconstituted tobacco mill in the Philippines and could be encountered in other forms to the extent that we construct a new reconstituted tobacco mill in China through a 50% joint venture. Building a new mill or other facility is a major construction project and entails a number of risks, including the possibility that the contractors and sub-contractors who are expected to build the facility and supply the necessary equipment do not perform as expected, that there will be cost overruns or that design defects or omissions cause the facility to perform at less than projected efficiency or at less than projected capacity. In addition, commencement of production at a new site is time consuming and requires customer testing and acceptance by customers, and potentially by regulators, of the products that are produced. Also, while we anticipate sufficient demand for the site's output, there can be no assurances that the expected demand will materialize. For more information on our expansion plans, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation" of this report.

We also expect to continue to expend resources to diversify and expand our product portfolio. Research and development and product diversification have several inherent risks, including technical success, market acceptance, new regulations and potential liabilities. We cannot guarantee that such efforts will succeed or that we will achieve a satisfactory return on such expenditures.

We may not successfully integrate acquisitions and may be unable to achieve anticipated cost savings or other synergies.
The integration of acquired companies’ operations involves a number of risks and presents financial, managerial and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating information systems, financial reporting activities, and integrating and retaining management and personnel from acquired companies. Additionally with respect to our DelStar Acquisition, we may not be able to achieve anticipated cost savings or commercial or growth synergies, for a number of reasons, including contractual constraints and obligations or an inability to take advantage of expected commercial opportunities, increased operating efficiencies or commercial expansion of key technologies. Failure to successfully integrate acquired companies may have an adverse effect on our business, results of operations, financial condition and cash flow.
Restructuring activities significantly impact our business.

We began significant restructuring activities in 2006 and 2007 in France and the United States, during 2007 in Brazil and during 2012 in the Philippines that have become part of an overall effort to improve an imbalance between demand for our products and our paper production capacity as well as improve our profitability and the quality of our products. We expect to continue these restructuring efforts from time to time. Restructuring of our existing operations, or as a results of acquisitions, involves issues that are complex, time-consuming and expensive and could significantly disrupt our business. The challenges involved in executing the actions that are part of our ongoing and, potentially future, restructuring plans include:

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

If we do not achieve expected benefits as a result of our legal entity realignment, the ability to achieve our financial guidance for operating results and cash-flow could be adversely affected.
We are re-examining our legal entity structure and certain internal business operations in order to allow us to improve our cash-flows, have easier access to our foreign cash, centralize certain internal business activities and reduce our overall effective tax rate. Initial steps to accomplish these objectives have been taken and are continuing. A significant portion of these activities is expected to be completed around the middle of 2014. However, we anticipate that there could be further activities in these respects after that.

Realignments present significant potential risks of events occurring that could delay, halt or adversely affect the success of the project, including delays encountered in finalizing the scope of, and implementing, the realignment, the failure to achieve targeted benefits or savings, the failure to follow appropriate regulatory requirements or internal processes and procedures and a potential decrease in employee morale. Further, despite obtaining certain tax rulings, there can be no assurance that the taxing authorities of the jurisdictions in which we operate, or to which we are otherwise deemed to have sufficient tax nexus, will not challenge the tax benefits that we expect to realize as a result of the realignment. In addition, changes to U.S. or non-U.S. tax laws may negatively impact the anticipated benefits of the proposed realignment. Any future benefits to our effective tax rate will also depend on our ability to operate our business in a manner consistent with the regulatory requirements for such a realignment including applicable taxing provisions, as well as us realizing our anticipated profits. Further, we expect to incur certain costs in connection with the realignment and we may incur additional cost that are not currently expected to be incurred.
To the extent these risks or circumstances occur, we may fail to achieve the future financial and business benefits that we anticipate as a result of the realignment and our future operating results, financial condition and cash-flows may be negatively impacted. Thus, there can also be no assurance that we will realize the expected future benefits of the restructuring.
One portion of our business is dependent upon a single mill; We have limited cross redundancy across our facilities.

Sales of reconstituted tobacco leaf products represent a substantial portion of our revenues and profits. We presently produce reconstituted tobacco leaf at only one facility located in France and wrapper and binder products at only one facility located in Ancram, New York. The loss of or the interruption of operations for a significant length of time due to a casualty event or otherwise at either facility could have a material adverse effect on our business. Further, in order to achieve operational efficiencies, among other reasons, we have limited ability to shift production across our various facilities, thus the loss of production at one facility may not be able to be mitigated by increased production at another.

Significant impairment charges could result from our evaluation of the Philippines RTL manufacturing site.

The Company suspended construction of its Philippines RTL manufacturing site during 2011. The carrying value of the partially constructed assets is evaluated for impairment at each reporting period by assessing the recoverability of the costs based on the undiscounted cash flows of the operation, the likelihood of its reactivation and any alternative uses for the equipment. This evaluation, along with potential declines in our RTL volumes, resulted in 2013 in an impairment of $37.2 million and could result in a decision to record a further impairment of some or a substantial portion of the net book value of the RTL Philippines property, plant and equipment, which was $31.5 million as of December 31, 2013.

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

Natural disasters, pandemics and other unusual events could interrupt one or more of our facilities in six different countries to varying degrees, which could adversely affect our results.

We rely on a limited number of key employees and may experience difficulty in retaining, attracting and hiring qualified new personnel in some areas of our business.
The loss of any of our key employees could adversely affect our business. Because our core products relate to the tobacco industry, we may experience difficulty in retaining and hiring qualified executives and other personnel. This may be caused by the health and social issues associated with the tobacco industry. The tobacco industry competes for talent with consumer products and other companies that enjoy greater acceptance. The loss of services of any key employees, including in our DelStar business, or our inability to attract, hire and retain personnel with requisite skills could restrict our ability to develop new products, enhance existing products in a timely manner, sell products or manage our business effectively. These factors could have a material adverse effect on our business, results of operations and financial condition.
Our business depends upon good relations with our employees.
We employ approximately 3,000 employees, including manufacturing employees represented by unions. Although we believe that employee and union relations are generally positive, there is no assurance that this will continue in the future. We may experience difficulties in maintaining appropriate relations with unions and employees in certain locations. Problems or changes affecting employees in certain locations may affect relations with our employees at other locations. The risk of labor disputes, work stoppages or other disruptions in production could adversely affect us especially in conjunction with potential restructuring activities. If we cannot successfully negotiate or renegotiate collective bargaining agreements, or if negotiations take an excessive amount of time, there may be a heightened risk of work stoppages. Work stoppages may be caused by the inability of national unions and the governments of countries in which the Company operates from reaching agreement, and are outside the control of the Company. Any work stoppage could have a material adverse effect on the productivity and profitability of a manufacturing facility or on our operations as a whole.
Increases in costs of pension benefits may reduce our profitability.
Our results of operations may be negatively affected by expenses we record for our defined benefit pension plans. Generally accepted accounting principles in the United States, or U.S. GAAP, require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and other economic conditions, which may change based on changes in key economic indicators. We are required to make an annual measurement of plan assets and liabilities, which may result in increased funding obligations or negative changes in our stockholder equity. At the end of 2013, the combined projected benefit obligation of our U.S. and French pension and other postretirement healthcare plans was underfunded by $23.8 million. For a discussion regarding our pension obligations, see Note 16. Postretirement and Other Benefits of the Notes to Condensed Consolidated Financial Statements in Part II, Item 8 and Other Factors Affecting Liquidity and Capital Resources in Part II, Item 7. Although expense and pension funding contributions are not directly related, key economic factors that affect expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act (ERISA) for U.S. plans. Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2013, we operated 14 production facilities (which include three fiber pulping operations) on four continents. In 2013, we acquired five facilities in our Filtration segment in connection with our acquisition of DelStar. The following are locations of our principal production facilities which are owned, except for the Strykow, Poland, Austin, Texas, Richland Pennsylvania, El Cajon, California and Suzhou, China facilities which are leased, as of December 31, 2013:

Paper Segment Production Locations	Reconstituted Tobacco Segment Production Locations	Filtration Segment Production Locations
Spotswood Mill	LTR Industries Mill	Middletown Manufacturing Site
Spotswood, New Jersey	Spay, France	Middletown, Delaware

Papeteries de Saint-Girons Mill	Ancram Mill	U.S. Netting
Saint-Girons, France	Ancram, New York	Austin, Texas

Papeteries de Mauduit Mill	RTL Philippines Mill (construction suspended)	Tubing Operations
Quimperlé, France	Sto. Tomas, Philippines	Richland, Pennsylvania

Pirahy Mill		Tubing Operations
Piraí, Brazil		El Cajon, California

SWM-Poland		Suzhou Manufacturing Site
Strykow, Poland		Suzhou, China

Newberry Operation
Newberry, South Carolina

Fiber Operation
Manitoba, Canada

As of December 31, 2013, we had approximately 102,000 metric tons of annual paper production capacity and approximately 82,000 metric tons of annual reconstituted tobacco products production capacity, dependent upon the production mix. Capacity utilization increased in 2013 to 95% for paper products compared with 86% in 2012, while capacity utilization decreased to 92% for reconstituted tobacco products compared with 98% in 2012. Filtration product manufacturing lines operated at 74% capacity as of December 31, 2013. We also operate flax fiber processing operations in Canada and printing operations in France, Poland and the United States. We own each of these facilities and the associated operating equipment except for a flax tow storage facility in Winkler, Manitoba and the mill building in Strykow, Poland, which are leased.

We maintain administrative and sales offices in Alpharetta, Georgia, in Quimperlé and Spay, France, in Shanghai, China, in Piraí, Brazil, in Moscow, Russia, in Strykow, Poland, in Middletown, Delaware and in Bristol, England. Our world headquarters are also located in Alpharetta. All of these offices are owned except for those located in Alpharetta, Shanghai, Moscow, Bristol and Strykow which are leased.

We consider all of our facilities to be well-maintained, suitable for conducting our operations and business, and adequately insured, except for the RTL Philippines facility in Sto. Tomas, Philippines, which is being held in a mothballed state which would require additional construction work before operations commence.

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

Litigation

Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, a form of value-added tax in Brazil, was assessed to our Brazilian subsidiary Schweitzer-Mauduit do Brasil Indústria e Comércio de Papel Ltda. in December of 2000. SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS taxes on certain raw materials from January 1995 through November 2000, collectively the Raw Materials Assessment.

The Raw Materials Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. One of the two assessments, or Assessment 1 (case number 2001.001.115144-5), related in part to tax periods that predated our acquisition of the Pirahy mill in Pirai, Brazil and is covered in part by an indemnification from the sellers of the Pirahy mill. The second assessment, or Assessment 2 (case number 2001.001.064544-6), pertains exclusively to periods that SWM-B owned the Pirahy mill. While SWM-B would be primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owners of the Pirahy mill under the indemnification.

SWM-B has contested the Raw Materials Assessment based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers used in the production of books, newspapers and periodicals, or immune papers, and the raw material inputs used to produce immune papers.

Both Raw Materials Assessments are presently on appeal in separate chambers of the Federal Supreme Court of Brazil. SWM-B won a favorable ruling in both assessments at the first level, then lost Assessment 1 on appeal and won Assessment 2 on appeal. Assessment 1 is before the court on SWM-B’s appeal of a procedural question which, if decided favorably, would invalidate Assessment 1. If decided against SWM-B, the lower court would be notified to send the case records to the Federal Supreme Court for a decision on the merits.  Assessment 2 is before the Federal Supreme Court of Brazil on the State’s appeal on the merits and will be finally decided by the action of the chamber of the court hearing the matter, unless there is a prior decision by a chamber of the Federal Supreme Court on Assessment 1 that is in contradiction, in which case the conflict between the rulings of the different chambers would be decided by the Federal Supreme Court sitting as a whole.  No docket entry has been made yet regarding argument on either assessment.   Based on the foreign currency exchange rate at December 31, 2013, the Raw Materials Assessment totaled approximately $39 million, of which approximately $17 million is covered by the above-discussed indemnification.

More recently, SWM-B has received assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS and Fundo Estadual de Combate à Pobreza (FECP) taxes on interstate purchases of electricity. The state issued three assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, and in October 2013, a third assessment for September 2011 - September 2013, collectively the Electricity Assessment. SWM-B has challenged all three Electricity Assessments in administrative proceedings before the state tax council (Junta de Revisão Fiscal) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."

SWM-B's challenges to the first two Electricity Assessments were unsuccessful at the first administrative level, but different appeals chambers of the Junta de Revisão Fiscal have reached different conclusions about the assessments. On the first electricity assessment, one chamber of the Junta de Revisão Fiscal recognized that SWM-B is an electricity-intensive consumer but denied applicability of the tax deferral resolution. The first assessment is now on appeal before the full council of the Junta de Revisão Fiscal. Court proceedings are possible if the full administrative council issues an adverse decision. On the second electricity assessment, SWM-B won a favorable ruling at the second administrative level, which recognized that SWM-B is an electricity-intensive consumer and agreed that the tax deferral resolution applies. SWM-B's challenge to the third electricity assessment is pending at the first administrative level. Based on the foreign currency exchange rate at December 31, 2013, the electricity assessments totaled approximately $19 million.

SWM-B continues to vigorously contest the Raw Materials Assessment and the Electricity Assessment and believes that the assessments will ultimately be resolved in its favor. No liability has been recorded in our condensed consolidated financial statements for these assessments based on our evaluation of these matters under the facts and law as presently understood.

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

Indemnification Matters

In connection with our spin-off from Kimberly-Clark in 1995, we undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to us that were not identified as excluded liabilities in the related agreements. As of December 31, 2013, there are no material claims pending under this indemnification.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Since November 30, 1995, our common stock, $0.10 par value per share, or Common Stock, has been listed on the New York Stock Exchange, trading under the symbol "SWM". On February 26, 2014, our stock closed at $47.41 per share.

The table below presents the high and low sales prices of our Common Stock on the New York Stock Exchange - Composite Transactions reporting system for the periods indicated.

	High	Low
2014
First Quarter (through February 26, 2014)	$51.23	$42.53

2013
Fourth Quarter	$63.53	$47.72
Third Quarter	61.63	48.95
Second Quarter	51.26	38.64
First Quarter	42.50	35.87

2012
Fourth Quarter	$39.40	$32.03
Third Quarter	35.39	31.18
Second Quarter	35.49	32.01
First Quarter	36.50	30.59

Performance Graph. The following graph compares the total cumulative stockholder return on our Common Stock during the period from December 31, 2008 through December 31, 2013, with the comparable cumulative total returns of the Wilshire 5000 Index and a self-constructed peer group which reflects, but is not exactly comparable to, the Dow Jones Paper Products Index. We have selected the following companies as our peer group: Neenah Paper Inc., P.H. Glatfelter Co., and Wausau Paper Corp.

The graph assumes that the value of the investments in the Common Stock and each index were $100 on December 31, 2008 and that all dividends were reinvested. The returns of the companies in the peer group have been weighted according to their market capitalization. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Cumulative Five Year Return
Holders. As of February 26, 2014, there were 2,197 stockholders of record.

Dividends. We have declared and paid cash dividends on our Common Stock every fiscal quarter since the second quarter of 1996. We announced in February 2014 a dividend of $0.36 per share payable on March 20, 2014 to stockholders of record on February 28, 2014. Our Credit Agreement covenants require that we maintain certain financial ratios, as disclosed in Note 12, Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Recent Sales of Unregistered Securities. We had no unregistered sales of equity securities during the fiscal year ended December 31, 2013.

Repurchases of Equity Securities. The following table indicates the cost of and number of shares of the Company's common stock it has repurchased during 2013 and the remaining amount of share repurchases currently authorized by our Board of Directors as of December 31, 2013:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
First Quarter 2013	43,458	$38.03	—	$—
Second Quarter 2013	—	—	—	$—
Third Quarter 2013	—	—	—	$—
October 2013	—	—	—	$—
November 2013	—	—	—	$—
December 2013	—	—	—	—
Total 2013	43,458	$38.03	—	$—	$50.0

In September 2013, the Board of Directors authorized the repurchase of shares of SWM common stock during the period from November 8, 2013 to December 31, 2014 in an amount not to exceed $50.0 million. During 2014, 769,400 shares have been repurchased under this authorization for $35.0 through February 26, 2014.

The Company sometimes uses corporate 10b5-1 plans to allow for share repurchases to be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Future common stock repurchases will be dependent upon various factors, including the Company's stock price, strategic opportunities and cash availability.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and related notes within this Annual Report on Form 10-K. The results of our San Pedro, Philippines, Medan, Indonesia and Malaucène, France mills have been retrospectively presented as discontinued operations for all periods, the first two of which were sold in 2013. The results for 2013 include results of operations of DelStar, Inc. which was acquired on December 12, 2013. All dollar amounts are in millions except per share amounts, statistical data and ratios.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Results of Operations
Net Sales	$772.8	$778.5	$788.3	$704.1	$689.7
Cost of products sold	520.1	519.0	545.3	511.8	507.6
Gross Profit	252.7	259.5	243.0	192.3	182.1
Nonmanufacturing expenses	86.5	86.4	88.0	71.3	71.9
Provision for losses on business tax credits	—	—	15.9	—	—
Restructuring & impairment expense	41.3	21.4	14.0	11.6	23.9
Operating Profit	124.9	151.7	125.1	109.4	86.3
Income from Continuing Operations	78.5	104.1	92.1	72.7	58.2
(Loss) income from Discontinued Operations	(2.4)	(24.3)	0.5	(7.4)	(22.6)
Net Income	$76.1	$79.8	$92.6	$65.3	$35.6

Net Income (Loss) Per Share- Basic:
Income from continuing operations	$2.51	$3.33	$2.73	$2.00	$1.86
(Loss) income from discontinued operations	(0.08)	(0.79)	0.02	(0.20)	(0.72)
Net income per share - Basic	$2.43	$2.54	$2.75	$1.80	$1.14

Net Income (Loss) Per Share - Diluted:
Income from continuing operations	$2.49	$3.29	$2.71	$1.96	$1.81
(Loss) income from discontinued operations	(0.07)	(0.78)	0.02	(0.20)	(0.71)
Net income per share - Diluted	$2.42	$2.51	$2.73	$1.76	$1.10

Cash Dividends Declared and Paid Per Share	$1.26	$0.45	$0.30	$0.30	$0.30
EBITDA from Continuing Operations(1)	$171.7	$195.4	$163.3	$145.1	$124.5
Adjusted EBITDA from Continuing Operations (1)	$213.0	$216.8	$193.2	$156.7	$148.4
Percent of Net Sales
Gross Profit	32.7%	33.3%	30.8%	27.3%	26.4%
Nonmanufacturing expenses	11.2%	11.1%	11.2%	10.1%	10.4%
Financial Position
Capital spending	$29.1	$27.2	$60.9	$73.7	$15.3
Depreciation and amortization	37.3	38.5	42.1	38.7	42.6
Total Assets	1,224.4	886.7	841.9	850.4	791.9
Total Debt	385.4	156.0	146	51.8	60.1
Total debt to capital ratio	40.7%	23.4%	23.5%	9.0%	11.1%

(1)
Earnings before interest, taxes, depreciation and amortization (EBITDA) from Continuing Operations is a non-GAAP financial measure that is calculated by adding interest expense, income tax provision and depreciation and amortization expense to income from continuing operations, reduced by amortization of deferred revenue. Adjusted EBITDA from continuing operations is a non-GAAP financial measure that is calculated by adding restructuring and impairment expense and provision for losses on business tax credits to EBITDA from continuing operations. The Company believes investors' understanding of the Company's performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of the Company's ongoing results of operations. Reconciliations to income from continuing operations are as follows ($ in millions):

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Income from Continuing Operations	$78.5	$104.1	$92.1	$72.7	$58.2
Plus: Interest expense	2.9	3.3	2.3	1.6	4.0
Plus: Tax provision	53.0	49.5	32.8	39.3	24.8
Plus: Depreciation and amortization	37.3	38.5	42.1	38.7	42.6
Less: Amortization of deferred revenue	—	—	(6.0)	(7.2)	(5.1)
EBITDA from Continuing Operations	171.7	195.4	163.3	145.1	124.5
Plus: Provision for losses on business tax credits	—	—	15.9	—	—
Plus: Restructuring and impairment expense	41.3	21.4	14.0	11.6	23.9
Adjusted EBITDA from Continuing Operations	$213.0	$216.8	$193.2	$156.7	$148.4

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and the selected financial data included in Item 6. The discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and our future prospects. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Factors That May Affect Future Results," in Part I, Item 1A of this Annual Report on Form 10-K and our Forward Looking Statement Legend at the end of this Item 7. Unless the context indicates otherwise, references to "SWM", "we", "us", "our", or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

This Management's Discussion and Analysis of Financial Condition and Results of Operation is designed to provide a reader of our financial statements with an understanding of our recent performance, our financial condition and our prospects. The following will be discussed and analyzed:

•	Summary

•	Recent Developments

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Results of Operations

•	Liquidity and Capital Resources

•	Other Factors Affecting Liquidity and Capital Resources

•	Contractual Obligations

•	Outlook

•	Forward-Looking Statements

Summary

In 2013, SWM reported net income of $76.1 million on total net sales of $772.8 million. Compared to the prior year, net sales decreased $5.7 million due to the $21.9 million combined impact of lower volumes, price and mix, particularly in the Reconstituted Tobacco segment driven primarily by lower customer demand. This was partially offset by $13.2 million in foreign currency translation benefits and $4.2 million of revenue from DelStar, Inc. ("DelStar") which was acquired during the fourth quarter. Favorable currency benefits helped mitigate the revenue loss impact on operating profit and net income.

Cash provided by operations was $178.1 million in 2013 compared to $174.6 million in 2012. The $3.5 million increase was due primarily to a $4.0 million favorable year over year net change in working capital. Uses of cash during 2013 included $231.3 million to acquire DelStar, funded primarily through our credit facility, $29.1 million of capital spending and $39.5 million in cash dividends paid to SWM stockholders.

Return on invested capital (ROIC), adjusted to exclude the impact of restructuring-related costs, was 24.9 percent in 2013 compared to 23.5 percent in 2012. This measure reflects our determination to invest in products, projects and businesses that consistently yield returns in excess of our underlying cost of capital.

Recent Developments

On December 12, 2013, SWM acquired DelStar, Inc. or DelStar, a producer of specialty filtration materials, for $231.3 million, subject to customary post-closing adjustments. DelStar's suite of highly engineered resin materials, largely from filtration products such as reverse osmosis and other water filtration applications, are sold to a broad customer base in fast-growing water and industrial filtration segments. We believe the acquisition creates an attractive growth platform in an adjacent business area for SWM as we greatly expand our presence in advanced materials. In our discussion of results from operations in 2013, DelStar's results of operations since the closing are included in the Filtration segment.

In December 2013, we amended and restated our unsecured revolving credit facility, or Credit Agreement, to increase our borrowing capacity to $500 million. The increased borrowing capacity was used to pay for our acquisition of DelStar and other corporate uses. See Note 12. Debt, for additional information.

On November 6, 2013, SWM announced an increase of its quarterly dividend to $0.36 per share. The increase is part of SWM's long-term capital allocation strategy which is focused on investing in our core business, returning one-third of free cash flow to stockholders via dividends and share repurchases while retaining flexibility to explore growth and diversification opportunities, including in current and adjacent industries.

Construction progress continues on our facility at our reconstituted tobacco joint venture in China, China Tobacco-Schweitzer (Yunnan) Reconstituted Tobacco Company Ltd., or CTS, which is on track to open in 2014 with an expected ramp to full capacity by 2016. We expect CTS to incur additional start-up expenses in 2014 compared to 2013 and achieve profitable operations in 2015.

In December 2013, we recorded a $37.2 million non-cash impairment charge to reduce the carrying value of the Company's mothballed RTL-Philippines facility following decreased near term RTL volume expectations.

During 2013, SWM sold its paper mill sites in San Pedro, Philippines and Medan, Indonesia, whose results were classified as discontinued operations.

We are monitoring the scheduled vote of Russia's legislature expected in May 2014 on whether to require LIP standards.

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

We have available net operating loss carryforwards, or NOLs, and other various tax credits in the jurisdictions in which we operate, for which we recorded deferred tax assets totaling $23.1 million and $4.1 million, respectively, as of December 31, 2013. We record and maintain income tax valuation allowances to reduce deferred tax assets to an amount we estimate will be realizable more likely than not. Our deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards for certain entities. As a result, at December 31, 2013, we had $20.3 million of valuation allowances against certain of the deferred tax assets.

Expiration periods vary for our NOLs depending on the tax laws governing the jurisdiction where the NOL was generated. Under current tax laws, remaining NOLs in France and Brazil carry forward indefinitely, and NOLs in Spain, and the Philippines expire in 15 years and 3 years, respectively, subsequent to the year generated. We have recorded a valuation allowance to fully reserve our net deferred tax assets in Brazil, since we believe that we will not generate sufficient taxable income in Brazil within an acceptable period of time given the annual utilization limitation of 30% of taxable income. We have also recorded a valuation allowance to fully reserve the net deferred tax asset balance in the Philippines as this operation has been sold and we do not believe we will generate sufficient taxable income to utilize these assets.

We expect sufficient future taxable income in France to fully utilize the respective French NOL carryforward deferred tax assets. The Company's assumptions, judgments and estimates relative to the valuation of these net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount and category of future taxable income and tax planning strategies. Actual future operating results and the underlying amount and category of income in future periods could differ from the Company's current assumptions, judgments and estimates. Although realization is not assured, the Company believes it is more likely than not that these net deferred tax assets at December 31, 2013, will be realized. Future operating losses in Brazil and the paper operations in France could result in recording additional valuation allowances in a future period which could be material to our results of operations in the period that such valuation allowance was recorded. If at a future date, the Company determines that the weight of the positive evidence is not sufficient to overcome the negative evidence, additional valuation allowances against these deferred tax assets to reduce the net deferred tax asset to an amount we believe will more likely than not be realizable would be recorded in the period such determination is made.

The Company was granted certain tax incentives in Poland for investment in a special economic zone. These incentives are in the form of credits granted in 2011 that are available to offset qualified taxable income through 2020. Based on granted incentives, commitments achieved, including maintaining certain employment levels, and qualified investment through December 31, 2013, the Company had a $2.3 million deferred tax asset at December 31, 2013 which has been partially reserved due to realignment of our legal entity structure and resulting change in taxable status of our Polish operations.

At December 31, 2013 and 2012, we had unrecognized tax benefits related to income taxes of $1.8 million and $1.8 million, respectively. Changes in tax laws or interpretations of tax laws or in our corporate structure, as well as outcomes of current and future audits conducted by foreign and domestic tax authorities, could materially impact the amounts provided for income taxes in our consolidated financial statements.

For additional information regarding income taxes and valuation allowances, see Note 15, Income Taxes, of the Notes to Consolidated Financial Statements.

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

For further information, please see “Litigation” in Part I, Item 3, “Legal Proceedings” and Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Property, Plant and Equipment Valuation

Paper manufacturing, which is our primary manufacturing process, is a capital intensive process. As a result, we make substantial investments in property, plant and equipment which are recorded at cost. Net property, plant and equipment comprised 32% of our total assets as of December 31, 2013. Property, plant and equipment is depreciated on the straight-line method over the estimated useful lives of the assets. Paper machines and related equipment are not subject to substantial technological changes rendering them obsolete and are generally depreciated over estimated useful lives of 20 years. In the United States, banded cigarette paper production assets at the Spotswood Mill are generally depreciated over estimated useful lives of 5 years. When indications of impairment exist, we assess the likelihood of recovering the cost of long-lived assets based on our expectation of future profitability and undiscounted cash flow of the related asset group. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Changes in management's estimates and plans could significantly impact our results of operations, financial position or cash flows.

As a result of excess capacity in the tobacco-related papers industry and increased purchased material and operating costs experienced in the last several years, competitive selling prices for certain of our products are not sufficient to cover our costs with a reasonable margin. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment of certain equipment. Over the past five years, we have restructured our operations to improve our competitiveness and profitability. As a result, we incurred significant charges related to asset impairments, accelerated depreciation and employee severances. Due to the closure of our mill in Malaucène, France, the activities of Malaucène have been presented as a discontinued operation and as a result of filing for liquidation in December 2011, the financial position of Malaucène has been deconsolidated. The results of Company's Indonesian and Philippines paper mills, which were sold during 2013, have been retrospectively presented as discontinued operations.

In 2011, the Company revised its Asian RTL expansion plans and suspended the construction of the Philippine greenfield site. Due to this change, the carrying value of partially constructed assets is evaluated for impairment at each reporting period by assessing the recoverability of the costs based on the undiscounted cash flows of the operation, likelihood of its reactivation and alternative uses for the equipment. The undiscounted cash flows were less than the carrying value of the assets. Management used significant judgment to develop assumptions, including forecasted sales volumes and projected operational performance. Based on an evaluation of the fair value at December 31, 2013, which used independent appraisals of certain assets, the Company recorded a $37.2 million impairment charge during 2013. The net book value of the RTL Philippines property, plant and equipment was $31.5 million as of December 31, 2013. During 2012, the Company expected a portion of the equipment would be sold to its RTL joint venture in China. As a result, that portion of the assets was determined to be a separate group of assets for purposes of the impairment analysis, and a separate impairment analysis was performed based on the expected cash flows of the projected sale and estimated costs to be incurred in connection with that sale. Based on the analysis that was performed, the expected proceeds net of the expected costs to be incurred was less than the carrying value of that equipment and an impairment loss of $3.1 million was recorded in 2012. As of December 31, 2012, that equipment was no longer expected to be sold and thus the equipment was included with the remainder of the assets as one group of assets again for purposes of the impairment analysis.

Management continues to evaluate how to operate our production facilities more effectively with reduced tobacco-related papers volumes. Further restructuring actions are possible that might require additional write-offs or accelerated depreciation of some equipment.

Business Combinations

Accounting for business combinations requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed (“net assets”) at their acquisition date fair values. Goodwill is measured as the excess of consideration transferred over the net assets acquired at their respective fair values as of the acquisition date. The estimated fair values are based upon quoted market prices and widely accepted valuation techniques, which require significant estimates and assumptions including, but not limited to, estimating future cash flows and developing appropriate discount rates. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill, based on new information obtained about the facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the values of net assets acquired, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. See Note 3, DelStar Acquisition, of the Notes to Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements

For a discussion regarding recent accounting pronouncements, see “Recent Accounting Pronouncements” included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

Results of Operations

	For the Years Ended December 31,
	2013 (1)	2012	2011
	($ in millions, except per share amounts)
Net Sales	$772.8	$778.5	$788.3
Cost of products sold	520.1	519.0	545.3
Gross Profit	252.7	259.5	243.0
Selling expense	20.9	21.9	21.4
Research expense	15.3	9.9	9.2
General expense	50.3	54.6	57.4
Total nonmanufacturing expenses	86.5	86.4	88.0
Provision for losses on business tax credits	—	—	15.9
Restructuring and impairment expense	41.3	21.4	14.0
Operating Profit	124.9	151.7	125.1
Interest expense	2.9	3.3	2.3
Other income (expense), net	5.7	1.2	(2.6)
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	127.7	149.6	120.2
Provision for income taxes	53.0	49.5	32.8
Income from equity affiliates, net of income taxes	3.8	4.0	4.7
Income from Continuing Operations	78.5	104.1	92.1
(Loss) income from Discontinued Operations	(2.4)	(24.3)	0.5
Net Income	$76.1	$79.8	$92.6

Net Income (Loss) Per Share - Basic:
Income per share from continuing operations	$2.51	$3.33	$2.73
(Loss) income per share from discontinued operations	(0.08)	(0.79)	0.02
Net income per share - basic	$2.43	$2.54	$2.75

Net Income (Loss) Per Share - Diluted:
Income per share from continuing operations	$2.49	$3.29	$2.71
(Loss) income per share from discontinued operations	(0.07)	(0.78)	0.02
Net Income per share - diluted	$2.42	$2.51	$2.73

(1) Results during the year ended December 31, 2013 include the results of DelStar, Inc. since its acquisition on December 12, 2013.

Discontinued Operations

The results of the closed tipping mill in Malaucène, France, or Malaucène mill, the Medan, Indonesia mill, or Indonesia mill, and San Pedro, Philippines, or Philippines mill, have been classified as discontinued operations. As a result, all periods presented have been retrospectively recast to exclude the discontinued operations. During 2013, the Company sold its Indonesia mill and its Philippines mill. The 2013 loss from discontinued operations is primarily due to restructuring-related severance charges at the Philippines mill. The 2012 loss from discontinued operations is primarily due to an impairment charge on the long-lived assets of the Indonesia mill based on estimated future cash flows, being the expected selling price of the business, inventory write-downs, restructuring charges and asset impairment charges at the Philippines mill. During 2011, the Malaucène mill entered liquidation resulting in a loss of control for accounting consolidation purposes. The net deficit of Malaucène was removed from the consolidated accounts resulting in the 2011 recognition of a $6.4 million net gain. Malaucène's results of operations were included in the Company's discontinued operations through the date of the 2011 liquidation filing.

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Net Sales
(dollars in millions)

	2013	2012	Change	Percent Change	Consolidated Sales Volume Change (Units)
Paper	$543.4	$545.0	$(1.6)	(0.3)%	2%
Reconstituted Tobacco	225.2	233.5	(8.3)	(3.6)	(10)
Filtration	4.2	—	4.2	N.M.	N.M.
Total	$772.8	$778.5	$(5.7)	(0.7)%	(3)%
N.M. Not Meaningful

Net sales were $772.8 million in 2013 compared with $778.5 million in 2012. The decrease in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes in product mix and selling prices	$(25.9)	(3.3)%
Changes due to royalty income	(1.2)	(0.1)
Changes due to sales volume	4.0	0.5
Filtration segment revenue	4.2	0.5
Changes in currency exchange rates	13.2	1.7
Total	$(5.7)	(0.7)%

Total unit sales volumes decreased by 3% in the year ended December 31, 2013 versus the prior year.

◦	Sales volumes for the Paper segment increased by 2%

◦	Sales volumes for the Reconstituted Tobacco segment decreased by 10%

The Paper segment net sales during the year ended December 31, 2013 of $543.4 million decreased by $1.6 million, or 0.3%, versus $545.0 million in the prior year.  The decrease in net sales was primarily the result of unfavorable product mix and changes in selling prices of $34.0 million and lower royalty revenue of $1.2 million. These unfavorable impacts were partially offset by $25.0 million favorable effect of higher volumes, including non-tobacco papers, and $8.6 million in favorable currency exchange.

The Reconstituted Tobacco segment net sales during the year ended December 31, 2013 of $225.2 million decreased by $8.3 million, or 3.6%, compared with $233.5 million in the prior-year period.  The decrease in net sales of the Reconstituted Tobacco segment resulted from the $21.0 million impact of lower volumes which was partially offset by $8.1 million in favorable average selling prices resulting from the mix of products sold and $4.6 million of favorable currency impacts.

The Filtration segment net sales were $4.2 million for the 2013 period since the closing of the DelStar acquisition on December 12, 2013.

Operating Expenses
(dollars in millions)

				Percent Change	Percent of Net Sales
	2013	2012	Change		2013	2012
Net Sales	$772.8	$778.5	$(5.7)	(0.7)%	100.0%	100.0%

Cost of products sold	520.1	519.0	1.1	0.2	67.3	66.7
Gross Profit	$252.7	$259.5	$(6.8)	(2.6)%	32.7%	33.3%

The $6.8 million decrease in gross profit during the year ended December 31, 2013 versus the prior year was primarily due to the $13.7 million negative impact of lower volume, $6.0 million from an unfavorable mix of products sold which included more non-tobacco volumes, and $3.7 million of higher wood pulp costs. The negative impacts were partially offset by $8.0 million in favorable currency translation, $6.6 million in savings from other costs of sales, including the Company's operational excellence program and $3.9 million in favorable energy, labor and other materials costs.

Nonmanufacturing Expenses
(dollars in millions)

				Percent Change	Percent of Net Sales
	2013	2012	Change		2013	2012
Selling expense	$20.9	$21.9	$(1.0)	(4.6)%	2.7%	2.8%
Research expense	15.3	9.9	5.4	54.5	2.0	1.3
General expense	50.3	54.6	(4.3)	(7.9)	6.5	7.0
Nonmanufacturing expenses	$86.5	$86.4	$0.1	0.1%	11.2%	11.1%

Nonmanufacturing expenses in the year ended December 31, 2013 increased by $0.1 million to $86.5 million from $86.4 million in the prior year due to higher expenditures on product diversification and growth initiatives which were partially offset by lower incentive compensation expenses.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $41.3 million in the year ended December 31, 2013, primarily due to a $37.2 million impairment charge to reduce the carrying value of the Company's mothballed RTL-Philippines facility following decreased near term RTL volume expectations. Other 2013 restructuring expenses included $2.7 million of severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees associated with previously announced actions and $0.7 million of termination fees to exit third-party service contracts in the U.S. and Europe.

In the year ended December 31, 2012, the Company's restructuring and impairment expense of $21.4 million primarily included the following:

•
$16.9 million for an impairment charge to reduce the carrying value of the Company's Spotswood, New Jersey mill, which produces banded cigarette paper, following the amendment of the Company's supply agreement with Philip Morris USA, a subsidiary of Altria Group Inc.,

•	$3.7 million of charges in connection with the RTL Philippines site where construction was suspended, of which $3.1 million represented a non-cash impairment charge on certain of the equipment,

•	$1.6 million of costs to terminate a third-party printing agreement in the U.S. in conjunction with a restructuring of the U.S. LIP business, and

•	$2.4 million of severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions.

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

Operating Profit
(dollars in millions)

				Percent Change	Return on Net Sales
	2013	2012	Change		2013	2012
Paper	$102.5	$84.4	$18.1	21.4%	18.9%	15.5%
Reconstituted Tobacco	46.4	90.3	(43.9)	(48.6)	20.6	38.7
Filtration	(1.1)	—	(1.1)	N.M.	(26.2)%	N.M.
Unallocated expenses	(22.9)	(23.0)	0.1
Total	$124.9	$151.7	$(26.8)	(17.7)%	16.2%	19.5%
N.M. - Not meaningful

Operating profit was $124.9 million in the year ended December 31, 2013 compared with $151.7 million during the prior year.

The Paper segment's operating profit in the year ended December 31, 2013 was $102.5 million, an increase of $18.1 million from the prior year.  The increase was primarily due to the following factors:

•	$15.5 million in lower restructuring and impairment expense primarily due to the $16.9 million Spotswood impairment charge during the first quarter of 2012;

•$6.0 million in favorable currency impacts; and

•$4.2 million improved inflationary costs, primarily other materials prices.

These positive factors were partially offset by $10.3 million in unfavorable mix of products sold and changes in average selling prices, $3.7 million in higher wood pulp costs, a $3.0 million impact from volume and $1.2 million of lower royalty income.

The Reconstituted Tobacco segment's operating profit in the year ended December 31, 2013 was $46.4 million compared to $90.3 million in the prior year.  The decrease was primarily due to a $37.2 million non-cash impairment charge on the RTL-Philippines facility, $10.7 million unfavorable impact of lower volumes and $2.8 million unfavorable fixed cost absorption due to lower production volumes partially offset by $3.8 million in improved pricing and favorable mix of products sold.

Non-Operating Expenses

Interest expense was $2.9 million in the year ended December 31, 2013, a decrease from $3.3 million in the year ended December 31, 2012.  The decrease in interest expense is primarily due to lower interest rates and lower average debt balances in 2013 versus 2012.  The weighted average effective interest rates on our debt facilities were approximately 1.5% and 1.6% for the years ended December 31, 2013 and 2012, respectively.

Other income, net was $5.7 million during the year ended December 31, 2013 compared to $1.2 million during the year ended December 31, 2011. The $4.5 million increase in other income, net is due to higher foreign currency transaction gains and interest income.

Income Taxes

A $53.0 million provision for income taxes in the year ended December 31, 2013 resulted in an effective tax rate of 41.5% compared with 33.1% in the prior year.  In the year ended December 31, 2013, the effective tax rate was higher than the 35% statutory rate due primarily to the impairment expenses incurred by the RTL Philippines facility that did not have any income tax benefits and recording a valuation allowance on a portion of Polish deferred tax assets which may not be realized as part of our legal entity realignment. During 2012, the 33.1% effective tax rate was lower than the 35% statutory rate due to lower income tax rates in Poland; however, this favorable impact was partially offset by losses and restructuring expenses incurred by the RTL Philippines facility that did not have any income tax benefits.

Income from Equity Affiliates

Income from equity affiliates was $3.8 million in the year ended December 31, 2013 compared with $4.0 million during the prior year.  These results reflected the operations of the joint venture in China to produce cigarette papers, CTM, and expenses of the Chinese reconstituted tobacco joint venture, CTS, which is currently under construction.

Discontinued Operations

Due to our decisions to sell our Indonesia mill and our Philippines mill, the results of these entities were reported as discontinued operations for all periods presented.  Consequently, their results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts. During 2013, the Company completed the sale of the Indonesia mill and Philippines mill and incurred a $1.6 million loss and $1.6 million gain on the sales, respectively, which are presented in discontinued operations.

Net Income and Income per Share

Net income in the year ended December 31, 2013 was $76.1 million, or $2.42 per diluted share, compared with $79.8 million, or $2.51 per diluted share, during the prior year.  The decrease in net income was primarily due to $19.9 million of higher restructuring and impairment expenses and lower reconstituted tobacco volumes, partially offset by decreased losses from discontinued operations and operational excellence manufacturing improvements.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Net Sales
(dollars in millions)

	2012	2011	Change	Percent Change	Consolidated Sales Volume Change (Units)
Paper	$545.0	$551.4	$(6.4)	(1.2)%	(4)%
Reconstituted Tobacco	233.5	236.9	(3.4)	(1.4)	6
Total	$778.5	$788.3	$(9.8)	(1.2)%	—%

Net sales were $778.5 million in 2012 compared with $788.3 million in 2011. The decrease in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$(55.9)	(7.1)%
Changes due to royalty income	(4.6)	(0.5)
Changes in product mix and selling prices	12.9	1.6
Changes due to volume	37.8	4.8
Total	$(9.8)	(1.2)%

•
Changes in currency exchange rates decreased net sales by $55.9 million, or 7.1% , in 2012, and primarily reflected the impact of changes in the value of the euro compared with the U.S. dollar in 2012 versus the prior year.

•	Royalty revenue decreased by $4.6 million in 2012 primarily due to the initiation of the license agreement during 2011 for which prior-period royalties were received.

•	Favorable changes in average selling prices and mix of products sold increased net sales by $12.9 million.

•	Total unit sales volumes were unchanged in 2012 versus the prior year.

◦	Sales volumes for the Paper segment decreased by 4%

◦	Sales volumes for the Reconstituted Tobacco segment increased by 6%

Paper segment net sales during the year ended December 31, 2012 of $545.0 million decreased by $6.4 million, or 1.2%, compared with $551.4 million in the prior year. The decrease in net sales was primarily the result of $39.5 million in unfavorable foreign exchange impacts mostly due to changes in the value of the euro compared to the U.S. dollar and $4.6 million impact from lower royalty revenue. These negative impacts were partially offset by a $22.7 million favorable impact of higher sales volumes, $13.2 million favorable impact of average selling prices and mix of products sold and $1.8 million tax credit gain recognized upon successful legal resolution of a business tax case in Brazil.

Reconstituted Tobacco segment net sales during the year ended December 31, 2012 of $233.5 million decreased by $3.4 million, or 1.4%, compared with $236.9 million in the prior year.  The decrease in net sales of the Reconstituted Tobacco segment resulted from the unfavorable $16.4 million unfavorable foreign exchange impacts mostly due to changes in the value of the euro compared to the U.S. dollar which was partially offset by a $12.8 million favorable impact of higher sales volumes.

Operating Expenses
(dollars in millions)

				Percent Change	Percent of Net Sales
	2012	2011	Change		2012	2011
Net Sales	$778.5	$788.3	$(9.8)	(1.2)%	100.0%	100.0%

Cost of products sold	519.0	545.3	(26.3)	(4.8)	66.7	69.2
Gross Profit	$259.5	$243.0	$16.5	6.8%	33.3%	30.8%

The $16.5 million increase in gross profit during 2012 compared with the prior year was primarily due to the $29.2 million favorable impact of higher sales volumes and average selling prices, including mix of products sold. LIP regulations in the EU, which became effective during the fourth quarter of 2011, drove higher demand for LIP cigarette papers. Our operational excellence program generated approximately $27 million of cost savings during the year; however, those benefits were substantially offset by operational inefficiencies in certain locations as well as increases in inflationary costs and unfavorable currency impacts. Start-up costs during 2011 in Poland were not repeated during 2012. Pulp list prices were lower during 2012 at an average of $860 per metric ton of northern bleached softwood kraft compared to $980 per metric ton during the prior year. However, changes in pulp prices had a negligible impact on the comparison of 2012 and 2011 results. Changes in inflationary costs, including other materials prices, energy and labor, had an unfavorable impact of $11.4 million on 2012 results compared to the prior year. Changes in currency exchange rates unfavorably impacted the gross profit comparison by $7.2 million primarily from the weaker euro compared to the U.S. dollar. Royalty income was lower in 2012 by $4.6 million.

Nonmanufacturing Expenses
(dollars in millions)

				Percent Change	Percent of Net Sales
	2012	2011	Change		2012	2011
Selling expense	21.9	21.4	$0.5	2.3%	2.8%	2.7%
Research expense	9.9	9.2	0.7	7.6	1.3	1.2
General expense	54.6	57.4	(2.8)	(4.9)	7.0	7.3
Nonmanufacturing expenses	$86.4	$88.0	$(1.6)	(1.8)%	11.1%	11.2%

Nonmanufacturing expenses in 2012 decreased by $1.6 million to $86.4 million from $88.0 million in the prior year primarily due to lower legal expenses to defend the Company's LIP patents partially offset by higher transaction-related and strategic initiative expenses.

Provision for Losses on Business Tax Credits

During 2011, the Company recorded a $15.9 million charge to fully reserve the carrying value of its Imposto sobre Circulaçăo de Mercadorias e Serviços, or ICMS, business tax credits in Brazil.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $21.4 million in 2012, which included the following:

•
$16.9 million for an impairment charge to reduce the carrying value of the Company's Spotswood, New Jersey mill, which produces banded cigarette paper, following an amendment of the Company's supply agreement with Philip Morris USA, a subsidiary of Altria Group Inc.;

•	$3.7 million of charges in connection with the RTL Philippines site where construction was suspended, of which $3.1 million represented a non-cash impairment charge on certain of the equipment;

•	$1.6 million of costs to terminate a third-party printing agreement in the U.S. in conjunction with a restructuring of the U.S. LIP business; and

•	$2.4 million of severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions.

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

In 2011, the Company's restructuring and impairment expense was $14.0 million, which included $5.8 million in the Paper segment for employee severances and other cash costs and $3.6 million of impairment charges on property, plant and equipment. In the Reconstituted Tobacco segment, the Company incurred $4.6 million of impairment and other costs in 2011 related to the suspended construction of the RTL facility in the Philippines.

Operating Profit
(dollars in millions)

				Percent Change	Return on Net Sales
	2012	2011	Change		2012	2011
Paper	$84.4	$54.8	$29.6	54.0%	15.5%	9.9%
Reconstituted Tobacco	90.3	90.3	—	—	38.7	38.1
Unallocated expenses	(23.0)	(20.0)	(3.0)
Total	$151.7	$125.1	$26.6	21.3%	19.5%	15.9%

Operating profit was $151.7 million in 2012 compared with $125.1 million during the prior year.

The Paper segment's 2012 operating profit was $84.4 million, an increase of $29.6 million from the prior year.  The increase was primarily due to the following factors:

•	$31.6 million in favorable impacts from higher sales volumes, substantially all from certain value-added products;

•	$15.9 million in lower provision for losses on business tax credits;

•	Lower non-manufacturing expenses, primarily due to approximately $9 million less in litigation expenses; and

•	A tax credit gain of $1.8 million recognized upon successful legal resolution of a Brazil business tax case.

These positive factors were partially offset by a $10.1 million impact from lower average selling prices and an unfavorable mix of products sold, $8.5 million in higher restructuring and impairment expense, $8.4 million in increased inflationary costs primarily related to other materials, and $4.6 million of lower royalty income.

The Reconstituted Tobacco segment's 2012 operating profit was $90.3 million, unchanged from the prior year.  The offsetting changes were primarily due to the following:

•	$6.7 million in higher sales volume impacts; and

•	$2.0 million in improved manufacturing impacts.

These positives were mostly offset by $6.4 million in unfavorable currency impacts and $2.1 million in higher inflationary costs

Non-Operating Expenses

Interest expense was $3.3 million in 2012, an increase from $2.3 million in 2011.  The increase in interest expense is primarily due to lower capitalized interest in 2012. The Company capitalized $1.5 million of interest expense in 2011 related to the construction of the RTL facility in the Philippines and EU LIP facility in Poland.  The weighted average effective interest rates on our debt facilities were approximately 1.6% and 2.0% for 2012 and 2011, respectively.

Other income, net was $1.2 million during 2012 due to foreign currency transaction gains and interest income. During 2011, other expense, net was $2.6 million primarily due to foreign exchange losses net of interest income.

Income Taxes

A $49.5 million provision for income taxes in 2012 resulted in an effective tax rate of 33.1% compared with 27.3% in the prior year.  The effective tax rates were lower than the 35% statutory rate due primarily to the Company's Polish operations which were granted certain tax incentives for investment in a special economic zone. These incentives were in the form of credits that are used to offset qualified taxable income. Based on granted incentives, commitments achieved, including maintaining certain employment levels and qualified investment, the Company had available credits for which we recorded deferred income tax benefits. These credits had a remaining balance of $7.7 million at December 31, 2012. In 2011, the Company recorded a $5.9 million valuation allowance to fully reserve its net deferred tax assets in Brazil.

Income from Equity Affiliates

Income from equity affiliates was $4.0 million in 2012 compared with $4.7 million during the prior year.  These results reflected the operations of CTM and expenses of CTS, which is currently under construction.

Discontinued Operations

Due to our decisions to sell our Indonesia mill and our Philippines mill, the results of these entities were reported as discontinued operations for all periods presented.  Consequently, their results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts. During the fourth quarter of 2011, a liquidation petition relating to the Malaucène mill resulted in a loss of control. Consequently, consolidated results for 2012 do not include that entity's results.

Net Income and Income per Share

Net income in 2012 was $79.8 million, or $2.51 per diluted share, compared with $92.6 million, or $2.73 per diluted share, during the prior year.  The decrease in net income was primarily due to losses from discontinued operations and a lower 2011 effective tax rate primarily as a result of the deferred income tax benefit recorded in 2011 to recognize Poland special economic zone credits.

Liquidity and Capital Resources

The Company has created a long-term capital allocation strategy which is focused on the following three areas:

•	Reinvest capital in core businesses through a disciplined approach to meet global demand for value-adding solutions,

•	Return at least one-third of annual free cash flow to stockholders via balanced dividends and share repurchase programs, and

•	Retain flexibility to explore growth opportunities in current and adjacent markets with economic returns similar to or better than SWM's existing business.

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

As of December 31, 2013, $267.3 million of the Company's $272.0 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. The Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and currently plans to repatriate such earnings only when tax effective to do so. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries. Certain legal entity realignments and other activities are underway that could permit tax effective repatriation of certain of these funds.

Capital spending for 2014 is projected to be approximately $25 million to $30 million. We generally fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities.

Cash Requirements

As of December 31, 2013, we had net operating working capital of $115.3 million and cash and cash equivalents of $272.0 million, compared with net operating working capital of $94.6 million and cash and cash equivalents of $151.2 million as of December 31, 2012.  The 2013 year over year increase in net operating working capital is primarily due to the acquisition of DelStar in December 2013 and recording the fair value of the acquired assets and liabilities. Changes in these amounts reflect the impacts of changes in currency exchange rates and excess tax benefits of stock-based awards which are not included in the changes in operating working capital presented on the consolidated statements of cash flow.

Cash Flows from Operating Activities($ in millions)	For the Years Ended December 31,
	2013	2012	2011
Net Income	$76.1	$79.8	$92.6
Less: (Loss) income from discontinued operations	(2.4)	(24.3)	0.5
Income from continuing operations	78.5	104.1	92.1
Non-cash items included in net income:
Depreciation and amortization	37.3	38.5	42.1
Impairment	37.2	20.2	6.8
Provision for losses on business tax credits	—	—	15.9
Amortization of deferred revenue	—	—	(6.0)
Deferred income tax provision (benefit)	17.3	13.1	(13.9)
Pension and other postretirement benefits	1.1	1.0	(6.5)
Stock-based compensation	3.2	6.9	3.8
Income from equity affiliates	(3.8)	(4.0)	(4.7)
Excess tax benefits of stock-based awards	(0.5)	(1.4)	(10.0)
Cash dividends received from equity affiliates	3.7	3.0	—
Other items	1.0	(0.1)	(3.1)
Net changes in operating working capital	0.8	(3.2)	(25.1)
Net cash provided (used) by operating activities of:
Continuing operations	175.8	178.1	91.4
Discontinued operations	2.3	(3.5)	(9.9)
Cash Provided by Operations	$178.1	$174.6	$81.5

Net cash provided by operations was $178.1 million in the year ended December 31, 2013 compared with $174.6 million in the prior year. Our net cash provided by operations increased due to a favorable net change in working capital.

Net cash provided by operations was $174.6 million in 2012 compared with $81.5 million in 2011.  Our net cash provided by operations changed favorably by $93.1 million in 2012 compared to the prior year primarily due to increased profitability net of non-cash impairment charges and deferred income taxes, and a favorable net change in working capital.

Operating Working Capital($ in millions)	For the Years Ended December 31,
	2013	2012	2011
Changes in operating working capital
Accounts receivable	$4.4	$14.3	$(25.8)
Inventories	(1.0)	(6.1)	(5.9)
Prepaid expenses	0.1	(1.0)	0.4
Accounts payable	(1.5)	(7.0)	(3.5)
Accrued expenses	3.4	(8.1)	1.5
Accrued income taxes	(4.6)	4.7	8.2
Net changes in operating working capital	$0.8	$(3.2)	$(25.1)

In 2013, net changes in operating working capital provided cash flow of $0.8 million. The 2013 favorable change in working capital was driven by the collection of certain advance payments during late 2012, timing of purchases versus payments of accounts payable, as well as timing of income tax installments.

In 2012, net changes in operating working capital were unfavorable to cash flow by $3.2 million primarily driven by improved receivable collection and timing of payments.

In 2011, net changes in operating working capital contributed unfavorably to cash flow by $25.1 million. The change in working capital was primarily driven by initiation of operations in Poland to support European LIP sales.

Cash Flows from Investing Activities($ in millions)	For the Years Ended December 31,
	2013	2012	2011
Capital spending	$(29.1)	$(27.2)	$(60.9)
Capitalized software costs	(0.5)	(0.9)	(1.3)
Acquisitions, net of cash acquired	(229.7)	—	—
Investment in equity affiliates	—	(21.0)	(12.2)
Other	5.6	(2.6)	2.3
Cash Used for Investing	$(253.7)	$(51.7)	$(72.1)

Cash used for investing activities during 2013 was $253.7 million and consisted primarily of funds used to purchase DelStar, Inc. and capital spending, including a $3.1 million purchase of an LIP printing press in connection with the termination of an outside printing services contract. The Company received cash proceeds of $7.1 million from the sale of its Philippine mill.

Cash used for investing activities during 2012 was $51.7 million and was primarily capital spending and $21.0 million of equity infusions into CTS.

Cash used for investing activities in 2011was $72.1 million and was primarily capital spending to bring the RTL-Philippines site to its mothballed state. The Company made equity contributions of $12.2 million to its joint ventures in China including $6.2 million to its existing paper joint venture CTM and an initial contribution of $6.0 million to CTS.

Capital Spending

Capital spending was $29.1 million, $27.2 million and $60.9 million in 2013, 2012 and 2011, respectively.  During 2013 and 2012, capital spending was primarily related to maintenance capital spending. The capital spending incurred during 2011 was primarily due to $30.8 million for construction of our RTL facility in the Philippines and $9.2 million to establish a LIP production facility for the EU in Poland.

We incur spending as necessary to meet legal requirements and otherwise relating to the protection of the environment at our facilities in the United States, France, Brazil, Canada, China and Poland.  For these purposes, we expect to incur capital expenditures of approximately $1.0 million in 2014 and less than $1.0 million in 2015, of which no material amount is the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

Cash Flows from Financing Activities($ in millions)	For the Years Ended December 31,
	2013	2012	2011
Cash dividends paid to SWM stockholders	$(39.5)	$(14.1)	$(10.1)
Net proceeds from borrowings	227.5	9.3	100.5
Purchases of common stock	(1.7)	(50.0)	(120.9)
Proceeds from exercises of stock options	0.5	2.8	2.2
Excess tax benefits of stock-based awards	0.5	1.4	10.0
Cash Provided by (Used in) Financing	$187.3	$(50.6)	$(18.3)

During 2013, financing activities consisted primarily of net proceeds from borrowings of $227.5 million used to acquire DelStar offset by cash dividends of $39.5 million paid to SWM stockholders and share repurchases of $1.7 million.

During 2012, financing activities consisted primarily of $50.0 million of share repurchases and cash dividends of $14.1 million paid to SWM stockholders partially offset by net proceeds from borrowings of $9.3 million.

During 2011, financing activities included $120.9 million of treasury stock purchases, including open market purchases and surrendering of vested restricted stock by employees to satisfy tax withholding, net proceeds from borrowings of $100.5 million and excess tax benefits of the vesting of stock-based awards of $10.0 million. Cash dividends paid to SWM stockholders were $10.1 million.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On February 5, 2014, we announced a cash dividend of $0.36 per share payable on March 20, 2014 to stockholders of record on February 28, 2014. Our Credit Agreement (defined below) covenants require that we maintain certain financial ratios, as disclosed in Note 12, Debt, of the Notes to Condensed Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In 2013, we repurchased 43,458 shares of our common stock at a cost of $1.7 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. On December 6, 2012, our Board of Directors authorized the repurchase from time to time of up to $50.0 million of our Common Stock. As of February 26, 2014, 769,400 shares have been purchased for $35.0 million pursuant to such Board action. Our Board of Directors has now extended that authorization through December 31, 2014. See Part II, Item 5, Repurchases of Equity Securities.

In 2012 and 2011, we repurchased 1,481,482 and 4,480,392, respectively, shares of our common stock at a cost of $50.0 million and $120.9 million, respectively, under prior authorizations.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants($ in millions)	For the Years Ended December 31,
	2013	2012	2011
Changes in short-term debt	$—	$(1.9)	$2.3
Proceeds from issuances of long-term debt	455.6	43.0	226.7
Payments on long-term debt	(228.1)	(31.8)	(128.5)
Net (payments on) proceeds from borrowings	$227.5	$9.3	$100.5

Net proceeds from long-term debt were $227.5 million during 2013.  The Company may incur additional borrowings of approximately $25 million to $40 million during 2014. With the current level of borrowing and forecasted results, we expect to remain in compliance with our Credit Agreement financial covenants.

The Company's five-year revolving credit facility, or Credit Agreement, provides for borrowing capacity of $500 million and includes a $300 million equivalent sub-limit available in euro with an option to increase borrowing capacity by $200 million.  Availability under the Credit Agreement was $132.3 million as of December 31, 2013. We also had availability under our bank overdraft facilities and lines of credit of $44.6 million as of December 31, 2013.

The Credit Agreement contains covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.00 and (b) minimum interest coverage ratio of 3.50. The Company was in compliance with all of its covenants under the Credit Facility at December 31, 2013.

Our total debt to capital ratios at December 31, 2013 and December 31, 2012 were 40.7% and 23.4%, respectively.

 Other Factors Affecting Liquidity and Capital Resources

The following table represents our future contractual cash requirements for the next five years and thereafter for our long-term debt obligations and other commitments ($ in millions):

	Payments due for the years ended
Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
Current debt (1)	$1.7	$1.7	$—	$—	$—	$—	$—
Long-term debt (2)	383.7	2.5	3.0	3.3	3.2	371.7	—
Debt interest (3)	27.4	5.6	5.6	5.5	5.4	5.3	—
Restructuring obligations (4)	6.0	3.7	1.1	0.6	0.4	0.2	—
Minimum operating lease payments (5)	14.1	2.7	2.6	2.4	1.8	1.3	3.3
Purchase obligations - raw materials (6)	36.5	17.8	2.1	2.1	2.1	2.1	10.3
Purchase obligations - energy (7)	70.5	35.4	9.4	5.1	4.1	4.1	12.4
Other long-term liabilities (8) (9) (10)	—	—	—	—	—	—	—
Total	$539.9	$69.4	$23.8	$19.0	$17.0	$384.7	$26.0

(1)	Current debt includes borrowings against bank overdraft facilities; see Note 12, Debt, of the Notes to Consolidated Financial Statements.

(2)	See additional information regarding long-term debt in Note 12, Debt, of the Notes to Consolidated Financial Statements.

(3)
The amounts reflected in debt interest are based upon the short-term and long-term scheduled principal maturities and interest rates in effect as of December 31, 2013. Where specific maturities are not stated, such as for an overdraft line-of-credit, a repayment date coinciding with the end of the year was used for purposes of these calculations. Since our debt is largely variable interest rate debt, applicable market interest rates were assumed to be the same as at December 31, 2013 for purposes of these calculations. With respect to our variable-rate debt outstanding at December 31, 2013, a 100 basis point increase in interest rates would increase our debt interest obligation by $3.8 million in 2014. For more information regarding our outstanding debt and associated interest rates, see Note 12, Debt, of the Notes to Consolidated Financial Statements.

(4)
Restructuring obligations are more fully discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, Recent Developments and Note 11, Restructuring and Impairment Activities, of the Notes to Consolidated Financial Statements.

(5)	Minimum operating lease payments relate to our future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2013.

(6)
Purchase obligations for raw materials include our calcium carbonate purchase agreement at our mill in Quimperlé, France, in which a vendor operates an on-site calcium carbonate plant and our mill has minimum purchase quantities. See Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

(7)
Purchase obligations for energy include obligations under agreements with (1) an energy cogeneration supplier at our mills in Quimperlé and Spay, France, to supply steam for which our mills have minimum purchase commitments, (2) a natural gas supplier to supply and distribute 100% of the natural gas needs of our Quimperlé mill and (3) an energy supplier to supply a constant supply of electricity for our Pirahy mill in Brazil. See Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

(8)
The amounts reflected in the above table exclude $1.8 million of unrecognized tax benefits associated with uncertain tax positions for which there is no contractual obligation. We had no other long-term liabilities as defined for purposes of this disclosure by the SEC as of December 31, 2013.

(9)
The amounts reflected in other long-term liabilities do not include any amounts for our pension obligations. The pension obligations are funded by our separate pension trusts, which held $138.3 million in assets at December 31, 2013. The combined projected benefit obligation, or PBO, of our U.S. and French pension plans was underfunded by $21.0 million and $32.4 million as of December 31, 2013 and 2012, respectively. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We were not required to make contributions to our U.S. and French pension plans during 2013. We expect 2014 funding to be in compliance with the Pension Protection Act of 2006. For information regarding our long-term pension obligations and trust assets, see Note 16, Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

(10)
The amounts reflected in other long-term liabilities do not include any amounts for our postretirement healthcare and life insurance benefits. Such payments are dependent upon our retirees incurring costs and filing claims; therefore, future payments are uncertain. Our net payments under these plans were approximately $0.4 million and $0.5 million in the years ended December 31, 2013 and 2012, respectively. Based on this past experience, we currently expect our share of the net payments to be less than $1.0 million during 2014 for these benefits. For more information regarding our retiree healthcare and life insurance benefit obligations, see Note 16, Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

Outlook

SWM's solid operating foundation and technology position allows us to seize opportunities ahead in our core tobacco business of providing value-adding solutions to our customers. Smoking attrition rates in mature areas drive the overall demand decline for cigarette papers. As additional countries are anticipated to adopt LIP legislation, we plan to build upon our technology position and excellent reputation in this premium application to serve our customers' increasing needs for those products, which we expect to lead to an improved margin profile in our paper business. The timing of potential regulations and implementations is unknown. In the absence of new LIP implementations during 2014, we would expect our tobacco paper volume declines to be impacted by the overall industry attrition rates.

The Company also seeks to capitalize on growth opportunities and regulatory trends requiring more sophisticated cigarettes in design and performance. As proposed tar delivery limits are implemented in China, SWM expects increased demand for reconstituted tobacco leaf, which we are strategically positioned to satisfy with our CTS joint venture in China which we expect to start operating in 2014.

The acquisition of DelStar provides an opportunity to diversify beyond the tobacco industry. We expect the Filtration segment's growth will be driven by expected demand for filtration products, with an emphasis on water filtration. We also believe that adjacencies between DelStar's filtration products and certain of SWM's legacy non-tobacco offerings will allow us to realize commercial synergy growth. We expect our global platform and operational excellence programs to help DelStar as well.

Worldwide economic uncertainty and its effects on foreign exchange volatility can be challenging for our global results. We serve tobacco industry customers and face competitive pressure on pricing and volumes worldwide due to the continued decline of cigarette consumption in western countries. We expect RTL volumes and operating profit to decline meaningfully in 2014 from 2013 levels. SWM expects to continue driving cost reductions through our operational excellence and lean manufacturing efforts as well as through restructuring actions. We expect these cost reductions to deliver value to our customers and help mitigate anticipated inflationary and competitive pressures. In addition, we are evaluating other opportunities to address ongoing imbalances of demand and supply, particularly as tobacco industry growth is occurring primarily in regions such as Asia, in an effort to continue providing competitive and high quality, value-adding solutions in growing areas. We intend to continue reviewing various internal and external growth opportunities, including potential acquisitions in our Filtration business, to diversify the Company over the long term.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act.  Forward-looking statements, include, without limitation, those regarding 2014 outlook and future performance, our Capital Allocation Strategy, mergers and acquisitions, future market trends, future RTL operating profit and volume trends, smoking attrition rates, DelStar synergies, integration, and growth prospects, capital spending, the impact of our operational excellence program, common stock repurchases, the opening and profitability of CTS (SWM’s RTL JV in China), the adoption of LIP regulations in new countries, currency rates and trends, future cash flows, benefits associated with our legal entity realignment, outcome of litigation or other disputes, purchase accounting impacts, and other statements generally identified by words such as "believe," "expect," "intend,” “potential,” "anticipate," "project," "appears," "should," "could," "may," "typically" and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of this report as well as the following factors:

•
Changes in sales or production volumes, pricing or manufacturing costs of reconstituted tobacco products and cigarette paper for lower ignition propensity cigarettes due to changing customer demands, new technologies such as e-cigarettes, or otherwise;

•	Risks associated with the implementation of our strategic growth initiatives, including diversification, and the Company’s understanding of, and entry into, new industries and technologies;

•	Changes in the source and intensity of competition in our market segments;

•	Our ability to attract and retain key personnel, due to our restructuring actions, the industry in which we operate or otherwise;

•
Weather conditions, including potential impacts, if any, from climate change, known and unknown, seasonality factors that affect the demand for virgin tobacco leaf and natural disasters or unusual weather events;

•	Higher commodity prices and lack of availability thereof, including energy, wood pulp and resins, could impact the profitability of our products;

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

•	New regulatory initiatives by the U.S. Food and Drug Administration or other regulatory agencies;

•	New reports as to the effect of smoking on human health;

•	Changes in general economic, financial and credit conditions in the U.S. and elsewhere, including the impact thereof on currency (including any weakening of the euro) and interest rates;

•	Existing and future governmental regulation and the enforcement thereof, including regulation relating to the tobacco industry and the environment;

•	The success of, and costs associated with, current or future restructuring initiatives, including the granting of any needed governmental approvals;

•
Changes in the discount rates, revenue growth, cash flow growth rates or other assumptions used by the Company in its assessment for impairment of assets and adverse economic conditions or other factors that would result in significant impairment charges;

•	The failure of one or more suppliers;

•	Risks associated with 50%-owned, non-U.S. joint ventures relating to control and decision-making, compliance, transparency and customer relations, among others;

•	A failure of any insurance company or counterparties to our currency or interest rate swaps and hedges;

•	The number, type, outcomes (by judgment or settlement) and costs of legal, regulatory or administrative proceedings;

•	Labor activities at our facilities and new regulations or changes in existing regulations and procedures by the National Labor Relations Board or other authorities;

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

•	Risks associated with our legal entity and business realignment initiatives, including changes in law, treaties, timing of execution and regulatory determinations;

•	Increased taxation on tobacco products;

•
Costs and timing of implementation of any upgrades to our information technology systems, any failure by us to comply with any privacy or data security laws or any failure by us to protect against theft of customer and corporate sensitive information; and

•	Other factors described elsewhere in this document and from time to time in documents that we file with the SEC.

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

We utilize forward and swap contracts and, to a lesser extent, option contracts to selectively hedge our exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with money center banks, insurance companies or government agencies, collectively known as counterparties. We expect to continue to apply forward currency hedging in our Brazilian and Polish operations through 2017. As of December 31, 2013, a 10% unfavorable change in the exchange rate of our functional currencies and those of our subsidiaries against the prevailing market rates of non-local currencies involving our transactional exposures would have resulted in a net pre-tax loss of approximately $3 million. These hypothetical gains or losses on foreign currency contracts and transactional exposures are defined as the difference between the contract rates and the hypothetical exchange rates. While we believe the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates could be material to our results of operations, we reduce this risk by selectively hedging our exposure when it is practical and economical to do so.

Interest Rate Risk

We hold a combination of variable-rate and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable-rate, long-term debt when it is practical and economical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. We have utilized variable-to-fixed interest rate swap agreements, typically with contractual terms no longer than 60 months. Our strategy to manage exposure to interest rate changes did not change during 2013, and we do not expect any significant changes in our exposure to interest rate changes or in how such exposure is managed in the near future. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in fair market value of fixed-rate debt due to differences between current market interest rates and the rates governing these instruments. With respect to our fixed-rate debt outstanding at December 31, 2013, a 100 basis point change in interest rates would not result in a material change in the fair market value of such debt and with respect to our variable-rate debt outstanding at December 31, 2013, a 100 basis point increase in interest rates would result in a $3.8 million decrease to our future annual pre-tax earnings.

Commodity Price Risk

We are subject to commodity price risks such as resin and wood pulp. Wood pulp is our largest single component of raw material cost. The per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. During the period from January 2011 through December 2013, the U.S. list price of northern bleached softwood kraft pulp, or NBSK, a representative pulp grade that we use, ranged from a low of $830 per metric ton in September 2012 to a high of $1,035 per metric ton in June 2011. We normally maintain approximately 30 to 60 days of inventories to support our operations. As a result, there is a lag in the impact of changes in the per ton list price of wood pulp on our cost of products sold. The per ton price of resin is volatile and and may impact the future results of our Filtration segment. Over the last five years, the cost of polypropylene has fluctuated from 35 cents per pound to 105 cents per pound.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
Net Sales	$772.8	$778.5	$788.3
Cost of products sold	520.1	519.0	545.3
Gross Profit	252.7	259.5	243.0

Selling expense	20.9	21.9	21.4
Research expense	15.3	9.9	9.2
General expense	50.3	54.6	57.4
Total nonmanufacturing expenses	86.5	86.4	88.0

Provision for losses on business tax credits	—	—	15.9
Restructuring and impairment expense	41.3	21.4	14.0
Operating Profit	124.9	151.7	125.1
Interest expense	2.9	3.3	2.3
Other income (expense), net	5.7	1.2	(2.6)
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	127.7	149.6	120.2

Provision for income taxes	53.0	49.5	32.8
Income from equity affiliates, net of income taxes	3.8	4.0	4.7
Income from Continuing Operations	78.5	104.1	92.1
(Loss) income from Discontinued Operations	(2.4)	(24.3)	0.5
Net Income	$76.1	$79.8	$92.6

Net Income (Loss) per Share - Basic:
Income per share from continuing operations	$2.51	$3.33	$2.73
(Loss) income per share from discontinued operations	(0.08)	(0.79)	0.02
Net income per share – basic	$2.43	$2.54	$2.75

Net Income (Loss) per Share – Diluted:
Income per share from continuing operations	$2.49	$3.29	$2.71
(Loss) income per share from discontinued operations	(0.07)	(0.78)	0.02
Net income per share – diluted	$2.42	$2.51	$2.73

Weighted Average Shares Outstanding:

Basic	31,056,700	30,986,200	33,230,200

Diluted	31,238,300	31,341,900	33,486,800

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	For the Years Ended December 31,
	2013	2012	2011
Net Income	$76.1	$79.8	$92.6
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	5.1	9.9	(17.6)
Less: Reclassification adjustment for realized translation adjustments	(1.1)	—	(1.0)

Unrealized (losses) gains on derivative instruments	(7.1)	(0.4)	0.6
Less: Reclassification adjustment for losses (gains) on derivative instruments included in net income	0.4	(1.4)	(5.5)

Net gain (loss) from postretirement benefit plans	8.4	(4.5)	(1.1)
Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	4.7	5.5	(1.4)
Other Comprehensive Income (Loss)	10.4	9.1	(26.0)
Comprehensive Income	$86.5	$88.9	$66.6

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$272.0	$151.2
Accounts receivable, net	107.6	95.4
Inventories	132.8	111.6
Income taxes receivable	9.9	—
Current deferred income tax benefits	10.1	13.5
Other current assets	4.7	10.3
Total Current Assets	537.1	382.0

Property, Plant and Equipment, net	393.2	401.4
Deferred Income Tax Benefits	—	10.5
Investment in Equity Affiliates	63.1	61.2
Goodwill	118.7	5.7
Intangible Assets	80.7	0.4
Other Assets	31.6	25.5
Total Assets	$1,224.4	$886.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$4.2	$4.2
Accounts payable	47.0	45.6
Income taxes payable	—	1.3
Accrued expenses	92.7	75.8
Total Current Liabilities	143.9	126.9

Long-Term Debt	381.2	151.8
Pension and Other Postretirement Benefits	28.7	41.5
Deferred Income Tax Liabilities	80.9	28.4
Other Liabilities	28.3	26.3
Total Liabilities	663.0	374.9
Stockholders’ Equity:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value per share; 100,000,000 shares authorized; 31,423,427 and 31,209,866 shares issued at December 31, 2013 and, 2012, respectively; 31,423,427 and 31,201,106 shares outstanding at December 31, 2013 and 2012, respectively	3.1	3.1
Additional paid-in-capital	43.3	41.0
Common stock in treasury, at cost, 8,760 shares at December 31, 2012	—	(0.3)
Retained earnings	520.0	483.4
Accumulated other comprehensive loss	(5.0)	(15.4)
Total Stockholders’ Equity	561.4	511.8
Total Liabilities and Stockholders’ Equity	$1,224.4	$886.7

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	37,442,948	$3.8	$208.8	1,387,142	$(24.4)	$334.5	$1.5	$524.2
Net income						92.6		92.6
Other comprehensive loss, net of tax							(26.0)	(26.0)
Dividends declared ($0.30 per share)						(10.1)		(10.1)
Restricted stock issuances, net			(13.2)	(647,120)	13.2			—
Stock-based employee compensation expense			3.8					3.8
Excess tax benefits of stock-based employee compensation			10.0					10.0
Stock issued to directors as compensation	4,276		0.1					0.1
Issuance of shares for options exercised	140,074		2.2					2.2
Purchases of treasury stock				4,480,392	(120.9)			(120.9)
Balance, December 31, 2011	37,587,298	$3.8	$211.7	5,220,414	$(132.1)	$417.0	$(24.5)	$475.9
Net income						79.8		79.8
Other comprehensive income, net of tax							9.1	9.1
Dividends declared ($0.45 per share)						(14.1)		(14.1)
Restricted stock issuances, net			(3.4)	(137,026)	3.4			—
Stock-based employee compensation expense			6.9					6.9
Excess tax benefits of stock-based employee compensation			1.4					1.4
Stock issued to directors as compensation	1,778		—					—
Issuance of shares for options exercised	176,900		2.8	—				2.8
Share reissuance and cancellation to fulfill stock split	(6,556,110)	(0.7)	(178.4)	(6,556,110)	178.4	0.7		—
Purchases of treasury stock				1,481,482	(50.0)			(50.0)
Balance, December 31, 2012	31,209,866	$3.1	$41.0	8,760	$(0.3)	$483.4	$(15.4)	$511.8
Net income						76.1		76.1
Other comprehensive loss, net of tax							10.4	10.4
Dividends declared ($1.26 per share)						(39.5)		(39.5)
Restricted stock issuances, net	226,461		(0.2)	(5,000)	0.2			—
Stock-based employee compensation expense			3.2					3.2
Excess tax benefits of stock-based employee compensation			0.5					0.5
Stock issued to directors as compensation	1,318		0.1					0.1
Issuance of shares for options exercised	33,000		0.5					0.5
Share cancellation	(47,218)		(1.8)	(47,218)	1.8			—
Purchases of treasury stock				43,458	(1.7)			(1.7)
Balance, December 31, 2013	31,423,427	$3.1	$43.3	—	$—	$520.0	$(5.0)	$561.4

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)

	For the Years Ended December 31,
	2013	2012	2011
Operations
Net income	$76.1	$79.8	$92.6
Less: (Loss) income from discontinued operations	(2.4)	(24.3)	0.5
Income from continuing operations	78.5	104.1	92.1
Non-cash items included in net income:
Depreciation and amortization	37.3	38.5	42.1
Impairment	37.2	20.2	6.8
Provision for losses on business tax credits	—	—	15.9
Amortization of deferred revenue	—	—	(6.0)
Deferred income tax provision (benefit)	17.3	13.1	(13.9)
Pension and other postretirement benefits	1.1	1.0	(6.5)
Stock-based compensation	3.2	6.9	3.8
Income from equity affiliates	(3.8)	(4.0)	(4.7)
Excess tax benefits of stock-based awards	(0.5)	(1.4)	(10.0)
Cash dividends received from equity affiliates	3.7	3.0	—
Other items	1.0	(0.1)	(3.1)
Changes in operating working capital:
Accounts receivable	4.4	14.3	(25.8)
Inventories	(1.0)	(6.1)	(5.9)
Prepaid expenses	0.1	(1.0)	0.4
Accounts payable	(1.5)	(7.0)	(3.5)
Accrued expenses	3.4	(8.1)	1.5
Accrued income taxes	(4.6)	4.7	8.2
Net changes in operating working capital	0.8	(3.2)	(25.1)
Net cash provided (used) by operating activities of:
- Continuing operations	175.8	178.1	91.4
- Discontinued operations	2.3	(3.5)	(9.9)
Cash Provided by Operations	178.1	174.6	81.5
Investing
Capital spending	(29.1)	(27.2)	(60.9)
Capitalized software costs	(0.5)	(0.9)	(1.3)
Acquisitions, net of cash acquired	(229.7)	—	—
Investment in equity affiliates	—	(21.0)	(12.2)
Other investing	5.6	(2.6)	2.3
Cash Used for Investing	(253.7)	(51.7)	(72.1)
Financing
Cash dividends paid to SWM stockholders	(39.5)	(14.1)	(10.1)
Changes in short-term debt	—	(1.9)	2.3
Proceeds from issuances of long-term debt	455.6	43.0	226.7
Payments on long-term debt	(228.1)	(31.8)	(128.5)
Purchases of common stock	(1.7)	(50.0)	(120.9)
Proceeds from exercise of stock options	0.5	2.8	2.2
Excess tax benefits of stock-based awards	0.5	1.4	10.0
Cash Provided by (Used in) Financing	187.3	(50.6)	(18.3)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	9.1	2.4	(1.9)
Increase in Cash and Cash Equivalents	120.8	74.7	(10.8)
Cash and Cash Equivalents at beginning of period	151.2	76.5	87.3
Cash and Cash Equivalents at end of period	$272.0	$151.2	$76.5

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

Nature of Business

Schweitzer-Mauduit International, Inc., or SWM or the Company, is a multinational diversified producer of premium specialty papers headquartered in the United States of America. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. We manufacture lightweight specialty papers, which are used in manufacturing ventilated cigarettes, and banded papers for the production of lower ignition propensity, or LIP, cigarettes and are the leading independent producer of RTL used in producing blended cigarettes. We also manufacture resin-based plastic netting through an extrusion process, as well as certain meltblown products and machined plastic core tubes.

Our primary products sold to the tobacco industry include cigarette, plug wrap and base tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette and reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Our non-tobacco industry products are a diverse mix of products that includes low volume, high-value engineered papers and, commodity paper grades produced to maximize our machine utilization. In December 2013, we acquired DelStar, Inc. ("DelStar"), a manufacturer of plastic netting and other resin-based products focused on the filtration and medical markets.

We conduct business in over 90 countries and operate 14 production locations worldwide, with facilities in the United States, Canada, France, Brazil, China and Poland. We also have a 50% equity interest in two joint ventures in China. The first, China Tobacco Mauduit (Jiangmen) Paper Industry Ltd., or CTM, produces cigarette and porous plug wrap papers and the second, whose facility is under construction, China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS, will produce RTL.

As used in this 2013 Annual Report on Form 10-K, unless the context indicates otherwise, references to "we," "us," "our," "SWM," "Schweitzer-Mauduit" or similar terms include Schweitzer-Mauduit International, Inc. and its consolidated subsidiaries.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and wholly-owned, majority-owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated. The Company did not have any special purpose entities during 2013, 2012 or 2011.

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

Royalty Income

Royalties from non-exclusive, third-party patent licenses are recognized when earned, including monies received at an agreement's initiation attributable to past sales. The Company recognizes up-front payments upon receipt when it has no future performance requirement or ongoing obligation arising from its agreements and the payment is for a separate earnings process. Minimum annual royalties received in advance are deferred and are recognized in the period earned. The Company recognized $11.2 million, $12.4 million and $17.0 million of royalty income during 2013, 2012 and 2011 respectively, which is included in net sales in the consolidated statements of income.

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

Foreign currency risks arise from transactions and balances denominated in non-local currencies. Gains and losses resulting from re-measurement and settlement of such transactions and balances, included in other income (expense), net, were gain of $1.3 million in 2013 and losses of $1.4 million and $1.6 million in 2012 and 2011, respectively.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Gains and losses on instruments that hedge firm commitments are deferred and included in the basis of the underlying hedged items. All other hedging gains and losses are included in period income or expense based on the period-end market price of the instrument and are included in the Company's operating cash flows. See Note 13. Derivatives, for additional information.

Cash and Cash Equivalents

The Company considers all highly liquid, unrestricted investments with remaining maturities of three months or less to be cash equivalents, including money market funds with no restrictions on withdrawals.

Business Combinations
The Company uses the acquisition method of accounting for business combinations. At the acquisition date, the Company records assets acquired and liabilities assumed at their respective fair market values. The Company estimates fair value using the exit price approach which is the price that would be received to sell an asset or paid to transfer a liability in an orderly market. An exit price is determined from a market participant's viewpoint in the principal or most advantageous market and may result in the Company valuing assets or liabilities at a fair value that is not reflective of the Company's intended use of the assets or liabilities. Any excess consideration above the estimated fair values of the net assets acquired is recognized as goodwill on the Company's Consolidated Balance Sheets. The operating results of acquired businesses are included in the Company’s results of operations beginning as of their effective acquisition dates. Acquisition costs are expensed as incurred and were $1.1 million in 2013 and were not material in 2012 or 2011.

Impairment of Long-Lived Assets, Goodwill and Intangible Assets

The Company evaluates the carrying value of long-lived assets, including property and equipment, goodwill and intangible assets when events and circumstances warrant a review. Goodwill is also tested for impairment annually during the fourth quarter. Goodwill may be evaluated using a qualitative evaluation and/or a two-step test at the reporting unit level. The first step compares the book value of the reporting unit to its fair value. If the book value of a reporting unit exceeds its fair value, we perform the second step. In the second step, we determine an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The difference between the total fair value of the reporting unit and the fair value of all the assets and liabilities other than goodwill is the implied fair value of that goodwill. Any impairment loss is measured as the excess of the book value of the goodwill over the implied fair value of that goodwill. See Note 8. Goodwill for further discussion of the Company's annual impairment test results.

We have acquired trade names that have been determined to have indefinite lives. We evaluate a number of factors to determine whether an indefinite life is appropriate, including the competitive environment, category share, business history, product life cycle and operating plans. When certain events or changes in operating conditions occur, an impairment assessment is performed and indefinite-lived trade names may be adjusted to a determinable life.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, which approximates a straight-line basis, over the estimated periods benefited. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

The carrying value of long-lived assets is reviewed to determine if events or circumstances have changed which may indicate that the assets may be impaired or the useful life may need to be changed. Upon occurrence of such a triggering event, the Company considers internal and external factors relating to each asset group, including expectation of future profitability, undiscounted cash flows and its plans with respect to the operations. If impairment is indicated, an impairment loss is measured by the amount the net carrying value of the asset exceeds its estimated fair value.

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

Capitalized Software Costs

The Company capitalizes certain purchases of software and software development costs in connection with major projects of software development for internal use. These costs are included in other assets on the consolidated balance sheets and are amortized using the straight-line method over the estimated useful life not to exceed seven years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred. Amortization of capitalized software was $4.8 million, $6.6 million and $6.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Accumulated amortization of capitalized software costs was $60.9 million and $56.1 million at December 31, 2013 and 2012, respectively.

Business Tax Credits

Business tax credits represent value added tax credits receivable and similar assets, such as Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, in Brazil. Business tax credits are generated when value-added taxes, or VAT, are paid on purchases. VAT and similar taxes are collected from customers on certain sales. In some jurisdictions, export sales do not require VAT collection. See Note 10. Other Assets for additional information.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Suspension of additional benefits for future service is considered a curtailment, and if material, necessitates a re-measurement of plan assets and PBO. As part of a re-measurement, the Company adjusts its discount rates and other actuarial assumptions, such as retirement, turnover and mortality table assumptions, as appropriate. See Note 16. Postretirement and Other Benefits for additional information.

Comprehensive Income

Comprehensive income includes net income, as well as items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented comprehensive income in the consolidated statements of comprehensive income (loss). Reclassification adjustments of derivative instruments are presented in Net Sales in the consolidated statements of income. See Note 13. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit (OPEB) liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 16. Postretirement and Other Benefits.

Components of accumulated other comprehensive loss were as follows ($ in millions):

	December 31,
	2013	2012
Accumulated pension and OPEB liability adjustments, net of income tax of $16.6 million and $23.3 million at December 31, 2013 and 2012, respectively	$(30.1)	$(43.2)
Accumulated unrealized loss on derivative instruments, net of income tax provision (benefit) of $0.3 million and $(1.5) million at December 31, 2013 and 2012, respectively	(8.1)	(1.4)
Accumulated unrealized foreign currency translation adjustments	33.2	29.2
Accumulated other comprehensive loss	$(5.0)	$(15.4)

Changes in the components of accumulated other comprehensive loss were as follows ($ in millions):

	For the Years Ended December 31,
	2013			2012			2011
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$19.8	$(6.7)	$13.1	$2.5	$(1.5)	$1.0	$(2.0)	$(0.5)	$(2.5)
Unrealized loss on derivative instruments	(4.9)	(1.8)	(6.7)	(2.7)	0.9	(1.8)	(7.5)	2.6	(4.9)
Unrealized foreign currency translation adjustments	4.0	—	4.0	9.9	—	9.9	(18.6)	—	(18.6)
Total	$18.9	$(8.5)	$10.4	$9.7	$(0.6)	$9.1	$(28.1)	$2.1	$(26.0)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

All of the Company's restricted stock grants, including those that have been earned in the case of performance-based shares and cliff-vesting grants that are not performance based, vest upon completion of a specified period of time. The fair value of each award is equal to the share price of the Company's stock on the date of the grant. This cost is recognized over the vesting period of the respective award. A summary of outstanding restricted stock awards as of December 31, 2013 and 2012 is included in Note 17, Stockholders' Equity.

Restricted Stock Plan Performance Based Shares

The Company's long-term incentive compensation program, or LTIP, for key executives includes an equity-based award component that is provided through its Restricted Stock Plan, or RSP. The objectives under the LTIP are established for multiple years at the beginning of a performance cycle and are intended to focus management on longer-term strategic goals. The Compensation Committee of the Board of Directors designates participants in the LTIP and RSP and determines the equity-based award opportunity in the form of restricted stock for each performance cycle, which is generally measured on the basis of a two or three-year performance period. Performance is measured on a cumulative basis and a portion of each performance cycle's restricted stock award opportunity may be earned annually. The restricted shares are considered issued and outstanding when the number of shares becomes fixed, after the annual performance is determined, and such awards vest at the end of the performance cycle or some predetermined period thereafter. The Company recognizes compensation expense with an offsetting credit to additional paid-in-capital over the performance period based on the fair value of the award at the date of grant, with compensation expense being adjusted cumulatively based on the number of shares expected to be earned according to the level of achievement of performance goals.

Fair Value Option

The Company has elected not to measure its financial instruments or certain commitments at fair value.

Recent Accounting Pronouncements

On January 1, 2013, the Company adopted Financial Accounting Standards Board's Accounting Standards Update (ASU) 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The ASU amends and clarifies disclosure requirements for reclassifications from Other Comprehensive Income. The revised disclosure requirements are included in Note 2. Summary of Significant Accounting Policies.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. DelStar Acquisition

On December 12, 2013, the Company completed the acquisition of DelStar, Inc., or DelStar, through a merger of SWM Acquisition Corp. II, an indirect wholly-owned subsidiary of the Company, or SWM II, with and into DelStar, pursuant to the November 18, 2013 Agreement and Plan of Merger. As a result of the merger, DelStar became a wholly-owned, indirect subsidiary of the Company. The acquisition of DelStar diversifies SWM’s global presence in advanced materials, focused in large part in filtration.

As consideration, the Company paid $231.3 million in cash using borrowings under the revolving credit facility, or Credit Agreement, see Note 12. Debt, for additional information.

As of December 31, 2013, the fair values of the assets acquired and liabilities assumed for the acquisition of DelStar are provisional because final appraisals have not yet been completed. The cash paid for DelStar and the preliminary fair values of the assets acquired and liabilities assumed as of the December 12, 2013 acquisition date are as follows ($ in millions):

Fair value as of December 12, 2013
Cash and cash equivalents	$1.6
Accounts receivable	17.3
Inventory	21.2
Income taxes receivable	5.7
Deferred income tax benefits	1.5
Other current assets	0.8
Property, plant and equipment	41.5
Other noncurrent assets	0.7
Identifiable intangible assets	80.9
Total Assets	171.2

Accounts payable	4.8
Accrued expenses	6.7
Deferred income tax liabilities	40.4
Other liabilities	0.7

Net assets acquired	118.6

Goodwill	112.7

Cash paid	$231.3

The Company used the income, market, or cost approach (or a combination thereof) for the preliminary valuation as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions. Market participants are considered to be buyers and sellers in the principal or most advantageous market for the asset or liability. For certain items, the carrying amount was determined to be a reasonable approximation of fair value based on information available to SWM management. The fair value of receivables acquired from DelStar on December 12, 2013 was $17.3 million, with gross contractual amounts receivable of $17.6 million. Acquired inventories and property, plant and equipment were recorded at their preliminary fair values. Acquired intangible assets are primarily trade names, customer relationships and developed technology.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Properties acquired included a number of manufacturing and related facilities, land and leased sites that include leasehold improvements, and machinery and equipment for use in manufacturing operations. Management valued properties using the cost approach supported where available by observable market data which included consideration of obsolescence.

Intangible assets acquired included a number of trade names that are both business-to-business and business-to-consumer. Also acquired was technology related to products subject to a number of existing patents and trade know-how. In addition to these intangible assets, the Company acquired a number of customer relationships in water filtration, industrial filtration and healthcare industries. Management valued intangible assets using the relief from royalty and multi-period excess earnings methods, both forms of the income approach supported by observable market data for peer companies. The following table shows the preliminary fair values assigned to intangible assets ($ in millions):

	Preliminary Fair Value as of December 12, 2013	Weighted-Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships	$45.3	23
Developed Technology	13.8	12.8
Indefinite-lived intangible assets:
Trade names	21.8	Indefinite
Total	$80.9	21

In connection with the acquisition, the Company recorded goodwill, which represents the excess of the consideration transferred over the estimated preliminary fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to DelStar's revenue growth from combining the SWM and DelStar business and workforce as well as the benefits of access to different markets and customers. Goodwill from the DelStar acquisition will be assigned to its own reportable segment Filtration. None of the goodwill is expected to be deductible for tax purposes.

The goodwill was determined on the basis of the provisional fair values of the assets and liabilities identified as of the acquisition date. It may be adjusted, within a period of no more than 12 months from the acquisition date, if the provisional fair values change as a result of circumstances existing at the acquisition date. Such fair value adjustments may arise in respect to property, plant and equipment, intangible assets and inventories, upon completion of the necessary valuations and physical verifications of such assets. The amount of provisions may also be adjusted as a result of ongoing procedures to identify and measure liabilities and contingent liabilities, including tax, environmental risks and litigation. The amount of deferred taxes may also be adjusted during the measurement period.

In 2013, the Company recognized $1.1 million in direct and indirect acquisition-related costs and $2.0 million in financing costs related to the acquisition. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General Expense line item in the Consolidated Statements of Income. Financing costs related to expanding the Credit Agreement have been capitalized and will be amortized in Interest Expense over the life of the Credit Agreement.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of DelStar's Net Sales and Income from Continuing Operations included in the Company's Consolidated Statements of Income for the year ended December 31, 2013, and the unaudited pro forma Net Sales and Income from Continuing Operations of the combined entity had the acquisition date been January 1, 2012 are as follows ($ in millions):

	Net Sales	(Loss) Income from Continuing Operations
Actual from December 13, 2013 - December 31, 2013	$4.2	$(0.1)

2013 Supplemental Pro Forma from January 1, 2013 - December 31, 2013	$886.0	$84.3

2012 Supplemental Pro Forma from January 1, 2012 - December 31, 2012	$889.0	$105.2

The 2013 Supplemental Pro Forma Income from Continuing Operations was adjusted to exclude $1.1 million of acquisition-related costs incurred in 2013 and $0.9 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventory. The 2012 Supplemental Pro Forma Income from Continuing Operations was adjusted to include $1.1 million of acquisition-related costs incurred in 2013 and $4.2 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventory.

For the year ended December 31, 2013, Income from Continuing Operations included $0.9 million of additional costs of acquired inventories and $1.1 million in charges primarily associated with the acquisition and integration of DelStar. The unaudited pro forma financial results for the years ended December 31, 2013 and 2012 combine the consolidated results of SWM and DelStar giving effect to the acquisition of DelStar as if it had been completed on January 1, 2012, the beginning of the comparable prior annual reporting period presented. The unaudited pro forma financial results do not include any anticipated synergies or other expected benefits of the acquisition. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2012.

The unaudited pro forma financial results include certain adjustments for depreciation and amortization expense based upon the fair value step-up and estimated useful lives of DelStar depreciable fixed assets and definite-life amortizable assets acquired in the transaction. The unaudited pro forma results also include adjustments to net interest expense historically recorded by DelStar based upon the retirement of DelStar’s debt and issuance of additional debt related to the transaction. The provision for income taxes from continuing operations has also been adjusted for all periods, based upon the foregoing adjustments to historical results, as well as the elimination of historical net changes in valuation allowances against certain deferred tax assets of DelStar.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Discontinued Operations

The Company's former paper mill in Medan, Indonesia, closed paper mill in San Pedro, Philippines and closed finished tipping mill in Malaucène, France have been reported as discontinued operations. The sale of the Indonesia mill was finalized in the second quarter of 2013 and a $1.6 million non-cash loss was recorded in discontinued operations. The sale of the Philippines mill was finalized in the fourth quarter of 2013 and resulted in a gain of $1.6 million. For all periods presented, results of these mills have been removed from each individual line within the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of discontinued operations.

In the consolidated balance sheets, the assets and liabilities of the Indonesia mill were classified as Held-for-Sale as of December 31, 2012 and therefore, except for cash and cash equivalents, assets and liabilities of the Indonesian mill have been included in other current assets and accrued expenses, respectively, since December 31, 2012. Property, plant and equipment, net, of the Philippines mill was classified as Held-for-Sale and has been included in other current assets since March 31, 2013. Prior year balances have not been reclassified in the consolidated balance sheets.

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

Included in Other Assets and Accrued Expenses within the condensed consolidated balance sheet were the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	December 31, 2013	December 31, 2012
Assets of discontinued operations:
Current assets	$2.0	$7.7
Noncurrent deferred income tax benefits	—	0.8
Other assets	3.1	0.2

Liabilities of discontinued operations:
Current liabilities	0.6	2.1

Summary financial results of discontinued operations were as follows ($ in millions):

	For the Years Ended December 31,
	2013	2012	2011
Net sales	$7.1	$24.8	$27.9
Restructuring and impairment expense	1.4	14.0	1.5
Gain on disposal	—	—	5.7
Loss from discontinued operations before income taxes	(2.6)	(23.2)	(2.6)
Income tax benefit (provision)	0.2	(1.1)	3.1
(Loss) income from discontinued operations	(2.4)	(24.3)	0.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Accounts Receivable

Accounts receivable are summarized as follows ($ in millions):

	December 31,
	2013	2012
Trade receivables	$78.0	$70.6
Business tax credits, including VAT	5.4	5.6
Hedge contracts receivable	—	0.4
Other receivables	24.6	19.4
Less allowance for doubtful accounts and sales discounts	(0.4)	(0.6)
Total accounts receivable	$107.6	$95.4

Note 6. Inventories

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

	December 31,
	2013	2012
Raw materials	$39.2	$31.5
Work in process	24.4	23.4
Finished goods	50.9	36.8
Supplies and other	18.3	19.9
Total	$132.8	$111.6

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Property, Plant and Equipment

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

Property, plant and equipment (and related depreciable lives) consisted of the following ($ in millions):

	December 31,
	2013	2012
Land and improvements	$21.2	$27.5
Buildings and improvements (20 to 40 years or remaining life of relevant lease)	135.1	131.3
Machinery and equipment (5 to 20 years)	564.9	674.6
Construction in progress	53.7	81.5
Gross Property, Plant and Equipment	774.9	914.9
Less: Accumulated Depreciation	381.7	513.5
Property, Plant and Equipment, net	$393.2	$401.4

Depreciation expense was $31.1 million, $30.8 million and $33.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 8. Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter. The annual tests during the fourth quarters of 2013, 2012 and 2011 resulted in no impairment. The Company has two reporting units with goodwill - Reconstituted Tobacco and Filtration - which are also reportable segments. The Paper segment has no remaining goodwill after $2.7 million in accumulated impairment losses.

The changes in the carrying amount of goodwill for each segment were as follows ($ in millions):

	Reconstituted Tobacco	Filtration	Total
Goodwill as of December 31, 2012	$5.7	$—	$5.7

Goodwill acquired during the year	—	112.7	112.7
Foreign currency translation adjustments	0.3	—	0.3

Goodwill as of December 31, 2013	$6.0	$112.7	$118.7

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Amortized intangible assets
Customer-related intangibles (Reconstituted Tobacco)	$10.0	$10.0	$—	$10.0	$9.6	$0.4
Customer Relationships (Filtration)	45.3	0.1	45.2	—	—	—
Developed Technology (Filtration)	13.8	0.1	13.7	—	—	—
Total	$69.1	$10.2	$58.9	$10.0	$9.6	$0.4

Unamortized intangible assets (Filtration)
Trade names	$21.8			$—
 *  Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $0.6 million, $1.1 million and $1.6 million and for the years ended December 31, 2013, 2012 and 2011, respectively. Finite-lived intangibles in the Filtration segment are expensed using the straight-line amortization method. The following table shows the estimated aggregate amortization expense for the next five years ($ in millions):

Estimated Amortization Expense
For the year ended December 31, 2014	$3.1
For the year ended December 31, 2015	3.1
For the year ended December 31, 2016	3.1
For the year ended December 31, 2017	3.1
For the year ended December 31, 2018	3.1

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Other Assets

Other assets consisted of the following ($ in millions):

	December 31,
	2013	2012
Capitalized software costs, net of accumulated amortization	$7.0	$11.4
Business tax credits, including VAT and ICMS (net of $13.8 million and $17.8 million reserve as of December 31, 2013 and 2012, respectively)	3.1	3.9
Grantor trust assets	10.0	7.6
Net pension assets	4.4	—
Other assets	7.1	2.6
Total	$31.6	$25.5

The Company's ICMS credits in Brazil are fully reserved. These credits do not expire. The Company is still pursuing other actions to utilize the credits. Charges and credits associated with normal ongoing activity are included in Cost of Products Sold in the Consolidated Statements of Income. Future material changes as a result of new legislation or a change in our operations will be reported separately.

Grantor trust assets consist primarily of cash surrender values in Company-owned life insurance policies held by a trust to be used for the eventual payment of employee deferred compensation. These assets are restricted from Company use until all obligations are satisfied.

Note 11. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $41.3 million, $21.4 million and $14.0 million in the years ended December 31, 2013, 2012 and 2011, respectively.

In the Paper segment, restructuring and impairment expenses were $2.4 million, $17.9 million and $9.4 million during the years ended December 31, 2013, 2012 and 2011, respectively. During 2013, restructuring and impairment expenses primarily included $1.6 million related to severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions and terminating a third-party printing agreement in Europe. During 2012, expenses for the Paper segment were primarily related to the Company's amendment of a supply agreement with Philip Morris-USA, a subsidiary of Altria Group Inc. The amended agreement eliminated the Company's contractual commitment to stand ready to produce commercial quantities of banded cigarette paper even in the absence of firm orders. The Company considered these new terms to be a triggering event requiring evaluation of the recoverability of our Spotswood mill's banded cigarette paper production assets. Based on this analysis, which reflected management's assessment of the most likely future utilization of the mill, the Company in 2012 recorded a $16.9 million impairment charge to reduce the carrying value of these assets to their fair value.

The Reconstituted Tobacco segment restructuring and impairment expenses were $38.6 million, $4.1 million and $4.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company recorded $37.2 million, $3.1 million, and $3.4 million of impairment expenses related to the Company's RTL facility in the Philippines. In January 2011, the Company learned of decreased RTL needs of a major customer and suspended construction of the RTL facility. The Company conducted an impairment analysis at each reporting period on the mothballed assets. At the end of 2013, the Company's estimates of near-term, cyclical RTL demand decreased such that cash flows from the potential restart of the facility were weighted less in management's assessment of the most likely future operation of the site. The 2013 charge reduces the carrying value of these assets, primarily construction-in-progress, to their fair value of $31.5 million.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of the RTL Philippines facility and the Spotswood, New Jersey mill was determined by using management's estimates of market participants' discounted future cash flows and independent appraisals of certain assets, both which are considered significant unobservable inputs, or Level 3 inputs. Management used significant judgment to develop assumptions, including forecasted sales volumes, allocation of certain overhead costs attributable to the Spotswood mill and weighted average cost of capital, based on historical and projected operational performance.

Remaining restructuring expense for the Reconstituted Tobacco segment for the years ended December 31, 2013, 2012 and 2011 related to severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions.

Restructuring liabilities were classified within Accrued expenses in each of the consolidated balance sheets as of December 31, 2013 and 2012. Changes in the restructuring liabilities, substantially all of which are employee-related, are summarized as follows ($ in millions):

	2013	2012
Balance at beginning of year	$3.4	$7.3
Accruals for announced programs	3.9	2.6
Cash payments	(2.7)	(6.4)
Exchange rate impacts	0.1	(0.1)
Balance at end of period	$4.7	$3.4

Note 12. Debt

Total debt is summarized in the following table ($ in millions):

	December 31, 2013	December 31, 2012
Revolving Credit Agreement	$367.7	$139.1
French Employee Profit Sharing	15.8	14.7
Bank Overdrafts	1.7	2.0
Other	0.2	0.2
Total Debt	385.4	156.0
Less: Current debt	(4.2)	(4.2)
Long-Term Debt	$381.2	$151.8

Credit Agreement

In December 2013, the Company amended and restated its unsecured revolving credit facility, or Credit Agreement. The five-year revolving Credit Agreement provides for borrowing capacity of $500.0 million in either U.S. Dollars or a $300.0 million equivalent sublimit in euros with an option to increase borrowing capacity by $200 million. The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.00 and (b) minimum interest coverage ratio of 3.50. The Company was in compliance with all of its covenants under the Credit Agreement at December 31, 2013.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Credit Agreement, interest rates are based on the London Interbank Offered Rate plus an applicable margin that varies from 1.25% to 2.00% depending on the Net Debt to EBITDA Ratio, as defined in the Credit Agreement.  The Company will incur commitment fees at an annual rate of 0.20% to 0.30% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to EBITDA Ratio. As of December 31, 2013, the applicable interest rate on Credit Agreement borrowings was 1.44% on US Dollar borrowings. No euro borrowings were outstanding at December 31, 2013.

French Employee Profit Sharing

At both December 31, 2013 and 2012, long-term debt other than the Credit Agreement primarily consisted of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended to be invested in a financial institution or with their respective employer. To the extent that funds are invested with the Company, these amounts bear interest at 2.43% and 3.15% at December 31, 2013 and 2012, respectively, and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

Bank Overdrafts and Other

The Company also had bank overdraft facilities of $46.3 million and $45.5 million, at December 31, 2013 and 2012, respectively, of which $1.7 million and $2.0 million were outstanding at December 31, 2013 and 2012, respectively, and reported as current debt on the consolidated balance sheet. Interest is incurred on outstanding amounts at market rates and was 0.74% and 1.44%, respectively, at December 31, 2013 and 2012. No commitment fees are paid on the unused portion of these facilities.

Other debt consists of non-interest bearing debt with deferred capital repayment from governmental and commercial institutions primarily related to environmental capital improvements.

Interest Expense and Rate Swap Agreement

The Company capitalized $1.5 million of interest expense in the year ended December 31, 2011, due to construction of our RTL facility in the Philippines.

The Company maintained a forward interest rate swap agreement on a portion of its long-term debt as of December 31, 2013 that will fix the LIBOR rate on $50.0 million of the Company’s variable-rate long-term debt as of October 2014 at the October 2014 LIBOR rate plus a credit spread through the end of October 2018. At December 31, 2012, there were no outstanding interest rate swap agreements on the Company's debt. The impact of swap agreements on the consolidated financial statements was not material for the years ended December 31, 2013 and 2012. See Note 13. Derivatives for more information.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal Repayments

Under the Credit Agreement, the Company selects an “interest period” for each of its borrowings. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company expects to continue to file notices of continuation related to its borrowings outstanding at December 31, 2013 such that those amounts are not expected to be repaid prior to the December 2018 expiration of the Credit Agreement. Following are the expected maturities for the Company's debt obligations as of December 31, 2013 ($ in millions):

2014	$4.2
2015	3.0
2016	3.3
2017	3.2
2018	371.7
Thereafter	—
Total	$385.4

Fair Value of Debt

At December 31, 2013 and 2012, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts since the interest rates were variable and based on current market indices.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Derivatives

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

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. Changes in the fair value of interest rate contracts considered cash flow hedges are reported as a component of other comprehensive income (loss) and reclassified into earnings when the forecasted transaction affects earnings.

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2013 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$—	Accrued Expenses	$6.5
Foreign exchange contracts	Other Assets	—	Other Liabilities	2.1
Interest rate contracts	Other Assets	0.5	Other Liabilities	—
Total derivatives designated as hedges		$0.5		$8.6

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the effect derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Loss (Gain) Recognized in AOCI on Derivatives, Net of Tax for the Year Ended December 31,			Location of Reclassification	(Loss) Gain Reclassified from AOCI
	2013	2012	2011		2013	2012	2011
Foreign exchange contracts	$(7.0)	$(1.8)	$(4.9)	Net Sales	$(0.4)	$1.4	$5.5
Interest rate contracts	0.3	—		Interest Expense	—	—	—
Total	$(6.7)	$(1.8)	$(4.9)	Total	$(0.4)	$1.4	$5.5

The Company's designated derivative instruments are perfectly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the years ended December 31, 2013, 2012 or 2011.

The following table provides the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of Gain / (Loss) Recognized in Other Income / Expense
	2013	2012	2011
Interest rate contracts	$—	$(0.1)	$0.5
Foreign exchange contracts	(0.1)	(1.0)	2.6
Total	$(0.1)	$(1.1)	$3.1

Note 14. Accrued Expenses

Accrued expenses consisted of the following ($ in millions):

	December 31,
	2013	2012
Accrued salaries, wages and employee benefits	$49.0	$43.5
Other accrued expenses	43.7	32.3
Total	$92.7	$75.8

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Income Taxes

An analysis of the provision (benefit) for income taxes from continuing operations follows ($ in millions):

	For the Years Ended December 31,
	2013	2012	2011
Current income taxes:
U.S. Federal	$13.6	$16.2	$12.8
U.S. State	0.9	1.5	1.1
Foreign	21.2	18.7	32.8
	35.7	36.4	46.7
Deferred income taxes:
U.S. Federal	(0.2)	(4.6)	4.6
U.S. State	—	(0.4)	0.4
Foreign	17.5	18.1	(18.9)
	17.3	13.1	(13.9)
Total	$53.0	$49.5	$32.8

Income from continuing operations before income taxes and income from equity affiliates included income of $70.0 million in 2013, $104.4 million in 2012, and $52.6 million in 2011 from operations outside the United States.

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision for income taxes is as follows ($ in millions):

	For the Years Ended December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$44.7	35.0%	$52.4	35.0%	$42.1	35.0%
Foreign income tax rate differential	8.2	6.4	(1.4)	(2.1)	(0.3)	(0.2)
Tax benefits of foreign legal structure	(0.9)	(0.7)	(1.1)	(0.7)	(2.2)	(1.8)
Foreign tax incentives	—	—	—	—	(12.7)	(10.6)
Adjustments to valuation allowances	1.2	0.9	—	—	5.9	4.9
French business tax classified as income tax	2.2	1.7	2.4	1.6	2.6	2.2
Other foreign taxes, net	(0.5)	(0.4)	(0.8)	0.7	(2.3)	(1.9)
Other, net	(1.9)	(1.4)	(2.0)	(1.4)	(0.3)	(0.3)
Provision for income taxes	$53.0	41.5%	$49.5	33.1%	$32.8	27.3%

Foreign income tax rate differential includes the effect of not recognizing the tax benefits of a tax holiday at the RTL Philippines facility attributable to asset impairment charges realized of $13.4 million, $2.0 million and $2.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. The RTL Philippines tax holiday expired on December 31, 2013. The effect of not recognizing a tax benefit due to the tax holiday on net income per share (diluted) was $0.43, $0.06 and $0.07 for 2013, 2012 and 2011, respectively. Tax benefits of foreign legal structure result from net foreign tax deductions from the restructuring of the Company's foreign operations in 2003. In 2011, foreign tax incentives include a net $12.7 million deferred tax benefit primarily related to recording a deferred tax asset for tax credits granted in Poland based on investment in a special economic zone. During 2013, the Company increased its valuation allowances by $1.1 million primarily attributed to partially reserving the net deferred tax assets in Poland

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

due to an expected change in tax status for that entity in early 2014. In 2011 the Company recorded a $5.9 million valuation allowance to fully reserve the net deferred tax assets in Brazil.

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

Deferred income tax assets (liabilities) were comprised of the following ($ in millions):

	December 31,
Current deferred income tax assets attributable to:	2013	2012
Inventories	$(1.0)	$0.6
Postretirement and other employee benefits	1.9	2.1
Other accrued liabilities	6.0	4.7
Valuation allowances	(3.0)	(1.3)
Foreign tax incentives	2.3	7.7
Other	3.9	(0.3)
Net current deferred income tax assets	$10.1	$13.5
Noncurrent deferred income tax assets attributable to:
Operating loss carryforwards	$8.8	$19.2
Tax credit carryforwards	—	1.0
Postretirement and other employee benefits	—	9.9
Accumulated depreciation and amortization	—	(12.2)
Valuation allowances	(9.8)	(18.7)
Other	1.0	11.3
Net noncurrent deferred income tax assets	$—	$10.5
Noncurrent deferred income tax liabilities attributable to:
Accumulated depreciation and amortization	$(74.3)	$(51.4)
Operating loss carryforwards	14.3	18.6
Valuation allowance	(7.5)	—
Postretirement and other employee benefits	13.1	5.4
Basis difference of acquired intangible assets	(29.9)	—
Other	3.4	(1.0)
Net noncurrent deferred income tax liabilities	$(80.9)	$(28.4)

The net noncurrent deferred income tax assets relate to the U.S. tax jurisdiction and the net noncurrent deferred income tax liabilities relate to the U.S, China, France, Brazil, Poland and Canada tax jurisdictions. Net deferred tax assets in Brazil, the Philippines and Spain tax jurisdictions are fully reserved by valuation allowances. Total deferred income tax assets were $43.1 million and $74.7 million at December 31, 2013 and 2012, respectively. Total deferred income tax liabilities were $113.9 million and $79.1 million at December 31, 2013 and 2012, respectively.

The net operating loss carryforward balances, or NOLs, were primarily generated due to operating losses incurred in Brazil and as a result of lower operating earnings together with substantial restructuring expenses incurred in Brazil and France. Also, NOLs have been generated since 2003 by the SMH tax group in France and by SM-Spain since its formation in 1997.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 the Company had approximately $68.8 million of operating loss carryforwards available to reduce future taxable income. Under current tax laws, remaining NOLs in France and Brazil carry forward indefinitely, NOLs in Spain expire 15 years subsequent to the year generated, and NOLs in the Philippines expire 3 years subsequent to year generated. NOLs of approximately $12.3 million will expire from 2015 to 2026 in Spain and $14.9 million will expire in 2014 and 2015 in the Philippines if not utilized against taxable income. The remaining $17.2 million and $24.4 million of NOLs are related to France and Brazil, respectively, and have no expiration date.

The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards for certain entities. The valuation allowance on deferred tax assets associated with NOLs in Spain totaled $4.3 million as of December 31, 2013, fully reserving the related deferred tax asset. The valuation allowances in Brazil and the Philippines totaled $8.7 million and $5.5 million, respectively, fully reserving the net deferred tax asset balances. The Company's assumptions, judgments and estimates relative to the valuation of these net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount and category of future taxable income and tax planning strategies. Actual future operating results and the underlying amount and category of income in future periods could differ from the Company's current assumptions, judgments and estimates. Tax planning strategies have been implemented in France and the Company believes that deferred tax assets associated with the NOLs in France are fully realizable. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets.

The Company was granted certain tax incentives in Poland for investment in a special economic zone. These incentives are in the form of credits granted in 2011 that will offset future qualified taxable income. Based on granted incentives, commitments achieved, including maintaining certain employment levels, and qualified investment through December 31, 2013, the Company has a $2.3 million net deferred tax asset at December 31, 2013, net of amounts utilized in 2013, 2012 and 2011. At December 31, 2013, the net deferred tax assets in Poland were partially reserved with a valuation allowance of $1.1 million due to an expected change in our Polish entity's taxable status in early 2014.

In addition to its NOLs and incentive tax credits, the Company has certain U.S. state credits, primarily for investments in long-lived assets in those states at December 31, 2013. Estimated various U.S. state credits totaled $0.7 million as of December 31, 2013, of which the Company has estimated that none of these credits will be realized prior to their expiration and thus have a valuation allowance of $0.7 million at December 31, 2013. The Company expects to fully realize foreign tax credits of $1.1 million at December 31, 2013.

The following table summarizes the activity related to the Company's unrecognized tax benefits related to income taxes ($ in millions):

December 31, 2013
Uncertain tax position balance at beginning of year	$1.8
Increases related to current year tax positions	—
Uncertain tax position balance at end of year	$1.8

All unrecognized tax positions would impact the Company's effective tax rate if recognized. The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement. There were no material income tax penalties or interest accrued during the years ended December 31, 2013, 2012 or 2011.

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2010.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Postretirement and Other Benefits

North American Pension and Postretirement Healthcare and Life Insurance Benefits

The U.S. operations have defined benefit retirement plans that cover certain full-time employees. Retirement benefits are based on either a cash balance benefit formula or a final average pay formula for certain employees who were “grandfathered” and retained retirement benefits under the terms of the plan prior to its amendment to include a cash balance benefit formula. Benefits related to the U.S. defined benefit and pension plan are frozen for all employees.

The U.S. operations also have unfunded healthcare and life insurance benefit plans, or OPEB plans, which cover certain of its retirees through age 65. Some employees who retained benefits under the terms of the Company's plans prior to certain past amendments receive retiree healthcare coverage at rates subsidized by the Company. For other eligible employees, retiree healthcare coverage access is offered at full cost to the retiree. The postretirement healthcare plans include a limit on the Company's share of costs for current and future retirees. The U.S. operations' retiree life insurance plans are noncontributory. The Company's Canadian postretirement benefits liability is immaterial and therefore is not included in these disclosures.

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

U.S. and French Pension and U.S. Other Postretirement Benefit Disclosures

The U.S. pension and OPEB plans and French pension plans accounted for the majority of the Company's total plan assets and total ABO at December 31, 2013 for the Company and all of its consolidated subsidiaries.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses a measurement date of December 31 for its pension plans in the United States and France and other postretirement healthcare and life insurance benefit plans in the United States. The funded status of these plans as of December 31, 2013 and 2012 was as follows ($ in millions):

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2013	2012	2013	2012	2013	2012
Change in Projected Benefit Obligation, or PBO:
PBO at beginning of year	$132.6	$128.1	$33.6	$26.8	$5.4	$11.8
Service cost	—	—	1.3	0.9	0.1	0.1
Interest cost	5.1	5.5	0.8	1.0	0.1	0.4
Actuarial (gain) loss	(8.8)	6.6	2.6	7.1	(0.7)	—
Participant contributions	—	—	—	—	0.3	1.1
Plan amendment	—	—	—	—	(1.7)	(6.4)
Gross benefits paid	(7.3)	(7.6)	(2.0)	(2.8)	(0.7)	(1.6)
Currency translation effect	—	—	1.4	0.6	—	—
PBO at end of year	$121.6	$132.6	$37.7	$33.6	$2.8	$5.4
Change in Plan Assets:
Fair value of plan assets at beginning of year	120.4	108.6	13.4	15.5	—	—
Actual return on plan assets	12.2	15.3	(0.4)	—	—	—
Employer contributions	0.7	4.1	0.8	0.4	0.4	0.5
Participant contributions	—	—	—	—	0.3	1.1
Gross benefits paid	(7.3)	(7.6)	(2.0)	(2.8)	(0.7)	(1.6)
Currency translation effect	—	—	0.5	0.3	—	—
Fair value of plan assets at end of year	$126.0	$120.4	$12.3	$13.4	$—	$—
Funded status at end of year	$4.4	$(12.2)	$(25.4)	$(20.2)	$(2.8)	$(5.4)

The PBO and Accumulated Benefit Obligations (ABO) exceeded the fair value of pension plan assets for the Company's French defined benefit pension plans as of December 31, 2013 and 2012 and U.S. defined benefit plan as of December 31, 2012 as follows ($ in millions):

	United States		France
	2013	2012	2013	2012
PBO	$121.6	$132.6	$37.7	$33.6
ABO	121.6	132.6	31.2	22.2
Fair value of plan assets	126.0	120.4	12.3	13.4

As of December 31, 2013, the pre-tax amounts in accumulated other comprehensive income that have not been recognized as components of net periodic benefit cost for the U.S. and French pension plans and other postretirement benefit plans in the United States are as follows ($ in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Accumulated loss	$36.6	$16.8	$1.3
Prior service credit	—	(5.4)	(3.8)
Accumulated other comprehensive loss (income)	$36.6	$11.4	$(2.5)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts in accumulated other comprehensive loss at December 31, 2013, which are expected to be recognized as components of U.S. and French net periodic benefit cost in 2014 are as follows ($ in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Amortization of accumulated loss	$(4.4)	$(1.4)	$(0.1)
Amortization of prior service credit	—	0.4	0.7
Total	$(4.4)	$(1.0)	$0.6

Actuarial assumptions are used to determine the Company's benefit obligations. The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle pension obligations. The discount rate fluctuates from year to year based on current market interest rates for high-quality, fixed-income investments. The Company also evaluates the expected average duration of its pension obligations in determining its discount rate. An assumed long-term rate of compensation increase is also used to determine the PBO. The weighted average assumptions used to determine benefit obligations as of December 31, 2013 and 2012 were as follows:

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2013	2012	2013	2012	2013	2012
Discount rate	4.78%	4.00%	2.38%	2.35%	4.30%	3.25%
Rate of compensation increase	—%	—%	2.50%	2.50%	3.50%	3.50%

The U.S. postretirement healthcare plan provides for benefits to be limited to a cost ceiling which has already been reached. Therefore, no increases in the health care cost trend rates are included in the measurement of the plan's benefit obligation.

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the years ended December 31, 2013, 2012 and 2011 were as follows ($ in millions):

	U.S. Pension Benefits			French Pension Benefits			U.S. OPEB Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$—	$—	$—	$1.3	$0.9	$0.9	$0.1	$0.1	$0.1
Interest cost	5.1	5.5	6.0	0.8	1.0	1.1	0.1	0.4	0.6
Expected return on plan assets	(7.1)	(7.6)	(7.7)	(0.4)	(0.6)	(0.6)	—	—	—
Amortizations and other	6.7	5.9	4.5	0.5	0.4	(3.1)	(0.7)	(0.3)	—
Curtailment benefit	—	—	—	—		—	(3.2)	—	—
Net periodic benefit cost	$4.7	$3.8	$2.8	$2.2	$1.7	$(1.7)	$(3.7)	$0.2	$0.7

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Pension Benefits						OPEB Benefits
	United States			France			United States
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	4.00%	4.50%	5.25%	2.38%	4.40%	4.10%	3.25%	4.50%	5.25%
Expected long-term rate of return on plan assets	6.50%	7.00%	7.25%	3.25%	3.25%	4.00%	—	—	—
Rate of compensation increase	—	—	—%	2.50%	2.50%	2.50%	3.50%	3.50%	3.50%

The Company's investment strategy with respect to its U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure the plans' fiscal health. The target asset allocation varies based on the funded status of the plan in an effort to match the duration of the plan's liabilities to investments in long duration fixed income assets over time. The Company's investment strategy with respect to its French pension plan assets is to invest plan assets at a low level of risk. The primary goal of the Company's pension plans is to maintain the highest probability of assuring future benefit payments to participants while providing growth of capital in real terms. To achieve this goal, the investment philosophy is to protect plan assets from large investment losses, particularly over time, while growing the assets as fast as prudently possible. While there cannot be complete assurance that the objectives will be realized, the Company believes that the likelihood of realizing the objectives are reasonable based upon this investment philosophy. The Company has an investment committee that meets formally on a periodic basis to review the portfolio returns and to determine asset mix targets. The U.S. and French pension plans' asset target allocations by asset category for 2014 and actual allocations by asset category at December 31, 2013 and 2012 were as follows:

	United States			France
	2014 Target	2013	2012	2014 Target	2013	2012
Asset Category
Cash and cash equivalents	—%	3%	1%	5%	25%	23%
Equity securities*
Domestic Large Cap	25	25	25	25	19	20
Domestic Small Cap	10	8	7
International	15	12	10
Fixed income securities	40	47	52	65	55	54
Alternative investments**	10	5	5	5	1	3
Total	100%	100%	100%	100%	100%	100%

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth by level, within the fair value hierarchy, the U.S. and French pension plans' assets at fair value as of December 31, 2013 ($ in millions):

	United States				France
Plan Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2
Cash equivalents	$3.6	$3.6	$—	$—	$3.1	$3.1	$—
Equity securities
Domestic Large Cap	31.1	31.1	—	—	2.3	2.3	—
Domestic Small Cap	10.1	10.1	—	—
International	15.2	10.0	5.2	—
Fixed income securities	59.6	59.6	—	—	6.8	—	6.8
Alternative investments*	6.4	—	—	6.4	0.1	—	0.1
Total	$126.0	$114.4	$5.2	$6.4	$12.3	$5.4	$6.9

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

*Alternative investments include ownership interests in shares of registered investment companies.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Values for Level 3 assets may be determined through appraisals and models for illiquid assets. The following table shows the changes in Level 3 asset values ($ in millions):

U.S. Level 3 Asset Reconciliation	Alternative Investments Total
Beginning balance, January 1, 2012	$8.0
Realized and unrealized gains	0.5
Purchases	0.5
Sales	(3.0)
Ending balance, December 31, 2012	6.0
Realized and unrealized gains	0.6
Purchases	—
Sales	(0.2)
Ending balance, December 31, 2013	$6.4

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

	United States		France
	Pension Benefits	Healthcare and Life Insurance Benefits	Pension Benefits
2014	$8.0	$0.5	$1.5
2015	8.0	0.5	1.6
2016	8.1	0.3	2.2
2017	8.1	0.3	4.4
2018	8.4	0.2	1.3
2019 - 2023	42.2	0.7	9.9

The Company is not required to contribute during 2014 to its U.S. and French pension plans; although, it may make discretionary contributions dependent on market conditions to remain aligned with its investment policy statement.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Foreign Pension Benefits

In Brazil and Poland, employees are covered under government-administered programs. In Poland and Canada, the employee pension benefits are not significant and therefore are not included in the above disclosures.

Other Benefits

We sponsor a qualified defined contribution plan covering substantially all U.S. employees. Under the plan, the Company matches a portion of employee contributions. The Company's cost under the plan was $1.8 million, $1.7 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company provides U.S. executives, certain other key personnel and its directors the opportunity to participate in deferred compensation plans. Participating employees can elect to defer a portion of their salaries and certain other compensation. Participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as deferred stock unit credits. The Company's liability balance under these deferred compensation plans totaled $13.4 million and $9.9 million at December 31, 2013 and 2012, respectively, which were included in the consolidated balance sheet in other liabilities. In connection with these plans, the Company has a grantor trust into which it has contributed funds toward its future obligations under the various plans (See Note 10, Other Assets). The balance of grantor trust assets totaled $10.0 million and $7.6 million at December 31, 2013 and 2012, respectively, which were included in other assets in the consolidated balance sheets. These assets are restricted from Company use until all obligations are satisfied.

In accordance with French law, certain salaried employees in France may accumulate unused regular vacation and supplemental hours of paid leave that can be credited to an individual's Compte Epargne Temps, or CET. The CET account may grow over an individual's career and the hours accumulated may be withdrawn upon retirement or under other special circumstances at the individual's then current rate of pay. The balance of the Company's liability for this program reflected in the accompanying consolidated balance sheets in other liabilities was $8.9 million and $8.4 million at December 31, 2013 and 2012, respectively.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Stockholders' Equity

Restricted Stock Plan

The Company's Restricted Stock Plan, or RSP, is intended to promote the Company's long-term financial success by attracting and retaining outstanding executive personnel and to motivate such personnel by means of restricted stock grants. The Compensation Committee of the Company's Board of Directors selects participants and establishes the terms of any grant of restricted stock. The Company's RSP provides that issuance of restricted stock immediately transfers ownership rights in shares of its Common Stock to the recipient of the grant, including the right to vote the shares and to receive dividends thereon, at a share price established by the Compensation Committee in its discretion. The recipient's continued ownership of and right to freely transfer the restricted stock is subject to such conditions on transferability and to such risks of forfeiture as are established by the Compensation Committee at the time of the grant, which may include continued employment with the Company for a defined period, achievement of specified management performance objectives or other conditions established by the Compensation Committee. The number of shares, which may be issued under this RSP, is limited to 2,000,000 shares. No single participant may be awarded, in the aggregate, more than 50% of the shares authorized to be issued under the RSP.

As of December 31, 2013, 1,025,107 restricted shares had been issued under the RSP of which 318,561 shares of issued restricted stock were not yet vested and for which $3.4 million in unrecognized compensation expense is expected to be recognized over a weighted average period of 2.7 years. The following table presents restricted stock activity for the years 2013, 2012 and 2011:

	2013		2012		2011
	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant
Nonvested restricted shares outstanding at January 1	433,382	$18.94	359,306	$13.79	1,078,628	$10.45
Granted	274,172	36.47	137,026	29.56	654,120	11.47
Forfeited	(42,711)	33.71	—	—	(7,000)	10.40
Vested	(346,282)	15.33	(62,950)	12.84	(1,366,442)	10.06
Nonvested restricted shares outstanding at December 31	318,561	$35.82	433,382	$18.94	359,306	$13.79

Restricted Stock Plan Performance Based Shares

During 2013, the Company recognized $2.9 million of compensation expense for 159,940 shares earned under the 2013-2014 award opportunity. During 2012 and 2011, the Company recognized $6.2 million and $3.3 million, respectively, of compensation expense for 177,034 and 123,026 shares, respectively, earned under the 2011-2012 award opportunities under the Restricted Stock Plan, with an offsetting credit to additional paid-in capital.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Shares Reconciliation

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

	For the Years Ended December 31,
	2013	2012	2011
Numerator (basic and diluted):
Net income	$76.1	$79.8	$92.6
Less: Dividends paid to participating securities	(0.2)	(0.2)	(0.1)
Less: Undistributed earnings available to participating securities	(0.4)	(0.9)	(1.1)
Undistributed and distributed earnings available to common stockholders	$75.5	$78.7	$91.4

Denominator:
Average number of common shares outstanding	31,056.7	30,986.2	33,230.2
Effect of dilutive stock-based compensation	181.6	355.7	256.6
Average number of common and potential common shares outstanding	31,238.3	31,341.9	33,486.8

There were no anti-dilutive stock options during the years ended December 31, 2013, 2012 or 2011.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Commitments and Contingencies

Leases

Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2013 are as follows ($ in millions):

2014	$2.7
2015	2.6
2016	2.4
2017	1.8
2018	1.3
Thereafter	3.3
Total	$14.1

Rental expense under operating leases was $5.3 million during 2013, $5.3 million during 2012 and $4.9 million during 2011.

Other Commitments

The Paper segment has minimum purchase agreements during 2014 for flax fiber of approximately $8 million and for wood pulp of approximately $5 million. The Reconstituted Tobacco segment has minimum purchase agreements for tobacco stems of approximately $2 million in 2014. The Paper segment's PdM mill has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $2 million per year through 2024. Future purchases are expected to be at levels that exceed such minimum levels under these contracts.

The Company enters into certain other immaterial contracts from time to time for the purchase of certain raw materials. The Company also enters into certain contracts for the purchase of equipment and related costs in connection with its ongoing capital projects.

The Company has agreements with an energy cogeneration supplier in France whereby the supplier constructed and operates a cogeneration facility at certain mills and supplies steam that is used in the operation of these mills.The Company is committed to purchasing minimum annual amounts of steam generated by these facilities under the agreements through 2024. These minimum annual commitments total approximately $4 million. The Company's current and expected requirements for steam at these facilities are at levels that exceed the minimum levels under the contracts.

The Paper segment's Brazilian mill, SWM-B, has an agreement for the transmission and distribution of energy that covers all of the mill's consumption of electrical energy valued at approximately $4 million annually through 2015. The French mills have contracts for natural gas to be distributed to and consumed at PdM, LTRI and St. Girons. The value of the natural gas and distribution to be provided under these contracts is estimated at approximately $24 million in 2014.

The Company has certain other letters of credit, guarantees and surety bonds outstanding at December 31, 2013, which are not material either individually or in the aggregate.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, a form of value-added tax in Brazil, was assessed to our Brazilian subsidiary Schweitzer-Mauduit do Brasil Indústria e Comércio de Papel Ltda. in December of 2000. SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS taxes on certain raw materials from January 1995 through November 2000, collectively the Raw Materials Assessment.

The Raw Materials Assessment concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. One of the two assessments, or Assessment 1 (case number 2001.001.115144-5), related in part to tax periods that predated our acquisition of the Pirahy mill in Pirai, Brazil and is covered in part by an indemnification from the sellers of the Pirahy mill. The second assessment, or Assessment 2 (case number 2001.001.064544-6), pertains exclusively to periods that SWM-B owned the Pirahy mill. While SWM-B would be primarily responsible for the full payment of the Assessment in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owners of the Pirahy mill under the indemnification.

SWM-B has contested the Raw Materials Assessment based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers used in the production of books, newspapers and periodicals, or immune papers, and the raw material inputs used to produce immune papers.

Both Raw Materials Assessments are presently on appeal in separate chambers of the Federal Supreme Court of Brazil. SWM-B won a favorable ruling in both assessments at the first level, then lost Assessment 1 on appeal and won Assessment 2 on appeal. Assessment 1 is before the court on SWM-B’s appeal of a procedural question which, if decided favorably, would invalidate Assessment 1. If decided against SWM-B, the lower court would be notified to send the case records to the Federal Supreme Court for a decision on the merits.  Assessment 2 is before the Federal Supreme Court of Brazil on the State’s appeal on the merits and will be finally decided by the action of the chamber of the court hearing the matter, unless there is a prior decision by a chamber of the Federal Supreme Court on Assessment 1 that is in contradiction, in which case the conflict between the rulings of the different chambers would be decided by the Federal Supreme Court sitting as a whole.  No docket entry has been made yet regarding argument on either assessment.   Based on the foreign currency exchange rate at December 31, 2013, the Raw Materials Assessment totaled approximately $39 million, of which approximately $17 million is covered by the above-discussed indemnification.

More recently, SWM-B has received assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS and Fundo Estadual de Combate à Pobreza (FECP) taxes on interstate purchases of electricity. The state issued three assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, and in October 2013, a third assessment for September 2011 - September 2013, collectively the Electricity Assessment. SWM-B has challenged all three Electricity Assessments in administrative proceedings before the state tax council (Junta de Revisão Fiscal) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."

SWM-B's challenges to the first two Electricity Assessments were unsuccessful at the first administrative level, but different appeals chambers of the Junta de Revisão Fiscal have reached different conclusions about the assessments. On the first electricity assessment, one chamber of the Junta de Revisão Fiscal recognized that SWM-B is an electricity-intensive consumer but denied applicability of the tax deferral resolution. The first assessment is now on appeal before the full council of the Junta de Revisão Fiscal. Court proceedings are possible if the full administrative council issues an adverse decision. On the second electricity assessment, SWM-B won a favorable ruling at the second administrative level, which recognized that SWM-B is an electricity-intensive consumer and agreed that the tax deferral resolution applies. SWM-B's challenge to the third electricity assessment is pending at the first administrative level. Based on the foreign currency exchange rate at December 31, 2013, the electricity assessments totaled approximately $19 million.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SWM-B continues to vigorously contest the Raw Materials Assessment and the Electricity Assessment and believes that the assessments will ultimately be resolved in its favor. No liability has been recorded in our condensed consolidated financial statements for these assessments based on our evaluation of these matters under the facts and law as presently understood.

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

The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States, France, Poland, Brazil, China and Canada. For these purposes, the Company incurred total capital expenditures of $1.0 million in 2013, and expects to incur approximately $1 million in 2014 and less than $1.0 million in 2015, of which no material amount is the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on its financial condition or results of operations.

Indemnification Matters

In connection with its spin-off from Kimberly-Clark in 1995, the Company undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to it that were not identified as excluded liabilities in the related agreements. As of December 31, 2013, there are no claims pending under this indemnification that the Company deems to be material.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Segment Information

The Company's three operating product line segments are also the Company's reportable segments: Paper, Reconstituted Tobacco and Filtration. The Paper segment primarily produces Cigarette Papers such as cigarette papers, including LIP papers, plug wrap papers and base tipping papers used to wrap various parts of a cigarette for sale to cigarette manufacturers. The Paper segment also includes commercial and industrial products such as lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter paper and other specialized papers. These non-tobacco industry products are generally sold directly to converters and other end-users or brokers. The Reconstituted Tobacco segment produces reconstituted tobacco leaf, or RTL, and wrapper and binder products for sale to cigarette and cigar manufacturers. The Filtration segment primarily produces nonwoven materials which are critical components performing support, separation or filtration functions.

Information about Net Sales and Operating Profit

The accounting policies of these segments are the same as those described in Note 2. Summary of Significant Accounting Policies. The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses. Certain of the Company's assets are used in the production of both the Paper and Reconstituted Tobacco segments' products. Due to these shared assets, management does not evaluate assets by segment. Capital spending and depreciation expense are allocated to a segment based on net sales or cost of products sold.

($ in millions)	Net Sales
	For the Years Ended December 31,
	2013		2012		2011
Paper	$543.4	70.3%	$545.0	70.0%	$551.4	69.9%
Reconstituted Tobacco	225.2	29.1	233.5	30.0	236.9	30.1
Filtration	4.2	0.6%	—	—%	—	—%
Total Consolidated	$772.8	100.0%	$778.5	100.0%	$788.3	100.0%

($ in millions)	Operating Profit
	For the Years Ended December 31,
	2013		2012		2011
Paper	$102.5	82.1%	$84.4	55.7%	$54.8	43.8%
Reconstituted Tobacco	46.4	37.1	90.3	59.5	90.3	72.2
Filtration	(1.1)	(0.9)	—	—	—	—
Unallocated	(22.9)	(18.3)	(23.0)	(15.2)	(20.0)	(16.0)
Total Consolidated	$124.9	100.0%	$151.7	100.0%	$125.1	100.0%

	Segment Assets
	December 31, 2013	December 31, 2012
Paper	$462.4	$455.9
Reconstituted Tobacco	411.4	428.1
Filtration	283.9	—
Unallocated	66.7	2.7
Consolidated	$1,224.4	$886.7

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Capital Spending			Depreciation
	2013	2012	2011	2013	2012	2011
Paper	$19.8	$19.8	$26.6	$20.0	$20.0	$23.5
Reconstituted Tobacco	8.6	7.4	34.3	10.5	10.0	10.2
Filtration	0.7	—	—	0.1	—	—
Unallocated	—	—	—	0.5	0.8	—
Consolidated	$29.1	$27.2	$60.9	$31.1	$30.8	$33.7

Information about Geographic Areas

Long-lived assets by geographic area, excluding deferred income tax assets and certain other deferred charges, as of year end were as follows ($ in millions):

	Long-Lived Assets
	2013	2012
United States	$86.8	$54.4
France	210.2	204.5
The Philippines	31.5	83.4
Brazil	35.1	43.1
Poland	32.8	27.4
Other foreign countries	3.6	—

For the geographic disclosure in the following table, net sales are attributed to geographic locations based on the location of the Company's direct customers ($ in millions):

	Net Sales
	2013	2012	2011
Europe and the former Commonwealth of Independent States	$343.0	$349.4	$367.4
United States	223.1	227.2	230.2
Asia/Pacific (including China)	113.6	107.4	90.3
Latin America	49.6	54.2	62.5
Other foreign countries	43.5	40.3	37.9
Consolidated	$772.8	$778.5	$788.3

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Major Customers

Philip Morris-USA, Philip Morris International, or PMI, British American Tobacco, or BAT, and Japan Tobacco Inc. together with their respective affiliates and designated converters, each accounted for 10% or more of the Company's consolidated net sales for each of the periods presented and together accounted for 57%, 55% and 54% of the Company's 2013, 2012 and 2011 consolidated net sales, respectively. The loss of one or more such customers, or a significant reduction in one or more of these customers' purchases, could have a material adverse effect on the Company's results of operations.

Philip Morris-USA, PMI, BAT and Japan Tobacco Inc., together with their respective affiliates and designated converters accounted for 25% and 31% of consolidated accounts receivable at December 31, 2013 and 2012, respectively.

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

Note 21. Supplemental Disclosures

Analysis of Allowances for Doubtful Accounts:
($ in millions)

	For the Years Ended December 31,
	2013	2012	2011
Allowance for doubtful accounts
Beginning balance	$0.7	$0.7	$0.7
Bad debt expense	—	0.1	0.1
Write-offs and discounts	(0.2)	(0.1)	—
Currency translation	(0.1)	—	(0.1)
Ending balance	$0.4	$0.7	$0.7

Supplemental Cash Flow Information
($ in millions)

	For the Years Ended December 31,
	2013	2012	2011
Interest paid	$2.5	$2.6	$3.9
Interest capitalized	—	—	1.5
Income taxes paid	69.8	33.7	40.0

	At December 31,
	2013	2012	2011
Capital spending in accounts payable and accrued liabilities	$3.6	$4.3	$4.9

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Quarterly Financial Information (Unaudited)

The following tables summarize the Company's unaudited quarterly financial data for the years ended December 31, 2013 and 2012 ($ in millions, except per share amounts):

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$194.5	$196.5	$185.3	$196.5	$772.8
Gross Profit	62.7	64.9	63.2	61.9	252.7
Restructuring and Impairment Expense	1.6	0.7	0.6	38.4	41.3
Operating Profit (loss)	41.7	42.1	41.8	(0.7)	124.9
Income (loss) from continuing operations	30.7	29.4	29.6	(11.2)	78.5
(Loss) income from discontinued operations	(0.6)	(2.8)	(0.5)	1.5	(2.4)
Net Income (loss)	$30.1	$26.6	$29.1	$(9.7)	$76.1

Net Income (Loss) Per Share:
Income (loss) per share from continuing operations - basic	$0.98	$0.94	$0.94	$(0.35)	$2.51
(Loss) income per share from discontinued operations - basic	$(0.02)	$(0.09)	$(0.01)	$0.04	$(0.08)
Net Income (loss) per Share - Basic	$0.96	$0.85	$0.93	$(0.31)	$2.43

Income (loss) per share from continuing operations - diluted	$0.98	$0.93	$0.93	$(0.35)	$2.49
(Loss) income per share from discontinued operations - diluted	$(0.02)	$(0.09)	$(0.01)	$0.05	$(0.07)
Net Income (loss) per Share - Diluted	$0.96	$0.84	$0.92	$(0.30)	$2.42

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$195.0	$192.9	$195.9	$194.7	$778.5
Gross Profit	64.3	63.6	66.3	65.3	259.5
Restructuring and Impairment Expense	18.7	5.3	(2.0)	(0.6)	21.4
Operating Profit	25.2	37.6	49.4	39.5	151.7
Income from continuing operations	17.1	23.5	33.7	29.8	104.1
Loss from discontinued operations	(2.5)	(2.5)	(6.0)	(13.3)	(24.3)
Net Income	$14.6	$21.0	$27.7	$16.5	$79.8

Net Income Per Share:
Income per share from continuing operations - basic	$0.53	$0.75	$1.08	$0.97	$3.33
Loss per share from discontinued operations - basic	$(0.08)	$(0.08)	$(0.19)	$(0.44)	$(0.79)
Net Income per Share - Basic	$0.45	$0.67	$0.89	$0.53	$2.54

Income per share from continuing operations - diluted	$0.53	$0.74	$1.06	$0.96	$3.29
Loss per share from discontinued operations - diluted	$(0.08)	$(0.08)	$(0.19)	$(0.43)	$(0.78)
Net Income per Share - Diluted	$0.45	$0.66	$0.87	$0.53	$2.51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) and our report dated February 28, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 28, 2014

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2013, was made under the supervision and with the participation of our management including our principal executive officer and principal financial officer. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, is designed to provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on these criteria. As of December 31, 2013, we had no material weaknesses based on our tests using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included herein.

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. On December 12, 2013, we acquired DelStar, Inc. In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of December 31, 2013 did not include the internal control over financial reporting of these acquired operations. Assets acquired from DelStar represented 23.2% of our total consolidated assets at December 31, 2013 and net sales generated by DelStar subsequent to the date of acquisition represented 0.5% of our consolidated net sales for the year ended December 31, 2013. From the acquisition date to December 31, 2013, the processes and systems of DelStar's acquired operations did not significantly impact our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the internal control over financial reporting of Schweitzer-Mauduit International, Inc. and subsidiaries (the "Company") as December 31, 2013 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Delstar, Inc., which was acquired on December 12, 2013 and whose financial statements constitute 23.2% of total assets and 0.5% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at Delstar, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Schweitzer-Mauduit International, Inc. and subsidiaries as of and for the year December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 28, 2014

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

Certain information called for by this Item is hereby incorporated by reference to the sections of our 2014 Proxy Statement captioned "Proposal One - Election of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance". Information with respect to our executive officers is set forth in Part I, Item 1 of this Form 10-K under the caption, “Executive Officers.”

Item 11. Executive Compensation

The information in the section of the 2014 Proxy Statement captioned “Executive Compensation,” including the item captioned "Compensation Discussion and Analysis," is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information, as of December 31, 2013, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
Outside Directors Stock Plan (1)	128,750
Restricted Stock Plan (2)	974,893
Total approved by stockholders	1,103,643
Equity compensation plans not approved by stockholders:	—
Grand Total	1,103,643
(1)    The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to our outside Directors for payment of their retainer fees quarterly in advance. Director's retainer fees in 2013 consisted of $15,000 quarterly which are payable in our Common Stock and Board and committee meeting fees which may be paid in cash or our Common Stock at the Director's election. The number of shares issued each quarter is determined based on the then fair market value of the shares, which is determined in accordance with the plan at the closing price on the date one day prior to the date of distribution. Certain Directors have elected to defer receipt of quarterly retainer fees under the terms of our Deferred Compensation Plan for Non-Employee Directors, resulting in an accumulation of stock unit credits. The Director has the option, upon retirement or earlier termination from the Board of Directors, to have these stock unit credits distributed in the form of our Common Stock or cash. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as Common Stock, although declared dividends create additional stock unit credits. As of December 31, 2013, deferred retainer fees have resulted in 96,775 accumulated stock unit credits, excluding credited dividends (110,062 accumulated stock unit credits including credited dividends).

(2)    The Restricted Stock Plan is described in Note 17, Stockholders' Equity, of the Notes to Consolidated Financial Statements in Part II, Item 8 herein. Shares awarded under the terms of this plan are both subject to forfeiture and cannot be sold or otherwise transferred until fully vested or such restrictions are otherwise lifted. Such shares are deemed by us to be issued and outstanding and are subject to all other financial interests, including our declared dividends. As of December 31, 2013, 318,561 shares issued under this plan remained restricted.

The information in the section of the 2014 Proxy Statement captioned “Stock Ownership” is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the sections of the 2014 Proxy Statement captioned "Corporate Governance," including the items captions "Transactions with Related Persons" and "Director Independence" is incorporated in this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information in the section of the 2014 Proxy Statement captioned "Proposal Four - Ratification of the Selection of Independent Registered Accounting Firm" is incorporated in this Item 14 by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

(a)	The consolidated financial statements and financial statement schedules filed as part of this report are listed in the Index to the Consolidated Financial Statements set forth in Part II, Item 8.

(b)    The exhibits filed as part of this report are listed below:

Exhibit Number	Exhibit
2.1
Agreement and Plan of Merger, dated as of November 18, 2013, by and among Schweitzer-Mauduit International, Inc., DelStar, Inc., SWM Acquisition Corp. I, SWM Acquisition Corp. II, certain security holders of DelStar, Inc. listed on the signature pages thereto and American Capital, Ltd. (incorporated by reference to Exhibit 2.1 to Form 8-K filed December 13, 2013).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended September 30, 2009).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2013).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000).
10.4	Outside Directors' Stock Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2009).
10.5	Annual Incentive Plan (incorporated by reference to Exhibit 10.24 to Form 10-Q for the quarter ended June 30, 2008).
10.6	Equity Participation Plan (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2000).
10.7	Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2008).
10.8.1	Deferred Compensation Plan (incorporated by reference to Exhibit 10.8.1 to Form 10-Q for the quarter ended March 31, 2000).
10.8.2	Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.8.2 to Form 10-Q for the quarter ended March 31, 2000).
10.9	Restricted Stock Plan (incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 2011).
10.10	Supplemental Benefit Plan (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 2008).
10.11.1	Executive Severance Plan (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 2008).
10.11.2	2012 Executive Severance Plan (incorporated by reference to Exhibit 10.11.2 to Form 10-K for the year ended December 2011).
10.11.3	2012 Executive Severance Plan Participation Agreement (incorporated by reference to Exhibit 10.11.3 to Form 10-K for the year ended December 2011).
10.12
Natural Gas Supply Agreement, dated October 5, 2006, by and among Papeteries de Mauduit S.A.S. and ENI S.p.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006).

*10.13	Deferred Compensation Plan No. 2 for Non-Employee Directors.
*10.14	Deferred Compensation Plan No. 2.

Exhibit Number	Exhibit
*10.15	Summary of Non-Management Director Compensation.**
*10.16	Summary of Executive Officer Compensation.**
10.17	Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2004).
10.18	Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2004).
10.19	Stock Option Agreement (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2004).
*10.20.1	Restricted Stock Agreement (Restricted Stock Plan - Cliff Vesting Shares).
*10.20.2	Restricted Stock Agreement (French Participants - Cliff Vesting).
*10.20.3	Restricted Stock Agreement (Restricted Stock Plan - Performance Share Award).
*10.20.4	Restricted Stock Agreement (French Participants - Performance Shares).
10.21
Amended and Restated Credit Agreement, dated as of December 11, 2013, with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto, J.P. Morgan Securities LLC, Fifth Third Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 13, 2013).

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to Form 10-Q for the quarter ended September 30, 2009).
*21	Subsidiaries of the Company.
*23	Consent of Independent Registered Public Accounting Firm.
*24	Powers of Attorney.
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡
99.2	Indemnification Agreement (incorporated by reference by Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 2009).
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

*	Filed herewith.

**	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K

‡	These Section 906 certifications are not being incorporated by reference into the Form 10-K filing or otherwise deemed to be filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
By:
Dated:	February 28, 2014		/s/ Frédéric P. Villoutreix
Frédéric P. Villoutreix
Chairman of the Board and
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Frédéric P. Villoutreix	Chairman of the Board and	February 28, 2014
Frédéric P. Villoutreix	Chief Executive Officer (principal executive officer)

/s/ Jeffrey A. Cook	Executive Vice President, Chief Financial Officer	February 28, 2014
Jeffrey A. Cook	and Treasurer (principal financial officer)

/s/ Robert Cardin	Corporate Controller	February 28, 2014
Robert Cardin	(principal accounting officer)

*	Director	February 28, 2014
Claire L. Arnold

*	Director	February 28, 2014
K.C. Caldabaugh

*	Director	February 28, 2014
William A. Finn

*	Director	February 28, 2014
Robert F. McCullough

*	Director	February 28, 2014
John D. Rogers

*	Director	February 28, 2014
Anderson D. Warlick

*By:

/s/ Greerson McMullen		February 28, 2014
Greerson McMullen
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

•
“Net debt to EBITDA ratio” is a financial measurement used in bank covenants where "Net Debt" is defined as consolidated total debt minus unrestricted cash and cash equivalents in excess of $15 million, and “EBITDA” is defined as net income plus the sum of interest expense, income tax expense, depreciation and amortization, non-cash restructuring and impairment charges less amortization of deferred revenue and interest in the earnings of equity affiliates to the extent such earnings are not distributed to the Company.

•	“Total debt to capital ratio” is total debt divided by the sum of total debt and total stockholders’ equity.

•	“Net debt to equity ratio” is total debt less cash and cash equivalents, divided by stockholders’ equity.

•	“Net operating working capital” is accounts receivable, inventory, income taxes receivable and prepaid expense, less accounts payable, accrued expenses and income taxes payable.

•	“Opacity” is a measure of the extent to which light is allowed to pass through a given material.

•	“Operating profit return on assets” is operating profit divided by average total assets.

•	“Plug wrap paper” wraps the outer layer of a cigarette filter and is used to hold the filter materials in a cylindrical form.

•	“Print banded cigarette paper” is a type of paper, used to produce lower ignition propensity cigarettes, with bands added to the paper during a printing process, subsequent to the papermaking process.

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