Form 10-Q
period 2014-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2014-05-07
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2014
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

The Company had 30,461,934 shares of common stock issued and outstanding as of May 5, 2014.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net Sales	$204.7	$194.5
Cost of products sold	147.1	131.8
Gross Profit	57.6	62.7

Selling expense	5.5	5.0
Research expense	4.1	3.8
General expense	14.8	10.6
Total nonmanufacturing expenses	24.4	19.4

Restructuring and impairment expense	0.1	1.6
Operating Profit	33.1	41.7
Interest expense	1.5	0.7
Other income, net	0.8	1.3
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	32.4	42.3

Provision for income taxes	9.8	12.4
Income from equity affiliates, net of income taxes	0.6	0.8
Income from Continuing Operations	23.2	30.7
Loss from Discontinued Operations	—	(0.6)
Net Income	$23.2	$30.1

Net Income (Loss) per Share - Basic:
Income per share from continuing operations	$0.75	$0.98
Loss per share from discontinued operations	—	(0.02)
Net income per share – basic	$0.75	$0.96

Net Income (Loss) per Share – Diluted:
Income per share from continuing operations	$0.75	$0.98
Loss per share from discontinued operations	—	(0.02)
Net income per share – diluted	$0.75	$0.96

Weighted Average Shares Outstanding:

Basic	30,665,900	30,945,600

Diluted	30,778,200	31,108,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net Income	$23.2	$30.1
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	(1.7)	(11.2)

Unrealized gains on derivative instruments	5.7	1.4
Less: Reclassification adjustment for gains and losses on derivative instruments included in net income	(1.4)	(0.3)

Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	0.8	1.1
Other Comprehensive Income (Loss)	3.4	(9.0)
Comprehensive Income	$26.6	$21.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$277.9	$272.0
Accounts receivable, net	126.9	107.6
Inventories	131.2	132.8
Income taxes receivable	7.9	9.9
Current deferred income tax benefits	9.9	10.1
Other current assets	6.2	4.7
Total Current Assets	560.0	537.1

Property, Plant and Equipment, net	391.8	393.2
Deferred Income Tax Benefits	0.2	—
Investment in Equity Affiliates	65.2	63.1
Goodwill	121.1	121.1
Intangible Assets	80.0	80.7
Other Assets	29.4	31.6
Total Assets	$1,247.7	$1,226.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$8.2	$4.2
Accounts payable	48.6	49.4
Accrued expenses	86.3	92.7
Total Current Liabilities	143.1	146.3

Long-Term Debt	439.4	381.2
Pension and Other Postretirement Benefits	28.9	28.7
Deferred Income Tax Liabilities	82.7	80.9
Other Liabilities	27.3	28.3
Total Liabilities	721.4	665.4
Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 30,461,160 and 31,423,427 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	3.0	3.1
Additional paid-in-capital	45.0	43.3
Retained earnings	479.9	520.0
Accumulated other comprehensive loss, net of tax	(1.6)	(5.0)
Total Stockholders’ Equity	526.3	561.4
Total Liabilities and Stockholders’ Equity	$1,247.7	$1,226.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	31,209,866	$3.1	$41.0	8,760	$(0.3)	$483.4	$(15.4)	$511.8
Net income						30.1		30.1
Other comprehensive loss, net of tax							(9.0)	(9.0)
Dividends declared ($0.30 per share)						(9.4)		(9.4)
Restricted stock issuances, net	196,137		(0.2)	(5,000)	0.2			—
Stock-based employee compensation expense			0.1					0.1
Excess tax benefits of stock-based employee compensation			0.5					0.5
Stock issued to directors as compensation	384		—					—
Issuance of shares for options exercised	16,000		0.3					0.3
Share cancellation	(47,218)		(1.8)	(47,218)	1.8			—
Purchases of common stock				43,458	(1.7)			(1.7)
Balance, March 31, 2013	31,375,169	$3.1	$39.9	—	$—	$504.1	$(24.4)	$522.7

Balance, December 31, 2013	31,423,427	$3.1	$43.3	—	$—	$520.0	$(5.0)	$561.4
Net income						23.2		23.2
Other comprehensive income, net of tax							3.4	3.4
Dividends declared ($0.36 per share)						(11.1)		(11.1)
Restricted stock issuances, net	198,180	—	—					—
Stock-based employee compensation expense			1.1					1.1
Excess tax benefits of stock-based employee compensation			0.6					0.6
Stock issued to directors as compensation	364	—	—					—
Purchases and retirement of common stock	(1,160,811)	(0.1)	—			(52.2)		(52.3)
Balance, March 31, 2014	30,461,160	$3.0	$45.0	—	$—	$479.9	$(1.6)	$526.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Operations
Net income	$23.2	$30.1
Less: Loss from discontinued operations	—	(0.6)
Income from continuing operations	23.2	30.7
Non-cash items included in net income:
Depreciation and amortization	13.1	8.5
Deferred income tax provision	1.6	4.9
Pension and other postretirement benefits	2.1	0.8
Stock-based compensation	1.1	0.1
Income from equity affiliates	(0.6)	(0.8)
Excess tax benefits of stock-based awards	(0.6)	(0.5)
Other items	(1.6)	(0.3)
Changes in operating working capital:
Accounts receivable	(18.3)	(7.0)
Inventories	(1.6)	(3.9)
Prepaid expenses	(1.5)	(0.9)
Accounts payable	2.3	1.8
Accrued expenses	(0.8)	0.2
Accrued income taxes	0.2	6.4
Net changes in operating working capital	(19.7)	(3.4)
Net cash provided (used) by operating activities of:
- Continuing operations	18.6	40.0
- Discontinued operations	(0.3)	1.3
Cash Provided by Operations	18.3	41.3
Investing
Capital spending	(8.1)	(5.6)
Capitalized software costs	(0.1)	—
Acquisitions, net of cash acquired	(2.4)	—
Investment in equity affiliates	(3.3)	—
Other investing	2.3	(3.0)
Cash Used for Investing	(11.6)	(8.6)
Financing
Cash dividends paid to SWM stockholders	(11.1)	(9.4)
Changes in short-term debt	4.2	0.5
Proceeds from issuances of long-term debt	117.0	10.1
Payments on long-term debt	(58.8)	(3.1)
Purchases of common stock	(52.3)	(1.7)
Proceeds from exercise of stock options	—	0.3
Excess tax benefits of stock-based awards	0.6	0.5
Cash Used in Financing	(0.4)	(2.8)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	—
Increase in cash and cash equivalents	5.9	29.9
Cash and cash equivalents at beginning of period	272.0	151.2
Cash and cash equivalents at end of period	$277.9	$181.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1. General

Nature of Business

Schweitzer-Mauduit International, Inc., or SWM or the Company, is a multinational diversified producer of premium specialty papers and filtration media headquartered in the United States of America. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper and filtration products for use in other applications. We manufacture lightweight specialty papers, which are used in manufacturing ventilated cigarettes, and banded papers for the production of lower ignition propensity, or LIP, cigarettes and are the leading independent producer of reconstituted tobacco used in producing blended cigarettes. We also manufacture resin-based plastic netting through an extrusion process, as well as certain meltblown products and machined plastic core tubes.

Our primary products sold to the tobacco industry include cigarette, plug wrap and base tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette and reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Our non-tobacco industry products represent a diverse mix of products including low volume, high-value engineered papers and commodity paper grades produced to maximize our machine utilization. In December 2013, we acquired DelStar, Inc., or DelStar, a manufacturer of plastic netting and other resin-based products focused on the filtration and medical markets. The acquisition of DelStar diversifies SWM's global presence in advanced materials, focused in large part in filtration.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission, or the SEC, and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America, or U.S. GAAP. However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods including the results of a business reclassified as a discontinued operation which is more fully described in Note 4. Discontinued Operations.

The results of operations are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 28, 2014.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and wholly-owned, majority-owned and controlled subsidiaries. The Company’s share of the net income of its 50% owned joint ventures in China are included in the condensed consolidated statements of income as income from equity affiliates. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, useful lives of tangible and intangible assets, fair values, sales returns, receivables valuation, pension, postretirement and other benefits, restructuring and impairment, taxes and contingencies. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08 (ASU 2014-08) "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company is currently in the process of evaluating the impact of the adoption on the consolidated financial statements.

Note 2. Other Comprehensive Income

Comprehensive income includes net income, as well as items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented comprehensive income in the condensed consolidated statements of comprehensive income (loss). Reclassification adjustments of derivative instruments are presented in Net Sales in the condensed consolidated statements of income. See Note 11. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit (OPEB) liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 13. Postretirement and Other Benefits.

Components of accumulated other comprehensive loss were as follows ($ in millions):

	March 31, 2014	December 31, 2013
Accumulated pension and OPEB liability adjustments, net of income tax of $16.2 million and $16.6 million at March 31, 2014 and December 31, 2013, respectively	$(29.3)	$(30.1)
Accumulated unrealized loss on derivative instruments, net of income tax (benefit) provision of $(0.2) million and $0.3 million at March 31, 2014 and December 31, 2013, respectively	(3.8)	(8.1)
Accumulated unrealized foreign currency translation adjustments	31.5	33.2
Accumulated other comprehensive loss	$(1.6)	$(5.0)

Changes in the components of accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	March 31, 2014			March 31, 2013
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$1.2	$(0.4)	$0.8	$1.9	$(0.8)	$1.1
Unrealized loss on derivative instruments	3.8	0.5	4.3	1.7	(0.6)	1.1
Unrealized foreign currency translation adjustments	(1.7)	—	(1.7)	(11.2)	—	(11.2)
Total	$3.3	$0.1	$3.4	$(7.6)	$(1.4)	$(9.0)

Note 3. DelStar Acquisition

On December 12, 2013, the Company completed the acquisition of DelStar, Inc. through a merger of SWM Acquisition Corp. II, an indirect wholly-owned subsidiary of the Company with and into DelStar, pursuant to the November 18, 2013 Agreement and Plan of Merger. As a result of the merger, DelStar became a wholly-owned, indirect subsidiary of the Company. The acquisition of DelStar diversifies SWM’s global presence in advanced materials, focused in large part in filtration.

As consideration, the Company paid $233.7 million in cash, including $2.4 million paid in March 2014 primarily for the adjusted value of working capital at the acquisition date. The acquisition was financed using borrowings under its revolving credit facility, or Credit Agreement, see Note 10. Debt.

As of March 31, 2014, the fair values of the assets acquired and liabilities assumed for the acquisition of DelStar are provisional because final appraisals have not yet been completed. The consideration paid for DelStar and the preliminary fair values of the assets acquired and liabilities assumed as of the December 12, 2013 acquisition date are as follows ($ in millions):

Fair value as of December 12, 2013
Cash and cash equivalents	$1.6
Accounts receivable	17.3
Inventory	21.2
Income taxes receivable	5.7
Deferred income tax benefits	1.5
Other current assets	0.8
Property, plant and equipment	41.5
Other noncurrent assets	0.7
Identifiable intangible assets	80.9
Total Assets	171.2

Accounts payable	4.8
Accrued expenses	6.7
Deferred income tax liabilities	40.4
Other liabilities	0.7

Net assets acquired	118.6

Goodwill	115.1

Consideration paid	$233.7

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

In connection with the DelStar acquisition, the Company recorded goodwill, which represents the excess of the consideration transferred over the estimated preliminary fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to DelStar's revenue growth from combining the SWM and DelStar business and workforce as well as the benefits of access to different markets and customers. Goodwill from the DelStar acquisition was assigned to the Filtration segment. None of the goodwill is expected to be deductible for tax purposes.

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

In December 2013, the Company incurred $2.0 million in financing costs related to the acquisition. In the three months ended March 31, 2014 and in December 2013, the Company recognized $0.4 million and $1.1 million, respectively, in direct and indirect acquisition-related costs. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General Expense line item in the condensed consolidated statements of income. Financing costs related to expanding the Credit Agreement have been capitalized and will be amortized in Interest Expense over the life of the Credit Agreement.

Note 4. Discontinued Operations

The Company's former paper mill in Medan, Indonesia and closed paper mill in San Pedro, Philippines have been reported as discontinued operations. The sale of the Indonesia mill was completed in the second quarter of 2013. The physical assets at the Philippines paper mill were sold during the fourth quarter of 2013. For all periods presented, results of these mills have been removed from each individual line within the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of discontinued operations.

Included in Other Current Assets and Accrued Expenses within the condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	March 31, 2014	December 31, 2013
Assets of discontinued operations:
Current assets	$1.3	$2.0
Other assets	2.2	3.1

Liabilities of discontinued operations:
Current liabilities	0.5	0.6

Summary financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended
	March 31, 2014	March 31, 2013
Net sales	$—	$4.4
Loss from discontinued operations before income taxes	—	(0.4)
Income tax (provision) benefit	—	(0.2)
Loss from discontinued operations	—	(0.6)

Note 5. Net Income Per Share

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

	Three Months Ended
	March 31, 2014	March 31, 2013
Numerator (basic and diluted):
Net income	$23.2	$30.1
Less: Dividends paid to participating securities	(0.1)	(0.1)
Less: Undistributed earnings available to participating securities	(0.1)	(0.2)
Undistributed and distributed earnings available to common stockholders	$23.0	$29.8

Denominator:
Average number of common shares outstanding	30,665.9	30,945.6
Effect of dilutive stock-based compensation	112.3	163.3
Average number of common and potential common shares outstanding	30,778.2	31,108.9

There were no anti-dilutive stock options during the three month periods ended March 31, 2014 or 2013.

Note 6. Inventories

Inventories are valued at the lower of cost using the First-In, First-Out, or FIFO, and weighted average methods, or market. The Company's costs included in inventory primarily include pulp, resins, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of overhead costs. Machine start-up costs or abnormal machine shut downs are expensed in the period incurred and are not reflected in inventory. The definition of market value, with respect to all inventories, is replacement cost or net realizable value. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. The following schedule details inventories by major class ($ in millions):

	March 31, 2014	December 31, 2013
Raw materials	$36.3	$39.2
Work in process	30.3	24.4
Finished goods	45.9	50.9
Supplies and other	18.7	18.3
Total	$131.2	$132.8

Note 7. Goodwill

There were no changes in the carrying amount of goodwill by segment for the three months ended March 31, 2014 ($ in millions):

	Reconstituted Tobacco	Filtration	Total
Goodwill as of December 31, 2013	$6.0	$115.1	$121.1

Goodwill as of March 31, 2014	$6.0	$115.1	$121.1

Note 8. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer Relationships (Filtration)	45.3	0.6	44.7	45.3	0.1	45.2
Developed Technology (Filtration)	13.8	0.3	13.5	13.8	0.1	13.7
Total	$59.1	$0.9	$58.2	$59.1	$0.2	$58.9

Unamortized intangible assets (Filtration)
Trade names	$21.8			$21.8

Amortization expense of intangible assets was $0.8 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. Finite-lived intangibles in the Filtration segment are expensed using the straight-line amortization method. The estimated aggregate amortization expense is $3.1 million in each of the next five years.

Note 9. Restructuring Activities

The Company incurred restructuring and impairment expenses of $0.1 million and $1.6 million in the three months ended March 31, 2014 and 2013, respectively.

In the Paper segment, restructuring expenses were $1.1 million for the three months ended March 31, 2013, and primarily related to severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions.

The Reconstituted Tobacco segment restructuring and impairment expenses were $0.1 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, and 2013, restructuring and impairment expenses primarily related to severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions.

Restructuring liabilities were classified within Accrued Expenses in each of the consolidated balance sheets as of March 31, 2014 and December 31, 2013. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended March 31, 2014 and December 31, 2013 are summarized as follows ($ in millions):

	Three Months Ended	Year Ended
	March 31, 2014	December 31, 2013
Balance at beginning of year	$4.7	$3.4
Accruals for announced programs	0.1	3.9
Cash payments	(1.2)	(2.7)
Exchange rate impacts	—	0.1
Balance at end of period	$3.6	$4.7

Note 10. Debt

Total debt is summarized in the following table ($ in millions):

	March 31, 2014	December 31, 2013
Credit Agreement	$426.0	$367.7
French Employee Profit Sharing	15.8	15.8
Bank Overdrafts	5.7	1.7
Other	0.1	0.2
Total Debt	447.6	385.4
Less: Current debt	(8.2)	(4.2)
Long-Term Debt	$439.4	$381.2

Credit Agreement

In December 2013, the Company amended and restated its five-year unsecured revolving credit facility, or Credit Agreement. The Credit Agreement provides for borrowing capacity of $500 million in either U.S. Dollars or a $300 million equivalent sublimit in euros, with an option to increase borrowing capacity by $200 million. The Credit Agreement contains representations and warranties customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.00 and (b) minimum interest coverage ratio of 3.50. The Company was in compliance with all of its covenants under the Credit Agreement at March 31, 2014.

Under the Credit Agreement, interest rates are based on the London Interbank Offered Rate plus an applicable margin that varies from 1.25% to 2.00% depending on the Net Debt to EBITDA Ratio, as defined in the Credit Agreement.  The Company will incur commitment fees at an annual rate of 0.20% to 0.30% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to EBITDA Ratio. As of March 31, 2014, the applicable interest rate on Credit Agreement borrowings was 1.44% on U.S. Dollar borrowings. No euro borrowings were outstanding at March 31, 2014 or December 31, 2013.

Fair Value of Debt

At March 31, 2014 and December 31, 2013, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts since the interest rates were variable and based on current market indices.

Note 11. Derivatives

In the normal course of business, the Company is exposed to foreign currency exchange rate risk and interest rate risk on its variable-rate debt. To manage these risks, the Company utilizes a variety of practices including, where considered appropriate, derivative instruments. The Company has no derivative instruments for trading or speculative purposes or derivatives with credit risk-related contingent features. All derivative instruments used by the Company are either exchange traded or are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. The fair values of the Company’s derivative instruments are determined using observable inputs and are considered Level 2 assets or liabilities.

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

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at March 31, 2014 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$0.9	Accrued Expenses	$4.3
Foreign exchange contracts	Other Assets	—	Other Liabilities	1.1
Interest rate contracts	Other Assets	0.2	Other Liabilities	—
Total derivatives designated as hedges		$1.1		$5.4

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

The following table provides the effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax		Loss Reclassified from AOCI
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Foreign exchange contracts	$4.5	$1.1	$(1.4)	$(0.3)
Interest rate contracts	(0.2)	—	—	—
Total	$4.3	$1.1	$(1.4)	$(0.3)

The Company's designated derivative instruments are perfectly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three months ended March 31, 2014 and 2013.

The following table provides the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of Gain / (Loss) Recognized in Other Income / Expense
	Three Months Ended
	March 31, 2014	March 31, 2013
Foreign exchange contracts	0.1	(0.4)

Note 12. Commitments and Contingencies

Litigation

Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, is a form of value-added tax in Brazil. In December 2000, Schweitzer-Mauduit do Brasil Indústria e Comércio de Papel Ltda., or SWM-B, our Brazilian subsidiary, received two assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS taxes on certain raw materials from January 1995 through November 2000 (collectively, the Raw Materials Assessments).

The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. One of the two assessments, or Assessment 1 (case number 2001.001.115144-5), related in part to tax periods that predated our acquisition of the Pirahy mill in Pirai, Brazil and is covered in part by an indemnification from the sellers of the Pirahy mill. The second assessment, or Assessment 2 (case number 2001.001.064544-6), pertains exclusively to periods that SWM-B owned the Pirahy mill. While SWM-B would be primarily responsible for the full payment of the Raw Materials Assessments in the event of an ultimate unfavorable outcome, SWM-B is not aware of any difficulties that would be encountered in obtaining reimbursement of that portion of any payment resulting from Assessment 1 from the previous owners of the Pirahy mill under the indemnification.

SWM-B has contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers used in the production of books, newspapers and periodicals, or immune papers, and the raw material inputs used to produce immune papers.

Both of the Raw Materials Assessments are presently on appeal in separate chambers of the Federal Supreme Court of Brazil. SWM-B won a favorable ruling in each at the first level, then received a favorable ruling on Assessment 1 on appeal and an unfavorable ruling on Assessment 2 on appeal. Assessment 1 is before the court on the State's appeal of a procedural question which, if decided favorably, would invalidate Assessment 1. If decided against SWM-B, the lower court would be notified to send the case records to the Federal Supreme Court for a decision on the merits.  Assessment 2 is before the Federal Supreme Court of Brazil on SWM-B’s appeal on the merits and will be decided by the action of the chamber of the court hearing the matter, unless there is a prior decision by a chamber of the Federal Supreme Court on Assessment 1 that contradicts such decision, in which case the conflict between the rulings of the different chambers would be decided by the Federal Supreme Court sitting as a whole.  No docket entry has been made yet regarding argument on either Assessment 1 or Assessment 2.   Based on the foreign currency exchange rate at March 31, 2014, the Raw Materials Assessments totaled approximately $40 million, of which approximately $18 million is covered by the above-discussed indemnification.

Beginning February 2008, SWM-B has received assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS and Fundo Estadual de Combate à Pobreza (FECP) taxes on interstate purchases of electricity. The state issued three assessments against SWM-B, one for each of the following time periods: May 2006 - November 2007 (the first electricity assessment), January 2008 - December 2010 (the second electricity assessment), and September 2011 - September 2013 (the third electricity assessment, and collectively with the first electricity assessment and the second electricity assessment, the Electricity Assessments). SWM-B has challenged all three Electricity Assessments in administrative proceedings before the state tax council (Junta de Revisão Fiscal and Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."

SWM-B's challenges to the first two Electricity Assessments were unsuccessful at the first administrative level (Junta de Revisão), but different appeals chambers of the Conselho de Contribuintes have reached different conclusions about the assessments. On the first electricity assessment, one chamber of the Conselho de Contribuintes recognized that SWM-B is an electricity-intensive consumer but denied applicability of the tax deferral resolution. On the second electricity assessment, a different chamber of the Junta de Revisão Fiscal recognized that SWM-B is an electricity-intensive consumer and agreed that the tax deferral resolution applies. Both assessments are now on appeal before the full council of the Conselho de Contribuintes. Court proceedings are possible if the full administrative council issues an adverse decision. SWM-B's challenge to the third electricity assessment is pending at the first administrative level (Junta de Revisão Fiscal). Based on the foreign currency exchange rate at March 31, 2014, the Electricity Assessments totaled approximately $20 million.

SWM-B continues to vigorously contest the Raw Materials Assessments and the Electricity Assessments and believes that they will ultimately be resolved in its favor. No liability has been recorded in our condensed consolidated financial statements for these assessments based on our evaluation of these matters under the facts and law as presently understood.

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

Note 13. Postretirement and Other Benefits

The Company sponsors pension benefits in the United States, France and Canada and postretirement healthcare and life insurance, or OPEB, benefits in the United States and Canada. The Company’s Canadian pension and OPEB benefits are not material and therefore are not included in the following disclosures.

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three months ended March 31, 2014 and 2013 were as follows ($ in millions):

	Three Months Ended March 31,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$0.3	$0.3	$—	$—
Interest cost	1.7	1.3	0.2	0.2	—	—
Expected return on plan assets	(1.5)	(1.8)	(0.1)	(0.1)	—	—
Amortizations and other	1.0	1.7	0.3	0.3	(0.1)	(0.2)
Net periodic benefit cost	$1.2	$1.2	$0.7	$0.7	$(0.1)	$(0.2)

During the fiscal year ended December 31, 2014, the Company expects to recognize approximately $4 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $1 million for its French pension plans.

Note 14. Income Taxes

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision for income taxes is as follows ($ in millions):

	Three Months Ended
	March 31, 2014		March 31, 2013
	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$11.3	35.0%	$14.9	35.0%
Foreign income tax rate differential	(2.3)	(7.1)	(1.8)	(4.2)
Tax effects of foreign legal structure	0.3	0.9	(0.3)	(0.7)
French business tax classified as income tax	0.5	1.4	0.6	1.4
Other foreign taxes, net	(0.4)	(1.2)	(0.8)	(1.8)
Other, net	0.4	1.2	(0.2)	(0.4)
Provision for income taxes	$9.8	30.2%	$12.4	29.3%

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

All unrecognized tax positions would impact the Company's effective tax rate if recognized. The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated statement of income. There were no material income tax penalties or interest accrued during the three months ended March 31, 2014 or 2013.

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2010.

Note 15. Segment Information

The Company's three operating product line segments are also the Company's three reportable segments: Paper, Reconstituted Tobacco and Filtration. The Paper segment primarily produces Cigarette Papers including LIP papers, plug wrap papers and base tipping papers used to wrap various parts of a cigarette for sale to cigarette manufacturers. The Paper segment also includes commercial and industrial products such as lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter paper and other specialized papers. These non-tobacco industry products are generally sold directly to converters and other end-users or brokers. The Reconstituted Tobacco segment produces reconstituted tobacco leaf, or RTL, and wrapper and binder products for sale to cigarette and cigar manufacturers. The Filtration segment primarily produces nonwoven materials which are critical components performing support, separation or filtration functions.

Information about Net Sales and Operating Profit

The accounting policies of these segments are the same as those described in Note 2. Summary of Significant Accounting Policies in the Notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses.

($ in millions)	Net Sales
	Three months ended
	March 31, 2014		March 31, 2013
Paper	$128.8	62.9%	$138.9	71.4%
Reconstituted Tobacco	44.2	21.6	55.6	28.6
Filtration	31.7	15.5	—	—
Total Consolidated	$204.7	100.0%	$194.5	100.0%

($ in millions)	Operating Profit
	Three Months Ended
	March 31, 2014		March 31, 2013
Paper	$22.5	68.0%	$25.3	60.7%
Reconstituted Tobacco	16.2	48.9	21.4	51.3
Filtration	0.4	1.2	—	—
Unallocated	(6.0)	(18.1)	(5.0)	(12.0)
Total Consolidated	$33.1	100.0%	$41.7	100.0%

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2013. The discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products, our future prospects and other matters. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Factors That May Affect Future Results," in our Annual Report on Form 10-K for the year ended December 31, 2013, Part I, Item 1A Risk Factors and the section entitled "Forward Looking Statements" at the end of this Item. Unless the context indicates otherwise, references to "SWM", "we", "us", "our", the "Company" or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

Summary

($ in millions, except per share amounts)	Three Months Ended
	March 31, 2014		March 31, 2013
Net sales	$204.7	100.0%	$194.5	100.0%
Gross profit	57.6	28.1	62.7	32.2
Restructuring & impairment expense	0.1	—	1.6	0.8
Operating profit	33.1	16.2	41.7	21.4
Interest expense	1.5	0.7	0.7	0.4
Income from continuing operations	23.2	11.3	30.7	15.8
Loss from discontinued operations	—	—	(0.6)	(0.3)
Net income	23.2	11.3%	30.1	15.5%
Diluted earnings per share from continuing operations	$0.75		$0.98
Diluted earnings per share	$0.75		$0.96
Cash provided by operations	$18.3		$41.3
Capital spending	$8.1		$5.6

First Quarter Highlights

In the first quarter of 2014, SWM reported net income of $23.2 million on total net sales of $204.7 million. Compared to the prior-year period, net sales increased $10.2 million due to $31.7 million of revenue from DelStar, Inc. ("DelStar") which was acquired during the fourth quarter of 2013. This was partially offset by the unfavorable $22.9 million combined impact of lower volumes, unfavorable mix and selling prices particularly in the Reconstituted Tobacco segment which was driven primarily by lower customer demand and $1.0 million in unfavorable currency impacts. Gross profit declined to $57.6 million in the first quarter of 2014 compared with $62.7 million in the prior-year period primarily due to lower volumes and lower average selling prices and higher manufacturing expenses which were partially offset by the $5.1 million contribution from DelStar. The Filtration segment gross profit includes the remaining $3.3 million of inventory revaluation adjustments from recording inventory purchased in the acquisition of DelStar to its fair value.

Cash provided by operations was $18.3 million in 2014 compared to $41.3 million in 2013. The $23.0 million decrease was due primarily to lower earnings and a $16.3 million unfavorable year over year net change in working capital. Uses of cash during 2014 included $52.3 million of share repurchases, $8.1 million of capital spending and $11.1 million in cash dividends paid to SWM stockholders.

Recent Developments

We are monitoring new LIP regulations that are expected to be implemented in South Korea during mid-2015 and the potential vote on LIP implementation standards in Russia which is scheduled for May 2014.

Construction continued on our facility at China Tobacco-Schweitzer (Yunnan) Reconstituted Tobacco Company Ltd., or CTS, our reconstituted tobacco joint venture in China. We expect that the CTS facility will open in mid-year 2014 and achieve full capacity by 2016. We also expect CTS to incur additional start-up expenses in 2014 compared to 2013 and achieve profitable operations in 2015.

We believe that indications of 2014 RTL volume requirements from our customers continue to suggest a likely decrease in RTL sales volumes in 2014 compared to 2013. Management is evaluating the possible impacts on our RTL operation in France and the suspended RTL site in the Philippines. The Company began offering certain employees at the French facility a voluntary departure and early retirement program. The total number of employees who will participate and the cost of program is not yet finalized.

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

Net Sales
(dollars in millions)

	Three Months Ended
	March 31, 2014	March 31, 2013	Change	Percent Change	Consolidated Sales Volume Change
Paper	$128.8	$138.9	$(10.1)	(7.3)%	(4)%
Reconstituted Tobacco	44.2	55.6	(11.4)	(20.5)	(26)
Filtration	31.7	—	31.7	N.M.
Total	$204.7	$194.5	$10.2	5.2%

Net sales were $204.7 million in the three months ended March 31, 2014 compared with $194.5 million in the prior-year period. The increase in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes in volume, product mix and selling prices	$(22.9)	(11.8)%
Changes due to royalty income	0.6	0.3
Filtration segment net sales	31.7	16.3
Changes in currency exchange rates	0.8	0.4
Total	$10.2	5.2%

The Paper segment net sales during the three months ended March 31, 2014 of $128.8 million decreased by $10.1 million, or 7.3%, versus $138.9 million in the prior-year period.  The decrease in net sales was the result of $10.6 million in decreased sales volumes, lower average selling prices and unfavorable mix which were partially offset by $0.6 million of higher royalty income.

The Reconstituted Tobacco segment net sales during the three months ended March 31, 2014 of $44.2 million decreased by $11.4 million, or 20.5%, compared with $55.6 million in the prior-year period.  The decrease in net sales of the Reconstituted Tobacco segment resulted from the $12.4 million net impact of lower volumes, mix of products sold and higher average selling prices which were partially offset by $1.0 million in favorable currency impacts.

Operating Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2014	March 31, 2013	Change		2014	2013
Net Sales	$204.7	$194.5	$10.2	5.2%	100.0%	100.0%

Cost of products sold	147.1	131.8	15.3	11.6	71.9	67.8
Gross Profit	$57.6	$62.7	$(5.1)	(8.1)%	28.1%	32.2%

The $5.1 million decrease in gross profit during the three months ended March 31, 2014 versus the prior-year period was primarily due to the $5.6 million negative impacts of lower sales volumes, lower average selling prices and an unfavorable mix of products sold in the Paper and Reconstituted Tobacco segments, $6.2 million in increased manufacturing costs and $2.5 million of higher inflationary costs for energy and labor. These negative factors were partially offset by the $5.1 million gross profit addition from the Filtration segment, operational excellence program improvements, $1.4 million of favorable currency benefits and $0.6 million of higher royalties.

Nonmanufacturing Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2014	March 31, 2013	Change		2014	2013
Selling expense	$5.5	$5.0	$0.5	10.0%	2.7%	2.6%
Research expense	4.1	3.8	0.3	7.9	2.0	2.0
General expense	14.8	10.6	4.2	39.6	7.2	5.4
Nonmanufacturing expenses	$24.4	$19.4	$5.0	25.8%	11.9%	10.0%

Nonmanufacturing expenses in the three months ended March 31, 2014 increased by $5.0 million to $24.4 million from $19.4 million in the prior-year period due to $4.7 million of new costs related to our Filtration segment, higher expenditures on product diversification and corporate structure realignment expenses and other growth initiatives which were partially offset by lower incentive compensation expenses.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $0.1 million in the three months ended March 31, 2014, and $1.6 million in the three months ended March 31, 2013. In both periods, the Company's restructuring and impairment expense was primarily due to severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees associated with previously announced actions.

Operating Profit
(dollars in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	March 31, 2014	March 31, 2013	Change		2014	2013
Paper	$22.5	$25.3	$(2.8)	(11.1)%	17.5%	18.2%
Reconstituted Tobacco	16.2	21.4	(5.2)	(24.3)	36.7	38.5
Filtration	0.4	—	0.4	N.M.	1.3
Unallocated expenses	(6.0)	(5.0)	(1.0)
Total	$33.1	$41.7	$(8.6)	(20.6)%	16.2%	21.4%

Operating profit was $33.1 million in the three months ended March 31, 2014 compared with $41.7 million during the prior-year period.

The Paper segment's operating profit in the three months ended March 31, 2014 was $22.5 million, a decrease of $2.8 million from the prior-year period.  The decrease was primarily due to increased manufacturing costs of $4.1 million and higher inflationary costs of $1.9 million primarily from energy and labor. This decrease was partially offset by favorable impact of foreign exchange, higher royalty income and lower general expenses.

The Reconstituted Tobacco segment's operating profit in the three months ended March 31, 2014 was $16.2 million compared to $21.4 million in the prior-year period.  The decrease was primarily due to $5.2 million in lower sales volume impacts as higher manufacturing costs due to lower production volumes were offset by certain cost improvements including lower non-manufacturing expenses and the favorable impact of foreign exchange.

The Filtration segment's operating profit during the three months ended March 31, 2014 was negatively impacted by the remaining revaluation adjustment of the $3.3 million due to the increase in fair value of acquired inventory from our acquisition of DelStar in December 2013.

Non-Operating Expenses

Interest expense was $1.5 million in the three months ended March 31, 2014, an increase from $0.7 million in the three months ended March 31, 2013.  The increase in interest expense is primarily due to higher debt balances in the 2014 period versus the 2013 period.  The higher debt balance is primarily related to the fourth quarter 2013 acquisition of DelStar. The weighted average effective interest rates on our debt facilities were approximately 1.48% and 1.47% for the three months ended March 31, 2014 and 2013, respectively.

Other income, net was $0.8 million during the three months ended March 31, 2014. The $0.5 million decrease in other income, net compared to the three months ended March 31, 2013 is due to lower foreign currency transaction gains.

Income Taxes

A $9.8 million provision for income taxes in the three months ended March 31, 2014 resulted in an effective tax rate of 30.2% compared with 29.3% in the prior year.  In the three months ended March 31, 2014 and 2013, the effective tax rate was lower than the 35% statutory rate due primarily to our geographic mix of taxable income in foreign jurisdictions with lower statutory rates.

Income from Equity Affiliates

Income from equity affiliates was $0.6 million in the three months ended March 31, 2014 compared with $0.8 million during the prior-year period.  These results reflected the operations of CTM, our the joint venture in China to produce cigarette papers, and CTS, our reconstituted tobacco joint venture whose facility is currently under construction.

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

Net Income and Income per Share

Net income in the three months ended March 31, 2014 was $23.2 million, or $0.75 per diluted share, compared with $30.1 million, or $0.96 per diluted share, during the prior-year period.  The decrease in net income was primarily due to lower sales volumes, lower average selling prices and was partially offset by decreased losses from discontinued operations.

Liquidity and Capital Resources

The Company has created a long-term capital allocation strategy which is focused on the following:

•	Reinvesting capital in core businesses through a disciplined approach to meet global demand for value-adding solutions,

•	Returning at least one-third of annual free cash flow to stockholders via balanced dividends and share repurchase programs, and

•	Retaining flexibility to explore growth opportunities in current and adjacent markets with economic returns similar to or better than SWM's existing business.

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

As of March 31, 2014, $277.4 million of the Company's $277.9 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. The Company considers the undistributed earnings of certain of its foreign subsidiaries to be indefinitely reinvested and currently plans to repatriate such earnings only when tax effective to do so. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries. Certain legal entity realignments and other activities are underway that could permit repatriation of certain of these funds.

Capital spending for 2014 is projected to be approximately $30 million. We generally fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities.

Cash Requirements

As of March 31, 2014, we had net operating working capital of $137.3 million and cash and cash equivalents of $277.9 million, compared with net operating working capital of $115.3 million and cash and cash equivalents of $272.0 million as of December 31, 2013.  Changes in these amounts reflect the impacts of changes in currency exchange rates and excess tax benefits of stock-based awards which are not included in the changes in operating working capital presented on the condensed consolidated statements of cash flow.

Cash Flows from Operating Activities ($ in millions)	Three Months Ended
	March 31, 2014	March 31, 2013
Net Income	$23.2	$30.1
Less: Loss from discontinued operations	—	(0.6)
Income from continuing operations	23.2	30.7
Non-cash items included in net income:
Depreciation and amortization	13.1	8.5
Deferred income tax provision	1.6	4.9
Pension and other postretirement benefits	2.1	0.8
Stock-based compensation	1.1	0.1
Income from equity affiliates	(0.6)	(0.8)
Excess tax benefits of stock-based awards	(0.6)	(0.5)
Other items	(1.6)	(0.3)
Net changes in operating working capital	(19.7)	(3.4)
Net cash provided (used) by operating activities of:
Continuing operations	18.6	40.0
Discontinued operations	(0.3)	1.3
Cash provided by operations	$18.3	$41.3

Net cash provided by operations was $18.3 million in the three months ended March 31, 2014 compared with $41.3 million in the prior-year period. Our net cash provided by operations decreased primarily due to lower earnings and unfavorable net changes in working capital.

Operating Working Capital ($ in millions)	Three Months Ended
	March 31, 2014	March 31, 2013
Changes in operating working capital
Accounts receivable	$(18.3)	$(7.0)
Inventories	(1.6)	(3.9)
Prepaid expenses	(1.5)	(0.9)
Accounts payable	2.3	1.8
Accrued expenses	(0.8)	0.2
Accrued income taxes	0.2	6.4
Net changes in operating working capital	$(19.7)	$(3.4)

In the three months ended March 31, 2014, net changes in operating working capital used cash of $19.7 million. This unfavorable change in working capital was driven primarily by an increase in accounts receivable due to higher net sales at the end of the first quarter 2014 compared to the end of December 2013, increased receivables related to our French LTR unit providing construction work to CTS and utilization of open customer credits, as well as timing of income tax installments.

In the three months ended March 31, 2013, net changes in operating working capital were unfavorable to cash flow by $3.4 million primarily driven by the collection of certain advance payments during the latter part of 2012.

Cash Flows from Investing Activities ($ in millions)	Three Months Ended
	March 31, 2014	March 31, 2013
Capital spending	$(8.1)	$(5.6)
Capitalized software costs	(0.1)	—
Acquisitions, net of cash acquired	(2.4)	—
Investment in equity affiliates	(3.3)	—
Other	2.3	(3.0)
Cash used for investing	$(11.6)	$(8.6)

Cash used for investing activities during the three months ended March 31, 2014 was $11.6 million and consisted primarily of capital spending, an equity contribution to CTM and the working capital adjustment related to our acquisition of DelStar.

Cash Flows from Financing Activities ($ in millions)	Three Months Ended
	March 31, 2014	March 31, 2013
Cash dividends paid to SWM stockholders	$(11.1)	$(9.4)
Net proceeds from borrowings	62.4	7.5
Purchases of common stock	(52.3)	(1.7)
Proceeds from exercises of stock options	—	0.3
Excess tax benefits of stock-based awards	0.6	0.5
Cash provided by (used in) financing	$(0.4)	$(2.8)

During the three months ended March 31, 2014, financing activities consisted primarily of share repurchases of $52.3 million and cash dividends of $11.1 million paid to SWM stockholders which were offset by net proceeds from borrowings.

During the three months ended March 31, 2013, financing activities consisted primarily of $1.7 million of share repurchases and cash dividends of $9.4 million paid to SWM stockholders which were partially offset by net proceeds from borrowings of $7.5 million.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On May 7, 2014, we announced a cash dividend of $0.36 per share payable on June 26, 2014 to stockholders of record on May 22, 2014. The covenants contained in our Credit Agreement (as defined below) require that we maintain certain financial ratios, as disclosed in Note 10. Debt, of the notes to condensed consolidated financial statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the three months ended March 31, 2014, we repurchased 1,160,811 shares of our common stock at a cost of $52.3 million through open market purchases and for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended March 31, 2013, we repurchased 43,458 shares of our common stock for $1.7 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants ($ in millions)	Three Months Ended
	March 31, 2014	March 31, 2013
Changes in short-term debt	$4.2	$0.5
Proceeds from issuances of long-term debt	117.0	10.1
Payments on long-term debt	(58.8)	(3.1)
Net (payments on) proceeds from borrowings	$62.4	$7.5

Net proceeds from long-term debt were $58.2 million during the three months ended March 31, 2014.  With the current level of borrowing and forecasted results, we expect to remain in compliance with the financial covenants contained in our Credit Agreement.

The Company's five-year unsecured revolving credit facility, or Credit Agreement, provides for borrowing capacity of $500 million and includes a $300 million equivalent sub-limit available in euro with an option to increase borrowing capacity by $200 million.  Availability under the Credit Agreement was $73.6 million as of March 31, 2014. We also had availability under our bank overdraft facilities and lines of credit of $40.6 million as of March 31, 2014.

The Credit Agreement contains certain covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.00 and (b) minimum interest coverage ratio of 3.50. The Company was in compliance with all of its covenants under the Credit Agreement at March 31, 2014.

Our total debt to capital ratios at March 31, 2014 and December 31, 2013 were 46.0% and 40.7%, respectively.

Other Factors Affecting Liquidity and Capital Resources

Our pension obligations are funded by our separate pension trusts, which held $138.3 million in assets at December 31, 2013. The combined projected benefit obligation of our U.S. and French pension plans was underfunded by $21.0 million as of December 31, 2013. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We are not required to make contributions to our U.S. and French pension plans during 2014.

The Paper segment has minimum purchase agreements for flax fiber during 2014 of approximately $8 million and for wood pulp of $5 million. The Reconstituted Tobacco segment has minimum purchase agreements for tobacco stems of approximately $2 million in 2014. The Paper segment's PDM Industries S.A.S., or PDMI, mill has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $2 million per year through 2024. Future purchases are expected to be at levels that exceed such minimum levels under these contracts.

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

Schweitzer-Mauduit do Brasil Industria e Comércio de Papel Ltda., or SWM-B, our Paper segment's Brazilian mill, has an agreement for the transmission and distribution of energy that covers 100% of the mill's consumption of electrical energy valued at approximately $4 million annually through 2015. The French mills have contracts for natural gas to be distributed to and consumed at PDMI, LTRI and St. Girons. The value of the natural gas and distribution to be provided under these contracts is estimated at approximately $24 million in 2014.

Outlook

We believe that SWM's solid operating foundation and technology position allows us to seize opportunities in our core tobacco business of providing value-adding solutions to our customers. Smoking attrition rates in mature areas are expected to continue to drive the overall demand decline for cigarette papers. As additional countries are anticipated to adopt LIP legislation, we plan to build upon our technology position and excellent reputation in this premium application to serve our customers' increasing needs for those products, which we expect to support the margin profile in our paper business. The timing of potential regulations and implementations is unknown. In the absence of new LIP implementations during 2014, we expect that our tobacco paper volume declines will be impacted by the overall industry attrition rates. South Korea appears to be the next country to adopt LIP regulations, with a targeted July 2015 implementation date. We estimate LIP regulations could lead to a 10% increase in global LIP paper demand based on annual cigarette consumption in South Korea of approximately 85 billion sticks.

The Company also intends to capitalize on growth opportunities and regulatory trends requiring more sophisticated cigarettes in design and performance. As proposed tar delivery limits are implemented in China, SWM expects increased demand for reconstituted tobacco leaf, and we believe that we are strategically positioned to respond to such increased demand with our CTS joint venture in China which we expect to start production in the middle of 2014.

The acquisition of DelStar provides an opportunity to diversify beyond the tobacco industry. We expect that the Filtration segment's growth will be driven by expected demand for filtration products, with an emphasis on water filtration. We also believe that adjacencies between DelStar's filtration products and certain of SWM's legacy product and technology will allow us to realize commercial synergy growth. We expect our global platform and operational excellence programs to help DelStar as well.

Worldwide economic uncertainty and its effects on foreign exchange volatility could be challenging for our global results. We serve tobacco industry customers and face competitive pressure on pricing and volumes worldwide due to the continued decline of cigarette consumption in western countries. We expect RTL volumes and operating profit to decline meaningfully in 2014 from 2013 levels. SWM expects to continue driving cost reductions through our operational excellence and lean manufacturing efforts as well as through restructuring actions. We expect that such cost reductions will deliver value to our customers and help mitigate anticipated inflationary and competitive pressures. In addition, we intend to continue evaluating other opportunities to address ongoing imbalances of demand and supply, particularly as tobacco industry growth is occurring primarily in regions such as Asia, in an effort to continue providing competitive and high quality, value-adding solutions in growing areas. We intend to continue reviewing various internal and external growth opportunities, including potential acquisitions, to diversify the Company over the long term.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act.  Forward-looking statements include, without limitation, those regarding 2014 outlook and future performance, our capital allocation strategy, mergers and acquisitions, future market trends, future RTL operating profit and volume trends, smoking attrition rates, DelStar synergies, and growth prospects, capital spending, the impact of our operational excellence program, the opening and profitability of CTS (our RTL joint venture in China), the adoption of LIP regulations in new countries (including South Korea and Russia), currency rates and trends, future cash flows, benefits associated with our legal entity realignment, outcome of litigation or other disputes, purchase accounting impacts, and other statements generally identified by words such as "believe," "expect," "intend,” "potential," "anticipate," "project," "appears," "should," "could," "may," "typically," "will" and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as the following factors:

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

•
Weather conditions, including potential impacts, if any, from climate change, known and unknown, seasonal factors that affect the demand for virgin tobacco leaf and natural disasters or unusual weather events;

•	Increases in commodity prices and lack of availability of such commodities, including energy, wood pulp and resins, could impact the profitability of our products;

•	Increases in operating costs due to inflation or otherwise, such as labor expense, compensation and benefit costs, including costs related to the comprehensive health care reform law enacted in 2010;

•	Employee retention and labor shortages;

•
Changes in employment, wage and hour laws and regulations in the U.S. and France, including loi de Securisation de l'emploi, equal pay initiatives, additional anti-discrimination rules or tests and different interpretations of exemptions from overtime laws;

•	New regulatory initiatives by the U.S. Food and Drug Administration or other regulatory agencies, including the proposed regulation of cigars and cigar components;

•	New reports as to the effect of smoking on human health;

•	Changes in general economic, financial and credit conditions in the U.S. and elsewhere, including the impact thereof on currency (including any weakening of the euro) and interest rates;

•	Existing and future governmental regulation and the enforcement thereof, including regulation relating to the tobacco industry, taxation and the environment;

•	The success of, and costs associated with, current or future restructuring initiatives, including the granting of any needed governmental approvals;

•
Changes in the discount rates, revenue growth, cash flow growth rates or other assumptions used by the Company in its assessment for impairment of assets and adverse economic conditions or other factors that would result in significant impairment charges;

•	The failure of one or more suppliers;

•	Risks associated with our 50%-owned, non-U.S. joint ventures relating to control and decision-making, compliance, transparency and customer relations, among others;

•	A failure of any insurance company or counterparties to our currency or interest rate swaps and hedges;

•	The number, type, outcomes (by judgment or settlement) and costs of legal, regulatory or administrative proceedings, including those in Brazil;

•	Labor activities at our facilities and new regulations or changes in existing regulations and procedures by the National Labor Relations Board or other authorities;

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

•
Risks associated with our legal entity and business realignment initiatives, including changes in law, treaties, timing of execution and regulatory determinations, and ongoing maintenance compliance risks;

•	Increased taxation on tobacco products;

•	Costs and timing of implementation of any upgrades to our information technology systems;

•	Failure by us to comply with any privacy or data security laws or to protect against theft of customer and corporate sensitive information; and

•	Other factors described elsewhere in this document and from time to time in documents that we file with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at March 31, 2014 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings and disputes. See Note 18. Commitments and Contingencies, of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 and Note 12. Commitments and Contingencies, of the notes to the condensed consolidated financial statements included herein. There have been no material developments to these matters.

Item 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it has repurchased during 2014 and the remaining amount of share repurchases currently authorized by our Board of Directors as of March 31, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 2014	232,019	$46.37	228,152	$10.6
February 2014	590,412	45.33	541,248	$24.4
March 2014	338,380	44.24	338,380	$15.0
Total Year-to-Date 2014	1,160,811	$45.22	1,107,780	$50.0	$—

In September 2013, the Board of Directors authorized the repurchase of shares of SWM common stock during the period from November 8, 2013 to December 31, 2014 in an amount not to exceed $50.0 million which has been fully utilized as of March 31, 2014.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

‡	This Section 906 certification is not being incorporated by reference into this Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ JEFFREY A. COOK	By:	/s/ ROBERT J. CARDIN
	Jeffrey A. Cook Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)		Robert J. Cardin Corporate Controller (principal accounting officer)

	May 7, 2014		May 7, 2014

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Form 10-Q filing:

•	"Banded cigarette paper" is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.

•	"Binder" is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.

•	"Cigarette paper" wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.

•	"Flax" is a cellulose fiber from a flax plant used as a raw material in the production of certain cigarette papers.

•
"Lower ignition propensity cigarette paper" includes banded and print banded cigarette paper, both of which contain bands, which increase the likelihood that an unattended cigarette will self-extinguish.

•
"Net debt to EBITDA ratio" is a financial measurement used in bank covenants where "Net Debt" is defined as consolidated total debt minus unrestricted cash and cash equivalents in excess of $15 million, and “EBITDA” is defined as net income plus the sum of interest expense, income tax expense, depreciation and amortization, non-cash restructuring and impairment charges less amortization of deferred revenue and interest in the earnings of equity affiliates to the extent such earnings are not distributed to the Company.

•	"Total debt to capital ratio" is total debt divided by the sum of total debt and total stockholders’ equity.

•	"Net debt to equity ratio" is total debt less cash and cash equivalents, divided by stockholders’ equity.

•	"Net operating working capital" is accounts receivable, inventory, income taxes receivable and prepaid expense, less accounts payable, accrued expenses and income taxes payable.

•	"Opacity" is a measure of the extent to which light is allowed to pass through a given material.

•	"Operating profit return on assets" is operating profit divided by average total assets.

•	"Plug wrap paper" wraps the outer layer of a cigarette filter and is used to hold the filter materials in a cylindrical form.

•	"Print banded cigarette paper" is a type of paper, used to produce lower ignition propensity cigarettes, with bands added to the paper during a printing process, subsequent to the papermaking process.

•
"Reconstituted tobacco" is produced in two forms: leaf, or reconstituted tobacco leaf, and wrapper and binder products. Reconstituted tobacco leaf is blended with virgin tobacco as a design aid to achieve certain attributes of finished cigarettes. Wrapper and binder are reconstituted tobacco products used by manufacturers of cigars.

•
"Restructuring expense" represents expenses incurred in connection with activities intended to significantly change the size or nature of the business operations, including significantly reduced utilization of operating equipment, exit of a product or market or a significant workforce reduction and charges to reduce property, plant and equipment to its fair value.

•
"Start-up costs" are costs incurred prior to generation of income producing activities in the case of a new plant, or costs incurred in excess of expected ongoing normal costs in the case of a new or rebuilt machine. Start-up costs can include excess variable costs such as raw materials, utilities and labor and unabsorbed fixed costs.

•	"Tipping paper" joins the filter element to the tobacco-filled column of the cigarette and is both printable and glueable at high speeds.

•	"Wrapper" covers the outside of cigars providing a uniform, finished appearance.