Form 10-Q
period 2014-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2014-08-06
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2014
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

The Company had 30,461,362 shares of common stock issued and outstanding as of August 1, 2014.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Sales	$203.6	$196.5	$408.3	$391.0
Cost of products sold	144.4	131.6	291.5	263.4
Gross Profit	59.2	64.9	116.8	127.6

Selling expense	5.5	5.5	11.0	10.5
Research expense	4.2	3.7	8.3	7.5
General expense	15.8	12.9	30.6	23.5
Total nonmanufacturing expenses	25.5	22.1	49.9	41.5

Restructuring and impairment expense	3.2	0.7	3.3	2.3
Operating Profit	30.5	42.1	63.6	83.8
Interest expense	2.1	0.7	3.6	1.4
Other income, net	2.8	1.2	3.6	2.5
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	31.2	42.6	63.6	84.9

Provision for income taxes	6.5	13.8	16.3	26.2
Income from equity affiliates, net of income taxes	0.3	0.6	0.9	1.4
Income from Continuing Operations	25.0	29.4	48.2	60.1
Loss from Discontinued Operations	—	(2.8)	—	(3.4)
Net Income	$25.0	$26.6	$48.2	$56.7

Net Income (Loss) per Share - Basic:
Income per share from continuing operations	$0.82	$0.94	$1.57	$1.92
Loss per share from discontinued operations	—	(0.09)	—	(0.11)
Net income per share – basic	$0.82	$0.85	$1.57	$1.81

Net Income (Loss) per Share – Diluted:
Income per share from continuing operations	$0.81	$0.93	$1.56	$1.91
Loss per share from discontinued operations	—	(0.09)	—	(0.11)
Net income per share – diluted	$0.81	$0.84	$1.56	$1.80

Weighted Average Shares Outstanding:

Basic	30,096,500	31,097,300	30,379,700	31,021,900

Diluted	30,210,700	31,259,500	30,492,900	31,184,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Income	$25.0	$26.6	$48.2	$56.7
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	(0.7)	(4.8)	(2.4)	(16.0)
Less: Reclassification adjustment for realized translation adjustments	—	(1.1)	—	(1.1)

Unrealized gains (losses) on derivative instruments	2.2	(6.1)	5.1	(4.7)
Less: Reclassification adjustment for (gains) losses on derivative instruments included in net income	0.8	(0.2)	2.2	(0.5)

Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	0.8	1.0	1.6	2.1
Other Comprehensive Income (Loss)	3.1	(11.2)	6.5	(20.2)
Comprehensive Income	$28.1	$15.4	$54.7	$36.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$291.4	$272.0
Accounts receivable, net	124.2	107.6
Inventories	130.4	132.8
Income taxes receivable	14.6	9.9
Current deferred income tax benefits	8.9	10.1
Other current assets	5.7	4.7
Total Current Assets	575.2	537.1

Property, Plant and Equipment, net	389.7	393.2
Deferred Income Tax Benefits	—	—
Investment in Equity Affiliates	66.8	63.1
Goodwill	121.0	121.1
Intangible Assets	79.2	80.7
Other Assets	32.0	31.6
Total Assets	$1,263.9	$1,226.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$4.2	$4.2
Accounts payable	50.0	49.4
Accrued expenses	81.4	92.7
Total Current Liabilities	135.6	146.3

Long-Term Debt	444.9	381.2
Pension and Other Postretirement Benefits	28.9	28.7
Deferred Income Tax Liabilities	83.1	80.9
Other Liabilities	26.3	28.3
Total Liabilities	718.8	665.4
Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 30,460,933 and 31,423,427 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	3.0	3.1
Additional paid-in-capital	46.9	43.3
Retained earnings	493.7	520.0
Accumulated other comprehensive loss, net of tax	1.5	(5.0)
Total Stockholders’ Equity	545.1	561.4
Total Liabilities and Stockholders’ Equity	$1,263.9	$1,226.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	31,209,866	$3.1	$41.0	8,760	$(0.3)	$483.4	$(15.4)	$511.8
Net income						56.7		56.7
Other comprehensive loss, net of tax							(20.2)	(20.2)
Dividends declared ($0.60 per share)						(18.8)		(18.8)
Restricted stock issuances, net	208,061		(0.2)	(5,000)	0.2			—
Stock-based employee compensation expense			0.8					0.8
Excess tax benefits of stock-based employee compensation			0.5					0.5
Stock issued to directors as compensation	771		0.1					0.1
Issuance of shares for options exercised	21,000		0.3					0.3
Share cancellation	(47,218)		(1.8)	(47,218)	1.8			—
Purchases of common stock				43,458	(1.7)			(1.7)
Balance, June 30, 2013	31,392,480	$3.1	$40.7	—	$—	$521.3	$(35.6)	$529.5

Balance, December 31, 2013	31,423,427	$3.1	$43.3	—	$—	$520.0	$(5.0)	$561.4
Net income						48.2		48.2
Other comprehensive income, net of tax							6.5	6.5
Dividends declared ($0.72 per share)						(22.0)		(22.0)
Restricted stock issuances, net	198,180	—	—	—	—			—
Stock-based employee compensation expense			3.0					3.0
Excess tax benefits of stock-based employee compensation			0.6					0.6
Stock issued to directors as compensation	1,138	—	—					—
Purchases and retirement of common stock	(1,161,812)	(0.1)	—	—	—	(52.5)		(52.6)
Balance, June 30, 2014	30,460,933	$3.0	$46.9	—	$—	$493.7	$1.5	$545.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
Operations
Net income	$48.2	$56.7
Less: Loss from discontinued operations	—	(3.4)
Income from continuing operations	48.2	60.1
Non-cash items included in net income:
Depreciation and amortization	23.6	18.1
Deferred income tax provision	2.9	7.7
Pension and other postretirement benefits	2.1	2.4
Stock-based compensation	3.0	0.8
Income from equity affiliates	(0.9)	(1.4)
Excess tax benefits of stock-based awards	(0.6)	(0.5)
Cash dividends received from equity affiliates	4.4	3.6
Other items	(2.1)	1.1
Changes in operating working capital:
Accounts receivable	(16.5)	(5.1)
Inventories	(0.9)	(4.3)
Prepaid expenses	(0.9)	(0.5)
Accounts payable	3.8	0.7
Accrued expenses	(5.6)	2.1
Accrued income taxes	(4.0)	(4.1)
Net changes in operating working capital	(24.1)	(11.2)
Net cash provided by operating activities of:
- Continuing operations	56.5	80.7
- Discontinued operations	0.9	1.1
Cash Provided by Operations	57.4	81.8
Investing
Capital spending	(15.1)	(9.2)
Capitalized software costs	(0.2)	(0.1)
Acquisitions, net of cash acquired	(2.4)	—
Investment in equity affiliates	(8.8)	—
Other investing	(1.5)	(0.6)
Cash Used for Investing	(28.0)	(9.9)
Financing
Cash dividends paid to SWM stockholders	(22.0)	(18.8)
Changes in short-term debt	0.2	(0.7)
Proceeds from issuances of long-term debt	210.0	31.4
Payments on long-term debt	(146.2)	(21.3)
Purchases of common stock	(52.6)	(1.7)
Proceeds from exercise of stock options	—	0.3
Excess tax benefits of stock-based awards	0.6	0.5
Cash Used in Financing	(10.0)	(10.3)
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)
Increase in cash and cash equivalents	19.4	61.5
Cash and cash equivalents at beginning of period	272.0	151.2
Cash and cash equivalents at end of period	$291.4	$212.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1. General

Nature of Business

Schweitzer-Mauduit International, Inc., or SWM or the Company, is a multinational diversified producer of premium specialty papers and filtration media headquartered in the United States of America. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper and filtration products for use in other industry applications. We manufacture lightweight specialty papers used in manufacturing ventilated cigarettes, banded papers used in the production of lower ignition propensity, or LIP, cigarettes and resin-based plastic netting through an extrusion process, as well as certain meltblown products and machined plastic core tubes. We are also the leading independent producer of reconstituted tobacco used in producing blended cigarettes.

The primary products we sell to the tobacco industry include cigarette, plug wrap and base tipping papers, or Cigarette Papers, which are used to wrap various parts of a cigarette and reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars. We sell these products directly to tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. We also sell a diverse mix of products to non-tobacco industries, including low volume, high-value engineered papers and commodity paper grades produced, among other reasons, to maximize our machine utilization. In December 2013, we acquired DelStar, Inc., or DelStar, a manufacturer of plastic netting and other resin-based products mainly focused on the filtration and medical market segments. The acquisition of DelStar diversifies SWM's global presence in advanced materials, particularly in filtration.

We conduct business in over 90 countries and operate 14 production locations worldwide, with facilities in the United States, Canada, France, Brazil, China and Poland. We also have a 50% equity interest in two joint ventures in China: China Tobacco Mauduit (Jiangmen) Paper Industry Ltd., or CTM, which produces cigarette and porous plug wrap papers, and China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS, which produces RTL.

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

In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). The new guidance specifies how and when an entity will recognize revenue arising from contracts with customers and requires entities to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual periods beginning on or after December 15, 2016 and may be implemented using a full retrospective or a modified retrospective application. The Company is currently in the process of evaluating the impact of the adoption on the consolidated financial statements.

Note 2. Other Comprehensive Income

Comprehensive income includes net income, as well as items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented comprehensive income in the condensed consolidated statements of comprehensive income (loss). Reclassification adjustments of derivative instruments are presented in Net Sales in the condensed consolidated statements of income. See Note 11. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit, or OPEB, liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 13. Postretirement and Other Benefits.

Components of accumulated other comprehensive loss were as follows ($ in millions):

	June 30, 2014	December 31, 2013
Accumulated pension and OPEB liability adjustments, net of income tax of $15.7 million and $16.6 million at June 30, 2014 and December 31, 2013, respectively	$(28.5)	$(30.1)
Accumulated unrealized loss on derivative instruments, net of income tax (benefit) provision of $(0.2) million and $0.3 million at June 30, 2014 and December 31, 2013, respectively	(0.8)	(8.1)
Accumulated unrealized foreign currency translation adjustments	30.8	33.2
Accumulated other comprehensive income (loss)	$1.5	$(5.0)

Changes in the components of accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	June 30, 2014			June 30, 2013
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$1.3	$(0.5)	$0.8	$1.4	$(0.4)	$1.0
Unrealized gain (loss) on derivative instruments	3.0	—	3.0	(6.1)	(0.2)	(6.3)
Unrealized foreign currency translation adjustments	(0.7)	—	(0.7)	(5.9)	—	(5.9)
Total	$3.6	$(0.5)	$3.1	$(10.6)	$(0.6)	$(11.2)

	Six Months Ended
	June 30, 2014			June 30, 2013
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$2.5	$(0.9)	$1.6	$3.3	$(1.2)	$2.1
Unrealized gain (loss) on derivative instruments	6.8	0.5	7.3	(4.4)	(0.8)	(5.2)
Unrealized foreign currency translation adjustments	(2.4)	—	(2.4)	(17.1)	—	(17.1)
Total	$6.9	$(0.4)	$6.5	$(18.2)	$(2.0)	$(20.2)

Note 3. DelStar Acquisition

On December 12, 2013, the Company completed the acquisition of DelStar through a merger of SWM Acquisition Corp. II, an indirect wholly-owned subsidiary of the Company with and into DelStar. As a result of the merger, DelStar became a wholly-owned, indirect subsidiary of the Company. The DelStar acquisition diversifies SWM’s global presence in advanced materials, focused in large part on filtration.

As consideration, the Company paid $233.7 million in cash, including $2.4 million paid in March 2014, primarily for the adjusted value of working capital at the acquisition date. The acquisition was financed using borrowings under the Company's Credit Agreement (as defined in Note 10. Debt).

The consideration paid for DelStar and the final fair values of the assets acquired and liabilities assumed as of the December 12, 2013 acquisition date are as follows ($ in millions):

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

The Company used the income, market, or cost approach (or a combination thereof) for the valuation as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions. Market participants are considered to be buyers and sellers in the principal or most advantageous market for the asset or liability. For certain items, the carrying amount was determined to be a reasonable approximation of fair value based on information available to SWM management. The fair value of receivables acquired from DelStar on December 12, 2013 was $17.3 million, with gross contractual amounts receivable of $17.6 million. Acquired inventories and property, plant and equipment were recorded at their fair values. Acquired intangible assets are primarily trade names, customer relationships and developed technology.

Properties acquired included a number of manufacturing and related facilities, land and leased sites that include leasehold improvements, and machinery and equipment for use in manufacturing operations. Management valued properties using the cost approach, supported where available by observable market data which included consideration of obsolescence.

Intangible assets acquired included a number of trade names that are both business-to-business and business-to-consumer. Also acquired was technology related to products subject to a number of existing patents and trade know-how. In addition to these intangible assets, the Company acquired a number of customer relationships in the water filtration, industrial filtration and healthcare industries. Management valued intangible assets using the relief from royalty and multi-period excess earnings methods, both forms of the income approach supported by observable market data for peer companies. The following table shows the fair values assigned to intangible assets ($ in millions):

	Fair Value as of December 12, 2013	Weighted-Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships	$45.3	23
Developed technology	13.8	12.8
Indefinite-lived intangible assets:
Trade names	21.8	Indefinite
Total	$80.9	21

In connection with the DelStar acquisition, the Company recorded goodwill, which represents the excess of the consideration transferred over the estimated fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to DelStar's revenue growth from combining the SWM and DelStar businesses and workforce as well as the benefits of access to different market segments and customers. Goodwill from the DelStar acquisition was assigned to the Filtration segment. None of the goodwill is expected to be deductible for tax purposes. The goodwill was determined on the basis of the fair values of the assets and liabilities identified as of the acquisition date.

In December 2013, the Company incurred $2.0 million in financing costs related to the DelStar acquisition. In the six months ended June 30, 2014 and in December 2013, the Company recognized $0.4 million and $1.1 million, respectively, in direct and indirect acquisition-related costs. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General Expense line item in the condensed consolidated statements of income. Financing costs related to expanding the Credit Agreement have been capitalized and will be amortized in Interest Expense over the life of the Credit Agreement.

Note 4. Discontinued Operations

The Company's former paper mills in Medan, Indonesia and in San Pedro, Philippines have been reported as discontinued operations. The sale of the Indonesia mill was completed in the second quarter of 2013. The physical assets at the Philippines paper mill were sold during the fourth quarter of 2013. For all periods presented, results of these mills have been removed from each individual line within the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of discontinued operations.

Included in Other Current Assets, Other Assets and Accrued Expenses within the condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	June 30, 2014	December 31, 2013
Assets of discontinued operations:
Current assets	$1.1	$2.0
Other assets	3.9	3.1

Liabilities of discontinued operations:
Current liabilities	0.5	0.6

Summary financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales	$—	$2.0	$—	$6.4
Restructuring and impairment expense	—	1.5	—	1.4
Loss on disposal	—	(1.6)	—	(1.6)
Loss from discontinued operations before income taxes	—	(3.6)	—	(4.0)
Income tax benefit	—	0.8	—	0.6
Loss from discontinued operations	—	(2.8)	—	(3.4)

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

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator (basic and diluted):
Net income	$25.0	$26.6	$48.2	$56.7
Less: Dividends paid to participating securities	(0.1)	—	(0.2)	(0.1)
Less: Undistributed earnings available to participating securities	(0.2)	(0.2)	(0.3)	(0.4)
Undistributed and distributed earnings available to common stockholders	$24.7	$26.4	$47.7	$56.2

Denominator:
Average number of common shares outstanding	30,096.5	31,097.3	30,379.7	31,021.9
Effect of dilutive stock-based compensation	114.2	162.2	113.2	162.7
Average number of common and potential common shares outstanding	30,210.7	31,259.5	30,492.9	31,184.6

There were no anti-dilutive stock options during the three or six month periods ended June 30, 2014 or 2013.

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

	June 30, 2014	December 31, 2013
Raw materials	$34.1	$39.2
Work in process	31.2	24.4
Finished goods	50.5	50.9
Supplies and other	14.6	18.3
Total	$130.4	$132.8

Note 7. Goodwill

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2014 were as follows($ in millions):

	Reconstituted Tobacco	Filtration	Total
Goodwill as of December 31, 2013	$6.0	$115.1	$121.1

Foreign currency translation adjustments	(0.1)	—	(0.1)

Goodwill as of June 30, 2014	$5.9	$115.1	$121.0

Note 8. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer Relationships (Filtration)	45.3	1.1	44.2	45.3	0.1	45.2
Developed Technology (Filtration)	13.8	0.6	13.2	13.8	0.1	13.7
Total	$59.1	$1.7	$57.4	$59.1	$0.2	$58.9

Unamortized intangible assets (Filtration)
Trade names	$21.8			$21.8

Amortization expense of intangible assets was $0.7 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $1.5 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively. Finite-lived intangibles in the Filtration segment are expensed using the straight-line amortization method. The estimated aggregate amortization expense is $3.1 million in each of the next five years.

Note 9. Restructuring Activities

The Company incurred restructuring expenses of $3.2 million and $0.7 million in the three months ended June 30, 2014 and 2013, respectively, and $3.3 million and $2.3 million in the six months ended June 30, 2014 and 2013, respectively.

In the Paper segment, restructuring expenses were $0.4 million for the three months ended June 30 2013 and $1.5 million for the six months ended June 30, 2013, primarily related to severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions.

The Reconstituted Tobacco segment restructuring and impairment expenses were $3.2 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively, and $3.3 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014, restructuring expenses primarily related to a voluntary early retirement program at our Spay, France facility. The 2013 expenses were for severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions.

Restructuring liabilities were classified within Accrued Expenses in each of the consolidated balance sheets as of June 30, 2014 and December 31, 2013. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended June 30, 2014 and December 31, 2013 are summarized as follows ($ in millions):

	Six Months Ended	Year Ended
	June 30, 2014	December 31, 2013
Balance at beginning of year	$4.7	$3.4
Accruals for announced programs	3.3	3.9
Cash payments	(2.4)	(2.7)
Exchange rate impacts	—	0.1
Balance at end of period	$5.6	$4.7

Note 10. Debt

Total debt is summarized in the following table ($ in millions):

	June 30, 2014	December 31, 2013
Credit Agreement - U.S. dollar borrowings	$351.0	$367.7
Credit Agreement - euro borrowings	80.0	—
French Employee Profit Sharing	16.8	15.8
Bank Overdrafts	1.2	1.7
Other	0.1	0.2
Total Debt	449.1	385.4
Less: Current debt	(4.2)	(4.2)
Long-Term Debt	$444.9	$381.2

Credit Agreement

In December 2013, the Company amended and restated its five-year unsecured revolving credit facility, or Credit Agreement. The Credit Agreement provides for borrowing capacity of $500 million in either U.S. dollars or a $300 million equivalent sublimit in euros, with an option to increase borrowing capacity by $200 million. The Credit Agreement contains representations and warranties customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.00 and (b) minimum interest coverage ratio of 3.50. The Company was in compliance with all of its covenants under the Credit Agreement at June 30, 2014.

Under the Credit Agreement, interest rates are based on the London Interbank Offered Rate plus an applicable margin that varies from 1.25% to 2.00% depending on the Net Debt to EBITDA Ratio, as defined in the Credit Agreement.  The Company will incur commitment fees at an annual rate of 0.20% to 0.30% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to EBITDA Ratio. As of June 30, 2014, the applicable interest rate on Credit Agreement borrowings was 1.44% on U.S. dollar borrowings and 1.41% on euro borrowings.

Fair Value of Debt

At June 30, 2014 and December 31, 2013, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts since the interest rates were variable and based on current market indices.

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

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at June 30, 2014 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$1.5	Accrued Expenses	$2.2
Foreign exchange contracts	Other Assets	—	Other Liabilities	0.4
Interest rate contracts	Other Assets	—	Other Liabilities	0.3
Total derivatives designated as hedges		$1.5		$2.9

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

The following table provides the effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax				(Loss) Gain Reclassified from AOCI
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Foreign exchange contracts	$3.3	$(6.3)	$7.8	$(5.2)	$(0.8)	$0.2	$(2.2)	$0.5
Interest rate contracts	(0.3)	—	(0.5)	—	—	—	—	—
Total	$3.0	$(6.3)	$7.3	$(5.2)	$(0.8)	$0.2	$(2.2)	$0.5

The Company's designated derivative instruments are perfectly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three or six months ended June 30, 2014 and 2013.

The following table provides the effect that derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of Gain / (Loss) Recognized in Other Income / Expense
	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Foreign exchange contracts	$—	$(0.4)	$0.1	$(0.8)

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

Both of the Raw Materials Assessments are presently on appeal in separate chambers of the Federal Supreme Court of Brazil. SWM-B won a favorable ruling in each at the first level, then received a favorable ruling on Assessment 1 on appeal and an unfavorable ruling on Assessment 2 on appeal. Assessment 1 is before the court on the State's appeal of a procedural question which, if decided favorably to us, would invalidate Assessment 1. If decided against SWM-B, the lower court would be notified to send the case records to the Federal Supreme Court for a decision on the merits.  Assessment 2 is before the Federal Supreme Court of Brazil on SWM-B’s appeal on the merits and will be decided by the action of the chamber of the court hearing the matter, unless there is a prior decision by a chamber of the Federal Supreme Court on Assessment 1 that contradicts such decision, in which case the conflict between the rulings of the different chambers would be decided by the Federal Supreme Court sitting as a whole.  No docket entry has been made yet regarding argument on either Assessment 1 or Assessment 2.   Based on the foreign currency exchange rate at June 30, 2014, the Raw Materials Assessments totaled approximately $42 million, of which approximately $19 million is covered by the above-discussed indemnification.

Beginning February 2008, SWM-B received assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS and Fundo Estadual de Combate à Pobreza (FECP) taxes on interstate purchases of electricity. The state issued three assessments against SWM-B, one for each of the following time periods: May 2006 - November 2007 (the first electricity assessment), January 2008 - December 2010 (the second electricity assessment), and September 2011 - September 2013 (the third electricity assessment, and collectively with the first electricity assessment and the second electricity assessment, the Electricity Assessments). SWM-B has challenged all three Electricity Assessments in administrative proceedings before the state tax council (Junta de Revisão Fiscal and Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."

SWM-B's challenges to the first two Electricity Assessments were unsuccessful at the first administrative level (Junta de Revisão), but different appeals chambers of the Conselho de Contribuintes have reached different conclusions about the assessments. On the first electricity assessment, one chamber of the Conselho de Contribuintes recognized that SWM-B is an electricity-intensive consumer but denied applicability of the tax deferral resolution. On the second electricity assessment, a different chamber of the Junta de Revisão Fiscal recognized that SWM-B is an electricity-intensive consumer and agreed that the tax deferral resolution applies. Both assessments are now on appeal before the full council of the Conselho de Contribuintes, which is scheduled to hear the cases on August 27, 2014. Court proceedings are possible if the full administrative council issues an adverse decision. SWM-B's challenge to the third electricity assessment is pending at the first administrative level (Junta de Revisão Fiscal). Based on the foreign currency exchange rate at June 30, 2014, the Electricity Assessments totaled approximately $21 million.

The state of Rio de Janeiro has a tax amnesty program open in August and September 2014 that could permit SWM-B to resolve one or more of the ICMS assessments by paying a portion of the total taxes claimed. However, as SWM-B evaluates this program, it continues to vigorously contest the Raw Materials Assessments and the Electricity Assessments and believes that they will ultimately be resolved in its favor. No liability has been recorded in our condensed consolidated financial statements for these assessments based on our evaluation of these matters under the facts and law as presently understood. The Company can give no assurance as to the ultimate outcome of such proceedings.

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

General Matters

In the ordinary course of conducting business activities, the Company and its subsidiaries are involved in certain other judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured regulatory, employment, general and commercial liability, environmental and other matters. At this time, the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial condition, results of operations or cash flows. However, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial condition, results of operations or cash flows.

Note 13. Postretirement and Other Benefits

The Company sponsors pension benefits in the United States, France and Canada and postretirement healthcare and life insurance, or OPEB, benefits in the United States and Canada. The Company’s Canadian pension and OPEB benefits are not material and therefore are not included in the following disclosures.

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three and six months ended June 30, 2014 and 2013 were as follows ($ in millions):

	Three Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$0.4	$0.3	$—	$—
Interest cost	1.1	1.3	0.2	0.2	0.1	0.1
Expected return on plan assets	(2.2)	(1.8)	(0.1)	(0.1)	—	—
Amortizations and other	1.2	1.8	0.2	0.2	(0.2)	(0.2)
Net periodic benefit cost	$0.1	$1.3	$0.7	$0.6	$(0.1)	$(0.1)

	Six Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$0.7	$0.6	$—	$—
Interest cost	2.8	2.6	0.4	0.4	0.1	0.1
Expected return on plan assets	(3.7)	(3.6)	(0.2)	(0.2)	—	—
Amortizations and other	2.2	3.5	0.5	0.5	(0.3)	(0.4)
Net periodic benefit cost	$1.3	$2.5	$1.4	$1.3	$(0.2)	$(0.3)

During the fiscal year ended December 31, 2014, the Company expects to recognize approximately $3.7 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $1 million for its French pension plans.

Note 14. Income Taxes

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision for income taxes is as follows ($ in millions):

	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$11.0	35.0%	$14.8	35.0%	$22.3	35.0%	$29.7	35.0%
Foreign income tax rate differential	(4.7)	(15.0)	(2.0)	(4.7)	(7.0)	(11.0)	(3.8)	(4.5)
Tax effects of foreign legal structure	—	—	(0.4)	(1.0)	0.3	0.5	(0.7)	(0.8)
Adjustments to valuation allowances	0.9	2.9	—	—	0.9	1.4	—	—
French business tax classified as income tax	0.6	1.9	0.5	1.1	1.1	1.7	1.1	1.3
Other foreign taxes, net	(0.6)	(1.9)	0.8	1.8	(1.0)	(1.5)	—	—
Other, net	(0.7)	(2.1)	0.1	0.2	(0.3)	(0.5)	(0.1)	(0.1)
Provision for income taxes	$6.5	20.8%	$13.8	32.4%	$16.3	25.6%	$26.2	30.9%

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

All unrecognized tax positions would impact the Company's effective tax rate if recognized. The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated statement of income. There were no material income tax penalties or interest accrued during the three or six months ended June 30, 2014 or 2013.

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2010.

Note 15. Segment Information

The Company's three operating product line segments are also the Company's three reportable segments: Paper, Reconstituted Tobacco and Filtration. The Paper segment primarily produces Cigarette Papers including LIP papers, plug wrap papers and base tipping papers used to wrap various parts of a cigarette for sale to cigarette manufacturers. The Paper segment also includes commercial and industrial products such as lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter paper and other specialized papers. These non-tobacco industry products are generally sold directly to converters and other end-users or brokers. The Reconstituted Tobacco segment produces RTL and wrapper and binder products for sale to cigarette and cigar manufacturers. The Filtration segment primarily produces nonwoven materials which are critical components performing support, separation or filtration functions.

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

($ in millions)	Net Sales
	Three Months Ended				Six months ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
Paper	$125.1	61.4%	$137.8	70.1%	$253.9	62.2%	$276.7	70.8%
Reconstituted Tobacco	46.4	22.8	58.7	29.9	90.6	22.2	114.3	29.2
Filtration	32.1	15.8	—	—	63.8	15.6	—	—
Total Consolidated	$203.6	100.0%	$196.5	100.0%	$408.3	100.0%	$391.0	100.0%

($ in millions)	Operating Profit
	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
Paper	$21.6	70.8%	$26.0	61.8%	$44.1	69.3%	$51.3	61.2%
Reconstituted Tobacco	11.7	38.4	22.1	52.5	27.9	43.9	43.5	51.9
Filtration	3.9	12.8	—	—	4.3	6.8	—	—
Unallocated	(6.7)	(22.0)	(6.0)	(14.3)	(12.7)	(20.0)	(11.0)	(13.1)
Total Consolidated	$30.5	100.0%	$42.1	100.0%	$63.6	100.0%	$83.8	100.0%

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2013. The discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products, our future prospects and other matters. These statements are based on certain assumptions and estimates that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, and the section entitled "Forward Looking Statements" at the end of this Item. Unless the context indicates otherwise, references to "SWM", "we", "us", "our", the "Company" or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

Summary

($ in millions, except per share amounts)	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
Net sales	$203.6	100.0%	$196.5	100.0%	$408.3	100.0%	$391.0	100.0%
Gross profit	59.2	29.1	64.9	33.0	116.8	28.6	127.6	32.6
Restructuring & impairment expense	3.2	1.6	0.7	0.4	3.3	0.8	2.3	0.6
Operating profit	30.5	15.0	42.1	21.4	63.6	15.6	83.8	21.4
Interest expense	2.1	1.0	0.7	0.4	3.6	0.9	1.4	0.4
Income from continuing operations	25.0	12.3	29.4	15.0	48.2	11.8	60.1	15.4
Loss from discontinued operations	—	—	(2.8)	(1.4)	—	—	(3.4)	(0.9)
Net income	25.0	12.3%	26.6	13.5%	48.2	11.8%	56.7	14.5%
Diluted earnings per share from continuing operations	$0.81		$0.93		$1.56		$1.91
Diluted earnings per share	$0.81		$0.84		$1.56		$1.80
Cash provided by operations	$39.1		$40.5		$57.4		$81.8
Capital spending	$7.0		$3.6		$15.1		$9.2

Second Quarter Highlights

In the three months ended June 30, 2014, SWM reported net income of $25.0 million on total net sales of $203.6 million. Compared to the prior-year period, net sales increased $7.1 million due to $32.1 million of revenue from DelStar, Inc. ("DelStar") which was acquired during the fourth quarter of 2013 and $5.0 million of foreign exchange benefits. This was partially offset by the unfavorable $30.3 million combined impact of lower volumes in the Paper and Reconstituted Tobacco segments, unfavorable mix and selling prices in the Paper segment. Gross profit declined $5.7 million to $59.2 million in the three months ended June 30, 2014 compared with $64.9 million in the prior-year period primarily due to lower volumes, lower average selling prices and higher manufacturing expenses which were partially offset by $8.7 million in gross profit from DelStar.

Cash provided by operations was $39.1 million in the second quarter 2014 compared to $40.5 million in the prior-year period. The $1.4 million decrease was due primarily to lower earnings partially offset by $3.4 million favorable year over year net change in working capital. Uses of cash during second quarter 2014 included $7.0 million of capital spending and $10.9 million in cash dividends paid to SWM stockholders.

Year-to-Date Highlights

In the six months ended June 30, 2014, SWM reported net income of $48.2 million on total net sales of $408.3 million. Compared to the prior-year period, net sales increased $17.3 million due to $63.8 million of revenue from DelStar and $5.8 million in favorable foreign exchange benefits. This was partially offset by the unfavorable $53.0 million combined impact of lower volumes, unfavorable mix of products sold and lower selling prices which was caused primarily by lower customer demand. Gross profit declined to $116.8 million in the six months ended June 30, 2014 compared with $127.6 million in the prior-year period primarily due to lower volumes and lower average selling prices and higher manufacturing expenses which were partially offset by the $13.8 million contribution from DelStar. The Filtration segment's year-to-date gross profit includes the remaining $3.3 million of inventory revaluation adjustments from recording inventory purchased in the acquisition of DelStar to its fair value in the first quarter.

Cash provided by operations was $57.4 million in the six months ended June 30, 2014 compared to $81.8 million in the prior-year period. The $24.4 million decrease was due primarily to lower earnings and a $12.9 million unfavorable year over year net change in working capital. Uses of cash during the six months ended June 30, 2014 included $52.6 million of share repurchases, $15.1 million of capital spending and $22.0 million in cash dividends paid to SWM stockholders.

Recent Developments

We are monitoring LIP regulations that are expected to be implemented in South Korea during mid-2015 and expect the anticipated increased demand for LIP product orders in South Korea that we may receive could be produced using our existing capacity.

Operations began during the second quarter of 2014 at our facility at China Tobacco-Schweitzer (Yunnan) Reconstituted Tobacco Company Ltd., or CTS, our reconstituted tobacco joint venture in China. In the next few months, CTS will work to qualify its products to meet customers' specifications. We expect that the CTS facility will achieve full capacity by 2016. We also expect CTS to incur further start-up expenses in 2014.

We believe that indications of 2014 RTL volume requirements from our customers continue to suggest a likely significant decrease in RTL sales volumes in 2014 compared to 2013. During the second quarter of 2014, the Company implemented a voluntary departure and early retirement program for certain employees at our facility in Spay, France. We expect expenditures of $3.5 million to $4.0 million in 2014 in connection with this program, with anticipated savings from reduced operational expenses beginning in the second half of 2014.

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

Net Sales
(dollars in millions)

	Three Months Ended
	June 30, 2014	June 30, 2013	Change	Percent Change	Consolidated Sales Volume Change
Paper	$125.1	$137.8	$(12.7)	(9.2)%	(7)%
Reconstituted Tobacco	46.4	58.7	(12.3)	(21.0)	(27)
Filtration	32.1	—	32.1	N.M.
Total	$203.6	$196.5	$7.1	3.6%	(16)%
 N.M. - Not Meaningful

Net sales were $203.6 million in the three months ended June 30, 2014 compared with $196.5 million in the prior-year period. The increase in net sales consisted of the following (dollars in millions):

	Amount	Percent
Filtration segment net sales	$32.1	16.3%
Changes in currency exchange rates	5.0	2.5
Changes due to royalty income	0.3	0.2
Changes in volume, product mix and selling prices	(30.3)	(15.4)
Total	$7.1	3.6%

The Paper segment's net sales during the three months ended June 30, 2014 of $125.1 million decreased by $12.7 million, or 9.2%, versus $137.8 million in the prior-year period.  This decrease in net sales was the result of $15.6 million in decreased sales volumes, lower average selling prices and unfavorable mix of products sold which were partially offset by $2.9 million of favorable foreign currency benefits primarily from a stronger euro.

The Reconstituted Tobacco segment's net sales during the three months ended June 30, 2014 of $46.4 million decreased by $12.3 million, or 21.0%, compared with $58.7 million in the prior-year period.  This decrease in net sales resulted from the $14.2 million net impact of lower volumes partially offset by favorable mix of products sold, higher average selling prices and $2.0 million in favorable foreign currency impacts.

Operating Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2014	June 30, 2013	Change		2014	2013
Net Sales	$203.6	$196.5	$7.1	3.6%	100.0%	100.0%

Cost of products sold	144.4	131.6	12.8	9.7	70.9	67.0
Gross Profit	$59.2	$64.9	$(5.7)	(8.8)%	29.1%	33.0%

The $5.7 million decrease in gross profit during the three months ended June 30, 2014 compared with the prior-year period was primarily due to the $10.9 million negative impacts of lower sales volumes, lower average selling prices and an unfavorable mix of products sold in the Paper and Reconstituted Tobacco segments, $6.9 million in increased manufacturing costs including inefficiencies related to lower volumes and $1.1 million of higher inflationary costs for energy and labor, partially offset by $8.7 million in gross profit from the Filtration segment, $1.8 million of favorable currency benefits and $0.3 million of higher royalties.

Nonmanufacturing Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2014	June 30, 2013	Change		2014	2013
Selling expense	$5.5	$5.5	$—	—%	2.7%	2.8%
Research expense	4.2	3.7	0.5	13.5	2.1	1.9
General expense	15.8	12.9	2.9	22.5	7.8	6.5
Nonmanufacturing expenses	$25.5	$22.1	$3.4	15.4%	12.6%	11.2%

Nonmanufacturing expenses in the three months ended June 30, 2014 increased by $3.4 million to $25.5 million from $22.1 million in the prior-year period due to $4.8 million of new costs related to our Filtration segment, higher expenditures on product diversification and global asset realignment expenses and other growth initiatives which were partially offset by lower general expense.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $3.2 million in the three months ended June 30, 2014, compared with $0.7 million in the three months ended June 30, 2013. In 2014, the restructuring expense primarily relates to a voluntary early retirement program for our Spay, France facility whose costs will be accrued over the remaining service lives of the affected employees. In 2013, the Company's restructuring expense was primarily due to severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees associated with previously announced actions.

Operating Profit
(dollars in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	June 30, 2014	June 30, 2013	Change		2014	2013
Paper	$21.6	$26.0	$(4.4)	(16.9)%	17.3%	18.9%
Reconstituted Tobacco	11.7	22.1	(10.4)	(47.1)	25.2	37.6
Filtration	3.9	—	3.9	N.M.	12.1
Unallocated expenses	(6.7)	(6.0)	(0.7)
Total	$30.5	$42.1	$(11.6)	(27.6)%	15.0%	21.4%

Operating profit was $30.5 million in the three months ended June 30, 2014 compared with $42.1 million during the prior-year period.

The Paper segment's operating profit in the three months ended June 30, 2014 was $21.6 million, a decrease of $4.4 million from the prior-year period.  The decrease was primarily due to the $5.0 million negative impact of lower volumes, unfavorable mix of products sold and lower average selling prices as pricing reductions on LIP products to certain of our customers became effective and a $4.5 million increase in manufacturing costs due to lower production volumes.

The Reconstituted Tobacco segment's operating profit in the three months ended June 30, 2014 was $11.7 million compared to $22.1 million in the prior-year period.  The decrease was primarily due to $5.9 million in lower sales volume, $2.9 million in higher restructuring expense from our Spay, France's early retirement program and $2.4 million of higher manufacturing costs due to lower production volumes.

Non-Operating Expenses

Interest expense was $2.1 million in the three months ended June 30, 2014, an increase from $0.7 million in the three months ended June 30, 2013.  The increase in interest expense is primarily due to higher debt balances in the 2014 period when compared with the 2013 period.  The higher debt balance is primarily related to additional borrowings in the fourth quarter 2013 to fund the acquisition of DelStar. The weighted average effective interest rates on our debt facilities were approximately 1.5% and 1.6% for the three months ended June 30, 2014 and 2013, respectively.

Other income, net was $2.8 million during the three months ended June 30, 2014. The $1.6 million increase in other income, net compared to the three months ended June 30, 2013 is due to higher foreign currency transaction gains.

Income Taxes

A $6.5 million provision for income taxes in the three months ended June 30, 2014 resulted in an effective tax rate of 20.8% compared with 32.4% in the prior-year period.  In the three months ended June 30, 2014 compared to prior-year period, the reduction in the effective tax rate was driven primarily by the global asset realignment actions taken during the early part of 2014 to improve the Company's use of critical assets.

Income from Equity Affiliates

Income from equity affiliates was $0.3 million in the three months ended June 30, 2014 compared with $0.6 million during the prior-year period.  These results reflected the operations of CTM, our joint venture in China that produces cigarette papers, and CTS, our joint venture in China that produces reconstituted tobacco. CTS's facility began operating during the second quarter of 2014 and is incurring start-up losses.

Discontinued Operations

Because we sold our Indonesia mill and closed our Philippines mill, the results of these mills were reported as discontinued operations for all periods presented.  Consequently, their results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts. During the three months ended June 30, 2013, the Company completed the sale of the Indonesia mill and incurred a $1.6 million non-cash loss on sale which is presented in discontinued operations.

Net Income and Income per Share

Net income in the three months ended June 30, 2014 was $25.0 million, or $0.81 per diluted share, compared with $26.6 million, or $0.84 per diluted share, during the prior-year period.  The decrease in net income was primarily due to lower sales volumes and lower average selling prices, partially offset by decreased losses from discontinued operations and net income from DelStar.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

Net Sales
(dollars in millions)

	Six Months Ended
	June 30, 2014	June 30, 2013	Change	Percent Change	Consolidated Sales Volume Change
Paper	$253.9	$276.7	$(22.8)	(8.2)%	(6)%
Reconstituted Tobacco	90.6	114.3	(23.7)	(20.7)	(27)
Filtration	63.8	—	63.8	N.M.
Total	$408.3	$391.0	$17.3	4.4%	(15)%

Net sales were $408.3 million in the six months ended June 30, 2014 compared with $391.0 million in the prior-year period. The increase in net sales consisted of the following (dollars in millions):

	Amount	Percent
Filtration segment net sales	$63.8	16.3%
Changes in currency exchange rates	5.8	1.5
Changes due to royalty income	0.9	0.2
Changes in volume, product mix and selling prices	(53.2)	(13.6)
Total	$17.3	4.4%

The Paper segment's net sales during the six months ended June 30, 2014 of $253.9 million decreased by $22.8 million, or 8.2%, versus $276.7 million in the prior-year period.  This decrease in net sales was the result of $26.6 million in decreased sales volumes, lower average selling prices and unfavorable mix of products sold which were partially offset by $2.9 million of favorable foreign exchange benefits and $0.9 million of higher royalty income.

The Reconstituted Tobacco segment's net sales during the six months ended June 30, 2014 of $90.6 million decreased by $23.7 million, or 20.7%, compared with $114.3 million in the prior-year period.  This decrease in net sales of the Reconstituted Tobacco segment resulted from the $26.6 million net impact of lower volumes partially offset by favorable mix of products sold, higher average selling prices and $2.9 million in favorable currency impacts.

Operating Expenses
(dollars in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2014	June 30, 2013	Change		2014	2013
Net Sales	$408.3	$391.0	$17.3	4.4%	100.0%	100.0%

Cost of products sold	291.5	263.4	28.1	10.7	71.4	67.4
Gross Profit	$116.8	$127.6	$(10.8)	(8.5)%	28.6%	32.6%

The $10.8 million decrease in gross profit during the six months ended June 30, 2014 versus the prior-year period was primarily due to the $16.1 million negative impacts of lower sales volumes, lower average selling prices and an unfavorable mix of products sold, $11.0 million in increased manufacturing costs including inefficiencies related to lower volumes and $1.4 million of higher inflationary costs for energy and labor, partially offset by the $13.8 million in gross profit from the Filtration segment, $2.5 million of favorable currency benefits and $0.9 million of higher royalties.

Nonmanufacturing Expenses
(dollars in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2014	June 30, 2013	Change		2014	2013
Selling expense	$11.0	$10.5	$0.5	4.8%	2.7%	2.7%
Research expense	8.3	7.5	0.8	10.7	2.0	1.9
General expense	30.6	23.5	7.1	30.2	7.5	6.0
Nonmanufacturing expenses	$49.9	$41.5	$8.4	20.2%	12.2%	10.6%

Nonmanufacturing expenses in the six months ended June 30, 2014 increased by $8.4 million to $49.9 million from $41.5 million in the prior-year period due to $9.5 million of new costs related to our Filtration segment, higher expenditures on product diversification and global asset realignment expenses and other growth initiatives, partially offset by lower general expense.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $3.3 million in the six months ended June 30, 2014 compared with $2.3 million in the six months ended June 30, 2013. In the 2014 period, the restructuring expense primarily relates to the implementation of a voluntary early retirement program available to certain employees at our Spay, France facility. This restructuring expense will be accrued over the remaining service lives of the affected employees. In the 2013 period, the Company's restructuring expense was primarily due to severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees associated with previously announced actions.

Operating Profit
(dollars in millions)

	Six Months Ended			Percent Change	Return on Net Sales
	June 30, 2014	June 30, 2013	Change		2014	2013
Paper	$44.1	$51.3	$(7.2)	(14.0)%	17.4%	18.5%
Reconstituted Tobacco	27.9	43.5	(15.6)	(35.9)	30.8	38.1
Filtration	4.3	—	4.3	N.M.	6.7
Unallocated expenses	(12.7)	(11.0)	(1.7)
Total	$63.6	$83.8	$(20.2)	(24.1)%	15.6%	21.4%

Operating profit was $63.6 million in the six months ended June 30, 2014 compared with $83.8 million during the prior-year period.

The Paper segment's operating profit in the six months ended June 30, 2014 was $44.1 million, a decrease of $7.2 million from the prior-year period.  The decrease was primarily due to increased manufacturing costs of $8.6 million resulting from machine shutdowns as the Company matches production to lower expected demand. The combined impact of lower pricing, lower volumes and favorable mix of products sold decreased operating profit by $4.2 million in the six months ended June 30, 2014 compared to the prior-year period. Inflationary costs increased $1.3 million primarily from energy and labor. This decrease was partially offset by $1.8 million favorable impact of foreign exchange, $0.9 million in higher royalty income and $1.3 million in lower general expenses.

The Reconstituted Tobacco segment's operating profit in the six months ended June 30, 2014 was $27.9 million compared to $43.5 million in the prior-year period.  The decrease was primarily due to $11.8 million in lower sales volume impacts and $2.4 million of higher manufacturing costs due to lower production volumes. Foreign exchange impacts, primarily due to a stronger euro versus the U.S. dollar, contributed $1.3 million to operating profit during the first half of 2014 compared to the prior-year period.

The Filtration segment's operating profit during the six months ended June 30, 2014 was negatively impacted by the remaining revaluation adjustment during the first quarter 2014 of $3.3 million due to the increase in fair value of acquired inventory from our acquisition of DelStar in December 2013.

Non-Operating Expenses

Interest expense was $3.6 million in the six months ended June 30, 2014, an increase from $1.4 million in the prior-year period.  The increase in interest expense is primarily due to higher debt balances in the 2014 period versus the 2013 period.  The higher debt balance is primarily a result of borrowings to fund the fourth quarter 2013 acquisition of DelStar. The weighted average effective interest rates on our debt facilities were approximately 1.5% for both the six months ended June 30, 2014 and 2013.

Other income, net was $3.6 million during the six months ended June 30, 2014. The $1.1 million decrease in other income, net compared to the six months ended June 30, 2013 is due to lower foreign currency transaction gains which were partially offset by higher interest income.

Income Taxes

A $16.3 million provision for income taxes in the six months ended June 30, 2014 resulted in an effective tax rate of 25.6% compared with 30.9% in the prior year.  In the six months ended June 30, 2014 compared to prior-year period, the reduction in the effective tax rate was driven primarily by the global asset realignment actions taken during the early part of 2014 to improve the Company's use of critical assets.

Income from Equity Affiliates

Income from equity affiliates was $0.9 million in the six months ended June 30, 2014 compared with $1.4 million during the prior-year period.  These results reflected the operations of CTM and CTS. The decrease in earnings was driven by start-up expense at CTS.

Discontinued Operations

Because we sold our Indonesia mill and closed our Philippines mill, the results of these mills were reported as discontinued operations for all periods presented.  Consequently, their results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts. During the six months ended June 30, 2013, the Company completed the sale of the Indonesian mill and incurred a $1.6 million loss of sale which is presented in discontinued operations.

Net Income and Income per Share

Net income in the six months ended June 30, 2014 was $48.2 million, or $1.56 per diluted share, compared with $56.7 million, or $1.80 per diluted share, during the prior-year period.  The decrease in net income was primarily due to lower sales volumes and lower average selling prices, partially offset by decreased losses from discontinued operations.

Liquidity and Capital Resources

The Company has created a long-term capital allocation strategy which is focused on the following:

•	Reinvesting capital in core businesses through a disciplined approach to meet global demand for value-adding solutions,

•	Returning at least one-third of annual free cash flow to stockholders via dividends and share repurchase programs, and

•	Retaining flexibility to explore growth opportunities in current and adjacent market segments with economic returns similar to or better than SWM's existing business.

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds available under our Credit Agreement with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant.

As of June 30, 2014, $287.1 million of the Company's $291.4 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. The Company considers the undistributed earnings of certain of its foreign subsidiaries to be indefinitely reinvested and currently plans to repatriate such earnings only when it is tax effective to do so. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries. Certain global asset realignments and other activities have been implemented that could permit repatriation of certain of these funds.

Capital spending for 2014 is projected to be approximately $30 million. We generally fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities.

Cash Requirements

As of June 30, 2014, we had net operating working capital of $143.5 million and cash and cash equivalents of $291.4 million, compared with net operating working capital of $115.3 million and cash and cash equivalents of $272.0 million as of December 31, 2013.  Changes in these amounts reflect the impacts of changes in currency exchange rates and excess tax benefits of stock-based awards which are not included in the changes in operating working capital presented on the condensed consolidated statements of cash flow.

Cash Flows from Operating Activities ($ in millions)	Six Months Ended
	June 30, 2014	June 30, 2013
Net Income	$48.2	$56.7
Less: Loss from discontinued operations	—	(3.4)
Income from continuing operations	48.2	60.1
Non-cash items included in net income:
Depreciation and amortization	23.6	18.1
Deferred income tax provision	2.9	7.7
Pension and other postretirement benefits	2.1	2.4
Stock-based compensation	3.0	0.8
Income from equity affiliates	(0.9)	(1.4)
Excess tax benefits of stock-based awards	(0.6)	(0.5)
Cash dividends received from equity affiliates	4.4	3.6
Other items	(2.1)	1.1
Net changes in operating working capital	(24.1)	(11.2)
Net cash provided (used) by operating activities of:
Continuing operations	56.5	80.7
Discontinued operations	0.9	1.1
Cash provided by operations	$57.4	$81.8

Net cash provided by operations was $57.4 million in the six months ended June 30, 2014 compared with $81.8 million in the prior-year period. Our net cash provided by operations decreased primarily due to lower earnings and unfavorable net changes in working capital.

Operating Working Capital ($ in millions)	Six Months Ended
	June 30, 2014	June 30, 2013
Changes in operating working capital
Accounts receivable	$(16.5)	$(5.1)
Inventories	(0.9)	(4.3)
Prepaid expenses	(0.9)	(0.5)
Accounts payable	3.8	0.7
Accrued expenses	(5.6)	2.1
Accrued income taxes	(4.0)	(4.1)
Net changes in operating working capital	$(24.1)	$(11.2)

In the six months ended June 30, 2014, net changes in operating working capital used cash of $24.1 million. This unfavorable change in working capital was driven primarily by an increase in accounts receivable due to higher net sales at the end of the second quarter 2014 compared to the fourth quarter 2013, increased receivables related to our French LTR unit providing construction work to CTS and utilization of open customer credits, as well as timing of income tax installment payments.

In the six months ended June 30, 2013, net changes in operating working capital were unfavorable to cash flow by $11.2 million primarily driven by the collection of certain advance payments from customers during the latter part of 2012 and increased inventory to meet expected demand.

Cash Flows from Investing Activities ($ in millions)	Six Months Ended
	June 30, 2014	June 30, 2013
Capital spending	$(15.1)	$(9.2)
Capitalized software costs	(0.2)	(0.1)
Acquisitions, net of cash acquired	(2.4)	—
Investment in equity affiliates	(8.8)	—
Other	(1.5)	(0.6)
Cash used for investing	$(28.0)	$(9.9)

Cash used for investing activities during the six months ended June 30, 2014 was $28.0 million and consisted primarily of capital spending, equity contributions to CTS and a working capital adjustment related to our acquisition of DelStar.

Cash Flows from Financing Activities ($ in millions)	Six Months Ended
	June 30, 2014	June 30, 2013
Cash dividends paid to SWM stockholders	$(22.0)	$(18.8)
Net proceeds from borrowings	64.0	9.4
Purchases of common stock	(52.6)	(1.7)
Proceeds from exercises of stock options	—	0.3
Excess tax benefits of stock-based awards	0.6	0.5
Cash provided by (used in) financing	$(10.0)	$(10.3)

During the six months ended June 30, 2014, financing activities consisted primarily of share repurchases of $52.6 million and cash dividends of $22.0 million paid to SWM stockholders, offset by net proceeds from borrowings of $64.0 million.

During the six months ended June 30, 2013, financing activities consisted primarily of cash dividends of $18.8 million paid to SWM stockholders, net proceeds from borrowings of $9.4 million and share repurchases of $1.7 million.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On August 6, 2014, we announced a cash dividend of $0.36 per share payable on September 25, 2014 to stockholders of record on August 28, 2014. The covenants contained in our Credit Agreement require that we maintain certain financial ratios, as disclosed in Note 10. Debt, of the notes to condensed consolidated financial statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the six months ended June 30, 2014, we repurchased 1,161,812 shares of our common stock at a cost of $52.6 million through open market purchases and for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

In the six months ended June 30, 2013, we repurchased 43,458 shares of our common stock for $1.7 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants ($ in millions)	Six Months Ended
	June 30, 2014	June 30, 2013
Changes in short-term debt	$0.2	$(0.7)
Proceeds from issuances of long-term debt	210.0	31.4
Payments on long-term debt	(146.2)	(21.3)
Net (payments on) proceeds from borrowings	$64.0	$9.4

Net proceeds from long-term debt were $63.8 million during the six months ended June 30, 2014.  With the current level of borrowing and forecasted results, we expect to remain in compliance with the financial covenants contained in our Credit Agreement.

The Company's five-year unsecured revolving credit facility, or Credit Agreement, provides for borrowing capacity of $500 million and includes a $300 million equivalent sub-limit available in euro with an option to increase borrowing capacity by $200 million.  Availability under the Credit Agreement was $68.6 million as of June 30, 2014. We also had availability under our bank overdraft facilities and lines of credit of $45.0 million as of June 30, 2014.

The Credit Agreement contains certain covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.00 and (b) minimum interest coverage ratio of 3.50. The Company was in compliance with all of its covenants under the Credit Agreement at June 30, 2014.

Our total debt to capital ratios at June 30, 2014 and December 31, 2013 were 45.2% and 40.7%, respectively.

Other Factors Affecting Liquidity and Capital Resources

Our pension obligations are funded by our separate pension trusts, which held $138.3 million in assets at December 31, 2013. The combined projected benefit obligation of our U.S. and French pension plans was underfunded by $21.0 million as of December 31, 2013. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions compared to other priorities. We are not required to make contributions to our U.S. and French pension plans during 2014.

The Paper segment has minimum purchase agreements for flax fiber during 2014 of approximately $8 million and for wood pulp of approximately $5 million. The Reconstituted Tobacco segment has minimum purchase agreements for tobacco stems of approximately $2 million in 2014. The Paper segment's PDM Industries S.A.S., or PDMI, mill has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $2 million per year through 2024. Future purchases are expected to be at levels that exceed such minimum levels under these contracts.

The Company has agreements with an energy cogeneration supplier in France whereby the supplier constructed and operates a cogeneration facility at certain of our mills and supplies steam that is used in the operation of these mills. The Company is committed to purchasing minimum annual amounts of steam generated by these facilities under the agreements through 2024. These minimum annual commitments total approximately $4 million. The Company's current and expected requirements for steam at these facilities are at levels that exceed the minimum levels under the contracts.

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

Outlook

We believe that SWM's solid operating foundation and technology position allows us to seize opportunities in our core tobacco business of providing value-adding solutions to our customers. Smoking attrition rates outside of Asia are expected to continue to drive the overall demand decline for cigarette papers. We anticipate that additional countries may adopt LIP legislation. We plan to build upon our technology and excellent reputation in this premium application to serve our customers' additional needs for LIP products, which we expect to support the margin profile in our paper business. We cannot predict the timing of potential adoption and implementations of LIP regulation. In the absence of new LIP implementations during 2014, we expect that our tobacco paper volume will be negatively impacted by the overall industry attrition rates. We believe that South Korea may be the next country to adopt LIP regulations, with a targeted July 2015 implementation date. We estimate that LIP regulations in South Korea could lead to a 10% increase in global LIP paper demand based on annual cigarette consumption in South Korea of approximately 85 billion sticks; however, no assurances can be given as to the impact on our financial results as to any such adoption.

The Company also intends to capitalize on growth opportunities and regulatory trends requiring more sophisticated cigarettes in design and performance. As proposed tar delivery limits are implemented in China, SWM expects increased demand for reconstituted tobacco leaf in China, and we believe that we are strategically positioned to respond to such increased demand with our CTS joint venture in China which began production during the second quarter 2014 and expects to have its first sales to customers in late 2014.

The acquisition of DelStar provides an opportunity to diversify beyond the tobacco industry. We expect that our Filtration segment's growth will be driven by demand for filtration products, particularly water filtration products. We also believe that adjacencies between DelStar's filtration products and certain of SWM's legacy products and technology will allow us to realize some commercial synergy growth. We expect our global platform and operational excellence programs to help DelStar as well.

Worldwide economic uncertainty and its effects on foreign exchange volatility may be challenging for our global results. We serve tobacco industry customers and face competitive pressure on pricing and volumes worldwide due to the continued decline of cigarette consumption in western countries. We expect RTL volumes and operating profit to continue to decline meaningfully in 2014 from 2013 levels. We also expect to continue to reduce costs through our operational excellence program and restructuring activities. We expect that such cost reductions will deliver value to our customers and help mitigate anticipated inflationary and competitive pressures. In addition, we intend to continue evaluating other opportunities to address ongoing imbalances of demand and supply, particularly as tobacco industry growth is occurring primarily in regions such as Asia, in an effort to continue providing competitive and high quality, value-adding solutions in growing areas. We also intend to continue reviewing various internal and external growth opportunities, including potential acquisitions, to diversify the Company.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act.  Forward-looking statements include, without limitation, those regarding 2014 outlook and future performance, our capital allocation strategy, mergers and acquisitions, future market trends, future RTL operating profit and volume trends, smoking attrition rates, DelStar synergies, growth prospects, capital spending, the impact of our operational excellence program, the operation and profitability of CTS, the adoption of LIP regulations in new countries (including South Korea), currency rates and trends, demand for reconstituted tobacco in China, future cash flows, benefits associated with our global asset realignment, outcome of litigation or other disputes, purchase accounting impacts, and other statements generally identified by words such as "believe," "expect," "intend,” "potential," "anticipate," "project," "appears," "should," "could," "may," "typically," "will" and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as the following factors:

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

•	The failure of one or more suppliers;

•	Risks associated with our 50%-owned, non-U.S. joint ventures relating to control and decision-making, compliance, transparency and customer relations, among others;

•	A failure of any insurance company or counterparties to our currency or interest rate swaps and hedges;

•	The number, type, outcomes (by judgment or settlement) and costs of legal, tax, regulatory or administrative proceedings and or amnesty programs, including those in Brazil;

•	Labor activities at our facilities and new regulations or changes in existing regulations and procedures by the National Labor Relations Board or other authorities;

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

•
Risks associated with our global asset realignment initiatives, including changes in law, treaties, interpretations, audits or regulatory determinations made by applicable regulatory authorities, or our ability to operate our business in a manner consistent with the regulatory requirements for such realignment;

•	Increased taxation on tobacco and tobacco-related products;

•	Costs and timing of implementation of any upgrades to our information technology systems;

•	Failure by us to comply with any privacy or data security laws or to protect against theft of customer and corporate sensitive information; and

•	Other factors described elsewhere in this document and from time to time in documents that we file with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at June 30, 2014 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it has repurchased during 2014 and the remaining amount of share repurchases currently authorized by our Board of Directors as of June 30, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
First Quarter 2014	1,160,811	$45.22	1,107,780	$50.0
April 2014	—	—	—	—
May 2014	1,001	42.94	—	—
June 2014	—	—	—	—
Total Year-to-Date 2014	1,161,812	$45.22	1,107,780	$50.0	$—

In September 2013, the Board of Directors authorized the repurchase of shares of SWM common stock during the period from November 8, 2013 to December 31, 2014 in an amount not to exceed $50.0 million. As of June 30, 2014, the maximum amount authorized by the Board of Directors had been fully utilized.

From time to time, the Company uses corporate 10b5-1 plans to allow for share repurchases to be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Any future common stock repurchases will be dependent upon various factors, including the Company's stock price, strategic opportunities and cash availability.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit
10.1	Schweitzer-Mauduit International, Inc. Annual Incentive Plan
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

‡	This Section 906 certification is not being incorporated by reference into this Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ JEFFREY A. COOK	By:	/s/ ROBERT J. CARDIN
	Jeffrey A. Cook Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)		Robert J. Cardin Corporate Controller (principal accounting officer)

	August 6, 2014		August 6, 2014

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Form 10-Q filing:

•	"Banded cigarette paper" is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.

•	"Binder" is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.

•	"Cigarette paper" wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.

•	"Flax" is a cellulose fiber from a flax plant used as a raw material in the production of certain cigarette papers.

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