Form 10-Q
period 2014-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2014-11-05
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2014
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

The Company had 30,465,744 shares of common stock issued and outstanding as of November 1, 2014.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Sales	$204.3	$185.3	$612.6	$576.3
Cost of products sold	151.4	122.1	442.9	385.5
Gross Profit	52.9	63.2	169.7	190.8

Selling expense	5.5	4.7	16.5	15.2
Research expense	3.6	3.6	11.9	11.1
General expense	15.3	12.5	45.9	36.0
Total nonmanufacturing expenses	24.4	20.8	74.3	62.3

Restructuring expense	3.3	0.6	6.6	2.9
Operating Profit	25.2	41.8	88.8	125.6
Interest expense	1.8	0.6	5.4	2.0
Other income, net	2.7	0.5	6.3	3.0
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	26.1	41.7	89.7	126.6

Provision for income taxes	2.3	13.8	18.6	40.0
Income (Loss) from equity affiliates, net of income taxes	(0.7)	1.7	0.2	3.1
Income from Continuing Operations	23.1	29.6	71.3	89.7
Loss from Discontinued Operations	(0.1)	(0.5)	(0.1)	(3.9)
Net Income	$23.0	$29.1	$71.2	$85.8

Net Income (Loss) per Share - Basic:
Income per share from continuing operations	$0.76	$0.94	$2.33	$2.86
Loss per share from discontinued operations	—	(0.01)	—	(0.12)
Net income per share – basic	$0.76	$0.93	$2.33	$2.74

Net Income (Loss) per Share – Diluted:
Income per share from continuing operations	$0.76	$0.93	$2.32	$2.84
Loss per share from discontinued operations	—	(0.01)	—	(0.12)
Net income per share – diluted	$0.76	$0.92	$2.32	$2.72

Weighted Average Shares Outstanding:

Basic	30,098,300	31,092,600	30,284,900	31,042,200

Diluted	30,225,500	31,280,300	30,402,700	31,213,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Income	$23.0	$29.1	$71.2	$85.8
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	(37.2)	16.0	(39.6)	—
Less: Reclassification adjustment for realized translation adjustments	—	—	—	(1.1)

Unrealized gains (losses) on derivative instruments	(1.9)	—	3.2	(4.7)
Less: Reclassification adjustment for (gains) losses on derivative instruments included in net income	0.8	0.4	3.0	(0.1)

Net gain from postretirement benefit plans	—	1.7	—	1.7
Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	0.7	(1.4)	2.3	0.7
Other Comprehensive Income (Loss)	(37.6)	16.7	(31.1)	(3.5)
Comprehensive Income (Loss)	$(14.6)	$45.8	$40.1	$82.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$286.0	$272.0
Accounts receivable, net	130.8	107.6
Inventories	112.3	132.8
Income taxes receivable	18.2	9.9
Current deferred income tax benefits	9.2	10.1
Other current assets	5.8	4.7
Total Current Assets	562.3	537.1

Property, Plant and Equipment, net	369.6	393.2
Investment in Equity Affiliates	66.9	63.1
Goodwill	120.7	121.1
Intangible Assets	78.4	80.7
Other Assets	30.7	31.6
Total Assets	$1,228.6	$1,226.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$8.9	$4.2
Accounts payable	46.8	49.4
Accrued expenses	80.7	92.7
Total Current Liabilities	136.4	146.3

Long-Term Debt	437.9	381.2
Pension and Other Postretirement Benefits	27.2	28.7
Deferred Income Tax Liabilities	80.7	80.9
Other Liabilities	25.5	28.3
Total Liabilities	707.7	665.4
Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 30,461,791 and 31,423,427 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	3.0	3.1
Additional paid-in-capital	48.3	43.3
Retained earnings	505.7	520.0
Accumulated other comprehensive loss, net of tax	(36.1)	(5.0)
Total Stockholders’ Equity	520.9	561.4
Total Liabilities and Stockholders’ Equity	$1,228.6	$1,226.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2012	31,209,866	$3.1	$41.0	8,760	$(0.3)	$483.4	$(15.4)	$511.8
Net income						85.8		85.8
Other comprehensive loss, net of tax							(3.5)	(3.5)
Dividends declared ($0.90 per share)						(28.3)		(28.3)
Restricted stock issuances, net	214,461		(0.2)	(5,000)	0.2			—
Stock-based employee compensation expense			2.0					2.0
Excess tax benefits of stock-based employee compensation			0.5					0.5
Stock issued to directors as compensation	1,071		0.1					0.1
Issuance of shares for options exercised	21,000		0.3					0.3
Share cancellation	(47,218)		(1.8)	(47,218)	1.8			—
Purchases of common stock				43,458	(1.7)			(1.7)
Balance, September 30, 2013	31,399,180	$3.1	$41.9	—	$—	$540.9	$(18.9)	$567.0

Balance, December 31, 2013	31,423,427	$3.1	$43.3	—	$—	$520.0	$(5.0)	$561.4
Net income						71.2		71.2
Other comprehensive income, net of tax							(31.1)	(31.1)
Dividends declared ($1.08 per share)						(33.0)		(33.0)
Restricted stock issuances, net	198,180		—					—
Stock-based employee compensation expense			4.3					4.3
Excess tax benefits of stock-based employee compensation			0.6					0.6
Stock issued to directors as compensation	1,996		0.1					0.1
Purchases and retirement of common stock	(1,161,812)	(0.1)				(52.5)		(52.6)
Balance, September 30, 2014	30,461,791	$3.0	$48.3	—	$—	$505.7	$(36.1)	$520.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Operations
Net income	$71.2	$85.8
Less: Loss from discontinued operations	(0.1)	(3.9)
Income from continuing operations	71.3	89.7
Non-cash items included in net income:
Depreciation and amortization	34.9	27.0
Deferred income tax provision	2.6	12.8
Pension and other postretirement benefits	2.9	3.4
Stock-based compensation	4.3	2.0
(Loss) Income from equity affiliates	(0.2)	0.5
Excess tax benefits of stock-based awards	(0.6)	(0.5)
Cash dividends received from equity affiliates	4.4	—
Other items	(0.9)	2.3
Changes in operating working capital:
Accounts receivable	(30.2)	(6.9)
Inventories	11.2	(0.4)
Prepaid expenses	(0.7)	0.1
Accounts payable	3.6	(6.7)
Accrued expenses	(5.1)	3.4
Accrued income taxes	(6.4)	(5.5)
Net changes in operating working capital	(27.6)	(16.0)
Net cash provided by operating activities of:
- Continuing operations	91.1	121.2
- Discontinued operations	0.7	1.9
Cash Provided by Operations	91.8	123.1
Investing
Capital spending	(26.2)	(20.2)
Capitalized software costs	(0.5)	(0.4)
Acquisitions, net of cash acquired	(2.3)	—
Investment in equity affiliates	(8.8)	—
Other investing	3.5	0.5
Cash Used in Investing	(34.3)	(20.1)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

Financing
Cash dividends paid to SWM stockholders	(33.0)	(28.3)
Changes in short-term debt	5.5	0.4
Proceeds from issuances of long-term debt	215.3	53.4
Payments on long-term debt	(157.4)	(59.5)
Purchases of common stock	(52.5)	(1.7)
Proceeds from exercise of stock options	—	0.3
Excess tax benefits of stock-based awards	0.6	0.5
Cash Used in Financing	(21.5)	(34.9)
Effect of exchange rate changes on cash and cash equivalents	(22.0)	3.2
Increase in cash and cash equivalents	14.0	71.3
Cash and cash equivalents at beginning of period	272.0	151.2
Cash and cash equivalents at end of period	$286.0	$222.5

Supplemental Cash Flow Disclosures
Cash paid for interest	$3.6	$1.5
Cash paid for taxes, net	$30,464.0	$58,524.6

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

The primary products we sell to the tobacco industry include cigarette, plug wrap and base tipping papers, or Cigarette Papers, which are used to wrap various parts of a cigarette, and reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars. We sell these products directly to tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. We also sell a diverse mix of products to non-tobacco industries, including low volume, high-value engineered papers and commodity paper grades produced, among other reasons, to maximize our machine utilization. In December 2013, we acquired DelStar, Inc., or DelStar, a manufacturer of plastic netting and other resin-based products mainly focused on the filtration and medical market segments. The acquisition of DelStar diversifies SWM's global presence in advanced materials, particularly in filtration.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and wholly-owned, majority-owned and controlled subsidiaries. The Company’s share of the net income of its 50% owned joint ventures in China is included in the condensed consolidated statements of income as income from equity affiliates. Intercompany balances and transactions have been eliminated.

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

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern" (Subtopic 205-40). The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This update is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on the consolidated financial statements.

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

Components of accumulated other comprehensive loss were as follows ($ in millions):

	September 30, 2014	December 31, 2013
Accumulated pension and OPEB liability adjustments, net of income tax of $15.3 million and $16.6 million at September 30, 2014 and December 31, 2013, respectively	$(27.8)	$(30.1)
Accumulated unrealized loss on derivative instruments, net of income tax (benefit) provision of $0 million and $0.3 million at September 30, 2014 and December 31, 2013, respectively	(1.9)	(8.1)
Accumulated unrealized foreign currency translation adjustments	(6.4)	33.2
Accumulated other comprehensive loss	$(36.1)	$(5.0)

Changes in the components of accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	September 30, 2014			September 30, 2013
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$1.2	$(0.5)	$0.7	$(0.1)	$0.4	$0.3
Unrealized gain (loss) on derivative instruments	(1.0)	(0.1)	(1.1)	0.8	(0.4)	0.4
Unrealized foreign currency translation adjustments	(37.2)	—	(37.2)	16.0	—	16.0
Total	$(37.0)	$(0.6)	$(37.6)	$16.7	$—	$16.7

	Nine Months Ended
	September 30, 2014			September 30, 2013
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$3.7	$(1.4)	$2.3	$3.2	$(0.8)	$2.4
Unrealized gain (loss) on derivative instruments, net of realized gain (loss)	5.8	0.4	6.2	(3.6)	(1.2)	(4.8)
Unrealized foreign currency translation adjustments	(39.6)	—	(39.6)	(1.1)	—	(1.1)
Total	$(30.1)	$(1.0)	$(31.1)	$(1.5)	$(2.0)	$(3.5)

Note 3. DelStar Acquisition

On December 12, 2013, the Company completed the acquisition of DelStar through a merger of SWM Acquisition Corp. II, an indirect wholly-owned subsidiary of the Company, with and into DelStar. As a result of the merger, DelStar became a wholly-owned, indirect subsidiary of the Company. The DelStar acquisition diversifies SWM’s global presence in advanced materials, focused in large part on filtration.

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

In December 2013, the Company incurred $2.0 million in financing costs related to the DelStar acquisition. In the nine months ended September 30, 2014 and in December 2013, the Company recognized $0.4 million and $1.1 million, respectively, in direct and indirect acquisition-related costs. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General Expense line item in the condensed consolidated statements of income. Financing costs related to expanding the Credit Agreement have been capitalized and will be amortized in Interest Expense over the life of the Credit Agreement.

The amounts of DelStar’s unaudited pro forma Net Sales and Income from Continuing Operations of the combined entity had the acquisition date been January 1, 2013 are as follows ($ in millions):

	Net Sales	Income from Continuing Operations
2013 Supplemental Pro Forma from July 1, 2013 - September 30, 2013	$216.5	$31.3
2013 Supplemental Pro Forma from January 1, 2013 - September 30, 2013	$662.4	$94.0

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been had the DelStar acquisition been completed on January 1, 2013. The unaudited pro forma financial information does not purport to project the future operating results of the Company and does not reflect any anticipated synergies (or costs to achieve anticipated synergies) related to the DelStar acquisition.

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

Included in Other Current Assets, Other Assets and Accrued Expenses within the condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	September 30, 2014	December 31, 2013
Assets of discontinued operations:
Current assets	$1.6	$2.0
Other assets	3.5	3.1

Liabilities of discontinued operations:
Current liabilities	0.4	0.6

Summary financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net sales	$—	$0.6	$—	$7.0
Restructuring expense	—	—	—	1.4
Loss on disposal	—	—	—	(1.6)
Loss from discontinued operations before income taxes	(0.1)	(0.1)	(0.1)	(4.1)
Income tax benefit	—	(0.4)	—	0.2
Loss from discontinued operations	(0.1)	(0.5)	(0.1)	(3.9)

Note 5. Net Income Per Share

The Company uses the two-class method to calculate earnings per share. The Company has granted restricted stock that contains non-forfeitable rights to dividends on unvested shares. Since these unvested shares are considered participating securities under the two-class method, the Company allocates earnings per share to common stock and participating securities according to dividends declared and participation rights in undistributed earnings.

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

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Numerator (basic and diluted):
Net income	$23.0	$29.1	$71.2	$85.8
Less: Dividends paid to participating securities	(0.1)	(0.1)	(0.3)	(0.2)
Less: Undistributed earnings available to participating securities	(0.1)	(0.2)	(0.4)	(0.6)
Undistributed and distributed earnings available to common stockholders	$22.8	$28.8	$70.5	$85.0

Denominator:
Average number of common shares outstanding	30,098.3	31,092.6	30,284.9	31,042.2
Effect of dilutive stock-based compensation	127.2	187.7	117.8	171.1
Average number of common and potential common shares outstanding	30,225.5	31,280.3	30,402.7	31,213.3

There were no anti-dilutive stock options during the three or nine month periods ended September 30, 2014 or 2013.

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

	September 30, 2014	December 31, 2013
Raw materials	$33.4	$39.2
Work in process	25.3	24.4
Finished goods	40.4	50.9
Supplies and other	13.2	18.3
Total	$112.3	$132.8

Note 7. Goodwill

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2014 were as follows ($ in millions):

	Reconstituted Tobacco	Filtration	Total
Goodwill as of December 31, 2013	$6.0	$115.1	$121.1

Foreign currency translation adjustments	(0.4)	—	(0.4)

Goodwill as of September 30, 2014	$5.6	$115.1	$120.7

Note 8. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer Relationships (Filtration)	$45.3	$1.6	$43.7	$45.3	$0.1	$45.2
Developed Technology (Filtration)	13.8	0.9	12.9	13.8	0.1	13.7
Total	$59.1	$2.5	$56.6	$59.1	$0.2	$58.9

Unamortized intangible assets (Filtration)
Trade names	$21.8			$21.8

Amortization expense of intangible assets was $0.8 million and $0.0 million for the three months ended September 30, 2014 and 2013, respectively, and $2.3 million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively. Finite-lived intangibles in the Filtration segment are expensed using the straight-line amortization method. The estimated aggregate amortization expense is $3.1 million in each of the next five years.

Note 9. Restructuring Activities

The Company incurred restructuring expenses of $3.3 million and $0.6 million in the three months ended September 30, 2014 and 2013, respectively, and $6.6 million and $2.9 million in the nine months ended September 30, 2014 and 2013, respectively.

In the Paper segment, restructuring expenses were $2.5 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, and $2.5 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively. Expenses in 2014 related primarily to severance accruals for employees of our Brazil manufacturing facility and a loss on the sale of our Lee Mills plant. In 2013, these expenses primarily related to severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions.

The Reconstituted Tobacco segment restructuring expenses were $0.8 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $4.1 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively. During the three and nine months ended September 30, 2014, restructuring expenses primarily related to a voluntary redundancy program at our Spay, France facility. The 2013 expenses were for severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions.

Restructuring liabilities were classified within Accrued Expenses in each of the consolidated balance sheets as of September 30, 2014 and December 31, 2013. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended September 30, 2014 and December 31, 2013 are summarized as follows ($ in millions):

	Nine Months Ended	Year Ended
	September 30, 2014	December 31, 2013
Balance at beginning of year	$4.7	$3.4
Accruals for announced programs	5.8	3.9
Cash payments	(3.5)	(2.7)
Exchange rate impacts	(0.4)	0.1
Balance at end of period	$6.6	$4.7

Note 10. Debt

Total debt is summarized in the following table ($ in millions):

	September 30, 2014	December 31, 2013
Credit Agreement - U.S. dollar borrowings	$351.0	$367.7
Credit Agreement - euro borrowings	74.2	—
French Employee Profit Sharing	15.5	15.8
Bank Overdrafts	6.0	1.7
Other	0.1	0.2
Total Debt	446.8	385.4
Less: Current debt	(8.9)	(4.2)
Long-Term Debt	$437.9	$381.2

Credit Agreement

In December 2013, the Company amended and restated its five-year unsecured revolving credit facility, or Credit Agreement. The Credit Agreement provides for borrowing capacity of $500 million in either U.S. dollars or a $300 million equivalent sublimit in euros, with an option to increase borrowing capacity by $200 million. The Credit Agreement contains representations and warranties customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.00 and (b) a minimum interest coverage ratio of 3.50. The Company was in compliance with all of its covenants under the Credit Agreement at September 30, 2014.

Under the Credit Agreement, interest rates are based on the London Interbank Offered Rate plus an applicable margin that varies from 1.25% to 2.00% depending on the Net Debt to EBITDA Ratio, as defined in the Credit Agreement.  The Company will incur commitment fees at an annual rate of 0.20% to 0.30% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to EBITDA Ratio. As of September 30, 2014, the applicable weighted average interest rate on Credit Agreement borrowings was 1.48% on U.S. dollar borrowings and 1.55% on euro borrowings.

Fair Value of Debt

At September 30, 2014 and December 31, 2013, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts as the interest rates were variable and based on current market indices.

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

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at September 30, 2014 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$1.4	Accrued Expenses	$3.2
Foreign exchange contracts	Other Assets	—	Other Liabilities	0.6
Interest rate contracts	Other Assets	—	Other Liabilities	—
Total derivatives designated as hedges		$1.4		$3.8

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

The following table provides the effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax				(Loss) Gain Reclassified from AOCI
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Foreign exchange contracts	$(1.3)	$0.4	$6.5	$(4.8)	$(0.8)	$0.6	$(3.0)	$0.1
Interest rate contracts	0.2	—	(0.3)	—	—	—	—	—
Total	$(1.1)	$0.4	$6.2	$(4.8)	$(0.8)	$0.6	$(3.0)	$0.1

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three or nine months ended September 30, 2014 and 2013.

The following table provides the effect that derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of Gain / (Loss) Recognized in Other Income / Expense
	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Foreign exchange contracts	$(0.4)	$0.8	$(0.3)	$—

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

Both of the Raw Materials Assessments are presently on appeal in separate chambers of the Federal Supreme Court of Brazil. SWM-B won a favorable ruling in each at the first level, then received a favorable ruling on Assessment 1 on appeal and an unfavorable ruling on Assessment 2 on appeal. Assessment 1 is before the court on the State's appeal of a procedural question which, if decided favorably to us, would invalidate Assessment 1. If decided against SWM-B, the lower court would be notified to send the case records to the Federal Supreme Court for a decision on the merits.  Assessment 2 is before the Federal Supreme Court of Brazil on SWM-B’s appeal on the merits and will be decided by the action of the chamber of the court hearing the matter, unless there is a prior decision by a chamber of the Federal Supreme Court on Assessment 1 that contradicts such decision, in which case the conflict between the rulings of the different chambers would be decided by the Federal Supreme Court sitting as a whole.  No docket entry has been made yet regarding argument on either Assessment 1 or Assessment 2.   Based on the foreign currency exchange rate at September 30, 2014, the Raw Materials Assessments totaled approximately $41 million, of which approximately $18 million is covered by the above-discussed indemnification.

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

SWM-B's challenges to the first two Electricity Assessments were unsuccessful at the first administrative level (Junta de Revisão), but different appeals chambers of the Conselho de Contribuintes have reached different conclusions about the assessments. On the first electricity assessment, one chamber of the Conselho de Contribuintes recognized that SWM-B is an electricity-intensive consumer but denied applicability of the tax deferral resolution. On the second electricity assessment, a different chamber of the Conselho de Contribuintes recognized that SWM-B is an electricity-intensive consumer and agreed that the tax deferral resolution applies. Recently, the full council of the Conselho de Contribuintes announced a decision against SWM-B in the second electricity assessment. The second electricity assessment totaled approximately $10.0 million as of September 30, 2014. The full council of the Conselho de Contribuintes is scheduled to hear the first electricity assessment case during the week of November 10, 2014. SWM-B intends to challenge the ruling in court proceedings if the full administrative council's decision becomes final. SWM-B's challenge to the third electricity assessment is pending at the first administrative level (Junta de Revisão Fiscal). Based on the foreign currency exchange rate at September 30, 2014, the Electricity Assessments totaled approximately $19 million.

The state of Rio de Janeiro has a tax amnesty program that has been extended to the end of November 2014 that could permit SWM-B to resolve one or more of the ICMS assessments by paying a portion of the total taxes claimed. However, currently, SWM-B does not intend to access this program for the Raw Materials Assessments and the Electricity Assessments and believes that they will ultimately be resolved in its favor. No liability has been recorded in our condensed consolidated financial statements for these assessments based on our evaluation of these matters under the facts and law as presently understood. The Company can give no assurance as to the ultimate outcome of such proceedings.

Environmental Matters

The Company's operations are subject to various nations' federal, state and local laws, regulations and ordinances relating to environmental matters. The nature of the Company's operations exposes it to the risk of claims with respect to various environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental laws and regulations, it believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation and monitoring of certain hazardous waste disposal sites, will not have a material effect on its financial condition, results of operations or cash flows. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material effect on its financial condition or results of operations.

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

Note 13. Postretirement and Other Benefits

The Company sponsors pension benefits in the United States, France and Canada and OPEB benefits related to postretirement healthcare and life insurance in the United States and Canada. The Company’s Canadian pension and OPEB benefits are not material and therefore are not included in the following disclosures.

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three and nine months ended September 30, 2014 and 2013 were as follows ($ in millions):

	Three Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$0.3	$0.3	$—	$0.1
Interest cost	1.3	1.3	0.2	0.2	—	—
Expected return on plan assets	(1.8)	(1.7)	(0.1)	(0.1)	—	—
Amortizations and other	1.0	1.5	0.3	0.3	(0.1)	(0.3)
Curtailment benefit	—	—	—	—	—	(3.2)
Net periodic benefit cost	$0.5	$1.1	$0.7	$0.7	$(0.1)	$(3.4)

	Nine Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$1.0	$0.9	$—	$0.1
Interest cost	4.1	3.9	0.7	0.6	0.1	0.1
Expected return on plan assets	(5.5)	(5.3)	(0.3)	(0.3)	—	—
Amortizations and other	3.2	5.0	0.8	0.8	(0.5)	(0.7)
Curtailment benefit	—	—	—	—	—	(3.2)
Net periodic benefit cost	$1.8	$3.6	$2.2	$2.0	$(0.4)	$(3.7)

During the fiscal year ended December 31, 2014, the Company expects to recognize approximately $3.7 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $1.0 million for its French pension plans.

Note 14. Income Taxes

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision for income taxes is as follows ($ in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$9.1	35.0%	$14.6	35.0%	$31.4	35.0%	$44.3	35.0%
Foreign income tax rate differential	(6.3)	(24.1)	(0.7)	(1.7)	(13.3)	(14.8)	(4.5)	(3.5)
Adjustments to valuation allowances	(0.2)	(0.8)	0.1	0.2	0.7	0.8	0.1	0.1
French business tax classified as income tax	0.4	1.5	0.6	1.5	1.5	1.7	1.7	1.3
Other foreign taxes, net	0.5	1.9	0.1	0.2	(0.2)	(0.2)	(0.6)	(0.5)
Other, net	(1.2)	(4.7)	(0.9)	(2.1)	(1.5)	(1.7)	(1.0)	(0.8)
Provision for income taxes	$2.3	8.8%	$13.8	33.1%	$18.6	20.8%	$40.0	31.6%

The Company's effective tax rate for the three months and nine months ended September 30, 2014, reflects several discrete tax items, including the impact of restructuring of our Brazilian operations, as well as a concentration of earnings from lower taxed jurisdictions.

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

All unrecognized tax positions would impact the Company's effective tax rate if recognized. The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated statement of income. There were no material income tax penalties or interest accrued during the three or nine months ended September 30, 2014 or 2013.

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2011.

Note 15. Segment Information

The Company's three operating product line segments are also the Company's three reportable segments: Paper, Reconstituted Tobacco and Filtration. The Paper segment primarily produces Cigarette Papers including LIP papers, plug wrap papers and base tipping papers used to wrap various parts of a cigarette for sale to cigarette manufacturers. The Paper segment also includes commercial and industrial products such as lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter paper and other specialized papers. These non-tobacco industry products are generally sold directly to converters and other end-users or brokers. The Reconstituted Tobacco segment produces RTL and wrapper and binder products for sale to cigarette and cigar manufacturers. The Filtration segment primarily produces thermoplastic nets, nonwoven materials, and laminates which are critical components performing support, separation or filtration functions.

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

($ in millions)	Net Sales
	Three Months Ended				Nine months ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
Paper	$130.7	64.0%	$136.4	73.6%	$384.6	62.8%	$413.1	71.7%
Reconstituted Tobacco	40.3	19.7	48.9	26.4	130.9	21.3	163.2	28.3
Filtration	33.3	16.3	—	—	97.1	15.9	—	—
Total Consolidated	$204.3	100.0%	$185.3	100.0%	$612.6	100.0%	$576.3	100.0%

($ in millions)	Operating Profit
	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
Paper	$16.0	63.5%	$28.7	68.7%	$60.1	67.7%	$80.0	63.7%
Reconstituted Tobacco	11.1	44.0	18.6	44.5	39.0	43.9	62.1	49.4
Filtration	3.6	14.3	—	—	7.9	8.9	—	—
Unallocated	(5.5)	(21.8)	(5.5)	(13.2)	(18.2)	(20.5)	(16.5)	(13.1)
Total Consolidated	$25.2	100.0%	$41.8	100.0%	$88.8	100.0%	$125.6	100.0%

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2013. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products, our future prospects and other matters. These statements are based on certain assumptions and estimates that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, and the section entitled "Forward Looking Statements" at the end of this Item. Unless the context indicates otherwise, references to "SWM", "we", "us", "our", the "Company" or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

Summary

($ in millions, except per share amounts)	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
Net sales	$204.3	100.0%	$185.3	100.0%	$612.6	100.0%	$576.3	100.0%
Gross profit	52.9	25.9	63.2	34.1	169.7	27.7	190.8	33.1
Restructuring & impairment expense	3.3	1.6	0.6	0.3	6.6	1.1	2.9	0.5
Operating profit	25.2	12.3	41.8	22.6	88.8	14.5	125.6	21.8
Interest expense	1.8	0.9	0.6	0.3	5.4	0.9	2.0	0.3
Income from continuing operations	23.1	11.3	29.6	16.0	71.3	11.6	89.7	15.6
Loss from discontinued operations	(0.1)	—	(0.5)	(0.3)	(0.1)	—	(3.9)	(0.7)
Net income	23.0	11.3%	29.1	15.7%	71.2	11.6%	85.8	14.9%
Diluted earnings per share from continuing operations	$0.76		$0.93		$2.32		$2.84
Diluted earnings per share	$0.76		$0.92		$2.32		$2.72
Cash provided by operations	$34.4		$41.3		$91.8		$123.1
Capital spending	$11.1		$11.0		$26.2		$20.2

Third Quarter Highlights

In the three months ended September 30, 2014, SWM reported net income of $23.0 million on total net sales of $204.3 million. Compared to the prior-year period, net sales increased $19.0 million due to $33.3 million of net sales from DelStar, Inc. ("DelStar") which was acquired during the fourth quarter of 2013 and $1.6 million of foreign exchange benefits. This was partially offset by the unfavorable $15.8 million combined impact of lower volumes and unfavorable mix of products sold in the Reconstituted Tobacco segment and unfavorable mix of products sold and lower average selling prices due to LIP pricing concessions in the Paper segment. Gross profit declined $10.3 million to $52.9 million in the three months ended September 30, 2014 compared with $63.2 million in the prior-year period primarily due to lower volumes, lower average selling prices and higher manufacturing expenses which were partially offset by $9.3 million in gross profit from DelStar.

Cash provided by operations was $34.4 million in the third quarter 2014 compared to $41.3 million in the prior-year period. The $6.9 million decrease was due primarily to lower earnings partially offset by $1.3 million favorable year over year net change in working capital. Uses of cash during third quarter 2014 included $11.1 million of capital spending and $11.0 million in cash dividends paid to SWM stockholders.

Year-to-Date Highlights

In the nine months ended September 30, 2014, SWM reported net income of $71.2 million on total net sales of $612.6 million. Compared to the prior-year period, net sales increased $36.3 million due to $97.1 million of net sales from DelStar and $7.4 million in favorable foreign exchange benefits. This was partially offset by the unfavorable $68.7 million combined impact of lower volumes, unfavorable mix of products sold and lower selling prices due to LIP pricing concessions. Gross profit declined to $169.7 million in the nine months ended September 30, 2014 compared with $190.8 million in the prior-year period primarily due to lower volumes, lower average selling prices and higher manufacturing expenses driven by lower volumes and inefficiencies in the production process which were partially offset by the $23.1 million contribution from DelStar. The Filtration segment's year-to-date gross profit includes the remaining $3.3 million of inventory revaluation adjustments from recording inventory purchased in the acquisition of DelStar to its fair value in the first quarter.

Cash provided by operations was $91.8 million in the nine months ended September 30, 2014 compared to $123.1 million in the prior-year period. The $31.3 million decrease was due primarily to lower earnings and an $11.6 million unfavorable year over year net change in working capital due primarily to an increase in accounts receivable due to higher net sales at the end of the third quarter 2014 compared to the fourth quarter of 2013. Uses of cash during the nine months ended September 30, 2014 included $52.5 million of share repurchases, $26.2 million of capital spending and $33.0 million in cash dividends paid to SWM stockholders.

Recent Developments

Operations began during the second quarter of 2014 at our facility at China Tobacco-Schweitzer (Yunnan) Reconstituted Tobacco Company Ltd., or CTS, our reconstituted tobacco joint venture in China. In the next few months, CTS plans to work to qualify its products to meet customers' specifications. We expect that the CTS facility will achieve full capacity by 2016. We also expect CTS to incur further start-up expenses in the remainder of 2014.

The 2014 RTL volume requirements from our customers continue to suggest a likely significant decrease in RTL sales volumes throughout the remainder of 2014 compared to 2013. During the second quarter of 2014, the Company implemented a voluntary departure and early retirement program for certain employees at our facility in Spay, France. We expect expenditures of $4.0 million to $4.2 million in 2014 in connection with this program, with anticipated savings from reduced operational expenses beginning in the second half of 2014.

In connection with the oppositions to our European Patent EP 1482815, reported previously, in September 2014, we filed a further brief and modified one of the claims in the patent. Also, in September 2014 Miquel y Costas & Miquel S.A. withdrew its opposition. Oral proceedings before the Opposition Division of the European Patent Office (EPO) took place on October 27, 2014, where Société Papéterie Leman SAS attended as the last remaining opponent. At the end of the hearing, the Opposition Division of the EPO announced its decision to maintain the patent in its amended form, covering LIP paper made by using film-forming material comprising an alginate or a material selected from the group consisting of guar gum, pectin, polyvinyl alcohol, a cellulose derivative, starch, a starch derivative, and mixtures thereof. The patent remains in effect and enforceable. The time period for appeal has not yet run. Oral proceedings before the Opposition Division of the EPO with respect to another one of our European Patents, EP 1333729, are scheduled to take place on January 21, 2015.

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

Net Sales
(dollars in millions)

	Three Months Ended
	September 30, 2014	September 30, 2013	Change	Percent Change	Consolidated Sales Volume Change
Paper	$130.7	$136.4	$(5.7)	(4.2)%	5%
Reconstituted Tobacco	40.3	48.9	(8.6)	(17.6)	(24)
Filtration	33.3	—	33.3	N.M.
Total	$204.3	$185.3	$19.0	10.3%	(6)%
 N.M. - Not Meaningful

Net sales were $204.3 million in the three months ended September 30, 2014 compared with $185.3 million in the prior-year period. The increase in net sales consisted of the following (dollars in millions):

	Amount	Percent
Filtration segment net sales	$33.3	18.0%
Changes in currency exchange rates	1.6	0.9
Changes due to royalty income	(0.4)	(0.2)
Changes due to claims expenses	0.3	0.1
Changes in volume, product mix and selling prices	(15.8)	(8.5)
Total	$19.0	10.3%

The Paper segment's net sales during the three months ended September 30, 2014 of $130.7 million decreased by $5.7 million, or 4.2%, versus $136.4 million in the prior-year period.  This decrease in net sales was the result of $8.1 million in lower average selling prices from LIP pricing concessions, lower royalties and an unfavorable mix of products sold which were partially offset by $2.3 million in increased sales volumes from non-tobacco products and favorable foreign currency benefits.

The Reconstituted Tobacco segment's net sales during the three months ended September 30, 2014 of $40.3 million decreased by $8.6 million, or 17.6%, compared with $48.9 million in the prior-year period.  This decrease in net sales resulted from a $9.8 million net impact of lower volumes and unfavorable mix of products sold partially offset by $0.6 million in higher average selling prices and $0.4 million in favorable foreign currency impacts.

The increase in net sales generated by our Filtration segment of $33.3 million was due to the acquisition of DelStar in December 2013.

Operating Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2014	September 30, 2013	Change		2014	2013
Net Sales	$204.3	$185.3	$19.0	10.3%	100.0%	100.0%

Cost of products sold	151.4	122.1	29.3	24.0	74.1	65.9
Gross Profit	$52.9	$63.2	$(10.3)	(16.3)%	25.9%	34.1%

The $10.3 million decrease in gross profit during the three months ended September 30, 2014 compared with the prior-year period was primarily due to the $8.1 million negative impacts of lower sales volumes, lower average selling prices from certain pricing reductions which took effect during the period and an unfavorable mix of products sold in the Paper and Reconstituted Tobacco segments, along with $12.2 million in increased manufacturing costs including inefficiencies related to lower volumes, and $0.4 million of lower royalties, partially offset by $9.3 million in gross profit from the Filtration segment, $0.5 million of favorable currency benefits, and $0.4 million of lower freight and claims costs.

Nonmanufacturing Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2014	September 30, 2013	Change		2014	2013
Selling expense	$5.5	$4.7	$0.8	17.0%	2.7%	2.5%
Research expense	3.6	3.6	—	—	1.8	1.9
General expense	15.3	12.5	2.8	22.4	7.5	6.8
Nonmanufacturing expenses	$24.4	$20.8	$3.6	17.3%	12.0%	11.2%

Nonmanufacturing expenses in the three months ended September 30, 2014 increased by $3.6 million to $24.4 million from $20.8 million in the prior-year period due to $5.6 million of new costs related to our Filtration segment which were partially offset by lower other general expenses.

Restructuring Expense

The Company incurred total restructuring expense of $3.3 million in the three months ended September 30, 2014, compared with $0.6 million in the three months ended September 30, 2013. In 2014, the restructuring expense relates to a previously announced voluntary redundancy program for our Spay, France facility whose costs will be accrued over the remaining service lives of the affected employees as well as a loss on the sale of our Lee Mills facility and severance costs incurred during the period related to employees in our Brazil manufacturing facility. In 2013, the Company's restructuring expense was primarily due to the severance and early retirement expenses in the French operations discussed above for ongoing accruals over the remaining service lives of affected employees associated with previously announced actions.

Operating Profit
(dollars in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	September 30, 2014	September 30, 2013	Change		2014	2013
Paper	$16.0	$28.7	$(12.7)	(44.3)%	12.2%	21.0%
Reconstituted Tobacco	11.1	18.6	(7.5)	(40.3)	27.5	38.0
Filtration	3.6	—	3.6	N.M.	10.8	—
Unallocated expenses	(5.5)	(5.5)	—	—
Total	$25.2	$41.8	$(16.6)	(39.7)%	12.3%	22.6%

Operating profit was $25.2 million in the three months ended September 30, 2014 compared with $41.8 million during the prior-year period.

The Paper segment's operating profit in the three months ended September 30, 2014 was $16.0 million, a decrease of $12.7 million from the prior-year period.  The decrease was primarily due to the $4.3 million negative impact of unfavorable mix of products sold and lower average selling prices as pricing reductions on LIP products to certain of our customers became effective, an $8.7 million increase in manufacturing and freight costs, and $2.3 million in higher restructuring expense incurred partially offset by $1.5 million in higher sales volume, $0.5 million in favorable currency benefits and $0.4 million in lower energy and labor costs.

The Reconstituted Tobacco segment's operating profit in the three months ended September 30, 2014 was $11.1 million compared to $18.6 million in the prior-year period.  The decrease was primarily due to $5.8 million in lower sales volume and unfavorable product mix and $2.9 million of higher manufacturing costs due to lower volumes and related production inefficiencies offset by $0.6 million in higher average selling prices and $0.6 million in lower freight and claims costs incurred.

Non-Operating Expenses

Interest expense was $1.8 million in the three months ended September 30, 2014, an increase of $1.2 million from $0.6 million in the three months ended September 30, 2013.  The increase in interest expense is primarily due to higher debt balances in the 2014 period when compared with the 2013 period.  The higher debt balance is primarily related to additional borrowings in the fourth quarter 2013 to fund the acquisition of DelStar and in the first quarter of 2014 to fund stock repurchases. The weighted average effective interest rate on our debt facilities was approximately 1.5% for the three months ended September 30, 2014 and 2013.

Other income, net was $2.7 million during the three months ended September 30, 2014. The $2.2 million increase in other income, net compared to the three months ended September 30, 2013 is due to higher foreign currency transaction gains and interest income.

Income Taxes

A $2.3 million provision for income taxes in the three months ended September 30, 2014 resulted in an effective tax rate of 8.8% compared with 33.1% in the prior-year period.  In the three months ended September 30, 2014 compared to prior-year period, the reduction in the effective tax rate was driven primarily by several discrete tax items, including the impact of the restructuring of our Brazilian operations, as well as a concentration of earnings from lower taxed jurisdictions.

Income from Equity Affiliates

Loss from equity affiliates was $0.7 million in the three months ended September 30, 2014 compared with income of $1.7 million during the prior-year period.  These results reflected the operations of CTM, our joint venture in China that produces cigarette papers, and CTS, our joint venture in China that produces reconstituted tobacco. CTS's facility began operating during the second quarter of 2014 and is incurring start-up losses.

Discontinued Operations

Because we sold our Indonesia mill and closed our Philippines mill as previously reported, the results of these mills were reported as discontinued operations for all periods presented.  Consequently, their results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring amounts. During the nine months ended September 30, 2013, the Company completed the sale of the Indonesia mill and incurred a $1.6 million non-cash loss on sale which is presented in discontinued operations.

Net Income and Income per Share

Net income in the three months ended September 30, 2014 was $23.0 million, or $0.76 per diluted share, compared with $29.1 million, or $0.92 per diluted share, during the prior-year period.  The decrease in net income was primarily due to lower sales volumes and lower average selling prices, partially offset by decreased losses from discontinued operations and net income from DelStar as well as the impact of our first quarter 2014 share repurchase program.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

Net Sales
(dollars in millions)

	Nine Months Ended
	September 30, 2014	September 30, 2013	Change	Percent Change	Consolidated Sales Volume Change
Paper	$384.6	$413.1	$(28.5)	(6.9)%	(2)%
Reconstituted Tobacco	130.9	163.2	(32.3)	(19.8)	(26)
Filtration	97.1	—	97.1	N.M.
Total	$612.6	$576.3	$36.3	6.3%	(12)%
 N.M. - Not Meaningful

Net sales were $612.6 million in the nine months ended September 30, 2014 compared with $576.3 million in the prior-year period. The increase in net sales consisted of the following (dollars in millions):

	Amount	Percent
Filtration segment net sales	$97.1	16.8%
Changes in currency exchange rates	7.4	1.3
Changes due to royalty income	0.5	0.1
Changes in volume, product mix and selling prices	(68.7)	(11.9)
Total	$36.3	6.3%

The Paper segment's net sales during the nine months ended September 30, 2014 of $384.6 million decreased by $28.5 million, or 6.9%, versus $413.1 million in the prior-year period.  This decrease in net sales was the result of $33.0 million in decreased sales volumes, lower average selling prices and unfavorable mix of products sold, which were partially offset by $4.0 million of favorable foreign exchange benefits and $0.5 million of higher royalty income.

The Reconstituted Tobacco segment's net sales during the nine months ended September 30, 2014 of $130.9 million decreased by $32.3 million, or 19.8%, compared with $163.2 million in the prior-year period.  This decrease in net sales of the Reconstituted Tobacco segment resulted from the $37.8 million net impact of lower volumes and unfavorable mix of products sold, partially offset by $2.0 million in higher average selling prices and $3.4 million in favorable currency impacts.

The increase in net sales generated by our Filtration segment of $97.1 million was due to the acquisition of DelStar in December 2013.

Operating Expenses
(dollars in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2014	September 30, 2013	Change		2014	2013
Net Sales	$612.6	$576.3	$36.3	6.3%	100.0%	100.0%

Cost of products sold	442.9	385.5	57.4	14.9	72.3	66.9
Gross Profit	$169.7	$190.8	$(21.1)	(11.1)%	27.7%	33.1%

The $21.1 million decrease in gross profit during the nine months ended September 30, 2014 versus the prior-year period was primarily due to $23.7 million in negative impacts of lower sales volumes, lower average selling prices primarily from LIP pricing concessions which went into effect during the year and an unfavorable mix of products sold,

$22.1 million in increased manufacturing costs including inefficiencies related to lower volumes and higher costs for energy and labor, partially offset by $23.1 million in gross profit from the Filtration segment, $3.6 million of favorable currency benefits and $0.5 million of higher royalties.

Nonmanufacturing Expenses
(dollars in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2014	September 30, 2013	Change		2014	2013
Selling expense	$16.5	$15.2	$1.3	8.6%	2.7%	2.6%
Research expense	11.9	11.1	0.8	7.2	1.9	1.9
General expense	45.9	36.0	9.9	27.5	7.5	6.2
Nonmanufacturing expenses	$74.3	$62.3	$12.0	19.3%	12.1%	10.7%

Nonmanufacturing expenses in the nine months ended September 30, 2014 increased by $12.0 million to $74.3 million from $62.3 million in the prior-year period due to $15.1 million of new costs related to our Filtration segment, higher expenditures on product diversification and global asset realignment expenses and other growth initiatives included in general expense above, partially offset by lower other general expenses.

Restructuring Expense

The Company incurred total restructuring expense of $6.6 million in the nine months ended September 30, 2014 compared with $2.9 million in the nine months ended September 30, 2013. In the 2014 period, the restructuring expense primarily relates to the implementation of a previously announced voluntary redundancy program available to certain employees at our Spay, France facility. This restructuring expense will be accrued over the remaining service lives of the affected employees. During 2014, the Company also recognized a loss on the sale of the Lee Mills manufacturing facility and costs related to severance of employees in the Brazil manufacturing facility. In the 2013 period, the Company's restructuring expense was primarily due to the severance and early retirement expenses in the French operations discussed above for ongoing accruals over the remaining service lives of affected employees associated with previously announced actions.

Operating Profit
(dollars in millions)

	Nine Months Ended			Percent Change	Return on Net Sales
	September 30, 2014	September 30, 2013	Change		2014	2013
Paper	$60.1	$80.0	$(19.9)	(24.9)%	15.6%	19.4%
Reconstituted Tobacco	39.0	62.1	(23.1)	(37.2)	29.8	38.1
Filtration	7.9	—	7.9	N.M.	8.1	—
Unallocated expenses	(18.2)	(16.5)	(1.7)	10.3
Total	$88.8	$125.6	$(36.8)	(29.3)%	14.5%	21.8%

Operating profit was $88.8 million in the nine months ended September 30, 2014 compared with $125.6 million during the prior-year period.

The Paper segment's operating profit in the nine months ended September 30, 2014 was $60.1 million, a decrease of $19.9 million from the prior-year period.  The decrease was primarily due to increased manufacturing costs of $15.9 million resulting from machine shutdowns as the Company matched production to lower expected demand. Additionally, the combined impact of pricing, volumes and mix of products sold decreased operating profit by an additional $6.7 million in the nine months ended September 30, 2014 compared to the prior-year period. This decrease was partially offset by $2.3 million favorable impact of foreign exchange, $0.5 million in higher royalty income and $2.5 million in lower general expenses in this segment.

The Reconstituted Tobacco segment's operating profit in the nine months ended September 30, 2014 was $39.0 million compared to $62.1 million in the prior-year period.  The decrease of $23.1 million was primarily due to $19.0 million in lower sales volume and unfavorable mix of products sold impacts, $5.6 million of higher manufacturing costs due to lower production, and $0.7 million in higher general expenses, partially offset by higher pricing. Foreign exchange impacts, primarily due to a stronger U.S. dollar versus the euro, contributed $1.1 million to operating profit during the nine months ended September 30, 2014 compared to the prior-year period. Additionally, the year-over-year decrease was impacted by a $3.2 million increase in restructuring expenses incurred by our French operations during 2014.

The Filtration segment's operating profit during the nine months ended September 30, 2014 was negatively impacted by the remaining revaluation adjustment during the first quarter 2014 of $3.3 million due to the increase in fair value of acquired inventory from our acquisition of DelStar in December 2013.

Non-Operating Expenses

Interest expense was $5.4 million in the nine months ended September 30, 2014, an increase of $3.4 million from $2.0 million in the prior-year period.  The increase in interest expense is primarily due to higher debt balances in the 2014 period versus the 2013 period as a result of borrowings to fund the fourth quarter 2013 acquisition of DelStar and in the first quarter of 2014 to fund stock repurchases. The weighted average effective interest rate on our debt facilities was approximately 1.5% for both the nine months ended September 30, 2014 and 2013.

Other income, net was $6.3 million during the nine months ended September 30, 2014. The $3.3 million increase in other income, net compared to the nine months ended September 30, 2013 is due to higher foreign currency transaction gains and higher interest income.

Income Taxes

An $18.6 million provision for income taxes in the nine months ended September 30, 2014 resulted in an effective tax rate of 20.8% compared with 31.6% in the prior year period.  In the nine months ended September 30, 2014 compared to prior-year period, the reduction in the effective tax rate was driven primarily by several discrete tax items, including the impact of the restructuring of our Brazilian operations, as well as a concentration of earnings from lower taxed jurisdictions.

Income from Equity Affiliates

Income from equity affiliates was $0.2 million in the nine months ended September 30, 2014 compared with $3.1 million during the prior-year period.  These results reflected the operations of CTM and CTS. The decrease in earnings was driven by start-up expenses at CTS.

Discontinued Operations

Because we sold our Indonesia mill and closed our Philippines mill as previously reported, the results of these mills were reported as discontinued operations for all periods presented.  Consequently, their results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring amounts. During the nine months ended September 30, 2013, the Company completed the sale of the Indonesian mill and incurred a $1.6 million loss of sale which is presented in discontinued operations.

Net Income and Income per Share

Net income in the nine months ended September 30, 2014 was $71.2 million, or $2.32 per diluted share, compared with $85.8 million, or $2.72 per diluted share, during the prior-year period.  The decrease in net income was primarily due to lower sales volumes and lower average selling prices as well as higher restructuring expenses, partially offset by decreased losses from discontinued operations and net income generated by DelStar as well as the impact of our first quarter 2014 share repurchase program.

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

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds available under our Credit Agreement (as defined below) with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant.

As of September 30, 2014, $278.7 million of the Company's $286.0 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. The Company has established a holding company in Luxembourg earlier in 2014. As a result of the new holding company structure, some of the foreign earnings flow directly to the U.S., and these earnings are no longer considered to be permanently reinvested overseas. The Company considers the undistributed earnings of certain other of its foreign subsidiaries to be indefinitely reinvested and currently plans to repatriate such earnings only when it is tax effective to do so. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these other foreign subsidiaries. Certain global asset realignments and other activities have been implemented that could permit the eventual repatriation of certain of these funds.

Capital spending for 2014 is projected to be approximately $30 million. We generally fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities, including the Credit Agreement.

Cash Requirements

As of September 30, 2014, we had net operating working capital of $139.6 million and cash and cash equivalents of $286.0 million, compared with net operating working capital of $112.9 million and cash and cash equivalents of $272.0 million as of December 31, 2013.  These increases reflect the impacts of changes in currency exchange rates and excess tax benefits of stock-based awards which are not included in the changes in operating working capital presented on the condensed consolidated statements of cash flow.

Cash Flows from Operating Activities ($ in millions)	Nine Months Ended
	September 30, 2014	September 30, 2013
Net Income	$71.2	$85.8
Less: Loss from discontinued operations	(0.1)	(3.9)
Income from continuing operations	71.3	89.7
Non-cash items included in net income:
Depreciation and amortization	34.9	27.0
Deferred income tax provision	2.6	12.8
Pension and other postretirement benefits	2.9	3.4
Stock-based compensation	4.3	2.0
Income from equity affiliates	(0.2)	0.5
Excess tax benefits of stock-based awards	(0.6)	(0.5)
Cash dividends received from equity affiliates	4.4	—
Other items	(0.9)	2.3
Net changes in operating working capital	(27.6)	(16.0)
Net cash provided (used) by operating activities of:
Continuing operations	91.1	121.2
Discontinued operations	0.7	1.9
Cash provided by operations	$91.8	$123.1

Net cash provided by operations was $91.8 million in the nine months ended September 30, 2014 compared with $123.1 million in the prior-year period. Our net cash provided by operations decreased primarily due to lower earnings and unfavorable net changes in working capital.

Operating Working Capital ($ in millions)	Nine Months Ended
	September 30, 2014	September 30, 2013
Changes in operating working capital
Accounts receivable	$(30.2)	$(6.9)
Inventories	11.2	(0.4)
Prepaid expenses	(0.7)	0.1
Accounts payable	3.6	(6.7)
Accrued expenses	(5.1)	3.4
Accrued income taxes	(6.4)	(5.5)
Net changes in operating working capital	$(27.6)	$(16.0)

In the nine months ended September 30, 2014, net changes in operating working capital used cash of $27.6 million. This unfavorable change in working capital was driven primarily by an increase in accounts receivable due to higher net sales at the end of the third quarter 2014 compared to the fourth quarter of 2013, increased receivables related to our French LTR unit providing technical services work to CTS and utilization of open customer credits, as well as timing of income tax installment payments.

In the nine months ended September 30, 2013, net changes in operating working capital used cash flow of $16.0 million. The 2013 increase in working capital was driven by the collection of certain advance payments during late 2012, timing of purchases versus payments of accounts payable, as well as timing of income tax installments.

Cash Flows from Investing Activities ($ in millions)	Nine Months Ended
	September 30, 2014	September 30, 2013
Capital spending	$(26.2)	$(20.2)
Capitalized software costs	(0.5)	(0.4)
Acquisitions, net of cash acquired	(2.3)	—
Investment in equity affiliates	(8.8)	—
Other	3.5	0.5
Cash used for investing	$(34.3)	$(20.1)

Cash used for investing activities during the nine months ended September 30, 2014 was $34.3 million and consisted primarily of capital spending, equity contributions to CTS and a working capital adjustment related to our acquisition of DelStar.

Cash Flows from Financing Activities ($ in millions)	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash dividends paid to SWM stockholders	$(33.0)	$(28.3)
Net proceeds from borrowings	63.4	(5.7)
Purchases of common stock	(52.5)	(1.7)
Proceeds from exercises of stock options	—	0.3
Excess tax benefits of stock-based awards	0.6	0.5
Cash provided by (used in) financing	$(21.5)	$(34.9)

During the nine months ended September 30, 2014, financing activities consisted primarily of share repurchases of $52.5 million and cash dividends of $33.0 million paid to SWM stockholders, partially offset by net proceeds from borrowings of $63.4 million.

During the nine months ended September 30, 2013, financing activities consisted primarily of share repurchases of $1.7 million and cash dividends of $28.3 million paid to SWM stockholders, offset by net repayment of borrowings of $5.7 million.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On November 5, 2014, we announced a cash dividend of $0.38 per share payable on December 26, 2014 to stockholders of record as of November 27, 2014. The covenants contained in our Credit Agreement require that we maintain certain financial ratios, as disclosed in Note 10. Debt, of the notes to condensed consolidated financial statements, none of which under normal business conditions materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the nine months ended September 30, 2014, we repurchased 1,161,812 shares of our common stock at a cost of $52.5 million through open market purchases and for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

In the nine months ended September 30, 2013, we repurchased 43,458 shares of our common stock for $1.7 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants ($ in millions)	Nine Months Ended
	September 30, 2014	September 30, 2013
Changes in short-term debt	$5.5	$0.4
Proceeds from issuances of long-term debt	215.3	53.4
Payments on long-term debt	(157.4)	(59.5)
Net (payments on) proceeds from borrowings	$63.4	$(5.7)

Net proceeds from long-term debt were $57.9 million during the nine months ended September 30, 2014.  With the current level of borrowing and forecasted results, we expect to remain in compliance with the financial covenants contained in our Credit Agreement.

The Company's five-year unsecured revolving credit facility, or Credit Agreement, provides for borrowing capacity of $500 million and includes a $300 million equivalent sub-limit available in euro with an option to increase borrowing capacity by $200 million.  Availability under the Credit Agreement was $74.4 million as of September 30, 2014. We also had availability under our bank overdraft facilities and lines of credit of $44.5 million as of September 30, 2014.

The Credit Agreement contains certain covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.00 and (b) a minimum interest coverage ratio of 3.50. The Company was in compliance with all of its covenants under the Credit Agreement at September 30, 2014.

Our total debt to capital ratios at September 30, 2014 and December 31, 2013 were 46.2% and 40.7%, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Outlook

We believe that SWM's solid operating foundation and technology position allows us to seize opportunities in our core tobacco business to provide value-adding solutions to our customers. Smoking attrition rates outside of Asia are expected to continue to drive the overall demand decline for cigarette papers. We anticipate that additional countries may adopt LIP legislation. We plan to build upon our technology and excellent reputation in this premium application to serve our customers' additional needs for LIP products, which we expect to support the margin profile in our paper business. We cannot predict the timing of potential adoption and implementations of LIP regulation. In the absence of new LIP implementations during 2014, we expect that our tobacco paper volume will be negatively impacted by the overall industry attrition rates. We also expect continued pricing pressure on our LIP products. We believe that South Korea may be the next country to adopt LIP regulations, with a targeted July 2015 implementation date. We estimate that LIP regulations in South Korea could lead to a 10% increase in global LIP paper demand based on annual cigarette consumption in South Korea of approximately 85 billion sticks; however, no assurances can be given as to the impact on our financial results as to any such adoption.

The Company also intends to capitalize on growth opportunities and regulatory trends requiring more sophisticated cigarettes in design and performance. As proposed tar delivery limits are implemented in China, SWM expects increased demand for reconstituted tobacco leaf in China, and we believe that we are strategically positioned to respond to such increased demand with our CTS joint venture in China which began production during the second quarter 2014 and began sales to customers in mid-September 2014.

The acquisition of DelStar provided an opportunity to diversify beyond the tobacco industry. We expect that our Filtration segment's growth will be driven by demand for filtration products, particularly water filtration products. We also believe that adjacencies between DelStar's filtration products and certain of SWM's legacy products and technology will allow us to realize some commercial synergy growth. We expect our global platform and operational excellence programs to help DelStar as well.

Worldwide economic uncertainty and its effects on foreign exchange volatility may be challenging for our global results. We serve tobacco industry customers and face competitive pressure on pricing and volumes worldwide due to the continued decline of cigarette consumption in western countries. We expect RTL volumes outside China to decline in 2015; however, it will likely be in line with smoking attrition rates and, when factoring in volumes from our RTL joint venture in China, we expect overall RTL volumes to grow meaningfully in 2015. We also expect to continue to reduce costs through our operational excellence program and current and anticipated restructuring and cost reduction activities. We expect that such cost reductions will deliver value to our customers and help mitigate anticipated inflationary and competitive pressures. In addition, we intend to continue evaluating other opportunities to address ongoing imbalances of demand and supply, particularly as tobacco industry growth is occurring primarily in regions such as Asia, in an effort to continue providing competitive and high quality, value-adding solutions in growing areas. We also intend to continue reviewing various internal and external growth opportunities, including potential acquisitions, to diversify the Company.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act.  Forward-looking statements include, without limitation, those regarding 2014 outlook and future performance, our capital allocation strategy, including future dividend amounts, mergers and acquisitions, future market trends, future RTL operating profit and volume trends, accessing the ICMS tax amnesty program, smoking attrition rates, DelStar synergies, growth prospects, capital spending, the impact of our operational excellence program, the operation and profitability of CTS, the adoption of LIP regulations in new countries (including South Korea), European patent oppositions, currency rates and trends, demand for reconstituted tobacco in China, future cash flows, benefits associated with our global asset realignment, outcome of litigation or other disputes, purchase accounting impacts, LIP pricing, and other statements generally identified by words such as "believe," "expect," "intend," "plans," "potential," "anticipate," "project," "appears," "should," "could," "may," "typically," "will," and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as the following factors:

•
Changes in sales or production volumes, pricing or manufacturing costs of reconstituted tobacco products and cigarette paper for lower ignition propensity cigarettes due to changing customer demands, new technologies such as e-cigarettes, competition, or otherwise;

•	Risks associated with the implementation of our strategic growth initiatives, including diversification, and the Company’s understanding of, and entry into, new industries and technologies;

•	Changes in the source and intensity of competition in our market segments;

•	Our ability to attract and retain key personnel, due to our restructuring actions, the tobacco industry in which we operate or otherwise;

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

•	New regulatory initiatives by the U.S. Food and Drug Administration or other regulatory agencies, including the proposed regulation of cigars and cigar components;

•	New reports as to the effect of smoking on human health;

•	Changes in general economic, financial and credit conditions in the U.S., Europe and elsewhere, including the impact thereof on currency (including any weakening of the euro) and interest rates;

•	Existing and future governmental regulation and the enforcement thereof, including regulation relating to the tobacco industry, taxation and the environment;

•	The success of, and costs associated with, current or future restructuring initiatives, including the granting of any needed governmental approvals;

•
Changes in the discount rates, revenue growth, cash flow growth rates or other assumptions used by the Company in its assessment for impairment of assets and adverse economic conditions or other factors that would result in significant impairment charges;

•	The failure of one or more material suppliers, including energy, resin and pulp suppliers to supply raw materials as needed to maintain our product plans and cost structure;

•	Risks associated with our 50%-owned, non-U.S. joint ventures relating to control and decision-making, compliance, transparency and customer relations, among others;

•	A failure of any insurance company or counterparties to our currency or interest rate swaps and hedges;

•
The number, type, outcomes (by judgment or settlement) and costs of legal, tax, regulatory or administrative proceedings and or amnesty programs, including those in Brazil and before the European Patent Office;

•
Labor activities, including strikes and other disruptions, at our facilities and the impact of new regulations or changes in existing regulations and procedures by the National Labor Relations Board or other U.S. and non-U.S. authorities;

•
Risks associated with acquisitions or other strategic transactions, including acquired liabilities, retaining customers from businesses acquired, achieving any expected results or synergies from acquired businesses, difficulties in integrating acquired businesses or implementing strategic transactions generally and risks associated with international acquisition transactions, including in countries where we do not currently have a material presence;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at September 30, 2014 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings and disputes. See Note 18. Commitments and Contingencies, of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 and Note 12. Commitments and Contingencies, of the notes to the condensed consolidated financial statements included herein. There have been no material developments with regards to these matters.

Item 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it has repurchased during 2014 and the remaining amount of share repurchases currently authorized by our Board of Directors as of September 30, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
First Quarter 2014	1,160,811	$45.22	1,107,780	$50.0	$—
Second Quarter 2014	1,001	42.94	—	—	—
July 2014	—	—	—	—	—
August 2014	—	—	—	—	—
September 2014	—		—	—	—
Total Year-to-Date 2014	1,161,812	$45.22	1,107,780	$50.0	$—

In September 2013, the Board of Directors authorized the repurchase of shares of SWM common stock during the period from November 8, 2013 to December 31, 2014 in an amount not to exceed $50.0 million. As of September 30, 2014, the maximum amount authorized by the Board of Directors had been fully utilized.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

‡	This Section 906 certification is not being incorporated by reference into this Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ Jeffrey A. Cook	By:	/s/ Robert J. Cardin
	Jeffrey A. Cook Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)		Robert J. Cardin Corporate Controller (principal accounting officer)

	November 5, 2014		November 5, 2014

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Form 10-Q filing:

•	"Banded cigarette paper" is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.

•	"Binder" is used to hold the tobacco leaves in a cylindrical shape during the production process of cigars.

•	"Cigarette paper" wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate.

•	"Flax" is a cellulose fiber from a flax plant used as a raw material in the production of certain cigarette papers.

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