Form 10-K
period 2014-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2015-02-27
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the outstanding common stock, par value $0.10 per share (the "Common Stock"), held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter) was $1.3 billion, based on the last sale price for the Common Stock of $43.66 per share as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 30,526,891 shares of Common Stock issued and outstanding as of February 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders scheduled to be held on April 23, 2015 (the "2015 Proxy Statement") and filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Company was incorporated in Delaware in 1995 as a wholly-owned subsidiary of Kimberly-Clark Corporation ("Kimberly-Clark"). On November 30, 1995, Kimberly-Clark distributed its tobacco-related paper and other specialty paper products businesses conducted in the United States, France and Canada to the Company, through a distribution to Kimberly-Clark stockholders of all of the outstanding shares of common stock of the Company (the "spin-off").
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

Tobacco industry products comprised approximately 76% of our consolidated net sales in 2014, down from 93% to 94% in each of the years 2012 and 2013. Our primary products sold to the tobacco industry include cigarette, plug wrap and base tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette and RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Our non-tobacco industry products are a diverse mix of products that includes low volume, high-value engineered papers as well as commodity paper grades produced to maximize our machine utilization. In December 2013, we acquired DelStar, Inc. ("DelStar"), a manufacturer of plastic netting and other resin-based products focused on the filtration and healthcare industries. In December 2014, we acquired in two separate transactions certain assets from Pronamic Industries, Inc. and Smith & Nephew's (SNN) Advanced Wound Management Division which we expect to complement the DelStar acquisition and which have been incorporated into our Filtration operating segment.

We conduct business in over 90 countries and operate 16 production locations worldwide, with facilities in the United States, United Kingdom, Canada, France, Luxembourg, Russia, Brazil, China and Poland. We also have a 50% equity interest in two joint ventures in China. The first, China Tobacco Mauduit (Jiangmen) Paper Industry Ltd., or CTM, produces cigarette and porous plug wrap papers and the second, China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS, produces RTL and began operating in September 2014.

Our principal executive office is located at 100 North Point Center East, Suite 600, Alpharetta, Georgia 30022-8246 and our telephone number at that address is 1-800-514-0186. Our stock is traded on the New York Stock Exchange, or NYSE, under the symbol "SWM".

AVAILABLE INFORMATION

Our Securities and Exchange Commission, or SEC, filings, which include this Annual Report on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments, are available, free of charge, on the Investor Relations section of our web site at www.swmintl.com. Information from our web site is not incorporated by reference into this Annual Report on Form 10-K. These reports are available soon after they are filed electronically with, or furnished to, the SEC. The web site allows access to historical financial information, press releases and quarterly earnings conference calls, our Code of Conduct, corporate governance guidelines, Board of Directors committee charters, as well as disclosure of any amendment to or waivers of our Code of Conduct granted to any of the principal executive officer, principal financial officer or principal accounting officer. The web site provides additional background information about us including information on our history, products and locations. Requests for information, requests to contact our audit committee chair or lead non-management director or requests to report concerns about accounting or other issues can be made in writing and sent to the Investor Relations Department at our principal executive office address listed above.

Our quarterly earnings conference calls are typically held the morning after our quarterly earnings releases and are available through our web site via a webcast. The tentative dates for our quarterly earnings conference calls related to 2015 financial results are May 6, 2015, August 5, 2015, November 4, 2015 and February 5, 2016. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through our web site at www.swmintl.com.

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

Products. We manufacture and sell paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in non-tobacco industries. We also manufacture and sell thermoplastic nets, nonwovens, laminates, and extruded components.

Our Paper segment products include Cigarette Papers for sale to cigarette manufacturers. Each of the three principal types of Cigarette Papers - cigarette, plug wrap and base tipping papers - serves a distinct purpose in the function of a cigarette.

Cigarette paper wraps the column of tobacco in a cigarette. Certain properties of cigarette paper, such as control of ignition propensity, basis weight, porosity, opacity, tensile strength, texture and burn rate must be controlled to tight tolerances. The ability to control these properties is critical to meet the requirements of high-speed production processes utilized by cigarette manufacturers as well as their desired attributes of finished cigarettes such as reduced deliveries of tobacco-related smoke constituents. In addition to the attributes and functional requirements of conventional cigarette papers, certain of our products facilitate our customers' design of LIP cigarettes to enhance their ability to self-extinguish when they are not actively being smoked, including papers sold under our registered trademark ALGINEX® and trademark GLUCIGENTM. Our solutions pioneered this cigarette paper category.

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

Base tipping paper, produced in white or tan/cork color, joins the filter to the tobacco-filled column of the cigarette. The ability to produce base tipping paper, which is both printable and glueable at high speeds, is critical to producing a cigarette with a distinctive finished appearance.

Our Paper segment also produces commercial and industrial products including lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter papers and other specialized papers. Certain of these products use a fiber blend consisting of long-fibers. These products are generally sold directly to converters and other end-users in North America and Western Europe and through brokers in Brazil. These products are a diverse mix that includes low volume, high-value engineered papers and commodity paper grades produced to maximize machine utilization.

Our Reconstituted Tobacco segment produces reconstituted tobacco in two forms, reconstituted tobacco leaf, or RTL, in France, and reconstituted tobacco wrappers and binders in the United States. These products are sold directly to tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere.

RTL is used by cigarette manufacturers primarily to blend with virgin tobacco to achieve certain attributes in the finished cigarettes, such as taste characteristics and reduced deliveries of tobacco-related smoke constituents. It is also used to cost-effectively utilize tobacco leaf waste by-products. Reconstituted tobacco wrappers and binders are used by manufacturers of machine-made cigars. Binder is used to hold the tobacco leaves in a cylindrical shape during the production process. Wrapper is used to cover the outside of the cigar, providing a uniform, finished appearance. These products are sold directly to tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere.

Our Filtration segment products include thermoplastic nets, nonwovens, laminates, and extruded components under the trade name DELSTAR®. We manufacture plastic and metal components used in a wide range of industries and markets, including liquid, air and water filtration, automotive, aerospace, healthcare, industrial, food and electronics.

Markets and Customers. Our Paper and Reconstituted Tobacco segments supply the major, and many of the smaller, cigarette manufacturers, including international tobacco companies, regional tobacco manufacturers and government monopolies.

Philip Morris International Inc., or PMI, Philip Morris-USA, a subsidiary of Altria Group Inc., Japan Tobacco Inc., or JT, and British American Tobacco, or BAT, are our four largest customers and, together with their respective affiliates and designated converters, accounted for 46%, 57% and 55% of our 2014, 2013 and 2012 consolidated net sales, respectively. Although the total loss of one or more of these large customers could have a material adverse effect on our results of operations, we do not believe that such a loss is likely given the significance of our share to the total worldwide supply available to meet the demand for cigarette-related fine papers. A material variation in demand from one or more of these customers due to external factors such as government legislation or changes in consumer behavior, however, could result in a significant decline in demand for our products.

The Filtration segment supplies niche products mainly to filtration, automotive, aerospace, healthcare, food, electronics and industrial manufacturers. These products are highly engineered, often customized and, in some cases, we are the sole supplier of certain products to our top customers, none of which represent more than 10% of our consolidated net sales.

Sales and Distribution. Essentially all tobacco-related products manufactured by both the Paper and Reconstituted Tobacco segments are sold by our marketing, sales and customer service organizations directly to cigarette manufacturers or their designated converters. Most of our Paper segment's non-tobacco related products, which represent approximately 10% to 12% of its net sales, are sold directly to manufacturers.

Filtration products are sold to customers by DelStar's marketing, sales and customer service organizations directly to manufacturers.

We typically deliver our products to customers by truck, rail and ocean-going vessels. As is typical in our industry, ownership of the product generally transfers to our customer upon shipment from our mills, except for certain export sales where ownership typically transfers at the foreign port or customer facility.

Competition. We are the largest producer of cigarette papers in the world. LTR Industries S.A.S., a wholly owned subsidiary of SWM, is the leading independent producer of RTL for use in cigarettes. We do not sell our products directly to consumers or advertise our products in consumer media. The specialized nature of these tobacco-related papers requires unique research and development capability and special papermaking equipment and skills to meet exacting customer specifications. These factors have limited the number of competitors in each of the tobacco-related paper categories discussed separately below.

Paper. As the sole domestic producer of cigarette papers in North America, we believe that we have the majority of the category share in that region. Our indirect wholly-owned subsidiaries in France and Poland sell most of their products in Europe. We believe Schweitzer-Mauduit do Brasil Indústria e Comércio de Papel Ltda., or SWM-B, has the majority of the cigarette paper category share in Brazil and in South America. Our principal competitors include delfortgroup AG, or Delfort, an Austrian corporation, Miquel y Costas & Miquel S.A., or Miquel y Costas, a Spanish corporation, Julius Glatz GmbH, a German company, and PT Bukit Muria Jaya, or BMJ, an Indonesian corporation. We believe that the basis of cigarette paper competition is price, consistent quality, security of supply, level of technical service and performance requirements of the customer's cigarette-making equipment.

We have developed, individually or in conjunction with customers, technologies to address the demand for cigarette paper for LIP cigarettes in the United States, Canada, Australia and the European Union, or the EU. We believe that we are currently the leading producer of cigarette paper for LIP cigarettes and continue to develop the technologies for such products. We have license agreements with third parties which grant them the right to use certain of our LIP intellectual property, excluding ALGINEX® related intellectual properties.

We estimate that we hold a majority of the category share for high porosity plug wrap papers in each of the geographies in which we compete. Our competitors are Miquel y Costas and Delfort. We supply base tipping paper for North America, which is subsequently printed by converters. The principal competitors in Europe are Delfort and Julius Glatz. We estimate our Brazilian operation holds a large share for the base tipping paper market in South America, which is subsequently printed by converters. Our principal competitor in Latin America is Miquel y Costas. We believe that the bases for wrapper paper competition are consistent quality, price and, most importantly, the ability to meet the runability and printability requirements of converting equipment and high-speed cigarette-making machines.

With respect to our non-tobacco paper products, we believe that price is the primary basis of competition for drinking straw wrap, printing and writing and filter papers, while consistent quality and customer service are believed to be the primary competitive factors for battery separator paper.

Reconstituted Tobacco. LTRI is the leading independent producer of RTL in the world. We believe that the basis of competition in this market is primarily quality and price. Sales volumes are influenced by worldwide virgin tobacco prices and cigarette producers' various in-house tobacco reconstitution processes, as lower prices of virgin tobacco or other RTL forms may compete against our reconstituted tobacco sales volumes.

Excluding China, LTRI is the only non-cigarette company that produces RTL. Some cigarette companies such as Philip Morris-USA, R.J. Reynolds Tobacco Company, Elets, an affiliate of Japan Tobacco Inc. which operates in Russia, and STMA (China) produce RTL primarily for internal use. Huabao International Holdings Ltd, a Hong Kong company, produces reconstituted tobacco in China.

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

Filtration. Our resin-based, DelStar-branded products are leaders in their categories and compete against niche products made by Conwed, a subsidiary of Leucadia National Corp., Marshall Manufacturing Company, Johns Manville, a subsidiary of Berkshire Hathaway Inc., and Hollingsworth and Vose Company. We believe our Filtration products compete primarily on product features, innovations and customer service.

Raw Materials and Energy. Wood pulp is the primary fiber used in our operations. Our operations consumed approximately 70,000 and 72,000 metric tons of wood pulp in 2014 and 2013, respectively, all of which was purchased. Our operations also use other cellulose fibers, the most significant of which are in the form of flax fiber and tobacco leaf by-products, as the primary raw materials for cigarette papers and reconstituted tobacco products, respectively. While tobacco leaf by-products are generally the property of the cigarette manufacturer for whom the reconstitution is contracted, we purchase some tobacco leaf by-products for use in the production of RTL and wrapper and binder products.

Flax straw is purchased and subsequently processed into flax tow at our processing facility in Canada. The flax tow is then converted into flax pulp at pulping facilities in the United States and France. Flax tow and flax pulp are also purchased on the open market. Certain specialty papers are manufactured by our operations in France, requiring small amounts of other cellulose fibers, all of which are purchased.

In addition to cellulose fibers, our operations use calcium carbonate as another significant raw material in the production of many of our paper products. Calcium carbonate, or chalk, is used in the production of cigarette papers and certain of our other paper products to provide desired qualities and characteristics, such as opacity, as well as end-product performance attributes. All of our needs for calcium carbonate are purchased. Our Quimperlé mill in France and Pirahy mill in Brazil have on-site, vendor-operated, precipitated calcium carbonate plants which supply significant quantities for those mills. For the balance of their needs, our mills also purchase calcium carbonate manufactured elsewhere. Our calcium carbonate purchase commitments are discussed in Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Manufacturing of resin-based products is highly dependent on polyethylene terephthalate, or PET, and nylon polypropylene resins. We have multiple sources of resin. Resin price fluctuations can impact profitability. To partially mitigate the effects of such fluctuations we have contractual pricing adjustment mechanisms with certain customers.

We believe that our purchased raw materials are generally available from several sources and that the loss of a single supplier would not have a material adverse effect on our ability to procure needed raw materials from other suppliers.

The papermaking processes use significant amounts of energy, primarily electricity, natural gas and fuel oil to run the paper machines and other equipment used in the manufacture of pulp and paper. In France, Poland and in the United States, we believe that energy supply is generally reliable, although prices can fluctuate significantly based on variations in overall demand. We enter into agreements to procure a portion of our energy requirements for future periods in order to reduce the uncertainty of future energy costs.

In France, we have entered into agreements with an energy cogeneration supplier whereby the supplier constructed and operates cogeneration facilities at our Spay and Quimperlé mills and supplies steam that is used in the operation of our mills. These cogeneration facilities provide energy cost savings and improved security of supply.

In Brazil, where production of electricity is heavily reliant upon hydroelectric plants, availability of electricity has been affected in the past by rain variations. Over the past few years the Brazilian government has taken action to improve distribution lines, which has provided a better balance of energy use throughout the country and mitigates the risk that energy will not be available. Although our Brazilian business currently has a sufficient supply of energy to continue its current level of operation, Brazil is experiencing a drought, and there can be no assurance that we will have sufficient electricity in the future, or that costs will remain stable.

Additional information regarding agreements for the supply of energy is included in Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Backlog and Seasonality. We have historically experienced a steady flow of orders for our products. Our facilities typically receive and ship orders within a 30-day period, except for RTL which are generally placed well in advance of delivery. We base our manufacturing schedules and raw material purchases on our evaluation of customer forecasts and current market conditions.

Within the Paper segment, our U.S. operations do not calculate or maintain records of order backlogs. Its largest customer, Philip Morris-USA, provides forecasts of its future demand, but actual orders for cigarette papers are typically placed two weeks in advance of shipment. In France, cigarette papers order backlog was approximately $35 million and $37 million on December 31, 2014 and 2013, respectively. This represented approximately 54 days of sales for our French Paper operations in both 2014 and 2013. Our Polish and Brazilian operations do not calculate or maintain records of order backlogs. Souza Cruz, our Brazilian operation's largest customer, provides forecasts of its future demand, typically eight weeks in advance, in order for the Brazilian operations to manage production and ensure a sufficient supply to meet this customer's anticipated requirements.

The Reconstituted Tobacco segment's RTL business operates predominantly under a number of annual supply agreements. The order backlog for RTL was approximately $121 million and $99 million on December 31, 2014 and 2013, respectively, and is typically filled within one fiscal year.

In the Filtration segment, customer orders are generally manufactured and shipped within 30 days and, in certain instances, up to three months. As of December 31, 2014 and 2013, the Filtration segment order backlog was approximately $20 million and $22 million, respectively.

Sales of our paper and reconstituted tobacco products are subject to significant seasonal fluctuations. In the United States and Europe, customer shutdowns of one to two weeks in duration typically occur in July and December. In Brazil, customer orders are typically lower in December due to a January and February holiday season.

Research and Development. We employ approximately 60 research and development employees in research and laboratory facilities in Quimperlé and Spay, France, Santanésia, Brazil, Strykow, Poland, Alpharetta, Georgia, Middletown, Delaware and Austin, Texas. We are dedicated to developing product innovations and improvements to meet the needs of individual customers. The development of new components for tobacco products and of new non-tobacco products, including several development projects for our major customers, are the primary focuses of these research and development facilities. We expensed $15.7 million in 2014, $15.3 million in 2013 and $9.9 million in 2012 on research and development. We believe that our research and product development capabilities have played an important role in establishing our reputation for high quality, superior products.

Our commitment to research and development has enabled us, for example, to (i) produce high-performance papers designed to run on the high-speed manufacturing machines of our customers, (ii) produce papers to exacting specifications with very high uniformity, (iii) produce cigarette paper with extremely low basis weights, (iv) develop cigarette paper for LIP cigarettes, (v) produce highly porous cigarette and plug wrap papers, (vi) produce wrapper and binder tobacco reconstituted products, in a paper process, matching the specifications of machine-made cigars, and (vii) produce papers and reconstituted tobacco products with other specifically engineered properties required for particular end product performance attributes. The Filtration segment, which consists primarily of DelStar, has a history of finding innovative design solutions, including developing products that improve the performance of customers' products and manufacturing operations. We believe that our commitment to research and development, coupled with our investment in new technology and equipment, has positioned us to take advantage of growth opportunities all around the world.

Patents and Trademarks. As of December 31, 2014, we owned 260 patents and had 120 pending patent applications covering a variety of cigarette papers, RTL, cigar wrapper and binder and other products and processes in the United States, Western Europe and several other countries. We believe that our patents, together with our papermaking expertise and technical sales support, have been instrumental in establishing us as the leading worldwide supplier of cigarette papers. We believe that patents have contributed to our position as the world's leading independent producer of papers used for LIP cigarettes. Our Filtration segment holds eight patents registered in China.

Management believes that our "ALGINEX®" water-based technology trademark, our "GLUCIGENTM" trademark for use in banded papers for the production of LIP cigarettes, and the "SWM" logo and trade names have been important contributors to the marketing of our products. In our Filtration segment, "DELSTAR®," "NALTEX®", "DELNET®", "DELPORE®", "STRATEX®", and "CORETEC®" are important trade names which have high industry acceptance for marketing our products.

Management and direction for a large portion of SWM's research and development activities is provided from its Luxembourg City, Luxembourg operation. These activities are often performed at other SWM locations under contract by SWM Luxembourg, and funded by SWM Luxembourg. SWM Luxembourg has the authority to initiate and manage research and development projects in areas such as, but not limited to, LIP, Advanced Fibers and Materials and Filtration. This operation also provides global oversight and active management for much of the Company's intellectual property rights.

Administrative and Court Proceedings Regarding Papers for Lower Ignition Propensity Cigarettes. In December 2009, Miquel y Costas & Miquel S.A., Société Papéterie Leman SAS and delfortgroup AG filed Notices of Opposition to the European Patent Office's, or the EPO, grant of our European Patent EP 1482815.  The opponents contend that the claimed invention is not disclosed in a manner sufficiently clear and complete for it to be carried out by a person skilled in the art and that the claims were either not novel or lacked inventive step due to prior art references (including, among others, two earlier patents of SWM cited by the Examiner prior to granting the patent).   In connection with its entrance into a worldwide LIP license agreement with SWM, delfortgroup has withdrawn its opposition and is no longer a party to these proceedings (though delfortgroup's arguments and evidence presented remain in the proceedings). On September 15, 2014, Miquel y Costas & Miquel S.A. withdrew its opposition and is no longer a party to the proceedings and SWM amended the patent claims. In its hearing on October 27, 2014, the Opposition Division of the EPO decided to maintain the patent in amended form. The EPO's written decision was issued on January 23, 2015 and is open to appeal by the participants to the hearing. The final outcome of this dispute would not prevent the Company from practicing its ALGINEX® LIP solution. The patent remains in effect and enforceable even while opposition appeal proceedings are pending.

On November 11, 2010, the EPO issued a Decision to Grant SWM European Patent No. 1333729.  On December 8, 2010, Julius Glatz GmbH filed a Notice of Opposition to the grant of this patent.  In September 2011, Papéteries du Leman, delfortgroup AG, and Miquel y Costas & Miquel S.A. each filed opposition papers and Glatz supplemented its previous filing. However, Papéteries du Leman failed to pay the opposition fee and consequently is not a party to the opposition proceedings. It subsequently refiled its opposition papers as third-party observations. In connection with its entrance into a worldwide LIP license agreement with SWM, delfortgroup has withdrawn its opposition and is no longer a party to these proceedings (though delfortgroup's arguments and evidence presented will remain in the proceedings). In its hearing on January 21, 2015, the Opposition Division of the EPO decided to revoke the patent for claim 10 allegedly containing subject-matter that goes beyond the application as originally filed. The Company believes that the EPO properly granted the patent and intends to vigorously defend the patent. Accordingly, SWM plans to appeal the written decision. The patent remains in effect and enforceable while opposition appeal proceedings are pending.

A petition to reexamine United States Patent No. 6,725,867 filed by delfortgroup in 2010 is still pending. As a result of the worldwide LIP license agreement with SWM, delfortgroup has withdrawn from this proceeding. There are no other petitioners in the action.

On June 27, 2012, the EPO granted the Company's applications for two LIP-related patents, EP 2127544 and EP 2127545, that are based on divisional applications related to European Patent No. 1333729. Julius Glatz GmbH and Miquel y Costas & Miquel S.A. each filed Notices of Opposition to the grant of EP 2127544. Julius Glatz GmbH, Miquel y Costas & Miquel S.A. and Société Papéterie Leman SAS each filed Notices of Opposition to the grant of EP 2127545. SWM filed its responses to the Notices of Opposition on March 7, 2014. The Company believes that the EPO properly granted the patents and intends to vigorously defend the patents.

On September 12, 2012, the EPO granted the Company's LIP related patent, EP 2127543, that is based on a divisional application related to European Patent No. 1333729. Papéteries du Leman, Julius Glatz GmbH and Miquel y Costas

& Miquel S.A. each filed Notice of Opposition, and SWM filed its response to the Notice of Opposition on March 21, 2014. The Company believes that the EPO properly granted the patent and it intends to vigorously defend the patent.
On April 16, 2014, the EPO granted the Company's LIP related patent, EP 2319333, that is based on a divisional application related to European Patent No. 1845810. Julius Glatz GmbH filed a Notice of Opposition on January 16, 2015. The Company believes that the EPO properly granted the patent and it intends to vigorously defend the patent.
In January 2015, the Company initiated patent infringement proceedings in Germany against a competitor under multiple LIP-related patents. The cost, timing and outcome of intellectual property litigation can be unpredictable and thus no assurances can be given as to the outcome or impact on us of such litigation.

Employees. As of December 31, 2014, we had approximately 3,000 regular, full-time, active employees.

North American Operations. Hourly employees at the Spotswood, New Jersey, and Ancram, New York mills are represented by locals of the United Steel Workers Union. The collective bargaining agreement at our Spotswood mill is a three-year agreement which is effective through July 28, 2016. The three-year collective bargaining agreement at our Ancram mill is effective through September 30, 2017. We believe employee and union relations continue to be positive at the Spotswood and Ancram mills.

The fiber operations of our Canadian subsidiary, Newberry, South Carolina facility and DelStar facilities are non-union. We believe that employee relations are positive.

French Operations. Hourly employees at our Quimperlé, Spay, and Saint-Girons, France mills are union represented. From time to time, we undertake certain restructuring activities in France and elsewhere which can impact our employee relations. For instance, in the fourth quarter of 2014, we incurred a work disruption at our Spay facility in connection with certain restructuring activities. We believe that our employee relations in these locations are generally as positive as other similarly situated French manufacturing operations under similar circumstances.

Luxembourg Operations. Employees at our Luxembourg facility are non-union. We believe that employee relations in Luxembourg are positive.

Brazilian Operations. Hourly employees at the Pirahy, Brazil mill are represented by a union. The one-year collective bargaining agreement at SWM-B was renewed through May 31, 2015. We believe that employee relations are positive and comparable to those of other similarly situated Brazilian manufacturing operations.

Polish Operations. Employees at our Strykow, Poland facility are non-union. We believe that employee relations in Poland are positive.

Chinese Operations. Employees at our Suzhou, China facility are non-union. We believe that employee relations in China are positive.

English Operations. Some hourly employees at our Gilberdyke, England facility are represented by a union. The collective bargaining agreement is due for renewal in mid-2015. We believe that employee relations are positive.

Environmental Matters. Capital expenditures for environmental controls to meet legal requirements and those relating to the protection of the environment at our facilities in the United States, United Kingdom, France, Brazil, Poland, China and Canada were $1.4 million in 2014, no material amount of which was the result of environmental fines or settlements. We expect such expenditures to be $2.0 million or less in each of the next two years, of which no material amounts were or are expected to be the result of environmental fines or settlements. These expenditures are not expected to have a material adverse effect on our financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in our plans, changes in legal requirements or other factors.

Working Capital. We normally maintain approximately 60 to 90 days of inventories to support our operations. Our sales terms average between 15 and 60 days for payment by our customers, dependent upon the products and markets served. With respect to our accounts payable, we typically carry approximately a 30 to 60 day level, in accordance with our purchasing terms, which vary by business location. The accounts payable balance varies in relation to changes in our manufacturing operations, particularly due to changes in prices of wood pulp, resins and purchased energy and the level and timing of capital expenditures related to projects in progress.

Executive Officers. The names and ages of our executive officers as of February 27, 2015, together with certain biographical information, are as follows:

Name	Age	Position
Frédéric P. Villoutreix	50	Chairman of the Board and Chief Executive Officer
Jeffrey A. Cook	60	Executive Vice President, Chief Financial Officer and Treasurer
Stephen Dunmead	51	Chief Operating Officer
Michel Fievez	57	Executive Vice President, Reconstituted Tobacco Business
Greerson McMullen	52	General Counsel and Secretary
Robert Cardin	51	Corporate Controller

There are no family relationships between any of the directors, or any of our executive officers. None of our officers were selected pursuant to any arrangement or understanding between the officer and any person other than the Company. Our executive officers serve at the discretion of the Board of Directors and are elected annually by the Board.

Frédéric P. Villoutreix was elected Chairman of the Board and Chief Executive Officer effective January 1, 2009. Mr. Villoutreix joined the Company on December 7, 2005, was elected Chief Operating Officer in February 2006, and served as interim President, French Operations from December 2006 to June 2007. Mr. Villoutreix joined us in December 2005 from Compagnie de Saint-Gobain, a leading French multi-national manufacturer of engineered materials and products, where he worked since 1990. From 2001 to 2005, Mr. Villoutreix held key manufacturing positions in Europe and the United States with Saint-Gobain, including General Manager, World Construction Products and Stone, Luxembourg and Vice President, Abrasives Europe and Coated Abrasives World with 33 operating locations.

Jeffrey A. Cook was appointed Executive Vice President, Chief Financial Officer and Treasurer in February 2012. Prior to joining SWM, he served as Chief Financial Officer since 2007 of Presstek Inc., a manufacturer and distributor of products for the commercial graphics industry, including printing presses, consumables and service. Mr. Cook began his career with General Electric Co. and served in roles of increasing financial leadership including serving as Chief Financial Officer of GE Government Services Inc. from 1990 to 1993 and Vice President Finance of the Government Services Group of Lockheed Martin Corporation. From 1996 to 1997, he was Vice President and Chief Financial Officer of Bechtel Systems and Infrastructure, a division of Bechtel Group Inc. He was Vice President Finance of Moore North American, a division of Moore Corporation from 1997 to 2000. Mr. Cook served as Senior Vice President, Chief Financial Officer and Chief Information Officer of Kodak Polychrome Graphics, a joint venture between Eastman Kodak and Sun Chemical from 2000 to 2005.

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

Michel Fievez was appointed Executive Vice President, Global Paper and Reconstituted Tobacco in December 2014. He previously held the title of Executive Vice President, Reconstituted Tobacco at the Company since March 2010. Prior to that, he held the position of President - European Operations from June 2007 to March 2010. From 2003 to May 2007, Mr. Fievez served as General Manager One Side Coated Papers and then Vice President and General Manager Packaging, Metalizing and Office and Graphic with Ahlstrom Corporation. From 1998 to 2003, he held key management positions, including Managing Director, with Chesapeake Display and Packaging in Europe, and from 1994 to 1998, held the position of Vice President Manufacturing and Technology with Mead Packaging Europe. Before that, he worked for 5 years as Associate and Engagement Manager with McKinsey & Company.

Greerson McMullen has served as General Counsel and Secretary since May 2013. Previously, Mr. McMullen served as the Senior Vice President, General Counsel, Government Affairs & Secretary of the ServiceMaster Company since November 2007 (holding the Government Affairs title since March 2010). The ServiceMaster Company is a residential services company.

Robert Cardin has served as our Corporate Controller since November 2013. Previously, Mr. Cardin served as Controller for Syncreon International Group, a specialized provider of integrated logistics services to global industries, since 2011. Prior to that time he was employed by DENTSPLY International Inc., a worldwide manufacturer of dental products, as Assistant Corporate Controller from 2010 to 2011 and as Group Controller - Dental Consumables Business from 2004 to 2010.

Item 1A. Risk Factors

Factors That May Affect Future Results

Many risk factors both within and outside of our control could have an adverse impact on our business, financial condition, results of operations and cash flows and on the market price of our common stock. While not an exhaustive list, the following important risk factors could affect our future results, including our actual results for 2015 and thereafter and could also cause our actual results to differ materially from those expressed in any forward-looking statements we have made or may make.

We expect our business to be impacted by governmental actions relating to tobacco products, as well as by decreased demand for tobacco products relating to declining social acceptance of smoking in the United States and certain other countries.

In 2014, approximately 76% of our net sales were from products used by the tobacco industry in making cigarettes or other tobacco products. In recent years, governmental entities around the world, particularly in the United States, Brazil, Russia, Australia and western Europe, have taken, or have proposed, actions that had, and are likely to continue to have, the effect of reducing consumption of tobacco products which, in turn, reduces demand for our products. Reports with respect to the possible harmful physical effects of cigarette smoking, including second-hand smoke, and use of other tobacco products have been publicized for many years. Such reports, together with actions to regulate, restrict or prohibit the sale, advertisement and promotion of tobacco products, including cigarettes and their components, to limit smoking in public places, to control or restrict additives that may be used in tobacco products and to increase taxes on such products, are intended to discourage the consumption of traditional cigarettes and other such products. In recent years, certain governmental entities, particularly in North America and Europe, have enacted, considered or proposed actions that would require cigarettes to meet specifications aimed at reducing their likelihood of igniting fires when the cigarettes are not actively being smoked. It is not possible to predict the additional legislation or regulations relating to tobacco products that may be enacted, additional countries that may adopt such legislation or regulations, or the extent to which such legislation, regulations or the development of new products or technologies, such as e-cigarettes, may impact the design or formulation of our customers' products, the demand for traditional cigarettes and our business and financial performance.

Cigarette consumption in certain regions such as the United States and Western Europe has declined, in part due to the actions described above, to the diminishing social acceptance of smoking and to actions on the part of private parties to restrict smoking. These declines have had an adverse effect on demand for our products in these regions and other affected regions. We expect such factors will continue to reduce smoking levels and potentially adversely affect demand for our products. In addition, litigation is pending against major manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms. It is not possible to predict the outcome of such litigation or the effect adverse developments in pending or future litigation may have on the tobacco industry or its demand for our products, but in the past, increases in taxes and litigation have adversely affected demand. In the U.S., the regulatory jurisdiction of the federal Food and Drug Administration was extended in 2009 to include tobacco products, which products are now subject to product component disclosure regulations, new controls on ingredients, and additional restrictions relating to marketing and labeling. The federal Food and Drug Administration could promulgate additional regulations to areas it has not to date regulated or has only lightly regulated such as certain cigars. In Brazil, regulations limit the use of additives to cigarettes. In the European Union, the Tobacco Products Directive regulates the content, effects, marketing and labeling of tobacco products, and both revisions to the Directive and the ongoing phase-in of the REACH regulation (Registration, Evaluation, Authorization, and Restriction of Chemical Substances) may further restrict product ingredients. Additionally, the World Health Organization is actively promoting tobacco regulation, and other countries worldwide are in the process of adopting some or all of these restrictions. The impact of these legislative and regulatory initiatives on the production and sale of our and our customers' products is not presently known but could adversely affect our results.

The overall demand for conventional tobacco cigarettes in certain regions such as the United States and Western Europe has generally been declining in terms of volume of sales. In addition to the governmental actions referred to above, there is and continues to be a decline in the social acceptability of smoking and increased awareness of health risks relating to tobacco products. Such a decline has led, and could lead, to certain merchants deciding not to sell tobacco products(e.g. CVS drug stores), thus potentially adversely impacting demand for our products.

Our technological advantages are unlikely to continue indefinitely.

We consider our intellectual property and patents to be a material asset. We have been at the forefront of developing new products and technology within our industries and have patented several of our innovations, particularly with regard to cigarette paper used to produce LIP cigarettes. This has enhanced our ability to sell products and to provide added function and other value to the products we sell allowing them to command higher margins. This advantage has also enabled us to license certain of our patents and know-how and earn royalty income from third parties. Presently, we are seeing evidence of increasing efforts and activity by our competitors and some customers to develop and sell competitive products, particularly in the area of papers used for lower ignition propensity applications and e-cigarettes, with the effect of creating pricing pressure on our LIP products. Over time, we expect our competitors to develop competitive products that are designed to avoid our intellectual property or to license our innovations. Ultimately, our patents will expire. As we expand our production of LIP papers, RTL and our Filtration operations to more locations and countries, the risk of the loss of proprietary trade secrets will increase, and any significant loss would result in the loss of the competitive advantages provided by such trade secrets. While we cannot predict the impact or the timing of these trends and eventualities, they likely will reduce our sales and margins from the levels that we otherwise would have achieved.

Furthermore, it is uncertain the extent to which LIP regulations will be adopted in additional regions, including as to the timing of such adoptions and the technical standards that would be implemented. The absence of such adoptions or the failure to implement standards consistent with those in the U.S. and Western Europe could have an adverse impact on our future financial condition, results of operations and cash flows.

Effectively policing our domestic and international intellectual property and patent rights is costly and may not be successful.

Our portfolio of granted patents varies by country, which could have an impact on any competitive advantage provided by patents in individual markets. We rely on patent, trademark, and other intellectual property laws of the United States and other countries to protect our intellectual property rights. In order to maintain the benefits of our patents, we may be required to enforce certain of our patents against infringement through judicial or administrative actions. For example, in early 2015 we initiated patent infringement proceedings in Germany against a competitor under multiple LIP-related patents. The cost, timing and outcome of intellectual property litigation can be unpredictable and thus no assurances can be given as to the outcome or impact on us of such litigation. However, there can be no assurances that we will be able, or that it will be economic for us, to prevent third parties from using our intellectual property or infringing our patents without our authorization, which may reduce any competitive advantage we have developed. Litigation to protect these rights is often costly and time consuming and could divert management resources with an uncertain outcome. We cannot guarantee that any United States or foreign patents, issued or pending, will continue to provide us with any competitive advantage or will not be successfully challenged by third parties.

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

In December 2009, Miquel y Costas & Miquel S.A., Société Papéterie Leman SAS, and delfortgroup AG filed Notices of Opposition to the European Patent Office's, or the EPO, grant of our European Patent EP 1482815. The opponents contend that the claimed invention is not disclosed in a manner sufficiently clear and complete for it to be carried out by a person skilled in the art and that the claims were either not novel or lacked inventive step due to prior art references (including, among others, two earlier patents of SWM cited by the Examiner prior to granting the patent).  In connection with its entrance into a worldwide LIP license agreement with SWM, delfortgroup has withdrawn its opposition and is no longer a party to these proceedings (though delfortgroup's arguments and evidence presented remain in the proceedings). On September 15, 2014, Miquel y Costas & Miquel S.A. withdrew its opposition and is no longer a party to the proceedings and SWM amended the patent claims. In its hearing on October 27, 2014, the Opposition Division of the EPO decided to maintain the patent in amended form. The EPO's written decision was issued on January 23, 2015 and is open to appeal by participants to the hearing. The final outcome of this dispute would not prevent the Company from practicing its ALGINEX® LIP solution.  The patent remains in effect and is enforceable even while opposition appeal proceedings are pending.

On November 11, 2010, the EPO issued a Decision to Grant SWM European Patent No. 1333729.  On December 8, 2010, Julius Glatz GmbH filed a Notice of Opposition to the grant of this patent.  In September 2011, Papéteries du Leman, delfortgroup AG, and Miquel y Costas & Miquel S.A. each filed opposition papers and Glatz supplemented its previous filing. However, Papéteries du Leman failed to pay the opposition fee and consequently is not a party to the opposition proceedings. It subsequently refiled its opposition papers as third-party observations. In connection with its entrance into a worldwide LIP license agreement with SWM, delfortgroup has withdrawn its opposition and is no longer a party to these proceedings (though delfortgroup's arguments and evidence presented will remain in the proceedings). In its hearing on January 21, 2015, the Opposition Division of the EPO decided to revoke the patent for claim 10 allegedly containing subject-matter that goes beyond the application as originally filed. The Company believes that the EPO properly granted the patent and intends to vigorously defend the patent. Accordingly, SWM plans to appeal the written decision that is expected to issue shortly. The patent remains in effect and enforceable while opposition appeal proceedings are pending.

On June 27, 2012, the EPO granted the Company's applications for two LIP-related patents, EP 2127544 and EP 2127545, that are based on divisional applications related to European Patent No. 1333729. Julius Glatz GmbH and Miquel y Costas & Miquel S.A. each filed Notices of Opposition to the grant of EP 2127544.  Julius Glatz GmbH, Miquel y Costas & Miquel S.A. and Société Papéterie Leman SAS each filed Notices of Opposition to the grant of EP 2127545. SWM filed its responses to the Notices of Opposition on March 7, 2014. The Company believes that the EPO properly granted the patents, and intends to vigorously defend the patents.

On September 12, 2012, the EPO granted the Company's LIP patent, EP 2127543, that is based on a divisional application related to European Patent No. 1333729. Papéteries du Leman, Julius Glatz GmbH and Miquel y Costas & Miquel

S.A. each filed Notices of Opposition, and SWM filed its responses to the Notice of Opposition on March 21, 2014. The Company believes that the EPO properly granted the patent, and it intends to vigorously defend the patent.

On April 16, 2014, the EPO granted the Company's LIP related patent, EP 2319333, that is based on a divisional application related to European Patent No. 1845810. Julius Glatz GmbH filed a Notice of Opposition on January 16, 2015. The Company believes that the EPO properly granted the patent and it intends to vigorously defend the patent.

As referenced above, in January 2015, the Company initiated patent infringement proceedings in Germany against a competitor under multiple LIP-related patents. The cost, timing and outcome of intellectual property litigation can be unpredictable and thus no assurances can be given as to the outcome or impact on us of such litigation.

Our financial performance can be significantly impacted by the cost of raw materials and energy.

Raw materials are a significant component of the cost of the products that we manufacture. The cost of wood pulp, which is the largest component of the raw materials that we use, and of resins used by our Filtration segment are highly cyclical and can be more volatile than general consumer or producer inflationary changes in the general economy. For instance, during the period from January 2012 through December 2014, the U.S. list price of northern bleached softwood kraft pulp, or NBSK, a representative pulp grade that we use, ranged from a low of $830 per metric ton in September 2012 to a high of $1,030 per metric ton in March 2014. Also, over the last five years, the cost of polypropylene has fluctuated from 70 cents per pound to 117 cents per pound. We periodically enter into agreements with customers under which we agree to supply products at fixed prices. As a consequence, unanticipated increases in the costs of raw materials, or the lack of availability of such raw materials (due to force majeure or other reasons), can significantly impact our financial performance. Even where we do not have fixed-price agreements, we generally cannot pass through increases in raw material costs in a timely manner and in many instances are not able to pass through the entire increase to our customers.

Paper manufacturing is energy-intensive. In France, Poland and in the United States, availability of energy generally is reliable, although prices can fluctuate significantly based on variations in overall demand. Western Europe is becoming significantly dependent on energy supplies from the Commonwealth of Independent States, which in the past has demonstrated a willingness to restrict or cut off supplies of energy to certain customers. The volume of oil or gas flowing through pipeline systems that ultimately connect to western Europe also has been cut off or restricted in the past, and such actions can adversely impact the supply of energy to western Europe and, consequently, the cost and availability of electricity to our European operations. In Brazil, electricity is heavily taxed and because production of electricity is heavily reliant upon hydroelectric plants, availability of electricity can be, and has in the past been, affected by rain variations. Although our Brazilian business currently has a sufficient supply of energy to continue its current level of operation, there can be no assurance that we will have sufficient supply in the future. Due to the competitive pricing for most of our products, we typically are unable to fully pass through higher energy costs to our customers. Periodically, when we believe it is advantageous to do so, we enter into agreements to procure a portion of our energy for future periods in order to reduce the uncertainty of future energy costs. However, in recent years this has only marginally slowed the increase in energy costs due to the volatile changes in energy prices we have experienced.

Historically, we have experienced significant cost savings and productivity benefits relating to our ongoing Operational Excellence program; however, these benefits may not continue indefinitely.

Historically, we have experienced significant cost savings and productivity benefits relating to our ongoing Operational Excellence program as it relates to our tobacco operations that have supported our margins during periods of significant attrition in the Tobacco industry. We expect to continue to achieve significant savings and benefits from this program, however, in light of continued industry attrition, execution risks and other factors, should we be unable to continue in the future to obtain these savings and benefits in line with historical achievements, our profitability and financial results could be adversely affected.

Because of the geographic diversity of our business, we are subject to a range of international risks.

We have manufacturing facilities in seven countries and two joint ventures in China and sell products in over 90 countries, many of which are emerging and undeveloped markets. Our manufacturing operations, sales and results, depending on their location, are subject to various international business risks, including the following:

•
Foreign countries can impose significant import, export, excise and income tax and other regulatory restrictions on business, including limitations on repatriation of profits and proceeds of liquidated assets. While we attempt to manage our operations and international movements of cash from and amongst our foreign subsidiaries in a tax-efficient manner, unanticipated international movement of funds due to unexpected changes in our business or changes in tax and associated regulatory schemes could result in a material adverse impact on our financial condition, results of operations and cash flows;

•
We are exposed to global as well as regional macroeconomic and microeconomic factors, which can affect demand and pricing for our products, including: unsettled political and economic conditions, including as they relate to Russia and the Ukraine; expropriation; import and export tariffs; regulatory controls and restrictions; and inflationary and deflationary economies. These factors together with risks inherent in international operations, including risks associated with any non-compliance with the U.S. Foreign Corrupt Practices Act, the 2013 Brazilian Clean Companies Act, the U.K. Bribery Act of 2010, the 2013 Russian Law on Preventing Corruption and other non-U.S. anti-bribery law compliance, could adversely affect our results;

•
We participate in two joint ventures and have one manufacturing facility in China. One joint venture sells our products primarily to Chinese tobacco companies. The second joint venture has built a new reconstituted tobacco mill in China which began operations in September 2014. Operations in China entail a number of risks including international and domestic political risks, the need to obtain operating and other permits from the government, adverse changes in the policies or in our relations with government-owned or run customers and any ability to operate within an evolving legal and economic system. There are also risks inherent with 50% joint ventures, such as a lack of an ability to control, and visibility with respect to the operations, customer relations and compliance aspects, among others; and

•	Changes or increases in international trade sanctions may restrict or prohibit us from transacting business with established customers or securing new ones, including as to Russia and the Ukraine.

Changes in the laws and regulations described above, adverse interpretations or applications of such laws and regulations, and the outcome of various court and regulatory proceedings, including in Europe and Brazil could adversely impact the Company's business in a variety of ways, including increasing expenses, increasing liabilities, decreasing sales, limiting its ability to repatriate funds and generally limiting its ability to conduct business, all of which could adversely affect our operations and financial results.

Fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations.
A significant portion of our revenues are generated from operations outside the United States. In addition, we maintain significant operations and acquire or manufacture many of our products outside the United States. The functional currency of our international subsidiaries is generally the local currency in which each subsidiary operates. In particular, a large portion of our commercial business is denominated in euros. Our consolidated financial statements are presented in U.S. dollars. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of the reporting period. As a result, our future revenues, costs, results of operations and earnings could be significantly affected by changes in foreign currency exchange rates, especially the euro to U.S. dollar exchange rate.

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

We utilize a variety of practices to manage this risk, including operating and financing activities and, where considered appropriate, derivative instruments. All derivative instruments we use are either exchange traded or entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. Counterparty risk cannot be eliminated and there can be no assurance that our efforts will be successful. We generally hedge foreign currency transactions risk primarily through the use of derivative instruments, including forward and swap contracts and, to a lesser extent, option contracts. The use of derivative instruments is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. If our future revenues, costs and results of operations are significantly affected by economic conditions abroad and/or we are unable to effectively hedge these risks, they could materially adversely affect our financial condition, results of operations and cash flows.

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

Our four largest competitors for our tobacco business are delfortgroup AG (Delfort), Julius Glatz GmbH (Glatz), Miquel y Costas & Miquel S.A. and PT BUKIT Muria Jaya (BMJ). All four primarily operate from modern and cost-effective mills in western Europe and Asia and are capable and long-standing suppliers to the tobacco industry. Further, three such competitors, Delfort, Glatz and BMJ, are privately held and the third, Miquel y Costas, is a closely held public company. Thus, their financial results and other business developments and strategies are not disclosed to the same extent as ours, which provides them some advantage in dealing with customers. Given the concentration of most of our competitors in western Europe, which has seen declining demand for tobacco products and has labor laws that make reducing capacity expensive and slow, excess capacity exists and therefore price competition is acute. We believe that all four competitors have good relationships with the multinational cigarette companies, as does the Company. The multinational cigarette companies have been known to use these close relationships to encourage the development of enhanced competition through supporting competitive products and facilities, especially when confronted with new, high-value technologies such as porous plug wrap in the past and LIP today.

Our Filtration segment, DelStar-branded products compete against niche products made by Conwed, a subsidiary of Leucadia National Corp., Marshall Manufacturing Company, Johns Manville, a subsidiary of Berkshire Hathaway Inc. and Hollingsworth and Vose Company. We believe our Filtration products compete primarily on product features, innovations and customer service, however, the efforts of these competitors could have an impact on the results of our Filtration segment operations.

As a result of the foregoing, the Company faces significant selling price, sales volume and new product risks from its competitors, especially during periods (often annually) in which the Company's contracts with its major customers are subject to renewal or renegotiation.

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

Four customers accounted for over 46% of our net sales in 2014. The loss of one or more of these customers, or a significant reduction in their purchases, particularly those that impact our value-added LIP papers or reconstituted tobacco, could have a material adverse effect on our results of operations and financial results. The enhanced capabilities provided by RTL in the area of product design and regulatory compliance are important to our customers. However, future RTL results could be adversely affected by fluctuations in customer inventories, changes in the cigarette tobacco blending approaches by our customers, changes in regulations and tariffs and the price of virgin tobacco leaf.

In addition, significant consolidation has occurred among our customers, thereby increasing our dependence upon a fewer number of customers and increasing the negotiating leverage of the customers that survive. If any of our customers were to change suppliers, in-source production of reconstituted tobacco or cigarette papers (including those used to produce LIP cigarettes), institute significant cost-cutting measures or experience financial difficulty, then these customers may substantially reduce their purchases from us, which could adversely impact our operations and financial results. In addition, adverse results in the negotiation of any of our significant customer contracts, the terms of which are typically negotiated every one to three years, could significantly impact our financial condition, results of operations and cash flows.

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

Although we are not aware of any environmental conditions at any of our facilities that could have a material adverse effect on our financial results, we own facilities in France, the U.S. and elsewhere that have been operated over the course of many decades. We may face higher disposal and clean-up costs to replace equipment or facilities containing materials that were compliant when installed, but are now considered contaminants. Additionally, as we sell closed facilities, we may be required to perform additional environmental evaluations that could identify items that might require remediation or other action, the nature, extent and cost of which are not presently known. We may also incur environmental liabilities in connection with assets or businesses we may purchase.

We are subject to various legal actions and other claims.

We regularly are involved in legal actions and other claims arising in the ordinary course of business and otherwise. We are also subject to many laws and regulations around the world. Despite our efforts, we cannot guarantee that we are in compliance with every such law or regulation. Because of the complexity of Brazilian tax laws and court systems, legal actions are a particular risk affecting our Brazilian operations.  Although we believe that our positions in pending disputes about state and federal taxes are correct and will ultimately be upheld by Brazilian courts, the outcome of legal proceedings is difficult to predict. An adverse result in one or more of these tax disputes could have a material adverse impact on our financial condition and results of operations. We are also subject to various other litigation in Brazil, including labor and workplace safety claims. Although we do not believe that any of the currently pending actions or claims against us will have a material adverse impact on our business or financial condition, we cannot provide any assurances in this regard. Information concerning some of these actions that currently are pending is contained in Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements and in Part I, Item 3, “Legal Proceedings” of this report.

Our internal and external expansion plans and asset dispositions entail different and additional risks relative to the rest of our business.

From time to time, we consider acquisitions either within the tobacco industry or outside the industry in connection with our diversification initiatives, such as our acquisition of DelStar, Inc. and assets from Pronamic, Inc. and from SNN. This acquisition activity could involve confidential negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Although we seek to maintain or improve the economic fundamentals of our business, it is possible that an acquisition could adversely impact our results, credit ratings or the outlook of our business. Also, acquisition opportunities are limited and present risks of failing to achieve strategic objectives or anticipated synergies or returns. There can be no assurance that we will be able to acquire attractive businesses on favorable terms, that we will realize the anticipated benefits or profits through acquisitions or that acquisitions will be accretive to earnings. Changes in our portfolio of businesses, assets and products, whether through acquisition, disposition or internal growth, present additional risks. Such activities, including diversification, and our acquisition of DelStar and other acquisitions, can lead us to incur unknown or new types of liabilities, subject us to new regulatory frameworks, new market risks, involve operations in new geographies with challenging labor, regulatory and tax regimes as well as the execution risks associated with such activities. The potential future expansion of our filtration or other operations could cause these operations to face additional competition from larger and more established competitors than is currently the case.

The ability to dispose of idled assets and the value that may be obtained relative to their book value can result in significant impairment charges. Some of these risks manifested themselves in early 2011 when we announced suspension of construction of a wholly-owned reconstituted tobacco mill in the Philippines and could be encountered in other forms to the extent that we construct new facilities or enter into new joint ventures. Building a new mill or other facility or rebuilding or otherwise modifying existing production machinery is a major project and entails a number of risks, including the possibility that the contractors and sub-contractors who are expected to build the facility or rebuild the machine and supply the necessary equipment do not perform as expected, that there will be cost overruns or that design defects or omissions cause the facility or machine to perform at less than projected efficiency or at less than projected capacity. In addition, commencement of production at a new site or at a rebuilt machine is time consuming and requires customer testing and acceptance, and potentially by regulators, of the products that are produced. Also, while we anticipate sufficient demand for the facility's or machine's output, there can be no assurances that the expected demand will materialize. For more information on our expansion plans, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation" of this report.

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
The integration of acquired companies operations involves a number of risks and presents financial, managerial, legal and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating information systems, financial reporting activities, and integrating and retaining management and personnel from acquired companies. Additionally with respect to acquiring DelStar and the two associated acquisitions we made in December 2014 in our Filtration segment, we may not be able to achieve anticipated cost savings or commercial or growth synergies, for a number of reasons, including contractual constraints and obligations or an inability to take advantage of expected commercial opportunities, increased operating efficiencies or commercial expansion of key technologies. Failure to successfully integrate acquired companies may have an adverse effect on our business, financial condition, results of operations, and cash flows.
Restructuring activities significantly impact our business.

We initiated significant restructuring activities in 2006, 2007 and 2014 in France and the United States, during 2007 and 2014 in Brazil and during 2012 in the Philippines that have become part of an overall effort to improve an imbalance between demand for our products and our paper production capacity as well as improve our profitability and the quality of our products. We expect to continue these restructuring efforts from time to time. Restructuring of our existing operations, or as a result of acquisitions, involves issues that are complex, time-consuming and expensive and could significantly disrupt our business. The challenges involved in executing the actions that are part of our ongoing and, potentially future, restructuring plans include:

•	demonstrating to customers that the restructuring activities will not result in adverse changes in service standards or business focus;

•	consolidating administrative infrastructure and manufacturing operations while maintaining adequate controls throughout the execution of the restructuring;

•	preserving distribution, sales and other important relationships and resolving potential conflicts that may arise;

•	estimating, managing and minimizing the cost of the restructuring activities;

•	minimizing the diversion of management attention from ongoing business activities;

•
maintaining employee morale, retaining key employees, maintaining reasonable collective bargaining agreements and avoiding strikes, work stoppages or other forms of labor unrest while implementing restructuring programs that often include reductions in the workforce;

•	securing government approval of such plans, where necessary, and managing the litigation and associated liabilities that often are associated with restructuring actions;

•	incurring costs associated with delays in restructuring activities caused by labor negotiations and/or governmental approvals;

•	coordinating and combining operations, which may be subject to additional constraints imposed by collective bargaining agreements and local laws and regulations; and

•	achieving the anticipated levels of net cost savings and efficiency as a result of the restructuring activities.

If we do not achieve expected benefits as a result of our legal entity realignment, the ability to achieve our financial guidance for operating results and cash-flow could be adversely affected.
We have re-examined and re-aligned certain internal business operations and our legal entity structure in order to improve our cash-flows, have easier access to our foreign cash, centralize and streamline certain internal business activities . This has resulted in a reduction of our overall effective tax rate, among other things. Steps to accomplish these objectives have been taken and additional steps may be taken later as we continue to grow certain of our operations, diversify our business and continue our business analyses. We anticipate that there could be further realignment activities in the future.
Realignments present significant potential risks of events occurring that could delay, halt or adversely affect the success of the project, including delays encountered in finalizing the scope of, and implementing, the realignment, the failure to achieve targeted benefits or savings, the failure to follow appropriate regulatory requirements or internal processes and procedures and a potential decrease in employee morale. Further, despite obtaining certain tax rulings, there can be no assurance that the taxing authorities of the jurisdictions in which we operate, or to which we are otherwise deemed to have sufficient tax nexus, will not challenge the tax benefits that we expect to realize as a result of the realignment. Any such challenges can be time consuming or expensive with potentially uncertain outcomes, including as to interest, penalties and/or increase in back taxes. In addition, changes to U.S. or non-U.S. tax laws may negatively impact the anticipated benefits of the proposed realignment. Any future impact to our effective tax rate will also depend on our ability to operate our business in a manner consistent with the regulatory requirements for such a realignment including applicable taxing provisions, as well as us realizing our anticipated profits. Further, we have incurred certain costs in connection with the realignment and we may incur additional costs, including ones that are not currently expected to be incurred.
To the extent these risks or circumstances occur, we may fail to achieve the future financial and business benefits that we anticipate as a result of the realignment and our future operating results, financial condition and cash flows may be negatively impacted. Thus, there can also be no assurance that we will realize the expected future benefits of the restructuring.
One portion of our business is dependent upon a single mill; Further, we have limited cross redundancy across our facilities.

Sales of reconstituted tobacco leaf products represent a substantial portion of our revenues and profits. We presently produce reconstituted tobacco leaf at only one facility located in France and wrapper and binder products at only one facility located in Ancram, New York. The loss of or the interruption of operations for a significant length of time due to a casualty event or otherwise at either facility could have a material adverse effect on our business. Further, in order to achieve operational efficiencies, among other reasons, we have limited ability to shift production across our various facilities, thus the loss of production at one facility (beyond our Ancram mill) may not be able to be mitigated by increased production at another.

Significant impairment charges could result from our evaluation of the Philippines RTL manufacturing site.

The Company suspended construction of its Philippines RTL manufacturing site during 2011. The carrying value of the partially constructed assets is evaluated for impairment at each reporting period by assessing the recoverability of the costs based on the undiscounted cash flows of the operation, the likelihood of its reactivation and any alternative uses for the equipment. This evaluation, along with potential declines in our RTL volumes, resulted in 2013 in an impairment of $37.2 million and could result in a decision to record a further impairment of some or a substantial portion of the net book value of the RTL Philippines property, plant and equipment, which was $30.8 million as of December 31, 2014.

A failure of a key information technology system or process or other unusual events could adversely affect our business.

We rely extensively on information technology systems, some of which are managed by third-party service providers, to analyze, process and manage transactions and data. We also rely heavily on the integrity of this data in managing our business. We or our service providers could experience errors, interruptions, delays or cessations of service in key portions of our information technology infrastructure, which could significantly disrupt our operations and be expensive, time-consuming and resource-intensive to remedy.

Natural disasters, pandemics and other unusual events could interrupt one or more of our facilities in six different countries to varying degrees, which could adversely affect our results.
We rely on a limited number of key employees and may experience difficulty in retaining, attracting and hiring qualified new personnel in some areas of our business.
The loss of any of our key employees could adversely affect our business. Because several of our key products relate to the tobacco industry, we may experience difficulty in retaining and hiring qualified executives and other personnel. This may be caused by the health and social issues associated with the tobacco industry. The tobacco industry competes for talent with consumer products and other companies that enjoy greater acceptance. The loss of services of any key employees, including in our DelStar business, or our inability to attract, hire and retain personnel with requisite skills could restrict our ability to develop new products, enhance existing products in a timely manner, sell products or manage our business effectively. These factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our business depends upon good relations with our employees.
We employ approximately 3,000 employees, including manufacturing employees represented by unions. Although we believe that employee and union relations are generally positive, there is no assurance that this will continue in the future. We may experience difficulties in maintaining appropriate relations with unions and employees in certain locations. We had a business interruption in one of our mills in late 2014. Problems or changes affecting employees in certain locations may affect relations with our employees at other locations. The risk of labor disputes, work stoppages or other disruptions in production could adversely affect us especially in conjunction with potential restructuring activities. If we cannot successfully negotiate or renegotiate collective bargaining agreements, or if negotiations take an excessive amount of time, there may be a heightened risk of work stoppages. Work stoppages may be caused by the inability of national unions and the governments of countries in which the Company operates from reaching agreement, and are outside the control of the Company. Any work stoppage could have a material adverse effect on the productivity and profitability of a manufacturing facility or on our operations as a whole as well as our business, financial condition, results of operations and cash flows.
Increases in costs of pension benefits may reduce our profitability.
Our results of operations may be negatively affected by expenses we record for our defined benefit pension plans. Generally accepted accounting principles in the United States, or U.S. GAAP, require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and other economic conditions, which may change based on changes in key economic indicators. We are required to make an annual measurement of plan assets and liabilities, which may result in increased funding obligations or negative changes in our stockholder equity. At the end of 2014, the combined projected benefit obligation of our U.S. and French pension and other postretirement healthcare plans was underfunded by $32.4 million. For a discussion regarding our pension obligations, see Note 16, Postretirement and Other Benefits of the Notes to Consolidated Financial Statements in Part II, Item 8 and "Other Factors Affecting Liquidity and Capital Resources" in Part II, Item 7. Although expense and pension funding contributions are not directly related, key economic factors that affect expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act (ERISA) for U.S. plans. Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2014, we operated 17 production facilities (which include three fiber pulping operations) on four continents. In 2014, we acquired two facilities for our Filtration segment in connection with our acquisition of assets from SNN and Pronamic and initiated construction on a facility in Poland to support the manufacturing operations of our Filtration segment. In 2013, we acquired five facilities in our Filtration segment in connection with our acquisition of DelStar. The following are the locations of our principal production facilities which are owned, except for the Strykow, Poland, Austin, Texas, Richland Pennsylvania, El Cajon, California, Wilson, North Carolina and Suzhou, China facilities which are leased, as of December 31, 2014:

Paper Segment Production Locations	Reconstituted Tobacco Segment Production Locations	Filtration Segment Production Locations
Spotswood Mill	LTR Industries Mill	Middletown Manufacturing Site
Spotswood, New Jersey	Spay, France	Middletown, Delaware

Papeteries de Saint-Girons Mill	Ancram Mill	U.S. Netting
Saint-Girons, France	Ancram, New York	Austin, Texas

PDM Industries Mill	RTL Philippines Mill (currently marketed for sale)	Tubing Operations
Quimperlé, France	Sto. Tomas, Philippines	Richland, Pennsylvania

Pirahy Mill		Tubing Operations
Piraí, Brazil		El Cajon, California

SWM-Poland		Suzhou Manufacturing Site
Strykow, Poland		Suzhou, China

Newberry Operation		Poland Manufacturing Site
Newberry, South Carolina		Strykow, Poland

Fiber Operation		Gilberdyke Manufacturing Site
Manitoba, Canada		Gilberdyke, United Kingdom

Wilson Manufacturing Site
Wilson, North Carolina

As of December 31, 2014, we had approximately 124,000 metric tons of annual paper production capacity and approximately 82,000 metric tons of annual reconstituted tobacco products production capacity, dependent upon the production mix. Capacity utilization decreased in 2014 to 81% for paper products compared with 95% in 2013, while capacity utilization decreased to 65% for reconstituted tobacco products compared with 92% in 2013. Filtration product manufacturing lines operated at 76% capacity as of December 31, 2014 compared to 74% capacity as of December 31, 2013. We also operate flax fiber processing operations in Canada and printing operations in France, Poland and the United States. We own each of these facilities and the associated operating equipment except for a flax tow storage facility in Winkler, Manitoba and the mill building in Strykow, Poland, which are leased.

We maintain administrative and sales offices in Alpharetta, Georgia, in Quimperlé, France, in Spay, France, in Shanghai, China, in Piraí, Brazil, in Moscow, Russia, in Strykow, Poland, in Middletown, Delaware, in Luxembourg City, Luxembourg, and in Bristol, England. Our world headquarters are also located in Alpharetta. All of these offices are owned except for those located in Alpharetta, Shanghai, Moscow, Strykow, Luxembourg City, and Bristol which are leased.

We consider all of our facilities to be well-maintained, suitable for conducting our operations and business, and adequately insured, except for the RTL Philippines facility in Sto. Tomas, Philippines, which is being held in a mothballed state and select assets are currently being marketed for sale.

Item 3. Legal Proceedings

General

We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims, product liability and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material effect on the results of operations in a given quarter or year. Below is a summary of major outstanding litigation.

Litigation

Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, a form of value-added tax in Brazil, was assessed to SWM-B, our Brazilian subsidiary, in December of 2000. SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS taxes on certain raw materials from January 1995 through November 2000 (collectively, the Raw Materials Assessments).

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

Both Raw Materials Assessments are presently on appeal in separate chambers of the Federal Supreme Court of Brazil. SWM-B won a favorable ruling in both assessments at the first level, then lost Assessment 1 on appeal and won Assessment 2 on appeal. Assessment 1 is before the court on SWM-B's appeal of a procedural question which, if decided favorably, would invalidate Assessment 1. If decided against SWM-B, the lower court would be notified to send the case records to the Federal Supreme Court for a decision on the merits.  Assessment 2 is before the Federal Supreme Court of Brazil on the State's appeal on the merits and will be finally decided by the action of the chamber of the court hearing the matter, unless there is a prior decision by a chamber of the Federal Supreme Court on Assessment 1 that is in contradiction, in which case the conflict between the rulings of the different chambers would be decided by the Federal Supreme Court sitting as a whole.  No docket entry has been made yet regarding argument on either assessment.   Based on the foreign currency exchange rate at December 31, 2014, the Raw Materials Assessments totaled approximately $38 million, of which approximately $17 million is covered by the above-discussed indemnification.

More recently, SWM-B has received assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS and Fundo Estadual de Combate à Pobreza (FECP) taxes on interstate purchases of electricity. The state issued three assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, and in October 2013, a third assessment for September 2011 - September 2013 (collectively, the Electricity Assessments). SWM-B has challenged all three Electricity Assessments in administrative proceedings before the state tax council (Junta de Revisão Fiscal) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."

SWM-B's challenges to the first two Electricity Assessments were unsuccessful at the first administrative level, but different appeals chambers of the Conselho de Contribuintes have reached different conclusions about the assessments. On the first electricity assessment, one chamber of the Conselho de Contribuintes recognized that SWM-B is an electricity-intensive consumer but denied applicability of the tax deferral resolution. On the second electricity assessment, a different chamber of the Conselho de Contribuintes recognized that SWM-B is an electricity-intensive consumer and agreed that the tax deferral resolution applies. In October and November 2014, the full administrative council of the Conselho de Contribuintes announced a decision against SWM-B in both the first and second electricity assessments. The first and second electricity assessments totaled approximately $14.0 million as of December 31, 2014. SWM-B intends to challenge the ruling in court proceedings if the full administrative council's decision becomes final. SWM-B's challenge to the third electricity assessment is pending at the first administrative level (Junta de Revisão Fiscal). Based on the foreign currency exchange rate at December 31, 2014, the electricity assessments totaled approximately $18.0 million.

SWM-B believes that both the Raw Materials Assessments and the Electricity Assessments will ultimately be resolved in its favor; however, we can give no assurance as to the ultimate outcome of such proceedings. No liability has been recorded in our consolidated financial statements for these assessments based on our evaluation of these matters under the facts and law as presently understood.

Environmental Matters

Our operations are subject to various federal, state and local laws, regulations and ordinances in various nations relating to environmental matters. The nature of our operations exposes us to the risk of claims with respect to various environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. While we have incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental laws and regulations, we believe that the future cost of compliance with environmental laws, regulations and ordinances, and our exposure to liability for environmental claims and our obligation to participate in the remediation and monitoring of certain hazardous waste disposal sites, will not have a material effect on our financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by us (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material effect on our financial condition or results of operations.

Indemnification Matters

In connection with our spin-off from Kimberly-Clark in 1995, we undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to us that were not identified as excluded liabilities in the related agreements. As of December 31, 2014, there are no material claims pending under this indemnification.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Since November 30, 1995, our common stock, $0.10 par value per share, or Common Stock, has been listed on the New York Stock Exchange, trading under the symbol "SWM". On February 26, 2015, our stock closed at $46.58 per share.

The table below presents the high and low sales prices of our Common Stock on the New York Stock Exchange - Composite Transactions reporting system for the periods indicated.

	High	Low
2015
First Quarter (through February 26, 2015)	46.84	38.50

2014
Fourth Quarter	$44.38	$35.48
Third Quarter	44.87	40.82
Second Quarter	44.34	38.88
First Quarter	51.23	41.29

2013
Fourth Quarter	$63.53	$47.72
Third Quarter	61.63	48.95
Second Quarter	51.26	38.64
First Quarter	42.50	35.87

Performance Graph. The following graph compares the total cumulative stockholder return on our Common Stock during the period from December 31, 2009 through December 31, 2014, with the comparable cumulative total returns of the Wilshire 5000 Index and a self-constructed peer group which reflects, but is not exactly comparable to, the Dow Jones Paper Products Index. We have selected the following companies as our peer group: Neenah Paper Inc., P.H. Glatfelter Co., and Wausau Paper Corp.

The graph assumes that the value of the investments in the Common Stock and each index were $100 on December 31, 2009 and that all dividends were reinvested. The returns of the companies in the peer group have been weighted according to their market capitalization. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Cumulative Five Year Return
Holders. As of February 26, 2015, there were 2,088 stockholders of record.

Dividends. We have declared and paid cash dividends on our Common Stock every fiscal quarter since the second quarter of 1996. In 2013 and 2012, we declared and paid cash dividends totaling $1.26 per share and $0.45 per share, respectively. We announced in February 2015 a dividend of $0.38 per share payable on March 19, 2015 to stockholders of record on February 27, 2015. During the first three quarters of 2014, we declared and paid cash dividends totaling $1.08 per share. Our Credit Agreement covenants require that we maintain certain financial ratios, as disclosed in Note 12, Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Recent Sales of Unregistered Securities. We had no unregistered sales of equity securities during the fiscal year ended December 31, 2014.

Repurchases of Equity Securities. The following table indicates the cost of and number of shares of our Common Stock we have repurchased during 2014 and the remaining amount of share repurchases currently authorized by our Board of Directors as of December 31, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
First Quarter 2014	1,160,811	$45.22	1,107,780	$50.0	$—
Second Quarter 2014	1,001	42.94	—	—	—
Third Quarter 2014	—	—	—	—	—
October 2014	—	—	—	—	—
November 2014	—	—	—	—	—
December 2014	—	—	—	—	—
Total 2014	1,161,812	$45.22	1,107,780	$50.0	$—

In September 2013, the Board of Directors authorized the repurchase of shares of our Common Stock during the period from November 8, 2013 to December 31, 2014 in an amount not to exceed $50.0 million. As of December 31, 2014, the maximum amount authorized by the Board of Directors had been fully utilized.

We sometimes use corporate 10b5-1 plans to allow for share repurchases to be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Any future common stock repurchases will be dependent upon various factors, including the stock price of our Common Stock, strategic opportunities, capital allocation strategy, strategic outlook and cash availability.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and related notes within this Annual Report on Form 10-K. The results of our San Pedro, Philippines, Medan, Indonesia and Malaucène, France mills have been retrospectively presented as discontinued operations for all periods, the first two of which were sold in 2013. The results for 2013 include results of operations of DelStar from the date of its acquisition on December 12, 2013. All dollar amounts are in millions except per share amounts, statistical data and ratios.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Results of Operations
Net Sales	$794.3	$772.8	$778.5	$788.3	$704.1
Cost of products sold	575.5	520.1	519.0	545.3	511.8
Gross Profit	218.8	252.7	259.5	243.0	192.3
Nonmanufacturing expenses	99.6	86.5	86.4	88.0	71.3
Provision for losses on business tax credits	—	—	—	15.9	—
Restructuring & impairment expense	13.1	41.3	21.4	14.0	11.6
Operating Profit	106.1	124.9	151.7	125.1	109.4
Income from Continuing Operations	89.7	78.5	104.1	92.1	72.7
(Loss) income from Discontinued Operations	—	(2.4)	(24.3)	0.5	(7.4)
Net Income	$89.7	$76.1	$79.8	$92.6	$65.3

Net Income (Loss) Per Share- Basic:
Income from continuing operations	$2.94	$2.51	$3.33	$2.73	$2.00
(Loss) income from discontinued operations	—	(0.08)	(0.79)	0.02	(0.20)
Net income per share - Basic	$2.94	$2.43	$2.54	$2.75	$1.80

Net Income (Loss) Per Share - Diluted:
Income from continuing operations	$2.93	$2.49	$3.29	$2.71	$1.96
(Loss) income from discontinued operations	—	(0.07)	(0.78)	0.02	(0.20)
Net income per share - Diluted	$2.93	$2.42	$2.51	$2.73	$1.76

Cash Dividends Declared and Paid Per Share	$1.46	$1.26	$0.45	$0.30	$0.30
EBITDA from Continuing Operations(1)	$162.5	$171.7	$195.4	$163.3	$145.1
Adjusted EBITDA from Continuing Operations (1)	$177.7	$213.0	$216.8	$193.2	$156.7
Percent of Net Sales
Gross Profit	27.5%	32.7%	33.3%	30.8%	27.3%
Nonmanufacturing expenses	12.5%	11.2%	11.1%	11.2%	10.1%
Financial Position
Capital spending	$35.1	$29.1	$27.2	$60.9	$73.7
Depreciation and amortization	45.1	37.3	38.5	42.1	38.7
Total Assets	1,186.6	1,226.8	886.7	841.9	850.4
Total Debt	440.1	385.4	156.0	146.0	51.8
Total debt to capital ratio	47.4%	40.7%	23.4%	23.5%	9.0%

(1)
Earnings before interest, taxes, depreciation and amortization (EBITDA) from Continuing Operations is a non-GAAP financial measure that is calculated by adding interest expense, income tax provision and depreciation and amortization expense to income from continuing operations, reduced by amortization of deferred revenue. Adjusted EBITDA from continuing operations is a non-GAAP financial measure that is calculated by adding restructuring and impairment expense, start up expenses from our CTS joint venture in China and provision for losses on business tax credits to EBITDA from continuing operations. The Company believes investors' understanding of the Company's performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of the Company's ongoing results of operations. Reconciliations to income from continuing operations are as follows ($ in millions):

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Income from Continuing Operations	$89.7	$78.5	$104.1	$92.1	$72.7
Plus: Interest expense	7.2	2.9	3.3	2.3	1.6
Plus: Tax provision	20.5	53.0	49.5	32.8	39.3
Plus: Depreciation and amortization	45.1	37.3	38.5	42.1	38.7
Less: Amortization of deferred revenue	—	—	—	(6.0)	(7.2)
EBITDA from Continuing Operations	162.5	171.7	195.4	163.3	145.1
Plus: Provision for losses on business tax credits	—	—	—	15.9	—
Plus: Restructuring and impairment expense	13.1	41.3	21.4	14.0	11.6
Plus: CTS start-up expenses	2.1	—	—	—	—
Adjusted EBITDA from Continuing Operations	$177.7	$213.0	$216.8	$193.2	$156.7

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations . This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and the selected financial data included in Part II, Item 6, "Selected Financial Data" of this Annual Report on Form 10-K. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and our future prospects. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the sections entitled "Factors That May Affect Future Results," in Part I, Item 1A of this Annual Report on Form 10-K and "Forward Looking Statements" at the end of this Item 7. Unless the context indicates otherwise, references to "SWM", the "Company", "we", "us", "our", or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

This Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our financial statements with an understanding of our recent performance, our financial condition and our prospects. The following will be discussed and analyzed:

•	Summary

•	Recent Developments

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Results of Operations

•	Liquidity and Capital Resources

•	Other Factors Affecting Liquidity and Capital Resources

•	Contractual Obligations

•	Outlook

•	Forward-Looking Statements

Summary

In 2014, SWM reported net income of $89.7 million on total net sales of $794.3 million. Compared to the prior year, net sales increased $21.5 million due to $123.2 million of increased net sales from DelStar, Inc. ("DelStar") which was acquired during the fourth quarter of 2013. This was largely offset by the $101.8 million combined impact of lower volumes, unfavorable product mix and average selling price in our Paper segment, driven primarily by lower customer demand and lower volumes in our RTL segment. Net income increased to $89.7 million in 2014 from $76.1 million in 2013 primarily due to lower restructuring and impairment expenses and net income generated by DelStar.

Cash provided by operations was $165.9 million in 2014 compared to $178.1 million in 2013. The $12.2 million decrease was due primarily to $26.0 million in lower net income from continuing operations, excluding non-cash impairments, partially offset by an $17.8 million favorable year over year net change in net changes in operating working capital. Uses of cash during 2014 included $32.6 million for business acquisitions, $35.1 million of capital spending, $52.5 million in share repurchases under previously announced programs and $44.5 million in cash dividends paid to SWM stockholders.

Recent Developments

On December 31, 2014, SWM acquired certain assets from SNN’s Advanced Wound Management division. As part of the transaction, SWM acquired SNN’s Gilberdyke, UK facility, which has become a part of SWM's Filtration segment. The site produces films, nets and foams, which are sold as components for first-aid and wound dressings, and have a variety of other medical applications. The 2015 annual net sales of the carved-out business acquired is expected to be approximately $16 million.

On December 23, 2014, SWM acquired certain assets from Pronamic Industries, an air filtration media company. The acquired assets are expected to produce net sales in excess of $20 million in 2015 and their operations form part of SWM's Filtration segment. The acquired assets are located in Wilson, North Carolina.

On November 5, 2014, SWM announced an increase of its quarterly dividend to $0.38 per share. The increase is part of SWM's long-term capital allocation strategy which is focused on reinvesting in our businesses, returning at least one-third of free cash flow to stockholders via dividends and share repurchases while retaining flexibility to explore growth and diversification opportunities, including in current and adjacent industries.

Facility construction was completed in September 2014 at our reconstituted tobacco joint venture in China, China Tobacco-Schweitzer (Yunnan) Reconstituted Tobacco Company Ltd., or CTS, which is expected to ramp up to full capacity by 2016. We expect CTS to achieve profitable operations in 2015.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported and disclosure of contingencies. Changes in these estimates could have a significant impact on our financial position, results of operations, and cash flows. We discussed with the Audit Committee of the Board of Directors the estimates and judgments made for each of the following items and our accounting for and presentation of these items in the accompanying financial statements:

Accounting for Income Taxes

We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred income tax assets and liabilities and any valuation allowance to be recorded against a deferred income tax asset. Our judgments, assumptions and estimates take into account our interpretation of current tax laws. Changes in tax law or our interpretation of tax laws could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account projections of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial condition, results of operations and cash flows.

We have available net operating loss carryforwards, or NOLs in the jurisdictions in which we operate, for which we recorded deferred tax assets totaling $26.6 million as of December 31, 2014. We record and maintain income tax valuation allowances to reduce deferred tax assets to an amount we estimate will be realizable more likely than not. Our deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards for certain entities. As a result, at December 31, 2014, we had $37.2 million of valuation allowances against certain of the deferred tax assets.

Expiration periods vary for our NOLs depending on the tax laws governing the jurisdiction where the NOL was generated. Under current tax laws, remaining NOLs in France, Spain and Brazil carry forward indefinitely, NOLs in the Philippines expire in 3 years subsequent to the year generated, and NOLs in the United States related to various states have expiration years ranging from 2022 through 2032. We have recorded a valuation allowance to fully reserve our net deferred tax assets in Brazil, since we believe that we will not generate sufficient taxable income in Brazil within an acceptable period of time given the annual utilization limitation of 30% of taxable income. We have also recorded a valuation allowance to fully reserve the net deferred tax asset balances in our Philippines locations as these locations have either been sold or are not operating and we do not believe we will generate sufficient taxable income to utilize these assets.

We expect sufficient future taxable income in France to fully utilize the respective French NOL carryforward deferred tax asset. Our assumptions, judgments and estimates relative to the valuation of these net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount and category of future taxable income and tax planning strategies. Actual future operating results and the underlying amount and category of income in future periods could differ from our current assumptions, judgments and estimates. Although realization is not assured, the Company believes it is more likely than not that these net deferred tax assets at December 31, 2014, will be realized. Future operating losses in Brazil and the paper operations in France could result in recording additional valuation allowances in a future period which could be material to our results of operations in the period that such valuation allowance was recorded. If at a future date we determine that the weight of the positive evidence is not sufficient to overcome the negative evidence, additional valuation allowances against these deferred tax assets to reduce the net deferred tax asset to an amount we believe will more likely than not be realizable would be recorded in the period such determination is made.

At December 31, 2014 and 2013, we had unrecognized tax benefits related to income taxes of $1.8 million. Changes in tax laws or interpretations of tax laws or in our corporate structure, as well as outcomes of current and future audits conducted by foreign and domestic tax authorities, could materially impact the amounts provided for income taxes in our consolidated financial statements.

For additional information regarding income taxes and valuation allowances, see Note 15, Income Taxes, of the Notes to Consolidated Financial Statements.

Accounting for Contingencies

We accrue an estimated loss by taking a charge to income when the likelihood that a future event, such as a legal proceeding, will result in a loss or the incurrence of a liability is probable and the amount of loss can be reasonably estimated. We disclose material contingencies if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial condition, results of operations, and our cash flows.

For further information, please see "Litigation" in Part I, Item 3, "Legal Proceedings" and Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Property, Plant and Equipment Valuation

Paper manufacturing, which is our primary manufacturing process, is a capital intensive process. As a result, we make substantial investments in property, plant and equipment which are recorded at cost. Net property, plant and equipment comprised 31% of our total assets as of December 31, 2014. Property, plant and equipment is depreciated on the straight-line method over the estimated useful lives of the assets. Paper machines and related equipment are not subject to substantial technological changes rendering them obsolete and are generally depreciated over estimated useful lives of 20 years. In the United States, banded cigarette paper production assets at the Spotswood Mill are generally depreciated over estimated useful lives of 5 years. When indications of impairment exist, we assess the likelihood of recovering the cost of long-lived assets based on our expectation of future profitability and undiscounted cash flow of the related asset group. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Changes in management's estimates and plans could significantly impact our financial condition, results of operations and cash flows.

As a result of excess capacity in the tobacco-related papers industry and increased purchased material and operating costs experienced in the last several years, competitive selling prices for certain of our products are not sufficient to cover our costs with a reasonable margin. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment of certain equipment. Over the past five years, we have restructured our operations to improve our competitiveness and profitability. As a result, we incurred significant charges related to asset impairments, accelerated depreciation and employee severances. The results of our Indonesian and Philippines paper mills, which were sold during 2013, have been retrospectively presented as discontinued operations.

In 2011, the Company revised its Asian RTL expansion plans and suspended the construction of the Philippine greenfield site. Due to this change, the carrying value of partially constructed assets is evaluated for impairment at each reporting period by assessing the recoverability of the costs based on the undiscounted cash flows of the operation, likelihood of its reactivation and alternative uses for the equipment. During 2012, the Company expected a portion of the equipment would be sold to its RTL joint venture in China. As a result, that portion of the assets was determined to be a separate group of assets for purposes of the impairment analysis, and a separate impairment analysis was performed based on the expected cash flows of the projected sale and estimated costs to be incurred in connection with that sale. Based on the analysis that was performed, the expected proceeds net of the expected costs to be incurred was less than the carrying value of that equipment and an impairment loss of $3.1 million was recorded in 2012. However, as of December 31, 2012, that equipment was no longer expected to be sold and the equipment was again included with the remainder of the assets as one group of assets for purposes of the impairment analysis. During 2013, it was determined that the undiscounted cash flows were less than the carrying value of the assets. Management used significant judgment to develop assumptions, including forecasted sales volumes and projected operational performance. Based on an evaluation of the fair value at December 31, 2013, which used independent appraisals of certain assets, the Company recorded a $37.2 million impairment charge during 2013. There were no additional impairment charges recorded during 2014. The net book value of the RTL Philippines property, plant and equipment was $30.8 million as of December 31, 2014.

Management continues to evaluate how to operate our production facilities more effectively with reduced tobacco-related papers volumes. Further restructuring actions are possible that might require additional write-offs or accelerated depreciation of some equipment.

Business Combinations

Accounting for business combinations requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed ("net assets") at their acquisition date fair values. Goodwill is measured as the excess of consideration transferred over the net assets acquired at their respective fair values as of the acquisition date. The estimated fair values are based upon quoted market prices and widely accepted valuation techniques, which require significant estimates and assumptions including, but not limited to, estimating future cash flows and developing appropriate discount rates. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill, based on new information obtained about the facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the values of net assets acquired, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. See Note 3, Business Acquisitions, of the Notes to Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements

For a discussion regarding recent accounting pronouncements, see "Recent Accounting Pronouncements" included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

Results of Operations

	For the Years Ended December 31,
	2014	2013 (1)	2012
	($ in millions, except per share amounts)
Net Sales	$794.3	$772.8	$778.5
Cost of products sold	575.5	520.1	519.0
Gross Profit	218.8	252.7	259.5
Selling expense	22.0	20.9	21.9
Research expense	15.7	15.3	9.9
General expense	61.9	50.3	54.6
Total nonmanufacturing expenses	99.6	86.5	86.4
Restructuring and impairment expense	13.1	41.3	21.4
Operating Profit	106.1	124.9	151.7
Interest expense	7.2	2.9	3.3
Other income (expense), net	9.3	5.7	1.2
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	108.2	127.7	149.6
Provision for income taxes	20.5	53.0	49.5
Income from equity affiliates, net of income taxes	2.0	3.8	4.0
Income from Continuing Operations	89.7	78.5	104.1
(Loss) income from Discontinued Operations	—	(2.4)	(24.3)
Net Income	$89.7	$76.1	$79.8

Net Income (Loss) Per Share - Basic:
Income per share from continuing operations	$2.94	$2.51	$3.33
(Loss) income per share from discontinued operations	—	(0.08)	(0.79)
Net income per share - basic	$2.94	$2.43	$2.54

Net Income (Loss) Per Share - Diluted:
Income per share from continuing operations	$2.93	$2.49	$3.29
(Loss) income per share from discontinued operations	—	(0.07)	(0.78)
Net Income per share - diluted	$2.93	$2.42	$2.51

(1) Results during the year ended December 31, 2013 include the results of DelStar, Inc. since its acquisition on December 12, 2013.

Discontinued Operations

The results of the Medan, Indonesia mill, or Indonesia mill, and San Pedro, Philippines, or Philippines mill, have been classified as discontinued operations. As a result, all periods presented have been retrospectively recast to exclude the discontinued operations. During 2013, the Company sold its Indonesia mill and its Philippines mill. The 2013 loss from discontinued operations is primarily due to restructuring-related severance charges at the Philippines mill. The 2012 loss from discontinued operations is primarily due to an impairment charge on the long-lived assets of the Indonesia mill based on estimated future cash flows, being the expected selling price of the business, inventory write-downs, restructuring charges and asset impairment charges at the Philippines mill.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Net Sales
(dollars in millions)

	2014	2013	Change	Percent Change	Consolidated Sales Volume Change (Units)
Paper	$496.3	$543.4	$(47.1)	(8.7)%	(0.9)%
Reconstituted Tobacco	170.6	225.2	(54.6)	(24.2)	(28.2)
Filtration	127.4	4.2	123.2	N.M.	N.M.
Total	$794.3	$772.8	$21.5	2.8%	(12.5)%
N.M. - Not meaningful

Net sales were $794.3 million in 2014 compared with $772.8 million in 2013. The increase in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes in product mix and selling prices	$(28.1)	(3.6)%
Changes due to sales volume	(71.5)	(9.2)
Filtration segment revenue	123.2	15.9
Changes in currency exchange rates	(2.1)	(0.3)
Total	$21.5	2.8%

Total unit sales volumes for our Paper and Reconstituted Tobacco segments decreased by 12.5% in the year ended December 31, 2014 versus the prior year.

◦	Sales volumes for the Paper segment decreased by 0.9%

◦	Sales volumes for the Reconstituted Tobacco segment decreased by 28.2%

The Paper segment net sales during the year ended December 31, 2014 of $496.3 million decreased by $47.1 million, or 8.7%, versus $543.4 million in the prior year.  The decrease in net sales was primarily the result of unfavorable product mix and lower average LIP selling prices of $28.7 million, $15.3 million unfavorable effect of lower volumes from decreased demand, including $11.9 million from our Spotswood facility, and $3.1 million in unfavorable foreign currency impacts including the unfavorable impact of foreign currency hedges.

The Reconstituted Tobacco segment net sales during the year ended December 31, 2014 of $170.6 million decreased by $54.6 million, or 24.2%, compared with $225.2 million in the prior-year period.  The decrease in net sales of the Reconstituted Tobacco segment resulted from the $56.2 million impact of lower volumes caused by lower product demands and work stoppage disruptions to sales during the fourth quarter of 2014 at our French LTR manufacturing facility which was partially offset by $0.7 million in favorable average selling prices resulting from the mix of products sold and $0.9 million of favorable foreign currency impacts.

Filtration segment net sales were $127.4 million for 2014 compared to $4.2 million during the 2013 stub period from the closing of the DelStar acquisition on December 12, 2013 through December 31, 2013.

Operating Expenses
(dollars in millions)

				Percent Change	Percent of Net Sales
	2014	2013	Change		2014	2013
Net Sales	$794.3	$772.8	$21.5	2.8%	100.0%	100.0%

Cost of products sold	575.5	520.1	55.4	10.7	72.5	67.3
Gross Profit	$218.8	$252.7	$(33.9)	(13.4)%	27.5%	32.7%

Gross profit for the year ended December 31, 2014 decreased by $33.9 million to $218.8 million from $252.7 million due to the $39.5 million negative impact of lower volume, lower average selling prices and an unfavorable mix of products sold, which included more non-tobacco volumes at lower margins. Other factors contributing to the decrease included $18.6 million in unfavorable absorption of plant overhead driven by the lower volumes and unfavorable mix, $7.5 million in higher manufacturing and other costs, and $1.2 million in accelerated depreciation of machinery at our Brazil manufacturing facility in connection with their restructuring activities. The negative impacts were partially offset by $1.3 million in favorable foreign currency impacts, $0.8 million in lower claims and freight costs, and a $30.8 million increase in gross profit from our Filtration segment.

Nonmanufacturing Expenses
(dollars in millions)

				Percent Change	Percent of Net Sales
	2014	2013	Change		2014	2013
Selling expense	$22.0	$20.9	$1.1	5.3%	2.8%	2.7%
Research expense	15.7	15.3	0.4	2.6	2.0	2.0
General expense	61.9	50.3	11.6	23.1	7.8	6.5
Nonmanufacturing expenses	$99.6	$86.5	$13.1	15.1%	12.6%	11.2%

Nonmanufacturing expenses in the year ended December 31, 2014 increased by $13.1 million to $99.6 million from $86.5 million in the prior year due to $20.4 million in expenses related to our new Filtration segment, global asset realignment expenses and other growth initiatives.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $13.1 million in the year ended December 31, 2014, compared to $41.3 million in the year ended December 31, 2013, a decrease of $28.2 million. Restructuring expense in 2014 was primarily due to $11.2 million in severance expenses in the French, Brazilian and U.S. operations for ongoing accruals over the remaining service lives of affected employees related to new as well as previously announced actions as well as losses on disposal of our Lee Mills and Golden Hills manufacturing facilities of $1.0 million and asset impairment expenses at our Canada manufacturing facility of $0.9 million.

In the year ended December 31, 2013, the Company's restructuring and impairment expense of $41.3 million was primarily due to a $37.2 million impairment charge to reduce the carrying value of the Company's mothballed RTL-Philippines facility following decreased near term RTL volume expectations. Other 2013 restructuring expenses included $2.7 million of severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees associated with previously announced actions and $0.7 million of termination fees to exit third-party service contracts in the U.S. and Europe.

Operating Profit
(dollars in millions)

				Percent Change	Return on Net Sales
	2014	2013	Change		2014	2013
Paper	$74.5	$102.5	$(28.0)	(27.3)%	15.0%	18.9%
Reconstituted Tobacco	50.0	46.4	3.6	7.8	29.3	20.6
Filtration	10.2	(1.1)	11.3	N.M.	8.0%	N.M.
Unallocated expenses	(28.6)	(22.9)	(5.7)	24.9
Total	$106.1	$124.9	$(18.8)	(15.1)%	13.4%	16.2%
N.M. - Not meaningful

Operating profit was $106.1 million in the year ended December 31, 2014 compared with $124.9 million during the prior year.

The Paper segment's operating profit in the year ended December 31, 2014 was $74.5 million, a decrease of $28.0 million from the prior year.  The decrease was primarily due to $12.8 million in lower volume, unfavorable product mix and lower average selling prices combined with $18.0 million in unfavorable absorption of plant overhead and manufacturing costs and $3.9 million in higher restructuring and other costs. These were partially offset by $6.7 million in lower selling, research and development, and general and administrative costs from the prior year.

The Reconstituted Tobacco segment's operating profit in the year ended December 31, 2014 was $50.0 million compared to $46.4 million in the prior year, an increase of $3.6 million.  The RTL segment experienced a $29.0 million unfavorable impact of lower volumes and unfavorable product mix and $5.5 million impact of unfavorable fixed cost absorption along with higher manufacturing costs and unfavorable absorption of plant overhead due to lower production volumes. This was offset primarily by a $31.8 million decrease in restructuring expense, of which $37.2 million related to a non-cash impairment charge on the RTL-Philippines facility in 2013, as well as $2.3 million in higher average selling prices, $1.9 million in lower selling, research and development, and general and administrative costs, $0.5 million in favorable foreign currency impacts and $1.6 million in lower freight and other costs from the prior year.

Non-Operating Expenses

Interest expense was $7.2 million in the year ended December 31, 2014, an increase from $2.9 million in the year ended December 31, 2013.  The increase in interest expense is primarily due to higher average debt balances in 2014 versus 2013 as a result of borrowings to fund the fourth quarter 2013 acquisition of DelStar and to fund share repurchases in the first quarter of 2014.  Our effective interest rates remained consistent between 2014 and 2013.

Other income, net was $9.3 million during the year ended December 31, 2014 compared to $5.7 million during the year ended December 31, 2013. The $3.6 million increase in other income, net, is due primarily to higher foreign currency transaction gains and higher interest income versus the prior year.

Income Taxes

A $20.5 million provision for income taxes in the year ended December 31, 2014 resulted in an effective tax rate of 18.9% compared with 41.5% in the prior year.  In the year ended December 31, 2014, the effective tax rate was lower than the 35% statutory rate due primarily to several discrete tax items as well as a concentration of earnings from lower taxed jurisdictions. In the year ended December 31, 2013, the effective tax rate was higher than the 35% statutory rate due primarily to the impairment expenses incurred by the RTL Philippines facility that did not have any income tax benefits and recording a valuation allowance on a portion of Polish deferred tax assets which may not be realized as part of our global asset realignment.

Income from Equity Affiliates

Income from equity affiliates, net of income taxes, was $2.0 million in the year ended December 31, 2014 compared with $3.8 million during the prior year.  These results reflected the operations of CTM, our joint venture in China that produces cigarette papers, and startup expenses of CTS, our reconstituted tobacco joint venture in China, which began operations in September 2014.

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

Net Income and Income per Share

Net income in the year ended December 31, 2014 was $89.7 million, or $2.93 per diluted share, compared with $76.1 million, or $2.42 per diluted share, during the prior year.  The increase in net income was primarily due to $28.2 million of lower restructuring and impairment expenses, decreased losses from discontinued operations, net income generated by DelStar and a lower effective tax rate, partially offset by lower sales volumes and lower average selling prices. The increase in income per share was a result of the factors described above as well as the impact of our share repurchases in the first quarter of 2014.

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Net Sales
(dollars in millions)

	2013	2012	Change	Percent Change	Consolidated Sales Volume Change (Units)
Paper	$543.4	$545.0	$(1.6)	(0.3)%	2.0%
Reconstituted Tobacco	225.2	233.5	(8.3)	(3.6)	(10.0)
Filtration	4.2	—	4.2	N.M.	N.M.
Total	$772.8	$778.5	$(5.7)	(0.7)%	(3.0)%
N.M. - Not meaningful

Net sales were $772.8 million in 2013 compared with $778.5 million in 2012. The decrease in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes in product mix and selling prices	$(25.9)	(3.3)%
Changes due to royalty income	(1.2)	(0.1)
Changes due to sales volume	4.0	0.5
Filtration segment revenue	4.2	0.5
Changes in currency exchange rates	13.2	1.7
Total	$(5.7)	(0.7)%

Total unit sales volume in our Paper and Reconstituted Tobacco segments decreased by 3.0% in the year ended December 31, 2013 versus the prior year.

◦	Sales volumes for the Paper segment increased by 2.0%

◦	Sales volumes for the Reconstituted Tobacco segment decreased by 10.0%

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

The Reconstituted Tobacco segment net sales during the year ended December 31, 2013 of $225.2 million decreased by $8.3 million, or 3.6%, compared with $233.5 million in the prior year period.  The decrease in net sales of the Reconstituted Tobacco segment resulted from the $21.0 million impact of lower volumes which was partially offset by $8.1 million in favorable average selling prices resulting from the mix of products sold and $4.6 million of favorable currency impacts.

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

Gross profit for the year ended December 31, 2013 decreased by $6.8 million to $252.7 million from $259.5 million primarily due to the $13.7 million negative impact of lower volume, $6.0 million from an unfavorable mix of products sold which included more non-tobacco volumes, and $3.7 million of higher wood pulp costs. The negative impacts were partially offset by $8.0 million in favorable currency translation, $6.6 million in savings from other costs of sales, including the Company's operational excellence program and $3.9 million in favorable energy, labor and other materials costs.

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

Operating Profit
(dollars in millions)

				Percent Change	Return on Net Sales
	2013	2012	Change		2013	2012
Paper	$102.5	$84.4	$18.1	21.4%	18.9%	15.5%
Reconstituted Tobacco	46.4	90.3	(43.9)	(48.6)	20.6	38.7
Filtration	(1.1)	—	(1.1)	N.M.	N.M.	N.M.
Unallocated expenses	(22.9)	(23.0)	0.1	(0.4)
Total	$124.9	$151.7	$(26.8)	(17.7)%	16.2%	19.5%
N.M. - Not meaningful

Operating profit was $124.9 million in the year ended December 31, 2013 compared with $151.7 million during the prior year, a decrease of $26.8 million.

The Paper segment's operating profit in the year ended December 31, 2013 was $102.5 million, an increase of $18.1 million from the prior year.  The increase was primarily due to the following factors:

•	$15.5 million in lower restructuring and impairment expense primarily due to the $16.9 million Spotswood Mill impairment charge during the first quarter of 2012;

•	$6.0 million in favorable currency impacts; and

•	$4.2 million in improved inflationary costs, primarily other materials prices.

These positive factors were partially offset by $10.3 million in unfavorable mix of products sold and lower average selling prices, $3.7 million in higher wood pulp costs, a $3.0 million impact from volume and $1.2 million of lower royalty income.

The Reconstituted Tobacco segment's operating profit in the year ended December 31, 2013 was $46.4 million, compared to $90.3 million in the prior year. The decrease was primarily due to a $37.2 million non-cash impairment charge on the RTL-Philippines facility, $10.7 million unfavorable impact of lower volumes and $2.8 million unfavorable fixed cost absorption due to lower production volumes partially offset by $3.8 million in improved pricing and favorable mix of products sold.

Non-Operating Expenses

Interest expense was $2.9 million in the year ended December 31, 2013, a decrease from $3.3 million in 2012.  The decrease in interest expense is primarily due to lower interest rates and lower average debt balances in 2013 versus 2012. The weighted average effective interest rates on our debt facilities were approximately 1.5% and 1.6% for the years ended December 31, 2013 and 2012, respectively.

Other income, net was $5.7 million during the year ended December 31, 2013 compared to $1.2 million during the year ended December 31, 2012. The $4.5 million increase in other income, net is due to higher foreign currency transaction gains and interest income.

Income Taxes

A $53.0 million provision for income taxes in the year ended December 31, 2013 resulted in an effective tax rate of 41.5% compared with 33.1% in the prior year.  In the year ended December 31, 2013, the effective tax rate was higher than the 35% statutory rate due primarily to the impairment expenses incurred by the RTL-Philippines facility that did not have any income tax benefits and recording a valuation allowance on a portion of Polish deferred tax assets which may not be realized as part of our legal entity realignment. During 2012, the 33.1% effective tax rate was lower than the 35% statutory rate due to lower income tax rates in Poland; however, this favorable impact was partially offset by losses and restructuring expenses incurred by the RTL-Philippines facility that did not have any income tax benefits.

Income from Equity Affiliates

Income from equity affiliates, net of income taxes, was $3.8 million in the year ended December 31, 2013 compared with $4.0 million during the prior year.  These results reflected the operations of CTM, our joint venture in China that produces cigarette papers, CTS, our reconstituted tobacco joint venture in China, which began operations in September 2014.

Discontinued Operations

Due to our decisions to sell our Indonesia mill and our Philippines mill, the results of these entities were reported as discontinued operations for all periods presented.  Consequently, their results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts. During 2013, the Company completed the sale of the Indonesia mill and the Philippines mill and incurred a $1.6 million loss and $1.6 million gain on the sales, respectively, which are presented in discontinued operations.

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

Liquidity and Capital Resources

The Company has created a long-term capital allocation strategy which is focused on the following three areas:

•	Reinvesting capital in our businesses through a disciplined approach to meet global demand for value-adding solutions;

•	Returning at least one-third of annual free cash flow to stockholders via dividends and share repurchase programs; and

•	Retaining flexibility to execute growth opportunities in current and adjacent industries.

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

As of December 31, 2014, $284.7 million of the Company's $290.3 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. The Company established a holding company in Luxembourg in 2014. As a result of the new holding company structure, some of the foreign earnings flow directly to the U.S., and these earnings are no longer considered to be permanently reinvested overseas. The Company considers the undistributed earnings of certain other of its foreign subsidiaries to be indefinitely reinvested and currently plans to repatriate such earnings only when it is tax efficient to do so. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these other foreign subsidiaries. Certain global business realignments and other activities have been implemented that could permit the eventual repatriation of certain of these funds.

Capital spending for 2015 is projected to be approximately $30 million to $35 million. We generally fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities, including the Credit Agreement.

Cash Requirements

As of December 31, 2014, we had net operating working capital of $99.3 million and cash and cash equivalents of $290.3 million, compared with net operating working capital of $112.9 million and cash and cash equivalents of $272.0 million as of December 31, 2013.  The 2014 year-over-year decrease in net operating working capital is primarily due to decreases in inventory and accounts receivable balances from working capital management programs implemented, partially offset by corresponding decreases in accounts payable and accrued expenses outstanding at December 31, 2014 compared to the prior year. Changes in the amounts that make up these balances reflect the impacts of changes in currency exchange rates and excess tax benefits of stock-based awards, neither of which are included in the changes in operating working capital presented on the consolidated statements of cash flow.

Cash Flows from Operating Activities($ in millions)	For the Years Ended December 31,
	2014	2013	2012
Net Income	$89.7	$76.1	$79.8
Less: (Loss) income from discontinued operations	—	(2.4)	(24.3)
Income from continuing operations	89.7	78.5	104.1
Non-cash items included in net income:
Depreciation and amortization	45.1	37.3	38.5
Impairment	—	37.2	20.2
Deferred income tax provision (benefit)	3.3	17.3	13.1
Pension and other postretirement benefits	1.2	1.1	1.0
Stock-based compensation	5.9	3.2	6.9
Income from equity affiliates	(2.0)	(3.8)	(4.0)
Excess tax benefits of stock-based awards	(0.6)	(0.5)	(1.4)
Cash dividends received from equity affiliates	4.4	3.7	3.0
Other items	0.8	1.0	(0.1)
Net changes in operating working capital	18.6	0.8	(3.2)
Net cash provided (used) by operating activities of:
Continuing operations	166.4	175.8	178.1
Discontinued operations	(0.5)	2.3	(3.5)
Cash Provided by Operations	$165.9	$178.1	$174.6

Net cash provided by operations was $165.9 million in the year ended December 31, 2014 compared with $178.1 million in the prior year. Our net cash provided by operations decreased due to lower net income from continuing operations excluding non-cash impairment charges in 2014 and the lower impact of deferred taxes partially offset by a favorable net change in working capital.

Net cash provided by operations was $178.1 million in 2013 compared with $174.6 million in 2012.  Our net cash provided by operations increased primarily due to a favorable net change in working capital.

Operating Working Capital($ in millions)	For the Years Ended December 31,
	2014	2013	2012
Changes in operating working capital
Accounts receivable	$13.3	$4.4	$14.3
Inventories	14.9	(1.0)	(6.1)
Prepaid expenses	(0.6)	0.1	(1.0)
Accounts payable	3.1	(1.5)	(7.0)
Accrued expenses	(8.0)	3.4	(8.1)
Accrued income taxes	(4.1)	(4.6)	4.7
Net changes in operating working capital	$18.6	$0.8	$(3.2)

In 2014, net changes in operating working capital provided cash flow of $18.6 million compared with $0.8 million in the prior year. The 2014 favorable change in working capital was driven by the timing of collection of certain payments during 2014, reduced inventory levels, as well as timing of purchases versus payments of accounts payable.

In 2013, net changes in operating working capital provided cash flow of $0.8 million compared with cash usage of $3.2 million in the prior year. The 2013 favorable change in working capital was driven by the collection of certain advance payments during late 2012, timing of purchases versus payments of accounts payable, as well as timing of income tax installments.

In 2012, net changes in operating working capital were unfavorable to cash flow by $3.2 million primarily driven by timing of receivable collection and payments.

Cash Flows from Investing Activities($ in millions)	For the Years Ended December 31,
	2014	2013	2012
Capital spending	$(35.1)	$(29.1)	$(27.2)
Capitalized software costs	(1.0)	(0.5)	(0.9)
Acquisitions, net of cash acquired	(32.6)	(229.7)	—
Investment in equity affiliates	(8.8)	—	(21.0)
Other	3.0	5.6	(2.6)
Cash Used for Investing	$(74.5)	$(253.7)	$(51.7)

Cash used for investing activities during 2014 was $74.5 million and consisted primarily of funds used in business acquisitions as well as capital spending, including expansion of DelStar both within its existing facilities as well as the new site in Poland, and investments in CTS, our RTL joint venture in China which began operations in September 2014.

Cash used for investing activities during 2013 was $253.7 million and consisted primarily of funds used to purchase DelStar and capital spending, including a $3.1 million purchase of a LIP printing press in connection with the termination of an outside printing services contract. The Company received cash proceeds of $7.1 million from the sale of its Philippine mill.

Cash used for investing activities during 2012 was $51.7 million and was primarily used for capital spending and $21.0 million of equity infusion into CTS.

Capital Spending

Capital spending was $35.1 million, $29.1 million and $27.2 million in 2014, 2013 and 2012, respectively.  During 2014, 2013 and 2012, capital spending was primarily related to maintenance capital spending, expansion of DelStar, and the rebuild of certain paper manufacturing lines.

We incur spending as necessary to meet legal requirements and otherwise in connection with the protection of the environment at our facilities in the United States, United Kingdom, France, Brazil, Canada, China and Poland.  For these purposes, we expect to incur capital expenditures of less than $2.0 million in each of 2015 and 2016, of which no material amount is the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

Cash Flows from Financing Activities($ in millions)	For the Years Ended December 31,
	2014	2013	2012
Cash dividends paid to SWM stockholders	$(44.5)	$(39.5)	(14.1)
Net proceeds from borrowings	57.3	227.5	9.3
Purchases of common stock	(52.5)	(1.7)	(50.0)
Proceeds from exercises of stock options	—	0.5	2.8
Excess tax benefits of stock-based awards	0.6	0.5	1.4
Cash (Used in) Provided by Financing	$(39.1)	$187.3	$(50.6)

During 2014, financing activities consisted primarily of net proceeds from borrowings of $57.3 million offset by cash dividends of $44.5 million paid to SWM stockholders and share repurchases of $52.5 million.

During 2013, financing activities consisted primarily of net proceeds from borrowings of $227.5 million used to acquire DelStar partially offset by cash dividends of $39.5 million paid to SWM stockholders and share repurchases of $1.7 million.

During 2012, financing activities consisted primarily of $50.0 million of share repurchases and cash dividends of $14.1 million paid to SWM stockholders partially offset by net proceeds from borrowings of $9.3 million.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On February 11, 2015, we announced a cash dividend of $0.38 per share payable on March 19, 2015 to stockholders of record on February 27, 2015. Our Credit Agreement (defined below) covenants require that we maintain certain financial ratios, as disclosed in Note 12, Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In 2014, we repurchased 54,032 shares of our common stock at a cost of $2.6 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. In September 2013, our Board of Directors authorized the repurchase of up to $50.0 million of our Common Stock during the period from November 8, 2013 to December 31, 2014. As of December 31, 2014, 1,107,780 shares have been purchased for $50.0 million pursuant to such Board action. See Part II, Item 5, Repurchases of Equity Securities.

In 2013 and 2012, we repurchased 43,458 and 1,481,482, respectively, shares of our common stock at a cost of $1.7 million and $50.0 million, respectively, under prior authorizations.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants($ in millions)	For the Years Ended December 31,
	2014	2013	2012
Changes in short-term debt	$(0.4)	$—	$(1.9)
Proceeds from issuances of long-term debt	228.3	455.6	43.0
Payments on long-term debt	(170.6)	(228.1)	(31.8)
Net (payments on) proceeds from borrowings	$57.3	$227.5	$9.3

Net proceeds from long-term debt were $57.7 million during 2014. Absent substantial acquisition(s) or any share repurchases, the Company does not expect to incur additional borrowings during 2015. With the current level of borrowing and forecasted results, we expect to remain in compliance with our Credit Agreement financial covenants.

The Company's five-year revolving credit facility, or Credit Agreement, provides for borrowing capacity of $500 million and includes a $300 million equivalent sub-limit available in euro with an option to increase borrowing capacity by $200 million.  Availability under the Credit Agreement was $74.5 million as of December 31, 2014. We also had availability under our bank overdraft facilities and lines of credit of $30.4 million as of December 31, 2014.

The Credit Agreement contains covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.00 and (b) minimum interest coverage ratio of 3.50. The Company was in compliance with all of its covenants under the Credit Facility at December 31, 2014.

Our total debt to capital ratios at December 31, 2014 and December 31, 2013 were 47.4% and 40.7%, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Other Factors Affecting Liquidity and Capital Resources

The following table represents our future contractual cash requirements for the next five years and thereafter for our long-term debt obligations and other commitments ($ in millions):

	Payments due for the years ended
Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Current debt (1)	$2.9	$2.9	$—	$—	$—	$—	$—
Long-term debt (2)	437.2	—	3.0	2.9	428.5	2.8	—
Debt interest (3)	25.5	6.6	6.6	6.5	5.8	—	—
Restructuring obligations (4)	14.9	12.3	1.4	0.7	0.4	0.1	—
Minimum operating lease payments (5)	11.4	2.9	2.8	2.1	1.6	1.5	0.5
Purchase obligations - raw materials (6)	24.3	7.0	3.3	2.0	2.0	2.1	7.9
Purchase obligations - energy (7)	57.6	27.6	4.6	3.6	3.6	3.6	14.6
Other long-term liabilities (8) (9) (10)	—	—	—	—	—	—	—
Total	$573.8	$59.3	$21.7	$17.8	$441.9	$10.1	$23.0

(1)	Current debt includes borrowings against bank overdraft facilities; see Note 12, Debt, of the Notes to Consolidated Financial Statements.

(2)	See additional information regarding long-term debt in Note 12, Debt, of the Notes to Consolidated Financial Statements.

(3)
The amounts reflected in debt interest are based upon the short-term and long-term scheduled principal maturities and interest rates in effect as of December 31, 2014. Where specific maturities are not stated, such as for an overdraft line-of-credit, a repayment date coinciding with the end of the year was used for purposes of these calculations. Since our debt is largely variable interest rate debt, applicable market interest rates were assumed to be the same as at December 31, 2014 for purposes of these calculations. With respect to our variable-rate debt outstanding at December 31, 2014, a 100 basis point increase in interest rates would increase our debt interest obligation by $4.4 million in 2015. For more information regarding our outstanding debt and associated interest rates, see Note 12, Debt, of the Notes to Consolidated Financial Statements.

(4)
Restructuring obligations are more fully discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments and Note 11, Restructuring and Impairment Activities, of the Notes to Consolidated Financial Statements.

(5)	Minimum operating lease payments relate to our future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2014.

(6)
Purchase obligations for raw materials include our calcium carbonate purchase agreement at our mill in Quimperlé, France, in which a vendor operates an on-site calcium carbonate plant and our mill has minimum purchase quantities. See Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

(7)
Purchase obligations for energy include obligations under agreements with (1) an energy cogeneration supplier at our mills in Quimperlé, France and Spay, France, to supply steam for which our mills have minimum purchase commitments, (2) a natural gas supplier to supply and distribute 100% of the natural gas needs of our Quimperlé, France mill and (3) an energy supplier to supply a constant supply of electricity for our Pirahy mill in Brazil. See Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

(8)
Other long-term liabilities exclude $1.8 million of unrecognized tax benefits associated with uncertain tax positions for which there is no contractual obligation. We had no other long-term liabilities as defined for purposes of this disclosure by the SEC as of December 31, 2014.

(9)
Other long-term liabilities do not include any amounts for our pension obligations. The pension obligations are funded by our separate pension trusts, which held $139.1 million in assets at December 31, 2014. The combined projected benefit obligation, or PBO, of our U.S. and French pension plans was underfunded by $30.6 million and $21.0 million as of December 31, 2014 and 2013, respectively. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We were not required to make contributions to our U.S. and French pension plans during 2014. We expect 2015 funding to be in compliance with the Pension Protection Act of 2006. For information regarding our long-term pension obligations and trust assets, see Note 16, Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

(10)
Other long-term liabilities do not include any amounts for our postretirement healthcare and life insurance benefits. Such payments are dependent upon our retirees incurring costs and filing claims; therefore, future payments are uncertain. Our net payments under these plans were approximately $0.4 million in each of the years ended December 31, 2014 and 2013. Based on this past experience, we currently expect our share of the net payments to be less than $1.0 million during 2015 for these benefits. For more information regarding our retiree healthcare and life insurance benefit obligations, see Note 16, Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

Outlook

SWM's solid operating foundation and technology position allows us to seize opportunities in our tobacco business by providing value-adding solutions to our customers. Smoking attrition rates in mature areas drive the overall demand decline for cigarette papers. To the extent additional countries adopt LIP legislation, we plan to build upon our technology position and strong reputation in this premium application to serve our customers' additional needs for those products, which we would expect to lead to an improved margin profile in our paper business. The timing of potential regulations and implementations is unknown. Based on the current trend of reduced cigarette consumption, especially in the U.S. and Western Europe, we would expect our tobacco paper volume declines to be impacted by the overall industry attrition rates.

The Company also seeks to capitalize on growth opportunities and regulatory trends requiring more sophisticated cigarettes in design and performance. As proposed tar delivery limits are implemented in China, SWM expects increased demand for RTL, which we are strategically positioned to supply through CTS, our RTL joint venture in China which began operations during the third quarter of 2014.

The acquisition of DelStar as well as acquisitions made during 2014 provide an opportunity to diversify beyond the tobacco industry. These businesses comprise our Filtration segment, and we expect that growth will be driven organically by continued strong demand for filtration products, and potentially additional acquisitions. We also believe that adjacencies between filtration products and certain of SWM's legacy non-tobacco offerings will allow us to realize commercial synergy growth. We expect our global platform and operational excellence programs to help Filtration as well.

During 2014 we established the Advanced Fibers & Materials group to focus on accelerating diversification efforts within our non-tobacco business. The primary focus for this unit is concentrated on product development and commercialization, while leveraging the existing asset base for higher value-add applications in consumer products and industrial goods. This area may also be a target for potential acquisitions of value-added and synergistic product lines.

Worldwide economic uncertainty and its effects on foreign exchange volatility can be challenging for our global results. We serve tobacco industry customers and face competitive pressure on pricing and volumes worldwide due to the continued decline of cigarette consumption in western countries. We expect pricing pressure to continue with respect to our LIP products and have commenced intellectual property litigation in Germany to protect our LIP technology. We expect RTL volumes outside of China to increase slightly in 2015; however, when factoring in volumes from CTS, our joint venture in China, we expect overall RTL volumes to grow more than 20% during 2015. We also expect to continue to reduce costs through our operational excellence program as well as through restructuring and cost reduction activities. We expect that such cost reductions will deliver value to our customers and help mitigate anticipated inflationary and competitive pressures. In addition, we are evaluating other opportunities to address ongoing imbalances of demand and supply, particularly as tobacco industry growth is occurring primarily in regions such as Asia, in an effort to continue providing competitive and high quality, value-adding solutions in growing areas. We also intend to continue reviewing various internal and external growth opportunities, including potential acquisitions in our Filtration business and our newly formed Advanced Fibers and Materials group, to diversify the Company over the long term.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act.  Forward-looking statements, include, without limitation, those regarding 2015 outlook and future performance, mergers and acquisitions, future market trends, future RTL sales and volume trends, smoking attrition rates, synergies or growth from acquisitions, incurrence of additional debt, adoption of LIP standards in new regions, integration, and growth prospects (including international growth), impact of our restructuring actions, post-retirement healthcare and life insurance payments, impact of the LIP intellectual property litigation, the amount of capital spending and/or common stock repurchases, the profitability of CTS, pricing pressures, including related to LIP, future cash flows, benefits associated with our global asset realignment, lower effective tax rates, purchase accounting impacts, impacts of our ongoing operational excellence and other cost-reduction initiatives, and other statements generally identified by words such as "believe," "expect," "intend," "plan," "potential," "anticipate," "project," "appear," "should," "could," "may," "will," "typically" and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of this report as well as the following factors:

•
Changes in sales or production volumes, pricing or manufacturing costs of reconstituted tobacco products, cigarette paper (including for lower ignition propensity cigarettes), filtration-related products due to changing customer demands, new technologies such as e-cigarettes, inventory adjustments and rebalancings, competition or otherwise;

•	Risks associated with the implementation of our strategic growth initiatives, including diversification, and the Company's understanding of, and entry into, new industries and technologies;

•	Changes in the source and intensity of competition in our market segments;

•	Our ability to attract and retain key personnel, due to our prior restructuring actions, the tobacco industry in which we operate or otherwise;

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

•	Regulatory or enforcement initiatives by regulatory agencies, including the U.S. Food and Drug Administration relating to regulation of cigars and cigar components or otherwise;

•	New reports as to the effect of smoking on human health or the environment;

•	Changes in general economic, financial and credit conditions in the U.S., Europe and elsewhere, including the impact thereof on currency (including any weakening of the euro) and interest rates;

•
The success of, and costs associated with, current or future restructuring initiatives, including the granting of any needed governmental approvals and the occurrence of work stoppages or other labor disruptions;

•
Changes in the discount rates, revenue growth, cash flow growth rates or other assumptions used by the Company in its assessment for impairment of assets and adverse economic conditions or other factors that would result in significant impairment charges;

•	The failure of one or more material suppliers, including energy, resin and pulp suppliers, to supply materials as needed to maintain our product plans and cost structure;

•	International conflicts and disputes (for example, relating to Russia and to the Ukraine), including their impact on our sales and the adoption of new LIP regulations;

•	The pace and extent of further international adoption of LIP cigarette standards and the nature of standards so adopted;

•	Risks associated with our 50%-owned, non-U.S. joint ventures relating to control and decision-making, compliance, transparency and customer relations, among others;

•	A failure in our risk management and/or currency or interest rate swaps and hedging programs, including the failures of any insurance company or counterparty;

•	The number, type, outcomes (by judgment or settlement) and costs of legal, tax, regulatory or administrative proceedings and/or amnesty programs, including those in Brazil;

•	The outcome and cost of LIP intellectual property litigation and European Patent Office opposition proceedings;

•
Labor activities, including strikes or other disruptions, at our facilities and the impact of new regulations or changes in existing regulations and procedures by the National Labor Relations Board or other U.S. and non-U.S. authorities;

•
Risks associated with acquisitions or other strategic transactions, including acquired liabilities and restrictions, retaining customers from businesses acquired, achieving any expected results or synergies from acquired businesses, complying with new regulatory frameworks, difficulties in integrating acquired businesses or implementing strategic transactions generally and risks associated with international acquisition transactions, including in countries where we do not currently have a material presence;

•
Risks associated with dispositions, including post-closing claims being made against us, disruption to our other businesses during a sale process or thereafter, credit risks associated with any buyer of such disposed assets and our ability to collect funds due from any such buyer;

•
Risks associated with our global asset realignment initiatives, including: changes in law, treaties, interpretations or regulatory determinations; audits made by applicable regulatory authorities and our auditor; and our ability to operate our business in a manner consistent with the regulatory requirements for such realignment;

•	Increased taxation on tobacco-related products;

•	Costs and timing of implementation of any upgrades to our information technology systems;

•	Failure by us to comply with any privacy or data security laws or to protect against theft of customer, employee and corporate sensitive information; and

•	Other factors described elsewhere in this document and from time to time in documents that we file with the SEC.

All forward-looking statements made in this document are qualified by these cautionary statements. Forward-looking statements herein are made only as of the date of this document, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise.

Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance unless expressed as such, and should only be viewed as historical data.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Changes in foreign currency exchange rates may have an impact on our operating profit. Since we transact business in many countries, some of our sale and purchase transactions are denominated in a currency other than the local currency of our operations. As a result, changes in exchange rates between the currencies in which the transaction is denominated versus the local currency of our operation into which the transaction is being recorded can impact the amount of local currency recorded for such transaction. This can result in more or less local currency revenue or cost related to such transaction and thus have an effect on our operating profit. Currency transaction risk is mitigated partially in France as some of the revenue and expense transactions of our French subsidiaries are denominated in U.S. dollars, providing a degree of natural hedging. Our Brazilian and Polish operations are more fully exposed to currency transaction risk, especially as a result of U.S. dollar and euro denominated sales, respectively.

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

We utilize forward and swap contracts and, to a lesser extent, option contracts to selectively hedge our exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with money center banks, insurance companies or government agencies, collectively known as counterparties. We expect to continue to apply foreign currency hedging in our Brazilian and Polish operations in the foreseeable future. As of December 31, 2014, a 10% unfavorable change in the exchange rate of our functional currencies and those of our subsidiaries against the prevailing market rates of non-local currencies involving our transactional exposures would have resulted in a net pre-tax loss of approximately $11 million. These hypothetical gains or losses on foreign currency transactional exposures are based on the December 31, 2014 rates and the assumed rates. While we believe the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates could be material to our results of operations, we reduce this risk by selectively hedging our exposure when it is practical and economical to do so.

Interest Rate Risk

We hold a combination of variable-rate and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable-rate, long-term debt when it is practical and economical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. We have utilized variable-to-fixed interest rate swap agreements, typically with contractual terms no longer than 60 months. Our strategy to manage exposure to interest rate changes did not change during 2014, and we do not expect any significant changes in our exposure to interest rate changes or in how such exposure is managed in the near future. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in fair market value of fixed-rate debt due to differences between current market interest rates and the rates governing these instruments. With respect to our fixed-rate debt outstanding at December 31, 2014, a 100 basis point change in interest rates would not result in a material change in the fair market value of such debt and with respect to our variable-rate debt outstanding at December 31, 2014, a 100 basis point increase in interest rates would result in a $4.4 million decrease to our future annual pre-tax earnings.

Commodity Price Risk

We are subject to commodity price risks such as resin and wood pulp. Wood pulp is our largest single component of raw material cost. The per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. During the period from January 2012 through December 2014, the U.S. list price of northern bleached softwood kraft pulp, or NBSK, a representative pulp grade that we use, ranged from a low of $830 per metric ton in September 2012 to a high of $1,030 per metric ton in March 2014. We normally maintain approximately 30 to 60 days of inventories to support our operations. As a result, there is a lag in the impact of changes in the per ton list price of wood pulp on our cost of products sold. The per ton price of resin is volatile and may impact the future results of our Filtration segment. Over the last five years, the cost of polypropylene has fluctuated from 70 cents per pound to 117 cents per pound.

Selling prices of our paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, we have been able to increase our selling prices in response to increases in per ton wood pulp costs and have generally reduced our selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact our earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. We have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton wood pulp prices would impact our future annual pre-tax earnings by approximately $12 million, assuming no compensating change in our selling prices. We believe that, while our exposure to commodity price risk is material to our results of operations, our customers understand such risk and over time changes in the price of wood pulp are typically reflected in selling prices.

Energy Supply and Cost Volatility

In France, Poland and in the United States, availability of energy is generally reliable, although prices can fluctuate significantly based on variations in demand. In Brazil, where that country's production of electricity is heavily reliant upon hydroelectric plants, availability of electricity has been affected in the past by rain variations. Although our Brazilian business currently has a sufficient supply of energy to continue its current level of operation, Brazil is experiencing a drought, and there can be no assurance that we will have sufficient electricity in the future, or that costs will remain stable.

Due to the competitive pricing in the markets for most of our products, we are typically unable to fully pass through higher energy costs to our customers. With respect to our purchased energy price risk, a hypothetical 10% change in per unit prices would impact our future annual pre-tax earnings by approximately $6 million, assuming no compensating change in our selling prices.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)

	For the Years Ended December 31,
	2014	2013	2012
Net Sales	$794.3	$772.8	$778.5
Cost of products sold	575.5	520.1	519.0
Gross Profit	218.8	252.7	259.5

Selling expense	22.0	20.9	21.9
Research expense	15.7	15.3	9.9
General expense	61.9	50.3	54.6
Total nonmanufacturing expenses	99.6	86.5	86.4

Restructuring and impairment expense	13.1	41.3	21.4
Operating Profit	106.1	124.9	151.7
Interest expense	7.2	2.9	3.3
Other income (expense), net	9.3	5.7	1.2
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	108.2	127.7	149.6

Provision for income taxes	20.5	53.0	49.5
Income from equity affiliates, net of income taxes	2.0	3.8	4.0
Income from Continuing Operations	89.7	78.5	104.1
Loss from Discontinued Operations	—	(2.4)	(24.3)
Net Income	$89.7	$76.1	$79.8

Net Income (Loss) per Share - Basic:
Income per share from continuing operations	$2.94	$2.51	$3.33
Loss per share from discontinued operations	—	(0.08)	(0.79)
Net income per share – basic	$2.94	$2.43	$2.54

Net Income (Loss) per Share – Diluted:
Income per share from continuing operations	$2.93	$2.49	$3.29
Loss per share from discontinued operations	—	(0.07)	(0.78)
Net income per share – diluted	$2.93	$2.42	$2.51

Weighted Average Shares Outstanding:

Basic	30,238,000	31,056,700	30,986,200

Diluted	30,356,500	31,238,300	31,341,900

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	For the Years Ended December 31,
	2014	2013	2012
Net Income	$89.7	$76.1	$79.8
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	(63.0)	5.1	9.9
Less: Reclassification adjustment for realized translation adjustments	—	(1.1)	—

Unrealized (losses) gains on derivative instruments	(4.8)	(7.1)	(0.4)
Less: Reclassification adjustment for losses (gains) on derivative instruments included in net income	4.6	0.4	(1.4)

Net gain (loss) from postretirement benefit plans	(9.8)	8.4	(4.5)
Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	1.5	4.7	5.5
Other Comprehensive Income (Loss)	(71.5)	10.4	9.1
Comprehensive Income	$18.2	$86.5	$88.9

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$290.3	$272.0
Accounts receivable, net	93.9	107.6
Inventories	108.4	132.8
Income taxes receivable	11.5	9.9
Current deferred income tax benefits	9.2	10.1
Other current assets	6.1	4.7
Total Current Assets	519.4	537.1

Property, Plant and Equipment, net	362.0	393.2
Investment in Equity Affiliates	67.8	63.1
Goodwill	125.5	121.1
Intangible Assets	89.3	80.7
Other Assets	22.6	31.6
Total Assets	$1,186.6	$1,226.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$2.9	$4.2
Accounts payable	44.8	49.4
Accrued expenses	75.8	92.7
Total Current Liabilities	123.5	146.3

Long-Term Debt	437.2	381.2
Pension and Other Postretirement Benefits	34.1	28.7
Deferred Income Tax Liabilities	71.4	80.9
Other Liabilities	31.4	28.3
Total Liabilities	697.6	665.4
Stockholders' Equity:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value per share; 100,000,000 shares authorized; 30,465,522 and 31,423,427 shares issued and outstanding at December 31, 2014 and 2013, respectively	3.0	3.1
Additional paid-in-capital	49.8	43.3
Retained earnings	512.7	520.0
Accumulated other comprehensive loss	(76.5)	(5.0)
Total Stockholders' Equity	489.0	561.4
Total Liabilities and Stockholders' Equity	$1,186.6	$1,226.8

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in millions, except per share amounts)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	37,587,298	$3.8	$211.7	5,220,414	$(132.1)	$417.0	$(24.5)	$475.9
Net income						79.8		79.8
Other comprehensive loss, net of tax							9.1	9.1
Dividends declared ($0.45 per share)						(14.1)		(14.1)
Restricted stock issuances, net			(3.4)	(137,026)	3.4			—
Stock-based employee compensation expense			6.9					6.9
Excess tax benefits of stock-based employee compensation			1.4					1.4
Stock issued to directors as compensation	1,778		—					—
Issuance of shares for options exercised	176,900		2.8					2.8
Share reissuance and cancellation to fulfill stock split	(6,556,110)	(0.7)	(178.4)	(6,556,110)	178.4	0.7		—
Purchases of treasury stock				1,481,482	(50.0)			(50.0)
Balance, December 31, 2012	31,209,866	$3.1	$41.0	8,760	$(0.3)	$483.4	$(15.4)	$511.8
Net income						76.1		76.1
Other comprehensive income, net of tax							10.4	10.4
Dividends declared ($1.26 per share)						(39.5)		(39.5)
Restricted stock issuances, net	226,461		(0.2)	(5,000)	0.2			—
Stock-based employee compensation expense			3.2					3.2
Excess tax benefits of stock-based employee compensation			0.5					0.5
Stock issued to directors as compensation	1,318		0.1					0.1
Issuance of shares for options exercised	33,000		0.5					0.5
Share reissuance and cancellation to fulfill stock split	(47,218)	—	(1.8)	(47,218)	1.8			—
Purchases of treasury stock				43,458	(1.7)			(1.7)
Balance, December 31, 2013	31,423,427	$3.1	$43.3	—	$—	$520.0	$(5.0)	$561.4
Net income						89.7		89.7
Other comprehensive loss, net of tax							(71.5)	(71.5)
Dividends declared ($1.46 per share)						(44.5)		(44.5)
Restricted stock issuances, net	201,005	—	—					—
Stock-based employee compensation expense			5.8					5.8
Excess tax benefits of stock-based employee compensation			0.6					0.6
Stock issued to directors as compensation	2,902	—	0.1					0.1
Purchases and cancellation of treasury stock	(1,161,812)	(0.1)				(52.5)		(52.6)
Balance, December 31, 2014	30,465,522	$3.0	$49.8	—	$—	$512.7	$(76.5)	$489.0

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)

	For the Years Ended December 31,
	2014	2013	2012
Operations
Net income	$89.7	$76.1	$79.8
Less: (Loss) income from discontinued operations	—	(2.4)	(24.3)
Income from continuing operations	89.7	78.5	104.1
Non-cash items included in net income:
Depreciation and amortization	45.1	37.3	38.5
Impairment	—	37.2	20.2
Deferred income tax provision (benefit)	3.3	17.3	13.1
Pension and other postretirement benefits	1.2	1.1	1.0
Stock-based compensation	5.9	3.2	6.9
Income from equity affiliates	(2.0)	(3.8)	(4.0)
Excess tax benefits of stock-based awards	(0.6)	(0.5)	(1.4)
Cash dividends received from equity affiliates	4.4	3.7	3.0
Other items	0.8	1.0	(0.1)
Changes in operating working capital:
Accounts receivable	13.3	4.4	14.3
Inventories	14.9	(1.0)	(6.1)
Prepaid expenses	(0.6)	0.1	(1.0)
Accounts payable	3.1	(1.5)	(7.0)
Accrued expenses	(8.0)	3.4	(8.1)
Accrued income taxes	(4.1)	(4.6)	4.7
Net changes in operating working capital	18.6	0.8	(3.2)
Net cash provided (used) by operating activities of:
- Continuing operations	166.4	175.8	178.1
- Discontinued operations	(0.5)	2.3	(3.5)
Cash Provided by Operations	165.9	178.1	174.6
Investing
Capital spending	(35.1)	(29.1)	(27.2)
Capitalized software costs	(1.0)	(0.5)	(0.9)
Acquisitions, net of cash acquired	(32.6)	(229.7)	—
Investment in equity affiliates	(8.8)	—	(21.0)
Other investing	3.0	5.6	(2.6)
Cash Used for Investing	(74.5)	(253.7)	(51.7)
Financing
Cash dividends paid to SWM stockholders	(44.5)	(39.5)	(14.1)
Changes in short-term debt	(0.4)	—	(1.9)
Proceeds from issuances of long-term debt	228.3	455.6	43.0
Payments on long-term debt	(170.6)	(228.1)	(31.8)
Purchases of common stock	(52.5)	(1.7)	(50.0)
Excess tax benefits of stock-based awards	0.6	0.5	1.4
Proceeds from exercise of stock options	—	0.5	2.8
Cash (Used in) Provided by Financing	(39.1)	187.3	(50.6)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(34.0)	9.1	2.4
Increase in Cash and Cash Equivalents	18.3	120.8	74.7
Cash and Cash Equivalents at beginning of period	272.0	151.2	76.5
Cash and Cash Equivalents at end of period	$290.3	$272.0	$151.2

The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

Nature of Business

Schweitzer-Mauduit International, Inc., or SWM or the Company, is a multinational diversified producer of premium specialty papers and plastic nettings headquartered in the United States of America. The Company manufactures and sells paper and reconstituted tobacco products to the tobacco industry as well as specialized paper products for use in other applications. We manufacture lightweight specialty papers, which are used in manufacturing ventilated cigarettes, and banded papers for the production of lower ignition propensity, or LIP, cigarettes and are the leading independent producer of RTL used in producing blended cigarettes. We also manufacture resin-based plastic netting through an extrusion process, as well as certain meltblown products and machined plastic core tubes.

Our primary products sold to the tobacco industry include cigarette, plug wrap and base tipping papers, or Cigarette Papers, used to wrap various parts of a cigarette and reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars. These products are sold directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Our non-tobacco industry products are a diverse mix of products that includes low volume, high-value engineered papers as well as commodity paper grades produced to maximize our machine utilization. In December 2013, we acquired DelStar, Inc. ("DelStar"), a manufacturer of plastic netting and other resin-based products focused on the filtration and medical markets. In December 2014, we acquired certain assets from Pronamic Industries, Inc., or Pronamic, and from Smith & Nephew's, or SNN, Advanced Wound Management Division which have been incorporated into our Filtration operating segment.

We conduct business in over 90 countries and operate 16 production locations worldwide, with facilities in the United States, Canada, United Kingdom, France, Luxembourg, Russia, Brazil, China and Poland. We also have a 50% equity interest in two joint ventures in China. The first, China Tobacco Mauduit (Jiangmen) Paper Industry Ltd., or CTM, produces cigarette and porous plug wrap papers and the second, which began operations in the third quarter of 2014, China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS, which produces RTL.

As used in this 2014 Annual Report on Form 10-K, unless the context indicates otherwise, references to "we," "us," "our," "SWM," "Schweitzer-Mauduit" or similar terms include Schweitzer-Mauduit International, Inc. and its consolidated subsidiaries.

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

The Company has two joint ventures with China National Tobacco Corporation, or CNTC. CNTC is the principal operating Company under China's State Tobacco Monopoly Administration. CNTC and our subsidiary, SM-China, each own 50% of the joint ventures. The paper joint venture China Tobacco Mauduit (Jiangmen) Paper Industry Co. LTD, or CTM, produces tobacco-related papers in China. The second joint venture China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. LTD., or CTS, produces reconstituted tobacco leaf products. The Company uses the equity method to account for both joint ventures. Investment in equity affiliates represents the Company's investment in its China joint ventures. The Company's share of the net income of its 50% owned joint ventures in China are included in the consolidated statements of income as income from equity affiliates.

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

Royalty Income

Royalties from non-exclusive, third-party patent licenses are recognized when earned, including monies received at an agreement's initiation attributable to past sales. The Company recognizes up-front payments upon receipt when it has no future performance requirement or ongoing obligation arising from its agreements and the payment is for a separate earnings process. Minimum annual royalties received in advance are deferred and are recognized in the period earned. The Company recognized $11.1 million, $11.2 million and $12.4 million of royalty income during 2014, 2013 and 2012 respectively, which is included in net sales in the consolidated statements of income.

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

Foreign currency risks arise from transactions and balances denominated in non-local currencies. Gains and losses resulting from re-measurement and settlement of such transactions and balances, included in other income (expense), net, were gain of $1.5 million and $1.3 million in 2014 and 2013, respectively, and loss of $1.4 million in 2012.

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

Business Combinations

The Company uses the acquisition method of accounting for business combinations. At the acquisition date, the Company records assets acquired and liabilities assumed at their respective fair market values. The Company estimates fair value using the exit price approach which is the price that would be received to sell an asset or paid to transfer a liability in an orderly market. An exit price is determined from a market participant's viewpoint in the principal or most advantageous market and may result in the Company valuing assets or liabilities at a fair value that is not reflective of the Company's intended use of the assets or liabilities. Any excess consideration above the estimated fair values of the net assets acquired is recognized as goodwill on the Company's Consolidated Balance Sheets. The operating results of acquired businesses are included in the Company's results of operations beginning as of their effective acquisition dates. Acquisition costs are expensed as incurred and were $2.6 million and $1.1 million in 2014 and 2013, respectively, and were not material in 2012.

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

We have acquired trade names that have been determined to have indefinite lives. We evaluate a number of factors to determine whether an indefinite life is appropriate, including the competitive environment, category share, business history, product life cycle and operating plans. Indefinite-lived intangibles are evaluated for impairment annually during the fourth quarter. Additionally, when certain events or changes in operating conditions occur, an impairment assessment is performed and indefinite-lived trade names may be adjusted to a determinable life or an impairment charge may be recorded.

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

Capitalized Software Costs

The Company capitalizes certain purchases of software and software development costs in connection with major projects of software development for internal use. These costs are included in other assets on the consolidated balance sheets and are amortized using the straight-line method over the estimated useful life not to exceed seven years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred. Amortization of capitalized software was $3.4 million, $4.8 million and $6.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Accumulated amortization of capitalized software costs was $60.5 million and $60.9 million at December 31, 2014 and 2013, respectively.

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

Components of accumulated other comprehensive loss were as follows ($ in millions):

	December 31,
	2014	2013
Accumulated pension and OPEB liability adjustments, net of income tax impact of $21.0 million and $16.6 million at December 31, 2014 and 2013, respectively	$(38.4)	$(30.1)
Accumulated unrealized loss on derivative instruments, net of income tax impact of $0 and $0.3 million at December 31, 2014 and 2013, respectively	(8.3)	(8.1)
Accumulated unrealized foreign currency translation adjustments	(29.8)	33.2
Accumulated other comprehensive loss	$(76.5)	$(5.0)

Changes in the components of accumulated other comprehensive loss were as follows ($ in millions):

	For the Years Ended December 31,
	2014			2013			2012
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$(12.7)	$4.4	$(8.3)	$19.8	$(6.7)	$13.1	$2.5	$(1.5)	$1.0
Unrealized loss on derivative instruments	(0.4)	0.2	(0.2)	(4.9)	(1.8)	(6.7)	(2.7)	0.9	(1.8)
Unrealized foreign currency translation adjustments	(63.0)	—	(63.0)	4.0	—	4.0	9.9	—	9.9
Total	$(76.1)	$4.6	$(71.5)	$18.9	$(8.5)	$10.4	$9.7	$(0.6)	$9.1

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

All of the Company's restricted stock grants, including those that have been earned in the case of performance-based shares and cliff-vesting grants that are not performance based, vest upon completion of a specified period of time. The fair value of each award is equal to the share price of the Company's stock on the date of the grant. This cost is recognized over the vesting period of the respective award. A summary of outstanding restricted stock awards as of December 31, 2014 and 2013 is included in Note 17, Stockholders' Equity.

Restricted Stock Plan Performance Based Shares

The Company's long-term incentive compensation program, or LTIP, for key employees includes an equity-based award component that is provided through its Restricted Stock Plan, or RSP. The objectives under the LTIP are established for the immediate following year at the beginning of a performance cycle and are intended to focus management on longer-term strategic goals. The Compensation Committee of the Board of Directors designates participants in the LTIP and RSP and determines the equity-based award opportunity in the form of restricted stock for each performance cycle, which is generally measured on the basis of a one or two-year performance period. Performance is measured on a cumulative basis and each performance cycle's restricted stock award opportunity is earned annually. The restricted shares are considered issued and outstanding when the number of shares becomes fixed, after the annual performance is determined, and such awards vest at the end of the performance cycle or some predetermined period thereafter. The Company recognizes compensation expense with an offsetting credit to additional paid-in-capital over the performance period based on the fair value of the award at the date of grant, with compensation expense being adjusted cumulatively based on the number of shares expected to be earned according to the level of achievement of performance goals.

Fair Value Option

The Company has elected not to measure its financial instruments or certain commitments at fair value.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08 (ASU 2014-08) "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. The Company adopted this guidance as of January 1, 2015. Adoption of ASU 2014-08 did not have an impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). The new guidance specifies how and when an entity will recognize revenue arising from contracts with customers and requires entities to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual periods beginning on or after December 15, 2016 and may be implemented using a full retrospective or a modified retrospective application. The Company is currently in the process of evaluating the impact the adoption will have on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standard Update ("ASU") No 2014-12, "Compensation - Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. Compensation cost should be recognized in the period in which it becomes probably that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendment is effective for annual reporting periods including interim reporting within those periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently in the process of evaluating the impact the adoption will have on our consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern" (Subtopic 205-40). The Update provides U.S. GAAP guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. This update is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company adopted this guidance as of December 31, 2014. Adoption of ASU 2014-15 did not have an impact on our consolidated financial statements.

In November 2014, the FASB released Accounting Standards Update (ASU) 2014-17, "Business Combinations (Topic 805): Pushdown Accounting, a consensus of the FASB Emerging Issues Task Force. This ASU amends FASB Accounting Standards Codification (FASB ASC) 805, Business Combinations", to provide guidance on whether and at what threshold an acquired entity that is a business or not-for-profit (NFP) entity can apply pushdown accounting in its separate financial statements. The amendments in this ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this ASU are effective on November 18, 2014, or upon issuance. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. The Company adopted this guidance as of December 31, 2014. Adoption of ASU 2014-17 did not have a material impact on our consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity." The update requires an entity to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances (commonly referred to as the whole-instrument approach). This guidance is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The Company is currently in the process of evaluating the impact the adoption will have on our consolidated financial statements.

Note 3. Business Acquisitions

In December 2014, the Company acquired certain assets from Pronamic Industries, Inc., or Pronamic and Smith & Nephew, or SNN. As a result of the acquisition, these assets were incorporated into SWM's Filtration segment. The acquisition of these assets provides further opportunities for growth into the filtration and healthcare industries. These acquisitions are being treated as business combinations and accounted for in accordance with the guidance provided by ASC 805, Business Combinations. The purchase price included initial cash payments of $30.7 million, net of $0.7 million in working capital adjustments. An additional variable payment of up to $3.5 million may be due based on the performance of the assets over a period from the acquisition date through December 31, 2015. An additional $1.0 million payable was recorded based on management's estimate of the fair value of the variable consideration payable.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, the fair values of the assets acquired and liabilities assumed for the acquisition of assets from Pronamic and SNN are provisional because final appraisals have not yet been completed. The cash paid for these acquisitions and the preliminary fair values of the assets acquired and liabilities assumed as of the December 19, 2014 and December 31, 2014 acquisition dates for Pronamic assets and SNN assets, respectively, are as follows ($ in millions):

Preliminary Fair Value as Acquisition Date
Accounts receivable	$3.5
Inventory	3.2
Other current assets	0.2
Property, plant and equipment	9.3
Identifiable intangible assets	11.6
Total Assets	27.8

Accounts payable	1.4
Accrued expenses	1.4

Net assets acquired	25.0

Goodwill	5.0

Cash paid	$30.0

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

Properties acquired included two manufacturing and related facilities, land and leased sites that include leasehold improvements, and machinery and equipment for use in manufacturing operations. Management valued properties using the cost approach supported where available by observable market data which included consideration of obsolescence.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets acquired included contracts with significant customers, technology related to products subject to a number of existing patents and trade know-how, and a number of customer relationships in water filtration, industrial filtration and healthcare industries. Management valued intangible assets using the relief from royalty and multi-period excess earnings methods, both forms of the income approach supported by observable market data for peer companies. The following table shows the preliminary fair values assigned to intangible assets ($ in millions):

	Preliminary Fair Value as of December 31, 2014	Weighted-Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships	$6.1	15
Developed Technology	2.1	20
Patents	1.5	17
Customer contracts	1.9	6
Total	$11.6	15

In connection with the acquisitions, the Company recorded goodwill, which represents the excess of the consideration transferred over the estimated preliminary fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to incremental revenue growth from combining the acquired assets with DelStar's existing business and workforce as well as the benefits of access to different markets and customers. Goodwill from these acquisitions will be assigned to the Filtration segment. None of the goodwill is expected to be deductible for tax purposes.

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

In 2014, the Company recognized $1.3 million in direct and indirect acquisition-related costs related to the acquisitions. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General Expense line item in the Consolidated Statements of Income.

The amounts of the combined acquisitions' Net Sales and Income from Continuing Operations included in the Company's Consolidated Statements of Income for the year ended December 31, 2014, and the unaudited pro forma Net Sales and Income from Continuing Operations of the combined entity had the acquisition date been January 1, 2013, including the proforma 2013 and actual 2014 results of DelStar, are as follows ($ in millions):

	Net Sales	(Loss) Income from Continuing Operations
Actual from December 19, 2014 - December 31, 2014	0.2	(0.4)

2014 Supplemental Pro Forma from January 1, 2014 - December 31, 2014	823.6	92.4

2013 Supplemental Pro Forma from January 1, 2013 - December 31, 2013	904.3	86.4

On December 12, 2013, the Company completed the acquisition of DelStar, Inc., or DelStar, through a merger of SWM Acquisition Corp. II, an indirect wholly-owned subsidiary of the Company, or SWM II, with and into DelStar, pursuant to the November 18, 2013 Agreement and Plan of Merger. As a result of the merger, DelStar became a wholly-owned,

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indirect subsidiary of the Company. The acquisition of DelStar diversified SWM's global presence in advanced materials, focused in large part in filtration.

As consideration, the Company paid $233.7 million in cash, including $2.4 million paid in March 2014, primarily for the adjusted value of working capital at the acquisition date. The acquisition was financed using borrowings under the revolving credit facility, or Credit Agreement, see Note 12. Debt, for additional information.

The consideration paid for DelStar and the final fair values of the assets acquired and liabilities assumed as of the December 12, 2013 acquisition date are as follows ($ in millions):

Fair value as of December 12, 2013
Cash and cash equivalents	$1.6
Accounts receivable	17.3
Inventory	21.2
Income taxes receivable	5.7
Deferred income tax benefits	1.5
Other current assets	0.8
Property, plant and equipment	41.5
Other noncurrent assets	0.7
Identifiable intangible assets	80.9
Total Assets	171.2

Accounts payable	4.8
Accrued expenses	6.7
Deferred income tax liabilities	40.4
Other liabilities	0.7

Net assets acquired	118.6

Goodwill	115.1

Cash paid	$233.7

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the acquisition, the Company recorded goodwill, which represents the excess of the consideration transferred over the estimated preliminary fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to DelStar's revenue growth from combining the SWM and DelStar business and workforce as well as the benefits of access to different markets and customers. Goodwill from the DelStar acquisition was assigned to its own reportable segment Filtration. None of the goodwill is expected to be deductible for tax purposes. The goodwill was determined on the basis of the final fair values of the assets and liabilities identified as part of the transaction.

In 2014 and 2013, the Company recognized $1.3 million and $1.1 million, respectively, in direct and indirect acquisition-related costs. In 2013, the Company incurred $2.0 million in financing costs related to the acquisition. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General Expense line item in the Consolidated Statements of Income. Financing costs related to expanding the Credit Agreement have been capitalized and will be amortized in Interest Expense over the life of the Credit Agreement.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in Other Assets and Accrued Expenses within the consolidated balance sheets were the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	December 31, 2014	December 31, 2013
Assets of discontinued operations:
Current assets	$1.6	$2.0
Other assets	2.3	3.1

Liabilities of discontinued operations:
Current liabilities	0.1	0.6

Summary financial results of discontinued operations were as follows ($ in millions):

	For the Years Ended December 31,
	2014	2013	2012
Net sales	$—	$7.1	$24.8
Restructuring and impairment expense	—	1.4	14.0
Loss from discontinued operations before income taxes	—	(2.6)	(23.2)
Income tax benefit (provision)	—	0.2	(1.1)
(Loss) income from discontinued operations	—	(2.4)	(24.3)

Note 5. Accounts Receivable

Accounts receivable are summarized as follows ($ in millions):

	December 31,
	2014	2013
Trade receivables	$69.8	$78.0
Business tax credits, including VAT	4.2	5.4
Hedge contracts receivable	0.4	—
Other receivables	19.8	24.6
Less allowance for doubtful accounts and sales discounts	(0.3)	(0.4)
Total accounts receivable	$93.9	$107.6

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Inventories

Inventories are valued at the lower of cost using the First-In, First-Out, or FIFO, and weighted average methods, or market. The Company's costs included in inventory primarily consist of pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of mill overhead costs. Machine start-up costs or abnormal machine shut downs are expensed in the period incurred and are not reflected in inventory. The definition of market value, with respect to all inventories, is replacement cost or net realizable value. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. The following schedule details inventories by major class ($ in millions):

	December 31,
	2014	2013
Raw materials	$35.1	$39.2
Work in process	17.4	24.4
Finished goods	40.4	50.9
Supplies and other	15.5	18.3
Total	$108.4	$132.8

Note 7. Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Interest is capitalized as a component of the cost of construction for large projects. Expenditures for betterments are capitalized whereas normal repairs and maintenance are expensed as incurred. Property, other than land, is depreciated on a straight-line basis for financial reporting purposes. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the balance sheet, and any gain or loss on the transaction is normally included in cost of products sold.

Property, plant and equipment (and related depreciable lives) consisted of the following ($ in millions):

	December 31,
	2014	2013
Land and improvements	$19.3	$21.2
Buildings and improvements (20 to 40 years or remaining life of relevant lease)	131.3	135.1
Machinery and equipment (5 to 20 years)	540.6	564.9
Construction in progress	42.1	53.7
Gross Property, Plant and Equipment	733.3	774.9
Less: Accumulated Depreciation	371.3	381.7
Property, Plant and Equipment, net	$362.0	$393.2

Depreciation expense was $35.3 million, $31.1 million and $30.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 8. Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter. The annual tests during the fourth quarters of 2014, 2013 and 2012 resulted in no impairment. The Company has two reporting units with goodwill - Reconstituted Tobacco and Filtration - which are also reportable segments. The Paper segment has no remaining goodwill after $2.7 million in accumulated impairment losses. There are no accumulated impairment losses in the Filtration or Reconstituted Tobacco segments as of December 31, 2014.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill for each segment were as follows ($ in millions):

	Reconstituted Tobacco	Filtration	Total
Goodwill as of December 31, 2012	$5.7	$—	$5.7
Goodwill acquired during the year	—	115.1	115.1
Foreign currency translation adjustments	0.3	—	0.3
Goodwill as of December 31, 2013	6.0	115.1	121.1
Goodwill acquired during the year	—	5.0	5.0
Foreign currency translation adjustments	(0.7)	0.1	(0.6)
Goodwill as of December 31, 2014	$5.3	$120.2	$125.5

Note 9. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Amortized intangible assets
Customer-related intangibles (Reconstituted Tobacco)	$10.0	$10.0	$—	$10.0	$10.0	$—
Customer Relationships (Filtration)	51.4	2.1	49.3	45.3	0.1	45.2
Developed Technology (Filtration)	16.0	1.2	14.8	13.8	0.1	13.7
Customer Contracts (Filtration)	1.9	—	1.9	—	—	—
Patents (Filtration)	1.5	—	1.5	—	—	—
Total	$80.8	$13.3	$67.5	$69.1	$10.2	$58.9

Unamortized intangible assets (Filtration)
Trade names	$21.8			$21.8
 *  Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $3.1 million, $0.6 million and $1.1 million and for the years ended December 31, 2014, 2013 and 2012, respectively. Finite-lived intangibles in the Filtration segment are expensed using the straight-line amortization method. The following table shows the estimated aggregate amortization expense for the next five years ($ in millions):

For the year ended December 31,	Estimated Amortization Expense
2015	$4.2
2016	4.2
2017	3.8
2018	3.8
2019	3.8

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Other Assets

Other assets consisted of the following ($ in millions):

	December 31,
	2014	2013
Capitalized software costs, net of accumulated amortization	$3.8	$7.0
Business tax credits, including VAT and ICMS (net of $11.7 million and $13.8 million reserve as of December 31, 2014 and 2013, respectively)	2.5	3.1
Grantor trust assets	10.3	10.0
Net pension assets	—	4.4
Other assets	6.0	7.1
Total	$22.6	$31.6

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

Note 11. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $13.1 million, $41.3 million and $21.4 million in the years ended December 31, 2014, 2013 and 2012, respectively.

In the Paper segment, restructuring and impairment expenses were $4.5 million, $2.4 million and $17.9 million during the years ended December 31, 2014, 2013 and 2012, respectively. During 2014, restructuring and impairment expenses primarily included $2.6 million related to severance expenses in the French, Brazilian and U.S. operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions as well as losses on disposal of our Lee Mills and Golden Hills manufacturing facilities of $1.0 million and asset impairment expenses at our Canada manufacturing facility of $0.9 million. During 2013, restructuring and impairment expenses primarily included $1.6 million related to severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to new as well as previously announced actions and terminating a third-party printing agreement in Europe. During 2012, expenses for the Paper segment were primarily related to the Company's amendment of a supply agreement with Philip Morris-USA, a subsidiary of Altria Group Inc. The amended agreement eliminated the Company's contractual commitment to stand ready to produce commercial quantities of banded cigarette paper even in the absence of firm orders. The Company considered these new terms to be a triggering event requiring evaluation of the recoverability of our Spotswood mill's banded cigarette paper production assets. Based on this analysis, which reflected management's assessment of the most likely future utilization of the mill, the Company in 2012 recorded a $16.9 million impairment charge to reduce the carrying value of these assets to their fair value.

The Reconstituted Tobacco segment restructuring and impairment expenses were $6.8 million, $38.6 million and $4.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Restructuring expenses incurred in 2014 related to severance expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to new as well as previously announced actions. During 2013 and 2012, the Company recorded $37.2 million and $3.1 million, respectively, of impairment expenses related to the Company's RTL facility in the Philippines. In January 2011, the Company learned of decreased RTL needs of a major customer and suspended

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

construction of the RTL facility. The Company conducted an impairment analysis at each reporting period on the mothballed assets. At the end of 2013, the Company's estimates of near-term, cyclical RTL demand decreased such that cash flows from the potential restart of the facility were weighted less in management's assessment of the most likely future operation of the site. The 2013 charge reduced the carrying value of these assets, primarily construction-in-progress, to their fair value at December 31, 2013.

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

Remaining restructuring expense for the Reconstituted Tobacco segment for the years ended December 31, 2013 and 2012 related to severance expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions.

The Filtration segment restructuring expenses were $0.4 million in 2014 and $0 in 2013 and 2012. The expenses incurred in 2014 related to severance expenses incurred during the acquisition of the assets from SNN in December 2014.

Additionally, the Company incurred $1.4 million in restructuring expenses related to accruals for severance expenses within supporting overhead departments during 2014 which were not allocated to a specific segment.

Restructuring liabilities were classified within Accrued expenses in each of the consolidated balance sheets as of December 31, 2014 and 2013. Changes in the restructuring liabilities, substantially all of which are employee-related, are summarized as follows ($ in millions):

	2014	2013
Balance at beginning of year	$4.7	$3.4
Accruals for announced programs	11.2	3.9
Cash payments	(6.3)	(2.7)
Exchange rate impacts	(0.9)	0.1
Balance at end of period	$8.7	$4.7

Note 12. Debt

Total debt is summarized in the following table ($ in millions):

	December 31, 2014	December 31, 2013
Revolving Credit Agreement - U.S. dollar borrowings	$354.0	$367.7
Revolving Credit Agreement - euro borrowings	71.1	—
French Employee Profit Sharing	14.6	15.8
Bank Overdrafts	0.4	1.7
Other	—	0.2
Total Debt	440.1	385.4
Less: Current debt	(2.9)	(4.2)
Long-Term Debt	$437.2	$381.2

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Agreement

In December 2013, the Company amended and restated its unsecured revolving credit facility, or Credit Agreement. The five-year revolving Credit Agreement provides for borrowing capacity of $500.0 million in either U.S. Dollars or a $300.0 million equivalent sublimit in euros with an option to increase borrowing capacity by $200 million. The Credit Agreement contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.00 and (b) a minimum interest coverage ratio of 3.50. The Company was in compliance with all of its covenants under the Credit Agreement at December 31, 2014.

Under the Credit Agreement, interest rates are based on the London Interbank Offered Rate plus an applicable margin that varies from 1.25% to 2.00% depending on the Net Debt to EBITDA Ratio, as defined in the Credit Agreement.  The Company will incur commitment fees at an annual rate of 0.20% to 0.30% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to EBITDA Ratio. As of December 31, 2014, the applicable interest rate on Credit Agreement borrowings was 1.48% on US Dollar borrowings and 1.55% on Euro borrowings. The balance of the facility is due upon maturity in December 2018.

French Employee Profit Sharing

At both December 31, 2014 and 2013, long-term debt other than the Credit Agreement primarily consisted of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended to be invested in a financial institution or with their respective employer. To the extent that funds are invested with the Company, these amounts bear interest at 2.28% and 2.43% at December 31, 2014 and 2013, respectively, and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

Bank Overdrafts and Other

The Company also had bank overdraft facilities of $30.8 million and $28.3 million, at December 31, 2014 and 2013, respectively, of which $0.4 million and $1.7 million were outstanding at December 31, 2014 and 2013, respectively, and reported as current debt on the consolidated balance sheet. Interest is incurred on outstanding amounts at market rates and was 0.55% and 0.74%, respectively, at December 31, 2014 and 2013. No commitment fees are paid on the unused portion of these facilities.

Other debt consists of non-interest bearing debt with deferred capital repayment from governmental and commercial institutions primarily related to environmental capital improvements.

Rate Swap Agreement

The Company maintained a forward interest rate swap agreement on a portion of its long-term debt as of December 31, 2014 that will fix the LIBOR rate on $50.0 million of the Company's variable-rate long-term debt as of October 2014 at a predetermined rate plus a credit spread through the end of October 2018. The impact of swap agreements on the consolidated financial statements was not material for the years ended December 31, 2014 and 2013. See Note 13. Derivatives for more information.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal Repayments

Under the Credit Agreement, the Company selects an "interest period" for each of its borrowings. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company expects to continue to file notices of continuation related to its borrowings outstanding at December 31, 2014 such that those amounts are not expected to be repaid prior to the December 2018 expiration of the Credit Agreement. Following are the expected maturities for the Company's debt obligations as of December 31, 2014 ($ in millions):

2015	$2.9
2016	3.0
2017	2.9
2018	428.5
2019	2.8
Thereafter	—
Total	$440.1

Fair Value of Debt

At December 31, 2014 and 2013, the estimated fair values of the Company's current and long-term debt approximated the respective carrying amounts since the interest rates were variable and based on current market indices.

Note 13. Derivatives

In the normal course of business, the Company is exposed to foreign currency exchange rate risk and interest rate risk on its variable-rate debt. To manage these risks, the Company utilizes a variety of practices including, where considered appropriate, derivative instruments. The Company has no derivative instruments for trading or speculative purposes nor any derivatives with credit risk-related contingent features. All derivative instruments used by the Company are either exchange traded or are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. The fair values of the Company's derivative instruments are determined using observable inputs and are considered Level 2 assets or liabilities.

The Company utilizes currency forward, swap and, to a lesser extent, option contracts to selectively hedge its exposure to foreign currency risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes. We designate certain of our foreign currency hedges as cash flow hedges. Changes in the fair value of cash flow hedges are reported as a component of other comprehensive income (loss) and reclassified into earnings when the forecasted transaction affects earnings. For foreign exchange contracts not designated as cash flow hedges, changes in the contracts' fair value are recorded to net income each period.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2014 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$0.4	Accrued Expenses	$4.8
Foreign exchange contracts	Other Assets	—	Other Liabilities	4.0
Interest rate contracts	Other Assets	—	Other Liabilities	0.5
Total derivatives designated as hedges		$0.4		$9.3

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

The following table provides the effect derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	(Loss) Gain Recognized in AOCI on Derivatives, Net of Tax for the Year Ended December 31,			Location of Reclassification	(Loss) Gain Reclassified from AOCI
	2014	2013	2012		2014	2013	2012
Foreign exchange contracts	$0.5	$(7.0)	$(1.8)	Net Sales	$(4.6)	$(0.4)	$1.4
Interest rate contracts	(0.7)	0.3	—	Interest Expense	—	—	—
Total	$(0.2)	$(6.7)	$(1.8)	Total	$(4.6)	$(0.4)	$1.4

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the years ended December 31, 2014, 2013 or 2012.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of Gain / (Loss) Recognized in Other Income / Expense
	2014	2013	2012
Interest rate contracts	$—	$—	$(0.1)
Foreign exchange contracts	(0.7)	(0.1)	(1.0)
Total	$(0.7)	$(0.1)	$(1.1)

Note 14. Accrued Expenses

Accrued expenses consisted of the following ($ in millions):

	December 31,
	2014	2013
Accrued salaries, wages and employee benefits	$26.9	$49.0
Other accrued expenses	48.9	43.7
Total	$75.8	$92.7

Note 15. Income Taxes

An analysis of the provision (benefit) for income taxes from continuing operations follows ($ in millions):

	For the Years Ended December 31,
	2014	2013	2012
Current income taxes:
U.S. Federal	$6.6	$13.6	$16.2
U.S. State	0.6	0.9	1.5
Foreign	10.0	21.2	18.7
	17.2	35.7	36.4
Deferred income taxes:
U.S. Federal	3.0	(0.2)	(4.6)
U.S. State	(0.8)	—	(0.4)
Foreign	1.1	17.5	18.1
	3.3	17.3	13.1
Total	$20.5	$53.0	$49.5

Income from continuing operations before income taxes and income from equity affiliates included income of $77.2 million in 2014, $70.0 million in 2013, and $104.4 million in 2012 from operations outside the United States.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision for income taxes is as follows ($ in millions):

	For the Years Ended December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$37.9	35.0%	$44.7	35.0%	$52.4	35.0%
Foreign income tax rate differential	(16.1)	(14.9)	8.2	6.4	(4.5)	(3.0)
Tax effect of foreign legal structure	(0.4)	(0.4)	—	—	—	—
Domestic production deduction	(1.0)	(0.9)	(0.9)	(0.7)	(1.0)	(0.7)
Adjustments to valuation allowances	0.4	0.4	1.2	0.9	—	—
French business tax classified as income tax	1.7	1.6	2.2	1.7	2.4	1.6
Other foreign taxes, net	(0.6)	(0.6)	(1.4)	(1.1)	(0.7)	(0.5)
Other, net	(1.4)	(1.3)	(1.0)	(0.7)	0.9	0.7
Provision for income taxes	$20.5	18.9%	$53.0	41.5%	$49.5	33.1%

The decrease in our 2014 effective tax rate reflects the change in our geographic mix of earnings with a concentration of earnings from lower taxed jurisdictions. The lower rate was also driven primarily by global asset realignment actions taken during the early part of 2014 to improve the Company's use of critical assets along with a reorganization of foreign operations under a new holding company structure. The 2013 and 2012 foreign income tax rate differential includes the effect of not recognizing the tax benefits of a tax holiday at the RTL Philippines facility attributable to asset impairment charges. The amount of unrecognized tax benefits was $13.4 million and $2.0 million during the years ended December 31, 2013 and 2012, respectively. The RTL Philippines tax holiday expired in December 2013. The effect of not recognizing a tax benefit due to the tax holiday on net income per share (diluted) was $0.43 and $0.06 for 2013 and 2012, respectively. During 2013, the Company increased its valuation allowances by $1.2 million primarily attributed to partially reserving the net deferred tax assets in Poland due to the change in tax status for that entity in early 2014.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred income tax assets (liabilities) were comprised of the following ($ in millions):

	December 31,
Current deferred income tax assets attributable to:	2014	2013
Inventories	$0.6	$(1.0)
Postretirement and other employee benefits	3.1	1.9
Other accrued liabilities	4.3	6.0
Valuation allowances	(0.7)	(3.0)
Foreign tax incentives	—	2.3
Other	1.9	3.9
Net current deferred income tax assets	$9.2	$10.1
Noncurrent deferred income tax assets attributable to:
Operating loss carryforwards	$17.7	$8.8
Tax credit carryforwards	—	—
Postretirement and other employee benefits	0.3	—
Accumulated depreciation, amortization and impairment	10.8	—
Valuation allowances	(28.7)	(9.8)
Other	(0.1)	1.0
Net noncurrent deferred income tax assets	$—	$—
Noncurrent deferred income tax liabilities attributable to:
Accumulated depreciation and amortization	$(70.3)	$(74.3)
Operating loss carryforwards	8.9	14.3
Valuation allowance	(7.8)	(7.5)
Postretirement and other employee benefits	16.2	13.1
Basis difference of acquired intangible assets	(22.1)	(29.9)
Other	3.7	3.4
Net noncurrent deferred income tax liabilities	$(71.4)	$(80.9)

Net deferred tax assets in Brazil, the Philippines and Spain tax jurisdictions are fully reserved by valuation allowances. Total gross deferred income tax assets were $90.1 million and $43.1 million at December 31, 2014 and 2013, respectively. Total gross deferred income tax liabilities were $152.3 million and $113.9 million at December 31, 2014 and 2013, respectively.

The net operating loss carryforward balances, or NOLs, were primarily generated due to operating losses incurred in Brazil and as a result of lower operating earnings together with substantial restructuring expenses incurred in Brazil and France. Also, NOLs had been generated since 2003 by the SMH tax group in France and by SM-Spain since its formation in 1997.

As of December 31, 2014 the Company had approximately $97.5 million of operating loss carryforwards available to reduce future taxable income. Under current tax laws, remaining NOLs in France, Spain and Brazil carry forward indefinitely and NOLs in the Philippines expire 3 years subsequent to year generated. NOLs of approximately $18.4 million in the Philippines will expire from 2015 through 2017 and NOLs in the United States totaling $11.7 million related to various states will expire from 2022 through 2032 if not utilized against taxable income. The remaining $3.3 million, $20.7 million, and $43.4 million of NOLs are related to France, Brazil and Spain, respectively, and have no expiration date.

The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards for certain entities. The valuation allowance on deferred tax assets associated with NOLs in Spain totaled $12.2 million as of December 31, 2014, fully reserving the related deferred tax asset. The valuation allowances in Brazil and the Philippines totaled $7.9 million and $16.5 million,

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively, fully reserving the net deferred tax asset balances. The Company's assumptions, judgments and estimates relative to the valuation of these net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount and category of future taxable income and tax planning strategies. Actual future operating results and the underlying amount and category of income in future periods could differ from the Company's current assumptions, judgments and estimates. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets, including the deferred tax assets associated with the NOLs in France.

The following table summarizes the activity related to the Company's unrecognized tax benefits related to income taxes ($ in millions):

December 31, 2014
Uncertain tax position balance at beginning of year	$1.8
Increases related to current year tax positions	—
Uncertain tax position balance at end of year	$1.8

All unrecognized tax positions would impact the Company's effective tax rate if recognized. The Company's policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement. There were no material income tax penalties or interest accrued during the years ended December 31, 2014, 2013 or 2012.

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

French Pension Benefits

In France, employees are covered under a government-administered program. In addition, the Company's French operations sponsor retirement indemnity plans, which pay a lump sum retirement benefit to all of its permanent employees who retire. In addition, the Company's French operations sponsor a supplemental executive pension plan. Plan assets are principally invested in the general asset portfolio of a French insurance company.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. and French Pension and U.S. Other Postretirement Benefit Disclosures

The U.S. pension and OPEB plans and French pension plans accounted for the majority of the Company's total plan assets and total ABO at December 31, 2014 for the Company and all of its consolidated subsidiaries.

The Company uses a measurement date of December 31 for its pension plans in the United States and France and other postretirement healthcare and life insurance benefit plans in the United States. The funded status of these plans as of December 31, 2014 and 2013 was as follows ($ in millions):

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2014	2013	2014	2013	2014	2013
Change in Projected Benefit Obligation, or PBO:
PBO at beginning of year	$121.6	$132.6	$37.7	$33.6	$2.8	$5.4
Service cost	—	—	1.3	1.3	—	0.1
Interest cost	5.6	5.1	0.8	0.8	0.1	0.1
Actuarial (gain) loss	14.6	(8.8)	4.4	2.6	(0.1)	(0.7)
Participant contributions	—	—	—	—	0.2	0.3
Plan amendment	(2.1)	—	—	—	(0.6)	(1.7)
Gross benefits paid	(7.3)	(7.3)	(1.7)	(2.0)	(0.6)	(0.7)
Currency translation effect	—	—	(5.2)	1.4	—	—
PBO at end of year	$132.4	$121.6	$37.3	$37.7	$1.8	$2.8
Change in Plan Assets:
Fair value of plan assets at beginning of year	126.0	120.4	12.3	13.4	—	—
Actual return on plan assets	12.3	12.2	0.5	(0.4)	—	—
Employer contributions	—	0.7	1.0	0.8	0.4	0.4
Participant contributions	—	—	—	—	0.2	0.3
Plan amendment	(2.1)	—	—	—	—	—
Gross benefits paid	(7.3)	(7.3)	(2.2)	(2.0)	(0.6)	(0.7)
Currency translation effect	—	—	(1.4)	0.5	—	—
Fair value of plan assets at end of year	$128.9	$126.0	$10.2	$12.3	$—	$—
Funded status at end of year	$(3.5)	$4.4	$(27.1)	$(25.4)	$(1.8)	$(2.8)

The PBO and Accumulated Benefit Obligations (ABO) exceeded the fair value of pension plan assets for the Company's French defined benefit pension plans as of December 31, 2014 and 2013 and U.S. defined benefit plan as of December 31, 2014 as follows ($ in millions):

	United States		France
	2014	2013	2014	2013
PBO	$132.4	$121.6	$37.3	$37.7
ABO	132.4	121.6	32.2	31.2
Fair value of plan assets	128.9	126.0	10.2	12.3

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, the pre-tax amounts in accumulated other comprehensive income that have not been recognized as components of net periodic benefit cost for the U.S. and French pension plans and other postretirement benefit plans in the United States are as follows ($ in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Accumulated loss	$42.1	$19.0	$1.0
Prior service credit	—	(4.4)	(1.1)
Accumulated other comprehensive loss (income)	$42.1	$14.6	$(0.1)

The amounts in accumulated other comprehensive loss at December 31, 2014, which are expected to be recognized as components of U.S. and French net periodic benefit cost in 2015 are as follows ($ in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Amortization of accumulated loss	$(5.5)	$(1.5)	$(0.3)
Amortization of prior service credit	—	0.3	0.6
Total	$(5.5)	$(1.2)	$0.3

Actuarial assumptions are used to determine the Company's benefit obligations. The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle pension obligations. The discount rate fluctuates from year to year based on current market interest rates for high-quality, fixed-income investments. The Company also evaluates the expected average duration of its pension obligations in determining its discount rate. An assumed long-term rate of compensation increase is also used to determine the PBO. The weighted average assumptions used to determine benefit obligations as of December 31, 2014 and 2013 were as follows:

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2014	2013	2014	2013	2014	2013
Discount rate	3.94%	4.78%	1.17%	2.38%	3.82%	4.30%
Rate of compensation increase	—%	—%	1.90%	2.50%	3.50%	3.50%

The U.S. postretirement healthcare plan provides for benefits to be limited to a cost ceiling which has already been reached. Therefore, no increases in the health care cost trend rates are included in the measurement of the plan's benefit obligation.

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the years ended December 31, 2014, 2013 and 2012 were as follows ($ in millions):

	U.S. Pension Benefits			French Pension Benefits			U.S. OPEB Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$—	$—	$—	$1.3	$1.3	$0.9	$—	$0.1	$0.1
Interest cost	5.6	5.1	5.5	0.8	0.8	1.0	0.1	0.1	0.4
Expected return on plan assets	(7.4)	(7.1)	(7.6)	(0.4)	(0.4)	(0.6)	—	—	—
Amortizations and other	4.2	6.7	5.9	0.7	0.5	0.4	(0.5)	(0.7)	(0.3)
Curtailment benefit	—	—	—	—	—	—	(2.7)	(3.2)	—
Net periodic benefit cost	$2.4	$4.7	$3.8	$2.4	$2.2	$1.7	$(3.1)	$(3.7)	$0.2

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Pension Benefits						OPEB Benefits
	United States			France			United States
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.78%	4.00%	4.50%	1.17%	2.38%	4.40%	4.02%	3.25%	4.50%
Expected long-term rate of return on plan assets	6.48%	6.50%	7.00%	3.00%	3.25%	3.25%	—	—	—
Rate of compensation increase	—	—	—%	1.90%	2.50%	2.50%	3.50%	3.50%	3.50%

The Company's investment strategy with respect to its U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure the plans' fiscal health. The target asset allocation varies based on the funded status of the plan in an effort to match the duration of the plan's liabilities to investments in long duration fixed income assets over time. The Company's investments under the French pension plans are primarily invested as directed by governmental authorities, their contracted providers or the participants without direction from the Company. The primary goal of the Company's pension plans is to maintain the highest probability of assuring future benefit payments to participants while providing growth of capital in real terms. To achieve this goal, the investment philosophy is to protect plan assets from large investment losses, particularly over time, while steadily growing the assets in a prudent manner. While there cannot be complete assurance that the objectives will be realized, the Company believes that the likelihood of realizing the objectives are reasonable based upon this investment philosophy. The Company has an investment committee that meets on a periodic basis to review the portfolio returns and to determine asset mix targets. The U.S. and French pension plans' asset target allocations by asset category for 2015 and actual allocations by asset category at December 31, 2014 and 2013 were as follows:

	United States			France
	2015 Target	2014	2013	2014	2013
Asset Category
Cash and cash equivalents	1%	1%	3%	11%	25%
Equity securities*
Domestic Large Cap	8	5	25	17	19
Domestic Small Cap	2	4	8
International	17	17	12
Fixed income securities	67	68	47	71	55
Alternative investments**	5	5	5	1	1
Total	100%	100%	100%	100%	100%

*	None of the Company's pension plan assets are targeted for investment in SWM stock, except that it is possible that one or more mutual funds held by the plan could hold shares of SWM.

**	Investments in this category under the U.S. pension plan only may include hedge funds, and may include real estate under the French pension plan.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth by level, within the fair value hierarchy, the U.S. and French pension plans' assets at fair value as of December 31, 2014 ($ in millions):

	United States				France
Plan Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2
Cash equivalents	$1.1	$1.1	$—	$—	$1.1	$1.1	$—
Equity securities
Domestic Large Cap	7.2	—	7.2	—	1.7	1.7	—
Domestic Small Cap	5.5	—	5.5	—	—	—	—
International	21.3	—	21.3	—	—	—	—
Fixed income securities	87.0	—	87.0	—	7.3	—	7.3
Alternative investments*	6.8	—	—	6.8	0.1	—	0.1
Total	$128.9	$1.1	$121.0	$6.8	$10.2	$2.8	$7.4

The following table sets forth by level, within the fair value hierarchy, the U.S. and French pension plans' assets at fair value as of December 31, 2013 ($ in millions):

	United States				France
Plan Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2
Cash equivalents	$3.6	$3.6	$—	$—	$3.1	$3.1	$—
Equity securities
Domestic Large Cap	31.1	31.1	—	—	2.3	2.3	—
Domestic Small Cap	10.1	10.1	—	—	—	—	—
International	15.2	10.0	5.2	—	—	—	—
Fixed income securities	59.6	59.6	—	—	6.8	—	6.8
Alternative investments*	6.4	—	—	6.4	0.1	—	0.1
Total	$126.0	$114.4	$5.2	$6.4	$12.3	$5.4	$6.9

*    Alternative investments include ownership interests in shares of registered investment companies.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Values for Level 3 assets may be determined through appraisals and models for illiquid assets. The following table shows the changes in Level 3 asset values ($ in millions):

U.S. Level 3 Asset Reconciliation	Alternative Investments Total
Beginning balance, January 1, 2012	$6.0
Realized and unrealized gains	0.6
Purchases	—
Sales	(0.2)
Ending balance, December 31, 2013	6.4
Realized and unrealized gains	0.5
Purchases	—
Sales	(0.1)
Ending balance, December 31, 2014	$6.8

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

	United States		France
	Pension Benefits	Healthcare and Life Insurance Benefits	Pension Benefits
2015	$8.0	$0.4	$1.8
2016	8.0	0.3	1.8
2017	8.1	0.2	4.0
2018	8.3	0.1	1.2
2019	8.3	0.1	2.5
2020 - 2024	41.7	0.4	7.7

The Company is not required to contribute during 2015 to its U.S. and French pension plans; although, it may make discretionary contributions dependent on market conditions to remain aligned with its investment policy statement.

Other Foreign Pension Benefits

In Brazil and Poland, employees are covered under government-administered programs. In Poland and Canada, the employee pension benefits are not significant and therefore are not included in the above disclosures.

Other Benefits

We sponsor a qualified defined contribution plan covering substantially all U.S. employees. Under the plan, the Company matches a portion of employee contributions. The Company's cost under the plan was $2.0 million, $1.8 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company provides U.S. executives, certain other key personnel and its directors the opportunity to participate in deferred compensation plans. Participating employees can elect to defer a portion of their salaries and certain other compensation. Participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as deferred stock unit credits. The Company's liability balance under these deferred compensation plans totaled $13.1 million and $13.4 million at December 31, 2014 and 2013, respectively, which were included in the consolidated balance sheet in other liabilities. In connection with these plans, the Company has a grantor trust into

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which it has contributed funds toward its future obligations under the various plans (See Note 10, Other Assets). The balance of grantor trust assets totaled $10.3 million and $10.0 million at December 31, 2014 and 2013, respectively, which were included in other assets in the consolidated balance sheets. These assets are restricted from Company use until all obligations are satisfied.

In accordance with French law, certain salaried employees in France may accumulate unused regular vacation and supplemental hours of paid leave that can be credited to an individual's Compte Epargne Temps, or CET. The CET account may grow over an individual's career and the hours accumulated may be withdrawn upon retirement or under other special circumstances at the individual's then current rate of pay. The balance of the Company's liability for this program reflected in the accompanying consolidated balance sheets in other liabilities was $8.1 million and $8.9 million at December 31, 2014 and 2013, respectively.

Note 17. Stockholders' Equity

Restricted Stock Plan

The Company's Restricted Stock Plan, or RSP, is intended to promote the Company's long-term financial success by attracting and retaining outstanding executive personnel and to motivate such personnel by means of restricted stock grants. The Compensation Committee of the Company's Board of Directors selects participants and establishes the terms of any grant of restricted stock. The Company's RSP provides that issuance of restricted stock immediately transfers ownership rights in shares of its Common Stock to the recipient of the grant, including the right to vote the shares and to receive dividends thereon. The recipient's continued ownership of and right to freely transfer the restricted stock is subject to such conditions on transferability and to such risks of forfeiture as are established by the Compensation Committee at the time of the grant, which may include continued employment with the Company for a defined period, achievement of specified management performance objectives or other conditions established by the Compensation Committee. The number of shares, which may be issued under this RSP, is limited to 2,000,000 shares. No single participant may be awarded, in the aggregate, more than 50% of the shares authorized to be issued under the RSP.

As of December 31, 2014, 1,226,112 restricted shares had been issued under the RSP of which 366,363 shares of issued restricted stock were not yet vested and for which $2.8 million in unrecognized compensation expense is expected to be recognized over a weighted average period of 2.0 years. The following table presents restricted stock activity for the years 2014, 2013 and 2012:

	2014		2013		2012
	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant
Nonvested restricted shares outstanding at January 1	318,561	$35.82	433,382	$18.94	359,306	$13.79
Granted	201,680	39.55	274,172	36.47	137,026	29.56
Forfeited	(675)	48.68	(42,711)	33.71	—	—
Vested	(153,203)	34.89	(346,282)	15.33	(62,950)	12.84
Nonvested restricted shares outstanding at December 31	366,363	$38.24	318,561	$35.82	433,382	$18.94

Restricted Stock Plan Performance Based Shares

During 2014, the Company recognized $1.1 million for 43,842 shares earned under the 2014-2015 award opportunity and $3.1 million of compensation expense earned under the 2013-2014 award opportunity. During 2013 and 2012, the Company recognized $2.9 million and $6.2 million, respectively, of compensation expense for 159,940 and 177,034 shares, respectively, earned under the 2013-2014 and 2012-2013 award opportunities under the Restricted Stock Plan, with an offsetting credit to additional paid-in capital.

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

Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. Potential common shares during the respective periods are those related to dilutive stock-based compensation, including long-term share-based incentive compensation, stock options outstanding, and directors' accumulated deferred stock compensation which may be received by the directors in the form of stock or cash. A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net income per share follows ($ in millions, shares in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Numerator (basic and diluted):
Net income	$89.7	$76.1	$79.8
Less: Dividends paid to participating securities	(0.3)	(0.2)	(0.2)
Less: Undistributed earnings available to participating securities	(0.5)	(0.4)	(0.9)
Undistributed and distributed earnings available to common stockholders	$88.9	$75.5	$78.7

Denominator:
Average number of common shares outstanding	30,238.0	31,056.7	30,986.2
Effect of dilutive stock-based compensation	118.5	181.6	355.7
Average number of common and potential common shares outstanding	30,356.5	31,238.3	31,341.9

There were no anti-dilutive stock options during the years ended December 31, 2014, 2013 or 2012.

Note 18. Commitments and Contingencies

Leases

Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2014 are as follows ($ in millions):

2015	$2.9
2016	2.8
2017	2.1
2018	1.6
2019	1.5
Thereafter	0.5
Total	$11.4

Rental expense under operating leases was $6.1 million during 2014, $5.3 million during 2013 and $5.3 million during 2012.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Commitments

The Paper segment has minimum purchase agreements during 2015 for flax fiber of approximately $3 million. The Paper segment's PdM mill has a minimum annual commitment of approximately $2 million per year for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $18 million through 2024. Future purchases are expected to be at levels that exceed such minimum levels under these contracts.

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

The Paper segment's Brazilian mill, SWM-B, has an agreement for the transmission and distribution of energy that covers all of the mill's consumption of electrical energy valued at approximately $4 million annually through 2015. The French mills have contracts for natural gas to be distributed to and consumed at PdM, LTRI and St. Girons. The value of the natural gas and distribution to be provided under these contracts is estimated at approximately $16 million in 2015.

The Company has certain other letters of credit, guarantees and surety bonds outstanding at December 31, 2014, which are not material either individually or in the aggregate.

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

Both Raw Materials Assessments are presently on appeal in separate chambers of the Federal Supreme Court of Brazil. SWM-B won a favorable ruling in both assessments at the first level, then lost Assessment 1 on appeal and won Assessment 2 on appeal. Assessment 1 is before the court on SWM-B's appeal of a procedural question which, if decided favorably, would invalidate Assessment 1. If decided against SWM-B, the lower court would be notified to send the

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

case records to the Federal Supreme Court for a decision on the merits.  Assessment 2 is before the Federal Supreme Court of Brazil on the State's appeal on the merits and will be finally decided by the action of the chamber of the court hearing the matter, unless there is a prior decision by a chamber of the Federal Supreme Court on Assessment 1 that is in contradiction, in which case the conflict between the rulings of the different chambers would be decided by the Federal Supreme Court sitting as a whole.  No docket entry has been made yet regarding argument on either assessment.   Based on the foreign currency exchange rate at December 31, 2014, the Raw Materials Assessment totaled approximately $38 million, of which approximately $17 million is covered by the above-discussed indemnification.

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

SWM-B's challenges to the first two Electricity Assessments were unsuccessful at the first administrative level, but different appeals chambers of the Conselho de Contribuintes have reached different conclusions about the assessments. On the first electricity assessment, one chamber of the Conselho de Contribuintes recognized that SWM-B is an electricity-intensive consumer but denied applicability of the tax deferral resolution. On the second electricity assessment, a different chamber of the Conselho de Contribuintes recognized that SWM-B is an electricity-intensive consumer and agreed that the tax deferral resolution applies. In October and November 2014, the full administrative council of the Conselho de Contribuintes announced a decision against SWM-B in both the first and second electricity assessments. The first and second electricity assessment totaled approximately $14.0 million as of December 31, 2014. SWM-B intends to challenge the ruling in court proceedings if the full administrative council's decision becomes final. SWM-B's challenge to the third electricity assessment is pending at the first administrative level (Junta de Revisão Fiscal). Based on the foreign currency exchange rate at December 31, 2014, the electricity assessments totaled approximately $18.0 million.

SWM-B believes that both the Raw Materials Assessments and the Electricity Assessments will ultimately be resolved in its favor. No liability has been recorded in our consolidated financial statements for these assessments based on our evaluation of these matters under the facts and law as presently understood. The Company can give no assurance as to the ultimate outcome of such proceedings.

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

The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States, France, Poland, Brazil, China and Canada. For these purposes, the Company incurred total capital expenditures of $1.4 million in 2014, and expects to incur less than $2.0 million in each of 2015 and 2016, of which no material amount is the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on its financial condition or results of operations.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indemnification Matters

In connection with its spin-off from Kimberly-Clark in 1995, the Company undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to it that were not identified as excluded liabilities in the related agreements. As of December 31, 2014, there are no claims pending under this indemnification that the Company deems to be material.

General Matters

In the ordinary course of conducting business activities, the Company and its subsidiaries become involved in certain other judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured regulatory, employment, intellectual property, general and commercial liability, environmental and other matters. At this time, the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial condition, results of operations or cash flows. However, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial condition, results of operations or cash flows.

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

($ in millions)	Net Sales
	For the Years Ended December 31,
	2014		2013		2012
Paper	$496.3	62.5%	$543.4	70.3%	$545.0	70.0%
Reconstituted Tobacco	170.6	21.5	225.2	29.1	233.5	30.0
Filtration	127.4	16.0	4.2	0.6	—	—
Total Consolidated	$794.3	100.0%	$772.8	100.0%	$778.5	100.0%

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions)	Operating Profit
	For the Years Ended December 31,
	2014		2013		2012
Paper	$74.5	70.2%	$102.5	82.1%	$84.4	55.7%
Reconstituted Tobacco	50.0	47.1	46.4	37.1	90.3	59.5
Filtration	10.2	9.6	(1.1)	(0.9)	—	—
Unallocated	(28.6)	(26.9)	(22.9)	(18.3)	(23.0)	(15.2)
Total Consolidated	$106.1	100.0%	$124.9	100.0%	$151.7	100.0%

($ in millions)	Segment Assets
	December 31, 2014	December 31, 2013
Paper	$425.6	$462.4
Reconstituted Tobacco	186.3	411.4
Filtration	319.5	286.3
Unallocated	255.2	66.7
Consolidated	$1,186.6	$1,226.8

($ in millions)	Capital Spending			Depreciation
	2014	2013	2012	2014	2013	2012
Paper	$20.3	$19.8	$19.8	$20.9	$20.0	$20.0
Reconstituted Tobacco	5.8	8.6	7.4	10.1	10.5	10.0
Filtration	8.7	0.7	—	3.9	0.1	—
Unallocated	0.3	—	—	0.4	0.5	0.8
Consolidated	$35.1	$29.1	$27.2	$35.3	$31.1	$30.8

Information about Geographic Areas

Long-lived assets by geographic area, excluding deferred income tax assets and certain other deferred charges, as of year-end were as follows ($ in millions):

	Long-Lived Assets
	2014	2013
United States	$75.5	$86.8
France	187.2	210.2
The Philippines	30.8	31.5
Brazil	27.8	35.1
Poland	29.0	32.8
Other foreign countries	15.5	3.6

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the geographic disclosure in the following table, net sales are attributed to geographic locations based on the location of the Company's direct customers ($ in millions):

	Net Sales
	2014	2013	2012
Europe and the former Commonwealth of Independent States	$304.6	$343.0	$349.4
United States	263.7	223.1	227.2
Asia/Pacific (including China)	125.3	113.6	107.4
Latin America	54.9	49.6	54.2
Other foreign countries	45.8	43.5	40.3
Consolidated	$794.3	$772.8	$778.5

Note 20. Major Customers

Philip Morris-USA, Philip Morris International, or PMI, British American Tobacco, or BAT, and Japan Tobacco Inc. together with their respective affiliates and designated converters, each accounted for 10% or more of the Company's consolidated net sales for each of the periods presented and together accounted for 46%, 57% and 55% of the Company's 2014, 2013 and 2012 consolidated net sales, respectively. The loss of one or more such customers, or a significant reduction in one or more of these customers' purchases, could have a material adverse effect on the Company's results of operations.

Philip Morris-USA, PMI, BAT and Japan Tobacco Inc., together with their respective affiliates and designated converters accounted for 29% and 25% of consolidated accounts receivable at December 31, 2014 and 2013, respectively.

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

Note 21. Supplemental Disclosures

Analysis of Allowances for Doubtful Accounts:
($ in millions)

	For the Years Ended December 31,
	2014	2013	2012
Allowance for doubtful accounts
Beginning balance	$0.4	$0.7	$0.7
Bad debt expense	0.3	—	0.1
Write-offs and discounts	(0.4)	(0.2)	(0.1)
Currency translation	—	(0.1)	—
Ending balance	$0.3	$0.4	$0.7

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information
($ in millions)

	For the Years Ended December 31,
	2014	2013	2012
Interest paid	$6.0	$2.5	$2.6
Income taxes paid	17.6	69.8	33.7

	At December 31,
	2014	2013	2012
Capital spending in accounts payable and accrued liabilities	2.5	3.6	4.3

Note 22. Quarterly Financial Information (Unaudited)

The following tables summarize the Company's unaudited quarterly financial data for the years ended December 31, 2014 and 2013 ($ in millions, except per share amounts):

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$204.7	$203.6	$204.3	$181.7	$794.3
Gross Profit	57.6	59.2	52.9	49.1	218.8
Restructuring and Impairment Expense	0.1	3.2	3.3	6.5	13.1
Operating Profit (loss)	33.1	30.5	25.2	17.3	106.1
Income (loss) from continuing operations	23.2	25.0	23.1	18.4	89.7
(Loss) income from discontinued operations	—	—	(0.1)	0.1	—
Net Income (loss)	$23.2	$25.0	$23.0	$18.5	$89.7

Net Income (Loss) Per Share:
Income (loss) per share from continuing operations - basic	$0.75	$0.82	$0.76	$0.61	$2.94
(Loss) income per share from discontinued operations - basic	—	—	—	—	$—
Net Income (loss) per Share - Basic	$0.75	$0.82	$0.76	$0.61	$2.94

Income (loss) per share from continuing operations - diluted	$0.75	$0.81	$0.76	$0.61	$2.93
(Loss) income per share from discontinued operations - diluted	—	—	—	—	$—
Net Income (loss) per Share - Diluted	$0.75	$0.81	$0.76	$0.61	$2.93

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$194.5	$196.5	$185.3	$196.5	$772.8
Gross Profit	62.7	64.9	63.2	61.9	252.7
Restructuring and Impairment Expense	1.6	0.7	0.6	38.4	41.3
Operating Profit	41.7	42.1	41.8	(0.7)	124.9
Income from continuing operations	30.7	29.4	29.6	(11.2)	78.5
Loss from discontinued operations	(0.6)	(2.8)	(0.5)	1.5	(2.4)
Net Income	$30.1	$26.6	$29.1	$(9.7)	$76.1

Net Income Per Share:
Income per share from continuing operations - basic	$0.98	$0.94	$0.94	$(0.35)	$2.51
Loss per share from discontinued operations - basic	(0.02)	(0.09)	(0.01)	0.04	(0.08)
Net Income per Share - Basic	$0.96	$0.85	$0.93	$(0.31)	$2.43

Income per share from continuing operations - diluted	$0.98	$0.93	$0.93	$(0.35)	$2.49
Loss per share from discontinued operations - diluted	(0.02)	(0.09)	(0.01)	0.05	(0.07)
Net Income per Share - Diluted	$0.96	$0.84	$0.92	$(0.30)	$2.42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 27, 2015

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2014, was made under the supervision and with the participation of our management including our principal executive officer and principal financial officer. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on these criteria. As of December 31, 2014, we had no material weaknesses based on our tests using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included herein.

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. On December 2014, we acquired in two separate transactions certain assets from Pronamic Industries, Inc. and Smith & Nephew's Advanced Wound Management Division which were treated as business combinations in accordance with guidance provided by ASC 805. In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of December 31, 2014 did not include the internal control over financial reporting of these acquired operations. Assets acquired in these transactions represented 2.3% of our total consolidated assets at December 31, 2014 and net sales generated by the acquired operations represented less than 0.1% of our consolidated net sales for the year ended December 31, 2014. From the acquisition date to December 31, 2014, the processes and systems of the acquired operations did not significantly impact our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the internal control over financial reporting of Schweitzer-Mauduit International, Inc. and subsidiaries (the "Company") as December 31, 2014 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal controls over financial reporting the businesses acquired from Pronamic Industries, Inc. and Smith & Nephew's Advanced Wound Management Division, which were both acquired in December 2014 and whose financial statements constitute 2.3% of total assets and less than 0.1% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal controls over financial reporting of the businesses acquired from Pronamic Industries, Inc. and Smith & Nephew's Advanced Wound Management Division. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Schweitzer-Mauduit International, Inc. and subsidiaries as of and for the year December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 27, 2015

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

Certain information called for by this Item is hereby incorporated by reference to the sections of our 2015 Proxy Statement captioned "Proposal One - Election of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance". Information with respect to our executive officers is set forth in Part I, Item 1 of this Form 10-K under the caption, "Executive Officers."

Item 11. Executive Compensation

The information in the section of the 2015 Proxy Statement captioned "Executive Compensation," including the item captioned "Compensation Discussion and Analysis," is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information, as of December 31, 2014, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
Outside Directors Stock Plan (1)	125,798
Restricted Stock Plan (2)	773,888
Total approved by stockholders	899,686
Equity compensation plans not approved by stockholders:	—
Grand Total	899,686

(1)    The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to our outside directors for payment of their retainer fees quarterly in advance. Director's retainer fees in 2014 consisted of $18,750 quarterly which are payable in our Common Stock. The number of shares issued each quarter is determined based on the then fair market value of the shares, which is determined in accordance with the plan at the closing price on the date one day prior to the date of distribution. Certain directors have elected to defer receipt of quarterly retainer fees under the terms of our Deferred Compensation Plan No. 2 for Non-Employee Directors, resulting in an accumulation of stock unit credits. The director has the option, upon retirement or earlier termination from the Board, to have these stock unit credits distributed in the form of our Common Stock or cash. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as Common Stock, although declared dividends create additional stock unit credits. As of December 31, 2014, deferred retainer fees have resulted in 85,805 accumulated stock unit credits, excluding credited dividends (102,698 accumulated stock unit credits including credited dividends).

(2)    The Restricted Stock Plan is described in Note 17, Stockholders' Equity, of the Notes to Consolidated Financial Statements in Part II, Item 8 herein. Shares awarded under the terms of this plan are subject to forfeiture and cannot be sold or otherwise transferred until fully vested or such restrictions are otherwise lifted. Such shares are deemed by us to be issued and outstanding and are subject to all other financial interests, including our declared dividends. As of December 31, 2014, 366,363 shares issued under this plan remained restricted.

The information in the sections of the 2015 Proxy Statement captioned "Stock Ownership" and "Proposal Two - Approval of 2015 Long-Term Incentive Plan" is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the sections of the 2015 Proxy Statement captioned "Corporate Governance," including the items captioned "Transactions with Related Persons" and "Board of Directors and Standing Committees Director Independence," is incorporated in this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information in the section of the 2015 Proxy Statement captioned "Proposal Three - Ratification of the Selection of Independent Registered Accounting Firm" is incorporated in this Item 14 by reference.

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

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended September 30, 2009).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 16, 2014).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000).
10.4	Outside Directors' Stock Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2009).**
10.5	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter ended June 30, 2014).**
10.6	Equity Participation Plan (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2000).**
10.7	Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2008).**
10.8.1	Deferred Compensation Plan (incorporated by reference to Exhibit 10.8.1 to Form 10-Q for the quarter ended March 31, 2000).**
10.8.2	Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.8.2 to Form 10-Q for the quarter ended March 31, 2000).**
10.9	Restricted Stock Plan (incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 2011).**
10.10	Supplemental Benefit Plan (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 2008).**
10.11.1	Executive Severance Plan (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 2008).**
10.11.2	2012 Executive Severance Plan (incorporated by reference to Exhibit 10.11.2 to Form 10-K for the year ended December 2011).**
10.11.3	2012 Executive Severance Plan Participation Agreement (incorporated by reference to Exhibit 10.11.3 to Form 10-K for the year ended December 2011).**
10.12
Agreement for the Supply of Natural Gas, dated October 5, 2006, by and among Papeteries de Mauduit S.A.S. and ENI S.p.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006).

10.13	Deferred Compensation Plan No. 2 for Non-Employee Directors. (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 2013).**
10.14	Deferred Compensation Plan No. 2. (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 2013).**

Exhibit Number	Exhibit
*10.15	Summary of Non-Management Director Compensation.**
*10.16	Summary of Executive Officer Compensation.**
10.17	Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2004).**
10.18	Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2004).**
10.19	Stock Option Agreement (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2004).**
10.20.1	Restricted Stock Agreement (Restricted Stock Plan - Cliff Vesting Shares) (incorporated by reference to Exhibit 10.20.1 to Form 10-K for the year ended December 2013).**
10.20.2	Restricted Stock Agreement (French Participants - Cliff Vesting) (incorporated by reference to Exhibit 10.20.2 to Form 10-K for the year ended December 2013).**
10.20.3	Restricted Stock Agreement (Restricted Stock Plan - Performance Share Award) (incorporated by reference to Exhibit 10.20.3 to Form 10-K for the year ended December 2013).**
10.20.4	Restricted Stock Agreement (French Participants - Performance Shares) (incorporated by reference to Exhibit 10.20.4 to Form 10-K for the year ended December 2013).**
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
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K

‡	These Section 906 certifications are not being incorporated by reference into the Form 10-K filing or otherwise deemed to be filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
By:
Dated:	February 27, 2015		/s/ Frédéric P. Villoutreix
Frédéric P. Villoutreix
Chairman of the Board and
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Frédéric P. Villoutreix	Chairman of the Board and	February 27, 2015
Frédéric P. Villoutreix	Chief Executive Officer (principal executive officer)

/s/ Jeffrey A. Cook	Executive Vice President, Chief Financial Officer	February 27, 2015
Jeffrey A. Cook	and Treasurer (principal financial officer)

/s/ Robert Cardin	Corporate Controller	February 27, 2015
Robert Cardin	(principal accounting officer)

*	Director	February 27, 2015
Claire L. Arnold

*	Director	February 27, 2015
K.C. Caldabaugh

*	Director	February 27, 2015
William A. Finn

*	Director	February 27, 2015
Heinrich Fischer

*	Director	February 27, 2015
John D. Rogers

*	Director	February 27, 2015
Anderson D. Warlick

*By:

/s/ Greerson McMullen		February 27, 2015
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

•
"Net debt to EBITDA ratio" is a financial measurement used in bank covenants where "Net Debt" is defined as consolidated total debt minus unrestricted cash and cash equivalents in excess of $15 million, and "EBITDA" is defined as net income plus the sum of interest expense, income tax expense, depreciation and amortization, non-cash restructuring and impairment charges less amortization of deferred revenue and interest in the earnings of equity affiliates to the extent such earnings are not distributed to the Company.

•	"Total debt to capital ratio" is total debt divided by the sum of total debt and total stockholders' equity.

•	"Net debt to equity ratio" is total debt less cash and cash equivalents, divided by stockholders' equity.

•	"Net operating working capital" is accounts receivable, inventory, income taxes receivable and prepaid expense, less accounts payable, accrued expenses and income taxes payable.

•	"Opacity" is a measure of the extent to which light is allowed to pass through a given material.

•	"Operating profit return on assets" is operating profit divided by average total assets.

•	"Plug wrap paper" wraps the outer layer of a cigarette filter and is used to hold the filter materials in a cylindrical form.

•	"Print banded cigarette paper" is a type of paper, used to produce lower ignition propensity cigarettes, with bands added to the paper during a printing process, subsequent to the papermaking process.

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