Form 10-Q
period 2015-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2015-05-06
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2015
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

The Company had 30,474,314 shares of common stock issued and outstanding as of May 6, 2015.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net Sales	$188.0	$204.7
Cost of products sold	136.6	147.1
Gross Profit	51.4	57.6

Selling expense	5.4	5.5
Research expense	3.3	4.1
General expense	16.2	14.8
Total nonmanufacturing expenses	24.9	24.4

Restructuring expense	4.0	0.1
Operating Profit	22.5	33.1
Interest expense	1.7	1.5
Other income, net	2.1	0.8
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	22.9	32.4

Provision for income taxes	5.5	9.8
Income from equity affiliates, net of income taxes	1.4	0.6
Income from Continuing Operations	18.8	23.2
Loss from Discontinued Operations	—	—
Net Income	$18.8	$23.2

Net Income per Share - Basic:
Income per share from continuing operations	$0.62	$0.75
Loss per share from discontinued operations	—	—
Net income per share – basic	$0.62	$0.75

Net Income per Share – Diluted:
Income per share from continuing operations	$0.61	$0.75
Loss per share from discontinued operations	—	—
Net income per share – diluted	$0.61	$0.75

Weighted Average Shares Outstanding:

Basic	30,178,300	30,665,900

Diluted	30,293,200	30,778,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net Income	$18.8	$23.2
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	(48.7)	(1.7)

Unrealized gains (losses) on derivative instruments	(7.0)	5.7
Less: Reclassification adjustment for gains (losses) on derivative instruments included in net income	(3.1)	(1.4)

Net gain from postretirement benefit plans	—	—
Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	(0.6)	0.8
Other Comprehensive (Loss) Income	(59.4)	3.4
Comprehensive (Loss) Income	$(40.6)	$26.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$267.3	$290.3
Accounts receivable, net	114.8	93.9
Inventories	100.2	108.4
Income taxes receivable	7.4	11.5
Current deferred income tax benefits	7.9	9.2
Other current assets	9.1	6.1
Total Current Assets	506.7	519.4

Property, Plant and Equipment, net	325.0	362.0
Investment in Equity Affiliates	69.0	67.8
Goodwill	124.5	125.5
Intangible Assets	87.7	89.3
Other Assets	21.2	22.6
Total Assets	$1,134.1	$1,186.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$3.2	$2.9
Accounts payable	42.9	44.8
Accrued expenses	78.3	75.8
Total Current Liabilities	124.4	123.5

Long-Term Debt	439.6	437.2
Pension and Other Postretirement Benefits	33.0	34.1
Deferred Income Tax Liabilities	66.4	71.4
Other Liabilities	36.0	31.4
Total Liabilities	699.4	697.6
Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 30,439,279 and 30,465,522 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	3.0	3.0
Additional paid-in-capital	50.6	49.8
Retained earnings	517.0	512.7
Accumulated other comprehensive loss, net of tax	(135.9)	(76.5)
Total Stockholders’ Equity	434.7	489.0
Total Liabilities and Stockholders’ Equity	$1,134.1	$1,186.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2013	31,423,427	$3.1	$43.3	$520.0	$(5.0)	$561.4
Net income				23.2		23.2
Other comprehensive loss, net of tax					3.4	3.4
Dividends declared ($0.36 per share)				(11.1)		(11.1)
Restricted stock issuances, net	198,180	—	—			—
Stock-based employee compensation expense			1.1			1.1
Excess tax benefits of stock-based employee compensation			0.6			0.6
Stock issued to directors as compensation	364	—	—			—
Purchases and retirement of common stock	(1,160,811)	(0.1)		(52.2)		(52.3)
Balance, March 31, 2014	30,461,160	$3.0	$45.0	$479.9	$(1.6)	$526.3

Balance, December 31, 2014	30,465,522	$3.0	$49.8	$512.7	$(76.5)	$489.0
Net income				18.8		18.8
Other comprehensive income, net of tax					(59.4)	(59.4)
Dividends declared ($0.38 per share)				(11.6)		(11.6)
Restricted stock issuances, net	36,091	—	(0.6)			(0.6)
Stock-based employee compensation expense			1.0			1.0
Excess tax benefits of stock-based employee compensation			0.4			0.4
Stock issued to directors as compensation	886	—	—			—
Purchases and retirement of common stock	(63,220)	—		(2.9)		(2.9)
Balance, March 31, 2015	30,439,279	$3.0	$50.6	$517.0	$(135.9)	$434.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Operating
Net income	$18.8	$23.2
Less: Loss from discontinued operations	—	—
Income from continuing operations	18.8	23.2
Non-cash items included in net income:
Depreciation and amortization	9.7	13.1
Restructuring-related impairment	0.7	—
Deferred income tax provision	0.9	1.6
Pension and other postretirement benefits	1.3	2.1
Stock-based compensation	1.0	1.1
Income from equity affiliates	(1.4)	(0.6)
Excess tax benefits of stock-based awards	(0.4)	(0.6)
Other items	0.5	(1.6)
Changes in operating working capital:
Accounts receivable	(25.9)	(18.3)
Inventories	0.2	(1.6)
Prepaid expenses	(0.2)	(1.5)
Accounts payable	4.3	2.3
Accrued expenses	(2.3)	(0.8)
Accrued income taxes	4.0	0.2
Net changes in operating working capital	(19.9)	(19.7)
Net cash provided by operating activities of:
- Continuing operations	11.2	18.6
- Discontinued operations	—	(0.3)
Net Cash Provided by Operations	11.2	18.3
Investing
Capital spending	(5.2)	(8.1)
Capitalized software costs	(0.2)	(0.1)
Acquisitions, net of cash acquired	—	(2.4)
Investment in equity affiliates	—	(3.3)
Other investing	1.5	2.3
Net Cash Used in Investing	(3.9)	(11.6)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Financing
Cash dividends paid to SWM stockholders	(11.6)	(11.1)
Changes in short-term debt	0.5	4.2
Proceeds from issuances of long-term debt	15.1	117.0
Payments on long-term debt	(3.1)	(58.8)
Purchases of common stock	(2.9)	(52.3)
Excess tax benefits of stock-based awards	0.4	0.6
Net Cash Used in Financing	(1.6)	(0.4)
Effect of exchange rate changes on cash and cash equivalents	(28.7)	(0.4)
Increase in cash and cash equivalents	(23.0)	5.9
Cash and cash equivalents at beginning of period	290.3	272.0
Cash and cash equivalents at end of period	$267.3	$277.9

Supplemental Cash Flow Disclosures
Cash paid for interest	$1.9	$1.2
Cash (recovered) paid for taxes, net	$(1.0)	$4.3
Capital Spending in accounts payable and accrued liabilities	$2.0	$1.6

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

We conduct business in over 90 countries and operate 17 production locations worldwide, with facilities in the United States, United Kingdom, Canada, France, Luxembourg, Russia, Spain, Brazil, China and Poland. We also have a 50% equity interest in two joint ventures in China: China Tobacco Mauduit (Jiangmen) Paper Industry Ltd., or CTM, which produces cigarette and porous plug wrap papers, and China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS, which produces RTL.

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

The results of operations are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015.

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

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective approach to adoption or a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This new standard would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liabilities, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update.The ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. The Company is currently in the process of evaluating the impact of the adoption on the consolidated financial statements.

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

Components of accumulated other comprehensive loss were as follows ($ in millions):

	March 31, 2015	December 31, 2014
Accumulated pension and OPEB liability adjustments, net of income tax of $21.3 million and $21.0 million at March 31, 2015 and December 31, 2014, respectively	$(39.0)	$(38.4)
Accumulated unrealized loss on derivative instruments, net of income tax of $0.4 million and $0.0 million at March 31, 2015 and December 31, 2014, respectively	(18.4)	(8.3)
Accumulated unrealized foreign currency translation adjustments	(78.5)	(29.8)
Accumulated other comprehensive loss	$(135.9)	$(76.5)

Changes in the components of accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	March 31, 2015			March 31, 2014
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$(0.9)	$0.3	$(0.6)	$1.2	$(0.4)	$0.8
Unrealized gain (loss) on derivative instruments	(10.5)	0.4	(10.1)	3.8	0.5	4.3
Unrealized foreign currency translation adjustments	(48.7)	—	(48.7)	(1.7)	—	(1.7)
Total	$(60.1)	$0.7	$(59.4)	$3.3	$0.1	$3.4

Note 3. Business Acquisition

In December 2014, the Company acquired certain assets from Pronamic Industries, Inc., or Pronamic, and Smith & Nephew, or SNN. As a result of the acquisition, these assets were incorporated into SWM's Filtration segment. The acquisition of these assets provides further opportunities for growth into the filtration and healthcare industries. These acquisitions are being treated as business combinations and accounted for in accordance with the guidance provided by ASC 805, Business Combinations. The purchase price included initial cash payments of $30.7 million, net of $0.7 million in working capital adjustments. An additional variable payment of up to $3.5 million in connection with one of the acquisitions may be due based on the performance of the assets over a period from the acquisition date through December 31, 2015, of which $1.0 million was recorded as a payable based on management's estimate of the fair value of the variable consideration payable. Of the amount recorded $0.5 million was reversed through other income on the condensed consolidated statement of income in the first quarter of 2015 based on updated estimates of future performance.

As of March 31, 2015, the fair values of the assets acquired and liabilities assumed for the acquisition of assets from Pronamic and SNN are provisional because final appraisals have not yet been completed. The cash paid for these acquisitions and the preliminary fair values of the assets acquired and liabilities assumed as of the December 19, 2014 and December 31, 2014 acquisition dates for Pronamic assets and SNN assets, respectively, are as follows ($ in millions):

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

In the first quarter of 2015 and the fourth quarter of 2014, the Company recognized $0.3 million and $1.3 million in direct and indirect acquisition-related costs related to the purchases. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General Expense line item in the Consolidated Statements of Income.

The amounts of the unaudited pro forma Net Sales and Income from Continuing Operations of the combined entity had the acquisition date been January 1, 2014 are as follows ($ in millions):

	Net Sales	Income from Continuing Operations
2014 Supplemental Pro Forma from January 1, 2014 - March 31, 2014	$212.0	$23.9

Note 4. Discontinued Operations

The Company's former paper mill in San Pedro, Philippines has been reported as discontinued operations. The physical assets at the Philippines paper mill were sold during the fourth quarter of 2013. For all periods presented, results of this mill have been removed from each individual line within the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of discontinued operations.

Included in Other Current Assets, Other Assets and Accrued Expenses within the condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	March 31, 2015	December 31, 2014
Assets of discontinued operations:
Current assets	$2.0	$1.6
Other assets	2.5	2.3

Liabilities of discontinued operations:
Current liabilities	0.1	0.1

The financial results of discontinued operations had no impact on the consolidated financial statements for the three-months ended March 31, 2015 or 2014.

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

	Three Months Ended
	March 31, 2015	March 31, 2014
Numerator (basic and diluted):
Net income	$18.8	$23.2
Less: Dividends paid to participating securities	(0.2)	(0.1)
Less: Undistributed earnings available to participating securities	—	(0.1)
Undistributed and distributed earnings available to common stockholders	$18.6	$23.0

Denominator:
Average number of common shares outstanding	30,178.3	30,665.9
Effect of dilutive stock-based compensation	114.9	112.3
Average number of common and potential common shares outstanding	30,293.2	30,778.2

There were no anti-dilutive stock options during the three month periods ended March 31, 2015 or 2014.

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

	March 31, 2015	December 31, 2014
Raw materials	$33.5	$35.1
Work in process	16.7	17.4
Finished goods	36.3	40.4
Supplies and other	13.7	15.5
Total	$100.2	$108.4

Note 7. Goodwill

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2015 were as follows ($ in millions):

	Reconstituted Tobacco	Filtration	Total
Goodwill as of December 31, 2014	$5.3	$120.2	$125.5
Foreign currency translation adjustments	(0.6)	(0.4)	(1.0)
Goodwill as of March 31, 2015	$4.7	$119.8	$124.5

Note 8. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	March 31, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Impact	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Impact	Net Carrying Amount
Amortized intangible assets
Customer-related intangibles (Reconstituted Tobacco)	$10.0	$10.0	$—	$—	$10.0	$10.0	$—	$—
Customer Relationships (Filtration)	51.4	2.7	(0.4)	48.3	51.4	2.1	—	49.3
Developed Technology (Filtration)	16.0	1.6	(0.1)	14.3	16.0	1.2	—	14.8
Customer Contracts (Filtration)	1.9	0.1	—	1.8	1.9	—	—	1.9
Patents (Filtration)	1.5	—	—	1.5	1.5	—	—	1.5
Total	$80.8	$14.4	$(0.5)	$65.9	$80.8	$13.3	$—	$67.5

Unamortized intangible assets (Filtration)
Trade names	$21.8				$21.8

Amortization expense of intangible assets was $1.1 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively. Finite-lived intangibles in the Filtration segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $4.0 million in each of the next five years.

Note 9. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $4.0 million and $0.1 million in the three months ended March 31, 2015 and 2014, respectively.

The Reconstituted Tobacco segment restructuring and impairment expenses were $3.8 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, restructuring and impairment expenses were composed of $3.1 million in severance accruals for employees at our Quimperlé and Spay, France facilities as well as $0.7 million in loss recognized on the sale of equipment from our RTL Philippines location. The 2014 restructuring expenses primarily related to severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions.

Additionally, the Company incurred $0.2 million in restructuring expenses during the first quarter of 2015 related to accruals for severance expenses within supporting overhead departments which were not allocated to a specific segment.

Restructuring liabilities were classified within Accrued Expenses in each of the consolidated balance sheets as of March 31, 2015 and December 31, 2014. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended March 31, 2015 and December 31, 2014 are summarized as follows ($ in millions):

	Three Months Ended	Year Ended
	March 31, 2015	December 31, 2014
Balance at beginning of year	$8.7	$4.7
Accruals for announced programs	3.3	11.2
Cash payments	(1.1)	(6.3)
Exchange rate impacts	(1.0)	(0.9)
Balance at end of period	$9.9	$8.7

Note 10. Debt

Total debt is summarized in the following table ($ in millions):

	March 31, 2015	December 31, 2014
Credit Agreement - U.S. dollar borrowings	$366.0	$354.0
Credit Agreement - euro borrowings	62.9	71.1
French Employee Profit Sharing	13.0	14.6
Bank Overdrafts	0.9	0.4
Total Debt	442.8	440.1
Less: Current debt	(3.2)	(2.9)
Long-Term Debt	$439.6	$437.2

Credit Agreement

In December 2013, the Company amended and restated its five-year unsecured revolving credit facility, or Credit Agreement. The Credit Agreement provides for borrowing capacity of $500 million in U.S. dollars or a $300 million equivalent sublimit in euros, with an option to increase borrowing capacity by $200 million. The Credit Agreement contains representations and warranties customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.00 and (b) a minimum interest coverage ratio of 3.50. The Company was in compliance with all of its covenants under the Credit Agreement at March 31, 2015.

Under the Credit Agreement, interest rates are based on the London Interbank Offered Rate plus an applicable margin that varies from 1.25% to 2.00% depending on the Net Debt to EBITDA Ratio, as defined in the Credit Agreement.  The Company will incur commitment fees at an annual rate of 0.20% to 0.30% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to EBITDA Ratio. As of March 31, 2015, the applicable interest rate on Credit Agreement borrowings was 1.44% on U.S. dollar borrowings and 1.24% on euro borrowings. The outstanding amounts under the facility are due upon maturity in December 2018.

Fair Value of Debt

At March 31, 2015 and December 31, 2014, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts as the interest rates were variable and based on current market indices.

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

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at March 31, 2015 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$2.8	Accrued Expenses	$11.5
Foreign exchange contracts	Other Assets	—	Other Liabilities	8.5
Interest rate contracts	Other Assets	—	Other Liabilities	0.9
Total derivatives designated as hedges		$2.8		$20.9

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

The following table provides the gross effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Unrealized (Loss) Gain Recognized in AOCI on Derivatives, Net of Tax		Loss Reclassified from AOCI
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Foreign exchange contracts	$(6.7)	$5.9	$(3.1)	$(1.4)
Interest rate contracts	(0.3)	(0.2)	—	—
Total	$(7.0)	$5.7	$(3.1)	$(1.4)

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three months ended March 31, 2015 and 2014.

The following table provides the effect that derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of (Loss) Gain Recognized in Other Income / Expense
	Three Months Ended
	March 31, 2015	March 31, 2014
Foreign exchange contracts	$(1.1)	$0.1

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

SWM-B has contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, or immune papers, and thus to the raw material inputs used to produce immune papers.

Both Raw Materials Assessments are presently on appeal in separate chambers of the Federal Supreme Court of Brazil. SWM-B won a favorable ruling in both assessments at the first level, then lost Assessment 1 on appeal and won

Assessment 2 on appeal. Assessment 1 is before the court on SWM-B's appeal of a procedural question which, if decided favorably, would invalidate Assessment 1. If decided against SWM-B, the lower court would be notified to send the case records to the Federal Supreme Court for a decision on the merits.  Assessment 2 is before the Federal Supreme Court of Brazil on the State's appeal on the merits and will be finally decided by the action of the chamber of the court hearing the matter, unless there is a prior decision by a chamber of the Federal Supreme Court on Assessment 1 that is in contradiction, in which case the conflict between the rulings of the different chambers would be decided by the Federal Supreme Court sitting as a whole.  No docket entry has been made yet regarding argument on either assessment.   Based on the foreign currency exchange rate at March 31, 2015, the Raw Materials Assessments totaled approximately $32 million, of which approximately $14 million is covered by the above-discussed indemnification.

More recently, SWM-B has received assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS and Fundo Estadual de Combate à Pobreza (FECP, a value-added tax similar to ICMS) taxes on interstate purchases of electricity. The state issued three sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, and a third for September 2011 - September 2013, collectively the Electricity Assessments. SWM-B has challenged all three Electricity Assessments in administrative proceedings before the state tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."

SWM-B's challenges to the first two sets of Electricity Assessments were unsuccessful at the first administrative level, but different appeals chambers of the Conselho de Contribuintes reached different conclusions about these assessments, causing the State to appeal the first assessment and SWM-B to appeal the second assessment to the full Conselho de Contribuintes. In October and November 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second electricity assessments. The State has issued notices to SWM-B to pay approximately $8.0 million in the second electricity assessment, and SWM-B expects to shortly receive a notice to pay approximately $4.0 million in the first electricity assessment, based on the foreign currency exchange rate at March 31, 2015. SWM-B intends to challenge these electricity assessments in further court proceedings in the state judicial system, and if necessary, to post a bond in the amount of these notices. SWM-B's challenge to the third electricity assessment (approximately $4.0 million as of March 31, 2015) remains pending at the first administrative level (Junta de Revisão Fiscal).

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

General Matters

In the ordinary course of conducting business activities, the Company and its subsidiaries are involved in certain other judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured regulatory, employment, general and commercial liability, environmental and other matters. At this time, the Company does not expect any of these proceedings to have an adverse material effect on its reputation, business, financial condition, results of operations or cash flows. However, as the outcome of such proceedings are unpredictable, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial condition, results of operations or cash flows.

Note 13. Postretirement and Other Benefits

The Company sponsors pension benefits in the United States, France and Canada and OPEB benefits related to postretirement healthcare and life insurance in the United States and Canada. The Company’s Canadian pension and OPEB benefits are not material and therefore are not included in the following disclosures.

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three months ended March 31, 2015 and 2014 were as follows ($ in millions):

	Three Months Ended March 31,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$0.3	$0.3	$—	$—
Interest cost	1.3	1.7	0.1	0.2	—	—
Expected return on plan assets	(1.8)	(1.5)	(0.1)	(0.1)	—	—
Amortizations and other	1.4	1.0	0.3	0.3	(0.1)	(0.1)
Net periodic benefit cost	$0.9	$1.2	$0.6	$0.7	$(0.1)	$(0.1)

During the fiscal year ended December 31, 2015, the Company expects to recognize approximately $5.2 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $1.1 million for its French pension plans.

Note 14. Income Taxes

For interim financial reporting, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with ASC No. 740-270 “Accounting for Income Taxes in Interim Periods”. The rate so determined is used in providing for income taxes on a year-to-date basis. As the year progresses, the Company refines the estimates of the year’s taxable income as new information becomes available. This continual estimation process can result in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. Our effective tax rate could also fluctuate due to changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items. Jurisdictions with a projected loss for the year or an actual year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective rate calculations could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings verses annual projections.

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

All unrecognized tax positions would impact the Company's effective tax rate if recognized. The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated statement of income. There were no material income tax penalties or interest accrued during the three months ended March 31, 2015 or 2014.

Our effective tax rate from continuing operations was 24.0% and 30.2% for the three months ended March 31, 2015 and March 31, 2014, respectively. The decrease in the effective tax rate is attributed to a change in our geographic mix of earnings with a concentration of earnings from lower taxed jurisdictions, along with the impact of global asset realignment actions and reorganization of foreign operations under a new holding company structure which occurred after the first quarter 2014.

The Company files income tax returns in the U.S. federal and several state jurisdictions as well as in many foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2011.

Note 15. Segment Information

The Company's three operating product line segments are also the Company's three reportable segments: Paper, Reconstituted Tobacco and Filtration. The Paper segment primarily produces Cigarette Papers including LIP papers, plug wrap papers and base tipping papers used to wrap various parts of a cigarette for sale to cigarette manufacturers. The Paper segment also produces commercial and industrial products such as lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter paper and other specialized papers. These non-tobacco industry products are generally sold directly to converters and other end-users or brokers. The Reconstituted Tobacco segment produces RTL and wrapper and binder products for sale to cigarette and cigar manufacturers. The Filtration segment primarily produces thermoplastic nets, nonwoven materials, and laminates which are critical components performing support, separation or filtration functions.

Information about Net Sales and Operating Profit

The accounting policies of these segments are the same as those described in Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses.

($ in millions)	Net Sales
	Three months ended
	March 31, 2015		March 31, 2014
Paper	$108.6	57.8%	$128.8	62.9%
Reconstituted Tobacco	38.9	20.7	44.2	21.6
Filtration	40.5	21.5	31.7	15.5
Total Consolidated	$188.0	100.0%	$204.7	100.0%

($ in millions)	Operating Profit
	Three Months Ended
	March 31, 2015		March 31, 2014
Paper	$16.1	71.6%	$22.5	68.0%
Reconstituted Tobacco	10.9	48.4	16.2	48.9
Filtration	2.6	11.6	0.4	1.2
Unallocated	(7.1)	(31.6)	(6.0)	(18.1)
Total Consolidated	$22.5	100.0%	$33.1	100.0%

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2014. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products, our future prospects and other matters. These statements are based on certain assumptions and estimates that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, and the section entitled "Forward Looking Statements" at the end of this Item 2. Unless the context indicates otherwise, references to "SWM", "we", "us", "our", the "Company" or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

Summary

($ in millions, except per share amounts)	Three Months Ended
	March 31, 2015		March 31, 2014
Net sales	$188.0	100.0%	$204.7	100.0%
Gross profit	51.4	27.3	57.6	28.1
Restructuring & impairment expense	4.0	2.1	0.1	—
Operating profit	22.5	12.0	33.1	16.2
Interest expense	1.7	0.9	1.5	0.7
Income from continuing operations	18.8	10.0	23.2	11.3
Loss from discontinued operations	—	—	—	—
Net income	18.8	10.0%	23.2	11.3%
Diluted earnings per share from continuing operations	$0.61		$0.75
Diluted earnings per share	$0.61		$0.75
Cash provided by operations	$11.2		$18.3
Capital spending	$5.2		$8.1

First Quarter Highlights

In the three months ended March 31, 2015, SWM reported net income of $18.8 million on total net sales of $188.0 million. Compared to the prior-year period, net sales decreased $16.7 million due primarily to $17.8 million of unfavorable currency translation impacts mainly driven by a weaker euro as well as lower prices on LIP products. This was partially offset by $7.1 million in net sales from the business acquisitions made in December 2014.

Gross profit declined $6.2 million to $51.4 million in the three months ended March 31, 2015 compared with $57.6 million in the prior-year period primarily due to $3.0 million in unfavorable net foreign currency impacts. In the Paper segment, unfavorable mix of products sold and lower average selling prices along with increased costs resulting largely from inefficiencies from the restart of a newly rebuilt production line at one of our French facilities were partially offset by lower manufacturing expenses and overhead spending.

Cash provided by operations was $11.2 million in the first quarter of 2015 compared to $18.3 million in the prior-year period. The $7.1 million decrease was due primarily to lower net income, combined with $2.9 million lower amortization associated with the inventory step up value from Filtration segment acquisitions in December 2014 and 2013, and $0.2 million unfavorable year over year net change in operating working capital. Uses of cash during first quarter 2015 included $5.2 million of capital spending and $11.6 million in cash dividends paid to SWM stockholders partially offset by $12.5 million in net proceeds from debt.

Recent Developments

On December 31, 2014, SWM acquired certain assets from SNN’s Advanced Wound Management division. As part of the transaction, SWM acquired SNN’s Gilberdyke, UK facility. The site sells films, nets and foams as components for first-aid and wound dressings and for a variety of other medical applications. Additionally, on December 23, 2014, SWM acquired certain assets from Pronamic Industries, an air filtration media company. The acquired assets are located in Wilson, North Carolina. These acquisitions have become a part of SWM's Filtration segment.

In connection with the oppositions to our European Patent EP 1482815, in a decision issued on January 23, 2015, the Opposition Division of the European Patent Office (EPO) confirmed its decision to maintain the patent in an amended form, covering LIP paper made by using film-forming material comprising an alginate or a material selected from the group consisting of guar gum, pectin, polyvinyl alcohol, a cellulose derivative, starch, a starch derivative, and mixtures thereof. Each of the Société Papéterie Leman SAS (the last remaining opponent) and SWM has filed an appeal. In connection with another one of our European Patents, EP 1333729, on January 23, 2015, the Opposition Division of the EPO decided to revoke claim 10 of the patent because it allegedly contained subject-matter that goes beyond the application as originally filed. The Company believes that the EPO properly granted the patent and intends to vigorously defend the patent. SWM has appealed the written decision.

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

Net Sales
(dollars in millions)

	Three Months Ended
	March 31, 2015	March 31, 2014	Change	Percent Change	Consolidated Sales Volume Change
Paper	$108.6	$128.8	$(20.2)	(15.7)%	(1.8)%
Reconstituted Tobacco	38.9	44.2	(5.3)	(12.0)	6.3
Filtration	40.5	31.7	8.8	27.8	N.M.
Total	$188.0	$204.7	$(16.7)	(8.2)%	1.2%
 N.M. - Not Meaningful

Net sales were $188.0 million in the three months ended March 31, 2015 compared with $204.7 million in the prior-year period. The decrease in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes due to net currency impacts	(17.8)	(8.7)%
Changes due to royalty income	(0.3)	(0.1)
Changes due to discounts, returns and allowances	0.2	0.1
Changes in volume, product mix and selling prices	1.2	0.5
Total	$(16.7)	(8.2)%

The Paper segment's net sales during the three months ended March 31, 2015 of $108.6 million decreased by $20.2 million, or 15.7%, versus $128.8 million in the prior-year period.  This decrease in net sales was primarily the result of approximately $12.0 million of unfavorable currency translation impacts, mainly from a weaker euro and $10.8 million in lower average selling prices, lower sales volumes in LIP and unfavorable overall mix of products sold. This was partially offset by sales volume growth in our base paper business of $2.3 million.

The Reconstituted Tobacco segment's net sales during the three months ended March 31, 2015 of $38.9 million decreased by $5.3 million, or 12.0%, compared with $44.2 million in the prior-year period.  This decrease in net sales of the Reconstituted Tobacco segment resulted primarily from approximately $6.0 million in unfavorable currency translation impacts. Sales volume growth was partially offset by an unfavorable mix of products sold.

The increase of $8.8 million or 27.8% in net sales generated by our Filtration segment of $40.5 million compared to $31.7 million in the in the prior-year period was due primarily to $7.1 million in net sales from acquisitions made in December 2014 as well as $1.7 million in growth by the core business, which is reflected in the changes in volume, product mix and selling prices in the table above.

Gross Profit
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2015	March 31, 2014	Change		2015	2014
Net Sales	$188.0	$204.7	$(16.7)	(8.2)%	100.0%	100.0%
Cost of products sold	136.6	147.1	(10.5)	(7.1)	72.7	71.9
Gross Profit	$51.4	$57.6	$(6.2)	(10.8)%	27.3%	28.1%

The $6.2 million decrease in gross profit during the three months ended March 31, 2015 versus the prior-year period was primarily due to approximately $3.0 million of unfavorable net foreign currency impacts. In the Paper segment, unfavorable mix of products sold and lower average selling prices along with increased costs resulting largely from inefficiencies from the restart of a newly rebuilt production line at one of our French facilities were partially offset by lower manufacturing expenses and overhead spending.

Nonmanufacturing Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2015	March 31, 2014	Change		2015	2014
Selling expense	$5.4	$5.5	$(0.1)	(1.8)%	2.9%	2.7%
Research expense	3.3	4.1	(0.8)	(19.5)	1.8	2.0
General expense	16.2	14.8	1.4	9.5	8.6	7.2
Nonmanufacturing expenses	$24.9	$24.4	$0.5	2.0%	13.3%	11.9%

Nonmanufacturing expenses in the three months ended March 31, 2015 increased by $0.5 million to $24.9 million from $24.4 million in the prior-year period due primarily to higher expenditures on product diversification and other growth initiatives, incremental costs from acquisitions, and higher legal expenses related to litigation, partially offset by a decrease in overall research and development expenses and approximately $1.4 million in favorable currency translation impacts.

Restructuring Expense

The Company incurred total restructuring expense of $4.0 million in the three months ended March 31, 2015 compared with $0.1 million in the three months ended March 31, 2014. In the 2015 period, the restructuring expense primarily related to the implementation of a previously announced voluntary redundancy program available to certain employees at our Quimperlé and Spay, France facilities. This restructuring expense will be accrued over the remaining service lives of the affected employees, of which $3.1 million was recognized during the 2015 period. During 2015, the Company also recognized a loss of $0.7 million on the sale of certain equipment from our mothballed Philippines facility and $0.2 million in costs related to severance of employees within supporting overhead departments which were not allocated to a specific segment. In the 2014 period, the Company's restructuring expense was primarily due to the severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees associated with prior restructurings.

Operating Profit
(dollars in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	March 31, 2015	March 31, 2014	Change		2015	2014
Paper	$16.1	$22.5	$(6.4)	(28.4)%	14.8%	17.5%
Reconstituted Tobacco	10.9	16.2	(5.3)	(32.7)	28.0	36.7
Filtration	2.6	0.4	2.2	N.M.	6.4	1.3
Unallocated expenses	(7.1)	(6.0)	(1.1)	18.3
Total	$22.5	$33.1	$(10.6)	(32.0)%	12.0%	16.2%

Operating profit was $22.5 million in the three months ended March 31, 2015 compared with $33.1 million during the prior-year period.

The Paper segment's operating profit in the three months ended March 31, 2015 was $16.1 million, a decrease of $6.4 million from the prior-year period.  The decrease was primarily due to the combined impact of lower average selling prices, lower sales volumes and unfavorable mix of products sold which decreased operating profit by $8.9 million in the three months ended March 31, 2015 compared to the prior-year period, along with $2.1 million of increased costs resulting largely from inefficiencies from the restart of a newly rebuilt production line at one of our French facilities. This decrease was partially offset by $4.6 million in improved machine utilization and lower manufacturing costs as a result of cost reduction efforts to align our capacity with market demand.

The Reconstituted Tobacco segment's operating profit in the three months ended March 31, 2015 was $10.9 million compared to $16.2 million in the prior-year period.  The decrease of $5.3 million was primarily due to approximately $2.3 million in unfavorable currency translation impacts, primarily due to a stronger U.S. dollar versus the euro. Additionally, the year-over-year decrease was impacted by a $3.7 million increase in restructuring expenses incurred by our French operations during 2015. The Reconstituted Tobacco segment benefited from $1.0 million in lower input and overhead costs as a result of restructuring actions and in efficiencies resulting from higher production volumes.

The Filtration segment's operating profit in the three months ended March 31, 2015 was $2.6 million compared to $0.4 million in the prior year period. The increase of $2.2 million Filtration segment's operating profit during the three months ended March 31, 2015 compared to the prior-year period was positively impacted by $2.9 million lower amortization associated with the inventory step up value from Filtration segment acquisitions in December 2014 and 2013. Operating profit in this segment was also impacted by incremental operating profit resulting from acquisitions made in December 2014 as well as growth of the core business. This was partially offset by $0.5 million in costs related to the DelStar Poland manufacturing facility which as of March 31, 2015 had not yet begun commercial operations.

Non-Operating Expenses

Interest expense was $1.7 million in the three months ended March 31, 2015, an increase of $0.2 million from $1.5 million in the prior-year period.  The increase in interest expense is primarily due to higher debt balances in the 2015 period versus the 2014 period as a result of borrowings to fund the fourth quarter 2014 acquisitions in our Filtration segment. The weighted average effective interest rate on our debt facilities was approximately 1.43% and 1.48% for the three months ended March 31, 2015 and 2014, respectively.

Other income, net was $2.1 million during the three months ended March 31, 2015. The $1.3 million increase in other income, net compared to the three months ended March 31, 2014 is due to higher royalty income from our CTS joint venture in China which began operations in late 2014 as well as a $0.5 million reversal of accrued contingent consideration related to an acquisition made in the Filtration segment.

Income Taxes

A $5.5 million provision for income taxes in the three months ended March 31, 2015 resulted in an effective tax rate of 24.0% compared with 30.2% in the prior year period.  In the three months ended March 31, 2015 compared to the prior-year period, the reduction in the effective tax rate is attributed to a change in our geographic mix of earnings with a concentration of earnings from lower taxed jurisdictions, along with the impact of global asset realignment actions and reorganization of foreign operations under a new holding company structure which occurred after the first quarter 2014.

Income from Equity Affiliates

Income from equity affiliates was $1.4 million in the three months ended March 31, 2015 compared with $0.6 million during the prior-year period and reflected the results of operations of CTM and CTS. The increase in earnings was driven by the commencement of operations at our CTS joint venture in late 2014.

Discontinued Operations

Because we closed our Philippines mill as previously reported, the results of this mill were reported as discontinued operations for all periods presented.  Consequently, this mill's results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation.

Net Income and Income per Share

Net income in the three months ended March 31, 2015 was $18.8 million, or $0.61 per diluted share, compared with $23.2 million, or $0.75 per diluted share, during the prior-year period.  The decrease in net income was primarily due to lower average selling prices, lower sales volume and unfavorable mix of products sold in the Paper segment as well as higher restructuring costs and unfavorable currency translation impacts of approximately $2.0 million or $0.08 per diluted share. These factors were partially offset by higher sales volumes in the Filtration segment.

Liquidity and Capital Resources

The Company has created a long-term capital allocation strategy which is focused on the following:

•	Reinvesting capital in businesses through a disciplined approach to meet global demand for value-adding solutions,

•	Returning at least one-third of annual free cash flow to stockholders via dividends and share repurchase programs, and

•	Retaining flexibility to execute growth opportunities in current and adjacent industries.

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the sales mix, volume and pricing of our products, as well as changes in our production volumes, costs, foreign currency exchange rates and working capital. Our liquidity is supplemented by funds available under our Credit Agreement (as defined below) with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant.

As of March 31, 2015, $263.5 million of the Company's $267.3 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. The Company established a holding company in Luxembourg in 2014. As a result of the new holding company structure, some of the foreign earnings flow directly to the U.S., and these earnings are no longer considered to be permanently reinvested overseas. The Company considers the undistributed earnings of certain of its other foreign subsidiaries to be indefinitely reinvested and currently plans to repatriate such earnings only when it is tax efficient to do so. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these other foreign subsidiaries. Certain global business realignments and other activities have been implemented that could permit the eventual repatriation of certain of these funds.

We expect capital spending for 2015 to be between approximately $30 million and $35 million. We generally fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities, including the Credit Agreement.

Cash Requirements

As of March 31, 2015, we had net operating working capital of $110.3 million and cash and cash equivalents of $267.3 million, compared with net operating working capital of $99.3 million and cash and cash equivalents of $290.3 million as of December 31, 2014.  These changes primarily reflect the impacts of changes in currency exchange rates and changes in operating working capital presented on the condensed consolidated statements of cash flow.

Cash Flows from Operating Activities ($ in millions)	Three Months Ended
	March 31, 2015	March 31, 2014
Net Income	$18.8	$23.2
Less: Loss from discontinued operations	—	—
Income from continuing operations	18.8	23.2
Non-cash items included in net income:
Depreciation and amortization	9.7	13.1
Restructuring-related impairment	0.7	—
Deferred income tax provision	0.9	1.6
Pension and other postretirement benefits	1.3	2.1
Stock-based compensation	1.0	1.1
Income from equity affiliates	(1.4)	(0.6)
Excess tax benefits of stock-based awards	(0.4)	(0.6)
Other items	0.5	(1.6)
Net changes in operating working capital	(19.9)	(19.7)
Net cash provided (used) by operating activities of:
Continuing operations	11.2	18.6
Discontinued operations	—	(0.3)
Net cash provided by operations	$11.2	$18.3

Net cash provided by operations was $11.2 million in the three months ended March 31, 2015 compared with $18.3 million in the prior-year period. Our net cash provided by operations decreased primarily due to lower net income combined with $2.9 million lower amortization associated with the inventory step up value from Filtration segment acquisitions in December 2014 and 2013 and $0.2 million unfavorable year over year net change in operating working capital.

Operating Working Capital ($ in millions)	Three Months Ended
	March 31, 2015	March 31, 2014
Changes in operating working capital
Accounts receivable	$(25.9)	$(18.3)
Inventories	0.2	(1.6)
Prepaid expenses	(0.2)	(1.5)
Accounts payable	4.3	2.3
Accrued expenses	(2.3)	(0.8)
Accrued income taxes	4.0	0.2
Net changes in operating working capital	$(19.9)	$(19.7)

In the three months ended March 31, 2015, net changes in operating working capital used cash of $19.9 million. This unfavorable change in working capital was driven primarily by an increase in accounts receivable due to higher net sales at the end of the first quarter 2015 compared to the fourth quarter of 2014 and increased accounts receivable related to our Filtration segment acquisitions, partially offset by increases in accounts payable and accrued taxes.

In the three months ended March 31, 2014, net changes in operating working capital used cash flow of $19.7 million. This change in working capital was driven primarily by an increase in accounts receivable due to higher net sales at the end of the first quarter 2014 compared to the fourth quarter of 2013, increased accounts receivable related to our French LTR unit providing construction work to CTS and utilization of open customer credits, as well as timing of income tax installments.

Cash Flows from Investing Activities ($ in millions)	Three Months Ended
	March 31, 2015	March 31, 2014
Capital spending	$(5.2)	$(8.1)
Capitalized software costs	(0.2)	(0.1)
Acquisitions, net of cash acquired	—	(2.4)
Investment in equity affiliates	—	(3.3)
Other	1.5	2.3
Cash used for investing	$(3.9)	$(11.6)

Cash used for investing activities during the three months ended March 31, 2015 was $3.9 million and consisted primarily of capital spending, compared to $11.6 million in the prior year quarter which, along with capital spending, included equity contributions to CTS and a working capital adjustment related to our acquisition of DelStar.

Cash Flows from Financing Activities ($ in millions)	Three Months Ended
	March 31, 2015	March 31, 2014
Cash dividends paid to SWM stockholders	$(11.6)	$(11.1)
Net proceeds from borrowings	12.5	62.4
Purchases of common stock	(2.9)	(52.3)
Excess tax benefits of stock-based awards	0.4	0.6
Cash provided by (used in) financing	$(1.6)	$(0.4)

During the three months ended March 31, 2015, financing activities consisted primarily of share repurchases of $2.9 million and cash dividends of $11.6 million paid to SWM stockholders, partially offset by net proceeds from borrowings of $12.5 million.

During the three months ended March 31, 2014, financing activities consisted primarily of share repurchases of $52.3 million and cash dividends of $11.1 million paid to SWM stockholders, which were partially offset by net proceeds from borrowings of $62.4 million.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On May 6, 2015, we announced a cash dividend of $0.38 per share payable on June 26, 2015 to stockholders of record as of May 22, 2015. The covenants contained in our Credit Agreement require that we maintain certain financial ratios, as disclosed in Note 10. Debt, of the notes to condensed consolidated financial statements, none of which under normal business conditions materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the three months ended March 31, 2015, we repurchased 63,220 shares of our common stock at a cost of $2.9 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.
In the three months ended March 31, 2014, we repurchased 1,160,811 shares of our common stock for $52.3 million through open market purchases and for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants ($ in millions)	Three Months Ended
	March 31, 2015	March 31, 2014
Changes in short-term debt	$0.5	$4.2
Proceeds from issuances of long-term debt	15.1	117.0
Payments on long-term debt	(3.1)	(58.8)
Net (payments on) proceeds from borrowings	$12.5	$62.4

Net proceeds from long-term debt were $12.0 million during the three months ended March 31, 2015.  With the current level of borrowing and forecasted results, we expect to remain in compliance with the financial covenants contained in our Credit Agreement.

The Company's five-year unsecured revolving credit facility, or Credit Agreement, provides for borrowing capacity of $500 million and includes a $300 million equivalent sub-limit available in euro with an option to increase borrowing capacity by $200 million.  Availability under the Credit Agreement was $70.7 million as of March 31, 2015. We also had availability under our bank overdraft facilities and lines of credit of $32.2 million as of March 31, 2015.

The Credit Agreement contains certain covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.00 and (b) a minimum interest coverage ratio of 3.50. The Company was in compliance with all of its covenants under the Credit Agreement at March 31, 2015.

Our total debt to capital ratios at March 31, 2015 and December 31, 2014 were 50.5% and 47.4%, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Other Factors Affecting Liquidity and Capital Resources

Our pension obligations are funded by our separate pension trusts, which held $139.1 million in assets at December 31, 2014. The combined projected benefit obligation of our U.S. and French pension plans was underfunded by $30.6 million as of December 31, 2014. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions compared to other priorities. We are not required to make contributions to our U.S. and French pension plans during 2015.

The Paper segment has minimum purchase agreements for flax fiber during 2015 of approximately $3 million. The Paper segment's PDM Industries S.A.S., or PDMI, mill has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $2 million per year through 2024. Future purchases are expected to be at levels that exceed such minimum levels under these contracts.

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

Outlook

SWM's solid operating foundation and technology position allows us to seize opportunities in our tobacco business by providing value-adding solutions to our customers. Smoking attrition rates in mature areas drive the overall demand decline for cigarette papers. To the extent additional countries adopt LIP legislation, we plan to build upon our technology position and strong reputation in this premium application to serve our customers' additional needs for those products, which we would expect to lead to an improved margin profile in our Paper segment. The timing of potential regulations and implementations is unknown. Based on the current trend of reduced cigarette consumption, especially in the U.S. and Western Europe, we would expect our tobacco paper and reconstituted tobacco sales volumes to be impacted by the overall industry attrition rates.

The Company also plans to continue seeking to capitalize on growth opportunities and regulatory trends requiring more sophisticated cigarettes in design and performance. SWM expects increased demand for RTL from CTS, our RTL joint venture in China, as proposed tar delivery limits are implemented in China.

The acquisition of DelStar as well as acquisitions made during 2014 provided opportunities to diversify beyond the tobacco industry. These businesses comprise our Filtration segment, and we expect that growth will be driven organically by continued strong demand for filtration products and potentially additional acquisitions. We also believe that adjacencies between filtration products and certain of SWM's legacy non-tobacco offerings will allow us to realize commercial synergy growth. We expect our global platform and operational excellence programs to help Filtration as well.

During 2014, we established the Advanced Fibers & Materials business unit to focus on accelerating diversification efforts outside of our tobacco and Filtration businesses. The primary focus for this business unit is product development and commercialization, leveraging the existing asset base for higher value-add applications in consumer products and industrial goods, and exploring potential acquisitions of value-added and synergistic product lines.

Worldwide economic uncertainty and its effects on foreign exchange volatility can be challenging for our global results. We serve tobacco industry customers and face competitive pressure on pricing and sales volumes worldwide due to the continued decline of cigarette consumption in western countries. We expect pricing pressure to continue with respect to our LIP products and have commenced intellectual property litigation in Germany to protect our LIP technology. We also expect to continue to reduce costs through our operational excellence program as well as through restructuring and cost reduction activities. We expect that such cost reductions will deliver value to our customers and help mitigate anticipated inflationary and competitive pressures. In addition, we are evaluating other opportunities to address ongoing imbalances of demand and supply, particularly as tobacco industry growth is occurring primarily in regions such as Asia, in an effort to continue providing competitive and high quality, value-adding solutions in growing areas. We also intend to continue reviewing various internal and external growth opportunities, including potential acquisitions in, or adjacent to, our Filtration and Advanced Fibers and Materials business units, to diversify the Company over the long term.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act.  Forward-looking statements include, without limitation, those regarding 2015 outlook and future performance, our capital allocation strategy, including future dividend amounts, mergers and acquisitions, future market trends, future RTL operating profit and volume and sales trends, smoking attrition rates, acquisition synergies, including those relating to our Filtration segment, growth prospects, capital spending, the impact of our operational excellence program and other cost savings programs, the sales and profitability of CTS, the adoption of LIP regulations in new countries (including South Korea), European patent oppositions, currency rates and trends, demand for reconstituted tobacco in China, future cash flows, benefits associated with our global asset realignment, outcome of litigation (including the LIP litigation) or other disputes, purchase accounting impacts, LIP pricing, diversification efforts of our Advanced Fiber & Materials group and other statements generally identified by words such as "believe," "expect," "intend," "plan," "potential," "anticipate," "project," "appear," "should," "could," "may," "typically," "will," and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as the following factors:

•
Changes in sales or production volumes, pricing or manufacturing costs of reconstituted tobacco products, cigarette paper (including for lower ignition propensity cigarettes), filtration-related products due to changing customer demands (including any change in their tobacco and tobacco-related blends for their cigarettes, their target inventory levels and/or the overall demand for their products), new technologies such as e-cigarettes, inventory adjustments and rebalancings, competition or otherwise;

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

•
Regulatory or enforcement initiatives by regulatory agencies, including the U.S. Food and Drug Administration or other regulatory agencies, relating to regulation of cigars and cigar components or otherwise;

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

•	The failure of one or more material suppliers, including energy, resin and pulp suppliers, to supply materials as needed to maintain our product plans and cost structure;

•	International conflicts and disputes (for example, relating to Russia and to the Ukraine), including their impact on our sales and the adoption of new LIP regulations;

•	The pace and extent of further international adoption of LIP cigarette standards and the nature of standards so adopted;

•	Risks associated with our 50%-owned, non-U.S. joint ventures relating to control and decision-making, compliance, transparency and customer relations, among others;

•	A failure in our risk management and/or currency or interest rate swaps and hedging programs, including the failures of any insurance company or counterparty;

•	Increase in interest rates or the manner in which we finance our debt and future capital needs;

•	The number, type, outcomes (by judgment or settlement) and costs of legal, tax, regulatory or administrative proceedings and or amnesty programs, including those in Brazil;

•	The outcome and cost of LIP intellectual property litigation in Germany and the European Patent Office opposition proceedings;

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

•
Risks associated with our global asset realignment initiatives, including: changes in law, treaties, interpretations, or regulatory determinations; audits made by applicable regulatory authorities and our auditor; and our ability to operate our business in a manner consistent with the regulatory requirements for such realignment;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at March 31, 2015 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings and disputes. See Note 18. Commitments and Contingencies, of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 12. Commitments and Contingencies, of the notes to the condensed consolidated financial statements included herein. There have been no material developments with regards to these matters.

Item 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it has repurchased during 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 2015	5,526	$41.22	—	$—	$—
February 2015	57,694	46.79	—	—	—
March 2015	—	—	—	—	—
First Quarter 2015	63,220	$46.30	—	$—	$—

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

‡	This Section 906 certification is not being incorporated by reference into this Quarterly Report on Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ Robert J. Cardin
Robert J. Cardin Corporate Controller and Interim Chief Financial Officer (duly authorized officer and principal accounting officer)

May 6, 2015

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