Form 10-Q
period 2015-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2015-08-05
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2015
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

The Company had 30,475,244 shares of common stock issued and outstanding as of August 5, 2015.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Sales	$181.9	$203.6	$369.9	$408.3
Cost of products sold	127.1	144.4	263.7	291.5
Gross Profit	54.8	59.2	106.2	116.8

Selling expense	5.1	5.5	10.5	11.0
Research expense	3.7	4.2	7.0	8.3
General expense	16.8	15.8	33.0	30.6
Total nonmanufacturing expenses	25.6	25.5	50.5	49.9

Restructuring and impairment expense	5.2	3.2	9.2	3.3
Operating Profit	24.0	30.5	46.5	63.6
Interest expense	1.9	2.1	3.6	3.6
Other income, net	6.1	2.8	8.2	3.6
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	28.2	31.2	51.1	63.6

Provision for income taxes	6.5	6.5	12.0	16.3
Income from equity affiliates, net of income taxes	2.8	0.3	4.2	0.9
Income from Continuing Operations	24.5	25.0	43.3	48.2
Loss from Discontinued Operations	(1.1)	—	(1.1)	—
Net Income	$23.4	$25.0	$42.2	$48.2

Net Income per Share - Basic:
Income per share from continuing operations	$0.80	$0.82	$1.42	$1.57
Loss per share from discontinued operations	(0.04)	—	(0.04)	—
Net income per share – basic	$0.76	$0.82	$1.38	$1.57

Net Income per Share – Diluted:
Income per share from continuing operations	$0.80	$0.81	$1.41	$1.56
Loss per share from discontinued operations	(0.04)	—	(0.04)	—
Net income per share – diluted	$0.76	$0.81	$1.37	$1.56

Weighted Average Shares Outstanding:

Basic	30,274,300	30,096,500	30,226,600	30,379,700

Diluted	30,397,000	30,210,700	30,345,400	30,492,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Income	$23.4	$25.0	$42.2	$48.2
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	12.9	(0.7)	(35.8)	(2.4)

Unrealized gains (losses) on derivative instruments	1.9	2.2	(9.7)	5.1
Less: Reclassification adjustment for losses on derivative instruments included in net income	2.1	0.8	3.6	2.2

Reclassification adjustment for amortization of postretirement benefit plans' costs included in net periodic benefit cost	(0.7)	0.8	(1.3)	1.6
Other Comprehensive (Loss) Income	16.2	3.1	(43.2)	6.5
Comprehensive (Loss) Income	$39.6	$28.1	$(1.0)	$54.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$257.7	$290.3
Accounts receivable, net	106.7	93.9
Inventories	106.1	108.4
Income taxes receivable	—	11.5
Current deferred income tax benefits	8.1	9.2
Assets held for sale	9.1	—
Other current assets	6.5	6.1
Total Current Assets	494.2	519.4

Property, Plant and Equipment, net	318.7	362.0
Investment in Equity Affiliates	68.2	67.8
Goodwill	125.3	125.5
Intangible Assets	87.1	89.3
Other Assets	21.3	22.6
Total Assets	$1,114.8	$1,186.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$3.2	$2.9
Accounts payable	37.2	44.8
Income taxes payable	2.7	—
Accrued expenses	76.5	75.8
Total Current Liabilities	119.6	123.5

Long-Term Debt	394.9	437.2
Pension and Other Postretirement Benefits	36.1	34.1
Deferred Income Tax Liabilities	67.3	71.4
Other Liabilities	32.8	31.4
Total Liabilities	650.7	697.6
Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 30,474,304 and 30,465,522 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3.0	3.0
Additional paid-in-capital	51.9	49.8
Retained earnings	528.9	512.7
Accumulated other comprehensive loss, net of tax	(119.7)	(76.5)
Total Stockholders’ Equity	464.1	489.0
Total Liabilities and Stockholders’ Equity	$1,114.8	$1,186.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2013	31,423,427	$3.1	$43.3	$520.0	$(5.0)	$561.4
Net income				48.2		48.2
Other comprehensive loss, net of tax					6.5	6.5
Dividends declared ($0.72 per share)				(22.0)		(22.0)
Restricted stock issuances, net	198,180	—	—			—
Stock-based employee compensation expense			3.0			3.0
Excess tax benefits of stock-based employee compensation			0.6			0.6
Stock issued to directors as compensation	1,138	—	—			—
Purchases and retirement of common stock	(1,161,812)	(0.1)		(52.5)		(52.6)
Balance, June 30, 2014	30,460,933	$3.0	$46.9	$493.7	$1.5	$545.1

Balance, December 31, 2014	30,465,522	$3.0	$49.8	$512.7	$(76.5)	$489.0
Net income				42.2		42.2
Other comprehensive income, net of tax					(43.2)	(43.2)
Dividends declared ($0.76 per share)				(23.1)		(23.1)
Restricted stock issuances, net	70,449	—	—			—
Stock-based employee compensation expense			1.5			1.5
Excess tax benefits of stock-based employee compensation			0.5			0.5
Stock issued to directors as compensation	1,698	—	0.1			0.1
Purchases and retirement of common stock	(63,365)	—		(2.9)		(2.9)
Balance, June 30, 2015	30,474,304	$3.0	$51.9	$528.9	$(119.7)	$464.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
Operating
Net income	$42.2	$48.2
Less: Loss from discontinued operations	(1.1)	—
Income from continuing operations	43.3	48.2
Non-cash items included in net income:
Depreciation and amortization	19.5	23.6
Restructuring-related impairment	3.5	—
Deferred income tax provision	0.9	2.9
Pension and other postretirement benefits	2.3	2.1
Stock-based compensation	1.6	3.0
Income from equity affiliates	(4.2)	(0.9)
Gain on sale of intangible assets	(4.3)	—
Excess tax benefits of stock-based awards	(0.5)	(0.6)
Cash dividends received from equity affiliates	3.9	4.4
Other items	0.5	(2.1)
Changes in operating working capital:
Accounts receivable	(17.9)	(16.5)
Inventories	(4.4)	(0.9)
Prepaid expenses	(0.7)	(0.9)
Accounts payable	(1.6)	3.8
Accrued expenses	(0.7)	(5.6)
Accrued income taxes	14.2	(4.0)
Net changes in operating working capital	(11.1)	(24.1)
Net cash provided by operating activities of:
- Continuing operations	55.4	56.5
- Discontinued operations	0.3	0.9
Net Cash Provided by Operations	55.7	57.4
Investing
Capital spending	(9.1)	(15.1)
Capitalized software costs	(0.5)	(0.2)
Acquisitions, net of cash acquired	(0.4)	(2.4)
Investment in equity affiliates	—	(8.8)
Other investing	2.4	(1.5)
Net Cash Used in Investing	(7.6)	(28.0)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
Financing
Cash dividends paid to SWM stockholders	(23.1)	(22.0)
Changes in short-term debt	0.3	0.2
Proceeds from issuances of long-term debt	27.4	210.0
Payments on long-term debt	(62.0)	(146.2)
Purchases of common stock	(2.9)	(52.6)
Excess tax benefits of stock-based awards	0.5	0.6
Net Cash Used in Financing	(59.8)	(10.0)
Effect of exchange rate changes on cash and cash equivalents	(20.9)	—
Increase in cash and cash equivalents	(32.6)	19.4
Cash and cash equivalents at beginning of period	290.3	272.0
Cash and cash equivalents at end of period	$257.7	$291.4

Supplemental Cash Flow Disclosures
Cash paid for interest	$3.7	$2.6
Cash (recovered) paid for taxes, net	$(4.0)	$9.7
Capital Spending in accounts payable and accrued liabilities	$2.6	$1.9

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

The primary products we sell to the tobacco industry include cigarette, plug wrap and base tipping papers, or Cigarette Papers, which are used to wrap various parts of a cigarette, and reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars. We sell these products directly to tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. We also sell a diverse mix of products to non-tobacco industries, including low volume, high-value engineered papers and commodity paper grades produced, among other reasons, to maximize our machine utilization. In December 2013, we acquired DelStar, Inc., or DelStar, a manufacturer of plastic netting and other resin-based products mainly focused on the filtration and medical market segments. The acquisition of DelStar diversifies SWM's global presence in advanced materials, particularly in filtration. In December 2014, we acquired in two separate transactions certain assets from Pronamic Industries, Inc. and Smith & Nephew's Advanced Wound Management Division which we expect to complement the DelStar acquisition and which have been incorporated into our Filtration operating segment.

We conduct business in over 90 countries and operate 17 production locations worldwide, with locations in the United States, United Kingdom, Canada, France, Luxembourg, Russia, Brazil, China and Poland. We also have a 50% equity interest in two joint ventures in China: China Tobacco Mauduit (Jiangmen) Paper Industry Ltd., or CTM, which produces cigarette and porous plug wrap papers, and China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS, which produces RTL.

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

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). The new guidance specifies how and when an entity will recognize revenue arising from contracts with customers and requires entities to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The Company is currently in the process of evaluating the impact of the adoption on the consolidated financial statements.

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

In February 2015, FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective approach to adoption or a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on the consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liabilities, consistent with treatment of debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. The Company is currently in the process of evaluating the impact of the adoption on the consolidated financial statements.

In May 2015, FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." Currently, investments valued using the practical expedient are categorized within the fair value hierarchy. There is diversity in how certain investments measured at net asset value with future redemption dates should be categorized within the fair value hierarchy which this update addresses. If an investment has its fair value measured at net asset value per share (or its equivalent) using the practical expedient, it should not be categorized in the fair value hierarchy. Removing these types of investments from the fair value hierarchy chart eliminates the diversity in classification of these investments and ensures that all investments categorized in the fair value hierarchy are classified consistently. Investments that calculate net asset value per share (or its equivalent) without the use of the practical expedient will continue to be included in the fair value hierarchy. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on the consolidated financial statements.

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

Components of accumulated other comprehensive loss were as follows ($ in millions):

	June 30, 2015	December 31, 2014
Accumulated pension and OPEB liability adjustments, net of income tax of $21.7 million and $21.0 million at June 30, 2015 and December 31, 2014, respectively	$(39.7)	$(38.4)
Accumulated unrealized loss on derivative instruments, net of income tax of $0.3 million and $0.0 million at June 30, 2015 and December 31, 2014, respectively	(14.4)	(8.3)
Accumulated unrealized foreign currency translation adjustments	(65.6)	(29.8)
Accumulated other comprehensive loss	$(119.7)	$(76.5)

Changes in the components of accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	June 30, 2015			June 30, 2014
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$(1.1)	$0.4	$(0.7)	$1.3	$(0.5)	$0.8
Unrealized gain (loss) on derivative instruments	4.1	(0.1)	4.0	3.0	—	3.0
Unrealized foreign currency translation adjustments	12.9	—	12.9	(0.7)	—	(0.7)
Total	$15.9	$0.3	$16.2	$3.6	$(0.5)	$3.1

	Six Months Ended
	June 30, 2015			June 30, 2014
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$(2.0)	$0.7	$(1.3)	$2.5	$(0.9)	$1.6
Unrealized (loss) gain on derivative instruments	(6.4)	0.3	(6.1)	6.8	0.5	7.3
Unrealized foreign currency translation adjustments	(35.8)	—	(35.8)	(2.4)	—	(2.4)
Total	$(44.2)	$1.0	$(43.2)	$6.9	$(0.4)	$6.5

Note 3. Business Acquisition

In December 2014, the Company acquired certain assets from Pronamic Industries, Inc., or Pronamic, and Smith & Nephew, or SNN. These assets were incorporated into SWM's Filtration segment. The acquisition of these assets provides further opportunities for growth into the filtration and healthcare industries. These acquisitions are being treated as business combinations and accounted for in accordance with the guidance provided by ASC 805, Business Combinations. The purchase price included initial cash payments of $30.7 million, net of $0.7 million in working capital adjustments and $0.4 million in cash paid in June 2015 primarily for the additional adjustments to the value of working capital at the acquisition date.

As part of the acquisition, an additional variable payment of up to $3.5 million could potentially be due in connection with one of the acquisitions. The ultimate payment is based on the performance of the assets over a period from the acquisition date through December 31, 2015. Of this amount, $1.0 million was recorded at the acquisition date as a payable based on management's estimate of the fair value of the variable consideration as of that date. During the first half of 2015, however, this $1.0 million was reversed through other income on the condensed consolidated statement of income based on current projections of performance of the assets through December 31, 2015.

As of June 30, 2015, the fair values of the assets acquired and liabilities assumed for the acquisition of assets from Pronamic and SNN are provisional because final appraisals have not yet been completed. The cash paid for these acquisitions and the preliminary fair values of the assets acquired and liabilities assumed as of the December 19, 2014 and December 31, 2014 acquisition dates for Pronamic assets and SNN assets, respectively, are as follows ($ in millions):

Preliminary Fair Value as Acquisition Date
Accounts receivable	$3.5
Inventory	3.2
Other current assets	0.2
Property, plant and equipment	9.3
Identifiable intangible assets	11.6
Total Assets	27.8

Accounts payable	1.4
Accrued expenses	1.4

Net assets acquired	25.0

Goodwill	5.4

Cash paid	$30.4

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

In connection with the acquisitions, the Company recorded goodwill, which represents the excess of the consideration transferred over the estimated preliminary fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to incremental revenue growth from combining the acquired assets with DelStar's existing business and workforce as well as the benefits of access to different markets and customers. Goodwill from these acquisitions was assigned to the Filtration segment. None of the goodwill is expected to be deductible for tax purposes.

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

In the three and six months ended June 30, 2015 and the fourth quarter of 2014, the Company recognized $0.3 million, $0.6 million and $1.3 million, respectively, in direct and indirect acquisition-related costs related to the purchases. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General Expense line item in the Consolidated Statements of Income.

The amounts of the unaudited pro forma Net Sales and Income from Continuing Operations of the combined entity had the acquisition date been January 1, 2014 are as follows ($ in millions):

	Net Sales	Income from Continuing Operations
2014 Supplemental Pro Forma from April 1, 2014 - June 30, 2014	$211.0	$25.7
2014 Supplemental Pro Forma from January 1, 2014 - June 30, 2014	$423.0	$49.6

Note 4. Discontinued Operations

Beginning in 2013, the Company's former paper mill in San Pedro, Philippines has been reported as a discontinued operation. This mill was previously presented as a component of our Paper segment. The physical assets at the Philippines paper mill were sold during the fourth quarter of 2013. For all periods presented, results of this mill have been removed from each individual line within the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of discontinued operations.

Included in Other Current Assets, Other Assets and Accrued Expenses within the condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	June 30, 2015	December 31, 2014
Assets of discontinued operations:
Current assets	$1.2	$1.6
Other assets	2.5	2.3

Liabilities of discontinued operations:
Current liabilities	0.6	0.1

Summary financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	$—	$—	$—	$—
Other expense	(0.9)	—	(0.9)	—
Loss from discontinued operations before income taxes	(0.9)	—	(0.9)	—
Income tax provision	(0.2)	—	(0.2)	—
Loss from discontinued operations	(1.1)	—	(1.1)	—

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

Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. Potential common shares during the respective periods are those related to dilutive stock-based compensation, including long-term share-based incentive compensation and directors’ accumulated deferred stock compensation which may be received by the directors in the form of stock or cash. A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net income per share follows ($ in millions, shares in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator (basic and diluted):
Net income	$23.4	$25.0	$42.2	$48.2
Less: Dividends paid to participating securities	—	(0.1)	(0.2)	(0.2)
Less: Undistributed earnings available to participating securities	(0.3)	(0.2)	(0.3)	(0.3)
Undistributed and distributed earnings available to common stockholders	$23.1	$24.7	$41.7	$47.7

Denominator:
Average number of common shares outstanding	30,274.3	30,096.5	30,226.6	30,379.7
Effect of dilutive stock-based compensation	122.7	114.2	118.8	113.2
Average number of common and potential common shares outstanding	30,397.0	30,210.7	30,345.4	30,492.9

There were no anti-dilutive stock options during the three or six month periods ended June 30, 2015 or 2014.

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

	June 30, 2015	December 31, 2014
Raw materials	$33.1	$35.1
Work in process	19.8	17.4
Finished goods	39.4	40.4
Supplies and other	13.8	15.5
Total	$106.1	$108.4

Note 7. Goodwill

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2015 were as follows ($ in millions):

	Reconstituted Tobacco	Filtration	Total
Goodwill as of December 31, 2014	$5.3	$120.2	$125.5
Foreign currency translation adjustments	(0.4)	0.2	(0.2)
Goodwill as of June 30, 2015	$4.9	$120.4	$125.3

Note 8. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	June 30, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Impact	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Impact	Net Carrying Amount
Amortized intangible assets
Customer-related intangibles (Reconstituted Tobacco)	$10.0	$10.0	$—	$—	$10.0	$10.0	$—	$—
Customer Relationships (Filtration)	51.4	3.3	—	48.1	51.4	2.1	—	49.3
Developed Technology (Filtration)	16.0	1.8	(0.1)	14.1	16.0	1.2	—	14.8
Customer Contracts (Filtration)	1.9	0.3	—	1.6	1.9	—	—	1.9
Patents (Filtration)	1.5	—	—	1.5	1.5	—	—	1.5
Total	$80.8	$15.4	$(0.1)	$65.3	$80.8	$13.3	$—	$67.5

Unamortized intangible assets (Filtration)
Trade names	$21.8				$21.8

Amortization expense of intangible assets was $1.0 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively, and $2.1 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively. Finite-lived intangibles in the Filtration segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $4.0 million in each of the next five years.

Note 9. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $5.2 million and $3.2 million in the three months ended June 30, 2015 and 2014, respectively, and $9.2 million and $3.3 million in the six months ended June 30, 2015 and 2014, respectively.

Reconstituted Tobacco segment restructuring and impairment expenses were $5.3 million and $3.2 million for the three months ended June 30, 2015 and 2014, respectively, and $9.1 million and $3.3 million, respectively, for the six months ended June 30, 2015 and 2014. During the six months ended June 30, 2015, restructuring and impairment expenses were composed of $5.6 million in severance accruals for employees at our Quimperlé and Spay, France facilities as well as $3.5 million in loss recognized to adjust the recorded value of equipment at our Philippines RTL location to its estimated fair value as discussed in more detail below. The 2014 restructuring expenses primarily related to a voluntary early retirement program at our Spay, France facility related to previously announced actions.

Additionally, the Company incurred $0.1 million and $0.3 million in restructuring expenses during the three months and six months ended June 30, 2015, respectively related to accruals for severance expenses within supporting overhead departments which were not allocated to a specific segment. In the three months ended June 30, 2015, the Company also reversed $0.2 million in previously accrued severance costs in our Filtration segment resulting from one of our business acquisitions in December 2014.

Restructuring liabilities were classified within Accrued Expenses in each of the consolidated balance sheets as of June 30, 2015 and December 31, 2014. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended June 30, 2015 and December 31, 2014 are summarized as follows ($ in millions):

	Six Months Ended	Year Ended
	June 30, 2015	December 31, 2014
Balance at beginning of year	$8.7	$4.7
Accruals for announced programs	5.9	11.2
Cash payments	(4.3)	(6.3)
Exchange rate impacts	(0.7)	(0.9)
Balance at end of period	$9.6	$8.7

Long-lived assets to be sold are classified as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the assets; the asset are available for immediate sale in present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; the sale of the assets is probable, and transfer of the assets is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the assets beyond one year; the assets are being actively marketed for sale at a price that is reasonable in relation to current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

A long-lived asset that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. The fair value of a long-lived asset less any costs to sell is assessed each reporting period it remains classified as held for sale and report any reduction in fair value as an adjustment to the carrying value of the asset. Upon being classified as held for sale depreciation is ceased. Long-lived assets to be disposed of other than by sale are continued to be depreciated. Upon determining that a long-lived asset meets the criteria to be classified as held for sale, the assets and liabilities of the disposal group, if material, are reported in the line item "Assets held for sale" in our condensed consolidated balance sheets.

As a result of the decision to dispose of the Company’s mothballed RTL facility in the Philippines in early 2015, the physical assets of this entity that are expected to be sold within one year of the balance sheet date were reclassified from Property, Plant and Equipment, net, and are now reflected as assets held for sale on the accompanying condensed consolidating balance sheets. These assets are included in the Reconstituted Tobacco segment. As discussed above, during the three and six months ending June 30, 2015, the Company incurred $2.8 million and $3.5 million in impairment expense to write-down the carrying value of this equipment to its estimated fair value.

Note 10. Debt

Total debt is summarized in the following table ($ in millions):

	June 30, 2015	December 31, 2014
Credit Agreement - U.S. dollar borrowings	$369.0	$354.0
Credit Agreement - euro borrowings	16.7	71.1
French Employee Profit Sharing	11.7	14.6
Bank Overdrafts	0.7	0.4
Total Debt	398.1	440.1
Less: Current debt	(3.2)	(2.9)
Long-Term Debt	$394.9	$437.2

Credit Agreement

The Company currently has in place a five-year unsecured revolving credit facility, or Credit Agreement, which provides for borrowing capacity of $500 million in U.S. dollars or a $300 million equivalent sublimit in euros, with an option to increase borrowing capacity by $200 million, subject to the discretion of the lenders. The Credit Agreement contains representations and warranties customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.00 and (b) a minimum interest coverage ratio of 3.50. The Company was in compliance with all of its covenants under the Credit Agreement at June 30, 2015. The outstanding amounts under the facility are due upon maturity in December 2018.

Under the Credit Agreement, interest rates are based on the London Interbank Offered Rate plus an applicable margin that varies from 1.25% to 2.00% depending on the Net Debt to EBITDA Ratio, as defined in the Credit Agreement.  The Company will incur commitment fees at an annual rate of 0.20% to 0.30% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to EBITDA Ratio. As of June 30, 2015, the applicable interest rate on Credit Agreement borrowings was 1.44% on U.S. dollar borrowings and 1.19% on euro borrowings.

Fair Value of Debt

At June 30, 2015 and December 31, 2014, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts as the interest rates were variable and based on current market indices.

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

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at June 30, 2015 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$1.3	Accrued Expenses	$9.5
Foreign exchange contracts	Other Assets	—	Other Liabilities	6.0
Interest rate contracts	Other Assets	—	Other Liabilities	0.8
Total derivatives designated as hedges		$1.3		$16.3

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

The following table provides the gross effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Unrealized (Loss) Gain Recognized in AOCI on Derivatives, Net of Tax				Loss Reclassified from AOCI
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Foreign exchange contracts	$1.8	$2.5	$(9.5)	$5.6	$(2.1)	$(0.8)	$(3.6)	$(2.2)
Interest rate contracts	0.1	(0.3)	(0.2)	(0.5)	—	—	—	—
Total	$1.9	$2.2	$(9.7)	$5.1	$(2.1)	$(0.8)	$(3.6)	$(2.2)

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three or six months ended June 30, 2015 and 2014.

The following table provides the effect that derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of (Loss) Gain Recognized in Other Income / Expense
	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Foreign exchange contracts	$(0.5)	$—	$(1.6)	$0.1

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

Both Raw Materials Assessments are presently on appeal in separate chambers of the Federal Supreme Court of Brazil. SWM-B won a favorable ruling in both assessments at the first level, then lost Assessment 1 on appeal and won Assessment 2 on appeal. Assessment 1 is before the court on SWM-B's appeal of a procedural question which, if decided favorably, would invalidate Assessment 1. If decided against SWM-B, the lower court would be notified to send the case records to the Federal Supreme Court for a decision on the merits.  Assessment 2 is before the Federal Supreme Court of Brazil on the State's appeal on the merits and will be finally decided by the action of the chamber of the court hearing the matter, unless there is a prior decision by a chamber of the Federal Supreme Court on Assessment 1 that is in contradiction, in which case the conflict between the rulings of the different chambers would be decided by the Federal Supreme Court sitting as a whole.  No docket entry has been made yet regarding argument on either assessment.   Based on the foreign currency exchange rate at June 30, 2015, the Raw Materials Assessments totaled approximately $33 million, of which approximately $15 million is covered by the above-discussed indemnification.

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

SWM-B's challenges to the first two sets of Electricity Assessments were unsuccessful at the first administrative level, but different appeals chambers of the Conselho de Contribuintes reached different conclusions about these assessments, causing the State to appeal the first assessment and SWM-B to appeal the second assessment to the full Conselho de Contribuintes. In October and November 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second electricity assessments. The State issued notices to SWM-B to pay approximately $8.0 million in the second electricity assessment, based on the foreign currency exchange rate at June 30, 2015. SWM-B filed a challenge to the second electricity assessment in further court proceedings in the state judicial system and was granted a preliminary injunction against enforcement. SWM-B expects to shortly receive a notice to pay approximately $4.0 million in the first electricity assessment, and to challenge the first electricity assessment in further court proceedings in the state judicial system as well. SWM-B's challenge to the third electricity assessment (approximately $4.0 million as of June 30, 2015) remains pending at the first administrative level (Junta de Revisão Fiscal).

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

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three or six months ended June 30, 2015 and 2014 were as follows ($ in millions):

	Three Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$0.3	$0.4	$—	$—
Interest cost	1.3	1.1	0.1	0.2	—	0.1
Expected return on plan assets	(1.7)	(2.2)	—	(0.1)	—	—
Amortizations and other	1.4	1.2	0.3	0.2	(0.1)	(0.2)
Net periodic benefit cost	$1.0	$0.1	$0.7	$0.7	$(0.1)	$(0.1)

	Six Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$0.6	$0.7	$—	$—
Interest cost	2.6	2.8	0.2	0.4	—	0.1
Expected return on plan assets	(3.5)	(3.7)	(0.1)	(0.2)	—	—
Amortizations and other	2.8	2.2	0.6	0.5	(0.2)	(0.3)
Net periodic benefit cost	$1.9	$1.3	$1.3	$1.4	$(0.2)	$(0.2)

During the fiscal year ending December 31, 2015, the Company expects to recognize approximately $5.2 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $1.1 million for its French pension plans.

Note 14. Income Taxes

For interim financial reporting, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with ASC No. 740-270 “Accounting for Income Taxes in Interim Periods.” The rate so determined is used in providing for income taxes on a year-to-date basis. As the year progresses, the Company refines the estimates of the year’s taxable income as new information becomes available. This continual estimation process can result in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. Our effective tax rate could also fluctuate due to changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items. Jurisdictions with a projected loss for the year or an actual year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective rate calculations could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings verses annual projections.

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

All unrecognized tax positions would impact the Company's effective tax rate if recognized. The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated statement of income. There were no material income tax penalties or interest accrued during the three or six months ended June 30, 2015 or 2014.

Our effective tax rate from continuing operations was 23.0% and 20.8% for the three months ended June 30, 2015 and 2014, respectively, and increased primarily due to losses at our Philippines RTL entity for which we did not record a tax benefit. Our effective tax rate from continuing operations was 23.5% and 25.6% for the six months ended June 30, 2015 and 2014, respectively, and the decrease is attributed to a change in our geographic mix of earnings with a concentration of earnings from lower taxed jurisdictions as well as the global asset realignment actions taken during the early part of 2014 to improve the Company's use of critical assets.

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

($ in millions)	Net Sales
	Three Months Ended				Six months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
Paper	$107.4	59.1%	$125.1	61.4%	$216.0	58.4%	$253.9	62.2%
Reconstituted Tobacco	33.9	18.6	46.4	22.8	72.8	19.7	90.6	22.2
Filtration	40.6	22.3	32.1	15.8	81.1	21.9	63.8	15.6
Total Consolidated	$181.9	100.0%	$203.6	100.0%	$369.9	100.0%	$408.3	100.0%

($ in millions)	Operating Profit
	Three Months Ended				Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
Paper	$20.3	84.6%	$21.6	70.8%	$36.4	78.3%	$44.1	69.3%
Reconstituted Tobacco	5.9	24.6	11.7	38.4	16.8	36.1	27.9	43.9
Filtration	5.3	22.1	3.9	12.8	7.9	17.0	4.3	6.8
Unallocated	(7.5)	(31.3)	(6.7)	(22.0)	(14.6)	(31.4)	(12.7)	(20.0)
Total Consolidated	$24.0	100.0%	$30.5	100.0%	$46.5	100.0%	$63.6	100.0%

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in our Annual Report on Form 10-K for the year ended December 31, 2014. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products, our future prospects and other matters. These statements are based on certain assumptions and estimates that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and the section entitled "Forward-Looking Statements" at the end of this Item 2. Unless the context indicates otherwise, references to "SWM", "we", "us", "our", the "Company" or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

Summary

($ in millions, except per share amounts)	Three Months Ended				Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
Net sales	$181.9	100.0%	$203.6	100.0%	$369.9	100.0%	$408.3	100.0%
Gross profit	54.8	30.1	59.2	29.1	106.2	28.7	116.8	28.6
Restructuring & impairment expense	5.2	2.9	3.2	1.6	9.2	2.5	3.3	0.8
Operating profit	24.0	13.2	30.5	15.0	46.5	12.6	63.6	15.6
Interest expense	1.9	1.0	2.1	1.0	3.6	1.0	3.6	0.9
Income from continuing operations	24.5	13.5	25.0	12.3	43.3	11.7	48.2	11.8
Loss from discontinued operations	(1.1)	(0.6)	—	—	(1.1)	(0.3)	—	—
Net income	23.4	12.9%	25.0	12.3%	42.2	11.4%	48.2	11.8%
Diluted earnings per share from continuing operations	$0.80		$0.81		$1.41		$1.56
Diluted earnings per share	$0.76		$0.81		$1.37		$1.56
Cash provided by operations	$44.5		$39.1		$55.7		$57.4
Capital spending	$3.9		$7.0		$9.1		$15.1

Second Quarter Highlights

In the three months ended June 30, 2015, SWM reported net income of $23.4 million on total net sales of $181.9 million. Compared to the prior-year period, net sales decreased $21.7 million due primarily to $21.8 million of unfavorable currency translation impacts mainly driven by a weaker euro. While the Paper and Reconstituted Tobacco segments were impacted by lower average selling prices in LIP paper, lower sales volumes and an overall unfavorable mix of products sold, the Filtration segment benefited from $8.1 million in net sales from the business acquisitions made in December 2014.

Gross profit declined $4.4 million to $54.8 million in the three months ended June 30, 2015 compared with $59.2 million in the prior-year period primarily due to $4.4 million in unfavorable net foreign currency impacts mainly driven by a weaker euro. In the Paper and Reconstituted Tobacco segments, lower average selling prices along with lower sales volumes were partially offset by lower manufacturing expenses. The Filtration segment benefited primarily from higher volumes resulting from business acquisitions made in December 2014 along with modest growth in the organic business which was impacted by volatility in the oil and mining industries.

Cash provided by operations was $44.5 million in the second quarter of 2015 compared to $39.1 million in the prior-year period. The $5.4 million increase was due primarily to $13.2 million favorable quarter over quarter net change in operating working capital partially offset by certain non-cash adjustments including $2.5 million of income recognized from equity affiliates generated by China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS, our Chinese RTL joint venture, which began operations in late 2014 and $4.3 million net gain from the recognition of the sale of water rights at our Spotswood, New Jersey facility for which cash was received in a prior period. Uses of cash during the second quarter of 2015 included $3.9 million of capital spending, $11.5 million cash dividends paid to SWM stockholders and $46.8 million net repayments of debt.

Year-to-Date Highlights

In the six months ended June 30, 2015, SWM reported net income of $42.2 million on total net sales of $369.9 million. Compared to the prior-year period, net sales decreased $38.4 million due primarily to $39.6 million of unfavorable currency translation impacts mainly driven by a weaker euro. While the Paper and Reconstituted Tobacco segments were impacted by lower average selling prices in LIP paper, lower sales volumes and an overall unfavorable mix of products sold, the Filtration segment benefited from $15.2 million in net sales from the business acquisitions made in December 2014 along with some growth in the organic business.

Gross profit declined $10.6 million to $106.2 million in the six months ended June 30, 2015 compared with $116.8 million in the prior-year period primarily due to $9.5 million in unfavorable net foreign currency impacts mainly driven by a weaker euro. In the Paper segment, lower average selling prices along with increased costs resulting largely from inefficiencies from the restart of a newly rebuilt production line at one of our French facilities during the first quarter of 2015 were partially offset by improved overhead absorption. The Reconstituted Tobacco segment was impacted by lower average selling prices, lower volumes and an unfavorable mix of products sold partially offset by lower manufacturing, inflationary and overhead costs. The Filtration segment benefited from higher volumes associated with the business acquisitions made in December 2014 along with growth in the organic business and lower purchase accounting fair market value adjustments in inventory in 2015.

Cash provided by operations was $55.7 million in the first half of 2015 compared to $57.4 million in the prior-year period. The $1.7 million decrease was due primarily to lower net income, combined with the impact of certain non-cash adjustments to net income, including $2.9 million lower amortization associated with the inventory step up value from Filtration segment acquisitions in December 2014 and 2013, higher income from equity affiliates generated by the startup of our CTS joint venture in late 2014, and $4.3 million net gain from the recognition of the sale of water rights at our Spotswood, New Jersey facility for which the cash was received in a prior period. This was partially offset by $13.0 million favorable year-over-year net change in operating working capital and the non-cash impact of $3.5 million of restructuring impairment at our Philippines RTL site. Uses of cash during the six months ended June 30, 2015 included $9.1 million of capital spending, $23.1 million cash dividends paid to SWM stockholders, and $34.3 million net repayments of debt.

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014

Net Sales
(dollars in millions)

	Three Months Ended
	June 30, 2015	June 30, 2014	Change	Percent Change	Consolidated Sales Volume Change
Paper	$107.4	$125.1	$(17.7)	(14.1)%	(5.0)%
Reconstituted Tobacco	33.9	46.4	(12.5)	(26.9)	(4.8)
Filtration	40.6	32.1	8.5	26.5	N.M.
Total	$181.9	$203.6	$(21.7)	(10.7)%	(4.9)%
 N.M. - Not Meaningful

Net sales were $181.9 million in the three months ended June 30, 2015 compared with $203.6 million in the prior-year period. The decrease in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes due to net currency impacts	(21.8)	(10.7)%
Changes due to royalty income	(0.5)	(0.2)
Changes in volume, product mix and selling prices	0.5	0.2
Changes due to discounts, returns and allowances	0.1	—
Total	$(21.7)	(10.7)%

The Paper segment's net sales during the three months ended June 30, 2015 of $107.4 million decreased by $17.7 million, or 14.1%, versus $125.1 million in the prior-year period.  This decrease in net sales was primarily the result of $14.7 million of unfavorable foreign currency translation impacts, mainly from a weaker euro and a combined $2.7 million impact of lower average selling prices and lower sales volumes partially offset by a favorable overall mix of products sold.

The Reconstituted Tobacco segment's net sales during the three months ended June 30, 2015 of $33.9 million decreased by $12.5 million, or 26.9%, compared with $46.4 million in the prior-year period.  This decrease in net sales of the Reconstituted Tobacco segment resulted primarily from $6.8 million in unfavorable foreign currency translation impacts and a combined $5.6 million impact of lower sales volumes and an unfavorable mix of products sold.

The increase of $8.5 million, or 26.5%, in net sales generated by our Filtration segment of $40.6 million compared to $32.1 million in the prior-year period was primarily due to $8.1 million in net sales from acquisitions made in December 2014.

Gross Profit
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2015	June 30, 2014	Change		2015	2014
Net Sales	$181.9	$203.6	$(21.7)	(10.7)%	100.0%	100.0%
Cost of products sold	127.1	144.4	(17.3)	(12.0)	69.9	70.9
Gross Profit	$54.8	$59.2	$(4.4)	(7.4)%	30.1%	29.1%

The $4.4 million decrease in gross profit during the three months ended June 30, 2015 versus the prior-year period was primarily due to approximately $4.4 million of unfavorable net foreign currency impacts mainly driven by a weaker euro. In the Paper and Reconstituted Tobacco segments, lower average selling prices and lower sales volumes were partially offset by lower manufacturing expenses. The Filtration segment benefited from higher sales volumes resulting primarily from business acquisitions made in December 2014.

Nonmanufacturing Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2015	June 30, 2014	Change		2015	2014
Selling expense	5.1	5.5	$(0.4)	(7.3)%	2.8%	2.7%
Research expense	3.7	4.2	(0.5)	(11.9)	2.0	2.1
General expense	16.8	15.8	1.0	6.3	9.3	7.8
Nonmanufacturing expenses	$25.6	$25.5	$0.1	0.4%	14.1%	12.5%

Nonmanufacturing expenses in the three months ended June 30, 2015 increased by $0.1 million to $25.6 million from $25.5 million in the prior-year period due primarily to $1.9 million in higher incremental costs from acquisitions and $0.6 million in incremental costs from the operations of our Luxembourg office which was established in late 2014, partially offset by approximately $1.9 million in favorable currency translation impacts mainly from a weaker euro and $0.7 million in lower expenditures resulting from reorganization measures taken in our research and development and sales and marketing units.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $5.2 million in the three months ended June 30, 2015 compared with $3.2 million in the three months ended June 30, 2014. In the 2015 period, the restructuring expense primarily related to the implementation of a previously announced voluntary retirement program available to certain employees at our Spay, France facility. This restructuring expense will be accrued over the remaining service lives of the affected employees, of which $2.5 million was recognized during the three months ended June 30, 2015. During 2015, we also recognized a loss of $2.8 million to write down equipment at our mothballed Philippines site to its expected recoverable sales value. In the 2014 period, the Company's restructuring expense was primarily due to the implementation, late in the first quarter 2014, of a voluntary retirement program available to certain employees at our Spay, France facility, for which the restructuring expense was accrued over the remaining service lives of the affected employees.

Operating Profit
(dollars in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	June 30, 2015	June 30, 2014	Change		2015	2014
Paper	$20.3	$21.6	$(1.3)	(6.0)%	18.9%	17.3%
Reconstituted Tobacco	5.9	11.7	(5.8)	(49.6)	17.4	25.2
Filtration	5.3	3.9	1.4	35.9	13.1	12.1
Unallocated expenses	(7.5)	(6.7)	(0.8)	11.9
Total	$24.0	$30.5	$(6.5)	(21.3)%	13.2%	15.0%

Operating profit was $24.0 million in the three months ended June 30, 2015 compared with $30.5 million during the prior-year period.

The Paper segment's operating profit in the three months ended June 30, 2015 was $20.3 million, a decrease of $1.3 million, or 6.0%, from the prior-year period.  The decrease was primarily due to the combined impact of lower average selling prices from LIP pricing concessions, lower sales volumes, and higher inflationary costs which decreased operating profit in the three months ended June 30, 2015 compared to the prior-year period, partially offset by a favorable overall mix of products sold and lower manufacturing expenses.

The Reconstituted Tobacco segment's operating profit in the three months ended June 30, 2015 was $5.9 million compared to $11.7 million in the prior-year period.  The decrease of $5.8 million was primarily due to approximately $2.3 million in unfavorable currency translation impacts, primarily due to a weaker euro. Additionally, the year-over-year decrease was impacted by a $4.0 million combination of lower volumes and an unfavorable mix of products sold, partially offset by the combined $1.6 million impact of lower manufacturing and inflationary costs and improved overhead absorption.

The Filtration segment's operating profit in the three months ended June 30, 2015 was $5.3 million compared to $3.9 million in the prior year period. The increase of $1.4 million Filtration segment's operating profit during the three months ended June 30, 2015 compared to the prior-year period was positively impacted by incremental operating profit resulting from acquisitions made in December 2014.

Non-Operating Expenses

Interest expense was $1.9 million in the three months ended June 30, 2015, a decrease of $0.2 million from $2.1 million in the prior-year period.  The weighted average effective interest rate on our debt facilities was approximately 1.43% and 1.50% for the three months ended June 30, 2015 and 2014, respectively.

Other income, net was $6.1 million during the three months ended June 30, 2015. The $3.3 million increase in other income, net compared to $2.8 million in the three months ended June 30, 2014 was due primarily to the recognition of a gain of $4.3 million related to the sale of water rights at our Spotswood, New Jersey facility as well as a $0.5 million reversal of accrued contingent consideration related to an acquisition made in the Filtration segment in December 2014, partially offset by $1.2 million in transactional foreign currency losses and $0.6 million in lower interest income.

Income Taxes

A $6.5 million provision for income taxes in the three months ended June 30, 2015 resulted in an effective tax rate of 23.0% compared with 20.8% in the prior year period.  The increase in the effective tax rate was primarily attributed to losses at our Philippines RTL entity for which we did not record a tax benefit.

Income from Equity Affiliates

Income from equity affiliates was $2.8 million in the three months ended June 30, 2015 compared with $0.3 million during the prior-year period and reflected the results of operations of China Tobacco Mauduit (Jiangmen) Paper Industry Ltd., or CTM, our cigarette paper joint venture in China, and CTS. The increase in earnings was driven by the commencement of operations at CTS in late 2014.

Discontinued Operations

Because we closed our Philippines mill, as previously reported, the results of this mill were reported as discontinued operations for all periods presented.  Consequently, this mill's results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation. The loss from discontinued operations of $1.1 million incurred in the three months ended June 30, 2015 related to the write down to estimated recoverable value of certain assets at our closed Philippines mill as well as recognition of estimated taxes due to the local taxing authority.

Net Income and Income per Share

Net income in the three months ended June 30, 2015 was $23.4 million, or $0.76 per diluted share, compared with $25.0 million, or $0.81 per diluted share, during the prior-year period.  The decrease in net income was primarily due to lower average selling prices and lower sales volume as well as unfavorable currency translation impacts of approximately $3.3 million, or $0.11 per diluted share. These factors were partially offset by higher sales volumes in the Filtration segment.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

Net Sales
(dollars in millions)

	Six Months Ended
	June 30, 2015	June 30, 2014	Change	Percent Change	Consolidated Sales Volume Change
Paper	$216.0	$253.9	$(37.9)	(14.9)%	(2.6)%
Reconstituted Tobacco	72.8	90.6	(17.8)	(19.6)	0.7
Filtration	81.1	63.8	17.3	27.1	N.M.
Total	$369.9	$408.3	$(38.4)	(9.4)%	(1.4)%
 N.M. - Not Meaningful

Net sales were $369.9 million in the six months ended June 30, 2015 compared with $408.3 million in the prior-year period. The decrease in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes due to net currency impacts	(39.6)	(9.7)%
Changes due to royalty income	(0.9)	(0.2)
Changes in volume, product mix and selling prices	1.8	0.4
Changes due to discounts, returns and allowances	0.3	0.1
Total	$(38.4)	(9.4)%

The Paper segment's net sales during the six months ended June 30, 2015 of $216.0 million decreased by $37.9 million, or 14.9%, versus $253.9 million in the prior-year period.  This decrease in net sales was primarily the result of $26.3 million of unfavorable currency translation impacts, mainly resulting from a weaker euro, and a combined $13.0 million impact of lower average selling prices and lower sales volumes, partially offset by a favorable overall mix of products sold.

The Reconstituted Tobacco segment's net sales during the six months ended June 30, 2015 of $72.8 million decreased by $17.8 million, or 19.6%, compared with $90.6 million in the prior-year period.  This decrease in net sales of the Reconstituted Tobacco segment resulted primarily from approximately $13.0 million in unfavorable currency translation impacts along with a combined $4.8 million impact of lower sales volumes and an unfavorable mix of products sold.

The increase of $17.3 million, or 27.1% in net sales generated by our Filtration segment of $81.1 million compared to $63.8 million in the in the prior-year period was due primarily to $15.2 million in net sales from acquisitions made in December 2014 as well as $2.1 million in growth by the organic business.

Gross Profit
(dollars in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2015	June 30, 2014	Change		2015	2014
Net Sales	$369.9	$408.3	$(38.4)	(9.4)%	100.0%	100.0%
Cost of products sold	263.7	291.5	(27.8)	(9.5)	71.3	71.4
Gross Profit	$106.2	$116.8	$(10.6)	(9.1)%	28.7%	28.6%

The $10.6 million decrease in gross profit during the six months ended June 30, 2015 versus the prior-year period was primarily due to $9.5 million of unfavorable net foreign currency impacts mainly driven by a weaker euro. In the Paper and Reconstituted Tobacco segments, unfavorable mix of products sold, lower sales volumes and lower average selling prices along with increased costs resulting largely from inefficiencies from the restart of a newly rebuilt production line at one of our French Paper facilities during the first quarter of 2015 were partially offset by improved overhead absorption. The Filtration segment benefited from higher sales volumes associated with the business acquisitions made in December 2014 along with organic business growth and $2.9 million in lower purchase accounting fair market value adjustments in inventory in 2015.

Nonmanufacturing Expenses
(dollars in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2015	June 30, 2014	Change		2015	2014
Selling expense	$10.5	$11.0	$(0.5)	(4.5)%	2.8%	2.7%
Research expense	7.0	8.3	(1.3)	(15.7)	1.9	2.0
General expense	33.0	30.6	2.4	7.8	8.9	7.5
Nonmanufacturing expenses	$50.5	$49.9	$0.6	1.2%	13.6%	12.2%

Nonmanufacturing expenses in the six months ended June 30, 2015 increased by $0.6 million to $50.5 million from $49.9 million in the prior-year period due primarily to $3.8 million in higher incremental costs from acquisitions, and $1.2 million of incremental costs from the operations of our Luxembourg office which was established in late 2014, partially offset by approximately $3.3 million in favorable currency translation impacts mainly from a weaker euro and $1.1 million in lower expenditures resulting from reorganization measures taken in our research and development and sales and marketing units.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $9.2 million in the six months ended June 30, 2015 compared with $3.3 million in the six months ended June 30, 2014. In the 2015 period, the restructuring expense primarily related to the implementation of a previously announced voluntary retirement program available to certain employees at our Spay, France facility. This restructuring expense will be accrued over the remaining service lives of the affected employees, of which $5.6 million was recognized during the 2015 period. During 2015, the Company also recognized a loss of $0.7 million on the sale of certain equipment from our mothballed Philippines site and $2.8 million of loss recognized to write down equipment at that same Philippines site to its expected recoverable sales value. In the 2014 period, the Company's restructuring expense was primarily due to the implementation, late in the first quarter 2014, of a voluntary retirement program available to certain employees at our Spay, France facility, for which the restructuring expense was accrued over the remaining service lives of the affected employees.

Operating Profit
(dollars in millions)

	Six Months Ended			Percent Change	Return on Net Sales
	June 30, 2015	June 30, 2014	Change		2015	2014
Paper	$36.4	$44.1	$(7.7)	(17.5)%	16.9%	17.4%
Reconstituted Tobacco	16.8	27.9	(11.1)	(39.8)	23.1	30.8
Filtration	7.9	4.3	3.6	83.7	9.7	6.7
Unallocated expenses	(14.6)	(12.7)	(1.9)	15.0
Total	$46.5	$63.6	$(17.1)	(26.9)%	12.6%	15.6%

Operating profit was $46.5 million in the six months ended June 30, 2015 compared with $63.6 million during the prior-year period.

The Paper segment's operating profit in the six months ended June 30, 2015 was $36.4 million, a decrease of $7.7 million from the prior-year period.  The decrease was primarily due to the combined impact of lower average selling prices, lower sales volumes and an overall unfavorable mix of products sold, which decreased operating profit by $10.5 million in the six months ended June 30, 2015 compared to the prior-year period, along with $3.2 million of increased manufacturing and overhead costs and inefficiencies resulting largely from the restart of a newly rebuilt production line at one of our French facilities during the first quarter of 2015. This decrease was partially offset by $4.6 million in improved overhead absorption as a result of efforts to align our capacity with market demand.

The Reconstituted Tobacco segment's operating profit in the six months ended June 30, 2015 was $16.8 million compared to $27.9 million in the prior-year period.  The decrease of $11.1 million was primarily due to $5.1 million in unfavorable currency translation impacts, primarily due to a weaker euro. Additionally, the year-over-year decrease was impacted by a $5.8 million increase in restructuring expenses incurred by our French operations during 2015 as well as a combined $3.8 million impact of lower sales volumes and unfavorable mix of products sold. The Reconstituted Tobacco segment benefited from the combined $4.8 million impact of lower manufacturing, inflationary and overhead costs as a result of restructuring actions and other production efficiencies.

The Filtration segment's operating profit in the six months ended June 30, 2015 was $7.9 million compared to $4.3 million in the prior year period. The increase of $3.6 million Filtration segment's operating profit during the six months ended June 30, 2015 compared to the prior-year period was positively impacted by $2.9 million lower amortization associated with the inventory step up value from Filtration segment acquisitions in December 2014 and 2013. Operating profit in this segment was also impacted by incremental operating profit resulting from acquisitions made in December 2014 as well as growth of the organic business.

Non-Operating Expenses

Interest expense was $3.6 million in the six months ended June 30, 2015, unchanged from $3.6 million in the prior-year period.  The weighted average effective interest rate on our debt facilities was approximately 1.42% and 1.50% for the six months ended June 30, 2015 and 2014, respectively.

Other income, net was $8.2 million during the six months ended June 30, 2015. The $4.6 million increase in other income, net compared to $3.6 million during the six months ended June 30, 2014 was due primarily to the recognition of a gain of $4.3 million related to the sale of water rights at our Spotswood, New Jersey facility as well as a $1.0 million reversal of accrued contingent consideration related to an acquisition made in the Filtration segment in December 2014.

Income Taxes

A $12.0 million provision for income taxes in the six months ended June 30, 2015 resulted in an effective tax rate of 23.5% compared with 25.6% in the prior year period.  The reduction in the effective tax rate was primarily attributed to a change in our geographic mix of earnings with a concentration of earnings from lower taxed jurisdictions as well as the global asset realignment actions taken during the early part of 2014 to improve the Company's use of critical assets.

Income from Equity Affiliates

Income from equity affiliates was $4.2 million in the six months ended June 30, 2015 compared with $0.9 million during the prior-year period and reflected the results of operations of CTM and CTS. The increase in earnings was driven by the commencement of operations at CTS in late 2014.

Discontinued Operations

Because we closed our Philippines mill as previously reported, the results of this mill were reported as discontinued operations for all periods presented.  Consequently, this mill's results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation. The loss from discontinued operations of $1.1 million incurred in the six months ended June 30, 2015 related to the write down to estimated recoverable value of certain assets at our closed Philippines mill as well as recognition of estimated taxes due to the local taxing authority.

Net Income and Income per Share

Net income in the six months ended June 30, 2015 was $42.2 million, or $1.37 per diluted share, compared with $48.2 million, or $1.56 per diluted share, during the prior-year period.  The decrease in net income was primarily due to lower average selling prices, lower sales volume and unfavorable mix of products sold as well as higher restructuring costs and unfavorable currency translation impacts of approximately $5.5 million, or $0.18 per diluted share. These factors were partially offset by higher sales volumes in the Filtration segment.

Liquidity and Capital Resources

The Company has created a long-term capital allocation strategy which is focused on the following:

•	Reinvesting capital in businesses through a disciplined approach to meet global demand for value-adding solutions,

•	Returning at least one-third of annual free cash flow to stockholders via dividends and/or share repurchase programs, and

•	Retaining flexibility to execute growth opportunities in current and adjacent industries.

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the mix of products sold, sales volume and selling prices of our products, as well as changes in our production volumes, costs, foreign currency exchange rates and working capital. Our liquidity is supplemented by funds available under our Credit Agreement (as defined below) with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant.

As of June 30, 2015, $252.9 million of the Company's $257.7 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. The Company considers the undistributed earnings of certain of its foreign subsidiaries to be indefinitely reinvested overseas and currently plans to repatriate such earnings only when it is tax efficient to do so. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these other foreign subsidiaries. Certain global business realignments and other activities have been implemented that could permit the eventual repatriation of certain of these funds. The Company established a holding company in Luxembourg in 2014. As a result of the new holding company structure, some of the foreign earnings flow directly to the U.S., and these earnings are no longer considered to be permanently reinvested overseas.

We expect capital spending for 2015 to be between approximately $25 million and $30 million. We generally fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities, including the Credit Agreement.

Cash Requirements

As of June 30, 2015, we had net operating working capital of $112.0 million and cash and cash equivalents of $257.7 million, compared with net operating working capital of $99.3 million and cash and cash equivalents of $290.3 million as of December 31, 2014.  These changes primarily reflect the impacts of changes in currency exchange rates and changes in operating working capital presented on the condensed consolidated statements of cash flow.

Cash Flows from Operating Activities ($ in millions)	Six Months Ended
	June 30, 2015	June 30, 2014
Net Income	$42.2	$48.2
Less: Loss from discontinued operations	(1.1)	—
Income from continuing operations	43.3	48.2
Non-cash items included in net income:
Depreciation and amortization	19.5	23.6
Restructuring-related impairment	3.5	—
Deferred income tax provision	0.9	2.9
Pension and other postretirement benefits	2.3	2.1
Stock-based compensation	1.6	3.0
Income from equity affiliates	(4.2)	(0.9)
Gain on sale of intangible assets	(4.3)	—
Excess tax benefits of stock-based awards	(0.5)	(0.6)
Cash dividends received from equity affiliates	3.9	4.4
Other items	0.5	(2.1)
Net changes in operating working capital	(11.1)	(24.1)
Net cash provided by operating activities of:
Continuing operations	55.4	56.5
Discontinued operations	0.3	0.9
Net cash provided by operations	$55.7	$57.4

Net cash provided by operations was $55.7 million in the six months ended June 30, 2015 compared with $57.4 million in the prior-year period. Our net cash provided by operations decreased primarily due to lower net income combined with certain adjustments to net income for non-cash items including $2.9 million lower amortization associated with the inventory step up value from Filtration segment acquisitions in December 2014 and 2013, recognition of $4.3 million of gain on the sale of water rights at our Spotswood, New Jersey facility for which the cash was received in a prior period, and the non-cash impact of higher income from equity affiliates generated by CTS which began operations in late 2014. The change in net cash provided by operations was also impacted by $13.0 million favorable year-over-year net change in operating working capital and $3.5 million of restructuring-related impairment at our Philippines RTL site.

Operating Working Capital ($ in millions)	Six Months Ended
	June 30, 2015	June 30, 2014
Changes in operating working capital
Accounts receivable	$(17.9)	$(16.5)
Inventories	(4.4)	(0.9)
Prepaid expenses	(0.7)	(0.9)
Accounts payable	(1.6)	3.8
Accrued expenses	(0.7)	(5.6)
Accrued income taxes	14.2	(4.0)
Net changes in operating working capital	$(11.1)	$(24.1)

In the six months ended June 30, 2015, net changes in operating working capital used cash of $11.1 million compared to the prior-year period, in which net changes in operating working capital used cash of $24.1 million. This favorable change in working capital was primarily driven by a decrease in income taxes receivable partially offset by increases in accounts receivable from higher sales at the end of the second quarter of 2015 compared to the fourth quarter of 2014, primarily in the United States, along with increases in accounts receivable from Filtration segment business acquisitions made during December 2014.

In the six months ended June 30, 2014, net changes in operating working capital used cash flow of $24.1 million. This unfavorable change in working capital was driven primarily by an increase in accounts receivable due to higher net sales at the end of the second quarter 2014 compared to the fourth quarter 2013, increased receivables related to our French LTR unit providing construction work to CTS and utilization of open customer credits, as well as timing of income tax installment payments.

Cash Flows from Investing Activities ($ in millions)	Six Months Ended
	June 30, 2015	June 30, 2014
Capital spending	$(9.1)	$(15.1)
Capitalized software costs	(0.5)	(0.2)
Acquisitions, net of cash acquired	(0.4)	(2.4)
Investment in equity affiliates	—	(8.8)
Other	2.4	(1.5)
Cash used for investing	$(7.6)	$(28.0)

Cash used for investing activities during the six months ended June 30, 2015 was $7.6 million and consisted primarily of capital spending, compared to $28.0 million in the prior year quarter which, along with capital spending, included equity contributions to CTS and a working capital adjustment related to our acquisition of DelStar.

Cash Flows from Financing Activities ($ in millions)	Six Months Ended
	June 30, 2015	June 30, 2014
Cash dividends paid to SWM stockholders	$(23.1)	$(22.0)
Net (payments of) proceeds from borrowings	(34.3)	64.0
Purchases of common stock	(2.9)	(52.6)
Excess tax benefits of stock-based awards	0.5	0.6
Cash provided by (used in) financing	$(59.8)	$(10.0)

During the six months ended June 30, 2015, financing activities consisted primarily of share repurchases of $2.9 million in connection with the surrender of shares by employees to satisfy their personal statutory income tax withholding obligations related to equity awards which vested during the period, cash dividends of $23.1 million paid to SWM stockholders, and net repayments of borrowings of $34.3 million.

During the six months ended June 30, 2014, financing activities consisted primarily of share repurchases of $52.6 million and cash dividends of $22.0 million paid to SWM stockholders, which were partially offset by net proceeds from borrowings of $64.0 million.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On August 5, 2015, we announced a cash dividend of $0.38 per share payable on September 25, 2015 to stockholders of record as of August 28, 2015. The covenants contained in our Credit Agreement require that we maintain certain financial ratios, as disclosed in Note 10. Debt, of the notes to condensed consolidated financial statements, none of which under normal business conditions materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the six months ended June 30, 2015, we repurchased 63,365 shares of our common stock at a cost of $2.9 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations, as discussed above. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

In the six months ended June 30, 2014, we repurchased 1,161,812 shares of our common stock for $52.6 million through open market purchases in connection with our first quarter 2014 share repurchase program and for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants ($ in millions)	Six Months Ended
	June 30, 2015	June 30, 2014
Changes in short-term debt	$0.3	$0.2
Proceeds from issuances of long-term debt	27.4	210.0
Payments on long-term debt	(62.0)	(146.2)
Net (payments on) proceeds from borrowings	$(34.3)	$64.0

Net payments of long-term debt were $34.6 million during the six months ended June 30, 2015.  With the current level of borrowing and forecasted results, we expect to remain in compliance with the financial covenants contained in our Credit Agreement.

The Company's five-year unsecured revolving credit facility, or Credit Agreement, provides for borrowing capacity of $500 million and includes a $300 million equivalent sub-limit available in euro with an option to increase borrowing capacity by $200 million, subject to the discretion of the lenders.  Availability under the Credit Agreement was $113.9 million as of June 30, 2015. We also had availability under our bank overdraft facilities and lines of credit of $28.6 million as of June 30, 2015.

The Credit Agreement contains certain covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.00 and (b) a minimum interest coverage ratio of 3.50. The Company was in compliance with all of its covenants under the Credit Agreement at June 30, 2015.

Our total debt to capital ratios at June 30, 2015 and December 31, 2014 were 46.2% and 47.4%, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Outlook

SWM's solid operating foundation and technology position allow us to seize opportunities in our tobacco business by providing value-adding solutions to our customers. Smoking attrition rates in mature areas drive the overall demand decline for cigarette papers. To the extent additional countries adopt LIP legislation, we plan to build upon our technology and strong reputation in this premium application to serve our customers' additional needs for those products, which we would expect to lead to an improved margin profile in our Paper segment. The timing of potential regulations and implementations is unknown. Based on the current trend of reduced cigarette consumption, especially in the U.S. and Western Europe, we expect our tobacco paper sales volumes to be impacted by the overall industry attrition rates. Based on early customer indications, we expect an approximate 10% decline in Reconstituted Tobacco segment volumes in 2016 from planned 2015 volumes, with weakness in sales volumes potentially continuing through 2017, due to blend reformulations and significant availability of substitute low-price tobacco leaf. We are working closely with several of our customers in developing RTL for heat-non-burn reduced harm tobacco products, which may provide a longer-term partial offset to this anticipated sales volume decline.

The Company also plans to continue seeking to capitalize on growth opportunities and regulatory trends requiring more sophisticated cigarettes in design and performance. SWM expects increased demand for RTL from CTS, our RTL joint venture in China, as proposed tar delivery limits are implemented in China.

The acquisition of DelStar as well as acquisitions completed during late 2014 provided opportunities to diversify beyond the tobacco industry. These businesses comprise our Filtration segment, and we expect that growth will be driven organically by continued strong demand for filtration products and potentially additional acquisitions. We also believe that adjacencies between filtration products and certain of SWM's legacy non-tobacco offerings will allow us to realize commercial synergy growth. We expect our global platform and operational excellence programs to help our Filtration segment as well.

During 2014, we established the Advanced Fibers & Materials business unit to focus on accelerating diversification efforts outside of our tobacco and Filtration businesses. The primary focus for this business unit is product development and commercialization, leveraging our existing asset base for higher value-add applications in consumer products and industrial goods, and exploring potential acquisitions of value-added and synergistic product lines.

Worldwide economic uncertainty and its effects on foreign exchange volatility can be challenging for our global results. We serve tobacco industry customers and face competitive pressure on pricing and sales volumes worldwide due to the continued decline of cigarette consumption in Western countries. We expect pricing pressure to continue with respect to our LIP products and have commenced intellectual property litigation in Germany to protect our LIP technology. We cannot give any assurances as to the outcome of this or any other litigation. We also expect to continue to reduce costs through our operational excellence program as well as through restructuring and cost reduction activities. We expect that such cost reductions will deliver value to our customers and help mitigate anticipated inflationary and competitive pressures. In addition, we are evaluating other opportunities to address ongoing imbalances of demand and supply, particularly as tobacco industry growth is occurring primarily in regions such as Asia, in an effort to continue providing competitive and high quality, value-adding solutions in growing areas. We also intend to continue reviewing various internal and external growth opportunities, including potential acquisitions in, or adjacent to, our Filtration and Advanced Fibers and Materials business units, to diversify the Company over the long term.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act.  Forward-looking statements include, without limitation, those regarding 2015 outlook and future performance, our capital allocation strategy, including future dividend amounts, mergers and acquisitions, future market trends, future RTL operating profit, sales and volume and sales trends, smoking attrition rates, acquisition synergies, including those relating to our Filtration segment, growth prospects, capital spending, the impact of our operational excellence program and other cost savings programs, the sales and profitability of CTS, the adoption of LIP regulations in new countries (including South Korea), the margin profile in our Paper segment, European patent oppositions, currency rates and trends, demand for reconstituted tobacco, future cash flows, benefits associated with our global asset realignment, outcome of litigation (including the LIP litigation) or other disputes, purchase accounting impacts, LIP pricing, diversification efforts of our Advanced Fiber & Materials group and other statements generally identified by words such as "believe," "expect," "intend," "plan," "potential," "anticipate," "project," "appear," "should," "could," "may," "typically," "will," and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as the following factors:

•
Changes in sales or production volumes, pricing and/or manufacturing costs of reconstituted tobacco products, cigarette paper (including for lower ignition propensity cigarettes), filtration-related products due to changing customer demands (including any change by our customers in their tobacco and tobacco-related blends for their cigarettes, their target inventory levels and/or the overall demand for their products), new technologies such as e-cigarettes, inventory adjustments and rebalancings, competition or otherwise;

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

•	Increases in commodity prices and lack of availability of such commodities, including energy, wood pulp and resins, could impact the profitability of our products;

•	Adverse changes in the oil, gas and mining sectors impacting key Filtration segment customers;

•	Adverse changes in the oil, gas, and mining sectors impacting key Filtration segment customers;

•	Increases in operating costs due to inflation or otherwise, such as labor expense, compensation and benefits costs, including costs related to the comprehensive health care reform law enacted in 2010;

•	Employee retention and labor shortages;

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

•
Changes in general economic, financial and credit conditions in the U.S., Europe and elsewhere, including the impact thereof on currency exchange rates (including any weakening of the euro) and on interest rates;

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

•	The failure of one or more material suppliers, including energy, resin and pulp suppliers, to supply materials as needed to maintain our product plans and cost structure;

•	International conflicts and disputes (for example, relating to Russia and to the Ukraine), including their impact on our sales and the adoption of new LIP regulations;

•	The pace and extent of further international adoption of LIP cigarette standards and the nature of standards so adopted;

•	Risks associated with our 50%-owned, non-U.S. joint ventures relating to control and decision-making, compliance, transparency and customer relations, among others;

•	A failure in our risk management and/or currency or interest rate swaps and hedging programs, including the failures of any insurance company or counterparty;

•	Increase in interest rates or the manner in which we finance our debt and future capital needs, including potential acquisitions;

•	The number, type, outcomes (by judgment or settlement) and costs of legal, tax, regulatory or administrative proceedings and or amnesty programs, including those in Brazil;

•	The outcome and cost of LIP intellectual property litigation in Germany and the European Patent Office opposition proceedings;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at June 30, 2015 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it has repurchased during 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
First Quarter 2015	63,220	46.30
April 2015	145	46.00	—	—	—
May 2015	—	—	—	—	—
June 2015	—	—	—	—	—
Total Year-to-Date 2015	63,365	$46.30	—	$—	$—

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
10.1
Schweitzer-Mauduit International, Inc. 2015 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on April 29, 2015).

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

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

August 5, 2015

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