Form 10-Q
period 2015-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2015-11-04
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2015
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

The Company had 30,472,399 shares of common stock issued and outstanding as of November 4, 2015.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Sales	$184.4	$204.3	$554.3	$612.6
Cost of products sold	132.0	151.4	395.7	442.9
Gross Profit	52.4	52.9	158.6	169.7

Selling expense	5.5	5.5	16.0	16.5
Research expense	3.5	3.6	10.5	11.9
General expense	10.3	15.3	43.3	45.9
Total nonmanufacturing expenses	19.3	24.4	69.8	74.3

Restructuring and impairment expense	1.3	3.3	10.5	6.6
Operating Profit	31.8	25.2	78.3	88.8
Interest expense	1.7	1.8	5.3	5.4
Other income, net	1.3	2.7	9.5	6.3
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	31.4	26.1	82.5	89.7

Provision for income taxes	5.9	2.3	17.9	18.6
Income (loss) from equity affiliates, net of income taxes	0.1	(0.7)	4.3	0.2
Income from Continuing Operations	25.6	23.1	68.9	71.3
Income (loss) from Discontinued Operations	0.2	(0.1)	(0.9)	(0.1)
Net Income	$25.8	$23.0	$68.0	$71.2

Net Income per Share - Basic:
Income per share from continuing operations	$0.84	$0.76	$2.26	$2.33
Income (loss) per share from discontinued operations	0.01	—	(0.03)	—
Net income per share – basic	$0.85	$0.76	$2.23	$2.33

Net Income per Share – Diluted:
Income per share from continuing operations	$0.84	$0.76	$2.25	$2.32
Income (loss) per share from discontinued operations	0.01	—	(0.03)	—
Net income per share – diluted	$0.85	$0.76	$2.22	$2.32

Weighted Average Shares Outstanding:

Basic	30,275,400	30,098,300	30,243,000	30,284,900

Diluted	30,408,600	30,225,500	30,366,600	30,402,700
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Income	$25.8	$23.0	$68.0	$71.2
Other Comprehensive (Loss) Income, net of tax:
Foreign currency translation adjustments	(6.3)	(37.2)	(42.1)	(39.6)

Unrealized (losses) gains on derivative instruments	(15.4)	(1.9)	(25.1)	3.2
Less: Reclassification adjustment for losses on derivative instruments included in net income	3.7	0.8	7.3	3.0

Reclassification adjustment for amortization of postretirement benefit plans' costs included in net periodic benefit cost	(0.5)	0.7	(1.8)	2.3
Other Comprehensive Loss	(18.5)	(37.6)	(61.7)	(31.1)
Comprehensive Income (Loss)	$7.3	$(14.6)	$6.3	$40.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$268.5	$290.3
Accounts receivable, net	119.1	93.9
Inventories	102.4	108.4
Income taxes receivable	—	11.5
Current deferred income tax benefits	9.5	9.2
Assets held for sale	5.8	—
Other current assets	5.6	6.1
Total Current Assets	510.9	519.4

Property, Plant and Equipment, net	313.4	362.0
Investment in Equity Affiliates	66.3	67.8
Goodwill	124.5	125.5
Intangible Assets	85.6	89.3
Other Assets	19.2	22.6
Total Assets	$1,119.9	$1,186.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$3.1	$2.9
Accounts payable	39.9	44.8
Income taxes payable	1.2	—
Accrued expenses	77.8	75.8
Total Current Liabilities	122.0	123.5

Long-Term Debt	397.0	437.2
Pension and Other Postretirement Benefits	38.1	34.1
Deferred Income Tax Liabilities	68.3	71.4
Other Liabilities	34.5	31.4
Total Liabilities	659.9	697.6
Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 30,475,744 and 30,465,522 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3.0	3.0
Additional paid-in-capital	52.1	49.8
Retained earnings	543.1	512.7
Accumulated other comprehensive loss, net of tax	(138.2)	(76.5)
Total Stockholders’ Equity	460.0	489.0
Total Liabilities and Stockholders’ Equity	$1,119.9	$1,186.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2013	31,423,427	$3.1	$43.3	$520.0	$(5.0)	$561.4
Net income				71.2		71.2
Other comprehensive loss, net of tax					(31.1)	(31.1)
Dividends declared ($1.08 per share)				(33.0)		(33.0)
Restricted stock issuances, net	198,180	—	—			—
Stock-based employee compensation expense			4.3			4.3
Excess tax benefits of stock-based employee compensation			0.6			0.6
Stock issued to directors as compensation	1,996	—	0.1			0.1
Purchases and retirement of common stock	(1,161,812)	(0.1)		(52.5)		(52.6)
Balance, September 30, 2014	30,461,791	$3.0	$48.3	$505.7	$(36.1)	$520.9

Balance, December 31, 2014	30,465,522	$3.0	$49.8	$512.7	$(76.5)	$489.0
Net income				68.0		68.0
Other comprehensive income, net of tax					(61.7)	(61.7)
Dividends declared ($1.14 per share)				(34.7)		(34.7)
Restricted stock issuances, net	70,949	—	—			—
Stock-based employee compensation expense			1.7			1.7
Excess tax benefits of stock-based employee compensation			0.5			0.5
Stock issued to directors as compensation	2,638	—	0.1			0.1
Purchases and retirement of common stock	(63,365)	—		(2.9)		(2.9)
Balance, September 30, 2015	30,475,744	$3.0	$52.1	$543.1	$(138.2)	$460.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Operating
Net income	$68.0	$71.2
Less: Loss from discontinued operations	(0.9)	(0.1)
Income from continuing operations	68.9	71.3
Non-cash items included in net income:
Depreciation and amortization	29.0	34.9
Restructuring-related impairment	3.5	—
Deferred income tax provision	0.5	2.6
Pension and other postretirement benefits	3.4	2.9
Stock-based compensation	1.8	4.3
Income from equity affiliates	(4.3)	(0.2)
Gain on sale of intangible assets	(4.3)	—
Excess tax benefits of stock-based awards	(0.5)	(0.6)
Cash dividends received from equity affiliates	3.9	4.4
Other items	0.3	(0.9)
Changes in operating working capital:
Accounts receivable	(32.6)	(30.2)
Inventories	(3.0)	11.2
Prepaid expenses	—	(0.7)
Accounts payable	2.0	3.6
Accrued expenses	(1.5)	(5.1)
Accrued income taxes	12.6	(6.4)
Net changes in operating working capital	(22.5)	(27.6)
Net cash provided by operating activities of:
- Continuing operations	79.7	91.1
- Discontinued operations	0.5	0.7
Net Cash Provided by Operations	80.2	91.8
Investing
Capital spending	(14.0)	(26.2)
Capitalized software costs	(0.7)	(0.5)
Acquisitions, net of cash acquired	(0.4)	(2.3)
Investment in equity affiliates	—	(8.8)
Other investing	2.9	3.5
Net Cash Used in Investing	(12.2)	(34.3)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Financing
Cash dividends paid to SWM stockholders	(34.7)	(33.0)
Changes in short-term debt	0.2	5.5
Proceeds from issuances of long-term debt	35.5	215.3
Payments on long-term debt	(68.1)	(157.4)
Purchases of common stock	(2.9)	(52.5)
Excess tax benefits of stock-based awards	0.5	0.6
Net Cash Used in Financing	(69.5)	(21.5)
Effect of exchange rate changes on cash and cash equivalents	(20.3)	(22.0)
Increase in cash and cash equivalents	(21.8)	14.0
Cash and cash equivalents at beginning of period	290.3	272.0
Cash and cash equivalents at end of period	$268.5	$286.0

Supplemental Cash Flow Disclosures
Cash paid for interest	$5.2	$3.6
Cash (recovered) paid for taxes, net	$(3.7)	$30.5
Capital Spending in accounts payable and accrued liabilities	$1.0	$4.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1. General

Nature of Business

Schweitzer-Mauduit International, Inc., or SWM or the Company, headquartered in the United States of America, is a multinational diversified producer of highly engineered solutions and advanced materials for a variety of industries. Historically, the Company has primarily served the tobacco industry through the manufacture and sale of paper and reconstituted tobacco products, which remains a key focus. We manufacture lightweight specialty papers used in manufacturing ventilated cigarettes, reconstituted tobacco used in producing blended cigarettes, and banded papers used in the production of lower ignition propensity, or LIP, cigarettes. The Company also produces premium specialized papers for other applications and, through our Advanced Materials & Structures segment, is a specialty producer of resin-based plastic netting through an extrusion process, as well as certain meltblown products, machined plastic core tubes, and resin-based rolled products for use in other end segments, such as filtration, medical and specialty industries.

The primary products we sell to the tobacco industry include cigarette, plug wrap and base tipping papers, or Cigarette Papers, which are used to wrap various parts of a cigarette, and reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars. We sell these products directly to tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. We also sell a diverse mix of products to non-tobacco industries, including low volume, high-value engineered papers and commodity paper grades produced, among other reasons, to maximize our machine utilization. In December 2013, we acquired DelStar, Inc., or DelStar, a manufacturer of plastic netting and other resin-based products mainly focused on the filtration, industrial and medical market segments. The acquisition of DelStar diversifies SWM's global presence in advanced materials, particularly in filtration. In December 2014, we acquired in two separate transactions certain assets from Pronamic Industries, Inc. and Smith & Nephew's Advanced Wound Management Division, which we expect to complement the DelStar acquisition and which have been incorporated into our Advanced Materials & Structures (formerly Filtration) operating segment. As discussed more fully in Note 16. Subsequent Events, in October 2015, the Company completed the acquisition of Argotec Intermediate Holdings, LLC, or Argotec, a manufacturer of highly engineered thermoplastic polyurethane films for demanding specialty applications in surface protection, glass lamination and medical products. This acquisition will be incorporated into the Advanced Materials & Structures operating segment.

In September 2015, we changed the name of the Filtration segment to the Advanced Materials & Structures segment to reflect the nature of the businesses that comprise this segment.

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

The results of operations are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015.

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

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). The new guidance specifies how and when an entity will recognize revenue arising from contracts with customers and requires entities to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The Company is currently in the process of evaluating the impact of the adoption on the consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity." The update requires an entity to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances (commonly referred to as the whole-instrument approach). This guidance is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The Company is currently in the process of evaluating the impact the adoption will have on the consolidated financial statements.

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

In July 2015, FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." This update requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. The Company is currently in the process of evaluating the impact of the adoption on the consolidated financial statements.

In September 2015, FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The provisions in this Update require an entity that acquires a business to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The entity is also required to record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of the adoption on the consolidated financial statements.

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

Components of accumulated other comprehensive loss were as follows ($ in millions):

	September 30, 2015	December 31, 2014
Accumulated pension and OPEB liability adjustments, net of income tax of $22.0 million and $21.0 million at September 30, 2015 and December 31, 2014, respectively	$(40.2)	$(38.4)
Accumulated unrealized loss on derivative instruments, net of income tax of $0.5 million and $0.0 million at September 30, 2015 and December 31, 2014, respectively	(26.1)	(8.3)
Accumulated unrealized foreign currency translation adjustments	(71.9)	(29.8)
Accumulated other comprehensive loss	$(138.2)	$(76.5)

Changes in the components of accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	September 30, 2015			September 30, 2014
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$(0.8)	$0.3	$(0.5)	$1.2	$(0.5)	$0.7
Unrealized (loss) gain on derivative instruments	(11.9)	0.2	(11.7)	(1.0)	(0.1)	(1.1)
Unrealized foreign currency translation adjustments	(6.3)	—	(6.3)	(37.2)	—	(37.2)
Total	$(19.0)	$0.5	$(18.5)	$(37.0)	$(0.6)	$(37.6)

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$(2.8)	$1.0	$(1.8)	$3.7	$(1.4)	$2.3
Unrealized (loss) gain on derivative instruments	(18.3)	0.5	(17.8)	5.8	0.4	6.2
Unrealized foreign currency translation adjustments	(42.1)	—	(42.1)	(39.6)	—	(39.6)
Total	$(63.2)	$1.5	$(61.7)	$(30.1)	$(1.0)	$(31.1)

Note 3. Business Acquisition

In December 2014, the Company acquired certain assets from Pronamic Industries, Inc., or Pronamic, and Smith & Nephew, or SNN. These assets were incorporated into SWM's Advanced Materials & Structures segment. The acquisition of these assets provided further opportunities for growth into the filtration and healthcare industries. These acquisitions were treated as business combinations and accounted for in accordance with the guidance provided by ASC 805, Business Combinations. The purchase price included initial cash payments of $30.7 million, net of $0.7 million in working capital adjustments and $0.4 million in cash paid in June 2015 primarily for the additional adjustments to the value of working capital at the acquisition date.

An additional variable payment of up to $3.5 million was potentially due in connection with one of the acquisitions. The ultimate payment was to be based on the performance of the assets over a period from the acquisition date through December 31, 2015. Of this amount, $1.0 million was recorded at the acquisition date as a payable based on management's estimate of the fair value of the variable consideration as of that date. During the first half of 2015, however, this $1.0 million was reversed through other income on the condensed consolidated statement of income based on current projections of performance of the assets through December 31, 2015. As part of a settlement of certain items that had arisen in 2015, in September 2015, the seller waived the right to payment from SWM.

As of September 30, 2015, the fair values of the assets acquired and liabilities assumed for the acquisition of assets from Pronamic and SNN are provisional because final appraisals have not yet been completed. The cash paid for these acquisitions and the preliminary fair values of the assets acquired and liabilities assumed as of the December 19, 2014 and December 31, 2014 acquisition dates for Pronamic assets and SNN assets, respectively, were as follows ($ in millions):

Preliminary Fair Value as Acquisition Date
Accounts receivable	$3.5
Inventory	3.2
Other current assets	0.2
Property, plant and equipment	9.3
Identifiable intangible assets	11.6
Total Assets	27.8

Accounts payable	1.4
Accrued expenses	1.4

Net assets acquired	25.0

Goodwill	5.4

Cash paid	$30.4

The Company used the income, market, or cost approach (or a combination thereof) for the preliminary valuation as appropriate and used valuation inputs in these models and analyses that were based on market participant assumptions. Market participants are considered to be buyers and sellers in the principal or most advantageous market for the asset or liability. For certain items, the carrying amount was determined to be a reasonable approximation of fair value based on information available to SWM management.

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

In connection with the acquisitions, the Company recorded goodwill, which represents the excess of the consideration transferred over the estimated preliminary fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to incremental revenue growth from combining the acquired assets with DelStar's existing business and workforce as well as the benefits of access to different markets and customers. Goodwill from these acquisitions was assigned to the Advanced Materials & Structures segment. None of the goodwill is expected to be deductible for tax purposes.

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

In the three and nine months ended September 30, 2015 and the fourth quarter of 2014, the Company recognized $0.2 million, $0.8 million and $1.3 million, respectively, in direct and indirect acquisition-related costs related to the purchases. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General Expense line item in the Consolidated Statements of Income.

The amounts of the unaudited pro forma Net Sales and Income from Continuing Operations of the combined entity had the acquisition date been January 1, 2014 are as follows ($ in millions):

	Net Sales	Income from Continuing Operations
2014 Supplemental Pro Forma from July 1, 2014 - September 30, 2014	$211.6	$23.7
2014 Supplemental Pro Forma from January 1, 2014 - September 30, 2014	$634.6	$73.3

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

Included in Other Current Assets, Other Assets and Accrued Expenses within the condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	September 30, 2015	December 31, 2014
Assets of discontinued operations:
Current assets	$1.1	$1.6
Other assets	2.6	2.3

Liabilities of discontinued operations:
Current liabilities	0.6	0.1

Summary financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales	$—	$—	$—	$—
Other income (expense)	0.2	—	(0.7)	—
Income (loss) from discontinued operations before income taxes	0.2	(0.1)	(0.7)	(0.1)
Income tax provision	—	—	(0.2)	—
Income (loss) from discontinued operations	0.2	(0.1)	(0.9)	(0.1)

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

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator (basic and diluted):
Net income	$25.8	$23.0	$68.0	$71.2
Less: Dividends paid to participating securities	—	(0.1)	(0.2)	(0.3)
Less: Undistributed earnings available to participating securities	—	(0.1)	(0.2)	(0.4)
Undistributed and distributed earnings available to common stockholders	$25.8	$22.8	$67.6	$70.5

Denominator:
Average number of common shares outstanding	30,275.4	30,098.3	30,243.0	30,284.9
Effect of dilutive stock-based compensation	133.2	127.2	123.6	117.8
Average number of common and potential common shares outstanding	30,408.6	30,225.5	30,366.6	30,402.7

There were no anti-dilutive stock options during the three or nine month periods ended September 30, 2015 or 2014.

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

	September 30, 2015	December 31, 2014
Raw materials	$32.0	$35.1
Work in process	19.7	17.4
Finished goods	36.6	40.4
Supplies and other	14.1	15.5
Total	$102.4	$108.4

Note 7. Goodwill

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2015 were as follows ($ in millions):

	Reconstituted Tobacco	Advanced Materials & Structures	Total
Goodwill as of December 31, 2014	$5.3	$120.2	$125.5
Foreign currency translation adjustments	(0.4)	(0.6)	(1.0)
Goodwill as of September 30, 2015	$4.9	$119.6	$124.5

Note 8. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	September 30, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Impact	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Impact	Net Carrying Amount
Amortized intangible assets
Reconstituted Tobacco
Customer-related intangibles	$10.0	$10.0	$—	$—	$10.0	$10.0	$—	$—
Advanced Materials & Structures
Customer Relationships	51.4	3.9	(0.3)	47.2	51.4	2.1	—	49.3
Developed Technology	16.0	2.1	(0.2)	13.7	16.0	1.2	—	14.8
Customer Contracts	1.9	0.4	—	1.5	1.9	—	—	1.9
Patents	1.5	0.1	—	1.4	1.5	—	—	1.5
Total	$80.8	$16.5	$(0.5)	$63.8	$80.8	$13.3	$—	$67.5

Unamortized intangible assets (Advanced Materials & Structures)
Trade names	$21.8				$21.8

Amortization expense of intangible assets was $1.1 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively, and $3.2 million and $2.3 million for the nine months ended September 30, 2015 and 2014, respectively. Finite-lived intangibles in the Advanced Materials & Structures segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $4.0 million in each of the next five years.

Note 9. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $1.3 million and $3.3 million in the three months ended September 30, 2015 and 2014, respectively, and $10.5 million and $6.6 million in the nine months ended September 30, 2015 and 2014, respectively.

In the Paper segment, restructuring expenses were $0.5 million for the three and nine months ended September 30, 2015 and $2.5 million for the three and nine months ended September 30, 2014. Expenses in 2015 related primarily to severance accruals for employees of one of our French manufacturing facilities as a result of previously announced restructuring actions. Expenses in 2014 related primarily to severance accruals for employees of our Brazil manufacturing facility and a loss on the sale of our Lee Mills plant.

Reconstituted Tobacco segment restructuring and impairment expenses were $0.9 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively, and $10.0 million and $4.1 million, respectively, for the nine months ended September 30, 2015 and 2014. During the nine months ended September 30, 2015, restructuring and impairment expenses were composed of $6.5 million in severance accruals for employees at our Spay, France facility as well as $3.5 million in loss recognized to adjust the recorded value of equipment at our Philippines RTL location to its estimated fair value as discussed in more detail below. The 2014 restructuring expenses primarily related to a voluntary early retirement program at our Spay, France facility related to previously announced actions.

Additionally, the Company reversed $0.1 million and incurred $0.2 million in restructuring expenses during the three months and nine months ended September 30, 2015, respectively, related to accruals for severance expenses within supporting overhead departments which were not allocated to a specific segment. In the nine months ended September 30, 2015, the Company also reversed $0.2 million in previously accrued severance costs in our Advanced Materials & Structures segment resulting from one of our business acquisitions in December 2014.

Restructuring liabilities were classified within Accrued Expenses in each of the consolidated balance sheets as of September 30, 2015 and December 31, 2014. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended September 30, 2015 and December 31, 2014 are summarized as follows ($ in millions):

	Nine Months Ended	Year Ended
	September 30, 2015	December 31, 2014
Balance at beginning of year	$8.7	$4.7
Accruals for announced programs	7.2	11.2
Cash payments	(6.8)	(6.3)
Exchange rate impacts	(0.5)	(0.9)
Balance at end of period	$8.6	$8.7

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

A long-lived asset that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. The fair value of a long-lived asset less any costs to sell is assessed each reporting period it remains classified as held for sale and any reduction in fair value is reported as an adjustment to the carrying value of the asset. Upon being classified as held for sale depreciation is ceased. Long-lived assets to be disposed of other than by sale are continued to be depreciated. Upon determining that a long-lived asset meets the criteria to be classified as held for sale, the assets and liabilities of the disposal group, if material, are reported in the line item "Assets held for sale" in our condensed consolidated balance sheets.

As a result of the decision to dispose of the Company’s mothballed RTL facility and related equipment in the Philippines in early 2015, the physical assets of this entity that are expected to be sold within one year of the balance sheet date were reclassified from Property, Plant and Equipment, net, and are now reflected as assets held for sale on the accompanying condensed consolidating balance sheets. These assets are included in the Reconstituted Tobacco segment. As discussed above, during the nine months ending September 30, 2015, the Company incurred $3.5 million in impairment expense to write-down the carrying value of this equipment to its estimated fair value.

Note 10. Debt

Total debt is summarized in the following table ($ in millions):

	September 30, 2015	December 31, 2014
Credit Agreement - U.S. dollar borrowings	$371.0	$354.0
Credit Agreement - euro borrowings	16.8	71.1
French Employee Profit Sharing	11.7	14.6
Bank Overdrafts	0.6	0.4
Total Debt	400.1	440.1
Less: Current debt	(3.1)	(2.9)
Long-Term Debt	$397.0	$437.2

Credit Agreement

As of September 30, 2015, the Company had in place a five-year unsecured revolving credit facility, or Credit Agreement, which provided for borrowing capacity of $500 million in U.S. dollars or a $300 million equivalent sublimit in euros, with an option to increase borrowing capacity by $200 million, subject to the discretion of the lenders. The Credit Agreement contained representations and warranties customary for facilities of this type and covenants and provisions that, among other things, required the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.00 and (b) a minimum interest coverage ratio of 3.50. The Company was in compliance with all of its covenants under the Credit Agreement at September 30, 2015. The outstanding amounts under the facility were due upon maturity in December 2018.

Under the Credit Agreement, interest rates were based on the London Interbank Offered Rate plus an applicable margin that varies from 1.25% to 2.00% depending on the Net Debt to EBITDA Ratio, as defined in the Credit Agreement.  The Company incurred commitment fees at an annual rate of 0.20% to 0.30% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to EBITDA Ratio. As of September 30, 2015, the applicable interest rate on Credit Agreement borrowings was 1.50% on U.S. dollar borrowings and 1.13% on euro borrowings.

On October 28, 2015, the Company entered into an amended and restated credit agreement, or the Amended Credit Agreement. See Note 16. Subsequent Events.

Fair Value of Debt

At September 30, 2015 and December 31, 2014, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts as the interest rates were variable and based on current market indices.

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

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at September 30, 2015 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$0.8	Accrued Expenses	$12.8
Foreign exchange contracts	Other Assets	—	Other Liabilities	8.7
Interest rate contracts	Other Assets	—	Other Liabilities	1.2
Total derivatives designated as hedges		$0.8		$22.7

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

The following table provides the gross effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Unrealized (Loss) Gain Recognized in AOCI on Derivatives, Net of Tax				Loss Reclassified from AOCI
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Foreign exchange contracts	$(15.1)	$(2.1)	$(24.6)	$3.5	$(3.7)	$(0.8)	$(7.3)	$(3.0)
Interest rate contracts	(0.3)	0.2	(0.5)	(0.3)	—	—	—	—
Total	$(15.4)	$(1.9)	$(25.1)	$3.2	$(3.7)	$(0.8)	$(7.3)	$(3.0)

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three or nine months ended September 30, 2015 and 2014.

The following table provides the effect that derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of (Loss) Gain Recognized in Other Income / Expense
	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Foreign exchange contracts	$0.3	$(0.4)	$(1.3)	$(0.3)

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

Both Raw Materials Assessments proceeded through judicial courts to appeals in separate chambers of the Federal Supreme Court of Brazil. SWM-B won a favorable ruling in both assessments at the first level, but on appeal, SWM-B won Assessment 1 and lost Assessment 2. On October 30, 2015, the Federal Supreme Court announced its denial of the State's appeal of Assessment 1, in the amount of approximately $16 million, of which approximately $12 million is covered by the indemnity referenced above, based on the foreign currency exchange rate at September 30, 2015. Further proceedings concerning Assessment 1 are possible. Assessment 2, in the amount of approximately $10 million, remains before the Federal Supreme Court of Brazil on SWM-B's appeal on the merits and is likely to be finally decided by the action of the chamber of the court hearing the matter.  No docket entry has been made yet regarding argument on Assessment 2.

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

SWM-B's challenges to the first two sets of Electricity Assessments were unsuccessful at the first administrative level, but different appeals chambers of the Conselho de Contribuintes reached different conclusions about these assessments, causing the State to appeal the first assessment and SWM-B to appeal the second assessment to the full Conselho de

Contribuintes. In October and November 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second electricity assessments. The State issued notices to SWM-B to pay approximately $3.0 million in the first electricity assessment and $6.0 million in the second electricity assessment, based on the foreign currency exchange rate at September 30, 2015. SWM-B filed separate challenges to these electricity assessments in further court proceedings in the state judicial system and different chambers of the court granted SWM-B preliminary injunctions against enforcement. SWM-B's challenge to the third electricity assessment (approximately $3.0 million as of September 30, 2015) remains pending at the first administrative level (Junta de Revisão Fiscal).

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

General Matters

In the ordinary course of its business activities, the Company and its subsidiaries are involved in certain other judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured regulatory, employment, general and commercial liability, environmental and other matters. At this time, the Company does not expect any of these proceedings to have an adverse material effect on its reputation, business, financial condition, results of operations or cash flows. However, as the outcome of such proceedings are unpredictable, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial condition, results of operations or cash flows.

Note 13. Postretirement and Other Benefits

The Company sponsors pension benefits in the United States, France and Canada and OPEB benefits related to postretirement healthcare and life insurance in the United States and Canada. The Company’s Canadian pension and OPEB benefits are not material and therefore are not included in the following disclosures.

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three or nine months ended September 30, 2015 and 2014 were as follows ($ in millions):

	Three Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$0.3	$0.3	$—	$—
Interest cost	1.2	1.3	0.1	0.2	—	—
Expected return on plan assets	(1.8)	(1.8)	(0.1)	(0.1)	—	—
Amortizations and other	1.1	1.0	0.3	0.3	0.1	(0.1)
Net periodic benefit cost	$0.5	$0.5	$0.6	$0.7	$0.1	$(0.1)

	Nine Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$0.9	$1.0	$—	$—
Interest cost	3.8	4.1	0.3	0.7	—	0.1
Expected return on plan assets	(5.3)	(5.5)	(0.2)	(0.3)	—	—
Amortizations and other	3.9	3.2	0.9	0.8	(0.1)	(0.5)
Net periodic benefit cost	$2.4	$1.8	$1.9	$2.2	$(0.1)	$(0.4)

During the fiscal year ending December 31, 2015, the Company expects to recognize approximately $4.9 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $1.1 million for its French pension plans.

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

All unrecognized tax positions would impact the Company's effective tax rate if recognized. The Company’s policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated statement of income. There were no material income tax penalties or interest accrued during the three or nine months ended September 30, 2015 or 2014.

Our effective tax rate from continuing operations was 18.8% and 8.8% for the three months ended September 30, 2015 and 2014, respectively, and increased primarily due to a higher concentration of earnings in higher taxed jurisdictions. Our effective tax rate from continuing operations was 21.7% and 20.8% for the nine months ended September 30, 2015 and 2014, respectively, and the increase is attributed to a change in our geographic mix of earnings with a concentration of earnings from higher taxed jurisdictions as well as losses at our Philippines RTL entity for which we did not record a tax benefit.

Note 15. Segment Information

The Company's three operating product line segments are also the Company's three reportable segments: Paper, Reconstituted Tobacco and Advanced Materials & Structures (formerly, Filtration). The Paper segment primarily produces Cigarette Papers including LIP papers, plug wrap papers and base tipping papers used to wrap various parts of a cigarette for sale to cigarette manufacturers. The Paper segment also produces commercial and industrial products such as lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter paper and other specialized papers. These non-tobacco industry products are generally sold directly to converters and other end-users or brokers. The Reconstituted Tobacco segment produces RTL and wrapper and binder products for sale to cigarette and cigar manufacturers. The Advanced Materials & Structures segment primarily produces thermoplastic nets, nonwoven materials, films and laminates which are critical components performing support, separation or filtration functions.

In September 2015, the Company changed the name of the Filtration segment to the Advanced Materials & Structures segment to reflect businesses that comprise this segment.

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

($ in millions)	Net Sales
	Three Months Ended				Nine months ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
Paper	$112.8	61.1%	$130.7	64.0%	$328.8	59.3%	$384.6	62.8%
Reconstituted Tobacco	29.6	16.1	40.3	19.7	102.4	18.5	130.9	21.3
Advanced Materials & Structures	42.0	22.8	33.3	16.3	123.1	22.2	97.1	15.9
Total Consolidated	$184.4	100.0%	$204.3	100.0%	$554.3	100.0%	$612.6	100.0%

($ in millions)	Operating Profit
	Three Months Ended				Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
Paper	$22.6	71.1%	$16.0	63.5%	$59.0	75.4%	$60.1	67.7%
Reconstituted Tobacco	7.8	24.5	11.1	44.0	24.6	31.4	39.0	43.9
Advanced Materials & Structures	4.7	14.8	3.6	14.3	12.6	16.1	7.9	8.9
Unallocated	(3.3)	(10.4)	(5.5)	(21.8)	(17.9)	(22.9)	(18.2)	(20.5)
Total Consolidated	$31.8	100.0%	$25.2	100.0%	$78.3	100.0%	$88.8	100.0%

Note 16. Subsequent Events

Acquisition of Argotec Intermediate Holdings LLC

On October 28, 2015, the Company completed the acquisition of all of the equity interests in Argotec Intermediate Holdings LLC, or Argotec, a manufacturer of highly engineered thermoplastic polyurethane films for demanding specialty applications in surface protection, glass lamination and medical products, pursuant to that certain Equity Interest Purchase Agreement, or Purchase Agreement, with SWM-Argotec, LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of the Company, Argotec Intermediate Holdings Two LLC, a Delaware limited liability company ("Seller"), Argotec, Argotec LLC, a Delaware limited liability company, Argotec Holdings LLC, a Delaware limited liability company and certain equity holders of Argotec Holdings LLC.

The purchase price to acquire Argotec and its subsidiaries was $280 million in cash, or the Base Purchase Price, subject to certain customary adjustments, in each case upon the terms and subject to the conditions contained in the Purchase Agreement. Five percent of the Base Purchase Price was placed in an escrow fund to secure the indemnification obligations of Seller for a period of 15 months following the closing of the transaction. Seller’s indemnification obligations for breaches of its representations and warranties will be subject to an aggregate cap equal to eight percent of the Base Purchase Price, a per-claim threshold of $35 thousand and an aggregate deductible of one percent of the Base Purchase Price, subject to certain exclusions. Representations and warranties of Seller will generally survive for 15 months after closing, subject to a longer survival period for certain specified representations.

Amendment and Restatement of Credit Facility

On October 28, 2015, the Company entered into a Second Amended and Restated Credit Agreement, or the Amended Credit Agreement, providing for credit facilities in the aggregate principal amount of $1 billion, consisting of a $650 million Revolving Credit Facility, available to the Company and certain of its foreign subsidiaries; a $100 million Term Loan A-1 made to the Company; and a $250 million Term Loan A-2 made to the Company. The Revolving Credit Facility matures on October 28, 2020. The Term Loan A-1 amortizes at the rate of 5% for the first 2 years, at the rate of 10% for the final three years and matures on October 28, 2020. The Term Loan A-2 amortizes at the rate of 1% per year and matures on October 28, 2022. The Term Loans are generally subject to mandatory repayment out of the net cash proceeds of asset sales which are not reinvested in operating assets. The credit facilities are secured by substantially all of the personal property of the Company and its domestic subsidiaries and the obligations of the Company's foreign subsidiaries under the Revolving Credit Facility are also secured by certain assets of such foreign subsidiaries. The Amended Credit Agreement amends and restates the Company’s Amended and Restated Credit Agreement, dated as of December 11, 2013, which provided for a $500.0 million unsecured revolving credit facility which was scheduled to mature on December 11, 2018.

The interest rate margins applicable to the Revolving Credit Facility and the Term Loans under the Amended Credit Agreement will be based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) a base rate, plus an applicable margin, which ranges from 0.25% to 1.25%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 0.50% to 1.50%, in the case of Term Loan A-2, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin, which ranges from 1.25% to 2.25%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 1.50% to 2.50%, in the case of Term

Loan A-2. The applicable margin, in each case, will be adjusted from time to time based on the Company's ratio of net debt to EBITDA.

The Amended Credit Agreement also contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.50, reducing to 3.00 after September 30, 2016 and (b) minimum interest coverage of 3.00. The Amended Credit Agreement contains provisions allowing the Company to increase the leverage ratio upon the occurrence of a material acquisition or the occurrence of unsecured indebtedness.

On October 28, 2015, the Company borrowed the Term Loans under the Amended Credit Agreement in the aggregate amount of $350 million as well as $329.5 million under the revolving credit facility.

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

Summary

($ in millions, except per share amounts)	Three Months Ended				Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
Net sales	$184.4	100.0%	$204.3	100.0%	$554.3	100.0%	$612.6	100.0%
Gross profit	52.4	28.4	52.9	25.9	158.6	28.6	169.7	27.7
Restructuring & impairment expense	1.3	0.7	3.3	1.6	10.5	1.9	6.6	1.1
Operating profit	31.8	17.2	25.2	12.3	78.3	14.1	88.8	14.5
Interest expense	1.7	0.9	1.8	0.9	5.3	1.0	5.4	0.9
Income from continuing operations	25.6	13.9	23.1	11.3	68.9	12.4	71.3	11.6
Loss from discontinued operations	0.2	0.1	(0.1)	—	(0.9)	(0.2)	(0.1)	—
Net income	25.8	14.0%	23.0	11.3%	68.0	12.3%	71.2	11.6%
Diluted earnings per share from continuing operations	$0.84		$0.76		$2.25		$2.32
Diluted earnings per share	$0.85		$0.76		$2.22		$2.32
Cash provided by operations	$24.5		$34.4		$80.2		$91.8
Capital spending	$4.9		$11.1		$14.0		$26.2

Third Quarter Highlights

In the three months ended September 30, 2015, SWM reported net income of $25.8 million on total net sales of $184.4 million. Compared to the prior-year period, net sales decreased $19.9 million due primarily to $22.0 million of unfavorable net foreign currency translation impacts mainly driven by a weaker euro. While the Paper and Reconstituted Tobacco segments were impacted by lower average selling prices, primarily in LIP paper, lower overall sales volumes and an unfavorable mix of products sold in the Reconstituted Tobacco segment, these were partially offset by a favorable mix of products sold in the Paper segment. The Advanced Materials & Structures (formerly Filtration) segment benefited from $9.3 million in net sales from the business acquisitions made in December 2014.

Gross profit declined $0.5 million to $52.4 million in the three months ended September 30, 2015 compared with $52.9 million in the prior-year period primarily due to $5.2 million in unfavorable net foreign currency translation impacts mainly driven by a weaker euro. In the Paper and Reconstituted Tobacco segments, lower average selling prices, primarily in LIP paper, along with lower overall sales volumes and an unfavorable mix of products sold in the Reconstituted Tobacco segment were partially offset by lower manufacturing expenses, improved factory utilization, and a favorable mix of products sold in the Paper segment. The Advanced Materials & Structures segment benefited primarily from higher volumes resulting from business acquisitions made in December 2014 and lower raw material costs partially offset by unfavorable product mix due to lower sales to oil, gas, and mining related customers.

Cash provided by operations was $24.5 million in the third quarter of 2015 compared to $34.4 million in the prior-year period. The $9.9 million decrease was due primarily to $7.9 million unfavorable quarter over quarter net change in operating working capital. Uses of cash during the third quarter of 2015 included $4.9 million of capital spending, $11.6 million cash dividends paid to SWM stockholders and $1.9 million net repayments of debt.

On September 17, 2015, the Company entered into an Equity Interest Purchase Agreement (the “Purchase Agreement”) with SWM-Argotec, LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of the Company, Argotec Intermediate Holdings Two LLC, a Delaware limited liability company, Argotec Intermediate Holdings LLC, a Delaware limited liability company (“Argotec”), Argotec LLC, a Delaware limited liability company, Argotec Holdings LLC, a Delaware limited liability company and certain equity holders of Argotec Holdings LLC listed on the signature pages of the Purchase Agreement, which Purchase Agreement provided for the acquisition of all of the equity interests in Argotec and its subsidiaries. The purchase price was $280 million in cash, subject to certain customary adjustments. Argotec is a manufacturer of thermoplastic polyurethane films used in a wide range of industries and market segments, including automotive paint protection, glass lamination, medical, graphics, textiles, and other industrial applications. On October 28, 2015, the Company completed the transaction. In connection with the completion of the Argotec transaction, the Company also entered into a second amended and restated credit agreement, the Amended Credit Agreement, which replaced its then-existing five year revolving credit facility.

In September 2015, the Company changed the name of its Filtration segment to the Advanced Materials & Structures segment. The change was made to reflect the nature of the businesses that comprise that segment.

Year-to-Date Highlights

In the nine months ended September 30, 2015, SWM reported net income of $68.0 million on total net sales of $554.3 million. Compared to the prior-year period, net sales decreased $58.3 million due primarily to $61.2 million of unfavorable net foreign currency translation impacts mainly driven by a weaker euro. While the Paper and Reconstituted Tobacco segments were impacted by lower average selling prices, primarily in LIP paper, lower sales volumes and an unfavorable mix of products sold in the Reconstituted Tobacco segment, the Advanced Materials & Structures segment benefited from $24.5 million in net sales from the business acquisitions made in December 2014 along with some growth in the organic business.

Gross profit declined $11.1 million to $158.6 million in the nine months ended September 30, 2015 compared with $169.7 million in the prior-year period primarily due to $14.7 million in unfavorable net foreign currency translation impacts mainly driven by a weaker euro. In the Paper and Reconstituted Tobacco segments, lower sales volumes and lower average selling prices and slight increases in manufacturing costs were partially offset by improved overhead absorption. The Advanced Materials & Structures segment benefited from higher sales volumes associated with the business acquisitions made in December 2014 along with organic business growth, lower raw material costs, and $2.9 million in lower purchase accounting fair market value adjustments in inventory in 2015, partially offset by unfavorable product mix due to lower sales to oil, gas, and mining related customers.

Cash provided by operations was $80.2 million in the first nine months of 2015 compared to $91.8 million in the prior-year period. The $11.6 million decrease was due primarily to lower net income, combined with the impact of certain non-cash adjustments to net income, including $2.9 million in lower amortization associated with the inventory step up value from the Advanced Materials & Structures segment acquisitions in December 2014 and 2013, higher income from equity affiliates generated by the startup of China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS, our RTL joint venture in China, in late 2014, and $4.3 million net gain from the recognition of the sale of water rights at our Spotswood, New Jersey facility for which the cash was received in a prior period. This was partially offset by $5.1 million favorable year-over-year net change in operating working capital and the non-cash impact of $3.5 million of restructuring impairment at our Philippines RTL site. Uses of cash during the nine months ended September 30, 2015 included $14.0 million of capital spending, $34.7 million cash dividends paid to SWM stockholders, and $32.4 million net repayments of debt.

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014

Net Sales
(dollars in millions)

	Three Months Ended
	September 30, 2015	September 30, 2014	Change	Percent Change	Consolidated Sales Volume Change
Paper	$112.8	$130.7	$(17.9)	(13.7)%	(2.0)%
Reconstituted Tobacco	29.6	40.3	(10.7)	(26.6)	(10.0)
Advanced Materials & Structures	42.0	33.3	8.7	26.1	N.M.
Total	$184.4	$204.3	$(19.9)	(9.7)%	(4.5)%
 N.M. - Not Meaningful

Net sales were $184.4 million in the three months ended September 30, 2015 compared with $204.3 million in the prior-year period. The decrease in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes due to net foreign currency impacts	(22.0)	(10.8)%
Changes due to royalty income	(0.5)	(0.2)
Changes due to discounts, returns and allowances	(0.1)	—
Changes in volume, product mix and selling prices	2.7	1.3
Total	$(19.9)	(9.7)%

The Paper segment's net sales during the three months ended September 30, 2015 of $112.8 million decreased by $17.9 million, or 13.7%, versus $130.7 million in the prior-year period.  This decrease in net sales was primarily the result of $16.7 million of unfavorable net foreign currency translation impacts, mainly from a weaker euro, $0.5 million in lower royalties received and the combined $0.7 million impact of lower average selling prices, mainly from LIP pricing concessions, lower sales volumes and favorable overall mix of products sold.

The Reconstituted Tobacco segment's net sales during the three months ended September 30, 2015 of $29.6 million decreased by $10.7 million, or 26.6%, compared with $40.3 million in the prior-year period.  This decrease in net sales of the Reconstituted Tobacco segment resulted primarily from $5.1 million in unfavorable net foreign currency translation impacts and a combined $5.6 million impact of lower sales volumes and unfavorable mix of products sold.

The increase of $8.7 million, or 26.1%, in net sales generated by our Advanced Materials & Structures segment of $42.0 million compared to $33.3 million in the prior-year period was primarily due to $9.3 million in net sales from acquisitions made in December 2014, partially offset by unfavorable product mix due to lower sales to oil, gas, and mining related customers.

Gross Profit
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2015	September 30, 2014	Change		2015	2014
Net Sales	$184.4	$204.3	$(19.9)	(9.7)%	100.0%	100.0%
Cost of products sold	132.0	151.4	(19.4)	(12.8)	71.6	74.1
Gross Profit	$52.4	$52.9	$(0.5)	(0.9)%	28.4%	25.9%

The $0.5 million decrease in gross profit during the three months ended September 30, 2015 versus the prior-year period was primarily due to approximately $5.0 million of unfavorable net foreign currency translation impacts mainly driven by a weaker euro. In the Paper and Reconstituted Tobacco segments, lower average selling prices in Paper and lower overall sales volumes and an unfavorable mix of products sold in the Reconstituted Tobacco segment were partially offset by lower manufacturing expenses, improved factory utilization in paper operations, and a favorable mix of products sold in the Paper segment. The Advanced Materials & Structures segment benefited from higher sales volumes resulting primarily from business acquisitions made in December 2014, and lower raw material costs partially offset by unfavorable product mix due to lower sales to oil, gas, and mining related customers. Overall gross profit margin increased 2.5% versus the prior year quarter primarily due to improved manufacturing utilization in paper operations.

Nonmanufacturing Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2015	September 30, 2014	Change		2015	2014
Selling expense	5.5	5.5	$—	—%	3.0%	2.7%
Research expense	3.5	3.6	(0.1)	(2.8)	1.9	1.8
General expense	10.3	15.3	(5.0)	(32.7)	5.6	7.5
Nonmanufacturing expenses	$19.3	$24.4	$(5.1)	(20.9)%	10.5%	11.9%

Nonmanufacturing expenses in the three months ended September 30, 2015 decreased by $5.1 million to $19.3 million from $24.4 million in the prior-year period due primarily to approximately $1.5 million in favorable net foreign currency translation impacts mainly from a weaker euro and $4.2 million in lower general expenditures, primarily due to timing of expenses year over year. These were partially offset by approximately $0.3 million in incremental costs from acquisitions made in December 2014.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $1.3 million in the three months ended September 30, 2015 compared with $3.3 million in the three months ended September 30, 2014. In the third quarter of 2015, the restructuring expense primarily related to the implementation of a voluntary retirement program announced in late 2014 and available to certain employees at our French manufacturing facilities. This restructuring expense will be accrued over the remaining service lives of the affected employees, of which $1.4 million was recognized during the three months ended September 30, 2015. In the third quarter of 2014, the restructuring expense related to a previously announced voluntary redundancy program for our Spay, France facility as well as a loss on the sale of our Lee Mills facility and severance costs incurred during the period related to employees in our Brazil manufacturing facility.

Operating Profit
(dollars in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	September 30, 2015	September 30, 2014	Change		2015	2014
Paper	$22.6	$16.0	$6.6	41.3%	20.0%	12.2%
Reconstituted Tobacco	7.8	11.1	(3.3)	(29.7)	26.4	27.5
Advanced Materials & Structures	4.7	3.6	1.1	30.6	11.2	10.8
Unallocated expenses	(3.3)	(5.5)	2.2	(40.0)
Total	$31.8	$25.2	$6.6	26.2%	17.2%	12.3%

Operating profit was $31.8 million in the three months ended September 30, 2015 compared with $25.2 million during the prior-year period.

The Paper segment's operating profit in the three months ended September 30, 2015 was $22.6 million, an increase of $6.6 million, or 41.3%, from the prior-year period.  The increase was primarily due to the impact of $1.9 million favorable mix of products sold, as well as lower manufacturing expenses and improved factory utilization of approximately $5.0 million compared to the prior year quarter and $2.0 million in lower restructuring expenses. These were partially offset by the impact of $0.7 million in lower average selling prices, mainly from LIP pricing concessions, and lower sales volumes, $1.5 million in higher inflationary costs, and $1.6 million in unfavorable net foreign currency translation impacts.

The Reconstituted Tobacco segment's operating profit in the three months ended September 30, 2015 was $7.8 million compared to $11.1 million in the prior-year period.  The decrease of $3.3 million was primarily due to $1.4 million in unfavorable net foreign currency translation impacts, primarily due to a weaker euro. Additionally, the year-over-year decrease was impacted by a combined $1.9 million impact of lower sales volumes and unfavorable mix of products sold partially offset by the combined impact of lower manufacturing and inflationary costs, and improved overhead absorption.

The Advanced Materials & Structures segment's operating profit in the three months ended September 30, 2015 was $4.7 million compared to $3.6 million in the prior year period. The increase of $1.1 million in the Advanced Materials & Structures segment's operating profit during the three months ended September 30, 2015 compared to the prior-year period was positively impacted by incremental operating profit resulting from acquisitions made in December 2014 and lower raw material costs partially offset by unfavorable product mix due to lower sales to oil, gas, and mining related customers.

Non-Operating Expenses

Interest expense was $1.7 million in the three months ended September 30, 2015, a decrease of $0.1 million from $1.8 million in the prior-year period.  The weighted average effective interest rate on our debt facilities was approximately 1.47% and 1.50% for the three months ended September 30, 2015 and 2014, respectively.

Other income, net was $1.3 million during the three months ended September 30, 2015. The $1.4 million decrease in other income, net compared to $2.7 million in the three months ended September 30, 2014 was due primarily to $1.3 million in higher transactional foreign currency losses, mostly from our Brazil operations.

Income Taxes

A $5.9 million provision for income taxes in the three months ended September 30, 2015 resulted in an effective tax rate of 18.8% compared with 8.8% in the prior year period.  The increase in the effective tax rate was primarily attributed to a concentration of earnings from higher taxed jurisdictions. Additionally, the third quarter 2014 tax rate was driven lower by several discrete tax items.

Income from Equity Affiliates

Income from equity affiliates was $0.1 million in the three months ended September 30, 2015 compared with a loss of $0.7 million during the prior-year period and reflected the results of operations of CTM and CTS, our joint ventures in China. The increase in earnings was driven by the commencement of operations at CTS in late 2014.

Discontinued Operations

Because we closed our Philippines mill, as previously reported, the results of this mill were reported as discontinued operations for all periods presented.  Consequently, this mill's results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation. The income from discontinued operations of $0.2 million in the three months ended September 30, 2015 related to adjustments made in the course of settlement of certain assets and liabilities at our closed Philippines mill.

Net Income and Income per Share

Net income in the three months ended September 30, 2015 was $25.8 million, or $0.85 per diluted share, compared with $23.0 million, or $0.76 per diluted share, during the prior-year period.  The increase in net income was primarily due to higher sales volumes in the Advanced Materials & Structures segment and improved factory utilization and favorable product mix in the Paper segment, partially offset by lower selling prices in the Paper segment, lower Reconstituted Tobacco segment volumes and unfavorable mix of products sold, and unfavorable net foreign currency translation impacts of approximately $3.3 million, or $0.11 per diluted share.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

Net Sales
(dollars in millions)

	Nine Months Ended
	September 30, 2015	September 30, 2014	Change	Percent Change	Consolidated Sales Volume Change
Paper	$328.8	$384.6	$(55.8)	(14.5)%	(2.4)%
Reconstituted Tobacco	102.4	130.9	(28.5)	(21.8)	(2.5)
Advanced Materials & Structures	123.1	97.1	26.0	26.8	N.M.
Total	$554.3	$612.6	$(58.3)	(9.5)%	(2.4)%
 N.M. - Not Meaningful

Net sales were $554.3 million in the nine months ended September 30, 2015 compared with $612.6 million in the prior-year period. The decrease in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes due to net foreign currency impacts	(61.2)	(10.0)%
Changes due to royalty income	(1.4)	(0.2)
Changes in volume, product mix and selling prices	4.3	0.7
Total	$(58.3)	(9.5)%

The Paper segment's net sales during the nine months ended September 30, 2015 of $328.8 million decreased by $55.8 million, or 14.5%, versus $384.6 million in the prior-year period.  This decrease in net sales was primarily the result of approximately $42 million of unfavorable net foreign currency translation impacts, mainly resulting from a weaker euro, $1.4 million in lower royalty income, and a $12.0 million combined impact of lower average selling prices, lower sales volumes, and favorable overall mix of products sold.

The Reconstituted Tobacco segment's net sales during the nine months ended September 30, 2015 of $102.4 million decreased by $28.5 million, or 21.8%, compared with $130.9 million in the prior-year period.  This decrease in net sales of the Reconstituted Tobacco segment resulted primarily from approximately $18.1 million in unfavorable net foreign currency translation impacts along with a combined $10.4 million impact of lower sales volumes and unfavorable mix of products sold.

The increase of $26.0 million, or 26.8% in net sales generated by our Advanced Materials & Structures segment of $123.1 million compared to $97.1 million in the prior-year period was due primarily to $24.5 million in net sales from acquisitions made in December 2014 as well as $1.5 million in core business growth.

Gross Profit
(dollars in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2015	September 30, 2014	Change		2015	2014
Net Sales	$554.3	$612.6	$(58.3)	(9.5)%	100.0%	100.0%
Cost of products sold	395.7	442.9	(47.2)	(10.7)	71.4	72.3
Gross Profit	$158.6	$169.7	$(11.1)	(6.5)%	28.6%	27.7%

The $11.1 million decrease in gross profit during the nine months ended September 30, 2015 versus the prior-year period was primarily due to $14.7 million of unfavorable net foreign currency translation impacts mainly driven by a weaker euro. In the Paper and Reconstituted Tobacco segments, lower sales volumes, lower average selling prices in the Paper segment and slight increases in manufacturing costs were partially offset by improved overhead absorption. The Advanced Materials & Structures segment benefited from higher sales volumes associated with the business acquisitions made in December 2014, lower raw material costs, and $2.9 million in lower purchase accounting fair market value adjustments in inventory in 2015, partially offset by unfavorable product mix due to lower sales to oil, gas, and mining related customers.

Nonmanufacturing Expenses
(dollars in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2015	September 30, 2014	Change		2015	2014
Selling expense	$16.0	$16.5	$(0.5)	(3.0)%	2.9%	2.7%
Research expense	10.5	11.9	(1.4)	(11.8)	1.9	1.9
General expense	43.3	45.9	(2.6)	(5.7)	7.8	7.5
Nonmanufacturing expenses	$69.8	$74.3	$(4.5)	(6.1)%	12.6%	12.1%

Nonmanufacturing expenses in the nine months ended September 30, 2015 decreased by $4.5 million to $69.8 million from $74.3 million in the prior-year period due primarily to approximately $4.8 million in favorable net foreign currency translation impacts mainly from a weaker euro, $1.5 million in lower expenditures resulting from reorganization measures taken in our research and development and sales and marketing units, and timing of expenses year over year, partially offset by $4.1 million in higher incremental costs from acquisitions, and $1.2 million of incremental costs from the operations of our Luxembourg office which was established in late 2014.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $10.5 million in the nine months ended September 30, 2015 compared with $6.6 million in the nine months ended September 30, 2014. In the 2015 period, the restructuring expense primarily related to the implementation of a voluntary retirement program announced in late 2014 and available to certain employees at our French manufacturing facilities. This restructuring expense will be accrued over the remaining service lives of the affected employees, of which $7.0 million was recognized during the 2015 period. During 2015, the Company also recognized a loss of $0.7 million on the sale of certain equipment from our mothballed Philippines site and $2.8 million of loss recognized to write down equipment at that same Philippines site to its expected recoverable sales value. In the 2014 period, the restructuring expense primarily related to the implementation of a previously announced voluntary redundancy program available to certain employees at our Spay, France facility as well as recognition of a loss on the sale of the Lee Mills manufacturing facility and costs related to severance of employees in our Brazil manufacturing facility.

Operating Profit
(dollars in millions)

	Nine Months Ended			Percent Change	Return on Net Sales
	September 30, 2015	September 30, 2014	Change		2015	2014
Paper	$59.0	$60.1	$(1.1)	(1.8)%	17.9%	15.6%
Reconstituted Tobacco	24.6	39.0	(14.4)	(36.9)	24.0	29.8
Advanced Materials & Structures	12.6	7.9	4.7	59.5	10.2	8.1
Unallocated expenses	(17.9)	(18.2)	0.3	(1.6)
Total	$78.3	$88.8	$(10.5)	(11.8)%	14.1%	14.5%

Operating profit was $78.3 million in the nine months ended September 30, 2015 compared with $88.8 million during the prior-year period.

The Paper segment's operating profit in the nine months ended September 30, 2015 was $59.0 million, a decrease of $1.1 million from the prior-year period.  The decrease was primarily due to the combined impact of lower average selling prices, primarily in LIP paper, lower sales volumes, partially offset by an overall favorable mix of products sold, which negatively impacted operating profit by $8.8 million in the nine months ended September 30, 2015 compared to the prior-year period, along with $5.7 million of increased inflationary, manufacturing and overhead costs. The impact of these factors was partially offset by $10.6 million in improved overhead absorption as a result of improved factory utilization and $2.0 million in lower restructuring costs incurred.

The Reconstituted Tobacco segment's operating profit in the nine months ended September 30, 2015 was $24.6 million compared to $39.0 million in the prior-year period.  The decrease of $14.4 million was primarily due to $6.3 million in unfavorable net foreign currency translation impacts, primarily due to a weaker euro. Additionally, the year-over-year decrease was impacted by a $5.9 million increase in restructuring expenses incurred by our French operations during 2015 as well as a combined $7.0 million impact of lower sales volumes and unfavorable mix of products sold. The Reconstituted Tobacco segment benefited from the combined $4.3 million impact of average lower manufacturing, material and overhead costs as a result of restructuring actions and other production efficiencies.

The Advanced Materials & Structures segment's operating profit in the nine months ended September 30, 2015 was $12.6 million compared to $7.9 million in the prior year period. The increase of $4.7 million in the Advanced Materials & Structures segment's operating profit during the nine months ended September 30, 2015 compared to the prior-year period was positively impacted by $2.9 million lower amortization associated with the inventory step up value from Advanced Materials & Structures segment acquisitions in December 2014 and 2013. Operating profit in this segment was also impacted by incremental operating profit resulting from acquisitions made in December 2014 as well as lower material costs, partially offset by unfavorable product mix associated with lower sales to oil, gas, and mining related customers.

Non-Operating Expenses

Interest expense was $5.3 million in the nine months ended September 30, 2015, consistent with $5.4 million in the prior-year period.  The weighted average effective interest rate on our debt facilities was approximately 1.44% and 1.50% for the nine months ended September 30, 2015 and 2014, respectively.

Other income, net was $9.5 million during the nine months ended September 30, 2015. The $3.2 million increase in other income, net compared to $6.3 million during the nine months ended September 30, 2014 was due primarily to the recognition of a gain of $4.3 million related to the sale of water rights at our Spotswood, New Jersey facility as well as a $1.0 million reversal of accrued contingent consideration related to an acquisition made in the Advanced Materials & Structures segment in December 2014, partially offset by higher transactional foreign currency losses in 2015 versus the prior year period.

Income Taxes

A $17.9 million provision for income taxes in the nine months ended September 30, 2015 resulted in an effective tax rate of 21.7% compared with 20.8% in the prior year period.  The increase in the effective tax rate was primarily attributed to a change in our geographic mix of earnings with a concentration of earnings from higher taxed jurisdictions during the 2015 period.

Income from Equity Affiliates

Income from equity affiliates was $4.3 million in the nine months ended September 30, 2015 compared with $0.2 million during the prior-year period and reflected the results of operations of CTM and CTS. The increase in earnings was driven primarily by the commencement of operations at CTS in late 2014.

Discontinued Operations

Because we closed our Philippines mill as previously reported, the results of this mill were reported as discontinued operations for all periods presented.  Consequently, this mill's results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation. The loss from discontinued operations of $0.9 million incurred in the nine months ended September 30, 2015 related to the write down to estimated recoverable value of certain assets at our closed Philippines mill as well as recognition of estimated taxes due to the local taxing authority.

Net Income and Income per Share

Net income in the nine months ended September 30, 2015 was $68.0 million, or $2.22 per diluted share, compared with $71.2 million, or $2.32 per diluted share, during the prior-year period.  The decrease in net income was primarily due to lower average selling prices, lower sales volume and unfavorable mix of products sold as well as higher restructuring costs and unfavorable net foreign currency translation impacts of approximately $8.6 million, or $0.30 per diluted share, partially offset by higher sales volumes and lower raw material costs in the Advanced Materials & Structures segment.

Liquidity and Capital Resources

The Company has created a long-term capital allocation strategy which is focused on the following:

•	Reinvesting capital in businesses through a disciplined approach to meet global demand for value-adding solutions;

•	Returning at least one-third of annual free cash flow to stockholders via dividends and/or share repurchase programs; and

•	Retaining flexibility to execute growth opportunities in current and adjacent industries.

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

As of September 30, 2015, $260.3 million of the Company's $268.5 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. The Company considers the undistributed earnings of certain of its foreign subsidiaries to be indefinitely reinvested overseas and currently plans to repatriate such earnings only when it is tax efficient to do so. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these other foreign subsidiaries. Certain global business realignments and other activities have been implemented that could permit the eventual repatriation of certain of these funds. The Company established a holding company in Luxembourg in 2014. As a result of the new holding company structure, beginning in 2014, some of the foreign earnings flow directly to the U.S., and these earnings are no longer considered to be permanently reinvested overseas.

We expect capital spending for 2015 to be between approximately $20 million and $25 million. We generally fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities, including the Amended Credit Agreement.

Cash Requirements

As of September 30, 2015, we had net operating working capital of $114.0 million and cash and cash equivalents of $268.5 million, compared with net operating working capital of $99.3 million and cash and cash equivalents of $290.3 million as of December 31, 2014.  These changes primarily reflect the impacts of changes in currency exchange rates and changes in operating working capital presented on the unaudited condensed consolidated statements of cash flow contained in this report.

Cash Flows from Operating Activities ($ in millions)	Nine Months Ended
	September 30, 2015	September 30, 2014
Net Income	$68.0	$71.2
Less: Loss from discontinued operations	(0.9)	(0.1)
Income from continuing operations	68.9	71.3
Non-cash items included in net income:
Depreciation and amortization	29.0	34.9
Restructuring-related impairment	3.5	—
Deferred income tax provision	0.5	2.6
Pension and other postretirement benefits	3.4	2.9
Stock-based compensation	1.8	4.3
Income from equity affiliates	(4.3)	(0.2)
Gain on sale of intangible assets	(4.3)	—
Excess tax benefits of stock-based awards	(0.5)	(0.6)
Cash dividends received from equity affiliates	3.9	4.4
Other items	0.3	(0.9)
Net changes in operating working capital	(22.5)	(27.6)
Net cash provided by operating activities of:
Continuing operations	79.7	91.1
Discontinued operations	0.5	0.7
Net cash provided by operations	$80.2	$91.8

Net cash provided by operations was $80.2 million in the nine months ended September 30, 2015 compared with $91.8 million in the prior-year period. Our net cash provided by operations decreased primarily due to lower net income combined with the impact of certain adjustments to net income for non-cash items including $2.9 million lower amortization associated with the inventory step up value from Advanced Materials & Structures segment acquisitions in December 2014 and 2013, recognition of $4.3 million of gain on the sale of water rights at our Spotswood, New Jersey facility for which the cash was received in a prior period, and the non-cash impact of higher income from equity affiliates generated by CTS, which began operations in late 2014. The change in net cash provided by operations was also impacted by $5.1 million favorable year-over-year net change in operating working capital and $3.5 million of restructuring-related impairment at our Philippines RTL site.

Operating Working Capital ($ in millions)	Nine Months Ended
	September 30, 2015	September 30, 2014
Changes in operating working capital
Accounts receivable	$(32.6)	$(30.2)
Inventories	(3.0)	11.2
Prepaid expenses	—	(0.7)
Accounts payable	2.0	3.6
Accrued expenses	(1.5)	(5.1)
Accrued income taxes	12.6	(6.4)
Net changes in operating working capital	$(22.5)	$(27.6)

In the nine months ended September 30, 2015, net changes in operating working capital used cash of $22.5 million compared to the prior-year period, in which net changes in operating working capital used cash of $27.6 million. This favorable change in working capital was primarily driven by an decrease in income taxes payable from a refund of prior year taxes paid in France, partially offset by increases in inventory compared to the fourth quarter of 2014.

In the nine months ended September 30, 2014, net changes in operating working capital used cash of $27.6 million. This unfavorable change in working capital was driven primarily by an increase in accounts receivable due to higher net sales at the end of the third quarter 2014 compared to the fourth quarter 2013, increased receivables related to our French LTR unit providing technical services work to CTS and utilization of open customer credits, as well as timing of income tax installment payments.

Cash Flows from Investing Activities ($ in millions)	Nine Months Ended
	September 30, 2015	September 30, 2014
Capital spending	$(14.0)	$(26.2)
Capitalized software costs	(0.7)	(0.5)
Acquisitions, net of cash acquired	(0.4)	(2.3)
Investment in equity affiliates	—	(8.8)
Other	2.9	3.5
Cash used for investing	$(12.2)	$(34.3)

Cash used for investing activities during the nine months ended September 30, 2015 was $12.2 million and consisted primarily of capital spending, compared to $34.3 million in the prior year quarter which, along with capital spending, included equity contributions to CTS and a working capital adjustment related to our acquisition of DelStar.

Cash Flows from Financing Activities ($ in millions)	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash dividends paid to SWM stockholders	$(34.7)	$(33.0)
Net (payments of) proceeds from borrowings	(32.4)	63.4
Purchases of common stock	(2.9)	(52.5)
Excess tax benefits of stock-based awards	0.5	0.6
Cash used for financing	$(69.5)	$(21.5)

During the nine months ended September 30, 2015, financing activities consisted primarily of share repurchases of $2.9 million in connection with the surrender of shares by employees to satisfy their personal statutory income tax withholding obligations related to equity awards which vested during the period, cash dividends of $34.7 million paid to SWM stockholders, and net repayments of proceeds from borrowings of $32.4 million.

During the nine months ended September 30, 2014, financing activities consisted primarily of share repurchases of $52.5 million and cash dividends of $33.0 million paid to SWM stockholders, partially offset by net proceeds from borrowings of $63.4 million.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On November 4, 2015, we announced a cash dividend of $0.40 per share payable on December 24, 2015 to stockholders of record as of November 27, 2015. The covenants contained in our Amended Credit Agreement (as defined below) require that we maintain certain financial ratios, as disclosed in Note 16. Subsequent Events, of the notes to unaudited condensed consolidated financial statements, none of which under normal business conditions would materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the nine months ended September 30, 2015, we repurchased 63,365 shares of our common stock at a cost of $2.9 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations, as discussed above. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

In the nine months ended September 30, 2014, we repurchased 1,161,812 shares of our common stock for $52.5 million through open market purchases in connection with our first quarter 2014 share repurchase program and for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants ($ in millions)	Nine Months Ended
	September 30, 2015	September 30, 2014
Changes in short-term debt	$0.2	$5.5
Proceeds from issuances of long-term debt	35.5	215.3
Payments on long-term debt	(68.1)	(157.4)
Net (payments on) proceeds from borrowings	$(32.4)	$63.4

Net payments on long-term debt were $32.6 million during the nine months ended September 30, 2015.  With the current level of borrowing and forecasted results, we expect to remain in compliance with the financial covenants contained in our Credit Agreement.

As of September 30, 2015, the Company's five-year unsecured revolving credit facility, or Credit Agreement, provided for borrowing capacity of $500 million and included a $300 million equivalent sub-limit available in euro with an option to increase borrowing capacity by $200 million, subject to the discretion of the lenders.  Availability under the Credit Agreement was $111.8 million as of September 30, 2015. We also had availability under our bank overdraft facilities and lines of credit of $28.7 million as of September 30, 2015.

The Credit Agreement contained certain covenants and provisions that, among other things, required the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.00 and (b) a minimum interest coverage ratio of 3.50. The Company was in compliance with all of its covenants under the Credit Agreement at September 30, 2015.

On October 28, 2015, the Company entered into a second amended and restated credit agreement, or the Amended Credit Agreement, providing for credit facilities in the aggregate principal amount of $1 billion, consisting of a $650 million revolving credit facility available to the Company and certain of its subsidiaries; a $100 million Term Loan A-1 made to the Company; and a $250 million Term Loan A-2 made to the Company. On October 28, 2015, the Company borrowed the Term Loans under the Amended Credit Agreement in the aggregate amount of $350 million as well as $329.5 million under the revolving credit facility. The credit facilities are secured by substantially all of the personal property of the Company and its domestic subsidiaries and the obligations of the Company's foreign subsidiaries under the Revolving Credit Facility are also secured by certain assets of such foreign subsidiaries.

The Amended Credit Agreement also contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.50, reducing to 3.00 after September 30, 2016 and (b) minimum interest coverage of 3.00. The Amended Credit Agreement contains provisions allowing the Company to increase the leverage ratio upon the occurrence of a material acquisition or the incurrence of unsecured indebtedness.

Our total debt to capital ratios at September 30, 2015 and December 31, 2014 were 46.5% and 47.4%, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Other Factors Affecting Liquidity and Capital Resources

Our pension obligations are funded by our separate pension trusts, which held $139.1 million in assets at December 31, 2014. The combined projected benefit obligation of our U.S. and French pension plans was underfunded by $30.6 million as of December 31, 2014. We make contributions to our pension trusts based on many factors, including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions compared to other priorities. We are not required to make contributions to our U.S. and French pension plans during 2015.

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

Schweitzer-Mauduit do Brasil Industria e Comércio de Papel Ltda., our Paper segment's Brazilian mill, has an agreement for the transmission and distribution of energy that covers 100% of the mill's consumption of electrical energy valued at approximately $4 million annually through 2015. The French mills have contracts for natural gas to be distributed to and consumed at PDMI, LTRI and St. Girons. The value of the natural gas and distribution to be provided under these contracts is estimated at approximately $16 million in 2015.

Outlook

We believe that SWM's solid operating foundation and technology position allow us to seize opportunities in our tobacco business by providing value-adding solutions to our customers. Smoking attrition rates in mature areas drive the overall demand decline for cigarette papers. Based on the current trend of reduced cigarette consumption, especially in the U.S. and Western Europe, we expect our tobacco paper sales volumes to be impacted by the overall industry attrition rates. Based on early customer indications, we expect at least a 10% decline in Reconstituted Tobacco segment sales volumes in 2016 from originally planned 2015 volumes, with weakness in sales volumes potentially continuing through 2017, due to blend reformulations and significant availability of substitute low-price tobacco leaf. We are working closely with several of our customers in developing RTL for heat-non-burn reduced harm tobacco products, which may provide a longer-term partial offset to this anticipated sales volume decline.

We also plan to continue seeking to capitalize on growth opportunities and regulatory trends requiring more sophisticated cigarettes in design and performance. For example, we expect increased demand over time for RTL from CTS, our RTL joint venture in China, as proposed tar delivery limits are implemented in China. To the extent additional countries adopt LIP legislation, we plan to build upon our technology and strong reputation in this premium application to serve our customers' additional needs for those products, which we would expect to lead to an improved margin profile in our Paper segment. The timing of potential regulations and implementations is unknown.

Worldwide economic uncertainty and its effects on foreign exchange volatility can be challenging for our global results. We serve tobacco industry customers and face competitive pressure on pricing and sales volumes worldwide due to the continued decline of cigarette consumption in Western countries. We expect pricing pressure to continue with respect to our LIP products and are continuing to pursue intellectual property litigation in Germany to protect our LIP technology. We cannot give any assurances as to the outcome of this or any other litigation. We also expect to continue to reduce costs through our operational excellence program as well as through restructuring and cost reduction activities. We expect that such cost reductions will deliver value to our customers and help mitigate anticipated inflationary and competitive pressures. In addition, we are evaluating other opportunities to address ongoing imbalances of demand and supply, particularly as tobacco industry growth is occurring primarily in regions such as Asia, in an effort to continue providing competitive and high quality, value-adding solutions in growing areas.

In the third quarter of 2015, we changed the name of the Filtration segment to the Advanced Materials & Structures segment to reflect how we are strategically managing the business going forward. The businesses that comprise this segment have highly complementary technologies and end markets, and our expanded leadership team is focused on extracting significant value from the combination of these assets.

In September 2015, we entered into a definitive agreement to acquire Argotec Intermediate Holdings LLC and its subsidiaries, or Argotec, a manufacturer of highly engineered thermoplastic polyurethane films for demanding specialty applications in surface protection, glass lamination and medical products. On October 28, 2015, we completed the acquisition, which, along with the acquisitions completed during late 2013 and late 2014, provided for diversification beyond the tobacco industry. These businesses comprise our Advanced Materials & Structures segment, and we expect that growth will be driven organically by continued strong demand for these highly differentiated products and potentially by additional acquisitions. We also believe that adjacencies between our specialty filtration, medical and industrial products, the Argotec technologies and certain of SWM's legacy non-tobacco offerings will allow us to realize commercial synergy growth. Similar to our past acquisitions, we expect Argotec to benefit from SWM’s global footprint, international sales capabilities, expertise stemming from our operational excellence program and plan to invest capital for growth.

Along with the upcoming launch of new product technology in the filtration business, given the recent volatility of demand in natural resources commodity markets, strong cost control measures and sales mix management may be required in our Advanced Materials & Structures segment to mitigate the recent sales declines from oil, gas and mining related customers. We also plan to continue reviewing various internal and external growth opportunities, including potential acquisitions in, or adjacent to, our Advanced Materials & Structures business unit, to diversify the Company over the long term.

On November 1, 2015, Allison Aden joined the Company as Executive Vice President, Finance and Chief Financial Officer. Ms. Aden has a deep accounting and planning background, including significant M&A and integration experience. She brings more than 30 years of financial, accounting, and management experience to SWM, including most recently serving as Chief Financial Officer at Americold Logistics, LLC and Recall Holdings Limited.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act.  Forward-looking statements include, without limitation, those regarding 2015 outlook and future performance, our capital allocation strategy, including future dividend amounts, mergers and acquisitions, future market trends, future RTL operating profit, sales and volume trends, the development and success of RTL for heat-non-burn applications, smoking attrition rates, acquisition synergies, including those relating to our Advanced Materials & Structures segment, growth prospects, capital spending, the impact of our operational excellence program and other cost savings programs, the sales and profitability of CTS, the adoption of LIP regulations in new countries, the margin profile in our Paper segment, European patent oppositions, currency rates and trends, demand for reconstituted tobacco, future cash flows, benefits associated with our global asset realignment, outcome of litigation (including the LIP litigation) or other disputes, purchase accounting impacts, LIP pricing, future compliance with our credit agreement covenants and other statements generally identified by words such as "believe," "expect," "intend," "plan," "potential," "anticipate," "project," "appear," "should," "could," "may," "typically," "will," and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as the following factors:

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

•	Changes in the cigarette and tobacco markets in China, including relating to the demand for reconstituted tobacco and premium cigarettes;

•	Risks associated with the implementation of our strategic growth initiatives, including diversification, and the Company's understanding of, and entry into, new industries and technologies;

•	Changes in the source and intensity of competition in our market segments;

•	Our ability to attract and retain key personnel, due to our prior restructuring actions, the tobacco industry in which we operate or otherwise;

•
Weather conditions, including potential impacts, if any, from climate change, known and unknown, seasonality factors that affect the demand for virgin tobacco leaf and natural disasters or unusual weather events;

•	Increases in commodity prices and lack of availability of such commodities, including energy, wood pulp and resins, could impact the profitability of our products;

•	Adverse changes in the oil, gas, and mining sectors impacting key Advanced Materials & Structures segment customers;

•	Increases in operating costs due to inflation or otherwise, such as labor expense, compensation and benefits costs, including costs related to the comprehensive health care reform law enacted in 2010;

•	Employee retention and labor shortages;

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

•	Increased taxation on tobacco-related products;

•	Costs and timing of implementation of any upgrades or changes to our information technology systems;

•	Failure by us to comply with any privacy or data security laws or to protect against theft of customer, employee and corporate sensitive information; and

•	Other factors described elsewhere in this document and from time to time in documents that we file with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at September 30, 2015 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings and disputes. See Note 18. Commitments and Contingencies, of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 12. Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements included in this report. There have been no material developments with regards to these matters.

Item 1A. Risk Factors

As of September 30, 2015, there were no material changes in the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it has repurchased during 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
First Quarter 2015	63,220	46.30
Second Quarter 2015	145	46.00	—	—	—
Third Quarter 2015	—	—	—	—	—
Total Year-to-Date 2015	63,365	$46.30	—	$—	$—

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
2.1
Equity Interest Purchase Agreement, dated September 17, 2015, among Schweitzer-Mauduit International, Inc., SWM-Argotec, LLC, Argotec Intermediate Holdings Two LLC, Argotec Intermediate Holdings LLC, Argotec LLC, Argotec Holdings LLC and certain equity holders of Argotec Holdings LLC listed on the signature pages of the Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2015).*

10.1
Second Amended and Restated Credit Agreement, dated October 28, 2015 with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto, J.P. Morgan Securities LLC, Fifth Third Bank, Merrill Lynch Pierce, Fenner & Smith Inc., SunTrust Robinson Humphrey, Inc. and AgFirst Farm Credit Bank, as joint lead arrangers and joint bookrunners, and Fifth Third Bank, Merrill Lynch Pierce Fenner & Smith, Inc., SunTrust Bank and AgFirst Farm Credit Bank, as Co-Syndication Agents (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2015).

10.2
Employment Agreement, dated September 14, 2015, between Schweitzer-Mauduit International, Inc. and Michel Fievez, Executive Vice President, Paper and Reconstituted Tobacco Paper (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 16, 2015).

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

*	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

‡	This Section 906 certification is not being incorporated by reference into this Quarterly Report on Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

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

November 4, 2015

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q filing:

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