Form 10-K
period 2015-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2016-02-26
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________
1-13948
(Commission file number)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1612879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 North Point Center East, Suite 600 Alpharetta, Georgia	30022
(Address of principal executive offices)	(Zip Code)
1-800-514-0186
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.10 per share	New York Stock Exchange
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the outstanding common stock, par value $0.10 per share (the "Common Stock"), of the registrant held by non-affiliates as of June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter) was $1.2 billion, based on the last sale price for the Common Stock of $39.88 per share as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 30,541,598 shares of Common Stock issued and outstanding as of February 26, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders scheduled to be held on April 21, 2016 (the "2016 Proxy Statement") and filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I.
Item 1. Business

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result of a number of risks, uncertainties, and other factors. For a discussion of important factors that could cause our results, performance, or achievements to differ materially from any future results, performance, or achievements expressed or implied by our forward-looking statements, please refer to Part I, Item 1A “Risk Factors” and Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

GENERAL

Background

Schweitzer-Mauduit International, Inc. (referred to, with its consolidated subsidiaries, as "we", "us", "our", the "Company", "SWM INTL" or "SWM" unless the context indicates otherwise) is a multinational producer of specialty papers and resin-based products headquartered in the United States of America.

The Company was incorporated in Delaware in 1995 as a wholly-owned subsidiary of Kimberly-Clark Corporation ("Kimberly-Clark"). On November 30, 1995, Kimberly-Clark transferred its tobacco-related paper and other specialty paper products businesses conducted in the United States, France and Canada to the Company and distributed all of the outstanding shares of common stock of the Company to its stockholders (the "spin-off"). As a result, the Company became an independent public company.
We conduct business in over 90 countries and operate 18 production locations worldwide, with facilities in the United States, United Kingdom, Canada, France, Luxembourg, Russia, Brazil, China and Poland. We also have a 50% equity interest in two joint ventures in China: China Tobacco Mauduit (Jiangmen) Paper Industry Ltd. ("CTM"), which produces cigarette papers, and China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd. ("CTS"), which produces reconstituted tobacco leaf products. Effective October 2015, the Company operates under two reportable segments: Engineered Papers ("EP"), which produces cigarette papers, reconstituted tobacco leaf, and wrapper and binder products for sale to cigarette and cigar manufacturers, as well as other non-tobacco specialized commercial and industrial paper products, and Advanced Materials & Structures ("AMS", formerly known as the Filtration segment), which manufactures resin-based products for filtration, surface protection, medical, and industrial applications.

Our principal executive office is located at 100 North Point Center East, Suite 600, Alpharetta, Georgia 30022-8246 and our telephone number is (800) 514-0186. Our stock is traded on the New York Stock Exchange ("NYSE") under the symbol "SWM".

Strategic Transformation - Philosophy and Approach

Through 2013, the Company largely operated as a tobacco-centric paper operation, almost exclusively serving the demands of cigarette and cigar manufacturers. In 2012, SWM's management and Board of Directors elected to pursue a strategic transformation and diversify the business by increasing sales and profit streams outside the tobacco industry, primarily through acquisitions, while carefully managing the profitable but mature tobacco operations to maximize the Company's cash flow. Management believes that, over time, this strategy will prove effective in counterbalancing the expected long-term secular declines of the tobacco industry and transform SWM into a more growth-oriented enterprise. The Company began selectively targeting acquisition candidates serving attractive end segments with high-value technologies and commensurate margins, defensible competitive positions, and strong growth prospects. In addition, management believes many acquisition targets can have unique synergy opportunities when combined with the assets and capabilities of SWM, such as a global infrastructure, specialized paper-making technologies, and a robust program for operational excellence and cost management.

As a result of the Company's strategic actions to date, non-tobacco sales as a percentage of total Company net sales have grown from approximately 6% in 2013 to approximately 30% in 2015. Through our diversification process over the past several years, the tobacco industry has remained challenging; however the Company's cash flow has remained solid. In 2015, SWM generated approximately $120 million in free cash flow, calculated by deducting capital expenditures of approximately $24 million and capitalized software costs of approximately $1 million from operating cash provided by continuing operations of approximately $145 million, as shown on the company's consolidated statement of cash flows. Management uses free cash flow, along with liquidity available through our current credit facility, as a metric to support continued merger and acquisition activity and internal growth-oriented investments. The EP segment, which still primarily services the tobacco industry, is the Company's principal source of cash flow, enabling growth-oriented investments in the AMS segment.

Strategic Transformation - Execution

In early 2013, the Company announced a capital allocation strategy to return at least one-third of its free cash flow to investors through dividends and share buybacks, while also deploying free cash flow and balance sheet capacity to fund the diversification investments needed to improve SWM's long-term growth outlook. Pursuant to this capital allocation strategy, since the beginning of 2013, the Company has paid more than $130 million in dividends and spent $50 million on a share buyback, returning approximately 46% of free cash flow to investors in the aggregate during the three year period. The Company has also invested a total of approximately $540 million over the same period in diversification through acquisitions.

In December 2013, SWM acquired DelStar, Inc. ("DelStar"), a manufacturer of resin-based plastic nets, films and non-wovens, focused on water and other liquid filtration, medical, and industrial applications. DelStar established SWM's presence in new end-segments and added a portfolio of high-value technologies and manufacturing capabilities. Management considered DelStar an attractive independent asset which stood to benefit from SWM's global operations, capabilities in Lean Six Sigma/Operational Excellence disciplines, and its ability to fund bolt-on acquisitions and make other strategic capital investments. In December 2014, the Company executed two bolt-on transactions, acquiring assets from Pronamic Industries, Inc. ("Pronamic") and Smith & Nephew ("SNN"). The Pronamic assets added new technologies to DelStar's filtration business, enhancing our presence in air filtration, while the SNN transaction approximately doubled the DelStar medical business and expanded the Company's wound care product offerings. In October 2015, the Company acquired Argotec Intermediate Holdings LLC ("Argotec"), a manufacturer of urethane films for specialty applications in high-growth surface protection applications such as automotive paint protection, as well as glass lamination, medical and industrial products. Argotec added to SWM's growing resin-based technology capabilities and added scale to the AMS growth platform.

The acquisitions described above comprise our newly formed AMS segment. The Company believes that these businesses offer long-term growth opportunities across a diverse set of end-segments, advancing SWM's goal of diversifying its revenue stream, while maintaining consistency with many attributes of SWM. These core attributes include a focus on highly engineered specialty materials, profitability associated with premium differentiated products, strong customer relationships, and the value proposition of selling a relatively low-cost yet critical component of an end-product.

AVAILABLE INFORMATION

Our filings with the Securities and Exchange Commission ("SEC"), which filings include this Annual Report on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments, are available, free of charge, on the Investor Relations section of our web site at www.swmintl.com. Information from our web site is not incorporated by reference into this Annual Report on Form 10-K. These reports are available soon after they are filed electronically with, or furnished to, the SEC. The web site allows access to historical financial information, press releases and quarterly earnings conference calls, our Code of Conduct, corporate governance guidelines, Board of Directors committee charters, as well as disclosure of any amendment to or waivers of our Code of Conduct granted to any of the principal executive officer, principal financial officer or principal accounting officer. The web site provides additional background information about us including information on our history, products and locations. Requests for information, requests to contact our audit committee chairman, lead non-management director or the independent directors as a group, or requests to report concerns about accounting or other issues can be made in writing and sent to the Investor Relations Department at our principal executive office address listed above.

Our quarterly earnings conference calls are typically held the morning after our quarterly earnings releases and are available through our web site via a webcast. The tentative dates for our quarterly earnings conference calls related to 2016 financial results are May 5, 2016, August 4, 2016, November 3, 2016 and February 16, 2017. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through our web site at www.swmintl.com.

We have provided a Glossary of Terms at the end of this Annual Report on Form 10-K.

DESCRIPTION OF BUSINESS

Segment Financial Information. We operate and manage two reportable segments based on our product lines: Engineered Papers and Advanced Materials & Structures. In October 2015, the Company consolidated its former Paper and Reconstituted Tobacco segments into one reportable segment, Engineered Papers, conforming to the new organizational structure and strategic management of the former Paper and Reconstituted Tobacco segments, which largely supply the tobacco industry. The other reportable segment is Advanced Materials & Structures, which manufactures resin-based products for filtration, surface protection, medical, and industrial applications. This segment is comprised of the four businesses we acquired since 2013: DelStar, the Pronamic and SNN acquisitions, and Argotec.

Additional information regarding "Segment Performance" is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation. In addition, selected financial data for our segments is available in Note 19, Segment Information, of the Notes to Consolidated Financial Statements and a discussion regarding the risks associated with foreign operations is available in Part I, Item 1A, Risk Factors, Market Risk. In conjunction with the change in reportable segments, corresponding information for all prior periods presented has been restated to correspond to the presentation in the current year.

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

Engineered Papers

Products. Our EP segment produces both tobacco-related papers and non-tobacco-related papers. Our tobacco-related papers, which comprise a large majority of EP's sales, include various porous papers used to wrap parts of a cigarette (i.e, tobacco column, filter) and reconstituted tobacco leaf ("RTL"), which is often blended with virgin tobacco in a cigarette.

One of our key cigarette paper products is low ignition propensity ("LIP") cigarette paper. LIP cigarettes are designed to self-extinguish when they are not actively being smoked, thus offering a fire-safety feature. The U.S., the E.U., and several other smaller jurisdictions have mandated the use of LIP papers. The mandated design and quality standards used in the U.S. and the E.U. were largely based on SWM's technology, for which the Company maintains an extensive and active intellectual property portfolio. We operate in the LIP marketplace using our registered trademarks ALGINEX® and GLUCIGENTM. Our solutions pioneered this cigarette paper category, and we remain a leader in this cigarette paper sub-segment through either direct sales or through licensing agreements.

RTL is another key product line, accounting for a significant portion of EP's total sales and profits. Cigarette manufacturers primarily use RTL to blend with virgin tobacco to achieve certain attributes in the finished cigarettes, such as taste characteristics or reduced delivery of tar, nicotine, or other tobacco-related smoking constituents. Historically, the production of RTL has often been a cost-effective use for tobacco leaf scraps, though virgin leaf price volatility can shift that cost relationship during periods of high or low leaf prices. For the majority of our RTL products, we operate under "tolling" arrangements, through which our customers supply raw materials (tobacco scraps) for us to process into RTL and return. We also produce a similar line of reconstituted tobacco products, wrappers and binders, for use in machine-made cigars.

Our non-tobacco paper products include a mix of lightweight papers including low-volume, high-value, engineered materials such as alkaline battery separator papers, as well as high-volume commodity paper grades for printing and writing, flooring laminates, and food service packaging, which are intended to maximize machine utilization. We intend to make continued diversification investments in our EP segment to broaden its offerings. Specifically, we are exploring further end-segments that may represent attractive uses of our existing machine capacity, and/or may allow us to further monetize our paper making and reconstitution technologies.

Our wet-laid paper making technologies can be broadly classified into two main production processes: flat-wire production and incline wire production. Generally, our machines are flat-wire, meaning a liquid slurry of short pulp fibers and water are laid onto flat-wire conveyor belts, with the water draining through the wire as the fibers (wood, flax, tobacco, etc.) bond together to form a paper sheet. Incline-wire machines allow for increased drainage, enabling the use of longer fibers which bond into a more open web, increasing the porosity. Incline wire machines are typically associated with higher-value products given this added porosity, which is important in filtration and other specialty applications that tend to justify premium pricing.

Markets and Customers. Our EP segment is heavily influenced by the global trends in cigarette consumption, particularly in the U.S., Brazil and the E.U., where we have the majority of our operations and highest share of the category's volume. Historically, mature geographic regions, such as the U.S. and the E.U. have exhibited a steady decline in smoking rates, often to the low-to-mid single digits. Smoking rates in Asia, especially China, and other developing economies have generally performed better, with some regions/countries showing consumption stability or growth. However, global cigarette consumption has been relatively flat over the past several years. We expect global cigarette consumption to be largely influenced by Chinese consumption, as China now represents nearly 45% of global cigarette consumption. The Chinese economy is closed to international tobacco companies, and is controlled by China National Tobacco Corporation ("CNTC"), which regulates and manages all Chinese cigarette producers. We participate in the Chinese tobacco marketplace through two unconsolidated joint ventures with CNTC, in which our 50/50 joint venture partners are either the monopoly itself and/or our customers. These results are not consolidated into our net sales and operating profits; instead, rather SWM's share of the joint ventures' net income is classified as equity income from affiliates on our income statement.

We supply the major, and many of the smaller, cigarette and cigar manufacturers, including international tobacco companies, regional tobacco manufacturers, and government monopolies. We sell our products directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Philip Morris-USA, a subsidiary of Altria Group Inc., Japan Tobacco Inc. ("JT"), and British American Tobacco ("BAT"), are our three largest customers and, together with their respective affiliates and designated converters, accounted for 42%, 46% and 57% of our 2015, 2014 and 2013 consolidated net sales, respectively. Although the total loss of one or more of these large customers could have a material adverse effect on our results of operations, we do not believe that such a loss is likely given the significance of our share to the total worldwide supply available to meet the demand for cigarette-related fine papers.

Sales and Distribution. Our internal marketing, sales and customer service organizations sell most of our tobacco-related products manufactured in the EP segment directly to cigarette manufacturers or their designated converters. Most of our EP segment's non-tobacco related products, which in 2013 through 2015 represented approximately 10% to 12% of its net sales, are sold directly to manufacturers. In some geographic regions, we use sales agents to assist us in the sales process. We do not sell our products directly to consumers or advertise our products in consumer media. We typically deliver our products to customers by truck, rail and ocean-going vessels. As is typical in our industry, ownership of the product generally transfers to our customer upon shipment from our mills, except for certain export sales where ownership typically transfers at the foreign port or customer facility.

Competition. The specialized nature of our tobacco-related papers requires unique research and development capability and special papermaking equipment and skills to meet exacting customer specifications. These factors have limited the number of competitors capable of servicing global cigarette manufacturers.

We estimate that our share of global sales of cigarette paper is more than 30%, excluding China. As the sole domestic producer of cigarette papers in North America, we believe that we have a significant majority of the category share in that region. Our paper assets in Brazil support a similarly strong competitive position in Brazil and the rest of Latin America. Our paper mills in France and LIP printing facility in Poland sell a large amount of their products in the E.U. We estimate that we have a direct share of more than 40% of cigarette paper sales in the E.U., and a key competitor to which we have licensed our LIP technology has another approximately 40% share of cigarette paper sales in the E.U.; thus, we believe we are able to monetize to some degree more than 80% of the LIP-compliant E.U. cigarette market. Our principal competitors include delfortgroup AG (" delfort"), which licenses our LIP technology, Miquel y Costas & Miquel S.A. ("Miquel y Costas"), Julius Glatz GmbH and PT Bukit Muria Jaya ("BMJ"). We believe that the basis of cigarette and our non-tobacco papers competition is price, consistent quality, security of supply, and level of technical service.

Outside of China, SWM is the only non-cigarette company that produces RTL through a paper-making process. We estimate that our share of global RTL usage in 2014, excluding China, was approximately 45%. Some cigarette companies such as Philip Morris-USA, R.J. Reynolds Tobacco Company, JT and STMA (China) produce RTL primarily for their own internal use. Huabao International Holdings Ltd, a Hong Kong company, produces reconstituted tobacco in China. We believe that the basis of competition in this geographic region is primarily quality and price. Sales volumes are influenced by worldwide virgin tobacco prices and supply as well as cigarette producers' various in-house tobacco reconstitution processes and blending decisions, as lower prices of virgin tobacco or other reprocessed tobacco forms may compete against our RTL products.

Raw Materials and Energy. Wood pulp is the primary fiber used in our EP operations. Our operations consumed approximately 72,000 and 70,000 metric tons of wood pulp in 2015 and 2014, respectively, all of which we purchased. Our operations also use other cellulose fibers, the most significant of which are flax fiber and tobacco leaf by-products, which are the primary raw materials for certain cigarette papers and reconstituted tobacco products, respectively. We believe that our purchased raw materials for our EP segment are generally available from several sources.

The papermaking processes use significant amounts of energy, primarily electricity, natural gas and fuel oil to run the paper machines and other equipment used in the manufacture of pulp and paper. In France, Brazil, Poland and in the U.S., we believe that energy supply is generally reliable, although prices can fluctuate significantly based on variations in overall demand. We enter into agreements to procure a portion of our energy requirements for future periods in order to reduce the uncertainty of future energy costs.

Additional information regarding agreements for the supply of certain raw materials and energy is included in Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Backlog and Seasonality. We have historically experienced a steady flow of orders for our products. Our facilities typically receive and ship orders within a 30-day period, except for RTL, for which orders are generally placed longer in advance of delivery. We base our manufacturing schedules and raw material purchases on our evaluation of customer forecasts and current market conditions. While U.S., Polish and Brazilian EP operations do not calculate or maintain records of order backlogs, we typically receive forecasts of future demands in advance from certain larger customers which are used to manage production and ensure a sufficient supply for their anticipated requirements. Our Spay, France facility's order backlog for RTL was approximately $111 million and $121 million on December 31, 2015 and 2014, respectively, and is typically filled within one fiscal year. Our French cigarette papers order backlog was approximately $21 million and $35 million on December 31, 2015 and 2014, respectively.

Although not the case in the fourth quarter of 2015 due to large customer inventory builds of LIP papers in Europe ahead of an approaching regulatory change, sales of our paper and reconstituted tobacco products are generally subject to seasonal fluctuations due to periodic machine downtime and typically lower order volumes in the fourth quarter. In the United States and Europe, customer shutdowns of one to two weeks in duration typically occur in July and December. In Brazil, customer orders are typically lower in December due to a January and February holiday season.

Advanced Materials & Structures

Products. We manufacture and sell a variety of highly engineered resin-based, rolled goods such as films, nets, foams and other non-wovens. These products are used in high-performance filtration, surface protection, medical, and other industrial applications. Most of our production technologies. including those used to produce resin-based plastic netting, are extrusion-based, meaning resin pellets are heated, softened, and forced through a metal die to form continuous sheets or strands. We also produce certain meltblown products, machined plastic core tubes, and resin-based rolled products. We have significant technological expertise in proprietary die construction, which our competitors often outsource, and we consider this an advantage in protecting our technology and competitive position. However, unlike the EP segment which relies primarily on patent protection for key innovation protection, AMS relies more heavily on trade secrets and manufacturing "know-how".

We manufacture our thermoplastic polyurethane films ("TPU") to have combinations of the following attributes; UV, scratch, and water resistance, "breathability" (e.g., to allow air flow in a skin-contact medical application) and ultra-clarity. The ability to demonstrate these rare combinations make them ideally suited for demanding surface protection applications, primarily automotive paint protection and security reinforced glass, medical, and certain industrial applications such as graphics and laminated textiles. Other films, including apertured film products, are used in the wound care application sub-segment of the medical industry, such as finger bandages, wound dressings, and other hospital-setting products. Our apertured film products are also used in products for the filtration industry and niche applications in areas such as semiconductor manufacturing and food packaging.

Our thermoplastic nets are used in a variety of applications, the most prominent of which is as spacer netting in spiral wound reverse osmosis water filtration devices. We have established a strong presence in this niche application by customizing products to meet demanding customer specifications, such as thickness/weight, aperture performance, and heat and pressure resistance. Our nets are also used in a variety of industrial and life science filter applications such as fuel and hydraulic fluid filters, pharmaceutical filters, semiconductor filters, and food and beverage filters. They can also be found in a variety of packaging and protection applications.

Our non-wovens are resin fiber-based materials typically used in air and liquid filtration applications, and our foams are mainly sold as components in wound care products. In addition to rolled goods, SWM also manufactures rigid core tubing, an extruded resin product that also is primarily used in reverse osmosis water filtration devices.

Markets and Customers. The AMS segment supplies niche products mainly to customers producing finished goods for the filtration, surface protection, medical, and industrial end-segments. These products are highly engineered and often customized. In some cases, we are the sole supplier of certain products to our top customers. No customer represents more than 10% of our consolidated net sales.

Generally the industries and customers the AMS segment serves are in growth industries, which acts to counterbalance smoking attrition and its impact on our consolidated sales. Reverse osmosis water filtration ("RO filtration") has exhibited long-term growth, and we expect it to continue to do so due to current and expected global demand for drinkable water. Many countries rely on RO filtration as their primary water desalination technology to produce drinkable water, and we expect infrastructure investments in the U.S. and overseas to continue long-term. Sales of our other filtration products, particularly those used in the oil, gas, and mining sectors, have historically exhibited steady growth; however, they are subject to cyclicality and commodity price volatility and were particularly adversely impacted by significant declines in global commodity markets starting in 2015. While our products do not filter oil and gas, they are used in heavy equipment and machinery used in the oil and gas industries, often filtering fuel and other hydraulic liquids, as well as serving other functions in the exploration, processing, and transport of oil and gas.

The majority of our TPU film sales is for surface protection products used in automotive paint protection and are concentrated in the U.S. As a result, they are impacted by the U.S. auto industry. Other aspects of surface protection, such as bulletproof and security glass are heavily impacted by government and military contracts. Our medical products largely serve the wound care management sub-segment of the healthcare industry, while our industrial applications are spread across a variety of other industries, such as apparel, food manufacturing, graphics, and energy.

Sales and Distribution. AMS products are primarily sold to customers by the marketing, sales and customer service organizations of our AMS operations directly to manufacturers and in some geographic regions, we use sales agents assist us in the sales process. Similar to the EP segment, we typically deliver our products to customers by truck, rail and ocean-going vessels. As is typical in the industries in which we operate, ownership of the product generally transfers to our customer upon shipment from our manufacturing facilities, except for certain export sales where ownership typically transfers at the foreign port or customer facility. In certain instances, we produce and hold or consign products for a limited number of customers for which title does not transfer until shipment from our manufacturing facility or the products are used by the customer. In these instances, we defer recognition of revenue related to these products until the products are shipped, or the product is used, as the case may be, and ownership of the product transfers to the customer.

Competition. Our AMS products are typically leaders in their respective categories and compete against niche products made by competitors such as Marshall Manufacturing Company, Johns Manville, a subsidiary of Berkshire Hathaway Inc., Shaoxing Naite Plastics Co. Ltd., 3M Company, Covestro AG, and Hollingsworth and Vose Company. We believe our AMS products compete primarily on product features, innovations and customer service across our filtration, surface protection, medical, and industrial end-segments. Of these segments, our industrial end-segment is generally the most price competitive due to a higher portion of commodity-type products, that we often sell in order to maximize our machine utilization.

Raw Materials and Energy. The primary raw material used in our AMS products is plastic resin, and we rely on a variety of commodity grade and specialty resins, including Polypropylene, Polyurethane, Polyethylene, Polyamide (nylon) and a selection of specialized high temperature engineering grade resins. Our TPU films are produced using specialty resins which are significantly more expensive than commodity grade resins. Our thermoplastic nets and apertured films are produced using a blend of specialty resins and commodity grade resins like polypropylene. Resin prices fluctuate significantly and can impact profitability. To partially mitigate the effects of such fluctuations, we have contractual pricing adjustment mechanisms with certain customers. Commodity grade resin prices typically correlate with crude oil prices while specialty resin prices often do not.

We have multiple sources for most of our resin needs. However, some of our resins are supplied by one or a few manufacturers. We believe that our purchased raw materials are generally available from several sources and that the loss of a single supplier would not likely have a material adverse effect on our ability to procure needed raw materials from other suppliers. Our total resin purchases in 2015 and 2014 totaled $54 million and $43 million, respectively.

Backlog and Seasonality. In the AMS segment, customer orders are generally manufactured and shipped within 30 days or, in certain instances, within three months. Sales of our products within AMS are generally not subject to seasonal fluctuations. As of December 31, 2015 and 2014, the AMS segment order backlog was approximately $44 million and $20 million, respectively.

Research and Development

We employ approximately 70 research and development employees in research and laboratory facilities in France, Luxembourg, the United Kingdom, Brazil, Poland, and the U.S. We are dedicated to developing product innovations and improvements to meet the needs of individual customers. We expensed $14.0 million in 2015, $15.7 million in 2014 and $15.3 million in 2013 on research and development. We believe that our research and product development capabilities have played an important role in establishing our reputation for high quality, superior products in both our EP and AMS segments. Within EP, our research and development has enabled us to establish and sustain leading shares in various cigarette paper products, specifically LIP paper. We also are working with customers to meet potential future demand for reduced-harm tobacco products. Within AMS, we have a history of finding innovative design solutions, including developing products that improve the performance of customers' products and manufacturing operations. We believe that our commitment to research and development, coupled with our investment in new technology and equipment, has positioned us to take advantage of growth opportunities in many places around the world.

Patents and Trademarks

As of December 31, 2015, we owned 241 patents and had 117 pending patent applications covering a variety of cigarette papers, RTL, cigar wrapper and binder and other products and processes in the U.S., Western Europe and several other countries. We believe that our patents, together with our papermaking expertise and technical sales support, have been instrumental in establishing us as the leading worldwide supplier of cigarette papers. We believe that patents have contributed to our position as the world's leading independent producer of papers used for LIP cigarettes.

Management believes that in the EP segment, our "ALGINEX®" water-based technology trademark, our "GLUCIGENTM" trademark for use in banded papers for the production of LIP cigarettes, and the "SWM" logo and trade names have been important contributors to the marketing of our products. In our AMS segment, "DELSTAR®," "NALTEX®", "DELNET®", "DELPORE®", "STRATEX®", and "CORETEC®", "ARGOTEC®" are important trade names which have high industry acceptance for marketing our products.

Management and direction for a large portion of SWM's research and development activities are provided from our Luxembourg City, Luxembourg operation ("SWM Luxembourg"). These activities are often performed at other SWM locations under contract by SWM Luxembourg, and funded by SWM Luxembourg. SWM Luxembourg has the authority to initiate and manage research and development projects in areas such as, but not limited to, LIP, our non-tobacco products unit (Advanced Fibers and Materials) and AMS. This operation also provides global oversight and active management for much of the Company's intellectual property rights.

We have developed, individually or in conjunction with customers, technologies to address the demand for cigarette paper for LIP cigarettes in the U.S., Canada, Australia and the E.U. We have licensed to others the right to use certain of our LIP intellectual property, excluding ALGINEX® related intellectual properties.

Administrative and Court Proceedings Regarding Papers for Lower Ignition Propensity Cigarettes

In December 2009, Miquel y Costas, Société Papéteries du Léman SAS (“PdL”), and delfortgroup AG filed Notices of Opposition to the European Patent Office's ("EPO"), grant of our European Patent EP 1482815. The opponents contend that the claimed invention is not disclosed in a manner sufficiently clear and complete for it to be carried out by a person skilled in the art and that the claims were either not novel or lacked inventive step due to prior art references (including, among others, two earlier patents of SWM cited by the Examiner prior to granting the patent).  In connection with its entrance into a worldwide LIP license agreement with SWM, delfortgroup has withdrawn its opposition and is no longer a party to these proceedings (although delfortgroup's arguments and evidence presented remain in the proceedings). On September 15, 2014, Miquel y Costas & Miquel S.A. withdrew its opposition and is no longer a party to the proceedings. On September 12, 2014, SWM amended the patent claims. On October 27, 2014, the Opposition Division of the EPO decided to maintain the patent in amended form. The EPO's written decision was issued on January 23, 2015 and was appealed by PdL and Julius Glatz GmbH (“Glatz”) intervened in the appeal. The final outcome of this dispute could remove the legal barriers preventing competitors from practicing the ALGINEX® LIP solution.  The patent remains in effect and is enforceable even while opposition appeal proceedings are pending.

On November 11, 2010, the EPO issued a Decision to Grant SWM European Patent No. 1333729.  On December 8, 2010, Glatz filed a Notice of Opposition to the grant of this patent.  In September 2011, PdL, delfortgroup, and Miquel y Costas each filed opposition papers and Glatz supplemented its previous filing. However, PdL failed to pay the opposition fee and consequently is not a party to the opposition proceedings. It subsequently refiled its opposition papers as third-party observations. In connection with its entrance into a worldwide LIP license agreement with SWM, delfortgroup has withdrawn its opposition and is no longer a party to these proceedings (though delfortgroup's arguments and evidence presented will remain in the proceedings). In its hearing on January 21, 2015, the Opposition Division of the EPO decided to revoke the patent for claim 10 allegedly containing subject-matter that goes beyond the application as originally filed. The Company believes that the EPO properly granted the patent and intends to vigorously defend the patent. Accordingly, SWM has appealed the decision. The patent remains in effect and enforceable while opposition appeal proceedings are pending.

On June 27, 2012, the EPO granted the Company's applications for two LIP-related patents, EP 2127544 and EP 2127545, that are based on divisional applications related to European Patent No. 1333729. Glatz and Miquel y Costas each filed Notices of Opposition to the grant of EP 2127544.  Glatz, Miquel y Costas and PdL each filed Notices of Opposition to the grant of EP 2127545. SWM filed its responses to the Notices of Opposition on March 7, 2014. In its hearing on February 22, 2016, the Opposition Division of the EPO decided to revoke the EP 2127545 patent for claim 1 allegedly containing subject-matter that goes beyond the application as originally filed. The Company believes that the EPO properly granted the patent and intends to vigorously defend the patent. Accordingly, SWM will appeal the decision. The patent remains in effect and enforceable while opposition appeal proceedings are pending. The Company believes that the EPO properly granted the patents, and intends to vigorously defend the patents.

On September 12, 2012, the EPO granted the Company's LIP-related patent, EP 2127543, which is based on a divisional application related to European Patent No. 1333729. PdL, Glatz and Miquel y Costas each filed Notices of Opposition, and SWM filed its responses to the Notice of Opposition on March 21, 2014. In its hearing on February 26, 2016, the Opposition Division of the EPO decided to revoke the EP 2127543 patent for claim 1 allegedly containing subject-

matter that goes beyond the application as originally filed.  The Company believes that the EPO properly granted the patent and intends to vigorously defend the patent.  Accordingly, SWM will appeal the decision.  The patent remains in effect and enforceable while opposition appeal proceedings are pending.

On April 16, 2014, the EPO granted the Company's LIP-related patent, EP 2319333, that is based on a divisional application related to European Patent No. 1845810. Glatz filed a Notice of Opposition on January 16, 2015, and SWM filed its response to the Notice of Opposition on September 4, 2015. The Company believes that the EPO properly granted the patent and it intends to vigorously defend the patent.

In January 2015, the Company initiated patent infringement proceedings in Germany against a competitor under multiple LIP-related patents. In partial response to the infringement action, the defendant initiated a nullity action against the German part of EP 0870437, one of the four patents asserted by the Company in the lawsuit. The Company believes that the EP 0870437 patent is valid and intends to vigorously defend the patent. The cost, timing and outcome of intellectual property litigation can be unpredictable and thus no assurances can be given as to the outcome or impact on us of such litigation.

Employees

As of December 31, 2015, we had approximately 3,100 regular, full-time, active employees.

North American Operations. Hourly employees at the Spotswood, New Jersey, and Ancram, New York mills are represented by locals of the United Steel Workers Union. The three-year collective bargaining agreement with employees at our Spotswood mill is a three-year agreement which is effective through July 28, 2016. The three-year collective bargaining agreement with employees at our Ancram mill is effective through September 30, 2017. We believe employee and union relations continue to be positive at the Spotswood and Ancram mills.

The fiber operations of our Canadian subsidiary, Newberry, South Carolina facility, Argotec facility, and DelStar facilities are non-union. We believe that employee relations are positive.

French Operations. Hourly employees at our Quimperlé, Spay, and Saint-Girons, France mills are union represented. From time to time, we undertake certain restructuring activities in France and elsewhere that can impact our employee relations. For instance, in the fourth quarter of 2014, we incurred a work disruption at our Spay facility in connection with certain restructuring activities. We believe that our employee relations in these locations are generally as positive as other similarly situated French manufacturing operations under similar circumstances.

Luxembourg Operations. Employees at our Luxembourg facility are non-union. We believe that employee relations in Luxembourg are positive.

Brazilian Operations. Hourly employees at the Pirahy, Brazil mill are represented by a union. The one-year collective bargaining agreement with employees at SWM-B is effective through May 31, 2016. We believe that employee relations are generally positive and comparable to those of other similarly situated Brazilian manufacturing operations.

Polish Operations. Employees at our Strykow, Poland facility are non-union. We believe that employee relations in Poland are positive.

Chinese Operations. Employees at our Suzhou, China facility are non-union. We believe that employee relations in China are positive.

English Operations. Some hourly employees at our Gilberdyke, England facility are represented by a union. We believe that employee relations are positive.

Environmental Matters

Capital expenditures for environmental controls to meet legal requirements and those relating to the protection of the environment at our facilities in the U.S., United Kingdom, France, Brazil, Poland, China and Canada were $2.6 million in 2015, no material amount of which was the result of environmental fines or settlements. We expect such expenditures to be $2.0 million or less in each of the next two years, of which no material amounts are expected to be the result of environmental fines or settlements. These expenditures are not expected to have a material adverse effect on our financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in our plans, changes in legal requirements or other factors.

Working Capital

We normally maintain approximately 60 to 90 days of inventories to support our operations. Our sales terms average between 15 and 60 days for payment by our customers, dependent upon the products and market segment served. With respect to our accounts payable, we typically carry approximately 30 to 60 days outstanding, in accordance with our purchasing terms, which vary by business location. The accounts payable balance varies in relation to changes in our manufacturing operations, particularly due to changes in prices of wood pulp, resins and purchased energy and the level and timing of capital expenditures related to projects in progress.

Executive Officers of the Registrant

The names and ages of our executive officers as of February 26, 2016, together with certain biographical information, are as follows:

Name	Age	Position
Frédéric P. Villoutreix	51	Chairman of the Board and Chief Executive Officer
Allison Aden	54	Executive Vice President, Finance and Chief Financial Officer
Michel Fievez	58	Executive Vice President, Engineered Papers
Greerson McMullen	53	General Counsel and Secretary
Don Meltzer	61	Executive Vice President, Advanced Materials & Structures
Robert Cardin	52	Corporate Controller

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

Allison Aden was appointed Executive Vice President, Finance and Chief Financial Officer in November 2015. Prior to joining SWM, she served as Executive Vice President and Chief Financial Officer at Americold Logistics, LLC, a global leader in temperature-controlled warehousing and logistics in the food industry, from 2012 to 2015. Prior to that, Ms. Aden served as the Chief Financial Officer at Recall Holdings Limited, a global provider of information management solutions, from 2007 to 2012.

Michel Fievez was appointed Executive Vice President, Engineered Papers in December 2014. He previously held the title of Executive Vice President, Reconstituted Tobacco at the Company since March 2010. Prior to that, he held the position of President - European Operations from June 2007 to March 2010. From 2003 to May 2007, Mr. Fievez served as General Manager One Side Coated Papers and then Vice President and General Manager Packaging, Metalizing and Office and Graphic with Ahlstrom Corporation, a fiber-based materials company. From 1998 to 2003, he held key management positions, including Managing Director, with Chesapeake Display and Packaging in Europe, and from 1994 to 1998, held the position of Vice President Manufacturing and Technology with Mead Packaging Europe. Before that, he worked for 5 years as Associate and Engagement Manager with McKinsey & Company.

Greerson McMullen has served as General Counsel and Secretary since May 2013. Previously, Mr. McMullen served as the Senior Vice President, General Counsel, Government Affairs & Secretary of the ServiceMaster Company since November 2007 (holding the Government Affairs title since March 2010). The ServiceMaster Company is a residential services company.

Don Meltzer was appointed Executive Vice President, Advanced Materials & Structures in July 2015. Previously, Mr. Meltzer served as CEO of Tensar Corporation, a manufacturer of construction site development products and solutions, from October 2010 to April 2015, and as President & CEO of American Pad & Paper LLC, a manufacturer of office products, including writing pads, specialty papers, filing products and envelopes, from September 2005 to June 2010.

Robert Cardin has served as our Corporate Controller since November 2013. Previously, Mr. Cardin served as Controller for Syncreon International Group, a specialized provider of integrated logistics services to global industries, since 2011. Prior to that time he was employed by DENTSPLY International Inc., a worldwide manufacturer of dental products, as Assistant Corporate Controller from 2010 to 2011 and as Group Controller - Dental Consumables Business from 2004 to 2010. Mr. Cardin served as the Company's Interim Chief Financial Officer and Treasurer from April 2015 until Ms. Aden was hired in November 2015, at which point Mr. Cardin resumed his previous role as Corporate Controller.

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

We expect our business to continue to be adversely impacted by governmental actions relating to tobacco products, as well as by decreased demand for tobacco products due to declining social acceptance of smoking, new smoking technologies, and litigation in the United States and other countries.

In 2015, approximately 70% of our net sales were from products used by the tobacco industry in making cigarettes or other tobacco products. Cigarette consumption outside Asia has generally declined due to, among other things, the diminishing social acceptance of smoking, public reports with respect to the possible harmful effects of smoking, including effects of second-hand smoke, the use of other tobacco products, the development and use of new tobacco-related or substitute products or technologies, such as e-cigarettes, that do not use our products, and, particularly in the United States, to litigation and actions on the part of private parties to restrict smoking. For instance, litigation is continuing against major U.S. manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms. It is not possible to predict the outcome of such litigation or the effect adverse developments in pending and future litigation may have on the tobacco industry or its demand for our products, but in the past litigation has adversely affected demand for consumer tobacco products. These factors have led, and could lead, to certain merchants deciding not to sell tobacco products (e.g., CVS drug stores in the United States). As a result, the overall demand for conventional tobacco cigarettes outside Asia has generally been declining in terms of volume of sales. These declines have had an adverse effect on demand for our products in these regions. We expect these trends to accelerate and thus to continue to reduce smoking levels and adversely affect demand for our products, which could have a material adverse impact on our future financial condition, results of operations and cash flows.

In recent years, governmental entities around the world, particularly in the United States, Brazil, Russia, Australia and Western Europe, have taken, or have proposed, actions that had, or are likely to have, the effect of reducing consumption of tobacco products which, in turn, reduces demand for our products. These actions, including efforts to regulate, restrict or prohibit the sale, advertisement and promotion of tobacco products and their components, to limit smoking in public places, to control or restrict additives that may be used in tobacco products and to increase taxes on such products, are intended to discourage the consumption of cigarettes and other tobacco products. For example, in the U.S., the regulatory jurisdiction of the federal Food and Drug Administration was extended in 2009 to include tobacco products, which products are now subject to product component disclosure regulations, new controls on ingredients and design changes, and additional restrictions relating to marketing and labeling. The federal Food and Drug Administration could promulgate additional regulations with respect to areas it has not to date regulated or has only lightly regulated, such as certain cigars. In Brazil, regulations limit the use of additives to cigarettes. In the E.U., the Tobacco Products Directive regulates the content, effects, marketing and labeling of tobacco products, and both revisions to the Directive and the ongoing phase-in of the Registration, Evaluation, Authorization, and Restriction of Chemical Substances regulation ("REACH") may further restrict product ingredients. Additionally, the World Health Organization is actively promoting tobacco regulation, and other countries worldwide are in the process of adopting some or all of these restrictions. It is not possible to predict the additional legislation or regulations relating to tobacco products that may be instituted, or additional countries that may adopt such legislation or regulations, or the extent to which such legislation or regulations may impact the design or formulation of our customers' products. Such legislation or regulation may adversely impact the demand for traditional cigarettes and cigars, with corresponding impacts on our sales of cigarette papers, RTL and associated items, which could have a material adverse effect on our future financial condition, results of operations and cash flows.

Cigarette consumption in Asia, particularly premium brands in China, appears to have leveled off and is no longer growing. China represents nearly 45% of the world’s cigarette consumption. If this trend toward stable consumption turns into a decline in cigarette consumption, it could have a material adverse effect on our future financial condition, results of operations and cash flows, including our CTS and CTM joint ventures.

Our technological advantages are unlikely to continue indefinitely.

We consider our intellectual property and patents to be a material asset. We have been at the forefront of developing new products and technology within our industries and have patented several of our innovations, particularly with regard to cigarette paper used to produce LIP cigarettes. This has enhanced our ability to sell products and to provide added functionality and other value to the products we sell allowing them to command higher margins. This advantage has also enabled us to license certain of our patents and know-how to, and earn royalty income from, third parties. Presently, we are seeing evidence of increasing efforts and activity by our competitors and some customers to develop and sell competitive products, particularly in the area of papers used for LIP applications and e-cigarettes, with the effect of creating pricing pressure on our LIP products. Over time, we expect our competitors to develop competitive products that are designed to avoid our intellectual property or to license our innovations. Ultimately, our patents will expire (generally before 2022) and some may be held invalid in certain jurisdictions before their expiration dates. In addition to protecting certain of our technological advantages through patenting, we also protect a significant amount of our technological advantages as trade secrets, especially with regard to our AMS segment and our RTL products. As we expand our production of LIP papers, RTL and our AMS operations to more locations and countries, the risk of the loss of proprietary trade secrets will increase, and any significant loss would result in the loss of the competitive advantages provided by such trade secrets. While we cannot predict the impact or the timing of these trends and eventualities, they likely will reduce our sales and margins from the levels that we otherwise would have achieved.

Furthermore, the extent to which LIP regulations will be adopted in additional regions is uncertain, as is the timing of such adoptions and the technical standards that would be implemented. The absence of such adoptions or the failure to implement standards consistent with those in the U.S. and Western Europe could have an adverse impact on our future financial condition, results of operations and cash flows.

Effectively policing our domestic and international intellectual property and patent rights is costly and may not be successful.

Our portfolio of granted patents varies by country, which could have an impact on any competitive advantage provided by patents in individual countries. We rely on patent, trademark, and other intellectual property laws of the United States and other countries to protect our intellectual property rights. In order to maintain the benefits of our patents, we may need to enforce certain of our patents against infringement through judicial or administrative actions. For example, in early 2015 we initiated patent infringement proceedings in Germany against a competitor under multiple LIP-related patents. The cost, timing and outcome of intellectual property litigation can be unpredictable and thus no assurances can be given as to the outcome or impact on us of such litigation. There can be no assurances that we will be able, or that it will be economic for us, to prevent third parties from using our intellectual property or infringing our patents without our authorization, which may reduce any competitive advantage we have developed. Litigation to protect these rights is often costly and time consuming and could divert management resources with an uncertain outcome. We cannot guarantee that any United States or foreign patents, issued or pending, will provide us with any continued competitive advantage.

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

Furthermore, we cannot guarantee that one or more of our patents will not be challenged by third parties and/or ultimately held invalid by courts or patent agencies of competent jurisdiction, which could remove the legal barriers preventing competitors from practicing our LIP technology among others. For example, in December 2009, Miquel y Costas & Miquel S.A., Société Papéteries du Léman SAS (“PdL”), and delfortgroup AG filed Notices of Opposition to the EPO's grant of our European Patent EP 1482815. The opponents contend that the claimed invention is not disclosed in a manner sufficiently clear and complete for it to be carried out by a person skilled in the art and that the claims were either not novel or lacked inventive step due to prior art references (including, among others, two earlier patents of SWM cited by the Examiner prior to granting the patent).  In connection with its entrance into a worldwide LIP license agreement with SWM, delfortgroup has withdrawn its opposition and is no longer a party to these proceedings (though delfortgroup's arguments and evidence presented remain in the proceedings). On September 15, 2014, Miquel y Costas & Miquel S.A. withdrew its opposition and is no longer a party to the proceedings and SWM amended the patent claims. In its hearing on October 27, 2014, the Opposition Division of the EPO decided to maintain the patent in amended form. The EPO's written decision was issued on January 23, 2015 and was appealed by PdL and Julius Glatz GmbH (“Glatz”) intervened in the appeal. The final outcome of this dispute could remove the legal barriers preventing competitors from practicing the ALGINEX® LIP solution.  The patent remains in effect and is enforceable even while opposition appeal proceedings are pending.

On November 11, 2010, the EPO issued a Decision to Grant SWM European Patent No. 1333729.  On December 8, 2010, Glatz filed a Notice of Opposition to the grant of this patent.  In September 2011, PdL, delfortgroup AG, and Miquel y Costas & Miquel S.A. each filed opposition papers and Glatz supplemented its previous filing. However, PdL failed to pay the opposition fee and consequently is not a party to the opposition proceedings. It subsequently refiled its opposition papers as third-party observations. In connection with its entrance into a worldwide LIP license agreement with SWM, delfortgroup has withdrawn its opposition and is no longer a party to these proceedings (though delfortgroup's arguments and evidence presented will remain in the proceedings). In its hearing on January 21, 2015, the Opposition Division of the EPO decided to revoke the patent for claim 10 allegedly containing subject-matter that goes beyond the application as originally filed. The Company believes that the EPO properly granted the patent and intends to vigorously defend the patent. Accordingly, SWM has appealed the decision. The patent remains in effect and enforceable while opposition appeal proceedings are pending.

On June 27, 2012, the EPO granted the Company's applications for two LIP-related patents, EP 2127544 and EP 2127545, that are based on divisional applications related to European Patent No. 1333729. Glatz and Miquel y Costas & Miquel S.A. each filed Notices of Opposition to the grant of EP 2127544.  Glatz, Miquel y Costas & Miquel S.A. and PdL each filed Notices of Opposition to the grant of EP 2127545. SWM filed its responses to the Notices of

Opposition on March 7, 2014. In its hearing on February 22, 2016, the Opposition Division of the EPO decided to revoke the EP 2127545 patent for claim 1 allegedly containing subject-matter that goes beyond the application as originally filed. The Company believes that the EPO properly granted the patent and intends to vigorously defend the patent. Accordingly, SWM will appeal the decision. The patent remains in effect and enforceable while opposition appeal proceedings are pending. The Company believes that the EPO properly granted the patents, and intends to vigorously defend the patents.

On September 12, 2012, the EPO granted the Company's LIP patent, EP 2127543, that is based on a divisional application related to European Patent No. 1333729. PdL, Glatz and Miquel y Costas & Miquel S.A. each filed Notices of Opposition, and SWM filed its responses to the Notice of Opposition on March 21, 2014. In its hearing on February 26, 2016, the Opposition Division of the EPO decided to revoke the EP 2127543 patent for claim 1 allegedly containing subject-matter that goes beyond the application as originally filed.  The Company believes that the EPO properly granted the patent and intends to vigorously defend the patent.  Accordingly, SWM will appeal the decision.  The patent remains in effect and enforceable while opposition appeal proceedings are pending.

On April 16, 2014, the EPO granted the Company's LIP related patent, EP 2319333, that is based on a divisional application related to European Patent No. 1845810. Glatz filed a Notice of Opposition on January 16, 2015, and SWM filed its response to the Notice of Opposition on September 4, 2015. The Company believes that the EPO properly granted the patent and it intends to vigorously defend the patent.

As referenced above, in January 2015, the Company initiated patent infringement proceedings in Germany against a competitor under multiple LIP-related patents. In partial response to the infringement action, the defendant initiated a nullity action against the German part of EP 0870437, one of the four patents asserted by the Company in the lawsuit. The Company believes that the EP 0870437 patent is valid and intends to vigorously defend the patent. The cost, timing and outcome of intellectual property litigation can be unpredictable and thus no assurances can be given as to the outcome or impact on us of such litigation.

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

We have manufacturing facilities in seven countries and two joint ventures in China and sell products in over 90 countries, many of which are emerging and undeveloped markets. Our manufacturing operations, sales and results, depending on their location, are subject to various international business risks, including the following:

•
Foreign countries can impose significant import, export, excise and income tax and other regulatory restrictions on our business, including limitations on repatriation of profits and proceeds of liquidated assets. While we attempt to manage our operations and international movements of cash from and amongst our foreign subsidiaries in a tax-efficient manner, unanticipated international movement of funds due to unexpected changes in our business or changes in tax and associated regulatory schemes could result in a material adverse impact on our financial condition, results of operations and cash flows;

•
We are exposed to global as well as regional macroeconomic and microeconomic factors, which can affect demand and pricing for our products, including: unsettled political and economic conditions, including as they relate to Brazil, Russia and the Ukraine; expropriation; import and export tariffs; regulatory controls and restrictions; and inflationary and deflationary economies. These factors together with risks inherent in international operations, including risks associated with any non-compliance with the U.S. Foreign Corrupt Practices Act, the 2013 Brazilian Clean Companies Act, the U.K. Bribery Act of 2010, the 2013 Russian Law on Preventing Corruption and other non-U.S. anti-bribery law compliance, could adversely affect our financial condition, results of operations and cash flows;

•
We participate in two joint ventures and have one manufacturing facility in China. One joint venture sells our products primarily to Chinese tobacco companies. The second joint venture has built a new reconstituted tobacco mill in China, which began operations in September 2014. Operations in China entail a number of risks including international and domestic political risks, the need to obtain operating and other permits from the government, adverse changes in the policies or in our relations with government-owned or run customers and any ability to operate within an evolving legal and economic system. There are also risks inherent with 50% joint ventures, such as a lack of an ability to control, and visibility with respect to, operations, customer relations and compliance practice, among others. Our operations are located in many countries around the World and operate, to a degree, in a decentralized manner. There are inherent control and fraud risks in such a structure; and

•
Changes or increases in international trade sanctions or quotas may restrict or prohibit us from transacting business with established customers or securing new ones, including as to Russia and the Ukraine.

Changes in the laws and regulations described above, adverse interpretations or applications of such laws and regulations, and the outcome of various court and regulatory proceedings, including in Europe and Brazil, could adversely impact the Company's business in a variety of ways, including increasing expenses, increasing liabilities, decreasing sales, limiting its ability to repatriate funds and generally limiting its ability to conduct business, all of which could adversely affect our financial condition, results of operations and cash flows.

Fluctuations in foreign currency exchange rates could adversely impact our financial condition, results of operations and cash flows.
A significant portion of our revenues are generated from operations outside the United States. In addition, we maintain significant operations and acquire or manufacture many of our products outside the United States. The functional currency of our international subsidiaries is generally the local currency in which each subsidiary operates. In particular, a large portion of our commercial business is denominated in euros. Our consolidated financial statements are presented in U.S. dollars. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of, the reporting period. As a result, our future revenues, costs, results of operations and earnings could be significantly affected by changes in foreign currency exchange rates, especially the euro to U.S. dollar exchange rate.
In addition, some of our sale and purchase transactions are denominated in a currency other than the local currency of our operations. As a result, changes in exchange rates between the currencies in which the transaction is denominated versus the local currency of our operation into which the transaction is being recorded can impact the amount of local currency recorded for such transaction. This can result in more or less local currency revenue or cost related to such transaction and thus have an effect on our operating profit. Our Brazilian and Polish operations are more fully exposed to currency transaction risk, especially as a result of U.S. dollar sales in Brazil and euro denominated sales in Poland We also hold a significant amount of our cash balances in euros, thus any weakening of the euro versus the U.S. Dollar would reduce the amount of U.S. Dollars for which such balances could be exchanged.
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

We face competition from several established competitors and, in our RTL business from tobacco leaf; We have limited market transparency.

Our four largest competitors for our EP business are delfortgroup AG ("Delfort"), Julius Glatz GmbH ("Glatz"), Miquel y Costas & Miquel S.A. ("Miquel y Costas") and PT BUKIT Muria Jaya ("BMJ"). All four primarily operate from modern and cost-effective mills in Western Europe and Asia and are capable and long-standing suppliers to the tobacco industry. Further, three such competitors, Delfort, Glatz and BMJ, are privately held and the third, Miquel y Costas, is a closely held public company. Thus, their financial results and other business developments and strategies are not disclosed to the same extent as ours, which provides them some advantage in dealing with customers. Given the concentration of most of our competitors in Western Europe, which has seen declining demand for tobacco products and has labor laws that make reducing capacity expensive and slow, excess capacity exists and therefore price competition is acute. We believe that all four competitors have good relationships with the multinational cigarette companies, as does the Company. The multinational cigarette companies have been known to use these close relationships to encourage the development of enhanced competition through supporting competitive products and facilities, especially when confronted with new, high-value technologies such as porous plug wrap in the past and LIP today. We believe our Engineered Paper products compete primarily on product features, price, innovations and customer service. Due to many of the factors described above, we have a limited ability to predict trends in the industry and there may be a time lag before we become aware of developing trends in the industry.

Our AMS segment products compete to some degree against niche products made by Marshall Manufacturing Company, Johns Manville, a subsidiary of Berkshire Hathaway Inc., Shaoxing Naite Plastics Co. Ltd., 3M Company, Covestro AG, and Hollingsworth and Vose Company. We believe our AMS products compete primarily on product features, innovations and customer service. Some of these competitors are larger than we are and have more resources, thus the actions of these competitors could have an impact on the results of our AMS segment operations.

As a result of the foregoing, the Company faces significant selling price, sales volume and new product risks from its competitors, especially during periods (often annually) in which the Company's contracts with its major customers are subject to renewal or renegotiation.

Currently, fine papers used to produce cigarettes are only exported on a limited basis from available capacity in China and other Asian locations to western multinational cigarette companies due to government taxes and tariffs, which limit price competitiveness, as well as due to customer preferences. Should conditions change in this regard, capacity that currently is operating in China and elsewhere in Asia would present a risk to our competitive position outside Asia and place further pressure on our legacy paper production platforms. Similarly, we are starting to see increased competition for some of our AMS products from companies in China, which, we believe, may have lower operating costs than us, resulting in a potential price advantage for such companies.

In the RTL end-market segment, demand is a function, among other things, of smoke delivery regulations, the cigarette manufacturer's desire for a uniform and consistent product, the taste profile sought by cigarette manufacturers and the cost of recycling the tobacco by-product scraps relative to the cost of virgin tobacco products. Thus, our RTL business is also subject to competitive risk from lower cost virgin tobacco leaf or other, cheaper, cigarette fillers. These factors have resulted, and are likely to continue to result, in materially lower sales volumes for our RTL business, resulting in downtime of certain production machines and, in some cases, accelerated depreciation or impairment charges for certain equipment as well as employee severance expenses associated with downsizing or restructuring activities.

Further, as a result of excess capacity in the tobacco-related papers industry and increased operating costs, competitive levels of selling prices for certain of the Company's products are not sufficient to cover those costs with a margin that the Company considers reasonable. Such competitive pressures have resulted, and could result in the future, in downtime of certain paper production machines and, in some cases, accelerated depreciation or impairment charges for certain equipment as well as employee severance expenses associated with downsizing or restructuring activities.

We are dependent upon a small number of customers for a significant portion of our sales; the loss of one or more of these customers, or changes in their cigarette blending approaches, could have a material adverse effect on our business.

Three customers accounted for over 42% of our net sales in 2015. The loss of one or more of these customers, or a significant reduction in their purchases, particularly those that impact our sales of LIP papers or reconstituted tobacco, could have a material adverse effect on our financial condition, results of operations and cash flows. The enhanced capabilities provided by RTL in the area of product design and regulatory compliance are important to our customers. However, future RTL results could be adversely affected by fluctuations in customer inventories, changes in the cigarette tobacco blending approaches by our customers, changes in regulations and tariffs and the price of virgin tobacco leaf.

In addition, significant consolidation has occurred among our tobacco customers, thereby increasing our dependence upon a fewer number of tobacco industry customers and increasing the negotiating leverage of those customers that remain. If any of our customers were to change suppliers, in-source production of reconstituted tobacco or cigarette papers (including those used to produce LIP cigarettes), institute significant cost-cutting measures or experience financial difficulty, then these customers may substantially reduce their purchases from us, which could adversely impact our financial condition, results of operations and cash flows. In addition, adverse results in the negotiation of any of our significant customer contracts, the terms of which are typically negotiated every one to three years, could significantly impact our financial condition, results of operations and cash flows.

Our internal and external expansion plans and asset dispositions entail different and additional risks relative to the rest of our business.

From time to time, we consider acquisitions either within the tobacco industry or outside the industry in connection with our diversification initiatives, such as our acquisitions of DelStar Technologies, Inc. and Argotec LLC. This acquisition activity could involve confidential negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. It is possible that an acquisition could adversely impact our results, credit ratings or the outlook of our business, due to, among other things, integration and employee retention challenges, contrasting company cultures and different information technology and reporting systems. Also, acquisition opportunities are limited and present risks of failing to achieve strategic objectives, smooth integrations or anticipated synergies or returns. There can be no assurance that we will be able to acquire attractive businesses on favorable terms, that we will realize the anticipated benefits or profits through acquisitions or that acquisitions will be accretive to our earnings. Changes in our portfolio of businesses, assets and products, whether through acquisition (such as our acquisitions of DelStar and Argotec), disposition or internal growth, present additional risks, including causing us to incur unknown or new types of liabilities, subjecting us to new regulatory frameworks and new market risks, and acquiring operations in new geographic regions with challenging labor, regulatory and tax regimes. The potential future expansion of our AMS business unit or other operations could cause these operations to face additional competition from larger and more established competitors than is currently the case.

Our ability to dispose of idled assets and the value that may be obtained relative to their book value can result in significant impairment charges. Some of these risks manifested themselves in early 2011 when we announced suspension of construction of a wholly-owned reconstituted tobacco mill in the Philippines and could be encountered in other forms to the extent that we construct new facilities or enter into new joint ventures. Building a new mill or other facility or relocating, rebuilding or otherwise modifying existing production machinery is a major undertaking and entails a number of risks, including the possibility that the contractors and sub-contractors who are expected to build the facility or rebuild the machine and supply the necessary equipment do not perform as expected, the possibility of cost overruns and delays, or that design defects or omissions cause the facility or machine to perform at less than projected efficiency or at less than projected capacity. In addition, commencement of production at a new site or at a rebuilt or relocated machine is time consuming and requires testing and acceptance by customers and potentially by regulators, of the facility and the products that are produced. Also, while we anticipate sufficient demand for the facility's or machine's output, there can be no assurances that the expected demand will materialize. For more information on our expansion plans, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation" of this report.

We also expect to continue to expend resources to diversify and expand our product portfolio, including with respect to our LeafLab vegetable reconstitution incubator at our Spay facility. Research and development and product diversification have inherent risks, including technical success, market acceptance, new regulations and potential liabilities. We cannot guarantee that such efforts will succeed, that we will not incur new or different liabilities or that we will achieve a satisfactory return on such expenditures.

We may not successfully integrate acquisitions or integrate other SWM operations into AMS and we may be unable to achieve anticipated cost savings or other synergies.

The integration of the operations of acquired companies involves a number of risks and presents financial, managerial, reporting, legal and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating information systems, financial reporting activities, employee retention and integrating and retaining management and personnel from acquired companies. Additionally with respect to the acquisitions of DelStar, the two associated acquisitions we made in December 2014 and of Argotec, we may not be able to achieve anticipated cost savings or commercial or growth synergies, for a number of reasons, including contractual constraints and obligations or an inability to take advantage of expected commercial opportunities, inability to achieve increased operating efficiencies or commercial expansion of key technologies. In the second half of 2015, we formed our AMS business unit comprised of these operations and certain other SWM resources. The future success of AMS depends, in part, on our ability to attract additional management, retain key employees, integrate new personnel, operating and reporting systems as well as execute AMS’ growth strategy. Failure to successfully integrate acquired companies or organize AMS may have an adverse effect on our business, financial condition, results of operations, and cash flows.

Our restructuring activities are time-consuming and expensive and could significantly disrupt our business.
We have initiated significant restructuring activities in recent years, including restructurings in 2014 and 2015 in France and the United States, during 2014 in Brazil and during 2012 in the Philippines, that have become part of an overall effort to improve an imbalance between demand for our products and our production capacity as well as improve our profitability and the quality of our products. We expect to continue these restructuring efforts from time to time. Restructuring of our existing operations, or as a result of acquisitions, involves issues that are complex, time-consuming and expensive and could significantly disrupt our business. The challenges involved in executing the actions that are part of our ongoing and, potentially future, restructuring plans include:

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

If we do not achieve future and continued expected benefits as a result of our legal entity realignment, the ability to achieve our financial guidance for operating results and our financial condition, results of operations and cash-flow could be adversely affected.

In 2014, we re-examined and re-aligned certain internal business operations and our legal entity structure in order to improve our cash-flows, have easier access to our foreign cash, centralize, enhance the management of our intellectual property and streamline certain internal business activities. This has resulted in a reduction of our overall effective tax rate, among other things. Steps to accomplish these objectives have been taken and additional steps may be taken later as we continue to grow certain of our operations, repatriate our foreign cash, diversify our business and continue our business analyses. We anticipate that there could be further realignment activities in the future.

Realignments can present significant potential risks of events occurring that could delay, halt or adversely affect the success of a project, including delays encountered in finalizing the scope of, and implementing, the realignment, the failure to achieve targeted benefits or savings, the failure to follow appropriate regulatory requirements or internal processes and procedures and a potential decrease in employee morale. Further, there can be no assurance that the taxing authorities of the jurisdictions in which we operate, or to which we are otherwise deemed to have sufficient tax activity, will not challenge our interpretation of tax laws and regulations or the tax benefits that we expect to realize as a result of the realignment. Any such challenges (including our response thereto) can be time consuming or expensive with potentially uncertain outcomes, including as to additional interest, penalties or increase in back taxes that could be payable by us. In addition, changes to U.S. or non-U.S. tax laws and regulations may adversely impact the anticipated benefits of our legal entity structure and any potential future realignments. Any future impact to our effective tax rate will also depend on our ability to operate our business in a manner consistent with the regulatory requirements for such a realignment including applicable taxing provisions, as well as us realizing our anticipated profits as well as the countries in which such profits are realized. Further, we have incurred certain costs in connection with the realignment and we may incur additional costs, including ones that are not currently expected to be incurred. There also can be significant costs and complexities around meeting the necessary tax accounting rules as required by our realignment structure and regulations applicable to us and it is possible that the authorities might disagree with our accounting treatment or that there may be a disagreement or dispute regarding our calculations. It is also possible that the authorities might change, either prospectively or retrospectively, certain complex tax rulings that would have potentially significant impacts to our financial results. Additionally, due to the complex nature of some of the accounting and taxation calculations, the Company may incur significant costs in defending its interpretation of positions in regards to certain tax legislation, rulings and inquiries.

To the extent these risks or circumstances occur, we may fail to achieve the future financial and business benefits that we anticipate as a result of the realignments, our tax rate may increase and our future operating results, financial condition and cash flows may be negatively impacted. Thus, there can also be no assurance that we will realize the expected future benefits of the restructurings.

Our financial performance can be significantly impacted by the cost and availability of raw materials and energy and we may have limited ability to pass through increases in costs to our customers.

Raw materials are a significant component of the cost of the products that we manufacture. The cost of wood pulp, which is the largest component of the raw materials that we use, and some resins used by our AMS segment are highly cyclical and can be more volatile than general consumer or producer inflationary changes in the general economy. For instance, during the period from January 2013 through December 2015, the U.S. list price of northern bleached softwood kraft pulp ("NBSK") a representative pulp grade that we purchase, ranged from a low of $890 per metric ton in January 2013 to a high of $1,030 per metric ton in March 2014. Also, over the last five years, the cost of polypropylene has fluctuated from 66 cents per pound to 117 cents per pound. As we periodically enter into agreements with customers under which we agree to supply products at fixed prices, unanticipated increases in the costs of raw materials, or the lack of availability of such raw materials (due to force majeure or other reasons), can significantly impact our financial performance. Even where we do not have fixed-price agreements, we generally cannot pass through increases in raw material costs in a timely manner and in many instances are not able to pass through the entire increase to our customers. Further, some of the resins we use in our AMS segment are only available from a single supplier, or a limited number of suppliers. Consequently, such supplier(s) can control the availability and thus the cost of the resins we use, notwithstanding any changes in the cost of oil. It can be time consuming and costly, and occasionally impractical, to find replacement resins where such suppliers limit the availability or increase the cost of resins we use.

Paper manufacturing is energy-intensive. In France, Poland and in the United States, availability of energy generally is reliable, although prices can fluctuate significantly based on variations in overall demand. Western Europe is becoming significantly dependent on energy supplies from the Commonwealth of Independent States, which in the past has demonstrated a willingness to restrict or cut off supplies of energy to certain customers. The volume of oil or gas flowing through pipeline systems that ultimately connect to Western Europe also has been cut off or restricted in the past, and such actions can adversely impact the supply of energy to Western Europe and, consequently, the cost and availability of electricity to our European operations. In Brazil, because production of electricity is heavily reliant upon hydroelectric plants, availability of electricity can be, and has been in the past, affected by rain variations. Electricity in Brazil is also heavily taxed. Due to the competitive pricing for most of our products, we typically are unable to fully pass through higher energy costs to our customers. Periodically, when we believe it is advantageous to do so, we enter into agreements to procure a portion of our energy for future periods in order to reduce the uncertainty of future energy costs. However, in recent years this has only marginally slowed the increase in energy costs due to the volatile changes in energy prices we have experienced.

We are dependent upon the availability of credit, and changes in interest rates can impact our business.

We supplement operating cash flow with bank borrowings under a secured credit agreement with a syndicate of banks, which will mature in October 2020 and October 2022. To date, we have been able to access credit when needed and on commercially reasonable terms. However, deterioration of credit markets, including an economic crisis in the U.S. or elsewhere, whether or not caused by the U.S. or European debt ceiling, deficits and budget issues, could have an adverse impact on our ability to negotiate new credit facilities or access or renew our existing one. Constraints on the availability of credit, or the unavailability of credit at reasonable interest rates, would negatively impact our business, including potentially impairing our ability to declare dividends, conduct share buy-backs and make acquisitions.

Our secured credit facility contains certain financial covenants. In the event of material unforeseen events that impact our financial performance, particularly during a time when we have material amounts of debt, a situation could arise where we are unable to fully draw from our existing credit facility notwithstanding that there is otherwise available capacity.

Our credit facilities are secured by substantially all of the personal property of the Company and its domestic subsidiaries. In the event of a default on these agreements, substantially all of the assets of the Company could be subject to foreclosure or liquidation by the secured creditors.

We have a combination of variable and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable rate long-term debt when we believe that it is practical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. There are inherent risks associated with interest rate hedges, including those associated with the movement of interest rates, counterparty risk and unexpected need to refinance debt, thus there can be no certainty that our hedging activities will be successful or fully protect us from interest rate exposure.

A failure of, or a security breach in, a key information technology system or process or other unusual events could compromise our information and expose us to liability, which could adversely affect our business; IT project delays and overruns are possible.

We rely extensively on information technology systems, some of which are managed by third-party service providers, to analyze, process and manage transactions and sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees. The secure processing and maintenance of this information is critical to our operations and business strategy and we rely heavily on the integrity of this data in managing our business. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or be breached due to employee or third party error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, regulatory penalties, including the loss of EU Safe Harbor certification, and disrupt our operations. There are further risks associated with the information systems of companies we acquire, both in terms of systems compatibility, level of security and functionality. It may cost us significant money and resources to address these risks and we may fail to address them successfully, adversely impacting our financial condition, results of operations and cash flows.

From time to time, we undertake significant information technology systems projects, including enterprise resource planning updates, modifications and roll-outs. These projects are subject to cost overruns and delays. Not only could these cost overruns and delays impact our financial statements but a delay in the completion of a needed IT project could adversely impact our ability to run our business and make fully informed decisions.

We rely on a limited number of key employees, have had significant personnel turnover and have had difficulty in attracting and hiring qualified new personnel in some areas of our business.

The loss of any of our key employees, including our CEO and his direct reports, due to retirement, difference in culture with acquired businesses, the demands of our business, our tobacco-related operations or otherwise could adversely affect our business and thus our financial condition, results of operations and cash flows. Because a large part of our business is tied to the tobacco industry, we may also experience difficulty in retaining and hiring qualified executives and other personnel at our AMS segment, at corporate and/or in EP. This may be caused by the health and social issues associated with the tobacco industry. We not only compete for talent with consumer products and other companies that enjoy greater social acceptance but also with larger, more established companies within the tobacco industry.

As we diversify through acquisitions outside our tobacco-related operations, we run the risk of turnover of key personnel within the businesses we acquire as well as difficulty in finding and attracting first class talent in industry segments that are new to us. This could slow the growth of these businesses and impede our ability to find and complete synergistic acquisitions.
Since early 2015, our former CFO retired and our former Chief Operation Officer resigned and we have also experienced some personnel departures within the businesses we have acquired and elsewhere. The loss of services of key employees, including in our AMS business, or our inability to attract, hire and retain personnel with requisite skills could also restrict our ability to develop new products, enhance existing products in a timely manner, sell products or manage our business effectively. These factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business is subject to seasonal or cyclical market and industry fluctuations which may result in reduced net sales and operating profits during certain periods.

Sales of our EP products in the United States, Europe and Brazil are subject to seasonal fluctuations. In the United States and Europe, customer shutdowns typically occur in July and December and historically have resulted in reduced net sales and operating profit during those two months. Additionally, our facilities occasionally shut down equipment to perform additional maintenance during these months or as a result of slow demand, resulting in higher product costs, higher maintenance expenses and reduced operating profit. In Brazil, customer orders are typically lower in December due to a holiday season during much of January and February. The oil & gas, mining and automotive industries are important to sales in our AMS segment and these and other industries tend to be cyclical, which could adversely impact our business, financial condition, results of operations and cash flows during the duration of their down cycles.

Our business depends upon good relations with our employees; work stoppages, slowdowns or legal action by our unionized employees may have a material adverse effect on our business, financial condition, results of operations and cash flows.
We employ approximately 3,100 employees, including manufacturing employees represented by unions. Although we believe that employee and union relations are generally positive, there is no assurance that this will continue in the future. We may experience difficulties in maintaining appropriate relations with unions and employees in certain locations. We had a business interruption in one of our mills in late 2014 due to labor unrest. Problems or changes affecting employees in certain locations may affect relations with our employees at other locations. The risk of labor disputes, work stoppages or other disruptions in production could adversely affect us, especially in conjunction with potential restructuring activities. If we cannot successfully negotiate or renegotiate collective bargaining agreements, or if negotiations take an excessive amount of time, there may be a heightened risk of work stoppages and we may be unable to achieve planned operational efficiencies. Work stoppages may be caused by the inability of national unions and the governments of countries in which the Company operates from reaching agreement, and are outside the control of the Company. Any work stoppage or failure to reach agreements with our unions could have a material adverse effect on our customer relations, our productivity, the profitability of a manufacturing facility, our ability to develop new products and on our operations as a whole, resulting in an adverse impact on our business, financial condition, results of operations and cash flows.

Our business is subject to various environmental laws, regulations and related litigation that could impose substantial costs or other liabilities on us.

Our facilities are subject to significant federal, state, local and foreign environmental protection laws with respect to air, water and emissions as well as the disposal of solid waste. We believe that we are operating in substantial compliance with these laws and regularly incur capital and operating expenditures in order to achieve future compliance. However, these laws may change, which could require changes in our practices, additional capital expenditures or loss of carbon credits, and we may discover aspects of our business that are not in compliance. Violation of these laws can result in the imposition of significant fines and remediation costs. In France, we presently have sufficient authorized capacity for our emissions of carbon dioxide. However, this authorization must be renewed every five years and was last renewed in 2013. We cannot predict whether we will have sufficient authorized capacity to conduct our operations in France as presently conducted or to do so without having to make substantial capital expenditures in future years. There also is the possibility of further regulation of carbon dioxide emissions in the U.S. It is not presently possible to assess what, if any, impact such regulations might have on our domestic U.S. operations.

We are a member of a potentially responsible party group ("Global PRP Group") that entered into a settlement with the State of New Jersey in 1993 concerning the remediation of a landfill site in Middlesex County, New Jersey. The landfill remediation has been completed. We have established a reserve of approximately $0.4 million that we believe is adequate to cover our ongoing liability, but we remain exposed to post-closure operating costs over an extended period of years that cannot be fully known or estimated at this time.

Although we are not aware of any environmental conditions at any of our facilities that could have a material adverse effect on our financial condition, results of operations and cash flows, we own facilities in France, the U.S. and elsewhere that have been operated over the course of many decades. We may face higher disposal and clean-up costs to replace equipment or facilities containing materials that were compliant when installed, but are now considered contaminants. Additionally, as we sell closed or other facilities, we may be required to perform additional environmental evaluations that could identify items that might require remediation or other action, the nature, extent and cost of which are not presently known. We may also incur environmental liabilities in connection with assets or businesses we may purchase in the future.

Increases in costs of pension benefits may reduce our profitability.
Our results of operations may be negatively affected by expenses we record for our defined benefit pension plans. Generally accepted accounting principles in the United States, ("GAAP"), require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets, longevity of our current and former employees and other economic conditions, which may change based on changes in key economic indicators and mortality tables. We are required to make an annual measurement of plan assets and liabilities, which may result in increased funding obligations or negative changes in our stockholder equity. At the end of 2015, the combined projected benefit obligation of our U.S. and French pension and other postretirement healthcare plans was underfunded by $32.2 million. For a discussion regarding our pension obligations, see Note 16, Postretirement and Other Benefits of the Notes to Consolidated Financial Statements in Part II, Item 8 and "Other Factors Affecting Liquidity and Capital Resources" in Part II, Item 7. Although expense and pension funding contributions are not directly related, key economic factors that affect expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act ("ERISA") for U.S. plans. Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans.

We are subject to various legal actions and other claims.

We regularly are involved in legal actions and other claims arising in the ordinary course of business and otherwise. We are also subject to many laws and regulations around the world. Despite our efforts, we cannot guarantee that we are in compliance with every such law or regulation. Because of the complexity of Brazilian tax laws and court systems, legal actions are a particular risk that affect our Brazilian operations.  Although we believe that our positions in pending disputes about state and federal taxes are correct and will ultimately be upheld by Brazilian courts, the outcome of legal proceedings is difficult to predict. An adverse result in one or more of these tax disputes could have a material adverse impact on our financial condition, results of operations and cash flows. We are also subject to other litigation in Brazil, including labor and workplace safety claims. Although we do not believe that any of the currently pending actions or claims against us will have a material adverse impact on our financial condition, results of operations and cash flows, we cannot provide any assurances in this regard. Information concerning some of these actions that currently are pending is contained in Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements and in Part I, Item 3, “Legal Proceedings” of this report. We also cannot give any assurances as to any litigation that might be filed against us in the future, including any claims relating to the alleged harmful effect of tobacco use on human health.

Significant impairment charges could result from our evaluation of the Philippines RTL manufacturing site.

The Company suspended construction of its Philippines RTL manufacturing site during 2011. During 2015, as a result of management's intent and ability to dispose of these assets, the amounts were reclassified from property, plant and equipment to assets held for sale in the Company's balance sheet. The carrying value of these assets is based on estimated fair value less cost to sell. During 2015, the Company compared the estimated fair value less cost to sell to the net book value of the assets which resulted in the Company recording an impairment charge of $5.2 million.

In previous years, the carrying value of the assets was evaluated for impairment at each reporting period by assessing the recoverability of the costs based on the undiscounted cash flows of the operation, the likelihood of its reactivation and any alternative uses for the equipment. This evaluation, along with declines in our RTL volumes, resulted in 2013 in an impairment of $37.2 million. Further declines in the estimated fair value of these assets could result in a decision to record a further impairment of some or a substantial portion of the remaining outstanding balance of these assets, which was $20.9 million at December 31, 2015.

One portion of our business is dependent upon a single mill; further, we have limited cross redundancy across our facilities.

Sales of reconstituted tobacco leaf products represent a substantial portion of our revenues and profits. We presently produce reconstituted tobacco leaf at only one facility located in France and wrapper and binder products at only one facility located in Ancram, New York. In our AMS business, in order to enhance the protection of our trade secrets, critical proprietary dyes used in a significant portion of our extruding operations are made at only one facility with very limited personnel trained to manufacture them. Further, in order to achieve operational efficiencies, among other reasons, we have limited ability to shift production across our various facilities, thus the loss of production at one facility may not be able to be mitigated by increased production at another. Consequently, natural disasters, pandemics and other unusual events could cause the loss of, or interruption of operations for a significant length of time at one or more of our facilities in six different countries, or at our newly operational CTS joint venture facility, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Historically, we have experienced significant cost savings and productivity benefits relating to our ongoing Operational Excellence program; however, these benefits may not continue indefinitely.

Historically, we have experienced significant cost savings and productivity benefits relating to our ongoing Operational Excellence program as it relates to our tobacco operations that have supported our margins during periods of significant attrition in the tobacco industry. We expect to continue to achieve significant savings and benefits from this program; however, in light of continued industry attrition, execution risks and other factors, we may be unable to continue in the future to obtain these savings and benefits in line with historical achievements, and our profitability and financial results could be adversely affected.

Similarly, though we anticipate extending this program to our AMS business operations in order to achieve margin improvements, due to the different company cultures of the acquisitions that make up a significant part of AMS and our continuing integration of these acquisitions, we may not be able to achieve the desired margin improvements through our operational excellence program at AMS.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2015, we operated a total of 18 production facilities on four continents and owned two other facilities which were marketed for sale.

During 2015 we acquired two of our properties in conjunction with our acquisition of Argotec and completed construction of our DelStar Poland site to support the manufacturing operations of our AMS segment. Additionally, in 2014 we acquired two of our operating facilities for our AMS segment in connection with our acquisition of assets from SNN and Pronamic.

The following are the locations of our principal production facilities as of December 31, 2015. Except as otherwise noted, we own the facilities listed below:

Engineered Papers Segment Production Locations	Advanced Materials & Structures Segment Production Locations
Spotswood Mill	Middletown Manufacturing Site
Spotswood, New Jersey	Middletown, Delaware

Papeteries de Saint-Girons Mill	U.S. Netting Manufacturing Site*
Saint-Girons, France	Austin, Texas

PDM Industries Mill	Tubing Operations*
Quimperlé, France	Richland, Pennsylvania

Pirahy Mill	Tubing Operations*
Piraí, Brazil	El Cajon, California

Poland Mill*	Suzhou Manufacturing Site*
Strykow, Poland	Suzhou, China

Newberry Operation	Poland Manufacturing Site*
Newberry, South Carolina	Strykow, Poland

Fiber Operation	Gilberdyke Manufacturing Site
Manitoba, Canada	Gilberdyke, United Kingdom

LTR Industries Mill	Wilson Manufacturing Site*
Spay, France	Wilson, North Carolina

Ancram Mill	Argotec Manufacturing Operations*
Ancram, New York	Greenfield, Massachusetts

RTL Philippines Mill (currently marketed for sale)	Argotec-Stevens Manufacturing Site (currently marketed for sale)
Sto. Tomas, Philippines	Easthampton, Massachusetts

* Leased properties

As of December 31, 2015, we had approximately 187,000 metric tons of annual paper production capacity, dependent upon the production mix. Capacity utilization increased in 2015 to 86% for EP products compared with 81% in 2014. AMS product manufacturing lines operated at 72% capacity as of December 31, 2015 compared to 76% capacity as of December 31, 2014. We also operate flax fiber processing operations in Canada and printing operations in France, Poland and the United States. We own each of these facilities and the associated operating equipment except for a flax tow storage facility in Winkler, Manitoba and the mill building in Strykow, Poland, which are leased.

We maintain administrative and/or sales offices in Alpharetta, Georgia; Quimperlé, France; Spay, France; Shanghai, China; Piraí, Brazil; Moscow, Russia; Strykow, Poland; Middletown, Delaware; Greenfield, Massachusetts; Luxembourg City, Luxembourg; and Bristol, England. Our world headquarters are located in Alpharetta. All of these offices are owned except for those located in Alpharetta, Shanghai, Moscow, Strykow, Greenfield, Luxembourg City, and Bristol which are leased.

We consider all of our facilities to be well-maintained, suitable for conducting our operations and business, and adequately insured, except for the RTL Philippines facility in Sto. Tomas, Philippines, which is currently being marketed for sale and the Argotec-Stevens facility in Easthampton, Massachusetts, which, as of December 2015, is under contract for sale to a third party. These properties are classified as assets held for sale in the Company's consolidated balance sheet as of December 31, 2015.

Item 3. Legal Proceedings

General

We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims, product liability and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material effect on the results of operations in a given quarter or year, but no assurances can be given in this regard. Below is a summary of major outstanding litigation.

Litigation

Imposto sobre Circulação de Mercadorias e Serviços ("ICMS") a form of value-added tax in Brazil, was assessed to our Brazilian subsidiary, Schweitzer-Mauduit do Brasil Indústria e Comércio de Papel Ltda. ("SWM-B"), in December of 2000. SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS taxes on certain raw materials from January 1995 through November 2000 (collectively, the "Raw Materials Assessments").

The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically. SWM-B has contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, or immune papers, and thus to the raw material inputs used to produce immune papers. One of the two assessments, or Assessment 1 (case number 2001.001.115144-5), related in part to tax periods that predated our acquisition of the Pirahy mill in Pirai, Brazil.  In October 2015, the Federal Supreme Court of Brazil denied the State’s appeal of Assessment 1, in the amount of approximately $16.0 million, a decision which is now final.  The second assessment, or Assessment 2 (case number 2001.001.064544-6), pertains exclusively to periods that SWM-B owned the Pirahy mill.  Assessment 2 in the amount of approximately $11.0 million remains pending before the Federal Supreme Court of Brazil on SWM-B’s appeal on the merits and is likely to be finally decided by the action of the chamber of the court hearing the matter.  No docket entry has been made yet regarding argument on Assessment 2.

SWM-B received assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS and Fundo Estadual de Combate à Pobreza ("FECP", a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The state issued three sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, and a third for September 2011 - September 2013 (collectively the "Electricity Assessments").  SWM-B has challenged all three Electricity Assessments in administrative proceedings before the state tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In October and November 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second electricity assessments. The State issued notices to SWM-B to pay approximately $4.0 million in connection with the first electricity assessment and $6.0 million in connection with the second electricity assessment, in each case based on the foreign currency exchange rate at December 31, 2015.  SWM-B filed separate challenges to these electricity assessments in further court proceedings in the state judicial system, and different chambers of the judicial court granted SWM-B preliminary injunctions against enforcement.  SWM-B's challenge to the third electricity assessment (approximately $3.0 million as of December 31, 2015) remains pending at the first administrative level (Junta de Revisão Fiscal).

SWM-B believes that both the remaining Raw Materials Assessment and the Electricity Assessments will ultimately be resolved in its favor. No liability has been recorded in our consolidated financial statements for these assessments based on our evaluation of these matters under the facts and law as presently understood. The Company can give no assurance as to the ultimate outcome of such proceedings.

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

Indemnification Matters

In connection with our spin-off from Kimberly-Clark in 1995, we undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to us that were not identified as excluded liabilities in the related agreements. As of December 31, 2015, there are no material claims pending under this indemnification.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Since November 30, 1995, our common stock, $0.10 par value per share ("Common Stock") has been listed on the New York Stock Exchange, trading under the symbol "SWM". On February 25, 2016, our stock closed at $30.59 per share.

The table below presents the high and low sales prices of our Common Stock on the New York Stock Exchange - Composite Transactions reporting system for the periods indicated.

	High	Low
2016
First Quarter (through February 25, 2016)	$42.16	$29.57

2015
Fourth Quarter	$43.47	$34.07
Third Quarter	41.00	32.50
Second Quarter	46.60	38.05
First Quarter	47.50	38.50

2014
Fourth Quarter	$44.38	$35.48
Third Quarter	44.87	40.82
Second Quarter	44.34	38.88
First Quarter	51.23	41.29

Performance Graph. The following graph compares the total cumulative stockholder return on our Common Stock during the period from December 31, 2010 through December 31, 2015, with the comparable cumulative total returns of the S&P 500 Index and a self-constructed peer group which reflects, but is not exactly comparable to, the Dow Jones Paper Products Index, which we expect reflects the performance of one of primary industry in which we operate. We have selected the following companies as our peer group: Neenah Paper Inc., P.H. Glatfelter Co., and Wausau Paper Corp.

The graph assumes that the value of the investments in the Common Stock and each index were $100 on December 31, 2010 and that all dividends were reinvested. The returns of the companies in the peer group have been weighted according to their market capitalization. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Cumulative Five Year Return
Holders. As of February 25, 2016, there were 1,942 stockholders of record.

Dividends. We have declared and paid cash dividends on our Common Stock every fiscal quarter since the second quarter of 1996. In 2015, 2014 and 2013, we declared and paid cash dividends totaling $1.54 per share, $1.46 per share, and $1.26 per share, respectively. We announced in February 2016 a dividend of $0.40 per share payable on March 25, 2016 to stockholders of record as of the close of business on February 26, 2016. Our Credit Agreement covenants require that we maintain certain financial ratios, as disclosed in Note 12, Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Recent Sales of Unregistered Securities. We had no unregistered sales of equity securities during the fiscal year ended December 31, 2015.

Repurchases of Equity Securities. The following table indicates the cost of and number of shares of our Common Stock we have repurchased during 2015 and the remaining amount of share repurchases currently authorized by our Board of Directors as of December 31, 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
First Quarter 2015	63,220	$46.30	—	$—	$—
Second Quarter 2015	145	46.00	—	—	—
Third Quarter 2015	—	—	—	—	—
Fourth Quarter 2015
October 2015	—	—	—	—	—
November 2015	—	—	—	—	—
December 2015	—	—	—	—	—
Total 2015	63,365	$46.30	—	$—	$—

We sometimes use corporate 10b5-1 plans to allow for share repurchases to be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Any future common stock repurchases will be dependent upon various factors, including the stock price of our Common Stock, strategic opportunities, capital allocation strategy, strategic outlook and cash availability. From time-to-time, certain of our officers and directors may sell shares pursuant to personal 10b5-1 plans.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and related notes within this Annual Report on Form 10-K. The results of our San Pedro, Philippines, Medan, Indonesia and Malaucène, France mills have been retrospectively presented as discontinued operations for all periods, the first two of which were sold in 2013. The results for 2015 and 2013 include results of operations of Argotec and DelStar from the date of their acquisitions of October 28, 2015 and December 12, 2013, respectively. All dollar amounts are in millions except per share amounts, statistical data and ratios.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Results of Operations
Net Sales	$764.1	$794.3	$772.8	$778.5	$788.3
Cost of products sold	539.7	575.5	520.1	519.0	545.3
Gross Profit	224.4	218.8	252.7	259.5	243.0
Nonmanufacturing expenses	106.8	99.6	86.5	86.4	88.0
Provision for losses on business tax credits	—	—	—	—	15.9
Restructuring & impairment expense	14.6	13.1	41.3	21.4	14.0
Operating Profit	103.0	106.1	124.9	151.7	125.1
Income from Continuing Operations	90.5	89.7	78.5	104.1	92.1
(Loss) income from Discontinued Operations	(0.8)	—	(2.4)	(24.3)	0.5
Net Income	$89.7	$89.7	$76.1	$79.8	$92.6

Net Income (Loss) Per Share- Basic:
Income from continuing operations	$2.97	$2.94	$2.51	$3.33	$2.73
(Loss) income from discontinued operations	(0.02)	—	(0.08)	(0.79)	0.02
Net income per share - Basic	$2.95	$2.94	$2.43	$2.54	$2.75

Net Income (Loss) Per Share - Diluted:
Income from continuing operations	$2.96	$2.93	$2.49	$3.29	$2.71
(Loss) income from discontinued operations	(0.02)	—	(0.07)	(0.78)	0.02
Net income per share - Diluted	$2.94	$2.93	$2.42	$2.51	$2.73

Cash Dividends Declared and Paid Per Share	$1.54	$1.46	$1.26	$0.45	$0.30
EBITDA from Continuing Operations(1)	$162.8	$162.5	$171.7	$195.4	$163.3
Adjusted EBITDA from Continuing Operations (1)	$177.4	$177.7	$213.0	$216.8	$193.2
Percent of Net Sales
Gross Profit	29.4%	27.5%	32.7%	33.3%	30.8%
Nonmanufacturing expenses	14.0%	12.5%	11.2%	11.1%	11.2%
Financial Position
Capital spending	$24.2	$35.1	$29.1	$27.2	$60.9
Depreciation and amortization	41.0	45.1	37.3	38.5	42.1
Total Assets	1,290.0	1,185.0	1,224.1	885.7	841.9
Total Debt	571.5	437.9	382.7	155.0	146.0
Total debt to capital ratio	55.0%	47.2%	43.7%	23.2%	23.5%

(1)
Earnings before interest, taxes, depreciation and amortization ("EBITDA") from Continuing Operations is a non-GAAP financial measure that is calculated by adding interest expense, income tax provision and depreciation and amortization expense to income from continuing operations, reduced by amortization of deferred revenue. Adjusted EBITDA from Continuing Operations is a non-GAAP financial measure that is calculated by adding provision for losses on business tax credits, restructuring and impairment expense and start-up expenses from our CTS joint venture in China to EBITDA from continuing operations. The Company believes investors' understanding of the Company's performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of the Company's ongoing results of operations. However, non-GAAP financial measures should not be considered in isolation or as a substitute for financial information derived in accordance with GAAP. Reconciliations to income from continuing operations are as follows ($ in millions):

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Income from Continuing Operations	$90.5	$89.7	$78.5	$104.1	$92.1
Plus: Interest expense	9.7	7.2	2.9	3.3	2.3
Plus: Income tax provision	21.6	20.5	53.0	49.5	32.8
Plus: Depreciation and amortization	41.0	45.1	37.3	38.5	42.1
Less: Amortization of deferred revenue	—	—	—	—	(6.0)
EBITDA from Continuing Operations	162.8	162.5	171.7	195.4	163.3
Plus: Provision for losses on business tax credits	—	—	—	—	15.9
Plus: Restructuring and impairment expense	14.6	13.1	41.3	21.4	14.0
Plus: CTS start-up expenses	—	2.1	—	—	—
Adjusted EBITDA from Continuing Operations	$177.4	$177.7	$213.0	$216.8	$193.2

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

Summary

In 2015, SWM reported net income of $89.7 million on total net sales of $764.1 million. Compared to the prior year, net sales decreased $30.2 million due to $73.6 million in unfavorable net foreign currency translation impacts, mainly from a weaker euro and a weaker Brazilian real, and lower average selling prices in our EP segment; these factors were partially offset by $53.8 million of incremental net sales from our October 2015 and December 2014 AMS segment business acquisitions and a favorable mix of products sold in EP. Net income remained consistent at $89.7 million in 2015 compared to $89.7 million in 2014 and was impacted by lower average selling prices and unfavorable foreign currency translation impacts, offset by lower manufacturing costs and improved factory utilization, a favorable mix of products sold in EP, as well as net income generated by the December 2014 business acquisitions and the October 2015 acquisition of Argotec.

Cash provided by operations was $144.7 million in 2015 compared to $165.9 million in 2014. The $21.2 million decrease was due primarily to the impact of certain non-cash adjustments to net income, including $4.6 million in higher income from equity affiliates generated by the late 2014 startup of China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd. ("CTS"), our RTL joint venture in China, a $4.3 million net gain from the recognition of the sale of water rights at our Spotswood, New Jersey facility, a non-cash impact of excess tax credits of $7.9 million on deferred taxes and a $5.8 million unfavorable year over year net change in operating working capital. Uses of cash during 2015 included $280.0 million for the Argotec acquisition net of cash acquired, $24.2 million of capital spending, $149.1 million in net borrowings, in part to fund the Argotec acquisition, and $46.9 million in cash dividends paid to SWM stockholders.

Recent Developments

In December 2015, the Company repatriated $148 million of its overseas cash, which was used to repay a portion of the borrowings related to the Argotec acquisition.

On November 4, 2015, we announced an increase of our quarterly dividend to $0.40 per share. The increase is part of our long-term capital allocation strategy which is focused on reinvesting in our businesses, returning at least one-third of free cash flow to stockholders via dividends and share repurchases while retaining flexibility to explore growth and diversification opportunities, including in industries in which we currently do business and in adjacent industries.

On November 2, 2015, we announced that Allison Aden joined the Company as Executive Vice President, Finance and Chief Financial Officer. Ms. Aden was appointed effective November 1, 2015. Ms. Aden replaced Robert Cardin, who served as interim Chief Financial Officer since March 2015 and has resumed his role as Corporate Controller. Prior to joining us, Ms. Aden served as Executive Vice President and Chief Financial Officer at Americold Logistics, LLC, a global leader in temperature-controlled warehousing and logistics in the food industry, from 2012 to 2015. Prior to that, Ms. Aden served as the Chief Financial Officer at Recall Holdings Limited, a global provider of information management solutions, from 2007 to 2012.

On October 28, 2015, we acquired Argotec Intermediate Holdings LLC for a purchase price of $282.7 million, subject to certain working capital and other post-closing adjustments. Argotec manufactures urethane films for specialty applications in high-growth surface protection, applications such as automotive paint protection, as well as glass lamination, medical and industrial products. It is a part of our AMS segment. As part of the transaction, we acquired Argotec's Greenfield, Massachusetts facility. At the time of acquisition, Argotec had approximately $96 million of annual revenue in 2015.

On October 28, 2015, in conjunction with the Argotec acquisition, we entered into a Second Amended and Restated Credit Agreement ("Amended Credit Agreement") with JPMorgan Chase Bank, N.A. as administrative agent, which provides for credit facilities in the aggregate principal amount of $1 billion. The credit facilities consist of a secured $650 million revolving credit facility available to us and certain of our European subsidiaries as well as a $100 million Term Loan A-1 and a $250 million Term Loan A-2 made to us. The Revolving Credit Facility and Term Loan A-1 mature on October 28, 2020 while Term Loan A-2 matures on October 28, 2022. The Amended Credit Agreement amends and restates the Company’s Amended and Restated Credit Agreement, dated as of December 11, 2013, which provided for a $500 million unsecured revolving credit facility which was scheduled to mature on December 11, 2018.

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

Accounting for Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

As of December 31, 2015, we have certain foreign jurisdiction income tax net operating loss (NOL) carryforwards of $16.7 million which will expire on various dates from 2016 through 2034 as follows:

2016-2018	$1.7
2022-2033	0.4
2016-2034	9.7
Indefinite	4.9
16.7

We believe that it is more likely than not that the benefit from certain foreign NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $16.3 million on the deferred tax assets related to these foreign NOL carryforwards.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.
We (1) record unrecognized tax benefits as liabilities in accordance with ASC 740 and (2) adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

We believe that it is reasonably possible that approximately $0.5 million of our currently remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized by the end of 2016 as a result of a lapse of the statute of limitations.

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We have not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. If we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

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

Property, Plant and Equipment Valuation

Our manufacturing processes are capital intensive; as a result, we make substantial investments in property, plant and equipment which are recorded at cost. Net property, plant and equipment comprised 24% of our total assets as of December 31, 2015. Property, plant and equipment is depreciated on the straight-line method over the estimated useful lives of the assets. Production machines and related equipment are not subject to substantial technological changes rendering them obsolete and are generally depreciated over estimated useful lives of 10 to 20 years. When indications of impairment exist, we assess the likelihood of recovering the cost of long-lived assets based on our expectation of future profitability and undiscounted cash flow of the related asset group. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Changes in management's estimates and plans could significantly impact our financial condition, results of operations and cash flows.

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

In 2011, the Company revised its Asian RTL expansion plans and suspended the construction of the Philippine greenfield site. Due to this change, the carrying value of partially constructed assets is evaluated for impairment at each reporting period by assessing the recoverability of the costs based on the undiscounted cash flows of the operation, likelihood of its reactivation and alternative uses for the equipment. During 2012, the Company expected a portion of the equipment would be sold to its RTL joint venture in China. As a result, that portion of the assets was determined to be a separate group of assets for purposes of the impairment analysis, and a separate impairment analysis was performed based on the expected cash flows of the projected sale and estimated costs to be incurred in connection with that sale. Based on the analysis that was performed, the expected proceeds net of the expected costs to be incurred was less than the carrying value of that equipment and an impairment loss of $3.1 million was recorded in 2012. However, as of December 31, 2012, that equipment was no longer expected to be sold and the equipment was again included with the remainder of the assets as one group of assets for purposes of the impairment analysis. During 2013, it was determined that the undiscounted cash flows were less than the carrying value of the assets. Management used significant judgment to develop assumptions, including forecasted sales volumes and projected operational performance. Based on an evaluation of the fair value at December 31, 2013, which used independent appraisals of certain assets, the Company recorded a $37.2 million impairment charge during 2013. There were no additional impairment charges recorded during 2014. However, in 2015, based on an updated estimate of the fair value of the equipment, the Company recorded an additional impairment charge of $5.2 million. The net book value of the RTL Philippines property, plant and equipment was $20.9 million as of December 31, 2015, all of which is classified as assets held for sale in the Company's consolidated balance sheet as of that date.

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

Results of Operations

	For the Years Ended December 31,
	2015(1)	2014	2013(2)
	($ in millions, except per share amounts)
Net Sales	$764.1	$794.3	$772.8
Cost of products sold	539.7	575.5	520.1
Gross Profit	224.4	218.8	252.7
Selling expense	22.2	22.0	20.9
Research expense	14.0	15.7	15.3
General expense	70.6	61.9	50.3
Total nonmanufacturing expenses	106.8	99.6	86.5
Restructuring and impairment expense	14.6	13.1	41.3
Operating Profit	103.0	106.1	124.9
Interest expense	9.7	7.2	2.9
Other income (expense), net	12.2	9.3	5.7
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	105.5	108.2	127.7
Provision for income taxes	21.6	20.5	53.0
Income from equity affiliates, net of income taxes	6.6	2.0	3.8
Income from Continuing Operations	90.5	89.7	78.5
(Loss) income from Discontinued Operations	(0.8)	—	(2.4)
Net Income	$89.7	$89.7	$76.1

Net Income (Loss) Per Share - Basic:
Income per share from continuing operations	$2.97	$2.94	$2.51
(Loss) income per share from discontinued operations	(0.02)	—	(0.08)
Net income per share - basic	$2.95	$2.94	$2.43

Net Income (Loss) Per Share - Diluted:
Income per share from continuing operations	$2.96	$2.93	$2.49
(Loss) income per share from discontinued operations	(0.02)	—	(0.07)
Net Income per share - diluted	$2.94	$2.93	$2.42
(1) Results during the year ended December 31, 2015 include the results of Argotec since it was acquired on October 28, 2015..
(2) Results during the year ended December 31, 2013 include the results of DelStar, Inc. since it was acquired on December 12, 2013.

Discontinued Operations

The results of the Medan, Indonesia mill ("Indonesia mill") and San Pedro, Philippines mill ("Philippines mill") have been classified as discontinued operations. As a result, all periods presented have been retrospectively recast to exclude them. During 2013, the Company sold the Indonesia mill and the Philippines mill. The 2015 loss from discontinued operations is primarily due to write-downs to estimated recoverable value of certain assets at our closed Philippines entity as well as recognition of estimated taxes due to the local taxing authority. The 2013 loss from discontinued operations is primarily due to restructuring-related severance charges at the Philippines mill.

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Net Sales
(dollars in millions)

	2015	2014	Change	Percent Change
Engineered Papers	$583.9	$666.9	$(83.0)	(12.4)%
Advanced Materials & Structures	180.2	127.4	52.8	41.4
Total	$764.1	$794.3	$(30.2)	(3.8)%
N.M. - Not meaningful

Net sales were $764.1 million in 2015 compared with $794.3 million in 2014. The decrease in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$(73.6)	(9.3)%
Changes in product mix and selling prices and sales volumes	(9.2)	(1.2)
Changes in royalties	(1.5)	(0.2)
Incremental AMS segment revenue from acquisitions	53.8	6.8
Changes in freight and discounts, returns & allowances	0.3	0.1
Total	$(30.2)	(3.8)%

The EP segment net sales during the year ended December 31, 2015 of $583.9 million decreased by $83.0 million, or 12.4%, versus net sales of $666.9 million in the prior year.  The decrease in net sales was primarily the result of the net combined impact of lower average selling prices from pricing concessions and favorable mix of products sold of $9.2 million along with unfavorable net foreign currency translation impacts, mainly from a weaker euro and Brazilian real, of $72.6 million, in each case compared to the prior year.

AMS segment net sales were $180.2 million for 2015 compared to $127.4 million during 2014. The increase of $52.8 million or 41.4% was due primarily to $31.7 million in net sales generated by the businesses SWM acquired in December 2014 and $22.1 million in incremental net sales generated by Argotec, which was acquired in October 2015, partially offset by $1.0 million of unfavorable net foreign currency translation impacts, mainly from a weaker euro. The segment was also impacted by an unfavorable mix of products sold due to lower sales to oil, gas, and mining related customers.

Operating Expenses
(dollars in millions)

				Percent Change	Percent of Net Sales
	2015	2014	Change		2015	2014
Net Sales	$764.1	$794.3	$(30.2)	(3.8)%	100.0%	100.0%

Cost of products sold	539.7	575.5	(35.8)	(6.2)	70.6	72.5
Gross Profit	$224.4	$218.8	$5.6	2.6%	29.4%	27.5%

Gross profit for the year ended December 31, 2015 increased by $5.6 million to $224.4 million from $218.8 million in the prior year.

The Engineered Paper segment was impacted by a net combined decrease of $10.8 million in lower average selling prices, higher sales volumes and a favorable mix of products sold, along with $19.4 million in unfavorable net foreign currency translation impacts mainly from a weaker euro and Brazilian real, increased inflationary costs and decreases in royalties. These factors were partially offset by improved factory utilization of $10.1 million and improved overhead absorption of $4.6 million, in each case compared to the prior year period.

The AMS segment benefited from higher sales volumes associated with the October 2015 acquisition of Argotec as well as the businesses acquired in December 2014, lower raw material costs of $3.8 million, and favorable overhead absorption of $8.5 million, in each case compared to the prior year. These factors were partially offset by unfavorable product mix of $0.6 million due to lower sales to oil, gas, and mining related customers and unfavorable net foreign currency translation impacts of $0.7 million.

Nonmanufacturing Expenses
(dollars in millions)

				Percent Change	Percent of Net Sales
	2015	2014	Change		2015	2014
Selling expense	$22.2	$22.0	$0.2	0.9%	2.9%	2.8%
Research expense	14.0	15.7	(1.7)	(10.8)	1.8	2.0
General expense	70.6	61.9	8.7	14.1	9.2	7.8
Nonmanufacturing expenses	$106.8	$99.6	$7.2	7.2%	13.9%	12.6%

Nonmanufacturing expenses in the year ended December 31, 2015 increased by $7.2 million to $106.8 million from $99.6 million in the prior year due primarily to $3.2 million in higher incremental costs from the Argotec acquisition, $4.6 million in higher incremental costs from the December 2014 AMS acquisitions, $2.6 million of incremental costs from the operations of our Luxembourg office established in late 2014 and the timing of expenses year over year, in each case compared to the prior year. These factors were partially offset by approximately $6.4 million in favorable net foreign currency translation impacts, mainly from a weaker euro, and $1.4 million in lower expenditures resulting from reorganization measures taken in our research and development and sales and marketing units.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $14.6 million in the year ended December 31, 2015, compared to $13.1 million in the year ended December 31, 2014, an increase of $1.5 million. In 2015, restructuring and impairment expenses consisted of $8.0 million related to severance expenses in the French, Brazilian and U.S. operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions as well as $1.4 million of impairment charges to certain of our Polish manufacturing equipment and $5.2 million of loss recognized to adjust the recorded value of equipment at our Philippines RTL location to its net realizable value.

In the year ended December 31, 2014, the Company's restructuring and impairment expense of $13.1 million was primarily due to $11.2 million in severance expenses in the French, Brazilian and U.S. operations for ongoing accruals over the remaining service lives of affected employees related to new as well as previously announced actions, losses on disposal of our Lee Mills and Golden Hills manufacturing facilities of $1.0 million and asset impairment expenses at our Canadian manufacturing facility of $0.9 million.

Operating Profit
(dollars in millions)

				Percent Change	Return on Net Sales
	2015	2014	Change		2015	2014
Engineered Papers	$121.5	$124.5	$(3.0)	(2.4)%	20.8%	18.7%
Advanced Materials & Structures	16.7	10.2	6.5	63.7	9.3	8.0
Unallocated expenses	(35.2)	(28.6)	(6.6)	23.1
Total	$103.0	$106.1	$(3.1)	(2.9)%	13.5%	13.4%

Operating profit was $103.0 million in the year ended December 31, 2015 compared with $106.1 million during the prior year.

The EP segment's operating profit in the year ended December 31, 2015 was $121.5 million, a decrease of $3.0 million from $124.5 million in the prior year.  The decrease was primarily due to an overall favorable mix of products sold, $10.1 million of decreased overall manufacturing and overhead costs as a result of restructuring actions, improved factory utilization and other production efficiencies, and $1.4 million in lower selling, research and development, and general and administrative costs from the prior year, which were partially offset by the impact of lower average selling prices combined with $13.0 million unfavorable net foreign currency translation impacts, primarily due to a weaker euro and Brazilian real, and $3.2 million in higher restructuring costs.

The AMS segment's operating profit in the year ended December 31, 2015 was $16.7 million compared to $10.2 million in the prior year period. The increase of $6.5 million in the AMS segment's operating profit during the year ended December 31, 2015 compared to the prior-year period was positively impacted by $1.4 million lower amortization associated with the inventory step up value from Advanced Materials & Structures segment acquisitions in October 2015 and December 2014 compared to December 2013. Operating profit in this segment was also impacted by incremental operating profit resulting from the October 2015 acquisition of Argotec as well as the acquisitions made in December 2014. Additionally, the combined approximately $3.2 million impact of lower material costs, partially offset by unfavorable mix of products sold associated with lower sales to oil, gas, and mining related customers contributed to the increase in AMS operating profit in 2015 compared to the prior year.

Unallocated expenses in the year ended December 31, 2015 were $35.2 million compared to $28.6 million in the prior year period. The increase of $6.6 million in unallocated expenses during the year ended December 31, 2015 compared to the prior year was primarily due to $2.6 million of incremental costs from the operations of our Luxembourg office which was established in late 2014, increased transaction and integration costs, modestly higher legal costs relating to intellectual property litigation and proceedings in Europe and general increases in compensation accruals and other expenses.

Non-Operating Expenses

Interest expense was $9.7 million in the year ended December 31, 2015, an increase of $2.5 million from $7.2 million in the year ended December 31, 2014.  The increase in interest expense is primarily due to higher average debt balances in 2015 versus 2014 as a result of borrowings to fund the fourth quarter 2015 acquisition of Argotec.  The weighted average effective interest rate on our debt facilities was approximately 1.76% and 1.49% for the year ended December 31, 2015 and 2014, respectively.

Other income, net was $12.2 million during the year ended December 31, 2015 compared to $9.3 million during the year ended December 31, 2014. The $2.9 million increase in other income, net, was due primarily to the recognition of a gain of $4.3 million related to the sale of water rights at our Spotswood, New Jersey facility as well as $1.7 million in higher royalty and fee income from our China joint ventures and a $1.0 million reversal of accrued contingent consideration related to an acquisition made in the AMS segment in December 2014. These factors were partially offset by lower transactional foreign currency gains of $0.7 million, and $2.7 million in lower interest income in 2015 versus the prior year period.

Income Taxes

A $21.6 million and $20.5 million provision for income taxes in the years ended December 31, 2015 and 2014, respectively, resulted in an effective tax rate of 20.5% compared with 18.9% in the prior year.  The Company’s effective tax rates differ from the statutory federal income tax rate of 35% due to varying tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. Other tax rate differences result from discrete items that may occur in any given year but are not consistent from year to year.

Income from Equity Affiliates

Income from equity affiliates, net of income taxes, was $6.6 million in the year ended December 31, 2015 compared with $2.0 million during the prior year.  These results reflected the operations of CTM, our joint venture in China that produces cigarette papers, and higher income from CTS our reconstituted tobacco joint venture in China which continued its production ramp-up in 2015.

Discontinued Operations

Because we closed our Philippines mill as previously reported, the results of this mill were reported as discontinued operations for all periods presented. Consequently, this mill's results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of the discontinued operation. The loss from discontinued operations of $0.8 million incurred in the year ended December 31, 2015 related to the write down to estimated recoverable value of certain assets at our closed Philippines mill as well as recognition of estimated taxes due to the local taxing authority.

Net Income and Income per Share

Net income in the year ended December 31, 2015 was $89.7 million, or $2.94 per diluted share, compared with $89.7 million, or $2.93 per diluted share, during the prior year.  Net income was impacted primarily by lower average selling prices as well as higher restructuring costs and unfavorable net foreign currency translation impacts of approximately $11.3 million, or $0.37 per diluted share. These factors were mainly offset by a favorable mix of products sold in EP, lower manufacturing costs, favorable cost absorption and improved factory utilization in our EP segment, combined with higher sales volumes generated by our October 2015 acquisition of Argotec and December 2014 business acquisitions as well as lower raw material costs in the AMS segment.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Net Sales
(dollars in millions)

	2014	2013	Change	Percent Change
Engineered Papers	$666.9	$768.6	$(101.7)	(13.2)%
Advanced Materials & Structures	127.4	4.2	123.2	N.M.
Total	$794.3	$772.8	$21.5	2.8%
N.M. - Not meaningful

Net sales were $794.3 million in 2014 compared with $772.8 million in 2013. The increase in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes in mix of products sold and selling prices	$(28.1)	(3.6)%
Changes due to sales volume	(71.5)	(9.2)
AMS segment revenue	123.2	15.9
Changes in currency exchange rates	(2.1)	(0.3)
Total	$21.5	2.8%

The EP segment net sales during the year ended December 31, 2014 of $666.9 million decreased by $101.7 million, or 13.2%, versus $768.6 million in the prior year.  The decrease in net sales was primarily the result of the combined impact of unfavorable mix of products sold, lower volumes due to lower customer demand and work stoppage disruptions to sales during the fourth quarter of 2014 at our French LTR manufacturing facility, and lower average selling prices of $99.5 million and unfavorable net foreign currency translation impacts, mainly from a weaker euro, of $2.2 million.

AMS segment net sales were $127.4 million for 2014 compared to $4.2 million during the stub period from the closing of the DelStar acquisition on December 12, 2013 through December 31, 2013.

Operating Expenses
(dollars in millions)

				Percent Change	Percent of Net Sales
	2014	2013	Change		2014	2013
Net Sales	$794.3	$772.8	$21.5	2.8%	100.0%	100.0%

Cost of products sold	575.5	520.1	55.4	10.7	72.5	67.3
Gross Profit	$218.8	$252.7	$(33.9)	(13.4)%	27.5%	32.7%

Gross profit for the year ended December 31, 2014 decreased by $33.9 million to $218.8 million from $252.7 million in the prior year primarily due to the $39.5 million negative impact of lower volume, lower average selling prices and an unfavorable mix of products sold, which included more non-tobacco volumes at lower margins. Other factors contributing to the decrease included $18.6 million in unfavorable absorption of plant overhead driven by the lower volumes and unfavorable mix of products sold, $7.5 million in higher manufacturing and other costs, and $1.2 million in accelerated depreciation of machinery at our Brazil manufacturing facility in connection with restructuring activities.

The negative impacts were partially offset by $1.3 million in favorable foreign currency impacts, $0.8 million in lower claims and freight costs, and a $30.8 million increase in gross profit from our AMS segment.

Nonmanufacturing Expenses
(dollars in millions)

				Percent Change	Percent of Net Sales
	2014	2013	Change		2014	2013
Selling expense	$22.0	$20.9	$1.1	5.3%	2.8%	2.7%
Research expense	15.7	15.3	0.4	2.6	2.0	2.0
General expense	61.9	50.3	11.6	23.1	7.8	6.5
Nonmanufacturing expenses	$99.6	$86.5	$13.1	15.1%	12.6%	11.2%

Nonmanufacturing expenses in the year ended December 31, 2014 increased by $13.1 million to $99.6 million from $86.5 million in the prior year due to $20.4 million in expenses related to our new AMS segment and expenses relating to our global asset realignment and other growth initiatives.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $13.1 million in the year ended December 31, 2014, compared to $41.3 million in the year ended December 31, 2013, a decrease of $28.2 million. Restructuring expense in 2014 was primarily due to $11.2 million in severance expenses in the French, Brazilian, and U.S. operations for ongoing accruals over the remaining service lives of affected employees related to a new as well as previously announced actions and losses on disposal of our Lee Mills and Golden Hills manufacturing facilities of $1.0 million and asset impairment expenses at our Canada manufacturing facility of $0.9 million.

In the year ended December 31, 2013, the Company's restructuring and impairment expense of $41.3 million was primarily due to a $37.2 million impairment charge to reduce the carrying value of the Company's mothballed RTL-Philippines facility following decreased in our then near term RTL volume expectations. Other 2013 restructuring expenses included $2.7 million of severance and early retirement expenses in the French operations for ongoing accruals over the remaining service lives of affected employees associated with previously announced actions and $0.7 million of termination fees to exit third-party service contracts in the U.S. and Europe.

Operating Profit
(dollars in millions)

				Percent Change	Return on Net Sales
	2014	2013	Change		2014	2013
Engineered Papers	124.5	148.9	(24.4)	(16.4)	18.7	19.4
Advanced Materials & Structures	10.2	(1.1)	11.3	N.M.	8.0	N.M.
Unallocated expenses	(28.6)	(22.9)	(5.7)	24.9
Total	$106.1	$124.9	$(18.8)	(15.1)%	13.4%	16.2%
N.M. - Not meaningful

Operating profit was $106.1 million in the year ended December 31, 2014 compared with $124.9 million during the prior year.

The EP segment's operating profit in the year ended December 31, 2014 was $124.5 million, a decrease of $24.4 million from the prior year.  The decrease was primarily due to the $39.5 million combined impact of lower volumes, unfavorable mix of products sold and lower average selling prices combined with $23.5 million impact of unfavorable fixed cost and plant overhead absorption due to lower production volumes and higher manufacturing costs. This was partially offset by a $27.9 decrease in restructuring expense, of which $37.2 million related to a non-cash impairment charge on the RTL-Philippines facility in 2013, as well as $8.6 million in lower selling, research and development, and general and administrative costs, $0.5 million in favorable net foreign currency translation impacts, and $1.6 million in lower freight and other costs from the prior year.

Non-Operating Expenses

Interest expense was $7.2 million in the year ended December 31, 2014, an increase from $2.9 million in the year ended December 31, 2013.  The increase in interest expense is primarily due to higher average debt balances in 2014 versus 2013 as a result of borrowings to fund the fourth quarter 2013 acquisition of DelStar and to fund share repurchases in the first quarter of 2014. The weighted average effective interest rate on our debt facilities was approximately 1.49% and 1.50% for the years ended December 31, 2014 and 2013, respectively.

Other income, net was $9.3 million during the year ended December 31, 2014 compared to $5.7 million during the year ended December 31, 2013. The $3.6 million increase in other income, net is due primarily to higher foreign currency transaction gains and higher interest income versus the prior year.

Income Taxes

A $20.5 million and $53.0 million provision for income taxes in the years ended December 31, 2014 and 2013, respectively, resulted in an effective tax rate of 18.9% compared with 41.5% in the prior year.  The Company’s effective tax rates differ from the statutory federal income tax rate of 35% due to 2014 geographical mix of income, the concentration of earnings in lower tax jurisdictions and the 2013 foreign income tax rate differential including the effect of not recognizing $13.4 million of tax benefits attributable to asset impairment charges due to a tax holiday at the RTL Philippines location. The RTL Philippines tax holiday expired in December 2013. The effect of not recognizing a tax benefit due to the tax holiday on net income per share (diluted) was $0.43 for 2013. During 2013, the Company increased its valuation allowances by $1.2 million primarily attributed to partially reserving the net deferred tax assets in Poland.

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

Discontinued Operations

Due to our decisions to sell our Indonesia mill and our Philippines mill, the results of these entities were reported as discontinued operations for all periods presented.  Consequently, their results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow.  In each case, a separate line has been added for the net results of the discontinued operation, including previously reported restructuring and impairment amounts. During 2013, the Company completed the sale of the Indonesia mill and the Philippines mill and incurred a $1.6 million loss and a $1.6 million gain on the sales, respectively, which are presented in discontinued operations.

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

Liquidity and Capital Resources

We have created a long-term capital allocation strategy focused on the following three areas:

•	Reinvesting capital in our businesses through a disciplined approach to meet global demand for value-adding solutions;

•	Returning at least one-third of annual free cash flow to stockholders via dividends and share repurchase programs; and

•	Retaining flexibility to execute growth opportunities in current and adjacent industries.

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the mix of products sold, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds available under our revolving credit facility with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant.

As of December 31, 2015, $172.4 million of our $186.5 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. We established a holding company in Luxembourg in 2014. As a result of the new holding company structure, some of the foreign earnings flow directly to the U.S., and these earnings are no longer considered to be permanently reinvested overseas. We consider the undistributed earnings of certain other of its foreign subsidiaries to be indefinitely reinvested and currently plans to repatriate such earnings only when it is tax efficient to do so. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these other foreign subsidiaries. Certain global business realignments and other activities have been implemented that could permit the eventual repatriation of certain of these funds.

Capital spending for 2016 is projected to be approximately $30 million. We generally fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities, including the Credit Agreement.

Cash Requirements

As of December 31, 2015, we had net operating working capital of $118.5 million and cash and cash equivalents of $186.5 million, compared with net operating working capital of $98.7 million and cash and cash equivalents of $290.3 million as of December 31, 2014.  The 2015 year-over-year increase in net operating working capital is primarily due to reclassification of fixed assets with a net book value of $20.9 million at our mothballed RTL facility in the Philippines from property, plant and equipment to assets held for sale, as well as increases in our accounts receivable and inventories associated with 2014 and 2015 business acquisitions. These factors were partially offset by corresponding increases in accounts payable and accrued expenses outstanding at December 31, 2015 and decreases in income taxes receivable from refunds received in 2015.

Changes in the amounts that make up these balances reflect the impacts of changes in currency exchange rates, reclassifications of property, plant and equipment to assets held for sale, and excess tax benefits of stock-based awards, none of which are included in the changes in operating working capital presented on the consolidated statements of cash flow.

Cash Flows from Operating Activities ($ in millions)	For the Years Ended December 31,
	2015	2014	2013
Net Income	$89.7	$89.7	$76.1
Less: (Loss) income from discontinued operations	(0.8)	—	(2.4)
Income from continuing operations	90.5	89.7	78.5
Non-cash items included in net income:
Depreciation and amortization	41.0	45.1	37.3
Impairment	6.7	—	37.2
Deferred income tax provision (benefit)	(6.7)	3.3	17.3
Pension and other postretirement benefits	4.2	1.2	1.1
Stock-based compensation	3.5	5.9	3.2
Income from equity affiliates	(6.6)	(2.0)	(3.8)
Gain on sale of intangible assets	(4.3)	—	—
Excess tax benefits of stock-based awards	(0.5)	(0.6)	(0.5)
Cash dividends received from equity affiliates	3.9	4.4	3.7
Other items	0.1	0.8	1.0
Net changes in operating working capital	12.8	18.6	0.8
Net cash provided (used) by operating activities of:
Continuing operations	144.6	166.4	175.8
Discontinued operations	0.1	(0.5)	2.3
Cash Provided by Operations	$144.7	$165.9	$178.1

Net cash provided by operations was $144.7 million in the year ended December 31, 2015 compared with $165.9 million in the prior year. Our net cash provided by operations decreased due primarily to higher non-cash adjustments for income from Chinese joint ventures of $4.6 million, gain on the sale of intangibles of $4.3 million, change in deferred taxes of $10.0 million and a decrease in operating working capital of $5.8 million.

Net cash provided by operations was $165.9 million in 2014 compared with $178.1 million in 2013.  Our net cash provided by operations decreased due to lower net income from continuing operations excluding non-cash impairment charges in 2014 and the lower impact of deferred taxes partially offset by a favorable net change in working capital.

Operating Working Capital ($ in millions)	For the Years Ended December 31,
	2015	2014	2013
Changes in operating working capital
Accounts receivable	$(18.0)	$13.3	$4.4
Inventories	1.3	14.9	(1.0)
Prepaid expenses	1.1	(0.6)	0.1
Accounts payable	6.5	3.1	(1.5)
Accrued expenses	3.7	(8.0)	3.4
Accrued income taxes	18.2	(4.1)	(4.6)
Net changes in operating working capital	$12.8	$18.6	$0.8

In 2015, net changes in operating working capital provided cash flow of $12.8 million compared with $18.6 million in the prior year. The 2015 unfavorable net change in working capital was driven by increases in inventory and accounts receivable from acquisitions, partially offset by higher accrued expenses and accrued taxes.

In 2014, net changes in operating working capital provided cash flow of $18.6 million compared $0.8 million in the prior year. The 2014 favorable change in working capital was driven by the timing of collection of certain payments during 2014, reduced inventory levels, as well as timing of purchases versus payments of accounts payable.

In 2013, net changes in operating working capital provided cash flow of $0.8 million compared with cash usage of $3.2 million in the prior year. The 2013 favorable change in working capital was driven by the collection of certain advance payments during late 2012, timing of purchases versus payments of accounts payable, as well as timing of income tax installments.

Cash Flows from Investing Activities ($ in millions)	For the Years Ended December 31,
	2015	2014	2013
Capital spending	$(24.2)	$(35.1)	$(29.1)
Capitalized software costs	(0.9)	(1.0)	(0.5)
Acquisitions, net of cash acquired	(280.6)	(32.6)	(229.7)
Investment in equity affiliates	—	(8.8)	—
Other	(8.0)	3.0	5.6
Cash Used for Investing	$(313.7)	$(74.5)	$(253.7)

Cash used for investing activities during 2015 was $313.7 million and consisted primarily of funds used in the Argotec acquisition as well as capital spending, including expansion of DelStar both within its existing facilities as well as the new site in Poland.

Cash used for investing activities during 2014 was $74.5 million and consisted primarily of funds used in business acquisitions as well as capital spending, including expansion of DelStar at its new site in Poland, and investments in CTS, our RTL joint venture in China which began operations in September 2014.

Cash used for investing activities during 2013 was $253.7 million and consisted primarily of funds used to purchase DelStar and capital spending, including a $3.1 million purchase of a LIP printing press in connection with the termination of an outside printing services contract. The Company received cash proceeds of $7.1 million from the sale of its Philippine mill.

Capital Spending

Capital spending was $24.2 million, $35.1 million and $29.1 million in 2015, 2014 and 2013, respectively.  During 2015, 2014 and 2013, capital spending was primarily related to maintenance capital spending, expansion of DelStar, and the rebuild of certain paper manufacturing lines.

We incur capital spending as necessary to meet legal requirements and otherwise in connection with the protection of the environment at our facilities in the United States, United Kingdom, France, Brazil, Canada, China and Poland.  For these purposes, we expect to incur capital expenditures of less than $2.0 million in each of 2016 and 2017, of which no material amount is expected to be the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

Cash Flows from Financing Activities ($ in millions)	For the Years Ended December 31,
	2015	2014	2013
Cash dividends paid to SWM stockholders	$(46.9)	$(44.5)	$(39.5)
Net proceeds from borrowings	149.1	57.3	227.5
Payments for debt issuance costs	(7.4)	—	—
Purchases of common stock	(2.9)	(52.5)	(1.7)
Proceeds from exercises of stock options	—	—	0.5
Excess tax benefits of stock-based awards	0.5	0.6	0.5
Cash (Used in) Provided by Financing	$92.4	$(39.1)	$187.3

During 2015, financing activities consisted primarily of net proceeds from borrowings of $149.1 million offset by cash dividends of $46.9 million paid to SWM stockholders, payments for debt issuance costs related to the Company's Amended Credit Agreement of $7.4 million and share repurchases of $2.9 million.

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

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On February 17, 2016, we announced a cash dividend of $0.40 per share payable on March 25, 2016 to stockholders of record as of the close of business on February 26, 2016. Our Amended Credit Agreement covenants require that we maintain certain financial ratios, as disclosed in Note 12, Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In 2015, 2014 and 2013, we repurchased 63,365 shares, 54,032 shares, and 43,458 shares, respectively, of our common stock at a cost of $2.9 million, $2.6 million and $1.7 million, respectively, for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

In September 2013, our Board of Directors authorized the repurchase of up to $50.0 million of our Common Stock during the period from November 8, 2013 to December 31, 2014. In 2014, we repurchased a total of 1,107,780 shares of our common stock at a cost of $50.0 million pursuant to such Board action. See Part II, Item 5, Repurchases of Equity Securities.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants ($ in millions)	For the Years Ended December 31,
	2015	2014	2013
Changes in short-term debt	$(0.4)	$(0.4)	$—
Proceeds from issuances of long-term debt	488.2	228.3	455.6
Payments on long-term debt	(338.7)	(170.6)	(228.1)
Net (payments on) proceeds from borrowings	$149.1	$57.3	$227.5

Net proceeds of long-term debt were $149.5 million during 2015. Absent substantial acquisition(s) or any share repurchases, the Company does not expect to incur any significant additional net borrowings during 2016.

In October 2015, Schweitzer-Mauduit International, Inc. entered into the Amended Credit Agreement, which provides an aggregate principal amount of $1 billion, consisting of a $650 million revolving credit facility maturing in October 2020, a $100 million Term Loan A-1 maturing in October 2020, and a $250 million Term Loan A-2 maturing in October 2022. The Term Loans are generally subject to mandatory repayment out of the net cash proceeds of asset sales which are not reinvested in operating assets. The credit facilities are secured by substantially all of the personal property of the Company and its domestic subsidiaries. Availability under the Amended Credit Agreement was $390.2 million as of December 31, 2015. We also had availability under our bank overdraft facilities and lines of credit of $28.8 million as of December 31, 2015.

The Amended Credit Agreement also contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.50, reducing to 3.00 after September 30, 2016 and (b) minimum interest coverage of 3.00. The Amended Credit Agreement contains provisions allowing the Company to increase the leverage ratio upon the occurrence of a material acquisition or the occurrence of unsecured indebtedness. The Company was in compliance with all of its covenants under the Amended Credit Agreement at December 31, 2015. With the current level of borrowing and forecasted results, we expect to remain in compliance with our Amended Credit Agreement financial covenants.

Our total debt to capital ratios at December 31, 2015 and December 31, 2014 were 55.0% and 47.2%, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Other Factors Affecting Liquidity and Capital Resources

The following table represents our future contractual cash requirements for the next five years and thereafter for our long-term debt obligations and other commitments ($ in millions):

	Payments due for the years ended
Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
Current debt (1)	$5.0	$5.0	$—	$—	$—	$—	$—
Long-term debt (2)	575.2	—	4.9	5.4	5.1	322.9	236.9
Debt interest (3)	89.2	14.0	13.9	13.8	13.0	12.7	21.8
Restructuring obligations (4)	7.7	5.9	0.6	1.2	—	—	—
Minimum operating lease payments (5)	29.4	4.5	3.6	2.7	2.7	2.7	13.2
Purchase obligations - raw materials (6)	26.9	14.6	2.3	1.7	1.7	1.7	4.9
Purchase obligations - energy (7)	79.4	25.9	17.8	9.4	7.7	5.5	13.1
Other long-term liabilities (8) (9) (10) (11)	3.2	3.2	—	—	—	—	—
Total	$816.0	$73.1	$43.1	$34.2	$30.2	$345.5	$289.9

(1)	Current debt includes borrowings against bank overdraft facilities; see Note 12, Debt, of the Notes to Consolidated Financial Statements.

(2)	See additional information regarding long-term debt in Note 12, Debt, of the Notes to Consolidated Financial Statements.

(3)
The amounts reflected in debt interest are based upon the short-term and long-term scheduled principal maturities and interest rates in effect as of December 31, 2015. Where specific maturities are not stated, such as for an overdraft line-of-credit, a repayment date coinciding with the end of the year was used for purposes of these calculations. Since our debt is largely variable interest rate debt, applicable market interest rates were assumed to be the same as at December 31, 2015 for purposes of these calculations. With respect to our variable-rate debt outstanding at December 31, 2015, a 100 basis point increase in interest rates would increase our debt interest obligation by $5.8 million in 2016. For more information regarding our outstanding debt and associated interest rates, see Note 12, Debt, of the Notes to Consolidated Financial Statements.

(4)
Restructuring obligations are more fully discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments and Note 11, Restructuring and Impairment Activities, of the Notes to Consolidated Financial Statements.

(5)	Minimum operating lease payments relate to our future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2015.

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

(8)
Other long-term liabilities exclude $0.9 million of unrecognized tax benefits associated with uncertain tax positions for which there is no contractual obligation. We had no other long-term liabilities as defined for purposes of this disclosure by the SEC as of December 31, 2015.

(9)
Other long-term liabilities do not include any amounts for our pension obligations. The pension obligations are funded by our separate pension trusts, which held $125.1 million in assets at December 31, 2015. The combined projected benefit obligation ("PBO") of our U.S. and French pension plans was underfunded by $30.5 million and $30.6 million as of December 31, 2015 and 2014, respectively. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We were not required to make contributions to our U.S. and French pension plans during 2015. We expect 2016 funding to be in compliance with the Pension Protection Act of 2006. For information regarding our long-term pension obligations and trust assets, see Note 16, Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

(10)
Other long-term liabilities do not include any amounts for our postretirement healthcare and life insurance benefits. Such payments are dependent upon our retirees incurring costs and filing claims; therefore, future payments are uncertain. Our net payments under these plans were approximately $0.6 million and $0.4 million in the years ended December 31, 2015 and 2014, respectively. Based on this past experience, we currently expect our share of the net payments to be less than $1.0 million during 2016 for these benefits. For more information regarding our retiree healthcare and life insurance benefit obligations, see Note 16, Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

(11)	Other long-term liabilities relate to contractual commitments for capital projects, primarily construction of a new DelStar facility in China.

Outlook

As our strategic transformation progresses, we believe that our growth outlook will continue to be influenced by the global tobacco industry, and increasingly influenced by the end-segments of our AMS business, including filtration, surface protection, medical, and industrials.

For the EP segment, we expect our outlook and performance to be driven by many factors, including 1) customer-specific patterns, such as RTL usage and cigarette paper inventory management and timing of purchases, 2) macro factors, such as the expected long-term trend of reduced cigarette consumption and foreign exchange movements, and 3) potential regulatory changes in the tobacco industry, such as mandated packaging changes and/or tax-related price increases, or potential new countries adopting LIP regulations. While not consolidated into our EP segment, our tobacco operations seek to capitalize on the large Chinese cigarette industry through our two joint ventures. For example, we expect increased demand for RTL, which we are strategically positioned to supply through CTS, our RTL joint venture in China.

For the AMS segment, we expect our growth outlook to be driven by demand across our primary end-segments. We expect water filtration to continue its strong long-term growth trends; however, our filtration products sold to customers sensitive to the oil, gas, and mining sectors have been adversely impacted by the volatility and reduced activity of those industries. We expect solid growth performance from the Argotec acquisition, driven by continued growth in the surface protection end-segment. Generally, we believe that our medical and industrial end-segments perform relatively in line with broad economic growth in the U.S. and to some extent Europe and China. We continue to evaluate M&A and internal growth investment opportunities to increase the scale of AMS and improve profitability of this growth platform.

2016 Strategic Priorities

We expect our business to be impacted by a combination of factors, the net result of which is an expected decline in profits in 2016. Positive business factors include incremental profits from the Argotec acquisition, and internal improvements in the EP and AMS segments, as well as growth from the new Chinese RTL JV. These positive business factors are expected to be more than offset by anticipated declines in RTL volumes in our French mill, the non-recurrence of certain 2015 tax benefits, year-over-year negative currency translation comparison, and the expected reversal of a customer-driven inventory build of LIP cigarette papers that benefited fourth quarter 2015 results.

With our diversification activities since 2013, the Company has reduced its revenue concentration from the tobacco industry, from 6% in 2013 to approximately 30% of total Net Sales derived outside of the tobacco industry in 2015. The Company expects this metric to trend substantially higher in 2016 to the 40+% range due to the addition of a full year's revenue from Argotec, expected improved organic growth in AMS, and the anticipated sales impact from a volume decline of more than 10% in RTL.

The Company's key 2016 strategic priorities include integrating Argotec, as well as optimizing the AMS segment with the goal of realizing the benefits of added scale, opportunities for commercial synergies, potential for improved operations, and the efficiency and effectiveness of a shared services platform across the acquired businesses. Concurrently, the Company plans to continue evaluating further acquisitions and growth initiatives that complement its existing AMS technologies and end-segment exposures. For the EP segment, the Company plans to remain focused on efficiently managing and restructuring operations to match capacity and costs with demand, selectively using price concessions to gain and/or maintain market share in key product categories, such as LIP. We will plan to continue to invest in diversification activities to monetize our EP segment technologies outside the tobacco industry.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act and other legal protections.  Forward-looking statements, include, without limitation, those regarding 2016 outlook and future performance, mergers and acquisitions, future market trends, future RTL sales and volume trends (including RTL demand in China), smoking attrition rates, synergies or growth from acquisitions, incurrence of additional debt, adoption of LIP standards in new regions, reverse osmosis water filtration and global drinking water demands, integration, and growth prospects (including international growth), the deductibility of goodwill associated with the Argotec acquisition, impact of our restructuring actions, post-retirement healthcare and life insurance payments, impact of the LIP intellectual property litigation and opposition proceedings, the amount of capital spending and/or common stock repurchases, the profitability of CTS, pricing pressures (including related to LIP), future cash flows, benefits associated with our global asset realignment (including possible non-recurrence of one-time tax benefits, lower effective tax rates), purchase accounting impacts, impacts of our ongoing operational excellence and other cost-reduction initiatives, increasing revenues coming from our non-tobacco operations, and other statements generally identified by words such as "believe," "expect," "intend," "plan," "potential," "anticipate," "project," "appear," "should," "could," "may," "will," "typically" and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of this report as well as the following factors:

•
Changes in sales or production volumes, pricing or manufacturing costs of reconstituted tobacco products, cigarette paper (including for lower ignition propensity cigarettes), filtration-related products due to changing customer demands, new technologies such as e-cigarettes, inventory adjustments and rebalancings, competition or otherwise;

•	Loss of one or more significant customers, or changes in their cigarette blending approaches;

•	New reports as to the effect of smoking on human health or the environment;

•	Risks associated with the implementation of our strategic growth initiatives, including diversification, and the Company's understanding of, and entry into, new industries and technologies;

•	Changes in the source and intensity of competition in our market segments, including risk from lower cost virgin tobacco leaf or other, cheaper, cigarette filters;

•	Our ability to attract and retain key personnel, due to our prior restructuring actions, the tobacco industry in which we operate or otherwise;

•
Weather conditions, including potential impacts, if any, from climate change, known and unknown, seasonality factors that affect the demand and price for virgin tobacco leaf and natural disasters or unusual weather events;

•	Increases in commodity prices and lack of availability of such commodities, including energy, wood pulp and resins, could impact the profitability of our products;

•
Increases in operating costs due to inflation or otherwise, such as labor expense, compensation and benefits costs, including costs related to the comprehensive health care reform law enacted in the U.S. in 2010;

•	Employee retention and labor shortages;

•
Changes in employment, wage and hour laws and regulations in the U.S., France and elsewhere, including loi de Securisation de l'emploi, unionization rules and regulations by the National Labor relations Board, equal pay initiatives, additional anti-discrimination rules or tests and different interpretations of exemptions from overtime laws;

•	Labor disruptions, strikes, stoppages, or other disruptions at our facilities;

•	Existing and future governmental regulation and the enforcement thereof, including regulation relating to the tobacco industry, taxation and the environment;

•
Changes in general economic, financial and credit conditions in the U.S., Europe and elsewhere, including the impact thereof on currency (including any weakening of the euro and Real) and on interest rates;

•	Changes in the manner in which we finance our debt and future capital needs, including potential acquisitions;

•
The success of, and costs associated with, our current or future restructuring initiatives, including the granting of any needed governmental approvals and the occurrence of work stoppages or other labor disruptions;

•
Changes in the discount rates, revenue growth, cash flow growth rates or other assumptions used by the Company in its assessment for impairment of assets and adverse economic conditions or other factors that would result in significant impairment charges;

•	The failure of one or more material suppliers, including energy, resin and pulp suppliers, to supply materials as needed to maintain our product plans and cost structure;

•	International conflicts and disputes (for example, relating to Russia and to the Ukraine), including their impact on our sales and the adoption of new LIP regulations;

•	The pace and extent of further international adoption of LIP cigarette standards and the nature of standards so adopted;

•	Risks associated with our 50%-owned, non-U.S. joint ventures relating to control and decision-making, compliance, transparency and customer relations, among others;

•	A failure in our risk management and/or currency or interest rate swaps and hedging programs, including the failures of any insurance company or counterparty;

•	The number, type, outcomes (by judgment or settlement) and costs of legal, tax, regulatory or administrative proceedings, litigation and/or amnesty programs, including those in Brazil;

•
The outcome and cost of LIP intellectual property litigation and European Patent Office opposition proceedings and the risk of eventual loss of our technological advantages including expiration of patents and ongoing protection of our proprietary trade secrets, or emergence of new disruptive technologies;

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

We utilize forward and swap contracts and, to a lesser extent, option contracts to selectively hedge our exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with money center banks, insurance companies or government agencies, collectively known as counterparties. We expect to continue to apply foreign currency hedging in our Brazilian and Polish operations in the foreseeable future. As of December 31, 2015, a 10% unfavorable change in the exchange rate of our functional currencies and those of our subsidiaries against the prevailing market rates of non-local currencies involving our transactional exposures would have resulted in a net pre-tax loss of approximately $3 million. These hypothetical gains or losses on foreign currency transactional exposures are based on the December 31, 2015 rates and the assumed rates. While we believe the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates could be material to our results of operations, we reduce this risk by selectively hedging our exposure when it is practical and economical to do so.

Interest Rate Risk

We hold a combination of variable-rate and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable-rate, long-term debt when it is practical and economical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. We have utilized variable-to-fixed interest rate swap agreements, typically with contractual terms no longer than 60 months. Our strategy to manage exposure to interest rate changes did not change during 2015, and we do not expect any significant changes in our exposure to interest rate changes or in how such exposure is managed in the near future. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in fair market value of fixed-rate debt due to differences between current market interest rates and the rates governing these instruments. With respect to our fixed-rate debt outstanding at December 31, 2015, a 100 basis point change in interest rates would not result in a material change in the fair market value of such debt and with respect to our variable-rate debt outstanding at December 31, 2015, a 100 basis point increase in interest rates would result in a $5.8 million decrease to our future annual pre-tax earnings.

Commodity Price Risk

We are subject to commodity price risks such as resin and wood pulp. Wood pulp is our largest single component of raw material cost. The per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. During the period from January 2013 through December 2015, the U.S. list price of northern bleached softwood kraft pulp ("NBSK") a representative pulp grade that we use, ranged from a low of $890 per metric ton in January 2013 to a high of $1,030 per metric ton in March 2014. We normally maintain approximately 30 to 60 days of inventories to support our operations. As a result, there is a lag in the impact of changes in the per ton list price of wood pulp on our cost of products sold. The per ton price of resin is volatile and may impact the future results of our AMS segment. Over the last five years, the cost of polypropylene has fluctuated from 66 cents per pound to 117 cents per pound.

Selling prices of our paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, we have been able to increase our selling prices in response to increases in per ton wood pulp costs and have generally reduced our selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact our earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. We have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton wood pulp prices would impact our future annual pre-tax earnings by approximately $13 million, assuming no compensating change in our selling prices. We believe that, while our exposure to commodity price risk is material to our results of operations, our customers understand such risk and over time changes in the price of wood pulp are typically reflected in selling prices.

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

Due to the competitive pricing in the markets for most of our products, we are typically unable to fully pass through higher energy costs to our customers. With respect to our purchased energy price risk, a hypothetical 10% change in per unit prices would impact our future annual pre-tax earnings by approximately $5 million, assuming no compensating change in our selling prices.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)

	For the Years Ended December 31,
	2015	2014	2013
Net Sales	$764.1	$794.3	$772.8
Cost of products sold	539.7	575.5	520.1
Gross Profit	224.4	218.8	252.7

Selling expense	22.2	22.0	20.9
Research expense	14.0	15.7	15.3
General expense	70.6	61.9	50.3
Total nonmanufacturing expenses	106.8	99.6	86.5

Restructuring and impairment expense	14.6	13.1	41.3
Operating Profit	103.0	106.1	124.9
Interest expense	9.7	7.2	2.9
Other income, net	12.2	9.3	5.7
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	105.5	108.2	127.7

Provision for income taxes	21.6	20.5	53.0
Income from equity affiliates, net of income taxes	6.6	2.0	3.8
Income from Continuing Operations	90.5	89.7	78.5
Loss from Discontinued Operations	(0.8)	—	(2.4)
Net Income	$89.7	$89.7	$76.1

Net Income (Loss) per Share - Basic:
Income per share from continuing operations	$2.97	$2.94	$2.51
Loss per share from discontinued operations	(0.02)	—	(0.08)
Net income per share – basic	$2.95	$2.94	$2.43

Net Income (Loss) per Share – Diluted:
Income per share from continuing operations	$2.96	$2.93	$2.49
Loss per share from discontinued operations	(0.02)	—	(0.07)
Net income per share – diluted	$2.94	$2.93	$2.42

Weighted Average Shares Outstanding:

Basic	30,251,400	30,238,000	31,056,700

Diluted	30,374,300	30,356,500	31,238,300
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	For the Years Ended December 31,
	2015	2014	2013
Net Income	$89.7	$89.7	$76.1
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	(54.4)	(63.0)	5.1
Less: Reclassification adjustment for realized translation adjustments	—	—	(1.1)

Unrealized (losses) gains on derivative instruments	(24.9)	(4.8)	(7.1)
Less: Reclassification adjustment for losses (gains) on derivative instruments included in net income	11.6	4.6	0.4

Net gain (loss) from postretirement benefit plans	(0.8)	(9.8)	8.4
Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	3.6	1.5	4.7
Other Comprehensive Income (Loss)	(64.9)	(71.5)	10.4
Comprehensive Income	$24.8	$18.2	$86.5
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$186.5	$290.3
Accounts receivable, net	119.4	93.9
Inventories	112.4	108.4
Income taxes receivable	—	11.5
Current deferred income tax benefits	—	9.2
Assets held for sale	21.9	—
Other current assets	4.6	6.1
Total Current Assets	444.8	519.4

Property, Plant and Equipment, net	308.1	362.0
Deferred income tax benefits	0.1	—
Investment in Equity Affiliates	67.5	67.8
Goodwill	233.3	126.1
Intangible Assets	213.9	89.3
Other Assets	22.3	20.4
Total Assets	$1,290.0	$1,185.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$3.3	$2.3
Accounts payable	49.0	44.8
Income taxes payable	5.3	—
Accrued expenses	85.5	76.4
Total Current Liabilities	143.1	123.5

Long-Term Debt	568.2	435.6
Pension and Other Postretirement Benefits	33.5	34.1
Deferred Income Tax Liabilities	45.3	71.4
Other Liabilities	32.0	31.4
Total Liabilities	822.1	696.0
Stockholders' Equity:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value per share; 100,000,000 shares authorized; 30,474,149 and 30,465,522 shares issued and outstanding at December 31, 2015 and 2014, respectively	3.0	3.0
Additional paid-in-capital	53.7	49.8
Retained earnings	552.6	512.7
Accumulated other comprehensive loss	(141.4)	(76.5)
Total Stockholders' Equity	467.9	489.0
Total Liabilities and Stockholders' Equity	$1,290.0	$1,185.0
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in millions, except per share amounts)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	31,209,866	$3.1	$41.0	8,760	$(0.3)	$483.4	$(15.4)	$511.8
Net income						76.1		76.1
Other comprehensive loss, net of tax							10.4	10.4
Dividends declared ($1.26 per share)						(39.5)		(39.5)
Restricted stock issuances, net	226,461		(0.2)	(5,000)	0.2			—
Stock-based employee compensation expense			3.2					3.2
Excess tax benefits of stock-based employee compensation			0.5					0.5
Stock issued to directors as compensation	1,318		0.1					0.1
Issuance of shares for options exercised	33,000		0.5					0.5
Share reissuance and cancellation to fulfill stock split	(47,218)	—	(1.8)	(47,218)	1.8			—
Purchases of treasury stock				43,458	(1.7)			(1.7)
Balance, December 31, 2013	31,423,427	$3.1	$43.3	—	$—	$520.0	$(5.0)	$561.4
Net income						89.7		89.7
Other comprehensive loss, net of tax							(71.5)	(71.5)
Dividends declared ($1.46 per share)						(44.5)		(44.5)
Restricted stock issuances, net	201,005	—	—					—
Stock-based employee compensation expense			5.8					5.8
Excess tax benefits of stock-based employee compensation			0.6					0.6
Stock issued to directors as compensation	2,902	—	0.1					0.1
Purchases and cancellation of common stock	(1,161,812)	(0.1)				(52.5)		(52.6)
Balance, December 31, 2014	30,465,522	$3.0	$49.8	—	$—	$512.7	$(76.5)	$489.0
Net income						89.7		89.7
Other comprehensive loss, net of tax							(64.9)	(64.9)
Dividends declared ($1.54 per share)						(46.9)		(46.9)
Restricted stock issuances, net	68,264	—	—					—
Stock-based employee compensation expense			3.3					3.3
Excess tax benefits of stock-based employee compensation			0.5					0.5
Stock issued to directors as compensation	3,728	—	0.1					0.1
Purchases and cancellation of common stock	(63,365)	—				(2.9)		(2.9)
Balance, December 31, 2015	30,474,149	$3.0	$53.7	—	$—	$552.6	$(141.4)	$467.9
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)

	For the Years Ended December 31,
	2015	2014	2013
Operations
Net income	$89.7	$89.7	$76.1
Less: Loss from discontinued operations	(0.8)	—	(2.4)
Income from continuing operations	90.5	89.7	78.5
Non-cash items included in net income:
Depreciation and amortization	41.0	45.1	37.3
Impairment	6.7	—	37.2
Deferred income tax (benefit) provision	(6.7)	3.3	17.3
Pension and other postretirement benefits	4.2	1.2	1.1
Stock-based compensation	3.5	5.9	3.2
Income from equity affiliates	(6.6)	(2.0)	(3.8)
Gain on sale of intangible assets	(4.3)	—	—
Excess tax benefits of stock-based awards	(0.5)	(0.6)	(0.5)
Cash dividends received from equity affiliates	3.9	4.4	3.7
Other items	0.1	0.8	1.0
Changes in operating working capital:
Accounts receivable	(18.0)	13.3	4.4
Inventories	1.3	14.9	(1.0)
Prepaid expenses	1.1	(0.6)	0.1
Accounts payable	6.5	3.1	(1.5)
Accrued expenses	3.7	(8.0)	3.4
Accrued income taxes	18.2	(4.1)	(4.6)
Net changes in operating working capital	12.8	18.6	0.8
Net cash provided (used) by operating activities of:
- Continuing operations	144.6	166.4	175.8
- Discontinued operations	0.1	(0.5)	2.3
Cash Provided by Operations	144.7	165.9	178.1
Investing
Capital spending	(24.2)	(35.1)	(29.1)
Capitalized software costs	(0.9)	(1.0)	(0.5)
Acquisitions, net of cash acquired	(280.6)	(32.6)	(229.7)
Investment in equity affiliates	—	(8.8)	—
Other investing	(8.0)	3.0	5.6
Cash Used for Investing	(313.7)	(74.5)	(253.7)
Financing
Cash dividends paid to SWM stockholders	(46.9)	(44.5)	(39.5)
Changes in short-term debt	(0.4)	(0.4)	—
Proceeds from issuances of long-term debt	488.2	228.3	455.6
Payments on long-term debt	(338.7)	(170.6)	(228.1)
Payments for debt issuance costs	(7.4)	—	—
Purchases of common stock	(2.9)	(52.5)	(1.7)
Excess tax benefits of stock-based awards	0.5	0.6	0.5
Proceeds from exercise of stock options	—	—	0.5
Cash Provided by (Used in) Financing	92.4	(39.1)	187.3
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(27.2)	(34.0)	9.1
(Decrease) Increase in Cash and Cash Equivalents	(103.8)	18.3	120.8
Cash and Cash Equivalents at beginning of period	290.3	272.0	151.2
Cash and Cash Equivalents at end of period	$186.5	$290.3	$272.0
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

Nature of Business

Schweitzer-Mauduit International, Inc., or SWM or the Company, headquartered in the United States of America, is a multinational diversified producer of highly engineered solutions and advanced materials for a variety of industries. Historically, the Company has primarily served the tobacco industry through the manufacture and sale of paper and reconstituted tobacco products, which remains a key focus. We manufacture lightweight specialty papers used in manufacturing ventilated cigarettes, reconstituted tobacco used in producing blended cigarettes, and banded papers used in the production of lower ignition propensity, or LIP, cigarettes. The Company also produces premium specialized papers for other applications and, through our Advanced Materials & Structures segment, is a specialty producer of resin-based plastic netting through an extrusion process, as well as certain meltblown products, machined plastic core tubes, and resin-based rolled products for use in other end segments, such as filtration, surface protection, medical and other industrials.

The primary products we sell to the tobacco industry include cigarette, plug wrap and base tipping papers, or Cigarette Papers, which are used to wrap various parts of a cigarette, and reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars. We sell these products directly to tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. We also sell a diverse mix of products to non-tobacco industries, including low volume, high-value engineered papers and commodity paper grades produced, among other reasons, to maximize our machine utilization. In December 2013, we acquired DelStar, Inc., or DelStar, a manufacturer of plastic netting and other resin-based products mainly focused on the filtration, industrial and medical market segments. The acquisition of DelStar diversifies SWM's global presence in advanced materials, particularly in filtration. In December 2014, we acquired in two separate transactions certain assets from Pronamic Industries, Inc. and Smith & Nephew's Advanced Wound Management Division, which complement the DelStar acquisition and which have been incorporated into our Advanced Materials & Structures (formerly Filtration) operating segment. As discussed more fully in Note 3. Business Acquisitions, in October 2015, the Company completed the acquisition of Argotec Intermediate Holdings, LLC, or Argotec, a manufacturer of urethane films for specialty applications in high-growth surface protection and applications such as automotive paint protection, as well as glass lamination, medical and industrial products. This acquisition has been incorporated into the AMS operating segment.

We conduct business in over 90 countries and operate 18 production locations worldwide, with facilities in the United States, Canada, United Kingdom, France, Luxembourg, Russia, Brazil, China and Poland. We also have a 50% equity interest in two joint ventures in China. The first, China Tobacco Mauduit (Jiangmen) Paper Industry Ltd., or CTM, produces cigarette and porous plug wrap papers and the second, which began operations in the third quarter of 2014, China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS, which produces RTL.

As used in this 2015 Annual Report on Form 10-K, unless the context indicates otherwise, references to "we," "us," "our," "SWM," "Schweitzer-Mauduit" or similar terms include Schweitzer-Mauduit International, Inc. and its consolidated subsidiaries.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a result of a number of factors, including those discussed elsewhere in this report and in its other public filings from time to time.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and wholly-owned, majority-owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated. Certain reclassifications of prior year data were made in the accompanying financial statements. These reclassifications were made to conform to the current year presentation.

The Company has two joint ventures with China National Tobacco Corporation, or CNTC. CNTC is the principal operating Company under China's State Tobacco Monopoly Administration. CNTC and our subsidiary, Schweitzer-Mauduit International China, Limited, or SM-China, each own 50% of the joint ventures. The paper joint venture China Tobacco Mauduit (Jiangmen) Paper Industry Co. LTD, or CTM, produces tobacco-related papers in China. The second joint venture China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. LTD., or CTS, produces reconstituted tobacco leaf products. The Company uses the equity method to account for both joint ventures. Investment in equity affiliates represents the Company's investment in its China joint ventures. The Company's share of the net income of its 50% owned joint ventures in China are included in the consolidated statements of income as income from equity affiliates.

Revenue Recognition

The Company recognizes revenue and the related accounts receivable when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) ownership has transferred to the customer; (3) the selling price is fixed or determinable; and (4) collection is reasonably assured based on the Company's judgment regarding the collectability of its accounts receivable. Generally, the Company recognizes revenue when it ships its manufactured product and title and risk of loss passes to its customer in accordance with the terms of sale of the product. Revenue is recorded at the time of shipment for terms designated f.o.b., or free on board, shipping point, or equivalent. For sales transactions designated f.o.b. destination, or equivalent, revenue is recorded when the product is delivered to the customer's delivery site, at which time title and risk of loss are transferred. Provisions for discounts, returns, allowances, customer rebates and other adjustments are provided for in the same period the related revenue is recorded. Deferred revenue represents advance payments from customers which are earned based upon a mutually agreed-upon amount per unit of future product sales.

Freight Costs

The cost of delivering finished goods to the Company's customers is recorded as a component of cost of products sold. Those costs include the amounts paid to a third party to deliver the finished goods. Any freight costs billed to and paid by a customer are included in revenue.

Royalty Income

Royalties from third-party patent licenses are recognized when earned, including monies received at an agreement's initiation attributable to past sales. The Company recognizes up-front payments upon receipt when it has no future performance requirement or ongoing obligation arising from its agreements and the payment is for a separate earnings process. Minimum annual royalties received in advance are deferred and are recognized in the period earned. The Company recognized $9.6 million, $11.1 million and $11.2 million of royalty income during 2015, 2014 and 2013 respectively, which is included in net sales in the consolidated statements of income.

Foreign Currency Translation

The income statements of foreign entities are translated into U.S. dollars at average exchange rates prevailing during the periods presented. The balance sheets of these entities are translated at period-end exchange rates, and the differences

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from historical exchange rates are reflected in a separate component of accumulated other comprehensive income (loss) as unrealized foreign currency translation adjustments.

Foreign currency risks arise from transactions and balances denominated in non-local currencies. Gains and losses resulting from re-measurement and settlement of such transactions and balances, included in other income (expense), net, were gains of $0.8 million, $1.5 million and $1.3 million in 2015, 2014 and 2013, respectively.

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

Business Combinations

The Company uses the acquisition method of accounting for business combinations. At the acquisition date, the Company records assets acquired and liabilities assumed at their respective fair market values. The Company estimates fair value using the exit price approach which is the price that would be received to sell an asset or paid to transfer a liability in an orderly market. An exit price is determined from a market participant's viewpoint in the principal or most advantageous market and may result in the Company valuing assets or liabilities at a fair value that is not reflective of the Company's intended use of the assets or liabilities. Any excess consideration above the estimated fair values of the net assets acquired is recognized as goodwill on the Company's Consolidated Balance Sheets. The operating results of acquired businesses are included in the Company's results of operations beginning as of their effective acquisition dates. Acquisition costs are expensed as incurred and were $2.6 million, $2.6 million, and $1.1 million in 2015, 2014 and 2013, respectively.

Impairment of Long-Lived Assets, Goodwill and Intangible Assets

The Company evaluates the carrying value of long-lived assets, including property and equipment, goodwill and intangible assets when events and circumstances warrant a review. Goodwill is also tested for impairment annually during the fourth quarter. Goodwill may be evaluated using a qualitative evaluation and/or a two-step test at the reporting unit level. The first step compares the book value of the reporting unit to its fair value. If the book value of a reporting unit exceeds its fair value, we perform the second step. In the second step, we determine an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The difference between the total fair value of the reporting unit and the fair value of all the assets and liabilities other than goodwill is the implied fair value of that goodwill. Any impairment loss is measured as the excess of the book value of the goodwill over the implied fair value of that goodwill. See Note 8. Goodwill for further discussion of the Company's annual impairment test results. During the annual testing in the fourth quarter of 2015, the estimated fair value of each of the Company's reporting units was substantially in excess of its respective carrying value.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have acquired trade names that have been determined to have indefinite lives. We evaluate a number of factors to determine whether an indefinite life is appropriate, including the competitive environment, category share, business history, product life cycle and operating plans. Indefinite-lived intangibles are evaluated for impairment annually during the fourth quarter. Additionally, when certain events or changes in operating conditions occur, an impairment assessment is performed and indefinite-lived trade names may be adjusted to a determinable life or an impairment charge may be recorded. At December 31, 2015, the fair value of the AMS reportable segment's indefinite-lived intangibles was substantially in excess of their carrying value.

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

Capitalized Software Costs

The Company capitalizes certain purchases of software and software development costs in connection with major projects of software development for internal use. These costs are included in other assets on the consolidated balance sheets and are amortized using the straight-line method over the estimated useful life not to exceed seven years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred. Amortization of capitalized software was $2.0 million, $3.4 million and $4.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Accumulated amortization of capitalized software costs was $46.0 million and $60.5 million at December 31, 2015 and 2014, respectively.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

Components of accumulated other comprehensive loss were as follows ($ in millions):

	December 31,
	2015	2014
Accumulated pension and OPEB liability adjustments, net of income tax impact of $21.9 million and $21.0 million at December 31, 2015 and 2014, respectively	$(35.6)	$(38.4)
Accumulated unrealized loss on derivative instruments, net of income tax impact of $0.3 million and $0 at December 31, 2015 and 2014, respectively	(21.6)	(8.3)
Accumulated unrealized foreign currency translation adjustments	(84.2)	(29.8)
Accumulated other comprehensive loss	$(141.4)	$(76.5)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the components of accumulated other comprehensive loss were as follows ($ in millions):

	For the Years Ended December 31,
	2015			2014			2013
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$1.9	$0.9	$2.8	$(12.7)	$4.4	$(8.3)	$19.8	$(6.7)	$13.1
Unrealized loss on derivative instruments	(13.6)	0.3	(13.3)	(0.4)	0.2	(0.2)	(4.9)	(1.8)	(6.7)
Unrealized foreign currency translation adjustments	(54.4)	—	(54.4)	(63.0)	—	(63.0)	4.0	—	4.0
Total	$(66.1)	$1.2	$(64.9)	$(76.1)	$4.6	$(71.5)	$18.9	$(8.5)	$10.4

Restricted Stock

All of the Company's restricted stock grants, including those that have been earned in the case of performance-based shares and cliff-vesting grants that are not performance based, vest upon completion of a specified period of time, typically between two and four years. The fair value of each award is equal to the share price of the Company's stock on the date of the grant. This cost is recognized over the vesting period of the respective award. A summary of outstanding restricted stock awards as of December 31, 2015 and 2014 is included in Note 17, Stockholders' Equity.

Restricted Stock Plan Performance Based Shares

The Company's long-term incentive compensation program, or LTICP, for key employees includes an equity-based award component that is provided through the Long-term Incentive Plan, or LTIP, which the Company adopted in 2015 and which replaced its previous Restricted Stock Plan, or RSP. The objectives under the LTICP are established at the beginning of a performance cycle and are intended to focus management on longer-term strategic goals. The Compensation Committee of the Board of Directors designates participants in the LTICP and LTIP and determines the equity-based award opportunity in the form of restricted stock for each performance cycle, which is generally measured on the basis of a one year performance period (the measurement period). The restricted shares are considered issued and outstanding when the number of shares becomes fixed, after the annual performance is determined, and such awards vest at the end of the performance year or some predetermined period thereafter. The Company recognizes compensation expense with an offsetting credit to additional paid-in-capital over the performance period based on the fair value of the award at the date of grant, with compensation expense being adjusted cumulatively based on the number of shares expected to be earned according to the level of achievement of performance goals.

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

In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity." The update requires an entity to determine the nature of the host contract by considering all stated and implied substantive

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances (commonly referred to as the whole-instrument approach). This guidance is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The Company adopted this guidance as of January 1, 2016 and does not expect that its adoption will have a material impact on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective approach to adoption or a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Early adoption is permitted. The Company adopted this guidance as of January 1, 2016 and does not expect that its adoption will have a material impact on our consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liabilities, consistent with treatment of debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The Company adopted this standard in October 2015 in conjunction with the acquisition of the Second Amended and Restated Credit Agreement, or Amended Credit Agreement. Adoption of ASU 2015-03 impacted the presentation of debt costs in the Consolidated Balance Sheets, including $7.4 million in costs related to the Amended Credit Agreement as well as $1.5 million of unamortized costs related to the previous credit arrangement. In accordance with the guidance provided in this Update, the consolidated balance sheet of each period presented has been adjusted to reflect the impact of applying the new guidance. Accordingly, an adjustment has been made to conform the presentation of $2.2 million of unamortized costs as of December 31, 2014 to current year presentation. Refer to Note 12, Debt, for further details of the impact of this standard on the consolidated financial statements.

In May 2015, FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." Currently, investments valued using the practical expedient are categorized within the fair value hierarchy. There is diversity in how certain investments measured at net asset value with future redemption dates should be categorized within the fair value hierarchy which this update addresses. If an investment has its fair value measured at net asset value per share (or its equivalent) using the practical expedient, it should not be categorized in the fair value hierarchy. Removing these types of investments from the fair value hierarchy chart eliminates the diversity in classification of these investments and ensures that all investments categorized in the fair value hierarchy are classified consistently. Investments that calculate net asset value per share (or its equivalent) without the use of the practical expedient will continue to be included in the fair value hierarchy. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance as of January 1, 2016 and does not expect that its adoption will have a material impact on our consolidated financial statements.

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

In September 2015, FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The provisions in this Update require an entity that acquires a business to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The entity is also required to record, in the same period's financial statements,

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2016 and does not expect that its adoption will have a material impact on our consolidated financial statements.

In November 2015, FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes", which requires that deferred tax liabilities and assets be classified entirely as non-current in a classified balance sheet. The amended guidance does not change the existing requirement that deferred tax liabilities and assets, together with any related valuation allowances, of a tax-paying component of an entity be offset and presented as a single amount, nor does it change the existing requirement that offsetting of deferred tax liabilities and assets attributable to different tax-paying components or to different tax jurisdictions is not allowed. The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

Note 3. Business Acquisitions

On October 28, 2015, the Company completed the acquisition of Argotec Intermediate Holdings, LLC, or Argotec, through an Equity Interest Purchase Agreement entered into on September 17, 2015, by and among the Company, SWM Argotec, LLC, an indirect wholly-owned subsidiary of the Company, Argotec Intermediate Holdings Two LLC, and certain equity holders of Argotec Holdings LLC. The acquisition of Argotec expanded and diversified SWM's global presence in advanced materials and is now part of the Company's AMS segment.

As of December 31, 2015, the fair values of the assets acquired and liabilities assumed are provisional because final appraisals have not yet been completed. As consideration, the Company paid $282.7 million in cash, subject to certain customary post-closing adjustments, primarily for the adjusted value of working capital at the acquisition date. The acquisition was financed using borrowings under the Company's Amended Credit Agreement, see Note 12. Debt, for additional information.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consideration paid for Argotec and the preliminary fair values of the assets acquired and liabilities assumed as of the October 28, 2015 acquisition date were as follows ($ in millions):

Preliminary Fair Value as of October 28, 2015
Cash and cash equivalents	$2.7
Accounts receivable	16.0
Inventory	16.3
Other current assets	0.1
Property, plant and equipment	15.9
Other noncurrent assets	0.1
Identifiable intangible assets	131.0
Total Assets	182.1

Accounts payable	4.6
Accrued expenses	4.3

Net assets acquired	173.2

Goodwill	109.5

Cash paid	$282.7

The Company used the income, market, or cost approach (or a combination thereof) for the valuation as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions. Market participants are considered to be buyers and sellers in the principal or most advantageous market for the asset or liability. For certain items, the carrying amount was determined to be a reasonable approximation of fair value based on information available to SWM management. The fair value of receivables acquired from Argotec on October 28, 2015 was $16.0 million, with gross contractual amounts receivable of $16.8 million. Acquired inventories and property, plant and equipment were recorded at their fair values. Acquired intangible assets are primarily trade names, customer relationships and non-competition agreements.

Properties acquired included a manufacturing and related facility, land and leased sites that include leasehold improvements, and machinery and equipment for use in manufacturing operations. Management valued properties using the cost approach supported where available by observable market data which included consideration of obsolescence.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets acquired included a trade name that is both business-to-business and business-to-consumer. In addition to these intangible assets, the Company acquired a number of customer relationships in the aeronautical, transportation, graphics, medical and industrial markets. Management valued intangible assets using the relief from royalty and multi-period excess earnings methods, both forms of the income approach supported by observable market data for peer companies. The following table shows the fair values assigned to intangible assets ($ in millions):

	Preliminary Fair Value as of October 28, 2015	Weighted-Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships	115.3	15
Non-competition agreements	1.7	4
Indefinite-lived intangible assets:
Trade names	14.0	Indefinite
Total	$131.0	15

In connection with the acquisition, the Company recorded goodwill, which represents the excess of the consideration transferred over the preliminary fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to Argotec's revenue growth from combining the SWM and Argotec business and workforce as well as the benefits of access to different markets and customers. Goodwill from the Argotec acquisition was assigned to the AMS reportable segment. The goodwill from this acquisition is expected to be deductible for tax purposes. The goodwill was determined on the basis of the preliminary fair values of the assets and liabilities identified as part of the transaction.

In 2015 the Company recognized $1.8 million in direct and indirect acquisition-related costs and incurred $7.4 million in financing costs related to the acquisition. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General Expense line item in the Consolidated Statements of Income. Financing costs related to expanding the Credit Agreement have been capitalized and will be amortized in Interest Expense over the life of the Credit Agreement.

The amounts of the combined acquisitions' Net Sales and Income from Continuing Operations included in the Company's Consolidated Statements of Income for the year ended December 31, 2015, and the unaudited pro forma Net Sales and Income from Continuing Operations of the combined entity had the acquisition date been January 1, 2014 are as follows ($ in millions):

	Net Sales	Income from Continuing Operations
Actual from October 28, 2015 - December 31, 2015	$22.3	$0.9

2015 Supplemental Pro Forma from January 1, 2015 - December 31, 2015	859.7	90.2

2014 Supplemental Pro Forma from January 1, 2014 - December 31, 2014	896.2	90.7

In December 2014, the Company acquired certain assets from Pronamic Industries, Inc., or Pronamic and Smith & Nephew, or SNN. As a result of the acquisition, these assets were incorporated into SWM's AMS segment. The acquisition of these assets provides further opportunities for growth into the filtration and healthcare industries. These acquisitions are being treated as business combinations and accounted for in accordance with the guidance provided by ASC 805, Business Combinations. The purchase price included initial cash payments of $30.7 million, net of $0.7 million in working capital adjustments and $0.4 million and $0.2 million in cash paid in June 2015 and December 2015, respectively primarily for additional adjustments to the value of working capital as of the acquisition date.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An additional variable payment of up to $3.5 million was potentially due based in connection with one of the acquisitions. The ultimate payment was to be based on the performance of the assets over a period from the acquisition date through December 31, 2015. Of this amount, $1.0 million was recorded at the acquisition date as a payable based on management's estimate of the fair value of the variable consideration as of that date. During the first half of 2015, however, this $1.0 million was reversed through other income on the condensed consolidated statement of income based on the then current projections of performance of the assets through December 31, 2015. As part of a settlement of certain items that had arisen in 2015, in September 2015, the seller waived the right to the potential payment from SWM.

The cash paid for these acquisitions and the final fair values of the assets acquired and liabilities assumed as of the December 19, 2014 and December 31, 2014 acquisition dates for Pronamic assets and SNN assets, respectively, are as follows ($ in millions):

Fair Value as Acquisition Date
Accounts receivable	$3.5
Inventory	3.2
Other current assets	0.2
Property, plant and equipment	9.3
Identifiable intangible assets	11.6
Total Assets	27.8

Accounts payable	1.4
Accrued expenses	1.4

Net assets acquired	25.0

Goodwill	5.6

Cash paid	$30.6

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

Properties involved in the acquisitions included a manufacturing and related facility, land, a leased site that included leasehold improvements, and machinery and equipment for use in manufacturing operations. Management valued properties using the cost approach supported where available by observable market data which included consideration of obsolescence.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets acquired included contracts with significant customers, technology related to products subject to a number of existing patents and trade know-how, and a number of customer relationships in industrial filtration and healthcare industries. Management valued intangible assets using the relief from royalty and multi-period excess earnings methods, both forms of the income approach supported by observable market data for peer companies. The following table shows the final fair values assigned to intangible assets ($ in millions):

	Fair Value as of December 31, 2014	Weighted-Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships	$7.1	14
Developed Technology	2.1	20
Patents	1.5	17
Customer contracts	0.9	2
Total	$11.6	15

In connection with the acquisitions, the Company recorded goodwill, which represents the excess of the consideration transferred over the estimated preliminary fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to incremental revenue growth from combining the acquired assets with DelStar's existing business and workforce as well as the benefits of access to different markets and customers. Goodwill from the December 2014 acquisitions will be assigned to the AMS segment. None of the goodwill is expected to be deductible for tax purposes.

In 2015 and 2014, the Company recognized $0.8 million and $1.3 million, respectively, in direct and indirect acquisition-related costs related to the acquisitions. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General Expense line item in the Consolidated Statements of Income.

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

Note 4. Discontinued Operations

The Company's former paper mill in Medan, Indonesia and closed paper mill in San Pedro, Philippines have been reported as discontinued operations. Both of these operations were previously presented as a component of the EP segment. The sale of the Indonesia mill was finalized in the second quarter of 2013 and a $1.6 million non-cash loss was recorded in discontinued operations. The sale of the Philippines mill was finalized in the fourth quarter of 2013 and resulted in a gain of $1.6 million. For all periods presented, results of these mills have been removed from each individual line within the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of discontinued operations.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in Other Assets and Accrued Expenses within the consolidated balance sheets were the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	December 31, 2015	December 31, 2014
Assets of discontinued operations:
Current assets	$1.1	$1.6
Other assets	2.6	2.3

Liabilities of discontinued operations:
Current liabilities	0.2	0.1

Summary financial results of discontinued operations were as follows ($ in millions):

	For the Years Ended December 31,
	2015	2014	2013
Net sales	$—	$—	$7.1
Restructuring and impairment expense	—	—	1.4
Other income (expense)	(0.7)	—	—
Loss from discontinued operations before income taxes	(0.7)	—	(2.6)
Income tax (provision) benefit	(0.1)	—	0.2
Loss from discontinued operations	(0.8)	—	(2.4)

Note 5. Accounts Receivable

Accounts receivable are summarized as follows ($ in millions):

	December 31,
	2015	2014
Trade receivables	$97.7	$69.8
Business tax credits, including VAT	3.7	4.2
Hedge contracts receivable	0.8	0.4
Other receivables	17.6	19.8
Less allowance for doubtful accounts and sales discounts	(0.4)	(0.3)
Total accounts receivable	$119.4	$93.9

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Inventories

Inventories are valued at the lower of cost using the First-In, First-Out, or FIFO, and weighted average methods, or market. The Company's costs included in inventory primarily consist of pulp, resins, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of facility overhead costs. Machine start-up costs or abnormal machine shut downs are expensed in the period incurred and are not reflected in inventory. The definition of market value, with respect to all inventories, is replacement cost or net realizable value. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. The following schedule details inventories by major class ($ in millions):

	December 31,
	2015	2014
Raw materials	$45.2	$35.1
Work in process	17.3	17.4
Finished goods	36.1	40.4
Supplies and other	13.8	15.5
Total	$112.4	$108.4

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

Property, plant and equipment (and related depreciable lives) consisted of the following ($ in millions):

	December 31,
	2015	2014
Land and improvements	$11.5	$19.3
Buildings and improvements (20 to 40 years or remaining life of relevant lease)	117.5	131.3
Machinery and equipment (5 to 20 years)	513.0	540.6
Construction in progress	20.8	42.1
Gross Property, Plant and Equipment	662.8	733.3
Less: Accumulated Depreciation	354.7	371.3
Property, Plant and Equipment, net	$308.1	$362.0

Depreciation expense was $30.7 million, $35.3 million and $31.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. During 2015, the physical assets of our RTL facility in the Philippines were reclassified from Property, Plant and Equipment, net to Assets Held for Sale on our consolidated balance sheet. At December 31, 2015, the net realizable value of these assets was $20.9 million.

Note 8. Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter. The annual tests during the fourth quarters of 2015, 2014 and 2013 resulted in no impairment. Each of the Company's two reportable segments,

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EP and AMS, have goodwill. The EP segment has recorded $2.7 million in accumulated impairment losses in previous years. There are no accumulated impairment losses in the AMS segment as of December 31, 2015.

The changes in the carrying amount of goodwill for each reportable segment were as follows ($ in millions):

	Engineered Papers	Advanced Materials & Structures	Total
Goodwill as of December 31, 2013	$6.0	$115.1	$121.1
Goodwill acquired during the year	—	5.6	5.6
Foreign currency translation adjustments	(0.7)	0.1	(0.6)
Goodwill as of December 31, 2014	5.3	120.8	126.1
Goodwill acquired during the year	—	109.5	109.5
Foreign currency translation adjustments	(0.5)	(1.8)	(2.3)
Goodwill as of December 31, 2015	$4.8	$228.5	$233.3

Note 9. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Amortized intangible assets
Engineered Papers
Customer-related intangibles	$10.0	$10.0	$—	$10.0	$10.0	$—
Advanced Materials & Structures
Customer Relationships	167.7	6.4	161.3	52.4	2.1	50.3
Developed Technology	16.0	2.4	13.6	16.0	1.2	14.8
Customer Contracts	0.9	0.5	0.4	0.9	—	0.9
Non-Compete Agreements	1.7	0.1	1.6	—	—	—
Patents	1.5	0.1	1.4	1.5	—	1.5
Total	$197.8	$19.5	$178.3	$80.8	$13.3	$67.5

Unamortized intangible assets (Advanced Materials & Structures)
Trade names	$35.6			$21.8
 *  Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $5.6 million, $3.1 million and $0.6 million and for the years ended December 31, 2015, 2014 and 2013, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the estimated aggregate amortization expense for the next five years ($ in millions):

For the year ended December 31,	Estimated Amortization Expense
2016	$12.3
2017	11.9
2018	11.9
2019	11.8
2020	11.5

Note 10. Other Assets

Other assets consisted of the following ($ in millions):

	December 31,
	2015	2014
Capitalized software costs, net of accumulated amortization	$2.5	$3.8
Business tax credits, including VAT and ICMS (net of $9.9 million and $11.7 million reserve as of December 31, 2015 and 2014, respectively)	2.6	2.5
Grantor trust assets	9.6	10.3
Other assets	7.6	3.8
Total	$22.3	$20.4

The Company's ICMS credits in Brazil are fully reserved. These credits do not expire. The Company is still exploring other actions to utilize the credits. Charges and credits associated with normal ongoing activity are included in Cost of Products Sold in the Consolidated Statements of Income. Future material changes as a result of new legislation or a change in our operations will be reported separately.

Grantor trust assets consist primarily of cash surrender values in Company-owned life insurance policies held by a trust to be used for the eventual payment of employee deferred compensation. These assets are restricted from Company use until all obligations are satisfied.

Note 11. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $14.6 million, $13.1 million and $41.3 million in the years ended December 31, 2015, 2014 and 2013, respectively.

In the EP segment, restructuring and impairment expenses were $14.4 million, $11.3 million and $41.0 million during the years ended December 31, 2015, 2014 and 2013, respectively. In 2015, restructuring and impairment expenses consisted of $7.8 million related to severance expenses in the French, Brazilian and U.S. operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions as well as $1.4 million of impairment charges to certain of our Polish and Brazilian manufacturing equipment and $5.2 million of loss recognized to adjust the recorded value of equipment at our Philippines RTL location to its estimated fair value less cost to sell as discussed in more detail below.

During 2014, restructuring and impairment expenses in the EP segment primarily related to $9.4 million related to severance expenses in the French, Brazilian and U.S. operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions as well as losses on disposal of our Lee Mills and Golden

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hills manufacturing facilities of $1.0 million and asset impairment expenses at our Canada manufacturing facility of $0.9 million. During 2013, restructuring and impairment expenses primarily included $3.8 million related to severance and early retirement expenses in the French and U.S. operations for ongoing accruals over the remaining service lives of affected employees related to new as well as previously announced actions and terminating a third-party printing agreement in Europe as well as $37.2 million of impairment expenses related to the Company's RTL facility in the Philippines.

Fair value of the RTL Philippines facility was determined by using management's estimates of market participants' discounted future cash flows and independent appraisals of certain assets, both which are considered significant unobservable inputs, or Level 3 inputs.

The Company reversed $0.2 million and incurred $0.4 million and $0 in restructuring expenses in 2015, 2014, and 2013, respectively. within the AMS segment. These amounts related to accruals for severance expenses incurred during the acquisition of the assets from SNN in December 2014.

Additionally, the Company incurred $0.4 million, $1.4 million, and $0.3 million in 2015, 2014, and 2013, respectively, in restructuring expenses related to accruals for severance expenses within supporting overhead departments which were not allocated to a specific segment.

Restructuring liabilities were classified within Accrued Expenses in each of the consolidated balance sheets as of December 31, 2015 and 2014. Changes in the restructuring liabilities, substantially all of which are employee-related, are summarized as follows ($ in millions):

	2015	2014
Balance at beginning of year	$8.7	$4.7
Accruals for announced programs	8.0	11.2
Cash payments	(8.3)	(6.3)
Exchange rate impacts	(0.7)	(0.9)
Balance at end of period	$7.7	$8.7

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

In early 2015, the Company made the decision to dispose of the Company’s mothballed RTL facility and related equipment in the Philippines. These assets are included in the EP segment. During the first three quarters of 2015, the Company reclassified the majority of the equipment at this location from Property, Plant and Equipment, net, to Assets

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

held for sale on the consolidating balance sheets. In the fourth quarter of 2015, the Company reclassified the remaining equipment, along with the land and building associated with the property to Assets held for sale. The reclassifications were made for all assets that are expected to be sold within one year of the balance sheet date and, as of December 31, 2015, all of the physical assets of this entity are classified as Assets held for sale. As discussed above, during the year ended December 31, 2015, the Company incurred $5.2 million in impairment expense to write-down the carrying value of these assets to the net realizable value.

Note 12. Debt

Total debt, net of debt issuance costs, is summarized in the following table ($ in millions):

	December 31, 2015	December 31, 2014
Term Loan A-1	$60.0	$—
Term Loan A-2	249.4	—
Revolving Credit Agreement - U.S. dollar borrowings	197.0	354.0
Revolving Credit Agreement - euro borrowings	62.4	71.1
French Employee Profit Sharing	11.4	14.6
Bank Overdrafts	—	0.4
Total Debt	580.2	440.1
Less: Debt issuance costs	(8.7)	(2.2)
Less: Current debt	(3.3)	(2.3)
Long-Term Debt	$568.2	$435.6

Credit Agreement

On October 28, 2015 Schweitzer-Mauduit International, Inc. entered into a Second Amended and Restated Credit Agreement, or the Amended Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent, providing for credit facilities in the aggregate principal amount of $1 billion, consisting of a $650 million revolving credit facility, or Revolving Credit Facility available to the Company; a $100 million Term Loan A-1 (“Term Loan A-1”) made to the Company; and a $250 million Term Loan A-2 (“Term Loan A-2” and, together with Term Loan A-1, the “Term Loans”) made to the Company. The Revolving Credit Facility matures on October 28, 2020. The Term Loan A-1 amortizes at the rate of 5.0% for the first two years, at the rate of 10.0% for the final three years and matures on October 28, 2020. The Term Loan A-2 amortizes at the rate of 1.0% per year and matures on October 28, 2022. The Term Loans are generally subject to mandatory repayment out of the net cash proceeds of asset sales which are not reinvested in operating assets. The credit facilities are secured by substantially all of the personal property of the Company and its domestic subsidiaries. In December 2015, the Company prepaid the full amount of amortization for Term Loan A-1, which totaled $40 million.

The Amended Credit Agreement amends and restates the Company’s Amended and Restated Credit Agreement, dated as of December 11, 2013, which provided for a $500.0 million unsecured revolving credit facility which was scheduled to mature on December 11, 2018.

The interest rate margins applicable to the Revolving Credit Facility and the Term Loans under the Amended Credit Agreement will be based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) a base rate, plus an applicable margin, which ranges from 0.25% to 1.25%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 0.50% to 1.50%, in the case of Term Loan A-2, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin, which ranges from 1.25% to 2.25%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 1.50% to 2.50%, in the case of Term Loan A-2. The applicable margin, in each case, will be adjusted from time to time based on the Company's ratio of net debt to EBITDA as defined by the Amended Credit Agreement. As of December 31, 2015, the applicable interest rate

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on Amended Credit Agreement borrowings was 2.36% on US Revolving Credit Facility borrowings, 2.00% on Euro Revolving Credit Facility borrowings, 2.31% on Term Loan A-1 borrowings and 2.69% on Term Loan A-2 borrowings.

The Amended Credit Agreement also contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.50, reducing to 3.00 after September 30, 2016 and (b) minimum interest coverage of 3.00. The Amended Credit Agreement contains provisions allowing the Company to increase the leverage ratio upon the occurrence of a material acquisition or the occurrence of unsecured indebtedness. The Company was in compliance with all of its covenants under the Credit Agreement at December 31, 2015.

Previously, in December 2013, the Company amended and restated its unsecured revolving credit facility, or Credit Agreement. The five-year revolving Credit Agreement provided for borrowing capacity of $500.0 million in either U.S. Dollars or a $300.0 million equivalent sublimit in euros with an option to increase borrowing capacity by $200 million. The Credit Agreement contained representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, required the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.00 and (b) a minimum interest coverage ratio of 3.50. The Company was in compliance with all of its covenants under the Credit Agreement at December 31, 2014.

Under the Credit Agreement, interest rates were based on the London Interbank Offered Rate plus an applicable margin that varies from 1.25% to 2.00% depending on the Net Debt to EBITDA Ratio, as defined in the Credit Agreement.  The Company incurred commitment fees at an annual rate of 0.20% to 0.30% of the applicable margin on the committed amounts not drawn, depending on the Net Debt to EBITDA Ratio. As of December 31, 2014, the applicable interest rate on Credit Agreement borrowings was 1.48% on US Dollar borrowings and 1.55% on Euro borrowings. The balance of the facility was due upon maturity in December 2018.

French Employee Profit Sharing

At both December 31, 2015 and 2014, long-term debt other than the Amended Credit Agreement primarily consisted of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended to be invested in a financial institution or with their respective employer. To the extent that funds are invested with the Company, these amounts bear interest at 1.08% and 2.28% at December 31, 2015 and 2014, respectively, and are generally payable in the fifth year subsequent to the year the profit sharing is accrued.

Bank Overdrafts

The Company also had bank overdraft facilities of $28.9 million and $30.8 million, at December 31, 2015 and 2014, respectively, of which $0 and $0.4 million were outstanding at December 31, 2015 and 2014, respectively, and reported as current debt on the consolidated balance sheet. Interest is incurred on outstanding amounts at market rates and was 0.30% and 0.55%, respectively, at December 31, 2015 and 2014. No commitment fees are paid on the unused portion of these facilities.

Rate Swap Agreement

The Company maintained a forward interest rate swap agreement on a portion of its long-term debt as of December 31, 2015 that will fix the LIBOR rate on $50.0 million of the Company's variable-rate long-term debt as of October 2014 at a predetermined rate plus a credit spread through the end of October 2018. The impact of swap agreements on the consolidated financial statements was not material for the years ended December 31, 2015 and 2014. See Note 13. Derivatives for more information.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal Repayments

Under the Amended Credit Agreement, the Company selects an "interest period" for each of its borrowings from the Revolving Credit Facility. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company expects to continue to file notices of continuation related to its borrowings outstanding at December 31, 2015 such that those amounts are not expected to be repaid prior to the December 2020 expiration of the Revolving Credit Facility. Following are the expected maturities for the Company's debt obligations as of December 31, 2015 ($ in millions):

2016	$5.0
2017	4.9
2018	5.4
2019	5.1
2020	322.9
Thereafter	236.9
Total	$580.2

Fair Value of Debt

At December 31, 2015 and 2014, the estimated fair values of the Company's current and long-term debt approximated the respective carrying amounts since the interest rates were variable and based on current market indices.

Debt Issuance Costs

In conjunction with the Amended Credit Agreement, the Company capitalized approximately $7.4 million in deferred debt issuance costs associated with the new facility which will be amortized over the term of the related debt instrument. As of December 31, 2015 and 2014, the Company's total deferred debt issuance costs totaled $8.7 million and $2.2 million, respectively. In conjunction with the Company's adoption of ASU 2015-03, the deferred debt issuance costs have been reclassified from Other Assets to Current Debt and Long-term Debt in the accompanying Consolidated Balance Sheet for all periods presented.

Amortization expense of $0.9 million and $0.6 million was recorded during the years ended December 31, 2015 and 2014, respectively, and has been included as a component of Interest Expense in the accompanying Consolidated Statements of Income. Following is the expected future amortization of the Company's deferred debt issuance costs as of December 31, 2015 ($ in millions):

2016	$1.7
2017	1.7
2018	1.7
2019	1.7
2020	1.4
Thereafter	0.5
Total	$8.7

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2015 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$0.7	Accrued Expenses	$10.8
Foreign exchange contracts	Other Assets	—	Other Liabilities	7.0
Interest rate contracts	Other Assets	—	Other Liabilities	0.6
Total derivatives designated as hedges		$0.7		$18.4

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

The following table provides the gross effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Unrealized (Loss) Gain Recognized in AOCI on Derivatives, Net of Tax for the Year Ended December 31,			Location of Reclassification	(Loss) Gain Reclassified from AOCI, Net of Tax
	2015	2014	2013		2015	2014	2013
Foreign exchange contracts	$(24.4)	$(4.1)	$(7.4)	Net Sales	$(11.1)	$(4.6)	$(0.4)
Interest rate contracts	(0.5)	(0.7)	0.3	Interest Expense	(0.5)	—	—
Total	$(24.9)	$(4.8)	$(7.1)	Total	$(11.6)	$(4.6)	$(0.4)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the years ended December 31, 2015, 2014 or 2013.

The following table provides the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of Gain / (Loss) Recognized in Other Income / Expense
	2015	2014	2013
Interest rate contracts	$—	$—	$—
Foreign exchange contracts	(1.5)	(0.7)	(0.1)
Total	$(1.5)	$(0.7)	$(0.1)

Note 14. Accrued Expenses

Accrued expenses consisted of the following ($ in millions):

	December 31,
	2015	2014
Accrued salaries, wages and employee benefits	$38.3	$26.9
Other accrued expenses	47.2	49.5
Total	$85.5	$76.4

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	For the Years Ended December 31,
	2015	2014	2013
United States	$41.6	$31.0	$57.7
Foreign	63.9	77.2	70.0
Total	$105.5	$108.2	$127.7

An analysis of the provision (benefit) for income taxes from continuing operations follows ($ in millions):

	For the Years Ended December 31,
	2015	2014	2013
Current income taxes:
U.S. Federal	$13.0	$6.6	$13.6
U.S. State	1.1	0.6	0.9
Foreign	14.2	10.0	21.2
	28.3	17.2	35.7
Deferred income taxes:
U.S. Federal	(5.8)	3.0	(0.2)
U.S. State	0.1	(0.8)	—
Foreign	(1.0)	1.1	17.5
	(6.7)	3.3	17.3
Total	$21.6	$20.5	$53.0

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision for income taxes is as follows ($ in millions):

	For the Years Ended December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$36.9	35.0%	$37.9	35.0%	$44.7	35.0%
Foreign income tax rate differential	(16.2)	(15.4)	(15.4)	(14.2)	9.0	7.0
Domestic production deduction	(1.5)	(1.4)	(1.0)	(0.9)	—	—
Adjustments to valuation allowances	1.4	1.3	0.4	0.4	1.2	0.9
Other, net	1.0	1.0	(1.4)	(1.4)	(1.9)	(1.4)
Provision for income taxes	$21.6	20.5%	$20.5	18.9%	$53.0	41.5%

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred income tax assets (liabilities) were comprised of the following ($ in millions):

	December 31,
	2015	2014
Deferred Tax Assets
Receivable allowances	$3.4	$4.4
Reserves and accruals	3.9	4.5
Inventory and other assets	1.7	0.6
Postretirement and other employee benefits	20.6	19.6
Derivatives	5.5	2.2
Net operating loss and tax credit carryforwards	25.9	26.6
Investment in subsidiaries	1.0	—
Other	0.8	—
	$62.8	$57.9
Less: Valuation allowance	(33.8)	(37.2)
Net deferred income tax assets	$29.0	$20.7

Deferred Tax Liabilities
Net fixed assets and intangibles	$(72.7)	$(81.6)
Other	(1.5)	(1.3)
Net deferred income tax liabilities	$(74.2)	$(82.9)

Total net deferred income tax liabilities	$(45.2)	$(62.2)

As of December 31, 2015 and 2014 the Company had approximately $16.7 million and $26.6 million respectively, of operating loss carryforwards available to reduce future taxable income in various jurisdictions which will expire on various dates in the next 15 years as follows:

	2015	2014
2016-2018	$1.7	$5.5
2022-2033	0.4	0.7
2016-2034	9.7	12.2
Indefinite	4.9	8.2
	16.7	26.6

In addition, the Company has $8.6 million and $0.6 million of foreign and state tax credits that will expire between 2016 - 2025 and 2016 - 2026, respectively.

The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards for certain entities. The valuation allowance on deferred tax assets as of December 31, 2015, in the Philippines, Brazil and Spain total $13.2 million, $10.2 million and $9.7 million, respectively, fully reserving the net deferred tax asset balances in these locations. We believe that it is more likely than not that the benefit from certain state tax attributes will not be realized. In recognition of this risk, we have provided a valuation allowance of $0.6 million on the related deferred tax assets.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets.

The following table summarizes the activity related to the Company's unrecognized tax benefits related to income taxes ($ in millions):

	December 31,
	2015	2014	2013
Uncertain tax position balance at beginning of year	$1.8	$1.8	$1.8
Increases related to current year tax positions	—	—	—
Decrease related to expiration of statute of limitations	(0.9)	—	—
Uncertain tax position balance at end of year	$0.9	$1.8	$1.8

All unrecognized tax positions would impact the Company's effective tax rate if recognized. We believe that it is reasonably possible that a decrease of up to approximately $0.5 million in unrecognized tax benefits, may be recognized by the end of 2016 as a result of a lapse of the statute of limitations. The Company's policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its consolidated income statement. There were no material income tax penalties or interest accrued during the years ended December 31, 2015, 2014 and 2013.

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2012.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. and French Pension and U.S. Other Postretirement Benefit Disclosures

The U.S. pension and OPEB plans and French pension plans accounted for the majority of the Company's total plan assets and total Accumulated Benefit Obligations (ABO) at December 31, 2015 for the Company and all of its consolidated subsidiaries.

The Company uses a measurement date of December 31 for its pension plans in the United States and France and other postretirement healthcare and life insurance benefit plans in the United States. The funded status of these plans as of December 31, 2015 and 2014 was as follows ($ in millions):

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2015	2014	2015	2014	2015	2014
Change in Projected Benefit Obligation, or PBO:
PBO at beginning of year	$132.4	$121.6	$37.3	$37.7	$1.8	$2.8
Service cost	—	—	1.3	1.3	—	—
Interest cost	5.0	5.6	0.4	0.8	0.1	0.1
Actuarial (gain) loss	(6.5)	14.6	(0.6)	4.4	0.4	(0.1)
Participant contributions	—	—	—	—	0.1	0.2
Plan amendment	—	(2.1)	(0.7)	—	—	(0.6)
Gross benefits paid	(7.5)	(7.3)	(2.5)	(1.7)	(0.7)	(0.6)
Currency translation effect	—	—	(3.0)	(5.2)	—	—
PBO at end of year	$123.4	$132.4	$32.2	$37.3	$1.7	$1.8
Change in Plan Assets:
Fair value of plan assets at beginning of year	128.9	126.0	10.2	12.3	—	—
Actual return on plan assets	(4.7)	12.3	0.5	0.5	—	—
Employer contributions	—	—	1.3	1.0	0.6	0.4
Participant contributions	—	—	—	—	0.1	0.2
Plan amendment	—	(2.1)	—	—	—	—
Gross benefits paid	(7.5)	(7.3)	(2.6)	(2.2)	(0.7)	(0.6)
Currency translation effect	—	—	(1.0)	(1.4)	—	—
Fair value of plan assets at end of year	$116.7	$128.9	$8.4	$10.2	$—	$—
Funded status at end of year	$(6.7)	$(3.5)	$(23.8)	$(27.1)	$(1.7)	$(1.8)

The PBO and ABO exceeded the fair value of pension plan assets for the Company's French defined benefit pension plans as of December 31, 2015 and 2014 and U.S. defined benefit plan as of December 31, 2015 as follows ($ in millions):

	United States		France
	2015	2014	2015	2014
PBO	$123.4	$132.4	$32.2	$37.3
ABO	123.4	132.4	28.3	32.2
Fair value of plan assets	116.7	128.9	8.4	10.2

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, the pre-tax amounts in accumulated other comprehensive income that have not been recognized as components of net periodic benefit cost for the U.S. and French pension plans and other postretirement benefit plans in the United States are as follows ($ in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Accumulated loss	$42.1	$16.9	$0.9
Prior service credit	—	(4.5)	(0.4)
Accumulated other comprehensive loss (income)	$42.1	$12.4	$0.5

The amounts in accumulated other comprehensive loss at December 31, 2015, which are expected to be recognized as components of U.S. and French net periodic benefit cost in 2016 are as follows ($ in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Amortization of accumulated loss	$(3.9)	$(1.3)	$(0.3)
Amortization of prior service credit	—	0.3	0.1
Total	$(3.9)	$(1.0)	$(0.2)

Actuarial assumptions are used to determine the Company's benefit obligations. The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle pension obligations. The discount rate fluctuates from year to year based on current market interest rates for high-quality, fixed-income investments. The Company also evaluates the expected average duration of its pension obligations in determining its discount rate. An assumed long-term rate of compensation increase is also used to determine the PBO. The weighted average assumptions used to determine benefit obligations as of December 31, 2015 and 2014 were as follows:

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2015	2014	2015	2014	2015	2014
Discount rate	4.40%	3.94%	1.43%	1.17%	4.29%	3.82%
Rate of compensation increase	—%	—%	1.90%	1.90%	3.50%	3.50%

The U.S. postretirement healthcare plan provides for benefits to be limited to a cost ceiling which has already been reached. Therefore, no increases in the health care cost trend rates are included in the measurement of the plan's benefit obligation.

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the years ended December 31, 2015, 2014 and 2013 were as follows ($ in millions):

	U.S. Pension Benefits			French Pension Benefits			U.S. OPEB Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$—	$—	$—	$1.3	$1.3	$1.3	$—	$—	$0.1
Interest cost	5.0	5.6	5.1	0.4	0.8	0.8	0.1	0.1	0.1
Expected return on plan assets	(7.0)	(7.4)	(7.1)	(0.3)	(0.4)	(0.4)	—	—	—
Amortizations and other	5.1	4.2	6.7	0.2	0.7	0.5	(0.2)	(0.5)	(0.7)
Curtailment benefit	—	—	—	—	—	—	—	(2.7)	(3.2)
Net periodic benefit cost	$3.1	$2.4	$4.7	$1.6	$2.4	$2.2	$(0.1)	$(3.1)	$(3.7)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Pension Benefits						OPEB Benefits
	United States			France			United States
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	3.94%	4.78%	4.00%	1.43%	1.17%	2.38%	3.82%	4.02%	3.25%
Expected long-term rate of return on plan assets	6.06%	6.48%	6.50%	3.00%	3.00%	3.25%	—%	—%	—%
Rate of compensation increase	—	—	—	1.90%	1.90%	2.50%	3.50%	3.50%	3.50%

The Company's investment strategy with respect to its U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure the plans' fiscal health. The target asset allocation varies based on the funded status of the plan in an effort to match the duration of the plan's liabilities to investments in long duration fixed income assets over time. The Company's investments under the French pension plans are primarily invested as directed by governmental authorities, their contracted providers or the participants without direction from the Company. The primary goal of the Company's pension plans is to maintain the highest probability of assuring future benefit payments to participants while providing growth of capital in real terms. To achieve this goal, the investment philosophy is to protect plan assets from large investment losses, particularly over time, while steadily growing the assets in a prudent manner. While there cannot be complete assurance that the objectives will be realized, the Company believes that the likelihood of realizing the objectives are reasonable based upon this investment philosophy. The Company has an investment committee that meets on a periodic basis to review the portfolio returns and to determine asset mix targets. The U.S. and French pension plans' asset target allocations by asset category for 2015 and actual allocations by asset category at December 31, 2015 and 2014 were as follows:

	United States			France
	2016 Target	2015	2014	2015	2014
Asset Category
Cash and cash equivalents	1%	1%	1%	12%	11%
Equity securities*
Domestic Large Cap	8	7	5	20	17
Domestic Small Cap	3	4	4
International	18	19	17
Fixed income securities	68	69	68	66	71
Alternative investments**	2	—	5	2	1
Total	100%	100%	100%	100%	100%

*	None of the Company's pension plan assets are targeted for investment in SWM stock, except that it is possible that one or more mutual funds held by the plan could hold shares of SWM.

**	Investments in this category under the U.S. pension plan only may include hedge funds, and may include real estate under the French pension plan.

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

The following table sets forth by level, within the fair value hierarchy, the U.S. and French pension plans' assets at fair value as of December 31, 2015 ($ in millions):

	United States				France
Plan Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2
Cash equivalents	$1.2	$1.2	$—	$—	$1.0	$1.0	$—
Equity securities
Domestic Large Cap	8.0	—	8.0	—	1.7	1.7	—
Domestic Small Cap	5.3	—	5.3	—	—	—	—
International	21.6	—	21.6	—	—	—	—
Fixed income securities	80.3	—	80.3	—	5.5	—	5.5
Alternative investments*	0.3	—	—	0.3	0.2	—	0.2
Total	$116.7	$1.2	$115.2	$0.3	$8.4	$2.7	$5.7

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Values for Level 3 assets may be determined through appraisals and models for illiquid assets. The following table shows the changes in Level 3 asset values ($ in millions):

U.S. Level 3 Asset Reconciliation	Alternative Investments Total
Beginning balance, January 1, 2013	$6.4
Realized and unrealized gains	0.5
Purchases	—
Sales	(0.1)
Ending balance, December 31, 2014	$6.8
Realized and unrealized gains	0.1
Purchases	0.5
Sales	(7.1)
Ending balance, December 31, 2015	$0.3

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

	United States		France
	Pension Benefits	Healthcare and Life Insurance Benefits	Pension Benefits
2016	$8.2	$0.3	$2.9
2017	8.2	0.2	3.5
2018	8.4	0.1	0.7
2019	8.4	0.1	2.1
2020	8.4	0.1	1.5
2021 - 2025	41.0	0.4	6.6

The Company is not required to contribute during 2016 to its U.S. and French pension plans; although, it may make discretionary contributions dependent on market conditions to remain aligned with its investment policy statement.

Other Foreign Pension Benefits

In Brazil and Poland, employees are covered under government-administered programs. In Poland and Canada, the employee pension benefits are not significant and therefore are not included in the above disclosures.

Other Benefits

We sponsor a qualified defined contribution plan covering substantially all U.S. employees. Under the plan, the Company matches a portion of employee contributions. The Company's cost under the plan was $2.5 million, $2.0 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company provides U.S. executives, certain other key personnel and its directors the opportunity to participate in deferred compensation plans. Participating employees can elect to defer a portion of their salaries and certain other compensation. Participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as deferred stock unit credits. The Company's liability balance under these deferred compensation plans totaled $13.3 million and $13.1 million at December 31, 2015 and 2014, respectively, which were included in the consolidated balance sheet in other liabilities. In connection with these plans, the Company has a grantor trust into

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which it has contributed funds toward its future obligations under the various plans (See Note 10, Other Assets). The balance of grantor trust assets totaled $9.6 million and $10.3 million at December 31, 2015 and 2014, respectively, which were included in other assets in the consolidated balance sheets. These assets are restricted from Company use until all obligations are satisfied.

In accordance with French law, certain salaried employees in France may accumulate unused regular vacation and supplemental hours of paid leave that can be credited to an individual's Compte Epargne Temps, or CET. The CET account may grow over an individual's career and the hours accumulated may be withdrawn upon retirement or under other special circumstances at the individual's then current rate of pay. The balance of the Company's liability for this program reflected in the accompanying consolidated balance sheets in other liabilities was $6.2 million and $8.1 million at December 31, 2015 and 2014, respectively.

Note 17. Stockholders' Equity

Restricted Stock Plan

In April 2015, the Company adopted a new 2015 Long-term Incentive Plan, or LTIP, which replaced its existing Restricted Stock Plan, or RSP. The LTIP is intended to promote the Company's long-term financial success by attracting and retaining outstanding executive personnel and to motivate such personnel by means of equity grants. The Compensation Committee of the Company's Board of Directors selects participants and establishes the terms of any grant of restricted stock. The Company's LTIP provides that issuance of restricted stock immediately transfers ownership rights in shares of its Common Stock to the recipient of the grant, including the right to vote the shares and to receive dividends thereon. Other types of stock awards are available under the LTIP, but not currently used. The recipient's continued ownership of and right to freely transfer the restricted stock is subject to such conditions on transferability and to such risks of forfeiture as are established by the Compensation Committee at the time of the grant, which may include continued employment with the Company for a defined period, achievement of specified management performance objectives or other conditions established by the Compensation Committee. The number of shares which may be issued under the LTIP is limited to 5,000,000. Restricted shares outstanding under the RSP will continue to vest in accordance with the terms of each grant, however, no further grants of shares will be issued under the RSP. No single participant may be awarded, in the aggregate, more than 750,000 shares during any fiscal year.

As of December 31, 2015, 1,294,136 restricted shares had been issued under the Company's restricted stock plans of which 197,674 shares of issued restricted stock were not yet vested and for which $2.2 million in unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years. The following table presents restricted stock activity for the years 2015, 2014 and 2013:

	2015		2014		2013
	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant
Nonvested restricted shares outstanding at January 1	366,363	$38.24	318,561	$35.82	433,382	$18.94
Granted	107,346	45.34	201,680	39.55	274,172	36.47
Forfeited	(39,322)	40.93	(675)	48.68	(42,711)	33.71
Vested	(236,713)	36.57	(153,203)	34.89	(346,282)	15.33
Nonvested restricted shares outstanding at December 31	197,674	$43.56	366,363	$38.24	318,561	$35.82

Restricted Stock Plan Performance Based Shares

During 2015, the Company recognized $1.8 million for 71,228 shares earned under the 2015-2016 award opportunity and $0.6 million of compensation expense earned under the 2014-2015 award opportunity. During 2014, the Company recognized $1.1 million for 43,842 shares earned under the 2014-2015 award opportunity and $3.1 million of compensation expense earned under the 2013-2014 award opportunity. During 2013, the Company recognized $2.9

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million of compensation expense for 159,940 shares earned under the 2013-2014 award opportunity under the Restricted Stock Plan, with an offsetting credit to additional paid-in capital.

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

	For the Years Ended December 31,
	2015	2014	2013
Numerator (basic and diluted):
Net income	$89.7	$89.7	$76.1
Less: Dividends paid to participating securities	(0.2)	(0.3)	(0.2)
Less: Undistributed earnings available to participating securities	(0.3)	(0.5)	(0.4)
Undistributed and distributed earnings available to common stockholders	$89.2	$88.9	$75.5

Denominator:
Average number of common shares outstanding	30,251.4	30,238.0	31,056.7
Effect of dilutive stock-based compensation	122.9	118.5	181.6
Average number of common and potential common shares outstanding	30,374.3	30,356.5	31,238.3

There were no anti-dilutive stock options during the years ended December 31, 2015, 2014 or 2013.

Note 18. Commitments and Contingencies

Leases

Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2015 are as follows ($ in millions):

2016	$4.5
2017	3.6
2018	2.7
2019	2.7
2020	2.7
Thereafter	13.2
Total	$29.4

Rental expense under operating leases was $6.8 million during 2015, $6.1 million during 2014 and $5.3 million during 2013.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Commitments

The EP segment's PDM Industries mill has a minimum annual commitment of approximately $2 million per year for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $13 million through 2024. Future purchases are expected to be at levels that exceed such minimum levels under these contracts.

The Company enters into certain other immaterial contracts from time to time for the purchase of certain raw materials. The Company also enters into certain contracts for the purchase of equipment and related costs in connection with its ongoing capital projects.

The Company has agreements with an energy cogeneration supplier in France whereby the supplier constructed and operates a cogeneration facility at certain mills and supplies steam that is used in the operation of these mills. The Company is committed to purchasing minimum annual amounts of steam generated by these facilities under the agreements through 2024. These minimum annual commitments total approximately $3 million. The Company's current and expected requirements for steam at these facilities are at levels that exceed the minimum levels under the contracts.

The EP segment's Brazilian mill, SWM-B, has an agreement for the transmission and distribution of energy that covers all of the mill's consumption of electrical energy valued at approximately $4 million annually through 2020. The French mills have contracts for natural gas to be distributed to and consumed at PdM, LTRI and St. Girons. The value of the natural gas and distribution to be provided under these contracts is estimated at approximately $10 million in 2016.

The Company has certain other letters of credit, guarantees and surety bonds outstanding at December 31, 2015, which are not material either individually or in the aggregate.

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

The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. SWM-B has contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, or immune papers, and thus to the raw material inputs used to produce immune papers. One of the two assessments, or Assessment 1 (case number 2001.001.115144-5), related in part to tax periods that predated our acquisition of the Pirahy mill in Pirai, Brazil.  In October 2015, the Federal Supreme Court denied the State’s appeal of Assessment 1, in the amount of approximately $16.0 million, a decision which is now final.  The second assessment, or Assessment 2 (case number 2001.001.064544-6), pertains exclusively to periods that SWM-B owned the Pirahy mill.  Assessment 2 in the amount of approximately $11.0 million remains pending before the Federal Supreme Court of Brazil on SWM-B’s appeal on the merits and is likely to be finally decided by the action of the chamber of the court hearing the matter.  No docket entry has been made yet regarding argument on Assessment 2.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Junta de Revisão Fiscal) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."

SWM-B received assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS and Fundo Estadual de Combate à Pobreza (FECP, a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The state issued three sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, and a third for September 2011 - September 2013, collectively the Electricity Assessments.  SWM-B has challenged all three Electricity Assessments in administrative proceedings before the state tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In October and November 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second electricity assessments. The State issued notices to SWM-B to pay approximately $4.0 million in the first electricity assessment and $6.0 million in the second electricity assessment, based on the foreign currency exchange rate at December 31, 2015.  SWM-B filed separate challenges to these electricity assessments in further court proceedings in the state judicial system, and different chambers of the judicial court granted SWM-B preliminary injunctions against enforcement.  SWM-B's challenge to the third electricity assessment (approximately $3.0 million as of December 31, 2015) remains pending at the first administrative level (Junta de Revisão Fiscal).

SWM-B believes that both the remaining Raw Materials Assessment and the Electricity Assessments will ultimately be resolved in its favor.  No liability has been recorded in our consolidated financial statements for these assessments based on our evaluation of these matters under the facts and law as presently understood. The Company can give no assurance as to the ultimate outcome of such proceedings.

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

The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States, France, Poland, Brazil, China and Canada. For these purposes, the Company incurred total capital expenditures of $2.6 million in 2015, and expects to incur less than $2.0 million in each of 2016 and 2017, of which no material amount is the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on its financial condition or results of operations.

Indemnification Matters

In connection with its spin-off from Kimberly-Clark in 1995, the Company undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to it that were not identified as excluded liabilities in the related agreements. As of December 31, 2015, there are no claims pending under this indemnification that the Company deems to be material.

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

Note 19. Segment Information

The Company's two operating product line segments are also the Company's reportable segments: Engineered Papers and Advanced Materials and Structures. The EP segment, which consists of the Company's former Paper and Reconstituted Tobacco segments, primarily produces cigarette papers including LIP papers, plug wrap papers and base tipping papers used to wrap various parts of a cigarette for sale to cigarette manufacturers and reconstituted tobacco leaf, or RTL, and wrapper and binder products for sale to cigarette and cigar manufacturers. The EP segment also includes commercial and industrial products such as lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter paper and other specialized papers. These non-tobacco industry products are generally sold directly to converters and other end-users or brokers. The AMS segment, formerly the Filtration segment, primarily produces engineered resin-based, rolled goods such as films, nets, and other non-wovens to for use in high-performance filtration, surface protection, medical, and industrial applications and consists of the operations of DelStar, the December 2014 acquisitions, and Argotec. In conjunction with the consolidation of the Paper and Reconstituted Tobacco segments into the EP segment in October 2015, the corresponding information for all prior periods presented has been restated to correspond to the presentation in the current year.

Information about Net Sales and Operating Profit

The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses.

($ in millions)	Net Sales
	For the Years Ended December 31,
	2015		2014		2013
Engineered Papers	$583.9	76.4%	$666.9	84.0%	$768.6	99.5%
Advanced Materials & Structures	180.2	23.6	127.4	16.0	4.2	0.5
Total Consolidated	$764.1	100.0%	$794.3	100.0%	$772.8	100.0%

($ in millions)	Operating Profit
	For the Years Ended December 31,
	2015		2014		2013
Engineered Papers	$121.5	118.0%	$124.5	117.3%	$148.9	119.2%
Advanced Materials & Structures	16.7	16.2	10.2	9.6	(1.1)	(0.9)
Unallocated	(35.2)	(34.2)	(28.6)	(26.9)	(22.9)	(18.3)
Total Consolidated	$103.0	100.0%	$106.1	100.0%	$124.9	100.0%

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions)	Segment Assets
	December 31, 2015	December 31, 2014	December 31, 2013
Engineered Papers	$507.3	$611.9	$873.8
Advanced Materials & Structures	648.4	320.1	286.3
Unallocated	134.3	253.0	64.0
Consolidated	$1,290.0	$1,185.0	$1,224.1

($ in millions)	Capital Spending			Depreciation
	2015	2014	2013	2015	2014	2013
Engineered Papers	$12.5	$26.1	$28.4	$25.6	$31.0	$30.5
Advanced Materials & Structures	11.2	8.7	0.7	5.5	3.9	0.1
Unallocated	0.5	0.3	—	(0.4)	0.4	0.5
Consolidated	$24.2	$35.1	$29.1	$30.7	$35.3	$31.1

Information about Geographic Areas

Long-lived assets by geographic area as of year-end were as follows ($ in millions):

	Long-Lived Assets
	2015	2014	2013
United States	$87.5	$75.5	$86.8
France	163.5	187.2	210.2
The Philippines	—	30.8	31.5
Brazil	20.1	27.8	35.1
Poland	23.6	29.0	32.8
Other foreign countries	15.9	15.5	3.6
Consolidated	$310.6	$365.8	$400.0

For the geographic disclosure in the following table, net sales are attributed to geographic locations based on the location of the Company's direct customers ($ in millions):

	Net Sales
	2015	2014	2013
United States	$310.7	$263.7	$223.1
Europe and the former Commonwealth of Independent States	261.2	304.6	343.0
Asia/Pacific (including China)	118.5	125.3	113.6
Latin America	34.6	54.9	49.6
Other foreign countries	39.1	45.8	43.5
Consolidated	$764.1	$794.3	$772.8

Note 20. Major Customers

In our EP segment, Philip Morris-USA, British American Tobacco, or BAT, and Japan Tobacco Inc. together with their respective affiliates and designated converters, each accounted for 10% or more of the Company's consolidated net sales for each of the periods presented and together accounted for 42%, 46% and 57% of the Company's 2015, 2014 and 2013 consolidated net sales, respectively. The loss of one or more such customers, or a significant reduction in one

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or more of these customers' purchases, could have a material adverse effect on the Company's results of operations. There were no individual customers in the AMS segment which made up 10% or more of the Company's 2015, 2014 or 2013 consolidated net sales.

In the EP segment, Philip Morris-USA, BAT and Japan Tobacco Inc., together with their respective affiliates and designated converters accounted for 24% and 29% of consolidated accounts receivable at December 31, 2015 and 2014, respectively. There were no individual customers in the AMS segment which made up 10% or more of the Company's consolidated accounts receivable at December 31, 2015 or 2014.

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

Note 21. Supplemental Disclosures

Analysis of Allowances for Doubtful Accounts:
($ in millions)

	For the Years Ended December 31,
	2015	2014	2013
Allowance for doubtful accounts
Beginning balance	$0.3	$0.4	$0.7
Bad debt expense	0.2	0.3	—
Write-offs and discounts	(0.1)	(0.4)	(0.2)
Currency translation	—	—	(0.1)
Ending balance	$0.4	$0.3	$0.4

Supplemental Cash Flow Information
($ in millions)

	For the Years Ended December 31,
	2015	2014	2013
Interest paid	$7.8	$6.0	$2.5
Income taxes paid	9.3	17.6	69.8

	At December 31,
	2015	2014	2013
Capital spending in accounts payable and accrued liabilities	$2.6	$2.5	$3.6

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Quarterly Financial Information (Unaudited)

The following tables summarize the Company's unaudited quarterly financial data for the years ended December 31, 2015 and 2014 ($ in millions, except per share amounts):

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$188.0	$181.9	$184.4	$209.8	$764.1
Gross Profit	51.4	54.8	52.4	65.8	224.4
Restructuring and Impairment Expense	4.0	5.2	1.3	4.1	14.6
Operating Profit (loss)	22.5	24.0	31.8	24.7	103.0
Income (loss) from continuing operations	18.8	24.5	25.6	21.6	90.5
(Loss) income from discontinued operations	—	(1.1)	0.2	0.1	(0.8)
Net Income (loss)	$18.8	$23.4	$25.8	$21.7	$89.7

Net Income (Loss) Per Share:
Income (loss) per share from continuing operations - basic	$0.62	$0.80	$0.84	$0.71	$2.97
(Loss) income per share from discontinued operations - basic	—	(0.04)	0.01	0.01	(0.02)
Net Income (loss) per Share - Basic	$0.62	$0.76	$0.85	$0.72	$2.95

Income (loss) per share from continuing operations - diluted	$0.61	$0.80	$0.84	$0.71	$2.96
(Loss) income per share from discontinued operations - diluted	—	(0.04)	0.01	0.01	(0.02)
Net Income (loss) per Share - Diluted	$0.61	$0.76	$0.85	$0.72	$2.94

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net Sales	$204.7	$203.6	$204.3	$181.7	$794.3
Gross Profit	57.6	59.2	52.9	49.1	218.8
Restructuring and Impairment Expense	0.1	3.2	3.3	6.5	13.1
Operating Profit	33.1	30.5	25.2	17.3	106.1
Income from continuing operations	23.2	25.0	23.1	18.4	89.7
Loss from discontinued operations	—	—	(0.1)	0.1	—
Net Income	$23.2	$25.0	$23.0	$18.5	$89.7

Net Income Per Share:
Income per share from continuing operations - basic	$0.75	$0.82	$0.76	$0.61	$2.94
Loss per share from discontinued operations - basic	—	—	—	—	—
Net Income per Share - Basic	$0.75	$0.82	$0.76	$0.61	$2.94

Income per share from continuing operations - diluted	$0.75	$0.81	$0.76	$0.61	$2.93
Loss per share from discontinued operations - diluted	—	—	—	—	—
Net Income per Share - Diluted	$0.75	$0.81	$0.76	$0.61	$2.93

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and our report dated February 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 26, 2016

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2015, was made under the supervision and with the participation of our management including our principal executive officer and principal financial officer. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on these criteria. As of December 31, 2015, we had no material weaknesses based on our tests using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included herein.

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. On October 2015, we acquired Argotec Intermediate Holdings LLC which was treated as a business combination in accordance with guidance provided by ASC 805. In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of December 31, 2015 did not include the internal control over financial reporting of these acquired operations. Assets acquired in these transactions represented 22.9% of our total consolidated assets at December 31, 2015 and net sales generated by the acquired operations represented 2.9% of our consolidated net sales for the year ended December 31, 2015. From the acquisition date to December 31, 2015, the processes and systems of the acquired operations did not significantly impact our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the internal control over financial reporting of Schweitzer-Mauduit International, Inc. and subsidiaries (the "Company") as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal controls over financial reporting at Argotec Intermediate Holdings, LLC, which was acquired on October 28, 2015 and whose financial statements constitute 22.9% of total assets and 2.9% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal controls over financial reporting at Argotec Intermediate Holdings LLC. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Schweitzer-Mauduit International, Inc. and subsidiaries as of and for the year December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 26, 2016

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

Certain information called for by this Item is hereby incorporated by reference to the sections of our proxy statement relating to our 2016 Annual Meeting of Stockholders (the "2016 Proxy Statement") captioned "Proposal One - Election of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance". Information with respect to our executive officers is set forth in Part I, Item 1 of this Form 10-K under the caption, "Executive Officers of the Registrant."

Item 11. Executive Compensation

The information in the section of the 2016 Proxy Statement captioned "Executive Compensation," including the item captioned "Compensation Discussion and Analysis," is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The information in the section of the 2016 Proxy Statement entitled "Stock Ownership" is incorporated in this Item 12 by reference. The following table provides information, as of December 31, 2015, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
Outside Directors Stock Plan (1)	122,069
Long-term Incentive Plan (2)	4,998,000
Total approved by stockholders	5,120,069
Equity compensation plans not approved by stockholders:	—
Grand Total	5,120,069

(1)    The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to our outside directors for payment of their retainer fees quarterly in advance. Director's retainer fees in 2015 consisted of $18,750 quarterly which are payable in our Common Stock. The number of shares issued each quarter is determined based on the then fair market value of the shares, which is determined in accordance with the plan at the closing price on the date one day prior to the date of distribution. Certain directors have elected to defer receipt of quarterly retainer fees under the terms of our Deferred Compensation Plan No. 2 for Non-Employee Directors, resulting in an accumulation of stock unit credits. The director has the option, upon retirement or earlier termination from the Board, to have these stock unit credits distributed in the form of our Common Stock or cash. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as Common Stock, although declared dividends create additional stock unit credits. As of December 31, 2015, deferred retainer fees have resulted in 96,231 accumulated stock unit credits, excluding credited dividends (117,339 accumulated stock unit credits including credited dividends).

(2)    The Long-term Incentive Plan and former Restricted Stock Plan are described in Note 17, Stockholders' Equity, of the Notes to Consolidated Financial Statements in Part II, Item 8 herein. Shares awarded under the terms of these plans are subject to forfeiture and cannot be sold or otherwise transferred until fully vested or such restrictions are otherwise lifted. Such shares are deemed by us to be issued and outstanding and are subject to all other financial interests, including our declared dividends. As of December 31, 2015, 197,674 shares issued under these plans remained restricted.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the sections of the 2016 Proxy Statement captioned "Corporate Governance," including the items captioned "Transactions with Related Persons" and "Board of Directors and Standing Committees" is incorporated in this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information in the section of the 2016 Proxy Statement captioned "Proposal Two - Ratification of the Selection of the Independent Registered Public Accounting Firm" is incorporated in this Item 14 by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

(a)	The consolidated financial statements and financial statement schedules filed as part of this report are listed in the Index to the Consolidated Financial Statements set forth in Part II, Item 8.

(b)    The exhibits filed as part of this report are listed below:

Exhibit Number	Exhibit
2.1
Agreement and Plan of Merger, dated as of November 18, 2013, by and among Schweitzer-Mauduit International, Inc., DelStar, Inc., SWM Acquisition Corp. I, SWM Acquisition Corp. II, certain security holders of DelStar, Inc. listed on the signature pages thereto and American Capital, Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 13, 2013).***

2.2
Equity Interest Purchase Agreement, dated as of September 17, 2015, by and among Schweitzer-Mauduit International, Inc., SWM-Argotec, LLC, Argotec Intermediate Holdings Two LLC, Argotec
Intermediate Holdings LLC, Argotec LLC, Argotec Holdings LLC and certain equity holders of
Argotec Holdings LLC listed on the signature pages thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 21, 2015).***

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 10-Q for the quarter ended September 30, 2009).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 16, 2014).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000).
10.2
Schweitzer-Mauduit International, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange
Commission on April 29, 2015).

10.3
Employment Agreement, dated September 14, 2015, between Schweitzer-Mauduit International, Inc.
and Michel Fievez, Executive Vice President, Paper and Reconstituted Tobacco Paper (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 16, 2015).

10.4	Outside Directors' Stock Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).**
10.5	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2014).**
10.6	Equity Participation Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).**
10.7	Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).**
10.8.1	Deferred Compensation Plan (incorporated by reference to Exhibit 10.8.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).**
10.8.2	Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.8.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).**
10.9	Restricted Stock Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 2011).**
10.10	Supplemental Benefit Plan (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 2008).**
10.11.1	Executive Severance Plan (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 2008).**
10.11.2	2012 Executive Severance Plan (incorporated by reference to Exhibit 10.11.2 to the Company's Annual Report on Form 10-K for the year ended December 2011).**

Exhibit Number	Exhibit
10.11.3	2012 Executive Severance Plan Participation Agreement (incorporated by reference to Exhibit 10.11.3 to the Company's Annual Report on Form 10-K for the year ended December 2011).**
10.12
Agreement for the Supply of Natural Gas, dated October 5, 2006, by and among Papeteries de Mauduit S.A.S. and ENI S.p.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.13	Deferred Compensation Plan No. 2 for Non-Employee Directors. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 2013).**
10.14	Deferred Compensation Plan No. 2. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 2013).**
*10.15	Summary of Non-Management Director Compensation.**
*10.16.1	Restricted Stock Award Agreement (2015 Long-Term Incentive Plan - Cliff Vesting Shares)
*10.16.2	Restricted Stock Award Agreement (2015 LTIP I & II - Service-Based Shares Grant 1)
*10.16.3	Restricted Stock Award Agreement (2015 LTIP I & II - Service-Based Shares Grant 2)
*10.16.4	Performance Award Agreement (2015 Long-Term Incentive plan - Performance Shares)
*10.16.5	Performance Award Agreement (2015 Long-Term Incentive plan - Performance Shares with Cliff Vesting)
10.17	Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).**
10.18	Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).**
10.19	Stock Option Agreement (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).**
10.20.1	Restricted Stock Agreement (Restricted Stock Plan - Cliff Vesting Shares) (incorporated by reference to Exhibit 10.20.1 to the Company's Annual Report on Form 10-K for the year ended December 2013).**
10.20.2	Restricted Stock Agreement (French Participants - Cliff Vesting) (incorporated by reference to Exhibit 10.20.2 to the Company's Annual Report on Form 10-K for the year ended December 2013).**
10.20.3
Restricted Stock Agreement (Restricted Stock Plan - Performance Share Award) (incorporated by reference to Exhibit 10.20.3 to the Company's Annual Report on Form 10-K for the year ended December 2013).**

10.20.4	Restricted Stock Agreement (French Participants - Performance Shares) (incorporated by reference to Exhibit 10.20.4 to the Company's Annual Report on Form 10-K for the year ended December 2013).**
10.21
Amended and Restated Credit Agreement, dated as of December 11, 2013, with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto, J.P. Morgan Securities LLC, Fifth Third Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 13, 2013).

10.22
Second Amended and Restated Credit Agreement, dated as of October 28, 2015 with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto, J.P. Morgan Securities LLC, Fifth Third Bank, Merrill Lynch Pierce, Fenner & Smith Inc., SunTrust Robinson Humphrey, Inc. and AgFirst Farm Credit Bank, as joint lead arrangers and joint bookrunners, and Fifth Third Bank,
Merrill Lynch Pierce Fenner & Smith, Inc., SunTrust Bank and AgFirst Farm Credit Bank, as Co-
Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2015).

*21	Subsidiaries of the Company.
*23	Consent of Independent Registered Public Accounting Firm.
*24	Powers of Attorney.

Exhibit Number	Exhibit
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡
99.2	Indemnification Agreement (incorporated by reference by Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K

***	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

‡	These Section 906 certifications are not being incorporated by reference into the Form 10-K filing or otherwise deemed to be filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
By:
Dated:	February 26, 2016		/s/ Frédéric P. Villoutreix
Frédéric P. Villoutreix
Chairman of the Board and
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Frédéric P. Villoutreix	Chairman of the Board and	February 26, 2016
Frédéric P. Villoutreix	Chief Executive Officer (principal executive officer)

/s/ Allison Aden	Executive Vice President, Finance and	February 26, 2016
Allison Aden	Chief Financial Officer (principal financial officer)

/s/ Robert Cardin	Corporate Controller	February 26, 2016
Robert Cardin	(principal accounting officer)

*	Director	February 26, 2016
Claire L. Arnold

*	Director	February 26, 2016
K.C. Caldabaugh

*	Director	February 26, 2016
William A. Finn

*	Director	February 26, 2016
Heinrich Fischer

*	Director	February 26, 2016
John D. Rogers

*	Director	February 26, 2016
Anderson D. Warlick

*	Director	February 26, 2016
Jeffrey Keenan

*By:

/s/ Greerson McMullen		February 26, 2016
Greerson McMullen
Attorney-In-Fact

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Form 10-K filing:

•	"Banded cigarette paper" is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.

•	"Extruded netting" is a type of plastic mesh that can be used for support netting in a variety of filtration-type products.

•	"Flax" is a cellulose fiber from a flax plant used as a raw material in the production of certain cigarette papers.

•
"Lower ignition propensity cigarette paper" includes banded and print banded cigarette paper, both of which contain bands, which increase the likelihood that an unattended cigarette will self-extinguish.

•
"Net debt to EBITDA ratio" is a financial measurement used in bank covenants where "Net Debt" is defined as consolidated total debt minus unrestricted domestic cash and cash equivalents and 65% of non-domestic unrestricted domestic cash and cash equivalents, in excess of $15 million, and "EBITDA" is defined as net income plus the sum of interest expense, income tax expense, depreciation and amortization, non-cash restructuring and impairment charges less amortization of deferred revenue and interest in the earnings of equity affiliates to the extent such earnings are not distributed to the Company.

•	"Total debt to capital ratio" is total debt divided by the sum of total debt and total stockholders' equity.

•	"Net debt to equity ratio" is total debt less cash and cash equivalents, divided by stockholders' equity.

•	"Net debt to EBITDA ratio" is total debt less cash and cash equivalents divided by EBITDA.

•	"Net operating working capital" is accounts receivable, inventory, income taxes receivable and prepaid expense, less accounts payable, accrued expenses and income taxes payable.

•
"Nonwovens" are a fabric-like material made from long fibers, bonded together by chemical, mechanical, heat or solvent treatment. The term is used to denote fabrics, such as felt, which are neither woven nor knitted.

•	"Operating profit return on assets" is operating profit divided by average total assets.

•	"Polyurethane" is a polymer composed of organic units joined by carbamate (urethane) links.

•	"Print banded cigarette paper" is a type of paper, used to produce lower ignition propensity cigarettes, with bands added to the paper during a printing process, subsequent to the papermaking process.

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

•	"Reverse osmosis" is a water purification technology that uses a semipermeable membrane to remove larger particles from drinking water.

•
"Start-up costs" are costs incurred prior to generation of income producing activities in the case of a new plant, or costs incurred in excess of expected ongoing normal costs in the case of a new or rebuilt machine. Start-up costs can include excess variable costs such as raw materials, utilities and labor and unabsorbed fixed costs.

•	"Thermoplastics" are a plastic material, polymer, that becomes pliable or moldable above a specific temperature and solidifies upon cooling.

•
"Tobacco paper" includes cigarette paper which wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate, as well as plug wrap paper which wraps the outer layer of a cigarette filter and is used to hold the filter materials in a cylindrical form, and tipping paper which joins the filter element to the tobacco-filled column of the cigarette and is both printable and glueable at high speeds.