Form 10-Q
period 2016-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2016-05-04
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2016
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

The Company had 30,551,203 shares of common stock issued and outstanding as of May 4, 2016.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net Sales	$214.6	$188.0
Cost of products sold	151.1	136.6
Gross Profit	63.5	51.4

Selling expense	6.4	5.4
Research expense	4.3	3.3
General expense	19.4	16.2
Total nonmanufacturing expenses	30.1	24.9

Restructuring and impairment expense	1.8	4.0
Operating Profit	31.6	22.5
Interest expense	4.6	1.7
Other income, net	2.3	2.1
Income from Continuing Operations before Income Taxes and (Loss) income from Equity Affiliates	29.3	22.9

Provision for income taxes	8.1	5.5
(Loss) income from equity affiliates, net of income taxes	(0.1)	1.4
Income from Continuing Operations	21.1	18.8
Income (loss) from Discontinued Operations	—	—
Net Income	$21.1	$18.8

Net Income per Share - Basic:
Income per share from continuing operations	$0.69	$0.62
Income (loss) per share from discontinued operations	—	—
Net income per share – basic	$0.69	$0.62

Net Income per Share – Diluted:
Income per share from continuing operations	$0.69	$0.61
Income (loss) per share from discontinued operations	—	—
Net income per share – diluted	$0.69	$0.61

Weighted Average Shares Outstanding:

Basic	30,294,900	30,178,300

Diluted	30,422,700	30,293,200
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net Income	$21.1	$18.8
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	14.0	(48.7)

Unrealized (losses) gains on derivative instruments	9.9	(7.0)
Less: Reclassification adjustment for losses (gains) on derivative instruments included in net income	2.0	(3.1)

Reclassification adjustment for amortization of postretirement benefit plans' gain included in net periodic benefit cost	(0.5)	(0.6)
Other Comprehensive Income (Loss)	25.4	(59.4)
Comprehensive Income (Loss)	$46.5	$(40.6)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$200.2	$186.5
Accounts receivable, net	137.4	119.4
Inventories	111.0	112.4
Assets held for sale	22.3	21.9
Other current assets	6.2	4.6
Total Current Assets	477.1	444.8

Property, Plant and Equipment, net	312.7	308.1
Deferred Income Tax Benefits	4.1	0.1
Investment in Equity Affiliates	67.1	67.5
Goodwill	233.6	233.3
Intangible Assets	210.6	213.9
Other Assets	24.8	22.3
Total Assets	$1,330.0	$1,290.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$3.5	$3.3
Accounts payable	45.2	49.0
Income taxes payable	11.7	5.3
Accrued expenses	76.1	85.5
Total Current Liabilities	136.5	143.1

Long-Term Debt	578.8	568.2
Pension and Other Postretirement Benefits	36.2	33.5
Deferred Income Tax Liabilities	46.9	45.3
Other Liabilities	28.8	32.0
Total Liabilities	827.2	822.1
Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 30,548,606 and 30,474,149 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3.0	3.0
Additional paid-in-capital	54.9	53.7
Retained earnings	560.9	552.6
Accumulated other comprehensive loss, net of tax	(116.0)	(141.4)
Total Stockholders’ Equity	502.8	467.9
Total Liabilities and Stockholders’ Equity	$1,330.0	$1,290.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2014	30,465,522	$3.0	$49.8	$512.7	$(76.5)	$489.0
Net income				18.8		18.8
Other comprehensive loss, net of tax					(59.4)	(59.4)
Dividends declared ($0.38 per share)				(11.6)		(11.6)
Restricted stock issuances, net	36,091	—	(0.6)			(0.6)
Stock-based employee compensation expense			1.0			1.0
Excess tax benefits of stock-based employee compensation			0.4			0.4
Stock issued to directors as compensation	886	—	—			—
Purchases and retirement of common stock	(63,220)			(2.9)		(2.9)
Balance, March 31, 2015	30,439,279	$3.0	$50.6	$517.0	$(135.9)	$434.7

Balance, December 31, 2015	30,474,149	$3.0	$53.7	$552.6	$(141.4)	$467.9
Net income				21.1		21.1
Other comprehensive income, net of tax					25.4	25.4
Dividends declared ($0.40 per share)				(12.2)		(12.2)
Restricted stock issuances, net	91,408	—	—			—
Stock-based employee compensation expense			1.3			1.3
Excess tax expense of stock-based employee compensation			(0.2)			(0.2)
Stock issued to directors as compensation	1,428	—	0.1			0.1
Purchases and retirement of common stock	(18,379)	—		(0.6)		(0.6)
Balance, March 31, 2016	30,548,606	$3.0	$54.9	$560.9	$(116.0)	$502.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Operating
Net income	$21.1	$18.8
Less: Loss from discontinued operations	—	—
Income from continuing operations	21.1	18.8
Non-cash items included in net income:
Depreciation and amortization	10.8	9.7
Restructuring-related impairment	0.5	0.7
Deferred income tax provision	0.1	0.9
Pension and other postretirement benefits	0.9	1.3
Stock-based compensation	1.4	1.0
Loss (income) from equity affiliates	0.1	(1.4)
Gain on sale of intangible assets	(1.8)	—
Excess tax expense (benefits) of stock-based awards	0.2	(0.4)
Other items	(1.7)	0.5
Changes in operating working capital:
Accounts receivable	(13.6)	(25.9)
Inventories	4.9	0.2
Prepaid expenses	(1.4)	(0.2)
Accounts payable	(4.3)	4.3
Accrued expenses	(6.0)	(2.3)
Accrued income taxes	6.5	4.0
Net changes in operating working capital	(13.9)	(19.9)
Net cash provided by (used in) operating activities of:
- Continuing operations	17.7	11.2
- Discontinued operations	(0.1)	—
Net Cash Provided by Operations	17.6	11.2
Investing
Capital spending	(4.5)	(5.2)
Capitalized software costs	(0.2)	(0.2)
Other investing	(0.8)	1.5
Net Cash Used in Investing	(5.5)	(3.9)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Financing
Cash dividends paid to SWM stockholders	(12.2)	(11.6)
Changes in short-term debt	0.1	0.5
Proceeds from issuances of long-term debt	27.1	15.1
Payments on long-term debt	(19.8)	(3.1)
Purchases of common stock	(0.6)	(2.9)
Excess tax benefits of stock-based awards	(0.2)	0.4
Net Cash Used in Financing	(5.6)	(1.6)
Effect of exchange rate changes on cash and cash equivalents	7.2	(28.7)
Increase (decrease) in cash and cash equivalents	13.7	(23.0)
Cash and cash equivalents at beginning of period	186.5	290.3
Cash and cash equivalents at end of period	$200.2	$267.3

Supplemental Cash Flow Disclosures
Cash paid for interest	$3.6	$1.9
Cash paid (recovered) for taxes, net	$1.3	$(1.0)
Capital Spending in accounts payable and accrued liabilities	$1.4	$2.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

Nature of Business

Schweitzer-Mauduit International, Inc., or SWM or the Company, headquartered in Alpharetta, Georgia in the United States of America, is a multinational diversified producer of highly engineered solutions and advanced materials for a variety of industries. Historically, through its Engineered Papers, or EP, segment, the Company has primarily served the tobacco industry via the manufacture and sale of paper and reconstituted tobacco products, which remains a key focus. The EP segment is also a manufacturer of lightweight specialty papers used in manufacturing ventilated cigarettes, reconstituted tobacco used in producing blended cigarettes, and banded papers used in the production of lower ignition propensity, or LIP, cigarettes. The Company produces premium specialized papers for other applications and, through our Advanced Materials & Structures, or AMS, segment, is a specialty producer of resin-based plastic netting through an extrusion process, as well as certain meltblown products, machined plastic core tubes, urethane films, and resin-based rolled products for use in other end segments, such as filtration, surface protection, medical and other industrials.

The primary products we sell to the tobacco industry include cigarette, plug wrap and base tipping papers, or Cigarette Papers, which are used to wrap various parts of a cigarette, and reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, reconstituted tobacco wrappers and binders for cigars. We sell these products directly to tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. We also sell a diverse mix of products to non-tobacco industries, including low volume, high-value engineered papers and commodity paper grades produced, among other reasons, to maximize our machine utilization. In December 2013, we acquired DelStar, Inc., or DelStar, a manufacturer of plastic netting and other resin-based products mainly focused on the filtration, industrial and medical market segments. The acquisition of DelStar diversified SWM's global presence in advanced materials, particularly in filtration. In December 2014, we acquired in two separate transactions certain assets from Pronamic Industries, Inc. and Smith & Nephew's Advanced Wound Management Division, which complement the DelStar acquisition and which have been incorporated into our AMS segment. As discussed more fully in Note 3. Business Acquisitions, in October 2015, the Company completed the acquisition of Argotec LLC, or Argotec, a manufacturer of urethane films for use in high-performance niche applications such as surface and automotive paint protection, glass lamination, medical woundcare and other industrial uses. This acquisition has been incorporated into the AMS segment.

We conduct business in over 90 countries and operate 18 production locations worldwide, with locations in the United States, United Kingdom, Canada, France, Luxembourg, Russia, Brazil, China and Poland. We also have a 50% equity interest in two joint ventures in China: China Tobacco Mauduit (Jiangmen) Paper Industry Ltd., or CTM, which produces cigarette and porous plug wrap papers, and China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS, which produces RTL.

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

The results of operations are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries. The Company’s share of the net income of its 50%-owned joint ventures in China is included in the condensed consolidated statements of income as (loss) income from equity affiliates. Intercompany balances and transactions have been eliminated.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). This guidance specifies how and when an entity will recognize revenue arising from contracts with customers and requires entities to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The Company is currently in the process of evaluating the impact of the amendments on the consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity." The update requires an entity to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances (commonly referred to as the whole-instrument approach). This guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The Company adopted this guidance as of January 1, 2016. Adoption of ASU 2014-16 did not have an impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods thereafter, and requires either a retrospective approach to adoption or a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Early adoption is permitted. The Company adopted this guidance as of January 1, 2016. Adoption of ASU 2015-02 did not have an impact on our consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." Currently, investments valued using the practical expedient are categorized within the fair value hierarchy. There is diversity in how certain investments measured at net asset value with future redemption dates should be categorized within the fair value hierarchy which this update addresses. If an investment has its fair value measured at net asset value per share (or its equivalent) using the practical expedient, it should not be categorized in the fair value hierarchy. Removing these types of investments from the fair value hierarchy chart eliminates the diversity in classification of these investments and ensures that all investments categorized in the fair value hierarchy are classified consistently. Investments that calculate net asset value per share (or its equivalent) without the use of the practical expedient will continue to be included in the fair value hierarchy. This guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods thereafter.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Early adoption is permitted. The Company adopted this guidance as of January 1, 2016. Adoption of ASU 2015-07 did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." This update requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using the Last-in, First-out, or LIFO, or the retail inventory method. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. The Company is currently in the process of evaluating the impact of the amendments on the consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The provisions in this Update require an entity that acquires a business to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The entity is also required to record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods thereafter. The Company adopted this guidance as of January 1, 2016. During the first quarter of 2016, the Company recognized $0.1 million in net adjustments to the goodwill acquired from the October 2015 purchase of Argotec. This adjustment was reflected in the consolidated balance sheet as of March 31, 2016. No adjustment was made for prior periods.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842): Amendments to the FASB Accounting Standards Codification." The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. Companies must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently in the process of evaluating the impact of the amendments on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." The amendments in this guidance are intended to clarify how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The effective date for this ASU is the same as the effective date for ASU 2014-09. The Company is currently in the process of evaluating the impact of the amendments on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This standard makes several modifications to existing guidance related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the amendments on the consolidated financial statements.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

computation of net periodic pension and OPEB costs, which are more fully discussed in Note 13. Postretirement and Other Benefits.

Components of accumulated other comprehensive loss were as follows ($ in millions):

	March 31, 2016	December 31, 2015
Accumulated pension and OPEB liability adjustments, net of income tax of $22.1 million and $21.9 million at March 31, 2016 and December 31, 2015, respectively	$(36.1)	$(35.6)
Accumulated unrealized loss on derivative instruments, net of income tax of $4.2 million and $0.3 million at March 31, 2016 and December 31, 2015, respectively	(9.7)	(21.6)
Accumulated unrealized foreign currency translation adjustments	(70.2)	(84.2)
Accumulated other comprehensive loss	$(116.0)	$(141.4)

Changes in the components of accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	March 31, 2016			March 31, 2015
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$(0.7)	$0.2	$(0.5)	$(0.9)	$0.3	$(0.6)
Unrealized (loss) gain on derivative instruments	8.0	3.9	11.9	(10.5)	0.4	(10.1)
Unrealized foreign currency translation adjustments	14.0	—	14.0	(48.7)	—	(48.7)
Total	$21.3	$4.1	$25.4	$(60.1)	$0.7	$(59.4)

Note 3. Business Acquisitions

On October 28, 2015, the Company completed the acquisition of Argotec Intermediate Holdings, LLC, or Argotec, through an Equity Interest Purchase Agreement entered into on September 17, 2015, by and among the Company, SWM Argotec, LLC, an indirect wholly-owned subsidiary of the Company, Argotec Intermediate Holdings Two LLC, and certain equity holders of Argotec Holdings LLC. The acquisition of Argotec expanded and diversified SWM's global presence in advanced materials and has been incorporated into the Company's AMS segment.

As of March 31, 2016, the fair values of the assets acquired and liabilities assumed are provisional because final appraisals have not yet been completed. As consideration, the Company paid $282.7 million in cash, subject to certain customary post-closing adjustments, primarily for the adjusted value of working capital at the acquisition date. The acquisition was financed using borrowings under the Company's Amended Credit Agreement, see Note 10. Debt, for additional information.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consideration paid for Argotec and the preliminary fair values of the assets acquired and liabilities assumed as of the October 28, 2015 acquisition date were as follows ($ in millions):

Preliminary Fair Value as of October 28, 2015
Cash and cash equivalents	$2.7
Accounts receivable	16.1
Inventory	16.3
Other current assets	0.1
Property, plant and equipment	15.9
Other noncurrent assets	0.1
Identifiable intangible assets	131.0
Total Assets	182.2

Accounts payable	4.6
Accrued expenses	4.5

Net assets acquired	173.1

Goodwill	109.6

Cash paid	$282.7

The Company used the income, market, or cost approach (or a combination thereof) for the valuation as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions. Market participants are considered to be buyers and sellers in the principal or most advantageous market for the asset or liability. For certain items, the carrying amount was determined to be a reasonable approximation of fair value based on information available to SWM management. The fair value of receivables acquired from Argotec on October 28, 2015 was $16.1 million, with gross contractual amounts receivable of $16.8 million. Acquired inventories and property, plant and equipment were recorded at their fair values. Acquired intangible assets are primarily trade names, customer relationships and non-competition agreements.

Properties acquired included a manufacturing and related facility, land and leased sites that include leasehold improvements, and machinery and equipment for use in manufacturing operations. Management valued properties using the cost approach supported where available by observable market data which included consideration of obsolescence. One of the properties acquired, the Argotec-Stevens facility in Easthampton, Massachusetts with an estimated fair value of $1.0 million, was held for sale as of the acquisition date and during the fourth quarter of 2015 came under contract for sale to a third party. The sale of this property was completed in April 2016 and no gain or loss was recognized on disposal of the facility.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets acquired included a trade name that is both business-to-business and business-to-consumer. In addition to this intangible asset, the Company acquired a number of customer relationships in the aeronautical, transportation, graphics, medical and industrial markets. Management valued intangible assets using the relief from royalty and multi-period excess earnings methods, both forms of the income approach supported by observable market data for peer companies. The following table shows the fair values assigned to intangible assets ($ in millions):

	Preliminary Fair Value as of October 28, 2015	Weighted-Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships	$115.3	15
Non-competition agreements	1.7	4
Indefinite-lived intangible assets:
Trade names	14.0	Indefinite
Total	$131.0	15

In connection with the acquisition, the Company recorded goodwill, which represents the excess of the consideration transferred over the preliminary fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to Argotec's revenue growth from combining the SWM and Argotec businesses and workforces as well as the benefits of access to different markets and customers. Goodwill from the Argotec acquisition was assigned to the AMS reportable segment. The goodwill from this acquisition is expected to be deductible for tax purposes. The goodwill was determined on the basis of the preliminary fair values of the assets and liabilities identified as part of the transaction.

In the first quarter of 2016, the Company recognized $0.2 million in direct and indirect acquisition-related costs related to the acquisition. In 2015, the Company recognized $1.8 million in direct and indirect acquisition-related costs and incurred $7.4 million in financing costs related to the acquisition. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General expense line item in the consolidated statements of income. Financing costs related to expanding the Credit Agreement have been capitalized and will be amortized in Interest expense over the life of the Amended Credit Agreement.

The amounts of the unaudited pro forma Net Sales and Income from Continuing Operations of the combined entity had the acquisition date been January 1, 2015 are as follows ($ in millions):

	Net Sales	Income from Continuing Operations
2015 Supplemental Pro Forma from January 1, 2015 - March 31, 2015	$217.5	$19.1

Note 4. Discontinued Operations

Beginning in 2013, the Company's former paper mill in San Pedro, Philippines has been reported as a discontinued operation. This mill was previously presented as a component of our Paper (now EP) segment. The physical assets at the Philippines paper mill were sold during the fourth quarter of 2013. For all periods presented, results of this mill have been removed from each individual line within the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of discontinued operations.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in Other Current Assets, Other Assets and Accrued Expenses within the condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	March 31, 2016	December 31, 2015
Assets of discontinued operations:
Current assets	$1.2	$1.1
Other assets	2.7	2.6

Liabilities of discontinued operations:
Current liabilities	0.1	0.2

The financial results of discontinued operations had no impact on the consolidated financial statements for the three months ended March 31, 2016 or 2015.

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

Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. Potential common shares during the respective periods are those related to dilutive stock-based compensation, including long-term stock-based incentive compensation and directors’ accumulated deferred stock compensation which may be received by the directors in the form of stock or cash. A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net income per share follows ($ in millions, shares in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Numerator (basic and diluted):
Net income	$21.1	$18.8
Less: Dividends paid to participating securities	(0.1)	(0.2)
Less: Undistributed earnings available to participating securities	—	—
Undistributed and distributed earnings available to common stockholders	$21.0	$18.6

Denominator:
Average number of common shares outstanding	30,294.9	30,178.3
Effect of dilutive stock-based compensation	127.8	114.9
Average number of common and potential common shares outstanding	30,422.7	30,293.2

There were no anti-dilutive stock options during the three months ended March 31, 2016 or 2015.

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

	March 31, 2016	December 31, 2015
Raw materials	$43.5	$45.2
Work in process	18.8	17.3
Finished goods	39.2	36.1
Supplies and other	9.5	13.8
Total	$111.0	$112.4

Note 7. Goodwill

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2016 were as follows ($ in millions):

	Engineered Papers	Advanced Materials & Structures	Total
Goodwill as of December 31, 2015	$4.8	$228.5	$233.3
Goodwill acquired during the period	—	0.1	0.1
Foreign currency translation adjustments	0.1	0.1	0.2
Goodwill as of March 31, 2016	$4.9	$228.7	$233.6

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Amortized intangible assets
Engineered Papers
Customer-related intangibles	$10.0	$10.0	$—	$10.0	$10.0	$—
Advanced Materials & Structures
Customer Relationships	167.7	9.1	158.6	167.7	6.4	161.3
Developed Technology	16.0	2.8	13.2	16.0	2.4	13.6
Customer Contracts	0.9	0.6	0.3	0.9	0.5	0.4
Non-Compete Agreements	1.7	0.2	1.5	1.7	0.1	1.6
Patents	1.5	0.1	1.4	1.5	0.1	1.4
Total	$197.8	$22.8	$175.0	$197.8	$19.5	$178.3

Unamortized intangible assets (Advanced Materials & Structures)
Trade names	$35.6			$35.6
 *  Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $3.1 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $11.7 million in each of the next five years.

Note 9. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $1.8 million and $4.0 million in the three months ended March 31, 2016 and 2015, respectively.

In the EP segment, restructuring and impairment expenses were $0.9 million and $3.8 million for the three months ended March 31, 2016 and 2015, respectively. Restructuring and impairment expenses for the three months ended March 31, 2016 consisted of $0.4 million in severance accruals for employees at our manufacturing facilities in the U.S., France and Brazil and $0.5 million of impairment expense recognized on equipment at our Poland manufacturing facility. During the three months ended March 31, 2015, restructuring and impairment expenses were composed of $3.1 million in severance accruals for employees at our Quimperlé and Spay, France facilities as well as $0.7 million in loss recognized on the sale of equipment from our RTL Philippines location.

In the AMS segment, restructuring and impairment expenses for the three months ended March 31, 2016 consisted of $0.6 million in severance accruals for employees at our U.S. manufacturing operations.

Additionally, the Company incurred $0.3 million and $0.2 million in restructuring expenses during the three months ended March 31, 2016 and 2015, respectively, related to accruals for severance expenses within supporting overhead departments which were not allocated to a specific segment.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring liabilities were classified within Accrued Expenses in each of the consolidated balance sheets as of March 31, 2016 and December 31, 2015. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended March 31, 2016 and December 31, 2015 are summarized as follows ($ in millions):

	Three Months Ended	Year Ended
	March 31, 2016	December 31, 2015
Balance at beginning of year	$7.7	$8.7
Accruals for announced programs	1.3	8.0
Cash payments	(2.4)	(8.3)
Exchange rate impacts	0.2	(0.7)
Balance at end of period	$6.8	$7.7

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

In early 2015, the Company made the decision to dispose of the Company's mothballed RTL facility and related equipment in the Philippines. These assets are included in the EP segment. During 2015, the Company reclassified the balance of the equipment, along with the land and building associated with the property, at this location from Property, Plant and Equipment, net, to Assets held for sale on the consolidated balance sheets. The reclassifications were made for all assets that are expected to be sold within one year of the balance sheet date and, as of March 31, 2016, all of the physical assets of this entity are classified as Assets held for sale. There were no impairment charges recognized on these assets during the three months ended March 31, 2016.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Debt

The components of total debt are summarized in the following table ($ in millions):

	March 31, 2016	December 31, 2015
Term Loan A-1	$60.0	$60.0
Term Loan A-2	248.8	249.4
Revolving Credit Agreement - U.S. dollar borrowings	205.0	197.0
Revolving Credit Agreement - euro borrowings	65.0	62.4
French Employee Profit Sharing	11.7	11.4
Bank Overdrafts	0.1	—
Total Debt	590.6	580.2
Less: Debt issuance costs	(8.3)	(8.7)
Less: Current debt	(3.5)	(3.3)
Long-Term Debt	$578.8	$568.2

Credit Agreement

On October 28, 2015, the Company entered into a Second Amended and Restated Credit Agreement, or the Amended Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent, providing for credit facilities in the aggregate principal amount of $1 billion, consisting of a $650 million revolving credit facility, or Revolving Credit Facility, available to the Company; a $100 million Term Loan A-1 (Term Loan A-1) made to the Company; and a $250 million Term Loan A-2 (Term Loan A-2 and, together with Term Loan A-1, the Term Loans) made to the Company. The Revolving Credit Facility matures on October 28, 2020. The Term Loan A-1 amortizes at the rate of 5.0% for the first two years, at the rate of 10.0% for the final three years and matures on October 28, 2020. The Term Loan A-2 amortizes at the rate of 1.0% per year and matures on October 28, 2022. The Term Loans are generally subject to mandatory repayment out of the net cash proceeds of asset sales which are not reinvested in operating assets. The credit facilities are secured by substantially all of the personal property of the Company and its domestic subsidiaries. In December 2015, the Company prepaid the full amount of amortization for Term Loan A-1, which totaled $40 million.

The Amended Credit Agreement amended and restated the Company’s Amended and Restated Credit Agreement, dated as of December 11, 2013, which provided for a $500 million unsecured revolving credit facility which was scheduled to mature on December 11, 2018.

The interest rate margins applicable to the Revolving Credit Facility and the Term Loans under the Amended Credit Agreement are based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) a base rate, plus an applicable margin, which ranges from 0.25% to 1.25%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 0.50% to 1.50%, in the case of Term Loan A-2, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves) (LIBOR), plus an applicable margin, which ranges from 1.25% to 2.25%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 1.50% to 2.50%, in the case of Term Loan A-2. The applicable margin, in each case, will be adjusted from time to time based on the Company's ratio of net debt to EBITDA as defined in the Amended Credit Agreement. As of March 31, 2016, the average interest rate on outstanding Amended Credit Agreement borrowings was 2.26% on US Revolving Credit Facility borrowings, 2.00% on Euro Revolving Credit Facility borrowings, 2.25% on Term Loan A-1 borrowings and 2.44% on Term Loan A-2 borrowings.

The Amended Credit Agreement also contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.50, reducing to 3.00 after September 30, 2016 and (b) minimum interest coverage of 3.00. The Amended Credit Agreement contains provisions allowing the Company to increase the leverage ratio upon the incurrence of certain unsecured indebtedness or temporarily upon the occurrence of a material acquisition. The Company was in compliance with all of its covenants under the Amended Credit Agreement at March 31, 2016.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the Amended Credit Agreement, the Company capitalized approximately $7.4 million in deferred debt issuance costs associated with the new facility which will be amortized over the term of the related debt instrument. As of March 31, 2016 and December 31, 2015, the Company's total deferred debt issuance costs, net of accumulated amortization, were $8.3 million and $8.7 million, respectively. Amortization expense of $0.4 million and $0.1 million was recorded during the three months ended March 31, 2016 and 2015, respectively, and has been included as a component of Interest Expense in the accompanying consolidated statements of income.

Fair Value of Debt

At March 31, 2016 and December 31, 2015, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts as the interest rates were variable and based on current market indices.

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

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at March 31, 2016 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$1.3	Accrued Expenses	$6.0
Foreign exchange contracts	Other Assets	0.6	Other Liabilities	3.6
Interest rate contracts	Other Assets	—	Other Liabilities	1.2
Total derivatives designated as hedges		$1.9		$10.8

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

The following table provides the gross effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax		Loss Reclassified from AOCI
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Foreign exchange contracts	$10.4	$(6.7)	$(1.8)	$(3.1)
Interest rate contracts	(0.5)	(0.3)	(0.2)	—
Total	$9.9	$(7.0)	$(2.0)	$(3.1)

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three months ended March 31, 2016 and 2015.

The following table provides the effect that derivative instruments not designated as cash flow hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in Other Income / Expense
	Three Months Ended
	March 31, 2016	March 31, 2015
Foreign exchange contracts	$1.8	$(1.1)

Note 12. Commitments and Contingencies

Litigation

Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, a form of value-added tax in Brazil, was assessed to our Brazilian subsidiary Schweitzer-Mauduit do Brasil Indústria e Comércio de Papel Ltda., or SWM-B, in December 2000. SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS taxes on certain raw materials from January 1995 through November 2000, collectively the Raw Materials Assessments.

The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. SWM-B has contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxes to papers intended for printing books, newspapers and periodicals, or immune papers, and thus to the raw material inputs used to produce immune papers. One of the two assessments, or Assessment 1 (case number 2001.001.115144-5), related in part to tax periods that predated our acquisition of the Pirahy mill in Pirai, Brazil.  In October 2015, the Federal Supreme Court of Brazil denied the State’s appeal of Assessment 1, in the amount of approximately $16.0 million, a decision which is now final.  The second assessment, or Assessment 2 (case number 2001.001.064544-6), pertains exclusively to periods during which SWM-B owned the Pirahy mill.  Assessment 2 in the amount of approximately $12.0 million remains pending before the Federal Supreme Court of Brazil on SWM-B’s appeal on the merits and is likely to be finally decided by the action of the chamber of the court hearing the matter.  No docket entry has been made yet regarding argument on Assessment 2.

SWM-B received assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS and Fundo Estadual de Combate à Pobreza (FECP, a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The State issued three sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, and a third for September 2011 - September 2013, collectively the Electricity Assessments.  SWM-B has challenged all three Electricity Assessments in administrative proceedings before the State tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In October and November 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second Electricity Assessments. The State issued notices to SWM-B to pay approximately $4.4 million in the first Electricity Assessment and $7.6 million in the second Electricity Assessment, based on the foreign currency exchange rate at March 31, 2016.  SWM-B filed separate challenges to these Electricity Assessments in further court proceedings in the State judicial system, and different chambers of the judicial court granted SWM-B preliminary injunctions against enforcement.  On the State's appeal, the court required SWM-B to post security for the injunction concerning the Electricity Assessment for May 2006 - November 2007. SWM-B's challenge to the third Electricity Assessment (approximately $3.4 million as of March 31, 2016) remains pending at the first administrative level (Junta de Revisão Fiscal).

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

Environmental Matters

The Company's operations are subject to various nations' federal, state and local laws, regulations and ordinances relating to environmental matters. The nature of the Company's operations exposes it to the risk of claims with respect to various environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental laws and regulations, it believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation and monitoring of certain hazardous waste disposal sites, will not have a material effect on its financial condition, results of operations or cash flows. However, future events, such as changes in existing laws and regulations (including the enforcement thereof), or unknown contamination of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material effect on its financial condition or results of operations.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three months ended March 31, 2016 and 2015 were as follows ($ in millions):

	Three Months Ended March 31,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$0.3	$0.3	$—	$—
Interest cost	1.3	1.3	0.1	0.1	—	—
Expected return on plan assets	(1.7)	(1.8)	(0.1)	(0.1)	—	—
Amortizations and other	1.0	1.4	0.3	0.3	0.1	(0.1)
Net periodic benefit cost	$0.6	$0.9	$0.6	$0.6	$0.1	$(0.1)

During the fiscal year ending December 31, 2016, the Company expects to recognize approximately $4.1 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $1.0 million for its French pension plans.

Note 14. Income Taxes

For interim financial reporting, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with ASC No. 740-270 “Accounting for Income Taxes in Interim Periods.” These interim estimates are subject to variation due to several factors, including our ability to accurately forecast our pre-tax and taxable income and loss by jurisdiction, changes in laws or regulations, and expenses or losses for which tax benefits are not recognized. Jurisdictions with a projected loss for the year or an actual year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective tax rate calculations could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings verses annual projections. Also, the impact of discrete items and non-deductible losses on our effective tax rate is greater when our pre-tax income is lower.

All unrecognized tax positions would impact the Company's effective tax rate if recognized. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its consolidated statement of income. There were no material income tax penalties or interest accrued during the three months ended March 31, 2016 or 2015.

Our effective tax rate from continuing operations was 27.6% and 24.0% for the three months ended March 31, 2016 and 2015, respectively, and increased primarily due to a higher concentration of profits generated in higher-tax jurisdictions coupled with a reduction in the generation of certain foreign tax credits.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Segment Information

The Company's two operating product line segments are also the Company's reportable segments: Engineered Papers and Advanced Materials & Structures. The EP segment, which consists of the Company's former Paper and Reconstituted Tobacco segments, primarily produces cigarette papers including LIP papers, plug wrap papers and base tipping papers used to wrap various parts of a cigarette for sale to cigarette manufacturers and reconstituted tobacco leaf, or RTL, and wrapper and binder products for sale to cigarette and cigar manufacturers. The EP segment also includes commercial and industrial products such as lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter paper and other specialized papers. These non-tobacco industry products are generally sold directly to converters and other end-users or brokers. The AMS segment primarily produces engineered resin-based, rolled goods such as films, nets, and other non-wovens for use in high-performance filtration, surface protection, medical, and industrial applications and consists of the operations of DelStar, the December 2014 acquisitions, and Argotec. In conjunction with the consolidation of the Paper and Reconstituted Tobacco segments into the EP segment in October 2015, the corresponding information for all prior periods presented has been restated to correspond to the presentation in the current year.

Information about Net Sales and Operating Profit

The accounting policies of these segments are the same as those described in Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses. The Company has recast the prior period operating profit by segment for comparative purposes to conform to current year presentation, which reflect a change in the way certain internal charges are allocated to individual business units. These changes had no impact on consolidated operating profit and were not material to the segment measurements presented.

($ in millions)	Net Sales
	Three Months Ended
	March 31, 2016		March 31, 2015
Engineered Papers	$143.6	66.9%	$147.5	78.5%
Advanced Materials & Structures	71.0	33.1	40.5	21.5
Total Consolidated	$214.6	100.0%	$188.0	100.0%

($ in millions)	Operating Profit
	Three Months Ended
	March 31, 2016		March 31, 2015
Engineered Papers	$35.5	112.3%	$27.8	123.6%
Advanced Materials & Structures	5.2	16.5	2.6	11.6
Unallocated	(9.1)	(28.8)	(7.9)	(35.2)
Total Consolidated	$31.6	100.0%	$22.5	100.0%

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in our Annual Report on Form 10-K for the year ended December 31, 2015. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products, our future prospects and other matters. These statements are based on certain assumptions and estimates that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and the section entitled "Forward-Looking Statements" at the end of this Item 2. Unless the context indicates otherwise, references to "SWM", "we", "us", "our", the "Company" or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

Summary

($ in millions, except per share amounts)	Three Months Ended
	March 31, 2016		March 31, 2015
Net sales	$214.6	100.0%	$188.0	100.0%
Gross profit	63.5	29.6	51.4	27.3
Restructuring & impairment expense	1.8	0.8	4.0	2.1
Operating profit	31.6	14.7	22.5	12.0
Interest expense	4.6	2.1	1.7	0.9
Income from continuing operations	21.1	9.8	18.8	10.0
Loss from discontinued operations	—	—	—	—
Net income	$21.1	9.8%	$18.8	10.0%
Diluted earnings per share from continuing operations	$0.69		$0.61
Diluted earnings per share	$0.69		$0.61
Cash provided by operations	$17.6		$11.2
Capital spending	$4.5		$5.2

First Quarter Highlights

In the three months ended March 31, 2016, SWM reported net income of $21.1 million on total net sales of $214.6 million. Compared to the prior-year period, net sales increased $26.6 million due primarily to incremental net sales generated from the operations of our newly acquired Argotec business and the favorable net combined impact of changes in mix of products sold and average selling prices in our EP segment, partially offset by unfavorable net foreign currency translation impacts, mainly from a weaker euro. Our AMS segment was impacted by planned reductions of low-margin industrial sales, negative timing impacts of certain large sales orders, and lower sales volumes, primarily to oil, gas, and mining related customers.

Gross profit increased by $12.1 million to $63.5 million in the three months ended March 31, 2016 compared with $51.4 million in the prior-year period primarily due to incremental gross profit generated by the operations of our newly acquired Argotec business along with the favorable net combined impact of changes in mix of products sold and average selling prices as well as lower overhead spending in our EP segment. These factors were partially offset by unfavorable net foreign currency translation impacts, unfavorable fixed cost absorption in our EP segment as well as planned reductions of low-margin industrial sales, negative timing impacts of certain large sales orders, and lower sales volumes, primarily to oil, gas, and mining related customers in our AMS segment.

Cash provided by operations was $17.6 million in the first three months of 2016 compared to $11.2 million in the prior-year period. The $6.4 million increase was due primarily to higher net income and favorable net changes in operating working capital compared to the prior-year period. Uses of cash during the three months ended March 31, 2016 included $4.5 million of capital spending, $12.2 million cash dividends paid to SWM stockholders, while sources of cash during the first quarter of 2016 included $7.4 million in proceeds from net issuances of debt.

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

Net Sales
(dollars in millions)

	Three Months Ended
	March 31, 2016	March 31, 2015	Change	Percent Change
Engineered Papers	$143.6	$147.5	$(3.9)	(2.6)%
Advanced Materials & Structures	71.0	40.5	30.5	75.3
Total	$214.6	$188.0	$26.6	14.1%
 N.M. - Not Meaningful

Net sales were $214.6 million in the three months ended March 31, 2016 compared with $188.0 million in the prior-year period. The increase in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes due to net foreign currency impacts	$(6.3)	(3.4)%
Changes due to rebates	(0.6)	(0.3)%
Changes in volume, product mix and selling prices	1.0	0.5%
Incremental revenue from acquired companies	32.5	17.3%
Total	$26.6	14.1%

EP segment net sales during the three months ended March 31, 2016 of $143.6 million decreased by $3.9 million, or 2.6%, versus net sales of $147.5 million in the prior year.  The decrease in net sales was primarily the result of $5.9 million in unfavorable net foreign currency translation impacts and $0.6 million in higher rebates to customers partially offset by the $2.6 million favorable net combined impact of changes in mix of products sold and average selling prices, in each case compared to the prior-year period. Net sales increased on a constant currency basis by 1.4% in the first quarter of 2016 over the prior-year period.

AMS segment net sales were $71.0 million for the three months ended March 31, 2016 compared to $40.5 million during the prior-year period. The increase of $30.5 million or 75.3% was due primarily to $32.5 million in incremental net sales generated by the operations of our newly acquired Argotec business, partially offset by $0.4 million of unfavorable net foreign currency translation impacts, mainly from a weaker euro. The segment was also impacted by the combined $1.2 million impact of planned reductions of low-margin industrial sales, negative timing impacts of certain large sales orders, and lower sales volumes, primarily to oil, gas, and mining related customers. Excluding the impact of the Argotec acquisition and unfavorable net foreign currency impacts, net sales decreased by 4.0% in the first quarter of 2016 over the prior-year period.

Gross Profit
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2016	March 31, 2015	Change		2016	2015
Net Sales	$214.6	$188.0	$26.6	14.1%	100.0%	100.0%
Cost of products sold	151.1	136.6	14.5	10.6	70.4	72.7
Gross Profit	$63.5	$51.4	$12.1	23.5%	29.6%	27.3%

Gross profit increased by $12.1 million during the three months ended March 31, 2016 to $63.5 million versus the prior-year period of $51.4 million. In the EP segment, the $7.1 million favorable net combined impact of changes in mix of products sold and average selling prices along with $0.8 million in lower overhead spending were partially offset by $1.6 million in unfavorable net foreign currency impacts, mainly from a weaker euro, and $1.5 million in unfavorable fixed cost absorption. The AMS segment benefited from $9.3 million in incremental gross profit associated with the operations of our newly acquired Argotec business, partially offset by $0.3 million in unfavorable net foreign currency translation impacts as well as the combined $1.6 million impact of planned reductions of low-margin industrial sales, negative timing impacts of certain large sales orders, and lower sales volumes, primarily to oil, gas, and mining related customers.

Nonmanufacturing Expenses
(dollars in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2016	March 31, 2015	Change		2016	2015
Selling expense	$6.4	$5.4	$1.0	18.5%	3.0%	2.9%
Research expense	4.3	3.3	1.0	30.3	2.0	1.8
General expense	19.4	16.2	3.2	19.8	9.0	8.6
Nonmanufacturing expenses	$30.1	$24.9	$5.2	20.9%	14.0%	13.3%

Nonmanufacturing expenses in the three months ended March 31, 2016 increased by $5.2 million to $30.1 million from $24.9 million in the prior-year period due primarily to $4.2 million in higher incremental costs from the operations of our newly acquired Argotec business, $0.8 million in higher research and development expenditures, excluding Argotec, and $0.4 million in higher general and administrative expenses, partially offset by approximately $0.5 million in favorable foreign currency translation impacts, mainly from a weaker euro.

Restructuring and Impairment Expense

The Company incurred total restructuring and impairment expense of $1.8 million in the three months ended March 31, 2016 compared with $4.0 million in the three months ended March 31, 2015. In the 2016 period, the restructuring expense primarily related to $1.0 million in severance accruals for employees at our EP and AMS manufacturing operations in the U.S., France and Brazil, $0.3 million in severance accruals within supporting overhead departments not allocated to a specific segment and $0.5 million of impairment expense recognized on equipment at our Poland manufacturing facility.

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

Operating Profit
(dollars in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	March 31, 2016	March 31, 2015	Change		2016	2015
Engineered Papers	$35.5	$27.8	$7.7	27.7%	24.7%	18.8%
Advanced Materials & Structures	5.2	2.6	2.6	100.0	7.3	6.4
Unallocated expenses	(9.1)	(7.9)	(1.2)	15.2
Total	$31.6	$22.5	$9.1	40.4%	14.7%	12.0%

Operating profit was $31.6 million in the three months ended March 31, 2016 compared with $22.5 million during the prior-year period.

The EP segment's operating profit in the three months ended March 31, 2016 was $35.5 million, an increase of $7.7 million from $27.8 million, or 27.7%, in the prior-year period.  The increase was primarily due to the $7.1 million favorable net combined impact of changes in mix of products sold and average selling prices along with $2.9 million in lower restructuring costs and $0.8 million in lower overhead spending which were partially offset by $1.0 million in unfavorable net foreign currency impacts, mainly from a weaker euro, and $1.5 million in unfavorable fixed cost absorption and $0.4 million in higher total net selling, R&D and general and administrative expenses, in each case compared to the prior-year period.

The AMS segment's operating profit in the three months ended March 31, 2016 was $5.2 million compared to $2.6 million in the prior-year period. The increase of $2.6 million, or 100.0%, was positively impacted by $5.1 million in incremental operating profit associated with the operations of our newly acquired Argotec business and $0.9 million in lower net selling and general and administrative expenses as a result of restructuring actions taken during the quarter, partially offset by $0.6 million in higher restructuring costs as well as the combined $1.6 million impact of planned reductions of low-margin industrial sales, negative timing impacts of certain large sales orders, and lower sales volumes, primarily to oil, gas, and mining related customers, in each case compared to the prior-year period.

Unallocated expenses in the three months ended March 31, 2016 were $9.1 million compared to $7.9 million in the prior-year period. The increase of $1.2 million, or 15.2%, in unallocated expenses during the three months ended March 31, 2016 compared to the prior-year period was primarily due to higher incentive compensation of $0.7 million, the combined impact of modestly higher legal costs relating to intellectual property litigation and proceedings in Europe and professional services fees totaling $0.4 million and general increases in other expenses.

Non-Operating Expenses

Interest expense was $4.6 million in the three months ended March 31, 2016, an increase from $1.7 million in the prior-year period.  The weighted average effective interest rate on our debt facilities was approximately 2.28% and 1.43% for the three months ended March 31, 2016 and 2015, respectively. The increase in interest expense is due to higher debt balances outstanding compared to the prior-year period in conjunction with the Argotec acquisition as well as the effect of the higher effective interest rate applied to borrowings under the Amended Credit Agreement which was executed in October 2015 when compared to our previous Credit Agreement.

Other income, net, was $2.3 million during the three months ended March 31, 2016. The $0.2 million increase in other income, net compared to $2.1 million during the three months ended March 31, 2015 was due primarily to the recognition of a gain of $1.8 million related to the sale of water rights at our Spotswood, New Jersey facility, partially offset by $0.8 million in lower interest income from lower cash balances outstanding during the quarter and $0.5 million in lower royalties and fees earned from our joint ventures in China.

Income Taxes

An $8.1 million provision for income taxes in the three months ended March 31, 2016 resulted in an effective tax rate of 27.6% compared with 24.0% in the prior-year period.  The increase in the effective tax rate was primarily attributed to a higher concentration of profits generated in higher-tax jurisdictions coupled with a reduction in the generation of certain foreign tax credits in 2016 compared to the prior-year period.

(Loss) Income from Equity Affiliates

Loss from equity affiliates was $0.1 million in the three months ended March 31, 2016 compared with net income of $1.4 million during the prior-year period and reflected the results of operations of CTM and CTS. The decrease in earnings was driven primarily by lower sales volumes at CTS in the first quarter of 2016 compared to the prior-year period. As of April 2016, CTM has temporarily suspended production in order to bring its operations into compliance with newly effective emissions standards. At this time, we do not expect this to have a material adverse impact on our financial results this year.

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

Net Income and Income per Share

Net income in the three months ended March 31, 2016 was $21.1 million, or $0.69 per diluted share, compared with $18.8 million, or $0.61 per diluted share, during the prior-year period.  The increase in net income was primarily due to incremental income earned from the operations of our newly acquired Argotec business as well as a favorable mix of products sold, lower restructuring costs, lower overhead spending partially offset by unfavorable overhead absorption in the EP segment. These factors were partially offset by the combined impact of planned reductions of low-margin industrial sales, negative timing impacts of certain large sales orders, and lower sales volumes, primarily to oil, gas, and mining related customers in the AMS segment and an overall unfavorable currency impact.

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

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the mix of products sold, sales volume and selling prices of our products, as well as changes in our production volumes, costs, foreign currency exchange rates and working capital. Our liquidity is supplemented by funds available under our Amended Credit Agreement with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant.

As of March 31, 2016, $189.4 million of the Company's $200.2 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. We established a holding company in Luxembourg in 2014. As a result of the holding company structure, a portion of the foreign earnings will flow directly to the U.S. without U.S. tax consequences. We consider the undistributed earnings of other foreign subsidiaries to be indefinitely reinvested. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these other foreign subsidiaries. Certain global business realignments and other activities have been, or may be, implemented that could permit the eventual repatriation of certain of these funds without U.S. tax consequences.

Capital spending for 2016 is projected to be approximately $30 million. We generally fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities, including the Amended Credit Agreement.

Cash Requirements

As of March 31, 2016, we had net operating working capital of $143.9 million and cash and cash equivalents of $200.2 million, compared with net operating working capital of $118.5 million and cash and cash equivalents of $186.5 million as of December 31, 2015.  These changes primarily reflect the impacts of changes in currency exchange rates and changes in operating working capital presented on the unaudited condensed consolidated statements of cash flow contained in this report.

Cash Flows from Operating Activities ($ in millions)	Three Months Ended
	March 31, 2016	March 31, 2015
Net Income	$21.1	$18.8
Less: Loss from discontinued operations	—	—
Income from continuing operations	21.1	18.8
Non-cash items included in net income:
Depreciation and amortization	10.8	9.7
Restructuring-related impairment	0.5	0.7
Deferred income tax provision	0.1	0.9
Pension and other postretirement benefits	0.9	1.3
Stock-based compensation	1.4	1.0
Loss (income) from equity affiliates	0.1	(1.4)
Gain on sale of intangible assets	(1.8)	—
Excess tax expense (benefits) of stock-based awards	0.2	(0.4)
Other items	(1.7)	0.5
Net changes in operating working capital	(13.9)	(19.9)
Net cash provided by operating activities of:
Continuing operations	17.7	11.2
Discontinued operations	(0.1)	—
Net cash provided by operations	$17.6	$11.2

Net cash provided by operations was $17.6 million in the three months ended March 31, 2016 compared with $11.2 million in the prior-year period. Our net cash provided by operations increased primarily due to higher net income combined with the impact $6.0 million favorable year-over-year net change in operating working capital.

Operating Working Capital ($ in millions)	Three Months Ended
	March 31, 2016	March 31, 2015
Changes in operating working capital
Accounts receivable	$(13.6)	$(25.9)
Inventories	4.9	0.2
Prepaid expenses	(1.4)	(0.2)
Accounts payable	(4.3)	4.3
Accrued expenses	(6.0)	(2.3)
Accrued income taxes	6.5	4.0
Net changes in operating working capital	$(13.9)	$(19.9)

In the three months ended March 31, 2016, net changes in operating working capital used cash of $13.9 million compared to the prior-year period, in which net changes in operating working capital used cash of $19.9 million. This favorable change in working capital compared to the first quarter of 2015 was primarily driven by a smaller increase in accounts receivable in the first quarter of 2016 compared to the prior-year period, partially offset by a higher reduction in accounts payable in the first quarter of 2016 compared to the prior-year period.

In the three months ended March 31, 2015, net changes in operating working capital used cash of $19.9 million. This unfavorable change in working capital was driven primarily by an increase in accounts receivable due to higher net sales at the end of the first quarter 2015 compared to the fourth quarter of 2014 and increased accounts receivable related to our AMS segment acquisitions, partially offset by increases in accounts payable and accrued taxes.

Cash Flows from Investing Activities ($ in millions)	Three Months Ended
	March 31, 2016	March 31, 2015
Capital spending	$(4.5)	$(5.2)
Capitalized software costs	(0.2)	(0.2)
Other	(0.8)	1.5
Cash used for investing	$(5.5)	$(3.9)

Cash used for investing activities during the three months ended March 31, 2016 was $5.5 million compared to $3.9 million in the prior-year period and consisted primarily of capital spending.

Cash Flows from Financing Activities ($ in millions)	Three Months Ended
	March 31, 2016	March 31, 2015
Cash dividends paid to SWM stockholders	$(12.2)	$(11.6)
Net proceeds from borrowings	7.4	12.5
Purchases of common stock	(0.6)	(2.9)
Excess tax benefits of stock-based awards	(0.2)	0.4
Cash used for financing	$(5.6)	$(1.6)

During the three months ended March 31, 2016, financing activities consisted primarily of share repurchases of $0.6 million in connection with the surrender of shares by employees to satisfy their personal statutory income tax withholding obligations related to equity awards which vested during the period, cash dividends of $12.2 million paid to SWM stockholders, and net proceeds from borrowings of $7.4 million.

During the three months ended March 31, 2015, financing activities consisted primarily of share repurchases of $2.9 million and cash dividends of $11.6 million paid to SWM stockholders, partially offset by net proceeds from borrowings of $12.5 million.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On May 4, 2016, we announced a cash dividend of $0.40 per share payable on June 24, 2016 to stockholders of record as of May 27, 2016. The covenants contained in our Amended Credit Agreement require that we maintain certain financial ratios, as disclosed in Note 10. Debt, of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions would materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the three months ended March 31, 2016, we repurchased 18,379 shares of our common stock at a cost of $0.6 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended March 31, 2015, we repurchased 63,220 shares of our common stock for $2.9 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments ($ in millions)	Three Months Ended
	March 31, 2016	March 31, 2015
Changes in short-term debt	$0.1	$0.5
Proceeds from issuances of long-term debt	27.1	15.1
Payments on long-term debt	(19.8)	(3.1)
Net proceeds from borrowings	$7.4	$12.5

Net proceeds from debt were $7.4 million during the three months ended March 31, 2016.  With the current level of borrowing and forecasted results, we expect to remain in compliance with the financial covenants contained in our Amended Credit Agreement.

In October 2015, the Company entered into the Amended Credit Agreement, which provides an aggregate principal amount of $1 billion, consisting of a $650 million revolving credit facility maturing in October 2020, a $100 million Term Loan A-1 maturing in October 2020, and a $250 million Term Loan A-2 maturing in October 2022. The Term Loans are generally subject to mandatory repayment out of the net cash proceeds of asset sales which are not reinvested in operating assets. The credit facilities are secured by substantially all of the personal property of the Company and its domestic subsidiaries. Unused borrowing capacity under the Amended Credit Agreement was $379.6 million as of March 31, 2016. We also had availability under our bank overdraft facilities of $29.3 million as of March 31, 2016.

The Amended Credit Agreement contains representations and warranties which are customary for facilities of that type and covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.50, reducing to 3.00 after September 30, 2016 and (b) minimum interest coverage of 3.00. The Amended Credit Agreement contains provisions allowing the Company to increase the leverage ratio upon the incurrence of certain unsecured indebtedness or temporarily upon the occurrence of a material acquisition. The Company was in compliance with all of its covenants under the Amended Credit Agreement at March 31, 2016. With the current level of borrowing and forecasted results, we expect to remain in compliance with our Amended Credit Agreement financial covenants.

Our total debt to capital ratios at March 31, 2016 and December 31, 2015 were 53.7% and 55.0%, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Other Factors Affecting Liquidity and Capital Resources

Our pension obligations are funded by our separate pension trusts, which held $125.1 million in assets at December 31, 2015. The combined projected benefit obligation of our U.S. and French pension plans was underfunded by $30.5 million as of December 31, 2015. We make contributions to our pension trusts based on many factors, including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions compared to other priorities. We are not required to make contributions to our U.S. and French pension plans during 2016.

The EP segment's PDM Industries S.A.S., or PDMI, mill has a minimum annual commitment for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $2 million per year through 2024. Future purchases are expected to be at levels that exceed such minimum levels under these contracts.

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

Schweitzer-Mauduit do Brasil Industria e Comércio de Papel Ltda., our EP segment's Brazilian mill, has an agreement for the transmission and distribution of energy that covers 100% of the mill's consumption of electrical energy valued at approximately $4 million annually through 2020. Our EP mills in France have contracts for the distribution and consumption of natural gas. The value to be provided under these natural gas contracts is estimated at approximately $10 million in 2016.

Outlook

As our strategic transformation progresses, we believe that our growth outlook will continue to be influenced by the global tobacco industry, and increasingly influenced by the end-segments of our AMS business, including filtration, surface protection, medical, and industrials.

For the EP segment, we expect our outlook and performance to be driven by many factors, including 1) customer-specific patterns, such as RTL usage, cigarette paper inventory management and timing of purchases, 2) macro factors, such as the expected long-term trend of reduced cigarette consumption and foreign exchange movements, and 3) potential regulatory changes in the tobacco industry, such as mandated packaging changes and/or tax-related price increases, or potential new countries adopting LIP regulations. While not consolidated into our EP segment, our tobacco operations seek to capitalize on the large Chinese cigarette industry through our two joint ventures. For example, we expect increased demand for RTL in China, which we are strategically positioned to supply through CTS, our RTL joint venture in China.

For the AMS segment, we expect our growth outlook to be driven by demand across our primary end-segments. We expect water filtration to continue its strong long-term growth trends; however, our filtration products sold to customers sensitive to the oil, gas, and mining sectors have been adversely impacted by the volatility and reduced activity in those industries. We expect solid growth performance from the Argotec acquisition, driven by continued growth in the surface protection end-segment. Generally, we believe that our medical and industrial end-segments will perform relatively in line with broad economic growth in the U.S. and to some extent Europe and China. We continue to evaluate M&A and internal growth investment opportunities to increase the scale of AMS and improve profitability of this growth platform.

2016 Strategic Priorities

We expect our business to be impacted by a combination of factors, the net result of which is an expected decline in profits in 2016. Positive business factors include incremental profits from the Argotec acquisition, and expected internal improvements in the EP and AMS segments, as well as growth from the new Chinese RTL JV. These positive business factors are expected to be more than offset by anticipated declines in RTL volumes in our French mill, the non-recurrence of certain 2015 tax benefits, year-over-year negative currency translation comparison, and the expected reversal of a customer-driven inventory build of LIP cigarette papers that benefited fourth quarter 2015 and first quarter 2016 results.

With our diversification activities since 2013, the Company has increased its revenue concentration from 6% of total Net Sales derived outside of the tobacco industry in 2013 to approximately 30% in 2015. The Company expects this metric to continue to increase in 2016 to the 40+% range due to the addition of a full year's revenue from Argotec, expected improved organic growth in our AMS segment, and the anticipated sales impact from an expected volume decline of more than 10% in RTL.

The Company's key 2016 strategic priorities include continuing to integrate Argotec, as well as optimizing the AMS segment, including implementation of an integrated AMS ERP system, with the goal of realizing the benefits of added scale, opportunities for commercial synergies, potential for improved operations, and the efficiency and effectiveness of a shared services platform across the acquired businesses. Concurrently, the Company plans to continue evaluating further acquisitions and growth initiatives that complement its existing AMS technologies and end-segment exposures. For the EP segment, the Company plans to remain focused on efficiently managing and restructuring operations to match capacity and costs with demand, selectively using price concessions to gain and/or maintain market share in key product categories, and protecting our intellectual property as appropriate in key areas, such as LIP. We plan to continue to invest in diversification activities to monetize our EP segment technologies outside of the tobacco industry.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act and other legal protections.  Forward-looking statements include, without limitation, those regarding 2016 outlook and future performance, mergers and acquisitions, future market trends, future RTL sales and volume trends (including increased RTL demand in China and reduced sales elsewhere), smoking attrition rates, synergies or growth from acquisitions, incurrence of additional debt, adoption of LIP standards in new regions, water filtration and global drinking water demand growth, integration, and growth prospects (including international growth), the percentage of our future revenue expected to be derived outside of the tobacco industry, the deductibility of goodwill associated with the Argotec acquisition, impact of our restructuring actions, post-retirement healthcare and life insurance payments, impact of the LIP intellectual property litigation and opposition proceedings, the amount of capital spending and/or common stock repurchases, the profitability of CTS and the impact on our financial results of CTM's temporary suspension of production, pricing pressures (including related to LIP), future cash flows, benefits associated with our global asset realignment initiative (including possible non-recurrence of one-time tax benefits, lower effective tax rates), purchase accounting impacts, impacts of our ongoing operational excellence and other cost-reduction initiatives, increasing revenues coming from our non-tobacco operations, and other statements generally identified by words such as "believe," "expect," "intend," "plan," "potential," "anticipate," "project," "appear," "should," "could," "may," "will," "typically" and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the following factors:

•
Changes in sales or production volumes, pricing or manufacturing costs of reconstituted tobacco products, cigarette paper (including for lower ignition propensity cigarettes), filtration-related products due to changing customer demands, new technologies such as e-cigarettes, inventory adjustments and rebalancings, changing regulatory requirements, competition or otherwise;

•	Loss of one or more significant customers, or changes in their cigarette blending approaches;

•	New reports as to the effect of smoking on human health or the environment;

•	Risks associated with the implementation of our strategic growth initiatives, including diversification, and the Company's understanding of, and entry into, new industries and technologies;

•	Changes in the source and intensity of competition in our market segments, including risk from lower cost virgin tobacco leaf or other, cheaper, cigarette fillers;

•	Our ability to attract and retain key personnel, due to our prior restructuring actions, the tobacco industry in which we operate or otherwise;

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

•	Labor disruptions, strikes, stoppages, or other disruptions at our facilities or in the countries in which we operate;

•
Existing and future governmental regulation and the enforcement thereof, for example, relating to the tobacco industry, taxation and the environment (including the impact thereof on our Chinese joint ventures);

•
Changes in general economic, financial and credit conditions in the U.S., Europe and elsewhere, including the impact thereof on currency (including any weakening of the euro and Brazilian Real) and on interest rates;

•	Restrictions imposed on us through our Amended and Restated Credit Agreement, including as to the incurrence of additional debt and the maintenance of certain financial ratios;

•	Changes in the manner in which we finance our debt and future capital needs, including potential acquisitions;

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

•	Increased taxation on tobacco-related products;

•	Costs and timing of implementation and effectiveness of any upgrades to our information technology systems;

•	Failure by us to comply with any privacy or data security laws or to protect against theft of customer, employee and corporate sensitive information; and

•	Other factors described elsewhere in this document and from time to time in documents that we file with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at March 31, 2016 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings and disputes. See Note 18. Commitments and Contingencies of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 12. Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements included in this report. Except as may have been referenced elsewhere in this report, there have been no material developments with regard to these matters.

Item 1A. Risk Factors

As of March 31, 2016, there were no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it repurchased during the first quarter of 2016:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 2016	3,574	$41.65	—	$—	$—
February 2016	14,805	30.70	—	—	—
March 2016	—	—	—	—	—
Total Year-to-Date 2016	18,379	$32.83	—	$—	$—

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

‡	This Section 906 certification is not being incorporated by reference into this Quarterly Report on Form 10-Q filing or otherwise deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ Allison Aden
Allison Aden Executive Vice President, Finance and Chief Financial Officer (duly authorized officer and principal financial officer)

May 4, 2016

By:	/s/ Robert J. Cardin
Robert J. Cardin Corporate Controller (principal accounting officer)

May 4, 2016

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

•
"Net foreign currency translation impacts" are estimates of the impact of changes in foreign currency rates on the translation of the Company's financial results as compared to the applicable comparable period and are derived by translating the current local currency results into U.S. Dollars based upon the foreign currency exchange rates for the applicable comparable period.

•	"Net debt to equity ratio" is total debt less cash and cash equivalents, divided by stockholders' equity.

•	"Net operating working capital" is accounts receivable, inventory, income taxes receivable and prepaid expense, less accounts payable, accrued expenses and income taxes payable.

•
"Non-wovens" are a fabric-like material made from long fibers, bonded together by chemical, mechanical, heat or solvent treatment. The term is used to denote fabrics, such as felt, which are neither woven nor knitted.

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

•	"Total debt to capital ratio" is total debt divided by the sum of total debt and total stockholders' equity.

•	"Urethane" is a crystalline compound composed of organic units used in the manufacture of polyurethane and various types of films.