Form 10-Q
period 2016-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2016-08-03
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2016
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

The Company had 30,555,531 shares of common stock issued and outstanding as of August 3, 2016.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net Sales	$217.3	$181.9	$431.9	$369.9
Cost of products sold	150.4	127.1	301.5	263.7
Gross Profit	66.9	54.8	130.4	106.2

Selling expense	6.4	5.1	12.8	10.5
Research expense	4.4	3.7	8.7	7.0
General expense	17.7	16.8	37.1	33.0
Total nonmanufacturing expenses	28.5	25.6	58.6	50.5

Restructuring and impairment expense	0.9	5.2	2.7	9.2
Operating Profit	37.5	24.0	69.1	46.5
Interest expense	4.1	1.9	8.7	3.6
Other income, net	1.0	6.1	3.3	8.2
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	34.4	28.2	63.7	51.1

Provision for income taxes	9.1	6.5	17.2	12.0
Income from equity affiliates, net of income taxes	0.7	2.8	0.6	4.2
Income from Continuing Operations	26.0	24.5	47.1	43.3
Loss from Discontinued Operations	—	(1.1)	—	(1.1)
Net Income	$26.0	$23.4	$47.1	$42.2

Net Income per Share - Basic:
Income per share from continuing operations	$0.85	$0.80	$1.54	$1.42
Loss per share from discontinued operations	—	(0.04)	—	(0.04)
Net income per share – basic	$0.85	$0.76	$1.54	$1.38

Net Income per Share – Diluted:
Income per share from continuing operations	$0.85	$0.80	$1.54	$1.41
Loss per share from discontinued operations	—	(0.04)	—	(0.04)
Net income per share – diluted	$0.85	$0.76	$1.54	$1.37

Weighted Average Shares Outstanding:

Basic	30,313,200	30,274,300	30,304,100	30,226,600

Diluted	30,447,700	30,397,000	30,435,200	30,345,400
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net Income	$26.0	$23.4	$47.1	$42.2
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	(8.9)	12.9	5.1	(35.8)

Unrealized gains (losses) on derivative instruments	2.1	1.9	12.0	(9.7)
Less: Reclassification adjustment for losses on derivative instruments included in net income	3.6	2.1	5.6	3.6

Reclassification adjustment for amortization of postretirement benefit plans' costs (gains) included in net periodic benefit cost	1.6	(0.7)	1.1	(1.3)
Other Comprehensive Income (Loss)	(1.6)	16.2	23.8	(43.2)
Comprehensive Income (Loss)	$24.4	$39.6	$70.9	$(1.0)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$143.8	$186.5
Accounts receivable, net	126.6	119.4
Inventories	108.1	112.4
Assets held for sale	20.7	21.9
Other current assets	6.0	4.6
Total Current Assets	405.2	444.8

Property, Plant and Equipment, net	307.1	308.1
Deferred Income Tax Benefits	0.1	0.1
Investment in Equity Affiliates	66.0	67.5
Goodwill	232.5	233.3
Intangible Assets	206.9	213.9
Other Assets	25.7	22.3
Total Assets	$1,243.5	$1,290.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$3.7	$3.3
Accounts payable	42.4	49.0
Income taxes payable	3.3	5.3
Accrued expenses	66.9	85.5
Total Current Liabilities	116.3	143.1

Long-Term Debt	506.8	568.2
Pension and Other Postretirement Benefits	33.3	33.5
Deferred Income Tax Liabilities	44.3	45.3
Other Liabilities	26.5	32.0
Total Liabilities	727.2	822.1
Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 30,553,204 and 30,474,149 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3.0	3.0
Additional paid-in-capital	56.2	53.7
Retained earnings	574.7	552.6
Accumulated other comprehensive loss, net of tax	(117.6)	(141.4)
Total Stockholders’ Equity	516.3	467.9
Total Liabilities and Stockholders’ Equity	$1,243.5	$1,290.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2014	30,465,522	$3.0	$49.8	$512.7	$(76.5)	$489.0
Net income				42.2		42.2
Other comprehensive loss, net of tax					(43.2)	(43.2)
Dividends declared ($0.76 per share)				(23.1)		(23.1)
Restricted stock issuances, net	70,449	—	—			—
Stock-based employee compensation expense			1.5			1.5
Excess tax benefits of stock-based employee compensation			0.5			0.5
Stock issued to directors as compensation	1,698	—	0.1			0.1
Purchases and retirement of common stock	(63,365)	—		(2.9)		(2.9)
Balance, June 30, 2015	30,474,304	$3.0	$51.9	$528.9	$(119.7)	$464.1

Balance, December 31, 2015	30,474,149	$3.0	$53.7	$552.6	$(141.4)	$467.9
Net income				47.1		47.1
Other comprehensive income, net of tax					23.8	23.8
Dividends declared ($0.80 per share)				(24.4)		(24.4)
Restricted stock issuances, net	94,260	—	—			—
Stock-based employee compensation expense			2.6			2.6
Excess tax expense of stock-based employee compensation			(0.2)			(0.2)
Stock issued to directors as compensation	3,333	—	0.1			0.1
Purchases and retirement of common stock	(18,538)	—		(0.6)		(0.6)
Balance, June 30, 2016	30,553,204	$3.0	$56.2	$574.7	$(117.6)	$516.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Operating
Net income	$47.1	$42.2
Less: Loss from discontinued operations	—	(1.1)
Income from continuing operations	47.1	43.3
Non-cash items included in net income:
Depreciation and amortization	22.1	19.5
Restructuring-related impairment	0.5	3.5
Deferred income tax provision	0.2	0.9
Pension and other postretirement benefits	1.8	2.3
Stock-based compensation	2.7	1.6
Loss (income) from equity affiliates	(0.6)	(4.2)
Gain on sale of intangible assets	(1.8)	(4.3)
Excess tax expense (benefits) of stock-based awards	0.2	(0.5)
Cash dividends received from equity affiliates	—	3.9
Other items	(1.6)	0.5
Changes in operating working capital:
Accounts receivable	(4.9)	(17.9)
Inventories	7.7	(4.4)
Prepaid expenses	(1.3)	(0.7)
Accounts payable	(6.8)	(1.6)
Accrued expenses	(11.4)	(0.7)
Accrued income taxes	(1.6)	14.2
Net changes in operating working capital - (use) source	(18.3)	(11.1)
Net cash provided by (used in) operating activities of:
- Continuing operations	52.3	55.4
- Discontinued operations	(0.1)	0.3
Net Cash Provided by Operations	52.2	55.7
Investing
Capital spending	(9.7)	(9.1)
Capitalized software costs	(0.9)	(0.5)
Acquisitions, net of cash acquired	—	(0.4)
Other investing	1.9	2.4
Net Cash Used in Investing	(8.7)	(7.6)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Financing
Cash dividends paid to SWM stockholders	(24.4)	(23.1)
Changes in short-term debt	0.5	0.3
Proceeds from issuances of long-term debt	31.6	27.4
Payments on long-term debt	(96.9)	(62.0)
Purchases of common stock	(0.6)	(2.9)
Excess tax benefits of stock-based awards	(0.2)	0.5
Net Cash Used in Financing	(90.0)	(59.8)
Effect of exchange rate changes on cash and cash equivalents	3.8	(20.9)
Decrease in cash and cash equivalents	(42.7)	(32.6)
Cash and cash equivalents at beginning of period	186.5	290.3
Cash and cash equivalents at end of period	$143.8	$257.7

Supplemental Cash Flow Disclosures
Cash paid for interest	$7.4	$3.7
Cash paid (recovered) for taxes, net	$18.0	$(4.0)
Change in capital spending in accounts payable and accrued liabilities	$1.8	$2.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

Nature of Business

Schweitzer-Mauduit International, Inc., or SWM or the Company, headquartered in Alpharetta, Georgia in the United States of America, is a multinational diversified producer of highly engineered solutions and advanced materials for a variety of industries. The Company maintains two operating product line segments: Engineered Papers and Advanced Materials and Structures.

Historically, through its Engineered Papers, or EP, segment, the Company has primarily served the tobacco industry via the manufacture and sale of paper and reconstituted tobacco products, which remains a key focus. The primary products sold to the tobacco industry include cigarette, plug wrap and base tipping papers, or Cigarette Papers, which are used to wrap various parts of a cigarette, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, and reconstituted tobacco wrappers and binders for cigars. These products are sold directly to tobacco companies or their designated converters in the Americas, Europe, Asia, Africa, the Middle East and elsewhere. The EP segment is a manufacturer of lightweight specialty papers used in manufacturing banded papers used in the production of lower ignition propensity, or LIP, cigarettes and also produces premium specialized papers for other applications, including low volume specialized commercial and industrial commodity paper grades produced, among other reasons, to maximize machine utilization.

Through its Advanced Materials & Structures, or AMS, segment, the Company is a specialty producer of resin-based plastic netting through an extrusion process, as well as certain meltblown products, machined plastic core tubes, urethane films, and resin-based rolled products for use in other end segments, such as filtration, surface protection, medical and other industrials. As discussed more fully in Note 3. Business Acquisitions, in October 2015, the Company completed the acquisition of Argotec Intermediate Holdings, LLC, or Argotec, a manufacturer of urethane films for use in high-performance niche applications such as surface and automotive paint protection, glass lamination, medical woundcare and other industrial uses. This acquisition has been incorporated into the AMS segment.

The Company has operations in the United States, United Kingdom, Canada, France, Luxembourg, Russia, Brazil, China and Poland, conducts business in over 90 countries, and operates 18 production locations worldwide. The Company also has a 50% equity interest in two joint ventures in China: China Tobacco Mauduit (Jiangmen) Paper Industry Ltd., or CTM, which produces cigarette and porous plug wrap papers, and China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS, which produces RTL.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, useful lives of tangible and intangible assets, fair values, sales returns and rebates, receivables valuation, pension, postretirement and other benefits, restructuring and impairment, taxes and contingencies. Actual results could differ materially from those estimates.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March, April and May 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-11, "Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting," and ASU 2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently in the process of evaluating the impact of the amendments on the consolidated financial statements.

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

Components of accumulated other comprehensive loss, net of tax, were as follows ($ in millions):

	June 30, 2016	December 31, 2015
Accumulated pension and OPEB liability adjustments, net of income tax of $20.3 million and $21.9 million at June 30, 2016 and December 31, 2015, respectively	$(34.5)	$(35.6)
Accumulated unrealized loss on derivative instruments, net of income tax of $4.2 million and $0.3 million at June 30, 2016 and December 31, 2015, respectively	(4.0)	(21.6)
Accumulated unrealized foreign currency translation adjustments	(79.1)	(84.2)
Accumulated other comprehensive loss	$(117.6)	$(141.4)

Changes in the components of accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	June 30, 2016			June 30, 2015
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Unrealized gain (loss) on Pension and OPEB liability adjustments	$3.4	$(1.8)	$1.6	$(1.1)	$0.4	$(0.7)
Unrealized gain (loss) on derivative instruments	5.7	—	5.7	4.1	(0.1)	4.0
Unrealized (loss) gain on foreign currency translation	(8.9)	—	(8.9)	12.9	—	12.9
Total	$0.2	$(1.8)	$(1.6)	$15.9	$0.3	$16.2

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30, 2016			June 30, 2015
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Unrealized gain (loss) on Pension and OPEB liability adjustments	$2.7	$(1.6)	$1.1	$(2.0)	$0.7	$(1.3)
Unrealized gain (loss) on derivative instruments	13.7	3.9	17.6	(6.4)	0.3	(6.1)
Unrealized gain (loss) on foreign currency translation	5.1	—	5.1	(35.8)	—	(35.8)
Total	$21.5	$2.3	$23.8	$(44.2)	$1.0	$(43.2)

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

As of June 30, 2016, the fair values of the assets acquired and liabilities assumed are provisional because final appraisals have not yet been completed. As consideration, the Company paid $282.7 million in cash, subject to certain customary post-closing adjustments, primarily for the adjusted value of working capital at the acquisition date. The acquisition was financed using borrowings under the Company's Amended Credit Agreement, see Note 10. Debt, for additional information.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Preliminary Fair Value as of October 28, 2015	Weighted-Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships	$115.3	15
Non-competition agreements	1.7	4
Total amortizable intangible assets	117.0	15
Indefinite-lived intangible assets:
Trade names	14.0	Indefinite
Total	$131.0

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

In the three and six months ended June 30, 2016, the Company recognized $0.1 million and $0.3 million, respectively, of direct and indirect acquisition-related costs related to the acquisition. In 2015, the Company recognized $1.8 million of direct and indirect acquisition-related costs and incurred $7.4 million in financing costs related to the acquisition. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General expense line item in the consolidated statements of income. Financing costs related to expanding the Credit Agreement have been capitalized and will be amortized in Interest expense over the life of the Amended Credit Agreement.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the unaudited pro forma Net Sales and Income from Continuing Operations of the combined entity had the acquisition date been January 1, 2015 are as follows ($ in millions):

	Net Sales	Income from Continuing Operations
2015 Supplemental Pro Forma from April 1, 2015 - June 30, 2015	$213.3	$26.2
2015 Supplemental Pro Forma from January 1, 2015 - June 30, 2015	430.8	45.3

Note 4. Discontinued Operations

Beginning in 2013, the Company's former paper mill in San Pedro, Philippines has been reported as a discontinued operation. This mill was previously presented as a component of the EP segment. The physical assets at the Philippines paper mill were sold during the fourth quarter of 2013. For all periods presented, results of this mill have been removed from each individual line within the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of discontinued operations.

Included in Other Current Assets, Other Assets and Accrued Expenses within the condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	June 30, 2016	December 31, 2015
Assets of discontinued operations:
Current assets	$1.1	$1.1
Other assets	2.6	2.6

Liabilities of discontinued operations:
Current liabilities	0.1	0.2

Summary financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales	$—	$—	$—	$—
Other expense	—	(0.9)	—	(0.9)
Loss from discontinued operations before income taxes	—	(0.9)	—	(0.9)
Income tax provision	—	(0.2)	—	(0.2)
Loss from discontinued operations	$—	$(1.1)	$—	$(1.1)

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Numerator (basic and diluted):
Net income	$26.0	$23.4	$47.1	$42.2
Less: Dividends paid to participating securities	—	—	(0.1)	(0.2)
Less: Undistributed earnings available to participating securities	(0.2)	(0.3)	(0.2)	(0.3)
Undistributed and distributed earnings available to common stockholders	$25.8	$23.1	$46.8	$41.7

Denominator:
Average number of common shares outstanding	30,313.2	30,274.3	30,304.1	30,226.6
Effect of dilutive stock-based compensation	134.5	122.7	131.1	118.8
Average number of common and potential common shares outstanding	30,447.7	30,397.0	30,435.2	30,345.4

Note 6. Inventories

Inventories are valued at the lower of cost, using the First-In, First-Out, or FIFO, and weighted average methods, or market. The Company's costs included in inventory primarily include pulp, resins, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or abnormal machine shut downs are expensed in the period incurred and are not reflected in inventory. The definition of market value, with respect to all inventories, is replacement cost or net realizable value. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. The following schedule details inventories by major class ($ in millions):

	June 30, 2016	December 31, 2015
Raw materials	$38.8	$45.2
Work in process	19.4	17.3
Finished goods	40.5	36.1
Supplies and other	9.4	13.8
Total	$108.1	$112.4

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Goodwill

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2016 were as follows ($ in millions):

	Engineered Papers	Advanced Materials & Structures	Total
Goodwill as of December 31, 2015	$4.8	$228.5	$233.3
Goodwill adjusted during the period	—	0.1	0.1
Foreign currency translation adjustments	—	(0.9)	(0.9)
Goodwill as of June 30, 2016	$4.8	$227.7	$232.5

Note 8. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Amortized intangible assets
Engineered Papers
Customer-related intangibles	$10.0	$10.0	$—	$10.0	$10.0	$—
Advanced Materials & Structures
Customer Relationships	167.7	12.2	155.5	167.7	6.4	161.3
Developed Technology	16.0	3.2	12.8	16.0	2.4	13.6
Customer Contracts	0.9	0.7	0.2	0.9	0.5	0.4
Non-Compete Agreements	1.7	0.3	1.4	1.7	0.1	1.6
Patents	1.5	0.1	1.4	1.5	0.1	1.4
Total	$197.8	$26.5	$171.3	$197.8	$19.5	$178.3

Unamortized intangible assets (Advanced Materials & Structures)
Trade names	$35.6			$35.6
 *  Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $3.1 million and $1.0 million for the three months ended June 30, 2016 and 2015, respectively, and $6.2 million and $2.1 million for the six months ended June 30, 2016 and 2015, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $11.7 million in each of the next five years.

Note 9. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $0.9 million and $5.2 million in the three months ended June 30, 2016 and 2015, respectively, and $2.7 million and $9.2 million in the six months ended June 30, 2016 and 2015, respectively.

In the EP segment, restructuring and impairment expenses were $0.9 million and $5.3 million for the three months ended June 30, 2016 and 2015, respectively, and $1.8 million and $9.1 million for the six months ended June 30, 2016 and 2015. Restructuring and impairment expenses for the six months ended June 30, 2016 consisted of $1.3 million in severance accruals for employees at our manufacturing facilities in the U.S., France and Brazil and $0.5 million of impairment expense recognized on equipment at our Poland manufacturing facility. During the six months ended June 30, 2015, restructuring and impairment expenses were composed of $5.6 million in severance accruals for employees

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at our Quimperlé and Spay, France facilities as well as $3.5 million in loss recognized to adjust the recorded value of equipment at our Philippines RTL location to its estimated fair value as discussed in more detail below.

The AMS segment, incurred restructuring and impairment expenses of $0.0 million and reversed $0.2 million in expenses for the three months ended June 30, 2016 and 2015, respectively, and incurred $0.6 million and reversed $0.2 million for the six months ended June 30, 2016 and 2015, respectively. Restructuring and impairment expenses for the six months ended June 30, 2016 consisted of severance accruals for employees at our U.S. manufacturing operations. In the six months ended June 30, 2015, restructuring and impairment expenses were reversed related to previously accrued severance costs in our AMS segment resulting from one of our business acquisitions in December 2014.

Additionally, the Company incurred $0.0 million and $0.1 million in restructuring expenses during the three months ended June 30, 2016 and 2015, respectively, and $0.3 million and $0.3 million in restructuring expenses during the six months ended June 30, 2016 and 2015, respectively, in each case related to accruals for severance expenses within supporting overhead departments which were not allocated to a specific segment.

Restructuring liabilities were classified within Accrued Expenses in each of the consolidated balance sheets as of June 30, 2016 and December 31, 2015. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended June 30, 2016 and December 31, 2015 are summarized as follows ($ in millions):

	Six Months Ended	Year Ended
	June 30, 2016	December 31, 2015
Balance at beginning of year	$7.7	$8.7
Accruals for announced programs	2.2	8.0
Cash payments	(5.1)	(8.3)
Exchange rate impacts	0.2	(0.7)
Balance at end of period	$5.0	$7.7

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

A long-lived asset that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. The fair value of a long-lived asset less any costs to sell is assessed each reporting period it remains classified as held for sale and any reduction in fair value is reported as an adjustment to the carrying value of the asset. Upon being classified as held for sale depreciation is ceased. Long-lived assets to be disposed of other than by sale are continued to be depreciated. Upon determining that a long-lived asset meets the criteria to be classified as held for sale, the assets and liabilities of the disposal group, if material, are reported in the line item Assets Held for Sale in our condensed consolidated balance sheets.

In early 2015, the Company made the decision to dispose of the Company's mothballed RTL facility and related equipment in the Philippines. These assets are included in the EP segment. During 2015, the Company reclassified the balance of the equipment, along with the land and building associated with the property, at this location from Property, Plant and Equipment, net, to Assets Held for Sale on the consolidated balance sheets. The reclassifications were made for all assets that are expected to be sold within one year of the balance sheet date and, as of June 30, 2016, all of the physical assets of this entity are classified as Assets Held for Sale. There were no impairment charges recognized on these assets during the three or six months ended June 30, 2016.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Debt

The components of total debt are summarized in the following table ($ in millions):

	June 30, 2016	December 31, 2015
Term Loan A-1	$60.0	$60.0
Term Loan A-2	248.1	249.4
Revolving Credit Agreement - U.S. dollar borrowings	199.0	197.0
Revolving Credit Agreement - euro borrowings	—	62.4
French Employee Profit Sharing	10.7	11.4
Bank Overdrafts	0.5	—
Total Debt	518.3	580.2
Less: Debt issuance costs	(7.8)	(8.7)
Less: Current debt	(3.7)	(3.3)
Long-Term Debt	$506.8	$568.2

Credit Agreement

On October 28, 2015, the Company, together with two of its Luxembourg-based wholly-owned holding subsidiaries, entered into a Second Amended and Restated Credit Agreement, or the Amended Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent, providing for credit facilities in the aggregate principal amount of $1 billion, consisting of a $650 million revolving credit facility, or Revolving Credit Facility, available to the Company; a $100 million Term Loan A-1 (Term Loan A-1) made to the Company; and a $250 million Term Loan A-2 (Term Loan A-2 and, together with Term Loan A-1, the Term Loans) made to the Company. The Revolving Credit Facility matures on October 28, 2020. The Term Loan A-1 amortizes at the rate of 5.0% for the first two years, at the rate of 10.0% for the final three years and matures on October 28, 2020. The Term Loan A-2 amortizes at the rate of 1.0% per year and matures on October 28, 2022. The Term Loans are generally subject to mandatory repayment out of the net cash proceeds of asset sales which are not reinvested in operating assets. The credit facilities are secured by substantially all of the personal property of the Company and its domestic subsidiaries while the obligations of the Luxembourg-based holding subsidiaries are secured by a pledge of certain of the equity interests held in their operating subsidiaries. In December 2015, the Company prepaid the full amount of amortization for Term Loan A-1, which totaled $40 million.

The Amended Credit Agreement amended and restated the Company’s Amended and Restated Credit Agreement, dated as of December 11, 2013, which provided for a $500 million unsecured revolving credit facility which was scheduled to mature on December 11, 2018.

The interest rate margins applicable to the Revolving Credit Facility and the Term Loans under the Amended Credit Agreement are based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) a base rate, plus an applicable margin, which ranges from 0.25% to 1.25%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 0.50% to 1.50%, in the case of Term Loan A-2, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves) (LIBOR), plus an applicable margin, which ranges from 1.25% to 2.25%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 1.50% to 2.50%, in the case of Term Loan A-2. The applicable margin, in each case, will be adjusted from time to time based on the Company's ratio of net debt to EBITDA as defined in the Amended Credit Agreement. As of June 30, 2016, the average interest rate on outstanding Amended Credit Agreement borrowings was 2.25% on US Revolving Credit Facility borrowings, 1.75% on Euro Revolving Credit Facility borrowings, 2.25% on Term Loan A-1 borrowings and 2.50% on Term Loan A-2 borrowings. The weighted average effective interest rate on our debt facilities was approximately 2.31% and 1.42% for the six months ended June 30, 2016 and 2015, respectively.

The Amended Credit Agreement also contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.50, reducing to 3.00 after September 30, 2016 and (b) minimum interest coverage of 3.00. The

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amended Credit Agreement contains provisions allowing the Company to increase the leverage ratio upon the incurrence of certain unsecured indebtedness or temporarily upon the occurrence of a material acquisition. The Company was in compliance with all of its covenants under the Amended Credit Agreement at June 30, 2016.

In conjunction with the Amended Credit Agreement, the Company capitalized approximately $7.4 million in deferred debt issuance costs associated with the new facility which will be amortized over the term of the related debt instrument. As of June 30, 2016 and December 31, 2015, the Company's total deferred debt issuance costs, net of accumulated amortization, were $7.8 million and $8.7 million, respectively. Amortization expense of $0.9 million and $0.3 million was recorded during the six months ended June 30, 2016 and 2015, respectively, and has been included as a component of Interest Expense in the accompanying consolidated statements of income.

Fair Value of Debt

At June 30, 2016 and December 31, 2015, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts as the interest rates were variable and based on current market indices.

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

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at June 30, 2016 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts Receivable	$1.2	Accrued Expenses	$2.9
Foreign exchange contracts	Other Assets	1.6	Other Liabilities	1.2
Interest rate contracts	Other Assets	—	Other Liabilities	1.2
Total derivatives designated as hedges		$2.8		$5.3

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

The following table provides the gross effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax				Loss Reclassified from AOCI
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Foreign exchange contracts	$2.3	$1.8	$12.7	$(9.5)	$(3.5)	$(2.1)	$(5.3)	$(3.6)
Interest rate contracts	(0.2)	0.1	(0.7)	(0.2)	(0.1)	—	(0.3)	—
Total	$2.1	$1.9	$12.0	$(9.7)	$(3.6)	$(2.1)	$(5.6)	$(3.6)

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three months ended June 30, 2016 and 2015.

The following table provides the effect that derivative instruments not designated as cash flow hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in Other Income / Expense
	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Foreign exchange contracts	$(1.4)	$(0.5)	$0.4	$(1.6)

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

The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

offset ICMS taxes otherwise owed on the sale of products that are not immune. SWM-B has contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, or immune papers, and thus to the raw material inputs used to produce immune papers. One of the two assessments, or Assessment 1 (case number 2001.001.115144-5), related in part to tax periods that predated our acquisition of the Pirahy mill in Pirai, Brazil.  In October 2015, the Federal Supreme Court of Brazil denied the State’s appeal of Assessment 1, in the amount of approximately $16.0 million, a decision which is now final.  The second assessment, or Assessment 2 (case number 2001.001.064544-6), pertains exclusively to periods during which SWM-B owned the Pirahy mill.  Assessment 2 in the amount of approximately $13.0 million remains pending before the Federal Supreme Court of Brazil on SWM-B’s appeal on the merits and is likely to be finally decided by the action of the chamber of the court hearing the matter.  No docket entry has been made yet regarding argument on Assessment 2.

SWM-B received assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS and Fundo Estadual de Combate à Pobreza (FECP, a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The State issued three sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, and a third for September 2011 - September 2013, collectively the Electricity Assessments.  SWM-B has challenged all three Electricity Assessments in administrative proceedings before the State tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In October and November 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second Electricity Assessments. The State issued notices to SWM-B to pay approximately $5.0 million in the first Electricity Assessment and $8.5 million in the second Electricity Assessment, based on the foreign currency exchange rate at June 30, 2016.  SWM-B filed separate challenges to these Electricity Assessments in further court proceedings in the State judicial system, and different chambers of the judicial court granted SWM-B preliminary injunctions against enforcement.  On the State's appeal, the court required SWM-B to post security for the injunction concerning the Electricity Assessment for May 2006 - November 2007. SWM-B's challenge to the third Electricity Assessment (approximately $4.0 million as of June 30, 2016) remains pending at the first administrative level (Junta de Revisão Fiscal).

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

Environmental Matters

The Company's operations are subject to various nations' federal, state and local laws, regulations and ordinances relating to environmental matters. The nature of the Company's operations exposes it to the risk of claims with respect to various environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental laws and regulations, it believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation and monitoring of certain hazardous waste disposal sites, will not have a material effect on its financial condition, results of operations or cash flows. However, future events, such as changes in existing laws and regulations (including the enforcement thereof), or unknown contamination of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators), or similar circumstances arising at our unconsolidated joint ventures, may give rise to additional costs which could have a material effect on the Company's financial condition or results of operations.

General Matters

In the ordinary course of its business activities, the Company and its subsidiaries are involved in certain other judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured regulatory, employment, general and commercial liability, environmental,

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intellectual property rights and other matters. At this time, the Company does not expect any of these proceedings to have an adverse material effect on its reputation, business, financial condition, results of operations or cash flows. However, as the outcome of such proceedings are unpredictable, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial condition, results of operations or cash flows.

Note 13. Postretirement and Other Benefits

The Company sponsors pension benefits in the United States, France and Canada and OPEB benefits related to postretirement healthcare and life insurance in the United States and Canada. The Company’s Canadian pension and OPEB benefits are not material and therefore are not included in the following disclosures.

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three and six months ended June 30, 2016 and 2015 were as follows ($ in millions):

	Three Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$0.3	$0.3	$—	$—
Interest cost	1.3	1.3	0.1	0.1	—	—
Expected return on plan assets	(1.7)	(1.7)	—	—	—	—
Amortizations and other	1.0	1.4	0.2	0.3	—	(0.1)
Net periodic benefit cost	$0.6	$1.0	$0.6	$0.7	$—	$(0.1)

	Six Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$0.6	$0.6	$—	$—
Interest cost	2.6	2.6	0.2	0.2	—	—
Expected return on plan assets	(3.4)	(3.5)	(0.1)	(0.1)	—	—
Amortizations and other	2.0	2.8	0.5	0.6	0.1	(0.2)
Net periodic benefit cost	$1.2	$1.9	$1.2	$1.3	$0.1	$(0.2)

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All unrecognized tax positions would impact the Company's effective tax rate if recognized. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its consolidated statement of income. There were no material income tax penalties or interest accrued during the three or six months ended June 30, 2016 or 2015.

Our effective tax rate from continuing operations was 26.5% and 23.0% for the three months ended June 30, 2016 and 2015, respectively, and increased primarily due to a higher concentration of profits generated in higher-tax jurisdictions coupled with a reduction in the generation of certain foreign tax credits. Our effective tax rate from continuing operations was 27.0% and 23.5% for the six months ended June 30, 2016 and 2015, respectively, and increased primarily due to a higher concentration of profits generated in higher-tax jurisdictions coupled with a reduction in the generation of certain foreign tax credits.

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

Information about Net Sales and Operating Profit

The accounting policies of these segments are the same as those described in Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses. The Company has recast the prior period operating profit by segment for comparative purposes to conform to current year presentation, which reflects a change in the way certain internal charges are allocated to individual business units. These changes had no impact on consolidated operating profit and were not material to the segment measurements presented.

($ in millions)	Net Sales
	Three Months Ended				Six months ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
Engineered Papers	$145.3	66.9%	$141.3	77.7%	$288.9	66.9	$288.8	78.1%
Advanced Materials & Structures	72.0	33.1	40.6	22.3	143.0	33.1	81.1	21.9
Total Consolidated	$217.3	100.0%	$181.9	100.0%	$431.9	100.0%	$369.9	100.0%

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions)	Operating Profit
	Three Months Ended				Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
Engineered Papers	$35.9	95.7%	$26.9	112.1%	$71.4	103.3%	$54.7	117.6%
Advanced Materials & Structures	8.9	23.7	5.4	22.5	14.1	20.4	8.0	17.2
Unallocated	(7.3)	(19.4)	(8.3)	(34.6)	(16.4)	(23.7)	(16.2)	(34.8)
Total Consolidated	$37.5	100.0%	$24.0	100.0%	$69.1	100.0%	$46.5	100.0%

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

Summary

($ in millions, except per share amounts)	Three Months Ended				Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
Net sales	$217.3	100.0%	$181.9	100.0%	$431.9	100.0%	$369.9	100.0%
Gross profit	66.9	30.8	54.8	30.1	130.4	30.2	106.2	28.7
Restructuring & impairment expense	0.9	0.4	5.2	2.9	2.7	0.6	9.2	2.5
Operating profit	37.5	17.3	24.0	13.2	69.1	16.0	46.5	12.6
Interest expense	4.1	1.9	1.9	1.0	8.7	2.0	3.6	1.0
Income from continuing operations	26.0	12.0	24.5	13.5	47.1	10.9	43.3	11.7
Loss from discontinued operations	—	—	(1.1)	(0.6)	—	—	(1.1)	(0.3)
Net income	26.0	12.0%	23.4	12.9%	$47.1	10.9%	$42.2	11.4%
Diluted earnings per share from continuing operations	$0.85		$0.80		$1.54		$1.41
Diluted earnings per share	$0.85		$0.76		$1.54		$1.37
Cash provided by operations	$34.6		$44.5		$52.2		$55.7
Capital spending	$5.2		$3.9		$9.7		$9.1

Second Quarter Highlights

In the three months ended June 30, 2016, SWM reported net income of $26.0 million on total net sales of $217.3 million. Compared to the prior-year period, net sales increased $35.4 million due primarily to incremental net sales generated from the operations of our newly acquired Argotec business and the net combined favorable impact of changes in volumes, mix of products sold and average selling prices along with favorable net foreign currency translation impacts in our EP segment. Our AMS segment was impacted by unfavorable net foreign currency translation impacts.

Gross profit increased by $12.1 million to $66.9 million in the three months ended June 30, 2016 compared with $54.8 million in the prior-year period primarily due to incremental gross profit generated by the operations of our newly acquired Argotec business along with a net combined favorable impact of changes in volumes, mix of products sold, average selling prices and other operational improvements, along with favorable foreign currency translation impacts in the EP segment. These factors were partially offset by the impact of planned reductions of low margin industrial sales, higher resin costs and unfavorable fixed cost absorption in the AMS segment.

Cash provided by operations was $34.6 million in the second quarter of 2016 compared to $44.5 million in the prior-year period. The $9.9 million decrease was due primarily to unfavorable net changes in operating working capital partially offset by higher net income compared to the prior-year period. Uses of cash during the three months ended June 30, 2016 included $5.2 million of capital spending, $12.2 million cash dividends paid to SWM stockholders and $72.2 million in net repayments of debt.

Year-to-Date Highlights

In the six months ended June 30, 2016, SWM reported net income of $47.1 million on total net sales of $431.9 million. Compared to the prior-year period, net sales increased $62.0 million due primarily to incremental net sales generated from the operations of our newly acquired Argotec business and the net combined favorable impact of changes in volumes, mix of products sold and average selling prices in our EP segment, partially offset by unfavorable net foreign currency translation impacts. Our AMS segment was impacted by planned reductions of low margin industrial sales and unfavorable net foreign currency translation impacts.

Gross profit increased by $24.2 million to $130.4 million in the six months ended June 30, 2016 compared with $106.2 million in the prior-year period primarily due to incremental gross profit generated by the operations of our newly acquired Argotec business along with the net combined favorable impact of changes in volumes, mix of products sold, average selling prices and other operational improvements in our EP segment. These factors were partially offset by unfavorable net foreign currency translation impacts as well as planned reductions of low margin industrial sales, higher resin costs and unfavorable fixed cost absorption in our AMS segment.

Cash provided by operations was $52.2 million in the first six months of 2016 compared to $55.7 million in the prior-year period. The $3.5 million decrease was due primarily to unfavorable net changes in operating working capital partially offset by higher net income compared to the prior-year period. Uses of cash during the six months ended June 30, 2016 included $9.7 million of capital spending, $24.4 million cash dividends paid to SWM stockholders, and $64.8 million in net repayments of debt.

Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015

Net Sales
($ in millions)

	Three Months Ended
	June 30, 2016	June 30, 2015	Change	Percent Change
Engineered Papers	$145.3	$141.3	$4.0	2.8%
Advanced Materials & Structures	72.0	40.6	31.4	77.3
Total	$217.3	$181.9	$35.4	19.5%

Net sales were $217.3 million in the three months ended June 30, 2016 compared with $181.9 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Incremental revenue from acquired companies	$31.9	17.5%
Changes in volume, product mix and selling prices	2.8	1.5
Changes due to net foreign currency impacts	2.1	1.2
Changes due to rebates, freight and royalties	(1.4)	(0.7)
Total	$35.4	19.5%

EP segment net sales during the three months ended June 30, 2016 of $145.3 million increased by $4.0 million, or 2.8%, versus net sales of $141.3 million in the prior year quarter.  The increase in net sales was primarily the result of $2.6 million in favorable net foreign currency translation impacts and the $2.8 million net combined favorable impact of changes in volumes, mix of products sold and average selling prices, in each case compared to the prior-year period, partially offset by the net combined impact of $1.4 million in higher rebates, lower royalties and higher freight revenues.

AMS segment net sales were $72.0 million for the three months ended June 30, 2016 compared to $40.6 million during the prior-year period. The increase of $31.4 million or 77.3% was due primarily to $31.9 million in incremental net sales generated by the operations of our newly acquired Argotec business, partially offset by $0.5 million of unfavorable net foreign currency translation impacts.

Gross Profit
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2016	June 30, 2015	Change		2016	2015
Net Sales	$217.3	$181.9	$35.4	19.5%	100.0%	100.0%
Cost of products sold	150.4	127.1	23.3	18.3	69.2	69.9
Gross Profit	$66.9	$54.8	$12.1	22.1%	30.8%	30.1%

Gross profit increased by $12.1 million during the three months ended June 30, 2016 to $66.9 million versus the prior-year period of $54.8 million. In the EP segment, the $3.9 million net combined favorable impact of changes in volumes, mix of products sold, average selling prices and other operational improvements, along with $1.9 million net favorable foreign currency translation impacts were partially offset by the $0.9 million combined impact of lower royalty income and higher discounts, returns and allowances. The AMS segment benefited from $8.3 million in incremental gross profit associated with the operations of our newly acquired Argotec business, partially offset by the $1.4 million combined impact of planned reductions of low margin industrial sales, higher resin costs and unfavorable fixed cost absorption.

Nonmanufacturing Expenses
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2016	June 30, 2015	Change		2016	2015
Selling expense	$6.4	$5.1	$1.3	25.5%	2.9%	2.8%
Research expense	4.4	3.7	0.7	18.9	2.0	2.0
General expense	17.7	16.8	0.9	5.4	8.2	9.3
Nonmanufacturing expenses	$28.5	$25.6	$2.9	11.3%	13.1%	14.1%

Nonmanufacturing expenses in the three months ended June 30, 2016 increased by $2.9 million to $28.5 million from $25.6 million in the prior-year period due primarily to $4.5 million in higher incremental costs from the operations of our newly acquired Argotec business, $0.6 million in higher research and development and selling expenditures, excluding Argotec, and approximately $0.2 million in unfavorable foreign currency translation impacts, partially offset by $2.4 million in lower general and administrative expenses which includes the impact of reclassification of certain costs and restructuring actions taken in our AMS segment and French EP operations in prior quarters.

Restructuring and Impairment Expense
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2016	June 30, 2015	Change		2016	2015
Engineered Papers	$0.9	$5.3	$(4.4)	(83.0)%	0.6%	3.8%
Advanced Materials & Structures	—	(0.2)	0.2	100.0	—	(0.5)
Unallocated expenses	—	0.1	(0.1)	(100.0)
Total	$0.9	$5.2	$(4.3)	(82.7)%	0.4%	2.9%

The Company incurred total restructuring and impairment expense of $0.9 million in the three months ended June 30, 2016 compared with $5.2 million in the three months ended June 30, 2015. In the 2016 period, the restructuring expense primarily related to $0.9 million in severance accruals for employees at our EP manufacturing operations related to the implementation of previously announced voluntary retirement programs available to certain employees at our French manufacturing facilities. This restructuring expense will be accrued over the remaining service lives of the affected employees.

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

Operating Profit
($ in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	June 30, 2016	June 30, 2015	Change		2016	2015
Engineered Papers	$35.9	$26.9	$9.0	33.5%	24.7%	19.0%
Advanced Materials & Structures	8.9	5.4	3.5	64.8	12.4	13.3
Unallocated expenses	(7.3)	(8.3)	1.0	(12.0)
Total	$37.5	$24.0	$13.5	56.3%	17.3%	13.2%

Operating profit was $37.5 million in the three months ended June 30, 2016 compared with $24.0 million during the prior-year period.

The EP segment's operating profit in the three months ended June 30, 2016 was $35.9 million, an increase of $9.0 million, or 33.5%, from $26.9 million in the prior-year period.  The increase was primarily due to the $3.9 million net combined favorable impact of changes in volumes, mix of products sold, average selling prices and other operational improvements, along with $4.4 million in lower restructuring costs and $1.8 million in net favorable foreign currency translation impacts, which were partially offset by the $0.9 million combined impact of lower royalty income, and higher discounts, returns and allowances.

The AMS segment's operating profit in the three months ended June 30, 2016 was $8.9 million compared to $5.4 million in the prior-year period. The increase of $3.5 million, or 64.8%, was positively impacted by $3.9 million in incremental operating profit associated with the operations of our newly acquired Argotec business, $1.7 million in lower net nonmanufacturing expenses partially as a result of restructuring actions taken during prior quarters, which were partially offset by the combined $1.4 million impact of planned reductions of low margin industrial sales, higher resin costs and unfavorable fixed cost absorption, in each case compared to the prior-year period, as well as $0.2 million in lower restructuring expense in the prior-year period compared to the current period.

Unallocated expenses in the three months ended June 30, 2016 were $7.3 million compared to $8.3 million in the prior-year period. The decrease of $1.0 million, or 12.0%, in unallocated expenses during the three months ended June 30, 2016 compared to the prior-year period was primarily due to lower corporate overhead costs as well as to general decreases in other expenses which includes the impact of reclassification of certain costs and restructuring activities taken in prior quarters.

Non-Operating Expenses

Interest expense was $4.1 million in the three months ended June 30, 2016, an increase from $1.9 million in the prior-year period.  The weighted average effective interest rate on our debt facilities was approximately 2.35% and 1.43% for the three months ended June 30, 2016 and 2015, respectively. The increase in interest expense is due to higher debt balances outstanding compared to the prior-year period in conjunction with the Argotec acquisition as well as the effect of the higher effective interest rate applied to borrowings under the Amended Credit Agreement which was executed in October 2015 when compared to our previous Credit Agreement.

Other income, net, was $1.0 million during the three months ended June 30, 2016. The $5.1 million decrease in other income, net compared to $6.1 million during the three months ended June 30, 2015 was due primarily to the recognition of a gain of $4.3 million related to the sale of water rights at our Spotswood, New Jersey facility in 2015 which was not repeated in the second quarter of 2016 and $0.8 million in lower interest income from lower cash balances outstanding during the second quarter of 2016.

Income Taxes

A $9.1 million provision for income taxes in the three months ended June 30, 2016 resulted in an effective tax rate of 26.5% compared with 23.0% in the prior-year period.  The increase in the effective tax rate was primarily attributed to a higher concentration of profits generated in higher-tax jurisdictions coupled with a reduction in the generation of certain foreign tax credits in 2016 compared to the prior-year period.

Income from Equity Affiliates

Income from equity affiliates was $0.7 million in the three months ended June 30, 2016 compared with $2.8 million during the prior-year period and reflected the results of operations of CTM and CTS. The decrease in earnings was driven primarily by lower sales volumes at CTS in the second quarter of 2016 compared to the prior-year period. In April 2016, CTM temporarily suspended production in order to bring its operations into compliance with newly effective emissions standards in China. In June, it resumed operations. At this time, we do not expect this to have a material adverse impact on our financial results this year.

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

Net Income and Income per Share

Net income in the three months ended June 30, 2016 was $26.0 million, or $0.85 per diluted share, compared with $23.4 million, or $0.76 per diluted share, during the prior-year period.  The increase in net income was primarily due to incremental income earned from the operations of our newly acquired Argotec business as well as a net combined favorable impact of changes in volumes, mix of products sold, average selling prices and other operational improvements, favorable foreign currency translation impacts and lower restructuring costs in the EP segment. These factors were partially offset by the impact of planned reductions of low margin industrial sales, higher resin costs and unfavorable fixed cost absorption in the AMS segment along with lower gain from the sale of water rights in 2016 compared to the prior year period and lower income from our equity affiliates.

Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

Net Sales
($ in millions)

	Six Months Ended
	June 30, 2016	June 30, 2015	Change	Percent Change
Engineered Papers	$288.9	$288.8	$0.1	N.M.
Advanced Materials & Structures	143.0	81.1	61.9	76.3
Total	$431.9	$369.9	$62.0	16.8%
 N.M. - Not Meaningful

Net sales were $431.9 million in the six months ended June 30, 2016 compared with $369.9 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Incremental revenue from acquired companies	$64.4	17.4%
Changes in volume, product mix and selling prices	3.8	1.0
Changes due to royalties	(0.3)	—
Changes due to rebates	(1.7)	(0.5)
Changes due to net foreign currency impacts	(4.2)	(1.1)
Total	$62.0	16.8%

EP segment net sales during the six months ended June 30, 2016 of $288.9 million increased by $0.1 million versus net sales of $288.8 million in the prior year.  The increase in net sales was primarily the result of the $5.3 million net combined favorable impact of changes in volumes, mix of products sold and average selling prices, partially offset by $3.2 million in unfavorable net foreign currency translation impacts, $1.7 million in higher rebates to customers, and $0.3 million in lower royalties received, in each case compared to the prior-year period.

AMS segment net sales were $143.0 million for the six months ended June 30, 2016 compared to $81.1 million during the prior-year period. The increase of $61.9 million or 76.3% was due primarily to $64.4 million in incremental net sales generated by the operations of our newly acquired Argotec business, partially offset by $1.0 million of unfavorable net foreign currency translation impacts, mainly from a weaker euro. The segment was also impacted by the $1.5 million impact of planned reductions of low margin industrial sales.

Gross Profit
($ in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2016	June 30, 2015	Change		2016	2015
Net Sales	$431.9	$369.9	$62.0	16.8%	100.0%	100.0%
Cost of products sold	301.5	263.7	37.8	14.3	69.8	71.3
Gross Profit	$130.4	$106.2	$24.2	22.8%	30.2%	28.7%

Gross profit increased by $24.2 million during the six months ended June 30, 2016 to $130.4 million versus the prior-year period of $106.2 million. In the EP segment, the $10.4 million net combined favorable impact of changes in volumes, mix of products sold, average selling prices and other operational improvements, along with $0.9 million in favorable net foreign currency translation impacts were partially offset by the $1.4 million combined impact of lower royalty income and higher discounts, returns and allowances, along with the $0.4 million net combined impact of lower raw material yield, lower fixed cost absorption and higher inflationary costs. The AMS segment benefited from $17.7 million in incremental gross profit associated with the operations of our newly acquired Argotec business, partially offset by $0.3 million in unfavorable net foreign currency translation impacts as well as the combined $3.1 million combined impact of planned reductions of low margin industrial sales, higher resin costs and unfavorable fixed cost absorption.

Nonmanufacturing Expenses
($ in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2016	June 30, 2015	Change		2016	2015
Selling expense	$12.8	$10.5	$2.3	21.9%	3.0%	2.8%
Research expense	8.7	7.0	1.7	24.3	2.0	1.9
General expense	37.1	33.0	4.1	12.4	8.6	8.9
Nonmanufacturing expenses	$58.6	$50.5	$8.1	16.0%	13.6%	13.6%

Nonmanufacturing expenses in the six months ended June 30, 2016 increased by $8.1 million to $58.6 million from $50.5 million in the prior-year period due primarily to $8.7 million in higher incremental costs from the operations of our newly acquired Argotec business and $1.8 million in higher research and development and selling expenditures, excluding Argotec, partially offset by $0.4 million in favorable foreign currency translation impacts, mainly from a weaker euro, and $2.0 million in lower general and administrative expenses which includes the impact of reclassification of certain costs and restructuring actions taken in our AMS segment and French EP operations in prior quarters.

Restructuring and Impairment Expense
($ in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2016	June 30, 2015	Change		2016	2015
Engineered Papers	$1.8	$9.1	$(7.3)	(80.2)%	0.6%	3.2%
Advanced Materials & Structures	0.6	(0.2)	0.8	400.0	0.4	(0.2)
Unallocated expenses	0.3	0.3	—	—
Total	$2.7	$9.2	$(6.5)	(70.7)%	0.6%	2.5%

The Company incurred total restructuring and impairment expense of $2.7 million in the six months ended June 30, 2016 compared with $9.2 million in the six months ended June 30, 2015. In the 2016 period, the restructuring expense primarily related to $1.9 million in severance accruals for employees at our EP and AMS manufacturing operations in the U.S., France and Brazil, $0.3 million in severance accruals within supporting overhead departments not allocated to a specific segment and $0.5 million of impairment expense recognized on equipment at our Poland paper manufacturing facility.

In the 2015 period, the restructuring expense primarily related to the implementation of a previously announced voluntary retirement program available to certain employees at our Spay, France facility. This restructuring expense will be accrued over the remaining service lives of the affected employees, of which $5.6 million was recognized during the comparable 2015 period. During 2015, the Company also recognized a loss of $0.7 million on the sale of certain equipment from our mothballed Philippines site and $2.8 million of loss recognized to write down equipment at that same Philippines site to its expected recoverable sales value.

Operating Profit
($ in millions)

	Six Months Ended			Percent Change	Return on Net Sales
	June 30, 2016	June 30, 2015	Change		2016	2015
Engineered Papers	$71.4	$54.7	$16.7	30.5%	24.7%	18.9%
Advanced Materials & Structures	14.1	8.0	6.1	76.3	9.9	9.9
Unallocated expenses	(16.4)	(16.2)	(0.2)	1.2
Total	$69.1	$46.5	$22.6	48.6%	16.0%	12.6%

Operating profit was $69.1 million in the six months ended June 30, 2016 compared with $46.5 million during the prior-year period.

The EP segment's operating profit in the six months ended June 30, 2016 was $71.4 million, an increase of $16.7 million, or 30.5%, from $54.7 million in the prior-year period.  The increase was primarily due to the $10.4 million net combined favorable impact of changes in volumes, mix of products sold, average selling prices and other operational improvements, $1.3 million in favorable net foreign currency translation impacts, $7.3 million in lower restructuring expenses and $0.5 in lower nonmanufacturing expenses, which were partially offset by the $1.4 million combined impact of lower royalty income and lower discounts, returns and allowances, along with the $1.4 million net combined impact of lower raw material yield, lower fixed cost absorption and higher inflationary costs.

The AMS segment's operating profit in the six months ended June 30, 2016 was $14.1 million compared to $8.0 million in the prior-year period. The increase of $6.1 million, or 76.3%, was positively impacted by $8.9 million in incremental operating profit associated with the operations of our newly acquired Argotec business and $2.7 million in lower net selling and general and administrative expenses which includes the impact of reclassification of certain costs and of restructuring actions taken during previous quarters, partially offset by $0.3 million in unfavorable net foreign currency translation impacts, $0.8 million in higher restructuring expenses, as well as the combined $3.2 million impact of planned reductions of low margin industrial sales, higher resin costs and unfavorable fixed cost absorption.

Non-Operating Expenses

Interest expense was $8.7 million in the six months ended June 30, 2016, an increase from $3.6 million in the prior-year period.  The weighted average effective interest rate on our debt facilities was approximately 2.31% and 1.42% for the six months ended June 30, 2016 and 2015, respectively. The increase in interest expense is due to higher debt balances outstanding compared to the prior-year period in connection with the Argotec acquisition as well as the effect of the higher effective interest rate applied to borrowings under the Amended Credit Agreement which was executed in October 2015 when compared to our previous Credit Agreement.

Other income, net, was $3.3 million during the six months ended June 30, 2016. The $4.9 million decrease in other income, net compared to $8.2 million during the six months ended June 30, 2015 was due primarily to $2.5 million lower gain recognized related to the sale of water rights at our Spotswood, New Jersey facility, $1.5 million in lower interest income from lower cash balances outstanding during the quarter, and $0.2 million in lower royalties and fees earned from our joint ventures in China.

Income Taxes
A $17.2 million provision for income taxes in the six months ended June 30, 2016 resulted in an effective tax rate of 27.0% compared with 23.5% in the prior-year period.  The increase in the effective tax rate was primarily attributed to a higher concentration of profits generated in higher-tax jurisdictions coupled with a reduction in the generation of certain foreign tax credits in 2016 compared to the prior-year period.

Income from Equity Affiliates

Income from equity affiliates was $0.6 million in the six months ended June 30, 2016 compared with $4.2 million during the prior-year period and reflected the results of operations of CTM and CTS. The decrease in earnings was driven primarily by lower sales volumes at CTS in the first half of 2016 compared to the prior-year period. In April 2016, CTM temporarily suspended production in order to bring its operations into compliance with newly effective emissions standards in China. In June, it resumed operations. At this time, we do not expect this to have a material adverse impact on our financial results this year.

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

Net Income and Income per Share

Net income in the six months ended June 30, 2016 was $47.1 million, or $1.54 per diluted share, compared with $42.2 million, or $1.37 per diluted share, during the prior-year period.  The increase in net income was primarily due to incremental income earned from the operations of our newly acquired Argotec business as well as a net combined favorable impact of changes in volumes, mix of products sold, average selling prices and other operational improvements, along with favorable net foreign currency translation impacts and lower restructuring costs in the EP segment. These factors were partially offset by the combined impact of planned reductions of low margin industrial sales, higher resin costs and unfavorable fixed cost absorption in the AMS segment along with lower income from our equity affiliates and lower gain on sale of water rights compared to the prior period.

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

As of June 30, 2016, $128.5 million of the Company's $143.8 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. We established a holding company in Luxembourg in 2014. As a result of the holding company structure, a portion of the foreign earnings will flow directly to the U.S. without U.S. tax consequences. We consider the undistributed earnings of other foreign subsidiaries to be indefinitely reinvested. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without further repatriation of the cash held by these other foreign subsidiaries. Certain global business realignments and other activities have been, or may be, implemented that could permit the eventual repatriation of certain additional funds without material adverse U.S. tax consequences.

Capital spending for 2016 is projected to be approximately $30 million. We generally fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities, including the Amended Credit Agreement.

Cash Requirements

As of June 30, 2016, we had net operating working capital of $148.8 million and cash and cash equivalents of $143.8 million, compared with net operating working capital of $118.5 million and cash and cash equivalents of $186.5 million as of December 31, 2015.  These changes primarily reflect the impacts of changes in currency exchange rates and changes in operating working capital presented on the unaudited condensed consolidated statements of cash flow contained in this report.

Cash Flows from Operating Activities ($ in millions)	Six Months Ended
	June 30, 2016	June 30, 2015
Net Income	$47.1	$42.2
Less: Loss from discontinued operations	—	(1.1)
Income from continuing operations	47.1	43.3
Non-cash items included in net income:
Depreciation and amortization	22.1	19.5
Restructuring-related impairment	0.5	3.5
Deferred income tax provision	0.2	0.9
Pension and other postretirement benefits	1.8	2.3
Stock-based compensation	2.7	1.6
Income from equity affiliates	(0.6)	(4.2)
Gain on sale of intangible assets	(1.8)	(4.3)
Excess tax expense (benefits) of stock-based awards	0.2	(0.5)
Cash dividends received from equity affiliates	—	3.9
Other items	(1.6)	0.5
Net changes in operating working capital	(18.3)	(11.1)
Net cash provided by operating activities of:
Continuing operations	52.3	55.4
Discontinued operations	(0.1)	0.3
Net cash provided by operations	$52.2	$55.7

Net cash provided by operations was $52.2 million in the six months ended June 30, 2016 compared with $55.7 million in the prior-year period. Our net cash provided by operations decreased primarily due the $7.2 million unfavorable impact year-over-year of net change in operating working capital, partially offset by higher net income.

Operating Working Capital ($ in millions)	Six Months Ended
	June 30, 2016	June 30, 2015
Changes in operating working capital
Accounts receivable	$(4.9)	$(17.9)
Inventories	7.7	(4.4)
Prepaid expenses	(1.3)	(0.7)
Accounts payable	(6.8)	(1.6)
Accrued expenses	(11.4)	(0.7)
Accrued income taxes	(1.6)	14.2
Net changes in operating working capital	$(18.3)	$(11.1)

In the six months ended June 30, 2016, net changes in operating working capital used cash of $18.3 million compared to the prior-year period, in which net changes in operating working capital used cash of $11.1 million. This unfavorable change in working capital compared to the second half of 2015 was primarily driven by a higher reduction of accounts payable, accrued expenses, and accrued income taxes in 2016 compared to the prior-year period, partially offset by a lower increase in accounts receivable and a decrease in inventories in 2016 compared to the prior-year period.

In the six months ended June 30, 2015, net changes in operating working capital used cash of $11.1 million. This unfavorable change in working capital was driven primarily by an increase in accounts receivable due to higher net sales at the end of the first quarter 2015 compared to the fourth quarter of 2014 and increased accounts receivable related to our AMS segment acquisitions, partially offset by increases in accounts payable and accrued taxes.

Cash Flows from Investing Activities ($ in millions)	Six Months Ended
	June 30, 2016	June 30, 2015
Capital spending	$(9.7)	$(9.1)
Capitalized software costs	(0.9)	(0.5)
Acquisitions, net of cash acquired	—	(0.4)
Other	1.9	2.4
Cash used for investing	$(8.7)	$(7.6)

Cash used for investing activities during the six months ended June 30, 2016 was $8.7 million compared to $7.6 million in the prior-year period and consisted primarily of capital spending.

Cash Flows from Financing Activities ($ in millions)	Six Months Ended
	June 30, 2016	June 30, 2015
Cash dividends paid to SWM stockholders	$(24.4)	$(23.1)
Net repayments of borrowings	(64.8)	(34.3)
Purchases of common stock	(0.6)	(2.9)
Excess tax benefits of stock-based awards	(0.2)	0.5
Cash used for financing	$(90.0)	$(59.8)

During the six months ended June 30, 2016, financing activities consisted primarily of share repurchases of $0.6 million in connection with the surrender of shares by employees to satisfy their personal statutory income tax withholding obligations related to equity awards which vested during the period, cash dividends of $24.4 million paid to SWM stockholders, and net payments on borrowings of $64.8 million.

During the six months ended June 30, 2015, financing activities consisted primarily of share repurchases of $2.9 million and cash dividends of $23.1 million paid to SWM stockholders, partially offset by net payments on borrowings of $34.3 million.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On August 3, 2016, we announced a cash dividend of $0.40 per share payable on September 23, 2016 to stockholders of record as of August 26, 2016. The covenants contained in our Amended Credit Agreement require that we maintain certain financial ratios, as disclosed in Note 10. Debt, of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions we would expect to materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the six months ended June 30, 2016, we repurchased 18,538 shares of our common stock at a cost of $0.6 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In the six months ended June 30, 2015, we repurchased 63,365 shares of our common stock for $2.9 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments ($ in millions)	Six Months Ended
	June 30, 2016	June 30, 2015
Changes in short-term debt	$0.5	$0.3
Proceeds from issuances of long-term debt	31.6	27.4
Payments on long-term debt	(96.9)	(62.0)
Net payments on borrowings	$(64.8)	$(34.3)

Net payments on borrowings were $64.8 million during the six months ended June 30, 2016.  With the current level of borrowing and forecasted results, we expect to remain in compliance with the financial covenants contained in our Amended Credit Agreement.

In October 2015, the Company, together with two of its Luxembourg-based wholly-owned holding subsidiaries, entered into the Amended Credit Agreement, which provides an aggregate principal amount of $1 billion, consisting of a $650 million revolving credit facility maturing in October 2020, a $100 million Term Loan A-1 maturing in October 2020, and a $250 million Term Loan A-2 maturing in October 2022. The Term Loans are generally subject to mandatory repayment out of the net cash proceeds of asset sales which are not reinvested in operating assets. The credit facilities are secured by substantially all of the personal property of the Company and its domestic subsidiaries while the obligations of the Luxembourg-based holding subsidiaries are secured by a pledge of certain of the equity interests held in their operating subsidiaries. Unused borrowing capacity under the Amended Credit Agreement was $450.6 million as of June 30, 2016. We also had availability under our bank overdraft facilities of $27.6 million as of June 30, 2016.

The Amended Credit Agreement contains representations and warranties which are customary for facilities of that type and covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.50, reducing to 3.00 after September 30, 2016 and (b) minimum interest coverage of 3.00. The Amended Credit Agreement contains provisions allowing the Company to increase the leverage ratio upon the incurrence of certain unsecured indebtedness or temporarily upon the occurrence of a material acquisition. The Company was in compliance with all of its covenants under the Amended Credit Agreement at June 30, 2016. With the current level of borrowing and forecasted results, we expect to remain in compliance with our Amended Credit Agreement financial covenants.

Our total debt to capital ratios at June 30, 2016 and December 31, 2015 were 49.7% and 55.0%, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

For the EP segment, we expect our outlook and performance to be driven by many factors, including 1) customer-specific patterns, such as RTL usage, cigarette paper inventory management and timing of purchases, 2) macro factors, such as the expected long-term trend of reduced cigarette consumption and foreign exchange movements, and 3) potential regulatory changes in the tobacco industry, such as mandated packaging changes and/or tax-related price increases, or potential new countries adopting LIP regulations. While not consolidated into our EP segment, our tobacco operations seek to capitalize on the large Chinese cigarette industry through our two joint ventures. For example, we expect increased demand in the long-term for RTL in China, which we are strategically positioned to supply through CTS, our RTL joint venture in China.

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

2016 Strategic Priorities

We expect our business to be impacted by a combination of factors, the net result of which is an expected decline in profits in 2016 compared to prior years. Positive business factors include incremental profits from the Argotec acquisition and expected internal improvements in the EP and AMS segment operations. These positive business factors are expected to be more than offset by anticipated declines in RTL volumes in our French mill, the non-recurrence of certain 2015 tax benefits, year-over-year negative currency translation comparison, and the expected reversal of a customer-driven inventory build of LIP cigarette papers that benefited fourth quarter 2015 and first quarter 2016 results.

With our diversification activities since 2013, the Company has increased its revenue concentration from 6% of total Net Sales derived outside of the tobacco industry in 2013 to approximately 30% in 2015. The Company expects this metric to continue to increase in 2016 to the 40+% range due to the addition of a full year's revenue from Argotec, expected improved organic growth in our AMS segment, and the anticipated sales impact from an expected volume decline of more than 10% in RTL from the prior year.

The Company's key 2016 strategic priorities include continuing to integrate Argotec, optimizing AMS segment operations and improving AMS operating margins, which includes steps taken to rationalize product lines, improve product quality and consistency, and implement an integrated AMS shared services ERP platform across the acquired businesses. We expect this to deliver meaningful multi-year margin expansion, and, when combined with benefits of increased scale and synergies across a more integrated operation, we would expect higher total AMS profits ultimately resulting in a more balanced split of our profit pool between our tobacco and non-tobacco businesses.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws that are subject to the safe harbor created by such laws and other legal protections.  Forward-looking statements include, without limitation, those regarding 2016 outlook and future performance, mergers and acquisitions, future market trends, future RTL sales and volume trends (including RTL demand in China and reduced sales elsewhere), smoking attrition rates, synergies or growth from acquisitions, benefits of AMS' new enterprise resource planning system, incurrence of additional debt, water filtration and global drinking water demand growth, integration, and growth prospects (including international growth), the percentage of our future revenue expected to be derived outside of the tobacco industry, the deductibility of goodwill associated with the Argotec acquisition, impact of our restructuring actions, post-retirement healthcare and life insurance payments, impact of the LIP intellectual property litigation and opposition proceedings, the amount of capital spending and/or common stock repurchases, the profitability of CTS and the impact on our financial results of CTM's temporary suspension of production, pricing pressures (including related to LIP), future cash flows, benefits associated with our global asset realignment initiative (including possible non-recurrence of one-time tax benefits, lower effective tax rates), foreign cash repatriation, purchase accounting impacts, impacts of our ongoing operational excellence and other cost-reduction initiatives, increasing revenues coming from our non-tobacco operations, and other statements generally identified by words such as "believe," "expect," "intend," "plan," "potential," "anticipate," "project," "appear," "should," "could," "may," "will," "typically" and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the following factors:

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

•
Changes in general economic, financial and credit conditions in the U.S., Europe, China and elsewhere, including the impact thereof on currency (including any weakening of the euro and Brazilian Real) and on interest rates;

•
Restrictions imposed on us through our Amended and Restated Credit Agreement, including as to the incurrence of additional debt, the granting of further security interests and the maintenance of certain financial ratios;

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

•	The failure of one or more material suppliers, including energy, resin and pulp suppliers, to supply materials as needed to maintain our product plans and cost structure;

•	International conflicts and disputes (for example, relating to Russia and to the Ukraine), including their impact on our sales and the adoption of new LIP regulations;

•	The pace and extent of further international adoption of LIP cigarette standards and the nature of standards so adopted;

•	Risks associated with our 50%-owned, non-U.S. joint ventures relating to control and decision-making, compliance, accounting standards, transparency and customer relations, among others;

•	A failure in our risk management and/or currency or interest rate swaps and hedging programs, including the failures of any insurance company or counterparty;

•	The number, type, outcomes (by judgment or settlement) and costs of legal, tax, regulatory or administrative proceedings, litigation and/or amnesty programs, including those in Brazil;

•
The outcome and cost of LIP intellectual property infringement and validity litigation and European Patent Office opposition proceedings and the risk of eventual loss of our technological advantages including expiration of patents and ongoing protection of our proprietary trade secrets, or emergence of new disruptive technologies;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at June 30, 2016 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016, our Chief Executive

Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of June 30, 2016, there were no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it repurchased during 2016:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
First Quarter 2016	18,379	$32.83	—	$—	$—
April 2016	159	34.21	—	—	—
May 2016	—	—	—	—	—
June 2016	—	—	—	—	—
Second Quarter 2016	159	34.21	—	$—	$—
Total Year-to-Date 2016	18,538	32.84	—	$—	$—

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

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

August 3, 2016

By:	/s/ Robert J. Cardin
Robert J. Cardin Corporate Controller (principal accounting officer)

August 3, 2016

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